Form 10-Q
period 1995-03-31
SYNOVUS FINANCIAL CORP
filed 1995-05-12
CIK 18349

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995
                         Commission File Number 1-10312


                        (LOGO)  SYNOVUS FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)


                GEORGIA                                  58-1134883
     (State or other jurisdiction or                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                                901 FRONT AVENUE
                                 P. O. BOX 120
                            COLUMBUS, GEORGIA  31902
                    (Address of principal executive offices)


                                 (706) 649-2197
              (Registrants' telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES    X      NO
                                     -----       -----

At April 30, 1995, 76,694,148 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

                            SYNOVUS FINANCIAL CORP.

                                     INDEX


                                                                                Page
Part I.          Financial Information                                         Number
                                                                               ------
  Item 1.        Financial Statements

                 Consolidated Balance Sheets (unaudited)
                 March 31, 1995 and December 31, 1994                            3

                 Consolidated Statements of Income (unaudited)
                 Three Months Ended March 31, 1995 and 1994                      4

                 Consolidated Statements of Cash Flows (unaudited)
                 Three Months Ended March 31, 1995 and 1994                      5

                 Notes to Consolidated Financial Statements (unaudited)          7


  Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                             10


Part II.         Other Information

  Item 6.        (a)  Exhibits                                                   18

                 (b)  Reports on Form 8-K                                        18

Signature Page                                                                   19

Exhibit Index                                                                    20

    (11)         Statement re Computation of Per Share Earnings                  21

    (27)         Financial Data Schedule (for SEC use only)                      22

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                            SYNOVUS FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                      March 31,        December 31,
(In thousands except share data)                                        1995               1994
                                                                     ----------        ------------
ASSETS
Cash and due from banks                                              $  299,679           344,637
Interest earning deposits with banks                                      2,273             1,172
Federal funds sold                                                       70,906            43,907
Investment securities available for sale                                847,128           804,769
Investment securities held to maturity                                  497,514           532,933

Loans                                                                 5,227,983         5,089,567
   Less unearned income                                                 (16,775)          (14,691)
   Less reserve for loan losses                                         (78,954)          (75,018)
                                                                     ----------         ---------
      Loans, net                                                      5,132,254         4,999,858

Premises and equipment                                                  205,955           203,106
Other assets                                                            253,142           245,697
                                                                     ----------         ---------
      Total assets                                                   $7,308,851         7,176,079
                                                                     ==========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Non-interest bearing                                              $  962,269           983,056
   Interest bearing                                                   5,325,487         4,941,547
                                                                     ----------         ---------
      Total deposits                                                  6,287,756         5,924,603
   Short-term borrowings                                                152,144           412,082
   Long-term debt                                                       129,377           139,811
   Other liabilities                                                    104,435            97,220
                                                                     ----------         ---------
      Total liabilities                                               6,673,712         6,573,716
                                                                     ----------         ---------
Minority interest in consolidated subsidiary                             24,182            22,483
Shareholders' equity:
   Common stock - $1.00 par value; Authorized  600,000,000
      shares; issued 76,037,984 in 1995 and 76,134,451 in
      1994; outstanding 76,011,008 in 1995 and 75,633,387
      in 1994                                                            76,038            76,134
   Surplus                                                              117,414           118,782
   Less treasury stock                                                     (596)           (7,680)
   Less unamortized restricted stock                                     (1,241)           (1,538)
   Net unrealized loss on investment securities available
     for sale                                                            (8,781)          (20,744)
   Retained earnings                                                    428,123           414,926
                                                                     ----------         ---------
      Total shareholders' equity                                        610,957           579,880
                                                                     ----------         ---------
      Total liabilities and shareholders' equity                     $7,308,851         7,176,079
                                                                     ==========         =========

See accompanying notes to consolidated financial statements.

                            SYNOVUS FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                       ---------------------
(In thousands, except per share data)                    1995          1994
                                                       --------      -------
Interest Income:
   Loans, including fees                               $123,504       91,754
   Investment securities:
      U.S. Treasury and U.S. Government
        agencies                                         13,898       13,035
      Mortgage-backed securities                          4,115        4,523
      State and municipal                                 1,868        2,010
      Other investments                                     362          419
   Federal funds sold                                       570          866
   Deposits with other banks                                 27           10
                                                       --------      -------
      Total interest income                             144,344      112,617
                                                       --------      -------
Interest expense:
   Deposits                                              55,633       40,753
   Short-term borrowings                                  3,618        1,611
   Long-term debt                                         2,263        2,380
                                                       --------      -------
      Total interest expense                             61,514       44,744
                                                       --------      -------
      Net interest income                                82,830       67,873
Provision for losses on loans                             5,245        6,000
                                                       --------      -------
      Net interest income after provision
         for losses on loans                             77,585       61,873
                                                       --------      -------
Non-interest income:
   Data processing services                              50,437       38,649
   Service charges on deposit accounts                   10,880        9,645
   Fees for trust services                                2,438        2,142
   Other operating income                                 9,964       13,490
   Securities gains/(losses), net                          (243)         534
                                                       --------      -------
      Total non-interest income                          73,476       64,460
                                                       --------      -------
Non-interest expense:
   Salaries and other personnel expense                  60,185       48,891
   Net occupancy and equipment expense                   23,608       19,638
   Other operating expenses                              28,830       24,671
   Minority interest in subsidiary's net
     income                                                 920          836
                                                       --------      -------
      Total non-interest expense                        113,543       94,036
                                                       --------      -------
      Income before income taxes                         37,518       32,297
Income tax expense                                       13,448       11,878
                                                       --------      -------
      Net income                                       $ 24,070       20,419
                                                       ========      =======

Net income per share                                   $   0.32         0.27
                                                       ========      =======

Weighted average shares outstanding                      75,860       74,657
                                                       ========      =======

Dividends declared per share                           $ 0.1350       0.1125
                                                       ========      =======

See accompanying notes to consolidated financial statements.

                            SYNOVUS FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                          ---------------------
(In thousands)                                                               1995        1994
                                                                          ---------    --------
Operating Activities
   Net Income                                                             $  24,070      20,419
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for losses on loans                                        5,245       6,000
         Depreciation, amortization, and accretion, net                       9,177       9,449
         Deferred income tax expense (benefit)                               (1,357)      1,828
         (Increase) decrease in interest receivable                          (1,611)      3,274
         Increase in interest payable                                         5,288       3,815
         Minority interest in subsidiary's net income                           920         836
         (Increase) decrease in mortgage loans held for sale                 (6,328)     10,722
         Other, net                                                          (5,964)     (7,887)
                                                                          ---------    --------
            Net cash provided by operating activities                        29,440      48,456
                                                                          ---------    --------

Investing Activities
   Cash acquired from acquisitions                                            1,375           0
   Net decrease in interest earning deposits with banks                         686       1,500
   Net (increase) decrease in federal funds sold                            (19,864)     33,947
   Proceeds from maturities of investment securities available
     for sale                                                                23,422      61,479
   Proceeds from sales of investment securities available for sale           40,104      39,996
   Purchases of investment securities available for sale                    (53,518)   (170,584)
   Proceeds from maturities of investment securities held to
     maturity                                                                14,115      35,935
   Purchases of investment securities held to maturity                       (7,703)    (54,157)
   Net increase in loans                                                   (108,395)    (71,991)
   Purchase of premises and equipment                                        (9,731)    (17,677)
   Disposal of premises and equipment                                           122         298
   Proceeds from sale of other real estate                                    2,057       2,401
   Additions to computer software                                            (2,627)     (4,615)
                                                                          ---------    --------
            Net cash used in investing activities                          (119,957)   (143,468)
                                                                          ---------    --------

Financing Activities
   Net (decrease) increase in demand and savings deposits                    (8,645)     24,985
   Net increase in certificates of deposit                                  334,260      19,106
   Net decrease in short-term borrowings                                   (259,938)    (38,188)
   Principal repayments on long-term debt                                   (12,672)       (720)
   Proceeds from long-term debt                                               2,238       7,000
   Dividends paid to shareholders                                           (10,263)     (8,112)
   Cash proceeds from sale of stock                                             579         387
                                                                          ---------    --------
            Net cash provided by financing activities                        45,559       4,458
                                                                          ---------    --------

Decrease in cash and cash equivalents                                       (44,958)    (90,554)
Cash and cash equivalents at beginning of period                            344,637     355,512
                                                                          ---------    --------
Cash and cash equivalents at end of period                                $ 299,679     264,958
                                                                          =========    ========
See accompanying notes to consolidated financial statements.

                            SYNOVUS FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)


For the three months ended March 31, 1995 and 1994, Synovus Financial Corp. (Synovus) paid income taxes of $4.2 million and $1.5 million, and interest of $56.2 million and $40.9 million, respectively.

Supplemental information of noncash investing and financing activities:

Loans of approximately $1.3 million and $1.9 million were transferred to other real estate during the three months ended March 31, 1995 and 1994, respectively.

Investment securities with a fair value of $27.1 million and an amortized cost of $27.7 million were transferred during the three months ended March 31, 1995 from investment securities held to maturity, to investment securities available for sale. No investment securities were transferred during the three months ended March 31, 1994. The securities transferred during the first three months of 1995 were related to an acquisition completed during the first quarter of 1995.

See accompanying notes to consolidated financial statements.

                            SYNOVUS FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments consisting of normally occurring accruals which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by this report have been included.

Note B - Acquisitions

On January 31, 1995, Synovus completed the acquisition of the $43 million asset Peach State Bank (PSB), a bank organized and existing under the state laws of Georgia and headquartered in Riverdale, Georgia. Synovus issued approximately 266,726 shares of Synovus common stock for all the issued and outstanding shares of PSB. The acquisition was accounted for using the purchase method of accounting. As of January 31, 1995, PSB represented .71% of Synovus' consolidated assets.

On February 28, 1995, Synovus completed the acquisition of the $1.1 billion asset NBSC Corporation (NBSC), a bank holding company organized and existing under the state laws of South Carolina and headquartered in Columbia, South Carolina. Synovus issued approximately 7,930,236 shares of Synovus common stock for all the issued and outstanding shares of NBSC. This acquisition has been accounted for as a pooling of interests and, accordingly, the financial statements for all periods presented have been restated to include the financial condition and results of operations of this entity. As of February 28, 1995, NBSC represented 17.76% of Synovus' consolidated assets and 11.45% of consolidated net income for the two months ended February 28, 1995.

On April 28, 1995, Synovus completed the acquisition of the $52 million asset Citizens & Merchants Corporation (CMC), a bank holding company organized and existing under the state laws of Georgia and headquartered in Douglasville, Georgia. Synovus issued approximately 626,481 shares of Synovus common stock for all the issued and outstanding shares of CMC. This transaction has been accounted for as a pooling of interests, except that the financial statements for periods prior to the acquisition were not restated since the effect was not material. As of April 30, 1995, CMC represented .71% of Synovus' consolidated assets and 1.00% of Synovus' consolidated net income for the four months ended April 30, 1995.

Note C - Business Combination Consummated During the First Quarter of 1995

The financial condition and results of operations previously reported separately by Synovus and NBSC and the combined amounts presented in the accompanying consolidated financial statements are summarized below.

December 31, 1994                                  SYNOVUS                  NBSC                 RESTATED
                                                   -------                  ----                 --------
(In thousands)
Cash and Deposits with Banks                        291,840                 53,969                 345,809

Federal Funds Sold                                   32,430                 11,477                  43,907

Investment Securities                             1,146,933                190,769               1,337,702

Loans, net of unearned income                     4,315,786                759,090               5,074,876

Reserve for Loan Losses                             (66,291)                (8,727)                (75,018)

Other Assets                                        394,686                 54,117                 448,803
                                                  ---------              ---------               ---------
  Total Assets                                    6,115,384              1,060,695               7,176,079
                                                  =========              =========               =========

Deposits                                          5,027,455                897,148               5,924,603

Borrowings                                          467,419                 84,474                 551,893

Other Liabilities                                    89,950                  7,270                  97,220

Minority Interest                                    22,483                      0                  22,483

Shareholders' Equity                                508,077                 71,803                 579,880
                                                  ---------              ---------               ---------
  Total Liabilities and
    Shareholders' Equity                          6,115,384              1,060,695               7,176,079
                                                  =========              =========               =========

Three months ended March 31, 1994                  SYNOVUS(a)               NBSC                 RESTATED
                                                   -------                  ----                 --------
(In thousands, except per share data)

Interest income                                      97,129                 15,488                 112,617

Interest expense                                     38,723                  6,021                  44,744
                                                  ---------              ---------               ---------
  Net interest income                                58,406                  9,467                  67,873

Provision expense                                     5,550                    450                   6,000

Non-interest income                                  61,490                  2,970                  64,460

Non-interest expense                                 84,348                  9,688                  94,036
                                                  ---------              ---------               ---------
  Income before taxes                                29,998                  2,299                  32,297

Income tax expense                                   11,154                    724                  11,878
                                                  ---------              ---------               ---------
Net Income                                           18,844                  1,575                  20,419
                                                  =========              =========               =========
Net income per share                                   0.28                                           0.27
                                                  =========                                      =========
Weighted average shares outstanding                  66,746                                         74,657
                                                  =========                                      =========

Three months ended March 31, 1995                  SYNOVUS(a)               NBSC(b)               RESTATED
                                                   -------                  ----                  --------

(In thousands except per share data)
Interest income                                     131,355                 12,989                 144,344

Interest expense                                     56,014                  5,500                  61,514
                                                    -------                 ------                 -------
  Net interest income                                75,341                  7,489                  82,830

Provision expense                                     4,875                    370                   5,245

Non-interest income                                  71,770                  1,706                  73,476

Non-interest expense                                107,142                  6,401                 113,543
                                                    -------                 ------                 -------
  Income before taxes                                35,094                  2,424                  37,518

Income tax expense                                   12,634                    814                  13,448
                                                    -------                 ------                 -------
Net Income                                           22,460                  1,610                  24,070
                                                    =======                 ======                 =======
Net income per share                                   0.32                                           0.32
                                                    =======                                        =======
Weighted average shares outstanding                  70,662                                         75,860
                                                    =======                                        =======

(a) Synovus balances include Peachtree National Bank and State Bancshares Inc. only for the periods subsequent to their respective acquisitions as financial statements prior to these business combinations were not restated due to materiality.

(b) NBSC balances reflect only the results from operations from January 1, 1995 up to the effective merger date of February 28, 1995. Results from operations for the month ended March 31, 1995, are included in the Synovus balances.


Note D - Other

Certain amounts in 1994 have been reclassified to conform with presentation adopted in 1995.

                        ITEM 2 - MANAGEMENT'S DISCUSSION
                      AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


The following is a discussion of the financial condition of Synovus at March
31, 1995, compared to December 31, 1994, and results of operations for the three month period ended March 31, 1995, compared to the three month period ended March 31, 1994. All periods have been restated for the acquisition of NBSC, accounted for as a pooling of interests. These comments should be read in conjunction with Synovus' unaudited consolidated financial statements and accompanying notes appearing in this report.

BALANCE SHEET

During the first three months of 1995, total assets increased $132.8 million, or 1.9%, when compared to December 31, 1994. Net loans increased $132.4 million, or 2.6%, and investment securities increased $6.9 million, or .5%.
Also contributing to the increase in total assets was a $27.0 million increase in federal funds sold. This growth in the balance sheet was primarily funded by a $363.2 million, or 6.1%, increase in deposits. The increase in deposits was mostly offset by a $260.0 million decrease in short-term borrowings. The balance sheet growth is attributable to internal growth and the acquisition of State Bancshares Inc. and Peach State Bank completed in the fourth quarter of 1994 and the first quarter of 1995, respectively, for which prior year financial statements were not restated. NBSC's growth from December to March was consistent with their history of strong asset growth.

The investment portfolio consists of debt securities which provide Synovus with a source of liquidity and a long-term, relatively stable source of income. Additionally, the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.

The net unrealized loss on securities available for sale, net of income taxes, amounted to $8.8 million at March 31, 1995, compared to a net unrealized loss of $20.7 million at December 31, 1994. The decrease in unrealized losses was primarily due to a general increase in bond prices during the quarter. On March 31, 1995, the estimated fair value of investment securities as a percentage of their amortized cost was 98.3%.

ASSET QUALITY

Synovus' asset quality continued to improve during the first quarter as measured by general asset quality indications. These improvements were the result of improved underwriting, the resolution of certain problem assets, and the general improvement in economic conditions.

Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate. The nonperforming asset ratio as a percentage of loans and other real estate has improved to .75% as of March 31, 1995, compared to .80% as of December 31, 1994. During the first three months of

1995, nonperforming assets decreased $1.6 million, or 3.8%, while net loans increased $132.4 million, or 2.6%. The reserve for loan losses increased $3.9 million, or 5.2%, to $79.0 million. Additions to the reserve for loan losses are made periodically to maintain the reserve at an appropriate level based on management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan loss actually charged against the reserve in the given period, and the current and anticipated economic conditions.

Loans 90 days past due and still accruing increased $3.5 million, or 46.9%, since December 31, 1994, but increased only $1.4 million, or 14.6% over March 31, 1994. In the next quarter management expects this past due loan balance to drop to a level more consistent with that of the prior year. Management believes that the value of the collateral securing these loans is sufficient to cover principal and interest payments on the loans and management does not expect a material increase in nonperforming assets in future periods as a result of the resolution of these delinquencies.

Management continues to focus on asset quality with an emphasis on proactive management of problem assets, early detection of potential problem assets, and timely charge-offs. The Synovus asset quality program adequately identifies problem loans in a timely manner and management believes that current loan loss reserves will adequately provide for potential future loan charge-offs.

                                                       March 31,     December 31,
                                                         1995           1994
                                                       ---------     ------------
                                                              (in thousands)
Nonperforming Loans                                     $26,614          28,397
Other Real Estate                                        12,579          12,356
                                                        -------          ------
Nonperforming Assets                                    $39,193          40,753
                                                        =======          ======

Loans 90 Days Past Due and Still Accruing               $10,847           7,383
                                                        =======          ======

Reserve for Loan Losses                                 $78,954          75,018
                                                        =======          ======

Reserve for Loan Losses as a % of Loans                    1.52%           1.48
                                                        =======          ======

As a % of Loans and Other Real Estate:
  Nonperforming Loans                                      0.51%           0.56
  Other Real Estate                                        0.24%           0.24
                                                        -------          ------
    Nonperforming Assets                                   0.75%           0.80
                                                        =======          ======

Reserve to Nonperforming Loans                           296.66%         264.17
                                                        =======          ======

CAPITAL RESOURCES AND LIQUIDITY

Synovus continues to maintain its capital at levels which significantly exceed the minimum regulatory guidelines. Additionally, based on internal calculations and previous regulatory exams, each of Synovus' subsidiary banks appear to be in compliance with minimum regulatory capital and liquidity guidelines. Synovus' total risk-based capital was $671.9 million at March 31, 1995, compared to $660.9 million at December 31, 1994.
The ratio of total risk-based capital to risk-weighted assets was 12.17% at March 31, 1995, compared to 12.36% at year-end 1994. At March 31, 1995, Synovus' leverage ratio was 8.36%, compared to 8.45% at December 31, 1994. Synovus' equity-to-assets ratio was 8.36% at March 31, 1995, compared to 8.08% at December 31, 1994.

During the third quarter of 1994, Synovus announced its plan to acquire up to 750,000 shares of Synovus common stock. Approximately 266,700 and 29,900 of these shares were used to acquire PSB and NBSC, respectively. The remaining shares will be used to fund an incentive stock award plan, implemented in July 1994, and other employee benefit plans. These shares will be purchased based on market conditions over the next three years. As of April 30, 1995, 316,600 shares of Synovus common stock have been purchased under this plan at an average price of $18.99.

Synovus' liquidity position and sources of funds are generally the same as they were at December 31, 1994. Factors affecting liquidity, including the maturity structure of Synovus' investment securities portfolio, loan portfolio, time deposits, and borrowed funds, have not changed significantly since that time.

One of the primary functions of asset/liability management is to assure adequate liquidity and maintain an appropriate balance between interest earning assets and interest bearing liabilities. Liquidity management involves the matching of the cash flow requirements of customers, either depositors withdrawing funds or borrowers needing loans, and the ability of Synovus to meet those requirements. Management monitors and maintains appropriate levels of assets and liabilities so that maturities of assets will provide adequate funds to meet estimated customer withdrawals and loan requests.

The consolidated statements of cash flows detail Synovus' cash flows from operating, investing, and financing activities. Net cash provided by operating activities was $29.4 million for the first three months of 1995, while financing activities provided $45.6 million. Investing activities used $120.0 million of this amount, resulting in a net decrease in cash and cash equivalents of $45.0 million. Synovus' loan growth is primarily funded by its growth in deposits. Added liquidity is available through federal funds purchased and a $20 million line of credit held by Synovus. Currently there is no outstanding balance on the line of credit.

INTEREST RATE RISK MANAGEMENT

Managing interest rate risk is of primary importance to Synovus, and management utilizes numerous tools to minimize interest rate risk and its impact on Synovus' operations. Synovus manages portfolio assets by matching them with funding sources that have similar repricing characteristics. The Synovus asset/liability management strategies emphasize balancing loans, investments, federal funds, and deposits to ensure that exposure to interest rate risk is limited within acceptable levels. Synovus' asset\liability mix is sufficiently balanced so that the effect of interest rates moving in either direction is not expected to be significant over time.

Synovus determines sensitivity of earnings to changes in interest rates by assessing the impact on net interest income of multiple rising and falling rate scenarios through the use of a simulation model. The simulation model is designed to look at the remainder of the current year and another full fiscal year and is updated quarterly, or more often if determined appropriate by Synovus management. This simulation model, combined with historical experience, indicates that Synovus' balance sheet is positioned so that its net interest income will generally increase slightly in the near term (approximately one quarter) during a rising rate environment and will decrease slightly in the near term during a declining rate environment. Synovus' net interest margin remained relatively flat during the first quarter of 1995, up slightly from 5.23% for the three months ended December 31, 1994, to 5.25% for the three months ended March 31, 1995. The duration of the effect on net interest income of changes in interest rates is impacted by market conditions regarding funding sources at the time of the rate changes.

Another tool available to Synovus' management is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. At March 31, 1995, the under one year cumulative gap was a $918 million (13% of total assets) net liability position. Generally, a liability sensitive gap indicates that there would be a net negative impact on net interest income in an increasing rate environment, however since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net income. Management believes that simulation modeling provides a more complete analysis of its interest rate risk position and therefore, places a lesser reliance on information derived from gap analysis.

NET INTEREST INCOME

For the three months ended March 31, 1995, net interest income, on a taxable-equivalent basis, increased $14.9 million, or 21.4%, over the three months ended March 31, 1994. This increase was due to increased levels of earning assets, an increase in the net interest margin and the impact of non-restated acquisitions. The net interest margin for the first three months of 1995 was 5.25%, up 50 basis points from the same period of 1994. The increase in the net interest margin is primarily attributed to increases in the yield of earning assets, mostly in the loan category, due to the rising prime rate environment partially offset by an increase in cost of funds.

The taxable-equivalent adjustment required in order to make yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% federal income tax rate in both 1995 and 1994.

                                                                   Three Months Ended
                                                                      March 31, 1995
                                                                 1995             1994
                                                               --------          -------
                                                                      (in thousands)
         Interest income                                       $144,344          112,617
         Taxable-equivalent adjustment                            1,408            1,488
                                                               --------          -------
         Interest income, taxable equivalent                    145,752          114,105
         Interest expense                                        61,514           44,744
                                                               --------          -------
         Net interest income, taxable-equivalent               $ 84,238           69,361
                                                               ========          =======

PROVISION FOR LOAN LOSSES

During the first three months of 1995, the provision for loan losses decreased $.8 million, or 12.6% over the same period in 1994. Net charge-offs to average net loans as of March 31, 1995, were .13% compared to .42% during the first three months of 1994. NBSC's net charge-offs to average net loans was .03% and .07% for March 31, 1995 and 1994, respectively. The reserve for loan losses to loans was 1.52% as of March 31, 1995, and 1.48% at December 31, 1994. The primary reason for the decrease in the provision for loan losses was due to the overall improvement in credit quality. This improvement can be seen in Synovus' decrease in net charge-offs as a percentage of average loans and in Synovus' lower nonperforming asset ratio as a percentage of loans and other real estate.

NON-INTEREST INCOME

Total non-interest income during the first three months of 1995 increased $9.0 million, or 14.0%, over the same period in 1994. The rise in non-interest income resulted largely from higher data processing services revenue, which increased $11.8 million, or 30.5%, during the three months ended March 31, 1995, over the same period in 1994. Other increases in non-interest income for the period include a $1.2 million, or 12.8%, increase in service charges on deposit accounts, principally as a result of increased volume and higher fee structures on deposit accounts. The decrease in other operating income was due to a gain of $2.9 million on the sale of a credit card portfolio in the first quarter of 1994.

Data processing services revenue is derived principally from the servicing of individual bankcard accounts for the card issuing customers of Total System Services, Inc. (TSYS), Synovus' majority-owned, publicly traded subsidiary. AT&T continues to be a major customer of TSYS, accounting for 22.4% and 23.2% of total revenues for the first three months of 1995 and 1994, respectively. Due to delays in software systems development, the conversion of AT&T's cardholder accounts to a customized version of the new cardholder processing system, TS(2), provided for in AT&T's 1993 agreement with TSYS, will be delayed beyond the contractually specified May 31, 1995 conversion date. Alternative dates for conversion, additional services and other changes in system requirements continue to be discussed between AT&T and TSYS. If these discussions do not result in amendments to the present arrangement, AT&T will be entitled to receive a discount of 5% on its monthly fees for processing services from June 1995 until such time as conversion of its accounts to TS(2) occurs.

NationsBank accounted for 12.5% and 12.2% of TSYS' total revenues for the first quarter of 1995 and 1994, respectively. TSYS' existing agreement with NationsBank expires in September of 1995, and TSYS and NationsBank continue their negotiations to extend their processing relationship. Although failure to extend this processing relationship would have a material impact on TSYS' future revenues and results of operations, management believes these negotiations will result in a new, extended processing agreement.

In March of 1994, TSYS announced the signing of a long-term credit card processing agreement with Bank of America. Due to delays in software systems development, on January 5, 1995, TSYS announced that it had reached an agreement in principle with Bank of America regarding amendments to their credit card processing agreement under which, among other things, the conversions of Bank of America's credit card accounts will be deferred beyond their contractually specified completion dates. On March 15, 1995, TSYS and Bank of America executed a definitive amendment to the credit card processing agreement reflecting the terms of the agreement in principle. The completion of the conversions of Bank of America's credit card accounts, previously scheduled for 1995, is scheduled to be accomplished in 1996. The processing agreement with Bank of America, including definitive amendments and related payments by TSYS, is not expected to be material to TSYS' 1995 results of operations. TSYS' processing agreement with Bank of America will extend for 10 years, subject to its terms and conditions, from the date of the complete conversions of Bank of America's accounts to TS(2).

NON-INTEREST EXPENSE

Total non-interest expense for the three months ended March 31, 1995, increased $19.5 million, or 20.7%, over the same period in 1994. Of this increase, $7.9 million related to banking operations. Salaries and other personnel expense increased $11.3 million, or 23.1%, net occupancy and equipment expense increased $4.0 million, or 20.2%, and other operating expenses increased $4.2 million, or 16.9%. The increase in non-interest expense is in large part due to the expansion of fee-generating services of TSYS, which is principally related to additional personnel and added depreciation and amortization expense for the acquisition of facilities, equipment, and computer software. These expenses are the result of TSYS' efforts to build operating capacities for future business opportunities, while providing additional services to existing customers. Expenses related to the growth of Synovus' banking operations also contributed to the increase in non-interest expense.

The project to develop the core TS(2) bankcard processing and support software concluded in late September 1994 with the successful conversion of First Omni Bank's 750,000 cardholder accounts. Costs associated with this project were capitalized, and amortization of the capitalized software development costs began in October 1994, over a useful life of ten years. Amortization expense associated with core TS(2) will be approximately $3.3 million in 1995. The estimated useful life was determined by management based upon such factors as the life of the original Total System, the average life of its present customer base, the contractual terms of its customers processing agreements, and the credit card processing marketplace, including the projected rate of technological change. Costs associated with the development of additional features of TS(2) will continue to be capitalized upon establishing technological feasibility and amortized when they become available for general customer use. Costs associated with the conversion of customers under new long-term contracts to TS(2) will be capitalized as contract acquisition costs and amortized over the life of new processing contracts.
Costs associated with conversions to TS(2), as well as the timing of individual bank conversions, have not been determined. Management believes that the amortization of these increased software development and contract acquisition costs in 1995 and future years will be substantially offset by increases in revenue from existing customers and new customers attributable to the expanded product offerings of TS(2) and its relative technological superiority as compared to alternatives currently available in the marketplace.

INCOME TAX EXPENSE

Income tax expense for the three months ended March 31, 1995, was $13.4 million compared to $11.9 million for the same period last year. This increase was primarily the result of an increase in pre-tax income and an increase in the relative percentage of taxable income to total income. This resulted in an effective income tax rate of 35.8% for the first three months of 1995 compared to 36.8% for the first three months of 1994. The decrease in the effective tax rate was primarily the result of the realization of certain tax planning strategies, including the recognition of research and experimentation credits for ongoing development activities and a reduction in effective state income tax rates.

NET INCOME

The combination of the above factors resulted in net income for the first three months of 1995 of $24.1 million. This is an increase of $3.7 million, or 17.9%, over the first three months of 1994. This performance resulted in a return on average assets of 1.36% and a return on average equity of 16.33% for the three month period ended March 31, 1995. This compares to a return on average assets of 1.26% and a return on average equity of 14.89% for the first three months of 1994 and also compares to a return on average assets of 1.23% and a return on average equity of 14.83% for the three months ended December 31, 1994.

ACCOUNTING AND REGULATORY MATTERS

During May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The income recognition requirement of SFAS No. 114 has been amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS No. 114 requires impaired loans to be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent, beginning in the first quarter of 1995. SFAS No. 118 eliminates certain income recognition provisions previously included in SFAS No. 114. Creditors are permitted to use existing methods for recognizing interest income on impaired loans. Synovus began to implement SFAS No. 114 and SFAS No. 118 prospectively in the first quarter of 1995 with no significant impact on the financial statements.

LEGAL PROCEEDINGS

Synovus and its subsidiaries are subject to lawsuits in the ordinary course of business. Currently, multiple lawsuits are pending that involve the sale of credit life insurance by one of Synovus' Alabama affiliates. These lawsuits seek unspecified damages, including punitive damages, and purport to be a class action which, if certified, may involve virtually all of such subsidiary's credit life transactions in Alabama for a number of years. Synovus intends to vigorously resist all aspects of these lawsuits and all other litigation to which it and its subsidiaries are parties. Based upon information presently available, and in light of legal and other defenses available to Synovus and its subsidiaries, contingent liabilities arising from the threatened and pending litigation are not considered material. It should be noted, however, that large punitive damage awards bearing little relation to the actual damages sustained by plaintiffs have been awarded in Alabama.

                          PART II - OTHER INFORMATION
                          ITEM 6 - REPORTS ON FORM 8-K

(a)      Exhibits

         (11)    Statement re Computation of Per Share Earnings

         (27)    Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

         The following reports on Form 8-K were filed during or subsequent to the first quarter of 1995.

         (1) The report filed on January 5, 1995, included the following events:

                 On January 5, 1995, Total System Services, Inc. (TSYS), an 80.8% owned subsidiary of Synovus announced: (a) earnings for the year ended December 31, 1994; (b) an agreement in principle with Bank of America regarding expected amendments to TSYS' and Bank of America's credit card processing agreement which will defer the completion of conversions of Bank of America's credit card accounts from 1995 until 1996; and (c) the execution of a letter of intent to provide credit, debit and merchant processing services for First Tennessee Bank, N.A.

         (2) The report filed on January 31, 1995, included the following event:

                 On January 31, 1995, Synovus announced it had completed the acquisition of Peach State Bank, Riverdale, Georgia.

         (3) The report filed on February 28, 1995, included the following event:

                 On February 28, 1995, Synovus announced it had completed its previously announced merger with the $1.1 billion asset NBSC Corporation (NBSC) of Columbia, South Carolina, with Synovus as the surviving corporation of the merger. NBSC owns The National Bank of South Carolina which has 41 banking offices throughout South Carolina. The National Bank of South Carolina will operate as a wholly-owned subsidiary of Synovus.

         (4) The report filed on March 15, 1995, included the following event:

                 On March 15, 1995, Total System Services, Inc. announced the execution of a definitive amendment to the credit card processing agreement with Bank of America reflecting the terms of the agreement in principle.

         (5) The report filed on April 28, 1995, included the following event:

                 On April 28, 1995, Synovus announced that it had completed its acquisition of Citizens & Merchants Corporation, Douglasville, Georgia.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SYNOVUS FINANCIAL CORP.


Date:  May 10, 1995                        BY:/s/ Stephen L. Burts, Jr.
                                              ----------------------------
                                           Stephen L. Burts, Jr.
                                           President and Chief Financial Officer

                               INDEX TO EXHIBITS


                                                                   Sequentially
Exhibit Number            Description                              Numbered Page
- --------------            -----------                              -------------
11                        Statement re Computation of                   21
                          Per Share Earnings.

27                        Financial Data Schedule (for SEC use only)    22
