Form 10-Q
period 1995-06-30
SYNOVUS FINANCIAL CORP
filed 1995-08-11
CIK 18349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For the Quarterly Period Ended June 30, 1995
                         Commission File Number 1-10312


                            SYNOVUS FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)


              Georgia                                  58-1134883
            (State or other jurisdiction of         (I.R.S. Employer
             incorporation or organization)          Identification No.)

                                901 Front Avenue
                                 P. O. Box 120
                            Columbus, Georgia  31902
                   (Address of principal executive offfices)


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

                                YES __X__      NO _____


            At July 31, 1995, 76,732,927 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

                            SYNOVUS FINANCIAL CORP.
                                     INDEX



                                                                         Page
Part I.     Financial Information                                        Number


  Item 1.   Financial Statements

            Consolidated Balance Sheets (unaudited)
            June 30, 1995 and December 31, 1994                            3

            Consolidated Statements of Income (unaudited)
            Six Months Ended June 30, 1995 and 1994                        4

            Consolidated Statements of Cash Flow (unaudited)
            Six Months Ended June 30, 1995 and 1994                        5

            Notes to Consolidated Financial Statements (unaudited)         7


  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            8


Part II.    Other Information

  Item 4.    Submission of Matters to a Vote of Security Holders          18

  Item 6.   (a)   Exhibits                                                19

            (b)   Reports on Form 8-K                                     19

Signature Page                                                            20

Exhibit Index                                                             21

            (11)   Statement re Computation of Per Share Earnings         22

            (27)   Financial Data Schedule (for SEC purposes only,
                      not enclosed herewith)

                         Part I. Financial Information
                         Item 1 - Financial Statements

                            SYNOVUS FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                    June 30,     December 31,
(In thousands, except share and per share data)       1995           1994
                                                   ---------      ---------
ASSETS
Cash and due from banks                           $   330,939       344,637
Interest earning deposits with banks                    2,251         1,172
Federal funds sold                                    128,480        43,907
Investment securities available for sale              851,093       804,769
Investment securities held to maturity                501,874       532,933

Loans                                               5,379,897     5,089,567
   Less unearned income                               (16,480)      (14,691)
   Less reserve for loan losses                       (82,492)      (75,018)
                                                    ---------     ---------
      Loans, net                                    5,280,925     4,999,858

Premises and equipment                                209,849       203,106
Other assets                                          264,427       245,697
                                                    ---------     ---------
      Total assets                                $ 7,569,838     7,176,079
                                                    =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Non-interest bearing                           $ 1,037,577       983,056
   Interest bearing                                 5,467,377     4,941,547
                                                    ---------     ---------
      Total deposits                                6,504,954     5,924,603
   Short-term borrowings                              162,787       412,082
   Long-term debt                                     123,835       139,811
   Other liabilities                                  108,517        97,220
                                                    ---------     ---------
      Total liabilities                             6,900,093     6,573,716
                                                    ---------     ---------
Minority interest in consolidated subsidiary           25,063        22,483
Shareholders' equity:
   Common stock - $1.00 par value; Authorized
     600,000,000 shares; issued 76,779,245 in 1995
     and 76,134,451 in 1994; outstanding 76,734,472
     in 1995 and 75,633,387 in 1994                    76,779        76,134
   Surplus                                            123,285       118,782
   Less treasury stock                                 (1,043)       (7,680)
   Less unamortized restricted stock                   (1,098)       (1,538)
   Net unrealized loss on investment
          securities available for sale                 2,568       (20,744)
   Retained earnings                                  444,191       414,926
                                                    ---------     ---------
      Total shareholders' equity                      644,682       579,880
                                                    ---------     ---------
      Total liabilities and shareholders' equity  $ 7,569,838     7,176,079
                                                    =========     =========
See accompanying notes to consolidated financial statements.

                            SYNOVUS FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                           Six Months Ended  Three Months Ended
                                                June 30,          June 30,
(In thousands, except per share data)      ________________   ________________
                                             1995     1994      1995     1994
                                           -------  -------   -------  -------
Interest Income:
   Loans, including fees                 $ 254,743  192,828   131,239  101,074
   Investment securities:
      U.S. Treasury and U.S. Govt.          28,128   26,684    14,230   13,649
      Mortgage-backed securities             8,134    9,082     4,019    4,559
      State and municipal                    3,693    3,945     1,825    1,935
      Other investments                        691      849       329      430
   Federal funds sold                        2,213    1,566     1,643      700
   Deposits with other banks                    60       17        33        7
                                           -------  -------   -------  -------
      Total interest income                297,662  234,971   153,318  122,354
                                           -------  -------   -------  -------
Interest expense:
   Deposits                                119,670   83,204    64,037   42,451
   Short-term borrowings                     6,316    4,263     2,698    2,652
   Long-term debt                            4,337    4,842     2,074    2,462
                                           -------  -------   -------  -------
      Total interest expense               130,323   92,309    68,809   47,565
                                           -------  -------   -------  -------
      Net interest income                  167,339  142,662    84,509   74,789
Provision for losses on loans               10,984   11,566     5,739    5,566
                                           -------  -------   -------  -------
      Net interest income
         after provision for
         losses on loans                   156,355  131,096    78,770   69,223
                                           -------  -------   -------  -------
Non-interest income:
   Data processing services                106,290   81,022    55,853   42,373
   Service charges on
         deposit accounts                   22,575   20,202    11,695   10,557
   Fees for trust services                   4,721    4,266     2,283    2,124
   Other operating income                   20,958   24,079    10,994   10,589
   Securities gains/(losses), net              (15)     520       228      (14)
                                           -------  -------   -------  -------
      Total non-interest income            154,529  130,089    81,053   65,629
                                           -------  -------   -------  -------
Non-interest expense:
   Salaries and other
         personnel expense                 122,220  100,486    62,035   51,595
   Net occupancy and
         equipment expense                  48,024   39,853    24,416   20,215
   Other operating expenses                 59,257   51,545    30,427   26,874
   Minority interest in
         subsidiary's net income             2,077    1,841     1,157    1,005
                                           -------  -------   -------  -------
      Total non-interest expense           231,578  193,725   118,035   99,689
                                           -------  -------   -------  -------
      Income before income taxes            79,306   67,460    41,788   35,163
Income tax expense                          28,636   24,443    15,188   12,565
                                           -------  -------   -------  -------
      Net income                         $  50,670   43,017    26,600   22,598
                                           =======  =======   =======  =======

Net income per share                     $    0.67     0.57      0.35     0.30
                                           =======  =======   =======  =======
Weighted average shares outstanding         76,192   74,878    76,519   75,095
                                           =======  =======   =======  =======
Dividends declared per share             $  0.2700   0.2250    0.1350   0.1125
                                           =======  =======   =======  =======

See accompanying notes to consolidated financial statements.


                            SYNOVUS FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                            -----------------
                                                              1995     1994
(In thousands)                                              -------  --------
Operating Activities
  Net Income                                              $  50,670    43,017
  Adjustments to reconcile net income
  to net cash provided by operating activities:
       Provision for losses on loans                         10,984    11,566
       Depreciation, amortization, and accretion, net        18,815    18,030
       Deferred income tax expense                              581     2,734
       Increase in interest receivable                       (6,275)     (519)
       Increase in interest payable                           9,378     1,814
       Minority interest in
            subsidiary's net income                           2,077     1,841
       (Increase) decrease in mortgage
            loans held for sale                             (10,529)   13,549
       Other, net                                           (23,881)  (11,050)
                                                            -------   -------
         Net cash provided by
                operating activities                         51,820    80,982
                                                            -------   -------
Investing Activities
  Cash acquired from acquisitions                             4,431     6,204
  Net decrease in interest earning
       deposits with banks                                      798     1,030
  Net (increase) decrease in federal funds sold             (75,418)   83,600
  Proceeds from maturities of investment
       securities available for sale                         56,570   132,707
  Proceeds from sales of investment
       securities available for sale                         80,035   100,153
  Purchases of investment securities
       available for sale                                  (104,364) (215,521)
  Proceeds from maturities of investment securities
       held to maturity                                      28,470    57,211
  Purchases of investment securities
       held to maturity                                     (25,347) (122,571)
  Net increase in loans                                    (225,573) (220,779)
  Purchase of premises and equipment                        (18,979)  (25,996)
  Disposal of premises and equipment                            885       247
  Proceeds from sale of other real estate                     3,122     5,440
  Additions to internally
       developed computer software.                          (3,559)  (10,351)
                                                            -------   -------
       Net cash used in
            investing activities                           (278,929) (208,626)
                                                            -------   -------
Financing Activities
  Net increase in demand and savings deposits                22,164    74,119
  Net increase (decrease) in
       certificates of deposit                              477,471   (22,034)
  Net increase (decrease) in
       short-term borrowings                               (249,560)   15,641
  Principal repayments long-term debt                       (17,875)     (938)
  Proceeds from long-term debt                                1,898    12,006
  Dividends paid to shareholders                            (21,246)  (16,236)
  Purchase of treasury stock                                   (827)        0
  Cash proceeds from sale of stock                            1,386       958
                                                            -------   -------
        Net cash provided by
             financing activities                           213,411    63,516
                                                            -------   -------

Decrease in cash and cash equivalents                       (13,698)  (64,128)
Cash and cash equivalents at beginning of period            344,637   355,512
                                                            -------   -------
Cash and cash equivalents at end of period                $ 330,939   291,384
                                                           ========  ========

See accompanying notes to consolidated financial statements.

                            SYNOVUS FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)


Supplemental cash flow information:

For the six months ended June 30, 1995 and 1994, Synovus Financial Corp. (Synovus) paid income taxes of $34.0 million and $23.4 million, and interest of $120.9 million and $90.5 million, respectively.

Supplemental information of noncash investing and financing activities:

Loans of approximately $3.5 million and $3.3 million were transferred to other real estate during the six months ended June 30, 1995 and 1994, respectively.


Upon consummation of certain business combinations, Synovus has transferred certain held to maturity securities of the acquired subsidiaries to the available for sale portfolio to adhere to Synovus' existing asset-liability management policy and interest rate risk strategy. Such transfers consisted of investment securities with an estimated fair value of $27.1 million and an amortized cost of $27.7 million during the six months ended June 30, 1995, and investment securities with an estimated fair value of $5.2 million and amortized cost of $5.3 million during the six months ended June 30, 1994.


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

On April 28, 1995, Synovus completed the acquisition of the $52 million asset Citizens & Merchants Corporation (CMC), a bank holding company organized and existing under the state laws of Georgia and headquartered in Douglasville, Georgia. Synovus issued approximately 626,481 shares of Synovus common stock for all the issued and outstanding shares of CMC. This transaction has been accounted for as a pooling of interests, except that the financial statements for periods prior to the acquisition were not restated since the effect was not material. As of April 30, 1995, CMC represented .71% of Synovus' consolidated assets and 1.0% of Synovus' consolidated net income for the four months ended April 30, 1995.


Note C - Other

Certain amounts in 1994 have been reclassified to conform with presentation adopted in 1995.

                        ITEM 2 - MANAGEMENT'S DISCUSSION
                      AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


The following is a discussion of the financial condition of Synovus at June 30, 1995, compared to December 31, 1994, and results of operations for the three and six month periods ended June 30, 1995, compared to the three and six month periods ended June 30, 1994. All periods have been restated for the acquisition of NBSC, accounted for as a pooling of interests. These comments should be read in conjunction with Synovus' unaudited consolidated financial statements and accompanying notes appearing in this report.

Balance Sheet

During the first six months of 1995, total assets increased $393.8 million, or 5.5%, when compared to December 31, 1994.
The primary factors related to the increase in assets were a net loans increase of $281.1 million, or 5.6%, and an investment securities decrease of $15.3 million, or 1.1%. Also contributing to the increase in total assets was an $84.6 million increase in federal funds sold. The growth in the balance sheet was primarily funded by a $580.4 million, or 9.8%, increase in deposits. The strong increase in deposits resulted in a $249.3 million decrease in short-term borrowings. The balance sheet growth is attributable to internal growth and the acquisition of PSB and CMC both completed in the first half of 1995, for which prior year financial statements were not restated. The combined effect of PSB and CMC, as of their acquisition dates, on Synovus' balance sheet, was an increase in total assets of $93.1 million, an increase in net loans of $58.6 million, and an increase in deposits of $75.4 million.

Synovus' loan growth since December 31, 1994 is mainly attributable to internal growth derived from an improving economy in the regions we serve. Our affiliates, through a system of community banks, are well positioned to benefit from these improvements. In the first six months of 1995 loans increased approximately $281.1 million, which was primarily related to a $38.4 million increase in commercial loans to businesses for working capital, and a $132.1 million increase in commercial mortgages on apartment buildings, office buildings, and single family construction related loans. These new loans are representative of the economic growth occurring in the markets we serve.

The investment portfolio consists of debt securities which provide Synovus with a source of liquidity and a long-term, relatively stable source of income. Additionally, the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds and supplying securities to pledge as required collateral for certain deposits.

Synovus does not regularly engage in trading or holding financial derivatives. Synovus may invest in collateralized mortgage obligations (CMOs) and in U.S. Government agency securities containing mandatory coupon adjustments (step-up bonds). At June 30, 1995, the held to maturity portfolio included CMOs with an estimated fair value of $.9 million and an amortized cost of $1.0 and step-up bonds with an estimated fair value of $52.9 and amortized cost of $53.4. At June 30, 1995, Synovus' available for sale portfolio included CMOs with an estimated fair value of $7.5 million and amortized cost of $7.8 and step-up bonds with an estimated fair value of $17.4 and amortized cost of $17.7. Management purchases these securities under policies providing for specific evaluation of the extra risks associated with such investments at the time of purchase and on an ongoing basis. In the opinion of management, the terms of the step-up bonds do not expose Synovus to risk of loss of principal; additionally, the effect of the price volatility of these bonds is not material to the consolidated financial statements.

The net unrealized gain on investment securities available for sale, net of income taxes, amounted to $2.6 million at June 30, 1995, compared to a net unrealized loss of $20.7 million at December 31, 1994. The increase in the market value of the investments was primarily due to a general increase in bond prices during the first six months of 1995. The average portfolio rate for the six months ended June 30, 1995, increased
22 basis points to 6.26% over the year ended December 31, 1994. This improvement is generally attributable to lower yielding securities that matured during this time period and were reinvested in higher yielding securities. On June 30, 1995, the estimated fair value of investment securities as a percentage of their amortized cost was 100.5%. Investment securities with a fair value of $27.1 million and an amortized cost of $27.7 million were transferred during the six months ended June 30, 1995 from investment securities held to maturity, to investment securities available for sale. Consistent with provisions in SFAS No. 115 "Accounting for Debt Securities", we have restructured the investment portfolios of PSB and NBSC to ensure that their asset/liability and interest rate risk strategies conform to those of Synovus. Investment securities of approximately $5.3 million were transferred during the six months ended June 30, 1994 and were related to the restructuring of the investment portfolio of Peachtree National Bank to ensure that their asset/liability and interest rate risk strategies conform to those of Synovus.

Synovus' deposit growth in the first six months of 1995 is mainly attributable to increased public funds, deposit campaigns, and internal growth as our affiliates continue to improve their market share in the communities they serve. In addition, the general increase in deposit rates has encouraged customers to return to investing via certificates of deposits and other banking deposit products. Non-interest bearing demand deposits increased $54.5 million in the first six months of 1995 to $1.0 billion. Time deposits increased $511.2 million or 15.9% in the first half of 1995.

Asset Quality

Synovus' asset quality continued to improve during the first six months of 1995 as measured by general asset quality indicators.
The improvement was the result of improved underwriting, the resolution of certain problem assets, and the general improvement in economic conditions.

The Synovus loan policy emphasizes diversification of markets served with an emphasis on small and middle market businesses.
Commercial credits are closely monitored for cash flows, liquidity, financial condition, and collateral adequacy.
Management's emphasis on knowing the market and the borrower has resulted in consistently improving asset quality ratios.

Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate. The nonperforming asset ratio as a percentage of loans and other real estate has improved to .76% as of June 30, 1995, compared to .80% as of December 31, 1994. During the first six months of 1995, nonperforming assets remained relatively flat, increasing only $.2 million, or .6%, while net loans increased $281.1 million, or 5.6%. The reserve for loan losses increased $7.5 million, or 10.0%, to $82.5 million. Additions to the reserve for loan losses are made periodically to maintain the reserve at an appropriate level based on management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan charge-offs in the given period, and the current and anticipated economic conditions.

Loans 90 days past due and still accruing as a percentage of net loans increased from .16% as of December 31, 1994 to .22% as of June 30, 1995. Management believes that the value of the collateral securing these 90 days past due and still accruing loans is sufficient to cover principal and interest payments on the loans and management does not expect a material increase in nonperforming assets in future periods as a result of the resolution of these delinquencies.

The reserve to nonperforming assets and loans 90 days past due increased from 155.85% as of December 31, 1994, to 157.03% as of June 30, 1995. Management continues to focus on asset quality with an emphasis on proactive management of problem assets, early detection of potential problem assets, and timely charge-offs. The Synovus asset quality strategy adequately identifies problem loans in a timely manner and management believes that current loan loss reserves will adequately provide for potential future loan charge-offs.


                                         June 30,       December 31,
                                           1995             1994
                                         --------       -----------
                                              (in thousands)

Nonperforming Loans                      $ 24,715          28,397
Other Real Estate                          16,277          12,356
                                           ------          ------
Nonperforming Assets                     $ 40,992          40,753
                                           ======          ======
Loans 90 Days Past Due and Still
 Accruing                                  11,541           7,383
                                           ======          ======

Reserve for Loan Losses                  $ 82,492          75,018
                                           ======          ======

Reserve for Loan Losses as a % of Loans      1.54 %          1.48
                                             ====            ====
As a % of Loans and Other Real Estate:
     Nonperforming Loans                     0.46 %          0.56
     Other Real Estate                       0.30            0.24
                                             ----            ----
          Nonperforming Assets               0.76 %          0.80
                                             ====            ====

Reserve to Nonperforming Loans             333.77 %        264.17
                                           ======          ======

Capital Resources and Liquidity

Synovus continues to maintain its capital at levels which significantly exceed the minimum regulatory guidelines. Additionally, based on internal calculations and previous regulatory exams, each of Synovus' subsidiary banks is currently in compliance with regulatory capital and liquidity guidelines. Synovus' total risk-based capital was $698.6 million at June 30, 1995, compared to $660.9 million at December 31, 1994. The ratio of total risk-based capital to risk-weighted assets was 12.24% at June 30, 1995, compared to 12.36% at year-end 1994.
This slight decrease was due to strong loan growth. At June 30, 1995, Synovus' leverage ratio was 8.43%, compared to 8.45% at December 31, 1994. Synovus' equity-to-assets ratio was 8.52% at June 30, 1995, compared to 8.08% at December 31, 1994.

During the third quarter of 1994, Synovus announced its plan to acquire up to 750,000 shares of Synovus common stock. As of July 31, 1995, 341,828 shares of Synovus common stock have been purchased under this plan at an average price of $19.98. Approximately 266,726 and 30,102 of these shares were used to acquire PSB and NBSC, respectively. The remaining shares will be used to fund an incentive stock award plan, implemented in July 1994, and other employee benefit plans. These shares will be purchased based on market conditions in a systematic pattern over the next two years.

Synovus' liquidity position and sources of funds have improved since December 31, 1994, primarily due to the increases in deposits allowing for the purchase of more liquid assets. Factors affecting liquidity, including the maturity mix of Synovus' investment securities and loan portfolios, have not changed significantly since that time. Synovus has had a decrease in borrowed funds directly related to the aforementioned increase in deposits.

One of the primary functions of asset/liability management is to assure adequate liquidity and maintain an appropriate balance between interest earning assets and interest bearing liabilities. Liquidity management involves the matching of the cash flow requirements of customers, either depositors withdrawing funds or borrowers needing loans, and the ability of Synovus to meet those requirements. Management monitors and maintains appropriate levels of assets and liabilities so that maturities of assets will provide adequate funds to meet estimated customer withdrawals and loan requests. In addition, both the affiliate banks and Synovus have strong correspondent relationships which could be called upon if a mismatch was to occur.

The consolidated statements of cash flows detail Synovus' cash flows from operating, investing, and financing activities. Net cash provided by operating activities was $51.8 million for the first six months of 1995, while financing activities provided $213.4 million. Investing activities used $278.9 million of this amount, resulting in a net decrease in cash and cash equivalents of $13.7 million. Synovus' loan growth is primarily funded by its growth in deposits. Added liquidity is available through federal funds purchased and a $20 million line of credit held by Synovus. Currently there is no outstanding balance on the line of credit.

Interest Rate Risk Management

Managing interest rate risk is of primary importance to Synovus, and management utilizes numerous tools to minimize interest rate risk and its impact on Synovus' operations. Synovus manages portfolio assets by matching them with funding sources that have similar repricing characteristics. The Synovus asset/liability management strategies emphasize balancing loans, investments, federal funds, and deposits to ensure that exposure to interest rate risk is within acceptable levels. Synovus'asset/liability mix is sufficiently balanced so that the effect of interest rates moving in either direction is not expected to be significant over time.

Synovus determines sensitivity of earnings to changes in interest rates by assessing the impact on net interest income of multiple rising and falling rate scenarios through the use of a simulation model, which estimates the impact, on net interest income resulting from changes in interest rates, earning assets, and interest bearing liabilities. This simulation model, combined with historical experience, indicates that Synovus' balance sheet is positioned so that its net interest income will generally increase slightly in the near term (approximately one quarter) during a rising rate environment and will decrease slightly in the near term during a declining rate environment. Synovus' net interest margin for the first six months of 1995 was up 14 basis points to 5.05% compared to the same period in 1994. The duration of the effect on net interest income of changes in interest rates is impacted by market conditions regarding funding sources at the time of the rate changes.

Another tool available to Synovus' management is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. At June 30, 1995, the one year cumulative gap was a $601 million (8% of total assets) net liability position. Generally, a liability sensitive gap indicates that there would be a net negative impact on net interest income in an increasing rate environment, however since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net income. Management believes that simulation modeling provides a more complete analysis of its interest rate risk position and therefore, places a lesser reliance on information derived from gap analysis.

Net Interest Income

For the six months ended June 30, 1995, net interest income, on a taxable-equivalent basis, increased $24.4 million, or 16.8%, over the six months ended June 30, 1994. This increase was due to increased levels of earning assets, an increase in the net interest margin and the impact of non-restated acquisitions. The net interest margin for the first six months of 1995 was 5.19%, up 28 basis points from the same period of 1994. The majority of the increase in the net interest margin is attributed to increases in the yield of earning assets, primarily loans, due to the rising prime rate environment partially offset by an increase in cost of funds.

Net interest income, on a tax-equivalent basis, for the second quarter of 1995 increased $9.6 million, or 12.5%, over the second quarter of 1994. The net interest margin was 5.14% for the current quarter, up 7 basis points from the same quarter last year.

The taxable-equivalent adjustment required to make yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% federal income tax rate in both 1995 and 1994.


                                      Six Months Ended      Three Months Ended
                                          June 30,                June 30,

                                        1995     1994          1995     1994
                                      -------  -------       -------  -------
                                                (in thousands)
Interest income                    $  297,662  234,971       153,318  122,354

Taxable-equivalent adjustment           2,776    3,003         1,368    1,515
                                      -------  -------       -------  -------
Interest income, taxable-
     equivalent                       300,438  237,974       154,686  123,869

Interest expense                      130,323   92,309        68,809   47,565
                                      -------  -------       -------  -------
Net interest income, taxable-
     equivalent                    $  170,115  145,665        85,877   76,304
                                      =======  =======       =======  =======

Provision for Loan Losses

During the first six months of 1995, the provision for loan losses decreased $.6 million, or 5.0% over the same period in 1994. Annualized net charge-offs to average net loans for the six months ended June 30, 1995, were .17% compared to .36% during the first six months of 1994. The provision for loan losses increased $.2 million, or 3.1%, during the second quarter of 1995 when compared to the second quarter of 1994. Net charge-offs to average net loans were .22% during the second quarter of 1995, compared to .29% during the second quarter of 1994. The reserve for loan losses to loans was 1.54% as of June 30, 1995, and 1.48% at December 31, 1994. The primary reason for the year-to-date decrease in the provision for loan losses was due to the overall improvement in credit quality. This improvement can be seen in Synovus' decrease in net charge-offs as a percentage of average loans and in Synovus' lower nonperforming asset ratio as a percentage of loans and other real estate.

Non-Interest Income

Total non-interest income during the first six months of 1995 increased $24.4 million, or 18.8%, over the same period in 1994. The increase in non-interest income resulted largely from higher data processing services revenue, which increased $25.3 million, or 31.2%, during the six months ended June 30, 1995, over the same period in 1994. Other increases in non-interest income for the period include a $2.4 million, or 11.7%, increase in service charges on deposit accounts, principally as a result of increased volume and higher fee structures on deposit accounts. The decrease in other operating income was due to a non-recurring gain of $2.9 million on the sale of a credit card portfolio in the first quarter of 1994.

Total non-interest income during the quarter ended June 30, 1995, increased $15.4 million, or 23.5%, over the second quarter of 1994, for primarily the same reasons as indicated above.

Data processing services revenue is derived principally from the servicing of individual bankcard accounts for the card issuing customers of Total System Services, Inc. (TSYS), Synovus' majority-owned, publicly traded subsidiary. AT&T Universal Card Services Corp. (AT&T) continues to be a major customer of TSYS, accounting for 22.0% and 22.2% of total revenues for the three months and six months ended June 30, 1995, respectively, compared to 24.4% and 23.9% for the same periods in 1994. In June 1995, a new agreement between TSYS and AT&T relative to the conversion of AT&T's accounts to a customized version of the new cardholder processing software system, TS2, was signed. The agreement voids the previously agreed upon imposition of a 5% discount on AT&T's processing fees which was effective from June 1, 1995, until the conversion of AT&T's accounts to TS2. Under the agreement a new, mutually agreeable conversion schedule will be established. The agreement further states that there will be no penalties payable, or additional processing fee discounts granted by TSYS to AT&T for any failure to complete the conversion in accordance with the new schedule, nor will there be any premiums payable by AT&T to TSYS for completion of the conversion prior to the completion date established under the new agreement.

NationsBank accounted for 12.8% and 12.7% of TSYS' total revenues for the three months and six months ended June 30, 1995, respectively, compared to 12.0% for each of the same periods in 1994. TSYS' existing agreement with NationsBank expires in September of 1995, and TSYS and NationsBank continue their negotiations to extend their processing relationship. Although failure to extend this processing relationship would have a material adverse impact on TSYS' future revenues and results of operations, management believes these negotiations will result in a new, extended processing agreement.

In March of 1994, TSYS announced the signing of a long-term credit card processing agreement with Bank of America. Due to delays in software systems development, on January 5, 1995, TSYS announced that it had reached an agreement in principle with Bank of America regarding amendments to their credit card processing agreement under which, among other things, the conversions of Bank of America's credit card accounts will be deferred beyond their contractually specified completion dates. On March 15, 1995, TSYS and Bank of America executed a definitive amendment to the credit card processing agreement reflecting the terms of the agreement in principle. The completion of the conversions of Bank of America's credit card accounts is now scheduled to be accomplished in 1996. The processing agreement with Bank of America, including definitive amendments and related payments by TSYS, are not expected to have a significant impact on TSYS' 1995 results of operations. TSYS' processing agreement with Bank of America will extend for 10 years, subject to its terms and conditions, from the date of the complete conversion of Bank of America's accounts to TS2.

Non-Interest Expense

Total non-interest expense for the six months ended June 30, 1995, increased $37.9 million, or 19.5%, over the same period in 1994. Of this increase, $13.6 million related to banking operations. The primary reasons for the increase in the banking operations' expenses were additional employees hired in 1994, salary increases, FDIC insurance increases, professional fee increases, and other general increases related to acquisitions completed in the last half of 1994 and the first half of 1995. Salaries and other personnel expense increased $21.7 million, or 21.6%, net occupancy and equipment expense increased $8.2 million, or 20.5%, and other operating expenses increased $7.7 million, or 15.0%. The remainder of the increase in non-interest expense is in large part due to the expansion of fee-generating services of TSYS, which is principally related to additional personnel and added depreciation and amortization expense for the acquisition of facilities, equipment, and computer software. These expenses are the result of TSYS' efforts to build operating capacities for future business opportunities, while providing additional services to existing customers.

During 1994, Synovus embarked upon a "modernization" effort, under which all banking operations support functions are being reviewed for potential improvements. Synovus is investing in improved technology, such as platform automation, and is standardizing certain support processes in order to more effectively and efficiently serve its customers. We believe that this effort will provide us with a greatly improved product delivery mechanism and will increase the productivity of our support functions.

The project to develop the core TS2 bankcard processing and support software concluded in late September 1994 with the successful conversion of First Omni Bank's 750,000 cardholder accounts. Costs associated with this project were capitalized, and amortization of the capitalized software development costs began in October 1994, over a useful life of ten years. Amortization expense associated with core TS2 will be approximately $3.3 million in 1995. The estimated useful life was determined by management based upon such factors as the life of the original Total System, the average life of its present customer base, the contractual terms of its customers processing agreements, and the credit card processing marketplace, including the projected rate of technological change. Costs associated with the development of additional features of TS2 will continue to be capitalized upon establishing technological feasibility and amortized when they become available for general customer use. Costs associated with conversions to TS2 , as well as the timing of individual bank conversions, have not been determined. Management believes that the amortization of these increased software development and contract acquisition costs in 1995 and future years will be substantially offset by increases in revenue from existing customers and new customers attributable to the expanded product offerings of TS2 and its relative technological superiority as compared to alternatives currently available in the marketplace.

Income Tax Expense

Income tax expense for the six months ended June 30, 1995, was $28.6 million compared to $24.4 million for the same period last year. This increase was primarily the result of an increase in pre-tax income and an increase in the relative percentage of taxable income to total income. This resulted in an effective income tax rate of 36.1% for the first six months of 1995 compared to 36.2% for the first six months of 1994. The decrease in the effective tax rate was primarily the result of the realization of certain tax planning strategies, including the recognition of research and experimentation credits for ongoing development activities and a reduction in effective state income tax rates.

Net Income

The combination of the above factors resulted in net income for the first six months of 1995 of $50.7 million. This is an increase of $7.7 million, or 17.8%, over the first six months of 1994. This performance resulted in a return on average assets of 1.40% and a return on average equity of 16.69% for the six month period ended June 30, 1995. This compares to a return on average assets of 1.30% and a return on average equity of 15.60% for the first six months of 1994.

Net income for the three months ended June 30, 1995, increased $4.0 million, or 17.7% over the same period for 1994. This performance provided Synovus with a return on average assets of 1.44% and a return on average equity of 17.04% for the three months ended June 30, 1995. This compares to a return on average assets of 1.35% and a return on average equity of 16.30% for the three months ended June 30, 1994.

Accounting and Regulatory Matters

The Financial Accounting Standards Board (FASB) has issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that all creditors value all specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at either the present value of expected cash flows, market price of the loan, or value of the underlying collateral. Discounted cash flows are required to be computed at the loan's original effective interest rate. SFAS No. 114 is required for fiscal years beginning after December 15, 1994.

The FASB also has issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," that amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans. SFAS No. 118 is to be implemented concurrently with SFAS No. 114.

On January 1, 1995, the provisions of SFAS No. 114 and 118 were adopted. Under the new standard, the 1995 allowance for loan losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateralized dependent loans. Prior to 1995, the allowance for loan losses was based upon non-discounted cash flows or the fair value of the collateral dependent loans. The adoption of SFAS No.114 and 118 required no increase to the allowance for loan losses and had no impact on net income in the first half of 1995. The impact to historical and current amounts related to in-substance foreclosures was not material, and accordingly, historical amounts have not been restated.

A loan is considered impaired when the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, and all cash receipts are applied to principal. When this doubt does exist, cash receipts are applied under the contractual terms of the loan agreement first to principal and then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone . Future cash receipts are recorded as recoveries of any amounts previously charged off.

A loan is also considered impaired if its terms are modified in a troubled debt restructuring after January 1, 1995. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting.

The table below illustrates the impaired loans and related amounts included in the allowance for loan losses at June 30, 1995:

                                                                  Loan Loss
                                                 Balance           Reserve
                                                 June 30,          June 30,
(in thousands)                                     1995              1995
                                                ---------         ---------
Impaired loans, nonaccruing, with loan
  loss reserve                                 $  23,658             5,578

Impaired loans, nonaccruing, with no
  loan loss reserve                                1,058                 0

Impaired loans, accruing, with loan
  loss reserve                                     3,490             2,453

Impaired loans, accruing, with no
loan loss reserve                                 12,111                 0
                                                  ------             -----
   Total                                       $  40,317             8,031

                                                  ======             =====

These loan loss reserve amounts were primarily determined using the fair value of the loans' collateral.

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122 amends FASB Statement No. 65 which required a mortgage banking enterprise to recognize as separate assets the acquired rights to service mortgage loans for others. SFAS No. 122 permits the recognition of mortgage servicing rights as assets whether acquired or produced through loan originations. SFAS No. 122 also requires the assessment of capitalized mortgage servicing rights for impairment to be based upon the current fair value of those rights.

SFAS No. 122 applies prospectively in fiscal years beginning after December 15, 1995, and permits earlier adoption in an interim period for which financial information has not been issued. Synovus will adopt SFAS No. 122 effective July 1, 1995. The financial impact of SFAS No. 122 in not expected to be significant to the third quarter financial statements.

Legal Proceedings

Synovus and its subsidiaries are subject to lawsuits in the ordinary course of business. Currently, multiple lawsuits seeking class action treatment are pending against one of Synovus' Alabama banking subsidiaries that involve: (1) the sale of credit life insurance made in connection with consumer credit transactions, and (2) payments of service fees or interest rebates to automobile dealers in connection with the assignment of automobile credit sales contracts to that Synovus subsidiary. The same subsidiary has been named as one of several defendants in an action claiming that the assignment of such automobile credit sales contracts is illegal or improper because the automobile dealers are not licensed by the Alabama Banking Department. These lawsuits seek unspecified damages, including punitive damages, and purport to be class actions which, if certified, may involve many of such subsidiary's consumer credit transactions in Alabama for a number of years. Synovus intends to vigorously contest these lawsuits and all other litigation to which it and its subsidiaries are parties. Based upon information presently available, and in light of legal and other defenses available to Synovus and its subsidiaries, contingent liabilities arising from the threatened and pending litigation are not considered material. It should be noted, however, that large punitive damage awards, bearing little relation to the actual damages sustained by plaintiffs, have been awarded in Alabama.

                      PART II - OTHER INFORMATION
      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Submission of Matters to a Vote of Security Holders


The annual shareholders' meeting was held on April 13, 1995. Three proposals were submitted to the shareholders for approval. The first proposal was to fix the number of Synovus' directors at twenty (20). The number of affirmative votes cast for Proposal #1 represented in person or by proxy at the meeting was 408,595,868, or 94.5% of the votes entitled to be cast by the holders of all the issued and outstanding shares of Synovus common stock. A total of 2,726,633 votes were cast against Proposal #1 and a total of 1,605,052 votes abstained from voting on Proposal #1. As the affirmative vote of at least 66 2/3% of the votes entitled to be cast by the holders of all of the issued and outstanding shares of Synovus common stock was required for approval of Proposal #1, such proposal was approved. The second proposal was to elect eight nominees for Class I directors of Synovus. The eight nominees for election as Class I directors named hereinbelow were elected by the number of affirmative votes set forth opposite their names hereinbelow, with the number of votes withholding authority to vote for such nominees also being shown.

                                                        Withheld Authority
      Nominee                     Votes For                  to Vote
      -------                     ---------             ------------------

James H. Blanchard               406,053,388                4,378,098
Stephen L. Burts, Jr.            406,055,066                4,375,419
C. Edward Floyd                  405,149,718                5,281,768
Gardiner W. Garrard, Jr.         406,018,556                4,412,930
V. Nathaniel Hansford            406,075,710                4,355,776
H. Lynn Page                     405,951,593                4,479,893
Robert V. Royall, Jr.            406,057,474                4,374,012
James D. Yancey                  406,059,997                4,371,488

As the election of each of the nominees for Class I directors was approved by a plurality of the total votes entitled to be cast by the holders of shares represented at the meeting, each of the nominees for Class I directors was elected.

The third proposal was to approve Synovus' 1994 Long Term Incentive
Plan. The number of affirmative votes cast for Proposal #3 represented in person or by proxy at the meeting was 394,378,482, or 96.8% of the votes cast thereon. A total of 13,062,973 votes were cast against Proposal #3 and a total 2,890,031 votes abstained from voting on Proposal #3. As the affirmative vote of a majority of the votes cast on Proposal #3 was required for approval, such proposal was approved.


                ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K


(a)  Exhibits

         (11)  Statement re Computation of Per Share Earnings


         (27) Financial Data Schedule (for SEC purposes only, not enclosed herewith)


(b)  Report on Form 8-K


The following report on Form 8-K was filed during or subsequent to the second quarter of 1995.


     (1) The report filed on April 28, 1995, included the following event:


     On April 28, 1995, Synovus announced that it had completed its acquisition of Citizens & Merchants Corporation, Douglasville, Georgia.

                               SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         SYNOVUS FINANCIAL CORP.




Date:  August 11, 1995                            BY:/s/ Stephen L. Burts, Jr.
                                                     -------------------------
                                                  Stephen L. Burts, Jr.
                                                  President and
                                                  Chief Financial Officer


                               INDEX TO EXHIBITS

                                                                    Sequentially
     Exhibit Number             Description                        Numbered Page
     --------------             -----------                        -------------
     11                         Statement re Computation of
                                Per Share Earnings                      22

     27                         Financial Data Schedule
                                (for SEC purposes only, not
                                enclosed herewith)
