Form 10-Q
period 1995-09-30
SYNOVUS FINANCIAL CORP
filed 1995-11-14
CIK 18349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



               For the Quarterly Period Ended September 30, 1995
                         Commission File Number 1-10312


                  [Logo]     SYNOVUS FINANCIAL CORP.
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

                                YES __X__      NO _____


             At October 31, 1995, 77,202,472 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.



                             SYNOVUS FINANCIAL CORP.

                                      INDEX



                                                                        Page
Part I.     Financial Information                                       Number


  Item 1.   Financial Statements

            Consolidated Balance Sheets (unaudited)
            September 30, 1995 and December 31, 1994                       3

            Consolidated Statements of Income (unaudited)
            Three and Nine Months Ended September 30, 1995 and 1994        4

            Nine Months Ended September 30, 1995 and 1994                  5

            Notes to Consolidated Financial Statements (unaudited)         7


  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            8


Part II.    Other Information

  Item 6.   (a)   Exhibits                                                19

            (b)   Reports on Form 8-K                                     19

Signature Page                                                            20

Exhibit Index                                                             21

            (11)   Statement re Computation of Per Share                  22

            (27)   Financial Data Schedule (for SEC purposes only,
                      not enclosed herewith)



                         PART I.  FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                            SYNOVUS FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                   September 30,    December 31,
                                                         1995             1994
                                                     ------------     -----------
(In thousands,
 except share and per share data)
ASSETS
Cash and due from banks                            $     306,687          344,637
Interest earning deposits with banks                       1,280            1,172
Federal funds sold                                        42,543           43,907
Investment securities available for sale                 899,625          804,769
Investment securities held to maturity                   521,474          532,933

Loans                                                  5,474,200        5,089,567
   Less unearned income                                  (15,582)         (14,691)
   Less reserve for loan losses                          (84,051)         (75,018)
                                                     ------------     ------------
      Loans, net                                       5,374,567        4,999,858

Premises and equipment                                   211,248          203,106
Other assets                                             267,128          245,697
                                                     ------------     ------------
      Total assets                                 $   7,624,552        7,176,079
                                                     ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Non-interest bearing                            $   1,006,993          983,056
   Interest bearing                                    5,450,600        4,941,547
                                                     ------------     ------------
      Total deposits                                   6,457,593        5,924,603
   Short-term borrowings                                 219,287          412,082
   Long-term debt                                        122,249          139,811
   Other liabilities                                     134,341           97,220
                                                     ------------     ------------
      Total liabilities                                6,933,470        6,573,716
                                                     ------------     ------------
Minority interest in consolidated subsidiary              26,283           22,483
Shareholders' equity:
   Common  stock  - $1.00  par  value;  authorized
     600,000,000 shares; issued 77,240,477 in 1995
     and 76,134,451 in 1994; outstanding 77,196,547
     in 1995 and 75,633,387 in 1994                       77,240           76,134
   Surplus                                               126,495          118,782
   Less treasury stock                                    (1,022)          (7,680)
   Less unamortized restricted stock                      (2,895)          (1,538)
   Net unrealized gain (loss) on
   investment securities                                     735          (20,744)
   Retained earnings                                     464,246          414,926
                                                     ------------     ------------
      Total shareholders' equity                         664,799          579,880
        Total liabilities and                        ------------     ------------
          shareholders' equity                     $   7,624,552        7,176,079
                                                     ===========     ============



                            SYNOVUS FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                               Nine Months Ended         Three Months
                                                 September 30,           September 30,
                                               1995       1994          1995       1994
                                             -------    -------       -------    -------

(In thousands, except per share data)

Interest Income:
   Loans, including fees                 $   389,321    299,973       134,578    107,145
   Investment securities:
      U.S. Treasury and
      U.S. Government agencies                43,349     40,012        15,221     13,328
      Mortgage-backed securities              12,040     13,276         3,906      4,194
      State and municipal                      5,545      5,870         1,852      1,925
      Other investments                        1,018      1,247           327        398
   Federal funds sold                          3,744      2,241         1,531        675
   Deposits with other banks                      88         27            28         10
                                             -------    -------       -------    -------
      Total interest income                  455,105    362,646       157,443    127,675
                                             -------    -------       -------    -------
Interest expense:
   Deposits                                  186,054    128,035        66,384     44,831
   Short-term borrowings                       9,127      7,086         2,811      2,823
   Long-term debt                              6,323      7,394         1,986      2,552
                                             -------    -------       -------    -------
      Total interest expense                 201,504    142,515        71,181     50,206
                                             -------    -------       -------    -------
      Net interest income                    253,601    220,131        86,262     77,469
Provision for losses on loans                 17,198     17,029         6,214      5,463
                                             -------    -------       -------    -------
      Net interest income after
       provision for losses on loans         236,403    203,102        80,048     72,006
                                             -------    -------       -------    -------
Non-interest income:
   Data processing services                  169,113    126,847        62,823     45,825
   Service charges on deposit accounts        34,414     30,670        11,839     10,468
   Fees for trust services                     7,036      6,414         2,315      2,148
   Other operating income                     33,728     34,341        12,770     10,262
   Securities gains, net                          --        564            15         44
                                             -------    -------       -------    -------
      Total non-interest income              244,291    198,836        89,762     68,747
                                             -------    -------       -------    -------
Non-interest expense:
   Salaries and other personnel expense      186,718    154,439        64,498     53,953
   Net occupancy and equipment expense        74,022     61,120        25,998     21,267
   Other operating expenses                   89,953     78,126        30,696     26,581
   Minority interest in subsidiary's
    net income                                 3,498      2,940         1,421      1,099
                                             -------    -------       -------    -------
      Total non-interest expense             354,191    296,625       122,613    102,900
                                             -------    -------       -------    -------

      Income before income taxes             126,503    105,313        47,197     37,853
   Income tax expense                         45,554     37,613        16,918     13,170
                                             -------    -------       -------    -------
      Net income                         $    80,949     67,700        30,279     24,683
                                             =======    =======       =======    =======

Net income per share                     $      1.06       0.90          0.39       0.33
                                             =======    =======       =======    =======

Weighted average shares outstanding           76,441     75,040        76,932     75,359
                                             =======    =======       =======    =======

Dividends declared per share             $    0.4050     0.3375        0.1350     0.1125
                                             =======    =======       =======    =======

See accompanying notes to consolidated financial statements.



                            SYNOVUS FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                         (Unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   1995          1994
(In thousands)                                                   ---------    ---------

Operating Activities
   Net Income                                               $      80,949       67,700
   Adjustments to reconcile net income to net cash
    provided by operating activities:
         Provision for losses on loans                             17,198       17,029
         Depreciation, amortization, and accretion, net            29,429       27,307
         Deferred income tax expense                                  572        3,622
         Increase in interest receivable                           (7,997)      (3,117)
         Increase in interest payable                              14,300        7,170
         Minority interest in subsidiary's net income               3,498        2,940
         (Increase) decrease in mortgage loans held for sale      (20,849)       8,177
         Other, net                                                (6,769)     (10,732)
                                                                 ---------    ---------
             Net cash provided by, operating activities           110,331      120,096
                                                                 ---------    ---------
Investing Activities
   Cash acquired from acquisitions                                  4,431        6,204
   Net decrease in interest earning deposits with banks             1,769        1,366
   Net decrease in federal funds sold                              10,519      141,020
   Proceeds from maturities of investment securities
     available for sale                                           107,109      150,761
   Proceeds from sales of investment securities
     available for sale                                           111,847      130,404
   Purchases of investment securities available for sale         (238,303)    (270,422)
   Proceeds from maturities of investment securities
     held to maturity                                              45,513       73,353
   Purchases of investment securities held to maturity            (62,266)    (131,271)
   Net increase in loans                                         (315,109)    (371,947)
   Purchase of premises and equipment                             (30,460)     (33,388)
   Disposal of premises and equipment                                 942          533
   Proceeds from sale of other real estate                          7,781        7,421
   Additions to internally developed computer software             (3,992)     (12,598)
                                                                 ---------    ---------
             Net cash used in investing activities               (360,219)    (308,564)
                                                                 ---------    ---------
Financing Activities
   Net (decrease) increase in demand and savings deposits         (25,369)      62,853
   Net increase in certificates of deposit                        477,643      117,535
   Net decrease in short-term borrowings                         (193,060)     (34,056)
   Principal repayments on long-term debt                         (19,200)      (1,026)
   Proceeds from long-term debt                                     1,638       12,006
   Dividends paid to shareholders                                 (31,668)     (24,494)
   Purchase of treasury stock                                      (1,303)          --
   Cash proceeds from sale of stock                                 3,257        1,072
                                                                 ---------    ---------
             Net cash provided by financing activities            211,938      133,890
                                                                 ---------    ---------

Decrease in cash and cash equivalents                             (37,950)     (54,578)
Cash and cash equivalents at beginning of period                  344,637      355,512
                                                                 ---------    ---------
Cash and cash equivalents at end of period                  $     306,687      300,934
                                                                 =========    =========
See accompanying notes to consolidated financial statements.



                            SYNOVUS FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)



Supplemental cash flow information:

For the nine months ended September 30, 1995 and 1994, Synovus Financial Corp. (Synovus) paid income taxes of $48.9 million and $31.9 million, and interest of $187.1 million and $137.8 million, respectively.

Supplemental information of noncash investing and financing activities:

Loans of approximately $5.5 million and $5.4 million were transferred to other real estate during the nine months ended September 30, 1995 and 1994, respectively.

Upon consummation of the NBSC business combination, Synovus transferred certain held to maturity securities of the acquired subsidiary to the available for sale portfolio to adhere to Synovus' existing asset-liability management policy and interest rate risk strategy. Such transfers consisted of investment securities with an estimated fair value of $27.1 million and an amortized cost of $27.4 million during the nine months ended September 30, 1995, and investment securities with an estimated fair value of $5.2 million and amortized cost of $5.3 million during the nine months ended September 30, 1994.

On August 12, 1995, Synovus converted $1.1 million in 12% subordinated debentures into 302,886 shares of Synovus common stock.

Depreciation, amortization, and accretion, net for the nine months ended September 30, 1995, includes amortization of internally developed software of $2.5 million. Which has a current net value of $14.8 million

See accompanying notes to consolidated financial statements.



                            SYNOVUS FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of Synovus at September 30, 1995, compared to December 31, 1994, and results of operations for the three and nine month periods ended September 30, 1995, compared to the three and nine month periods ended September 30, 1994. All periods have been restated for the acquisition of NBSC, which has been accounted for as a pooling of interests. These comments should be read in conjunction with Synovus' unaudited consolidated financial statements and accompanying notes appearing in this report.

Balance Sheet

During the first nine months of 1995, total assets increased $448.5 million, or 6.2%, when compared to December 31, 1994. The primary factors related to the increase in assets were a net loans increase of $374.7 million, or 7.5%, and an investment securities increase of $83.4 million, or 6.2%. The growth in the balance sheet was primarily funded by a $533.0 million, or 9.0%, increase in deposits. The strong increase in deposits offset the need for short-term borrowings, which resulted in a $192.8 million reduction in those borrowings. The balance sheet growth is attributable to internal growth and the acquisition of PSB and CMC both completed in the first half of 1995, for which prior year financial statements were not restated. The combined effect of PSB and CMC, as of their acquisition dates, on Synovus' balance sheet, was an increase in total assets of $93.1 million, an increase in net loans of $58.6 million, and an increase in deposits of $75.4 million.

Loans

Synovus' loan growth since December 31, 1994 is mainly attributable to internal growth derived from an improving economy in the regions we serve. Our affiliates, through a system of community banks, are well positioned to benefit from these improvements. Affiliates headquartered in three of the markets we serve, Columbus, Georgia, Birmingham, Alabama, and Columbia, South Carolina experienced significant loan growth of $59.4 million, $59.7 million, and $36.4 million, respectively, since December 31, 1994. In the first nine months of 1994 loans increased approximately $374.7 million, which was primarily related to an $89.3 million increase in commercial loans to businesses for working capital, and a $210.0 million increase in commercial mortgages on apartment buildings, office buildings, and single family construction related loans. These new loans are representative of the economic growth occurring in the markets we serve.

Loans by Type

(amounts in thousands)           September 30,   June 30,      March 31,    December 31,
                                     1995          1995          1995          1995
                                  ---------      ---------     ---------     ---------

Commercial & Agricultural     $   1,875,370      1,824,518     1,776,997     1,786,095

Real Estate Construction            396,081        383,132       344,070       326,571

Mtg. Loans Held for Sale             29,447         18,981        14,892         8,598

Other Mortgages                   2,165,621      2,157,284     2,135,408     2,025,191

Consumer                            992,099        979,502       939,842       928,421
                                  ---------      ---------     ---------     ---------
   Total                      $   5,458,618      5,363,417     5,211,209     5,074,876
                                  =========      =========     =========     =========


Investments

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

Synovus invests in collateralized mortgage obligations (CMOs) and in U.S. Government agency securities containing mandatory coupon adjustments (step-up bonds). At September 30, 1995, the held to maturity portfolio included CMOs with an estimated fair value and an amortized cost of $.9 million and step-up bonds with an estimated fair value and an amortized cost of $52.4 million. At September 30, 1995, Synovus' available for sale portfolio included CMOs with an estimated fair value of $6.6 million and amortized cost of $6.6 million and step-up bonds with an estimated fair value of $23.7 million and amortized cost of $23.2 million. Management purchases these securities under policies providing for specific evaluation of the additional risks associated with such investments at the time of purchase and on an ongoing basis. In the opinion of management, the terms of the step-up bonds do not expose Synovus to risk of loss of principal; additionally, the effect of the price volatility of these bonds is not material to the consolidated financial statements.

The net unrealized gain on investment securities available for sale, net of income taxes, amounted to $.7 million at September 30, 1995, compared to a net unrealized loss of $20.7 million at December 31, 1994. The increase in the market value of the investments was primarily due to a general increase in bond prices during the first nine months of 1995. The average portfolio rate for the nine months ended September 30, 1995, increased 27 basis points to 6.31% over the year ended December 31, 1994. This improvement is generally attributable to lower yielding securities that matured during this time period and were reinvested in higher yielding securities. On September 30, 1995, the estimated fair value of investment securities as a percentage of their amortized cost was 100.2%. Investment securities with a fair value of $27.1 million and an amortized cost of $27.4 million were transferred during the nine months ended September 30, 1995 from investment securities held to maturity, to investment securities available for sale. Consistent with provisions in SFAS No. 115, "Accounting for Debt Securities", we have restructured the investment portfolio of NBSC to ensure that their asset/liability and interest rate risk strategies conform to those of Synovus. Investment securities of approximately $5.3 million were transferred during the nine months ended September 30, 1994 and were related to the restructuring of the investment portfolio of Peachtree National Bank to ensure that their asset/liability and interest rate risk strategies conform to those of Synovus.

Deposits

Synovus' deposit growth in the first nine months of 1995 is mainly attributable to increased public funds, deposit campaigns, and internal growth as our affiliates continue to improve their market share in the communities they serve. In addition, the general increase in deposit rates has encouraged customers to return to investing via certificates of deposits and other banking deposit products. Non-interest bearing demand deposits increased $23.9 million in the first nine months of 1995 to $1.0 billion. Interest bearing deposits increased $509.1 million or 10.3% in the first nine months of 1995.

Asset Quality

Synovus' asset quality continued to improve during the first nine months of 1995 as measured by general asset quality indicators. The improvement was the result of improved underwriting, the resolution of certain problem assets, and the general improvement in economic conditions.

The Synovus loan policy emphasizes diversification of markets served with an emphasis on small and middle market businesses. Commercial credits are closely monitored for cash flows, liquidity, financial condition, and collateral adequacy. Management's emphasis on knowing the market and the borrower has resulted in consistently improving asset quality ratios.

Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate. The nonperforming asset ratio as a percentage of loans and other real estate has improved to .74% as of September 30, 1995, compared to .80% as of December 31, 1994. During the first nine months of 1995, nonperforming assets remained relatively flat, decreasing only $.2 million, or .5%, while net loans increased $374.7 million, or 7.5%. The reserve for loan losses increased $9.0 million, or 12.0%, to $84.1 million. Additions to the reserve for loan losses are made periodically to maintain the reserve at an appropriate level based on management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan charge-offs in the given period, and the current and anticipated economic conditions.

Loans 90 days past due and still accruing as a percentage of loans, net of unearned income, decreased from .16% as of December 31, 1994 to .14% as of September 30, 1995. Management believes that the value of the collateral securing these 90 days past due and still accruing loans is sufficient to cover principal and interest payments on the loans and management does not expect a material increase in nonperforming assets in future periods as a result of the resolution of these delinquencies.

The reserve to nonperforming assets and loans 90 days past due and still accruing increased from 155.8% as of December 31, 1994, to 173.5% as of September 30, 1995. Management continues to focus on asset quality with an emphasis on proactive management of problem assets, early detection of potential problem assets, and timely charge-offs. The Synovus asset quality strategy adequately identifies problem loans in a timely manner and management believes that current loan loss reserves will adequately provide for potential future loan charge-offs.


                                             September 30,         December 31,
                                                 1995                 1994
                                             ----------           ----------
(in thousands)

Nonperforming Loans                        $     26,550               28,397
Other Real Estate                                14,004               12,356
                                              ----------           ----------
Nonperforming Assets                       $     40,554               40,753
                                              ==========           ==========
Loans 90 Days Past Due and
   Still Accruing                          $      7,879                7,383
                                              ==========           ==========
Reserve for Loan Losses                    $     84,051               75,018
                                              ==========           ==========
Reserve for Loan Losses as                         1.54 %               1.48
   a % of Loans                               ==========           ==========

As a % of Loans and Other Real Estate:
   Nonperforming Loans                             0.49 %               0.56
   Other Real Estate                               0.25                 0.24
                                              ----------           ----------
      Nonperforming Assets                         0.74 %               0.80
                                              ==========           ==========
Reserve to Nonperforming Loans                   316.57 %             264.17
                                              ==========           ==========

Capital Resources and Liquidity

Synovus continues to maintain its capital at levels which significantly exceed the minimum regulatory guidelines. Additionally, based on internal calculations and previous regulatory exams, each of Synovus' subsidiary banks is currently in compliance with regulatory capital and liquidity guidelines. Synovus' total risk-based capital was $723.3 million at September 30, 1995, compared to $660.9 million at December 31, 1994. The ratio of total risk-based capital to risk-weighted assets was 12.40% at September 30, 1995, compared to 12.36% at year-end 1994. At September 30, 1995, Synovus' leverage ratio was 8.59%, compared to 8.45% at December 31, 1994. Synovus' equity-to-assets ratio was 8.72% at September 30, 1995, compared to 8.08% at December 31, 1994.

During the third quarter of 1994, Synovus announced its plan to acquire up to 750,000 shares of Synovus common stock. As of October 31, 1995, 341,828 shares of Synovus common stock have been purchased under this plan at an average price of $19.98. Approximately 266,726 and 30,102 of these shares were used to acquire PSB and NBSC, respectively. The remaining shares will be used to fund an incentive stock award plan, implemented in July 1994, and other employee benefit plans. These shares will be purchased based on market conditions in a systematic pattern over the next two years.

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

One of the primary functions of asset/liability management is to assure adequate liquidity and maintain an appropriate balance between interest earning assets and interest bearing liabilities. Liquidity management involves the matching of the cash flow requirements of customers, either depositors withdrawing funds or borrowers needing loans, and the ability of Synovus to meet those requirements. Management monitors and maintains appropriate levels of assets and liabilities so that maturities of assets will provide adequate funds to meet estimated customer withdrawals and loan requests. In addition, both the affiliate banks and Synovus have strong correspondent relationships which can be utilized to meet short-term liquidity needs.

The consolidated statements of cash flows detail Synovus' cash flows from operating, investing, and financing activities. Net cash provided by operating activities was $110.3 million for the first nine months of 1995, while financing activities provided $211.9 million. Investing activities used $360.2 million of this amount, resulting in a net decrease in cash and cash equivalents of $38.0 million. Synovus' loan growth is primarily funded by its growth in deposits. Added liquidity is available through federal funds purchased and a $20 million line of credit held by Synovus. Currently there is no outstanding balance on the line of credit.

Interest Rate Risk Management

Managing interest rate risk is of primary importance to Synovus, and management utilizes numerous tools to minimize interest rate risk and its impact on Synovus' operations. Synovus manages portfolio assets by matching them with funding sources that have similar repricing characteristics. The Synovus asset/liability management strategies emphasize balancing loans, investments, federal funds, and deposits to ensure that exposure to interest rate risk is within acceptable levels. Synovus' asset/liability mix is sufficiently balanced so that the effect of interest rates moving in either direction is not expected to be significant over the medium-term.

Synovus determines sensitivity of earnings to changes in interest rates by assessing the impact on net interest income of multiple rising and falling rate scenarios through the use of a simulation model, which estimates the impact, on net interest income resulting from changes in interest rates, earning assets, and interest bearing liabilities. This simulation model, combined with historical experience, indicates that Synovus' balance sheet is positioned so that its net interest income will generally increase slightly in the near term during a rising rate environment and will decrease slightly in the near term during a declining rate environment. The duration of the effect on net interest income of changes in interest rates is impacted by market conditions regarding funding sources at the time of the rate changes.

Another tool available to Synovus' management is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. At September 30, 1995, the one year cumulative gap was a $935 million (12.3% of total assets) net liability position. Generally, a liability sensitive gap indicates that there would be a net negative impact on net interest income in an increasing rate environment, however since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net income. Management believes that simulation modeling provides a more complete analysis of its interest rate risk position and therefore, places a lesser reliance on information derived from gap analysis.

Net Interest Income

For the nine months ended September 30, 1995, net interest income, on a taxable-equivalent basis, increased $32.2 million, or 14.8%, over the nine months ended September 30, 1994. This increase was due to increased levels of earning assets, an increase in the net interest margin and the impact of non-restated acquisitions. The net interest margin for the first nine months of 1995 was 5.16%, up 18 basis points from the same period of 1994. The majority of the increase in the net interest margin is attributed to increases in the yield of earning assets, primarily loans, due to the rising prime rate environment partially offset by an increase in cost of funds.

Net interest income, on a tax-equivalent basis, for the third quarter of 1995 increased $8.7 million, or 11.1%, over the third quarter of 1994. The net interest margin was 5.11% for the current quarter, down 2 basis points from the same quarter last year. The taxable-equivalent adjustment required to make yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% federal income tax rate in both 1995 and 1994.


                                       Nine Months Ended     Three Months Ended
                                          September 30,         September 30,
                                        1995       1994       1995       1994
(in thousands)                        -------    -------    -------    -------

Interest income                   $   455,105    362,646    157,443    127,675
Taxable-equivalent adjustment           4,148      4,441      1,372      1,438
                                      -------    -------    -------    -------
Interest income,
   taxable-equivalent                 459,253    367,087    158,815    127,675
Interest Expense                      201,504    142,515     71,181     50,206
                                      -------    -------    -------    -------
Net interest income,
   taxable-equivalent             $   267,749    224,572     87,634     78,907
                                     =========   =======     ======    =======


Provision for Loan Losses

During the first nine months of 1995, the provision for loan losses increased $.2 million, or 1.0% over the same period in 1994. Annualized net charge-offs to average net loans for the nine months ended September 30, 1995, were .23% compared to .35% during the first nine months of 1994. The provision for loan losses increased $.8 million, or 13.7%, during the third quarter of 1995 when compared to the third quarter of 1994. Net charge-offs to average net loans were
 .34% during the third quarter of 1995, compared to .33% during the third quarter of 1994. The reserve for loan losses to loans was 1.54% as of September 30, 1995, and 1.48% at December 31, 1994. The primary reason for the year-to-date increase in the provision for loan losses was due to continued loan growth.

Non-Interest Income

Total non-interest income during the first nine months of 1995 increased $45.5 million, or 22.9%, over the same period in 1994. The increase in non-interest income resulted largely from higher data processing services revenue, which increased $42.3 million, or 33.3%, during the nine months ended September 30, 1995, over the same period in 1994. Other increases in non-interest income for the period include a $3.7 million, or 12.2%, increase in service charges on deposit accounts, principally as a result of increased volume and higher fee structures on deposit accounts. The decrease in other operating income was due to a non-recurring gain of $2.9 million on the sale of a credit card portfolio in the first quarter of 1994.

Total non-interest income during the quarter ended September 30, 1995, increased $21.0 million, or 30.6%, over the third quarter of 1994, for primarily the same reasons as indicated above. Data processing services revenue is derived principally from the servicing of individual bankcard accounts for the card issuing customers of Total System Services, Inc. (TSYS), Synovus' majority-owned, publicly traded subsidiary. AT&T Universal Card Services Corp. (AT&T) continues to be a major customer of TSYS, accounting for 22.0% and 22.1% of total revenues for the three months and nine months ended September 30, 1995, respectively, compared to 25.3% and 24.4% for the same periods in 1994. In June 1995, an amendment to the processing agreement between TSYS and AT&T relative to the conversion of AT&T's accounts to a customized version of the new cardholder processing software system, TS2, was signed. The amended agreement voids the previously agreed upon imposition of a 5% discount on AT&T's processing fees which was effective from June 1, 1995, until the conversion of AT&T's accounts to TS2. Under the amended agreement, a new, mutually agreeable conversion schedule will be established. TSYS and AT&T are currently discussing the timing of AT&T's conversion to TS2. The amended agreement further states that there will be no penalties payable, or additional processing fee discounts granted, by TSYS to AT&T for any failure to complete the conversion in accordance with the new schedule, nor will there be any premiums payable by AT&T to TSYS for completion of the conversion prior to the completion date established under the new agreement.

NationsBank accounted for 12.4% and 12.6% of TSYS' total revenues for the three months and nine months ended September 30, 1995, respectively, compared to 11.9% and 12.1% for the same periods in 1994. TSYS' processing agreement with NationsBank expired in September of 1995. On October 25,1995, TSYS announced the execution of a new agreement with NationsBank to continue processing its credit card portfolio.

In March of 1994, TSYS announced the signing of a long-term credit card processing agreement with Bank of America. Due to delays in software systems development, on January 5, 1995, TSYS announced that it had reached an agreement in principle with Bank of America regarding amendments to their credit card processing agreement under which, among other things, the conversions of Bank of America's credit card accounts will be deferred beyond their contractually specified completion dates. On March 15, 1995, TSYS and Bank of America executed a definitive amendment to the credit card processing agreement reflecting the terms of the agreement in principle. The completion of the conversions of Bank of America's credit card accounts is now scheduled to be accomplished during 1996, and when accomplished, is expected to have a positive impact on TSYS' results of operations. The processing agreement with Bank of America, including the definitive amendment and related payments by TSYS, are not expected to have a significant impact on TSYS' 1995 results of operations. TSYS' processing agreement with Bank of America will extend for 10 years, subject to its terms and conditions, from the date of the complete conversion of Bank of America's accounts to TS2.

Non-Interest Expense

Total non-interest expense for the nine months ended September 30, 1995, increased $57.6 million, or 19.4%, over the same period in 1994. Of this increase, $18.5 million related to banking operations. The primary reasons for the increase in the banking operations' expenses were additional employees hired in 1994, salary increases, a new employee retirement plan, and other general increases related to acquisitions completed in the last half of 1994 and the first half of 1995. Salaries and other personnel expense increased $32.3 million, or 20.9%, net occupancy and equipment expense increased $12.9 million, or 21.1%, and other operating expenses increased $11.8 million, or 15.1%. The remainder of the increase in non-interest expense is in large part due to the expansion of fee-generating services of TSYS, which is principally related to additional personnel and added depreciation and amortization expense for the acquisition of facilities, equipment, and computer software. These expenses are the result of TSYS' efforts to build operating capacities for future business opportunities, while providing additional services to existing customers.

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

Income Tax Expense

Income tax expense for the nine months ended September 30, 1995, was $45.6 million compared to $37.6 million for the same period last year. This increase was primarily the result of an increase in pre-tax income and an increase in the relative percentage of taxable income to total income. This resulted in an effective income tax rate of 36.0% for the first nine months of 1995 compared to 35.7% for the first nine months of 1994. The increase in the effective tax rate is due to a decrease in certain research and development credits with the completion of the core TSYS' new cardholder processing system, TS2.

Net Income

The combination of the above factors resulted in net income for the first nine months of 1995 of $80.9 million. This is an increase of $13.2 million, or 19.6%, over the first nine months of 1994. This performance resulted in a return on average assets of 1.46% and a return on average equity of 17.27% for the nine month period ended September 30, 1995. This compares to a return on average assets of 1.35% and a return on average equity of 16.12% for the first nine months of 1994.

Net income for the three months ended September 30, 1995, increased $5.6 million, or 22.7%, over the same period for 1994. This performance provided Synovus with a return on average assets of 1.58% and a return on average equity of 18.32% for the three months ended September 30, 1995. This compares to a return on average assets of 1.44% and a return on average equity of 17.13% for the three months ended September 30, 1994.

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

On January 1, 1995, Synovus adopted the provisions of SFAS No. 114 and 118. Under the new standard, the 1995 allowance for loan losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for loan losses was based upon non-discounted cash flows or the fair value of the collateral on collateral dependent loans. The adoption of SFAS No.114 and 118 required no increase to the allowance for loan losses and had no impact on net income in the first half of 1995. The impact to historical and current amounts related to in-substance foreclosures was not material, and accordingly, historical amounts have not been restated.

A loan is considered impaired when the ultimate collectibility of the loan's principal is in doubt, wholly or partially, and all cash receipts are applied to principal. When this doubt does exist, cash receipts are applied under the contractual terms of the loan agreement first to principal and then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone . Future cash receipts are recorded as recoveries of any amounts previously charged off.

A loan is also considered impaired if its terms are modified in a troubled debt restructuring after January 1, 1995. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting.

The table below illustrates the impaired loans and related amounts included in the allowance for loan losses at September 30, 1995:



                                                          Loan Loss
                                          Balance          Reserve
                                        September 30,    September 30,
                                           1995             1994
                                        ---------        ---------

(In thousands)

Impaired loans, nonaccruing,
 with loan loss reserve                  $ 24,894           8,059

Impaired loans, nonaccruing,
with no loan loss reserve                   1,656               0

Impaired loans, accruing,
 with loan loss reserve                     6,517           2,506

Impaired loans, accruing,
with no loan loss reserve                  12,704               0
                                         ---------        ---------
   Total                                 $ 45,771        $ 10,565
                                         =========        =========

These loan loss reserve amounts were primarily determined using the fair value of the loans' collateral.

In May 1995, the FASB issued SFAS No.122, "Accounting for Mortgage Servicing Rights", as an ammendment to FAS 65, "Accounting for Certain Mortgage
Activites". This statement is effective for fiscal years beginning after December 15, 1995, however earlier adoption is permitted. Synovus adopted SFAS No.122 effective July 1, 1995. SFAS No.122 requires that a mortgage banking enterprise recognize as separate assets, rights to service mortgage loans for others regardless of whether their servicing rights are acquired through either the purchase or origination of mortgage loans. The statement also requires that the mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based upon the fair value of those rights, including those rights purchased before adoption of SFAS No.122. Impairment should be recognized through a valuation allowance. As a result of the adoption of SFAS No.122, Synovus recognized a pre-tax gain of $.4 million during the three month period ended September 30, 1995. During the three month period ended September 30, 1995, Synovus capitalized all mortgage servicing rights. At September 30, 1995, Synovus had capitalized approximately $2.2 million in mortgage servicing rights, the fair value of these servicing rights was approximately $2.6 million and their was no valuation allowance. Fair value was estimated by determining the present value of the estimated future cash flows using discount rates commensurate with the risks involved. In determining the present value, Synovus stratifies its mortgage servicing rights based on risk characteristics including loan types, note rates, origination dates, and note terms.

Legal Proceedings

Synovus and its subsidiaries are subject to lawsuits in the ordinary course of business. Currently, multiple lawsuits seeking class action treatment are pending against one of Synovus' Alabama banking subsidiaries that involve: (1) the sale of credit life insurance made in connection with consumer credit transactions, and (2) payments of service fees or interest rebates to automobile dealers in connection with the assignment of automobile credit sales contracts to that Synovus subsidiary. The same subsidiary has been named as one of several defendants in an action claiming that the assignment of such automobile credit sales contracts is illegal or improper because the automobile dealers are not licensed by the Alabama Banking Department. These lawsuits seek unspecified damages, including punitive damages, and purport to be class actions which, if certified, may involve many of such subsidiary's consumer credit transactions in Alabama for a number of years. In one of the lawsuits incolving the sale of credit life insurance, the Synovus banking subsidiary withdrew its objections to class certification in an action pending in its resident county and class certification has been established. Synovus intends to vigorously contest these lawsuits and all other litigation to which it and its subsidiaries are parties. Based upon information presently available, and in light of legal and other defenses available to Synovus and its subsidiaries, contingent liabilities arising from the threatened and pending litigation are not considered material. It should be noted, however, that large punitive damage awards, bearing little relation to the actual damages sustained by plaintiffs, have been awarded in Alabama.


                          PART II - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K



(a)  Exhibits

        (11)  Statement re Computation of Per Share Earnings

        (27) Financial Data Schedule (for SEC purposes only, not enclosed herewith)


(b)  Report on Form 8-K



  The following report on Form 8-K was filed during or subsequent to the third quarter of 1995.


  (1) The report filed on October 25, 1995, included the following event:



  On October 25, 1995, Total System Services, Inc. announced the renewal of a long-term contract with NationsBank to continue processing its credit card portfolio through September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             SYNOVUS FINANCIAL CORP.


                                             BY:/s/ Stephen L. Burts, Jr.
Date: November 14, 1995                      Stephen L. Burts, Jr.
                                             President and CFO


                               INDEX TO EXHIBITS

   Exhibit                                                  Sequentially
   Number                   Description                     Numbered Page

    11                      Statement re Computation of          22
                            Per Share Earnings.

    27                      Financial Data Schedule
                            (for SEC purposes only, not
                             enclosed herewith)