Form 10-K
period 1995-12-31
SYNOVUS FINANCIAL CORP
filed 1996-03-25
CIK 18349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 1995 or
                                           ----
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________to___________

Commission file number   1-10312

                            SYNOVUS FINANCIAL CORP.
             (Exact Name of Registrant as specified in its charter)

     Georgia                                                58-1134883
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

One Arsenal Place, 901 Front Avenue
Suite 301, Columbus, Georgia                                   31901
(Address of principal executive offices)                     (Zip Code)
(Registrant's telephone number, including area code)         (706) 649-2387

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock, $1.00 Par Value                   New York Stock Exchange
Common Stock Purchase Rights                    New York Stock Exchange

           Securities registered pursuant to Section l2(g) of the Act:
                                      NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months, and (2) has been subject to such filing requirements for the past 90 days.
                  YES    X                             NO
                      --------                           --------
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 23, 1996,  77,264,014  (which number will be 115,896,021 after adjustment to reflect the three-for-two stock split which will be effected in the form of a 50% stock dividend to be issued on April 8, 1996) shares of the $1.00 par value common stock of Synovus Financial Corp. were outstanding, and the aggregate market value of the shares of $1.00 par value common stock of Synovus Financial Corp. held by non-affiliates was approximately $1,544,000,000 (based upon the closing per share price of such stock on said date).

         Portions of the 1995 Annual Report to Shareholders of Registrant are incorporated in Parts I, II, III and IV of this report. Portions of the Proxy Statement of Registrant dated March 8, 1996 are incorporated in Part III of this report.
                Registrant's Documents Incorporated by Reference

                                          Part Number and Item
Document Incorporated                     Number of Form 10-K Into
by Reference                              Which Incorporated
---------------------                     -------------------------
Pages F-10, F-20 through                  Part I, Item 1, Business
F-25, and F-28 through F-48
of Registrant's 1995 Annual Report
to Shareholders

Pages F-16, F-17, F-20 and F-21           Part I, Item 2, Properties
of Registrant's  1995
Annual Report to Shareholders

Pages F-20 and F-21 of                    Part I, Item 3, Legal
Registrant's 1995 Annual Report           Proceedings
to Shareholders

Pages F-43 through F-46                   Part II, Item 5, Market
of Registrant's 1995 Annual               for Registrant's Common
Report to Shareholders                    Equity and Related
                                          Stockholder Matters

Page F-28 of Registrant's                 Part II, Item 6,
1995 Annual Report to                     Selected
Shareholders                              Financial Data

Pages F-28 through F-48                   Part II, Item 7,
of Registrant's                           Management's Discussion
1995 Annual Report to                     and Analysis of Financial
Shareholders                              Condition and Results of
                                          Operations

Pages F-2 through F-26, and F-48          Part II, Item 8,
of Registrant's 1995                      Financial Statements and
Annual Report to Shareholders             Supplementary Data

Pages 3  through  6, 8,                   Part  III,  Item 10,
9, and 26 of  Registrant's  Proxy         Directors and Executive
Statement in connection with              Officers of the Registrant
its Annual Shareholders' Meeting
to be held April 25, 1996

Pages 11 through  15,  and                Part III,  Item 11,
19 and 20 of  Registrant's  Proxy         Executive  Compensation
Statement in connection  with its
Annual  Shareholders' Meeting
to be held April 25, 1996

Pages 6, 7, and 21 through                Part III, Item 12,
24 of Registrant's Proxy Statement        Security  Ownership of
in connection with its Annual             Certain  Beneficial  Owners
Shareholders' Meeting to be held          and Management
April 25, 1996

Pages 19  through 26 of  Registrant's     Part III,  Item 13,
Proxy  Statement  in connection with      Certain  Relationships
its Annual  Shareholders' Meeting to      and Related Transactions
be held April 25, 1996

Pages F-2 through F-26                    Part IV, Item 14,
of Registrant's 1995                      Exhibits, Financial Statement
Annual Report to Shareholders             Schedules and Reports on
                                          Form 8-K


                                Table of Contents

Item No.                   Caption                              Page No.

Part I

         1.       Business

         2.       Properties

         3.       Legal Proceedings

         4.       Submission of Matters to a Vote of
                    Security Holders

Part II

         5.       Market for Registrant's Common Equity
                    and Related Stockholder Matters

         6.       Selected Financial Data

         7.       Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations

         8.       Financial Statements and Supplementary
                    Data

         9.       Changes In And Disagreements With
                    Accountants on Accounting and Financial Disclosure

Part III

         10.      Directors and Executive Officers of the Registrant

         11.      Executive Compensation

         12.      Security Ownership of Certain
                    Beneficial Owners and Management

         13.      Certain Relationships and Related
                    Transactions

Part IV

         14.      Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K

Item 1.  Business.

Business and Business Segments.

         Synovus Financial Corp.(R) ("Synovus(R)") is a $7.9 billion asset multi-financial services company which is a registered bank holding company as defined under federal law in the Bank Holding Company Act of 1956, as amended (the "BHCA"), and under the bank holding company laws of the State of Georgia
(the "Georgia Act"). As a bank holding company, Synovus is subject to supervision and regulation by the Board of Governors of the Federal Reserve System ("Board") and the Department of Banking and Finance of the State of Georgia ("Georgia Banking Department"). Synovus conducts a broad range of financial services through its banking and bank-related subsidiaries and affiliates.

         Synovus is engaged in two principal business segments: banking (which encompasses commercial banking, trust services, mortgage banking, credit card banking and certain securities brokerage operations), and bankcard data processing. While each of these activities is directly related to the provision of financial services, their separation for accounting purposes is appropriate under Statement of Financial Accounting Standards No. 14 and the rules of the Securities and Exchange Commission ("SEC"). See Note 11 of Notes to Consolidated Financial Statements on page F-22 of Synovus' 1995 Annual Report to Shareholders which is specifically incorporated herein by reference.

Banking and Bank-Related Subsidiaries and Services.

         Synovus currently has thirty-four wholly-owned first and second tier commercial banking subsidiaries located in four states. Of the 34 bank subsidiaries, 21 are located in Georgia with approximately $4.6 billion in assets, seven are located in Alabama with approximately $1.6 billion in assets, five are located in Florida with approximately $550,000 in assets and one is located in South Carolina with approximately $1.2 billion in assets. Synovus' commercial banking subsidiaries are hereinafter sometimes collectively referred to as the "Banks."

         The Banks offer a broad range of commercial banking services, including accepting customary types of demand and savings deposits, making individual, consumer, commercial, installment, first mortgage and second mortgage loans, offering money transfers, safe deposit services, trust, investment, IRA, Keogh and corporate employee benefit and other fiduciary services, correspondent banking services, automated banking and electronic switch services, automated fund transfers and bank credit card services, including MasterCard and Visa services. All of the Banks' commercial banking activities are conducted within the United States.

------------------
         Synovus Financial Corp., Synovus, Synovus Securities, Inc., Columbus Bank and Trust Company and CB&T are federally registered service marks of Synovus Financial Corp. TSYS and TS2 are federally registered service marks and Total System Services, Inc. is a service mark of Total System Services, Inc.

                                        1

         Synovus owns the federally registered service marks of Synovus Financial Corp., Synovus, the stylized S logo and Synovus Securities, Inc. Synovus also owns other service marks. In the opinion of management of Synovus, the loss of the right to use such marks would not materially affect Synovus' business.

         The bank-related subsidiaries of Synovus are: (1) Synovus Securities, Inc.(R), Columbus, Georgia ("Synovus Securities"), which specializes in professional portfolio management for fixed-income securities, the execution of securities transactions as a broker/dealer and the provision of individual investment advice on equity and other securities; (2) Synovus Trust Company, Columbus, Georgia, one of the southeast's largest providers of trust services;
(3) Synovus Mortgage Corp., Birmingham, Alabama, which offers mortgage servicing; and (4) Synovus Data Corp., Columbus, Georgia, which provides general bank data processing services to Synovus and its banking subsidiaries.

Bankcard Data Processing and Other Affiliates and Services.

         Business. Established in 1983 as an outgrowth of an on-line accounting and bankcard data processing system developed for Synovus' wholly owned subsidiary, Columbus Bank and Trust Company(R) ("CB&T(R)"), Total System Services, Inc.(sm) ("TSYS(R)") is now one of the world's largest credit, debit and private-label card processing companies. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol "TSS," TSYS provides a comprehensive on-line system of data processing services marketed as THE TOTAL SYSTEM(sm), servicing issuing and acquiring institutions throughout the United States, Puerto Rico, Canada and Mexico, representing more than 63 million cardholder and over 600,000 merchant accounts. TSYS provides card production, domestic and international clearing, statement preparation, customer service support, merchant accounting, merchant services and management support. Synovus owns 80.8 percent of TSYS.

         TSYS has four wholly-owned subsidiaries: (1) Columbus Depot Equipment Company(sm) ("CDEC(sm)"), which sells and leases computer related equipment associated with TSYS' bankcard data processing services and bank data processing services provided by an affiliate; (2) Mailtek, Inc.(sm) ("Mailtek"), which provides full-service direct mail production services and offers data processing, list management, laser printing, computer output microfiche, card embossing, encoding and mailing services; (3) Lincoln Marketing, Inc.(sm)
("LMI"), which provides correspondence, fulfillment, telemarketing, data processing and mailing services; and (4) Columbus Productions, Inc.(sm) ("CPI"), which provides full-service commercial printing and related services. TSYS also holds a 49% equity interest in a Mexican company named Total System Services de Mexico, S.A. de C.V., which provides credit card related processing services to Mexican banks.

         Service Marks. TSYS owns a family of service marks containing the name Total System, and the federally registered service marks TSYS and TS2, to which TSYS believes strong customer identification attaches. TSYS also owns service marks
                                        2
associated with its subsidiaries. Management does not believe the loss of such marks would have a material impact on the business of TSYS.

         Major Customers. A significant amount of TSYS' revenues are derived from certain major customers who are processed under long-term contracts. For the year ended December 31, 1995, AT&T Universal Card Services Corp. and NationsBank accounted for 21.4% and 12.4%, respectively, of TSYS' total revenues. As a result, the loss of one of TSYS' major customers could have a material adverse effect on
TSYS' results of operations.

         See "Non-Interest Income" under the "Financial Review" Section on pages F-32 and F-33, "Non-Interest Expense" under the "Financial Review" Section on pages F-33 and F-34, and Note 9 of Notes to Consolidated Financial Statements on pages F-20 and F-21 of Synovus' 1995 Annual Report to Shareholders which are specifically incorporated herein by reference.

Acquisitions Consummated During 1995.

         See Note 1 of Notes to Consolidated Financial Statements on page F-10 and "Acquisitions" under the "Financial Review" Section on page F-29 of Synovus' 1995 Annual Report to Shareholders which are specifically incorporated herein by reference for a detailed description of the acquisitions consummated by Synovus during 1995.

Supervision, Regulation and Other Factors.

         Synovus is a registered multi-bank holding company, subject to supervision and regulation by the Board under the BHCA, and by the Georgia Banking Department under the Georgia Act. As a bank holding company, Synovus is required to furnish the Board and the Georgia Banking Department with annual reports of the financial condition, management and inter-company relationships of Synovus and its subsidiaries and affiliates at the end of each fiscal year, and such additional information as the Board and the Georgia Banking Department may require from time to time. The Board and the Georgia Banking Department also make examinations of Synovus and certain of its subsidiaries and affiliates.

         The BHCA and the Georgia Act require each bank holding company to obtain the prior approval of the Board and the Georgia Banking Department before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank, if, after such acquisition, such bank holding company will, directly or indirectly, own or control more than 5% of the voting shares of such bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; or (iii) it may merge or consolidate with any other bank holding company. In addition, under the Georgia Act, it is unlawful for any bank holding company to acquire, direct or indirect, ownership or control of more than 5% of the voting shares of any presently operating bank, unless such bank has been in existence and continuously operating as a bank for a period of five years or more prior to the date

                                        3
of making application to the Georgia Banking Department for approval of said acquisition.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act"), effective September 29, 1995, bank holding companies were permitted to acquire banks in any state. Under the Interstate Banking Act, effective June 1, 1997, banks may merge or consolidate across state lines, unless both of the states involved either authorize such merger or consolidation at an earlier date or either of the states involved elect to prohibit such merger or consolidation prior to May 31, 1997. Finally, under the Interstate Banking Act, states may authorize banks from other states to engage in branching across state lines.

         In addition, a bank holding company is, with certain exceptions, prohibited by the BHCA from engaging in, or acquiring or retaining direct or indirect control of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Board to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereto.

         Federal law also imposes certain restrictions on extensions of credit to bank holding companies by its Federal Deposit Insurance Corporation ("FDIC") insured subsidiary banks, or, with certain exceptions, to other affiliates. In addition, and with certain exceptions, Section 106 of the 1970 Amendments to the BHCA and the Board's regulations, generally prohibit a bank holding company and its banking and nonbanking subsidiaries from tying a product or service to another product or service offered by the bank or any of its bank or nonbank affiliates.

         The Board has issued guidelines for the implementation of risk-based capital requirements by U.S. banks and bank holding companies. See "Capital Resources and Dividends" under the "Financial Review" Section on pages F-43 through F-46 of Synovus' 1995 Annual Report to Shareholders which is specifically incorporated herein by reference.

         Under the Board's current policy, Synovus is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support its subsidiary banks in circumstances when it might not do so absent such policy. In addition, any capital loans by Synovus to any of its subsidiary banks would also be subordinate in right of payment to depositors and to certain other indebtedness of such bank.

         As a result of the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with:
(i) the default of a commonly controlled FDIC insured depository institution; or
(ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in

                                        4
danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. All of Synovus' subsidiary banks are FDIC insured depository institutions within the meaning of FIRREA.

         The principal source of funds for the payment of dividends by Synovus is dividends paid to it by its subsidiary banks. Various federal and state statutory provisions limit the assessment of dividends that may be paid to Synovus by its subsidiary banks. See "Parent Company" under the "Financial Review" Section on page F-47, and Note 12 of Notes to Consolidated Financial Statements on pages F-23 through F-25 of Synovus' 1995 Annual Report to Shareholders which are specifically incorporated herein by reference.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the various banking regulatory agencies to issue regulations on a broad range of issues including capital standards, non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation, additional disclosure regarding loans and deposits to enhance consumer protection, limits on state bank powers, audit requirements and examination requirements. The FDIC has adopted regulations which, among other matters, implement provisions of FDICIA that require or permit the FDIC to take specific supervisory actions when FDIC-insured institutions come within one of five specific capital categories. The five capital categories are designated as (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized and (5) critically undercapitalized. FDICIA defines well capitalized banks or bank holding companies as entities having a total risk-based capital ratio of 10% or higher, a Tier 1 risk-based capital ratio of 6% or higher and a leverage ratio of 5% or higher. At December 31, 1995 Synovus and its bank subsidiaries had adequate capital to be classified as well capitalized institutions under the FDICIA regulations. Synovus does not presently believe that FDICIA will have a material effect on its business.

         FIRREA and FDICIA provide the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC.

         Because Synovus is a registered multi-bank holding company, the Banks are also subject to examination, supervision and regulation by the Board. The Banks which are chartered under the banking laws of the States of Georgia, Florida and Alabama are subject to examination, supervision and regulation by the Georgia Banking Department, Florida Banking Department and the Alabama Banking Department, respectively. The Banks which are chartered under the banking laws of the United States are subject to examination, supervision and regulation by the Office of the Comptroller of the Currency ("OCC"). In addition, the deposits of the Banks are insured by the FDIC to the extent provided by law, and are subject to examination, supervision and regulation by the FDIC.

                                        5
         The Georgia Banking Department, Florida Banking Department, Alabama Banking Department, OCC and the FDIC regulate all areas of the Banks' banking and trust operations, including, where appropriate, reserves, investments, loans, mergers, the issuance of securities, payment of dividends, interest rates, extension of credit to officers and directors, establishment of branches, maintenance of capital and other aspects of their operations.

         Also, the payment of management fees by banking subsidiaries of a bank holding company is subject to supervision and regulation by the Georgia Banking Department, Florida Banking Department, Alabama Banking Department, the OCC, the Board and the FDIC. The payment of management fees by non-banking subsidiaries of a bank holding company is also subject to supervision and regulation by the Board.

         Numerous other federal and state laws, as well as regulations promulgated by the Board, the Georgia Banking Department, Florida Banking
Department, Alabama Banking Department, the OCC and the FDIC govern almost all aspects of the operations of the Banks.

Employees.

         As of December 31, 1995, Synovus had 6,727 full-time employees, 2,269 of whom are employees of TSYS.

Competition.

         Banking. Synovus and the Banks encounter vigorous competition from other commercial banks, savings and loan associations and other financial institutions and intermediaries in their respective market areas. Certain of the Banks are smaller than many of the financial institutions in their respective market areas.

         The Banks compete with other banks in their respective market areas in obtaining new deposits and accounts, making loans, obtaining branch banking locations and providing other banking services. The Banks also compete with savings institutions and credit unions in their respective markets for savings and transaction deposits, certificates of deposit and various types of loans.

         Competition for loans is also offered by other financial intermediaries, including savings institutions, mortgage banking firms and real estate investment trusts, small loan and finance companies, insurance companies, credit unions, leasing companies and certain government agencies. Competition for time deposits and, to a more limited extent, demand and transaction deposits is also offered by a number of other financial intermediaries and investment alternatives, including "money-market" mutual funds, brokerage firms, government and corporate bonds and other securities.

         In the offering of fiduciary services, the Banks and Synovus Trust Company, a wholly-owned subsidiary of CB&T, compete with commercial banks and savings institutions having trust powers, trust companies, and investment advisory and

                                        6
brokerage firms and other individuals and firms that offer fiduciary, escrow, or corporate trust services.

         Synovus Securities competes with full-service brokerage firms. In the offering of investment advisory and securities brokerage services, Synovus Securities competes with banking and brokerage concerns which provide investment advisory and broker-dealer services for fixed income portfolios.

         Bankcard Data Processing Subsidiary. TSYS encounters vigorous competition in providing bankcard data processing services from several different sources. The national market in third party bankcard data processors is presently being provided by approximately five vendors. TSYS believes that it is the second largest third party bankcard processor in the United States. In addition, TSYS competes against software vendors which provide their products to institutions which process in-house. TSYS is presently encountering, and in the future anticipates continuing to encounter, substantial competition from bankcard associations, data processing and bankcard computer service firms and other such third party vendors located throughout the United States.

         TSYS' major competitor in the bankcard data processing industry is First Data Resources, Inc., which is headquartered in Omaha, Nebraska, and provides bankcard data processing services, including authorization and data entry services. The principal methods of competition between TSYS and First Data Resources are price and the type and quality of services provided. In addition, there are a number of other companies which have the necessary financial resources and the technological ability to develop or acquire products and, in the future, to provide services similar to those being offered by TSYS.

Selected Statistical Information.

         The "Financial Review" Section, which is set forth on pages F-28 through F-48 of Synovus' 1995 Annual Report to Shareholders, which includes the information encompassed within "Selected Statistical Information", is specifically incorporated herein by reference.

Item 2.  Properties.

         Synovus and its subsidiaries own, in some cases subject to mortgages or other security interests, or lease all of the real property and/or buildings on which it is located. All of such buildings are in a good state of repair and are appropriately designed for the purposes for which they are used.

         See Note 6 and Note 9 of Notes to Consolidated Financial Statements on pages F-16 and F-17, and pages F-20 and F-21, of Synovus' 1995 Annual Report to Shareholders which are specifically incorporated herein by reference.

        CB&T occupies an approximately 225,000 square foot building known as the Uptown Center in Columbus, Georgia which provides office space for most of its operations.

         TSYS occupies a 210,000 square foot production center which is located on a 40.4 acre tract of land in north Columbus, Georgia. Primarily a production center, this facility houses TSYS' primary data processing computer operations, statement preparation, mail handling, microfiche production and purchasing, as well as other related operations.

         During 1995, TSYS purchased a 110,000 square foot building on a 23 acre site in Columbus, Georgia to accommodate current and future space needs.

         On March 7, 1996, TSYS announced its plans to purchase approximately 50 acres in downtown Columbus, Georgia on which it will begin building a campus-like complex for its corporate headquarters in early 1997.

Item 3.  Legal Proceedings.

         See Note 9 of Notes to Consolidated Financial Statements on pages F-20 and F-21 of Synovus' 1995 Annual Report to Shareholders which is specifically incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         Shares of common stock of Synovus are traded on the New York Stock Exchange under the symbol "SNV." See "Capital Resources and Dividends" under the "Financial Review" Section which is set forth on pages F-43 through F-46 of Synovus' 1995 Annual Report to Shareholders which is specifically incorporated herein by reference.

Item 6.  Selected Financial Data.

     On March 11, 1996, Synovus' Board of Directors declared a three-for-two stock split to be issued on April 8, 1996, to shareholders of record on March 21, 1996. The financial information included in Item 5, Item 6, Item 7, Item 8,
Item 11, Item 12, Item 13 and Item 14 has not been restated to reflect this stock split. The table below reflects selected financial data on both a pre-split and post-split basis.

                                   December 31, 1995                   December 31, 1994                  December 31, 1993
                          ----------------------------------------------------------------------------------------------------------
                               Pre-Split      Post-Split         Pre-Split         Post-Split        Pre-Split       Post-Split
                          ----------------------------------------------------------------------------------------------------------
Period end shares
    outstanding                 77,237,000      115,855,000        75,633,000        113,450,000      74,572,000       111,857,000

Weighted average shares
     outstanding                76,636,000      114,954,000        75,167,000        112,750,000      74,009,000       111,013,000

Net income per share           $      1.50             1.00              1.19                .79            1.05               .70

Closing stock price            $    28.500           19.000            18.125             12.125          18.625            12.375

         See "Five Year Selected Financial Data" under the "Financial Review" Section which is set forth on page F-28 of Synovus' 1995 Annual Report to Shareholders which is specifically incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The "Financial Review" Section which is set forth on pages F-28 through F-48 of Synovus' 1995 Annual Report to Shareholders, which includes the information encompassed by "Management's Discussion and Analysis of Financial Condition and Results of Operations", is specifically incorporated herein by reference. Such information has not been restated to reflect the stock split discussed in Item 6.

Item 8.  Financial Statements and Supplementary Data.

         The "Summary of Quarterly Financial Data" Section which is set forth on page F-48, and the "Consolidated Statements of Condition, Consolidated Statements of Income, Consolidated Statements of Shareholders' Equity,
Consolidated Statements of Cash Flows, Summary of Significant Accounting Policies, Notes to Consolidated Financial Statements and Independent Auditors' Report" Sections which are set forth on pages F-2 through F-26 of Synovus' 1995 Annual Report to Shareholders are specifically incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 10.  Directors and Executive Officers of the Registrant.

         The "ELECTION OF DIRECTORS - Information Concerning Directors and Nominees" Section which is set forth on pages 3 and 4, the "ELECTION OF DIRECTORS -Information Concerning Directors and Nominees for Class II Directors General Information" Section which is set forth on pages 4 through 6, the "ELECTION OF DIRECTORS - Executive Officers" Section which is set forth on pages 8 and 9, and the "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT SECTION" which is set forth on page 26 of Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 25, 1996 are specifically incorporated herein by reference.

Item 11.  Executive Compensation.

         The "EXECUTIVE COMPENSATION - Summary Compensation Table; Stock Option Exercises and Grants; Compensation of Directors; Employment Contracts and Termination of Employment and Change in Control Arrangements; and Compensation Committee Interlocks and Insider Participation" Sections which are set forth on pages 11 through 15 and pages 19 and 20 of Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 25, 1996 are specifically incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The "ELECTION OF DIRECTORS - Information Concerning Directors and Nominees for Class II Directors - Synovus Common Stock Ownership of Directors and Management" Section which is set forth on pages 6 and 7, the "PRINCIPAL SHAREHOLDERS" Section which is set forth on pages 21 and 22, and the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - TSYS Common Stock Ownership of Directors and Management" Section which is set forth on pages 23 and 24 of Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 25, 1996 are specifically incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

         The "EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider Participation Section" which is set forth on pages 19 and 20 "EXECUTIVE COMPENSATION" -Transactions with Management" Section which is set forth on pages 20 and 21, the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - Beneficial Ownership of TSYS Common Stock by Columbus Bank" Section which is set forth on pages 22 and 23, the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - Interlocking Directorates of Synovus, Columbus Bank and TSYS" Section which is set forth on page 23, and the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - Transactions and Agreements Between Synovus, Columbus Bank, TSYS and Certain of Synovus' Subsidiaries" Section which is set forth on pages 24 through 26 of Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 25, 1996 are specifically incorporated herein by reference.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)      1.       Financial Statements

                           The following Consolidated Financial Statements of Synovus Financial Corp. and its subsidiaries are specifically incorporated by reference from pages F-2 through F-26 of Synovus' 1995 Annual Report to Shareholders, in response to Item 8, Part II, Financial Statements and Supplementary Data.

                             Consolidated Statements of Condition - December 31, 1995 and 1994

                             Consolidated Statements of Income - Years Ended December 31, 1995, 1994 and 1993

                             Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1995, 1994 and 1993

                             Consolidated  Statements  of  Cash  Flows  -
                             Years Ended December 31, 1995, 1994 and 1993

                             Summary of Significant Accounting Policies -
                             December 31, 1995, 1994 and 1993

                             Notes to Consolidated Financial Statements -
                             December 31, 1995, 1994 and 1993

                             Independent Auditors' Report

                  2.       Financial Statement Schedules

                           Financial Statement Schedules - None applicable because the required information has been incorporated in the Consolidated Financial Statements of Synovus Financial Corp. and its subsidiaries incorporated by reference herein.

                  3.       Exhibits

                           Exhibit
                           Number    Description

                            3.1 Articles of Incorporation, as amended, of Synovus Financial Corp. ("Synovus") incorporated by reference to Exhibit 4(a) of Synovus' Registration Statement on Form S-8 filed with the Securities and

                                     Exchange Commission on July 23, 1990 (File
                                     No. 33-35926).

                            3.2      Bylaws, as amended, of Synovus.

                            4.1 Form of Rights Agreement incorporated by reference to Exhibit 1 of Synovus' Registration Statement on Form 8-A dated May 3, 1989 pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

                            9.1 Voting Lease Agreement incorporated by reference to Exhibit 9.1 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the Commission on March 24, 1995.

       10.        EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

                           10.1 Employment Agreements of James H. Blanchard and James D. Yancey with Synovus incorporated by reference to Exhibit 10.1 of Synovus' Registration Statement on Form S-1 filed with the Commission on December 18, 1990 (File No. 33-38244).

                           10.2 Incentive Bonus Plan of Synovus incorporated by reference to Exhibit 10.5 of Synovus' Registration Statement on Form S-1 filed with the Commission on December 18, 1990 (File No. 33-38244).

                           10.3 Director Stock Purchase Plan of Synovus incorporated by reference to Exhibit 10(a) of Synovus' Registration Statement on Form S-8 filed with the Commission on December 3, 1984 (File No. 2-94639).

                           10.4 Key Executive Restricted Stock Bonus Plan of Synovus incorporated by reference to
                                     Exhibit   10.6   of  Synovus'  Registration
                                     Statement  on  Form  S-1  filed   with  the
                                     Commission   on  December  18,  1990  (File
                                     No. 33-38244).

                           10.5 1989 Stock Option Plan of Synovus incorporated by reference to Exhibit "A" of Synovus' Registration Statement on Form S-8 filed with the Commission on July 23, 1990 (File No.

                                     33-35926), which Option Plan was amended on
                                     March  16,  1992  to  eliminate  the  stock
                                     appreciation    rights   feature   of   the
                                     outstanding options under the Plan and reduce the exercise price from $16 5/8 per share to $9.70 per share.

                           10.6 Employment Agreements of Joe E. Beverly, John T. Oliver, Jr. and Richard E. Anthony with Synovus and Consulting Agreement of H. Lynn Page with Synovus incorporated by reference to Exhibit 10.6 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 29, 1993.

                           10.7 Excess Benefit Agreement of Synovus incorporated by reference to Exhibit 10.7 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the Commission on March 24, 1995.

                           10.8 Wage Continuation Agreement of Synovus incorporated by reference to Exhibit 10.8 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 29, 1993.

                           10.9 1991 Stock Option Plan for Key Executives of Synovus incorporated by reference to
                                     Exhibit  10.9  of Synovus' Annual Report on
                                     Form   10-K  for  the   fiscal  year  ended
                                     December  31,  1992,   as  filed  with  the
                                     Commission on March 29, 1993.

                           10.10 Synovus Financial Corp. 1992 Long-Term Incentive Plan incorporated by reference to
                                    Exhibit  10.10 of Synovus'  Annual Report on
                                    Form 10-K for the fiscal year ended December
                                    31, 1992, as filed with the Commission on March 29, 1993.

                           10.11 Agreement in Connection with Use of Aircraft incorporated by reference to Exhibit 10.11 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 29, 1993.

                           10.12    Life   Insurance   Trusts   incorporated  by
                                    reference  to  Exhibit  10.12   of  Synovus'
                                    Annual Report on Form

                                    10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 29, 1993.

                           10.13 Supplemental Compensation Agreement, Incentive Compensation Agreements and Performance Compensation Agreement with Richard E. Anthony; which Agreements were assumed by Synovus on December 31, 1992 as a result of its acquisition of First Commercial Bancshares, Inc.; and which stock awards made pursuant to the Agreements were converted at a ratio of 1.5 to 1, the exchange ratio applicable to the merger incorporated by reference to Exhibit 10.13 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 29, 1993.

                           10.14 1993 Split Dollar Insurance Agreement of Synovus incorporated by reference to Exhibit
                                    10.14 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the Commission on March 28, 1994.

                           10.15 1995 Split Dollar Insurance Agreement of Synovus incorporated by reference to Exhibit
                                    10.15 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the Commission on March 24, 1995.

                           10.16 Synovus Financial Corp. 1995 Long-Term Incentive Plan incorporated by reference to
                                    Exhibit  10.16 of Synovus'  Annual Report on
                                    Form 10-K for the fiscal year ended December
                                    31, 1994, as filed with the Commission on March 24, 1995.

                           10.17 Employment Agreement of Robert V. Royall, Jr. and Employment and Retirement Agreements of William L. Pherigo.

                           10.18    Synovus  Financial   Corp.  Executive  Bonus
                                    Plan.

                           10.19    Change of Control Agreements.

                           11.1     Statement of   Net  Income Per  Common Share
                                    (reflects the three-for-two stock split to be issued on April 8, 1996).

                           11.2 Statement of Net Income Per Common Share (does not reflect the three-for-two stock split to be issued on April 8, 1996).

                           13.1 Certain specified pages of Synovus' 1995 Annual Report to Shareholders which are specifically incorporated herein by reference.

                           20.1 Proxy Statement, for the Annual Meeting of Shareholders of Synovus to be held on April 25, 1996, certain specified pages of which are specifically incorporated herein by reference.

                           21.1    Subsidiaries of Synovus Financial Corp.

                           23.1    Independent Auditors' Consents.

                           24.1    Powers   of   Attorney   contained   on   the
                                   signature pages of the 1995 Annual Report on Form 10-K.

                           27.1    Financial Data Schedule (for SEC use only).

                           99.1 Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 1995 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

                           99.2 Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 1995 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

         Synovus agrees to furnish the Commission, upon request, a copy of each instrument with respect to issues of long-term debt. The principal amount of any individual instrument, which has not been previously filed, does not exceed ten percent of the total assets of Synovus and its subsidiaries on a consolidated basis.

         (b)      Reports on Form 8-K.

                  On  October  26,  1995,  Synovus  filed a Form  8-K  with  the
                  Commission   in   connection   with  the   October   25,  1995
                  announcement by Total System Services, Inc., an 80.8% subsidiary of Synovus, of the renewal of a long-term credit card processing contract with NationsBank.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     SYNOVUS FINANCIAL CORP.
                                                              (Registrant)

March 22, 1996                                       By:/s/ James H. Blanchard
                                                        ----------------------
                                                     James H. Blanchard,
                                                     Chairman of the Board and
                                                     Principal Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James H. Blanchard, James D. Yancey and Stephen L. Burts, Jr., and each of them, his or her true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent(s), or their substitute(s), may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.


/s/ William B. Turner                                  Date: March 22, 1996
------------------------------------------
William B. Turner,
Director and Chairman of
the Executive Committee


/s/ James H. Blanchard                                 Date: March 22, 1996
-------------------------------------------
James H. Blanchard,
Chairman of the Board and
Principal Executive Officer


/s/ John T. Oliver, Jr.                                Date: March 22, 1996
------------------------------------------
John T. Oliver, Jr.,
Director and Vice Chairman
of the Executive Committee


/s/ James D. Yancey                                    Date: March 22, 1996
------------------------------------------
James D. Yancey,
Vice Chairman of the Board


/s/ Joe E. Beverly                                     Date: March 22, 1996
-------------------------------------------
Joe E. Beverly,
Vice Chairman of the Board


/s/ Richard E. Anthony                                 Date: March 22, 1996
------------------------------------------
Richard E. Anthony,
Vice Chairman of the Board


/s/ Stephen L. Burts, Jr.                              Date: March 22, 1996
------------------------------------------
Stephen L. Burts, Jr.,
President,
Principal Financial Officer and Director


/s/ G. Sanders Griffith, III                           Date: March 22, 1996
------------------------------------------
G. Sanders Griffith, III,
Senior Executive Vice President,
General Counsel and Secretary


/s/ Thomas J. Prescott                                 Date: March 22, 1996
------------------------------------------
Thomas J. Prescott,
Executive Vice President, Treasurer and
Principal Accounting Officer


/s/ Jay C. McClung                                     Date: March 22, 1996
------------------------------------------
Jay C. McClung,
Executive Vice President


/s/ Daniel P. Amos                                     Date: March 22, 1996
------------------------------------------
Daniel P. Amos,
Director


/s/ Richard Y. Bradley                                 Date: March 22, 1996
------------------------------------------
Richard Y. Bradley,
Director


/s/ Salvador Diaz-Verson, Jr.                          Date: March 22, 1996
------------------------------------------
Salvador Diaz-Verson, Jr.,
Director


/s/ C. Edward Floyd                                    Date: March 22, 1996
------------------------------------------
C. Edward Floyd,
Director


/s/ Gardiner W. Garrard, Jr.                           Date: March 22, 1996
------------------------------------------
Gardiner W. Garrard, Jr.,
Director


/s/ V. Nathaniel Hansford                              Date: March 22, 1996
------------------------------------------
V. Nathaniel Hansford,
Director


/s/ Mason H. Lampton                                   Date: March 22, 1996
------------------------------------------
Mason H. Lampton,
Director


/s/ John L. Moulton                                    Date: March 22, 1996
------------------------------------------
John L. Moulton,
Director


/s/ Elizabeth C. Ogie                                  Date: March 22, 1996
------------------------------------------
Elizabeth C. Ogie,
Director


/s/ William L. Pherigo                                 Date: March 22, 1996
------------------------------------------
Wiliam L. Pherigo,
Director


/s/ Robert V. Royall, Jr.                              Date: March 22, 1996
------------------------------------------
Robert V. Royall, Jr.,
Director


/s/H. Lynn Page                                        Date: March 22, 1996
------------------------------------------
H. Lynn Page,
Director


/s/ George C. Woodruff, Jr.                            Date: March 22, 1996
------------------------------------------
George C. Woodruff, Jr.,
Director










filings\snv\199610k.snv