Form 10-Q
period 1996-03-31
SYNOVUS FINANCIAL CORP
filed 1996-05-15
CIK 18349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                For the Quarterly Period Ended March 31, 1996
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

                                YES __X__      NO _____


             At April 30, 1996, 115,936,140 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.


                              SYNOVUS FINANCIAL CORP.

                                      INDEX



                                                                        Page
Part I.     Financial Information                                       Number

   Item 1.  Financial Statements

            Consolidated Balance Sheets (unaudited)
            March 31, 1996 and December 31, 1995                           3

            Consolidated Statements of Income (unaudited)
            Three Months Ended March 31, 1996 and 1995                     4

            Consolidated Statements of Cash Flows (unaudited)
            Three Months Ended March 31, 1996 and 1995                     5

            Notes to Consolidated Financial Statements (unaudited)         7


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            8


Part II.    Other Information

   Item 6.  (a)   Exhibits                                                16

            (b)   Reports on Form 8-K                                     16

Signature Page                                                            17

Exhibit Index                                                             18

            (11)   Statement re Computation of Per Share Earnings         19

            (27)   Financial Data Schedule (for SEC purposes only,
                      not enclosed herewith)



                         PART I.  FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                            SYNOVUS FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                           March 31,     December 31,
(In thousands, except share and per share data)              1996           1995
                                                          ----------     ----------
ASSETS
Cash and due from banks                                 $    336,183        382,696
Interest earning deposits with banks                             907          1,093
Federal funds sold                                            14,764        123,832
Investment securities available for sale                   1,184,778      1,106,298
Investment securities held to maturity                       385,782        380,918

Loans                                                      5,653,794      5,526,842
   Less unearned income                                      (13,592)       (14,812)
   Less reserve for loan losses                              (83,818)       (81,384)
                                                           ----------     ----------
      Loans, net                                           5,556,384      5,430,646

Premises and equipment, net                                  226,653        220,197
Other assets                                                 277,910        281,915
                                                           ----------     ----------
      Total assets                                      $  7,983,361      7,927,595
                                                           ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Non-interest bearing                                 $  1,072,551      1,141,716
   Interest bearing                                        5,703,682      5,586,163
                                                           ----------     ----------
      Total deposits                                       6,776,233      6,727,879
Federal funds purchased and securities sold under
 agreement to repurchase                                     241,691        229,477
Long-term debt                                               100,556        106,815
Other liabilities                                            132,971        142,079
                                                           ----------     ----------
      Total liabilities                                    7,251,451      7,206,250
                                                           ----------     ----------
Minority interest in consolidated subsidiary                  28,656         27,790
Shareholders' equity:
   Common  stock  - $1.00  par  value;  authorized  600,000,000  shares;  issued
     115,999,244 in 1996 and 115,921,043 in 1995; outstanding 115,921,349
     in 1996 and 115,855,148 in 1995                         115,999        115,921
   Surplus                                                    89,228         88,381
   Less treasury stock - 77,895 and 65,895 shares in
     1996 and 1995, respectively                              (1,285)        (1,022)
   Less unamortized restricted stock                          (2,497)        (2,663)
   Net unrealized gain (loss) on investment
     securities available for sale                            (1,765)         5,774
   Retained earnings                                         503,574        487,164
                                                           ----------     ----------
      Total shareholders' equity                             703,254        693,555
                                                           ----------     ----------
      Total liabilities and shareholders' equity        $  7,983,361      7,927,595
                                                           ==========     ==========
See accompanying notes to consolidated financial statements.

                            SYNOVUS FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                         Three Months Ended
                                                             March 31,
                                                        -------------------
(In thousands, except per share data)                     1996       1995
                                                        --------   --------
Interest income:
   Loans, including fees                             $  135,631    123,504
   Investment securities:
      U.S. Treasury and U.S. Government agencies         17,146     13,898
      Mortgage-backed securities                          4,569      4,115
      State and municipal                                 1,813      1,868
      Other investments                                     324        362
   Federal funds sold                                       698        570
   Interest earning deposits with banks                      15         27
                                                        --------   --------
      Total interest income                             160,196    144,344
                                                        --------   --------
Interest expense:
   Deposits                                              66,281     55,633
   Federal funds purchased and securities sold under
      agreement to repurchase                             3,218      3,618
   Long-term debt                                         1,568      2,263
                                                        --------   --------
      Total interest expense                             71,067     61,514
                                                        --------   --------
      Net interest income                                89,129     82,830
Provision for losses on loans                             6,433      5,245
                                                        --------   --------
      Net interest income after provision
         for losses on loans                             82,696     77,585
                                                        --------   --------
Non-interest income:
   Data processing services                              67,294     50,437
   Service charges on deposit accounts                   12,420     10,880
   Fees for trust services                                2,739      2,438
   Credit card fees                                       1,514      1,543
   Securities gains (losses), net                            73       (243)
   Other operating income                                12,407      8,421
                                                        --------   --------
      Total non-interest income                          96,447     73,476
                                                        --------   --------
Non-interest expense:
   Salaries and other personnel expense                  72,627     60,185
   Net occupancy and equipment expense                   28,281     23,608
   Other operating expenses                              31,147     28,830
   Minority interest in subsidiary's net income           1,149        920
                                                        --------   --------
      Total non-interest expense                        133,204    113,543
                                                        --------   --------

      Income before income taxes                         45,939     37,518
   Income tax expense                                    16,312     13,448
                                                        --------   --------
      Net income                                     $   29,627     24,070
                                                        ========   ========

Net income per share                                 $     0.26       0.21
                                                        ========   ========

Weighted average shares outstanding                     115,901    113,791
                                                        ========   ========

Dividends declared per share                         $     0.11       0.09
                                                        ========   ========

See accompanying notes to consolidated financial statements.

                            SYNOVUS FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                                 --------------------
(In thousands)                                                     1996         1995
                                                                ---------    ---------
Operating Activities
   Net Income                                                $    29,627       24,070
   Adjustments to reconcile net income to net
    cash provided by operating activities:
         Provision for losses on loans                             6,433        5,245
         Depreciation, amortization, and accretion, net           10,221        9,177
         Deferred income tax expense (benefit)                       483       (1,357)
         Increase in interest receivable                          (1,386)      (1,611)
         (Decrease) increase in interest payable                    (189)       5,288
         Minority interest in subsidiary's net income              1,149          920
         Increase in mortgage loans held for sale                (12,492)      (6,328)
         Other, net                                               (1,370)      (5,964)
                                                                ---------    ---------
              Net cash provided by operating activities           32,476       29,440
                                                                ---------    ---------

Investing Activities
   Cash acquired from acquisitions                                  ---         1,375
   Net decrease in interest earning deposits with banks              186          686
   Net decrease (increase) in federal funds sold                 109,068      (19,864)
   Proceeds from maturities of investment securities
     available for sale                                          113,988       23,422
   Proceeds from sales of investment securities
     available for sale                                           40,594       40,104
   Purchases of investment securities available for sale        (245,295)     (53,518)
   Proceeds from maturities of investment securities
     held to maturity                                             25,477       14,115
   Purchases of investment securities held to maturity           (30,456)      (7,703)
   Net increase in loans                                        (119,679)    (108,395)
   Purchase of premises and equipment                            (15,901)      (9,731)
   Disposal of premises and equipment                                802          122
   Proceeds from sale of other real estate                         1,971        2,057
   Additions to internally developed computer software            (1,612)      (2,627)
                                                                ---------    ---------
              Net cash used in investing activities             (120,857)    (119,957)
                                                                ---------    ---------

Financing Activities
   Net decrease in demand and savings deposits                   (17,962)      (8,645)
   Net increase  in certificates of deposit                       66,316      334,260
   Net increase (decrease) in federal funds purchased
    and securities sold under agreement to repurchase             12,214     (259,938)
   Principal repayments on long-term debt                         (6,259)     (12,672)
   Proceeds from issuance of long-term debt                          ---        2,238
   Purchase of treasury stock                                       (263)        ---
   Dividends paid to shareholders                                (12,753)     (10,263)
   Proceeds from issuance of common stock                            575          579
                                                                ---------    ---------
              Net cash provided by financing activities           41,868       45,559
                                                                ---------    ---------

Decrease in cash and cash equivalents                            (46,513)     (44,958)
Cash and cash equivalents at beginning of period                 382,696      344,637
                                                                ---------    ---------
Cash and cash equivalents at end of period                   $   336,183      299,679
                                                                =========    =========

See accompanying notes to consolidated financial statements.


                            SYNOVUS FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)



Supplemental cash flow information:

For the three months ended March 31, 1996 and 1995, Synovus Financial Corp. (Synovus) paid income taxes of $5.8 million and $4.2 million, and interest of $71.3 million and $56.2 million, respectively.

Supplemental information of noncash investing and financing activities:

Loans of approximately $1.7 million and $1.3 million were transferred to other real estate during the three months ended March 31, 1996 and 1995, respectively.

During the three months ended March 31, 1995, upon consummation of the NBSC business combination, Synovus transferred certain held to maturity securities of the acquired subsidiary to the available for sale portfolio to adhere to Synovus' existing asset-liability management policy and interest rate risk strategy. Such transfer consisted of investment securities with an estimated fair value of $27.1 million and an amortized cost of $27.7 million.

On August 19, 1995, Synovus converted $1.1 million in 12% subordinated debentures into 452,829 shares of Synovus common stock on a post-split basis.

Depreciation, amortization, and accretion, net for the three months ended March 31, 1996 includes amortization of internally developed computer software of $1.0 million. Internally developed computer software has a current net carrying value of $31.1 million.

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

On March 11, 1996, Synovus declared a three-for-two stock split which was effected on April 8, 1996 in the form of a 50% stock dividend. All share, per share data, and shareholders' equity account balances for all periods presented in the accompanying consolidated financial statements have been restated to give effect to the stock split.

Note B - Other

Certain amounts in 1995 have been reclassified to conform with presentation adopted in 1996.

                        ITEM 2 - MANAGEMENT'S DISCUSSION
                      AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Summary

Net income for the three months ended March 31, 1996, was $29.6 million, up $5.6 million, or 23.1% from the same period a year ago. Net income per share increased to $.26 in the first quarter of 1996 as compared to $.21 for the first quarter of 1995. This performance resulted in a return on average assets of 1.51 % and a return on equity of 16.84% for the three months ended March 31, 1996. This compares to a return on average assets of 1.36% and a return on average equity of 16.33 % for the first three months of 1995.

On March 11, 1996, Synovus declared a three-for-two stock split which was effected on April 8, 1996 in the form of a 50% stock dividend. All share, per share data, and shareholders' equity account balances for all periods presented in the accompanying consolidated financial statements have been restated to give effect to the stock split.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the first quarter of 1996 were $7.9 billion, up 9.8 % over the first quarter 1995 average of $7.2 billion. Average earnings assets were up 9.8 % in the first quarter of 1996 over the same quarter a year ago and represented 91% of average total assets. A $603.8 million, or 9.9% increase in average deposits provided the funding for the $200.3 million increase in average investment securities and $427.2 million increase in average net loans. Average shareholders' equity for the first quarter of 1996 was $707.5 million.

Net interest income was $89.1 million for the first quarter of 1996, up $6.3 million, or 7.6% over the $82.8 million reported for the first quarter of 1995. Net interest income, on a tax-equivalent basis, for the first quarter of 1996 increased $6.2 million, or 7.4% over the first quarter of 1995.

The net interest margin was 5.13% for the current quarter, down 12 basis points from the same period last year. This decrease resulted from a twenty-seven basis point increase in the cost of funds offset by a seven basis point increase in the yield on interest earning assets. This increase in the cost of funds was primarily due to the change in the mix of interest bearing liabilities as customers began moving their deposits back to higher paying time deposits from lower paying transactions accounts during 1995 as their expectations of the market rates changed.

The tax-equivalent adjustment required to make yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% federal income tax rate in both 1996 and 1995.

                                                  Three Months Ended
                                                      March 31,
(in thousands)                                    1996           1995
                                                -------       --------

Interest income                              $  160,196        144,344
Taxable-equivalent adjustment                     1,316          1,408
                                                -------       --------
Interest income, taxable-equivalent             161,512        145,752
Interest expense                                 71,067         61,514
                                                -------       --------
Net interest income, taxable-equivalent      $   90,445         84,238
                                                =======       ========

Non-Interest Income

Total non-interest income during the first three months of 1996 increased $23.0 million, or 31.3% over the same period in 1995. This increase in non-interest income resulted largely from higher data processing revenues, which increased $16.9 million, or 33.4 % during the three months ended March 31, 1996, over the same period in 1995. Other increases in non-interest income during the period include a $1.5 million, or 14.2%, increase in service charges on deposit accounts, principally due to increased volume and fee structures on deposit accounts. The increase in other operating income was primarily due to increases in revenues from mortgage banking and related servicing fees, income from an unconsolidated subsidiary, and specialty printing services.

Data processing services revenue is derived principally from the servicing of individual bankcard accounts for the card issuing customers of Total System Services, Inc. (TSYS), Synovus' majority-owned, publicly traded subsidiary. TSYS' revenues from bankcard data processing services increased $16.3 million, or 35.0% in the first quarter of 1996, compared to the first quarter of 1995. Increased revenues from bankcard data processing are primarily attributable to growth in the card portfolios of existing customers and the related increases in the volume of authorizations and transactions.

A significant amount of TSYS' revenues are derived from certain major customers who are processed under long-term contracts. For the quarters ended March 31, 1996 and 1995, two customers accounted for approximately 32% and 35% of total revenues, respectively. As a result, the loss of one of TSYS' major customers could have a material adverse effect on TSYS' results of operations.

TSYS has begun the conversion of Bank of America's cardholder accounts to its new cardholder system, TS2. Conversions to TS2 of remaining portions of Bank of America's cardholder accounts are currently expected to continue during the remainder of 1996, and into 1997. Management believes all of Bank of America's cardholder accounts will be successfully converted to TS2.

Since the end of the first quarter, TSYS and Bank of America have amended their processing agreement to, among other things, eliminate the financial penalties and termination rights associated with prior conversion delays. The conversion and processing of Bank of America's cardholder accounts is not expected to have a material impact on TSYS' 1996 financial condition or results of operations.

Non-Interest Expense

Total non-interest expense for the three months ended March 31, 1996, increased $19.7 million, or 17.3%, over the same period in 1995. Management analyzes non-interest expense in two separate components: banking operations and TSYS. The table below summarizes this data for the first three months of 1996 and 1995.

                                                 1996                 1995
                                           ----------------     ----------------
(in thousands)                             Banking     TSYS     Banking    TSYS
                                           -------    ------    -------   ------
Salaries and other personnel expenses  $    41,380    31,247     37,810    22,375

Net occupancy and equipment expense          9,335    18,946      8,448    15,160

Other operating expenses                    18,250    12,897     20,807     8,023

Minority interest in subsidiary's
 net income                                  1,149                  920
                                            ------    ------     ------    ------
Total non-interest expense             $    70,114    63,090     67,985    45,558
                                            ======    ======     ======    ======

Non-interest expense related to TSYS increased 38.5% for the first quarter of 1996, compared to the same period in 1995. Increases in expenses are reflected in all categories and are attributable to the addition of personnel and equipment; the cost of materials associated with the services provided by all of TSYS' companies, particularly the supplies related to processing the increased number of accounts; certain processing provisions, and expenses associated with the conversion of customers to TS2.

In the first three months of 1996, non-interest expense for Synovus' banking operations increased $2.1 million, or 3.1%. The majority of increased expenses were in employment expense and relate primarily to normal salary increases and additional employees as the average number of employees increased to 4,130 for the first quarter of 1996 as compared to 3,897 for the same period a year ago. The decrease in other operating expenses is due to the lowering of the FDIC assessment rate on deposits from that in place during the first quarter of 1995.

Income Tax Expense

Income tax expense for the three months ended March 31, 1996, was $16.3 million compared to $13.4 million for the same period a year ago. The effective tax rate was 35.5% and 35.8% in 1996 and 1995, respectively.

Provision for Loan Losses

During the first three months of 1996, the provision for loan losses increased $1.2 million, or 22.7% over the same period in 1995. Net charge-offs to average net loans for the quarter ended March 31, 1996, were .29% compared to .13% during the first three months of 1995.

Balance Sheet

Total assets increased $55.8 million, or .70%, during the first three months of 1996 compared to December 31, 1995. Net loans increased $125.7 million, or 2.3%, and investment securities increased $83.2 million, or 5.6%. Offsetting the increase in net loans and investment securities, federal funds sold decreased $109.1 million in the first quarter of 1996. The reduction of federal funds sold and the deposit base increase of $48.4 million or .72% provided the necessary funding for the balance sheet growth experienced in the first quarter.

Loans

Synovus' loan growth during the first quarter of 1996 is mainly attributable to internal growth derived from a continued focus on meeting the needs of customers in the markets we serve while adhering to sound lending principles. Through this continued focus, three affiliates headquartered in Birmingham, Alabama, Columbia, South Carolina, and Valparaiso, Florida experienced significant loan growth of $25.3 million, $25.3 million, and $22.9 million, respectively. This growth resulted in increases during the first quarter of 1996 in real estate construction loans, commercial and retail real estate mortgage loans of $38.1 million, $25.7 million and $12.9 million, respectively, which is indicative of the economic growth occurring in the markets Synovus serves. Additionally, mortgage loans held for Sale increased $12.5 million from December 31, 1995 due to increased mortgage production during the first quarter of 1996.

Asset Quality

As measured by general asset quality indicators, Synovus' asset quality remains strong while experiencing growth in loans. Synovus continues to underwrite loans that further diversify its loan portfolio in markets served and emphasize customer relationships in small and middle market businesses. Commercial credits are routinely monitored for cash flows, liquidity, financial condition, and collateral adequacy. Management continues to focus on maintaining a high quality loan portfolio by knowing the market and the borrower.

Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate. The nonperforming asset ratio as a percentage of loans and other real estate as of March 31, 1996 was .69% compared to .64% at December 31, 1995. During the first three months of 1996, nonperforming assets increased $3.8 million, while net loans increased $125.7 million.

The reserve for loan losses increased $2.4 million, or 3.0%, from December 31, 1995 to $83.8 million. Additions to the reserve for loan losses are made periodically to maintain the reserve at an appropriate level based on management's analysis of the potential risk inherent within the loan portfolio. Relevant factors are considered when determining the amount of loan loss provisions. These relevant factors include the level of nonperforming loans, impaired loan balances, historical loan loss experience, the amount of loan loss actually charged against the reserve in the given period, and the current and anticipated economic conditions.

Loans 90 days past due and still accruing increased $.6 million, or 5.1%, since December 31, 1995. Management believes that the value of the underlying collateral securing these loans is sufficient to cover the principal and interest payments on these loans and management does not expect a material increase in nonperforming assets in future periods as a result of the resolution of these delinquencies.

The reserve to nonperforming loans and loans 90 days past due and still accruing was 212.7% at March 31, 1996, compared to 235.1% at year-end 1995. Management continues to focus on asset quality with an emphasis on proactive management of problem assets, early detection of potential problem assets, and timely charge-offs. The Synovus asset quality strategy adequately identifies problem loans in a timely manner and management believes that current loan loss reserves will adequately provide for potential future loan charge-offs.

                                             March 31,      December 31,
(in thousands)                                 1996            1995
                                             ---------      ----------
Nonperforming Loans                         $  27,408         23,202
Other Real Estate                              11,662         12,071
                                               ------         ------
Nonperforming Assets                        $  39,070         35,273
                                               ======         ======
Loans 90 Days Past Due and Still Accruing   $  11,999         11,417
                                               ======         ======
Reserve for Loan Losses                     $  83,818         81,384
                                               ======         ======
Reserve for Loan Losses as a % of Loans          1.49%          1.48
                                               ======         ======
As a % of Loans and Other Real Estate:

Nonperforming Loans                              0.48%          0.42
Other Real Estate                                0.21           0.22
                                               ------         ------
Nonperforming Assets                             0.69           0.64
                                               ======         ======
Reserve to Nonperforming Loans                 305.82%        350.76
                                               ======         ======

Capital Resources and Liquidity

Synovus continues to maintain its capital at levels which exceed the minimum regulatory guidelines. Additionally, based on internal calculations and previous regulatory exams, each of Synovus' subsidiary banks is currently in compliance with regulatory capital and liquidity guidelines. Synovus' total risk-based capital was $772.0 million at March 31, 1996, compared to $751.4 million at December 31, 1995. The ratio of total risk-based capital to risk-weighted assets was 12.58% at March 31, 1996 compared to 12.57% at December 31, 1995. Synovus' leverage ratio at the end of the first quarter of 1996 was 8.84% compared to 8.71% at the end of 1995. Synovus equity-to-assets ratio increased to 8.81% at March 31, 1996 from 8.75% at year-end 1995 indicating continued internal capital generation to support asset growth.

During the third quarter of 1994, Synovus announced its plan to acquire up to 1,125,000 shares of Synovus common stock, on a post-split basis, in the open market. Through March 31, 1996, 555,900 shares of Synovus common stock have been purchased under this plan at an average price of $16.50. Of these shares, 399,747 shares were used in 1995 to acquire Peach State Bank. Approximately 78,000 shares were issued to employees for vested stock options exercises. The remaining shares will be used to fund incentive stock award plans and other employee benefit plans. The remaining shares under this stock purchase plan along with other treasury shares acquired before this plan amount to 77,895 as of March 31, 1996. The remaining shares to be purchased under the stock purchase plan will be acquired based on market conditions over the next two years.

Synovus' liquidity position and sources of funds have improved since December 31, 1995, primarily due to the increase in deposits which allows for the purchase of more liquid assets. Synovus' maturity mix of investment securities and loan portfolios have not changed significantly during the first three months of 1996.

Synovus' management monitors liquidity in coordination with the appropriate committees at each affiliate bank. Management must ensure that appropriate liquidity is available to meet the cash flow needs of depositors, borrowers, and creditors at a reasonable cost. Management constantly monitors and maintains appropriate levels of assets and liabilities so that maturities of assets will provide adequate funding to meet estimated customer withdrawals and loan requests. Additionally, Synovus and its affiliate banks have access to short-term borrowings, such as federal funds, through correspondent banking relationships and a $20 million line of credit held by Synovus.

The consolidated statements of cash flows detail Synovus' cash flows from operating, investing, and financing activities. Operating activities provided net cash of $32.5 million during the first three months of 1996, while $41.9 million was provided by financing activities. Investing activities utilized $120.9 million of this amount, resulting in a decrease in cash and cash equivalents of $46.5 million.

Accounting and Regulatory Matters

On October 23, 1995, SFAS No. 123, "Accounting for Stock-Based Compensation", was issued. SFAS No. 123 allows companies to retain the current approach set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", for recognizing stock-based compensation expense in the basic financial statements; however, companies are encouraged to adopt a new accounting method based on the estimated fair value of employee compensation. Companies that do not adopt the new fair value based method will be required to provide expanded disclosures. SFAS No. 123 is effective for fiscal years ended December 31, 1996, and Synovus intends to provide such information in expanded disclosures in the footnotes to the financial statements.

Legal Proceedings

Synovus is subject to various legal proceedings and claims which arise in the ordinary course of its business. Any litigation is vigorously defended by Synovus and, in the opinion of management, based on consultation with external legal counsel, any outcome of such litigation would not materially affect Synovus' consolidated financial position.

Currently, multiple lawsuits, some seeking class action treatment, are pending against one of Synovus' Alabama banking subsidiaries that involve: (1) the sale of credit life insurance made in connection with consumer credit transactions;
(2) payments of service fees or interest rebates to automobile dealers in connection with the assignment of automobile credit sales contracts to that Synovus subsidiary; and (3) the forced placement of insurance to protect that Synovus subsidiary's interest in collateral for which consumer credit customers have failed to obtain or maintain insurance. These lawsuits seek unspecified damages, including punitive damages, and purport to be class actions which, if certified, may involve many of such subsidiary's consumer credit transactions in Alabama for a number of years. Synovus intends to vigorously contest these lawsuits and all other litigation to which Synovus and its subsidiaries are parties. Based upon information presently available, and in light of legal and other defenses available to Synovus and its subsidiaries, contingent liabilities arising from the threatened and pending litigation are not considered material. It should be noted; however, that large punitive damage awards, bearing little relation to the actual damages sustained by plaintiffs, have been awarded in Alabama.

                          PART II - OTHER INFORMATION
                    ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

(a)  Exhibits

        (11)  Statement re Computation of Per Share Earnings

        (27) Financial Data Schedule (for SEC purposes only, not enclosed herewith)

(b)  Report on Form 8-K

  The following report on Form 8-K was filed during or subsequent to the first quarter of 1996.

  (1) The report filed on March 11, 1996, included the following event:

On March 11, 1996, Synovus announced a three-for two stock split to be issued on April 8, 1996 to shareholders of record as of March 21, 1996. Synovus also announced a 22.2% increase in its quarterly dividend. On a pre-split basis, the quarterly dividend will be increased to $.1650 from $.1350 and will be payable on April 1, 1996 to shareholders of record as of March 21, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           SYNOVUS FINANCIAL CORP.



Date:  May 13, 1996                        BY:/s/Stephen L. Burts, Jr.
                                           Stephen L. Burts, Jr.
                                           President and Chief Financial Officer



                               INDEX TO EXHIBITS



                                                                 Sequentially
Exhibit Number       Description                                 Numbered Page
- --------------       -----------                                 -------------
11                   Statement re Computation of                      19
                     Per Share Earnings.


27                   Financial Data Schedule
                     (for SEC purposes only,
                      not enclosed herewith)