Form 10-Q
period 1996-06-30
SYNOVUS FINANCIAL CORP
filed 1996-08-14
CIK 18349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For the Quarterly Period Ended June 30, 1996
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

                                YES __X__      NO _____


             At July 31, 1996,  116,287,735  shares of the  Registrant's  Common
                Stock, $1.00 par value, were outstanding.





                            SYNOVUS FINANCIAL CORP.

                                     INDEX


                                                                   Page
Part I.  Financial Information                                    Number

 Item 1. Financial Statements

         Consolidated Balance Sheets (unaudited)
         June 30, 1996 and December 31, 1995                           3

         Consolidated Statements of Income (unaudited)
         Three and Six Months Ended June 30, 1996 and 1995             4

         Consolidated Statements of Cash Flows (unaudited)
         Six Months Ended June 30, 1996 and 1995                       5

         Notes to Consolidated Financial Statements (unaudited)        7


 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           8


Part II.  Other Information

 Item 6. (a)   Exhibits                                               16

         (b)   Report on Form 8-K                                     16

Signature Page                                                        17

Exhibit Index                                                         18

        (11)   Statement re Computation of Per Share Earnings         19

        (27) Financial Data Schedule (for SEC purposes only, not enclosed herewith)





                          PART I. FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                             SYNOVUS FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                              June 30,             December 31,
(In thousands, except share and per share data)                 1996                   1995
ASSETS
Cash and due from banks                                    $   353,624                382,696
Interest earning deposits with banks                             1,017                  1,093
Federal funds sold                                              30,354                123,832
Investment securities available for sale                     1,207,384              1,106,298
Investment securities held to maturity                         367,490                380,918

Loans                                                        5,816,645              5,526,842
   Less unearned income                                        (12,884)               (14,812)
   Less reserve for loan losses                                (88,056)               (81,384)
      Loans, net                                             5,715,705              5,430,646

Premises and equipment, net                                    235,405                220,197
Other assets                                                   287,882                281,915
      Total assets                                         $ 8,198,861              7,927,595

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Non-interest bearing                                    $ 1,106,360              1,141,716
   Interest bearing                                          5,815,526              5,586,163
      Total deposits                                         6,921,886              6,727,879
Federal funds purchased and securities sold under              308,591                229,477
   agreement to repurchase
Long-term debt                                                 100,323                106,815
Other liabilities                                              121,475                142,079
      Total liabilities                                      7,452,275              7,206,250
Minority interest in consolidated subsidiary                    29,974                 27,790
Shareholders' equity:
   Common  stock  - $1.00  par  value;  authorized  600,000,000  shares;  issued
      116,182,332 in 1996 and  115,921,043 in 1995;  outstanding  116,104,437 in
      1996 and 115,855,148
      in 1995                                                  116,182                115,921
   Surplus                                                      90,664                 88,381
   Less treasury stock - 77,895 and 65,895 shares in 1996       (1,285)                (1,022)
      and 1995, respectively
   Less unamortized restricted stock                            (2,347)                (2,663)
   Net unrealized gain (loss) on investment securities         (10,708)                 5,774
      available for sale
   Retained earnings                                           524,106                487,164
      Total shareholders' equity                               716,612                693,555
      Total liabilities and shareholders' equity           $ 8,198,861              7,927,595

See accompanying notes to consolidated financial statements.




                             SYNOVUS FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                     Three Months Ended               Six Months Ended
                                                          June 30,                        June 30,
(In thousands, except per share data)               1996           1995              1996          1995
Interest income:
   Loans, including fees                         $ 138,966        131,239          274,597        254,743
   Investment securities:
      U.S. Treasury and U.S. Government agencies    17,850         14,230           34,996         28,128
      Mortgage-backed securities                     4,576          4,019            9,145          8,134
      State and municipal                            1,695          1,825            3,508          3,693
      Other investments                                342            329              666            691
   Federal funds sold                                  455          1,643            1,153          2,213
   Interest earning deposits with banks                 11             33               26             60
      Total interest income                        163,895        153,318          324,091        297,662
Interest expense:
   Deposits                                         66,321         64,037          132,602        119,670
   Federal funds purchased and securities sold
      under agreement to repurchase                  3,365          2,698            6,583          6,316
   Long-term debt                                    1,522          2,074            3,090          4,337
      Total interest expense                        71,208         68,809          142,275        130,323
      Net interest income                           92,687         84,509          181,816        167,339
Provision for losses on loans                        8,233          5,739           14,666         10,984
      Net interest income after provision
         for losses on loans                        84,454         78,770          167,150        156,355
Non-interest income:
   Data processing services                         70,330         55,853          137,624        106,290
   Service charges on deposit accounts              13,182         11,695           25,602         22,575
   Fees for trust services                           2,678          2,283            5,417          4,721
   Credit card fees                                  2,298          1,836            3,812          3,379
   Securities gains (losses), net                     (138)           228              (65)           (15)
   Other operating income                           14,251          9,169           26,658         17,590
      Total non-interest income                    102,601         81,064          199,048        154,540
Non-interest expense:
   Salaries and other personnel expense             74,644         62,035          147,271        122,220
   Net occupancy and equipment expense              29,644         24,416           57,925         48,024
   Other operating expenses                         29,879         30,438           61,026         59,268
   Minority interest in subsidiary's net income      1,521          1,157            2,670          2,077
      Total non-interest expense                   135,688        118,046          268,892        231,589

      Income before income taxes                    51,367         41,788           97,306         79,306
   Income tax expense                               18,259         15,188           34,571         28,636
      Net income                                 $  33,108         26,600           62,735         50,670

Net income per share                             $    0.29           0.23             0.54           0.44

Weighted average shares outstanding                116,000        114,779          115,950        114,288

Dividends declared per share                     $    0.11           0.09             0.22           0.18

See accompanying notes to consolidated financial statements.




                             SYNOVUS FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                    Six Months Ended
                                                                                       June 30,
(In thousands)                                                                   1996             1995
Operating Activities
   Net Income                                                                $  62,735           50,670
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for losses on loans                                          14,666           10,984
         Depreciation, amortization, and accretion, net                         21,109           18,815
         Deferred income tax (benefit) expense                                    (481)             581
         Increase in interest receivable                                        (4,792)          (6,275)
         (Decrease) increase in interest payable                                (1,855)           9,378
         Minority interest in subsidiary's net income                            2,670            2,077
         Increase in mortgage loans held for sale                               (5,582)         (10,529)
         Other, net                                                            (12,596)         (23,881)
              Net cash provided by operating activities                         75,874           51,820

Investing Activities
   Cash acquired from acquisitions                                               ---              4,431
   Net decrease in interest earning deposits with banks                             76              798
   Net decrease (increase) in federal funds sold                                93,478          (75,418)
   Proceeds from maturities of investment securities available for sale        213,681           56,570
   Proceeds from sales of investment securities available for sale              71,692           80,035
   Purchases of investment securities available for sale                      (413,826)        (104,364)
   Proceeds from maturities of investment securities held to maturity           45,001           28,470
   Purchases of investment securities held to maturity                         (31,881)         (25,347)
   Net increase in loans                                                      (294,143)        (225,573)
   Purchase of premises and equipment                                          (33,264)         (18,979)
   Disposal of premises and equipment                                            1,079              885
   Proceeds from sale of other real estate                                       3,643            3,122
   Additions to internally developed computer software                          (3,432)          (3,559)
              Net cash used in investing activities                           (347,896)        (278,929)

Financing Activities
   Net increase in demand and savings deposits                                 132,349           22,164
   Net increase  in certificates of deposit                                     61,658          477,471
   Net increase (decrease) in federal funds purchased and securities
      sold under agreement to repurchase                                        79,114         (249,560)
   Principal repayments on long-term debt                                       (6,492)         (17,875)
   Proceeds from issuance of long-term debt                                      ---              1,898
   Purchase of treasury stock                                                     (263)            (827)
   Dividends paid to shareholders                                              (25,532)         (21,246)
   Proceeds from issuance of common stock                                        2,116            1,386
              Net cash provided by financing activities                        242,950          213,411

Decrease in cash and cash equivalents                                          (29,072)         (13,698)
Cash and cash equivalents at beginning of period                               382,696          344,637
Cash and cash equivalents at end of period                                   $ 353,624          330,939

Continued on next page.




                            SYNOVUS FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)

Supplemental cash flow information:

For the six months ended June 30, 1996 and 1995, Synovus Financial Corp. (Synovus) paid income taxes of $46.2 million and $34.0 million, and interest of $144.1 million and $120.9 million, respectively.

Supplemental information of noncash investing and financing activities:

Loans of approximately $2.5 million and $3.5 million were foreclosed and transferred to other real estate during the six months ended June 30, 1996 and 1995, respectively.

Depreciation, amortization, and accretion, net, for the six months ended June 30, 1996 and 1995 includes amortization of internally developed computer software of $1.7 million. Internally developed computer software has a net carrying value of $29.5 million and $32.0 million at June 30, 1996 and 1995, respectively.

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

Note B - Pending Acquisition

On May 24, 1996, Synovus entered into an Agreement with NationsBank providing for the acquisition of two full-service banking centers in Rome, Georgia. Synovus will acquire approximately $58.5 million in deposits and $14.5 million in loans from the two banking centers. The acquisition will be accounted for as a purchase and is expected to be completed in the fourth quarter of 1996.

Note C - Recent Accounting Pronouncement

On October 23, 1995, SFAS No. 123, "Accounting for Stock-Based Compensation", was issued. SFAS No. 123 allows companies to retain the current approach set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", for recognizing stock-based compensation expense in the basic financial statements; however, companies are encouraged to adopt a new accounting method based on the estimated fair value of employee compensation. Companies that do not adopt the new fair value based method will be required to provide expanded disclosures. SFAS No. 123 is effective for the fiscal year ending December 31, 1996, and Synovus intends to provide such information in expanded disclosures in the footnotes to the financial statements.

Note D - Other

Certain amounts in 1995 have been reclassified to conform with presentation adopted in 1996.





                        ITEM 2 - MANAGEMENT'S DISCUSSION
                      AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Summary

Net income for the six months ended June 30, 1996, was $62.7 million, up $12.1 million, or 23.8%, from the same period a year ago. Net income per share increased to $.54 in the first half of 1996 as compared to $.44 for the first half of 1995. This performance resulted in a return on average assets of 1.58% and a return on average equity of 17.75% for the six months ended June 30, 1996. This compares to a return on average assets of 1.40% and a return on average equity of 16.69% for the first six months of 1995.

Net income for the three months ended June 30, 1996, was $33.1 million, up $6.5 million, or 24.5% from the same period a year ago. Net income per share increased to $.29 in the second quarter of 1996 as compared to $.23 for the second quarter of 1995. This performance resulted in a return on average assets of 1.65% and a return on average equity of 18.65% for the three months ended June 30, 1996. This compares to a return on average assets of 1.44% and a return on average equity of 17.04% for the second quarter of 1995.

On March 11, 1996, Synovus declared a three-for-two stock split which was effected on April 8, 1996 in the form of a 50% stock dividend. All share, per share data, and shareholders' equity account balances for all periods presented in the accompanying consolidated financial statements have been restated to give effect to the stock split.

Balance Sheet

During the first six months of 1996, total assets increased $271.3 million, or 3.4%, compared to December 31, 1995. Net loans increased $285.1 million, or 5.2%, and investment securities increased $87.7 million, or 5.9%. Providing the necessary funding for the balance sheet growth during the first half of 1996, Synovus' deposit base grew $194.0 million, or 2.9%, and net federal funds purchased increased $172.6 million.

Loans

Synovus continues to increase its internal loan portfolio through a constant focus on meeting the needs of customers in the markets served while maintaining adherence to sound lending practices. As a result of this continued focus, four affiliates headquartered in Columbia, South Carolina; Columbus, Georgia; Birmingham, Alabama; and Valparaiso, Florida experienced significant loan growth of $78.7 million, $44.3 million, $27.6 million, and $22.8 million, respectively, during the six months ended June 30, 1996. Indicative of the economic growth within the communities Synovus serves, loan growth resulted from increases during the first half of 1996 in all loan categories as detailed below. In addition, during April of 1996, Synovus' lead bank, Columbus Bank and Trust Company, purchased $34 million in credit card loans.



                                                 June 30,         December 31,
(In thousands)                                     1996               1995
Commercial:
Commercial, financial, and agricultural        $1,984,748           1,931,004
Real estate-construction                          649,152             578,712
Real estate-mortgage                            1,192,903           1,160,089
    Total commercial                            3,826,803           3,669,805
Retail:
Real estate-mortgage                              840,178             824,998
Credit card                                       258,815             222,204
Installment-other                                 860,404             784,972
Mortgage loans held for sale                       30,445              24,863
    Total retail                                1,989,842           1,857,037
         Total loans                            5,816,645           5,526,842
Unearned income                                   (12,884)            (14,812)
         Total loans, net of unearned income   $5,803,761           5,512,030

Asset Quality

Synovus continues to underwrite loans that provide further diversification within the loan portfolios of the markets served while emphasizing customer relationships in small and middle market businesses. Commercial credits are routinely monitored for cash flows, liquidity, financial condition, and collateral adequacy. Management continues to focus on maintaining a high quality loan portfolio by knowing the markets served, as well as the individual borrowers, and continuing emphasis on loan officer training. As measured by general asset quality indicators, Synovus' asset quality remains strong. During the first six months of 1996, nonperforming assets, consisting of nonaccrual loans, restructured loans, and other real estate, increased $1.8 million, while net loans increased $285.1 million. Synovus' nonperforming assets ratio was .64% as of June 30, 1996, which was unchanged from December 31, 1995.

The reserve for loan losses is maintained, through periodic additions to the reserve, at an appropriate level based on management's analysis of the potential risk inherent within the loan portfolio. When determining the amount of loan loss provision, several relevant factors are considered. These relevant factors include the level of nonperforming loans, impaired loan balances, historical loan loss experience, the amount of loan losses charged against the reserve in the given period, and the current and anticipated economic conditions. Synovus' reserve for loan losses increased $6.7 million, or 8.2%, from $81.4 million at December 31, 1995 to $88.1 million at June 30, 1996.

Loans 90 days past due and still accruing increased $1.6 million, or 14.3%, since December 31, 1995. Management believes that the value of the underlying collateral securing commercial loans is sufficient to cover the principal and interest payments on these loans and management does not expect a material increase in nonperforming assets in future periods as a result of the resolution of these delinquencies. Synovus, as well as the overall industry, has experienced an increase in credit card and installment loan past dues. Management continues to resolve these past dues either through collection or charge-off. After consideration of the current trend issues described above, with respect to both Synovus and the banking industry as a whole, management believes that the reserve for loan losses adequately reflects the reserves needed for any charge-offs related to the resolution of these loans.

The reserve to nonperforming loans and loans 90 days past due and still accruing was 224.1% at June 30, 1996, compared to 235.1% at year-end 1995. Management continues to focus on asset quality with an emphasis on proactive management of problem assets, early detection of potential problem assets, and timely charge-offs.

                                                June 30,         December 31,
(In thousands)                                    1996               1995
Nonperforming loans                            $ 26,240             23,202
Other real estate                                10,875             12,071
Nonperforming assets                           $ 37,115             35,273

Loans 90 days past due and still accruing      $ 13,049             11,417

Reserve for loan losses                        $ 88,056             81,384
Reserve for loan losses as a % of loans            1.52%              1.48

As a % of loans and other real estate:
Nonperforming loans                                0.45%              0.42
Other real estate                                  0.19               0.22
Nonperforming assets                               0.64%              0.64

Reserve to nonperforming loans                   335.58%            350.76

Capital Resources and Liquidity

Synovus continues to maintain its capital at levels which exceed the minimum regulatory guidelines. Additionally, based on internal calculations and previous regulatory exams, each of Synovus' subsidiary banks is currently in compliance with regulatory capital and liquidity guidelines. Synovus' total risk-based capital was $799.1 million at June 30, 1996, compared to $751.4 million at December 31, 1995. The ratio of total risk-based capital to risk-weighted assets was 12.60% at June 30, 1996 compared to 12.57% at December 31, 1995. Synovus' leverage ratio at the end of the second quarter of 1996 was 8.92% compared to 8.71% at the end of 1995. Synovus equity-to-assets ratio decreased one basis point to 8.74% at June 30, 1996, when compared to year-end 1995.

Internal capital  generation  continues to support asset growth, as reflected in
the  8.85%   equity-to-asset  ratio  exclusive  of  unrealized  gain  (loss)  on investment securities available for sale, compared to 8.69% at year-end 1995.

Synovus' liquidity position and sources of funds have improved since December 31, 1995, due to an increase in liquid assets, primarily investment securities, and a reduction in pledging requirements. Synovus' maturity mix of investment securities and loan portfolios have not changed significantly during the first six months of 1996.

Synovus' management monitors liquidity in coordination with the appropriate committees at each affiliate bank. Management must ensure that appropriate liquidity, at a reasonable cost, is available to meet the cash flow needs of depositors, borrowers, and creditors. Management constantly monitors and maintains appropriate levels of assets and liabilities so that maturities of assets can provide adequate funding to meet estimated customer withdrawals and future loan requests. Additionally, Synovus and its affiliate banks have access to short-term borrowings, such as federal funds, through correspondent banking relationships and a $20 million line of credit held by Synovus.

The consolidated statements of cash flows detail Synovus' cash flows from operating, investing, and financing activities. Operating activities provided net cash of $75.9 million during the first six months of 1996, while $243.0 million was provided by financing activities. Investing activities utilized $347.9 million of this amount, resulting in a decrease in cash and cash equivalents of $29.1 million.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the first six months of 1996 were $8.0 billion, up 9.2% over the first six months of 1995 average of $7.3 billion. Average earning assets were up 9.1% in the first half of 1996 over the same period a year ago and represented 91% of average total assets. When compared to the same period last year, average deposits and average shareholders' equity increased $543.8 million and $98.7 million, respectively. This growth provided the funding for the $423.4 million growth in average net loans, along with a $205.5 million increase in average investment securities.

Net interest income was $181.8 million for the six months ended June 30, 1996, up $14.5 million, or 8.7%, over the $167.3 million reported in the six months ended June 30, 1995. Net interest income, on a tax-equivalent basis, for the first half of 1996 increased $14.2 million, or 8.4%, over the same period in 1995.

Net interest income was $92.7 million for the second quarter of 1996, up $8.2 million, or 9.7%, over the $84.5 million reported for the second quarter of 1995. Net interest income, on a tax-equivalent basis, for the second quarter of 1996 increased $8.0 million, or 9.4%, over the second quarter of 1995.

The year-to-date net interest margin was 5.16%, down three basis points from the same period last year. This decrease resulted from a five basis point increase in the cost of interest bearing liabilities and a three basis point decrease in the yield on interest earning assets. These factors were partially offset by an increased benefit from non-interest bearing accounts. The increase in the cost of interest bearing liabilities was primarily due to the change in the mix of interest bearing liabilities as customers began moving their deposits back to higher paying time deposits from lower paying transaction accounts during 1995 as their expectations of the market rates changed. Approximately half of the loan portfolio floats with changes in the prime rate. While the average prime rate decreased 63 basis points in the first half of 1996, the negative impact of this decrease was mitigated by purchases of investment securities at higher earning rates, improvement in loan fee income, and fundamental loan growth in the current year.

The tax-equivalent adjustment required to make yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% federal income tax rate in both 1996 and 1995.

                                        Three Months Ended   Six Months Ended
                                              June 30,           June 30,
(in thousands)                            1996       1995     1996       1995
Interest income                         $163,895   153,318   324,091   297,662
Taxable-equivalent adjustment              1,230     1,368     2,546     2,776
Interest income, taxable-equivalent      165,125   154,686   326,637   300,438
Interest expense                          71,208    68,809   142,275   130,323
Net interest income, taxable-equivalent $ 93,917    85,877   184,362   170,115

Provision for Loan Losses

During the first six months of 1996, the provision for loan losses increased $3.7 million, or 33.5%, over the same period in 1995. The increase in the provision was necessary primarily to maintain the level of loan loss reserve coverage of outstanding loans, due to strong growth in the loan portfolio, which included the purchase of $34 million in credit card loans during April of 1996. The reserve to net loans ratio as of June 30, 1996, was 1.52%, compared to 1.54% as of June 30, 1995 and 1.48% as of December 31, 1995. Additionally, net charge-offs, primarily in credit card and installment loans, grew somewhat during the first half of 1996. Net charge-offs to average loans for the six months ended June 30, 1996, were .28% compared to .17% during the first six months of 1995. The amount of net charge-offs during the first six months of 1996 was $8.0 million compared to $4.5 million during the first six months of 1995. Management continues to focus on early detection of problem loans and timely resolution of those identified loans.

During the second quarter of 1996, the provision for loan losses increased $2.5 million, or 43.5%, over the same period in 1995. Net charge-offs to average loans for the quarter ended June 30, 1996, were .28% compared to .22% during the second quarter of 1995.

Non-Interest Income

Total non-interest income during the first six months of 1996 increased $44.5 million, or 28.8%, over the same period in 1995. This increase in non-interest income resulted primarily from higher data processing revenues, which increased $31.3 million, or 29.5%, during the six months ended June 30, 1996, over the same period in 1995. Other increases in non-interest income during the period include a $3.0 million, or 13.4%, increase in service charges on deposit accounts, principally due to increased volume and fee structures on deposit accounts. The increase in other operating income, of $9.1 million, was primarily due to increases in revenues from mortgage banking and related servicing fees, specialty printing services revenue, and income from Total System Services, Inc.
(TSYS) joint ventures. TSYS is a majority-owned, publicly traded subsidiary of Synovus.

Total non-interest income during the quarter ended June 30, 1996, increased $21.5 million, or 26.6%, over the second quarter of 1995, for primarily the same reasons as indicated above.

Data processing services revenue is derived principally from the servicing of individual bankcard accounts for the card issuing customers of TSYS. TSYS' revenues from bankcard data processing services increased $29.8 million, or 30.5%, in the first six months of 1996, compared to the first six months of 1995. Comparing the second quarter of 1996 to the second quarter of 1995, revenue from bankcard data processing services increased $13.6 million, or 26.4%. Increased revenues from bankcard data processing are attributable to the conversion of cardholder accounts of new customers and growth in the card portfolios of existing customers. Increases in the volume of authorizations and transactions associated with the additional cardholder accounts, as well as growth in new services offered, also contributed to the increased revenues.

A significant amount of TSYS' revenues are derived from certain major customers who are processed under long-term contracts. For the three and six months ended June 30, 1996, two customers accounted for approximately 29% and 30% of TSYS' total revenues, respectively. As a result, the loss of one of TSYS' major customers could have a material adverse effect on TSYS' results of operations. The impact of these two customers on Synovus' revenues was approximately 11% for the three and six months ended June 30, 1996.

TSYS has converted approximately 4.5 million of Bank of America's cardholder accounts to its new cardholder system, TS2. Conversions to TS2 of remaining portions of Bank of America's cardholder accounts are currently expected to continue into 1997. Management believes all of Bank of America's cardholder accounts will be successfully converted to TS2.

During the second quarter, TSYS and Bank of America amended their processing agreement to, among other things, eliminate the financial penalties and termination rights associated with prior conversion delays. The conversion and processing of Bank of America's cardholder accounts is not expected to have a material impact on TSYS' 1996 financial condition or results of operations.

Non-Interest Expense

Total  non-interest  expense for the six months ended June 30,  1996,  increased
$37.3 million, or 16.1%, over the same period in 1995. Total non-interest expense for the second quarter of 1996 increased $17.6 million, or 14.9%, over the second quarter of 1995. Management analyzes non-interest expense in two separate components: banking operations and TSYS. The following table summarizes this data for the first six months of 1996 and 1995.

                                               1996                1995
(In thousands)                          Banking     TSYS    Banking     TSYS
Salaries and other personnel expenses $  82,478   64,793     77,154   45,066
Net occupancy and equipment expense      18,814   39,111     16,960   31,064
Other operating expenses                 37,198   23,828     40,668   18,600
Minority interest in subsidiary's net     2,670      ---      2,077      ---
   income
Total non-interest expense            $ 141,160  127,732    136,859   94,730

In the first six months of 1996, non-interest expense for Synovus' banking operations increased $4.3 million, or 3.1%. During the second quarter of 1996 non-interest expense increased $2.3 million, or 3.3%, compared to the second quarter of 1995. The majority of increased expenses were in employment expense and relate primarily to normal salary increases and additional employees. The number of employees as of June 30, 1996 increased to 4,203 compared to 4,037 as of June 30, 1995. The decrease in other operating expenses is due to the lowering of the FDIC assessment rate on deposits from that in place during the first half of 1995.

Non-interest expense related to TSYS increased 31.3% and 34.8% for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. Increases in expenses are reflected in all categories and are attributable to the addition of personnel and equipment; the cost of materials associated with the services provided by all of TSYS' companies, particularly the supplies related to processing the increased number of accounts; and certain processing provisions and expenses associated with the conversion of customers to TS2.

Income Tax Expense

Income tax expense for the six months ended June 30, 1996, was $34.6 million compared to $28.6 million for the same period a year ago. Income tax expense for the second quarter of 1996 was $18.3 million compared to $15.2 million in the second quarter of 1995. The effective tax rate for the first six months of 1996 and 1995 was 35.5% and 36.1%, respectively. The decrease in the effective tax rate is due to the effect of certain tax planning strategies and a reduction in the effective state income tax rates.

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

                          PART II - OTHER INFORMATION
         ITEM 4 - SUBMISSION OF MATTERS  TO A VOTE OF SECURITY HOLDERS

Submission of Matters to a Vote of Security Holders

The annual shareholders' meeting was held on April 25, 1996. Following is a summary of the two proposals that were submitted to the shareholders for approval.

The first proposal was to elect seven nominees for Class II directors of Synovus to serve until the 1999 Annual Meeting of Shareholders. The seven nominees for election as Class II directors named below were elected by the number of affirmative votes set forth opposite their names below, with the number of votes withholding authority to vote for such nominees also being shown. As the election of each of the nominees for Class II directors was approved by a plurality of the total votes entitled to be cast by the holders of shares represented at the meeting, each of the nominees for Class II directors was elected.

                                                               Withheld
Nominee                     Votes For                     Authority to Vote
Richard E. Anthony         557,669,756                       1,095,320
Joe E. Beverly             557,689,023                       1,076,053
Mason H. Lampton           557,598,554                       1,166,522
John L. Moulton            557,680,744                       1,084,332
Elizabeth C. Ogie          557,541,849                       1,223,226
John T. Oliver, Jr.        557,731,665                       1,033,410
William L. Pherigo         557,684,207                       1,080,869

The second proposal was to approve Synovus' Executive Bonus Plan. The number of affirmative votes cast for this proposal represented in person or by proxy at the meeting was 527,699,675, or 95.8%, of the votes cast thereon. A total of 23,310,436 votes were cast against this proposal and a total of 7,754,964 votes abstained from voting. As the affirmative vote of a majority of the votes cast was required for approval, such proposal was approved.

                    ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

(a) Exhibits

    (11)  Statement re Computation of Per Share Earnings

    (27) Financial Data Schedule (for SEC purposes only, not enclosed herewith)

(b) Report on Form 8-K

    No report on Form 8-K was filed during or subsequent to the second quarter of 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         SYNOVUS FINANCIAL CORP.



Date:  August 13, 1996                   BY: /s/ Stephen L. Burts, Jr.
                                         Stephen L. Burts, Jr.
                                         President and Chief Financial Officer





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