Form 10-Q
period 1996-09-30
SYNOVUS FINANCIAL CORP
filed 1996-11-14
CIK 18349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                For the Quarterly Period Ended September 30, 1996
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

                                YES __X__      NO _____


            At October 31, 1996, 116,324,277 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.





                            SYNOVUS FINANCIAL CORP.

                                     INDEX

                                                                        Page
                                                                       Number
Part I.      Financial Information


     Item 1. Financial Statements

             Consolidated Balance Sheets (unaudited)
             September 30, 1996 and December 31, 1995                     3

             Consolidated Statements of Income (unaudited)
             Nine and Three Months Ended September 30, 1996 and 1995      4

             Consolidated Statements of Cash Flows (unaudited)
             Nine Months Ended September 30, 1996 and 1995                5

             Notes to Consolidated Financial Statements (unaudited)       7


     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          8


Part II.     Other Information


     Item 6. (a) Exhibits                                                17

             (b) Report on Form 8-K                                      17

Signature Page                                                           18

Exhibit Index                                                            19

     (11)  Statement re Computation of Per Share Earnings                20

     (27) Financial Data Schedule (for SEC purposes only, not enclosed herewith)





                                        PART I.  FINANCIAL INFORMATION
                                        ITEM 1 - FINANCIAL STATEMENTS

                                           SYNOVUS FINANCIAL CORP.
                                         CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)

                                                                     September 30,          December 31,
(In thousands, except share and per share data)                          1996                   1995
                                                                     -------------          ------------
ASSETS
Cash and due from banks                                        $        348,734                382,696
Interest earning deposits with banks                                      1,028                  1,093
Federal funds sold                                                        3,712                123,832
Investment securities available for sale                              1,229,339              1,106,298
Investment securities held to maturity                                  357,487                380,918

Loans                                                                 5,955,573              5,526,842
   Less unearned income                                                 (11,894)               (14,812)
   Less reserve for loan losses                                         (92,654)               (81,384)
-------------------------------------------------------------------------------------------------------
      Loans, net                                                      5,851,025              5,430,646
------------------------------------------------------------------------------------------------------

Premises and equipment, net                                             239,920                220,197
Other assets                                                            303,980                281,915
-------------------------------------------------------------------------------------------------------
  Total assets                                                 $      8,335,225              7,927,595
======================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Non-interest bearing                                        $      1,095,550              1,141,716
   Interest bearing                                                   5,781,987              5,586,163
------------------------------------------------------------------------------------------------------
      Total deposits                                                  6,877,537              6,727,879
Federal funds purchased and securities sold under
      agreement to repurchase                                           421,672                229,477
Long-term debt                                                          109,418                106,815
Other liabilities                                                       151,536                142,079
------------------------------------------------------------------------------------------------------
      Total liabilities                                               7,560,163              7,206,250
======================================================================================================
Minority interest in consolidated subsidiary                             31,880                 27,790
Shareholders' equity:
   Common  stock  - $1.00  par  value;  authorized  600,000,000  shares;  issued
      116,391,144 in 1996 and 115,921,043 in 1995; outstanding 116,313,249
      in 1996 and 115,855,148 in 1995                                   116,391                115,921
   Surplus                                                               94,780                 88,381
   Less treasury stock - 77,895 and 65,895 shares in 1996
      and 1995, respectively                                             (1,285)                (1,022)
   Less unamortized restricted stock                                     (5,755)                (2,663)
   Net unrealized gain (loss) on investment securities
      available for sale                                                 (7,364)                 5,774
   Retained earnings                                                    546,415                487,164
------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                        743,182                693,555
------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity               $      8,335,225              7,927,595
======================================================================================================

See accompanying notes to consolidated financial statements.





                                           SYNOVUS FINANCIAL CORP.
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)

                                                               Nine Months Ended       Three Months Ended
                                                                 September 30,            September 30,
                                                                ----------------        ---------------
(In thousands, except per share data)                           1996      1995           1996      1995
                                                                ----------------       ----------------
Interest income:
   Loans, including fees                                 $    417,296    389,321       142,699    134,578
   Investment securities:
      U.S. Treasury and U.S. Government agencies               54,001     43,349        19,005     15,221
      Mortgage-backed securities                               13,651     12,040         4,506      3,906
      State and municipal                                       5,122      5,545         1,614      1,852
      Other investments                                           977      1,018           311        327
   Federal funds sold                                           1,614      3,744           461      1,531
   Interest earning deposits with banks                            39         88            13         28
---------------------------------------------------------------------------------------------------------
      Total interest income                                   492,700    455,105       168,609    157,443
---------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                   199,509    186,054        66,907     66,384
   Federal funds purchased and securities sold under
      agreement to repurchase                                  11,137      9,127         4,554      2,811
   Long-term debt                                               4,606      6,323         1,516      1,986
---------------------------------------------------------------------------------------------------------
      Total interest expense                                  215,252    201,504        72,977     71,181
---------------------------------------------------------------------------------------------------------
      Net interest income                                     277,448    253,601        95,632     86,262
Provision for losses on loans                                  22,677     17,198         8,011      6,214
---------------------------------------------------------------------------------------------------------
      Net interest income after provision
         for losses on loans                                  254,771    236,403        87,621     80,048
---------------------------------------------------------------------------------------------------------
Non-interest income:
   Data processing services                                   214,360    169,113        76,736     62,823
   Service charges on deposit accounts                         38,816     34,414        13,214     11,839
   Fees for trust services                                      8,208      7,036         2,791      2,315
   Credit card fees                                             6,278      5,358         2,466      1,979
   Securities gains (losses), net                                 (36)        --            29         15
   Other operating income                                      41,181     28,370        14,177     10,780
---------------------------------------------------------------------------------------------------------
      Total non-interest income                               308,807    244,291       109,413     89,751
---------------------------------------------------------------------------------------------------------
Non-interest expense:
   Salaries and other personnel expense                       221,892    186,718        74,621     64,498
   Net occupancy and equipment expense                         90,063     74,022        32,138     25,998
   Other operating expenses                                    89,043     89,953        28,017     30,685
   Special FDIC assessment                                      4,546         --         4,546         --
   Minority interest in subsidiary's net income                 4,854      3,498         2,184      1,421
---------------------------------------------------------------------------------------------------------
      Total non-interest expense                              410,398    354,191       141,506    122,602
---------------------------------------------------------------------------------------------------------

      Income before income taxes                              153,180    126,503        55,528     47,197
   Income tax expense                                          55,237     45,554        20,320     16,918
---------------------------------------------------------------------------------------------------------
      Net income <F1>                                    $     97,943     80,949        35,208     30,279
=========================================================================================================

Net income per share <F1>                                $       0.84       0.71          0.30       0.26
=========================================================================================================

Weighted average shares outstanding                           116,066    114,662       116,295    115,398
=========================================================================================================

Dividends declared per share                             $       0.33       0.27          0.11       0.09
=========================================================================================================

<F1>Includes  special FDIC assessment of $2.8 million,  after-tax,  or $.024 per share, for the nine and three months ended September 30, 1996. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

See accompanying notes to consolidated financial statements.




                                           SYNOVUS FINANCIAL CORP.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                            --------------------------
(In thousands)                                                                  1996           1995
                                                                            --------------------------
Operating Activities
   Net Income                                                             $    97,943         80,949
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for losses on loans                                         22,677         17,198
         Depreciation, amortization, and accretion, net                        32,076         29,429
         Deferred income tax expense                                               17            572
         Increase in interest receivable                                       (3,000)        (7,997)
         Increase in interest payable                                           1,549         14,300
         Minority interest in subsidiary's net income                           4,854          3,498
         Increase in mortgage loans held for sale                              (5,601)       (20,849)
         Other, net                                                           (10,462)        (6,769)
-----------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                       140,053        110,331
----------------------------------------------------------------------------------------------------

Investing Activities
   Cash acquired from acquisitions                                              ---            4,431
   Net decrease in interest earning deposits with banks                            65          1,769
   Net decrease in federal funds sold                                         120,120         10,519
   Proceeds from maturities of investment securities available for sale       279,394        107,109
   Proceeds from sales of investment securities available for sale             84,497        111,847
   Purchases of investment securities available for sale                     (509,392)      (238,303)
   Proceeds from maturities of investment securities held to maturity          58,623         45,513
   Purchases of investment securities held to maturity                        (35,673)       (62,266)
   Net increase in loans                                                     (437,455)      (315,109)
   Purchase of premises and equipment                                         (47,103)       (30,460)
   Disposal of premises and equipment                                           1,972            942
   Proceeds from sale of other real estate                                      4,342          7,781
   Additions to internally developed computer software                         (5,601)        (3,992)
-----------------------------------------------------------------------------------------------------
              Net cash used in investing activities                          (486,211)      (360,219)
-----------------------------------------------------------------------------------------------------

Financing Activities
   Net increase (decrease) in demand and savings deposits                      84,877        (25,369)
   Net increase  in certificates of deposit                                    64,781        477,643
   Net increase (decrease) in federal funds purchased and securities
      sold under agreement to repurchase                                      192,195       (193,060)
   Principal repayments on long-term debt                                      (7,397)       (19,200)
   Proceeds from issuance of long-term debt                                    10,000          1,638
   Purchase of treasury stock                                                    (263)        (1,303)
   Dividends paid to shareholders                                             (38,318)       (31,668)
   Proceeds from issuance of common stock                                       6,321          3,257
----------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                       312,196        211,938
----------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                         (33,962)       (37,950)
Cash and cash equivalents at beginning of period                              382,696        344,637
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $   348,734        306,687
====================================================================================================

Continued on next page.





                            SYNOVUS FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)

Supplemental cash flow information:

For the nine months ended September 30, 1996 and 1995, Synovus Financial Corp. (Synovus) paid income taxes of $68.7 million and $48.9 million, and interest of $213.7 million and $187.1 million, respectively.

Supplemental information of noncash investing and financing activities:

Loans of approximately $4.7 million and $5.5 million were foreclosed and transferred to other real estate during the nine months ended September 30, 1996 and 1995, respectively.

Depreciation, amortization, and accretion, net, for the nine months ended September 30, 1996 included amortization of internally developed computer software of $2.5 million. Internally developed computer software had a net carrying value of $28.9 million and $31.4 million at September 30, 1996 and 1995, respectively.

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

Note B - Acquisition

On October 24, 1996, Synovus completed the acquisition of two NationsBank full-service banking centers in Rome, Georgia. Synovus acquired approximately $49 million in deposits and $12 million in loans from the two banking centers. The acquisition was accounted for as a purchase.

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

Note D - Other

Certain amounts in 1995 have been reclassified to conform with the presentation adopted in 1996.





                        ITEM 2 - MANAGEMENT'S DISCUSSION
                      AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Summary

Net income for the nine months ended September 30, 1996, was $97.9 million, up $17.0 million, or 21.0%, from the same period a year ago. Net income per share increased to $.84 in the first nine months of 1996 as compared to $.71 for the same period in 1995. This performance resulted in a return on average assets of 1.62% and a return on average equity of 18.19% for the nine months ended September 30, 1996. This compares to a return on average assets of 1.46% and a return on average equity of 17.27% for the first nine months of 1995.

Net income for the three months ended September 30, 1996, was $35.2 million, up $4.9 million, or 16.3% from the same period a year ago. Net income per share increased to $.30 in the third quarter of 1996 as compared to $.26 for the third quarter of 1995. This performance resulted in a return on average assets of 1.70% and a return on average equity of 19.02% for the three months ended September 30, 1996. This compares to a return on average assets of 1.58% and a return on average equity of 18.32% for the third quarter of 1995.

On September 30, 1996, legislation was approved to recapitalize the Savings Association Insurance Fund. Due to this recapitalization, Synovus will pay a special assessment to the Federal Deposit Insurance Corporation (FDIC) of approximately $2.8 million on an after-tax basis, which represents $.024 per share for the third quarter of 1996. Synovus' consolidated statements of income for the nine and three months ended September 30, 1996, include this special assessment.

The following paragraph discusses the financial results for the nine months ended September 30, 1996, before the FDIC special assessment. Net income for the nine months ended September 30, 1996, was $100.7 million, up $19.8 million, or 24.4%, from the same period a year ago. Net income per share increased to $.87 in the first nine months of 1996 as compared to $.71 for the same period in 1995. This performance resulted in a return on average assets of 1.67% and a return on average equity of 18.71% for the nine months ended September 30, 1996. This compares to a return on average assets of 1.46% and a return on average equity of 17.27% for the first nine months of 1995.

The following paragraph discusses the financial results for the three months ended September 30, 1996, before the FDIC special assessment. Net income for the three months ended September 30, 1996, was $38.0 million, up $7.7 million, or 25.5% from the same period a year ago. Net income per share increased to $.33 in the third quarter of 1996 as compared to $.26 for the third quarter of 1995. This performance resulted in a return on average assets of 1.84% and a return on average equity of 20.53% for the three months ended September 30, 1996. This compares to a return on average assets of 1.58% and a return on average equity of 18.32% for the third quarter of 1995.

On March 11, 1996, Synovus declared a three-for-two stock split which was effected on April 8, 1996 in the form of a 50% stock dividend. All share, per share data, and shareholders' equity account balances for all periods presented in the accompanying consolidated financial statements have been restated to give effect to the stock split.

Balance Sheet

During the first nine months of 1996, total assets increased $407.6 million, or 5.1%, compared to December 31, 1995. Net loans increased $420.4 million, or 7.7%, and investment securities increased $99.6 million, or 6.7%. Providing the necessary funding for the balance sheet growth during the first half of 1996, Synovus' deposit base grew $149.7 million, or 2.2%, and net federal funds purchased increased $312.3 million.

Loans

Synovus continues to increase its loan portfolio through a constant focus on meeting the needs of customers in the markets served while maintaining adherence to sound lending practices. As a result of this continued focus, loans have continued to grow throughout Synovus' affiliate markets, with the most significant growth at four affiliates headquartered in Columbia, South Carolina; Columbus, Georgia; Birmingham, Alabama; and Valparaiso, Florida. These four banks experienced significant loan growth of $111.5 million, $94.6 million, $57.1 million, and $34.9 million, respectively, during the nine months ended September 30, 1996. Indicative of the economic growth within the communities Synovus serves, loan growth resulted from increases during the first nine months of 1996 in all loan categories as detailed below. In addition, during April of 1996, Synovus' lead bank, Columbus Bank and Trust Company, purchased $34 million in credit card loans.

                                               September 30,       December 31,
                                                    1996                1995
                                               -------------       ------------
(In thousands)
Commercial:
Commercial, financial, and agricultural      $    1,999,123          1,931,004
Real estate-construction                            603,534            578,712
Real estate-mortgage                              1,335,240          1,160,089
--------------------------------------------------------------------------------
      Total commercial                            3,937,897          3,669,805
--------------------------------------------------------------------------------
Retail:
Real estate-mortgage                                837,172            824,998
Credit card                                         271,599            222,204
Installment-other                                   878,481            784,972
Mortgage loans held for sale                         30,424             24,863
--------------------------------------------------------------------------------
      Total retail                                2,017,676          1,857,037
--------------------------------------------------------------------------------
            Total loans                           5,955,573          5,526,842
Unearned income                                     (11,894)           (14,812)
--------------------------------------------------------------------------------
            Total loans, net of unearned income $ 5,943,679          5,512,030
================================================================================

Asset Quality

Synovus continues to underwrite loans that provide further diversification within the loan portfolios of the markets served while emphasizing customer relationships in small and middle market businesses. Commercial credits are routinely monitored for cash flows, liquidity, financial condition, and collateral adequacy. Management continues to focus on maintaining a high quality loan portfolio by knowing the markets served, as well as the individual borrowers, and continuing emphasis on loan officer training. As measured by general asset quality indicators, Synovus' asset quality remains strong. During the first nine months of 1996, nonperforming assets, consisting of nonaccrual loans, restructured loans, and other real estate, decreased $.2 million, while net loans increased $420.4 million. Synovus' nonperforming assets ratio was .59% as of September 30, 1996, which has improved five basis points from December 31, 1995.

The reserve for loan losses is maintained, through periodic additions to the reserve, at an appropriate level based on management's analysis of the potential risk inherent within the loan portfolio. When determining the amount of loan loss provision, several relevant factors are considered. These relevant factors include the level of nonperforming loans, impaired loan balances, historical loan loss experience, the amount of loan losses charged against the reserve in the given period, and the current and anticipated economic conditions. Synovus' reserve for loan losses increased $11.3 million, or 13.8%, from $81.4 million at December 31, 1995 to $92.7 million at September 30, 1996.

Loans 90 days past due and still accruing decreased $.5 million, or 4.3%, since December 31, 1995. Management believes that the value of the underlying collateral securing commercial loans is sufficient to cover the principal and interest payments on these loans and management does not expect a material increase in nonperforming assets in future periods as a result of the resolution of these delinquencies. Synovus, as well as the overall industry, has experienced an increase in credit card and installment loan past dues; however, management does not consider these trends to be significant to the overall credit quality of Synovus. Management continues to resolve these past dues either through collection or charge-off. After consideration of the current trend issues described above, with respect to both Synovus and the banking industry as a whole, management believes that the reserve for loan losses adequately reflects the reserves needed for any charge-offs related to the resolution of these loans.

The reserve to nonperforming loans and loans 90 days past due and still accruing was 276.5% at September 30, 1996, compared to 235.1% at year-end 1995. Management continues to focus on asset quality with an emphasis on proactive management of problem assets, early detection of potential problem assets, and timely charge-offs.

                                                 September 30,   December 31,
(In thousands)                                       1996            1995
                                                 -------------    --------------
Nonperforming loans                              $  22,580          23,202
Other real estate                                   12,477          12,071
--------------------------------------------------------------------------------
Nonperforming assets                             $  35,057          35,273
================================================================================

Loans 90 days past due and still accruing        $  10,931          11,417
================================================================================
Reserve for loan losses                          $  92,654          81,384
================================================================================
Reserve for loan losses as a % of loans               1.56%           1.48
================================================================================

As a % of loans and other real estate:
Nonperforming loans                                   0.38%           0.42
Other real estate                                     0.21            0.22
--------------------------------------------------------------------------------
Nonperforming assets                                  0.59%           0.64
================================================================================

Reserve to nonperforming loans                      410.33%         350.76
================================================================================

Capital Resources and Liquidity

Synovus continues to maintain its capital at levels which exceed the minimum regulatory guidelines. Additionally, based on internal calculations and previous regulatory exams, each of Synovus' subsidiary banks is currently in compliance with regulatory capital and liquidity guidelines. Synovus' total risk-based capital was $827.5 million at September 30, 1996, compared to $751.4 million at December 31, 1995. The ratio of total risk-based capital to risk-weighted assets was 12.70% at September 30, 1996 compared to 12.57% at December 31, 1995.
Synovus' leverage ratio at the end of the third quarter of 1996 was 9.07% compared to 8.71% at the end of 1995. Synovus' equity-to-assets ratio increased seventeen basis points to 8.92% at September 30, 1996, when compared to year-end 1995.

Internal capital generation continues to support asset growth, as reflected in the third quarter 1996 equity-to-asset ratio exclusive of unrealized gain (loss) on investment securities available for sale of 9.00%, compared to 8.69% at year-end 1995.

Synovus' liquidity position and sources of funds have improved since December 31, 1995, due to an increase in liquid assets, primarily investment securities, and a reduction in pledging requirements. Synovus' maturity mix of investment securities and loan portfolios have not changed significantly during the first nine months of 1996.

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

The consolidated statements of cash flows detail Synovus' cash flows from operating, investing, and financing activities. Operating activities provided net cash of $140.1 million during the first nine months of 1996, while $312.2 million was provided by financing activities. Investing activities utilized $486.2 million of this amount, resulting in a decrease in cash and cash equivalents of $34.0 million.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the first nine months of 1996 were $8.1 billion, up 8.9% over the first nine months of 1995 average of $7.4 billion. Average earning assets were up 8.9% in the first nine months of 1996 over the same period a year ago and represented 91% of average total assets. When compared to the same period last year, average deposits and average shareholders' equity increased $500.7 million and $92.5 million, respectively. This growth provided the funding for the $432.3 million growth in average net loans, along with a $203.5 million increase in average investment securities.

Net interest income was $277.4 million for the nine months ended September 30, 1996, up $23.8 million, or 9.4%, over the $253.6 million reported in the nine months ended September 30, 1995. Net interest income, on a tax-equivalent basis, for the first nine months of 1996 increased $23.4 million, or 9.1%, over the same period in 1995.

Net interest income was $95.6 million for the third quarter of 1996, up $9.4 million, or 10.9%, over the $86.3 million reported for the third quarter of 1995. Net interest income, on a tax-equivalent basis, for the third quarter of 1996 increased $9.2 million, or 10.5%, over the third quarter of 1995.

The year-to-date net interest margin was 5.18%, up two basis points from the same period last year. This increase resulted from an eight basis point decrease in the effective cost of interest bearing liabilities, offset by a six basis point decrease in the yield on interest earning assets. The decrease in the effective cost of interest bearing liabilities was primarily due to promotional certificates of deposit maturing and being reinvested in lower yield deposit instruments and a $94.3 million, or 9.7%, increase in non-interest bearing deposits. Approximately half of the loan portfolio floats with changes in the prime rate. The average prime rate decreased 58 basis points from the first nine months of 1995 to the first nine months of 1996. The negative impact of this decrease was mitigated by reinvesting matured securities into higher earning investments, improvement in loan fee income, and fundamental loan growth in the current year.

The tax-equivalent adjustment required to make yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% federal income tax rate in both 1996 and 1995.

                                           Nine Months Ended    Three Months Ended
                                             September 30,          September 30,
                                        --------------------    -----------------
(In thousands)                               1996      1995        1996     1995
                                        ----------   -------     --------  ------
Interest income                         $  492,700   455,105     168,609   157,443
Taxable-equivalent adjustment                3,732     4,148       1,186     1,372
----------------------------------------------------------------------------------
Interest income, taxable-equivalent        496,432   459,253     169,795   158,815
Interest expense                           215,252   201,504      72,977    71,181
----------------------------------------------------------------------------------
Net interest income, taxable-equivalent $  281,180   257,749      96,818    87,634
==================================================================================

Provision for Loan Losses

During the first nine months of 1996, the provision for loan losses increased $5.5 million, or 31.9%, over the same period in 1995. The increase in the provision was necessary primarily to maintain the level of loan loss reserve coverage of outstanding loans, due to strong growth in the loan portfolio, which included the purchase of $34 million in credit card loans during April of 1996. The reserve to net loans ratio as of September 30, 1996, was 1.56%, compared to 1.54% as of September 30, 1995 and 1.48% as of December 31, 1995. Additionally, net charge-offs, primarily in credit card and installment loans, grew somewhat during the first nine months of 1996. Net charge-offs to average loans for the nine months ended September 30, 1996, were .27% compared to .23% during the first nine months of 1995. The amount of net charge-offs during the first nine months of 1996 was $11.4 million compared to $9.2 million during the first nine months of 1995. Management continues to focus on early detection of problem loans and timely resolution of those identified loans.

During the third quarter of 1996, the provision for loan losses increased $1.8 million, or 28.9%, over the same period in 1995. Net charge-offs to average loans for the quarter ended September 30, 1996, were .23% compared to .34% during the third quarter of 1995.

Non-Interest Income

Total non-interest income during the first nine months of 1996 increased $64.5 million, or 26.4%, over the same period in 1995. This increase in non-interest income resulted primarily from higher data processing revenues, which increased $45.2 million, or 26.8%, during the nine months ended September 30, 1996, over the same period in 1995. Other increases in non-interest income during the period include a $4.4 million, or 12.8%, increase in service charges on deposit accounts, principally due to increased volume and fee structures on deposit accounts. The increase in other operating income, of $12.8 million, was primarily due to increases in revenues from mortgage banking and related servicing fees, specialty printing services revenue, and income from Total System Services, Inc. (TSYS) joint ventures. TSYS is a majority-owned, publicly traded subsidiary of Synovus.

Total non-interest income during the quarter ended September 30, 1996, increased $19.7 million, or 21.9%, over the third quarter of 1995, for primarily the same reasons as indicated above.

Data processing services revenue is derived principally from the servicing of individual bankcard accounts for the card issuing customers of TSYS. TSYS' revenues from bankcard data processing services increased $44.9 million, or 28.8%, in the first nine months of 1996, compared to the first nine months of 1995. Comparing the third quarter of 1996 to the third quarter of 1995, revenue from bankcard data processing services increased $14.0 million, or 24.1%.
Increased revenues from bankcard data processing are attributable to the conversion of cardholder accounts of new customers and growth in the card portfolios of existing customers. Increases in the volume of authorizations and transactions associated with the additional cardholder accounts, as well as growth in new services offered, also contributed to the increased revenues.

A significant amount of TSYS' revenues is derived from certain major customers who are processed under long-term contracts. For the three and nine months ended September 30, 1996, two customers accounted for approximately 29% and 30% of TSYS' total revenues, respectively. As a result, the loss of one of TSYS' major customers could have a material adverse effect on TSYS' results of operations. The impact of these two customers on Synovus' revenues was approximately 11% for the three and nine months ended September 30, 1996.

TSYS has had two successful conversions of certain Bank of America cardholder accounts to TS2. Conversions to TS2 of remaining portions of Bank of America's cardholder accounts are currently expected to continue into 1997. Management believes all of Bank of America's cardholder accounts will be successfully converted to TS2.

During the second quarter, TSYS and Bank of America amended their processing agreement to, among other things, eliminate the financial penalties and termination rights associated with prior conversion delays. The conversion and processing of Bank of America's cardholder accounts is not expected to have a material impact on TSYS' 1996 financial condition or results of operations.

Non-Interest Expense

Total non-interest expense for the nine months ended September 30, 1996, increased $56.2 million, or 15.9%, over the same period in 1995. Total non-interest expense for the third quarter of 1996 increased $18.9 million, or 15.4%, over the third quarter of 1995. Management analyzes non-interest expense in two separate components: banking operations and TSYS. The following table summarizes this data for the first nine months of 1996 and 1995.

                                                        1996                 1995
                                                --------------------   ---------------
(In thousands)                                    Banking    TSYS      Banking    TSYS
                                               ----------   -------    --------  ------
Salaries and other personnel expenses          $  130,027   91,865     118,298   68,420
Net occupancy and equipment expense                28,902   61,161      26,075   47,947
Other operating expenses                           48,764   40,279      56,229   33,724
Special FDIC assessment                             4,546      ---         ---      ---
Minority interest in subsidiary's net income        4,854      ---       3,498      ---
---------------------------------------------------------------------------------------
Total non-interest expense                      $ 217,093   193,305   204,100   150,091
=======================================================================================

In the first nine months of 1996, non-interest expense for Synovus' banking operations increased $13.0 million, or 6.4%, compared to the first nine months of 1995. During the third quarter of 1996, non-interest expense for Synovus' banking operations increased $8.7 million, or 12.9%, compared to the third quarter of 1995. This increase is mainly attributable to a special assessment of approximately $2.8 million, after-tax, imposed by the FDIC to recapitalize the Savings Association Insurance Fund. Additional reasons for the increased expenses relate primarily to normal salary increases and additional employees. The number of employees related to Synovus' banking operations as of September 30, 1996, increased to 4,219 compared to 4,094 as of September 30, 1995.

Year-to-date non-interest expense for Synovus' banking operations, before the special assessment, was $212.5 million up $8.4 million or 4.1%. Non-interest expense for the quarter, before the special assessment, was $71.4 million up $4.1 million or 6.2%.

Non-interest expense related to TSYS increased 18.4% and 28.8% for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. Increases in expenses are reflected in most categories and are attributable to the addition of personnel and equipment; the cost of materials associated with the services provided by all of TSYS' companies, particularly the supplies related to processing the increased number of accounts; and certain processing provisions and expenses associated with the conversion of customers to TS2.

Income Tax Expense

Income tax expense for the nine months ended September 30, 1996, was $55.2 million compared to $45.6 million for the same period a year ago. Income tax expense for the third quarter of 1996 was $20.3 million compared to $16.9 million in the third quarter of 1995. The effective tax rate for the first nine months of 1996 and 1995 was 36.1% and 36.0%, respectively.

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





                          PART II - OTHER INFORMATION
                    ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

(a)   Exhibits

      (11)  Statement re Computation of Per Share Earnings

      (27) Financial Data Schedule (for SEC purposes only, not enclosed herewith)

(b)  Report on Form 8-K

     No report on Form 8-K was filed during or subsequent to the third quarter of 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SYNOVUS FINANCIAL CORP.


Date:  November 13, 1996                 BY: /s/ Stephen L. Burts, Jr.
                                         Stephen L. Burts, Jr.
                                         President and Chief Financial Officer





                               INDEX TO EXHIBITS



                                                               Sequentially
Exhibit Number          Description                            Numbered Page

     11                 Statement re Computation of                 20
                        Per Share Earnings.

     27                 Financial Data Schedule
                        (for SEC purposes only, not
                        enclosed herewith)