Form 10-K
period 1996-12-31
SYNOVUS FINANCIAL CORP
filed 1997-03-06
CIK 18349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 1996 or
                                                ----
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________

Commission file number              1-10312

                             SYNOVUS FINANCIAL CORP.
             (Exact Name of Registrant as specified in its charter)

     Georgia                                                         58-1134883
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

One Arsenal Place, 901 Front Avenue
Suite 301, Columbus, Georgia                                      31901
(Address of principal executive offices)                         (Zip Code)
(Registrant's telephone number, including area code)             (706) 649-2387

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock, $1.00 Par Value                  New York Stock Exchange
Common Stock Purchase Rights                   New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                  YES    X                             NO
                      -----                              ---------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 12, 1997, 116,369,039 shares of the $1.00 par value common stock of Synovus Financial Corp. were outstanding, and the aggregate market value of the shares of $1.00 par value common stock of Synovus Financial Corp. held by non-affiliates was approximately $2,681,624,314 (based upon the closing per share price of such stock on said date).

     Portions of the 1996 Annual Report to Shareholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of Registrant dated March 7, 1997 are incorporated in Part III of this report.

                Registrant's Documents Incorporated by Reference

                                                   Part Number and Item
Document Incorporated                              Number of Form 10-K Into
by Reference                                       Which Incorporated
-----------------------                            ----------------------------
Pages F-10, F-21 through                           Part I, Item 1, Business
F-27, and F-30 through F-51
of Registrant's 1996 Annual Report
to Shareholders

Pages F-16, and F-21 through F-23                  Part I, Item 2, Properties
of Registrant's 1996 Annual Report to
Shareholders

Pages F-21 through F 23 of                         Part I, Item 3, Legal
Registrant's 1996 Annual Report                    Proceedings
to Shareholders

Pages F-47 through F-49                            Part II, Item 5, Market
of Registrant's 1996 Annual                        for Registrant's Common
Report to Shareholders                             Equity and Related
                                                   Stockholder Matters

Page F-30 of Registrant's                          Part II, Item 6,
1996 Annual Report to                              Selected
Shareholders                                       Financial Data

Pages F-30 through F-50                            Part II, Item 7,
of Registrant's                                    Management's Discussion
1996 Annual Report to                              and Analysis of Financial
Shareholders                                       Condition and Results of
                                                   Operations

Pages F-2 through F-28, and F-51                   Part II, Item 8,
of Registrant's 1996                               Financial Statements and
Annual Report to Shareholders                      Supplementary Data

Pages 3 through 6, 9 and 10,                       Part III,  Item 10,
and 25 of  Registrant's  Proxy                     Directors and Executive
Statement in connection with                       Officers of the Registrant
its Annual Shareholders' Meeting
to be held April 17, 1997

Pages 10 through 14, and                           Part III, Item 11,
17 through 19 of Registrant's  Proxy               Executive  Compensation
Statement in connection  with its Annual
Shareholders' Meeting
to be held April 17, 1997

Pages 6 through 8, and 20 through                  Part III,  Item 12,
23 of  Registrant's  Proxy Statement               Security Ownership of
in connection with its Annual                      Certain Beneficial
Shareholders' Meeting to be held                   Owners and Management
April 17, 1997

Pages 17 through  19, 22, 24, and 25               Part III,  Item 13,
of  Registrant's  Proxy Statement in               Certain Relationships
connection with its Annual Shareholders'           and Related Transactions
Meeting to be held April 17, 1997

Pages F-2 through F-28                             Part IV, Item 14,
of Registrant's 1996                               Exhibits, Financial Statement
Annual Report to Shareholders                      Schedules and Reports on
                                                   Form 8-K

                                Table of Contents

Item No.                   Caption                                      Page No.
-------                    --------                                     --------
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

         12.      Security Ownership of Certain
                    Beneficial Owners and Management

         13.      Certain Relationships and Related
                    Transactions

Part IV

         14.      Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K

Item 1.  Business.

Business and Business Segments.

     Synovus Financial Corp.(R) ("Synovus(R)") is an $8.6 billion asset multi-financial services company which is a registered bank holding company as defined under federal law in the bank Holding Company Act of 1956, as amended (the "BHCA"), and under the bank holding company laws of the State of Georgia
(the "Georgia Act"). As a bank holding company, Synovus is subject to supervision and regulation by the Board of Governors of the Federal Reserve System ("Board") and the Department of Banking and Finance of the State of Georgia ("Georgia Banking Department"). Synovus conducts a broad range of financial services through its banking and bank-related subsidiaries and affiliates.

     Synovus is engaged in two principal business segments: banking (which encompasses commercial banking, trust services, mortgage banking, credit card banking and certain securities brokerage operations), and bankcard data processing. While each of these activities is directly related to the provision of financial services, their separation for financial reporting purposes is appropriate under Statement of Financial Accounting Standards No. 14 and the rules of the Securities and Exchange Commission ("SEC"). See Note 12 of Notes to Consolidated Financial Statements on page F-23 of Synovus' 1996 Annual Report to Shareholders which is specifically incorporated herein by reference.

Banking and Bank-Related Subsidiaries and Services.

     Synovus currently has thirty-four wholly owned first and second tier commercial banking subsidiaries located in four states. Of the 34 bank subsidiaries, 21 are located in Georgia with approximately $5 billion in assets, seven are located in Alabama with approximately $1.8 billion in assets, five are located in Florida with approximately $603 million in assets and one is located in South Carolina with approximately $1.3 billion in assets. Synovus' commercial banking subsidiaries are hereinafter sometimes collectively referred to as the "Banks."

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

Bankcard Data Processing and Other Affiliates and Services.

     Business. Established in 1983 as an outgrowth of an on-line accounting and bankcard data processing system developed for Synovus' wholly owned subsidiary, Columbus Bank and Trust Company(R) ("CB&T(R)"), Total System Services, Inc.(sm) ("TSYS(R)") is now one of the world's largest credit, debit, commercial and private-label card processing companies. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol "TOTAL SYSTEM SERVICES, INC.," TSYS provides a comprehensive on-line system of data processing services marketed as THE TOTAL SYSTEM(sm), servicing issuing institutions throughout the United States, Puerto Rico, Canada and Mexico, representing more than 79 million cardholder accounts. TSYS provides card production, domestic and international clearing, statement preparation, customer service support, merchant accounting, and management support. Synovus owns 80.7 percent of TSYS.

     TSYS has four wholly owned subsidiaries: (1) Columbus Depot Equipment Company(sm) ("CDEC(sm)"), which sells and leases computer related equipment associated with TSYS' bankcard data processing services and Bank data processing services provided by an affiliate; (2) Mailtek, Inc.(sm) ("Mailtek"), which provides full-service direct mail production services and offers data processing, list management, laser printing, computer output microfiche, card embossing, encoding and mailing services; (3) Lincoln Marketing, Inc.(sm)
("LMI"), which provides correspondence, fulfillment, telemarketing, data processing and mailing services; and (4) Columbus Productions, Inc.(sm) ("CPI"), which provides full-service commercial printing and related services. TSYS also holds a 49% equity interest in a joint venture company named Total System Services de Mexico, S.A. de C.V., which provides credit card related processing services to Mexican banks, and a 50% interest in Vital Processing Services
L.L.C., a joint venture with Visa U.S.A. that combines the front-end authorization and back-end accounting and settlement processing of merchants.

     Service Marks. TSYS owns a family of service marks containing the name Total System, and the federally registered service marks TSYS and TS2, to which TSYS believes strong customer identification attaches. TSYS also owns service marks associated with its subsidiaries. Management does not believe the loss of such marks would have a material impact on the business of TSYS.

     Major Customers. A significant amount of TSYS' revenues are derived from certain major customers who are processed under long-term contracts. For the year ended December 31, 1996, AT&T Universal Card Services Corp. and NationsBank accounted for 17.6% and 11.9%, respectively, of TSYS' total revenues. As a result, the loss of one of TSYS' major customers could have a material adverse effect on TSYS' results of operations.

     See "Non-Interest Income" under the "Financial Review" Section on pages F-34 and F-35, "Non-Interest Expense" under the "Financial Review" Section on pages F-35 and F-36, and Note 10 of Notes to Consolidated Financial Statements on pages F-21 through F-23 of Synovus' 1996 Annual Report to Shareholders which are specifically incorporated herein by reference.

Acquisitions Consummated During 1996.

     See Note 1 of Notes to Consolidated Financial Statements on page F-10 and "Acquisitions" under the "Financial Review" Section on page F-31 of Synovus' 1996 Annual Report to Shareholders which are specifically incorporated herein by reference for a detailed description of the acquisitions consummated by Synovus during 1996.

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

     The BHCA and the Georgia Act require each bank holding company to obtain the prior approval of the Board and the Georgia Banking Department before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank, if, after such acquisition, such bank holding company will, directly or indirectly, own or control more than 5% of the voting shares of such bank;
(ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; or (iii) it may merge or consolidate with any other bank holding company. In addition, under the Georgia Act, it is unlawful for any bank holding company to acquire, direct or indirect, ownership or control of more than 5% of the voting shares of any presently operating bank, unless such bank has been in existence and continuously operating as a bank for a period of five years or more prior to the date of making application to the Georgia Banking Department for approval of said acquisition.

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

     The Board has issued guidelines for the implementation of risk-based capital requirements by U.S. banks and Bank holding companies. See "Capital Resources and Dividends" under the "Financial Review" Section on pages F-47 through F-49 and Note 13 of Notes to Consolidated Financial Statements on pages F-24 through F-27 of Synovus' 1996 Annual Report to Shareholders which are specifically incorporated herein by reference.

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

     As a result of the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with: (i) the default of a commonly controlled FDIC insured depository institution; or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. All of Synovus' subsidiary banks are FDIC insured depository institutions within the meaning of FIRREA.

     The principal source of funds for the payment of dividends by Synovus is dividends paid to it by its subsidiary banks. Various federal and state statutory provisions limit the assessment of dividends that may be paid to Synovus by its subsidiary banks. See "Parent Company" under the "Financial Review" Section on page F-50, and Note 13 of Notes to Consolidated Financial Statements on pages F-24 through F-27 of Synovus' 1996 Annual Report to Shareholders which are specifically incorporated herein by reference.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the various federal banking regulatory agencies to issue regulations on a broad range of issues including capital standards, non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation, additional disclosure regarding loans and deposits to enhance consumer protection, limits on state Bank powers, audit requirements and examination requirements. Various federal regulatory agencies have adopted regulations which, among other matters, implement provisions of FDICIA that require or permit the respective federal regulatory agencies to take specific supervisory actions when FDIC-insured institutions come within one of five specific capital categories. The five capital categories are designated as (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized and (5) critically undercapitalized. FDICIA defines well capitalized banks or bank holding companies as entities having a total risk-based capital ratio of 10% or higher, a Tier 1 risk-based capital ratio of 6% or higher and a leverage ratio of 5% or higher. At December 31, 1996 Synovus and its significant bank subsidiaries had adequate capital to be classified as well capitalized institutions under the FDICIA regulations. See Note 13 of Notes to Consolidated Financial Statements on pages F-24 through F-27 of Synovus' 1996 Annual Report to Shareholders which is specifically incorporated herein by reference.

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

     The Georgia Banking Department, Florida Banking Department, Alabama Banking Department, OCC and the FDIC regulate all areas of the Banks' banking and trust operations,including, where appropriate,reserves,investments,loans, mergers, the issuance of securities, payment of dividends, interest rates, extension of credit to officers and directors, establishment of branches, maintenance of capital and other aspects of their operations.

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

Employees.

     During 1996, the average number of employees of Synovus was 6,695, which number includes 2,498 persons who are employees of TSYS.

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

     In the offering of fiduciary services, the Banks and Synovus Trust Company, a wholly owned subsidiary of CB&T, compete with commercial banks and savings institutions having trust powers, trust companies, and investment advisory and brokerage firms and other individuals and firms that offer fiduciary, escrow, or corporate trust services.
                                        6

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

Selected Statistical Information.

     The "Financial Review" Section, which is set forth on pages F-30 through F-51 of Synovus' 1996 Annual Report to Shareholders, which includes the information encompassed within "Selected Statistical Information", is specifically incorporated herein by reference.

Item 2.  Properties.

     Synovus and its subsidiaries own, in some cases subject to mortgages or other security interests, or lease all of the real property and/or buildings on which it is located. All of such buildings are in a good state of repair and are appropriately designed for the purposes for which they are used.

     See Note 6 and Note 10 of Notes to Consolidated Financial Statements on page F-16, and pages F-21 through F-23, of Synovus' 1996 Annual Report to Shareholders which are specifically incorporated herein by reference.

     CB&T occupies an approximately 225,000 square foot building known as the Uptown Center in Columbus, Georgia which provides office space for most of its operations.

     TSYS occupies a 252,000 square foot production center which is located on a
40.4 acre tract of land in north Columbus, Georgia. Primarily a production center, this facility houses TSYS' primary data processing computer operations, statement preparation, mail handling, microfiche production and purchasing, as well as other related operations. Additional space will be added to this facility in 1997 to house TSYS' card production services.

     During 1995, TSYS purchased a 110,000 square foot building on a 23 acre site in Columbus, Georgia to accommodate current and future space needs.

     On March 7, 1996, TSYS announced its plans to purchase approximately 50 acres in downtown Columbus, Georgia, on which it will begin building a campus-like complex for its corporate headquarters in 1997.

Item 3.  Legal Proceedings.

     See Note 10 of Notes to  Consolidated  Financial  Statements  on pages F-21
through  F-23  of  Synovus'  1996  Annual  Report  to   Shareholders   which  is
specifically incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     Shares of common stock of Synovus are traded on the New York Stock Exchange under the symbol "SNV." See "Capital Resources and Dividends" under the "Financial Review" Section which is set forth on pages F-47 through F-49 of Synovus' 1996 Annual Report to Shareholders which is specifically incorporated herein by reference.

     On October 31, 1994, Synovus issued 823,319 shares of its $1.00 par value common stock to the shareholders of State Bancshares, Inc., the parent company of the $62 million asset Coffee County Bank, in exchange for all 53,000 of the issued and outstanding shares of $.10 par value common stock of State Bancshares, Inc. The securities were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 as they were issued to a limited number of persons. The securities were subsequently registered with a Form S-3 Registration Statement on November 21, 1994.

Item 6.  Selected Financial Data.

     See "Five Year Selected Financial Data" under the "Financial Review" Section which is set forth on page F-30 of Synovus' 1996 Annual Report to Shareholders which is specifically incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The "Financial Review" Section which is set forth on pages F-30 through F-50 of Synovus' 1996 Annual Report to Shareholders, which includes the information encompassed by "Management's Discussion and Analysis of Financial Condition and Results of Operations", is specifically incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     The "Summary of Quarterly Financial Data" Section which is set forth on page F- 51, and the "Consolidated Statements of Condition, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders' Equity, Consolidated Statements of Cash Flows, Summary of Significant Accounting Policies, Notes to Consolidated Financial Statements and Independent Auditors' Report" Sections which are set forth on pages F-2 through F-28 of Synovus' 1996 Annual Report to Shareholders are specifically incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 10.  Directors and Executive Officers of the Registrant.

     The "ELECTION OF DIRECTORS - Information Concerning Directors and Nominees" Section which is set forth on pages 3 and 4, the "ELECTION OF DIRECTORS -Information Concerning Directors and Nominees for Class III Directors General Information" Section which is set forth on pages 4 through 6, the "ELECTION OF DIRECTORS - Executive Officers" Section which is set forth on pages 9 and 10, and the "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE SECTION" which is set forth on page 25 of Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 17, 1997 are specifically incorporated herein by reference.

Item 11.  Executive Compensation.

     The "EXECUTIVE COMPENSATION - Summary Compensation Table; Stock Option Exercises and Grants; Compensation of Directors; Employment Contracts and Change in Control Arrangements; and Compensation Committee Interlocks and Insider Participation" Sections which are set forth on pages 10 through 14 and pages 17 through 19 of Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 17, 1997 are specifically incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The "ELECTION OF DIRECTORS - Information Concerning Directors and Nominees for Class III Directors - Synovus Common Stock Ownership of Directors and
Management" Section which is set forth on pages 6 through 8, the "PRINCIPAL SHAREHOLDERS" Section which is set forth on pages 20 and 21, and the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - TSYS Common Stock Ownership of Directors and Management" Section which is set forth on pages 22 and 23 of Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 17, 1997 are specifically incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The "EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider Participation Section" which is set forth on pages 17 through 19, "EXECUTIVE COMPENSATION" -Transactions with Management" Section which is set forth on page 19, the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - Beneficial Ownership of TSYS Common Stock by Columbus Bank" Section which is set forth on page 22, the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - Interlocking Directorates of Synovus, Columbus Bank and TSYS" Section which is set forth on page 22, and the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - Transactions and Agreements Between Synovus, Columbus Bank, TSYS and Certain of Synovus' Subsidiaries" Section which is set forth on pages 24 and 25 of Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 17, 1997 are specifically incorporated herein by reference.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)      1.       Financial Statements

                           The following Consolidated Financial Statements of Synovus Financial Corp. and its subsidiaries are specifically incorporated by reference from pages F-2 through F-28 of Synovus' 1996 Annual Report to Shareholders, in response to Item 8, Part II, Financial Statements and Supplementary Data.

                           Consolidated Statements of Condition - December 31, 1996 and 1995

                           Consolidated Statements of Income - Years Ended December 31, 1996, 1995 and 1994

                           Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 31,1996, 1995 and 1994

                           Consolidated  Statements  of  Cash  Flows  -
                           Years Ended December 31, 1996, 1995 and 1994

                           Summary of Significant Accounting Policies -
                           December 31, 1996, 1995 and 1994

                           Notes to Consolidated Financial Statements -
                           December 31, 1996, 1995 and 1994

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

                           10.5 1989 Stock Option Plan of Synovus incorporated by reference to Exhibit "A" of Synovus' Registration Statement on Form S-8 filed with the Commission on July 23, 1990 (File No.33-35926), which Option Plan was amended on March 16, 1992 to eliminate the stock appreciation rights feature of the outstanding options under the Plan and reduce the exercise price from $16 5/8 per share to $9.70 per share.

                           10.6 Employment Agreements of John T. Oliver, Jr. and Richard E. Anthony with Synovus and Consulting Agreement of H. Lynn Page with Synovus incorporated by reference to
                                     Exhibit   10.6  of  Synovus'  Annual Report
                                     on  Form  10-K  for  the  fiscal year ended
                                     December  31,  1992,  as   filed  with  the
                                     Commission on March 29, 1993.

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

                           10.17 Employment Agreement of Robert V. Royall, Jr. and Employment and Retirement Agreements of William L. Pherigo incorporated by reference to Exhibit 10.17 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on March 25, 1996.

                           10.18 Synovus Financial Corp. Executive Bonus Plan incorporated by reference to Exhibit
                                    10.18 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on March 25, 1996.

                           10.19 Change of Control Agreements incorporated by reference to Exhibit 10.19 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on March 25, 1996.

                           10.20    Consulting Agreement of Joe E. Beverly.

                           11.1 Statement of Computation of Net Income Per Common Share.

                           13.1 Certain specified pages of Synovus' 1996 Annual Report to Shareholders which are specifically incorporated herein by reference.

                           20.1 Proxy Statement, for the Annual Meeting of Shareholders of Synovus to be held on April 17, 1997,
                                    certain    specified    pages   of     which
                                    are  specifically  incorporated   herein  by
                                    reference.

                           21.1     Subsidiaries of Synovus Financial Corp.

                           23.1     Independent Auditors' Consents.

                           24.1     Powers  of   Attorney   contained   on   the
                                    signature pages of the 1996 Annual Report on Form 10-K.

                           27.1     Financial Data Schedule (for SEC use only).

                           99.1 Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 1996 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

                           99.2 Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 1996 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

         Synovus agrees to furnish the Commission, upon request, a copy of each instrument with respect to issues of long-term debt. The principal amount of any individual instrument, which has not been previously filed, does not exceed ten percent of the total assets of Synovus and its subsidiaries on a consolidated basis.

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SYNOVUS FINANCIAL CORP.
                                            (Registrant)

March 5, 1997                      By:/s/James H. Blanchard
                                      ---------------------
                                       James H. Blanchard,
                                       Chairman of the Board and
                                       Principal Executive Officer


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


/s/William B. Turner                                        Date: March 5, 1997
------------------------------------
William B. Turner,
Director and Chairman of
the Executive Committee


/s/James H. Blanchard                                       Date: March 5, 1997
-----------------------------------
James H. Blanchard,
Chairman of the Board and
Principal Executive Officer

/s/John T. Oliver, Jr.                                      Date: March 5, 1997
------------------------------
John T. Oliver, Jr.,
Director and Vice Chairman
of the Executive Committee


/s/James D. Yancey                                          Date: March 5, 1997
------------------------------
James D. Yancey,
Vice Chairman of the Board


/s/Richard E. Anthony                                       Date: March 5, 1997
-----------------------------
Richard E. Anthony,
Vice Chairman of the Board


/s/Walter M. Deriso, Jr.                                    Date: March 5, 1997
-----------------------------
Walter M. Deriso, Jr.,
Vice Chairman of the Board


/s/Stephen L. Burts, Jr.                                    Date: March 5, 1997
----------------------------
Stephen L. Burts, Jr.,
President


/s/G. Sanders Griffith, III                                 Date: March 5, 1997
-----------------------------
G. Sanders Griffith, III,
Senior Executive Vice President,
General Counsel and Secretary


/s/Thomas J. Prescott                                       Date: March 5, 1997
------------------------------
Thomas J. Prescott,
Executive Vice President, Treasurer,
Principal Accounting and Financial Officer


/s/Jay C. McClung                                           Date: March 5, 1997
------------------------------
Jay C. McClung,
Executive Vice President


/s/Calvin Smyre                                             Date: March 5, 1997
-----------------------------
Calvin Smyre,
Executive Vice President

----------------------------------                          Date:
Daniel P. Amos,
Director


/s/Joe E. Beverly                                           Date: March 5, 1997
----------------------------------
Joe E. Beverly,
Director


/s/Richard Y. Bradley                                       Date: March 5, 1997
---------------------------------
Richard Y. Bradley,
Director


/s/C. Edward Floyd                                          Date: March 5, 1997
--------------------------------
C. Edward Floyd,
Director


/s/Gardiner W. Garrard, Jr.                                 Date: March 5, 1997
---------------------------------
Gardiner W. Garrard, Jr.,
Director


/s/V. Nathaniel Hansford                                    Date: March 5, 1997
--------------------------------
V. Nathaniel Hansford,
Director


/s/John P. Illges, III                                      Date: March 5, 1997
--------------------------------
John P. Illges, III,
Director


/s/Mason H. Lampton                                         Date: March 5, 1997
-------------------------------
Mason H. Lampton,
Director


-------------------------------                             Date:
Elizabeth C. Ogie,
Director

/s/H. Lynn Page                                             Date: March 5, 1997
---------------------------
H. Lynn Page,
Director


/s/William L. Pherigo                                       Date: March 5, 1997
----------------------------
William L. Pherigo,
Director


/s/Robert V. Royall, Jr.                                    Date: March 5, 1997
----------------------------
Robert V. Royall, Jr.,
Director


/s/George C. Woodruff, Jr.                                  Date: March 5, 1997
---------------------------
George C. Woodruff, Jr.,
Director
filings\SNV\nonconfo.sig