Form 10-Q
period 1997-03-31
SYNOVUS FINANCIAL CORP
filed 1997-05-14
CIK 18349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                 For the Quarterly Period Ended March 31, 1997
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

                                YES __X__      NO _____


            At April 30, 1997, 174,640,833 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.


                            SYNOVUS FINANCIAL CORP.
                                     INDEX

                                                                     Page
                                                                    Number
Part I.      Financial Information

     Item 1. Financial Statements

             Consolidated Balance Sheets (unaudited)
             March 31, 1997 and December 31, 1996                      3

             Consolidated Statements of Income (unaudited)
             Three Months Ended March 31, 1997 and 1996                4

             Consolidated Statements of Cash Flows (unaudited)
             Three Months Ended March 31, 1997 and 1996                5

             Notes to Consolidated Financial Statements (unaudited)    7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations             9


Part II.     Other Information

     Item 6. (a)   Exhibits                                            16

             (b)   Report on Form 8-K                                  16

Signature Page                                                         17

Exhibit Index                                                          18

     (11)   Statement re Computation of  Per Share Earnings            19

     (27) Financial Data Schedule (for SEC purposes only, not enclosed herewith)


                                        PART I.  FINANCIAL INFORMATION
                                        ITEM 1 - FINANCIAL STATEMENTS

                                           SYNOVUS FINANCIAL CORP.
                                         CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)

                                                                           March 31,       December 31,
(In thousands, except share and per share data)                              1997             1996
                                                                          ----------       ---------
ASSETS
Cash and due from banks                                                  $  349,373          404,952
Interest earning deposits with banks                                          1,990            2,040
Federal funds sold                                                            8,167           38,249
Investment securities available for sale                                  1,284,565        1,276,083
Investment securities held to maturity                                      351,963          363,008

Loans                                                                     6,192,441        6,075,465
   Less unearned income                                                      (8,820)         (10,235)
   Less reserve for loan losses                                             (97,837)         (94,683)
----------------------------------------------------------------------------------------------------
      Loans, net                                                          6,085,784        5,970,547
----------------------------------------------------------------------------------------------------

Premises and equipment, net                                                 255,776          247,191
Other assets                                                                312,850          310,274
----------------------------------------------------------------------------------------------------
      Total assets                                                       $8,650,468        8,612,344
====================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Non-interest bearing                                                  $1,165,946        1,189,973
   Interest bearing                                                       6,022,176        6,013,062
----------------------------------------------------------------------------------------------------
      Total deposits                                                      7,188,122        7,203,035
Federal funds purchased and securities sold under
   agreement to repurchase                                                  386,885          339,200
Long-term debt                                                              100,897           97,283
Other liabilities                                                           142,173          154,641
----------------------------------------------------------------------------------------------------
      Total liabilities                                                   7,818,077        7,794,159
====================================================================================================
Minority interest in consolidated subsidiary                                 35,842           34,435
Shareholders' equity:
   Common stock - $1.00 par value; Authorized  600,000,000
      shares; issued 174,704,535 in 1997 and 174,635,319
      in 1996; outstanding 174,587,691 in 1997 and 174,518,477
      in 1996                                                               174,705          174,635
   Surplus                                                                   40,367           40,312
   Less treasury stock - 116,844 and 116,842 shares in 1997
      and 1996, respectively                                                 (1,285)          (1,285)
   Less unamortized restricted stock                                         (4,415)          (5,344)
   Net unrealized loss on investment securities available for sale           (8,469)            (112)
   Retained earnings                                                        595,646          575,544
----------------------------------------------------------------------------------------------------
      Total shareholders' equity                                            796,549          783,750
----------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                         $8,650,468        8,612,344
====================================================================================================

See accompanying notes to consolidated financial statements.


                                           SYNOVUS FINANCIAL CORP.
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)

                                                                             Three Months Ended
                                                                                 March 31,
                                                                        --------------------------
(In thousands, except per share data)                                     1997              1996
                                                                        --------           -------
Interest income:
   Loans, including fees                                                $146,023           135,631
   Investment securities:
      U.S. Treasury and U.S. Government agencies                          19,640            17,146
      Mortgage-backed securities                                           4,540             4,569
      State and municipal                                                  1,596             1,813
      Other investments                                                      312               324
   Federal funds sold                                                        276               698
   Interest earning deposits with banks                                       27                15
--------------------------------------------------------------------------------------------------
      Total interest income                                              172,414           160,196
--------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                               67,855            66,281
   Federal funds purchased and securities sold under
      agreement to repurchase                                              4,908             3,218
   Long-term debt                                                          1,496             1,568
--------------------------------------------------------------------------------------------------
      Total interest expense                                              74,259            71,067
--------------------------------------------------------------------------------------------------
      Net interest income                                                 98,155            89,129
Provision for losses on loans                                              7,001             6,433
--------------------------------------------------------------------------------------------------
      Net interest income after provision
         for losses on loans                                              91,154            82,696
--------------------------------------------------------------------------------------------------
Non-interest income:
   Data processing services                                               78,952            67,294
   Service charges on deposit accounts                                    13,145            12,420
   Fees for trust services                                                 3,231             2,739
   Credit card fees                                                        2,278             1,514
   Securities gains (losses), net                                            (32)               73
   Other operating income                                                 14,657            12,407
--------------------------------------------------------------------------------------------------
      Total non-interest income                                          112,231            96,447
--------------------------------------------------------------------------------------------------
Non-interest expense:
   Salaries and other personnel expense                                   84,115            72,627
   Net occupancy and equipment expense                                    33,001            28,281
   Other operating expenses                                               28,376            31,147
   Minority interest in subsidiary's net income                            1,639             1,149
--------------------------------------------------------------------------------------------------
      Total non-interest expense                                         147,131           133,204
--------------------------------------------------------------------------------------------------
      Income before income taxes                                          56,254            45,939
   Income tax expense                                                     20,447            16,312
--------------------------------------------------------------------------------------------------
      Net income                                                        $ 35,807            29,627
==================================================================================================

Net income per share                                                    $   0.21              0.17
==================================================================================================

Weighted average shares outstanding                                      174,560           173,852
==================================================================================================

Dividends declared per share                                            $ 0.0900            0.0733
==================================================================================================

See accompanying notes to consolidated financial statements.


                                           SYNOVUS FINANCIAL CORP.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                             --------------------------
(In thousands)                                                                 1997              1996
                                                                             --------          --------
Operating Activities
   Net Income                                                               $ 35,807            29,627
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for losses on loans                                         7,001             6,433
         Depreciation, amortization, and accretion, net                       12,038            10,221
         Deferred income tax (benefit) expense                                  (641)              483
         Increase in interest receivable                                      (1,733)           (1,386)
         Increase (decrease) in interest payable                               2,413              (189)
         Minority interest in subsidiary's net income                          1,639             1,149
         Decrease (increase) in mortgage loans held for sale                   8,939           (12,492)
         Other, net                                                            8,757              (181)
------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                       74,220            33,665
------------------------------------------------------------------------------------------------------

Investing Activities
   Net decrease in interest earning deposits with banks                           50               186
   Net decrease in federal funds sold                                         30,082           109,068
   Proceeds from maturities and principal collections of investment
      securities available for sale                                           49,085           113,988
   Proceeds from sales of investment securities available for sale            33,747            40,594
   Purchases of investment securities available for sale                    (105,188)         (245,295)
   Proceeds from maturities and principal collections of investment
      securities held to maturity                                             23,351            25,477
   Purchases of investment securities held to maturity                       (12,430)          (30,456)
   Net increase in loans                                                    (131,177)         (119,679)
   Purchase of premises and equipment                                        (18,152)          (15,901)
   Disposal of premises and equipment                                             54               802
   Proceeds from sale of other real estate                                       810             1,971
   Additions to contract acquisition costs                                   (14,614)           (1,189)
   Additions to computer software                                             (6,472)           (1,612)
------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                         (150,854)         (122,046)
------------------------------------------------------------------------------------------------------

Financing Activities
   Net increase (decrease) in demand and savings deposits                     22,115           (17,962)
   Net (decrease) increase  in certificates of deposit                       (37,028)           66,316
   Net increase in federal funds purchased and securities sold
      under agreement to repurchase                                           47,685            12,214
   Principal repayments on long-term debt                                     (1,386)           (6,259)
   Proceeds from issuance of long-term debt                                    5,000               ---
   Purchase of treasury stock                                                    ---              (263)
   Dividends paid to shareholders                                            (15,705)          (12,753)
   Proceeds from issuance of common stock                                        374               575
------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                       21,055            41,868
------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                        (55,579)          (46,513)
Cash and cash equivalents at beginning of period                             404,952           382,696
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                  $349,373           336,183
======================================================================================================

Continued on next page.


                            SYNOVUS FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)

Supplemental cash flow information:

For the three months ended March 31, 1997 and 1996, Synovus Financial Corp. (Synovus) paid income taxes of $4.8 million and $5.8 million, and interest of $71.8 million and $71.3 million, respectively.

Supplemental information of noncash investing and financing activities:

Loans of approximately $1.4 million and $1.7 million were foreclosed and transferred to other real estate during the three months ended March 31, 1997 and 1996, respectively.

Depreciation, amortization, and accretion, net, for the three months ended March 31, 1997 and 1996 included amortization of internally developed computer software of $.8 million, for both periods. Internally developed computer software had a net carrying value of $27.4 million and $30.1 million at March 31, 1997 and 1996, respectively.

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

On March 10, 1997, Synovus declared a three-for-two stock split which was effected on April 8, 1997 in the form of a 50% stock dividend. All share and shareholders' equity amounts for all periods presented in the accompanying consolidated financial statements have been restated to give effect to the stock split.

Note B - Recent Accounting Pronouncements

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 was amended by SFAS No. 127, which defers the effective date of certain provisions of SFAS No. 125 until January 1, 1998. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured
borrowings.   Effective January 1, 1997, Synovus adopted the provisions of SFAS
No. 125 on a prospective basis. The impact of SFAS No. 125 on Synovus' financial statements was not material.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential issuable common stock. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator for the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The expected impact on Synovus' financial statements of the provisions of SFAS No. 128 is not expected to be material.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure". SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. Synovus does not expect that SFAS No. 129 will require significant revision of prior disclosures since SFAS No. 129 lists required disclosures that had been included in a number of previously existing separate statements or opinions.

Note C - Other

Certain amounts in 1996 have been reclassified to conform with the presentation adopted in 1997.


                        ITEM 2 - MANAGEMENT'S DISCUSSION
                      AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Summary

Net income for the three months ended March 31, 1997, was $35.8 million, up $6.2 million, or 20.9%, from the same period a year ago. Net income per share increased to $.21 in the first three months of 1997 as compared to $.17 for the same period in 1996. This performance resulted in a return on average assets of 1.70% and a return on average equity of 18.23% for the three months ended March 31, 1997. This compares to a return on average assets of 1.51% and a return on average equity of 16.84% for the first three months of 1996.

On March 10, 1997, Synovus declared a three-for-two stock split which was effected on April 8, 1997 in the form of a 50% stock dividend. All share, per share data, and shareholders' equity account balances for all periods presented in the accompanying consolidated financial statements have been restated to give effect to the stock split.

Balance Sheet

During the first three months of 1997, total assets increased $38.1 million, or 0.4%, compared to December 31, 1996. Net loans increased $115.2 million, or 1.9%, which was partially offset by a $55.6 million decrease in cash and due from banks. Federal funds purchased and securities sold under agreement to repurchase increased $47.7 million and shareholders' equity increased $12.8 million, which provided the necessary funding for the balance sheet growth during the first quarter of 1997. Deposits were relatively flat when compared to December 31, 1996, decreasing $14.9 million.

Loans

Synovus continues to increase its loan portfolio through a constant focus on meeting the needs of customers in the markets served while maintaining adherence to sound lending practices. As a result of this continued focus, loans have continued to grow throughout Synovus' affiliate markets, with the most significant growth at five affiliates headquartered in Columbia, South Carolina; Columbus, Georgia; Valparaiso, Florida; and Newnan, Georgia. These five banks experienced significant loan growth of $31.9 million, $16.6 million, $9.4 million, and $8.3 million, respectively, during the three months ended March 31, 1997. Indicative of the economic growth within the communities Synovus serves, loan growth resulted from increases during the first three months of 1997 in most loan categories as detailed below.

                                                     March 31,    December 31,
                                                       1997           1996
                                                     ---------    ------------
(In thousands)
Commercial:
Commercial, financial, and agricultural             $2,103,706     2,036,689
Real estate - construction                             753,909       730,785
Real estate - mortgage                               1,262,914     1,234,981
----------------------------------------------------------------------------
      Total commercial                               4,120,529     4,002,455
----------------------------------------------------------------------------
Retail:
Real estate - mortgage                                 979,512       977,432
Consumer loans - credit card                           285,121       290,470
Consumer loans - other                                 779,182       768,072
Mortgage loans held for sale                            28,097        37,036
----------------------------------------------------------------------------
      Total retail                                   2,071,912     2,073,010
----------------------------------------------------------------------------
             Total loans                             6,192,441     6,075,465
Unearned income                                         (8,820)      (10,235)
----------------------------------------------------------------------------
             Total loans, net of unearned income    $6,183,621     6,065,230
============================================================================

Asset Quality

Synovus continues to underwrite loans that provide further diversification within the loan portfolios of the markets served while emphasizing customer relationships in small and middle market businesses. Commercial credits are routinely monitored for cash flows, liquidity, financial condition, and collateral adequacy. Management continues to focus on maintaining a high quality loan portfolio by knowing the markets served, as well as the individual borrowers, and continuing emphasis on loan officer training. As measured by general asset quality indicators, Synovus' asset quality remains strong.
During the first three months of 1997, nonperforming assets, consisting of nonaccrual loans, restructured loans, and other real estate, increased $1.8 million, while net loans increased $115.2 million. Synovus' nonperforming assets ratio was .61% as of March 31, 1997, which increased two basis points from December 31, 1996.

The reserve for loan losses is maintained, through periodic additions to the reserve, at an appropriate level based on management's analysis of the potential risk inherent within the loan portfolio. When determining the amount of loan loss provision, several relevant factors are considered. These relevant factors include the level of nonperforming loans, impaired loan balances, historical loan loss experience, the amount of loan losses charged against the reserve in the given period, and the current and anticipated economic conditions. Synovus' reserve for loan losses increased $3.1 million, or 3.3%, from $94.7 million at December 31, 1996 to $97.8 million at March 31, 1997.

Loans 90 days past due and still accruing increased $1.4 million, from $15.8 million at December 31, 1996 to $17.2 million at March 31, 1997. Management believes that the value of the underlying collateral securing commercial loans is sufficient to cover the principal and interest payments on these loans and management does not expect a material increase in nonperforming assets in future periods as a result of the resolution of these delinquencies. Synovus, as well as the overall industry, has experienced an increase in credit card loan charge-offs; however, management does not consider these trends to be significant to the overall credit quality of Synovus. Management continues to resolve past dues either through collection or charge-off. Credit card loans represent 4.6% of Synovus' total loan portfolio. After consideration of the factors described above, management believes that the reserve for loan losses adequately reflects the reserves needed for any charge-offs related to the resolution of these loans.

The reserve to nonperforming loans and loans 90 days past due and still accruing was 221.8% at March 31, 1997, compared to 230.5% at year-end 1996. Management continues to focus on asset quality with an emphasis on proactive management of problem assets, early detection of potential problem assets, and timely charge-offs.

                                               March 31,      December 31,
                                                 1997             1996
                                               ---------      ------------
(In thousands)
Nonperforming loans                             $26,861          25,280
Other real estate                                11,042          10,782
-----------------------------------------------------------------------
Nonperforming assets                            $37,903          36,062
=======================================================================

Loans 90 days past due and still accruing       $17,241          15,805
=======================================================================

Reserve for loan losses                         $97,837          94,683
=======================================================================

Reserve for loan losses as a % of loans            1.58%           1.56
=======================================================================

As a % of loans and other real estate:
Nonperforming loans                                0.43%           0.42
Other real estate                                  0.18            0.17
-----------------------------------------------------------------------
Nonperforming assets                               0.61%           0.59
=======================================================================

Reserve to nonperforming loans                   364.23%         374.54
=======================================================================

Capital Resources and Liquidity

Synovus continues to maintain its capital at levels which exceed the minimum regulatory guidelines. Additionally, based on internal calculations and previous regulatory exams, each of Synovus' subsidiary banks is currently in compliance with regulatory capital and liquidity guidelines. Synovus' total risk-based capital was $888.7 million at March 31, 1997, compared to $863.3 million at December 31, 1996. The ratio of total risk-based capital to risk-weighted assets was 13.05% at March 31, 1997 compared to 12.97% at December 31, 1996. Synovus' leverage ratio at the end of the first quarter of 1997 was 9.43% compared to 9.36% at the end of 1996. Synovus' equity-to-assets ratio increased eleven basis points to 9.21% at March 31, 1997, when compared to year-end 1996.

Internal capital generation continues to support asset growth, as reflected in the first quarter 1997 equity-to-asset ratio exclusive of net unrealized loss on investment securities available for sale of 9.29%, compared to 9.10% at year-end 1996.

Synovus' liquidity position and sources of funds have not changed materially since December 31, 1996. Synovus' liquidity ratio at March 31, 1997 was 39.04% compared to 39.29% at December 31, 1996. Synovus' maturity mix of investment securities and loan portfolios have not changed significantly during the first three months of 1997.

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

Total System Services, Inc. (TSYS) formally unveiled the design plan for its proposed corporate campus at a press conference following a preview of the design at its annual shareholders' meeting on April 14, 1997. The campus will serve as TSYS' corporate headquarters and will house administrative, client contact, and programming team members and will allow for significant growth. Construction of the first phase is scheduled to begin July 1, 1997, or at such time as the land is available. Also, TSYS plans to expand its operations center in 1997. This expansion, will include additional space for the card production services now located in downtown Columbus, Georgia, as well as additional space for statement printing and data processing functions. Preliminary cost estimates for these construction projects, while not finalized, are expected to be $50 million to $100 million. Financing for these projects is expected to be through the internal generation of funds and the use of funds from external sources, possibly through the issuance of
industrial revenue bonds.   TSYS is a majority-owned, publicly traded
subsidiary of Synovus.

The consolidated statements of cash flows detail Synovus' cash flows from operating, investing, and financing activities. Operating activities provided net cash of $74.2 million during the first three months of 1997, while $21.1 million was provided by financing activities. Investing activities utilized $150.9 million of this amount, resulting in a decrease in cash and cash equivalents of $55.6 million.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the first quarter of 1997 were $8.5 billion, up 8.1% over the first quarter of 1996 average of $7.9 billion. Average earning assets were up 8.4% in the first quarter of 1997 over the same quarter a year ago and represented 91% of average total assets. When compared to the same period last year, average deposits, average federal funds purchased and securities sold under agreement to repurchase, and average shareholders' equity increased $418.6 million, $125.5 million, and $89.0 million, respectively. This growth provided the funding for the $526.5 million growth in average net loans, along with a $103.5 million increase in average investment securities.

Net interest income was $98.2 million for the first quarter of 1997, up $9.0 million, or 10.1%, over the $89.1 million reported for the first quarter of 1996. Net interest income, on a tax-equivalent basis, for the first quarter of 1997 increased $8.9 million, or 9.8%, over the first quarter of 1996.

The net interest margin was 5.21% for the current quarter, up eight basis points from the same period last year. This increase resulted from a twelve basis point decrease in the cost of interest bearing liabilities, offset by a three basis point decrease in the yield on interest earning assets. The decrease in the cost of interest bearing liabilities was primarily due to higher cost certificates of deposit maturing and being reinvested in lower yield deposit instruments. Approximately half of the loan portfolio floats with changes in the prime rate. The average prime rate decreased seven basis points from the first three months of 1996 to the first three months of 1997. The negative impact of this decrease was mitigated by reinvesting maturing securities into higher earning investments and fundamental loan growth in the current year.

The tax-equivalent adjustment required to make yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% federal income tax rate in both 1997 and 1996.

                                                 Three Months Ended
                                                     March 31,
                                              -----------------------
                                                1997            1996
                                              --------        -------
(In thousands)
Interest income                              $172,414          160,196
Taxable-equivalent adjustment                   1,149            1,316
----------------------------------------------------------------------
Interest income, taxable-equivalent           173,563          161,512
Interest expense                               74,259           71,067
----------------------------------------------------------------------
Net interest income, taxable-equivalent      $ 99,304           90,445
======================================================================

Provision for Loan Losses

During the first three months of 1997, the provision for loan losses increased $568,000, or 8.8%, over the same period in 1996. Net charge-offs to average loans for the quarter ended March 31, 1997, were .25% compared to .29% during the first three months of 1996.

Non-Interest Income

Total non-interest income during the first three months of 1997 increased $15.8 million, or 16.4%, over the same period in 1996. This increase in non-interest income resulted primarily from higher data processing revenues, which increased $11.7 million, or 17.3%, during the three months ended March 31, 1997, over the same period in 1996. The increase in other operating income was primarily due to increases in revenues from mortgage banking and related servicing fees and income from TSYS joint ventures.

Data processing services revenue is derived principally from the servicing of individual bankcard accounts for the card issuing customers of TSYS. TSYS' revenues from bankcard data processing services increased $11.8 million, or 18.7%, in the first quarter of 1997, compared to the first quarter of 1996. Increased revenues from bankcard data processing are attributable to the conversion of cardholder accounts of new customers and growth in the card portfolios of existing customers. Increases in the volume of authorizations and transactions associated with the additional cardholder accounts, as well as growth in new services offered, also contributed to the increased revenues.

During the first quarter of 1997, TSYS successfully completed the conversions of all of Bank of America's cardholder accounts to TS2. Near the end of the first quarter of 1997, TSYS announced an extension of its long-term processing contract with NationsBank, a major customer, to the year 2005.

A significant amount of TSYS' revenues is derived from certain major customers who are processed under long-term contracts. For the quarters ended March 31, 1997 and 1996, two customers accounted for approximately 27% and 32% of TSYS' total revenues, respectively. As a result, the loss of one of TSYS' major customers could have a material adverse effect on TSYS' financial condition and results of operations.

Non-Interest Expense

Total non-interest expense for the three months ended March 31, 1997, increased $13.9 million, or 10.5%, over the same period in 1996. Management analyzes non-interest expense in two separate components: banking operations and TSYS. The following table summarizes this data for the first three months of 1997 and 1996.

                                               1997                 1996
                                        -----------------     ----------------
(In thousands)                           Banking    TSYS       Banking   TSYS
                                         -------   ------      -------  ------
Salaries and other personnel expenses    $47,176   36,939       43,534  29,093
Net occupancy and equipment expense       10,161   22,840        9,335  18,946
Other operating expenses                  15,843   12,533       15,953  15,194
Minority interest in subsidiary's net
   income                                  1,639      ---        1,149     ---
------------------------------------------------------------------------------
Total non-interest expense               $74,819   72,312       69,971  63,233
==============================================================================

In the first three months of 1997, non-interest expense for Synovus' banking operations increased $4.8 million, or 6.9%. The primary reasons for this increase relate to normal salary increases and additional employees. The number of employees related to Synovus' banking operations as of March 31, 1997 increased to 4,393 compared to 4,148 as of March 31, 1996.

Non-interest expense related to TSYS increased 14.4% for the first quarter of 1997, compared to the same period in 1996. TSYS' increase in non-interest expense is also attributable to the addition of personnel. As of March 31, 1997, the number of employees was 2,787, up 12.7% from 2,473 employees as of March 31, 1996.

Income Tax Expense

Income tax expense for the three months ended March 31, 1997, was $20.4 million compared to $16.3 million for the same period a year ago. The effective tax rate was 36.3% and 35.5% in 1997 and 1996, respectively.

Legal Proceedings

Synovus is subject to various legal proceedings and claims which arise in the ordinary course of its business. Any litigation is vigorously defended by Synovus and, in the opinion of management, based on consultation with external legal counsel, any outcome of such litigation would not materially affect Synovus' consolidated financial position or results of operations.

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


                          PART II - OTHER INFORMATION
                    ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

(a)   Exhibits

      (11)  Statement re Computation of Per Share Earnings

      (27) Financial Data Schedule (for SEC purposes only, not enclosed herewith)

(b)   Report on Form 8-K

      The following report on Form 8-K was filed during or subsequent to the first quarter of 1997.

      (1) The report filed on March 10, 1997, included the following event:

      On March 10, 1997, Synovus announced a three-for-two stock split to be issued on April 8, 1997 to shareholders of record as of March 21, 1997. Synovus also announced a 22.7% increase in its quarterly dividend. On a pre-split basis, the quarterly dividend was increased to $.1350 from $.1100 and was paid on April 1, 1997 to shareholders of record as of March 21, 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SYNOVUS FINANCIAL CORP.



Date:  May 14, 1997                             BY: /s/ Thomas J. Prescott
                                                Thomas J. Prescott
                                                Executive Vice President and
                                                Chief Financial Officer


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