Form 10-Q
period 1997-06-30
SYNOVUS FINANCIAL CORP
filed 1997-08-13
CIK 18349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For the Quarterly Period Ended June 30, 1997
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

                                YES __X__      NO _____


            At July 31, 1997, 174,915,229 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.


                        SYNOVUS FINANCIAL CORP.

                                 INDEX

                                                                     Page
                                                                    Number
Part I.  Financial Information

     Item 1. Financial Statements

             Consolidated Balance Sheets (unaudited)
             June 30, 1997 and December 31, 1996                       3

             Consolidated Statements of Income (unaudited)
             Six and Three Months Ended June 30, 1997 and 1996         4

             Consolidated Statements of Cash Flows (unaudited)
             Six Months Ended June 30, 1997 and 1996                   5

             Notes to Consolidated Financial Statements (unaudited)    7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      10

Part II. Other Information

     Item 4. Submission of Matters to a Vote of Security Holders      18

     Item 6. (a) Exhibits                                             18

             (b) Report on Form 8-K                                   18

Signature Page                                                        19

Exhibit Index                                                         20

             (11) Statement re Computation of Per Share Earnings      21

             (27) Financial Data Schedule (for SEC purposes only, not
                  enclosed herewith)


                          PART I. FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                             SYNOVUS FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                             June 30,    December 31,
(In thousands, except share and per share data)                1997           1996
-------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                    $  374,088        404,952
Interest earning deposits with banks                              848          2,040
Federal funds sold                                             46,624         38,249
Investment securities available for sale                    1,322,741      1,276,083
Investment securities held to maturity                        342,099        363,008

Loans                                                       6,401,050      6,075,465
   Less unearned income                                        (7,760)       (10,235)
   Less reserve for loan losses                              (100,619)       (94,683)
------------------------------------------------------------------------------------
      Loans, net                                            6,292,671      5,970,547
------------------------------------------------------------------------------------
Premises and equipment, net                                   262,691        247,191
Other assets                                                  328,910        310,274
------------------------------------------------------------------------------------
      Total assets                                         $8,970,672      8,612,344
====================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Non-interest bearing                                    $1,186,675      1,189,973
   Interest bearing                                         6,235,591      6,013,062
------------------------------------------------------------------------------------
      Total deposits                                        7,422,266      7,203,035
Federal funds purchased and securities
  sold under agreement to repurchase                          399,138        339,200
Long-term debt                                                127,239         97,283
Other liabilities                                             153,363        154,641
------------------------------------------------------------------------------------
      Total liabilities                                     8,102,006      7,794,159
------------------------------------------------------------------------------------
Minority interest in consolidated subsidiary                   37,507         34,435
Shareholders' equity:
   Common  stock  - $1.00  par  value;  Authorized
      600,000,000  shares;  issued
      174,952,993 in 1997 and 174,635,319 in 1996;
      outstanding 174,836,150 in 1997 and 174,518,477
      in 1996                                                 174,953        174,635
   Surplus                                                     41,707         40,312
   Less treasury stock - 116,843 and 116,842 shares in
      1997 and 1996, respectively                              (1,285)        (1,285)
   Less unamortized restricted stock                           (4,113)        (5,344)
   Net unrealized gain (loss) on investment securities
      available for sale                                          660           (112)
   Retained earnings                                          619,237        575,544
------------------------------------------------------------------------------------
      Total shareholders' equity                              831,159        783,750
------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity           $8,970,672      8,612,344
====================================================================================

See accompanying notes to consolidated financial statements.

                             SYNOVUS FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                         Six Months Ended            Three Months Ended
                                                              June 30,                    June 30,
---------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                     1997       1996             1997        1996
---------------------------------------------------------------------------------------------------------
Interest income:
   Loans, including fees                               $299,308     274,597          153,285     138,966
   Investment securities:
      U.S. Treasury and U.S. Government agencies         39,861      34,996           20,221      17,850
      Mortgage-backed securities                          8,936       9,145            4,396       4,576
      State and municipal                                 3,232       3,508            1,636       1,695
      Other investments                                     626         666              314         342
   Federal funds sold                                       813       1,153              537         455
   Interest earning deposits with banks                      47          26               20          11
---------------------------------------------------------------------------------------------------------
      Total interest income                             352,823     324,091          180,409     163,895
---------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                             138,386     132,602           70,531      66,321
   Federal funds purchased and securities sold under
      agreement to repurchase                            10,308       6,583            5,400       3,365
   Long-term debt                                         3,366       3,090            1,870       1,522
---------------------------------------------------------------------------------------------------------
      Total interest expense                            152,060     142,275           77,801      71,208
---------------------------------------------------------------------------------------------------------
      Net interest income                               200,763     181,816          102,608      92,687
Provision for losses on loans                            15,280      14,666            8,279       8,233
---------------------------------------------------------------------------------------------------------
      Net interest income after provision
         for losses on loans                            185,483     167,150           94,329      84,454
---------------------------------------------------------------------------------------------------------
Non-interest income:
   Data processing services                             164,179     137,624           85,227      70,330
   Service charges on deposit accounts                   27,003      25,602           13,858      13,182
   Fees for trust services                                6,289       5,417            3,058       2,678
   Credit card fees                                       4,944       3,812            2,666       2,298
   Securities gains (losses), net                            (2)        (65)              30        (138)
   Other operating income                                30,751      27,004           16,094      14,597
---------------------------------------------------------------------------------------------------------
      Total non-interest income                         233,164     199,394          120,933     102,947
---------------------------------------------------------------------------------------------------------
Non-interest expense:
   Salaries and other personnel expense                 169,450     147,271           85,335      74,644
   Net occupancy and equipment expense                   68,207      57,925           35,206      29,644
   Other operating expenses                              58,956      61,026           30,580      29,879
   Minority interest in subsidiary's net income           3,553       2,670            1,914       1,521
---------------------------------------------------------------------------------------------------------
      Total non-interest expense                        300,166     268,892          153,035     135,688
--------------------------------------------------------------------------------------------------------
      Income before income taxes                        118,481      97,652           62,227      51,713
   Income tax expense                                    43,352      34,917           22,905      18,605
---------------------------------------------------------------------------------------------------------
      Net income                                       $ 75,129      62,735           39,322      33,108
=========================================================================================================
Net income per share                                   $   0.43        0.36             0.23        0.19
=========================================================================================================
Weighted average shares outstanding                     174,614     173,926          174,667     174,000
=========================================================================================================
Dividends declared per share                           $   0.18        0.15             0.09        0.07
=========================================================================================================

See accompanying notes to consolidated financial statements.

                             SYNOVUS FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                             Six Months Ended
                                                                                 June 30,
-------------------------------------------------------------------------------------------------
(In thousands)                                                            1997             1996
-------------------------------------------------------------------------------------------------
Operating Activities
   Net Income                                                          $ 75,129           62,735
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for losses on loans                                   15,280           14,666
         Depreciation, amortization, and accretion, net                  24,733           21,109
         Deferred income tax benefit                                     (1,333)            (481)
         Increase in interest receivable                                 (5,857)          (4,792)
         Increase (decrease) in interest payable                          2,485           (1,855)
         Minority interest in subsidiary's net income                     3,553            2,670
         Decrease (increase) in mortgage loans held for sale              1,934           (5,582)
         Other, net                                                       3,072           (9,652)
-------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                 118,996           78,818
-------------------------------------------------------------------------------------------------

Investing Activities
   Net decrease in interest earning deposits with banks                   1,192               76
   Net (increase) decrease in federal funds sold                         (8,375)          93,478
   Proceeds from maturities and principal collections of investment
      securities available for sale                                      87,289          213,681
   Proceeds from sales of investment securities available for sale       52,172           71,692
   Purchases of investment securities available for sale               (185,421)        (413,826)
   Proceeds from maturities and principal collections of investment
      securities held to maturity                                        39,694           45,001
   Purchases of investment securities held to maturity                  (19,246)         (31,881)
   Net increase in loans                                               (339,338)        (294,143)
   Purchase of premises and equipment                                   (35,056)         (33,264)
   Disposal of premises and equipment                                       164            1,079
   Proceeds from sale of other real estate                                2,409            3,643
   Additions to contract acquisition costs                              (15,461)          (2,944)
   Additions to computer software                                        (9,451)          (3,432)
-------------------------------------------------------------------------------------------------
              Net cash used in investing activities                    (429,428)        (350,840)
-------------------------------------------------------------------------------------------------

Financing Activities
   Net increase in demand and savings deposits                          168,622          132,349
   Net increase  in certificates of deposit                              50,609           61,658
   Net increase in federal funds purchased and securities sold
      under agreement to repurchase                                      59,938           79,114
   Principal repayments on long-term debt                                (1,744)          (6,492)
   Proceeds from issuance of long-term debt                              31,700            ---
   Purchase of treasury stock                                             ---               (263)
   Dividends paid to shareholders                                       (31,436)         (25,532)
   Proceeds from issuance of common stock                                 1,879            2,116
------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                 279,568          242,950
------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                   (30,864)         (29,072)
Cash and cash equivalents at beginning of period                        404,952          382,696
------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $374,088          353,624
================================================================================================

Continued on next page.


                        SYNOVUS FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                              (Unaudited)

Supplemental cash flow information:

For the six months ended June 30, 1997 and 1996, Synovus Financial Corp. (Synovus) paid income taxes of $47.9 million and $46.2 million, and interest of $149.6 million and $144.1 million, respectively.

Supplemental information of noncash investing and financing activities:

Loans of approximately $2.3 million and $2.5 million were foreclosed and transferred to other real estate during the six months ended June 30, 1997 and 1996, respectively.

Depreciation, amortization, and accretion, net, for the six months ended June 30, 1997 and 1996 included amortization of internally developed computer software of $1.7 million, for both periods. Internally developed computer software had a net carrying value of $26.6 million and $29.5 million at June 30, 1997 and 1996, respectively.

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the SFAS to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, "other comprehensive income" for Synovus consists of items previously recorded directly in equity under SFAS No. 52, "Foreign Currency Translation," and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 130 is effective for financial statements beginning after December 15, 1997.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Synovus does not expect that SFAS No. 131 will require significant revision of prior disclosures.

Note C - Off-Balance Sheet Derivative Financial Instruments

As part of its overall interest rate risk management activities, Synovus utilizes off-balance sheet derivatives to modify the repricing characteristics of on-balance sheet assets and liabilities. The primary instruments utilized by Synovus are interest rate swaps and interest rate floor and cap arrangements. The fair values of these off-balance sheet derivative financial instruments are based on dealer quotes and third party financial models.

Interest rate swaps, floors and caps are accounted for on an accrual basis, and the net interest differential, including premiums paid, if any, is recognized as an adjustment to interest income or expense of the related designated asset or liability. Changes in the fair values of the swaps, floors and caps are not recorded in the consolidated statements of income because these agreements are being treated as a synthetic alteration of an asset or liability as long as (i) the swap is designated with a specific asset or liability or finite pool of assets or liabilities; (ii) there is high correlation, at inception and throughout the period of the synthetic alteration, between changes in the interest income or expense generated by the swap and changes in the interest income or expense generated by the designated asset or liability; (iii) the notional amount of the swap is less than or equal to the principal amount of the designated asset or liability; and (iv) the swap term is less than or equal to the remaining term of the designated asset or liability. The criteria for consideration of a floor or cap as a synthetic alteration of an asset or liability are generally the same as those for a swap arrangement.

If the swap, floor or cap arrangements are terminated before their maturity, the net proceeds received or paid are deferred and amortized over the shorter of the remaining contract life or the maturity of the designated asset or liability as an adjustment to interest income or expense. If the designated asset or liability is sold or matures, the swap agreement is marked to market and the gain or loss is included with the gain or loss on the sale or maturity of the designated asset or liability. Changes in the fair value of any undesignated swaps, floors and caps are included in other income in the consolidated statement of income.

Note D - Other

Certain amounts in 1996 have been reclassified to conform with the presentation adopted in 1997.


                    ITEM 2 - MANAGEMENT'S DISCUSSION
                  AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Summary

Net income for the six months ended June 30, 1997, was $75.1 million, up $12.4 million, or 19.8%, from the same period a year ago. Net income per share increased to $.43 in the first half of 1997 as compared to $.36 for the same period in 1996. This performance resulted in a return on average assets of 1.75% and a return on average equity of 18.89% for the six months ended June 30, 1997. This compares to a return on average assets of 1.58% and a return on average equity of 17.75% for the first six months of 1996.

Net income for the three months ended June 30, 1997, was $39.3 million, up $6.2 million, or 18.8%, from the same period a year ago. Net income per share increased to $.23 in the second quarter of 1997 as compared to $.19 for the second quarter of 1996. This performance resulted in a return on average assets of 1.80% and a return on average equity of 19.52% for the three months ended June 30, 1997. This compares to a return on average assets of 1.65% and a return on average equity of 18.65% for the second quarter of 1996.

On March 10, 1997, Synovus declared a three-for-two stock split which was effected on April 8, 1997 in the form of a 50% stock dividend. All share, per share data, and shareholders' equity account balances for all periods presented in the accompanying consolidated financial statements have been restated to give effect to the stock split.

Balance Sheet

During the first six months of 1997, total assets increased $358.3 million, or 4.2%, compared to December 31, 1996. Net loans increased $322.1 million, or 5.4%, and investment securities increased $25.7 million, or 1.6%, which was partially offset by a $30.8 million decrease in cash. Providing the necessary funding for the balance sheet growth during the first half of 1997, Synovus' deposit base grew $219.2 million, federal funds purchased and securities sold under agreement to repurchase increased $59.9 million and long-term debt increased $30.0 million.

Loans

Synovus continues to increase its loan portfolio through a constant focus on meeting the needs of customers in the markets served while maintaining adherence to sound lending practices. As a result of this continued focus, five subsidiaries headquartered in Columbus, Georgia; Columbia, South Carolina; Newnan, Georgia; Tuscaloosa, Alabama; and Huntsville, Alabama experienced significant loan growth of $80.8 million, $63.8 million, $18.2 million, $13.6 million, and $12.7 million, respectively, during the six months ended June 30, 1997. Indicative of the economic growth within the communities Synovus serves, loan growth resulted from increases during the first half of 1997 in most loan categories as detailed in the following table.

                                                    June 30,    December 31,
(In thousands)                                        1997          1996
--------------------------------------------------------------------------------
Commercial:
Commercial, financial, and agricultural            $2,190,318    2,036,689
Real estate - construction                            762,387      730,785
Real estate - mortgage                              1,297,276    1,234,981
--------------------------------------------------------------------------------
      Total commercial                              4,249,981    4,002,455
--------------------------------------------------------------------------------

Retail:
Real estate - mortgage                              1,021,552      977,432
Consumer loans - credit card                          294,492      290,470
Consumer loans - other                                799,923      768,072
Mortgage loans held for sale                           35,102       37,036
--------------------------------------------------------------------------------
      Total retail                                  2,151,069    2,073,010
--------------------------------------------------------------------------------
            Total loans                             6,401,050    6,075,465
Unearned income                                        (7,760)     (10,235)
--------------------------------------------------------------------------------
            Total loans, net of unearned income    $6,393,290    6,065,230
================================================================================

Asset Quality

Synovus continues to underwrite loans that provide diversification within the loan portfolios of the markets served while emphasizing customer relationships in small and middle market businesses. Commercial credits are routinely monitored for cash flows, liquidity, financial condition, and collateral adequacy. Management continues to focus on maintaining a high quality loan portfolio by knowing the markets served, as well as the individual borrowers, and continuing emphasis on loan officer training. As measured by general asset quality indicators, Synovus' asset quality remains strong. During the first six months of 1997, nonperforming assets, consisting of nonaccrual loans, restructured loans, and other real estate, decreased $340,000, while net loans increased $322.1 million. Synovus' nonperforming assets ratio was .56% as of June 30, 1997, which decreased three basis points from December 31, 1996.

The reserve for loan losses is maintained, through periodic additions to the reserve, at an appropriate level based on management's analysis of the potential risk inherent within the loan portfolio. When determining the amount of loan loss provision, several relevant factors are considered. These relevant factors include the level of nonperforming loans, impaired loan balances, historical loan loss experience, the amount of loan losses charged against the reserve in the given period, and the current and anticipated economic conditions. Synovus' reserve for loan losses increased $5.9 million, or 6.3%, from $94.7 million at December 31, 1996 to $100.6 million at June 30, 1997.

Loans 90 days past due and still accruing increased $106,000, or less than 1.0%, from $15.8 million at December 31, 1996 to $15.9 million at June 30, 1997. Management believes that the value of the underlying collateral securing commercial loans is sufficient to cover the principal and interest payments on these loans and management does not expect a material increase in nonperforming assets in future periods as a result of the resolution of these delinquencies.

Synovus, as well as the overall industry, has experienced an increase in credit card loan charge-offs; however, management does not consider these trends to be significant to the overall credit quality of Synovus. Credit card loans represent 4.6% of Synovus' total loan portfolio and only 1.2% of the loan growth. After consideration of the factors described above, management believes that the reserve for loan losses adequately reflects the reserves needed for any charge-offs related to the resolution of these loans.

The reserve to nonperforming loans and loans 90 days past due and still accruing was 247.6% at June 30, 1997, compared to 230.5% at year-end 1996. Management continues to focus on asset quality with an emphasis on proactive management of problem assets, early detection of potential problem assets, and timely charge-offs.

                                                  June 30,     December 31,
(In thousands)                                      1997           1996
--------------------------------------------------------------------------------

Nonperforming loans                              $ 24,726         25,280
Other real estate                                  10,996         10,782
--------------------------------------------------------------------------------
Nonperforming assets                             $ 35,722         36,062
================================================================================
Loans 90 days past due and still accruing        $ 15,911         15,805
================================================================================
Reserve for loan losses                          $100,619         94,683
================================================================================
Reserve for loan losses as a % of loans              1.57%          1.56
================================================================================
As a % of loans and other real estate:
Nonperforming loans                                  0.39%          0.42
Other real estate                                    0.17           0.17
--------------------------------------------------------------------------------
Nonperforming assets                                 0.56%          0.59
================================================================================
Reserve to nonperforming loans                     406.93%        374.54
================================================================================

Provision for Loan Losses

During the first six months of 1997, the provision for loan losses increased $614,000, or 4.2%, over the same period in 1996. The increase in the provision was necessary primarily to maintain the level of loan loss reserve coverage of outstanding loans, due to strong growth in the loan portfolio. The reserve to loans ratio as of June 30, 1997, was 1.57 %, compared to 1.52% as of June 30, 1996 and 1.56% as of December 31, 1996. Additionally, net charge-offs, primarily in credit card loans, increased during the first half of 1997. Net charge-offs to average loans for the six months ended June 30, 1997, were .30% compared to
 .28% during the first six months of 1996. The amount of net charge-offs during the first six months of 1997 was $9.3 million compared to $8.0 million during the first six months of 1996. Net charge-offs on credit card loans increased $3.4 million for the first six months of 1997 when compared to the first six months of 1996, while all other charge-offs decreased $2.1 million for the same period. In response to these credit card charge-offs, management has increased collection efforts, tightened credit scoring, more closely monitored available credit lines, and become more focused on past due monitoring.

During the second quarter of 1997, the provision for loan losses increased $46,000, or .6%, over the same period in 1996. Net charge-offs to average loans for the quarter ended June 30, 1997, were .35% compared to .28% during the second quarter of 1996.

Capital Resources and Liquidity

Synovus continues to maintain its capital at levels which exceed the minimum regulatory guidelines. Additionally, based on internal calculations and previous regulatory exams, each of Synovus' subsidiary banks is currently in compliance with regulatory capital guidelines. Synovus' total risk-based capital was $920.1 million at June 30, 1997, compared to $863.3 million at December 31, 1996. The ratio of total risk-based capital to risk-weighted assets was 13.00% at June 30, 1997, compared to 12.97% at December 31, 1996. Synovus' leverage ratio at the end of the second quarter of 1997 was 9.51% compared to 9.36% at the end of 1996. Synovus' equity-to-assets ratio increased seventeen basis points to 9.27% at June 30, 1997, when compared to year-end 1996.

Internal capital generation continues to support asset growth, as reflected in the second quarter 1997 equity-to-asset ratio exclusive of net unrealized gain
(loss) on investment securities available for sale of 9.26%, compared to 9.10% at year-end 1996.

Synovus' liquidity position has declined slightly since December 31, 1996. Synovus' liquidity ratio remains strong as of June 30, 1997. This decline is due to a decrease in liquid assets, primarily cash and other marketable securities. Synovus' maturity mix of investment securities and loan portfolios has not changed significantly during the first six months of 1997.

Synovus' management monitors liquidity in coordination with the appropriate committees at each subsidiary bank. Management must ensure that appropriate liquidity, at a reasonable cost, is available to meet the cash flow needs of depositors, borrowers, and creditors. Management constantly monitors and maintains appropriate levels of assets and liabilities so that maturities of assets can provide adequate funding to meet estimated customer withdrawals and future loan requests. Additionally, Synovus and its subsidiary banks have access to overnight federal funds lines with various financial institutions, which total approximately $1.1 billion, that can be drawn upon for short-term liquidity needs. Synovus also holds a $20 million line of credit.

Total System Services, Inc. (TSYS) formally unveiled the design plan for its proposed corporate campus at a press conference following a preview of the design at its annual shareholders' meeting on April 14, 1997. The campus will serve as TSYS' corporate headquarters and will house administrative, client contact, and programming team members and will allow for significant growth. Development is scheduled to begin in the third quarter of 1997. Also, TSYS plans to begin expansion of its operations center in 1997. This expansion will include space for the card production services now located in downtown Columbus, Georgia, as well as additional space for statement printing and data processing functions. In addition, a building will be constructed on the north Columbus, Georgia site to serve as headquarters for one of TSYS' subsidiaries. Preliminary cost estimates for these construction projects, while not finalized, are expected to be approximately $100 million. Financing for these projects is expected to be through external sources as well as through the internal generation of funds. TSYS is a majority-owned, publicly traded subsidiary of Synovus.

The consolidated statements of cash flows detail Synovus' cash flows from operating, investing, and financing activities. Operating activities provided net cash of $119.0 million during the first six months of 1997, while $279.5 million was provided by financing activities. Investing activities utilized $429.4 million of this amount, resulting in a decrease in cash and cash equivalents of $30.9 million.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the first six months of 1997 were $8.6 billion, up 8.3% over the first six months of 1996 average of $8.0 billion. Average earning assets were up 8.6% in the first half of 1997 over the same period a year ago and represented 91% of average total assets. When compared to the same period last year, average deposits, average federal funds purchased and securities sold under agreement to repurchase, and average shareholders' equity increased $409.2 million, $129.0 million, and $91.5 million, respectively. This growth provided the funding for the $536.1 million growth in average net loans, along with a $97.7 million increase in average investment securities.

Net interest income was $200.8 million for the six months ended June 30, 1997, up $19.0 million, or 10.4%, over the $181.8 million reported in the six months ended June 30, 1996. Net interest income, on a tax-equivalent basis, for the first half of 1997 increased $18.8 million, or 10.2%, over the same period in 1996.

Net interest income was $102.6 million for the second quarter of 1997, up $9.9 million, or 10.7%, over the $92.7 million reported for the second quarter of 1996. Net interest income, on a tax-equivalent basis, for the second quarter of 1997 increased $9.9 million, or 10.5%, over the second quarter of 1996.

The year-to-date net interest margin was 5.24%, up eight basis points from the same period last year. This increase resulted from a six basis point decrease in the effective cost of interest bearing liabilities, and a two basis point increase in the yield on interest earning assets. The decrease in the effective cost of interest bearing liabilities was primarily due to higher cost certificates of deposit maturing and being reinvested in lower yield deposit instruments. Approximately half of the loan portfolio floats with changes in the prime rate. The increase in the yield on interest earning assets resulted from an average prime rate increase of eight basis points in the first half of 1997, along with maturing securities being reinvested into higher earning investments. There was also fundamental loan growth in the current year.

The tax-equivalent adjustment required to make yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% federal income tax rate in both 1997 and 1996.

                                          Six Months Ended   Three Months Ended
(In thousands)                                June 30,             June 30,
--------------------------------------------------------------------------------
                                           1997       1996     1997       1996
--------------------------------------------------------------------------------
Interest income                          $352,823   324,091   180,409   163,895
Taxable-equivalent adjustment               2,350     2,546     1,201     1,230
--------------------------------------------------------------------------------
Interest income, taxable-equivalent       355,173   326,637   181,610   165,125
Interest expense                          152,060   142,275    77,801    71,208
--------------------------------------------------------------------------------
Net interest income, taxable-equivalent  $203,113   184,362   103,809    93,917
================================================================================

Non-Interest Income

Total non-interest income during the first six months of 1997 increased $33.8 million, or 16.9%, over the same period in 1996. This increase in non-interest income resulted primarily from higher data processing revenues, which increased $26.6 million, or 19.3%, during the six months ended June 30, 1997, over the same period in 1996. The increase in other operating income was primarily due to increases in revenues from credit card servicing fees and income from TSYS joint ventures.

Total non-interest income during the quarter ended June 30, 1997, increased $18.0 million, or 17.5%, over the second quarter of 1996, for primarily the same reasons as indicated above.

Data processing services revenue is derived principally from the servicing of individual bankcard accounts for the card issuing customers of TSYS. TSYS' revenues from bankcard data processing services increased $26.7 million, or 20.7%, in the first six months of 1997, compared to the first six months of 1996. Comparing the second quarter of 1997 to the second quarter of 1996, revenue from bankcard data processing services increased $14.9 million, or 22.6%. Increased revenues from bankcard data processing are attributable to the conversion of cardholder accounts of new customers and growth in the card portfolios of existing customers. During the first six months of 1997, TSYS converted approximately 4.2 million new cardholder accounts to TS2. Internal growth of existing customers accounted for approximately 4.8 million additional cardholder accounts. Increases in the volume of authorizations and transactions associated with the additional cardholder accounts, as well as growth in new services offered, also contributed to the increased revenues.

During the first quarter of 1997, TSYS successfully completed the conversions of Bank of America's remaining cardholder accounts to TS2. Near the end of the first quarter of 1997, TSYS announced an extension of its long-term processing contract with NationsBank, a major customer, to the year 2005.

A significant amount of TSYS' revenues is derived from certain major customers who are processed under long-term contracts. For the six and three months ended June 30, 1997, two customers accounted for approximately 27% and 26% of TSYS' total revenues, respectively, compared to 30% and 29% for the same periods in 1996. As a result, the loss of one of TSYS' major customers could have a material adverse effect on TSYS' financial condition and results of operations. The impact of these two customers on Synovus' revenues was approximately 11% and 10% for the six and three months ended June 30, 1997, respectively.

Non-Interest Expense

Total  non-interest  expense for the six months ended June 30,  1997,  increased
$31.3 million, or 11.6%, over the same period in 1996. Total non-interest expense for the second quarter of 1997 increased $17.3 million, or 12.8%, over the second quarter of 1996. Management analyzes non-interest expense in two separate components: banking operations and TSYS. The following table summarizes this data for the first six months of 1997 and 1996.

                                                   1997              1996
--------------------------------------------------------------------------------
(In thousands)                                Banking   TSYS    Banking   TSYS
--------------------------------------------------------------------------------
Salaries and other personnel expenses        $ 94,678   74,772    86,791   60,480
Net occupancy and equipment expense            20,511   47,696    18,814   39,111
Other operating expenses                       32,281   26,675    32,885   28,141
Minority interest in subsidiary's net income    3,553      ---     2,670      ---
---------------------------------------------------------------------------------
Total non-interest expense                   $151,023  149,143   141,160  127,732
=================================================================================

In the first six months of 1997, non-interest expense for Synovus' banking operations increased $9.9 million, or 7.0%. During the second quarter of 1997, non-interest expense increased $5.0 million , or 7.0%, compared to the second quarter of 1996. The primary reasons for this increase relate to normal salary increases and additional employees. The number of employees related to Synovus' banking operations as of June 30, 1997 increased 7.6% to 4,522 compared to 4,203 as of June 30, 1996.

Non-interest expense related to TSYS increased 16.8% and 19.1% for the six and three months ended June 30, 1997, respectively, compared to the same periods in 1996. TSYS' increase in non-interest expense is also attributable to the addition of personnel. As of June 30, 1997, the number of employees was 2,851, up 10.5% from 2,580 employees as of June 30, 1996.

Synovus and TSYS are continuing the ongoing project to ensure that processing systems are year 2000 compliant. For Synovus and TSYS, the project is expected to be completed in the fourth quarter of 1998, with the testing phase to be performed in 1999. TS2 was designed to be year 2000 compliant. The preliminary estimate of the expected internal and external resources needed to complete the entire project for both Synovus and TSYS is not material to the financial statements.

Income Tax Expense

Income tax expense for the six months ended June 30, 1997, was $43.4 million compared to $34.9 million for the same period a year ago. Income tax expense for the second quarter of 1997 was $22.9 million compared to $18.6 million in the second quarter of 1996. The effective tax rate for the first six months of 1997 and 1996 was 36.6% and 35.8%, respectively.

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


                      PART II - OTHER INFORMATION

     ITEM 4 - SUBMISSION OF MATTERS  TO A VOTE OF SECURITY HOLDERS

Submission of Matters to a Vote of Security Holders

The annual shareholders' meeting was held on April 17, 1997. Following is a summary of the proposal that was submitted to the shareholders for approval.

The proposal was to elect five nominees for Class III directors of Synovus to serve until the 2000 Annual Meeting of Shareholders. The five nominees for election as Class III directors named below were elected by the number of affirmative votes set forth opposite their names below, with the number of votes withholding authority to vote for such nominees also being shown. As the election of each of the nominees for Class III directors was approved by a plurality of the total votes entitled to be cast by the holders of shares represented at the meeting, each of the nominees for Class III directors was elected.

                                                                Withheld
   Nominee                     Votes For                    Authority to Vote
--------------------------------------------------------------------------------
Daniel P. Amos                565,208,243                        468,510
Richard Y. Bradley            564,855,410                        821,343
John P. Illges, III           564,965,229                        711,524
William B. Turner             564,590,007                      1,086,747
George C. Woodruff, Jr.       565,040,578                        636,175

                ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

(a) Exhibits

    (11) Statement re Computation of Per Share Earnings

    (27) Financial Data Schedule (for SEC purposes only, not enclosed herewith)

(b) Report on Form 8-K

    No report on Form 8-K was filed during or subsequent to the second quarter of 1997.


                               SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SYNOVUS FINANCIAL CORP.

Date:  August 13, 1997                         BY: /s/ Thomas J. Prescott
                                                   ----------------------------
                                                   Thomas J. Prescott
                                                   Executive Vice President and
                                                   Chief Financial Officer


                           INDEX TO EXHIBITS

                                                               Sequentially
Exhibit Number                 Description                     Numbered Page
--------------------------------------------------------------------------------
      11                  Statement re Computation of               21
                          Per Share Earnings

      27                  Financial Data Schedule
                          (for SEC purposes only, not
                           enclosed herewith)