Form 10-Q
period 1997-09-30
SYNOVUS FINANCIAL CORP
filed 1997-11-14
CIK 18349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                For the Quarterly Period Ended September 30, 1997
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

                                YES __X__      NO _____


            At October 31, 1997, 175,032,318 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.


                            SYNOVUS FINANCIAL CORP.


                                     INDEX



                                                                   Page
Part I.  Financial Information                                    Number


    Item 1. Financial Statements


    Consolidated Balance Sheets (unaudited)
    September 30, 1997 and December 31, 1996                         3

    Consolidated Statements of Income (unaudited)
    Nine and Three Months Ended September 30, 1997 and 1996          4

    Consolidated Statements of Cash Flows (unaudited)
    Nine Months Ended September 30, 1997 and 1996                    5

    Notes to Consolidated Financial Statements (unaudited)           7

    Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                             10


Part II.  Other Information

    Item 6. (a) Exhibits                                            20

            (b) Report on Form 8-K                                  20

Signature Page                                                      21

Exhibit Index                                                       22

             (11) Statement re Computation of Per Share Earnings    23

             (27) Financial  Data Schedule (for SEC purposes
                  only, not enclosed herewith)



                          PART I. FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                             SYNOVUS FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                  September 30,   December 31,
(In thousands, except share and per share data)                                       1997            1996
                                                                                  --------------  ------------
ASSETS
Cash and due from banks                                                            $  336,065        404,952
Interest earning deposits with banks                                                      959          2,040
Federal funds sold                                                                     45,436         38,249
Investment securities available for sale                                            1,307,114      1,276,083
Investment securities held to maturity                                                336,021        363,008

Loans                                                                               6,477,274      6,075,465
   Less unearned income                                                                (6,330)       (10,235)
   Less reserve for loan losses                                                      (101,675)       (94,683)
                                                                                  --------------  -----------
      Loans, net                                                                    6,369,269      5,970,547
                                                                                  --------------  -----------
Premises and equipment, net                                                           264,101        247,191
Other assets                                                                          338,087        310,274
                                                                                  --------------  -----------
      Total assets                                                                 $8,997,052      8,612,344
                                                                                  ==============  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Non-interest bearing                                                            $1,151,869      1,189,973
   Interest bearing                                                                 6,247,512      6,013,062
                                                                                  --------------  -----------
      Total deposits                                                                7,399,381      7,203,035
Federal funds purchased and securities sold under agreement to repurchase             399,441        339,200
Long-term debt                                                                        126,564         97,283
Other liabilities                                                                     168,300        154,641
                                                                                  --------------  -----------
      Total liabilities                                                             8,093,686      7,794,159
                                                                                  --------------  -----------
Minority interest in consolidated subsidiary                                           39,804         34,435
Shareholders' equity:
   Common  stock  - $1.00  par  value;  Authorized  600,000,000  shares;  issued
      175,100,973 in 1997 and 174,635,319 in 1996; outstanding
      174,984,130 in 1997 and 174,518,477 in 1996                                     175,101        174,635
   Surplus                                                                             42,576         40,312
   Less treasury stock - 116,843 and 116,842 shares in 1997 and 1996, respectively     (1,285)        (1,285)
   Less unamortized restricted stock                                                   (3,811)        (5,344)
   Net unrealized gain (loss) on investment securities available for sale               4,393           (112)
   Retained earnings                                                                  646,588        575,544
                                                                                  --------------  -----------
      Total shareholders' equity                                                      863,562        783,750
                                                                                  --------------  -----------
      Total liabilities and shareholders' equity                                   $8,997,052      8,612,344
                                                                                  ==============  ===========

See accompanying notes to consolidated financial statements.


                             SYNOVUS FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                             Nine Months Ended        Three Months Ended
                                                               September 30,             September 30,
                                                          ----------------------     ---------------------
(In thousands, except per share data)                       1997          1996         1997        1996
                                                          --------     ---------     ---------   ---------
Interest income:
   Loans, including fees                                  $457,270      417,296      157,962      142,699
   Investment securities:
      U.S. Treasury and U.S. Government agencies            60,326       54,001       20,465       19,005
      Mortgage-backed securities                            13,093       13,651        4,157        4,506
      State and municipal                                    4,857        5,122        1,625        1,614
      Other investments                                        962          977          336          311
   Federal funds sold                                        1,302        1,614          489          461
   Interest earning deposits with banks                         60           39           13           13
                                                          --------     ---------     ----------  --------
      Total interest income                                537,870      492,700      185,047      168,609
                                                          --------     ---------     ----------  --------
Interest expense:
   Deposits                                                211,823      199,509       73,437       66,907
   Federal funds purchased and securities sold under
      agreement to repurchase                               15,144       11,137        4,836        4,554
   Long-term debt                                            5,297        4,606        1,931        1,516
                                                          --------     ---------     ----------  --------
      Total interest expense                               232,264      215,252       80,204       72,977
                                                          --------     ---------     ----------  --------
      Net interest income                                  305,606      277,448      104,843       95,632
Provision for losses on loans                               22,884       22,677        7,604        8,011
                                                          --------     ---------     ----------  --------
      Net interest income after provision
         for losses on loans                               282,722      254,771       97,239       87,621
                                                          --------     ---------     ----------  --------
Non-interest income:
   Data processing services                                252,018      214,360       87,839       76,736
   Service charges on deposit accounts                      41,058       38,816       14,055       13,214
   Fees for trust services                                   9,426        8,208        3,137        2,791
   Credit card fees                                          7,832        6,278        2,888        2,466
   Securities gains (losses), net                              (20)         (36)         (18)          29
   Other operating income                                   47,170       41,181       16,419       14,177
                                                          --------     ---------     ----------  --------
      Total non-interest income                            357,484      308,807      124,320      109,413
                                                          --------     ---------     ----------  --------
Non-interest expense:
   Salaries and other personnel expense                    254,868      221,892       85,418       74,621
   Net occupancy and equipment expense                     103,304       90,063       35,097       32,138
   Other operating expenses                                 90,324       89,043       31,368       28,017
   Special FDIC assessment                                      --        4,546           --        4,546
   Minority interest in subsidiary's net income              6,099        4,854        2,546        2,184
                                                          --------     ---------     ----------  --------
      Total non-interest expense                           454,595      410,398      154,429      141,506
                                                          --------     ---------     ----------  --------

      Income before income taxes                           185,611      153,180       67,130       55,528
   Income tax expense                                       67,381       55,237       24,029       20,320
                                                          --------     ---------     ----------  --------
      Net income <F1>                                     $118,230       97,943       43,101       35,208
                                                          ========     =========     ==========  ========
Net income per share <F1>                                 $   0.68         0.56         0.25         0.20
                                                          ========     =========     ==========  ========

Weighted average shares outstanding                        174,720      174,099      174,930      174,442
                                                          ========     =========     ==========  ========

Dividends declared per share                              $   0.27         0.22         0.09         0.07
                                                          ========     =========     ==========  ========

--------------


<F1>Includes  special FDIC assessment of $2.8 million,  after-tax,  or $.016 per share, for the nine and three months ended September 30, 1996. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

See accompanying notes to consolidated financial statements.


                             SYNOVUS FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                            -----------------------
(In thousands)                                                                1997           1996
                                                                            ---------      --------
 Operating Activities
   Net Income                                                               $118,230        97,943
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for losses on loans                                        22,884        22,677
         Depreciation, amortization, and accretion, net                       36,737        32,076
         Deferred income tax expense (benefit)                                (1,982)           17
         Increase in interest receivable                                      (6,219)       (3,000)
         Increase in interest payable                                          6,951         1,549
         Minority interest in subsidiary's net income                          6,099         4,854
         Increase in mortgage loans held for sale                             (6,308)       (5,601)
         Other, net                                                            1,270        (4,367)
                                                                             ---------     --------
              Net cash provided by operating activities                      177,662       146,148
                                                                             ---------     --------
Investing Activities
   Net decrease in interest earning deposits with banks                        1,081            65
   Net (increase) decrease in federal funds sold                              (7,187)      120,120
   Proceeds from maturities and principal collections of investment
      securities available for sale                                          191,329       279,394
   Proceeds from sales of investment securities available for sale            58,531        84,497
   Purchases of investment securities available for sale                    (274,298)     (509,392)
   Proceeds from maturities and principal collections of investment
      securities held to maturity                                             57,457        58,623
   Purchases of investment securities held to maturity                       (30,894)      (35,673)
   Net increase in loans                                                    (415,298)     (437,455)
   Purchase of premises and equipment                                        (46,992)      (47,103)
   Disposal of premises and equipment                                            912         1,972
   Proceeds from sale of other real estate                                     3,820         4,342
   Additions to contract acquisition costs                                   (16,378)       (6,095)
   Additions to computer software                                            (10,079)       (5,601)
                                                                            ----------    ---------
              Net cash used in investing activities                         (487,996)     (492,306)
                                                                            ----------    ---------

Financing Activities
   Net increase in demand and savings deposits                                70,342        84,877
   Net increase in certificates of deposit                                   126,004        64,781
   Net increase in federal funds purchased and securities sold
      under agreement to repurchase                                           60,241       192,195
   Principal repayments on long-term debt                                     (7,419)       (7,397)
   Proceeds from issuance of long-term debt                                   36,700        10,000
   Purchase of treasury stock                                                    ---          (263)
   Dividends paid to shareholders                                            (47,186)      (38,318)
   Proceeds from issuance of common stock                                      2,765         6,321
                                                                            ----------    ---------
              Net cash provided by financing activities                      241,447       312,196
                                                                            ----------    ---------

Decrease in cash and cash equivalents                                        (68,887)      (33,962)
Cash and cash equivalents at beginning of period                             404,952       382,696
                                                                            ----------    ---------
Cash and cash equivalents at end of period                                  $336,065       348,734
                                                                            ==========    =========

Continued on next page.



                            SYNOVUS FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)


Supplemental cash flow information:

     For the nine months ended September 30, 1997 and 1996, Synovus Financial Corp. (Synovus) paid income taxes of $73.3 million and $68.7 million, and interest of $225.3 million and $213.7 million, respectively.

Supplemental information of noncash investing activities:

     Loans of approximately $3.8 million and $4.7 million were foreclosed and transferred to other real estate during the nine months ended September 30, 1997 and 1996, respectively.

Depreciation, amortization, and accretion, net, for the nine months ended September 30, 1997 and 1996 included amortization of internally developed computer software of $2.5 million, for both periods. Internally developed computer software had a net carrying value of $25.8 million and $28.9 million at September 30, 1997 and 1996, respectively.

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

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the disclosures made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Synovus does not expect that SFAS No. 131 will require significant revision of prior disclosures.

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

Interest rate swaps, floors and caps are accounted for on an accrual basis, and the net interest differential, including premiums paid, if any, is recognized as an adjustment to interest income or expense of the related designated asset or liability. Changes in the fair values of the swaps, floors and caps are not recorded in the consolidated statements of income because these agreements are being treated as a synthetic alteration of an asset or liability as long as (i) the swap is designated with a specific asset or liability or finite pool of assets or liabilities; (ii) there is high correlation, at inception and throughout the period of the synthetic alteration, between changes in the interest income or expense generated by the swap and changes in the interest income or expense generated by the designated asset or liability; (iii) the notional amount of the swap is less than or equal to the principal amount of the designated asset or liability; and (iv) the swap term is less than or equal to the expected remaining term of the designated asset or liability. The criteria for consideration of a floor or cap as a synthetic alteration of an asset or liability are generally the same as those for a swap arrangement.

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


                        ITEM 2 - MANAGEMENT'S DISCUSSION
                      AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Summary

Net income for the nine months ended September 30, 1997, was $118.2 million, up $20.3 million, or 20.7%, from the same period a year ago. Net income per share increased to $.68 in the first nine months of 1997 as compared to $.56 for the same period in 1996. This performance resulted in a return on average assets of 1.81% and a return on average equity of 19.29% for the nine months ended September 30, 1997. This compares to a return on average assets of 1.62% and a return on average equity of 18.19% for the first nine months of 1996.

Net income for the three months ended September 30, 1997, was $43.1 million, up $7.9 million, or 22.4%, from the same period a year ago. Net income per share increased to $.25 in the third quarter of 1997 as compared to $.20 for the third quarter of 1996. This performance resulted in a return on average assets of 1.92% and a return on average equity of 20.03% for the three months ended September 30, 1997. This compares to a return on average assets of 1.70% and a return on average equity of 19.02% for the third quarter of 1996.

On March 10, 1997, Synovus declared a three-for-two stock split which was effected on April 8, 1997 in the form of a 50% stock dividend. All share, per share data, and shareholders' equity account balances for all periods presented in the accompanying consolidated financial statements have been restated to give effect to the stock split.

On September 30, 1996, legislation was approved to recapitalize the Savings Association Insurance Fund. Due to this recapitalization, Synovus paid a special assessment to the Federal Deposit Insurance Corporation (FDIC) of approximately $2.8 million on an after-tax basis, which represented $.016 per share for the third quarter of 1996. Synovus' consolidated statements of income for the nine and three months ended September 30, 1996, include this special assessment.

The following paragraph discusses the financial results for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, before the FDIC special assessment. Net income for the nine months ended September 30, 1997, was $118.2 million, up $17.5 million, or 17.4%, from the same period a year ago. Net income per share increased to $.68 in the first nine months of 1997 as compared to $.58 for the same period in 1996. This performance resulted in a return on average assets of 1.81% and a return on average equity of 19.29% for the nine months ended September 30, 1997. This compares to a return on average assets of 1.67% and a return on average equity of 18.71% for the first nine months of 1996.

The following paragraph discusses the financial results for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996, before the FDIC special assessment. Net income for the three months ended September 30, 1997, was $43.1 million, up $5.1 million, or 13.4%, from the same period a year ago. Net income per share increased to $.25 in the third quarter of 1997 as compared to $.22 for the third quarter of 1996. This performance resulted in a return on average assets of 1.92% and a return on average equity of 20.03% for the third quarter of 1997. This compares to a return on average assets of 1.84% and a return on average equity of 20.53% for the third quarter of 1996.

Balance Sheet

During the first nine months of 1997, total assets increased $384.7 million, or 4.5%, compared to December 31, 1996. Net loans increased $398.7 million, or 6.7%, which was partially offset by a $68.9 million decrease in cash. Providing the necessary funding for the balance sheet growth during the first nine months of 1997, Synovus' deposit base grew $196.3 million, federal funds purchased and securities sold under agreement to repurchase increased $60.2 million, long-term debt increased $29.3 million, and equity increased $79.8 million.

Loans

Synovus continues to increase its loan portfolio through a constant focus on meeting the needs of customers in the markets served while maintaining adherence to sound lending practices. As a result of this continued focus, five subsidiaries headquartered in Columbus, Georgia; Columbia, South Carolina; Birmingham, Alabama; Thomasville, Georgia; and Huntsville, Alabama experienced significant loan growth of $84.0 million, $44.4 million, $41.1 million, $17.5 million, and $17.1 million, respectively, during the nine months ended September 30, 1997. Indicative of the economic growth within the communities Synovus serves, loan growth resulted from increases during the first nine months of 1997 in most loan categories as detailed in the following table.


                                                September 30,  December 31,
(In thousands)                                      1997          1996
                                                -----------    -----------
Commercial:
Commercial, financial, and agricultural          $2,183,989     2,036,689
Real estate - construction                          800,882       730,785
Real estate - mortgage                            1,288,450     1,234,981
                                               ------------   ------------
      Total commercial                            4,273,321     4,002,455
                                               ------------   ------------
Retail:
Real estate - mortgage                            1,047,283       977,432
Consumer loans - credit card                        297,910       290,470
Consumer loans - other                              815,416       768,072
Mortgage loans held for sale                         43,344        37,036
                                               ------------   ------------
      Total retail                                2,203,953     2,073,010
                                               ------------   ------------
            Total loans                           6,477,274     6,075,465
Unearned income                                      (6,330)     (10,235)
                                               ------------   ------------
            Total loans, net of unearned income  $6,470,944     6,065,230
                                               ============   ============

Asset Quality

Synovus continues to underwrite loans that provide diversification within the loan portfolios of the markets served while emphasizing customer relationships in small and middle market businesses. Commercial credits are routinely monitored for cash flows, liquidity, financial condition, and collateral adequacy. Management continues to focus on maintaining a high quality loan portfolio by knowing the markets served, as well as the individual borrowers, and continuing emphasis on loan officer training. As measured by general asset quality indicators, Synovus' asset quality remains strong. During the first nine months of 1997, nonperforming assets, consisting of nonaccrual loans, restructured loans, and other real estate, decreased $3.7 million, while net loans increased $398.7 million. Synovus' nonperforming assets ratio was .50% as of September 30, 1997, a nine basis point decrease from December 31, 1996.

The reserve for loan losses is maintained, through periodic additions to the reserve, at an appropriate level based on management's analysis of the potential risk inherent within the loan portfolio. When determining the amount of loan loss provision, several relevant factors are considered. These factors include the level of loan growth, nonperforming loans, impaired loan balances, historical loan loss experience, the amount of loan losses charged against the reserve in the given period, and the current and anticipated economic conditions. Synovus' reserve for loan losses increased $7.0 million, or 7.4%, from $94.7 million at December 31, 1996 to $101.7 million at September 30, 1997. The primary factors necessitating this reserve increase were credit card charge-offs and loan growth.

Loans 90 days past due and still accruing increased $1.3 million, or 8.0%, from $15.8 million at December 31, 1996 to $17.1 million at September 30, 1997. However, these loans were .26% of total loans at both December 31, 1996 and September 30, 1997. The majority of the increase in loans 90 days past due and still accruing is related to credit card loans. Management believes that the value of the underlying collateral securing commercial and consumer loans is generally sufficient to cover the principal and interest payments on these loans and management does not expect a material increase in nonperforming assets in future periods as a result of the resolution of these delinquencies. Synovus, as well as the overall industry, has experienced an increase in credit card loan charge-offs; however, management does not consider these trends to be significant to the overall credit quality of Synovus. Credit card loans represent 4.6% of Synovus' total loan portfolio and only 1.9% of the loan growth. After consideration of the factors described above, management believes that the reserve for loan losses adequately reflects the reserves needed for any charge-offs related to the resolution of these loans.

The reserve to nonperforming loans and loans 90 days past due and still accruing was 266.3% at September 30, 1997, compared to 230.5% at year-end 1996. Management continues to focus on asset quality with an emphasis on proactive management of problem assets, early detection of potential problem assets, and timely charge-offs.


                                         September 30,       December 31,
(In thousands)                               1997                1996
                                         ------------        ------------
Nonperforming loans                         $ 21,113             25,280
Other real estate                             11,237             10,782
                                         ------------        ------------
Nonperforming assets                        $ 32,350             36,062
                                         ============        ============

Loans 90 days past due and still accruing   $ 17,070             15,805
                                         ============        ============

Reserve for loan losses                     $101,675             94,683
                                         ============        ============
Reserve for loan losses as a % of loans         1.57%              1.56
                                         ============        ============

As a % of loans and other real estate:
Nonperforming loans                             0.33%              0.42
Other real estate                               0.17               0.17
                                         ------------        ------------
Nonperforming assets                            0.50%              0.59
                                         ============        ============

Reserve to nonperforming loans                481.56%            374.54
                                         ============        ============


Provision for Loan Losses

During the first nine months of 1997, the provision for loan losses increased $207,000, or .9%, over the same period in 1996. The increase in the provision was necessary primarily to maintain the level of loan loss reserve coverage of outstanding loans, due to strong growth in the loan portfolio. The reserve to loans ratio as of September 30, 1997, was 1.57%, compared to 1.56% as of September 30, 1996 and 1.56% as of December 31, 1996. Additionally, net charge-offs, primarily in credit card loans, increased during the first nine months of 1997. Net charge-offs to average loans for the nine months ended September 30, 1997, were .34% compared to .27% during the first nine months of 1996. The amount of net charge-offs during the first nine months of 1997 was $15.9 million compared to $11.4 million during the first nine months of 1996. Net charge-offs on credit card loans increased $5.3 million for the first nine months of 1997 when compared to the first nine months of 1996, while all other charge-offs decreased $846,000 for the same period. In response to these credit card charge-offs, management has increased collection efforts, tightened credit scoring, more closely monitored available credit lines, and become more focused on past due monitoring.

The provision for loan losses remained fairly consistent in the third quarter of 1997 as compared to the same period in 1996. Net charge-offs to average loans for the quarter ended September 30, 1997, were .41% compared to .23% during the third quarter of 1996.

Capital Resources and Liquidity

Synovus continues to maintain its capital at levels which exceed the minimum regulatory guidelines. Additionally, based on internal calculations and previous regulatory exams, each of Synovus' subsidiary banks is currently in compliance with regulatory capital guidelines. Synovus' total risk-based capital was $952.9 million at September 30, 1997, compared to $863.3 million at December 31, 1996. The ratio of total risk-based capital to risk-weighted assets was 13.35% at September 30, 1997, compared to 12.97% at December 31, 1996. Synovus' leverage ratio at the end of the third quarter of 1997 was 9.71% compared to 9.36% at the end of 1996. Synovus' equity-to-assets ratio increased fifty basis points to 9.60% at September 30, 1997, when compared to year-end 1996.

Internal capital generation continues to support asset growth, as reflected in the third quarter 1997 equity-to-assets ratio exclusive of net unrealized gain
(loss) on investment securities available for sale of 9.56%, compared to 9.10% at year-end 1996.

Synovus' liquidity position has declined slightly since December 31, 1996. This decline is due to a decrease in liquid assets, primarily cash and other marketable securities. Synovus' maturity mix of investment securities and loan portfolios has not changed significantly during the first nine months of 1997. Synovus' liquidity ratio, liquid or readily marketable assets as a percentage of unsecured liabilities, remains strong as of September 30, 1997 at 35.05%.

Synovus' management monitors liquidity in coordination with the appropriate committees at each subsidiary bank. Management must ensure that adequate liquidity, at a reasonable cost, is available to meet the cash flow needs of depositors, borrowers, and creditors. Management constantly monitors and maintains appropriate levels of assets and liabilities so that maturities of assets can provide adequate funding to meet estimated customer withdrawals and future loan requests. Additionally, Synovus subsidiary banks have access to overnight federal funds lines with various financial institutions, which total approximately $1.3 billion, that can be drawn upon for short-term liquidity needs. Synovus also holds a $20 million line of credit.

Total System Services, Inc. (TSYS) formally unveiled the design plan for its corporate campus at a press conference following a preview of the design at its annual shareholders' meeting on April 14, 1997. The campus will serve as TSYS' corporate headquarters and will house administrative, client contact, and programming team members and will allow for significant growth. Ground was broken on the project in September and development of the campus is underway. TSYS expects to enter into an operating lease agreement for the purpose of financing construction costs for the new corporate campus. Under the agreement, the lessor would purchase the properties, pay for the construction costs and thereafter lease the facilities to TSYS. The initial lease term would be three years. The lease would provide for substantial residual value guarantees and would include purchase options at original cost of the property. Real estate taxes, insurance, maintenance and operating expenses applicable to the leased property would be obligations of TSYS.

Also, TSYS began expansion of its operations center in 1997. This expansion will include space for the card production services now located in downtown Columbus, Georgia. In addition, a building is nearing completion on the north Columbus, Georgia site to serve as headquarters for one of TSYS' subsidiaries. These two construction projects are expected to be approximately $12 million. TSYS is a majority-owned, publicly traded subsidiary of Synovus.

The consolidated statements of cash flows detail Synovus' cash flows from operating, investing, and financing activities. Operating activities provided net cash of $177.7 million during the first nine months of 1997, while $241.4 million was provided by financing activities. Investing activities utilized $488.0 million of this amount, resulting in a decrease in cash and cash equivalents of $68.9 million.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the first nine months of 1997 were $8.7 billion, up 8.3% over the first nine months of 1996 average of $8.1 billion. Average earning assets were up 8.5% in the first nine months of 1997 over the same period a year ago and represented 91% of average total assets. When compared to the same period last year, average deposits, average federal funds purchased and securities sold under agreement to repurchase, and average shareholders' equity increased $441.5 million, $90.5 million, and $100.3 million, respectively. This growth provided the funding for the $542.2 million growth in average net loans, along with an $89.7 million increase in average investment securities.

Net interest income was $305.6 million for the nine months ended September 30, 1997, up $28.2 million, or 10.1%, over the $277.4 million reported in the nine months ended September 30, 1996. Net interest income, on a tax-equivalent basis, for the first nine months of 1997 increased $28.0 million, or 9.9%, over the same period in 1996.

Net interest income was $104.8 million for the third quarter of 1997, up $9.2 million, or 9.6%, over the $95.6 million reported for the third quarter of 1996. Net interest income, on a tax-equivalent basis, for the third quarter of 1997 increased $9.2 million, or 9.5%, over the third quarter of 1996.

The year-to-date net interest margin was 5.25%, up seven basis points from the same period last year. This increase resulted from a two basis point decrease in the effective cost of interest bearing liabilities, and a five basis point increase in the yield on interest earning assets. The decrease in the effective cost of interest bearing liabilities was primarily due to higher cost certificates of deposit maturing and being reinvested in lower yield deposit instruments. Approximately half of the loan portfolio floats with changes in the prime rate. The increase in the yield on interest earning assets resulted from an average prime rate increase of fourteen basis points in the first nine months of 1997, along with maturing securities being reinvested into higher earning investments. Strong loan growth also contributed to an improvement in the earning asset mix.

The tax-equivalent adjustment required to make yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% federal income tax rate in both 1997 and 1996.

                                           Nine Months Ended  Three Months Ended
 (In thousands)                               September 30,       September 30,
                                          ------------------  ------------------
                                            1997      1996      1997      1996
                                          --------   -------  --------   -------
Interest income                           $537,870   492,700   185,047   168,609
Taxable-equivalent adjustment                3,543     3,732     1,193     1,186
                                          --------   -------  --------   -------
Interest income, taxable-equivalent        541,413   496,432   186,240   169,795
Interest expense                           232,264   215,252    80,204    72,977
                                          --------   -------  --------   -------
Net interest income, taxable-equivalent   $309,149   281,180   106,036    96,818
                                          ========   =======   =======   =======

Non-Interest Income

Total non-interest income during the first nine months of 1997 increased $48.7 million, or 15.8%, over the same period in 1996. This increase in non-interest income resulted primarily from higher data processing revenues, which increased $37.7 million, or 17.6%, during the nine months ended September 30, 1997, over the same period in 1996. Additionally, increases in revenues from service charges on deposit accounts, credit card servicing fees and income from TSYS joint ventures contributed to the overall increase in non-interest income.

Total non-interest income during the quarter ended September 30, 1997, increased $14.9 million, or 13.6%, over the third quarter of 1996, resulting primarily from increased data processing revenues, service charges on deposit accounts, and credit card servicing fees.

Data processing services revenue is derived principally from the servicing of individual bankcard accounts for the card issuing customers of TSYS. TSYS' revenues from bankcard data processing services increased $37.2 million, or 18.5%, in the first nine months of 1997, compared to the first nine months of 1996. Comparing the third quarter of 1997 to the third quarter of 1996, revenue from bankcard data processing services increased $10.5 million, or 14.6%.
Increased revenues from bankcard data processing are attributable to the conversion of cardholder accounts of new customers and growth in the card portfolios of existing customers. During the first nine months of 1997, TSYS converted approximately 4.5 million new cardholder accounts to TS2. Internal growth of existing customers accounted for approximately 6.2 million additional cardholder accounts. Increases in the volume of authorizations and transactions associated with the additional cardholder accounts, as well as growth in new services offered, also contributed to the increased revenues.

During the first quarter of 1997, TSYS successfully completed the conversions of Bank of America's remaining cardholder accounts to TS2. Near the end of the first quarter of 1997, TSYS announced an extension of its long-term processing contract with NationsBank, a major customer, to the year 2005.

A significant amount of TSYS' revenues is derived from certain major customers who are processed under long-term contracts. For the nine and three months ended September 30, 1997, two customers combined accounted for approximately 26% and 25% of TSYS' total revenues, respectively, compared to 30% and 29% for the same periods in 1996. The impact of these two customers on Synovus' revenues was approximately 10.4% and 9.9% for the nine and three months ended September 30, 1997, respectively. Recently, one of these major customers of TSYS announced its intention to sell its credit card business by mid 1998. TSYS and the major customer have a contract that runs until August 2000, and at the customer's instruction, TSYS is proceeding with converting the customer's accounts to TS2 in 1998. TSYS' management remains optimistic that it will be successful in retaining the processing of this credit card business after its sale and the expiration of the current contract. However, the loss of either of TSYS' major customers could have a material adverse effect on TSYS' financial condition and results of operations.

During the third quarter of 1997, TSYS announced that one of its subsidiaries, Lincoln Marketing, Inc., had changed its name to TSYS Total Solutions, Inc. The new name reflects the full range of solutions that TSYS offers in the marketplace. TSYS Total Solutions, Inc. has been a wholly owned subsidiary of TSYS since 1992.

Non-Interest Expense

Total non-interest expense for the nine months ended September 30, 1997, increased $44.2 million, or 10.8%, over the same period in 1996. Total non-interest expense for the third quarter of 1997 increased $12.9 million, or 9.1%, over the third quarter of 1996. Management analyzes non-interest expense in two separate components: banking operations and TSYS. The following table summarizes this data for the first nine months of 1997 and 1996.

                                                   1997               1996
                                         ------------------   -----------------
(In thousands)                             Banking     TSYS   Banking     TSYS
                                         ----------  -------  --------  -------
Salaries and other personnel expenses      $143,590  111,278   130,027   91,865
Net occupancy and equipment expense          31,234   72,070    28,902   61,161
Other operating expenses                     49,081   41,243    48,764   40,279
Special FDIC assessment                         ---      ---     4,546      ---
Minority interest in subsidiary's net income  6,099      ---     4,854      ---
                                           --------  -------  --------  -------
Total non-interest expense                 $230,004  224,591   217,093  193,305
                                           ========  =======  ========  =======

In the first nine months of 1997, non-interest expense for Synovus' banking operations increased $12.9 million, or 5.9%. During the third quarter of 1997, non-interest expense increased $3.0 million , or 4.0%, compared to the third quarter of 1996. The primary reasons for this increase relate to normal salary increases and additional employees which was partially offset by a decrease in FDIC assessment. The number of employees related to Synovus' banking operations as of September 30, 1997 increased 8.2% to 4,564 compared to 4,219 as of September 30, 1996.

Non-interest expense related to TSYS increased 16.2% and 15.1% for the nine and three months ended September 30, 1997, respectively, compared to the same periods in 1996. TSYS' increase in non-interest expense is also attributable to the addition of personnel. As of September 30, 1997, the number of employees was 3,039, up 17.2% from 2,594 employees as of September 30, 1996.

Synovus signed a letter of intent with Marshall & Ilsley Corporation to outsource certain data processing functions in 1998. Contract negotiations are still underway, as such, management cannot fully estimate the impact on 1998.

Synovus and TSYS are continuing the ongoing project to ensure that processing systems are year 2000 compliant. For Synovus and TSYS, the project is expected to be completed in the fourth quarter of 1998, with the testing phase to be performed in 1999. TS2 was designed to be year 2000 compliant. The preliminary estimate of the expected internal and external resources needed to complete the entire project for both Synovus and TSYS is not expected to be material to the financial position or results of operations.

Income Tax Expense

Income tax expense for the nine months ended September 30, 1997, was $67.4 million compared to $55.2 million for the same period a year ago. Income tax expense for the third quarter of 1997 was $24.0 million compared to $20.3 million in the third quarter of 1996. The effective tax rate for the first nine months of 1997 and 1996 was 36.3% and 36.1%, respectively.

Legal Proceedings

Synovus is subject to various legal proceedings and claims which arise in the ordinary course of its business. Any litigation is vigorously defended by Synovus and, in the opinion of management, based on consultation with external legal counsel, any outcome of such litigation would not materially affect Synovus' consolidated financial position or results of operations.

Currently, multiple lawsuits seeking class action treatment are pending against one of Synovus' Alabama banking subsidiaries that involve: (1) the sale of credit life insurance made in connection with consumer credit transactions; (2) payments of service fees or interest rebates to automobile dealers in connection with the assignment of automobile credit sales contracts to that Synovus subsidiary; and (3) the forced placement of insurance to protect that Synovus subsidiary's interest in collateral for which consumer credit customers have failed to obtain or maintain insurance. These lawsuits seek unspecified damages, including punitive damages. Two of the actions in which the sale of credit life insurance is at issue have been certified as class actions and have been deemed to include consumer credit customers of the subsidiary over a 20-year period. Synovus intends to vigorously contest these lawsuits and all other litigation to which Synovus and its subsidiaries are parties. Based upon information presently available, and in light of legal, equitable, and factual defenses available to Synovus and its subsidiaries, contingent liabilities arising from the threatened and pending litigation are not considered material. It should be noted, however, that large punitive damage awards, bearing little relation to the actual damages sustained by plaintiffs, have been awarded in Alabama.


                          PART II - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

(a) Exhibits

      (11)  Statement re Computation of Per Share Earnings

      (27) Financial Data Schedule (for SEC purposes only, not enclosed herewith)

(b) Report on Form 8-K

    The following report on Form 8-K was filed during the third quarter of 1997.

    (1) The report filed on August 15, 1997, included the following event:

    On August 15, 1997, Synovus Financial Corp. released a summary of selected statistical data on both a pre-stock split and post-stock split basis resulting from a three-for-two stock split distributed on April 8, 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SYNOVUS FINANCIAL CORP.

Date:  November 13, 1997                  BY: /s/ Thomas J. Prescott
                                             ----------------------------------
                                             Thomas J. Prescott
                                             Executive Vice President and
                                             Chief Financial Officer


                               INDEX TO EXHIBITS


                                                      Sequentially
Exhibit Number          Description                   Numbered Page
--------------  ----------------------------          -------------
    11          Statement re Computation of                 23
                Per Share Earnings

    27          Financial Data Schedule
                (for SEC purposes only, not
                enclosed herewith)