Form 10-K
period 1997-12-31
SYNOVUS FINANCIAL CORP
filed 1998-03-20
CIK 18349

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 1997 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______to_____________

Commission file number              1-10312

                             SYNOVUS FINANCIAL CORP.
             (Exact Name of Registrant as specified in its charter)

     Georgia                                                58-1134883
(State or other jurisdiction of incorporation             (I.R.S. Employer
 or organization                                        Identification No.)

One Arsenal Place, 901 Front Avenue
Suite 301, Columbus, Georgia                                   31901
(Address of principal executive offices)                      (Zip Code)
(Registrant's telephone number, including area code)          (706) 649-2387

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
-----------------------------          -----------------------------------------
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

                  YES     X                             NO___________
                      ---------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 12, 1998, 175,265,721 shares of the $1.00 par value common stock of Synovus Financial Corp. were outstanding, and the aggregate market value of the shares of $1.00 par value common stock of Synovus Financial Corp. held by non-affiliates was approximately $4,087,000,000 (based upon the closing per share price of such stock on said date).

     Portions of the 1997 Annual Report to Shareholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of Registrant dated March 13, 1998 are incorporated in Part III of this report.


                Registrant's Documents Incorporated by Reference

                                            Part Number and Item
Document Incorporated                       Number of Form 10-K Into
by Reference                                Which Incorporated
--------------------------                  -----------------------------
Pages F-10, F-21 through                    Part I, Item 1, Business
F-28, and F-32 through F-55
of Registrant's 1997 Annual Report
to Shareholders

Pages F-16, and F-21 through F-23           Part I, Item 2, Properties
of Registrant's 1997 Annual Report to
Shareholders

Pages F-21 through F-23 of                  Part I, Item 3, Legal
Registrant's 1997 Annual Report             Proceedings
to Shareholders

Pages F-51 through F-53                     Part II, Item 5, Market
of Registrant's 1997 Annual                 for Registrant's Common
Report to Shareholders                      Equity and Related
                                            Stockholder Matters

Page F-32 of Registrant's                   Part II, Item 6,
1997 Annual Report to                       Selected
Shareholders                                Financial Data

Pages F-32 through F-54                     Part II, Item 7,
of Registrant's                             Management's Discussion
1997 Annual Report to                       and Analysis of Financial
Shareholders                                Condition and Results of
                                            Operations

Page F-50 of Registrant's 1997              Part II, Item 7A, Quantitative
Annual Report to Shareholders               and Qualitative Disclosures
                                            About Market Risk

Pages F-2 through F-30, and F-55            Part II, Item 8,
of Registrant's 1997                        Financial Statements and
Annual Report to Shareholders               Supplementary Data

Pages 3 through 6, 9 and 10,                Part III,  Item 10,
and 25 of Registrant's Proxy                Directors and Executive
Statement in connection with                Officers of the Registrant
its Annual Shareholders' Meeting
to be held April 23, 1998

Pages 10  through  14,  and                 Part III,  Item 11,
Page 18 of  Registrant's  Proxy             Executive  Compensation
Statement in connection  with its
Annual  Shareholders'
Meeting to be held April 23, 1998

Pages 6 through 8, and 20 through           Part III,  Item 12,
23 of  Registrant's  Proxy Statement        Security Ownership of
in connection with its Annual               Certain Beneficial Owners
Shareholders' Meeting to be held            and Management
April 23, 1998

Pages 18 and 19,  22,  24,  and 25          Part  III,  Item 13,
of  Registrant's  Proxy Statement in        Certain Relationships
connection with its Annual Shareholders'    and Related Transactions
Meeting to be held April 23, 1998

Pages F-2 through F-30                      Part IV, Item 14,
of Registrant's 1997                        Exhibits, Financial Statement
Annual Report to Shareholders               Schedules and Reports on
                                            Form 8-K


                                Table of Contents

Item No.            Caption                                             Page No.
---------           -----------                                        ---------
Part I

         1.       Business                                                     2

         2.       Properties                                                   8

         3.       Legal Proceedings                                            9

         4.       Submission of Matters to a Vote of                           9
                    Security Holders

Part II

         5.       Market for Registrant's Common Equity                        9
                    and Related Stockholder Matters

         6.       Selected Financial Data                                      9

         7.       Management's Discussion and Analysis                         9
                    of Financial Condition and Results
                    of Operations

         7A.      Quantitative and Qualitative Disclosures About Market Risk   9

         8.       Financial Statements and Supplementary                      10
                    Data

         9.       Changes In and Disagreements With                           10
                    Accountants on Accounting and Financial Disclosure

Part III

         10.      Directors and Executive Officers of the Registrant          10

         11.      Executive Compensation                                      10

         12.      Security Ownership of Certain                               10
                    Beneficial Owners and Management

         13.      Certain Relationships and Related                           11
                    Transactions

Part IV

         14.      Exhibits, Financial Statement Schedules,                    11
                    and Reports on Form 8-K


                                     Part I

     Certain statements contained in this Annual Report on Form 10-K and the exhibits hereto which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in future filings by Synovus Financial Corp.(R) ("Synovus(R)") with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Synovus or it's management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

     Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (iii) inflation, interest rate, market and monetary fluctuations; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users;
(v) changes in consumer spending, borrowing and saving habits; (vi) technological changes; (vii) acquisitions; (viii) the ability to increase market share and control expenses; (ix) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which Synovus and its subsidiaries must comply; (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xi) changes in Synovus' organization, compensation and benefit plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xiii) the success of Synovus at managing the risks involved in the foregoing.

     Such forward-looking statements speak only as of the date on which such statements are made, and Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

                                        1


Item 1.  Business.

Business and Business Segments.

     Synovus is an $9.3 billion asset multi-financial services company which is a registered bank holding company as defined under federal law in the bank Holding Company Act of 1956, as amended (the "BHCA"), and under the bank holding company laws of the State of Georgia (the "Georgia Act"). As a bank holding company, Synovus is subject to supervision and regulation by the Board of Governors of the Federal Reserve System ("Board") and the Department of Banking and Finance of the State of Georgia ("Georgia Banking Department"). Synovus conducts a broad range of financial services through its banking and bank-related subsidiaries and affiliates.

     Synovus is engaged in two principal business segments: banking (which encompasses commercial banking, trust services, mortgage banking, credit card banking and certain securities brokerage operations), and bankcard data processing. While each of these activities is directly related to the provision of financial services, their separation for financial reporting purposes is appropriate under Statement of Financial Accounting Standards No. 14 and the rules of the Securities and Exchange Commission ("SEC"). See Note 12 of Notes to Consolidated Financial Statements on page F-24 of Synovus' 1997 Annual Report to Shareholders which is specifically incorporated herein by reference.

Banking and Bank-Related Subsidiaries and Services.

     Synovus currently has thirty-four wholly owned first and second tier commercial banking subsidiaries located in four states. Of the 34 bank subsidiaries, 21 are located in Georgia with approximately $5.1 billion in assets, seven are located in Alabama with approximately $2 billion in assets, five are located in Florida with approximately $658 million in assets and one is located in South Carolina with approximately $1.4 billion in assets. Synovus' commercial banking subsidiaries are hereinafter sometimes collectively referred to as the "Banks."

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

------------------
     Synovus Financial Corp., Synovus, Synovus Securities, Inc., Synovus Mortgage Corp., Columbus Bank and Trust Company and CB&T are federally registered service marks of Synovus Financial Corp. TSYS, TS2, Total System Services, Inc. and THE TOTAL SYSTEM are federally registered service marks of Total System Services, Inc.
                                        2


     Synovus owns the federally registered service marks of Synovus Financial Corp., Synovus, the stylized S logo, Synovus Mortgage Corp. and Synovus Securities, Inc. Synovus also owns other service marks. In the opinion of management of Synovus, the loss of the right to use such marks would not materially affect Synovus' business.

     The bank-related subsidiaries of Synovus are: (1) Synovus Securities, Inc.(R), Columbus, Georgia ("Synovus Securities"), which specializes in professional portfolio management for fixed-income securities, the execution of securities transactions as a broker/dealer and the provision of individual investment advice on equity and other securities; (2) Synovus Trust Company(sm), Columbus, Georgia, one of the southeast's largest providers of trust services;
(3) Synovus Mortgage Corp.(R), Birmingham, Alabama, which offers mortgage servicing; and (4) Synovus Technologies, Inc.(sm), Columbus, Georgia, which facilitates the use of technology by and participates in the development of new products and services for the Banks. (During 1997, Synovus Technologies, Inc. was named Synovus Data Corp. and provided general bank data processing services to the Banks.)

Bankcard Data Processing and Other Affiliates and Services.

     Business. Established in 1983 as an outgrowth of an on-line accounting and bankcard data processing system developed for Synovus' wholly owned subsidiary, Columbus Bank and Trust Company(R) ("CB&T(R)"), Total System Services, Inc.(R) ("TSYS(R)") is now one of the world's largest credit, debit, commercial and private-label card processing companies. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol "TSS," TSYS provides a comprehensive on-line system of data processing services marketed as THE TOTAL SYSTEM(R), servicing issuing institutions throughout the United States, Puerto Rico, Canada and Mexico, representing approximately 93 million cardholder accounts. TSYS provides card production, domestic and international clearing, statement preparation, customer service support, and management support. Synovus owns 80.7 percent of TSYS.

     During 1997, TSYS had four wholly owned subsidiaries: (1) Columbus Depot Equipment Company(sm) ("CDEC(sm)"), which sells and leases computer related equipment associated with TSYS' bankcard data processing services; (2) Mailtek, Inc.(sm) ("Mailtek"), which provides full-service direct mail production services and offers data processing, list management, laser printing, computer output microfiche, card embossing, encoding and mailing services; (3) TSYS Total Solutions, Inc.(sm) ("TSI")(formerly Lincoln Marketing, Inc.), which provides correspondence, fulfillment, telemarketing, data processing and mailing services; and (4) Columbus Productions, Inc.(sm) ("CPI"), which provides full-service commercial printing and related services. On December 31, 1997, Mailtek was merged into TSI and TSI continues to provide the services formerly provided by Mailtek.

     TSYS also holds a 49% equity interest in a joint venture company named Total System Services de Mexico, S.A. de C.V., which provides credit card related processing services to Mexican banks, and a 50% interest in Vital Processing Services L.L.C., a joint venture with Visa U.S.A. Inc. that combines the front-end authorization and back-end accounting and settlement processing of merchants.

                                        3


     Due to the seasonal nature of the credit card industry, TSYS' revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season.

     Service Marks. TSYS owns the federally registered service marks TSYS, TS2, Total System Services, Inc. and THE TOTAL SYSTEM, to which TSYS believes strong customer identification attaches. TSYS also owns other service marks. Management does not believe the loss of such marks would have a material impact on the business of TSYS.

     Major Customers. A significant amount of TSYS' revenues are derived from certain major customers who are processed under long-term contracts. For the year ended December 31, 1997, AT&T Universal Card Services Corp. and NationsBank accounted for 14.35% and 11.13%, respectively, of TSYS' total revenues. As a result, the loss of one of TSYS' major customers could have a material adverse effect on TSYS' results of operations.

     See "Non-Interest Income" under the "Financial Review" Section on pages F-36 and F-37, "Non-Interest Expense" under the "Financial Review" Section on pages F-37 and F-38, and Note 10 of Notes to Consolidated Financial Statements on pages F-21 through F-23 of Synovus' 1997 Annual Report to Shareholders which are specifically incorporated herein by reference.

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

                                        4


Banking Department for approval of said acquisition.

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act"), effective September 29, 1995, bank holding companies were permitted to acquire banks in any state. Under the Interstate Banking Act, effective June 1, 1997, banks may merge or consolidate across state lines, unless either of the states involved elected to prohibit such merger or consolidation prior to May 31, 1997. Finally, under the Interstate Banking Act, states may authorize banks from other states to engage in branching across state lines.

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

     The Board has issued guidelines for the implementation of risk-based capital requirements by U.S. banks and Bank holding companies. See "Capital Resources and Dividends" under the "Financial Review" Section on pages F-51 through F-53 and Note 13 of Notes to Consolidated Financial Statements on pages F-25 through F-28 of Synovus' 1997 Annual Report to Shareholders which are specifically incorporated herein by reference.

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

     As a result of the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the Federal Deposit Insurance Corporation ("FDIC") can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with: (i) the default of a commonly controlled FDIC insured depository institution; or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. All of Synovus' subsidiary banks are FDIC insured depository institutions within the meaning of FIRREA.

     The principal source of funds for the payment of dividends by Synovus is dividends paid to it by its subsidiary banks. Various federal and state statutory provisions limit the assessment of dividends that may be paid to Synovus by its subsidiary banks. See "Parent Company" under the "Financial Review" Section on page F-54, and Note 13 of Notes to Consolidated Financial Statements on pages F-25 through F-28 of

                                        5

Synovus' 1997 Annual Report to Shareholders which are specifically incorporated herein by reference.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 "FDICIA" required the various federal banking regulatory agencies to issue regulations on a broad range of issues including capital standards, non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation, additional disclosure regarding loans and deposits to enhance consumer protection, limits on state Bank powers, audit requirements and examination requirements. Various federal regulatory agencies have adopted regulations which, among other matters, implement provisions of FDICIA that require or permit the respective federal regulatory agencies to take specific supervisory actions when FDIC- insured institutions come within one of five specific capital categories. The five capital categories are designated as
(1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly under-capitalized, and (5) critically undercapitalized. FDICIA defines well capitalized banks or bank holding companies as entities having a total risk-based capital ratio of 10% or higher, a Tier 1 risk-based capital ratio of 6% or higher and a leverage ratio of 5% or higher. At December 31, 1997 Synovus and its significant bank subsidiaries had adequate capital to be classified as well capitalized institutions under the FDICIA regulations. See
Note 13 of Notes to Consolidated Financial Statements on pages F-25 through F-28 of Synovus' 1997 Annual Report to Shareholders which is specifically incorporated herein by reference.

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

     Also, the payment of management fees by banking subsidiaries of a bank holding company is subject to supervision and regulation by the Georgia Banking Department,
                                        6


Florida Banking Department, Alabama Banking Department, the OCC, the Board and the FDIC. The payment of management fees by non-banking subsidiaries of a bank holding company is also subject to supervision and regulation by the Board.

     Numerous other federal and state laws, as well as regulations promulgated by the Board, the Georgia Banking Department, Florida Banking Department, Alabama Banking Department, the OCC and the FDIC govern almost all aspects of the operations of the Banks.

Employees.

     On February 28, 1998, Synovus had 7,496 full time employees, 3,158 of whom are employees of TSYS.

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

     TSYS' major competitor in the bankcard data processing industry is First Data Resources, Inc., a wholly owned subsidiary of First Data Corporation, which is headquartered in Omaha, Nebraska, and provides bankcard data processing services, including authorization and data entry services. The principal methods of competition between TSYS and First Data Resources are price, quality, features and functionality, and reliability of service. Certain other subsidiaries of First Data Corporation also compete with TSYS. In addition, there are a number of other companies which have the necessary financial resources and the technological ability to develop or acquire products and, in the future, to provide services similar to those being offered by TSYS.

Selected Statistical Information.

     The "Financial Review" Section, which is set forth on pages F-32 through F-55 of Synovus' 1997 Annual Report to Shareholders, which includes the information encompassed within "Selected Statistical Information", is specifically incorporated herein by reference.

Item 2.  Properties.

     Synovus and its subsidiaries own, in some cases subject to mortgages or other security interests, or lease all of the real property and/or buildings on which it is located. All of such buildings are in a good state of repair and are appropriately designed for the purposes for which they are used.

     See Note 6 and Note 10 of Notes to Consolidated Financial Statements on page F-16, and pages F-21 through F-23, of Synovus' 1997 Annual Report to Shareholders which are specifically incorporated herein by reference.

     CB&T occupies an approximately 225,000 square foot building known as the Uptown Center in Columbus, Georgia which provides office space for most of its operations.

     TSYS occupies a 252,000 square foot production center which is located on a
40.4 acre tract of land in north Columbus, Georgia ("North Center"). Primarily a production center, this facility houses TSYS' primary data processing computer operations, statement preparation, mail handling, microfiche production and purchasing, as well as other related operations. TSYS began expanding the North Center in 1997 to add additional space to house TSYS' card production services.

A separate 72,000 square foot building was completed on the North Center property in 1997 to serve as TSI's headquarters.

     TSYS owns a 110,000 square foot building on a 23 acre site in Columbus, Georgia which accommodates current and future space needs for technical staff.

     During 1997, TSYS entered into an operating lease agreement for the purpose of financing its 540,000 square foot new campus-type facility on approximately 46 acres of land in downtown Columbus, Georgia. The campus facility will consolidate most of TSYS' multiple Columbus locations and will facilitate future growth. The campus development will be a multi year phased project.

Item 3.  Legal Proceedings.

     See Note 10 of Notes to  Consolidated  Financial  Statements  on pages F-21
through  F-23  of  Synovus'  1997  Annual  Report  to   Shareholders   which  is
specifically incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     Shares of common stock of Synovus are traded on the New York Stock Exchange under the symbol "SNV." See "Capital Resources and Dividends" under the "Financial Review" Section which is set forth on pages F-51 through F-53 of Synovus' 1997 Annual Report to Shareholders which is specifically incorporated herein by reference.

Item 6.  Selected Financial Data.

     See "Five Year Selected Financial Data" under the "Financial Review" Section which is set forth on page F-32 of Synovus' 1997 Annual Report to Shareholders which is specifically incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The "Financial Review" Section which is set forth on pages F-32 through F-55 of Synovus' 1997 Annual Report to Shareholders, which includes the information encompassed by "Management's Discussion and Analysis of Financial Condition and Results of Operations", is specifically incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     See "Market Risk" under the "Financial  Review"  Section which is set forth
on  page  F-50  of  Synovus'  1997  Annual  Report  to  Shareholders   which  is
specifically incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     The "Summary of Quarterly Financial Data" Section which is set forth on page F- 55, and the "Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders' Equity, Consolidated Statements of Cash Flows, Summary of Significant Accounting Policies, Notes to Consolidated Financial Statements and Independent Auditors' Report" Sections which are set forth on pages F-2 through F-30 of Synovus' 1997 Annual Report to Shareholders are specifically incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.

     The "ELECTION OF DIRECTORS - Information Concerning Directors and Nominees" Section which is set forth on pages 3 and 4, the "ELECTION OF DIRECTORS -Information Concerning Directors and Nominees for Class I Directors General Information" Section which is set forth on pages 4 through 6, the "ELECTION OF DIRECTORS - Executive Officers" Section which is set forth on pages 9 and 10, and the "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE SECTION" which is set forth on page 25 of Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 23, 1998 are specifically incorporated herein by reference.

Item 11.  Executive Compensation.

     The "EXECUTIVE COMPENSATION - Summary Compensation Table; Stock Option Exercises and Grants; Compensation of Directors; Employment Contracts and Change in Control Arrangements; and Compensation Committee Interlocks and Insider Participation" Sections which are set forth on pages 10 through 14 and page 18 of Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 23, 1998 are specifically incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The "ELECTION OF DIRECTORS - Information Concerning Directors and Nominees for Class I Directors - Synovus Common Stock Ownership of Directors and Management" Section which is set forth on pages 6 through 8, the "PRINCIPAL

SHAREHOLDERS" Section which is set forth on pages 20 and 21, and the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - TSYS Common Stock Ownership of Directors and Management" Section which is set forth on pages 22 and 23 of Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 23, 1998 are specifically incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The "EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider Participation" Section which is set forth on page 18, "EXECUTIVE COMPENSATION -Transactions with Management" Section which is set forth on pages 18 and 19, the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - Beneficial Ownership of TSYS Common Stock by Columbus Bank" Section which is set forth on page 22, the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES
- Interlocking Directorates of Synovus, Columbus Bank and TSYS" Section which is set forth on page 22, and the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - Transactions and Agreements Between Synovus, Columbus Bank, TSYS and Certain of Synovus' Subsidiaries" Section which is set forth on pages 24 and 25 of Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 23, 1998 are specifically incorporated herein by reference.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)      1.       Financial Statements

                           The following Consolidated Financial Statements of Synovus Financial Corp. and its subsidiaries are specifically incorporated by reference from pages F-2 through F-30 of Synovus' 1997 Annual Report to Shareholders, in response to Item 8, Part II, Financial Statements and Supplementary Data.

                             Consolidated Balance Sheets - December 31,1997 and 1996

                             Consolidated Statements of Income - Years Ended December 31, 1997, 1996 and 1995

                             Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 31, 1997, 1996 and 1995

                             Consolidated Statements of Cash Flows - Years Ended

                             December 31, 1997, 1996 and 1995

                             Summary of Significant Accounting Policies -
                             December 31, 1997, 1996 and 1995

                             Notes to Consolidated Financial Statements -
                             December 31, 1997, 1996 and 1995

                             Independent Auditors' Report

                  2.       Financial Statement Schedules

                           Financial Statement Schedules - None applicable because the required information has been incorporated in the Consolidated Financial Statements of Synovus Financial Corp. and its subsidiaries incorporated by reference herein.

                  3.       Exhibits

                           Exhibit
                           Number           Description
                           ---------        ------------
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

                                   3.2 Bylaws, as amended, of Synovus, incorporated by reference to Exhibit
                                            3.2 of  Synovus'  Annual  Report  on
                                            Form 10-K for the fiscal  year ended
                                            December 31, 1996, as filed with the
                                            Commission on March 6, 1997.

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

                                  10.6 Consulting Agreement of H. Lynn Page with Synovus incorporated by reference to Exhibit 10.6 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 29, 1993.

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

                                  10.12 Life Insurance Trusts incorporated by reference to Exhibit 10.12 of Synovus' Annual Report on Form 10- K for the fiscal year ended December 31, 1992, as filed with the Commission on March 29, 1993.

                                  10.13 Supplemental Compensation Agreement, Incentive Compensation Agreements
                                            and     Performance     Compensation
                                            Agreement  with Richard E.  Anthony;
                                            which  Agreements  were  assumed  by
                                            Synovus on  December  31,  1992 as a
                                            result of its  acquisition  of First
                                            Commercial  Bancshares,   Inc.;  and
                                            which stock awards made  pursuant to
                                            the  Agreements  were converted at a
                                            ratio  of  1.5  to 1,  the  exchange
                                            ratio   applicable   to  the  merger
                                            incorporated by reference to Exhibit
                                            10.13 of Synovus'  Annual  Report on
                                            Form 10- K for the fiscal year ended
                                            December 31, 1992, as filed with the
                                            Commission on March 29, 1993.

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

                                  10.16     Synovus    Financial    Corp.   1994
                                            Long-Term       Incentive       Plan
                                            incorporated by reference to Exhibit
                                            10.16 of Synovus'  Annual  Report on
                                            Form 10-K for the fiscal  year ended
                                            December 31, 1994, as filed with the
                                            Commission on March 24, 1995.

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

                                  10.20 Consulting Agreement of Joe E. Beverly incorporated by reference to
                                            Exhibit  10.20  of  Synovus'  Annual
                                            Report on Form  10-K for the  fiscal
                                            year ended  December  31,  1996,  as
                                            filed with the  Commission  on March
                                            6, 1997.

                                  11.1      Statement of Computation of Net
                                            Income Per Common Share.

                                  13.1 Certain specified pages of Synovus' 1997 Annual Report to Shareholders which are specifically incorporated herein by reference.

                                  20.1 Proxy Statement, for the Annual Meeting of Shareholders of Synovus to be held on April 23, 1998, certain specified pages of which are specifically incorporated herein by reference.

                                  21.1      Subsidiaries  of  Synovus  Financial
                                            Corp.

                                  23.1      Independent Auditors' Consents.

                                  24.1 Powers of Attorney contained on the signature pages of the 1997 Annual Report on Form 10-K.

                                  27.1      Financial Data Schedule (for SEC use
                                            only).

                                  27.2 Amended and Restated Financial Data Schedule (for SEC use only).

                                  27.3 Amended and Restated Financial Data Schedule (for SEC use only).

                                  27.4 Amended and Restated Financial Data Schedule (for SEC use only).

                                  99.1 Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 1997 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

                                  99.2 Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 1997 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

     Synovus agrees to furnish the Commission, upon request, a copy of each instrument with respect to issues of long-term debt. The principal amount of any individual instrument, which has not been previously filed, does not exceed ten percent of the total assets of Synovus and its subsidiaries on a consolidated basis.

         (b)      Reports on Form 8-K.

     On November 25, 1997, Synovus filed a Report on Form 8-K with the Commission in connection with its notification by Standard & Poor's that Synovus would be added to the S&P 500 Index.

     On March 9, 1998, Synovus filed a Report on Form 8-K with the Commission in connection with: (1) its announcement of a 22.2% increase in its quarterly dividend; and (2) the announcement by TSYS that it is engaged in negotiations with Sears, Roebuck and Co. to support Sears' private label credit card accounts.

filings\snv\10k.97

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SYNOVUS FINANCIAL CORP.
                                                    (Registrant)

March 20, 1998                                  By:/s/James H. Blanchard
                                                   ---------------------
                                                   James H. Blanchard,
                                                   Chairman of the Board and
                                                   Principal Executive Officer

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

/s/William B. Turner                                    Date: March 20, 1998
-----------------------------------------------
William B. Turner,
Director and Chairman of
the Executive Committee


/s/James H. Blanchard                                   Date: March 20, 1998
-----------------------------------------------
James H. Blanchard,
Chairman of the Board and
Principal Executive Officer

/s/John T. Oliver, Jr.                                  Date: March 20, 1998
-----------------------------------------------
John T. Oliver, Jr.,
Director and Vice Chairman
of the Executive Committee


/s/James D. Yancey                                      Date: March 20, 1998
-----------------------------------------------
James D. Yancey,
Vice Chairman of the Board


/s/Richard E. Anthony                                   Date: March 20, 1998
-----------------------------------------------
Richard E. Anthony,
Vice Chairman of the Board


/s/Walter M. Deriso, Jr.                                Date: March 20, 1998
-----------------------------------------------
Walter M. Deriso, Jr.,
Vice Chairman of the Board


/s/Stephen L. Burts, Jr.                                Date: March 20, 1998
-----------------------------------------------
Stephen L. Burts, Jr.,
President


/s/Thomas J. Prescott                                   Date: March 20, 1998
------------------------------------------------
Thomas J. Prescott,
Executive Vice President, Treasurer,
Principal Accounting and Financial Officer

/s/Joe E. Beverly                                       Date: March 20, 1998
------------------------------------------------
Joe E. Beverly,
Director


/s/Richard Y. Bradley                                   Date: March 20, 1998
------------------------------------------------
Richard Y. Bradley,
Director


/s/C. Edward Floyd                                      Date: March 20, 1998
------------------------------------------------
C. Edward Floyd,
Director

/s/Gardiner W. Garrard, Jr.                             Date: March 20, 1998
-----------------------------------------------
Gardiner W. Garrard, Jr.,
Director


/s/V. Nathaniel Hansford                                Date: March 20, 1998
-----------------------------------------------
V. Nathaniel Hansford,
Director


/s/John P. Illges, III                                  Date: March 20, 1998
-----------------------------------------------
John P. Illges, III,
Director


/s/Mason H. Lampton                                     Date: March 20, 1998
----------------------------------------------
Mason H. Lampton,
Director


/s/Elizabeth C. Ogie                                    Date: March 20, 1998
----------------------------------------------
Elizabeth C. Ogie,
Director


/s/H. Lynn Page                                         Date: March 20, 1998
----------------------------------------------
H. Lynn Page,
Director


/s/Robert V. Royall, Jr.                                Date: March 20, 1998
----------------------------------------------
Robert V. Royall, Jr.,
Director


/s/Melvin T. Stith                                      Date: March 20, 1998
----------------------------------------------
Melvin T. Stith,
Director


/s/George C. Woodruff, Jr.                              Date: March 20, 1998
----------------------------------------------
George C. Woodruff, Jr.,
Director



filings\SNV\confo.sig