Form 10-Q
period 1998-03-31
SYNOVUS FINANCIAL CORP
filed 1998-05-14
CIK 18349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                 For the Quarterly Period Ended March 31, 1998
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

                                YES __X__      NO _____


            At April 30, 1998, 263,057,734 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.


                            SYNOVUS FINANCIAL CORP.

                                     INDEX



                                                                   Page
                                                                  Number

Part I.  Financial Information


     Item 1.  Financial Statements


     Consolidated Balance Sheets (unaudited)
     March 31, 1998 and December 31, 1997                            3


     Consolidated Statements of Income (unaudited)
     Three Months Ended March 31, 1998 and 1997                      4


     Consolidated Statements of Cash Flows (unaudited)
     Three Months Ended March 31, 1998 and 1997                      5


     Notes to Consolidated Financial Statements (unaudited)          6


     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             8


     Item 3.  Quantitative and Qualitative Disclosures
     about Market Risk                                              18



Part II.  Other Information


     Item 6. (a) Exhibits                                           19


             (b) Reports on Form 8-K                                19


Signature Page                                                      20



Exhibit Index                                                       21



            (11) Statement re Computation of Per Share Earnings     22


            (27) Financial Data Schedule (for SEC purposes
                 only, not enclosed herewith)




                                        PART I.  FINANCIAL INFORMATION
                                        ITEM 1 - FINANCIAL STATEMENTS

                                           SYNOVUS FINANCIAL CORP.
                                         CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)

                                                                                 March 31,     December 31,
(In thousands, except share and per share data)                                    1998            1997
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                        $  354,579          388,134
Interest earning deposits with banks                                                  928            1,272
Federal funds sold                                                                120,860           93,392
Investment securities available for sale                                        1,366,409        1,325,036
Investment securities held to maturity                                            313,185          330,137

Loans                                                                           6,712,216        6,615,584
   Less unearned income                                                            (5,919)          (5,712)
   Less reserve for loan losses                                                  (105,716)        (103,050)
-----------------------------------------------------------------------------------------------------------
      Loans, net                                                                6,600,581        6,506,822
-----------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                       302,589          297,227
Other assets                                                                      317,546          318,311
-----------------------------------------------------------------------------------------------------------
      Total assets                                                             $9,376,677        9,260,331
===========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Non-interest bearing                                                        $1,244,560        1,256,639
   Interest bearing                                                             6,645,242        6,451,288
-----------------------------------------------------------------------------------------------------------
      Total deposits                                                            7,889,802        7,707,927
Federal funds purchased and securities sold under agreement to repurchase         214,811          305,868
Long-term debt                                                                    117,860          126,174
Other liabilities                                                                 182,465          174,065
-----------------------------------------------------------------------------------------------------------
      Total liabilities                                                         8,404,938        8,314,034
-----------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiary                                       44,410           42,641
Shareholders' equity:
   Common stock - $1.00 par value; Authorized  600,000,000 shares;
      issued 263,181,583 in 1998 and 262,983,414 in 1997; outstanding
      263,006,319 in 1998 and 262,808,150 in 1997                                 263,182          262,983
   Surplus                                                                         18,748           17,777
   Less treasury stock - 175,264 shares in 1998 and 1997                           (1,285)          (1,285)
   Less unamortized restricted stock                                               (3,416)          (3,734)
   Accumulated other comprehensive income                                           5,971            5,700
   Retained earnings                                                              644,129          622,215
-----------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                  927,329          903,656
-----------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                               $9,376,677        9,260,331
===========================================================================================================
See accompanying notes to consolidated financial statements.



                                           SYNOVUS FINANCIAL CORP.
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
(In thousands, except per share data)                                          1998            1997
----------------------------------------------------------------------------------------------------
Interest income:
   Loans, including fees                                                     $159,754        146,023
   Investment securities:
      U.S. Treasury and U.S. Government agencies                               20,183         19,640
      Mortgage-backed securities                                                4,002          4,540
      State and municipal                                                       1,687          1,596
      Other investments                                                           549            312
   Federal funds sold                                                             764            276
   Interest earning deposits with banks                                            16             27
----------------------------------------------------------------------------------------------------
      Total interest income                                                   186,955        172,414
----------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                                    75,912         67,855
   Federal funds purchased and securities sold under
      agreement to repurchase                                                   3,104          4,908
   Long-term debt                                                               1,877          1,496
----------------------------------------------------------------------------------------------------
      Total interest expense                                                   80,893         74,259
----------------------------------------------------------------------------------------------------
      Net interest income                                                     106,062         98,155
Provision for losses on loans                                                   7,594          7,001
----------------------------------------------------------------------------------------------------
      Net interest income after provision
         for losses on loans                                                   98,468         91,154
----------------------------------------------------------------------------------------------------
Non-interest income:
   Data processing services                                                    91,329         78,952
   Service charges on deposit accounts                                         14,349         13,145
   Fees for trust services                                                      3,810          3,231
   Credit card fees                                                             2,515          2,278
   Securities gains (losses), net                                                 145            (32)
   Other operating income                                                      20,170         14,657
----------------------------------------------------------------------------------------------------
      Total non-interest income                                               132,318        112,231
----------------------------------------------------------------------------------------------------
Non-interest expense:
   Salaries and other personnel expense                                        94,691         83,337
   Net occupancy and equipment expense                                         35,916         33,001
   Other operating expenses                                                    34,032         29,154
   Minority interest in subsidiary's net income                                 1,974          1,639
----------------------------------------------------------------------------------------------------
      Total non-interest expense                                              166,613        147,131
----------------------------------------------------------------------------------------------------
      Income before income taxes                                               64,173         56,254
   Income tax expense                                                          22,960         20,447
----------------------------------------------------------------------------------------------------
      Net income                                                             $ 41,213         35,807
====================================================================================================
Net income per share :
   Basic                                                                     $   0.16           0.14
====================================================================================================
   Assuming dilution                                                             0.15           0.13
====================================================================================================
Weighted average shares outstanding:
   Basic                                                                      262,924        261,840
====================================================================================================
   Assuming dilution                                                          267,479        265,317
====================================================================================================

Dividends declared per share                                                 $   0.07           0.06
====================================================================================================


See accompanying notes to consolidated financial statements.



                                           SYNOVUS FINANCIAL CORP.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
-----------------------------------------------------------------------------------------------------------
(In thousands)                                                                       1998            1997
-----------------------------------------------------------------------------------------------------------
Operating Activities
   Net Income                                                                     $ 41,213          35,807
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for losses on loans                                               7,594           7,001
         Depreciation, amortization, and accretion, net                             13,076          12,038
         Deferred income tax expense (benefit)                                      (1,922)           (641)
         Increase in interest receivable                                              (595)         (1,733)
         Increase in interest payable                                                4,955           2,413
         Minority interest in subsidiary's net income                                1,974           1,639
         (Increase) decrease in mortgage loans held for sale                       (51,039)          8,939
         Other, net                                                                 14,414           8,757
-----------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                             29,670          74,220
-----------------------------------------------------------------------------------------------------------
Investing Activities
   Net decrease in interest earning deposits with banks                                344              50
   Net (increase) decrease in federal funds sold                                   (27,468)         30,082
   Proceeds from maturities and principal collections of investment
      securities available for sale                                                116,878          49,085
   Proceeds from sales of investment securities available for sale                  21,882          33,747
   Purchases of investment securities available for sale                          (179,507)       (105,188)
   Proceeds from maturities and principal collections of investment
      securities held to maturity                                                   27,489          23,351
   Purchases of investment securities held to maturity                             (10,546)        (12,430)
   Net increase in loans                                                           (50,314)       (131,177)
   Purchase of premises and equipment                                              (17,378)        (18,152)
   Disposal of premises and equipment                                                   65              54
   Proceeds from sale of other real estate                                           3,824             810
   Additions to contract acquisition costs                                          (5,457)        (14,614)
   Additions to computer software                                                   (7,149)         (6,472)
-----------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                               (127,337)       (150,854)
-----------------------------------------------------------------------------------------------------------
Financing Activities
   Net increase in demand and savings deposits                                     110,296          22,115
   Net increase (decrease) in certificates of deposit                               71,579         (37,028)
   Net increase (decrease) in federal funds purchased and securities
      sold under agreement to repurchase                                           (91,057)         47,685
   Principal repayments on long-term debt                                           (8,314)         (1,386)
   Proceeds from issuance of long-term debt                                            ---           5,000
   Dividends paid to shareholders                                                  (19,300)        (15,705)
   Proceeds from issuance of common stock                                              908             374
-----------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                             64,112          21,055
-----------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                              (33,555)        (55,579)
Cash and cash equivalents at beginning of period                                   388,134         404,952
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $354,579         349,373
===========================================================================================================
See accompanying notes to consolidated financial statements.



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

On April 23, 1998, Synovus declared a three-for-two stock split which will be effective on May 21, 1998 in the form of a 50% stock dividend. Accordingly, the stock split has been recognized in these consolidated financial statements by reclassifying $86.9 million, the par value of the additional shares resulting from the split, from surplus and retained earnings to common stock. All shares outstanding and per share amounts have been restated to reflect the stock split.

Note B - Supplemental Cash Flow Information

For the three months ended March 31, 1998 and 1997, Synovus
Financial Corp. (Synovus) paid income taxes of $1.8 million and $4.8 million, and interest of $75.9 million and $71.8 million, respectively.

Noncash investing activities consisted of loans of approximately
$2.2 million and $1.4 million which were foreclosed and transferred to other real estate during the three months ended
March 31, 1998 and 1997, respectively.

Depreciation, amortization, and accretion, net, for the three months ended March 31, 1998 and 1997 included amortization of internally developed computer software of $.8 million, for both periods. Internally developed computer software had a net carrying value of $24.1 million and $27.4 million at March 31, 1998 and 1997, respectively.

Note C - Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed in equal prominence with the other annual financial statements. For interim period financial statements, enterprises are required to disclose a total for comprehensive income in those financial statements. The term "comprehensive income" is used in SFAS No. 130 to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, "other comprehensive income" for Synovus consists solely of items previously recorded as a component of shareholders' equity under SFAS No. 52, "Foreign Currency Translation", and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Synovus has adopted the interim-period disclosure requirements of SFAS No. 130 effective March 31, 1998 and will adopt the annual financial statement reporting and disclosure requirements of SFAS No. 130 effective December 31, 1998.

Total comprehensive income for the three months ended March 31, 1998 was $41,484,000 compared to $27,450,000 for the three months ended March 31, 1997.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 supercedes SFAS No. 14, "Financial Reporting in Segments of a Business Enterprise", and establishes new standards for the disclosures made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected financial information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. Synovus does not expect that SFAS No. 131 will require significant revision of prior disclosures.

Note D - Other

Certain amounts in 1997 have been reclassified to conform with the presentation adopted in 1998.



                        ITEM 2 - MANAGEMENT'S DISCUSSION
                      AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Summary

Net income for the three months ended March 31, 1998, was $41.2 million, up $5.4 million, or 15.1%, from the same period a year ago. Basic net income per share increased to $.16 in the first three months of 1998 as compared to $.14 for the same period in 1997. This performance resulted in a return on average assets of 1.81% and a return on average equity of 18.16% for the three months ended March 31, 1998. This compares to a return on average assets of 1.70% and a return on average equity of 18.23% for the first three months of 1997.

On April 23, 1998, Synovus declared a three-for-two stock split which will be effective on May 21, 1998 in the form of a 50% stock dividend. Accordingly, the stock split has been recognized in these consolidated financial statements by reclassifying $86.9 million, the par value of the additional shares resulting from the split, from surplus and retained earnings to common stock. All shares outstanding and per share amounts have been restated to reflect the stock split.

Acquisitions

On April 15, 1998, Synovus announced a letter of intent to merge the $348 million asset Community Bank Capital Corporation (CBCC) into Synovus, for stock. CBCC is the parent company of the Bank of North Georgia. The Bank of North Georgia operates 6 full service offices in 3 counties north of Atlanta, as well as a full-service mortgage company.

A second acquisition in the fast growing communities north of Atlanta was announced on April 20, 1998. Synovus announced a letter of intent to acquire the $161 million asset Georgia Bank & Trust, for stock. Georgia Bank & Trust is headquartered in Calhoun, Georgia and operates 3 full service offices in Calhoun and Gordon County.

A definitive agreement to acquire, for stock, the $55 million asset Bank of Georgia located in Oconee County, Georgia near Athens was announced on April 22, 1998. The Bank of Georgia will be merged into Athens First Bank & Trust, an existing affiliate of Synovus. All three acquisitions should be completed during the third quarter of 1998.

Balance Sheet

During the first three months of 1998, total assets increased $116.3 million compared to December 31, 1997, resulting from net loan growth of $93.8 million. Providing the necessary funding for the balance sheet growth during the first three months of 1998, Synovus' deposit base grew $181.9 million and shareholders' equity increased $23.7 million. This balance sheet growth was partially offset by a $91.1 million decrease in federal funds purchased and securities sold under agreement to repurchase.

Loans

Synovus continues to increase its loan portfolio through a constant focus on meeting the needs of customers in the markets served while maintaining adherence to sound lending practices. As a result of this continued focus, loans have continued to grow throughout Synovus' affiliate markets, with the most significant growth at five subsidiaries which are headquartered in Columbia, South Carolina; Birmingham, Alabama; Tuscaloosa, Alabama; Huntsville, Alabama and Athens, Georgia. These five subsidiaries experienced significant loan growth of $17.9 million, $14.6 million, $9.9 million, $7.9 million, and $7.7 million, respectively, during the three months ended March 31, 1998. Loan growth resulted from increases during the first three months of 1998 in the loan categories as detailed in the following table.


                                                March 31,  December 31,
(In thousands)                                    1998        1997
-----------------------------------------------------------------------
Commercial:
Commercial, financial, and agricultural        $2,263,635   2,273,031
Real estate - construction                        855,232     835,162
Real estate - mortgage                          1,359,251   1,302,941
-----------------------------------------------------------------------
      Total commercial                          4,478,118   4,411,134
-----------------------------------------------------------------------
Retail:
Real estate - mortgage                          1,030,134   1,039,420
Consumer loans - credit card                      291,737     306,360
Consumer loans - other                            821,630     819,112
Mortgage loans held for sale                       90,597      39,558
-----------------------------------------------------------------------
      Total retail                              2,234,098   2,204,450
-----------------------------------------------------------------------
          Total loans                           6,712,216   6,615,584
Unearned income                                    (5,919)     (5,712)
-----------------------------------------------------------------------
          Total loans, net of unearned income  $6,706,297   6,609,872
=======================================================================


Asset Quality

Synovus continues to underwrite loans that provide diversification within the loan portfolios of the markets served while emphasizing customer relationships in small and middle market businesses. Commercial credits are routinely monitored for cash flows, liquidity, financial condition, and collateral adequacy. Management continues to focus on maintaining a high quality loan portfolio by knowing the markets served, as well as the individual borrowers, and continuing emphasis on loan officer training. As measured by general asset quality indicators, Synovus' asset quality remains strong. During the first three months of 1998, nonperforming assets, consisting of nonaccrual loans, restructured loans, and other real estate, decreased $2.2 million, while net loans increased $93.8 million.
 Synovus' nonperforming assets ratio was .40% as of March 31, 1998, which decreased four basis points from December 31, 1997.

The reserve for loan losses is maintained, through periodic additions to the reserve, at an appropriate level based on management's analysis of the potential risk inherent within the loan portfolio. When determining the amount of loan loss provision, several relevant factors are considered. These relevant factors include the level of loan growth, nonperforming loans, impaired loan balances, historical loan loss experience, the amount of loan losses charged against the reserve in the given period, and the current and anticipated economic conditions. Synovus' reserve for loan losses increased $2.6 million, or 2.6%, from $103.1 million at December 31, 1997 to $105.7 million at March 31, 1998. The primary factors related to this reserve increase were credit card charge-offs and loan growth.

Loans 90 days past due and still accruing decreased $2.1 million, or 11.2%, from $20.9 million at December 31, 1997 to $18.8 million at March 31, 1998. These loans were .32% of total loans at December 31, 1997 and .28% at March 31, 1998. Management believes that the value of the underlying collateral securing commercial and consumer loans is generally sufficient to cover the principal and interest payments on these loans and management does not expect a material increase in nonperforming assets in future periods as a result of the resolution of these delinquencies. Synovus, as well as the overall industry, has experienced an increase in credit card loan charge-offs; however, management does not consider these trends to be significant to the overall credit quality of Synovus. Credit card loans represent 4.3% of Synovus' total loan portfolio and have decreased since December 31, 1997. After consideration of the factors described above, management believes that the reserve for loan losses adequately reflects the reserves needed for any charge-offs related to the resolution of these loans.

The reserve to nonperforming loans and loans 90 days past due and still accruing was 288.9% at March 31, 1998, compared to 261.9% at year-end 1997. Management continues to focus on asset quality with an emphasis on proactive management of problem assets, early detection of potential problem assets, and timely charge-offs.


                                            March 31,    December 31,
(In thousands)                                1998           1997
---------------------------------------------------------------------
Nonperforming loans                         $ 17,805        18,472
Other real estate                              8,793        10,335
---------------------------------------------------------------------
Nonperforming assets                        $ 26,598        28,807
=====================================================================

Loans 90 days past due and still accruing   $ 18,783        20,881
=====================================================================

Reserve for loan losses                     $105,716       103,050
=====================================================================
Reserve for loan losses as a % of loans         1.58%         1.56
=====================================================================

As a % of loans and other real estate:
Nonperforming loans                             0.27%         0.28
Other real estate                               0.13          0.16
---------------------------------------------------------------------
Nonperforming assets                            0.40%         0.44
=====================================================================

Reserve to nonperforming loans                593.73%       557.87
=====================================================================

Provision for Loan Losses

During the first three months of 1998, the provision for loan losses increased $593,000 or 8.5%, over the same period in 1997. The increase in the provision was necessary primarily to maintain the level of loan loss reserve coverage of outstanding loans, due to growth in the loan portfolio. The reserve to loans ratio as of March 31, 1998 was 1.58%, compared to 1.58% as of March 31, 1997 and 1.56% as of December 31, 1997. Net charge-offs to average loans for the three months ended March 31, 1998, were .30% compared to .25% during the first three
months of 1997.   The amount of net charge-offs during the first
three months of 1998 was $4.9 million compared to $3.8 million during the first three months of 1997. Net charge-offs on credit card loans increased $327,000 for the first three months of 1998 when compared to the first three months of 1997, while all other charge-offs increased $754,000 for the same period.

Capital Resources and Liquidity

Synovus continues to maintain its capital at levels which exceed the minimum regulatory guidelines. Additionally, based on internal calculations and previous regulatory exams, each of Synovus' subsidiary banks is currently in compliance with regulatory capital guidelines. Synovus' total risk-based capital was $1,024.9 million at March 31, 1998, compared to $997.1 million at December 31, 1997. The ratio of total risk-based capital to risk-weighted assets was 13.77% at March 31, 1998 compared to 13.62% at December 31, 1997. Synovus' leverage ratio at the end of the first quarter of 1998 was 10.13% compared to 10.02% at the end of 1997. Synovus' equity-to-assets ratio increased thirteen basis points to 9.89% at March 31, 1998, when compared to year-end 1997.

Internal capital generation continues to support asset growth, as reflected in the first quarter 1998 equity-to-asset ratio exclusive of net unrealized gain (loss) on investment securities available for sale of 9.83%, compared to 9.70% at year-end 1997.

Synovus' liquidity position and sources of funds have not changed materially since December 31, 1997. Synovus' liquidity ratio at March 31, 1998 was 39.88% compared to 35.42% at December 31, 1997. Synovus' maturity mix of investment securities and loan portfolios have not changed significantly during the first three months of 1998.

Synovus' management monitors liquidity in coordination with the appropriate committees at each subsidiary bank. Management must ensure that adequate liquidity, at a reasonable cost, is available to meet the cash flow needs of depositors, borrowers, and creditors. Management constantly monitors and maintains appropriate levels of assets and liabilities so that maturities of assets can provide adequate funding to meet estimated customer withdrawals and future loan requests. Additionally, Synovus subsidiary banks have access to overnight federal funds lines with various financial institutions, which total approximately $1.4 billion, that can be drawn upon for short-term liquidity needs. Synovus also holds a $20 million line of credit.

In 1997, Total System Services, Inc. (TSYS) began construction on a campus-type facility which will serve as TSYS' corporate headquarters. TSYS entered into an operating lease agreement relating to the new corporate campus. Under the agreement, the lessor has purchased the land, is paying for construction and development costs, and has leased the property to TSYS commencing upon its completion, which is expected to be in 1999.
 The lease provides for substantial residual value guarantees, up to $87 million, and includes purchase options at the original cost of the property. Real estate taxes, insurance, maintenance, and operating expenses applicable to the leased property are obligations of TSYS.

In addition, TSYS began a $5 million expansion of its operations center in north Columbus, Georgia during 1997. This expansion will include additional space for the card production services now located in downtown Columbus, Georgia and will include additional space for statement printing function.

The consolidated statements of cash flows detail Synovus' cash flows from operating, investing, and financing activities. Operating activities provided net cash of $29.7 million during the first three months of 1998, while $64.1 million was provided by financing activities. Investing activities utilized $127.3 million of this amount, resulting in a decrease in cash and cash equivalents of $33.5 million.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the first quarter of 1998 were $9.2 billion, up 8.2% over the first quarter of 1997 average of $8.5 billion. Average earning assets were up 8.0% in the first quarter of 1998 over the same quarter a year ago and represented 90.9% of average total assets. When compared to the same period last year, average deposits increased $625.1 million and average shareholders' equity increased $124.1 million. These increases were partially offset by a $120.0 million decrease in average federal funds purchased and securities sold under agreement to repurchase. This growth provided the funding for the $551.9 million growth in average net loans, along with a $23.8 million increase in average investment securities.

Net interest income was $106.1 million for the first quarter of 1998, up $7.9 million, or 8.1%, over the $98.2 million reported for the first quarter of 1997. Net interest income, on a tax-equivalent basis, for the first quarter of 1998 increased
$8.0 million, or 8.0%, over the first quarter of 1997.

The net interest margin was 5.22% for the current quarter, up one basis point from the same period last year. This increase resulted from a five basis point increase in the yield on earning assets which was partially offset by a four basis point increase in the effective cost of funds. The increased yield on earning assets was primarily due to higher yields on investment securities and higher loan yields. The improvement in loan yields was primarily due to a 24 basis point increase in the average prime rate during the first three months of 1998 as compared to the first three months of 1997 resulting from a prime rate increase in March 1997. The increased cost of funds was due to moderately higher rates being paid on certificates of deposit and increases in the cost of money market accounts. These increases were partially offset by a higher level of non-interest bearing balances.

The tax-equivalent adjustment required to make yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table.
The taxable-equivalent adjustment is based on a 35% federal income tax rate in both 1998 and 1997.


                                         Three Months Ended
                                              March 31,
-------------------------------------------------------------
(In thousands)                            1998         1997
-------------------------------------------------------------
Interest income                         $186,955     172,414
Taxable-equivalent adjustment              1,197       1,149
-------------------------------------------------------------
Interest income, taxable-equivalent      188,152     173,563
Interest expense                          80,893      74,259
-------------------------------------------------------------
Net interest income, taxable-equivalent $107,259      99,304
=============================================================


Non-Interest Income

As a part of its New Bank Initiatives, Synovus continually sharpens its focus on utilizing its 34 subsidiary banks as distribution channels for offering targeted products to customers throughout its market areas. Total non-interest income during the first three months of 1998 increased $20.1 million, or 17.9%, over the same period in 1997. This increase in non-interest income resulted primarily from higher data processing revenues, which increased $12.4 million, or 15.7%, during the three months ended March 31, 1998, over the same period in 1997. Fees for trust services increased $579,000, or 17.9%, during the three months ended March 31, 1998, over the same period in 1997. The increase in other operating income was primarily due to increased product revenues from securities sales, credit card fees, mortgage related income, fees on letters of credit, and income from TSYS joint ventures.

Data processing services revenue is derived principally from the servicing of individual bankcard accounts for the card issuing customers of TSYS. TSYS' revenues from bankcard data processing services increased $10.6 million, or 14.2%, in the three months ended March 31, 1998, compared to the same period in 1997. Increased revenues from bankcard data processing are attributable to the conversion of cardholder accounts of new customers and growth in the card portfolios of existing customers. Bankcard data processing revenues during the first quarter of 1998 were also affected by two significant items. These items include an increase in revenues due to a termination fee received from a customer which was offset by a decrease in revenues resulting from a pricing adjustment with another customer. The net effect of these items was a $1.5 million increase in bankcard data processing revenues. Increases in the volume of authorizations and transactions associated with the additional cardholder accounts, as well as growth in new services offered, also contributed to the increased revenues.

During the first three months of 1998, TSYS converted approximately 2.1 million existing cardholder accounts to TS2, bringing the total number of accounts on TS2 at March 31, 1998, to more than 21.8 million, compared to 10.1 million at March 31, 1997.

A significant amount of TSYS' revenues is derived from long-term contracts with large customers, including certain major customers. For the three months ended March 31, 1998 and 1997, two customers accounted for approximately 20% and 27% of TSYS' total revenues, respectively. Near the end of the first quarter, AT&T, a major customer of TSYS, completed the sale of its Universal Card Services (UCS) to Citibank. TSYS and AT&T - UCS (now Citibank) have a processing contract with a term until August 2000, and, at the customer's instruction, TSYS is proceeding with converting these accounts to TS2 during 1998. The long-term effect of the sale of AT&T's credit card business on TSYS' financial condition and results of operations cannot be determined at this time. In April 1998, two of TSYS' customers, NationsBank and Bank of America, announced their intent to merge. As a result, if the merger is completed, the percentage of revenues derived from major customers will increase. The loss of either one of TSYS' major customers, or other significant customers, could have a material adverse effect on TSYS' financial condition and results of operations.

Non-Interest Expense

Total non-interest expense for the three months ended March 31, 1998, increased $19.5 million, or 13.2%, over the same period in 1997. Management analyzes non-interest expense in two separate components: banking operations and TSYS. The following table summarizes this data for the first three months of 1998 and 1997.


                                               1998              1997
---------------------------------------------------------------------------
(In thousands)                           Banking    TSYS   Banking    TSYS
---------------------------------------------------------------------------
Salaries and other personnel expenses    $51,283   43,210   46,398   36,939
Net occupancy and equipment expense       10,942   24,367   10,161   22,840
Other operating expenses                  17,695   16,189   16,621   12,533
M&I conversion expenses                      953      ---      ---      ---
Minority interest in subsidiary's net
   income                                  1,974      ---    1,639      ---
---------------------------------------------------------------------------
Total non-interest expense               $82,847   83,766   74,819   72,312
===========================================================================

In the first three months of 1998, non-interest expense for Synovus' banking operations increased $8.0 million, or 10.7%. The primary reasons for this increase relate to normal salary increases, additional employees, and data processing conversion expenses. The number of employees related to Synovus' banking operations as of March 31, 1998 increased to 4,712 compared to 4,393 as of March 31, 1997 to support Synovus' expansion.

Non-interest expense related to TSYS increased 15.8% for the first quarter of 1998, compared to the same period in 1997. TSYS' increase in non-interest expense is also attributable to the addition of personnel. As of March 31, 1998, the number of employees was 3,277, up 17.6% from 2,787 employees as of March 31, 1997.

In February 1998, TSYS announced the formation of TSYS Canada, Inc. (TCI), a wholly-owned subsidiary headquartered in Columbus, Georgia, to support new customers, such as Royal Bank of Canada and Canadian Tire Acceptance Limited. On February 1, 1998, TCI opened an office in Welland, Ontario, Canada. TCI currently employs 15 programmers who are providing TSYS Canadian clients with support and assistance with the conversion of their various portfolios to TS2.

During the first quarter of 1998, Synovus began the conversion of its bank data processing to the Marshall & Illsley (M&I) Data Services' system. This conversion, which is expected to be substantially completed in 1998, will greatly enhance Synovus' team members' capabilities to market the "New Bank's" products and services, by providing more customer data at the point of service. Additionally, the Marshall & Illsley data processing platform is expected to be Year 2000 compliant, which will allow resources to be allocated to the conversion and to other data processing areas that had originally been allocated for Year 2000 compliance. In the first quarter, approximately $1 million pre-tax was expensed to begin this conversion. The total non-recurring conversion expenses for this conversion are expected to be approximately $12 million in 1998.

Through separate task forces, Synovus is continuing its ongoing projects to assure its processing systems are Year 2000 compliant for its banking activities and at TSYS. The task forces are composed of dedicated resources as well as members from other areas within the banks and TSYS. The overall project plans for the banks and TSYS have been reviewed by their Boards of Directors with progress toward completion monitored regularly. The primary components of the plans include: awareness - assuring a common understanding of the issue throughout Synovus; assessment - identification of non-compliant hardware, equipment, and software as well as suppliers and vendors; renovation - renovation, replacement or retirement of programs; validation - testing modifications of programs including coordination of testing with third parties and vendors; and implementation - moving validated code to production. Both companies are progressing according to their plans with system renovation expected to be completed in 1998. Validation will begin in 1998 and is expected to be completed by mid-1999. The cost to bring Synovus' systems into Year 2000 compliance are being expensed as incurred and are not expected to have a material effect on the results of operations for 1998 or 1999. For the banks, the conversion of the core processing systems to M&I will provide for Year 2000 compliance for those applications which include loans, deposits, and sales platforms.
 M&I expects its systems to be Year 2000 compliant by year-end 1998; Synovus management is monitoring their progress. The remaining personal computer hardware platforms and software programs as well as other ancillary systems such as ATM's, fax machines, copiers, and phone systems are being reviewed and no significant applications or infrastructure which need to be modified have been identified.

At TSYS, the core system of TS2 was designed to be Year 2000 compliant, and TSYS is continuing its ongoing project to ensure that all of TSYS' processing systems are Year 2000 compliant. The modification phase for the balance of TSYS processing systems is underway in accordance with its overall plan. TSYS is also communicating regularly with its clients on its progress and future plans.

The majority of Synovus' costs in becoming Year 2000 compliant is related to TSYS. TSYS is utilizing existing internal resources to complete the Year 2000 project. TSYS incurred $1.4 million of direct costs related to the Year 2000 remediation project during the first quarter of 1998. TSYS expects to incur an additional $6.6 million of direct costs during the remainder of 1998 and approximately $6.0 million in 1999. Based upon progress to date, TSYS does not expect the cost of the Year 2000 project to significantly impact its financial condition and results of operations. The failure of Synovus and TSYS to be Year 2000 compliant would have a material adverse effect on each company's financial condition and results of operations.

The costs of the project and the dates on which Synovus and TSYS believe they will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of necessary technical resources. However, there are no guarantees that these estimates will be achieved and actual results could differ materially from those anticipated.

Income Tax Expense

Income tax expense for the three months ended March 31, 1998, was $23.0 million compared to $20.4 million for the same period a year ago. The effective tax rate was 35.8% and 36.3% in 1998 and 1997, respectively.

Legal Proceedings

Synovus is subject to various legal proceedings and claims which arise in the ordinary course of its business. Any litigation is vigorously defended by Synovus and, in the opinion of management, based on consultation with external legal counsel, any outcome of such litigation would not materially affect Synovus' consolidated financial position or results of operations.

Currently, multiple lawsuits seeking class action treatment, are pending against one of Synovus' Alabama banking subsidiaries that involve: (1) the sale of credit life insurance made in connection with consumer credit transactions; (2) payments of service fees or interest rebates to automobile dealers in connection with the assignment of automobile credit sales contracts to that Synovus subsidiary; and (3) the forced placement of insurance to protect that Synovus subsidiary's interest in collateral for which consumer credit customers have failed to obtain or maintain insurance. These lawsuits seek unspecified damages, including punitive damages. Two of the actions in which the sale of credit life insurance is at issue have been certified as class actions, one on April 21, 1997 and the other on June 11, 1997, and have been deemed to include consumer credit customers of the subsidiary over a 20-year period. Synovus intends to vigorously contest these lawsuits and all other litigation to which Synovus and its subsidiaries are parties. Based upon information presently available, and in light of legal, equitable, and factual defenses available to Synovus and its subsidiaries, contingent liabilities arising from the threatened and pending litigation are not considered material. It should be noted; however, that large punitive damage awards, bearing little relation to the actual damages sustained by plaintiffs, have been awarded in Alabama.

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in future filings by Synovus with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial terms; (ii) statements of plans and objectives of Synovus or it's management or Board of Directors, including those relating to products or services;
(iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, interest rate, market and monetary fluctuations; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (v) changes in consumer spending, borrowing, and saving habits; (vi) technological changes; (vii) acquisitions; (viii) the ability to increase market share and control expenses; (ix) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) with which Synovus and its subsidiaries must comply; (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xi) changes in Synovus' organization, compensation, and benefit plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xiii) the success of Synovus at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.


                           ITEM 3 - QUANTITATIVE AND
                         QUALITATIVE DISCLOSURES ABOUT
                                  MARKET RISK


Quantitative and qualitative disclosures about market risk were included in the annual report which was incorporated by reference in Synovus' 1997 10-K. There have been no significant changes in the contractual balances and the estimated fair value of Synovus' on-balance sheet financial instruments, the notional amount and estimated fair value of the company's off-balance sheet derivative financial instruments, or weighted-average interest rates.



                          PART II - OTHER INFORMATION
                    ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

(a) Exhibits

      (11)  Statement re Computation of Per Share Earnings

      (27) Financial Data Schedule (for SEC purposes only, not enclosed herewith)

(b) Reports on Form 8-K

    The following reports on Form 8-K were filed during or subsequent to the first quarter of 1998.

    (1)  The report filed on March 9, 1998, included the following event:

    On March 9, 1998, Synovus Financial Corp. (Registrant) announced a 22.2% increase in its quarterly dividend. Also, Total System Services, Inc. (TSYS), Registrant's 80.7% owned bankcard data processing subsidiary, announced that it is engaged in negotiations with Sears, Roebuck and Co. to support Sears' private-label credit card accounts.

    (2)  The report filed on April 23, 1998, included the following event:

    On April 23, 1998, Synovus Financial Corp. (Registrant) announced a three-for-two stock split to be issued on May 21, 1998 to shareholders of record as of May 7, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   SYNOVUS FINANCIAL CORP.

Date:  May 14, 1998                                BY: /s/ Thomas J. Prescott
                                                   Thomas J. Prescott  .
                                                   Executive Vice President and
                                                   Chief Financial Officer


                               INDEX TO EXHIBITS

                                                            Sequentially
Exhibit Number                   Description                Numbered Page

      11             Statement re Computation of Per Share        22
                     Earnings.

      27 Financial Data Schedule (for SEC purposes only, not enclosed herewith)