Form 10-Q
period 1998-06-30
SYNOVUS FINANCIAL CORP
filed 1998-08-14
CIK 18349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1998
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

                                 (706) 649-2401
                (Registrants' telephone number, including area code)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES __X__      NO _____

            At July 31, 1998, 263,367,482 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

                             SYNOVUS FINANCIAL CORP.

                                      INDEX

Part I.       Financial Information                                        Page
                                                                          Number
     Item 1.  Financial Statements

              Consolidated Balance Sheets (unaudited)
              June 30, 1998 and December 31, 1997                            3

              Consolidated Statements of Income (unaudited)
              Six and Three Months Ended June 30, 1998 and 1997              4

              Consolidated Statements of Cash Flows (unaudited)
              Six Months Ended June 30, 1998 and 1997                        5

              Notes to Consolidated Financial Statements (unaudited)         6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            8

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk    18

Part II.      Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders           19

     Item 5.  Other Information                                             20

     Item 6. (a)   Exhibits                                                 21

             (b)   Reports on Form 8-K                                      21

Signature Page                                                              22

Exhibit Index                                                               23

              (11) Statement re Computation of Per Share Earnings           24

              (27) Financial  Data Schedule (for SEC purposes only, not enclosed herewith)


                          PART I. FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                             SYNOVUS FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                  June 30,        December 31,
(In thousands, except share and per share data)                                     1998              1997
--------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                         $  381,565           388,134
Interest earning deposits with banks                                                   669             1,272
Federal funds sold                                                                  38,051            93,392
Investment securities available for sale                                         1,363,616         1,325,036
Investment securities held to maturity                                             301,651           330,137

Loans                                                                            6,735,522         6,615,584
   Less unearned income                                                             (7,234)           (5,712)
   Less reserve for loan losses                                                   (106,704)         (103,050)
-------------------------------------------------------------------------------------------------------------
      Loans, net                                                                 6,621,584         6,506,822
-------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                        319,873           297,227
Other assets                                                                       343,262           318,311
-------------------------------------------------------------------------------------------------------------
      Total assets                                                              $9,370,271         9,260,331
=============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Non-interest bearing                                                         $1,315,261         1,256,639
   Interest bearing                                                              6,508,193         6,451,288
-------------------------------------------------------------------------------------------------------------
      Total deposits                                                             7,823,454         7,707,927
Federal funds purchased and securities sold under agreement to repurchase          249,695           305,868
Long-term debt                                                                     123,484           126,174
Other liabilities                                                                  173,002           174,065
-------------------------------------------------------------------------------------------------------------
      Total liabilities                                                          8,369,635         8,314,034
-------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiary                                        46,286            42,641
Shareholders' equity:
   Common  stock  - $1.00  par  value;  Authorized  600,000,000  shares;  issued
      263,275,883 in 1998 and 262,983,414 in 1997; outstanding
      263,100,619 in 1998 and 262,808,150 in 1997                                  263,276           262,983
   Surplus                                                                          19,017            17,777
   Less treasury stock - 175,264 shares in 1998 and 1997                            (1,285)           (1,285)
   Less unamortized restricted stock                                                (3,091)           (3,734)
   Accumulated other comprehensive income                                            7,376             5,700
   Retained earnings                                                               669,057           622,215
-------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                   954,350           903,656
-------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                                $9,370,271         9,260,331
==============================================================================================================

See accompanying notes to consolidated financial statements.


                             SYNOVUS FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                Six Months Ended          Three Months Ended
                                                                    June 30,                   June 30,
-------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                          1998          1997         1998         1997
-------------------------------------------------------------------------------------------------------------
Interest income:
   Loans, including fees                                    $321,270       299,308      161,516      153,285
   Investment securities:
      U.S. Treasury and U.S. Government agencies              40,288        39,861       20,105       20,221
      Mortgage-backed securities                               7,922         8,936        3,920        4,396
      State and municipal                                      3,513         3,232        1,826        1,636
      Other investments                                        1,144           626          595          314
   Federal funds sold                                          1,857           813        1,093          537
   Interest earning deposits with banks                           28            47           12           20
-------------------------------------------------------------------------------------------------------------
      Total interest income                                  376,022       352,823      189,067      180,409
-------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                  151,818       138,386       75,906       70,531
   Federal funds purchased and securities sold under
      agreement to repurchase                                  6,495        10,308        3,391        5,400
   Long-term debt                                              3,707         3,366        1,830        1,870
-------------------------------------------------------------------------------------------------------------
      Total interest expense                                 162,020       152,060       81,127       77,801
-------------------------------------------------------------------------------------------------------------
      Net interest income                                    214,002       200,763      107,940      102,608
Provision for losses on loans                                 14,598        15,280        7,004        8,279
-------------------------------------------------------------------------------------------------------------
      Net interest income after provision
         for losses on loans                                 199,404       185,483      100,936       94,329
-------------------------------------------------------------------------------------------------------------
Non-interest income:
   Data processing services                                  177,641       164,179       86,312       85,227
   Service charges on deposit accounts                        29,503        27,003       15,154       13,858
   Fees for trust services                                     7,357         6,289        3,547        3,058
   Credit card fees                                            5,627         4,944        3,112        2,666
   Securities gains (losses), net                                326            (2)         181           30
   Other operating income                                     41,315        30,751       21,145       16,094
-------------------------------------------------------------------------------------------------------------
      Total non-interest income                              261,769       233,164      129,451      120,933
-------------------------------------------------------------------------------------------------------------
Non-interest expense:
   Salaries and other personnel expense                      184,085       167,964       89,394       84,627
   Net occupancy and equipment expense                        73,015        68,207       37,099       35,206
   Other operating expenses                                   67,062        60,442       33,030       31,288
   Minority interest in subsidiary's net income                4,217         3,553        2,243        1,914
-------------------------------------------------------------------------------------------------------------
      Total non-interest expense                             328,379       300,166      161,766      153,035
-------------------------------------------------------------------------------------------------------------
      Income before income taxes                             132,794       118,481       68,621       62,227
   Income tax expense                                         47,369        43,352       24,409       22,905
-------------------------------------------------------------------------------------------------------------
      Net income                                            $ 85,425        75,129       44,212       39,322
=============================================================================================================
Net income per share :
   Basic                                                    $   0.32          0.29         0.17         0.15
=============================================================================================================
   Assuming dilution                                            0.32          0.28         0.17         0.15
=============================================================================================================
Weighted average shares outstanding:
   Basic                                                     262,999       261,921      263,073      262,001
=============================================================================================================
   Assuming dilution                                         266,876       265,380      267,790      265,612
=============================================================================================================
Dividends declared per share                                $   0.15          0.12         0.07         0.06
=============================================================================================================


See accompanying notes to consolidated financial statements.



                             SYNOVUS FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                       June 30,
-----------------------------------------------------------------------------------------------------
(In thousands)                                                                 1998             1997
-----------------------------------------------------------------------------------------------------
Operating Activities
   Net Income                                                               $ 85,425           75,129
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for losses on loans                                        14,598           15,280
         Depreciation, amortization, and accretion, net                       27,652           24,733
         Deferred income tax benefit                                          (2,213)          (1,333)
         Increase in interest receivable                                      (3,486)          (5,857)
         Increase in interest payable                                          3,492            2,485
         Minority interest in subsidiary's net income                          4,217            3,553
         (Increase) decrease in mortgage loans held for sale                 (23,441)           1,934
         Other, net                                                           (1,769)           3,072
------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                      104,475          118,996
------------------------------------------------------------------------------------------------------
Investing Activities
   Net decrease in interest earning deposits with banks                          603            1,192
   Net decrease (increase) in federal funds sold                              55,341           (8,375)
   Proceeds from maturities and principal collections of investment
      securities available for sale                                          237,295           87,289
   Proceeds from sales of investment securities available for sale            32,352           52,172
   Purchases of investment securities available for sale                    (305,332)        (185,421)
   Proceeds from maturities and principal collections of investment
      securities held to maturity                                             65,038           39,694
   Purchases of investment securities held to maturity                       (36,658)         (19,246)
   Net increase in loans                                                    (105,919)        (339,338)
   Purchase of premises and equipment                                        (48,061)         (35,056)
   Disposal of premises and equipment                                            322              164
   Proceeds from sale of other real estate                                     5,222            2,409
   Additions to contract acquisition costs                                   (10,980)         (15,461)
   Additions to computer software                                            (19,657)          (9,451)
------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                         (130,434)        (429,428)
------------------------------------------------------------------------------------------------------
Financing Activities
   Net increase in demand and savings deposits                               177,646          168,622
   Net (decrease) increase in certificates of deposit                        (62,119)          50,609
   Net (decrease) increase in federal funds purchased and securities
      sold under agreement to repurchase                                     (56,173)          59,938
   Principal repayments on long-term debt                                    (10,690)          (1,744)
   Proceeds from issuance of long-term debt                                    8,000           31,700
   Dividends paid to shareholders                                            (38,584)         (31,436)
   Proceeds from issuance of common stock                                      1,310            1,879
------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                       19,390          279,568
------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                         (6,569)         (30,864)
Cash and cash equivalents at beginning of period                             388,134          404,952
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                  $381,565          374,088
======================================================================================================

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

On April 23, 1998, Synovus declared a three-for-two stock split which was effected on May 21, 1998 in the form of a 50% stock dividend. All share, per share, and shareholders' equity amounts for all periods presented in the accompanying consolidated financial statements have been restated to reflect the stock split.

Note B - Supplemental Cash Flow Information

For the six months ended June 30, 1998 and 1997, Synovus Financial Corp. (Synovus) paid income taxes of $49.1 million and $47.9 million, and interest of $158.5 million and $149.6 million, respectively.

Noncash investing activities consisted of loans of approximately $3.9 million and $2.3 million, which were foreclosed and transferred to other real estate during the six months ended June 30, 1998 and 1997, respectively.

Depreciation, amortization, and accretion, net, for the six months ended June 30, 1998 and 1997 included amortization of internally developed computer software of $1.7 million, for both periods. Internally developed computer software had a net carrying value of $23.3 million and $26.6 million at June 30, 1998 and 1997, respectively.

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

Total comprehensive income for the three months ended June 30, 1998 was $45,617,000 compared to $48,451,000 for the three months ended June 30, 1997. Total comprehensive income for the six months ended June 30, 1998 was $87,101,000 compared to $75,901,000 for the six months ended June 30, 1997.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for the first quarter of 2000 and is to be applied prospectively. Synovus has not made an assessment of the expected impact that SFAS No. 133 will have on its financial statements.

Note D - Other

Certain amounts in 1997 have been reclassified to conform with the presentation adopted in 1998.

                        ITEM 2 - MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Summary

Net income for the six months ended June 30, 1998, was $85.4 million, up $10.3 million, or 13.7%, from the same period a year ago. Diluted net income per share increased to $.32 for the first six months of 1998 as compared to $.28 for the same period in 1997. This performance resulted in a return on average assets of 1.86% and a return on average equity of 18.55% for the six months ended June 30, 1998. This compares to a return on average assets of 1.75% and a return on average equity of 18.89% for the first six months of 1997.

Net income for the three months ended June 30, 1998 was $44.2 million, up $4.9 million, or 12.4%, from the same period a year ago. Diluted net income per share increased to $.17 in the second quarter of 1998 as compared to $.15 for the second quarter of 1997. This performance resulted in a return on average assets of 1.90% and a return on average equity of 18.93% for the three months ended June 30, 1998. This compares to a return on average assets of 1.80% and a return on average equity of 19.52% for the second quarter of 1997.

On April 23, 1998, Synovus declared a three-for-two stock split which was effected on May 21, 1998 in the form of a 50% stock dividend. All share, per share, and shareholders' equity amounts for all periods presented have been restated to reflect the stock split.

Acquisitions

On June 5, 1998, Synovus signed a definitive agreement to merge the $348 million asset Community Bank Capital Corporation (CBCC) into Synovus, for stock. CBCC is the parent company of Bank of North Georgia. Bank of North Georgia operates 6 full service offices in 3 counties north of Atlanta, as well as a full-service mortgage division.

Another acquisition in the fast growing communities north of Atlanta was announced on April 20, 1998. Synovus announced a letter of intent to acquire the $161 million asset Georgia Bank & Trust, for stock. Georgia Bank & Trust is headquartered in Calhoun, Georgia and operates 3 full service offices in Calhoun and Gordon County.

A definitive agreement to acquire, for stock, the $55 million asset Bank of Georgia located in Oconee County, Georgia was signed on April 22, 1998. The Bank of Georgia will be merged into Athens First Bank & Trust Company, an existing affiliate of Synovus.

All three acquisitions are expected to be completed by the end of 1998 and will be accounted for under the pooling of interests method.

Balance Sheet

During the first six months of 1998, total assets increased $109.9 million compared to December 31, 1997, resulting from net loan growth of $114.8 million. Providing the necessary funding for the balance sheet growth during the first six months of 1998, Synovus' deposit base grew $115.5 million and shareholders' equity increased $50.7 million. This growth was partially offset by a $56.2 million decrease in federal funds purchased and securities sold under agreement to repurchase.

Asset Quality

Synovus continues to underwrite loans that provide diversification while emphasizing customer relationships in small and middle market businesses. Commercial credits are routinely monitored for cash flows, liquidity, financial condition, and collateral adequacy. Management continues to focus on maintaining a high quality loan portfolio by knowing the markets served, as well as the individual borrowers, and continuing emphasis on loan officer training. As measured by general asset quality indicators, Synovus' asset quality remains strong. During the first six months of 1998, nonperforming assets, consisting of nonaccrual loans, restructured loans, and other real estate, increased $69,000, while net loans increased $114.8 million. Synovus' nonperforming assets ratio was .43% as of June 30, 1998, which decreased one basis point from December 31, 1997. Net charge-offs to average loans for the six months ended June 30, 1998, were .33% compared to .30% during the first six months of 1997. Net charge-offs to average loans for the quarter ended June 30, 1998, were .36% compared to .35% during the second quarter of 1997.

Loans 90 days past due and still accruing increased $2.5 million, or 12.2%, from $20.9 million at December 31, 1997 to $23.4 million at June 30, 1998. These loans were .32% of total loans at December 31, 1997 and .35% at June 30, 1998. Management believes that the value of the underlying collateral securing commercial and consumer loans is generally sufficient to cover the principal and interest on these loans and management does not expect a material increase in nonperforming assets in future periods as a result of the resolution of these delinquencies.

The reserve for loan losses is maintained at an appropriate level based on management's analysis of the risk inherent within the loan portfolio. When determining the amount of loan loss provision, several relevant factors are considered. These relevant factors include the level of loan growth, nonperforming loans, impaired loan balances, historical loan loss experience, the amount of loan losses charged against the reserve in the given period, and the current and anticipated economic conditions. Synovus' reserve for loan losses was $106.7 million, or 1.59% of net loans, at June 30, 1998, compared to $103.1 million, or 1.56% of net loans, at December 31, 1997.


                                               June 30,      December 31,
                                                 1998           1997
-------------------------------------------------------------------------------
(In thousands)
Nonperforming loans                          $   20,372        18,472
Other real estate                                 8,504        10,335
--------------------------------------------------------------------------------
Nonperforming assets                         $   28,876        28,807
================================================================================
Loans 90 days past due and still accruing    $   23,426        20,881
================================================================================
Reserve for loan losses                      $  106,704       103,050
================================================================================
Reserve for loan losses as a % of loans            1.59 %        1.56
================================================================================
As a % of loans and other real estate:
Nonperforming loans                                0.30 %        0.28
Other real estate                                  0.13          0.16
--------------------------------------------------------------------------------
Nonperforming assets                               0.43 %        0.44
================================================================================
Reserve to nonperforming loans                   523.78 %      557.87
================================================================================

Capital Resources and Liquidity

Synovus continues to maintain its capital at levels that exceed the minimum regulatory guidelines. Additionally, based on internal calculations and previous regulatory exams, each of Synovus' subsidiary banks is currently in compliance with regulatory capital guidelines. Synovus' total risk-based capital was $1.055 billion at June 30, 1998, compared to $997.1 million at December 31, 1997. The ratio of total risk-based capital to risk-weighted assets was 13.92% at June 30, 1998 compared to 13.62% at December 31, 1997. Synovus' leverage ratio at the end of the second quarter of 1998 was 10.32% compared to 10.02% at the end of 1997. Synovus' equity-to-assets ratio increased forty-two basis points to 10.18% at June 30, 1998, when compared to year-end 1997.

Internal capital generation continues to support asset growth, as reflected in the second quarter 1998 equity-to-asset ratio exclusive of net unrealized gain
(loss) on investment securities available for sale of 10.11%, compared to 9.70% at year-end 1997.

Synovus' liquidity position and sources of funds have not changed materially since December 31, 1997. Synovus' liquidity ratio at June 30, 1998 was 39.63% compared to 35.42% at December 31, 1997. Synovus' maturity mix of investment securities and loan portfolios has not changed significantly during the first six months of 1998.

Synovus' management monitors liquidity in coordination with the appropriate committees at each subsidiary bank. Management must ensure that adequate liquidity, at a reasonable cost, is available to meet the cash flow needs of depositors, borrowers, and creditors. Management constantly monitors and maintains appropriate levels of assets and liabilities so as to provide adequate funding sources to meet estimated customer withdrawals and future loan requests. Additionally, Synovus subsidiary banks have access to overnight federal funds lines with various financial institutions, which total approximately $1.4 billion, that can be drawn upon for short-term liquidity needs. Synovus also holds a $20 million line of credit.

In 1997, Total System Services, Inc. (TSYS) began construction on a campus-type facility which will serve as TSYS' corporate headquarters. TSYS entered into an operating lease agreement relating to the new corporate campus. Under the agreement, the lessor has purchased the land, is paying for construction and development costs, and has leased the property to TSYS commencing upon its completion, which is expected to be in 1999. The lease provides for a substantial residual value guarantee, up to $87 million, and includes purchase options at the original cost of the property. Real estate taxes, insurance, maintenance, and operating expenses applicable to the leased property are obligations of TSYS. TSYS expects net occupancy and equipment expense to increase in 1999 as a result of the lease.

In addition, TSYS began a $5 million expansion of its operations center in north Columbus during 1997. This expansion includes space for the card production services now located in downtown Columbus and will include additional space for the mailing support functions. TSYS will begin relocating the card production services in the fourth quarter of 1998. TSYS has also purchased 18 acres containing a 104,000 square-foot speculative building in east Columbus which is being prepared for an additional data center. The center is expected to be ready for use in the fourth quarter of 1998.

The consolidated statements of cash flows detail Synovus' cash flows from operating, investing, and financing activities. Operating activities provided net cash of $104.5 million during the first six months of 1998, while $19.4 million was provided by financing activities. Investing activities utilized $130.4 million of this amount, resulting in a decrease in cash and cash equivalents of $6.6 million.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the first six months of 1998 were $9.3 billion, up 7.3% over the first six months average of 1997, which was $8.6 billion. Average earning assets were up 7.2% in the first half of 1998 over the same period a year ago and represented 90.9% of average total assets. When compared to the same period last year, average deposits increased $581.0 million and average shareholders' equity increased $126.6 million. These increases were partially offset by a $119.6 million decrease in average federal funds purchased and securities sold under agreement to repurchase. This growth provided the funding for the $479.7 million growth in average net loans, the $32.8 million increase in average investment securities, and the $47.1 million increase in average federal funds sold.

Net interest income was $214.0 million for the six months ended June 30, 1998, up $13.2 million, or 6.6%, over the $200.8 million reported in the six months ended June 30, 1997. Net interest income, on a tax-equivalent basis, for the first half of 1998 increased $13.3 million, or 6.6%, over the same period in 1997.

Net interest income was $107.9 million for the second quarter of 1998, up $5.3 million, or 5.2%, over the $102.6 million reported for the second quarter of 1997. Net interest income, on a tax- equivalent basis, for the second quarter of 1998 increased $5.4 million, or 5.2%, over the second quarter of 1997.

The year-to-date net interest margin was 5.22%, down two basis points from the same period last year. This decrease resulted from a four basis point decrease in the yield on earning assets, which was offset by a one basis point decrease in the effective cost of funds. The decreased yield on earning assets was due to lower yields on investment securities and lower loan yields. The decreased cost of funds was due to a higher level of non-interest bearing balances.

The tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% federal income tax rate in both 1998 and 1997.


                                          Six Months Ended    Three Months Ended
                                             June 30,              June 30,
--------------------------------------------------------------------------------
(In thousands)                             1998      1997       1998      1997
--------------------------------------------------------------------------------
Interest income                         $ 376,022   352,823    189,067   180,409
Taxable-equivalent adjustment               2,452     2,350      1,255     1,201
--------------------------------------------------------------------------------
Interest income, taxable-equivalent       378,474   355,173    190,322   181,610
Interest expense                          162,020   152,060     81,127    77,801
--------------------------------------------------------------------------------
Net interest income,taxable equivalent  $ 216,454   203,113    109,195   103,809
================================================================================

Non-Interest Income

Total non-interest income during the first six months of 1998 increased $28.6 million, or 12.3%, over the same period in 1997. This increase in non-interest income resulted primarily from higher data processing revenues, which increased $13.5 million, or 8.2%, during the six months ended June 30, 1998, over the same period in 1997. Additionally, as a part of its New Bank Initiatives, Synovus continually sharpens its focus on utilizing its 34 subsidiary banks as distribution channels for offering targeted products to customers throughout its market areas. Fees for trust services increased $1.1 million, or 17.0% during the six months ended June 30, 1998, over the same period in 1997. The increase in other operating income was primarily due to increased product revenues from securities sales, credit card servicing fees, mortgage related income, fees on letters of credit, and income from TSYS joint ventures.

Total non-interest income during the quarter ended June 30, 1998, increased $8.5 million, or 7.0%, over the second quarter of 1997. The increase in non-interest income resulted primarily from higher other operating income, which increased $5.1 million, or 31.4%, during the quarter ended June 30, 1998, over the same period in 1997.

Data processing services revenue is derived principally from the servicing of individual bankcard accounts for the card-issuing customers of TSYS. TSYS' revenues increased $1.7 million, or 1.9%, for the three months ended June 30, 1998, compared to the same period in 1997. Revenues during the second quarter of 1998 were affected by the loss of two customers who were deconverted near the end of the first quarter of 1998, as well as competitive pricing pressures and a decrease in usage of optional services by some of TSYS' clients. During the six months ended June 30, 1998, revenues from TSYS increased $14.9 million, or 8.6%, compared to the same period in 1997. This increase in revenues is primarily attributable to the growth in the card portfolios of existing customers. Increases in the volumes of authorizations and transactions associated with the additional cardholder accounts also contributed to the increased revenues.

During the first six months of 1998, TSYS converted approximately 20.9 million existing cardholder accounts to TS2, bringing the total number of accounts on TS2 at June 30, 1998, to more than 41.9 million, compared to 11.0 million at June 30, 1997.

A significant amount of TSYS' revenues is derived from long-term contracts with large customers, including certain major customers. For the six months and three months ended June 30, 1998, two customers accounted for approximately 23% and 25% of TSYS' total revenues, respectively, compared to 27% for both the six and three months ended June 30, 1997. Near the end of the first quarter of 1998, AT&T, a major customer of TSYS, completed the sale of its Universal Card Services (UCS) to Citibank. TSYS and AT&T - UCS (now Citibank) have a processing contract with a term until August 2000, and, at the customer's instruction, TSYS is proceeding with converting these accounts to TS2 during 1998. The long-term effect of the sale of AT&T's credit card business on TSYS' financial condition and results of operations cannot be determined at this time. In April 1998, two of TSYS' customers, NationsBank and Bank of America, announced their intent to merge. As a result, if the merger is completed, the percentage of revenues derived from major customers will increase. The loss of either one of TSYS' major customers, or other significant customers, could have a material adverse effect on TSYS' financial condition and results of operations.

During the second quarter of 1998, TSYS announced the signing of a long-term processing agreement with Sears, Roebuck and Co. to convert and process its 60 million private label accounts. The conversion of these accounts is anticipated to be completed in the second quarter of 1999.

Non-Interest Expense

Total non-interest expense for the six months ended June 30, 1998, increased $28.2 million, or 9.4%, over the same period in 1997. Total non-interest expense for the second quarter of 1998 increased $8.7 million, or 5.7%, over the second quarter of 1997. Management analyzes non-interest expense in two separate components: banking operations and TSYS. The following table summarizes this data for the first six months of 1998 and 1997.


                                                 1998                 1997
--------------------------------------------------------------------------------
(In thousands)                           Banking       TSYS   Banking       TSYS
--------------------------------------------------------------------------------
Salaries and other personnel expenses   $102,054     81,455    94,678     74,772
Net occupancy and equipment expense       21,982     49,749    20,511     47,696
Other operating expenses                  35,681     30,355    32,281     26,675
M&I conversion expenses                    2,886        ---       ---        ---
Minority interest in subsidiary's net
  income                                   4,217        ---     3,553        ---
--------------------------------------------------------------------------------
Total non-interest expense              $166,820    161,559   151,023    149,143
================================================================================

In the first six months of 1998, non-interest expense for Synovus' banking operations increased $15.8 million, or 10.5 %. During the second quarter of 1998, non-interest expense increased $7.8 million, or 10.2%, compared to the second quarter of 1997. The primary reasons for this increase relate to normal salary increases, additional employees, and M&I data processing conversion expenses. The number of employees related to Synovus' banking operations as of June 30, 1998 increased to 4,805 compared to 4,522 as of June 30, 1997.

Non-interest expense related to TSYS increased 8.3% and 1.3% for the six and three months ended June 30, 1998, respectively, compared to the same periods in 1997. TSYS' increase in non-interest expense is also attributable to the addition of personnel. As of June 30, 1998, the number of employees was 3,366, up 18.1% from 2,851 employees as of June 30, 1997. The growth in other operating expenses at TSYS during 1998 is primarily due to increased travel, legal, telecommunications and other business development costs associated with exploring new business opportunities.

In February 1998, TSYS announced the formation of TSYS Canada, Inc. (TCI), a wholly-owned subsidiary headquartered in Columbus, Georgia. On February 1, 1998, TCI opened an office in Welland, Ontario, Canada. TCI currently employs 18 programmers who are providing support and assistance with the conversion of their card portfolios to TS2.

During the first quarter of 1998, Synovus began the conversion of its bank data processing to the Marshall & Illsley (M&I) Data Services' system. This conversion, which is expected to be substantially completed in 1998, will greatly enhance Synovus' team members' capabilities to market the "New Bank's" products and services, by providing more customer data at the point of service. In the first half of 1998, approximately $2.9 million pre-tax was expensed on this conversion. The total non-recurring conversion expenses for this conversion are expected to be approximately $12 million in 1998.

Through separate task forces, Synovus is continuing its ongoing projects to assure its processing systems are Year 2000 compliant for its banking activities and at TSYS. The task forces are composed of dedicated resources as well as members from other areas within the banks and TSYS. Each Board of Directors has reviewed the overall project plans for the banks and TSYS with progress toward completion monitored regularly. The primary components of the plans include: awareness - assuring a common understanding of the issue throughout Synovus; assessment identification of non-compliant hardware, equipment, and software as well as suppliers and vendors; renovation - renovation, replacement or retirement of programs; validation - testing modifications of programs including coordination of testing with third parties and vendors; and implementation - moving validated code to production. Both companies are progressing according to their plans and system renovation is expected to be completed in 1998. Validation is underway and will be completed by mid-1999. The costs to bring Synovus' systems into Year 2000 compliance are being expensed as incurred and are not expected to have a material effect on Synovus' financial condition or results of operations for 1998 or 1999. For the banks, the conversion of the core processing systems to M&I will provide for Year 2000 compliance for those applications which include loans, deposits, and sales platforms. M&I expects its systems to be Year 2000 compliant by year-end 1998; Synovus management is monitoring their progress. The remaining personal computer hardware platforms and software programs as well as other ancillary systems such as ATM's, fax machines, copiers, and phone systems are being reviewed and no significant applications or infrastructure which need to be modified have been identified.

At TSYS, the core system of TS2 was designed to be Year 2000 compliant, and TSYS is continuing its ongoing project to ensure that all of TSYS' processing systems are Year 2000 compliant. TSYS' Year 2000 plans called for all mission critical systems to be renovated by the end of the second quarter of 1998 which has been accomplished. Testing for clients and other third parties will begin in the third quarter of 1998. Completion of all third party interface testing is dependent upon those third parties completing their own internal remediation. TSYS has made an assessment of non-compliant suppliers and vendors and will schedule and coordinate testing of incoming and outgoing interfaces with third-party vendors. TSYS could be adversely affected to the extent third parties with which it interfaces have not properly addressed their Year 2000 issues.

For its banking operations, Synovus has addressed the Year 2000 contingency plan requirements in accordance with the Federal Financial Institutions Examination Council guidelines published May 13, 1998. One area of contingency planning relates to remediation efforts. As discussed above, Synovus' Year 2000 remediation plans are progressing on schedule. Accordingly, Synovus has not established a detailed contingency plan for its remediation efforts. In the event that M&I does not complete the conversion of its core processing systems to Year 2000 compliant status by the end of 1998, Synovus will then move forward with its contingency plan. Another area of contingency planning deals with business resumption issues in the event of a critical system failure on or about January 1, 2000. This phase of contingency planning has begun and will be finalized in 1999.

TSYS is currently developing its Year 2000 contingency plan and expects it will be finalized by the end of the third quarter of 1998.

The majority of Synovus' costs in becoming Year 2000 compliant is related to TSYS. TSYS is utilizing existing internal resources to complete the Year 2000 project. TSYS incurred $1.5 million of direct costs related to the Year 2000 remediation project during the second quarter of 1998, bringing the total direct costs for 1998 to $2.9 million. TSYS expects to incur an additional $5.1 million of direct costs during the remainder of 1998 and approximately $6.0 million in 1999. Based upon progress to date, TSYS does not expect the cost of the Year 2000 project to significantly impact its financial condition and results of operations. The failure of Synovus and TSYS to be Year 2000 compliant would have a material adverse effect on each company's financial condition and results of operations.

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

Income Tax Expense

Income tax expense for the six months ended June 30, 1998, was $47.4 million compared to $43.4 million for the same period a year ago. Income tax expense for the second quarter of 1998 was $24.4 million compared to $22.9 million in the second quarter of 1997. The effective tax rate for the first six months of 1998 and 1997 was 35.7% and 36.6%, respectively.

Legal Proceedings

Synovus is subject to various legal proceedings and claims which arise in the ordinary course of its business. Any litigation is vigorously defended by Synovus and, in the opinion of management, based on consultation with external legal counsel, any outcome of such litigation would not materially affect Synovus' consolidated financial position or results of operations.

Currently, multiple lawsuits seeking class action treatment, are pending against one of Synovus' Alabama banking subsidiaries that involve: (1) payment of service fees or interest rebates to automobile dealers in connection with the assignment of automobile credit sales contracts to that Synovus subsidiary; and
(2) the forced placement of insurance to protect that Synovus subsidiary's interest in collateral for which consumer credit customers have failed to obtain or maintain insurance. These lawsuits seek unspecified damages, including punitive damages. Synovus intends to vigorously contest these lawsuits and all other litigation to which Synovus and its subsidiaries are parties. Based upon information presently available, and in light of legal, equitable, and factual defenses available to Synovus and its subsidiaries, contingent liabilities arising from the threatened and pending litigation are not considered material. It should be noted; however, that large punitive damage awards, bearing little relation to the actual damages sustained by plaintiffs, have been awarded in Alabama.

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in future filings by Synovus with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward- looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial terms; (ii) statements of plans and objectives of Synovus or it's management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, interest rate, market and monetary fluctuations; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (v) changes in consumer spending, borrowing, and saving habits; (vi) technological changes;
(vii) acquisitions; (viii) the ability to increase market share and control expenses; (ix) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) with which Synovus and its subsidiaries must comply; (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xi) changes in Synovus' organization, compensation, and benefit plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xiii) the success of Synovus at managing the risks involved in the foregoing.

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

                           PART II - OTHER INFORMATION

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Submission of Matters to a Vote of Security Holders

The annual shareholders' meeting was held on April 23, 1998. Following is a summary of the proposal that was submitted to the shareholders for approval.

The proposal was to elect eight nominees for Class I directors of Synovus to serve until the 2001 Annual Meeting of Shareholders. The eight nominees for election as Class I directors named below were elected by the number of affirmative votes set forth opposite their names below, with the number of votes withholding authority to vote for such nominees also being shown. As the election of each of the nominees for Class I directors was approved by a plurality of the total votes entitled to be cast by the holders of shares represented at the meeting, each of the nominees for Class I directors was elected.

                                                         Withheld
     Nominee                     Votes For           Authority to Vote
--------------------------------------------------------------------------------
James H. Blanchard              801,318,491              1,621,302
Stephen L. Burts, Jr.           801,619,888              1,319,905
C. Edward Floyd                 801,606,197              1,333,596
Gardiner W. Garrard, Jr.        801,593,253              1,346,540
V. Nathaniel Hansford           801,622,999              1,316,794
H. Lynn Page                    801,610,777              1,329,016
Robert V. Royall                801,106,723              1,833,070
James D. Yancey                 801,591,202              1,348,591

                           ITEM 5 - OTHER INFORMATION

Effective June 29, 1998, the Securities and Exchange Commission amended Rule 14a-4(c) under the Securities Exchange Act of 1934 (the "1934 Act") which governs a company's use of discretionary proxy voting authority with respect to shareholder proposals that are not being included in the company's proxy solicitation materials pursuant to Rule 14a-8 of the 1934 Act. New Rule 14a-4(c)(1) provides that if a proponent fails to notify the Company at least 45 days prior to the month and day of mailing of the prior years' proxy statement (or by an earlier or later date established by an overriding advance notice provision contained in the company's charter or bylaws), then the management proxies named in the form of proxy distributed in connection with the company's proxy statement would be allowed to use their discretionary voting authority to address the matter submitted by the proponent, without discussion of the matter in the proxy statement. The Company's bylaws contain an advance notice provision which provides that a matter may not be brought before an annual meeting by a proponent stockholder (the "Proponent") unless the Proponent has provided notice thereof in writing to the Secretary of the Company (and such notice has been received by the Secretary at the principal executive office of the Company), not less than 60 days nor more than 120 days prior to the date of the annual meeting. The Company's 1999 annual meeting is currently scheduled for April 22, 1999. Accordingly, for any business to be brought before the 1999 Annual Meeting by a Proponent, written notice thereof must be provided to the Secretary by February 22, 1999.

                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    (11)  Statement re Computation of Per Share Earnings

    (27)  Financial Data Schedule (for SEC purposes only, not enclosed herewith)

(b) Reports on Form 8-K

   The following reports on Form 8-K were filed during or subsequent to the second quarter of 1998.

   (1) The report filed on May 14, 1998, included the following event:

    On May 14, 1998, Total System Services, Inc. (TSYS), Registrant's 80.7% owned bankcard data processing subsidiary, announced that it has signed a ten year processing agreement with Sears, Roebuck and Co. to convert and process its private-label portfolio on TSYS' TS2 cardholder system.

   (2)   The report filed on June 5, 1998, included the following event:

   On June 5, 1998, Synovus Financial Corp. (Registrant) released a summary of selected statistical data on both a pre-stock split and post-stock split basis resulting from a three-for two stock split distributed on May 21, 1998.

  (3)  The report filed on July 13, 1998, included the following event:

      On July 13, 1998, Synovus Financial Corp. (Registrant) announced its earnings for the second quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SYNOVUS FINANCIAL CORP.

Date:   August 13, 1998           BY: /s/  Thomas J. Prescott
                                      ---------------------------------------
                                      Thomas J. Prescott
                                      Executive Vice President and
                                      Chief Financial Officer


                                INDEX TO EXHIBITS

                                                                    Sequentially
    Exhibit Number                 Description                     Numbered Page
--------------------------------------------------------------------------------
         11                Statement re Computation of                 24
                           Per Share Earnings

         27                Financial Data Schedule
                           (for SEC purposes only, not
                           enclosed herewith)