Form 10-Q
period 1998-09-30
SYNOVUS FINANCIAL CORP
filed 1998-11-16
CIK 18349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1998
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

                YES    X                         NO

    At October 31, 1998, 267,301,062 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.


                            SYNOVUS FINANCIAL CORP.

                                     INDEX

                                                                            Page
Part I.         Financial Information                                     Number

     Item 1.    Financial Statements

                Consolidated Balance Sheets (unaudited)
                September 30, 1998 and December 31, 1997                      3

                Consolidated Statements of Income (unaudited)
                Nine and Three Months Ended September 30, 1998 and 1997       4

                Consolidated Statements of Cash Flows (unaudited)
                Nine Months Ended September 30, 1998 and 1997                 5

                Notes to Consolidated Financial Statements (unaudited)        6

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           9

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk   19

Part II.        Other Information

     Item 6.    (a)   Exhibits                                               20

                (b)   Report on Form 8-K                                     20

Signature Page                                                               21

Exhibit Index                                                                22

                    (11)   Statement re Computation of  Per Share Earnings   23

                    (27) Financial Data Schedule (for SEC purposes only, not enclosed herewith)


                         PART I. FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                            SYNOVUS FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                September 30,   December 31,
(In thousands, except share and per share data)                      1998          1997
--------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                       $   319,737           388,134
Interest earning deposits with banks                                  675             1,272
Federal funds sold                                                 42,728            93,392
Investment securities available for sale                        1,372,847         1,325,036
Investment securities held to maturity                            310,187           330,137

Loans                                                           7,200,029         6,615,584
   Less unearned income                                            (8,217)           (5,712)
   Less reserve for loan losses                                  (110,458)         (103,050)
-------------------------------------------------------------------------------------------
      Loans, net                                                7,081,354         6,506,822
-------------------------------------------------------------------------------------------

Premises and equipment, net                                       346,334           297,227
Other assets                                                      366,904           318,311
-------------------------------------------------------------------------------------------
      Total assets                                            $ 9,840,766         9,260,331
===========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Non-interest bearing                                       $ 1,299,742         1,256,639
   Interest bearing                                             6,726,848         6,451,288
-------------------------------------------------------------------------------------------
      Total deposits                                            8,026,590         7,707,927
Federal funds purchased and securities sold under
  agreement to repurchase                                         417,361           305,868
Long-term debt                                                    129,502           126,174
Other liabilities                                                 202,566           174,065
-------------------------------------------------------------------------------------------
      Total liabilities                                         8,776,019         8,314,034
-------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiary                       48,837            42,641
Shareholders' equity:
   Common stock - $1.00 par value; Authorized 600,000,000
      shares; issued 267,436,581 in 1998 and 262,983,414
      in 1997; outstanding 267,261,317 in 1998 and
      262,808,150 in 1997                                         267,437           262,983
   Surplus                                                         27,775            17,777
   Less treasury stock - 175,264 shares in 1998 and 1997           (1,285)           (1,285)
   Less unamortized restricted stock                               (2,760)           (3,734)
   Accumulated other comprehensive income                          16,619             5,700
   Retained earnings                                              708,124           622,215
-------------------------------------------------------------------------------------------
      Total shareholders' equity                                1,015,910           903,656
-------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity              $ 9,840,766         9,260,331
===========================================================================================

See accompanying notes to consolidated financial statements.



                            SYNOVUS FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                     Nine Months Ended         Three Months Ended
                                                        September 30,             September 30,
--------------------------------------------------------------------------------------------------
(In thousands, except per share data)                  1998        1997          1998        1997
--------------------------------------------------------------------------------------------------
Interest income:
   Loans, including fees                          $  488,139     457,270       166,869     157,962
   Investment securities:
      U.S. Treasury and U.S. Government agencies      59,397      60,326        19,109      20,465
      Mortgage-backed securities                      12,074      13,093         4,152       4,157
      State and municipal                              5,411       4,857         1,898       1,625
      Other investments                                1,761         962           617         336
   Federal funds sold                                  2,859       1,302         1,002         489
   Interest earning deposits with banks                   40          60            12          13
--------------------------------------------------------------------------------------------------
      Total interest income                          569,681     537,870       193,659     185,047
--------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                          228,886     211,823        77,068      73,437
   Federal funds purchased and securities
      sold under agreement to repurchase              10,185      15,144         3,690       4,836
   Long-term debt                                      5,569       5,297         1,862       1,931
--------------------------------------------------------------------------------------------------
      Total interest expense                         244,640     232,264        82,620      80,204
--------------------------------------------------------------------------------------------------
      Net interest income                            325,041     305,606       111,039     104,843
Provision for losses on loans                         20,329      22,884         5,731       7,604
--------------------------------------------------------------------------------------------------
      Net interest income after provision
         for losses on loans                         304,712     282,722       105,308      97,239
--------------------------------------------------------------------------------------------------
Non-interest income:
   Data processing services                          271,868     252,018        94,223      87,839
   Service charges on deposit accounts                45,150      41,058        15,647      14,055
   Fees for trust services                            11,104       9,426         3,747       3,137
   Credit card fees                                    9,276       7,832         3,649       2,888
   Securities gains (losses), net                        750         (20)          427         (18)
   Other operating income                             64,652      47,170        23,334      16,419
--------------------------------------------------------------------------------------------------
      Total non-interest income                      402,800     357,484       141,027     124,320
--------------------------------------------------------------------------------------------------
Non-interest expense:
   Salaries and other personnel expense              278,584     252,542        94,499      84,578
   Net occupancy and equipment expense               112,521     103,304        39,506      35,097
   Other operating expenses                          102,254      92,650        35,188      32,208
   Minority interest in subsidiary's net income        7,139       6,099         2,922       2,546
--------------------------------------------------------------------------------------------------
      Total non-interest expense                     500,498     454,595       172,115     154,429
--------------------------------------------------------------------------------------------------

      Income before income taxes                     207,014     185,611        74,220      67,130
   Income tax expense                                 74,151      67,381        26,782      24,029
--------------------------------------------------------------------------------------------------
      Net income                                  $  132,863     118,230        47,438      43,101
==================================================================================================

Net income per share :
   Basic                                          $     0.50        0.45          0.18        0.16
==================================================================================================
   Assuming dilution                                    0.50        0.45          0.18        0.16
==================================================================================================

Weighted average shares outstanding:
   Basic                                             263,554     262,081       264,646     262,395
==================================================================================================
   Assuming dilution                                 267,538     265,529       268,862     265,926
==================================================================================================
Dividends declared per share                      $     0.22        0.18          0.07        0.06
==================================================================================================



See accompanying notes to consolidated financial statements.



                            SYNOVUS FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
--------------------------------------------------------------------------------
(In thousands)                                            1998         1997
--------------------------------------------------------------------------------
Operating Activities
   Net Income                                          $ 132,863      118,230
   Adjustments to reconcile net income
    to net cash provided by
      operating activities:
         Provision for losses on loans                    20,329       22,884
         Depreciation, amortization, and accretion, net   42,860       36,737
         Deferred income tax benefit                      (3,697)      (1,982)
         Increase in interest receivable                  (3,810)      (6,219)
         Increase in interest payable                      6,252        6,951
         Minority interest in subsidiary's net income      7,139        6,099
         Increase in mortgage loans held for sale        (28,725)      (6,308)
         Other, net                                        8,460        1,270
--------------------------------------------------------------------------------
              Net cash provided by operating activities  181,671      177,662
--------------------------------------------------------------------------------

Investing Activities
   Cash acquired from acquisition                         13,231          ---
   Net decrease in interest earning deposits with banks      597        1,081
   Net decrease (increase) in federal funds sold          52,143       (7,187)
   Proceeds from maturities and principal collections
     of investment securities available for sale         414,637      191,329
   Proceeds from sales of investment securities
     available for sale                                   66,351       58,531
   Purchases of investment securities available for
     sale                                               (510,990)    (274,298)
   Proceeds from maturities and principal collections
     of investment securities held to maturity           125,623       57,457
   Purchases of investment securities held to
     maturity                                            (70,373)     (30,894)
   Net increase in loans                                (284,686)    (415,298)
   Purchases of premises and equipment                   (75,329)     (46,992)
   Disposals of premises and equipment                       637          912
   Proceeds from sales of other real estate                7,090        3,820
   Additions to contract acquisition costs               (16,283)     (16,378)
   Additions to computer software                        (24,520)     (10,079)
--------------------------------------------------------------------------------
              Net cash used in investing activities     (301,872)    (487,996)
--------------------------------------------------------------------------------

Financing Activities
   Net increase in demand and savings deposits            95,916       70,342
   Net (decrease) increase in certificates of
     deposit                                             (99,631)     126,004
   Net increase in federal funds purchased and
     securities sold under agreement to repurchase       110,872       60,241
   Principal repayments on long-term debt                (12,646)      (7,419)
   Proceeds from issuance of long-term debt               11,900       36,700
   Dividends paid to shareholders                        (58,175)     (47,186)
   Proceeds from issuance of common stock                  3,568        2,765
--------------------------------------------------------------------------------
              Net cash provided by financing
               activities                                 51,804      241,447
--------------------------------------------------------------------------------

Decrease in cash and cash equivalents                    (68,397)     (68,887)
Cash and cash equivalents at beginning of period         388,134      404,952
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period             $ 319,737      336,065
================================================================================

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

Note B - Supplemental Cash Flow Information

For the nine months ended September 30, 1998 and 1997, Synovus Financial Corp. (Synovus) paid income taxes of $68.6 million and $73.3 million, and interest of $238.4 million and $225.3 million, respectively.

Noncash investing activities consisted of loans of approximately $5.6 million and $3.8 million, which were foreclosed and transferred to other real estate during the nine months ended September 30, 1998 and 1997, respectively.

As of the close of business on August 31, 1998, Synovus completed the acquisition of the $348 million asset Community Bank Capital Corporation (CBCC). The acquisition was accounted for as a pooling of interests, except that the financial statements for periods prior to the acquisition were not restated since the effect was not material. This transaction resulted in the following noncash activity for the nine months ended September 30, 1998: investment securities of $35.5 million, net loans of $281.5 million, and other assets of $17.8 million, all of which were obtained in the stock-for-stock acquisition.

Depreciation, amortization, and accretion, net, for the nine months ended September 30, 1998 and 1997 included amortization of internally developed computer software of $2.5 million, for both periods. Internally developed computer software had a net carrying value of $22.5 million and $25.8 million at September 30, 1998 and 1997, respectively.

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

Comprehensive income for the three months ended September 30, 1998 was $56,681,000 compared to $46,834,000 for the three months ended September 30, 1997. Comprehensive income for the nine months ended September 30, 1998 was $143,782,000 compared to $122,735,000 for the nine months ended September 30, 1997.

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

                        ITEM 2 - MANAGEMENT'S DISCUSSION
                      AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Summary

Net income for the nine months ended September 30, 1998, was $132.9 million, up $14.6 million, or 12.4%, from the same period a year ago. Diluted net income per share increased to $.50 for the first nine months of 1998 as compared to $.45 for the same period in 1997. This performance resulted in a return on average assets of 1.90% and a return on average equity of 18.73% for the nine months ended September 30, 1998. This compares to a return on average assets of 1.81% and a return on average equity of 19.29% for the first nine months of 1997.

Net income for the three months ended September 30, 1998 was $47.4 million, up $4.3 million, or 10.1%, from the same period a year ago. Diluted net income per share increased to $.18 in the third quarter of 1998 as compared to $.16 for the third quarter of 1997. This performance resulted in a return on average assets of 1.99% and a return on average equity of 19.07% for the three months ended September 30, 1998. This compares to a return on average assets of 1.92% and a return on average equity of 20.03% for the third quarter of 1997.

On April 23, 1998, Synovus declared a three-for-two stock split which was effected on May 21, 1998 in the form of a 50% stock dividend. All share, per share, and shareholders' equity amounts for all periods presented have been restated to reflect the stock split.

Acquisitions

As of the close of business on August 31, 1998, Synovus completed the acquisition of Community Bank Capital Corporation (CBCC), the parent company of the $348 million asset, Bank of North Georgia which operates 6 full service offices in counties north of Atlanta, as well as a full-service mortgage division. Synovus issued 3,774,531 shares of common stock for all the issued and outstanding shares of CBCC. This transaction has been accounted for as a pooling of interests, except that the financial statements for periods prior to the acquisition have not been restated since the effect was not material.

On September 15, 1998, Synovus signed a definitive agreement to acquire, for stock, the $161 million asset Georgia Bank & Trust. Headquartered in Calhoun, Georgia, Georgia Bank & Trust operates 3 full service offices in Calhoun and Gordon Counties.

On April 22, 1998, Synovus signed a definitive agreement to acquire, for stock, the $55 million asset Bank of Georgia which is located in Oconee County, Georgia. Bank of Georgia will be merged into Athens First Bank & Trust Company, an existing affiliate of Synovus.

The two above mentioned acquisitions are expected to be completed by the end of 1998 and will be accounted for under the pooling of interests method.

Balance Sheet

During the first nine months of 1998, total assets increased $580.4 million, resulting from net loan growth of $574.5 million of which $293.7 million was attributable to the acquisition of CBCC. Providing the necessary funding for the balance sheet growth during the first nine months of 1998, Synovus' deposit base grew $318.7 million, federal funds purchased and securities sold under agreement to repurchase grew $111.5 million and shareholders' equity increased $112.3 million.

Asset Quality

Synovus continues to underwrite loans that provide diversification while emphasizing customer relationships in small and middle market businesses. Commercial credits are routinely monitored for cash flows, liquidity, financial condition, and collateral adequacy. Management continues to focus on maintaining a high quality loan portfolio by knowing the markets served, as well as the individual borrowers, and continuing emphasis on loan officer training. As measured by general asset quality indicators, Synovus' asset quality remains strong. During the first nine months of 1998, nonperforming assets, consisting of nonaccrual loans, restructured loans, and other real estate, increased $2.9 million, while net loans increased $574.5 million. Synovus' nonperforming assets ratio was .44% as of September 30, 1998, which remained unchanged from December 31, 1997. Net charge-offs to average loans for the nine months ended September 30, 1998, were .33% compared to .34% during the first nine months of 1997. Net charge-offs to average loans for the quarter ended September 30, 1998, were .34% compared to .41% during the third quarter of 1997.

Loans 90 days past due and still accruing were $23.9 million, or .32% of total loans, compared to $20.9 million, or .33% of total loans, at September 30, 1998 and December 31, 1997, respectively. Management believes that the value of the underlying collateral securing commercial and consumer loans is generally sufficient to cover the principal and interest on these loans and management does not expect a material increase in nonperforming assets in future periods as a result of the resolution of these delinquencies.

The reserve for loan losses is maintained at an appropriate level based on management's analysis of the risk inherent within the loan portfolio. When determining the amount of loan loss provision, several relevant factors are considered. These factors include the level of loan growth, nonperforming loans, impaired loan balances, historical charge-offs, the net charge-offs recorded in the given period, the current and anticipated economic conditions, and the loan portfolio composition. Synovus' reserve for loan losses was $110.5 million, or 1.54% of net loans, at September 30, 1998, compared to $103.1 million, or 1.56% of net loans, at December 31, 1997.


                                            September 30,        December 31,
                                                1998                  1997
--------------------------------------------------------------------------------
(In thousands)
Nonperforming loans                        $  22,332                  18,472
Other real estate                              9,366                  10,335
--------------------------------------------------------------------------------
Nonperforming assets                       $  31,698                  28,807
================================================================================
Loans 90 days past due and still accruing  $  23,938                  20,881
================================================================================
Reserve for loan losses                    $ 110,458                 103,050
================================================================================
Reserve for loan losses as a % of loans         1.54%                   1.56
================================================================================
As a % of loans and other real estate:
Nonperforming loans                             0.31%                   0.28
Other real estate                               0.13                    0.16
--------------------------------------------------------------------------------
Nonperforming assets                            0.44%                   0.44
================================================================================
Reserve to nonperforming loans                494.61%                 557.87
================================================================================

Capital Resources and Liquidity

Synovus continues to maintain its capital at levels that exceed the minimum regulatory guidelines. Additionally, based on internal calculations and previous regulatory exams, each of Synovus' subsidiary banks is currently in compliance with regulatory capital guidelines. Synovus' total risk-based capital was $1.134 billion at September 30, 1998, compared to $997.1 million at December 31, 1997. The ratio of total risk-based capital to risk-weighted assets was 14.11% at September 30, 1998 compared to 13.62% at December 31, 1997. Synovus' leverage ratio at the end of the third quarter of 1998 was 10.94% compared to 10.02% at the end of 1997. Synovus' equity-to-assets ratio increased fifty-six basis points to 10.32% at September 30, 1998, when compared to year-end 1997.

Internal capital generation continues to support asset growth, as reflected in the third quarter 1998 equity-to-asset ratio exclusive of net unrealized gains on investment securities available for sale of 10.17%, compared to 9.70% at year-end 1997.

Synovus' liquidity position and sources of funds have not changed significantly since December 31,1997. Synovus' liquidity ratio at September 30, 1998 was 33.87% compared to 35.42% at December 31, 1997. Additionally, the maturity mix of investment securities and loans has not changed significantly during the first nine months of 1998.

Synovus' management monitors liquidity in coordination with the appropriate committees at each subsidiary bank. Management must ensure that adequate liquidity, at a reasonable cost, is available to meet the cash flow needs of depositors, borrowers, and creditors. Management constantly monitors and maintains appropriate levels of assets and liabilities so as to provide adequate funding sources to meet estimated customer withdrawals and future loan requests. Additionally, Synovus subsidiary banks have access to overnight federal funds lines with various financial institutions, which total approximately $1.5 billion, that can be drawn upon for short-term liquidity needs. Synovus also holds a $20 million line of credit.

In 1997, Total System Services, Inc. (TSYS), Synovus' 80.7% owned subsidiary, began construction on a campus-type facility which will serve as TSYS' corporate headquarters. TSYS entered into an operating lease agreement relating to the new corporate campus. Under the agreement, the lessor has purchased the land, is paying for construction and development costs, and has leased the property to TSYS commencing upon its completion, which is expected to be in 1999. The lease provides for a substantial residual value guarantee, up to $87 million, and includes purchase options at the original cost of the property. Real estate taxes, insurance, maintenance, and operating expenses applicable to the leased property are obligations of TSYS. TSYS expects net occupancy and equipment expense to increase in 1999 as a result of the lease.

In addition, TSYS began a $5 million expansion of its operations center in north Columbus during 1997. This expansion includes space for the card production services now located in downtown Columbus. TSYS will begin relocating the card production services in the fourth quarter of 1998. This expansion will further include additional space for the mailing support functions. TSYS has also purchased 18 acres of land containing a 104,000 square-foot speculative building in east Columbus at a cost of $1.9 million. The building has been prepared for an additional state-of-the-art data center at a cost of approximately $15.0 million and will be placed in service in phases over the remainder of the fourth quarter of 1998. Permanent financing for these projects will be through industrial revenue bonds.

The consolidated statements of cash flows detail Synovus' cash flows from operating, investing, and financing activities. Operating activities provided net cash of $181.7 million during the first nine months of 1998, while $51.8 million was provided by financing activities. Investing activities utilized $301.9 million of this amount, resulting in a decrease in cash and cash equivalents of $68.4 million.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the first nine months of 1998 were $9.3 billion, up 7.0% over the first nine months average of 1997, which was $8.7 billion. Average earning assets were up 6.8% in the first nine months of 1998 over the same period a year ago and represented 90.8% of average total assets. When compared to the same period last year, average deposits increased $544.3 million and average shareholders' equity increased $128.8 million. These increases were partially offset by a $102.5 million decrease in average federal funds purchased and securities sold under agreement to repurchase. This growth provided the funding for the $468.1 million growth in average net loans, the $19.5 million increase in average investment securities, and the $45.0 million increase in average federal funds sold.

Net interest income was $325.0 million for the nine months ended September 30, 1998, up $19.4 million, or 6.4%, over the $305.6 million reported in the nine months ended September 30, 1997. Net interest income, on a tax-equivalent basis, for the first nine months of 1998 increased $19.6 million, or 6.4%, over the same period in 1997.

Net interest income was $111.0 million for the third quarter of 1998, up $6.2 million, or 5.9%, over the $104.8 million reported for the third quarter of 1997. Net interest income, on a tax-equivalent basis, for the third quarter of 1998 increased $6.3 million, or 5.9%, over the third quarter of 1997.

The year-to-date net interest margin was 5.24%, down one basis point from the same period last year. This decrease resulted from a six basis point decrease in the yield on earning assets, which was offset by a five basis point decrease in the effective cost of funds. The decreased yield on earning assets was due to lower yields on investment securities and loans. The decreased cost of funds was due to a higher level of non-interest bearing balances.

The tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% federal income tax rate.


                                                      Nine Months Ended                 Three Months Ended
                                                         September 30,                     September 30,
----------------------------------------------------------------------------------------------------------
(In thousands)                                        1998            1997              1998          1997
-----------------------------------------------------------------------------------------------------------
Interest income                                    $569,681         537,870           193,659       185,047
Taxable-equivalent adjustment                         3,747           3,543             1,295         1,193
-----------------------------------------------------------------------------------------------------------
Interest income, taxable-equivalent                 573,428         541,413           194,954       186,240
Interest expense                                    244,640         232,264            82,620        80,204
-----------------------------------------------------------------------------------------------------------
Net interest income, taxable-equivalent            $328,788         309,149           112,334       106,036
===========================================================================================================


Non-Interest Income

Total non-interest income during the first nine months of 1998 increased $45.3 million, or 12.7%, over the same period in 1997. This increase in non-interest income resulted primarily from higher data processing revenues, which increased $19.9 million, or 7.9%, during the nine months ended September 30, 1998, over the same period in 1997. Additionally, as a part of its New Bank Initiatives, Synovus continually sharpens its focus on utilizing its 35 subsidiary banks as distribution channels for offering targeted products to customers throughout its market areas. Fees for trust services increased $1.7 million, or 17.8% during the nine months ended September 30, 1998, over the same period in 1997. The increase in other operating income was primarily due to increases in brokerage revenues (up 49%), credit card servicing fees (up 71%), mortgage related income (up 93%), and income from TSYS joint ventures (up 29%).

Total non-interest income during the quarter ended September 30, 1998, increased $16.7 million, or 13.4%, over the third quarter of 1997. The increase in non-interest income resulted primarily from data processing revenues, which increased $6.4 million, or 7.3%, and other operating income, which increased $6.9 million, or 42.1%, during the quarter ended September 30, 1998, over the same period in 1997. The increase in other operating income was due to the same factors as noted above.

Data processing services revenue is derived principally from the servicing of individual bankcard accounts for the card-issuing customers of TSYS. TSYS' revenues from bankcard data processing services increased $6.2 million, or 7.6%, in the three months ended September 30, 1998, compared to the same period in 1997. During the nine months ended September 30, 1998, TSYS revenues from bankcard data processing services increased $16.6 million, or 7.0%, compared to the same period in 1997. Increased revenues from bankcard data processing services are primarily attributable to the growth in the card portfolios of existing customers. Increases in the volumes of authorizations and transactions associated with the additional cardholder accounts also contributed to the increased revenues. Processing contracts with large customers, representing a significant portion of TSYS' total revenues, generally provide for discounts on certain services based on increases in the level of cardholder accounts processed. As a result, bankcard data processing revenues and the related margins are influenced by the customer mix relative to the size of customer bankcard portfolios, as well as the number of individual cardholder accounts processed for each customer.

A significant amount of TSYS' revenues is derived from long-term contracts with large customers, including certain major customers. Two of TSYS' customers, NationsBank and Bank of America, announced completion of their merger effective September 30, 1998. As a result, the percentage of revenues derived from major customers has increased. For the three and nine months ended September 30, 1998, two major customers accounted for approximately 36% and 35% of TSYS' total revenues, respectively, compared to 34% for the three and nine months ended September 30, 1997. The loss of either one of TSYS' major customers, or other significant customers, could have a material adverse effect on TSYS' financial condition and results of operations.

Near the end of the first quarter of 1998, AT&T, a major customer of TSYS, completed the sale of its Universal Card Services (UCS) to Citibank, now a part of Citigroup after Citibank's merger with the Travelers Group, Inc. TSYS and UCS (now Citibank) have a processing contract with a term until August 2000, and, at the customer's instruction, TSYS converted all UCS accounts to TS2 , completing the conversion in October 1998. The long-term effect of the sale of AT&T's credit card business on TSYS' financial condition and results of operations cannot be determined at this time.

As discussed above, NationsBank and Bank of America merged effective
September 30, 1998. TSYS has long-term processing contracts with each of these customers and is in the process of assessing implications of the merger on the existing contracts with each customer.

During the second quarter of 1998, TSYS announced the signing of a long-term processing agreement with Sears, Roebuck and Co. to convert and process its 60 million private label credit card accounts. TSYS successfully converted the first 7.2 million of these accounts to TS2 in October 1998. The conversion of the remainder of these accounts is anticipated to be completed by the end of the second quarter of 1999. Additional revenue will be realized as these accounts are added over the first half of 1999.

Non-Interest Expense

Total non-interest expense for the nine months ended September 30, 1998, increased $45.9 million, or 10.1%, over the same period in 1997. Total non-interest expense for the third quarter of 1998 increased $17.7 million, or 11.5%, over the third quarter of 1997. Management analyzes non-interest expense in two separate components: banking operations and TSYS. The following table summarizes this data for the first nine months of 1998 and 1997.


                                                                          1998                           1997
---------------------------------------------------------------------------------------------------------------------
(In thousands)                                                 Banking           TSYS          Banking        TSYS
---------------------------------------------------------------------------------------------------------------------
Salaries and other personnel expenses                        $157,068           120,297        141,264        111,278
Net occupancy and equipment expense                            33,500            76,860         31,234         72,070
Other operating expenses                                       54,674            45,575         51,407         41,243
M&I conversion expenses                                         5,385               ---            ---            ---
Minority interest in subsidiary's net income                    7,139               ---          6,099            ---
---------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                   $257,766           242,732        230,004        224,591
=====================================================================================================================

In the first nine months of 1998, non-interest expense for Synovus' banking operations increased $27.8 million, or 12.1 %. During the third quarter of 1998, non-interest expense increased $12.0 million, or 15.1%, compared to the third quarter of 1997. The primary reasons for this increase relate to M&I data processing conversion expenses and additional employees. The number of employees related to Synovus' banking operations as of September 30, 1998 increased to 5,051 compared to 4,564 as of September 30, 1997.

Non-interest expense related to TSYS increased 8.1% and 7.6% for the nine and three months ended September 30, 1998, respectively, compared to the same periods in 1997. TSYS' increase in non-interest expense is also attributable to the addition of personnel. As of September 30, 1998, the number of employees was 3,378, up 11.2% from 3,039 employees as of September 30, 1997. The growth in other operating expenses at TSYS during 1998 is primarily due to increased travel, legal, telecommunications and other business development costs associated with developing new business opportunities.

During the first quarter of 1998, Synovus began the conversion of its bank data processing to the Marshall & Illsley (M&I) Data Services' system. This conversion, which is expected to be substantially completed in 1998, will greatly enhance Synovus' team members' capabilities to market the "New Bank's" products and services, by providing more customer data at the point of service. In the first nine months of 1998, approximately $5.4 million pre-tax of non-recurring conversion related costs were expensed. Total non-recurring expenses for this conversion are expected to be approximately $12 million in 1998.

Through separate task forces, Synovus is continuing its ongoing projects to assure its processing systems are Year 2000 compliant for its banking activities and at TSYS. The task forces are composed of dedicated resources as well as members from other areas within the banks and TSYS. Each Board of Directors has reviewed the overall project plans for the banks and TSYS with progress toward completion monitored regularly. The primary components of the plans include: awareness - assuring a common understanding of the issue throughout Synovus; assessment - identification of non-compliant hardware, equipment, and software as well as suppliers and vendors; renovation - renovation, replacement or retirement of programs; validation - testing modifications of programs including coordination of testing with third parties and vendors; and implementation - moving validated code to production. Both companies are progressing according to their plans and system renovation is expected to be completed in 1998. Validation is underway and will be completed by mid-1999. The costs to bring Synovus' systems into Year 2000 compliance are being expensed as incurred and are not expected to have a material effect on Synovus' financial condition or results of operations for 1998 or 1999. For the banks, the conversion of the core processing systems to M&I will provide for Year 2000 compliance for those applications which include loans, deposits, and sales platforms. M&I has completed the Year 2000 renovation for its banking systems and is currently utilizing this renovated code for all processing. During the first quarter of 1999, M&I will be completing the testing phase in partnership with Synovus. The remaining personal computer hardware platforms and software programs as well as other ancillary systems such as ATM's, fax machines, copiers, and phone systems are being reviewed and no significant applications or infrastructure which need to be modified have been identified.

At TSYS, the core system of TS2 was designed to be Year 2000 compliant, and TSYS is continuing its ongoing project to ensure that all of TSYS' processing systems are Year 2000 compliant. TSYS' Year 2000 plans called for all mission critical systems to be renovated by the end of the second quarter of 1998 which has been accomplished. Testing of clients and other third parties was begun in the third quarter of 1998. Completion of all third party interface testing is dependent upon those third parties completing their own internal remediation. TSYS has made an assessment of non-compliant suppliers and vendors and will schedule and coordinate testing of incoming and outgoing interfaces with third-party vendors. TSYS could be adversely affected to the extent third parties with which it interfaces have not properly addressed their Year 2000 issues.

For its banking operations, Synovus has addressed the Year 2000 contingency plan requirements in accordance with the Federal Financial Institutions Examination Council guidelines published May 13, 1998. One area of contingency planning relates to remediation efforts. As discussed above, Synovus' Year 2000 remediation plans are progressing on schedule. The conversion of all Synovus bank processing to M&I is on schedule and the Year 2000 renovation of M&I systems has been completed. Testing of these systems has begun and will be completed during the first quarter of 1999. Therefore, in accordance with regulatory guidelines, Synovus has focused its attention on Year 2000 testing, validation and business resumption issues. The latter issues address the ability of the Synovus companies to operate in the unlikely event of a critical systems failure on or about January 1, 2000. This phase of contingency planning has begun and will continue throughout 1999.

TSYS has developed its remediation contingency plan and is currently developing its Year 2000 business continuity contingency plan which will be finalized by the end of the fourth quarter of 1998.

The majority of Synovus' costs in becoming Year 2000 compliant are related to TSYS. TSYS is primarily utilizing existing internal resources to complete the Year 2000 project. TSYS incurred $1.7 million of direct costs related to the Year 2000 remediation project during the third quarter of 1998, bringing the total direct costs for 1998 to $4.6 million. TSYS expects to incur an additional $3.4 million of direct costs during the remainder of 1998 and approximately $6.0 million in 1999. Based upon progress to date, TSYS does not expect the cost of the Year 2000 project to significantly impact its financial condition or results of operations. The failure of Synovus and TSYS to be Year 2000 compliant would have a material adverse effect on each company's financial condition and results of operations.

The costs of the project and the dates on which Synovus and TSYS believe they will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of necessary technical resources and the cooperation of customers and vendors. However, there are no guarantees that these estimates will be achieved and actual results could differ materially from those anticipated.

Income Tax Expense

Income tax expense for the nine months ended September 30, 1998, was $74.2 million compared to $67.4 million for the same period a year ago. Income tax expense for the third quarter of 1998 was $26.8 million compared to $24.0 million in the third quarter of 1997. The effective tax rate for the first nine months of 1998 and 1997 was 35.8% and 36.3%, respectively.

Legal Proceedings

Synovus is subject to various legal proceedings and claims which arise in the ordinary course of its business. Any litigation is vigorously defended by Synovus and, in the opinion of management, based on consultation with external legal counsel, any outcome of such litigation would not materially affect Synovus' consolidated financial position or results of operations.

Currently, multiple lawsuits seeking class action treatment, are pending against one of Synovus' Alabama banking subsidiaries that involve: (1) payment of service fees or interest rebates to automobile dealers in connection with the assignment of automobile credit sales contracts to that Synovus subsidiary; (2) the forced placement of insurance to protect that Synovus subsidiary's interest in collateral for which consumer credit customers have failed to obtain or maintain insurance; and (3) the receipt of commissions by that Synovus subsidiary in connection with the sale of credit life insurance to its consumer credit customers and the charging of an interest surcharge and a processing fee in connection with consumer loans made by that subsidiary. These lawsuits seek unspecified damages, including punitive damages. Synovus intends to vigorously contest these lawsuits and all other litigation to which Synovus and its subsidiaries are parties. Based upon information presently available, and in light of legal, equitable, and factual defenses available to Synovus and its subsidiaries, contingent liabilities arising from the threatened and pending litigation are not considered material. It should be noted; however, that large punitive damage awards, bearing little relation to the actual damages sustained by plaintiffs, have been awarded in Alabama.

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in future filings by Synovus with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial terms; (ii) statements of plans and objectives of Synovus or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, interest rate, market and monetary fluctuations; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (v) changes in consumer spending, borrowing, and saving habits; (vi) technological changes (including "Year 2000" data systems compliance issues) are more difficult or expensive than anticipated; (vii) acquisitions; (viii) the ability to increase market share and control expenses; (ix) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) with which Synovus and its subsidiaries must comply;
(x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies; (xi) changes in Synovus' organization, compensation, and benefit plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xiii) the success of Synovus at managing the risks involved in the foregoing.

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

                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     (11)  Statement re Computation of Per Share Earnings

     (27) Financial Data Schedule (for SEC purposes only, not enclosed herewith)

(b) Report on Form 8-K

     The following report on Form 8-K was filed during or subsequent to the third quarter of 1998.

     (1) The report filed on September 1, 1998, included the following event:

     On September 1, 1998, Synovus Financial Corp. (Registrant) announced the completion of its acquisition of the $348 million asset Community Bank Capital Corporation located in Alpharetta, Georgia.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SYNOVUS FINANCIAL CORP.

Date:  November 13, 1998                      BY: /s/ Thomas J. Prescott
                                                  -----------------------
                                              Thomas J. Prescott
                                              Executive Vice President and
                                              Chief Financial Officer


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