Form 10-K
period 1998-12-31
SYNOVUS FINANCIAL CORP
filed 1999-03-16
CIK 18349

SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549
                                             FORM 10-K

(Mark One)

[X]     Annual report pursuant to section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the fiscal year ended 1998 or

[ ]     Transition report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from         to

Commission file number        1-10312

                             SYNOVUS FINANCIAL CORP.
             (Exact Name of Registrant as specified in its charter)

     Georgia                                                58-1134883
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 of incorporaiton or organization)

One Arsenal Place, 901 Front Avenue
Suite 301, Columbus, Georgia                                        31901
(Address of principal executive offices)                         (Zip Code)
(Registrant's telephone number, including area code)             (706) 649-2387

           Securities registered pursuant to Section 12(b) of the Act:
  Title of each class                  Name of each exchange on which registered
Common Stock, $1.00 Par Value                        New York Stock Exchange
Common Stock Purchase Rights                         New York Stock Exchange

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

               YES    X                             NO___________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 11, 1999, 270,805,035 shares of the $1.00 par value common stock of Synovus Financial Corp. were outstanding, and the aggregate market value of the shares of $1.00 par value common stock of Synovus Financial Corp. held by non-affiliates was approximately $4,597,000,000 (based upon the closing per share price of such stock on said date).

     Portions of the 1998 Annual Report to Shareholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of Registrant dated March 19, 1999 are incorporated in Part III of this report.



                Registrant's Documents Incorporated by Reference

                                                Part Number and Item
Document Incorporated                           Number of Form 10-K Into
by Reference                                    Which Incorporated

Pages F-21 through                              Part I, Item 1, Business
F-28, and F-32 through F-55
of Registrant's 1998 Annual Report
to Shareholders

Pages F-16, and F-21 through F-23               Part I, Item 2, Properties
of Registrant's 1998 Annual Report to
Shareholders

Pages F-21 through F-23 of                      Part I, Item 3, Legal
Registrant's 1998 Annual Report                 Proceedings
to Shareholders

Pages F-51 through F-53                         Part II, Item 5, Market
of Registrant's 1998 Annual                     for Registrant's Common
Report to Shareholders                          Equity and Related
                                                Stockholder Matters

Page F-32 of Registrant's                       Part II, Item 6,
1998 Annual Report to                           Selected
Shareholders                                    Financial Data

Pages F-32 through F-54                         Part II, Item 7,
of Registrant's                                 Management's Discussion
1998 Annual Report to                           and Analysis of Financial
Shareholders                                    Condition and Results of
                                                Operations

Page F-50 of Registrant's 1998                  Part II, Item 7A, Quantitative
Annual Report to Shareholders                   and Qualitative Disclosures
                                                About Market Risk

Pages F-2 through F-30, and F-55                Part II, Item 8,
of Registrant's 1998                            Financial Statements and
Annual Report to Shareholders                   Supplementary Data

Pages 3 through 5, 7 and 22,                    Part III, Item 10,
of Registrant's Proxy                           Directors and Executive
Statement in connection with                    Officers of the Registrant
its Annual Shareholders' Meeting
to be held April 22, 1999

Pages 6, 9 through 12, and                      Part III, Item 11,
15 of Registrant's Proxy                        Executive Compensation
Statement in connection with its
Annual Shareholders' Meeting
to be held April 22, 1999

Pages 8 and 9, and 16 through                   Part III, Item 12,
20 of Registrant's Proxy Statement              Security Ownership of
in connection with its Annual                   Certain Beneficial Owners
Shareholders' Meeting to be held                and Management
April 22, 1999

Pages 15 and 16, and 18 through 22              Part III, Item 13,
of Registrant's Proxy Statement in              Certain Relationships
connection with its Annual Shareholders'        and Related Transactions
Meeting to be held April 22, 1999

Pages F-2 through F-30                          Part IV, Item 14,
of Registrant's 1998                            Exhibits, Financial Statement
Annual Report to Shareholders                   Schedules and Reports on
                                                Form 8-K






                                Table of Contents

Item No.               Caption                                          Page No.

Part I

   Safe Harbor Statement                                                       1

        1.     Business                                                        2

        2.     Properties                                                     12

        3.     Legal Proceedings                                              11

        4.     Submission of Matters to a Vote of                             12
                 Security Holders

Part II

        5.     Market for Registrant's Common Equity                          12
                 and Related Stockholder Matters

        6.     Selected Financial Data                                        12

        7.     Management's Discussion and Analysis                           12
                 of Financial Condition and Results
                 of Operations

        7A.    Quantitative and Qualitative Disclosures About Market Risk     12

        8.     Financial Statements and Supplementary                         12
                 Data

        9.     Changes In and Disagreements With                              13
                 Accountants on Accounting and Financial Disclosure

Part III

        10.    Directors and Executive Officers of the Registrant             13

        11.    Executive Compensation                                         13

        12.    Security Ownership of Certain                                  13
                 Beneficial Owners and Management

        13.    Certain Relationships and Related                              13
                 Transactions

Part IV

        14.    Exhibits, Financial Statement Schedules,                       14
                 and Reports on Form 8-K

                                     Part I

Safe Harbor Statement

     Certain statements contained in this Annual Report on Form 10-K and the exhibits hereto which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in future filings by Synovus Financial Corp.(R) ("Synovus(R)") with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Synovus or it's management or Board of Directors, including those relating to banking and non-banking products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

     Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (iii) inflation, interest rate, market and monetary fluctuations; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users;
(v) changes in consumer spending, borrowing and saving habits; (vi) technological changes (including "Year 2000" data systems compliance issues) are more difficult or expensive than anticipated (vii) acquisitions; (viii) the ability to increase market share and control expenses; (ix) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which Synovus and its subsidiaries must comply; (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board or other authoritative bodies; (xi) changes in Synovus' organization, compensation and benefit plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xiii) the success of Synovus at managing the risks involved in the foregoing.

     Such forward-looking statements speak only as of the date on which such statements are made, and Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.
------------------
     Synovus Financial Corp., Synovus, Synovus Securities, Inc., Synovus Mortgage Corp., Columbus Bank and Trust Company and CB&T are federally registered service marks of Synovus Financial Corp. TSYS, TS2, Total System Services, Inc., THE TOTAL SYSTEM and TSYS Total Solutions are federally registered service marks of Total System Services, Inc.

                                        1

Item 1.  Business

Business and Business Segments

     Synovus is a $10.5 billion asset multi-financial services company which is a registered bank holding company. Synovus conducts a broad range of financial services through its banking and bank-related subsidiaries and affiliates. Synovus is based in Columbus, Georgia and its stock is traded on the New York Stock Exchange under the symbol "SNV."

     Synovus is engaged in two principal business segments: banking (which encompasses commercial banking, trust services, mortgage banking, credit card banking and certain securities brokerage operations), and data processing (which includes credit, debit, commercial and private-label card processing). While each of these activities is directly related to the provision of financial services, their separation for financial reporting purposes is appropriate under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" and the rules of the Securities and Exchange Commission. See Note 12 of Notes to Consolidated Financial Statements on page F-24 of Synovus' 1998 Annual Report to Shareholders which is specifically incorporated herein by reference.

Banking and Bank-Related Subsidiaries and Services

     Synovus currently has thirty-six wholly owned first and second tier commercial banking subsidiaries located in four states. Of the 36 bank subsidiaries, 23 are located in Georgia with approximately $5.8 billion in assets, seven are located in Alabama with approximately $2.1 billion in assets, five are located in Florida with approximately $717 million in assets and one is located in South Carolina with approximately $1.5 billion in assets. Synovus' commercial banking subsidiaries are hereinafter sometimes collectively referred to as the "Banks."

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

     The bank-related subsidiaries of Synovus are: (1) Synovus Securities, Inc.(R), Columbus, Georgia, which specializes in professional portfolio management for fixed-income securities, the execution of securities transactions as a broker/dealer and the provision of individual investment advice on equity and other securities; (2) Synovus Trust Company(sm), Columbus, Georgia, one of the southeast's largest providers of trust services; (3) Synovus Mortgage Corp.(R), Birmingham, Alabama, which offers mortgage services; and (4) Synovus Technologies, Inc.(sm), Columbus, Georgia, which facilitates the use of technology by and
                                        2

participates in the development of new products and services for the Banks.

Bankcard Data Processing and Other Affiliates and Services

     Business. Established in 1983 as an outgrowth of an on-line accounting and bankcard data processing system developed for Synovus' subsidiary, Columbus Bank and Trust Company(R), Total System Services, Inc.(R), ("TSYS") is now one of the world's largest information technology processors of credit, debit, commercial and private-label cards. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol "TSS," TSYS provides a comprehensive on-line system of data processing services marketed as THE TOTAL SYSTEM(R) servicing issuing institutions throughout the United States, Puerto Rico, Canada, Mexico and the Caribbean, representing more than 117 million cardholder accounts on file as of December 31, 1998. TSYS provides card production, statement preparation, electronic commerce services, portfolio management services, account acquisition, credit evaluation, risk management and customer service to clients. Synovus owns 80.8 percent of TSYS.

     TSYS has four wholly owned subsidiaries: (1) Columbus Depot Equipment Company(sm), which sells and leases computer related equipment associated with TSYS' bankcard data processing services; (2) TSYS Total Solutions,(R) Inc., which provides mail and correspondence processing services and account solicitation services; (3) Columbus Productions, Inc.(sm), which provides full-service commercial printing and related services; and (4) TSYS Canada, Inc., which provides programming support and assistance with the conversion of card portfolios to TS2(R).

     TSYS also holds a 49% equity interest in a joint venture company named Total System Services de Mexico, S.A. de C.V., which provides credit card related processing services to Mexican banks, and a 50% interest in Vital Processing Services L.L.C., a joint venture with Visa U.S.A. Inc., that offers fully integrated merchant transaction and related electronic information services to financial and nonfinancial institutions and their merchant customers.

     Seasonality. Due to the seasonal nature of the credit card industry, TSYS' revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season.

     Major Customers. A significant amount of TSYS' revenues are derived from long-term contracts with significant customers, including certain major customers. For the year ended December 31, 1998, BankAmerica Corporation accounted for 21% of TSYS' total revenues. As a result, the loss of BankAmerica Corporation, or other major or significant customers, could have a material adverse effect on TSYS' financial condition and results of operations.

     Near the end of the first quarter of 1998, AT&T completed the sale of its Universal Card Services to CITIBANK, now a part of Citigroup after CITIBANK's merger with
                                        3

Travelers Group, Inc. CITIBANK accounted for approximately 13% of total revenues for the year ended December 31, 1998. On February 26, 1999, CITIBANK notified TSYS of its decision to terminate Universal Card Services' processing agreement with TSYS for consumer credit card accounts at the end of its original term on August 1, 2000. Consumer credit card accounts represented 11.4% of total revenues derived by TSYS from Universal Card Services for the year ended December 31, 1998. Management believes that CITIBANK will continue to be a major customer in 1999, but will not be a major customer in 2000 and that the loss of revenues from Universal Card Services for the months of August through December 2000, should not have a material adverse effect on TSYS' financial condition or results of operations for the year ending December 31, 2000.

     See "Non-Interest Income" under the "Financial Review" Section on pages F-35 and F-36, "Non-Interest Expense" under the "Financial Review" Section on pages F-36 and F-37, and Note 10 of Notes to Consolidated Financial Statements on pages F-21 through F-23 of Synovus' 1998 Annual Report to Shareholders which are specifically incorporated herein by reference.

Service Marks

     Synovus owns the federally registered service marks of Synovus Financial Corp., Synovus, the stylized S logo, Synovus Mortgage Corp. and Synovus Securities, Inc. Synovus also owns additional registered service marks and other service marks. In the opinion of management of Synovus, the loss of the right to use such marks would not materially affect Synovus' business.

     TSYS owns the federally registered service marks TSYS, TS2, Total System Services, Inc. and THE TOTAL SYSTEM, to which TSYS believes strong customer identification attaches. TSYS also owns additional registered service marks and other service marks. Management does not believe the loss of such marks would have a material impact on the business of TSYS.

Supervision, Regulation and Other Factors

     General. Synovus is a registered multi-bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System ("Board") under the Bank Holding Company Act ("BHC Act"), and by the Georgia Banking Department under the bank holding company laws of the State of Georgia (the "Georgia Act"). As a bank holding company, Synovus is required to furnish the Board and the Georgia Banking Department with annual reports of the financial condition, management and inter-company relationships of Synovus and its subsidiaries and affiliates at the end of each fiscal year, and such additional information as the Board and the Georgia Banking Department may require from time to time. The Board and the Georgia Banking Department also make examinations of Synovus and certain of its subsidiaries and affiliates.

     The BHC Act and the Georgia Act require each bank holding company to obtain the prior approval of the Board and the Georgia Banking Department before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank, if, after such

                                        4


acquisition, such bank holding company will, directly or indirectly, own or control more than 5% of the voting shares of such bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; or (iii) it may merge or consolidate with any other bank holding company. In addition, under the Georgia Act, it is unlawful for any bank holding company to acquire, direct or indirect, ownership or control of more than 5% of the voting shares of any presently operating bank, unless such bank has been in existence and continuously operating as a bank for a period of five years or more prior to the date of making application to the Georgia Banking Department for approval of the acquisition.

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

     In addition, a bank holding company is, with certain exceptions, prohibited by the BHC Act from engaging in, or acquiring or retaining direct or indirect control of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Board to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereto.

     Because Synovus is a registered multi-bank holding company, its subsidiary banks are also subject to examination, supervision and regulation by the Board. The banks which are chartered under the banking laws of the States of Georgia, Florida and Alabama are subject to examination, supervision and regulation by the Georgia Banking Department, Florida Banking Department and the Alabama Banking Department, respectively. The banks which are chartered under the banking laws of the United States are subject to examination, supervision and regulation by the Office of the Comptroller of the Currency ("OCC"). In addition, the deposits of Synovus' subsidiary banks are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law, and are subject to examination, supervision and regulation by the FDIC.

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

     Also, the payment of management fees by banking subsidiaries of a bank holding company is subject to supervision and regulation by the Georgia Banking Department, Florida Banking Department, Alabama Banking Department, the OCC, the Federal Reserve and the FDIC. The payment of management fees by non-banking subsidiaries of a bank holding company is also subject to supervision and regulation by the Federal Reserve.

     Numerous other federal and state laws, as well as regulations promulgated by the
                                        5

Board, the Georgia Banking Department, Florida Banking Department, Alabama Banking Department, the OCC and the FDIC govern almost all aspects of the operations of the banks.

     Dividends. Under the laws of the State of Georgia, Synovus, as a business corporation, may declare and pay dividends in cash or property unless the payment or declaration would be contrary to restrictions contained in its Articles of Incorporation, and unless, after payment of the dividend, it would not be able to pay its debts when they become due in the usual course of its businesses or its total assets would be less than the sum of its total liabilities. Synovus is also subject to certain contractual and regulatory capital re strictions that limit the amount of cash dividends that Synovus may pay.

     The primary sources of funds for Synovus' payment of dividends to its shareholders are dividends and fees to Synovus from its banking and nonbanking affiliates. Various federal and state statutory provisions and regulations limit the amount of dividends that the subsidiary banks of Synovus may pay. Pursuant to the regulations of the Georgia Banking Department, a Georgia bank must have approval of the Georgia Banking Department to pay cash dividends if, at the time of such payment: (i) the ratio of such banking affiliate's equity capital (defined to include the aggregate par value of all outstanding common stock, paid-in surplus, retained earnings, capital resources, reserves for loan losses, aggregate par value of outstanding preferred stock which is not redeemable and other outstanding instruments which are required to be converted into common stock) to its adjusted total assets is less than 6%; (ii) the aggregate amount of dividends to be declared or anticipated to be declared during the current calendar year exceeds 50% of its net after-tax profit for the previous calendar year; or (iii) its total classified assets in its most recent regulatory examination exceeded 80% of its equity capital (as defined above) as reflected in such examination. In general, the approval of the Alabama Banking Department and the Florida Banking Department, as applicable, is required if the total of all dividends declared by an Alabama or Florida bank, as the case may be, in any year would exceed the total of its net profits (as defined) for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. In addition, the approval of the OCC is required for a national bank to pay dividends in excess of the bank's net income for the current year plus retained net income for the preceding two years, less any required transfers to surplus.

     Federal and state banking regulations applicable to Synovus and its banking subsidiaries require minimum levels of capital which limit the amounts available for payment of dividends. See "Parent Company" under the "Financial Review" Section on page F-54, and Note 13 of Notes to Consolidated Financial Statements on pages F-25 through F-28 of Synovus' 1998 Annual Report to Shareholders which are specifically incorporated herein by reference.

     Capital Requirements. Synovus is required to comply with the capital adequacy standards established by the Board and its banking subsidiaries must comply with similar capital adequacy standards established by the OCC and FDIC as applicable. There are two basic measures of capital adequacy for bank holding companies and their banking subsidiaries that have been promulgated by the Board, the FDIC and the OCC: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company or a bank to be considered in compliance. See "Capital Resources" and "Dividends" under the "Financial Review" Section on pages F-51 through F-53 and Note 13 of Notes to Consolidated Financial Statements on pages F-25 through F-28 of Synovus' 1998 Annual Report to Shareholders which are specifically incorporated herein by reference.

     Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC- insured depository institutions that fail to meet applicable capital requirements. See "Prompt Corrective Action."

     The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the federal banking agencies have amended the risk-based capital standards that calculate the change in an institution's net economic value attributable to increases and decreases in market interest rates and require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

     Commitments to Subsidiary Banks. Under the Board's policy, Synovus is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support its subsidiary banks in circumstances when it might not do so absent such policy. In addition, any capital loans by Synovus to any of its subsidiary banks would also be subordinate in right of payment to depositors and to certain other indebtedness of such bank.

     In the event of Synovus' bankruptcy, any commitment by Synovus to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment. In addition, the Federal Deposit Insurance Act provides that any financial institution whose deposits are insured by the FDIC generally shall be liable for any loss incurred by the FDIC in connection with the default of, or any assistance provided by the FDIC to, a commonly controlled financial institution.

     Prompt Corrective Action. The Federal Deposit Insurance Corporation Act of 1991 ("FDICIA") establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system the federal banking regulators are required to rate supervised institutions on the basis of five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

     Pursuant to FDICIA, the Board, the FDIC, the OCC and the Office of Thrift Supervision ("OTS") have adopted regulations setting forth a five-tier scheme for measuring the capital adequacy of the financial institutions they supervise. Under the regulations, an institution would be placed in one of the following capital categories: (i) well capitalized (an institution that has a Total Capital ratio of at least 10%, a Tier 1
Capital ratio of at least 6% and a Tier 1 Leverage Ratio of at least 5%); (ii) adequately capitalized (an institution that has a Total Capital ratio of at least 8%, a Tier 1 Capital ratio of at least 4% and a Tier 1 Leverage Ratio of at least 4%); (iii) undercapitalized (an institution that has a Total Capital ratio of under 8%, a Tier 1 Capital ratio of under 4% or a Tier 1 Leverage Ratio of under 4%); (iv) significantly undercapitalized (an institution that has a Total Capital ratio of under 6%, a Tier 1 Capital ratio of under 3% or a Tier 1 Leverage Ratio of under 3%); and (v) critically undercapitalized (an institution whose tangible equity is not greater than 2% of total tangible assets). The regulations permit the appropriate Federal banking regulator to downgrade an institution to the next lower category if the regulator determines (i) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (ii) that the institution has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. Supervisory actions by the appropriate Federal banking regulator depend upon an institution's classification within the five categories. Synovus' management believes that Synovus and its significant bank subsidiaries have the requisite capital levels to qualify as well capitalized institutions under the FDICIA regulations. See Note 13 of Notes to Consolidated Financial Statements on pages F-25 through F-28 of Synovus' 1998 Annual Report to Shareholders which is specifically incorporated herein by reference.

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

     Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

     Safety and Soundness Standards. The Federal Deposit Insurance Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholders. The federal banking agencies determined that stock valuation standards were not appropriate. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the prompt corrective action provisions of FDICIA. See "Prompt Corrective Action." If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

     Depositor Preference Statute. Legislation has been enacted providing that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the "liquidation or other resolution" of such an institution by any receiver.

     TSYS. TSYS is subject to being examined, and is indirectly regulated, by federal and state financial institution regulatory agencies which regulate the banks, savings institutions and credit unions for which TSYS provides bankcard data processing services. Matters reviewed and examined by these federal and state financial institution regulatory agencies have included TSYS' internal controls in connection with its present performance of bankcard data processing services, and the agreements pursuant to which TSYS provides such services.

     As the Federal Reserve Bank of Atlanta has approved Synovus' indirect ownership of TSYS through Columbus Bank and Trust Company, TSYS is subject to direct regulation by the Board. TSYS was formed with the prior written approval of, and is subject to regulation and examination by, the Georgia Banking Department as a subsidiary of Columbus Bank and Trust Company and is authorized to engage in only those activities which Columbus Bank and Trust Company itself is authorized to engage in directly, which includes the bankcard and other data processing services presently being provided by TSYS. As TSYS and its subsidiaries operate as subsidiaries of Columbus Bank and Trust Company, they are subject to regulation by the FDIC.

Employees

     On February 28, 1999, Synovus had 8,625 full time employees, 3,935 of whom are employees of TSYS.

Competition

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


     In the offering of fiduciary services, the Banks and Synovus Trust Company, a wholly owned subsidiary of Columbus Bank and Trust Company, compete with commercial banks and savings institutions having trust powers, trust companies, and investment advisory and brokerage firms and other individuals and firms that offer fiduciary, escrow, or corporate trust services.

     Synovus Securities competes with full-service brokerage firms. In the offering of investment advisory and securities brokerage services, Synovus Securities competes with banking and brokerage concerns which provide investment advisory and broker-dealer services for fixed income portfolios.

     Synovus Mortgage Corp. competes with other mortgage companies and banks offering mortgage services in its and the Banks' market areas.

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

Selected Statistical Information

     The "Financial Review" Section, which is set forth on pages F-32 through F-55 of Synovus' 1998 Annual Report to Shareholders, which includes the information encompassed within "Selected Statistical Information", is specifically incorporated herein by reference.

Item 2.  Properties

     Synovus and its subsidiaries owns, in some cases subject to mortgages or other security interests, or lease all of the real property and/or buildings on which it is located. All of such buildings are in a good state of repair and are appropriately designed for the purposes for which they are used.

     See Note 6 and Note 10 of Notes to Consolidated Financial Statements on page F-16, and pages F-21 through F-23, of Synovus' 1998 Annual Report to Shareholders which are specifically incorporated herein by reference.

     Columbus Bank and Trust Company owns an approximately 225,000 square foot building known as the Uptown Center in Columbus, Georgia which provides office space for most of its operations.

     TSYS owns a 377,000 square foot production center which is located on a
40.4 acre tract of land in north Columbus, Georgia. Primarily a production center, this facility houses TSYS' primary data processing computer operations, statement preparation, mail handling, microfiche production, purchasing and card production, as well as other related operations.

     TSYS owns a 110,000 square foot building on a 23-acre site in Columbus, Georgia, which accommodates current and future office space needs for technical staff. TSYS also owns a 104,000 square foot building on an 18-acre site in Columbus which functions as a second data center.

     During 1997, TSYS entered into an operating lease for the purpose of financing its 540,000 square foot new campus-type facility on approximately 46 acres of land in downtown Columbus, Georgia. The campus facility will consolidate most of TSYS' multiple Columbus locations and will facilitate future growth. The campus development will be a multiyear phased project. TSYS began moving personnel into the new campus facilities in December 1998.

Item 3.  Legal Proceedings

     See Note 10 of Notes to Consolidated Financial Statements on pages F-21 through F- 23 of Synovus' 1998 Annual Report to Shareholders which is specifically incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Shares of common stock of Synovus are traded on the New York Stock Exchange under the symbol "SNV." See "Capital Resources" and "Dividends" under the "Financial Review" Section which are set forth on pages F-51 through F-53 of Synovus' 1998 Annual Report to Shareholders which are specifically incorporated herein by reference.

Item 6.  Selected Financial Data

     See "Five Year Selected Financial Data" under the "Financial Review" Section which is set forth on page F-32 of Synovus' 1998 Annual Report to Shareholders which is specifically incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The "Financial Review" Section which is set forth on pages F-32 through F-55 of Synovus' 1998 Annual Report to Shareholders, which includes the information encompassed by "Management's Discussion and Analysis of Financial Condition and Results of Operations", is specifically incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     See "Market Risk" under the "Financial Review" Section which is set forth on page F- 50 of Synovus' 1998 Annual Report to Shareholders which is specifically incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The "Summary of Quarterly Financial Data" Section which is set forth on page F-55, and the "Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders' Equity, Consolidated Statements of Cash Flows, Summary of Significant Accounting Policies, Notes to Consolidated Financial Statements and Independent Auditors' Report" Sections which are set forth on pages F-2 through F-30 of Synovus' 1998 Annual Report to Shareholders are specifically incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

     The "ELECTION OF DIRECTORS" Section which is set forth on pages 3 through 5, the "EXECUTIVE OFFICERS" Section which is set forth on page 7 and the "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE SECTION" which is set forth on page 22 of Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 22, 1999 are specifically incorporated herein by reference.

Item 11.  Executive Compensation

     The "DIRECTORS' COMPENSATION" Section which is set forth on page 6, the `"EXECUTIVE COMPENSATION - Summary Compensation Table; Stock Option Exercises and Grants; and Employment Contracts and Change in Control Arrangements" Sections which are set forth on pages 9 through 12 and the "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" Section which is set forth on page 15 of Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 22, 1999 are specifically incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The "STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS" Section which is set forth on pages 8 and 9, the "PRINCIPAL SHAREHOLDERS" Section which is set forth on pages 16 through 18, and the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - TSYS Common Stock Ownership of Directors and Management" Section which is set forth on pages 19 and 20 of Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 22, 1999 are specifically incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The "TRANSACTIONS WITH MANAGEMENT" Section which is set forth on pages 15 and 16, the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - Beneficial Ownership of TSYS Common Stock by Columbus Bank" Section which is set forth on page 18, the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - Interlocking Directorates of Synovus, Columbus Bank and TSYS" Section which is set forth on page 19, and the

"RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN
OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - Transactions and Agreements
Between Synovus, Columbus Bank, TSYS and Certain of Synovus' Subsidiaries" Section which is set forth on pages 20 through 22 of Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 22, 1999 are specifically incorporated herein by reference.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a) 1. Financial Statements

               The following Consolidated Financial Statements of Synovus Financial Corp. and its subsidiaries are specifically incorporated by reference from pages F-2 through F-30 of Synovus' 1998 Annual Report to Shareholders, in response to
               Item 8, Part II, Financial Statements and Supplementary Data.

                       Consolidated Balance Sheets - December 31, 1998 and 1997

                       Consolidated Statements of Income - Years Ended December 31, 1998, 1997 and 1996

                       Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 31, 1998, 1997 and 1996

                       Consolidated Statements of Cash Flows - Years Ended December 31, 1998, 1997 and 1996

                       Summary of Significant Accounting Policies - December 31, 1998, 1997 and 1996

                       Notes to Consolidated Financial Statements - December 31, 1998, 1997 and 1996

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

                    3.2 Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 4.2 of Synovus' Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 23, 1999 (File No. 333-72827).

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

                    10.2 Incentive Bonus Plan of Synovus incorporated by
                         reference to Exhibit 10.5 of Synovus' Registration Statement on Form S-1 filed with the Commission on December 18, 1990 (File No. 33- 38244).

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

                    13.1 Certain specified pages of Synovus' 1998 Annual Report to Shareholders which are specifically incorporated herein by reference.

                    20.1 Proxy Statement, for the Annual Meeting of Shareholders
                         of

                         Synovus to be held on April 22, 1999, certain specified pages of which are specifically incorporated herein by reference.

                    21.1 Subsidiaries of Synovus Financial Corp.

                    23.1 Independent Auditors' Consents.

                    24.1 Powers of Attorney contained on the signature pages of the 1998  Annual Report on Form 10-K.

                    27.1 Financial Data Schedule (for SEC use only).

                    27.2 Amended Financial Data Schedule (for SEC use only).

                    27.3 Amended Financial Data Schedule (for SEC use only).

                    27.4 Amended Financial Data Schedule (for SEC use only).

                    99.1 Annual Report on Form 11-K for the Synovus Financial
                         Corp. Employee Stock Purchase Plan for the year ended December 31, 1998 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

                    99.2 Annual Report on Form 11-K for the Synovus Financial
                         Corp. Director Stock Purchase Plan for the year ended December 31, 1998 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

     Synovus agrees to furnish the Commission, upon request, a copy of each instrument with respect to issues of long-term debt. The principal amount of any individual instrument, which has not been previously filed, does not exceed ten percent of the total assets of Synovus and its subsidiaries on a consolidated basis.

        (b) Reports on Form 8-K

     On March 1, 1999, Synovus filed a Form 8-K with the Commission in connection with the announcement that Universal Card Services Corp., an affiliate of CITIBANK, notified TSYS of its decision not to renew its processing agreement with TSYS for consumer credit card accounts at the end of its original term on August 1, 2000.

filings\snv\10k.98

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SYNOVUS FINANCIAL CORP.
                                            (Registrant)

March 16, 1999                       By:/s/James H. Blanchard
                                        ----------------------------------------
                                            James H. Blanchard,
                                            Chairman of the Board and
                                            Principal Executive Officer

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


/s/William B. Turner                                     Date: March 16, 1999
-------------------------------------------------
William B. Turner,
Director and Chairman of
the Executive Committee


/s/James H. Blanchard                                    Date: March 16, 1999
-------------------------------------------------
James H. Blanchard,
Chairman of the Board and
Principal Executive Officer


/s/James D. Yancey                                       Date: March 16, 1999
-------------------------------------------------
James D. Yancey,
President and Director


/s/Richard E. Anthony                                    Date: March 16, 1999
-------------------------------------------------
Richard E. Anthony,
Vice Chairman of the Board


/s/Walter M. Deriso, Jr.                                 Date: March 16, 1999
-------------------------------------------------
Walter M. Deriso, Jr.,
Vice Chairman of the Board


/s/Stephen L. Burts, Jr.                                 Date: March 16, 1999
-------------------------------------------------
Stephen L. Burts, Jr.,
Vice Chairman of the Board


/s/Thomas J. Prescott
-------------------------------------------------        Date: March 16, 1999
Thomas J. Prescott,
Executive Vice President, Treasurer,
Principal Accounting and Financial Officer


-------------------------------------------------
Joe E. Beverly,
Director


/s/Richard Y. Bradley                                    Date: March 16, 1999
-----------------------------------------------
Richard Y. Bradley,
Director


-------------------------------------------------
C. Edward Floyd,
Director


/s/Gardiner W. Garrard, Jr.                              Date: March 16, 1999
-------------------------------------------------
Gardiner W. Garrard, Jr.,
Director


-------------------------------------------------
V. Nathaniel Hansford,
Director


/s/John P. Illges, III                                   Date: March 16, 1999
-------------------------------------------------
John P. Illges, III,
Director


/s/Mason H. Lampton                                      Date: March 16, 1999
-------------------------------------------------
Mason H. Lampton,
Director


-------------------------------------------------
Elizabeth C. Ogie,
Director


/s/H. Lynn Page                                          Date: March 16, 1999
-------------------------------------------------
H. Lynn Page,
Director


-------------------------------------------------
Robert V. Royall, Jr.,
Director


-------------------------------------------------
Melvin T. Stith,
Director

filings\SNV\con13.sig