Form 10-Q
period 1999-03-31
SYNOVUS FINANCIAL CORP
filed 1999-05-17
CIK 18349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For the Quarterly Period Ended March 31, 1999
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

                               YES   X     NO


      At April 30, 1999, 271,059,039 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.



                            SYNOVUS FINANCIAL CORP.
                                     INDEX
                                                                            Page
Part I.              Financial Information                                Number

  Item 1.            Financial Statements
                     Consolidated Balance Sheets (unaudited)
                     March 31, 1999 and December 31, 1998                     3

                     Consolidated Statements of Income (unaudited)
                     Three Months Ended March 31, 1999 and 1998               4

                     Consolidated Statements of Cash Flows (unaudited)
                     Three Months Ended March 31, 1999 and 1998               5

                     Notes to Consolidated Financial Statements (unaudited)   6

  Item 2.            Management's Discussion and Analysis of Financial
                     Condition and Results of Operation                      10

  Item 3.            Quantitative and Qualitative Disclosures About Market
                         Risk                                                21

Part II              Other Information

  Item 6            (a) Exhibits                                             22

                    (b) Reports on Form 8-K                                  22

Signature Page                                                               23

Exhibit Index                                                                24

                     (11) Statement re Computation of Per Share Earnings     25
                     (27) Financial Data Schedule (for SEC purposes only,
                              not enclosed herewith)


                         PART I. FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                            SYNOVUS FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                         March 31,          December 31,
(In thousands, except share and per share data)                            1999                 1998
-------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                               $    281,004              348,365
Interest earning deposits with banks                                         1,049                1,383
Federal funds sold                                                          24,968               52,695
Mortgage loans held for sale                                               107,912              156,231
Investment securities available for sale                                 1,575,845            1,514,054
Investment securities held to maturity                                     294,555              303,613

Loans                                                                    7,638,152            7,420,529
   Less unearned income                                                     (9,473)              (8,537)
   Less reserve for loan losses                                           (111,483)            (110,822)
--------------------------------------------------------------------------------------------------------
      Loans, net                                                         7,517,196            7,301,170
--------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                385,432              375,395
Other assets                                                               434,832              445,103
--------------------------------------------------------------------------------------------------------
      Total assets                                                    $ 10,622,793           10,498,009
========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Non-interest bearing                                               $  1,313,575            1,362,401
   Interest bearing                                                      7,150,913            7,180,397
--------------------------------------------------------------------------------------------------------
      Total deposits                                                     8,464,488            8,542,798
Federal funds purchased and securities sold under agreement to
     repurchase                                                            667,425              496,013
Long-term debt                                                             136,406              127,015
Other liabilities                                                          201,985              209,489
--------------------------------------------------------------------------------------------------------
      Total liabilities                                                  9,470,304            9,375,315
--------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiary                                54,715               52,093
Shareholders' equity:
   Common stock - $1.00 par value; Authorized 600,000,000
          shares; issued 271,116,558 in 1999 and 270,393,657 in 1998;
          outstanding 270,941,295 in 1999 and 270,218,393 in 1998          271,117              270,394
   Surplus                                                                  50,739               42,006
   Less treasury stock - 175,264 shares in 1999 and 1998                    (1,285)              (1,285)
   Less unamortized restricted stock                                        (2,106)              (2,545)
   Accumulated other comprehensive income                                    3,345               10,216
   Retained earnings                                                       775,964              751,815
--------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                         1,097,774            1,070,601
--------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                      $ 10,622,793           10,498,009
========================================================================================================

See accompanying notes to consolidated financial statements.

                            SYNOVUS FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                     Three Months Ended
                                                         March 31,
--------------------------------------------------------------------------------
(In thousands, except per share data)               1999          1998
--------------------------------------------------------------------------------
Interest income:
   Loans, including fees                         $  170,801       158,642
   Investment securities:
      U.S. Treasury and U.S. Government agencies     18,790        20,183
      Mortgage-backed securities                      6,003         4,002
      State and municipal                             2,101         1,687
      Other investments                                 626           549
   Mortgage loans held for sale                       2,477         1,112
   Federal funds sold                                   386           764
   Interest earning deposits with banks                  21            16
--------------------------------------------------------------------------------
      Total interest income                         201,205       186,955
--------------------------------------------------------------------------------
Interest expense:
   Deposits                                          75,228        75,912
   Federal funds purchased and securities
      sold under agreement to repurchase              7,301         3,104
   Long-term debt                                     1,946         1,877
--------------------------------------------------------------------------------
      Total interest expense                         84,475        80,893
--------------------------------------------------------------------------------
      Net interest income                           116,730       106,062
Provision for losses on loans                         7,153         7,594
--------------------------------------------------------------------------------
      Net interest income after provision
         for losses on loans                        109,577        98,468
--------------------------------------------------------------------------------
Non-interest income:
   Data processing services                         104,537        89,243
   Service charges on deposit accounts               16,470        14,349
   Fees for trust services                            5,250         3,810
   Credit card fees                                   3,152         2,515
   Securities gains (losses), net                       447           145
   Other operating income                            29,531        22,258
--------------------------------------------------------------------------------
      Total non-interest income                     159,387       132,320
--------------------------------------------------------------------------------
Non-interest expense:
   Salaries and other personnel expense             105,051        94,692
   Net occupancy and equipment expense               45,386        35,916
   Other operating expenses                          41,432        34,033
   Minority interest in subsidiary's net income       2,489         1,974
--------------------------------------------------------------------------------
      Total non-interest expense                    194,358       166,615
--------------------------------------------------------------------------------
      Income before income taxes                     74,606        64,173
   Income tax expense                                26,417        22,960
--------------------------------------------------------------------------------
      Net income                               $     48,189        41,213
================================================================================
Net income per share :
   Basic                                       $       0.18          0.16
================================================================================
   Diluted                                             0.18          0.15
================================================================================
Weighted average shares outstanding:
   Basic                                            270,647       262,924
   Diluted                                          275,079       267,479
================================================================================
Dividends declared per share                   $       0.09          0.07
================================================================================


See accompanying notes to consolidated financial statements.

                            SYNOVUS FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            Three Months Ended
                                                                  March 31,
--------------------------------------------------------------------------------
(In thousands)                                               1999         1998
--------------------------------------------------------------------------------
Operating Activities
   Net Income                                             $  48,189       41,213
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for losses on loans                        7,153        7,594
         Depreciation, amortization, and accretion, net      16,274       13,076
         Deferred income tax benefit                           (583)      (1,922)
         Decrease (Increase) in interest receivable              96         (595)
         Increase in interest payable                         4,382        4,955
         Minority interest in subsidiary's net income         2,489        1,974
         Decrease (Increase) in mortgage loans held for
          sale                                               48,319      (51,039)
         Other, net                                          13,100       14,414
--------------------------------------------------------------------------------
              Net cash provided by operating activities     139,419       29,670
--------------------------------------------------------------------------------

Investing Activities
   Cash acquired from acquisition                             1,842        ---
   Net decrease in interest earning deposits with banks         334          344
   Net increase (decrease) in federal funds sold             27,727      (27,468)
   Proceeds from maturities and principal collections
      of investment securities available for sale           153,386      116,878
   Proceeds from sales of investment securities
      available for sale                                     16,374       21,882
   Purchases of investment securities
      available for sale                                   (242,570)    (179,507)
   Proceeds from maturities and principal collections
      of investment securities held to maturity              15,819       27,489
   Purchases of investment securities held
      to maturity                                            (6,876)     (10,546)
   Net increase in loans                                   (223,179)     (50,314)
   Purchases of premises and equipment                      (26,051)     (17,378)
   Disposals of premises and equipment                        1,618           65
   Proceeds from sales of other real estate                   1,740        3,824
   Additions to contract acquisition costs                   (1,903)      (5,457)
   Additions to computer software                           (10,163)      (7,149)
--------------------------------------------------------------------------------
              Net cash used in investing activities        (291,902)    (127,337)
--------------------------------------------------------------------------------
Financing Activities
   Net (decrease) increase in demand and savings deposits   (80,581)     110,296
   Net increase in certificates of deposit                    2,271       71,579
   Net increase (decrease) in federal funds purchased
      and securities sold under agreement to repurchase     171,412      (91,057)
   Principal repayments on long-term debt                      (509)      (8,314)
   Proceeds from issuance of long-term debt                   9,900          ---
   Dividends paid to shareholders                           (19,807)     (19,300)
   Proceeds from issuance of common stock                     2,436          908
--------------------------------------------------------------------------------
              Net cash provided by financing activities      85,122       64,112
--------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents            (67,361)     (33,555)
Cash and cash equivalents at beginning of period            348,365      388,134
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $ 281,004      354,579
================================================================================

See accompanying notes to consolidated financial statements.

                            SYNOVUS FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note A - Basis  of  Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments consisting of normally occurring accruals which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Synovus Financial Corp. (Synovus) consolidated financial statements and related notes appearing in Synovus' 1998 annual report previously filed on Form 10-K.

On April 23, 1998, Synovus declared a three-for-two stock split which was effected on May 21, 1998 in the form of a 50% stock dividend. All share, per share, and shareholders' equity amounts for all periods presented in the accompanying consolidated financial statements have been restated to reflect the stock split.

Note B - Supplemental Cash Flow Information

For the three months ended March 31,1999 and 1998, Synovus paid income taxes (received a net income tax refund) of ($2.2) million and $1.8 million, and interest of $80.1 million and $75.9 million, respectively.

Noncash investing activities consisted of loans of approximately $1.7 million and $2.2 million, which were foreclosed and transferred to other real estate during the three months ended March 31, 1999 and 1998, respectively.

Note C - Comprehensive Income

Other comprehensive income (loss) for Synovus consists of unrealized gains (losses) on securities available for sale and foreign currency translation adjustments. Comprehensive income consists of net income plus other comprehensive income (loss). Comprehensive income for the three months ended March 31, 1999 and 1998 was $41,318,000 and $41,484,000, respectively.

Note D - Business Combinations

On January 31, 1999, Synovus completed the acquisition of the remaining 80% interest in Canterbury Trust Company, Inc., which provides trust, custody, investment and consulting services to large institutional clients. The acquisition was accounted for as a purchase resulting in goodwill of $5.5 million which will be amortized on a straight-line basis over fifteen years.

On December 18, 1998, Synovus completed the acquisition of the $178 million asset Georgia Bank & Trust (GB&T), located in Calhoun, Georgia. Synovus issued 1,811,058 shares of common stock for all the issued and outstanding shares of GB&T.

On November 30, 1998, Synovus completed the acquisition of the $55 million asset Bank of Georgia, located in Watkinsville, Georgia. Synovus issued 850,269 shares of common stock for all the issued and outstanding shares of Bank of Georgia.

On September 1, 1998, Synovus completed the acquisition of the $348 million asset Community Bank Capital Corporation (CBCC). CBCC is the parent company of the Bank of North Georgia, located in Alpharetta, Georgia. Synovus issued 3,774,531 shares of common stock for all the issued and outstanding shares of CBCC.

The aforementioned three acquisitions have been accounted for as poolings of interests, except that the financial information preceding the dates of acquisition have not been restated to include the financial position and results of operations of these acquired entities since the effect was not material. The impact of these three acquisitions was an increase in net income of approximately $2.5 million for the three months ended March 31, 1999. Net income for the three months ended March 31, 1998 would have been increased by $1.9 million if the previous periods had been restated.

Note E - Operating Segments

Synovus has two reportable segments: banking operations and computerized data processing. The banking operations segment is predominately involved in commercial banking activities and also provides retail banking, trust, mortgage, and brokerage services. The data processing segment consists of TSYS' operations, which include credit, debit, commercial and private-label processing. All inter-segment services provided are charged at the same rates as those charged to unaffiliated customers. Such services are included in the revenues and net income of the respective segments and are eliminated to arrive at consolidated totals.

Segment information as of and for the three months ended March 31, 1999 and 1998 is presented below:



                                                   Data
(In thousands)                       Banking     Processing
                                    Operations     (c)      Eliminations  Consolidated
Revenues                 1999        $244,568     117,424   (1,400)(a)     $360,592
                         1998         221,696      98,347     (768)(a)      319,275

Income before taxes      1999          57,764      19,331   (2,489)(b)       74,606
                         1998          50,807      15,340   (1,974)(b)       64,173

Income tax expense       1999          20,035      6,382        --           26,417
                         1998          17,870      5,090        --           22,960

Net  income              1999          37,729      12,949   (2,489)(b)       48,189
                         1998          32,937      10,250   (1,974)(b)       41,213

Total  assets            1999      10,272,571     368,286  (18,064)(d)   10,622,793
                         1998       9,124,274     305,843  (53,440)(d)    9,376,677



(a) Principally, computerized data processing service revenues provided to the banking segment.

(b) Minority  interest in the computerized data processing  segment.
(c) Includes equity in income of joint ventures, which is included in other operating income.
(d) Primarily TSYS' cash deposits with the banking operations  segment.

Note F - Legal Proceedings

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

On November 10, 1998, a class action complaint was filed against NationsBank of Delaware, N.A., in the United States District Court for the Southern District of Mississippi. On March 23, 1999, the named plaintiff amended the complaint and named TSYS, and certain credit bureaus, as defendants in the case. The named plaintiff alleges, among other things, that the defendants failed to report properly the credit standing of each member of the putative class. The named plaintiff has defined the class as all persons and entities within the United States who obtained credit cards from NationsBank, and whose accounts were purchased by or transferred to U.S. BankCard, and whose accounts were improperly reported to credit bureaus or credit agencies incorrectly. The amended complaint alleges negligence, violation of the Fair Credit Reporting Act, breach of the duty of good faith and fair dealing, and seeks declaratory relief, injunctive relief, and the imposition of punitive damages. TSYS intends to vigorously contest this lawsuit, which seeks unspecified damages. This litigation has just commenced and discovery has not yet begun; thus, TSYS is not in a position to determine the possible exposure, if any, to TSYS.

Note G - Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

For Synovus, SFAS No. 133 is effective January 1, 2000. On adoption, the provisions of SFAS No. 133 must be applied prospectively. Synovus is in the process of assessing the impact that SFAS No. 133 will have on its financial statements.

Note  H - Other

Certain amounts in 1998 have been reclassified to conform to the presentation adopted in 1999.

                        ITEM 2 - MANAGEMENT'S DISCUSSION
                      AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Summary

As revenues for the three months ended March 31, 1999 increased 15.8% over the first quarter of 1998, net income for the quarter was $48.2 million, up 16.9% from the same period a year ago. Diluted net income per share increased to $.18 for the first three months of 1999 as compared to $.15 for the same period in 1998. Return on average assets was 1.88% and return on average equity was 18.54% for the three months ended March 31, 1999. This compares to a return on average assets of 1.81% and a return on average equity of 18.16% for the first three months of 1998.

During the third and fourth quarters of 1998, Synovus completed three bank acquisitions which were accounted for as poolings of interests; however, financial information preceding the dates of acquisition have not been restated since the effect was not material. Net income for the three months ended March 31, 1999 includes $2.5 million related to these acquisitions. Net income for these three banks during the three months ended March 31, 1998 was $1.9 million.

On April 23, 1998, Synovus declared a three-for-two stock split which was effected on May 21, 1998 in the form of a 50% stock dividend. All share, per share, and shareholders' equity amounts for all periods presented have been restated to reflect the stock split.

Acquisitions

On January 31, 1999, Synovus completed the acquisition of the remaining 80% interest in Canterbury Trust Company, Inc., which provides trust, custody, investment and consulting services to large institutional clients. The acquisition was accounted for under the purchase method resulting in goodwill of $5.5 million which will be amortized on a straight-line basis over fifteen years.

On March 19, 1999, Synovus announced a letter of intent to acquire the $306 million asset Merit Holding Corporation for stock. Merit Holding Corporation, a multi-bank holding company based in Tucker, Georgia, was formed in 1994 from the merger of two community banks, Mountain National Bank in Tucker, Georgia, and Charter Bank & Trust Co. in Marietta, Georgia. Mountain National Bank operates three full-service offices in Tucker, Stone Mountain, and Norcross, Georgia, in addition to Merit Leasing Corporation, a wholly owned, full-service equipment leasing company. Charter Bank & Trust Co. operates three full-service offices, two in Cobb County and one in North Fulton County.

On March 31, 1999, Synovus announced a letter of intent to acquire Ready
Bank of Fort Walton Beach Holding Company, the parent company of the $73 million asset Ready Bank of West Florida. Ready Bank has two banking centers in Fort Walton Beach and Crestview, Florida. Ready Bank will be merged into Vanguard Bank & Trust, Valparaiso, Florida, an existing affiliate of Synovus.

The two above mentioned acquisitions are expected to be completed during the third quarter of 1999 and will be accounted for under the pooling of interests method.

Balance Sheet

During the first three months of 1999, total assets increased $124.8 million, resulting from net loan growth of $216 million. Providing the necessary funding for the balance sheet growth during the first three months of 1999, Synovus' federal funds purchased and securities sold under agreement to repurchase grew $171.4 million and shareholders' equity increased $27.2 million.

Asset Quality

As measured by its asset quality indicators, Synovus' asset quality remains strong. During the first three months of 1999, non-performing assets, consisting of nonaccrual loans, restructured loans, and other real estate, decreased $384,000, while net loans increased $216 million. Synovus' nonperforming assets ratio was .39% as of March 31, 1999, which decreased two basis points from December 31, 1998. Annualized net charge-offs to average loans for the three months ended March 31, 1999 were .35% compared to .30% during the first three months of 1998 and .37% for the entire year in 1998. The lower net charge-offs during the first quarter of 1998 were in part due to a slightly higher volume of recoveries. Net credit card charge-offs represented 49% of total net charge-offs for the first quarter of 1999, compared to 50% for the entire year in 1998. Synovus' overall credit risk profile has continued to improve with credit card loans representing only 3% of total outstandings at March 31, 1999 compared to 3.5% and 4.4% at December 31, 1998 and March 31, 1998, respectively.

Loans 90 days past due and still accruing were $25.2 million, or .33% of total loans, compared to $24.6 million, or .33% of total loans, at March 31, 1999 and December 31, 1998, respectively. Management believes that the value of the underlying collateral securing commercial and consumer loans is generally sufficient to cover the principal and interest on these loans and management does not expect a material increase in nonperforming assets in future periods as a result of the resolution of these delinquencies.

The reserve for loan losses was $111.5 million, or 1.46% of net loans, at March 31, 1999, compared to $110.8 million, or 1.50% of net loans, at December 31, 1998. The provision for loan losses for the three months ended March 31, 1999 was $7.2 million, compared to $7.6 million for the same period in 1998. The lower provision expense is due to the positive trends in Synovus' overall credit risk profile.


                                               March 31,          December 31,
                                                  1999                1998
                                              ---------           ------------
(In thousands)
Nonperforming loans                           $  20,652             20,985
Other real estate                                 9,297              9,348
--------------------------------------------------------------------------------
Non-performing assets                         $  29,949             30,333
================================================================================
Loans 90 days past due and still accruing     $  25,164             24,628
================================================================================
Reserve for loan losses                       $ 111,483            110,822
================================================================================
Reserve for loan losses as a % of loans            1.46%              1.50
================================================================================
As a % of loans and other real estate:
Nonperforming loans                                0.27%              0.28
Other real estate                                  0.12               0.13
--------------------------------------------------------------------------------
Non-performing  assets                             0.39%              0.41
================================================================================
Reserve to nonperforming loans                   539.81%            528.12
================================================================================

                                     - 11 -

Capital Resources and Liquidity

Synovus continues to maintain its capital at levels that exceed the minimum regulatory guidelines. Additionally, based on internal calculations and previous regulatory exams, each of Synovus' subsidiary banks is currently in compliance with regulatory capital guidelines. Synovus' total risk-based capital was $1.223 billion at March 31, 1999, compared to $1.187 billion at December 31, 1998. The ratio of total risk-based capital to risk-weighted assets was 13.62% at March 31, 1999 compared to 13.75% at December 31, 1998. Synovus' leverage ratio at the end of the first quarter of 1999 was 10.71% compared to 10.76% at the end of 1998. Synovus' equity-to-assets ratio increased thirteen basis points to 10.33% at March 31, 1999, when compared to year-end 1998.

Internal capital generation continues to support asset growth, as reflected in the first quarter 1999 equity-to-asset ratio exclusive of net unrealized gains on investment securities available for sale of 10.29%, compared to 10.09% at year-end 1998.

Synovus' liquidity position and sources of funds have not changed significantly since December 31, 1998. Synovus' liquidity ratio at March 31, 1999 was 33.75% compared to 40.18% at December 31, 1998, with the decrease being primarily due to strong loan growth. Additionally, the maturity mix of investment securities and loans has not changed significantly during the first three months of 1999.

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

Additionally, Synovus subsidiary banks have access to overnight federal funds lines with various financial institutions, which total approximately $1.5 billion, that can be drawn upon for short-term liquidity needs. Synovus also holds a $25 million line of credit.

In 1997, Total System Services, Inc. (TSYS), Synovus' 80.8% owned subsidiary, began construction of a campus-type facility which will serve as TSYS' corporate headquarters. TSYS entered into an operating lease agreement relating to the new corporate campus. Under the agreement, the lessor has purchased the land, is paying for construction and development costs, and has leased the property to TSYS commencing upon its completion. The lease provides for a substantial residual value guarantee, up to $87 million, and includes purchase options at the original cost of the property. Real estate taxes, insurance, maintenance, and operating expenses applicable to the leased property are obligations of TSYS. TSYS began moving personnel into the new campus facility in December 1998, and should complete the move of a substantial number of its personnel into the new facility by the end of the third quarter of 1999. With the move to the campus, TSYS will not renew leases on certain facilities. TSYS expects the increase in occupancy and equipment expense related to occupying the campus to be approximately $5.3 million in 1999, net of the relinquished lease obligations.

The consolidated statements of cash flows detail Synovus' cash flows from operating, investing, and financing activities. Operating activities provided net cash of $138.7 million during the first three months of 1999, while $85.8 million was provided by financing activities. Investing activities utilized $291.9 million of this amount, resulting in a decrease in cash and cash

                                     - 12-

equivalents of $67.4 million.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the first three months of 1999 were $10.4 billion, up 12.9% over the first three months average of 1998, which was $9.2 billion. The 1998 non-restated bank acquisitions accounted for $640.3 million of the total increase in average assets. Average earning assets were up 13.3% in the first three months of 1999 over the same period a year ago and represented 91.2% of average total assets. When compared to the same period last year, average deposits increased $653.8 million, average shareholders' equity increased $133.8 million, and average federal funds purchased and securities sold under agreement to repurchase increased $382.7 million. This growth provided the funding for the $879.1 million growth in average net loans, the $175 million increase in average investment securities, partially offset by the $13.9 million decrease in average federal funds sold.

Net interest income was $116.7 million for the three months ended March 31, 1999, up $10.6 million, or 10.1%, over the $106.1 million reported in the three months ended March 31, 1998. Net interest income, on a tax-equivalent basis, for the first three months of 1999 increased $10.8 million, or 10.1%, over the same period in 1998.

The year-to-date net interest margin was 5.08%, down fifteen basis points from the same period last year. This decrease resulted from a forty-nine basis point decrease in the yield on earning assets, which was partially offset by a thirty-one basis point decrease in the effective cost of funds. The decreased yield on earning assets was due to lower yields on investment securities and loans. The decreased loan yields were primarily due to a seventy-five basis point decrease in the prime rate from the first quarter of 1998 to the first quarter of 1999. The decreased effective cost of funds was due to lower average rates paid on interest-bearing funding.

The tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table for the three months ended March 31, 1999 and 1998. The taxable-equivalent adjustment is based on a 35% federal income tax rate.


 (In thousands)                                 1999                 1998
--------------------------------------------------------------------------------
Interest income                              $201,205              186,955
Taxable-equivalent adjustment                   1,361                1,197
--------------------------------------------------------------------------------
Interest income, taxable-equivalent           202,566              188,152
Interest expense                               84,475               80,893
--------------------------------------------------------------------------------
Net interest income, taxable-equivalent      $118,091              107,259
================================================================================

Non-Interest Income

Total non-interest income during the first three months of 1999 increased
$27.1 million, or 20.5%, over the same period in 1998. This increase in non-interest income resulted primarily from higher data processing revenues, which increased $15.3 million, or 17.1%, during the three months ended March 31, 1999, over the same period in 1998. Synovus started building The New Bank in 1996; a strategy based on the belief that our customers' expectations and financial needs were changing rapidly and dramatically. One of The New Bank components is modernized, more responsive financial products like annuities, trust services, mortgage, and brokerage. Synovus banks are offering these services now. During the first quarter of 1999, the banking

                                     - 13 -

operations segment experienced  significant  increases in mortgage revenues
(up $1.5 million or 33.9%), fees for trust services (up $1.4 million or 38%), credit card fees (up $.6 million or 25.3%), and brokerage revenues (up $.8 million or 27.6%). Additionally, other operating income for the first quarter of 1999 included a $2 million gain from the sale of a corporate investment.

Data processing services revenue is derived principally from the servicing of individual bankcard accounts for the card-issuing customers of TSYS. TSYS' revenues from bankcard data processing services increased $15.3 million, or 17.1%, for the three months ended March 31, 1999, compared to the same period in 1998. Increased revenues from bankcard data processing services are attributable to the growth in the card portfolios of existing customers, as well as cardholder accounts of new customers. Increases in the volumes of authorizations and transactions associated with the additional cardholder accounts also contributed to the increased revenues. Processing contracts with large customers, representing a significant portion of TSYS' total revenues, generally provide for discounts on certain services based on increases in the level of cardholder accounts processed. As a result, bankcard data processing revenues and the related margins are influenced by the customer mix relative to the size of customer bankcard portfolios, as well as the number of individual cardholder accounts processed for each customer.

In May 1998, TSYS signed a long-term processing agreement with Sears, Roebuck and Co. to convert and process its private-label credit card portfolio. In April 1999, the conversion of the Sears portfolio was completed. The accounts converted in 1999, combined with the 7.5 million converted in the fourth quarter of 1998, bring the total accounts for Sears to 64 million.

A significant amount of TSYS' revenues is derived from long-term contracts with large customers, including certain major customers. For the three months ended March 31, 1999, two major customers accounted for approximately 33% of total revenues, compared to 29% for the three months ended March 31, 1998. The loss of either one of TSYS' major customers, or other major or significant customers, could have a material adverse effect on TSYS' financial condition and results of operations.

Near the end of the first quarter of 1998, AT&T, a major customer of TSYS, completed the sale of its Universal Card Services (UCS) to CITIBANK, now a part of Citigroup after CITIBANK's merger with Travelers Group, Inc. On February 26,1999, CITIBANK notified TSYS of its decision to terminate UCS' processing agreement with TSYS for consumer credit card accounts at the end of its original term on August 1, 2000. TSYS' management believes that CITIBANK will continue to be a major customer in 1999, but will not be a major customer in 2000, and that the loss of revenues from UCS for the months of August through December 2000 should not have a material adverse effect on TSYS' financial condition or results of operations for the year ending December 31, 2000.

Effective September 30, 1998, NationsBank and Bank of America merged. TSYS has long-term processing contracts with each of these customers, with NationsBanks' ending in 2005 and Bank of America's ending in 2007, and is in the process of assessing implications of the merger on the existing contracts with each customer. The combination of NationsBank and Bank of America under a single processing agreement with TSYS will reduce TSYS' revenues in 1999 and future years because together NationsBank and Bank of America will be entitled to receive greater discounts than either would have been entitled to receive standing alone.

                                     - 14 -
Non-Interest Expense

Total non-interest expense (excluding the minority interest in TSYS' net income) for the three months ended March 31, 1999, increased $27.2 million, or 16.5%, over the same period in 1998. Management analyzes non-interest expense in two separate components: banking operations and TSYS. The following table summarizes this data for the first three months of 1999 and 1998.


                                                  1999                         1998
                                          ---------------------          --------------------
  (In thousands)                             Banking     TSYS            Banking       TSYS
                                          ----------- ---------          ----------  --------
Salaries and other personnel expenses      $56,583     48,468             51,481      43,210
Net occupancy and equipment expense         12,665     32,721             11,549      24,367
Other operating expenses                    24,439     16,993             17,845      16,189
---------------------------------------------------------------------------------------------
Total non-interest expense                 $93,687     98,182             80,875      83,766
=============================================================================================

Banking operations' non-interest expense increased $12.8 million or 15.8% for the three months ended March 31, 1999, compared to the same period in 1998. Salaries and other personnel expenses, the largest component of non-interest expense, increased $5.1 million or 9.9%. This increase is due to annual salary adjustments as well as growth in the number of employees. Other operating expenses increased $6.6 million or 37%. The growth in other operating expenses is due primarily to expenses associated with our new information technology processing system, "TIPS" (Technology Improving Personal Service), which is provided by Marshall & Illsley Data Services (M&I). Synovus completed the conversion to the TIPS system during March of 1999, and for the first time, the computers in all of our autonomous banks speak the same electronic language. The TIPS system is also enabling us to meet the challenges of The New Bank's successor, Service Beyond Banking. Providing premium service for our customers is our constant goal. Service Beyond Banking means that there is one source for our customers' financial needs. Today, with our TIPS system, we are preparing our banks to provide comprehensive financial services to every Synovus customer through the Internet and through a data warehouse that will show us the way to offer even better, more efficient services to our customers.

Non-interest expense related to TSYS increased 17.2% for the three months ended March 31, 1999, compared to the same period in 1998. Employment expenses increased 12.2% for the three months ended March 31, 1999, compared to the same period in 1998. The change in employment expenses consists of an increase of $9.8 million associated with growth in the number of employees, normal salary increases and related benefits, offset by $4.5 million invested in software development costs and contract acquisition costs. The majority of the software development costs were related to the development of a commercial card system for TS2 which began in May 1998 and is expected to be substantially completed by the end of the fourth quarter of 1999. The average number of employees in the first quarter of 1999 increased to 3,915, a 22.7% increase over the 3,190 in the same period of 1998.

Net occupancy and equipment expense at TSYS increased 34.3% for the three months ended March 31, 1999, over the same period in 1998. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, increased $4.2 million, or 33.8%, in the first quarter of 1999, compared to the same period in 1998. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved primarily through operating leases. During 1998 and the first quarter of 1999, TSYS made significant investments in computer software licenses related to the new East Center data center and to accommodate increased volumes due to the expected growth in the number of accounts associated with new customers.

Year 2000 Readiness Disclosure

Many computer programs were written with a two digit date field, and, if these programs are not made Year 2000 compliant, they will be unable to correctly process date information for the year 2000 and after. Through separate task forces, Synovus is continuing its ongoing projects to assure its processing systems will be Year 2000 compliant for its banking activities and at TSYS. The task forces are composed of dedicated resources as well as members from other areas within the banks and TSYS. Each Board of Directors has reviewed the overall project plans for the banks and TSYS with progress toward completion monitored regularly. The primary components of the plans include: awareness-assuring a common understanding of the issues throughout Synovus; assessment-identification of non-compliant hardware, equipment, and software as well as suppliers and vendors; renovation-renovation, replacement or retirement of programs; validation-testing modifications of programs including coordination of testing with third parties and vendors; and implementation-moving validated code to production.

Banking Operations:

For the banks, the conversion of the core processing systems to M&I should provide for Year 2000 compliance for those applications, including loans, deposits, and sales platforms. M&I has completed the Year 2000 renovation for its banking systems and is currently utilizing this renovated code for all processing. During the first quarter of 1999, M&I completed the testing phase. Since March 31, 1999, all Synovus banks are being processed using the M&I Year 2000 renovated code. The remaining personal computer hardware platforms and software programs as well as other ancillary systems such as ATM's, fax machines, copiers, and phone systems have been reviewed and all significant applications or infrastructure which need to be modified have been identified and their renovation and testing is expected to be completed by June 30, 1999.

In August 1998, M&I received ITAA*2000 certification from the Information Technology Association of America. The program examines processes and methods used by companies to perform their year 2000 software conversions. In addition, M&I's progress and plans are subject to periodic review and evaluation by banking regulatory agencies. In August, 1998, M&I adopted a "Year 2000 Contingency Strategy" plan which follows all the Federal Financial Institutions Examination Council's (FFIEC) guidelines. This plan includes an analysis of "most reasonably likely year 2000 worst case scenarios" and M&I's planned solutions to those scenarios. Examples of these scenarios and planned solutions are, a power interruption at a data processing facility mitigated by an onsite generator, and simultaneous disasters at all data processing locations mitigated by use of a prearranged third party facility.

Business resumption contingency planning is underway at Synovus in accordance with the FFIEC guidelines and progressing on schedule. This planning effort addresses specific issues related to Year 2000 service interruptions. Operational plans are being developed, and will be completed by June 30, 1999, which will allow Synovus to operate in the event of the disruption of services from mission critical service providers, including M&I. Included in the Synovus business resumption contingency planning are measures that address liquidity and the ready availability of cash.

Based on currently available information while management anticipates there could be isolated and short-term disruptions of various services and interfaces at its business sites, there is no expectation of extensive or protracted systemic failures that would have a material adverse effect on the financial condition or results of operations of Synovus.

TSYS:

At TSYS, the core system of TS2 was designed to be Year 2000 compliant, and TSYS is continuing its ongoing project to ensure that all of TSYS' processing systems are Year 2000 compliant. As of December 31, 1998, TSYS had completed the awareness, assessment, renovation, and validation phases of its Year 2000 project. During 1998, two major milestones were met. The first milestone, 100% of all critical code converted, was achieved in April 1998. The second, 100% of all noncritical code renovated, was completed in July 1998. As units were renovated they were returned to production, and, as of December 31, 1998, TSYS was fully operating in Year 2000 compliant systems. The validation phase at TSYS included setting up a test environment, testing core system functionality and providing test results to clients. It was during this phase that Turn of The Century, Monthly Cycling, Leap Year and Millennium Year, and Month and Quarter-end dates were tested. This phase concluded during October, 1998 and results were sent to customers in November and December 1998. The implementation phase, which allows clients the opportunity to test their specific code within a Year 2000 environment, began in 1998 and all aspects of such phase are expected to be completed by June 30, 1999. Completion of all third party interface testing is dependent upon those third parties completing their own internal remediation. TSYS could be adversely affected to the extent third parties with which it interfaces have not properly addressed their Year 2000 issues.

Another significant aspect of the Year 2000 project is contingency planning, which is a process to ensure that TSYS can continue operations in the event that information technology systems, noninformation technology systems, or vendors are not Year 2000 compliant. In January 1999, TSYS refined its Business Resumption Contingency Plan, or Y2K Day Plan, which is based on the TSYS Disaster Recovery Plan. This plan sets forth processes and procedures to follow in case TSYS experiences a problem with processing Year 2000 data or if mission-critical service providers suffer disruption. The plan includes the following:

TSYS programming staff will be on site to immediately remediate any coding issues encountered. The Year 2000 Communication Center will act as the nerve center during the century changeover, monitoring processing status, conveying management decisions, and deploying resources where required.

If a power loss is experienced for any reason at TSYS Data Centers which house mainframe and associated hardware, all of TSYS' critical systems would be powered through battery backup and diesel generators without experiencing any downtime. This process, referred to as TSYS' Uninterrupted Power Supply system, has enough fuel for 72 hours. TSYS has contracts with two separate fuel distributors to ensure that its operations could continue indefinitely. The fuel companies have backup generators in case of a power failure to keep their fuel pumps operational.

TSYS has service agreements with IBM's Global Services to provide, through its business unit, Business Recovery Services, hot-site assistance and equipment for data center and network recovery in case of a natural or man-made disaster. Also, TSYS has contracts with other companies to receive immediate service and/or top priority in an emergency situation. Additionally, vendor technicians for key equipment will be on site for the period of December 31, 1999 through January 3, 2000.

TSYS management believes that the most likely Year 2000 risks relate to third parties with which it has material relationships. A failure or disruption of (i) TSYS' mission-critical computer systems caused by third-party hardware/software, (ii) third-party service/network/gateway providers, or (iii) significant clients for an extended period, could adversely affect the financial condition and results of operations of TSYS. Management believes its internal review indicates that TSYS' mission-critical systems are Year 2000 ready; however, failure of a mission critical third-party provider could have a material adverse effect on TSYS' business, operations and financial results. However, based on currently available information, while management anticipates there could be isolated and intermittent disruptions of various services and interfaces at its business sites related to third parties with which it has material relationships, there is no expectation of extensive or protracted systemic failures that would have a material adverse effect on the financial condition or results of operations of TSYS.

The majority of Synovus' costs in becoming Year 2000 compliant are related to TSYS. Such costs are being expensed as incurred and are not expected to have a material effect on Synovus' financial condition or results of operations for 1999. TSYS currently estimates the total cost for the Year 2000 project will amount to approximately $18 million of direct costs. This amount consists primarily of the costs associated with personnel dedicated to the Year 2000 project. During the first quarter of 1999, TSYS incurred $1.9 million of direct costs associated with the Year 2000 project and has incurred $10.9 million since project inception. The banking operations' Year 2000 remediation costs, other than those related to the conversion to M&I, are not material. Synovus estimates that the total cost for its banking operations Year 2000 project will be approximately $2.5 million (approximately $1.4 million incurred in 1998, $300 thousand incurred in the first quarter of 1999 and $800 thousand to be incurred during the remainder of 1999). These costs are exclusive of the costs associated with the conversion to the M&I system and consist primarily of direct personnel costs. The failure of Synovus or TSYS to be Year 2000 compliant would have a material adverse effect on Synovus' financial condition and results of operations.

The costs of the projects and the dates on which Synovus and TSYS believe they will complete the Year 2000 modifications are based on managements best estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of necessary technical resources and the cooperation of customers and vendors. However, there are no guarantees that these estimates will be achieved and actual results could differ materially from those anticipated.

All forward-looking statements regarding Year 2000 readiness, including estimates, forecasts and expectations, are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous risks and uncertainties which could cause actual events or results to differ materially from those projected. Important factors upon which Synovus' Year 2000 forward-looking statements are premised include: (a) retention of employees and contractors working on Year 2000 projects; (b) TSYS customers' remediation of their internal systems to be Year 2000 ready and their cooperation in timely testing; (c) no material disruption of telecommunication, data transmission networks, payment networks, government services utilities or other infrastructure services and no unexpected failure of third-party products;
(d) no unexpected failures by third-parties providing services to Synovus; (e) no undiscovered subversion of systems or program code affecting Synovus' systems; and (f) no undiscovered material flaws in Synovus' test processes.

Income Tax Expense

Income tax expense for the three months ended March 31, 1999, was $26.4 million compared to $23.0 million for the same period a year ago. The effective tax rate for the first three months of 1999 and 1998 was 35.4% and 35.8%, respectively. The enactment of favorable state tax legislation during the first quarter contributed to the decline in the effective tax rate.

Legal Proceedings

On November 10, 1998, a class action complaint was filed against NationsBank of Delaware, N.A., in the United States District Court for the Southern District of Mississippi. On March 23, 1999, the named plaintiff amended the complaint and named TSYS, and certain credit bureaus, as defendants in the case. The named plaintiff alleges, among other things, that the defendants failed to report properly the credit standing of each member of the putative class. The named plaintiff has defined the class as all persons and entities within the United States who obtained credit cards from NationsBank, and whose accounts were purchased by or transferred to U.S. BankCard, and whose accounts were improperly reported to credit bureaus or credit agencies incorrectly. The amended complaint alleges negligence, violation of the Fair Credit Reporting Act, breach of the duty of good faith and fair dealing, and seeks declaratory relief, injunctive relief, and the imposition of punitive damages. TSYS intends to vigorously contest this lawsuit, which seeks unspecified damages. This litigation has just commenced and discovery has not yet begun; thus, TSYS is not in a position to determine the possible exposure, if any, to TSYS.

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

                           ITEM 3 - QUANTITATIVE AND
                         QUALITATIVE DISCLOSURES ABOUT
                                  MARKET RISK

Quantitative and qualitative disclosures about market risk were included in the annual report which was incorporated by reference in Synovus' 1998 10-K. There have been no significant changes in the contractual balances and the estimated fair value of Synovus' on-balance sheet financial instruments, the notional amount and estimated fair value of the company's off-balance sheet derivative financial instruments, or weighted-average interest rates.

                          PART II - OTHER INFORMATION

                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     (11)  Statement re  Computation of Per Share  Earnings

     (27) Financial Data Schedule (for SEC purposes only, not enclosed herewith)

(b) Reports on Form 8-K
    The following reports on Form 8-K were filed during or subsequent to the first quarter of 1999.

    (1) The report filed on March 1, 1999,  included the following event:

    On February 26, 1999, TSYS, Synovus' 80.8% owned processing subsidiary, announced that it received notice from Universal Card Services Corp. ("UCS"), a unit of CITIBANK, of its decision not to renew its processing contract for consumer cards beyond the original term ending August 1, 2000.

    (2) The report filed on March 17, 1999, included the following event:

    On March 15, 1999, Synovus announced a 22.8% increase in the quarterly cash dividend of common stock.

    (3) The report filed on April 28, 1999, included the following  event:

    On April 27, 1999,  the Synovus Board of Directors  renewed its
    Shareholder Rights Plan to take effect when the existing plan expires on May 4, 1999. Under the new plan, Rights will be distributed as a dividend at the rate of one Right for each share of common stock of Synovus held by shareholders of record at the close of business on May 4, 1999. Each Right will entitle shareholders to buy, upon occurrence of certain events, one share of common stock for $225.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SYNOVUS FINANCIAL CORP.

Date: May 14, 1999                             BY: /s/ Thomas J. Prescott
                                                   Executive Vice President and
                                                   Chief Financial Officer

                               INDEX TO EXHIBITS

                                                            Sequentially
Exhibit Number                Description                   Numbered Page
--------------                ----------------             ---------------------

   11                         Statement re Computation of        25
                              Per Share Earnings

   27                         Financial Data Schedule
                              (for SEC purposes only, not
                               enclosed herewith)