Form 10-Q
period 1999-06-30
SYNOVUS FINANCIAL CORP
filed 1999-08-16
CIK 18349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For the Quarterly Period Ended June 30, 1999
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

                YES   X                 NO


At July 31, 1999, 271,328,007 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.


                             SYNOVUS FINANCIAL CORP.

                                      INDEX

                                                                                               Page
Part I.           Financial Information                                                       Number
     Item 1.      Financial Statements

                  Consolidated Balance Sheets (unaudited)
                  June 30, 1999 and December 31, 1998                                           3

                  Consolidated Statements of Income (unaudited)
                  Six and Three Months Ended June 30, 1999 and 1998                             4

                  Consolidated Statements of Cash Flows (unaudited)
                  Six Months Ended June 30, 1999 and 1998                                       5

                  Notes to Consolidated Financial Statements (unaudited)                        6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          11

     Item 3.       Quantitative and Qualitative Disclosures About Market Risk                  23

Part II.          Other Information

     Item 4.      Submission of Matters to a Vote of Security Holders                          24

     Item 6.      (a)   Exhibits                                                               25

                  (b)   Report on Form 8-K                                                     25

Signature Page
                                                                                               26

Exhibit Index                                                                                  27

                  (11)   Statement re Computation of Per Share Earnings                        28

                  (27)   Financial Data Schedule (for SEC purposes only, not
                                  enclosed herewith)


                         PART I. FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                            SYNOVUS FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                    June 30,   December 31,
(In thousands, except share and per share data)       1999         1998
----------------------------------------------------------------------------
ASSETS
Cash and due from banks                           $   412,708        348,365
Interest earning deposits with banks                      988          1,383
Federal funds sold                                     22,626         52,695
Mortgage loans held for sale                          105,251        156,231
Investment securities available for sale            1,624,171      1,514,054
Investment securities held to maturity                289,127        303,613
Loans                                               7,973,427      7,420,529
  Less unearned income                                 (9,063)        (8,537)
  Less reserve for loan losses                       (115,534)      (110,822)
----------------------------------------------------------------------------
    Loans, net                                      7,848,830      7,301,170
----------------------------------------------------------------------------
Premises and equipment, net                           400,491        375,395
Other assets                                          470,320        445,103
----------------------------------------------------------------------------
    Total assets                                  $11,174,512     10,498,009
============================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
  Non-interest bearing                            $ 1,462,193      1,362,401
  Interest bearing                                  7,503,576      7,180,397
----------------------------------------------------------------------------
    Total deposits                                  8,965,769      8,542,798
Federal funds purchased and securities sold
     under agreement to repurchase                    664,428        496,013
Long-term debt                                        191,085        127,015
Other liabilities                                     186,566        209,489
----------------------------------------------------------------------------
    Total liabilities                              10,007,848      9,375,315
----------------------------------------------------------------------------
Minority interest in consolidated subsidiary           57,926         52,093
Shareholders' equity:
  Common stock - $1.00 par value; Authorized
    600,000,000 shares; issued 271,482,571 in
    1999 and 270,393,657 in 1998; outstanding
    271,307,307 in 1999 and 270,218,393 in 1998       271,483        270,394
  Surplus                                              52,261         42,006
  Less treasury stock - 175,264 shares in 1999
    and 1998                                           (1,285)        (1,285)
  Less unamortized restricted stock                    (1,722)        (2,545)
  Accumulated other comprehensive income (loss)       (14,544)        10,216
  Retained earnings                                   802,545        751,815
----------------------------------------------------------------------------
    Total shareholders' equity                      1,108,738      1,070,601
----------------------------------------------------------------------------
    Total liabilities and shareholders' equity    $11,174,512     10,498,009
============================================================================

See accompanying notes to consolidated financial statements.



                            SYNOVUS FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                       Six Months Ended     Three Months Ended
                                                            June 30,              June 30,
                                                        ---------------      ------------------
(In thousands, except per share data)                  1999        1998       1999       1998
                                                        ---------------      ------------------
Interest income:
  Loans, including fees                               $349,368    319,222    178,566    160,580
  Investment securities:
    U.S. Treasury and U.S. Governmment agencies         38,201     40,288     19,411     20,105
    Mortgage-backed securities                          12,152      7,922      6,149      3,920
    State and municipal                                  4,203      3,513      2,102      1,826
    Other investments                                    1,349      1,144        724        595
  Mortgage loans held for sale                           4,259      2,048      1,782        936
  Federal funds sold                                       746      1,857        360      1,093
  Interest earning deposits with banks                      40         28         19         12
-----------------------------------------------------------------------------------------------
    Total interest income                              410,318    376,022    209,113    189,067
-----------------------------------------------------------------------------------------------
Interest expense:
  Deposits                                             152,181    151,818     76,954     75,906
  Federal funds purchased and securities sold under
    agreement to repurchase                             15,201      6,495      7,900      3,391
  Long-term debt                                         4,197      3,707      2,251      1,830
-----------------------------------------------------------------------------------------------
    Total interest expense                             171,579    162,020     87,105     81,127
-----------------------------------------------------------------------------------------------
    Net interest income                                238,739    214,002    122,008    107,940
Provision for losses on loans                           16,554     14,598      9,401      7,004
-----------------------------------------------------------------------------------------------
    Net interest income after provision
      for losses on loans                              222,185    199,404    112,607    100,936
-----------------------------------------------------------------------------------------------
Non-interest income:
  Data processing services                             230,605    173,178    126,069     83,935
  Service charges on deposit accounts                   32,902     29,503     16,432     15,154
  Fees for trust services                               10,005      7,357      4,755      3,547
  Credit card fees                                       6,724      5,627      3,572      3,112
  Securities gains (losses), net                           715        326        268        181
  Other operating income                                56,441     45,778     26,909     23,522
-----------------------------------------------------------------------------------------------
    Total non-interest income                          337,392    261,769    178,005    129,451
-----------------------------------------------------------------------------------------------
Non-interest expense:
  Salaries and other personnel expense                 214,098    184,085    109,047     89,394
  Net occupancy and equipment expense                   96,450     73,015     51,064     37,099
  Other operating expenses                              88,904     67,062     47,472     33,030
  Minority interest in subsidiary's net income           6,032      4,217      3,543      2,243
-----------------------------------------------------------------------------------------------
    Total non-interest expense                         405,484    328,379    211,126    161,766
-----------------------------------------------------------------------------------------------

    Income before income taxes                         154,093    132,794     79,486     68,621
  Income tax expense                                    54,985     47,369     28,567     24,409
-----------------------------------------------------------------------------------------------

    Net income                                        $ 99,108     85,425     50,919     44,212
===============================================================================================
Net income per share :
  Basic                                               $   0.37       0.32       0.19       0.17
===============================================================================================
  Diluted                                                 0.36       0.32       0.19       0.17
===============================================================================================

Weighted average shares outstanding:
  Basic                                                270,916    262,999    271,182    263,073
===============================================================================================
  Diluted                                              274,949    266,876    274,837    267,790
===============================================================================================
Dividends declared per share                          $   0.18       0.15       0.09       0.07
===============================================================================================

See accompanying notes to consolidated financial statements.

                            SYNOVUS FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                ---------------------------
(In thousands)                                                                       1999            1998
                                                                                ---------------------------
Operating Activities
   Net Income                                                                   $   99,108          85,425
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for losses on loans                                              16,554          14,598
         Depreciation, amortization, and accretion, net                             35,275          27,652
         Deferred income tax expense (benefit)                                       2,644          (2,213)
         Increase in interest receivable                                            (5,476)         (3,486)
         Increase in interest payable                                                2,981           3,492
         Minority interest in subsidiary's net income                                6,032           4,217
         Decrease (increase) in mortgage loans held for sale                        50,980         (23,441)
         Other, net                                                                  4,757          (1,769)
------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                            212,855         104,475
------------------------------------------------------------------------------------------------------------

Investing Activities
   Cash acquired from acquisition                                                    1,842             --
   Net decrease in interest earning deposits with banks                                395             603
   Net decrease in federal funds sold                                               30,069          55,341
   Proceeds from maturities and principal collections of investment
      securities available for sale                                                269,075         237,295
   Proceeds from sales of investment securities available for sale                  23,331          32,352
   Purchases of investment securities available for sale                          (453,859)       (305,332)
   Proceeds from maturities and principal collections of investment
      securities held to maturity                                                   25,831          65,038
   Purchases of investment securities held to maturity                             (11,559)        (36,658)
   Net increase in loans                                                          (564,214)       (105,919)
   Purchases of premises and equipment                                             (57,935)        (48,061)
   Disposals of premises and equipment                                               1,794             322
   Proceeds from sales of other real estate                                          4,001           5,222
   Additions to contract acquisition costs                                          (2,789)        (10,980)
   Additions to computer software                                                  (30,061)        (19,657)
------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                               (764,079)       (130,434)
------------------------------------------------------------------------------------------------------------

Financing Activities
   Net increase in demand and savings deposits                                     239,404         177,646
   Net increase (decrease) in certificates of deposit                              183,567         (62,119)
   Net increase (decrease) in federal funds purchased and securities
      sold under agreement to repurchase                                           168,415         (56,173)
   Principal repayments on long-term debt                                             (830)        (10,690)
   Proceeds from issuance of long-term debt                                         64,900           8,000
   Dividends paid to shareholders                                                  (44,202)        (38,584)
   Proceeds from issuance of common stock                                            4,313           1,310
------------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                            615,567          19,390
------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                    64,343          (6,569)
Cash and cash equivalents at beginning of period                                   348,365         388,134
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $  412,708         381,565
============================================================================================================

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

Note B - Supplemental Cash Flow Information

For the six months ended June 30,1999 and 1998, Synovus paid income taxes of $46.6 million and $49.1 million, and interest of $168.6 million and $158.5 million, respectively.

Noncash investing activities consisted of loans of approximately $2.3 million and $3.9 million, which were foreclosed and transferred to other real estate during the six months ended June 30, 1999 and 1998, respectively.

Note C - Comprehensive Income

Other comprehensive income (loss) for Synovus consists of unrealized gains (losses) on securities available for sale and foreign currency translation adjustments. Comprehensive income consists of net income plus other comprehensive income (loss). Comprehensive income for the three months ended June 30, 1999 and 1998 was $33.0 million and $45.6 million, respectively. Comprehensive income for the six months ended June 30, 1999 was $74.3 million compared to $87.1 million for the six months ended June 30, 1998.

Note D - Business Combinations

On January 31, 1999, Synovus issued 333,163 shares of common stock to acquire the remaining 80% interest in Canterbury Trust Company, Inc., which provides trust, custody, investment and consulting services to large institutional clients. The acquisition was accounted for as a purchase resulting in goodwill of $5.5 million which will be amortized on a straight-line basis over fifteen years.

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

The aforementioned three acquisitions have been accounted for as poolings of interests, except that the financial information preceding the dates of acquisition have not been restated to include the financial position and results of operations of these acquired entities since the effect was not material. Net income for the six months ended June 30, 1998 would have been increased by $3.4 million if the previous periods had been restated.

Note E - Operating Segments

Synovus has two reportable segments: banking operations and computerized data processing. The banking operations segment is predominately involved in commercial banking activities and also provides retail banking, trust, mortgage, and brokerage services. The data processing segment consists of TSYS' operations, which consist primarily of credit, debit, commercial and private-label card processing. All inter-segment services provided are charged at the same rates as those charged to unaffiliated customers. Such services are included in the revenues and net income of the respective segments and are eliminated to arrive at consolidated totals.

Segment information as of and for the three and six months ended June 30, 1999 and 1998 is presented below:

Three months ended June 30, 1999

                                           Data
(In thousands)                 Banking  Processing
                             Operations     (c)      Eliminations   Consolidated
Interest income and non- 1999    $249,069    139,987    (1,938)(a)    $387,118
interest income          1998     225,187     94,225      (894)(a)     318,518
Income before taxes      1999      55,034     27,995    (3,543)(b)      79,486
                         1998      53,606     17,258    (2,243)(b)      68,621
Income tax expense       1999      19,007      9,560       -0-          28,567
                         1998      18,801      5,608       -0-          24,409
Net Income               1999      36,027     18,435    (3,543)(b)      50,919
                         1998      34,805     11,650    (2,243)(b)      44,212
Total Assets             1999  10,811,137    396,137   (32,762)(d)  11,174,512
                         1998   9,088,673    318,194   (36,596)(d)   9,370,271

(a) Principally, computerized data processing service revenues provided to the banking segment.
(b)  Minority interest in the computerized data processing segment.
(c) Includes equity in income of joint ventures, which is included in other operating income.
(d)  Primarily  TSYS' cash  deposits with the banking operations segment.


Six months ended June 30, 1999

                                           Data
(In thousands)                 Banking  Processing
                             Operations     (c)       Eliminations  Consolidated
Interest income and non- 1999 $   493,637    257,411    (3,338)(a) $   747,710
interest income          1998     446,881    192,572    (1,662)(a)     637,791
Income before taxes      1999     112,799     47,326    (6,032)(b)     154,093
                         1998     104,413     32,598    (4,217)(b)     132,794
Income tax expense       1999      39,043     15,942       -0-          54,985
                         1998      36,671     10,698       -0-          47,369
Net Income               1999      73,756     31,384    (6,032)(b)      99,108
                         1998      67,742     21,900    (4,217)(b)      85,425
Total Assets             1999  10,811,137    396,137   (32,762)(d)  11,174,512
                         1998   9,088,673    318,194   (36,596)(d)   9,370,271

(a) Principally, computerized data processing service revenues provided to the banking segment.
(b)  Minority interest in the computerized data processing segment.
(c) Includes equity in income of joint ventures, which is included in other operating income.
(d)  Primarily  TSYS' cash  deposits with the banking operations segment.

Note F - Legal Proceedings

Synovus and its subsidiaries are subject to various legal proceedings and claims which arise in the ordinary course of its business. Any litigation is vigorously defended by Synovus and, in the opinion of management, based on consultation with external legal counsel, any outcome of such litigation would not materially affect Synovus' consolidated financial position or results of operations.

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

On November 10, 1998, a class action complaint was filed against NationsBank of Delaware, N.A., in the United States District Court for the Southern District of Mississippi. On March 23, 1999, the named plaintiff amended the complaint and named TSYS and certain credit bureaus as defendants in the case. The named plaintiff alleges, among other things, that the defendants failed to report properly the credit standing of each member of the putative class. The named plaintiff has defined the class as all persons and entities within the United States who obtained credit cards from NationsBank, and whose accounts were purchased by or transferred to U.S. BankCard, and whose accounts were improperly reported to credit bureaus or credit agencies. The amended complaint alleges negligence, violation of the Fair Credit Reporting Act, breach of the duty of good faith and fair dealing, and seeks declaratory relief, injunctive relief, and the imposition of punitive damages. TSYS intends to vigorously contest this lawsuit, which seeks unspecified damages. This litigation has just commenced, and discovery is still in its initial phase; thus, TSYS is not in a position to determine the possible exposure, if any, to TSYS.

Note G - Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

For Synovus, SFAS No. 133, as amended by SFAS No. 137, is effective January 1, 2001. On adoption, the provisions of SFAS No. 133 must be applied prospectively. Synovus is in the process of assessing the impact that SFAS No. 133 will have on its financial statements.

Note H - Other

Certain amounts in 1998 have been reclassified to conform to the presentation adopted in 1999.

Note I- Pending Acquisitions

On June 28, 1999, Synovus signed a definitive merger agreement to acquire the $306 million asset Merit Holding Corporation for stock. Merit Holding Corporation, a multi-bank holding company based in Tucker, Georgia, was formed in 1994 from the merger of two community banks, Mountain National Bank in Tucker, Georgia, and Charter Bank & Trust Co. in Marietta, Georgia. Mountain National Bank operates three full-service offices in Tucker, Stone Mountain, and Norcross, Georgia, in addition to Merit Leasing Corporation, a wholly owned, full-service equipment leasing company. Charter Bank & Trust Co. operates three full-service offices, two in Cobb County and one in North Fulton County. The acquisition will be accounted for under the pooling of interests method and is expected to be completed during the third quarter of 1999.

On July 27, 1999, Synovus signed a definitive merger agreement to acquire Ready Bank of Fort Walton Beach Holding Company, the parent company of the $73 million asset Ready Bank of West Florida. Ready Bank has two banking centers in Fort Walton Beach and Crestview, Florida. Ready Bank will be merged into Vanguard Bank & Trust Company, Valparaiso, Florida, an existing affiliate of Synovus.
The acquisition will be accounted for under the pooling of interests method and is expected to be completed during the fourth quarter of 1999.

On August 6, 1999, Synovus signed a definitive agreement to acquire the debt collection and bankruptcy management business offered by Wallace & de Mayo, a firm based in Norcross, Georgia. Synovus will issue $43,400,000 in common stock for all of the outstanding common stock of Wallace & de Mayo. The number of Synovus shares to be exchanged will be determined by the Average Closing Price of Synovus common shares, as defined in the agreement. The transaction is expected to be completed in the third quarter of 1999 and will be accounted for under the pooling of interests method.

                        ITEM 2 - MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Summary

As revenues for the six months ended June 30, 1999 increased 21.1% over the same period in 1998, net income was $99.1 million, up 16.0% from the same period a year ago. Diluted net income per share increased to $.36 for the first six months of 1999 as compared to $.32 for the same period in 1998. Return on average assets was 1.88% and return on average equity was 18.17% for the six months ended June 30, 1999. This compares to a return on average assets of 1.86% and a return on average equity of 18.55% for the first six months of 1998.

Revenues for the three months ended June 30, 1999 increased 26.4% over the same period in 1998 and net income was $50.9 million, up 15.2% from the same period a year ago. Diluted net income per share increased to $.19 for the second quarter of 1999 as compared to $.17 for the same period in 1998. Return on average assets was 1.89% and return on average equity was 18.44% for the three months ended June 30, 1999. This compares to a return on average assets of 1.90% and a return on average equity of 18.93% for the second quarter of 1998.

During the third and fourth quarters of 1998, Synovus completed three bank acquisitions which were accounted for as poolings of interests; however, financial information preceding the dates of acquisition have not been restated since the effect was not material. Net income for the six months ended June 30, 1998 would have been increased by $3.4 million if the previous periods had been restated.

Acquisitions

On January 31, 1999, Synovus issued 333,163 shares of common stock to acquire the remaining 80% interest in Canterbury Trust Company, Inc., which provides trust, custody, investment and consulting services to large institutional clients. The acquisition was accounted for as a purchase resulting in goodwill of $5.5 million which will be amortized on a straight-line basis over fifteen years.

On June 28, 1999, Synovus signed a definitive merger agreement to acquire the $306 million asset Merit Holding Corporation for stock. Merit Holding Corporation, a multi-bank holding company based in Tucker, Georgia, was formed in 1994 from the merger of two community banks, Mountain National Bank in Tucker, Georgia, and Charter Bank & Trust Co. in Marietta, Georgia. Mountain National Bank operates three full-service offices in Tucker, Stone Mountain, and Norcross, Georgia, in addition to Merit Leasing Corporation, a wholly owned, full-service equipment leasing company. Charter Bank & Trust Co. operates three full-service offices, two in Cobb County and one in North Fulton County. The acquisition will be accounted for under the pooling of interests method and is expected to be completed during the third quarter of 1999.

On July 27, 1999, Synovus signed a definitive merger agreement to acquire Ready Bank of Fort Walton Beach Holding Company, the parent company of the $73 million asset Ready Bank of West Florida. Ready Bank has two banking centers in Fort Walton Beach and Crestview, Florida. Ready Bank will be merged into Vanguard Bank & Trust Company, Valparaiso, Florida, an existing affiliate of Synovus. The acquisition will be accounted for under the pooling of interests method and is expected to be completed during the fourth quarter of 1999.

On August 6, 1999, Synovus signed a definitive agreement to acquire the debt collection and bankruptcy management business offered by Wallace & de Mayo, a firm based in Norcross, Georgia. Synovus will issue $43,400,000 in common stock for all of the outstanding common stock of Wallace & de Mayo. The number of Synovus shares to be exchanged will be determined by the Average Closing Price of Synovus common shares, as defined in the agreement. The transaction is expected to be completed in the third quarter of 1999 and will be accounted for under the pooling of interests method.

Balance Sheet

During the first six months of 1999, total assets increased $676.5 million, resulting from net loan growth of $552.4 million. Providing the necessary funding for the balance sheet growth during the first six months of 1999, Synovus' deposit base grew $423.0 million, federal funds purchased and securities sold under agreement to repurchase increased $168.4 million and shareholders' equity increased $38.1 million.

Asset Quality

As measured by asset quality indicators, Synovus' asset quality remains strong. During the first six months of 1999, non-performing loans, consisting of nonaccrual and restructured loans, as well as loans past due greater than ninety days and still accruing, decreased $4.6 million, while net loans increased $552.4 million or 7.5%. Synovus' nonperforming assets ratio was .40% as of June 30, 1999, which decreased one basis point from December 31, 1998. Annualized net charge-offs to average loans for the six months ended June 30, 1999 were .31% compared to .33% during the first six months of 1998 and .37% for the entire year in 1998. Net charge-offs to average loans for the quarter ended June 30, 1999, were .27% compared to .36% during the second quarter of 1998. Net credit card charge-offs represented 50% of total net charge-offs for each of the six months ended June 30, 1999 and 1998. Synovus' overall credit risk profile has continued to improve with credit card loans representing only 2.9% of total outstandings at June 30, 1999 compared to 3.5% and 3.9% at December 31, 1998 and June 30, 1998, respectively.

Loans 90 days past due and still accruing at June 30, 1999, were $17.6 million, or .22% of total loans, compared to $24.6 million, or .33% of total loans at December 31, 1998, which is a decrease of $7.0 million, or 28.5%. Management believes that the value of the underlying collateral securing these commercial and consumer loans is generally sufficient to cover the principal and interest on these loans and management does not expect a material increase in nonperforming assets in future periods as a result of the resolution of these delinquencies.

The reserve for loan losses was $115.5 million, or 1.45% of net loans, at June 30, 1999, compared to $110.8 million, or 1.50% of net loans, at December 31, 1998. The provision for loan losses for the six months ended June 30, 1999 was $16.6 million, compared to $14.6 million for the same period in 1998. The higher provision expense was due to the increase in loan volume, partially offset by the continued improvement in asset quality.


                                             June 30,           December 31,
(In thousands)                                1999                  1998
--------------------------------------------------------------------------------
Nonperforming loans                         $   23,396              20,985
Other real estate                                8,533               9,348
--------------------------------------------------------------------------------
Non-performing assets                       $   31,929              30,333
================================================================================

Loans 90 days past due and still accruing   $   17,575              24,628
================================================================================
Reserve for loan losses                     $  115,534             110,822
================================================================================
Reserve for loan losses as a % of loans           1.45%               1.50
================================================================================
As a % of loans and other real estate:
Nonperforming loans                               0.29%               0.28
Other real estate                                 0.11                0.13
--------------------------------------------------------------------------------
Non-performing assets                             0.40%               0.41
================================================================================
Reserve to nonperforming loans                  493.82%             528.12
================================================================================


Capital Resources and Liquidity

Synovus continues to maintain its capital at levels that exceed the minimum regulatory guidelines. Additionally, based on internal calculations and previous regulatory exams, each of Synovus' subsidiary banks is currently in compliance with regulatory capital guidelines. Synovus' total risk-based capital was $1.259 billion at June 30, 1999, compared to $1.187 billion at December 31, 1998. The ratio of total risk-based capital to risk-weighted assets was 13.54% at June 30, 1999 compared to 13.75% at December 31, 1998. Synovus' leverage ratio at the end of the second quarter of 1999 was 10.60% compared to 10.76% at the end of 1998. Synovus' equity-to-assets ratio was 9.92% at June 30, 1999 compared to 10.20% at year-end 1998.

Internal capital generation continues to support asset growth, as reflected in the second quarter 1999 equity-to-asset ratio exclusive of net unrealized gains (losses) on investment securities available for sale of 10.02%, compared to 10.09% at year-end 1998.

Synovus' liquidity position and sources of funds have not changed significantly since December 31, 1998. Synovus' liquidity ratio at June 30, 1999 was 33.42% compared to 40.18% at December 31, 1998, with the decrease being primarily due to strong loan growth. Additionally, the maturity mix of investment securities and loans has not changed significantly during the first six months of 1999.

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

Additionally, Synovus subsidiary banks have access to overnight federal funds lines with various financial institutions, which total approximately $1.6 billion, that can be drawn upon for short-term liquidity needs. Synovus also has access to a $25 million line of credit.

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

The consolidated statements of cash flows detail Synovus' cash flows from operating, investing, and financing activities. Operating activities provided net cash of $212.9 million during the first six months of 1999, while $615.6 million was provided by financing activities. Investing activities utilized $764.1 million of this amount, resulting in an increase in cash and cash equivalents of $64.3 million.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the first six months of 1999 were $10.7 billion, up 14.8% over the first six months average of 1998, which was $9.3 billion. Average assets for the six months ended June 30,1998 would have increased by approximately $575 million if 1998 financial statements had been restated for the bank acquisitions completed during the second half of 1998. Average earning assets were up 14.5% in the first half of 1999 over the same period a year ago and represented 90.7% of average total assets. When compared to the same period last year, average deposits increased $767.3 million, average shareholders' equity increased $171.2 million, and average federal funds purchased and securities sold under agreement to repurchase increased $387.3 million. This growth provided the funding for the $1 billion growth in average net loans, the $182.2 million increase in average investment securities, partially offset by the $32.3 million decrease in average federal funds sold.

Net interest income was $238.7 million for the six months ended June 30, 1999, up $24.7 million, or 11.6%, over the $214 million reported in the six months ended June 30, 1998. Net interest income, on a tax-equivalent basis, for the first half of 1999 increased $25.1 million, or 11.6%, over the same period in 1998.

Net interest income was $122.0 million for the second quarter of 1999, up $14.1 million, or 13.0%, over the $107.9 million reported for the second quarter of 1998. Net interest income, on a tax-equivalent basis, for the second quarter of 1999 increased $14.3 million, of 13.1%, over the second quarter of 1998. Net interest income for the six and three months ended June 30, 1998 would have increased by $12.1 million and $6.2 million, respectively, if the previous periods had been restated for the bank acquisitions completed during the second half of 1998.

The year-to-date net interest margin was 5.08%, down fourteen basis points from the same period last year. This decrease resulted from a forty-four basis point decrease in the yield on earning assets, which was partially offset by a thirty basis point decrease in the effective cost of funds. The decreased yield on earning assets was due to lower yields on investment securities and loans. The decreased loan yields were primarily due to a seventy-five basis point decrease in the average prime rate from the first six months of 1998 compared to the first six months of 1999. The decreased effective cost of funds was due to lower average rates paid on interest-bearing funding.

The tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% federal income tax rate.

                                         Six Months Ended       Three Months Ended
                                             June 30,               June 30,
-----------------------------------------------------------------------------------
(In thousands)                             1999       1998        1999       1998
-----------------------------------------------------------------------------------
Interest income                        $  410,318    376,022     209,113    189,067
Taxable-equivalent adjustment               2,822      2,452       1,461      1,255
-----------------------------------------------------------------------------------
Interest income, taxable-equivalent       413,140    378,474     210,574    190,322
Interest expense                          171,579    162,020      87,104     81,127
-----------------------------------------------------------------------------------
Net interest income, taxable-equivalent $ 241,561    216,454     123,470    109,195
===================================================================================




Non-Interest Income

Total non-interest income during the first six months of 1999 increased $75.6 million, or 28.9%, over the same period in 1998. This increase in non-interest income resulted primarily from higher data processing revenues, which increased $57.4 million, or 33.2%, during the six months ended June 30, 1999, over the same period in 1998. Synovus started building The New Bank in 1996; a strategy based on the belief that our customers' expectations and financial needs were changing rapidly and dramatically. One of The New Bank components is modernized, more responsive financial products like annuities, trust services, mortgage, and brokerage. Synovus banks are offering these services now. During the first six months of 1999, the banking operations segment experienced significant increases in mortgage revenues (up $2 million or 21.3%), fees for trust services (up $2.6 million or 36.3%), credit card fees (up $1.1 million or 19.5%), and brokerage revenues (up $1.7 million or 30.3%). Additionally, other operating income for the first six months of 1999 included a $2.6 million gain from the sale of a corporate investment.

Total non-interest income during the quarter ended June 30, 1999, increased $48.6 million, or 37.5%, over the second quarter of 1998. The increase in non-interest income resulted primarily from higher data processing revenues, which increased $42.1 million, or 50.2%, during the quarter ended June 30, 1999, over the same period in 1998. Non-interest income for the six and three months ended June 30, 1998 would have increased by $3.8 million and $1.9 million respectively, if the previous periods had been restated for the bank acquisitions completed during the second half of 1998.

Data processing services revenue is derived principally from the servicing of individual bankcard accounts for the card-issuing customers of TSYS. TSYS' revenues from bankcard data processing services increased $50.4 million, or 30.4%, for the six months ended June 30, 1999, compared to the same period in 1998. Increased revenues from bankcard data processing services are attributable to the growth in the card portfolios of existing customers, as well as cardholder accounts of new customers. Increases in the volumes of authorizations and transactions associated with the additional cardholder accounts also contributed to the increased revenues. Processing contracts with large customers, representing a significant portion of TSYS' total revenues, generally provide for discounts on certain services based on increases in the level of cardholder accounts processed. As a result, bankcard data processing revenues and the related margins are influenced by the customer mix relative to the size of customer bankcard portfolios, as well as the number of individual cardholder accounts processed for each customer.

In May 1998, TSYS signed a long-term processing agreement with Sears, Roebuck and Co. to convert and process its private-label credit card portfolio. In April 1999, the conversion of the Sears portfolio was completed. The accounts converted in 1999, combined with the 7.5 million converted in the fourth quarter of 1998, bring the total accounts for Sears to 65 million.

During the second quarter of 1999, TSYS received a one-time termination fee of $6.9 million from a client which terminated its processing agreement with TSYS as a result of its merger with a financial institution that processes in-house. The payment is in lieu of processing fees which would have been paid throughout the remaining life of the processing contract.

A significant amount of TSYS' revenues is derived from long-term contracts with large customers, including certain major customers. For the three and six months ended June 30, 1999, two major customers accounted for approximately 28% and 30% of total revenues, respectively, compared to 35% and 32% for the three and six months ended June 30, 1998. The loss of either one of TSYS' major customers, or other major or significant customers, could have a material adverse effect on TSYS' financial condition and results of operations.

Near the end of the first quarter of 1998, AT&T, a major customer of TSYS, completed the sale of its Universal Card Services (UCS) to CITIBANK, now a part of Citigroup after CITIBANK's merger with Travelers Group, Inc. On February 26,1999, CITIBANK notified TSYS of its decision to terminate UCS' processing agreement with TSYS for consumer credit card accounts at the end of its original term on August 1, 2000. TSYS' management believes that CITIBANK will continue to be a major customer in 1999, but will not be a major customer in 2000. TSYS' management further believes that the loss of revenues from UCS for the months of August through December 2000, combined with decreased expenses from the reduction in hardware and software and the redeployment of personnel, should not have a material adverse effect on TSYS' financial condition or results of operations for the year ending December 31, 2000.

Effective September 30, 1998, NationsBank and Bank of America merged. TSYS has long-term processing contracts with each of these customers, with NationsBank's ending in 2005 and Bank of America's ending in 2007, and is in the process of assessing implications of the merger on the existing contracts with each customer. The combination of NationsBank and Bank of America under a single processing agreement with TSYS will reduce TSYS' revenues in 1999 and future years because together NationsBank and Bank of America will be entitled to receive greater discounts than either would have been entitled to receive standing alone. Presently, negotiations to combine NationsBank and Bank of America in a single processing agreement continue.

Non-Interest Expense

Total non-interest expense (excluding the minority interest in TSYS' net income) for the six months ended June 30, 1999, increased $75.3 million, or 23.2%, over the same period in 1998. Total non-interest expense for the second quarter of 1999 increased $48.1 million, or 30.1%, over the second quarter of 1998. Management analyzes non-interest expense in two separate components: banking operations and TSYS. The following table summarizes this data for the first six months of 1999 and 1998.


                                                1999               1998
--------------------------------------------------------------------------------
(In thousands)                         Banking       TSYS    Banking    TSYS
--------------------------------------------------------------------------------
Salaries and other personnel expenses $  113,134    100,964   102,630   81,455
Net occupancy and equipment expenses      27,018     69,432    23,266   49,749
Other operating expenses                  48,767     40,137    36,707   30,355
--------------------------------------------------------------------------------
Total non-interest expense            $  188,919    210,533   162,603  161,559
================================================================================

Banking operations' non-interest expense increased $26.3 million or 16.2% for the six months ended June 30, 1999, compared to the same period in 1998. During the second quarter of 1999, non-interest expense increased $13.5 million or 16.5% for the same period in 1998. The overall increase in banking operations' non-interest expense is affected by the significant investments that we have made. Such investments include expenses associated with the building of The New Bank (which is now officially complete), the conversion of our banks to a new information technology processing system (which was completed during March
1999), and our human resource initiatives through PDE (Personally Developing EveryONE) which has now been underway for a full year. With The New Bank and system conversions now completed, we estimate a lower rate of increase in banking operations' non-interest expense in future quarters. Non-interest expense for the six and three months ended June 30, 1998 would have increased by $9.2 million and $4.6 million, respectively, if the previous periods had been restated for the bank acquisitions completed during the second half of 1998.

Non-interest expense related to TSYS increased 30.3% and 44.4% for the six and three months ended June 30, 1999, respectively, compared to the same periods in 1998. Employment expenses increased 24% for the six months ended June 30, 1999, compared to the same period in 1998. The change in employment expenses consists of an increase of $29.6 million associated with growth in the number of employees, normal salary increases and related benefits, offset by $10.1 million invested in software development costs and contract acquisition costs. The majority of the software development costs were related to the development of a commercial card system for TS2 which began in May 1998 and is expected to be substantially completed in early 2000. The average number of employees in the first six months of 1999 increased to 3,803, a 17.4% increase over the same period of 1998.

Net occupancy and equipment expense at TSYS increased 39.6% and 44.6% for the six and three months ended June 30, 1999, respectively, over the same periods in 1998. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, increased 53.8% to $19.8 million in the second quarter of 1999, compared to $12.9 million in the same period of 1998. During the first six months of 1999, computer equipment and software rentals increased 44.0% to $36.4 million compared to $25.3 million in the same period in 1998. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved primarily through operating leases. During 1998 and the first half of 1999, TSYS made significant investments in computer software licenses and hardware related to the new East Center data center and to accommodate increased volumes due to the expected growth in the number of accounts associated with new customers.

Other operating expenses at TSYS increased 32.2% and 63.4% for the six and three months ended June 30,1999, respectively, compared to the same periods in 1998. The growth in other operating expenses for 1999 is primarily due to increased business development costs associated with exploring new business opportunities, both domestically and internationally, and increased amortization of conversion costs. The conversions of Sears, Royal Bank, Canadian Tire Acceptance Limited
(CTAL), begun in March 1999 and completed early in the second quarter, contributed to the increase in amortization of conversion costs.

Year 2000 Readiness Disclosure

Many computer programs were written with a two digit date field, and, if these programs are not made Year 2000 compliant, they will be unable to correctly process date information for the year 2000 and after. Through separate task forces, Synovus is continuing its ongoing projects to assure its processing systems will be Year 2000 compliant for its banking activities and at TSYS. The task forces are composed of dedicated resources as well as members from other areas within the banks and TSYS. Each Board of Directors has reviewed the overall project plans for the banks and TSYS with progress toward completion monitored regularly. The primary components of the plans include: awareness - assuring a common understanding of the issues throughout Synovus; assessment identification of non-compliant hardware, equipment, and software as well as suppliers and vendors; renovation-renovation, replacement or retirement of programs; validation - testing modifications of programs including coordination of testing with third parties and vendors; and implementation - moving validated code to production.

Banking Operations:

For the banks, the conversion of the core processing systems to Marshall & Illsley Data Services (M&I) should provide for Year 2000 compliance for the core applications, including loans, deposits, and sales platforms. M&I has completed the Year 2000 renovation for its banking systems and is currently utilizing this renovated code for all processing. During the first quarter of 1999, M&I completed the testing phase. Since March 31, 1999, all Synovus banks are being processed using the M&I Year 2000 renovated code. The remaining personal computer hardware platforms and software programs, as well as other ancillary systems such as ATM's, fax machines, copiers, and phone systems, have been reviewed and all significant applications or infrastructure which need to be modified have been identified and their renovation and testing is completed as of June 30, 1999.

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

Business resumption contingency planning is underway at Synovus in accordance with the FFIEC guidelines and progressing on schedule. This planning effort addresses specific issues related to Year 2000 service interruptions. Operational plans which will allow Synovus to operate in the event of the disruption of services from mission critical service providers have been completed and will be tested during the remaining months of 1999. Included in the Synovus business resumption contingency planning are measures that address liquidity and the ready availability of cash.

Based on currently available information, while management anticipates there could be isolated and short-term disruptions of various services and interfaces at its business sites, there is no expectation of extensive or protracted systemic failures that would have a material adverse effect on the financial condition or results of operations of Synovus.

TSYS:

At TSYS, the core system of TS2 was designed to be Year 2000 compliant, and TSYS is continuing its ongoing project to ensure that all of TSYS' processing systems are Year 2000 compliant. As of December 31, 1998, TSYS had completed the awareness, assessment, renovation, and validation phases of its Year 2000 project. During 1998, two major milestones were met. The first milestone, 100% of all critical code converted, was achieved in April 1998. The second, 100% of all non-critical code renovated, was completed in July 1998. As units were renovated they were returned to production, and, as of December 31, 1998, TSYS was fully operating in Year 2000 compliant systems. The validation phase at TSYS included setting up a test environment, testing core system functionality and providing test results to clients. It was during this phase that Turn of The Century, Monthly Cycling, Leap Year and Millennium Year, and Month and Quarter-end dates were tested. This phase concluded during October, 1998 and results were sent to customers in November and December 1998. The implementation phase, which allows clients the opportunity to test their specific code within a Year 2000 environment, began in 1998. As of June 30,1999 two clients test iterations were completed, the third test iteration is well underway, and the TSYS contingency plan was developed, validated and completed. Clients were allowed to test in the stand-alone testing environment during the third iteration until August 2, 1999.

Another significant aspect of the Year 2000 project is contingency planning, which is a process to ensure that TSYS can continue operations in the event that information technology systems, noninformation technology systems, or vendors are not Year 2000 compliant. In June 1999, TSYS completed its Business Resumption Contingency Plan, or Y2K Day Plan, which is based on the TSYS Disaster Recovery Plan. This plan sets forth processes and procedures to follow in case TSYS experiences a problem with processing Year 2000 data or if mission-critical service providers suffer disruption. The plan was validated by a walk through and a role play during June 1999. An abbreviated version of the plan was shared with clients in July 1999. A client forum to discuss the Y2K Day Plan is scheduled for August 1999. The plan includes the following:

TSYS programming staff will be on site to immediately remediate any coding issues encountered. The Year 2000 Communication Center will act as the nerve center during the century changeover, monitoring processing status of over 88 business areas through 12 command posts, conveying management decisions, and deploying resources where required.

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

TSYS management believes that the most likely Year 2000 risks relate to third parties with which it has material relationships. A failure or disruption of (i) TSYS' mission-critical computer systems caused by third-party hardware/software,
(ii) third-party service/network/gateway providers, or (iii) significant clients for an extended period, could adversely affect the financial condition and results of operations of TSYS. TSYS' Year 2000 Project Office has reviewed compliance and tested with TSYS' top 11 customers defined either by number of accounts on file and/or by revenues generated and found them to be Year 2000 ready. Management believes its internal review indicates that TSYS' mission-critical systems are Year 2000 ready; however, failure of a mission critical third-party provider could have a material adverse effect on TSYS' business, operations and financial results. However, based on currently available information, while management anticipates there could be isolated and intermittent disruptions of various services and interfaces at its business sites related to third parties with which it has material Year 2000 relationships, there is no expectation of extensive or protracted systemic failures that would have a material adverse effect on the financial condition or results of operations of TSYS.

The majority of Synovus' costs in becoming Year 2000 compliant are related to TSYS. Such costs are being expensed as incurred and are not expected to have a material effect on Synovus' financial condition or results of operations for 1999. TSYS currently estimates the total cost for the Year 2000 project will amount to approximately $18 million of direct costs. This amount consists primarily of the costs associated with personnel dedicated to the Year 2000 project. During the first six months of 1999, TSYS incurred $3.7 million of direct costs associated with the Year 2000 project and has incurred $12.7 million since project inception. The banking operations' Year 2000 remediation costs, other than those related to the conversion to M&I, are not material. Synovus estimates that the total cost for its banking operations Year 2000 project will be approximately $2.5 million (approximately $1.4 million incurred in 1998, with the remainder to be incurred during 1999). These costs are exclusive of the costs associated with the conversion to the M&I system and consist primarily of direct personnel costs and customer notifications. The failure of Synovus or TSYS to be Year 2000 compliant would have a material adverse effect on Synovus' financial condition and results of operations.

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

All forward-looking statements regarding Year 2000 readiness, including estimates, forecasts and expectations, are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous risks and uncertainties which could cause actual events or results to differ materially from those projected. Important factors upon which Synovus' Year 2000 forward-looking statements are premised include: (a) retention of employees and contractors working on Year 2000 projects; (b) TSYS customers' remediation of their internal systems to be Year 2000 ready and their cooperation in timely testing; (c) no material disruption of telecommunication, data transmission networks, payment networks, government services, utilities or other infrastructure services and no unexpected failure of third-party products;
(d) no unexpected failures by third-parties providing services to Synovus; (e) no undiscovered subversion of systems or program code affecting Synovus' systems; and (f) no undiscovered material flaws in Synovus' test processes.

Income Tax Expense

Income tax expense for the six months ended June 30, 1999, was $55 million compared to $47.4 million for the same period a year ago. Income tax expense for the second quarter of 1999 was $28.6 million compared to $24.4 million in the second quarter of 1998. The effective tax rate for the first six months of 1999 and 1998 was 35.7% for both periods.

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


                           PART II - OTHER INFORMATION

       ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Submission of Matters to a Vote of Security Holders

The annual shareholders' meeting was held on April 22, 1999. Following is a summary of the proposal that was submitted to the shareholders for approval.

The proposal was to elect six nominees for Class II directors of Synovus to serve until the 2002 Annual Meeting of Shareholders. The six nominees for election as Class II directors named below were elected by the number of affirmative votes set forth opposite their names below, with the number of votes withholding authority to vote for such nominees also being shown. As the election of each of the nominees for Class II directors was approved by a plurality of the total votes entitled to be cast by the holders of shares represented at the meeting, each of the nominees for Class II directors was elected.


                                                                           Withheld
       Nominee                           Votes For                     Authority to Vote
       -------                           ---------                     -----------------
Richard E. Anthony                     961,837,258                        1,238,719
Joe E. Beverly                         961,856,531                        1,219,447
Walter M. Deriso, Jr.                  961,789,169                        1,286,809
Mason H. Lampton                       961,762,789                        1,313,189
Elizabeth C. Ogie                      961,751,652                        1,324,326
Melvin T. Stith                        961,277,123                        1,798,855




                    ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

(a) Exhibits

    (11)  Statement re Computation of Per Share Earnings

    (27) Financial Data Schedule (for SEC purposes only, not enclosed herewith)

(b) Report on Form 8-K

    The following report on Form 8-K was filed during or subsequent to the second quarter of 1999.

    (1) The report filed on April 28, 1999, included the following event:

    On April, 27, 1999, the Synovus Board of Directors renewed its Shareholder Rights plan to take effect when the existing plan expires on May 4, 1999. Under the new plan, Rights will be distributed as a dividend at the rate of one Right for each share of common stock of Synovus held by shareholders of record at the close of business on May 4, 1999. Each Right will entitle shareholders to buy, upon occurrence of certain events, one share of common stock for $225.



                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SYNOVUS FINANCIAL CORP.


Date:  August 13, 1999                     BY:/s/Thomas J. Prescott
                                           Thomas J. Prescott
                                           Executive Vice President and
                                             Chief Financial Officer


                               INDEX TO EXHIBITS

                                                       Sequentially
Exhibit Number         Description                     Numbered Page
-------------------------------------------------------------------------------

     11              Statement re Computation of           27
                     Per Share Earnings

     27              Financial Data Schedule
                     (for SEC purposes only, not
                     enclosed herewith)