Form 10-Q
period 1999-09-30
SYNOVUS FINANCIAL CORP
filed 1999-11-15
CIK 18349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                For the Quarterly Period Ended September 30, 1999
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

                   YES    X      NO_________


       At October 31, 1999, 279,805,942 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.



                         PART I. FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                            SYNOVUS FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                September 30,     December 31,
(In thousands, except share and per share data)                    1999              1998
----------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                       $   395,702            373,376
Interest earning deposits with banks                                1,856              1,383
Federal funds sold                                                 78,862             77,392
Mortgage loans held for sale                                      100,503            156,231
Investment securities available for sale                        1,715,215          1,569,490
Investment securities held to maturity                            283,518            307,983

Loans                                                           8,609,231          7,612,142
   Less unearned income                                            (9,559)            (8,537)
   Less reserve for loan losses                                  (122,560)          (114,109)
----------------------------------------------------------------------------------------------
      Loans, net                                                8,477,112          7,489,496
----------------------------------------------------------------------------------------------
Premises and equipment, net                                       417,668            381,385
Other assets                                                      506,655            454,856
----------------------------------------------------------------------------------------------
      Total assets                                            $ 11,977,091        10,811,592
----------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Non-interest bearing                                       $ 1,550,820          1,433,929
   Interest bearing                                             7,724,526          7,363,483
----------------------------------------------------------------------------------------------
      Total deposits                                            9,275,346          8,797,412
Federal funds purchased and securities sold under
   agreement to repurchase                                      1,010,166            503,287
Long-term debt                                                    228,790            131,802
Other liabilities                                                 216,143            215,081
----------------------------------------------------------------------------------------------
      Total liabilities                                         10,730,445         9,647,582
----------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiary                       60,801             52,093
Shareholders' equity:
   Common  stock  - $1.00 par value;  Authorized 600,000,000
      shares; issued 279,902,088 in 1999 and 278,589,470 in
      1998; outstanding 279,726,824 in 1999 and
      278,414,206 in 1998                                         279,902            278,589
   Surplus                                                         69,267             57,725
   Less treasury stock - 175,264 shares in 1999 and 1998           (1,285)            (1,285)
   Less unamortized restricted stock                               (1,500)            (2,545)
   Accumulated other comprehensive income (loss)                  (13,815)            10,475
   Retained earnings                                              853,276            768,958
----------------------------------------------------------------------------------------------
      Total shareholders' equity                                1,185,845          1,111,917
----------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity              $ 11,977,091        10,811,592
===============================================================================================

See accompanying notes to consolidated financial statements.


                            SYNOVUS FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                             Nine Months Ended         Three Months Ended
                                               September 30,             September 30,
----------------------------------------------------------------------------------------------
(In thousands, except per share data)         1999        1998          1999        1998
----------------------------------------------------------------------------------------------
Interest income:
   Loans, including fees                  $  552,050     498,497       193,285     170,207
   Investment securities:
      U.S. Treasury and U.S. Government
         agencies                             60,207      61,416        20,713      19,789
      Mortgage-backed securities              19,202      12,310         6,616       4,242
      State and municipal                      6,402       5,478         2,114       1,934
      Other investments                        2,168       1,848           732         646
   Mortgage loans held for sale                6,018       3,369         1,759       1,321
   Federal funds sold                          1,611       4,035           492       1,454
   Interest earning deposits with banks           61          39            21          11
----------------------------------------------------------------------------------------------
      Total interest income                  647,719     586,992       225,732     199,604
----------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                  238,116     234,678        82,513      79,037
   Federal funds purchased and securities
      sold under agreement to repurchase      24,847      10,476         9,453       3,810
   Long-term debt                              7,415       5,843         3,043       1,956
----------------------------------------------------------------------------------------------
      Total interest expense                 270,378     250,997        95,009      84,803
----------------------------------------------------------------------------------------------
      Net interest income                    377,341     335,995       130,723     114,801
Provision for losses on loans                 25,343      20,551         8,613       5,781
----------------------------------------------------------------------------------------------
      Net interest income after provision
         for losses on loans                 351,998     315,444       122,110     109,020
----------------------------------------------------------------------------------------------
Non-interest income:
   Data processing services                  357,105     264,843       126,500      91,665
   Service charges on deposit accounts        51,474      45,949        18,043      15,905
   Fees for trust services                    15,046      11,104         5,041       3,747
   Credit card fees                           10,672       9,276         3,948       3,649
   Securities gains (losses), net                874         750           159         428
   Other operating income                     99,791      85,967        33,159      30,668
----------------------------------------------------------------------------------------------
      Total non-interest income              534,962     417,889       186,850     146,062
----------------------------------------------------------------------------------------------
Non-interest expense:
   Salaries and other personnel expense      333,628     287,292       113,359      97,465
   Net occupancy and equipment expense       151,556     114,401        53,991      40,227
   Other operating expenses                  142,128     107,881        48,466      37,321
   Minority interest in subsidiary's
      net income                               9,289       7,139         3,257       2,921
----------------------------------------------------------------------------------------------
      Total non-interest expense             636,601     516,713       219,073     177,934
----------------------------------------------------------------------------------------------
      Income before income taxes             250,359     216,620        89,887      77,148
   Income tax expense                         88,308      76,369        31,882      27,540
----------------------------------------------------------------------------------------------
      Net income                          $  162,051     140,251        58,005      49,608
==============================================================================================
Net income per share :
   Basic                                  $     0.58        0.52          0.21        0.18
==============================================================================================
   Diluted                                      0.57        0.51          0.21        0.18
==============================================================================================
Weighted average shares outstanding:
   Basic                                     279,381     271,155       279,694     272,681
==============================================================================================
   Diluted                                   282,670     276,237       282,806     276,721
==============================================================================================

Dividends declared per share              $     0.27        0.22          0.09        0.07
==============================================================================================

See accompanying notes to consolidated financial statements.



                            SYNOVUS FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 Nine Months Ended
                                                                 September 30,
---------------------------------------------------------------------------------------
(In thousands)                                                  1999          1998
---------------------------------------------------------------------------------------
Operating Activities
   Net Income                                             $    162,051       140,251
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for losses on loans                          25,343        20,551
         Depreciation, amortization, and accretion, net         54,704        43,542
         Deferred income tax expense (benefit)                   4,895        (3,697)
         Increase in interest receivable                       (12,497)       (3,645)
         Increase in interest payable                            2,298         5,948
         Minority interest in subsidiary's net income            9,289         7,139
         Decrease (increase) in mortgage loans held for
           sale                                                 55,728       (28,725)
         Other, net                                              5,564         7,104
------------------------------------------------------------------------------------
              Net cash provided by operating activitie         307,375       188,468
------------------------------------------------------------------------------------

Investing Activities
   Cash acquired from acquisition                                1,842        13,231
   Net (increase) decrease in interest earning deposits
     with banks                                                   (473)        1,099
   Net (increase) decrease in federal funds sold                (1,470)       52,143
   Proceeds from maturities and principal collections of
      investment securities available for sale                 375,762       435,299
   Proceeds from sales of investment securities available       27,415        66,351
      for sale
   Purchases of investment securities available for sale      (587,796)     (536,305)
   Proceeds from maturities and principal collections of
      investment securities held to maturity                    42,891       125,623
   Purchases of investment securities held to maturity         (18,706)      (70,373)
   Net increase in loans                                    (1,012,959)     (289,706)
   Purchases of premises and equipment                         (86,988)      (75,888)
   Disposals of premises and equipment                           4,128           637
   Proceeds from sales of other real estate                      5,290         7,329
   Additions to contract acquisition costs                      (3,812)      (16,283)
   Additions to computer software                              (42,520)      (24,520)
------------------------------------------------------------------------------------
              Net cash used in investing activities         (1,297,396)     (311,363)
------------------------------------------------------------------------------------
Financing Activities
   Net increase in demand and savings deposits                 157,059        95,916
   Net increase (decrease) in certificates of deposit          320,875       (75,913)
   Net increase (decrease) in federal funds purchased and
      securities sold under agreement to repurchase            506,879       115,897
   Principal repayments on long-term debt                       (1,812)      (12,965)
   Proceeds from issuance of long-term debt                     98,800        11,887
   Purchases of treasury stock                                    --          (3,792)
   Distributions paid to shareholders prior to acquisition      (4,865)       (3,631)
   Dividends paid to shareholders                              (69,496)      (58,782)
   Proceeds from issuance of common stock                        4,907         7,845
------------------------------------------------------------------------------------
              Net cash provided by financing activities      1,012,347        76,462
------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                22,326       (46,433)
Cash and cash equivalents at beginning of period               373,376       420,419
------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $    395,702       373,986
====================================================================================

See accompanying notes to consolidated financial statements.




                            SYNOVUS FINANCIAL CORP.

                                     INDEX

                                                                           Page
Part I. Financial Information                                             Number

        Item 1. Financial Statements

                Consolidated Balance Sheets (unaudited)
                September 30, 1999 and December 31, 1998                       3

                Consolidated Statements of Income (unaudited)
                Nine and Three Months Ended September 30, 1999 and 1998        4

                Consolidated Statements of Cash Flows (unaudited)
                Nine Months Ended September 30, 1999 and 1998                  5

                Notes to Consolidated Financial Statements (unaudited)         6

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           11

        Item 3. Quantitative and Qualitative Disclosures About Market Risk    23

Part II.        Other Information

        Item 6. (a)   Exhibits                                                24

                (b)   Report on Form 8-K                                      24

Signature Page                                                                25

Exhibit Index                                                                 26

                (10)   Employment Agreement of James H. Blanchard

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

Note B - Supplemental Cash Flow Information

For the nine months ended September 30,1999 and 1998, Synovus paid income taxes of $80.0 million and $71.7 million, and interest of $268.1 million and $245.0 million, respectively.

Noncash investing activities consisted of loans of approximately $3.3 million and $5.6 million, which were foreclosed and transferred to other real estate during the nine months ended September 30, 1999 and 1998, respectively.

Note C - Comprehensive Income

Other comprehensive income (loss) for Synovus consists of unrealized gains (losses) on securities available for sale and foreign currency translation adjustments. Comprehensive income consists of net income plus other comprehensive income (loss). Comprehensive income for the three months ended September 30, 1999 and 1998 was $59.3 million and $59.0 million, respectively. Comprehensive income for the nine months ended September 30, 1999 was $137.8 million compared to $151.2 million for the nine months ended September 30, 1998.

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

The aforementioned three acquisitions have been accounted for as poolings of interests, except that the financial information preceding the dates of acquisition have not been restated to include the financial position and results of operations of these acquired entities since the effect was not material. Net income for the nine months ended September 30, 1998 would have been increased by $3.9 million if the previous periods had been restated.

On September 30, 1999, Synovus completed the acquisition of the $306 million asset Merit Holding Corporation. Merit Holding Corporation is the parent company of Mountain National Bank in Tucker, Georgia, and Charter Bank & Trust Co. in Marietta, Georgia. Synovus issued 5,995,085 shares of common stock for all the issued and outstanding shares of Merit Holding Corporation.

On September 30, 1999, Synovus completed the acquisition of the debt collection and bankruptcy management business offered by Wallace & de Mayo, a firm based in Norcross, Georgia. Synovus issued 2,339,624 shares of common stock for all of the outstanding common stock of Wallace & de Mayo (WDM). Effective September 30, 1999, WDM operates as TSYS Total Debt Management, Inc. (TTDM), a wholly-owned subsidiary of Synovus.

The aforementioned two acquisitions have been accounted for as poolings of interests. Accordingly, the financial statements for all periods presented have been restated to include the financial condition and results of operations of these two entities.

On October 31, 1999, Synovus completed the acquisitions of Ready Bank of West Florida, with $65 million in assets, and Horizon Bank of Florida, with $60 million in assets. Both transactions will be accounted for as poolings of interests, except that the financial information preceding the dates of acquisition will not be restated to include the financial position and results of operations of these acquired entities since the effect is not material.

Note E - Operating Segments

Synovus has two reportable segments: banking operations and transaction processing services. The banking operations segment is predominately involved in commercial banking activities and also provides retail banking, trust, mortgage, and brokerage services. The transaction processing segment consists primarily of operations at Total System Services, Inc. (TSYS), which include credit, debit, commercial and private-label card processing. The transaction processing services segment also includes TTDM's debt collection and bankruptcy management operations. All inter-segment services provided are charged at the same rates as those charged to unaffiliated customers. Such services are included in the revenues and net income of the respective segments and are eliminated to arrive at consolidated totals.

Segment information as of and for the three and nine months ended September 30, 1999 and 1998 is presented below:

Three months ended September 30, 1999, and 1998


                                           Transaction
(In thousands)                  Banking    Processing
                              Operations   Services(c)  Eliminations   Consolidated
Interest income and      1999    $268,385    146,574      (2,377)(a)   $412,582
non-interest income      1998     236,222    110,774      (1,330)(a)    345,666

Income before taxes      1999      66,085     27,059      (3,257)(b)     89,887
                         1998      53,708     26,361      (2,921)(b)     77,148

Income tax expense       1999      23,296      8,586          -          31,882
                         1998      18,996      8,544          -          27,540

Net Income               1999      42,789     18,473      (3,257)(b)     58,005
                         1998      34,713     17,816      (2,921)(b)     49,608

Total Assets             1999  11,574,711    435,475     (33,095)(d)  11,977,091
                         1998   9,834,830    336,420     (23,638)(d)  10,147,612


Nine months ended September 30, 1999, and 1998


                                           Transaction
(In thousands)                 Banking     Processing
                             Operations    Services(c)  Eliminations  Consolidated
Interest income and non  1999    $774,579    413,817      (5,715)(a)  $1,182,681
interest income          1998     691,778    316,095      (2,992)(a)   1,004,881

Income before taxes      1999     173,570     86,078      (9,289)(b)     250,359
                         1998     151,273     72,486      (7,139)(b)     216,620

Income tax expense       1999      63,780     24,528          -           88,308
                         1998      55,693     20,676          -           76,369

Net Income               1999     109,790     61,550      (9,289)(b)     162,051
                         1998      95,581     51,809      (7,139)(b)     140,251

Total Assets             1999  11,574,711    435,475     (33,095)(d)  11,977,091
                         1998   9,834,830    336,420     (23,638)(d)  10,147,612

(a) Principally, computerized data processing service revenues provided to the banking segment.
(b) Minority interest in TSYS.
(c) Includes equity in income of joint ventures, which is included in other operating income.
(d) Primarily TSYS' cash deposits with the banking operations segment.

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

On November 10, 1998, a class action complaint was filed against NationsBank of Delaware, N.A., in the United States District Court for the Southern District of Mississippi. On March 23, 1999, the named plaintiff amended the complaint and named TSYS and certain credit bureaus as defendants in the case. The named plaintiff alleges, among other things, that the defendants failed to report properly the credit standing of each member of the putative class. The named plaintiff has defined the class as all persons and entities within the United States who obtained credit cards from NationsBank, and whose accounts were purchased by or transferred to U.S. BankCard, and whose accounts were reported to credit bureaus or credit agencies incorrectly. The amended complaint alleges negligence, violation of the Fair Credit Reporting Act, breach of the duty of good faith and fair dealing, and seeks declaratory relief, injunctive relief, and the imposition of punitive damages. This lawsuit seeks unspecified damages. This litigation is in its initial phases, and, though settlement negotiations have occurred, these negotiations have to date been unproductive. TSYS is not in a position to determine its possible exposure, if any, as a result of this litigation.

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

                        ITEM 2 - MANAGEMENT'S DISCUSSION
                      AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Summary

As revenues for the nine months ended September 30, 1999 increased 21.0% over the same period in 1998, net income was $162.1 million, up 15.5% from the same period a year ago. Diluted net income per share increased to $.57 for the first nine months of 1999 as compared to $.51 for the same period in 1998. Return on average assets was 1.94% and return on average equity was 18.79% for the nine months ended September 30, 1999. This compares to a return on average assets of 1.95% and a return on average equity of 19.01% for the first nine months of 1998.

Revenues for the three months ended September 30, 1999 increased 21.9% over the same period in 1998 and net income was $58.0 million, up 16.9% from the same period a year ago. Diluted net income per share increased to $.21 for the third quarter of 1999 as compared to $.18 for the same period in 1998. Return on average assets was 1.98% and return on average equity was 19.65% for the three months ended September 30, 1999. This compares to a return on average assets of 2.01% and a return on average equity of 19.13% for the third quarter of 1998.

During the third and fourth quarters of 1998, Synovus completed three bank acquisitions which were accounted for as poolings of interests; however, financial information preceding the dates of acquisition have not been restated since the effect was not material. Net income for the nine months ended September 30, 1998, would have been increased by $3.9 million if the previous periods had been restated.

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

On September 30, 1999, Synovus completed the acquisition of the $306 million asset Merit Holding Corporation. Merit Holding Corporation is the parent company of Mountain National Bank in Tucker, Georgia, and Charter Bank & Trust Co. in Marietta, Georgia. Synovus issued 5,995,085 shares of common stock for all the issued and outstanding shares of Merit Holding Corporation.

On September 30, 1999, Synovus completed the acquisition of the $7 million asset Wallace & de Mayo (WDM). WDM is a debt collection and bankruptcy management business based in Norcross, Georgia. Synovus issued 2,339,624 shares of common stock for all of the outstanding common stock of Wallace & de Mayo. Effective September 30, 1999, WDM operates as TSYS Total Debt Management, Inc. (TTDM), a wholly-owned subsidiary of Synovus.

The aforementioned two acquisitions have been accounted for as poolings of interests. Accordingly, the financial statements for all periods presented have been restated to include the financial condition and results of operations of these two entities.

Balance Sheet

During the first nine months of 1999, total assets increased $1.2 billion, resulting primarily from strong net loan growth of $987.6 million or 13.2% and net increase in investment securities of $121.3 million or 6.5%. Providing the necessary funding for the balance sheet growth during the first nine months of 1999, Synovus' deposit base grew $477.9 million, federal funds purchased and securities sold under agreement to repurchase increased $506.9 million and shareholders' equity increased $73.9 million.

Asset Quality

As measured by asset quality indicators, Synovus' asset quality remains strong. During the first nine months of 1999, non-performing loans (consisting of nonaccrual and restructured loans) and loans past due greater than ninety days and still accruing, decreased $2.3 million, while loans increased $996.1 million or 13.1%. Synovus' nonperforming assets ratio was .41% as of September 30, 1999, which increased one basis point from December 31, 1998. Annualized net charge-offs to average loans for the nine months ended September 30, 1999 were
 .29% compared to .32% during the first nine months of 1998 and .35% for the entire year in 1998. Net charge-offs to average loans for the quarter ended September 30, 1999, were .24% compared to .33% during the third quarter of 1998. Net credit card charge-offs represented 46% of total net charge-offs for the nine months ended September 30, 1999 compared to 60% for the same period in 1998. Synovus' overall credit risk profile has continued to improve with credit card loans representing only 2.7% of total outstandings at September 30, 1999 compared to 3.4% and 3.5% at December 31, 1998 and September 30, 1998, respectively.

Loans 90 days past due and still accruing at September 30, 1999, were $16.9 million, or .20% of total loans, compared to $24.6 million, or .32% of total loans at December 31, 1998, which is a decrease of $7.7 million, or 31.3%. Management believes that the value of the underlying collateral securing these commercial and consumer loans is generally sufficient to cover the principal and interest on these loans and management does not expect a material increase in nonperforming assets in future periods as a result of the resolution of these delinquencies.

The reserve for loan losses was $122.6 million, or 1.43% of net loans, at September 30, 1999, compared to $114.1 million, or 1.50% of net loans, at December 31, 1998. The provision for loan losses for the nine months ended September 30, 1999 was $25.3 million, compared to $20.6 million for the same period in 1998. The higher provision expense was due to the increase in loan volume, somewhat offset by continued strong asset quality. For the nine months ended September 30, 1999, the provision for losses on loans was 1.47 times net charge-offs compared to 1.24 for the nine months ended September 30, 1998.


                                           September 30,       December 31,
(In thousands)                                 1999                1998
--------------------------------------------------------------------------------
Nonperforming loans                         $ 26,628              21,208
Other real estate                              8,668               9,536
--------------------------------------------------------------------------------
Non-performing assets                       $ 35,296              30,744
================================================================================

Loans 90 days past due and still accruing   $ 16,877              24,640
================================================================================

Reserve for loan losses                     $122,560             114,109
================================================================================
Reserve for loan losses as a % of loans         1.43%               1.50
================================================================================

As a % of loans and other real estate:
Nonperforming loans                             0.31%               0.28
Other real estate                               0.10                0.12
--------------------------------------------------------------------------------
Non-performing assets                           0.41%               0.40
================================================================================
Reserve to nonperforming loans                460.27%             538.05
================================================================================


Capital Resources and Liquidity

Synovus continues to maintain its capital at levels that exceed the minimum regulatory guidelines. Additionally, based on internal calculations and previous regulatory exams, each of Synovus' subsidiary banks is currently in compliance with regulatory capital guidelines. Synovus' total risk-based capital was $1.345 billion at September 30, 1999, compared to $1.231 billion at December 31, 1998. The ratio of total risk-based capital to risk-weighted assets was 13.70% at September 30, 1999 compared to 14.00% at December 31, 1998. Synovus' leverage ratio at the end of the third quarter of 1999 was 10.52% compared to 10.82% at the end of 1998. Synovus' equity-to-assets ratio was 9.90% at September 30, 1999 compared to 10.28% at year-end 1998.

Internal capital generation continues to support asset growth, as reflected in the third quarter 1999 equity-to-asset ratio exclusive of net unrealized gains (losses) on investment securities available for sale of 9.99%, compared to 10.20% at year-end 1998.

Synovus' liquidity position decreased moderately to 28.65% at September 30, 1999, compared to 39.87% at December 31, 1998, due to the majority of earning asset growth being in loans. Additionally, the maturity mix of investment securities and loans has not changed significantly during the first nine months of 1999.

During the nine months ended September 30, 1999, net loans increased by 13.2% while deposits increased by 5.4%. Due to the strong loan growth, our funding mix has changed during 1999, compared to the funding mix we had at December 31, 1998. Accordingly, long-term debt (primarily in the form of Federal Home Loan Bank advances) and short-term fundings (consisting mostly of federal funds purchased) increased by a total of $603.9 million when compared to December 31, 1998.

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

Additionally, Synovus subsidiary banks have access to overnight federal funds lines with various financial institutions, which total approximately $1.8 billion, that can be drawn upon for short-term liquidity needs. Synovus also has access to a $25 million line of credit.

During the third quarter of 1999, TSYS officially opened the first phase of its Riverfront Campus and essentially completed moving the majority of its downtown employees to the facility. TSYS is leasing the Riverfront Campus under an operating lease. The lease provides for a residual value guarantee of up to $87 million, and includes purchase options at the original cost of the property. Real estate taxes, insurance, maintenance and operating expenses applicable to the leased property are obligations of TSYS. TSYS expects the increase in occupancy and equipment expense related to occupying the campus to be approximately $5.3 million in 1999, net of the relinquished lease obligations.

The consolidated statements of cash flows detail Synovus' cash flows from operating, investing, and financing activities. Operating activities provided net cash of $307.4 million during the first nine months of 1999, while $1,012.3 million was provided by financing activities. Investing activities utilized $1,297.4 million of this amount, resulting in an increase in cash and cash equivalents of $22.3 million.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the first nine months of 1999 were $11.2 billion, up 16.1% over the first nine months average of 1998, which was $9.6 billion. Average assets for the nine months ended September 30,1998 would have increased by approximately $220 million if 1998 financial statements had been restated for the bank acquisitions completed during the second half of 1998. Average earning assets were up 15.8% in the first nine months of 1999 over the same period a year ago and represented 90.2% of average total assets. When compared to the same period last year, average deposits increased $903.3 million, average shareholders' equity increased $167.2 million, and average federal funds purchased and securities sold under agreement to repurchase increased $411.9 million. This growth provided the funding for the $1.1 billion growth in average net loans, the $242.0 million increase in average investment securities, partially offset by the $49.9 million decrease in average federal funds sold.

Net interest income was $377.3 million for the nine months ended September 30, 1999, up $41.3 million, or 12.3%, over the $336.0 million reported in the nine months ended September 30, 1998. Net interest income, on a tax-equivalent basis, for the first nine months of 1999 increased $41.9 million, or 12.3%, over the same period in 1998.

Net interest income was $130.7 million for the third quarter of 1999, up $15.9 million, or 13.9%, over the $114.8 million reported for the third quarter of 1998. Net interest income, on a tax-equivalent basis, for the third quarter of 1999 increased $16.0 million, or 13.8%, over the third quarter of 1998. Net interest income for the nine and three months ended September 30, 1998 would have increased by $17.2 million and $5.1 million, respectively, if the previous periods had been restated for the bank acquisitions completed during the second half of 1998.

The year-to-date net interest margin was 5.09%, down sixteen basis points from the same period last year. This decrease resulted from a forty-four basis point decrease in the yield on earning assets, which was partially offset by a twenty-eight basis point decrease in the effective cost of funds. The decreased yield on earning assets was due to lower yields on investment securities and loans. The decreased loan yields were primarily due to a 63 basis point decrease in the average prime rate from the first nine months of 1998 compared to the first nine months of 1999. The decreased effective cost of funds was due to lower average rates paid on interest-bearing funding.

The tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% federal income tax rate.


                                            Nine Months Ended       Three Months Ended
                                              September 30,            September 30,
--------------------------------------------------------------------------------------
 (In thousands)                              1999        1998        1999       1998
--------------------------------------------------------------------------------------
 Interest income                         $   647,719    586,992     225,732    199,604
 Taxable-equivalent adjustment                 4,336      3,811       1,451      1,324
--------------------------------------------------------------------------------------
 Interest income, taxable-equivalent         652,055    590,803     227,183    200,928
 Interest expense                            270,378    250,997      95,009     84,803
--------------------------------------------------------------------------------------
 Net interest income, taxable-equivalent $   381,677    339,806     132,174    116,125
======================================================================================

Non-Interest Income

Total non-interest income during the first nine months of 1999 increased $117.1 million, or 28.0%, over the same period in 1998. This increase in non-interest income resulted primarily from higher data processing revenues, which increased $92.3 million, or 34.8%, during the nine months ended September 30, 1999, over the same period in 1998. For the year-to-date, banking operations' non-interest income increased 20.6% or $21.9 million compared to the same period a year ago. The growth in fee income was led by service charges on deposits up $5.5 million or 12.0%, trust services up 35.6% or $4.0 million, brokerage up 24.3% or $2.0 million, and mortgage up 13.5% or $1.9 million. Additionally, other operating income for the first nine months of 1999 included a $3.1 million gain from the sale of a corporate investment.

Total non-interest income during the quarter ended September 30, 1999, increased $40.8 million, or 27.9%, over the third quarter of 1998. The increase in non-interest income resulted primarily from higher data processing revenues, which increased $34.8 million, or 38.0%, during the quarter ended September 30, 1999, over the same period in 1998. Additionally, banking operations' non-interest income increased 16.1% or $5.9 million during the quarter ended September 30, 1999, compared to the same period a year ago. Service charges on deposits, trust services, and mortgage revenues represented most of the increase. Non-interest income for the nine and three months ended September 30, 1998 would have increased by $5.3 million and $1.5 million respectively, if the previous periods had been restated for the bank acquisitions completed during the second half of 1998.

Data processing services revenue is derived principally from the servicing of individual bankcard accounts for the card-issuing customers of TSYS. TSYS' revenues from bankcard data processing services increased $92.3 million, or 34.8%, for the nine months ended September 30, 1999, compared to the same period in 1998. Increased revenues from bankcard data processing services are attributable to the growth in the card portfolios of existing customers, as well as cardholder accounts of new customers. Increases in the volumes of authorizations and transactions associated with the additional cardholder accounts also contributed to the increased revenues. Processing contracts with large customers, representing a significant portion of TSYS' total revenues, generally provide for discounts on certain services based on increases in the level of cardholder accounts processed. As a result, bankcard data processing revenues and the related margins are influenced by the customer mix relative to the size of customer bankcard portfolios, as well as the number of individual cardholder accounts processed for each customer.

In May 1998, TSYS signed a long-term processing agreement with Sears, Roebuck and Co. to convert and process its private-label credit card portfolio. In April 1999, the conversion of the Sears portfolio was completed. The accounts converted for Sears in 1999, combined with the 7.5 million converted in the fourth quarter of 1998 and the internal growth in the portfolio, bring the total accounts for Sears to 66 million.

During the second quarter of 1999, TSYS received a one-time termination fee of $6.9 million from a client which terminated its processing agreement with TSYS as a result of its merger with a financial institution that processes in-house. The payment is in lieu of processing fees which would have been paid throughout the remaining life of the processing contract.

A significant amount of TSYS' revenues is derived from long-term contracts with large customers, including certain major customers. For the three months ended September 30, 1999, three major customers accounted for approximately 38% of total revenues, compared to 36% for the three months ended September 30, 1998. For the nine months ended September 30, 1999, two major customers accounted for approximately 30% of total revenues, compared to 35% for the nine months ended September 30, 1998. The loss of one of TSYS' major customers, or other significant customers, could have a material adverse effect on TSYS' financial condition and results of operations.

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

Effective September 30, 1998, NationsBank and Bank of America merged. TSYS had long-term processing contracts with each of these customers, with NationsBank's ending in 2005 and Bank of America's ending in 2007. In September 1999, TSYS announced a new ten-year agreement with the combined entity, known as Bank of America, to continue processing its credit card portfolio until 2009. The combination of NationsBank and Bank of America under a single processing agreement with TSYS will reduce TSYS' revenues in 1999 and future years because together NationsBank and Bank of America will be entitled to receive greater discounts than either would have been entitled to receive standing alone. TSYS expects its new processing agreement to produce a net profit margin consistent with its historical net profit margins.

Non-Interest Expense

Total non-interest expense (excluding the minority interest in TSYS' net income) for the nine months ended September 30, 1999, increased $117.7 million, or 23.1%, over the same period in 1998. Total non-interest expense for the third quarter of 1999 increased $40.8 million, or 23.3%, over the third quarter of 1998. Management analyzes non-interest expense in two separate components: banking operations and transaction processing services. The following table summarizes this data for the first nine months of 1999 and 1998.



                                            1999                          1998
----------------------------------------------------------------------------------------
                                                    Transaction              Transaction
                                                    Processing               Processing
(In thousands)                         Banking      Services      Banking    Services
----------------------------------------------------------------------------------------
Salaries and other personnel expenses $  173,693     159,935      161,578     125,714
Net occupancy and equipment expense       41,264     110,292       36,765      77,636
Other operating expenses                  73,240      68,888       58,471      49,410
----------------------------------------------------------------------------------------
Total non-interest expense            $  288,197     339,115      256,814     252,760
========================================================================================

Banking operations' non-interest expense increased $31.4 million or 12.2% for the nine months ended September 30, 1999, compared to the same period in 1998. During the third quarter of 1999, non-interest expense increased $4.5 million or 5.0%, compared to the same period in 1998. As expected, banking operations' non-interest expense increased at a lower rate when compared to the increases that we have been experiencing in previous quarters. Additionally, when compared to the second quarter of 1999, non-interest expense decreased $2.3 million, the first decline in six consecutive quarters. During the previous quarters, non-interest expense increased at a faster pace due to the significant investments that we made: building of The New Bank (completed in April 1999), the conversion of our banks to a new information technology processing system (completed during March 1999), and our human resource intiatives through PDE (Personally Developing EveryONE - now underway for over one year). Non-interest expense for the nine and three months ended September 30, 1998 would have been $14.2 million and $5.1 million higher, respectively, if the previous periods had been restated for the bank acquisitions completed during the second half of 1998.

Approximately 97% of total transaction processing services non-interest expense relates to TSYS, with the remainder related to TTDM. The following paragraphs provide an analysis of the non-interest expense components at TSYS. Non-interest expense related to TSYS increased 35.1% or $85.1 million and 44.5% or $9.0 million for the nine and three months ended September 30, 1999, respectively, compared to the same periods in 1998. Employment expenses increased 28.2% and 37.2% for the nine and three months ended September 30, 1999, respectively, compared to the same periods in 1998. The increase in employment expenses is due to growth in the number of employees, normal salary increases and related benefits, offset by $12.8 million and 2.7 million invested in software development costs and contract acquisition costs for the nine and three months ended September 30, 1999, respectively. The majority of the software development costs were related to the development of a commercial card system for TS2 which began in May 1998 and is expected to be substantially completed in early 2000. The average number of employees in the third quarter of 1999 increased to 4,081, an 18.8% increase over the 3,434 in the same period of 1998. For the first nine months of 1999, the average number of employees was 3,938, a 17.2% increase over the first nine months of 1998.

Net occupancy and equipment expense at TSYS increased 42.7% and 48.4% for the nine and three months ended September 30, 1999, respectively, over the same periods in 1998. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, increased 57.6% to $21.4 million in the third quarter of 1999, compared to $13.6 million in the same period of 1998. During the first nine months of 1999, computer equipment and software rentals increased 48.7% to $57.8 million compared to $38.9 million in the same period in 1998. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved primarily through operating leases. During 1998 and the first half of 1999, TSYS made significant investments in computer software licenses and hardware related to the new East Center data center and to accommodate increased volumes due to the expected growth in the number of accounts associated with new customers.

Other operating expenses at TSYS increased 40.2% and 56.2% for the nine and three months ended September 30,1999, respectively, compared to the same periods in 1998. The growth in other operating expenses for 1999 is primarily due to increased business development costs associated with exploring new business opportunities, both domestically and internationally; the establishment of a new international office in London, and increased amortization of contract acquisition costs. The conversions of Sears, Royal Bank, and Canadian Tire Acceptance Limited (CTAL), begun in March 1999 and completed early in the second quarter, contributed to the increase in amortization of contract acquisition costs.

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

Banking Operations:

For the banks, the conversion of the core processing systems to Marshall & Illsley Data Services (M&I) has provided for Year 2000 compliance for the core applications, including loans, deposits, and sales platforms. M&I has completed the Year 2000 renovation for its banking systems and is currently utilizing this renovated code for all processing. During the first quarter of 1999, M&I completed the testing phase. Since March 31, 1999, all Synovus banks are being processed using the M&I Year 2000 renovated code. The remaining personal computer hardware platforms and software programs, as well as other ancillary systems such as ATM's, fax machines, copiers, and phone systems, have been reviewed and all significant applications or infrastructure which need to be modified have been identified and their renovation and testing was completed as of June 30, 1999.

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

TSYS:

At TSYS, the core system of TS2 was designed to be Year 2000 compliant, and TSYS is continuing its ongoing project to ensure that all of TSYS' processing systems are Year 2000 compliant. As of December 31, 1998, TSYS had completed the awareness, assessment, renovation, and validation phases of its Year 2000 project. During 1998, two major milestones were met. The first milestone, 100% of all critical code converted, was achieved in April 1998. The second, 100% of all non-critical code renovated, was completed in July 1998. As units were renovated they were returned to production, and, as of December 31, 1998, TSYS was fully operating in Year 2000 compliant systems. The validation phase at TSYS included setting up a test environment, testing core system functionality and providing test results to clients. It was during this phase that Turn of The Century, Monthly Cycling, Leap Year and Millennium Year, and Month and Quarter-end dates were tested. This phase concluded during October, 1998 and results were sent to customers in November and December 1998. The implementation phase, which allowed clients the opportunity to test their specific code within a Year 2000 environment, began in 1998. As of September 30,1999 all three client test iterations were completed.

Another significant aspect of the Year 2000 project is contingency planning, which is a process to ensure that TSYS can continue operations in the event that information technology systems, noninformation technology systems, or vendors are not Year 2000 compliant. In June 1999, TSYS completed its Business Resumption Contingency Plan, or Y2K Day Plan, which is based on the TSYS Disaster Recovery Plan. This plan sets forth processes and procedures to follow in case TSYS experiences a problem with processing Year 2000 data or if mission-critical service providers suffer disruption. The plan was validated by a walk-through and a role play during June 1999. An abbreviated version of the plan was shared with clients in July 1999. A client forum to discuss the Y2K Day Plan was conducted in August 1999. The plan includes the following:

TSYS programming staff will be on site from December 26, 1999 to January 5, 2000 to immediately remediate any coding issues encountered. The Year 2000 Command Center will act as the nerve center during the century changeover, monitoring processing status of over 88 business areas through 12 command posts, conveying management decisions, and deploying resources where required.

If a power loss is experienced for any reason at TSYS Data Centers which house mainframe and associated hardware, all of TSYS' critical systems would be powered through battery backup and diesel generators without experiencing any downtime. This process, referred to as TSYS' Uninterrupted Power Supply system, has enough fuel for 72 hours. TSYS has contracts with two separate fuel distributors to ensure that its operations could continue indefinitely. The fuel companies have backup generators to keep their fuel pumps operational in case of a power failure.

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

TSYS management believes that the most likely Year 2000 risks relate to third parties with which it has material relationships. A failure or disruption of (i) TSYS' mission-critical computer systems caused by third-party hardware/software,
(ii) third-party service/network/gateway providers, or (iii) significant clients for an extended period, could adversely affect the financial condition and results of operations of TSYS. TSYS' Year 2000 Project Office has reviewed compliance and tested with TSYS' top 11 customers defined by number of accounts on file and/or by revenues generated and found them to be Year 2000 ready. Management believes its internal review indicates that TSYS' mission-critical systems are Year 2000 ready; however, failure of a mission critical third-party provider could have a material adverse effect on TSYS' business, operations and financial results. However, based on currently available information, while management anticipates there could be isolated and intermittent disruptions of various services and interfaces at its business sites related to third parties with which it has material Year 2000 relationships, there is no expectation of extensive or protracted systemic failures that would have a material adverse effect on the financial condition or results of operations of TSYS.

The majority of Synovus' costs in becoming Year 2000 compliant are related to TSYS. Such costs are being expensed as incurred and are not expected to have a material effect on Synovus' financial condition or results of operations for 1999. TSYS currently estimates the total cost for the Year 2000 project will amount to approximately $18 million of direct costs. This amount consists primarily of the costs associated with personnel dedicated to the Year 2000 project. During the first nine months of 1999, TSYS incurred $5.0 million of direct costs associated with the Year 2000 project and has incurred $14.0 million since project inception. The banking operations' Year 2000 remediation costs, other than those related to the conversion to M&I, are not material. Synovus estimates that the total cost for its banking operations Year 2000 project will be approximately $2.5 million (approximately $1.4 million incurred in 1998, with the remainder to be incurred during 1999). These costs are exclusive of the costs associated with the conversion to the M&I system and consist primarily of direct personnel costs and customer notifications. The failure of Synovus or TSYS to be Year 2000 compliant would have a material adverse effect on Synovus' financial condition and results of operations.

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

Income Tax Expense

Income tax expense for the nine months ended September 30, 1999, was $88.3 million compared to $76.4 million for the same period a year ago. Income tax expense for the third quarter of 1999 was $31.9 million compared to $27.5 million in the third quarter of 1998. The effective tax rate for the third quarter of 1999 was 35.5% compared to 35.7% in the same quarter of 1998. The effective tax rate for the first nine months of 1999 and 1998 was 35.3% for both periods.

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

                    ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

(a) Exhibits

     (10) Employment Agreement of James H. Blanchard

     (11) Statement re Computation of Per Share Earnings

     (27) Financial Data Schedule (for SEC purposes only, not enclosed herewith)

(b) Report on Form 8-K

    The following report on Form 8-K was filed during the third quarter of 1999.

(1) The report filed on September 30, 1999, included the following events:

On September 29, 1999, Total System Services, Inc. ("TSYS"), an 80.8 percent owned subsidiary of Synovus Financial Corp., announced a ten-year agreement with Bank of America to continue processing its credit card portfolio until 2009. The new agreement extends the existing agreement by two years and includes the card portfolios of Bank of America and NationsBank which merged in 1998.

On September 30, 1999, TSYS announced that it expects its 1999 net income to exceed its 1998 net income by at least 23 percent and that it expects its 2000 net income to exceed its 1999 projected net income by at least 13 to 15 percent.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SYNOVUS FINANCIAL CORP.


Date:  November 15, 1999                BY: /s/ Thomas J. Prescott
                                           ----------------------------
                                           Thomas J. Prescott
                                           Executive Vice President and
                                           Chief Financial Officer

                               INDEX TO EXHIBITS


                                                                 Sequentially
Exhibit Number          Description                              Numbered Page

   10                  Employment Agreement of                         27
                       James H. Blanchard

   11                  Statement re Computation of
                       Per Share Earnings

   27                  Financial Data Schedule
                       (for SEC purposes only, not
                        enclosed herewith)