Form 10-Q/A
period 1999-09-30
SYNOVUS FINANCIAL CORP
filed 1999-12-02
CIK 18349

FORM 10-Q/A

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


                                        SYNOVUS FINANCIAL CORP.


Date:  December 1, 1999                BY: /s/ Thomas J. Prescott
                                           ----------------------------
                                           Thomas J. Prescott
                                           Executive Vice President and
                                           Chief Financial Officer

                                     INDEX TO EXHIBITS


Exhibit Number         Description

                10     Employment Agreement of James H. Blanchard

                11     Statement re Computation of Per Share Earnings

                27 Financial Data Schedule (for SEC purposes only, not enclosed herewith)

                27.1   Restated Financial Data Schedules
                       for six months ending June 30, 1999
                       (for SEC purposes only, not
                        enclosed herewith)

                27.2   Restated Financial Data Schedules
                       for twelve months ending December 31, 1998
                       (for SEC purposes only, not
                        enclosed herewith)

                27.3   Restated Financial Data Schedules
                       for twelve months ending December 31, 1997
                       (for SEC purposes only, not
                        enclosed herewith)

                27.4   Restated Financial Data Schedule
                       for twelve months ending December 31, 1996
                       (for SEC purposes only, not
                        enclosed herewith)