Form 10-K
period 1999-12-31
SYNOVUS FINANCIAL CORP
filed 2000-03-22
CIK 18349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 1999 or
                                      ----
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from__________ to ______________


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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                  YES    X                             NO___________
                       ------
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 11, 2000, 282,246,801 shares of the $1.00 par value common stock of Synovus Financial Corp. were outstanding, and the aggregate market value of the shares of $1.00 par value common stock of Synovus Financial Corp. held by non-affiliates was approximately $3,481,000,000 (based upon the closing per share price of such stock on said date).

         Portions of the 1999 Annual Report to Shareholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of Registrant dated March 16, 2000 are incorporated in Part III of this report.


                Registrant's Documents Incorporated by Reference

                                             Part Number and Item
Document Incorporated                        Number of Form 10-K Into
by Reference                                 Which Incorporated
---------------------                        ----------------------

Pages F-10, F-17 through                     Part I, Item 1, Business
F-22, and F-26 through F-48
of Registrant's 1999 Annual Report
to Shareholders

Pages F-14, and F-17 through F-19            Part I, Item 2, Properties
of Registrant's 1999 Annual Report to
Shareholders

Pages F-17 through F-19 of                   Part I, Item 3, Legal
Registrant's 1999 Annual Report              Proceedings
to Shareholders


Pages F-10, F-26, and                        Part II, Item 5, Market
F-44 and F-45 of Registrant's                for Registrant's Common
1999 Annual Report to                        Equity and Related
Shareholders                                 Stockholder Matters

Page F-25 of Registrant's                    Part II, Item 6,
1999 Annual Report to                        Selected
Shareholders                                 Financial Data

Pages F-26 through F-48                      Part II, Item 7,
of Registrant's                              Management's Discussion
1999 Annual Report to                        and Analysis of Financial
Shareholders                                 Condition and Results of
                                             Operations

Pages F-42 and F-43 of Registrant's          Part II, Item 7A, Quantitative
1999 Annual Report to Shareholders           and Qualitative Disclosures
                                             About Market Risk

Pages F-2 through F-24, and F-48             Part II, Item 8,
of Registrant's 1999                         Financial Statements and
Annual Report to Shareholders                Supplementary Data

Pages 3 through 5, 7 and 8, and 27           Part III, Item 10,
and 28 of Registrant's Proxy                 Directors and Executive
Statement in connection with                 Officers of the Registrant
its Annual Shareholders' Meeting
to be held April 20, 2000


Pages 7, 15 through 18, and                  Part III, Item 11,
21 of Registrant's Proxy                     Executive Compensation
Statement in connection with its
Annual Shareholders' Meeting
to be held April 20, 2000

Pages 8 and 9, and 22 through                Part III, Item 12,
26 of Registrant's Proxy Statement           Security Ownership of
in connection with its Annual                Certain Beneficial Owners
Shareholders' Meeting to be held             and Management
April 20, 2000

Pages 21 and 22, and 24 through 27           Part III, Item 13,
of Registrant's Proxy Statement in           Certain Relationships
connection with its Annual Shareholders'     and Related Transactions
Meeting to be held April 20, 2000

Pages F-2 through F-24                       Part IV, Item 14,
of Registrant's 1999                         Exhibits, Financial Statement
Annual Report to Shareholders                Schedules and Reports on
                                             Form 8-K


                                Table of Contents

Item No.                   Caption                                 Page No.
--------                   -------                                 --------

Part I
   Safe Harbor Statement                                                1

         1.       Business                                              2

         2.       Properties                                           12

         3.       Legal Proceedings                                    13

         4.       Submission of Matters to a Vote of                   13
                    Security Holders

Part II

         5.       Market for Registrant's Common Equity                13
                    and Related Stockholder Matters

         6.       Selected Financial Data                              13

         7.       Management's Discussion and Analysis                 13
                    of Financial Condition and Results
                    of Operations

         7A.      Quantitative and Qualitative Disclosures
                    About Market Risk                                  14

         8.       Financial Statements and Supplementary Data          14

         9.       Changes In and Disagreements With                    14
                    Accountants on Accounting and Financial
                    Disclosure

Part III

         10.      Directors and Executive Officers of the
                     Registrant                                        14

         11.      Executive Compensation                               14

         12.      Security Ownership of Certain                        14
                    Beneficial Owners and Management

         13.      Certain Relationships and Related                    15
                    Transactions

Part IV

         14.      Exhibits, Financial Statement Schedules,             15
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

------------------
         Synovus Financial Corp., Synovus, Synovus Securities, Inc., Synovus Mortgage Corp., Synovus Trust Company, Columbus Bank and Trust Company and CB&T are federally registered service marks of Synovus Financial Corp. TSYS, TS2, Total System Services, Inc., THE TOTAL SYSTEM and TSYS Total Solutions are federally registered service marks of Total System Services, Inc.

Item 1.  Business

Business and Business Segments

         Synovus is a $12.5 billion asset multi-financial services company which is a registered bank holding company. Synovus conducts a broad range of financial services through its banking and non-banking subsidiaries at more than 200 locations. Synovus is based in Columbus, Georgia and its stock is traded on the New York Stock Exchange under the symbol "SNV."

         Synovus is engaged in two reportable business segments: banking (which is primarily involved in commercial banking activities and also provides retail banking, trust services, mortgage banking, securities brokerage and insurance services ), and transaction processing (which includes credit, debit, commercial and retail card processing and related services and debt collection and bankruptcy management services). See Note 12 of Notes to Consolidated Financial Statements on page F-20 of Synovus' 1999 Annual Report to Shareholders which is specifically incorporated herein by reference.

Banking and Bank-Related Subsidiaries and Services

         Synovus currently has 38 wholly owned first and second tier banking subsidiaries located in four states (the "Banks"). Of the 38 bank subsidiaries, 25 are located in Georgia and earn 61% of banking operations' revenues, seven are located in Alabama and earn 19% of banking operations' revenues, one is located in South Carolina and earns 13% of banking operations' revenues and five are located in Florida and earn 7% of banking operations' revenues.

         The Banks offer commercial banking services, including commercial, financial, agricultural and real estate loans, and retail banking services, including accepting customary types of demand and savings deposits, making individual, consumer, installment, first mortgage and second mortgage loans, offering money transfers, safe deposit services, trust, investment, IRA, Keogh and corporate employee benefit and other fiduciary services, leasing services automated banking and electronic switch services, automated fund transfers and bank credit card services, including MasterCard and Visa services.

         The bank-related subsidiaries of Synovus are: (1) Synovus Securities, Inc.(R), Columbus, Georgia, which specializes in professional portfolio management for fixed-income securities, the execution of securities transactions as a broker/dealer and the provision of individual investment advice on equity and other securities; (2) Synovus Trust Company(R), Columbus, Georgia, one of the southeast's largest providers of trust services; (3) Synovus Mortgage Corp.(R), Birmingham, Alabama, which offers mortgage services; (4) Synovus Insurance Services, Columbus, Georgia, which offers insurance agency services; and (5) Synovus Technologies, Inc.(sm), Columbus, Georgia, which facilitates the use of technology by and participates in the development of new products and services for the Banks.




Transaction Processing and Other Affiliates and Services

         Business. Established in 1983 as an outgrowth of an on-line accounting and bankcard data processing system developed for Synovus' subsidiary, Columbus Bank and Trust Company(R), Total System Services, Inc.(R), ("TSYS") is now one of the world's largest information technology processors of credit, debit, commercial and retail cards. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol "TSS," TSYS provides the electronic link between buyers and sellers with a comprehensive on-line system of data processing services marketed as THE TOTAL SYSTEM(R) servicing issuing institutions throughout the United States, Canada, Mexico, Honduras and the Caribbean, representing more than 206 million cardholder accounts on file as of December 31, 1999. TSYS provides card production, statement preparation, electronic commerce services, portfolio management services, account acquisition, credit evaluation, risk management and customer service to clients. Synovus owns 80.8 percent of TSYS.

         TSYS has four wholly owned subsidiaries: (1) Columbus Depot Equipment Company(sm), which sells and leases computer related equipment associated with TSYS' transaction processing services; (2) TSYS Total Solutions,(R) Inc., which provides mail and correspondence processing services, teleservicing, data documentation capabilities, offset printing, customer service, collections and account solicitation services; (3) Columbus Productions, Inc.(sm), which provides full-service commercial printing and related services; and (4) TSYS Canada, Inc., which provides programming support and assistance with the conversion of card portfolios to TS2(R).

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

         Synovus has one wholly owned subsidiary, TSYS Total Debt Management, Inc., that provides debt collection and bankruptcy management services. TSYS Total Debt Mangement, Inc. is included in the transaction processing services segment.

         Seasonality. Due to the seasonal nature of the credit card industry, TSYS' revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season.

         Major Customers. A significant amount of TSYS' revenues are derived from long-term contracts with significant customers, including certain major customers. For the year ended December 31, 1999, Bank of America Corporation accounted for 16% of TSYS' total revenues. As a result, the loss of Bank of America Corporation, or other major or significant customers, could have a material adverse effect on TSYS' financial condition and results of operations.

         Near the end of the first quarter of 1998, AT&T completed the sale of its Universal Card Services to CITIBANK, now a part of Citigroup after CITIBANK's merger with Travelers

Group, Inc. CITIBANK accounted for approximately 13% of total revenues for the year ended December 31, 1999. On February 26, 1999, CITIBANK notified TSYS of its decision to terminate Universal Card Services' processing agreement with TSYS for consumer credit card accounts at the end of its original term on August 1, 2000. Consumer credit card accounts represented 66.6% of CITIBANK's revenues to TSYS for the year ended December 31, 1999. Management believes that CITIBANK will not be a major customer for the year 2000 and that the loss of revenues from CITIBANK for the months of August through December 2000, combined with decreased expenses from the reduction in hardware and software costs and the redeployment of personnel, should not have a material adverse effect on TSYS' financial condition or results of operations for the year ending December 31, 2000.

         See "Non-Interest Income" under the "Financial Review" Section on pages F-29 through F-31, "Non-Interest Expense" under the "Financial Review" Section on pages F-31 and F-32, and Note 10 of Notes to Consolidated Financial Statements on pages F-17 through F-19 of Synovus' 1999 Annual Report to Shareholders which are specifically incorporated herein by reference.

Service Marks

         Synovus owns the federally registered service marks of Synovus Financial Corp., Synovus, the stylized S logo, Synovus Mortgage Corp., Synovus Securities, Inc. and Synovus Trust Company. Synovus also owns additional registered service marks and other service marks. In the opinion of management of Synovus, the loss of the right to use such marks would not materially affect Synovus' business.

         TSYS owns the federally registered service marks TSYS, TS2, Total System Services, Inc., THE TOTAL SYSTEM and TSYS Total Solutions, to which TSYS believes strong customer identification attaches. TSYS also owns additional registered service marks and other service marks. Management does not believe the loss of such marks would have a material impact on the business of TSYS.

Acquisitions

         Synovus has pursued a strategy of acquiring banks and financial service companies which are used to augment Synovus' internal growth. See Note 1 of Notes to Consolidated Financial Statements on page F-10 and "Acquisitions" under the "Financial Review" Section on page F-26 of Synovus' 1999 Annual Report to Shareholders which are specifically incorporated herein by reference.

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

         In addition, a bank holding company is, with certain exceptions, prohibited by the BHC Act from engaging in, or acquiring or retaining direct or indirect control of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities expressly found by the Board, prior to November 11, 1999, to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereto.

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

         Recent Legislation. On November 12, 1999, President Clinton signed into law legislation that allows bank holding companies to engage in a wider range of non-banking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Board, in consultation with the Secretary of the Treasury, determines by regulation or order is: (1) financial in nature; (2) incidental to any such financial activity; or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. This Act makes significant changes in U.S. banking law, principally by repealing certain restrictive provisions of the 1933 Glass-Steagall Act. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Board under Section 4(c)(8) of the BHC Act. The Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

         National banks are also authorized by the Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Board, determines is financial in nature or incidental to any such financial activity, except: (1) insurance underwriting;
(2) real estate development or real estate investment activities (unless otherwise permitted by law); (3) insurance company portfolio investments; and
(4) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from the bank's capital outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

         The Act also contains a number of other provisions that will affect Synovus' operations and the operations of all financial institutions. One of the new provisions relates to the financial privacy of consumers, authorizing federal banking regulators to adopt rules that will limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations will likely require more disclosure to consumers, and in some circumstances, will require consent by the consumer before information is allowed to be provided to a third party.

         At this time, Synovus has one banking subsidiary representing approximately 4% of Synovus' total assets which has a less than satisfactory rating for compliance, which is one of the components for qualifying as a well-managed depository institution. Thus, Synovus does not currently meet the eligibility requirements to become a financial holding company. Synovus has implemented a corrective action plan for this banking subsidiary and intends to file a written declaration with the Board to become a financial holding company as soon as it meets all eligibility requirements.

         At this time, it is not possible to predict the impact of the Act on Synovus' financial condition or results of operations.

         Pooling of Interests Accounting. The Financial Accounting Standards Board ("FASB") has published a proposal, the FASB Exposure Draft on Business Combinations and Intangible Assets, that would, if adopted, eliminate the availability of pooling of interests accounting treatment for most, if not all, mergers and acquisitions. Under purchase accounting, an amount equal to the difference between the value of the consideration paid and the value of the net assets acquired is characterized as "goodwill," recorded as an asset of the acquiring company, and amortized as a charge against earnings over a period of years. If adopted as presently proposed, this change in accounting standards would be effective for acquisitions agreed to and announced after the end of 2000 or earlier in certain circumstances. Synovus' most significant acquisitions in recent years have been structured and accounted for as poolings of interest. Implementation of this proposal is not expected to affect the accounting for past or pending acquisitions, but it could affect the real or perceived financial value of acquisitions initiated after the end of 2000.

         Dividends. Under the laws of the State of Georgia, Synovus, as a business corporation, may declare and pay dividends in cash or property unless the payment or declaration would be contrary to restrictions contained in its Articles of Incorporation, and unless, after payment of the dividend, it would not be able to pay its debts when they become due in the usual course of its businesses or its total assets would be less than the sum of its total liabilities. Synovus is also subject to certain contractual and regulatory capital restrictions that limit the amount of cash dividends that Synovus may pay.

         The primary sources of funds for Synovus' payment of dividends to its shareholders are dividends and fees to Synovus from its banking and nonbanking affiliates. Various federal and state statutory provisions and regulations limit the amount of dividends that the subsidiary banks of Synovus may pay. Pursuant to the regulations of the Georgia Banking Department, a Georgia bank must have approval of the Georgia Banking Department to pay cash dividends if, at the time of such payment: (i) the ratio of such banking affiliate's equity capital (defined to include the aggregate par value of all outstanding common stock, paid-in surplus, retained earnings, capital resources, reserves for loan losses, aggregate par value of outstanding preferred stock which is not redeemable and other outstanding instruments which are required to be converted into common stock) to its adjusted total assets is less than 6%; (ii) the aggregate amount of dividends to be declared or anticipated to be declared during the current calendar year exceeds 50% of its net after-tax profit for the previous calendar year; or (iii) its total classified assets in its most recent regulatory examination exceeded 80% of its equity capital (as defined above) as reflected in such examination. In general, the approval of the Alabama Banking Department and the Florida Banking Department, as applicable, is required if the total of all dividends declared by an Alabama or Florida bank, as the case may be, in any year would exceed the total of its net profits (as defined) for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. In addition, the approval of the OCC is required for a national bank to pay dividends in excess of the bank's retained net income (as defined) for the current year plus retained net income for the preceding two years.

         Federal and state banking regulations applicable to Synovus and its banking subsidiaries require minimum levels of capital which limit the amounts available for payment of dividends. See "Parent Company" under the "Financial Review" Section on page F-46, and Note 13 of Notes to Consolidated Financial Statements on pages F-20 through F-22 of Synovus' 1999 Annual Report to Shareholders which are specifically incorporated herein by reference.

         Capital Requirements. Synovus is required to comply with the capital adequacy standards established by the Board and its banking subsidiaries must comply with similar capital adequacy standards established by the OCC and FDIC as applicable. There are two basic measures of capital adequacy for bank holding companies and their banking subsidiaries that have been promulgated by the Board, the FDIC and the OCC: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company or a bank to be considered in compliance. See "Capital Resources" and "Dividends" under the "Financial Review" Section on pages F-44 and F-45 and Note 13 of Notes to Consolidated Financial Statements on pages F-20 through F-22 of Synovus' 1999 Annual Report to Shareholders which are specifically incorporated herein by reference.

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

         Pursuant to FDICIA, the Board, the FDIC, the OCC and the Office of Thrift Supervision ("OTS") have adopted regulations setting forth a five-tier scheme for measuring the capital adequacy of the financial institutions they supervise. Under the regulations, an institution would be placed in one of the following capital categories: (i) well capitalized (an institution that has a Total Capital ratio of at least 10%, a Tier 1 Capital ratio of at least 6% and a Tier 1 Leverage Ratio of at least 5%); (ii) adequately capitalized (an institution that has a Total Capital ratio of at least 8%, a Tier 1 Capital ratio of at least 4% and a Tier 1 Leverage Ratio of at least 4%); (iii) undercapitalized (an institution that has a Total Capital ratio of under 8%, a Tier 1 Capital ratio of under 4% or a Tier 1 Leverage Ratio of under 4%); (iv) significantly undercapitalized (an institution that has a Total Capital ratio of under 6%, a Tier 1 Capital ratio of under 3% or a Tier 1 Leverage Ratio of under 3%); and (v) critically undercapitalized (an institution whose tangible equity is not greater than 2% of total tangible assets). The regulations permit the appropriate Federal banking regulator to downgrade an institution to the next lower category if the regulator determines (i) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (ii) that the institution has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. Supervisory actions by the appropriate Federal banking regulator depend upon an institution's classification within the five categories. Synovus' management believes that Synovus and its significant bank subsidiaries have the requisite capital levels to qualify as well capitalized institutions under the FDICIA regulations. See
Note 13 of Notes to Consolidated Financial Statements on pages F-20 through F-22 of Synovus' 1999 Annual Report to Shareholders which is specifically incorporated herein by reference.

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

         As the Federal Reserve Bank of Atlanta has approved Synovus' indirect ownership of TSYS through Columbus Bank and Trust Company, TSYS is subject to direct regulation by the Board. TSYS was formed with the prior written approval of, and is subject to regulation and examination by, the Georgia Banking Department as a subsidiary of Columbus Bank and Trust Company. In addition, as TSYS and its subsidiaries operate as subsidiaries of Columbus Bank and Trust Company, they are subject to regulation by the FDIC.

Employees

         On December 31, 1999, Synovus had 9,221 full time employees, 4,163 of whom are employees of TSYS.

Competition

         Banking. The commercial banking business is highly competitive and the Banks compete actively with national and state banks for deposits, loans and trust accounts, and with savings and loan associations and credit unions for deposits and loans. In addition, Synovus and its banks and bank related subsidiaries compete with other financial institutions, including securities brokers and dealers, personal loan companies, insurance companies, finance companies, leasing companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other services.

         Transaction Processing. TSYS encounters vigorous competition in providing card processing services from several different sources. The national market in third party card processors is presently being provided by approximately seven vendors. TSYS believes that it is the second largest third party card processor in the United States. In addition, TSYS competes against software vendors which provide their products to institutions which process in-house. TSYS is presently encountering, and in the future anticipates continuing to encounter, substantial competition from card associations, data processing and card computer service firms and other such third party vendors located throughout the United States. In addition to processing cards for United States clients, TSYS also holds an approximately 37% market share of the Mexican card processing market and an approximately 25% market share of the Canadian card processing market.

         TSYS' major competitor in the card processing industry is First Data Resources, Inc., a wholly owned subsidiary of First Data Corporation, which is headquartered in Omaha, Nebraska, and provides card processing services, including authorization and data entry services. The principal methods of competition between TSYS and First Data Resources are price, quality, features and functionality, and reliability of service. Certain other subsidiaries of First Data Corporation also compete with TSYS. In addition, there are a number of other companies which have the necessary financial resources and the technological ability to develop or acquire products and, in the future, to provide services similar to those being offered by TSYS.

Selected Statistical Information

         The "Financial Review" Section, which is set forth on pages F-26 through F-47, and the "Summary of Quarterly Financial Data" Section which is set forth on page F-48 of Synovus' 1999 Annual Report to Shareholders, which includes the information encompassed within "Selected Statistical Information," are specifically incorporated herein by reference.

Item 2.  Properties

         Synovus and its subsidiaries own, in some cases subject to mortgages or other security interests, or lease all of the real property and/or buildings on which it is located. All of such buildings are in a good state of repair and are appropriately designed for the purposes for which they are used.

         See Note 6 and Note 10 of Notes to Consolidated Financial Statements on page F-14, and pages F-17 through F-19, of Synovus' 1999 Annual Report to Shareholders which are specifically incorporated herein by reference.

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

         TSYS owns a 110,000 square foot building on a 23-acre site in Columbus, Georgia, which accommodates current and future office space needs. TSYS also owns a 104,000 square foot building on an 18-acre site in Columbus which functions as a second data center.

         During 1997, TSYS entered into an operating lease for the purpose of financing its 540,000 square foot new campus-type facility on approximately 46 acres of land in downtown Columbus, Georgia. The campus facility serves as TSYS' corporate headquarters and houses administrative, client contact and programming team members. The campus facility consolidated most of TSYS' multiple Columbus locations. TSYS began moving personnel into the new campus facility in December 1998 and had completed the move of a substantial number of personnel to this facility at the end of the third quarter of 1999.

Item 3.  Legal Proceedings

         See Note 10 of Notes to Consolidated Financial Statements on pages F-17 through F-19 of Synovus' 1999 Annual Report to Shareholders which is specifically incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Shares of common stock of Synovus are traded on the New York Stock Exchange under the symbol "SNV." See "Capital Resources" and "Dividends" under the "Financial Review" Section which are set forth on pages F-44 and F-45 of Synovus' 1999 Annual Report to Shareholders which are specifically incorporated herein by reference.

         During 1999, Synovus issued shares of its common stock pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 to the former shareholders of Canterbury Trust Company, Inc., Wallace & de Mayo, Ready Bank of Fort Walton Beach Holding Company and Horizon Bancshares, Inc. in connection with Synovus' acquisition of such companies. See Note 1 of Notes to Consolidated Financial Statements on page F-10 and "Acquisitions" under the "Financial Review" Section which is set forth on page F-26 of Synovus' 1999 Annual Report to Shareholders which are specifically incorporated herein by reference.

Item 6.  Selected Financial Data

         The "Selected Financial Data" Section which is set forth on page F-25 of Synovus' 1999 Annual Report to Shareholders is specifically incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The "Financial Review" Section which is set forth on pages F-26 through F-47, and the "Summary of Quarterly Financial Data" Section which is set forth on page F-48 of Synovus' 1999 Annual Report to Shareholders, which include the information encompassed by "Management's Discussion and Analysis of Financial Condition and Results of Operations," are

specifically incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         See "Market Risk" under the "Financial Review" Section which is set forth on pages F-42 and F-43 of Synovus' 1999 Annual Report to Shareholders which is specifically incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The "Summary of Quarterly Financial Data" Section which is set forth on page F-48, and the "Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders' Equity, Consolidated Statements of Cash Flows, Summary of Significant Accounting Policies, Notes to Consolidated Financial Statements and Independent Auditors' Report" Sections which are set forth on pages F-2 through F-24 of Synovus' 1999 Annual Report to Shareholders are specifically incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

         The "ELECTION OF DIRECTORS" Section which is set forth on pages 3 through 5, the "EXECUTIVE OFFICERS" Section which is set forth on pages 7 and 8 and the "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE SECTION" which is set forth on pages 27 and 28 of Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 20, 2000 are specifically incorporated herein by reference.

Item 11.  Executive Compensation

         The "DIRECTORS' COMPENSATION" Section which is set forth on page 7, the `"EXECUTIVE COMPENSATION - Summary Compensation Table; Stock Option Exercises and Grants; and Employment Contracts and Change in Control Arrangements" Sections which are set forth on pages 15 through 18 and the "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" Section which is set forth on page 21 of Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 20, 2000 are specifically incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The "STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS" Section

which is set forth on pages 8 and 9, the "PRINCIPAL SHAREHOLDERS" Section which is set forth on pages 22 through 24, and the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - TSYS Common Stock Ownership of Directors and Management" Section which is set forth on pages 25 and 26 of Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 20, 2000 are specifically incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         The "TRANSACTIONS WITH MANAGEMENT" Section which is set forth on pages 21 and 22, the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - Beneficial Ownership of TSYS Common Stock by Columbus Bank" Section which is set forth on pages 24 and 25, the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - Interlocking Directorates of Synovus, Columbus Bank and TSYS" Section which is set forth on page 25, and the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - Transactions and Agreements Between Synovus, Columbus Bank, TSYS and Certain of Synovus' Subsidiaries" Section which is set forth on pages 26 and 27 of Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 20, 2000 are specifically incorporated herein by reference.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)  1.  Financial Statements

                  The following Consolidated Financial Statements of Synovus Financial Corp. and its subsidiaries are specifically incorporated by reference from pages F-2 through F-24 of Synovus' 1999 Annual Report to Shareholders, in response to
                  Item 8, Part II, Financial Statements and Supplementary Data.

                    Consolidated Balance Sheets - December 31, 1999 and 1998

                    Consolidated Statements of Income - Years Ended December 31, 1999, 1998 and 1997

                    Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 31, 1999, 1998 and 1997

                    Consolidated Statements of Cash Flows - Years Ended December 31, 1999, 1998 and 1997


                    Summary of Significant Accounting Policies - December 31, 1999, 1998 and 1997

                    Notes to Consolidated Financial Statements - December 31, 1999, 1998 and 1997

                    Independent Auditors' Report

              2.  Financial Statement Schedules

                  Financial Statement Schedules - None applicable because the required information has been incorporated in the Consolidated Financial Statements of Synovus Financial Corp. and its subsidiaries incorporated by reference herein.

              3.  Exhibits

                  Exhibit
                  Number       Description
                  --------     -----------------
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

                     3.2       Bylaws, as amended, of Synovus.

                     4.1 Form of Rights Agreement incorporated by reference to Exhibit 4.1 of Synovus' Registration Statement on Form 8-A dated April 28, 1999 filed with the Commission on April 28, 1999 pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

                     9.1 Voting Lease Agreement incorporated by reference to Exhibit 9.1 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the Commission on March 24, 1995.

       10.    EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

                     10.1 Employment Agreement of James D. Yancey with Synovus incorporated by reference to Exhibit 10.1 of Synovus' Registration Statement on Form S-1 filed with the Commission on December 18, 1990 (File No. 33-38244).

                     10.2 Incentive Bonus Plan of Synovus incorporated by reference to Exhibit 10.5 of Synovus' Registration Statement on Form S-1 filed with the Commission on December 18, 1990
                               (File No. 33-38244).

                     10.3      Director Stock Purchase Plan of Synovus.

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

                     10.21 Employment Agreement of James H. Blanchard incorporated by reference to Exhibit 10 of Synovus' Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed with the Commision on November 15, 1999.

                     10.22     Synovus Financial Corp. 2000 Long-Term Incentive
                               Plan.

                     13.1 Certain specified pages of Synovus' 1999 Annual Report to Shareholders which are specifically incorporated herein by reference.

                     20.1 Proxy Statement, for the Annual Meeting of Shareholders of Synovus to be held on April 20, 2000, certain specified pages of which are specifically incorporated herein by reference.

                     21.1      Subsidiaries of Synovus Financial Corp.

                     23.1      Independent Auditors' Consents.

                     24.1 Powers of Attorney contained on the signature pages of the 1999 Annual Report on Form 10-K.

                     27.1      Financial Data Schedule (for SEC use only).

                     99.1 Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 1999 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

                     99.2 Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 1999 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

         Synovus agrees to furnish the Commission, upon request, a copy of each instrument with respect to issues of long-term debt. The principal amount of any individual instrument, which has not been previously filed, does not exceed ten percent of the total assets of Synovus and its subsidiaries on a consolidated basis.

         (b)  Reports on Form 8-K

                  On January 12, 2000, Synovus filed a Form 8-K with the Commission in connection with the announcement of its earnings for the year ended December 31, 1999.

Filings\snv\10k.98



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SYNOVUS FINANCIAL CORP.
                                                     (Registrant)

March 22, 2000                              By:/s/James H. Blanchard
                                               ---------------------
                                                James H. Blanchard,
                                                Chairman of the Board and
                                                Principal Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James H. Blanchard, James D. Yancey and Richard E. Anthony, and each of them, his or her true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent(s), or their substitute(s), may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.


/s/William B. Turner                                        Date: March 22, 2000
--------------------------------------------
William B. Turner,
Director and Chairman of
the Executive Committee


/s/James H. Blanchard                                       Date: March 22, 2000
--------------------------------------------
James H. Blanchard,
Chairman of the Board and
Principal Executive Officer


/s/James D. Yancey                                          Date: March 22, 2000
--------------------------------------------
James D. Yancey,
President and Director


/s/Richard E. Anthony                                       Date: March 22, 2000
--------------------------------------------
Richard E. Anthony,
Vice Chairman of the Board


/s/Walter M. Deriso, Jr.                                    Date: March 22, 2000
--------------------------------------------
Walter M. Deriso, Jr.,
Vice Chairman of the Board


/s/Thomas J. Prescott                                       Date: March 22, 2000
--------------------------------------------
Thomas J. Prescott,
Executive Vice President, Treasurer,
Principal Accounting and Financial Officer


/s/Joe E. Beverly                                           Date: March 22, 2000
--------------------------------------------
Joe E. Beverly,
Director


/s/Richard Y. Bradley                                       Date: March 22, 2000
--------------------------------------------
Richard Y. Bradley,
Director


                                                            Date: March __, 2000
--------------------------------------------
C. Edward Floyd,
Director


/s/Gardiner W. Garrard, Jr.                                 Date: March 22, 2000
--------------------------------------------
Gardiner W. Garrard, Jr.,
Director


/s/V. Nathaniel Hansford                                    Date: March 22, 2000
--------------------------------------------
V. Nathaniel Hansford,
Director


/s/John P. Illges, III                                      Date: March 22, 2000
--------------------------------------------
John P. Illges, III,
Director


/s/Mason H. Lampton                                         Date: March 22, 2000
--------------------------------------------
Mason H. Lampton,
Director


/s/Elizabeth C. Ogie                                        Date: March 22, 2000
--------------------------------------------
Elizabeth C. Ogie,
Director


/s/H. Lynn Page                                             Date: March 22, 2000
--------------------------------------------
H. Lynn Page,
Director


                                                            Date: March __, 2000
--------------------------------------------
Robert V. Royall, Jr.,
Director


/s/Melvin T. Stith                                          Date: March 22, 2000
--------------------------------------------
Melvin T. Stith,
Director