Form 10-K/A
period 1999-12-31
SYNOVUS FINANCIAL CORP
filed 2000-03-29
CIK 18349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K/A
                                  Amendment No. 1
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 1999 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from___________ to__________


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

         The undersigned registrant hereby amends Item 1 of its Annual Report on Form 10-K for the year ended December 31, 1999 by revising the fourth paragraph under the heading "Supervision, Regulation and Other Factors-Recent Legislation" Section.

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

         On March 29, 2000, Synovus filed a declaration with the Board to become a financial holding company. It is anticipated that the declaration will become effective on May 1, 2000, although there are no assurances that such will be the case.

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

Filings\snv\10k-a.98




                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SYNOVUS FINANCIAL CORP.
                                                    (Registrant)

March 29, 2000                                 By:/s/James H. Blanchard
                                                  ---------------------
                                                  James H. Blanchard,
                                                  Chairman of the Board and
                                                  Principal Executive Officer