Form 10-K/A
period 1999-12-31
SYNOVUS FINANCIAL CORP
filed 2000-04-28
CIK 18349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                 Amendment No. 2
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 1999 or
                                           ----
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_____ to_______

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

                  YES    X                             NO___________
                     -----------

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

         The undersigned registrant hereby amends Item 14 of its Annual Report on Form 10-K for the year ended December 31, 1999 by adding Exhibit 99.1, the Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 1999, and by adding Exhibit 99.2, the Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 1999, as set forth below and in the attached exhibits.

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

                  3.    Exhibits

                        Exhibit
                        Number       Description
                        -------    --------------
                        3.1 Articles of Incorporation, as amended, of Synovus Financial Corp. ("Synovus") incorporated by
                                 reference   to   Exhibit   4(a)   of
                                 Synovus'  Registration  Statement on
                                 Form S- 8 filed with the  Securities
                                 and Exchange  Commission on July 23,
                                 1990 (File No. 33-35926).

                        3.2      Bylaws, as amended, of Synovus.

                        4.1      Form of Rights Agreement
                                 incorporated by reference to Exhibit
                                 4.1 of Synovus' Registration
                                 Statement on Form 8- A dated April
                                 28, 1999 filed with the Commission
                                 on April 28, 1999 pursuant to
                                 Section 12 of the Securities
                                 Exchange Act of 1934, as amended.

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

                        27.1      Financial Data Schedule (for SEC use only).

                        99.1 Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 1999.

                        99.2 Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 1999.

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

Filings\snv\11k-a.wpd

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SYNOVUS FINANCIAL CORP.
                                                        (Registrant)

April 27, 2000                                 By:/s/James H. Blanchard
                                                  ---------------------
                                                  James H. Blanchard,
                                                  Chairman of the Board and
                                                  Principal Executive Officer

                                INDEX TO EXHIBITS
                                                                    Sequentially
Exhibit                                                                 Numbered
Number     Description                                                      Page

23.1       Auditors' Consents

99.1       Annual Report on Form 11-K for the Synovus
           Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 1999.

99.2       Annual Report on Form 11-K for the Synovus
           Financial Corp. Director Stock Purchase Plan for the year ended December 31, 1999.