Form 10-Q
period 2000-03-31
SYNOVUS FINANCIAL CORP
filed 2000-05-15
CIK 18349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For the Quarterly Period Ended March 31, 2000
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

                   YES    X      NO


       At April 30, 2000, 282,384,852 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.


                            SYNOVUS FINANCIAL CORP.

                                     INDEX

                                                                            Page
Part I. Financial Information                                             Number

        Item 1. Financial Statements

                Consolidated Balance Sheets (unaudited)
                March 31, 2000 and December 31, 1999                        3

                Consolidated Statements of Income (unaudited)
                Three Months Ended March 31, 2000 and 1999                  4

                Consolidated Statements of Cash Flows (unaudited)
                Three Months Ended March 31, 2000 and 1999

                Notes to Consolidated Financial Statements (unaudited)      6

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         9

        Item 3. Quantitative and Qualitative Disclosures About
                Market Risk                                                17

Part II.        Other Information

        Item 6. (a)   Exhibits                                             18

                (b)   Report on Form 8-K                                   18

Signature Page                                                             19

Exhibit Index                                                              20


                (11)   Statement re Computation of Per Share Earnings      21

                (27)   Financial Data Schedule (for SEC purposes only, not
                                  enclosed herewith)

                         PART I. FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                            SYNOVUS FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                March 31,         December 31,
(In thousands, except share and per share data)                    2000              1999
ASSETS
Cash and due from banks                                       $   434,739            466,543
Interest earning deposits with banks                                1,096              1,928
Federal funds sold                                                141,538             92,093
Mortgage loans held for sale                                      105,525             83,145
Investment securities available for sale                        1,738,905          1,716,678
Investment securities held to maturity                            282,966            277,279

Loans                                                           9,504,460          9,077,516
   Less unearned income                                           (11,881)            (9,277)
   Less reserve for loan losses                                  (134,035)          (127,558)
---------------------------------------------------------------------------------------------
      Loans, net                                                9,358,544          8,940,681
---------------------------------------------------------------------------------------------
Premises and equipment, net                                       435,199            437,309
Other assets                                                      549,728            531,345
---------------------------------------------------------------------------------------------
      Total assets                                            $ 13,048,240        12,547,001
=============================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Non-interest bearing                                       $ 1,637,516          1,625,313
   Interest bearing                                             8,052,720          7,814,774
---------------------------------------------------------------------------------------------
      Total deposits                                            9,690,236          9,440,087
Federal funds purchased and securities sold under agreement
     to repurchase                                              1,387,081          1,261,391
Long-term debt                                                    421,469            318,620
Other liabilities                                                 225,417            235,949
---------------------------------------------------------------------------------------------
      Total liabilities                                         11,724,203        11,256,047
---------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiary                       67,408             64,285
Shareholders' equity:
   Common  stock  - $1.00 par value; Authorized 600,000,000
      shares; issued 282,457,748 in 2000 and 279,536,185
      in 1999; outstanding 282,282,485 in 2000 and
      279,268,328 in 1999                                         282,458            282,189
   Surplus                                                         80,385             79,190
   Less treasury stock - 175,264 shares in 2000 and 1999           (1,285)            (1,285)
   Less unamortized restricted stock                               (1,192)            (1,293)
   Accumulated other comprehensive loss                           (32,119)           (30,134)
   Retained earnings                                              928,382            898,002
---------------------------------------------------------------------------------------------
      Total shareholders' equity                                1,256,629          1,226,669
---------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity              $ 13,048,240        12,547,001
=============================================================================================

See accompanying notes to consolidated financial statements.

                            SYNOVUS FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                            Three Months Ended
                                                March 31,
                                          ---------------------
(In thousands, except per share data)         2000        1999
                                          ----------------------
Interest income:
   Loans, including fees                  $  216,099     175,244
   Investment securities:
      U.S. Treasury and U.S. Government
        agencies                              20,905      19,458
      Mortgage-backed securities               7,300       6,200
      State and municipal                      2,361       2,143
      Other investments                          823         689
   Mortgage loans held for sale                1,526       2,477
   Federal funds sold                          1,231         599
   Interest earning deposits with banks           24          21
-----------------------------------------------------------------
      Total interest income                  250,269     206,831
-----------------------------------------------------------------
Interest expense:
   Deposits                                   88,620      76,941
   Federal funds purchased and securities
      sold under agreement to repurchase      18,803       7,398
   Long-term debt                              5,877       2,029
-----------------------------------------------------------------
      Total interest expense                 113,300      86,368
-----------------------------------------------------------------
      Net interest income                    136,969     120,463
Provision for losses on loans                 10,911       7,215
-----------------------------------------------------------------
      Net interest income after provision
         for losses on loans                 126,058     113,248
-----------------------------------------------------------------
Non-interest income:
   Data processing services                  133,945     104,660
   Service charges on deposit accounts        17,803      16,752
   Fees for trust services                     5,759       5,250
   Credit card fees                            3,918       3,152
   Securities gains (losses), net                 (1)        447
   Other operating income                     39,192      34,632
-----------------------------------------------------------------
      Total non-interest income              200,616     164,893
-----------------------------------------------------------------
Non-interest expense:
   Salaries and other personnel expense      123,885     108,225
   Net occupancy and equipment expense        53,799      45,938
   Other operating expenses                   49,192      43,606
-----------------------------------------------------------------
      Total non-interest expense             226,876     197,769
-----------------------------------------------------------------

   Minority interest in subsidiary's net
       income                                  3,961       2,490

      Income before income taxes              95,837      77,882
   Income tax expense                         34,445      27,149
-----------------------------------------------------------------
      Net income                          $   61,392      50,733
=================================================================
Net income per share:
   Basic                                  $     0.22        0.18
=================================================================
   Diluted                                      0.22        0.18
=================================================================
Weighted average shares outstanding:
   Basic                                     282,163     278,930
=================================================================
   Diluted                                   284,951     282,723
=================================================================
Dividends declared per share              $     0.11        0.09
=================================================================

See accompanying notes to consolidated financial statements.

                            SYNOVUS FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 Three Months Ended
                                                                       March 31,
                                                                 ---------------------
(In thousands)                                                    2000          1999
                                                                 ---------------------
Operating Activities
   Net Income                                                   $61,392         50,733
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for losses on loans                           10,911          7,215
         Depreciation, amortization, and accretion, net          19,037         16,471
         Deferred income tax expense (benefit)                    1,448           (583)
         (Increase) decrease in interest receivable              (3,887)           158
         (Decrease) increase in interest payable                 (1,447)         4,165
         Minority interest in subsidiary's net income             3,961          2,490
         (Increase) decrease in mortgage loans held for sale    (22,380)        48,319
         Other, net                                             (30,680)        15,027
--------------------------------------------------------------------------------------
              Net cash provided by operating activities          38,355        143,995
--------------------------------------------------------------------------------------
Investing Activities
   Cash acquired from acquisition                                  -             2,061
   Net decrease in interest earning deposits with banks             832            334
   Net (increase) decrease in federal funds sold                (49,445)        27,727
   Proceeds from maturities and principal collections of
      investment securities available for sale                   54,263        165,539
   Proceeds from sales of investment securities available
      for sale                                                      576         16,374
   Purchases of investment securities available for sale        (80,348)      (257,210)
   Proceeds from maturities and principal collections of
      investment securities held to maturity                     12,527         14,997
   Purchases of investment securities held to maturity          (18,223)        (6,876)
   Net increase in loans                                       (462,221)      (231,098)
   Purchases of premises and equipment                          (16,925)       (26,269)
   Proceeds from disposals of premises and equipment                358          1,618
   Net cash paid on sale of branches                            (41,835)           -
   Proceeds from sales of other real estate                       2,996          1,740
   Additions to contract acquisition costs                          -           (1,903)
   Additions to computer software                                (4,527)       (10,163)
--------------------------------------------------------------------------------------
              Net cash used in investing activities            (601,972)      (303,129)
--------------------------------------------------------------------------------------
Financing Activities
   Net increase (decrease) in demand and savings depos          198,873        (84,839)
   Net increase in certificates of deposit                      128,003          2,271
   Net increase in federal funds purchased and securities
      sold under agreement to repurchase                        125,690        176,629
   Principal repayments on long-term debt                          (136)          (581)
   Proceeds from issuance of long-term debt                     102,985          9,900
   Dividends paid to shareholders                               (25,394)       (20,441)
   Proceeds from issuance of common stock                         1,792          2,436
--------------------------------------------------------------------------------------
              Net cash provided by financing activities         531,813        85,375
--------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                (31,804)       (73,759)
Cash and cash equivalents at beginning of period                466,543        398,073
--------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $434,739        324,314
======================================================================================

See accompanying notes to consolidated financial statements


                            SYNOVUS FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments consisting of normally occurring accruals which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Synovus Financial Corp. (Synovus) consolidated financial statements and related notes appearing in Synovus' 1999 annual report previously filed on Form 10-K.

Note B - Supplemental Cash Flow Information

For the three months ended March 31, 2000 and 1999, Synovus paid income taxes (net of refunds received) of $11.3 million and $(2.2) million, and interest of $114.7 million and $82.2 million, respectively.

Noncash investing activities consisted of loans of approximately $2.9 million and $1.7 million, which were foreclosed and transferred to other real estate during the three months ended March 31, 2000 and 1999, respectively.

Note C - Comprehensive Income

Other comprehensive income (loss) for Synovus consists of unrealized gains (losses) on securities available for sale and foreign currency translation adjustments. Comprehensive income consists of net income plus other comprehensive income (loss). Comprehensive income for the three months ended March 31, 2000 and 1999 was $59.4 million and $43.6 million, respectively.

Note D - Business Combinations

On March 6, 2000, Synovus announced an agreement to acquire ProCard, Inc.(r)(ProCard), a leading provider of software and Internet tools designed to assist organizations with the management of purchasing, travel and fleet card programs. ProCard stockholders will receive shares of Synovus stock with an aggregate market value of $30 million with the actual number of shares to be issued to be based upon the average closing price, as defined in the merger agreement. This transaction will be accounted for as a pooling of interests, except that the financial information preceding the date of acquisition will not be restated to include the financial position and results of operations of the acquired entity since the effect is not material. The acquisition is expected to be completed in the second quarter.

Note E - Operating Segments

Synovus has two reportable segments: banking operations and transaction processing services. The banking operations segment is predominately involved in commercial banking activities and also provides retail banking, trust, mortgage, insurance, and brokerage services. The transaction processing segment consists primarily of operations at Total System Services, Inc. (TSYS), which is primarily credit, debit, commercial and private label card processing. The transaction processing services segment also includes related services to banks and other card issuing institutions as well as the debt collection and bankruptcy management operations at TSYS Total Debt Management, Inc. (TDM). All inter-segment services provided are charged at the same rates as those charged to unaffiliated customers. Such services are included in the revenues and net income of the respective segments and are eliminated to arrive at consolidated totals.

Segment information as of and for the three months ended March 31, 2000 and 1999 is presented below:

Three months ended March 31, 2000 and 1999

                                                                 Transaction
                                                  Banking         Processing
(In thousands)                                  Operations         Services(c)           Eliminations        Consolidated
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Interest income and non-             2000             $301,417          152,183              (2,715)  (a)          $450,885
Interest income                      1999              250,746          122,378              (1,400)  (a)           371,724
---------------------------------------------                  -------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Income before taxes                  2000               64,543           35,255              (3,961)  (b)            95,837
                                     1999               57,284           23,088              (2,490)  (b)            77,882
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Income tax expense                   2000               23,690           10,755                                      34,445
                                                                                                   -
                                     1999               20,767            6,382                                      27,149
                                                                                                   -
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Net Income                           2000               40,853           24,500              (3,961)  (b)            61,392
                                     1999               36,517           16,706              (2,490)  (b)            50,733
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Total Assets                         2000           12,638,896          472,582             (63,238)  (d)        13,048,240
                                     1999           10,574,461          377,225              (9,125)  (d)        10,942,561

(a) Principally computerized data processing service revenues provided to the banking segment.
(b)  Minority interest in TSYS.
(c) Includes equity in income of joint ventures, which is included in other operating income.
(d)  Primarily TSYS' cash deposits with the banking operations segment.

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

On November 10, 1998, a class action complaint was filed against NationsBank of Delaware, N.A., in the United States District Court for the Southern District of Mississippi. On March 23, 1999, the named plaintiff amended the complaint and named TSYS and certain credit bureaus as defendants in the case. The named plaintiff alleges, among other things, that the defendants failed to report properly the credit standing of each member of the putative class. The named plaintiff has defined the class as all persons and entities within the United States who obtained credit cards from NationsBank and whose accounts were purchased by or transferred to U.S. BankCard and whose accounts were reported to credit bureaus or credit agencies incorrectly in August 1998. The amended complaint alleges negligence, violation of the Fair Credit Reporting Act, breach of the duty of good faith and fair dealing, and seeks declaratory relief, injunctive relief, and the imposition of punitive damages. This lawsuit seeks unspecified damages. Though settlement negotiations have occurred, these negotiations have to date not resulted in a definitive settlement agreement among the parties. TSYS is not in a position to determine its possible exposure, if any, as a result of this litigation.

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

Note H - Other

Certain amounts in 1999 have been reclassified to conform to the presentation adopted in 2000.



                        ITEM 2 - MANAGEMENT'S DISCUSSION
                      AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Summary

Net income for the three months ended March 31, 2000 was $61.4 million, up 21.0% from the same period a year ago. Revenues (excluding securities gains and losses) increased 18.5% over the same period in 1999. Diluted net income per share increased to $.22 for the first three months of 2000 as compared to $.18 for the same period in 1999. Return on average assets was 1.95% and return on average equity was 19.75% for the three months ended March 31, 2000 up from 1.91% and 18.10%, respectively, for the first three months of 1999.

Acquisitions

On March 6, 2000, Synovus announced an agreement to acquire ProCard, Inc.(r)(ProCard), a leading provider of software and Internet tools designed to assist organizations with the management of purchasing, travel and fleet card programs. ProCard stockholders will receive shares of Synovus stock with an aggregate market value of $30 million with the actual number of shares to be issued to be based upon the average closing price, as defined in the merger agreement. This transaction will be accounted for as a pooling of interests, except that the financial information preceding the date of acquisition will not be restated to include the financial position and results of operations of the acquired entity since the effect is not material. The acquisition is expected to be completed in the second quarter.

Balance Sheet

During the first three months of 2000, total assets increased $501.2 million, resulting primarily from strong net loan growth of $417.9 million or 18.7% annualized. Providing the necessary funding for the balance sheet growth during the first three months of 2000, Synovus' deposit base grew $250.1 million, federal funds purchased and securities sold under agreement to repurchase increased $125.7 million, long-term debt consisting primarily of FHLB advances increased $102.8 million and shareholders' equity increased $30.0 million.

Asset Quality

As measured by asset quality indicators, Synovus' asset quality remains strong. During the first three months of 2000, nonperforming loans (consisting of nonaccrual and restructured loans) and loans past due greater than ninety days and still accruing increased $5.0 million. Synovus' nonperforming assets ratio was .45% as of March 31, 2000, compared to .38% at December 31, 1999, remaining in the low range it has been in for the last two years. Annualized net charge-offs to average loans for the three months ended March 31, 2000 were .19% compared to .34% during the first three months of 1999.

Loans 90 days past due and still accruing at March 31, 2000, were $15.6 million, or .16% of total loans, down from $16.9 million, or .19% of total loans at December 31, 1999, which is a decrease of $1.3 million, or 7.7%. Management believes that the value of the underlying collateral securing these commercial and consumer loans is generally sufficient to cover the principal and interest on these loans and management does not expect a material increase in nonperforming assets in future periods as a result of the resolution of these delinquencies. The reserve for loan losses was $134.0 million, or 1.41% of net loans, at March 31, 2000 compared to $127.6 million, or 1.41% of net loans, at December 31, 1999. For the three months ended March 31, 2000, the provision for losses on loans was 2.46x net charge-offs compared to 1.12x for the three months ended March 31, 1999. The higher provision expense was due to the large increase in loan volume, somewhat offset by continued strong asset quality.



                                                                             March 31,                December 31,
(In thousands)                                                                  2000                      1999
--------------                                                      -------------------       -------------------
Nonperforming loans                                                 $            34,170                    27,924
Other real estate                                                                 8,803                     6,718
                                                                         -------------------       -------------------
Non-performing assets                                               $            42,973                    34,642
                                                                         ===================       ===================
Loans 90 days past due and still accruing                           $            15,621                    16,878
                                                                         ===================       ===================
Reserve for loan losses                                             $           134,035                   127,558
                                                                         ===================       ===================
Reserve for loan losses as a % of loans                                            1.41%                     1.41
                                                                         ===================       ===================
As a % of loans and other real estate:
Nonperforming loans                                                                0.36%                     0.31

Other real estate                                                                  0.09                      0.07
                                                                         -------------------       -------------------
Non-performing assets                                                              0.45%                     0.38
                                                                         ===================       ===================
Reserve to nonperforming loans                                                   392.27%                   456.80
                                                                         ===================       ===================

Capital Resources and Liquidity

Synovus continues to maintain its capital at levels that exceed the minimum regulatory guidelines. Additionally, based on internal calculations and previous regulatory exams, each of Synovus' subsidiary banks is currently in compliance with regulatory capital guidelines. Synovus' total risk-based capital was $1.454 billion at March 31, 2000, compared to $1.411 billion at December 31, 1999. The ratio of total risk-based capital to risk-weighted assets was 13.40% at March 31, 2000 compared to 13.77% at December 31, 1999. The leverage ratio at the end of the first quarter of 2000 was 10.40% compared to 10.52% at the end of 1999. The equity-to-assets ratio was 9.63% at March 31, 2000 compared to 9.78% at year-end 1999.

Internal capital generation continues to support asset growth, as reflected in the first quarter 2000 equity-to-assets ratio exclusive of net unrealized gains (losses) on investment securities available for sale of 10.00%, compared to 10.13% at year-end 1999.

Synovus' liquidity position decreased moderately to 27.40% at March 31, 2000, compared to 29.46% at December 31, 1999, due to the majority of earning asset growth being in loans. Additionally, the maturity mix of investment securities and loans has not changed significantly during the first three months of 2000.

During the three months ended March 31, 2000, on an annualized basis, net loans increased by 18.7% while deposits increased by 10.6%. Due to the continued strong loan growth, our funding mix has continued to change during 2000, compared to the funding mix we had at December 31, 1999. Accordingly, long-term debt (primarily in the form of Federal Home Loan Bank advances) and short-term fundings (consisting mostly of federal funds purchased) increased by a total of $228.5 million when compared to December 31, 1999.

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

Additionally, Synovus subsidiary banks have access to overnight federal funds lines with various financial institutions, which total approximately $1.9 billion, that can be drawn upon for short-term liquidity needs. Synovus also has access to a $35 million line of credit.

During the third quarter of 1999, TSYS officially opened the first phase of its Riverfront Campus and essentially completed moving the majority of its downtown employees to the facility. TSYS is leasing the Riverfront Campus under an operating lease. The lease provides for a residual value guarantee of up to $81.4 million, and includes purchase options at the original cost of the property. Real estate taxes, insurance, maintenance and operating expenses applicable to the leased property are obligations of TSYS. TSYS did not renew several leases at the end of September and sold two of its vacated buildings.

In the fourth quarter of 1999, TSYS made a payment representing a contract acquisition investment of $10.0 million to a prospective client. Subsequently, the prospective client announced its intention to exit the credit card business through a sale of its accounts in 2000. Under the terms of the arrangement, the prospective client agreed to repay the $10.0 million in the event a processing agreement is not executed by July 1, 2000.

The consolidated statements of cash flows detail Synovus' cash flows from operating, investing, and financing activities. Operating activities provided net cash of $38.4 million during the first three months of 2000, while $531.8 million was provided by financing activities. Investing activities utilized $602.0 million of this amount, resulting in a decrease in cash and cash equivalents of $31.8 million.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the first three months of 2000 were $12.7 billion, up 17.5% over the first three months of 1999. Average earning assets were up 17.7% in the first three months of 2000 over the same period a year ago and represented 90.6% of average total assets. When compared to the same period last year, average deposits increased $817.6 million, average shareholders' equity increased $113.4 million, and average federal funds purchased and securities sold under agreement to repurchase increased $671.7 million. This growth provided the funding for the $1.6 billion growth in average net loans, the $169.7 million increase in average investment securities and the $26.8 million increase in average federal funds sold.

Net interest income was $137.0 million for the three months ended March 31, 2000, up $16.5 million, or 13.7% over the $120.5 million reported in the three months ended March 31, 1999. Net interest income, on a tax-equivalent basis, for the first three months of 2000 increased $16.6 million, or 13.6%, over the same period in 1999.

The year-to-date net interest margin was 4.90%, down twenty basis points from the same period last year. This decrease resulted from an eighteen basis point increase in the yield on earning assets, which was offset by a thirty-eight basis point increase in the effective cost of funds. The increased yield on earning assets was due to higher yields on investment securities and loans. The increased loan yields were primarily due to a 94 basis point increase in the average prime rate from the first three months of 1999 compared to the first three months of 2000. The increased effective cost of funds was due to higher average rates paid on interest-bearing funding. Funding pressure from very strong loan growth has required that we increase the utilization of purchased funds, primarily federal funds, FHLB advances, and wholesale certificates of deposit. While continued strong loan growth could extend this pressure, we believe that our continued focus on growing core deposits will help this trend.

The tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% federal income tax rate.


                                                                         Three Months Ended
                                                                             March 31,
                                                                -------------------------------------
(In thousands)                                                        2000                1999
--------------                                                -----------------   -----------------
Interest income                                              $           250,269             206,831
Taxable-equivalent adjustment                                              1,490               1,392
                                                                -----------------   -----------------
Interest income, taxable-equivalent                                      251,759             208,223
Interest expense                                                         113,300              86,368
                                                                -----------------   -----------------
Net interest income, taxable-equivalent                      $           138,459             121,855
                                                                =================   =================


Non-Interest Income

Total non-interest income during the first three months of 2000 increased $35.7 million, or 21.7%, over the same period in 1999. This increase in non-interest income resulted primarily from higher transaction processing revenues, which increased $29.3 million, or 28.0%, during the three months ended March 31, 2000, over the same period in 1999. For the year-to-date, banking operations' non-interest income increased 14.6% or $6.4 million compared to the same period a year ago. The growth in fee income was led by service charges on deposits (up $1.1 million or 6.3%), credit card fees (up $.8 million or 24.3%), brokerage (up $.7 million or 18.7%, a component of which are retail brokerage revenues which increased by approximately 30%), and trust services (up $.5 million or 10.0%). Additionally, other operating income included a $6.6 million gain from the sale of five bank branches in the first quarter of 2000 and a $2.0 million gain from the sale of a corporate investment in the first quarter of 1999.

Transaction processing services revenue is derived principally from the servicing of individual bankcard accounts for the card-issuing customers of TSYS. TSYS' revenues from bankcard data processing services increased $26.9 million, or 28.0%, for the three months ended March 31, 2000 compared to the same period in 1999. Increased revenues from bankcard data processing services are attributable to the growth in the card portfolios of existing customers, as well as cardholder accounts of new customers. Increases in the volumes of authorizations and transactions associated with the additional cardholder accounts also contributed to the increased revenues. Processing contracts with large customers, representing a significant portion of TSYS' total revenues, generally provide for discounts on certain services based on the size and activity of customers' portfolios. As a result, bankcard data processing revenues and the related margins are influenced by the customer mix relative to the size of customer bankcard portfolios, as well as the number of individual cardholder accounts processed for each customer.

Average cardholder accounts on file for the three months ended March 31, 2000, were 209.4 million, which was an increase of approximately 59.8% over the average of 131.0 million for the same period in 1999. Cardholder accounts on file at March 31, 2000, were 209.5 million, a 36.4% increase over the 153.6 million accounts on file at March 31, 1999. The increase in cardholder accounts on file from March 1999 to March 2000 included net internal growth of existing customers of 5.1 million cardholder accounts and approximately 50.8 million accounts of new customers.

A significant amount of TSYS' revenues is derived from long-term contracts with large customers, including certain major customers. For the three months ended March 31, 2000, four major customers accounted for approximately 48% of total revenues, compared to 44% for the three months ended March 31, 1999. The loss of one of TSYS' major customers, or other significant customers, could have a material adverse effect on TSYS' financial condition and results of operations.

Near the end of the first quarter of 1998, AT&T, a major customer of TSYS, completed the sale of its Universal Card Services (UCS) to CITIBANK, now a part of Citigroup after CITIBANK's merger with Travelers Group, Inc. On February 26, 1999, CITIBANK notified TSYS of its decision to terminate UCS' processing agreement with TSYS for consumer credit card accounts at the end of its original term on August 1, 2000. The deconversion of the consumer credit accounts occurred during May 2000; however, TSYS will continue to receive contractually obligated minimum processing fees from UCS until August 1, 2000. TSYS' management believes that CITIBANK will not be a major customer for the year 2000. TSYS' management further believes that the loss of revenues from UCS for the months of August through December 2000, combined with decreased expenses from the reduction in hardware and software and the redeployment of personnel, should not have a material adverse effect on TSYS' financial condition or results of operations for the year ending December 31, 2000.

In March 2000, TSYS announced its intention to launch a new wholly owned subsidiary, DotsConnect.com, Inc. (DotsConnect), to focus exclusively on the electronic payments (e-payments) market. DotsConnect will deliver premier e-payments software that allows buyers and sellers to conduct commerce electronically. The business of DotsConnect will focus on four areas: business-to-consumer financial services applications, Web hosting, business-to-business financial services applications, and electronic bill presentment and payment. DotsConnect will be headquartered in Columbus, Georgia, with an office in Atlanta, Georgia. DotsConnect commenced operations on May 1, 2000, with approximately 30 team members comprising the initial DotsConnect team.

Non-Interest Expense

Total non-interest expense for the three months ended March 31, 2000, increased $29.1 million, or 14.7%, over the same period in 1999. Management analyzes non-interest expense in two separate components: banking operations and transaction processing services. The following table summarizes this data for the first three months of 2000 and 1999.


                                                               2000                                 1999
                                                 ---------------------------------    ---------------------------------
                                                                    Transaction                         Transaction
                                                                    Processing                           Processing
(In thousands)                                      Banking          Services            Banking          Services
--------------                                   ---------------  ----------------    --------------  -----------------
Salaries and other personnel expenses       $            64,570            59,315            57,811             50,414
Net occupancy and equipment expense                      14,594            39,205            13,003             32,935
Other operating expenses                                 25,866            23,326            25,086             18,520

                                                 ---------------  ----------------    --------------  -----------------

Total non-interest expense                  $           105,030           121,846            95,900            101,869

                                                 ===============  ================    ==============  =================


Banking operations' non-interest expense increased $9.1 million or 9.5% for the three months ended March 31, 2000, compared to the same period in 1999. Salaries and other personnel expenses, the largest component of non-interest expense, increased $6.8 million or 11.7%. This increase is due to annual salary adjustments as well as higher compensation accruals primarily due to incentive targets being achieved earlier in 2000. The number of full-time equivalent employees at March 31, 2000 was 5,173 a minimal increasefrom 5,144 a year ago, a trend that has been tempered by our continued efforts in expense control management. Net occupancy and equipment expense increased $1.6 million or 12.2% due primarily to increased depreciation on computer equipment that was added as a result of the conversion to a new core processing system as well as increased service contract expenses on this equipment. The banking operations' efficiency ratio was 56.9% in the first quarter of 2000, compared to 58.9% a year ago.

Approximately 97% of total transaction processing services non-interest expense relates to TSYS, with the remainder related to TDM. The following paragraphs provide an analysis of the non-interest expense components at TSYS. Non-interest expense related to TSYS increased 20.5% or $20.1 million for the three months ended March 31, 2000, compared to the same period in 1999. Employment expenses increased 17.4% for the three months ended March 31, 2000, compared to the same period in 1999. The increase in employment expenses is due to growth in the number of employees and normal salary increases and related benefits. This change was offset by $3.0 million invested in software development costs for the three months ended March 31, 2000. The majority of the software development costs were related to the development of a commercial card system for TS2 which began in May 1998 and is expected to be substantially completed in 2000. The average number of employees in the first quarter of 2000 increased to 4,336, a 10.8% increase over the 3,915 in the same period of 1999.

Net occupancy and equipment expense at TSYS increased 19.2% for the three months ended March 31, 2000, over the same period in 1999. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, increased 19.5% to $19.9 million in the first quarter of 2000, compared to $16.6 million in the same period of 1999. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved to a large extent through operating leases. During 1999 and the first three months of 2000, TSYS made investments in computer software licenses and hardware to accommodate increased volumes due to the expected growth in the number of accounts associated with new and existing customers.

Other operating expenses at TSYS increased 31.9% for the three months ended March 31, 2000, compared to the same period in 1999. The growth in other operating expenses for 2000 is primarily due to increased business development costs associated with exploring new business opportunities, both domestically and internationally; the establishment of a new international office in London; increased transaction processing expenses associated with the increase in the volume of accounts processed, and amortization of increased contract acquisition costs. The conversions of Sears, Royal Bank, and Canadian Tire Acceptance Limited, begun in March 1999 and completed early in the second quarter of 1999, contributed to the increase in amortization of contract acquisition costs.

Income Tax Expense

Income tax expense for the three months ended March 31, 2000, was $34.4 million compared to $27.1 million for the same period a year ago. The effective tax rate for the first quarter of 2000 was 35.9% compared to 34.9% in the same quarter of 1999.

Year 2000 Readiness Disclosure

Many computer programs were written with a two-digit date field. If these programs were not made Year 2000 compliant, they would not be able to correctly process date information for the year 2000 and beyond. Remediation efforts went beyond Synovus' internal computer systems and required coordination with customers, vendors, government entities and other third parties to assure that their systems and related interfaces were compliant. Failure to achieve timely remediation of Synovus' critical programs and computer systems for the Year 2000 would have had a material adverse effect on the Company's financial condition and results of operations.

Synovus experienced a smooth transition in passing the century date changeover. Synovus did not experience any significant internal or external issues concerning Year 2000, and all Synovus companies, systems, facilities and clients processed, and have continued to process, without incident since the date changeover. Synovus will continue to monitor Year 2000 issues by overseeing critical tasks during the year 2000. Heightened coverage of year-end 2000 processing is planned, and Synvous intends to maintain its reporting methods to evaluate any problems.

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

                           ITEM 3 - QUANTITATIVE AND
                         QUALITATIVE DISCLOSURES ABOUT
                                  MARKET RISK

Quantitative and qualitative disclosures about market risk were included in the 1999 annual report, which was incorporated by reference in Synovus' 1999 Form 10-K. There have been no significant changes in the contractual balances and the estimated fair value of Synovus' on-balance sheet financial instruments, the notional amount and estimated fair value of the company's off-balance sheet derivative financial instruments, or weighted-average interest rates.




ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

(a) Exhibits

    (11)  Statement re Computation of Per Share Earnings

    (27)  Financial Data Schedule (for SEC purposes only, not enclosed herewith)

(b) Report on Form 8-K

    The following report on Form 8-K was filed during the first quarter of 2000.

(1) The report filed on January 12, 2000, included the following event:

On January 12, 2000, Synovus Financial Corp. ("Registrant") announced earnings for the year ended December 31, 1999.

































                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SYNOVUS FINANCIAL CORP.


Date:  May 12, 2000             BY: /s/ Thomas J. Prescott
                                   ------------------------------------
                                   Thomas J. Prescott
                                   Executive Vice President and
                                   Chief Financial Officer

                               INDEX TO EXHIBITS


                                                                 Sequentially
Exhibit Number         Description                               Numbered Page


    11                 Statement re Computation of                22
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


                                                 SYNOVUS FINANCIAL CORP.


Date:  May 12, 2000                             BY:________________________

                                                   Thomas J. Prescott
                                                   Executive Vice President and
                                                   Chief Financial Officer