Form 10-Q
period 2000-06-30
SYNOVUS FINANCIAL CORP
filed 2000-08-14
CIK 18349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For the Quarterly Period Ended June 30, 2000
                         Commission File Number 1-10312


                             SYNOVUS FINANCIAL CORP.
                             -----------------------
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

                   YES    X      NO


       At July 31, 2000, 284,099,622 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.



                             SYNOVUS FINANCIAL CORP.

                                      INDEX

                                                                                               Page
Part I.           Financial Information                                                       Number
                                                                                              ------
     Item 1.      Financial Statements

                  Consolidated Balance Sheets (unaudited)
                  June 30, 2000 and December 31, 1999                                           3

                  Consolidated Statements of Income (unaudited)
                  Six and Three Months Ended June 30, 2000 and 1999                             4

                  Consolidated Statements of Cash Flows (unaudited)                             5
                  Six Months Ended June 30, 2000 and 1999

                  Notes to Consolidated Financial Statements (unaudited)                        6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          10

     Item 3.       Quantitative and Qualitative Disclosures About Market Risk                  18

Part II.          Other Information

     Item 4.      Submission of Matters to a Vote of Security Holders                          19

     Item 6.      (a)   Exhibits                                                               20

                  (b)   Reports on Form 8-K                                                    20

Signature Page                                                                                 21

Exhibit Index                                                                                  22


                  (11)   Statement re Computation of Per Share Earnings                        23

                  (27) Financial Data Schedule (for SEC purposes only, not enclosed herewith)




                         PART I. FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                            SYNOVUS FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                             June 30,         December 31,
(In thousands, except share and per share data)                                2000              1999
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                   $   451,110            466,543
Interest earning deposits with banks                                              759              1,928
Federal funds sold                                                            120,648             92,093
Mortgage loans held for sale                                                  130,768             83,145
Investment securities available for sale                                    1,755,734          1,716,678
Investment securities held to maturity                                        273,846            277,279

Loans                                                                       10,084,966         9,077,516
   Less unearned income                                                       (13,732)            (9,277)
   Less reserve for loan losses                                              (140,539)          (127,558)
---------------------------------------------------------------------------------------------------------
      Loans, net                                                            9,930,695          8,940,681
---------------------------------------------------------------------------------------------------------


Premises and equipment, net                                                   467,120            437,309
Other assets                                                                  555,248            531,345
---------------------------------------------------------------------------------------------------------
      Total assets                                                        $ 13,685,928        12,547,001
=========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Non-interest bearing                                                   $ 1,678,714          1,625,313
   Interest bearing                                                         8,453,417          7,814,774
---------------------------------------------------------------------------------------------------------
      Total deposits                                                        10,132,131         9,440,087
Federal funds purchased and securities sold under agreement to repurchase   1,386,979          1,261,391
Long-term debt                                                                571,205            318,620
Other liabilities                                                             229,863            235,949
---------------------------------------------------------------------------------------------------------
      Total liabilities                                                     12,320,178        11,256,047
---------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiary                                   71,585             64,285
Shareholders' equity:
   Common stock - $1.00 par value; Authorized  600,000,000 shares;
      issued 284,261,191 in 2000 and 282,189,425 in 1999; outstanding
      284,085,928 in 2000 and 282,014,161 in 1999                             284,261            282,189
   Surplus                                                                     99,738             79,190
   Less treasury stock - 175,264 shares in 2000 and 1999                       (1,285)            (1,285)
   Less unamortized restricted stock                                             (996)            (1,293)
   Accumulated other comprehensive loss                                       (31,180)           (30,134)
   Retained earnings                                                          943,627            898,002
---------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                            1,294,165          1,226,669
---------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                          $ 13,685,928        12,547,001
=========================================================================================================

See accompanying notes to consolidated financial statements.

                            SYNOVUS FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                     Six Months Ended          Three Months Ended
                                                                            June 30,                  June 30,
-------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                  2000        1999          2000        1999
--------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans, including fees                                           $  450,095     358,511       233,996     183,267
   Investment securities:
      U.S. Treasury and U.S. Government agencies                       41,743      39,494        20,838      20,036
      Mortgage-backed securities                                       14,928      12,586         7,628       6,386
      State and municipal                                               4,830       4,288         2,469       2,145
      Other investments                                                 1,620       1,436           797         747
   Mortgage loans held for sale                                         3,545       4,259         2,019       1,782
   Federal funds sold                                                   2,462       1,119         1,231         520
   Interest earning deposits with banks                                    46          40            22          19
--------------------------------------------------------------------------------------------------------------------
      Total interest income                                           519,269     421,733       269,000     214,902
--------------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                           187,196     155,602        98,576      78,661
   Federal funds purchased and securities sold under
      agreement to repurchase                                          39,444      15,394        20,641       7,996
   Long-term debt                                                      14,080       4,373         8,203       2,344
--------------------------------------------------------------------------------------------------------------------
      Total interest expense                                          240,720     175,369       127,420      89,001
--------------------------------------------------------------------------------------------------------------------
      Net interest income                                             278,549     246,364       141,580     125,901
Provision for losses on loans                                          23,623      16,730        12,712       9,515
--------------------------------------------------------------------------------------------------------------------
      Net interest income after provision
         for losses on loans                                          254,926     229,634       128,868     116,386
--------------------------------------------------------------------------------------------------------------------
Non-interest income:
   Data processing services                                           273,805     230,859       139,860     126,199
   Service charges on deposit accounts                                 36,382      33,431        18,579      16,679
   Fees for trust services                                             11,009      10,005         5,250       4,755
   Credit card fees                                                     8,280       6,724         4,362       3,572
   Securities gains (losses), net                                         (28)        715           (27)        268
   Other operating income                                              76,731      66,632        37,539      32,000
--------------------------------------------------------------------------------------------------------------------
      Total non-interest income                                       406,179     348,366       205,563     183,473
--------------------------------------------------------------------------------------------------------------------
Non-interest expense:
   Salaries and other personnel expense                               248,702     220,269       124,817     112,044
   Net occupancy and equipment expense                                110,336      97,565        56,537      51,627
   Other operating expenses                                           100,276      93,662        51,084      50,056
--------------------------------------------------------------------------------------------------------------------
      Total non-interest expense                                      459,314     411,496       232,438     213,727
--------------------------------------------------------------------------------------------------------------------
   Minority interest in subsidiary's net income                         8,625       6,032         4,664       3,542

      Income before income taxes                                      193,166     160,472        97,329      82,590
   Income tax expense                                                  70,022      56,426        35,577      29,277
--------------------------------------------------------------------------------------------------------------------
      Net income                                                   $  123,144     104,046        61,752      53,313
====================================================================================================================
Net income per share :
   Basic                                                           $     0.44        0.37          0.22        0.19
====================================================================================================================
   Diluted                                                               0.43        0.37          0.22        0.19
====================================================================================================================

Weighted average shares outstanding:
   Basic                                                              282,810     279,221       283,457     279,509
====================================================================================================================
   Diluted                                                            285,776     282,598       286,605     282,470
====================================================================================================================
Dividends declared per share                                       $     0.22        0.18          0.11        0.09
====================================================================================================================

See accompanying notes to consolidated financial statements.

                            SYNOVUS FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                        Six Months Ended
                                                                            June 30,
------------------------------------------------------------------------------------------------
(In thousands)                                                        2000              1999
------------------------------------------------------------------------------------------------
Operating Activities
   Net Income                                                         $  123,144        104,046
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for losses on loans                                    23,623         16,730
         Depreciation, amortization, and accretion, net                   39,299         35,713
         Deferred income tax expense                                       2,424          2,644
         (Increase) decrease in interest receivable                      (15,359)        (5,453)
         (Decrease) increase in interest payable                           3,489          2,760
         Minority interest in subsidiary's net income                      8,625          6,032
         (Increase) decrease in mortgage loans held for sale             (47,623)        50,980
         Other, net                                                      (14,502)         7,285
------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                  123,120        220,737
------------------------------------------------------------------------------------------------
Investing Activities
   Cash acquired from acquisition                                          2,877          2,061
   Net decrease in interest earning deposits with banks                    1,169            395
   Net (increase) decrease in federal funds sold                         (28,555)        30,069
   Proceeds from maturities and principal collections of investment
      securities available for sale                                      103,191        285,178
   Proceeds from sales of investment securities available for sale         4,726         23,331
   Purchases of investment securities available for sale                (148,116)      (474,556)
   Proceeds from maturities and principal collections of investment
      securities held to maturity                                         28,753         24,904
   Purchases of investment securities held to maturity                   (25,475)       (11,559)
   Net increase in loans                                              (1,047,084)      (579,445)
   Purchases of premises and equipment                                   (67,328)       (58,278)
   Proceeds from disposals of premises and equipment                         710          1,794
   Net cash paid on sale of branches                                     (41,835)           -
   Proceeds from sales of other real estate                                4,985          4,001
   Additions to contract acquisition costs                                  (254)        (2,789)
   Additions to computer software                                        (20,782)       (30,061)
------------------------------------------------------------------------------------------------
              Net cash used in investing activities                   (1,233,018)      (784,955)
------------------------------------------------------------------------------------------------
Financing Activities
   Net increase (decrease) in demand and savings deposits                289,064        236,096
   Net increase in certificates of deposit                               479,707        183,567
   Net increase in federal funds purchased and securities
      sold under agreement to repurchase                                 125,504        168,415
   Principal repayments on long-term debt                                 (9,171)        (1,080)
   Proceeds from issuance of long-term debt                              261,525         73,550
   Dividends paid to shareholders                                        (56,464)       (47,405)
   Proceeds from issuance of common stock                                  4,300          4,313
------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                1,094,465        617,456
------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                         (15,433)       (53,238)
Cash and cash equivalents at beginning of period                         466,543        398,073
------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $  451,110        451,311
================================================================================================

See accompanying notes to consolidated financial statements.


                             SYNOVUS FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation
------------------------------

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

Note B - Supplemental Cash Flow Information
-------------------------------------------

For the six months ended June 30, 2000 and 1999, Synovus paid income taxes (net of refunds received) of $74.8 million and $46.6 million, and interest of $237.2 million and $172.6 million, respectively.

Noncash investing activities consisted of loans of approximately $3.9 million and $2.3 million, which were foreclosed and transferred to other real estate during the six months ended June 30, 2000 and 1999, respectively.

Note C - Comprehensive Income
-----------------------------

Other comprehensive income (loss) for Synovus consists of unrealized gains (losses) on securities available for sale and foreign currency translation adjustments. Comprehensive income consists of net income plus other comprehensive income (loss). Comprehensive income for the three months ended June 30, 2000 and 1999 was $62.7 million and $34.8 million, respectively. Comprehensive income for the six months ended June 30, 2000 was $122.1 million compared to $78.4 million for the six months ended June 30, 1999.

Note D - Business Combinations
------------------------------

On May 31, 2000, Synovus completed the acquisition of ProCard, Inc.(R)(ProCard), a leading provider of software and Internet tools designed to assist organizations with the management of purchasing, travel and fleet card programs. Synovus issued 1,415,053 shares of common stock for all of the outstanding common stock of ProCard. The acquisition was accounted for as a pooling of interests, except that the financial information preceding the date of acquisition has not been restated to include the financial position and results of operations of ProCard since the effect was not material.

Note E - Operating Segments
---------------------------

Synovus has two reportable segments: banking operations and transaction processing services. The banking operations segment is predominately involved in commercial banking activities and also provides retail banking, trust, mortgage, insurance, and brokerage services. The transaction processing segment consists primarily of operations at Total System Services, Inc. (TSYS), which is primarily credit, debit, commercial and private label card processing. The transaction processing services segment also includes related services to banks and other card issuing institutions, the debt collection and bankruptcy management operations at TSYS Total Debt Management, Inc. (TDM), and the software solutions for commercial card management programs offered by ProCard. All inter-segment services provided are charged at the same rates as those charged to unaffiliated customers. Such services are included in the revenues and net income of the respective segments and are eliminated to arrive at consolidated totals.

Segment information as of and for the three and six months ended June 30, 2000 and 1999 is presented below:


Three months ended June 30, 2000 and 1999
-----------------------------------------------------------------------------------------------------------------------
                                                                  Transaction
                                                  Banking          Processing
(In thousands)                                  Operations        Services (c)       Eliminations       Consolidated
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Interest income and non-             2000             $315,628            162,005       (3,070)  (a)          $474,563
  interest income                    1999              255,037            145,276       (1,938)  (a)           398,375
---------------------------------------------                  --------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Income before taxes                  2000               64,236             37,757       (4,664)  (b)            97,329
                                     1999               56,999             29,133       (3,542)  (b)            82,590
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Income tax expense                   2000               22,453             13,124       -                       35,577
                                     1999               19,717              9,560       -                       29,277
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Net Income                           2000               41,782             24,634       (4,664)  (b)            61,752
                                     1999               37,283             19,572       (3,542)  (b)            53,313
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Total Assets                         2000           13,278,334            508,916     (101,322)  (d)        13,685,928
                                     1999           11,126,102            403,933      (32,763)  (d)        11,497,272
-----------------------------------------------------------------------------------------------------------------------

Six months ended June 30, 2000 and 1999
-----------------------------------------------------------------------------------------------------------------------
                                                                  Transaction
                                                  Banking          Processing
(In thousands)                                  Operations        Services (c)       Eliminations       Consolidated
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Interest income and non-             2000             $616,072            315,161       (5,785)  (a)          $925,448
  interest income                    1999              505,406            268,031       (3,338)  (a)           770,099
---------------------------------------------                  --------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Income before taxes                  2000              132,739             69,052       (8,625)  (b)           193,166
                                     1999              116,773             49,731       (6,032)  (b)           160,472
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Income tax expense                   2000               46,143             23,879                               70,022
                                     1999               40,484             15,942                               56,426
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Net Income                           2000               86,596             45,173       (8,625)  (b)           123,144
                                     1999               76,290             33,788       (6,032)  (b)           104,046
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Total Assets                         2000           13,278,334            508,916     (101,322)  (d)        13,685,928
                                     1999           11,126,102            403,933      (32,763)  (d)        11,497,272
-----------------------------------------------------------------------------------------------------------------------

(a) Principally computerized data processing services revenues provided to the banking segment.
(b)  Minority interest in TSYS.
(c) Includes equity in income of joint ventures, which is included in other operating income.
(d)  Primarily TSYS' cash deposits with the banking operations segment.

Note F - Legal Proceedings
--------------------------

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

On November 10, 1998, a class action complaint was filed against NationsBank of Delaware, N.A., in the United States District Court for the Southern District of Mississippi. On March 23, 1999, the named plaintiff amended the complaint and named TSYS and certain credit bureaus as defendants in the case. The named plaintiff alleges, among other things, that the defendants failed to report properly the credit standing of each member of the putative class. The named plaintiff has defined the class as all persons and entities within the United States who obtained credit cards from NationsBank and whose accounts were purchased by or transferred to U.S. BankCard and whose accounts were reported to credit bureaus or credit agencies incorrectly in August 1998. The amended complaint alleges negligence, violation of the Fair Credit Reporting Act, breach of the duty of good faith and fair dealing, and seeks declaratory relief, injunctive relief, and the imposition of punitive damages. The parties have reached a settlement of this litigation in principle which is subject to, among other things, confirmatory due diligence to be conducted by the plaintiff's counsel, negotiation, finalization and execution of the necessary settlement documents, and court approval under Rule 23(e) of the Federal Rules of Civil Procedure. Payments by TSYS to settle the litigation are not expected to be material to TSYS' financial condition or results of operations and management expects the settlement to be substantially covered by insurance.

Note G - Recent Accounting Pronouncements
-----------------------------------------

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

For Synovus, SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective January 1, 2001. On adoption, the provisions of SFAS No. 133 must be applied prospectively. Synovus is in the process of assessing the impact that SFAS No. 133 will have on its financial statements.

Note H - Other
--------------

Certain amounts in 1999 have been reclassified to conform to the presentation adopted in 2000.


                        ITEM 2 - MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Summary

Net income for the six months ended June 30, 2000 was $123.1 million, up 18.4% from the same period a year ago. Revenues (excluding securities gains and losses) increased 15.3% over the same period in 1999. Diluted net income per share for the first six months of 2000 was $0.43, an increase of 17% over $.37 per share for the same period in 1999. Return on average assets was 1.91% and return on average equity was 19.58% for the six months ended June 30, 2000. This compares to a return on average assets of 1.91% and a return on average equity of 18.34% for the first six months of 1999.

Net income for the three months ended June 30, 2000 was $61.8 million, up 15.8% from the same period a year ago, and revenues increased 12.3% over the same period in 1999. Diluted net income per share was $0.22 for the second quarter, up 14% over $.19 for the same period in 1999. Return on average assets was 1.88% and return on average equity was 19.40% for the three months ended June 30, 2000. This compares to a return on average assets of 1.92% and a return on average equity of 18.56% for the second quarter of 1999.

Two major growth areas - fee income from TSYS and core commercial lending - were the primary contributors to our strong results. Continued credit quality and expense control management also positively impacted the second quarter results.

Acquisitions

On May 31, 2000, Synovus completed the acquisition of ProCard, Inc.(R)(ProCard), a leading provider of software and Internet tools designed to assist organizations with the management of purchasing, travel and fleet card programs. Synovus issued 1,415,053 shares of common stock for all of the outstanding common stock of ProCard. The acquisition was accounted for as a pooling of interests, except that the financial information preceding the date of acquisition has not been restated to include the financial position and results of operations of ProCard since the effect was not material.

Balance Sheet

During the first six months of 2000, total assets increased $1.1 billion, resulting primarily from continued strong net loan growth of $990.0 million or 22.3% annualized. Providing the necessary funding for the balance sheet growth during the first six months of 2000, Synovus' deposit base grew $692.0 million, federal funds purchased and securities sold under agreement to repurchase increased $125.6 million, long-term debt consisting primarily of Federal Home Loan Bank (FHLB) advances increased $252.6 million, and shareholders' equity increased $67.5 million.

Loans

Loan growth was even more robust than what we have experienced in previous quarters. Net loans grew by $578.7 million during the quarter, or 24.52% annualized. Compared to June 1999, net loans have increased 23.3%. The growth was led primarily by our banks in larger urban markets.

Asset Quality

As measured by asset quality indicators, Synovus' asset quality remains strong. Annualized net charge-offs to average loans for the six months ended June 30, 2000 were .22% compared to .31% for the first six months of 1999. Net charge-offs to average loans for the quarter ended June 30, 2000 were .25% compared to .29% for the second quarter of 1999. During the first six months of 2000, nonperforming loans (consisting of nonaccrual and restructured loans) increased $11.7 million while loans increased $990.0 million. Synovus' nonperforming assets ratio was .47% as of June 30, 2000, compared to .38% at December 31, 1999. Loans past due over 30 days are only 0.91% of total loans compared to 0.81% at December 31, 1999.

Loans 90 days past due and still accruing at June 30, 2000, were $17.3 million, or .17% of total loans, largely unchanged from $16.9 million, or .19% of total loans at December 31, 1999. Management believes that the value of the underlying collateral securing these commercial and consumer loans is generally sufficient to cover the principal and interest on these loans and management does not expect a material increase in nonperforming assets in future periods as a result of the resolution of these delinquencies.

The reserve for loan losses was $140.5 million, or 1.40% of net loans, at June 30, 2000 compared to $127.6 million, or 1.41% of net loans, at December 31, 1999. For the six months ended June 30, 2000, the provision for losses on loans was 2.22 times net charge-offs compared to a coverage of 1.37 times for the six months ended June 30, 1999. The higher provision expense was due to the large increase in loan volume.


                                                                              June 30,                December 31,
(In thousands)                                                                  2000                      1999
--------------                                                           -------------------       -------------------
Nonperforming loans                                                 $                39,632                    27,924

Other real estate                                                                     7,839                     6,718
                                                                         -------------------       -------------------

Non-performing-assets                                               $                47,471                    34,642
                                                                         ===================       ===================

Loans 90 days past due and still accruing                           $                17,293                    16,878
                                                                         ===================       ===================

Reserve for laon losses                                             $               140,539                   127,558
                                                                         ===================       ===================

Reserve for laon losses as a % of loans                                                1.40%                     1.41
                                                                         ===================       ===================
As a % of loans and other real estate:


    Nonperforming loans                                                                0.39%                     0.31

    Other real estate                                                                  0.08                      0.07
                                                                         -------------------       -------------------

    Non-performing assets                                                              0.47%                     0.38
                                                                         ===================       ===================

Reserve to nonperforming loans                                                       354.61%                   456.80
                                                                         ===================       ===================

Capital Resources and Liquidity


Synovus continues to maintain its capital at levels that exceed the minimum regulatory guidelines. Additionally, based on internal calculations and previous regulatory exams, each of Synovus' subsidiary banks is currently in compliance with regulatory capital guidelines. Synovus' total risk-based capital was $1.502 billion at June 30, 2000, compared to $1.411 billion at December 31, 1999. The ratio of total risk-based capital to risk-weighted assets was 13.03% at June 30, 2000 compared to 13.77% at December 31, 1999. The leverage ratio at the end of the second quarter of 2000 was 10.28% compared to 10.52% at the end of 1999. The equity-to-assets ratio was 9.46% at June 30, 2000 compared to 9.78% at year-end 1999. The equity-to-assets ratio, exclusive of net unrealized gains
(losses) on investment securities available for sale, was 9.64% at June 30, 2000, compared to 9.97% at year-end 1999.

Synovus' liquidity position decreased moderately to 27.09% at June 30, 2000, compared to 29.46% at December 31, 1999, due to the majority of earning assets growth being in loans. Additionally, the maturity mix of investment securities and loans has not changed significantly during the first six months of 2000.

During the six months ended June 30, 2000, on an annualized basis, net loans increased by 22.3% while deposits increased by 14.7%. Due to the continued strong loan growth, our funding mix has continued to change during 2000, compared to the funding mix we had at December 31, 1999. Accordingly, long-term debt (primarily in the form of FHLB advances) and short-term fundings (consisting mostly of federal funds purchased) increased by a total of $252.6 million when compared to December 31, 1999.

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

Additionally, Synovus subsidiary banks have access to overnight federal funds lines with various financial institutions, which total approximately $2.1 billion, that can be drawn upon for short-term liquidity needs. Synovus also has access to a $35 million line of credit.

During the third quarter of 1999, TSYS officially opened the first phase of its Riverfront Campus and essentially completed moving the majority of its downtown employees to the facility. TSYS is leasing the Riverfront Campus under an operating lease. The lease provides for a residual value guarantee of up to $81.3 million and includes purchase options at the original cost of the property. Real estate taxes, insurance, maintenance and operating expenses applicable to the leased property are obligations of TSYS. TSYS did not renew several leases at the end of September 1999 and sold two of its vacated buildings.

The consolidated statements of cash flows detail Synovus' cash flows from operating, investing, and financing activities. Operating activities provided net cash of $123.1 million during the first six months of 2000, while $1.1 billion was provided by financing activities. Investing activities utilized $1.2 billion of this amount, resulting in a decrease in cash and cash equivalents of $15.4 million.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the first six months of 2000 were $12.9 billion, up 18.1% over the first six months of 1999. Average earning assets were up 18.4% in the first half of 2000 over the same period a year ago and represented 91.5% of average total assets. When compared to the same period last year, average deposits increased $864.0 million, average shareholders' equity increased $120.7 million, and average federal funds purchased and securities sold under agreement to repurchase increased $656.6 million. This growth provided the funding for the $1.7 billion growth in average net loans, the $146.7 million increase in average investment securities and the $30.1 million increase in average federal funds sold.

Net interest income was $278.5 million for the six months ended June 30, 2000, up $32.2 million, or 13.1% over the $246.4 million reported for the six months ended June 30, 1999. Net interest income, on a tax-equivalent basis, for the first half of 2000 increased $32.3 million, or 13.0%, over the same period in 1999.

Net interest income was $141.6 million for the second quarter of 2000, up $15.7 million, or 12.5%, over the $125.9 million reported for the second quarter of 1999. Net interest income, on a tax-equivalent basis, for the second quarter of 2000 increased $15.7 million, or 12.3%, over the second quarter of 1999.

The year-to-date net interest margin was 4.86%, down twenty-five basis points from the same period last year. This decrease resulted from a thirty-two basis point increase in the yield on earning assets, which was offset by a fifty-seven basis point increase in the effective cost of funds. The increased yield on earning assets was due to higher yields on investment securities and loans. The increased loan yields were primarily due to a 122 basis point increase in the average prime rate from the first half of 1999 compared to the first half of 2000. The increased effective cost of funds was due to higher average rates paid on interest-bearing funding. Funding pressure from very strong loan growth has required that we increase the utilization of purchased funds, primarily federal funds, FHLB advances, and wholesale certificates of deposit. While continued strong loan growth could extend this pressure, we believe that our continued focus on growing core deposits will mitigate this trend.

The tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% federal income tax rate.

                                                              Six Months Ended                      Three Months Ended
                                                                  June 30,                               June 30,
                                                     ------------------------------------   ------------------------------------
(In thousands)                                             2000               1999               2000                1999
--------------
                                                     -----------------   ----------------   ----------------    ----------------
Interest income                                   $           519,269            421,733            269,000             214,902
Taxable-equivalent adjustment                                   3,021              2,885              1,531               1,493
                                                     -----------------   ----------------   ----------------    ----------------
Interest income, taxable-equivalent                           522,290            424,618            270,531             216,395
Interest expense                                              240,720            175,369            127,420              89,001
                                                     -----------------   ----------------   ----------------    ----------------
Net interest income, taxable-equivalent           $           281,570            249,249            143,111             127,394
                                                     =================   ================   ================    ================

Non-Interest Income

Total non-interest income during the first six months of 2000 increased $57.8 million, or 16.6%, over the same period in 1999. This increase in non-interest income resulted primarily from higher transaction processing revenues which increased $42.9 million, or 18.6%, during the six months ended June 30, 2000, over the same period in 1999. Transaction processing revenues as a percentage of consolidated revenues were 46.0% up from 45.1% a year ago.

For the year-to-date, banking operations' non-interest income increased 13.8%, or $11.8 million, compared to the same period a year ago. The growth in fee income was led by service charges on deposits (up $3.0 million, or 8.8%), credit card fees (up $1.6 million, or 23.1%), brokerage (up $.9 million, or 12.6%), and trust services (up $1.0 million, or 10.3%). Additionally, other operating income for the first six months of 2000 included a $6.6 million gain from the sale of five bank branches in the first quarter of 2000 and a $2.6 million gain from the sale of a corporate investment in the first half of 1999.Total non-interest income during the quarter ended June 30, 2000, increased $22.1 million, or 12.0%, over the second quarter of 1999. The increase in non-interest income resulted primarily from higher transaction processing revenues, which increased $13.7 million, or 10.8%, during the quarter ended June 30, 2000, over the same period in 1999. For the quarter, banking operations' non-interest income grew 12.9%, with increases in service charges of 11%, trust service fees of 11%, credit card fees of 22%, and brokerage revenues of 6% over the second quarter 1999.

Transaction processing services revenue is derived principally from the servicing of individual bankcard accounts for the card-issuing customers of TSYS. TSYS' revenues from bankcard data processing services increased $32.9 million, or 15.2%, for the six months ended June 30, 2000 compared to the same period in 1999. Increased revenues from bankcard data processing services are attributable to the growth in the card portfolios of existing customers, as well as cardholder accounts of new customers. Increases in the volumes of authorizations and transactions associated with the additional cardholder accounts also contributed to the increased revenues. Processing contracts with large customers, representing a significant portion of TSYS' total revenues, generally provide for discounts on certain services based on the size and activity of customers' portfolios. As a result, bankcard data processing revenues and the related margins are influenced by the customer mix relative to the size of customer bankcard portfolios, as well as the number and activity of individual cardholder accounts processed for each customer.

Average cardholder accounts on file for the six months ended June 30, 2000 were
200.4 million, which was an increase of approximately 24.9% over the average of
160.5 million for the same period in 1999. Cardholder accounts on file at June 30, 2000, were 181.4 million, a 5.5% decrease from the 192.0 million accounts on file at June 30, 1999. The change in the number of cardholder accounts on file from June 1999 to June 2000 included the deconversion of the 33.5 million consumer credit accounts of Universal Card Services, the decrease of 9.4 million accounts related to the deconversion of and/or purging of inactive accounts by other customers, internal growth of existing customers of 22.3 million cardholder accounts, and approximately 10.0 million accounts of new customers.

A significant amount of TSYS' revenues is derived from long-term contracts with large customers, including certain major customers. For the three months ended June 30, 2000 three major customers accounted for approximately 36.2% of total revenues compared to 33.2% for the three months ended June 30, 1999. For the three months ended June 30, 1999 there was an additional major customer which accounted for 12.4% of total revenues. This customer was not a major customer for the three months ended June 30, 2000. For the six months ended June 30, 2000, four major customers accounted for approximately 47.1% of total revenues compared to 45.0% for the six months ended June 30, 1999. The loss of one of TSYS' major customers, or other significant customers, could have material adverse effect on TSYS' financial condition and results of operations.

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

Non-Interest Expense
Total non-interest expense for the six months ended June 30, 2000, increased $47.8 million, or 11.6%, over the same period in 1999. Management analyzes non-interest expense in two separate components: banking operations and transaction processing services. The following table summarizes this data for the first six months of 2000 and 1999.


                                                               2000                              1999
                                                  -------------------------------  ----------------------------------
                                                                   Transaction                        Transaction
                                                                    Processing                         Processing
(In thousands)                                      Banking          Services         Banking           Services
--------------
                                                  -------------   ---------------  ---------------  -----------------
Salaries and other personnel expenses           $      126,307           122,395          111,060            109,209
Net occupancy and equipment expense                     29,864            80,472           27,709             69,856
Other operating expenses                                57,076            43,200           54,442             39,220
                                                  -------------   ---------------  ---------------  -----------------
Total non-interest expense                      $      213,247           246,067          193,211            218,285
                                                  =============   ===============  ===============  =================

Banking operations' non-interest expense increased $20.0 million, or 10.4%, for the six months ended June 30, 2000, compared to the same period in 1999. During the second quarter of 2000, non-interest expense increased $10.9 million, or 11.2%, over the same period in 1999. Salaries and other personnel expenses, the largest component of non-interest expense, increased $15.2 million, or 13.7%, year-to-date over 1999. This increase is due to annual salary adjustments as well as higher compensation accruals primarily due to incentive targets being achieved earlier in 2000. The number of full-time equivalent employees at June 30, 2000 was 5,222, down from 5,300 a year ago, a trend that has been tempered by our continued efforts in expense control management. Net occupancy and equipment expense increased $2.2 million or 7.8% due primarily to increased depreciation on computer equipment that was added as a result of the conversion to a new core processing system, as well as increased service contract expenses on this equipment. The banking operations' efficiency ratio was 57.65% in the first half of 2000, compared to 59.32% a year ago.

Approximately 96% of total transaction processing services non-interest expense relates to TSYS, with the remainder related to TDM and ProCard. The following paragraphs provide an analysis of the non-interest expense components at TSYS. Non-interest expense related to TSYS increased 5.9% and 12.7% for the three and six months ended June 30, 2000, respectively, compared to the same periods in 1999. Employment expenses increased 12.6% for the six months ended June 30, 2000, compared to the same period in 1999. The increase in employment expenses is due to growth in the number of employees, normal salary increases and related benefits. This change was offset by $3.9 million invested in software development costs and contract acquisition costs for the six months ended June 30, 2000. The majority of the software development costs were related to the development of a commercial card system for TS2 which began in May 1998 and is expected to be substantially completed in 2000. The average number of employees in the first six months of 2000 increased to 4,413, a 16.0% increase over the first six months of 1999.

Net occupancy and equipment expense at TSYS increased 11.2% and 15.0% for the three and six months ended June 30, 2000, respectively, over the same periods in 1999. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, increased 4.7% to $20.8 million in the second quarter of 2000, compared to $19.8 million in the same period of 1999. During the first six months of 2000, equipment and software rentals increased 11.5% to $40.6 million compared to $36.4 million in the same period in 1999. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved to a large extent through operating leases. During 1999 and the first six months of 2000, TSYS made investments in computer software licenses and hardware to accommodate increased volumes due to the expected growth in the number of accounts associated with new and existing customers.

Other operating expenses at TSYS decreased 7.8% and increased 9.0% for the three and six months ended June 30, 2000, respectively, compared to the same periods in 1999. The decrease in expenses for the quarter is the result of expense control and a decrease in management fees paid to Synovus for human resource functions. TSYS assumed the human resource responsibilities from Synovus in 2000. The growth in other operating expenses for the six months ended June 30, 2000 is primarily due to increased business development costs associated with exploring new business opportunities, both domestically and internationally; the establishment of an international office in London; increased transaction processing expenses associated with the increase in the volume of accounts processed, and an increase in the amortization of contract acquisition costs. The conversions of Sears, Royal Bank, and Canadian Tire Acceptance Limited, begun in March 1999 and completed early in the second quarter of 1999, contributed to the increase in amortization of contract acquisition costs.

Income Tax Expense

Income tax expense for the six months ended June 30, 2000, was $70.0 million compared to $56.4 million for the same period a year ago. Income tax expense for the second quarter of 2000 was $35.6 million compared to $29.3 million in the second quarter of 1999. The effective tax rate for the six months of 2000 was 36.2% compared to 35.2% in the same period in 1999.

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

Synovus experienced a smooth transition in passing the century date changeover. Synovus did not experience any significant internal or external issues concerning Year 2000, and all Synovus companies, systems, facilities and clients processed, and have continued to process, without incident since the date changeover. Synovus will continue to monitor Year 2000 issues by overseeing critical tasks during the year 2000. Heightened coverage of year-end 2000 processing is planned, and Synovus intends to maintain its monitoring process to evaluate any problems.

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

                           PART II - OTHER INFORMATION

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Submission of Matters to a Vote of Security Holders

The annual shareholders' meeting was held on April 20, 2000. Following are summaries of the proposals that were submitted to the shareholders for approval.

The first proposal was to elect three nominees for Class III directors of Synovus to serve until the 2003 Annual Meeting of Shareholders. The three nominees for election as Class III directors named below were elected by the number of affirmative votes set forth opposite their names below, with the number of votes withholding authority to vote for such nominees also being shown. As the election of each of the nominees for Class III directors was approved by a plurality of the total votes entitled to be cast by the holders of shares represented at the meeting, each of the nominees for Class III directors were elected.

                                                                                              Withheld
               Nominee                                Votes For                          Authority to Vote
---------------------------------------- -------------------------------------- --------------------------------------
          Richard Y. Bradley                       675,757,522.3708                        8,621,789.0800
          John P. Illges, III                      676,525,060.5130                        7,854,250.9993
           William B. Turner                       676,003,238.3806                        8,376,073.1317


The second proposal was to approve the Synovus 2000 Long - Term Incentive Plan. The proposal was approved by 601,995,774 affirmative votes, with 25,522,361 against votes, 14,326,327 abstain votes and 42,534,849 non-votes. As the affirmative rate of a majority of the votes cast was required for approval, such proposal was approved.


                           PART II - OTHER INFORMATION


                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    (11)  Statement re Computation of Per Share Earnings

    (27)  Financial Data Schedule (for SEC purposes only, not enclosed herewith)

(b) Reports on Form 8-K

    The following reports on Form 8-K were filed during or subsequent to the second quarter of 2000.

    (1) The report filed on May 31, 2000, included the following event:

     On May 31, 2000, Total System Services, Inc. ("TSYS"), an 80.8 percent owned subsidiary of Synovus Financial Corp., announced the signing of a letter of intent with The Royal Bank of Scotland Group plc in connection with the negotiation of a definitive agreement for TSYS to process Royal Bank Group's seven million consumer and commercial card accounts for a ten-year period.

    (2) The report filed on July 5, 2000, included the following event:

     On July 5, 2000, TSYS announced that it expects its 2000 net income to exceed its 1999 net income by 25% and expects its earnings per share to be $.44.

    (3) The report filed on August 9, 2000, included the following event:

    On August 9, 2000, TSYS announced the signing of a definitive card processing agreement with The Royal Bank of Scotland Group plc for TSYS to process Royal Bank Group's seven million consumer and commercial card accounts for a ten-year period.


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SYNOVUS FINANCIAL CORP.


Date:  August 14, 2000                       BY: /s/ Thomas J. Prescott
                                                -----------------------
                                             Thomas J. Prescott
                                             Executive Vice President and
                                             Chief Financial Officer


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