Form 10-Q
period 2000-09-30
SYNOVUS FINANCIAL CORP
filed 2000-11-14
CIK 18349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                For the Quarterly Period Ended September 30, 2000
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

               YES    X      NO


   At October 31, 2000, 284,262,475 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.





                         PART I. FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                            SYNOVUS FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                       September 30,       December 31,
(In thousands, except share and per share data)                            2000                 1999
                                                                     --------------     ----------------
ASSETS
Cash and due from banks                                               $    422,997              466,543
Interest earning deposits with banks                                         3,315                1,928
Federal funds sold                                                         128,836               92,093
Mortgage loans held for sale                                               107,957               83,145
Investment securities available for sale                                 1,768,400            1,716,678
Investment securities held to maturity                                     275,752              277,279

Loans                                                                   10,472,173            9,077,516
   Less unearned income                                                    (17,174)              (9,277)
   Less reserve for loan losses                                           (143,974)            (127,558)
                                                                     --------------     ----------------
      Loans, net                                                        10,311,025            8,940,681
                                                                     --------------     ----------------

Premises and equipment, net                                                476,205              437,309
Other assets                                                               610,670              531,345
                                                                     --------------     ----------------
      Total assets                                                    $ 14,105,157           12,547,001
                                                                     ==============     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Non-interest bearing                                               $  1,592,184            1,625,313
   Interest bearing                                                      8,831,457            7,814,774
      Total deposits                                                    10,423,641            9,440,087
Federal funds purchased and securities sold under agreement
    to repurchase                                                        1,305,299            1,261,391
Long-term debt                                                             667,387              318,620
Other liabilities                                                          287,992              235,949
                                                                     --------------     ----------------
      Total liabilities                                                 12,684,319           11,256,047
                                                                     --------------     ----------------

Minority interest in consolidated subsidiaries                              77,298               64,285
Shareholders' equity:
   Common stock - $1.00 par value;
      Authorized 600,000,000 shares; issued
      284,354,241 in 2000 and 282,189,425 in 1999; outstanding
      284,178,977 in 2000 and 282,014,161 in 1999                          284,354              282,189
   Surplus                                                                 100,366               79,190
   Less treasury stock - 175,264 shares in 2000 and 1999                    (1,285)              (1,285)
   Less unamortized restricted stock                                          (653)              (1,293)
   Accumulated other comprehensive loss                                    (16,315)             (30,134)
   Retained earnings                                                       977,073              898,002
                                                                     --------------     ----------------
      Total shareholders' equity                                         1,343,540            1,226,669
                                                                     --------------     ----------------
      Total liabilities and shareholders' equity                      $ 14,105,157           12,547,001
                                                                     =============      ================

See accompanying notes to consolidated financial statements.



                            SYNOVUS FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                   Nine Months Ended            Three Months Ended
                                                      September 30,                 September 30,
                                               -----------------------         -----------------------
(In thousands, except per share data)              2000         1999            2000          1999
                                               ----------     ---------        ---------     ---------
Interest income:
   Loans, including fees                       $  697,615       551,707         247,520       193,196
   Investment securities:
      U.S. Treasury and U.S. Government
          agencies                                 62,716        60,207          20,973        20,713
      Mortgage-backed securities                   22,584        19,202           7,656         6,616
      State and municipal                           7,366         6,402           2,536         2,114
      Other investments                             2,465         2,168             845           732
   Mortgage loans held for sale                     5,968         6,018           2,423         1,759
   Federal funds sold                               4,013         1,611           1,551           492
   Interest earning deposits with banks               106            61              60            21
                                               ----------     ---------        ---------     ---------
      Total interest income                       802,833       647,376         283,564       225,643
                                               ----------     ---------        ---------     ---------
Interest expense:
   Deposits                                       299,761       238,116         112,565        82,514
   Federal funds purchased and
      securities sold under agreement to
         repurchase                                59,072        24,847          19,628         9,453
   Long-term debt                                  25,210         7,415          11,130         3,042
                                               ----------     ---------        ---------     ---------
      Total interest expense                      384,043       270,378         143,323        95,009
                                               ----------     ---------        ---------     ---------
      Net interest income                         418,790       376,998         140,241       130,634
Provision for losses on loans                      33,245        25,343           9,622         8,613
                                               ----------     ---------        ---------     ---------
      Net interest income after provision
         for losses on loans                      385,545       351,655         130,619       122,021
                                               ----------     ---------        ---------     ---------
Non-interest income:
   Data processing services                       414,905       357,448         141,100       126,589
   Service charges on deposit accounts             55,713        51,474          19,331        18,043
   Fees for trust services                         16,555        15,046           5,546         5,041
   Credit card fees                                13,158        10,672           4,878         3,948
   Securities gains (losses), net                      70           874              98           159
   Other operating income                         110,077        99,791          33,346        33,159
                                               ----------     ---------        ---------     ---------
      Total non-interest income                   610,478       535,305         204,299       186,939
                                               ----------     ---------        ---------     ---------
Non-interest expense:
   Salaries and other personnel expense           373,819       333,628         125,117       113,359
   Net occupancy and equipment expense            164,730       151,556          54,394        53,991
   Other operating expenses                       150,524       142,128          50,248        48,466
                                               ----------     ---------        ---------     ---------
      Total non-interest expense                  689,073       627,312         229,759       215,816
                                               ----------     ---------        ---------     ---------

   Minority interest in subsidiaries
      net income                                   12,317         9,289           3,692         3,257

      Income before income taxes                  294,633       250,359         101,467        89,887
   Income tax expense                             106,758        88,308          36,736        31,882
                                               ----------     ---------        ---------     ---------
      Net income                               $  187,875       162,051          64,731        58,005
                                               ==========     =========        =========     =========

Net income per share:
   Basic                                       $     0.66          0.58            0.23          0.21
                                               ==========     =========        =========     =========
   Diluted                                           0.66          0.57            0.23          0.21
                                               ==========     =========        =========     =========
Weighted average shares outstanding:
   Basic                                          283,260       279,381         284,149       279,694
                                               ==========     =========        =========     =========
   Diluted                                        286,319       282,670         287,392       282,806
                                               ==========     =========        =========     =========

Dividends declared per share                   $     0.33          0.27            0.11          0.09
                                               ==========     =========        =========     =========


See accompanying notes to consolidated financial statements.


                            SYNOVUS FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Nine Months Ended
                                                                              September 30,
                                                                     ----------------------------
(In thousands)                                                             2000            1999
                                                                     -----------      -----------
Operating Activities
   Net Income                                                        $   187,875         162,051
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for losses on loans                                    33,245           25,343
         Depreciation, amortization, and accretion, net                   59,142           54,704
         Deferred income tax expense                                       3,195            4,895
         (Increase) in interest receivable                               (19,613)         (12,497)
          Increase in interest payable                                    17,540            2,298
         Minority interest in subsidiaries net income                     12,317            9,289
         (Increase) decrease in mortgage loans held for sale             (24,812)          55,728
         Other, net                                                       14,971            5,564
                                                                     -----------      -----------
              Net cash provided by operating activities                  283,860          307,375
                                                                     -----------      -----------

Investing Activities
   Cash acquired from acquisition                                          2,877            1,842
   Net (increase) in interest earning deposits with banks                 (1,387)            (473)
   Net (increase) in federal funds sold                                  (36,743)          (1,470)
   Proceeds from maturities and principal collections of investment
      securities available for sale                                      145,662          375,762
   Proceeds from sales of investment securities available for sale         8,483           27,415
   Purchases of investment securities available for sale                (182,298)        (587,796)
   Proceeds from maturities and principal collections of investment
      securities held to maturity                                         32,513           42,891
   Purchases of investment securities held to maturity                   (31,125)         (18,706)
   Net increase in loans                                              (1,437,036)      (1,012,959)
   Purchases of premises and equipment                                   (96,519)         (86,988)
   Proceeds from disposals of premises and equipment                       2,175            4,128
   Net cash paid on sale of branches                                     (41,835)             -
   Proceeds from sales of other real estate                                7,471            5,290
   Additions to contract acquisition costs                               (39,846)          (3,812)
   Additions to computer software                                        (29,774)         (42,520)
                                                                     -----------      -----------
              Net cash used in investing activities                   (1,697,382)      (1,297,396)
                                                                     -----------      -----------
Financing Activities
   Net increase in demand and savings deposits                           285,681          157,059
   Net increase in certificates of deposit                               774,600          320,875
   Net increase in federal funds purchased and securities
      sold under agreement to repurchase                                  43,824          506,879
   Principal repayments on long-term debt                                 (1,790)          (1,812)
   Proceeds from issuance of long-term debt                              350,326           98,800
   Dividends paid to shareholders                                        (87,728)         (74,361)
   Proceeds from issuance of common stock                                  5,063            4,907
                                                                     -----------      -----------
              Net cash provided by financing activities                1,369,976        1,012,347
                                                                     -----------      -----------
(Decrease) increase in cash and cash equivalents                         (43,546)          22,326
Cash and cash equivalents at beginning of period                         466,543          373,376
                                                                     -----------      -----------
Cash and cash equivalents at end of period                          $    422,997          395,702
                                                                     ===========      ===========

See accompanying notes to consolidated financial statements.





                             SYNOVUS FINANCIAL CORP.

                                      INDEX

                                                                                               Page
Part I.           Financial Information                                                       Number
                                                                                              ------
     Item 1.      Financial Statements

                  Consolidated Balance Sheets (unaudited)
                  September 30, 2000 and December 31, 1999                                      3

                  Consolidated Statements of Income (unaudited)
                  Nine and Three Months Ended September 30, 2000 and 1999                       4

                  Consolidated Statements of Cash Flows (unaudited)                             5
                  Nine Months Ended September 30, 2000 and 1999

                  Notes to Consolidated Financial Statements (unaudited)                        6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          10

     Item 3.       Quantitative and Qualitative Disclosures About Market Risk                  19

Part II.          Other Information

     Item 6.      (a)   Exhibits                                                               20

                  (b)   Reports on Form 8-K                                                    20

Signature Page                                                                                 21

Exhibit Index                                                                                  22

                  (11)   Statement re Computation of Per Share Earnings                        23

                  (27)   Financial Data Schedule (for SEC purposes only, not
                                  enclosed herewith)


                             SYNOVUS FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments consisting of normally recurring accruals which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Synovus Financial Corp. (Synovus) consolidated financial statements and related notes appearing in Synovus' 1999 annual report previously filed on Form 10-K.

Note B - Supplemental Cash Flow Information
-------------------------------------------

For the nine months ended September 30, 2000 and 1999, Synovus paid income taxes (net of refunds received) of $114.6 million and $80.0 million, and interest of $366.6 million and $268.1 million, respectively.

Noncash investing activities consisted of loans of approximately $6.7 million and $3.3 million, which were foreclosed and transferred to other real estate during the nine months ended September 30, 2000 and 1999, respectively.

Note C - Comprehensive Income
-----------------------------

Other comprehensive income (loss) for Synovus consists of unrealized gains (losses) on securities available for sale and foreign currency translation adjustments. Comprehensive income consists of net income plus other comprehensive income (loss). Comprehensive income for the three months ended September 30, 2000 and 1999 was $79.6 million and $59.3 million, respectively. Comprehensive income for the nine months ended September 30, 2000 was $201.7 million compared to $137.8 million for the nine months ended September 30, 1999.

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

Note E - Operating Segments
---------------------------

Synovus has two reportable segments: banking operations and transaction processing services. The banking operations segment is predominately involved in commercial banking activities and also provides retail banking, trust, mortgage, insurance, and brokerage services. The transaction processing services segment consists primarily of operations at Total System Services, Inc. (TSYS), which is primarily credit, debit, commercial and private label card processing. The transaction processing services segment also includes related services to banks and other card issuing institutions, the debt collection and bankruptcy management operations at TSYS Total Debt Management, Inc. (TDM), and the software solutions for commercial card management programs offered by ProCard. All inter-segment services provided are charged at the same rates as those charged to unaffiliated customers. Such services are included in the revenues and net income of the respective segments and are eliminated to arrive at consolidated totals.

Segment information as of and for the three and nine months ended September 30, 2000 and 1999 is presented below:

Three months ended September 30, 2000 and 1999

----------------------------------------------------------------------------------------------------------------
                                                                Transaction
                                                  Banking       Processing
(In thousands)                                  Operations      Services (c)     Eliminations       Consolidated
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Interest income and non-             2000      $329,606            161,419       (3,162)  (a)          $487,863
  interest income                    1999       267,812            147,147       (2,377)  (a)           412,582
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Income before taxes                  2000        74,002             31,157       (3,692)  (b)           101,467
                                     1999        66,085             27,059       (3,257)  (b)            89,887
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Income tax expense                   2000        26,138             10,598       -                       36,736
                                     1999        23,296              8,586       -                       31,882
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Net Income                           2000        47,864             20,559       (3,692)  (b)            64,731
                                     1999        42,789             18,473       (3,257)  (b)            58,005
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Total Assets                         2000    13,645,409            547,936      (88,188)  (d)        14,105,157
                                     1999    11,581,678            435,475      (40,062)  (d)        11,977,091
----------------------------------------------------------------------------------------------------------------

Nine months ended September 30, 2000 and 1999

----------------------------------------------------------------------------------------------------------------
                                                                Transaction
                                                  Banking       Processing
(In thousands)                                  Operations      Services (c)     Eliminations       Consolidated
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Interest income and non-             2000      $945,678            476,580       (8,947)  (a)        $1,413,311
  interest income                    1999       773,218            415,178       (5,715)  (a)         1,182,681
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Income before taxes                  2000       206,741            100,209      (12,317)  (b)           294,633
                                     1999       182,859             76,789       (9,289)  (b)           250,359
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Income tax expense                   2000        72,281             34,477       -                      106,758
                                     1999        63,780             24,528       -                       88,308
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Net Income                           2000       134,460             65,732      (12,317)  (b)           187,875
                                     1999       119,079             52,261       (9,289)  (b)           162,051
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Total Assets                         2000    13,645,409            547,936      (88,188)  (d)        14,105,157
                                     1999    11,581,678            435,475      (40,062)  (d)        11,977,091
---------------------------------------------------------------------------------------------------------------

(a) Principally, computerized data processing services revenues provided to the banking segment.
(b)  Minority interest in TSYS and GP Network Corporation.
(c) Includes equity in income of joint ventures, which is included in other operating income.
(d)  Primarily TSYS' cash deposits with the banking operations segment.

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

                        ITEM 2 - MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Summary

Net income for the nine months ended September 30, 2000 was $187.9 million, up 15.9% from the same period a year ago. Revenues (excluding securities gains and losses) increased 12.9% over the same period in 1999. Diluted net income per share for the first nine months of 2000 was $0.66, an increase of 14% over $.57 per share for the same period in 1999. Return on average assets was 1.90% and return on average equity was 19.56% for the nine months ended September 30, 2000. This compares to a return on average assets of 1.94% and a return on average equity of 18.79% for the first nine months of 1999.

Net income for the three months ended September 30, 2000 was $64.7 million, up 11.6% from the same period a year ago, and revenues increased 8.5% over the same period in 1999. Diluted net income per share was $0.23 for the third quarter, up 10% over $.21 for the same period in 1999. Return on average assets was 1.87% and return on average equity was 19.54% for the three months ended September 30, 2000. This compares to a return on average assets of 1.98% and a return on average equity of 19.65% for the third quarter of 1999.

Two major growth areas - fee income from TSYS and core commercial lending - continue to be primary contributors to the excellent increases in revenues. Continued credit quality and expense control management also positively impacted the third quarter results.

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

On September 18, 2000, Synovus signed a definitive agreement to acquire, for stock, the $212 million asset Carolina Southern Bank. Carolina Southern is headquartered in Spartanburg, South Carolina, and operates four full service offices in the Spartanburg area which will be merged with The National Bank of South Carolina, the Synovus affiliate based in Columbia, South Carolina. The acquisition is expected to be completed during the first quarter of 2001 and will be accounted for under the pooling of interests method.

Balance Sheet

During the first nine months of 2000, total assets increased $1.6 billion, resulting primarily from continued strong net loan growth of $1.4 billion or 20.4% annualized. Providing the necessary funding for the balance sheet growth during the first nine months of 2000, Synovus' deposit base grew $983.6 million, federal funds purchased and securities sold under agreement to repurchase increased $43.9 million, long-term debt consisting primarily of Federal Home Loan Bank (FHLB) advances increased $348.8 million, and shareholders' equity increased $116.9 million.

Loans

Loan growth continues to be strong in most of our markets, although it tempered slightly in the third quarter. Net loans grew by $380.3 million during the quarter, or 15.3% annualized. Compared to September 1999, net loans have increased 21.6%. The growth was led primarily by our banks in larger urban markets.

Asset Quality

Credit quality continues to be strong. However, there has been some increase in the non-performing asset and past due over 90 days ratios since year-end 1999, when those ratios were at historically-low levels. At year-end 1999, the non-performing asset ratio was at its lowest level in more than 20 years and the past due over 90 days ratio was at a historically-low level as well.

The non-performing asset ratio was .53% at September 30, 2000, compared to .38% at year-end 1999. Non-performing assets at September 30, 2000 included a nationally syndicated credit of $7 million that filed for bankruptcy in the third quarter. Without this credit the non-performing asset ratio would have been .46%. The non-performing asset ratio at June 30, 2000 was .47%. Other increases in non-performing assets since year-end 1999 are primarily related to a few isolated credits and management does not believe that they are representative of a systemic problem.

The net charge-off ratio for the three months ended September 30, 2000 was .24% unchanged from the third quarter of 1999. For the year-to-date, the net charge-off ratio was .23%, down from .29% for the same period a year ago. Loans 90 days past due and still accruing at September 30, 2000, were $37.6 million, or .36% of total loans, up from $16.9 million, or .19% of total loans at December 31, 1999. Management believes that the value of the underlying collateral securing these commercial and consumer loans is generally sufficient to cover the principal and interest on these loans and management does not expect a material increase in nonperforming assets in future periods as a result of the resolution of these delinquencies.

The reserve for loan losses was $144.0 million, or 1.38% of net loans, at September 30, 2000 compared to $127.6 million, or 1.41% of net loans, at December 31, 1999. For the nine months ended September 30, 2000, the provision for losses on loans was 1.98 times net charge-offs compared to a coverage of
1.47 times for the nine months ended September 30, 1999. The higher provision expense was due to the large increase in loan volume.

                                                                           September 30,              December 31,
(In thousands)                                                                  2000                      1999
--------------                                                           -------------------       -------------------
Nonperforming loans                                                 $                45,974                    27,924
Other real estate                                                                     9,408                     6,718
                                                                         -------------------       -------------------
Non-performing assets                                               $                55,382                    34,642
                                                                         ===================       ===================
Loans 90 days past due and still accruing                           $                37,602                    16,878
                                                                         ===================       ===================
Reserve for loan losses                                             $               143,974                   127,558
                                                                         ===================       ===================
Reserve for loan losses as a % of loans                                                1.38%                     1.41
                                                                         ===================       ===================
As a % of loans and other real estate:
    Nonperforming loans                                                                0.44%                     0.31
    Other real estate                                                                  0.09                      0.07
                                                                         -------------------       -------------------
    Non-performing assets                                                              0.53%                     0.38
                                                                         ===================       ===================
Reserve to nonperforming loans                                                       313.17%                   456.80
                                                                         ===================       ===================

Capital Resources and Liquidity

Synovus continues to maintain its capital at levels that exceed the minimum regulatory guidelines. Additionally, based on internal calculations and previous regulatory exams, each of Synovus' subsidiary banks is currently in compliance with regulatory capital guidelines. Synovus' total risk-based capital was $1.545 billion at September 30, 2000, compared to $1.411 billion at December 31, 1999. The ratio of total risk-based capital to risk-weighted assets was 12.81% at September 30, 2000 compared to 13.77% at December 31, 1999. The leverage ratio at the end of the third quarter of 2000 was 10.19% compared to 10.52% at the end of 1999. The equity-to-assets ratio was 9.53% at September 30, 2000 compared to 9.78% at year-end 1999. The consolidated equity-to-assets ratio, exclusive of net unrealized gains (losses) on investment securities available for sale, was 9.61% at September 30, 2000, compared to 9.97% at year-end 1999.

Synovus' liquidity position decreased moderately to 26.90% at September 30, 2000, compared to 29.46% at December 31, 1999, due to the majority of earning assets growth being in loans. Additionally, the maturity mix of investment securities and loans has not changed significantly during the first nine months of 2000.

During the nine months ended September 30, 2000, on an annualized basis, net loans increased by 20.4% while deposits increased by 13.9%. Due to the continued strong loan growth, our funding mix has continued to change during 2000, compared to the funding mix we had at December 31, 1999. Accordingly, long-term debt (primarily in the form of FHLB advances) and short-term fundings (consisting mostly of federal funds purchased) increased by a total of $392.7 million when compared to December 31, 1999.

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

Additionally, Synovus subsidiary banks have access to overnight federal funds lines with various financial institutions, which total approximately $2.1 billion, that can be drawn upon for short-term liquidity needs. Synovus also has access to a $65 million line of credit.

On November 9, 2000, Synovus filed a Registration Statement on Form S-3 with the Securities and Exchange Commission relating to a planned public offering of $200 million Senior Notes Due in 2005. Synovus intends to use the net proceeds from this offering to repay borrowings outstanding under its line of credit and for general corporate purposes. There can be no assurance that this offering will be completed.

During the third quarter of 1999, TSYS officially opened the first phase of its Riverfront Campus and completed moving its downtown employees to the facility. TSYS is leasing the Riverfront Campus under an operating lease. The lease provides for a residual value guarantee of up to $81.3 million and includes purchase options at the original cost of the property. Real estate taxes, insurance, maintenance and operating expenses applicable to the leased property are obligations of TSYS. TSYS did not renew several leases at the end of September 1999 and sold two of its vacated buildings. The Campus has allowed TSYS to consolidate several locations into one facility to improve efficiencies.

The consolidated statements of cash flows detail Synovus' cash flows from operating, investing, and financing activities. Operating activities provided net cash of $283.9 million during the first nine months of 2000, while $1.4 billion was provided by financing activities. Investing activities utilized $1.7 billion of this amount, resulting in a decrease in cash and cash equivalents of $43.5 million.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the first nine months of 2000 were $13.2 billion, up 18.1% over the first nine months of 1999. Average earning assets were up 18.7% in the first nine months of 2000 over the same period a year ago and represented 90.9% of average total assets. When compared to the same period last year, average deposits increased $908.9 million, average federal funds purchased and securities sold under agreement to repurchase increased $586.8 million, average long-term debt consisting primarily of Federal Home Loan Bank advances increased $319.9 million, and average shareholders' equity increased $129.4 million. This growth provided the funding for the $1.7 billion growth in average net loans, the $122.3 million increase in average investment securities and the $36.7 million increase in average federal funds sold.

Net interest income was $418.8 million for the nine months ended September 30, 2000, up $41.8 million, or 11.1% over the $377.0 million reported for the nine months ended September 30, 1999. Net interest income, on a tax-equivalent basis, for the first nine months of 2000 increased $41.9 million, or 11.1%, over the same period in 1999.

Net interest income was $140.2 million for the third quarter of 2000, up $9.6 million, or 7.4%, over the $130.6 million reported for the third quarter of 1999. Net interest income, on a tax-equivalent basis, for the third quarter of 2000 increased $9.6 million, or 7.3%, over the third quarter of 1999.

The year-to-date net interest margin was 4.76%, down thirty-three basis points from the same period last year. This decrease resulted from a thirty-eight basis point increase in the yield on earning assets, which was offset by a seventy-one basis point increase in the effective cost of funds. The increased yield on earning assets was due to higher yields on investment securities, loans, and federal funds sold. The increased loan yields were primarily due to a 127 basis point increase in the average prime rate from the first nine months of 1999 compared to the first nine months of 2000. The increased effective cost of funds was due to higher average rates paid on interest-bearing funding. Funding pressure from very strong loan growth has required that we increase the utilization of purchased funds, primarily federal funds, FHLB advances, and wholesale certificates of deposit. While continued strong loan growth could extend this pressure, we believe that our continued focus on growing core deposits will mitigate this trend.

The tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% federal income tax rate.


                                                              Nine Months Ended                     Three Months Ended
                                                                September 30,                          September 30,
                                                     ------------------------------------   ------------------------------------
(In thousands)                                             2000               1999               2000                1999
--------------
                                                     -----------------   ----------------   ----------------    ----------------
Interest income                                   $           802,833            647,376            283,564             225,643
Taxable-equivalent adjustment                                   4,492              4,336              1,471               1,451
                                                     -----------------   ----------------   ----------------    ----------------
Interest income, taxable-equivalent                           807,325            651,712            285,035             227,094
Interest expense                                              384,043            270,378            143,323              95,009
                                                     -----------------   ----------------   ----------------    ----------------
Net interest income, taxable-equivalent           $           423,282            381,334            141,712             132,085
                                                     =================   ================   ================    ================

Non-Interest Income

Total non-interest income during the first nine months of 2000 increased $75.2 million, or 14.0%, over the same period in 1999. This increase in non-interest income resulted primarily from higher transaction processing services revenues which increased $55.8 million, or 13.7%, during the nine months ended September 30, 2000, over the same period in 1999. Transaction processing revenues as a percentage of consolidated revenues were 45.4% up from 44.9% a year ago.

For the year-to-date, banking operations' non-interest income increased 12.9%, or $16.6 million, compared to the same period a year ago. The growth in fee income was led by credit card fees (up $2.5 million, or 23.3%), brokerage (up $1.2 million, or 11.6%), trust services (up $1.6 million, or 10.5%), and service charges on deposits (up $4.2 million, or 8.2%). Additionally, other operating income for the first nine months of 2000 included a $6.6 million gain from the sale of five bank branches in the first quarter of 2000 and in 1999 a $2.6 million gain from the sale of a corporate investment.

Total non-interest income during the quarter ended September 30, 2000, increased $17.4 million, or 9.3%, over the third quarter of 1999. The increase in non-interest income resulted primarily from higher transaction processing services revenues, which increased $12.5 million, or 8.7%, during the quarter ended September 30, 2000, over the same period in 1999. For the quarter, banking operations' non-interest income grew 11.2%, with increases in trust service fees of 10%, credit card fees of 24%, brokerage revenues of 9%, mortgage banking of 16%, and service charges on deposits of 7% over the third quarter 1999.

Transaction processing services revenue is derived principally from the servicing of individual bankcard accounts for the card-issuing customers of TSYS. TSYS' revenues from bankcard data processing services increased $40.5 million, or 12.1%, for the nine months ended September 30, 2000 compared to the same period in 1999. Increased revenues from bankcard data processing services are attributable to the growth in the card portfolios of existing customers, as well as cardholder accounts of new customers converted to THE TOTAL SYSTEM(R). Increases in the volumes of authorizations and transactions associated with the additional cardholder accounts also contributed to the increased revenues. Processing contracts with large customers, representing a significant portion of TSYS' total revenues, generally provide for discounts on certain services based on the size and activity of customers' portfolios. As a result, bankcard data processing revenues and the related margins are influenced by the customer mix relative to the size of customer bankcard portfolios, as well as the number and activity of individual cardholder accounts processed for each customer.

Average cardholder accounts on file for the nine months ended September 30, 2000 were 195.1 million, a 13.0% increase over the 172.6 million average cardholder accounts on file for the same period last year. Cardholder accounts on file at September 30, 2000, were 186.6 million, a 6.4% decrease compared to the 199.3 million accounts on file at September 30, 1999. The change in the number of cardholder accounts on file from September 1999 to September 2000 included a decrease of 36.4 million accounts related to the deconversion of and/or purging of inactive accounts by certain customers, offset by internal growth of existing customers of 22.1 million accounts, and approximately 1.6 million accounts of new customers.

A significant amount of TSYS' revenues is derived from long-term contracts with large customers, including certain major customers. For the three months ended September 30, 2000 and 1999, TSYS had three major customers. The three major customers for the quarter and nine months ended September 30, 2000 accounted for approximately 37.4% and 36.5% of total revenues, respectively. For the three months ended September 30, 1999, TSYS also had three major customers that accounted for 39.0%, or $53.6 million, of total revenues. For the nine months ended September 30, 1999, TSYS had two major customers that accounted for 29.6% of total revenues, or $115.9 million. The loss of one of TSYS' major customers, or other significant customers, could have a material adverse effect on TSYS' financial condition and results of operations.

On February 26, 1999, CITIBANK notified TSYS of its decision to terminate UCS' processing agreement with TSYS for consumer credit card accounts at the end of its original term on August 1, 2000. The deconversion of the consumer credit accounts occurred during May 2000; however, TSYS continued to receive contractually obligated minimum processing fees from UCS until August 1, 2000. TSYS' management believes that CITIBANK will not be a major customer for the year 2000. TSYS' management further believes that the loss of revenues from UCS for the months of August through December 2000, combined with decreased expenses from the reduction in hardware and software and the redeployment of personnel, should not have a material adverse effect on TSYS' financial condition or results of operations for the year ending December 31, 2000.

Non-Interest Expense

Total non-interest expense for the nine months ended September 30, 2000, increased $61.8 million, or 9.8%, over the same period in 1999. Management analyzes non-interest expense in two separate components: banking operations and transaction processing services. The following table summarizes this data for the first nine months of 2000 and 1999.


                                                               2000                              1999
                                                  -------------------------------  ----------------------------------
                                                                   Transaction                        Transaction
                                                                    Processing                         Processing
(In thousands)                                      Banking          Services         Banking           Services
--------------
                                                  -------------   ---------------  ---------------  -----------------
Salaries and other personnel expenses           $      182,892           190,927          166,973            166,655
Net occupancy and equipment expense                     44,834           119,896           41,264            110,292
Other operating expenses                                85,023            65,501           80,706             61,422
                                                  -------------   ---------------  ---------------  -----------------
Total non-interest expense                      $      312,749           376,324          288,943            338,369
                                                  =============   ===============  ===============  =================

Banking operations' non-interest expense increased $23.8 million, or 8.2%, for the nine months ended September 30, 2000, compared to the same period in 1999. During the third quarter of 2000, non-interest expense increased $3.8 million, or 4.0%, over the same period in 1999. Salaries and other personnel expenses, the largest component of non-interest expense, increased $15.9 million, or 9.5%, year-to-date over 1999. This increase is due to annual salary adjustments as well as slightly higher incentive compensation expense in 2000. The number of full-time equivalent employees at September 30, 2000 was 5,195, largely unchanged from 5,173 a year ago, a trend that has been tempered by our continued efforts in expense control management. Net occupancy and equipment expense increased $3.6 million or 8.7% due primarily to increased depreciation on computer equipment that was added as a result of the conversion to a new core processing system, as well as increased service contract expenses on this equipment. The banking operations' efficiency ratio was 56.67% in the first nine months of 2000, compared to 58.32% a year ago.

Approximately 96% of total transaction processing services non-interest expense relates to TSYS, with the remainder related to TDM and ProCard. The following paragraphs provide an analysis of the non-interest expense components at TSYS. Non-interest expense related to TSYS increased 5.4% and 10.1% for the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. Employment expenses increased 14.7% for the nine months ended September 30, 2000, compared to the same period in 1999. The increase in employment expenses is due to growth in the number of employees, normal salary increases and related benefits. This change was offset by $6.9 million invested in software development costs and contract acquisition costs for the nine months ended September 30, 2000. The majority of the software development costs were related to the development of a commercial card system for TS2 which began in May 1998 and is expected to be substantially completed in 2001. The average number of employees in the first nine months of 2000 was 4,490, a 14.0% increase over the first nine months of 1999.

Net occupancy and equipment expense at TSYS increased 8.3% for the nine months ended September 30, 2000, over the same period in 1999. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, increased 1.6% to $58.8 million during the first nine months of 2000, compared to $57.8 million in the same period in 1999. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved to a large extent through operating leases. However, growth in this expense category has been tempered by cost controls and improved productivity.

Other operating expenses at TSYS increased 1.9% for the nine months ended September 30, 2000, compared to the same period in 1999. The growth in other operating expenses is primarily due to increased business development costs associated with exploring new business opportunities, both domestically and internationally; the establishment of international offices and a data processing center in the UK; increased transaction processing expenses associated with the increase in the volume of accounts processed; and an increase in the amortization of contract acquisition costs. The conversions of Sears, Royal Bank, and Canadian Tire Acceptance Limited, begun in March 1999 and completed early in the second quarter of 1999, contributed to the increase in amortization of contract acquisition costs. These increases were partially offset by expense control measures and a decrease in management fees paid to Synovus for certain human resource functions, which TSYS assumed in 2000.

TSYS expensed $725,000 as marketing costs related to its investment in a marketing joint venture.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2000, was $106.8 million compared to $88.3 million for the same period a year ago. Income tax expense for the third quarter of 2000 was $36.7 million compared to $31.9 million in the third quarter of 1999. The effective tax rate for the nine months of 2000 was 36.2% compared to 35.3% for the same period in 1999.

Three Year Outlook

Synovus currently expects to grow earnings per share during the next three years (2001-2003) by 15-18% annually. Synovus expects at least 15% growth in earnings per share in 2001 and to be at the top of the 15-18% range by 2003. In estimating expected growth in earnings per share, Synovus assumed, among other things, that:

     . Core banking net income will increase between 11-12% annually, with net interest margins remaining stable, annual loan growth will be in the 10-11% range, and credit quality trends will remain at current levels.

     . Wealth management revenues (trust, brokerage, and insurance) will increase between 25-30% annually with the complete integration and sales efforts of traditional bankers, trust, brokerage, insurance, and private banking team members.

     . TSYS will increase net income between 20-25% annually with expansion of the core businesses both domestically and internationally and additional product development and sales of these products, such as stored value products and e-commerce enabler systems.

     . Increases in banking operations expenses will not exceed 4% annually over the next three years.

Year 2000 Readiness Disclosure

Many computer programs were written with a two-digit date field. If these programs were not made Year 2000 compliant, they would not be able to correctly process date information for the year 2000 and beyond. Remediation efforts went beyond Synovus' internal computer systems and required coordination with customers, vendors, government entities and other third parties to assure that their systems and related interfaces were compliant. Failure to achieve timely remediation of Synovus' critical programs and computer systems for the Year 2000 would have had a material adverse effect on Synovus' financial condition and results of operations.

Synovus experienced a smooth transition in passing the century date changeover. TSYS did not experience any significant internal or external issues concerning Y2K, and all Synovus companies, systems, facilities and clients processed have continued to process without incident since the date changeover. Synovus continues to monitor Y2K issues by overseeing critical tasks during the year 2000. Heightened coverage of year-end 2000 processing is planned, and Synovus intends to maintain its monitoring process to evaluate any problems.

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


                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    (11)  Statement re Computation of Per Share Earnings

    (27)  Financial Data Schedule (for SEC purposes only, not enclosed herewith)

(b) Reports on Form 8-K

    The following reports on Form 8-K were filed during or subsequent to the third quarter of 2000.

    (1)   The report filed on July 5, 2000, included the following event:

     On July 5, 2000, TSYS announced that it expects its 2000 net income to exceed its 1999 net income by 25% and expects its earnings per share to be $.44.

     (2)  The report filed on August 9, 2000, included the following event:

     On August 9, 2000, TSYS announced the signing of a definitive card processing agreement with The Royal Bank of Scotland Group plc for TSYS to process Royal Bank Group's seven million consumer and commercial card accounts for a ten-year period.

     (3)  The report filed on October 19, 2000, included the following events:

     On October 18, 2000, TSYS issued a press release with respect to its third quarter 2000 earnings.

     On October 19, 2000, Synovus issued a press release with respect to its third quarter 2000 earnings.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SYNOVUS FINANCIAL CORP.


Date:  November 14, 2000                  BY: /s/ Thomas J. Prescott
                                             -----------------------

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


                                            SYNOVUS FINANCIAL CORP.


Date:  November 14, 2000                    BY:/s/Thomas J.Prescott
                                            Thomas J. Prescott
                                            Executive Vice President and
                                            Chief Financial Officer