Form 10-K
period 2000-12-31
SYNOVUS FINANCIAL CORP
filed 2001-03-16
CIK 18349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 2000 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_______ to_______

Commission file number     1-10312
                             SYNOVUS FINANCIAL CORP.
             (Exact Name of Registrant as specified in its charter)

     Georgia                                                        58-1134883
(State or other jurisdiction of incorporation                  (I.R.S. Employer
 or organization)                                            Identification No.)

One Arsenal Place, 901 Front Avenue
Suite 301, Columbus, Georgia                                      31901
(Address of principal executive offices)                        (Zip Code)
(Registrant's telephone number, including area code)          (706) 649-5220

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock, $1.00 Par Value            New York Stock Exchange
Common Stock Purchase Rights             New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                  YES    X                             NO___________
                     --------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 15, 2001, 285,356,720 shares of the $1.00 par value common stock of Synovus Financial Corp. were outstanding, and the aggregate market value of the shares of $1.00 par value common stock of Synovus Financial Corp. held by non-affiliates was approximately $5,676,157,000 (based upon the closing per share price of such stock on said date).

         Portions of Registrant's Proxy Statement, including Financial Appendix, dated March 15, 2001 are incorporated in Parts I, II, III and IV of this report.

                Registrant's Documents Incorporated by Reference

                                                     Part Number and Item
Document Incorporated                                Number of Form 10-K Into
by Reference                                         Which Incorporated
---------------------                               ---------------------------

Pages F-9 and F-10, F-17 and F-18,               Part I, Item 1, Business
F-21, and F-27 through F-48
of the Financial Appendix to Registrant's
Proxy Statement in connection with
its Annual Shareholders' Meeting to be
held on April 25, 2001

Pages F-14 through F-17                          Part I, Item 2, Properties
of the Financial Appendix to Registrant's
Proxy Statement in connection with
its Annual Shareholders' Meeting
to be held on April 25, 2001

Pages F-15 through F-17 of                       Part I, Item 3, Legal
the Financial Appendix to Registrant's           Proceedings
Proxy Statement in connection with its Annual
Shareholders' Meeting to be
held on April 25, 2001

Pages F-44 and F-45                              Part II, Item 5, Market
of the Financial Appendix to Registrant's        for Registrant's Common
Proxy Statement in connection with               Equity and Related
its Annual Shareholders' Meeting to be           Stockholder Matters
held on April 25, 2001

Page F-26 of the Financial                       Part II, Item 6,
Appendix to Registrant's                         Selected Financial Data
Proxy Statement in connection with
its Annual Shareholders' Meeting to be
held on April 25, 2001

Pages F-27 through F-48                          Part II, Item 7,
of the Financial Appendix to Registrant's        Management's Discussion
Proxy Statement in connection with               and Analysis of Financial
its Annual Shareholders' Meeting to be           Condition and Results of
held on April 25, 2001                           Operations

Pages F-42 and F-43 of the Financial             Part II, Item 7A, Quantitative
Appendix to Registrant's Proxy                   and Qualitative Disclosures
Statement in connection with                     About Market Risk
its Annual Shareholders' Meeting to be
held on April 25, 2001

Pages F-2 through F-23, F-25, and F-48           Part II, Item 8,
of the Financial Appendix to Registrant's        Financial Statements and
Proxy Statement in connection with               Supplementary Data
its Annual Shareholders' Meeting to be
held on April 25, 2001

Pages 3 through 6, 9, and 27                     Part III, Item 10,
of Registrant's Proxy                            Directors and Executive
Statement in connection with                     Officers of the Registrant
its Annual Shareholders' Meeting
to be held April 25, 2001

Pages 8 and 9, 13 through 16, and                Part III, Item 11,
19 and 20 of Registrant's Proxy                  Executive Compensation
Statement in connection with its Annual
Shareholders' Meeting
to be held April 25, 2001

Pages 9 through 11, and 21 through               Part III, Item 12,
25 of Registrant's Proxy Statement               Security Ownership of
in connection with its Annual                    Certain Beneficial Owners
Shareholders' Meeting to be held                 and Management
April 25, 2001

Pages 20 and 21, and 24 through 27               Part III, Item 13,
of Registrant's Proxy Statement in               Certain Relationships
connection with its Annual Shareholders'         and Related Transactions
Meeting to be held April 25, 2001

Pages F-2 through F-23, and F-25                 Part IV, Item 14,
of the Financial Appendix to                     Exhibits, Financial Statement
Registrant's Proxy Statement in                  Schedules and Reports on
connection with its Annual Shareholders'         Form 8-K
Meeting to be held on April 25, 2001

                                Table of Contents

Item No.          Caption                                               Page No.
--------          -------                                               --------

Part I

   Safe Harbor Statement                                                       1

         1.   Business                                                         2

         2.   Properties                                                      11

         3.   Legal Proceedings                                               11

         4.   Submission of Matters to a Vote of                              12
                Security Holders

Part II

         5.   Market for Registrant's Common Equity                           12
                and Related Stockholder Matters

         6.   Selected Financial Data                                         12

         7.   Management's Discussion and Analysis                            12
                of Financial Condition and Results
                of Operations

         7A.  Quantitative and Qualitative Disclosures About Market Risk      13

         8.   Financial Statements and Supplementary Data                     13

         9.   Changes In and Disagreements With                               13
                Accountants on Accounting and Financial Disclosure

Part III

         10.  Directors and Executive Officers of the Registrant              13

         11.  Executive Compensation                                          13

         12.  Security Ownership of Certain                                   13
                Beneficial Owners and Management

         13.  Certain Relationships and Related                               14
                Transactions

Part IV

         14.  Exhibits, Financial Statement Schedules,                        14
                and Reports on Form 8-K

                                     Part I

Safe Harbor Statement

         Certain statements contained in this Annual Report on Form 10-K and the exhibits hereto which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in future filings by Synovus Financial Corp. ("Synovus") with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Synovus or it's management or Board of Directors, including those relating to banking and non-banking products or services;
(iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

         Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertanties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements. These factors include, but are not limited to:
(i) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (iii) inflation, interest rate, market and monetary fluctuations; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (v) changes in consumer spending, borrowing and saving habits; (vi) technological changes are more difficult or expensive than anticipated; (vii) acquisitions; (viii) the ability to increase market share and control expenses; (ix) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which Synovus and its subsidiaries must comply; (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board or other authoritative bodies;
(xi) changes in Synovus' organization, compensation and benefit plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xiii) the success of Synovus at managing the risks involved in the foregoing.

         Such forward-looking statements speak only as of the date on which such statements are made, and Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

Item 1.  Business

Business and Business Segments

         Synovus is a $14.9 billion asset financial services company which is a registered bank holding company. Synovus conducts a broad range of financial services through its banking and non-banking subsidiaries at more than 200 locations. Synovus is based in Columbus, Georgia and its stock is traded on the New York Stock Exchange under the symbol "SNV."

         Synovus is engaged in two reportable business segments: banking (which is primarily involved in commercial banking activities and also provides retail banking, trust services, mortgage banking, securities brokerage and insurance services), and transaction processing (which includes consumer credit, debit, commercial, retail and stored value card processing and related services as well as debt collection and bankruptcy management services and the provision of software solutions for commercial card management programs). See Note 16 of Notes to Consolidated Financial Statements on page F-21 of the Financial Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 25, 2001 which is specifically incorporated herein by reference.

Banking and Bank-Related Subsidiaries and Services

         Synovus currently has 39 wholly owned first and second tier banking subsidiaries located in four states (the "Banks"). Of the 39 bank subsidiaries, 26 are located in Georgia (including an internet only bank which offers stored value card products) and earn 61% of banking operations' revenues, seven are located in Alabama and earn 18% of banking operations' revenues, one is located in South Carolina and earns 14% of banking operations' revenues and five are located in Florida and earn 7% of banking operations' revenues.

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

         The bank-related wholly owned subsidiaries of Synovus are: (1) Synovus Securities, Inc., Columbus, Georgia, which specializes in professional portfolio management for fixed-income securities, the execution of securities transactions as a broker/dealer and the provision of individual investment advice on equity and other securities; (2) Synovus Trust Company, Columbus, Georgia, one of the southeast's largest providers of trust services; (3) Synovus Mortgage Corp., Birmingham, Alabama, which offers mortgage services; (4) Synovus Insurance Services, Columbus, Georgia, which offers insurance agency services; and
(5) Creative Financial Group, LTD. and R.A. Securities, Inc., Atlanta, Georgia, which provide financial planning services.

Transaction Processing and Other Affiliates and Services

         Synovus has two wholly owned subsidiaries included in the transaction processing services segment: (1) ProCard, Inc., Golden, Colorado, which offers software solutions for commercial card management programs; and (2) TSYS Total Debt Management, Inc., Atlanta, Georgia, which provides debt collection and bankruptcy management services.

Total System Services, Inc.

         Business. Established in 1983 as an outgrowth of an on-line accounting and bankcard data processing system developed for Synovus' subsidiary, Columbus Bank and Trust Company, Total System Services, Inc. ("TSYS") is now one of the world's largest electronic payments processors of consumer credit, debit, commercial, stored value and retail cards. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol "TSS," TSYS provides the electronic link between buyers and sellers with a comprehensive on-line system of data processing services servicing issuing institutions throughout the United States, Canada, Mexico, Honduras and the Caribbean, representing more than 195 million cardholder accounts on file as of December 31, 2000. TSYS will begin offering its services to financial institutions in Europe in 2001 and currently offers merchant services to financial institutions and other organizations in Japan. TSYS also offers value added products and services, such as credit evaluation, fraud control and marketing, to support its core processing services. Synovus owns 80.8 percent of TSYS.

         TSYS has five wholly owned subsidiaries: (1) Columbus Depot Equipment Company, which sells and leases computer related equipment associated with TSYS' transaction processing services; (2) TSYS Total Solutions, Inc., which provides mail and correspondence processing services, teleservicing, data documentation capabilities, offset printing, customer service, collections and account solicitation services; (3) Columbus Productions, Inc., which provides full-service commercial printing and related services; (4) TSYS Canada, Inc., which provides programming support and assistance with the conversion of card portfolios to TS2; and (5) DotsConnect, Inc., which delivers e-payments software that allows buyers and sellers to conduct commerce electronically.

         TSYS also holds: (1) a 49% equity interest in a joint venture company named Total System Services de Mexico, S.A. de C.V., which provides credit card related processing services to Mexican banks; (2) a 50% interest in Vital Processing Services L.L.C., a joint venture with Visa U.S.A. Inc., that offers fully integrated merchant transaction and related electronic information services to financial and nonfinancial institutions and their merchant customers; and (3) a 53% equity interest in GP Network Corporation, a company which provides merchant processing services to financial institutions and retailers in Japan.

         Seasonality. Due to the seasonal nature of the credit card industry, TSYS' revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season.

         Major Customers. A significant amount of TSYS' revenues are derived from long-term contracts with significant customers, including certain major customers. For the year ended December 31, 2000, Bank of America Corporation, Providian Financial Corporation and Sears Roebuck & Co. accounted for approximately 15%, 11% and 10%, respectively, of TSYS' total revenues. As a result, the loss of Bank of America Corporation, Providian Financial Corporation or Sears Roebuck & Co., or other major or significant customers, could have a material adverse effect on TSYS' financial condition and results of operations.

         See "Non-Interest Income" under the "Financial Review" Section on pages F-30 through F-32, "Non-Interest Expense" under the "Financial Review" Section on pages F-32 and F-33, and Note 16 of Notes to Consolidated Financial Statements on page F-21 of the Financial Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 25, 2001 which are specifically incorporated herein by reference.

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

Acquisitions

         Synovus has pursued a strategy of acquiring banks and financial services companies which are used to augment Synovus' internal growth. See
Note 2 of Notes to Consolidated Financial Statements on pages F-9 and F-10 and "Acquisitions" under the "Financial Review" Section on page F-27 of the Financial Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 25, 2001 which are specifically incorporated herein by reference.

Supervision, Regulation and Other Factors

         General. Synovus is a registered bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System ("Board") under the Bank Holding Company Act ("BHC Act"), and by the Georgia Banking Department under the bank holding company laws of the State of Georgia. Synovus' affiliate national banking associations are subject to regulation and examination primarily by the Office of the Comptroller of the Currency ("OCC") and, secondarily, by the Federal Deposit Insurance Corporation ("FDIC") and the Board. Synovus' state-chartered banks are subject to primary federal regulation and examination by the FDIC and, in addition, are regulated and examined by their respective state banking departments. Numerous other federal and state laws, as well as regulations promulgated by the Board , the state banking regulators, the OCC and the FDIC govern almost all aspects of the operations of the Banks. Various federal and state bodies regulate and supervise Synovus' non-banking subsidiaries including its brokerage, investment advisory, insurance agency and processing operations. These include, but are not limited to, the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., federal and state banking regulators and various state regulators of insurance and brokerage activities.

         Recent Legislation. On November 12, 1999, former President Clinton signed into law legislation that allows bank holding companies to engage in a wider range of non-banking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Board, in consultation with the Secretary of the Treasury, determines by regulation or order is: (1) financial in nature; (2) incidental to any such financial activity; or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. This Act makes significant changes in U.S. banking law, principally by repealing certain restrictive provisions of the 1933 Glass-Steagall Act. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Board under Section 4(c)(8) of the BHC Act. The Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act. Synovus became a financial holding company in April 2000.

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

         In addition to the Act, there have been a number of legislative and regulatory proposals that would have an impact on bank/financial holding companies and their bank and non-bank subsidiaries. It is impossible to predict whether or in what form these proposals may be adopted in the future and if adopted, what their effect will be on Synovus.

         Pooling-of-Interests Accounting. In 1999 the Financial Accounting Standards Board ("FASB") published an Exposure Draft, Business Combinations and Intangible Assets, which would have prohibited the use of the pooling-of-interests method of accounting for business combinations initiated after the issuance date of the final Statement. The Exposure Draft would have also reduced the 40-year maximum amortization period for goodwill to 20 years and replaced the 40-year maximum amortization period for intangible assets other than goodwill with the presumption that the useful economic life is 20 years or less. However, it would have required that an identifiable intangible asset that is determined to have an indefinite economic life and an observable market value not be amortized.

         During February 2001, the FASB issued a revised Exposure Draft which contains the FASB's tentative decisions requiring use of a nonamortization approach to account for purchased goodwill. Under this revised approach, goodwill would not be amortized to earnings. Instead, it would be reviewed for impairment and written down and expensed against earnings only in the periods in which the recorded value of the goodwill exceeded its implied fair value. In addition, the FASB reconfirmed the proposals to prohibit use of the pooling-of-interest method for transactions initiated after issuance of the final Statement. Currently, the revised Exposure Draft is issued for public comments. The FASB expects to issue a final Statement during the second quarter of 2001.

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

         The primary sources of funds for Synovus' payment of dividends to its shareholders are dividends and fees to Synovus from its banking and nonbanking affiliates. Various federal and state statutory provisions and regulations limit the amount of dividends that the subsidiary banks of Synovus may pay. Pursuant to the regulations of the Georgia Banking Department, a Georgia bank must have approval of the Georgia Banking Department to pay cash dividends if, at the time of such payment: (i) the ratio of Tier 1 Capital to its adjusted total assets is less than 6%; (ii) the aggregate amount of dividends to be declared or anticipated to be declared during the current calendar year exceeds 50% of its net after-tax profit for the previous calendar year; or (iii) its total classified assets in its most recent regulatory examination exceeded 80% of its Tier 1 Capital plus its allowance for loan losses as reflected in the examination. In general, the approval of the Alabama Banking Department and the Florida Banking Department, as applicable, is required if the total of all dividends declared by an Alabama or Florida bank, as the case may be, in any year would exceed the total of its net profits (as defined) for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. In addition, the approval of the OCC is required for a national bank to pay dividends in excess of the bank's retained net income (as defined) for the current year plus retained net income for the preceding two years.

         Federal and state banking regulations applicable to Synovus and its banking subsidiaries require minimum levels of capital which limit the amounts available for payment of dividends. See "Parent Company" under the "Financial Review" Section on page F-46 and Note 11 of Notes to Consolidated Financial Statements on pages F-17 and F-18 of the Financial Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 25, 2001 which are specifically incorporated herein by reference.

         Capital Requirements. Synovus is required to comply with the capital adequacy standards established by the Board and its banking subsidiaries must comply with similar capital adequacy standards established by the OCC and FDIC, as applicable. There are two basic measures of capital adequacy for bank holding companies and their banking subsidiaries that have been promulgated by the Board, the FDIC and the OCC: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company or a bank to be considered in compliance. See "Capital Resources" and "Dividends" under the "Financial Review" Section on pages F-44 and F-45 and Note 11 of Notes to Consolidated Financial Statements on pages F-17 and F-18 of the Financial Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 25, 2001 which are specifically incorporated herein by reference.

         Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC insured depository institutions that fail to meet applicable capital requirements. See "Prompt Corrective Action."

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

         Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement

Act of 1991 ("FDICIA") establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system the federal banking regulators are required to rate supervised institutions on the basis of five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

         Pursuant to FDICIA, the Board, the FDIC, the OCC and the Office of Thrift Supervision ("OTS") have adopted regulations setting forth a five-tier scheme for measuring the capital adequacy of the financial institutions they supervise. Under the regulations, an institution would be placed in one of the following capital categories: (i) well capitalized (an institution that has a Total Capital ratio of at least 10%, a Tier 1 Capital ratio of at least 6% and a Tier 1 Leverage Ratio of at least 5%); (ii) adequately capitalized (an institution that has a Total Capital ratio of at least 8%, a Tier 1 Capital ratio of at least 4% and a Tier 1 Leverage Ratio of at least 4%); (iii) undercapitalized (an institution that has a Total Capital ratio of under 8%, a Tier 1 Capital ratio of under 4% or a Tier 1 Leverage Ratio of under 4%); (iv) significantly undercapitalized (an institution that has a Total Capital ratio of under 6%, a Tier 1 Capital ratio of under 3% or a Tier 1 Leverage Ratio of under 3%); and (v) critically undercapitalized (an institution whose tangible equity is not greater than 2% of total tangible assets). The regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines (i) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (ii) that the institution has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. Supervisory actions by the appropriate federal banking regulator depend upon an institution's classification within the five categories. Synovus' management believes that Synovus and its significant bank subsidiaries have the requisite capital levels to qualify as well capitalized institutions under the FDICIA regulations. See Note 11 of Notes to Consolidated Financial Statements on pages F-17 and F-18 of the Financial Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 25, 2001 which is specifically incorporated herein by reference.

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

         TSYS. TSYS is subject to being examined, and is indirectly regulated, by federal and state financial institution regulatory agencies which regulate the financial institutions for which TSYS provides bankcard data processing services. Matters reviewed and examined by these federal and state financial institution regulatory agencies have included TSYS' internal controls in connection with its present performance of bankcard data processing services, and the agreements pursuant to which TSYS provides such services.

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

Employees

         On December 31, 2000, Synovus had 9,672 full time employees, 4,542 of whom are employees of TSYS.

Competition

         Banking. The commercial banking business is highly competitive and the Banks compete actively with national and state banks for deposits, loans and trust accounts, and with savings and loan associations and credit unions for deposits and loans. In addition, Synovus and its banks and bank related subsidiaries compete with other financial institutions, including securities brokers and dealers, personal loan companies, insurance companies, finance companies, leasing companies, mortgage companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other services.

         As of December 31, 2000, Synovus was the second largest bank holding company headquartered in Georgia, based on assets. Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. Although the market share of Synovus varies in different markets, Synovus believes that its affiliates effectively compete with other banks and thrifts in their relevant market areas.

         Transaction Processing. TSYS encounters vigorous competition in providing card processing services from several different sources. The national market in third party card processors is presently being provided by approximately seven vendors. TSYS believes that it is the second largest third party card processor in the United States. In addition, TSYS competes with in-house processors and with software vendors which provide their products to institutions which process in-house. TSYS is presently encountering, and in the future anticipates continuing to encounter, substantial competition from card associations, data processing and card computer service firms and other such third party vendors located throughout the United States. Based upon available market share data, TSYS estimates that at the end of 2000 it held a 25% share of the domestic consumer card processing market, an 87% share of the Visa and MasterCard domestic commercial card processing market, a 17% share of the domestic retail card processing market and a 2% share of the domestic off-line debit processing market. In addition to processing cards for United States clients, TSYS also holds an approximately 42% market share of the Mexican card processing market and an approximately 20% market share of the Canadian card processing market.

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

Selected Statistical Information

         The "Financial Review" Section, which is set forth on pages F-27 through F-47 and the "Summary of Quarterly Financial Data" Section which is set forth on page F-48 of the Financial Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 25, 2001, which includes the information encompassed within "Selected Statistical Information," are specifically incorporated herein by reference.

Item 2.  Properties

         Synovus and its subsidiaries own, in some cases subject to mortgages or other security interests, or lease all of the real property and/or buildings on which it is located. All of such buildings are in a good state of repair and are appropriately designed for the purposes for which they are used.

         Synovus and its banking and bank related subsidiaries own 247 facilities encompassing approximately 1,938,744 square feet and lease 41 facilities encompassing approximately 259,761 square feet.

         See Note 7 and Note 10 of Notes to Consolidated Financial Statements on pages F-14 through F-17 of the Financial Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 25, 2001 which are specifically incorporated herein by reference.

         TSYS owns a 377,000 square foot production center which is located on a
40.4 acre tract of land in north Columbus, Georgia. Primarily a production center, this facility houses TSYS' primary data processing computer operations, statement preparation, mail handling, microfiche production, purchasing and card production, as well as other related operations.

         TSYS owns a 110,000 square foot building on a 23 acre site in Columbus, Georgia, which accommodates current and future office space needs. TSYS also owns a 104,000 square foot building on an 18 acre site in Columbus which functions as a second data center.

         TSYS entered into an operating lease for the purpose of financing its 540,000 square foot new campus type facility on approximately 46 acres of land in downtown Columbus, Georgia. The campus facility serves as TSYS' corporate headquarters and houses administrative, client contact and programming team members. The campus facility consolidated most of TSYS' multiple Columbus locations.

Item 3.  Legal Proceedings

         See Note 10 of Notes to Consolidated Financial Statements on pages F-15 through F-17 of the Financial Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 25, 2001 which is specifically incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Shares of common stock of Synovus are traded on the New York Stock Exchange under the symbol "SNV." See "Capital Resources" and "Dividends" under the "Financial Review" Section which are set forth on pages F-44 and F-45 of the Financial Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 25, 2001 which are specifically incorporated herein by reference.

Item 6.  Selected Financial Data

         The "Selected Financial Data" Section which is set forth on page F-26 of the Financial Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 25, 2001 is specifically incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The "Financial Review" Section which is set forth on pages F-27 through F-47 and the "Summary of Quarterly Financial Data" Section which is set forth on page F-48 of the Financial Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 25, 2001, which include the information encompassed by "Management's Discussion and Analysis of Financial Condition and Results of Operations," are specifically incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         See "Market Risk" under the "Financial Review" Section which is set forth on pages F-42 and F-43 of the Financial Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 25, 2001 which is specifically incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The "Summary of Quarterly Financial Data" Section which is set forth on page F-48 and the "Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders' Equity, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements and Independent Auditors' Report" Sections which are set forth on pages F-2 through F-23 and F-25 of the Financial Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 25, 2001 are specifically incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

         The "ELECTION OF DIRECTORS" Section which is set forth on pages 3 through 6, the "EXECUTIVE OFFICERS" Section which is set forth on page 9 and the "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE SECTION" which is set forth on page 27 of Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 25, 2001 are specifically incorporated herein by reference.

Item 11.  Executive Compensation

         The "DIRECTORS' COMPENSATION" Section which is set forth on pages 8 and 9, the "EXECUTIVE COMPENSATION - Summary Compensation Table; Stock Option Exercises and Grants; and Employment Contracts and Change in Control Arrangements" Sections which are set forth on pages 13 through 16 and the "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" Section which is set forth on pages 19 and 20 of Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 25, 2001 are specifically incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The "STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS" Section which is set forth on pages 9 through 11, the "PRINCIPAL SHAREHOLDERS" Section which is set forth on pages 21 through 23, and the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES
- TSYS Stock Ownership of Directors and Management" Section which is set forth on pages 24 and 25 of Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 25, 2001 are specifically incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         The "TRANSACTIONS WITH MANAGEMENT" Section which is set forth on pages 20 and 21, the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - Beneficial Ownership of TSYS Stock by Columbus Bank" Section which is set forth on page 24, the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES
- Interlocking Directorates of Synovus, Columbus Bank and TSYS" Section which is set forth on page 24, and the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - Transactions and Agreements Between Synovus, Columbus Bank, TSYS and Certain of Synovus' Subsidiaries" Section which is set forth on pages 25 through 27 of Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 25, 2001 are specifically incorporated herein by reference.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)  1.  Financial Statements

                  The following Consolidated Financial Statements of Synovus Financial Corp. and its subsidiaries are specifically incorporated by reference from pages F-2 through F-23 and F-25 of the Financial Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 25, 2001, in response to Item 8, Part II, Financial Statements and Supplementary Data.

                    Consolidated Balance Sheets - December 31, 2000 and 1999

                    Consolidated Statements of Income - Years Ended December 31, 2000, 1999 and 1998

                    Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 31, 2000, 1999 and 1998

                    Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999 and 1998

                    Notes to Consolidated Financial Statements - December 31, 2000, 1999 and 1998

                    Independent Auditors' Report

              2.  Financial Statement Schedules

                  Financial Statement Schedules - None applicable because the required information has been incorporated in the Consolidated Financial Statements of Synovus Financial Corp. and its subsidiaries incorporated by reference herein.

              3.  Exhibits

                        Exhibit
                        Number      Description
                        -------     ------------

                          3.1 Articles of Incorporation, as amended, of Synovus Financial Corp. ("Synovus") incorporated by reference to Exhibit 4(a) of Synovus' Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 23, 1990 (File No. 33-35926).

                          3.2 Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 4.2 of Synovus' Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 31, 2000 (File No. 333-38232).

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

                         10.3 Director Stock Purchase Plan of Synovus incorporated by reference to Exhibit 10.3 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Commission on March 22, 2000.

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

                         10.17 Employment Agreement of Robert V.Royall, Jr. incorporated by reference to Exhibit
                                    10.17 of Synovus' Annual Report on Form
                                    10-K for the fiscal year ended December 31, 1995, as filed with the Commission on March 25, 1996.

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

                         10.21 Employment Agreement of James H. Blanchard incorporated by reference to Exhibit 10 of Synovus' Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed with the Commission on November 15, 1999.

                         10.22 Synovus Financial Corp. 2000 Long-Term Incentive Plan incorporated by reference to
                                    Exhibit 10.22 of Synovus' Annual Report on
                                    Form 10-K for the fiscal year ended
                                    December 31, 1999, as filed with the
                                    Commission on March 22, 2000.

                         20.1 Proxy Statement, including Financial Appendix, for the Annual Meeting of Shareholders of Synovus to be held on April 25, 2001, certain specified pages of which are specifically incorporated herein by reference.

                         21.1       Subsidiaries of Synovus Financial Corp.

                         23.1       Independent Auditors' Consents.

                         24.1 Powers of Attorney contained on the signature pages of the 2000 Annual Report on Form 10-K.

                         99.1 Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2000 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

                         99.2 Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2000 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).


         Synovus agrees to furnish the Commission, upon request, a copy of each instrument with respect to issues of long-term debt. The principal amount of any individual instrument, which has not been previously filed, does not exceed ten percent of the total assets of Synovus and its subsidiaries on a consolidated basis.

         (b)  Reports on Form 8-K

         On October 19, 2000, Synovus filed a Form 8-K with the Commission in connection with the announcement of its earnings, and the earnings of Total System Services, Inc., for the third quarter of 2000.

Filings\snv\10k.doc

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SYNOVUS FINANCIAL CORP.
                                        (Registrant)

March 16, 2001                       By: /s/James H. Blanchard
                                        ----------------------------------------
                                        James H. Blanchard,
                                        Chairman of the Board and
                                        Principal Executive Officer

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


/s/William B. Turner                                      Date: March 16, 2001
--------------------------------------------
William B. Turner,
Director and Chairman of
the Executive Committee


/s/James H. Blanchard                                     Date: March 16, 2001
--------------------------------------------
James H. Blanchard,
Chairman of the Board and
Principal Executive Officer

/s/James D. Yancey                                        Date: March 16, 2001
--------------------------------------------
James D. Yancey,
President and Director


/s/Richard E. Anthony                                     Date: March 16, 2001
--------------------------------------------
Richard E. Anthony,
Vice Chairman of the Board


/s/Walter M. Deriso, Jr.                                  Date: March 16, 2001
--------------------------------------------
Walter M. Deriso, Jr.,
Vice Chairman of the Board


/s/Thomas J. Prescott                                     Date: March 16, 2001
--------------------------------------------
Thomas J. Prescott,
Executive Vice President, Treasurer,
Principal Accounting and Financial Officer


/s/Joe E. Beverly                                         Date: March 16, 2001
--------------------------------------------
Joe E. Beverly,
Director


/s/Richard Y. Bradley                                     Date: March 16, 2001
--------------------------------------------
Richard Y. Bradley,
Director


/s/C. Edward Floyd                                        Date: March 16, 2001
--------------------------------------------
C. Edward Floyd,
Director


/s/Gardiner W. Garrard, Jr.                               Date: March 16, 2001
--------------------------------------------
Gardiner W. Garrard, Jr.,
Director


/s/V. Nathaniel Hansford                                  Date: March 16, 2001
--------------------------------------------
V. Nathaniel Hansford,
Director

/s/John P. Illges, III                                    Date: March 16, 2001
---------------------------------------------
John P. Illges, III,
Director


/s/Mason H. Lampton                                       Date: March 16, 2001
--------------------------------------------
Mason H. Lampton,
Director


/s/Elizabeth C. Ogie                                      Date: March 16, 2001
--------------------------------------------
Elizabeth C. Ogie,
Director


/s/H. Lynn Page                                           Date: March 16, 2001
--------------------------------------------
H. Lynn Page,
Director


/s/Robert V. Royall                                       Date: March 16, 2001
--------------------------------------------
Robert V. Royall,
Director


/s/Melvin T. Stith                                        Date: March 16, 2001
--------------------------------------------
Melvin T. Stith,
Director


                                                          Date:
--------------------------------------------
Alfred W. Jones III,
Director



filings\SNV\con13.sig