Form 10-K/A
period 2000-12-31
SYNOVUS FINANCIAL CORP
filed 2001-04-26
CIK 18349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)
[X]      Annual report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended  2000    or
                                                       ---------
[ ]      Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from     to
                                                             ----   ------

Commission file number     1-10312

                             SYNOVUS FINANCIAL CORP.
             (Exact Name of Registrant as specified in its charter)

    Georgia                                                 58-1134883
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

One Arsenal Place, 901 Front Avenue
Suite 301, Columbus, Georgia                                  31901
(Address of principal executive offices)                      (Zip Code)
(Registrant's telephone number, including area code)          (706) 649-5220

           Securities registered pursuant to Section 12(b) of the Act:
Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
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

         The undersigned registrant hereby amends Item 14 of its Annual Report on Form 10-K for the year ended December 31, 2000 by adding Exhibit 99.1, the Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2000, and by adding Exhibit 99.2, the Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2000, as set forth below and in the attached exhibits.

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

              3.  Exhibits

                  Exhibit
                  Number           Description
                  -------          -----------
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

                         99.1 Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock
                                    Purchase Plan for the year ended December
                                    31, 2000.

                         99.2 Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock
                                    Purchase Plan for the year ended December
                                    31, 2000.

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

                                        SYNOVUS FINANCIAL CORP.
                                                 (Registrant)

April 26, 2001                          By: /s/James H. Blanchard
                                            ----------------------------------
                                           James H. Blanchard,
                                           Chairman of the Board and
                                           Principal Executive Officer







Filings\snv\11ka.doc

                                INDEX TO EXHIBITS

Exhibit
Number           Description
-------          ------------
23.1             Auditors' Consents

99.1             Annual Report on Form 11-K for the Synovus
                 Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2000.

99.2             Annual Report on Form 11-K for the Synovus
                 Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2000.