Form 10-Q
period 2001-03-31
SYNOVUS FINANCIAL CORP
filed 2001-05-15
CIK 18349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                For the Quarterly Period Ended March 31, 2001
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

               YES    X      NO


   At April 30, 2001, 290,037,102 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

                             SYNOVUS FINANCIAL CORP.
                                      INDEX

                                                                                               Page
Part I.           Financial Information                                                       Number
                                                                                              ------
     Item 1.      Financial Statements

                  Consolidated Balance Sheets (unaudited)
                  March 31, 2001 and December 31, 2000                                          3

                  Consolidated Statements of Income (unaudited)
                  Three Months Ended March 31, 2001 and 2000                                    4

                  Consolidated Statements of Cash Flows (unaudited)                             5
                  Three Months Ended March 31, 2001 and 2000

                  Notes to Consolidated Financial Statements (unaudited)                        6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          11

     Item 3.       Quantitative and Qualitative Disclosures About Market Risk                  18

Part II.          Other Information

     Item 6.      (a)   Exhibits                                                               19

                  (b)   Report on Form 8-K                                                     19

Signature Page                                                                                 20

Exhibit Index                                                                                  21


                  (11)   Statement re Computation of Per Share Earnings


                         PART I. FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                            SYNOVUS FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                         March 31,          December 31,
(In thousands, except share and per share data)                            2001                 2000
                                                                      ------------          -----------
ASSETS
Cash and due from banks                                               $    561,580              558,054
Interest earning deposits with banks                                         7,259                3,806
Federal funds sold                                                         109,604              375,765
Mortgage loans held for sale                                               216,370              108,234
Investment securities available for sale                                 2,063,315            1,807,039
Investment securities held to maturity                                           -              270,889

Loans, net of unearned income                                           11,155,864           10,751,887
Allowance for loan losses                                                 (153,916)            (147,867)
                                                                      ------------          -----------
      Loans, net                                                        11,001,948           10,604,020
                                                                      ------------          -----------
Premises and equipment, net                                                533,195              526,988
Other assets                                                               688,536              653,297
                                                                      ------------          -----------
      Total assets                                                    $ 15,181,807           14,908,092
                                                                      ============          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Non-interest bearing                                               $  1,725,783            1,726,817
   Interest bearing                                                      9,761,545            9,434,893
                                                                      ------------          -----------
      Total deposits                                                    11,487,328           11,161,710
Federal funds purchased and securities sold under
   agreement to repurchase                                                 848,518            1,039,900
Long-term debt                                                             884,971              840,859
Other liabilities                                                          375,405              367,562
                                                                      ------------          -----------
      Total liabilities                                                 13,596,222           13,410,031
                                                                      ------------          -----------
Minority interest in consolidated subsidiaries                              84,141               80,890
Shareholders' equity:
   Common stock - $1.00 par value; Authorized 600,000,000
      shares; issued 289,941,583 in 2001 and 284,818,042
      in 2000; outstanding 289,766,319 in 2001 and 284,642,778
      in 2000                                                              289,942              284,818
   Surplus                                                                 135,448              107,652
   Treasury stock - 175,264 shares in 2001 and 2000                         (1,285)              (1,285)
   Unamortized restricted stock                                               (292)                (381)
   Accumulated other comprehensive income                                   21,596                5,936
   Retained earnings                                                     1,056,035            1,020,431
                                                                      ------------          -----------
      Total shareholders' equity                                         1,501,444            1,417,171
                                                                      ------------          -----------
      Total liabilities and shareholders' equity                      $ 15,181,807           14,908,092
                                                                      ============          ===========

See accompanying notes to consolidated financial statements.

                            SYNOVUS FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                     Three Months Ended
                                                           March 31,
                                                   ----------------------
(In thousands, except per share data)              2001           2000
                                                 ---------       -------
Interest income:
   Loans, including fees                        $  256,721       216,099
   Investment securities:
      U.S. Treasury and U.S. Government
        agencies                                    19,234        20,905
      Mortgage-backed securities                     8,484         7,300
      State and municipal                            2,834         2,361
      Other investments                                888           823
   Mortgage loans held for sale                      2,667         1,526
   Federal funds sold                                1,715         1,231
   Interest earning deposits with banks                 70            24
                                                 ---------       -------
      Total interest income                        292,613       250,269
                                                 ---------       -------
Interest expense:
   Deposits                                        119,121        88,620
   Federal funds purchased and securities
       sold under agreement to repurchase           13,237        18,803
   Long-term debt                                   13,842         5,877
                                                 ---------       -------
      Total interest expense                       146,200       113,300
                                                 ---------       -------
      Net interest income                          146,413       136,969
Provision for losses on loans                       10,987        10,911
                                                 ---------       -------
      Net interest income after provision
         for losses on loans                       135,426       126,058
                                                 ---------       -------
Non-interest income:
   Data processing services                        150,302       139,016
   Service charges on deposit accounts              20,037        17,803
   Fees for trust services                           5,790         5,759
   Brokerage revenue                                 4,326         4,497
   Mortgage banking income                           8,469         4,146
   Credit card fees                                  4,412         3,918
   Securities gains (losses), net                      418            (1)
   Other fee income                                  4,337         3,476
   Other operating income                           25,889        22,002
                                                 ---------       -------
      Total non-interest income                    223,980       200,616
                                                 ---------       -------
Non-interest expense:
   Salaries and other personnel expense            134,268       123,885
   Net occupancy and equipment expense              57,274        53,799
   Other operating expenses                         50,594        49,192
                                                 ---------       -------
      Total non-interest expense                   242,136       226,876
                                                 ---------       -------

Minority interest in subsidiaries' net income        4,205         3,961

      Income before income taxes                   113,065        95,837
Income tax expense                                  41,180        34,445
                                                 ---------       -------
      Net income                                $   71,885        61,392
                                                 =========       =======
Net income per share :
   Basic                                        $     0.25          0.22
                                                 =========       =======
   Diluted                                            0.25          0.22
                                                 =========       =======

Weighted average shares outstanding:
   Basic                                           287,707       282,163
                                                 =========       =======
   Diluted                                         293,248       284,951
                                                 =========       =======
Dividends declared per share                    $     0.13          0.11
                                                 =========       =======

See accompanying notes to consolidated financial statements.

                            SYNOVUS FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                            ----------------------
(In thousands)                                                               2001             2000
                                                                         ---------         -------
Operating Activities
    Net Income                                                        $    71,885           61,392
    Adjustments to reconcile net income to net cash provided (used)
        by operating activities:
            Provision for losses on loans                                  10,987           10,911
            Depreciation, amortization, and accretion, net                 20,488           19,037
            Deferred income tax expense                                     4,369            1,448
            Decrease (increase) in interest receivable                      7,671           (3,887)
            Increase (decrease) in interest payable                         6,210           (1,447)
            Minority interest in subsidiaries net income                    4,205            3,961
            (Increase) in mortgage loans held for sale                   (108,136)         (22,380)
            Other, net                                                    (31,132)         (30,680)
                                                                         ---------         -------
                  Net cash provided (used) by operating activities        (13,453)          38,355
                                                                         ---------         -------
Investing Activities
    Cash acquired from acquisition                                         8,330                 -
    Net (increase) decrease in interest earning deposits
     with banks                                                           (3,440)              832
    Net decrease (increase) in federal funds sold                        289,611           (49,445)
    Proceeds from maturities and principal collections of investment
        securities available for sale                                    299,367            54,263
    Proceeds from sales of investment securities available for sale       68,360               576
    Purchases of investment securities available for sale               (294,675)          (80,348)
    Proceeds from maturities and principal collections of investment
        securities held to maturity                                            -            12,527
    Purchases of investment securities held to maturity                        -           (18,223)
    Net increase in loans                                               (269,287)         (462,221)
    Purchases of premises and equipment                                  (35,724)          (16,925)
    Proceeds from disposals of premises and equipment                      1,836               358
    Net cash paid on sale of branches                                          -           (41,835)
    Proceeds from sales of other real estate                               6,416             2,996
    Additions to contract acquisition costs                               (4,509)                -
    Additions to computer software                                       (17,136)           (4,527)
                                                                         ---------         -------
                  Net cash provided (used) by investing activities        49,149          (601,972)
                                                                         ---------         -------
Financing Activities
    Net increase in demand and savings deposits                           21,181           198,873
    Net increase in certificates of deposit                              123,986           128,003
    Net (decrease) increase in federal funds purchased and securities
        sold under agreement to repurchase                              (191,382)          125,690
    Principal repayments on long-term debt                                  (158)             (136)
    Proceeds from issuance of long-term debt                              37,618           102,985
    Dividends paid to shareholders                                       (31,323)          (25,394)
    Proceeds from issuance of common stock                                 7,908             1,792
                                                                         ---------         -------
                  Net cash provided (used) by financing activities       (32,170)          531,813
                                                                         ---------         -------
(Increase) decrease in cash and cash equivalents                           3,526           (31,804)
Cash and cash equivalents at beginning of period                         558,054           466,543
                                                                         ---------         -------
Cash and cash equivalents at end of period                            $  561,580           434,739
                                                                         =========         =======

See accompanying notes to consolidated financial statements.

                             SYNOVUS FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments consisting of normally recurring accruals which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Synovus Financial Corp. (Synovus) consolidated financial statements and related notes appearing in the 2000 annual report previously filed on Form 10-K.

Note B - Supplemental Cash Flow Information
-------------------------------------------

For the three months ended March 31, 2001 and 2000, Synovus paid income taxes (net of refunds received) of $18.5 million and $11.3 million, and interest of $140.0 million and $114.7 million, respectively.

Noncash investing activities consisted of loans of approximately $4.1 million and $2.9 million, which were foreclosed and transferred to other real estate during the three months ended March 31, 2001 and 2000, respectively. Additionally, in conjunction with the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001, Synovus reclassified investment securities held to maturity with a book value of $270.9 million to the available for sale category.

Note C - Other Comprehensive Income (Loss)
------------------------------------------

Other comprehensive income (loss) consists of net unrealized gains (losses) on securities available for sale, net unrealized gains (losses) on cash flow hedges, and foreign currency translation adjustments. Comprehensive income consists of net income plus the change in other comprehensive income (loss). For the three months ended March 31, 2001 and 2000, comprehensive income was $87.5 million and $59.4 million, respectively.

Note D - Business Combinations
------------------------------

On February 16, 2001, Synovus completed the acquisition of the $200 million asset Carolina Southern Bank of Spartanburg, SC. Synovus issued 3,188,558 shares of its common stock, and merged the bank into its affiliate bank, The National Bank of South Carolina. The acquisition was accounted for as a pooling of interests, except that the financial information preceding the date of acquisition has not been restated to include the financial position and results of operations since the effect was not material.

On February 28, 2001, Synovus completed the acquisition of Creative Financial Group, Ltd., based in Atlanta, GA, and its operating unit Robert Andrew Securities, Inc. The companies currently operate as divisions of Synovus Wealth Management, the integrated asset management unit of Synovus. Synovus issued 937,701 shares of its common stock and has accounted for the transaction as a pooling of interests, except that the financial information preceding the date of acquisition has not been restated to include the financial position and results of operations since the effect was not material.

Note E - Operating Segments
---------------------------

Synovus has two reportable segments: banking operations and transaction processing services. The banking operations segment is predominately involved in commercial banking activities and also provides retail banking, trust, mortgage, insurance, and brokerage services. The transaction processing services segment consists primarily of operations at TSYS, which primarily provides card processing services to its clients, including debit, commercial, retail, stored value, and consumer cards. The transaction processing services segment also includes related services to banks and other card issuing institutions, as well as debt collection and bankruptcy management operations at TSYS Total Debt Management, Inc. (TDM), and the software solutions for commercial card management programs offered by ProCard. All inter-segment services provided are charged at the same rates as those charged to unaffiliated customers. Such services are included in the revenues and net income of the respective segments and are eliminated to arrive at consolidated totals.

Segment information as of and for the three months ended March 31, 2001 and 2000 is presented below:

Three months ended March 31, 2001 and 2000

                                                                  Transaction
                                                  Banking          Processing
         (In thousands)                         Operations        Services (a)       Eliminations       Consolidated
-----------------------------------------------------------------------------------------------------------------------
    Interest income and non-         2001        $354,144            166,928          (4,479)     (b)     $516,593
         interest income             2000         300,709            153,156          (2,980)     (b)      450,885
-----------------------------------------------------------------------------------------------------------------------
       Income before taxes           2001          82,419             34,851          (4,205)     (c)      113,065
                                     2000          68,504             31,295          (3,962)     (c)       95,837
-----------------------------------------------------------------------------------------------------------------------
       Income tax expense            2001          29,163             12,017             -                  41,180
                                     2000          23,690             10,755             -                  34,445
-----------------------------------------------------------------------------------------------------------------------
           Net Income                2001          53,257             22,833          (4,205)     (c)       71,885
                                     2000          44,813             20,539          (3,960)     (c)       61,392
-----------------------------------------------------------------------------------------------------------------------
          Total Assets               2001      14,631,999            601,868         (52,060)     (d)   15,181,807
                                     2000      12,645,183            472,582         (69,525)     (d)   13,048,240
-----------------------------------------------------------------------------------------------------------------------

(a) Includes equity in income of joint ventures, which is included in other operating income.
(b) Principally, data processing service revenues provided to the banking operations segment.
(c)      Minority interest in TSYS.
(d)      Primarily, TSYS' cash deposits with the banking operations segment.

Note F - Legal Proceedings
--------------------------

Synovus and its subsidiaries are subject to various legal proceedings and claims which arise in the ordinary course of its business. Any litigation is vigorously defended and, in the opinion of management, based on consultation with external legal counsel, any outcome of such litigation would not materially affect the consolidated financial position or results of operations.

Currently, multiple lawsuits seeking class action treatment are pending against one of the Alabama banking subsidiaries that involve: (1) payment of service fees or interest rebates to automobile dealers in connection with the assignment of automobile credit sales contracts to that subsidiary; (2) the forced placement of insurance to protect that subsidiary's interest in collateral for which consumer credit customers have failed to obtain or maintain insurance; and
(3) the receipt of commissions by that subsidiary in connection with the sale of credit life insurance to its consumer credit customers and the charging of an interest surcharge and a processing fee in connection with consumer loans made by that subsidiary. These lawsuits seek unspecified damages, including punitive damages. Synovus intends to vigorously contest these lawsuits and all other litigation to which Synovus and its subsidiaries are parties. Based upon information presently available, and in light of legal, equitable, and factual defenses available to Synovus and its subsidiaries, contingent liabilities arising from the threatened and pending litigation are not considered material. It should be noted, however, that large punitive damage awards bearing little relation to the actual damages sustained by plaintiffs, have been awarded in Alabama. In November 1998, a class action complaint was filed against NationsBank of Delaware, N.A., in the United States District Court for the Southern District of Mississippi. On March 23, 1999, the named plaintiff amended the complaint and named TSYS and certain credit bureaus as defendants in the case. The named plaintiff alleges, among other things, that the defendants failed to report properly the credit standing of each member of the putative class. The named plaintiff has defined the class as all persons and entities within the United States who obtained credit cards from NationsBank, and whose accounts were purchased by or transferred to U.S. BankCard, and whose accounts were reported to credit bureaus or credit agencies incorrectly in August 1998. The amended complaint alleges negligence, violation of the Fair Credit Reporting Act, breach of the duty of good faith and fair dealing, and seeks declaratory relief, injunctive relief, and the imposition of punitive damages. The parties have reached a settlement of this litigation, which is subject to court approval under Rule 23(e) of the Federal Rules of Civil Procedure. The United States District Court for the Southern District of Mississippi preliminarily approved the settlement on May 10, 2001. Payments by TSYS to settle the litigation are not expected to be material to its financial condition or results of operations and management expects the settlement to be substantially covered by insurance.

Note G - Derivative Financial Instruments
-----------------------------------------

As part of its overall interest rate risk management activities, Synovus utilizes interest rate related derivatives to manage its exposure to various types of interest rate risks. With the exception of commitments to fund and sell fixed-rate mortgage loans, all off-balance sheet derivatives utilized by Synovus represent end user activities designed as hedges of on-balance sheet assets or liabilities. Synovus does not speculate using derivative instruments.

Synovus' risk management policies emphasize the management of interest rate risk within acceptable guidelines. Synovus' objective in maintaining these policies is to achieve consistent growth in net interest income while limiting volatility arising from changes in interest rates. Risks to be managed include both fair value and cash flow risks. Utilization of derivative financial instruments provides a valuable tool to assist in the management of these risks.

Synovus utilizes interest rate swap agreements to hedge the fair value risk of fixed-rate balance sheet liabilities, primarily deposit liabilities. Fair value risk is measured as the volatility in the value of these liabilities as interest rates change. Interest rate swaps entered into to manage this risk are designed to have the same notional value as well as similar interest rates and interest calculation methods. These agreements entitle Synovus to receive fixed-rate interest payments and pay floating-rate interest payments based on the notional amount of the swap agreements. Swap agreements structured in this manner allow Synovus to perfectly hedge the fair value risks of these fixed-rate liabilities.

Synovus is potentially exposed to interest rate cash flow risk due to its holding of loans whose interest payments are based on floating rate indices. Synovus continually monitors changes in these exposures and their impact on its risk management activities. These agreements, whose terms are for up to five years, entitle Synovus to receive fixed-rate interest payments and pay floating-rate interest payments. These agreements allow Synovus to offset the variability of floating rate loan interest with the variable interest payments due on the interest rate swaps. Synovus assesses the effectiveness of these hedges by comparing the timing, frequency, and magnitude of changes in its interest rate to that of the interest rate referenced in the swap agreements.

Changes in the fair value of interest rate swaps designated as hedges of the variability of cash flows associated with floating rate loans are reported in other comprehensive income. These amounts are subsequently reclassified into interest income as a yield adjustment of the hedged loans.

By using off-balance sheet derivatives to hedge fair value and cash flow risks, Synovus exposes itself to potential credit risk. This potential credit risk is equal to the fair or replacement values of the swaps if the counterparty fails to perform on its obligations under the swap agreements. This credit risk is normally a very small percentage of the notional amount and fluctuates as interest rates change. Synovus minimizes this risk by subjecting the transaction to the same approval process as on-balance sheet credit activities, by dealing with highly rated counterparties, and by obtaining collateral agreements for exposures above predetermined limits.

Synovus also holds derivative instruments which consist of commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans. Synovus' objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans. Both the rate-lock commitments and the forward commitments are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.

Note H - Recent Accounting Pronouncements
-----------------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133". SFAS No. 133 and SFAS No. 138 standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standards, entities are required to carry all derivative instruments on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change, together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings), and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss are reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

Synovus adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, Synovus recorded a net-of-tax cumulative-effect gain of $765.0 thousand in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash-flow hedging instruments. As of March 31, 2001, the net-of-tax fair value of these derivatives carried as other comprehensive income was $4.1 million. Synovus expects to reclassify from accumulated other comprehensive income approximately $2.2 million as net-of-tax earnings during the next twelve months, as the related payments from interest rate swaps are recorded. Upon adoption of SFAS No. 133, gains and losses on derivatives that were previously deferred as adjustments to the carrying amount of hedged items were not adjusted.

In connection with the adoption of SFAS No 133, on January 1, 2001, Synovus reclassified its investment securities held to maturity portfolio to the available for sale category.

In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued. SFAS No. 140 is effective for all transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Due to the nature of its activities, Synovus does not expect a material change to its results of operations as a result of adopting SFAS No. 140.

Note I - Other
--------------

Certain amounts in 2000 have been reclassified to conform to the presentation adopted in 2001.

                        ITEM 2 - MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Summary

Net income for the three months ended March 31, 2001 was $71.9 million, up 17.1% from the same period a year ago. Revenues (excluding securities gains and losses) increased 9.6% over the same period in 2000. Diluted net income per share for the first three months of 2001 was $0.25, an increase of 13.8% over $0.22 per share for the same period in 2000. Return on average assets was 1.97% and return on average equity was 20.08% for the three months ended March 31, 2001. This compares to a return on average assets of 1.95% and a return on average equity of 19.75% for the first three months of 2000.

Major contributors to the growth in net income include strong growth in loans and fee income. Expense control management positively impacted the growth in net income.

Acquisitions

On February 16, 2001, Synovus completed the acquisition of the $200 million asset Carolina Southern Bank of Spartanburg, SC. Synovus issued 3,188,558 shares of its common stock, and merged the bank into its affiliate bank, The National Bank of South Carolina. The acquisition was accounted for as a pooling of interests, except that the financial information preceding the date of acquisition has not been restated to include the financial position and results of operations since the effect was not material.

On February 28, 2001, Synovus completed the acquisition of Creative Financial Group, Ltd., based in Atlanta, GA, and its operating unit Robert Andrew Securities, Inc. The companies currently operate as divisions of Synovus Wealth Management, the integrated asset management unit of Synovus. Synovus issued 937,701 shares of its common stock and has accounted for the transaction as a pooling of interests, except that the financial information preceding the date of acquisition has not been restated to include the financial position and results of operations since the effect was not material.

Balance Sheet

During the first quarter of 2001, total assets increased $273.7 million, resulting primarily from net loan growth of $397.9 million, or 7.3% annualized. Additionally, mortgage loans held for sale increased by $108.1 million while federal funds sold decreased by $266.2 million. Providing the necessary funding for the balance sheet growth during the first three months of 2001, the deposit base grew $325.6 million, long-term debt consisting primarily of Federal Home Loan Bank (FHLB) advances increased $44.1 million, and shareholders' equity increased $84.3 million. These increases were partially offset by a $191.4 million decrease in federal funds purchased.

Loans

As expected, loan volume slowed during the quarter. Excluding the acquisition of Carolina Southern, loans grew by $262 million, or 10% annualized, since year-end 2000. Compared to a year ago, loans grew by 17.5%. Our banks in larger urban markets were the primary contributors to this growth.

Asset Quality

Credit quality continues to be strong. The nonperforming assets ratio was .49% at March 31, 2001, down from .52% at year-end 2000. The decline was due in part to the sale of a national syndicated credit.

The net charge-off ratio for the three months ended March 31, 2001 was .26%, compared to .19% a year ago. The increase in charge-offs was primarily due to the sale of the national syndicated credit and a charge-off of another large commercial credit. Loans 90 days past due and still accruing at March 31, 2001, were $23.2 million, or .21% of total loans, down from $33.6 million, or .32% of total loans at December 31, 2000. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments on the loans. Management further believes the resolution of these delinquencies will not cause a material increase in nonperforming assets.

                                                                             March 31,                December 31,
(In thousands)                                                                  2001                      2000
--------------                                                          -------------------       -------------------
Nonperforming loans                                                 $                42,221                    41,709
Other real estate                                                                    12,309                    13,898
                                                                         -------------------       -------------------
Nonperforming assets                                                $                54,530                    55,607
                                                                         ===================       ===================
Loans 90 days past due and still accruing                           $                23,182                    33,587
                                                                         ===================       ===================
Allowance for loan losses                                           $               153,916                   147,867
                                                                         ===================       ===================
Allowance for loan losses as a % of loans                                              1.38 %                    1.38
                                                                         ===================       ===================
As a % of loans and other real estate:
    Nonperforming loans                                                                0.38 %                    0.39
    Other real estate                                                                  0.11                      0.13
                                                                         -------------------       -------------------
    Nonperforming assets                                                               0.49 %                    0.52
                                                                         ===================       ===================
Allowance to nonperforming loans                                                     364.55 %                  354.52
                                                                         ===================       ===================

Capital Resources and Liquidity

Synovus continues to maintain its capital at levels that exceed the minimum regulatory guidelines. Additionally, based on internal calculations and previous regulatory exams, each of the subsidiary banks is currently in compliance with regulatory capital guidelines. Total risk-based capital was $1.686 billion at March 31, 2001, compared to $1.605 billion at December 31, 2000. The ratio of total risk-based capital to risk-weighted assets was 12.86% at March 31, 2001 compared to 12.72% at December 31, 2000. The leverage ratio at the end of the first quarter of 2001 was 10.38% compared to 10.24% at the end of 2000. The equity-to-assets ratio was 9.89% at March 31, 2001 compared to 9.51% at year-end 2000. The consolidated equity-to-assets ratio, exclusive of net unrealized gains (losses) on investment securities available for sale, was 9.75% at March 31, 2001, compared to 9.46% at year-end 2000.

Synovus' liquidity position and sources of funds have not changed significantly since December 31, 2000. The liquidity ratio was 31.25% at March 31, 2001, compared to 31.37% at December

31, 2000. Additionally, the maturity mix of investment securities and loans has not changed significantly during the first three months of 2001.

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

Additionally, subsidiary banks have access to overnight federal funds lines with various financial institutions, which total approximately $2.3 billion, that can be drawn upon for short-term liquidity needs. Synovus also has access to a $25 million line of credit with an unaffiliated banking organization.

The consolidated statements of cash flows detail cash flows from operating, investing, and financing activities. Operating activities used net cash of $13.5 million during the first three months of 2001, while $32.2 million was used by financing activities. Investing activities provided $49.1 million of this amount, resulting in an increase in cash and cash equivalents of $3.5 million.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the first three months of 2001 were $14.8 billion, up 16.7% over the first three months of 2000. Average earning assets were up 15.9% in the first three months of 2001 over the same period last year and represented 89.9% of average total assets. When compared to the same period last year, average deposits increased $1.7 billion, average federal funds purchased and securities sold under agreement to repurchase decreased $358.8 million, average long-term debt consisting primarily of FHLB advances increased $469.2 million, and average shareholders' equity increased $20.17 million. This growth provided the funding for the $1.7 billion growth in average net loans and the $33.7 million increase in average federal funds sold.

Net interest income was $146.4 million for the three months ended March 31, 2001, up $9.4 million, or 6.9% over the $137.0 million reported for the three months ended March 31, 2000. Net interest income, on a tax-equivalent basis, for the first three months of 2001 increased $9.6 million, or 7.0%, over the same period in 2000.

The year-to-date net interest margin was 4.55%, down thirty-five basis points from the same period last year. This decrease resulted from a fourteen basis point increase in the yield on earning assets, which was offset by a fifty basis point increase in the effective cost of funds. The increased yield on earning assets was due to slightly higher yields on loans and investment securities. The increased effective cost of funds was due to higher average rates paid on interest-bearing funding. Funding pressure from very strong loan growth has required that we increase the utilization of wholesale funding sources, primarily FHLB advances and brokered certificates of deposit. On a sequential quarter basis, the net interest margin is up 2 basis points while net interest income is up $3.5 million. Solid core deposit growth, strong focus on loan and deposit pricing, and the recent slowdown in loan growth were the key margin drivers during the first quarter.

The tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% federal income tax rate.

                                                                      Three Months Ended
                                                                          March 31,
                                                              -----------------------------------
         (In thousands)                                            2001                2000
         --------------                                       ----------------    ---------------
         Interest income                                   $          292,613            250,269
         Taxable-equivalent adjustment                                  1,692              1,490
                                                              ----------------    ---------------
         Interest income, taxable-equivalent                          294,305            251,759
         Interest expense                                             146,200            113,300
                                                              ----------------    ---------------
         Net interest income, taxable-equivalent           $          148,105            138,459
                                                              ================    ===============

Non-Interest Income

Total non-interest income during the first three months of 2001 increased $23.4 million, or 11.6%, over the same period in 2000. The increase in non-interest income resulted from a 22.0% increase in banking operations' fee income and an 8.2% increase in transaction processing services revenues. Transaction processing services revenues as a percentage of consolidated revenues were 43.9%, compared to 44.5% a year ago.

For the year-to-date, banking operations' non-interest income increased 22.0%, or $11.1 million, compared to the same period a year ago. The growth in non-interest income was led by net mortgage revenue (up $4.3 million, or 104.3%), service charges on deposits (up $2.2 million, or 12.5%), and credit card fees (up $500 thousand, or 12.6%). Creative Financial Group, acquired in the first quarter, added $1 million in revenue to Synovus Wealth Management. Additionally, fee income for the first quarter includes an $8.0 million pre-tax gain from the sale of the Star System ATM network, which represented our ownership of the network. This gain compares to a $6.6 million pre-tax gain from the sale of bank branches during the first quarter last year.

Transaction processing services revenues consist of TSYS, TDM, and ProCard's revenues. The majority of these revenues are generated by TSYS from card processing and electronic commerce services to card-issuing institutions in the United States, Mexico, Canada, Honduras, United Kingdom, and the Caribbean. TSYS' revenues from bankcard data processing services increased $7.4 million, or 6.0%, for the three months ended March 31, 2001 compared to the same period in 2000. Increased revenues from bankcard data processing services are attributable to the growth in the card portfolios of existing customers, as well as cardholder accounts of new customers converted to THE TOTAL SYSTEM(R). Processing contracts with large customers, representing a significant portion of TSYS' revenues, generally provide for discounts on certain services based on the size and activity of customers' portfolios. As a result, bankcard data processing revenues and the related margins are influenced by the customer mix relative to the size of customer bankcard portfolios, as well as the number and activity of individual cardholder accounts processed for each customer.

Average cardholder accounts on file for the three months ended March 31, 2001 were 198.3 million, a decrease of approximately 5.3% from the average of 209.4 million for the same period in 2000. Cardholder accounts on file at March 31, 2001, were 199.2 million, a 4.9% decrease compared to the 209.5 million accounts on file at March 31, 2000. The change in cardholder accounts on file from March 2000 to March 2001 included the deconversion of 35.0 million accounts of Universal Card Services (UCS) and others, the addition of approximately 21.7 million accounts attributable to the internal growth of existing clients, and approximately 3.0 million accounts for new clients.

A significant amount of TSYS' revenues is derived from long-term contracts with large customers, including certain major customers. For the three months ended March 31, 2001, TSYS had two major customers. The two major customers for the quarter ended March 31, 2001 accounted for approximately 28.1%, or $43.4 million, of total revenues. For the three months ended March 31, 2000, TSYS had four major customers that accounted for 48.1%, or $70.2 million, of total revenues. The loss of one of TSYS' major customers, or other significant customers, could have a material adverse effect on TSYS' financial condition and results of operations.

On February 26, 1999, CITIBANK notified TSYS of its decision to terminate UCS' processing agreement with TSYS for consumer credit card accounts at the end of its original term on August 1, 2000. The deconversion of the consumer credit accounts occurred during May 2000; however, TSYS continued to receive contractually obligated minimum processing fees from UCS until August 1, 2000.

Non-Interest Expense

Total non-interest expense for the three months ended March 31, 2001, increased $15.3 million, or 6.7%, over the same period in 2000. Management analyzes non-interest expense in two separate components: banking operations and transaction processing services. The following table summarizes this data for the first three months of 2001 and 2000.


                                                             2001(*)                            2000(*)
                                                  -------------------------------  ----------------------------------
                                                                   Transaction                        Transaction
                                                                    Processing                         Processing
(In thousands)                                      Banking          Services         Banking           Services
--------------                                   -------------   ---------------  ---------------  -----------------
Salaries and other personnel expenses           $       67,058            67,317           62,786             61,259
Net occupancy and equipment expense                     15,466            41,815           14,608             39,206
Other operating expenses                                31,063            22,936           29,757             21,362
                                                  -------------   ---------------  ---------------  -----------------
Total non-interest expense                      $      113,587           132,068          107,151            121,827
                                                  =============   ===============  ===============  =================

(*) The added totals are greater than the consolidated totals due to inter-segment balances which are eliminated in consolidation.

Banking operations' non-interest expense increased $6.4 million, or 6.0%, for the three months ended March 31, 2001, compared to the same period in 2000. Salaries and other personnel expenses, the largest component of non-interest expense, increased $4.3 million, or 6.8%, year-to-date over 2000. This increase is due primarily to annual salary adjustments as well as slightly higher incentive compensation expense in 2001. The number of full-time equivalent employees at March 31, 2001 was 5,273, compared to 5,173 a year ago. Net occupancy and equipment expense increased $0.9 million or 5.9%. Other operating expenses increased $1.3 million or 4.4%. The banking operations' efficiency ratio was 54.48% in the first three months of 2001, compared to 56.93% a year ago.

Approximately 95% of total transaction processing services non-interest expense relates to TSYS, with the remainder related to TDM and ProCard. The following paragraphs provide an analysis of the non-interest expense components at TSYS. Non-interest expense related to TSYS increased 5.6% for the three months ended March 31, 2001, compared to the same period in 2000. Employment expenses increased $4.4 million, or 7.7% for the three months ended March 31, 2001, compared to the same period in 2000. The change in employment expenses consists of increases of $9.4 million for the three months ended March 31, 2001, associated with the growth in the number of employees, normal salary increases and related benefits. This change was offset by $5.0 million invested in capitalized software development costs and contract acquisition costs for the three months ended March 31, 2001. Capitalized software development costs relate to the continued development of a commercial card system for TS2 which began in May 1998 and is expected to be substantially complete in the third quarter of 2001, and enhancements to expand international functionality. The average number of employees in the first quarter of 2001 increased to 4,741, a 9.3% increase over the 4,336 in the same period of 2000.

Net occupancy and equipment expense at TSYS increased $2.1 million, or 5.3% for the three months ended March 31, 2001, over the same period in 2000. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, remained the same in the first quarter of 2001, compared to the same period in 2000. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved to a large extent through operating leases.

During 2000, TSYS established a processing data center in Europe and purchased a building to house client service personnel. Although it has yet to process an account for its new European clients, TSYS had to build the necessary infrastructure in order to begin processing accounts in 2001.

Income Tax Expense

Income tax expense for the three months ended March 31, 2001, was $41.2 million compared to $34.4 million for the same period a year ago. The effective tax rate for the three months of 2001 was 36.4% compared to 35.9% for the same period in 2000.

Three Year Outlook

Synovus currently expects to grow earnings per share during the next three years (2001-2003) by 15-18% annually. Synovus expects at least 15% growth in earnings per share in 2001 and to be at the top of the 15-18% range by 2003. In estimating expected growth in earnings per share, Synovus assumed, among other things, that:

     * Core banking net income will increase between 11-12% annually, with net interest margins remaining stable.
          Annual loan growth will be in the 10-11% range, and credit quality trends will remain at current levels.
     * Wealth management revenues (trust, brokerage, and insurance) will increase between 25-30% annually with the complete integration and sales efforts of traditional bankers, trust, brokerage, insurance, and private banking team members.
     * TSYS will increase net income by approximately 20% in 2001 and between 20-25% annually in 2002 and 2003 with expansion of the core businesses both domestically and internationally, market acceptance of its stored value products and e-commerce enabling systems, and aggressive expense management.
     * Increases in banking operations expenses will not exceed 4% annually over the next three years.

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). These forward-looking statements include, among others, statements regarding Synovus' expected growth in net income for the years 2001 through 2003 and the assumptions underlying such statements. In addition, certain statements in future filings by Synovus with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, efficiency ratios, and other financial terms; (ii) statements of plans and objectives of Synovus or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to: (i) Synovus' inability to increase its revenues derived from wealth management (trust, brokerage and insurance); (ii) TSYS' inability to achieve its net income goals for the years 2001 through 2003;
(iii) Synovus' inability to achieve its net income goals for core banking; (iv) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (v) the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board; (vi) inflation, interest rate, market and monetary fluctuations; (vii) the timely development and acceptance of new products and services and perceived overall value of these products and services by users;
(viii) changes in consumer spending, borrowing, and saving habits; (ix) technological changes are more difficult or expensive than anticipated; (x) acquisitions; (xi) the ability to increase market share and control expenses;
(xii) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) with which Synovus and its subsidiaries must comply; (xiii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies; (xiv) changes in Synovus' organization, compensation, and benefit plans; (xv) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xvi) the success of Synovus at managing the risks involved in the foregoing.

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

                            ITEM 3 - QUANTITATIVE AND
                          QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK

Quantitative and qualitative disclosures about market risk were included in the 2000 annual report, which was incorporated by reference in Synovus' 2000 Form 10-K. There have been no significant changes in the contractual balances, weighted-average interest rates, or the estimated fair values of Synovus' on-balance sheet financial instruments.

                           PART II - OTHER INFORMATION


                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    (11)  Statement re Computation of Per Share Earnings

 (b) Report on Form 8-K

    The following report on Form 8-K was filed subsequent to the first quarter of 2001.

    The report filed on April 19, 2001, included the following events:

    On April 17, 2001, TSYS issued a press release with respect to its first quarter 2001 earnings.

    On April 19, 2001, Synovus issued a press release with respect to its first quarter 2001 earnings.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SYNOVUS FINANCIAL CORP.


Date:  May 15, 2001                         BY: /s/ Thomas J. Prescott
                                               -----------------------
                                            Thomas J. Prescott
                                            Executive Vice President and
                                            Chief Financial Officer

                                INDEX TO EXHIBITS




Exhibit Number                  Description
-------------                   -----------

 11                            Statement re Computation of Per Share Earnings