Form 10-Q
period 2001-06-30
SYNOVUS FINANCIAL CORP
filed 2001-08-14
CIK 18349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                For the Quarterly Period Ended June 30, 2001
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

               YES    X      NO


   At July 31, 2001, 290,703,500 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.


                            SYNOVUS FINANCIAL CORP.

                                      INDEX

                                                                                               Page
Part I.           Financial Information                                                       Number
                                                                                              ------
     Item 1.      Financial Statements

                  Consolidated Balance Sheets (unaudited)
                  June 30, 2001 and December 31, 2000                                           3

                  Consolidated Statements of Income (unaudited)
                  Six and Three Months Ended June 30, 2001 and 2000                             4

                  Consolidated Statements of Cash Flows (unaudited)                             5
                  Six Months Ended June 30, 2001 and 2000

                  Notes to Consolidated Financial Statements (unaudited)                        6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          13

     Item 3.       Quantitative and Qualitative Disclosures About Market Risk                  21

Part II.          Other Information

     Item 4.      Submission of Matters to a Vote of Security Holders                          22

     Item 6.      (a)   Exhibits                                                               23

                  (b)   Report on Form 8-K                                                     23

Signature Page                                                                                 24

Exhibit Index                                                                                  25


                  (11)   Statement re Computation of Per Share Earnings


                         PART I. FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                            SYNOVUS FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                    June 30,          December 31,
(In thousands, except share and per share data)                       2001                2000
---------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                         $      542,219             558,054
Interest earning deposits with banks                                     4,664               3,806
Federal funds sold                                                     151,409             375,765
Mortgage loans held for sale                                           224,038             108,234
Investment securities available for sale                             2,065,125           1,807,039
Investment securities held to maturity                                      --             270,889
Loans, net of unearned income                                       11,604,690          10,751,887
Allowance for loan losses                                             (159,600)           (147,867)
---------------------------------------------------------------------------------------------------
    Loans, net                                                      11,445,090          10,604,020
---------------------------------------------------------------------------------------------------
Premises and equipment, net                                            546,935             526,988
Other assets                                                           674,650             653,297
---------------------------------------------------------------------------------------------------
    Total assets                                                $   15,654,130          14,908,092
===================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
  Non-interest bearing                                          $    1,822,592           1,726,817
  Interest bearing                                                   9,738,923           9,434,893
---------------------------------------------------------------------------------------------------
    Total deposits                                                  11,561,515          11,161,710
Federal funds purchased and securities sold under agreement
  to repurchase                                                      1,205,577           1,039,900
Long-term debt                                                         910,940             840,859
Other liabilities                                                      337,049             367,562
---------------------------------------------------------------------------------------------------
    Total liabilities                                               14,015,081          13,410,031
---------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                          88,490              80,890
Shareholders' equity:
  Common stock - $1.00 par value; Authorized 600,000,000 shares;
    issued 290,790,149 in 2001 and 284,818,042 in 2000;
    outstanding 290,614,885 in 2001 and 284,642,778 in 2000            290,790             284,818
  Surplus                                                              143,219             107,652
  Treasury stock - 175,264 shares in 2001 and 2000                      (1,285)             (1,285)
  Unamortized restricted stock                                             (57)               (381)
  Accumulated other comprehensive income                                23,715               5,936
  Retained earnings                                                  1,094,177           1,020,431
---------------------------------------------------------------------------------------------------
    Total shareholders' equity                                       1,550,559           1,417,171
---------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                  $   15,654,130          14,908,092
===================================================================================================

See accompanying notes to consolidated financial statements.

                            SYNOVUS FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                    Six Months Ended             Three Months Ended
                                                       June 30,                     June 30,
----------------------------------------------------------------------------------------------------------
(In thousands, except per share data)               2001        2000             2001        2000
----------------------------------------------------------------------------------------------------------
Interest income:
  Loans, including fees                       $   508,764      450,095         252,043      233,996
  Investment securities:
    U.S. Treasury and U.S. Government agencies     36,845       41,743          17,611       20,838
    Mortgage-backed securities                     18,047       14,928           9,563        7,628
    State and municipal                             5,735        4,830           2,901        2,469
    Other investments                               1,723        1,620             835          797
  Mortgage loans held for sale                      6,437        3,545           3,770        2,019
  Federal funds sold                                2,942        2,462           1,227        1,231
  Interest earning deposits with banks                154           46              84           22
----------------------------------------------------------------------------------------------------------
    Total interest income                         580,647      519,269         288,034      269,000
----------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits                                        228,088      187,196         108,967       98,576
  Federal funds purchased and securities sold
    under agreement to repurchase                  24,890       39,444          11,653       20,641
  Long-term debt                                   27,368       14,080          13,526        8,203
----------------------------------------------------------------------------------------------------------
    Total interest expense                        280,346      240,720         134,146      127,420
----------------------------------------------------------------------------------------------------------
    Net interest income                           300,301      278,549         153,888      141,580
Provision for losses on loans                      24,157       23,623          13,170       12,712
----------------------------------------------------------------------------------------------------------
    Net interest income after provision
      for losses on loans                         276,144      254,926         140,718      128,868
----------------------------------------------------------------------------------------------------------
Non-interest income:
  Data processing services                        310,739      284,692         160,437      145,676
  Service charges on deposit accounts              41,205       36,382          21,168       18,579
  Fees for trust services                          12,578       11,009           6,788        5,250
  Brokerage revenue                                 8,485        8,380           4,159        3,883
  Mortgage banking income                          18,666        9,708          10,197        5,562
  Credit card fees                                  9,753        8,280           5,341        4,362
  Securities gains (losses), net                      846          (28)            428          (27)
  Other fee income                                  8,477        6,961           4,140        3,485
  Other operating income                           45,969       40,795          20,080       18,793
----------------------------------------------------------------------------------------------------------
    Total non-interest income                     456,718      406,179         232,738      205,563
----------------------------------------------------------------------------------------------------------
Non-interest expense:
  Salaries and other personnel expense            271,709      248,702         137,441      124,817
  Net occupancy and equipment expense             117,815      110,336          60,541       56,537
  Other operating expenses                        101,655      100,276          51,061       51,084
----------------------------------------------------------------------------------------------------------
    Total non-interest expense                    491,179      459,314         249,043      232,438
----------------------------------------------------------------------------------------------------------
Minority interest in subsidiaries' net income       9,232        8,625           5,027        4,664

    Income before income taxes                    232,451      193,166         119,386       97,329
Income tax expense                                 84,951       70,022          43,771       35,577
----------------------------------------------------------------------------------------------------------
    Net income                                $   147,500      123,144          75,615       61,752
==========================================================================================================
Net income per share :
  Basic                                       $      0.51         0.44            0.26         0.22
==========================================================================================================
  Diluted                                            0.50         0.43            0.26         0.22
==========================================================================================================
Weighted average shares outstanding:
  Basic                                           289,018      282,810         290,315      283,457
==========================================================================================================
  Diluted                                         294,741      285,776         296,218      286,605
==========================================================================================================
Dividends declared per share                  $      0.26         0.22            0.13         0.11
==========================================================================================================

See accompanying notes to consolidated financial statements.

                            SYNOVUS FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    Six Months Ended
                                                                                       June 30,
----------------------------------------------------------------------------------------------------------
(In thousands)                                                                   2001              2000
----------------------------------------------------------------------------------------------------------
Operating Activities
  Net Income                                                                 $   147,500           123,144
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
      Provision for losses on loans                                               24,157            23,623
      Depreciation, amortization, and accretion, net                              42,806            39,299
      Deferred income tax expense                                                  3,028             2,424
      Decrease (increase) in interest receivable                                   7,769           (15,359)
      (Decrease) increase in interest payable                                     (3,511)            3,489
      Minority interest in subsidiaries' net income                                9,232             8,625
      (Increase) in mortgage loans held for sale                                (115,804)          (47,623)
      Other, net                                                                 (32,621)          (14,502)
----------------------------------------------------------------------------------------------------------
              Net cash provided (used) by operating activities                    82,556           123,120
----------------------------------------------------------------------------------------------------------
Investing Activities
  Cash acquired from acquisition                                                   8,330             2,877
  Net (increase) decrease in interest earning deposits with banks                   (845)            1,169
  Net decrease (increase) in federal funds sold                                  247,806           (28,555)
  Proceeds from maturities and principal collections of investment
    securities available for sale                                                539,664           103,191
  Proceeds from sales of investment securities available for sale                117,064             4,726
  Purchases of investment securities available for sale                         (578,872)         (148,116)
  Proceeds from maturities and principal collections of investment
    securities held to maturity                                                       --            28,753
  Purchases of investment securities held to maturity                                 --           (25,475)
  Net increase in loans                                                         (725,599)       (1,047,084)
  Purchases of premises and equipment                                            (71,528)          (67,328)
  Proceeds from disposals of premises and equipment                                3,580               710
  Net cash paid on sale of branches                                                   --           (41,835)
  Proceeds from sales of other real estate                                         6,416             4,985
  Additions to contract acquisition costs                                        (11,711)             (254)
  Additions to computer software                                                 (29,784)          (20,782)
----------------------------------------------------------------------------------------------------------
              Net cash provided (used) in investing activities                  (495,479)       (1,233,018)
----------------------------------------------------------------------------------------------------------
Financing Activities
  Net increase in demand and savings deposits                                    225,388           289,064
  Net (decrease) increase in certificates of deposit                              (6,034)          479,707
  Net increase in federal funds purchased and securities
    sold under agreement to repurchase                                           165,677           125,504
  Principal repayments on long-term debt                                          (3,083)           (9,171)
  Proceeds from issuance of long-term debt                                        66,512           261,525
  Dividends paid to shareholders                                                 (67,890)          (56,464)
  Proceeds from issuance of common stock                                          16,518             4,300
----------------------------------------------------------------------------------------------------------
              Net cash provided (used) by financing activities                   397,088         1,094,465
----------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                 (15,835)          (15,433)
Cash and cash equivalents at beginning of period                                 558,054           466,543
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   $   542,219           451,110
==========================================================================================================

See accompanying notes to consolidated financial statements.

                             SYNOVUS FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation
-------------------------------

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

Note B - Supplemental Cash Flow Information
-------------------------------------------

For the six months ended June 30, 2001 and 2000, Synovus paid income taxes (net of refunds received) of $87.2 million and $74.8 million, and interest of $283.9 million and $237.2 million, respectively.

Noncash investing activities consisted of loans of approximately $9.1 million and $3.9 million, which were foreclosed and transferred to other real estate during the six months ended June 30, 2001 and 2000, respectively. Additionally, in conjunction with the adoption of Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001, Synovus reclassified investment securities held to maturity with a book value of $270.9 million to the available for sale category.

Note C - Other Comprehensive Income (Loss)
------------------------------------------

Other comprehensive income (loss) consists of net unrealized gains (losses) on securities available for sale, net unrealized gains (losses) on cash flow hedges, and foreign currency translation adjustments. Comprehensive income consists of net income plus the change in other comprehensive income (loss). Comprehensive income for the three months ended June 30, 2001 and 2000 was $77.7 million and $62.7 million, respectively. For the six months ended June 30, 2001 and 2000, comprehensive income was $165.3 million and $122.1 million, respectively.

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

On June 29, 2001, Synovus announced that it had signed a definitive agreement to acquire FABP Bancshares, Inc. (FABP), of Pensacola, FL. FABP is a one-bank holding company that owns First American Bank of Pensacola, N.A., which will be merged into its affiliate Bank of Pensacola. The acquisition, valued at approximately $100 million, is expected to be consummated in the fourth quarter of 2001, pending regulatory and shareholder approval. Synovus will account for the acquisition under the pooling of interests method.

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

Segment information as of and for the three and six months ended June 30, 2001 and 2000 is presented below:

Three months ended June 30, 2001 and 2000

                                                                  Transaction
                                                  Banking          Processing
         (In thousands)                         Operations        Services (a)       Eliminations   Consolidated
--------------------------------------------------------------------------------------------------------------------
    Interest income and non-         2001        $348,421           176,200          (3,849)  (b)     $520,772
         interest income             2000         315,819           162,005          (3,261)  (b)      474,563
--------------------------------------------------------------------------------------------------------------------
       Income before taxes           2001          83,343            41,070          (5,027)  (c)      119,386
                                     2000          64,234            37,759          (4,664)  (c)       97,329
--------------------------------------------------------------------------------------------------------------------
       Income tax expense            2001          29,358            14,413             -               43,771
                                     2000          22,452            13,125             -               35,577
--------------------------------------------------------------------------------------------------------------------
           Net Income                2001          53,984            26,658          (5,027)  (c)       75,615
                                     2000          41,783            24,633          (4,664)  (c)       61,752
--------------------------------------------------------------------------------------------------------------------
          Total Assets               2001      15,092,127           609,037         (47,034)  (d)   15,654,130
                                     2000      13,278,334           508,916        (101,322)  (d)   13,685,928
--------------------------------------------------------------------------------------------------------------------

Six months ended June 30, 2001 and 2000

                                                                  Transaction
                                                  Banking          Processing
         (In thousands)                         Operations        Services (a)       Eliminations       Consolidated
--------------------------------------------------------------------------------------------------------------------
    Interest income and non-         2001        $702,565           343,128          (8,328)  (b)   $1,037,365
         interest income             2000         616,528           315,161          (6,241)  (b)      925,448
--------------------------------------------------------------------------------------------------------------------
       Income before taxes           2001         165,762            75,921          (9,232)  (c)      232,451
                                     2000         132,738            69,053          (8,625)  (c)      193,166
--------------------------------------------------------------------------------------------------------------------
       Income tax expense            2001          58,521            26,430             -               84,951
                                     2000          46,142            23,880             -               70,022
--------------------------------------------------------------------------------------------------------------------
           Net Income                2001         107,241            49,491          (9,232)  (c)      147,500
                                     2000          86,596            45,173          (8,625)  (c)      123,144
--------------------------------------------------------------------------------------------------------------------
          Total Assets               2001      15,092,127           609,037         (47,034)  (d)   15,654,130
                                     2000      13,278,334           508,916        (101,322)  (d)   13,685,928
--------------------------------------------------------------------------------------------------------------------

(a) Includes equity in income of joint ventures, which is included in other operating income.
(b) Principally, data processing service revenues provided to the banking operations segment.
(c) Minority interest in TSYS and GP Network Corporation.
(d) Primarily, TSYS' cash deposits with the banking operations segment.

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

Note H - Recent Accounting Pronouncements
-----------------------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No.
133. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133". SFAS No. 133 and SFAS No. 138 standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standards, entities are required to carry all derivative instruments on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change, together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings), and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss are reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

Synovus adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, Synovus recorded a net-of-tax cumulative-effect gain of $765.0 thousand in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash-flow hedging instruments. As of June 30, 2001, the net-of-tax fair value of these derivatives carried as a component of other comprehensive income was $4.0 million. Synovus expects to reclassify from accumulated other comprehensive income approximately $2.8 million as net-of-tax earnings during the next twelve months, as the related payments from interest rate swaps are recorded. Upon adoption of SFAS No. 133, gains and losses on derivatives that were previously deferred as adjustments to the carrying amount of hedged items were not adjusted.

In connection with the adoption of SFAS No. 133, on January 1, 2001, Synovus reclassified its investment securities held to maturity portfolio to the available for sale category.

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

In July 2001, the FASB issued Statement No. 141 (SFAS No. 141), "Business Combinations" and Statement No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

Synovus is required to adopt the provisions of SFAS No. 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling of interests method, and SFAS No. 142 effective January 1, 2002.

Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-SFAS accounting requirements prior to the adoption of SFAS No. 142.

SFAS No. 141 will require upon the adoption of SFAS No. 142, that Synovus evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, Synovus will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, Synovus will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement will require Synovus to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this, Synovus must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Synovus will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and Synovus must perform the second step of the transitional impairment test. In the second step, Synovus must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of earnings.

And finally, any unamortized negative goodwill (and equity-method negative goodwill) existing at the date SFAS No. 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

As of the date of adoption, Synovus expects to have unamortized goodwill of approximately $27.2 million, which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization expense related to goodwill was $2.6 million and $1.5 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the financial statements at the date of this report, including whether Synovus will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

Note I - Other
--------------

Certain amounts in 2000 have been reclassified to conform to the presentation adopted in 2001.

                        ITEM 2 - MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Summary

Net income for the six months ended June 30, 2001 was $147.5 million, up 19.8% from the same period a year ago. Revenues (excluding securities gains and losses) increased 10.4% over the same period in 2000. Diluted net income per share for the first six months of 2001 was $0.50, an increase of 16.1% over $0.43 per share for the same period in 2000. Return on average assets was 1.98% and return on average equity was 20.02% for the six months ended June 30, 2001. This compares to a return on average assets of 1.91% and a return on average equity of 19.58% for the first six months of 2000.

Net income for the three months ended June 30, 2001 was $75.6 million, up 22.4% from the same period a year ago, and revenues (excluding securities gains and losses) increased 11.2% over the same period in 2000. Diluted net income per share was $0.26 for the second quarter, up 18.5% over $0.22 for the same period in 2000. Return on average assets was 2.00% and return on average equity was 19.96% for the three months ended June 30, 2001. This compares to a return on average assets of 1.88% and a return on average equity of 19.40% for the second quarter of 2000.

Major contributors to the growth in net income include strong growth in loans and fee income. Expense control management also positively impacted the growth in net income.

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

On June 29, 2001, Synovus announced that it had signed a definitive agreement to acquire FABP Bancshares, Inc. (FABP), of Pensacola, FL. FABP is a one-bank holding company that owns First American Bank of Pensacola, N.A., which will be merged into its affiliate Bank of Pensacola. The acquisition, valued at approximately $100 million, is expected to be consummated in the fourth quarter of 2001, pending regulatory and shareholder approval. Synovus will account for the acquisition under the pooling of interests method.

Balance Sheet

During the first six months of 2001, total assets increased $746.0 million, resulting primarily from net loan growth of $852.8 million, or 15.9% annualized. Additionally, mortgage loans held for sale increased by $115.8 million while federal funds sold decreased by $224.4 million. Providing the necessary funding for the balance sheet growth during the first six months of 2001, the deposit base grew $399.8 million, federal funds purchased increased $165.7 million, long-term debt consisting primarily of Federal Home Loan Bank (FHLB) advances increased $70.1 million, and shareholders' equity increased $133.4 million.

Loans

Since year-end of 2000, loans have increased by $852.8 million, or 15.9% annualized (excluding the acquisition of Carolina Southern, loans grew by $711.1 million, or 13.3% annualized). Compared to a year ago, loans grew by 15.2%. Our banks in larger urban markets were the primary contributors to this growth.

Asset Quality

Credit quality continues to be strong. The nonperforming assets ratio was 0.49% at June 30, 2001, down from 0.52% at year-end 2000. The decline was due in part to the sale of a national syndicated credit.

The net charge-off ratio for the six months ended June 30, 2001 was 0.26%, compared to 0.22% a year ago. Net charge-offs to average loans for the quarter ended June 30, 2001 were 0.26% compared to 0.25% for the second quarter of 2000.

Loans 90 days past due and still accruing at June 30, 2001, were $39.6 million, or 0.34% of total loans, up from $33.6 million, or 0.32% of total loans at December 31, 2000. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments on the loans. Management further believes the resolution of these delinquencies will not cause a material increase in nonperforming assets.

The allowance for loan losses was $159.6 million, or 1.38% of net loans, at June 30, 2001 compared to $147.9 million, or 1.38% of net loans, at December 31, 2000. For the six months ended June 30, 2001, the provision for losses on loans was 1.65 times net charge-offs compared to a coverage of 2.22 times for the six months ended June 30, 2000.


                                                      June 30,                December 31,
(In thousands)                                          2001                      2000
--------------                                   -------------------       -------------------
Nonperforming loans                             $            40,168                    41,709
Other real estate                                            16,458                    13,898
                                                 -------------------       -------------------
Nonperforming assets                            $            56,626                    55,607
                                                 ===================       ===================

Loans 90 days past due and still accruing       $            39,634                    33,587
                                                 ===================       ===================

Allowance for loan losses                       $           159,600                   147,867
                                                 ===================       ===================
Allowance for loan losses as a % of loans                      1.38%                     1.38%
                                                 ===================       ===================
As a % of loans and other real estate:
    Nonperforming loans                                        0.35%                     0.39
    Other real estate                                          0.14                      0.13
                                                 -------------------       -------------------
    Nonperforming assets                                       0.49%                     0.52
                                                 ===================       ===================
Allowance to nonperforming loans                             397.33%                   354.52
                                                 ===================       ===================

Capital Resources and Liquidity

Synovus continues to maintain its capital at levels that exceed the minimum regulatory guidelines. Additionally, based on internal calculations and previous regulatory exams, each of the subsidiary banks is currently in compliance with regulatory capital guidelines. Total risk-based capital was $1.740 billion at June 30, 2001, compared to $1.605 billion at December 31, 2000. The ratio of total risk-based capital to risk-weighted assets was 12.71% at June 30, 2001 compared to 12.72% at December 31, 2000. The leverage ratio at the end of the second quarter of 2001 was 10.43% compared to 10.24% at the end of 2000. The equity-to-assets ratio was 9.91% at June 30, 2001 compared to 9.51% at year-end 2000. The consolidated equity-to-assets ratio, exclusive of net unrealized gains (losses) on investment securities available for sale, was 9.73% at June 30, 2001, compared to 9.46% at year-end 2000.

Synovus' liquidity position and sources of funds have not changed significantly since December 31, 2000. The liquidity ratio was 32.26% at June 30, 2001, compared to 31.37% at December 31, 2000. Additionally, the maturity mix of investment securities and loans has not changed significantly during the first six months of 2001.

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

Additionally, subsidiary banks have access to overnight federal funds lines with various financial institutions, which total approximately $2.6 billion, that can be drawn upon for short-term liquidity needs. Synovus also has access to a $25 million line of credit with an unaffiliated banking organization.

The consolidated statements of cash flows detail cash flows from operating, investing, and financing activities. Operating activities provided net cash of $82.6 million during the first six months of 2001, while $397.1 million was provided by financing activities. Investing activities used $495.5 million of this amount, resulting in a decrease in cash and cash equivalents of $15.8 million.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the first six months of 2001 were $15.0 billion, up 15.8% over the first six months of 2000. Average earning assets were up 14.8% in the first half of 2001 over the same period last year and represented 90.0% of average total assets. When compared to the same period last year, average deposits increased $1.6 billion, average federal funds purchased and securities sold under agreement to repurchase decreased $294.5 million, average long-term debt consisting primarily of FHLB advances increased $410.4 million, and average shareholders' equity increased $220.6 million. This growth provided the funding for the $1.6 billion growth in average net loans and the $31.6 million increase in average federal funds sold.

Net interest income was $300.3 million for the six months ended June 30, 2001, up $21.8 million, or 7.8% over the $278.5 million reported for the six months ended June 30, 2000. Net interest income, on a tax-equivalent basis, for the first half of 2001 increased $22.3 million, or 7.9%, over the same period in 2000.

Net interest income was $153.9 million for the second quarter of 2001, up $12.3 million, or 8.7% over the $141.6 million reported for the second quarter of 2000. Net interest income, on a tax-equivalent basis, for the second quarter of 2001 increased $12.6 million, or 8.8%, over the second quarter of 2000.

The year-to-date net interest margin was 4.58%, down twenty-eight basis points from the same period last year. This decrease resulted from a twenty-one basis point decrease in the yield on earning assets, and a seven basis point increase in the effective cost of funds. The decreased yield on earning assets was due to lower yields on loans, primarily due to a 252 basis point decrease in the average prime rate in 2001. The increased effective cost of funds was due to higher average rates paid on interest-bearing funding. Funding pressure from very strong loan growth has required that we increase the utilization of wholesale funding sources, primarily FHLB advances and brokered certificates of deposit. On a sequential quarter basis, the net interest margin is up 6 basis points while net interest income is up $7.5 million. Improved core deposits growth and strong focus on loan and deposit pricing were the key margin drivers during the second quarter. We expect further improvement in the net interest margin as fixed rate deposits continue to reprice during the second half of the year.

The tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% federal income tax rate.

                                                              Six Months Ended                      Three Months Ended
                                                                  June 30,                               June 30,
                                                     ------------------------------------   ------------------------------------
(In thousands)                                             2001               2000               2001                2000
--------------                                       -----------------   ----------------   ----------------    ----------------
Interest income                                      $        580,647            519,269            288,034             269,000
Taxable-equivalent adjustment                                   3,525              3,021              1,833               1,531
                                                     -----------------   ----------------   ----------------    ----------------
Interest income, taxable-equivalent                           584,172            522,290            289,867             270,531
Interest expense                                              280,346            240,720            134,146             127,420
                                                     -----------------   ----------------   ----------------    ----------------
Net interest income, taxable-equivalent              $        303,826            281,570            155,721             143,111
                                                     =================   ================   ================    ================

Non-Interest Income

Total non-interest income during the first six months of 2001 increased $50.5 million, or 12.4%, over the same period in 2000. The increase in non-interest income resulted from a 25.3% increase in banking operations' fee income and an 8.4% increase in transaction processing services revenues. Transaction processing services revenues as a percentage of consolidated revenues were 44.3%, compared to 45.1% a year ago.

For the year-to-date, banking operations' non-interest income increased 25.3%, or $24.6 million, compared to the same period a year ago. The growth in non-interest income was led by net mortgage revenue (up $9.0 million, or 92.3%), service charges on deposits (up $4.8 million, or 13.3%), fees for trust services (up $4.8 million, or 14.3%), and credit card fees (up $1.5 million, or 17.8%). Creative Financial Group, acquired in the first quarter of 2001, added $2.2 million in revenue to Synovus Wealth Management. Total non-interest income during the quarter ended June 30, 2001 increased $13.6 million, or 29.0%, over the second quarter of 2000. The increase in non-interest income was led by net mortgage revenue (up $4.6 million, or 83.3%), service charges on deposits (up $2.6 million, or 13.9%), and fees for trust services (up $1.5 million, or 29.3%). Creative Financial Group contributed $1.2 million in revenue for the quarter ended June 30, 2001.

Transaction processing services revenues consist of TSYS, TDM, and ProCard's revenues. The majority of these revenues are generated by TSYS from card processing and electronic commerce services to card-issuing institutions in the United States, Mexico, Canada, Honduras, United Kingdom, and the Caribbean. TSYS' revenues from bankcard data processing services increased $15.0 million, or 11.9%, for the three months ended June 30, 2001 compared to the same period in 2000. During the six months ended June 30, 2001, TSYS' revenues from bankcard data processing services increased $22.3 million, or 9.0%. Increased revenues from bankcard data processing services are attributable to the growth in the card portfolios of existing customers, as well as cardholder accounts of new customers converted to THE TOTAL SYSTEM(R). Processing contracts with large customers, representing a significant portion of TSYS' revenues, generally provide for discounts on certain services based on the size and activity of customers' portfolios. As a result, bankcard data processing revenues and the related margins are influenced by the customer mix relative to the size of customer bankcard portfolios, as well as the number and activity of individual cardholder accounts processed for each customer.

Average cardholder accounts on file for the three months ended June 30, 2001 were 199.2 million, an increase of approximately 4.1% from the average of 191.3 million for the same period in 2000. For the first six months of 2001, average cardholder accounts were 198.8 million, a 0.8% decrease compared to the 200.4 million accounts on file for the same period last year. Cardholder accounts on file at June 30, 2001 were 202.1 million, an 11.4% increase compared to the
181.4 million accounts on file at June 30, 2000. The change in cardholder accounts on file from June 2000 to June 2001 included the deconversion of 3.7 million accounts, the addition of approximately 16.2 million accounts attributable to the internal growth of existing clients, and approximately 8.2 million accounts for new clients.

A significant amount of TSYS' revenues is derived from long-term contracts with large customers, including certain major customers. For the three months ended June 30, 2001, TSYS had two major customers. The two major customers for the quarter ended June 30, 2001 accounted for approximately 28.7%, or $46.7 million, of total revenues. For the three months ended June 30, 2000, TSYS had three major customers that accounted for 36.2%, or $54.4 million, of total revenues. For the six months ended June 30, 2001, TSYS had two major customers. The two major customers for the six months ended June 30, 2001 accounted for approximately 28.5%, or $90.0 million, of total revenues. For the six months ended June 30, 2000, TSYS had four major customers that accounted for 47.1%, or $139.3 million, of total revenues. The loss of one of TSYS' major customers, or other significant customers, could have a material adverse effect on TSYS' financial condition and results of operations.

Non-Interest Expense

Total non-interest expense for the six months ended June 30, 2001, increased $31.9 million, or 6.9%, over the same period in 2000. Management analyzes non-interest expense in two separate components: banking operations and transaction processing services. The following table summarizes this data for the first six months of 2001 and 2000.

                                                             2001(*)                            2000(*)
                                                  -------------------------------  ----------------------------------
                                                                   Transaction                        Transaction
                                                                    Processing                         Processing
(In thousands)                                      Banking          Services         Banking           Services
--------------                                    -------------   ---------------  ---------------  -----------------
Salaries and other personnel expenses            $     136,004           135,922          126,513            122,395
Net occupancy and equipment expense                     31,357            86,472           29,886             80,472
Other operating expenses                                63,447            44,794           61,116             43,200
                                                  -------------   ---------------  ---------------  -----------------
Total non-interest expense                       $     230,808           267,188          217,515            246,067
                                                  =============   ===============  ===============  =================

(*) The added totals are greater than the consolidated totals due to inter-segment balances which are eliminated in consolidation.

Banking operations' non-interest expense increased $13.3 million, or 6.1%, for the six months ended June 30, 2001, compared to the same period in 2000. During the second quarter of 2001, non-interest expense increased $6.9 million, or 6.2%, over the same period in 2000. Salaries and other personnel expenses, the largest component of non-interest expense, increased $9.5 million, or 7.5%, year-to-date over 2000. This increase is due primarily to annual salary adjustments. The number of full-time equivalent employees at June 30, 2001 was 5,398, compared to 5,222 a year ago. Net occupancy and equipment expense increased $1.5 million or 4.9%. Other operating expenses increased $2.3 million or 3.8%. The banking operations' efficiency ratio was 54.46% in the first half of 2001, compared to 57.65% a year ago.

Approximately 94% of total transaction processing services non-interest expense relates to TSYS, with the remainder related to TDM and ProCard. The following paragraphs provide an analysis of the non-interest expense components at TSYS. Non-interest expense related to TSYS increased 7.2% and 6.4% for the three and six months ended June 30, 2001, respectively, compared to the same period in 2000. Employment expenses increased $5.7 million, or 10.1%, for the three months ended June 30, 2001, compared to the same period in 2000. For the six months ended June 30, 2001, employment expenses increased $10.1 million, or 8.9%, compared to the same period in 2000. The change in employment expenses consists of increases of $8.1 million and $20.3 million for the three and six months ended June 30, 2001, respectively, associated with the growth in the number of employees, normal salary increases and related benefits. These increases were partially offset by $2.4 million and $10.2 million invested in capitalized software development costs and contract acquisition costs for the three and six months ended June 30, 2001, respectively. Capitalized software development costs relate to the continued development of a commercial card system for TS2(R) which began in May 1998 and is expected to be substantially complete in the third quarter of 2001, and enhancements to expand international functionality. The average number of employees in the second quarter of 2001 increased to 4,821, a 7.9% increase over 4,467 in the same period of 2000. For the first six months of 2001, the average number of employees was 4,779, an 8.3% increase over the first six months of 2000.

Net occupancy and equipment expense at TSYS increased $3.0 million, or 7.4% for the three months ended June 30, 2001, over the same period in 2000. For the six months ended June 30, 2001, net occupancy and equipment expense increased $5.1 million, or 6.4%, over the same period in 2000. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, remained the same in the second quarter of 2001, compared to the same period in 2000. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved to a large extent through operating leases.

During 2000, TSYS established a processing data center in Europe and purchased a building to house client service personnel. Although it only began processing accounts for its new European clients during the second quarter of 2001, TSYS had to build the necessary infrastructure in order to begin processing those accounts in 2001. Through the first six months of 2001, TSYS incurred $12.0 million of net operating expense related to the expansion in Europe.

Income Tax Expense

Income tax expense for the six months ended June 30, 2001, was $85.0 million compared to $70.0 million for the same period a year ago. The effective tax rate for the first six months of 2001 was 36.5% compared to 36.2% for the same period in 2000.

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

                           PART II - OTHER INFORMATION

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Submission of Matters to a Vote of Security Holders

The annual shareholders' meeting was held on April 25, 2001. Following are summaries of the proposals that were submitted to the shareholders for approval.

The first proposal was to elect eight nominees for Class I directors of Synovus to serve until the 2004 Annual Meeting of Shareholders. The eight nominees for election as Class I directors named below were elected by the number of affirmative votes set forth opposite their names below, with the number of votes withholding authority to vote for such nominees also being shown. As the election of each of the nominees for Class I directors was approved by a plurality of the total votes entitled to be cast by the holders of shares represented at the meeting, each of the nominees for Class I directors were elected.

                                                   Withheld Authority
Nominee                         Votes For                to Vote
------------------------------------------------------------------------------
James H. Blanchard           518,195,563.4359        4,031,995.0117
C. Edward Floyd              512,559,844.5851        9,667,713.8625
Gardiner W. Garrard, Jr.     517,190,676.1809        5,036,882.2667
V. Nathaniel Hansford        518,252,321.3023        3,975,237.1453
Alfred W. Jones III          518,127,618.4866        4,099,939.9610
H. Lynn Page                 518,245,503.0632        3,982,055.3844
Robert V. Royall             517,990,094.3115        4,237,464.1361
James D. Yancey              518,101,222.8934        4,126,335.5542

The second proposal was to reapprove the Synovus Financial Corp. Executive Bonus Plan. The proposal was approved by 503,389,880.9572 affirmative votes, with 11,920,190.0665 against votes, and 6,917,487.4239 abstain votes. As the affirmative rate of a majority of the votes cast was required for approval, such proposal was approved.

                           PART II - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    (11)  Statement re Computation of Per Share Earnings

 (b) Report on Form 8-K

    The following report on Form 8-K was filed subsequent to the second quarter of 2001.


    The report filed on July 18, 2001, included the following event:

          On July 18, 2001, Synovus issued a press release with respect to its second quarter 2001 earnings.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SYNOVUS FINANCIAL CORP.


Date:  August 14, 2001                        BY: /s/ Thomas J. Prescott
                                                 -----------------------
                                              Thomas J. Prescott
                                              Executive Vice President and
                                              Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit Number                   Description
--------------                   -----------

         11                      Statement re Computation of Per Share Earnings