Form 10-Q
period 2001-09-30
SYNOVUS FINANCIAL CORP
filed 2001-11-14
CIK 18349

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001
 Commission File Number 1-10312

SYNOVUS FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Georgia	58-1134883
(State or other jurisdiction of	(IRS Employer Identification
Incorporation or organization)	Identification No.)

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

                      YES      X       NO

At October 31, 2001, 291,295,199 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

SYNOVUS FINANCIAL CORP.

INDEX
                                                                                              Page
Part I.           Financial Information                                                       Number
                                                                                              ------
     Item 1.      Financial Statements

                  Consolidated Balance Sheets (unaudited)
                  September 30, 2001 and December 31, 2000                                      3

                  Consolidated Statements of Income (unaudited)
                  Nine and Three Months Ended September 30, 2001 and 2000                       4

                  Consolidated Statements of Cash Flows (unaudited)                             5
                  Nine Months Ended September 30, 2001 and 2000

                  Notes to Consolidated Financial Statements (unaudited)                        6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          14

     Item 3.       Quantitative and Qualitative Disclosures About Market Risk                  23

Part II.          Other Information

     Item 4.      (a)   Exhibits                                                               24

                  (b)   Report on Form 8-K                                                     24

Signature Page                                                                                 25

Exhibit Index                                                                                  26

                  (11)   Statement re Computation of Per Share Earnings
PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                        September 30,       December 31,
(In thousands, except share and per share data)                            2001                 2000
                                                                      --------------        ------------
ASSETS
Cash and due from banks                                               $    557,704              558,054
Interest earning deposits with banks                                         3,796                3,806
Federal funds sold                                                          19,142              375,765
Mortgage loans held for sale                                               184,192              108,234
Investment securities available for sale                                 2,087,135            1,807,039
Investment securities held to maturity                                          -               270,889

Loans, net of unearned income                                           11,852,572           10,751,887
Allowance for loan losses                                                 (162,117)            (147,867)
                                                                      --------------        ------------
      Loans, net                                                        11,690,455           10,604,020
                                                                      --------------        ------------
Premises and equipment, net                                                551,623              526,988
Other assets                                                               687,083              653,297
                                                                      --------------        ------------
      Total assets                                                    $ 15,781,130           14,908,092
                                                                      ==============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Non-interest bearing                                               $  1,750,644            1,726,817
   Interest bearing                                                      9,775,130            9,434,893
                                                                      --------------        ------------
      Total deposits                                                    11,525,774           11,161,710
Federal funds purchased and securities sold under
      agreement to repurchase                                            1,211,827            1,039,900
Long-term debt                                                             935,731              840,859
Other liabilities                                                          396,014              367,562
                                                                      --------------        ------------
      Total liabilities                                                 14,069,346           13,410,031
                                                                      --------------        ------------
Minority interest in consolidated subsidiaries                              93,513               80,890
Shareholders' equity:
   Common stock - $1.00 par value; Authorized 600,000,000 shares; issued
      291,231,945 in 2001 and 284,818,042 in 2000; outstanding
      291,056,681 in 2001 and 284,642,778 in 2000                          291,232              284,818
   Surplus                                                                 148,480              107,652
   Treasury stock - 175,264 shares in 2001 and 2000                         (1,285)              (1,285)
   Unamortized restricted stock                                                (99)                (381)
   Accumulated other comprehensive income                                   43,985                5,936
   Retained earnings                                                     1,135,958            1,020,431
                                                                      --------------        ------------
      Total shareholders' equity                                         1,618,271            1,417,171
                                                                      --------------        ------------
      Total liabilities and shareholders' equity                      $ 15,781,130           14,908,092
                                                                      ==============        ============
See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                   Nine Months Ended            Three Months Ended
                                                      September 30,                 September 30,
                                                -----------------------         ----------------------
(In thousands, except per share data)              2001         2000            2001          2000
                                                ----------  -----------        -----------  ----------
Interest income:
   Loans, including fees                       $  754,614       697,615         245,850       247,520
   Investment securities:
      U.S. Treasury and U.S. Government
        agencies                                   53,519        62,716          16,674        20,973
      Mortgage-backed securities                   28,044        22,584           9,997         7,656
      State and municipal                           8,688         7,366           2,953         2,536
      Other investments                             2,567         2,465             844           845
   Mortgage loans held for sale                     9,765         5,968           3,328         2,423
   Federal funds sold                               4,012         4,013           1,070         1,551
   Interest earning deposits with banks               191           106              37            60
                                                ----------  -----------        -----------  ----------
      Total interest income                       861,400       802,833         280,753       283,564
                                                ----------  -----------        -----------  ----------
Interest expense:
   Deposits                                       325,871       299,761          97,783       112,565
   Federal funds purchased and securities
      sold under agreement to repurchase           35,784        59,072          10,894        19,628
   Long-term debt                                  40,726        25,210          13,358        11,130
                                                ----------  -----------        -----------  ----------
      Total interest expense                      402,381       384,043         122,035       143,323
                                                ----------  -----------        -----------  ----------
      Net interest income                         459,019       418,790         158,718       140,241
Provision for losses on loans                      34,956        33,245          10,799         9,622
                                                ----------  -----------        -----------  ----------
      Net interest income after provision
         for losses on loans                      424,063       385,545         147,919       130,619
                                                ----------  -----------        -----------  ----------
Non-interest income:
   Data processing services                       474,431       431,356         163,692       146,664
   Service charges on deposit accounts             62,357        55,713          21,152        19,331
   Fees for trust services                         19,215        16,555           6,637         5,546
   Brokerage revenue                               12,343        11,821           3,858         3,441
   Mortgage banking income                         27,604        15,595           8,938         5,887
   Credit card fees                                15,306        13,158           5,553         4,878
   Securities gains (losses), net                   1,183            70             337            98
   Other fee income                                12,586        10,774           4,109         3,813
   Other operating income                          62,852        55,436          16,883        14,641
                                                ----------  -----------        -----------  ----------
      Total non-interest income                   687,877       610,478         231,159       204,299
                                                ----------  -----------        -----------  ----------
Non-interest expense:
   Salaries and other personnel expense           413,164       373,819         141,455       125,117
   Net occupancy and equipment expense            175,903       164,730          58,088        54,394
   Other operating expenses                       152,366       150,524          50,711        50,248
                                                ----------  -----------        -----------  ----------
      Total non-interest expense                  741,433       689,073         250,254       229,759
                                                ----------  -----------        -----------  ----------
Minority interest in subsidiaries' net income      14,208        12,317           4,976         3,692

      Income before income taxes                  356,299       294,633         123,848       101,467
Income tax expense                                129,894       106,758          44,943        36,736
                                                ----------  -----------        -----------  ----------
      Net income                               $  226,405       187,875          78,905        64,731
                                                ==========  ===========        ===========  ==========
Net income per share :
   Basic                                       $     0.78          0.66            0.27          0.23
                                                ==========  ===========        ===========  ==========
   Diluted                                           0.77          0.66            0.27          0.23
                                                ==========  ===========        ===========  ==========

Weighted average shares outstanding:
   Basic                                          289,642       283,260         290,868       284,149
                                                ==========  ===========        ===========  ==========
   Diluted                                        295,623       286,319         297,357       287,392
                                                ==========  ===========        ===========  ==========

Dividends declared per share                   $     0.38          0.33            0.13          0.11
                                                ==========  ===========        ===========  ==========
See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                         Nine Months Ended
                                                                           September 30,
                                                                      ---------------------------
(In thousands)                                                            2001             2000
                                                                      -----------      -----------
Operating Activities
    Net Income                                                         $  226,405          187,875
    Adjustments to reconcile net income to net cash provided (used) by operating activities:
            Provision for losses on loans                                  34,956           33,245
            Depreciation, amortization, and accretion, net                 64,175           59,142
            Deferred income tax expense                                     6,316            3,195
            Decrease (increase) in interest receivable                     18,818          (19,613)
            (Decrease) increase in interest payable                       (10,108)          17,540
            Minority interest in subsidiaries' net income                  14,208           12,317
            (Increase) in mortgage loans held for sale                    (75,958)         (24,812)
            Other, net                                                     (3,533)          14,971
                                                                      -----------      -----------
                  Net cash provided (used) by operating activities        275,279          283,860
                                                                      -----------      -----------
Investing Activities
    Cash acquired from acquisition                                          8,330            2,877
    Net decrease (increase) in interest earning deposits with banks            23           (1,387)
    Net decrease (increase) in federal funds sold                         380,073          (36,743)
    Proceeds from maturities and principal collections of investment
        securities available for sale                                     738,890          145,662
    Proceeds from sales of investment securities available for sale       134,759            8,483
    Purchases of investment securities available for sale                (789,814)        (182,298)
    Proceeds from maturities and principal collections of investment
        securities held to maturity                                             -           32,513
    Purchases of investment securities held to maturity                         -          (31,125)
    Net increase in loans                                                (981,762)      (1,437,036)
    Purchases of premises and equipment                                  (104,553)         (96,519)
    Proceeds from disposals of premises and equipment                      10,765            2,175
    Net cash paid on sale of branches                                           -          (41,835)
    Proceeds from sales of other real estate                               13,345            7,471
    Additions to contract acquisition costs                               (12,710)         (39,846)
    Additions to computer software                                        (34,066)         (29,774)
                                                                      -----------      -----------
                  Net cash provided (used) in investing activities       (636,720)      (1,697,382)
                                                                      -----------      -----------
Financing Activities
    Net increase in demand and savings deposits                           228,235          285,681
    Net (decrease) increase in certificates of deposit                    (44,622)         774,600
    Net increase in federal funds purchased and securities
        sold under agreement to repurchase                                171,927           43,824
    Principal repayments on long-term debt                                 (3,218)          (1,790)
    Proceeds from issuance of long-term debt                               91,438          350,326
    Dividends paid to shareholders                                       (104,956)         (87,728)
    Proceeds from issuance of common stock                                 22,287            5,063
                                                                      -----------      -----------
                  Net cash provided (used) by financing activities        361,091        1,369,976
                                                                      -----------      -----------
Increase (decrease) in cash and cash equivalents                             (350)         (43,546)
Cash and cash equivalents at beginning of period                          558,054          466,543
                                                                      -----------      -----------
Cash and cash equivalents at end of period                           $    557,704          422,997
                                                                      ===========      ===========
See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A - Basis of Presentation
--------------------------------------

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

Note B - Supplemental Cash Flow Information
---------------------------------------------------------

For the nine months ended September 30, 2001 and 2000, Synovus paid income taxes (net of refunds received) of $87.7 million and $114.6 million, and interest of $412.5 million and $366.6 million, respectively.

Noncash investing activities consisted of loans of approximately $10.9 million and $6.7 million, which were foreclosed and transferred to other real estate during the nine months ended September 30, 2001 and 2000, respectively. Additionally, in conjunction with the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, on January 1, 2001, Synovus reclassified investment securities held to maturity with a book value of $270.9 million to the available for sale category.

Note C - Other Comprehensive Income (Loss)
--------------------------------------------------------

Other comprehensive income (loss) consists of net unrealized gains (losses) on securities available for sale, net unrealized gains (losses) on cash flow hedges, and foreign currency translation adjustments. Comprehensive income consists of net income plus the change in other comprehensive income (loss). Comprehensive income for the three months ended September 30, 2001 and 2000 was $99.2 million and $79.6 million, respectively. For the nine months ended September 30, 2001 and 2000, comprehensive income was $264.5 million and $201.7 million, respectively.

Note D - Business Combinations
--------------------------------------

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

On June 29, 2001, Synovus announced that it had signed a definitive agreement to acquire FABP Bancshares, Inc. (FABP), of Pensacola, FL. FABP is a one-bank holding company that owns First American Bank of Pensacola, N.A., which will be merged into Synovus’ affiliate, Bank of Pensacola. The acquisition, valued at approximately $100 million, is expected to be consummated in the fourth quarter of 2001, pending regulatory and shareholder approval. Synovus will account for the acquisition under the pooling of interests method.

Note E - Operating Segments
------------------------------------

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

Segment information as of and for the three and nine months ended September 30, 2001 and 2000 is presented below:

Three months ended September 30, 2001 and 2000
--------------------------------------------------------------------------------
                                          Transaction
                                Banking   Processing
     (In thousands)            Operations Services (a) Eliminations Consolidated
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Interest income and non- 2001    $338,960   176,324     (3,372)(b)    $511,912
     interest income     2000     331,245   161,419     (4,801)(b)     487,863
--------------------------------------------------------------------------------
   Income before taxes   2001      89,373    39,451     (4,976)(c)     123,848
                         2000      74,003    31,156     (3,692)(c)     101,467
--------------------------------------------------------------------------------
   Income tax expense    2001      31,491    13,452        -            44,943
                         2000      26,139    10,597        -            36,736
--------------------------------------------------------------------------------
       Net Income        2001      57,882    25,999     (4,976)(c)      78,905
                         2000      47,864    20,559     (3,692)(c)      64,731
--------------------------------------------------------------------------------
      Total Assets       2001  15,196,735   652,393    (67,998)(d)  15,781,130
                         2000  13,645,409   547,936    (88,188)(d)  14,105,157
--------------------------------------------------------------------------------

Nine months ended September 30, 2001 and 2000

--------------------------------------------------------------------------------
                                         Transaction
                              Banking    Processing
     (In thousands)         Operations   Services (a) Eliminations  Consolidated
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Interest income and non- 2001  $1,041,525   519,452    (11,700)(b)   $1,549,277
     interest income     2000     947,773   476,580    (11,042)(b)    1,413,311
--------------------------------------------------------------------------------
   Income before taxes   2001     255,135   115,372    (14,208)(c)       356,299
                         2000     206,741   100,209    (12,317)(c)       294,633
--------------------------------------------------------------------------------
   Income tax expense    2001      90,012    39,882       -              129,894
                         2000      72,281    34,477       -              106,758
--------------------------------------------------------------------------------
       Net Income        2001     165,123    75,490    (14,208)(c)       226,405
                         2000     134,460    65,732    (12,317)(c)       187,875
--------------------------------------------------------------------------------
      Total Assets       2001  15,196,735   652,393    (67,998)(d)    15,781,130
                         2000  13,645,409   547,936    (88,188)(d)    14,105,157
--------------------------------------------------------------------------------

(a)Includes equity in income of joint ventures, which is included in other operating income.
(b)Principally, data processing service revenues provided to the banking operations segment.
(c)Minority interest in TSYS and GP Network Corporation.
(d)Primarily, TSYS' cash deposits with the banking operations segment.
Note F - Legal Proceedings
---------------------------------

Synovus and its subsidiaries are subject to various legal proceedings and claims which arise in the ordinary course of its business. Any litigation is vigorously defended and, in the opinion of management, based on consultation with external legal counsel, any outcome of such litigation would not materially affect the consolidated financial position or results of operations.

Currently, multiple lawsuits seeking class action treatment are pending against one of the Alabama banking subsidiaries that involve: (1) payment of service fees or interest rebates to automobile dealers in connection with the assignment of automobile credit sales contracts to that subsidiary; (2) the forced placement of insurance to protect that subsidiary’s interest in collateral for which consumer credit customers have failed to obtain or maintain insurance; and (3) the receipt of commissions by that subsidiary in connection with the sale of credit life insurance to its consumer credit customers and the charging of an interest surcharge and a processing fee in connection with consumer loans made by that subsidiary. These lawsuits seek unspecified damages, including punitive damages. Synovus intends to vigorously contest these lawsuits and all other litigation to which Synovus and its subsidiaries are parties. Based upon information presently available, and in light of legal, equitable, and factual defenses available to Synovus and its subsidiaries, contingent liabilities arising from the threatened and pending litigation are not considered material. It should be noted, however, that large punitive damage awards, bearing little relation to the actual damages sustained by plaintiffs, have been awarded in Alabama.

In November 1998, a class action complaint was filed against NationsBank of Delaware, N.A., in the United States District Court for the Southern District of Mississippi. On March 23, 1999, the named plaintiff amended the complaint and named TSYS and certain credit bureaus as defendants in the case. The named plaintiff alleges, among other things, that the defendants failed to report properly the credit standing of each member of the putative class. The named plaintiff has defined the class as all persons and entities within the United States who obtained credit cards from NationsBank, and whose accounts were purchased by or transferred to U.S. BankCard, and whose accounts were reported to credit bureaus or credit agencies incorrectly in August 1998. The parties have reached a settlement of the litigation. On September 21, 2001, the Magistrate Judge for the United States District Court for the Southern District of Mississippi issued an order of final approval of that settlement pursuant to Rule 23(e) of the Federal Rules of Civil Procedure. Payments to settle the litigation were substantially covered by insurance.

Note G - Derivative Financial Instruments
--------------------------------------------------

As part of its overall interest rate risk management activities, Synovus utilizes interest rate related derivatives to manage its exposure to various types of interest rate risks. With the exception of commitments to fund and sell fixed-rate mortgage loans, all derivatives utilized by Synovus represent end user activities designed as either a hedge of a recognized fixed-rate asset or liability (a fair value hedge), or a hedge of a forecasted transaction or of the variability of future cash flows of a floating rate asset or liability (cash flow hedge). Synovus does not speculate using derivative instruments.

Synovus’ risk management policies emphasize the management of interest rate risk within acceptable guidelines. Synovus’ objective in maintaining these policies is to achieve consistent growth in net interest income while limiting volatility arising from changes in interest rates. Risks to be managed include both fair value and cash flow risks. Utilization of derivative financial instruments provides a valuable tool to assist in the management of these risks.

Synovus utilizes interest rate swap agreements to hedge the fair value risk of fixed-rate balance sheet liabilities, primarily deposit liabilities. Fair value risk is measured as the volatility in the value of these liabilities as interest rates change. Interest rate swaps entered into to manage this risk are designed to have the same notional value as well as similar interest rates and interest calculation methods. These agreements entitle Synovus to receive fixed-rate interest payments and pay floating-rate interest payments based on the notional amount of the swap agreements. Swap agreements structured in this manner allow Synovus to effectively hedge the fair value risks of these fixed-rate liabilities.

Synovus is potentially exposed to interest rate cash flow risk due to its holding of loans whose interest payments are based on floating rate indices. Synovus monitors changes in these exposures and their impact on its risk management activities. These agreements, whose terms are for up to five years, entitle Synovus to receive fixed-rate interest payments and pay floating-rate interest payments. The maturity date of the last agreement is June 1, 2004. These agreements allow Synovus to offset the variability of floating rate loan interest with the variable interest payments due on the interest rate swaps.

The effective portion of changes in the fair value of interest rate swaps designated as hedges of the variability of cash flows associated with floating rate loans are reported in other comprehensive income. These amounts are subsequently reclassified into interest income as the hedged cash flows affect earnings. The ineffective portion of the gain on heging derivative instruments, which is reported in earnings, is not material.

By using derivatives to hedge fair value and cash flow risks, Synovus exposes itself to potential credit risk. This potential credit risk is equal to the fair or replacement values of the swaps if the counterparty fails to perform on its obligations under the swap agreements. This credit risk is normally a very small percentage of the notional amount and fluctuates as interest rates change. Synovus minimizes this risk by subjecting the transaction to the same approval process as other credit activities, by dealing with highly rated counterparties, and by obtaining collateral agreements for exposures above predetermined limits.

Synovus also holds derivative instruments which consist of commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans. Synovus’ objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans. Both the rate-lock commitments and the forward commitments are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.

Note H - Recent Accounting Pronouncements
----------------------------------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133". SFAS No. 133 and SFAS No. 138 standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standards, entities are required to carry all derivative instruments on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change, together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings), and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss are reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

Synovus adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, Synovus recorded a net-of-tax cumulative-effect gain of $765.0 thousand in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash-flow hedging instruments. As of September 30, 2001, the net-of-tax fair value of these derivatives carried as a component of other comprehensive income was $6.7 million. Synovus expects to reclassify from accumulated other comprehensive income approximately $4.1 million as net-of-tax earnings during the next twelve months, as the related payments from interest rate swaps are recorded. During the current year, Synovus terminated certain cash flow hedges which resulted in a net gain of $3.4 million. Such gain is included as a component of other comprehensive income and is being amortized over the shorter of the remaining contract life or the maturity of the designated asset as an adjustment to interest income. The unamortized deferred gain balance at September 30, 2001 was $3.2 million. Upon adoption of SFAS No. 133, gains and losses on derivatives that were previously deferred as adjustments to the carrying amount of hedged items were not adjusted.

In connection with the adoption of SFAS No. 133, on January 1, 2001, Synovus reclassified its investment securities held to maturity portfolio to the available for sale category.

In September 2000, SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, was issued. SFAS No. 140 is effective for all transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. Due to the nature of its activities, Synovus does not expect a material change to its results of operations as a result of adopting SFAS No. 140.

In July 2001, the FASB issued Statement No. 141 (SFAS No. 141), “Business Combinations” and Statement No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”.

SFAS No. 141 was effective July 1, 2001 while the provisions of SFAS No. 142 will be adopted effective January 1, 2002.

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

SFAS No. 141 will require upon the adoption of SFAS No. 142 that Synovus evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, Synovus will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, Synovus will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement will require Synovus to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this, Synovus must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Synovus will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and Synovus must perform the second step of the transitional impairment test. In the second step, Synovus must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of earnings.

And finally, any unamortized negative goodwill (and equity-method negative goodwill) existing at the date SFAS No. 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

As of the date of adoption, Synovus expects to have unamortized goodwill of approximately $27.2 million, which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization expense related to goodwill was $2.6 million and $2.2 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the financial statements at the date of this report, including whether Synovus will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued Statement No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligation of leases.

SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not anticipate the adoption of SFAS No. 143 to have a material effect on its financial condition or results of operations.

In October 2001, the FASB issued Statement No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion

No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

SFAS No. 144 improves financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions.

SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions are to be applied prospectively. Management does not anticipate the adoption of SFAS No. 144 to have a material effect on its financial condition or results of operations.

Note I - Other
------------------

Certain amounts in 2000 have been reclassified to conform to the presentation adopted in 2001.

ITEM 2 - MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Summary

Net income for the nine months ended September 30, 2001 was $226.4 million, up 20.5% from the same period a year ago. Revenues (excluding securities gains and losses) increased 11.3% over the same period in 2000. Diluted net income per share for the first nine months of 2001 was $0.77, an increase of 16.7% over $0.66 per share for the same period in 2000. Return on average assets was 2.00% and return on average equity was 19.99% for the nine months ended September 30, 2001. This compares to a return on average assets of 1.90% and a return on average equity of 19.56% for the first nine months of 2000.

Net income for the three months ended September 30, 2001 was $78.9 million, up 21.9% from the same period a year ago, and revenues (excluding securities gains and losses) increased 13.1% over the same period in 2000. Diluted net income per share was $0.27 for the third quarter, up 17.9% over $0.23 for the same period in 2000. Return on average assets was 2.02% and return on average equity was 19.93% for the three months ended September 30, 2001. This compares to a return on average assets of 1.87% and a return on average equity of 19.54% for the third quarter of 2000.

Major contributors to the growth in net income are net interest income due to strong growth in loans and fee income. Expense control management and improving net interest margin also positively impacted the growth in net income.

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

On June 29, 2001, Synovus announced that it had signed a definitive agreement to acquire FABP Bancshares, Inc. (FABP), of Pensacola, FL. FABP is a one-bank holding company that owns First American Bank of Pensacola, N.A., which will be merged into Synovus’ affiliate, Bank of Pensacola. The acquisition, valued at approximately $100 million, is expected to be consummated in the fourth quarter of 2001, pending regulatory and shareholder approval. Synovus will account for the acquisition under the pooling of interests method.

Balance Sheet

During the first nine months of 2001, total assets increased $873.0 million, resulting primarily from net loan growth of $1.1 billion, or 13.6% annualized. Additionally, mortgage loans held for sale increased by $76.0 million while federal funds sold decreased by $356.6 million. Providing the necessary funding for the balance sheet growth during the first nine months of 2001, the deposit base grew $364.1 million, federal funds purchased increased $171.9 million, long-term debt consisting primarily of Federal Home Loan Bank (FHLB) advances increased $94.9 million, and shareholders’ equity increased $201.1 million.

Loans

Since year-end of 2000, loans have increased by $1.1 billion, or 13.6% annualized (excluding the acquisition of Carolina Southern, loans grew by $959.0 million, or 11.9% annualized). Compared to a year ago, loans grew by 13.4%. Our banks in larger urban markets were the primary contributors to this growth.

Asset Quality

Asset quality indicators remain solid. The nonperforming assets ratio was 0.54% at September 30, 2001, compared to 0.52% at year-end 2000. The increase in nonperforming assets during the third quarter was primarily due to one large commercial credit in the trucking and transportation industry being placed on non-accrual. Management does not see a systemic problem in any particular segment of the portfolio or any particular market.

The net charge-off ratio for the nine months ended September 30, 2001 was 0.27%, compared to 0.23% a year ago. Net charge-offs to average loans for the quarter ended September 30, 2001 were 0.28% compared to 0.26% the previous quarter end and 0.24% for the third quarter of 2000.

Loans 90 days past due and still accruing at September 30, 2001, were $28.4 million, or 0.24% of total loans, compared to $39.6 million, or 0.34% of total loans at June 30, 2001 and $33.6 million, or 0.32% of total loans at December 31, 2000. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments on the loans. Management further believes the resolution of these delinquencies will not cause a material increase in nonperforming assets.

The allowance for loan losses was $162.1 million, or 1.37% of net loans, at September 30, 2001 compared to $147.9 million, or 1.38% of net loans, at December 31, 2000. For the nine months ended September 30, 2001, the provision for losses on loans was $35.0 million compared to $33.2 million for the nine months ended September 30, 2000.

                                            September 30,        December 31,
(In thousands)                                  2001                2000
--------------
                                           --------------       -------------
Nonperforming loans                         $      49,197              41,709
Other real estate                                  14,720              13,898
                                           --------------       -------------
Nonperforming assets                        $      63,917              55,607
                                           ==============       =============

Loans 90 days past due and still accruing          28,447              33,587
                                           ==============       =============

Allowance for loan losses                   $     162,117             147,867
                                           ==============       =============
Allowance for loan losses as a % of loans            1.37%              1.38
                                           ==============       =============
As a % of loans and other real estate:
    Nonperforming loans                              0.42%              0.39
    Other real estate                                0.12                0.13
                                           --------------       -------------
    Nonperforming assets                             0.54%              0.52
                                           ==============       =============
Allowance to nonperforming loans                   329.52%            354.52
                                           ==============       =============

Management is sensitive about the current economic environment and the impact that it may have on its loan portfolio. However, based on current credit quality indicators and the composition of the loan portfolio, management remains cautiously optimistic about the Company’s credit quality outlook. In addition to the credit quality indicators that are discussed herein, other factors have been considered in making this assessment regarding our credit outlook. First, operating under a decentralized structure, management emphasizes lending in the local markets served by Synovus. Second, Synovus strives towards maintaining a diversified loan portfolio to spread risk and reduce exposure to economic downturns that may occur in different segments of the economy, geographic locations, or in particular industries. Also, while a significant portion of the loan portfolio is in the real estate sector, these loans are diversified by geography, industry, and loan type. Third, Synovus’ lending philosophy is based on relationship-based lending, as opposed to project-based lending to highly speculative real estate developments, highly leveraged transactions, and other industries known for excessive risk. Management believes that these factors serve to lower its credit risk profile.

Capital Resources and Liquidity

Synovus continues to maintain its capital at levels that exceed the minimum regulatory guidelines. Additionally, based on internal calculations and previous regulatory exams, each of the subsidiary banks is currently in compliance with regulatory capital guidelines. Total risk-based capital was $1.797 billion at September 30, 2001, compared to $1.605 billion at December 31, 2000. The ratio of total risk-based capital to risk-weighted assets was 12.98% at September 30, 2001 compared to 12.72% at December 31, 2000. The leverage ratio at the end of the third quarter of 2001 was 10.61% compared to 10.24% at the end of 2000. The equity-to-assets ratio was 10.25% at September 30, 2001 compared to 9.51% at year-end 2000. The equity-to-assets ratio, exclusive of net unrealized gains (losses) on investment securities available for sale, was 9.96% at September 30, 2001, compared to 9.46% at year-end 2000.

Synovus’ liquidity position and sources of funds have not changed significantly since December 31, 2000. The liquidity ratio was 30.39% at September 30, 2001, compared to 31.37% at December 31, 2000. Additionally, the maturity mix of investment securities and loans has not changed significantly during the first nine months of 2001.

Synovus’ management monitors liquidity in coordination with the appropriate committees at each subsidiary bank. Management must ensure that adequate liquidity, at a reasonable cost, is available to meet the cash flow needs of depositors, borrowers, and creditors. Management constantly monitors and maintains appropriate levels of assets and liabilities so as to provide adequate funding sources to meet estimated customer withdrawals and future loan requests.

Additionally, subsidiary banks have access to overnight federal funds lines with various financial institutions, which total approximately $2.8 billion, that can be drawn upon for short-term liquidity needs. Synovus also has access to a $25 million line of credit with an unaffiliated banking organization.

The consolidated statements of cash flows detail cash flows from operating, investing, and financing activities. Operating activities provided net cash of $275.3 million during the first nine months of 2001, while $361.1 million was provided by financing activities. Investing activities used $636.7 million of this amount, resulting in a decrease in cash and cash equivalents of $350 thousand.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the first nine months of 2001 were $15.2 billion, up 14.7% over the first nine months of 2000. Average earning assets were up 13.7% in the first nine months of 2001 over the same period last year and represented 90.1% of average total assets. When compared to the same period last year, average deposits increased $1.4 billion, average federal funds purchased and securities sold under agreement to repurchase decreased $185.2 million, average long-term debt consisting primarily of FHLB advances and two senior notes increased $361.0 million, and average shareholders’ equity increased $231.6 million. This growth provided the funding for the $1.6 billion growth in average net loans, the $77.9 million growth in mortgage loans held for sale, and the $26.3 million increase in average federal funds sold.

Net interest income was $459.0 million for the nine months ended September 30, 2001, up $40.2 million, or 9.6% over the $418.8 million reported for the nine months ended September 30, 2000. Net interest income, on a tax-equivalent basis, for the first nine months of 2001 increased $41.1 million, or 9.7%, over the same period in 2000.

Net interest income was $158.7 million for the third quarter of 2001, up $18.5 million, or 13.2% over the $140.2 million reported for the third quarter of 2000. Net interest income, on a tax-equivalent basis, for the third quarter of 2001 increased $18.8 million, or 13.3%, over the third quarter of 2000.

The year-to-date net interest margin was 4.59%, down seventeen basis points from the same period last year. This decrease resulted from a fifty-one basis point decrease in the yield on earning assets, and a forty-three basis point decrease in the effective cost of funds. The decreased yield on earning assets was due to lower yields on loans, primarily due to a 163 basis point decrease in the average prime rate in 2001. The decreased effective cost of funds was due to lower average rates paid on interest-bearing funding. Funding pressure from very strong loan growth has required that we maintain a higher average balance of wholesale funding sources, primarily FHLB advances and brokered certificates of deposit. On a sequential quarter basis, the net interest margin is up 1 basis point while net interest income is up $4.8 million. Improving core deposits growth and strong focus on loan and deposit pricing were the key margin drivers during the third quarter. We expect further improvement in the net interest margin as fixed rate deposits continue to reprice downward.

The tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% federal income tax rate.

                               Nine Months Ended          Three Months Ended
                                 September 30,               September 30,
                          ---------------------------- -------------------------
(In thousands)                 2001            2000         2001         2000
--------------
                          ------------- -------------- -------------------------
Interest income             $  861,400        802,833      280,753      283,564
Taxable-equivalent
 adjustment                      5,359          4,492        1,834        1,471
                          ------------- -------------- -------------------------
Interest income,
 taxable-equivalent            866,759        807,325      282,587      285,035
Interest expense               402,381        384,043      122,035      143,323
                          ------------- -------------- -------------------------
Net interest income,
 taxable-equivalent         $  464,378        423,282      160,552      141,712
                          ============= ============== =========================

Non-Interest Income

Total non-interest income during the first nine months of 2001 increased $77.4 million, or 12.7%, over the same period in 2000. The increase in non-interest income resulted from a 24.3% increase in banking operations’ fee income and a 9.4% increase in transaction processing services revenues. Transaction processing services revenues as a percentage of consolidated revenues were 44.3%, compared to 45.2% a year ago.

For the year-to-date, banking operations’ non-interest income increased 24.3%, or $35.2 million, compared to the same period a year ago. The growth in non-interest income was led by net mortgage revenue (up $12.0 million, or 77.0%), service charges on deposits (up $6.6 million, or 11.9%), fees for trust services (up $2.7 million, or 16.1%), and credit card fees (up $2.1 million, or 16.3%). Creative Financial Group, acquired in the first quarter of 2001, added $3.4 million in revenue to Synovus Wealth Management. Total non-interest income during the quarter ended September 30, 2001 increased $10.6 million, or 22.1%, over the third quarter of 2000. The increase in non-interest income was led by net mortgage revenue (up $3.1 million, or 51.8%), service charges on deposits (up $1.8 million, or 9.4%), and fees for trust services (up $1.1 million, or 18.7%). Creative Financial Group contributed $1.2 million in revenue for the quarter ended September 30, 2001.

Transaction processing services revenues consist of TSYS, TDM, and ProCard’s revenues. The majority of these revenues are generated by TSYS from card processing and electronic commerce services to card-issuing institutions in the United States, Mexico, Canada, Honduras, United Kingdom, and the Caribbean. TSYS’ revenues from bankcard data processing services increased $17.1 million, or 13.6%, for the three months ended September 30, 2001 compared to the same period in 2000. During the nine months ended September 30, 2001, TSYS’ revenues from bankcard data processing services increased $39.4 million, or 10.5%. Increased revenues from bankcard data processing services are attributable to the growth in the card portfolios of existing customers, as well as cardholder accounts of new customers converted to TSYS’ processing systems. Processing contracts with large customers, representing a significant portion of TSYS’ revenues, generally provide for discounts on certain services based on the size and activity of customers’ portfolios. As a result, bankcard data processing revenues and the related margins are influenced by the customer mix relative to the size of customer bankcard portfolios, as well as the number and activity of individual cardholder accounts processed for each customer.

Average cardholder accounts on file for the three months ended September 30, 2001 were 210.7 million, an increase of approximately 14.1% over the average of 184.6 million for the same period in 2000. For the first nine months of 2001, average cardholder accounts were 202.7 million, a 3.9% increase over the 195.1 million average cardholder accounts on file for the same period last year. Cardholder accounts on file at September 30, 2001 were 212.4 million, a 13.8% increase compared to the 186.6 million accounts on file at September 30, 2000. The change in cardholder accounts on file from September 2000 to September 2001 included the deconversion of 3.2 million accounts, the addition of approximately 15.2 million accounts attributable to the internal growth of existing clients, and approximately 13.8 million accounts for new clients.

A significant amount of TSYS’ revenues is derived from long-term contracts with large customers, including certain major customers. For the three months ended September 30, 2001, TSYS had two major customers. The two major customers for the quarter ended September 30, 2001 accounted for approximately 27.9%, or $45.4 million, of total revenues. For the three months ended September 30, 2000, TSYS had three major customers that accounted for 37.4%, or $45.6 million, of total revenues. For the nine months ended September 30, 2001, TSYS had two major customers. The two major customers for the nine months ended September 30, 2001 accounted for approximately 28.2%, or $135.4 million, of total revenues. For the nine months ended September 30, 2000, TSYS had three major customers that accounted for 36.5%, or $162.7 million, of total revenues. The loss of one of TSYS’ major customers, or other significant customers, could have a material adverse effect on TSYS’ financial condition and results of operations.

Non-Interest Expense

Total non-interest expense for the nine months ended September 30, 2001, increased $52.4 million, or 7.6%, over the same period in 2000. Management analyzes non-interest expense in two separate components: banking operations and transaction processing services. The following table summarizes this data for the first nine months of 2001 and 2000.

                                              2001(*)                  2000(*)
                                 -----------------------------------------------
                                             Transaction             Transaction
                                              Processing              Processing
(In thousands)                   Banking       Services      Banking    Services
--------------
                                 ----------- ------------- ---------- ----------
Salaries and other personnel
 expenses                        $  204,315       209,253    183,234   190,927
Net occupancy and equipment
 expense                             47,306       128,618     44,864   119,896
Other operating expenses             95,406        64,278     92,328    65,501
                                 -------------------------- --------- ----------
Total non-interest expense       $  347,027       402,149    320,426   376,324
                                 ========================== ========= ==========
(*) The added totals are greater than the consolidated totals due to inter-segment balances which are eliminated in consolidation.

Banking operations’ non-interest expense increased $26.6 million, or 8.3%, for the nine months ended September 30, 2001, compared to the same period in 2000. During the third quarter of 2001, non-interest expense increased $13.3 million, or 12.9%, over the same period in 2000. Salaries and other personnel expenses, the largest component of non-interest expense, increased $21.1 million, or 11.5%, year-to-date over 2000. This increase is due primarily to annual salary adjustments. The number of full-time equivalent employees at September 30, 2001 was 5,338, compared to 5,195 a year ago. Net occupancy and equipment expense increased $2.4 million or 5.4%. Other operating expenses increased $3.1 million or 3.3%. The banking operations’ efficiency ratio was 54.06% for the first nine months of 2001, compared to 56.67% a year ago.

Approximately 95% of total transaction processing services non-interest expense relates to TSYS, with the remainder related to TDM and ProCard. The following paragraphs provide an analysis of the non-interest expense components at TSYS. Non-interest expense related to TSYS increased 4.8% and 5.8% for the three and nine months ended September 30, 2001, respectively, compared to the same period in 2000. Employment expenses increased $3.6 million, or 5.6%, for the three months ended September 30, 2001, compared to the same period in 2000. For the nine months ended September 30, 2001, employment expenses increased $13.7 million, or 7.7%, compared to the same period in 2000. The change in employment expenses consists of increases of $7.3 million and $27.6 million for the three and nine months ended September 30, 2001, respectively, associated with the growth in the number of employees, normal salary increases and related benefits. These increases were partially offset by $3.7 million and $13.9 million invested in capitalized software development costs and contract acquisition costs for the three and nine months ended September 30, 2001, respectively. Capitalized software development costs relate to the continued development of a commercial card system for TS2® which began in May 1998 and is expected to be substantially complete by the end of 2001, and enhancements to expand international functionality. The average number of employees in the third quarter of 2001 increased to 4,833, a 7.1% increase over 4,512 in the same period of 2000. For the first nine months of 2001, the average number of employees was 4,794, an 6.8% increase over the first nine months of 2000. At October 31, 2001, TSYS had 4,652 full-time and 195 part-time employees.

Net occupancy and equipment expense at TSYS increased $2.4 million, or 6.3% for the three months ended September 30, 2001, over the same period in 2000. For the nine months ended September 30, 2001, net occupancy and equipment expense increased $7.5 million, or 6.3%, over the same period in 2000. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, increased approximately $1.0 million in the third quarter of 2001, compared to the same period in 2000. Due to rapidly changing technology in computer equipment, TSYS’ equipment needs are achieved to a large extent through operating leases.

During 2000, TSYS established a data processing center in Europe and purchased a building to house client service personnel. Although it only began processing accounts for its new European clients during the second quarter of 2001, TSYS had to build the necessary infrastructure in order to begin processing those accounts in 2001. Through the first nine months of 2001, TSYS incurred $13.6 million of net operating expense related to the expansion in Europe.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2001 was $129.9 million compared to $106.8 million for the same period a year ago. The effective tax rate for the first nine months of 2001 was 36.5% compared to 36.2% for the same period in 2000.

Three Year Outlook

Notwithstanding the evolving economic conditions, Synovus is cautiously optimistic that the southeastern economy and the upcoming holiday season will support its earnings per share growth targets. Considering these factors, Synovus continues its expectation of 15% growth in earnings per share for 2001, and presently anticipates to grow earnings per share in 2002 and 2003 in the 15 – 18% range. In estimating expected growth in earnings per share for 2002 and 2003, Synovus assumed, among other things, that:

*	Core banking net income will increase between 12-14% annually, with net interest margins remaining stable. Annual loan growth will be in the 10-11% range, and credit quality will remain solid.

*	Wealth management revenues (trust, brokerage, and insurance) will increase between 25-30% annually.

*	TSYS will increase net income between 20-25% annually in 2002 and 2003.

*	Increases in banking operations expenses will not exceed 4% annually over the next two years.

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”). These forward-looking statements include, among others, statements regarding management’s belief concerning the resolution of certain loan delinquencies, management’s belief concerning Synovus’ credit quality outlook, Synovus’ expected growth in net income for the years 2001 through 2003 and the assumptions underlying such statements. In addition, certain statements in future filings by Synovus with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, efficiency ratios, and other financial terms; (ii) statements of plans and objectives of Synovus or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements. Many of these factors are beyond Synovus’ ability to control or predict. These factors include, but are not limited to: (i) Synovus’ inability to increase its revenues derived from wealth management (trust, brokerage and insurance); (ii) TSYS’ inability to achieve its net income goals for the years 2001 through 2003; (iii) Synovus’ inability to achieve its net income goals for core banking; (iv) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (v) the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board; (vi) inflation, interest rate, market and monetary fluctuations; (vii) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (viii) changes in consumer spending, borrowing, and saving habits; (ix) technological changes are more difficult or expensive than anticipated; (x)

acquisitions; (xi) the ability to increase market share and control expenses; (xii) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) with which Synovus and its subsidiaries must comply; (xiii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies; (xiv) changes in Synovus’ organization, compensation, and benefit plans; (xv) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (xvi) a deterioration in credit quality or a reduced demand for credit; (xvii) Synovus’ inability to successfully manage any impact from slowing economic conditions or consumer spending; (xviii) the occurrence of catastrophic events that could impact Synovus or TSYS or its major customers’ operating facilities, communication systems and technology or that has a material negative impact on current economic conditions or levels of consumer spending; (xix) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection; and (xx) the success of Synovus at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

ITEM 3 - QUANTITATIVE AND
QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Quantitative and qualitative disclosures about market risk were included in the 2000 annual report, which was incorporated by reference in Synovus’ 2000 Form 10-K. Due primarily to a 350 basis point decline in the prime rate since December 31, 2001, the estimated fair values of Synovus’ on-balance sheet financial instruments have changed since year-end 2000. However, changes in values of off-balance sheet instruments have substantially offset each other such that Synovus’ overall market risk position has not significantly changed. Synovus continues to be positioned such that a decline in interest rates will have a small negative impact on future net interest income as compared to a stable rate environment. Simulations indicate that for the next twelve months, net interest income would increase by approximately 4.5% in a rising rate environment and decrease by approximately 1.9% in a declining rate environment. The exact change in net interest income would also depend on future changes in asset and liability volumes and composition.

PART II - OTHER INFORMATION

ITEM 4 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      (11)   Statement re Computation of Per Share Earnings

(b)  Report on Form 8-K

      The following report on Form 8-K was filed subsequent to the third quarter of 2001.

      The report filed on October 17, 2001, included the following event:

      On October 17, 2001, Synovus issued a press release with respect to its third quarter 2001 earnings.

                                                            Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

Dated: November 14, 2001	By:/s/ Thomas J. Prescott
Thomas J. Prescott Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number           Description
-----------------              ------------

    11                             Statement re Computation of Per Share Earnings