Form 10-K
period 2001-12-31
SYNOVUS FINANCIAL CORP
filed 2002-03-21
CIK 18349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001 or
                                          -------------------

[ ]  Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from          to
                                                         --------   -----------

Commission file number     1-10312

                             SYNOVUS FINANCIAL CORP.
             (Exact Name of Registrant as specified in its charter)


     Georgia                                                58-1134883
(State or other jurisdiction of incorporation              (I.R.S. Employer
 or organization)                                           Identification No.)

One Arsenal Place, 901 Front Avenue
Suite 301, Columbus, Georgia                                    31901
(Address of principal executive offices)                       (Zip Code)
(Registrant's telephone number, including area code)          (706) 649-5220

               Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
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

                  YES    X                             NO___________
                     -----------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 15, 2002, 294,807,278 shares of the $1.00 par value common stock of Synovus Financial Corp. were outstanding, and the aggregate market value of the shares of $1.00 par value common stock of Synovus Financial Corp. held by non-affiliates was approximately $6,650,587,000 (based upon the closing per share price of such stock on said date).

         Portions of Registrant's Proxy Statement, including Financial Appendix, dated March 14, 2002 are incorporated in Parts I, II, III and IV of this report.

                Registrant's Documents Incorporated by Reference

                                                   Part Number and Item
Document Incorporated                              Number of Form 10-K Into
by Reference                                       Which Incorporated
---------------------                              ------------------------

Pages F-9 and F-10, F-16 and F-17,                 Part I, Item 1, Business
F-20, and F-26 through F-48
of the Financial Appendix to Registrant's
Proxy Statement in connection with
its Annual Shareholders' Meeting to be
held on April 24, 2002

Pages F-13 through F-16                            Part I, Item 2, Properties
of the Financial Appendix to Registrant's
Proxy Statement in connection with
its Annual Shareholders' Meeting
to be held on April 24, 2002

Pages F-14 through F-16 of                         Part I, Item 3, Legal
the Financial Appendix to Registrant's             Proceedings
Proxy Statement in connection with
its Annual Shareholders' Meeting to be
held on April 24, 2002

Pages F-44 and F-45                                Part II, Item 5, Market
of the Financial Appendix to Registrant's          for Registrant's Common
Proxy Statement in connection with                 Equity and Related
its Annual Shareholders' Meeting to be             Stockholder Matters
held on April 24, 2002

Page F-25 of the Financial                         Part II, Item 6,
Appendix to Registrant's                           Selected Financial Data
Proxy Statement in connection with
its Annual Shareholders' Meeting to be
held on April 24, 2002

Pages F-26 through F-48                            Part II, Item 7,
of the Financial Appendix to Registrant's          Management's Discussion
Proxy Statement in connection with                 and Analysis of Financial
its Annual Shareholders' Meeting to be             Condition and Results of
held on April 24, 2002                             Operations

Page F-42 of the Financial                         Part II, Item 7A, Quantita-
Appendix to Registrant's Proxy                     tive and Qualitative Disclo-
Statement in connection with                       sures About Market Risk
its Annual Shareholders' Meeting to be
held on April 24, 2002

Pages F-2 through F-22, F-24, and F-48             Part II, Item 8,
of the Financial Appendix to Registrant's          Financial Statements and
Proxy Statement in connection with                 Supplementary Data
its Annual Shareholders' Meeting to be
held on April 24, 2002

Pages 3 through 6, 9 and 10, and 30                Part III, Item 10,
of Registrant's Proxy                              Directors and Executive
Statement in connection with                       Officers of the Registrant
its Annual Shareholders' Meeting
to be held April 24, 2002

Page 9, pages 16 through 19, and                   Part III, Item 11,
23 and 24 of Registrant's Proxy                    Executive Compensation
Statement in connection with its Annual
Shareholders' Meeting
to be held April 24, 2002

Pages 10 and 11, and 26 through                    Part III, Item 12,
28 of Registrant's Proxy Statement                 Security Ownership of
in connection with its Annual                      Certain Beneficial Owners
Shareholders' Meeting to be held                   and Management
April 24, 2002

Pages 24 through 30                                Part III, Item 13,
of Registrant's Proxy Statement in                 Certain Relationships
connection with its Annual Shareholders'           and Related Transactions
Meeting to be held April 24, 2002

Pages F-2 through F-22, and F-24                   Part IV, Item 14,
of the Financial Appendix to                       Exhibits, Financial Statement
Registrant's Proxy Statement in                    Schedules and Reports on
connection with its Annual Shareholders'           Form 8-K
Meeting to be held on April 24, 2002

                                Table of Contents

Item No.          Caption                                               Page No.
--------          -------                                               --------

Part I

   Safe Harbor Statement                                                    1

         1.       Business                                                  2

         2.       Properties                                               11

         3.       Legal Proceedings                                        12

         4.       Submission of Matters to a Vote of                       12
                    Security Holders

Part II

         5.       Market for Registrant's Common Equity                    12
                    and Related Stockholder Matters

         6.       Selected Financial Data                                  13

         7.       Management's Discussion and Analysis                     13
                    of Financial Condition and Results
                    of Operations

         7A.      Quantitative and Qualitative Disclosures
                    About Market Risk                                      13

         8.       Financial Statements and Supplementary Data              13

         9.       Changes In and Disagreements With                        14
                    Accountants on Accounting and Financial
                    Disclosure

Part III

         10.      Directors and Executive Officers of the Registrant       14

         11.      Executive Compensation                                   14

         12.      Security Ownership of Certain                            14
                    Beneficial Owners and Management

         13.      Certain Relationships and Related                        14
                    Transactions

Part IV

         14.      Exhibits, Financial Statement Schedules,                 15
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

         Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to: (i) Synovus' inability to increase its revenues derived from Financial Management Services and insurance; (ii) Total System Services Inc.'s ("TSYS") inability to achieve its net income goals for the years 2002 through 2003; (iii) Synovus' inability to achieve its net income goals for banking services; (iv) Synovus' inability to control Financial Services expenses; (v) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (vi) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (vii) inflation, interest rate, market and monetary fluctuations; (viii) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (ix) changes in consumer spending, borrowing and saving habits; (x) technological changes are more difficult or expensive than anticipated; (xi) acquisitions; (xii) the ability to increase market share and control expenses;
(xiii) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which Synovus and its subsidiaries must comply; (xiv) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board or other authoritative bodies; (xv) changes in Synovus' organization, compensation and benefit plans; (xvi) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (xvii) a deterioration in credit quality or a reduced demand for credit; (xviii) Synovus' inability to successfully manage any impact from slowing economic conditions or consumer spending; (xix) the occurrence of catastrophic events that could impact Synovus or TSYS or its major customers' operating facilities, communication systems and technology or that has a material negative impact on current economic conditions or levels of consumer spending; (xx) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection; and
(xxi) the success of Synovus at managing the risks involved in the foregoing.

         Such forward-looking statements speak only as of the date on which such statements are made, and Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

Item 1.  Business

Business and Business Segments

         Synovus is a $16.7 billion asset financial services company which is a registered bank holding company. Synovus conducts a broad range of financial services through its banking and non-banking subsidiaries at more than 250 locations. Synovus is based in Columbus, Georgia and its stock is traded on the New York Stock Exchange under the symbol "SNV."

         Synovus is engaged in two reportable business segments: Financial Services (which is primarily involved in commercial banking activities and also provides retail banking, trust services, mortgage banking, securities brokerage and insurance services), and Transaction Processing Services (which includes consumer credit, debit, commercial, retail and stored value card processing and related services as well as debt collection and bankruptcy management services and the provision of software solutions for commercial card management programs). See Note 16 of Notes to Consolidated Financial Statements on page F-20 of the Financial Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 24, 2002 which is specifically incorporated herein by reference.

Financial Services Subsidiaries

         Synovus currently has 38 wholly owned first and second tier banking subsidiaries located in four states (the "Banks"). Of the 38 bank subsidiaries, 25 are located in Georgia and earn 61% of Financial Services' revenues, seven are located in Alabama and earn 18% of Financial Services' revenues, one is located in South Carolina and earns 14% of Financial Services' revenues and five are located in Florida and earn 7% of Financial Services' revenues.

         The Banks offer commercial banking services, including commercial, financial, agricultural and real estate loans, and retail banking services, including accepting customary types of demand and savings deposits; making individual, consumer, installment, first mortgage and second mortgage loans; offering money transfers, safe deposit services, trust, investment, IRA, Keogh and corporate employee benefit and other fiduciary services; leasing services; automated banking and electronic switch services; automated fund transfers; and bank credit card services, including MasterCard and Visa services.

         The bank-related wholly owned subsidiaries of Synovus are: (1) Synovus Securities, Inc., Columbus, Georgia, which specializes in professional portfolio management for fixed-income securities, the execution of securities transactions as a broker/dealer and the provision of individual investment advice on equity and other securities; (2) Synovus Trust Company, Columbus, Georgia, one of the southeast's largest providers of trust services; (3) Synovus Mortgage Corp., Birmingham, Alabama, which offers mortgage services; (4) Synovus Insurance Services, Columbus, Georgia, which offers insurance agency services; and (5) Creative Financial Group, LTD., Atlanta, Georgia, which provides financial planning services.

Transaction Processing and Other Affiliates

         During 2001, Synovus had two wholly owned subsidiaries included in the transaction processing services segment: (1) ProCard, Inc., Golden, Colorado, which offers software solutions for commercial card management programs; and (2) TSYS Total Debt Management, Inc., Atlanta, Georgia, which provides debt collection and bankruptcy management services. TSYS Total Debt Management, Inc. was acquired from Synovus by Total System Services, Inc. on January 1, 2002.

Total System Services, Inc.

         Business. Established in 1983 as an outgrowth of an on-line accounting and bankcard data processing system developed for Synovus' subsidiary, Columbus Bank and Trust Company, Total System Services, Inc. ("TSYS") is now one of the world's largest electronic payments processors of consumer credit, debit, commercial, stored value, chip and retail cards. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol "TSS," TSYS provides the electronic link between buyers and sellers with a comprehensive on-line system of data processing services servicing issuing institutions throughout the United States, Canada, Mexico, Honduras, the Caribbean and Europe, representing more than 218 million cardholder accounts on file as of December 31, 2001. TSYS currently offers merchant services to financial institutions and other organizations in Japan. TSYS also offers value added products and services to support its core processing services. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention and behavior analysis tools; and revenue enhancement tools, such as loyalty programs and bonus rewards. Synovus owns 81.1 percent of TSYS.

         As of January 1, 2002, TSYS had four wholly owned subsidiaries: (1) Columbus Depot Equipment Company, which sells and leases computer related equipment associated with TSYS' transaction processing services; (2) Columbus Productions, Inc., which provides full-service commercial printing and related services; (3) TSYS Canada, Inc., which provides programming support and assistance with the conversion of card portfolios to TS2; and (4) TSYS Total Debt Management, Inc., which provides debt collection and bankruptcy management services. DotsConnect, Inc., TSYS' e-commerce subsidiary, and TSYS Total Solutions, Inc., TSYS' correspondence processing and teleservicing subsidiary, were merged into TSYS on January 1, 2002 and currently operate as divisions of TSYS.

         TSYS also holds: (1) a 49% equity interest in a joint venture company named Total System Services de Mexico, S.A. de C.V., which provides credit card related services to Mexican banks; (2) a 50% interest in Vital Processing Services L.L.C., a joint venture with Visa U.S.A. Inc., that offers fully integrated merchant transaction and related electronic information services to financial and nonfinancial institutions and their merchant customers; and (3) a 51.46% equity interest in GP Network Corporation, a company which provides merchant processing services to financial institutions and retailers in Japan.

         Seasonality. Due to the somewhat seasonal nature of the credit card industry, TSYS' revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season.

         Major Customers. A significant amount of TSYS' revenues are derived from long-term contracts with significant customers, including certain major customers. For the year ended December 31, 2001, Bank of America Corporation and Providian Financial Corporation accounted for approximately 16% and 13%, respectively, of TSYS' total revenues. As a result, the loss of Bank of America Corporation or Providian Financial Corporation or other major or significant customers, could have a material adverse effect on TSYS' financial condition and results of operations.

         See "Non-Interest Income" under the "Financial Review" Section on pages F-30 through F-32, "Non-Interest Expense" under the "Financial Review" Section on pages F-32 and F-33, and Note 16 of Notes to Consolidated Financial Statements on page F-20 of the Financial Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 24, 2002 which are specifically incorporated herein by reference.

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

         TSYS owns the federally registered service marks TSYS, TS2, TS1,Total System Services, Inc., THE TOTAL SYSTEM, TOTAL ACCESS, ACE, TSYS Total Debt Management, Transaction Special Processing and TSP, to which TSYS believes strong customer identification attaches. TSYS also owns additional registered service marks and other service marks. Management does not believe the loss of such marks would have a material impact on the business of TSYS.

Acquisitions

         Synovus has pursued a strategy of acquiring banks and financial services companies which are used to augment Synovus' internal growth. See Note 2 of Notes to Consolidated Financial Statements on pages F-9 and F-10 and "Acquisitions" under the "Financial Review" Section on page F-27 of the Financial Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 24, 2002 which are specifically incorporated herein by reference.

Supervision, Regulation and Other Factors

         General. Synovus is a registered bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System ("Board") under the Bank Holding Company Act ("BHC Act"), and by the Georgia Banking Department under the bank holding company laws of the State of Georgia. Synovus became a financial holding company under the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") in April 2000. Synovus' affiliate national banking associations are subject to regulation and examination primarily by the Office of the Comptroller of the Currency ("OCC") and, secondarily, by the Federal Deposit Insurance Corporation ("FDIC") and the Board. Synovus' state-chartered banks are subject to primary federal regulation and examination by the FDIC and, in addition, are regulated and examined by their respective state banking departments. Numerous other federal and state laws, as well as regulations promulgated by the Board, the state banking regulators, the OCC and the FDIC govern almost all aspects of the operations of the Banks. Various federal and state bodies regulate and supervise Synovus' non-banking subsidiaries including its brokerage, investment advisory, insurance agency and processing operations. These include, but are not limited to, the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., federal and state banking regulators and various state regulators of insurance and brokerage activities.

         GLB Act. The GLB Act allows bank holding companies to engage in a wider range of non-banking activities, including greater authority to engage in securities and insurance activities. Under the GLB Act, a bank holding company that elects to become a financial holding company may engage in any activity that the Board, in consultation with the Secretary of the Treasury, determines by regulation or order is: (1) financial in nature; (2) incidental to any such financial activity; or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act makes significant changes in U.S. banking law, principally by repealing certain restrictive provisions of the 1933 Glass-Steagall Act. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance;

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

         National banks are also authorized by the GLB Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Board, determines is financial in nature or incidental to any such financial activity, except: (1) insurance underwriting;
(2) real estate development or real estate investment activities (unless otherwise permitted by law); (3) insurance company portfolio investments; and
(4) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from the bank's capital outstanding investments in financial subsidiaries). The GLB Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

         Monetary Policy and Economic Controls. The earnings of the Banks, and therefore the earnings of Synovus, are affected by the policies of regulatory authorities, including the Board. An important function of the Board is to promote orderly economic growth by influencing interest rates and the supply of money and credit. Among the methods that have been used to achieve this objective are open market operations in United States government securities, changes in the discount rate for member bank borrowings and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits.

         The effects of the various Board policies on the future business and earnings of Synovus cannot be predicted. Synovus cannot predict the nature or extent of any effects that possible future governmental controls or legislation might have on its business and earnings.

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

         Federal and state banking regulations applicable to Synovus and its banking subsidiaries require minimum levels of capital which limit the amounts available for payment of dividends. See "Parent Company" under the "Financial Review" Section on page F-45 and Note 11 of Notes to Consolidated Financial Statements on pages F-16 and F-17 of the Financial Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 24, 2002 which are specifically incorporated herein by reference.

         Capital Requirements. Synovus is required to comply with the capital adequacy standards established by the Board and its banking subsidiaries must comply with similar capital adequacy standards established by the OCC and FDIC, as applicable. There are two basic measures of capital adequacy for bank holding companies and their banking subsidiaries that have been promulgated by the Board, the FDIC and the OCC: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company or a bank to be considered in compliance. See "Capital Resources" and "Dividends" under the "Financial Review" Section on pages F-44 and F-45 and Note 11 of Notes to Consolidated Financial Statements on pages F-16 and F-17 of the Financial Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 24, 2002 which are specifically incorporated herein by reference.

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

         In the event of Synovus' bankruptcy, any commitment by Synovus to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment. In addition, the Federal Deposit Insurance Act provides that any financial institution whose deposits are insured by the FDIC generally shall be liable for any loss incurred by the FDIC in connection with the default of, or any assistance provided by the FDIC to, a commonly controlled financial institution. All of the Banks are FDIC-insured depository institutions.

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

         Pursuant to FDICIA, the Board, the FDIC, the OCC and the Office of Thrift Supervision ("OTS") have adopted regulations setting forth a five-tier scheme for measuring the capital adequacy of the financial institutions they supervise. Under the regulations, an institution would be placed in one of the following capital categories: (i) well capitalized (an institution that has a Total Capital ratio of at least 10%, a Tier 1 Capital ratio of at least 6% and a Tier 1 Leverage Ratio of at least 5%); (ii) adequately capitalized (an institution that has a Total Capital ratio of at least 8%, a Tier 1 Capital ratio of at least 4% and a Tier 1 Leverage Ratio of at least 4%); (iii) undercapitalized (an institution that has a Total Capital ratio of under 8%, a Tier 1 Capital ratio of under 4% or a Tier 1 Leverage Ratio of under 4%); (iv) significantly undercapitalized (an institution that has a Total Capital ratio of under 6%, a Tier 1 Capital ratio of under 3% or a Tier 1 Leverage Ratio of under 3%); and (v) critically undercapitalized (an institution whose tangible equity is not greater than 2% of total tangible assets). The regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines (i) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (ii) that the institution has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. Supervisory actions by the appropriate federal banking regulator depend upon an institution's classification within the five categories. Synovus' management believes that Synovus and its significant bank subsidiaries have the requisite capital levels to qualify as well capitalized institutions under the FDICIA regulations. See Note 11 of Notes to Consolidated Financial Statements on pages F-16 and F-17 of the Financial Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 24, 2002 which is specifically incorporated herein by reference.

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

         Depositor Preference Statute. Federal law provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution are afforded a priority over other general unsecured claims against such institution, including federal funds and letters of credit, in the liquidation or other resolution of the institution by any receiver.

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

Employees

         On December 31, 2001, Synovus had 10,166 full time employees, 4,711 of whom are employees of TSYS.

Competition

         Financial Services. The commercial banking business is highly competitive and the Banks compete actively with national and state banks for deposits, loans and trust accounts, and with savings and loan associations and credit unions for deposits and loans. In addition, Synovus and its banks and bank related subsidiaries compete with other financial institutions, including securities brokers and dealers, personal loan companies, insurance companies, finance companies, leasing companies, mortgage companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other services.

         As of December 31, 2001, Synovus was the second largest bank holding company headquartered in Georgia, based on assets. Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. Although the market share of Synovus varies in different markets, Synovus believes that its affiliates effectively compete with other banks and thrifts in their relevant market areas.

         Transaction Processing. TSYS encounters vigorous competition in providing card processing services from several different sources. Most of the national market in third party card processors is presently being provided by approximately four vendors. TSYS believes that it is the second largest third party card processor in the United States. In addition, TSYS competes with in-house processors and with software vendors which provide their products to institutions which process in-house. TSYS is presently encountering, and in the future anticipates continuing to encounter, substantial competition from card associations, data processing and card computer service firms and other such third party vendors located throughout the United States. Based upon available market share data, TSYS estimates that at the end of 2001 it held a 20% share of the domestic consumer card processing market, an 87% share of the Visa and MasterCard domestic commercial card processing market, a 17% share of the domestic retail card processing market and a 5% share of the domestic off-line debit processing market. In addition to processing cards for United States clients, TSYS also holds an approximately 28% market share of the Mexican credit card processing market, an approximately 20% share of the Canadian credit card processing market and an approximately 18% share of the United Kingdom credit card processing market. TSYS believes that it is the world's largest third party processor of international accounts.

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

Selected Statistical Information

         The "Financial Review" Section, which is set forth on pages F-26 through F-47 and the "Summary of Quarterly Financial Data" Section which is set forth on page F-48 of the Financial Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 24, 2002, which includes the information encompassed within "Selected Statistical Information," are specifically incorporated herein by reference.

Item 2.  Properties

         Synovus and its subsidiaries own, in some cases subject to mortgages or other security interests, or lease all of the real property and/or buildings on which it is located. All of such buildings are in a good state of repair and are appropriately designed for the purposes for which they are used.

         Synovus and its Financial Services subsidiaries own 247 facilities encompassing approximately 1,907,053 square feet and lease 102 facilities encompassing approximately 818,984 square feet.

         See Note 7 and Note 10 of Notes to Consolidated Financial Statements on pages F-13 through F-16 of the Financial Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 24, 2002 which are specifically incorporated herein by reference.

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

Item 3.  Legal Proceedings

         See Note 10 of Notes to Consolidated Financial Statements on pages F-14 through F-16 of the Financial Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 24, 2002 which is specifically incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Shares of common stock of Synovus are traded on the New York Stock Exchange under the symbol "SNV." See "Capital Resources" and "Dividends" under the "Financial Review"

Section which are set forth on pages F-44 and F-45 of the Financial Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 24, 2002 which are specifically incorporated herein by reference.

         On February 28, 2001, Synovus completed the acquisition of Creative Financial Group, LTD. ("Creative Financial") based in Atlanta, Georgia, and its operating unit Robert Andrew Securities, Inc. At the acquisition date, Creative Financial had $546 million in assets under management. The companies operate as divisions of Synovus Financial Management Services, the integrated asset management unit of Synovus. Synovus issued 937,701 shares of its common stock for all the issued and outstanding shares of these two entities. The shares of Synovus stock referenced above were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

Item 6.  Selected Financial Data

         The "Selected Financial Data" Section which is set forth on page F-25 of the Financial Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 24, 2002 is specifically incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The "Financial Review" Section which is set forth on pages F-26 through F-47 and the "Summary of Quarterly Financial Data" Section which is set forth on page F-48 of the Financial Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 24, 2002, which include the information encompassed by "Management's Discussion and Analysis of Financial Condition and Results of Operations," are specifically incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         See "Market Risk" under the "Financial Review" Section which is set forth on page F-42 and Note 1 of Notes to Consolidated Financial Statements on pages F-6 through F-9 of the Financial Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 24, 2002 which are specifically incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The "Summary of Quarterly Financial Data" Section which is set forth on page F-48 and the "Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders' Equity, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements and Independent Auditors' Report" Sections which are set forth on pages F-2 through F-22 and F-24 of the Financial Appendix to Synovus' Proxy

Statement in connection with its Annual Shareholders' Meeting to be held on April 24, 2002 are specifically incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

         The "ELECTION OF DIRECTORS" Section which is set forth on pages 3 through 6, the "EXECUTIVE OFFICERS" Section which is set forth on pages 9 and 10 and the "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE SECTION" which is set forth on page 30 of Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 24, 2002 are specifically incorporated herein by reference.

Item 11.  Executive Compensation

         The "DIRECTORS' COMPENSATION" Section which is set forth on page 9, the "EXECUTIVE COMPENSATION - Summary Compensation Table; Stock Option Exercises and Grants; and Employment Contracts and Change in Control Arrangements" Sections which are set forth on pages 16 through 19 and the "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" Section which is set forth on pages 23 and 24 of Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 24, 2002 are specifically incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The "STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS" Section which is set forth on pages 10 and 11, the "PRINCIPAL SHAREHOLDERS" Section which is set forth on page 26, and the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - TSYS Stock Ownership of Directors and Management" Section which is set forth on pages 27 and 28 of Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 24, 2002 are specifically incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         The "TRANSACTIONS WITH MANAGEMENT" Section which is set forth on pages 24 through 26, the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - Beneficial Ownership of TSYS Stock by Columbus Bank" Section which is set forth on page 27, the

"RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - Interlocking Directorates of Synovus, Columbus Bank and TSYS" Section which is set forth on page 27 and the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - Transactions and Agreements Between Synovus, Columbus Bank, TSYS and Certain of Synovus' Subsidiaries" Section which is set forth on pages 28 through 30 of Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 24, 2002 are specifically incorporated herein by reference.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)  1.  Financial Statements

                  The following Consolidated Financial Statements of Synovus Financial Corp. and its subsidiaries are specifically incorporated by reference from pages F-2 through F-22 and F-24 of the Financial Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 24, 2002, in response to Item 8, Part II, Financial Statements and Supplementary Data.

                    Consolidated Balance Sheets - December 31, 2001 and 2000

                    Consolidated Statements of Income - Years Ended December 31, 2001, 2000 and 1999

                    Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 31, 2001, 2000 and 1999

                    Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000 and 1999

                    Notes to Consolidated Financial Statements - December 31, 2001, 2000 and 1999

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

                    10.4   Synovus Financial Corp. 2002 Long-Term Incentive
                           Plan.

                    10.5   Synovus Financial Corp. Deferred Stock Option Plan.

                    10.6 Consulting Agreement of H. Lynn Page with Synovus incorporated by reference to Exhibit 10.6 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 29, 1993.

                    10.7 Synovus Financial Corp. Directors' Deferred Compensation Plan.

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

                    10.16 Synovus Financial Corp. 1994 Long-Term Incentive Plan incorporated by reference to Exhibit 10.16 of Synovus'Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the Commission on March 24, 1995.

                    10.17 Synovus Financial Corp./Total System Services, Inc. Deferred Compensation Plan.

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

                    20.1 Proxy Statement, including Financial Appendix, for the Annual Meeting of Shareholders of Synovus to be held on April 24, 2002 certain specified pages of which are specifically incorporated herein by reference.

                    21.1   Subsidiaries of Synovus Financial Corp.

                    23.1   Independent Auditors' Consents.

                    24.1 Powers of Attorney contained on the signature pages of the 2001 Annual Report on Form 10-K.

                    99.1 Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2001 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

                    99.2 Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2001 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

         Synovus agrees to furnish the Commission, upon request, a copy of each instrument with respect to issues of long-term debt. The principal amount of any individual instrument, which has not been previously filed, does not exceed ten percent of the total assets of Synovus and its subsidiaries on a consolidated basis.

         (b)  Reports on Form 8-K

                  On October 17, 2001, Synovus filed a Form 8-K with the Commission in connection with the announcement of its earnings for the third quarter of 2001.

Filings\snv\10k.doc

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 SYNOVUS FINANCIAL CORP.
                                                  (Registrant)

March 20, 2002                                   By: /s/James H. Blanchard
                                                     ---------------------
                                                     James H. Blanchard,
                                                     Chairman of the Board and
                                                     Principal Executive Officer

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


/s/William B. Turner                                        Date: March 20, 2002
---------------------------------------------------
William B. Turner,
Director and Chairman of
the Executive Committee


/s/James H. Blanchard                                       Date: March 20, 2002
---------------------------------------------------
James H. Blanchard,
Chairman of the Board and
Principal Executive Officer

/s/James D. Yancey                                          Date: March 20, 2002
---------------------------------------------------
James D. Yancey,
President and Director


/s/Richard E. Anthony                                       Date: March 20, 2002
---------------------------------------------------
Richard E. Anthony,
Vice Chairman of the Board


/s/Walter M. Deriso, Jr.                                    Date: March 20, 2002
---------------------------------------------------
Walter M. Deriso, Jr.,
Vice Chairman of the Board


/s/Elizabeth R. James                                       Date: March 20, 2002
---------------------------------------------------
Elizabeth R. James,
Vice Chairman of the Board


/s/Thomas J. Prescott                                       Date: March 20, 2002
---------------------------------------------------
Thomas J. Prescott,
Executive Vice President,
Principal Accounting and Financial Officer


/s/Daniel P. Amos                                           Date: March 20, 2002
---------------------------------------------------
Daniel P. Amos,
Director


                                                            Date: March __, 2002
---------------------------------------------------
Joe E. Beverly,
Director


/s/Richard Y. Bradley                                       Date: March 20, 2002
---------------------------------------------------
Richard Y. Bradley,
Director


                                                            Date: March __, 2002
---------------------------------------------------
C. Edward Floyd,
Director



/s/Gardiner W. Garrard, Jr.                                 Date: March 20, 2002
---------------------------------------------------
Gardiner W. Garrard, Jr.,
Director


                                                            Date: March __, 2002
---------------------------------------------------
V. Nathaniel Hansford,
Director

/s/John P. Illges, III                                      Date: March 20, 2002
---------------------------------------------------
John P. Illges, III,
Director


                                                            Date: March __, 2002
---------------------------------------------------
Alfred W. Jones III,
Director


/s/Mason H. Lampton                                         Date: March 20, 2002
---------------------------------------------------
Mason H. Lampton,
Director


                                                            Date: March __, 2002
---------------------------------------------------
Elizabeth C. Ogie,
Director


/s/H. Lynn Page                                             Date: March 20, 2002
---------------------------------------------------
H. Lynn Page,
Director


                                                            Date: March __, 2002
---------------------------------------------------
Melvin T. Stith,
Director