Form 10-K/A
period 2001-12-31
SYNOVUS FINANCIAL CORP
filed 2002-04-10
CIK 18349

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

         The undersigned registrant hereby amends Item 14 of its Annual Report on Form 10-K for the year ended December 31, 2001 by adding Exhibit 99.1, the Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2001 and by adding Exhibit 99.2, the Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2001 as set forth below and in the attached exhibits.

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

                    99.1 Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2001.

                    99.2 Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2001.

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

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SYNOVUS FINANCIAL CORP.
                                                  (Registrant)

April 8, 2002                      By: /s/James H. Blanchard
                                        James H. Blanchard,
                                        Chairman of the Board and
                                        Principal Executive Officer

                                INDEX TO EXHIBITS

Exhibit
Number      Description
--------    -----------

23.1        Auditors' Consents

99.1 Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2001.

99.2 Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2001.