Form 10-Q
period 2002-03-31
SYNOVUS FINANCIAL CORP
filed 2002-05-15
CIK 18349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For the Quarterly Period Ended March 31, 2002
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

                      YES    X       NO


        At April 30, 2002, 295,304,125 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

                             SYNOVUS FINANCIAL CORP.

                                      INDEX

                                                                                               Page
Part I.           Financial Information                                                       Number
                                                                                              ------
     Item 1.      Financial Statements

                  Consolidated Balance Sheets (unaudited)
                  March 31, 2002 and December 31, 2001                                          3

                  Consolidated Statements of Income (unaudited)
                  Three Months Ended March 31, 2002 and 2001                                    4

                  Consolidated Statements of Cash Flows (unaudited)                             5
                  Three Months Ended March 31, 2002 and 2001

                  Notes to Consolidated Financial Statements (unaudited)                        6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          13

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk                   25

Part II.          Other Information

     Item 4.      (a)   Exhibits                                                               26

                  (b)   Report on Form 8-K                                                     26

Signature Page                                                                                 27

Exhibit Index                                                                                  28

                  (11)   Statement re Computation of Per Share Earnings


                         PART I. FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                            SYNOVUS FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                         March 31,          December 31,
(In thousands, except share and per share data)                            2002                 2001
                                                                       -----------          --------------
ASSETS
Cash and due from banks                                               $    497,786              648,179
Interest earning deposits with banks                                         2,970                3,884
Federal funds sold and securities purchased under resale agreements        131,752               23,673
Mortgage loans held for sale                                               222,602              397,940
Investment securities available for sale                                 2,076,461            2,088,287

Loans, net of unearned income                                           12,698,763           12,417,917
Allowance for loan losses                                                 (174,774)            (170,769)
                                                                       -----------          --------------
      Loans, net                                                        12,523,989           12,247,148
                                                                       -----------          --------------
Premises and equipment, net                                                584,383              572,618
Other assets                                                               685,791              673,162
                                                                       -----------          --------------
      Total assets                                                    $ 16,725,734           16,654,891
                                                                       ===========          ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Non-interest bearing                                               $  1,918,674            1,984,523
   Interest bearing                                                     10,532,334           10,161,675
                                                                       -----------          --------------
      Total deposits                                                    12,451,008           12,146,198
Federal funds purchased and securities sold under repurchase agreements    988,208            1,345,822
Long-term debt                                                           1,114,742            1,052,943
Other liabilities                                                          340,873              316,344
                                                                       -----------          --------------
      Total liabilities                                                 14,894,831           14,861,307
                                                                       -----------          --------------
Minority interest in consolidated subsidiaries                             102,808               98,638
Shareholders' equity:
   Common stock - $1.00 par value; Authorized  600,000,000 shares;
      issued 295,426,952 in 2002 and 294,849,028 in 2001; outstanding
      295,251,688 in 2002 and 294,673,764 in 2001                          295,427              294,849
   Surplus                                                                 176,763              171,257
   Treasury stock - 175,264 shares in 2002 and 2001                         (1,285)              (1,285)
   Unamortized restricted stock                                               (226)                 (82)
   Accumulated other comprehensive income                                   17,813               29,338
   Retained earnings                                                     1,239,603            1,200,869
                                                                       -----------          --------------
      Total shareholders' equity                                         1,728,095            1,694,946
                                                                       -----------          --------------
      Total liabilities and shareholders' equity                      $ 16,725,734           16,654,891
                                                                       ===========          ==============

See accompanying notes to consolidated financial statements.

                            SYNOVUS FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                           Three Months Ended
                                                                                 March 31,
                                                                         -----------------------
(In thousands, except per share data)                                      2002           2001
                                                                         -------         -------
Interest income:
        Loans, including fees                                           $ 223,469         256,721
        Investment securities:
                    U.S. Treasury and U.S. Government agencies             14,941          19,234
                    Mortgage-backed securities                             10,949           8,484
                    State and municipal                                     2,890           2,834
                    Other investments                                         840             888
        Mortgage loans held for sale                                        4,603           2,667
        Federal funds sold and securities purchased
                    under resale agreements                                   367           1,715
        Interest earning deposits with banks                                   14              70
                                                                          -------         -------
                    Total interest income                                 258,073         292,613
                                                                          -------         -------
Interest expense:
        Deposits                                                           66,094         119,121
        Federal funds purchased and securities sold
                    under repurchase agreements                             5,503          13,237
        Long-term debt                                                     13,859          13,842
                                                                          -------         -------
                    Total interest expense                                 85,456         146,200
                                                                          -------         -------
                    Net interest income                                   172,617         146,413
Provision for losses on loans                                              13,109          10,987
                                                                          -------         -------
                    Net interest income after provision
                                for losses on loans                       159,508         135,426
                                                                          -------         -------
Non-interest income:
        Data processing services electronic payment processing services   160,066         149,340
        Service charges on deposit accounts                                22,172          20,037
        Fees for trust services                                             6,916           5,790
        Brokerage revenue                                                   4,644           4,326
        Mortgage banking income                                             8,739           8,469
        Credit card fees                                                    4,796           4,412
        Securities gains, net                                                 929             418
        Other fee income                                                    4,746           4,337
        Other operating income                                             19,300          25,889
                                                                          -------         -------
Non-interest income before reimbursable items                             232,308         223,018
        Reimbursable items                                                 56,990          62,562
                                                                          -------         -------
                    Total non-interest income                             289,298         285,580
                                                                          -------         -------
Non-interest expense:
        Salaries and other personnel expense                              142,071         134,268
        Net occupancy and equipment expense                                61,069          57,274
        Other operating expenses                                           54,386          49,632
                                                                          -------         -------
Non-interest expense before reimbursable items                            257,526         241,174
        Reimbursable items                                                 56,990          62,562
                                                                          -------         -------
                    Total non-interest expense                            314,516         303,736
                                                                          -------         -------
Minority interest in subsidiaries' net income                               5,088           4,205

                    Income before income taxes                            129,202         113,065
Income tax expense                                                         46,450          41,180
                                                                          -------         -------
                    Net income                                          $  82,752          71,885
                                                                          =======         =======
Net income per share :
        Basic                                                           $    0.28            0.25
                                                                          =======         =======
        Diluted                                                              0.28            0.25
                                                                          =======         =======
Weighted average shares outstanding:
        Basic                                                             294,927         287,707
                                                                          =======         =======
        Diluted                                                           300,158         293,248
                                                                          =======         =======
Dividends declared per share                                            $    0.15            0.13
                                                                          =======         =======

See accompanying notes to consolidated financial statements.

                            SYNOVUS FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                       ----------------------
(In thousands)                                                                          2002             2001
                                                                                       ------          ------
Operating Activities
     Net Income                                                                 $      82,752           71,885
     Adjustments to reconcile net income to net cash provided (used) by operating activities:
               Provision for losses on loans                                           13,109           10,987
               Depreciation, amortization, and accretion, net                          22,084           20,488
               Deferred income tax expense                                              8,532            4,369
               Decrease in interest receivable                                          2,285            7,671
               (Decrease) increase in interest payable                                 (4,102)           6,210
               Minority interest in subsidiaries' net income                            5,088            4,205
               Decrease (increase) in mortgage loans held for sale                    175,338         (108,136)
               Other, net                                                              24,597          (31,132)
                                                                                      -------          -------
          Net cash provided (used) by operating activities                            329,683          (13,453)
                                                                                      -------          --------
Investing Activities
     Cash acquired from acquisitions                                                       --            8,330
     Net decrease (increase) in interest earning deposits with banks                      914           (3,440)
     Net (increase) decrease in federal funds sold
          and securities purchased under resale agreements                           (108,079)         289,611
     Proceeds from maturities and principal collections of
          investment securities available for sale                                    175,507          299,367
     Proceeds from sales of investment securities available for sale                   32,291           68,360
     Purchases of investment securities available for sale                           (211,589)        (294,675)
     Net increase in loans                                                           (289,950)        (269,287)
     Purchases of premises and equipment                                              (38,855)         (35,724)
     Proceeds from disposals of premises and equipment                                  4,301            1,836
     Proceeds from sales of other real estate                                           2,626            6,416
     Additions to contract acquisition costs                                           (9,177)          (4,509)
     Additions to computer software                                                   (15,690)         (17,136)
                                                                                      -------           -------
          Net cash (used) provided in investing activities                           (457,701)          49,149
                                                                                      -------           -------

Financing Activities
     Net increase in demand and savings deposits                                      310,337            21,181
     Net (decrease) increase in certificates of deposit                                (5,527)          123,986
     Net decrease in federal funds purchased
          and securities sold under repurchase agreements                            (357,614)        (191,382)
     Principal repayments on long-term debt                                              (101)            (158)
     Proceeds from issuance of long-term debt                                          61,900           37,618
     Dividends paid to shareholders                                                   (37,135)         (31,323)
     Proceeds from issuance of common stock                                             5,765            7,908
                                                                                       ------          -------
          Net cash used by financing activities                                       (22,375)         (32,170)
                                                                                       ------          -------

(Decrease) increase in cash and cash equivalents                                     (150,393)           3,526
Cash and cash equivalents at beginning of period                                      648,179          558,054
                                                                                      -------          -------
Cash and cash equivalents at end of period                                      $     497,786          561,580
                                                                                      =======          =======

See accompanying notes to consolidated financial statements.

                             SYNOVUS FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments consisting of normally recurring accruals which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Synovus Financial Corp. (Synovus) consolidated financial statements and related notes appearing in the 2001 annual report previously filed on Form 10-K.

Note B - Supplemental Cash Flow Information

For the three months ended March 31, 2002 and 2001, Synovus paid income taxes (net of refunds received) of $1.7 million and $18.5 million, respectively. For the three months ended March 31, 2002 and 2001, Synovus paid interest of $89.6 million and $140.0 million, respectively.

Noncash investing activities consisted of loans of approximately $3.2 million and $4.1 million, which were foreclosed and transferred to other real estate during the three months ended March 31, 2002 and 2001, respectively.

Note C - Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of net unrealized gains (losses) on securities available for sale, net unrealized gains (losses) on cash flow hedges, and foreign currency translation adjustments. Comprehensive income consists of net income plus the change in other comprehensive income (loss). For the three months ended March 31, 2002 and 2001, comprehensive income was $71.2 million and $87.5 million, respectively.

Note D - Operating Segments

Synovus has two reportable segments: Financial Services (formerly banking operations) and Transaction Processing Services. The Financial Services segment is predominately involved in commercial banking activities and also provides retail banking, trust, mortgage, insurance, leasing, and brokerage services. The Transaction Processing Services segment consists primarily of operations at Total System Services, Inc. (TSYS), which provides electronic payment processing to banks and other institutions, generally under long-term processing contracts. The Transaction Processing Services segment also includes related services provided to clients by ProCard and TSYS' subsidiaries. Software and Internet tools designed to assist organizations with the management of purchasing, travel, and fleet card programs are provided by ProCard. TSYS Total Debt Management (TDM), acquired by TSYS from Synovus on January 1, 2002, provides recovery collections work, bankruptcy process management, legal account management, and skip tracing. With the exception of the newly adopted accounting pronouncements discussed in Note G, the accounting policies of these segments are the same as those described in the summary of significant accounting policies in the 2001 annual report previously filed on Form 10-K. All inter-segment services provided are charged at the same rates as those charged to unaffiliated customers. Such services are included in the revenues and net income of the respective segments and are eliminated to arrive at consolidated totals.

Segment information as of and for the three months ended March 31, 2002 and 2001 is presented below:

Three months ended March 31, 2002 and 2001

-----------------------------------------------------------------------------------------------------------------------
                                                                  Transaction
                                                 Financial         Processing
         (In thousands)                          Services         Services (a)       Eliminations       Consolidated
-----------------------------------------------------------------------------------------------------------------------
Total revenues excluding             2002        $231,807           175,770            (2,652)   (c)      $404,925
   reimbursable items                2001         206,993           165,958            (3,520)   (c)       369,431
-----------------------------------------------------------------------------------------------------------------------
Reimbursable items                   2002              -             56,990               -                 56,990
                                     2001              -             62,562               -                 62,562
-----------------------------------------------------------------------------------------------------------------------
Total revenues (b)                   2002         231,807           232,760            (2,652)   (c)       461,915
                                     2001         206,993           228,520            (3,520)   (c)       431,993
-----------------------------------------------------------------------------------------------------------------------
Income before taxes                  2002          93,788            40,502            (5,088)   (d)       129,202
                                     2001          82,419            34,851            (4,205)   (d)       113,065
-----------------------------------------------------------------------------------------------------------------------
Income tax expense                   2002          33,193            13,257               -                 46,450
                                     2001          29,163            12,017               -                 41,180
-----------------------------------------------------------------------------------------------------------------------
Net income                           2002          60,595            27,245            (5,088)   (d)        82,752
                                     2001          53,257            22,833            (4,205)   (d)        71,885
-----------------------------------------------------------------------------------------------------------------------
Total assets                         2002      16,101,865           693,401           (69,532)   (e)    16,725,734
                                     2001      14,631,999           598,699           (52,060)   (e)    15,178,638
-----------------------------------------------------------------------------------------------------------------------

(a) Includes equity in income of joint ventures which is included in other operating income.
(b) Consists of net interest income and non-interest income.
(c) Principally, data processing electronic payment processing service revenues provided to the Financial Services segment.
(d) Minority interest in TSYS and GP Network Corporation.
(e) Primarily, TSYS' cash deposits with the Financial Services segment.

Segment information for the changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows:


------------------------------------------------------ ---------------------- --------------------- ------------------
                                                                                  Transaction
                                                             Financial             Processing
(In thousands)                                               Services               Services              Total
------------------------------------------------------ ---------------------- --------------------- ------------------
Balance as of January 1, 2002                                         23,363                 3,608             26,971
Goodwill acquired                                                          -                     -                  -
Impairment losses                                                          -                     -                  -
Other (*)                                                                  -                   (1)                (1)
                                                       ---------------------- --------------------- ------------------
Balance as of March 31, 2002                                          23,363                 3,607             26,970
                                                       ====================== ===================== ==================
(*)Consists of a foreign currency translation
   adjustment for GP Network Corporation.


Other intangible assets (excluding goodwill) as of March 31, 2002 and 2001 are held by Financial Services, and are presented in the table below.

--------------------------------------------------------------------------------------------------------------------
Other Intangible Assets
(In thousands)                                                             March 31, 2002              March 31, 2001
---------------------------------------------------------------------------------------------------------------------
Purchased Trust Revenues                                                           $3,975                       4,060
Core Deposit Premiums                                                               3,438                       4,650
                                                                                    -----                       -----
Total Carrying Value                                                               $7,413                       8,710
--------------------------------------------------------------------------------------------------------------------

Note E - Legal Proceedings

Synovus and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of its business. Any litigation is vigorously defended by Synovus and, in the opinion of management, based on consultation with external legal counsel, any outcome of such litigation would not materially affect the consolidated financial position or results of operations.

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

Note F - Derivative Instruments

As part of its overall interest rate risk management activities, Synovus utilizes interest rate related derivative instruments to manage its exposure to various types of interest rate risks. With the exception of commitments to fund and sell fixed-rate mortgage loans, all derivative instruments utilized by Synovus represent end user activities designed as either a hedge of a recognized fixed-rate asset or liability (a fair value hedge), or a hedge of a forecasted transaction or of the variability of future cash flows of a floating rate asset or liability (cash flow hedge). Synovus does not speculate using derivative instruments.

Synovus' risk management policies emphasize the management of interest rate risk within acceptable guidelines. Synovus' objective in maintaining these policies is to achieve consistent growth in net interest income while limiting volatility arising from changes in interest rates. Risks to be managed include both fair value and cash flow risks. Utilization of derivative instruments provides a valuable tool to assist in the management of these risks.

Synovus utilizes interest rate swap agreements to hedge the fair value risk of fixed-rate liabilities, primarily deposit liabilities. Fair value risk is measured as the volatility in the value of these liabilities as interest rates change. Interest rate swaps entered into to manage this risk are designed to have the same notional value as well as similar interest rates and interest calculation methods. These agreements entitle Synovus to receive fixed-rate interest payments and pay floating-rate interest payments based on the notional amount of the swap agreements. Swap agreements structured in this manner allow Synovus to effectively hedge the fair value risks of these fixed-rate liabilities.

Synovus is potentially exposed to cash flow risk due to its holding of loans whose interest payments are based on floating rate indices. Synovus monitors changes in these exposures and their impact on its risk management activities. These agreements, whose terms are for up to five years, entitle Synovus to receive fixed-rate interest payments and pay floating-rate interest payments. The maturity date of the last agreement is June 1, 2004. These agreements allow Synovus to offset the variability of floating rate loan interest with the variable interest payments due on the interest rate swaps.

The effective portion of changes in the fair value of interest rate swaps designated as hedges of the variability of cash flows associated with floating rate loans are reported in accumulated other comprehensive income. These amounts are subsequently reclassified into interest income as the hedged cash flows affect earnings. The ineffective portion of the gain on hedging derivative instruments, which is reported in earnings, is not material.

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

Note G - Recent Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141 (SFAS No. 141), "Business Combinations" and Statement No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

Synovus adopted the provisions of SFAS No. 141 effective July 1, 2001, and adopted the provisions of SFAS No. 142 effective January 1, 2002.

SFAS No. 141 requires upon the adoption of SFAS No. 142 that Synovus evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, Synovus is required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, Synovus will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with SFAS No. 142's transitional goodwill impairment evaluation, the statement requires Synovus to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this, Synovus must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Synovus has until June 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and Synovus must perform the second step of the transitional impairment test. In the second step, Synovus must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of income.

As of January 1, 2002, Synovus had unamortized goodwill of $27.0 million, which is subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these statements on the financial statements at the date of this report, including whether Synovus will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

The table below illustrates net income excluding goodwill amortization, net of tax, for the period ended March 31, 2001.

----------------------------------------------------------------------------------------------------------------------
Net Income Excluding Goodwill Amortization Expense                                                 March 31, 2001
----------------------------------------------------------------------------------------------------------------------
(In thousands)
Net Income, as reported                                                                      $                 71,885
                                                                                                ======================

Deductible goodwill amortization expense                                                                          156
Non-deductible goodwill amortization expense                                                                      571
                                                                                                ----------------------
Total goodwill amortization expense                                                                               727
Tax benefit - goodwill amortization expense                                          (*)                           57
                                                                                                ----------------------
Total goodwill amortization expense, net of tax                                                                   670
                                                                                                ----------------------

Net Income excluding goodwill amortization expense, net of tax                               $                 72,555
                                                                                                ======================
(*) Using reporting period's effective tax rate of 36.42%.
----------------------------------------------------------------------------------------------------------------------

In August 2001, the FASB issued Statement No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain lease obligations.

SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not expect the adoption of SFAS No. 143 to have a material effect on its financial condition or results of operations.

In October 2001, the FASB issued Statement No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

SFAS No. 144 improves financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions.

SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions are to be applied prospectively. Synovus adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 was not material to Synovus' financial condition or results of operations.

As a result of the Financial Accounting Standards Board's (FASB's) Emerging Issues Task Force Issue No. 01-14 (EITF 01-14), formerly known as Staff Announcement Topic D-103, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred," reimbursements received by TSYS for out-of-pocket expenses have been included in revenue. Historically, TSYS has not reflected such reimbursements in its consolidated statements of income. The largest reimbursable items for which TSYS is reimbursed by clients are postage and express courier charges.

EITF 01-14 was adopted as of January 1, 2002. Upon application of EITF 01-14, comparative financial statements for prior periods have been restated to provide consistent presentation.

Note H - Pending Acquisitions

On April 29, 2002, Synovus announced the execution of a definitive agreement to merge the $490 million asset Community Financial Group, Inc. (Community Financial) with and into Synovus. Community Financial is a bank holding company and the parent company of The Bank of Nashville, headquartered in Nashville, Tennessee. Based upon the average closing price of Synovus stock on the 15 trading days prior to closing this transaction, Community Financial shareholders will receive for each of their shares, either: .969 shares of Synovus stock, if the average Synovus stock price is equal to or less than $26.83; or .860 shares of Synovus stock if the average Synovus stock price is equal to or greater than $30.25; or an exchange ratio equal to $26.00 divided by the average Synovus stock price, if the average Synovus stock price is between $26.83 and $30.25. The transaction is expected to be completed during the third quarter of 2002.

On May 1, 2002, Synovus entered into an agreement to purchase GLOBALT, Inc. (GLOBALT), a provider of investment advisory services based in Atlanta, Georgia, through an exchange of stock. The transaction is expected to be completed during the second quarter of 2002. GLOBALT will operate as a wholly-owned subsidiary of Synovus and as a part of Synovus Financial Management Services, the financial management unit of Synovus. GLOBALT supervises combined total assets of approximately $1.5 billion, and employs 25 people, including 12 investment professionals.

Note I - Other

Certain amounts in 2001 have been reclassified to conform to the presentation adopted in 2002.

                        ITEM 2 - MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Summary

Net income for the three months ended March 31, 2002 was $82.8 million, up 15.1% from the same period a year ago. Revenues (excluding securities gains and losses) increased 6.8% over the same period in 2001. Revenues excluding reimbursable items and securities gains increased 9.6% over the same period in 2001. Diluted net income per share for the first three months of 2002 was $0.28, an increase of 12.5% over $0.25 per share for the same period in 2001. The first quarter 2001 results included a $4.9 million after-tax gain from the sale of our ownership in the Star System ATM network, or the equivalent of $0.0167 per diluted share. Return on average assets was 2.03% and return on average equity was 19.52% for the three months ended March 31, 2002. This compares to a return on average assets of 1.97% and a return on average equity of 20.08% for the first three months of 2001.

Major contributors to the growth in net income include strong loan growth, coupled with improving net interest margin, and expense control management. TSYS' net income growth positively impacted the consolidated growth in net income.

Critical Accounting Policies

The accounting and financial reporting policies of Synovus conform to accounting principles generally accepted in the United States of America and to general practices within the banking and electronic payment processing industries. Following is a description of the accounting policies applied by Synovus which are deemed "critical." In determining which accounting policies are "critical" in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. The application of these policies has a significant impact on Synovus' financial statements. Synovus' financial results could differ significantly if different judgments or estimates are applied.

         Allowance for Loan Losses:

The allowance for loan losses is established through provisions for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely. Subsequent recoveries are added to the allowance. Management's evaluation of the adequacy of the allowance for loan losses is based on a formal analysis which assesses the risk within the loan portfolio. This analysis includes consideration of historical performance, current economic conditions, level of nonperforming loans, loan concentrations, and review of certain individual loans.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the subsidiary banks' allowances for loan losses. Such agencies may require the subsidiary banks to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Management, considering current information and events regarding a borrowers' ability to repay its obligations, considers a loan to be impaired when the ultimate collectibility of all amounts due, according to the contractual terms of the loan agreement, is in doubt. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for losses on loans. Subsequent recoveries are added to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income.

The accounting for impaired loans described above applies to all loans, except for large pools of smaller-balance, homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, and debt securities. The allowance for loan losses for large pools of smaller-balance, homogeneous loans is established through consideration of such factors as changes in the nature and volume of the portfolio, overall portfolio quality, adequacy of the underlying collateral, loan concentrations, historical charge-off trends, and economic conditions that may affect the borrowers' ability to pay.

         Contract Acquisition Costs:

TSYS capitalizes contract acquisition costs related to signing or renewing long-term contracts. These costs, primarily consisting of cash payments for rights to provide processing services and internal conversion and software development costs, are amortized using the straight-line method over the contract term beginning when the client's cardholder accounts are converted to the system. All costs incurred prior to contract execution are expensed as incurred.

The amortization of contract acquisition costs adjustments is recorded net of revenues in TSYS' consolidated statements of income. TSYS evaluates the carrying value of contract acquisition costs for impairment on the basis of whether these costs are fully recoverable from expected undiscounted net operating cash flows of the related contract. The determination of expected undiscounted net operating cash flows requires management to make estimates.

These costs may become impaired with the loss of a contract, the financial decline of a client, termination of conversion efforts after a contract is signed, diminished prospects for current clients or if TSYS' estimates of future cash flows differ from actual results. Capitalized contract acquisition costs are classified in prepaid and other assets.

         Software Development Costs:

TSYS develops software that is used in providing transaction processing services to clients. Software development costs are capitalized once technological feasibility of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when TSYS has completed all planning, designing, coding and testing activities that are necessary to determine that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the product is available to clients for general use. TSYS evaluates the unamortized capitalized costs of software development as compared to the net realizable value of the development which is determined by projected future cash flows. The amount by which the unamortized software development costs exceed the net realizable value are written off. Software development costs are amortized using the greater of (1) the straight-line method over the estimated useful life (which ranges from 3-10 years) or (2) the ratio of current revenues to current anticipated revenues.

Software development costs may become impaired in situations where development efforts are abandoned due to the viability of the planned project becoming doubtful or due to technological obsolescence of the planned project.

Pending Acquisitions

On April 29, 2002, Synovus announced the execution of a definitive agreement to merge the $490 million asset Community Financial Group, Inc. (Community Financial) with and into Synovus. Community Financial is a bank holding company and the parent company of The Bank of Nashville, headquartered in Nashville, Tennessee. Based upon the average closing price of Synovus stock on the 15 trading days prior to closing this transaction, Community Financial shareholders will receive for each of their shares, either: .969 shares of Synovus stock, if the average Synovus stock price is equal to or less than $26.83; or .860 shares of Synovus stock if the average Synovus stock price is equal to or greater than $30.25; or an exchange ratio equal to $26.00 divided by the average Synovus stock price, if the average Synovus stock price is between $26.83 and $30.25. The transaction is expected to be completed during the third quarter of 2002.

On May 1, 2002, Synovus entered into an agreement to purchase GLOBALT, Inc. (GLOBALT), a provider of investment advisory services based in Atlanta, Georgia, through an exchange of stock. The transaction is expected to be completed during the second quarter of 2002. GLOBALT will operate as a wholly-owned subsidiary of Synovus and as a part of Synovus Financial Management Services, the financial management unit of Synovus. GLOBALT supervises combined total assets of about $1.5 billion, and employs 25 people, including 12 investment professionals.

Balance Sheet

During the first quarter of 2002, total assets increased $70.8 million. Loans increased by $280.8 million, or 9.0% annualized. Federal funds sold increased by $108.1 million, while mortgage loans held for sale decreased by $175.3 million and cash and due from banks decreased by $150.4 million. Providing the necessary funding for the balance sheet growth during the first three months of 2002, the deposit base grew $304.8 million, long-term debt consisting primarily of Federal Home Loan Bank (FHLB) advances increased $61.8 million, and shareholders' equity increased $33.1 million. These increases were partially offset by a $357.6 million decrease in Federal funds purchased.

Loans

Since year-end 2001, loans have increased by $280.8 million, or 9.0% annualized. Compared to a year ago, loans grew by 13.8% (excluding the acquisition of FABP Bancshares, Inc., loans grew by $1.3 billion, or 11.3%). Our banks in larger markets contributed a majority of the dollar volume. Compared to a year ago, 26 of our 38 banks reported double digit loan growth, while on a sequential quarter basis, 16 of our banks had annualized double digit growth.

The following table shows the composition of the loan portfolio at March 31, 2002 and December 31, 2001.

--------------------------------------- ----------------------- ----------- -------------------------- ----------
Loans by Type                                   March 31, 2002                      December 31, 2001
(In thousands)                                  Amount              %*               Amount               %*
--------------------------------------- ----------------------- ----------- -------------------------- ----------
Commercial:
   Commercial, financial
      and agricultural                       $ 4,036,744           31.7             4,004,042            32.2
   Real estate - construction                  2,760,963           21.7             2,665,877            21.4
   Real estate - mortgage                      3,293,429           25.9             3,138,748            25.3
                                        -----------------------    ----     --------------------------   -----
   Total commercial                           10,091,136           79.3             9,808,667            78.9
                                        -----------------------    ----     --------------------------   -----

Retail:
   Real estate - mortgage                      1,582,707           12.5             1,553,154            12.4
   Consumer loans -
      credit card                                218,891            1.7               234,651             1.9
   Consumer loans - other                        829,577            6.5               843,169             6.8
                                        -----------------------    ----     --------------------------   ----
   Total retail                                2,631,175           20.7             2,630,974            21.1
                                        -----------------------    ----     --------------------------   ----
   Total loans                                12,722,311          100.0            12,439,641           100.0
                                                                 ======                                 =====
Unearned income                                  (23,548)                             (21,724)
                                        -----------------------             --------------------------
Total loans, net of
   unearned income                           $12,698,763                           12,417,917
                                        =======================             ==========================

*Loan balance in each category, expressed as a percentage of total loans.


Asset Quality

Asset quality remained strong during the quarter. The nonperforming assets ratio was 0.58% at March 31, 2002, compared to 0.54% at year-end 2001. The increase in nonperforming assets was primarily due to four large commercial loans. We currently anticipate a downward trend in nonperforming assets for the remainder of the year.

The net charge-off ratio for the three months ended March 31, 2002 was 0.29%, compared to 0.26% a year ago. Loans 90 days past due and still accruing at March 31, 2002 were $21.4 million, or 0.17% of total loans, down from $27.1 million, or 0.22% of total loans at December 31, 2001. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments on the loans. Management further believes the resolution of these delinquencies will not cause a material increase in nonperforming assets.

The allowance for loan losses is $174.8 million, or 1.38% of net loans, at March 31, 2002 compared to $170.8 million, or 1.38% of net loans, at December 31, 2001. For the three months ended March 31, 2002, the provision for losses on loans was $13.1 million compared to $11.0 million for the three months ended March 31, 2001.

                                                                             March 31,                December 31,
(In thousands)                                                                  2002                      2001
--------------                                                           -------------------       -------------------
Nonperforming loans                                                 $                55,791                    51,585
Other real estate                                                                    17,970                    15,867
                                                                         -------------------       -------------------
Nonperforming assets                                                $                73,761                    67,452
                                                                         ===================       ===================

Loans 90 days past due and still accruing                           $                21,431                    27,134
                                                                         ===================       ===================

Allowance for loan losses                                           $               174,774                   170,769
                                                                         ===================       ===================
Allowance for loan losses as a % of loans                                                   %                    1.38
                                                                                       1.38
                                                                         ===================       ===================
As a % of loans and other real estate:
    Nonperforming loans                                                                0.44 %                    0.41
    Other real estate                                                                  0.14                      0.13
                                                                         -------------------       -------------------
    Nonperforming assets                                                               0.58 %                    0.54
                                                                         ===================       ===================
Allowance to nonperforming loans                                                     313.27 %                  331.04
                                                                         ===================       ===================


Management continuously monitors nonperforming, impaired, and past due loans, to prevent further deterioration regarding the condition of these loans. Management is not aware of any material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have been excluded from nonperforming assets or impaired loans. Management further believes nonperforming assets and impaired loans include all material loans in which doubts exist as to the collectibility of amounts due according to the contractual terms of the loan agreement.

Capital Resources and Liquidity

Synovus has always placed great emphasis on maintaining a strong capital base and continues to exceed regulatory capital requirements. Additionally, based on internal calculations and previous regulatory exams, each of the subsidiary banks is currently in compliance with regulatory capital guidelines. Total risk-based capital was $1.956 billion at March 31, 2002, compared to $1.905 billion at December 31, 2001. The ratio of total risk-based capital to risk-weighted assets was 12.96% at March 31, 2002 compared to 12.95% at December 31, 2001. The leverage ratio at the end of the first quarter of 2002 was 10.82% compared to 10.86% at the end of 2001. The equity-to-assets ratio was 10.33% at March 31, 2002 compared to 10.17% at year- end 2001. The equity-to-assets ratio, exclusive of net unrealized gains (losses) on investment securities available for sale, was 10.20% at March 31, 2002, compared to 9.98% at year-end 2001.

Synovus' liquidity position and sources of funds have not changed significantly since December 31, 2001. The liquidity ratio was 27.62% at March 31, 2002, compared to 27.16% at December 31, 2001. Additionally, the maturity mix of investment securities and loans has not changed significantly during the first three months of 2002.

Synovus' management actively analyzes and manages the liquidity position in coordination with the appropriate committees at subsidiary banks. Management must ensure that adequate liquidity, at a reasonable cost, is available to meet the cash flow needs of depositors, borrowers, and creditors. Management constantly monitors and maintains appropriate levels of assets and liabilities so as to provide adequate funding sources to meet estimated customer withdrawals and future loan requests.

Additionally, subsidiary banks have access to overnight Federal funds lines with various financial institutions, which total approximately $2.6 billion and can be drawn upon for short-term liquidity needs. Synovus also has access to a $25 million line of credit with an unaffiliated banking organization.

The consolidated statements of cash flows detail cash flows from operating, investing, and financing activities. Operating activities provided net cash of $329.7 million during the first three months of 2002, while $457.7 million was used by financing activities. Investing activities used $22.4 million of this amount, resulting in a decrease in cash and cash equivalents of $150.4 million.

In 1997, TSYS entered into an operating lease agreement with a special purpose entity (SPE) for the TSYS corporate campus. The business purpose of the SPE was to provide a means of financing TSYS' corporate campus. The assets and liabilities of the SPE consist solely of the cost of the building and the loans from a consortium of banks. The cost of the building and the outstanding principal balance of the debt resident within the financial statements of the SPE both approximate $93.5 million. The lease, which is guaranteed by Synovus, provides for substantial residual value guarantees. The amount of the residual value guarantees relative to the assets under this lease is approximately $81.4 million. Due to the nature of the lease, no asset or obligation is recorded on Synovus' consolidated balance sheet.

The terms of this lease financing arrangement require, among other things, that TSYS maintain certain minimum financial ratios and provide certain information to the lessor. TSYS is also subject to interest rate risk associated with the lease on its campus facilities. The payments under the operating lease arrangement, which can be locked in for six month intervals, are tied to the floating London Interbank Offered Rate (LIBOR). In the event that LIBOR rates increase, operating expenses could increase proportionately.

The campus lease expires November 2002. TSYS has the option to either renew the lease subject to prevailing market rates or purchase the property at its original cost. TSYS is currently evaluating which option to pursue. As a result, TSYS and/or Synovus will have a future cash obligation with respect to the corporate campus beyond the lease expiration of November 2002.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the first three months of 2002 were $16.5 billion, up 11.7% over the first three months of 2001. Average earning assets were up 12.3% in the first three months of 2002 over the same period last year and represented 90.9% of average total assets. When compared to the same period last year, average deposits increased $0.9 billion, average Federal funds purchased and securities sold under repurchase agreements increased $352.6 million, average long-term debt consisting primarily of FHLB advances and two senior notes increased $215.0 million, and average shareholders' equity increased $267.8 million. This growth provided the funding for the $1.5 billion growth in average net loans and a $133 million growth in average mortgage loans held for sale.

Net interest income was $172.6 million for the three months ended March 31, 2002, up $26.2 million, or 17.9% over the $146.4 million reported for the three months ended March 31, 2001. Net interest income, on a tax-equivalent basis, for the first three months of 2002 increased $26.2 million, or 17.7%, over the same period in 2001.

The first quarter 2002 net interest margin was 4.77%, up twenty-two basis points from the same period last year. This increase resulted from a one hundred ninety-eight basis point decrease in the yield on earning assets which was offset by a two hundred sixteen basis point decrease in the effective cost of funds. The decreased yield on earning assets was due to lower yields on loans, primarily due to a 388 basis point decrease in the average prime rate as compared to the first quarter of 2001. The decreased effective cost of funds was due to lower average rates paid on interest-bearing funding. On a sequential quarter basis, the net interest margin was down 2 basis points while net interest income was up $1.8 million. The moderate decrease in the margin was primarily due to actions taken to lengthen the maturity of our interest bearing liabilities. This was accomplished by adding intermediate term fixed rate FHLB advances and brokered certificates of deposit and reducing our Federal funds purchased position. While carrying a moderately higher current interest rate, this funding should help improve our interest rate risk positioning in a rising interest rate environment. We expect further moderate improvement in the net interest margin as fixed rate deposits continue to reprice downward.

The tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the table below. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

                                                             Three Months Ended
                                                                  March 31,
                                                     ------------------------------------
                 (In thousands)                            2002               2001
                 --------------
                                                     -----------------   ----------------
Interest income                                   $           258,073            292,613
Taxable-equivalent adjustment                                   1,771              1,692
                                                     -----------------   ----------------
Interest income, taxable-equivalent                           259,844            294,305
Interest expense                                               85,456            146,200
                                                     -----------------   ----------------
Net interest income, taxable-equivalent           $           174,388            148,105
                                                     =================   ================

Non-Interest Income

Total non-interest income during the first three months of 2002 increased $3.7 million, or 1.3%, over the same period in 2001. Total non-interest income excluding reimbursable items during the first three months of 2002 increased $9.3 million, or 4.2%, over the same period in 2001. The increase in non-interest income resulted from a 7.0% increase in Transaction Processing Services' revenues and a 3.4% decrease in Financial Services' non-interest income. Transaction Processing Services' revenues as a percentage of consolidated revenues (excluding reimbursable items) were 43.4%, compared to 45.0% a year ago.

The decrease in Financial Services' non-interest income was primarily due to last year's $8 million gain from the sale of our ownership in the Star System ATM network. Excluding this gain, as well as securities gains, Financial Services' non-interest income increased 10.2%, with increases in mortgage banking of 3% (after being up 104% for the same period last year), service charges on deposits of 11%, and credit card fees of 9% over the same period last year. Financial Management Services and insurance (formerly wealth management) revenues increased 19% over the first quarter last year, with trust up 19%, brokerage up 7%, Creative Financial Group up

13%, and insurance up 85%. Financial Services' non-interest income as a percentage of banking revenues - excluding securities gains and losses - was 25% in the quarter.

Transaction Processing Services' revenues consist of revenues from TSYS and ProCard. The majority of these revenues are derived from providing electronic payment processing and related services to banks and other institutions, generally under long-term processing contracts. TSYS' services are provided throughout the United States, Mexico, Canada, Honduras, the Caribbean, and Europe. TSYS also offers merchant services to financial institutions and other organizations in Japan.

TSYS' revenues from electronic payment processing services increased $9.8 million, or 7.6%, for the three months ended March 31, 2002, compared to the same period in 2001. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards, as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow. Processing contracts with large clients, representing a significant portion of Transaction Processing Services' revenues, generally provide for discounts on certain services based on the size and activity of clients' portfolios. As a result, electronic payment processing revenues and the related margins are influenced by the client mix relative to the size of client card portfolios, as well as the number and activity of individual cardholder accounts processed for each client.

Average cardholder accounts on file for the three months ended March 31, 2002 were 224.3 million, an increase of approximately 13.1% over the average of 198.3 million for the same period in 2001. Cardholder accounts on file at March 31, 2002 were 229.2 million, a 15.0% increase compared to the 199.2 million accounts on file at March 31, 2001. The change in cardholder accounts on file from March 2001 to March 2002 included the deconversion and purging of 22.5 million accounts, the addition of approximately 29.4 million accounts attributable to the internal growth of existing clients, and approximately 23.1 million accounts for new clients.

A significant amount of Transaction Processing Services' revenues is derived from long-term contracts with large clients, including certain major clients. For the three months ended March 31, 2002, TSYS had two major clients that accounted for approximately 34.5%, or $77.2 million, of total revenues. For the three months ended March 31, 2001, TSYS had two major clients that accounted for 37.2%, or $80.2 million, of total revenues. The loss of one of TSYS' major clients, or other significant clients, could have a material adverse effect on TSYS' financial condition and results of operations.

In October 2001, TSYS announced it had signed a 10-year extension to its long-term credit card processing agreement with one of its major customers, Providian Financial Corporation (Providian), which included a cash payment for processing rights of $12.7 million. In late 2001 and in 2002, Providian made several announcements regarding concerns about its financial status, related changes in management, and the sale of a portion of its portfolio. As a result of these announcements, TSYS management is actively monitoring Providian's status through frequent interaction.

In April 2002, TSYS announced that it had entered into a five-year agreement with Accenture valued in excess of $120 million to process post-secondary student grant and loan funding for the U.S. Department of Education. TSYS began processing all new originations for the Department of Education on April 26, 2002. The agreement also involves converting all existing student records currently residing on two legacy systems to TSYS' new stand-alone platform during several phases. The first conversion phase is scheduled to begin in December 2002, with an estimated 4 million records.

Non-Interest Expense

Total non-interest expense for the three months ended March 31, 2002 increased $10.8 million, or 3.5%, over the same period in 2001. Total non-interest expense excluding reimbursable items for the three months ended March 31, 2002 increased $16.4 million, or 6.8%. Management analyzes non-interest expense in two separate components: Financial Services and Transaction Processing Services. The following table summarizes this data for the first three months of 2002 and 2001.

                                                              2002(*)                           2001(*)
                                                   -------------------------------  ---------------------------------
                                                                    Transaction                       Transaction
                                                    Financial        Processing       Financial       Processing
(In thousands)                                       Services         Services         Services        Services
--------------                                     -------------   ---------------   -------------  ----------------
Salaries and other personnel expenses            $       72,144            70,056          67,058            67,317
Net occupancy and equipment expense                      16,838            44,230          15,466            41,815
Other operating expenses
  before reimbursable items                              35,927            20,981          31,063            21,974
Reimbursable items                                        --               56,990           --               62,562
                                                   -------------   ---------------  --------------  ---------------
Other operating expenses                                 35,927            77,971          31,063            84,536
                                                   -------------   ---------------   -------------  ----------------
Total non-interest expense                       $      124,909           192,257         113,587           193,668
                                                   =============   ===============   =============  ================

(*) The added totals are greater than the consolidated totals due to inter-segment balances which are eliminated in consolidation.

Financial Services' non-interest expense increased $11.3 million, or 10.0%, for the three months ended March 31, 2002, compared to the same period in 2001. The fundamental Financial Services' G&A expenses for the quarter were up 7.8% over last year. Salaries and other personnel expenses, the largest component of non-interest expense, increased $5.1 million, or 7.6%, compared to the same period in 2001. This increase is due primarily to annual salary adjustments. The number of full-time equivalent employees at March 31, 2002 was 5,448, compared to 5,273 a year ago. Net occupancy and equipment expense increased $1.4 million, or 8.9%, compared to the same period in 2001. Other operating expenses increased $4.9 million, or 15.7%. The Financial Services' efficiency ratio was 53.65% for the first three months of 2002, compared to 54.48% a year ago.

Approximately 98% of total Transaction Processing Services' non-interest expense relates to TSYS, with the remainder related to ProCard. The following paragraphs provide an analysis of the non-interest expense components at TSYS. Non-interest expense related to TSYS increased 1.1% for the three months ended March 31, 2002, compared to the same period in 2001. Employment expenses increased $4.5 million, or 7.4%, for the three months ended March 31, 2002, compared to the same period in 2001. The addition of employees associated with the acquisition of TDM increased employment expenses $3.2 million in 2002. The remaining change in employment expenses is associated with the growth in the number of employees, normal salary increases, and related benefits. The average number of employees in the first quarter of 2002 increased to 5,168, a 9.0% increase over 4,741 in the same period of 2001. At April 30, 2002, TSYS had 5,086 full-time and 254 part-time employees.

Net occupancy and equipment expense at TSYS increased $2.6 million, or 6.3% for the three months ended March 31, 2002, over the same period in 2001. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, increased approximately $600 thousand in the first quarter of 2002, compared to the same period of 2001. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved to a large extent through operating leases.

During 2000, TSYS established a data processing center in Europe and purchased a building to house client services personnel. Although it only began processing accounts for its new European clients in mid-2001, TSYS had to build the necessary infrastructure in order to begin processing those accounts in 2001. Through the first three months of 2001, TSYS incurred $5.9 million of net operating expense related to the expansion in Europe.

Income Tax Expense

Income tax expense for the three months ended March 31, 2002 was $129.2 million compared to $113.1 million for the same period a year ago. The effective tax rate for the first three months of 2002 was 36.0% compared to 36.4% for the same period in 2001.

Earnings Outlook

Though today's business environment is marked with uncertainty, we cautiously reiterate our expectations of at least 15% growth in earnings per share in 2002 and to be in the 15-18% range of earnings growth for 2003. In estimating expected growth in earnings per share, Synovus assumed, among other things, that:

   . Banking services' net income will increase between 12-14% annually, with net interest margins remaining stable. Annual loan growth will be in the 10-11% range, and credit quality will remain solid.

   . Financial Management Services and insurance revenues will increase between 25-30% annually.

   . TSYS will increase net income by 20% in 2002 and by at least 20-25% in 2003.

   . Increases in Financial Services' expenses will not exceed 4% annually over the next two years.

Synovus expects to continue its strategy of selling banking locations in low growth markets and aggressively redeploying the capital and resources derived from exiting these markets into high growth markets. As part of this strategy, Synovus intends to exit several banking markets in the current year and expects to recognize a gain from the sale of its banking locations in these markets in the second half of 2002.

Synovus has an illiquid equity investment in a private company with a carrying value of $9.4 million as of March 31, 2002. Synovus believes this company will engage in financing transactions to raise additional capital during 2002. Management of Synovus cannot currently determine the potential reduction, if any, that the additional capital raising activities will have on the value of Synovus' investment in the company.

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). These forward-looking statements include, among others, statements regarding management's belief concerning the expected impact on Synovus of recent accounting pronouncements; the anticipated downward trend in nonperforming assets and estimated year-end nonperforming assets ratio; management's belief with respect to the impact of the resolution of certain loan delinquencies on nonperforming assets and the inclusion of all material loans in which doubt exists as to collectibility in nonperforming assets and impaired loans; the expected moderate improvement in the net interest margin; Synovus' expected growth in earnings per share for 2002 and 2003; the expected redeployment of capital derived from the anticipated sale of several of its banking locations; the private company in which Synovus has an illiquid equity investment engaging in financing transactions to raise additional capital; and the assumptions underlying such statements, including, with respect to Synovus' expected increases in earnings per share; expected increases in banking services' net income and loan growth; expected annual increases in Financial Management Services' revenues; expected annual increases in net income of TSYS; and expected annual increases in Financial Services' expenses. In addition, certain statements in future filings by Synovus with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, and other financial terms; (ii) statements of plans and objectives of Synovus or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to: (i) Synovus' inability to increase its revenues derived from Financial Management Services and insurance; (ii) TSYS' inability to achieve its net income goals for the years 2002 and 2003 (whether arising out of TSYS' inability to successfully bring new products and services to market, adverse developments with respect to TSYS' sub-prime clients, TSYS' inability to control expenses, or otherwise); (iii) Synovus' inability to achieve its net income goals for banking services; (iv) Synovus' inability to control Financial Services' expenses; (v) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (vi) the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board; (vii) inflation, interest rate, market and monetary fluctuations; (viii) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (ix) changes in consumer spending, borrowing, and saving habits; (x) technological changes are more difficult or expensive than anticipated; (xi) acquisitions; (xii) the ability to increase market share and control expenses; (xiii) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) with which Synovus and its subsidiaries must comply; (xiv) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies; (xv) changes in Synovus' organization, compensation, and benefit plans; (xvi) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
(xvii) a deterioration in credit quality or a reduced demand for credit; (xviii) Synovus' inability to successfully manage any impact from slowing economic conditions or consumer spending; (xix) the occurrence of catastrophic events that could impact Synovus or TSYS or its major clients' operating facilities, communication systems and technology or that has a material negative impact on current economic conditions or levels of consumer spending; (xx) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection; (xxi) Synovus' inability to divest itself of assets in low growth markets and successfully redeploy the capital derived from divestitures; and (xxii) the success of Synovus at managing the risks involved in the foregoing.

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

                            ITEM 3 - QUANTITATIVE AND
                          QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK

Quantitative and qualitative disclosures about market risk were included in the 2001 annual report, which was incorporated by reference in Synovus' 2001 Form 10-K. There have been no significant changes in the contractual balances, weighted-average interest rates, or the estimated fair values of Synovus' financial instruments.

                           PART II - OTHER INFORMATION


                    ITEM 4 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    (11)  Statement re Computation of Per Share Earnings

(b) Report on Form 8-K

    The following report on Form 8-K was filed subsequent to the first quarter of 2002.


                  The report filed on April 15, 2002, included the following event:

                  On April 15, 2002, Synovus issued a press release with respect to its first quarter 2002 earnings.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SYNOVUS FINANCIAL CORP.


Date:  May 15, 2002                         BY: /s/ Thomas J. Prescott
                                               -----------------------
                                               Thomas J. Prescott
                                               Executive Vice President and
                                               Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit Number          Description

         11             Statement re Computation of Per Share Earnings