Form 10-Q
period 2002-06-30
SYNOVUS FINANCIAL CORP
filed 2002-08-14
CIK 18349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For the Quarterly Period Ended June 30, 2002
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

                      YES    X       NO


        At 296,443,509 shares of the Registrant's Common Stock,
        $1.00 par value, were outstanding.

                             SYNOVUS FINANCIAL CORP.

                                      INDEX

                                                                                               Page
Part I.           Financial Information                                                       Number
                                                                                              ------
     Item 1.      Financial Statements

                  Consolidated Balance Sheets (unaudited)
                  June 30, 2002 and December 31, 2001                                           3

                  Consolidated Statements of Income (unaudited)
                  Six and Three Months Ended June 30, 2002 and 2001                             4

                  Consolidated Statements of Cash Flows (unaudited)                             5
                  Six Months Ended June 30, 2002 and 2001

                  Notes to Consolidated Financial Statements (unaudited)                        6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          15

     Item 3.       Quantitative and Qualitative Disclosures About Market Risk                  29

Part II.          Other Information

     Item 4.      Submission of Matters to a Vote of Security Holders                          30

     Item 6.      (a)   Exhibits                                                               31

                  (b)   Reports on Form 8-K                                                    31

Signature Page                                                                                 32

Exhibit Index                                                                                  33


       (11)     Statement re Computation of Per Share Earnings
       (99.1)   Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       (99.2)   Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                         PART I. FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                            SYNOVUS FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                             June 30,         December 31,
(In thousands, except share and per share data)                                2002               2001
                                                                           ------------       -------------
ASSETS
Cash and due from banks                                                    $    592,323            648,179
Interest earning deposits with banks                                              4,268              3,884
Federal funds sold and securities purchased under resale agreement              108,645             23,673
Mortgage loans held for sale                                                    174,042            397,940
Investment securities available for sale                                      2,094,544          2,088,287

Loans, net of unearned income                                                13,201,121         12,417,917
Allowance for loan losses                                                      (180,321)          (170,769)
                                                                           ------------       -------------
      Loans, net                                                             13,020,800         12,247,148
                                                                           ------------       -------------
Premises and equipment, net                                                     598,515            572,618
Other assets                                                                    722,645            673,162
                                                                           ------------       -------------
      Total assets                                                         $ 17,315,782         16,654,891
                                                                           ============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Non-interest bearing                                                    $  2,067,367          1,984,523
   Interest bearing                                                          10,874,120         10,161,675
                                                                           ------------       -------------
      Total deposits                                                         12,941,487         12,146,198
Federal funds purchased and securities sold under repurchase agreements         979,089          1,345,822
Long-term debt                                                                1,165,563          1,052,943
Other liabilities                                                               306,430            316,344
                                                                           ------------       -------------
      Total liabilities                                                      15,392,569         14,861,307
                                                                           ------------       -------------
Minority interest in consolidated subsidiaries                                  109,014             98,638
Shareholders' equity:
   Common stock - $1.00 par value; Authorized  600,000,000 shares;
      issued 296,571,108 in 2002 and 294,849,028 in 2001; outstanding
      296,395,844 in 2002 and 294,673,764 in 2001                               296,571            294,849
   Surplus                                                                      197,819            171,257
   Treasury stock - 175,264 shares in 2002 and 2001                              (1,285)            (1,285)
   Unamortized restricted stock                                                    (191)               (82)
   Accumulated other comprehensive income                                        39,518             29,338
   Retained earnings                                                          1,281,767          1,200,869
                                                                           ------------       -------------
      Total shareholders' equity                                              1,814,199          1,694,946
                                                                           ------------       -------------
      Total liabilities and shareholders' equity                           $ 17,315,782         16,654,891
                                                                           ============       =============

See accompanying notes to consolidated financial statements.

                            SYNOVUS FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                            Six Months Ended           Three Months Ended
                                                                    June 30,                   June 30,
                                                        -----------------------       -------------------
(In thousands, except per share data)                        2002       2001            2002       2001
                                                        ----------- -----------       --------- ---------
Interest income:
   Loans, including fees                                $   449,218    508,764         225,749    252,043
   Investment securities:
      U.S. Treasury and U.S. Government agencies             29,380     36,845          14,439     17,611
      Mortgage-backed securities                             21,954     18,047          11,005      9,563
      State and municipal                                     5,740      5,735           2,850      2,901
      Other investments                                       2,227      1,723           1,387        835
   Mortgage loans held for sale                               7,445      6,437           2,842      3,770
   Federal funds sold and securities purchased
      under resale agreements                                   759      2,942             392      1,227
   Interest earning deposits with banks                          27        154              13         84
                                                        ----------- -----------       --------- ---------
      Total interest income                                 516,750    580,647         258,677    288,034
                                                        ----------- -----------       --------- ---------
Interest expense:
   Deposits                                                 130,781    228,088          64,687    108,967
   Federal funds purchased and securities sold
      under repurchase agreements                             9,936     24,890           4,433     11,653
   Long-term debt                                            28,075     27,368          14,216     13,526
                                                        ----------- -----------       --------- ---------
      Total interest expense                                168,792    280,346          83,336    134,146
                                                        ----------- -----------       --------- ---------
      Net interest income                                   347,958    300,301         175,341    153,888
Provision for losses on loans                                33,087     24,157          19,978     13,170
                                                        ----------- -----------       --------- ---------
      Net interest income after provision
         for losses on loans                                314,871    276,144         155,363    140,718
                                                        ----------- -----------       --------- ---------
Non-interest income:
   Electronic payment processing services                   330,535    308,640         170,469    159,299
   Service charges on deposit accounts                       45,231     41,205          23,059     21,168
   Fees for trust services                                   14,367     12,578           7,451      6,788
   Brokerage revenue                                          9,233      8,485           4,589      4,159
   Mortgage banking income                                   17,193     18,666           8,454     10,197
   Credit card fees                                          10,599      9,753           5,803      5,341
   Securities gains, net                                      1,889        846             960        428
   Other fee income                                           9,538      8,477           4,792      4,140
   Other operating income                                    41,483     45,969          22,183     20,080
                                                        ----------- -----------       --------- ---------
Non-interest income before reimbursable items
   and impairment loss on private equity investment         480,068    454,619         247,760    231,600
   Reimbursable items                                       117,022    122,122          60,032     59,560
   Impairment loss on private equity investment              (8,355)         -          (8,355)         -
                                                        ----------- -----------       --------- ---------
      Total non-interest income                             588,735    576,741         299,437    291,160
                                                        ----------- -----------       --------- ---------
Non-interest expense:
   Salaries and other personnel expense                     281,630    271,709         139,559    137,441
   Net occupancy and equipment expense                      119,506    117,815          58,437     60,541
   Other operating expenses                                 112,062     99,556          57,676     49,923
                                                        ----------- -----------       --------- ---------
Non-interest expense before reimbursable items              513,198    489,080         255,672    247,905
   Reimbursable items                                       117,022    122,122          60,032     59,560
                                                        ----------- -----------       --------- ---------
Total non-interest expense                                  630,220    611,202         315,704    307,465
                                                        ----------- -----------       --------- ---------

Minority interest in subsidiaries' net income                10,713      9,232           5,625      5,027

      Income before income taxes                            262,673    232,451         133,471    119,386
Income tax expense                                           94,026     84,951          47,576     43,771
                                                        ----------- -----------       --------- ---------
      Net income                                        $   168,647    147,500          85,895     75,615
                                                        =========== ===========       ========= =========
Net income per share :
   Basic                                                $      0.57       0.51            0.29       0.26
                                                        =========== ===========       ========= =========
   Diluted                                                     0.56       0.50            0.29       0.26
                                                        =========== ===========       ========= =========
Weighted average shares outstanding:
   Basic                                                    295,280    289,018         295,629    290,315
                                                        =========== ===========       ========= =========
   Diluted                                                  300,033    294,741         300,282    296,218
                                                        =========== ===========       ========= =========
Dividends declared per share                            $      0.30       0.26            0.15       0.13
                                                        =========== ===========       ========= =========

See accompanying notes to consolidated financial statements.

                            SYNOVUS FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                           -------------------------------
(In thousands)                                                                  2002               2001
                                                                           -----------        ------------

Operating Activities
   Net Income                                                             $    168,647            147,500
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for losses on loans                                          33,087             24,157
         Depreciation, amortization, and accretion, net                         45,432             42,806
         Deferred income tax expense                                             4,973              3,028
         Decrease in interest receivable                                         1,044              7,769
         Decrease in interest payable                                          (12,764)            (3,511)
         Minority interest in subsidiaries' net income                          10,713              9,232
         Decrease (increase) in mortgage loans held for sale                   223,898           (115,804)
         Other, net                                                              7,104            (32,621)
                                                                           -----------        ------------
                    Net cash provided by operating activities                  482,134             82,556
                                                                           -----------        ------------
Investing Activities
   Business acquisitions, net of cash acquired                                     323              8,330
   Net increase in interest earning deposits with banks                           (384)              (845)
   Net(increase) decrease in federal funds sold
      and securities purchased under resale agreements                         (84,972)           247,806
   Proceeds from maturities and principal collections of
      investment securities available for sale                                 311,007            539,664
   Proceeds from sales of investment securities available for sale              84,093            117,064
   Purchases of investment securities available for sale                      (386,682)          (578,872)
   Net increase in loans                                                      (806,739)          (725,599)
   Purchases of premises and equipment                                         (73,149)           (71,528)
   Proceeds from disposals of premises and equipment                             2,927              3,580
   Proceeds from sales of other real estate                                      8,093              6,416
   Additions to contract acquisition costs                                     (27,684)           (11,711)
   Additions to computer software                                              (34,005)           (29,784)
                                                                           -----------        ------------
                    Net cash used by investing activities                   (1,007,172)          (495,479)
                                                                           -----------        ------------

Financing Activities
   Net increase in demand and savings deposits                                 657,960            225,388
   Net  increase (decrease) in certificates of deposit                         137,329             (6,034)
   Net (decrease) increase in federal funds purchased
      and securities sold under repurchase agreements                         (366,733)           165,677
   Principal repayments on long-term debt                                         (280)            (3,083)
   Proceeds from issuance of long-term debt                                    112,900             66,512
   Dividends paid to shareholders                                              (80,856)           (67,890)
   Proceeds from issuance of common stock                                        8,862             16,518
                                                                           -----------        ------------
                    Net cash provided by financing activities                  469,182            397,088
                                                                           -----------        ------------

Decrease in cash and cash equivalents                                          (55,856)           (15,835)
Cash and cash equivalents at beginning of period                               648,179            558,054
                                                                           -----------        ------------
Cash and cash equivalents at end of period                                $    592,323            542,219
                                                                           ===========        ============

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

Note B - Supplemental Cash Flow Information
-------------------------------------------

For the six months ended June 30, 2002 and 2001, Synovus paid income taxes (net of refunds received) of $76.9 million and $87.2 million, respectively. For the six months ended June 30, 2002 and 2001, Synovus paid interest of $181.6 million and $283.9 million, respectively.

Noncash investing activities consisted of loans of approximately $10.4 million and $9.1 million, which were foreclosed and transferred to other real estate during the six months June 30, 2002 and 2001, respectively.

Note C - Other Comprehensive Income (Loss)
------------------------------------------

Other comprehensive income (loss) consists of net unrealized gains (losses) on securities available for sale, net unrealized gains (losses) on cash flow hedges, and foreign currency translation adjustments. Comprehensive income consists of net income plus the change in other comprehensive income (loss). Comprehensive income for the three months ended June 30, 2002 and 2001 was $107.6 million and $77.7 million, respectively. For the six months ended June 30, 2002 and 2001, comprehensive income was $178.8 million and $165.3 million, respectively.

Note D - Business Combinations
------------------------------

On May 31, 2002, Synovus acquired 100 percent of the outstanding common shares of GLOBALT, Inc. (GLOBALT). The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of GLOBALT's operations have been included in the consolidated financial statements beginning June 1, 2002. GLOBALT is a premier provider of investment advisory services based in Atlanta, Georgia, offering a full line of distinct large cap and mid cap growth equity strategies and products. GLOBALT's assets under management at June 30, 2002 were approximately $1.21 billion. GLOBALT now operates as a wholly-owned subsidiary of Synovus and as a part of Synovus Financial Management Services, the financial management unit of Synovus.

The aggregate purchase price was $20.0 million, consisting of 702,433 shares of Synovus common stock valued at $19.0 million, $0.9 million in cash, and $100 thousand in direct acquisition costs (which consist primarily of external legal and accounting fees). The value of the common shares issued was determined based on the average market price of Synovus' common stock over the 2-day period before and after the terms of the acquisition were agreed to and announced.

The terms of the merger agreement provide for additional consideration to the former GLOBALT shareholders. Such consideration will be based on a multiple of earnings before interest, taxes, and depreciation, as defined, for each of the three years ending December 31, 2004, 2005, and 2006.

Synovus is continuing the process of determining the purchase price allocation relating to the GLOBALT acquisition. The purchase price allocation has been preliminarily determined as follows:

   -------------------------------------------------------------------------------------------
                                                                           At May 31,
   (In thousands)                                                               2002
   -------------------------------------------------------------------------------------------
   Cash                                                               $                   323
   Accounts receivable                                                                    822
   Property, plant, and equipment                                                         303
   Intangible assets                                                                    4,422
   Goodwill                                                                            15,509
                                                                         ---------------------
                  Total assets acquired                                                21,379
                                                                         ---------------------
   Accounts payable                                                                     1,157
   Notes payable                                                                          200
   Deferred tax liability                                                                  17
                                                                         ---------------------
                   Total liabilities assumed                                            1,374
                                                                         ---------------------
                      Net assets acquired                             $                20,005
                                                                         =====================

Of the $19.9 million of acquired intangible assets, $15.5 million was allocated to goodwill will not be deductible for tax purposes. The identifiable intangible assets consist of customer contracts and employment/non-compete agreements. The customer contracts have an estimated fair value of $4.3 million, with a weighted-average useful life of 10 years. The employment/non-compete agreements have an estimated fair value of $91 thousand, and a weighted-average useful life of 4 years.

Note E - Operating Segments
---------------------------

Synovus has two reportable segments: Financial Services (formerly banking operations) and Transaction Processing Services. The Financial Services segment is predominately involved in commercial banking activities and also provides retail banking, trust, mortgage, insurance, leasing, and brokerage services. The Transaction Processing Services segment consists of operations at Total System Services, Inc. (TSYS) and ProCard. TSYS provides electronic payment processing services and other related services to card issuing institutions. TSYS Total Debt Management (TDM), acquired by TSYS from Synovus on January 1, 2002, provides recovery collections work, bankruptcy process management, legal account management, and skip tracing. ProCard provides software and Internet tools designed to assist organizations with the management of purchasing, travel, and fleet card programs. With the exception of the newly adopted accounting pronouncements discussed in Note H, the accounting policies of these segments are the same as those described in the summary of significant accounting policies in the 2001 annual report previously filed on Form 10-K. All inter-segment services provided are charged at the same rates as those charged to unaffiliated customers. Such services are included in the revenues and net income of the respective segments and are eliminated to arrive at consolidated totals.

Segment information as of and for the three and six months ended June 30, 2002 and 2001 is presented in the following tables:

Three months ended June 30, 2002 and 2001


-------------------------------------------------------------------------------------------------------------------------
                                                                       Transaction
                                                        Financial      Processing
               (In thousands)                           Services      Services (a)      Eliminations      Consolidated
-------------------------------------------------------------------------------------------------------------------------

Total revenues before reimbursable             2002     $238,996         187,739       (3,634)    (c)      $423,101
Items and impairment loss on private equity
investment                                     2001      213,735         175,051       (3,297)    (c)       385,489
-------------------------------------------------------------------------------------------------------------------------
Reimbursable items                             2002         -             60,032            -                60,032
                                               2001         -             59,560            -                59,560
-------------------------------------------------------------------------------------------------------------------------
Impairment loss on private                     2002       (8,355)           -               -               (8,355)
Equity investment                              2001         -               -               -                    -
-------------------------------------------------------------------------------------------------------------------------
Total revenue (b)                              2002      230,641         247,771       (3,634)    (c)       474,778
                                               2001      213,735         234,611       (3,297)    (c)       445,049
-------------------------------------------------------------------------------------------------------------------------
Income before taxes                            2002       94,915          44,180       (5,624)    (d)       133,471
                                               2001       83,343          41,070       (5,027)    (d)       119,386
-------------------------------------------------------------------------------------------------------------------------
Income tax expense                             2002       33,422          14,154            -                47,576
                                               2001       29,358          14,413            -                43,771
-------------------------------------------------------------------------------------------------------------------------
Net income                                     2002       61,493          30,026       (5,624)    (d)        85,895
                                               2001       53,984          26,658       (5,027)    (d)        75,615
-------------------------------------------------------------------------------------------------------------------------
Total assets                                   2002   16,671,054         714,947      (70,219)    (e)    17,315,782
                                               2001   15,092,127         606,176      (47,035)    (e)    15,651,268
-------------------------------------------------------------------------------------------------------------------------

Six months ended June 30, 2002 and 2001

-------------------------------------------------------------------------------------------------------------------------
                                                                       Transaction
                                                        Financial      Processing
               (In thousands)                           Services      Services (a)      Eliminations      Consolidated
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

Total revenues before reimbursable             2002     $470,803         363,509       (6,286)    (c)      $828,026
items and impairment loss on private equity
investment                                     2001      420,728         341,009        6,817)    (c)       754,920
-------------------------------------------------------------------------------------------------------------------------
Reimbursable items                             2002         -            117,022            -               117,022
                                               2001         -            122,122            -               122,122
-------------------------------------------------------------------------------------------------------------------------
Impairment loss on private                     2002       (8,355)           -               -                (8,355)
equity investment                              2001         -               -               -                  -
-------------------------------------------------------------------------------------------------------------------------
Total revenue (b)                              2002      462,448         480,531       (6,286)    (c)       936,693
                                               2001      420,728         463,131       (6,817)    (c)       877,042
-------------------------------------------------------------------------------------------------------------------------
Income before taxes                            2002      188,703          84,682      (10,712)    (d)       262,673
                                               2001      165,762          75,921       (9,232)    (d)       232,451
-------------------------------------------------------------------------------------------------------------------------
Income tax expense                             2002       66,615          27,411            -                94,026
                                               2001       58,521          26,430            -                84,951
-------------------------------------------------------------------------------------------------------------------------
Net income                                     2002      122,088          57,271      (10,712)    (d)       168,647
                                               2001      107,241          49,491       (9,232)    (d)       147,500
-------------------------------------------------------------------------------------------------------------------------
Total assets                                   2002    16,671,054        714,947      (70,219)    (e)     17,315,782
                                               2001    15,092,127        606,176      (47,035)    (e)     15,651,268
-------------------------------------------------------------------------------------------------------------------------
(a)      Includes equity in income of joint ventures which is included in other operating income.
(b)      Consists of net interest income and non-interest income.
(c)      Principally, electronic payment processing service revenues provided to the Financial Services segment.
(d)      Minority interest in TSYS and GP Network Corporation (a TSYS subsidiary).
(e)      Primarily TSYS' cash deposits with the Financial Services segment.


Segment information for the changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                                  Transaction
                                                             Financial             Processing
(In thousands)                                               Services               Services              Total
------------------------------------------------------------------------------------------------------------------

Balance as of January 1, 2002                                         23,363                 3,608         26,971
Goodwill acquired                                                          -                     -              -
Impairment losses                                                          -                     -              -
Other (*)                                                                  -                   (1)            (1)
                                                       ---------------------- --------------------- --------------
Balance as of March 31, 2002                                          23,363                 3,607         26,970
Goodwill acquired                                                     15,509                     -         15,509
Impairment losses                                                          -                     -              -
Other (*)                                                                  -                    12             12
                                                       ---------------------- --------------------- --------------
Balance as of June 30, 2002                                           38,872                 3,619         42,491
                                                       ====================== ===================== ==============

(*) Consists of foreign currency translation adjustments for GP Network Corporation.

Other intangible assets (excluding goodwill) as of June30, 2002 and 2001 are held by Financial Services, and are presented in the table below.

---------------------------------------------------------------------------------------------------------------------
Other Intangible Assets
(In thousands)                                                                   June 30, 2002          June 30, 2001
--------------                                                                   -------------          -------------
Purchased Trust Revenues                                                                $4,210                  4,048
Acquired Customer Contracts                                                              4,295                      -
Employment Contracts / Non-competition Agreements                                           89                      -
Core Deposit Premiums                                                                    3,148                  4,334
                                                                                         -----                  -----
Total Carrying Value                                                                   $11,742                  8,382
                                                                                       =======                  =====
---------------------------------------------------------------------------------------------------------------------


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

Currently, a lawsuit seeking class action treatment is pending against one of the Alabama banking subsidiaries that involves the receipt of commissions by that subsidiary in connection with the sale of credit life insurance to its consumer credit customers and the charging of an interest surcharge and a processing fee in connection with consumer loans made by that subsidiary. This lawsuit seeks unspecified damages, including punitive damages. Synovus intends to vigorously contest this lawsuit and all other litigation to which Synovus and its subsidiaries are parties. Based upon information presently available, and light of legal, equitable, and factual defenses available to Synovus and its subsidiaries, contingent liabilities arising from the threatened and pending litigation are not considered material. It should be noted, however, that large punitive damage awards, bearing little relation to the actual damages sustained by plaintiffs, have been awarded in Alabama. Two lawsuits seeking class action treatment that were previously pending against the same Alabama banking subsidiary that involved: (1) payment of service fees or interest rebates to automobile dealers in connection with the assignment of automobile credit sales contracts to that subsidiary; and (2) the forced placement of insurance to protect that subsidiary's interest in collateral for which consumer credit customers have failed to obtain or maintain insurance were dismissed on the motion of the plaintiffs on August 6, 2002.

Note G - Derivative Instruments
-------------------------------

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

Synovus is potentially exposed to cash flow risk due to its holding of loans whose interest payments are based on floating rate indices. Synovus monitors changes in these exposures and their impact on its risk management activities. These agreements, whose original terms are for up to five years, entitle Synovus to receive fixed-rate interest payments and pay floating-rate interest payments. The maturity date of the last agreement is June 1, 2004. These agreements allow Synovus to offset the variability of floating rate loan interest with the variable interest payments due on the interest rate swaps.

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

Note H - Recent Accounting Pronouncements
-----------------------------------------

As a result of the Financial Accounting Standards Board's (FASB's) Emerging Issues Task Force Issue No. 01-14 (EITF 01-14), formerly known as Staff Announcement Topic D-103, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred," reimbursements received by TSYS for out-of-pocket expenses have been included in revenue. Historically, Synovus has not reflected such reimbursements in its consolidated statements of income. The largest reimbursable items for which TSYS is reimbursed by clients are postage and express courier charges.

EITF 01-14 was adopted as of January 1, 2002. Upon application of EITF 01-14, comparative financial statements for prior periods have been restated to provide consistent presentation.

In July 2001, the FASB issued Statement No. 141 (SFAS No. 141), "Business Combinations" and Statement No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

Synovus adopted the provisions of SFAS No. 141 effective July 1, 2001, and adopted the provisions of SFAS No. 142 effective January 1, 2002.

SFAS No. 141 required upon the adoption of SFAS No. 142 that Synovus evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, Synovus was required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset was identified as having an indefinite useful life, Synovus was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Any impairment would have been measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

As of June 30, 2002, Synovus has determined the fair value of each reporting unit and compared it to the reporting unit's carrying amount, including goodwill allocated to the reporting unit. Based on this analysis, Synovus has determined there are no goodwill impairment losses to be recognized as the cumulative effect of a change in accounting principle, since fair values of each reporting unit exceeded the reporting unit's carrying value.

The table below illustrates net income excluding goodwill amortization, net of tax, for the six and three months ended June 30, 2001.

-----------------------------------------------------------------------------------------------------------------------
Net Income Excluding Goodwill Amortization Expense                               Six Months Ended    Three Months Ended
(in thousands)                                                                     June 30, 2001        June 30, 2001
-----------------------------------------------------------------------------------------------------------------------
Net Income, as reported                                                      $              147,500            75,615
                                                                                ==================== =================

Deductible goodwill amortization expense                                                        313               157
Non-deductible goodwill amortization expense                                                  1,147               576
                                                                                -------------------- -----------------
Total goodwill amortization expense                                                           1,460               733
Tax benefit - goodwill amortization expense                          (*)                        122                61
                                                                                -------------------- -----------------
Total goodwill amortization expense, net of tax                                               1,338               672
                                                                                -------------------- -----------------
Net Income excluding goodwill amortization expense, net of tax               $
                                                                                            148,838            76,287
                                                                                ==================== =================
(*) Using marginal tax rate of 38.9%
---------------------------------------------------------------------------------------------------------------------


In June 2001, the FASB issued Statement No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain lease obligations.

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

SFAS No. 144 was effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions are to be applied prospectively. Synovus adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 was not material to Synovus' financial condition or results of operations.

In April 2002, the FASB issued Statement No. 145 (SFAS No. 145), "Recission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 requires that in certain circumstances previous items classified as extraordinary that do not meet the criteria in Opinion 30 must be reclassified. The Statement is effective for fiscal years beginning after May 15, 2002. Management does not expect the adoption of SFAS No. 145 to have a material effect on Synovus' financial condition or results of operations.

In July 2002, the FASB issued Statement No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 (EITF No. 94-3), "Liability Recognition for Certain employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The Statement is effective prospectively for exit or disposal activities initiated after December

31, 2002. Management does not anticipate that SFAS No. 146 will have a material impact on Synovus' financial condtion or results of operations.

Note I - Subsequent Event
-------------------------

On July 31, 2002, Synovus completed the acquisition of Community Financial Group, Inc. (Community Financial). Community Financial is a $500 million asset bank holding company and the parent company of The Bank of Nashville, headquartered in Nashville, Tennessee. Synovus issued 3,065,385 shares of its common stock for all the issued and outstanding shares of Community Financial. Synovus is in the process of determining the purchase price allocation relating to this acquisition. The process is expected to be completed by September 30, 2002.

Note J - Other
--------------

Certain amounts in 2001 have been reclassified to conform to the presentation adopted in 2002.

                        ITEM 2 - MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Summary

Net income for the six months ended June 30, 2002 was $168.6 million, up 14.3% from the same period a year ago. Diluted net income per share for the first six months of 2002 was $0.56, an increase of 12.3% over $0.50 per share for the same period in 2001. Return on average assets was 2.04% and return on average equity was 19.46% for the six months ended June 30, 2002. This compares to a return on average assets of 1.98% and a return on average equity of 20.02% for the first six months of 2001.

Net income for the three months ended June 30, 2002 was $85.9 million, up 13.6% from the same period a year ago. Diluted net income per share was $0.29 for the second quarter, up 12.0% over $0.26 for the same period in 2001. Return on average assets was 2.05% and return on average equity was 19.40% for the three months ended June 30, 2002. This compares to a return on average assets of 2.00% and a return on average equity of 19.96% for the second quarter of 2001.

Major contributors to the growth in net income were 14% loan growth over last year, coupled with continued strong credit quality and a net interest margin of 4.71%, up from 4.61% last year. Additionally, TSYS increased net income by 13% over last year.

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

Certain economic and interest rate factors could have a material impact on the determination of the allowance for loan losses. The depth, duration, and dispersion of any economic recession all have an impact on the credit risk profile of the loan portfolio. Additionally, a rapidly rising interest rate environment which may cause rates to reach double digits could as well have a material impact on certain borrowers' ability to pay.

Our current assumptions are that modest economic growth will occur during the second half of 2002. With respect to the interest rate environment, Synovus currently anticipates that interest rates will be stable during the last half of 2002.

In the event of another economic down turn, in which there is a wide dispersion in all sectors of our economy, and/or significant rise in interest rates creating higher borrowing costs and tightening corporate profits, Synovus' credit costs could increase significantly.

Another factor that we have considered in the determination of the allowance for loan losses is loan concentrations to individual borrowers or industries. At June 30, 2002, Synovus had 27 individual credit relationships that exceeded $25 million with none exceeding $156 million.

A significant portion of the loan portfolio is in the commercial real estate sector. However, these loans are diversified by geography, industry, and loan type.

Synovus is closely monitoring its loan portfolio under the current environment. We have not identified any systemic problem segments within our portfolio.

         Contract Acquisition Costs:

TSYS capitalizes contract acquisition costs related to signing or renewing long-term contracts. These costs, primarily consisting of cash payments for rights to provide processing services and internal conversion and software development costs, are amortized using the straight-line method over the contract term beginning when the client's cardholder accounts are converted to the system and generating revenues. All costs incurred prior to contract execution are expensed as incurred.

The amortization of contract acquisition costs associated with cash payments is recorded net of revenues in TSYS consolidated statements of income. The amortization of contract acquisition costs associated with conversion activity is recorded as other operating expenses in TSYS' consolidated statements of income. TSYS evaluates the carrying value of contract acquisition costs for impairment for each client on the basis of whether these costs are fully recoverable from expected undiscounted net operating cash flows of the related contract. The determination of expected undiscounted net operating cash flows requires management to make estimates.

These costs may become impaired with the loss of a contract, the financial decline of a client, termination of conversion efforts after a contract is signed, diminished prospects for current clients, or if TSYS' estimates of future cash flows differ from actual results. Capitalized contract acquisition costs are classified in other assets.

         Software Development Costs:

TSYS develops software that is used in providing electronic payment processing and other services to clients. Software development costs are capitalized once technological feasibility of the software product has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when TSYS has completed all planning, designing, coding, and testing activities that are necessary to determine that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the product is available to clients for general use. TSYS evaluates the unamortized capitalized costs of software development as compared to the net realizable value of the software product which is determined by projected future net cash flows. The amount by which the unamortized software development costs exceed the net realizable value is written off. Software development costs are amortized using the greater of (1) the straight-line method over its estimated useful life (which ranges from 3-10 years) or (2) the ratio of current revenues to total anticipated revenue over its useful life.

Software development costs may become impaired in situations where development efforts are abandoned due to the viability of the planned project becoming doubtful or due to technological obsolescence of the planned software product.

Business Combinations

Refer to notes D and I of the Notes to Consolidated Financial Statements for a discussion of business combinations.

Balance Sheet

During the first six months of 2002, total assets increased $660.9 million. Loans increased by $783.2 million, or 12.7 % annualized. Federal funds sold increased by $85.0 million, while mortgage loans held for sale decreased by $223.9 million. Providing the necessary funding for the balance sheet growth during the first six months of 2002, the deposit base grew $795.3 million, long-term debt consisting primarily of Federal Home Loan Bank (FHLB) advances increased $112.6 million, and shareholders' equity increased $119.3 million. These increases were partially offset by a $366.7 million decrease in Federal funds purchased.

Loans

Since year-end 2001, loans have increased by $783.2 million, or 12.7% annualized. Compared to a year ago, loans grew by 13.8%. Since year-end, 20 of our 38 banks have reported annualized double-digit loan growth. Compared to a year ago, 24 of our banks had double-digit growth. The majority of our loan growth continues to be in the commercial real estate sector. A strong real estate sector in some of our larger markets as well as the coastal regions of Georgia and Florida contributed to the growth in this sector. These loans are diversified by geography, industry, and loan type.

The following table shows the composition of the loan portfolio at June 30, 2002 and December 31, 2001.

-------------------------------------------------------------------------------------------------------------
Loans by Type                                    June 30, 2002                      December 31, 2001
(In thousands)                                  Amount              %*               Amount               %*
-------------------------------------------------------------------------------------------------------------
Commercial:
   Commercial, financial
      and agricultural                       $ 4,305,774           32.6             4,004,042            32.2
   Real estate - construction                  2,856,962           21.6             2,665,877            21.4
   Real estate - mortgage                      3,380,949           25.6             3,138,748            25.3
                                              ----------           ----             ---------            ----
   Total commercial                           10,543,685           79.7             9,808,667            78.9
                                              ----------           ----             ---------            ----

Retail:
   Real estate - mortgage                      1,635,388           12.4             1,553,154            12.4
   Consumer loans -
      credit card                                222,996            1.7               234,651             1.9
   Consumer loans - other                        822,685            6.2               843,169             6.8
                                               ----------          ----             ---------            ----
    Total retail                               2,681,069           20.3             2,630,974            21.1
                                                                   ----                                  ----
   Total loans                                13,224,754          100.0            12,439,641           100.0
                                                                 ======                                 =====
Unearned income                                  (23,633)                             (21,724)
                                              ----------                           ----------
Total loans, net of
   unearned income                           $13,201,121                          12,417,917
                                             ===========                          ===========
*Loan balance in each category, expressed as a percentage of total loans.
---------------------------------------------------------------------------------------------------------------------

Asset Quality

While charge-offs for the first six months of 2002 have been higher than historical levels, asset quality has remained strong during 2002. The net charge off ratio for the first six months of 2002 was .37% compared to .30% for the year ended December 31, 2001. The nonperforming assets ratio is 0.57% at June 30, 2002, compared to 0.54% at year-end 2001. The increase in nonperforming loans was due primarily to a large real estate credit added to non-accrual status during the second quarter of 2002. This increase was partially offset by the charge-off of a large commercial credit in the trucking and transportation industry. Other real estate increased by $5.7 million, which included the foreclosure on a $2 million residential development loan.

Loans 90 days past due and still accruing at June 30, 2002 were $34.5 million, or 0.26% of total loans, up from $27.1 million, or 0.22% of total loans at December 31, 2001. Past due levels are lower than a year ago, when loans past due over 90 days were .34% of total loans. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments on the loans. Management further believes the resolution of these delinquencies will not cause a material increase in nonperforming assets.

The allowance for loan losses is $180.3 million, or 1.37% of net loans, at June 30, 2002 compared to $170.8 million, or 1.38% of net loans, at December 31, 2001. For the six months ended June 30, 2002, the provision for losses on loans was $33.1 million compared to $24.2 million for the six months ended June 30, 2001. For the three months ended June 30, 2002 the provision for loan losses was $20.0 million compared to $13.2 million for the same period a year ago. The higher provision expense is primarily due to higher charge-offs (including a $5 million charge-off related to the previously mentioned credit in the trucking and transportation industry) as well as robust loan growth. The provision to net charge-offs coverage for the three and six months ended June 30, 2002 was 1.38 times and 1.41 times, respectively.

----------------------------------------------------------------------------------------------------------------------
                                                                              June 30,                December 31,
(In thousands)                                                                  2002                      2001
--------------                                                          -------------------       -------------------

Nonperforming loans                                                 $                53,679                    51,585
Other real estate                                                                    21,615                    15,867
                                                                         -------------------       -------------------
Nonperforming assets                                                $                75,294                    67,452
                                                                         ===================       ===================

Loans 90 days past due and still accruing                           $                34,542                    27,134
                                                                         ===================       ===================

Allowance for loan losses                                           $               180,321                   170,769
                                                                         ===================       ===================
Allowance for loan losses as a % of loans                                              1.37 %                    1.38
                                                                         ===================       ===================
As a % of loans and other real estate:
    Nonperforming loans                                                                0.41 %                    0.41
    Other real estate                                                                  0.16                      0.13
                                                                         -------------------       -------------------
    Nonperforming assets                                                               0.57 %                    0.54
                                                                         ===================       ===================
Allowance to nonperforming loans                                                     335.92 %                  331.04
-----------------------------------------------------------------------------------------------------------------------

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

Capital Resources and Liquidity

Synovus has always placed great emphasis on maintaining a strong capital base and continues to exceed regulatory capital requirements. Additionally, based on internal calculations and previous regulatory exams, each of the subsidiary banks is currently in compliance with regulatory capital guidelines. Total risk-based capital was $2.015 billion at June 30, 2002, compared to $1.905 billion at December 31, 2001. The ratio of total risk-based capital to risk-weighted assets was 12.82% at June 30, 2002 compared to 12.95% at December 31, 2001. The leverage ratio at the end of the second quarter of 2002 was 10.94% compared to 10.86% at the end of 2001. The equity-to-assets ratio was 10.48% at June 30, 2002 compared to 10.17% at year-end 2001. The equity-to-assets ratio, exclusive of net unrealized gains (losses) on investment securities available for sale, was 10.25% at June 30, 2002, compared to 9.98% at year-end 2001.

Synovus' liquidity position and sources of funds have not changed significantly since December 31, 2001. The liquidity ratio was 23.47% at June 30, 2002, compared to 27.16% at December 31, 2001. Additionally, the maturity mix of investment securities and loans has not changed significantly during the first six months of 2002.

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

The consolidated statements of cash flows detail cash flows from operating, investing, and financing activities. Operating activities provided net cash of $482.1 million during the first six months of 2002, while $1.007 billion was used by investing activities. Financing activities provided $469.1 million of this amount, resulting in a decrease in cash and cash equivalents of $55.9 million.

In 1997, TSYS entered into an operating lease agreement with a special purpose entity (SPE) for the TSYS corporate campus. The business purpose of the SPE was to provide a means of financing TSYS' corporate campus. The assets and liabilities of the SPE consist solely of the cost of the building and the loans from a consortium of banks. The cost of the building and the outstanding principal balance of the debt included on the financial statements of the SPE both approximate $93.5 million. The lease, which is guaranteed by Synovus, provides for substantial residual value guarantees. The amount of TSYS' residual value guarantee relative to the assets under this lease is approximately $81.4 million. In accordance with current accounting principles, no asset or obligation is recorded on Synovus' consolidated balance sheets.

The terms of this lease financing arrangement require, among other things, that TSYS maintain certain minimum financial ratios and provide certain information to the lessor. TSYS is also subject to interest rate risk associated with the lease on its campus facilities because of the short-term variable rate nature of the SPE's debt. The payments under the operating lease arrangement, which can be locked in for six month intervals, are tied to the London Interbank Offered Rate (LIBOR) plus a margin of 45 basis points for the secured portion and a margin of 135 basis points for the unsecured portion. In the event that LIBOR rates increase, operating expenses could increase proportionately.

The campus lease expires November 2002. TSYS has the option to either renew the lease subject to prevailing market rates or purchase the property at its original cost. TSYS is currently evaluating which option to pursue.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the first six months of 2002 were $16.7 billion, up 11.2% over the first six months of 2001. Average earning assets were up 11.9% in the first six months of 2002 over the same period last year and represented 90.4% of average total assets. When compared to the same period last year, average deposits increased $1.1 billion, average Federal funds purchased and securities sold under repurchase agreements increased $141.8 million, average long-term debt consisting primarily of FHLB advances and two senior notes increased $233.9 million, and average shareholders' equity increased $262.3 million. This growth provided the funding for the $1.6 billion growth in average net loans and a $45.7 million growth in average mortgage loans held for sale.

Net interest income was $348.0 million for the six months ended June 30, 2002, up $47.7 million, or 15.9% over the $300.3 million reported for the six months ended June 30, 2001. Net interest income, on a tax-equivalent basis, for the first six months of 2002 increased $47.7 million, or 15.7%, over the same period in 2001.

The year-to-date 2002 net interest margin was 4.74%, up sixteen basis points from the prior year-to-date. This increase resulted from a 180 basis point decrease in the yield on earning assets which was offset by a 196 basis point decrease in the effective cost of funds. The decreased yield on earning assets was primarily due to lower yields on loans. This was largely due to a 323 basis point decrease in the average Prime rate as compared to the prior year-to-date. The decreased effective cost of funds was due to lower average rates paid on interest-bearing funding.

Net interest income was $175.3 million for the second quarter of 2002, up $21.5 million, or 13.9% over the $153.9 million reported for the second quarter of 2001. Net interest income, on a tax-equivalent basis, for the second quarter of 2002 increased $21.4 million, or 13.7%, over the second quarter in 2001.

The second quarter 2002 net interest margin was 4.71%, up ten basis points from the same period last year. This increase resulted from a one hundred sixty-seven basis point decrease in the yield on earning assets which was offset by a 176 basis point decrease in the effective cost of funds. The decreased yield on earning assets was primarily due to lower yields on loans. This was largely due to a 259 basis point decrease in the average Prime rate as compared to the second quarter of 2001. The decreased effective cost of funds was due to lower average rates paid on interest-bearing funding. On a sequential quarter basis, the net interest margin was down 6 basis points while net interest income was up $2.7 million. The moderate decrease in the margin was primarily due to the composition of loan growth this year. Loan growth has been strongly concentrated in Prime-based floating rate commercial and home equity loans. Due to the current shape of the yield curve, these loans currently have lower yields than our existing loan portfolio. Should the Prime rate increase from its current historically low level, the yield on these loans will increase which would have a beneficial impact on our interest income.

Assuming that the Prime rate remains unchanged for the remainder of the year, Synovus expects that its net interest margin will remain in the 4.70% range. However, a decrease in the Prime rate from current levels would result in a lower interest rate margin and moderately lower than expected net interest income.

The tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the table below. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

---------------------------------------------------------------------------------------------------------------------------
                                                            Six Months Ended                     Three Months Ended
                                                                  June 30,                              June 30,
                                                     -------------------------------      ---------------------------------
(In thousands)                                              2002            2001              2002                 2001
--------------                                       ---------------     -----------      --------------        -----------
Interest income                                   $         516,750         580,647             258,677            288,034
Taxable-equivalent adjustment                                 3,542           3,525               1,771              1,833
                                                     ---------------     -----------      --------------        -----------
Interest income, taxable-equivalent                         520,292         584,172             260,448            289,867
Interest expense                                            168,792         280,346              83,336            134,146
                                                     ---------------     -----------      --------------        -----------
Net interest income, taxable-equivalent           $         351,500         303,826             177,112            155,721
                                                            =======         =======             =======            =======
---------------------------------------------------------------------------------------------------------------------------

Non-Interest Income

Total non-interest income during the first six months of 2002 increased $12.0 million, or 2.1%, over the same period in 2001. Total non-interest income excluding reimbursable items and an impairment loss on a private equity investment during the first six months of 2002 increased $25.4 million, or 5.6%, over the same period in 2001.

For the year-to-date, Financial Services' reported non-interest income was down 5.2% as compared to the same period a year ago. Non-interest income for the six months ended June 30, 2001 included a $10 million pre-tax gain from the sale of our ownership in the Star System ATM network. Excluding this gain as well as the $8.4 million impairment loss on a private equity investment, non-interest income is up 10.7% over the prior year. Service charges on deposits, the single largest component of Financial Services non-interest income, are up 9.8% over the prior year. Financial Management Services and insurance revenues increased 16.3% over the same period last year. Additionally, mortgage revenues were down 7.9% compared to the same period a year ago after increasing by over 90% in 2001. The decrease in mortgage revenues was primarily driven by market conditions, with mortgage production for the six months ended June 30, 2002 being $427 million, down 30% from $614 million for the same period in 2001.

For the three months ended June 30, 2002, Financial Services' reported non-interest income was down 7.1% as compared to the second quarter last year. Excluding the $8.4 million impairment loss, non-interest income is up 6.7% over the prior year. Mortgage revenues were down 17.1% compared to the second quarter of 2001, after increasing by 83% in 2001. The decrease in mortgage revenues was primarily driven by market conditions. Financial Management Services and insurance revenues increased 13.9% over the second quarter last year, while service charges on deposits increased 8.9%.

Financial Services' fee income as a percentage of total revenues - excluding securities gains and losses as well as the impairment loss - was 26.02% for the first six months of 2002, and 26.68% for the second quarter of 2002.

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

TSYS' revenues from electronic payment processing services increased $9.2 million, or 6.5%, and $19.0 million, or 7.0%, for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001. TSYS revenues for the second quarter 2001 also included a one-time nonrecurring deconversion penalty of $7.5 million from two departing clients. Excluding the nonrecurring fee received in 2001, revenues from recurring operations before reimbursable items would have increased 15.1% for the second quarter of 2002 compared to the same period in 2001. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards, as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow.

Average cardholder accounts on file for the three months ended June 30, 2002 were 229.1 million, an increase of approximately 15.0% over the average of 199.2 million for the same period in 2001. Average cardholder accounts on file for the six months ended June 30, 2002 were 226.7 million, an increase of approximately 14.1% over the average of 198.8 million for the same period in 2001. Cardholder accounts on file at June 30, 2002 were 226.7 million, a 12.2% increase compared to the 202.1 million accounts on file at June 30, 2001. The change in cardholder accounts on file from June 2001 to June 2002 included the deconversion and purging of 14.6 million accounts, the addition of approximately 22.3 million accounts attributable to the internal growth of existing clients, and approximately 16.9 million accounts for new clients.

TSYS expects to continue expanding its market share in the consumer, retail and commercial card arenas. TSYS' future growth in consumer cards is dependent upon new clients, international expansion and continued internal growth of clients' portfolios.

A significant amount of TSYS' revenues is derived from long-term contracts with large clients, including certain major clients. For the three months ended June 30, 2002, TSYS had two major clients. The two major clients for the quarter ended June 30, 2002 accounted for approximately 34.4%, or $81.6 million, of TSYS' total revenues. For the three months ended June 30, 2001, TSYS had two major clients that accounted for 37.3%, or $82.4 million, of TSYS' total revenues. The two major clients for the six months ended June 30, 2002 accounted for approximately 34.4%, or $158.8 million, of TSYS' revenues. For the six months ended June 30, 2001, TSYS had two major clients that accounted for 37.3%, or $162.7 million, of its revenues. The loss of one of TSYS' major clients, or other significant clients, could have a material adverse effect on TSYS' financial condition and results of operations.

In October 2001, TSYS announced it had signed a 10-year extension to its long-term credit card processing agreement with one of its major clients, Providian Financial Corporation (Providian), which included a cash payment for processing rights of $12.7 million. In late 2001 and in 2002, Providian made several announcements regarding concerns about its financial status, related changes in management and the sale of a portion of its portfolio. As a result of these announcements, TSYS management is actively monitoring Providian's financial status through frequent interaction with Providian's senior management.

In April 2002, TSYS announced that it had entered into a five-year agreement with Accenture valued in excess of $120 million to provide processing services for the U.S. Department of Education. TSYS began processing all new originations for the Department of Education on April 26, 2002. The agreement also involves converting all existing student records to TSYS' new stand-alone platform during several phases. The conversion phases are scheduled to begin and to be completed during the first half of 2003 and TSYS estimates it should have a total of 10 million records at that point. Revenues generated from Accenture in 2002 related to processing student loans will not be material.

On August 6, 2002, TSYS announced the signing of a 10-year outsourcing agreement with Canadian Imperial Bank of Commerce (CIBC) to process more than 5 million Visa accounts. The portfolio will be converted in early 2003 to TS2. In a separate agreement, TSYS announced in January 2002 that it would process the new "entourage" line of American Express products for CIBC, including Canada's first nationwide chip card. TSYS has supported other CIBC card products since 1994.

Non-Interest Expense

Total non-interest expense for the six months ended June 30, 2002 increased $19.0 million, or 3.1%, over the same period in 2001. Total non-interest expense excluding reimbursable items for the six months ended June 30, 2002 increased $24.1 million, or 4.9%. Management analyzes non-interest expense in two separate components: Financial Services and Transaction Processing Services. The following tables summarize this data for the six and three months ended June 30, 2002 and 2001.


                                                          Six Months Ended                  Six Months Ended
                                                          June 30, 2002(*)                  June 30, 2001(*)
                                                   -------------------------------  ---------------------------------
                                                                    Transaction                       Transaction
                                                    Financial        Processing       Financial        Processing
(In thousands)                                       Services         Services         Services         Services
--------------                                     -------------   ---------------   -------------  -----------------
Salaries and other personnel expenses            $      137,494           144,406         136,004            135,922
Net occupancy and equipment expense                      33,555            85,950          31,357             86,472
Other operating expenses
  before reimbursable items                              69,609            48,471          63,447             42,695
Reimbursable items                                        --              117,022           --               122,122
                                                   -------------   ---------------   -------------  -----------------
Other operating expenses                                 69,609           165,493          63,447            164,817
                                                   -------------   ---------------   -------------  -----------------
Total non-interest expense                       $      240,658           395,849         230,808            387,211
                                                        =======           =======         =======            =======

                                                         Three Months Ended                Three Months Ended
                                                          June 30, 2002(*)                  June 30, 2001(*)
                                                   -------------------------------  ---------------------------------
                                                                    Transaction                       Transaction
                                                    Financial        Processing       Financial       Processing
(In thousands)                                       Services         Services         Services        Services
--------------                                     -------------   ---------------   -------------  -----------------
Salaries and other personnel expenses            $       65,350            74,350          68,946            68,605
Net occupancy and equipment expense                      16,717            41,720          15,891            44,657
Other operating expenses
  before reimbursable items                              33,682            27,490          32,384            20,721
Reimbursable items                                        --               60,032           --               59,560
                                                   -------------   ---------------   -------------  ----------------
Other operating expenses                                 33,682            87,522          32,384            80,281
                                                   -------------   ---------------   -------------  ----------------
Total non-interest expense                       $      115,749           203,592         117,221           193,543
                                                   =============   ===============   =============  ================

(*) The added totals are greater than the consolidated totals due to inter-segment balances which are eliminated in consolidation.

Financial Services' non-interest expense increased $9.9 million, or 4.3%, for the six months ended June 30, 2002, compared to the same period in 2001. For the three months ended June 30, 2002 non-interest expense decreased $1.5 million or 1.3% compared to the same period in 2001. The number of full-time equivalent employees at June 30, 2002 was 5,572, compared to 5,398 a year ago.

The second quarter 2002 results reflect a reduction in incentive compensation expense. The incentive compensation awards are determined based upon the achievement of internal financial performance targets. Through the six months ended June 30, 2002 the financial performance for the Financial Services segment was below the targets set forth for incentive pay purposes. Accordingly, the incentive compensation expense for the second quarter of 2002 was approximately $7 million lower than the incentive compensation expense levels for the same period a year ago.

Approximately 98% of total Transaction Processing Services' non-interest expense relates to TSYS, with the remainder related to ProCard. The following paragraphs provide an analysis of the non-interest expense components at TSYS. Non-interest expense related to TSYS increased 7.5% and 4.3% for the three and six months ended June 30, 2002, respectively, compared to the same period in 2001. Employment expenses increased $8.4 million, or 13.4%, for the three months ended June 30, 2002, compared to the same period in 2001. Employment expenses increased $12.9 million, or 10.4%, for the six months ended June 30, 2002, compared to the same period in 2001. The addition of employees associated with the acquisition of TDM increased employment expenses $2.9 million and $6.3 million for the three and six months ended June 30, 2002. The remaining change in employment expenses is associated with the growth in the number of employees, normal salary increases, and related benefits. The average number of employees in the second quarter of 2002 increased to 5,179, a 7.4% increase over 4,821 in the same period of 2001. The average number of employees for the first six months of 2002 increased to 5,165, an 8.1% increase over 4,779 in the same period of 2001. At July 31, 2002, TSYS had 4,946 full-time and 245 part-time employees.

Net occupancy and equipment expense at TSYS decreased $2.8 million, or 6.4%, for the three months ended June 30, 2002, and remained the same for the six months ended June 30, 2002, respectively, over the same periods in 2001. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, decreased approximately $4.1 million in the second quarter of 2002, compared to the same period of 2001.

Computer equipment and software rentals decreased approximately $3.6 million in the first six months of 2002, compared to the same period of 2001. $4.2 million of this decrease is the result of recent legislation whereby TSYS received refunds of sales and use tax previously paid to the state of Georgia in 2001 for various equipment and software programs, including leased equipment and software.

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

For the second quarter of 2002, other operating expenses at TSYS increased $8.1 million, or 40.6%, compared to the same period in 2001. TSYS' other operating expenses for the first six months of 2002 increased $8.6 million, or 20.7%, compared to the same period in 2001. During the second quarter of 2002, TSYS added to client contingencies and transaction processing reserves related to client specific situations.

Income Tax Expense

Income tax expense for the six months ended June 30, 2002 was $94.0 million compared to $85.0 million for the same period a year ago. The effective tax rate for the first six months of 2002 was 35.8% compared to 36.5% for the same period in 2001.

Income tax expense for the three months ended June 30, 2002 was $47.6 million compared to $43.8 million for the same period a year ago. The effective tax rate for the three months ended June 30, 2002 was 35.6% compared to 36.7% for the same period in 2001.

Earnings Outlook

Though today's business environment is marked with uncertainty, we cautiously reiterate our expectations of at least 15% growth in earnings per share in 2002 and to be in the 15-18% range of earnings growth for 2003. In estimating expected growth in earnings per share, Synovus assumed, among other things, that:

     * Banking services' net income will increase between 12-14% annually, with net interest margins remaining stable. Annual loan growth will be in the 10-11% range, and credit quality will remain solid.

     * Financial Management Services and insurance revenues will increase between 25-30% annually.

     * TSYS will increase net income by 20% in 2002 and by at least 20-25% in 2003.

     *   Increases in Financial  Services' expenses will not exceed 4% annually.


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

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). These forward-looking statements include, among others, statements regarding management's belief concerning the expected impact on Synovus of recent accounting pronouncements; management's belief with respect to the adequacy of the allowance for loan losses, the impact of the resolution of certain loan delinquencies on nonperforming assets, and the inclusion of all material loans in which doubt exists as to collectibility in nonperforming assets and impaired loans; the expected range of its net interest margin (assuming that the Prime rate remains unchanged for the remainder of 2002); Synovus' expected growth in earnings per share for 2002 and 2003; the expected redeployment of capital derived from the anticipated sale of several of its banking locations; and the assumptions underlying such statements, including, with respect to Synovus' expected increases in earnings per share; expected increases in banking services' net income and loan growth; expected annual increases in Financial Management Services' revenues; expected annual increases in net income of TSYS; and expected annual increases in Financial Services' expenses. In addition, certain statements in future filings by Synovus with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, and other financial terms; (ii) statements of plans and objectives of Synovus or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to: (i) Synovus' inability to increase its revenues derived from Financial Management Services and insurance; (ii) TSYS' inability to achieve its net income goals for the years 2002 and 2003 (whether arising out of TSYS' inability to successfully bring new products and services to market, adverse developments with respect to TSYS' sub-prime clients, TSYS' inability to control expenses, or otherwise); (iii) Synovus' inability to achieve its net income goals for banking services; (iv) TSYS' inability to sign new clients; (v) Synovus' inability to control Financial Services' expenses;
(vi) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (vii) the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board; (viii) inflation, interest rate, market and monetary fluctuations; (ix) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (x) changes in consumer spending, borrowing, and saving habits; (xi) technological changes are more difficult or expensive than anticipated; (xii) acquisitions; (xiii) the ability to increase market share and control expenses;
(xiv) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) with which Synovus and its subsidiaries must comply; (xv) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies; (xvi) changes in Synovus' organization, compensation, and benefit plans; (xvii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (xviii) a deterioration in credit quality or a reduced demand for credit; (xix) Synovus' inability to successfully manage any impact from slowing economic conditions or consumer spending; (xx) the occurrence of catastrophic events that could impact Synovus or TSYS or its major clients' operating facilities, communication systems and technology or that has a material negative impact on current economic conditions or levels of consumer spending; (xxi) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection; (xxii) Synovus' inability to divest itself of assets in low growth markets and successfully redeploy the capital derived from divestitures; and (xxiii) the success of Synovus at managing the risks involved in the foregoing.

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

                           PART II - OTHER INFORMATION

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Submission of Matters to a Vote of Security Holders

The annual shareholders' meeting was held on April 24, 2002. Following are summaries of the proposals that were submitted to the shareholders for approval.

The first proposal was to elect eight nominees for Class II directors of Synovus to serve until the 2005 Annual Meeting of Shareholders. The eight nominees for election as Class II directors named below were elected by the number of affirmative votes set forth opposite their names below, with the number of votes withholding authority to vote for such nominees also being shown. As the election of each of the nominees for Class II directors was approved by a plurality of the total votes entitled to be cast by the holders of shares represented at the meeting, each of the nominees for Class II directors were elected.

------------------------------------- ----------------------------------- -----------------------------------
Nominee                                           Votes For                   Withheld Authority to Vote
------------------------------------- ----------------------------------- -----------------------------------
Daniel P. Amos                                 557,888,488.5983                     4,770,037.2752
------------------------------------- ----------------------------------- -----------------------------------
Richard E. Anthony                             557,963,359.8373                     4,695,166.0362
------------------------------------- ----------------------------------- -----------------------------------
Joe E. Beverly                                 558,034,217.6783                     4,624,308.1952
------------------------------------- ----------------------------------- -----------------------------------
Walter M. Deriso, Jr.                          556,773,721.6660                     5,884,804.2075
------------------------------------- ----------------------------------- -----------------------------------
Elizabeth R. James                             556,739,991.9917                     5,918,533.8818
------------------------------------- ----------------------------------- -----------------------------------
Mason H. Lampton                               558,376,779.6811                     4,281,746.1924
------------------------------------- ----------------------------------- -----------------------------------
Elizabeth C. Ogie                              557,947,209.3716                     4,711,316.5019
------------------------------------- ----------------------------------- -----------------------------------
Melvin T. Stith                                557,671,257.4994                     4,987,268.3741
------------------------------------- ----------------------------------- -----------------------------------

The second proposal was to approve the Synovus Financial Corp. 2002 Long-Term Incentive Plan. The proposal was approved by 536,811,200 affirmative votes, with 19,294,625 against votes, and 6,552,701 abstain votes. As the affirmative rate of a majority of the votes cast was required for approval, such proposal was approved.

                           PART II - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      (11)     Statement re Computation of Per Share Earnings

     (99.1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (99.2) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


 (b) Reports on Form 8-K

    The following reports on Form 8-K were filed subsequent to the second quarter of 2002.

             The report filed on July 12, 2002, included the following event:

                  Effective August 1, 2002, Synovus announced that it will begin utilizing Mellon Investor Services LLC as its new transfer agent, registrar and dividend disbursing agent for Synovus common stock. In order to facilitate an orderly transition of Dividend Reinvestment and Direct Stock Purchase Plan accounts from EquiServe Trust Company, N.A. to Mellon Investor Services LLC, no transactions in these accounts will be processed from July 19, 2002 through August 1, 2002.

             The report filed on July 17, 2002, included the following event:

                  On July 17, 2002, Synovus issued a press release with respect to its second quarter 2002 earnings.

             The report filed on August 7, 2002, included the following event:

                  On August 7, 2002, the Chief Executive Officer and Chief Financial Officer of Synovus Financial Corp. executed the sworn statements required by SEC Order 4-460. The sworn statements were delivered to the SEC on August 8, 2002.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SYNOVUS FINANCIAL CORP.


Date:  August 14, 2002                  BY: /s/ Thomas J. Prescott
                                           -----------------------

                                        Thomas J. Prescott
                                        Executive Vice President and
                                        Chief Financial Officer

                                INDEX TO EXHIBITS




Exhibit Number      Description
--------------      ------------

11                  Statement re Computation of Per Share Earnings

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002