Form 10-Q
period 2002-09-30
SYNOVUS FINANCIAL CORP
filed 2002-11-15
CIK 18349

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002
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

Yes       [X]                 No   [   ]

At October 31, 2002, 299,850,084 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

SYNOVUS FINANCIAL CORP.

INDEX

			Page
Part I.		Financial Information	Number

	Item 1.	Financial Statements

		Consolidated Balance Sheets (unaudited)
		September 30, 2002 and December 31, 2001	3

		Consolidated Statements of Income (unaudited)
		Nine and Three Months Ended September 30, 2002 and 2001	4

		Consolidated Statements of Cash Flows (unaudited)
		Nine Months Ended September 30, 2002 and 2001	5

		Notes to Consolidated Financial Statements (unaudited)	6

	Item 2.	Management's Discussion and Analysis of Financial

		Condition and Results of Operations	18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

	Item 4.	Controls and Procedures	32

Part II.		Other Information

	Item 6.	(a) Exhibits	33

		(b) Reports on Form 8-K	33

Signature Page	34

Certification of Chief Executive Officer	35

Certification of Chief Financial Officer	37

Exhibit Index	37

(11) Statement re Computation of Per Share Earnings
(99.1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99.2) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2002	2001

ASSETS
Cash and due from banks	$651,852	648,179
Interest earning deposits with banks	3,971	3,884
Federal funds sold and securities purchased under resale agreements	97,676	23,673
Mortgage loans held for sale	237,624	397,940
Investment securities available for sale	2,162,135	2,088,287

Loans, net of unearned income	14,058,387	12,417,917
Allowance for loan losses	(194,005)	(170,769)

Loans, net	13,864,382	12,247,148

Premises and equipment, net	605,400	572,618
Other assets	887,175	673,162
Total assets	$18,510,215	16,654,891

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$2,204,906	1,984,523
Interest bearing	11,439,551	10,161,675

Total deposits	13,644,457	12,146,198
Federal funds purchased and securities sold under repurchase agreements	1,114,705	1,345,822
Long-term debt	1,294,091	1,052,943
Other liabilities	382,834	316,344

Total liabilities	16,436,087	14,861,307

Minority interest in consolidated subsidiaries	114,874	98,638
Shareholders' equity:
Common stock - $1.00 par value; Authorized 600,000,000 shares;
issued 299,878,903 in 2002 and 299,703,639 in 2001; outstanding
291,056,681 in 2002 and 294,673,764 in 2001	299,879	294,849
Surplus	284,674	171,257
Treasury stock - 175,264 shares in 2002 and 2001	(1,285)	(1,285)
Unamortized restricted stock	(168)	(82)
Accumulated other comprehensive income	46,341	29,338
Retained earnings	1,329,813	1,200,869

Total shareholders' equity	1,959,254	1,694,946

Total liabilities and shareholders' equity	$18,510,215	16,654,891

See accompanying notes to consolidated financial statements.

3

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2002	2001	2002	2001
Interest income:
Loans, including fees	$685,798	754,614	236,580	245,850
Investment securities:
U.S. Treasury and U.S. Government agencies	43,348	53,519	13,967	16,674
Mortgage-backed securities	32,900	28,044	10,946	9,997
State and municipal	8,598	8,688	2,858	2,953
Other investments	3,285	2,567	1,058	844
Mortgage loans held for sale	10,796	9,765	3,351	3,328
Federal funds sold and securities
purchased under resale agreements	1,129	4,012	371	1,070
Interest earning deposits with banks	40	191	13	37
Total interest income	785,894	861,400	269,144	280,753
Interest expense:
Deposits	197,625	325,871	66,844	97,783
Federal funds purchased and securities sold
under repurchase agreements	14,317	35,784	4,381	10,894
Long-term debt	43,055	40,726	14,980	13,358
Total interest expense	254,997	402,381	86,205	122,035
Net interest income	530,897	459,019	182,939	158,718
Provision for losses on loans	49,497	34,956	16,410	10,799
Net interest income after provision
for losses on loans	481,400	424,063	166,529	147,919
Non-interest income:
Electronic payment processing services	503,734	470,531	173,199	161,892
Service charges on deposit accounts	69,512	62,357	24,281	21,152
Fees for trust services	21,295	19,215	6,928	6,637
Brokerage revenue	13,605	12,343	4,372	3,858
Mortgage banking income	27,986	27,604	10,793	8,938
Credit card fees	16,609	15,306	6,010	5,553
Securities gains, net	2,606	1,183	717	337
Other fee income	14,792	12,586	5,254	4,109
Other operating income	64,999	62,828	23,518	16,899
Non-interest income before reimbursable
items and impairment loss on private equity investment	735,138	683,953	255,072	229,375
Reimbursable items	173,495	177,115	56,473	54,993
Impairment loss on private equity investment	(8,355)	-	-	-
Total non-interest income	900,278	861,068	311,545	284,368
Non-interest expense:
Salaries and other personnel expense	443,839	413,164	162,209	141,455
Net occupancy and equipment expense	181,833	175,903	62,327	58,088
Other operating expenses	159,016	148,442	46,956	48,927
Non-interest expense before reimbursable items	784,688	737,509	271,492	248,470
Reimbursable items	173,495	177,115	56,473	54,993
Total non-interest expense	958,183	914,624	327,965	303,463

Minority interest in subsidiaries' net income	16,967	14,208	6,254	4,976

Income before income taxes	406,528	356,299	143,855	123,848
Income tax expense	145,609	129,894	51,583	44,943
Net income	$260,919	226,405	92,272	78,905

Net income per share :
Basic	$0.88	0.78	0.31	0.27
Diluted	0.87	0.77	0.31	0.27

Weighted average shares outstanding:
Basic	296,387	289,642	298,564	290,868
Diluted	300,816	295,623	301,986	297,357

Dividends declared per share	$0.44	0.38	0.15	0.13

4

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

(In thousands)	2002	2001
Operating Activities
Net Income	$260,919	226,405
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for losses on loans	49,497	34,956
Depreciation, amortization, and accretion, net	69,638	64,175
Deferred income tax expense	2,332	6,316
Decrease in interest receivable	4,727	18,818
Decrease in interest payable	(11,031)	(10,108)
Minority interest in subsidiaries' net income	16,967	14,208
Decrease (increase) in mortgage loans held for sale	160,832	(75,958)
Other, net	(14,290)	(3,533)
Net cash provided by operating activities	539,591	275,279

Investing Activities
Cash acquired from acquisitions	14,722	8,330
Net (increase) decrease in interest earning deposits with banks	(87)	23
Net (increase) decrease in federal funds sold
and securities purchased under resale agreements	(58,003)	380,073
Proceeds from maturities and principal collections of
investment securities available for sale	496,185	738,890
Proceeds from sales of investment securities available for sale	104,427	134,759
Purchases of investment securities available for sale	(557,983)	(789,814)
Net increase in loans	(1,301,457)	(981,762)
Purchases of premises and equipment	(97,868)	(104,553)
Proceeds from disposals of premises and equipment	2,316	10,765
Proceeds from sales of other real estate	13,170	13,345
Increase in contract acquisition costs	(34,317)	(12,710)
Additions to computer software	(42,259)	(34,066)
Net cash used by investing activities	(1,461,154)	(636,720)

Financing Activities
Net increase in demand and savings deposits	828,318	228,235
Net increase (decrease) in certificates of deposit	297,946	(44,622)
Net (decrease) increase in federal funds purchased
and securities sold under repurchase agreements	(231,317)	171,927
Principal repayments on long-term debt	(54,406)	(3,218)
Proceeds from issuance of long-term debt	197,684	91,438
Dividends paid to shareholders	(125,091)	(104,956)
Proceeds from issuance of common stock	12,102	22,287
Net cash provided by financing activities	925,236	361,091

Increase (decrease) in cash and cash equivalents	3,673	(350)
Cash and cash equivalents at beginning of period	648,179	558,054
Cash and cash equivalents at end of period	$651,852	557,704

See accompanying notes to consolidated financial statements.

5

SYNOVUS FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A — Basis of Presentation

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

Note B — Supplemental Cash Flow Information

For the nine months ended September 30, 2002 and 2001, Synovus paid income taxes (net of refunds received) of $112.6 million and $87.7 million, respectively. For the nine months ended September 30, 2002 and 2001, Synovus paid interest of $244.0 million and $412.5 million, respectively.

Cash flows used by TSYS in additions to computer software for the nine months ended September 30, 2002 and 2001 are summarized as follows:

(In thousands)	September 30,2002	September 30, 2001

Purchased programs	$20,686	25,811
Developed software	21,573	8,255

Total	$42,259	34,066

Cash flows used by TSYS in additions to contract acquisition costs for the nine months ended September 30, 2002 and 2001 are summarized as follows:

(In thousands)	September 30,2002	September 30, 2001

Payment for processing rights	$22,941	3,844
Conversion costs	11,376	8,866

Total	$34,317	12,710

Noncash investing activities consisted of loans of approximately $19.8 million and $10.9 million, which were foreclosed and transferred to other real estate during the nine months September 30, 2002 and 2001, respectively. The noncash items relating to the acquisitions of GLOBALT, Inc. and Community Financial Group, Inc. are reflected in Note D.

Note C – Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of net unrealized gains (losses) on securities available for sale, net unrealized gains (losses) on cash flow hedges, and foreign currency translation adjustments. Comprehensive income consists of net income plus other comprehensive income (loss). Comprehensive income for the three months ended September 30, 2002 and 2001 was $99.1 million and $99.2 million, respectively. For the nine months ended September 30, 2002 and 2001, comprehensive income was $277.9 million and $264.5 million, respectively.

Note D – Business Combinations

On May 31, 2002, Synovus acquired all the issued and outstanding common shares of GLOBALT, Inc. (GLOBALT). The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of GLOBALT’s operations have been included in the consolidated financial statements beginning June 1, 2002. GLOBALT is a premier provider of investment advisory services based in Atlanta, Georgia, offering a full line of distinct large cap and mid cap growth equity strategies and products. GLOBALT’s assets under management at June 1, 2002 were approximately $1.3 billion. GLOBALT now operates as a wholly-owned subsidiary of Synovus and as a part of Synovus Financial Management Services, the financial management unit of Synovus.

The aggregate purchase price was $20.0 million, consisting of 702,433 shares of Synovus common stock valued at $19.0 million, $0.9 million in cash, and $100 thousand in direct acquisition costs (which consist primarily of external legal and accounting fees). The value of the common shares issued was determined based on the average market price of Synovus’ common stock over the 2-day period before and after the terms of the acquisition were agreed to and announced.

The terms of the merger agreement provide for additional consideration to the former GLOBALT shareholders. Such consideration will be based on a multiple of earnings before interest, taxes, and depreciation, as defined, for each of the three years ending December 31, 2004, 2005, and 2006.

Synovus is in the process of completing the purchase price allocation relating to the GLOBALT acquisition. The purchase price allocation has been preliminarily determined as follows:

(In thousands)	At May 31, 2002
Cash	$323
Accounts receivable	822
premises, plant, and equipment	303
Intangible assets	4,422
Goodwill	15,512
Total assets acquired	21,382
Accounts payable	1,157
Notes payable	200
Deferred tax liability	17
Total liabilities assumed	1,374
Net assets acquired	$20,008

Of the $19.9 million of acquired intangible assets, $15.5 million was allocated to goodwill. The goodwill will not be deductible for tax purposes. The identifiable intangible assets consist of customer contracts and employment/non-compete agreements. The customer contracts have an estimated fair value of $4.3 million, with a weighted-average useful life of 10 years. The employment/non-compete agreements have an estimated fair value of $91 thousand, and a weighted-average useful life of 4 years.

On July 31, 2002 Synovus acquired all the issued and outstanding common shares of Community Financial Group, Inc. (Community Financial). Community Financial is a $500 million asset bank holding company and the parent company of The Bank of Nashville, headquartered in Nashville, Tennessee. The acquisition was accounted for using the purchase method of accounting and accordingly, the results of The Bank of Nashville’s operations have been included in the consolidated financial statements beginning August 1, 2002.

The aggregate purchase price was $87.0 million, consisting of 3,065,235 shares of Synovus common stock valued at $82.207 million, stock options valued at $4.747 million, and $49 thousand in direct acquisition costs (which consist primarily of external legal and accounting fees). The value of the common shares issued was determined based on the average market price of Synovus’ common stock over the 2-day period before and after the terms of the acquisition were agreed to and announced. The fair value of the stock options was determined based on the use of the Black-Scholes option pricing model.

Of the $68.6 million of acquired intangible assets, $61.776 million was allocated to goodwill. The goodwill will not be deductible for tax purposes. The identifiable intangible assets consist of the core deposit premium. The core deposit premium has an estimated fair value of $6.864 million and a weighted-average useful life of 10 years.

Synovus is in the process of completing the purchase price allocation relating to the Community Financial acquisition. The purchase price allocation has been preliminarily determined as follows:

(In thousands)	At July 31, 2002
Cash and due from banks	$14,399
Investments	90,991
Federal funds sold	16,000
Loans	365,790
Premises, plant, and equipment	3,954
Intangible assets	6,864
Goodwill	61,776
Other assets	1,690
Total assets acquired	561,464
Deposits	371,995
Notes payable	97,870
Other liabilities	4,594
Total liabilities assumed	474,459
Net assets acquired	$87,005

Proforma information relating to the impact of the two aforementioned acquisitions on Synovus’ consolidated financial statements, assuming such acquisitions had occurred at the beginning of the periods reported, is not presented as such impact is not significant.

Note E – Operating Segments

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

Segment information as of and for the three and nine months ended September 30, 2002 and 2001 is presented in the following tables:

Three months ended September 30, 2002 and 2001
			Transaction
		Financial	Processing
(In thousands)		Services	Services (a)	Eliminations		Consolidated

Interest income (taxable equivalent)	2002	$270,997	-	-		$270,997
	2001	282,587	-	-		282,587

Interest expense	2002	86,205	-	-		86,205
	2001	122,035	-	-		122,035

Net interest income	2002	184,792	-	-		184,792
(taxable equivalent)	2001	160,552	-	-		160,552

Tax equivalent adjustment	2002	1,853	-	-		1,853
	2001	1,834	-	-		1,834

Net interest income	2002	182,939	-	-		182,939
	2001	158,718	-	-		158,718

Provision for loan losses	2002	16,410	-	-		16,410
	2001	10,799	-	-		10,799

Net interest income after provision	2002	166,529	-	-		166,529
	2001	147,919	-	-		147,919

Non-interest income before	2002	67,802	189,305	(2,037)	(c)	255,070
reimbursable items and impairment loss on private equity investment	2001	57,671	172,654	(950)	(c)	229,375

Total revenues before reimbursable	2002	250,741	189,305	(2,037)	(c)	438,009
items and impairment loss on private equity investment	2001	216,389	172,654	(950)	(c)	388,093

Reimbursable items	2002	-	56,473	-		56,473
	2001	-	54,993	-		54,993

Total revenues (b)	2002	250,741	245,778	(2,037)	(c)	494,482
	2001	216,389	227,647	(950)	(c)	443,086

Income before taxes	2002	101,323	48,787	(6,255)	(d)	143,855
	2001	89,372	39,451	(4,975)	(d)	123,848

Income tax expense	2002	35,699	15,884	-		51,583
	2001	31,490	13,453	-		44,943

Net income	2002	65,624	32,903	(6,255)	(d)	92,272
	2001	57,882	25,998	(4,975)	(d)	78,905

Total assets	2002	17,847,534	756,920	(94,239)	(e)	18,510,215
	2001	15,196,735	649,462	(67,998)	(e)	15,778,199

Nine months ended September 30, 2002 and 2001
			Transaction
		Financial	Processing
(In thousands)		Services	Services (a)	Eliminations		Consolidated

Interest income (taxable equivalent)	2002	$791,289	-	-		$791,289
	2001	866,759	-	-		866,759

Interest expense	2002	254,997	-	-		254,997
	2001	402,381	-	-		402,381

Net interest income	2002	536,292	-	-		536,292
(taxable equivalent)	2001	464,378	-	-		464,378

Tax equivalent adjustment	2002	5,395	-	-		5,395
	2001	5,359	-	-		5,359

Net interest income	2002	530,897	-	-		530,897
	2001	459,019	-	-		459,019

Provision for loan losses	2002	49,497	-	-		49,497
	2001	34,956	-	-		34,956

Net interest income after provision	2002	481,400	-	-		481,400
	2001	424,063	-	-		424,063

Non-interest income before	2002	190,647	552,814	(8,323)	(c)	735,138
reimbursable items and impairment loss on private equity investment	2001	178,098	513,622	(7,767)	(c)	683,953

Total revenues before reimbursable	2002	721,544	552,814	(8,323)	(c)	1,266,035
items and impairment loss on private equity investment	2001	637,117	513,622	(7,767)	(c)	1,142,972

Reimbursable items	2002	-	173,495	-		173,495
	2001	-	177,115	-		177,115

Impairment loss on private	2002	(8,355)	-	-		(8,355)
equity investment	2001	-	-	-		-

Total revenue (b)	2002	713,189	726,309	(8,323)	(c)	1,431,175
	2001	637,117	690,737	(7,767)	(c)	1,320,087

Income before taxes	2002	290,026	133,469	(16,967)	(d)	406,528
	2001	255,134	115,372	(14,207)	(d)	356,299

Income tax expense	2002	102,314	43,295	-		145,609
	2001	90,011	39,883	-		129,894

Net income	2002	187,712	90,174	(16,967)	(d)	260,919
	2001	165,123	75,489	(14,207)	(d)	226,405

Total assets	2002	17,847,534	756,920	(94,239)	(e)	18,510,215
	2001	15,196,735	649,462	(67,998)	(e)	15,778,199

  Includes equity in income of joint ventures which is included in other operating income.
  Consists of net interest income and non-interest income.
  Principally, electronic payment processing services revenues provided to the Financial Services segment.
  Minority interest in TSYS and GP Network Corporation (a TSYS subsidiary).
  Primarily TSYS’ cash deposits with the Financial Services segment.

Note F – Legal Proceedings

Synovus and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of its business. Any litigation is vigorously defended by Synovus and, in the opinion of management, based on consultation with external legal counsel, any outcome of such litigation would not materially affect the consolidated financial position or results of operations.

Currently, a lawsuit seeking class action treatment is pending against one of the Alabama banking subsidiaries that involves the receipt of commissions by that subsidiary in connection with the sale of credit life insurance to its consumer credit customers and the charging of an interest surcharge and a processing fee in connection with consumer loans made by that subsidiary. This lawsuit seeks unspecified damages, including punitive damages. Synovus intends to vigorously contest this lawsuit and all other litigation to which Synovus and its subsidiaries are parties. Based upon information presently available, and in light of legal, equitable, and factual defenses available to Synovus and its subsidiaries, contingent liabilities arising from the threatened and pending litigation are not considered material. It should be noted, however, that large punitive damage awards, bearing little relation to the actual damages sustained by plaintiffs, have been awarded in Alabama. Two lawsuits seeking class action treatment that were previously pending against the same Alabama banking subsidiary that involved: (1) payment of service fees or interest rebates to automobile dealers in connection with the assignment of automobile credit sales contracts to that subsidiary; and (2) the forced placement of insurance to protect that subsidiary’s interest in collateral for which consumer credit customers have failed to obtain or maintain insurance were dismissed on the motion of the plaintiffs on August 6, 2002.

Note G — Derivative Instruments

As part of its overall interest rate risk management activities, Synovus utilizes interest rate related derivative instruments to manage its exposure to various types of interest rate risks. With the exception of commitments to fund and sell fixed-rate mortgage loans and trading instruments, all derivative instruments utilized by Synovus represent end user activities designed as either a hedge of a recognized fixed-rate asset or liability (a fair value hedge), or a hedge of a forecasted transaction or of the variability of future cash flows of a floating rate asset or liability (cash flow hedge). Synovus does not speculate using derivative instruments.

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

The effective portion of changes in the fair value of interest rate swaps designated as hedges of the variability of cash flows associated with floating rate loans are reported in accumulated other comprehensive income. These amounts are subsequently reclassified into interest income as the hedged cash flows affect earnings. The ineffective portion of the gain or loss on hedging derivative instruments, which is reported in earnings, is not material.

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

Synovus enters into interest rate swaps as part of its trading activities which enable its customers to manage their exposures to interest rate risk. Synovus’ market risk from unfavorable movements in interest rates is generally minimized by concurrently entering into offsetting positions with nearly identical notional values, terms and indices.

Interest rate swaps designated as trading are recorded at fair value. Gains and losses arising from changes in fair value are recorded in other income.

Synovus also holds derivative instruments which consist of commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans. Synovus’ objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans and the mortgage loans that are held for sale. Both the rate-lock commitments and the forward commitments that are being used to mitigate the interest rate risk associated with the rate lock commitments, are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges. Synovus accounts for its forward sales commitments that are used to mitigate the interest rate risk of its mortgage loans held for sale as fair value hedges.

Note H — Recent Accounting Pronouncements

As a result of the Financial Accounting Standards Board’s (FASB’s) Emerging Issues Task Force Issue No. 01-14 (EITF 01-14), formerly known as Staff Announcement Topic D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” reimbursements received by TSYS for out-of-pocket expenses have been included in revenue. Historically, Synovus has not reflected such reimbursements as revenue in its consolidated statements of income. The largest reimbursable items for which TSYS is reimbursed by clients are postage and express courier charges.

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

As of June 30, 2002, Synovus had determined the fair value of each reporting unit and compared it to the reporting unit’s carrying amount, including goodwill allocated to the reporting unit. Based on this analysis, Synovus determined that there are no goodwill impairment losses to be recognized as the cumulative effect of a change in accounting principle, since fair values of each reporting unit exceeded the reporting unit’s carrying value.

The table below illustrates net income excluding goodwill amortization, net of tax, for the nine and three months ended September 30, 2001.

Net Income Excluding Goodwill Amortization Expense (in thousands)		Nine Months Ended Sept. 30, 2001	Three Months Ended Sept. 30, 2001

Net Income, as reported		$226,405	78,905

Deductible goodwill amortization expense		469	156
Non-deductible goodwill amortization expense		1,724	578

Total goodwill amortization expense		2,193	734
Tax benefit - goodwill amortization expense	(*)	182	61

Total goodwill amortization expense, net of tax		2,011	673

Net income excluding goodwill amortization expense, net of tax		$228,416	79,578

(*) Using marginal tax rate of 38.9%

Segment information for the changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

(In thousands)	Financial Services	Transaction Processing Services	Total

Balance as of January 1, 2002	$23,363	3,608	$26,971
Goodwill acquired	15,509	-	15,509
Impairment losses	-	-	-
Other (*)	-	11	11

Balance as of June 30, 2002	38,872	3,619	42,491
Goodwill acquired(**)	61,779	-	61,779
Impairment losses	-	-	-
Other (*)	-	(2)	(2)

Balance as of September 30, 2002	$100,651	3,617	$104,268
(*) Consists of foreign currency translation adjustments for GP Network Corporation. (**)Includes a final adjustment of goodwill acquired for GLOBALT of $3.5 thousand.

Other intangible assets (excluding goodwill) as of September 30, 2002 and December 31, 2001 are held by the Financial Services segment, and are presented in the table below.

Other Intangible Assets
(In thousands)	September 30, 2002	December 31, 2001
Purchased Trust Revenues	$3,836	4,042
Acquired Customer Contracts	4,187	-
Employment Contracts/Non-competition Agreements	84	-
Core Deposit Premiums	9,504	3,731

Total Carrying Value	$17,611	7,773

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

In July 2002, the FASB issued Statement No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 (EITF No. 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The Statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of SFAS No. 146 will have a material impact on Synovus’ financial condition or results of operations.

In October, 2002, the FASB issued Statement No. 147 (SFAS No. 147), "Acquisitions of Certain Financial Institutions." SFAS No. 147 amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and SFAS No. 144. SFAS No. 147 also amends FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17, When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method." SFAS No. 147 applies to all financial institution acquisitions except those between two or more mutual enterprises. The Statement was effective on October 1, 2002. Management does not expect that the adoption of SFAS No. 147 will have a material impact on Synovus' financial condition or results of operations.

Note I – Pending Acquisitions

On September 25, 2002, Synovus announced the execution of a definitive agreement to acquire the $408 million asset United Financial Holdings, Inc. (United Financial) in St. Petersburg, Florida. United Financial is the parent company of United Bank, United Bank of the Gulf Coast, United Trust Company, and EPW Investment Management, Inc. Both United Bank and United Bank of the Gulf Coast will operate under their existing names, management teams, and local boards of directors. Synovus will issue 2,483,444 shares of its common stock and $34 million in cash for all the outstanding common stock and common stock equivalents of United Financial. Each share of United Financial common stock will be exchanged for either .8021 shares of Synovus common stock, $16.47 of cash, or a combination thereof. The transaction is expected to be completed in the first quarter of 2003.

On September 26, 2002, Synovus announced the signing of a letter of intent to acquire the $341 million asset FNB Newton Bankshares, Inc. (FNB), the parent company of First Nation Bank in Covington, Georgia. FNB has branches serving Newton, Henry, and Rockdale counties, and will further expand Synovus’ growing presence in the high-growth Metro Atlanta area. Synovus will issue 2,503,172 shares of its common stock and $46 million in cash for all the outstanding common stock and common stock equivalents of FNB. Each share of FNB common stock will be exchanged for both 4.1353 shares of Synovus common stock and $85.15 of cash. FNB will continue to operate under its existing name and management team. The transaction is expected to be completed in the first quarter of 2003.

Note J – Other

Certain amounts in 2001 have been reclassified to conform to the presentation adopted in 2002.

ITEM 2 — MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Summary

Net income for the nine months ended September 30, 2002 was $260.9 million, up 15.2% from the same period a year ago. Diluted net income per share for the first nine months of 2002 was $0.87, an increase of 13.3% over $0.77 per share for the same period in 2001. Return on average assets was 2.05% and return on average equity was 19.34% for the nine months ended September 30, 2002. This compares to a return on average assets of 2.00% and a return on average equity of 19.99% for the first nine months of 2001.

Net income for the three months ended September 30, 2002 was $92.3 million, up 16.9% from the same period a year ago. Diluted net income per share was $0.31 for the third quarter, up 15.1% over $0.27 for the same period in 2001. Return on average assets was 2.06% and return on average equity was 19.12% for the three months ended September 30, 2002. This compares to a return on average assets of 2.02% and a return on average equity of 19.93% for the third quarter of 2001.

Critical Accounting Policies

The accounting and financial reporting policies of Synovus conform to accounting principles generally accepted in the United States of America and to general practices within the banking and electronic payment processing industries. Following is a description of the accounting policies applied by Synovus which are deemed “critical.” In determining which accounting policies are “critical” in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. The application of these policies has a significant impact on Synovus’ financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are applied.

       Allowance for Loan Losses:

The allowance for loan losses is established through provisions for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely. Subsequent recoveries are added to the allowance. Management’s evaluation of the adequacy of the allowance for loan losses is based on a formal analysis which assesses the risk within the loan portfolio. This analysis includes consideration of historical performance, current economic conditions, level of nonperforming loans, loan concentrations, and review of certain individual loans.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the subsidiary banks’ allowances for loan losses. Such agencies may require the subsidiary banks to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Management, considering current information and events regarding a borrowers’ ability to repay its obligations, considers a loan to be impaired when the ultimate collectibility of all amounts due, according to the contractual terms of the loan agreement, is in doubt. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for losses on loans. Subsequent recoveries are added to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income.

The accounting for impaired loans described above applies to all loans, except for large pools of smaller-balance, homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, and debt securities. The allowance for loan losses for large pools of smaller-balance, homogeneous loans is established through consideration of such factors as changes in the nature and volume of the portfolio, overall portfolio quality, adequacy of the underlying collateral, loan concentrations, historical charge-off trends, and economic conditions that may affect the borrowers’ ability to pay.

Certain economic and interest rate factors could have a material impact on the determination of the allowance for loan losses and corresponding credit costs. The depth, duration, and dispersion of any economic recession all have an impact on the credit risk profile of the loan portfolio. Additionally, a rapidly rising interest rate environment which may cause rates to reach double digits could as well have a material impact on certain borrowers’ ability to pay.

Another factor that we have considered in the determination of the allowance for loan losses is loan concentrations to individual borrowers or industries. At September 30, 2002, Synovus had 32 individual credit relationships with total commitments (inclusive of letters of credits) that exceeded $25 million. The average outstanding balance of these credits as of September 30, 2002 is $27.7 million.

A significant portion of the loan portfolio is in the commercial real estate sector. However, these loans are diversified by geography, industry, and loan type.

Synovus is closely monitoring its loan portfolio under the current environment. We have not identified any systemic problem segments within our portfolio.

       Contract Acquisition Costs:

TSYS capitalizes contract acquisition costs related to signing or renewing long-term contracts. These costs, primarily consisting of cash payments for rights to provide processing services and internal conversion and software development costs, are amortized using the straight-line method over the contract term beginning when the client’s cardholder accounts are converted to the system and generating revenues. All costs incurred prior to contract execution are expensed as incurred.

The amortization of contract acquisition costs associated with cash payments is recorded net of revenues in TSYS’ consolidated statements of income. The amortization of contract acquisition costs associated with conversion activity is recorded as other operating expenses in TSYS’ consolidated statements of income. TSYS evaluates the carrying value of contract acquisition costs for impairment for each customer on the basis of whether these costs are fully recoverable from expected undiscounted net operating cash flows of the related contract. The determination of expected undiscounted net operating cash flows requires management to make estimates.

These costs may become impaired with the loss of a contract, the financial decline of a customer, termination of conversion efforts after a contract is signed, diminished prospects for current customers or if TSYS estimates of future cash flows differ from actual results. Capitalized contract acquisition costs are classified in prepaid expenses and other current assets and in other assets.

       Software Development Costs:

TSYS develops software that is used in providing electronic payment processing and other services to clients. Software development costs are capitalized once technological feasibility of the software product has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when TSYS has completed all planning, designing, coding and testing activities that are necessary to determine that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the product is available to customers for general use. TSYS evaluates the unamortized capitalized costs of software development as compared to the net realizable value of the software product which is determined by projected future undiscounted net cash flows. The amount by which the unamortized software development costs exceed the net realizable value is written off. Software development costs are amortized using the greater of (1) the straight-line method over its estimated useful life (which ranges from 3-10 years) or (2) the ratio of current revenues to total anticipated revenue over its useful life.

Software development costs may become impaired in situations where development efforts are abandoned due to the viability of the planned project becoming doubtful or due to technological obsolescence of the planned software product.

Business Combinations

Refer to notes D and I of the Notes to Consolidated Financial Statements for a discussion of business combinations.

Balance Sheet

During the first nine months of 2002, total assets increased $1.86 billion. This growth includes approximately $600 million in assets from the GLOBALT and Community Financial acquisitions. Loans increased by $1.64 billion, or 17.6 % annualized. Federal funds sold increased by $74.0 million, while mortgage loans held for sale decreased by $160.3 million. Providing the necessary funding for the balance sheet growth during the first nine months of 2002, the deposit base grew $1.50 billion, long-term debt consisting primarily of Federal Home Loan Bank (FHLB) advances increased $241.1 million, and shareholders’ equity increased $264.3 million. These increases were partially offset by a $231.1 million decrease in Federal funds purchased.

Loans

Since year-end 2001, loans have increased by $1.64 billion, or 17.6% annualized. Compared to a year ago, loans grew by 18.6%. Since year-end, 23 of our 39 banks have reported annualized double-digit loan growth. Compared to a year ago, 25 of our banks had double-digit growth. The majority of our loan growth continues to be in the commercial real estate sector. A strong real estate sector in some of our larger markets as well as the coastal regions of Georgia and Florida contributed to the growth in this sector. These loans are diversified by geography, industry, and loan type.

Since lending activities are a significant source of revenue, our main objective is to adhere to sound practices. Operating under a decentralized structure, our lending philosophy is based upon relationship lending as opposed to project lending.

Asset Quality

While charge-offs for the first nine months of 2002 have been higher than historical levels, asset quality has remained strong during 2002. The net charge-off ratio for the first nine months of 2002 was .35% compared to ..30% for the year ended December 31, 2001. The nonperforming assets ratio is 0.59% at September 30, 2002, compared to 0.54% at year-end 2001. The increase in nonperforming loans was due primarily to a large real estate credit added to non-accrual status during the second quarter of 2002. Additionally, The Bank of Nashville acquisition accounted for approximately 2 basis points of the total increase. This increase was partially offset by the charge-off of a large commercial credit in the trucking and transportation industry. Other real estate has increased by $10.0 million since year-end 2001. The increase consists primarily of a $2 million residential development loan, a $2.5 million credit secured by various residential real estate properties, and a $2.8 million agricultural credit.

Past due levels are very positive and near historically low levels. Loans 90 days past due and still accruing at September 30, 2002 were $26.6 million, or 0.19% of total loans, down from $27.1 million, or 0.22% of total loans at December 31, 2001. Past due levels are also lower than a year ago, when loans past due over 90 days were .24% of total loans. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments on the loans. Management further believes the resolution of these delinquencies will not cause a material increase in nonperforming assets.

The allowance for loan losses is $194.0 million, or 1.38% of net loans, at September 30, 2002 compared to $170.8 million, or 1.38% of net loans, at December 31, 2001. For the nine months ended September 30, 2002, the provision for losses on loans was $49.5 million, up 42% from $35.0 million for the nine months ended September 30, 2001. For the three months ended September 30, 2002 the provision for loan losses was $16.4 million, up 52% from $10.8 million for the same period a year ago. The higher provision expense is primarily due to higher charge-offs and robust loan growth. The provision to net charge-offs coverage for the three and nine months ended September 30, 2002 was 1.51 times and 1.44 times, respectively.

	September 30,	December 31,
(In thousands)	2002	2001

Nonperforming loans	$57,069	51,585
Other real estate	25,860	15,867

Nonperforming assets	$82,929	67,452

Loans 90 days past due and still accruing	$26,632	27,134

Allowance for loan losses	$194,005	170,769

Allowance for loan losses as a % of loans	1.38%	1.38

As a % of loans and other real estate:
Nonperforming loans	0.41%	0.41
Other real estate	0.18	0.13

Nonperforming assets	0.59%	0.54

Allowance to nonperforming loans	339.95%	331.04

The following table shows the composition of the loan portfolio and non-performing loans (sorted by loan purpose) as of September 30, 2002.

September 30, 2002 Loan Purpose (In thousands)	Loans as a Percentage of Total Loans Outstanding	Non-Performing Loans as a Percentage of Total Non-Performing Loans
Commercial Real Estate
Development	5.8%	13.5%
Construction	13.4	3.9
Owner-Occupied	11.9	4.6
Perm/Mini-Perm	18.6	2.2
Total Commercial Real Estate	49.7	24.2
Commercial/Industrial	30.5	63.5
Consumer	19.8	12.3
Total Loans	100.0	100.0

*Loan balance in each category, expressed as a percentage of total loans.

Management continuously monitors nonperforming and past due loans, to prevent further deterioration regarding the condition of these loans. Management is not aware of any material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have been excluded from nonperforming assets. Management further believes nonperforming assets include all material loans in which doubts exist as to the collectibility of amounts due according to the contractual terms of the loan agreement.

Capital Resources and Liquidity

Synovus has always placed great emphasis on maintaining a strong capital base and continues to exceed regulatory capital requirements. Additionally, based on internal calculations and previous regulatory exams, each of the subsidiary banks is currently in compliance with regulatory capital guidelines. Total risk-based capital was $2.106 billion at September 30, 2002, compared to $1.905 billion at December 31, 2001. The ratio of total risk-based capital to risk-weighted assets was 12.52% at September 30, 2002 compared to 12.95% at December 31, 2001. The leverage ratio at the end of the third quarter of 2002 was 10.84% compared to 10.86% at the end of 2001. The equity-to-assets ratio was 10.58% at September 30, 2002 compared to 10.17% at year-end 2001. The equity-to-assets ratio, exclusive of net unrealized gains (losses) on investment securities available for sale, was 10.33% at September 30, 2002, compared to 9.98% at year-end 2001.

Synovus’ management actively analyzes and manages the liquidity position in coordination with the appropriate committees at subsidiary banks. Management must ensure that adequate liquidity, at a reasonable cost, is available to meet the cash flow needs of depositors, borrowers, and creditors. Management constantly monitors and maintains appropriate levels of assets and liabilities so as to provide adequate funding sources to meet estimated customer withdrawals and future loan requests. Banking liquidity and sources of funds have not changed significantly since December 31, 2001.

Additionally, subsidiary banks have access to overnight Federal funds lines with various financial institutions, which total approximately $2.9 billion and can be drawn upon for short-term liquidity needs. Synovus also has access to a $25 million line of credit with an unaffiliated banking organization.

The consolidated statements of cash flows detail cash flows from operating, investing, and financing activities. Operating activities provided net cash of $540.0 million during the first nine months of 2002, while $1.461 billion was used by investing activities. Financing activities provided $925.2 million of this amount, resulting in an increase in cash and cash equivalents of $3.7 million.

In 1997, TSYS entered into an operating lease agreement with a special purpose entity (SPE) for the TSYS corporate campus. The business purpose of the SPE was to provide a means of financing TSYS’ corporate campus. The assets and liabilities of the SPE consist solely of the cost of the building and the loans from a consortium of banks. The cost of the building and the outstanding principal balance of the debt included on the financial statements of the SPE both approximate $93.5 million. The lease, which is guaranteed by Synovus, provides for substantial residual value guarantees. The amount of TSYS’ residual value guarantee relative to the assets under this lease is approximately $81.4 million. In accordance with current accounting principles, no asset or obligation is recorded on Synovus’ consolidated balance sheets.

The terms of this lease financing arrangement require, among other things, that TSYS maintain certain minimum financial ratios and provide certain information to the lessor. TSYS is also subject to interest rate risk associated with the lease on its campus facilities because of the short-term variable rate nature of the SPE’s debt. The payments under the operating lease arrangement, which can be locked in for six month intervals, are tied to the London Interbank Offered Rate (LIBOR) plus a margin ranging from 45 basis points to 135 basis points. In the event that LIBOR rates increase, operating expenses could increase proportionately.

The campus lease expires November 2002. TSYS has the option to either renew the lease subject to prevailing market rates or purchase the property at its original cost. TSYS is in the process of renewing the lease for a period up to 12 months. Under the proposed 12-month renewal, payments under the operating lease arrangement will be tied to the LIBOR plus a margin ranging from 95 basis points to 185 basis points. TSYS is currently evaluating its financing alternatives for 2003 after the renewal period expires but expects to refinance in a manner in which operating expenses are estimated to increase.

If TSYS elects to purchase the property from the SPE, such funds would be used to repay the SPE loan facility. TSYS has several options available for financing the purchase of the property. Sources of financing may include short-term and/or long-term borrowings from financial institutions or the issuance of equity or debt securities.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the first nine months of 2002 were $17.0 billion, up 12.4% over the first nine months of 2001. Average earning assets were up 12.9% in the first nine months of 2002 over the same period last year and represented 90.6% of average total assets. When compared to the same period last year, average deposits increased $1.4 billion, average Federal funds purchased and securities sold under repurchase agreements increased $35 million, average long-term debt consisting primarily of FHLB advances and two senior notes increased $259.3 million, and average shareholders’ equity increased $289.8 million. This growth provided the funding for the $1.7 billion growth in average net loans and a $39.9 million growth in average mortgage loans held for sale.

Net interest income was $530.9 million for the nine months ended September 30, 2002, up $71.9 million, or 15.7% over the $459.0 million reported for the nine months ended September 30, 2001. Net interest income, on a tax-equivalent basis, for the first nine months of 2002 increased $71.9 million, or 15.5%, over the same period in 2001.

The year-to-date 2002 net interest margin was 4.70%, up eleven basis points from the prior year-to-date. This increase resulted from a 164 basis point decrease in the yield on earning assets, which was offset by a 175 basis point decrease in the effective cost of funds. The decreased yield on earning assets was primarily due to lower yields on loans. This was largely due to a 275 basis point decrease in the average Prime rate as compared to the prior year-to-date. The decreased effective cost of funds was due to lower average rates paid on interest-bearing funding.

Net interest income was $182.9 million for the third quarter of 2002, up $24.2 million, or 15.3% over the $158.7 million reported for the third quarter of 2001. Net interest income, on a tax-equivalent basis, for the third quarter of 2002 increased $24.2 million, or 15.1%, over the third quarter of 2001.

The third quarter 2002 net interest margin was 4.64%, up two basis points from the same period last year. This increase resulted from a 133 basis point decrease in the yield on earning assets, which was offset by a 135 basis point decrease in the effective cost of funds. The decreased yield on earning assets was primarily due to lower yields on loans. This was largely due to a 182 basis point decrease in the average Prime rate as compared to the third quarter of 2001. The decreased effective cost of funds was due to lower average rates paid on interest-bearing funding.

On a sequential quarter basis, the net interest margin was down 7 basis points while net interest income was up $7.6 million. The moderate decrease in the margin was primarily due to the continued strong growth of the Prime rate-based floating rate loan portfolio. Due to the current low interest rate environment and steep yield curve, these loans are lower yielding than fixed rate loans. While these floating rate loans modestly reduce the overall margin at the present time, they should serve us well when the economy strengthens and short-term rates increase from their current historically low level.

Synovus had anticipated further modest pressure on the margin during the fourth quarter, primarily due to fixed rate asset repricing. In addition to this repricing, action taken by the Federal Reserve on November 6th to reduce short term interest rates by 50 basis points is expected to have a moderate negative impact on the margin. Currently, Synovus anticipates that its net interest margin will decrease by 9 basis points to approximately 4.55% in the fourth quarter.

The tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the table below. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(In thousands)	2002	2001	2002	2001
Interest income	$785,894	861,400	269,144	280,752
Taxable-equivalent adjustment	5,395	5,359	1,853	1,834
Interest income, taxable-equivalent	791,289	866,759	270,997	282,586
Interest expense	254,997	402,381	86,204	122,035
Net interest income, taxable-equivalent	$536,292	464,378	184,793	160,551

Non-Interest Income

Total non-interest income during the first nine months of 2002 increased $39.2 million, or 4.6%, over the same period in 2001. Total non-interest income excluding reimbursable items and an impairment loss on a private equity investment during the first nine months of 2002 increased $51.2 million, or 7.5%, over the same period in 2001.

For the year-to-date, Financial Services’ reported non-interest income was up 2.1% as compared to the same period a year ago. Non-interest income for the nine months ended September 30, 2001 included a $10 million pre-tax gain from the sale of our ownership in the Star System ATM network. The first nine months of 2002 include an $8.4 million impairment loss on a private equity investment. Excluding these two items, non-interest income is up 13% over the prior year. Service charges on deposits, the single largest component of Financial Services non-interest income, are up 11.5% over the prior year. Financial Management Services and insurance revenues increased 17.4% over the same period last year. Mortgage revenues were unchanged compared to the same period a year ago, after increasing by over 77% in 2001.

For the three months ended September 30, 2002, Financial Services’ non-interest income was up 17.4% as compared to the third quarter last year. Mortgage revenues were up 20.8% compared to the third quarter of 2001. Mortgage production for the third quarter of 2002 was $613.0 million, up 30% from $469.9 million for the same period in 2001. Financial Management Services and insurance revenues increased 19.4% over the third quarter last year, while service charges on deposits increased 14.8%.

Financial Services’ fee income as a percentage of total revenues – excluding securities gains and losses – was 26.37% for the first nine months of 2002, and 27.04% for the third quarter of 2002.

Transaction Processing Services’ revenues consist of revenues from TSYS and ProCard. The majority of these revenues are derived from providing electronic payment processing and related services to banks and other institutions, generally under long-term processing contracts. TSYS’ services are provided throughout the United States, Mexico, Canada, Honduras, the Caribbean, and Europe. TSYS also offers merchant services to financial institutions and other organizations in Japan.

Due to the seasonal nature of credit card transactions, TSYS’ revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season. Furthermore, growth in card portfolios of existing clients, the conversion of cardholder accounts of new clients to TSYS processing platforms, and the loss of cardholder accounts impact the results of operations from period to period. Another factor, among others, which may affect TSYS’ revenues and results of operations from time to time is the sale by a client of its business, its card portfolio, or a segment of its accounts to a party which processes cardholder accounts internally or uses another third-party processor.

TSYS’ revenues from electronic payment processing services increased $11.6 million, or 8.2%, and $30.6 million, or 7.4%, for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards, as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow.

Average cardholder accounts on file for the three months ended September 30, 2002 were 231.8 million, an increase of approximately 10.0% over the average of 210.7 million for the same period in 2001. Average cardholder accounts on file for the nine months ended September 30, 2002 were 228.4 million, an increase of approximately 12.7% over the average of 202.7 million for the same period in 2001. Cardholder accounts on file at September 30, 2002 were 235.8 million, an 11.0% increase compared to the 212.4 million accounts on file at September 30, 2001. The change in cardholder accounts on file from September 2001 to September 2002 included the deconversion and purging of 11.0 million accounts, the addition of approximately 22.2 million accounts attributable to the internal growth of existing clients, and approximately 12.2 million accounts for new clients.

TSYS expects to continue expanding its market share in the consumer, retail, and commercial card arenas. TSYS’ future growth in consumer cards is dependent upon new clients, international expansion, and continued internal growth of clients’ portfolios.

A significant amount of TSYS’ revenues is derived from long-term contracts with large clients, including certain major clients. For the three months ended September 30, 2002, TSYS had two major clients. The two major clients for the quarter ended September 30, 2002 accounted for approximately 31.4%, or $73.5 million, of TSYS’ total revenues. For the three months ended September 30, 2001, TSYS had two major clients that accounted for 36.7%, or $79.2 million, of TSYS’ total revenues. The two major clients for the nine months ended September 30, 2002 accounted for approximately 33.4%, or $232.3 million, of TSYS’ revenues. For the nine months ended September 30, 2001, TSYS had two major clients that accounted for 37.1%, or $242.0 million, of its revenues. The loss of one of TSYS’ major clients, or other significant clients, could have a material adverse effect on TSYS’ financial condition and results of operations.

In October 2001, TSYS announced it had signed a 10-year extension to its long-term credit card processing agreement with one of its major clients, Providian Financial Corporation (Providian), which included a cash payment for processing rights of $12.7 million. In late 2001 and in 2002, Providian made several announcements regarding concerns about its financial status, related changes in management, and the sale of a portion of its portfolio. As a result of these announcements, TSYS management is actively monitoring Providian’s financial status through frequent interaction with Providian’s senior management.

Non-Interest Expense

Total non-interest expense for the nine months ended September 30, 2002 increased $43.6 million, or 4.8%, over the same period in 2001. Total non-interest expense excluding reimbursable items for the nine months ended September 30, 2002 increased $47.2 million, or 6.4%. Management analyzes non-interest expense in two separate components: Financial Services and Transaction Processing Services.

The following tables summarize this data for the nine and three months ended September 30, 2002 and 2001.

	Nine Months Ended June 30, 2002(*)		Nine Months Ended September 30, 2002(*)
(In thousands)	Financial Services	Transaction Processing Services	Financial Services	Transaction Processing Services
Salaries and other personnel expenses	$219,932	224,310	204,315	209,253
Net occupancy and equipment expense	51,209	130,623	47,307	128,618
Other operating expenses
	102,524	66,567	95,406	60,354
Reimbursable items	--	173,495	--	177,115
Total non-interest expense	$373,665	594,995	347,027	575,340

	Three Months Ended September 30, 2002(*)		Three Months Ended September 30, 2001(*)
(In thousands)	Financial Services	Transaction Processing Services	Financial Services	Transaction Processing Services
Salaries and other personnel expenses	$82,438	79,904	68,311	73,331
Net occupancy and equipment expense	17,654	44,673	15,949	42,162
Other operating expenses
	32,915	18,096	31,959	17,659
Reimbursable items	--	56,473	--	54,993
Total non-interest expense	$133,007	199,146	116,219	188,129

(*) The added totals are greater than the consolidated totals due to inter-segment balances which are eliminated in consolidation.

Financial Services’ non-interest expense increased $26.6 million, or 7.7%, for the nine months ended September 30, 2002, compared to the same period in 2001. For the three months ended September 30, 2002 reported non-interest expense increased $16.8 million or 14.4% compared to the same period in 2001. Non-interest expense growth in the third quarter of 2002 was impacted by acquisitions and an increase in incentive pay expense. The efficiency ratio for the quarter was 52.78% compared to 53.29% for the third quarter of 2001. The number of full-time equivalent employees at September 30, 2002 was 5,654, compared to 5,338 a year ago. Acquisitions account for 208 of the total increase in full-time equivalent employees.

Approximately 98% of total Transaction Processing Services’ non-interest expense relates to TSYS, with the remainder related to ProCard. The increase in salaries and other personnel expenses is primarily related to the growth in the number of employees, normal salary increases, and related benefits. Full-time equivalent employees for Transaction Processing Services are 5,234 at September 30, 2002 compared to 5,206 at December 31, 2001.

During 2000, TSYS established a data processing center in Europe and purchased a building to house client services personnel. Although TSYS only began processing accounts for its new European clients in mid-2001, TSYS had to build the necessary infrastructure in order to begin processing those accounts in 2001. Through the first nine months of 2001, TSYS incurred $9.4 million of net operating expenses related to the expansion in Europe.

Net occupancy and equipment expense for the nine months ended September 30, 2002 reflects the benefit of an approximtely $4 million sales and use tax refund recorded in the second quarter of 2002. This refund was the result of new legislation whereby TSYS recovered approximately $4 million of sales and use tax paid and expensed in 2001. The sales and use tax was associated with computer equipment and software rentals which occurred in 2001.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2002 was $145.6 million compared to $129.9 million for the same period a year ago. The effective tax rate for the first nine months of 2002 was 35.8% compared to 36.5% for the same period in 2001.

Income tax expense for the three months ended September 30, 2002 was $51.6 million compared to $44.9 million for the same period a year ago. The effective tax rate for the three months ended September 30, 2002 was 35.9% compared to 36.3% for the same period in 2001.

Earnings Outlook

Synovus expects to achieve 15% growth in earnings per share in 2002.

Two years ago we believed, under the then existing economic environment, that our earnings per share growth for 2003 would be in the 15-18% range. The majority of the assumptions on which we based these growth targets have changed, most significantly, TSYS signing and converting a major client that would have provided substantial revenues in 2003. Since this signing and conversion has not occurred to date, we now expect our earnings per share growth to be within the 10-14% range for 2003 based, in part, upon the following assumptions:

  Banking services’ net income increases between 10-14%, with a net interest margin of approximately 4.60%, loan growth of between 10-12%, and credit quality will remain at currently stable levels.

  Financial Management Services and insurance revenues will increase between 15-20%.

  Increases in Financial Services’ expenses will not exceed 4%.

  TSYS will increase net income between 12-15%.

Synovus expects to continue its strategy of selling banking locations in low growth markets and aggressively redeploying the capital and resources derived from exiting these markets into high growth markets. As part of this strategy, Synovus will exit several banking markets in the current year and expects to recognize a gain from the sale of its banking locations in these markets in the fourth quarter of 2002.

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”). These forward-looking statements include, among others, statements regarding management’s belief concerning the expected impact on Synovus of recent accounting pronouncements; management’s belief with respect to the adequacy of the allowance for loan losses, the impact of the resolution of certain loan delinquencies on nonperforming assets, and the inclusion of all material loans in which doubt exists as to collectibility in nonperforming assets and impaired loans; Synovus’ expected net interest margin for the fourth quarter of 2002; Synovus’ expected growth in earnings per share for 2002 and 2003; the expected redeployment of capital derived from the anticipated sale of several of its banking locations; and the assumptions underlying such statements, including, with respect to Synovus’ expected increases in earnings per share for 2003; expected increases of 10-14% in banking services’ net income, with a net interest margin of approximately 4.60%, loan growth of between 10-12%, and credit quality remaining stable; expected increase of 15-20% in Financial Management Services and insurance revenues; expected increase of 12-15% in net income of TSYS; and expected increase in Financial Services’ expenses of not more than 4%. In addition, certain statements in future filings by Synovus with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, and other financial terms; (ii) statements of plans and objectives of Synovus or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements. Many of these factors are beyond Synovus’ ability to control or predict. These factors include, but are not limited to: (i) Synovus’ inability to increase its revenues derived from Financial Management Services and insurance; (ii) TSYS’ inability to achieve its net income goal for 2003 (whether arising out of TSYS’ inability to successfully bring new products and services to market, adverse developments with respect to TSYS’ sub-prime clients, TSYS’ inability to control expenses, or otherwise); (iii) Synovus’ inability to achieve its net income goals for banking services; (iv) Synovus’ inability to control Financial Services’ expenses; (v) TSYS’ inability to sign new clients; (vi) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (vii) the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board; (viii) inflation, interest rate, market and monetary fluctuations; (ix) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (x) changes in consumer spending, borrowing, and saving habits; (xi) technological changes are more difficult or expensive than anticipated; (xii) acquisitions; (xiii) the ability to increase market share and control expenses; (xiv) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) with which Synovus and its subsidiaries must comply; (xv) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies; (xvi) changes in Synovus’ organization, compensation, and benefit plans; (xvii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (xviii) a deterioration in credit quality or a reduced demand for credit; (xix) Synovus’ inability to successfully manage any impact from slowing economic conditions or consumer spending; (xx) the occurrence of catastrophic events that could impact Synovus or TSYS or its major clients’ operating facilities, communication systems and technology or that has a material negative impact on current economic conditions or levels of consumer spending; (xxi) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection; (xxii) Synovus’ inability to divest itself of assets in low growth markets and successfully redeploy the capital derived from divestitures; (xxiii) hostilities in the Middle East or elsewhere; and (xxiv) the success of Synovus at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

ITEM 3 — QUANTITATIVE AND
QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

During the first nine months of 2002, Synovus has experienced a shortening of the expected average maturity and repricing frequency of its earning asset base. This shortening is primarily due to substantially all of its net loan growth in 2002 having its interest rate tied to a short term index, primarily the Prime rate. Lower market rates have also led to a higher level of prepayment activity in Synovus’ investment portfolio which serves to shorten the expected average life of this portfolio. This shortening of Synovus’ earning asset base has been more significant than the concurrent shortening of the funding supporting this earning asset base. These changes in Synovus’ asset liability mix have resulted in an increased level of net asset sensitivity to changes in market interest rates.

Synovus measures its sensitivity to changes in market interest rates through the use of a simulation model. Synovus uses this simulation model to determine a baseline net interest income forecast and the sensitivity of this forecast to changes in interest rates. These simulations include all of Synovus’ earning assets, liabilities, and derivative instruments. Forecasted balance sheet changes, primarily reflecting loan and deposit growth forecasts, are included in the periods modeled.

Synovus models its baseline net interest income forecast assuming an unchanged or flat interest rate environment. Synovus has modeled the impact of a gradual increase and decrease in short term rates of 100 basis points to determine the sensitivity of net interest income for the next twelve months. In the gradual 100 basis point decrease scenario, net interest income is expected to decrease by approximately 2% as compared to an unchanged interest rate environment. In the gradual 100 basis point increase scenario, net interest income is expected to increase by 3% as compared to an unchanged interest rate environment. While these estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions and their impact on loan and deposit pricing would be expected to have a significant impact on the realized level of net interest income. Actual realized balance sheet growth and mix will also impact the realized level of net interest income.

ITEM 4 – CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

     The report filed on October 15, 2002, included the following event:

On October 15, 2002, Synovus issued a press release with respect to its third quarter 2002 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

Date: November 14, 2002	BY: /s/ Thomas J. Prescott
--------------------------------
Thomas J. Prescott
Executive Vice President and
Chief Financial Officer

Certification of Chief Executive Officer

I, James H. Blanchard, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Synovus Financial Corp.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/James H. Blanchard
James H. Blanchard
Chief Executive Officer

Certification of Chief Financial Officer

I, Thomas J. Prescott, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Synovus Financial Corp.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/Thomas J. Prescott
Thomas J. Prescott
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number          Description

11	Statement re Computation of Per Share Earnings

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002