Form 10-K
period 2002-12-31
SYNOVUS FINANCIAL CORP
filed 2003-03-20
CIK 18349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002 or
                                           -----------------
[ ]  Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from       to
                                                        -------   --------

Commission file number     1-10312

                             SYNOVUS FINANCIAL CORP.
             (Exact Name of Registrant as specified in its charter)

     Georgia                                               58-1134883
(State or other jurisdiction of incorporation              (I.R.S. Employer
 or organization)                                           Identification No.)

One Arsenal Place, 901 Front Avenue
Suite 301, Columbus, Georgia                               31901
(Address of principal executive offices)                   (Zip Code)
(Registrant's telephone number, including area code)       (706) 649-5220

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                  YES    X                             NO___________
                     -----------

         As of February 17, 2003, 300,449,238 shares of the $1.00 par value common stock of Synovus Financial Corp. were outstanding. The aggregate market value of the shares of $1.00 par value common stock of Synovus Financial Corp. held by nonaffiliates on December 31, 2002 was approximately $6,323,807,000 (based upon the closing share price of such stock on June 28, 2002).

         Portions of Registrant's Proxy Statement, including Financial Appendix, dated March 21, 2003 are incorporated in Parts I, II, III and IV of this report.

                Registrant's Documents Incorporated by Reference

                                            Part Number and Item
Document Incorporated                       Number of Form 10-K Into
by Reference                                Which Incorporated
--------------------                        ------------------------

Pages F-12 and F-13, F-19 and F-20,         Part I, Item 1, Business
F-23 and F-24, and F-30 through F-53
of the Financial Appendix to Registrant's
Proxy Statement in connection with its
Annual Shareholders' Meeting to be
held on April 24, 2003

Pages F-16 through F-19                     Part I, Item 2, Properties
of the Financial Appendix to
Registrant's Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 24, 2003

Pages F-17 through F-19 of                  Part I, Item 3, Legal
the Financial Appendix to Registrant's
Proceedings Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 24, 2003

Pages F-20 and F-21, and F-48 and F-49      Part II, Item 5, Market
of the Financial Appendix to Registrant's   for Registrant's Common
Proxy Statement in connection with          Equity and Related
its Annual Shareholders' Meeting to be      Stockholder Matters
held on April 24, 2003

Page F-29 of the Financial                  Part II, Item 6,
Appendix to Registrant's                    Selected Financial Data
Proxy Statement in connection with
its Annual Shareholders' Meeting to be
held on April 24, 2003

Pages F-30 through F-53                     Part II, Item 7,
of the Financial Appendix to Registrant's   Management's Discussion
Proxy Statement in connection with          and Analysis of Financial
its Annual Shareholders' Meeting to be      Condition and Results of
held on April 24, 2003                      Operations

Pages F-45 and F-46, and F-6 through F-12   Part II, Item 7A, Quantitative
of the Financial Appendix to Registrant's   and Qualitative Disclosures
Proxy Statement in connection with          About Market Risk
its Annual Shareholders' Meeting to be
held on April 24, 2003

Pages F-2 through F-26, F-28, and F-53      Part II, Item 8,
of the Financial Appendix to Registrant's   Financial Statements and
Proxy Statement in connection with          Supplementary Data
its Annual Shareholders' Meeting to be
held on April 24, 2003

Pages 3 through 7, 10, and 24               Part III, Item 10,
of Registrant's Proxy                       Directors and Executive
Statement in connection with                Officers of the Registrant
its Annual Shareholders' Meeting
to be held April 24, 2003

Page 9, pages 11 through 14, and 18         Part III, Item 11,
of Registrant's Proxy                       Executive Compensation
Statement in connection with its
Annual Shareholders' Meeting
to be held April 24, 2003

Pages F-20 and F-21 of the Financial        Part III, Item 12,
Appendix and pages 10 and 11, and           Security Ownership of
20 through 22 of Registrant's Proxy         Certain Beneficial Owners
Statement in connection with its            and Management and Related
Annual Shareholders'                        Stockholder Matters
Meeting to be held April 24, 2003

Page 19, and pages 21 through 24            Part III, Item 13,
of Registrant's Proxy Statement in          Certain Relationships
connection with its Annual Shareholders'    and Related Transactions
Meeting to be held April 24, 2003

Pages F-2 through F-26, and F-28            Part IV, Item 15,
of the Financial Appendix to                Exhibits, Financial Statement
Registrant's Proxy Statement in             Schedules and Reports on
connection with its Annual Shareholders'    Form 8-K
Meeting to be held on April 24, 2003

                                Table of Contents

Item No.   Caption                                                     Page No.
-------    --------                                                    --------
Part I

   Safe Harbor Statement                                                       1

         1.         Business                                                   2

         2.         Properties                                                12

         3.         Legal Proceedings                                         13

         4.         Submission of Matters to a Vote of                        13
                    Security Holders

Part II

         5.         Market for Registrant's Common Equity                     13
                    and Related Stockholder Matters

         6.         Selected Financial Data                                   14

         7.         Management's Discussion and Analysis                      14
                    of Financial Condition and Results
                    of Operations

         7A.        Quantitative and Qualitative Disclosures About
                    Market Risk                                               14

         8.         Financial Statements and Supplementary Data               14

         9.         Changes In and Disagreements With                         14
                    Accountants on Accounting and Financial Disclosure

Part III

         10.        Directors and Executive Officers of the Registrant        15

         11.        Executive Compensation                                    15

         12.        Security Ownership of Certain                             15
                    Beneficial Owners and Management and Related
                    Stockholder Matters

         13.        Certain Relationships and Related                         15
                    Transactions

         14.        Controls and Procedures                                   16

Part IV

         15.        Exhibits, Financial Statement Schedules,                  16
                    and Reports on Form 8-K

                                     Part I

Safe Harbor Statement

         Certain statements contained in this document and the exhibits hereto which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in future filings by Synovus Financial Corp. ("Synovus") with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Synovus or its management or Board of Directors, including those relating to banking and non-banking products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

         Prospective investors are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by the forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to:

         * Synovus' inability to increase its revenues derived from Financial Management Services and insurance;
         * Total System Services Inc.'s ("TSYS") inability to achieve its net income goals for 2003;
         * Synovus' inability to achieve its net income goals for banking services;
         *  Synovus' inability to control Financial Services' expenses;
         * the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted;
         * the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
         *  inflation, interest rate, market and monetary fluctuations;
         * the timely development of and acceptance of new products and services and perceived overall value of these products and services by users;
         *  changes in consumer spending, borrowing and saving habits;
         * technological changes are more difficult or expensive than anticipated;
         *  acquisitions;
         *  the ability to increase market share and control expenses;

         * the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which Synovus and its subsidiaries must comply;
         * the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board or other authoritative bodies;
         *  changes in Synovus' organization, compensation and benefit plans;
         * the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
         *  a deterioration in credit quality or a reduced demand for credit;
         * Synovus' inability to successfully manage any impact from slowing economic conditions or consumer spending;
         * the occurrence of catastrophic events that could impact Synovus or TSYS or its major customers' operating facilities, communication systems and technology or that have a material negative impact on current economic conditions or levels of consumer spending;
         * successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection;
         *  hostilities in the Middle East or elsewhere; and
         * the success of Synovus at managing the risks involved in the foregoing.

         These forward-looking statements speak only as of the date on which the statements are made, and Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

Item 1.  Business

Business and Business Segments

         Synovus is a $19 billion asset diverse financial services company which is a registered bank holding company. Synovus conducts a broad range of financial services through its banking and non-banking subsidiaries at more than 300 locations. Synovus is based in Columbus, Georgia and its stock is traded on the New York Stock Exchange under the symbol "SNV."

         Synovus is engaged in two reportable business segments: Financial Services (which is primarily involved in commercial banking activities and also provides retail banking, financial management, mortgage banking, leasing and insurance services), and Transaction Processing Services (which includes consumer credit, debit, commercial, retail and stored value card processing and related services as well as debt collection and bankruptcy management services and the provision of software solutions for commercial card management programs). See Note 16 of Notes to Consolidated Financial Statements on pages F-23 and F-24 of the Financial

Appendix to Synovus' Proxy Statement in connection with its Annual Shareholders' Meeting to be held on April 24, 2003 which is specifically incorporated herein by reference.

Financial Services Subsidiaries

         As of December 31, 2002, Synovus had 37 wholly owned first and second tier banking subsidiaries located in five states (the "Banks"). Of the 37 bank subsidiaries, 23 are located in Georgia and earn 60% of Financial Services' revenues, seven are located in Alabama and earn 17% of Financial Services' revenues, one is located in South Carolina and earns 13% of Financial Services' revenues, five are located in Florida and earn 9% of Financial Services' revenues and one is located in Tennessee and earns 1% of Financial Services' revenues.

         The Banks offer commercial banking services, including commercial, financial, agricultural and real estate loans, and retail banking services, including accepting customary types of demand and savings deposits; making individual, consumer, installment, first mortgage and second mortgage loans; offering money transfers, safe deposit services, trust, investment, IRA and Keogh services; leasing services; automated banking and electronic switch services; automated fund transfers; and bank credit card services, including MasterCard and Visa services.

         The bank-related wholly owned subsidiaries of Synovus are: (1) Synovus Securities, Inc., Columbus, Georgia, which specializes in professional portfolio management for fixed-income securities, the execution of securities transactions as a broker/dealer and the provision of individual investment advice on equity and other securities; (2) Synovus Trust Company, N.A., Columbus, Georgia, which provides trust services; (3) Synovus Mortgage Corp., Birmingham, Alabama, which offers mortgage services; (4) Synovus Insurance Services, Columbus, Georgia, which offers insurance agency services; (5) Creative Financial Group, LTD., Atlanta, Georgia, which provides financial planning services; and (6) GLOBALT, Inc., Atlanta, Georgia, which provides asset management services.

Transaction Processing and Other Affiliates

         During a portion of 2002, Synovus had one wholly owned subsidiary included in the Transaction Processing Services segment, ProCard, Inc., Golden, Colorado, which offers software solutions for commercial card management programs. ProCard was acquired from Synovus by TSYS on October 15, 2002.

Total System Services, Inc.

         Business. Established in 1983 as an outgrowth of an on-line accounting and bankcard data processing system developed for Synovus' subsidiary, Columbus Bank and Trust Company, TSYS is now one of the world's largest electronic payment processors of consumer credit, debit, commercial, stored value and retail cards. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol "TSS," TSYS provides the electronic link between buyers and sellers with a comprehensive on-line system of data processing services servicing financial and nonfinancial institutions throughout the United States, Canada, Mexico, Honduras, the Caribbean and Europe, representing more than 245 million cardholder accounts on file as of December 31, 2002. TSYS currently offers merchant services to financial institutions and other organizations in Japan through its majority owned subsidiary, GP Network Corporation, and in the United States through its joint venture, Vital Processing Services L.L.C. TSYS also offers value added products and services to support its core processing services. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention and behavior analysis tools; and revenue enhancement tools, such as loyalty programs and bonus rewards. Synovus owns 81 percent of TSYS.

         As of January 1, 2003, TSYS had five wholly owned subsidiaries: (1) Columbus Depot Equipment Company, which sells and leases computer related equipment associated with TSYS' transaction processing services; (2) Columbus Productions, Inc., which provides full-service commercial printing and related services; (3) TSYS Canada, Inc., which provides programming support and assistance with the conversion of card portfolios to TS2; (4) TSYS Total Debt Management, Inc., which provides debt collection and bankruptcy management services; and (5) ProCard, Inc., which provides software and Internet tools designed to assist organizations with the management of purchasing, travel and fleet card programs.

         TSYS also holds: (1) a 49% equity interest in a joint venture company named Total System Services de Mexico, S.A. de C.V., which provides credit card related services to Mexican banks; (2) a 50% interest in Vital Processing Services L.L.C., a joint venture with Visa U.S.A. Inc., that offers fully integrated merchant transaction and related electronic transaction processing services to financial and nonfinancial institutions and their merchant customers; and (3) a 51.46% equity interest in GP Network Corporation, a company which provides merchant processing services to financial institutions and retailers in Japan.

         Seasonality. Due to the somewhat seasonal nature of the credit card industry, TSYS' revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season.

         Major Customers. A significant amount of TSYS' revenues are derived from long-term contracts with significant customers, including certain major customers. For the year ended December 31, 2002, Bank of America Corporation and Providian Financial Corporation accounted for approximately 19% and 13%, respectively, of TSYS' total revenues. As a result, the loss of Bank of America Corporation or Providian Financial Corporation or other major or significant customers, could have a material adverse effect on TSYS' financial condition, results of operations and cash flows.

         See "Non-Interest Income" under the "Financial Review" Section on pages F-34 through F-36, "Non-Interest Expense" under the "Financial Review" Section on pages F-36 through F-38, and Note 16 of Notes to Consolidated Financial Statements on pages F-23 and F-24 of the

Financial Appendix to Synovus' Proxy Statement which are specifically incorporated herein by reference.

Intellectual Property

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

         TSYS' intellectual property portfolio is a component of its ability to be a leading electronic payment services provider. TSYS diligently protects and works to build its intellectual property rights through patent, servicemark and trade secret laws. TSYS also uses various licensed intellectual property to conduct its business. In addition to using intellectual property in its own operations, TSYS grants licenses to certain of its clients to use its intellectual property.

Acquisitions

         Synovus has pursued a strategy of acquiring banks and financial services companies which are used to augment Synovus' internal growth. See Note 2 of Notes to Consolidated Financial Statements on pages F-12 and F-13 and "Acquisitions" under the "Financial Review" Section on page F-31 of the Financial Appendix to Synovus' Proxy Statement which are specifically incorporated herein by reference.

         On February 26, 2003, Synovus completed the acquisition of FNB Newton Bankshares, Inc. in Covington, Georgia and on February 28, 2003, Synovus completed the acquisition of United Financial Holdings, Inc. in St. Petersburg, Florida.

Supervision, Regulation and Other Factors

         General. Synovus is a registered bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System ("Board") under the Bank Holding Company Act ("BHC Act"), and by the Georgia Banking Department under the bank holding company laws of the State of Georgia. Synovus became a financial holding company under the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") in April 2000. Synovus' affiliate national banking associations are subject to regulation and examination primarily by the Office of the Comptroller of the Currency ("OCC") and, secondarily, by the Federal Deposit Insurance Corporation ("FDIC") and the Board. Synovus' state-chartered banks which are not members of the Federal Reserve System are subject to primary federal regulation and examination by the FDIC. Synovus' state-chartered banks that are members of the Federal Reserve System are subject to primary federal regulation and examination by the Board. In addition, all of our state-chartered banks are regulated and examined by their respective state banking departments. Numerous other federal and state laws, as well as regulations promulgated by the Board, the state banking regulators, the OCC and the FDIC govern almost all aspects of the operations of the Banks. Various federal and state bodies regulate and supervise Synovus' non-banking subsidiaries including its brokerage, investment advisory, insurance agency and processing operations. These include, but are not limited to, the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., federal and state banking regulators and various state regulators of insurance and brokerage activities.

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

         The primary sources of funds for Synovus' payment of dividends to its shareholders are dividends and fees to Synovus from its banking and nonbanking affiliates. Various federal and state statutory provisions and regulations limit the amount of dividends that the subsidiary banks of Synovus may pay. Pursuant to the regulations of the Georgia Banking Department, a Georgia bank must have approval of the Georgia Banking Department to pay cash dividends if, at the time of such payment: (1) the ratio of Tier 1 Capital to its adjusted total assets is less than 6%; (2) the aggregate amount of dividends to be declared or anticipated to be declared during the current calendar year exceeds 50% of its net after-tax profit for the previous calendar year; or (3) its total classified assets in its most recent regulatory examination exceeded 80% of its Tier 1 Capital plus its allowance for loan losses as reflected in the examination. In general, the approval of the Alabama Banking Department, the Florida Banking Department and the Tennessee Department of Financial Institutions, as applicable, is required if the total of all dividends declared by an Alabama, Florida or Tennessee bank, as the case may be, in any year would exceed the total of its net profits, as defined by the regulatory agencies, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. In addition, the approval of the OCC is required for a national bank to pay dividends in excess of the bank's retained net income, as defined by the OCC, for the current year plus retained net income for the preceding two years. Approval of the Board is required for payment of any dividend by a state chartered bank that is a member of the Federal Reserve System and is sometimes referred to as a state member bank, if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits, as defined by regulatory agencies, for that year combined with its retained net profits for the preceding two years. In addition, a state member bank may not pay a dividend in an amount greater than its net profits then on hand.

         Federal and state banking regulations applicable to Synovus and its banking subsidiaries require minimum levels of capital which limit the amounts available for payment of dividends. See "Parent Company" under the "Financial Review" Section on page F-50 and Note 11 of Notes to Consolidated Financial Statements on pages F-19 and F-20 of the Financial Appendix to Synovus' Proxy Statement which are specifically incorporated herein by reference.

         Capital Requirements. Synovus is required to comply with the capital adequacy standards established by the Board and its banking subsidiaries must comply with similar capital adequacy standards established by the OCC, FDIC and the Board, as applicable. As a financial holding company, Synovus and each of its banking subsidiaries are required to maintain capital levels required for a well-capitalized institution, as defined in "Prompt Corrective Action" below. There are two basic measures of capital adequacy for bank holding companies and their banking subsidiaries that have been promulgated by the Board, the FDIC and the OCC: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company or a bank to be considered in compliance. See "Capital Resources" and "Dividends" under the "Financial Review" Section on pages F-48 and F-49 and Note 11 of Notes to Consolidated Financial Statements on pages F-19 and F-20 of the Financial Appendix to Synovus' Proxy Statement which are specifically incorporated herein by reference.

         Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC insured depository institutions that fail to meet applicable capital requirements. See "Prompt Corrective Action" below.

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

         Pursuant to FDICIA, the Board, the FDIC, the OCC and the Office of Thrift Supervision ("OTS") have adopted regulations setting forth a five-tier scheme for measuring the capital adequacy of the financial institutions they supervise. Under the regulations, an institution would be placed in one of the following capital categories:

         * well capitalized (an institution that has a Total Capital ratio of at least 10%, a Tier 1 Capital ratio of at least 6% and a Tier 1 Leverage Ratio of at least 5%);
         * adequately capitalized (an institution that has a Total Capital ratio of at least 8%, a Tier 1 Capital ratio of at least 4% and a Tier 1 Leverage Ratio of at least 4%);
         * undercapitalized (an institution that has a Total Capital ratio of under 8%, a Tier 1 Capital ratio of under 4% or a Tier 1 Leverage Ratio of under 4%);
         * significantly undercapitalized (an institution that has a Total Capital ratio of under 6%, a Tier 1 Capital ratio of under 3% or a Tier 1 Leverage Ratio of under 3%); and
         * critically undercapitalized (an institution whose tangible equity is not greater than 2% of total tangible assets).

         The regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines
(1) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (2) that the institution has received, and not corrected, a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. Supervisory actions by the appropriate federal banking regulator depend upon an institution's classification within the five categories. Synovus' management believes that Synovus and its significant bank subsidiaries have the requisite capital levels to qualify as well capitalized institutions under the FDICIA regulations. See Note 11 of Notes to Consolidated Financial Statements on pages F-19 and F-20 of the Financial Appendix to Synovus' Proxy Statement which is specifically incorporated herein by reference.

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

         Safety and Soundness Standards. The Federal Deposit Insurance Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholders. The federal banking agencies determined that stock valuation standards were not appropriate. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the prompt corrective action provisions of FDICIA. See "Prompt Corrective Action" above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

         Depositor Preference Statute. Federal law provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution are afforded a priority over other general unsecured claims against such institution, including federal funds and letters of credit, in the liquidation or other resolution of the institution by any receiver.

         TSYS. TSYS is subject to being examined, and is indirectly regulated, by federal and state financial institution regulatory agencies which regulate the financial institutions for which TSYS provides electronic payment processing services. Matters reviewed and examined by these federal and state financial institution regulatory agencies have included TSYS' internal controls in connection with its present performance of electronic payment processing services, and the agreements pursuant to which TSYS provides such services.

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

         As of December 31, 2002, Synovus was the second largest bank holding company headquartered in Georgia, based on assets. Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. Although the market share of Synovus varies in different markets, Synovus believes that its affiliates effectively compete with other banks and thrifts in their relevant market areas.

         Transaction Processing. TSYS encounters vigorous competition in providing card processing services from several different sources. Most of the national market in third party card processors is presently being provided by approximately four vendors. TSYS believes that it is the second largest third party card processor in the United States. In addition, TSYS competes with in-house processors and with software vendors which provide their products to institutions which process in-house. TSYS is presently encountering, and in the future anticipates continuing to encounter, substantial competition from card associations, data processing and card computer service firms and other such third party vendors located throughout the United States. Based upon available market share data, TSYS believes that at the end of 2002 it held a 21% share of the domestic Visa and MasterCard consumer card processing market, an 86% share of the Visa and MasterCard domestic commercial card processing market, an 18% share of the domestic retail card processing market and a 4% share of the domestic off-line debit processing market. In addition to processing cards for United States clients, TSYS also holds an approximately 25% market share of the Mexican credit card processing market, an approximately

33% share of the Canadian credit card processing market and an approximately 21% share of the United Kingdom credit card processing market. TSYS believes that as of December 31, 2002 it is the world's largest third party processor of international accounts.

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

Employees

         On December 31, 2002, Synovus had 10,406 full time employees, 5,121 of whom are employees of TSYS.

Selected Statistical Information

         The "Financial Review" Section, which is set forth on pages F-30 through F-52 and the "Summary of Quarterly Financial Data" Section which is set forth on page F-53 of the Financial Appendix to Synovus' Proxy Statement, which includes the information encompassed within "Selected Statistical Information," are specifically incorporated herein by reference.

Website Access

         Synovus' website address is www.synovus.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at the investor relations section of our website under the heading "Financial Information." These reports are available on our website as soon as reasonably practicable after we electronically file then with the SEC.

Item 2.  Properties

         Synovus and its subsidiaries own, in some cases subject to mortgages or other security interests, or lease all of the real property and/or buildings on which it is located. All of such buildings are in a good state of repair and are appropriately designed for the purposes for which they are used.

         Synovus and its Financial Services subsidiaries own 271 facilities encompassing approximately 2,078,500 square feet and lease 91 facilities encompassing approximately 545,500 square feet.

         See Note 7 and Note 10 of Notes to Consolidated Financial Statements on pages F-16 through F-19 of the Financial Appendix to Synovus' Proxy Statement which are specifically incorporated herein by reference.

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

         TSYS entered into an operating lease for the purpose of financing its 540,000 square foot new campus type facility on approximately 46 acres of land in downtown Columbus, Georgia, which lease was renewed for a period of up to twelve months in November, 2002. The campus facility serves as TSYS' corporate headquarters and houses administrative, client contact and programming team members. The campus facility consolidated most of TSYS' multiple Columbus locations.

Item 3.  Legal Proceedings

         See Note 10 of Notes to Consolidated Financial Statements on pages F-17 through F-19 of the Financial Appendix to Synovus' Proxy Statement which is specifically incorporated herein by reference.

         The lawsuit seeking class action treatment that was previously pending against one of Synovus' Alabama banking subsidiaries that involved the receipt of commissions by that subsidiary in connection with the sale of credit life insurance to its consumer credit customers and the charging of an interest surcharge and a processing fee in connection with the consumer loans made by that subsidiary was settled by Synovus through a $3,500 payment to the named plaintiff. The lawsuit was dismissed, with prejudice to the named plaintiff, and without prejudice to the class claims, on February 27, 2003.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Shares of common stock of Synovus are traded on the New York Stock Exchange under the symbol "SNV." See "Capital Resources" and "Dividends" under the "Financial Review"

Section which are set forth on pages F-48 and F-49 and Note 13 of Notes to Consolidated Financial Statements on pages F-20 and F-21 of the Financial Appendix to Synovus' Proxy Statement which are specifically incorporated herein by reference.

         On May 31, 2002, Synovus completed the acquisition of GLOBALT, Inc. See
Note 2 of Notes to Consolidated Financial Statements on pages F-12 and F-13 of the Financial Appendix to Synovus' Proxy Statement which is specifically incorporated herein by reference. The shares of Synovus stock issued in connection with the acquisition of GLOBALT were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

Item 6.  Selected Financial Data

         The "Selected Financial Data" Section which is set forth on page F-29 of the Financial Appendix to Synovus' Proxy Statement is specifically incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The "Financial Review" Section which is set forth on pages F-30 through F-52 and the "Summary of Quarterly Financial Data" Section which is set forth on page F-53 of the Financial Appendix to Synovus' Proxy Statement which include the information encompassed by "Management's Discussion and Analysis of Financial Condition and Results of Operations," are specifically incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         See "Market Risk and Interest Rate Sensitivity" and "Derivative Instruments for Interest Rate Risk Management" under the "Financial Review" Section which are set forth on pages F-45 and F-46 and Note 1 of Notes to Consolidated Financial Statements on pages F-6 through F-12 of the Financial Appendix to Synovus' Proxy Statement which are specifically incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The "Summary of Quarterly Financial Data" Section which is set forth on page F-53 and the "Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders' Equity, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements and Independent Auditors' Report" Sections which are set forth on pages F-2 through F-26 and F-28 of the Financial Appendix to Synovus' Proxy Statement are specifically incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

         The "ELECTION OF DIRECTORS" Section which is set forth on pages 3 through 7, the "EXECUTIVE OFFICERS" Section which is set forth on page 10 and the "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE SECTION" which is set forth on page 24 of Synovus' Proxy Statement are specifically incorporated herein by reference.

Item 11.  Executive Compensation

         The "DIRECTORS' COMPENSATION" Section which is set forth on page 9, the "EXECUTIVE COMPENSATION - Summary Compensation Table; Stock Option Exercises and Grants; and Employment Contracts and Change in Control Arrangements" Sections which are set forth on pages 11 through 14 and the "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" Section which is set forth on page 18 of Synovus' Proxy Statement are specifically incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         See Note 13 of Notes to Consolidated Financial Statements on pages F-20 and F-21 of the Financial Appendix to Synovus' Proxy Statement which is specifically incorporated herein by reference.

         The "STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS" Section which is set forth on pages 10 and 11, the "PRINCIPAL SHAREHOLDERS" Section which is set forth on page 20, and the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - TSYS Stock Ownership of Directors and Management" Section which is set forth on pages 21 and 22 of Synovus' Proxy Statement are specifically incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         The "TRANSACTIONS WITH MANAGEMENT" Section which is set forth on page 19, the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - Beneficial Ownership of TSYS Stock by Columbus Bank" Section which is set forth on page 21, the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES
- Interlocking Directorates of Synovus, Columbus Bank and TSYS" Section which is set forth on page 21 and the "RELATIONSHIPS BETWEEN SYNOVUS, COLUMBUS BANK, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - Transactions and Agreements Between Synovus, Columbus Bank, TSYS and

Certain of Synovus' Subsidiaries" Section which is set forth on pages 22 through 24 of Synovus' Proxy Statement are specifically incorporated herein by reference.

Item 14. Controls and Procedures

         We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer have concluded that the design and operation of our disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)  1.  Financial Statements

                  The following Consolidated Financial Statements of Synovus Financial Corp. and its subsidiaries are specifically incorporated by reference from pages F-2 through F-26 and F-28 of the Financial Appendix to Synovus' Proxy Statement in response to Item 8, Part II, Financial Statements and Supplementary Data.

                    Consolidated Balance Sheets - December 31, 2002 and 2001

                    Consolidated Statements of Income - Years Ended December 31, 2002, 2001 and 2000

                    Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 31, 2002, 2001 and 2000

                    Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000

                    Notes to Consolidated Financial Statements - December 31, 2002, 2001 and 2000

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

                  3.2 Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 4.2 of Synovus' Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 16, 2003
                              (File No. 333-102370).

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

                  10.4 Synovus Financial Corp. 2002 Long-Term Incentive Plan incorporated by reference to Exhibit 10.4 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on March 21, 2002.

                  10.5 Synovus Financial Corp. Deferred Stock Option Plan incorporated by reference to Exhibit 10.5 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on March 21, 2002.

                  10.6 Consulting Agreement of H. Lynn Page with Synovus incorporated by reference to Exhibit 10.6 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 29, 1993.

                  10.7 Synovus Financial Corp. Directors' Deferred Compensation Plan incorporated by reference to
                              Exhibit 10.7 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on March 21, 2002.

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

                  10.17 Synovus Financial Corp./Total System Services, Inc. Deferred Compensation Plan incorporated by reference to Exhibit 10.17 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on March 21, 2002.

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

                  20.1 Proxy Statement, including Financial Appendix, for the Annual Meeting of Shareholders of Synovus to be held on April 24, 2003, certain specified pages of which are specifically incorporated herein by reference.

                  21.1        Subsidiaries of Synovus Financial Corp.

                  23.1        Independent Auditors' Consents.

                  24.1 Powers of Attorney contained on the signature pages of the 2002 Annual Report on Form 10-K.

                  99.1 Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2002 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

                  99.2 Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2002 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

                  99.3 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley
                              Act of 2002.

                  99.4 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         Synovus agrees to furnish the Commission, upon request, a copy of each instrument with respect to issues of long-term debt. The principal amount of any individual instrument, which has not been previously filed, does not exceed ten percent of the total assets of Synovus and its subsidiaries on a consolidated basis.

         (b)  Reports on Form 8-K

                  On October 15, 2002, Synovus filed a Form 8-K with the Commission in connection with the announcement of its earnings for the third quarter of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SYNOVUS FINANCIAL CORP.
                                  (Registrant)

         March 20, 2003           By: /s/James H. Blanchard
                                     ------------------------------------------
                                         James H. Blanchard,
                                         Chairman of the Board and
                                         Principal Executive Officer

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


/s/William B. Turner                                Date: March 20, 2003
--------------------------------------------
William B. Turner,
Director and Chairman of
the Executive Committee


/s/James H. Blanchard                               Date: March 20, 2003
--------------------------------------------
James H. Blanchard,
Chairman of the Board and
Principal Executive Officer

/s/James D. Yancey                                  Date: March 20, 2003
--------------------------------------------
James D. Yancey,
President and Director


/s/Richard E. Anthony                               Date: March 20, 2003
--------------------------------------------
Richard E. Anthony,
Vice Chairman of the Board


/s/Walter M. Deriso, Jr.                            Date: March 20, 2003
--------------------------------------------
Walter M. Deriso, Jr.,
Vice Chairman of the Board


/s/Elizabeth R. James                               Date: March 20, 2003
--------------------------------------------
Elizabeth R. James,
Vice Chairman of the Board


/s/Thomas J. Prescott                               Date: March 20, 2003
--------------------------------------------
Thomas J. Prescott,
Executive Vice President,
Principal Accounting and Financial Officer


                                                    Date: March __, 2003
--------------------------------------------
Daniel P. Amos,
Director


                                                    Date: March __, 2003
--------------------------------------------
Joe E. Beverly,
Director


/s/Richard Y. Bradley                               Date: March 20, 2003
--------------------------------------------
Richard Y. Bradley,
Director


                                                    Date: March __, 2003
--------------------------------------------
C. Edward Floyd,
Director

/s/Gardiner W. Garrard, Jr.                         Date: March 20, 2003
--------------------------------------------
Gardiner W. Garrard, Jr.,
Director


                                                    Date: March __, 2003
--------------------------------------------
V. Nathaniel Hansford,
Director


/s/John P. Illges, III                              Date: March 20, 2003
--------------------------------------------
John P. Illges, III,
Director


                                                    Date: March __, 2003
--------------------------------------------
Alfred W. Jones III,
Director


/s/Mason H. Lampton                                 Date: March 20, 2003
--------------------------------------------
Mason H. Lampton,
Director


                                                    Date: March __, 2003
--------------------------------------------
Elizabeth C. Ogie,
Director


/s/H. Lynn Page                                     Date: March 20, 2003
--------------------------------------------
H. Lynn Page,
Director


                                                    Date: March __, 2003
--------------------------------------------
Melvin T. Stith,
Director

                    Certification of Chief Executive Officer

I, James H. Blanchard, certify that:

1.       I have reviewed this annual report on Form 10-K of Synovus Financial
         Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 20, 2003                  /s/James H. Blanchard
                                       ------------------------------------
                                          James H. Blanchard
                                          Chief Executive Officer

                    Certification of Chief Financial Officer

I, Thomas J. Prescott,  certify that:

1.       I have reviewed this annual report on Form 10-K of Synovus Financial
         Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 20, 2003                       /s/Thomas J. Prescott
                                            -------------------------------
                                               Thomas J. Prescott
                                               Chief Financial Officer