Form 10-K/A
period 2002-12-31
SYNOVUS FINANCIAL CORP
filed 2003-04-22
CIK 18349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002 or
                                            ------------------
[ ]   Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from         to
                                                         ---------  ----------

Commission file number     1-10312

                             SYNOVUS FINANCIAL CORP.
             (Exact Name of Registrant as specified in its charter)

     Georgia                                                 58-1134883
(State or other jurisdiction of incorporation               (I.R.S. Employer
 or organization)                                            Identification No.)

One Arsenal Place, 901 Front Avenue
Suite 301, Columbus, Georgia                                 31901
(Address of principal executive offices)                     (Zip Code)
(Registrant's telephone number, including area code)         (706) 649-5220

           Securities registered pursuant to Section 12(b) of the Act:
  Title of each class                  Name of each exchange on which registered
  -------------------                  -----------------------------------------
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

         The undersigned registrant hereby amends Item 15 of its Annual
Report on Form 10-K for the year ended December 31, 2002 by adding Exhibit 99.1, the Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2002 and by adding Exhibit 99.2, the Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2002 as set forth below and in the attached exhibits.

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

              23.1* Independent Auditors' Consents.

              24.1 Powers of Attorney contained on the signature pages of the 2002 Annual Report on Form 10-K.

              99.1* Annual Report on Form 11-K for the Synovus Financial Corp.
                    Employee Stock Purchase Plan for the year ended December 31, 2002.

              99.2* Annual Report on Form 11-K for the Synovus Financial Corp.
                    Director Stock Purchase Plan for the year ended December 31, 2002.

              99.3* Certification of Chief Executive Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

              99.4* Certification of Chief Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

              *Filed herewith.

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

Filings\snv\11knew.doc

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SYNOVUS FINANCIAL CORP.
                                            (Registrant)

         April 22, 2003
                                            By:/s/James H. Blanchard
                                               --------------------------------
                                               James H. Blanchard,
                                               Chairman of the Board and
                                               Principal Executive Officer

                    Certification of Chief Executive Officer

I, James H. Blanchard, certify that:

1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Synovus Financial Corp.;

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


Date:  April 22, 2003                      /s/James H. Blanchard
                                           -------------------------------------
                                              James H. Blanchard
                                              Chief Executive Officer

                    Certification of Chief Financial Officer

I, Thomas J. Prescott,  certify that:

1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Synovus Financial Corp.;

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


Date:  April 22, 2003                      /s/Thomas J. Prescott
                                           -------------------------------------
                                              Thomas J. Prescott
                                              Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number        Description

23.1          Independent Auditors' Consents

99.1          Annual Report on Form 11-K for the Synovus Financial Corp.
              Employee Stock Purchase Plan for the year ended
              December 31, 2002.

99.2          Annual Report on Form 11-K for the Synovus Financial Corp.
              Director Stock Purchase Plan for the year ended
              December 31, 2002.

99.3          CEO Certification

99.4          CFO Certification