Form 10-Q
period 2003-03-31
SYNOVUS FINANCIAL CORP
filed 2003-05-15
CIK 18349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For the Quarterly Period Ended March 31, 2003
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


                                 (706) 649-2401
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES    X       NO
                         -------       ---------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                      YES    X       NO
                         -------       ---------

At April 30, 2003, 303,611,182 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.



                             SYNOVUS FINANCIAL CORP.

                                      INDEX

                                                                                               Page
Part I.           Financial Information                                                       Number
                                                                                              ------
     Item 1.      Financial Statements

                  Consolidated Balance Sheets (unaudited)
                  March 31, 2003 and December 31, 2002                                          3

                  Consolidated Statements of Income (unaudited)
                  Three Months Ended March 31, 2003 and 2002                                    4

                  Consolidated Statements of Cash Flows (unaudited)
                  Three Months Ended March 31, 2003 and 2002                                    5

                  Notes to Consolidated Financial Statements (unaudited)                        6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          14

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk                   30


     Item 4.      Controls and Procedures                                                      31

Part II.          Other Information                                                            32

     Item 6.      (a)   Exhibits                                                               32

                  (b) Reports on Form 8-K                                                      32

Signature Page                                                                                 33

Certification of Chief Executive Officer                                                       34

Certification of Chief Financial Officer                                                       36

Exhibit Index                                                                                  38


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

                         PART I. FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                            SYNOVUS FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                         March 31,          December 31,
(In thousands, except share and per share data)                            2003                 2002
                                                                        ----------           ----------
ASSETS
Cash and due from banks                                               $    745,517              741,092
Interest earning deposits with banks                                         4,457                5,055
Federal funds sold and securities purchased under resale agreements        189,661               92,709
Mortgage loans held for sale                                               378,900              245,858
Investment securities available for sale                                 2,307,736            2,237,725

Loans, net of unearned income                                           15,551,328           14,463,909
Allowance for loan losses                                                 (216,989)            (199,841)
                                                                        ----------           ----------
      Loans, net                                                        15,334,339           14,264,068
                                                                        ----------           ----------

Premises and equipment, net                                                656,507              616,355
Contract acquisition costs and computer software, net                      330,448              324,026
Goodwill and other intangible assets, net                                  115,237              118,506
Other assets                                                               540,999              390,852
                                                                        ----------           ----------
      Total assets                                                    $ 20,603,801           19,036,246
                                                                        ==========           ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Non-interest bearing                                               $  2,514,136            2,303,375
   Interest bearing                                                     12,699,956           11,625,459
                                                                        ----------           ----------
      Total deposits                                                    15,214,092           13,928,834
Federal funds purchased and securities sold under repurchase agreements    966,683            1,275,084
Long-term debt                                                           1,713,844            1,336,200
Billings in excess of costs on uncompleted contracts                        29,722                   --
Other liabilities                                                          360,072              338,176
                                                                        ----------           ----------
      Total liabilities                                                 18,284,413           16,878,294
                                                                        ----------           ----------
Minority interest in consolidated subsidiaries                             122,372              117,099
Company-obligated mandatory redeemable capital
   securities of subsidiary trusts                                          16,750                   --

Shareholders' equity:
   Common stock - $1.00 par value; Authorized  600,000,000 shares;
      issued 305,346,728 in 2003 and 300,573,027 in 2002; outstanding
      305,171,464 in 2003 and 300,397,763 in 2002                          305,347              300,573
   Surplus                                                                 406,494              305,718
   Treasury stock - 175,264 shares in 2003 and 2002                         (1,285)              (1,285)
   Unamortized restricted stock                                               (132)                (146)
   Accumulated other comprehensive income                                   40,413               46,113
   Retained earnings                                                     1,429,429            1,389,880
                                                                        ----------           ----------
      Total shareholders' equity                                         2,180,266            2,040,853
                                                                        ----------           ----------
      Total liabilities and shareholders' equity                      $ 20,603,801           19,036,246
                                                                        ==========           ==========
See accompanying notes to consolidated financial statements.

                            SYNOVUS FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                               Three Months Ended
                                                                     March 31,
                                                            ------------------------
(In thousands, except per share data)                           2003           2002
                                                            --------         -------
Interest income:
        Loans, including fees                              $ 230,850         223,469
        Investment securities:
                U.S. Treasury and U.S. Government agencies    13,673          14,941
                Mortgage-backed securities                     7,827          10,949
                State and municipal                            2,912           2,890
                Other investments                                889             840
        Mortgage loans held for sale                           3,194           4,603
        Federal funds sold and securities purchased
                under resale agreements                          404             367
        Interest earning deposits with banks                       8              14
                                                          ----------      ----------
                Total interest income                        259,757         258,073
                                                          ----------      ----------
Interest expense:
        Deposits                                              57,732          66,094
        Federal funds purchased and securities sold
                under repurchase agreements                    3,718           5,503
        Long-term debt                                        16,724          13,859
                                                          ----------      ----------
                Total interest expense                        78,174          85,456
                                                          ----------      ----------
                Net interest income                          181,583         172,617
Provision for losses on loans                                 20,304          13,109
                                                          ----------      ----------
                Net interest income after provision
                        for losses on loans                  161,279         159,508
                                                          ----------      ----------
Non-interest income:
        Electronic payment processing services               180,927         160,066
        Service charges on deposit accounts                   24,683          22,172
        Fees for trust services                                6,652           6,916
        Brokerage revenue                                      4,937           4,644
        Mortgage banking income                               15,688           8,739
        Credit card fees                                       5,710           4,796
        Securities gains, net                                     60             929
        Other fee income                                       5,725           4,746
        Other operating income                                22,399          19,115
                                                          ----------      ----------
Non-interest income before reimbursable items                266,781         232,123
        Reimbursable items                                    58,474          56,990
                                                          ----------      ----------
                Total non-interest income                    325,255         289,113
                                                          ----------      ----------
Non-interest expense:
        Salaries and other personnel expense                 158,641         142,071
        Net occupancy and equipment expense                   69,537          61,069
        Other operating expenses                              53,339          54,201
                                                          ----------      ----------
Non-interest expense before reimbursable items               281,517         257,341
        Reimbursable items                                    58,474          56,990
                                                          ----------      ----------
                Total non-interest expense                   339,991         314,331
                                                          ----------      ----------
Minority interest in subsidiaries' net income                  6,144           5,088

                Income before income taxes                   140,399         129,202
Income tax expense                                            50,480          46,450
                                                          ----------      ----------
                Net income                                 $  89,919          82,752
                                                          ==========      ==========
Net income per share :
        Basic                                              $    0.30            0.28
                                                          ==========      ==========
        Diluted                                                 0.30            0.28
                                                          ==========      ==========
Weighted average shares outstanding:
        Basic                                                302,067         294,927
                                                          ==========      ==========
        Diluted                                              304,002         300,158
                                                          ==========      ==========

See accompanying notes to consolidated financial statements.

                            SYNOVUS FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                        -----------------------
(In thousands)                                                             2003          2002
                                                                        -----------   ---------
Operating Activities
   Net Income                                                      $      89,919         82,752
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for losses on loans                                    20,304         13,109
         Depreciation, amortization, and accretion, net                   27,812         22,084
         (Increase) decrease in interest receivable                       (2,923)         2,285
         Increase (decrease) in interest payable                           5,504         (4,102)
         Minority interest in subsidiaries' net income                     6,144          5,088
         (Increase) decrease in mortgage loans held for                 (133,042)       175,338
         Billings in excess of costs on uncompleted contracts             29,722             --
         Other, net                                                        1,714         33,129
                                                                        ---------      ---------
              Net cash provided by operating activities                   45,154        329,683
                                                                        ---------      ---------
Investing Activities
   Net cash paid for acquisitions                                        (39,355)            --
   Net decrease in interest earning deposits with banks                      598            914
   Net increase in federal funds sold
      and securities purchased under resale agreements                   (64,717)      (108,079)
   Proceeds from maturities and principal collections of
      investment securities available for sale                           409,809        175,507
   Proceeds from sales of investment securities available for sale        27,588         32,291
   Purchases of investment securities available for sale                (451,007)      (211,589)
   Net increase in loans                                                (471,299)      (289,950)
   Purchases of premises and equipment                                   (39,151)       (38,855)
   Proceeds from disposals of premises and equipment                         730          4,301
   Proceeds from sales of other real estate                                1,687          2,626
   Increase in contract acquisition costs                                 (8,765)        (9,177)
   Additions to computer software                                        (15,456)       (15,690)
                                                                        ---------      ---------
              Net cash used by investing activities                     (649,338)      (457,701)
                                                                        ---------      ---------
Financing Activities
   Net increase in demand and savings deposits                           281,610        310,337
   Net  increase (decrease) in certificates of deposit                   316,597         (5,527)
   Net decrease in federal funds purchased
      and securities sold under repurchase agreements                   (308,401)      (357,614)
   Principal repayments on long-term debt                                 (5,286)          (101)
   Proceeds from issuance of long-term debt                              371,930         61,900
   Dividends paid to shareholders                                        (50,372)       (37,135)
   Proceeds from issuance of common stock                                  2,531          5,765
                                                                        ---------      ---------
              Net cash provided (used) by financing activities           608,609        (22,375)
                                                                        ---------      ---------

Increase (decrease) in cash and due from banks                             4,425       (150,393)
Cash and due from banks at beginning of period                           741,092        648,179
                                                                        ---------      ---------
Cash and due from banks at end of period                           $     745,517        497,786
                                                                        =========      =========

See accompanying notes to consolidated financial statements.

                             SYNOVUS FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Synovus Financial Corp. (Synovus) consolidated financial statements and related notes appearing in the 2002 annual report previously filed on Form 10-K.

Note B - Supplemental Cash Flow Information
-------------------------------------------

For the three months ended March 31, 2003 and 2002, Synovus paid income taxes (net of refunds received) of $6.0 million and $1.7 million, respectively. For the three months ended March 31, 2003 and 2002, Synovus paid interest of $83.7 million and $89.6 million, respectively.

Cash flows used by TSYS in additions to computer software for the three months ended March 31, 2003 and 2002 are summarized as follows:

          (In thousands)                                       March 31, 2003                  March 31, 2002
                                                        -----------------------------    ----------------------------
          Purchased programs                           $                      11,502     $                      5,780
          Developed software                                                   3,954                           10,088
                                                       -----------------------------     -----------------------------
              Total                                    $                      15,456     $                     15,868
                                                        =============================    ============================

Cash flows used by TSYS in additions to contract acquisition costs for the three months ended March 31, 2003 and 2002 are summarized as follows:

          (In thousands)                                       March 31, 2003                  March 31, 2002
                                                        -----------------------------    ----------------------------
          Conversion costs                             $                       5,765     $                      2,677
          Payments for processing rights                                       3,000                            6,500
                                                        -----------------------------    ----------------------------
              Total                                    $                       8,765     $                      9,177
                                                        =============================    ============================

Noncash investing activities consisted of loans of approximately $5.3 million and $3.2 million, which were foreclosed and transferred to other real estate during the three months ended March 31, 2003 and 2002, respectively. The more significant noncash items relating to the acquisitions of FNB Newton Bankshares, Inc. and United Financial Holdings, Inc. consist of $623.4 million in loans, $64.1 million in investment ecurities available for sale, and $687.1 million in deposits.

Note C - Other Comprehensive Income (Loss)
------------------------------------------

Other comprehensive income (loss) consists of net unrealized gains (losses) on securities available for sale, net unrealized gains (losses) on cash flow hedges, and foreign currency translation adjustments. Comprehensive income consists of net income plus other comprehensive income (loss). Comprehensive income for the three months ended March 31, 2003 and 2002 was $84.2 million and $71.2 million, respectively.

Note D - Stock-Based Compensation
---------------------------------

Synovus accounts for its fixed stock-based compensation in accordance with the provisions set forth in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. In accordance with APB Opinion No. 25, compensation expense is recorded on the grant date only to the extent that the current market price of the underlying stock exceeds the exercise price on the grant date.

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value based method of accounting for stock-based compensation plans. As allowed by SFAS No. 123, Synovus has elected to apply the accounting method prescribed under APB Opinion No. 25, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure".

If Synovus had determined compensation expense based on the fair value at the grant date for its stock options granted during the years 1997 through 2003 under SFAS No. 123, net income and earnings per share for the quarters ended March 31, 2003 and 2002 would have been reduced to the pro forma amounts indicated in the following table.

(In thousands, except
per share data)                                                        2003          2002
                                                                       ----          ----
Net income as reported                                      $        89,919        82,752
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects                    (2,152)       (3,368)
                                                                    -------       -------
Net income - pro forma                                      $        87,767        79,384
                                                                    =======       =======
Earnings per share:
Basic - as reported                                         $          0.30          0.28
Basic - pro forma                                                      0.29          0.27
Diluted - as reported                                                  0.30          0.28
Diluted - pro forma                                                    0.29          0.26


Note E - Business Combinations
------------------------------

On February 27, 2003, Synovus acquired all the issued and outstanding common shares of FNB Newton Bankshares, Inc. (FNB), a $375 million asset bank holding company with a net book value of approximately $34.0 million and the parent company of First Nation Bank, headquartered in Covington, Georgia. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of FNB's operations have been included in the consolidated financial statements beginning March 1, 2003.

The aggregate purchase price was $96.0 million, consisting of 2,253,627 shares of Synovus common stock valued at $46.4 million, $46.4 million in cash, stock options valued at $3.2 million, and $23 thousand in direct acquisition costs (which consist primarily of external legal and accounting fees). The value of the common stock issued was determined based on the average market price of Synovus' common stock over the 2-day period before and after the terms of the acquisition were agreed to and announced. The fair value of the stock options was determined based on the Black-Scholes option pricing model.

On February 28, 2003 Synovus acquired all the issued and outstanding common shares of United Financial Holdings, Inc. (United Financial). United Financial, a $429 million asset bank holding company with a net book value of approximately $23.5 million, is the parent company of United Bank, in St. Petersburg, Florida, United Bank of the Gulf Coast, in Sarasota, Florida, United Trust Company, and EPW Investment Management, Inc. The acquisition was accounted for using the purchase method of accounting and accordingly, the results of United Financial's operations have been included in the consolidated financial statements beginning March 1, 2003.

The aggregate purchase price was $87.5 million, consisting of 2,388,087 shares of Synovus common stock valued at $49.6 million, $34.0 million in cash, stock options valued at $3.7 million, and $203 thousand in direct acquisition costs (which consist primarily of external legal and accounting fees). The value of the common stock issued was determined based on the average market price of Synovus' common stock over the 2-day period before and after the terms of the acquisition were agreed to and announced. The fair value of the stock options was determined based on the Black-Scholes option pricing model.

Synovus has not yet completed the allocation of the purchase prices of the aforementioned acquisitions to the respective assets acquired and liabilities assumed. It is expected that such purchase price allocations will be completed in the second quarter, and will result in the majority of the excess purchase prices being recorded as goodwill.

Proforma information relating to the impact of these two acquisitions on Synovus' consolidated financial statements, assuming such acquisitions had occurred at the beginning of the periods reported, is not presented as such impact is not significant.

Note F - Operating Segments
---------------------------

Synovus has two reportable segments: Financial Services and Transaction Processing Services. The Financial Services segment is predominately involved in commercial banking activities and also provides retail banking, financial management, mortgage, and insurance services. The Transaction Processing Services segment primarily provides electronic payment processing services to card-issuing institutions in the United States, Mexico, Canada, Honduras, Europe, and the Caribbean. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the 2002 annual report previously filed on Form 10-K. All inter-segment services provided are charged at the same rates as those charged to unaffiliated customers. Such services are included in the net income of the respective segments and are eliminated to arrive at consolidated totals.

Segment information as of and for the three months ended March 31, 2003 and 2002 is presented in the following table:

Three months ended March 31, 2003 and 2002
                                                                           Transaction
                                                             Financial     Processing
(In thousands)                                                Services      Services (a)    Eliminations       Consolidated
--------------------------------------------------------------------------------------------------------------------------
Interest income                                2003          $ 259,757            340        (340)  (b)        $  259,757
                                               2002            258,073            268        (268)  (b)           258,073
--------------------------------------------------------------------------------------------------------------------------
Interest expense                               2003             78,502             12        (340)  (b)            78,174
                                               2002             85,711             13        (268)  (b)            85,456
--------------------------------------------------------------------------------------------------------------------------
Net interest income                            2003            181,255            328            -                181,583
                                               2002            172,362            255            -                172,617
--------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                      2003             20,304              -            -                 20,304
                                               2002             13,109              -            -                 13,109
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision            2003            160,951            328            -                161,279
     for loan losses                           2002            159,253            255            -                159,508
--------------------------------------------------------------------------------------------------------------------------
Total non-interest income                      2003             74,028        255,225      (3,998)  (c)           325,255
                                               2002             59,444        232,320      (2,651)  (c)           289,113
--------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                     2003            135,804        208,185      (3,998)  (c)           339,991
                                               2002            124,910        192,072      (2,651)  (c)           314,331
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                     2003             99,175         47,368      (6,144)  (d)           140,399
                                               2002             93,787         40,503      (5,088)  (d)           129,202
--------------------------------------------------------------------------------------------------------------------------
Income tax expense                             2003             34,966         15,514            -                 50,480
                                               2002             33,193         13,257            -                 46,450
--------------------------------------------------------------------------------------------------------------------------
Net income                                     2003             64,209         31,854      (6,144)  (d)            89,919
                                               2002             60,594         27,246      (5,088)  (d)            82,752
--------------------------------------------------------------------------------------------------------------------------
Total assets                                   2003         19,890,450        824,328    (110,977)  (e)        20,603,801
                                               2002         16,101,865        693,401     (69,532)  (e)        16,725,734
--------------------------------------------------------------------------------------------------------------------------

(a) Includes equity in income of joint ventures, which is included in other operating income.
(b) Interest on TSYS' cash deposits with the Financial Services segment.
(c) Principally, electronic payment processing services provided by TSYS to the Financial Services segment.
(d) Minority interest in TSYS and GP Network Corporation (a TSYS subsidiary).
(e) Primarily, TSYS' cash deposits with the Financial Services segment.


Note G - Dividends Per Share
----------------------------

Dividends declared per share for the quarter ended March 31, 2003 were $.17, up 11.8% from $.15 for the first quarter of 2002.

Note H - Legal Proceedings
--------------------------

Synovus and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of its business. Any litigation is vigorously defended by Synovus and in the opinion of management, based on consultation with external legal counsel, any outcome of such litigation would not materially affect the consolidated financial position or results of operations.

A lawsuit seeking class action treatment that was previously pending against one of Synovus' Alabama banking subsidiaries that involved the receipt of commissions by that subsidiary in connection with the sale of credit life insurance to its consumer credit customers and the charging of an interest surcharge and a processing fee in connection with consumer loans made by that subsidiary was settled by Synovus through a $3,500 payment to the named plaintiff. The lawsuit was dismissed, with prejudice to the named plaintiff, and without prejudice to the class claims, on February 27, 2003.

Note I - Derivative Instruments
-------------------------------

As part of its overall interest rate risk management activities, Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risks. These derivative instruments consist of commitments to sell fixed-rate mortgage loans and interest rate swaps. The interest rate lock commitments made to prospective mortgage loan customers also represent derivative instruments since it is intended that such loans will be sold.

Commitments to sell fixed-rate mortgage loans are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding commitments to originate residential mortgage loans for resale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days.

Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus will ordinarily enter into offsetting positions in order to minimize the risk to Synovus. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.

Interest rate swap transactions generally involve the exchange of fixed-rate and floating-rate interest payment obligations without the exchange of the underlying principal amounts. Entering into interest rate contracts involves not only interest rate risk, but also the risk of counterparties' failure to fulfill their legal obligations. Notional principal amounts often are used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.

Note J - Recent Accounting Pronouncements
-----------------------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations." SFAS No. 143 requires Synovus to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. It also requires that a corresponding asset be recorded which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. Synovus adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on Synovus' financial condition or results of operations.

In October 2001, the FASB issued Statement No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

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

In July 2002, the FASB issued Statement No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 (EITF No. 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of SFAS No. 146 will have a material impact on Synovus' financial condition or results of operations.

In October 2002, the FASB issued Statement No. 147 (SFAS No. 147), "Acquisitions of Certain Financial Institutions". SFAS No. 147 amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and SFAS No. 144. SFAS No. 147 also amends FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17, When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method". SFAS No. 147 applies to all financial institution acquisitions except those between two or more mutual enterprises. The statement was effective on October 1, 2002. The adoption of SFAS No. 147 did not have a material impact on Synovus' financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34". This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on Synovus' financial condition or results of operations.

At the November 21, 2002 meeting of the FASB's Emerging Issues Task Force
(EITF), the EITF ratified as a consensus the tentative conclusions it reached at its October 25, 2002 meeting, regarding EITF Issue No. 00-21 (EITF No. 00-21), "Accounting for Revenue Arrangements with Multiple Deliverables". EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Those activities may involve the delivery or performance of multiple products, services, and/or rights to use assets, and performance may occur at different points in time or over different periods of time. The arrangements are often accompanied by initial installation, initiation, or activation services, and generally involve either a fixed fee or a fixed fee coupled with a continuing payment stream. The continuing payment stream generally corresponds to the continuing performance, and may be fixed, variable based on future performance, or composed of a combination of fixed and variable payments. EITF No. 00-21 addresses how to account for those arrangements, and is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may also elect to report the change in accounting as a cumulative effect adjustment, in which case disclosure should be made, in periods subsequent to the date of initial application, of the amount of recognized revenue that was previously included in the cumulative effect adjustment. Management has not yet determined the effect of EITF No. 00-21 on Synovus' financial condition, results of operations, and cash flows.

In December 2002, the FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 amends Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required beginning with the first quarter of 2003 and are included in Note D.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". Interpretation No. 46 addresses the consolidation by business enterprises of variable interest entities which have certain characteristics. This interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. For TSYS, which has a variable interest in a variable interest entity created before February 1, 2003, the interpretation applies in the interim period beginning after June 15, 2003. The interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that TSYS will consolidate or disclose information about variable interest entities when the interpretation becomes effective.

In 2002, TSYS renewed its operating lease agreement with a special purpose entity (SPE) for its corporate campus. If the lease is not restructured, Interpretation No. 46 will require Synovus to consolidate the SPE effective with the reporting period beginning July 1, 2003. The estimated fair value of the campus buildings and real property at January 1, 2003 was approximately $93.0 million. Consolidation would also require Synovus to consolidate the SPE's results of operations, including depreciation and interest expense. TSYS can withdraw from the lease agreement by providing a 60-day written notice.

On April 30, 2003, TSYS provided written notice that it intended to terminate the lease agreement for its corporate campus. TSYS expects to purchase the corporate campus by the end of the second quarter of 2003.

In April 2003, the FASB issued Statement No. 149 (SFAS No. 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In particular this statement clarifies under what circumstances a contract with an initial net investment meets the charachteristic of a derivative and when a derivative contains a financing componet that warrants special reporting in the statement of cash flows. This statement is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, and is not expected to have a material impact on Synovus' financial statements.

Note K - Subsequent Event
-------------------------

On April 28, 2003, TSYS announced the acquisition of Enhancement Services Corporation (ESC) for $36.0 million in cash. TSYS is in the process of completing the purchase price allocation and has preliminarily allocated approximately $24.5 million to goodwill, approximately $8.2 million to intangibles, and the remaining amount to the net assets acquired. ESC provides targeted loyalty consulting and travel, as well as gift card and merchandise reward programs to more than 40 national and regional financial institutions in the United States. TSYS believes the acquisition of ESC enhances its processing services by adding distinct value differentiation for TSYS and its clients.

Note L - Other
--------------

Certain amounts in 2002 have been reclassified to conform to the presentation adopted in 2003.

                        ITEM 2 - MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Summary

Net income for the three months ended March 31, 2003 was $89.9 million, up 8.7% from the same period a year ago. Diluted net income per share was $0.30 for the first quarter, up 7.3% over $0.28 for the same period in 2002. Return on average assets was 1.89% and return on average equity was 17.26% for the three months ended March 31, 2003. This compares to a return on average assets of 2.03% and a return on average equity of 19.52% for the first quarter of 2002.

Critical Accounting Policies

The accounting and financial reporting policies of Synovus conform to accounting principles generally accepted in the United States of America and to general practices within the banking and electronic payment processing industries. Following is a description of the accounting policies applied by Synovus which are deemed "critical". In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. The application of these policies has a significant impact on Synovus' financial statements. Synovus' financial results could differ significantly if different judgments or estimates are applied in the application of these policies.

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

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the subsidiary banks' allowances for loan losses. Such agencies may require the subsidiary banks to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Management, considering current information and events regarding a borrower's ability to repay its obligations, considers a loan to be impaired when the ultimate collectibility of all amounts due, according to the contractual terms of the loan agreement, is in doubt. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for losses on loans. Subsequent recoveries are added to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income.

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

Certain economic and interest rate factors could have a material impact on the determination of the allowance for loan losses and corresponding credit costs. The depth, duration, and dispersion of any economic recession all have an impact on the credit risk profile of the loan portfolio. Additionally, a rapidly rising interest rate environment could as well have a material impact on certain borrowers' ability to pay.

A significant portion of the loan portfolio is in the commercial real estate sector. However, as further discussed in the section entitled "Loans," these loans are diversified by geography, industry, and loan type.

Revenue Recognition:

TSYS' electronic payment processing revenues are derived from long-term processing contracts with financial and nonfinancial institutions and are recognized as the services are performed. Electronic payment processing revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, and other processing services for cardholder accounts on file. Most of these contracts have prescribed annual revenue minimums. The terms of processing contracts generally range from three to ten years in length.

On March 3, 2003, TSYS announced that Bank One selected TSYS to upgrade its credit card processing. Under the long-term software licensing and services agreement, TSYS will provide bankcard processing services to Bank One's credit card accounts for at least two years starting in mid 2004 (excluding statement and card production services), and then license a modified version of its TS2 consumer and commercial software to Bank One under a perpetual license with a six year payment term. TSYS uses the percentage-of-completion accounting method for its agreement with Bank One. TSYS began recognizing revenue in March 2003 and has recorded the amounts as revenues in electronic payment processing services and as a reduction of liabilities in billings in excess of costs on uncompleted contracts.

Contract Acquisition Costs:

TSYS capitalizes contract acquisition costs related to signing or renewing long-term contracts. These costs, primarily consisting of cash payments for rights to provide processing services and internal conversion and software development costs, are amortized using the straight-line method over the contract term beginning when the client's cardholder accounts are converted and producing revenues. All costs incurred prior to a signed agreement are expensed as incurred.

The amortization of contract acquisition costs associated with cash payments is recorded net of revenues in the consolidated statements of income. The amortization of contract acquisition costs associated with conversion activity is recorded as other operating expenses in the consolidated statements of income. TSYS evaluates the carrying value of contract acquisition costs for impairment on the basis of whether these costs are fully recoverable from expected undiscounted net operating cash flows of the related contract. The determination of expected undiscounted net operating cash flows requires management to make estimates.

These costs may become impaired with the loss of a contract, the financial decline of a client, termination of conversion efforts after a contract is signed, diminished prospects for current clients, or if TSYS' estimates of future cash flows differ from actual results.

Software Development Costs:

TSYS develops software that is used in providing electronic payment processing and other services to clients. Software development costs are capitalized once technological feasibility of the software product has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when TSYS has completed a detailed program design and has determined that a product can be produced to meet its design specifications, including functions, features, and technical performance requirements.

Capitalization of costs ceases when the product is available to clients for general use. TSYS evaluates the unamortized capitalized costs of software development as compared to the net realizable value of the software product which is determined by future undiscounted net cash flows. The amount by which the unamortized software development costs exceed the net realizable value is written off in the period that such determination is made. Software development costs are amortized using the greater of (1) the straight-line method over its estimated useful life, which ranges from three to ten years or (2) the ratio of current revenues to total anticipated revenue over its useful life.

TSYS also develops software that is used internally. Software development costs that are modifications to existing internal-use software that result in additional functionality are capitalized based upon Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Internal-use software development costs are capitalized once (a) preliminary project stage is completed, (b) management authorizes and commits to funding a computer software project, and (c) it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred prior to meeting the qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Internal-use software development costs are amortized using an estimated useful life of three to seven years. Software development costs may become impaired in situations where development efforts are abandoned due to the viability of the planned project becoming doubtful or due to technological obsolescence of the planned software product.

Transaction Processing Provisions:

TSYS has recorded estimates to accrue for contract contingencies (performance penalties) and processing errors. A significant number of TSYS' contracts with large clients contain service level agreements which can result in TSYS incurring performance penalties if contractually required service levels are not met. When providing these accruals, TSYS takes into consideration such factors as the prior history of performance penalties and processing errors incurred, actual contractual penalties inherent in its contracts, progress towards milestones, and known processing errors not covered by insurance.

These accruals are included in other current liabilities in the accompanying consolidated balance sheets. Increases and decreases in transaction processing provisions are charged to other operating expenses in the consolidated statements of income, and payments or credits for performance penalties and processing errors are charged against the accrual.

Business Combinations

Refer to Note E of the Notes to Consolidated Financial Statements for a discussion of business combinations.

Balance Sheet

During the first three months of 2003, total assets increased $1.57 billion. This growth includes approximately $874 million in assets from the FNB and United Financial acquisitions. Loans increased by $1.09 billion, federal funds sold and securities purchased under resale agreements increased by $97.0 million, and mortgage loans held for sale increased by $133.0 million. Providing the necessary funding for the balance sheet growth during the first three months of 2003, the deposit base grew $1.29 billion, long-term debt increased $377.6 million, and shareholders' equity increased $139.4 million. These increases were partially offset by a $308.4 million decrease in federal funds purchased and securities sold under repurchase agreements.

Loans

As expected, loan growth remained strong but it was lower than the levels experienced in recent quarters. Excluding the impact of the acquisitions completed in the first quarter of 2003, the sequential quarter annualized growth was 12.5%. Compared to a year ago, loans grew by 22.5%. Excluding the impact of acquisitions and divestitures, year-over-year loan growth was 14.5%.

The table on page 20 illustrates the composition of the loan portfolio (classified by loan purpose) as of March 31, 2003. The commercial real estate portfolio totals $8.2 billion, which represents 53.03% of the total loan portfolio. Loans for the purpose of financing investment properties total $2.6 billion, which is only 17.04% of the total loan portfolio or one-third ofthe total commercial real estate portfolio. Included in the investment properties loan category is $379 million in loans in the Atlanta market. This amount represents 2.4% of the total loan portfolio or 7.21% of the total commercial real estate portfolio. The primary source of repayment on investment property loans is the income from the underlying property (e.g., hotels, office buildings, shopping centers, and apartment units' rental income), with the collateral as the secondary source of repayment. Additionally, in almost all cases, these loans are made on a recourse basis, which provides another source of repayment. From an underwriting standpoint, these loans are evaluated by determining the impact of higher interest rates as well as lower occupancy rates on the borrower's ability to service its debt.

Commercial loans for the purpose of financing 1-4 family properties represent $2.1 billion or 13.24% of the total loan portfolio and one-fourth of the total commercial real estate portfolio. The 1-4 family properties category includes $755 million in loans in the Atlanta market, which is 4.9% of the total loan portfolio, or 36.6% of the 1-4 family properties category. While we are not seeing signs of deterioration in the Atlanta real estate properties that are part of our loan portfolio, we remain very cautious regarding this market. Senior management has recently completed a review of Synovus' credit relationships with builders in the Atlanta sector. Credit reviews included liquidity tests to assess the ability of our customers to carry inventory if sales were to slow down significantly. This review indicated that market absorption in the 1-4 family properties sector is still very strong. A significant portion of our 1-4 family property loans are in the entry-level market sector and we continue to see strong demand in this sector. The majority of our Atlanta area residential builders continue to be very profitable and have strong liquidity.

Included in total commercial real estate loans are $3.0 billion in commercial and industrial related real estate loans. These loans are categorized as owner-occupied and other property loans on the table shown on page 20. These loans represent 19.2% of the total loan portfolio or 36.2% of the total commercial real estate portfolio. The primary source of repayment on these loans is revenue generated from products or services (e.g., accounting, legal and medical services; retailers; manufacturers and wholesalers). The secondary source of repayment on these loans is the real estate.

Commercial and industrial loans represent $4.6 billion or 29.57% of the total loan portfolio at March 31, 2003. These loans are diversified by geography, industry, and loan type.

Asset Quality

We are confident about asset quality but continue to be very cautious on the credit front. The nonperforming assets ratio was .72% at March 31, 2003, up 8 basis points from year-end 2002. The United Financial and FNB acquisitions (both of which were completed during the first quarter of 2003) accounted for 4 basis points of the total increase in nonperforming assets. The quality of our commercial real estate portfolio remains strong with a nonperforming loan ratio of only .32% at March 31, 2003.

Past due levels continue to be very positive and near historically low levels. Loans 90 days past due and still accruing at March 31, 2003 were $24.8 million, or .16% of total loans, down from $30.2 million or .21% at year-end 2002. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments on the loans. Management further believes the resolution of these delinquencies will not cause a material increase in nonperforming assets.

The allowance for loan losses is $217.0 million, or 1.40% of net loans, at March 31, 2003 compared to $200.0 million, or 1.38% of net loans, at December 31, 2002. For the three months ended March 31, 2003, the provision for losses on loans was $20.3 million, up 55% from $13.0 million for the three months ended March 31, 2002. The increase in provision expense was primarily due to acquisitions, good loan growth, and higher net charge-offs than the same period a year ago. The net charge-off rate was .37% for the first quarter of 2003 compared to .29% for the first quarter of 2002. The provision to net charge-offs coverage for the three months ended March 31, 2003 was 1.48 times compared to
1.44 times for the first quarter of 2002. We believe that the remaining quarters of 2003 will reflect lower charge-offs and that the charge-off ratio for the full year will be approximately the same as last year's charge-off ratio.


(In thousands)                                            March 31, 2003             December 31, 2002
--------------                                          ----------------             -----------------
Nonperforming loans                                    $          79,718            $           66,736
Other real estate                                                 31,991                        26,517
                                                        ----------------             ------------------
Nonperforming assets                                   $         111,709            $           93,253
                                                        ================             ==================

Loans 90 days past due and still accruing              $          24,771            $           30,192
                                                        ================             ==================

Allowance for loan losses                              $         216,989            $          199,841
                                                        ================             ==================
Allowance for loan losses as a % of loans                           1.40  %                       1.38 %
                                                        ================             ==================
As a % of loans and other real estate:
    Nonperforming loans                                             0.51  %                       0.46 %
    Other real estate                                               0.21                          0.18
                                                        -----------------            ------------------
    Nonperforming assets                                            0.72  %                       0.64 %
                                                        =================            ==================
Allowance to nonperforming loans                                  272.20  %                     299.45 %
                                                        =================            ==================

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

                                       19

The following table shows the composition of the loan portfolio and nonperforming loans (classified by loan purpose) as of March 31, 2003.


                                                                   Loans                                      % of
                                                                   as a                   Total              Total
                                                                   % of                   Non-                Non-
                                              Total             Total Loans             performing          performing
Loan Type                                     Loans             Outstanding               Loans              Loans
---------                                ------------         -------------            ------------        -----------
Multi-Family                            $     399,980                  2.57  %                -                  -   %
Hotels                                        657,815                  4.23                   -                  -
Office Buildings                              616,982                  3.97                   565               0.71
Shopping Centers                              503,155                  3.24                   481               0.60
Commercial
Development                                   471,738                  3.03                 6,610               8.29
                                         ------------     -----------------       ----------------   ----------------
Investment
Properties                                  2,649,670                 17.04                 7,656               9.60

1-4 Family Construction                       823,309                  5.29                 5,117               6.42
1-4 Family Perm
 /Mini-Perm                                   601,945                  3.87                 3,813               4.78
Residential
Development                                   635,166                  4.08                 1,102               1.38
                                         -------------    ------------------      ----------------   ----------------
1-4 Family
Properties                                  2,060,420                 13.24                10,032              12.59
Land Acquisition                              553,043                  3.56                   471               0.59
                                         -------------    ------------------      ----------------   ----------------
Total Investment
Related Real Estate                         5,263,133                 33.84                18,159              22.78
                                         -------------    ------------------      ----------------   ----------------
Owner-Occupied                              1,813,450                 11.66                 2,845               3.57
Other Property                              1,170,510                  7.53                 5,119               6.42
                                         -------------    ------------------      ----------------   ----------------
Total Commercial
Real Estate                                 8,247,093                 53.03                26,123              32.77
                                         -------------    ------------------      ----------------   ----------------
Commercial &
Industrial Loans                            4,599,249                 29.57                44,658              56.02
Consumer Loans                              2,733,470                 17.58                 8,937              11.21
Unearned Income                              (28,484)                (0.18)
                                         -------------    ------------------      ----------------   ----------------
Total Loans                             $  15,551,328                100.00    %           79,718             100.00    %
                                         =============    ==================      ================   ================

Capital Resources and Liquidity

Synovus has always placed great emphasis on maintaining a strong capital base and continues to exceed regulatory capital requirements. Additionally, based on internal calculations and previous regulatory exams, each of the subsidiary banks is currently in compliance with regulatory capital guidelines. Total risk-based capital was $2.531 billion at March 31, 2003, compared to $2.196 billion at December 31, 2002. The ratio of total risk-based capital to risk-weighted assets was 13.43% at March 31, 2003 compared to 12.53% at December 31, 2002. The leverage ratio at the end of the first quarter of 2003 was 10.56% compared to 10.86% at the end of 2002. The equity-to-assets ratio was 10.58% at March 31, 2003 compared to 10.72% at year-end 2002. The equity-to-assets ratio, exclusive of net unrealized gains (losses) on investment securities available for sale, was 10.41% at March 31, 2003, compared to 10.51% at year-end 2002.

Synovus' management actively analyzes and manages the liquidity position in coordination with the appropriate committees at subsidiary banks. Management must ensure that adequate liquidity, at a reasonable cost, is available to meet the cash flow needs of depositors, borrowers, and creditors. Management constantly monitors and maintains appropriate levels of assets and liabilities so as to provide adequate funding sources to meet estimated customer withdrawals and future loan requests. Subsidiary banks have access to overnight federal funds lines with various financial institutions, which total approximately $2.9 billion and can be drawn upon for short-term liquidity needs. Banking liquidity and sources of funds have not changed significantly since December 31, 2002.

The Parent Company requires cash for various operating needs including dividends to shareholders, business combinations, capital infusions into subsidiaries, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the subsidiary banks. As a short-term liquidity source, the Parent Company has access to a $25 million line of credit with an unaffiliated banking organization. The Parent Company enjoys an excellent reputation and credit standing in the capital markets and has the ability to raise substantial amounts of funds in the form of either short-term or long-term borrowings. In February 2003, the Parent Company issued $300 million of subordinated debt. This debt bears a coupon interest rate of 4.875% and has a maturity of ten years.

The consolidated statements of cash flows detail cash flows from operating, investing, and financing activities. Operating activities provided net cash of $45.2 million during the first three months of 2003, while investing activities used $649.3 million. Financing activities provided $608.6 million, resulting in an increase in cash and due from banks of $745.5 million.

On March 3, 2002, TSYS announced that Bank One selected TSYS to upgrade its credit card processing. As part of that agreement, TSYS received a $30 million payment from Bank One, which is included in "billings in excess of costs on uncompleted contracts" on the consolidated balance sheet. TSYS is recognizing this payment in revenues in proportion to the costs incurred.

In 1997, TSYS entered into an operating lease agreement with a special purpose entity (SPE) for its corporate campus. The business purpose of the SPE was to provide a means of financing the corporate campus. The assets and liabilities of the SPE consist solely of the cost of the building and the loans from a consortium of banks. The cost of the building and the outstanding principal balance of the debt included on the financial statements of the SPE both approximate $93.0 million. The lease, which is guaranteed by Synovus, provides for substantial residual value guarantees. The amount of the residual value guarantee relative to the assets under this lease is approximately $81.4 million. In accordance with current accounting principles, no asset or obligation is recorded on Synovus' consolidated balance sheets.

The terms of this lease financing arrangement require, among other things, that TSYS maintain certain minimum financial ratios and provide certain information to the lessor. TSYS is also subject to interest rate risk associated with the lease on its campus facilities because of the short-term variable rate nature of the SPE's debt. In the event that LIBOR rates increase, operating expenses could increase proportionately.

In 2002, TSYS renewed its operating lease agreement with the SPE for its corporate campus. If the lease is not restructured, FASB Interpretation No. 46 will require Synovus to consolidate the SPE effective with the reporting period beginning July 1, 2003. The estimated fair value of the campus buildings and real property at January 1, 2003 was approximately $93.0 million. Consolidation would also require Synovus to consolidate the SPE's results of operations, including depreciation and interest expense. TSYS can withdraw from the lease agreement by providing a 60-day written notice.

On April 30, 2003, TSYS provided written notice that it intended to terminate the lease agreement for its corporate campus. TSYS expects to purchase the corporate campus by the end of the second quarter of 2003. As a result of the purchase, net occupacy and equipment expense will increase approximately $2.6 million annually for depreciation of the building and related equipment.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the first three months of 2003 were $19.3 billion, up 17.0% over the first three months of 2002. Excluding the impact of acquisitions and divestitures in both years, average assets increased 12.7%. Average earning assets were up 16.5% in the first three months of 2003 over the same period last year, and represented 90.5% of average total assets. When compared to the same period last year, average deposits increased $2.0 billion, average Federal funds purchased and securities sold under repurchase agreements decreased $78.7 million, average long-term debt increased $423.0 million, and average shareholders' equity increased $393.2 million. This growth provided the funding for the $2.3 billion growth in average net loans.

Net interest income was $181.6 million for the three months ended March 31, 2003, up $9.0 million, or 5.2% over the $172.6 million reported for the three months ended March 31, 2002. Net interest income, on a tax-equivalent basis, for the first three months of 2003 increased $9.1 million, or 5.2%, over the same period in 2002.

The first quarter 2003 net interest margin was 4.31%, down forty-six basis points from the same period a year ago. This decrease resulted from a 96 basis point decrease in the yield on earning assets, which was partially offset by a 50 basis point decrease in the effective cost of funds. The decreased yield on earning assets was due to lower yields on loans and investments. This was largely due to a 50 basis point decrease in the average Prime rate and lower reinvestment yields on securities as compared to the prior year-to-date period. Significant growth in floating-rate loans also contributed to the decline in total loan yieds. The decreased effective cost of funds was due to lower average rates paid on interest-bearing funding.

On a sequential quarter basis, the net interest margin was down 22 basis points while net interest income was down $5.0 million. The decrease in the margin was more severe than originally expected due to three primary factors. First, loan growth remained strong in the first quarter; however, all of the loan growth was in variable rate loans which have a short-term dilutive impact on the margin. We also experienced some repricing in our existing loan portfolio from fixed-rate to floating-rate, which caused further dilution in the margin. Second, the $300 million subordinated debt offering (completed in February 2003) diluted the first quarter margin by 3 basis points due to the initial higher cost of fixed-rate debt. Third, the yield on our bond portfolio was lower than expected due to lower reinvestment rates and higher than anticipated prepayment levels. This resulted in a margin dilution of approximately 6 basis points for the first quarter.

We believe that the impact of the November 2002 Federal Reserve 50 basis point rate cut has now settled, and that the aforementioned factors that impacted the first quarter 2003 margin have been built into our expectation of limited additional margin compression for the remainder of 2003.

The tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the table below. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

                                                                    Three Months Ended
                                                                        March 31,
                                                             --------------------------------
(In thousands)                                                   2003               2002
--------------                                               -------------     --------------
Interest income                                             $     259,757             258,073
Taxable-equivalent adjustment                                       1,870               1,771
                                                             -------------     --------------
Interest income, taxable-equivalent                               261,627             259,844
Interest expense                                                   78,174              85,456
                                                             -------------     --------------
Net interest income, taxable-equivalent                     $     183,453             174,388
                                                             =============     ==============

Non-Interest Income

Total non-interest income during the first three months of 2003 increased $36.1 million, or 12.5%, over the same period in 2002. Total non-interest income excluding reimbursable items for the first three months of 2003 increased $34.7 million, or 14.9%, over the same period in 2002.

Financial Services' non-interest income was up 24.5% as compared to the first quarter last year, with increases in service charges on deposits of 11.3%, mortgage banking income of 79.5% and credit card fees of 19.1% over the same period last year. Financial Management Services and insurance revenues increased 10.5% over last year, with trust down 4%, brokerage up 6%, financial planning/asset management (which consists of Creative Financial Group and GLOBALT, acquired in 2001 and 2002, respectively) up 121%, and insurance down 11%.

Financial Services' non-interest income as a percentage of Financial Services' revenues - excluding securities gains/losses - was 29% for the quarter.

TSYS' revenues are derived from providing electronic payment processing and related services to financial and nonfinancial institutions, generally under long-term processing contracts. TSYS' services are provided through its cardholder systems, TS2 and TS1, to financial institutions and other organizations throughout the United States, Mexico, Canada, Honduras, the Caribbean, and Europe. TSYS currently offers merchant services to financial institutions and other organizations in Japan through its majority owned subsidiary, GP Net, and in the United States through its joint venture, Vital Processing Services L.L.C. (Vital).

Electronic payment processing services revenues increased $20.9 million, or 13.0%, for the three months ended March 31, 2003, compared to the same period in 2002. Electronic payment processing revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, credit bureau reports, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, student loan, and commercial card accounts. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards, as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow.

Due to the seasonal nature of credit card transactions, TSYS' revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season. Furthermore, growth in card portfolios of existing clients, the conversion of cardholder accounts of new clients to TSYS' processing platforms, and the loss of cardholder accounts impact the results of operations from period to period. Another factor, among others, which may affect TSYS' revenues and results of operations from time to time, is the sale by a client of its business, its card portfolio, or a segment of its accounts, to a party which processes cardholder accounts internally or uses another third-party processor.

Processing contracts with large clients, representing a significant portion of TSYS' total revenues, generally provide for discounts on certain services based on the size and activity of clients' portfolios. Therefore, electronic payment processing revenues and the related margins are influenced by the client mix relative to the size of client card portfolios, as well as the number and activity of individual cardholder accounts processed for each client. Consolidation among financial institutions has resulted in an increasingly concentrated client base, which results in a changing client mix toward larger clients. Consolidation in either the financial services or retail industries, a change in the economic environment in the retail sector, or a change in the mix of payments between cash and cards could favorably or unfavorably impact TSYS' financial condition, results of operations, and cash flows in the future.

TSYS provides services to its clients including processing consumer, retail, and commercial cards, as well as student loan processing.

Average cardholder accounts on file for the three months ended March 31, 2003 were 252.2 million, an increase of approximately 12.4% over the average of 224.3 million for the same period in 2002. Cardholder accounts on file at March 31, 2003 were 254.2 million, a 10.9% increase compared to the 229.2 million accounts on file at March 31, 2002. The change in cardholder accounts on file from March 2002 to March 2003 included the deconversion and purging of 9.3 million accounts, the addition of approximately 20.4 million accounts attributable to the internal growth of existing clients, and approximately 13.9 million accounts for new clients.

TSYS expects to continue expanding its market share in the consumer, retail, and commercial card arenas. TSYS' future growth is dependent upon new clients, international expansion, and continued internal growth of clients' portfolios.

In March of 2003, Sears announced that it is evaluating strategic alternatives for its private label and MasterCard portfolio. TSYS and Sears are parties to a 10-year agreement, which was renewed in January of 2000, under which TSYS provides transaction processing for more than 75 million Sears accounts. If Sears does sell its portfolio, TSYS has significant termination provisions embedded within the processing agreement in the event of an early termination without cause. Sears represents less than 10% of TSYS revenues.

On March 3, 2003, TSYS announced that Bank One selected TSYS to upgrade its credit card processing. Under the long term software licensing and services agreement, TSYS will provide electronic payment processing services to Bank One's credit card accounts for at least two years starting in mid 2004 (excluding statement and card production services), and then license a modified version of its TS2 consumer and commercial software to Bank One under a perpetual license with a six year payment term. TSYS uses the percentage of completion accounting method for its agreement with Bank One and recognizes revenues in proportion to costs incurred. The impact upon TSYS' 2003 earnings will be slightly positive. The contribution from the Bank One agreement to TSYS' 2004 earnings per share (EPS) is expected to range from $0.03 to $0.04. Beginning in 2005 and continuing thereafter through the payment term of the license, the contribution of the Bank One agreement to TSYS' EPS is expected to exceed $0.04 on an annual basis.

A significant amount of TSYS's revenues is derived from long-term contracts with large clients, including certain major customers. For the three months ended March 31, 2003, TSYS had two major customers. The two major customers for the quarter ended March 31, 2003 accounted for approximately 29.9%, or $75.3 million, of total revenues. For the three months ended March 31, 2002, TSYS had two major customers that accounted for 34.0%, or $77.5 million, of total revenues. The loss of one of its major customers, or other significant clients, could have a material adverse effect on TSYS' financial position, results of operations, and cash flows.

Non-Interest Expense

Total non-interest expense for the three months ended March 31, 2003 increased $25.7 million, or 8.2%, over the same period in 2002. Total non-interest expense excluding reimbursable items for the three months ended March 31, 2003 increased $24.2 million, or 9.4% over the same period in 2002. Management analyzes non-interest expense in two separate components: Financial Services and Transaction Processing Services.

The following table summarizes non-interest expense for the three months ended March 31, 2003 and 2002.

                                                         Three Months Ended                 Three Months Ended
                                                          March 31, 2003(*)                  March 31, 2002(*)
                                                   --------------------------------  ----------------------------------
                                                                     Transaction                         Transaction
                                                    Financial        Processing        Financial         Processing
(In thousands)                                       Services         Services         Services           Services
--------------                                     ------------    ---------------    -----------    ------------------
Salaries and other personnel expenses            $       81,096             76,096           72,144              68,732
Net occupancy and equipment expense                      17,917             51,619           16,839              44,230
Other operating expenses                                 36,791             21,996           35,927              22,120
Reimbursable items                                           --             58,474               --              56,990
                                                   -------------   ----------------  ---------------  ------------------
Total non-interest expense                       $      135,804            208,185          124,910             192,072
                                                   =============   ================  ===============  ==================

(*) The added totals are greater than the consolidated totals due to inter-segment balances which are eliminated in consolidation.

Financial Services

Financial Services' non-interest expense for the first quarter of 2003 was $135.8 million, up 8.7% compared to the first quarter of 2002. The efficiency ratio for the first quarter of 2003 was 52.80% compared to 53.65% for the same period a year ago.

Employment expenses, the single largest non-interest expense component, increased $9.0 million or 12.4% compared to the first quarter of 2002. Normal merit and promotional salary adjustments were the primary reason for the increase. Additionally, an increase in the average number of full-time equivalent (FTE) employees contributed to the increase in related expenses. Average FTE employees for the first quarter of 2003 were 5,712 up 272 or 5.0% from the same period a year ago. Almost one-half of the total increase in average FTEs was the net change resulting from acquisitions and divestitures.

Other expenses increased by only 2.4% compared to the first quarter of 2002. The year-over-year comparison is impacted by a $3.9 million non-recurring merchant fraud loss that was recognized in the first quarter of 2002.

Transaction Processing Services

Total expenses increased 8.4% for the three months ended March 31, 2003, compared to the same period in 2002. Excluding reimbursable items, total expenses increased 10.8% for the three months ended March 31, 2003, compared to the same period in 2002. The increase is attributable to changes in each of the expense categories as described below.

Salaries and other personnel expenses increased $7.4 million, or 10.7%, for the three months ended March 31, 2003, compared to the same period in 2002. The change in employment expenses is associated with the growth in the number of employees, normal salary increases, and related benefits.

Net occupancy and equipment expense increased $7.4 million, or 16.7%, for the three months ended March 31, 2003 over the same period in 2002. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved to a large extent through operating leases. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, increased approximately $1.6 million in the first quarter of 2003, compared to the same period of 2002. Depreciation and software amortization increased $4.8 million during the three months ended March 31, 2003, compared to the same period in 2002. The increase in depreciation and amortization is the result of the amortization of additional software licenses acquired in 2002, as well as the amortization of developed software placed in service after March 31, 2002.

Income Tax Expense

Income tax expense for the three months ended March 31, 2003 was $50.5 million compared to $46.4 million for the same period a year ago. The effective tax rate for the first three months of 2003 was 36.0% unchanged from the same period in 2002.

2003 Earnings Guidance

During the fourth quarter of 2002, we offered 2003 earnings guidance based upon various assumptions about growth and margins, our own beliefs, and in the context of the consensus economic forecasts. That guidance assumed an improving economy with an increasing rate environment in the second half of the year. Our balance sheet was positioned to benefit in that environment; however, currently that same forward look implies a longer road to economic recovery and a higher probability of flat rates. Also, contrary to our expectations, our customers have favored variable rate loans at a time in the cycle where fixed rates would normally prevail. Those factors, coupled with the higher levels of margin compression in the first quarter of 2003 led us to revise our guidance. We now believe that our EPS growth will be in the range of 4% - 8% growth over 2002.

We expect to be in the middle of that range (6%) assuming:

     *     Financial Services' net income growth of 3% to 7% over 2002.
     * Flat rates for the remainder of 2003 (2003 net interest margin of approximately 4.28%).
     * Good credit quality with a 2003 net charge-off ratio which approximates 2002 levels.
     *     TSYS earnings growth of 12-15% over 2002.
     * Successful execution of at least one half of our share repurchase plan by the end of the second quarter of 2003.

The highest end of the range would be supported by:

     * Rising interest rates (a 25 basis point rate increase in August and a 25 basis point rate increase in October would result in a net interest margin for the year of aproximatley 4.33%).
     *     TSYS earnings growth at the higher end of its estimates.
     *     More rapid execution of the balance of the share repurchase plan.

The lower end of the range might be triggered by:

     * Further rate reductions (a 50 basis point rate decrease by mid-year would result in a net interest margin for the year of approximately 4.20%).
     *     Higher credit costs.
     *     Failure to execute the share repurchase plan.

Share Repurchase Plan

On April 14, 2003 the Synovus board of directors approved a $200 million share repurchase plan which equates to approximately 10 million shares based upon current market prices. The shares will be purchased from time to time over the next two years at prices considered attractive to management. It is expected that approximately 5 million of such shares will be repurchased by the end of the second quarter of 2003. Through May 13, 2003 Synovus has acquired 3 million shares at a weighted average price of $19.52 under this plan.

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act (the "Act"). These forward-looking statements include, among others, statements regarding management's belief concerning the expected impact on Synovus of recent accounting pronouncements; management's belief with respect to the adequacy of the allowance for loan losses, the impact of the resolution of certain loan delinquencies on nonperforming assets, and the inclusion of all material loans in which doubt exists as to collectibility in nonperforming assets; the expected financial impact to TSYS of its contract with Bank One and Synovus' expected growth in earnings per share for 2003 and the assumptions underlying such statements, including, with respect to Synovus' expected increase in earnings per share for 2003; expected increase of 3-7% in Financial Services' net income, with a net interest margin in the 4.20% to 4.33% range, good credit quality and a 2003 net charge-off ratio which approximates 2002 levels; expected increase of 12-15% in net income of TSYS; and expected repurchase of at least 5 million shares of Synovus common stock by the end of the second quarter of 2003. In addition, certain statements in future filings by Synovus with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, and other financial terms; (ii) statements of plans and objectives of Synovus or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects,"

"intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by the forward-looking statements. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to, Synovus' inability to achieve its net income goals for Financial Services; Synovus' inability to increase its revenues derived from Financial Management Services and insurance; Synovus' inability to control Financial Services' expenses; TSYS' inability to achieve its net income goals for 2003; adverse developments with respect to TSYS meeting its performance obligations under its contract with Bank One; Synovus' inability to successfully implement its share repurchase plan; competitive pressures arising from aggressive competition from other lenders; factors that affect the delinquency rate on Synovus' loans and the rate at which Synovus' loans are charged off; changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which Synovus is perceived in such markets; changes in prevailing interest rates; the timely development of competitive new products and services and the acceptance of such by customers; Synovus' inability to control expenses; a deterioration in credit quality or a reduced demand for credit; hostilities increase in the Middle East or elsewhere; and the effects of changes in government policy and regulations, including restrictions and/or limitations arising from banking laws, regulations and examinations, the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted, including, but not limited to, inflation, interest rate, market and monetary fluctuations; changes in Synovus' organization, compensation and benefit plans; the occurrence of catastrophic events that could impact Synovus or TSYS or its major clients' operating facilities; and the success of Synovus at managing the risks involved in the foregoing.

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

                            ITEM 3 - QUANTITATIVE AND
                          QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK

During the first three months of 2003, Synovus has experienced a shortening of the expected average maturity and repricing frequency of its earning asset base. This shortening is primarily due to all of its net loan growth in 2003 having its interest rate tied to a short-term index, primarily the Prime rate; additionally, net paydowns of fixed-rate loans have also contributed to a shortening of the average maturity. Lower market rates have led to a higher level of prepayment activity in Synovus' investment portfolio, therefore shortening the expected average life of the portfolio. This shortening of Synovus' earning asset base has been more significant than the concurrent shortening of the funding supporting this earning asset base. These changes in Synovus' asset liability mix have resulted in an increased level of net asset sensitivity to changes in market interest rates.

Synovus measures its sensitivity to changes in market interest rates through the use of a simulation model. Synovus uses this simulation model to determine a baseline net interest income forecast and the sensitivity of this forecast to changes in interest rates. These simulations include all of Synovus' earning assets, liabilities, and derivative instruments. Forecasted balance sheet changes, primarily reflecting loan and deposit growth forecasts, are included in the periods modeled.

Synovus models its baseline net interest income forecast assuming an unchanged or flat interest rate environment. Synovus has modeled the impact of a gradual increase and decrease in short-term rates of 100 basis points to determine the sensitivity of net interest income for the next twelve months. In the gradual 100 basis point decrease scenario, net interest income is expected to decrease by approximately 2.2% as compared to an unchanged interest rate environment. In the gradual 100 basis point increase scenario, net interest income is expected to increase by approximately 3.6%, as compared to an unchanged interest rate environment. While these estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions and their impact on loan and deposit pricing would be expected to have a significant impact on the realized level of net interest income. Actual realized balance sheet growth and mix would also impact the realized level of net interest income.

                        ITEM 4 - CONTROLS AND PROCEDURES

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

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(a)    Exhibits

      (11)      Statement re Computation of Per Share Earnings

     (99.1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (99.2) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b) Reports on Form 8-K

         The following report on Form 8-K was filed subsequent to the first quarter of 2003.

         The report filed on April 16, 2003, included the following event:

         On April 16, 2003, Synovus issued a press release and held an investor conference call and webcast with respect to its first quarter 2003 earnings.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SYNOVUS FINANCIAL CORP.


Date:  May 14, 2003                    BY: /s/ Thomas J. Prescott
                                          -----------------------
                                       Thomas J. Prescott
                                       Executive Vice President and
                                       Chief Financial Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

A signed original of the written statement required by Section 906 has been provided to the registrant and will be retained by the registrant and furnished to the Securities and Exchange Commission or its staff upon request.


Date:  May 14, 2003                             BY:  /s/James H. Blanchard
       ------------                               ----------------------------
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

A signed original of the written statement required by Section 906 has been provided to the registrant and will be retained by the registrant and furnished to the Securities and Exchange Commission or its staff upon request.


Date:  May 14, 2003                               /s/ Thomas J. Prescott
       ------------                               --------------------------
                                                  Thomas J. Prescott
                                                  Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------

Exhibit Number  Description
-------------   -----------
11              Statement re Computation of Per Share Earnings

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002