Form 10-Q
period 2003-06-30
SYNOVUS FINANCIAL CORP
filed 2003-08-14
CIK 18349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For the Quarterly Period Ended June 30, 2003
                         Commission File Number 1-10312


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

                                 YES      X            NO
                                      ----------           ----------

              Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES      X            NO
                                      ----------           ----------

              At July 31, 2003, 301,439,960 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

                             SYNOVUS FINANCIAL CORP.

                                      INDEX

                                                                                               Page
Part I.           Financial Information                                                       Number
                                                                                              ------
     Item 1.      Financial Statements

                  Consolidated Balance Sheets (unaudited)
                  June 30, 2003 and December 31, 2002                                           3

                  Consolidated Statements of Income (unaudited)
                  Six and Three Months Ended June 30, 2003 and 2002                             4

                  Consolidated Statements of Cash Flows (unaudited)
                  Six Months Ended June 30, 2003 and 2002                                       5

                  Notes to Consolidated Financial Statements (unaudited)                        6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          17

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk                   34

     Item 4.      Controls and Procedures                                                      35

Part II.          Other Information                                                            36

     Item 4.      Submission of Matters to a Vote of Security Holders                          36

     Item 6.      (a)   Exhibits                                                               37

                  (b)   Reports on Form 8-K                                                    37

Signature Page                                                                                 38

Exhibit Index                                                                                  39

                  (11)     Statement re Computation of Per Share Earnings
                  (31.1)   Certification of Chief Executive Officer
                  (31.2)   Certification of Chief Financial Officer
                  (32)     Certification of Periodic Report

                         PART I. FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                             SYNOVUS FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                          June 30,                December 31,
(In thousands, except share and per share data)                                             2003                      2002
                                                                                    ----------------       ---------------------
ASSETS
Cash and due from banks                                                           $         804,899                     741,092
Interest earning deposits with banks                                                          4,529                       5,055
Federal funds sold and securities purchased under resale agreements                         139,543                      92,709
Mortgage loans held for sale                                                                362,799                     245,858
Investment securities available for sale                                                  2,327,296                   2,237,725

Loans, net of unearned income                                                            15,831,548                  14,463,909
Allowance for loan losses                                                                  (220,978)                   (199,841)
                                                                                    ----------------       ---------------------
        Loans, net                                                                       15,610,570                  14,264,068
                                                                                    ----------------       ---------------------

Premises and equipment, net                                                                 763,955                     616,355
Contract acquisition costs and computer software, net                                       334,405                     324,026
Goodwill, net                                                                               247,371                      99,108
Other intangible assets, net                                                                 41,355                      16,869
Other assets                                                                                427,765                     393,381
                                                                                    ----------------       ---------------------
        Total assets                                                              $      21,064,487                  19,036,246
                                                                                    ================       =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
     Non-interest bearing                                                         $       2,735,416                   2,303,375
     Interest bearing                                                                    12,889,141                  11,625,459
                                                                                    ----------------       ---------------------
        Total deposits                                                                   15,624,557                  13,928,834
Federal funds purchased and securities sold under repurchase agreements                     962,320                   1,275,084
Long-term debt                                                                            1,776,362                   1,336,200
Billings in excess of costs on uncompleted contracts                                         28,473                           -
Other liabilities                                                                           389,441                     338,176
                                                                                    ----------------       ---------------------
        Total liabilities                                                                18,781,153                  16,878,294
                                                                                    ----------------       ---------------------

Minority interest in consolidated subsidiaries                                              125,873                     117,099
Company-obligated mandatory redeemable capital
     securities of subsidiary trusts                                                         17,527                           -

Shareholders' equity:
     Common stock - $1.00 par value; Authorized 600,000,000 shares; issued
        306,311,709 in 2003 and 300,573,027 in 2002; outstanding
        301,148,745 in 2003 and 300,397,763 in 2002                                         306,312                     300,573
     Surplus                                                                                413,783                     305,718
     Treasury stock - 5,162,964 shares in 2003 and 175,264 shares in 2002                 (102,083)                     (1,285)
     Unearned compensation                                                                    (364)                       (146)
     Accumulated other comprehensive income                                                  46,195                      46,113
     Retained earnings                                                                    1,476,091                   1,389,880
                                                                                    ----------------       ---------------------
        Total shareholders' equity                                                        2,139,934                   2,040,853
                                                                                    ----------------       ---------------------
        Total liabilities and shareholders' equity                                $      21,064,487                  19,036,246
                                                                                    ================       =====================

See accompanying notes to consolidated financial statements.

                             SYNOVUS FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                       Six Months Ended                 Three Months Ended
                                                                           June 30,                           June 30,
                                                                ------------------------------    --------------------------------
(In thousands, except per share data)                                 2003             2002              2003            2002
                                                                ------------- ----------------    ---------------   --------------
Interest income:
         Loans, including fees                                  $    473,193          449,218            242,343          225,749
         Investment securities:
              U.S. Treasury and U.S. Government agencies              26,665           29,380             12,992           14,439
              Mortgage-backed securities                              14,956           21,954              7,129           11,005
              State and municipal                                      5,742            5,740              2,830            2,850
              Other investments                                        1,889            2,227              1,000            1,387
         Mortgage loans held for sale                                  7,190            7,445              3,996            2,842
         Federal funds sold and securities purchased
              under resale agreements                                    849              759                445              392
         Interest earning deposits with banks                             15               27                  7               13
                                                                ------------- ----------------    ---------------   --------------
              Total interest income                                  530,499          516,750            270,742          258,677
                                                                ------------- ----------------    ---------------   --------------
Interest expense:
         Deposits                                                    115,804          130,781             58,072           64,687
         Federal funds purchased and securities sold
              under repurchase agreements                              6,504            9,936              2,786            4,433
         Long-term debt                                               35,671           28,075             18,947           14,216
                                                                ------------- ----------------    ---------------   --------------
              Total interest expense                                 157,979          168,792             79,805           83,336
                                                                ------------- ----------------    ---------------   --------------
              Net interest income                                    372,520          347,958            190,937          175,341
Provision for losses on loans                                         36,869           33,087             16,565           19,978
                                                                ------------- ----------------    ---------------   --------------
              Net interest income after provision
                      for losses on loans                            335,651          314,871            174,372          155,363
                                                                ------------- ----------------    ---------------   --------------
Non-interest income:
         Electronic payment processing services                      342,326          294,500            175,698          152,243
         Other transaction processing services revenue                50,808           55,646             25,755           27,987
         Service charges on deposit accounts                          51,167           45,231             26,484           23,059
         Fees for trust services                                      14,736           14,367              8,084            7,451
         Brokerage revenue                                             9,770            9,233              4,833            4,589
         Mortgage banking income                                      33,970           17,193             18,282            8,454
         Credit card fees                                             12,007           10,599              6,297            5,803
         Securities gains, net                                           581            1,889                521              960
         Other fee income                                             11,296            9,538              5,571            4,792
         Other non-interest income                                    26,781           21,872             15,136           12,605
                                                                ------------- ----------------    ---------------   --------------
   Non-interest income before reimbursable items
         and impairment loss on private equity investment            553,442          480,068            286,661          247,943
         Reimbursable items                                          113,112          117,022             54,638           60,032

         Impairment loss on private equity investment                      -           (8,355)                 -           (8,355)
                                                                ------------- ----------------    ---------------   --------------
              Total non-interest income                              666,554          588,735            341,299          299,620
                                                                ------------- ----------------    ---------------   --------------
Non-interest expense:
         Salaries and other personnel expense                        333,566          281,630            174,925          139,559
         Net occupancy and equipment expense                         138,583          119,506             69,046           58,437
         Other non-interest expense                                  111,404          112,062             58,065           57,859
                                                                ------------- ----------------    ---------------   --------------
   Non-interest expense before reimbursable items                    583,553          513,198            302,036          255,855
         Reimbursable items                                          113,112          117,022             54,638           60,032
                                                                ------------- ----------------    ---------------   --------------
              Total non-interest expense                             696,665          630,220            356,674          315,887
                                                                ------------- ----------------    ---------------   --------------

Minority interest in subsidiaries' net income                         12,673           10,713              6,529            5,625

              Income before income taxes                             292,867          262,673            152,468          133,471
Income tax expense                                                   106,581           94,026             56,101           47,576
                                                                ------------- ----------------    ---------------   --------------
              Net income                                        $    186,286          168,647             96,367           85,895
                                                                ============= ================    ===============   ==============

Net income per share:
         Basic                                                  $       0.62             0.57               0.32             0.29
                                                                ============= ================    ===============   ==============
         Diluted                                                        0.61             0.56               0.32             0.29
                                                                ============= ================    ===============   ==============

Weighted average shares outstanding:
         Basic                                                       302,423          295,280            302,776          295,629
                                                                ============= ================    ===============   ==============
         Diluted                                                     306,529          300,033            305,015          300,282
                                                                ============= ================    ===============   ==============

Dividends declared per share                                    $       0.33             0.30               0.17             0.15
                                                                ============= ================    ===============   ==============

See accompanying notes to consolidated financial statements.

                             SYNOVUS FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                ---------------------------------------------------
(In thousands)                                                                              2003                       2002
                                                                                -------------------------    ----------------------
Operating Activities
         Net Income                                                             $            186,286                   168,647
         Adjustments to reconcile net income to net cash provided by operating activities:
                  Provision for losses on loans                                               36,869                    33,087
                  Depreciation, amortization, and accretion, net                              57,072                    45,432
                  Deferred income tax expense                                                  8,178                     4,973
                  (Increase) decrease in interest receivable                                  (2,042)                    1,044
                  Increase (decrease) in interest payable                                      1,559                   (12,764)
                  Minority interest in subsidiaries' net income                               12,673                    10,713
                  (Increase) decrease in mortgage loans held for sale                       (116,941)                  223,898

                  Billings in excess of costs on uncompleted contracts                        28,473                         -
                  Other, net                                                                  (7,117)                    8,743
                                                                                    ---------------------    ----------------------
                        Net cash provided by operating activities                            205,011                   483,773
                                                                                    ---------------------    ----------------------

Investing Activities
         Net cash (paid) received at acquisition                                             (66,419)                      323
         Net decrease (increase) in interest earning deposits with banks                         526                      (384)
         Net increase in federal funds sold
                 and securities purchased under resale agreements                            (14,599)                  (84,972)
         Proceeds from maturities and principal collections of
                 investment securities available for sale                                    822,869                   311,007
         Proceeds from sales of investment securities available for sale                      84,014                    84,093
         Purchases of investment securities available for sale                              (939,818)                 (386,682)
         Net increase in loans                                                              (763,278)                 (806,739)
         Purchases of premises and equipment                                                (169,422)                  (73,149)
         Proceeds from disposals of premises and equipment                                       868                     2,927
         Proceeds from sales of other real estate                                             12,059                     8,093
         Increase in contract acquisition costs                                              (13,379)                  (27,684)
         Additions to computer software                                                      (29,033)                  (35,644)
                                                                                    ---------------------    ----------------------
                        Net cash used by investing activities                             (1,075,612)               (1,008,811)
                                                                                    ---------------------    ----------------------

Financing Activities
         Net increase in demand and savings deposits                                         796,959                   657,960
         Net  increase in certificates of deposit                                            208,544                   137,329
         Net decrease in federal funds purchased
                 and securities sold under repurchase agreements                            (312,764)                 (366,733)
         Principal repayments on long-term debt                                              (36,338)                     (280)
         Proceeds from issuance of long-term debt                                            462,450                   112,900
         Dividends paid to shareholders                                                      (94,691)                  (80,856)
         Proceeds from issuance of common stock                                               11,046                     8,862

         Treasury stock purchased                                                           (100,798)                        -
                                                                                    ---------------------    ----------------------
                        Net cash provided by financing activities                            934,408                   469,182
                                                                                    ---------------------    ----------------------

Increase (decrease) in cash and due from banks                                                63,807                   (55,856)
Cash and due from banks at beginning of period                                               741,092                   648,179
                                                                                    ---------------------    ----------------------
Cash and and due from banks at end of period                                    $            804,899                   592,323
                                                                                    =====================    ======================

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

Note B - Supplemental Cash Flow Information
-------------------------------------------

For the six months ended June 30, 2003 and 2002, Synovus paid income taxes (net of refunds received) of $85.4 million and $76.9 million, respectively. For the six months ended June 30, 2003 and 2002, Synovus paid interest of $156.4 million and $181.6 million, respectively.

Cash flows used by TSYS in additions to computer software for the six months ended June 30, 2003 and 2002 are summarized as follows:

--------------------------------------------------------------------------------------------------------------------
(In thousands)                                                        June 30, 2003                 June 30, 2002
--------------------------------------------------------------------------------------------------------------------
Purchased programs                                $                          20,000                        19,750
Developed software                                                            9,033                        15,894
                                                      --------------------------------------------------------------
    Total                                         $                          29,033                        35,644
                                                      ==============================================================

Cash flows used by TSYS in additions to contract acquisition costs for the six months ended June 30, 2003 and 2002 are summarized as follows:

--------------------------------------------------------------------------------------------------------------------
(In thousands)                                                        June 30, 2003                 June 30, 2002
--------------------------------------------------------------------------------------------------------------------
Conversion costs                                  $                          10,379                         6,143
Payments for processing rights                                                3,000                        21,541
                                                      --------------------------------------------------------------
    Total                                         $                          13,379                        27,684
                                                      ==============================================================

Noncash investing activities consisted of loans of approximately $10.6 million and $10.4 million, which were foreclosed and transferred to other real estate during the six months ended June 30, 2003 and 2002, respectively.

Note C - Other Comprehensive Income (Loss)
------------------------------------------

Other comprehensive income (loss) consists of net unrealized gains (losses) on securities available for sale, net unrealized gains (losses) on cash flow hedges, and foreign currency translation adjustments. Comprehensive income consists of net income plus other comprehensive income (loss). Comprehensive income for the six months ended June 30, 2003 and 2002 was $186.4 million and $178.8 million, respectively. For the three months ended June 30, 2003 and 2002, comprehensive income was $102.1 million and $107.6 million, respectively.

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

If Synovus had determined compensation expense based on the fair value at the grant date for its stock options granted during the years 1997 through 2003 under SFAS No. 123, net income and earnings per share for the six months and three months ended June 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated in the following tables.

For the six months ended June 30, 2003 and 2002:

(In thousands, except per share data)                                                       2003              2002
-------------------------------------------------------------------------------------------------------------------
Net income as reported                                                     $             186,286           168,647
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects
                                                                                          (6,703)           (6,942)
                                                                                 ---------------- -----------------
Net income - pro forma                                                     $             179,583           161,705
                                                                                 ================ =================
Earnings per share:
Basic - as reported                                                        $                0.62              0.57
Basic - pro forma                                                                           0.59              0.55
Diluted - as reported                                                                       0.61              0.56
Diluted - pro forma                                                                         0.59              0.54

For the three months ended June 30, 2003 and 2002:

 (In thousands, except per share data)                                                      2003              2002
-------------------------------------------------------------------------------------------------------------------
Net income as reported                                                     $              96,367            85,895
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects
                                                                                          (3,467)           (3,574)
                                                                                 ---------------- -----------------
Net income - pro forma                                                     $              92,900            82,321
                                                                                 ================ =================
Earnings per share:
Basic - as reported                                                        $                0.32              0.29
Basic - pro forma                                                                           0.31              0.28
Diluted - as reported                                                                       0.32              0.29
Diluted - pro forma                                                                         0.30              0.27



Note E - Business Combinations
------------------------------

On February 27, 2003, Synovus acquired all the issued and outstanding common shares of FNB Newton Bankshares, Inc. (FNB), the parent company of First Nation Bank, headquartered in Covington, Georgia. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of FNB's operations have been included in the consolidated financial statements beginning March 1, 2003.

The aggregate purchase price was $96.0 million, consisting of 2,253,627 shares of Synovus common stock valued at $46.4 million, $46.4 million in cash, stock options valued at $3.2 million, and $35 thousand in direct acquisition costs (which consist primarily of external legal and accounting fees). The value of the common stock issued was determined based on the average market price of Synovus' common stock over the 2-day period before and after the date the terms of the acquisition were agreed upon. The fair value of the stock options was determined based on the Black-Scholes option pricing model.

Of the $66.2 million of acquired intangible assets, $58.0 million was allocated to goodwill. The goodwill will not be deductible for tax purposes. The identifiable intangible assets consist of the core deposit premium, which has an estimated fair value of $8.1 million and a weighted average useful life of 10 years.

Synovus is in the process of completing the purchase price allocation relating to the FNB acquisition. The purchase price allocation has been preliminarily determined as follows:

         (In thousands)                                                      At February 28, 2003
         -----------------------------------------------------------------------------------------
         Cash and due from banks                                 $                         16,238
         Investments                                                                       30,011
         Federal funds sold                                                                25,200
         Loans, net                                                                       292,325
         Premises and equipment                                                            10,141
         Intangible assets                                                                  8,118
         Goodwill                                                                          58,038
         Other assets                                                                       4,460
                                                                         -------------------------
              Total assets acquired                                                       444,531
                                                                        --------------------------
         Deposits                                                                         328,040
         Notes payable                                                                     14,083
         Other liabilities                                                                  6,443
                                                                       ---------------------------
              Total liabilities assumed                                                   348,566
                                                                       ---------------------------
                   Net assets acquired                           $                         95,965
                                                                       ===========================

On February 28, 2003 Synovus acquired all the issued and outstanding common shares of United Financial Holdings, Inc. (United Financial), the parent company of United Bank and Trust Company, in St. Petersburg, Florida and United Bank of the Gulf Coast, in Sarasota, Florida. The acquisition was accounted for using the purchase method of accounting and accordingly, the results from United Financial's operations have been included in the consolidated financial statements beginning March 1, 2003.

The aggregate purchase price was $85.3 million, consisting of 2,388,087 shares of Synovus common stock valued at $47.6 million, $34.0 million in cash, stock options valued at $3.5 million, and $215 thousand in direct acquisition costs (which consist primarily of external legal and accounting fees). The value of the common stock issued was determined based on the average market price of Synovus' common stock over the 2-day period before and after the date the terms of the acquisition were agreed upon. The fair value of the stock options was determined based on the Black-Scholes option pricing model.

Of the $67.1 million of acquired intangible assets, $59.9 million was allocated to goodwill. The goodwill will not be deductible for tax purposes. The identifiable intangible assets consist of the core deposit premium, which has an estimated fair value of $7.4 million and a weighted average useful life of 10 years.

Synovus is in the process of completing the purchase price allocation relating to the United Financial acquisition. The purchase price allocation has been preliminarily determined as follows:

         (In thousands)                                                      At February 28, 2003
          -----------------------------------------------------------------------------------------
         Cash and due from banks                                 $                         29,559
         Investments                                                                       34,288
         Federal funds sold                                                                 7,035
         Loans, net                                                                       327,768
         Premises and equipment                                                            16,806
         Intangible assets                                                                  7,395
         Goodwill                                                                          59,852
         Other assets                                                                       7,482
                                                                        ---------------------------
              Total assets acquired                                                       490,185
                                                                        ---------------------------
         Deposits                                                                         362,180
         Other liabilities                                                                 25,003
                                                                        ---------------------------
              Total liabilities assumed                                                   387,183
                                                                        ---------------------------
         Capital securities of subsidiary trust                                            17,744
                                                                       ---------------------------
                   Net assets acquired                           $                         85,258
                                                                       ===========================

Proforma information relating to the impact of these two acquisitions on Synovus' consolidated financial statements, assuming such acquisitions had occurred at the beginning of the periods reported, is not presented as such impact is not significant.

On April 28, 2003, TSYS completed the acquisition of Enhancement Services Corporation (ESC) for $36.0 million in cash. TSYS is in the process of completing the purchase price allocation and has preliminarily allocated approximately $26.0 million to goodwill and approximately $8.2 million to intangible assets. ESC provides targeted loyalty consulting and travel, as well as gift card and merchandise reward programs to more than 40 national and regional financial institutions in the United States. TSYS believes the acquisition of ESC enhances its processing services by adding distinct value differentiation for TSYS and its clients. ESC operates as a separate subsidiary of TSYS.

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

Segment information as of and for the six months ended June 30, 2003 and 2002 is presented in the following table:

                                                                         Transaction
                                                           Financial     Processing
(In thousands)                                             Services      Services (a)    Eliminations      Consolidated
--------------------------------------------------------------------------------------------------------------------------
Interest income                                2003          $ 530,508            592        (601)  (b)        $  530,499
                                               2002            516,216          1,079        (545)  (b)           516,750
--------------------------------------------------------------------------------------------------------------------------
Interest expense                               2003            158,550             30        (601)  (b)           157,979
                                               2002            169,317             20        (545)  (b)           168,792
--------------------------------------------------------------------------------------------------------------------------
Net interest income                            2003            371,958            562            -                372,520
                                               2002            346,899          1,059            -                347,958
--------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                      2003             36,869              -            -                 36,869
                                               2002             33,087              -            -                 33,087
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision            2003            335,089            562            -                335,651
     for loan losses                           2002            313,812          1,059            -                314,871
--------------------------------------------------------------------------------------------------------------------------
Non-interest income                            2003            153,917        520,491      (7,854)  (c)           666,554
                                               2002            115,549        479,472      (6,286)  (c)           588,735
--------------------------------------------------------------------------------------------------------------------------
Non-interest expense                           2003            283,391        421,128      (7,854)  (c)           696,665
                                               2002            240,658        395,848      (6,286)  (c)           630,220
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                     2003            205,615         99,925     (12,673)  (d)           292,867
                                               2002            188,703         84,683     (10,713)  (d)           262,673
--------------------------------------------------------------------------------------------------------------------------
Income tax expense                             2003             72,959         33,622            -                106,581
                                               2002             66,615         27,411            -                 94,026
--------------------------------------------------------------------------------------------------------------------------
Net income                                     2003            132,656         66,303     (12,673)  (d)           186,286
                                               2002            122,088         57,272     (10,713)  (d)           168,647
--------------------------------------------------------------------------------------------------------------------------
Total assets                                   2003         20,212,311        882,819     (30,643)  (e)        21,064,487
                                               2002         16,671,052        714,947     (70,217)  (e)        17,315,782

Segment information as of and for the three months ended June 30, 2003 and 2002 is presented in the following table:

Three months ended June 30, 2003 and 2002

--------------------------------------------------------------------------------------------------------------------------
                                                                         Transaction
                                                           Financial      Processing
(In thousands)                                             Services      Services (a)    Eliminations      Consolidated
--------------------------------------------------------------------------------------------------------------------------
Interest income                                2003          $ 270,751            252        (261)  (b)        $  270,742
                                               2002            258,143            811        (277)  (b)           258,677
--------------------------------------------------------------------------------------------------------------------------
Interest expense                               2003             80,048             18        (261)  (b)            79,805
                                               2002             83,606              7        (277)  (b)            83,336
--------------------------------------------------------------------------------------------------------------------------
Net interest income                            2003            190,703            234            -                190,937
                                               2002            174,537            804            -                175,341
--------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                      2003             16,565              -            -                 16,565
                                               2002             19,978              -            -                 19,978
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision            2003            174,138            234            -                174,372
     for loan losses                           2002            154,559            804            -                155,363
--------------------------------------------------------------------------------------------------------------------------
Non-interest income                            2003             79,889        265,266      (3,856)  (c)           341,299
                                               2002             56,103        247,152      (3,635)  (c)           299,620
--------------------------------------------------------------------------------------------------------------------------
Non-interest expense                           2003            147,587        212,943      (3,856)  (c)           356,674
                                               2002            115,746        203,776      (3,635)  (c)           315,887
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                     2003            106,440         52,557      (6,529)  (d)           152,468
                                               2002             94,916         44,180      (5,625)  (d)           133,471
--------------------------------------------------------------------------------------------------------------------------
Income tax expense                             2003             37,993         18,108            -                 56,101
                                               2002             33,422         14,154            -                 47,576
--------------------------------------------------------------------------------------------------------------------------
Net income                                     2003             68,447         34,449      (6,529)  (d)            96,367
                                               2002             61,494         30,026      (5,625)  (d)            85,895
--------------------------------------------------------------------------------------------------------------------------
Total assets                                   2003         20,212,311        882,819     (30,643)  (e)        21,064,487
                                               2002         16,671,052        714,947     (70,217)  (e)        17,315,782

(a)   Includes equity in income of joint ventures, which is included in non-interest income.
(b)   Interest on TSYS' cash deposits with the Financial Services segment.
(c)   Principally, electronic payment processing services provided by TSYS to the Financial Services segment.
(d)   Minority interest in TSYS and GP Network Corporation (a TSYS subsidiary).
(e)   For 2003, balance consists primarily of a TSYS loan with a Synovus banking affiliate.  For 2002, balance consists primarily of
      TSYS' cash deposits with the Financial Services segment.

Segment information for the changes in the carrying amount of goodwill as of June 30, 2003 is shown in the following table:

                                                                                         Transaction
                                                                       Financial          Processing
(In thousands)                                                          Services            Services             Total
----------------------------------------------------------------------------------------------------------------------
Balance as of January 1, 2003                             $               95,489               3,619           99,108
Goodwill acquired during period                                          122,271              25,992          148,263
Impairment losses                                                              -                   -                -
                                                              ------------------- ------------------- ----------------
Balance as of June 30, 2003                               $              217,760              29,611          247,371
                                                              =================== =================== ================

Other intangible assets (excluding goodwill) as of June 30, 2003 and December 31, 2002 held by the Financial Services segment are presented in the table below.

(In thousands)                                                               June 30, 2003          December 31, 2002
----------------------------------------------------------------------------------------------------------------------
Purchased Trust Revenues                                       $                     3,625                      3,766
Core Deposit Premiums                                                               22,592                      8,946
Employment Contracts / Non-competition
   Agreements                                                                           67                         78
Acquired Customer Contracts                                                          3,862                      4,079
Intangibles Associated with the Acquisition of Minority
  Interest in TSYS                                                                   3,320                          -
                                                                   ------------------------ --------------------------

Total Carrying Value                                           $                    33,466                     16,869
                                                                   ======================== ==========================

Other intangible assets (excluding goodwill) held by the Transaction Processing Services segment as of June 30, 2003 amounted to $7.9 million. These intangible assets resulted from the ESC acquisition completed in April 2003, and they consist primarily of customer-related and technology-based intangible assets. There were no other intangible assets for this segment as of December 31, 2002.


Note G - Dividends per Share
----------------------------

Dividends declared per share for the quarter ended June 30, 2003 were $0.165, up 11.9% from $0.1475 for the second quarter of 2002. For the six months ended June 30, 2003, dividends declared per share were $0.330, up 11.9% from $0.295 for the same period a year ago.

Note H - Derivative Instruments
-------------------------------

Synovus accounts for its derivative financial instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires recognition of all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to either accumulated other comprehensive income, current earnings, or both, as appropriate. As part of its overall interest rate risk management activities, Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risks. These derivative instruments consist of commitments to sell fixed-rate mortgage loans and interest rate swaps. The interest rate lock commitments made to prospective mortgage loan customers also represent derivative instruments since it is intended that such loans will be sold.

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


A summary of interest rate swap contracts utilized for interest rate risk management at June 30, 2003 is shown in the following table.

                                                        Weighted Average                       Unrealized
                                                                        Maturity
                                    Notional     Receive     Pay         In                                Net Gains
(Dollars in thousands)              Amount       Rate        Rate(*)     Months      Gains      Losses     (Losses)
----------------------------------------------------------------------------------------------------------------------
Receive fixed swaps:
Fair value hedges             $       120,000       3.68%       1.09%      75          1,623      (137)         1,486
Cash flow hedges                      570,000       5.58%       4.00%      28         10,011      (343)         9,668
                                  ------------                                     ---------- ---------- -------------
Total                         $       690,000       5.25%       3.50%      36         11,634      (480)        11,154
                                  ============                                     ========== ========== =============

(*) Variable pay rate based upon contract rates in effect at June 30, 2003.

At June 30, 2003, Synovus had commitments to fund fixed-rate mortgage loans to customers in the amount of $367.4 million. The fair value of these commitments was $780 thousand.

At June 30, 2003, outstanding commitments to sell fixed-rate mortgage loans amounted to approximately $487.5 million. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding commitments to originate residential mortgage loans for resale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans at June 30, 2003 was ($1.8) million.

Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus will ordinarily enter into offsetting positions in order to minimize the risk to Synovus. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings. As of June 30, 2003, the notional amount of customer related derivative financial instruments was $338 million.

Note I - Recent Accounting Pronouncements
-----------------------------------------

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

In June 2002, the FASB issued Statement No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF)Issue No. 94-3 (EITF No. 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of SFAS No. 146 will have a material impact on Synovus' financial condition or results of operations.

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

At the November 21, 2002 meeting of the FASB's EITF, the EITF ratified as a consensus the tentative conclusions it reached at its October 25, 2002 meeting, regarding EITF Issue No. 00-21 (EITF No. 00-21), "Accounting for Revenue Arrangements with Multiple Deliverables". EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Those activities may involve the delivery or performance of multiple products, services, and/or rights to use assets, and performance may occur at different points in time or over different periods of time. The arrangements are often accompanied by initial installation, initiation, or activation services, and generally involve either a fixed fee or a fixed fee coupled with a continuing payment stream. The continuing payment stream generally corresponds to the continuing performance, and may be fixed, variable based on future performance, or composed of a combination of fixed and variable payments. EITF No. 00-21 addresses how to account for those arrangements, and is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may also elect to report the change in accounting as a cumulative effect adjustment, in which case disclosure should be made, in periods subsequent to the date of initial application, of the amount of recognized revenue that was previously included in the cumulative effect adjustment. Management has determined that based on its evaluation, the adoption of EITF No. 00-21 did not impact Synovus' or TSYS' financial condition or results of operations.

In December 2002, the FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 amends Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the additional disclosures were required beginning with the first quarter of 2003 and are included in Note D.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". Interpretation No. 46 addresses the consolidation by business enterprises of variable interest entities which have certain characteristics. This interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. For TSYS, which had a variable interest in a variable interest entity created before February 1, 2003, the interpretation would have applied in the first interim period beginning after June 15, 2003. On June 30, 2003, TSYS terminated the operating lease agreement and purchased the corporate campus for $93.5 million through a combination of cash and long-term debt financing from a Synovus banking affiliate. Accordingly, the interpretation did not impact TSYS' or Synovus' financial statements.

In April 2003, the FASB issued Statement No. 149 (SFAS No. 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on Synovus' financial statements.

In May 2003, the FASB issued Statement No. 150 (SFAS No. 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. Accounting for three types of freestanding financial instruments is affected: mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets; put options and forward purchase contracts involving instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; and obligations that can be settled with shares, for which the monetary value is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Currently, the only impact of adopting SFAS No. 150 is expected to be the requirement to reclassify the $17.5 million in company-obligated mandatory redeemable capital securities of subsidiary trusts as liabilities beginning with the third quarter of 2003.

Note J - Other
--------------

Certain amounts in 2002 have been reclassified to conform to the presentation adopted in 2003.

                        ITEM 2 - MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Summary

Net income for the six months ended June 30, 2003 was $186.3 million, up 10.5% from the same period a year ago. Diluted net income per share was $0.61 for the six months ended June 30, 2003, up 8.1% from the same period a year ago. Return on average assets was 1.89% and return on average equity was 17.54% for the six months ended June 30, 2003. This compares to a return on average assets of 2.04% and a return on average equity of 19.46% for the same period a year ago.

For the three months ended June 30, 2003, net income was $96.4 million, up 12.2% from the second quarter of 2002. Diluted net income per share was $0.32 for the second quarter, up 10.5% over $0.29 for the same period in 2002. For the three months ended June 30, 2003, return on average assets was 1.88% and return on average equity was 17.81%, compared to a return on average assets of 2.05%, and a return on average equity of 19.40% for the second quarter of 2002.

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

Allowance for Loan Losses:

The allowance for loan losses is established through provisions for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely. Subsequent recoveries are added to the allowance. Management's evaluation of the adequacy of the allowance for loan losses is based on a formal analysis which assesses the risk within the loan portfolio. This analysis includes consideration of historical performance, current economic conditions, the level of nonperforming loans, loan concentrations, and review of certain individual loans.

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

A significant portion of the loan portfolio is in the commercial real estate sector. However, as further discussed in the section entitled "Loans", these loans are diversified by geography, industry, and loan type.

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

On March 3, 2003, TSYS announced that Bank One selected TSYS to upgrade its credit card processing. Under the long-term software licensing and services agreement, TSYS will provide electronic payment processing services to Bank One's credit card accounts for at least two years starting in mid 2004 (excluding statement and card production services), and then TSYS will license a modified version of its TS2 consumer and commercial software to Bank One under a perpetual license with a six year payment term. TSYS uses the percentage-of-completion accounting method for its agreement with Bank One. TSYS began recognizing revenue in March 2003.

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

TSYS also develops software that is used internally. These software development costs are capitalized based upon Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Internal-use software development costs are capitalized once (a) preliminary project stage is completed, (b) management authorizes and commits to funding a computer software project, and (c) it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred prior to meeting the qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Internal-use software development costs are amortized using an estimated useful life of three to seven years. Software development costs may become impaired in situations where development efforts are abandoned due to the viability of the planned project becoming doubtful or due to technological obsolescence of the planned software product.

Transaction Processing Provisions:

TSYS has recorded estimates to accrue for contract contingencies (performance penalties) and processing errors. A significant number of TSYS' contracts with large clients contain service level agreements, which can result in TSYS incurring performance penalties if contractually required service levels are not met. When providing these accruals, TSYS takes into consideration such factors as the prior history of performance penalties and processing errors incurred, actual contractual penalties inherent in its contracts, progress towards milestones, and known processing errors not covered by insurance.

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

Balance Sheet

During the first six months of 2003, total assets increased $2.0 billion. This growth includes approximately $935 million in assets from the FNB and United Financial acquisitions. Loans increased by $1.3 billion, cash and due from banks increased by $63.8 million, federal funds sold and securities purchased under resale agreements increased by $46.8 million, mortgage loans held for sale increased by $116.9 million, and investment securities increased by $89.6 million. Premises and equipment, net increased by $147.6 million, primarily as a result of the purchase of the TSYS corporate campus and acquisitions. Providing the necessary funding for the balance sheet growth during the first six months of 2003, the deposit base grew $1.7 billion, long-term debt increased $440.2 million, and shareholders' equity increased $99.1 million. These increases were partially offset by a $312.8 million decrease in federal funds purchased and securities sold under repurchase agreements.

Loans

Compared to a year ago, loans grew by 19.9%. Excluding the impact of acquisitions and divestitures, year-over-year loan growth was 12.5% and year-to-date loan growth was 9.9%. The sequential quarter annualized growth was 7.2%.

The table on page 23 illustrates the composition of the loan portfolio (classified by loan purpose) as of June 30, 2003. The commercial real estate portfolio totals $8.5 billion, which represents 53.7% of the total loan portfolio. Loans for the purpose of financing investment properties total $2.6 billion, which is only 16.6% of the total loan portfolio, or less than one-third of the total commercial real estate portfolio. Included in the investment properties loan category is $376.2 million in loans in the Atlanta market. This amount represents 2.4% of the total loan portfolio, or 4.4% of the total commercial real estate portfolio. The primary source of repayment on investment property loans is the income from the underlying property (e.g., hotels, office buildings, shopping centers, and apartment units' rental income), with the collateral as the secondary source of repayment. Additionally, in almost all cases, these loans are made on a recourse basis, which provides another source of repayment. From an underwriting standpoint, these loans are evaluated by determining the impact of higher interest rates, as well as lower occupancy rates, on the borrower's ability to service its debt.

Commercial loans for the purpose of financing 1-4 family properties represent $2.1 billion or 13.4% of the total loan portfolio, and one-fourth of the total commercial real estate portfolio. The 1-4 family properties category includes $808.4 million in loans in the Atlanta market, which is 5.1% of the total loan portfolio, or 38.1% of the 1-4 family properties category.

Included in total commercial real estate loans are $3.1 billion in commercial and industrial related real estate loans. These loans are categorized as owner-occupied and other property loans on the table shown on page 23. These loans represent 19.7% of the total loan portfolio, or 36.7% of the total commercial real estate portfolio. The primary source of repayment on these loans is revenue generated from products or services (e.g., accounting, legal and medical services; retailers; manufacturers and wholesalers). The secondary source of repayment on these loans is the real estate.

Commercial and industrial loans represent $4.6 billion or 29.2% of the total loan portfolio at June 30, 2003. These loans are diversified by geography, industry, and loan type.

Asset Quality

The nonperforming assets ratio was 0.73% at June 30, 2003, compared to 0.72% the previous quarter and 0.64% at year-end 2002. The quality of our commercial real estate portfolio remains strong with a nonperforming loan ratio of only .39% at June 30, 2003. The charge-off ratio for the second quarter decreased to .32% from .37% on a sequential quarter basis. For the year-to-date period, the charge-off ratio was .34%, down from .37% for the same period a year ago. We believe that the charge-off ratio for the full year will be approximately the same as last year's charge-off ratio.

Past due levels remained very favorable, with total past dues at 0.92% of loans. Loans 90 days past due and still accruing at June 30, 2003 were $31.7 million, or 0.20% of total loans, down from 0.21% at year-end 2002. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments on the loans. Management further believes the resolution of these delinquencies will not cause a material increase in nonperforming assets.

The allowance for loan losses is $221.0 million, or 1.40% of net loans, at June 30, 2003 compared to $200.0 million, or 1.38% of net loans, at December 31, 2002. For the six months ended June 30, 2003, the provision for losses on loans was $36.9 million, up 11.4% from $33.1 million for the same period a year ago. The provision for losses on loans was $16.6 million for the three months ended June 30, 2003, down 17.1% from $20.0 million for the second quarter of 2002. The decrease is primarily due to lower charge-offs and slower loan growth.


(In thousands)                                                   June 30, 2003                December 31, 2002
--------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                    $                86,440      $                    66,736
Other real estate                                                       29,709                           26,517
                                                          ---------------------        -------------------------
Nonperforming assets                                   $               116,149      $                    93,253
                                                          =====================        =========================

Loans 90 days past due and still accruing              $                31,675      $                    30,192

Allowance for loan losses                              $               220,978      $                   199,841
Allowance for loan losses as a % of loans                                 1.40  %                          1.38  %

As a % of loans and other real estate:
    Nonperforming loans                                                   0.55  %                          0.46  %
    Other real estate                                                     0.18                             0.18
                                                          ---------------------        -------------------------
    Nonperforming assets                                                  0.73  %                          0.64  %
                                                          =====================        =========================
Allowance to nonperforming loans                                        255.64  %                        299.45  %

Management continuously monitors nonperforming and past due loans, to prevent further deterioration regarding the condition of these loans. Management is not aware of any material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have been excluded from nonperforming assets. Management believes nonperforming assets include all material loans in which doubts exist as to the collectibility of amounts due according to the contractual terms of the loan agreement.

The following table shows the composition of the loan portfolio and nonperforming loans (classified by loan purpose) as of June 30, 2003.

                                                             Loans                                            % of
                                                              as a                       Total                Total
                                                              % of                       Non-                  Non-
                                          Total           Total Loans                 performing           performing
Loan Type                                 Loans           Outstanding                    Loans                Loans
--------------------------------------------------------------------------------------------------------------------------
Multi-Family                   $          431,632                  2.7    %    $            4,277                5.0    %
Hotels                                    589,944                  3.7                      7,938                9.2
Office Buildings                          649,333                  4.1                        397                0.5
Shopping Centers                          483,227                  3.1                        464                0.5
Commercial
   Development                            478,659                  3.0                      6,824                7.9
                                   ---------------                                ----------------
Investment
   Properties                           2,632,795                 16.6                     19,900               23.1

1-4 Family
   Construction                           817,852                  5.2                      2,101                2.4
1-4 Family Perm
   /Mini-Perm                             618,496                  3.9                      3,432                4.0
Residential
   Development                            684,188                  4.3                        946                1.1
                                   ---------------                                ----------------
1-4 Family
   Properties                           2,120,536                 13.4                      6,479                7.5

Land Acquisition                          630,077                  4.0                        233                0.3
                                   ---------------                                ----------------
Total Investment-Related
   Real Estate                          5,383,408                 34.0                     26,612               30.9

Owner-Occupied                          1,914,284                 12.1                      4,129                4.7
Other Property                          1,205,746                  7.6                      2,155                2.5
                                   ---------------                                ----------------
Total Commercial
   Real Estate                          8,503,438                 53.7                     32,896               38.1

Commercial &
   Industrial Loans                     4,616,115                 29.2                     44,861               51.9
Consumer Loans                          2,740,455                 17.3                      8,683               10.0

Unearned Income                          (28,460)                (0.2)
                                   ---------------                                ----------------

Total Loans                     $      15,831,548               100.00    %    $           86,440             100.00    %
                                   ===============                                ================

Deposits

Total deposits at June 30, 2003 were $15.6 billion, compared to $13.9 billion at year-end 2002. Excluding acquisitions and divestitures, core deposits increased $734.8 million or 13.6% annualized compared to year-end 2002.

Capital Resources and Liquidity

Synovus has always placed great emphasis on maintaining a strong capital base and continues to exceed regulatory capital requirements. Additionally, based on internal calculations and previous regulatory exams, each of the subsidiary banks is currently in compliance with regulatory capital guidelines. Total risk-based capital was $2.473 billion at June 30, 2003, compared to $2.196 billion at December 31, 2002. The ratio of total risk-based capital to risk-weighted assets was 12.74% at June 30, 2003 compared to 12.53% at December 31, 2002. The leverage ratio at the end of the first six months of 2003 was 9.67% compared to 10.86% for the year ended December 31, 2002. The decrease in the leverage ratio was primarily due to higher balances in disallowed goodwill and other intangible assets, which increased from $120.5 million at December 31, 2002 to $283.5 million at June 30, 2003. Disallowed goodwill and intangible assets increased due to the acquisitions completed in the first half of 2003. Other factors impacting the regulatory capital calculations consist of a decrease in capital due to the repurchase of $100 million in treasury stock during the second quarter of 2003. Additionally, the $300 million subordinated debt issued in February 2003 increased Tier II capital by the same amount.

The equity-to-assets ratio was 10.16% at June 30, 2003 compared to 10.72% at year-end 2002. The equity-to-assets ratio, exclusive of net unrealized gains (losses) on investment securities available for sale, was 9.95% at June 30, 2003, compared to 10.51% at year-end 2002.

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

The Parent Company requires cash for various operating needs including dividends to shareholders, acquisitions, capital infusions into subsidiaries, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the subsidiary banks. As a short-term liquidity source, the Parent Company has access to a $25 million line of credit with an unaffiliated banking organization. The Parent Company enjoys an excellent reputation and credit standing in the capital markets and has the ability to raise substantial amounts of funds in the form of either short-term or long-term borrowings. In February 2003, the Parent Company issued $300 million of subordinated debt. This debt bears a coupon interest rate of 4.875% and has a maturity of ten years.

The consolidated statements of cash flows detail cash flows from operating, investing, and financing activities. Operating activities provided net cash of $205.0 million during the first six months of 2003. On March 3, 2003, TSYS announced that Bank One selected TSYS to upgrade its credit card processing. As part of that agreement, TSYS received a $30 million payment from

Bank One, which is included in "billings in excess of costs on uncompleted contracts" on the balance sheet, and is recognizing this payment in accordance with the percentage-of-completion method of accounting. Investing activities used $1.1 billion, and financing activities provided $934.4 million, resulting in an increase in cash and due from banks of $63.8 million.

On June 30, 2003, TSYS terminated the operating lease agreement for its corporate campus and purchased the property for $93.5 million through a combination of cash and long-term debt financing from a Synovus banking affiliate.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the first six months of 2003 were $19.9 billion, up 19.5% over the first six months of 2002. Excluding the impact of acquisitions and divestitures in both years, average assets increased 13.3%. Average earning assets were up 18.5% in the first six months of 2003 over the same period last year, and represented 89.9% of average total assets. When compared to the same period last year, average deposits increased $2.3 billion, average investments increased $192.1 million, average Federal funds purchased and securities sold under repurchase agreements decreased $57.5 million, average Federal funds sold and securities purchased under resale agreements increased $50.5 million, average long-term debt increased $520.6 million, and average shareholders' equity increased $394.0 million. This growth provided the funding for the $2.5 billion growth in average net loans.

For the six months ended June 30, 2003, net interest income was $372.5 million, up $24.6 million, or 7.1%, over the $348.0 million for the same period a year ago. Net interest income was $190.9 million for the three months ended June 30, 2003, up $15.6 million, or 8.9%, over the $175.3 million reported for the three months ended June 30, 2002. For the six months ended June 30, 2003, net interest income, on a tax-equivalent basis, increased $24.7 million, or 7.0%, over the same period in 2002. Net interest income, on a tax-equivalent basis, for the second quarter of 2003 increased $15.7 million, or 8.9%, over the second quarter of 2002.

The net interest margin was 4.28% for the six months ended June 30, 2003, down 46 basis points from the six months ended June 30, 2002. This decrease resulted from a 94 basis point decrease in the yield on earning assets, which was partially offset by a 48 basis point decrease in the effective cost of funds. The decreased yield on earning assets was due to lower yields on loans and investments. This was largely due to a 50 basis point decrease in the average Prime rate and lower reinvestment yields on securities as compared to the prior year-to-date period. Significant growth in floating-rate loans also contributed to the decline in total loan yields. The decreased effective cost of funds was due to lower average rates paid on interest-bearing funding. The second quarter 2003 net interest margin was 4.25%, down 46 basis points from the same period a year ago. This decrease resulted from a 92 basis point decrease in the yield on earning assets, which was partially offset by a 46 basis point decrease in the effective cost of funds.

On a sequential quarter basis, the net interest margin was down only 6 basis points while net interest income was up $9.4 million. Corporate initiatives underway to improve both loan and deposit pricing have helped limit margin compression. Solid core deposit growth has also had a beneficial effect on our margin.

The tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

                                                     Six Months Ended                   Three Months Ended
                                                         June 30,                            June 30,
(In thousands)                                    2003              2002               2003              2002
------------------------------------------------------------------------------------------------------------------
Interest income                         $            530,499           516,750            270,742         258,677
Taxable-equivalent adjustment                          3,723             3,542              1,853           1,771
                                             ----------------  ----------------   ----------------   -------------
Interest income,
   taxable-equivalent                                534,222           520,292            272,595         260,448
Interest expense                                     157,979           168,792             79,805          83,336
                                             ----------------  ----------------   ----------------   -------------
Net interest income,
   taxable-equivalent                    $           376,243           351,500            192,790         177,112
                                             ================  ================   ================   =============

Non-Interest Income

Total non-interest income during the first six months of 2003 increased $77.8 million, or 13.2%, over the same period a year ago. Total non-interest income during the second quarter of 2003 increased $41.7 million, or 13.9%, over the same period in 2002. For the first six months of 2003, total non-interest income excluding reimbursable items and the impairment loss on a private equity investment increased $73.3 million, or 15.3%, over the first six months of 2002. Total non-interest income excluding reimbursable items and an impairment loss on a private equity investment for the second quarter of 2003 increased $38.7 million, or 15.6%, over the same period in 2002.

Financial Services:

Financial Services' non-interest income for the three and six months ended June 30, 2003 was up 42.4% and 33.2%, respectively, as compared to the same periods last year. Acquisitions, divestitures, and the impairment loss recorded in the prior year have significantly impacted the year-over-year comparisons. Excluding these items and securities gains, non-interest income for the three and six months ended June 30, 2003 was up 18.7% and 20.2%, respectively, from the same periods last year. The key drivers are mortgage revenues, up 116.2% compared to the second quarter of 2002 and 97.6% for the year-to-date period, and service charges on deposits, up 8.4% for the quarter and 8.0% for the year-to-date period.

Financial Management Services revenues for the six months ended June 30, 2003 increased 9.5% compared to the same period a year ago. Excluding acquisitions, these revenues are the same as last year. Declining market values of equity securities have impacted the fee income base of Financial Management Services. However, most of this impact was offset by the addition of new assets under management, which are approximately $13 billion as of June 30, 2003.

Transaction Processing Services:

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

Electronic payment processing services revenues increased $47.8 million, or 16.2%, for the six months ended June 30, 2003, compared to the same period in 2002. For the second quarter of 2003, electronic payment processing services revenues increased $23.5 million, or 15.4%, compared to the second quarter of 2002. Electronic payment processing revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, credit bureau reports, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, student loan, and commercial card accounts. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards, as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow.

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

Processing contracts with large clients, representing a significant portion of TSYS' total revenues, generally provide for discounts on certain services based on the size and activity of clients' portfolios. Therefore, electronic payment processing revenues and the related margins are influenced by the client mix relative to the size of client card portfolios, as well as the number and activity of individual cardholder accounts processed for each client. Consolidation among financial institutions has resulted in an increasingly concentrated client base, which results in a changing client mix toward larger clients. Consolidation in the financial services or retail industries, a change in the economic environment in the retail sector, or a change in the mix of payments between cash and cards could favorably or unfavorably impact TSYS' financial condition, results of operations, and cash flows in the future.

TSYS provides services to its clients including processing consumer, retail, commercial, debit and stored-value cards, as well as student loan processing.

Average cardholder accounts on file for the three months ended June 30, 2003 were 260.7 million, an increase of approximately 13.8% over the average of 229.1 million for the same period in 2002. Average cardholder accounts on file for the six months ended June 30, 2003 were 256.4 million, an increase of approximately 10.5% over the average of 232.1 million for the same period in 2002. Cardholder accounts on file at June 30, 2003 were 262.5 million, a 15.8% increase compared to the 226.7 million accounts on file at June 30, 2002. The change in cardholder accounts on file from June 2002 to June 2003 included the deconversion and purging of 9.5 million accounts, the addition of approximately 23.8 million accounts attributable to the internal growth of existing clients, and approximately 21.5 million accounts for new clients.

TSYS expects to continue expanding its market share in the consumer, debit, retail, and commercial card arenas. TSYS' future growth is dependent upon new clients, international expansion, and continued internal growth of clients' portfolios.

In March of 2003, Sears announced that it is evaluating strategic alternatives for its private label and MasterCard portfolio. In July 2003, Sears and Citicorp announced an agreement for the proposed sale by Sears to Citicorp of its credit card and financial services businesses by the end of 2003. Sears and Citicorp are both current customers of TSYS, and TSYS considers its relationships with both companies to be very positive.

TSYS and Sears are parties to a 10-year agreement, which was renewed in January of 2000, under which TSYS provides transaction processing for more than 78 million Sears accounts. The TSYS/Sears processing agreement as it relates to the Sears retail and MasterCard portfolios expires on April 30, 2010. During the six month period ending June 30, 2003, TSYS' revenues from the TSYS/Sears agreement represented 6.5% of its consolidated revenues. The agreement includes provisions for termination for convenience prior to its expiration upon the payment of a termination fee. This termination fee is not fixed, but is reduced annually the closer the termination date is to the expiration date of the agreement. The TSYS/Sears agreement also grants to Sears the one-time right to market test TSYS' pricing and functionality after May 1, 2004. Potential results of such market test, in which TSYS will be a participant, include continuation of the processing agreement under its existing terms, continuation of the processing agreement under mutually agreed modified terms, or termination of the processing agreement after May 1, 2006 without a termination fee.

At this point in time, TSYS has not had any formal discussions with Citicorp about its future plans for the Sears portfolios. TSYS believes that many aspects of the TSYS/Sears processing agreement are unique to its relationship with Sears, and intends to address those issues in future conversations and negotiations with Citicorp. The impact of the proposed transaction between Sears and Citicorp on the financial condition and results of operations for Synovus and TSYS cannot be determined at this time.

On March 3, 2003, TSYS announced that Bank One selected TSYS to upgrade its credit card processing. Under the long-term software licensing and services agreement, TSYS will provide electronic payment processing services to Bank One's credit card accounts for at least two years starting in mid 2004 (excluding statement and card production services), and then TSYS will license a modified version of its TS2 consumer and commercial software to Bank One under a perpetual license with a six year payment term. TSYS uses the percentage-of-completion accounting method for its agreement with Bank One and recognizes revenues in proportion to costs incurred. The impact upon TSYS' 2003 earnings will be slightly positive. The contribution from the Bank One agreement to TSYS' 2004 earnings per share (EPS) is expected to range from $0.03 to $0.04. Beginning in 2005 and continuing thereafter through the payment term of the license, the contribution of the Bank One agreement to TSYS' EPS is expected to exceed $0.04 on an annual basis.

A significant amount of TSYS' revenues is derived from long-term contracts with large clients, including certain major customers. For the three months ended June 30, 2003, TSYS had two major customers, which accounted for approximately 30.2%, or $77.7 million, of total revenues. For the three months ended June 30, 2002, TSYS had two major customers that accounted for 35.0%, or $82.0 million, of total revenues.

TSYS had two major customers for the six months ended June 30, 2003, which accounted for approximately 30.1%, or $153.0 million, of total revenues. For the six months ended June 30, 2002, TSYS had two major customers which accounted for approximately 33.9%, or $159.5 million, of total revenues. The loss of one of its major customers, or other significant clients, could have a material adverse effect on TSYS' financial position, results of operations, and cash flows.

Non-Interest Expense

For the six months ended June 30, 2003, total non-interest expense increased $66.4 million, or 10.5%. Total non-interest expense for the three months ended June 30, 2003 increased $40.8 million, or 12.9%, over the same period in 2002. Total non-interest expense excluding reimbursable items for the six months ended June 30, 2003 increased $70.4 million, or 13.7%, over the same period in 2002. For the three months ended June 30, 2003, total non-interest expense excluding reimbursable items increased $46.2 million, or 18.0% over the second quarter of 2002. Management analyzes non-interest expense in two separate components:
Financial Services and Transaction Processing Services.

The following table summarizes non-interest expense for the six months ended June 30, 2003 and 2002.

                                                             Six Months Ended               Six Months Ended
(In thousands)                                               June 30, 2003(*)               June 30, 2002(*)
--------------------------------------------------------------------------------------------------------------------
                                                                       Transaction                    Transaction
                                                        Financial      Processing      Financial      Processing
                                                         Services       Services        Services       Services
                                                       ------------- ---------------- ------------- ----------------
Salaries and other personnel expenses               $       170,979          162,890       137,494          144,406
Net occupancy and equipment expenses                         36,556          102,027        33,555           85,950
Other operating expenses                                     75,856           43,099        69,609           48,470
Reimbursable items                                               --          113,112            --          117,022
                                                       ------------- ---------------- ------------- ----------------

Total non-interest expense                          $       283,391          421,128       240,658          395,848
                                                       ============= ================ ============= ================


The following table summarizes non-interest expense for the three months ended June 30, 2003 and 2002.

                                                          Three Months Ended               Three Months Ended
(In thousands)                                             June 30, 2003(*)                 June 30, 2002(*)
--------------------------------------------------------------------------------------------------------------------
                                                                      Transaction                      Transaction
                                                      Financial       Processing       Financial        Processing
                                                       Services        Services         Services        Services
                                                    --------------- -------------------------------- ---------------
Salaries and other personnel expenses             $         89,883           85,118          65,350          74,350
Net occupancy and equipment expenses                        18,640           50,407          16,717          41,720
Other operating expenses                                    39,064           22,780          33,679          27,674
Reimbursable items                                              --           54,638              --          60,032
                                                    --------------- ---------------- --------------- ---------------
Total non-interest expense                        $        147,587          212,943         115,746         203,776
                                                    =============== ================ =============== ===============

(*) The added totals are greater than the consolidated totals due to inter-segment balances which are eliminated in consolidation.

Financial Services:

Financial Services' non-interest expense for the first six months of 2003 was $283.4 million, up 17.8% compared to the same period a year ago. For the second quarter of 2003, Financial Services' non-interest expense was $147.6 million, up 27.5% compared to the second quarter of 2002. The efficiency ratio for the six months ended June 30, 2003 was 53.55% compared to 51.82% for the same period a year ago. Significant items which impacted the growth in non-interest expense since last year include acquisitions, divestitures, mortgage banking unit expenses, timing differences in incentive pay expenses, and the merchant fraud loss recorded in 2002. Excluding these items, non-interest expense for the six months ended June 30, 2003 increased approximately 6.8% compared to the same period a year ago. The core infrastructure expenses within our support companies have an increase of approximately 4% over last year-to-date results. The remainder of the growth is predominately in the sales and production areas of the highest growth banking markets.

Average FTE employees for the six months ended June 30, 2003 were 5,871, up 388 or 7.1% from the same period a year ago. More than one-half of the total increase in average FTEs was the net change resulting from acquisitions and divestitures.

Transaction Processing Services:

Total expenses increased 6.4% for the six months ended June 30, 2003, compared to the same period in 2002. Excluding reimbursable items, total expenses increased 10.5% for the six months ended June 30, 2003, compared to the same period in 2002. Total expenses increased 4.5% for the second quarter of 2003, compared to the second quarter of 2002. Excluding reimbursable items, total expenses increased 10.1% for the second quarter of 2003, compared to the same period in 2002. The increases are due to changes in each of the expense categories as described below.

Salaries and other personnel expenses increased $18.5 million, or 12.8%, for the six months ended June 30, 2003, compared to the same period in 2002. For the second quarter of 2003, salaries and other personnel expenses increased $10.8 million, or 14.5%, compared to the second quarter of 2002. The change in employment expenses is associated with the growth in the number of employees, normal salary increases, and related benefits, as well as lower levels of employment costs categorized as software development and contract acquisition costs. The average number of employees in the second quarter of 2003 increased to 5,421, which increased 2.1% compared to 5,311 in the same period in 2002. The average number of employees for the first six months of 2003 increased to 5,304, which approximates the 5,298 in the same period in 2002. During the second quarter, TSYS added approximately 220 employees associated with the ESC acquisition and the creation of a wholly-owned subsidiary named TSYS Technology Center, Inc. (TCC) in Boise, Idaho. Initially employing 77 team members, the TTC team members will support technology efforts throughout TSYS, including government services, customer care, programming, and systems development.

For the six months ended June 30, 2003, net occupancy and equipment expense increased $16.1 million, or 18.7%, over the same period in 2002. Net occupancy and equipment expense increased $8.7 million, or 20.8%, for the three months ended June 30, 2003 over the same period in 2002. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved to a large extent through operating leases. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, increased approximately $4.6 million and $6.2 million for the first three and six months ended

June 30, 2003, respectively, compared to the same periods of 2002. Depreciation and software amortization increased $4.0 million and $8.8 million during the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002. The increase in depreciation and amortization is the result of the amortization of additional software acquired in 2002, as well as the amortization of developed software placed in service after June 30, 2002.

On June 30, 2003, TSYS terminated the lease arrangement and purchased its corporate campus through a combination of cash and long-term debt financing through a banking affiliate of Synovus. As a result of the purchase, net occupancy and equipment expense is not expected to increase because the increase of approximately $2.6 million annually for depreciation of the building and related equipment will be offset by the decrease in annual rent expense related to the lease. However, the campus purchase will result in a reduction of net interest income.

Income Tax Expense

Income tax expense for the six months ended June 30, 2003 was $106.6 million compared to $94.0 million for the same period a year ago. For the second quarter of 2003, income tax expense was $56.1 million compared to $47.6 million for the second quarter of 2002. The effective tax rate for the first six months of 2003 was 36.4%, compared to 35.8% for the same period in 2002. For the second quarter of 2003, the effective tax rate was 36.8%, compared to 35.6% for the second quarter of 2002.

2003 Earnings Guidance
Synovus expects to achieve earnings per share growth for 2003 in the range of 4
- 8% over 2002, based in part upon the following assumptions:

    *    Financial Services' net income growth of 3 - 7% over 2002.
    *    2003 net interest margin of approximately 4.20% to 4.33%.
    * Good credit quality with a 2003 net charge-off ratio which approximates 2002 levels.
    *    TSYS earnings growth of 12 - 15% over 2002.

Share Repurchase Plan

On April 14, 2003 the Synovus board of directors approved a $200 million share repurchase plan. Through August 13, 2003, 5.0 million shares have been purchased under this plan at a total cost of $100.8 million. This was consistent with Synovus' expectation to repurchase one half of the total authorization in the first 90 days after the plan was approved. The pace of future repurchases under this two year plan will depend on various factors including price, market conditions, acquisitions, and the general financial position of Synovus.

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act (the "Act"). These forward-looking statements include, among others, statements regarding management's belief concerning the expected impact on Synovus of recent accounting pronouncements; management's belief with respect to the adequacy of the allowance for loan losses; management's belief with respect to the charge-off ratio for the full year; management's belief with respect to the impact of the resolution of certain loan delinquencies on nonperforming assets and the inclusion of all material loans in which doubt exists as to collectibility in nonperforming assets; TSYS' belief with respect to expanding its market share, the uniqueness of the TSYS/Sears processing relationship and the expected financial impact to TSYS of its contract with Bank One; and Synovus' expected growth in earnings per share for 2003 and the assumptions underlying such statements, including, with respect to Synovus' expected increase in earnings per share for 2003; an expected increase of 3-7% in Financial Services' net income; expected net interest margin of approximately 4.20% to 4.33%; expectation of good credit quality with a 2003 net charge-off ratio which approximates 2002 levels; and an expected increase of 12-15% in net income of TSYS (based upon TSYS' assumptions that revenues (excluding reimbursable items) will increase 9 - 10%, that the internal growth rate of existing clients will be approximately 11%, and that there will be a continued focus on expense management). In addition, certain statements in future filings by Synovus with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, and other financial terms; (ii) statements of plans and objectives of Synovus or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of important factors could cause actual results to differ materially from those contemplated by the forward-looking statements. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to: (i) Synovus' inability to achieve its net income goals for Financial Services; (ii) TSYS' inability to achieve its net income goals for 2003 (whether arising out of TSYS' inability to successfully bring new products and services to market, adverse developments with respect to TSYS' sub-prime or retail clients, adverse developments with respect to signing new clients, adverse developments with respect to controlling expenses, or otherwise); (iii) adverse developments with respect to TSYS meeting its performance obligations under its contract with Bank One; (iv) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (v) the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board; (vi) inflation, interest rate, market and monetary fluctuations;
(vii) the timely development of and acceptance of new products and services by users; (viii) changes in consumer spending, borrowing, and saving habits; (ix) technological changes are more difficult or expensive than anticipated; (x) acquisitions; (xi) the ability to increase market share and control expenses;
(xii) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) with which Synovus and its subsidiaries must comply; (xiii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies; (xiv) changes in Synovus' organization, compensation, and benefit plans; (xv) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (xvi) a deterioration in credit quality or a reduced demand for credit; (xvii) Synovus' inability to successfully manage any impact from slowing economic conditions or consumer spending; (xviii) the occurrence of catastrophic events that could impact Synovus or TSYS or its major customers' operating facilities, communication systems and technology or that have a material negative impact on current economic conditions or levels of consumer spending; (xix) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection; (xx) hostilities increase in the Middle East or elsewhere; and (xxi) the success of Synovus at managing the risks involved in the foregoing.

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

                            ITEM 3 - QUANTITATIVE AND
                          QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK

During the second quarter of 2003, Synovus experienced a moderate shortening of the expected average maturity and repricing frequency of its earning asset base. This shortening is primarily due to all of its net loan growth in the second quarter having its interest rate tied to a short-term index, primarily the Prime rate. Through its asset liability management practices, Synovus has sought to limit any further significant increases in its asset sensitivity. These activities have largely offset the shortening of its loan portfolio, resulting in limited changes in Synovus' interest rate sensitivity.

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

Synovus models its baseline net interest income forecast assuming an unchanged or flat interest rate environment. Synovus has modeled the impact of a gradual increase and decrease in short-term rates of 100 basis points to determine the sensitivity of net interest income for the next twelve months. In the gradual 100 basis point decrease scenario, net interest income is expected to decrease by approximately 2.5%, as compared to an unchanged interest rate environment. In the gradual 100 basis point increase scenario, net interest income is expected to increase by approximately 2.8%, as compared to an unchanged interest rate environment. While these estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions and their impact on loan and deposit pricing would be expected to have a significant impact on the realized level of net interest income. Actual realized balance sheet growth and mix would also impact the realized level of net interest income.

                        ITEM 4 - CONTROLS AND PROCEDURES


We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There have been no changes in Synovus' internal control over financial reporting which could materially affect, or are reasonably likely to materially affect, internal control over financial reporting.

                           PART II - OTHER INFORMATION

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual shareholders' meeting was held on April 24, 2003. Following is a summary of the proposal that was submitted to the shareholders for approval.

The proposal was to elect three nominees for Class III directors of Synovus to serve until the 2006 Annual Meeting of Shareholders. The three nominees for election as Class III directors named below were elected by the number of affirmative votes set forth opposite their names below, with the number of votes withholding authority to vote for such nominees also being shown. As the election of each of the nominees for Class III directors was approved by a plurality of the total votes entitled to be cast by the holders of shares represented at the meeting, each of the nominees for Class III directors were elected.

Nominee                                                Votes For                     Withheld Authority to Vote
---------------------------------------- -------------------------------------- --------------------------------------
Richard Y. Bradley                                   1,600,665,688                           285,473,523
---------------------------------------- -------------------------------------- --------------------------------------
John P. Illges, III                                  1,839,612,131                            46,527,080
---------------------------------------- -------------------------------------- --------------------------------------
William B. Turner                                    1,770,307,279                           115,831,932
---------------------------------------- -------------------------------------- --------------------------------------

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     (11)    Statement re Computation of Per Share Earnings

     (31.1)  Certification of Chief Executive Officer

     (31.2)  Certification of Chief Financial Officer

     (32)    Certification of Periodic Report


 (b) Reports on Form 8-K

         The following report on Form 8-K was filed subsequent to the second quarter of 2003.

               The report filed on July 16, 2003, included the following event:

         On July 16, 2003, Synovus issued a press release and held an investor conference call and webcast with respect to its second quarter 2003 earnings.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    SYNOVUS FINANCIAL CORP.


 Date:  August 14, 2003                         BY: /s/ Thomas J. Prescott
        ----------------------------                ----------------------
                                                    Thomas J. Prescott
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit Number         Description
--------------         ------------

11                     Statement re Computation of Per Share Earnings

31.1                   Certification of Chief Executive Officer

31.2                   Certification of Chief Financial Officer

32                     Certification of Periodic Report