Form 10-Q
period 2003-09-30
SYNOVUS FINANCIAL CORP
filed 2003-11-14
CIK 18349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



               For the Quarterly Period Ended September 30, 2003
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

                      YES      X            NO
                           ----------         -----------

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                      YES      X            NO
                           ----------         -----------

   At October 31, 2003, 301,760,697 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

                             SYNOVUS FINANCIAL CORP.

                                      INDEX

                                                                                               Page
Part I.           Financial Information                                                       Number
                                                                                              ------

     Item 1.      Unaudited Financial Statements

                  Consolidated Balance Sheets
                  September 30, 2003 and December 31, 2002                                      3

                  Consolidated Statements of Income
                  Nine and Three Months Ended September 30, 2003 and 2002                       4

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2003 and 2002                                 5

                  Notes to Consolidated Financial Statements                                    6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          17

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk                   35


     Item 4.      Controls and Procedures                                                      36

Part II.          Other Information


     Item 6.      (a)   Exhibits                                                               37

                  (b) Reports on Form 8-K                                                      37


Signature Page                                                                                 38

Exhibit Index                                                                                  39


                  (11)      Statement re Computation of Per Share Earnings
                  (31.1)    Certification of Chief Executive Officer
                  (31.2)    Certification of Chief Financial Officer
                  (32)      Certification of Periodic Report

                          PART I. FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                             SYNOVUS FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                     September 30,              December 31,
(In thousands, except share and per share data)                                           2003                      2002
                                                                               ---------------------      --------------------
ASSETS
Cash and due from banks                                                    $                706,029                   741,092
Interest earning deposits with banks                                                          4,426                     5,055
Federal funds sold and securities purchased under resale agreements                         138,448                    92,709
Mortgage loans held for sale                                                                238,986                   245,858
Investment securities available for sale                                                  2,431,951                 2,237,725

Loans, net of unearned income                                                            15,918,573                14,463,909
Allowance for loan losses                                                                 (223,461)                 (199,841)
                                                                               ---------------------      --------------------
        Loans, net                                                                       15,695,112                14,264,068
                                                                               ---------------------      --------------------

Premises and equipment, net                                                                 776,848                   616,355
Contract acquisition costs and computer software, net                                       340,078                   324,026
Goodwill, net                                                                               248,869                    99,108
Other intangible assets, net                                                                 38,993                    16,869
Other assets                                                                                403,654                   393,381
                                                                               ---------------------      --------------------
        Total assets                                                       $             21,023,394                19,036,246
                                                                               =====================      ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
     Non-interest bearing                                                  $              2,800,637                 2,303,375
     Interest bearing                                                                    12,723,450                11,625,459
                                                                               ---------------------      --------------------
        Total deposits                                                                   15,524,087                13,928,834
Federal funds purchased and securities sold under repurchase agreements                   1,115,984                 1,275,084
Long-term debt                                                                            1,684,798                 1,336,200

Billings in excess of costs on uncompleted contracts                                         24,074                         -
Other liabilities                                                                           365,213                   338,176
                                                                               ---------------------      --------------------
        Total liabilities                                                                18,714,156                16,878,294
                                                                               ---------------------      --------------------

Minority interest in consolidated subsidiaries                                              133,432                   117,099

Shareholders' equity:
     Common stock - $1.00 par value; Authorized  600,000,000 shares;
        issued 307,054,609 in 2003 and 300,573,027 in 2002; outstanding
        301,441,645 in 2003 and 300,397,763 in 2002                                         307,055                   300,573
     Surplus                                                                                422,615                   305,718
     Treasury stock - 5,612,964 shares in 2003 and 175,264 shares in 2002                 (112,738)                   (1,285)
     Unearned compensation                                                                    (306)                     (146)
     Accumulated other comprehensive income                                                  32,873                    46,113
     Retained earnings                                                                    1,526,307                 1,389,880
                                                                               ---------------------      --------------------
        Total shareholders' equity                                                        2,175,806                 2,040,853
                                                                               ---------------------      --------------------
        Total liabilities and shareholders' equity                         $             21,023,394                19,036,246
                                                                               =====================      ====================

See accompanying notes to consolidated financial statements.

                             SYNOVUS FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                       Nine Months Ended          Three Months Ended
                                                                         September 30,                September 30,
                                                                ---------------------------      ----------------------
(In thousands, except per share data)                                   2003        2002         2003          2002
                                                                ---------------  ----------      -------    -----------
Interest income:
          Loans, including fees                                 $      712,542    685,797       239,349       236,579
          Investment securities                                         71,455     88,131        22,203        28,830
          Mortgage loans held for sale                                  11,514     10,796         4,324         3,351
          Federal funds sold and securities purchased
               under resale agreements                                   1,216      1,130           367           371
          Interest earning deposits with banks                              20         40             5            13
                                                                --------------- ----------   -----------   -----------
               Total interest income                                   796,747    785,894       266,248       269,144
                                                                --------------- ----------   -----------   -----------
Interest expense:
          Deposits                                                     168,337    197,625        52,533        66,844
          Federal funds purchased and securities sold
               under repurchase agreements                               9,007     14,317         2,503         4,381
          Long-term debt                                                53,770     43,055        18,099        14,980
                                                                --------------- ----------   -----------   -----------
               Total interest expense                                  231,114    254,997        73,135        86,205
                                                                --------------- ----------   -----------   -----------
               Net interest income                                     565,633    530,897       193,113       182,939
Provision for losses on loans                                           51,977     49,497        15,108        16,410
                                                                --------------- ----------   -----------   -----------
               Net interest income after provision
                       for losses on loans                             513,656    481,400       178,005       166,529
                                                                --------------- ----------   -----------   -----------
Non-interest income:
          Electronic payment processing services                       519,906    450,970       177,580       156,470
          Other transaction processing services revenue                 81,735     81,097        30,927        25,451
          Service charges on deposit accounts                           77,877     69,512        26,710        24,281
          Fees for trust services                                       21,925     21,295         7,189         6,928
          Brokerage revenue                                             15,108     13,605         5,338         4,372
          Mortgage banking income                                       51,991     27,986        18,021        10,793
          Credit card fees                                              19,117     16,609         7,110         6,010
          Securities gains, net                                          1,336      2,606           755           717
          Other fee income                                              17,335     14,792         6,039         5,254
          Other non-interest income                                     38,557     36,668        11,776        14,796
                                                                --------------- ----------   -----------   -----------
   Non-interest income before reimbursable items
          and impairment loss on private equity investment             844,887    735,140       291,445       255,072
          Reimbursable items                                           168,852    173,495        55,740        56,473

          Impairment loss on private equity investment                       -     (8,355)            -             -
                                                                --------------- ----------   -----------   -----------
               Total non-interest income                             1,013,739    900,280       347,185       311,545
                                                                --------------- ----------   -----------   -----------
Non-interest expense:
          Salaries and other personnel expense                         505,091    443,839       171,525       162,209
          Net occupancy and equipment expense                          208,872    181,833        70,289        62,327
          Other non-interest expense                                   174,538    159,018        63,134        46,956
                                                                --------------- ----------   -----------   -----------
   Non-interest expense before reimbursable items                      888,501    784,690       304,948       271,492
          Reimbursable items                                           168,852    173,495        55,740        56,473
                                                                --------------- ----------   -----------   -----------
               Total non-interest expense                            1,057,353    958,185       360,688       327,965
                                                                --------------- ----------   -----------   -----------

Minority interest in subsidiaries' net income                           19,453     16,967         6,780         6,254

               Income before income taxes                              450,589    406,528       157,722       143,855
Income tax expense                                                     164,303    145,609        57,722        51,583
                                                                --------------- ----------   -----------   -----------
               Net income                                       $      286,286    260,919       100,000        92,272
                                                                =============== ==========   ===========   ===========

Net income per share:
          Basic                                                 $         0.95       0.88          0.33          0.31
                                                                =============== ==========   ===========   ===========
          Diluted                                                         0.94       0.87          0.33          0.31
                                                                =============== ==========   ===========   ===========

Weighted average shares outstanding:
          Basic                                                        302,067    296,387       301,366       298,564
                                                                =============== ==========   ===========   ===========
          Diluted                                                      304,574    300,816       304,514       301,986
                                                                =============== ==========   ===========   ===========

Dividends declared per share                                    $         0.50       0.44          0.17          0.15
                                                                =============== ==========   ===========   ===========

See accompanying notes to consolidated financial statements.

                             SYNOVUS FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                ----------------------------------------------------
(In thousands)                                                                          2003                        2002
                                                                                ---------------------          ---------------------
Operating Activities
          Net Income                                                            $        286,286                     260,919
          Adjustments to reconcile net income to net cash provided by operating activities:
                          Provision for losses on loans                                    51,977                     49,497
                          Depreciation, amortization, and accretion, net                   90,383                     69,638
                          Deferred income tax expense                                      21,248                      2,332
                          Decrease in interest receivable                                   6,278                      4,727
                          Decrease in interest payable                                     (4,854)                   (11,031)
                          Minority interest in subsidiaries' net income                    19,453                     16,967
                          Decrease in mortgage loans held for sale                          6,872                    160,832

                          Billings in excess of costs on uncompleted contracts             24,074                         -
                          Other, net                                                      (54,165)                   (14,290)
                                                                                ---------------------       ---------------------
                            Net cash provided by operating activities                     447,552                    539,591
                                                                                ---------------------       ---------------------

Investing Activities
          Net cash (paid) received in acquisitions                                        (66,155)                    14,722
          Net decrease (increase)  in interest earning deposits with banks                    629                        (87)
          Net increase in federal funds sold
                  and securities purchased under resale agreements                        (13,504)                   (58,003)
          Proceeds from maturities and principal collections of
                  investment securities available for sale                              1,147,308                    496,185
          Proceeds from sales of investment securities available for sale                 130,753                    104,427
          Purchases of investment securities available for sale                        (1,437,466)                  (557,983)
          Net increase in loans                                                          (862,928)                (1,301,457)
          Purchases of premises and equipment                                            (160,127)                   (97,868)
          Proceeds from disposals of premises and equipment                                 2,152                      2,316
          Proceeds from sales of other real estate                                         15,961                     13,170
          Increase in contract acquisition costs                                          (17,904)                   (34,317)
          Additions to purchased computer software                                        (35,682)                   (20,686)
          Additions to internally developed computer software                             (13,945)                   (21,573)
                                                                                ---------------------       ---------------------
                            Net cash used by investing activities                      (1,310,908)                (1,461,154)
                                                                                ---------------------       ---------------------

Financing Activities
          Net increase in demand and savings deposits                                     895,730                    828,318
          Net  increase in certificates of deposit                                          9,303                    297,946
          Net decrease in federal funds purchased
                  and securities sold under repurchase agreements                        (159,100)                  (231,317)
          Principal repayments on long-term debt                                         (101,908)                   (54,406)
          Proceeds from issuance of long-term debt                                        419,400                    197,684
          Dividends paid to shareholders                                                 (144,397)                  (125,091)
          Proceeds from issuance of common stock                                           20,718                     12,102

          Treasury stock purchased                                                       (111,453)                        -
                                                                                ---------------------       ---------------------
                            Net cash provided by financing activities                     828,293                    925,236
                                                                                ---------------------       ---------------------

(Decrease) increase in cash and due from banks                                            (35,063)                     3,673
Cash and due from banks at beginning of period                                            741,092                    648,179
                                                                                ---------------------       ---------------------
Cash and due from banks at end of period                                        $         706,029                    651,852
                                                                                =====================       =====================

See accompanying notes to consolidated financial statements.

                             SYNOVUS FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
Note 1 - Basis of Presentation
------------------------------

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

Note 2 - Supplemental Cash Flow Information
-------------------------------------------

For the nine months ended September 30, 2003 and 2002, Synovus paid income taxes (net of refunds received) of $139.4 million and $112.6 million, respectively. For the nine months ended September 30, 2003 and 2002, Synovus paid interest of $236.0 million and $266.0 million, respectively.

Cash used by TSYS for contract acquisition costs for the nine months ended September 30, 2003 and 2002 are summarized as follows:

--------------------------------------------------------------------------------------------------------------
(In thousands)                                              September 30, 2003             September 30, 2002
--------------------------------------------------------------------------------------------------------------
Conversion costs                                  $                  13,404                        22,941
Payments for processing rights                                        4,500                        11,376
                                                      --------------------------------------------------------
    Total                                         $                  17,904                        34,317
                                                      ========================================================

Noncash investing activities consisted of loans of approximately $14.1 million and $10.6 million, which were foreclosed and transferred to other real estate during the nine months ended September 30, 2003 and 2002, respectively.

Note 3 - Other Comprehensive Income (Loss)
-------------------------------------------

Other comprehensive income (loss) consists of net unrealized gains (losses) on securities available for sale, net unrealized gains (losses) on cash flow hedges, and foreign currency translation adjustments. Comprehensive income consists of net income plus other comprehensive income (loss). Comprehensive income for the nine months ended September 30, 2003 and 2002 was $273.0 million and $277.9 million, respectively. For the three months ended September 30, 2003 and 2002, comprehensive income was $86.7 million and $99.1 million, respectively.

Note 4 - Stock-Based Compensation
---------------------------------

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

If Synovus had determined compensation expense based on the fair value at the grant date for its stock options granted during the years 1997 through 2003 under SFAS No. 123, net income and earnings per share for the nine months and three months ended September 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated in the following tables.

For the nine months ended September 30, 2003 and 2002:


(In thousands, except per share data)                                                 2003              2002
-------------------------------------------------------------------------------------------------------------------
Net income as reported                                                     $             286,286           260,919
Total stock-based employee compensation expense determined under fair
value based method for all awards, net of related tax effects                            (10,110)          (10,929)
                                                                                 ---------------- -----------------
Net income - pro forma                                                     $             276,176           249,990
                                                                                 ================ =================
Earnings per share:
Basic - as reported                                                        $                0.95              0.88
Basic - pro forma                                                                           0.91              0.84
Diluted - as reported                                                                       0.94              0.87
Diluted - pro forma                                                                         0.91              0.83
-------------------------------------------------------------------------------------------------------------------

For the three months ended September 30, 2003 and 2002:

 (In thousands, except per share data)                                                2003              2002
-------------------------------------------------------------------------------------------------------------------
Net income as reported                                                     $             100,000            92,272
Total stock-based employee compensation expense determined under fair
value based method for all awards, net of related tax effects                             (3,407)           (3,987)
                                                                                 ---------------- -----------------
Net income - pro forma                                                     $              96,593            88,285
                                                                                 ================ =================

Earnings per share:
Basic - as reported                                                        $                0.33              0.31
Basic - pro forma                                                                           0.32              0.30
Diluted - as reported                                                                       0.33              0.31
Diluted - pro forma                                                                         0.32              0.29
-------------------------------------------------------------------------------------------------------------------

Note 5 - Business Combinations
------------------------------

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

Of the $66.1 million of acquired intangible assets, $58.0 million was allocated to goodwill. The goodwill will not be deductible for tax purposes. The identifiable intangible assets consist of the core deposit premium, which has an estimated fair value of $8.1 million and a weighted average useful life of 10 years.

Synovus is in the process of completing the purchase price allocation relating to the FNB acquisition. The purchase price allocation has been preliminarily determined as follows:

         -----------------------------------------------------------------------------------------
         (In thousands)                                                      At February 28, 2003
         -----------------------------------------------------------------------------------------
         Cash and due from banks                                       $                   16,238
         Investments                                                                       30,011
         Federal funds sold                                                                25,200
         Loans, net                                                                       292,325
         Premises and equipment                                                            10,141
         Intangible assets                                                                  8,118
         Goodwill                                                                          57,959
         Other assets                                                                       4,539
                                                                       ---------------------------
              Total assets acquired                                                       444,531
                                                                       ---------------------------
         Deposits                                                                         328,040
         Notes payable                                                                     14,083
         Other liabilities                                                                  6,443
                                                                       ---------------------------
              Total liabilities assumed                                                   348,566
                                                                       ---------------------------
                   Net assets acquired                                 $                   95,965
                                                                       ===========================

         -----------------------------------------------------------------------------------------

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

Of the $67.2 million of acquired intangible assets, $59.8 million was allocated to goodwill. The goodwill will not be deductible for tax purposes. The identifiable intangible assets consist of the core deposit premium, which has an estimated fair value of $7.4 million and a weighted average useful life of 10 years.

Synovus is in the process of completing the purchase price allocation relating to the United Financial acquisition. The purchase price allocation has been preliminarily determined as follows:

         -----------------------------------------------------------------------------------------
         (In thousands)                                                      At February 28, 2003
         -----------------------------------------------------------------------------------------
         Cash and due from banks                                       $                   29,559
         Investments                                                                       34,255
         Federal funds sold                                                                 7,035
         Loans, net                                                                       327,768
         Premises and equipment                                                            16,806
         Intangible assets                                                                  7,395
         Goodwill                                                                          59,836
         Other assets                                                                       7,482
                                                                       ---------------------------
              Total assets acquired                                                       490,136
                                                                       ---------------------------
         Deposits                                                                         362,180
         Capital securities of subsidiary trust                                            17,744
         Other liabilities                                                                 24,954
                                                                       ---------------------------
              Total liabilities assumed                                                   404,878
                                                                       ---------------------------
                   Net assets acquired                                 $                   85,258
                                                                       ===========================

Proforma information relating to the impact of these two acquisitions on Synovus' consolidated financial statements, assuming such acquisitions had occurred at the beginning of the periods reported, is not presented as such impact is not significant.

On April 28, 2003, TSYS completed the acquisition of Enhancement Services Corporation (ESC) for $36.0 million in cash. TSYS has allocated approximately $26.0 million to goodwill, approximately $8.2 million to intangibles and the remaining amount to the net assets acquired. ESC provides targeted loyalty consulting and travel, as well as gift card and merchandise reward programs to more than 40 national and regional financial institutions in the United States. ESC operates as a separate subsidiary of TSYS.

On October 7, 2003, Synovus announced an agreement to acquire the $249.9 million asset Peoples Florida Banking Corporation (Peoples) in Palm Harbor, Florida in a cash and stock transaction. Peoples is the parent company of Peoples Bank, a state-chartered, commercial bank which provides a comprehensive range of financial services to individuals, corporations, professional associations, nonprofit organizations, and local governments in the Tampa Bay, Florida area. Peoples Bank will retain its separate bank charter and name immediately following the merger, which is subject to approval by the shareholders of Peoples and regulatory agencies. The acquisition is expected to be completed during the first quarter of 2004.

Note 6 - Operating Segments
---------------------------

Synovus has two reportable segments: Financial Services and Transaction Processing Services. The Financial Services segment primarily provides commercial banking services and also provides retail banking, financial management, mortgage, and insurance services. The Transaction Processing Services segment primarily provides electronic payment processing services to card-issuing institutions in the United States, Mexico, Canada, Honduras, Europe, and the Caribbean. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the 2002 annual report previously filed on Form 10-K. All inter-segment services provided are charged at the same rates as those charged to unaffiliated customers. Such services are included in the net income of the respective segments and are eliminated to arrive at consolidated totals.

Segment information as of and for the nine months ended September 30, 2003 and 2002 is presented in the following table:

Nine months ended September 30, 2003 and 2002

--------------------------------------------------------------------------------------------------------------------------
                                                                          Transaction
                                                             Financial     Processing
(In thousands)                                               Services       Services (a)    Eliminations      Consolidated
--------------------------------------------------------------------------------------------------------------------------
Interest income                                2003          $ 796,776            649        (678)  (b)        $  796,747
                                               2002            785,194          1,598        (898)  (b)           785,894
--------------------------------------------------------------------------------------------------------------------------
Interest expense                               2003            231,726             66        (678)  (b)           231,114
                                               2002            169,317             27        (898)  (b)           254,997
--------------------------------------------------------------------------------------------------------------------------
Net interest income                            2003            565,050            583            -                565,633
                                               2002            529,326          1,571            -                530,897
--------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                      2003             51,977              -            -                 51,977
                                               2002             49,497              -            -                 49,497
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision            2003            513,073            583            -                513,656
     for loan losses                           2002            479,829          1,571            -                481,400
--------------------------------------------------------------------------------------------------------------------------
Non-interest income                            2003            234,978        790,707     (11,946)  (c)         1,013,739
                                               2002            183,863        726,882     (10,465)  (c)           900,280
--------------------------------------------------------------------------------------------------------------------------
Non-interest expense                           2003            430,955        638,344     (11,946)  (c)         1,057,353
                                               2002            373,666        594,984     (10,465)  (c)           958,185
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                     2003            317,096        152,946     (19,453)  (d)           450,589
                                               2002            290,026        133,469     (16,967)  (d)           406,528
--------------------------------------------------------------------------------------------------------------------------
Income tax expense                             2003            113,173         51,130            -                164,303
                                               2002            102,314         43,295            -                145,609
--------------------------------------------------------------------------------------------------------------------------
Net income                                     2003            203,923        101,816     (19,453)  (d)           286,286
                                               2002            187,712         90,174     (16,967)  (d)           260,919
--------------------------------------------------------------------------------------------------------------------------
Total assets                                   2003         20,149,986        893,753     (20,345)  (e)        21,023,394
                                               2002         17,847,534        756,920     (94,239)  (e)        18,510,215
--------------------------------------------------------------------------------------------------------------------------

Segment information as of and for the three months ended September 30, 2003 and 2002 is presented in the following table:

Three months ended September 30, 2003 and 2002

--------------------------------------------------------------------------------------------------------------------------
                                                                          Transaction
                                                             Financial     Processing
(In thousands)                                               Services       Services (a)    Eliminations      Consolidated
--------------------------------------------------------------------------------------------------------------------------
Interest income                                2003          $ 266,268             57         (77)  (b)        $  266,248
                                               2002            268,978            519        (353)  (b)           269,144
--------------------------------------------------------------------------------------------------------------------------
Interest expense                               2003             73,176             36         (77)  (b)            73,135
                                               2002             86,551              7        (353)  (b)            86,205
--------------------------------------------------------------------------------------------------------------------------
Net interest income                            2003            193,092             21            -                193,113
                                               2002            182,427            512            -                182,939
--------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                      2003             15,108              -            -                 15,108
                                               2002             16,410              -            -                 16,410
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision            2003            177,984             21            -                178,005
     for loan losses                           2002            166,017            512            -                166,529
--------------------------------------------------------------------------------------------------------------------------
Non-interest income                            2003             81,061        270,216      (4,092)  (c)           347,185
                                               2002             68,314        247,410      (4,179)  (c)           311,545
--------------------------------------------------------------------------------------------------------------------------
Non-interest expense                           2003            147,564        217,216      (4,092)  (c)           360,688
                                               2002            133,008        199,136      (4,179)  (c)           327,965
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                     2003            111,481         53,021      (6,780)  (d)           157,722
                                               2002            101,323         48,787      (6,255)  (d)           143,855
--------------------------------------------------------------------------------------------------------------------------
Income tax expense                             2003             40,214         17,508            -                 57,722
                                               2002             35,699         15,884            -                 51,583
--------------------------------------------------------------------------------------------------------------------------
Net income                                     2003             71,267         35,513      (6,780)  (d)           100,000
                                               2002             65,624         32,903      (6,255)  (d)            92,272
--------------------------------------------------------------------------------------------------------------------------
Total assets                                   2003         20,149,986        893,753     (20,345)  (e)        21,023,394
                                               2002         17,847,534        756,920     (94,239)  (e)        18,510,215
--------------------------------------------------------------------------------------------------------------------------

(a) Includes equity in income of joint ventures, which is included in non-interest income.
(b) Interest on TSYS' cash deposits with the Financial Services segment and on TSYS' line of credit with a Synovus banking affiliate.
(c) Principally, electronic payment processing services provided by TSYS to the Financial Services segment.
(d) Minority interest in TSYS and GP Network Corporation (a TSYS subsidiary).
(e) Primarily TSYS' cash deposits with the Financial Services segment.

Segment information for the changes in the carrying amount of goodwill for the nine months ended September 30, 2003 is shown in the following table:

                                                                                         Transaction
                                                                      Financial           Processing
(In thousands)                                                         Services             Services            Total
-----------------------------------------------------------------------------------------------------------------------
Balance as of January 1, 2003                                 $           95,489               3,619           99,108
Goodwill acquired during period                                          117,794              31,959          149,753
Impairment losses                                                              -                   -                -
Other (*)                                                                      -                   8                8
                                                              ------------------- ------------------- ----------------
Balance as of September 30, 2003                              $          213,283              35,586          248,869
                                                              =================== =================== ================

(*) Consists of foreign currency translation adjustments for GP Network Corporation.


Other intangible assets (excluding goodwill) as of September 30, 2003 and December 31, 2002 are presented in the table below.

(In thousands)                                                           September 30, 2003         December 31, 2002
----------------------------------------------------------------------------------------------------------------------
Purchased Trust Revenues                                      $                       3,555                     3,766
Core Deposit Premiums                                                                21,473                     8,946
Employment Contracts / Non-competition
   Agreements                                                                           419                        78
Acquired Customer Contracts                                                           6,800                     4,079
Trademark Name                                                                          627                         -
Current Technology                                                                    3,392                         -
Intangibles Associated with the Acquisition of
   Minority Interest in TSYS                                                          2,727                         -
                                                                ---------------------------- -------------------------
Total Carrying Value                                          $                      38,993                    16,869
                                                                ============================ =========================

Note 7 - Dividends per Share
----------------------------

Dividends declared per share for the quarter ended September 30, 2003 were $0.165, up 11.9% from $0.1475 for the third quarter of 2002. For the nine months ended September 30, 2003, dividends declared per share were $0.495, up 11.9% from $0.4425 for the same period a year ago.

Note 8 - Derivative Instruments
-------------------------------

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

A summary of interest rate swap contracts utilized for interest rate risk management at September 30, 2003 is shown in the following table.


                                                        Weighted Average                       Unrealized
                                                                         Maturity
                                    Notional     Receive       Pay         In                                Net Gains
(Dollars in thousands)                Amount       Rate        Rate(*)     Months      Gains    Losses       (Losses)
----------------------------------------------------------------------------------------------------------------------
Receive fixed swaps:
Fair value hedges             $       190,000       3.95%       1.03%      88          1,477    (1,492)          (15)
Cash flow hedges                      545,000       5.42%       4.00%      26          6,997      (806)         6,191
                                  ------------                                     ---------- ---------- -------------
Total                         $       735,000       5.04%       3.23%      42          8,474    (2,298)         6,176
                                  ============                                     ========== ========== =============

(*) Variable pay rate based upon contract rates in effect at September 30, 2003.

At September 30, 2003, Synovus had commitments to fund fixed-rate mortgage loans to customers in the amount of $146.5 million. The fair value of these commitments was $2.4 million.

At September 30, 2003, outstanding commitments to sell fixed-rate mortgage loans amounted to approximately $290.6 million. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding commitments to originate residential mortgage loans for resale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans at September 30, 2003 was ($2.6) million.

Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus will ordinarily enter into offsetting positions in order to minimize the risk to Synovus. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings. As of September 30, 2003, the notional amount of customer related derivative financial instruments was $356.5 million.

Note 9 - Recent Accounting Pronouncements
-----------------------------------------

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

In June 2002, the FASB issued Statement No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF)Issue No. 94-3 (EITF No. 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 on January 1, 2003 did not have a material impact on Synovus' financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34". This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of Interpretation No. 45 did not have a material effect on Synovus' financial condition or results of operations.

At the November 21, 2002 meeting of the FASB's EITF, the EITF ratified as a consensus the tentative conclusions it reached at its October 25, 2002 meeting, regarding EITF Issue No. 00-21 (EITF No. 00-21), "Accounting for Revenue Arrangements with Multiple Deliverables". EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Those activities may involve the delivery or performance of multiple products, services, and/or rights to use assets, and performance may occur at different points in time or over different periods of time. The arrangements are often accompanied by initial installation, initiation, or activation services, and generally involve either a fixed fee or a fixed fee coupled with a continuing payment stream. The continuing payment stream generally corresponds to the continuing performance, and may be fixed, variable based on future performance, or composed of a combination of fixed and variable payments. EITF No. 00-21 addresses how to account for those arrangements, and is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may also elect to report the change in accounting as a cumulative effect adjustment, in which case disclosure should be made in periods subsequent to the date of initial application of the amount of recognized revenue that was previously included in the cumulative effect adjustment. The adoption of EITF No. 00-21 did not significantly impact Synovus' financial condition or results of operations.

In December 2002, the FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 amends Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required beginning with the fiscal year ending after December 15, 2002 and are included in Note 4.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". Interpretation No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. For TSYS, which had a variable interest in a variable interest entity created before February 1, 2003, the interpretation would have applied in the first reporting period after December 15, 2003. On June 30, 2003, TSYS terminated the operating lease agreement and purchased the corporate campus for $93.5 million with a combination of $73.3 million in cash and funds from a long-term line of credit with a Synovus banking affiliate. Accordingly, the interpretation did not directly impact Synovus' financial statements.

In April 2003, the FASB issued Statement No. 149 (SFAS No. 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on Synovus' financial statements.

In May 2003, the FASB issued Statement No. 150 (SFAS No. 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires than an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Currently, the only impact of adopting SFAS No. 150 has been the requirement to reclassify the $17.5 million in company-obligated mandatory redeemable capital securities of subsidiary trusts as liabilities beginning with the third quarter of 2003.

Note 10 - Other
---------------
Certain amounts in 2002 have been reclassified to conform to the presentation adopted in 2003.

                        ITEM 2 - MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Summary

Net income for the nine months ended September 30, 2003 was $286.3 million, up 9.7% from the same period a year ago. Diluted net income per share was $0.94 for the nine months ended September 30, 2003, up 8.4% from the same period a year ago. Return on average assets was 1.89% and return on average equity was 17.80% for the nine months ended September 30, 2003. This compares to a return on average assets of 2.05% and a return on average equity of 19.34% for the same period a year ago.

For the three months ended September 30, 2003, net income was $100.0 million, up 8.4% from the third quarter of 2002. Diluted net income per share was $0.33 for the third quarter, up 7.5% over $0.31 for the same period in 2002. For the three months ended September 30, 2003, return on average assets was 1.91% and return on average equity was 18.32%, compared to a return on average assets of 2.06%, and a return on average equity of 19.12% for the third quarter of 2002.

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

Contract Acquisition Costs:

TSYS capitalizes contract acquisition costs related to signing or renewing long-term contracts. These costs, primarily consisting of cash payments for rights to provide processing services and internal conversion costs, are amortized using the straight-line method over the contract term beginning when the client's cardholder accounts are converted and producing revenues. All costs incurred prior to a signed agreement are expensed as incurred.

The amortization of contract acquisition costs associated with cash payments is recorded as a reduction of revenues in the consolidated statements of income. The amortization of contract acquisition costs associated with conversion activity is recorded as other non-interest expense in the consolidated statements of income. TSYS evaluates the carrying value of contract acquisition costs for impairment for each customer on the basis of whether these costs are fully recoverable from expected undiscounted net operating cash flows of the related contract. The determination of expected undiscounted net operating cash flows requires management to make estimates.

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

These accruals are included in other liabilities in the accompanying consolidated balance sheets. Increases and decreases in transaction processing provisions are charged to other non-interest expense in the consolidated statements of income, and payments or credits for performance penalties and processing errors are charged against the accrual.

Business Combinations

Refer to Note 5 of the Notes to Consolidated Financial Statements for a discussion of business combinations.

Balance Sheet

During the first nine months of 2003, total assets increased $2.0 billion. This growth includes approximately $935 million in assets from the FNB and United Financial acquisitions. Loans, net of unearned income, increased by $1.5 billion, federal funds sold and securities purchased under resale agreements increased by $45.7 million, and investment securities available for sale increased by $194.2 million. Premises and equipment, net increased by $160.5 million, primarily as a result of the purchase of the TSYS corporate campus and acquisitions. Providing the necessary funding for the balance sheet growth during the first nine months of 2003, the deposit base grew $1.6 billion, long-term debt increased $348.6 million, and shareholders' equity increased $135.0 million. These increases were partially offset by a $159.1 million decrease in federal funds purchased and securities sold under repurchase agreements.

Loans

Compared to September 30, 2002, loans grew by 13.2%. Excluding the impact of acquisitions and divestitures, year-over-year loan growth was 9.3% and year-to-date annualized loan growth was 7.4%. On a sequential quarter basis, annualized loan growth was $87 million or 2.2%. We expect that the sequential quarter annalized loan growth for the fourth quarter of 2003 will be in the 7-8% range.

The table on page 23 illustrates the composition of the loan portfolio (classified by loan purpose) as of September 30, 2003. The commercial real estate portfolio totals $8.6 billion, which represents 54.1% of the total loan portfolio. Loans for the purpose of financing investment properties total $2.7 billion, which is only 17.0% of the total loan portfolio, or less than one-third of the total commercial real estate portfolio. Included in the investment properties loan category is $350.0 million in loans in the Atlanta market. This amount represents 2.2% of the total loan portfolio, or 4.1% of the total commercial real estate portfolio. The primary source of repayment on investment property loans is the income from the underlying property (e.g., hotels, office buildings, shopping centers, and apartment units' rental income), with the collateral as the secondary source of repayment. Additionally, in almost all cases, these loans are made on a recourse basis, which provides another source of repayment. From an underwriting standpoint, these loans are evaluated by determining the impact of higher interest rates, as well as lower occupancy rates, on the borrower's ability to service its debt.

Commercial loans for the purpose of financing 1-4 family properties represent $2.2 billion or 13.6% of the total loan portfolio, and one-fourth of the total commercial real estate portfolio. The 1-4 family properties category includes $813.4 million in loans in the Atlanta market, which is 5.1% of the total loan portfolio, or 37.3% of the 1-4 family properties category.

Included in total commercial real estate loans are $3.1 billion in commercial and industrial related real estate loans. These loans are categorized as owner-occupied and other property loans on the table shown on page 23. These loans represent 19.4% of the total loan portfolio, or 35.9% of the total commercial real estate portfolio. The primary source of repayment on these loans is revenue generated from products or services (e.g., accounting, legal and medical services; retailers; manufacturers and wholesalers). The secondary source of repayment on these loans is the real estate.

Commercial and industrial loans represent $4.6 billion or 28.8% of the total loan portfolio at September 30, 2003. These loans are diversified by geography, industry, and loan type.

Asset Quality

The nonperforming assets ratio was 0.73% at September 30, 2003, unchanged from the previous quarter and compared to 0.64% at year-end 2002. The quality of our commercial real estate portfolio remains strong with a nonperforming loan ratio of only 0.49% at September 30, 2003. The charge-off ratio for the third quarter was 0.32%, unchanged from the previous quarter. For the year-to-date period, the charge-off ratio was 0.34%, down from 0.35% for the same period a year ago. We believe that the charge-off ratio for the full year will be approximately the same as last year's charge-off ratio.

Past due levels remained very favorable, with total past dues at 0.70% of loans. Loans 90 days past due and still accruing at September 30, 2003 were $23.3 million, or 0.15% of total loans, down from 0.21% at year-end 2002. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments on the loans. Management further believes the resolution of these delinquencies will not cause a material increase in nonperforming assets.

The allowance for loan losses is $223.5 million, or 1.40% of net loans, at September 30, 2003 compared to $200.0 million, or 1.38% of net loans, at December 31, 2002. For the nine months ended September 30, 2003, the provision for losses on loans was $52.0 million, up 5.0% from $49.5 million for the same period a year ago. The provision for losses on loans was $15.1 million for the three months ended September 30, 2003, down 7.9% from $16.4 million for the third quarter of 2002. The decrease is primarily due to stable credit quality and slower loan growth.


(Dollars in thousands)                                       September 30, 2003               December 31, 2002
--------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                 $                    93,633      $                   66,736
Other real estate                                                        22,842                          26,517
                                                       -------------------------        ------------------------
Nonperforming assets                                $                   116,475      $                   93,253
                                                       =========================        ========================

Loans 90 days past due and still accruing           $                    23,254      $                   30,192

Allowance for loan losses                           $                   223,461      $                  199,841
Allowance for loan losses as a % of loans                                  1.40  %                         1.38  %
As a % of loans and other real estate:
    Nonperforming loans                                                    0.59  %                         0.46  %
    Other real estate                                                      0.14                            0.18
                                                       -------------------------        ------------------------
    Nonperforming assets                                                   0.73  %                         0.64  %
                                                       =========================        ========================

Allowance to nonperforming loans                                         238.66  %                       299.45  %

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

The following table shows the composition of the loan portfolio and nonperforming loans (classified by loan purpose) as of September 30, 2003.


(Dollars in thousands)                                       Loans                                             % of
                                                              as a                       Total                 Total
                                                              % of                        Non-                  Non-
                                      Total Loans         Total Loans                  performing            performing
Loan Type                                                 Outstanding                     Loans                Loans
--------------------------------------------------------------------------------------------------------------------------
Multi-Family                    $         439,684                  2.8    %    $            4,348                4.6    %
Hotels                                    655,904                  4.1                      7,938                8.5
Office Buildings                          654,849                  4.1                      1,545                1.7
Shopping Centers                          511,322                  3.2                        850                0.9
Commercial Development
                                          441,494                  2.8                     11,674               12.5
                                   ---------------                                ----------------
Investment Properties
                                        2,703,253                 17.0                     26,355               28.1

1-4 Family Construction
                                          784,272                  4.8                      2,242                2.4
1-4 Family Perm
   /Mini-Perm                             650,246                  4.1                      3,117                3.3
Residential Development
                                          747,094                  4.7                      1,742                1.9
                                   ---------------                                ----------------
1-4 Family Properties
                                        2,181,612                 13.6                      7,101                7.6

Land Acquisition                          629,931                  4.0                        209                0.2
                                   ---------------                                ----------------
Total Investment-Related Real
  Estate
                                        5,514,796                 34.6                     33,665               35.9

Owner-Occupied                          1,856,783                 11.7                      4,960                5.3
Other Property                          1,235,365                  7.8                      3,724                4.0
                                   ---------------                                ----------------
Total Commercial
   Real Estate                          8,606,944                 54.1                     42,349               45.2

Commercial &
  Industrial Loans                      4,582,781                 28.8                     43,776               46.8
Consumer Loans                          2,758,284                 17.3                      7,508                8.0

Unearned Income                          (29,436)                (0.2)
                                   ---------------                                ----------------

Total Loans                     $      15,918,573               100.00    %    $           93,633             100.00    %
                                   ===============                                ================

Deposits

Total deposits at September 30, 2003 were $15.5 billion, compared to $13.9 billion at year-end 2002. Excluding acquisitions and divestitures, core deposits increased $732.9 million or 9.1% annualized compared to year-end 2002.

Capital Resources and Liquidity

Synovus has always placed great emphasis on maintaining a strong capital base and continues to exceed regulatory capital requirements. Additionally, based on internal calculations and previous regulatory exams, each of the subsidiary banks is currently in compliance with regulatory capital guidelines. Total risk-based capital was $2.535 billion at September 30, 2003, compared to $2.196 billion at December 31, 2002. The ratio of total risk-based capital to risk-weighted assets was 12.98% at September 30, 2003 compared to 12.53% at December 31, 2002. The leverage ratio at September 30, 2003 was 9.84% compared to 10.86% at December 31, 2002. The regulatory capital calculations are impacted by the decrease in capital due to the repurchase of $111.5 million in treasury stock during the first nine months of 2003. Additionally, the $300 million subordinated debt issued in February 2003 increased Tier II capital by the same amount.

The equity-to-assets ratio was 10.35% at September 30, 2003 compared to 10.72% at year-end 2002. The equity-to-assets ratio, exclusive of net unrealized gains (losses) on investment securities available for sale, was 10.21% at September 30, 2003, compared to 10.51% at year-end 2002.

Synovus' management actively analyzes and manages the liquidity position in coordination with the appropriate committees at subsidiary banks. Management must ensure that adequate liquidity, at a reasonable cost, is available to meet the cash flow needs of depositors, borrowers, and creditors. Management constantly monitors and maintains appropriate levels of assets and liabilities so as to provide adequate funding sources to meet estimated customer withdrawals and future loan requests. Subsidiary banks have access to overnight Federal funds lines with various financial institutions, which total approximately $3.0 billion and can be drawn upon for short-term liquidity needs. Banking liquidity and sources of funds have not changed significantly since December 31, 2002.

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

The consolidated statements of cash flows detail cash flows from operating, investing, and financing activities. Operating activities provided net cash of $447.6 million during the first nine months of 2003. On March 3, 2003, TSYS announced that Bank One selected TSYS to upgrade its credit card processing. As part of that agreement, TSYS received a $30 million payment from Bank One, which is included in "billings in excess of costs on uncompleted contracts" on the balance sheet, and is recognizing this payment in accordance with the percentage-of-completion method of accounting. Investing activities used $1.3 billion, and financing activities provided $828.3 million, resulting in a decrease in cash and due from banks of $35.1 million.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the first nine months of 2003 were $20.2 billion, up 18.6% over the first nine months of 2002. Excluding the impact of acquisitions and divestitures in both years, average assets increased 12.7%. Average earning assets were up 17.6% in the first nine months of 2003 over the same period last year, and represented 89.6% of average total assets. When compared to the same period last year, average deposits increased $2.3 billion, average investments increased $204.5 million, average Federal funds purchased and securities sold under repurchase agreements decreased $45.1 million, average Federal funds sold and securities purchased under resale agreements increased $46.1 million, average long-term debt increased $496.3 million, and average shareholders' equity increased $345.7 million. This growth provided the funding for the $2.3 billion growth in average net loans.

For the nine months ended September 30, 2003, net interest income was $565.6 million, up $34.7 million, or 6.5%, over the $530.9 million for the same period a year ago. Net interest income was $193.1 million for the three months ended September 30, 2003, up $10.2 million, or 5.6%, over the $182.9 million reported for the three months ended September 30, 2002. For the nine months ended September 30, 2003, net interest income, on a tax-equivalent basis, increased $34.9 million, or 6.5%, over the same period in 2002. Net interest income, on a tax-equivalent basis, for the third quarter of 2003 increased $10.2 million, or 5.5%, over the third quarter of 2002.

The net interest margin was 4.26% for the nine months ended September 30, 2003, down 44 basis points from the nine months ended September 30, 2002. This decrease resulted from a 95 basis point decrease in the yield on earning assets, which was partially offset by a 51 basis point decrease in the effective cost of funds. The decreased yield on earning assets was largely due to a 59 basis point decrease in the average Prime rate and lower reinvestment yields on securities as compared to the prior year-to-date period. Significant growth in floating-rate loans also contributed to the decline in total loan yields. The decreased effective cost of funds was due to lower average rates paid on interest-bearing funding. The third quarter 2003 net interest margin was 4.22%, down 42 basis points from the same period a year ago. This decrease resulted from a 100 basis point decrease in the yield on earning assets, which was partially offset by a 58 basis point decrease in the effective cost of funds.

On a sequential quarter basis, the net interest margin was down 3 basis points while the average Prime rate declined 25 basis points. The margin stability was primarily due to strong pricing discipline on both deposits and loans.

The tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

                                                     Nine Months Ended                  Three Months Ended
                                                       September 30,                       September 30,
(In thousands)                                    2003              2002               2003              2002
------------------------------------------------------------------------------------------------------------------
Interest income                              $       796,747           785,894            266,248         269,144
Taxable-equivalent adjustment                          5,554             5,395              1,831           1,853
                                             ----------------  ----------------   ----------------   -------------
Interest income,
   taxable-equivalent                                802,301           791,289            268,079         270,997
Interest expense                                     231,114           254,997             73,135          86,205
                                             ----------------  ----------------   ----------------   -------------
Net interest income,
   taxable-equivalent                        $       571,187           536,292            194,944         184,792
                                             ================  ================   ================   =============

Non-Interest Income

Total non-interest income during the first nine months of 2003 increased $113.5 million, or 12.6%, over the same period a year ago. Total non-interest income during the third quarter of 2003 increased $35.6 million, or 11.4%, over the same period in 2002. For the first nine months of 2003, total non-interest income excluding reimbursable items and the impairment loss on a private equity investment increased $109.7 million, or 14.9%, over the first nine months of 2002. For the third quarter of 2003, total non-interest income excluding reimbursable items increased $36.4 million, or 14.3%, over the same period in 2002.

Financial Services:

Financial Services' non-interest income for the three and nine months ended September 30, 2003 was up 18.7% and 27.8%, respectively, as compared to the same periods last year. Acquisitions, divestitures, and the impairment loss recorded in the prior year have an impact on the year-over-year comparisons. Excluding these items and securities gains, non-interest income for the three and nine months ended September 30, 2003 was up 14.8% and 18.8%, respectively, from the same periods last year. The key driver was mortgage revenues, up 67.0% compared to the third quarter of 2002 and up 85.8% for the year-to-date period.

Financial Management Services revenues for the nine months ended September 30, 2003 increased 8.0% compared to the same period a year ago. Excluding acquisitions, the increase is 2.1% compared to the same period a year ago. Financial Management Services fee income has been impacted by lower market values of equity securities for the year-to-date period compared to a year ago. Most of the impact of the lower market values of managed assets has been offset by the addition of new assets under management during the first nine months of 2003. The recent increase in market indices has begun to provide some benefit in the third quarter and is expected to provide additional benefits in the fourth quarter.

Transaction Processing Services:

TSYS' revenues are derived from providing electronic payment processing and related services to financial and nonfinancial institutions, generally under long-term processing contracts. TSYS' services are provided through its cardholder systems, TS2 and TS1, to financial institutions and other organizations throughout the United States, Mexico, Canada, Honduras, the Caribbean, and Europe. TSYS currently offers merchant services to financial institutions and other organizations in Japan through its majority owned subsidiary, GP Net, and in the United States through its joint venture, Vital.

Electronic payment processing services revenues increased $68.9 million, or 15.3%, for the nine months ended September 30, 2003, compared to the same period in 2002. For the third quarter of 2003, electronic payment processing services revenues increased $21.1 million, or 13.5%, compared to the third quarter of 2002. Electronic payment processing revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, credit bureau reports, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, student loan, and commercial card accounts. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards, as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow.

Due to the seasonal nature of credit card transactions, TSYS' revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season. Furthermore, growth or a decline in card portfolios of existing clients, the conversion of cardholder accounts of new clients to TSYS' processing platforms, and the loss of cardholder accounts impact the results of operations from period to period. Another factor, among others, which may affect TSYS' revenues and results of operations from time to time, is the sale by a client of its business, its card portfolio, or a segment of its accounts to a party which processes cardholder accounts internally or uses another third-party processor.

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

TSYS provides services to its clients including processing consumer, retail, commercial, debit and stored-value cards, as well as student loan account processing. Average cardholder accounts on file for the three months ended September 30, 2003 were 265.9 million, an increase of approximately 14.7% over the average of 231.8 million for the same period in 2002. Average cardholder accounts on file for the nine months ended September 30, 2003 were 259.6 million, an increase of approximately 13.7% over the average of 228.4 million for the same period in 2002. Cardholder accounts on file at September 30, 2003 were 267.9 million, a 13.6% increase compared to the 235.8 million accounts on file at September 30, 2002. The change in cardholder accounts on file from September 2002 to September 2003 included the deconversion and purging of 12.7 million accounts, the addition of approximately 25.1 million accounts attributable to the internal growth of existing clients, and approximately 19.7 million accounts for new clients.

TSYS expects to continue expanding its market share in the consumer, debit, retail, and commercial card arenas. TSYS' future growth is dependent upon new clients, international expansion, and continued internal growth of clients' portfolios.

In March of 2003, Sears announced that it was evaluating strategic alternatives for its private label and MasterCard portfolio. In July 2003, Sears and Citigroup announced an agreement for the proposed sale by Sears to Citigroup of its credit card and financial services businesses by the end of 2003. Sears and Citigroup are both current customers of TSYS, and TSYS considers its relationships with both companies to be very positive.

TSYS and Sears are parties to a 10-year agreement, which was renewed in January of 2000, under which TSYS provides transaction processing for more than 79.9 million Sears accounts. The TSYS/Sears processing agreement as it relates to the Sears retail and MasterCard portfolios expires on April 30, 2010. During the nine month period ended September 30, 2003, TSYS' revenues from the TSYS/Sears agreement represented 6.3% of its consolidated revenues. The agreement includes provisions for termination for convenience prior to its expiration upon the payment of a termination fee. This termination fee is not fixed, but is reduced annually the closer the termination date is to the expiration date of the agreement. The TSYS/Sears agreement also grants to Sears the one-time right to market test TSYS' pricing and functionality after May 1, 2004. Potential results of such market test, in which TSYS will be a participant, include continuation of the processing agreement under its existing terms, continuation of the processing agreement under mutually agreed modified terms, or termination of the processing agreement after May 1, 2006 without a termination fee.

At this point in time, TSYS is discussing with Citigroup Citigroup's future plans for the Sears portfolios. TSYS believes that many aspects of the TSYS/Sears processing agreement are unique to its relationship with Sears, and intends to address those issues in future conversations and negotiations with Citigroup. The impact of the proposed transaction between Sears and Citigroup on the financial condition and results of operations for Synovus and TSYS cannot be determined at this time.

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

A significant amount of TSYS' revenues is derived from long-term contracts with large clients, including certain major customers. For the three months ended September 30, 2003, TSYS had one major customer, which accounted for approximately 17.5%, or $46.5 million, of total revenues. For the three months ended September 30, 2002, TSYS had two major customers that accounted for 30.7%, or $74.2 million, of total revenues.

TSYS had two major customers for the nine months ended September 30, 2003, which accounted for approximately 29.1%, or $225.8 million, of total revenues. For the nine months ended September 30, 2002, TSYS had two major customers which accounted for approximately 32.9%, or $233.7 million, of total revenues. The loss of one of its major customers, or other significant clients, could have a material adverse effect on TSYS' financial position, results of operations, and cash flows.

For the three months and nine months ended September 30, 2003, TSYS' revenues for other services included $4.1 million and $7.2 million, respectively, related to ESC's revenues.

TSYS' share of income from its equity in joint ventures was $3.9 million and $5.3 million for the three months ended September 30, 2003 and 2002, respectively. For the first nine months of 2003 and 2002, TSYS' share of income from its equity in joint ventures was $12.9 million and $14.6 million, respectively. The decrease for the third quarter is attributable to the decrease in Vital's operating results as a result of pricing compression, nonrecurring charges associated with an executive's retirement, and termination of Vital's stock-based compensation plans.

For the three months ended September 30, 2003 and 2002, TSYS' gain/(loss) on net foreign currency translation was ($246.0) thousand and $2.1 million, respectively. For the nine months ended September 30, 2003 and 2002, TSYS' gain/(loss) on net foreign currency translation was $916.0 thousand and $2.1 million, respectively.

Non-Interest Expense

For the nine months ended September 30, 2003, total non-interest expense increased $99.2 million, or 10.3%. Total non-interest expense for the three months ended September 30, 2003 increased $32.7 million, or 10.0%, over the same period in 2002. Total non-interest expense excluding reimbursable items for the nine months ended September 30, 2003 increased $103.8 million, or 13.2%, over the same period in 2002. For the three months ended September 30, 2003, total non-interest expense excluding reimbursable items increased $33.5 million, or 12.3% over the third quarter of 2002. Management analyzes non-interest expense in two separate components: Financial Services and Transaction Processing Services.

The following table summarizes non-interest expense for the nine months ended September 30, 2003 and 2002.

                                                             Nine Months Ended              Nine Months Ended
(In thousands)                                             September 30, 2003(*)          September 30, 2002(*)
--------------------------------------------------------------------------------------------------------------------
                                                                       Transaction                    Transaction
                                                        Financial      Processing      Financial      Processing
                                                         Services       Services        Services       Services
                                                       ------------- ---------------- ------------- ----------------
Salaries and other personnel expenses               $       259,873          245,661       219,932          224,310
Net occupancy and equipment expenses                         55,800          153,070        51,210          130,623
Other non-interest expense                                  115,282           70,761       102,524           66,556
Reimbursable items                                               --          168,852            --          173,495
                                                       ------------- ---------------- ------------- ----------------
Total non-interest expense                          $       430,955          638,344       373,666          594,984
                                                       ============= ================ ============= ================

The following table summarizes non-interest expense for the three months ended September 30, 2003 and 2002.

                                                             Three Months Ended             Three Months Ended
(In thousands)                                              September 30, 2003(*)         September 30, 2002(*)
-------------------------------------------------------------------------------------- -----------------------------
                                                                        Transaction                   Transaction
                                                         Financial      Processing      Financial     Processing
                                                          Services       Services       Services       Services
                                                        ------------- ----------------------------- ----------------
Salaries and other personnel expenses                $        88,894           82,771       82,438           79,904
Net occupancy and equipment expenses                          19,244           51,043       17,655           44,673
Other non-interest expense                                    39,426           27,662       32,915           18,086
Reimbursable items                                                --           55,740           --           56,473
                                                        ------------- ---------------- ------------ ----------------
Total non-interest expense                           $       147,564          217,216      133,008          199,136
                                                        ============= ================ ============ ================

(*) The added totals are greater than the consolidated totals due to inter-segment balances which are eliminated in consolidation.

Financial Services:

Total non-interest expense for the Financial Services segment during the first nine months of 2003 was $431.0 million, up 15.3% compared to the same period a year ago. For the third quarter of 2003, total non-interest expense was $147.6 million, up 10.9% compared to the third quarter of 2002. Significant items which impacted the growth in non-interest expense since last year include acquisitions, divestitures, mortgage banking unit expenses, timing differences in incentive pay expenses, and the merchant fraud loss recorded in 2002. The core infrastructure expenses within our support companies have an increase of approximately 4% over the prior year-to-date results. The remainder of the growth is primarily in the sales and production areas of the highest growth banking markets.

Average full time equivalent (FTE) employees for the nine months ended September 30, 2003 were 5,918, up 385 or 7.0% from the same period a year ago. More than one-half of the total increase in average FTEs was the net change resulting from acquisitions and divestitures.

The efficiency ratio for the nine months ended September 30, 2003 was 53.56% compared to 52.15% for the same period a year ago. The net interest margin compression was the primary contributor to the movement in the efficiency ratio. The net overhead ratio improved to 1.36 % for the first nine months of 2003 compared to 1.57% for the same period a year ago.

Transaction Processing Services:

Total non-interest expense increased 7.3% for the nine months ended September 30, 2003, compared to the same period in 2002. Excluding reimbursable items, total non-interest expense increased 11.4% for the nine months ended September 30, 2003, compared to the same period in 2002. Total non-interest expense increased 9.1% for the third quarter of 2003, compared to the third quarter of 2002. Excluding reimbursable items, total non-interest expense increased 13.2% for the third quarter of 2003, compared to the same period in 2002. The increases are due to changes in each of the expense categories as described below.

Salaries and other personnel expenses increased $21.4 million, or 8.7%, for the nine months ended September 30, 2003, compared to the same period in 2002. For the third quarter of 2003, salaries and other personnel expenses increased $2.9 million, or 3.6%, compared to the third quarter of 2002. The change in employment expenses is associated with the growth in the number of employees, normal salary increases and related benefits, as well as lower levels of employment costs categorized as software development and contract acquisition costs. These increases were offset during the quarter with a reduction in the accrual for performance-based incentive benefits. The average number of employees in the third quarter of 2003 increased to 5,607, which increased 4.8% compared to 5,349 in the same period in 2002. The average number of employees for the first nine months of 2003 increased to 5,348, which decreased 1.1% compared to 5,405 in the same period in 2002. During the second quarter, TSYS added approximately 220 employees associated with the ESC acquisition and the creation of a wholly-owned subsidiary named TSYS Technology Center, Inc. (TCC) in Boise, Idaho. Initially employing 77 team members, the TTC team members will support technology efforts throughout TSYS, including government services, customer care, programming, and systems development.

For the nine months ended September 30, 2003, net occupancy and equipment expense increased $22.4 million, or 17.2%, over the same period in 2002. Net occupancy and equipment expense increased $6.4 million, or 14.3%, for the three months ended September 30, 2003 over the same period in 2002. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved to a large extent through operating leases. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, increased approximately $1.9 million and $8.1 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods of 2002. Depreciation and software amortization increased $5.0 million and $13.7 million during the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. The increase in depreciation and amortization is the result of the amortization of additional software acquired in 2002, as well as the amortization of developed software placed in service after September 30, 2002.

In 1997, TSYS entered into an operating lease agreement with a special purpose entity (SPE) for its corporate campus. On June 30, 2003, TSYS terminated the lease arrangement and purchased the corporate campus for $93.5 million with a combination of $73.3 million in cash and funds from a long-term line of credit with a Synovus banking affiliate. As a result of the purchase, net occupancy and equipment expense is not expected to increase because the increase of approximately $2.6 million annually for depreciation of the building and related equipment will be offset by the decrease in annual rent expense related to the lease. However, the campus purchase will result in a reduction of net interest income.

Other non-interest expense for the three and nine months ended September 30, 2003 increased $9.6 million, or 52.9%, and $4.2 million, or 6.3%, respectively, as compared to the same periods in 2002. Other non-interest expense includes, among other things, amortization of conversion costs, professional advisory fees, and court costs associated with TSYS' debt collection business. TSYS' amortization of conversion costs increased $1.3 million and $2.5 million, respectively, for the three and nine month periods ended September 30, 2003, as compared to the same periods last year. During the third quarter of 2003, TSYS also incurred $1.3 million of expense for a third-party professional advisory firm to assist in strategic planning. As a result of a new debt-collection agreement with an existing client signed in the third quarter of 2003, TSYS incurred $3.7 million of attorney court costs and commissions in other non-interest expense which TSYS expects to recover in future periods.

Other non-interest expense also includes charges for processing errors, contractual commitments, and bad debt expense. TSYS' evaluation of the adequacy of its transaction processing provisions is based on a formal analysis which assesses the probability of losses related to contractual contingencies, processing errors, and uncollectible accounts. Increases and decreases in transaction processing provisions are reflected in other non-interest expense. For the three months and nine months ended September 30, 2003, TSYS' transaction processing expenses increased $2.2 million and decreased $2.6 million, respectively, compared to the same period in 2002.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2003 was $164.3 million compared to $145.6 million for the same period a year ago. For the third quarter of 2003, income tax expense was $57.7 million compared to $51.6 million for the third quarter of 2002. The effective tax rate for the first nine months of 2003 was 36.5%, compared to 35.8% for the same period in 2002. For the third quarter of 2003, the effective tax rate was 36.6%, compared to 35.9% for the third quarter of 2002.

2003 Earnings Guidance

Synovus expects to achieve earnings per share growth for 2003 in the range of 4
- 8% over 2002, based in part upon the following assumptions:

     *   Financial Services' net income growth of 3 - 7% over 2002.
     *   2003 net interest margin of approximately 4.23% to 4.30%.
     * Good credit quality with a 2003 net charge-off ratio which approximates 2002 levels.
     *   TSYS earnings growth of 12 - 15% over 2002.

Share Repurchase Plan

On April 14, 2003 the Synovus board of directors approved a $200 million share repurchase plan. Through September 30, 2003, 5.4 million shares have been purchased under this plan at a total cost of $111.5 million. This was consistent with Synovus' expectation to repurchase one half of the total authorization in the first 90 days after the plan was approved. The pace of future repurchases under this two year plan will depend on various factors including price, market conditions, acquisitions, and the general financial position of Synovus.

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act (the "Act"). These forward-looking statements include, among others, statements regarding management's belief with respect to the adequacy of the allowance for loan losses; management's expectation with respect to loan growth for the fourth quarter of 2003; management's belief with respect to the charge-off ratio for the full year; management's belief with respect to the impact of the resolution of certain loan delinquencies on nonperforming assets and the inclusion of all material loans in which doubt exists as to collectibility in nonperforming assets; management's expectation with respect to increases in Financial Management Services fee income in the fourth quarter of 2003; TSYS' belief with respect to expanding its market share, the uniqueness of the TSYS/Sears processing relationship and the expected financial impact to TSYS of its contract with Bank One; and Synovus' expected growth in earnings per share for 2003 and the assumptions underlying such statements, including, with respect to Synovus' expected increase in earnings per share for 2003; an expected increase of 3-7% in Financial Services' net income; expected net interest margin of approximately 4.23% to 4.30%; expectation of good credit quality with a 2003 net charge-off ratio which approximates 2002 levels; and an expected increase of 12-15% in net income of TSYS (based upon TSYS' assumptions that revenues (excluding reimbursable items) will increase 9 - 10%, that the internal growth rate of existing clients will be approximately 11%, and that there will be a continued focus on expense management). In addition, certain statements in future filings by Synovus with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, and other financial terms; (ii) statements of plans and objectives of Synovus or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

                            ITEM 3 - QUANTITATIVE AND
                          QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK

During the third quarter of 2003, Synovus experienced a moderate shortening of the expected average maturity and repricing frequency of its earning asset base, consisting primarily of commercial and consumer loans. This shortening is primarily due to the continuation of all of its net loan growth having its interest rate tied to a short-term index, primarily the Prime rate. Through its asset liability management practices, Synovus has sought to limit any further significant increases in its asset sensitivity. These activities have largely offset the shortening of its loan portfolio, resulting in limited changes in Synovus' interest rate sensitivity.

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

Synovus models its baseline net interest income forecast assuming an unchanged or flat interest rate environment. Synovus has modeled the impact of a gradual increase and decrease in short-term rates of 100 basis points to determine the sensitivity of net interest income for the next twelve months. In the gradual 100 basis point decrease scenario, net interest income is expected to decrease by approximately 3.1%, as compared to an unchanged interest rate environment. In the gradual 100 basis point increase scenario, net interest income is expected to increase by approximately 2.8%, as compared to an unchanged interest rate environment. While these estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions and their impact on loan and deposit pricing would be expected to have a significant impact on the realized level of net interest income. Actual realized balance sheet growth and mix would also impact the realized level of net interest income.

                        ITEM 4 - CONTROLS AND PROCEDURES

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective in timely alerting them to material information relating to Synovus (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no changes in Synovus' internal control over financial reporting which could materially affect, or are reasonably likely to materially affect, internal control over financial reporting.

                           PART II - OTHER INFORMATION
                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     (11)     Statement re Computation of Per Share Earnings

     (31.1)   Certification of Chief Executive Officer

     (31.2)   Certification of Chief Financial Officer

     (32)     Certification of Periodic Report


 (b) Reports on Form 8-K

         The following report on Form 8-K was filed subsequent to the third quarter of 2003.

              The report filed on October 15, 2003, included the following event:

         On October 15, 2003, Synovus issued a press release and held an investor conference call and webcast with respect to its third quarter 2003 earnings.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SYNOVUS FINANCIAL CORP.


 Date:  November 14, 2003                       BY: /s/ Thomas J. Prescott
        ---------------------------                   ----------------------
                                                    Thomas J. Prescott
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit Number            Description
-------------             -----------
11                        Statement re Computation of Per Share Earnings

31.1                      Certification of Chief Executive Officer

31.2                      Certification of Chief Financial Officer

32                        Certification of Periodic Report