Form 10-K
period 2003-12-31
SYNOVUS FINANCIAL CORP
filed 2004-03-09
CIK 18349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

  Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

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

         As of February 17, 2004, 302,516,262 shares of the $1.00 par value common stock of Synovus Financial Corp. were outstanding. The aggregate market value of the shares of $1.00 par value common stock of Synovus Financial Corp. held by nonaffiliates on December 31, 2003 was approximately $5,097,994,000 (based upon the closing share price of such stock on June 30, 2003).

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's Proxy Statement, including Financial Appendix, dated March 17, 2004 are incorporated in Parts I, II, III and IV of this report.

                   Table of Contents and Cross Reference Sheet

                                                                                         Page No.
                                                                     -------------------------------------------------
                                                                                                                Form
                                                                          Proxy Statement*                      10-K
----------------                                                     -----------------------------------      ---------
Part I
Safe Harbor Statement                                                                                               1
Item 1.          Business                                            F-11 - F-13, F-20, F-23 and F-24,              2
                                                                     F-30 - F-53
Item 2.          Properties                                          F-18 and F-19                                 11
Item 3.          Legal Proceedings                                   F-18 and F-19                                 12
Item 4.          Submission of Matters to a Vote of                                                              None
                    Security Holders
Part II
Item 5.          Market for Registrant's Common Equity and           F-11 - F-13, F-49 and F-50                    12
                    Related Stockholder Matters
Item 6.          Selected Financial Data                             F-29                                          13
Item 7.          Management's Discussion and Analysis of             F-30 - F-53                                   13
                    Financial Condition and Results
                    of Operations
Item 7A.         Quantitative and Qualitative Disclosures About      F-6 - F-11, F-46 - F-48                       13
                    Market Risk
Item 8.          Financial Statements and Supplementary Data         F-2 - F-26, F-28, F-53                        13
Item 9.          Changes In and Disagreements With Accountants                                                   None
                   on Accounting and Financial Disclosure
Item 9A.         Controls and Procedures                                                                           13
Part III
Item 10.         Directors and Executive Officers of the             4 and 5, 8 -12, 27                            14
                    Registrant
Item 11.         Executive Compensation                              7 and 8, 15 - 18, 21 and 22                   14
Item 12.         Security Ownership of Certain Beneficial            F-21 and F-22, 12 and 13,                     15
                 Owners and Management and Related Stockholder       24-26
                    Matters
Item 13.         Certain Relationships and Related Transactions      22 - 27                                       15
Item 14.         Principal Accountant Fees and Services              14 and 15                                     15
Part IV
Item 15.         Exhibits, Financial Statement Schedules, and        F-2 - F-26, F-28                              15
                    Reports on Form 8-K

*Synovus' Proxy Statement, including Financial Appendix, dated March 17, 2004 in connection with its 2004 Annual Meeting of Shareholders, portions of which are incorporated by reference into this Form 10-K (the portions so incorporated being indicated by the pages referred to in this table).





                                     Part I

Safe Harbor Statement

         Certain statements contained in this document and the exhibits hereto which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. In addition, certain statements in future filings by Synovus Financial Corp. with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Synovus or its management or Board of Directors, including those relating to banking and non-banking products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

         Prospective investors are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by the forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to:

     * the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted may differ from those expected;
     * the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System may adversely affect our business;
     * inflation, interest rate, market and monetary fluctuations may adversely affect our business;
     *    TSYS' growth in net income may be less than expected;
     * the timely development of and acceptance of new products and services and perceived overall value of these products and services by users may be different than anticipated;
     * changes occur in consumer spending, borrowing and saving habits; o technological changes are more difficult or expensive than anticipated;
     *    acquisitions are more difficult to integrate than anticipated;
     * the ability to increase market share and control expenses may be more difficult than anticipated;
     * changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which Synovus and its subsidiaries must comply may adversely affect Synovus or its business;

     * changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board or other authoritative bodies may affect expected financial reporting;
     *    competitive pressures among financial services companies may increase;
          o the costs and effects of litigation or adverse facts and developments relating thereto; o a deterioration in credit quality or a reduced demand for credit may adversely affect Synovus' business; o Synovus' inability to successfully manage any impact from slowing economic conditions or consumer spending;
     * the occurrence of catastrophic events that could impact Synovus or Total System Services, Inc. or its major customers' operating facilities, communication systems and technology or that have a material negative impact on current economic conditions or levels of consumer spending;
     * successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection;
     *    hostilities increase in the Middle East or elsewhere; and
     * Synovus may not manage the risks involved in the foregoing as well as anticipated.

         These forward-looking statements speak only as of the date on which the statements are made, and Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

Item 1.  Business

Business and Business Segments

         Synovus is a $21 billion asset diverse financial services company which is a registered bank holding company. Synovus provides integrated financial services including banking, financial management, insurance, mortgage and leasing services through affiliate banks and other Synovus offices in Georgia, Alabama, South Carolina, Florida and Tennessee and electronic payment processing services through its 81% owned subsidiary, TSYS. Synovus is based in Columbus, Georgia and its stock is traded on the New York Stock Exchange under the symbol "SNV."

         Synovus is engaged in two reportable business segments: Financial Services (which is primarily involved in commercial banking activities and also provides retail banking, financial management, mortgage banking, leasing and insurance services), and Transaction Processing Services (which primarily provides electronic payment processing services including consumer, debit, commercial, retail and stored value card processing and related services, as well as student loan processing). See Note 17 of Notes to Consolidated Financial Statements on pages F-23 and F-24 of the Financial Appendix to Synovus' Proxy Statement dated March 17, 2004 in connection with its Annual Shareholders' Meeting to be held on April 22, 2004 which is specifically incorporated herein by reference.

Financial Services Subsidiaries

         As of December 31, 2003, Synovus had 40 wholly owned first and second tier banking subsidiaries located in five southeastern states (the "Banks"). The Banks offer commercial banking services, including commercial, financial, agricultural and real estate loans, and retail banking services, including accepting customary types of demand and savings deposits; making individual, consumer, installment and mortgage loans; safe deposit services; leasing services; automated banking services; automated fund transfers; and bank credit card services, including MasterCard and Visa services.

         The bank-related wholly owned subsidiaries of Synovus are: (1) Synovus Securities, Inc., Columbus, Georgia, which specializes in professional portfolio management for fixed-income securities, the execution of securities transactions as a broker/dealer and the provision of individual investment advice on equity and other securities; (2) Synovus Trust Company, N.A., Columbus, Georgia, which provides trust services; (3) Synovus Mortgage Corp., Birmingham, Alabama, which offers mortgage services; (4) Synovus Insurance Services, Columbus, Georgia, which offers insurance agency services; (5) Creative Financial Group, LTD., Atlanta, Georgia, which provides financial planning services; (6) GLOBALT, Inc., Atlanta, Georgia, which provides asset management services; and (7) Synovus Investment Advisors, Inc., Columbus, Georgia, which provides investment advisory services.

Transaction Processing Affiliates

         Business. TSYS provides electronic payment processing and related services to financial and nonfinancial institutions. Services include processing consumer, debit, commercial, stored value and retail cards, as well as student loan processing. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol "TSS," TSYS provides services to financial and nonfinancial institutions throughout the United States, Canada, Mexico, Honduras, the Caribbean and Europe. TSYS currently offers merchant services to financial institutions and other organizations in Japan through its majority owned subsidiary, GP Network Corporation, and in the United States through its joint venture, Vital Processing Services L.L.C. TSYS also offers value added products and services to support its core processing services. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention and behavior analysis tools; and revenue enhancement tools and customer retention programs, such as loyalty programs and bonus rewards.

         As of January 1, 2004, TSYS had eight wholly owned subsidiaries: (1) Columbus Depot Equipment Company, which sells and leases computer related equipment associated with TSYS' transaction processing services; (2) Columbus Productions, Inc., which provides full-service commercial printing and related services; (3) TSYS Canada, Inc., which provides programming support and assistance with the conversion of card portfolios to TS2; (4) TSYS Total Debt Management, Inc., which provides debt collection and bankruptcy management services; (5) ProCard, Inc., which provides software and Internet tools designed to assist organizations with the management of purchasing, travel and fleet card programs; (6) Enhancement Services Corporation, which provides targeted loyalty consulting and travel reward programs; (7) TSYS Technology Center, Inc., which provides programming support; and (8) TSYS Japan Co., Ltd., which primarily provides gift card processing services to Japanese clients.

         TSYS also holds: (1) a 49% equity interest in a joint venture company named Total System Services de Mexico, S.A. de C.V., which provides credit card related services to financial and nonfinancial Mexican institutions; (2) a 50% interest in Vital Processing Services L.L.C., a joint venture with Visa U.S.A. Inc., that offers fully integrated merchant transaction and related electronic transaction processing services to financial and nonfinancial institutions and their merchant customers; and (3) a 51.46% equity interest in GP Network Corporation, a company which provides merchant processing services to financial institutions and retailers in Japan.

         Seasonality. Due to the somewhat seasonal nature of the credit card industry, TSYS' revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season.

         Major Customers. A significant amount of TSYS' revenues are derived from long-term contracts with significant customers, including certain major customers. For the year ended December 31, 2003, Bank of America Corporation and Providian Financial Corporation accounted for approximately 18% and 10%, respectively, of TSYS' total revenues. As a result, the loss of Bank of America Corporation or Providian Financial Corporation or other major or significant customers, could have a material adverse effect on TSYS' financial condition, results of operations and cash flows.

         See "Non-Interest Income" under the "Financial Review" Section on pages F-35 through F-37, "Non-Interest Expense" under the "Financial Review" Section on pages F-37 through F-39, and Note 17 of Notes to Consolidated Financial Statements on pages F-23 and F-24 of the Financial Appendix to Synovus' Proxy Statement which are specifically incorporated herein by reference.

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

Acquisitions

         Synovus has pursued a strategy of acquiring banks and financial services companies which are used to augment Synovus' internal growth. See Note 2 of Notes to Consolidated Financial Statements on pages F-11 through F-13 and "Acquisitions" under the "Financial Review" Section on page F-32 of the Financial Appendix to Synovus' Proxy Statement which are specifically incorporated herein by reference.

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

         The primary sources of funds for Synovus' payment of dividends to its shareholders are dividends and fees to Synovus from its banking and nonbanking affiliates. Various federal and state statutory provisions and regulations limit the amount of dividends that the subsidiary banks of Synovus may pay. Pursuant to the regulations of the Georgia Banking Department, a Georgia bank must have approval of the Georgia Banking Department to pay cash dividends if, at the time of such payment: (1) the ratio of Tier 1 Capital to its adjusted total assets is less than 6%; (2) the aggregate amount of dividends to be declared or anticipated to be declared during the current calendar year exceeds 50% of its net after-tax profit for the previous calendar year; or (3) its total classified assets in its most recent regulatory examination exceeded 80% of its Tier 1 Capital plus its allowance for loan losses as reflected in the examination. In general, the approval of the Alabama Banking Department, the Florida Office of Financial Regulation and the Tennessee Department of Financial Institutions, as applicable, is required if the total of all dividends declared by an Alabama, Florida or Tennessee bank, as the case may be, in any year would exceed the total of its net profits, as defined by the regulatory agencies, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. In addition, the approval of the OCC is required for a national bank to pay dividends in excess of the bank's retained net income, as defined by the OCC, for the current year plus retained net income for the preceding two years. Approval of the Board is required for payment of any dividend by a state chartered bank that is a member of the Federal Reserve System and is sometimes referred to as a state member bank, if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits, as defined by regulatory agencies, for that year combined with its retained net profits for the preceding two years. In addition, a state member bank may not pay a dividend in an amount greater than its net profits then on hand.

         Federal and state banking regulations applicable to Synovus and its banking subsidiaries require minimum levels of capital which limit the amounts available for payment of dividends. See "Parent Company" under the "Financial Review" Section on page F-51 and Note 12 of Notes to Consolidated Financial Statements on page F-20 of the Financial Appendix to Synovus' Proxy Statement which are specifically incorporated herein by reference.

         Capital Requirements. Synovus is required to comply with the capital adequacy standards established by the Board and its banking subsidiaries must comply with similar capital adequacy standards established by the OCC, FDIC and the Board, as applicable. As a financial holding company, Synovus and each of its banking subsidiaries are required to maintain capital levels required for a well-capitalized institution, as defined in "Prompt Corrective Action" below. There are two basic measures of capital adequacy for bank holding companies and their banking subsidiaries that have been promulgated by the Board, the FDIC and the OCC: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company or a bank to be considered in compliance. See "Capital Resources" and "Dividends" under the "Financial Review" Section on pages F-49 and F-50 and Note 12 of Notes to Consolidated Financial Statements on page F-20 of the Financial Appendix to Synovus' Proxy Statement which are specifically incorporated herein by reference.

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

         The regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines
(1) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (2) that the institution has received, and not corrected, a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. Supervisory actions by the appropriate federal banking regulator depend upon an institution's classification within the five categories. Synovus' management believes that Synovus and its significant bank subsidiaries have the requisite capital levels to qualify as well capitalized institutions under the FDICIA regulations. See Note 12 of Notes to Consolidated Financial Statements on page F-20 of the Financial Appendix to Synovus' Proxy Statement which is specifically incorporated herein by reference.

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

Competition

         Financial Services. The commercial banking business is highly competitive and the Banks compete actively with national and state banks for deposits, loans and trust accounts, and with savings and loan associations and credit unions for deposits and loans. In addition, Synovus and its banks and bank related subsidiaries compete with other financial institutions, including securities brokers and dealers, personal loan companies, insurance companies, finance companies, leasing companies, mortgage companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other services. These competitors have been successful in developing products that are in direct competition with or are alternatives to the banking services offered by traditional banking institutions. Synovus' ability to maintain its history of strong financial performance will depend in part on its ability to expand the scope of and effectively deliver products and services, allowing it to meet the changing needs of its customers.

         As of December 31, 2003, Synovus was the second largest bank holding company headquartered in Georgia, based on assets. Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. Although the market share of Synovus varies in different markets, Synovus believes that its affiliates effectively compete with other banks and thrifts in their relevant market areas.

         Transaction Processing Services. TSYS encounters vigorous competition in providing card processing services from several different sources. Most of the national market in third party payment processors is presently being provided by approximately four vendors. TSYS believes that as of December 31, 2003 it is the second largest third party card processor in the United States. In addition, TSYS competes with in-house processors and with software vendors which provide their products to institutions which process in-house. TSYS is presently encountering, and in the future anticipates continuing to encounter, substantial competition from card associations, data processing and bankcard computer service firms and other such third party vendors located throughout the United States. Based upon available market share data that includes cards processed in-house, TSYS believes that at the end of 2003 it held a 20% share of the domestic Visa and MasterCard consumer card processing market, an 83% share of the Visa and MasterCard domestic commercial card processing market, a 15% share of the domestic retail card processing market and a 4% share of the domestic off-line debit processing market. In addition to processing cards for United States clients, TSYS also believes it holds an approximately 23% share of the Mexican credit card processing market, an approximately 43%

share of the Canadian credit card processing market and an approximately 21% share of the United Kingdom credit card processing market.

         TSYS' major competitor in the card processing industry is First Data Resources, Inc., a wholly owned subsidiary of First Data Corporation, which is headquartered in Omaha, Nebraska, and provides card processing services, including authorization and data entry services. The principal methods of competition between TSYS and First Data Resources are price, system performance and availability, breadth of features and functionality, disaster recovery capabilities, data security, scalability and flexibility of infrastructure and customer service. Certain other subsidiaries of First Data Corporation also compete with TSYS. In addition, there are a number of other companies which have the necessary financial resources and the technological ability to develop or acquire products and, in the future, to provide services similar to those being offered by TSYS.

Employees

         On February 27, 2004, Synovus had 10,909 full time employees, 5,185 of whom are employees of TSYS.

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

Available Information

         Synovus' website address is www.synovus.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports in the Investor Relations section of our website under the heading "Financial Info" and then under "SEC Filings." These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC.

         Synovus has adopted a Code of Business Conduct and Ethics for its directors, officers and employees and has also adopted Corporate Governance Guidelines. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of our board committees are available in the Corporate Governance section of our web site at www.synovus.com/governance. Copies of these documents are also available in print upon written request to the Corporate Secretary, Synovus Financial Corp., 901 Front Avenue, Suite 301, Columbus, Georgia 31901.

Item 2.  Properties

         Synovus and its subsidiaries own, in some cases subject to mortgages or other security interests, or lease all of the real property and/or buildings on which it is located. All of such buildings are in a good state of repair and are appropriately designed for the purposes for which they are used.

         Synovus and its Financial Services subsidiaries own 276 facilities encompassing approximately 2,090,000 square feet and lease 236 facilities encompassing approximately 838,300 square feet.

         See Note 11 of Notes to Consolidated Financial Statements on pages F-18 and F-19 of the Financial Appendix to Synovus' Proxy Statement which are specifically incorporated herein by reference.

         TSYS owns a 540,000 square foot campus type facility on approximately 46 acres of land in downtown Columbus, Georgia. The campus facility serves as TSYS' corporate headquarters and houses administrative, client contact and programming team members.

         TSYS owns a 377,000 square foot production center and a 72,000 square foot production center which are located on a 40.4 acre tract of land in north Columbus, Georgia. Primarily production centers, these facilities house TSYS' primary data processing computer operations, statement preparation, mail handling, microfiche production, purchasing and card production, as well as other related operations.

         TSYS owns a 110,000 square foot building on a 23 acre site in Columbus, Georgia, which accommodates current and future office space needs. TSYS also owns a 104,000 square foot building on an 18 acre site in Columbus which functions as a second data center.

Item 3.  Legal Proceedings

         See Note 11 of Notes to Consolidated Financial Statements on pages F-18 and F-19 of the Financial Appendix to Synovus' Proxy Statement which is specifically incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Shares of common stock of Synovus are traded on the New York Stock Exchange under the symbol "SNV." See "Capital Resources" and "Dividends" under the "Financial Review" Section which are set forth on pages F-49 and F-50 of the Financial Appendix to Synovus' Proxy Statement which are specifically incorporated herein by reference.

         On May 31, 2002, Synovus completed the acquisition of GLOBALT, Inc. See
Note 2 of Notes to Consolidated Financial Statements on pages F-11 through F-13 of the Financial

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         See "Market Risk and Interest Rate Sensitivity" and "Derivative Instruments for Interest Rate Risk Management" under the "Financial Review" Section which are set forth on pages F-46 through F-48 and Note 1 of Notes to Consolidated Financial Statements on pages F-6 through F-11 of the Financial Appendix to Synovus' Proxy Statement which are specifically incorporated herein by reference.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A. Controls and Procedures

         We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Synovus (including its consolidated subsidiaries) required to be included in our periodic SEC filings. No change in Synovus' internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

         Information pertaining to directors and executive officers of Synovus, the Audit Committee of the Board of Directors of Synovus and compliance with
Section 16(a) of the Securities Exchange Act of 1934 is contained in the "PROPOSALS TO BE VOTED ON - PROPOSAL 1: ELECTION OF DIRECTORS" Section which is set forth on pages 8 through 10, the "EXECUTIVE OFFICERS" Section which is set forth on pages 11 and 12, the "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" Section which is set forth on page 27, and the "CORPORATE GOVERNANCE AND BOARD MATTERS - Committees of the Board" Section which is set forth on pages 4 and 5 of Synovus' Proxy Statement and is specifically incorporated herein by reference.

         Synovus has a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer and principal financial officer (who is also our principal accounting officer). You can find our Code of Business Conduct and Ethics in the Corporate Governance section of our website at www.synovus.com/governance. We will post any amendments to the Code of Business Conduct and Ethics and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE in the Corporate Governance section of our website.

Item 11.  Executive Compensation

         Information pertaining to executive compensation is contained in the "DIRECTOR COMPENSATION AND STOCK OWNERSHIP GUIDELINES" Section which is set forth on pages 7 and 8, the "EXECUTIVE COMPENSATION - Summary Compensation Table; Stock Option Exercises and Grants; and Employment Contracts and Change in Control Arrangements" Sections which are set forth on pages 15 through 18 and the "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" Section which is set forth on pages 21 and 22 of Synovus' Proxy Statement and is specifically incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Information pertaining to equity compensation plans is contained in
Note 14 of Notes to Consolidated Financial Statements on pages F-21 and F-22 of the Financial Appendix to Synovus' Proxy Statement and is specifically incorporated herein by reference.

         Information pertaining to security ownership of certain beneficial owners and management is contained in the "STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS" Section which is set forth on pages 12 and 13, the "PRINCIPAL SHAREHOLDERS" Section which is set forth on page 24, and the "RELATIONSHIPS BETWEEN SYNOVUS, CB&T, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - TSYS Stock Ownership of Directors and Management" Section which is set forth on pages 25 and 26 of Synovus' Proxy Statement and is specifically incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         Information pertaining to certain relationships and related transactions is contained in the "TRANSACTIONS WITH MANAGEMENT" Section which is set forth on pages 22 and 23, the "RELATIONSHIPS BETWEEN SYNOVUS, CB&T, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - Beneficial Ownership of TSYS Stock by CB&T" Section which is set forth on pages 24 and 25, the "RELATIONSHIPS BETWEEN SYNOVUS, CB&T, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES
- Interlocking Directorates of Synovus, CB&T and TSYS" Section which is set forth on page 25 and the "RELATIONSHIPS BETWEEN SYNOVUS, CB&T, TSYS AND CERTAIN OF SYNOVUS' SUBSIDIARIES AND AFFILIATES - Transactions and Agreements Between Synovus, CB&T, TSYS and Certain of Synovus' Subsidiaries" Section which is set forth on pages 26 and 27 of Synovus' Proxy Statement and is specifically incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

         Information pertaining to principal accountant fees and services is contained in the "AUDIT COMMITTEE REPORT - KPMG LLP Fees and Services" Section which is set forth on page 14 (excluding the information under the main caption "AUDIT COMMITTEE REPORT") and the "AUDIT COMMITTEE REPORT - Policy on Audit Committee Pre-Approval" Section which is set forth on pages 14 and 15 of Synovus' Proxy Statement and is specifically incorporated herein by reference.


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

                    Consolidated Balance Sheets - December 31, 2003 and 2002

                    Consolidated Statements of Income - Years Ended December 31, 2003, 2002 and 2001

                    Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 31, 2003, 2002 and 2001

                    Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002 and 2001

                    Notes to Consolidated Financial Statements

                    Independent Auditors' Report

              2.  Financial Statement Schedules

                  Financial Statement Schedules - None applicable because the required information has been incorporated in the Consolidated Financial Statements of Synovus Financial Corp. and its subsidiaries incorporated by reference herein.

              3.  Exhibits

                  Exhibit
                  Number    Description
                  -----     ----------
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

                  10.6 Synovus Financial Corp. Directors' Deferred Compensation Plan incorporated by reference to
                            Exhibit 10.7 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on March 21, 2002.

                  10.7 Wage Continuation Agreement of Synovus incorporated by reference to Exhibit 10.8 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 29, 1993.

                  10.8      1991 Stock Option Plan for Key Executives of
                            Synovus incorporated by reference to Exhibit 10.9 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 29, 1993.

                  10.9 Synovus Financial Corp. 1992 Long-Term Incentive Plan incorporated by reference to Exhibit 10.10 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 29, 1993.

                  10.10 Agreement in Connection with Personal Use of Company Aircraft.

                  10.11 Life Insurance Trusts incorporated by reference to Exhibit 10.12 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 29, 1993.

                  10.12 Supplemental Compensation Agreement, Incentive Compensation Agreements and Performance Compensation Agreement with Richard E. Anthony; which Agreements were assumed by Synovus on December 31, 1992 as a result of its acquisition of First Commercial Bancshares, Inc.; and which stock awards made pursuant to the Agreements were converted at a ratio of 1.5 to 1, the exchange ratio applicable to the merger incorporated by reference to Exhibit 10.13 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the Commission on March 29, 1993.

                  10.13 1993 Split Dollar Insurance Agreement of Synovus incorporated by reference to Exhibit 10.14 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the Commission on March 28, 1994.

                  10.14 1995 Split Dollar Insurance Agreement of Synovus incorporated by reference to Exhibit 10.15 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the Commission on March 24, 1995.

                  10.15 Synovus Financial Corp. 1994 Long-Term Incentive Plan incorporated by reference to Exhibit 10.16 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the Commission on March 24, 1995.

                  10.16 Synovus Financial Corp./Total System Services, Inc. Deferred Compensation Plan incorporated by reference to Exhibit 10.17 of Synovus' Annual Report on Form 10-K for the fiscal year ended
                            December 31, 2001, as filed with the Commission on March 21, 2002.

                  10.17 Synovus Financial Corp. Executive Bonus Plan incorporated by reference to Exhibit 10.18 of Synovus' Annual Report on Form
                            10-K for the fiscal year ended December 31, 1995, as filed with the Commission on March 25, 1996.

                  10.18 Change of Control Agreements incorporated by reference to Exhibit 10.19 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on March
                            25, 1996.

                  10.19 Consulting Agreement of Joe E. Beverly incorporated by reference to Exhibit 10.20 of Synovus'
                            Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Commission on March 6, 1997.

                  10.20 Employment Agreement of James H. Blanchard incorporated by reference to Exhibit 10 of Synovus' Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed with the Commission on November 15, 1999.

                  10.21 Synovus Financial Corp. 2000 Long-Term Incentive Plan incorporated by reference to Exhibit 10.22 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Commission on March 22, 2000.

                  20.1      Proxy Statement, including Financial
                            Appendix, for the Annual Meeting of
                            Shareholders of Synovus to be held on April
                            22, 2004, certain specified pages of which are specifically incorporated herein by reference.

                  21.1      Subsidiaries of Synovus Financial Corp.

                  23.1      Independent Auditors' Consents.

                  24.1 Powers of Attorney contained on the signature pages of the 2003 Annual Report on Form 10-K.

                  31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.1 Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2003 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

                  99.2 Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2003 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

         Synovus agrees to furnish the Commission, upon request, a copy of each instrument with respect to issues of long-term debt. The principal amount of any individual instrument, which has not been previously filed, does not exceed ten percent of the total assets of Synovus and its subsidiaries on a consolidated basis.

         (b)  Reports on Form 8-K

                  On October 15, 2003, Synovus filed a Form 8-K with the Commission in connection with the announcement of its earnings for the third quarter of 2003.

Filings\snv\10k.doc




                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SYNOVUS FINANCIAL CORP.
                                              (Registrant)

         March 9, 2004                      By: /s/James H. Blanchard
                                                -------------------------------
                                                James H. Blanchard,
                                                Principal Executive Officer

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


/s/James H. Blanchard                                      Date: March 9, 2004
--------------------------------------------
James H. Blanchard,
Principal Executive Officer and Director


/s/James D. Yancey                                         Date: March 9, 2004
--------------------------------------------
James D. Yancey,
Chairman of the Board


/s/Richard E. Anthony                                      Date: March 9, 2004
--------------------------------------------
Richard E. Anthony,
President and Director


/s/Thomas J. Prescott                                      Date: March 9, 2004
--------------------------------------------
Thomas J. Prescott,
Executive Vice President,
Principal Accounting and Financial Officer


/s/Daniel P. Amos                                          Date: March 9, 2004
--------------------------------------------
Daniel P. Amos,
Director

                                                           Date: March __, 2004
--------------------------------------------
Joe E. Beverly,
Director


/s/Richard Y. Bardley                                      Date: March 9, 2004
--------------------------------------------
Richard Y. Bradley,
Director


                                                           Date: March __, 2004
--------------------------------------------
Frank W. Brumley,
Director


                                                           Date: March __, 2004
--------------------------------------------
Elizabeth W. Camp,
Director


/s/C. Edward Floyd                                         Date: March 9, 2004
--------------------------------------------
C. Edward Floyd,
Director


/s/Gardiner W. Garrard, Jr.                                Date: March 9, 2004
--------------------------------------------
Gardiner W. Garrard, Jr.,
Director


                                                           Date: March __, 2004
--------------------------------------------
T. Michael Goodrich,
Director


/s/V. Nathaniel Hansford                                   Date: March 9, 2004
--------------------------------------------
V. Nathaniel Hansford,
Director


/s/John P. Illges, III                                     Date: March 9, 2004
--------------------------------------------
John P. Illges, III,
Director


                                                           Date: March__, 2004
--------------------------------------------
Alfred W. Jones III,
Director


/s/Mason H. Lampton                                        Date: March 9, 2004
--------------------------------------------
Mason H. Lampton,
Director


                                                           Date: March __, 2004
--------------------------------------------
Elizabeth C. Ogie,
Director


/s/H. Lynn Page                                            Date: March 9, 2004
--------------------------------------------
H. Lynn Page,
Director


                                                           Date: March __, 2004
--------------------------------------------
J. Neal Purcell,
Director


/s/Melvin T. Stith                                         Date: March 9, 2004
--------------------------------------------
Melvin T. Stith,
Director


/s/William B. Turner, Jr.                                  Date: March 9, 2004
--------------------------------------------
William B. Turner, Jr.,
Director

filings\SNV\con13.sig