Form 10-K/A
period 2003-12-31
SYNOVUS FINANCIAL CORP
filed 2004-04-06
CIK 18349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1

    Annual report pursuant to section 13 or 15(d) of the Securities Exchange
             Act of 1934 for the fiscal year ended December 31, 2003

Commission file number     1-10312

                             SYNOVUS FINANCIAL CORP.
             (Exact Name of Registrant as specified in its charter)

     Georgia                                                58-1134883
(State or other jurisdiction of incorporation               (I.R.S. Employer
 or organization)                                            Identification No.)

One Arsenal Place, 901 Front Avenue
Suite 301, Columbus, Georgia                                31901
(Address of principal executive offices)                    (Zip Code)
(Registrant's telephone number, including area code)        (706) 649-5220

           Securities registered pursuant to Section 12(b) of the Act:
 Title of each class                  Name of each exchange on which registered
 ------------------                   -----------------------------------------
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

         The undersigned registrant hereby amends Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2003 by adding Exhibit 99.1, the Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2003 and by adding Exhibit 99.2, the Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2003 as set forth below and in the attached exhibits.

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

                  31.1*  Certification of Chief Executive Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2*  Certification of Chief Financial Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

                  32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.1* Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2003.

                  99.2* Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2003.

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

                                            SYNOVUS FINANCIAL CORP.
                                             (Registrant)

  April 6, 2004                             By: /s/James H. Blanchard
                                                -------------------------------
                                                 James H. Blanchard,
                                                 Principal Executive Officer



Filings\snv\11-k.doc