Form 10-Q
period 2004-03-31
SYNOVUS FINANCIAL CORP
filed 2004-05-07
CIK 18349

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For the Quarterly Period Ended March 31, 2004
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

                        YES X                NO
                          ------------             -----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        YES      X           NO
                          ------------            -----------

At April 30, 2004, 304,776,438 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

                             SYNOVUS FINANCIAL CORP.

                                      INDEX

                                                                                               Page
Part I.           Financial Information                                                       Number
                                                                                              ------
     Item 1.      Unaudited Financial Statements

                  Consolidated Balance Sheets
                  March 31, 2004 and December 31, 2003                                          3

                  Consolidated Statements of Income
                  Three Months Ended March 31, 2004 and 2003                                    4

                  Consolidated Statements of Cash Flows
                  Three months Ended March 31, 2004 and 2003                                    5

                  Notes to Consolidated Financial Statements                                    6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          13

     Item 3.       Quantitative and Qualitative Disclosures About Market Risk                  31


     Item 4.      Controls and Procedures                                                      32

Part II.          Other Information

     Item 2.      Changes in Securities, Use of Proceeds and Issuer Purchases
                  of Equity Securities                                                         33

     Item 6.      Exhibits and Reports on Form 8-K                                             33


Signature Page                                                                                 34

Exhibit Index                                                                                  35


                  (31.1)   Certification of Chief Executive Officer
                  (31.2)   Certification of Chief Financial Officer
                  (32)      Certification of Periodic Report

                          PART I. FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                             SYNOVUS FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                          March 31,                December 31,
(In thousands, except share and per share data)                                              2004                      2003
                                                                                     ---------------------    --------------------
ASSETS
Cash and due from banks                                                          $                622,896                 696,030
Interest earning deposits with banks                                                                4,124                   4,423
Federal funds sold and securities purchased under resale agreements                               154,859                 172,922
Mortgage loans held for sale                                                                      152,672                 133,306
Investment securities available for sale                                                        2,621,576               2,529,257

Loans, net of unearned income                                                                  17,012,828              16,464,914
Allowance for loan losses                                                                        (236,056)               (226,059)
                                                                                     ---------------------    --------------------
             Loans, net                                                                        16,776,772              16,238,855
                                                                                     ---------------------    --------------------

Premises and equipment, net                                                                       849,266                 791,439
Contract acquisition costs and computer software, net                                             376,002                 383,562
Goodwill, net                                                                                     248,870                 248,868
Other intangible assets, net                                                                       32,474                  33,970
Other assets                                                                                      446,836                 399,997
                                                                                     ---------------------    --------------------
             Total assets                                                        $             22,286,347              21,632,629
                                                                                     =====================    ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
       Non-interest bearing                                                      $              2,957,681               2,833,567
       Interest bearing                                                                        13,256,627              13,108,042
                                                                                     ---------------------    --------------------
             Total deposits                                                                    16,214,308              15,941,609
Federal funds purchased and securities sold under repurchase agreements                         1,503,133               1,354,887
Long-term debt                                                                                  1,641,856               1,575,777
Billings in excess of costs and profit on uncompleted contracts                                    10,824                  17,573
Other liabilities                                                                                 409,959                 355,906
                                                                                     ---------------------    --------------------
             Total liabilities                                                                 19,780,080              19,245,752
                                                                                     ---------------------    --------------------

Minority interest in consolidated subsidiaries                                                    147,843                 141,838

Shareholders' equity:
       Common stock - $1.00 par value; Authorized 600,000,000 shares; issued
             310,094,074 in 2004 and 307,748,133 in 2003; outstanding
             304,436,069 in 2004 and 302,090,128 in 2003                                          310,094                 307,748
       Surplus                                                                                    494,670                 442,931
       Treasury stock - 5,658,005 shares in 2004 and 2003                                        (113,940)               (113,940)
       Unearned compensation                                                                         (226)                   (266)
       Accumulated other comprehensive income                                                      37,418                  29,509
       Retained earnings                                                                        1,630,408               1,579,057
                                                                                     ---------------------    --------------------
             Total shareholders' equity                                                         2,358,424               2,245,039
                                                                                     ---------------------    --------------------
             Total liabilities and shareholders' equity                          $             22,286,347              21,632,629
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

                                                SYNOVUS FINANCIAL CORP.
                                           CONSOLIDATED STATEMENTS OF INCOME
                                                      (Unaudited)

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                            ------------------------------------
(In thousands, except per share data)                                            2004                 2003
                                                                            ---------------      ---------------
Interest income:
       Loans, including fees                                            $          242,856              230,850
       Investment securities                                                        24,948               25,301
       Mortgage loans held for sale                                                  1,407                3,194
       Federal funds sold and securities purchased
             under resale agreements                                                   476                  404
       Interest earning deposits with banks                                              4                    8
                                                                            ---------------      ---------------
             Total interest income                                                 269,691              259,757
                                                                            ---------------      ---------------
Interest expense:
       Deposits                                                                     47,963               57,732
       Federal funds purchased and securities sold
             under repurchase agreements                                             3,655                3,718
       Long-term debt                                                               15,326               16,724
                                                                            ---------------      ---------------
             Total interest expense                                                 66,944               78,174
                                                                            ---------------      ---------------
             Net interest income                                                   202,747              181,583
Provision for losses on loans                                                       15,724               20,304
                                                                            ---------------      ---------------
             Net interest income after provision
                  for losses on loans                                              187,023              161,279
                                                                            ---------------      ---------------
Non-interest income:
       Electronic payment processing services                                      184,800              166,628
       Other transaction processing services revenue                                38,998               25,053
       Service charges on deposit accounts                                          28,432               24,683
       Fees for trust services                                                       8,091                6,652
       Brokerage revenue                                                             5,759                4,937
       Mortgage banking income                                                       6,894               15,688
       Credit card fees                                                              6,040                5,710
       Securities gains(losses), net                                                   (65)                  60
       Other fee income                                                              6,920                5,725
       Other non-interest income                                                    30,776               11,645
                                                                            ---------------      ---------------
Non-interest income before reimbursable items                                      316,645              266,781
       Reimbursable items                                                           60,445               58,474
                                                                            ---------------      ---------------
             Total non-interest income                                             377,090              325,255
                                                                            ---------------      ---------------
Non-interest expense:
       Salaries and other personnel expense                                        186,631              158,641
       Net occupancy and equipment expense                                          78,390               69,537
       Other non-interest expense                                                   67,857               53,339
                                                                            ---------------      ---------------
Non-interest expense before reimbursable items                                     332,878              281,517
       Reimbursable items                                                           60,445               58,474
                                                                            ---------------      ---------------
             Total non-interest expense                                            393,323              339,991
                                                                            ---------------      ---------------

Minority interest in subsidiaries' net income                                        6,249                6,144

             Income before income taxes                                            164,541              140,399
Income tax expense                                                                  60,379               50,480
                                                                            ---------------      ---------------
             Net income                                                 $          104,162               89,919
                                                                            ===============      ===============

Net income per share :
       Basic                                                            $             0.34                 0.30
                                                                            ===============      ===============
       Diluted                                                                        0.34                 0.30
                                                                            ===============      ===============

Weighted average shares outstanding:
       Basic                                                                       303,644              302,067
                                                                            ===============      ===============
       Diluted                                                                     306,812              304,017
                                                                            ===============      ===============

Dividends declared per share                                            $             0.17                 0.17
                                                                            ===============      ===============

See accompanying notes to consolidated financial statements.

                             SYNOVUS FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                    --------------------------------------------
(In thousands)                                                                             2004                     2003
                                                                                    -------------------      -------------------
Operating Activities
        Net Income                                                                 $           104,162                   89,919
        Adjustments to reconcile net income to net cash provided by operating activities:
                     Provision for losses on loans                                              15,724                   20,304
                     Depreciation, amortization, and accretion, net                             30,869                   27,812
                     Increase in interest receivable                                              (769)                  (2,923)
                     (Decrease) increase in interest payable                                    (5,857)                   5,504
                     Minority interest in subsidiaries' net income                               6,249                    6,144
                     Increase in mortgage loans held for sale                                  (19,366)                (133,042)
                     (Decrease) increase in billings in excess of costs
                               and profit on uncompleted contracts                              (6,749)                  29,722
                     Gain on sale of banking locations                                         (15,849)                       -
                     Other, net                                                                 39,065                   (2,652)
                                                                                    -------------------      -------------------
                               Net cash provided by operating activities                       147,478                   40,788
                                                                                    -------------------      -------------------

Investing Activities
        Net cash paid for acquisitions                                                         (16,626)                 (39,355)
        Net decrease in interest earning deposits with banks                                        99                      598
        Net decrease (increase) in federal funds sold
               and securities purchased under resale agreements                                 14,568                  (64,717)
        Proceeds from maturities and principal collections of
               investment securities available for sale                                        545,252                  409,809
        Proceeds from sales of investment securities available for sale                          9,904                   27,588
        Purchases of investment securities available for sale                                 (608,655)                (451,007)
        Net cash received on sale of banking locations                                          25,069                        -
        Net increase in loans                                                                 (456,712)                (471,299)
        Purchases of premises and equipment                                                    (31,140)                 (39,151)
        Proceeds from disposals of premises and equipment                                          721                      730
        Increase in contract acquisition costs                                                  (1,857)                  (8,765)
        Additions to purchased computer software                                                (7,370)                 (11,502)
        Additions to internally developed computer software                                     (1,982)                  (3,954)
                                                                                    -------------------      -------------------
                               Net cash used by investing activities                          (528,729)                (651,025)
                                                                                    -------------------      -------------------

Financing Activities
        Net increase in demand and savings deposits                                            206,560                  281,610
        Net (decrease) increase in certificates of deposit                                     (30,467)                 316,597
        Net increase (decrease) in federal funds purchased
               and securities sold under repurchase agreements                                 119,481                 (308,401)
        Principal repayments on long-term debt                                                 (67,684)                  (5,286)
        Proceeds from issuance of long-term debt                                               122,289                  371,930
        Dividends paid to shareholders                                                         (49,890)                 (44,319)
        Proceeds from issuance of common stock                                                   7,828                    2,531
                                                                                    -------------------      -------------------
                               Net cash provided by financing activities                       308,117                  614,662
                                                                                    -------------------      -------------------

(Decrease) increase in cash and due from banks                                                 (73,134)                   4,425
Cash and due from banks at beginning of period                                                 696,030                  741,092
                                                                                    -------------------      -------------------
Cash and due from banks at end of period                                           $           622,896                  745,517
                                                                                    ===================      ===================

See accompanying notes to consolidated financial statements.

                             SYNOVUS FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
Note 1 - Basis of Presentation
-------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Synovus Financial Corp. (Synovus) consolidated financial statements and related notes appearing in the 2003 annual report previously filed on Form 10-K.

Note 2 - Supplemental Cash Flow Information
-------------------------------------------

For the three months ended March 31, 2004 and 2003, Synovus paid income taxes (net of refunds received) of $1.3 million and $6.0 million, respectively. For the three months ended March 31, 2004 and 2003, Synovus paid interest of $72.2 million and $72.2 million, respectively.

Cash used by TSYS for contract acquisition costs for the three months ended March 31, 2004 and 2003 are summarized as follows:

(In thousands)                                                March 31, 2004                 March 31, 2003
--------------------------------------------------------------------------------------------------------------------
Conversion costs                                  $                           1,857                         5,765
Payments for processing rights                                                    -                         3,000
                                                      --------------------------------------------------------------
    Total                                         $                           1,857                         8,765
                                                      ==============================================================

Noncash investing activities consisted of loans of approximately $2.3 million and $5.3 million, which were foreclosed and transferred to other real estate during the three months ended March 31, 2004 and 2003, respectively. The more significant non-cash items related to the acquisition of Peoples Florida Banking Corporation consist of $185.7 million in net loans, $47.8 million in investment securities available for sale, and $199 million in deposits.

Note 3 - Comprehensive Income
-----------------------------

Other comprehensive income (loss) consists of net unrealized gains (losses) on securities available for sale, net unrealized gains (losses) on cash flow hedges, and foreign currency translation adjustments. Comprehensive income consists of net income plus other comprehensive income (loss). Comprehensive income for the three months ended March 31, 2004 and 2003 was $112.1 million and $84.2 million, respectively.

Note 4 - Stock-Based Compensation
----------------------------------

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

If Synovus had determined compensation expense based on the fair value at the grant date for its stock options granted under SFAS No. 123, net income and earnings per share for the three months ended March 31, 2004 and 2003 would have been reduced to the pro forma amounts indicated in the following tables.


 (In thousands, except per share data)                                                2004              2003
-------------------------------------------------------------------------- ----- ---------------- -----------------
Net income as reported                                                     $             104,162            89,919
Total stock-based employee compensation expense  determined under fair value based method for all awards, net of related tax effects
                                                                                         (2,882)           (2,152)
                                                                                 ---------------- -----------------
Net income - pro forma                                                     $             101,280            87,767
                                                                                 ================ =================
Earnings per share:
Basic - as reported                                                        $                0.34              0.30
Basic - pro forma                                                                           0.33              0.29
Diluted - as reported                                                                       0.34              0.30
Diluted - pro forma                                                                         0.33              0.29

Note 5 - Business Combinations
------------------------------

On January 30, 2004, Synovus acquired all the issued and outstanding common shares of Peoples Florida Banking Corporation (Peoples), a $256 million asset bank holding company with a net book value of approximately $20.3 million and the parent company of Peoples Bank, headquartered in Palm Harbor, Florida. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Peoples have been included in the consolidated financial statements beginning February 1, 2004.

The aggregate purchase price was $78.4 million, consisting of 1,636,827 shares of Synovus common stock valued at $43.7 million, $32.1 million in cash, and stock options valued at $2.6 million. The value of the common stock issued was determined based on the average market price of Synovus' common stock over the 2-day period before and after the terms of the acquisition were agreed to and announced. The fair value of the stock options was determined based on the Black-Scholes option pricing model.

Synovus has not yet completed the allocation of the purchase price of this acquisition to the respective assets acquired and liabilities assumed. It is expected that the purchase price allocation will be completed in the second quarter, and will result in the majority of the excess purchase price being recorded as goodwill.

Proforma information relating to the impact of this acquisition on Synovus' consolidated financial statements, assuming such acquisition had occurred at the beginning of the periods reported, is not presented as such impact is not significant.

On December 17, 2003, Synovus announced the signing of a definitive agreement to acquire the $423.5 million asset Trust One Bank (Trust One) in Memphis, Tennessee in a tax free exchange of shares of common stock. Trust One has six branches serving east Shelby County, Tennessee, which includes Germantown, Cordova, Collierville and east Memphis. The merger is subject to approval by the shareholders of Trust One and is expected to be completed during the second quarter of 2004.

Note 6 - Operating Segments
---------------------------

Synovus has two reportable segments: Financial Services and TSYS. The Financial Services segment provides financial services including banking, financial management, insurance, mortgage and leasing services through 40 affiliate banks and other Synovus offices in Georgia, Alabama, South Carolina, Florida, and Tennessee. TSYS primarily provides electronic payment processing services and other related services to card-issuing institutions in the United States, Mexico, Canada, Honduras, Europe, and the Caribbean. The significant accounting policies of the segments are described in the summary of significant accounting policies in the 2003 annual report previously filed on Form 10-K. All inter-segment services provided are charged at the same rates as those charged to unaffiliated customers. Such services are included in the results of operations of the respective segments and are eliminated to arrive at consolidated totals.

Segment information as of and for the three months ended March 31, 2004 and 2003 is presented in the following table:

Three months ended March 31, 2004 and 2003

                                                          Financial
(In thousands)                                            Services        TSYS (a)      Eliminations      Consolidated
--------------------------------------------------------------------------------------------------------------------------
Interest income                                2004          $ 269,691            202        (202)  (b)        $  269,691
                                               2003            259,757            340        (340)  (b)           259,757
--------------------------------------------------------------------------------------------------------------------------
Interest expense                               2004             67,090             56        (202)  (b)            66,944
                                               2003             78,502             12        (340)  (b)            78,174
--------------------------------------------------------------------------------------------------------------------------
Net interest income                            2004            202,601            146            -                202,747
                                               2003            181,255            328            -                181,583
--------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                      2004             15,724              -            -                 15,724
                                               2003             20,304              -            -                 20,304
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision            2004            186,877            146            -                187,023
     for loan losses                           2003            160,951            328            -                161,279
--------------------------------------------------------------------------------------------------------------------------
Total non-interest income                      2004             90,450        291,044      (4,404)  (c)           377,090
                                               2003             74,028        255,225      (3,998)  (c)           325,255
--------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                     2004            155,944        241,783      (4,404)  (c)           393,323
                                               2003            135,804        208,185      (3,998)  (c)           339,991
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                     2004            121,383         49,407      (6,249)  (d)           164,541
                                               2003             99,175         47,368      (6,144)  (d)           140,399
--------------------------------------------------------------------------------------------------------------------------
Income tax expense                             2004             43,625         16,754            -                 60,379
                                               2003             34,966         15,514            -                 50,480
--------------------------------------------------------------------------------------------------------------------------
Net income                                     2004             77,758         32,653      (6,249)  (d)           104,162
                                               2003             64,209         31,854      (6,144)  (d)            89,919
--------------------------------------------------------------------------------------------------------------------------
Total assets                                   2004         21,345,053      1,011,393     (70,099)  (e)        22,286,347
                                               2003         19,890,450        824,328    (110,977)  (e)        20,603,801
--------------------------------------------------------------------------------------------------------------------------

(a) Includes equity in income of joint ventures which is included in non-interest income.
(b) Primarily interest on TSYS' cash deposits with the Financial Services segment and on TSYS' line of credit with a Synovus affiliate bank.
(c) Principally, electronic payment processing services provided by TSYS to the Financial Services segment.
(d) Minority interest in TSYS and GP Network Corporation (a TSYS subsidiary).
(e) Primarily TSYS' cash deposits with the Financial Services segment.

Segment information for the changes in the carrying amount of goodwill for the three months ended March 31, 2004 is shown in the following table:

                                                                                     Transaction
                                                                  Financial           Processing
(In thousands)                                                     Services            Services            Total
--------------------------------------------------------- --- ------------------- ------------------- ----------------
Balance as of December 31, 2003                           $              219,242              29,626          248,868
Goodwill acquired during period (1)                                            -                   -                -
Impairment losses                                                              -                   -                -
Other (2)                                                                      -                   2                2
                                                              ------------------- ------------------- ----------------
Balance as of March 31, 2004                              $              219,242              29,628          248,870
                                                              =================== =================== ================


(1) See Note 5 for information regarding goodwill relating to the first quarter 2004 acquisition.
(2) Consists of foreign currency translation adjustments for GP Network Corporation.

Intangible assets (excluding goodwill) as of March 31, 2004 and December 31, 2003 are presented in the table below.

(In thousands)                                                         March 31, 2004             December 31, 2003
----------------------------------------------------------- --- ---------------------------- -------------------------
Purchased trust revenues                                    $                         3,415                     3,485
Core deposit premiums                                                                19,419                    20,380
Employment contracts / non-competition
   agreements                                                                           358                       388
Acquired customer contracts                                                           6,158                     6,478
Intangibles associated with the acquisition
   of minority interest in TSYS                                                       2,585                     2,656
Other                                                                                   539                       583

                                                                ---------------------------- -------------------------
Total Carrying Value                                        $                        32,474                    33,970
                                                                ============================ =========================

Note 7 - Dividends per Share
-----------------------------

Dividends declared per share for the quarter ended March 31, 2004 were $0.1733, up 5.0% from $0.1650 for the first quarter of 2003.

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

A summary of interest rate swap contracts utilized for interest rate risk management at March 31, 2004 is shown in the following table.


                                                        Weighted Average               Unrealized
                                               --------------------------------     -----------------        Net
                                                                       Maturity                           Unrealized
                                   Notional     Receive       Pay         In                                Gains
(Dollars in thousands)              Amount        Rate      Rate(*)     Months       Gains     Losses      (Losses)
----------------------------- --- ------------ ----------- ---------- ------------ ---------- ---------- -------------
Receive fixed swaps:
Fair value hedges             $       342,500       4.53%      1.14%      108          6,239      (898)         5,341
Cash flow hedges                      545,000       5.42%      4.00%      20           6,039      (293)         5,746
                                  ------------                                     ---------- ---------- -------------
Total                         $       887,500       5.08%      2.90%      54          12,278    (1,191)        11,087
                                  ============                                     ========== ========== =============

(*) Variable pay rate based upon contract rates in effect at March 31, 2004.

At March 31, 2004, Synovus had commitments to fund fixed-rate mortgage loans to customers in the amount of $174.0 million. The fair value of these commitments was $1.0 million.

At March 31, 2004, outstanding commitments to sell fixed-rate mortgage loans amounted to approximately $163.0 million. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding commitments to originate residential mortgage loans for resale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans at March 31, 2004 was ($1.2) million.

Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus has entered into offsetting positions in order to minimize the risk to Synovus. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings. As of March 31, 2004, the notional amount of customer related derivative financial instruments was $346.5 million.

Note 9 - Recent Accounting Pronouncements
-----------------------------------------

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". In December 2003, the FASB issued Interpretation No.46R, a revision of Interpretation No. 46. Interpretation No. 46R addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies to variable interests in variable interest entities that are special purpose entities for periods ending after December 15, 2003. For all other types of variable interest entities, application of Interpretation No. 46R is required for periods ending after March 15, 2004. For TSYS, which had a variable interest in a variable interest entity that was a special purpose entity, the interpretation would have applied in the first reporting period ended after December 15, 2003. On June 30, 2003, TSYS terminated the operating lease agreement and purchased the corporate campus for $93.5 million with a combination of $73.3 million in cash and funds from a long-term line of credit with a Synovus affiliate bank. Accordingly, the interpretation does not directly impact Synovus' financial statements.

In April 2003, the FASB issued Statement No. 149 (SFAS No. 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on Synovus' financial statements.

In May 2003, the FASB issued Statement No. 150 (SFAS No. 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires than an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.

Note 10 - Other
---------------

Certain amounts in 2003 have been reclassified to conform to the presentation adopted in 2004.

                        ITEM 2 - MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Executive Summary

The following financial review provides a discussion of Synovus' financial condition, changes in financial condition, and results of operations as well as a summary of Synovus' critical accounting policies.

About Our Business
         Synovus is a diversified financial services holding company, based in Columbus, Georgia, with more than $22 billion in assets. Synovus operates two business segments: the Financial Services and the Transaction Processing Services segments. The Financial Services segment provides integrated financial services including banking, financial management, insurance, mortgage and leasing services through 40 decentralized affiliate banks and other Synovus offices in five southeastern states. At March 31, 2004, our affiliate banks ranged in size from $100 million to $4 billion in total assets. The Transaction Processing Services segment provides electronic payment processing services through our 81% owned subsidiary Total System Services, Inc. (TSYS), the world's largest third party processor of international payments. Our ownership in TSYS gives us a unique business mix: for the first quarter of 2004, 49% of our consolidated revenues and 25% of our net income came from TSYS.

Our Key Financial Performance Indicators
         In terms of how we measure success in our business, the following are our key financial performance indicators:

Financial Services
         * Net Interest Margin              * Fee Income Growth
         * Loan Growth                      * Expense Management
         * Credit Quality

TSYS
         * Revenue Growth  * Expense Management

First Quarter 2004 Financial Performance vs. First Quarter 2003

Consolidated
         * Net income $104.2 million, up 15.8%
         * Diluted EPS $0.34, up 14.7%

Financial Services
         * Net interest margin: 4.24% compared to 4.31% in 2003
         * Loan growth: 9.4% (8.8% excluding acquisitions and divestitures)
         * Credit quality: Ended the first quarter of 2004 in a very positive fashion:
                  * Nonperforming assets ratio of .56%, down from .72%
                     at March 31, 2003, and
                  * Past dues over 90 days as a percentage of total loans of .14% compared to .16% for the first quarter of 2003, and
                  * Net charge-off ratio of .16%, compared to .37% for the first quarter of 2003.

         * Fee income growth: 22.2%
         * Net overhead ratio: Improved to 1.26% from 1.35% in the first quarter of 2003
         * Net income growth: 21.1%

TSYS
         * Revenue growth before reimbursable items: 16.4%
         * Net income growth: 2.6%

Our financial performance for the quarter was driven by excellent credit quality, strong loan growth, and a stable net interest margin, while our expense management remained on track. Additionally, TSYS' financial results were slightly ahead of expectations.

Synovus continues with its strategic market repositioning. During the quarter, we completed the acquisition of Peoples Bank in Palm Harbor, Florida. We also entered the Savannah, Georgia market and obtained regulatory approval to open our first de novo bank, Synovus Bank of Jacksonville, in the second quarter of 2004. Additionally, during the first quarter, we exited one market with the sale of our bank in Quincy, Florida. This transaction resulted in a $9.7 million after-tax gain recorded in the first quarter.

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

Allowance for Loan Losses
         The allowance for loan losses is determined based on an analysis which assesses the risk within the loan portfolio. The two most significant judgments or estimates made in the determination of the allowance for loan losses are the risk ratings for loans in the commercial loan portfolio and the valuation of the collateral for loans that are classified as impaired loans.

         Commercial Loans - Risk Ratings
         Commercial loans are assigned a risk rating on a 9 point scale. For commercial loans that are not considered impaired, the allocated allowance for loan losses is determined based upon the loss percentage factors that correspond to each risk rating. The rating process is subject to certain subjective factors and estimates. Synovus uses a well-defined risk rating methodology, and has established policies that require "checks and balances" to manage the risks inherent in estimating loan losses.
         The risk ratings are based on the borrowers' credit risk profile, considering factors such as debt service history and capacity, inherent risk in the credit (e.g., based on industry type and source of repayment), and collateral position. Ratings 6 through 9 are modeled after the bank regulatory classifications of special mention, substandard, doubtful, and loss. Loss percentage factors are based on historical loss rates, bank regulatory guidance, and Synovus' assessment of losses within each risk rating. The occurrence of certain events could result in changes to the loss factors. Accordingly, these loss factors are reviewed periodically and modified as necessary.
         Each loan is assigned a risk rating during the approval process. This process begins with a rating recommendation from the loan officer responsible for originating the loan. The rating recommendation is subject to approvals from other members of management and/or loan committees depending on the size and type of credit. Ratings are re-evaluated at least every twelve months in connection with the loan review process at each affiliate bank. Additionally, an independent holding company credit review function evaluates each affiliate bank's risk rating process at least every twelve to eighteen months.

         Collateral Valuation
         A majority of our impaired loans are collateral dependent. The allowance for loan losses on these loans is determined based upon fair value estimates (net of selling costs) of the respective collateral. The actual losses on these loans could differ significantly if the fair value of the collateral is different from the estimates used by Synovus in determining the allocated allowance. Most of our collateral-dependent impaired loans are secured by real estate. The fair value of these real estate properties is generally determined based upon appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals.

         Loss Factors
         The allocated allowance for retail loans is generally determined by segregating the retail loan portfolio into pools of homogeneous loan categories. Loss factors applied to these pools are generally based on average historical losses for the previous two years and current delinquency trends. The occurrence of certain events could result in changes to the loss factors. Accordingly, these loss factors are reviewed periodically and modified as necessary.

         Other
         Certain economic and interest rate factors could have a material impact on the determination of the allowance for loan losses and corresponding credit costs. The depth, duration, and dispersion of any economic recession all have an impact on the credit risk profile of the loan portfolio. Additionally, a rapidly rising interest rate environment could as well have a material impact on certain borrowers' ability to pay.

Revenue Recognition
         TSYS' electronic payment processing revenues are derived from long-term processing contracts with financial and nonfinancial institutions and are recognized as the services are performed. Electronic payment processing revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, and other processing services for cardholder accounts on file. Most of these contracts have prescribed annual revenue minimums. The original terms of processing contracts generally range from three to ten years in length.
         On March 3, 2003, TSYS announced that Bank One selected TSYS to upgrade its credit card processing. Under the long-term software licensing and services agreement, TSYS will provide electronic payment processing services to Bank One's credit card accounts for at least two years beginning in the second half of 2004 (excluding statement and card production services), and then TSYS will license a modified version of its TS2 consumer and commercial card software to Bank One under a perpetual license with a six year payment term. TSYS uses the percentage-of-completion accounting method for its agreement with Bank One.
         TSYS recognizes software license revenue in accordance with Statement of Position No. (SOP) 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2,

Software Revenue Recognition With Respect to Certain Transactions." For software licenses for which any services rendered are not considered essential to the functionality of the software, revenue is recognized upon delivery of the software, provided (1) there is evidence of an arrangement, (2) collection of the fee is considered probable, (3) the fee is fixed or determinable, and (4) vendor specific objective evidence (VSOE) exists to allocate revenue to the undelivered elements of the arrangement.
         When services are considered essential to the functionality of the software licensed, revenues are recognized over the period that such services will be performed using the percentage-of-completion method in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Progress during the period services are performed is measured by the percentage of costs incurred to date to estimated total costs for each arrangement. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined. For license arrangements in which the fee is not fixed or determinable, the license revenue is recognized as payments become due.
         TSYS' other service revenues are derived from recovery collections work, bankruptcy process management, legal account management, skip tracing, commercial printing activities and customer relationship management services, such as call center activities for card activation and balance transfer requests. The contract terms for these services are generally shorter term in nature as compared with TSYS' long-term processing contracts. Revenue is recognized on these other services either on a per unit or a fixed price basis. TSYS uses the percentage-of-completion method of accounting for its fixed price contracts, and progress is measured by the percentage of costs incurred to date to estimated total costs for each arrangement. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined.

Contract Acquisition Costs
         TSYS capitalizes contract acquisition costs related to signing or renewing long-term contracts. These costs, primarily consisting of cash payments for rights to provide processing services and internal conversion costs are amortized using the straight-line method over the contract term beginning when the client's cardholder accounts are converted and producing revenues. All costs incurred prior to a signed agreement are expensed as incurred.
         The amortization of contract acquisition costs associated with cash payments is recorded as a reduction of electronic payment processing services revenues in the consolidated statements of income. The amortization of contract acquisition costs associated with conversion activity is recorded as other operating expenses in the consolidated statements of income. TSYS evaluates the carrying value of contract acquisition costs for impairment for each customer on the basis of whether these costs are fully recoverable from expected undiscounted net operating cash flows of the related contract. The determination of expected undiscounted net operating cash flows requires management to make estimates.
         These costs may become impaired with the loss of a contract, the financial decline of a client, termination of conversion efforts after a contract is signed, diminished prospects for current clients, or if TSYS' actual results differ from its estimates of future cash flows.

Software Development Costs
         In accordance with Financial Accounting Standards Board (FASB) Statement No. 86, "Computer Software to be Sold, Leased or otherwise Marketed," software development costs are capitalized once technological feasibility of the software product has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when TSYS has completed a detail program design and has determined that a product can be produced to meet its design specifications, including functions, features, and technical performance requirements. Capitalization of costs ceases when the product is generally available to clients. TSYS evaluates the unamortized capitalized costs of software development as compared to the net realizable value of the software product which is determined by future undiscounted net operating cash flows. The amount by which the unamortized software development costs exceed the net realizable value is written off in the period that such determination is made. Software development costs are amortized using the greater of (1) the straight-line method over its estimated useful life, which ranges from three to ten years, or
(2) the ratio of current revenues to total anticipated revenue over its useful life.
         TSYS also develops software that is used internally. These software development costs are capitalized based upon the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Internal-use software development costs are capitalized once (a) the preliminary project stage is completed, (b) management authorizes and commits to funding a computer software project, and (c) it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred prior to meeting these qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Internal-use software development costs are amortized using an estimated useful life of three to seven years.
         Software development costs may become impaired in situations where development efforts are abandoned due to the viability of the planned project becoming doubtful or due to technological obsolescence of the planned software product.

Transaction Processing Provisions
         TSYS has recorded estimates to accrue for contract contingencies (performance penalties) and processing errors. A significant number of TSYS' contracts with large clients contain service level agreements, which can result in TSYS incurring performance penalties if contractually required service levels are not met. When providing these accruals, TSYS takes into consideration such factors as the prior history of performance penalties and processing errors incurred, actual contractual penalties inherent in its contracts, progress towards milestones, and known processing errors not covered by insurance.
         These accruals are included in other liabilities in the accompanying consolidated balance sheets. Increases and decreases in transaction processing provisions are charged to other non-interest expense in the consolidated statements of income, and payments or credits for performance penalties and processing errors are charged against the accrual.

Business Combinations

Refer to Note 5 of the Notes to Consolidated Financial Statements for a discussion of business combinations.

Balance Sheet

During the first three months of 2004, total assets increased $654 million. Loans, net of unearned income, increased by $547.9 million, mortgage loans held for sale increased by $19.4 million, and investment securities available for sale increased by $92.3 million. Providing the necessary funding for the balance sheet growth during the first three months of 2004, the deposit base grew $272.7 million, long-term debt increased $66.1 million, federal funds purchased and securities sold under repurchase agreements increased $148.2 million, and shareholders' equity increased $113.4 million.

Loans

Compared to March 31, 2003, total loans grew by 9.4%. Excluding the impact of acquisitions and divestitures, year-over-year loan growth was 8.8% and sequential quarter annualized loan growth was $450.7 million or 10.9%.

The table on page 20 illustrates the composition of the loan portfolio (classified by loan purpose) as of March 31, 2004. The commercial real estate portfolio totals $9.6 billion, which represents 56.2% of the total loan portfolio. Loans for the purpose of financing investment properties total $2.9 billion, which is only 17.3% of the total loan portfolio, or less than one-third of the total commercial real estate portfolio. Included in the investment properties loan category is $370.8 million in loans in the Atlanta market. This amount represents 2.2% of the total loan portfolio, or 3.9% of the total commercial real estate portfolio. The primary source of repayment on investment property loans is the income from the underlying property (e.g., hotels, office buildings, shopping centers, and apartment units' rental income), with the collateral as the secondary source of repayment. Additionally, in almost all cases, these loans are made on a recourse basis, which provides another source of repayment. From an underwriting standpoint, these loans are evaluated by determining the impact of higher interest rates, as well as lower occupancy rates, on the borrower's ability to service debt.

Commercial loans for the purpose of financing 1-4 family properties represent $2.4 billion or 14.1% of the total loan portfolio, and one-fourth of the total commercial real estate portfolio. The 1-4 family properties category includes $806.9 million in loans in the Atlanta market, which is 4.7% of the total loan portfolio, or 33.8% of the 1-4 family properties category.

Included in total commercial real estate loans are $3.4 billion in commercial and industrial related real estate loans. These loans are categorized as owner-occupied and other property loans on the table shown on page 20. These loans represent 20.2% of the total loan portfolio, or 35.9% of the total commercial real estate portfolio. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization (e.g., accounting; legal and medical services; retailers; manufacturers and wholesalers). The secondary source of repayment on these loans is the real estate collateral.

Commercial and industrial loans represent $4.7 billion or 27.4% of the total loan portfolio at March 31, 2004. These loans are diversified by geography, industry, and loan type. Consumer loans at March 31, 2004 total $2.8 billion, representing 16.5% of the total loan portfolio.

Asset Quality

The nonperforming assets ratio declined for the second quarter in a row, ending the quarter at 0.56%, the lowest level in 7 quarters. A year ago, the nonperforming assets ratio was at 0.72%. The quality of our commercial real estate portfolio remains strong with a nonperforming loan ratio of only 0.28% of total commercial real estate at March 31, 2004. This compares to an overall nonperforming loan ratio for the total loan portfolio of .41%. The net charge-off ratio for the first quarter was 0.16%, down from 0.37% for the first quarter of 2003. Net charge-offs for the first quarter of 2004 include a $1.0 million recovery on one credit that was charged off prior to 2003. We believe that the net charge-off ratio for the year will be approximately 0.30%.

Past due levels remained very favorable, with total past dues at 0.76% of loans. Loans 90 days past due and still accruing at March 31, 2004 were $23.3 million, or 0.14% of total loans, compared to 0.13% at year-end 2003. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments on the loans. Management further believes the resolution of these delinquencies will not cause a material increase in nonperforming assets.

The allowance for loan losses is $236.1 million, or 1.39% of net loans, at March 31, 2004 compared to $226.1 million, or 1.37% of net loans, at December 31, 2003. The allowance to non-performing loans coverage was 337% at March 31, 2004 compared to 335% at December 31, 2003. For the three months ended March 31, 2004, the provision for losses on loans was $15.7 million, down 22.6% from $20.3 million for the same period a year ago. The decrease is primarily due to lower net charge-offs.

(Dollars in thousands)                                        March 31, 2004               December 31, 2003
----------------------------------------------------------------------------------------------------------------
Nonperforming loans                                 $                    70,007      $                   67,442
Other real estate                                                        26,061                          28,422
                                                       -------------------------        ------------------------
Nonperforming assets                                $                    96,068      $                   95,864
                                                       =========================        ========================

Loans 90 days past due and still accruing           $                    23,295      $                   21,138

Allowance for loan losses                           $                   236,056      $                  226,059
Allowance for loan losses as a % of loans                                  1.39  %                         1.37  %
As a % of loans and other real estate:
    Nonperforming loans                                                    0.41  %                         0.41  %
    Other real estate                                                      0.15                            0.17
                                                       -------------------------        ------------------------
    Nonperforming assets                                                   0.56  %                         0.58  %
                                                       =========================        ========================

Allowance to nonperforming loans                                         337.19  %                       335.19  %

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

The following table shows the composition of the loan portfolio and nonperforming loans (classified by loan purpose) as of March 31, 2004.

(Dollars in thousands)                                                                                    % of
                                                                                       Total              Total
                                                            % of                       Non-               Non-
                                    Total Loans         Total Loans                 performing         performing
Loan Type                                               Outstanding                    Loans              Loans
------------------------------- -- --------------- -- ----------------- ---- ---- ---------------- - ---------------- ----
Commercial Real
  Estate



Multi-Family                    $         559,342                  3.3    %    $              863                1.2    %
Hotels                                    769,834                  4.5                      7,903               11.3
Office Buildings                          652,866                  3.8                      1,305                1.9
Shopping Centers                          505,278                  3.0                        807                1.2
Commercial Development
                                          462,046                  2.7                          -                  -
                                   ---------------    -----------------           ----------------   ----------------
Total Investment Properties
                                        2,949,366                 17.3                     10,878               15.6
                                   ---------------    -----------------           ----------------   ----------------
1-4 Family Construction
                                          905,431                  5.3                      1,581                2.3
1-4 Family Perm
   /Mini-Perm                             709,741                  4.2                      2,823                4.0
Residential Development
                                          774,940                  4.6                      1,129                1.6
                                   ---------------    -----------------           ----------------   ----------------
Total 1-4 Family
Properties                              2,390,112                 14.1                      5,533                7.9

Land Acquisition                          802,206                  4.7                        160                0.2
                                   ---------------    -----------------           ----------------   ----------------
Total Investment-Related Real
  Estate                                6,141,684                 36.1                     16,571               23.7

                                   ---------------    -----------------           ----------------   ----------------
                                   ---------------    -----------------           ----------------   ----------------

Owner-Occupied                          1,962,634                 11.5                      8,005               11.4
Other Property                          1,469,086                  8.6                      1,941                2.8
                                   ---------------    -----------------           ----------------   ----------------

Total Commercial
   Real Estate                          9,573,404                 56.2                     26,517               37.9

Commercial &
  Industrial                            4,668,595                 27.4                     36,548               52.2
Consumer                                2,803,938                 16.5                      6,942                9.9

Unearned Income                          (33,109)                (0.2)                          -                  -
                                   ---------------    -----------------           ----------------   ----------------

Total                           $      17,012,828               100.00    %    $           70,007             100.00    %
                                   ===============    =================           ================   ================

Deposits

Total deposits at March 31, 2004 were $16.2 billion, a $272.7 million increase from December 31, 2003. This change reflects an increase of $216.1 million relating to deposits added in conjunction with the acquisition of Peoples Bank and a decrease of $97.3 million in deposits relating to the sale of our bank in Quincy, Florida. Compared to a year ago, total deposits grew by 6.6%. Excluding the impact of acquisitions and divestitures, core deposits (total deposits excluding certificates of deposits over $100,000) grew by 7.6% over the prior year. This growth was led by strong increases in both demand deposit and money market accounts, with increases of 16.1% and 15.4% respectively. Average core deposits, excluding acquisitions and divestitures, increased 10.5% for the first quarter of 2004 as compared to the first quarter of 2003.

Capital Resources and Liquidity

Synovus has always placed great emphasis on maintaining a strong capital base and continues to exceed regulatory capital requirements. Additionally, based on internal calculations and previous regulatory exams, each of the subsidiary banks is currently in compliance with regulatory capital guidelines. Total risk-based capital was $2.685 billion at March 31, 2004, compared to $2.618 billion at December 31, 2003. The ratio of total risk-based capital to risk-weighted assets was 12.92% at March 31, 2004 compared to 13.06% at December 31, 2003. The leverage ratio at March 31, 2004 was 9.97% compared to 10.09% at December 31, 2003.

The equity-to-assets ratio was 10.58% at March 31, 2004 compared to 10.40% at year-end 2003. The equity-to-assets ratio, exclusive of net unrealized gains (losses) on investment securities available for sale, was 10.41% at March 31, 2004, compared to 10.24% at year-end 2003.

Synovus' management actively analyzes and manages the liquidity position in coordination with the appropriate committees at subsidiary banks. Management must ensure that adequate liquidity, at a reasonable cost, is available to meet the cash flow needs of depositors, borrowers, and creditors. Management constantly monitors and maintains appropriate levels of assets and liabilities so as to provide adequate funding sources to meet estimated customer withdrawals and future loan requests. Subsidiary banks have access to overnight Federal funds lines with various financial institutions, which total approximately $3.3 billion and can be drawn upon for short-term liquidity needs. Banking liquidity and sources of funds have not changed significantly since December 31, 2003.

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

The consolidated statements of cash flows detail cash flows from operating, investing, and financing activities. Operating activities provided net cash of $147.5 million during the first three months of 2004. Investing activities used $528.7 million, and financing activities provided $308.1 million, resulting in a decrease in cash and due from banks of $73.1 million.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the first three months of 2004 were $21.9 billion, up 13.4% over the first three months of 2003. Excluding the impact of acquisitions and divestitures in both years, average assets increased 8.9%. Average earning assets were up 12.6% in the first three months of 2004 over the same period last year, and represented 88.4% of average total assets. When compared to the same period last year, average deposits increased $1.9 billion, average Federal funds purchased and securities sold under repurchase agreements increased $273.7 million, average long-term debt increased $124.3 million, and average shareholders' equity increased $214.7 million. This growth provided the funding for $1.9 billion growth in average net loans, $362.8 million growth in average investments, and $73.3 million growth in average Federal funds sold and securities purchased under resale agreements.

For the three months ended March 31, 2004, net interest income was $202.7 million, up $21.1 million, or 11.7%, over the $181.6 million for the same period a year ago. For the three months ended March 31, 2004, net interest income, on a tax-equivalent basis, increased $21.0 million, or 11.5%, over the same period in 2003.

The net interest margin was 4.24% for the three months ended March 31, 2004, down 7 basis points from the three months ended March 31, 2003. This decrease resulted from a 52 basis point decrease in the yield on earning assets, which was partially offset by a 45 basis point decrease in the effective cost of funds. The decreased yield on earning assets was largely due to a 25 basis point decrease in the average Prime rate and lower reinvestment yields on securities as compared to the prior year-to-date period. Significant growth in floating-rate loans also contributed to the decline in total loan yields. The decreased effective cost of funds was due to lower average rates paid on interest-bearing funding.

On a sequential quarter basis, net interest income increased by $5.3 million, while the net interest margin decreased by 2 basis points. The yield on earning assets declined by 6 basis points which was largely offset by a 4 basis point decrease in the effective cost of funds. The earning assets yield decline was primarily due to the impact of continued strong variable rate loan growth on overall loan yields. Solid growth in variable rate deposit accounts as well as incremental growth in federal funds purchased helped match this loan growth and reduce the cost of interest bearing funding.

The tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

                                                    Three months ended
                                                         March 31,
(In thousands)                                      2004              2003
-------------------------------------------------------------------------------
Interest income                          $           269,691           259,757
Taxable-equivalent adjustment                          1,800             1,870
                                             ----------------  ----------------
Interest income,
   taxable-equivalent                                271,491           261,627
Interest expense                                      66,944            78,174
                                             ----------------  ----------------
Net interest income,
   taxable-equivalent                    $           204,547           183,453
                                             ================  ================

Non-Interest Income

Total non-interest income during the first three months of 2004 increased $51.8 million, or 15.9%, over the same period a year ago. For the first quarter of 2004, total non-interest income excluding reimbursable items increased $49.9 million, or 18.7%, over the same period in 2003.

Financial Services:

Total non-interest income for the Financial Services segment was $90.5 million for the first quarter of 2004, up 22.2% over the first quarter of 2003. This comparison is impacted by the gain from the sale of banking locations ($15.8 million pre-tax for the first quarter of 2004) and divestitures, as well as the $8.8 million or 56.1% decrease in mortgage revenues. Excluding the impact of these items, non-interest income for the first quarter increased 16.2% over the first quarter of 2003.

Service charges on deposits increased 15.2%, while Financial Management Services
(FMS) revenues were $17.3 million, a 12.1% increase over the first quarter of 2003. During the first quarter, our FMS unit added $281 million in new assets. At March 31, 2004, total assets under management were $14.9 billion.

Mortgage revenues for the first quarter were down 56.1% vs. the first quarter of 2003. Total mortgage production for the first quarter was $318 million compared to $671 million for the first quarter of 2003. For the first quarter of 2004, 53% of the total mortgage production volume was for refinancings compared to 72% of the total volume for the full year in 2003.

Transaction Processing Services:

TSYS' revenues are derived from providing electronic payment processing and related services to financial and nonfinancial institutions, generally under long-term processing contracts. TSYS' services are provided primarily through its cardholder systems, TS2 and TS1, to financial institutions and other organizations throughout the United States, Mexico, Canada, Honduras, the Caribbean, and Europe. TSYS currently offers merchant services to financial institutions and other organizations in Japan through its majority owned subsidiary, GP Network Corporation (GP Net), and in the United States through its joint venture, Vital Processing Services L.L.C. (Vital).

Electronic Payment Processing Services
Electronic payment processing services revenues increased $18.2 million, or 10.9%, for the three months ended March 31, 2004, compared to the same period in 2003. Electronic payment processing revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, credit bureau reports, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, student loan, and commercial card accounts. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards, as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow.

Due to the seasonal nature of the credit card industry, TSYS' revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season. Furthermore, growth or declines in card portfolios of existing clients, the conversion of cardholder accounts of new clients to TSYS' processing platforms, and the loss of cardholder accounts impact the results of operations from period to period. Another factor which may affect TSYS' revenues and results of operations from time to time, is the sale by a client of its business, its card portfolio, or a segment of its accounts to a party which processes cardholder accounts internally or uses another third-party processor. Consolidation in either the financial services or retail industries, a change in the economic environment in the retail sector, or a change in the mix of payments between cash and cards could favorably or unfavorably impact TSYS' financial condition, results of operations, and cash flows in the future.

Processing contracts with large clients, representing a significant portion of TSYS' total revenues, generally provide for discounts on certain services based on the size and activity of clients' portfolios. Therefore, electronic payment processing revenues and the related margins are influenced by the client mix relative to the size of client card portfolios, as well as the number and activity of individual cardholder accounts processed for each client. Consolidation among financial institutions has resulted in an increasingly concentrated client base, which results in a changing client mix toward larger clients and increasing pressure on TSYS' net profit margins.

Based upon available market share data that includes cards processed in-house, TSYS believes it has a 20% market share of the domestic consumer card processing arena; an 83% share of the Visa and MasterCard domestic commercial card processing market; a 15% share of the domestic retail card processing market; and a 4% market share of the U.S. off-line debit processing market. TSYS believes it has significant growth opportunities as in-house processors and issuers processed by competitors realize the potential for reduced costs and better portfolio performance offered through TSYS' processing solutions.

TSYS provides services to its clients including processing consumer, retail, commercial, debit and stored-value cards, as well as student loan account processing. Average cardholder accounts on file for the three months ended March 31, 2004 were 278.2 million, an increase of 10.3% over the average of 252.2 million for the same period in 2003. Cardholder accounts on file at March 31, 2004 were 280.4 million, a 10.3% increase compared to the 254.2 million accounts on file at March 31, 2003. The change in cardholder accounts on file from March 2003 to March 2004 included the deconversion and purging of 15.9 million accounts, the addition of approximately 28.9 million accounts attributable to the internal growth of existing clients, and approximately 13.2 million accounts from new clients.

In July 2003, Sears and Citigroup announced an agreement for the sale by Sears to Citigroup of the Sears credit card and financial services businesses. Sears and Citigroup are both clients of TSYS, and TSYS considers its relationships with both companies to be very positive.

TSYS and Sears are parties to a 10-year agreement, which was renewed in January of 2000, under which TSYS provides transaction processing for more than 81.8 million Sears accounts. For the three months ended March 31, 2004, TSYS' revenues from the TSYS/Sears agreement represented 5.7% of TSYS' revenues. The agreement includes provisions for termination for convenience prior to its expiration upon the payment of a termination fee. The TSYS/Sears agreement also grants to Sears the one-time right to market test TSYS' pricing and functionality after May 1, 2004. Potential results of such market test, in which TSYS would be a participant, include continuation of the processing agreement under its existing terms, continuation of the processing agreement under mutually agreed modified terms, or termination of the processing agreement after May 1, 2006 without a termination fee. The impact of the transaction between

Sears and Citigroup on the financial position, results of operations, and cash flows of TSYS cannot be determined at this time.

On March 3, 2003, TSYS announced that Bank One selected TSYS to upgrade its credit card processing. Under the long-term software licensing and services agreement, TSYS will provide electronic payment processing services to Bank One's credit card accounts for at least two years starting in 2004 (excluding statement and card production services). Following the provision of processing services, TSYS will license a modified version of its TS2 consumer and commercial software to Bank One under a perpetual license with a six year payment term. TSYS uses the percentage-of-completion accounting method for its agreement with Bank One and recognizes revenues in proportion to costs incurred. TSYS' revenues from Bank One were approximately 4.6% of TSYS' total revenues for the first three months of 2004.

On January 14, 2004, J.P. Morgan Chase & Co. (JPM) and Bank One announced that they have agreed to merge. Based on discussions with executive management of Bank One after the merger announcement by JPM and Bank One, TSYS and Bank One are proceeding with their efforts to complete the Bank One conversion according to schedule. However, there are no assurances that the Bank One conversion will be completed on schedule or that Bank One and JPM may not elect to terminate the Bank One agreement with TSYS prior to the conversion. The impact of the transaction between Bank One and JPM on the financial position, results of operations and cash flows of TSYS cannot be determined at this time.

In October 2003, Circuit City Stores, Inc. announced that it had sold its Visa and MasterCard portfolio, which includes credit card receivables and related cash reserves to FleetBoston Financial. On January 20, 2004, Circuit City announced an agreement to sell its private-label credit card business to Bank One. TSYS has a long-term agreement with Circuit City Stores until April 2006. TSYS' revenues from Circuit City were approximately 2.7% of TSYS' revenues for the three months ended March 31, 2004. The impact of the transactions between Circuit City and FleetBoston Financial and Circuit City and Bank One on the financial position, results of operations and cash flows of TSYS cannot be determined at this time.

TSYS provides processing services to its clients worldwide and plans to continue to expand its service offerings internationally in the future.

Total revenues from clients based in Mexico were $3.0 million for the first three months of 2004, a 62.9% decrease compared to the $8.0 million for the same period last year. During 2003, the Company's largest client in Mexico notified TSYS that it would be utilizing its internal global platform and deconverted in the fourth quarter of 2003. This client represented approximately 70% of TSYS' revenues from Mexico. Another Mexican client notified TSYS of its intentions to deconvert in mid-2004. This client represented approximately 21% of TSYS' revenues from Mexico prior to the deconversion of TSYS' largest client in Mexico. As a result, management expects that electronic payment processing revenues for 2004 from Mexico will decrease significantly when compared to electronic payment processing revenues from Mexico for 2003.

TSYS' electronic payment processing services revenues are also impacted by the use of optional value added products and services of TSYS' processing systems.

For the three months ended March 31, 2004 and 2003, value added products and services represented 13.7% and 14.1%, respectively, of TSYS' revenues. Revenues from these products and services, which include some reimbursable items paid to third-party vendors, increased

10.1%, or $3.6 million, for the three months ended March 31, 2004 compared to the same period last year.

Revenues associated with ProCard are included in electronic payment processing services. These services include providing customized, Internet, Intranet and client/server software solutions for commercial card management programs. Revenues from these services increased 24.3% to $6.2 million for the three months ended March 31, 2004, compared to $5.0 million for the same period last year.

Other Transaction Processing Services Revenue
Other transaction processing services revenue increased $13.9 million or 55.7% for the first quarter of 2004 compared to the first quarter of 2003. The increase was primarily a result of increased debt collection services performed by TSYS Total Debt Management, Inc. as well as $4.8 million in revenues from Enhancement Services Corporation (ESC). TSYS acquired ESC on April 28, 2003.

Major Customers
A significant amount of TSYS' revenues is derived from long-term contracts with large clients, including certain major customers. For the three months ended March 31, 2004, TSYS had two major customers, which accounted for approximately 28.2%, or $80.4 million, of TSYS' revenues. For the three months ended March 31, 2003, TSYS had two major customers that accounted for 29.9%, or $75.3 million, of TSYS revenues. The loss of one of TSYS' major customers, or other significant clients, could have a material adverse effect on TSYS' financial position, results of operations, and cash flows.

Equity in Income from Joint Ventures
TSYS' share of income from its equity in joint ventures was $5.6 million and $4.2 million for the three months ended March 31, 2004 and 2003, respectively. The increase for the quarter is attributable to the increase in Vital's operating results as a result of increased volumes. These amounts are reflected as a component of other non-interest income in the accompanying consolidated statements of income.

Non-Interest Expense

For the three months ended March 31, 2004, total non-interest expense increased $53.3 million, or 15.7%. Total non-interest expense excluding reimbursable items for the three months ended March 31, 2004 increased $51.4 million, or 18.2%, over the same period in 2003. Management analyzes non-interest expense in two separate components: Financial Services and Transaction Processing Services.

The following table summarizes non-interest expense for the three months ended March 31, 2004 and 2003.

                                                            Three months ended              Three months ended
(In thousands)                                               March 31, 2004(*)              March 31, 2003(*)
--------------------------------------------------------------------------------------------------------------------
                                                                       Transaction                    Transaction
                                                        Financial      Processing      Financial      Processing
                                                         Services       Services        Services       Services
                                                       ------------- ---------------- ------------- ----------------
Salaries and other personnel expenses               $        96,999           89,786        81,096           77,772
Net occupancy and equipment expenses                         19,691           58,699        17,917           51,620
Other non-interest expense                                   39,254           32,666        36,791           20,319
Reimbursable items                                               --           60,632            --           58,474
                                                       ------------- ---------------- ------------- ----------------
Total non-interest expense                          $       155,944          241,783       135,804          208,185
                                                       ============= ================ ============= ================

(*) The added totals are greater than the consolidated totals due to inter-segment balances which are eliminated in consolidation.

Financial Services:

Total non-interest expense for the Financial Services segment during the first three months of 2004 increased $20.1 million or 14.8% compared to the same period a year ago. Significant items which impacted the growth in non-interest expense include acquisitions and higher levels of incentive pay expenses in 2004. Acquisitions accounted for $5.6 million of the increase. Additionally, the current quarter reflects incentive pay that is $7.0 million higher than in the first quarter of 2003. Excluding the impact of acquisitions and incentive pay, the non-interest expense increase over the first quarter of 2003 was 5.3%. Non-interest expense growth continues to be primarily in the sales and production areas of the highest growth banking markets.

Total full time equivalent (FTE) employees at March 31, 2004 were 6,030 up 97 or 1.6% from March 31, 2003. Compared to December 31, 2003, and excluding the impact of acquisitions and divestitures, total FTE's decreased by 24.

Transaction Processing Services:

Total non-interest expense increased 16.1% for the three months ended March 31, 2004, compared to the same period in 2003. Excluding reimbursable items, total non-interest expense increased 21.0% for the three months ended March 31, 2004, compared to the same period in 2003.The increases are due to changes in each of the expense categories as described below.

Salaries and other personnel expenses increased $12.0 million, or 15.5%, for the three months ended March 31, 2004, compared to the same period in 2003. The change in employment expenses is associated with the growth in the number of employees, normal salary increases and related benefits, as well as lower levels of employment costs categorized as software development and contract acquisition costs. These increases were offset during the quarter with a reduction in the accrual for performance-based incentive benefits. The average number of employees in the first quarter of 2004 was 5,617, which increased 5.9% compared to 5,305 in the same period in 2003. During the second quarter of 2003, TSYS added approximately 220 employees associated with the ESC acquisition and the creation of a wholly-owned subsidiary named TSYS Technology Center, Inc. (TTC) in Boise, Idaho. Initially employing 77 team members, the TTC team members will support technology efforts throughout TSYS, including government services, customer care, programming, and systems development.

For the three months ended March 31, 2004, net occupancy and equipment expense increased $7.1 million, or 13.7%, over the same period in 2003. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved to a large extent through operating leases. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, decreased approximately $0.4 million for the three months ended March 31, 2004 compared to the same period in 2003. Depreciation and amortization increased $1.6 million during the three months ended March 31, 2004 compared to the same period in 2003. Repairs and maintenance expenses increased $4.1 million for the first three months of 2004, compared to the same period last year.

Other non-interest expense for the three months ended March 31, 2004 increased $12.3 million, or 60.8% as compared to the same period in 2003. Other non-interest expense includes, among other things, amortization of conversion costs, professional advisory fees, and court costs associated with TSYS' debt collection business. TSYS' amortization of conversion costs increased $1.4 million for the three months ended March 31, 2004, as compared to the same period last year. As a result of a new debt-collection agreement with an existing client signed in the third quarter of 2003, TSYS recognized $9.8 million of attorney court costs and commissions in other non-interest expense which TSYS expects to recover in future periods. TSYS anticipates that these debt collection costs will continue.

Other non-interest expense also includes charges for processing errors, contractual commitments, and bad debt expense. TSYS' evaluation of the adequacy of its transaction processing reserves and allowance for doubtful accounts are based on a formal analysis which assesses the probability of losses related to contractual contingencies, processing errors, and uncollectible accounts. Increases and decreases in transaction processing provisions and charges for bad debt expense are reflected in other non-interest expense. For the three months ended March 31, 2004, TSYS' transaction processing expenses increased $0.7 million compared to the same period in 2003.

Income Tax Expense

For the first quarter of 2004, income tax expense was $60.4 million compared to $50.5 million for the first quarter of 2003. The effective tax rate for the first three months of 2004 was 36.7%, compared to 36.0% for the same period in 2003.

Legal Proceedings

TSYS has received notification from the United States Attorneys' Office for the Northern District of California that the United States Department of Justice is investigating whether the Company and/or one of its large credit card processing clients violated the False Claims Act, 31 U.S.C. ss.ss.3729-33, in connection with mailings made on behalf of the client from July 1997 through November 2001. Although the exact scope of the investigation is not clear, TSYS believes that the subject matter of the investigation relates to the U.S. Postal Service's Move Update Requirements. In general, the Postal Service's Move Update Requirements are designed to reduce the volume of mail that is returned to sender as undeliverable as addressed. In effect, these requirements provide, among other things, various procedures that may be utilized to maintain the accuracy of mailing lists in exchange for discounts on postal rates. TSYS has received a subpoena from the Office of the Inspector General of the U.S. Postal Service, and has produced documents responsive to the subpoena, and expects to provide further documentation to the government in connection with this investigation. TSYS intends to fully cooperate with the Department of Justice in the investigation and there can be no assurance as to the timing or outcome of the investigation, including whether the investigation will result in any criminal or civil fines, penalties, judgments or treble damage or other claims against TSYS. TSYS is not in a position to estimate whether or not any loss may arise out of this investigation. As a result, no reserve or accrual has been recorded in TSYS' financial statements relating to this matter.

2004 Earnings Outlook

         Synovus expects its earnings per share growth for 2004 to be within the 8-10% range, based in part upon the following assumptions:
         * Continued improvement in credit quality, resulting in a net charge-off ratio of approximately 0.30% for the year and a non-performing assets ratio in the 0.45-0.55% range by year end.
         * The net interest margin will remain stable in a flat rate environment.
         *        Loan growth of 10-12%.
         *        TSYS' net income growth of 5% to 7%.

Share Repurchase Plan

         On April 14, 2003, the Synovus board of directors approved a $200 million share repurchase plan. Through March 31, 2004, 5.5 million shares have been purchased under this plan at a total cost of $112.7 million (there were no share repurchases under this plan during the first quarter of 2004). Consistent with the expectation at the inception of the plan, Synovus repurchased one-half of the total authorization during the first 90 days after the plan was approved. The pace of future repurchases under this two-year plan will depend on various factors including price, market conditions, acquisitions, and the general financial position of Synovus.

Forward-Looking Statements

         Certain statements contained in this filing which are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act (the "Act"). These forward-looking statements include, among others, statements regarding any matter that might arise out of the United States Department of Justice's investigation of TSYS; management's belief with respect to the net charge-off ratio for the year; management's belief with respect to the impact of the resolution of certain loan delinquencies on nonperforming assets and the inclusion of all material loans in which doubt exists as to collectibility in nonperforming assets; TSYS' belief with respect to its current market share and its growth opportunities; and Synovus' expected growth in earnings per share for 2004 and the assumptions underlying such statements, including, with respect to Synovus' expected increase in earnings per share for 2004; continued improvement in credit quality, resulting in a net charge-off ratio of approximately 0.30% for the year and a non-performing assets ratio in the 0.45-0.55% range by year end; a stable net interest margin in a flat rate environment; loan growth of 10-12% in 2004; and TSYS net income growth for 2004 within the 5-7% range. In addition, certain statements in future filings by Synovus with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, efficiency ratios and other financial terms; (ii) statements of plans and objectives of Synovus or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

         Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this filing. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to: (i) Synovus' inability to achieve a net charge-off ratio of 0.30%, a non-performing assets ratio in the 0.45-0.55% range by year end 2004, a stable net interest margin for 2004 and loan growth of 10-12% in 2004; (ii) TSYS' inability to achieve its net income goals for 2004; (iii) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (iv) the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board; (v) inflation, interest rate, market and monetary fluctuations;
(vi) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (vii) changes in consumer spending, borrowing, and saving habits; (viii) technological changes are more difficult or expensive than anticipated; (ix) acquisitions are more difficult to integrate than anticipated; (x) the ability to increase market share and control expenses; (xi) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) with which Synovus and its subsidiaries must comply; (xii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies; (xiii) changes in Synovus' organization, compensation, and benefit plans; (xiv) the costs and effects of litigation or adverse facts and developments related thereto; (xv) a deterioration in credit quality or a reduced demand for credit; (xvi) Synovus' inability to successfully manage any impact from slowing economic conditions or consumer spending; (xvii) the occurrence of catastrophic events that could impact Synovus or TSYS or its major customers' operating facilities, communication systems and technology or that have a material negative impact on current economic conditions or levels of consumer spending; (xviii) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection; (xix) hostilities increase in the Middle East or elsewhere; and (xx) the success of Synovus at managing the risks involved in the foregoing.

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

                            ITEM 3 - QUANTITATIVE AND
                          QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK

During the first quarter of 2004, Synovus continued to maintain an asset sensitive interest rate risk position which would be expected to have a beneficial impact on net interest income in a rising interest rate environment. This position is being maintained due to market expectations of an eventual rise in short term interest rates. Synovus has held this rate sensitivity position at approximately the same level as measured at December 31, 2003. Synovus has sought to limit any further significant increases in its asset sensitivity, primarily through closely matching the interest rate characteristics of both its earning asset and funding growth.

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

Synovus models its baseline net interest income forecast assuming an unchanged or flat interest rate environment. Synovus has modeled the impact of a gradual increase and decrease in short-term rates of 100 basis points to determine the sensitivity of net interest income for the next twelve months. In the gradual 100 basis point decrease scenario, net interest income is expected to decrease by approximately 2.7%, as compared to an unchanged interest rate environment. In the gradual 100 basis point increase scenario, net interest income is expected to increase by approximately 2.1%, as compared to an unchanged interest rate environment. While these estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions and their impact on loan and deposit pricing would be expected to have a significant impact on the realized level of net interest income. Actual realized balance sheet growth and mix would also impact the realized level of net interest income.

                        ITEM 4 - CONTROLS AND PROCEDURES

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, these officers have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Synovus (including its consolidated subsidiaries) required to be included in our periodic SEC filings. No change in Synovus' internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

           ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER
                         PURCHASES OF EQUITY SECURITIES

         On April 14, 2003, the Synovus board of directors approved a $200 million share repurchase plan. Through March 31, 2004, 5.5 million shares have been purchased under this plan at a total cost of $112.7 million (there were no share repurchases under this plan during the first quarter of 2004). Consistent with the expectation at the inception of the plan, Synovus repurchased one-half of the total authorization during the first 90 days after the plan was approved. The pace of future repurchases under this two-year plan will depend on various factors including price, market conditions, acquisitions, and the general financial position of Synovus.

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)       Exhibits


     (31.1)  Certification of Chief Executive Officer

     (31.2)  Certification of Chief Financial Officer

     (32)    Certification of Periodic Report


 (b) Reports on Form 8-K

         The following report on Form 8-K was filed during the first quarter of 2004.

                  The report filed on January 21, 2004, included the following event:

         On January 21, 2004, Synovus issued a press release and held an investor call and webcast with respect to its earnings for the year ended December 31, 2003.

         The following report on Form 8-K was filed subsequent to the first quarter of 2004.

                  The report filed on April 19, 2004, included the following event:

         On April 19, 2004, Synovus issued a press release and held an investor conference call and webcast with respect to its first quarter 2004 earnings.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SYNOVUS FINANCIAL CORP.


 Date:  May 6, 2004                            BY: /s/ Thomas J. Prescott
        -----------                                ----------------------
                                                Thomas J. Prescott
                                                Executive Vice President and
                                                Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit Number        Description
-------------         -----------------
31.1                  Certification of Chief Executive Officer

31.2                  Certification of Chief Financial Officer

32                    Certification of Periodic Report