Form 10-Q
period 2004-06-30
SYNOVUS FINANCIAL CORP
filed 2004-08-06
CIK 18349

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 2004
                         Commission File Number 1-10312



                             SYNOVUS FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)


GEORGIA                                        58-1134883
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                           1111 Bay Avenue, Suite #500
                                  P. O. Box 120
                             Columbus, Georgia 31902
                    (Address of principal executive offices)


                                 (706) 649-2401
              (Registrants' telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days               YES X              NO

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).     YES X              NO

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

      Class                                                July 31, 2004
----------------------------                             ------------------
Common Stock, $1.00 Par Value                             309,403,049 shares

                         PART I. FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS



                            SYNOVUS FINANCIAL CORP.

                                      INDEX

                                                                                               Page
Part I.           Financial Information:                                                      Number
                                                                                              ------

     Item 1.      Unaudited Financial Statements

                  Consolidated Balance Sheets
                  June 30, 2004 and December 31, 2003                                           3

                  Consolidated Statements of Income
                  Six and Three Months Ended June 30, 2004 and 2003                             4

                  Consolidated Statements of Cash Flows
                  Six months Ended June 30, 2004 and 2003                                       5

                  Notes to Consolidated Financial Statements                                    6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          15

     Item 3.       Quantitative and Qualitative Disclosures About Market Risk                  36

     Item 4.      Controls and Procedures                                                      37

Part II.          Other Information:

     Item 2.      Changes in Securities, Use of Proceeds and Issuer Purchases
                  of Equity Securities                                                         38

      Item 4.     Submission of Matters to a Vote of Security Holders                          39

     Item 6.       Exhibits and Reports on Form 8-K                                            40


Signature Page                                                                                 41

Exhibit Index                                                                                  42


                  (31.1)   Certification of Chief Executive Officer
                  (31.2)   Certification of Chief Financial Officer
                  (32)      Certification of Periodic Report

                            SYNOVUS FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                                (unaudited)

                                                                                June 30,             December 31,
(In thousands, except share and per share data)                                   2004                   2003
                                                                            --------------         ---------------
ASSETS
Cash and due from banks                                                    $       756,534                696,030
Interest earning deposits with banks                                                 4,134                  4,423
Federal funds sold and securities purchased under resale agreements                182,414                172,922
Mortgage loans held for sale                                                       160,507                133,306
Investment securities available for sale                                         2,604,799              2,529,257

Loans, net of unearned income                                                   18,075,007             16,464,914
Allowance for loan losses                                                         (248,585)              (226,059)
                                                                           ---------------        ---------------
      Loans, net                                                                17,826,422             16,238,855
                                                                           ---------------        ---------------
Premises and equipment, net                                                        861,815                791,439
Contract acquisition costs and computer software, net                              360,561                383,562
Goodwill, net                                                                      381,059                248,868
Other intangible assets, net                                                        35,808                 33,970
Other assets                                                                       386,163                399,997
                                                                           ---------------        ---------------
      Total assets                                                         $    23,560,216             21,632,629
                                                                           ===============        ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Non-interest bearing                                                    $     3,148,562              2,833,567
   Interest bearing                                                             14,342,194             13,108,042
                                                                           ---------------        ---------------
      Total deposits                                                            17,490,756             15,941,609
Federal funds purchased and securities sold under repurchase agreements          1,325,692              1,354,887
Long-term debt                                                                   1,732,490              1,575,777
Billings in excess of costs and profit on uncompleted contracts                      1,407                 17,573
Other liabilities                                                                  370,509                355,906
                                                                           ---------------        ---------------
      Total liabilities                                                         20,920,854             19,245,752
                                                                           ---------------        ---------------
Minority interest in consolidated subsidiaries                                     153,265                141,838

Shareholders' equity:
   Common stock - $1.00 par value; Authorized 600,000,000 shares; issued
      314,638,104 in 2004 and 307,748,133 in 2003; outstanding
      308,976,481 in 2004 and 302,090,128 in 2003                                  314,638                307,748
   Surplus                                                                         612,343                442,931
   Treasury stock - 5,661,623 shares in 2004 and 5,658,005 shares in 2003         (113,986)              (113,940)
   Unearned compensation                                                              (186)                  (266)
   Accumulated other comprehensive income (loss)                                    (8,704)                29,509
   Retained earnings                                                             1,681,992              1,579,057
                                                                           ---------------        ---------------
      Total shareholders' equity                                                 2,486,097              2,245,039
                                                                           ---------------        ---------------
      Total liabilities and shareholders' equity                           $    23,560,216             21,632,629
                                                                           ===============        ===============

See accompanying Notes to Consolidated Financial Statements.

                            SYNOVUS FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                         Six Months Ended              Three Months Ended
                                                              June 30,                      June 30,
                                                    --------------------------       -----------------------
(In thousands, except per share data)                    2004          2003            2004          2003
                                                    ------------     ---------       ---------     ---------
Interest income:
   Loans, including fees                            $    493,302       473,194         250,446       242,344
   Investment securities                                  49,389        49,251          24,442        23,950
   Mortgage loans held for sale                            3,363         7,190           1,956         3,996
   Federal funds sold and securities purchased
      under resale agreements                                894           849             418           445
   Interest earning deposits with banks                        9            15               4             7
                                                    ------------     ---------       ---------     ---------
      Total interest income                              546,957       530,499         277,266       270,742
                                                    ------------     ---------       ---------     ---------
Interest expense:
   Deposits                                               96,109       115,804          48,147        58,072
   Federal funds purchased and securities sold
      under repurchase agreements                          7,435         6,504           3,780         2,786
   Long-term debt                                         30,203        35,671          14,877        18,947
                                                    ------------     ---------       ---------     ---------
      Total interest expense                             133,747       157,979          66,804        79,805
                                                    ------------     ---------       ---------     ---------
      Net interest income                                413,210       372,520         210,462       190,937
Provision for losses on loans                             33,272        36,869          17,548        16,565
                                                    ------------     ---------       ---------     ---------
      Net interest income after provision
         for losses on loans                             379,938       335,651         192,914       174,372
                                                    ------------     ---------       ---------     ---------
Non-interest income:
   Electronic payment processing services                377,538       342,326         192,738       175,698
   Other transaction processing services revenue          78,694        50,808          39,696        25,755
   Service charges on deposit accounts                    59,620        51,167          31,188        26,484
   Fees for trust services                                15,998        14,736           7,907         8,084
   Brokerage revenue                                      11,375         9,770           5,616         4,833
   Mortgage banking income                                12,666        33,970           5,772        18,282
   Credit card fees                                       13,549        12,007           7,509         6,297
   Securities gains (losses), net                            (65)          581                           521
   Other fee income                                       14,122        11,296           7,202         5,571
   Other non-interest income                              48,695        26,781          17,919        15,136
                                                    ------------     ---------       ---------     ---------
Non-interest income before reimbursable items            632,192       553,442         315,547       286,661
   Reimbursable items                                    116,190       113,112          55,745        54,638
                                                    ------------     ---------       ---------     ---------
      Total non-interest income                          748,382       666,554         371,292       341,299
                                                    ------------     ---------       ---------     ---------
Non-interest expense:
   Salaries and other personnel expense                  361,586       333,566         174,955       174,925
   Net occupancy and equipment expense                   164,577       138,583          86,187        69,046
   Other non-interest expense                            142,222       111,404          74,365        58,065
                                                    ------------     ---------       ---------     ---------
Non-interest expense before reimbursable item            668,385       583,553         335,507       302,036
   Reimbursable items                                    116,190       113,112          55,745        54,638
                                                    ------------     ---------       ---------     ---------
      Total non-interest expense                         784,575       696,665         391,252       356,674
                                                    ------------     ---------       ---------     ---------

Minority interest in subsidiaries' net income             13,101        12,673           6,852         6,529

      Income before income taxes                         330,644       292,867         166,102       152,468
Income tax expense                                       121,341       106,581          60,961        56,101
                                                    ------------     ---------       ---------     ---------
      Net income                                    $    209,303       186,286         105,141        96,367
                                                    ============     =========       =========     =========

Net income per share:
   Basic                                            $       0.69          0.62            0.34          0.32
                                                    ============     =========       =========     =========
   Diluted                                                  0.68          0.61            0.34          0.32
                                                    ============     =========       =========     =========

Weighted average shares outstanding:
   Basic                                                 304,912       302,423         306,180       302,776
                                                    ============     =========       =========     =========
   Diluted                                               307,835       306,529         308,857       305,015
                                                    ============     =========       =========     =========

Dividends declared per share                        $       0.35          0.33            0.17          0.17
                                                    ============     =========       =========     =========

See accompanying Notes to Consolidated Financial Statements.

                            SYNOVUS FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                -------------------------------
(In thousands)                                                                          2004           2003
                                                                                ----------------  -------------
Cash flows from operating activities:
    Net Income                                                                  $        209,303        186,286
    Adjustments to reconcile net income to net cash provided by operating activities:
            Provision for losses on loans                                                 33,272         36,869
            Depreciation, amortization, and accretion, net                                75,928         57,072
            Increase in interest receivable                                               (3,231)        (2,042)
            (Decrease) increase in interest payable                                       (6,932)         1,559
            Minority interest in subsidiaries' net income                                 13,101         12,673
            Increase in mortgage loans held for sale                                     (27,201)      (116,941)
            (Decrease) increase in billings in excess of costs
                  and profit on uncompleted contracts                                    (16,166)        28,473
            Gain on sale of banking locations                                            (15,849)             -
            Impairment of developed software                                              10,059              -
            Other, net                                                                    41,783         13,121
                                                                                ----------------  -------------
                  Net cash provided by operating activities                              314,067        217,070
                                                                                ----------------  -------------
Cash flows from investing activities:
    Net cash paid for acquisitions                                                        (2,749)       (66,419)
    Net decrease in interest earning deposits with banks                                      89            526
    Net increase in federal funds sold
        and securities purchased under resale agreements                                 (12,487)       (14,599)
    Proceeds from maturities and principal collections of
        investment securities available for sale                                         981,374        822,869
    Proceeds from sales of investment securities available for sale                       22,221         84,014
    Purchases of investment securities available for sale                             (1,023,160)      (939,818)
    Net cash received on sale of banking locations                                        25,069              -
    Net increase in loans                                                             (1,210,800)      (763,278)
    Purchases of premises and equipment                                                  (64,234)      (169,422)
    Proceeds from disposals of premises and equipment                                      1,379            868
    Contract acquisition costs                                                            (3,283)       (13,379)
    Additions to licensed computer software from vendors                                 (14,001)       (20,000)
    Additions to internally developed computer software                                   (3,703)        (9,033)
                                                                                ----------------  -------------
                  Net cash used by investing activities                               (1,304,285)    (1,087,671)
                                                                                ----------------  -------------
Cash flows from financing activities:
    Net increase in demand and savings deposits                                          920,413        796,959
    Net increase in certificates of deposit                                              185,552        208,544
    Net decrease in federal funds purchased
        and securities sold under repurchase agreements                                  (74,618)      (312,764)
    Principal repayments on long-term debt                                              (198,540)       (36,338)
    Proceeds from issuance of long-term debt                                             307,989        462,450
    Dividends paid to shareholders                                                      (103,432)       (94,691)
    Proceeds from issuance of common stock                                                13,358         11,046
    Treasury stock purchased                                                                 -         (100,798)
                                                                                ----------------  -------------
                  Net cash provided by financing activities                            1,050,722        934,408
                                                                                ----------------  -------------
Increase in cash and due from banks                                                       60,504         63,807
Cash and due from banks at beginning of period                                           696,030        741,092
                                                                                ----------------  -------------
Cash and due from banks at end of period                                        $        756,534        804,899
                                                                                ================  =============

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

Note 2 - Supplemental Cash Flow Information
-------------------------------------------

For the six months ended June 30, 2004 and 2003, Synovus paid income taxes (net of refunds received) of $87.8 million and $85.6 million, respectively. For the six months ended June 30, 2004 and 2003, Synovus paid interest of $139.5 million and $154.5 million, respectively.

Noncash investing activities consisted of loans of approximately $5.3 million and $10.6 million, which were foreclosed and transferred to other real estate during the six months ended June 30, 2004 and 2003, respectively. The more significant non-cash items for the six months ended June 30, 2004 related to the acquisitions of Peoples Florida Banking Corporation and Trust One Bank and consist of $498.8 million in net loans, $132.3 million in investment securities available for sale, and $545.6 million in deposits. The more significant non-cash items for the six months ended June 30, 2003 related to the acquisitions of United Financial Holdings, Inc. and FNB Newton Bancshares, Inc. and consist of $620.1 million in net loans, $64.3 million in investment securities available for sale, and $690.2 million in deposits.

Note 3 - Comprehensive Income
-----------------------------

Other comprehensive income (loss) consists of net unrealized gains (losses) on securities available for sale, net unrealized gains (losses) on cash flow hedges, and foreign currency translation adjustments. Comprehensive income consists of net income plus other comprehensive income (loss). Comprehensive income for the six months ended June 30, 2004 and 2003 was $171.1 million and $186.4 million, respectively. For the three months ended June 30, 2004 and 2003, comprehensive income was $59.0 million and $102.1 million, respectively.


Note 4 - Stock-Based Compensation
---------------------------------

Synovus accounts for its fixed stock-based compensation in accordance with the provisions set forth in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In accordance with APB Opinion No. 25, compensation expense is recorded on the grant date only to the extent that the current market price of the underlying stock exceeds the exercise price on the grant date.

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value based method of accounting for stock-based compensation plans. As allowed by SFAS No. 123, Synovus has elected to apply the accounting method prescribed under APB Opinion No. 25, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

If Synovus had determined compensation expense based on the fair value at the grant date for its stock options granted under SFAS No. 123, net income and earnings per share for the three and six months ended June 30, 2004 and 2003 would have been reduced to the pro forma amounts indicated in the following tables.

For the six months ended June 30, 2004 and 2003:

-------------------------------------------------------------------------------------------------------------------

 (In thousands, except per share data)                                                2004              2003
-------------------------------------------------------------------------------------------------------------------
Net income as reported                                                          $        209,303           186,286
Total stock-based employee compensation expense  determined under fair value based method for all awards, net of related tax effects
                                                                                         (6,114)           (6,703)
                                                                                 ---------------- -----------------
Net income - pro forma                                                          $        203,189           179,583
                                                                                 ================ =================
Earnings per share:
Basic - as reported                                                             $           0.69              0.62
Basic - pro forma                                                                           0.67              0.59
Diluted - as reported                                                                       0.68              0.61
Diluted - pro forma                                                                         0.66              0.59
-------------------------------------------------------------------------------------------------------------------


For the three months ended June 30, 2004 and 2003:

-------------------------------------------------------------------------------------------------------------------

 (In thousands, except per share data)                                                2004              2003
-------------------------------------------------------------------------------------------------------------------
Net income as reported                                                          $        105,141            96,367
Total stock-based employee compensation expense  determined under fair value based method for all awards, net of related tax effects
                                                                                         (2,930)           (3,467)
                                                                                 ---------------- -----------------
Net income - pro forma                                                          $        102,211            92,900
                                                                                 ================ =================
Earnings per share:
Basic - as reported                                                             $           0.34              0.32
Basic - pro forma                                                                           0.33              0.31
Diluted - as reported                                                                       0.34              0.32
Diluted - pro forma                                                                         0.33              0.30
-------------------------------------------------------------------------------------------------------------------

Note 5 - Business Combinations
------------------------------

On June 1, 2004, Synovus acquired all the issued and outstanding common shares of Trust One Bank (Trust One) in Memphis, Tennessee, a $423.5 million asset bank with a net book value of approximately $34.4 million. Trust One has six branches serving east Shelby County, Tennessee, which includes Germantown, Cordova, Collierville and east Memphis. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Trust One have been included in the consolidated financial statements beginning June 1, 2004.

The aggregate purchase price was $110.9 million, consisting of 3,841,302 shares of Synovus common stock valued at $107.7 million, approximately $3,000 in cash, and stock options valued at $3.2 million. The value of the common stock issued was determined based on the average market price of Synovus' common stock over the 2-day period before and after the terms of the acquisition were agreed to and announced. The fair value of the stock options was determined based on the Black-Scholes option pricing model.

Synovus has not yet completed the allocation of the purchase price of this acquisition to the respective assets acquired and liabilities assumed. It is expected that such purchase price allocation will be completed in the third quarter and result in the majority of the excess purchase price being recorded as goodwill. Such amount is approximately $78.6 million and has been included in goodwill as of June 30, 2004.

On January 30, 2004, Synovus acquired all the issued and outstanding common shares of Peoples Florida Banking Corporation (Peoples Bank), the parent company of Peoples Bank, headquartered in Palm Harbor, Florida. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Peoples Bank have been included in the consolidated financial statements beginning February 1, 2004.

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

Of the $58.9 million of acquired intangible assets, $53.6 million was allocated to goodwill. The goodwill will not be deductible for tax purposes. The identifiable intangible asset consists of the core deposit premium, which has an estimated fair value of $5.3 million and a weighted average useful life of 10 years.

The purchase price allocation has been preliminarily determined as follows:

         -----------------------------------------------------------------------------------
         (In thousands)                                                 At January 31, 2004
         -----------------------------------------------------------------------------------
         Cash and due from banks                                       $             15,449
         Investments                                                                 47,844
         Federal funds sold                                                           3,454
         Loans, net                                                                 185,931
         Premises and equipment                                                       8,274
         Core deposit premium                                                         5,349
         Goodwill                                                                    53,563
         Other assets                                                                 4,125
                                                                      ----------------------
              Total assets acquired                                                 323,989
                                                                      ----------------------
         Deposits                                                                   199,979
         Federal funds purchased                                                     28,765
         Notes payable                                                               15,237
         Other liabilities                                                            1,608
                                                                      ----------------------
              Total liabilities assumed                                             245,589
                                                                      ----------------------
                   Net assets acquired                                 $             78,400
                                                                      ======================

Proforma information related to the impact of these acquisitions on Synovus' consolidated financial statements, assuming such acquisitions had occurred at the beginning of the periods reported, is not presented as such impact is not significant.

Note 6 - Operating Segments
---------------------------

Synovus has two reportable segments: Financial Services and TSYS. The Financial Services segment provides financial services including banking, financial management, insurance, mortgage and leasing services through 40 affiliate banks and other Synovus offices in Georgia, Alabama, South Carolina, Florida, and Tennessee. Through online accounting and electronic payment processing systems, TSYS provides electronic payment processing services and other related services to card-issuing institutions in the United States, Mexico, Canada, Honduras, Europe, and the Caribbean. The significant accounting policies of the segments are described in the summary of significant accounting policies in the 2003 annual report previously filed on Form 10-K. All inter-segment services provided are charged at the same rates as those charged to unaffiliated customers. Such services are included in the results of operations of the respective segments and are eliminated to arrive at consolidated totals.

Segment information as of and for the six months ended June 30, 2004 and 2003 is presented in the following table:

Six months ended June 30, 2004 and 2003

--------------------------------------------------------------------------------------------------------------------------
                                                           Financial
(In thousands)                                             Services        TSYS (a)      Eliminations      Consolidated
--------------------------------------------------------------------------------------------------------------------------
Interest income                                2004           $546,956            376        (375)  (b)        $  546,957
                                               2003            530,508            592        (601)  (b)           530,499
--------------------------------------------------------------------------------------------------------------------------
Interest expense                               2004            134,054             68        (375)  (b)           133,747
                                               2003            158,550             30        (601)  (b)           157,979
--------------------------------------------------------------------------------------------------------------------------
Net interest income                            2004            412,902            308            -                413,210
                                               2003            371,958            562            -                372,520
--------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                      2004             33,272              -            -                 33,272
                                               2003             36,869              -            -                 36,869
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision            2004            379,630            308            -                379,938
     for loan losses                           2003            335,089            562            -                335,651
--------------------------------------------------------------------------------------------------------------------------
Total non-interest income                      2004            169,821        587,702      (9,141)  (c)           748,382
                                               2003            153,917        520,491      (7,854)  (c)           666,554
--------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                     2004            309,542        484,174      (9,141)  (c)           784,575
                                               2003            283,391        421,128      (7,854)  (c)           696,665
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                     2004            239,909        103,836     (13,101)  (d)           330,644
                                               2003            205,615         99,925     (12,673)  (d)           292,867
--------------------------------------------------------------------------------------------------------------------------
Income tax expense                             2004             86,112         35,229            -                121,341
                                               2003             72,959         33,622            -                106,581
--------------------------------------------------------------------------------------------------------------------------
Net income                                     2004            153,797         68,607     (13,101)  (d)           209,303
                                               2003            132,656         66,303     (12,673)  (d)           186,286
--------------------------------------------------------------------------------------------------------------------------
Total assets                                   2004         22,627,410      1,030,839     (98,033)  (e)        23,560,216
                                               2003         20,212,311        882,819     (30,643)  (e)        21,064,487
--------------------------------------------------------------------------------------------------------------------------

Segment information as of and for the three months ended June 30, 2004 and 2003 is presented in the following table:

Three months ended June 30, 2004 and 2003

--------------------------------------------------------------------------------------------------------------------------
                                                           Financial
(In thousands)                                             Services        TSYS (a)      Eliminations      Consolidated
--------------------------------------------------------------------------------------------------------------------------
Interest income                                2004          $ 277,266            172        (172)  (b)        $  277,266
                                               2003            270,751            252        (261)  (b)           270,742
--------------------------------------------------------------------------------------------------------------------------
Interest expense                               2004             66,964             12        (172)  (b)            66,804
                                               2003             80,048             18        (261)  (b)            79,805
--------------------------------------------------------------------------------------------------------------------------
Net interest income                            2004            210,302            160            -                210,462
                                               2003            190,703            234            -                190,937
--------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                      2004             17,548              -            -                 17,548
                                               2003             16,565              -            -                 16,565
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision            2004            192,754            160            -                192,914
     for loan losses                           2003            174,138            234            -                174,372
--------------------------------------------------------------------------------------------------------------------------
Non-interest income                            2004             79,371        296,659      (4,738)  (c)           371,292
                                               2003             79,889        265,266      (3,856)  (c)           341,299
--------------------------------------------------------------------------------------------------------------------------
Non-interest expense                           2004            153,597        242,393      (4,738)  (c)           391,252
                                               2003            147,587        212,943      (3,856)  (c)           356,674
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                     2004            118,528         54,426      (6,852)  (d)           166,102
                                               2003            106,440         52,557      (6,529)  (d)           152,468
--------------------------------------------------------------------------------------------------------------------------
Income tax expense                             2004             42,486         18,475            -                 60,961
                                               2003             37,993         18,108            -                 56,101
--------------------------------------------------------------------------------------------------------------------------
Net income                                     2004             76,042         35,951      (6,852)  (d)           105,141
                                               2003             68,447         34,449      (6,529)  (d)            96,367
--------------------------------------------------------------------------------------------------------------------------
Total assets                                   2004         22,627,410      1,030,839     (98,033)  (e)        23,560,216
                                               2003         20,212,311        882,819     (30,643)  (e)        21,064,487
--------------------------------------------------------------------------------------------------------------------------

(a) Includes equity in income of joint ventures which is included in non-interest income.
(b) Primarily interest on TSYS' cash deposits with the Financial Services segment and on TSYS' line of credit with a Synovus affiliate bank.
(c) Principally, electronic payment processing services provided by TSYS to the Financial Services segment.
(d)  Minority interest in TSYS and GP Network Corporation (a TSYS subsidiary).
(e) For 2004, primarily TSYS' cash deposits with the Financial Services segment. For 2003, balance consists primarily of a TSYS loan from a Synovus banking affiliate.

Segment information for the changes in the carrying amount of goodwill for the six months ended June 30, 2004 is shown in the following table:

----------------------------------------------------------------------------------------------------------------------
                                                                  Financial
(In thousands)                                                     Services              TSYS              Total
----------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2003                           $              219,242              29,626          248,868
Goodwill acquired during period <f1>                                     132,191                   -          132,191
Impairment losses                                                              -                   -                -
                                                              ------------------- ------------------- ----------------
Balance as of June 30, 2004                               $              351,433              29,626          381,059
                                                              =================== =================== ================

<f1>  See Note 5 for information regarding goodwill relating to acquisitions completed during the six months ended June 30, 2004.

Intangible assets (excluding goodwill) as of June 30, 2004 and December 31, 2003 are presented in the table below.

----------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                June 30, 2004         December 31, 2003
----------------------------------------------------------------------------------------------------------------------
Purchased trust revenues                                    $                         3,345                     3,485
Core deposit premiums                                                                23,290                    20,380
Employment contracts / non-competition
   Agreements                                                                           327                       388
Acquired customer contracts                                                           5,837                     6,478
Intangibles associated with the acquisition
   of minority interest in TSYS                                                       2,514                     2,656
Other                                                                                   495                       583
                                                                ---------------------------- -------------------------
Total Carrying Value                                        $                        35,808                    33,970
                                                                ============================ =========================

Note 7 - Dividends per Share
----------------------------

Dividends declared per share for the quarter ended June 30, 2004 were $0.1733, up 5.0% from $0.1650 for the second quarter of 2003. For the six months ended June 30, 2004, dividends declared per share were $.3466, up 5.0% from $.3300 for the same period a year ago.

Note 8 - Derivative Instruments
-------------------------------

Synovus accounts for its derivative financial instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires recognition of all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to either accumulated other comprehensive income, current earnings, or both, as appropriate. As part of its overall interest rate risk management activities, Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risks. These derivative instruments consist primarily of commitments to sell fixed-rate mortgage loans and interest rate swaps. The interest rate lock commitments made to prospective mortgage loan customers also represent derivative instruments since it is intended that such loans will be sold.

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

A summary of interest rate swap contracts utilized for interest rate risk management at June 30, 2004 is shown in the following table.

----------------------------------------------------------------------------------------------------------------------
                                                      Weighted Average                 Unrealized
                                             ------------------------------------ ---------------------
                                                                      Maturity                               Net
                                 Notional     Receive       Pay          In                              Unrealized
(Dollars in thousands)            Amount        Rate      Rate(*)      Months      Gains     Losses         Gains
                                                                                                          (Losses)
-----------------------------------------------------------------------------------------------------------------------
Receive fixed swaps:
Fair value hedges           $       427,500       4.26%       1.30%      99           104     (10,152)       (10,048)
Cash flow hedges                    500,000       5.12%       4.25%      19           433      (3,691)        (3,258)
                                ------------                                      -------- ------------ --------------
Total                       $       927,500       4.72%       2.89%      56           537     (13,843)       (13,306)
                                ============                                      ======== ============ ==============

(*) Variable pay rate based upon contract rates in effect at June 30, 2004.

At June 30, 2004, Synovus had commitments to fund fixed-rate mortgage loans to customers in the amount of $159.0 million. The fair value of these commitments was ($343,734).

At June 30, 2004, outstanding commitments to sell fixed-rate mortgage loans amounted to approximately $211.6 million. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding commitments to originate residential mortgage loans for resale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans at June 30, 2004 was ($1.5 million).

Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the risk to Synovus. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings. As of June 30, 2004, the notional amount of customer related derivative financial instruments was $352.5 million.

Note 9 - Recent Accounting Pronouncements
-----------------------------------------

On November 13, 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This new guidance is to be applied in other-than-temporary impairment evaluations performed in reporting periods beginning after June 15, 2004. Disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Financial Accounting Standards Board (FASB) Statements No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations." The disclosure requirements for all other investments are effective in annual financial statements for fiscal years ending after June 15, 2004. Synovus anticipates that the adoption of EITF 03-1 will not have a material impact on its financial statements.

On March 31, 2004, the FASB issued an Exposure Draft titled "Share-Based Payments, an amendment of FASB Statements No. 123 and 95," that addresses accounting for equity based compensation arrangements. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and replace some of the existing requirements under FASB Statement No. 123, "Accounting for Stock-Based Compensation." The proposed statement would require that such arrangements be accounted for using the fair-value-based method of accounting and the related cost expensed over the corresponding service period. It is anticipated that the final statement will be issued in the fourth quarter of 2004 and may be effective for the first quarter of 2005. Synovus provides proforma disclosures related to stock-based compensation in
Note 4.

On March 9, 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 105 (SAB 105), "Application of Accounting Principles to Loan Commitments." SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. Synovus adopted the provisions of SAB 105 effective April 1, 2004 on a prospective basis. Upon adoption of SAB 105, Synovus modified the way in which it values its loan commitments to fund mortgage loans. The impact of the adoption of SAB 105 resulted in mortgage revenues being approximately $1.2 million less than what would have been recognized under the former method of accounting.

Note 10 - Other
---------------

Certain amounts in 2003 have been reclassified to conform to the presentation adopted in 2004.

Note 11 - Subsequent Event: Clarity Payment Solutions, Inc. Acquisition
-----------------------------------------------------------------------

On August 3, 2004, TSYS announced the acquisition of Clarity Payment Solutions, Inc. (Clarity) for $53.0 million. TSYS has started the process of completing the purchase price allocation to the respective assets acquired and liabilities assumed. It is expected that such purchase price allocation will be completed in the third quarter of 2004. Clarity is a leading provider of prepaid card solutions that utilize the Visa, MasterCard, EFT and ATM networks for Fortune 500 companies as well as domestic and international financial institutions. TSYS has merged its existing prepaid division with Clarity and has branded the combined entity as TSYS Prepaid, Inc.

                        ITEM 2 - MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Executive Summary

The following financial review provides a discussion of Synovus' financial condition, changes in financial condition, and results of operations as well as a summary of Synovus' critical accounting policies.

About Our Business
         Synovus is a diversified financial services holding company, based in Columbus, Georgia, with more than $23 billion in assets. Synovus operates two business segments: the Financial Services and the Transaction Processing Services (TSYS) segments. The Financial Services segment provides integrated financial services including banking, financial management, insurance, mortgage and leasing services through 40 decentralized affiliate banks and other Synovus offices in five southeastern states. At June 30, 2004, our affiliate banks ranged in size from $24 million to $4.7 billion in total assets. The TSYS segment provides electronic payment processing services through our 81% owned subsidiary Total System Services, Inc. (TSYS), the world's largest third party processor of international payments. Our ownership in TSYS gives us a unique business mix: for the first six months of 2004, 51% of our consolidated revenues and 27% of our net income came from TSYS.

Our Key Financial Performance Indicators
         In terms of how we measure success in our business, the following are our key financial performance indicators:

Financial Services
         * Net Interest Margin              * Credit Quality
         * Loan Growth                      * Fee Income Growth
         * Deposit Growth                   * Expense Management

TSYS
         * Revenue Growth                   * Expense Management

 2004 Financial Performance vs. 2003

Consolidated
         * Net income of $105.1 million, up 9.1% and $209.3 million, up 12.4% for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003
         * Diluted EPS of $0.34, up 7.7% and $0.68, up 11.8% for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003

Financial Services
         * Net interest margin: 4.24% for the three and six months ended
           June 30, 2004 as compared to 4.25% and 4.28% for the same periods in 2003
         * Loan growth: 14.2% increase from June 30, 2003 (11.6% excluding acquisitions and divestitures)
         * Credit quality: Ended the second quarter of 2004 in a very positive fashion:
             * Nonperforming assets ratio of .52%, down from .73%
               at June 30, 2003, and
             * Past dues over 90 days as a percentage of total loans of
               .15% compared to .20% for the second quarter of 2003, and
             * Net charge-off ratio of .22%, compared to .32% for the
               second quarter of 2003 and .19%, compared to .34% for the first six months of 2003.
             * Deposit Growth:  11.9% increase from a year ago (9.1% excluding acquisitions and divestitures).
         * Fee income growth: unchanged for the quarter and up 10.3% for the first six months of 2004 over the corresponding periods in the prior year.
         * Net overhead ratio: Improved to 1.37% from 1.39% in the second quarter of 2003 and improved to 1.31% from 1.37% for the first six months of 2003.
         * Net income growth: 11.1% and 15.9% for the three and six months ended June 30, 2004 over the corresponding periods in the prior year.


TSYS
         * Revenue growth before reimbursable items: 15.1% and 15.7% for the three and six months ended June 30, 2004 over the corresponding periods in the prior year.
         * Net income growth: 4.6% and 3.6% for the three and six months ended June 30, 2004 over the corresponding periods in the prior year.

Our financial performance for the quarter was driven by excellent credit quality and strong loan growth, along with stability in the net interest margin, while our expense management remained on track. Additionally, TSYS' financial performance was in line with expectations.

Synovus continues with its strategic market repositioning. During the six months ended June 30, 2004, we completed the acquisition of Peoples Bank in Palm Harbor, Florida and Trust One Bank in Memphis, Tennessee. We also entered the Savannah, Georgia market and opened our first de novo bank, Synovus Bank of Jacksonville, in the second quarter of 2004. Additionally, during the first quarter of 2004, we exited one market with the sale of our bank in Quincy, Florida. This transaction resulted in a $9.7 million after-tax gain recorded in the first quarter.

On July 7, 2004, TSYS and J. P. Morgan & Co. (Chase) announced that they were engaged in exclusive negotiations for TSYS to provide processing services for the combined Bank One and Chase card portfolios. Both companies expect to reach a definitive agreement in the near future. Though no definitive agreement has been signed by TSYS and Chase covering the combined portfolio and no conversion schedule has been agreed upon for the prior Chase portfolio, TSYS continues to provide processing services for the Circuit City private label portfolio for Chase and is proceeding with the scheduled conversion of the Bank One portfolio to the TSYS, with such conversion scheduled to take place in the third and fourth quarters of 2004.

Critical Accounting Policies

         The accounting and financial reporting policies of Synovus conform to accounting principles generally accepted in the United States of America and to general practices within the banking and electronic payment processing industries. Following is a description of the accounting policies applied by Synovus which are deemed "critical." In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. The application of these policies has a significant impact on Synovus' financial statements. Synovus' financial results could differ significantly if different judgments or estimates are applied in the application of these policies.

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

Revenue Recognition
         TSYS' electronic payment processing revenues are derived from long-term processing contracts with financial and nonfinancial institutions and are recognized as the services are performed. Electronic payment processing revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, and other processing services for cardholder accounts on file. Most of these contracts have prescribed annual revenue minimums. The original terms of processing contracts generally range from three to ten years in length.
         On March 3, 2003, TSYS announced that Bank One selected TSYS to upgrade its credit card processing. Under the long-term software licensing and services agreement, TSYS will provide electronic payment processing services to Bank One's credit card accounts for at least two years starting in 2004 (excluding statement and card production services), and then TSYS will license a modified version of its TS2 consumer and commercial software to Bank One under a perpetual license with a six year payment term. TSYS uses the percentage-of-completion accounting method for its agreement with Bank One and recognizes revenues in proportion to cost incurred.
         TSYS recognizes software license revenue in accordance with Statement of Position No. (SOP) 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions." For software licenses for which any services rendered are not considered essential to the functionality of the software, revenue is recognized upon delivery of the software, provided (1) there is evidence of an arrangement,
(2) collection of the fee is considered probable, (3) the fee is fixed or determinable, and (4) vendor specific objective evidence (VSOE) exists to allocate revenue to the undelivered elements of the arrangement.
         When services are considered essential to the functionality of the software licensed, revenues are recognized over the period that such services will be performed using the percentage-of-completion method in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Progress during the period services are performed is measured by the percentage of costs incurred to date to estimated total costs for each arrangement. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined. For license arrangements in which the fee is not fixed or determinable, the license revenue is recognized as payments become due.
         TSYS' other service revenues are derived from recovery collections work, bankruptcy process management, legal account management, skip tracing, commercial printing activities and customer relationship management services, such as call center activities for card activation and balance transfer requests. The contract terms for these services are generally shorter term in nature as compared with TSYS' long-term processing contracts. Revenue is recognized on these other services either on a per unit or a fixed price basis. TSYS uses the percentage-of-completion method of accounting for its fixed price contracts, and progress is measured by the percentage of costs incurred to date to estimated total costs for each arrangement. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined.

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

Balance Sheet

During the first six months of 2004, total assets increased $1.9 billion. Loans, net of unearned income, increased by $1.6 billion, mortgage loans held for sale increased by $27.2 million, and investment securities available for sale increased by $75.5 million. Goodwill increased by $132.2 million. Providing the necessary funding for the balance sheet growth during the first six months of 2004, the deposit base grew $1.5 billion, long-term debt increased $156.7 million, and shareholders' equity increased $241.1 million.

Loans

Compared to June 30, 2003, total loans grew by 14.2%. Excluding the impact of acquisitions and divestitures, year-over-year loan growth was 11.6% and sequential quarter annualized loan growth was $745 million or 17.3%.

The table on page 23 illustrates the composition of the loan portfolio (classified by loan purpose) as of June 30, 2004. The commercial real estate portfolio totals $10.3 billion, which represents 57.0% of the total loan portfolio. Loans for the purpose of financing investment properties total $3.2 billion, which is only 17.5% of the total loan portfolio, or less than one-third of the total commercial real estate portfolio. Included in the investment properties loan category is $389.3 million in loans in the Atlanta market. This amount represents 2.2% of the total loan portfolio, or 3.8% of the total commercial real estate portfolio. The primary source of repayment on investment property loans is the income from the underlying property (e.g., hotels, office buildings, shopping centers, and apartment units' rental income), with the collateral as the secondary source of repayment. Additionally, in almost all cases, these loans are made on a recourse basis, which provides another source of repayment. From an underwriting standpoint, these loans are evaluated by determining the impact of higher interest rates, as well as lower occupancy rates, on the borrower's ability to service debt.

Commercial loans for the purpose of financing 1-4 family properties represent $2.6 billion or 14.5% of the total loan portfolio, and one-fourth of the total commercial real estate portfolio. The 1-4 family properties category includes $863.2 million in loans in the Atlanta market, which is 4.7% of the total loan portfolio, or 32.9% of the 1-4 family properties category. Included in total commercial real estate loans are $3.6 billion in commercial and industrial related real estate loans. These loans are categorized as owner-occupied and other property loans on the table shown on page 23. These loans represent 20.1% of the total loan portfolio, or 35.3% of the total commercial real estate portfolio. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization (e.g., accounting; legal and medical services; retailers; manufacturers and wholesalers). These loans typically carry the personal guarantees of the principals of the business.

Commercial and industrial loans represent $4.8 billion or 26.7% of the total loan portfolio at June 30, 2004. These loans are diversified by geography, industry, and loan type. Consumer loans at June 30, 2004 total $3.0 billion, representing 16.5% of the total loan portfolio.

Asset Quality

The nonperforming assets ratio declined for the third consecutive quarter, ending the quarter at 0.52%, the lowest level in 12 quarters. A year ago, the nonperforming assets ratio was at 0.73%. The quality of our commercial real estate portfolio remains strong with a nonperforming loan ratio of only 0.24% of total commercial real estate loans at June 30, 2004. This compares to an overall nonperforming loan ratio for the total loan portfolio of .37%. The net charge-off ratio for the second quarter was 0.22%, down from 0.32% for the second quarter of 2003. The net charge-off ratio for the six months ended June 30, 2004 was 0.19% down from 0.34% for the same period in 2003. Net charge-offs for the first quarter of 2004 include a $1.0 million recovery on one credit that was charged off prior to 2003. We believe that the net charge-off ratio for the year will be less than 0.30%.

Past due levels remained very favorable, with total past dues at 0.61% of loans. Loans 90 days past due and still accruing at June 30, 2004 were $27.5 million, or 0.15% of total loans, compared to 0.13% at year-end 2003. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments on the loans. Management further believes the resolution of these delinquencies will not cause a material increase in nonperforming assets.

The allowance for loan losses is $248.6 million, or 1.38% of net loans, at June 30, 2004 compared to $226.1 million, or 1.37% of net loans, at December 31, 2003. The allowance to non-performing loans coverage was 368% at June 30, 2004, up from 335% at December 31, 2003.

The provision for loan losses was $17.5 million for the second quarter of 2004 compared to $16.6 million for the second quarter of 2003. For the first six months of 2004, the provision for loan losses was $33.3 million as compared to $36.9 million for the same period a year ago. Lower net charge-offs in 2004 have impacted the provision levels as compared to the 2003 levels. For the first six months of 2004, total provision expense covered net charge-offs by 2 times compared to 1.4 times for the same period a year ago.

--------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                            June 30, 2004               December 31, 2003
--------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                $                     67,489      $                   67,442
Other real estate                                                        26,972                          28,422
                                                      --------------------------        ------------------------
Nonperforming assets                               $                     94,461      $                   95,864
                                                      ==========================        ========================

Loans 90 days past due and still accruing          $                     27,453      $                   21,138

Allowance for loan losses                          $                    248,585      $                  226,059
Allowance for loan losses as a % of loans                                  1.38  %                         1.37  %
As a % of loans and other real estate:
    Nonperforming loans                                                    0.37  %                         0.41  %
    Other real estate                                                      0.15                            0.17
                                                      --------------------------        ------------------------
    Nonperforming assets                                                   0.52  %                         0.58  %
                                                      ==========================        ========================

Allowance to nonperforming loans                                         368.34  %                       335.19  %


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

The following table shows the composition of the loan portfolio and nonperforming loans (classified by loan purpose) as of June 30, 2004.

--------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                                    % of
                                                                                       Total              Total
                                                            % of                       Non-               Non-
                                    Total Loans         Total Loans                 performing         performing
Loan Type                                               Outstanding                    Loans              Loans
--------------------------------------------------------------------------------------------------------------------------
Commercial Real
Estate

Multi-Family                    $         571,693                  3.2    %       $         1,248                1.8    %
Hotels                                    810,839                  4.5                      7,871               11.7
Office Buildings                          713,577                  3.9                          7                  -
Shopping Centers                          548,173                  3.0                      1,849                2.7
Commercial Development                    527,712                  2.9                          -                  -
                                   ---------------    -----------------           ----------------   ----------------
Total Investment Properties             3,171,994                 17.5                     10,975               16.3
                                   ---------------    -----------------           ----------------   ----------------
1-4 Family Construction                   972,974                  5.4                        624                0.9
1-4 Family Perm
   /Mini-Perm                             756,963                  4.2                      3,201                4.7
Residential Development                   895,535                  5.0                          1                  -
                                   ---------------    -----------------           ----------------   ----------------
Total 1-4 Family
Properties                              2,625,472                 14.5                      3,826                5.7

Land Acquisition                          867,539                  4.8                         85                0.1
                                   ---------------    -----------------           ----------------   ----------------

Total Investment-Related Real
  Estate                                6,665,005                 36.9                     14,886               22.1

                                   ---------------    -----------------           ----------------   ----------------

Owner-Occupied                          2,069,066                 11.4                      7,196               10.7
Other Property                          1,564,211                  8.7                      2,200                3.3
                                   ---------------    -----------------           ----------------   ----------------
Total Commercial
   Real Estate                         10,298,282                 57.0                     24,282               36.0

Commercial &
  Industrial                            4,826,581                 26.7                     37,774               56.0
Consumer                                2,986,648                 16.5                      5,433                8.0

Unearned Income                          (36,504)                (0.2)                          -                  -
                                   ---------------    -----------------           ----------------   ----------------

Total                           $      18,075,007               100.00    %       $        67,489             100.00    %
                                   ===============    =================           ================   ================

Deposits

Total deposits at June 30, 2004 were $17.5 billion, a $1.5 billion increase from December 31, 2003. This change reflects an increase of $566.0 million relating to deposits added in conjunction with the acquisitions of Peoples Bank and Trust One and a decrease of $97.3 million in deposits relating to the sale of our bank in Quincy, Florida. Compared to a year ago, total deposits grew by 11.9%. Excluding the impact of acquisitions and divestitures, core deposits (total deposits excluding certificates of deposits over $100,000) grew by 8.9% over the prior year. This growth was led by strong increases in both demand deposit and money market accounts, with increases of 11.8% and 21.4%, respectively.

Capital Resources and Liquidity

Synovus has always placed great emphasis on maintaining a strong capital base and continues to exceed regulatory capital requirements. Additionally, based on internal calculations and previous regulatory exams, each of the subsidiary banks is currently in compliance with regulatory capital guidelines. Total risk-based capital was $2.801 billion at June 30, 2004, compared to $2.618 billion at December 31, 2003. The ratio of total risk-based capital to risk-weighted assets was 12.75% at June 30, 2004 compared to 13.06% at December 31, 2003. The leverage ratio was 10.10% at June 30, 2004 compared to 10.09% at December 31, 2003.

The equity-to-assets ratio was 10.55% at June 30, 2004 compared to 10.38% at year-end 2003. The equity-to-assets ratio, exclusive of net unrealized gains (losses) on investment securities available for sale, was 10.63% at June 30, 2004, compared to 10.24% at year-end 2003.

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

The consolidated statements of cash flows detail cash flows from operating, investing, and financing activities. For the six months ended June 30, 2004, operating activities provided net cash of $314.1 million, investing activities used $1.3 billion, and financing activities provided $1.1 billion, resulting in an increase in cash and due from banks of $60.5 million.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the first six months of 2004 were $22.3 billion, up 12.0% over the first six months of 2003. Excluding the impact of acquisitions and divestitures in both years, average assets increased 9.1%. Average earning assets were up 11.5% in the first six months of 2004 over the same period last year, and represented 89.7% of average total assets. When compared to the same period last year, average deposits increased $1.7 billion, average Federal funds purchased and securities sold under repurchase agreements increased $400.2 million, average long-term debt increased $10.7 million, and average shareholders' equity increased $222.9 million. This growth provided the funding for $1.8 billion growth in average net loans, $333.6 million growth in average investments, and $52.7 million growth in average Federal funds sold and securities purchased under resale agreements.

For the six months ended June 30, 2004, net interest income was $413.2 million, up $40.7 million, or 10.9%, over $372.5 million for the same period a year ago. For the three months ended June 30, 2004, net interest income, on a tax-equivalent basis, increased $19.5 million, or 10.1%, over the same period in 2003.

The net interest margin was 4.24% for the six months ended June 30, 2004, down 4 basis points from the six months ended June 30, 2003. This decrease resulted from a 48 basis point decrease in the yield on earning assets, which was partially offset by a 44 basis point decrease in the effective cost of funds. The decreased yield on earning assets was largely due to a 24 basis point decrease in the average Prime rate and lower realized yields on securities as compared to the prior year-to-date period. Significant growth in floating-rate loans also contributed to the decline in total loan yields. The decreased effective cost of funds was due to lower average rates paid on interest-bearing funding.

On a sequential quarter basis, net interest income increased by $7.7 million, while the net interest margin remained at 4.24%. The yield on earning assets declined by 5 basis points which was offset by a 5 basis point decrease in the effective cost of funds. The earning asset yield decline was primarily due to the impact of continued strong variable rate loan growth on overall loan yields. Solid growth in variable rate deposit accounts and continued downward repricing of fixed rate deposits were the primary drivers of the reduction in funding costs.

The tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

------------------------------------------------------------------------------------------------------------------
                                                     Six Months Ended                   Three Months Ended
                                                         June 30,                            June 30,
(In thousands)                                    2004              2003               2004              2003
------------------------------------------------------------------------------------------------------------------
Interest income                          $           546,957           530,499            277,266         270,742
Taxable-equivalent adjustment                          3,547             3,723              1,747           1,853
                                             ----------------  ----------------   ----------------   -------------
Interest income,
   Taxable-equivalent                                550,504           534,222            279,013         272,595
Interest expense                                     133,747           157,979             66,804          79,805
                                             ----------------  ----------------   ----------------   -------------
Net interest income,
   Taxable-equivalent                    $           416,757           376,243            212,209         192,790
                                             ================  ================   ================   =============

Non-Interest Income

Total non-interest income during the first six months of 2004 increased $81.8 million, or 12.3%, over the same period a year ago. For the three months ended June 30, 2004, total non-interest income increased $30.0 million, or 8.8% over the same period in 2003. For the first six months of 2004, excluding reimbursable items, the increase in non-interest income was 10.1%, over the first six months of 2003. For the second quarter of 2004, excluding reimbursable items, the increase was 14.2% over the same period in 2003.

Financial Services:

Total non-interest income for the Financial Services segment for the three and six months ended June 30, 2004 was $79.4 million, down 0.6% and $169.8 million, up 10.3%, respectively, as compared to the same periods a year ago. The decline in mortgage revenues has significantly impacted these comparisons. Total mortgage revenues are down $12.5 million, or 68% for the quarter and $21.3 million, or 63% for the six months ended June 30, 2004, compared to the same periods a year ago. The second quarter 2004 results include a $1.2 million deferral (reduction) in mortgage banking revenue as a result of the adoption of Staff Accounting Bulletin No. 105, effective April 1, 2004. Additionally, the 2004 results include the $15.8 million pre-tax gain from the sale of a banking location recorded in the first quarter of 2004. Lastly, acquisitions and divestitures resulted in a net increase of non-interest income of $126 thousand and $1.8 million for the second quarter and first six months of 2004, respectively, when compared to the same periods in 2003. Excluding mortgage revenues, the gain on sale of a banking location, as well as the impact of acquisitions and divestitures, the non-interest income growth is 19.4% for the second quarter and 16.4% for the first six months of 2004, as compared to the same periods in 2003.

Reported service charges on deposits, the single largest component of Financial Services fee income, are up 17.8% for the quarter and 16.5% for the first six months of 2004. Excluding the impact of acquisitions and divestitures, service charges on deposits grew by 18% for the quarter and 14% for the first six months of 2004, as compared to the same periods in 2003.

Credit card fees are up 19.2% for the quarter and 12.8% for the first six months of 2004.

Financial Management Services revenues increased 8.0% for the quarter and 10% for the first six months of 2004, as compared to the same periods in 2003. Excluding the impact of divestitures, the increase was 14.1% for the quarter and 13.8% for the first six months of 2004.

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

Electronic Payment Processing Services

Electronic payment processing services revenues increased $17.0 million, or 9.7%, for the three months ended June 30, 2004, compared to the same period in 2003. Revenues from electronic payment processing services increased $35.2 million, or 10.3% for the six months ended June 30, 2004, compared to the same period in 2003. Electronic payment processing revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, credit bureau reports, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, student loan, and commercial card accounts. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards, as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow.

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

TSYS provides services to its clients including processing consumer, retail, commercial, debit and stored-value cards, as well as student loan account processing. Average cardholder accounts on file for the six months ended June 30, 2004 were 281.6 million, an increase of 9.8% over the average of 256.4 million for the same period in 2003. Cardholder accounts on file at June 30, 2004 were 287.0 million, a 9.4% increase compared to the 262.5 million accounts on file at June 30, 2003. The change in cardholder accounts on file from June 2003 to June 2004 included the deconversion and purging of 11.7 million accounts, the addition of approximately 29.6 million accounts attributable to the internal growth of existing clients, and approximately 6.6 million accounts from new clients.

On March 3, 2003, TSYS announced that Bank One had selected TSYS to upgrade its credit card processing. Under the long-term software licensing and services agreement, TSYS will provide electronic payment processing services to Bank One's credit card accounts for at least two years starting in 2004 (excluding statement and card production services). Following the provision of processing services, TSYS will license a modified version of its TS2 consumer and commercial software to Bank One under a perpetual license with a six-year payment term. TSYS uses the percentage-of-completion accounting method for its agreement with Bank One and recognizes revenues in proportion to costs incurred. TSYS' revenues from Bank One were approximately 5.1% of TSYS' total revenues for the six months ended June 30, 2004.

On January 14, 2004, J.P. Morgan Chase & Co. (Chase) and Bank One announced an agreement to merge. On January 20, 2004, Circuit City Stores, Inc. (Circuit
City) announced an agreement to sell its private-label credit card business to Bank One. TSYS has a long-term agreement with Circuit City until April 2006. On July 1, 2004 Bank One and Chase merged under the name of Chase.

On July 7, 2004, TSYS and Chase announced that they were engaged in exclusive negotiations for TSYS to provide processing services for the combined Bank One and Chase card portfolios. Both companies expect to reach a definitive agreement in the near future. Though no definitive agreement has been signed by TSYS and Chase covering the combined portfolio and no conversion schedule has been agreed upon for the preexisting Chase portfolio, TSYS continues to provide processing services for the Circuit City private label portfolio for Chase and is proceeding with the scheduled conversion of the Bank One portfolio to TSYS, with such conversion scheduled to take place in the third and fourth quarters of 2004. The impact of the yet unsigned definitive agreement between TSYS and Chase for the combined Bank One and Chase portfolios on the financial position, results of operations and cash flows of TSYS cannot be determined at this time.

In October 2003, Circuit City announced that it had sold its Visa and MasterCard portfolio, which includes credit card receivables and related cash reserves, to FleetBoston. On March 31, 2004, Bank of America merged with FleetBoston. TSYS has been informed by Bank of America that it will continue to process the Circuit City portfolio acquired by FleetBoston, and that FleetBoston will be converting its card portfolio to TSYS in March 2005.

TSYS anticipates it will execute an amendment to its processing agreement with Bank of America to encompass the processing of the FleetBoston portfolio, including the Circuit City portfolio acquired by FleetBoston. The impact of the yet unsigned amendment between TSYS and Bank of America on the financial position, results of operations and cash flows of TSYS cannot be determined at this time.

In July 2003, Sears and Citigroup announced an agreement for the sale by Sears to Citigroup of the Sears credit card and financial services businesses. Sears and Citigroup are both clients of TSYS, and TSYS considers its relationships with both companies to be very positive.

TSYS and Sears are parties to a 10-year agreement, which was renewed in January of 2000, under which TSYS provides transaction processing for more than 83.0 million Sears accounts.

For the six months ended June 30, 2004, TSYS' revenues from the TSYS/Sears agreement represented 5.7% of TSYS' revenues. The agreement includes provisions for termination for convenience prior to its expiration upon the payment of a termination fee. The TSYS/Sears agreement also grants to Sears the one-time right to market test TSYS' pricing and functionality after May 1, 2004. Potential results of such market test, in which TSYS would be a participant, include continuation of the processing agreement under its existing terms, continuation of the processing agreement under mutually agreed modified terms, or termination of the processing agreement after May 1, 2006 without a termination fee. The impact of the transaction between Sears and Citigroup on the financial position, results of operations, and cash flows of TSYS cannot be determined at this time.

TSYS provides processing services to its clients worldwide and plans to continue to expand its service offerings internationally in the future.

Total revenues from clients based in Mexico were $2.9 million for the three months ended June 30, 2004, a 68.7% decrease compared to the $9.1 million for the same period last year. Total revenues from clients based in Mexico were $5.8 million for the six months ended June 30, 2004, a 66.0% decrease compared to the $17.1 million for the same period last year. During 2003, the Company's largest client in Mexico notified TSYS that it would be utilizing its internal global platform and deconverted in the fourth quarter of 2003. This client represented approximately 70% of TSYS' revenues from Mexico. Another Mexican client notified TSYS of its intentions to deconvert in mid-2004. This client represented approximately 21% of TSYS' revenues from Mexico prior to the deconversion of TSYS' largest client in Mexico. As a result, management expects that electronic payment processing revenues for 2004 from Mexico will decrease significantly when compared to electronic payment processing revenues from Mexico for 2003.

TSYS' electronic payment processing services revenues are also impacted by the use of optional value added products and services of TSYS' processing systems.

For the three months ended June 30, 2004 and 2003, value added products and services represented 12.9% and 13.9%, respectively, of TSYS' revenues. Revenues from these products and services, which include some reimbursable items paid to third-party vendors, increased 3.7%, or $1.3 million, for the three months ended June 30, 2004 compared to the same period last year.

For the six months ended June 30, 2004 and 2003, value added products and services represented 13.3% and 14.0%, respectively, of TSYS' revenues. Revenues from these products and services, which include some reimbursable items paid to third-party vendors, increased 6.9%, or $4.9 million, for the six months ended June 30, 2004 compared to the same period last year.

Revenues associated with ProCard are included in electronic payment processing services. These services include providing customized, Internet, Intranet and client/server software solutions for commercial card management programs. Revenues from these services increased 19.5% to $7.0 million for the three months ended June 30, 2004, compared to $5.9 million for the same period last year. For the six months ended, June 30, 2004, revenues from these services increased 20.9% to $13.3 million compared to $11.0 million for the same period last year.

Other Transaction Processing Services Revenue
Other transaction processing services revenue increased $13.9 million or 54.1% for the three months ended June 30, 2004, compared to the same period in 2003. Other transation processing services revenues services increased $27.9 million, or 54.9%, for the six months ended June 30, 2004, compared to the same period in 2003.

The increase was primarily a result of increased debt collection services performed by TSYS Total Debt Management, Inc. and the revenues associated with Enhancement Services Corporation (ESC).

On April, 28, 2003, TSYS completed the acquisition of ESC for $36.0 million in cash. ESC provides targeted loyalty consulting and travel, as well as gift card and merchandise rewards programs to more than 40 national and regional financial institutions in the United States. For the three months ended June 30, 2004, TSYS' revenues included $4.7 million related to ESC's revenues and are included in other transaction processing services revenues, compared to $3.1 million for the same period in 2003. For the six months ended June 30, 2004, TSYS' revenues included $9.6 million of ESC's revenues, compared to $3.1 million for the same period in 2003.

Major Customers
A significant amount of TSYS' revenues is derived from long-term contracts with large clients, including certain major customers. For the three months ended June 30, 2004, TSYS had two major customers, which accounted for approximately 27.9%, or $80.7 million, of TSYS' revenues. For the three months ended June 30, 2003, TSYS had two major customers that accounted for 30.2%, or $77.7 million, of TSYS revenues.

For the six months ended June 30, 2004 and 2003, TSYS had two major customers. The major customers for the six months ended June 30, 2004 accounted for approximately 28.0%, or $161.0 million of TSYS' revenues as compared to 30.1%, or $153.0 million, of TSYS' revenues, for the same period in 2003. The loss of one of TSYS' major customers, or other significant clients, could have a material adverse effect on TSYS' financial position, results of operations, and cash flows.

Equity in Income from Joint Ventures
TSYS' share of income from its equity in joint ventures was $6.7 million and $4.8 million for the three months ended June 30, 2004 and 2003, respectively. TSYS' share of income from equity in joint ventures was $12.3 million and $9.0 million for the six months ended June 30, 2004 and 2003 respectively. The increase for the quarter is attributable to the increase in Vital's operating results as a result of increased volumes. These amounts are reflected as a component of other non-interest income in the accompanying consolidated statements of income.

Non-Interest Expense

For the six months ended June 30, 2004, total non-interest expense increased $87.9 million, or 12.6%. Excluding reimbursable items, the increase was 14.5%. For the three months ended June 30, 2004, total non-interest expense increased $33.5 million, or 11.1%, over the same period in 2003. Management analyzes non-interest expense in two separate components: Financial Services and Transaction Processing Services.

The following table summarizes non-interest expense for the six months ended June 30, 2004 and 2003.

--------------------------------------------------------------------------------------------------------------------
                                                             Six months ended               Six months ended
(In thousands)                                               June 30, 2004(*)               June 30, 2003(*)
--------------------------------------------------------------------------------------------------------------------
                                                                       Transaction                    Transaction
                                                        Financial      Processing      Financial      Processing
                                                         Services       Services        Services       Services
                                                       ------------- ---------------- ------------- ----------------
Salaries and other personnel expense                $       188,282          173,663       170,979          162,890
Net occupancy and equipment expense                          39,695          124,879        36,556          102,027
Other operating expenses                                     81,565           69,052        75,856           43,099
Reimbursable items                                               --          116,580            --          113,112
                                                       ------------- ---------------- ------------- ----------------
Total non-interest expense                          $       309,542          484,174       283,391          421,128
                                                       ============= ================ ============= ================

The following table summarizes non-interest expense for the three months ended June 30, 2004 and 2003.

--------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended             Three Months Ended
(In thousands)                                                June 30, 2004(*)               June 30, 2003(*)
-------------------------------------------------------------------------------------- -----------------------------
                                                                        Transaction                   Transaction
                                                         Financial      Processing      Financial     Processing
                                                          Services       Services       Services       Services
                                                        ------------- ----------------------------- ----------------
Salaries and other personnel expense                 $        91,283           83,877       89,883           85,118
Net occupancy and equipment expense                           20,004           66,180       18,640           50,407
Other operating expenses                                      42,310           36,386       39,064           22,780
Reimbursable items                                                --           55,948           --           54,638
                                                        ------------- ---------------- ------------ ----------------
Total non-interest expense                           $       153,597          242,391      147,587          212,943
                                                        ============= ================ ============ ================

(*) The added totals are greater than the consolidated totals due to inter-segment balances which are eliminated in consolidation.

Financial Services:

Financial Services' non-interest expense increased on a reported basis 4.1% for the second quarter and 9.2% for the six months ended June 30, 2004, compared to the same periods a year ago. The comparisons are impacted by acquisitions/divestitures, a decrease in mortgage unit-related employment expenses, as well as higher levels of incentive pay in 2004.

Acquisitions and divestitures accounted for $1.6 million and $7.3 million of the increase for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003. The decrease in total mortgage unit personnel expenses (compared to the same periods a year ago) was $3.8 million for the second quarter and $6.1 million for the first six months of 2004. Additionally, the year-to-date results reflect incentive pay (retirement benefits and management bonuses) that is $9.4 million higher than in the first half of 2003. Excluding the impact of acquisitions/divestitures, mortgage unit personnel expenses, and incentive pay, Financial Services' non-interest expense is up 4.4 % for the quarter and 6.0% for the first six months of 2004 compared to the same periods a year ago. Our non-interest expense growth continues to be primarily in the sales and production areas of the highest growth banking markets.

Our goal this year is to grow our Financial Services segment without expansion in total headcount, and we are on track to attain this goal. Total headcount for the Financial Services segment at June 30, 2004 was 6,523. Excluding the impact of acquisitions, divestitures, and de novo banks/branches, our total headcount has decreased by 40 since December 31, 2003.

Transaction Processing Services:

Total non-interest expense increased 15.0% for the six months ended June 30, 2004, compared to the same period in 2003. Excluding reimbursable items, total non-interest expense increased 19.3% for the six months ended June 30, 2004, compared to the same period in 2003. The increases are due to changes in each of the expense categories as described below.

Salaries and other personnel expenses decreased $1.2 million, or 1.5%, for the three months ended June 30, 2004 compared to the same periods in 2003. For the six months ended June 30, 2004, salaries and other personnel expenses increased $10.8 million, or 6.6% compared to the same period in 2003. The change in employment expenses is associated with normal salary increases and related benefits, as well as lower levels of employment costs categorized as software development and contract acquisition costs. These increases were offset with a reduction in the accrual for performance-based incentive benefits. The average number of employees decreased at June 30, 2004 when compared to June 30, 2003 as a result of the workforce reduction announced in February 2004. During the second quarter of 2003, TSYS added approximately 220 employees associated with the ESC acquisition and the creation of a wholly-owned subsidiary named TSYS Technology Center, Inc. (TTC) in Boise, Idaho. Initially employing 77 team members, the TTC team members will support technology efforts throughout TSYS, including government services, customer care, programming, and systems development.

Net occupancy and equipment expense increased $15.8 million, or 31.3% for the three months ended June 30, 2004 over the same period in 2003. For the six months ended June 30, 2004, net occupancy and equipment expense increased $22.9 million, or 22.4%, over the same period in 2003. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are achieved to a large extent through operating leases. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, increased approximately $3.2 million and $3.6 million for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. Depreciation and amortization increased $1.9 million and $3.4 million during the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. Repairs and maintenance expenses increased $175,000 and $4.8 million for the three months and six months ended June 30, 2004, respectively, compared to the same periods a year ago.

During the second quarter of 2004, TSYS decided to change its approach for entry into the Asia-Pacific market. As a result, TSYS recognized a $10.1 million charge to net occupancy and equipment expense for the write-off of the double-byte software development project.

Other operating expenses for the three and six months ended June 30, 2004 increased $13.6 million and $26.0 million, or 59.7% and 60.2%, respectively, as compared to the same periods in 2003. Other operating expenses include, among other things, amortization of conversion costs, professional advisory fees, and court costs associated with TSYS' debt collection business. TSYS' amortization of conversion costs increased $1.3 million and $2.7 million for the three and six months ended June 30, 2004, as compared to the same periods in 2003. As a result of a new debt-collection agreement with an existing client signed in the third quarter of 2003, TSYS recognized $8.2 million and $18.0 million of attorney court costs and commissions in other expenses, for the three and six months ended June 30, 2004, respectively, which TSYS expects to recover in future periods. TSYS anticipates that these debt collection costs will continue.

Other operating expenses also includes charges for processing errors, contractual commitments, and bad debt expense. TSYS' evaluation of the adequacy of its transaction processing reserves and allowance for doubtful accounts is based on a formal analysis which assesses the probability of losses related to contractual contingencies, processing errors, and uncollectible accounts. Increases and decreases in transaction processing provisions and charges for bad debt expense are reflected in other operating expenses. For the three and six months ended June 30, 2004, TSYS' transaction processing expenses increased $2.2 million and $2.9 million, respectively, compared to the same periods in 2003.

Income Tax Expense

For the six months ended June 30, 2004, income tax expense was $121.3 million compared to $106.6 million for the same period in 2003. For the second quarter of 2004, income tax expense was $61.0 million compared to $56.1 million for the second quarter of 2003. The effective tax rate for the six months of 2004 was 36.7%, compared to 36.4% for the same period in 2003. For the second quarter of 2004, the effective tax rate was 36.7%, compared to 36.8% for the second quarter of 2003.

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

2004 Earnings Outlook

         Synovus expects its earnings per share growth for 2004 to be within the 8-10% range, based in part upon the following assumptions:
     * Continued improvement in credit quality, resulting in a net charge-off ratio of less than 0.30% for the year and a non-performing assets ratio in the 0.45-0.55% range by year end.
     *    The net interest margin will remain stable for the year.
     *    Loan growth of 10-12%.
     *    TSYS' net income growth of 5% to 7%.

Share Repurchase Plan

         On April 14, 2003, the Synovus board of directors approved a $200 million share repurchase plan. Through June 30, 2004, 5.5 million shares have been purchased under this plan at a total cost of $112.7 million (there have been no share repurchases under this plan during the six months ended June 30,
2004). Consistent with the expectation at the inception of the plan, Synovus repurchased one-half of the total authorization during the first 90 days after the plan was approved. The pace of future repurchases under this two-year plan will depend on various factors including price, market conditions, acquisitions, and the general financial position of Synovus.

Forward-Looking Statements

         Certain statements contained in this filing which are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act (the "Act"). These forward-looking statements include, among others, TSYS' expectation that it will reach a definitive agreement with JP Morgan Chase in the near future; TSYS' scheduled conversion of the Bank One portfolio; management's belief with respect to the net charge-off ratio for the year; management's belief with respect to the impact of the resolution of certain loan delinquencies on nonperforming assets and the inclusion of all material loans in which doubt exists as to collectibility in nonperforming assets; TSYS' belief with respect to its current market share and its growth opportunities; TSYS' anticipated execution of an amendment to its processing agreement with Bank of America to encompass the processing of the FleetBoston portfolio; any matter that might arise out of the United States Department of Justice's investigation of TSYS; and Synovus' expected growth in earnings per share for 2004 and the assumptions underlying such statements, including, with respect to Synovus' expected increase in earnings per share for 2004; continued improvement in credit quality, resulting in a net charge-off ratio of less than 0.30% for the year and a non-performing assets ratio in the 0.45-0.55% range by year end; a stable net interest margin for the year; loan growth of 10-12% in 2004; and TSYS net income growth for 2004 within the 5-7% range. In addition, certain statements in future filings by Synovus with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, efficiency ratios and other financial terms; (ii) statements of plans and objectives of Synovus or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects,"

"intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

         Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this filing. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to: (i) Synovus' inability to achieve a net charge-off ratio of less than 0.30%, a non-performing assets ratio in the 0.45-0.55% range by year end 2004, a stable net interest margin for the year and loan growth of 10-12% in 2004; (ii) TSYS' inability to achieve its net income goals for 2004; (iii) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (iv) the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board; (v) inflation, interest rate, market and monetary fluctuations; (vi) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users;
(vii) changes in consumer spending, borrowing, and saving habits; (viii) technological changes are more difficult or expensive than anticipated; (ix) acquisitions are more difficult to integrate than anticipated; (x) the ability to increase market share and control expenses; (xi) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) with which Synovus and its subsidiaries must comply;
(xii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies; (xiii) changes in Synovus' organization, compensation, and benefit plans; (xiv) the costs and effects of litigation or adverse facts and developments related thereto; (xv) a deterioration in credit quality or a reduced demand for credit; (xvi) Synovus' inability to successfully manage any impact from slowing economic conditions or consumer spending; (xvii) the occurrence of catastrophic events that could impact Synovus or TSYS or its major customers' operating facilities, communication systems and technology or that have a material negative impact on current economic conditions or levels of consumer spending; (xviii) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection; (xix) TSYS and JP Morgan Chase are not able to satisfactorily conclude negotiations with respect to a definitive agreement; (xx) TSYS does not convert the Bank One portfolio as scheduled; (xxi) the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients, including the acquisition by Citigroup of the Sears portfolio and the merger of FleetBoston with Bank of America; (xxii) hostilities increase in the Middle East or elsewhere; and (xxiii) the success of Synovus at managing the risks involved in the foregoing.

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

                            ITEM 3 - QUANTITATIVE AND
                          QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK

During the first six months of 2004, Synovus continued to maintain an asset sensitive interest rate risk position which would be expected to have a beneficial impact on net interest income in a rising interest rate environment. This position is being maintained due to market expectations of rising short term interest rates. Synovus has held this rate sensitivity position at approximately the same level as measured at December 31, 2003. Synovus has sought to limit any further significant increases in its asset sensitivity, primarily through closely matching the interest rate characteristics of both its earning asset and funding growth.

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

Synovus models its baseline net interest income forecast assuming an unchanged or flat interest rate environment. Synovus has modeled the impact of a gradual increase and decrease in short-term rates of 100 basis points to determine the sensitivity of net interest income for the next twelve months. In the gradual 100 basis point decrease scenario, net interest income is expected to decrease by approximately 1.6%, as compared to an unchanged interest rate environment. In the gradual 100 basis point increase scenario, net interest income is expected to increase by approximately 2.6%, as compared to an unchanged interest rate environment. While these estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions and their impact on loan and deposit pricing would be expected to have a significant impact on the realized level of net interest income. Actual realized balance sheet growth and mix would also impact the realized level of net interest income.

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

                           PART II - OTHER INFORMATION
           ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER
                         PURCHASES OF EQUITY SECURITIES

         On April 14, 2003, the Synovus board of directors approved a $200 million share repurchase plan. Through June 30, 2004, 5.5 million shares have been purchased under this plan at a total cost of $112.7 million (there have been no share repurchases under this plan during the six months ended June 30,
2004). Consistent with the expectation at the inception of the plan, Synovus repurchased one-half of the total authorization during the first 90 days after the plan was approved. The pace of future repurchases under this two-year plan will depend on various factors including price, market conditions, acquisitions, and the general financial position of Synovus.

The following table sets forth information regarding Synovus' purchases of its common stock on a monthly basis during the three months ended June 30, 2004.

------------------------------------------------------------------------------------------------------------------------------
                                                                             Total Number of Shares      Maximum Number of
                                                                              Purchased as Part of       Shares That May Yet
                             Total Number of      Average Price Paid per       Announced Plans or        Be Purchased Under
Period                      Shares Purchased               Share                    Programs           the Plans or Programs
------------------------------------------------------------------------------------------------------------------------------
April 2004                              117 <f1>          $ 24.43                      --                  3,449,628 <f2>
May 2004                                 --                   --                       --                  3,449,628 <f2>
June 2004                           179,715 <f1>            25.04                      --                  3,449,628 <f2>
------------------------- ---------------------- -------------------------- -------------------------- -----------------------
Total                               179,832 <f1>          $ 25.04                      --                  3,449,628 <f2>
========================= ====================== ========================== ========================== =======================

<f1> Consists of delivery of previously owned shares to Synovus in payment of the exercise price of stock options.
<f2> Based on Synovus stock price of $25.32 at
     June 30, 2004.

                           PART II - OTHER INFORMATION
          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual shareholders' meeting was held on April 22, 2004. Following is a summary of the proposals that were submitted to the shareholders for approval.

Proposal I

The proposal was to reelect seven directors (James H. Blanchard, C. Edward Floyd, Gardiner W. Garrard, Jr., V. Nathaniel Hansford, Alfred W. Jones III, H. Lynn Page and James D. Yancey) as Class I directors of Synovus to serve until the 2007 Annual Meeting of Shareholders. In addition, five directors were nominated for election (Frank W. Brumley, Elizabeth W. Camp,
T. Michael Goodrich, J. Neal Purcell and William B. Turner, Jr.) as Class III directors of Synovus to serve until the 2006 Annual Meeting of Shareholders. The directors named below were elected by the number of affirmative votes set forth opposite their names below, with the number of votes withholding authority to vote for such nominees also being shown. As the election of each of the directors for directors was approved by a plurality of the total votes entitled to be cast by the holders of shares represented at the meeting, each of the nominees for director was elected.

---------------------------------------- -------------------------------------- --------------------------------------
Nominee                                                Votes For                Withheld Authority to Vote
---------------------------------------- -------------------------------------- --------------------------------------
James H. Blanchard                                   1,768,694,007                           33,788,621
C. Edward Floyd, M.D.                                1,791,926,948                           10,555,680
Gardiner W. Garrard, Jr.                             1,764,793,561                           37,689,067
V. Nathaniel Hansford                                1,788,530,983                           13,951,645
Alfred W. Jones III                                  1,754,350,885                           48,131,743
H. Lynn Page                                         1,709,654,488                           92,828,140
James D. Yancey                                      1,781,280,120                           21,202,508
Frank W. Brumley                                     1,757,169,604                           45,313,024
Elizabeth W. Camp                                    1,792,783,743                            9,698,885
T. Michael Goodrich                                  1,793,162,402                            9,320,226
J. Neal Purcell                                      1,787,281,298                           15,201,330
William B. Turner, Jr.                               1,752,177,806                           50,304,822
---------------------------------------- -------------------------------------- --------------------------------------

Proposal II

The proposal was to ratify the appointment of KPMG LLP as the independent auditor to audit the consolidated financial statements of Synovus and its subsidiaries for the fiscal year ended December 31, 2004.

----------------------------------------------------------------------------------------------------------------------

                                    For                         Against                          Abstain
----------------------------------------------------------------------------------------------------------------------
         Votes                 1,750,075,918                  49,540,297                        2,863,951
------------------------ --------------------------- ------------------------------ ----------------------------------

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


     (31.1)                   Certification of Chief Executive Officer

     (31.2)                   Certification of Chief Financial Officer

     (32)                     Certification of Periodic Report


 (b) Reports on Form 8-K


         The following report on Form 8-K was filed during the second quarter of 2004.

                  The report filed on April 19, 2004, included the following event:

         On April 19, 2004, Synovus issued a press release and held an investor conference call and webcast with respect to its first quarter 2004 earnings.


         The following report on Form 8-K was filed subsequent to the second quarter of 2004.

                  The report filed on July 21, 2004, included the following event:

         On July 21, 2004, Synovus issued a press release and held an investor conference call and webcast with respect to its second quarter 2004 earnings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SYNOVUS FINANCIAL CORP.


 Date:  August 6, 2004                    BY: /s/ Thomas J. Prescott
        --------------                        ----------------------
                                                   Thomas J. Prescott
                                                   Executive Vice President and
                                                   Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit Number         Description
--------------         -----------

31.1                   Certification of Chief Executive Officer

31.2                   Certification of Chief Financial Officer

32                     Certification of Periodic Report