Form 10-Q
period 2004-09-30
SYNOVUS FINANCIAL CORP
filed 2004-11-09
CIK 18349

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 2004
                         Commission File Number 1-10312



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


                                 (706) 649-2401
              (Registrants' telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           YES X           NO
                                                 ------          -------

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  YES X           NO
                                                 ------          -------

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

            Class                                          October 31, 2004
-----------------------------------                  ---------------------------
 Common Stock, $1.00 Par Value                             309,650,848 shares

                             SYNOVUS FINANCIAL CORP.

                                      INDEX

                                                                                               Page
Part I.           Financial Information:                                                      Number
                                                                                              ------
     Item 1.      Unaudited Financial Statements

                  Consolidated Balance Sheets
                  September 30, 2004 and December 31, 2003                                      3

                  Consolidated Statements of Income
                  Nine and Three Months Ended September 30, 2004 and 2003                       4

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2004 and 2003                                 5

                  Notes to Consolidated Financial Statements                                    6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          16

     Item 3.       Quantitative and Qualitative Disclosures About Market Risk                  35

     Item 4.      Controls and Procedures                                                      36

Part II.          Other Information:

     Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds                  37

     Item 6.      Exhibits                                                                     38


Signature Page                                                                                 39

Exhibit Index                                                                                  40

                          PART I. FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                             SYNOVUS FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                September 30,           December 31,
(In thousands, except share and per share data)                                     2004                    2003
                                                                              ------------------      ------------------
ASSETS
Cash and due from banks                                                       $         757,380                 696,030
Interest earning deposits with banks                                                      4,140                   4,423
Federal funds sold and securities purchased under resale agreements                     122,130                 172,922
Mortgage loans held for sale                                                            126,099                 133,306
Investment securities available for sale                                              2,621,120               2,529,257

Loans, net of unearned income                                                        18,871,056              16,464,914
Allowance for loan losses                                                              (257,647)               (226,059)
                                                                              ------------------      ------------------
         Loans, net                                                                  18,613,409              16,238,855
                                                                              ------------------      ------------------

Premises and equipment, net                                                             629,738                 578,710
Contract acquisition costs and computer software, net                                   364,382                 383,562
Goodwill, net                                                                           419,323                 248,868
Other intangible assets, net                                                             43,819                  33,970
Costs in excess of billings on uncompleted contracts                                      7,272                       -
Other assets                                                                            680,681                 612,726
                                                                              ------------------      ------------------
         Total assets                                                         $      24,389,493              21,632,629
                                                                              ==================      ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
     Non-interest bearing                                                     $       3,202,214               2,833,567
     Interest bearing                                                                14,572,170              13,108,042
                                                                              ------------------      ------------------
         Total deposits                                                              17,774,384              15,941,609
Federal funds purchased and securities sold under repurchase agreements               1,671,239               1,354,887
Long-term debt                                                                        1,740,103               1,575,777
Billings in excess of costs on uncompleted contracts                                          -                  17,573
Other liabilities                                                                       468,141                 355,906
                                                                              ------------------      ------------------
         Total liabilities                                                           21,653,867              19,245,752
                                                                              ------------------      ------------------

Minority interest in consolidated subsidiaries                                          158,912                 141,838

Shareholders' equity:
     Common stock - $1.00 par value; Authorized 600,000,000 shares; issued
         315,200,085 in 2004 and 307,748,133 in 2003; outstanding
         309,538,462 in 2004 and 302,090,128 in 2003                                    315,200                 307,748
     Surplus                                                                            619,734                 442,931
     Treasury stock - 5,661,623 shares in 2004 and 5,658,005 shares in 2003            (113,944)               (113,940)
     Unearned compensation                                                                 (146)                   (266)
     Accumulated other comprehensive income                                              18,513                  29,509
     Retained earnings                                                                1,737,357               1,579,057
                                                                              ------------------      ------------------
         Total shareholders' equity                                                   2,576,714               2,245,039
                                                                              ------------------      ------------------
         Total liabilities and shareholders' equity                           $      24,389,493              21,632,629
                                                                              ==================      ==================

See accompanying Notes to Consolidated Financial Statements.

                             SYNOVUS FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                 Nine Months Ended           Three Months Ended
                                                                    September 30,              September 30,
                                                              -------------------------     ----------------------
(In thousands, except per share data)                            2004          2003           2004         2003
                                                              ------------   ----------     ---------    ---------
Interest income:
     Loans, including fees                                   $    765,849      712,542       272,547      239,349
     Investment securities                                         74,341       71,455        24,952       22,203
     Mortgage loans held for sale                                   5,092       11,514         1,729        4,324
     Federal funds sold and securities purchased
        under resale agreements                                     1,404        1,216           510          367
     Interest earning deposits with banks                              18           20             9            5
                                                              ------------   ----------     ---------    ---------
        Total interest income                                     846,704      796,747       299,747      266,248
                                                              ------------   ----------     ---------    ---------
Interest expense:
     Deposits                                                     151,756      168,337        55,646       52,533
     Federal funds purchased and securities sold
        under repurchase agreements                                12,430        9,007         4,995        2,503
     Long-term debt                                                45,875       53,770        15,672       18,099
                                                              ------------   ----------     ---------    ---------
        Total interest expense                                    210,061      231,114        76,313       73,135
                                                              ------------   ----------     ---------    ---------
         Net interest income                                      636,643      565,633       223,434      193,113
Provision for losses on loans                                      54,464       51,977        21,192       15,108
                                                              ------------   ----------     ---------    ---------
        Net interest income after provision
           for losses on loans                                    582,179      513,656       202,242      178,005
                                                              ------------   ----------     ---------    ---------
Non-interest income:
     Electronic payment processing services                       577,897      519,906       204,340      177,580
     Other transaction processing services revenue                125,681       81,735        43,006       30,927
     Service charges on deposit accounts                           90,877       77,877        31,257       26,710
     Fees for trust services                                       23,946       21,925         7,948        7,189
     Brokerage revenue                                             16,387       15,108         5,012        5,338
     Mortgage banking income                                       19,527       51,991         6,861       18,021
     Credit card fees                                              21,646       19,117         8,097        7,110
     Securities gains(losses), net                                    (89)       1,336           (24)         755
     Other fee income                                              21,573       17,335         7,451        6,039
     Other non-interest income                                     62,730       38,557        14,035       11,776
                                                              ------------   ----------     ---------    ---------
Non-interest income before reimbursable items                     960,175      844,887       327,982      291,445
     Reimbursable items                                           172,499      168,852        56,309       55,740
                                                              ------------   ----------     ---------    ---------
        Total non-interest income                               1,132,674    1,013,739       384,291      347,185
                                                              ------------   ----------     ---------    ---------
Non-interest expense:
     Salaries and other personnel expense                         556,210      505,091       194,624      171,525
     Net occupancy and equipment expense                          244,650      208,872        80,073       70,289
     Other operating expenses                                     216,921      174,538        74,699       63,134
                                                              ------------   ----------     ---------    ---------
Non-interest expense before reimbursable items                  1,017,781      888,501       349,396      304,948
     Reimbursable items                                           172,499      168,852        56,309       55,740
                                                              ------------   ----------     ---------    ---------
        Total non-interest expense                              1,190,280    1,057,353       405,705      360,688
                                                              ------------   ----------     ---------    ---------

Minority interest in subsidiaries' net income                      20,581       19,453         7,480        6,780

        Income before income taxes                                503,992      450,589       173,349      157,722
Income tax expense                                                185,681      164,303        64,341       57,722
                                                              ------------   ----------     ---------    ---------
        Net income                                           $    318,311      286,286       109,008      100,000
                                                              ============   ==========     =========    =========

Net income per share:
     Basic                                                   $       1.04         0.95          0.35         0.33
                                                              ============   ==========     =========    =========
     Diluted                                                         1.03         0.94          0.35         0.33
                                                              ============   ==========     =========    =========
Weighted average shares outstanding:
     Basic                                                        306,435      302,067       309,448      301,366
                                                              ============   ==========     =========    =========
     Diluted                                                      309,348      304,574       312,343      304,514
                                                              ============   ==========     =========    =========
Dividends declared per share                                 $       0.52         0.50          0.17         0.17
                                                              ============   ==========     =========    =========

See accompanying Notes to Consolidated Financial Statements.

                             SYNOVUS FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                      --------------------------------
(In thousands)                                                             2004              2003
                                                                      ---------------     ------------
Cash flows from operating activities:
      Net Income                                                      $      318,311          286,286
      Adjustments to reconcile net income to net cash provided by operating activities:
              Provision for losses on loans                                   54,464           51,977
              Depreciation, amortization, and accretion, net                  60,449           90,383
              (Increase) decrease in interest receivable                      (6,397)           6,278
              Decrease in interest payable                                    (4,076)          (4,854)
              Minority interest in subsidiaries' net income                   20,581           19,453
              Decrease in mortgage loans held for sale                         7,378            6,872
              (Decrease) increase in billings in excess of costs
                     on uncompleted contracts                                (24,845)          24,074
              Gain on sale of banking locations                              (15,849)               -
              Impairment of developed software                                10,059                -
              Other, net                                                     110,556          (16,956)
                                                                      ---------------     ------------
                     Net cash provided by operating activities               530,632          463,513
                                                                      ---------------     ------------

Cash flows from investing activities:
      Net cash paid for acquisitions                                         (36,655)         (66,155)
      Net decrease in interest earning deposits with banks                        83              629
      Net decrease (increase) in federal funds sold
          and securities purchased under resale agreements                    47,797          (13,504)
      Proceeds from maturities and principal collections of
          investment securities available for sale                         1,176,661        1,147,308
      Proceeds from sales of investment securities available for sale         42,036          130,753
      Purchases of investment securities available for sale               (1,214,494)      (1,437,466)
      Net cash received on sale of banking locations                          25,069                -
      Net increase in loans                                               (2,017,350)        (862,928)
      Purchases of premises and equipment                                    (88,706)        (160,127)
      Proceeds from disposals of premises and equipment                        1,836            2,152
      Increase in contract acquisition costs                                 (22,441)         (17,904)
      Additions to licensed computer software from vendors                   (19,237)         (35,682)
      Additions to internally developed computer software                     (3,996)         (13,945)
                                                                      ---------------     ------------
                     Net cash used by investing activities                (2,109,397)      (1,326,869)
                                                                      ---------------     ------------
Cash flows from financing activities:
      Net increase in demand and savings deposits                            946,556          895,730
      Net increase in certificates of deposit                                442,482            9,303
      Net increase (decrease) in federal funds purchased
          and securities sold under repurchase agreements                    270,929         (159,100)
      Principal repayments on long-term debt                                (370,993)        (101,908)
      Proceeds from issuance of long-term debt                               491,139          419,400
      Dividends paid to shareholders                                        (156,973)        (144,397)
      Proceeds from issuance of common stock                                  16,975           20,718
      Treasury stock purchased                                                     -         (111,453)
                                                                      ---------------     ------------
                     Net cash provided by financing activities             1,640,115          828,293
                                                                      ---------------     ------------

Increase (decrease) in cash and due from banks                                61,350          (35,063)
Cash and due from banks at beginning of period                               696,030          741,092
                                                                      ---------------     ------------
Cash and due from banks at end of period                              $      757,380          706,029
                                                                      ===============     ============

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

Note 2 - Supplemental Cash Flow Information
-------------------------------------------

For the nine months ended September 30, 2004 and 2003, Synovus paid income taxes (net of refunds received) of $120.7 million and $142.6 million, respectively. For the nine months ended September 30, 2004 and 2003, Synovus paid interest of $212.7 million and $233.0 million, respectively.

Noncash investing activities consisted of loans of approximately $9.8 million and $14.1 million, which were foreclosed and transferred to other real estate during the nine months ended September 30, 2004 and 2003, respectively. The more significant non-cash items for the nine months ended September 30, 2004 related to the acquisitions of Peoples Florida Banking Corporation and Trust One Bank and consist of $500.4 million in net loans, $127.8 million in investment securities available for sale, and $546.2 million in deposits. The more significant non-cash items for the nine months ended September 30, 2003 related to the acquisitions of United Financial Holdings, Inc. and FNB Newton Bancshares, Inc. and consist of $620.1 million in net loans, $64.2 million in investment securities available for sale, and $690.2 million in deposits.

Note 3 - Comprehensive Income
-----------------------------

Other comprehensive income (loss) consists of net unrealized gains (losses) on securities available for sale, net unrealized gains (losses) on cash flow hedges, and foreign currency translation adjustments. Comprehensive income consists of net income plus other comprehensive income (loss). Comprehensive income for the nine months ended September 30, 2004 and 2003 was $307.3 million and $273.0 million, respectively. For the three months ended September 30, 2004 and 2003, comprehensive income was $136.2 million and $86.7 million, respectively.

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

If Synovus had determined compensation expense based on the fair value at the grant date for its stock options granted under SFAS No. 123, net income and earnings per share for the three and nine months ended September 30, 2004 and 2003 would have been reduced to the pro forma amounts indicated in the following tables.

For the nine months ended September 30, 2004 and 2003:

-------------------------------------------------------------------------- ----- ---------------- -----------------

 (In thousands, except per share data)                                                2004              2003
-------------------------------------------------------------------------- ----- ---------------- -----------------
Net income as reported                                                     $             318,311           286,286
Total stock-based employee compensation expense  determined under fair value based method for all awards, net of related tax effects
                                                                                          (9,763)          (10,110)
                                                                                 ---------------- -----------------
Net income - pro forma                                                     $             308,548           276,176
                                                                                 ================ =================

Earnings per share:
Basic - as reported                                                        $                1.04              0.95
Basic - pro forma                                                                           1.01              0.91
Diluted - as reported                                                                       1.03              0.94
Diluted - pro forma                                                                         1.00              0.91

For the three months ended September 30, 2004 and 2003:


 (In thousands, except per share data)                                                2004              2003
-------------------------------------------------------------------------- ----- ---------------- -----------------
Net income as reported                                                     $             109,008           100,000
Total stock-based employee compensation expense  determined under fair value based method for all awards, net of related tax effects
                                                                                          (3,649)           (3,407)
                                                                                 ---------------- -----------------
Net income - pro forma                                                     $             105,359            96,593
                                                                                 ================ =================
Earnings per share:
Basic - as reported                                                        $                0.35              0.33
Basic - pro forma                                                                           0.34              0.32
Diluted - as reported                                                                       0.35              0.33
Diluted - pro forma                                                                         0.34              0.32


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

Synovus is in the process of completing the purchase price allocation relating to the Peoples Bank acquisition. The purchase price allocation has been preliminarily determined as follows:


 -----------------------------------------------------------------------------------------
 (In thousands)                                                       At January 31, 2004
 -----------------------------------------------------------------------------------------
 Cash and due from banks                                       $                   15,449
 Investment securities available for sale                                          47,844
 Federal funds sold                                                                 3,454
 Loans, net                                                                       185,931
 Premises and equipment                                                             8,274
 Core deposit premium                                                               5,349
 Goodwill                                                                          53,563
 Other assets                                                                       4,125
                                                               ---------------------------
      Total assets acquired                                                       323,989
                                                               ---------------------------
 Deposits                                                                         199,979
 Federal funds purchased                                                           28,765
 Notes payable                                                                     15,237
 Other liabilities                                                                  1,608
                                                               ---------------------------
      Total liabilities assumed                                                   245,589
                                                               ---------------------------
           Net assets acquired                                 $                   78,400
                                                               ===========================


On June 1, 2004, Synovus acquired all the issued and outstanding common shares of Trust One Bank (Trust One) in Memphis, Tennessee. Trust One has six branches serving east Shelby County, Tennessee, which includes Germantown, Cordova, Collierville and east Memphis. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Trust One have been included in the consolidated financial statements beginning June 1, 2004.

The aggregate purchase price was $111.0 million, consisting of 3,841,302 shares of Synovus common stock valued at $107.7 million, approximately $3,000 in cash, stock options valued at $3.2 million and $126 thousand in direct acquisition costs (which consist primarily of external legal fees and accounting fees). The value of the common stock issued was determined based on the average market price of Synovus' common stock over the 2-day period before and after the terms of the acquisition were agreed to and announced. The fair value of the stock options was determined based on the Black-Scholes option pricing model.

Of the $81.0 million of acquired intangible assets, $73.1 million was allocated to goodwill. The goodwill will not be deductible for tax purposes. The identifiable intangible asset consists of the core deposit premium, which has an estimated fair value of $7.9 million and a weighted average useful life of 10 years.

Synovus is in the process of completing the purchase price allocation relating to the Trust One acquisition. The purchase price allocation has been preliminarily determined as follows:

 (In thousands)                                                           At June 1, 2004
 -----------------------------------------------------------------------------------------
 Cash and due from banks                                       $                   13,877
 Investment securities available for sale                                          79,952
 Federal funds sold                                                                   500
 Mortgage loans held for resale                                                       171
 Loans, net                                                                       314,465
 Premises and equipment                                                             5,328
 Core deposit premium                                                               7,869
 Goodwill                                                                          73,054
 Other assets                                                                      17,436
                                                               ---------------------------
      Total assets acquired                                                       512,652
                                                               ---------------------------
 Deposits                                                                         346,192
 Federal funds purchased                                                           16,658
 Notes payable                                                                     29,903
 Other liabilities                                                                  8,860
                                                               ---------------------------
      Total liabilities assumed                                                   401,612
                                                               ---------------------------
           Net assets acquired                                 $                  111,040
                                                               ===========================

On August 2, 2004, TSYS completed the acquisition of Clarity Payment
Solutions, Inc. (Clarity) for $53.0 million, in cash. The acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations of Clarity have been included in the consolidated financial results beginning August 2, 2004. TSYS is in the process of finalizing the purchase price allocation and has preliminarily allocated approximately $43.8 million to goodwill, approximately $10.9 million to other intangibles and the remaining amount to the assets and liabilities acquired. Clarity is a leading provider of prepaid card solutions that utilize the Visa, MasterCard, EFT and ATM networks for Fortune 500 companies as well as domestic and international financial institutions. TSYS will merge its existing prepaid division with Clarity and has branded the combined entity as TSYS Prepaid, Inc. TSYS believes the acquisition of TSYS Prepaid, Inc. enhances TSYS' processing services by adding enhanced functionality and distinct value differentiation for TSYS and its clients.

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

Segment information as of and for the nine months ended September 30, 2004 and 2003 is presented in the following table:

Nine months ended September 30, 2004 and 2003

                                                           Financial
(In thousands)                                              Services        TSYS (a)      Eliminations      Consolidated
--------------------------------------------------------------------------------------------------------------------------
Interest income                                2004           $846,704            648        (648)  (b)        $  846,704
                                               2003            796,776            649        (678)  (b)           796,747
--------------------------------------------------------------------------------------------------------------------------
Interest expense                               2004            210,556            153        (648)  (b)           210,061
                                               2003            231,726             66        (678)  (b)           231,114
--------------------------------------------------------------------------------------------------------------------------
Net interest income                            2004            636,148            495            -                636,643
                                               2003            565,050            583            -                565,633
--------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                      2004             54,464              -            -                 54,464
                                               2003             51,977              -            -                 51,977
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision            2004            581,684            495            -                582,179
     for loan losses                           2003            513,073            583            -                513,656
--------------------------------------------------------------------------------------------------------------------------
Total non-interest income                      2004            246,520        900,134     (13,980)  (c)         1,132,674
                                               2003            234,978        790,707     (11,946)  (c)         1,013,739
--------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                     2004            467,093        737,167     (13,980)  (c)         1,190,280
                                               2003            430,955        638,344     (11,946)  (c)         1,057,353
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                     2004            361,111        163,462     (20,581)  (d)           503,992
                                               2003            317,096        152,946     (19,453)  (d)           450,589
--------------------------------------------------------------------------------------------------------------------------
Income tax expense                             2004            130,047         55,634            -                185,681
                                               2003            113,173         51,130            -                164,303
--------------------------------------------------------------------------------------------------------------------------
Net income                                     2004            231,064        107,828     (20,581)  (d)           318,311
                                               2003            203,923        101,816     (19,453)  (d)           286,286
--------------------------------------------------------------------------------------------------------------------------
Total assets                                   2004         23,337,175      1,127,997     (75,679)  (e)        24,389,493
                                               2003         20,149,986        893,753     (20,345)  (e)        21,023,394
--------------------------------------------------------------------------------------------------------------------------

Segment information as of and for the three months ended September 30, 2004 and 2003 is presented in the following table:

Three months ended September 30, 2004 and 2003

                                                            Financial
(In thousands)                                              Services        TSYS (a)      Eliminations      Consolidated
--------------------------------------------------------------------------------------------------------------------------
Interest income                                2004          $ 299,749            272        (274)  (b)        $  299,747
                                               2003            266,268             57         (77)  (b)           266,248
--------------------------------------------------------------------------------------------------------------------------
Interest expense                               2004             76,503             84        (274)  (b)            76,313
                                               2003             73,176             36         (77)  (b)            73,135
--------------------------------------------------------------------------------------------------------------------------
Net interest income                            2004            223,246            188            -                223,434
                                               2003            193,092             21            -                193,113
--------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                      2004             21,192              -            -                 21,192
                                               2003             15,108              -            -                 15,108
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision            2004            202,054            188            -                202,242
     for loan losses                           2003            177,984             21            -                178,005
--------------------------------------------------------------------------------------------------------------------------
Non-interest income                            2004             76,699        312,432      (4,840)  (c)           384,291
                                               2003             81,061        270,216      (4,092)  (c)           347,185
--------------------------------------------------------------------------------------------------------------------------
Non-interest expense                           2004            157,551        252,994      (4,840)  (c)           405,705
                                               2003            147,564        217,216      (4,092)  (c)           360,688
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                     2004            121,202         59,627      (7,480)  (d)           173,349
                                               2003            111,481         53,021      (6,780)  (d)           157,722
--------------------------------------------------------------------------------------------------------------------------
Income tax expense                             2004             43,935         20,406            -                 64,341
                                               2003             40,214         17,508            -                 57,722
--------------------------------------------------------------------------------------------------------------------------
Net income                                     2004             77,267         39,221      (7,480)  (d)           109,008
                                               2003             71,267         35,513      (6,780)  (d)           100,000
--------------------------------------------------------------------------------------------------------------------------
Total assets                                   2004         23,337,175      1,127,997     (75,679)  (e)        24,389,493
                                               2003         20,149,986        893,753     (20,345)  (e)        21,023,394

(a) Includes equity in income of joint ventures which is included in non-interest income.
(b) Primarily interest on TSYS' cash deposits with the Financial Services segment.
(c) Principally, electronic payment processing services provided by TSYS to the Financial Services segment.
(d) Minority interest in TSYS and GP Network Corporation (a TSYS subsidiary).
(e) Primarily TSYS' cash deposits with the Financial Services segment.

Segment information for the changes in the carrying amount of goodwill for the nine months ended September 30, 2004 is shown in the following table:


                                                                  Financial
(In thousands)                                                     Services              TSYS              Total
----------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2003                               $          219,242              29,626          248,868
Goodwill acquired during period <f1>                                     126,617              43,838          170,455
Impairment losses                                                              -                   -                -
                                                              ------------------- ------------------- ----------------
Balance as of September 30, 2004                              $          345,859              73,464          419,323
                                                              =================== =================== ================


<f1>     See Note 5 for information regarding goodwill relating to acquisitions completed during the nine months ended September 30, 2004.

Intangible assets (excluding goodwill) as of September 30, 2004 and December 31, 2003 are presented in the table below.

(In thousands)                                                           September 30, 2004         December 31, 2003
----------------------------------------------------------------------------------------------------------------------
Purchased trust revenues                                       $                      3,274                     3,485
Core deposit premiums                                                                29,571                    20,380
Employment contracts/non-competition
   Agreements                                                                           863                       388
Acquired customer contracts                                                           5,517                     6,478
Intangibles associated with the acquisition
   of minority interest in TSYS                                                       2,442                     2,656
Customer relationships                                                                1,700                        --
Other                                                                                   452                       583
                                                                ---------------------------- -------------------------
Total Carrying Value                                        $                        43,819                    33,970
                                                                ============================ =========================

Note 7 - Dividends per Share
----------------------------

Dividends declared per share for the quarter ended September 30, 2004 were $0.1733, up 5.0% from $0.1650 for the third quarter of 2003. For the nine months ended September 30, 2004, dividends declared per share were $.5199, up 5.0% from $.4950 for the same period a year ago.

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

A summary of interest rate swap contracts utilized for interest rate risk management at September 30, 2004 is shown in the following table.

                                                       Weighted Average                Unrealized
                                              ------------------------------------ --------------------
                                                                       Maturity                              Net
                                  Notional     Receive       Pay          In                             Unrealized
(Dollars in thousands)             Amount        Rate      Rate(*)      Months      Gains     Losses     Gains (Losses)
---------------------------- --- ------------ ----------- ----------- ------------ --------- ---------- --------------
Receive fixed swaps:
Fair value hedges            $       427,500       4.33%       1.76%       96         2,991    (4,504)        (1,513)
Cash flow hedges                     500,000       5.12%       4.75%       16            563    (2,426)        (1,863)
                                 ------------                                      --------- ---------- --------------
Total                        $       927,500       4.75%       3.37%       53          3,554    (6,930)        (3,376)
                                 ============                                      ========= ========== ==============

(*) Variable pay rate based upon contract rates in effect at September 30, 2004.

At September 30, 2004, Synovus had commitments to fund fixed-rate mortgage loans to customers in the amount of $145.6 million. The fair value of these commitments was $35,921.

At September 30, 2004, outstanding commitments to sell fixed-rate mortgage loans amounted to approximately $159.3 million. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding commitments to originate residential mortgage loans for resale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans at September 30, 2004 was ($1.4 million).

Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the risk to Synovus. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings. As of September 30, 2004, the notional amount of customer related derivative financial instruments was $347.5 million.

Note 9 - Recent Accounting Pronouncements
-----------------------------------------

On November 13, 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This guidance was to be applied in other-than-temporary impairment evaluations performed in reporting periods beginning after June 15, 2004. Disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Financial Accounting Standards Board (FASB) Statements No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations." The disclosure requirements for all other investments are effective in annual financial statements for fiscal years ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position (FSP) EITF Issue 03-1-1 which delays the effective date for the measurement and recognition guidance set forth in paragraphs 10-20 of EITF Issue No. 03-1 until additional implementation guidance is issued by the FASB. Synovus anticipates that the full adoption of EITF 03-1 will not have a material impact on its financial statements.

On March 31, 2004, the FASB issued an Exposure Draft titled "Share-Based Payments, an amendment of FASB Statements No. 123 and 95," that would be called "FAS 123r," that addresses accounting for equity based compensation arrangements. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and replace some of the existing requirements under FASB Statement No. 123, "Accounting for Stock-Based Compensation." The proposed statement would require that such arrangements be accounted for using the fair-value-based method of accounting and the related cost expensed over the corresponding service period. It is anticipated that the final statement will be issued in the fourth quarter of 2004. On October 13, 2004, the FASB announced that the proposed standard would be adopted by public companies the first fiscal quarter beginning after June 15, 2005. Synovus provides proforma disclosures related to stock-based compensation in Note 4.

On March 9, 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 105 (SAB 105), "Application of Accounting Principles to Loan Commitments." SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. Synovus adopted the provisions of SAB 105 effective April 1, 2004 on a prospective basis. Upon adoption of SAB 105, Synovus modified the way in which it values its loan commitments to fund mortgage loans. The impact of the adoption of SAB 105 resulted in mortgage revenues being approximately $1.2 million less than what would have been recognized under the former method of accounting during the second quarter of 2004.

Note 10 - Other
---------------

Certain amounts in 2003 have been reclassified to conform to the presentation adopted in 2004.

                        ITEM 2 - MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Executive Summary

The following financial review provides a discussion of Synovus' financial condition, changes in financial condition, and results of operations.

About Our Business
         Synovus is a diversified financial services holding company, based in Columbus, Georgia, with more than $24 billion in assets. Synovus operates two business segments: the Financial Services and the Transaction Processing Services (TSYS) segments. The Financial Services segment provides integrated financial services including banking, financial management, insurance, mortgage and leasing services through 40 decentralized affiliate banks and other Synovus offices in five southeastern states. At September 30, 2004, our affiliate banks ranged in size from $37.4 million to $4.8 billion in total assets. The TSYS segment provides electronic payment processing services through our 81% owned subsidiary Total System Services, Inc. (TSYS), the world's largest third party processor of international payments. Our ownership in TSYS gives us a unique business mix: for the first nine months of 2004, 49% of our consolidated revenues and 29% of our net income came from TSYS.

Our Key Financial Performance Indicators
         In terms of how we measure success in our business, the following are our key financial performance indicators:

Financial Services
         * Net Interest Margin              * Credit Quality
         * Loan Growth                      * Fee Income Growth
         * Deposit Growth                   * Expense Management

TSYS
         * Revenue Growth                   * Expense Management

 2004 Financial Performance vs. 2003

Consolidated
         * Net income of $109.0 million, up 9.0% and $318.3 million, up 11.2% for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003
         * Diluted EPS of $0.35, up 6.2% and $1.03, up 9.4% for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003

Financial Services
         * Net interest margin: 4.25% for the three and nine months ended September 30, 2004 as compared to 4.22% and 4.26%, respectively, for the same periods in 2003
         * Loan growth: 18.5% increase from September 30, 2003 (15.7% excluding acquisitions and divestitures)

         * Credit quality: Ended the third quarter of 2004 in a very positive fashion:
                  * Nonperforming assets ratio of .56%, down from .73%
                     at September 30, 2003, and
                  * Past dues over 90 days as a percentage of total loans of .12% compared to .15% at September 30, 2003, and
                  * Net charge-off ratio of .26% compared to .32% for the third quarter of 2003, and .22% compared to .34% for the first nine months of 2003
         * Deposit growth: 14.5% increase from a year ago (11.6% excluding acquisitions and divestitures)
         * Fee income growth: down 5.4% for the quarter and up 4.9% for the first nine months of 2004 over the corresponding periods in the prior year
         * General and administrative expenses up by 6.8% for the quarter and up 8.4% for the first nine months of 2004 over the corresponding periods in the prior year. Headcount was down 115 (excluding new markets and divestitures) as compared to December 31, 2003
         * Net income growth: 8.4% and 13.3% for the three and nine months ended September 30, 2004 over the corresponding periods in the prior year

TSYS
         * Revenue growth before reimbursable items: 18.1% and 16.6% for the three and nine months ended September 30, 2004 over the corresponding periods in the prior year
         * Net income growth: 10.5% and 5.9% for the three months and nine months ended September 30, 2004 over the corresponding periods in the prior year

Our financial performance for the quarter was driven by excellent credit quality and strong loan growth, along with stability in the net interest margin, while our expense management remained on track. Additionally, TSYS' financial performance was in line with expectations.

Synovus continues with its strategic market repositioning. During the nine months ended September 30, 2004, we completed the acquisition of Peoples Bank in Palm Harbor, Florida and Trust One Bank in Memphis, Tennessee. We also entered the Savannah, Georgia market and opened our first de novo bank, Synovus Bank of Jacksonville, in the second quarter of 2004. Additionally, during the first quarter of 2004, we exited one market with the sale of our bank in Quincy, Florida. This transaction resulted in a $9.7 million after-tax gain recorded in the first quarter.

On October 13, 2004, TSYS finalized a definitive agreement with JPMorgan
Chase & Co. (Chase) to service the combined card portfolios of Chase Card Services and to upgrade its card-processing technology. The agreement extends a relationship that started with TSYS and the former Bank One Corp. (Bank One) in March 2003. Pursuant to the revised agreement, the first phase of the project was executed successfully and Bank One's remaining accounts will be converted to the TS2(R) processing platform during the fourth quarter of 2004, according to the project's original schedule. Chase is expected to convert its consumer and commercial accounts to TS2 in the second half of 2005, after which TSYS expects to maintain the card-processing functions of Chase Card Services for at least two years. Chase Card Services then has the option to migrate the portfolio in-house, under a perpetual license of TS2 with a six-year payment term.

Critical Accounting Policies

The accounting and financial reporting policies of Synovus conform to accounting principles generally accepted in the United States of America and to general practices within the banking and electronic payment processing industries. Synovus has identified certain of its accounting policies as "critical accounting policies." In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. The application of these policies has a significant impact on Synovus' financial statements. Synovus' financial results could differ significantly if different judgments or estimates are applied in the application of these policies.

Synovus' critical accounting policies are described in the "Financial Review" section of Synovus' 2003 Annual Report on Form 10-K. There have been no material changes to Synovus' critical accounting policies, estimates, and assumptions, or the judgments affecting the application of these estimates and assumptions in 2004.

Business Combinations

Refer to Note 5 of the Notes to Consolidated Financial Statements for a discussion of business combinations.

Balance Sheet

During the first nine months of 2004, total assets increased $2.8 billion. Loans, net of unearned income, increased by $2.4 billion, and investment securities available for sale increased by $91.9 million. Goodwill increased by $170.5 million. Providing the necessary funding for the balance sheet growth during the first nine months of 2004, the deposit base grew $1.8 billion, federal funds purchased and securities sold under repurchase agreements increased $316.4 million, long-term debt increased $164.3 million, and shareholders' equity increased $331.7 million.

Loans

Compared to September 30, 2003, total loans grew by 18.5%. Excluding the impact of acquisitions and divestitures, year-over-year loan growth was 15.7%. The loan growth was broad-based across our geographic markets, with two-thirds of our banks increasing at a double-digit rate. On a sequential quarter basis, total loans outstanding grew by $796 million or 17.5% annualized. The sequential quarter annualized loan growth by portfolio types was as follows: commercial real estate 22.4%, commercial and industrial 9.0%, and consumer 14.7%.

The table on page 21 illustrates the composition of the loan portfolio (classified by loan purpose) as of September 30, 2004. The commercial real estate portfolio totals $10.9 billion, which represents 57.6% of the total loan portfolio. Loans for the purpose of financing investment properties total $3.3 billion, which is only 17.5% of the total loan portfolio, or less than one-third of the total commercial real estate portfolio. The investment properties loan category includes $459.2 million in loans in the Atlanta market. This amount represents 2.4% of the total loan portfolio, or 4.2% of the total commercial real estate portfolio. The primary source of repayment on investment property loans is the income from the underlying property (e.g., hotels, office buildings, shopping centers, and apartment units' rental income), with the collateral as the secondary source of repayment. Additionally, in almost all cases, these loans are made on a recourse basis, which provides another source of repayment. From an underwriting standpoint, these loans are evaluated by determining the impact of higher interest rates, as well as lower occupancy rates, on the borrower's ability to service debt.

Commercial loans for the purpose of financing 1-4 family properties represent $2.9 billion or 15.4% of the total loan portfolio, and one-fourth of the total commercial real estate portfolio. The 1-4 family properties category includes $943.9 million in loans in the Atlanta market, which is 5.0% of the total loan portfolio, or 32.5% of the 1-4 family properties category.
Included in total commercial real estate loans are $3.8 billion in commercial and industrial related real estate loans. These loans are categorized as owner-occupied and other property loans on the table shown on page 21. These loans represent 20.0% of the total loan portfolio, or 34.8% of the total commercial real estate portfolio. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization (e.g., accounting; legal and medical services; retailers; manufacturers and wholesalers). These loans typically carry the personal guarantees of the principals of the business.

Commercial and industrial loans represent $4.9 billion or 26.2% of the total loan portfolio at September 30, 2004. These loans are diversified by geography, industry, and loan type. Consumer loans at September 30, 2004 total $3.1 billion, representing 16.4% of the total loan portfolio.

Asset Quality

Asset quality continued to be at excellent levels. The non-performing assets ratio was 0.56% at September 30, 2004 compared to 0.58% at December 31, 2003. The quality of our commercial real estate portfolio remains strong with a nonperforming loan ratio of only 0.21% of total commercial real estate loans at September 30, 2004. This compares to an overall nonperforming loan ratio for the total loan portfolio of 0.42%. The net charge-off ratio for the third quarter was 0.26%, down from 0.32% for the third quarter of 2003. The net charge-off ratio for the nine months ended September 30, 2004 was 0.22% down from 0.34% for the same period in 2003. We believe that the net charge-off ratio for the year will be less than 0.30%.

Past due levels remained very favorable, with total loans past due (and still accruing interest) at 0.63% of loans. Loans 90 days past due and still accruing interest at September 30, 2004 were $23.2 million, or 0.12% of total loans, compared to 0.13% at year-end 2003. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments on the loans. Management further believes the resolution of these delinquencies will not cause a material increase in nonperforming assets.

The allowance for loan losses is $257.6 million, or 1.37% of net loans, at September 30, 2004 compared to $226.1 million, or 1.37% of net loans, at December 31, 2003. The allowance to non-performing loans coverage was 323% at September 30, 2004, compared to 335% at December 31, 2003.

The provision for loan losses was $21.2 million for the third quarter of 2004 compared to $15.1 million for the third quarter of 2003. For the first nine months of 2004, the provision for loan losses was $54.5 million as compared to $52.0 million for the same period a year ago. Lower net charge-offs in 2004 had a lowering impact on the 2004 provision expense when compared to 2003. This impact has been offset by the additional provision expense levels required by the strong loan growth in 2004. For the first nine months of 2004, total provision expense covered net charge-offs by 1.91 times compared to 1.34 times for the same period a year ago.

(Dollars in thousands)                                        September 30, 2004              December 31, 2003
-----------------------------------------------------------------------------------------------------------------
Nonperforming loans                                   $                   79,776        $                67,442
Other real estate                                                         25,424                         28,422
                                                      ---------------------------       ------------------------
Nonperforming assets                                  $                  105,200        $                95,864
                                                      ===========================       ========================

Loans 90 days past due and still accruing             $                   23,178        $                21,138

Allowance for loan losses                             $                  257,647        $               226,059
Allowance for loan losses as a % of loans                                   1.37  %                        1.37  %
As a % of loans and other real estate:
    Nonperforming loans                                                     0.42  %                        0.41  %
    Other real estate                                                       0.14                           0.17
                                                      ---------------------------       ------------------------
    Nonperforming assets                                                    0.56  %                        0.58  %
                                                      ===========================       ========================

Allowance to nonperforming loans                                          322.96  %                      335.19  %

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

The following table shows the composition of the loan portfolio and nonperforming loans (classified by loan purpose) as of September 30, 2004.

(Dollars in thousands)                                                                                      % of
                                                                                       Total                Total
                                                            % of                       Non-                 Non-
                                    Total Loans         Total Loans                 performing           performing
Loan Type                                               Outstanding                    Loans                Loans
--------------------------------------------------------------------------------------------------------------------------
Commercial Real

Estate



Multi-Family                      $       563,195                  3.0    %      $            931                1.2    %
Hotels                                    788,160                  4.2                      1,541                1.9
Office Buildings                          724,883                  3.8                        769                1.0
Shopping Centers                          565,994                  3.0                      2,738                3.4
Commercial Development
                                          659,350                  3.5                         60                0.1
                                   ---------------    -----------------           ----------------   ----------------
Total Investment Properties
                                        3,301,582                 17.5                      6,039                7.6
                                   ---------------    -----------------           ----------------   ----------------

1-4 Family Construction
                                        1,093,713                  5.8                      1,235                1.5
1-4 Family Perm
   /Mini-Perm                             828,892                  4.4                      5,427                6.8
Residential Development
                                          985,318                  5.2                          -                  -
                                   ---------------    -----------------           ----------------   ----------------
Total 1-4 Family
Properties                              2,907,923                 15.4                      6,662                8.3

Land Acquisition                          886,014                  4.7                        212                0.3
                                   ---------------    -----------------           ----------------   ----------------

Total Investment-Related Real
  Estate                                7,095,519                 37.6                     12,913               16.2


                                   ---------------    -----------------           ----------------   ----------------

Owner-Occupied                          2,180,811                 11.5                      6,405                8.0
Other Property                          1,602,199                  8.5                      3,791                4.8
                                   ---------------    -----------------           ----------------   ----------------

Total Commercial
   Real Estate                         10,878,529                 57.6                     23,109               29.0

Commercial &
  Industrial                            4,935,646                 26.2                     48,977               61.4
Consumer                                3,097,262                 16.4                      7,690                9.6

Unearned Income                          (40,381)                (0.2)                          -                  -
                                   ---------------    -----------------           ----------------   ----------------

Total                             $    18,871,056               100.00    %      $         79,776             100.00    %
                                   ===============    =================           ================   ================

Deposits

Total deposits at September 30, 2004 were $17.8 billion, a $1.8 billion increase from December 31, 2003. This change reflects an increase of $553.5 million relating to deposits added in conjunction with the acquisitions of Peoples Bank and Trust One and a decrease of $97.3 million in deposits relating to the sale of our bank in Quincy, Florida. Compared to a year ago, total deposits grew by 14.5%. Excluding the impact of acquisitions and divestitures, core deposits (total deposits excluding certificates of deposits over $100,000) grew by 8.9% over the prior year. This growth was led by strong increases in both demand deposit and money market accounts, with increases of 10.7% and 20.8%, respectively.

Capital Resources and Liquidity

Synovus has always placed great emphasis on maintaining a strong capital base and continues to exceed regulatory capital requirements. Additionally, based on internal calculations and previous regulatory exams, each of the subsidiary banks is currently in compliance with regulatory capital guidelines. Total risk-based capital was $2.837 billion at September 30, 2004, compared to $2.618 billion at December 31, 2003. The ratio of total risk-based capital to risk-weighted assets was 12.40% at September 30, 2004 compared to 13.06% at December 31, 2003. The leverage ratio was 9.77% at September 30, 2004 compared to 10.09% at December 31, 2003.

The equity-to-assets ratio was 10.56% at September 30, 2004 compared to 10.38% at year-end 2003. The equity-to-assets ratio, exclusive of net unrealized gains (losses) on investment securities available for sale, was 10.52% at September 30, 2004, compared to 10.24% at year-end 2003.

Synovus' management actively analyzes and manages the liquidity position in coordination with the appropriate committees at subsidiary banks. Management must ensure that adequate liquidity, at a reasonable cost, is available to meet the cash flow needs of depositors, borrowers, and creditors. Management constantly monitors and maintains appropriate levels of assets and liabilities so as to provide adequate funding sources to meet estimated customer withdrawals and future loan requests. Subsidiary banks have access to overnight federal funds lines with various financial institutions, which total approximately $3.4 billion and can be drawn upon for short-term liquidity needs. Banking liquidity and sources of funds have not changed significantly since December 31, 2003.

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

The consolidated statements of cash flows detail cash flows from operating, investing, and financing activities. For the nine months ended September 30, 2004, operating activities provided net cash of $530.6 million, investing activities used $2.1 billion, and financing activities provided $1.6 billion, resulting in an increase in cash and due from banks of $61.4 million.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the first nine months of 2004 were $22.8 billion, up 12.9% over the first nine months of 2003. Excluding the impact of acquisitions and divestitures in both years, average assets increased 9.8%. Average earning assets were up 12.6% in the first nine months of 2004 over the same period last year, and represented 89.5% of average total assets. When compared to the same period last year, average deposits increased $1.8 billion, average federal funds purchased and securities sold under repurchase agreements increased $401.1 million, average long-term debt increased $26.0 million, and average shareholders' equity increased $277.2 million. This growth provided the funding for $2.1 billion growth in average net loans, $327.2 million growth in average investments, and $52.8 million growth in average federal funds sold and securities purchased under resale agreements.

For the nine months ended September 30, 2004, net interest income was $636.6 million, up $71.0 million, or 12.6%, over $565.6 million for the same period a year ago. Net interest income was $223.4 million for the three months ended September 30, 2004, up $30.3 million, or 15.7%, over the $193.1 million reported for the three months ended September 30, 2003. For the nine months ended September 30, 2004, net interest income, on a tax equivalent basis, increased $70.7 million, or 12.4%, over the same period in 2003. For the three months ended September 30, 2004, net interest income, on a tax-equivalent basis, increased $30.2 million, or 15.5%, over the same period in 2003.

The net interest margin was 4.25% for the nine months ended September 30, 2004, down 1 basis point from the nine months ended September 30, 2003. This decrease resulted from a 35 basis point decrease in the yield on earning assets, which was partially offset by a 34 basis point decrease in the effective cost of funds. The decreased yield on earning assets was largely due to a 34 basis point decline in loan yields. This decline was primarily due to strong variable rate loan growth and scheduled payments and prepayments on higher rate fixed rate loans. Lower realized yields on investment securities also contributed to the earning asset yield decline. The decreased effective cost of funds was due to lower average rates paid on interest-bearing funding which has driven by the downward repricing of fixed rate certificates of deposits and other borrowings.

On a sequential quarter basis, net interest income increased by $13.0 million, while the net interest margin was 4.25%, up 1 basis point from the second quarter. The yield on earning assets increased by 11 basis points, which was primarily due to an increase in loan yields resulting from a 42 basis point increase in the average prime rate for the quarter. The effective cost of funds increased by 10 basis points. This increase was driven by higher rates on variable rate wholesale funding as well as modest increases in variable rate deposit accounts.

The tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

                                                     Nine Months Ended                  Three Months Ended
                                                       September 30,                       September 30,
(In thousands)                                    2004              2003               2004              2003
------------------------------------------------------------------------------------------------------------------
Interest income                          $           846,704           796,747            299,747         266,248
Taxable-equivalent adjustment                          5,257             5,554              1,710           1,831
                                             ----------------  ----------------   ----------------   -------------
Interest income,
   Taxable-equivalent                                851,961           802,301            301,457         268,079
Interest expense                                     210,061           231,114             76,313          73,135
                                             ----------------  ----------------   ----------------   -------------
Net interest income,
   Taxable-equivalent                    $           641,900           571,187            225,144         194,944
                                             ================  ================   ================   =============


During the third quarter of 2004, Synovus reassessed the standard loan origination costs and methodology used in conjunction with its accounting for loan origination fees and costs. As part of this assessment, Synovus will change its methodology and will recognize these costs netted against origination fees over the life of the respective loans as an adjustment of yield (interest income). Synovus has previously recognized fee income over the life of its loans after recognizing a portion of fee income upon loan origination to offset origination costs. The new methodology will be implemented on a prospective basis during the fourth quarter of 2004. The change is not expected to be material to Synovus' financial position, results of operations, or cash flows. The new methodology will however result in a decrease in general and administrative expenses with a corresponding decrease in interest income and the net interest margin.

Non-Interest Income

Total non-interest income during the first nine months of 2004 increased $118.9 million, or 11.7%, over the same period a year ago. For the three months ended September 30, 2004, total non-interest income increased $37.1 million, or 10.7% over the same period in 2003. For the first nine months of 2004, excluding reimbursable items, the increase in non-interest income was 13.6%, over the first nine months of 2003. For the third quarter of 2004, excluding reimbursable items, the increase was 12.5% over the same period in 2003.

Financial Services:

Total non-interest income for the Financial Services segment for the three and nine months ended September 30, 2004 was $76.7 million, down 5.4% and $246.5 million, up 4.9%, respectively, as compared to the same periods a year ago. The decline in mortgage banking income has significantly impacted these comparisons. Total mortgage banking income are down $11.2 million, or 62% for the quarter and $32.5 million, or 62% for the nine months ended September 30, 2004, compared to the same periods a year ago. The 2004 results include the $15.8 million pre-tax gain from the sale of a banking location recorded in the first quarter of 2004. Additionally, acquisitions and divestitures resulted in a net increase in non-interest income of $174 thousand and $873 thousand for the third quarter and first nine months of 2004, respectively, when compared to the same periods in 2003. Excluding mortgage banking income, the gain on sale of the banking location, as well as the impact of acquisitions and divestitures, the non-interest income growth is 12.0% for the third quarter and 16.0% for the first nine months of 2004, as compared to the same periods in 2003.

Reported service charges on deposit accounts, the single largest component of Financial Services fee income, are up 17.0% for the quarter and 16.7% for the first nine months of 2004. Excluding the impact of acquisitions and divestitures, service charges on deposit accounts grew by 17.3% for the quarter and 15.4% for the first nine months of 2004, as compared to the same periods in 2003.

Credit card fees are up 13.9% for the quarter and 13.2% for the first nine months of 2004.

Financial Management Services revenues increased 2.9% for the quarter and 7.6% for the first nine months of 2004, as compared to the same periods in 2003. Excluding the impact of divestitures, the increase was 3.5% for the quarter and 10.2% for the first nine months of 2004.

Financial Management Services added $1.4 billion in new assets under management during the first nine months of 2004 and we now have $15.0 billion in assets under management at September 30, 2004.

Transaction Processing Services:

TSYS' revenues are derived from providing electronic payment processing and related services to financial and nonfinancial institutions, generally under long-term processing contracts. TSYS' services are provided primarily through its cardholder systems, TS2 and TS1, to financial institutions and other organizations throughout the United States, Mexico, Canada, Honduras, the Caribbean, and Europe. TSYS currently offers merchant services to financial institutions and other organizations in Japan through its majority owned subsidiary, GP Network Corporation (GP Net). TSYS also provides back-end processing services for its joint venture, Vital Processing Services L.L.C. (Vital), to support merchant processing in the United States.

Electronic Payment Processing Services
Electronic payment processing services revenues increased $26.8 million, or 15.1%, for the three months ended September 30, 2004, compared to the same period in 2003. Revenues from electronic payment processing services increased $58.0 million, or 11.2% for the nine months ended September 30, 2004, compared to the same period in 2003. Electronic payment processing revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, credit bureau reports, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, student loan, and commercial card accounts. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards, as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow.

Due to the somewhat seasonal nature of the credit card industry, TSYS' revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season. Furthermore, growth or declines in card portfolios of existing clients, the conversion of cardholder accounts of new clients to TSYS' processing platforms, and the loss of cardholder accounts impact the results of operations from period to period. Another factor which may affect TSYS' revenues and results of operations from time to time is the sale by a client of its business, its card portfolio or a segment of its accounts to a party which processes cardholder accounts internally or uses another third-party processor. Consolidation in either the financial services or retail industries, a change in the economic environment in the retail sector, or a change in the mix of payments between cash and cards could favorably or unfavorably impact TSYS' financial position, results of operations, and cash flows in the future.

A significant amount of TSYS' revenues is derived from long-term contracts with large clients, including certain major customers. Processing contracts with large clients, representing a significant portion of TSYS' total revenues, generally provide for discounts on certain services based on the size and activity of clients' portfolios. Therefore, electronic payment processing revenues and the related margins are influenced by the client mix relative to the size of client card portfolios, as well as the number and activity of individual cardholder accounts processed for each client. Consolidation among financial institutions has resulted in an increasingly concentrated client base, which results in a changing client mix toward larger clients and increasing pressure on TSYS' operating profit margins.

TSYS provides services to its clients including processing consumer, retail, commercial, debit and stored-value cards, as well as student loan account processing. Average cardholder accounts on file for the nine months ended September 30, 2004 were 289.3 million, an increase of 11.5% over the average of 259.6 million for the same period in 2003. Total accounts on file at September 30, 2004 were 315.3 million, an 17.7% increase compared to the 267.9 million accounts on file at September 30, 2003. The change in accounts on file from September 2003 to September 2004 included the deconversion and purging of
4.5 million accounts, the addition of approximately 33.0 million accounts attributable to the internal growth of existing clients, and approximately 18.9 million accounts from new clients.

On March 3, 2003, TSYS announced that Bank One had selected TSYS to upgrade its credit card processing. Under the long-term software licensing and services agreement, TSYS is to provide electronic payment processing services to Bank One's credit card accounts for at least two years starting in 2004 (excluding statement and card production services). Following the provision of processing services, TSYS is to license a modified version of its TS2 consumer and commercial software to Bank One through a perpetual license with a six-year payment term. This agreement has been superseded by the agreement with Chase described below. TSYS used the percentage-of-completion accounting method for its agreement with Bank One and recognized revenues in proportion to costs incurred. TSYS' revenues from Bank One were approximately 6.3% of TSYS' total revenues for the nine months ended September 30, 2004.

On January 14, 2004, Chase and Bank One announced an agreement to merge. On January 20, 2004, Circuit City Stores, Inc. (Circuit City) announced an agreement to sell its private-label credit card business to Bank One. TSYS has a long-term agreement with Circuit City until April 2006. On July 1, 2004 Bank One and Chase merged under the name of Chase.

On October 13, 2004, TSYS finalized a definitive agreement with Chase to service the combined card portfolios of Chase Card Services and to upgrade its card-processing technology. The agreement extends a relationship that started with TSYS and the former Bank One Corp. in March 2003. Pursuant to the revised agreement, the first phase of the project was executed successfully and Bank One's remaining accounts will be converted to the TS2 processing platform during the fourth quarter of 2004, according to the project's original schedule. Chase is expected to convert its consumer and commercial accounts to TS2 in the second half of 2005, after which TSYS expects to maintain the card-processing functions of Chase Card Services for at least two years. Chase Card Services then has the option to migrate the portfolio in-house, under a perpetual license of TS2 with a six-year payment term.

As a result of the revised agreement with Chase, TSYS will discontinue its use of the percentage of completion accounting method for its original agreement with Bank One. The revised agreement will be accounted for in accordance with Emerging Issues Task Force (EITF) 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables", and other applicable guidance.

In October 2003, Circuit City announced that it had sold its Visa and MasterCard portfolio, which includes credit card receivables and related cash reserves, to FleetBoston. On March 31, 2004, Bank of America merged with FleetBoston. TSYS has been informed by Bank of America that TSYS will continue to process the Circuit City portfolio acquired by FleetBoston, and that FleetBoston will be converting its card portfolio to TSYS in March 2005.

TSYS anticipates it will execute an amendment to its processing agreement with Bank of America to encompass the processing of the FleetBoston portfolio, including the Circuit City portfolio acquired by FleetBoston. The impact of the yet unsigned amendment between TSYS and Bank of America on the financial position, results of operations and cash flows of TSYS cannot be determined at this time.

In July 2003, Sears and Citigroup announced an agreement for the sale by Sears to Citigroup of the Sears credit card and financial services businesses. Sears and Citigroup are both clients of TSYS, and TSYS considers its relationships with both companies to be very positive. TSYS and Sears are parties to a 10-year agreement, which was renewed in January of 2000, under which TSYS provides transaction processing for more than 84.4 million Sears accounts. For the nine months ended September 30, 2004, TSYS' revenues from the TSYS/Sears agreement represented 5.7% of TSYS' revenues. The agreement includes provisions for termination for convenience prior to its expiration upon the payment of a termination fee. The TSYS/Sears agreement also grants to Sears the one-time right to market test TSYS' pricing and functionality after May 1, 2004. Potential results of such market test, in which TSYS would be a participant, include continuation of the processing agreement under its existing terms, continuation of the processing agreement under mutually agreed modified terms, or termination of the processing agreement after May 1, 2006 without a termination fee. The impact of the transaction between Sears and Citigroup on the financial position, results of operations, and cash flows of TSYS cannot be determined at this time.

Revenues associated with ProCard are included in electronic payment processing services. These services include providing customized, Internet, Intranet and client/server software solutions for commercial card management programs. Revenues from these services increased 10.5% to $6.9 million for the three months ended September 30, 2004, compared to $6.2 million for the same period last year. For the nine months ended, September 30, 2004, revenues from these services increased 17.2% to $20.2 million compared to $17.2 million for the same period last year.

On August 2, 2004, TSYS completed the acquisition of Clarity Payment
Solutions, Inc. (Clarity) for $53.0 million, in cash. TSYS in in the process of finalizing the purchase price allocation and has preliminary allocated approximately $43.8 million to goodwill, approximately $10.9 million to other intangibles and the remaining amount to the assets and liabilities acquired. Clarity is a leading provider of prepaid card solutions that utilize the Visa, MasterCard, EFT and ATM networks for Fortune 500 companies as well as domestic and international financial institutions. TSYS will merge its existing prepaid division with Clarity and has branded the combined entity as TSYS Prepaid, Inc. TSYS believes the acquisition of TSYS Prepaid, Inc. enhances TSYS' processing services by adding enhanced functionality and distinct value differentiation for TSYS and its clients. For the three and nine months ended September 30, 2004, TSYS' revenues include $2.8 million of Clarity's revenues.

Total revenues from clients based in Mexico were $3.3 million for the three months ended September 30, 2004, a 68.7% decrease compared to the $10.7 million for the same period last year. Total revenues from clients based in Mexico were $9.2 million for the nine months ended September 30, 2004, a 67.0% decrease compared to the $27.8 million for the same period last year. During 2003, TSYS' largest client in Mexico notified TSYS that the client would be utilizing its internal global platform and deconverted in the fourth quarter of 2003. This client represented approximately 70% of TSYS' revenues from Mexico. Another Mexican client notified TSYS of its intentions to utilize its internal global platform and deconvert in mid-2004. This client represented approximately 21% of TSYS' revenues from Mexico prior to the deconversion of TSYS' largest client in Mexico. As a result, electronic payment processing revenues for 2004 from Mexico have decreased significantly when compared to electronic payment processing revenues from Mexico for 2003.

Value Added Products and Services

TSYS' revenues are also impacted by the use of optional value added products and services of TSYS' processing systems. Value added products and services are included mainly in electronic payment processing services revenues.

For both the three months ended September 30, 2004 and 2003, value added products and services represented 14.0% of TSYS' revenues. Revenues from these products and services, which include some reimbursable items paid to third-party vendors, increased 14.8%, or $5.5 million, for the three months ended September 30, 2004 compared to the same period last year.

For the nine months ended September 30, 2004 and 2003, value added products and services represented 13.5% and 14.0%, respectively, of TSYS' revenues. Revenues from these products and services increased 9.6%, or $10.4 million, for the nine months ended September 30, 2004 compared to the same period last year.

Other Transaction Processing Services Revenue
Other transaction processing services revenue increased $12.1 million or 39.1% for the three months ended September 30, 2004, compared to the same period in 2003. Other transaction processing services revenues increased $43.9 million, or 53.8%, for the nine months ended September 30, 2004, compared to the same period in 2003. The increase was primarily a result of increased debt collection services performed by TSYS Total Debt Management, Inc. and the revenues associated with Enhancement Services Corporation (ESC).

On April, 28, 2003, TSYS completed the acquisition of ESC for $36.0 million in cash. ESC provides targeted loyalty consulting and travel, as well as gift card and merchandise rewards programs to more than 40 national and regional financial institutions in the United States. For the three months ended September 30, 2004, TSYS' revenues included $5.4 million related to ESC's revenues and are included in other transaction processing services revenues, compared to $4.1 million for the same period in 2003. For the nine months ended September 30, 2004, TSYS' revenues included $14.9 million of ESC's revenues, compared to $7.2 million for the same period in 2003.

Major Customers
A significant amount of TSYS' revenues is derived from long-term contracts with large clients, including certain major customers. For the three months ended September 30, 2004, TSYS had two major customers, which accounted for approximately 25.6%, or $78.3 million, of TSYS' revenues. For the three months ended September 30, 2003, TSYS had two major customers that accounted for 27.4%, or $72.8 million, of TSYS revenues.

For the nine months ended September 30, 2004 and 2003, TSYS had two major customers. The major customers for the nine months ended September 30, 2004 accounted for approximately 27.2%, or $239.3 million of TSYS' revenues as compared to 29.1%, or $225.8 million, of TSYS' revenues, for the same period in 2003. The loss of one of TSYS' major customers, or other significant clients, could have a material adverse effect on TSYS' financial position, results of operations, and cash flows.

Equity in Income from Joint Ventures
TSYS' share of income from its equity in joint ventures was $6.9 million and $3.9 million for the three months ended September 30, 2004 and 2003, respectively. TSYS' share of income from equity in joint ventures was $19.2 million and $12.9 million for the nine months ended September 30, 2004 and 2003, respectively. The increase for the quarter and the first nine months of 2004 is primarily attributable to the improvement in Vital's operating results as a result of increased volumes. These amounts are reflected as a component of other non-interest income in the accompanying consolidated statements of income.

Non-Interest Expense

For the nine months ended September 30, 2004, total non-interest expense increased $132.9 million, or 12.6%. Excluding reimbursable items, the increase was 14.6%. For the three months ended September 30, 2004, total non-interest expense increased $45.0 million, or 12.5%, over the same period in 2003. Management analyzes non-interest expense in two separate components: Financial Services and Transaction Processing Services.

The following table summarizes non-interest expense for the nine months ended September 30, 2004 and 2003.

                                                             Nine months ended              Nine months ended
(In thousands)                                             September 30, 2004(*)          September 30, 2003(*)
--------------------------------------------------------------------------------------------------------------------
                                                                       Transaction                    Transaction
                                                        Financial      Processing      Financial      Processing
                                                         Services       Services        Services       Services
                                                       ------------- ---------------- ------------- ----------------
Salaries and other personnel expense                $       281,913          274,883       259,873          245,661
Net occupancy and equipment expense                          60,851          183,799        55,800          153,070
Other operating expenses                                    124,329          105,345       115,282           70,761
Reimbursable items                                               --          173,140            --          168,852
                                                       ------------- ---------------- ------------- ----------------
Total non-interest expense                          $       467,093          737,167       430,955          638,344
                                                       ============= ================ ============= ================

The following table summarizes non-interest expense for the three months ended September 30, 2004 and 2003.

                                                             Three Months Ended             Three Months Ended
(In thousands)                                              September 30, 2004(*)         September 30, 2003(*)
-------------------------------------------------------------------------------------- -----------------------------
                                                                        Transaction                   Transaction
                                                         Financial      Processing      Financial     Processing
                                                          Services       Services       Services       Services
                                                        ------------- ----------------------------- ----------------
Salaries and other personnel expense                 $        93,631          101,220       88,894           82,771
Net occupancy and equipment expense                           21,156           58,920       19,244           51,043
Other operating expenses                                      42,764           36,294       39,426           27,662
Reimbursable items                                                --           56,560           --           55,740
                                                        ------------- ---------------- ------------ ----------------
Total non-interest expense                           $       157,551          252,994      147,564          217,216
                                                        ============= ================ ============ ================

(*) The added totals are greater than the consolidated totals due to inter-segment balances which are eliminated in consolidation.

Financial Services:

Financial Services' non-interest expense increased on a reported basis 6.8% for the third quarter and 8.4% for the nine months ended September 30, 2004, compared to the same periods a year ago. The comparisons are impacted by acquisitions/divestitures, a decrease in mortgage unit-related employment expenses, as well as higher levels of incentive pay in 2004.

Acquisitions and divestitures accounted for $3.3 million and $10.6 million of the increase for the three months and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003. The decrease in total mortgage unit personnel expenses (compared to the same periods a year ago) was $3.2 million for the third quarter and $9.4 million for the first nine months of 2004. Additionally, total incentive compensation expense was $2.6 million higher for the third quarter and $12.0 million higher for the first nine months of 2004 compared to the same periods a year ago. Excluding the impact of acquisitions/divestitures, mortgage unit personnel expenses, and incentive pay, Financial Services' non-interest expense is up 5.5% for the quarter and 5.8% for the first nine months of 2004 compared to the same periods a year ago. Our non-interest expense growth continues to be primarily in the sales and production areas of the highest growth banking markets.

Our goal this year is to grow our Financial Services segment without expansion in total headcount, and we are on track to attain this goal. Total headcount for the Financial Services segment at September 30, 2004 was 6,432. Excluding the impact of acquisitions, divestitures, and new markets, our total headcount has decreased by 115 since December 31, 2003.

Transaction Processing Services:

Total non-interest expense increased 16.5% and 15.5% for the three and nine months ended September 30, 2004, compared to the same period in 2003. Excluding reimbursable items, total non-interest expense increased 21.7% and 20.1% for the three and nine months ended September 30, 2004, compared to the same period in 2003. The increases are due to changes in each of the expense categories as described below.

Salaries and other personnel expenses increased $18.4 million, or 22.3%, for the three months ended September 30, 2004 compared to the same period in 2003. For the nine months ended September 30, 2004, salaries and other personnel expenses increased $29.2 million, or 11.9% compared to the same period in 2003. The change in employment expenses is associated with normal salary increases and related benefits, as well as lower levels of employment costs categorized as software development and contract acquisition costs. The growth in employment expenses also included an increase in the accrual for performance-based incentive benefits. The number of employees decreased at September 30, 2004 when compared to September 30, 2003 as a result of the workforce reduction announced in February 2004.

During the third quarter of 2004, TSYS added 67 employees associated with the TSYS Prepaid, Inc. acquisition. During the second quarter of 2003, TSYS added approximately 220 employees associated with the ESC acquisition and the creation of a wholly-owned subsidiary named TSYS Technology Center, Inc. (TTC) in Boise, Idaho. The TTC team members support technology efforts throughout TSYS, including government services, customer care, programming, and systems development.

Net occupancy and equipment expense increased $7.9 million, or 15.4% for the three months ended September 30, 2004 over the same period in 2003. For the nine months ended September 30, 2004, net occupancy and equipment expense increased $30.7 million, or 20.1%, over the same period in 2003. Due to rapidly changing technology in computer equipment, TSYS' equipment needs are met to a large extent through operating leases. Computer equipment and software rentals, which represent the largest component of net occupancy and equipment expense, increased approximately $1.2 million and $4.8 million for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. Depreciation and amortization increased $397,000 and $3.8 million during the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003, mainly the result of increased amortization of licensed software from vendors. Repairs and maintenance expenses for software and equipment increased $5.1 million and $9.9 million for the three months and nine months ended September 30, 2004, respectively, compared to the same periods a year ago.

During the second quarter of 2004, TSYS decided to change its approach for entry into the Asia-Pacific market. As a result, TSYS recognized a $10.1 million charge to net occupancy and equipment expense for the write-off of the double-byte software development project.

Other operating expenses for the three and nine months ended September 30, 2004 increased $8.6 million and $34.6 million, or 31.2% and 48.9%, respectively, as compared to the same periods in 2003. Other operating expenses include, among other things, amortization of conversion costs, professional advisory fee and court costs associated with TSYS' debt collection business. Amortization of conversion costs increased $589,000 and $3.3 million for the three and nine months ended September 30, 2004, as compared to the same periods in 2003. As a result of a new debt-collection agreement with an existing client signed in the third quarter of 2003, TSYS recognized $8.3 million and $3.7 million of attorney court costs and commissions in other operating expenses, for the three months ended September 30, 2004 and 2003, respectively. TSYS recognized $26.3 million and $3.7 million of attorney court costs and commissions in other operating expenses for the nine months ended September 30, 2004 and 2003, respectively.

Other operating expenses also include charges for processing errors, contractual commitments, and bad debt expense. TSYS' evaluation of the adequacy of its transaction processing reserves and allowance for doubtful accounts is based on a formal analysis which assesses the probability of losses related to contractual contingencies, processing errors, and uncollectible accounts. Increases and decreases in transaction processing provisions and charges for bad debt expense are reflected in other operating expenses. For the three months ended September 30, 2004, transaction processing expenses decreased $411,000, compared to the same period in 2003. For the nine months ended September 30, 2004, transaction processing expenses increased $2.5 million compared to the same period in 2003.

Income Tax Expense

For the nine months ended September 30, 2004, income tax expense was $185.7 million compared to $164.3 million for the same period in 2003. For the third quarter of 2004, income tax expense was $64.3 million compared to $57.7 million for the third quarter of 2003. The effective tax rate for the first nine months of 2004 was 36.8%, compared to 36.5% for the same period in 2003. For the third quarter of 2004, the effective tax rate was 37.1%, compared to 36.6% for the third quarter of 2003.

Legal Proceedings

TSYS has received notification from the United States Attorneys' Office for the Northern District of California that the United States Department of Justice is investigating whether TSYS and/or one of its large credit card processing clients violated the False Claims Act, 31 U.S.C. ss.ss.3729-33, in connection with mailings made on behalf of the client from July 1997 through November 2001. The subject matter of the investigation relates to the U.S. Postal Service's Move Update Requirements. In general, the Postal Service's Move Update Requirements are designed to reduce the volume of mail that is returned to sender as undeliverable as addressed. In effect, these requirements provide, among other things, various procedures that may be utilized to maintain the accuracy of mailing lists in exchange for discounts on postal rates. TSYS has received a subpoena from the Office of the Inspector General of the U.S. Postal Service, and has produced documents responsive to the subpoena, and expects to provide further documentation to the government in connection with this investigation. TSYS intends to fully cooperate with the Department of Justice in the investigation, and there can be no assurance as to the timing or outcome of the investigation, including whether the investigation will result in any criminal or civil fines, penalties, judgments or treble damages or other claims against TSYS. TSYS is not in a position to estimate whether or not any loss may arise out of this investigation. As a result, no reserve or accrual has been recorded in TSYS' financial statements relating to this matter.
2004 Earnings Outlook

We previously disclosed that we expected our earnings per share growth for 2004 to be in the 8-10% range. We now expect earnings per share growth for 2004 to be 10%.

Share Repurchase Plan

On April 14, 2003, the Synovus board of directors approved a $200 million share repurchase plan. Through September 30, 2004, 5.5 million shares have been purchased under this plan at a total cost of $112.7 million (there have been no share repurchases under this plan during the nine months ended September 30,
2004). Consistent with the expectation at the inception of the plan,

Synovus repurchased one-half of the total authorization during the first 90 days after the plan was approved. The pace of future repurchases under this two-year plan will depend on various factors including price, market conditions, acquisitions, and the general financial position of Synovus.

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act (the "Act"). These forward-looking statements include, among others, TSYS' expected conversions of the Chase Card Services portfolios in the fourth quarter of 2004 and the second half of 2005; TSYS' expectation that it will maintain the card processing functions of Chase Card Services for at least two years; management's belief with respect to the net charge-off ratio for the year; management's belief with respect to the impact of the resolution of certain loan delinquencies on nonperforming assets and the inclusion of all material loans in which doubt exists as to collectibility in nonperforming assets; TSYS' anticipated execution of an amendment to its processing agreement with Bank of America to encompass the processing of the FleetBoston portfolio; Synovus' expectations with respect to the financial impact resulting from changes in methodology and standard costs related to its accounting for loan origination fees and costs; any matter that might arise out of the United States Department of Justice's investigation of TSYS; and Synovus' expected growth in earnings per share for 2004 and the assumptions underlying such statements. In addition, certain statements in future filings by Synovus with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, efficiency ratios and other financial terms; (ii) statements of plans and objectives of Synovus or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this filing. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to: (i) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, interest rate, market and monetary fluctuations;
(iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (v) changes in consumer spending, borrowing, and saving habits; (vi) technological changes are more difficult or expensive than anticipated; (vii) acquisitions are more difficult to integrate than anticipated; (viii) the ability to increase market share and control expenses; (vix) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) with which Synovus and its subsidiaries must comply; (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies; (xi) changes in Synovus' organization, compensation, and benefit plans; (xii) the costs and effects of litigation or adverse facts and developments related thereto; (xiii) a deterioration in credit quality or a reduced demand for credit; (xiv) Synovus' inability to successfully manage any impact from slowing economic conditions or consumer spending; (xv) the occurrence of catastrophic events that could impact Synovus or TSYS or its major customers' operating facilities, communication systems and technology or that have a material negative impact on current economic conditions or levels of consumer spending; (xvi) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection; (xvii) TSYS does not convert the Chase Card services portfolios as expected; (xviii) TSYS does not process the Chase Card Services portfolios for at least two years as expected; (xix) the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients, including the acquisition by Citigroup of the Sears portfolio (xx) hostilities increase in the Middle East or elsewhere; and (xxi) the success of Synovus at managing the risks involved in the foregoing.

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

                            ITEM 3 - QUANTITATIVE AND
                          QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK

During the first nine months of 2004, Synovus has maintained an asset sensitive interest rate risk position which would be expected to have a beneficial impact on net interest income in a rising interest rate environment. This position is being maintained as of September 30, 2004 due to market expectation of rising short-term interest rates.

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

Synovus models its baseline net interest income forecast assuming an unchanged or flat interest rate environment. Synovus has modeled the impact of a gradual increase and decrease in short-term rates of 100 basis points to determine the sensitivity of net interest income for the next twelve months. In the gradual 100 basis point decrease scenario, net interest income is expected to decrease by approximately 2.8%, as compared to an unchanged interest rate environment. In the gradual 100 basis point increase scenario, net interest income is expected to increase by approximately 2.7%, as compared to an unchanged interest rate environment. While these estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions and their impact on loan and deposit pricing would be expected to have a significant impact on the realized level of net interest income. Actual realized balance sheet growth and mix would also impact the realized level of net interest income.

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

                           PART II - OTHER INFORMATION
      ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On April 14, 2003, the Synovus board of directors approved a $200 million share repurchase plan. Through September 30, 2004, 5.5 million shares have been purchased under this plan at a total cost of $112.7 million (there have been no share repurchases under this plan during the nine months ended September 30, 2004). Consistent with the expectation at the inception of the plan, Synovus repurchased one-half of the total authorization during the first 90 days after the plan was approved. The pace of future repurchases under this two-year plan will depend on various factors including price, market conditions, acquisitions, and the general financial position of Synovus.

The following table sets forth information regarding Synovus' purchases of its common stock on a monthly basis during the three months ended September 30, 2004:


                                                                                                         Maximum Number of
                                                                             Total Number of Shares     Shares That May Yet
                                                                              Purchased as Part of       Be Purchased Under
                                                                               Announced Plans or      the Plans or Programs
                             Total Number of      Average Price Paid per            Programs
Period                      Shares Purchased               Share
------------------------- ---------------------- -------------------------- -------------------------- -----------------------
July 2004                                 --               $   --                      --                  3,340,137 <f1>
August 2004                               --                   --                      --                  3,340,137 <f1>
September 2004                                                 --                      --                  3,340,137 <f1>
                          ---------------------- -------------------------- -------------------------- -----------------------
                                          --               $   --                      --                  3,340,137 <f1>
Total
========================= ====================== ========================== ========================== =======================


<f1> Based on Synovus stock price of $26.15 at September 30, 2004.

                                ITEM 6 - EXHIBITS


(a) Exhibits Description
     --------------------     -------------------------------------------------
     (10.1)                   Form of Stock Option Agreement for the :
                               (1) Synovus Financial Corp. 1994 Long-Term
                              Incentive Plan, which plan was previously filed as
                              Exhibit 10.16 of Synovus' Annual Report on Form
                              10-K for the fiscal year ended December 31, 1994;
                              (2) Synovus Financial Corp. 2000 Long-Term
                              Incentive Plan, which plan was previously filed as
                              Exhibit 10.22 of Synovus' Annual Report on Form
                              10-K for the fiscal year ended December 31, 1999;
                              and (3) Synovus Financial Corp. 2002 Long-Term
                              Incentive Plan, which plan was previously filed as
                              Exhibit 10.4 of Synovus' Annual Report on Form
                              10-K for the fiscal year ended December 31, 2001.

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


                                           SYNOVUS FINANCIAL CORP.


 Date:  November 9, 2004                   BY: /s/ Thomas J. Prescott
        ----------------                       ----------------------
                                                Thomas J. Prescott
                                                Executive Vice President and
                                                Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit Number           Description
--------------           -------------
10.1                     Form of Stock Option Agreement for the: (1)
                         Synovus Financial Corp. 1994 Long-Term
                         Incentive Plan, which plan was previously filed as Exhibit 10.16 of Synovus' Annual
                         Report on Form 10-K for the fiscal year ended
                         December 31, 1994; (2) Synovus Financial
                         Corp. 2000 Long-Term Incentive Plan, which plan was previously filed as Exhibit 10.22 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1999; and (3)
                         Synovus Financial Corp. 2002 Long-Term
                         Incentive Plan, which plan was previously filed as Exhibit 10.4 of Synovus' Annual
                         Report on Form 10-K for the fiscal year ended
                         December 31, 2001.

31.1                     Certification of Chief Executive Officer

31.2                     Certification of Chief Financial Officer

32                       Certification of Periodic Report