Form 10-K
period 2004-12-31
SYNOVUS FINANCIAL CORP
filed 2005-03-10
CIK 18349

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

Commission file number 1-10312

SYNOVUS FINANCIAL CORP.

(Exact Name of Registrant as specified in its charter)

Georgia	58-1134883
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1111 Bay Avenue
Suite 500, Columbus, Georgia	31901
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code)	(706) 649-5220

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 Par Value Common Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES  ☑     NO  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES  ☑     NO  ☐

     As of February 17, 2005, 310,853,897 shares of the $1.00 par value common stock of Synovus Financial Corp. were outstanding. The aggregate market value of the shares of $1.00 par value common stock of Synovus Financial Corp. held by nonaffiliates on December 31, 2004 was approximately $6,128,350,000 (based upon the closing share price of such stock on June 30, 2004).

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the 2005 Proxy Statement	Part III
for the Annual Meeting of Shareholders
to be held April 28, 2005 (“Proxy
Statement”)

Financial Appendix for the year ended	Parts I, II, III and IV
December 31, 2004 to the Proxy
Statement (“Financial Appendix”)

Part I

Safe Harbor Statement

     Certain statements contained in this annual report on Form 10-K of Synovus Financial Corp. (“Synovus”) and the exhibits hereto which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”). These forward-looking statements include, among others, statements regarding: (i) management’s belief with respect to the adequacy of the allowance for loan losses; (ii) the expected financial impact of recent accounting pronouncements; (iii) the expected issuance of debt in 2005; (iv) Total System Services, Inc.’s belief with respect to its ability to meet its contractual commitments; (v) management’s belief with respect to legal proceedings and other claims; (vi) any matter that might arise out of the United States Department of Justice’s investigation of TSYS; (vii) management’s belief with respect to the benefit of rising short-term rates; (viii) TSYS’ expectation that it will convert Chase Card Services’ portfolios in the second half of 2005 and maintain the card-processing functions of Chase for at least two years; (ix) the expected earnings per share impact on TSYS of the Vital Processing Services L.L.C. acquisition; (x) TSYS’ expectation with respect to the impact of the Chase contract on its earnings per share growth for 2005 and 2006; (xi) management’s belief with respect to the resolution of certain loan delinquencies and the inclusion of all material loans in which doubt exists as to collectibility in nonperforming assets and impaired loans; (xii) management’s belief with respect to the use of derivatives to manage interest rate risk; (xiii) the Board of Directors’ present intent to continue to pay cash dividends; (xiv) management’s belief with respect to having sufficient capital, liquidity, and future cash flows from operations to meet operating needs over the next year; (xv) the expected expenses and investments associated with the retail banking strategy; (xvi) Synovus’ expected growth in earnings per share for 2005 and the assumptions underlying such statements, including, with respect to Synovus’ expected increase in earnings per share for 2005, the economy will continue to expand; short-term interest rates will increase modestly; the credit environment will remain favorable; TSYS’ net income growth will be in the 19% – 22% range; and the expense of equity-based compensation will be approximately $9.0 million (net of tax). In addition, certain statements in future filings by Synovus with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, efficiency ratios and other financial terms; (ii) statements of plans and objectives of Synovus or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

     These statements are based on the current beliefs and expectations of Synovus’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus’ ability to control or predict. These factors include, but are not limited to: (i) competitive pressures arising from aggressive competition from other financial service providers; (ii) factors that affect the delinquency rate of Synovus’ loans and the rate at which Synovus’ loans are charged off; (iii) changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which Synovus is perceived in such markets; (iv) TSYS’ inability to achieve its net income goals for 2005; (v) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted may be different than expected; (vi) the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board; (vii) inflation, interest rate, market and monetary fluctuations; (viii) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (vix) changes in consumer spending, borrowing, and saving habits; (x) technological changes are more difficult or expensive than anticipated; (xi) acquisitions are more difficult to integrate than anticipated; (xii) the ability to increase market share and control expenses; (xiii) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) with which Synovus and its subsidiaries must comply; (xiv) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies; (xv) changes in Synovus’ organization, compensation, and benefit plans; (xvi) the costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto; (xvii) a deterioration in credit quality or a reduced demand for credit; (xviii) Synovus’ inability to successfully manage any impact from slowing economic conditions or consumer spending; (xix) TSYS does not convert the Chase portfolio as expected and maintain the card-processing functions of Chase for at least two years as expected; (xx) the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients; (xxi) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection; (xxii) the impact on Synovus’ business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (xxiii) the success of Synovus at managing the risks involved in the foregoing.

     These forward-looking statements speak only as of the date on which the statements are made, and Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

Item 1. Business

Business and Business Segments

     Synovus is a $25 billion asset diverse financial services company which is a registered bank holding company. Synovus provides integrated financial services including banking, financial management, insurance, mortgage and leasing services through affiliate banks and other Synovus offices in Georgia, Alabama, South Carolina, Florida and Tennessee and electronic payment processing services through its 81% owned subsidiary, TSYS. Synovus is based in Columbus, Georgia and its stock is traded on the New York Stock Exchange under the symbol “SNV.”

     Synovus is engaged in two reportable business segments: Financial Services (which is primarily involved in commercial banking activities and also provides retail banking, financial management, mortgage, leasing and insurance services), and Transaction Processing Services (which primarily provides electronic payment processing services including consumer, commercial, retail, government services, debit and stored value card processing and related services.) See Note 17 of Notes to Consolidated Financial Statements on pages F-31 through F-33 of the Financial Appendix which is incorporated herein by reference.

Financial Services Subsidiaries

     As of December 31, 2004, Synovus had 40 wholly owned first and second tier banking subsidiaries located in five southeastern states. Our banking subsidiaries offer commercial banking services, including commercial, financial, agricultural and real estate loans, and retail banking services, including accepting customary types of demand and savings deposits; making individual, consumer, installment and mortgage loans; safe deposit services; leasing services; automated banking services; automated fund transfers; and bank credit card services, including MasterCard and Visa services.

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

Transaction Processing Affiliates

     Business. TSYS provides electronic payment processing and related services to financial and nonfinancial institutions. Services include processing consumer, retail, commercial, government services, stored value and debit cards. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol “TSS,” TSYS provides services to financial and nonfinancial institutions throughout the United States, Canada, Mexico, Honduras, Puerto Rico and Europe. TSYS currently offers merchant services to financial institutions and other organizations in Japan through its majority owned subsidiary, GP Network Corporation. TSYS also provides back-end processing services for its joint venture, Vital Processing Services L.L.C., to support merchant processing in the United States. TSYS also offers value added products and services to support its core processing services. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention and behavior analysis tools; and revenue enhancement tools and customer retention programs, such as loyalty programs and bonus rewards.

     As of December 31, 2004, TSYS had nine wholly owned subsidiaries: (1) Columbus Depot Equipment Company, which sells and leases computer related equipment associated with TSYS’ electronic payment processing services; (2) Columbus Productions, Inc., which provides full-service commercial printing and related services; (3) TSYS Canada, Inc., which provides programming support and assistance with the conversion of card portfolios to TS2; (4) TSYS Total Debt Management, Inc., which provides recovery collections, bankruptcy process management, legal account management and skip tracing services; (5) ProCard, Inc., which provides Internet, Intranet and client/server software solutions for commercial card management programs; (6) Enhancement Services Corporation, which provides targeted loyalty consulting, as well as travel, gift card and reward programs; (7) TSYS Technology Center, Inc., which provides programming support; (8) TSYS Japan Co., Ltd., which primarily provides gift card processing services to Japanese clients; and (9) TSYS Prepaid, Inc., which provides prepaid card solutions.

     As of December 31, 2004, TSYS also held: (1) a 49% equity interest in a joint venture company named Total System Services de México, S.A. de C.V., which provides statement production and card-issuing support services to financial and nonfinancial Mexican institutions; (2) a 50% interest in Vital Processing Services L.L.C., a joint venture with Visa U.S.A. Inc., that offers fully integrated merchant transaction and related electronic transaction processing services to financial and nonfinancial institutions and their merchant customers; and (3) a 51% equity interest in GP Network Corporation, a company which provides merchant processing services to financial institutions and retailers in Japan.

     Seasonality. Due to the somewhat seasonal nature of the credit card industry, TSYS’ revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season.

     Major Customers. A significant amount of TSYS’ revenues are derived from long-term contracts with significant customers, including certain major customers. For the year ended December 31, 2004, Bank of America Corporation accounted for approximately 18.5% of TSYS’ total revenues. As a result, the loss of Bank of America Corporation, or other major or significant customers, could have a material adverse effect on TSYS’ financial condition, results of operations and cash flows.

     Backlog of Accounts. As of January 31, 2005, TSYS had a pipeline of approximately 46 million accounts associated with new clients. TSYS expects to convert its entire backlog of new accounts in 2005.

     See “Non-Interest Income” under the “Financial Review” Section on pages F-49 through F-53, “Non-Interest Expense” under the “Financial Review” Section on pages F-53 through F-56, and Note 17 of Notes to Consolidated Financial Statements on pages F-31 through F-33 of the Financial Appendix which are incorporated herein by reference.

Intellectual Property

     Synovus owns the federally registered service marks of Synovus Financial Corp., Synovus, the stylized S logo, Synovus Mortgage Corp., Synovus Securities, Inc. and Synovus Trust Company. Synovus also owns additional registered service marks and other service marks. In the opinion of management of Synovus, the loss of the right to use such marks would not materially affect Synovus’ business.

     TSYS’ intellectual property portfolio is a component of its ability to be a leading electronic payment services provider. TSYS diligently protects and works to build its intellectual property rights through patent, servicemark and trade secret laws. TSYS also uses various licensed intellectual property to conduct its business. In addition to using intellectual property in its own operations, TSYS grants licenses to certain of its clients to use its intellectual property.

Acquisitions

     Synovus has pursued a strategy of acquiring banks and financial services companies which are used to augment Synovus’ internal growth. TSYS also acquires companies to enhance its functionality and product offerings. See Note 2 of Notes to Consolidated Financial Statements on pages F-13 through F-16 and “Acquisitions” under the “Financial Review” Section on page F-45 of the Financial Appendix which are incorporated herein by reference.

Supervision, Regulation and Other Factors

     The following discussion sets forth some of the material elements of the regulatory framework applicable to financial holding companies and bank holding companies and their subsidiaries and provides some specific information relevant to us. The regulatory framework is intended primarily for the protection of depositors and the Bank Insurance Fund and not for the protection of security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

     General. Synovus is a registered bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (“Board”) under the Bank Holding Company Act (“BHC Act”), and by the Georgia Banking Department under the bank holding company laws of the State of Georgia. Synovus became a financial holding company under the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) in April 2000. Synovus’ affiliate national banking associations are subject to regulation and examination primarily by the Office of the Comptroller of the Currency (“OCC”) and, secondarily, by the Federal Deposit Insurance Corporation (“FDIC”) and the Board. Synovus’ state-chartered banks which are not members of the Federal Reserve System are subject to primary federal regulation and examination by the FDIC. Synovus’ state-chartered banks that are members of the Federal Reserve System are subject to primary federal regulation and examination by the Board. In addition, all of our state-chartered banks are regulated and examined by their respective state banking departments. Numerous other federal and state laws, as well as regulations promulgated by the Board, the state banking regulators, the OCC and the FDIC govern almost all aspects of the operations of our banking subsidiaries. Various federal and state bodies regulate and supervise Synovus’ nonbanking subsidiaries including its brokerage, investment advisory, insurance agency and processing operations. These include, but are not limited to, the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., federal and state banking regulators and various state regulators of insurance and brokerage activities.

     As a financial holding company, we are eligible to engage in, or acquire companies engaged in, a broader range of activities than permitted for bank holding companies and their subsidiaries. These activities include those that are determined to be “financial in nature,” as defined by the GLB Act and Board interpretations, including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies. If any of our banking subsidiaries ceases to be well-capitalized or well-managed under applicable regulatory standards, the Board may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary. In addition, if any of our banking subsidiaries receives a rating of less than satisfactory under the Community Reinvestment Act of 1977 (“CRA”), we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. Our banking subsidiaries currently meet the capital, management and CRA requirements.

     Interstate Banking. The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) authorized interstate acquisitions of banks and bank holding companies without geographic limitation. Under the Interstate Act a bank holding company cannot make an interstate acquisition of a bank if, as a result, it would control more than 10% of the total United States insured depository deposits and more than 30% or applicable state law limit of deposits in that state.

     As a bank holding company, we are required to obtain prior Board approval before acquiring more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the CRA.

     Monetary Policy and Economic Controls. The earnings of our banking subsidiaries, and therefore the earnings of Synovus, are affected by the policies of regulatory authorities, including the Board. An important function of the Board is to promote orderly economic growth by influencing interest rates and the supply of money and credit. Among the methods that have been used to achieve this objective are open market operations in United States government securities, changes in the discount rate for member bank borrowings and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits.

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

     The primary sources of funds for Synovus’ payment of dividends to its shareholders are dividends and fees to Synovus from its banking and nonbanking affiliates. Various federal and state statutory provisions and regulations limit the amount of dividends that the subsidiary banks of Synovus may pay. Pursuant to the regulations of the Georgia Banking Department, a Georgia bank must have approval of the Georgia Banking Department to pay cash dividends if, at the time of such payment: (1) the ratio of Tier 1 Capital to its adjusted total assets is less than 6%; (2) the aggregate amount of dividends to be declared or anticipated to be declared during the current calendar year exceeds 50% of its net after-tax profit for the previous calendar year; or (3) its total classified assets in its most recent regulatory examination exceeded 80% of its Tier 1 Capital plus its allowance for loan losses as reflected in the examination. In general, the approval of the Alabama Banking Department, the Florida Office of Financial Regulation and the Tennessee Department of Financial Institutions, as applicable, is required if the total of all dividends declared by an Alabama, Florida or Tennessee bank, as the case may be, in any year would exceed the total of its net profits, as defined by the regulatory agencies, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. In addition, the approval of the OCC is required for a national bank to pay dividends in excess of the bank’s retained net income, as defined by the OCC, for the current year plus retained net income for the preceding two years. Approval of the Board is required for payment of any dividend by a state chartered bank that is a member of the Federal Reserve System and is sometimes referred to as a state member bank, if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits, as defined by regulatory agencies, for that year combined with its retained net profits for the preceding two years. In addition, a state member bank may not pay a dividend in an amount greater than its net profits then on hand.

     Federal and state banking regulations applicable to Synovus and its banking subsidiaries require minimum levels of capital which limit the amounts available for payment of dividends. See “Parent Company” under the “Financial Review” Section on page F-73 and Note 12 of Notes to Consolidated Financial Statements on pages F-25 and F-26 of the Financial Appendix which are incorporated herein by reference.

     Capital Requirements. Synovus is required to comply with the capital adequacy standards established by the Board and its banking subsidiaries must comply with similar capital adequacy standards established by the OCC, FDIC and the Board, as applicable. As a financial holding company, Synovus and each of its banking subsidiaries are required to maintain capital levels required for a well capitalized institution, as defined in “Prompt Corrective Action” below. There are two basic measures of capital adequacy for bank holding companies and their banking subsidiaries that have been promulgated by the Board, the FDIC and the OCC: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company or a bank to be considered in compliance. See “Capital Resources” and “Dividends” under the “Financial Review” Section on pages F-70 through F-72 and Note 12 of Notes to Consolidated Financial Statements on pages F-25 and F-26 of the Financial Appendix which are incorporated herein by reference.

     Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC insured depository institutions that fail to meet applicable capital requirements. See “Prompt Corrective Action” below.

     Commitments to Subsidiary Banks. Under the Board’s policy, Synovus is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support its subsidiary banks in circumstances when it might not do so absent such policy. In addition, any capital loans by Synovus to any of its subsidiary banks would also be subordinate in right of payment to depositors and to certain other indebtedness of such bank.

     In the event of Synovus’ bankruptcy, any commitment by Synovus to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment. In addition, the Federal Deposit Insurance Act provides that any financial institution whose deposits are insured by the FDIC generally shall be liable for any loss incurred by the FDIC in connection with the default of, or any assistance provided by the FDIC to, a commonly controlled financial institution. All of our banking subsidiaries are FDIC-insured depository institutions.

     Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system the federal banking regulators are required to rate supervised institutions on the basis of five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

     Pursuant to FDICIA, the Board, the FDIC, the OCC and the Office of Thrift Supervision (“OTS”) have adopted regulations setting forth a five-tier scheme for measuring the capital adequacy of the financial institutions they supervise. Under the regulations, an institution would be placed in one of the following capital categories:

•	well capitalized (an institution that has a Total Capital ratio of at least 10%, a Tier 1 Capital ratio of at least 6% and a Tier 1 Leverage Ratio of at least 5%);

•	adequately capitalized (an institution that has a Total Capital ratio of at least 8%, a Tier 1 Capital ratio of at least 4% and a Tier 1 Leverage Ratio of at least 4%);

•	undercapitalized (an institution that has a Total Capital ratio of under 8%, a Tier 1 Capital ratio of under 4% or a Tier 1 Leverage Ratio of under 4%);

•	significantly undercapitalized (an institution that has a Total Capital ratio of under 6%, a Tier 1 Capital ratio of under 3% or a Tier 1 Leverage Ratio of under 3%); and

•	critically undercapitalized (an institution whose tangible equity is not greater than 2% of total tangible assets).

     The regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines (1) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (2) that the institution has received, and not corrected, a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. Supervisory actions by the appropriate federal banking regulator depend upon an institution’s classification within the five categories. Synovus’ management believes that Synovus and its bank subsidiaries have the requisite capital levels to qualify as well capitalized institutions under the FDICIA regulations. See Note 12 of Notes to Consolidated Financial Statements on pages F-25 and F-26 of the Financial Appendix which is incorporated herein by reference.

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

     USA Patriot Act. The USA Patriot Act of 2001 substantially broadens anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers. The U.S. Treasury Department has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions such as our banking and broker-dealer subsidiaries. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

     Privacy. Under the GLB Act, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

     TSYS. TSYS is subject to being examined, and is indirectly regulated, by federal and state financial institution regulatory agencies which regulate the financial institutions for which TSYS provides electronic payment processing services. Matters reviewed and examined by these federal and state financial institution regulatory agencies have included TSYS’ internal controls in connection with its present performance of electronic payment processing services, and the agreements pursuant to which TSYS provides such services.

     As the Federal Reserve Bank of Atlanta has approved Synovus’ indirect ownership of TSYS through Columbus Bank and Trust Company, TSYS is subject to direct regulation by the Board. TSYS was formed with the prior written approval of, and is subject to regulation and examination by, the Georgia Banking Department as a subsidiary of Columbus Bank and Trust Company. In addition, as TSYS and its subsidiaries operate as subsidiaries of Columbus Bank and Trust Company, they are subject to regulation by the FDIC.

Competition

     Financial Services. The financial services business is highly competitive. Our banks and bank-related subsidiaries compete actively with national and state banks, savings and loan associations and credit unions and other nonbank financial institutions, including securities brokers and dealers, investment advisory firms, personal loan companies, insurance companies, trust companies, finance companies, leasing companies, mortgage companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other financial services. These competitors have been successful in developing products that are in direct competition with or are alternatives to the banking services offered by traditional banking institutions. Synovus’ ability to maintain its history of strong financial performance will depend in part on its ability to expand the scope of and effectively deliver products and services, allowing it to meet the changing needs of its customers.

     As of December 31, 2004, Synovus was the second largest bank holding company headquartered in Georgia, based on assets. Customers for financial services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. Although the market share of Synovus varies in different markets, Synovus believes that its affiliates effectively compete with other banks and thrifts in their relevant market areas.

     Transaction Processing Services. TSYS encounters vigorous competition in providing electronic payment processing services from several different sources. Most of the national market in third party payment processors is presently being provided by approximately three vendors. TSYS believes that as of December 31, 2004 it is the second largest third party card processor in the United States. In addition, TSYS competes with in-house processors and software vendors which provide their products to institutions which process in-house. TSYS is presently encountering, and in the future anticipates continuing to encounter, substantial competition from card associations, data processing and bankcard computer service firms and other such third party vendors located throughout the United States and from certain international processors with respect to international-based services. Based upon available market share data that includes cards processed in-house, TSYS believes it holds a 20.9% share of the domestic consumer card processing market, a 75.5% share of the Visa and MasterCard domestic commercial card processing market, a 16.2% share of the domestic retail card processing market and a 6.9% share of the domestic off-line debit processing market. In addition to processing cards for United States clients, based upon available market share data that includes cards processed in-house, TSYS also believes it holds an approximate 8% share of the Mexican credit card processing market, an approximate 43% share of the Canadian credit card processing market and an approximate 17% share of the European credit card processing market.

     TSYS’ major competitor in the card processing industry is First Data Resources, Inc., a wholly owned subsidiary of First Data Corporation, which provides card processing services. The principal methods of competition between TSYS and First Data Resources are price, system performance and reliability, breadth of features and functionality, disaster recovery capabilities, data security, scalability and flexibility of infrastructure and customer service. Certain other subsidiaries of First Data Corporation also compete with TSYS.

Employees

     On December 31, 2004, Synovus had 11,353 full time employees, 5,622 of whom are employees of TSYS.

Selected Statistical Information

     The “Financial Review” Section, which is set forth on pages F-41 through F-75 and the “Summary of Quarterly Financial Data” Section which is set forth on page F-76 of the Financial Appendix, which includes the information encompassed within “Selected Statistical Information,” are incorporated herein by reference.

Available Information

     Synovus’ website address is www.synovus.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports in the Investor Relations Section of our website under the heading “Financial Info” and then under “SEC Filings.” These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC.

     Synovus has adopted a Code of Business Conduct and Ethics for its directors, officers and employees and has also adopted Corporate Governance Guidelines. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of our board committees are available in the Corporate Governance Section of our web site at www.synovus.com/governance. Copies of these documents are also available in print upon written request to the Corporate Secretary, Synovus Financial Corp., 1111 Bay Avenue, Suite 500, Columbus, Georgia 31901.

Subsequent Event

     On January 18, 2005, TSYS announced it had entered into a Purchase Agreement to acquire the remaining 50-percent equity stake that Visa U.S.A. holds in Vital Processing Services L.L.C. for $95.0 million in cash. The transaction closed on March 1, 2005 and Vital became a wholly owned subsidiary of TSYS.

Item 2. Properties

     Synovus and its subsidiaries own, in some cases subject to mortgages or other security interests, or lease all of the real property and/or buildings on which it is located. All of such buildings are in a good state of repair and are appropriately designed for the purposes for which they are used.

     Synovus and its Financial Services subsidiaries own 275 facilities encompassing approximately 2,090,000 square feet and lease from third parties 88 facilities encompassing approximately 536,812 square feet. The owned and leased facilities are primarily comprised of office space from which we conduct our Financial Services business. At December 31, 2004, total leasehold improvements (net of accumulated depreciation) related to the leased facilities amounted to $13.9 million. The following table provides additional information with respect to our leased facilities:

		Average
Square Footage	Number of Locations	Square Footage
Under 3,000	41	1,345
3,000 – 9,999	32	5,026
10,000 – 18,999	5	13,486
19,000 – 30,000	4	21,580
Over 30,000	6	32,681

     See Note 11 of Notes to Consolidated Financial Statements on pages F-22 through F-25 of the Financial Appendix which is incorporated herein by reference.

     TSYS owns a 540,000 square foot campus-type facility on approximately 46 acres of land in downtown Columbus, Georgia. The campus facility serves as TSYS’ corporate headquarters and houses administrative, client contact and programming team members.

     TSYS owns a 377,000 square foot production center and a 72,000 square foot production center which are located on a 40.4 acre tract of land in north Columbus, Georgia. Primarily production centers, these facilities house TSYS’ primary data processing computer operations, statement preparation, mail handling, microfiche production, purchasing and card production, as well as other related operations.

     TSYS owns a 110,000 square foot building on a 23-acre site in Columbus, Georgia, which accommodates current and future office space needs, 82,500 square feet of which houses TSYS’ Business Process Management Division. TSYS also owns a 104,000 square foot building on an 18-acre site in Columbus which functions as a second data center.

     Columbus Productions, Inc. owns a 61,000 square foot production facility, located in Columbus, Georgia.

     TSYS owns a 40,000 square foot building in York, England, 23,000 square feet of which are occupied by TSYS, which houses client service and administrative personnel for TSYS Europe. TSYS also owns a 53,000 square foot data center on three acres of land in Knaresborough, England which is utilized by TSYS Europe.

Item 3. Legal Proceedings

     See Note 11 of Notes to Consolidated Financial Statements on pages F-22 through F-25 of the Financial Appendix which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

     Shares of common stock of Synovus are traded on the NYSE under the symbol “SNV.” See “Capital Resources” and “Dividends” under the “Financial Review” Section which are set forth on pages F-70 through F-72 and “Share Repurchase Plan” under the “Financial Review” Section which is set forth on page F-73 of the Financial Appendix to Synovus’ Proxy Statement which are incorporated herein by reference.

Item 6. Selected Financial Data

     The “Selected Financial Data” Section which is set forth on page F-40 of the Financial Appendix is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The “Financial Review” Section which is set forth on pages F-41 through F-75 and the “Summary of Quarterly Financial Data” Section which is set forth on page F-76 of the Financial Appendix to which include the information encompassed by “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     See “Market Risk and Interest Rate Sensitivity” and “Derivative Instruments for Interest Rate Risk Management” under the “Financial Review” Section which are set forth on pages F-66 through F-69 and Note 1 of Notes to Consolidated Financial Statements on pages F-6 through F-13 of the Financial Appendix which are incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The “Summary of Quarterly Financial Data” Section which is set forth on page F-76 and the “Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm, Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm” Sections which are set forth on pages F-2 through F-39 of the Financial Appendix are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Synovus (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

     Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm. “Management’s Report on Internal Control Over Financial Reporting,” which is set forth on page F-37 of the Financial Appendix, and “Report of Independent Registered Public Accounting Firm,” which is set forth on page F-38 of the Financial Appendix, are incorporated herein by reference.

     Changes in Internal Control Over Financial Reporting. No change in Synovus’ internal control over financial reporting occurred during the fourth fiscal quarter covered by this annual report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

     On January 13, 2005, the Compensation Committee (the “Committee”) of the Board of Directors of Synovus approved the annual base salaries of Synovus’ named executive officers for the Proxy Statement after a review of competitive market data, effective January 1, 2005. The following table sets forth the 2005 annual base salary levels of Synovus’ named executive officers:

Name	Position	Base Salary
James H. Blanchard	Chief Executive Officer	$844,000
James D. Yancey	Chairman of the Board	(1)
Richard E. Anthony	President and Chief Operating Officer	$531,000
G. Sanders Griffith, III	Senior Executive Vice President, General Counsel and Secretary	$397,500
Elizabeth R. James	Vice Chairman, Chief Information Officer and Chief People Officer	$354,000

(1)	Mr. Yancey retired as an executive employee of Synovus effective December 31, 2004.

     Also, on January 13, 2005, the Committee authorized the payment of annual incentive bonus awards to each of Synovus’ named executive officers with respect to the year ended December 31, 2004. The incentive awards are made pursuant to the terms of Synovus’ Executive Bonus Plan (for Messrs. Blanchard, Yancey and Anthony) and Incentive Bonus Plan (for Mr.

Griffith and Ms. James). The incentive bonus awards were made based upon a payout matrix established by the Committee for 2004 that utilizes earnings per share growth targets to determine bonus awards. The following table sets forth the cash payments to the named executive officers for their annual incentive bonus awards for 2004:

Amount of
Name	Bonus Payment for 2004
James H. Blanchard	$811,000
James D. Yancey	$614,000
Richard E. Anthony	$510,000
G. Sanders Griffith, III	$267,400
Elizabeth R. James	$238,000

     Aditional information with respect to compensation of our named executive officers is set forth under the caption “EXECUTIVE COMPENSATION” in the Proxy Statement and is incorporated in Part III, Item 11 by reference.

Part III

Item 10. Directors and Executive Officers of the Registrant

     Information included under the following captions in Synovus’ Proxy Statement is incorporated herein by reference:

•	“PROPOSALS TO BE VOTED ON – PROPOSAL 1: ELECTION OF DIRECTORS”;

•	“EXECUTIVE OFFICERS”;

•	“SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS – Committees of the Board.”

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

     Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by Synovus of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of April 13, 2004. In addition, Synovus has filed, as exhibits to this annual report on Form 10-K, the certifications of its chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11. Executive Compensation

     Information included under the following captions in Synovus’ Proxy Statement is incorporated herein by reference:

•	“DIRECTOR COMPENSATION AND STOCK OWNERSHIP GUIDELINES”; and

•	“EXECUTIVE COMPENSATION — Summary Compensation Table; Stock Option Exercises and Grants; and Employment Contracts and Change in Control Arrangements.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information pertaining to equity compensation plans is contained in Note 14 of Notes to Consolidated Financial Statements on pages F-27 and F-28 of the Financial Appendix and is incorporated herein by reference.

     Information included under the following captions in Synovus’ Proxy Statement is incorporated herein by reference:

•	“STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS”;

•	“PRINCIPAL SHAREHOLDERS”; and

•	“RELATIONSHIPS BETWEEN SYNOVUS, CB&T, TSYS AND CERTAIN OF SYNOVUS’ SUBSIDIARIES AND AFFILIATES — TSYS Stock Ownership of Directors and Management.”

Item 13. Certain Relationships and Related Transactions

     Information included under the following captions in Synovus’ Proxy Statement is incorporated herein by reference:

•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”;

•	“RELATIONSHIPS BETWEEN SYNOVUS, CB&T, TSYS AND CERTAIN OF SYNOVUS’ SUBSIDIARIES AND AFFILIATES — Beneficial Ownership of TSYS Stock by CB&T”;

•	“RELATIONSHIPS BETWEEN SYNOVUS, CB&T, TSYS AND CERTAIN OF SYNOVUS’ SUBSIDIARIES AND AFFILIATES — Interlocking Directorates of Synovus, CB&T and TSYS”; and

•	“RELATIONSHIPS BETWEEN SYNOVUS, CB&T, TSYS AND CERTAIN OF SYNOVUS’ SUBSIDIARIES AND AFFILIATES — Transactions and Agreements Between Synovus, CB&T, TSYS and Certain of Synovus’ Subsidiaries.”

Item 14. Principal Accountant Fees and Services

     Information included under the following captions in Synovus’ Proxy Statement is incorporated herein by reference:

•	“AUDIT COMMITTEE REPORT – KPMG LLP Fees and Services”; (excluding the information under the main caption “AUDIT COMMITTEE REPORT”); and

•	“AUDIT COMMITTEE REPORT – Policy on Audit Committee Pre-Approval.”

Part IV

Item 15. Exhibits and Financial Statement Schedules

     (a) 1. Financial Statements

The following consolidated financial statements of Synovus and its subsidiaries are incorporated by reference from pages F-2 through F-39 of the Financial Appendix.

Consolidated Balance Sheets — December 31, 2004 and 2003

Consolidated Statements of Income — Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Shareholders’ Equity — Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows — Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

     2. Financial Statement Schedules

Financial Statement Schedules — None applicable because the required information has been incorporated in the consolidated financial statements and notes thereto of Synovus and its subsidiaries which are incorporated by reference herein.

     3. Exhibits

The following exhibits are filed herewith or are incorporated to other documents previously filed with the Securities and Exchange Commission. Exhibits 10.1 through 10.28 pertain to executive compensation plans and arrangements. With the exception of those portions of the Financial Appendix and Proxy Statement that are expressly incorporated by reference in this Form 10-K, such documents are not to be deemed filed as part of this Form 10-K.

Exhibit
Number	Description
3.1	Articles of Incorporation of Synovus, as amended, incorporated by reference to Exhibit 4(a) of Synovus’ Registration Statement on Form S-8 filed with the SEC on July 23, 1990 (File No. 33-35926).

3.2	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated October 20, 2004 as filed with the SEC on October 20, 2004.

4.1
Form of Rights Agreement, incorporated by reference to Exhibit 4.1 of Synovus’ Registration Statement on Form 8-A dated April 28, 1999 filed with the SEC on April 28, 1999 pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

10. EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.1
Employment Agreement of James D. Yancey with Synovus, incorporated by reference to Exhibit 10.1 of Synovus’ Registration Statement on Form S-1 filed with the SEC on December 18, 1990 (File No. 33-38244).

10.2	Incentive Bonus Plan of Synovus, incorporated by reference to Exhibit 10.5 of Synovus’ Registration Statement on Form S-1 filed with the SEC on December 18, 1990 (File No. 33-38244).

10.3
Director Stock Purchase Plan of Synovus, incorporated by reference to Exhibit 10.3 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 22, 2000.

10.4
Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.

10.5
Synovus Financial Corp. Deferred Stock Option Plan, incorporated by reference to Exhibit 10.5 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.

10.6
Synovus Financial Corp. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.7 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.

10.7
Wage Continuation Agreement of Synovus, incorporated by reference to Exhibit 10.8 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 29, 1993.

10.8
1991 Stock Option Plan for Key Executives of Synovus, incorporated by reference to Exhibit 10.9 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 29, 1993.

10.9
Synovus Financial Corp. 1992 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.10 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 29, 1993.

10.10
Agreement in Connection with Personal Use of Company Aircraft, incorporated by reference to Exhibit 10.10 of Synovus’ Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 9, 2004.

10.11	Life Insurance Trusts, incorporated by reference to Exhibit 10.12 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 29, 1993.

10.12
Supplemental Compensation Agreement, Incentive Compensation Agreements and Performance Compensation Agreement with Richard E. Anthony; which Agreements were assumed by Synovus on December 31, 1992 as a result of its acquisition of First Commercial Bancshares, Inc.; and which stock awards made pursuant to the Agreements were converted at a ratio of 1.5 to 1, the exchange ratio applicable to the merger, incorporated by reference to Exhibit 10.13 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 29, 1993.

10.13
1993 Split Dollar Insurance Agreement of Synovus, incorporated by reference to Exhibit 10.14 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 28, 1994.

10.14
1995 Split Dollar Insurance Agreement of Synovus, incorporated by reference to Exhibit 10.15 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC on March 24, 1995.

10.15
Synovus Financial Corp. 1994 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.16 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC on March 24, 1995.

10.16
Synovus Financial Corp./Total System Services, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.17 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.

10.17
Synovus Financial Corp. Executive Bonus Plan, incorporated by reference to Exhibit 10.18 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the SEC on March 25, 1996.

10.18	Change of Control Agreements for executive officers, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 20, 2005.

10.19
Consulting Agreement of Joe E. Beverly, incorporated by reference to Exhibit 10.20 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the SEC on March 6, 1997.

10.20
Employment Agreement of James H. Blanchard, incorporated by reference to Exhibit 10 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed with the SEC on November 15, 1999.

10.21
Synovus Financial Corp. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.22 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 22, 2000.

10.22
Form of Stock Option Agreement for the: (i) Synovus Financial Corp. 1994 Long-Term Incentive Plan; (ii) Synovus Financial Corp. 2000 Long-Term Incentive Plan; and (iii) Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 9, 2004.

10.23	Summary of Board of Directors Compensation for 2005, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 20, 2005.

10.24
Form of Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 25, 2005.

10.25
Form of Performance-Based Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 25, 2005.

10.26
Form of Non-Employee Director Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated February 1, 2005, as filed with the SEC on February 3, 2005.

10.27	Base Salaries of Named Executive Officers of Synovus.

10.28	Consulting Agreement of James D. Yancey, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 19, 2005.

21.1	Subsidiaries of Synovus Financial Corp.

23.1	Consents of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of the 2004 Annual Report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Appendix to the Proxy Statement for the Annual Meeting of Shareholders of Synovus to be held on April 28, 2005.

99.2
Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2004 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

99.3
Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2004 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

     Synovus agrees to furnish the SEC, upon request, a copy of each instrument with respect to issues of long-term debt. The principal amount of any individual instrument, which has not been previously filed, does not exceed ten percent of the total assets of Synovus and its subsidiaries on a consolidated basis.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOVUS FINANCIAL CORP. (Registrant)
March 7, 2005	By:	/s/ James H. Blanchard
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

/s/ James H. Blanchard	Date: March 7, 2005

James H. Blanchard,
Principal Executive Officer and Director

/s/James D. Yancey	Date: March 7, 2005

James D. Yancey,
Chairman of the Board

/s/Richard E. Anthony	Date: March 7, 2005

Richard E. Anthony,
President and Director

/s/Thomas J. Prescott	Date: March 7, 2005

Thomas J. Prescott,
Executive Vice President,
Principal Accounting and Financial Officer

/s/ Daniel P. Amos	Date: March 7, 2005

Daniel P. Amos,
Director

/s/ Richard Y. Bradley	Date: March 7, 2005

Richard Y. Bradley,
Director

/s/ Frank W. Brumley	Date: March 7, 2005

Frank W. Brumley,
Director

/s/ Elizabeth W. Camp	Date: March 7, 2005

Elizabeth W. Camp,
Director

/s/ C. Edward Floyd	Date: March 7, 2005

C. Edward Floyd,
Director

/s/ Gardiner W. Garrard, Jr.	Date: March 7, 2005

Gardiner W. Garrard, Jr.,
Director

/s/ T. Michael Goodrich	Date: March 7, 2005

T. Michael Goodrich,
Director

/s/ V. Nathaniel Hansford	Date: March 7, 2005

V. Nathaniel Hansford,
Director

/s/ John P. Illges, III	Date: March 7, 2005

John P. Illges, III,
Director

/s/ Alfred W. Jones III	Date: March 7, 2005

Alfred W. Jones III,
Director

Date: ___, 2005

Mason H. Lampton,
Director

/s/ Elizabeth C. Ogie	Date: March 7, 2005

Elizabeth C. Ogie,
Director

/s/ H. Lynn Page	Date: March 7, 2005

H. Lynn Page,
Director

/s/ J. Neal Purcell	Date: March 7, 2005

J. Neal Purcell,
Director

/s/ Melvin T. Stith	Date: March 7, 2005

Melvin T. Stith,
Director

/s/ William B. Turner, Jr.	Date: March 7, 2005

William B. Turner, Jr.,
Director