Form 10-K/A
period 2004-12-31
SYNOVUS FINANCIAL CORP
filed 2005-04-28
CIK 18349

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

Commission file number 1-10312

SYNOVUS FINANCIAL CORP.

(Exact Name of Registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1134883 (I.R.S. Employer Identification No.)

1111 Bay Avenue Suite 500, Columbus, Georgia (Address of principal executive offices) (Registrant’s telephone number, including area code)	31901 (Zip Code) (706) 649-5220

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 Par Value	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange

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

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the 2005 Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2005 (“Proxy Statement”)	Part III

Financial Appendix for the year ended December 31, 2004 to the Proxy Statement (“Financial Appendix”)	Parts I, II, III and IV

Part IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EX-23.1 CONSENTS OF INDEPENDENT ACCOUNTING FIRM
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-99.2 ANNUAL REPORT ON FORM 11-K/EMPLOYEE PLAN
EX-99.3 ANNUAL REPORT ON FORM 11-K/DIRECTOR PLAN

     The undersigned registrant hereby amends Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2004 by adding Exhibit 99.2, the Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2004 and by adding Exhibit 99.3, the Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2004 as set forth below and in the attached exhibits.

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

Exhibit
Number	Description

3.1	Articles of Incorporation of Synovus, as amended, incorporated by reference to Exhibit 4(a) of Synovus’ Registration Statement on Form S-8 filed with the SEC on July 23, 1990 (File No. 33-35926).

3.2	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated October 20, 2004 as filed with the SEC on October 20, 2004.

4.1	Form of Rights Agreement, incorporated by reference to Exhibit 4.1 of Synovus’ Registration Statement on Form 8-A dated April 28, 1999 filed with the SEC on April 28, 1999 pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

10. EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.1	Employment Agreement of James D. Yancey with Synovus, incorporated by reference to Exhibit 10.1 of Synovus’ Registration Statement on Form S-1 filed with the SEC on December 18, 1990 (File No. 33-38244).

10.2	Incentive Bonus Plan of Synovus, incorporated by reference to Exhibit 10.5 of Synovus’ Registration Statement on Form S-1 filed with the SEC on December 18, 1990 (File No. 33-38244).

10.3	Director Stock Purchase Plan of Synovus, incorporated by reference to Exhibit 10.3 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 22, 2000.

10.4	Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.

10.5	Synovus Financial Corp. Deferred Stock Option Plan, incorporated by reference to Exhibit 10.5 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.

10.6	Synovus Financial Corp. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.7 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.

10.7	Wage Continuation Agreement of Synovus, incorporated by reference to Exhibit 10.8 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 29, 1993.

10.8	1991 Stock Option Plan for Key Executives of Synovus, incorporated by reference to Exhibit 10.9 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 29, 1993.

10.9	Synovus Financial Corp. 1992 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.10 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 29, 1993.

10.10	Agreement in Connection with Personal Use of Company Aircraft, incorporated by reference to Exhibit 10.10 of Synovus’ Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 9, 2004.

10.11	Life Insurance Trusts, incorporated by reference to Exhibit 10.12 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 29, 1993.

10.12	Supplemental Compensation Agreement, Incentive Compensation Agreements and Performance Compensation Agreement with Richard E. Anthony; which Agreements were assumed by Synovus on December 31, 1992 as a result of its acquisition of First Commercial Bancshares, Inc.; and which stock awards made pursuant to the Agreements were converted at a ratio of 1.5 to 1, the exchange ratio applicable to the merger, incorporated by reference to Exhibit 10.13 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 29, 1993.

10.13	1993 Split Dollar Insurance Agreement of Synovus, incorporated by reference to Exhibit 10.14 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 28, 1994.

10.14	1995 Split Dollar Insurance Agreement of Synovus, incorporated by reference to Exhibit 10.15 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC on March 24, 1995.

10.15	Synovus Financial Corp. 1994 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.16 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC on March 24, 1995.

10.16	Synovus Financial Corp./Total System Services, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.17 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.

10.17	Synovus Financial Corp. Executive Bonus Plan, incorporated by reference to Exhibit 10.18 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the SEC on March 25, 1996.

10.18	Change of Control Agreements for executive officers, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 20, 2005.

10.19	Consulting Agreement of Joe E. Beverly, incorporated by reference to Exhibit 10.20 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the SEC on March 6, 1997.

10.20	Employment Agreement of James H. Blanchard, incorporated by reference to Exhibit 10 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed with the SEC on November 15, 1999.

10.21	Synovus Financial Corp. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.22 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 22, 2000.

10.22	Form of Stock Option Agreement for the: (i) Synovus Financial Corp. 1994 Long-Term Incentive Plan; (ii) Synovus Financial Corp. 2000 Long-Term Incentive Plan; and (iii) Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 9, 2004.

10.23	Summary of Board of Directors Compensation for 2005, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 20, 2005.

10.24	Form of Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 25, 2005.

10.25	Form of Performance-Based Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 25, 2005.

10.26	Form of Non-Employee Director Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated February 1, 2005, as filed with the SEC on February 3, 2005.

10.27	Base Salaries of Named Executive Officers of Synovus.

10.28	Consulting Agreement of James D. Yancey, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 19, 2005.

21.1	Subsidiaries of Synovus Financial Corp.

23.1*	Consents of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of the 2004 Annual Report on Form 10-K.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Appendix to the Proxy Statement for the Annual Meeting of Shareholders of Synovus to be held on April 28, 2005.

99.2*	Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2004.

99.3*	Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2004.

*Filed herewith

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

SYNOVUS FINANCIAL CORP.
April 26, 2005	By:	/s/ James H. Blanchard
James H. Blanchard,
Principal Executive Officer