Form 10-Q
period 2005-03-31
SYNOVUS FINANCIAL CORP
filed 2005-05-10
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
Commission File Number 1-10312

SYNOVUS FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

GEORGIA	58-1134883
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1111 Bay Avenue, Suite # 500
P.O. Box 120
Columbus, Georgia 31902
(Address of principal executive offices)

(706) 649-2401
(Registrants’ telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).

Yes ☑	No ☐

Indicate the number of shares outstanding on each of the issuer’s class of common stock, as of the latest practicable date.

Class	April 30, 2005

Common Stock, $1.00 Par Value	311,103,450 shares

SYNOVUS FINANCIAL CORP.

PART I. FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

SYNOVUS FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2005	2004
ASSETS
Cash and due from banks	$722,306	683,035
Interest earning deposits with banks	4,274	4,153
Federal funds sold and securities purchased under resale agreements	136,227	135,471
Mortgage loans held for sale	127,664	120,186
Investment securities available for sale	2,725,561	2,695,593

Loans, net of unearned income	20,056,295	19,480,396
Allowance for loan losses	(273,724)	(265,745)

Loans, net	19,782,571	19,214,651

Premises and equipment, net	651,830	638,407
Contract acquisition costs and computer software, net	459,023	401,074
Goodwill, net	459,505	416,283
Other intangible assets, net	51,486	41,628
Other assets	731,938	699,697

Total assets	$25,852,385	25,050,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$3,380,497	3,337,908
Interest bearing	15,733,775	15,239,560

Total deposits	19,114,272	18,577,468
Federal funds purchased and securities sold under repurchase agreements	1,425,819	1,208,080
Long-term debt	1,915,140	1,879,583
Other liabilities	523,264	576,474

Total liabilities	22,978,495	22,241,605

Minority interest in consolidated subsidiaries	175,019	167,284

Shareholders’ equity:
Common stock — $1.00 par value. Authorized 600,000,000 shares; issued 316,682,096 in 2005 and 315,636,047 in 2004; outstanding 311,020,558 in 2005 and 309,974,509 in 2004	316,682	315,636
Surplus	648,715	628,396
Treasury stock - 5,661,538 shares in 2005 and 2004	(113,944)	(113,944)
Unearned compensation	(3,369)	(106)
Accumulated other comprehensive income (loss)	(11,586)	8,903
Retained earnings	1,862,373	1,802,404

Total shareholders’ equity	2,698,871	2,641,289

Total liabilities and shareholders’ equity	$25,852,385	25,050,178

See accompanying Notes to Consolidated Financial Statements.

SYNOVUS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2005	2004
Interest income:
Loans, including fees	$303,115	242,856
Investment securities	26,120	24,948
Mortgage loans held for sale	1,347	1,407
Federal funds sold and securities purchased under resale agreements	706	476
Interest earning deposits with banks	18	4

Total interest income	331,306	269,691

Interest expense:
Deposits	77,519	47,963
Federal funds purchased and securities sold under repurchase agreements	8,898	3,655
Long-term debt	18,027	15,326

Total interest expense	104,444	66,944

Net interest income	226,862	202,747
Provision for losses on loans	19,283	15,724

Net interest income after provision for losses on loans	207,579	187,023

Non-interest income:
Electronic payment processing services	205,163	176,586
Merchant services	27,105	6,364
Other transaction processing services revenue	48,514	40,848
Service charges on deposit accounts	27,039	28,432
Fiduciary and asset management fees	11,037	10,568
Brokerage and investment banking revenue	6,263	5,759
Mortgage banking income	5,898	6,894
Credit card fees	7,646	6,040
Securities gains (losses), net	271	(65)
Other fee income	7,486	6,920
Other operating income	9,518	28,299

Non-interest income before reimbursable items	355,940	316,645
Reimbursable items	69,170	60,445

Total non-interest income	425,110	377,090

Non-interest expense:
Salaries and other personnel expense	189,829	186,631
Net occupancy and equipment expense	86,634	78,390
Other operating expenses	92,607	67,857

Non-interest expense before reimbursable items	369,070	332,878
Reimbursable items	69,170	60,445

Total non-interest expense	438,240	393,323

Minority interest in subsidiaries’ net income	8,832	6,249

Income before income taxes	185,617	164,541
Income tax expense	68,883	60,379

Net income	$116,734	104,162

Net income per share:
Basic	$0.38	0.34

Diluted	0.37	0.34

Weighted average shares outstanding:
Basic	310,622	303,644

Diluted	313,900	306,812

Dividends declared per share	$0.18	0.17

See accompanying Notes to Consolidated Financial Statements.

SYNOVUS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(In thousands)	2005	2004
Cash flows from operating activities:
Net income	$116,734	104,162
Adjustments to reconcile net income to net cash provided by operating activities
Provision for losses on loans	19,283	15,724
Depreciation, amortization, and accretion, net	43,727	30,869
Increase in interest receivable	(6,902)	(769)
Increase (decrease) in interest payable	1,829	(5,857)
Minority interest in subsidiaries’ net income	8,832	6,249
Increase in mortgage loans held for sale	(7,478)	(19,366)
Decrease in billings in excess of costs and profit on uncompleted contracts	—	(6,749)
Gain on sale of banking location	—	(15,849)
Impairment of developed software	3,137	—
Decrease in accrued salaries and employee benefits	(64,314)	(24,954)
Other, net	(86,356)	64,018

Net cash provided by operating activities	28,492	147,478

Cash flows from investing activities:
Net cash paid for acquisitions	(56,983)	(16,626)
Net (increase) decrease in interest earning deposits with banks	(121)	99
Net (increase) decrease in federal funds sold and securities purchased under resale agreements	(756)	14,568
Proceeds from maturities and principal collections of investment securities available for sale	292,111	545,252
Proceeds from sales of investment securities available for sale	28,739	9,904
Purchases of investment securities available for sale	(384,588)	(608,655)
Net cash received on sale of banking location	—	25,069
Net increase in loans	(587,203)	(456,712)
Purchases of premises and equipment	(24,011)	(31,140)
Proceeds from disposal of premises and equipment	1,790	721
Increase in contract acquisition costs	(5,442)	(1,857)
Additions to licensed computer software from vendors	(5,868)	(7,370)
Additions to internally developed computer software	(709)	(1,982)

Net cash used by investing activities	(743,041)	(528,729)

Cash flows from financing activities:
Net increase in demand and savings deposits	80,505	206,560
Net increase (decrease) in certificates of deposit	456,299	(30,467)
Net increase in federal funds purchased and securities sold under repurchase agreements	217,739	119,481
Principal repayments on long-term debt	(194,321)	(67,684)
Proceeds from issuance of long-term debt	233,641	122,289
Dividends paid to shareholders	(53,699)	(49,890)
Proceeds from issuance of common stock	13,656	7,828

Net cash provided by financing activities	753,820	308,117

Increase (decrease) in cash and due from banks	39,271	(73,134)
Cash and due from banks at beginning of period	683,035	696,030

Cash and due from banks at end of period	$722,306	622,896

See accompanying Notes to Consolidated Financial Statements.

SYNOVUS FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Synovus Financial Corp. (Synovus) consolidated financial statements and related notes appearing in the 2004 annual report previously filed on Form 10-K.

Note 2 — Supplemental Cash Flow Information

For the three months ended March 31, 2005 and 2004, Synovus paid income taxes (net of refunds received) of $36.2 million and $1.3 million, respectively. For the three months ended March 31, 2005 and 2004, Synovus paid interest of $104.2 million and $72.2 million, respectively.

Non-cash investing activities consisted of loans of approximately $8.6 million and $2.3 million, which were foreclosed and transferred to other real estate during the three months ended March 31, 2005 and 2004, respectively.

Note 3 – Comprehensive Income

Other comprehensive income (loss) consists of net unrealized gains (losses) on securities available for sale, net unrealized gains (losses) on cash flow hedges, and foreign currency translation adjustments. Comprehensive income consists of net income plus other comprehensive income (loss). Comprehensive income for the three months ended March 31, 2005 and 2004 was $96.2 million and $112.1 million, respectively.

Note 4 – Stock-Based Compensation

Synovus accounts for its fixed stock-based compensation in accordance with the provisions set forth in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with APB Opinion No. 25, compensation expense is recorded on the grant date only to the extent that the current market price of the underlying stock exceeds the exercise price on the grant date.

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value based method of accounting for stock-based compensation plans. As allowed by SFAS No. 123, Synovus has elected to apply the accounting method prescribed under APB Opinion No. 25, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148,

“Accounting for Stock-Based Compensation – Transition and Disclosure.”

If Synovus had determined compensation expense based on the fair value at the grant date for its stock options granted under SFAS No. 123, net income and earnings per share for the three months ended March 31, 2005 and 2004 would have been reduced to the pro forma amounts indicated in the following table.

For the three months ended March 31, 2005 and 2004:

(In thousands, except per share data)	2005	2004

Net income as reported	$116,734	104,162
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,283)	(2,882)

Net income – pro forma	$113,451	101,280

Earnings per share:
Basic – as reported	$0.38	0.34
Basic – pro forma	0.37	0.33
Diluted – as reported	0.37	0.34
Diluted – pro forma	0.36	0.33

Note 5 – Business Combinations

On March 1, 2005, Total Systems Services, Inc. (TSYS) completed the acquisition of Vital Processing Services, LLC (Vital), by purchasing the 50-percent equity stake formerly held by Visa U.S.A. for $95.8 million, including $782,000 of direct acquisition costs. TSYS recorded the 50% interest as a purchase business combination, requiring that TSYS allocate the purchase price to the assets acquired and liabilities assumed based on their relative fair values. TSYS is in the process of finalizing the purchase price allocation and has preliminarily allocated $38.0 million to goodwill, $12.0 million to intangible assets and the remaining amount to the assets and liabilities acquired. Vital’s results of operations have been included in the consolidated financial results beginning March 1, 2005.

The preliminary purchase price allocation is presented below:

(In thousands)	At March 1, 2005

Cash and cash equivalents	$19,399
Contract acquisition costs and computer software, net	31,733
Intangible assets	12,000
Goodwill	38,002
Other assets	25,854

Total assets acquired	126,988

Other liabilities	31,157

Total liabilities assumed	31,157

Minority interest	49

Net assets acquired	$95,782

Pro forma information related to the impact of this acquisition on Synovus’ consolidated financial statements, assuming such acquisition had occurred at the beginning of the periods reported, is not presented as such impact is not significant.

Note 6 – Operating Segments

Synovus has two reportable segments: Financial Services and TSYS. The Financial Services segment provides financial services including banking, financial management, insurance, mortgage and leasing services through 41 affiliate banks and other Synovus offices in Georgia, Alabama, South Carolina, Florida, and Tennessee. Through online accounting and electronic payment processing systems, TSYS provides electronic payment processing and other related services to card-issuing institutions in the United States, Mexico, Canada, Honduras, Europe and Puerto Rico. The significant accounting policies of the segments are described in the summary of significant accounting policies in the 2004 annual report previously filed on Form 10-K. All inter-segment services provided are charged at the same rates as those charged to unaffiliated customers. Such services are included in the results of operations of the respective segments and are eliminated to arrive at consolidated totals.

Segment information as of and for the three months ended March 31, 2005 and 2004 is presented in the following table:

Three months ended March 31, 2005 and 2004

		Financial
(In thousands)		Services	TSYS (a)	Eliminations		Consolidated

Interest income	2005	$331,314	787	(795	)(b)	$331,306
	2004	269,691	202	(202	)(b)	269,691
Interest expense	2005	105,188	51	(795	)(b)	104,444
	2004	67,090	56	(202	)(b)	66,944
Net interest income	2005	226,126	736	—		226,862
	2004	202,601	146	—		202,747
Provision for loan losses	2005	19,283	—	—		19,283
	2004	15,724	—	—		15,724
Net interest income after provision	2005	206,843	736	—		207,579
for loan losses	2004	186,877	146	—		187,023
Total non-interest income	2005	74,569	355,362	(4,821	)(c)	425,110
	2004	90,450	291,044	(4,404	)(c)	377,090
Total non-interest expense	2005	157,834	285,227	(4,821	)(c)	438,240
	2004	155,944	241,783	(4,404	)(c)	393,323
Income before income taxes	2005	123,578	70,871	(8,832	)(d)	185,617
	2004	121,383	49,407	(6,249	)(d)	164,541
Income tax expense	2005	44,203	24,680	—		68,883
	2004	43,625	16,754	—		60,379
Net income	2005	79,375	46,191	(8,832	)(d)	116,734
	2004	77,758	32,653	(6,249	)(d)	104,162
Total assets	2005	24,621,831	1,268,272	(37,718	)(e)	25,852,385
	2004	21,345,053	1,011,393	(70,099	)(e)	22,286,347

(a)	Includes equity in income of joint ventures which is included in non-interest income.

(b)	Interest on TSYS’ cash deposits with the Financial Services segment and on TSYS’ line of credit with a Synovus affiliate bank.

(c)	Principally, electronic payment processing and other services provided by TSYS to the Financial Services segment.

(d)	Minority interest in TSYS and GP Network Corporation (a TSYS subsidiary).

(e)	Primarily TSYS’ cash deposits with the Financial Services segment.

Segment information for the changes in the carrying amount of goodwill for the three months ended March 31, 2005 is shown in the following table:

	Financial
(In thousands)	Services		TSYS		Total

Balance as of December 31, 2004	$345,722		70,561		416,283
Goodwill acquired during period	235	(1)	42,987	(2)	43,222
Impairment losses	—		—		—

Balance as of March 31, 2005	$345,957		113,548		459,505

(1)	Synovus acquired all of the issued and outstanding shares of GLOBALT, Inc. on May 31, 2002. The terms of the merger agreement provide for contingent consideration based on a percentage of a multiple of earnings before interest, income taxes, depreciation and other adjustments, as defined in the agreement (EBT), for each of the three years ending December 31, 2004, 2005 and 2006. The contingent consideration is payable by February 15th of each year subsequent to the respective calendar year for which the EBT calculation is made. The fair value of the contingent consideration is recorded as an addition to goodwill. On February 15, 2005, Synovus recorded additional contingent consideration of $226,000, which was based on 4% of a multiple of GLOBALT’s EBT for the year ended December 31, 2004. Additionally, during the first quarter of 2005, Synovus recorded goodwill of $9,000 resulting from additional acquisition expenses related to the June 1, 2004 acquisition of Trust One Bank in Memphis, Tennessee.

(2)	Goodwill acquired during the three months ended March 31, 2005 consists of $38.0 million in goodwill based on the preliminary purchase price allocation for the Vital acquisition which was completed on March 1, 2005 (see Note 5 for additional information regarding this acquisition). The remaining $5.0 million in additional goodwill consists of fifty percent of the previously recorded goodwill on Vital’s balance sheet, which is now being consolidated in TSYS’ balance sheet.

Intangible assets (excluding goodwill) net of accumulated amortization as of March 31, 2005 and December 31, 2004 are presented in the table below.

(In thousands)	March 31, 2005	December 31, 2004

Purchased trust revenues	$3,134	3,204
Core deposit premiums	26,835	28,116
Employment contracts / non-competition agreements	702	783
Acquired customer contracts	4,875	5,195
Intangibles associated with the acquisition of minority interest in TSYS	2,300	2,372
Customer relationships	13,275	1,550
Other	365	408

Total carrying value	$51,486	41,628

Note 7 – Dividends per Share

Dividends declared per share for the quarter ended March 31, 2005 were $0.1825, up 5.3% from $0.1733 for the first quarter of 2004.

Note 8 — Derivative Instruments

Synovus accounts for its derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires recognition of all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to either accumulated other comprehensive income, current earnings, or both, as appropriate. As part of its overall interest rate risk management activities, Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risks. These derivative instruments consist primarily of commitments to sell mortgage loans and interest rate swaps. The interest rate lock commitments made to prospective mortgage loan customers also represent derivative instruments since it is intended that such loans will be sold.

Interest rate swap transactions generally involve the exchange of fixed-rate and floating-rate interest payment obligations without the exchange of the underlying principal amounts. Entering into interest rate contracts involves not only interest rate risk, but also the risk of counterparties’ failure to fulfill their legal obligations. Notional principal amounts often are used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.

A summary of interest rate swap contracts utilized for interest rate risk management at March 31, 2005 is shown in the following table.

		Weighted Average					Net
				Maturity			Unrealized
(Dollars in	Notional	Receive	Pay	In	Unrealized		Gains
thousands)	Amount	Rate	Rate(*)	Months	Gains	Losses	(Losses)

Receive fixed swaps:
Fair value hedges	$502,500	4.22%	2.84%	85	—	(11,870)	(11,870)
Cash flow hedges	500,000	5.12%	5.75%	9	—	(5,628)	(5,628)

	1,002,500				—	(17,498)	(17,498)
Forward starting swaps:
Cash flow hedges	222,250	—	—	147	3,664	—	3,664

Total	$1,224,750				3,664	(17,498)	(13,834)

(*) Variable pay rate based upon contract rates in effect at March 31, 2005.

At March 31, 2005, Synovus had commitments to fund mortgage loans to customers in the amount of $133.6 million. The fair value of these commitments was an unrealized loss of $709,392.

At March 31, 2005, outstanding commitments to sell mortgage loans amounted to approximately $157.5 million. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding commitments to originate residential mortgage loans for resale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans at March 31, 2005 was an unrealized gain of $1.0 million.

Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the risk to Synovus. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings. As of March 31, 2005, the notional amount of customer related derivative financial instruments was $342.5 million.

Note 9 — Recent Accounting Pronouncements

In December 2003, the AICPA’s Accounting Standards Executive Committee (AcSEC) issued Statement of Position No. 03-3 (SOP No. 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP No. 03-3 provides guidance on accounting for loans and associated loss reserves acquired in a transfer or business combination. Certain loans may be required to be transferred net of reserves where there are differences between contractual and expected cash flows which are attributable, at least in part, to credit quality. SOP No. 03-3 is effective for loans acquired after December 31, 2004. Synovus has not determined the impact that SOP No. 03-3 will have on its financial statements and believes that such determination will not be meaningful until Synovus enters into a business combination with a financial institution and/or acquires a future loan portfolio.

On November 13, 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 03-01, “the Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This guidance was to be applied in other-than-temporary impairment evaluations performed in reporting periods beginning after June 15, 2004. Disclosures were effective in annual financial statements for fiscal years ended after December 15, 2003, for investments accounted for under Financial Accounting Standards Board (FASB) Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” The disclosure requirements for all other investments were effective in annual financial statements for fiscal years ended after June 15, 2004. In September 2004, the FASB issued FASB Staff Position (FSP) EITF Issue 03-1-1 which delays the effective date for the measurement and recognition guidance set forth in paragraphs 10-20 of EITF Issue No. 03-1 until additional implementation guidance is issued by the FASB. Synovus expects that the full adoption of EITF 03-1 will not have a material impact on its financial statements.

In December 2004, the FASB issued Statement No. 123R (SFAS No. 123R), “Share-Based Payment.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Compensation cost will be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures.

On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), “Share-Based Payment”. SAB 107 expresses the views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, provides the staff’s views regarding the valuation of share-based payments by public companies, and provides guidance regarding share-based payments with non-employees.

On April 14, 2005, the SEC amended Rule 4-01(a) of Regulation S-X that amended the compliance date for SFAS No. 123R. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. Synovus has determined that it will now adopt SFAS No. 123R effective January 1, 2006.

Synovus estimates that the adoption of SFAS No. 123R will result in an additional expense in 2006 of approximately $12 million, net of tax, relating to the expensing of unvested stock options estimated to be outstanding at January 1, 2006. Additionally, Synovus will incur an additional after-tax expense of approximately $1.4 million in 2005 and $1.2 million in 2006, in conjunction with new restricted stock awards that were granted during the first quarter of 2005. While stock options have been the primary method of equity-based compensation historically, going forward, restricted stock awards are expected to be Synovus’ primary method of equity-based compensation.

Note 10 – Other

Certain amounts in 2004 have been reclassified to conform to the presentation adopted in 2005.

ITEM 2 — MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Executive Summary

The following financial review provides a discussion of Synovus’ financial condition, changes in financial condition, and results of operations.

About Our Business

     Synovus is a diversified financial services holding company, based in Columbus, Georgia, with more than $25 billion in assets. Synovus operates two business segments: the Financial Services and the Transaction Processing Services (TSYS) segment. The Financial Services segment provides integrated financial services including banking, financial management, insurance, mortgage and leasing services through 41 decentralized affiliate banks and other Synovus offices in five southeastern states. At March 31, 2005, our affiliate banks ranged in size from $22.2 million to $4.4 billion in total assets. The TSYS segment provides electronic payment processing services through our 81% owned subsidiary Total System Services, Inc. (TSYS), the world’s largest third party processor of international payments. Our ownership in TSYS gives us a unique business mix: for the first three months of 2005, 54% of our consolidated revenues and 32% of our net income came from TSYS.

Our Key Financial Performance Indicators

     In terms of how we measure success in our business, the following are our key financial performance indicators:

Financial Services

•	Net Interest Margin

•	Loan Growth

•	Deposit Growth

•	Credit Quality

•	Fee Income Growth

•	Expense Management

TSYS

•	Revenue Growth

•	Expense Management

2005 Financial Performance vs. 2004

Consolidated

•	Net income of $116.7 million, up 12.1% for the three months ended March 31, 2005 as compared to the same period in 2004

•	Diluted earnings per share of $0.37, up 9.6% for the three months ended March 31, 2005 as compared to the same period in 2004

     Financial Services

•	Net income growth: 2.1% for the three months ended March 31, 2005 over the corresponding period in the prior year. The comparison is impacted by the $9.7 million after-tax gain for the sale of the banking operations in Quincy, Florida in the first quarter of 2004. Excluding this gain, the Financial Services net income growth was 16.6%

•	Net interest margin before fees: 3.98% for the three months ended March 31, 2005 as compared to 3.91% for the three months ended March 31, 2004

•	Net interest margin after fees: 4.11% for the three months ended March 31, 2005 as compared to 4.24% for the same period in 2004

•	Loan growth: 17.9% increase from March 31, 2004 (15.8% excluding acquisitions)

•	Credit quality: Ended the first quarter of 2005 in a very positive fashion:

•	Nonperforming assets ratio of .52%, unchanged from December 31, 2004 and down from .56% at March 31, 2004, and

•	Past dues over 90 days as a percentage of total loans of .07%, down from .09% at December 31, 2004 and .14% at March 31, 2004, and

•	Net charge-off ratio of .23% compared to .16% for the first quarter of 2004

•	Deposit growth: 17.9% increase from a year ago (9.5% growth excluding brokered certificates of deposit and the impact of acquisitions)

•	Fee income: down 17.6% for the quarter compared to the corresponding period in the prior year. Excluding the first quarter 2004 $15.8 million pre-tax gain for the sale of the Quincy bank operations, fee income is unchanged from the prior year.

•	General and administrative expenses up by 1.2% for the quarter over the corresponding period in the prior year. Headcount was down 19 as compared to December 31, 2004

•	The efficiency ratio for the first quarter of 2005 was 52.2% compared to 52.9% in the first quarter of 2004

TSYS

•	Revenue growth before reimbursable items: 24.8% for the three months ended March 31, 2005 over the corresponding period in the prior year

•	Expense growth before reimbursable items: 18.6% for the three months ended March 31, 2005 over the corresponding period in the prior year

•	Net income growth: 41.7% for the three months ended March 31, 2005 over the corresponding period in the prior year

Other highlights at TSYS for the quarter include:

•	TSYS acquired the remaining 50% interest in Vital Processing Services, LLC (Vital) from Visa U.S.A. (Visa) effective March 1, 2005. Vital is the second largest merchant processor in the United States serving over one million merchant locations.

•	TSYS signed a seven-year contract with ABN AMRO Bank, Barneveld, Netherlands, which represents the first processing agreement with a card issuer based in continental Europe. Additionally, TSYS will provide customer care services on behalf of ABN AMRO by managing a customer contact center in The Netherlands. The center will support full end-to-end customer service, including general customer service queries, application processing, chargebacks and dispute handling, fraud and collections.

•	TSYS and Bank of America agreed to add five years to the current agreement to provide exclusive processing services through 2014. The expanded relationship covers all consumer and commercial credit Visa and MasterCard accounts issued by Bank of America, as well as the recently acquired portfolio of FleetBoston Financial Corp., which was converted to TSYS in mid-March.

Our financial performance for the quarter was driven by excellent credit quality and strong loan growth, along with stability in the net interest margin, while our expense management remained on track. Additionally, TSYS’ financial performance exceeded our expectations.

Critical Accounting Policies

The accounting and financial reporting policies of Synovus conform to accounting principles generally accepted in the United States of America and to general practices within the banking and electronic payment processing industries. Synovus has identified certain of its accounting policies as “critical accounting policies.” In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. The application of these policies has a significant impact on Synovus’ financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are applied in the application of these policies.

Synovus’ critical accounting policies are described in the “Financial Review” section of Synovus’ 2004 Annual Report on Form 10-K. There have been no material changes to Synovus’ critical accounting policies, estimates, and assumptions, or the judgments affecting the application of these estimates and assumptions in 2005.

Business Combinations

Refer to Note 5 of the Notes to Consolidated Financial Statements for a discussion of business combinations.

Balance Sheet

During the first three months of 2005, total assets increased $802.2 million. Loans, net of unearned income, increased by $575.9 million, cash increased by $39.3 million, and investment securities available for sale increased by $30.0 million.

On March 1, 2005, TSYS completed the acquisition of the remaining 50% interest in Vital. Prior to this date, TSYS accounted for its interest in Vital under the equity method of accounting (the carrying value was $49.7 million at December 31, 2004). Vital is now a consolidated subsidiary of TSYS. Accordingly, the comparison of Synovus’ consolidated balance sheet at March 31, 2005 to December 31, 2004 is impacted by the consolidation of Vital. The more significant of the changes were the goodwill addition of $43.0 million, the contract acquisition costs and computer software addition of $60.0 million, and the other liabilities addition of $57.8 million.

Providing the necessary funding for the balance sheet growth during the first three months of 2005, the deposit base grew $536.8 million, federal funds purchased and securities sold under repurchase agreements increased $217.7 million, long-term debt increased $35.6 million, and shareholders’ equity increased $57.6 million.

Loans

Compared to March 31, 2004, total loans grew by 17.9%. Excluding the impact of acquisitions, year-over-year loan growth was 15.8%. The loan growth was broad-based across our geographic markets, with almost two-thirds of our banks increasing at a double-digit rate. On a sequential quarter basis, total loans outstanding grew by $576 million or 12.0% annualized. The sequential quarter annualized loan growth by portfolio types was as follows: commercial real estate 17.5%, commercial and industrial 6.3%, and consumer 1.4%.

The table on page 19 illustrates the composition of the loan portfolio (classified by loan purpose) as of March 31, 2005. The commercial real estate portfolio totals $11.8 billion, which represents 58.7% of the total loan portfolio. Loans for the purpose of financing investment properties total $3.8 billion, which is only 19.1% of the total loan portfolio, or less than one-third of the total commercial real estate portfolio. The investment properties loan category includes $609.8 million in loans in the Atlanta market. This amount represents 3.0% of the total loan portfolio, or 5.2% of the total commercial real estate portfolio. The primary source of repayment on investment property loans is the income from the underlying property (e.g., hotels, office buildings, shopping centers, and apartment units’ rental income), with the collateral as the secondary source of repayment. Additionally, in almost all cases, these loans are made on a recourse basis, which provides another source of repayment. From an underwriting standpoint, these loans are evaluated by determining the impact of higher interest rates, as well as lower occupancy rates, on the borrower’s ability to service debt.

Commercial loans for the purpose of financing 1-4 family properties represent $3.5 billion or 17.7% of the total loan portfolio, and 30.1% of the total commercial real estate portfolio. The 1-4 family properties category includes $1.0 billion in loans in the Atlanta market, which is 5.2% of the total loan portfolio, or 29.4% of the 1-4 family properties category.
Included in total commercial real estate loans are $3.5 billion in commercial and industrial related real estate loans. These loans are categorized as owner-occupied and other property loans on the table shown on page 19. These loans represent 17.3% of the total loan portfolio, or 29.5% of the total commercial real estate portfolio. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization (e.g., accounting; legal and medical services; retailers; manufacturers and wholesalers). These loans typically carry the personal guarantees of the principals of the business.

Commercial and industrial loans represent $5.1 billion or 25.6% of the total loan portfolio at March 31, 2005. These loans are diversified by geography, industry, and loan type. Consumer loans at March 31, 2005 total $3.2 billion, representing 15.9% of the total loan portfolio.

Asset Quality

Asset quality continued to be at excellent levels. The non-performing assets ratio was 0.52% at March 31, 2005 compared to 0.52% at December 31, 2004 and 0.56% at March 31, 2004. The quality of our commercial real estate portfolio remains strong with a nonperforming loan ratio of only 0.23% of total commercial real estate loans at March 31, 2005. This compares to an overall nonperforming loan ratio for the total loan portfolio of 0.39%. The net charge-off ratio for the first quarter was 0.23%, compared to 0.16% for the first quarter of 2004.

Past due levels remained very favorable, with total loans past due (and still accruing interest) at 0.61% of loans. Loans 90 days past due and still accruing interest at March 31, 2005 were $14.4 million, or 0.07% of total loans, compared to 0.14% at year-end 2004. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments on the loans. Management further believes the resolution of these delinquencies will not cause a material increase in nonperforming assets.

The allowance for loan losses is $273.7 million, or 1.36% of net loans, at March 31, 2005 compared to $265.7 million, or 1.36% of net loans, at December 31, 2004. The allowance to non-performing loans coverage was 354% at March 31, 2005, compared to 330% at
December 31, 2004.

The provision for loan losses was $19.3 million for the first quarter of 2005 compared to $15.7 million for the first quarter of 2004. The increase in provision for loan losses was primarily driven by strong loan growth. For the first three months of 2005, total provision expense covered net charge-offs by 1.71 times compared to 1.32 times for the same period a year ago.

(Dollars in thousands)	March 31, 2005	December 31, 2004

Nonperforming loans	$77,308	$80,456
Other real estate	26,658	21,492

Nonperforming assets	$103,966	$101,948

Loans 90 days past due and still accruing	$14,376	$18,138

Allowance for loan losses	$273,724	$265,745
Allowance for loan losses as a % of loans	1.36%	1.36%
As a % of loans and other real estate:
Nonperforming loans	0.39%	0.41%
Other real estate	0.13	0.11

Nonperforming assets	0.52%	0.52%

Allowance to nonperforming loans	354.07%	330.30%

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

The following table shows the composition of the loan portfolio and nonperforming loans (classified by loan purpose) as of March 31, 2005.

				% of
			Total	Total
(Dollars in thousands)		% of	Non-	Non-
	Total	Total Loans	performing	performing
Loan Type	Loans	Outstanding	Loans	Loans

Commercial Real Estate

Multi-Family	$534,523	2.7%	$353	0.5%
Hotels	838,300	4.2	1,262	1.6
Office Buildings	788,163	3.9	5	0.1
Shopping Centers	642,263	3.2	330	0.4
Commercial Development	719,782	3.6	39	0.1
Other Investment Property	300,153	1.5	87	0.1

Total Investment Properties	3,823,184	19.1	2,076	2.7

1-4 Family Construction	1,312,608	6.5	548	0.7
1-4 Family Perm /Mini-Perm	1,067,093	5.3	3,614	4.7
Residential Development	1,160,685	5.8	531	0.7

Total 1-4 Family Properties	3,540,386	17.7	4,693	6.1

Land Acquisition	935,517	4.7	40	0.0

Total Investment-Related Real Estate	8,299,087	41.4	6,809	8.8

Owner-Occupied	2,313,729	11.5	11,025	14.3
Other Property	1,164,962	5.8	9,715	12.6

Total Commercial Real Estate	11,777,778	58.7	27,549	35.7

Commercial & Industrial	5,128,840	25.6	39,736	51.3
Consumer	3,192,734	15.9	10,023	13.0
Unearned Income	(43,057)	(0.2)	—	—

Total	$20,056,295	100.0%	$77,308	100.0%

Deposits

Total deposits at March 31, 2005 were $19.1 billion, a $536.8 million increase from December 31, 2004. Compared to a year ago, total deposits grew by 17.9%. Excluding brokered certificates of deposit and the impact of acquisitions, total deposits grew by 9.5% over the prior year. This growth was led by strong increases in both demand deposit and money market accounts, with increases of 12.9% and 15.8%, respectively.

Capital Resources and Liquidity

Synovus has always placed great emphasis on maintaining a strong capital base and continues to exceed regulatory capital requirements. Additionally, based on internal calculations and previous regulatory exams, each of the subsidiary banks is currently in compliance with regulatory capital guidelines. Total risk-based capital was $2.973 billion at March 31, 2005, compared to $2.935 billion at December 31, 2004. The ratio of total risk-based capital to risk-weighted assets was 12.19% at March 31, 2005 compared to 12.44% at December 31, 2004. The leverage ratio was 9.64% at March 31, 2005 compared to 9.78% at December 31, 2004. The equity-to-assets ratio was 10.44% at March 31, 2005 compared to 10.54% at year-end 2004.

Synovus’ management actively analyzes and manages the liquidity position in coordination with the appropriate committees at subsidiary banks. Management must ensure that adequate liquidity, at a reasonable cost, is available to meet the cash flow needs of depositors, borrowers, and creditors. Management constantly monitors and maintains appropriate levels of assets and liabilities so as to provide adequate funding sources to meet estimated customer withdrawals and future loan requests. Subsidiary banks have access to overnight federal funds lines with various financial institutions, which total approximately $3.2 billion and can be drawn upon for short-term liquidity needs. Banking liquidity and sources of funds have not changed significantly since December 31, 2004.

The Parent Company requires cash for various operating needs including dividends to shareholders, acquisitions, capital infusions into subsidiaries, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the subsidiary banks. As a short-term liquidity source, the Parent Company has access to an $80 million line of credit with an unaffiliated banking organization. Synovus had $30 million outstanding on this line of credit at March 31, 2005. Additionally, the Parent Company enjoys an excellent reputation and credit standing in the capital markets and has the ability to raise substantial amounts of funds in the form of either short-term or long-term borrowings.

The consolidated statements of cash flows detail cash flows from operating, investing, and financing activities. For the three months ended March 31, 2005, operating activities provided net cash of $28.5 million, investing activities used $743.0 million, and financing activities provided $753.8 million, resulting in an increase in cash and due from banks of $39.3 million.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the first three months of 2005 were $25.4 billion, up 15.9% over the first three months of 2004. Excluding the impact of acquisitions and divestitures in both years, average assets increased 13.6%. Average earning assets were up 16.1% in the first three months of 2005 over the same period last year, and represented 88.6% of average total assets. When compared to the same period last year, average deposits increased $2.6 billion, average federal funds purchased and securities sold under repurchase agreements increased $46.1 million, average long-term debt increased $241.7 million, and average shareholders’ equity increased $374.3 million. This growth provided the funding for $3.0 billion growth in average net loans and $228.1 million growth in average investments.

For the three months ended March 31, 2005, net interest income was $226.9 million, up $24.1 million, or 11.9%, over $202.7 million for the same period a year ago. On a tax equivalent basis, net interest income for the three months ended March 31, 2005 increased $23.9 million, or 11.7%, over the same period in 2004.

During the third quarter of 2004, Synovus reassessed the standard loan origination costs and methodology used in conjunction with its accounting for loan origination fees and costs. As part of this assessment, Synovus changed its methodology and now recognizes these costs netted against origination fees over the life of the respective loans as an adjustment of yield (interest income). Synovus had previously recognized fee income over the life of its loans after recognizing a portion of fee income upon loan origination to offset origination costs. The new methodology was implemented on a prospective basis effective October 18, 2004. The change was not material to Synovus’ financial position, results of operations, or cash flows. The new methodology did, however, result in a decrease in general and administrative expenses of $11.6 million for the quarter ended March 31, 2005 with a corresponding decrease (of approximately the same amount) in interest income and the net interest margin (when compared to first quarter 2004 amounts).

The net interest margin after fees was 4.11% for the three months ended March 31, 2005, down 13 basis points from the three months ended March 31, 2004. This decrease was due to the aforementioned change in methodology for loan origination fees and costs. The net interest margin before fees for the three months ended March 31, 2005 was 3.98%, up 7 basis points from 3.91% for the three months ended March 31, 2004. The increase in the margin before fees was driven by a 64 basis point increase in loan yields before fees. A significant increase in variable rate loan yields, primarily due to a 144 basis point increase in the average prime rate, was the main component of the increased loan yields. Earning asset yields before fees increased by 56 basis points, which was partially offset by a 49 basis point increase in the effective cost of funds. The increase in the effective cost of funds was primarily due to an increase in the cost of variable rate deposits and wholesale funding, the most significant of which were an 87 basis point increase in money market yields and a 136 basis point increase in the yield on federal funds purchased and securities sold under repurchase agreements.

On a sequential quarter basis, net interest income increased by $2.8 million. This comparison was impacted by fewer calendar days in the first quarter of 2005 when compared to the fourth quarter of 2004. This comparison was also impacted by the change in methodology for loan origination fees and costs as the first quarter of 2005 was the first full quarter to utilize the new methodology. The net interest margin was 4.11% compared to 4.13% for the fourth quarter of 2004. The net interest margin before fees was 3.98%, unchanged from the previous quarter. The yield on earning assets before fees increased by 27 basis points, which was due to a 32 basis point increase in loan yields resulting from a 50 basis point increase in the average prime rate for the quarter. Earning asset yield gains were modestly negatively impacted by the need to hold lower yielding short-term investments to collateralize seasonal public funds inflows. The effective cost of funds increased 27 basis points for the quarter. This increase was driven by higher rates on variable rate wholesale funding and by a very competitive deposit pricing market. This competitive environment was most noticeable in money market and certificate of deposit pricing.

The tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

	Three Months Ended
	March 31,
(In thousands)	2005	2004

Interest income	$331,306	269,691
Taxable-equivalent adjustment	1,621	1,800

Interest income, Taxable-equivalent	332,927	271,491
Interest expense	104,444	66,944

Net interest income, Taxable-equivalent	$228,483	204,547

Non-Interest Income

Total non-interest income during the first three months of 2005 increased $48.0 million, or 12.7%, over the same period a year ago. For the first three months of 2005, excluding reimbursable items, the increase in non-interest income was 12.4%, over the first three months of 2004.

Financial Services:

Total non-interest income for the Financial Services segment for the three months ended March 31, 2005 was $74.6 million, down 17.6% as compared to the same period a year ago. The 2004 results include the $15.8 million pre-tax gain from the sale of a banking location completed in the first quarter of 2004. Excluding the gain on sale of the banking location, as well as the impact of acquisitions and divestitures, non-interest income for the first quarter of 2005 was essentially flat as compared to the first quarter of 2004.

Service charges on deposit accounts for the quarter were $27.0 million, down 4.9% from the same period a year ago. Service charges on deposit accounts consist of three main components including non-sufficient funds (NSF) fees, which represent 61% of service charge income, account analysis fees, and all other service charges. For the first quarter, NSF fees were $16.5 million, up 3.8% from a year ago. NSF fees on consumer accounts were $12.2 million, up 7.9% from the prior year. NSF fees on commercial accounts were $4.3 million, down 6.4% from the prior year. Account analysis fees were $4.0 million for the quarter, down 29.9% from a year ago. The decrease in account analysis fees is the primary driver for the decrease in service charge income, and is mainly due to higher earnings credits on commercial demand deposit accounts (DDA). All other service charges on deposit accounts, which consist primarily of monthly fees on consumer DDA and savings accounts, were $6.5 million, down 4.5% from a year ago.

Credit card fees are up 26.6% for the quarter and financial management services revenues increased 5.0% for the quarter as compared to the same period in 2004.

Transaction Processing Services:

TSYS’ revenues are derived from providing electronic payment processing and related services to financial and non-financial institutions, generally under long-term processing contracts. TSYS’ services are provided primarily through its cardholder systems, TS2 and TS1, to financial institutions and other organizations throughout the United States, Mexico, Canada, Honduras, Puerto Rico, and Europe. TSYS currently offers merchant services to financial institutions and other organizations through its wholly owned subsidiary, Vital, and its majority owned subsidiary, GP Network Corporation (GP Net).

Due to the somewhat seasonal nature of the credit card industry, TSYS’ revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season. Furthermore, growth or declines in card portfolios of existing clients, the conversion of cardholder accounts of new clients to TSYS’ processing platforms, and the loss of cardholder accounts impact the results of operations from period to period. Another factor which may affect TSYS’ revenues and results of operations from time to time, is the sale by a client of its business, its card portfolio or a segment of its accounts to a party which processes cardholder accounts internally or uses another third-party processor. Consolidation in either the financial services or retail industries, a change in the economic environment in the retail sector, or a change in the mix of payments between cash and cards could favorably or unfavorably impact TSYS’ financial position, results of operations and cash flows in the future.

Accounts on File

TSYS provides services to its clients including processing consumer, retail, commercial, debit and stored-value cards, as well as student loan account processing. Average accounts on file for the three months ended March 31, 2005 were 362.9 million, an increase of 30.5% over the average of 278.2 million for the same period in 2004. Total accounts on file at March 31, 2005 were 370.6 million, a 32.2% increase compared to the 280.4 million accounts on file at March 31, 2004. The change in accounts on file from March 2004 to March 2005 included the deconversion and purging of 6.3 million accounts, the addition of approximately 34.0 million accounts attributable to the internal growth of existing clients, and approximately 62.5 million accounts from new clients.

Major Customers

A significant amount of TSYS’ revenues is derived from long-term contracts with large clients, including certain major customers. Processing contracts with large clients, representing a significant portion of TSYS’ total revenues, generally provide for discounts on certain services based on the size and activity of clients’ portfolios. Therefore, electronic payment processing revenues and the related margins are influenced by the client mix relative to the size of client card portfolios, as well as the number and activity of individual cardholder accounts processed for each client. Consolidation among financial institutions has resulted in an increasingly concentrated client base, which results in a changing client mix toward larger clients and increasing pressure on TSYS’ operating profit margins.

TSYS had one major customer that accounted for approximately 20.6%, or $72.2 million, of TSYS’ total revenues for the three months ended March 31, 2005. For the three months ended March 31, 2004, TSYS had one major customer that accounted for 18.3%, or $52.2 million, of TSYS’ total revenues.

On January 25, 2005, TSYS announced that it had extended its agreement with its major customer, Bank of America, to provide exclusive processing services for an additional five years through 2014.

Electronic Payment Processing Services

Revenues from electronic payment processing services increased $28.6 million, or 16.2%, for the three months ended March 31, 2005, compared to the same period in 2004. Electronic payment processing revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, credit bureau reports, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, government services and commercial card accounts. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow.

On March 3, 2003, TSYS announced that Bank One had selected TSYS to upgrade its credit card processing. Under the long-term software licensing and services agreement, TSYS is to provide electronic payment processing services to Bank One’s credit card accounts for at least two years starting in 2004 (excluding statement and card production services). Following the provision of processing services, TSYS will license a modified version of its TS2 consumer and commercial software to Bank One through a perpetual license with a six-year payment term. This agreement has been superseded by the agreement with Chase described below. TSYS used the percentage-of-completion accounting method for its agreement with Bank One and recognized revenues in proportion to costs incurred. TSYS’ revenues from Bank One were less than 10% of TSYS’ total revenues for the three months ended March 31, 2005.

On July 1, 2004, Bank One and Chase merged under the name Chase. On October 13, 2004, TSYS finalized a definitive agreement with Chase to service the combined card portfolios of Chase Card Services and to upgrade its card-processing technology. The agreement extends a relationship that started with TSYS and the former Bank One Corp. in March 2003. Pursuant to the revised agreement, the first phase of the project was executed successfully and Bank One’s remaining accounts were converted to a modified version of the TS2 processing platform during the fourth quarter of 2004, according to the project’s original schedule. Chase is expected to convert its consumer and commercial accounts to the modified version of TS2 in the second half of 2005, after which TSYS expects to maintain the card-processing functions of Chase Card Services for at least two years. Chase Card Services then has the option to either extend the processing agreement for up to five additional two-year periods or migrate the portfolio in-house, under a perpetual license of a modified version of TS2 with a six-year payment term.

As a result of the new agreement with Chase, TSYS discontinued its use of the percentage-of- completion accounting method for the original agreement with Bank One. The revised agreement is accounted for in accordance with Financial Accounting Standards Board’s (FASB’s) Emerging Issues Task Force No. 00-21 (EITF 00-21), “Accounting for Revenue Arrangements with Multiple Deliverables”, and other applicable guidance.

On March 31, 2004, Bank of America acquired FleetBoston. In connection with the extended agreement with Bank of America, TSYS converted the FleetBoston card portfolio to TSYS’ system in March 2005.

In July 2003, Sears and Citigroup announced an agreement for the sale by Sears to Citigroup of the Sears credit card and financial services businesses. Sears and Citigroup are both clients of TSYS, and TSYS considers its relationships with both companies to be very positive. TSYS and Sears are parties to a 10-year agreement, which was renewed in January of 2000, under which TSYS provides transaction processing for more than 82.0 million Sears accounts. For the three months ended March 31, 2005, TSYS’ revenues from the TSYS/Sears agreement represented less than 10% of TSYS’ consolidated revenues. The agreement includes provisions for termination for convenience prior to its expiration upon the payment of a termination fee. The TSYS/Sears agreement also grants to Sears the one-time right to market test TSYS’ pricing and functionality after May 1, 2004, which Citigroup is in the process of conducting. Potential results of such market test, in which TSYS is a participant, include continuation of the processing agreement under its existing terms, continuation of the processing agreement under mutually agreed modified terms, or termination of the processing agreement after May 1, 2006 without a termination fee. The impact of the transaction between Sears and Citigroup on the financial position, results of operations and cash flows of TSYS cannot be determined at this time.

On August 2, 2004, TSYS completed the acquisition of Clarity Payment Solutions, Inc. (Clarity) for $53.0 million in cash and had direct acquisition costs in the amount of $515,000. Clarity was renamed TSYS Prepaid, Inc. (TSYS Prepaid). For the three months ended March 31, 2005, TSYS’ electronic payment processing services revenues include $6.5 million of TSYS Prepaid’s revenues.

Merchant Services

Merchant services revenues are derived from electronic transaction processing services primarily to large financial institutions and other merchant acquirers. Revenues from merchant services include processing all payment forms including credit, debit, electronic benefit transfer and check truncation for merchants of all sizes across a wide array of retail market segments. Merchant services’ products and services include: authorization and capture of electronic transactions; clearing and settlement of electronic transactions; information reporting services related to electronic transactions; merchant billing services; and point of sale terminal sales and service.

Revenues from merchant services consist of revenues generated by TSYS’ wholly owned subsidiary, Vital, and its majority owned subsidiary, GP Net. Merchant services revenue for the quarter was $27.1 million, compared to $6.4 million for the same period last year. The increase is attributable to the consolidation of Vital’s results effective March 1, 2005. Prior to the acquisition of Vital, TSYS’ revenues included fees TSYS charged to Vital for back-end processing support.

Other Services

Revenues from TSYS’ other services consist primarily of revenues generated by TSYS’ wholly owned subsidiaries not included in electronic payment processing services or merchant services, as well as TSYS’ business process management services. Revenues from other services increased $7.7 million, or 18.8%, for the three months ended March 31, 2005, compared to the same period in 2004. Other services revenues increased primarily due to increases associated with TSYS’ business process management services. Revenues from TSYS’ business process management increased $6.0 million for the three months ended March 31, 2005 as compared to the same period in 2004.

Equity in Income from Joint Ventures

TSYS’ share of income from its equity in joint ventures was $3.8 million compared to $5.6 million for the same period in 2004. The decrease for the quarter is primarily attributable to the purchase of the remaining 50% of Vital on March 1, 2005 and the consolidation of Vital’s operating results into TSYS’ statement of income effective March 1, 2005. These amounts are reflected as a component of other operating income in the consolidated statements of income.

Non-Interest Expense

For the three months ended March 31, 2005, total non-interest expense increased $44.9 million, or 11.4% over the same period in 2004. Excluding reimbursable items, the increase was 10.9%. Management analyzes non-interest expense in two separate components: Financial Services and Transaction Processing Services.

The following table summarizes non-interest expense for the three months ended March 31, 2005 and 2004.

	Three months ended		Three months ended
(In thousands)	March 31, 2005(*)		March 31, 2004(*)
		Transaction		Transaction
	Financial	Processing	Financial	Processing
	Services	Services	Services	Services
Salaries and other personnel expense	$90,746	99,115	96,999	89,786
Net occupancy and equipment expense	21,547	65,089	19,691	58,699
Other operating expenses	45,541	51,415	39,254	32,666
Reimbursable items	—	69,608	—	60,632

Total non-interest expense	$157,834	285,227	155,944	241,783

(*) The added totals are greater than the consolidated totals due to inter-segment balances which are eliminated in consolidation.

Financial Services:

Financial Services’ non-interest expense increased on a reported basis by 1.2% for the three months ended March 31, 2005, compared to the same period a year ago. This moderate increase reflects the impact of the change in methodology for loan origination fees and costs, which was implemented on a prospective basis on October 18, 2004 as described above in the section titled “Earning Assets, Sources of Funds, and Net Interest Income”. The increase excluding the impact of the change in loan cost methodology and the impact of acquisitions and divestitures was approximately 7%.

Total headcount for the Financial Services segment at March 31, 2005 was 6,431 compared to 6,450 at December 31, 2004.

Transaction Processing Services:

Total non-interest expense increased 18.0% for the three months ended March 31, 2005, compared to the same period in 2004. Excluding reimbursable items, total non-interest expense increased 19.0% for the three months ended March 31, 2005, compared to the same periods in 2004. The increases are due to changes in each of the expense categories as described below.

Salaries and other personnel expenses increased $9.3 million, or 10.4%, for the three months ended March 31, 2005 compared to the same period in 2004. Of the $9.3 million increase, $8.1 million is the result of employee related expenses of Vital and TSYS Prepaid. In addition, the change in employment expenses is associated with normal salary increases and related benefits, as well as lower levels of employment costs categorized as software development and contract acquisition costs. The growth in employment expenses included an increase in the accrual for performance-based incentive benefits.

At March 31, 2005, TSYS had 6,417 employees compared to 5,530 at March 31, 2004. During the first quarter of 2005, TSYS added 738 employees associated with the acquisition of Vital. During the third quarter of 2004, TSYS added 67 employees associated with the TSYS Prepaid acquisition.

Net occupancy and equipment expense increased $6.4 million, or 10.9%, for the three months ended March 31, 2005 over the same period in 2004. Major components of the $6.4 million increase include a $2.1 million increase in equipment and software rentals, a $4.1 million increase in depreciation and amortization, and a charge for impairment of developed software of $3.1 million which was partially offset by a $3.3 million decrease in repairs and maintenance. Of the $6.4 million increase, $1.8 million is the result of occupancy and equipment related expenses of Vital and TSYS Prepaid.

Due to rapidly changing technology in computer equipment, TSYS’ equipment needs are met to a large extent through operating leases. TSYS continues to add leased equipment and software expense necessary to add capacity for new conversions scheduled in 2005. Also, the results for 2005 include expenses associated with the new data centre in Europe, which began live production in August 2004.

Other operating expenses for the three months ended March 31, 2005 increased $18.8 million or 57.4% as compared to the same period in 2004. Of the $18.8 million increase, $14.1 million is the result of other operating related expenses of Vital and TSYS Prepaid.

Other operating expenses include, among other things, amortization of conversion costs, costs associated with delivering merchant services, professional advisory fees and court costs associated with its debt collection business.

Other operating expenses also include charges for processing errors, contractual commitments and bad debt expense. Management’s evaluation of the adequacy of its transaction processing reserves and allowance for doubtful accounts is based on a formal analysis which assesses the probability of losses related to contractual contingencies, processing errors and uncollectible accounts. Increases and decreases in transaction processing provisions and charges for bad debt expense are reflected in other operating expenses. For the three months ended March 31, 2005, TSYS’ transaction processing expenses decreased $2.2 million compared to the same period in 2004.

Income Tax Expense

For the three months ended March 31, 2005, income tax expense was $68.9 million compared to $60.4 million for the same period in 2004. The effective tax rate for the first three months of 2005 was 37.1%, compared to 36.7% for the same period in 2004.

Legal Proceedings

TSYS has received notification from the United States Attorneys’ Office for the Northern District of California that the United States Department of Justice is investigating whether TSYS and/or one of its large credit card processing clients violated the False Claims Act, 31 U.S.C. §§3729-33, in connection with mailings made on behalf of the client from July 1997 through November 2001. The subject matter of the investigation relates to the U.S. Postal Service’s Move Update Requirements. In general, the Postal Service’s Move Update Requirements are designed to reduce the volume of mail that is returned to sender as undeliverable as addressed. In effect, these requirements provide, among other things, various procedures that may be utilized to maintain the accuracy of mailing lists in exchange for discounts on postal rates. TSYS has received a subpoena from the Office of the Inspector General of the U.S. Postal Service, and has produced documents responsive to the subpoena. TSYS intends to fully cooperate with the Department of Justice in the investigation, and there can be no assurance as to the timing or outcome of the investigation, including whether the investigation will result in any criminal or civil fines, penalties, judgments or treble damages or other claims against TSYS. TSYS established a reserve during the quarter ended March 31, 2005 relating to this investigation. However, there can be no assurance that TSYS will not suffer a loss in connection with this investigation in an amount exceeding such reserve or that TSYS will not be required to reserve additional amounts in future periods.

2005 Earnings Outlook

On April 26, 2005, we increased our 2005 earnings guidance from an earnings per share (EPS) growth range of 12% to 15% over 2004 to an EPS growth range of 13% to 16%. This guidance is based on the following assumptions:

•	An expanding economy,

•	Modest increases in short-term rates,

•	A favorable credit environment, and

•	TSYS’ net income growth in the 22% to 25% range.

Share Repurchase Plan

On April 14, 2003, the Synovus board of directors approved a $200 million share repurchase plan. During the term of the plan, which expired on April 14, 2005, 5.5 million shares were purchased at a total cost of $112.7 million. There were no share repurchases under this plan in 2005.

Recently Issued Accounting Standards

In December 2003, the AICPA’s Accounting Standards Executive Committee (AcSEC) issued Statement of Position No. 03-3 (SOP No. 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP No. 03-3 provides guidance on accounting for loans and associated loss reserves acquired in a transfer or business combination. Certain loans may be required to be transferred net of reserves where there are differences between contractual and expected cash flows which are attributable, at least in part, to credit quality. SOP No. 03-3 is effective for loans acquired after December 31, 2004. Synovus has not determined the impact that SOP No. 03-3 will have on its financial statements and believes that such determination will not be meaningful until Synovus enters into a business combination with a financial institution and/or acquires a future loan portfolio.

On November 13, 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This guidance was to be applied in other-than-temporary impairment evaluations performed in reporting periods beginning after June 15, 2004. Disclosures were effective in annual financial statements for fiscal years ended after December 15, 2003, for investments accounted for under Financial Accounting Standards Board (FASB) Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” The disclosure requirements for all other investments were effective in annual financial statements for fiscal years ended after June 15, 2004. In September 2004, the FASB issued FASB Staff Position (FSP) EITF Issue 03-1-1 which delays the effective date for the measurement and recognition guidance set forth in paragraphs 10-20 of EITF Issue No. 03-1 until additional implementation guidance is issued by the FASB. Synovus expects that the full adoption of EITF 03-1 will not have a material impact on its financial statements.

In December 2004, the FASB issued Statement No. 123R (SFAS No. 123R), “Share-Based Payment.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Compensation cost will be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures.

On April 14, 2005, the SEC amended Rule 4-01(a) of Regulation S-X that amended the compliance date for SFAS No. 123R. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. Synovus has determined that it will now adopt SFAS No. 123R effective January 1, 2006.

Synovus estimates that the adoption of SFAS No. 123R will result in an additional expense in 2006 of approximately $12 million, net of tax, relating to the expensing of unvested stock options estimated to be outstanding at January 1, 2006. Additionally, Synovus will incur an additional after-tax expense of approximately $1.4 million in 2005 and $1.2 million in 2006, in conjunction with new restricted stock awards that were granted during the first quarter of 2005. While stock options have been the primary method of equity-based compensation historically, going forward, restricted stock awards are expected to be Synovus’ primary method of equity-based compensation.

Forward-Looking Statements

Certain statements contained in this filing which are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act (the “Act”). These forward-looking statements include, among others, TSYS’ expected conversions of the Chase Card Services portfolios in the second half of 2005; TSYS’ expectation that it will maintain the card processing functions of Chase Card Services for at least two years; management’s belief with respect to the impact of the resolution of certain loan delinquencies on nonperforming assets and the inclusion of all material loans in which doubt exists as to collectibility in nonperforming assets; any matter that might arise out of the United States Department of Justice’s investigation of TSYS; Synovus’ expected growth in earnings per share for 2005 and the assumptions underlying such statements, including, with respect to Synovus’ expected increase in earnings per share for 2005, the economy will continue to expand; short-term interest rates will increase modestly; the credit environment will remain favorable; and TSYS’ net income growth will be in the 22% — 25% range. In addition, certain statements in future filings by Synovus with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, efficiency ratios and other financial terms; (ii) statements of plans and objectives of Synovus or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.

These statements are based on the current beliefs and expectations of Synovus’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements. A number of factors could cause actual results to differ from those contemplated by the forward looking statements in this document. Many of these factors are beyond Synovus’ ability to control or predict. These factors include, but are not limited to: (i) competitive pressures arising from aggressive competition from other financial service providers; (ii) factors that affect the delinquency rate of Synovus’ loans and the rate at which Synovus’ loans are charged off; (iii) changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which Synovus is perceived in such markets; (iv) TSYS’ inability to achieve its net income goals for 2005; (v) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted may be different than expected; (vi) the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board; (vii) inflation, interest rate, market and monetary fluctuations; (viii) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (ix) changes in consumer spending, borrowing, and saving habits; (x) technological changes are more difficult or expensive than anticipated; (xi) acquisitions are more difficult to integrate than anticipated; (xii) the ability to increase market share and control expenses; (xiii) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) with which Synovus and its subsidiaries must comply; (xiv) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies; (xv) changes in Synovus’ organization, compensation, and benefit plans; (xvi) the costs and effects of litigation or adverse facts and developments related thereto; (xvii) a deterioration in credit quality or a reduced demand for credit; (xviii) Synovus’ inability to successfully manage any impact from slowing economic conditions or consumer spending; (xix) TSYS does not convert the Chase portfolios as expected and maintain the card-processing functions of Chase for at least two years as expected; (xx) the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients; (xxi) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection; (xxii) the impact on Synovus’ business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (xxiii) the success of Synovus at managing the risks involved in the foregoing.

These forward-looking statements speak only as of the date on which such statements are made, and Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

ITEM 3 — QUANTITATIVE AND
QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

During the first three months of 2005, Synovus has maintained a moderately asset sensitive interest rate risk position which would be expected to have a beneficial impact on net interest income in a rising interest rate environment. This asset sensitivity has decreased modestly from December 31, 2004. This decrease is due to an increased utilization of variable rate wholesale funding and a moderate increase in the interest rate sensitivity of our core deposit base.

Synovus measures its sensitivity to changes in market interest rates through the use of a simulation model. Synovus uses this simulation model to determine a baseline net interest income forecast and the sensitivity of this forecast to changes in interest rates. These simulations include all of Synovus’ earning assets, liabilities, and derivative instruments. Forecasted balance sheet changes, primarily reflecting loan and deposit growth forecasts prepared by each banking affiliate, are included in the periods modeled.

Synovus models its baseline net interest income forecast assuming an unchanged or flat interest rate environment. Synovus has modeled the impact of a gradual increase and decrease in short-term rates of 100 basis points to determine the sensitivity of net interest income for the next twelve months. In the gradual 100 basis point decrease scenario, net interest income is expected to decrease by approximately 2.2%, as compared to an unchanged interest rate environment. In the gradual 100 basis point increase scenario, net interest income is expected to increase by approximately 1.5%, as compared to an unchanged interest rate environment. While these estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions and their impact on loan and deposit pricing would be expected to have a significant impact on the realized level of net interest income. Actual realized balance sheet growth and mix would also impact the realized level of net interest income.

ITEM 4 – CONTROLS AND PROCEDURES

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, these officers have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Synovus (including its consolidated subsidiaries) required to be included in our periodic SEC filings. No change in Synovus’ internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS

     On April 14, 2003, the Synovus board of directors approved a $200 million share repurchase plan. During the term of the plan, which expired on April 14, 2005, 5.5 million shares were purchased at a total cost of $112.7 million. There were no share repurchases under this plan in 2005.

The following table sets forth information regarding Synovus’ purchases of its common stock on a monthly basis during the three months ended March 31, 2005:

					Maximum
				Total Number of	Number of Shares
				Shares Purchased	That May Yet Be
				as Part of	Purchased Under
	Total Number of		Average Price Paid	Announced Plans	the Plans or
Period	Shares Purchased		per Share	or Programs	Programs

January 2005	5,384	(1)	$28.04	—	—	(2)
February 2005	12,029	(1)	26.70	—	—	(2)
March 2005	227	(1)	27.24	—	—	(2)

Total	17,640	(1)	$27.12	—	—	(2)

(1)	Consists of delivery of previously owned shares to Synovus in payment of the exercise price of stock options.

(2)	Amount is now zero as the aforementioned share repurchase plan expired on April 14, 2005.

ITEM 6 — EXHIBITS

(a)	Exhibits	Description

	(31.1)	Certification of Chief Executive Officer

	(31.2)	Certification of Chief Financial Officer

	(32)	Certification of Periodic Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.
Date: May 10, 2005	BY:	/s/ Thomas J. Prescott
Thomas J. Prescott
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report