Form 10-Q
period 2005-06-30
SYNOVUS FINANCIAL CORP
filed 2005-08-08
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑       No☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).
Yes ☑       No☐
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	July 31, 2005

Common Stock, $1.00 Par Value	311,768,496 shares

SYNOVUS FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
(In thousands, except share data)	2005	2004
ASSETS
Cash and due from banks	$811,781	683,035
Interest earning deposits with banks	14,270	4,153
Federal funds sold and securities purchased under resale agreements	344,958	135,471
Mortgage loans held for sale	155,977	120,186
Investment securities available for sale	2,756,365	2,695,593

Loans, net of unearned income	20,479,834	19,480,396
Allowance for loan losses	(277,527)	(265,745)

Loans, net	20,202,307	19,214,651

Premises and equipment, net	657,765	638,407
Contract acquisition costs and computer software, net	450,352	401,074
Goodwill, net	457,946	416,283
Other intangible assets, net	49,232	41,628
Other assets	812,341	699,697

Total assets	$26,713,294	25,050,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing retail and commercial deposits	$3,474,299	3,337,908
Interest bearing retail and commercial deposits	13,962,080	12,948,523

Total retail and commercial deposits	17,436,379	16,286,431
Brokered deposits	2,670,099	2,291,037

Total deposits	20,106,478	18,577,468
Federal funds purchased and securities sold under repurchase agreements	724,445	1,208,080
Long-term debt	2,335,688	1,879,583
Other liabilities	570,914	576,474

Total liabilities	23,737,525	22,241,605

Minority interest in consolidated subsidiaries	181,957	167,284

Shareholders’ equity:
Common stock — $1.00 par value. Authorized 600,000,000 shares; issued 317,180,800 in 2005 and 315,636,047 in 2004; outstanding 311,519,262 in 2005 and 309,974,509 in 2004	317,181	315,636
Surplus	660,052	628,396
Treasury stock 5,661,538 shares in 2005 and 2004	(113,944)	(113,944)
Unearned compensation	(2,942)	(106)
Accumulated other comprehensive income (loss)	(517)	8,903
Retained earnings	1,933,982	1,802,404

Total shareholders’ equity	2,793,812	2,641,289

Total liabilities and shareholders’ equity	$26,713,294	25,050,178

See accompanying Notes to Consolidated Financial Statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2005	2004	2005	2004
Interest income:
Loans, including fees	$632,900	493,302	329,785	250,446
Investment securities	52,735	49,389	26,615	24,442
Mortgage loans held for sale	3,092	3,363	1,745	1,956
Federal funds sold and securities purchased under resale agreements	1,699	894	993	418
Interest earning deposits with banks	55	9	37	4

Total interest income	690,481	546,957	359,175	277,266

Interest expense:
Deposits	170,917	96,109	93,397	48,147
Federal funds purchased and securities sold under repurchase agreements	17,504	7,435	8,606	3,780
Long-term debt	38,133	30,203	20,107	14,877

Total interest expense	226,554	133,747	122,110	66,804

Net interest income	463,927	413,210	237,065	210,462
Provision for losses on loans	42,106	33,272	22,823	17,548

Net interest income after provision for losses on loans	421,821	379,938	214,242	192,914

Non-interest income:
Electronic payment processing services	420,947	360,315	215,784	183,731
Merchant services	95,801	13,241	68,696	6,876
Other transaction processing services revenue	93,838	82,676	45,324	41,827
Service charges on deposit accounts	55,302	59,785	28,175	31,273
Fiduciary and asset management fees	22,175	21,053	11,138	10,485
Brokerage and investment banking revenue	12,564	11,375	6,301	5,616
Mortgage banking income	13,328	12,666	7,430	5,772
Credit card fees	17,383	13,385	9,291	7,424
Securities gains (losses), net	598	(65)	327	—
Other fee income	14,826	14,122	7,340	7,202
Other operating income	16,310	43,640	7,325	15,341

Non-interest income before reimbursable items	763,072	632,192	407,131	315,547
Reimbursable items	148,330	116,190	79,161	55,745

Total non-interest income	911,402	748,382	486,292	371,292

Non-interest expense:
Salaries and other personnel expense	398,425	361,586	208,596	174,955
Net occupancy and equipment expense	175,473	164,577	88,839	86,187
Other operating expenses	202,623	142,222	110,015	74,365

Non-interest expense before reimbursable items	776,521	668,385	407,450	335,507
Reimbursable items	148,330	116,190	79,161	55,745

Total non-interest expense	924,851	784,575	486,611	391,252

Minority interest in subsidiaries’ net income	18,504	13,101	9,672	6,852

Income before income taxes	389,868	330,644	204,251	166,102
Income tax expense	144,674	121,341	75,791	60,961

Net income	$245,194	209,303	128,460	105,141

Net income per share:
Basic	$0.79	0.69	0.41	0.34

Diluted	0.78	0.68	0.41	0.34

Weighted average shares outstanding:
Basic	310,890	304,912	311,154	306,180

Diluted	314,297	307,835	314,691	308,857

Dividends declared per share	$0.37	0.35	0.18	0.17

See accompanying Notes to Consolidated Financial Statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
(In thousands)	2005	2004
Cash flows from operating activities:
Net income	$245,194	209,303
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	42,106	33,272
Depreciation, amortization and accretion, net	93,006	75,928
Increase in interest receivable	(16,977)	(3,231)
Increase (decrease) in interest payable	7,729	(6,932)
Equity in income of joint ventures	(4,340)	(12,260)
Minority interest in subsidiaries’ net income	18,504	13,101
Increase in mortgage loans held for sale	(35,791)	(27,201)
Decrease in billings in excess of costs and profit on uncompleted contracts	—	(16,166)
Gain on sale of banking location	—	(15,849)
Impairment of developed software	3,137	10,059
Decrease in accrued salaries and employee benefits	(29,568)	(12,508)
Other, net	(183,729)	66,551

Net cash provided by operating activities	139,271	314,067

Cash flows from investing activities:
Net cash paid for acquisitions	(56,983)	(2,749)
Net (increase) decrease in interest earning deposits with banks	(10,117)	89
Net increase in federal funds sold and securities purchased under resale agreements	(209,487)	(12,487)
Proceeds from maturities and principal collections of investment securities available for sale	458,081	981,374
Proceeds from sales of investment securities available for sale	33,744	22,221
Purchases of investment securities available for sale	(562,517)	(1,023,160)
Net cash received on sale of banking location	—	25,069
Net increase in loans	(999,438)	(1,210,800)
Purchases of premises and equipment	(52,085)	(64,234)
Proceeds from disposal of premises and equipment	1,799	1,379
Increase in contract acquisition costs	(10,981)	(3,283)
Additions to licensed computer software from vendors	(12,020)	(14,001)
Additions to internally developed computer software	(9,015)	(3,703)

Net cash used by investing activities	(1,429,019)	(1,304,285)

Cash flows from financing activities:
Net increase in demand and savings deposits	768,655	920,413
Net increase in certificates of deposit	760,355	185,552
Net decrease in federal funds purchased and securities sold under repurchase agreements	(483,635)	(74,618)
Principal repayments on long-term debt	(159,280)	(198,540)
Proceeds from issuance of long-term debt	614,841	307,989
Dividends paid to shareholders	(110,460)	(103,432)
Proceeds from issuance of common stock	28,018	13,358

Net cash provided by financing activities	1,418,494	1,050,722

Increase in cash and due from banks	128,746	60,504
Cash and due from banks at beginning of period	683,035	696,030

Cash and due from banks at end of period	$811,781	756,534

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
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates.
Note 2 — Supplemental Cash Flow Information
For the six months ended June 30, 2005 and 2004, Synovus paid income taxes (net of refunds received) of $143.6 million and $87.8 million, respectively. For the six months ended June 30, 2005 and 2004, Synovus paid interest of $216.1 million and $139.5 million, respectively.
Non-cash investing activities consisted of loans of approximately $11.2 million and $5.3 million, which were foreclosed and transferred to other real estate during the six months ended June 30, 2005 and 2004, respectively.
Note 3 – Comprehensive Income
Other comprehensive income (loss) consists of net unrealized gains (losses) on securities available for sale, net unrealized gains (losses) on cash flow hedges, and foreign currency translation adjustments. Comprehensive income consists of net income plus other comprehensive income (loss). Comprehensive income for the six months ended June 30, 2005 and 2004 was $235.8 million and $171.1 million, respectively. For the three months ended June 30, 2005 and 2004 comprehensive income was $139.5 million and $59.0 million, respectively.
Note 4 – Long-Term Debt
In June 2005, Synovus issued $450 million of subordinated notes due June 15, 2017. This debt bears a coupon interest rate of 5.125%. Interest is payable semi-annually and principal is due at maturity.
Note 5 — Derivative Instruments
Synovus accounts for its derivative financial instruments under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires recognition of all derivatives as either assets or liabilities on the balance sheet and requires measurement of those instruments at fair value through adjustments to either accumulated other comprehensive income, current earnings, or both, as appropriate. As part of its overall interest rate risk management activities, Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risks. These derivative instruments consist primarily of commitments to sell mortgage loans and interest rate swaps. The interest rate lock commitments made to prospective mortgage loan customers also represent derivative instruments since it is intended that such loans will be sold.
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
A summary of interest rate swap contracts utilized for interest rate risk management at June 30, 2005 is shown in the following table.

		Weighted Average
							Net
				Maturity			Unrealized
(Dollars in	Notional	Receive	Pay	In	Unrealized		Gains
thousands)	Amount	Rate	Rate(*)	Months	Gains	Losses	(Losses)
Receive fixed swaps:
Fair value hedges	$537,500	4.24%	3.26%	77	4,148	(5,300)	(1,152)
Cash flow hedges	450,000	5.10%	6.25%	7	—	(4,403)	(4,403)

Total	$987,500	4.66%	4.63%	45	4,148	(9,703)	(5,555)

(*)	Variable pay rate based upon contract rates in effect at June 30, 2005.
At June 30, 2005, Synovus had interest rate lock commitments in the amount of $158.2 million. The fair value of these commitments was an unrealized loss of $191,499.
At June 30, 2005, outstanding commitments to sell mortgage loans amounted to approximately $175.7 million. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding commitments to originate residential mortgage loans for resale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans at June 30, 2005 was an unrealized loss of $978,472.
Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the risk to Synovus. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings. As of June 30, 2005, the notional amount of customer related derivative financial instruments was $520.6 million.

Note 6 – Stock-Based Compensation
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
SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value based method of accounting for stock-based compensation plans. As allowed by SFAS No. 123, Synovus has elected to apply the accounting method prescribed under APB Opinion No. 25, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”
If Synovus had determined compensation expense based on the fair value at the grant date for its stock options granted under SFAS No. 123, net income and earnings per share for the three and six months ended June 30, 2005 and 2004 would have been reduced to the pro forma amounts indicated in the following tables.
For the six months ended June 30, 2005 and 2004:

(In thousands, except per share data)	2005	2004
Net income as reported	$245,194	209,303
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,500)	(6,114)

Net income – pro forma	$238,694	203,189

Earnings per share:
Basic – as reported	$0.79	0.69
Basic – pro forma	0.77	0.67
Diluted – as reported	0.78	0.68
Diluted – pro forma	0.76	0.66

For the three months ended June 30, 2005 and 2004:

(In thousands, except per share data)	2005	2004
Net income as reported	$128,460	105,141
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,147)	(2,930)

Net income – pro forma	$125,313	102,211

Earnings per share:
Basic – as reported	$0.41	0.34
Basic – pro forma	0.40	0.33
Diluted – as reported	0.41	0.34
Diluted – pro forma	0.40	0.33
Note 7 – Business Combinations
On March 1, 2005, Total System Services, Inc. (TSYS) completed the acquisition of Vital Processing Services, L.L.C. (Vital), by purchasing the 50-percent equity stake formerly held by Visa U.S.A. for $95.8 million, including $782,000 of direct acquisition costs. TSYS recorded the acquisition of the 50% interest as a purchase business combination, requiring that TSYS allocate the purchase price to the assets acquired and liabilities assumed based on their relative fair values. TSYS is in the process of finalizing the purchase price allocation and has preliminarily allocated $37.8 million to goodwill, $12.0 million to intangible assets and the remaining amount to the assets and liabilities acquired. Vital’s results of operations have been included in the consolidated financial results beginning March 1, 2005.
The preliminary purchase price allocation is presented below:

(In thousands)	At March 1, 2005
Cash and cash equivalents	$19,399
Contract acquisition costs and computer software, net	31,733
Intangible assets	12,000
Goodwill	37,757
Other assets	26,099

Total assets acquired	126,988

Other liabilities	31,157

Total liabilities assumed	31,157

Minority interest	49

Net assets acquired	$95,782

Pro forma information related to the impact of this acquisition on Synovus’ consolidated financial statements, assuming such acquisition had occurred at the beginning of the periods reported, is not presented as such impact is not significant.

Note 8 – Operating Segments
Synovus has two reportable segments: Financial Services and TSYS. The Financial Services segment provides financial services including banking, financial management, insurance, mortgage and leasing services through 41 subsidiary banks and other Synovus offices in Georgia, Alabama, South Carolina, Florida, and Tennessee. TSYS provides electronic payment processing and other related services to card-issuing institutions in the United States, Mexico, Canada, Honduras, Puerto Rico and Europe. The significant accounting policies of the segments are described in the summary of significant accounting policies in the 2004 annual report previously filed on Form 10-K. All inter-segment services provided are charged at the same rates as those charged to unaffiliated customers. Such services are included in the results of operations of the respective segments and are eliminated to arrive at consolidated totals.

Segment information as of and for the six months ended June 30, 2005 and 2004 is presented in the following table:

		Financial
(In thousands)		Services	TSYS (a)	Eliminations		Consolidated
Interest income	2005	$690,518	1,487	(1,524	)(b)	$690,481
	2004	546,956	376	(375	)(b)	546,957
Interest expense	2005	227,956	122	(1,524	)(b)	226,554
	2004	134,054	68	(375	)(b)	133,747
Net interest income	2005	462,562	1,365	—		463,927
	2004	412,902	308	—		413,210
Provision for loan losses	2005	42,106	—	—		42,106
	2004	33,272	—	—		33,272
Net interest income after provision	2005	420,456	1,365	—		421,821
for loan losses	2004	379,630	308	—		379,938
Total non-interest income	2005	155,215	766,079	(9,892	)(c)	911,402
	2004	169,821	587,702	(9,141	)(c)	748,382
Total non-interest expense	2005	315,586	619,157	(9,892	)(c)	924,851
	2004	309,542	484,174	(9,141	)(c)	784,575
Income before income taxes	2005	260,085	148,287	(18,504	)(d)	389,868
	2004	239,909	103,836	(13,101	)(d)	330,644
Income tax expense	2005	93,263	51,411	—		144,674
	2004	86,112	35,229	—		121,341
Net income	2005	166,822	96,876	(18,504	)(d)	245,194
	2004	153,797	68,607	(13,101	)(d)	209,303
Total assets	2005	25,483,657	1,316,910	(87,273	)(e)	26,713,294
	2004	22,627,410	1,030,839	(98,033	)(e)	23,560,216

(a)	Includes equity in income of joint ventures which is included in non-interest income.

(b)	Interest on TSYS’ cash deposits with the Financial Services segment and on TSYS’ line of credit with a Synovus affiliate bank.

(c)	Principally, electronic payment processing and other services provided by TSYS to the Financial Services segment.

(d)	Minority interest in TSYS and GP Network Corporation (a TSYS subsidiary).

(e)	Primarily TSYS’ cash deposits with the Financial Services segment.

Segment information as of and for the three months ended June 30, 2005 and 2004 is presented in the following table:

		Financial
(In thousands)		Services	TSYS (a)	Eliminations		Consolidated
Interest income	2005	$359,204	700	(729	)(b)	$359,175
	2004	277,266	172	(172	)(b)	277,266
Interest expense	2005	122,768	71	(729	)(b)	122,110
	2004	66,964	12	(172	)(b)	66,804
Net interest income	2005	236,436	629	—		237,065
	2004	210,302	160	—		210,462
Provision for loan losses	2005	22,823	—	—		22,823
	2004	17,548	—	—		17,548
Net interest income after provision	2005	213,613	629	—		214,242
for loan losses	2004	192,754	160	—		192,914
Total non-interest income	2005	80,646	410,717	(5,071	)(c)	486,292
	2004	79,371	296,659	(4,738	)(c)	371,292
Total non-interest expense	2005	157,752	333,930	(5,071	)(c)	486,611
	2004	153,597	242,393	(4,738	)(c)	391,252
Income before income taxes	2005	136,507	77,416	(9,672	)(d)	204,251
	2004	118,528	54,426	(6,852	)(d)	166,102
Income tax expense	2005	49,060	26,731	—		75,791
	2004	42,486	18,475	—		60,961
Net income	2005	87,447	50,685	(9,672	)(d)	128,460
	2004	76,042	35,951	(6,852	)(d)	105,141
Total assets	2005	25,483,657	1,316,910	(87,273	)(e)	26,713,294
	2004	22,627,410	1,030,839	(98,033	)(e)	23,560,216

(a)	Includes equity in income of joint ventures which is included in non-interest income.

(b)	Interest on TSYS’ cash deposits with the Financial Services segment and on TSYS’ line of credit with a Synovus affiliate bank.

(c)	Principally, electronic payment processing and other services provided by TSYS to the Financial Services segment.

(d)	Minority interest in TSYS and GP Network Corporation (a TSYS subsidiary).

(e)	Primarily TSYS’ cash deposits with the Financial Services segment.

Segment information for the changes in the carrying amount of goodwill for the six months ended June 30, 2005 is shown in the following table:

	Financial
(In thousands)	Services	TSYS		Total
Balance as of December 31, 2004	$345,722	70,561		416,283
Goodwill acquired during period	235 (1)	41,428	(2)	41,663
Impairment losses	—	—		—

Balance as of June 30, 2005	$345,957	111,989		457,946

(1)	Synovus acquired all of the issued and outstanding shares of GLOBALT, Inc. on May 31, 2002. The terms of the merger agreement provide for contingent consideration based on a percentage of a multiple of earnings before interest, income taxes, depreciation and other adjustments, as defined in the agreement (EBT), for each of the three years ending December 31, 2004, 2005 and 2006. The contingent consideration is payable by February 15th of each year subsequent to the respective calendar year for which the EBT calculation is made. The fair value of the contingent consideration is recorded as an addition to goodwill. On February 15, 2005, Synovus recorded additional contingent consideration of $226,000, which was based on 4% of a multiple of GLOBALT’s EBT for the year ended December 31, 2004.

Additionally, during the first quarter of 2005, Synovus recorded goodwill of $9,000 resulting from additional acquisition expenses related to the June 1, 2004 acquisition of Trust One Bank in Memphis, Tennessee.

(2)	Goodwill acquired during the six months ended June 30, 2005 consists of $37.8 million in goodwill based on the preliminary purchase price allocation for the Vital acquisition which was completed on March 1, 2005 (see Note 7 for additional information regarding this acquisition). Five million in additional goodwill consists of fifty percent of the previously recorded goodwill on Vital’s balance sheet, which is now being consolidated in TSYS’ balance sheet.

On August 2, 2004, TSYS completed the acquisition of Clarity Payment Solutions, Inc. TSYS is in the process of completing the purchase price allocation relating to the acquisition. During the second quarter of 2005, TSYS adjusted the purchase price allocation, which resulted in a $1.3 million reduction in other liabilities with a corresponding $1.3 million decrease in goodwill.

Intangible assets (excluding goodwill) net of accumulated amortization as of June 30, 2005 and December 31, 2004 are presented in the table below.

(In thousands)	June 30, 2005	December 31, 2004
Purchased trust revenues	$3,064	3,204
Core deposit premiums	25,693	28,116
Employment contracts / non-competition agreements	621	783
Acquired customer contracts	4,554	5,195
Intangibles associated with the acquisition of minority interest in TSYS	2,229	2,372
Customer relationships	12,750	1,550
Other	321	408

Total carrying value	$49,232	41,628

Note 9 – Dividends per Share
Dividends declared per share for the quarter ended June 30, 2005 were $0.1825, up 5.3% from $0.1733 for the second quarter of 2004. For the six months ended June 30, 2005, dividends declared per share were $0.365, an increase of 5.3% from $0.3466 for the same period in 2004.
Note 10 — Recent Accounting Pronouncements
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
On November 13, 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This guidance was to be applied in other-than-temporary impairment evaluations performed in reporting periods beginning after June 15, 2004. Disclosures were effective in annual financial statements for fiscal years ended after December 15, 2003, for investments accounted for under Financial Accounting Standards Board (FASB) Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” The disclosure requirements for all other investments were effective in annual financial statements for fiscal years ended after June 15, 2004. In September 2004, the FASB issued FASB Staff Position (FSP) EITF Issue 03-1-1 which delays the effective date for the measurement and recognition guidance set forth in paragraphs 10-20 of EITF Issue No. 03-1 until additional implementation guidance is issued by the FASB. Synovus expects that the full adoption of EITF Issue No. 03-1 will not have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.
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
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle by requiring retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Synovus does not expect the impact of SFAS No. 154 on its financial position, results of operations or cash flows to be material.

Note 11 – Other
Certain amounts in 2004 have been reclassified to conform to the presentation adopted in 2005.

ITEM 2 — MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Executive Summary
The following financial review provides a discussion of Synovus’ financial condition, changes in financial condition, and results of operations.
About Our Business
     Synovus is a diversified financial services holding company, based in Columbus, Georgia, with more than $26 billion in assets. Synovus operates two business segments: the Financial Services and the Transaction Processing Services (TSYS) segments. The Financial Services segment provides integrated financial services including banking, financial management, insurance, mortgage and leasing services through 41 subsidiary banks and other Synovus offices in five southeastern states. At June 30, 2005, our subsidiary banks ranged in size from $29.6 million to $4.7 billion in total assets. The transaction processing services segment provides electronic payment processing services through our 81% owned subsidiary Total System Services, Inc. (TSYS), one of the world’s largest companies for outsourced payment services. Our ownership in TSYS gives us a unique business mix: for the first six months of 2005, 55% of our consolidated revenues and 32% of our net income came from TSYS.
Our Key Financial Performance Indicators
In terms of how we measure success in our business, the following are our key financial performance indicators:
Financial Services
• Net Interest Margin
• Loan Growth
• Deposit Growth
• Credit Quality
• Fee Income Growth
• Expense Management
TSYS
• Revenue Growth
• Expense Management
2005 Financial Performance Highlights
Consolidated
•	Net income of $128.5 million, up 22.2% and $245.2 million, up 17.1% for the three and six months ended June 30, 2005 as compared to the same periods in 2004

•	Diluted earnings per share of $0.41, up 19.9% and $0.78, up 14.7% for the three and six months ended June 30, 2005 as compared to the same periods in 2004
Financial Services
•	Net income growth: 15.0% and 8.5% for the three and six months ended June 30, 2005 over the corresponding periods in the prior year. The comparison is impacted by the $9.7 million after-tax gain from the sale of the banking operations in Quincy, Florida in the first quarter of 2004. Excluding this gain, the Financial Services net income growth was 15.8% for the six months ended June 30, 2005 over the corresponding period in the prior year

•	Net interest margin before fees: 4.01% and 4.00% for the three and six months ended June 30, 2005 as compared to 3.89% and 3.90% for the three and six months ended June 30, 2004

•	Net interest margin after fees: 4.15% and 4.13% for the three and six months ended June 30, 2005 as compared to 4.24% for both of the same periods in 2004

•	The net interest margin after fees increased 4 basis points in the second quarter compared to the first quarter of 2005. Yields on earning assets increased 29 basis points while the effective cost of funds increased 25 basis points.

•	Loan growth: 13.3% increase from June 30, 2004

•	Credit quality measures remained strong:
•	Non-performing assets ratio of 0.51%, down from 0.52% at both December 31, 2004 and June 30, 2004

•	Past dues over 90 days as a percentage of total loans of 0.08%, down from 0.09% at December 31, 2004 and 0.15% at June 30, 2004

•	Total past dues as a percentage of total loans of 0.59% compared to 0.43% at December 31, 2004 and 0.61% at June 30, 2004

•	Net charge-off ratio of 0.37% for the second quarter of 2005 compared to 0.22% for the second quarter of 2004 and 0.30% compared to 0.19% for the first six months of 2005 and 2004, respectively
•	Deposit growth: 15.0% increase from a year ago (10.8% growth excluding brokered certificates of deposit)

•	Fee income: up 1.6% for the quarter and down 8.6% for the first six months of 2005 compared to the corresponding periods in the prior year. Excluding the first quarter 2004 $15.8 million pre-tax gain from the sale of the Quincy bank operations, fee income for the first six months of 2005 is unchanged from the prior year.

•	General and administrative expenses up by 2.7% for the quarter and 2.0% for the first six months of 2005 over the corresponding periods in the prior year. Excluding the impact of acquisitions, divestitures and the change in methodology related to loan origination costs, the increase is 8.5% for the first six months of 2005.

•	Headcount was up 114, or 1.8%, as compared to December 31, 2004 and up 38, or 0.6%, compared to June 30, 2004.

•	The efficiency ratio for the second quarter of 2005 was 49.5% compared to 52.7% in the second quarter of 2004 and for the first six months of 2005 was 50.9% compared to 52.8% for the same period in 2004
TSYS
•	Revenue growth before reimbursable items: 41.7% and 33.4% for the three and six months ended June 30, 2005 over the corresponding periods in the prior year

•	Expense growth before reimbursable items: 36.6% and 27.8% for the three and six months ended June 30, 2005 over the corresponding periods in the prior year

•	Net income growth: 41.1% and 41.4% for the three and six months ended June 30, 2005 over the corresponding periods in the prior year
Other highlights at TSYS for the quarter include:
•	TSYS reached an agreement in principle with Capital One Financial Corporation to provide processing services for its North American portfolio of consumer and small business credit card accounts. TSYS continues its exclusive negotiations with Capital One.

•	TSYS signed Fifth Third Bancorp and successfully converted its Visa and MasterCard consumer credit portfolio to TS2.

•	TSYS renewed its agreement with Navy Federal Credit Union, the world’s largest credit union, to continue processing more than 1 million credit card accounts for an additional five years.
2005 Earnings Outlook
On July 20, 2005, we increased our 2005 earnings guidance from an earnings per share (EPS) growth range of 13% to 16% over 2004 to an EPS growth range of 14% to 17%. This guidance is based on the following assumptions:
•	An expanding economy,

•	Modest increases in short-term interest rates,

•	A favorable credit environment with a net charge-off ratio of approximately 0.30%, and

•	TSYS’ net income growth in the 25% to 28% range.
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
Business Combinations
Refer to Note 7 of the Notes to Consolidated Financial Statements for a discussion of business combinations.
Balance Sheet
During the first six months of 2005, total assets increased $1.66 billion. The more significant increases consisted of loans, net of unearned income, up $999.4 million, federal funds sold and securities purchased under resale agreements up $209.5 million, cash up $128.7 million, investment securities available for sale up $60.8 million, contract acquisition costs and computer software, up $49.3 million, and goodwill up $41.7 million.
On March 1, 2005, TSYS completed the acquisition of the remaining 50% interest in Vital. Prior to this date, TSYS accounted for its interest in Vital under the equity method of accounting (the carrying value was $49.7 million at December 31, 2004). Vital is now a consolidated subsidiary of TSYS. Accordingly, the comparison of Synovus’ consolidated balance sheet at June 30, 2005 to December 31, 2004 is impacted by the consolidation of Vital. The more significant of the changes were the goodwill addition of $42.7 million, the contract acquisition costs and computer software addition of $60.0 million, and the other liabilities addition of $57.8 million.
Providing the necessary funding for the balance sheet growth during the first six months of 2005, the deposit base grew $1.53 billion, long-term debt increased $456.1 million, and shareholders’ equity increased $152.5 million. These increases were partially offset by a $483.6 million decrease in federal funds purchased and securities sold under repurchase agreements.
Loans
Compared to June 30, 2004, total loans grew by 13.3%. The loan growth was broad-based across our geographic markets, with almost two-thirds of our banks increasing at a double-digit rate. On a sequential quarter basis, total loans outstanding grew by $423.5 million or 8.5% annualized. The sequential quarter annualized loan growth by portfolio types was as follows: commercial real estate 8.0%, commercial and industrial 6.4%, and consumer 13.7%. As expected, the sequential quarter loan growth was lower than recent periods due to the following factors: First, the flattening yield curve has made long-term fixed rates available in the permanent market attractive, resulting in higher than usual loan payoffs. Second, management implemented tighter concentration limits, underwriting standards, and pricing in some segments of commercial real estate lending earlier this year. These measures are having the anticipated impact on commercial real estate lending growth. Finally, our goal to more closely align loan and deposit growth has affected the pace of loan growth. Based on our current loan pipeline, we expect to grow loans at a low double-digit rate for the full year.
The table on page 23 illustrates the composition of the loan portfolio (classified by loan purpose) as of June 30, 2005. The commercial real estate portfolio totals $12.0 billion, which represents 58.7% of the total loan portfolio. Loans for the purpose of financing investment properties total $3.9 billion, which is only 18.9% of the total loan portfolio, or less than one-third of the total commercial real estate portfolio. The investment properties loan category includes $618.8 million in loans in the Atlanta market. This amount represents 3.0% of the total loan portfolio, or 5.2% of the total commercial real estate portfolio. The primary source of repayment on investment property loans is the income from the underlying property (e.g., hotels, office buildings, shopping centers, and apartment units’ rental income), with the collateral as the secondary source of repayment. Additionally, in almost all cases, these loans are made on a recourse basis, which provides another source of repayment. From an underwriting standpoint, these loans are evaluated by determining the impact of higher interest rates, as well as lower occupancy rates, on the borrower’s ability to service debt.
Commercial loans for the purpose of financing 1-4 family properties represent $3.7 billion or 18.0% of the total loan portfolio, and 30.6% of the total commercial real estate portfolio. The 1-4 family properties category includes $1.02 billion in loans in the Atlanta market, which is 5.0% of the total loan portfolio, or 27.6% of the 1-4 family properties category.

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
Commercial and industrial loans represent $5.2 billion or 25.4% of the total loan portfolio at June 30, 2005. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization (e.g., accounting; legal and medical services; retailers; manufacturers and wholesalers). These loans typically carry the personal guarantees of the principals of the business. These loans are diversified by geography, industry, and loan type. Consumer loans at June 30, 2005 total $3.3 billion, representing 16.1% of the total loan portfolio.
Credit Quality
Credit quality measures remained strong. The non-performing assets ratio was 0.51% at June 30, 2005 compared to 0.52% at December 31, 2004 and June 30, 2004. The quality of our commercial real estate portfolio remains strong with a non-performing loan ratio of only 0.25% of total commercial real estate loans at June 30, 2005. This compares to an overall non-performing loan ratio for the total loan portfolio of 0.39%. The year-to-date net charge-off ratio for the first six months of 2005 was 0.30% compared to 0.19% for the same period of 2004. Net charge-offs for the quarter totaled $19.0 million, or 0.37% of average loans compared to 0.22% for the second quarter of 2004. The increase in charge-offs is attributed to two commercial and industrial credits in the Atlanta market totaling $10.0 million. We expect that the net charge-off ratio for the year will be approximately 0.30%.
Past due levels remained very favorable, with total loans past due (and still accruing interest) at 0.59% of loans. Loans 90 days past due and still accruing interest at June 30, 2005 were $17.2 million, or 0.08% of total loans, compared to 0.09% at year-end 2004 and 0.15% at June 30, 2004. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments on the loans. Management further believes the resolution of these delinquencies will not cause a material increase in non-performing assets.
The allowance for loan losses is $277.5 million, or 1.36% of net loans, at June 30, 2005 compared to $265.7 million, or 1.36% of net loans, at December 31, 2004. The allowance to non-performing loans coverage was 349% at June 30, 2005, compared to 330% at
December 31, 2004.
The provision for loan losses was $22.8 million for the second quarter of 2005 compared to $17.5 million for the second quarter of 2004. For the first six months of 2005, the provision for loan losses was $42.1 million as compared to $33.3 million for the same period in 2004. The increase in provision for loan losses was driven by strong loan growth as well as higher charge-offs. For the first six months of 2005, total provision expense covered net charge-offs by 1.39 times compared to 2.03 times for the same period a year ago.

(Dollars in thousands)	June 30, 2005	December 31, 2004
Non-performing loans	$79,511	$80,456
Other real estate	24,325	21,492

Non-performing assets	$103,836	$101,948

Loans 90 days past due and still accruing	$17,163	$18,138

Allowance for loan losses	$277,527	$265,745
Allowance for loan losses as a % of loans	1.36%	1.36%
As a % of loans and other real estate:
Non-performing loans	0.39%	0.41%
Other real estate	0.12	0.11

Non-performing assets	0.51%	0.52%

Allowance to nonperforming loans	349.04%	330.30%
Management continuously monitors non-performing and past due loans, to prevent further deterioration regarding the condition of these loans. Management is not aware of any material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have been excluded from non-performing assets. Management believes non-performing assets include all material loans in which doubts exist as to the collectibility of amounts due according to the contractual terms of the loan agreement.

The following table shows the composition of the loan portfolio and non-performing loans (classified by loan purpose) as of June 30, 2005.

				% of
			Total	Total
(Dollars in thousands)		% of	Non-	Non-
	Total	Total Loans	performing	performing
Loan Type	Loans	Outstanding	Loans	Loans
Commercial Real Estate

Multi-Family	$526,820	2.6%	$341	0.4%
Hotels	804,316	3.9	1,236	1.6
Office Buildings	786,262	3.8	5	0.0
Shopping Centers	628,701	3.1	326	0.4
Commercial Development	803,494	3.9	152	0.2
Other Investment Property	330,992	1.6	84	0.1

Total Investment Properties	3,880,585	18.9	2,144	2.7

1-4 Family Construction	1,372,556	6.7	1,363	1.7
1-4 Family Perm /Mini-Perm	1,087,763	5.3	2,562	3.2
Residential Development	1,219,186	6.0	6,012	7.6

Total 1-4 Family Properties	3,679,505	18.0	9,937	12.5

Land Acquisition	913,488	4.5	410	0.5

Total Investment-Related Real Estate	8,473,578	41.4	12,491	15.7

Owner-Occupied	2,335,195	11.4	10,948	13.8
Other Property	1,202,920	5.9	6,434	8.1

Total Commercial Real Estate	12,011,693	58.7	29,873	37.6

Commercial & Industrial	5,210,170	25.4	40,412	50.8
Consumer	3,301,736	16.1	9,226	11.6
Unearned Income	(43,765)	(0.2)	—	—

Total	$20,479,834	100.0%	$79,511	100.0%

Deposits
Total deposits at June 30, 2005 were $20.1 billion, a $1.53 billion increase from December 31, 2004. Total deposits excluding brokered certificates of deposit increased by $1.15 billion, or 14.2% annualized from December 31, 2004.
Compared to a year ago, total deposits grew by 15.0%. Excluding brokered certificates of deposit, total deposits grew by 10.8% over the prior year. This growth was led by increases in both large denomination certificates of deposit and money market accounts, with increases of 19.1% and 12.5%, respectively.
On a sequential quarter basis, average deposits (excluding brokered certificates of deposit) grew at an annualized rate of 14.6%. The primary contributors to this growth were large denomination certificates of deposit and non-interest bearing demand deposits, which grew at an annualized rate of 23.7% and 19.8%, respectively.
Capital Resources and Liquidity
Synovus has always placed great emphasis on maintaining a strong capital base and continues to exceed regulatory capital requirements. Additionally, based on internal calculations and previous regulatory exams, each of the subsidiary banks is currently in compliance with regulatory capital guidelines. Total risk-based capital was $3.520 billion at June 30, 2005, compared to $2.935 billion at December 31, 2004. The ratio of total risk-based capital to risk-weighted assets was 14.07% at June 30, 2005 compared to 12.44% at December 31, 2004. The increase at June 30, 2005 is primarily attributed to the impact of proceeds from our June 2005 issuance of subordinated debt as discussed below. The leverage ratio was 9.74% at June 30, 2005 compared to 9.78% at December 31, 2004. The equity-to-assets ratio was 10.46% at June 30, 2005 compared to 10.54% at year-end 2004.
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
The Parent Company requires cash for various operating needs including dividends to shareholders, acquisitions, capital infusions into subsidiaries, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the subsidiary banks. The Parent Company enjoys an excellent reputation and credit standing in the capital markets and has the ability to raise substantial amounts of funds in the form of either short-term or long-term borrowings. The Parent Company utilized this capability in June 2005 by issuing $450 million in twelve year maturity subordinated debt. This debt bears a coupon interest rate of 5.125% and is rated “A-” by Standard and Poors Corp. and “A3” by Moody’s Investor Service. Proceeds from this issue were used to pay off $30 million in short-term borrowings. The remainder of the proceeds will be used to pay off $200 million of senior debt maturing in December 2005 and for general corporate purposes. As a short-term liquidity source, the Parent Company has access to a $25 million line of credit with an unaffiliated banking organization. The amount of this line was reduced from $80 million upon completion of our subordinated debt issue. Synovus had no borrowings outstanding on this line of credit at June 30, 2005.
The consolidated statements of cash flows detail cash flows from operating, investing, and financing activities. For the six months ended June 30, 2005, operating activities provided net cash of $139.3 million, investing activities used $1.429 billion, and financing activities provided $1.418 billion, resulting in an increase in cash and due from banks of $128.7 million.
Earning Assets, Sources of Funds, and Net Interest Income
Average total assets for the first six months of 2005 were $25.7 billion, up 15.4% over the first six months of 2004. Excluding the impact of acquisitions and divestitures in both years, average assets increased 13.5%. Average earning assets were up 15.4% in the first six months of 2005 over the same period last year, and represented 89.5% of average total assets. When compared to the same period last year, average deposits increased $2.7 billion, average federal funds purchased and securities sold under repurchase agreements decreased $106.5 million, average long-term debt increased $278.1 million, and average shareholders’ equity increased $363.9 million. This growth provided the funding for $2.9 billion growth in average net loans and $207.7 million growth in average investments.
Net interest income for the six months ended June 30, 2005 was $463.9 million, up $50.7 million, or 12.3%, over $413.2 million for the six months ended June 30, 2004. For the three months ended June 30, 2005, net interest income was $237.1 million, up $26.6 million, or 12.6%, over $210.5 million for the same period a year ago.
During the third quarter of 2004, Synovus reassessed the standard loan origination costs and methodology used in conjunction with its accounting for loan origination fees and costs. As part of this assessment, Synovus changed its methodology and now recognizes these costs netted against origination fees over the life of the respective loans as an adjustment of yield (interest income). Synovus had previously recognized fee income over the life of its loans after recognizing a portion of fee income upon loan origination to offset origination costs. The new methodology was implemented on a prospective basis effective October 18, 2004. The change was not material to Synovus’ financial position, results of operations, or cash flows. The new methodology did, however, result in a decrease in general and administrative expenses of $24.0 million and $12.4 million for the six and three months ended June 30, 2005 with a corresponding decrease (of approximately the same amount) in interest income and the net interest margin when compared to the respective periods in 2004.
The net interest margin after fees was 4.13% for the six months ended June 30, 2005, down 11 basis points from the six months ended June 30, 2004. This decrease was due to the aforementioned change in methodology for loan origination fees and costs. The net interest margin before fees for the six months ended June 30, 2005 was 4.00%, up 10 basis points from 3.90% for the six months ended June 30, 2004. The increase in the margin before fees was driven by an 81 basis point increase in loan yields before fees. A significant increase in variable rate loan yields, primarily due to a 168 basis point increase in the average prime rate, was the main contributor to the increased loan yields. Earning asset yields before fees increased by 74 basis points, which was partially offset by a 64 basis point increase in the effective cost of funds. The increase in the effective cost of funds was primarily due to an increase in the cost of variable rate deposits and wholesale funding, the most significant of which were a 107 basis point increase in money market rates and a 151 basis point increase in the rate on federal funds purchased and securities sold under repurchase agreements.
On a sequential quarter basis, net interest income increased by $10.2 million, while the net interest margin after fees increased by 4 basis points to 4.15%. The margin expansion was primarily due to increased yields on the variable rate portion of the loan portfolio, which accounts for approximately two-thirds of the total loan portfolio. The yield on earning assets increased by 29 basis points, which was due to a 30 basis point increase in loan yields resulting from a 47 basis point increase in the average prime rate for the quarter. The effective cost of funds increased 25 basis points for the quarter. This increase was primarily driven by higher rates on variable rate wholesale funding and variable rate money market accounts. An additional factor impacting the cost of funds was the continued competitive deposit pricing market, particularly in the certificate of deposit products.
The tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(In thousands)	2005	2004	2005	2004
Interest income	$690,481	546,957	359,175	277,266
Taxable-equivalent adjustment	3,211	3,547	1,588	1,747

Interest income, Taxable-equivalent	693,692	550,504	360,763	279,013
Interest expense	226,554	133,747	122,110	66,804

Net interest income, Taxable-equivalent	$467,138	416,757	238,653	212,209

Non-Interest Income
Total non-interest income during the first six months of 2005 increased $163.0 million, or 21.8%, over the same period a year ago. For the three months ended June 30, 2005, total non-interest income increased $115.0 million, or 31.0% over the same period in 2004. For the first six months of 2005, excluding reimbursable items, the increase in non-interest income was 20.7%, over the first six months of 2004. For the second quarter of 2005, excluding reimbursable items, the increase was 29.0% over the same period in 2004.
Financial Services:
Total non-interest income for the Financial Services segment for the six months ended June 30, 2005 was $155.2 million, down 8.6% from the first six months of 2004. For the second quarter of 2005, total non-interest income was $80.6 million, up 1.6% as compared to the same period a year ago. The results for the first six months of 2004 include the $15.8 million pre-tax gain from the sale of a banking location completed in the first quarter of 2004. Excluding the gain on sale of the banking location, as well as the impact of acquisitions and divestitures, non-interest income for the first six months of 2005 was essentially flat as compared to the first six months of 2004.

Service charges on deposit accounts, the single largest component of Financial Services fee income, were $28.2 million for the three months ended June 30, 2005, and $55.3 million for the first six months of 2005, down 9.9% and 7.5%, respectively, from the same periods a year ago. Service charges on deposit accounts consist of non-sufficient funds (NSF) fees (which represent 62% of the total), account analysis fees, and all other service charges. The decline in account analysis fees was the primary driver for the decrease in service charges on deposits.
For the quarter, NSF fees were $17.6 million, down 5.6% from a year ago. For the six months ended June 30, 2005, NSF fees were $34.1 million, down 1.3% from the same period last year. The trend in NSF fees has begun to improve as we experienced an increase in NSF fees of $1.1 million, or 6.4%, during the second quarter compared to the first quarter of 2005. Account analysis fees were $3.7 million for the quarter, down 30.3% and $7.7 million for the six months ended June 30, 2005, down 30.1% from last year. The decrease is mainly due to higher earnings credits on commercial demand deposit accounts (DDA). All other service charges on deposit accounts, which consist primarily of monthly fees on consumer DDA and saving accounts, were $6.8 million for the quarter, and $13.5 million for the first six months of 2005, down 6.0% and 5.2%, respectively, from the same periods in 2004.
Credit card fees increased 29.9% to $17.4 million for the six months ended June 30, 2005 as compared to the first six months of 2004. For the second quarter of 2005, credit card fees increased 25.1% to $9.3 million over the second quarter of 2004. Financial management services revenues increased 5.7% to $36.3 million and 6.1% to $18.2 million for the six and three months ended June 30, 2005, respectively. Growth in financial management services revenues was led by increases in fiduciary and asset management fees as well as brokerage and investment banking revenue. These increases were partially offset by a decline in insurance revenues. Mortgage banking income was up 5.2% to $13.3 million for the first six months of 2005 and was up 28.7% to $7.4 million for the second quarter as compared to the same periods in 2004. Secondary marketing gains were the primary driver for the increase in mortgage banking income, but were offset in part by a decline in origination fees which resulted from lower mortgage production. On a sequential quarter basis, credit card fees grew by 14.8% and mortgage banking income grew by 26.0%, while financial management services revenues grew 0.5%.
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
Due to the somewhat seasonal nature of the credit card industry, TSYS’ revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season. Furthermore, growth or declines in card portfolios of existing clients, the conversion of cardholder accounts of new clients to the TSYS processing platforms, and the loss of cardholder accounts impact the results of operations from period to period. Another factor which may affect TSYS’ revenues and results of operations from time to time, is the sale by a client of its business, its card portfolio or a segment of its accounts to a party which processes cardholder accounts internally or uses another third-party processor. Consolidation in either the financial services or retail industries, a change in the economic environment in the retail sector, or a change in the mix of payments between cash and cards could favorably or unfavorably impact TSYS’ financial position, results of operations and cash flows in the future.
Accounts on File
TSYS provides services to its clients including processing consumer, retail, commercial, government services, stored-value and debit cards. Average accounts on file for the six months ended June 30, 2005 were 371.8 million, an increase of 32.0% over the average of 281.6 million for the same period in 2004. Total accounts on file at June 30, 2005 were 388.6 million, a 35.4% increase compared to the 287.0 million accounts on file at June 30, 2004. The change in accounts on file from June 2004 to June 2005 included the deconversion and purging of 6.2 million accounts, the addition of approximately 38.5 million accounts attributable to the internal growth of existing clients, and approximately 69.3 million accounts from new clients.
Major Customer
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
TSYS had one major customer that accounted for approximately 22.4%, or $170.0 million, of TSYS’ total revenues for the six months ended June 30, 2005. For the six months ended June 30, 2004, TSYS had one major customer that accounted for 18.6%, or $107.2 million, of TSYS’ total revenues. For the three months ended June 30, 2005, TSYS had one major customer which accounted for approximately 23.8%, or $97.8 million, of total revenues. For the three months ended June 30, 2004, TSYS had one major customer that accounted for 19.0%, or $54.9 million, of total revenues.
On January 25, 2005, TSYS announced that it had extended its agreement with its major customer, Bank of America, to provide exclusive processing services for an additional five years through 2014.
Electronic Payment Processing Services
Revenues from electronic payment processing services increased $32.1 million, or 17.5%, for the three months ended June 30, 2005, and increased $60.6 million, or 16.8%, for the six months ended June 30, 2005 compared to the same periods in 2004. Electronic payment processing revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, government services and commercial card accounts. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow.

On March 3, 2003, TSYS announced that Bank One had selected TSYS to upgrade its credit card processing. Under the long-term software licensing and services agreement, TSYS is to provide electronic payment processing services to Bank One’s credit card accounts for at least two years starting in 2004 (excluding statement and card production services). Following the provision of processing services, TSYS will license a modified version of its TS2 consumer and commercial software to Bank One through a perpetual license with a six-year payment term. This agreement has been superseded by the agreement with JP Morgan Chase and Co. (Chase) described below. TSYS used the percentage-of-completion accounting method for its agreement with Bank One and recognized revenues in proportion to costs incurred. TSYS’ revenues from Bank One were less than 10% of TSYS’ total revenues for the three and six months ended June 30, 2005.
On July 1, 2004, Bank One and Chase merged under the name Chase. On October 13, 2004, TSYS finalized a definitive agreement with Chase to service the combined card portfolios of Chase Card Services and to upgrade its card-processing technology. The agreement extends a relationship that started with TSYS and the former Bank One Corp. in March 2003. Pursuant to the revised agreement, the first phase of the project was executed successfully and Bank One’s remaining accounts were converted to a modified version of the TS2 processing platform during the fourth quarter of 2004, according to the project’s original schedule. Chase converted its consumer accounts to the modified version of TS2 in July 2005. TSYS expects to maintain the card-processing functions of Chase Card Services for at least two years. Chase Card Services then has the option to either extend the processing agreement for up to five additional two-year periods or migrate the portfolio in-house, under a perpetual license of a modified version of TS2 with a six-year payment term.
As a result of the new agreement with Chase, TSYS discontinued its use of the percentage-of- completion accounting method for the original agreement with Bank One. The revised agreement is accounted for in accordance with Financial Accounting Standards Board’s (FASB’s) Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), “Accounting for Revenue Arrangements with Multiple Deliverables”, and other applicable guidance.
On March 31, 2004, Bank of America acquired FleetBoston. In connection with the extended agreement with Bank of America, TSYS converted the FleetBoston card portfolio to TSYS’ system in March 2005.
In July 2003, Sears and Citigroup announced an agreement for the sale by Sears to Citigroup of the Sears credit card and financial services businesses. For the three and six months ended June 30, 2005, TSYS’ revenues from the TSYS/Sears agreement represented less than 10% of TSYS’ consolidated revenues. The TSYS/Sears agreement granted to Sears the one-time right to market test TSYS’ pricing and functionality after May 1, 2004, which right was exercised by Citigroup. In June 2005, TSYS announced that Citigroup will move the Sears consumer MasterCard and private-label accounts from TSYS in a deconversion that is expected to occur in the second quarter of 2006. TSYS expects to continue supporting commercial card accounts for Citibank, as well as Citibank’s California Commerce consumer accounts, according to the terms of the existing agreements for those portfolios. The impact of the expected deconversion of the Sears portfolio on the financial position, results of operations and cash flows of TSYS cannot be determined at this time.
On August 2, 2004, TSYS completed the acquisition of Clarity Payment Solutions, Inc. (Clarity) for $53.0 million in cash and had direct acquisition costs in the amount of $515,000. Clarity was renamed TSYS Prepaid, Inc. (TSYS Prepaid). For the three and six months ended June 30,

2005, electronic payment processing services revenues include $6.4 million and $12.9 million, respectively, of TSYS Prepaid’s revenues.
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
Revenues from merchant services consist of revenues generated by TSYS’ wholly owned subsidiary, Vital, and its majority owned subsidiary, GP Net. Merchant services revenue for the three and six months ended June 30, 2005 was $68.7 million and $95.8 million, compared to $6.9 million and $13.2 million for the same periods last year. The increase is attributable to the consolidation of Vital’s results effective March 1, 2005. Prior to the acquisition of Vital, TSYS’ revenues included fees TSYS charged to Vital for back-end processing support.
Other Services
Revenues from TSYS’ other services consist primarily of revenues generated by TSYS’ wholly owned subsidiaries not included in electronic payment processing services or merchant services, as well as TSYS’ business process management services. Revenues from other services increased $3.5 million, or 8.4%, for the three months and $11.2 million, or 13.5%, for the six months ended June 30, 2005, compared to the same periods in 2004. Other services revenues increased primarily due to increased loyalty services and from new customers added since last year for business process management services.
Equity in Income from Joint Ventures
TSYS’ share of income from its equity in joint ventures was $590,000 and $6.7 million for the three months ended June 30, 2005 and 2004, respectively. TSYS’ share of income from its equity in joint ventures was $4.3 million and $12.3 million for the six months ended June 30, 2005 and 2004, respectively. The decrease for the quarter and the first six months is primarily attributable to the purchase of the remaining 50% of Vital on March 1, 2005 and the consolidation of Vital’s operating results into TSYS’ statement of income effective March 1, 2005. These amounts are reflected as a component of other operating income in the consolidated statements of income.
Non-Interest Expense
For the six months ended June 30, 2005, total non-interest expense increased $140.3 million, or 17.9%, over the same period in 2004. Total non-interest expense for the second quarter of 2005 increased $95.4 million, or 24.4%, over the second quarter of 2004. Excluding reimbursable items, the increase was 16.2% and 21.4% for the six months and three months ended June 30, 2005, respectively, over the same periods in the prior year. Management analyzes non-interest expense in two separate components: Financial Services and Transaction Processing Services.

The following table summarizes non-interest expense for the six months ended June 30, 2005 and 2004.

	Six months ended		Six months ended
(In thousands)	June 30, 2005(*)		June 30, 2004(*)
		Transaction		Transaction
	Financial	Processing	Financial	Processing
	Services	Services	Services	Services
Salaries and other personnel expense	$181,467	217,219	188,282	173,663
Net occupancy and equipment expense	43,259	132,217	39,695	124,879
Other operating expenses	90,860	120,938	81,565	69,052
Reimbursable items	—	148,783	—	116,580

Total non-interest expense	$315,586	619,157	309,542	484,174

The following table summarizes non-interest expense for the three months ended June 30, 2005 and 2004.

	Three months ended		Three months ended
(In thousands)	June 30, 2005(*)		June 30, 2004(*)
		Transaction		Transaction
	Financial	Processing	Financial	Processing
	Services	Services	Services	Services
Salaries and other personnel expense	$90,720	118,104	91,283	83,878
Net occupancy and equipment expense	21,712	67,127	20,004	66,180
Other operating expenses	45,320	69,524	42,310	36,387
Reimbursable items	—	79,175	—	55,948

Total non-interest expense	$157,752	333,930	153,597	242,393

(*)	The added totals are greater than the consolidated totals due to inter-segment balances which are eliminated in consolidation.
Financial Services:
Financial Services’ non-interest expense increased by 2.0% for the first six months of 2005, and by 2.7% for the second quarter of 2005 compared to the same periods in the previous year. This moderate increase reflects the impact of the change in methodology for loan origination costs, which was implemented on a prospective basis on October 18, 2004 as described above in the section titled “Earning Assets, Sources of Funds, and Net Interest Income”. The increase for the first six months of 2005, excluding the impact of the change in loan cost methodology and the impact of acquisitions and divestitures, was 8.5%. Key drivers of the increase in non-interest expense include increased employment expenses associated with annual compensation adjustments, higher levels of incentive compensation, and higher employee insurance costs. Additionally, investment in additional branch locations, incremental expenses associated with our retail strategy, amortization of our S-Link platform as well as increased professional fees contributed to the increase.
Total headcount for the Financial Services segment at June 30, 2005 was 6,564 compared to 6,450 at December 31, 2004 and 6,526 at June 30, 2004.

Transaction Processing Services:
Total non-interest expense increased 37.8% for the three months and 27.9% for the six months ended June 30, 2005, compared to the same periods in 2004. Excluding reimbursable items, total non-interest expense increased 36.6% for the three months and 28.0% for the six months ended June 30, 2005, compared to the same periods in 2004. The increases are due to changes in each of the expense categories as described below.
Salaries and other personnel expenses increased $34.2 million, or 40.8%, for the three months ended June 30, 2005 compared to the same period in 2004. For the six months ended June 30, 2005, salaries and other personnel expenses increased $43.6 million, or 25.1%, compared to the same period in 2004. Of the $34.2 million and $43.6 million increases for the second quarter and first six months of 2005, respectively, $19.3 million and $27.4 million are the result of employee related expenses of Vital and TSYS Prepaid. In addition, the change in employment expenses is associated with normal salary increases and related benefits, offset in part by higher levels of employment costs capitalized as software development and contract acquisition costs. The growth in employment expenses included an increase in the accrual for performance-based incentive benefits.
At June 30, 2005, TSYS had 6,475 employees compared to 5,519 at June 30, 2004. During the first quarter of 2005, TSYS added 783 employees associated with the acquisition of Vital. At June 30, 2005, TSYS had 89 employees associated with the TSYS Prepaid acquisition.
Net occupancy and equipment expense increased $0.9 million, or 1.4%, and $7.3 million, or 5.9%, for the three and six months, respectively, ended June 30, 2005 over the same periods in 2004. The comparison of 2005 periods to 2004 is impacted by the acquisitions of TSYS Prepaid and Vital in August 2004 and March 2005, respectively, by expenses associated with the new data centre in Europe, which became operational in August 2004, and by impairment losses on developed software. Occupancy and equipment related expenses for the six months ended June 30, 2005 included $5.5 million and $7.2 million, respectively, for Vital and TSYS Prepaid. TSYS recognized impairment losses on developed software of $3.1 million in the first quarter of 2005 and $10.1 million in the second quarter of 2004. Excluding the impact of acquisitions and impairment losses, net occupancy and equipment expenses increased by 9.8% and 6.1% for the three and six months ended June 30, 2005 as compared to the same periods in 2004.
Other operating expenses for the three months ended June 30, 2005 increased $33.1 million, or 91.1% as compared to the same period in 2004. Of the $33.1 million increases, $32.2 million is the result of other operating related expenses of Vital and TSYS Prepaid combined. Other operating expenses for the first six months of 2005 increased by $51.9 million, or 75.1%, over the first six months of 2004. Of the $51.9 million, $47.0 million is the result of other operating expenses of Vital and TSYS Prepaid combined.
Other operating expenses include, among other things, amortization of conversion costs, costs associated with delivering merchant services, professional advisory fees and court costs associated with TSYS’ debt collection business.
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
Income Tax Expense
For the six months ended June 30, 2005, income tax expense was $144.7 million compared to $121.3 million for the same period in 2004. For the second quarter of 2005, income tax expense was $75.8 million compared to $61.0 million for the same period in 2004. The effective tax rate for the three and six months ended June 30, 2005 was 37.1%, compared to 36.7% for the same periods in 2004.
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

On November 13, 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This guidance was to be applied in other-than-temporary impairment evaluations performed in reporting periods beginning after June 15, 2004. Disclosures were effective in annual financial statements for fiscal years ended after December 15, 2003, for investments accounted for under Financial Accounting Standards Board (FASB) Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” The disclosure requirements for all other investments were effective in annual financial statements for fiscal years ended after June 15, 2004. In September 2004, the FASB issued FASB Staff Position (FSP) EITF Issue 03-1-1 which delays the effective date for the measurement and recognition guidance set forth in paragraphs 10-20 of EITF Issue No. 03-1 until additional implementation guidance is issued by the FASB. Synovus expects that the full adoption of EITF Issue No. 03-1 will not have a material impact on its financial statements.
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
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS No. 154), “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting

Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle by requiring retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Synovus does not expect the impact of SFAS No. 154 on its financial position, results of operations or cash flows to be material.
Forward-Looking Statements
Certain statements contained in this filing which are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act (the “Act”). These forward-looking statements include, among others, management’s expectation that loans will grow at a low double-digit rate for the full year; management’s belief with respect to the existence of sufficient collateral for past due loans, the impact of the resolution of certain loan delinquencies on nonperforming assets and the inclusion of all material loans in which doubt exists as to collectibility in nonperforming assets; TSYS’ expectation that it will maintain the card processing functions of Chase Card Services for at least two years; the expected deconversion by TSYS of the Sears consumer MasterCard and private-label accounts in the second quarter of 2006; TSYS’ expectation that it will continue supporting commercial card accounts for Citibank, as well as Citibank’s California Commerce consumer accounts; any matter that might arise out of the United States Department of Justice’s investigation of TSYS; Synovus’ expected growth in earnings per share for 2005; the expected financial impact of expensing stock options and the assumptions underlying such statements, including, with respect to Synovus’ expected increase in earnings per share for 2005, the economy will continue to expand; short-term interest rates will increase modestly; the credit environment will remain favorable with a net charge-off ratio of approximately 0.30%; and TSYS’ net income growth will be in the 25% — 28% range. In addition, certain statements in future filings by Synovus with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, efficiency ratios and other financial terms; (ii) statements of plans and objectives of Synovus or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.
These statements are based on the current beliefs and expectations of Synovus’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements. A number of factors could cause actual results to differ from those contemplated by the forward looking statements in this document. Many of these factors are beyond Synovus’ ability to control or predict. These factors include, but are not limited to: (i) competitive pressures arising from aggressive competition from other financial service providers; (ii) factors that affect the delinquency rate of Synovus’ loans and the rate at which Synovus’ loans are charged off; (iii) changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which Synovus is perceived in such markets; (iv) TSYS’ inability to achieve its net income goals for 2005; (v) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted may be different than expected; (vi) the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board; (vii) inflation, interest rate, market and monetary fluctuations; (viii) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (ix) changes in consumer spending, borrowing, and saving habits; (x) technological changes are more difficult or expensive than anticipated; (xi) acquisitions are more difficult to integrate than anticipated; (xii) the ability to increase market share and control expenses; (xiii) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) with which Synovus and its subsidiaries must comply; (xiv) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies; (xv) changes in Synovus’ organization, compensation, and benefit plans; (xvi) the costs and effects of litigation or adverse facts and developments related thereto; (xvii) a deterioration in credit quality or a reduced demand for credit; (xviii) Synovus’ inability to successfully manage any impact from slowing economic conditions or consumer spending; (xix) TSYS does not maintain the card-processing functions of Chase for at least two years as expected; (xx) the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients; (xxi) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection; (xxii) no material breach of the security of any of our systems; (xxiii) the impact on Synovus’ business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (xxiv) the success of Synovus at managing the risks involved in the foregoing.
These forward-looking statements speak only as of the date on which such statements are made, and Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

ITEM 3 — QUANTITATIVE AND
QUALITATIVE DISCLOSURES ABOUT
MARKET RISK
During the first six months of 2005, Synovus has maintained a moderately asset sensitive interest rate risk position which would be expected to have a beneficial impact on net interest income in a rising interest rate environment. This asset sensitivity has decreased modestly from December 31, 2004. This decrease is due to a moderate increase in the rate sensitivity of our funding base. Competitive market conditions have also impacted the expected pricing sensitivity of new deposit growth.
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
Synovus models its baseline net interest income forecast assuming an unchanged or flat interest rate environment. Synovus has modeled the impact of a gradual increase and decrease in short-term rates of 100 basis points to determine the sensitivity of net interest income for the next twelve months. In the gradual 100 basis point decrease scenario, net interest income is expected to decrease by approximately 1.7%, as compared to an unchanged interest rate environment. In the gradual 100 basis point increase scenario, net interest income is expected to increase by approximately 2.1%, as compared to an unchanged interest rate environment. These rate sensitivities are essentially unchanged from those measured at March 31, 2005. While these estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions and their impact on loan and deposit pricing would be expected to have a significant impact on the realized level of net interest income. Actual realized balance sheet growth and mix would also impact the realized level of net interest income.

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
The following table sets forth information regarding Synovus’ purchases of its common stock on a monthly basis during the three months ended June 30, 2005:

					Maximum
				Total Number of	Number of Shares
				Shares Purchased	That May Yet Be
				as Part of	Purchased Under
	Total Number of		Average Price Paid	Announced Plans	the Plans or
Period	Shares Purchased		per Share	or Programs	Programs

April 2005	102	(1)	$28.08	—	— (2)
May 2005	—	(1)	—	—	— (2)
June 2005	113	(1)	29.00	—	— (2)

Total	215	(1)	$28.56	—	— (2)

(1)	Consists of delivery of previously owned shares to Synovus in payment of the exercise price of stock options.

(2)	Amount is now zero as the aforementioned share repurchase plan expired on April 14, 2005.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual shareholders’ meeting was held on April 28, 2005. Following is a summary of the proposals that were submitted to the shareholders for approval.
Proposal I
The proposal was to elect six directors (Daniel P. Amos, Richard E. Anthony, C. Edward Floyd, Mason H. Lampton, Elizabeth C. Ogie, and Melvin T. Stith) as Class II directors of Synovus to serve until the 2008 Annual Meeting of Shareholders. The directors named below were elected by the number of affirmative votes set forth opposite their names below, with the number of votes withholding authority to vote for such nominees also being shown. As the election of each of the directors for directors was approved by a plurality of the total votes entitled to be cast by the holders of shares represented at the meeting, each of the nominees for director was elected.

Nominee	Votes For	Withheld Authority to Vote
Daniel P. Amos	1,985,725,561	108,794,816
Richard E. Anthony	2,028,131,237	66,389,140
C. Edward Floyd	2,052,709,535	41,810,842
Mason H. Lampton	2,047,565,298	46,955,079
Elizabeth C. Ogie	1,994,794,509	99,725,868
Melvin T. Stith	2,054,401,627	40,118,750
Proposal II
The proposal was to ratify the appointment of KPMG LLP as the independent auditor to audit the consolidated financial statements of Synovus and its subsidiaries for the fiscal year ended December 31, 2005.

	For	Against	Abstain
Votes	2,055,121,103	20,866,440	18,532,814

ITEM 6 — EXHIBITS

(a) Exhibits	Description

(31.1)	Certification of Chief Executive Officer

(31.2)	Certification of Chief Financial Officer

(32)	Certification of Periodic Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SYNOVUS FINANCIAL CORP.

Date: August 8, 2005	BY: /s/ Thomas J. Prescott
Thomas J. Prescott
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report