Form 10-Q
period 2005-09-30
SYNOVUS FINANCIAL CORP
filed 2005-11-04
CIK 18349

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	October 31, 2005

Common Stock, $1.00 Par Value	312,308,253 shares

SYNOVUS FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
(In thousands, except share data)	2005	2004
ASSETS
Cash and due from banks	$879,838	683,035
Interest earning deposits with banks	2,510	4,153
Federal funds sold and securities purchased under resale agreements	150,853	135,471
Trading account assets	26,069	—
Mortgage loans held for sale	169,659	120,186
Investment securities available for sale	2,821,018	2,695,593
Loans, net of unearned income	20,904,677	19,480,396
Allowance for loan losses	(283,557)	(265,745)

Loans, net	20,621,120	19,214,651

Premises and equipment, net	668,822	638,407
Contract acquisition costs and computer software, net	437,684	401,074
Goodwill, net	454,315	416,283
Other intangible assets, net	47,033	41,628
Other assets	796,169	699,697

Total assets	$27,075,090	25,050,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing retail and commercial deposits	$3,573,766	3,337,908
Interest bearing retail and commercial deposits	14,188,694	12,948,523

Total retail and commercial deposits	17,762,460	16,286,431
Brokered time deposits	2,516,750	2,291,037

Total deposits	20,279,210	18,577,468
Federal funds purchased and securities sold under repurchase agreements	880,605	1,208,080
Long-term debt	2,256,388	1,879,583
Other liabilities	594,365	576,474

Total liabilities	24,010,568	22,241,605

Minority interest in consolidated subsidiaries	189,616	167,284

Shareholders’ equity:
Common stock — $1.00 par value. Authorized 600,000,000 shares; issued 317,944,667 in 2005 and 315,636,047 in 2004; outstanding 312,283,129 in 2005 and 309,974,509 in 2004	317,945	315,636
Surplus	677,178	628,396
Treasury stock – 5,661,538 shares in 2005 and 2004	(113,944)	(113,944)
Unearned compensation	(2,593)	(106)
Accumulated other comprehensive income (loss)	(14,663)	8,903
Retained earnings	2,010,983	1,802,404

Total shareholders’ equity	2,874,906	2,641,289

Total liabilities and shareholders’ equity	$27,075,090	25,050,178

See accompanying Notes to Consolidated Financial Statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2005	2004	2005	2004
Interest income:
Loans, including fees	$988,474	765,849	355,574	272,547
Investment securities	80,114	74,341	27,379	24,952
Mortgage loans held for sale	5,333	5,092	2,241	1,729
Federal funds sold and securities purchased under resale agreements	2,859	1,404	1,160	510
Interest earning deposits with banks	113	18	58	9

Total interest income	1,076,893	846,704	386,412	299,747

Interest expense:
Deposits	281,689	151,756	110,772	55,646
Federal funds purchased and securities sold under repurchase agreements	22,756	12,430	5,252	4,995
Long-term debt	63,696	45,875	25,563	15,672

Total interest expense	368,141	210,061	141,587	76,313

Net interest income	708,752	636,643	244,825	223,434
Provision for losses on loans	61,745	54,464	19,639	21,192

Net interest income after provision for losses on loans	647,007	582,179	225,186	202,242

Non-interest income:
Electronic payment processing services	644,070	558,138	223,123	197,823
Merchant services	170,009	19,758	74,208	6,517
Other transaction processing services revenue	137,868	125,683	44,030	43,007
Service charges on deposit accounts	84,050	91,129	28,748	31,344
Fiduciary and asset management fees	33,342	31,676	11,167	10,623
Brokerage and investment banking revenue	17,871	16,387	5,801	5,012
Mortgage banking income	21,604	19,527	8,276	6,861
Credit card fees	26,946	21,389	9,563	8,004
Securities gains (losses), net	598	(89)	—	(24)
Other fee income	23,537	21,573	8,217	7,451
Other operating income	28,908	55,004	12,599	11,364

Non-interest income before reimbursable items	1,188,803	960,175	425,732	327,982
Reimbursable items	227,975	172,499	79,644	56,309

Total non-interest income	1,416,778	1,132,674	505,376	384,291

Non-interest expense:
Salaries and other personnel expense	612,120	556,210	213,695	194,624
Net occupancy and equipment expense	274,245	244,650	98,772	80,073
Other operating expenses	315,922	216,921	113,300	74,699

Non-interest expense before reimbursable items	1,202,287	1,017,781	425,767	349,396
Reimbursable items	227,975	172,499	79,644	56,309

Total non-interest expense	1,430,262	1,190,280	505,411	405,705

Minority interest in subsidiaries’ net income	27,810	20,581	9,306	7,480

Income before income taxes	605,713	503,992	215,845	173,349
Income tax expense	226,527	185,681	81,853	64,341

Net income	$379,186	318,311	133,992	109,008

Net income per share:
Basic	$1.22	1.04	0.43	0.35

Diluted	1.20	1.03	0.43	0.35

Weighted average shares outstanding:
Basic	311,204	306,435	311,842	309,448

Diluted	314,648	309,348	315,336	312,343

Dividends declared per share	$0.55	0.52	0.18	0.17

See accompanying Notes to Consolidated Financial Statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2005	2004
Cash flows from operating activities:
Net income	$379,186	318,311
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	61,745	54,464
Depreciation, amortization and accretion, net	139,493	60,449
Increase in interest receivable	(22,470)	(6,397)
Increase (decrease) in interest payable	16,705	(4,076)
Equity in income of joint ventures	(5,331)	(19,178)
Minority interest in subsidiaries’ net income	27,810	20,581
Increase in trading account assets	(26,069)	—
(Increase) decrease in mortgage loans held for sale	(49,473)	7,378
Increase in prepaid and other assets	(72,582)	(27,785)
Increase (decrease) in other liabilities	(50,917)	70,778
Decrease in billings in excess of costs and profit on uncompleted contracts	—	(24,845)
Gain on sale of banking location	—	(15,849)
Impairment of developed software	3,619	10,059
Increase in accrued salaries and employee benefits	5,794	17,054
Other, net	(18,862)	97,605

Net cash provided by operating activities	388,648	558,549

Cash flows from investing activities:
Net cash paid for acquisitions	(56,983)	(36,655)
Net decrease in interest earning deposits with banks	1,643	83
Net (increase) decrease in federal funds sold and securities purchased under resale agreements	(15,382)	47,797
Proceeds from maturities and principal collections of investment securities available for sale	557,533	1,176,661
Proceeds from sales of investment securities available for sale	40,188	42,036
Purchases of investment securities available for sale	(753,163)	(1,214,494)
Net cash received on sale of banking location	—	25,069
Net increase in loans	(1,480,579)	(2,045,842)
Purchases of premises and equipment	(78,737)	(88,706)
Proceeds from disposal of premises and equipment	3,251	1,836
Increase in contract acquisition costs	(11,756)	(22,441)
Additions to licensed computer software from vendors	(10,049)	(19,237)
Additions to internally developed computer software	(17,435)	(3,996)

Net cash used by investing activities	(1,821,469)	(2,137,889)

Cash flows from financing activities:
Net increase in demand and savings deposits	860,808	946,556
Net increase in certificates of deposit	840,934	442,482
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(327,475)	270,929
Principal repayments on long-term debt	(239,079)	(370,993)
Proceeds from issuance of long-term debt	620,249	491,139
Dividends paid to shareholders	(167,313)	(156,973)
Proceeds from issuance of common stock	43,888	16,975

Net cash provided by financing activities	1,632,012	1,640,115

Effect of exchange rate changes on cash and cash equivalent balances held in foreign currencies	(2,388)	575

Increase in cash and due from banks	196,803	61,350
Cash and due from banks at beginning of period	683,035	696,030

Cash and due from banks at end of period	$879,838	757,380

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
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the respective balance sheets and the reported amounts of revenues and expenses for the periods presented. Actual results could differ significantly from those estimates.
Note 2 — Supplemental Cash Flow Information
For the nine months ended September 30, 2005 and 2004, Synovus paid income taxes (net of refunds received) of $225.2 million and $120.7 million, respectively. For the nine months ended September 30, 2005 and 2004, Synovus paid interest of $347.6 million and $212.7 million, respectively.
Non-cash investing activities consisted of loans of approximately $12.4 million and $9.8 million, which were foreclosed and transferred to other real estate during the nine months ended September 30, 2005 and 2004, respectively.
Note 3 — Comprehensive Income
Other comprehensive income (loss) consists of net unrealized gains (losses) on securities available for sale, net unrealized gains (losses) on cash flow hedges, and foreign currency translation adjustments. Comprehensive income consists of net income plus other comprehensive income (loss). Comprehensive income for the nine months ended September 30, 2005 and 2004 was $355.6 million and $307.3 million, respectively. For the three months ended September 30, 2005 and 2004 comprehensive income was $119.8 million and $136.2 million, respectively.
Note 4 — Long-Term Debt
In June 2005, Synovus issued $450 million of subordinated notes due June 15, 2017. This debt bears a coupon interest rate of 5.125%. Interest is payable semi-annually and principal is due at maturity.

Note 5 — Derivative Instruments
Synovus accounts for its derivative financial instruments under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires recognition of all derivatives as either assets or liabilities on the balance sheet and requires measurement of those instruments at fair value through adjustments to either accumulated other comprehensive income, current earnings, or both, as appropriate. As part of its overall interest rate risk management activities, Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risks. These derivative instruments consist primarily of interest rate swaps and commitments to sell mortgage loans. The interest rate lock commitments made to prospective mortgage loan customers also represent derivative instruments since it is intended that such loans will be sold.
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
A summary of interest rate swap contracts utilized for interest rate risk management at September 30, 2005 is shown in the following table.

		Weighted Average					Net
				Maturity			Unrealized
	Notional	Receive	Pay	In	Unrealized		Gains
(Dollars in thousands)	Amount	Rate	Rate(*)	Months	Gains	Losses	(Losses)
Receive fixed swaps:
Fair value hedges	$587,500	4.32%	3.66%	84	162	(11,549)	(11,387)
Cash flow hedges	500,000	5.55%	6.75%	11	—	(4,490)	(4,490)

Total	$1,087,500	5.17%	5.08%	50	162	(16,039)	(15,877)

(*)	Variable pay rate based upon contract rates in effect at September 30, 2005.
At September 30, 2005, outstanding commitments to sell mortgage loans amounted to approximately $168.6 million. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding commitments to originate mortgage loans for resale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans at September 30, 2005 was an unrealized gain of $685,191.
At September 30, 2005, Synovus had interest rate lock commitments in the amount of $119.6 million. The fair value of these commitments was an unrealized loss of $761,515.
Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the risk to Synovus. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of September 30, 2005, the notional amount of customer related derivative financial instruments was $660.6 million.
Note 6 — Stock-Based Compensation
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
If Synovus had determined compensation expense based on the fair value at the grant date for its stock options granted under SFAS No. 123, net income and earnings per share for the three and nine months ended September 30, 2005 and 2004 would have been reduced to the pro forma amounts indicated in the following tables.
For the nine months ended September 30, 2005 and 2004:

(In thousands, except per share data)	2005	2004
Net income as reported	$379,186	318,311
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,125)	(9,763)

Net income – pro forma	$369,061	308,548

Earnings per share:
Basic — as reported	$1.22	1.04
Basic — pro forma	1.19	1.01
Diluted — as reported	1.20	1.03
Diluted — pro forma	1.17	1.00

For the three months ended September 30, 2005 and 2004:

(In thousands, except per share data)	2005	2004
Net income as reported	$133,992	109,008
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,647)	(3,649)

Net income — pro forma	$130,345	105,359

Earnings per share:
Basic — as reported	$0.43	0.35
Basic — pro forma	0.42	0.34
Diluted — as reported	0.43	0.35
Diluted — pro forma	0.41	0.34
Note 7 — Business Combinations
On March 1, 2005, Total System Services, Inc. (TSYS), a majority owned consolidated subsidiary of Synovus, completed the acquisition of Vital Processing Services, L.L.C. (Vital), by purchasing the 50-percent equity stake formerly held by Visa U.S.A. for $95.8 million, including $782,000 of direct acquisition costs. TSYS recorded the acquisition of the 50% interest as a purchase business combination, requiring that TSYS allocate the purchase price to the assets acquired and liabilities assumed based on their relative fair values. TSYS is in the process of finalizing the purchase price allocation and has preliminarily allocated $34.6 million to goodwill, $12.0 million to intangible assets and the remaining amount to the assets and liabilities acquired. Vital’s results of operations have been included in the consolidated financial results beginning March 1, 2005.
The preliminary purchase price allocation is presented below:

(In thousands)	At March 1, 2005
Cash and cash equivalents	$19,399
Contract acquisition costs and computer software, net	31,733
Intangible assets	12,000
Goodwill	34,571
Other assets	30,597

Total assets acquired	128,300

Other liabilities	32,457

Total liabilities assumed	32,457

Minority interest	49

Net assets acquired	$95,794

Pro forma information related to the impact of this acquisition on Synovus’ consolidated financial statements, assuming such acquisition had occurred at the beginning of the periods reported, is not presented as such impact is not significant.

Effective October 1, 2005, TSYS acquired the remaining 49% interest of Merlin Solutions, Inc., a subsidiary of Vital, for approximately $2.0 million. TSYS has recorded the acquisition of the incremental 49% interest as a business combination requiring TSYS to allocate the purchase price to the assets acquired and liabilities assumed based on their relative fair values.
Note 8 — Operating Segments
Synovus has two reportable segments: Financial Services and TSYS. The Financial Services segment provides financial services including banking, financial management, insurance, mortgage and leasing services through 39 subsidiary banks and other Synovus offices in Georgia, Alabama, South Carolina, Florida, and Tennessee. TSYS provides electronic payment processing and other related services to card-issuing institutions in the United States, Mexico, Canada, Honduras, Puerto Rico and Europe. The significant accounting policies of the segments are described in the summary of significant accounting policies in the 2004 annual report previously filed on Form 10-K. All inter-segment services provided are charged at the same rates as those charged to unaffiliated customers. Such services are included in the results of operations of the respective segments and are eliminated to arrive at consolidated totals.

Segment information as of and for the nine months ended September 30, 2005 and 2004 is presented in the following table:

		Financial
(In thousands)		Services	TSYS (a)	Eliminations		Consolidated
Interest income	2005	$1,076,930	2,520	(2,557	)(b)	$1,076,893
	2004	846,704	648	(648	)(b)	846,704
Interest expense	2005	370,538	160	(2,557	)(b)	368,141
	2004	210,556	153	(648	)(b)	210,061
Net interest income	2005	706,392	2,360	—		708,752
	2004	636,148	495	—		636,643
Provision for loan losses	2005	61,745	—	—		61,745
	2004	54,464	—	—		54,464
Net interest income after provision	2005	644,647	2,360	—		647,007
for loan losses	2004	581,684	495	—		582,179
Total non-interest income	2005	242,435	1,189,662	(15,319	)(c)	1,416,778
	2004	246,520	900,134	(13,980	)(c)	1,132,674
Total non-interest expense	2005	476,740	968,841	(15,319	)(c)	1,430,262
	2004	467,093	737,167	(13,980	)(c)	1,190,280
Income before income taxes	2005	410,342	223,181	(27,810	)(d)	605,713
	2004	361,111	163,462	(20,581	)(d)	503,992
Income tax expense	2005	148,341	78,186	—		226,527
	2004	130,047	55,634	—		185,681
Net income	2005	262,001	144,995	(27,810	)(d)	379,186
	2004	231,064	107,828	(20,581	)(d)	318,311
Total assets	2005	25,867,241	1,357,291	(149,442	)(e)	27,075,090
	2004	23,337,175	1,127,997	(75,679	)(e)	24,389,493

(a)	Includes equity in income of joint ventures which is included in non-interest income.

(b)	Interest on TSYS’ cash deposits with the Financial Services segment and on TSYS’ line of credit with a Synovus affiliate bank.

(c)	Principally, electronic payment processing and other services provided by TSYS to the Financial Services segment.

(d)	Minority interest in TSYS and GP Network Corporation (a TSYS subsidiary).

(e)	Primarily TSYS’ cash deposits with the Financial Services segment.

Segment information as of and for the three months ended September 30, 2005 and 2004 is presented in the following table:

		Financial
(In thousands)		Services	TSYS (a)	Eliminations		Consolidated
Interest income	2005	$386,412	1,033	(1,033	)(b)	$386,412
	2004	299,749	272	(274	)(b)	299,747
Interest expense	2005	142,582	38	(1,033	)(b)	141,587
	2004	76,503	84	(274	)(b)	76,313
Net interest income	2005	243,830	995	—		244,825
	2004	223,246	188	—		223,434
Provision for loan losses	2005	19,639	—	—		19,639
	2004	21,192	—	—		21,192
Net interest income after provision for loan losses	2005	224,191	995	—		225,186
	2004	202,054	188	—		202,242
Total non-interest income	2005	87,220	423,583	(5,427	)(c)	505,376
	2004	76,699	312,432	(4,840	)(c)	384,291
Total non-interest expense	2005	161,154	349,684	(5,427	)(c)	505,411
	2004	157,551	252,994	(4,840	)(c)	405,705
Income before income taxes	2005	150,257	74,894	(9,306	)(d)	215,845
	2004	121,202	59,627	(7,480	)(d)	173,349
Income tax expense	2005	55,078	26,775	—		81,853
	2004	43,935	20,406	—		64,341
Net income	2005	95,179	48,119	(9,306	)(d)	133,992
	2004	77,267	39,221	(7,480	)(d)	109,008
Total assets	2005	25,867,241	1,357,291	(149,442	)(e)	27,075,090
	2004	23,337,175	1,127,997	(75,679	)(e)	24,389,493

(a)	Includes equity in income of joint ventures which is included in non-interest income.

(b)	Interest on TSYS’ cash deposits with the Financial Services segment and on TSYS’ line of credit with a Synovus affiliate bank.

(c)	Principally, electronic payment processing and other services provided by TSYS to the Financial Services segment.

(d)	Minority interest in TSYS and GP Network Corporation (a TSYS subsidiary).

(e)	Primarily TSYS’ cash deposits with the Financial Services segment.

Segment information for the changes in the carrying amount of goodwill for the nine months ended September 30, 2005 is shown in the following table:

	Financial
(In thousands)	Services		TSYS		Total
Balance as of December 31, 2004	$345,722		70,561		416,283
Goodwill acquired during period	235	(1)	39,549	(3)	39,784
Impairment losses	—		—		—
Other	(440	)(2)	(1,312	)(4)	(1,752)

Balance as of September 30, 2005	$345,517		108,798		454,315

(1)	Synovus acquired all of the issued and outstanding shares of GLOBALT, Inc. on May 31, 2002. The terms of the merger agreement provide for contingent consideration based on a percentage of a multiple of earnings before interest, income taxes, depreciation and other adjustments, as defined in the agreement (EBT), for each of the three years ending December 31, 2004, 2005 and 2006. The contingent consideration is payable by February 15th of each year subsequent to the respective calendar year for which the EBT calculation is made. The fair value of the contingent consideration is recorded as an addition to goodwill. On February 15, 2005, Synovus recorded additional contingent consideration of $226,000, which was based on 4% of a multiple of GLOBALT’s EBT for the year ended December 31, 2004.

Additionally, during the first quarter of 2005, Synovus recorded goodwill of $9,000 resulting from additional acquisition expenses related to the June 1, 2004 acquisition of Trust One Bank in Memphis, Tennessee.

(2)	During the third quarter of 2005, Synovus recorded a reduction in goodwill of $440,000 associated with the sale of two bank charters.

(3)	Goodwill acquired during the nine months ended September 30, 2005 consists of $34.6 million in goodwill based on the preliminary purchase price allocation for the Vital acquisition which was completed on March 1, 2005 (see Note 7 for additional information regarding this acquisition). The remaining $4.9 million in additional goodwill consists of fifty percent of the previously recorded goodwill on Vital’s balance sheet, which is now being consolidated in TSYS’ balance sheet

(4)	On August 2, 2004, TSYS completed the acquisition of Clarity Payment Solutions, Inc. During the second quarter of 2005, TSYS recorded a final adjustment to the purchase price allocation, which resulted in a $1.3 million reduction in other liabilities with a corresponding $1.3 million decrease in goodwill.

Intangible assets (excluding goodwill) net of accumulated amortization as of September 30, 2005 and December 31, 2004 are presented in the table below.

(In thousands)	September 30, 2005	December 31, 2004
Purchased trust revenues	$2,994	3,204
Core deposit premiums	24,605	28,116
Employment contracts / non-competition agreements	541	783
Acquired customer contracts	4,233	5,195
Intangibles associated with the acquisition of minority interest in TSYS	2,158	2,372
Customer relationships	12,225	1,550
Other	277	408

Total carrying value	$47,033	41,628

Note 9 — Dividends per Share
Dividends declared per share for the quarter ended September 30, 2005 were $0.1825, up 5.3% from $0.1733 for the third quarter of 2004. For the nine months ended September 30, 2005, dividends declared per share were $0.5475, an increase of 5.3% from $0.5199 for the same period in 2004.
Note 10 — Recent Accounting Pronouncements
In December 2003, the AICPA’s Accounting Standards Executive Committee (AcSEC) issued Statement of Position No. 03-3 (SOP No. 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP No. 03-3 provides guidance on accounting for loans and associated loss reserves acquired in a transfer or business combination. Certain loans may be required to be transferred net of reserves where there are differences between contractual and expected cash flows which are attributable, at least in part, to credit quality. SOP No. 03-3 is effective for loans acquired after December 31, 2004. Synovus adopted SOP No. 03-3 effective January 1, 2005. No business combination with a financial institution has been consummated nor has a loan portfolio been acquired since adoption. Synovus believes that a determination of the impact that SOP No. 03-3 will have on its financial statements will not be meaningful until Synovus enters into a business combination with a financial institution and/or acquires a future loan portfolio.
On November 13, 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This guidance was to be applied in other-than-temporary impairment evaluations performed in reporting periods beginning after June 15, 2004. Disclosures were effective in annual financial statements for fiscal years ended after December 15, 2003, for investments accounted for under Financial Accounting Standards Board (FASB) Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” The disclosure requirements for all other investments were effective in annual financial statements for fiscal years ended after June 15, 2004. In September 2004, the FASB issued FASB Staff Position (FSP) EITF Issue 03-1-1 which sets aside the measurement and recognition guidance set forth in paragraphs 10-20 of EITF Issue No. 03-1. The FASB has indicated that new measurement and recognition guidance will not be issued, however, a new FSP, which will clarify existing guidance, is expected. Synovus expects that adoption of the effective provisions of EITF Issue No. 03-1 will not have a material impact on its financial statements.
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
On April 14, 2005, the SEC amended Rule 4-01(a) of Regulation S-X that amended the compliance date for SFAS No. 123R. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. Synovus will adopt SFAS No. 123R effective January 1, 2006.
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
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle by requiring retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Synovus does not expect the impact of SFAS No. 154 on its financial position, results of operations or cash flows to be material.

Note 11 — Other
Certain amounts in 2004 have been reclassified to conform to the presentation adopted in 2005.

ITEM 2 — MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Executive Summary
The following financial review provides a discussion of Synovus’ financial condition, changes in financial condition, and results of operations.
About Our Business
     Synovus is a diversified financial services holding company, based in Columbus, Georgia, with more than $27 billion in assets. Synovus operates two business segments: the Financial Services and the Transaction Processing Services (TSYS) segments. The Financial Services segment provides integrated financial services including banking, financial management, insurance, mortgage and leasing services through 39 subsidiary banks and other Synovus offices in five southeastern states. At September 30, 2005, our subsidiary banks ranged in size from $38.2 million to $4.6 billion in total assets. The Transaction Processing Services segment provides electronic payment processing services through our 81% owned subsidiary Total System Services, Inc. (TSYS), one of the world’s largest companies for outsourced payment services. Our ownership in TSYS gives us a unique business mix: for the first nine months of 2005, 55% of our consolidated revenues and 31% of our net income came from TSYS.
Our Key Financial Performance Indicators
     In terms of how we measure success in our business, the following are our key financial performance indicators:
Financial Services

• Net Interest Margin	• Credit Quality
• Loan Growth	• Fee Income Growth
• Deposit Growth	• Expense Management
TSYS

• Revenue Growth	• Expense Management
2005 Financial Performance Highlights
Consolidated
•	Net income of $134.0 million, up 22.9% and $379.2 million, up 19.1% for the three and nine months ended September 30, 2005 as compared to the same periods in 2004

•	Diluted earnings per share of $0.43 for the three months ended September 30, 2005, up 21.9%, and $1.20 for the nine months ended September 30, 2005, up 17.1%, as compared to the same periods in 2004
Financial Services
•	Net income growth: 23.2% and 13.4% for the three and nine months ended September 30, 2005 over the corresponding periods in the prior year. The comparison is impacted by the $9.7 million after-tax gain from the sale of the banking operations in Quincy, Florida in the first quarter of 2004. Excluding this gain, the Financial Services net income growth was 18.3% for the nine months ended September 30, 2005 over the corresponding period in the prior year

•	Net interest margin before fees: 4.04% and 4.01% for the three and nine months ended September 30, 2005 as compared to 3.90% for both the three and nine months ended September 30, 2004

•	Net interest margin after fees: 4.18% and 4.15% for the three and nine months ended September 30, 2005 as compared to 4.25% for both of the same periods in 2004

•	The net interest margin after fees increased 3 basis points in the third quarter compared to the second quarter of 2005. Yields on earning assets increased 30 basis points while the effective cost of funds increased 27 basis points.

•	Loan growth: 10.8% increase from September 30, 2004

•	Credit quality measures remained strong:
•	Non-performing assets ratio of 0.49%, down from 0.52% at December 31, 2004 and 0.56% at September 30, 2004

•	Past dues over 90 days as a percentage of total loans of 0.08%, down from 0.09% at December 31, 2004 and 0.12% at September 30, 2004

•	Total past dues as a percentage of total loans of 0.49% compared to 0.43% at December 31, 2004 and 0.63% at September 30, 2004

•	Net charge-off ratio of 0.26% for the third quarter of 2005 compared to 0.26% for the third quarter of 2004, and 0.29% compared to 0.22% for the first nine months of 2005 and 2004, respectively
•	Deposit growth: 14.1% increase from a year ago (12.2% growth excluding brokered time deposits)

•	Fee income: up 13.7% for the quarter and down 1.7% for the first nine months of 2005 compared to the corresponding periods in the prior year. Excluding the first quarter 2004 $15.8 million pre-tax gain from the sale of the Quincy bank operations, fee income for the first nine months of 2005 increased 5.1% compared to the prior year.

•	General and administrative expenses up by 2.3% for the quarter and 2.1% for the first nine months of 2005 over the corresponding periods in the prior year. Excluding the impact of acquisitions, divestitures and the change in methodology related to loan origination costs, the increase is 9.0% for the first nine months of 2005.

•	Headcount was up 77, or 1.2%, as compared to December 31, 2004 and up 95, or 1.5%, compared to September 30, 2004.
TSYS
•	Revenue growth before reimbursable items: 37.7% and 34.9% for the three and nine months ended September 30, 2005 over the corresponding periods in the prior year

•	Expense growth before reimbursable items: 37.3% and 31.1% for the three and nine months ended September 30, 2005 over the corresponding periods in the prior year

•	Net income growth: 22.8% and 34.6% for the three and nine months ended September 30, 2005 over the corresponding periods in the prior year

Other highlights at TSYS include:
•	TSYS successfully converted the account portfolio of JPMorgan Chase.

•	TSYS signed an agreement to process Capital One’s credit card accounts.

•	TSYS renewed agreements with C&A Modas in Mexico as well as agreements with the Navy Federal Credit Union, Vienna, VA,; Juniper Bank, Wilmington, DE; Trustmark National Bank, Jackson, MS and Allied Irish Bank, Dublin, Ireland.

•	TSYS and Bank of America agreed to add five years to the current agreement to provide exclusive processing services through 2014. The expanded relationship covers all consumer and commercial credit Visa and MasterCard accounts issued by Bank of America, as well as the recently acquired portfolio of FleetBoston Financial Corp. (FleetBoston), which was converted to TSYS in mid-March. Subsequent to this agreement, Bank of America announced its intention to acquire MBNA Corporation. TSYS and Bank of America are in discussions to determine TSYS’ future role in providing consumer credit card processing to Bank of America. See “Major Customer” on page 29 for additional information with respect to TSYS’ relationship with Bank of America.

•	Vital Processing Services, TSYS’ wholly owned merchant processing subsidiary, announced a renewal of its service agreement with Bank of America.
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

Balance Sheet
During the first nine months of 2005, total assets increased $2.025 billion. The more significant increases consisted of loans, net of unearned income, up $1.424 billion, cash up $196.8 million, investment securities available for sale up $125.4 million, contract acquisition costs and computer software, up $69.7 million, and goodwill up $38.0 million.
On March 1, 2005, TSYS completed the acquisition of the remaining 50% interest in Vital. Prior to this date, TSYS accounted for its interest in Vital under the equity method of accounting (the carrying value was $49.7 million at December 31, 2004). Vital is now a consolidated subsidiary of TSYS. Accordingly, the comparison of Synovus’ consolidated balance sheet at September 30, 2005 to December 31, 2004 is impacted by the consolidation of Vital. The more significant of the changes were the goodwill addition of $39.5 million, the contract acquisition costs and computer software addition of $60.0 million, and the other liabilities addition of $59.1 million.
Providing the necessary funding for the balance sheet growth during the first nine months of 2005, the deposit base grew $1.70 billion, long-term debt increased $376.8 million, and shareholders’ equity increased $233.6 million. These increases were partially offset by a $327.5 million decrease in federal funds purchased and securities sold under repurchase agreements.
Loans
Compared to September 30, 2004, total loans grew by 10.8%. The loan growth was broad-based across our geographic markets, with half of our banks increasing at a double-digit rate. On a sequential quarter basis, total loans outstanding grew by $424.8 million or 8.2% annualized. The sequential quarter annualized loan growth by portfolio types was as follows: commercial real estate 14.7%, commercial and industrial (3.8%), and consumer 3.7%. Synovus expects to grow loans at a low double-digit rate for the full year.
The tables on pages 23 and 24 illustrate the composition of the loan portfolio (classified by loan purpose) as of September 30, 2005. The commercial real estate portfolio totals $12.5 billion, which represents 59.6% of the total loan portfolio. Loans for the purpose of financing investment properties total $3.9 billion, which is only 18.6% of the total loan portfolio, or less than one-third of the total commercial real estate portfolio. The investment properties loan category includes $626.2 million in loans in the Atlanta market. This amount represents 3.0% of the total loan portfolio, or 5.0% of the total commercial real estate portfolio. The primary source of repayment on investment property loans is the income from the underlying property (e.g., hotels, office buildings, shopping centers, and apartment units’ rental income), with the collateral as the secondary source of repayment. Additionally, in almost all cases, these loans are made on a recourse basis, which provides another source of repayment. From an underwriting standpoint, these loans are evaluated by determining the impact of higher interest rates, as well as lower occupancy rates, on the borrower’s ability to service debt.
Commercial loans for the purpose of financing 1-4 family properties represent $3.8 billion or 18.3% of the total loan portfolio, and 30.8% of the total commercial real estate portfolio. The 1-4 family properties category includes $1.06 billion in loans in the Atlanta market, which is 5.1% of the total loan portfolio, or 27.6% of the 1-4 family properties category. Included in total commercial real estate loans are $3.7 billion in commercial and industrial related real estate loans. These loans are categorized as owner-occupied and other property loans on the table shown on page 23. These loans represent 17.9% of the total loan portfolio, or 30.1%

of the total commercial real estate portfolio. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization (e.g., accounting; legal and medical services; retailers; manufacturers and wholesalers). These loans typically carry the personal guarantees of the principals of the business.
Commercial and industrial loans represent $5.2 billion or 24.8% of the total loan portfolio at September 30, 2005. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization (e.g., accounting, legal and medical services; retailers; manufacturers and wholesalers). These loans typically carry the personal guarantees of the principals of the business. These loans are diversified by geography, industry, and loan type. Consumer loans at September 30, 2005 total $3.3 billion, representing 15.8% of the total loan portfolio.
Credit Quality
Credit quality measures remained strong. The non-performing assets ratio was 0.49% at September 30, 2005 compared to 0.52% at December 31, 2004 and 0.56% at September 30, 2004. The quality of our commercial real estate portfolio remains strong with a non-performing loan ratio of only 0.30% of total commercial real estate loans at September 30, 2005. This compares to an overall non-performing loan ratio for the total loan portfolio of 0.42%. The year-to-date net charge-off ratio for the first nine months of 2005 was 0.29% compared to 0.22% for the same period of 2004. Net charge-offs for the quarter totaled $13.6 million, or 0.26% of average loans compared to 0.26% for the third quarter of 2004. We expect that the net charge-off ratio for the year will be approximately 0.30%.
Past due levels remained very favorable, with total loans past due (and still accruing interest) at 0.49% of loans. Loans 90 days past due and still accruing interest at September 30, 2005 were $16.0 million, or 0.08% of total loans, compared to 0.09% at year-end 2004 and 0.12% at September 30, 2004. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments on the loans. Management further believes the resolution of these delinquencies will not cause a material increase in non-performing assets.
The allowance for loan losses is $283.6 million, or 1.36% of net loans, at September 30, 2005 compared to $265.7 million, or 1.36% of net loans, at December 31, 2004. The allowance to non-performing loans coverage was 331% at September 30, 2005, compared to 330% at
December 31, 2004.
The provision for loan losses was $19.6 million for the third quarter of 2005 compared to $21.2 million for the third quarter of 2004. For the first nine months of 2005, the provision for loan losses was $61.7 million as compared to $54.5 million for the same period in 2004. For the first nine months of 2005, total provision expense covered net charge-offs by 1.41 times compared to 1.91 times for the same period a year ago.

(Dollars in thousands)	September 30, 2005	December 31, 2004
Non-performing loans	$85,571	$80,456
Other real estate	16,951	21,492

Non-performing assets	$102,522	$101,948

Loans 90 days past due and still accruing	$16,013	$18,138

Allowance for loan losses	$283,557	$265,745
Allowance for loan losses as a % of loans	1.36%	1.36%
As a % of loans and other real estate:
Non-performing loans	0.41%	0.41%
Other real estate	0.08	0.11

Non-performing assets	0.49%	0.52%

Allowance to non-performing loans	331.37%	330.30%
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

The following table shows the composition of the loan portfolio and non-performing loans (classified by loan purpose) as of September 30, 2005.

				% of
			Total	Total
		% of	Non-	Non-
(Dollars in thousands)	Total	Total Loans	performing	performing
Loan Type	Loans	Outstanding	Loans	Loans
Commercial Real Estate

Multi-Family	$527,826	2.5%	$275	0.3%
Hotels	779,736	3.7	1,371	1.6
Office Buildings	797,886	3.8	5,201	6.1
Shopping Centers	641,620	3.1	—	—
Commercial Development	821,660	3.9	85	0.1
Other Investment Property	328,120	1.6	81	0.1

Total Investment Properties	3,896,848	18.6	7,013	8.2

1-4 Family Construction	1,414,675	6.8	1,089	1.3
1-4 Family Perm /Mini-Perm	1,075,143	5.1	2,106	2.5
Residential Development	1,345,662	6.4	7,973	9.3

Total 1-4 Family Properties	3,835,480	18.3	11,168	13.1

Land Acquisition	978,813	4.8	1,053	1.2

Total Investment-Related Real Estate	8,711,141	41.7	19,234	22.5

Owner-Occupied	2,443,318	11.7	11,210	13.1
Other Property	1,302,379	6.2	6,529	7.6

Total Commercial Real Estate	12,456,838	59.6	36,973	43.2

Commercial & Industrial	5,185,634	24.8	39,899	46.6
Consumer	3,306,529	15.8	8,699	10.2
Unearned Income	(44,324)	(0.2)	—	—

Total	$20,904,677	100.0%	$85,571	100.0%

The following table compares the composition of the loan portfolio at September 30, 2005, June 30, 2005 and September 30, 2004.

			3Q05		3Q05
	Total Loans		vs	Total Loans	vs
(Dollars in thousands)	Sept. 30,	June 30,	2Q05	Sept. 30,	3Q04
Loan Type	2005	2005	% change (1)	2004	% change (1)
Commercial Real Estate

Multi-Family	$527,826	$526,820	0.8%	$563,195	(6.3)%
Hotels	779,736	804,316	(12.1)	788,160	(1.1)
Office Buildings	797,886	786,262	5.9	724,883	10.1
Shopping Centers	641,620	628,701	8.2	565,994	13.4
Commercial Development	821,660	803,494	9.0	659,350	24.6
Other Investment Property	328,120	330,992	(3.4)	255,169	28.6

Total Investment Properties	3,896,848	3,880,585	1.7	3,556,751	9.6

1-4 Family Construction	1,414,675	1,372,556	12.2	1,093,713	29.3
1-4 Family Perm /Mini-Perm	1,075,143	1,087,763	(4.6)	828,892	29.7
Residential Development	1,345,662	1,219,186	41.2	985,318	36.6

Total 1-4 Family Properties	3,835,480	3,679,505	16.8	2,907,923	31.9

Land Acquisition	978,813	913,488	28.4	886,014	10.5

Total Investment- Related Real Estate	8,711,141	8,473,578	11.1	7,350,688	18.5

Owner-Occupied	2,443,318	2,335,195	18.4	2,180,811	12.0
Other Property	1,302,379	1,202,920	32.8	1,347,030	(3.3)

Total Commercial Real Estate	12,456,838	12,011,693	14.7	10,878,529	14.5

Commercial & Industrial	5,185,634	5,235,982	(3.8)	4,946,453	4.8
Consumer	3,306,529	3,275,924	3.7	3,086,455	7.1
Unearned Income	(44,324)	(43,765)	5.1	(40,381)	9.8

Total	$20,904,677	$20,479,834	8.2%	$18,871,056	10.8%

(1)	Percentage changes are annualized.

Deposits
Total deposits at September 30, 2005 were $20.3 billion, a $1.7 billion increase from December 31, 2004. Total deposits excluding brokered time deposits increased by $1.48 billion, or 12.1% annualized from December 31, 2004.
Compared to a year ago, total deposits grew by 14.1%. Excluding brokered time deposits, total deposits grew by 12.2% over the prior year. This growth was led by increases in both large denomination certificates of deposit and money market accounts, with increases of 19.9% and 15.2%, respectively.
Total deposits, excluding brokered time deposits, increased $326.1 million, or 7.5% annualized, compared to June 30, 2005. The growth was driven by strong growth in money market accounts, certificates of deposit, and demand deposit accounts. These increases were partially offset by a $305.5 million decrease in NOW account balances, which was largely due to fluctuations in one large public fund deposit account.
On a sequential quarter basis, average deposits (excluding brokered certificates of deposit) grew at an annualized rate of 14.9%. The primary contributors to this growth were money market accounts and large denomination certificates of deposit, which grew at an annualized rate of 36.5% and 26.1%, respectively.
Capital Resources and Liquidity
Synovus has always placed great emphasis on maintaining a strong capital base and continues to exceed regulatory capital requirements. Additionally, based on internal calculations and previous regulatory exams, each of the subsidiary banks is currently in compliance with regulatory capital guidelines. Total risk-based capital was $3.632 billion at September 30, 2005, compared to $2.935 billion at December 31, 2004. The ratio of total risk-based capital to risk-weighted assets was 14.23% at September 30, 2005 compared to 12.44% at December 31, 2004. The increase at September 30, 2005 is primarily attributed to the impact of proceeds from our June 2005 issuance of subordinated debt as discussed below. The leverage ratio was 9.99% at September 30, 2005 compared to 9.78% at December 31, 2004. The equity-to-assets ratio was 10.62% at September 30, 2005 compared to 10.54% at year-end 2004.
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
The Parent Company requires cash for various operating needs including dividends to shareholders, acquisitions, capital infusions into subsidiaries, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the subsidiary banks. The Parent Company enjoys an excellent reputation and credit standing in the capital markets and has the ability to raise substantial amounts of funds in the form of either short-term or long-term borrowings. The Parent Company utilized this capability in June 2005 by issuing $450 million in twelve year maturity subordinated debt. This debt bears a coupon interest rate of 5.125% and is rated “A-” by Standard and Poors Corp. and “A3” by Moody’s Investor Service. Proceeds from this issue were used to pay off $30 million in short-term borrowings. The remainder of the proceeds will be used to pay off $200 million of senior debt maturing in December 2005 and for general corporate purposes. As a short-term liquidity source, the Parent Company has access to a $25 million line of credit with an unaffiliated banking organization. The amount of this line was reduced from $80 million upon completion of our subordinated debt issue. Synovus had no borrowings outstanding on this line of credit at September 30, 2005.
The consolidated statements of cash flows detail cash flows from operating, investing, and financing activities. For the nine months ended September 30, 2005, operating activities provided net cash of $388.6 million, investing activities used $1.821 billion, and financing activities provided $1.632 billion, resulting in an increase in cash and due from banks of $196.8 million.
Earning Assets, Sources of Funds, and Net Interest Income
Average total assets for the first nine months of 2005 were $26.0 billion, up 14.0% over the first nine months of 2004. Excluding the impact of acquisitions and divestitures in both years, average assets increased 13.2%. Average earning assets were up 13.9% in the first nine months of 2005 over the same period last year, and represented 88.4% of average total assets. When compared to the same period last year, average deposits increased $2.6 billion, average federal funds purchased and securities sold under repurchase agreements decreased $318.6 million, average long-term debt increased $371.4 million, and average shareholders’ equity increased $336.4 million. This growth provided the funding for $2.6 billion growth in average net loans and $216.3 million growth in average investments.
Net interest income for the nine months ended September 30, 2005 was $708.8 million, up $72.1 million, or 11.3%, over $636.6 million for the nine months ended September 30, 2004. For the three months ended September 30, 2005, net interest income was $244.8 million, up $21.4 million, or 9.6%, over $223.4 million for the same period a year ago.
During the third quarter of 2004, Synovus reassessed the standard loan origination costs and methodology used in conjunction with its accounting for loan origination fees and costs. As part of this assessment, Synovus changed its methodology and now recognizes these costs netted against origination fees over the life of the respective loans as an adjustment of yield (interest income). Synovus had previously recognized fee income over the life of its loans after recognizing a portion of fee income upon loan origination to offset origination costs. The new methodology was implemented on a prospective basis effective October 18, 2004. The change was not material to Synovus’ financial position, results of operations, or cash flows. The new methodology did, however, result in a decrease in general and administrative expenses of $36.2 million and $12.2 million for the nine and three months ended September 30, 2005 with a corresponding decrease (of approximately the same amount) in interest income and the net interest margin when compared to the respective periods in 2004.
The net interest margin after fees was 4.15% for the nine months ended September 30, 2005, down 10 basis points from the nine months ended September 30, 2004. This decrease was due to the aforementioned change in methodology for loan origination fees and costs. The net interest margin before fees for the nine months ended September 30, 2005 was 4.01%, up 11 basis points from 3.90% for the nine months ended September 30, 2004. The increase in the margin before fees was driven by an 95 basis point increase in loan yields before fees. A significant increase in variable rate loan yields, primarily due to a 179 basis point increase in the average prime rate, was the main contributor to the increased loan yields. Earning asset yields before fees increased by 86 basis points, which was partially offset by a 75 basis point increase in the effective cost of funds. The increase in the effective cost of funds was primarily due to an increase in the cost of variable rate deposits and wholesale funding, the most significant of which were a 123 basis point increase in money market rates and a 148 basis point increase in the rate on federal funds purchased and securities sold under repurchase agreements.
On a sequential quarter basis, net interest income increased by $7.8 million, while the net interest margin after fees increased by 3 basis points to 4.18%. The margin expansion was primarily due to increased yields on the variable rate portion of the loan portfolio, which accounts for approximately two-thirds of the total loan portfolio. The yield on earning assets increased by 30 basis points, which was due to a 33 basis point increase in loan yields including fees resulting from a 51 basis point increase in the average prime rate for the quarter. The effective cost of funds increased 27 basis points for the quarter. This increase was primarily driven by higher rates on money market accounts and an upward repricing of large denomination certificates of deposit.
The tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004
Interest income	$1,076,893	846,704	386,412	299,747
Taxable-equivalent adjustment	4,873	5,257	1,664	1,710

Interest income, Taxable-equivalent	1,081,766	851,961	388,076	301,457
Interest expense	368,141	210,061	141,587	76,313

Net interest income, Taxable-equivalent	$713,625	641,900	246,489	225,144

Non-Interest Income
Total non-interest income during the first nine months of 2005 increased $284.1 million, or 25.1%, over the same period a year ago. For the three months ended September 30, 2005, total non-interest income increased $121.1 million, or 31.5% over the same period in 2004. For the first nine months of 2005, excluding reimbursable items, the increase in non-interest income was 23.8%, over the first nine months of 2004. For the third quarter of 2005, excluding reimbursable items, the increase was 29.8% over the same period in 2004.
Financial Services:
Total non-interest income for the Financial Services segment for the nine months ended September 30, 2005 was $242.4 million, down 1.7% from the first nine months of 2004. For the third quarter of 2005, total non-interest income was $87.2 million, up 13.7% as compared to the same period a year ago. The results for the first nine months of 2004 include a $15.8 million pre-tax gain from the sale of a banking location completed in the first quarter of 2004. Excluding the gain on sale of the banking location, as well as the impact of acquisitions and divestitures, non-interest income for the first nine months of 2005 increased by 5.1% as compared to the first nine months of 2004.
Service charges on deposit accounts, the single largest component of Financial Services fee income, were $28.7 million for the three months ended September 30, 2005, and $84.1 million for the first nine months of 2005, down 8.3% and 7.8%, respectively, from the same periods a year ago. Service charges on deposit accounts consist of non-sufficient funds (NSF) fees (which represent 62% of the total), account analysis fees, and all other service charges. The decline in account analysis fees was the primary driver for the decrease in service charges on deposits.
For the quarter, NSF fees were $18.5 million, down 3.8% from a year ago. For the nine months ended September 30, 2005, NSF fees were $352.7 million, down 2.1% from the same period last year. The recent trend in NSF fees has been improving as we experienced an increase in NSF fees of $923,850, or 5.2%, during the third quarter compared to the second quarter of 2005. This follows a second quarter increase of 6.4% over the first quarter of 2005. Account analysis fees were $3.7 million for the quarter, down 23.1% and $11.7 million for the nine months ended September 30, 2005, down 26.7% from last year. The decrease is mainly due to higher earnings credits on commercial demand deposit accounts (DDA). All other service charges on deposit accounts, which consist primarily of monthly fees on consumer DDA and saving accounts, were $6.5 million for the quarter, and $19.7 million for the first nine months of 2005, down 10.3% and 7.8%, respectively, from the same periods in 2004. The decrease is largely due to continued growth in the number of checking accounts with no monthly service charge.
Credit card fees increased 25.9% to $26.9 million for the nine months ended September 30, 2005 as compared to the first nine months of 2004. For the third quarter of 2005, credit card fees increased 19.3% to $9.6 million over the third quarter of 2004. Financial management services revenues increased 8.3% to $55.1 million and 13.9% to $16.5 million for the nine and three months ended September 30, 2005, respectively. Growth in financial management services revenues was led by increases in fiduciary and asset management fees as well as brokerage and investment banking revenue. These increases were partially offset by a decline in insurance revenues. Mortgage banking income was up 10.6% to $21.6 million for the first nine months of 2005 and was up 20.6% to $6.9 million for the third quarter as compared to the same periods in 2004. Secondary marketing gains were the primary driver for the increase in mortgage banking income, but were offset in part by a decline in origination fees which resulted from lower mortgage production. On a sequential quarter basis, credit card fees grew by 2.9% and mortgage banking income grew by 11.4%, while financial management services revenues grew 3.2%.
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
Accounts on File
TSYS provides services to its clients including processing consumer, retail, commercial, government services, stored-value and debit cards. Average accounts on file for the nine months ended September 30, 2005 were 389.4 million, an increase of 34.6% over the average of 289.3 million for the same period in 2004. Total accounts on file at September 30, 2005 were 430.1 million, a 36.4% increase compared to the 315.3 million accounts on file at September 30, 2004. The change in accounts on file from September 2004 to September 2005 included the deconversion and purging of 9.0 million accounts, the addition of approximately 44.5 million accounts attributable to the internal growth of existing clients, and approximately 79.3 million accounts from new clients.
Major Customer
A significant amount of TSYS’ revenues is derived from long-term contracts with large clients, including its major customer, Bank of America. TSYS derives revenues from providing various processing and other services to this customer, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. With the consolidation of Vital beginning March 1, 2005, TSYS’ 2005 revenues also include revenues derived from providing merchant processing services to Bank of America. Refer to Note 7 in the notes to the unaudited consolidated financial statements for more information on Vital.
At the end of the second quarter, Bank of America announced its planned acquisition of MBNA. Bank of America is currently evaluating the various consumer credit card processing alternatives available to it and MBNA. TSYS and Bank of America are in discussions to determine TSYS’ future role in providing consumer credit card processing to Bank of America. TSYS cannot predict the outcome of its discussions with Bank of America or of the evaluation process Bank of America is conducting. TSYS’ processing agreement with Bank of America provides that Bank of America may terminate the agreement for consumer credit card services upon the payment to TSYS of a termination fee. The loss of Bank of America, or any significant client, could have a material adverse effect on TSYS’ and Synovus’ financial position, results of operations and cash flows.

For the three months ended September 30, 2005, Bank of America accounted for approximately 21.7%, or $91.5 million, of TSYS’ total revenues. This amount consists of processing revenues for consumer, commercial and merchant services as well as reimbursable items. Of this $91.5 million, approximately $32.0 million, or 34.9%, was derived from Bank of America for reimbursable items. For the three months ended September 30, 2005, Bank of America accounted for approximately $59.5 million, or 17.4% of TSYS’, and 8.9% of Synovus’ revenues before reimbursable items, respectively. For the three months ended September 30, 2004, Bank of America accounted for 18.1%, or $55.3 million, of TSYS’ total revenues.
For the nine months ended September 30, 2005, Bank of America accounted for approximately 22.1%, or $261.5 million, of TSYS’ total revenues. Of this $261.5 million, approximately $91.8 million, or 35.1%, was derived from Bank of America for reimbursable items. For the nine months ended September 30, 2005, Bank of America accounted for approximately $169.8 million, or 17.8% of TSYS’, and 8.9% of Synovus’ revenues before reimbursable items, respectively. For the nine months ended September 30, 2004, Bank of America accounted for 18.5%, or $162.5 million, of TSYS’ total revenues.
The majority of the increase in revenues derived from Bank of America for 2005, as compared to 2004, is the result of including Vital’s revenues for merchant services from Bank of America.
On January 25, 2005, TSYS announced that it had extended its agreement with Bank of America to process its consumer and commercial credit card accounts for an additional five years through 2014. Additionally, during the third quarter of 2005, Vital announced the renewal of its agreement to provide merchant processing services to Bank of America.
Electronic Payment Processing Services
Revenues from electronic payment processing services increased $25.3 million, or 12.8%, for the three months ended September 30, 2005, and increased $85.9 million, or 15.4%, for the nine months ended September 30, 2005 compared to the same periods in 2004. Electronic payment processing revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, government services and commercial card accounts. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow.
On March 3, 2003, TSYS announced that Bank One had selected TSYS to upgrade its credit card processing. Under the long-term software licensing and services agreement, TSYS is to provide electronic payment processing services to Bank One’s credit card accounts for at least two years starting in 2004 (excluding statement and card production services). Following the provision of processing services, TSYS will license a modified version of its TS2 consumer and commercial software to Bank One through a perpetual license with a six-year payment term. This agreement has been superseded by the agreement with J.P. Morgan Chase and Co. (Chase) described below. TSYS used the percentage-of-completion accounting method for its agreement with Bank One and recognized revenues in proportion to costs incurred. TSYS’ revenues from Bank One were less than 10% of TSYS’ total revenues for the three and nine months ended September 30, 2005.
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
In July 2003, Sears and Citigroup announced an agreement for the sale by Sears to Citigroup of the Sears credit card and financial services businesses. For the three and nine months ended September 30, 2005, TSYS’ revenues from the TSYS/Sears agreement represented less than 10% of TSYS’ consolidated revenues. The TSYS/Sears agreement granted to Sears the one-time right to market test TSYS’ pricing and functionality after May 1, 2004, which right was exercised by Citigroup. In June 2005, TSYS announced that Citigroup will move the Sears consumer MasterCard and private-label accounts from TSYS in a deconversion that is expected to occur in the second quarter of 2006. TSYS expects to continue supporting commercial card accounts for Citibank, as well as Citibank’s California Commerce consumer accounts, according to the terms of the existing agreements for those portfolios. TSYS’ management believes that the loss of revenues from the Sears portfolio for the months of 2006 subsequent to the expected deconversion, combined with decreased expenses from the reduction in hardware and software and the redeployment of personnel, should not have a material adverse effect on TSYS’ financial position, results of operations, or cash flows for the year ending December 31, 2006.
On August 2, 2004, TSYS completed the acquisition of Clarity Payment Solutions, Inc. (Clarity) for $53.0 million in cash and had direct acquisition costs in the amount of $515,000. Clarity was renamed TSYS Prepaid, Inc. (TSYS Prepaid). For the three and nine months ended September 30, 2005, electronic payment processing services revenues include $6.4 million and $12.9 million, respectively, of TSYS Prepaid’s revenues.
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
Revenues from merchant services consist of revenues generated by TSYS’ wholly owned subsidiary, Vital, and its majority owned subsidiary, GP Net. Merchant services revenue for the three and nine months ended September 30, 2005 was $74.2 million and $170.0 million, compared to $6.5 million and $19.8 million for the same periods last year. The increase is attributable to the consolidation of Vital’s results effective March 1, 2005. Prior to the acquisition of Vital, TSYS’ revenues included fees TSYS charged to Vital for back-end processing support.
Other Services
Revenues from TSYS’ other services consist primarily of revenues generated by TSYS’ wholly owned subsidiaries not included in electronic payment processing services or merchant services, as well as TSYS’ business process management services. Revenues from other services increased $0.5 million, or 1.1%, for the three months and $11.7 million, or 9.3%, for the nine months ended September 30, 2005, compared to the same periods in 2004. Other services revenues increased primarily due to increased loyalty services and from new customers added since last year for business process management.
Equity in Income from Joint Ventures
TSYS’ share of income from its equity in joint ventures was $991,000 and $6.9 million for the three months ended September 30, 2005 and 2004, respectively. TSYS’ share of income from its equity in joint ventures was $5.3 million and $19.2 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease for the quarter and the first nine months is primarily attributable to the purchase of the remaining 50% of Vital on March 1, 2005 and the consolidation of Vital’s operating results into TSYS’ statement of income effective March 1, 2005. These amounts are reflected as a component of other operating income in the consolidated statements of income.

Non-Interest Expense
For the nine months ended September 30, 2005, total non-interest expense increased $240.0 million, or 20.2%, over the same period in 2004. Total non-interest expense for the third quarter of 2005 increased $99.7 million, or 24.6%, over the third quarter of 2004. Excluding reimbursable items, the increase was 18.1% and 21.9% for the nine months and three months ended September 30, 2005, respectively, over the same periods in the prior year. Management analyzes non-interest expense in two separate components: Financial Services and Transaction Processing Services.
The following table summarizes non-interest expense for the nine months ended September 30, 2005 and 2004.

	Nine months ended		Nine months ended
	September 30, 2005(*)		September 30, 2004(*)
		Transaction		Transaction
	Financial	Processing	Financial	Processing
(In thousands)	Services	Services	Services	Services
Salaries and other personnel expense	$274,552	338,078	281,913	274,883
Net occupancy and equipment expense	65,972	208,280	60,851	183,799
Other operating expenses	136,216	193,830	124,329	105,345
Reimbursable items	—	228,653	—	173,140

Total non-interest expense	$476,740	968,841	467,093	737,167

The following table summarizes non-interest expense for the three months ended September 30, 2005 and 2004.

	Three months ended		Three months ended
	September 30, 2005(*)		September 30, 2004(*)
		Transaction		Transaction
	Financial	Processing	Financial	Processing
(In thousands)	Services	Services	Services	Services
Salaries and other personnel expense	$93,085	120,859	93,631	101,220
Net occupancy and equipment expense	22,713	76,063	21,156	58,920
Other operating expenses	45,356	72,892	42,764	36,294
Reimbursable items	—	79,870	—	56,560

Total non-interest expense	$161,154	349,684	157,551	252,994

(*)	The added totals are greater than the consolidated totals due to inter-segment balances which are eliminated in consolidation.
Financial Services:
Financial Services’ non-interest expense increased by 2.1% for the first nine months of 2005, and by 2.3% for the third quarter of 2005 compared to the same periods in the previous year. This moderate increase reflects the impact of the change in methodology for loan origination costs, which was implemented on a prospective basis on October 18, 2004 as described above in the section titled “Earning Assets, Sources of Funds, and Net Interest Income”. The increase for the first nine months of 2005, excluding the impact of the change in loan origination costs methodology and the impact of acquisitions and divestitures, was 9.0%. Key drivers of the increase in non-interest expense include increased employment expenses associated with annual compensation adjustments, higher levels of incentive compensation, and higher employee insurance costs. Additionally, investment in additional branch locations, incremental expenses associated with our retail strategy, amortization of our S-Link platform as well as increased professional fees contributed to the increase.
Total headcount for the Financial Services segment at September 30, 2005 was 6,527 compared to 6,450 at December 31, 2004 and 6,432 at September 30, 2004.
Transaction Processing Services:
Total non-interest expense increased 38.2% for the three months and 31.4% for the nine months ended September 30, 2005, compared to the same periods in 2004. Excluding reimbursable items, total non-interest expense increased 37.4% for the three months, and 31.2% for the nine months ended September 30, 2005, compared to the same periods in 2004. The increases are due to changes in each of the expense categories as described below.
Salaries and other personnel expenses increased $19.6 million, or 19.4%, for the three months ended September 30, 2005 compared to the same period in 2004. For the nine months ended September 30, 2005, salaries and other personnel expenses increased $63.2 million, or 23.0%, compared to the same period in 2004. Of the $19.6 million and $63.2 million increases for the third quarter and first nine months of 2005, respectively, $16.9 million and $42.5 million are the result of employee related expenses of Vital and TSYS Prepaid. In addition, the change in employment expenses is associated with normal salary increases and related benefits, offset in part by higher levels of employment costs capitalized as software development and contract acquisition costs. The growth in employment expenses included an increase in the accrual for performance-based incentive benefits.
At September 30, 2005, TSYS had 6,522 employees compared to 5,631 at September 30, 2004. During the first nine months of 2005, TSYS added 789 employees associated with the acquisition of Vital. At September 30, 2005, TSYS had 94 employees associated with the TSYS Prepaid acquisition.
Net occupancy and equipment expense increased $17.1 million, or 29.1%, and $24.5 million, or 13.3%, for the three and nine months, respectively, ended September 30, 2005 over the same periods in 2004. The comparison of 2005 periods to 2004 is impacted by the acquisitions of TSYS Prepaid and Vital in August 2004 and March 2005, respectively, by expenses associated with the new data centre in Europe, which became operational in August 2004, and by impairment losses on developed software. Occupancy and equipment related expenses for the three and nine months ended September 30, 2005 included $8.0 million and $16.7 million, respectively, for Vital and TSYS Prepaid combined. TSYS recognized impairment losses on developed software of $482,000 in the third quarter of 2005, $3.1 million in the first quarter of 2005 and $10.1 million in the second quarter of 2004. Excluding the impact of acquisitions and impairment losses, net occupancy and equipment expenses increased by 14.7% and 8.2% for the three and nine months ended September 30, 2005 as compared to the same periods in 2004.
Other operating expenses for the three months ended September 30, 2005 increased $36.6 million, or 100.8% as compared to the same period in 2004. Of the $36.6 million increases, $32.4 million is the result of other operating related expenses of Vital and TSYS Prepaid combined. Other operating expenses for the first nine months of 2005 increased by $88.5 million, or 84.0%, over the first nine months of 2004. Of the $88.5 million, $77.4 million is the result of other operating expenses of Vital and TSYS Prepaid combined.
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
Income Tax Expense
For the nine months ended September 30, 2005, income tax expense was $226.5 million compared to $185.7 million for the same period in 2004. For the third quarter of 2005, income tax expense was $81.9 million compared to $64.3 million for the same period in 2004. The effective tax rate for the three and nine months ended September 30, 2005 was 37.9% and 37.4%, compared to 37.1% and 36.8% for the same periods in 2004.
Legal Proceedings
TSYS received notification from the United States Attorneys’ Office for the Northern District of California that the United States Department of Justice was investigating whether TSYS and/or one of its large credit card processing clients violated the False Claims Act, 31 U.S.C. §§3729-33, in connection with mailings made on behalf of the client from July 1997 through November 2001. The subject matter of the investigation related to the U.S. Postal Service’s Move Update Requirements. In general, the Postal Service’s Move Update Requirements are designed to reduce the volume of mail that is returned to sender as undeliverable as addressed. TSYS produced documents and information in response to a subpoena that it received from the Office of the Inspector General of the United States Postal Service and otherwise cooperated with the Department of Justice during the investigation. The involved parties agreed to a settlement of the matter without any party admitting liability. The matter was settled during the third quarter of 2005 for amounts that were not material to TSYS’ financial condition, results of operations, or cash flows.
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

On November 13, 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This guidance was to be applied in other-than-temporary impairment evaluations performed in reporting periods beginning after June 15, 2004. Disclosures were effective in annual financial statements for fiscal years ended after December 15, 2003, for investments accounted for under Financial Accounting Standards Board (FASB) Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” The disclosure requirements for all other investments were effective in annual financial statements for fiscal years ended after June 15, 2004. In September 2004, the FASB issued FASB Staff Position (FSP) EITF Issue 03-1-1 which sets aside the measurement and recognition guidance set forth in paragraphs 10-20 of EITF Issue No. 03-1. The FASB has indicated that new measurement and recognition guidance will not be issued, however, a new FSP, which will clarify existing guidance is expected. Synovus expects that adoption of the effective provisions of EITF Issue No. 03-1 will not have a material impact on its financial statements.
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
Forward-Looking Statements
Certain statements contained in this filing which are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act (the “Act”). These forward-looking statements include, among others, management’s expectation that loans will grow at a low double-digit rate for the full year; management’s expectation that the net charge-off ratio for the year will be approximately 0.30%; management’s belief with respect to the existence of sufficient collateral for past due loans, the impact of the resolution of certain loan delinquencies on non-performing assets and the inclusion of all material loans in which doubt exists as to collectibility in non-performing assets; any decision that might arise out of the evaluation process Bank of America is conducting; TSYS’ expectation that it will maintain the card processing functions of Chase Card Services for at least two years; the expected deconversion by TSYS of the Sears consumer MasterCard and private-label accounts in the second quarter of 2006; TSYS’ expectation that it will continue supporting commercial card accounts for Citibank, as well as Citibank’s California Commerce consumer accounts; TSYS’ belief with respect to the financial impact of the loss of the Sears accounts for 2006; Synovus’ expected growth in earnings per share for 2005; the expected financial impact of expensing stock options and the assumptions underlying such statements, including, with respect to Synovus’ expected increase in earnings per share for 2005, short-term interest rates will increase modestly; the credit environment will remain favorable with a net charge-off ratio of approximately 0.30%; and TSYS’ net income growth will be in the 25% — 28% range. In addition, certain statements in future filings by Synovus with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, efficiency ratios and other financial terms; (ii) statements of plans and objectives of Synovus or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.
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

ITEM 3 — QUANTITATIVE AND
QUALITATIVE DISCLOSURES ABOUT
MARKET RISK
During the first nine months of 2005, Synovus has maintained a moderately asset sensitive interest rate risk position. This position has been maintained in anticipation of a continued rising interest rate environment. This asset sensitivity has decreased modestly from December 31, 2004. The decrease is due to several factors including a moderate increase in the rate sensitivity of our funding base. Deposit growth has been led by more rate sensitive money market accounts, which has increased the rate sensitivity of the core deposit base. Asset sensitivity has also been modestly impacted by the addition of fixed rate assets, primarily investment securities.
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
Synovus models its baseline net interest income forecast assuming an unchanged or flat interest rate environment. Synovus has modeled the impact of a gradual increase and decrease in short-term rates of 100 basis points to determine the sensitivity of net interest income for the next twelve months. In the gradual 100 basis point decrease scenario, net interest income is expected to decrease by approximately 1.8%, as compared to an unchanged interest rate environment. In the gradual 100 basis point increase scenario, net interest income is expected to increase by approximately 1.6%, as compared to an unchanged interest rate environment. While these estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions and their impact on loan and deposit pricing would be expected to have a significant impact on the realized level of net interest income. Actual realized balance sheet growth and mix would also impact the realized level of net interest income.

ITEM 4 — CONTROLS AND PROCEDURES
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

PART II – OTHER INFORMATION
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On April 14, 2003, the Synovus board of directors approved a $200 million share repurchase plan. During the term of the plan, which expired on April 14, 2005, 5.5 million shares were purchased at a total cost of $112.7 million. There were no share repurchases under this plan in 2005.
The following table sets forth information regarding Synovus’ purchases of its common stock on a monthly basis during the three months ended September 30, 2005:

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	That May Yet Be
			as Part of	Purchased Under
	Total Number of	Average Price Paid	Announced Plans	the Plans or
Period	Shares Purchased	per Share	or Programs	Programs
July 2005	—	$—	—	—	(1)
August 2005	—	—	—	—	(1)
September 2005	—	—	—	—	(1)

Total	—	$—	—	—	(1)

(1)	Amount is now zero as the aforementioned share repurchase plan expired on April 14, 2005.

ITEM 6 — EXHIBITS

(a) Exhibits	Description

(31.1)	Certification of Chief Executive Officer

(31.2)	Certification of Chief Financial Officer

(32)	Certification of Periodic Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

Date: November 4, 2005	BY:	/s/ Thomas J. Prescott

Thomas J. Prescott
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report