Form 10-K
period 2005-12-31
SYNOVUS FINANCIAL CORP
filed 2006-03-07
CIK 18349

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005
Commission file number 1-10312
SYNOVUS FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Georgia	58-1134883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Bay Avenue
Suite 500, Columbus, Georgia	31901
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code)	(706) 649-5220
     Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1.00 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     YES ☑                     NO ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
     YES ☐                     NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
     YES ☑                     NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated Filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     YES ☐                     NO ☑
     As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6,972,297,000 based on the closing sale price as reported on the New York Stock Exchange.
     As of February 21, 2006, there were 313,254,024 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the 2006 Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2006 (“Proxy Statement”)	Part III

Financial Appendix for the year ended December 31, 2005 to the Proxy Statement (“Financial Appendix”)	Parts I, II, III and IV

Part I
Safe Harbor Statement
     We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans, objectives and results, among other things, and also include (without limitation) statements made in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II, Item 7 of this Annual Report. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report.
     Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made, whether as a result of new information, future events or otherwise except as required by applicable law. You should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments thereto.
Item 1. Business
Business and Business Segments
     We are a diverse financial services company with more than $27 billion in assets and are a registered bank holding company. We provide integrated financial services including banking, financial management, insurance, mortgage and leasing services through bank subsidiaries and our other offices in Georgia, Alabama, South Carolina, Florida and Tennessee and electronic payment processing and related services through our 81% owned subsidiary, Total System Services, Inc. We are based in Columbus, Georgia and our stock is traded on the New York Stock Exchange under the symbol “SNV.”
     We are engaged in two reportable business segments: Financial Services (which primarily involve commercial banking activities, as well as retail banking, financial management, mortgage, leasing and insurance services), and Transaction Processing Services (which consist primarily of electronic payment processing services, including consumer, commercial, retail, government services, debit and stored value card processing and related services.) See Note 18 of Notes to Consolidated Financial Statements on pages F-34 through F-36 of the Financial Appendix which is incorporated in this document by reference.
Financial Services
     As of December 31, 2005, we had 39 wholly owned bank subsidiaries located in five southeastern states. Our bank subsidiaries offer commercial banking services, including commercial, financial, agricultural and real estate loans, and retail banking services, including accepting customary types of demand and savings deposits; making individual, consumer, installment and mortgage loans; safe deposit services; leasing services; automated banking services; automated fund transfers; and bank credit card services, including MasterCard and Visa services.
     Our primary wholly owned non-bank subsidiaries are: (1) Synovus Securities, Inc., Columbus, Georgia, which specializes in professional portfolio management for fixed-income securities, the execution of securities transactions as a broker/dealer and the provision of individual investment advice on equity and other securities; (2) Synovus Trust Company, N.A., Columbus, Georgia, which provides trust services; (3) Synovus Mortgage Corp., Birmingham, Alabama, which offers mortgage services; (4) Synovus Insurance Services, Columbus, Georgia, which offers insurance agency services; (5) Creative Financial Group, LTD., Atlanta, Georgia, which provides financial planning services; (6) GLOBALT, Inc., Atlanta, Georgia, which provides asset management services; and (7) Synovus Investment Advisors, Inc., Columbus, Georgia, which provides investment advisory services.
Transaction Processing Services
     Business. TSYS provides electronic payment processing and related services to financial and nonfinancial institutions. Services include processing consumer, retail, commercial, government services, stored value and debit cards. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol “TSS,” TSYS provides services to financial and nonfinancial institutions throughout the United States, Canada, Mexico, Honduras, Puerto Rico and Europe. TSYS currently offers merchant services to financial institutions and other organizations in the United States through its wholly owned subsidiary, Vital Processing Services, L.L.C., and in Japan through its majority owned subsidiary, GP Network Corporation. TSYS also offers optional value added products and services to support its core processing services. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention and behavior analysis tools; and revenue enhancement tools and customer retention programs, such as loyalty programs and bonus rewards.
     Seasonality. Due to the somewhat seasonal nature of the credit card industry, TSYS’ revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season.

     Backlog of Accounts. As of January 31, 2006, TSYS had a pipeline of approximately 75 million accounts associated with new clients. TSYS expects to convert its entire backlog of new accounts in 2006.
     See “Non-Interest Income” under the “Financial Review” Section on pages F-52 through F-57, “Non-Interest Expense” under the “Financial Review” Section on pages F-57 through F-60, and Note 18 of Notes to Consolidated Financial Statements on pages F-34 through F-36 of the Financial Appendix which are incorporated in this document by reference.
Intellectual Property
     Financial Services. We own the federally registered service marks of Synovus Financial Corp., Synovus, the stylized S logo, Synovus Mortgage Corp., Synovus Securities, Inc. and Synovus Trust Company. We also own additional registered service marks and other service marks. In the opinion of our management, the loss of the right to use such marks would not materially affect our business.
     Transaction Processing Services. TSYS’ intellectual property portfolio is a component of its ability to be a leading electronic payment services provider. TSYS diligently protects and works to build its intellectual property rights through patent, servicemark and trade secret laws. TSYS also uses various licensed intellectual property to conduct its business. In addition to using intellectual property in its own operations, TSYS grants licenses to certain of its clients to use its intellectual property.
Major Customers
     A significant amount of TSYS’ revenues are derived from long-term contracts with large clients, including its major customer, Bank of America Corporation. In December 2005, TSYS received official notification from Bank of America of its intent, pending its acquisition of MBNA Corporation, to shift the processing of its consumer card portfolio in house in October 2006. For the year ended December 31, 2005, Bank of America accounted for approximately 22.3% of TSYS’ total revenues and 12.4% of Synovus’ total revenues. In addition, for the year ended December 31, 2005, all relationships with Bank of America and MBNA on a combined basis accounted for approximately 23.9% of TSYS’ total revenues and 13.2% of Synovus’ total revenues. As a result, the loss of Bank of America, or other large clients, could have a material adverse effect on TSYS’ and Synovus’ financial position, results of operations and cash flows. See “Major Customers” under the “Financial Review” Section on pages 53 and 54 of the Financial Appendix which is incorporated in this document by reference.
Acquisitions
     We have pursued a strategy of acquiring banks and financial services companies which are used to augment our internal growth. TSYS also acquires companies to enhance its functionality and product offerings. See Note 2 of Notes to Consolidated Financial Statements on pages F-15 and F-16 and “Acquisitions” under the “Financial Review” Section on page F-49 of the Financial Appendix which are incorporated in this document by reference.

Supervision, Regulation and Other Factors
     Bank holding companies, financial holding companies and banks are regulated extensively under federal and state law. In addition, our non-bank subsidiaries are also subject to regulation under federal and state law. The following discussion sets forth some of the elements of the regulatory framework applicable to us. The regulatory framework is intended primarily for the protection of depositors and the Bank Insurance Fund and not for the protection of security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.
     General. We are a registered bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 and by the Georgia Department of Banking and Finance under the bank holding company laws of the State of Georgia. We became a financial holding company under the Gramm-Leach-Bliley Act of 1999 in April 2000. Financial holding companies may engage in a variety of activities, some of which are not permitted for other bank holding companies that are not financial holding companies. Our affiliate national bank associations are subject to regulation and examination primarily by the Office of the Comptroller of the Currency, which we refer to as the OCC, and, secondarily, by the Federal Deposit Insurance Corporation and the Federal Reserve Board. Our state-chartered banks are subject to primary federal regulation and examination by the FDIC and, in addition, are regulated and examined by their respective state banking departments. Numerous other federal and state laws, as well as regulations promulgated by the Federal Reserve Board, the state banking regulators, the OCC and the FDIC govern almost all aspects of the operations of our bank subsidiaries. Various federal and state bodies regulate and supervise our non-bank subsidiaries including our brokerage, investment advisory, insurance agency and processing operations. These include, but are not limited to, the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., federal and state banking regulators and various state regulators of insurance and brokerage activities.
     Dividends. Under the laws of the State of Georgia, we, as a business corporation, may declare and pay dividends in cash or property unless the payment or declaration would be contrary to restrictions contained in our Articles of Incorporation, and unless, after payment of the dividend, we would not be able to pay our debts when they become due in the usual course of our business or our total assets would be less than the sum of our total liabilities. We are also subject to regulatory capital restrictions that limit the amount of cash dividends that we may pay. Additionally, we are subject to contractual restrictions that limit the amount of cash dividends we may pay.
     The primary sources of funds for our payment of dividends to our shareholders are dividends and fees to us from our bank and non-bank affiliates. Various federal and state statutory provisions and regulations limit the amount of dividends that our subsidiary banks may pay. Under the regulations of the Georgia Department of Banking and Finance, a Georgia bank must have approval of the Georgia Department of Banking and Finance to pay cash dividends if, at the time of such payment:

•	the ratio of Tier 1 capital to adjusted total assets is less than 6%;

•	the aggregate amount of dividends to be declared or anticipated to be declared during the current calendar year exceeds 50% of its net after-tax profits for the previous calendar year; or

•	its total classified assets in its most recent regulatory examination exceeded 80% of its Tier 1 capital plus its allowance for loan losses, as reflected in the examination.
     In general, the approval of the Alabama Banking Department, Florida Department of Financial Services and Tennessee Department of Financial Institutions is required if the total of all dividends declared by an Alabama, Florida or Tennessee bank, as the case may be, in any year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. In addition, the approval of the OCC is required for a national bank to pay dividends in excess of the bank’s retained net income for the current year plus retained net income for the preceding two years. Approval of the Federal Reserve Board is required for payment of any dividend by a state chartered bank that is a member of the Federal Reserve System and sometimes referred to as a state member bank, if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits, as defined by regulatory agencies, for that year combined with its retained net profits for the preceding two years. In addition, a state member bank may not pay a dividend in an amount greater than its net profits then on hand.
     Federal and state banking regulations applicable to us and our bank subsidiaries require minimum levels of capital which limit the amounts available for payment of dividends. See “Parent Company” under the “Financial Review” Section on page F-78 and Note 13 of Notes to Consolidated Financial Statements on pages F-27 through F-29 of the Financial Appendix which are incorporated in this document by reference.
     Monetary Policy and Economic Controls. The earnings of our bank subsidiaries, and therefore our earnings, are affected by the policies of regulatory authorities, including the Federal Reserve Board. An important function of the Federal Reserve Board is to promote orderly economic growth by influencing interest rates and the supply of money and credit. Among the methods that have been used to achieve this objective are open market operations in United States government securities, changes in the discount rate for member bank borrowings and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits.
     The effects of the various Federal Reserve Board policies on our future business and earnings cannot be predicted. We cannot predict the nature or extent of any effects that possible future governmental controls or legislation might have on our business and earnings.
     Capital Requirements. We are required to comply with the capital adequacy standards established by the Federal Reserve Board and our bank subsidiaries must comply with similar capital adequacy standards established by the OCC, FDIC and the Federal Reserve Board, as applicable. As a financial holding company, we and each of our bank subsidiaries are required to maintain capital levels required for a well capitalized institution, as defined in “Prompt Corrective Action” below. There are two basic measures of capital adequacy for bank holding companies and their bank subsidiaries that have been promulgated by the Federal Reserve Board, the FDIC and the OCC: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company or a bank to be considered in compliance. See “Capital Resources” and “Dividends” under the “Financial Review” Section on pages F-76 and F-77 and Note 13 of Notes to Consolidated Financial Statements on pages F-27 through F-29 of the Financial Appendix which are incorporated in this document by reference.
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
     Commitments to Subsidiary Banks. Under the Federal Reserve Board’s policy, we are expected to act as a source of financial strength to our subsidiary banks and to commit resources to support our subsidiary banks in circumstances when we might not do so absent such policy. In addition, any capital loans by us to any of our subsidiary banks would also be subordinate in right of payment to depositors and to certain other indebtedness of such bank.
     In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment. In addition, the Federal Deposit Insurance Act provides that any financial institution whose deposits are insured by the FDIC generally will be liable for any loss incurred by the FDIC in connection with the default of, or any assistance provided by the FDIC to, a commonly controlled financial institution. All of our bank subsidiaries are FDIC-insured depository institutions.
     Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system the federal banking regulators are required to rate supervised institutions on the basis of five capital categories as described below. The federal banking regulators are also required to take mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the Federal Deposit Insurance Corporation Improvement Act requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

     Under the Federal Deposit Insurance Corporation Improvement Act, the Federal Reserve Board, the FDIC, the OCC and the Office of Thrift Supervision have adopted regulations setting forth a five-tier scheme for measuring the capital adequacy of the financial institutions they supervise. Under the regulations, an institution would be placed in one of the following capital categories:
•	Well Capitalized — an institution that has a Total risk-based capital ratio of at least 10%, a Tier 1 capital ratio of at least 6% and a Tier 1 leverage ratio of at least 5%;

•	Adequately Capitalized — an institution that has a Total risk-based capital ratio of at least 8%, a Tier 1 capital ratio of at least 4% and a Tier 1 leverage ratio of at least 4%;

•	Undercapitalized — an institution that has a Total risk-based capital ratio of under 8%, a Tier 1 capital ratio of under 4% or a Tier 1 leverage ratio of under 4%;

•	Significantly Undercapitalized — an institution that has a Total risk-based capital ratio of under 6%, a Tier 1 capital ratio of under 3% or a Tier 1 leverage ratio of under 3%; and

•	Critically Undercapitalized — an institution whose tangible equity is not greater than 2% of total tangible assets.
     The regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines (1) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (2) that the institution has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. Supervisory actions by the appropriate federal banking regulator depend upon an institution’s classification within the five categories. Our management believes that we and our bank subsidiaries have the requisite capital levels to qualify as well capitalized institutions under the Federal Deposit Insurance Corporation Improvement Act regulations. See Note 13 of Notes to Consolidated Financial Statements on pages F-27 through F-29 of the Financial Appendix which is incorporated in this document by reference.
     The Federal Deposit Insurance Corporation Improvement Act generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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
     Privacy. Under the Gramm-Leach-Bliley Act of 1999, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of this act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.
     TSYS. TSYS is subject to being examined, and is indirectly regulated, by federal and state financial institution regulatory agencies which regulate the financial institutions for which TSYS provides electronic payment processing services. Matters reviewed and examined by these federal and state financial institution regulatory agencies have included TSYS’ internal controls in connection with its present performance of electronic payment processing services, and the agreements pursuant to which TSYS provides such services. In addition, TSYS is registered with Visa and MasterCard as a service provider for member institutions and is subject to applicable card association rules.
     As the Federal Reserve Bank of Atlanta has approved our indirect ownership of TSYS through Columbus Bank and Trust Company, TSYS is subject to direct regulation by the Federal Reserve Board. TSYS was formed with the prior written approval of, and is subject to regulation and examination by, the Georgia Banking Department as a subsidiary of Columbus Bank and Trust Company. In addition, as TSYS and its subsidiaries operate as subsidiaries of Columbus Bank and Trust Company, they are subject to regulation by the FDIC.

Competition
     Financial Services. The financial services business is highly competitive. Our banks and wholly owned non-bank subsidiaries compete actively with national and state banks, savings and loan associations and credit unions and other nonbank financial institutions, including securities brokers and dealers, investment advisory firms, personal loan companies, insurance companies, trust companies, finance companies, leasing companies, mortgage companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other financial services. These competitors have been successful in developing products that are in direct competition with or are alternatives to the banking services offered by traditional banking institutions. Our ability to maintain our history of strong financial performance will depend in part on our ability to expand the scope of and effectively deliver products and services, allowing us to meet the changing needs of our customers.
     As of December 31, 2005, we were the second largest bank holding company headquartered in Georgia, based on assets. Customers for financial services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. Although our market share varies in different markets, we believe that our affiliates effectively compete with other banks and thrifts in their relevant market areas.
     Transaction Processing Services. TSYS encounters vigorous competition in providing electronic payment processing services from several different sources. Most of the national market in third party card processors is presently being provided by approximately three vendors. TSYS believes that as of December 31, 2005 it is the second largest third party card processor in the United States. In addition, TSYS competes with in-house processors and software vendors which provide their products to institutions which process in-house. TSYS is presently encountering, and in the future anticipates continuing to encounter, substantial competition from card associations, data processing and bankcard computer service firms and other such third party vendors located throughout the United States and from certain international processors with respect to international-based support services. Based upon available market share data that includes cards processed in-house, TSYS believes it holds a 39.1% share of the domestic consumer card processing market, an 84.6% share of the Visa and MasterCard domestic commercial card processing market, a 14.4% share of the domestic retail card processing market and a 4.8% share of the domestic signature debit processing market.
     TSYS’ major competitor in the card processing industry is First Data Resources, Inc., a wholly owned subsidiary of First Data Corporation, which provides card processing services. The principal methods of competition between TSYS and First Data Resources are price, system performance and reliability, breadth of features and functionality, disaster recovery capabilities, data security, scalability and flexibility of infrastructure and servicing capability. Certain other subsidiaries of First Data Corporation also compete with TSYS with respect to the provision of merchant processing services.

Employees
     On December 31, 2005, we had 12,691 full time employees, 6,603 of whom are employees of TSYS.
Selected Statistical Information
     The “Financial Review” Section which is set forth on pages F-44 through F-81 and the “Summary of Quarterly Financial Data” Section which is set forth on page F-82 of the Financial Appendix, which includes the information encompassed within “Selected Statistical Information,” are incorporated in this document by reference.
Available Information
     Our website address is www.synovus.com. You may obtain free electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports in the Investor Relations Section of our website under the heading “Financial Reports” and then under “SEC Filings.” These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC.
     We have adopted a Code of Business Conduct and Ethics for our directors, officers and employees and have also adopted Corporate Governance Guidelines. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of our board committees are available in the Corporate Governance Section of our website at www.synovus.com/governance. Copies of these documents are also available in print upon written request to the Corporate Secretary, Synovus Financial Corp., 1111 Bay Avenue, Suite 500, Columbus, Georgia 31901.
Item 1A. Risk Factors
     This section highlights specific risks that could affect our business and us. Although this section attempts to highlight key factors, please be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. In addition to the factors discussed elsewhere or incorporated by reference in this report, among the other factors that could cause actual results to differ materially are the following:
We face intense competition from other financial service providers.
     We operate in a highly competitive environment in the products and services we offer and the markets in which we serve. The competition among financial services providers to attract and retain customers is intense. Customer loyalty can be easily influenced by a competitor’s new products, especially offerings that could provide cost savings to the customer. Some of our competitors may be better able to provide a wider range of products and services over a greater geographic area.

     Moreover, this highly competitive industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies now can merge by creating a “financial holding company,” which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Recently, a number of foreign banks have acquired financial services companies in the U.S., further increasing competition in the U.S. market. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and some have lower cost structures. We expect the consolidation of the banking and financial services industry to result in larger, better-capitalized companies offering a wide array of financial services and products.
The strength of the U.S. economy in general and the strength of the local economies in which we operate may be different than expected, and we may not be able to successfully manage any impact from slowing economic conditions or consumer spending.
     Our business and earnings are affected by general business and economic conditions in the U.S. and in particular, the states where we have significant operations, including Georgia, Alabama, South Carolina, Florida and Tennessee. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, the strength of the U.S. economy and the local economies in which we operate and consumer spending, borrowing and savings habits. For example, an economic downturn, an increase in unemployment, or other events that affect household and/or corporate incomes could decrease the demand for loan and non-loan products and services and increase the number of customers who fail to pay interest or principal on their loans. Nonpayment of loans, if it occurs, could have an adverse effect on our financial condition and results of operations. Accordingly, an economic downturn, whether national or local, can hurt our financial performance. We may not be able to successfully manage the impact from such slowing economic conditions.
We may experience increased delinquencies and credit losses.
     Like other lenders, we face the risk that our customers will not repay their loans. A customer’s failure to repay is generally preceded by missed payments. In some instances, a customer may declare bankruptcy prior to missing payments, although this is not generally the case. Customers who declare bankruptcy frequently do not repay their loans. Where we have collateral, we attempt to seize it when customers default on their loans. The value of the collateral may not equal the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customers. Rising delinquencies and rising rates of bankruptcy are often precursors of future charge-offs and may require us to increase our allowance for loan losses. Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance if we are unable to raise revenue to compensate for these losses and may increase our cost of funds.

The trade, monetary and fiscal policies and laws of the federal government and its agencies, including interest rate policies of the Federal Reserve Board, significantly affect our earnings.
     The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the U.S. Its policies determine in large part our cost of funds for lending and investing and the return we earn on those loans and investments, both of which affect our net interest margin. They can also materially affect the value of financial instruments we hold, such as debt securities. Its policies can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve Board could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay its loans, which could materially adversely affect us. In addition, higher interest rates could also increase our cost to borrow funds and increase the rate we pay on deposits. Changes in Federal Reserve Board policies and laws are beyond our control and hard to predict.
Maintaining or increasing market share depends on the timely development of and acceptance of new products and services and perceived overall value of these products and services by users.
     Our success depends, in part, on our ability to adapt our products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices. This can reduce our net interest margin and revenues from our fee-based products and services. In addition, our success depends, in part, on our ability to generate significant levels of new business in our existing markets and in identifying and penetrating new markets. Further, the widespread adoption of new technologies, including internet services, could require us to make substantial expenditures to modify or adapt our existing products and services. We may not be successful in introducing new products and services, achieving market acceptance of products and services or developing and maintaining loyal customers and/or breaking into targeted markets.
We must respond to rapid technological changes and these changes may be more difficult or expensive than anticipated.
     If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing product and service offerings, technology and systems may become obsolete. Further, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. The financial services industry is changing rapidly and in order to remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. These changes may be more difficult or expensive than we anticipate.
We have pursued a strategy of acquiring banks and financial services companies and these acquisitions may be more difficult to integrate than anticipated.
     We regularly explore opportunities to acquire banks and financial services companies and expect to grow, in part, through such acquisitions. In addition, TSYS also acquires companies to enhance its functionality and product offerings. Difficulty in integrating an acquired company may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits of the acquisition. The integration could result in higher than expected deposit attrition, loss of key employees, disruption of our business or the business of the acquired company, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. These factors could contribute to us not achieving the anticipated benefits of the acquisition within the desired time frames, if at all.
Fluctuations in our expenses and other costs may hurt our financial results.
     Our expenses and other costs, such as operating and marketing expenses, directly affect our earnings results. In light of the extremely competitive environment in which we operate, and because the size and scale of many of our competitors provides them with increased operational efficiencies, it is important that we are able to successfully manage such expenses. As our business develops, changes or expands, additional expenses can arise. Other factors that can affect the amount of our expenses include legal and administrative cases and proceedings, which can be expensive to pursue or defend. In addition, changes in accounting policies can significantly affect how we calculate expenses and earnings.
We are heavily regulated by federal and state agencies, and changes in laws and regulations may affect our financial outlook.
     Synovus, our subsidiary banks, and many of our nonbank subsidiaries, including TSYS, are heavily regulated at the federal and state levels. This regulation is designed primarily to protect depositors, federal deposit insurance funds and the banking system as a whole, not shareholders. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation and implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. Also, if we do not comply with laws, regulations or policies, we could receive regulatory sanctions and damage to our reputation. For more information, refer to “Supervision, Regulation and Other Factors” on page 4.
Changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies, could materially impact our financial statements.
     Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the regulatory agencies, the Financial Accounting Standards Board, and other authoritative bodies change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.

The costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.
     We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. Our insurance may not cover all claims that may be asserted against it, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.
Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect financial results.
     In general, the amount, type and cost of our funding, including from other financial institutions, the capital markets and deposits, directly impacts our costs in operating our business and growing our assets and therefore, can positively or negatively affect our financial results. A number of factors could make funding more difficult, more expensive or unavailable on any terms, including, but not limited to, a reduction in our debt ratings, financial results and losses, changes within our organization, specific events that adversely impact our reputation, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting our assets, the corporate and regulatory structure, interest rate fluctuations, general economic conditions and the legal, regulatory, accounting and tax environments governing our funding transactions. Also, we compete for funding with other banks and similar companies, many of which are substantially larger, have more capital and other resources than we do. In addition, as some of these competitors consolidate with other financial institutions, these advantages may increase. Competition from these institutions may increase the cost of funds.
Various domestic or international military or terrorist activities or conflicts could affect our business and financial condition.
     Acts or threats of war or terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, could negatively affect business and economic conditions in the U.S. If terrorist activity, acts of war or other international hostilities cause an overall economic decline, our financial condition and results of operations could be materially adversely affected. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security and other actual or potential conflicts or acts of war, including conflict in the Middle East, have created many economic and political uncertainties that could seriously harm our business and results of operations in ways that cannot presently be predicted.

     In addition to the factors discussed above, the following factors concerning TSYS’ business may cause our results to differ from the results discussed in forward-looking statements:
Security and privacy breaches may damage our reputation and business.
     Any failures in our security and privacy measures, including the security and privacy measures at TSYS, could have a material adverse effect on our financial position and results of operations. TSYS electronically stores personal information about consumers who are customers of its clients. If TSYS is unable to protect, or its clients’ perceive that it is unable to protect, the security and privacy of its electronic transactions, our business and reputation could be materially adversely affected. While we believe TSYS uses proven applications designed for data security and integrity to process electronic transactions, there can be no assurance that our use of these applications will be sufficient to address changing market positions or the security and privacy concerns of existing and potential clients.
TSYS may be unable to achieve its annual earnings goals.
     TSYS’ earnings have historically constituted approximately one-third of Synovus’ net income. As such, TSYS’ annual earnings projection is one of the assumptions upon which Synovus’ annual earnings projections are based. There is no guarantee that TSYS will be able to meet its annual earnings projections. Any shortfall in TSYS achieving its earnings goals could adversely affect the financial condition and results of operations of Synovus.
The merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients could materially impact our financial condition.
     Consolidation among financial institutions, particularly in the area of credit card operations, continues to be a major risk. Specifically, TSYS faces risk that its clients may merge with entities that are not TSYS clients or its clients may sell portfolios to entities that are not TSYS clients, thereby impacting TSYS existing agreements and projected revenues with these clients. During 2005, for example, Bank of America acquired MBNA Corporation, making it one of the largest card issuers in the U.S. In December 2005, TSYS received official notification from Bank of America of its intent to shift the processing of its consumer card portfolio in house in October 2006 in connection with the acquisition of MBNA. This kind of consolidation and the loss of any significant client by TSYS could have a material adverse effect on our financial condition and results of operations.
TSYS may not be able to successfully manage its intellectual property and may be subject to infringement claims.
     In the rapidly developing legal framework, TSYS relies on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect its proprietary technology. Despite TSYS’ efforts to protect its intellectual property, third parties may infringe or misappropriate TSYS’ intellectual property or may develop software or technology competitive to TSYS. TSYS’ competitors may independently develop similar technology, duplicate its products or services or design around TSYS’ intellectual property rights. TSYS may have to litigate to enforce and protect its intellectual property rights, trade secrets and know-how or to determine their scope, validity or enforceability, which is expensive and could cause a diversion of resources and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm TSYS’ business and ability to compete.
     TSYS may also be subject to costly litigation in the event its products and technology infringe upon another party’s proprietary rights. Third parties may have, or may eventually be issued, patents that would be infringed by TSYS’ products or technology. Any of these third parties could make a claim of infringement against TSYS with respect to its products or technology. TSYS may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject TSYS to significant liability for damages. An adverse determination in any litigation of this type could require TSYS to design around a third party’s patent or to license alternative technology from another party. In addition, litigation is time consuming and expensive to defend and could result in the diversion of the time and attention of TSYS’ management and employees. Any claim from third parties may result in limitation on TSYS’ ability to use the intellectual property subject to these claims.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Financial Services. We and our subsidiaries own, in some cases subject to mortgages or other security interests, or lease all of the real property and/or buildings on which we are located. All of such buildings are in a good state of repair and are appropriately designed for the purposes for which they are used.
     We and our Financial Services subsidiaries own 286 facilities encompassing approximately 2,220,827 square feet and lease from third parties and TSYS 97 facilities encompassing approximately 696,015 square feet. The owned and leased facilities are primarily comprised of office space from which we conduct our Financial Services business. At December 31, 2005, total leasehold improvements (net of accumulated depreciation) related to the leased facilities amounted to $19.6 million. The following table provides additional information with respect to our leased facilities:

	Number of	Average
Square Footage	Locations	Square Footage
Under 3,000	34	1,381
3,000 – 9,999	43	4,939
10,000 – 18,999	9	12,356
19,000 – 30,000	6	24,287
Over 30,000	5	38,122
     See Note 12 of Notes to Consolidated Financial Statements on pages F-22 through F-25 of the Financial Appendix which is incorporated in this document by reference.
     Transaction Processing Services. As of December 31, 2005, TSYS and its subsidiaries owned 12 facilities encompassing approximately 1,412,719 square feet and leased from third parties 19 facilities encompassing approximately 496,222 square feet. These facilities are used for operational, sales and administrative purposes.

	Leased Facilities		Owned Facilities
	Number	Square Footage	Number	Square Footage
Domestic-based support services	11	296,239	10	1,316,351
International-based support services	3	1,800	2	96,368
Merchant processing services	5	198,183	-0-	-0-
     TSYS believes that its facilities are suitable and adequate for its current business; however, TSYS periodically reviews its space requirements and may acquire new space to meet the needs of its businesses or consolidate and dispose of or sublet facilities which are no longer required.
Item 3. Legal Proceedings
     See Note 12 of Notes to Consolidated Financial Statements on pages F-25 through F-27 of the Financial Appendix which is incorporated in this document by reference.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
     Shares of our common stock are traded on the NYSE under the symbol “SNV.” See “Capital Resources” and “Dividends” under the “Financial Review” Section which are set forth on pages F-76 and F-77 and “Share Repurchase Plan” under the “Financial Review” Section which is set forth on page F-78 of the Financial Appendix which are incorporated in this document by reference.

     We acquired GLOBALT, Inc. on May 31, 2002. The purchase agreement contained an earn-out provision pursuant to which we may issue additional shares of our stock contingent upon GLOBALT’s financial performance. On February 15, 2005, we issued 7,957 shares of our stock to the former shareholders of GLOBALT as a result of GLOBALT attaining its financial performance goals. The shares of stock issued to the former shareholders of GLOBALT were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.
Item 6. Selected Financial Data
     The “Selected Financial Data” Section which is set forth on page F-43 of the Financial Appendix is incorporated in this document by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The “Financial Review” Section which is set forth on pages F-44 through F-81 and the “Summary of Quarterly Financial Data” Section which is set forth on page F-82 of the Financial Appendix which include the information encompassed by “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are incorporated in this document by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     See “Market Risk and Interest Rate Sensitivity” and “Derivative Instruments for Interest Rate Risk Management” under the “Financial Review” Section which are set forth on pages F-70 through F-74 and Note 1 of Notes to Consolidated Financial Statements on pages F-6 through F-15 of the Financial Appendix which are incorporated in this document by reference.
Item 8. Financial Statements and Supplementary Data
     The “Summary of Quarterly Financial Data” Section which is set forth on page F-82 and the “Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm, Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm” Sections which are set forth on pages F-2 through F-42 of the Financial Appendix are incorporated in this document by reference.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

Item 9A. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.
     Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm. “Management’s Report on Internal Control Over Financial Reporting,” which is set forth on page F-41 of the Financial Appendix, and “Report of Independent Registered Public Accounting Firm,” which is set forth on page F-42 of the Financial Appendix, are incorporated in this document by reference.
     Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fourth fiscal quarter covered by this Annual Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.
Part III
Item 10. Directors and Executive Officers of the Registrant
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“PROPOSALS TO BE VOTED ON – PROPOSAL 1: ELECTION OF DIRECTORS”;

•	“EXECUTIVE OFFICERS”;

•	“SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS – Committees of the Board.”
     We have a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer and principal financial officer (who is also our principal accounting officer). You can find our Code of Business Conduct and Ethics in the Corporate Governance section of our website at www.synovus.com/governance. We will post any amendments to the Code of Business Conduct and Ethics and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE in the Corporate Governance section of our website.
     Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 12, 2005. In addition, we have filed, as exhibits to this Annual Report, the certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
Item 11. Executive Compensation
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“DIRECTOR COMPENSATION AND STOCK OWNERSHIP GUIDELINES”; and

•	“EXECUTIVE COMPENSATION — Summary Compensation Table; Stock Option Exercises and Grants; and Employment Contracts and Change in Control Arrangements.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information pertaining to equity compensation plans is contained in Note 15 of Notes to Consolidated Financial Statements on pages F-30 and F-31 of the Financial Appendix and is incorporated in this document by reference.
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS”;

•	“PRINCIPAL SHAREHOLDERS”; and

•	“RELATIONSHIPS BETWEEN SYNOVUS, CB&T, TSYS AND CERTAIN OF SYNOVUS’ SUBSIDIARIES AND AFFILIATES — TSYS Stock Ownership of Directors and Management.”
Item 13. Certain Relationships and Related Transactions
      Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”;

•	“RELATIONSHIPS BETWEEN SYNOVUS, CB&T, TSYS AND CERTAIN OF SYNOVUS’ SUBSIDIARIES AND AFFILIATES — Beneficial Ownership of TSYS Stock by CB&T”;

•	“RELATIONSHIPS BETWEEN SYNOVUS, CB&T, TSYS AND CERTAIN OF SYNOVUS’ SUBSIDIARIES AND AFFILIATES — Interlocking Directorates of Synovus, CB&T and TSYS”; and

•	“RELATIONSHIPS BETWEEN SYNOVUS, CB&T, TSYS AND CERTAIN OF SYNOVUS’ SUBSIDIARIES AND AFFILIATES — Transactions and Agreements Between Synovus, CB&T, TSYS and Certain of Synovus’ Subsidiaries.”
Item 14. Principal Accountant Fees and Services
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“AUDIT COMMITTEE REPORT – KPMG LLP Fees and Services” (excluding the information under the main caption “AUDIT COMMITTEE REPORT”); and

•	“AUDIT COMMITTEE REPORT – Policy on Audit Committee Pre-Approval.”
Part IV
Item 15. Exhibits and Financial Statement Schedules
     (a) 1. Financial Statements
The following consolidated financial statements of Synovus and our subsidiaries are incorporated by reference from pages F-2 through F-42 of the Financial Appendix.
Consolidated Balance Sheets — December 31, 2005 and 2004
Consolidated Statements of Income — Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Shareholders’ Equity — Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows — Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

Financial Statement Schedules — None applicable because the required information has been incorporated in the consolidated financial statements and notes thereto of Synovus and our subsidiaries which are incorporated in this document by reference.

3.	Exhibits

The following exhibits are filed herewith or are incorporated to other documents previously filed with the Securities and Exchange Commission. Exhibits 10.1 through 10.24 pertain to executive compensation plans and arrangements. With the exception of those portions of the Financial Appendix and Proxy Statement that are expressly incorporated by reference in this Form 10-K, such documents are not to be deemed filed as part of this Form 10-K.

Exhibit
Number	Description
3.1	Articles of Incorporation of Synovus, as amended, incorporated by reference to Exhibit 4(a) of Synovus’ Registration Statement on Form S-8 filed with the SEC on July 23, 1990 (File No. 33-35926).

3.2	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated October 20, 2004 as filed with the SEC on October 20, 2004.
10. EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.1	Incentive Bonus Plan of Synovus, incorporated by reference to Exhibit 10.5 of Synovus’ Registration Statement on Form S-1 filed with the SEC on December 18, 1990 (File No. 33-38244).

10.2	Director Stock Purchase Plan of Synovus, incorporated by reference to Exhibit 10.3 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 22, 2000.

10.3	Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.

10.4	Synovus Financial Corp. Deferred Stock Option Plan, incorporated by reference to Exhibit 10.5 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.

10.5	Synovus Financial Corp. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.7 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.

10.6	Wage Continuation Agreement of Synovus, incorporated by reference to Exhibit 10.8 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 29, 1993.

10.7	Agreement in Connection with Personal Use of Company Aircraft.

10.8	Life Insurance Trusts, incorporated by reference to Exhibit 10.12 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 29, 1993.

10.9	1993 Split Dollar Insurance Agreement of Synovus, incorporated by reference to Exhibit 10.14 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 28, 1994.

10.10	1995 Split Dollar Insurance Agreement of Synovus, incorporated by reference to Exhibit 10.15 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC on March 24, 1995.

10.11	Synovus Financial Corp. 1994 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.16 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC on March 24, 1995.

10.12	Synovus Financial Corp./Total System Services, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.17 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.

10.13	Amendment Number One to Synovus Financial Corp./Total System Services, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated July 8, 2005, as filed with the SEC on July 12, 2005.

10.14	Synovus Financial Corp. Executive Bonus Plan, incorporated by reference to Exhibit 10.18 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the SEC on March 25, 1996.

10.15	Change of Control Agreements for executive officers, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 20, 2005.

10.16	Employment Agreement of James H. Blanchard, incorporated by reference to Exhibit 10 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed with the SEC on November 15, 1999.

10.17	Synovus Financial Corp. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.22 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 22, 2000.

10.18	Form of Stock Option Agreement for the: (i) Synovus Financial Corp. 1994 Long-Term Incentive Plan; (ii) Synovus Financial Corp. 2000 Long-Term Incentive Plan; and (iii) Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 9, 2004.

10.19	Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 20, 2005.

10.20	Form of Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 25, 2005.

10.21	Form of Performance-Based Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 25, 2005.

10.22	Form of Non-Employee Director Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated February 1, 2005, as filed with the SEC on February 3, 2005.

10.23	Form of Stock Option Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 18, 2006, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 18, 2006, as filed with the SEC on January 18, 2006.

10.24	Form of Restricted Stock Award Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 18, 2006, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 18, 2006, as filed with the SEC on January 18, 2006.

21.1	Subsidiaries of Synovus Financial Corp.

23.1	Consents of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2005 Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Appendix to the Proxy Statement for the Annual Meeting of Shareholders of Synovus to be held on April 27, 2006.

99.2	Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2005 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

99.3	Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2005 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).
     We agree to furnish the SEC, upon request, a copy of each instrument with respect to issues of long-term debt. The principal amount of any individual instrument, which has not been previously filed, does not exceed ten percent of the total assets of Synovus and our subsidiaries on a consolidated basis.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOVUS FINANCIAL CORP.
(Registrant)

March 3, 2006	By:	/s/Richard E. Anthony

Richard E. Anthony,
President and Principal Executive Officer
POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James H. Blanchard and Richard E. Anthony, and each of them, his or her true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent(s), or their substitute(s), may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/Richard E. Anthony	Date: March 3, 2006

Richard E. Anthony,
President, Principal Executive Officer and Director

/s/James H. Blanchard	Date: March 3, 2006

James H. Blanchard,
Chairman of the Board

/s/Thomas J. Prescott	Date: March 3, 2006

Thomas J. Prescott,
Executive Vice President,
Principal Accounting and Financial Officer

/s/Daniel P. Amos	Date: March 3, 2006

Daniel P. Amos,
Director

/s/Richard Y. Bradley	Date: March 3, 2006

Richard Y. Bradley,
Director

/s/Frank W. Brumley	Date: March 3, 2006

Frank W. Brumley,
Director

Date: __ __, 2006

Elizabeth W. Camp,
Director

Date: __ __, 2006

C. Edward Floyd,
Director

/s/Gardiner W. Garrard, Jr.	Date: March 3, 2006

Gardiner W. Garrard, Jr.,
Director

/s/T. Michael Goodrich	Date: March 3, 2006

T. Michael Goodrich,
Director

/s/V. Nathaniel Hansford	Date: March 3, 2006

V. Nathaniel Hansford,
Director

/s/John P. Illges, III	Date: March 3, 2006

John P. Illges, III,
Director

Date: __ __, 2006

Alfred W. Jones III,
Director

/s/Mason H. Lampton	Date: March 3, 2006

Mason H. Lampton,
Director

Date: __ __, 2006

Elizabeth C. Ogie,
Director

/s/H. Lynn Page	Date: March 3, 2006

H. Lynn Page,
Director

/s/J. Neal Purcell	Date: March 3, 2006

J. Neal Purcell,
Director

Date: __ __, 2006

Melvin T. Stith,
Director

/s/William B. Turner, Jr.	Date: March 3, 2006

William B. Turner, Jr.,
Director

/s/James D. Yancey	Date: March 3, 2006

James D. Yancey,
Director