Form 10-K/A
period 2005-12-31
SYNOVUS FINANCIAL CORP
filed 2006-04-27
CIK 18349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

Commission file number 1-10312

SYNOVUS FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Georgia	58-1134883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Bay Avenue Suite 500, Columbus, Georgia	31901
(Address of principal executive offices) (Registrant’s telephone number, including area code)	(Zip Code) (706) 649-5220

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $1.00 Par Value	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☒	NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

YES ☐	NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

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

Large accelerated filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

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

               The undersigned registrant hereby amends Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2005 by adding Exhibit 99.2, the Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2005 and by adding Exhibit 99.3, the Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2005 as set forth below and in the attached exhibits.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements of Synovus and our subsidiaries are incorporated by reference from pages F-2 through F42 of the Financial Appendix.

Consolidated Balance Sheets - December 31, 2005 and 2004

Consolidated Statements of Income - Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows - Years Ended December 31, 2005, 2004 and 2003

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

21.1	Subsidiaries of Synovus Financial Corp.

23.1*	Consents of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2005 Annual Report on Form 10-K and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Appendix to the Proxy Statement for the Annual Meeting of Shareholders of Synovus to be held on April 27, 2006.

99.2*	Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2005.

99.3*	Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2005.

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

SYNOVUS FINANCIAL CORP.

April 27, 2006	By: /s/Richard E. Anthony

    Richard E. Anthony,
                    Principal Executive Officer

Filings/snv11k.doc