Form 10-Q
period 2006-03-31
SYNOVUS FINANCIAL CORP
filed 2006-05-10
CIK 18349

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12B-2 of the Exchange Act.
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).
     Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	April 28, 2006

Common Stock, $1.00 Par Value	322,741,063 shares

SYNOVUS FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
(In thousands, except share data)	2006	2005
ASSETS
Cash and due from banks	$780,787	880,886
Interest earning deposits with banks	6,608	2,980
Federal funds sold and securities purchased under resale agreements	295,677	68,922
Trading account assets	37,048	27,322
Mortgage loans held for sale	172,975	143,144
Investment securities available for sale	3,110,547	2,958,320

Loans, net of unearned income	22,418,848	21,392,347
Allowance for loan losses	(300,866)	(289,612)

Loans, net	22,117,982	21,102,735

Premises and equipment, net	691,231	669,425
Contract acquisition costs and computer software, net	415,980	431,849
Goodwill, net	452,469	458,382
Other intangible assets, net	42,795	44,867
Other assets	1,037,078	831,840

Total assets	$29,161,177	27,620,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing retail and commercial deposits	$3,621,639	3,700,750
Interest bearing retail and commercial deposits	15,769,106	14,798,845

Total retail and commercial deposits	19,390,745	18,499,595
Brokered time deposits	2,411,201	2,284,770

Total deposits	21,801,946	20,784,365
Federal funds purchased and securities sold under repurchase agreements	1,635,759	1,158,669
Long-term debt	1,731,118	1,933,638
Other liabilities	584,721	597,698

Total liabilities	25,753,544	24,474,370

Minority interest in consolidated subsidiaries	205,552	196,973

Shareholders’ equity:
Common stock — $1.00 par value. Authorized 600,000,000 shares; issued 325,365,509 in 2006 and 318,301,275 in 2005; outstanding 319,703,971 in 2006 and 312,639,737 in 2005	325,366	318,301
Surplus	869,402	686,447
Treasury stock – 5,661,538 shares in 2006 and 2005	(113,944)	(113,944)
Unearned compensation	—	(3,126)
Accumulated other comprehensive loss	(43,190)	(29,536)
Retained earnings	2,164,447	2,091,187

Total shareholders’ equity	3,202,081	2,949,329

Total liabilities and shareholders’ equity	$29,161,177	27,620,672

See accompanying Notes to Consolidated Financial Statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2006	2005
Interest income:
Loans, including fees	$404,850	303,115
Investment securities	30,711	26,120
Trading account assets	698	—
Mortgage loans held for sale	1,934	1,347
Federal funds sold and securities purchased under resale agreements	1,241	706
Interest earning deposits with banks	59	18

Total interest income	439,493	331,306

Interest expense:
Deposits	140,414	77,519
Federal funds purchased and securities sold under repurchase agreements	16,152	8,898
Long-term debt	20,491	18,027

Total interest expense	177,057	104,444

Net interest income	262,436	226,862
Provision for losses on loans	19,549	19,283

Net interest income after provision for losses on loans	242,887	207,579

Non-interest income:
Electronic payment processing services	220,472	205,163
Merchant services	63,949	27,105
Other transaction processing services revenue	45,125	48,514
Service charges on deposit accounts	26,891	27,127
Fiduciary and asset management fees	11,713	11,037
Brokerage and investment banking revenue	6,947	6,263
Mortgage banking income	5,873	5,898
Bankcard fees	10,357	8,092
Securities gains (losses), net	(73)	271
Other fee income	8,950	7,486
Other operating income	9,171	8,984

Non-interest income before reimbursable items	409,375	355,940
Reimbursable items	82,500	69,170

Total non-interest income	491,875	425,110

Non-interest expense:
Salaries and other personnel expense	227,758	189,829
Net occupancy and equipment expense	97,700	86,634
Other operating expenses	105,836	92,607

Non-interest expense before reimbursable items	431,294	369,070
Reimbursable items	82,500	69,170

Total non-interest expense	513,794	438,240

Minority interest in subsidiaries’ net income	9,740	8,832

Income before income taxes	211,228	185,617
Income tax expense	76,722	68,883

Net income	$134,506	116,734

Net income per share:
Basic	$0.43	0.38

Diluted	0.43	0.37

Weighted average shares outstanding:
Basic	313,639	310,622

Diluted	316,208	313,900

Dividends declared per share	$0.20	0.18

See accompanying Notes to Consolidated Financial Statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months Ended
	March 31,
(In thousands)	2006	2005
Cash flows from operating activities:
Net income	$134,506	116,734
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	19,549	19,283
Depreciation, amortization and accretion, net	48,068	43,727
Increase in interest receivable	(10,233)	(6,902)
Increase in interest payable	14,760	1,829
Equity in income of joint ventures	(852)	(3,750)
Minority interest in subsidiaries’ net income	9,740	8,832
Increase in trading account assets	(9,726)	—
Increase in mortgage loans held for sale	(29,831)	(7,478)
Increase in prepaid and other assets	(45,581)	(27,662)
Increase in other liabilities	66,301	22,010
Impairment of developed software	—	3,137
Share-based compensation	7,413	793
Decrease in accrued salaries and employee benefits	(87,977)	(64,314)
Other, net	(5,642)	(74,757)

Net cash provided by operating activities	110,495	30,689

Cash flows from investing activities:
Net cash received from (paid for) acquisitions	12,186	(56,983)
Net increase in interest earning deposits with banks	(3,628)	(121)
Net increase in federal funds sold and securities purchased under resale agreements	(226,755)	(756)
Proceeds from maturities and principal collections of investment securities available for sale	112,974	292,111
Proceeds from sales of investment securities available for sale	38,248	28,739
Purchases of investment securities available for sale	(208,506)	(384,588)
Net increase in loans	(573,639)	(587,203)
Purchases of premises and equipment	(29,635)	(24,011)
Proceeds from disposal of premises and equipment	120	1,790
Increase in contract acquisition costs	(9,553)	(5,442)
Additions to licensed computer software from vendors	(1,816)	(5,868)
Additions to internally developed computer software	(3,734)	(709)

Net cash used by investing activities	(893,738)	(743,041)

Cash flows from financing activities:
Net increase in demand and savings deposits	325,137	80,505
Net increase in certificates of deposit	201,484	456,299
Net increase in federal funds purchased and securities sold under repurchase agreements	424,351	217,739
Principal repayments on long-term debt	(243,527)	(194,321)
Proceeds from issuance of long-term debt	10,000	233,641
Excess tax benefit from share-based payment arrangement	2,269	—
Dividends paid to shareholders	(57,059)	(53,699)
Proceeds from issuance of common stock	20,458	13,656

Net cash provided by financing activities	683,113	753,820

Effect of exchange rate changes on cash and cash equivalent balances held in foreign currencies	31	(2,197)

(Decrease) increase in cash and due from banks	(100,099)	39,271
Cash and due from banks at beginning of period	880,886	683,035

Cash and due from banks at end of period	$780,787	722,306

See accompanying Notes to Consolidated Financial Statements.

SYNOVUS FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Synovus Financial Corp. (Synovus) consolidated financial statements and related notes appearing in the 2005 annual report previously filed on Form 10-K.
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
Note 2 — Supplemental Cash Flow Information
For the three months ended March 31, 2006 and 2005, Synovus paid income taxes (net of refunds received) of $43.8 million and $36.2 million, respectively. For the three months ended March 31, 2006 and 2005, Synovus paid interest of $161.2 million and $104.2 million, respectively.
Non-cash investing activities consisted of loans of approximately $10.0 million and $8.6 million, which were foreclosed and transferred to other real estate during the three months ended March 31, 2006 and 2005, respectively.
Significant non-cash items for the three months ended March 31, 2006 related to the acquisition of Riverside Bancshares, Inc. and consist of $471.1 million in net loans, $115.9 million in investment securities available for sale, $136.7 million in other assets, and $491.0 million in deposits.
Note 3 — Comprehensive Income
Other comprehensive income (loss) consists of net unrealized gains (losses) on securities available for sale, net unrealized gains (losses) on cash flow hedges, and foreign currency translation adjustments. Comprehensive income consists of net income plus other comprehensive income (loss). Comprehensive income for the three months ended March 31, 2006 and 2005 was $120.8 million and $96.2 million, respectively.
Note 4 — Derivative Instruments
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
A summary of interest rate swap contracts utilized for interest rate risk management at March 31, 2006 is shown in the following table.

		Weighted-Average					Net
				Maturity			Unrealized
(Dollars in	Notional	Receive	Pay	In	Unrealized		Gains
thousands)	Amount	Rate	Rate(*)	Months	Gains	Losses	(Losses)

Receive fixed swaps:
Fair value hedges	$997,500	4.45%	4.60%	56	1,843	(24,172)	(22,329)
Cash flow hedges	550,000	7.01%	7.75%	30	—	(5,447)	(5,447)

Total	$1,547,500	5.36%	5.72%	47	1,843	(29,619)	(27,776)

(*)	Variable pay rate based upon contract rates in effect at March 31, 2006.
At March 31, 2006, outstanding commitments to sell mortgage loans amounted to approximately $192.9 million. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding commitments to originate mortgage loans for resale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans at March 31, 2006 was an unrealized gain of $1.3 million.
At March 31, 2006, Synovus had commitments to fund fixed-rate mortgage loans to customers in the amount of $153.2 million. The fair value of these commitments at March 31, 2006 was an unrealized loss of $1.1 million.
Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the risk to Synovus. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of March 31, 2006, the notional amount of customer related derivative financial instruments was $953.6 million.

Note 5 — Share-Based Compensation
Accounting Policy
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.
SFAS No. 123R is effective for all awards granted on or after January 1, 2006 and for awards modified, repurchased, or cancelled after that date. SFAS No. 123R requires that compensation cost be recognized on or after the effective date for the unvested portion of outstanding awards, as of the effective date, based on the grant-date fair value of those awards calculated under SFAS No. 123, “Accounting for Stock-Based Compensation.” Share-based compensation expenses include the impact of expensing the fair value of stock options as well as expenses associated with non-vested share awards. Synovus adopted the provisions of SFAS No. 123R effective January 1, 2006, using the modified prospective transition method.
Prior to 2006, Synovus applied the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.” Under this methodology, Synovus adopted the disclosure requirements of SFAS No. 123, and recognized compensation expense only if, on the date of grant, the market price of the underlying stock exceeded the exercise price.
The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 as if Synovus had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation to purchase shares of Synovus stock.

Three Months
Ended March 31,
(In thousands, except per share data)	2005

Net income as reported	$116,734
Add: Share-based employee compensation expense, net of tax	420
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,703)

Net income — pro forma	$113,451

Earnings per share:
Basic — as reported	$0.38
Basic — pro forma	0.37
Diluted — as reported	0.37
Diluted — pro forma	0.36

Prior to the adoption of SFAS No. 123R, Synovus elected to calculate compensation cost for purposes of pro forma disclosure assuming that all options would vest and reverse any recognized compensation costs for forfeited awards when the awards were actually forfeited. SFAS No. 123R requires that compensation cost be recognized net of estimated forfeitures. The estimate of forfeitures will be adjusted as actual forfeitures differ from estimates, resulting in compensation cost only for those awards that actually vest. The effect of the change in estimated forfeitures is recognized as compensation cost in the the period of the change in estimate. In estimating the forfeiture rate, Synovus stratified its data based on historical experience to determine separate forfeiture rates for the different award grants. Synovus currently estimates a 7.5% forfeiture rate for all existing Synovus stock option grants to Synovus non-executive employees, and a 0.0% forfeiture rate for all other Synovus share-based awards.
General Description of Share-Based Compensation Plans
Synovus has various long-term incentive plans under which the Compensation Committee of the Board of Directors has the authority to grant share-based compensation to Synovus employees. At March 31, 2006, Synovus had a total of 3,933,049 shares of its authorized but unissued common stock reserved for future grants under three long-term incentive plans. The general terms of each of these plans are substantially the same, permitting the grant of share-based compensation including stock options, non-vested shares, and stock appreciation rights. These plans include vesting periods ranging from two to three years and contractual terms ranging from five to ten years. Stock options are granted at exercise prices which equal the fair market value of a share of common stock on the grant date. Synovus historically issues new shares to satisfy share option exercises.
Stock options granted in 2006 generally become exercisable over a three-year period, with one-third of the total grant amount vesting on each anniversary of the grant date, and expire ten years from the date of grant. Vesting for stock options granted during 2006 accelerates upon retirement for plan participants who have reached age 62 and who also have no less than fifteen years of service at the date of their election to retire. For stock options granted in 2006, share-based compensation expense is recognized on a straight-line basis for plan participants over the shorter of the vesting period or the period until reaching retirement eligibility.
Stock options granted prior to 2006 generally become exercisable at the end of a two to three-year vesting period and expire ten years from the date of grant. Vesting for stock options granted prior to 2006 accelerates upon retirement for plan participants who have reached age 50 and who also have no less than fifteen years of service at the date of their election to retire. Prior to adoption of SFAS No. 123R on January 1, 2006, share-based compensation expense was recognized in the proforma disclosure over the nominal vesting period without consideration for retirement eligibility. Following adoption of SFAS No. 123R, share-based compensation expense is recognized in income over the shorter of the vesting period or the period until reaching retirement eligibility.

Share-Based Compensation Expense
Synovus’ share-based compensation costs are recorded as a component of salaries and other personnel expense in the Consolidated Statements of Income. Share-based compensation expense recognized in income is presented below:

(in thousands)	Three Months Ended March 31,
	2006	2005

Share-based compensation expense:
Stock options	$6,575	$—
Non-vested shares	838	793

Total share-based compensation expense	$7,413	$793

Aggregate compensation expense recognized in the first quarter of 2006 with respect to the foregoing Synovus stock options included $2.38 million that would have been recognized in previous periods had the policy under SFAS No. 123R with respect to retirement eligibility been applied to awards granted prior to January 1, 2006. At March 31, 2006, there was total unrecognized compensation cost of approximately $38.7 million related to non-vested share-based compensation arrangements involving shares of Synovus stock, and approximately $6.7 million related to the unvested portion of share-based compensation arrangements involving shares of TSYS stock.
As stock options for purchase of Synovus common stock are exercised, Synovus recognizes a tax benefit which is recorded as a component of surplus within shareholders’ equity. Synovus recognized a tax benefit in the amount of $2.5 million and $4.3 million for the three months ended March 31, 2006 and 2005, respectively.
Stock Option Awards
The weighted-average grant date fair value of stock options granted to key Synovus employees during the first quarter of 2006 and 2005 was $6.40 and $7.56, respectively. The fair value of the option grants was determined using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2006	2005

Risk-free interest rate	4.47%	4.43%
Expected stock price volatility	24.87	25.62
Dividend yield	2.80	2.60
Expected life of options	5.8 years	8.8 years

The expected volatility for stock option awards in 2006 was determined with equal weighting of implied volatility and historical volatility and using implied volatility for awards prior to 2006. The expected life for stock options granted in the first quarter of 2006 was determined using the “simplified” method, as prescribed by the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 107. Option awards for plan participants who met the early retirement provisions, as described above, on the grant date were assigned an expected life of 5 years and all other option awards were assigned an expected life of 6 years.

A summary of stock options outstanding (including performance-accelerated stock options as described below) as of March 31, 2006 and changes during the three months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term	Value

Outstanding at January 1, 2006	25,546,776	$22.66
Granted	856,466	27.67
Assumed in connection with acquisition	608,054	9.27
Exercised	(1,018,201)	19.92
Forfeited or expired	(78,987)	27.05

Outstanding at March 31, 2006	25,914,108	$22.59	5.10 Years	$116,509,902

Exercisable at March 31, 2006	14,361,327	$21.11	4.00 Years	$85,937,914

During the first quarter of 2006, a total of 2,477,793 stock options vested with a weighted-average grant date fair value of $5.38. The intrinsic value of stock options exercised during the first quarter of 2006 was $7.8 million. At March 31, 2006, there was approximately $32.1 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average remaining period of 1.5 years.
During the three months ended March 31, 2005, Synovus granted 446,153 stock options to key Synovus officers. The exercise price for these grants was equal to the market price on the date of grant. Accordingly, no compensation expense was recorded for stock options granted during the three months ended March 31, 2005 under the intrinsic-value based method as described above. The intrinsic value of stock options exercised during the first quarter of 2005 was $11.3 million.
Synovus has granted performance-accelerated stock options to certain key executives. The exercise price per share is equal to the fair market value at the date of grant. The options are exercisable in equal installments when the per share market price of Synovus common stock exceeds $40, $45, and $50. However, all options may be exercised after seven years from the grant date. The grant date fair value is being included in the consolidated financial statements on a straight-line basis over seven years with the portion related to periods prior to 2006 having previously been included in pro forma disclosures and the portion related to periods from January 1, 2006 to the respective vesting dates being recognized in income.
Summary information regarding these performance-accelerated stock options is presented below. There were no performance-accelerated stock options granted during the three months ended March 31, 2006 or 2005.

			Options
Year Options	Number of	Exercise Price	Outstanding at
Granted	Stock Options	Per Share	March 31, 2006

2000	4,100,000	$17.69 – 18.06	4,100,000
2001	2,600,000	28.99	2,600,000

Non-Vested Shares
In addition to the stock options described above, non-transferable, non-vested shares of Synovus common stock have been awarded to certain key executives and non-employee directors of Synovus. Except for the grant of 63,386 performance-vesting shares described below, the market value of the common stock at the date of issuance is amortized as compensation expense using the straight-line method over the vesting period of the awards.

A summary of non-vested shares outstanding (excluding performance-vesting shares as described below) as of March 31, 2006 is presented below:

		Weighted-
		Average
		Grant-Date
Non-Vested Shares	Shares	Fair Value

Outstanding at January 1, 2006	82,583	$27.28
Granted	142,639	27.65
Vested	(5,220)	26.82
Forfeited or cancelled	—	—

Outstanding at March 31, 2006	220,002	$27.53

At March 31, 2006, there was approximately $5.3 million of total unrecognized compensation cost related to the foregoing non-vested share based compensation arrangements. This cost is expected to be recognized over a weighted-average remaining period of 2.8 years.
During the three months ended March 31, 2005, Synovus issued 66,083 non-vested shares to key Synovus executive officers and non-management members of its board of directors, with a weighted-average grant date fair value of $26.87 per share.
Synovus granted 63,386 non-vested shares to a key executive with a performance-vesting schedule (performance-vesting shares) during the three months ended March 31, 2005. There were no performance-vesting shares granted in 2006. These performance-vesting shares have seven one-year performance periods (2005-2011) during which the Compensation Committee establishes an earnings per share goal and, if such goal is attained during any performance period, 20% of the performance-vesting shares will vest. Compensation expense for each traunch of this grant is measured based on the quoted market value of Synovus’ stock as of the date that each period’s earnings per share goal is determined and is recorded as a charge to expense on a straight-line basis during each year in which the performance criteria is met.
The following is a summary of performance-vesting shares outstanding at March 31, 2006:

		Grant-Date
Performance-Vesting Shares	Shares	Fair Value

Outstanding at January 1, 2006	63,386	$26.82
Granted	—	—
Vested	(12,677)	26.82
Forfeited or cancelled	—	—

Outstanding at March 31, 2006	50,709	$26.82

At March 31, 2006, there was approximately $1.4 million of total unrecognized compensation cost related to performance-vesting shares based on the quoted market price of Synovus’ stock at March 31, 2006. This cost is expected to be recognized over a weighted-average remaining period of 3.8 years.
TSYS Share-Based Compensation
Total System Services, Inc. (TSYS), an 81% owned subsidiary, also grants share-based compensation to certain executives and non-employee directors in the form of options to purchase shares of TSYS common stock (TSYS stock options) or non-vested shares of TSYS common stock (TSYS non-vested shares), which are described below.
TSYS did not grant any TSYS stock options during the three months ended March 31, 2006 or 2005. At March 31, 2006, there were 1,376 TSYS stock options outstanding with a weighted- average exercise price of $15.17, weighted-average remaining contractual life of 2.8 years, and an aggregate intrinsic value of $13,500. Of these 1,376 stock options, 1,353 were exercisable at March 31, 2006 with a weighted-average exercise price of $14.96, weighted-average remaining contractual life of 2.7 years, and an aggregate intrinsic value of $13,091. At March 31, 2006, there was approximately $138,000 of total unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a weighted-average period of 1.0 year.
During the three months ended March 31, 2006 and 2005, TSYS issued 150,775 and 95,815 TSYS non-vested shares with a grant date fair value of $3.0 million and $2.2 million, respectively, to certain key executives and non-employee directors of TSYS. At March 31, 2006, there was approximately $4.4 million of total unrecognized compensation cost related to TSYS’ non-vested share based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.9 years.
Additionally during the three months ended March 31, 2005, TSYS granted 126,087 TSYS non-vested shares to two key executives with a performance-vesting schedule (TSYS performance-vesting shares). These performance-vesting shares have seven one-year performance periods (2005-2011) during which the Compensation Committee of TSYS’ Board of Directors establishes an earnings per share goal and, if such goal is attained during any performance period, 20% of the performance-vesting shares will vest. Compensation expense for each traunch of this grant is measured based on the quoted market value of TSYS’ stock as of the date that each period’s earning per share goal is determined and is recorded as a charge to expense on a straight-line basis during each year in which the performance criteria is met. At March 31, 2006, there were 100,870 non-vested TSYS performance-vesting shares outstanding, with a weighted-average grant-date fair value of $23.00 per share. At March 31, 2006, there was approximately $2.2 million of total unrecognized compensation cost related to TSYS performance-vesting shares. This cost is expected to be recognized over a weighted-average remaining period of 3.8 years.
Note 6 — Business Combinations
On March 24, 2006, Synovus acquired all of the issued and outstanding common shares of Riverside Bancshares, Inc., the parent company of Riverside Bank (Riverside), headquartered in Marietta, Georgia. Concurrent with the acquisition (the Riverside Acquisition), Riverside was merged into a subsidiary of Synovus, Bank of North Georgia. The Riverside Acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Riverside Bancshares have been included in Synovus’ consolidated financial statements beginning March 25, 2006.
The aggregate purchase price was $171.2 million, consisting of 5,887,143 shares of Synovus common stock valued at $159.7 million, stock options valued at $11.4 million, and $100,500 in direct acquisition costs. Synovus has not yet completed the allocation of the purchase price of this acquisition to the respective assets acquired and liabilities assumed. Included in other assets at March 31, 2006 is the excess of the purchase price over the recorded net assets of this entity at the date of acquisition. Such amount is approximately $120 million. It is anticipated that the majority of the excess purchase price will be recorded as goodwill when the purchase price allocation is complete. For purposes of calculating capital ratios at March 31, 2006, the entire $120 million currently included in other assets is assumed to be goodwill.

The preliminary purchase price allocation is presented below:

(In thousands)	At March 24, 2006

Cash and due from banks	$12,186
Investments	115,912
Loans, net	471,141
Premises and equipment	12,872
Other assets	136,713

Total assets acquired	748,824

Deposits	490,960
Federal funds purchased	2,069
Securities sold under repurchase agreements	50,670
FHLB advances	27,317
Other liabilities	6,649

Total liabilities assumed	577,665

Net assets acquired	$171,159

On March 1, 2005, TSYS completed the acquisition of Vital Processing Services, L.L.C. (Vital), by purchasing the 50-percent equity stake formerly held by Visa U.S.A. for $95.8 million, including $794,000 of direct acquisition costs. In April, 2006, Vital was renamed TSYS Acquiring Solutions, L.L.C. (TSYS Acquiring). TSYS recorded the acquisition of the 50% interest as a purchase business combination, requiring that TSYS allocate the purchase price to the assets acquired and liabilities assumed based on their relative fair values. TSYS finalized the purchase price allocation during the first quarter of 2006 and has allocated $30.2 million to goodwill, $12.0 million to intangible assets and the remaining amount to the assets and liabilities acquired. TSYS Acquiring’s results of operations have been included in the consolidated financial results beginning March 1, 2005.

The final purchase price allocation is presented below:

(In thousands)	At March 1, 2005

Cash and cash equivalents	$19,399
Contract acquisition costs and computer software, net	31,656
Intangible assets	12,000
Goodwill	30,210
Other assets	34,407

Total assets acquired	127,672
Total liabilities assumed	31,829
Minority interest	49

Net assets acquired	$95,794

Pro forma information related to the impact of these acquisitions on Synovus’ consolidated financial statements, assuming such acquisitions had occurred at the beginning of the periods reported, is not presented as such impact is not significant.
Effective April 1, 2006, Synovus acquired all of the issued and outstanding shares of Banking Corporation of Florida, the parent company of First Florida Bank (First Florida), headquartered in Naples, Florida, in exchange for 2,937,163 shares of Synovus common stock. The acquisition (the First Florida Acquisition) will be accounted for using the purchase method of accounting, and accordingly, the results of operations of First Florida will be included in Synovus’ consolidated financial statements beginning April 1, 2006.
Note 7 — Operating Segments
Synovus has two reportable segments: Financial Services and and Transaction Processing Services, which is comprised of TSYS. The Financial Services segment provides financial services including banking, financial management, insurance, mortgage and leasing services through 40 subsidiary banks and other Synovus offices in Georgia, Alabama, South Carolina, Florida, and Tennessee. TSYS provides electronic payment processing and other related services to card-issuing institutions in the United States, Mexico, Canada, Honduras, Puerto Rico and Europe. The significant accounting policies of the segments are described in the summary of significant accounting policies in the 2005 annual report previously filed on Form 10-K. All inter-segment services provided are charged at the same rates as those charged to unaffiliated customers. Such services are included in the results of operations of the respective segments and are eliminated to arrive at consolidated totals.

Segment information as of and for the three months ended March 31, 2006 and 2005, respectively, is presented in the following table:

		Financial
(In thousands)		Services	TSYS (a)	Eliminations		Consolidated
Interest income	2006	$439,493	1,520	(1,520	)(b)	$439,493
	2005	331,314	787	(795	)(b)	331,306
Interest expense	2006	178,544	33	(1,520	)(b)	177,057
	2005	105,188	51	(795	)(b)	104,444
Net interest income	2006	260,949	1,487	—		262,436
	2005	226,126	736	—		226,862
Provision for loan losses	2006	19,549	—	—		19,549
	2005	19,283	—	—		19,283
Net interest income after provision	2006	241,400	1,487	—		242,887
for loan losses	2005	206,843	736	—		207,579
Total non-interest income	2006	83,064	414,406	(5,595	)(c)	491,875
	2005	74,569	355,362	(4,821	)(c)	425,110
Total non-interest expense	2006	178,946	340,443	(5,595	)(c)	513,794
	2005	157,834	285,227	(4,821	)(c)	438,240
Income before income taxes	2006	145,518	75,450	(9,740	)(d)	211,228
	2005	123,578	70,871	(8,832	)(d)	185,617
Income tax expense	2006	51,757	24,965	—		76,722
	2005	44,203	24,680	—		68,883
Net income	2006	93,761	50,485	(9,740	)(d)	134,506
	2005	79,375	46,191	(8,832	)(d)	116,734
Total assets	2006	27,937,727	1,401,328	(177,878	)(e)	29,161,177
	2005	24,621,831	1,268,272	(37,718	)(e)	25,852,385

(a)	Includes equity in income of joint ventures which is included in non-interest income.

(b)	Interest on TSYS’ cash deposits with the Financial Services segment.

(c)	Principally, electronic payment processing and other services provided by TSYS to the Financial Services segment.

(d)	Minority interest in TSYS and GP Network Corporation (a TSYS subsidiary).

(e)	Primarily TSYS’ cash deposits with the Financial Services segment.

Segment information for the changes in the carrying amount of goodwill for the three months ended March 31, 2006 is shown in the following table:

	Financial
(In thousands)	Services		TSYS		Total
Balance as of December 31, 2005	$345,517		112,865		458,382
Goodwill acquired during period	585	(1)	—		585
Impairment losses	—		—		—
Other	—		(6,498	)(2)	(6,498)

Balance as of March 31, 2006	$346,102		106,367		452,469

(1)	Synovus acquired all of the issued and outstanding shares of GLOBALT, Inc. on May 31, 2002. The terms of the merger agreement provide for contingent consideration based on a percentage of a multiple of earnings before interest, income taxes, depreciation and other adjustments, as defined in the agreement (EBTDA), for each of the three years ending December 31, 2004, 2005 and 2006. The contingent consideration is payable by February 15th of each year subsequent to the respective calendar year for which the EBTDA calculation is made. The fair value of the contingent consideration is recorded as an addition to goodwill. On February 15, 2005, Synovus recorded additional contingent consideration of $226,000, which was based on 4% of a multiple of GLOBALT’s EBTDA for the year ended December 31, 2004. On February 15, 2006, Synovus recorded additional contingent consideration of $585,000, which was based on 7% of a multiple of GLOBALT’s EBTDA for the year ended December 31, 2005.

(2)	On March 1, 2005, TSYS completed the acquisition of TSYS Acquiring. During the first quarter of 2006, TSYS recorded a final adjustment to the purchase price allocation, which resulted in a $6.5 million decrease in goodwill (see Note 6 for additional information regarding this acquisition).
Intangible assets (excluding goodwill) net of accumulated amortization as of March 31, 2006 and December 31, 2005, respectively, are presented in the table below.

(In thousands)	March 31, 2006	December 31, 2005

Purchased trust revenues	$2,853	2,924
Core deposit premiums	22,591	23,550
Employment contracts / non-competition Agreements	379	460
Acquired customer contracts	3,592	3,913
Intangibles associated with the acquisition of minority interest in TSYS	2,016	2,087
Customer relationships	11,175	11,700
Other	189	233

Total carrying value	$42,795	44,867

Note 8 — Dividends per Share
     Dividends declared per share for the quarter ended March 31, 2006 were $0.1950, up 6.8% from $0.1825 for the first quarter of 2005.
Note 9 — Other
     Certain amounts in 2005 have been reclassified to conform to the presentation adopted in 2006.

ITEM 2 — MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Executive Summary
The following financial review provides a discussion of Synovus’ financial condition, changes in financial condition, and results of operations.
About Our Business
Synovus is a diversified financial services holding company, based in Columbus, Georgia, with more than $29 billion in assets. Synovus operates two business segments: the Financial Services and the Transaction Processing Services segments. The Financial Services segment provides integrated financial services including banking, financial management, insurance, mortgage and leasing services through 40 subsidiary banks and other Synovus offices in five southeastern states. At March 31, 2006, our subsidiary banks ranged in size from $43.8 million to $5.4 billion in total assets. The Transaction Processing Services segment provides electronic payment processing services through our 81% owned subsidiary Total System Services, Inc. (TSYS), one of the world’s largest companies for outsourced payment services. Our ownership in TSYS gives us a unique business mix; for the first three months of 2006, 54% of our consolidated revenues and 30% of our net income came from TSYS.
Our Key Financial Performance Indicators
In terms of how we measure success in our business, the following are our key financial performance indicators:
Financial Services
•	Loan Growth

•	Deposit Growth

•	Net Interest Margin

•	Credit Quality

•	Fee Income Growth

•	Expense Management
TSYS
•	Revenue Growth • Expense Management
2006 Financial Performance Highlights
Consolidated
•	Net income of $134.5 million, up 15.2% for the three months ended March 31, 2006 as compared to the same period in 2005.

•	Diluted earnings per share of $0.43 for the three months ended March 31, 2006, up 14.4% as compared to the same period in 2005.

•	The first quarter of 2006 financial results include the impact of stock option expense in the amount of $6.6 million pre-tax, which resulted from the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective January 1, 2006.

•	Effective March 24, 2006, Synovus completed the acquisition of Riverside Bancshares, Inc. (the Riverside Acquisition). The acquisition resulted in the addition of $471 million in net loans and $491 million in total deposits.

•	The first quarter of 2006 results include a reduction of income tax expense of $3.7 million in connection with the completion of a tax examination for the tax years 2000 through 2003.
     Financial Services
•	Net income growth: 18.1% for the three months ended March 31, 2006 over the corresponding period in the prior year.

•	Net interest margin: 4.32% for the three months ended March 31, 2006 as compared to 4.11% for the same period in 2005.

•	Loan growth: 11.8% increase from March 31, 2005 (9.4% excluding the impact of the Riverside Acquisition).

•	Credit quality measures remained strong:
•	Non-performing assets ratio of 0.45%, down from 0.46% at December 31, 2005 and 0.52% at March 31, 2005.

•	Past dues over 90 days and still accruing interest as a percentage of total loans of 0.08%, compared to 0.07% at December 31, 2005 and March 31, 2005.

•	Total past dues and still accruing interest as a percentage of total loans of 0.51% compared to 0.44% at December 31, 2005 and 0.61% at March 31, 2005.

•	Net charge-off ratio of 0.27% for the first quarter of 2006 compared to 0.28% for the fourth quarter of 2005, and 0.23% for the first quarter of 2005.
•	Deposit growth: 14.1% increase from a year ago (17.5% growth excluding brokered time deposits and 14.5% growth excluding brokered time deposits and the impact of the Riverside Acquisition)

•	Fee income: up 11.4% for the first three months of 2006 compared to the corresponding period in the prior year.

•	General and administrative expenses up by 13.4% for the first three months of 2006 over the corresponding period in the prior year (10.4% increase excluding the impact of stock option expense).

•	Excluding the impact of the Riverside Acquisition, headcount was up 68, or 1.0%, as compared to December 31, 2005 and up 276, or 4.3%, compared to March 31, 2005.
TSYS
•	Revenue growth before reimbursable items: 17.5% for the three months ended March 31, 2006 over the corresponding period in the prior year.

•	Expense growth before reimbursable items: 20.4% for the three months ended March 31, 2006 over the corresponding period in the prior year.

•	Net income growth: 9.3% for the three months ended March 31, 2006 over the corresponding period in the prior year.
Other highlights at TSYS include:
•	TSYS announced that its Board of Directors approved a share repurchase plan to purchase up to 2 million shares of TSYS common stock.

•	TSYS entered the healthcare payments market by signing a long-term agreement with Exante Bank, a wholly owned subsidiary of UnitedHealth Group, Inc., to provide a broad range of payment processing and related services.

•	TSYS renewed its multi-year agreement to provide CompuCredit Corp. of Atlanta, Georgia, one of the nation’s largest credit card providers, processing and related services for its portfolio of nearly 6 million cardholder accounts.
2006 Earnings Outlook
Synovus expects its earnings per share growth for 2006 to be within the 12% to 14% range, based in part upon the following assumptions:
•	Modest increases in short-term interest rates.

•	A favorable credit environment.

•	TSYS’ earnings growth in the 21% to 23% range.

•	Incremental (as compared to 2005) share-based compensation expense of approximately 5 cents per diluted share, or 3.2% of reported 2005 diluted earnings per share.
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
Synovus’ critical accounting policies are described in the “Financial Review” section of Synovus’ 2005 annual report on Form 10-K. There have been no material changes to Synovus’ critical accounting policies, estimates, and assumptions, or the judgments affecting the application of these estimates and assumptions in 2006.
Business Combinations
Refer to Note 6 of the Notes to Unaudited Consolidated Financial Statements for a discussion of business combinations.
Balance Sheet
On March 24, 2006, Synovus completed the acquisition of Riverside Bancshares, Inc., the parent company of Riverside Bank (Riverside), headquartered in Marietta, Georgia. Immediately thereafter, Riverside was merged into a Synovus subsidiary, Bank of North Georgia. The comparison of Synovus’ consolidated balance sheet at March 31, 2006 to December 31, 2005 is impacted by the acquisition of Riverside. The more significant of the changes were the net loans addition of $471.1 million, the other assets addition of $136.2 million, and the deposits addition of $491.0 million.
During the first three months of 2006, total assets increased $1.54 billion, and excluding the impact of the Riverside Acquisition, total assets increased $798.5 million. The more significant increases consisted of loans, net of unearned income, up $1.03 billion, federal funds sold and securities purchased under resale agreements up $226.8 million, investment securities available for sale up $152.2 million, and other assets up $205.2 million.

Providing the necessary funding for the balance sheet growth during the first three months of 2006, the deposit base grew $1.02 billion, federal funds purchased and securities sold under repurchase agreements increased $477.1 million, and shareholders’ equity increased $252.8 million. These increases were partially offset by a $202.5 million decrease in long-term debt.
Loans
Compared to March 31, 2005, total loans grew by 11.8%, and excluding the impact of the Riverside Acquisition, total loans grew by $1.9 billion, or 9.4%. On a sequential quarter basis, total loans outstanding grew by $1.03 billion or 19.5% annualized. Excluding the impact of the Riverside Acquisition, total loans grew by $549.3 million or 10.4% annualized.
The tables on pages 25 and 26 illustrate the composition of the loan portfolio (classified by loan purpose) as of March 31, 2006. The commercial real estate portfolio totals $13.7 billion, which represents 61.3% of the total loan portfolio. Loans for the purpose of financing investment properties total $4.0 billion, which is only 18.0% of the total loan portfolio, or less than one-third of the total commercial real estate portfolio. The investment properties loan category includes $744.7 million in loans in the Atlanta market. This amount represents 3.3% of the total loan portfolio, or 5.4% of the total commercial real estate portfolio. The primary source of repayment on investment property loans is the income from the underlying property (e.g., hotels, office buildings, shopping centers, and apartment units’ rental income), with the collateral as the secondary source of repayment. Additionally, in almost all cases, these loans are made on a recourse basis, which provides another source of repayment. Among other factors, the underwriting of these loans is evaluated by determining the impact of higher interest rates, as well as lower occupancy rates, on the borrower’s ability to service debt.
Commercial loans for the purpose of financing 1-4 family properties represent $4.6 billion or 20.6% of the total loan portfolio, and 33.6% of the total commercial real estate portfolio. The 1-4 family properties category includes $1.4 billion in loans in the Atlanta market, which is 6.2% of the total loan portfolio, or 30.0% of the 1-4 family properties category.
Included in total commercial real estate loans are $4.0 billion in commercial and industrial related real estate loans. These loans are categorized as owner-occupied and other property loans in the tables shown on pages 25 and 26. These loans represent 17.9% of the total loan portfolio, or 29.1% of the total commercial real estate portfolio. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization (e.g., accounting; legal and medical services; retailers; manufacturers and wholesalers). These loans typically carry the personal guarantees of the principals of the business.
Commercial and industrial (C&I) loans represent $5.3 billion or 23.8% of the total loan portfolio at March 31, 2006. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization (e.g., accounting; legal and medical services; retailers; manufacturers and wholesalers). These loans typically carry the personal guarantees of the principals of the business. These loans are diversified by geography, industry, and loan type. While Synovus has not experienced strong growth in C&I loans in recent years, Synovus is implementing a C&I growth strategy for 2006 that is beginning to be reflected in the commercial loan pipeline.

Consumer loans at March 31, 2006 total $3.4 billion, representing 15.1% of the total loan portfolio. Overall consumer loan growth remains relatively flat, with consumer mortgages and home equity lines experiencing growth. Credit card balances experienced a seasonal decline in the first quarter of 2006 from the seasonally higher fourth quarter levels.
Credit Quality
Credit quality measures remained strong. The non-performing assets ratio was 0.45% at March 31, 2006 compared to 0.46% at December 31, 2005 and 0.52% at March 31, 2005. Total non-performing assets were $100.4 million at March 31, 2006, up $1.7 million from December 31, 2005. The net increase was related to non-performing assets added with the Riverside Acquisition. The quality of our commercial real estate portfolio remains strong with a non-performing loan ratio of only 0.26% of total commercial real estate loans at March 31, 2006. This compares to an overall non-performing loan ratio for the total loan portfolio of 0.36%. The year-to-date net charge-off ratio for the first three months of 2006 was 0.27% compared to 0.23% for the same period of 2005. We expect that the net charge-off ratio for the year will be under 0.30%.
Past due levels remained very favorable, with total loans past due (and still accruing interest) at 0.51% of loans. Loans 90 days past due and still accruing interest at March 31, 2006 were $17.4 million, or 0.08% of total loans, compared to 0.07% at December 31, 2005 and March 31, 2005. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments on the loans. Management further believes the resolution of these delinquencies will not cause a material increase in non-performing assets.
The allowance for loan losses is $300.9 million, or 1.34% of net loans, at March 31, 2006 compared to $289.6 million, or 1.35% of net loans, at December 31, 2005. The allowance to non-performing loans coverage was 376% at March 31, 2006, compared to 352% at
December 31, 2005.
The provision for loan losses was $19.5 million for the first quarter of 2006 compared to $20.8 million for the fourth quarter of 2005 and $19.3 million for the first quarter of 2005. For the first three months of 2006, total provision expense covered net charge-offs by 1.36 times compared to 1.71 times for the same period a year ago.

(Dollars in thousands)	March 31, 2006	December 31, 2005
Non-performing loans	$80,061	$82,175
Other real estate	20,357	16,500

Non-performing assets	$100,418	$98,675

Loans 90 days past due and still accruing	$17,376	$16,023

As a % of loans	0.08%	0.07%

Allowance for loan losses	$300,866	$289,612

Allowance for loan losses as a % of loans	1.34%	1.35%

As a % of loans and other real estate:
Non-performing loans	0.36%	0.38%
Other real estate	0.09	0.08

Non-performing assets	0.45%	0.46%

Allowance to non-performing loans	375.79%	352.43%

Management continuously monitors non-performing and past due loans, to prevent further deterioration regarding the condition of these loans. Management is not aware of any material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have been excluded from non-performing assets. Management believes non-performing assets and impaired loans include all material loans in which doubt exists as to the collectibility of amounts due according to the contractual terms of the loan agreement.

The following table shows the composition of the loan portfolio and non-performing loans (classified by loan purpose) as of March 31, 2006.

				% of
			Total	Total
		% of	Non-	Non-
(Dollars in thousands)		Total Loans	performing	performing
Loan Type	Total Loans	Outstanding	Loans	Loans

Commercial Real Estate

Multi-Family	$539,205	2.4%	$1,806	2.3%
Hotels	709,233	3.2	—	—
Office Buildings	807,641	3.6	6,081	7.6
Shopping Centers	680,357	3.0	—	—
Commercial Development	919,137	4.1	478	0.6

Other Investment Property	384,026	1.7	651	0.8

Total Investment Properties	4,039,599	18.0	9,016	11.3

1-4 Family Construction	1,833,482	8.2	3,902	4.9
1-4 Family Perm /Mini-Perm	1,128,674	5.0	4,815	6.0
Residential Development	1,656,852	.4	1,946	2.4

Total 1-4 Family Properties	4,619,008	20.6	10,663	13.3

Land Acquisition	1,076,114	4.8	403	0.5

Total Investment-Related Real Estate	9,734,721	43.4	20,082	25.1

Owner-Occupied	2,818,262	12.6	11,511	13.1
Other Property	1,184,053	5.3	5,348	6.7

Total Commercial Real Estate	13,737,036	61.3	35,941	44.9

Commercial & Industrial	5,344,921	23.8	36,247	45.3

Home Equity Lines	1,214,544	5.4	2,121	2.6
Consumer Mortgages	1,407,607	6.3	3,249	4.1
Credit Cards	256,460	1.1	—	—
Other Consumer Loans	506,772	2.3	2,503	3.1

Total Consumer	3,385,383	15.1	7,873	9.8
Unearned Income	(48,482)	(0.2)	—	—

Total	$22,418,848	100.0%	$80,061	100.0%

The following table compares the composition of the loan portfolio at March 31, 2006, December 31, 2005 and March 31, 2005.

			1Q06		1Q06
	Total Loans		vs	Total Loans	vs
(Dollars in thousands)	Mar. 31,	Dec. 31,	4Q05	Mar. 31,	1Q05
Loan Type	2006	2005	% change (1)(2)	2005	% change(2)
Commercial Real Estate

Multi-Family	$539,205	$527,710	8.8%	$534,523	0.9%
Hotels	709,233	680,301	17.2	838,300	(15.4)
Office Buildings	807,641	747,493	32.6	788,163	2.5
Shopping Centers	680,357	656,949	14.5	642,263	5.9
Commercial Development	919,137	867,217	24.3	719,782	27.7
Other Investment Property	384,026	372,911	12.1	300,153	27.9

Total Investment Properties	4,039,599	3,852,581	19.7	3,823,184	5.7

1-4 Family Construction	1,833,482	1,552,338	73.5	1,312,608	39.7
1-4 Family Perm /Mini-Perm	1,128,674	1,095,155	12.4	1,067,093	5.8
Residential Development	1,656,852	1,496,436	43.5	1,160,685	42.7

Total 1-4 Family Properties	4,619,008	4,143,929	46.5	3,540,386	30.5

Land Acquisition	1,076,014	1,049,041	10.5	935,517	15.0

Total Investment- Related Real Estate	9,734,721	9,045,551	30.9	8,299,087	17.3

Owner-Occupied	2,818,262	2,699,431	17.9	2,313,729	21.8
Other Property	1,184,053	1,115,094	25.1	1,164,962	1.6

Total Commercial Real Estate	13,737,036	12,860,076	27.7	11,777,778	16.6

Commercial & Industrial	5,344,921	5,231,150	8.8	5,128,840	4.2

Home Equity Lines	1,214,544	1,187,205	9.3	1,061,667	14.4
Consumer Mortgages	1,407,607	1,372,134	10.5	1,311,020	7.4
Credit Cards	256,460	268,348	(18.0)	262,053	(2.1)
Other Consumer Loans	506,772	521,521	(11.5)	557,994	(9.2)

Total Consumer	3,385,383	3,349,208	4.4	3,192,734	6.0

Unearned Income	(48,492)	(48,087)	3.4	(43,057)	12.6

Total	$22,418,848	$21,392,347	19.5%	$20,056,295	11.8%

(1)	Percentage changes are annualized.

(2)	The percentage change comparison to prior periods is impacted by the Riverside Acquisition, which was completed on March 24, 2006. Riverside contributed approximately $482 million in total loans as of March 31, 2006. Excluding the impact of the Riverside Acquisition, the sequential quarter growth is 10.4%, while the year-over-year growth is 9.4%.

Deposits
Total deposits at March 31, 2006 were $21.8 billion, a $1.0 billion increase from December 31, 2005. Total deposits excluding brokered time deposits increased by $891.2 million from December 31, 2005. The March 31, 2006 balance sheet includes $491 million in deposits added as a result of the Riverside Acquisition completed on March 24, 2006. Excluding the impact of the Riverside Acquisition and brokered time deposits, total deposits increased by $400.2 million, or 8.6% annualized from December 31, 2005. This growth was driven by strong growth in money market accounts and time deposits. The sequential quarter comparison reflects the downward impact of seasonality on demand deposit accounts balances. The growth in time deposit balances reflects a continued shift in customer preference towards this type of deposits.
Compared to a year ago, total deposits grew by 14.1%, and excluding the impact of the Riverside Acquisition, total deposits grew by 11.4%. Excluding brokered time deposits, total deposits grew by 17.5% over the prior year. Excluding both brokered time deposits and the impact of Riverside, total deposits grew by 14.5%. This growth was led by increases in both large denomination certificates of deposit and money market accounts, with increases of 29.1% and 24.5%, respectively.
On a sequential quarter basis, average deposits (excluding brokered time deposits) grew at an annualized rate of 9.6%. The primary contributors to this growth were money market accounts and time deposits, which grew at an annualized rate of 13.0% and 22.7%, respectively. These increases were partially offset by the expected seasonal weakness in demand deposit balances. These balances declined by 7.6% on an annualized basis.
Capital Resources and Liquidity
Synovus has always placed great emphasis on maintaining a strong capital base and continues to exceed regulatory capital requirements. Additionally, based on internal calculations and previous regulatory exams, each of the subsidiary banks is currently in compliance with regulatory capital guidelines. Total risk-based capital was $3.89 billion at March 31, 2006, compared to $3.70 billion at December 31, 2005. The ratio of total risk-based capital to risk-weighted assets was 14.16% at March 31, 2006 compared to 14.23% at December 31, 2005. The leverage ratio was 10.45% at March 31, 2006 compared to 9.99% at December 31, 2005. The equity-to-assets ratio was 10.98% at March 31, 2006 compared to 10.68% at year-end 2005.
Synovus’ management, operating under liquidity and funding policies approved by the Board of Directors, actively analyzes and manages the liquidity position in coordination with the subsidiary banks. Management must ensure that adequate liquidity, at a reasonable cost, is available to meet the cash flow needs of depositors, borrowers, and creditors. Management constantly monitors and maintains appropriate levels of assets and liabilities so as to provide adequate funding sources to meet estimated customer withdrawals and future loan requests. Subsidiary banks have access to overnight federal funds lines with various financial institutions, which total approximately $3.5 billion and can be drawn upon for short-term liquidity needs. Banking liquidity and sources of funds have not changed significantly since December 31, 2005.
The Parent Company requires cash for various operating needs including dividends to shareholders, acquisitions, capital infusions into subsidiaries, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the subsidiary banks. As a short-term liquidity source, the Parent Company has access to a $25 million line of credit with an unaffiliated banking organization. Synovus had no borrowings outstanding on this line of credit at March 31, 2006.
The consolidated statements of cash flows detail cash flows from operating, investing, and financing activities. For the three months ended March 31, 2006, operating activities provided net cash of $110.5 million, investing activities used $893.7 million, and financing activities provided $683.1 million, resulting in a decrease in cash and due from banks of $100.1 million.
Earning Assets, Sources of Funds, and Net Interest Income
Average total assets for the first three months of 2006 were $27.8 billion, up 9.5% over the first three months of 2005. Average earning assets were up 9.8% in the first three months of 2006 over the same period last year, and represented 88.9% of average total assets. When compared to the same period last year, average deposits increased $2.1 billion, average federal funds purchased and securities sold under repurchase agreements decreased $11.3 million, average long-term debt decreased $102.4 million, and average shareholders’ equity increased $348.7 million. This growth provided the funding for $1.9 billion growth in average net loans and $285.2 million growth in average investments.
Net interest income for the three months ended March 31, 2006 was $262.4 million, an increase of $35.6 million, or 15.7%, over $226.8 million for the three months ended March 31, 2005.
The net interest margin was 4.32% for the three months ended March 31, 2006, up 21 basis points from the three months ended March 31, 2005. The increase was driven by a 136 basis point increase in loan yields. A significant increase in variable rate loan yields, primarily due to a 199 basis point increase in the average prime rate, was the main contributor to the increased loan yields. Earning asset yields increased by 124 basis points, which was partially offset by a 103 basis point increase in the effective cost of funds. The increase in the effective cost of funds was primarily due to an increase in the cost of variable rate deposits and wholesale funding, the most significant of which were a 165 basis point increase in money market rates and a 194 basis point increase in the rate on federal funds purchased and securities sold under repurchase agreements.
On a sequential quarter basis, net interest income increased by $2.3 million, while the net interest margin was unchanged at 4.32%. The yield on earning assets increased by 29 basis points, which was due to a 32 basis point increase in loan yields resulting from a 46 basis point increase in the average prime rate for the quarter. The effective cost of funds also increased 29 basis points for the quarter. This increase was primarily driven by higher rates on money market accounts and an upward repricing of certificates of deposit. This funding cost was also negatively impacted by seasonal weakness in demand deposit account balances and a continued shift in customer preference towards certificates of deposit.
Synovus’ strategy is to continue to gradually reduce its asset sensitivity during 2006 in order to position itself for a more stable rate environment.
The tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

	Three Months Ended
	March 31,
(In thousands)	2006	2005
Interest income	$439,493	331,306
Taxable-equivalent adjustment	1,484	1,621

Interest income, Taxable-equivalent	440,977	332,927
Interest expense	177,057	104,444

Net interest income, Taxable-equivalent	$263,920	228,483

Non-Interest Income
Total non-interest income during the first three months of 2006 increased $66.8 million, or 15.7%, over the same period a year ago. For the first three months of 2006, excluding reimbursable items, the increase in non-interest income was 15.0%, over the first three months of 2005.
Financial Services:
Total non-interest income for the Financial Services segment for the three months ended March 31, 2006 was $83.1 million, up 11.4% from the first three months of 2005.
Service charges on deposit accounts, the single largest component of Financial Services fee income, were $26.9 million for the three months ended March 31, 2006, down 0.5% from the same period a year ago. Service charges on deposit accounts consist of non-sufficient funds (NSF) fees (which represent 64% of the total), account analysis fees, and all other service charges. Declines in account analysis fees and all other service charges of 15.4% and 6.1%, respectively, were substantially offset by an increase in NSF fees.
NSF fees for the first quarter of 2006 declined by $920,000, or 5.0%, compared to the fourth quarter of 2005, and increased by $789,500, or 4.8% compared to the first quarter of 2005. The sequential quarter decline was primarily due to seasonality factors. Account analysis fees were $3.4 million for the quarter, down 17.1% and 15.4% as compared to the fourth quarter of 2005 and the first quarter of 2005, respectively. The decrease is mainly due to higher earnings credits on commercial demand deposit accounts (DDA). All other service charges on deposit accounts, which consist primarily of monthly fees on consumer DDA and saving accounts, were $6.1 million for the quarter, down 3.4% and 6.1%, respectively, from the fourth quarter of 2005 and the first quarter of 2005. The decrease is largely due to continued growth in the number of checking accounts with no monthly service charge.
Bankcard fees increased 28.0% to $10.4 million for the three months ended March 31, 2006 as compared to the first three months of 2005. Financial management services revenues (which primarily consists of fiduciary and asset management fees, brokerage and investment banking revenue and customer swap revenue which is included in other fee income) increased 15.6% to $20.1 million for the three months ended March 31, 2006 as compared to the same period in 2005. Growth in financial management services revenues was led by customer interest rate swap revenues from the new capital markets unit, which is included in other fee income, as well as increases in fiduciary and asset management fees and brokerage and investment banking revenue. Mortgage banking income for the first quarter of 2006 was essentially flat as compared to the same period in 2005.
Transaction Processing Services:
TSYS’ revenues are derived from providing electronic payment processing and related services to financial and non-financial institutions, generally under long-term processing contracts. TSYS’ services are provided primarily through its cardholder systems, TS2 and TS1, to financial institutions and other organizations throughout the United States, Mexico, Canada, Honduras, Puerto Rico, and Europe. TSYS currently offers merchant services to financial institutions and other organizations through its wholly owned subsidiary, TSYS Acquiring Solutions (TSYS Acquiring), and its majority owned subsidiary, GP Network Corporation (GP Net).
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
Accounts on File
TSYS provides services to its clients including processing consumer, retail, commercial, government services, stored-value and debit cards. Average accounts on file for the three months ended March 31, 2006 were 439.3 million, an increase of 21.0% over the average of 362.9 million for the same period in 2005. Total accounts on file at March 31, 2006 were 440.4 million, a 18.8% increase compared to the 370.6 million accounts on file at March 31, 2005. The change in accounts on file from March 2005 to March 2006 included the deconversion and purging of 13.6 million accounts, the addition of approximately 39.3 million accounts attributable to the internal growth of existing clients, and approximately 44.1 million accounts from new clients.
Major Customers
A significant amount of TSYS’ revenues is derived from long-term contracts with large clients, including its major customers, one of which is Bank of America. TSYS derives revenues from providing various processing and other services to this customer, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. With the consolidation of TSYS Acquiring beginning March 1, 2005, TSYS’ revenues also include revenues derived from providing merchant processing services to Bank of America. Refer to Note 6 in the Notes to the Unaudited Consolidated Financial Statements for more information on TSYS Acquiring.
During the second quarter of 2005, Bank of America announced its planned acquisition of MBNA. In December 2005, TSYS received official notification from Bank of America of its intent, pending its acquisition of MBNA, to shift the processing of its consumer card portfolio in-house in October 2006. On January 1, 2006, Bank of America’s acquisition of MBNA was completed. TSYS expects to continue providing commercial and small business card processing for Bank of America and MBNA, as well as merchant processing for Bank of America, according to the terms of existing agreements for those services.
TSYS’ processing agreement with Bank of America provides that Bank of America may terminate its agreement with TSYS for consumer credit card services upon the payment of a termination fee, the amount of which is dependent on several factors. Based upon the expected October 2006 deconversion date, this fee is estimated to be approximately $69 million. As a result of the expected deconversion in October 2006, TSYS is accelerating the amortization of approximately $7 million in contract acquisition costs. The loss of Bank of America, or any significant client, could have a material adverse effect on TSYS and Synovus’ financial position, results of operations, and cash flows. Synovus and TSYS’ management believe that the loss of revenues from the Bank of America consumer card portfolio for the months of 2006 subsequent to the expected deconversion, combined with decreased expenses from the reduction in hardware and software and the redeployment of personnel, should not have a material adverse effect on the TSYS or Synovus’ financial position, results of operations or cash flows for the year ending December 31, 2006. However, TSYS’ management believes that the termination fee associated with the Bank of America deconversion, offset by the loss of processing revenues subsequent to the deconversion and the acceleration of amortization of contract acquisition costs, will have a positive effect on TSYS’ financial position, results of operations and cash flows for the year ending December 31, 2006.
For the three months ended March 31, 2006, revenues from Bank of America were 96.3% million, which represented approximately 23.4% and 12.8% of TSYS and Synovus’ total revenues, respectively. This amount consists of processing revenues for consumer, commercial and merchant services as well as reimbursable items. Of this $96.3 million, approximately $35.5 million, or 36.9%, was derived from Bank of America for reimbursable items. For the three months ended March 31, 2006, Bank of America accounted for approximately $60.8 million, or 18.4% of TSYS’, and 9.0% of Synovus’ revenues before reimbursable items. For the three months ended March 31, 2005, revenues from Bank of America were $72.2 million, which represented approximately 20.6% and 11.1% of TSYS and Synovus’ total revenues, respectively. The majority of the increase in revenues derived from Bank of America for 2006, as compared to 2005, is the result of including TSYS Acquiring’s revenues for merchant services from Bank of America.
For the three months ended March 31, 2006, the TSYS had another major customer that accounted for approximately 10.8%, or $44.7 million, of TSYS’ total revenues. For the three months ended March 31, 2005, this client accounted for 9.9%, or $34.7 million, of TSYS’ total revenues. The loss of this client, or any significant client, could have a material adverse effect on TSYS or Synovus’ financial position, results of operations and cash flows.

Electronic Payment Processing Services
Revenues from electronic payment processing services increased $15.3 million, or 7.5%, for the three months ended March 31, 2006 compared to the same period in 2005. Electronic payment processing revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, government services and commercial card accounts. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow.
On October 13, 2004, TSYS finalized a definitive agreement with JPMorgan Chase & Co. (Chase) to service the combined card portfolios of Chase Card Services and to upgrade Chase’s card-processing technology. Pursuant to the agreement, TSYS converted the consumer accounts of Chase to the modified version of TS2 in July 2005. TSYS expects to maintain the card-processing functions of Chase Card Services for at least two years. Chase Card Services then has the option to either extend the processing agreement for up to five additional two-year periods or migrate the portfolio in-house, under a perpetual license of a modified version of TS2 with a six-year payment term.
In August 2005, TSYS finalized a five year definitive agreement with Capital One Financial Corporation (Capital One) to provide processing services for its North American portfolio of consumer and small business credit card accounts. TSYS plans to complete the conversion of Capital One’s portfolio from its in-house processing system to TS2 in phases, beginning in mid-2006 and ending in early 2007. TSYS expects to maintain the card processing functions of Capital One for at least five years. After a minimum of three years of processing with TSYS, the agreement provides Capital One the opportunity to license TS2 under a long-term payment structure.
Current 2006 earnings estimates assume that TSYS will recognize revenues and costs associated with converting, processing and servicing the Capital One portfolio beginning in the fourth quarter of 2006.
In July 2003, Sears and Citigroup announced an agreement for the sale by Sears to Citigroup of the Sears credit card and financial services businesses. For the three months ended March 31, 2006, TSYS’ revenues from the agreement with Sears represented less than 10% of TSYS’ consolidated revenues. The TSYS/Sears agreement granted to Sears the one-time right to market test TSYS’ pricing and functionality after May 1, 2004, which right was exercised by Citigroup. In June 2005, TSYS announced that Citigroup will move the Sears consumer MasterCard and private-label accounts from TSYS in a deconversion that is expected to occur in the second quarter of 2006. TSYS expects to continue supporting commercial card accounts for Citibank, as well as Citibank’s Banamex USA consumer accounts, according to the terms of the existing agreements for those portfolios. TSYS’ management believes that the loss of revenues from the Sears portfolio for the months of 2006 subsequent to the expected deconversion, combined with decreased expenses from the reduction in hardware and software and the redeployment of personnel, should not have a material adverse effect on TSYS’ financial position, results of operations or cash flows for the year ending December 31, 2006.

Merchant Services
Merchant services revenues are derived from providing electronic transaction processing services primarily to large financial institutions and other merchant acquirers. Revenues from merchant services include processing all payment forms including credit, debit, electronic benefit transfer and check truncation for merchants of all sizes across a wide array of retail market segments. Merchant services’ products and services include: authorization and capture of electronic transactions; clearing and settlement of electronic transactions; information reporting services related to electronic transactions; merchant billing services; and point of sale terminal sales and service.
On March 1, 2005, TSYS acquired the remaining 50% of TSYS Acquiring from Visa for $95.8 million in cash, including direct acquisition costs of $794,000. TSYS Acquiring is now a separate, wholly owned subsidiary of TSYS. As a result of the acquisition of control of TSYS Acquiring, TSYS changed from the equity method of accounting for the investment in TSYS Acquiring and began consolidating TSYS Acquiring’s balance sheet and results of operations. Refer to Note 6 in the Notes to Unaudited Consolidated Financial Statements for more information on the acquisition of TSYS Acquiring.
Revenues from merchant services consist of revenues generated by TSYS’ wholly owned subsidiary, TSYS Acquiring, and its majority owned subsidiary, GP Net. Merchant services revenue for the three months ended March 31, 2006 was $63.9 million compared to $27.1 million for the same period last year. The increase is attributable to the consolidation of TSYS Acquiring’s results effective March 1, 2005. Prior to the acquisition of TSYS Acquiring, TSYS’ revenues included fees TSYS charged to TSYS Acquiring for back-end processing support.
TSYS Acquiring’s results are driven by the transactions processed at the point-of-sale and the number of outgoing transactions. TSYS Acquiring’s primary point-of-sale service deals with authorizations and data capture transactions primarily through dial-up or the Internet.
Other Transaction Processing Services Revenue
Revenues from TSYS’ other transaction processing services consist primarily of revenues generated by TSYS’ wholly owned subsidiaries not included in electronic payment processing services or merchant services, as well as TSYS’ business process management services. Revenues from other services decreased $3.4 million, or 7.0%, for the three months ended March 31, 2006 compared to the same period in 2005. Other services revenues decreased primarily due to the loss of call center revenue.
Equity in Income of Equity Investments
TSYS’ share of income from its equity in equity investments was $852,000 and $3.8 million for the three months ended March 31, 2006 and 2005, respectively. The decrease for the quarter is primarily attributable to the purchase of the remaining 50% interest in TSYS Acquiring on March 1, 2005 and the consideration of TSYS Acquiring’s operating results in TSYS’ statement of income. Refer to Note 6 in the Notes to Unaudited Consolidated Financial Statements for more information on the acquisition of TSYS Acquiring. These amounts are reflected as a component of other operating income in the Consolidated Statements of Income.

Non-Interest Expense
For the three months ended March 31, 2006, total non-interest expense increased $75.6 million, or 15.7%, over the same period in 2005. Excluding reimbursable items, the increase was 15.0% over the same periods in the prior year. Management analyzes non-interest expense in two separate segments: Financial Services and Transaction Processing Services.
The following table summarizes non-interest expense for the three months ended March 31, 2006 and 2005, respectively.

	Three months ended		Three months ended
	March 31, 2006(*)		March 31, 2005(*)
		Transaction		Transaction
	Financial	Processing	Financial	Processing
(In thousands)	Services	Services	Services	Services
Salaries and other personnel expense	$107,449	120,581	90,746	99,115
Net occupancy and equipment expense	23,498	74,202	21,547	65,089
Other operating expenses	47,999	62,922	45,541	51,415
Reimbursable items	—	82,738	—	69,608

Total non-interest expense	$178,946	340,443	157,834	285,227

(*)	The added totals are greater than the consolidated totals due to inter-segment balances which are eliminated in consolidation.
Financial Services:
Financial Services’ non-interest expense increased by 13.4% for the first three months of 2006 compared to the same period in the previous year. The first quarter of 2006 results include the impact of expensing stock options beginning January 1, 2006, which resulted in an expense of $5.0 million. Excluding this item, total non-interest expense increased 10.4%. Key drivers of the increase in non-interest expense also include increased employment expenses associated with annual compensation adjustments, higher levels of incentive compensation, and costs associated with additional employees. Additionally, investments in additional branch locations and incremental expenses associated with our retail strategy contributed to the increase.
Total headcount for the Financial Services segment at March 31, 2006 was 6,794 compared to 6,639 at December 31, 2005 and 6,431 at March 31, 2005. Total headcount at March 31, 2006 included the addition of 87 team members as a result of the Riverside Acquisition on March 24, 2006.
Transaction Processing Services:
Total non-interest expense increased 19.4% for the three months ended March 31, 2006, compared to the same period in 2005. Excluding reimbursable items, total non-interest expense increased 19.5% for the three months for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increases are due to changes in each of the expense categories as described below.
Salaries and other personnel expenses increased $21.5 million, or 21.7%, for the three months ended March 31, 2006 compared to the same period in 2005. The first quarter of 2006 results include the impact of expensing stock options beginning January 1, 2006, which resulted in an expense of $1.8 million. Of the $21.5 million increase for the first quarter, $10.9 million is the result of employee related expenses of TSYS Acquiring. In addition, the change in employment expenses is associated with normal salary increases and related benefits, offset in part by higher levels of employment costs capitalized as software development and contract acquisition costs. The growth in employment expenses included an increase in the accrual for performance-based incentive benefits.
At March 31, 2006, TSYS had 6,583 employees compared to 6,698 at December 31, 2006 and 6,421 at March 31, 2005.
Net occupancy and equipment expense increased $9.1 million, or 14.0% for the three months ended March 31, 2006 over the same period in 2005. Occupancy and equipment related expenses for the first quarter of 2006 included $5.7 million related to the March 1, 2005 acquisition of TSYS Acquiring. TSYS recognized impairment losses on developed software of $3.1 million in the first quarter of 2005 and no impairment losses in the first quarter of 2006.
Other operating expenses for the three months ended March 31, 2006 increased $11.5 million, or 22.4% as compared to the same period in 2005. Of the $11.5 million increase, $7.8 million is the result of other operating related expenses of TSYS Acquiring.
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

Income Tax Expense
For the three months ended March 31, 2006, income tax expense was $76.7 million, compared to $68.9 million for the same period in 2005. The effective tax rate for the first three months of 2006 was 36.3%, compared to 37.1% for the same period in 2005 and 37.3% for the year ended December 31, 2005.
In the normal course of business, Synovus is subject to examinations from various tax authorities. These examinations may alter the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. During the three months ended March 31, 2006, Synovus received notices of proposed adjustments relating to taxes due for the years 2000 through 2003. As a result, Synovus recorded a reduction in previously recorded income tax liabilities of $3.7 million which reduced income tax expense for the three months ended March 31, 2006 and lowered the effective rate by 1.5%.
Synovus continually monitors and evaluates the potential impact of current events and circumstances on the estimates and assumptions used in the analysis of its income tax positions, and, accordingly, Synovus’ effective tax rate may fluctuate in the future. Based on our current estimates, we believe that Synovus’ effective income tax rate for the remainder of 2006 will be approximately 37%.
Legal Proceedings
Synovus and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, based in part upon the advice of legal counsel, all matters are believed to be adequately covered by insurance, or if not covered, are believed to be without merit or are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of Synovus if disposed of unfavorably. Synovus establishes reserves for expected future litigation exposures that Synovus determines to be both probable and reasonably estimable.
Recently Issued Accounting Standards
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The provisions of this statement are effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Synovus does not expect the impact of SFAS No. 155 on its financial position, results of operations or cash flows to be material.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing Financial Assets, an Amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 (a) specifies when, under certain situations, an entity must recognize a servicing asset or servicing liability, (b) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable, (c) permits an entity to choose between subsequent measurement methods, (d) permits, at initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, and (e)

requires separate presentation of servicing assets and servicing liabilities. The provisions of this statement are effective as of the beginning of an entity’s first fiscal year beginning after September 15, 2006. Synovus does not expect the impact of SFAS No. 156 on its financial position, results of operations or cash flows to be material.
Forward-Looking Statements
Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”). These forward-looking statements include, among others, statements regarding: (i) the expected financial impact of recent accounting pronouncements, including the expected after-tax expense for both option and restricted stock awards in 2006; (ii) the estimated periods for recognizing expenses associated with stock based compensation; (iii) management’s belief with respect to legal proceedings and other claims; (iv) TSYS’ expectation that it will deconvert Citibank’s Sears and Bank of America’s consumer accounts in the second quarter and October of 2006, respectively; (v) TSYS’ expectation that it will continue to process commercial card accounts for Citibank, as well as Citibank’s Banamex USA consumer accounts; (vi) TSYS’ expectation that it will maintain the card-processing functions of Chase for at least two years; (vii) TSYS’ expectation that it will continue providing commercial and small business card processing for Bank of America and MBNA, as well as merchant processing for Bank of America; (viii) the estimated termination fee to be paid by Bank of America in connection with termination of its processing agreement; (ix) Synovus and TSYS’ belief that the loss of revenues from the Bank of America consumer card portfolio for 2006 should not have a material adverse effect on Synovus or TSYS for 2006 and that the payment of the termination fee associated with the deconversion should have a positive effect on TSYS for 2006; (x) TSYS’ expectation that it will convert Capital One’s portfolio in phases beginning in mid-2006 and ending in early 2007; (xi) TSYS’ expectation that it will maintain card processing functions of Capital One for at least five years; (xii) TSYS’ belief that the loss of revenue from the Sears portfolio for 2006 should not have a material adverse effect on TSYS for 2006; (xiii) management’s expectation that the net charge-off ratio for the year will be under 0.30%; (xiv) management’s belief with respect to the existence of sufficient collateral for past due loans, the resolution of certain loan delinquencies and the inclusion of all material loans in which doubt exists as to collectibility in nonperforming assets and impaired loans; (xv) Synovus’ expected growth in earnings per share for 2006 and the assumptions underlying such statements, including, with respect to Synovus’ expected increase in earnings per share for 2006, short-term interest rates will increase modestly; the credit environment will remain favorable; TSYS’ earnings growth will be in the 21% — 23% range; and the incremental (as compared to 2005) share-based compensation expense will be approximately 5 cents per diluted share, or 3.2% of reported 2005 diluted earnings per share. In addition, certain statements in future filings by Synovus with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, efficiency ratios and other financial terms; (ii) statements of plans and objectives of Synovus or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

These statements are based on the current beliefs and expectations of Synovus’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus’ ability to control or predict. These factors include, but are not limited to: (i) competitive pressures arising from aggressive competition from other financial service providers; (ii) factors that affect the delinquency rate of Synovus’ loans and the rate at which Synovus’ loans are charged off; (iii) changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which Synovus is perceived in such markets, including a reduction in our debt ratings; (iv) TSYS’ inability to achieve its earnings goals for 2006; (v) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted may be different than expected; (vi) the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board; (vii) inflation, interest rate, market and monetary fluctuations; (viii) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (ix) changes in consumer spending, borrowing, and saving habits; (x) technological changes are more difficult or expensive than anticipated; (xi) acquisitions are more difficult to integrate than anticipated; (xii) the ability to increase market share and control expenses; (xiii) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) with which Synovus and its subsidiaries must comply; (xiv) the impact of the application of and/or the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies; (xv) changes in Synovus’ organization, compensation, and benefit plans; (xvi) the costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto; (xvii) a deterioration in credit quality or a reduced demand for credit; (xviii) Synovus’ inability to successfully manage any impact from slowing economic conditions or consumer spending; (xix) TSYS does not maintain the card-processing functions of Chase and Capital One for at least two and five years, respectively, as expected; (xx) the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients; (xxi) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection; (xxii) the impact on Synovus’ business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (xxiii) the success of Synovus at managing the risks involved in the foregoing.
These forward-looking statements speak only as of the date on which the statements are made, and Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

ITEM 3 — QUANTITATIVE AND
QUALITATIVE DISCLOSURES ABOUT
MARKET RISK
During the first three months of 2006, Synovus continued to maintain an asset sensitive interest rate risk position. This position has been maintained in anticipation of further moderate increases in short term interest rates. This asset sensitivity has decreased modestly from December 31, 2005. The decrease is due to several factors including a moderate increase in the rate sensitivity of our funding base, growth in our fixed rate investment portfolio, and the addition of receive fixed interest rate swaps. Synovus anticipates that it will continue to gradually reduce asset sensitivity as we approach a more stable rate environment.
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
Synovus models its baseline net interest income forecast assuming an unchanged or flat interest rate environment. Synovus has modeled the impact of a gradual increase and decrease in short-term rates of 100 basis points to determine the sensitivity of net interest income for the next twelve months. In the gradual 100 basis point decrease scenario, net interest income is expected to decrease by approximately 1.9%, as compared to an unchanged interest rate environment. In the gradual 100 basis point increase scenario, net interest income is expected to increase by approximately 1.3%, as compared to an unchanged interest rate environment. While these estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions and their impact on loan and deposit pricing would be expected to have a significant impact on the realized level of net interest income. Actual realized balance sheet growth and mix would also impact the realized level of net interest income.

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

PART II — OTHER INFORMATION
ITEM 1A — RISK FACTORS
                    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our financial position, results of operations or cash flows. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial position, results of operations or cash flows.
ITEM 2 — UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS
                    Synovus acquired GLOBALT, Inc. (GLOBALT) on May 31, 2002. The purchase agreement contained an earn-out provision pursuant to which we may issue additional shares of Synovus common stock contingent upon GLOBALT’s financial performance. On February 15, 2006, Synovus issued 21,132 shares of Synovus common stock to the former shareholders of GLOBALT as a result of GLOBALT attaining its financial performance goals. The shares of stock issued to the former shareholders of GLOBALT were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.
                    The following table sets forth information regarding Synovus’ purchases of its common stock on a monthly basis during the three months ended March 31, 2006:

					Maximum
				Total Number of	Number of Shares
				Shares Purchased	That May Yet Be
				as Part of	Purchased Under
	Total Number of		Average Price Paid	Announced Plans	the Plans or
Period	Shares Purchased		per Share	or Programs	Programs

January 2006	5,806	(1)	$27.03	—	—
February 2006	1,401	(1)	27.83	—	—
March 2006	355	(1)	27.35	—	—

Total	7,562	(1)	$27.19	—	—

(1)	Consists of delivery of previously owned shares to Synovus in payment of the exercise price of stock options.

ITEM 6 — EXHIBITS

(a) Exhibits	Description
3.1	Articles of Incorporation of Synovus, as amended

3.2	Bylaws of Synovus, as amended

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

Date: May 10, 2006	BY:	/s/ Thomas J. Prescott
Thomas J. Prescott
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Synovus, as amended

3.2	Bylaws of Synovus, as amended

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report