Form 10-Q
period 2006-06-30
SYNOVUS FINANCIAL CORP
filed 2006-08-09
CIK 18349

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	July 31, 2006

Common Stock, $1.00 Par Value	324,030,639 shares

SYNOVUS FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
(In thousands, except share data)	2006	2005
ASSETS
Cash and due from banks	$887,154	880,886
Interest earning deposits with banks	11,885	2,980
Federal funds sold and securities purchased under resale agreements	203,631	68,922
Trading account assets	46,939	27,322
Mortgage loans held for sale	170,650	143,144
Investment securities available for sale	3,137,486	2,958,320

Loans, net of unearned income	23,661,964	21,392,347
Allowance for loan losses	(313,694)	(289,612)

Loans, net	23,348,270	21,102,735

Premises and equipment, net	707,988	669,425
Contract acquisition costs and computer software, net	406,793	431,849
Goodwill, net	607,501	458,382
Other intangible assets, net	52,894	44,867
Other assets	945,897	831,840

Total assets	$30,527,088	27,620,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing retail and commercial deposits	$3,806,277	3,700,750
Interest bearing retail and commercial deposits	16,124,042	14,798,845

Total retail and commercial deposits	19,930,319	18,499,595
Brokered time deposits	3,123,380	2,284,770

Total deposits	23,053,699	20,784,365
Federal funds purchased and securities sold under repurchase agreements	1,974,272	1,158,669
Long-term debt	1,421,578	1,933,638
Other liabilities	488,559	597,698

Total liabilities	26,938,108	24,474,370

Minority interest in consolidated subsidiaries	215,521	196,973

Shareholders’ equity:
Common stock — $1.00 par value. Authorized 600,000,000 shares; issued 329,097,369 in 2006 and 318,301,275 in 2005; outstanding 323,435,831 in 2006 and 312,639,737 in 2005	329,097	318,301
Surplus	960,054	686,447
Treasury stock – 5,661,538 shares in 2006 and 2005	(113,944)	(113,944)
Unearned compensation	—	(3,126)
Accumulated other comprehensive loss	(54,783)	(29,536)
Retained earnings	2,253,035	2,091,187

Total shareholders’ equity	3,373,459	2,949,329

Total liabilities and shareholders’ equity	$30,527,088	27,620,672

See accompanying Notes to Consolidated Financial Statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2006	2005	2006	2005
Interest income:
Loans, including fees	$863,961	632,900	459,111	329,785
Investment securities	64,520	52,735	33,809	26,615
Trading account assets	1,384	—	685	—
Mortgage loans held for sale	4,274	3,092	2,340	1,745
Federal funds sold and securities purchased under resale agreements	2,946	1,699	1,705	993
Interest earning deposits with banks	121	55	63	37

Total interest income	937,206	690,481	497,713	359,175

Interest expense:
Deposits	312,171	170,917	171,757	93,397
Federal funds purchased and securities sold under repurchase agreements	37,162	17,504	21,010	8,606
Long-term debt	38,234	38,133	17,743	20,107

Total interest expense	387,567	226,554	210,510	122,110

Net interest income	549,639	463,927	287,203	237,065
Provision for losses on loans	38,083	42,106	18,534	22,823

Net interest income after provision for losses on loans	511,556	421,821	268,669	214,242

Non-interest income:
Electronic payment processing services	454,990	420,947	234,518	215,784
Merchant services	129,769	95,801	65,820	68,696
Other transaction processing services revenue	91,588	93,838	46,463	45,324
Service charges on deposit accounts	56,123	54,994	29,410	28,004
Fiduciary and asset management fees	23,222	22,175	11,509	11,138
Brokerage and investment banking revenue	13,506	12,070	6,559	5,807
Mortgage banking income	13,978	13,328	8,105	7,430
Bankcard fees	21,527	17,691	10,992	9,462
Securities gains (losses), net	(1,136)	598	(1,062)	327
Other fee income	18,988	15,319	10,038	7,834
Other operating income	18,435	16,311	9,263	7,325

Non-interest income before reimbursable items	840,990	763,072	431,615	407,131
Reimbursable items	168,638	148,330	86,138	79,161

Total non-interest income	1,009,628	911,402	517,753	486,292

Non-interest expense:
Salaries and other personnel expense	461,605	398,425	233,847	208,596
Net occupancy and equipment expense	197,195	175,473	99,495	88,839
Other operating expenses	218,770	202,623	112,934	110,015

Non-interest expense before reimbursable items	877,570	776,521	446,276	407,450
Reimbursable items	168,638	148,330	86,138	79,161

Total non-interest expense	1,046,208	924,851	532,414	486,611

Minority interest in subsidiaries’ net income	20,905	18,504	11,165	9,672

Income before income taxes	454,071	389,868	242,843	204,251
Income tax expense	166,767	144,674	90,046	75,791

Net income	$287,304	245,194	152,797	128,460

Net income per share:
Basic	$0.90	0.79	0.47	0.41

Diluted	0.90	0.78	0.47	0.41

Weighted average shares outstanding:
Basic	318,236	310,890	322,783	311,154

Diluted	320,840	314,297	325,421	314,691

Dividends declared per share	$0.39	0.37	0.20	0.18

See accompanying Notes to Consolidated Financial Statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months Ended
	June 30,
(In thousands)	2006	2005
Cash flows from operating activities:
Net income	$287,304	245,194
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	38,083	42,106
Depreciation, amortization and accretion, net	97,970	92,258
Increase in interest receivable	(63,054)	(16,977)
Increase in interest payable	25,311	7,729
Equity in income of joint ventures	(1,871)	(4,340)
Minority interest in subsidiaries’ net income	20,905	18,504
Increase in trading account assets	(19,617)	—
Originations of mortgage loans held for sale	(736,200)	(696,752)
Proceeds from sales of mortgage loans held for sale	708,415	661,709
Increase in prepaid and other assets	(10,614)	(106,614)
Decrease in other liabilities	(8,614)	(37,774)
Impairment of developed software	—	3,137
Share-based compensation	13,259	1,114
Decrease in accrued salaries and employee benefits	(63,362)	(29,568)
Other, net	913	(38,455)

Net cash provided by operating activities	288,828	141,271

Cash flows from investing activities:
Net cash received from (paid for) acquisitions	14,800	(56,983)
Net increase in interest earning deposits with banks	(8,905)	(10,117)
Net increase in federal funds sold and securities purchased under resale agreements	(129,927)	(209,487)
Proceeds from maturities and principal collections of investment securities available for sale	235,293	458,081
Proceeds from sales of investment securities available for sale	111,593	33,744
Purchases of investment securities available for sale	(444,720)	(562,517)
Net increase in loans	(1,491,044)	(999,438)
Purchases of premises and equipment	(64,361)	(52,085)
Proceeds from disposal of premises and equipment	348	1,799
Increase in contract acquisition costs	(22,339)	(10,981)
Additions to licensed computer software from vendors	(4,437)	(12,020)
Additions to internally developed computer software	(8,999)	(9,015)

Net cash used by investing activities	(1,812,698)	(1,429,019)

Cash flows from financing activities:
Net increase in demand and savings deposits	449,389	768,655
Net increase in certificates of deposit	1,006,439	760,355
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	762,864	(483,635)
Principal repayments on long-term debt	(570,679)	(159,280)
Proceeds from issuance of long-term debt	23,500	614,841
Excess tax benefit from share-based payment arrangements	4,853	—
Dividends paid to shareholders	(181,317)	(110,460)
Proceeds from issuance of common stock	33,294	28,018

Net cash provided by financing activities	1,528,343	1,418,494

Effect of exchange rate changes on cash and cash equivalent balances held in foreign currencies	1,795	(2,000)

Increase in cash and due from banks	6,268	128,746
Cash and due from banks at beginning of period	880,886	683,035

Cash and due from banks at end of period	$887,154	811,781

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
Note 2 — Supplemental Cash Flow Information
For the six months ended June 30, 2006 and 2005, Synovus paid income taxes (net of refunds received) of $190.4 million and $143.6 million, respectively. For the six months ended June 30, 2006 and 2005, Synovus paid interest of $360.4 million and $216.1 million, respectively.
Non-cash investing activities consisted of loans of approximately $19.9 million and $11.2 million, which were foreclosed and transferred to other real estate during the six months ended June 30, 2006 and 2005, respectively.
Significant non-cash items for the six months ended June 30, 2006 related to the acquisition of Riverside Bancshares, Inc. and Banking Corporation of Florida consist of $812.5 million in net loans, $121.3 million in investment securities available for sale, $155.0 million in goodwill, and $813.5 million in deposits.
Note 3 — Comprehensive Income
Other comprehensive income (loss) consists of change in net unrealized gains (losses) on cash flow hedges, change in net unrealized gains (losses) on investment securities available for sale, and gains (losses) on foreign currency translation. Comprehensive income consists of net income plus other comprehensive income (loss). Comprehensive income for the six and three months ended June 30, 2006 and 2005 is presented below:

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Comprehensive income:
Net income	$287,304	245,194	152,797	128,460
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on cash flow hedges	(1,054)	869	48	(1,532)
Change in net unrealized gains/losses on investment securities available for sale, net of reclassification adjustment	(28,000)	(5,940)	(15,113)	14,986
Gains (losses) on foreign currency translation	3,807	(4,348)	3,472	(2,384)

Other comprehensive income (loss)	(25,247)	(9,419)	(11,593)	11,070

Comprehensive income	$262,057	235,775	141,204	139,530

Note 4 — Derivative Instruments
Synovus accounts for its derivative financial instruments under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires recognition of all derivatives as either assets or liabilities on the balance sheet and requires measurement of those instruments at fair value through adjustments to either the hedged items, accumulated other comprehensive income, or current earnings, as appropriate. As part of its overall interest rate risk management activities, Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risks. These derivative instruments consist primarily of interest rate swaps and commitments to sell mortgage loans. The interest rate lock commitments made to prospective mortgage loan customers also represent derivative instruments since it is intended that such loans will be sold.
Interest rate swap transactions generally involve the exchange of fixed-rate and floating-rate interest payment obligations without the exchange of the underlying notional amounts. Entering into interest rate contracts involves not only interest rate risk, but also the risk of counterparties’ failure to fulfill their legal obligations. Notional amounts often are used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.
A summary of interest rate swap contracts utilized for interest rate risk management at June 30, 2006 is shown in the following table.

		Weighted-Average
				Maturity			Net
	Notional	Receive	Pay	In	Unrealized		Unrealized
(Dollars in	Amount	Rate	Rate(*)	Months	Gains	Losses	Gains
thousands)							(Losses)
Receive fixed swaps:
Fair value hedges	$1,762,500	4.76%	4.80%	40	5,872	(33,038)	(27,166)
Cash flow hedges	750,000	7.74%	8.25%	41	27	(10,000)	(9,973)

Total	$2,512,500	5.65%	5.83%	40	5,899	(43,038)	(37,139)

(*)	Variable pay rate based upon contract rates in effect at June 30, 2006.
At June 30, 2006, outstanding commitments to sell mortgage loans amounted to approximately $217.4 million. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding commitments to originate mortgage loans for resale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans at June 30, 2006 was an unrealized gain of $1.0 million.
At June 30, 2006, Synovus had commitments to fund fixed-rate mortgage loans to customers in the amount of $143.7 million. The fair value of these commitments at June 30, 2006 was an unrealized loss of $690,000.
Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the risk to Synovus. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of June 30, 2006, the notional amount of customer related derivative financial instruments was $1.53 billion.

Note 5 – Share-Based Compensation
General Description of Share-Based Compensation Plans
Synovus has various long-term incentive plans under which the Compensation Committee of the Board of Directors has the authority to grant share-based compensation to Synovus employees. At June 30, 2006, Synovus had a total of 3,982,444 shares of its authorized but unissued common stock reserved for future grants under three long-term incentive plans. The general terms of each of these plans are substantially the same, permitting the grant of share-based compensation including stock options, non-vested shares, and stock appreciation rights. These plans include vesting periods ranging from two to three years and contractual terms ranging from five to ten years. Stock options are granted at exercise prices which equal the fair market value of a share of common stock on the grant-date. Synovus historically issues new shares to satisfy share option exercises.
Stock options granted in 2006 generally become exercisable over a three-year period, with one-third of the total grant amount vesting on each anniversary of the grant-date, and expire ten years from the date of grant. Vesting for stock options granted during 2006 accelerates upon retirement for plan participants who have reached age 62 and who also have no less than fifteen years of service at the date of their election to retire. For stock options granted in 2006, share-based compensation expense is recognized for plan participants on a straight-line basis over the shorter of the vesting period or the period until reaching retirement eligibility.
Stock options granted prior to 2006 generally become exercisable at the end of a two to three-year vesting period and expire ten years from the date of grant. Vesting for stock options granted prior to 2006 accelerates upon retirement for plan participants who have reached age 50 and who also have no less than fifteen years of service at the date of their election to retire. Prior to adoption of SFAS No. 123R “Share-Based Payment,” on January 1, 2006, share-based compensation expense was recognized in Synovus’ pro forma disclosure over the nominal vesting period without consideration for retirement eligibility. Following adoption of SFAS No. 123R, share-based compensation expense for all new awards is recognized in income over the shorter of the vesting period or the period until reaching retirement eligibility.
Accounting Policy
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.
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
The following table illustrates the effect on net income and earnings per share for the six and three months ended June 30, 2005 as if Synovus had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation granted to purchase shares of Synovus stock.

	Six Months Ended	Three Months
	June 30,	Ended June 30,
(In thousands, except per share data)	2005	2005
Net income as reported	$245,194	$128,460
Add: Share-based employee compensation expense recognized, net of tax	615	195
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,115)	(3,342)

Net income – pro forma	$238,694	$125,313

Earnings per share:
Basic – as reported	$0.79	$0.41
Basic – pro forma	0.77	0.40
Diluted – as reported	0.78	0.41
Diluted – pro forma	0.76	0.40
Prior to the adoption of SFAS No. 123R, Synovus elected to calculate compensation cost for purposes of pro forma disclosure assuming that all options would vest and reverse any recognized compensation costs for forfeited awards when the awards were actually forfeited. SFAS No. 123R requires that compensation cost be recognized net of estimated forfeitures. The estimate of forfeitures is adjusted as actual forfeitures differ from estimates, resulting in compensation cost only for those awards that actually vest. The effect of the change in estimated forfeitures is recognized as compensation cost in the period of the change in estimate. In estimating the forfeiture rate, Synovus stratified its data based on historical experience to determine separate forfeiture rates for the different award grants. Currently, Synovus estimates a forfeiture rate in the range of 0% to 7.5%.

Share-Based Compensation Expense
Synovus’ share-based compensation costs are recorded as a component of salaries and other personnel expense in the Consolidated Statements of Income. Share-based compensation expense recognized in income is presented below:

(in thousands)	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Share-based compensation expense:
Stock options	$11,348	$—	$4,773	$—
Non-vested shares	1,911	1,114	1,073	321

Total share-based compensation expense	$13,259	$1,114	$5,846	$321

Aggregate compensation expense recognized in the six and three months ended June 30, 2006 with respect to the foregoing Synovus stock options included $4.6 million and $2.2 million, respectively, that would have been recognized in previous periods had the policy under SFAS No. 123R with respect to retirement eligibility been applied to awards granted prior to January 1, 2006. At June 30, 2006, there was total unrecognized compensation cost of approximately $33.1 million related to the unvested portion of share-based compensation arrangements involving shares of Synovus stock, and approximately $4.4 million related to the unvested portion of share-based compensation arrangements involving shares of TSYS stock.
As stock options for purchase of Synovus common stock are exercised and non-vested shares vest, Synovus recognizes a tax benefit which is recorded as a component of surplus within shareholders’ equity. Synovus recognized a tax benefit in the amount of $5.3 million and $6.3 million for the six months ended June 30, 2006 and 2005, respectively, and recognized a tax benefit in the amount of $2.8 million and $2.0 million for the three months ended June 30, 2006 and 2005, respectively.
Stock Option Awards
The weighted-average grant-date fair value of stock options granted to key Synovus employees during the six months ended June 30, 2006 and 2005 was $6.40 and $7.06, respectively, and during the three months ended June 30, 2006 and 2005 was $6.52 and $6.95, respectively. The fair value of the option grants was determined using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,		Three Months Ended June 30
	2006	2005	2006	2005
Risk-free interest rate	4.47%	4.14%	4.82%	4.07%
Expected stock price volatility	24.87	21.37	24.61	20.40
Dividend Yield	2.80	2.44	2.80	2.40
Expected life of options	5.8 years	8.6 years	6.0 years	8.5 years

The expected volatility for stock option awards in 2006 was determined with equal weighting of implied volatility and historical volatility. For awards prior to 2006, it was determined using implied volatility. The expected life for stock options granted during the six months ended June 30, 2006 was determined using the “simplified” method, as prescribed by the Securities and Exchange Commission’s (SEC’s) Staff Accounting Bulletin No. 107. Option awards for plan participants who met the early retirement provisions, as described above, on the grant-date were assigned an expected life of 5 years and all other option awards were assigned an expected life of 6 years.
A summary of stock options outstanding (including performance-accelerated stock options as described below) as of June 30, 2006 and changes during the six months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term	Value
Outstanding at January 1, 2006	25,546,776	$22.66
Granted	866,466	27.66
Assumed in connection with acquisitions	877,915	8.93
Exercised	(1,790,022)	18.47
Forfeited or expired	(161,412)	27.51

Outstanding at June 30, 2006	25,339,723	$22.60	4.94 Years	$105,904,781

Exercisable at June 30, 2006	13,878,879	$21.11	3.88 Years	$78,674,354

During the first six months of 2006, a total of 2,477,793 stock options vested with a weighted-average grant-date fair value of $5.38. The intrinsic value of stock options exercised during the six months ended June 30, 2006 was $16.0 million. At June 30, 2006, there was approximately $27.4 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average remaining period of 1.39 years.
During the six months ended June 30, 2005, Synovus granted 2,571,053 stock options to key Synovus officers. The exercise price for these grants was equal to the market price on the date of grant. Accordingly, no compensation expense was recorded for stock options granted during the six months ended June 30, 2005 under the intrinsic-value based method as described above. The intrinsic value of stock options exercised during the six months ended June 30, 2005 was $15.7 million.
Synovus has granted performance-accelerated stock options to certain key executives. The exercise price per share is equal to the fair market value at the date of grant. The options are exercisable in equal installments when the per share market price of Synovus common stock exceeds $40, $45, and $50. However, all options may be exercised after seven years from the grant-date. The grant-date fair value is being amortized on a straight-line basis over seven years with the portion related to periods prior to 2006 having previously been included in pro forma disclosures and the portion related to periods from January 1, 2006 to the respective vesting dates being recognized in the results of operations.

Summary information regarding these performance-accelerated stock options is presented below. There were no performance-accelerated stock options granted during the six months ended June 30, 2006 or 2005.

			Options
Year Options	Number of	Exercise Price	Outstanding at
Granted	Stock Options	Per Share	June 30, 2006
2000	4,100,000	$17.69 – 18.06	4,100,000
2001	2,600,000	28.99	2,600,000

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
A summary of non-vested shares outstanding (excluding the 63,386 performance-vesting shares as described below) as of June 30, 2006 is presented below:

		Weighted-
		Average
		Grant-Date
Non-Vested Shares	Shares	Fair Value
Outstanding at January 1, 2006	82,583	$27.28
Granted	167,169	27.59
Vested	(5,220)	26.82
Forfeited or cancelled	(1,500)	27.54

Outstanding at June 30, 2006	243,032	$27.50

At June 30, 2006, there was approximately $5.5 million of total unrecognized compensation cost related to the foregoing non-vested share based compensation arrangements. This cost is expected to be recognized over a weighted-average remaining period of 1.9 years.
During the six months ended June 30, 2005, Synovus issued 66,083 non-vested shares to key Synovus executives and non-management members of its board of directors, with a weighted-average grant-date fair value of $26.87 per share.
Synovus granted 63,386 non-vested shares to a key executive with a performance-vesting schedule (performance-vesting shares) during the three months ended March 31, 2005. There were no performance-vesting shares granted in 2006 or during the three months ended June 30, 2005. These performance-vesting shares have seven one-year performance periods (2005-2011) during each of which the Compensation Committee establishes an earnings per share goal and, if such goal is attained during any performance period, 20% of the performance-vesting shares will vest. Compensation expense for each traunch of this grant is measured based on the quoted market value of Synovus’ stock as of the date that each period’s earnings per share goal is determined and is recorded as a charge to expense on a straight-line basis during each year in which the performance criteria is expected to be met.

The following is a summary of performance-vesting shares outstanding at June 30, 2006:

		Grant-Date
Performance-Vesting Shares	Shares	Fair Value
Outstanding at January 1, 2006	12,677	$26.82
Granted	12,677	27.72
Vested	(12,677)	26.82
Forfeited or cancelled	—	—

Outstanding at June 30, 2006	12,677	$27.72

At June 30, 2006, there was approximately $176,000 of total unrecognized compensation cost related to performance-vesting shares based on the quoted market price of Synovus’ stock at June 30, 2006. This cost is expected to be recognized over the remainder of 2006.
TSYS Share-Based Compensation
Total System Services, Inc. (TSYS), an 81% owned subsidiary, also grants share-based compensation to certain executives and non-employee directors in the form of options to purchase shares of TSYS common stock (TSYS stock options) or non-vested shares of TSYS common stock (TSYS non-vested shares), which are described below.
TSYS did not grant any TSYS stock options during the six months ended June 30, 2006 or 2005. At June 30, 2006, there were 1,370,000 TSYS stock options outstanding with a weighted-average exercise price of $15.15, weighted-average remaining contractual life of 2.5 years, and an aggregate intrinsic value of $13.5 million. Of these 1,370,000 stock options, 1,347,000 were exercisable at June 30, 2006 with a weighted-average exercise price of $14.94, a weighted-average remaining contractual life of 2.4 years, and an aggregate intrinsic value of $13.0 million. At June 30, 2006, there was approximately $102,000 of total unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a weighted-average period of 0.7 years.
During the six months ended June 30, 2006 and 2005, TSYS issued 150,775 and 95,815 TSYS non-vested shares with a grant-date fair value of $3.0 million and $2.2 million, respectively, to certain key executives and non-employee directors of TSYS. There were no non-vested TSYS shares issued during the three months ended June 30, 2006 and 2005. At June 30, 2006, there was approximately $4.0 million of total unrecognized compensation cost related to TSYS’ non-vested share based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.7 years.
Additionally, during the three months ended March 31, 2005, TSYS granted 126,087 TSYS non-vested shares to two key executives with a performance-vesting schedule (TSYS performance-vesting shares). There were no performance-vesting shares granted in 2006 or during the three months ended June 30, 2005. These performance-vesting shares have seven one-year performance periods (2005-2011) during each of which the Compensation Committee of TSYS’ Board of Directors establishes an earnings per share goal and, if such goal is attained during any performance period, 20% of the performance-vesting shares will vest. Compensation expense for each traunch of this grant is measured based on the quoted market value of TSYS’ stock as of the date that each period’s earnings per share goal is determined and is recorded as a charge to expense on a straight-line basis during each year in which the performance criteria is expected to be met. At June 30, 2006, there were 25,217 non-vested TSYS performance-vesting shares outstanding, with a weighted-average grant-date fair value of $20.00 per share. At June 30, 2006, there was approximately $252,000 of total unrecognized compensation cost related to

TSYS performance-vesting shares. This cost is expected to be recognized over the remainder of 2006.
Note 6 – Business Combinations
Effective on April 1, 2006, Synovus acquired all of the issued and outstanding common shares of Banking Corporation of Florida, the parent company of First Florida Bank (First Florida), headquartered in Naples, Florida. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of First Florida have been included in Synovus’ consolidated financial statements beginning April 1, 2006.
The aggregate purchase price was $83.2 million, consisting of 2,938,791 shares of Synovus common stock valued at $78.5 million, stock options valued at $4.7 million and $9,200 in direct acquisition costs. Synovus has not yet completed the allocation of the purchase price of this acquisition to the respective assets acquired, including identifiable intangible assets, and liabilities assumed.
The preliminary purchase price allocation is presented below:

(In thousands)	At April 1, 2006
Cash and due from banks	$2,614
Federal funds sold	4,782
Investments	5,655
Loans, net	342,509
Premises and equipment	2,317
Goodwill	43,532
Core deposits premium	906
Other assets	3,655

Total assets acquired	405,970

Deposits(A)	321,767
Other liabilities	1,046

Total liabilities assumed	322,813

Net assets acquired	$83,157

(a)  Includes time deposits in the amount of $232.4 million.
Effective on March 25, 2006, Synovus acquired all of the issued and outstanding common shares of Riverside Bancshares, Inc., the parent company of Riverside Bank (Riverside), headquartered in Marietta, Georgia. Concurrent with the acquisition, Riverside was merged into a subsidiary of Synovus, Bank of North Georgia. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Riverside Bancshares have been included in Synovus’ consolidated financial statements beginning March 25, 2006.
The aggregate purchase price was $171.3 million, consisting of 5,883,427 shares of Synovus common stock valued at $159.7 million, stock options valued at $11.4 million, and $100,500 in direct acquisition costs. Synovus has not yet completed the allocation of the purchase price of this acquisition to the respective assets acquired, including identifiable intangible assets, and liabilities assumed.
The preliminary purchase price allocation is presented below:

(In thousands)	At March 25, 2006
Cash and due from banks	$12,186
Investments	115,665
Loans, net	469,983
Premises and equipment	11,973
Goodwill	111,464
Core deposits premium	11,688
Other assets	16,815

Total assets acquired	749,774

Deposits(A)	491,739
Federal funds purchased	2,069
Securities sold under repurchase agreements	50,670
FHLB advances	27,318
Other liabilities	6,649

Total liabilities assumed	578,445

Net assets acquired	$171,329

(a)  Includes time deposits in the amount of $175.7 million.
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
On July 11, 2006, TSYS completed the acquisition of Card Tech, Ltd., a privately owned London-based payments firm, and related companies. TSYS paid aggregate consideration of approximately $58.0 million.
Note 7 – Operating Segments
Synovus has two reportable segments: Financial Services and Transaction Processing Services, which is comprised of TSYS. The Financial Services segment provides financial services including banking, financial management, insurance, mortgage and leasing services through 40 subsidiary banks and other Synovus offices in Georgia, Alabama, South Carolina, Florida, and Tennessee. TSYS provides electronic payment processing and other related services to card-issuing institutions in the United States, Mexico, Canada, Honduras, Puerto Rico and Europe. The significant accounting policies of the segments are described in the summary of significant accounting policies in the 2005 annual report previously filed on Form 10-K. All inter-segment services provided are charged at the same rates as those charged to unaffiliated customers. Such services are included in the results of operations of the respective segments and are eliminated to arrive at consolidated totals.

Segment information as of and for the six months ended June 30, 2006 and 2005, respectively, is presented in the following table:

		Financial
(In thousands)		Services	TSYS (a)	Eliminations		Consolidated
Interest income	2006	$937,206	3,554	(3,554	) (b)	$937,206
	2005	690,518	1,487	(1,524	) (b)	690,481
Interest expense	2006	391,043	78	(3,554	) (b)	387,567
	2005	227,956	122	(1,524	) (b)	226,554
Net interest income	2006	546,163	3,476	—		549,639
	2005	462,562	1,365	—		463,927
Provision for losses on loans	2006	38,083	—	—		38,083
	2005	42,106	—	—		42,106
Net interest income after provision	2006	508,080	3,476	—		511,556
for losses on loans	2005	420,456	1,365	—		421,821
Total non-interest income	2006	172,517	845,618	(8,507	) (c)	1,009,628
	2005	155,215	766,079	(9,892	) (c)	911,402
Total non-interest expense	2006	369,796	684,919	(8,507	) (c)	1,046,208
	2005	315,586	619,157	(9,892	) (c)	924,851
Income before income taxes	2006	310,801	164,175	(20,905	) (d)	454,071
	2005	260,085	148,287	(18,504	) (d)	389,868
Income tax expense	2006	110,656	56,111	—		166,767
	2005	93,263	51,411	—		144,674
Net income	2006	200,145	108,064	(20,905	) (d)	287,304
	2005	166,822	96,876	(18,504	) (d)	245,194
Total assets	2006	29,311,947	1,426,850	(211,710	) (e)	30,527,088
	2005	25,483,657	1,316,910	(87,273	) (e)	26,713,294

(a)	Includes equity in income of joint ventures which is included in non-interest income.

(b)	Interest on TSYS’ cash deposits with the Financial Services segment.

(c)	Principally, electronic payment processing and other services provided by TSYS to the Financial Services segment.

(d)	Minority interest in TSYS and GP Network Corporation (a TSYS subsidiary).

(e)	Primarily TSYS’ cash deposits with the Financial Services segment.

Segment information as of and for the three months ended June 30, 2006 and 2005, respectively, is presented in the following table:

		Financial
(In thousands)		Services	TSYS (a)	Eliminations		Consolidated
Interest income	2006	$497,713	2,034	(2,034	) (b)	$497,713
	2005	359,204	700	(729	) (b)	359,175
Interest expense	2006	212,499	45	(2,034	) (b)	210,510
	2005	122,768	71	(729	) (b)	122,110
Net interest income	2006	285,214	1,989	—		287,203
	2005	236,436	629	—		237,065
Provision for losses on loans	2006	18,534	—	—		18,534
	2005	22,823	—	—		22,823
Net interest income after provision	2006	266,680	1,989	—		268,669
for losses on loans	2005	213,613	629	—		214,242
Total non-interest income	2006	89,453	431,212	(2,912	) (c)	517,753
	2005	80,646	410,717	(5,071	) (c)	486,292
Total non-interest expense	2006	190,850	344,476	(2,912	) (c)	532,414
	2005	157,752	333,930	(5,071	) (c)	486,611
Income before income taxes	2006	165,283	88,725	(11,165	) (d)	242,843
	2005	136,507	77,416	(9,672	) (d)	204,251
Income tax expense	2006	58,899	31,147	—		90,046
	2005	49,060	26,731	—		75,791
Net income	2006	106,384	57,578	(11,165	) (d)	152,797
	2005	87,447	50,685	(9,672	) (d)	128,460
Total assets	2006	29,311,947	1,426,850	(211,710	) (e)	30,527,088
	2005	25,483,657	1,316,910	(87,273	) (e)	26,713,294

(a)	Includes equity in income of joint ventures which is included in non-interest income.

(b)	Interest on TSYS’ cash deposits with the Financial Services segment.

(c)	Principally, electronic payment processing and other services provided by TSYS to the Financial Services segment.

(d)	Minority interest in TSYS and GP Network Corporation (a TSYS subsidiary).

(e)	Primarily TSYS’ cash deposits with the Financial Services segment.

Segment information for the changes in the carrying amount of goodwill for the six months ended June 30, 2006 is shown in the following table:

	Financial
(In thousands)	Services		TSYS		Total
Balance as of December 31, 2005	$345,517		112,865		458,382
Goodwill acquired during period	155,594	(1)(2)	23		155,617
Impairment losses	—		—		—
Other	—		(6,498	)(3)	(6,498)

Balance as of June 30, 2006	$501,111		106,390		607,501

(1)	Synovus acquired all of the issued and outstanding shares of GLOBALT, Inc. on May 31, 2002. The terms of the merger agreement provide for contingent consideration based on a percentage of a multiple of earnings before interest, income taxes, depreciation and other adjustments, as defined in the agreement (EBTDA), for each of the three years ending December 31, 2004, 2005 and 2006. The contingent consideration is payable by February 15th of each year subsequent to the respective calendar year for which the EBTDA calculation is made. The fair value of the contingent consideration is recorded as an addition to goodwill. On February 15, 2005, Synovus recorded additional contingent consideration of $226,000, which was based on 4% of a multiple of GLOBALT’s EBTDA for the year ended December 31, 2004. On February 15, 2006, Synovus recorded additional contingent consideration of $585,000, which was based on 7% of a multiple of GLOBALT’s EBTDA for the year ended December 31, 2005.

(2)	Goodwill acquired during the six months ended June 30, 2006 included $111.5 million resulting from the Riverside acquisition on March 25, 2006 and $43.5 million resulting from the First Florida acquisition on April 1, 2006. See Note 6 for additional information regarding these acquisitions.

(3)	On March 1, 2005, TSYS completed the acquisition of TSYS Acquiring. During the first quarter of 2006, TSYS recorded a final adjustment to the purchase price allocation, which resulted in a $6.5 million decrease in goodwill (see Note 6 for additional information regarding this acquisition).

Intangible assets (excluding goodwill) net of accumulated amortization as of June 30, 2006 and December 31, 2005, respectively, are presented in the table below.

(In thousands)	June 30, 2006	December 31, 2005
Purchased trust revenues	$2,783	2,924
Core deposit premiums	33,800	23,550
Employment contracts / non-competition agreements	300	460
Acquired customer contracts	3,271	3,913
Intangibles associated with the acquisition of minority interest in TSYS	1,944	2,087
Customer relationships	10,650	11,700
Other	146	233

Total carrying value	$52,894	44,867

Note 8 – Dividends per Share
Dividends declared per share for the quarter ended June 30, 2006 were $0.1950, up 6.8% from $0.1825 for the second quarter of 2005. For the six months ended June 30, 2006, dividends declared per share were $0.390, an increase of 6.8% from $0.365 for the same period in 2005.
Note 9 – Guarantees and Indemnifications
TSYS has entered into processing and licensing agreements with clients that include intellectual property indemnification clauses. TSYS generally agrees to indemnify its clients, subject to certain exceptions, against legal claims that TSYS’ services or systems infringes on certain third party patents, copyrights or other proprietary rights. In the event of such a claim, TSYS is generally obligated to hold the client harmless and pay for related losses, liabilities, costs and expenses, including, without limitation, court costs and reasonable attorney’s fees. TSYS has not made any indemnification payments in relation to these indemnification clauses.
Synovus has not recorded a liability for guarantees or indemnities in the accompanying consolidated balance sheets since the maximum amount of potential future payments under such guarantees and indemnities is not determinable.
Note 10 – Other
Certain amounts in 2005 have been reclassified to conform to the presentation adopted in 2006.

ITEM 2 — MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Executive Summary
The following financial review provides a discussion of Synovus’ financial condition, changes in financial condition, and results of operations.
About Our Business
Synovus is a diversified financial services holding company, based in Columbus, Georgia, with more than $30 billion in assets. Synovus operates two business segments: the Financial Services and the Transaction Processing Services segments. The Financial Services segment provides integrated financial services including banking, financial management, insurance, mortgage and leasing services through 40 subsidiary banks and other Synovus offices in five southeastern states. At June 30, 2006, our subsidiary banks ranged in size from $59.6 million to $5.8 billion in total assets. The Transaction Processing Services segment provides electronic payment processing services through our 81% owned subsidiary Total System Services, Inc. (TSYS), one of the world’s largest companies for outsourced payment services. Our ownership in TSYS gives us a unique business mix; for the first six months of 2006, 54% of our consolidated revenues and 30% of our net income came from TSYS.
Our Key Financial Performance Indicators
In terms of how we measure success in our business, the following are our key financial performance indicators:

Financial Services

• Loan Growth	• Credit Quality

• Deposit Growth	• Fee Income Growth

• Net Interest Margin	• Expense Management

TSYS
• Revenue Growth	• Expense Management
2006 Financial Performance Highlights
Consolidated
•	Net income of $152.8 million, up 18.9%, and $287.3 million, up 17.2% for the three and six months ended June 30, 2006 as compared to the same periods in 2005.

•	Diluted earnings per share of $0.47 for the three months ended June 30, 2006 and $0.90 for the six months ended June 30, 2006, up 15.0% and 14.8%, respectively, over the same periods a year ago.

•	The 2006 financial results include the impact of incremental (as compared to 2005) share-based compensation related to expensing the fair value of stock options and non-vested shares. This incremental expense resulted from the adoption of Statement of Financial Accounting Standards No. 123R “Share-Based Payment,” effective January 1, 2006 as well as an increased utilization of non-vested shares as an alternative to stock options. The incremental share-based compensation expense represented 2.3 cents per diluted share for the six months ended June 30, 2006.

•	Effective April 1, 2006, Synovus completed the acquisition of Banking Corporation of Florida (First Florida). The acquisition resulted in the addition of $342.5 million in net loans and $321.8 million in total deposits.

•	Effective March 25, 2006, Synovus completed the acquisition of Riverside Bancshares, Inc. (Riverside). The acquisition resulted in the addition of $470.0 million in net loans and $491.7 million in total deposits.

•	The first quarter of 2006 results include a reduction of income tax expense of $3.7 million in connection with the completion of a tax examination for the tax years 2000 through 2003.
Financial Services
•	Net income growth: 21.7% and 20.0 % for the three and six months ended June 30, 2006, respectively, over the corresponding periods in the prior year.

•	Net interest margin: 4.39% and 4.36 % for the three and six months ended June 30, 2006, respectively, as compared to 4.15% and 4.13% for the same periods in 2005.

•	Loan growth: 15.5% increase from June 30, 2005 (11.5% excluding the impact of the First Florida and the Riverside acquisitions).

•	Credit quality measures remained strong:
•	Non-performing assets ratio of 0.48%, compared to 0.46% at December 31, 2005 and 0.51% at June 30, 2005.

•	Past dues over 90 days and still accruing interest as a percentage of total loans of 0.08%, compared to 0.07% at December 31, 2005 and 0.08 % at June 30, 2005.

•	Total past dues and still accruing interest as a percentage of total loans of 0.47% compared to 0.44% at December 31, 2005 and 0.59% at June 30, 2005.

•	Net charge-off ratio of 0.17% for the second quarter of 2006 compared to 0.27% for the first quarter of 2006, and 0.37% for the second quarter of 2005, and 0.21% compared to 0.30% for the first six months of 2006 and 2005, respectively.
•	Deposit growth: 14.7% increase from a year ago (14.3% growth excluding brokered time deposits and 9.9% growth excluding brokered time deposits and the impact of the First Florida and the Riverside acquisitions)

•	Fee income: up 10.9% for the quarter and 11.1% for first six months of 2006 compared to the corresponding periods in the prior year.

•	Non-Interest expenses up by 21.0% for the quarter and 17.2% for the first six months of 2006 over the corresponding periods in the prior year (15.5% and 12.8% increases excluding the impact of share-based compensation and the Riverside and First Florida acquisitions).

TSYS
•	Revenue growth before reimbursable items: 3.5% and 10.0% for the three and six months ended June 30, 2006 over the corresponding periods in the prior year.

•	Expense growth before reimbursable items: 1.3% and 10.0% for the three and six months ended June 30, 2006 over the corresponding periods in the prior year.

•	Net income growth: 13.4% and 11.4% for the three months and six months ended June 30, 2006, respectively, over the corresponding periods in the prior year.
Other highlights at TSYS include:
•	TSYS expanded its global footprint with the acquisition of London-based Card Tech, Ltd. in July of 2006.

•	TSYS reached a long-term agreement with Wachovia Corporation, the No. 4 bank-holding company in the U.S., to provide core processing and other related services in support of their re-entry into the consumer credit card line of business.

•	TSYS announced that its Board of Directors approved a share repurchase plan to purchase up to 2 million shares of TSYS common stock over the next 2 years.

•	TSYS entered the healthcare payments market by signing a long-term agreement with Exante Bank, a wholly-owned subsidiary of UnitedHealth Group, Inc., to provide a broad range of payment processing and related services.
2006 Earnings Outlook
Synovus expects its earnings per share growth for 2006 to be at the upper end of the 12% to 14% range, based in part upon the following assumptions:
•	The Federal Reserve is at or near the end of its interest rate increase cycle.

•	A favorable credit environment.

•	TSYS’ earnings growth in the 21% to 23% range.

•	Incremental (as compared to 2005) share-based compensation expense of approximately 5 cents per diluted share.
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
Balance Sheet
Effective on April 1, 2006 Synovus completed the acquisition of Banking Corporation of Florida, the parent company of First Florida Bank, (First Florida) headquartered in Naples, Florida. Effective on March 25, 2006, Synovus completed the acquisition of Riverside Bancshares, Inc., the parent company of Riverside Bank (Riverside), headquartered in Marietta, Georgia. The comparison of Synovus’ consolidated balance sheet at June 30, 2006 to December 31, 2005 is impacted by the First Florida and the Riverside acquisitions. The more significant of the changes were the net loans addition of $812.5 million, the investment securities addition of $121.3 million, the goodwill addition of $155.0 million, and the deposits addition of $813.5 million.
During the first six months of 2006, total assets increased $2.91 billion, and excluding the impact of the aforementioned acquisitions, total assets increased $1.75 billion. The more significant increases consisted of loans, net of unearned income, up $2.27 billion, federal funds sold and securities purchased under resale agreements up $134.7 million, investment securities available for sale up $179.2 million, and goodwill up $149.2 million.
Providing the necessary funding for the balance sheet growth during the first six months of 2006, the core deposit base (excluding brokered time deposits) grew $1.43 billion, brokered time deposits grew $838,600, federal funds purchased and securities sold under repurchase agreements increased $815.6 million, and shareholders’ equity increased $424.1 million. These increases were partially offset by a $512.1 million decrease in long-term debt.
Loans
Compared to June 30, 2005, total loans grew by 15.5%, and excluding the impact of acquisitions, total loans grew by $2.3 billion, or 11.5%. On a sequential quarter basis, total loans outstanding grew by $1.24 billion or 11.2% annualized. Excluding the impact of the First Florida acquisition, total loans grew by $907.4 million or 16.6% annualized.
The tables on pages 27 and 28 illustrate the composition of the loan portfolio (classified by loan purpose) as of June 30, 2006. The commercial real estate portfolio totals $14.6 billion, which represents 61.9% of the total loan portfolio. Loans for the purpose of financing investment properties total $4.1 billion, which is only 17.3% of the total loan portfolio, or less than one-third of the total commercial real estate portfolio. The investment properties loan category includes $746.9 million in loans in the Atlanta market. This amount represents 3.2% of the total loan portfolio, or 5.1% of the total commercial real estate portfolio. The primary source of repayment on investment property loans is the income from the underlying property (e.g., hotels, office buildings, shopping centers, and apartment units’ rental income), with the collateral as the secondary source of repayment. Additionally, in almost all cases, these loans are made on a recourse basis, which provides another source of repayment. Among other factors, the underwriting of these loans is evaluated by determining the impact of higher interest rates, as well as lower occupancy rates, on the borrower’s ability to service debt.
Commercial loans for the purpose of financing 1-4 family properties represent $5.2 billion or 21.9% of the total loan portfolio, and 35.4% of the total commercial real estate portfolio. The

1-4 family properties category includes $1.5 billion in loans in the Atlanta market, which is 6.3% of the total loan portfolio, or 28.9% of the 1-4 family properties category.
Included in total commercial real estate loans are $4.2 billion in commercial and industrial related real estate loans. These loans are categorized as owner-occupied and other property loans in the tables shown on pages 27 and 28. These loans represent 17.6% of the total loan portfolio, or 28.4% of the total commercial real estate portfolio. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization (e.g., accounting; legal and medical services; retailers; manufacturers and wholesalers). These loans typically carry the personal guarantees of the principals of the business.
Commercial and industrial (C&I) loans represent $5.5 billion or 23.4% of the total loan portfolio at June 30, 2006. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization (e.g., accounting; legal and medical services; retailers; manufacturers and wholesalers). These loans typically carry the personal guarantees of the principals of the business. These loans are diversified by geography, industry, and loan type. While Synovus has not experienced strong growth in C&I loans in recent years, Synovus is implementing a C&I growth strategy that is beginning to be reflected in the second quarter results as well as the commercial loan pipeline.
Consumer loans at June 30, 2006 total $3.5 billion, representing 14.9% of the total loan portfolio. Overall, consumer loans have experienced moderate growth on both sequential quarter and year over year basis, led principally by growth in consumer mortgages and home equity lines. Credit card balances are up slightly over the prior year following the normal seasonal decline in the first quarter of 2006.
Credit Quality
Credit quality measures remained strong. The non-performing assets ratio was 0.48% at June 30, 2006 compared to 0.46% at December 31, 2005 and 0.51% at June 30, 2005. Total non-performing assets were $114.4 million at June 30, 2006, up $15.8 million from December 31, 2005. This increase included a commercial and industrial loan of approximately $7.6 million that was placed on non-accrual status during the second quarter of 2006 as well as approximately $4.1 million in non-performing assets that were added as a result of 2006 acquisitions. The quality of our commercial real estate portfolio remains strong with a non-performing loan ratio of only 0.25% of total commercial real estate loans at June 30, 2006. This compares to an overall non-performing loan ratio for the total loan portfolio of 0.38%. The year-to-date net charge-off ratio for the first six months of 2006 was 0.17% compared to 0.37% for the same period of 2005. We expect that the net charge-off ratio for the year will be under 0.30%.
Past due levels remained very favorable, with total loans past due (and still accruing interest) at 0.47% of loans. Loans 90 days past due and still accruing interest at June 30, 2006 were $19.3 million, or 0.08% of total loans, compared to 0.07% at December 31, 2005 and 0.08% at June 30, 2005. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments on the loans. Management further believes the resolution of these delinquencies will not cause a material increase in non-performing assets.
The allowance for loan losses is $313.7 million, or 1.33% of net loans, at June 30, 2006 compared to $289.6 million, or 1.35% of net loans, at December 31, 2005. The allowance to non-performing loans coverage was 353% at June 30, 2006, compared to 352% at

December 31, 2005.
The provision for losses on loans was $18.5 million for the second quarter of 2006 compared to $19.5 million for the first quarter of 2006 and $22.8 million for the second quarter of 2005. For the first six months of 2006, the provision for loan losses was $38.1 million compared to $42.1 million for the same period in 2005. For the first six months of 2006, total provision expense covered net charge-offs by 1.59 times compared to 1.39 times for the same period a year ago.

(Dollars in thousands)	June 30, 2006	December 31, 2005
Non-performing loans	$88,805	$82,175
Other real estate	25,634	16,500

Non-performing assets	$114,439	$98,675

Loans 90 days past due and still accruing	$19,340	$16,023

As a % of loans	0.08%	0.07%

Allowance for loan losses	$313,694	$289,612

Allowance for loan losses as a % of loans	1.33%	1.35%

As a % of loans and other real estate:
Non-performing loans	0.38%	0.38%
Other real estate	0.10	0.08

Non-performing assets	0.48%	0.46%

Allowance to non-performing loans	353.24%	352.43%

Management continuously monitors non-performing and past due loans, to prevent further deterioration regarding the condition of these loans. Management is not aware of any material loans classified for regulatory purposes as loss, doubtful, or substandard that have been excluded from the determination of non-performing assets or impaired loans. Management further believes non-performing assets and impaired loans include all material loans in which doubts exist as to the collectibility of amounts due according to the contractual terms of the loan agreement.

     The following table shows the composition of the loan portfolio and non-performing loans (classified by loan purpose) as of June 30, 2006.

(Dollars in thousands)				% of
			Total	Total
		% of	Non-	Non-
		Total Loans	performing	performing
Loan Type	Total Loans	Outstanding	Loans	Loans
Commercial Real Estate

Multi-Family	$528,278	2.2%	$214	0.2%
Hotels	674,971	2.9	1,485	1.7
Office Buildings	850,826	3.6	3,928	4.4
Shopping Centers	692,452	2.9	—	—
Commercial Development	942,220	4.0	1,795	2.0

Other Investment Property	409,371	1.7	74	0.1

Total Investment Properties	4,098,118	17.3	7,496	8.4

1-4 Family Construction	2,120,870	9.0	2,349	2.6
1-4 Family Perm /Mini-Perm.	1,180,088	5.0	5,438	6.1
Residential Development	1,882,508	8.0	1,293	1.5

Total 1-4 Family Properties	5,183,466	21.9	9,080	10.2

Land Acquisition	1,205,548	5.1	4,934	5.6

Total Investment-Related Real Estate	10,487,132	44.3	21,510	24.2

Owner-Occupied	2,940,952	12.4	10,047	11.3
Other Property	1,221,842	5.2	5,053	5.7

Total Commercial Real Estate	14,649,926	61.9	36,610	41.2

Commercial & Industrial	5,547,533	23.4	43,291	48.8

Home Equity Lines	1,245,895	5.3	1,519	1.7
Consumer Mortgages	1,493,278	6.3	4,479	5.0
Credit Cards	266,233	1.1	—	—
Other Consumer Loans	511,398	2.2	2,906	3.3

Total Consumer	3,516,804	14.9	8,904	10.0

Unearned Income	(52,299)	(0.2)	—	—

Total	$23,661,964	100.0%	$88,805	100.0%

     The following table compares the composition of the loan portfolio at June 30, 2006, December 31, 2005 and June 30, 2005.

(Dollars in thousands)	Total Loans			Total Loans
			2Q06		2Q06
			vs		vs
			4Q05		2Q05
	June 30,	Dec. 31,	% change	June 30,	% change
Loan Type	2006	2005	(1)(2)	2005	(2)
Commercial Real Estate

Multi-Family	$528,278	$527,710	0.2%	$526,820	0.3%
Hotels	674,971	680,301	(1.6)	804,316	(16.1)
Office Buildings	850,826	747,493	27.9	786,262	8.2
Shopping Centers	692,452	656,949	10.9	628,701	10.1
Commercial Development	942,220	867,217	17.4	803,494	17.3
Other Investment Property	409,371	372,911	19.7	330,992	23.7

Total Investment Properties	4,098,118	3,852,581	12.9	3,880,585	5.6

1-4 Family Construction	2,120,870	1,552,338	73.9	1,372,556	54.5
1-4 Family Perm /Mini-Perm.	1,180,088	1,095,155	15.6	1,087,763	8.5
Residential Development	1,882,508	1,496,436	52.0	1,219,186	54.4

Total 1-4 Family Properties	5,183,466	4,143,929	50.6	3,679,505	40.9

Land Acquisition	1,205,548	1,049,041	30.1	913,488	32.0

Total Investment- Related Real Estate	10,487,132	9,045,551	32.1	8,473,578	23.8

Owner-Occupied	2,940,952	2,699,431	18.0	2,335,195	25.9
Other Property	1,221,842	1,115,094	19.3	1,202,920	1.6

Total Commercial Real Estate	14,649,926	12,860,076	28.1	12,011,693	22.0

Commercial & Industrial	5,547,533	5,231,150	12.2	5,235,982	6.0

Home Equity Lines	1,245,895	1,187,205	10.0	1,131,195	10.1
Consumer Mortgages	1,493,278	1,372,134	17.8	1,338,095	11.6
Credit Cards	266,233	268,348	(1.6)	257,427	(3.4)
Other Consumer Loans	511,398	521,521	(3.9)	549,207	(6.9)

Total Consumer	3,516,804	3,349,208	10.1	3,275,924	7.4

Unearned Income	(52,299)	(48,087)	17.7	(43,765)	19.5

Total	$23,661,964	$21,392,347	21.4%	$20,479,834	15.5%

(1)	Percentage changes are annualized.

(2)	The percentage change comparison to prior periods is impacted by the First Florida and Riverside acquisitions, which were completed on April 1, 2006 and March 25, 2006, respectively. First Florida and Riverside contributed approximately $346 million and $482 million, respectively, in total loans. Excluding the impact of these two acquisitions, the year-to-date annualized growth is 13.6%, while the year-over-year growth is 11.5%.

Deposits
Total deposits at June 30, 2006 were $23.1 billion, a $2.27 billion increase from December 31, 2005. Total deposits excluding brokered time deposits increased by $1.43 billion from December 31, 2005. The June 30, 2006 balance sheet includes $321.8 million in deposits added as a result of the First Florida acquisition and $491.7 million in deposits added as a result of the Riverside acquisition completed on April 1, 2006 and March 24, 2006, respectively. Excluding the impact of the First Florida and Riverside acquisitions plus brokered time deposits, total deposits increased by $617.2 million, or 6.71% annualized from December 31, 2005. This growth was driven by strong growth in money market accounts and time deposits. The growth in money market and time deposit balances reflects a continued shift in customer preference towards this type of deposits. Customers have become more interest rate sensitive as the overall level of market rates has increased.
Compared to a year ago, total deposits grew by 14.7%. Excluding the impact of the First Florida and Riverside acquisitions, and brokered time deposits, total deposits grew by 9.9% over the prior year. This growth was led by increases in both time deposits and money market accounts, with increases excluding the impact of acquisitions of 20.0% and 15.8%, respectively.
On a sequential quarter basis, average core deposits (excluding brokered time deposits) grew at an annualized rate of 23.4%. Excluding the impact of acquisitions, average core deposits grew at an annualized rate of 7.3%. The primary contributors to this growth were money market accounts and time deposits, which grew at an annualized rate of 27.4% and 38.3%, respectively, and excluding acquisitions, grew at an annualized rate of 14.2% and 12.7%, respectively.
Capital Resources and Liquidity
Synovus has always placed great emphasis on maintaining a strong capital base and continues to exceed regulatory capital requirements. Additionally, based on internal calculations and previous regulatory exams, each of the subsidiary banks is currently in compliance with regulatory capital guidelines. Total risk-based capital was $4.06 billion at June 30, 2006, compared to $3.70 billion at December 31, 2005. The ratio of total risk-based capital to risk-weighted assets was 14.10% at June 30, 2006 compared to 14.23% at December 31, 2005. The leverage ratio was 10.39% at June 30, 2006 compared to 9.99% at December 31, 2005. The equity-to-assets ratio was 11.05% at June 30, 2006 compared to 10.68% at year-end 2005.
Synovus’ management, operating under liquidity and funding policies approved by the Board of Directors, actively analyzes and manages the liquidity position in coordination with the subsidiary banks. Management must ensure that adequate liquidity, at a reasonable cost, is available to meet the cash flow needs of depositors, borrowers, and creditors. Management constantly monitors and maintains appropriate levels of assets and liabilities so as to provide adequate funding sources to meet estimated customer withdrawals and future loan requests. Subsidiary banks have access to overnight federal funds lines with various financial institutions, which total approximately $3.7 billion and can be drawn upon for short-term liquidity needs. Banking liquidity and sources of funds have not changed significantly since December 31, 2005.
The Parent Company requires cash for various operating needs including dividends to shareholders, acquisitions, capital infusions into subsidiaries, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the subsidiary banks. As a short-term liquidity source, the Parent Company has access to a $25 million line of credit with an unaffiliated banking organization. Synovus had no borrowings outstanding on this line of credit at June 30, 2006.
The consolidated statements of cash flows detail cash flows from operating, investing, and financing activities. For the six months ended June 30, 2006, operating activities provided net cash of $288.8 million, investing activities used $1.81 billion, and financing activities provided $1.53 billion, resulting in an increase in cash and due from banks of $6.3 million.
Earning Assets, Sources of Funds, and Net Interest Income
Average total assets for the first six months of 2006 were $28.7 billion, up 11.4% over the first six months of 2005, or 9.4% excluding acquisitions. Average earning assets were up 12.3% in the first six months of 2006 over the same period last year, or 10.1% excluding acquisitions, and represented 89.1% of average total assets, or 89.0% excluding acquisitions. When compared to the same period last year, average deposits increased $2.41 billion, average federal funds purchased and securities sold under repurchase agreements increased $255.7 million, average long-term debt decreased $249.3 million, and average shareholders’ equity increased $478.6 million. Excluding acquisitions, average deposits increased $1.97 billion, average federal funds purchased and securities sold under repurchase agreements increased $228.2 million, average long-term debt decreased $264.2 million, and average shareholders’ equity increased $344.1 million. This growth provided the funding for $2.38 billion growth in average net loans and $383.7 million growth in average investments, or $1.95 billion and $316.6 million, respectively excluding the impact of acquisitions.
Net interest income for the six months ended June 30, 2006 was $549.6 million up $85.7 million, or 18.5%, over $463.9 million for the six months ended June 30, 2005. Net interest income for the three months ended June 30, 2006 was $287.2 million, an increase of $50.1 million, or 21.2%, over $237.1 million for the three months ended June 30, 2005.
The net interest margin was 4.36% for the six months ended June 30, 2006, up 23 basis points from the six months ended June 30, 2005. The increase was driven by a 141 basis point increase in loan yields. A significant increase in variable rate loan yields, primarily due to a 199 basis point increase in the average prime rate, was the main contributor to the increased loan yields. Earning asset yields increased by 127 basis points, which was partially offset by a 104 basis point increase in the effective cost of funds. The increase in the effective cost of funds was primarily due to an increase in the cost of variable rate deposits and short-term wholesale funding, the most significant of which were a 168 basis point increase in money market rates and a 200 basis point increase in the rate on federal funds purchased and securities sold under repurchase agreements.
On a sequential quarter basis, net interest income increased by $24.8 million (approximately $13.3 million increase excluding the impact of current year acquisitions), while the net interest margin increased 7 basis points to 4.39%. The yield on earning assets increased by 35 basis points, which was due to a 39 basis point increase in loan yields resulting from a 47 basis point increase in the average prime rate for the quarter. The effective cost of funds increased 28 basis points for the quarter. This increase was primarily driven by higher rates on money market accounts and short-term wholesale funding plus an upward repricing of certificates of deposit.
For the remainder of 2006, Synovus anticipates that its net interest margin will remain near the level of the second quarter. This assumption anticipates that interest rates will be relatively stable for the remainder of the year.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below:

	2006		2005
	Second	First	Fourth	Third	Second
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Interest Earning Assets
Taxable Investment Securities	$3,008,122	2,823,306	2,713,238	2,611,048	2,556,964
Yield	4.21%	4.08	3.87	3.75	3.78
Tax-Exempt Investment Securities	$202,676	201,432	208,265	215,096	220,109
Yield	6.73%	6.86	6.90	7.08	6.87
Trading Account Assets	$47,398	37,659	26,006	19,143	—
Yield	5.72%	7.42	6.97	3.84	—
Commercial Loans	$19,746,392	18,377,498	17,881,828	17,342,794	17,090,893
Yield	7.98%	7.58	7.25	6.83	6.47
Consumer Loans	$875,171	835,520	845,251	840,746	833,071
Yield	8.09%	7.89	7.87	7.83	7.37
Mortgage Loans	$1,071,477	1,039,741	1,036,041	1,015,396	1,022,169
Yield	6.82%	6.67	6.44	6.31	6.47
Credit Card Loans	$260,010	260,251	257,691	253,985	249,491
Yield	10.81%	10.81	10.19	10.07	10.03
Home Equity Loans	$1,231,592	1,188,153	1,167,361	1,149,255	1,100,010
Yield	7.69%	7.30	6.85	6.32	5.92
Allowance for Loan Losses	$(307,674)	(294,817)	(286,846)	(281,505)	(278,734)

Loans, Net	$22,876,968	21,406,345	20,901,326	20,320,671	20,016,900
Yield	8.06%	7.67	7.35	6.95	6.61
Mortgage Loans Held for Sale	$132,605	117,085	121,665	137,116	108,929
Yield	7.08%	6.61	6.48	6.54	6.41
Federal Funds Sold and Time Deposits with Banks	$139,924	118,772	119,606	135,735	133,399
Yield	5.07%	4.42	4.26	3.55	3.10

Total Interest Earning Assets	$26,407,692	24,704,601	24,090,106	23,438,809	23,036,301
Yield	7.58%	7.23	6.94	6.58	6.28

Interest Bearing Liabilities
Interest Bearing Demand Deposits	$3,040,292	3,004,244	2,989,754	2,939,524	2,990,725
Rate	1.81%	1.63	1.39	1.25	1.12
Money Market Accounts	$6,196,865	5,800,154	5,619,551	5,421,961	4,968,113
Rate	4.00%	3.55	3.13	2.75	2.31
Savings Deposits	$573,776	535,475	534,533	561,550	568,279
Rate	0.69%	0.47	0.40	0.38	0.38
Time Deposits under $100,000	$2,738,528	2,501,504	2,408,591	2,318,085	2,249,590
Rate	3.92%	3.55	3.28	2.99	2.71
Time Deposits over $100,000 (less brokered time deposits)	$3,362,304	3,067,094	2,864,382	2,700,297	2,534,846
Rate	4.44%	4.01	3.67	3.35	3.04

Total Interest Bearing Core Deposits	$15,911,765	14,908,471	14,416,811	13,941,417	13,311,553
Rate	3.54%	3.15	2.80	2.50	2.16
Brokered Time Deposits	$2,740,674	2,364,383	2,443,105	2,611,091	2,689,079
Rate	4.57%	4.24	3.89	3.52	3.21

Total Interest Bearing Deposits	$18,652,438	17,272,854	16,859,916	16,552,508	16,000,632
Rate	3.69%	3.30	2.96	2.66	2.34
Federal Funds Purchased and Other Short-Term Borrowings	$1,772,113	1,530,099	939,008	687,055	1,255,755
Rate	4.76%	4.28	3.72	3.03	2.75
Long-Term Debt	$1,586,586	1,774,804	2,184,538	2,302,328	1,981,235
Rate	4.42%	4.62	4.44	4.34	4.01

Total Interest Bearing Liabilities	$22,011,138	20,577,757	19,983,462	19,541,891	19,237,622
Rate	3.83%	3.48	3.16	2.87	2.54

Net Interest Margin	4.39%	4.32	4.32	4.18	4.15

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the six months ended June 30, 2006 and 2005 are presented below:

	Six Months Ended June 30,
(dollars in thousands)	2006	2005

Interest Earning Assets
Taxable Investment Securities	$2,916,216	2,555,203
Yield	4.15%	3.76
Tax-Exempt Investment Securities	$202,057	221,950
Yield	6.79%	6.90
Trading Account Assets	$42,565	—
Yield	6.47%	—
Commercial Loans	$19,065,726	16,856,133
Yield	7.79%	6.31
Consumer Loans	$855,455	839,869
Yield	8.00%	7.39
Mortgage Loans	$1,055,696	1,024,329
Yield	6.75%	6.28
Credit Card Loans	$260,130	248,015
Yield	10.82%	10.21
Home Equity Loans	$1,209,992	1,068,786
Yield	7.50%	5.74
Allowance for Loan Losses	$(301,281)	(274,815)

Loans, Net	$22,145,719	19,762,317
Yield	7.87%	6.46
Mortgage Loans Held for Sale	$124,888	98,292
Yield	6.86%	6.30
Federal Funds Sold and Time Deposits with Banks	$129,407	126,664
Yield	4.78%	2.72

Total Interest Earning Assets	$25,560,852	22,764,427
Yield	7.41%	6.13

Interest Bearing Liabilities
Interest Bearing Demand Deposits	$3,022,367	2,985,564
Rate	1.72%	1.04
Money Market Accounts	$5,999,605	4,861,713
Rate	3.79%	2.11
Savings Deposits	$554,732	562,487
Rate	0.58%	0.31
Time Deposits under $100,000	$2,620,394	2,223,832
Rate	3.75%	2.59
Time Deposits over $100,000 (less brokered time deposits)	$3,215,792	2,464,293
Rate	4.23%	2.91

Total Interest Bearing Core Deposits	$15,412,890	13,097,890
Rate	3.35%	2.02
Brokered Time Deposits	$2,553,568	2,588,728
Rate	4.42%	3.08

Total Interest Bearing Deposits	$17,966,458	15,686,617
Rate	3.50%	2.19
Federal Funds Purchased and Other Short-Term Borrowings	$1,651,774	1,397,787
Rate	4.54%	2.53
Long-Term Debt	$1,680,175	1,929,484
Rate	4.53%	3.93

Total Interest Bearing Liabilities	$21,298,407	19,013,888
Rate	3.66%	2.40

Net Interest Margin	4.36%	4.13

The tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.
The following table summarizes interest income for the six and three months ended June 30, 2006 and 2005.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005
Interest income	$937,206	690,481	497,713	359,175
Taxable-equivalent adjustment	2,962	3,211	1,478	1,588

Interest income, Taxable-equivalent	940,168	693,692	499,191	360,763
Interest expense	387,567	226,554	210,510	122,110

Net interest income, Taxable-equivalent	$552,601	467,138	288,681	238,653

Non-Interest Income
Total non-interest income during the six and three months ended June 30, 2006 increased $98.2 million, or 10.8%, and $31.5 million, or 6.5%, over the same periods a year ago, respectively. For the six and three months ended June 30, 2006 compared, excluding reimbursable items, the increase in non-interest income was 10.2% and 6.0%, over the same periods in 2005, respectively.
Financial Services:
Total non-interest income for the Financial Services segment for the six and three months ended June 30, 2006 was $172.5 million and $89.5 million, up 11.1% and 10.9% from the same periods in 2005, respectively.
Service charges on deposit accounts, the single largest component of Financial Services fee income, were $56.1 million and $29.4 million for the six and three months ended June 30, 2006, up 2.1% and 5.0% from the same periods in 2005, respectively. Service charges on deposit accounts consist of non-sufficient funds (NSF) fees (which represent 67.2% and 66.1% of the total for the six and three months ended June 30, 2006), account analysis fees, and all other service charges. Declines in account analysis fees and all other service charges of 9.5% and 8.2% for the six months ended June 30, 2006, and 3.3% and 9.4% for the three months ended June 30, 2006, respectively, were offset by an increase in NSF fees.
NSF fees for the six months ended June 30, 2006 were $37.1 million, an increase of $2.9 million, or 8.6%, over the same period in 2005. NSF fees of $19.7 million for the second quarter of 2006 increased by $2.4 million, or 14.0%, compared to the first quarter of 2006, and increased by $2.1 million, or 12.2% compared to the second quarter of 2005. Account analysis fees decreased by $751,200, or 9.5% to $7.2 million for the six months ended June 30, 2006. Account analysis fees were $3.7 million for the quarter, a decrease of $126,000, or 3.3%, from the second quarter of 2005. The decrease in account analysis fees, as compared to 2005, is mainly due to higher earnings credits on commercial demand deposit accounts (DDA). All other service charges on deposit accounts, which consist primarily of monthly fees on consumer DDA and saving accounts, were $11.9 million for first six months of 2006, down 8.2% from the first six months of 2005, and were $5.9 million for the second quarter of 2006, down 9.4% from the second quarter of 2005. The decrease is largely due to continued growth in the number of checking accounts with no monthly service charge.
Bankcard fees increased 21.7% to $21.5 million for the first six months of 2006, and increased 16.2% to $11.0 million for the second quarter of 2006, as compared to the same periods in 2005, respectively. Financial management services revenues (which primarily consists of fiduciary and asset management fees, brokerage and investment banking revenue and customer interest rate swap revenue which is included in other fee income) increased 15.4% to $40.4 million for the six months ended June 30, 2006, and increased 15.1% to $20.3 million, as compared to the same periods in 2005. Growth in financial management services revenues was led by customer interest rate swap revenues from the new capital markets unit, which is included in other fee income, as well as increases in fiduciary and asset management fees and brokerage and investment banking revenue. Mortgage banking income grew by 4.9% and 9.1% for the three and six months ended June 30, 2006 over the same periods in 2005.
During the second quarter of 2006, Synovus recognized a pre-tax gain of approximately $2.5 million resulting from the redemption of shares of MasterCard International (MasterCard) held by Synovus. The redemption related to MasterCard’s initial public offering which was completed on May 25, 2006. These shares were initially received in connection with MasterCard’s conversion from a membership association to a private share corporation, which occurred in 2002.
Transaction Processing Services:
TSYS’ revenues are derived from providing electronic payment processing and related services to financial and non-financial institutions, generally under long-term processing contracts. TSYS’ services are provided primarily through its cardholder systems, TS2 and TS1, to financial institutions and other organizations throughout the United States, Mexico, Canada, Honduras, Puerto Rico, and Europe. TSYS currently offers merchant services to financial institutions and other organizations through its wholly owned subsidiary, TSYS Acquiring Solutions, L.L.C. (TSYS Acquiring), and its majority owned subsidiary, GP Network Corporation (GP Net).
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
Accounts on File
TSYS provides services to its clients including processing consumer, retail, commercial, government services, stored-value and debit cards. Average accounts on file for the six months ended June 30, 2006 were 427.5 million, an increase of 15.0% over the average of 371.8 million for the same period in 2005. Total accounts on file at June 30, 2006 were 366.5 million, a 5.7% decrease compared to the 388.6 million accounts on file at June 30, 2005. The change in accounts on file from June 2005 to June 2006 included the deconversion of approximately 86.3 million accounts, the purging/sales of 12.3 million accounts, the addition of approximately 36.5 million accounts attributable to the internal growth of existing clients, and approximately 40.0 million accounts from new clients.
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
TSYS’ processing agreement with Bank of America provides that Bank of America may terminate its agreement with TSYS for consumer credit card services upon the payment of a termination fee, the amount of which is dependent on several factors. Based upon the expected October 2006 deconversion date, this fee is estimated to be approximately $69 million. As a result of the expected deconversion in October 2006, TSYS is accelerating the amortization of approximately $6 million in contract acquisition costs. The loss of Bank of America, or any significant client, could have a material adverse effect on TSYS and Synovus’ financial position, results of operations, and cash flows. Synovus and TSYS’ management believe that the loss of revenues from the Bank of America consumer card portfolio for the months of 2006 subsequent to the expected deconversion, combined with decreased expenses from the reduction in hardware and software and the redeployment of personnel, should not have a material adverse effect on the TSYS or Synovus’ financial position, results of operations or cash flows for the year ending December 31, 2006. However, TSYS’ management believes that the termination fee associated with the Bank of America deconversion, offset by the loss of processing revenues subsequent to the deconversion and the acceleration of amortization of contract acquisition costs, will have a positive effect on TSYS’ financial position, results of operations and cash flows for the year ending December 31, 2006.
For the six months ended June 30, 2006, revenues from Bank of America were $198.1 million, which represented approximately 23.5% and 12.7% of TSYS and Synovus’ total revenues, respectively. For the three months ended June 30, 2006, revenues from Bank of America were $101.8 million, which represented approximately 23.7% and 12.6% of TSYS and Synovus’ total revenues, respectively. These amounts consist of processing revenues for consumer, commercial and merchant services as well as reimbursable items. Of the $198.1 million and $101.8 million for the six and three months ended June 30, 2006, approximately $72.1 million, or 36.4%, and $36.6 million, or 35.9% was derived from Bank of America for reimbursable items, respectively. For the six months ended June 30, 2006, Bank of America accounted for approximately $126.0 million, or 18.7% of TSYS’, and 9.1% of Synovus’ revenues before reimbursable items. For the three months ended June 30, 2006, Bank of America accounted for approximately $65.2 million, or 19.0% of TSYS’, and 9.1% of Synovus’ revenues before reimbursable items. The majority of the increase in revenues derived from Bank of America for 2006, as compared to 2005, is the result of including TSYS Acquiring’s revenues for merchant services from Bank of America.
For the six and three months ended June 30, 2006, TSYS had another major customer that accounted for approximately 10.5%, or $88.0 million, and approximately 10.1%, or $43.3 million, respectively, of TSYS’ total revenues. For the six and three months ended June 30, 2005, this client accounted for 8.5%, or $64.5 million, and approximately 7.3%, or $29.8 million, respectively, of TSYS’ total revenues. The loss of this client, or any significant client, could have a material adverse effect on TSYS or Synovus’ financial position, results of operations and cash flows.
Electronic Payment Processing Services
Revenues from electronic payment processing services increased $34.0 million, or 8.1%, and $18.7 million, or 8.7%, for the six and three months ended June 30, 2006, respectively, compared to the same periods in 2005. Electronic payment processing revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, government services and commercial card accounts. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow.
On October 13, 2004, TSYS finalized a definitive agreement with JPMorgan Chase & Co. (Chase) to service the combined card portfolios of Chase Card Services and to upgrade Chase’s card-processing technology. Pursuant to the agreement, TSYS converted the consumer accounts of Chase to the modified version of TS2 in July 2005. TSYS expects to maintain the card-processing functions of Chase Card Services for at least two years. Chase Card Services then has the option to either extend the processing agreement for up to five additional two-year periods or migrate the portfolio in-house, under a perpetual license of a modified version of TS2 with a six-year payment term. TSYS expects that Chase will discontinue its processing agreement according to the original schedule and will license TSYS’ processing software in 2007.

In August 2005, TSYS finalized a five year definitive agreement with Capital One Financial Corporation (Capital One) to provide processing services for its North American portfolio of consumer and small business credit card accounts. TSYS plans to complete the conversion of Capital One’s portfolio from its in-house processing system to TS2 in phases, beginning in July 2006 and ending in early 2007. TSYS expects to maintain the card processing functions of Capital One for at least five years. After a minimum of three years of processing with TSYS, the agreement provides Capital One the opportunity to license TS2 under a long-term payment structure.
Current 2006 earnings estimates assume that TSYS will recognize revenues and costs associated with converting, processing and servicing the Capital One portfolio beginning in the fourth quarter of 2006.
In July 2003, Sears and Citigroup announced an agreement for the sale by Sears to Citigroup of the Sears credit card and financial services businesses. For the three months ended June, 2006, TSYS’ revenues from the agreement with Sears represented less than 10% of TSYS’ consolidated revenues. The TSYS/Sears agreement granted to Sears the one-time right to market test TSYS’ pricing and functionality after May 1, 2004, which right was exercised by Citigroup. In June 2005, TSYS announced that Citigroup would move the Sears consumer MasterCard and private-label accounts from TSYS in a deconversion that occurred in June 2006. TSYS expects to continue supporting commercial card accounts for Citibank, as well as Citibank’s Banamex USA consumer accounts, according to the terms of the existing agreements for those portfolios. TSYS’ management believes that the loss of revenues from the Sears portfolio for the months of 2006 subsequent to the deconversion, combined with decreased expenses from the reduction in hardware and software and the redeployment of personnel, will not have a material adverse effect on TSYS’ financial position, results of operations or cash flows for the year ending December 31, 2006.
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
Revenues from merchant services consist of revenues generated by TSYS’ wholly owned subsidiary, TSYS Acquiring, and its majority owned subsidiary, GP Net. Merchant services revenue for the three and six months ended June 30, 2006 was $65.8 million and $129.8 million, respectively, compared to $68.7 million and $95.8 million for the same periods last year. The increase for the six months ended June 30, 2006 is attributable to the consolidation of TSYS Acquiring’s results effective March 1, 2005. Prior to the acquisition of TSYS Acquiring, TSYS’ revenues included fees TSYS charged to TSYS Acquiring for back-end processing support.
Revenues from merchant services are down for the three months ended June 30, 2006, as compared to the same period in 2005, as the result of closing a sales office for point of sale systems and services during the first quarter of 2006. TSYS Acquiring is also experiencing a reduction of revenues in certain products and services.
TSYS Acquiring’s results are driven by the transactions processed at the point-of-sale and the number of outgoing transactions. TSYS Acquiring’s primary point-of-sale service deals with authorizations and data capture transactions primarily through dial-up or the Internet.
Other Transaction Processing Services Revenues
Revenues from TSYS’ other transaction processing services consist primarily of revenues generated by TSYS’ wholly owned subsidiaries not included in electronic payment processing services or merchant services, as well as TSYS’ business process management services. Revenues from other services increased $1.1 million, or 2.5%, for the three months ended June 30, 2006, as compared to the same period in 2005. Revenues from other services decreased $2.3 million, or 2.4%, for the six months ended June 30, 2006, as compared to the same period last year. Other services revenue for the second quarter of 2006 decreased as a result of lower volume for attorney services and bankruptcy, which was offset by greater growth in redemption services from Enhancement Services Corporation (ESC). Other services revenues for the six months ended June 30, 2006 decreased primarily due to the loss of call center revenue.
Equity in Income of Equity Investments
TSYS’ share of income from its equity in equity investments was $1.0 million and $590,000 for the three months ended June 30, 2006 and 2005, respectively. TSYS’ share of income from its equity in equity investments was $1.9 million and $4.3 million for the three and six months ended June 30, 2006 and 2005, respectively. The decrease for first six months of 2006 is primarily attributable to the purchase of the remaining 50% interest in TSYS Acquiring on March 1, 2005 and the consideration of TSYS Acquiring’s operating results in TSYS’ statement of income. Refer to Note 6 in the Notes to Unaudited Consolidated Financial Statements for more information on the acquisition of TSYS Acquiring. These amounts are reflected as a component of other operating income in the Consolidated Statements of Income.
Non-Interest Expense
For the six and three months ended June 30, 2006, total non-interest expense increased $121.4 million, or 13.1%, and $45.8 million, or 9.4%, over the same periods in 2005, respectively. Excluding reimbursable items, the increase was 13.0% and 9.5% over the same periods in the prior year, respectively. Management analyzes non-interest expense in two separate segments: Financial Services and Transaction Processing Services.

The following table summarizes non-interest expense for the six months ended June 30, 2006 and 2005, respectively.

	Six months ended		Six months ended
(In thousands)	June 30, 2006(*)		June 30, 2005(*)
		Transaction		Transaction
	Financial	Processing	Financial	Processing
	Services	Services	Services	Services
Salaries and other personnel expense	$221,400	240,613	181,467	217,219
Net occupancy and equipment expense	48,333	148,865	43,259	132,217
Other operating expenses	100,063	126,329	90,860	120,938
Reimbursable items	—	169,112	—	148,783

Total non-interest expense	$369,796	684,919	315,586	619,157

The following table summarizes non-interest expense for the three months ended June 30, 2006 and 2005, respectively.

	Three months ended		Three months ended
(In thousands)	June 30, 2006(*)		June 30, 2005(*)
		Transaction		Transaction
	Financial	Processing	Financial	Processing
	Services	Services	Services	Services
Salaries and other personnel expense	$113,951	120,032	90,720	118,104
Net occupancy and equipment expense	24,835	74,663	21,712	67,127
Other operating expenses	52,064	63,407	45,320	69,524
Reimbursable items	—	86,374	—	79,175

Total non-interest expense	$190,850	344,476	157,752	333,930

(*)	The added totals are greater than the consolidated totals due to inter-segment balances which are eliminated in consolidation.
Financial Services:
Financial Services’ non-interest expense increased by 17.2% and 21.0% for the six and three months ended June 30, 2006 compared to the same periods in the previous year, respectively. The 2006 results include the impact of expensing stock options beginning January 1, 2006, which resulted in an expense of $7.9 million and $3.1 million for the six and three months ended June 30, 2006, respectively. Additionally, the 2006 financial results reflect a higher level of expenses related to non-vested stock awards, as these have now become the primary form of stock-based compensation. Excluding the impact of stock options, the incremental impact (as compared to 2005 levels) of non-vested stock expense and acquisitions competed in 2006, total non-interest expense increased by 12.8% and 15.5% for the six and three months ended June 30, 2006, respectively. Key drivers of the increase in non-interest expense also include increased employment expenses associated with additional employees, annual compensation adjustments, and higher levels of incentive compensation. Additionally, investments in additional branch locations (approximately 12 branches in the past 18 months) and incremental expenses associated with our retail strategy contributed to the increase.

Total headcount for the Financial Services segment at June 30, 2006 was 7,066 compared to 6,639 at December 31, 2005 and 6,564 at June 30, 2005. Total headcount at June 30, 2006 included the addition of 87 team members as a result of the Riverside acquisition on March 24, 2006, and 63 team members as a result of the First Florida acquisition on April 1, 2006.
Transaction Processing Services:
Total non-interest expense increased 10.6% and 3.2% for the six and three months ended June 30, 2006, compared to the same periods in 2005. The increase in expense includes a decrease of $4.0 million and $3.0 million for the six and three months ended June 30, 2006, respectively, related to the effects of currency translation of TSYS’ foreign-based subsidiaries and branches. Excluding reimbursable items, total non-interest expense increased 10.0% and 1.3% for the six and three months ended June 30, 2006, respectively, compared to the same periods in 2005. The increases are due to changes in each of the expense categories as described below.
Salaries and other personnel expenses increased $23.4 million, or 10.8%, and $1.9 million, or 1.6%, for the six and three months ended June 30, 2006 compared to the same periods in 2005, respectively. The 2006 results include the impact of expensing stock options beginning January 1, 2006, which resulted in an expense of $3.5 million for the six months ended June 30, 2006 and $1.7 million for the second quarter of 2006. Of the $23.4 million increase for the first six months of 2006, $11.8 million is the result of employee related expenses of TSYS Acquiring. In addition, the change in employment expenses is associated with normal salary increases and related benefits, offset in part by the level of employment costs capitalized as software development and contract acquisition costs. The growth in employment expenses included a decrease in the accrual for performance-based incentive benefits. Such accrual for performance-based incentive benefits decreased by $8.0 million and $7.3 million for the six and three months ended June 30, 2006.
At June 30, 2006, TSYS had 6,549 employees compared to 6,698 at December 31, 2006 and 6,475 at June 30, 2005.
Net occupancy and equipment expense increased $16.6 million, or 12.6%, and $7.5 million, or 11.2%, for the six and three months ended June 30, 2006 over the same periods in 2005, respectively. Of the $16.6 million increase for the six months ended June 30, 2006, $5.7 million is the result of occupancy and equipment related expenses of TSYS Acquiring.
Depreciation and amortization increased for the six and three months ended June 30, 2006, as compared to the same periods in 2005, as a result of the depreciation and amortization associated with TSYS Acquiring, as well as the acceleration of amortization of software licenses that are under processing capacity agreements, commonly referred to as millions of instructions per second (MIPS) agreements. These licenses are amortized using a units-of-production basis. As a result of deconversions scheduled later this year and next year, TSYS’ total future MIPS are expected to decline, resulting in an increase in software amortization for the periods prior to the deconversion dates. Additionally, TSYS recognized impairment losses on developed software of $3.1 million in the first quarter of 2005.
Other operating expenses for the six months ended June 30, 2006 increased $5.4 million, or 4.5%, as compared to the same period in 2005, and declined by $6.1 million for the second quarter of 2006 as compared to the second quarter of 2005. The net increase of $5.4 million for the first six months of 2006 includes $8.0 million of other operating related expenses of TSYS Acquiring.

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
Income Tax Expense
For the second quarter of 2006, income tax expense was $90.0 million, compared to $75.8 million for the second quarter of 2005. For the six months ended June 30, 2006, income tax expense was $166.8 million compared to $144.7 million for the same period in 2005. The effective tax rate for the second quarter of both 2006 and 2005 was 37.1%. The effective tax rate for the six months ended June 30, 2006 was 36.7% compared to 37.1% for the same period in 2005 and 37.3% for the year ended December 31, 2005.
In the normal course of business, Synovus is subject to examinations from various tax authorities. These examinations may alter the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. During the three months ended March 31, 2006, Synovus received notices of adjustment relating to taxes due for the years 2000 through 2003. As a result, Synovus recorded a reduction in previously recorded income tax liabilities of $3.7 million, which reduced income tax expense (net of minority interest) for the three months ended March 31, 2006.
Synovus continually monitors and evaluates the potential impact of current events and circumstances on the estimates and assumptions used in the analysis of its income tax positions, and, accordingly, Synovus’ effective tax rate may fluctuate in the future. Based on our current estimates, we believe that Synovus’ effective income tax rate for the remainder of 2006 will be approximately 37% to 38%.
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
Columbus Bank and Trust Company (“CB&T”), a wholly owned banking subsidiary of Synovus, and CompuCredit Corporation (“CompuCredit”) have agreed to an Assurance of Discontinuance (“Agreement”) with the New York State Attorney General’s office regarding allegations that CB&T and CompuCredit were in violation of New York state law with respect to identified marketing, servicing and collection practices pertaining to the Aspire credit card program. CB&T issues Aspire credit cards that are marketed and serviced by CompuCredit.
Among other things, the Agreement provides for a civil penalty of $500,000 and requires specified restitution to cardholders. While the amount of restitution cannot be precisely determined at this time, it is expected that the total aggregate restitution will be approximately $11 million in the form of account credits by CompuCredit which will be netted against the cardholder’s current account indebtedness and which is expected to result in a cash payment of no more than $2.0 million.
Synovus and CB&T will not incur any financial loss in connection with the Agreement as CompuCredit has agreed to be responsible for all amounts to be paid pursuant to the Agreement. A provision of the Affinity Agreement between CB&T and CompuCredit, pursuant to which CB&T issues the Aspire credit card, generally requires CompuCredit to indemnify CB&T for losses incurred as a result of the failure of the Aspire credit card program to comply with applicable law. Synovus is subject to a per event 10% share of any such loss, but Synovus’ 10% payment obligation is limited to a cumulative total of $2 million for all losses incurred. CompuCredit waived Synovus’ 10% payment obligation in connection with the Agreement.
In addition, the FDIC is currently conducting an investigation of the policies, practices and procedures used by CB&T in connection with the credit card programs offered pursuant to the Affinity Agreement with CompuCredit. CB&T is cooperating with the FDIC’s investigation. Synovus cannot predict the eventual outcome of the FDIC’s investigation; however, it is possible that the investigation could result in material changes to CB&T’s policies, practices and procedures in connection with the credit card programs offered pursuant to the Affinity Agreement. At this time, management of Synovus does not expect the ultimate resolution of the investigation to have a material adverse effect on its consolidated financial condition, results of operations or cash flows as a result of the expected performance by CompuCredit of its indemnification obligations described in the paragraph above.
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
In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
FIN 48 provides a two-step process in the evaluation of a tax position. The first step is recognition. A company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including a resolution of any related appeals or litigation processes, based upon the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
FIN 48 is effective for fiscal years beginning after December 15, 2006. Synovus is currently evaluating the impact of adopting FIN 48 on its financial position, results of operations and cash flows, but has yet to complete its assessment.
Forward-Looking Statements
Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”). These forward-looking statements include, among others, statements regarding: (i) the expected financial impact of recent accounting pronouncements, including the expected after-tax expense for both option and restricted stock awards in 2006; (ii) the estimated periods for recognizing expenses associated with stock based compensation; (iii) management’s belief with respect to legal proceedings and other claims, including management’s expectation that the ultimate resolution of the FDIC’s investigation of the policies, practices and procedures used by CB&T in connection with the credit card programs offered pursuant to its Affinity Agreement with CompuCredit will not have a material adverse effect on its consolidated financial condition, results of operation or cash flows as a result of the expected performance by CompuCredit of its indemnification obligations under the Affinity Agreement; (iv) TSYS’ expectation that it will deconvert Bank of America’s consumer accounts in October of 2006; (v) TSYS’ expectation that it will continue to process commercial card accounts for Citibank, as well as Citibank’s Banamex USA consumer accounts; (vi) TSYS’ expectation that it will maintain the card-processing functions of Chase for at least two years and that Chase will discontinue its processing agreement according to the original schedule and license TSYS’ processing software in 2007; (vii) TSYS’ expectation that it will continue providing commercial and small business card processing for Bank of America and MBNA, as well as merchant processing for Bank of America; (viii) the estimated termination fee to be paid by Bank of America in connection with termination of its processing agreement; (ix) Synovus and TSYS’ belief that the loss of revenues from the Bank of America consumer card portfolio for 2006 should not have a material adverse effect on Synovus or TSYS for 2006 and that the payment of the termination fee associated with the deconversion should have a positive effect on TSYS for 2006; (x) TSYS’ expectation that it will convert Capital One’s portfolio in phases beginning in July 2006 and ending in early 2007; (xi) TSYS’ expectation that it will maintain card processing functions of Capital One for at least five years; (xii) TSYS’ belief that the loss of revenue from the Sears portfolio for 2006 should not have a material adverse effect on TSYS for 2006; (xiii) management’s expectation that the net charge-off ratio for the year will be under 0.30%; (xiv) management’s belief with respect to the existence of sufficient collateral for past due loans, the resolution of certain loan delinquencies and the inclusion of all material loans in which doubt exists as to collectibility in nonperforming assets and impaired loans; (xv) management’s expectation that the net interest margin for the remainder of 2006 will be approximately the level of the second quarter; (xvi) management’s belief that Synovus is beginning to achieve a more neutral position with respect to rate sensitivity and its expectation that measured asset sensitivity will be reduced; (xvii) Synovus’ expected growth in earnings per share for 2006 and the assumptions underlying such statements, including, with respect to Synovus’ expected increase in earnings per share for 2006, the Federal Reserve is at or near the end of its interest rate increase cycle; the credit environment will remain favorable; TSYS’ earnings growth will be in the 21% — 23% range; and the incremental (as compared to 2005) share-based compensation expense will be approximately 5 cents per diluted share. In addition, certain statements in future filings by Synovus with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, efficiency ratios and other financial terms; (ii) statements of plans and objectives of Synovus or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
These statements are based on the current beliefs and expectations of Synovus’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus’ ability to control or predict. These factors include, but are not limited to: (i) competitive pressures arising from aggressive competition from other financial service providers; (ii) factors that affect the delinquency rate of Synovus’ loans and the rate at which Synovus’ loans are charged off; (iii) changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which Synovus is perceived in such markets, including a reduction in our debt ratings; (iv) TSYS’ inability to achieve its earnings goals for 2006; (v) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted may be different than expected; (vi) the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board; (vii) inflation, interest rate, market and monetary fluctuations; (viii) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (ix) changes in consumer spending, borrowing, and saving habits; (x) technological changes are more difficult or expensive than anticipated; (xi) acquisitions are more difficult to integrate than anticipated; (xii) the ability to increase market share and control expenses; (xiii) the effect of changes in governmental policy, laws and regulations, or the interpretation or application thereof, including restrictions, limitations and/or penalties arising from banking, securities and insurance laws, regulations and examinations; (xiv) the impact of the application of and/or the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies; (xv) changes in Synovus’ organization, compensation, and benefit plans; (xvi) the costs and effects of litigation, regulatory investigations or similar matters, or adverse facts and developments related thereto; (xvii) a deterioration in credit quality or a reduced demand for credit; (xviii) Synovus’ inability to successfully manage any impact from slowing economic conditions or consumer spending; (xix) TSYS does not maintain the card-processing functions of Chase and Capital One for at least two and five years, respectively, as expected; (xx) the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients; (xxi) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection; (xxii) the impact on Synovus’ business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (xxiii) the success of Synovus at managing the risks involved in the foregoing.
These forward-looking statements speak only as of the date on which the statements are made, and Synovus does not intend to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

ITEM 3 — QUANTITATIVE AND
QUALITATIVE DISCLOSURES ABOUT
MARKET RISK
During the first six months of 2006, Synovus maintained an asset sensitive interest rate risk position. This position was maintained in anticipation of further moderate increases in short term interest rates. In anticipation of the end of the Federal Reserve interest rate increase cycle, Synovus has been gradually reducing this asset sensitive positioning. Synovus, while continuing to maintain a modest measured asset sensitive position, believes it is beginning to achieve a more neutral position with respect to rate sensitivity. Synovus expects to continue to opportunistically reduce its measured asset sensitivity, primarily through the use of receive fixed interest rate swaps.
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
Synovus models its baseline net interest income forecast assuming an unchanged or flat interest rate environment. Synovus has modeled the impact of a gradual increase and decrease in short-term rates of 100 basis points to determine the sensitivity of net interest income for the next twelve months. In the gradual 100 basis point decrease scenario, net interest income is expected to decrease by approximately 1.0%, as compared to an unchanged interest rate environment. In the gradual 100 basis point increase scenario, net interest income is expected to increase by approximately 1.2%, as compared to an unchanged interest rate environment. While these estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions and their impact on loan and deposit pricing would be expected to have a significant impact on the realized level of net interest income. Actual realized balance sheet growth and mix would also impact the realized level of net interest income.

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
ITEM 1A – RISK FACTORS
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
ITEM 2 – UNREGISTERED SALES OF EQUITY
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
The following table sets forth information regarding Synovus’ purchases of its common stock on a monthly basis during the three months ended June 30, 2006:

					Maximum
				Total Number of	Number of Shares
				Shares Purchased	That May Yet Be
				as Part of	Purchased Under
	Total Number of		Average Price Paid	Announced Plans	the Plans or
Period	Shares Purchased		per Share	or Programs	Programs
April 2006	225	(1)	$27.38	—	—
May 2006	238	(1)	27.64	—	—
June 2006	371	(1)	26.60	—	—

Total	834	(1)	$27.11	—	—

(1)	Consists of delivery of previously owned shares to Synovus in payment of the exercise price of stock options.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual shareholders’ meeting was held on April 27, 2006. Following is a summary of the proposals that were submitted to the shareholders for approval and a tabulation of the votes with respect to each proposal.
Proposal I
The proposal was to elect seven directors as Class III directors of Synovus to serve until the 2009 Annual Meeting of Shareholders (As Proposal I was approved, the following directors listed in the chart below will serve until the 2007 Annual Meeting of Shareholders). Daniel P. Amos, Richard E. Anthony, James H. Blanchard, C. Edward Floyd, Gardiner W. Garrard, Jr., V. Nathaniel Hansford, Alfred W. Jones III, Mason H. Lampton, Elizabeth C. Ogie, H. Lynn Page, Melvin T. Stith and James D. Yancey also continued to serve as directors following the annual meeting.

Nominee	Votes For	Withheld Authority to Vote
Richard Y. Bradley	2,088,402,171	469,369,779
Frank W. Brumley	2,447,324,879	110,447,071
Elizabeth W. Camp	2,513,246,166	44,525,784
T. Michael Goodrich	2,513,642,858	44,129,092
John P. Illges, III	2,512,622,942	45,149,008
J. Neal Purcell	2,513,744,752	44,027,198
William B. Turner, Jr.	1,914,627,141	643,144,809
Proposal II
The proposal was to amend Synovus’ Articles of Incorporation and Bylaws to declassify the Board of Directors so that each member of the Board of Directors will be elected at the annual meeting of shareholders for a term of one year.

	For	Against	Abstain
Votes	2,510,165,528	23,272,202	24,337,214

Proposal III
The proposal was to approve the Synovus Financial Corp. Executive Cash Bonus Plan.

	For	Against	Abstain
Votes	2,463,122,868	66,057,365	28,594,692

Proposal IV
The proposal was to ratify the appointment of KPMG LLP as the independent auditor to audit the consolidated financial statements of Synovus and its subsidiaries for the fiscal year ended December 31, 2006.

	For	Against	Abstain
Votes	2,494,649,795	42,763,237	20,361,933

Proposal V
The proposal was to approve a shareholder proposal that director nominees be elected to the Board of Directors by a majority of votes cast at an annual meeting of shareholders.

				Broker
	For	Against	Abstain	Non-Vote
Votes	552,009,741	1,306,648,640	36,373,734	662,742,861

ITEM 6 — EXHIBITS

(a) Exhibits	Description
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

Date: August 9, 2006	BY:	/s/ Thomas J. Prescott Thomas J. Prescott
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report