Form 10-Q
period 2006-09-30
SYNOVUS FINANCIAL CORP
filed 2006-11-09
CIK 18349

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	October 31, 2006

Common Stock, $1.00 Par Value	324,982,277 shares

SYNOVUS FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
(In thousands, except share data)	2006	2005

ASSETS
Cash and due from banks	$790,602	880,886
Interest earning deposits with banks	17,444	2,980
Federal funds sold and securities purchased under resale agreements	308,300	68,922
Trading account assets	15,031	27,322
Mortgage loans held for sale	158,690	143,144
Investment securities available for sale	3,269,889	2,958,320

Loans, net of unearned income	24,192,596	21,392,347
Allowance for loan losses	(319,973)	(289,612)

Loans, net	23,872,623	21,102,735

Premises and equipment, net	723,974	669,425
Contract acquisition costs and computer software, net	403,702	431,849
Goodwill, net	681,720	458,382
Other intangible assets, net	50,900	44,867
Other assets	1,052,007	831,840

Total assets	$31,344,882	27,620,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing retail and commercial deposits	$3,659,629	3,700,750
Interest bearing retail and commercial deposits	17,103,778	14,798,845

Total retail and commercial deposits	20,763,407	18,499,595
Brokered time deposits	3,199,157	2,284,770

Total deposits	23,962,564	20,784,365
Federal funds purchased and securities sold under repurchase agreements	1,582,037	1,158,669
Long-term debt	1,363,519	1,933,638
Other liabilities	654,742	597,698

Total liabilities	27,562,862	24,474,370

Minority interest in consolidated subsidiaries	218,073	196,973

Shareholders’ equity:
Common stock — $1.00 par value. Authorized 600,000,000 shares; issued 330,473,586 in 2006 and 318,301,275 in 2005; outstanding 324,812,048 in 2006 and 312,639,737 in 2005	330,474	318,301
Surplus	1,009,976	686,447
Treasury stock – 5,661,538 shares in 2006 and 2005	(113,944)	(113,944)
Unearned compensation	—	(3,126)
Accumulated other comprehensive loss	(7,519)	(29,536)
Retained earnings	2,344,960	2,091,187

Total shareholders’ equity	3,563,947	2,949,329

Total liabilities and shareholders’ equity	$31,344,882	27,620,672

See accompanying Notes to Consolidated Financial Statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2006	2005	2006	2005

Interest income:
Loans, including fees	$1,357,044	988,474	493,083	355,574
Investment securities	100,144	79,929	35,624	27,194
Trading account assets	2,104	185	720	185
Mortgage loans held for sale	6,393	5,333	2,119	2,241
Federal funds sold and securities purchased under resale agreements	4,949	2,859	2,002	1,160
Interest earning deposits with banks	202	113	81	58

Total interest income	1,470,836	1,076,893	533,629	386,412

Interest expense:
Deposits	518,491	281,689	206,320	110,772
Federal funds purchased and securities sold under repurchase agreements	55,942	22,756	18,780	5,252
Long-term debt	54,162	63,696	15,927	25,563

Total interest expense	628,594	368,141	241,027	141,587

Net interest income	842,242	708,752	292,602	244,825
Provision for losses on loans	56,473	61,745	18,390	19,639

Net interest income after provision for losses on loans	785,769	647,007	274,212	225,186

Non-interest income:
Electronic payment processing services	683,499	644,070	231,753	223,123
Merchant acquiring services	195,318	170,009	65,548	74,208
Other transaction processing services revenue	136,401	137,868	44,812	44,030
Service charges on deposit accounts	85,983	83,593	29,860	28,598
Fiduciary and asset management fees	35,090	33,342	11,868	11,167
Brokerage and investment banking revenue	20,009	17,871	6,502	5,801
Mortgage banking income	22,419	21,604	8,440	8,276
Bankcard fees	32,921	27,406	11,394	9,713
Securities gains (losses), net	(2,118)	598	(982)	—
Other fee income	28,667	23,537	9,679	8,217
Other operating income	28,309	28,905	9,878	12,599

Non-interest income before reimbursable items	1,266,498	1,188,803	428,752	425,732
Reimbursable items	267,825	227,975	99,187	79,644

Total non-interest income	1,534,323	1,416,778	527,939	505,376

Non-interest expense:
Salaries and other personnel expense	717,825	612,120	256,220	213,695
Net occupancy and equipment expense	297,700	274,245	100,504	98,772
Other operating expenses	314,518	315,922	98,994	113,300

Non-interest expense before reimbursable items	1,330,043	1,202,287	455,718	425,767
Reimbursable items	267,825	227,975	99,187	79,644

Total non-interest expense	1,597,868	1,430,262	554,905	505,411

Minority interest in subsidiaries’ net income	31,311	27,810	10,406	9,306

Income before income taxes	690,913	605,713	236,840	215,845
Income tax expense	249,543	226,527	82,774	81,853

Net income	$441,370	379,186	154,066	133,992

Net income per share:
Basic	$1.38	1.22	0.48	0.43

Diluted	1.37	1.20	0.47	0.43

Weighted average shares outstanding:
Basic	320,063	311,204	323,657	311,842

Diluted	322,860	314,648	326,834	315,336

Dividends declared per share	$0.59	0.55	0.20	0.18

See accompanying Notes to Consolidated Financial Statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

						Accum-
						ulated
						Other
						Compre-
					Unearned	hensive
	Shares	Common		Treasury	Compen-	Income	Retained
(In thousands, except per share data)	Issued	Stock	Surplus	Stock	sation	(Loss)	Earnings	Total
Balance at December 31, 2004	315,636	$315,636	628,396	(113,944)	(106)	8,903	1,802,404	2,641,289
Net Income							379,186	379,186
Other comprehensive income, net of tax:
Net unrealized gain on cash flow hedges						789		789
Change in unrealized gains (losses) on investment securities available for sale, net of reclassification adjustment						(18,125)		(18,125)
Loss on foreign currency translation						(6,230)		(6,230)

Other comprehensive income						(23,566)		(23,566)

Comprehensive income								355,620

Cash dividends declared – $0.55 per share							(170,607)	(170,607)
Issuance of non-vested stock	130	130	3,346		(3,476)			—
Stock-based compensation expense					989			989
Stock options exercised	2,171	2,171	34,760					36,931
Stock option tax benefit			8,898					8,898
Ownership change at majority-owned subsidiary			1,560					1,560
Issuance of common stock for acquisitions	8	8	218					226

Balance at September 30, 2005	317,945	$317,945	677,178	(113,944)	(2,593)	(14,663)	2,010,983	2,874,906

Balance at December 31, 2005	318,301	$318,301	686,447	(113,944)	(3,126)	(29,536)	2,091,187	2,949,329
Net Income							441,370	441,370
Other comprehensive income, net of tax:
Net unrealized gain on cash flow hedges						4,098		4,098
Change in unrealized gains (losses) on investment securities available for sale, net of reclassification adjustment						9,148		9,148
Gain on foreign currency translation						8,771		8,771

Other comprehensive income						22,017		22,017

Comprehensive income								463,387

Cash dividends declared – $0.59 per share							(187,597)	(187,597)
Reclassification of unearned compensation to surplus upon adoption of SFAS 123(R)			(3,126)		3,126			—
Issuance of non-vested stock	601	601	(601)					—
Stock-based compensation expense			17,320					17,320
Stock options exercised	2,728	2,728	48,670					51,398
Stock option tax benefit			8,156					8,156
Ownership change at majority-owned subsidiary			5,611					5,611
Issuance of common stock for acquisitions	8,844	8,844	247,499					256,343

Balance at September 30, 2006	330,474	$330,474	1,009,976	(113,944)	—	(7,519)	2,344,960	3,563,947

See accompanying Notes to Consolidated Financial Statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months Ended
	September 30,
(In thousands)	2006	2005

Cash flows from operating activities:
Net income	$441,370	379,186
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	56,473	61,745
Depreciation, amortization and accretion, net	169,316	139,454
Increase in interest receivable	(63,353)	(22,470)
Increase in interest payable	52,856	16,705
Equity in income of joint ventures	(3,703)	(5,331)
Minority interest in subsidiaries’ net income	31,311	27,810
Decrease (increase) in trading account assets	12,291	(26,069)
Originations of mortgage loans held for sale	(1,187,535)	(1,105,608)
Proceeds from sales of mortgage loans held for sale	1,172,112	1,055,689
Increase in prepaid and other assets	(81,856)	(72,582)
Decrease in other liabilities	(6,635)	(50,917)
Impairment of developed software	—	3,619
Share-based compensation	19,862	1,713
(Decrease) increase in accrued salaries and employee benefits	(23,739)	5,794
Other, net	(5,465)	13,133

Net cash provided by operating activities	583,305	395,605

Cash flows from investing activities:
Net cash paid for acquisitions	(54,918)	(56,983)
Net (increase) decrease in interest earning deposits with banks	(14,464)	1,643
Net increase in federal funds sold and securities purchased under resale agreements	(234,596)	(15,382)
Proceeds from maturities and principal collections of investment securities available for sale	485,284	557,533
Proceeds from sales of investment securities available for sale	148,231	40,188
Purchases of investment securities available for sale	(803,546)	(753,163)
Net increase in loans	(2,035,079)	(1,480,579)
Purchases of premises and equipment	(96,437)	(78,737)
Proceeds from disposal of premises and equipment	311	3,251
Increase in contract acquisition costs	(39,578)	(11,756)
Additions to licensed computer software from vendors	(9,650)	(10,049)
Additions to internally developed computer software	(13,699)	(17,435)

Net cash used by investing activities	(2,668,141)	(1,821,469)

Cash flows from financing activities:
Net increase in demand and savings deposits	664,968	860,808
Net increase in certificates of deposit	1,700,209	840,934
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	370,629	(327,475)
Principal repayments on long-term debt	(658,858)	(239,079)
Proceeds from issuance of long-term debt	42,000	620,249
Excess tax benefit from share-based payment arrangements	7,530	—
Dividends paid to shareholders	(181,318)	(167,313)
Proceeds from issuance of common stock	51,398	36,931

Net cash provided by financing activities	1,996,558	1,625,055

Effect of exchange rate changes on cash and cash equivalent balances held in foreign currencies	(2,006)	(2,388)

(Decrease) increase in cash and due from banks	(90,284)	196,803
Cash and due from banks at beginning of period	880,886	683,035

Cash and due from banks at end of period	$790,602	879,838

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
Note 2 — Supplemental Cash Flow Information
For the nine months ended September 30, 2006 and 2005, Synovus paid income taxes (net of refunds received) of $314.2 million and $225.2 million, respectively. For the nine months ended September 30, 2006 and 2005, Synovus paid interest of $572.1 million and $347.6 million, respectively.
Non-cash investing activities consisted of loans of approximately $20.5 million and $12.4 million, which were foreclosed and transferred to other real estate during the nine months ended September 30, 2006 and 2005, respectively.
Significant non-cash items for the nine months ended September 30, 2006 related to the acquisition of Riverside Bancshares, Inc. and Banking Corporation of Florida consist of $811.8 million in net loans, $122.3 million in investment securities available for sale, $179.1 million in goodwill, and $813.0 million in deposits.
Note 3 – Comprehensive Income
Other comprehensive income (loss) consists of the change in net unrealized gains (losses) on cash flow hedges, the change in net unrealized gains (losses) on investment securities available for sale, and gains (losses) on foreign currency translation. Comprehensive income consists of net income plus other comprehensive income (loss).

Comprehensive income for the three months ended September 30, 2006 and 2005 is presented below:

	Three Months Ended
	September 30,
(in thousands)	2006	2005

Comprehensive income:
Net income	$154,066	133,992
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on cash flow hedges	7,869	(80)
Change in net unrealized gains/(losses) on investment securities available for sale, net of reclassification adjustment	34,431	(12,184)
Gains (losses) on foreign currency translation	4,964	(1,882)

Other comprehensive income (loss)	47,264	(14,146)

Comprehensive income	$201,330	119,846

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
A summary of interest rate swap contracts utilized for interest rate risk management at September 30, 2006 is shown in the following table.

		Weighted-Average
				Maturity			Net
(Dollars in	Notional	Receive	Pay	In	Unrealized		Unrealized
thousands)	Amount	Rate	Rate(*)	Months	Gains	Losses	Gains

Receive fixed swaps:
Fair value hedges	$1,982,500	4.81%	5.09%	34	$25,443	(16,300)	9,143
Cash flow hedges	750,000	7.74%	8.25%	38	5,150	(2,447)	2,703

Total	$2,732,500	5.62%	5.96%	35	$30,593	(18,747)	11,846

(*)	Variable pay rate based upon contract rates in effect at September 30, 2006.
At September 30, 2006, outstanding commitments to sell mortgage loans amounted to approximately $156.1 million. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding commitments to originate mortgage loans for resale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans at September 30, 2006 was an unrealized loss of $1.1 million.
At September 30, 2006, Synovus had commitments to fund fixed-rate mortgage loans to customers in the amount of $111.2 million. The fair value of these commitments at September 30, 2006 was an unrealized gain of $7,000.
Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the risk to Synovus. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of September 30, 2006, the notional amount of customer related interest rate derivative financial instruments was $1.90 billion.
Synovus also enters into derivative financial instruments to meet the equity risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the risk to Synovus. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of September 30, 2006, the notional amount of customer related equity derivative financial instruments was $19.8 million.
Note 5 – Share-Based Compensation
General Description of Share-Based Compensation Plans
Synovus has various long-term incentive plans under which the Compensation Committee of the Board of Directors has the authority to grant share-based compensation to Synovus employees. At September 30, 2006, Synovus had a total of 3,575,599 shares of its authorized but unissued common stock reserved for future grants under three long-term incentive plans. The general terms of each of these plans are substantially the same, permitting the grant of share-based compensation including stock options, non-vested shares, and stock appreciation rights. These plans include vesting periods ranging from two to three years and contractual terms ranging from five to ten years. Stock options are granted at exercise prices which equal the fair market value of a share of common stock on the grant-date. Synovus historically issues new shares to satisfy share option exercises.
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
Stock options granted prior to 2006 generally become exercisable at the end of a two to three-year vesting period and expire ten years from the date of grant. Vesting for stock options granted prior to 2006 accelerates upon retirement for plan participants who have reached age 50 and who also have no less than fifteen years of service at the date of their election to retire. Prior to adoption of SFAS No. 123R, “Share-Based Payment,” on January 1, 2006, share-based compensation expense was determined in Synovus’ pro forma disclosure over the nominal vesting period without consideration for retirement eligibility. Following adoption of SFAS No. 123R, share-based compensation expense for all new awards is recognized in income over the shorter of the vesting period or the period until reaching retirement eligibility.
Non-vested shares granted in 2006 vest over a three-year period, with one-third of the total grant amount vesting on each anniversary of the grant-date. For non-vested shares granted in 2006, share-based compensation expense is recognized for plan participants on a straight-line basis over the vesting period.
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
Prior to 2006, Synovus applied the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.” Under this methodology, Synovus adopted the disclosure requirements of SFAS No. 123, and recognized compensation expense only if, on the date of grant, the market price of the underlying stock exceeded the exercise price. For all such awards granted, the market price of the underlying shares on the date of grant was equal to the exercise price.

The following table illustrates the effect on net income and earnings per share for the nine and three months ended September 30, 2005 as if Synovus had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation granted to purchase shares of Synovus stock.

	Nine Months	Three Months
	Ended	Ended
(In thousands, except per share data)	September 30, 2005	September 30, 2005
Net income as reported	$379,186	133,992
Add: Share-based employee compensation expense recognized, net of tax	948	333
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11,073)	(3,980)

Net income – pro forma	$369,061	130,345

Earnings per share:
Basic – as reported	$1.22	0.43
Basic – pro forma	1.19	0.42
Diluted – as reported	1.20	0.43
Diluted – pro forma	1.17	0.41
Prior to the adoption of SFAS No. 123R, Synovus elected to calculate compensation cost for purposes of pro forma disclosure assuming that all options would vest and reverse any recognized compensation costs for forfeited awards when the awards were actually forfeited. SFAS No. 123R requires that compensation cost be recognized net of estimated forfeitures. The estimate of forfeitures is adjusted as actual forfeitures differ from estimates, resulting in compensation cost only for those awards that actually vest. The effect of the change in estimated forfeitures is recognized as compensation cost in the period of the change in estimate. In estimating the forfeiture rate, Synovus stratified its grantees and used historical experience to determine separate forfeiture rates for the different award grants. Currently, Synovus estimates forfeiture rates for its grantees the range of 0% to 9%.
Share-Based Compensation Expense
Synovus’ share-based compensation costs are recorded as a component of salaries and other personnel expense in the Consolidated Statements of Income. Share-based compensation expense recognized in income is presented below:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Share-based compensation expense:
Stock options	$15,836	—	4,488	—
Non-vested shares	3,910	1,713	1,999	599

Total share-based compensation expense	$19,746	1,713	6,487	599

Additional compensation expense of $6.8 million and $2.2 million for the nine and three months ended September 30, 2006, respectively, would have been recognized in the preceding table had the policy under SFAS No. 123R with respect to retirement eligibility been applied to awards granted prior to January 1, 2006.
At September 30, 2006, there was total unrecognized compensation cost of approximately $38.2 million related to the unvested portion of share-based compensation arrangements involving shares of Synovus stock, and approximately $3.8 million related to the unvested portion of share-based compensation arrangements involving shares of TSYS stock.
As stock options for the purchase of Synovus common stock are exercised and non-vested shares vest, Synovus recognizes a tax benefit which is recorded as a component of surplus within shareholders’ equity. Synovus recognized such tax benefits in the amount of $8.2 million and $8.9 million for the nine months ended September 30, 2006 and 2005, respectively, and $2.9 million and $2.6 million for the three months ended September 30, 2006 and 2005, respectively.
Stock Option Awards
The weighted-average grant-date fair value of stock options granted to key Synovus employees during the nine months ended September 30, 2006 and 2005 was $6.40 and $7.06, respectively. There were no grants of stock options during the three months ended September 30, 2006 or 2005. The fair value of the option grants was determined using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2006	2005
Risk-free interest rate	4.47%	4.14%
Expected stock price volatility	24.87	21.37
Dividend Yield	2.80	2.44
Expected life of options	5.8 years	8.6 years
The expected volatility for stock option awards in 2006 was determined with equal weighting of implied volatility and historical volatility. For awards prior to 2006, it was determined using implied volatility. The expected life for stock options granted during the nine months ended September 30, 2006 was determined using the “simplified” method, as prescribed by the Securities and Exchange Commission’s (SEC’s) Staff Accounting Bulletin No. 107. Option awards for plan participants who met the early retirement provisions, as described above, on the grant-date were assigned an expected life of 5 years and all other option awards were assigned an expected life of 6 years.
A summary of stock options outstanding (including performance-accelerated stock options as described below) as of September 30, 2006 and changes during the nine months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term	Value
Outstanding at January 1, 2006	25,546,776	$22.66
Granted	866,466	27.66
Assumed in connection with acquisitions	877,915	8.93
Exercised	(2,727,393)	18.81
Forfeited or expired	(197,602)	28.11

Outstanding at September 30, 2006	24,366,162	$22.73	4.98 Years	$161,876,278

Exercisable at September 30, 2006	14,862,859	$20.81	4.02 Years	$127,188,577

During the first nine months of 2006, a total of 3,114,843 stock options vested with a weighted-average grant-date fair value of $5.80. The intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $25.1 million. At September 30, 2006, there was approximately $22.6 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average remaining period of 1.29 years.
During the nine months ended September 30, 2005, Synovus granted 2,571,053 stock options to key Synovus officers. The exercise price for these grants was equal to the market price on the date of grant. Accordingly, no compensation expense was recorded for stock options granted during the nine months ended September 30, 2005 under the intrinsic-value based method as described above. The intrinsic value of stock options exercised during the nine months ended September 30, 2005 was $24.3 million.
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
Summary information regarding these performance-accelerated stock options is presented below. There were no performance-accelerated stock options granted during the nine months ended September 30, 2006 or 2005.

			Options
Year Options	Number of	Exercise Price	Outstanding at
Granted	Stock Options	Per Share	Sept. 30, 2006
2000	4,100,000	$17.69 – 18.06	4,100,000
2001	2,600,000	28.99	2,600,000
Non-Vested Shares
In addition to the stock options described above, non-transferable, non-vested shares of Synovus common stock have been awarded to certain key employees and non-employee directors of Synovus. On July 1, 2006, Synovus granted 441,964 non-vested shares, with a grant date fair value of $26.99, to key employees, and on January 31, 2006, Synovus granted 108,639 non-vested shares, with a grant date fair value of $27.67, to certain key executives. Except for the grant of 63,386 performance-vesting shares described below, the market value of the common stock at the date of issuance is amortized as compensation expense using the straight-line method over the vesting period of the awards.

A summary of non-vested shares outstanding (excluding the 63,386 performance-vesting shares as described below) as of September 30, 2006 is presented below:

		Weighted-
		Average
		Grant-Date
Non-Vested Shares	Shares	Fair Value
Outstanding at January 1, 2006	82,583	$27.28
Granted	609,133	27.15
Vested	(8,520)	27.62
Forfeited or cancelled	(8,278)	26.97

Outstanding at September 30, 2006	674,918	$27.17

At September 30, 2006, there was approximately $15.5 million of total unrecognized compensation cost related to the foregoing non-vested share based compensation arrangements. This cost is expected to be recognized over a weighted-average remaining period of 1.8 years.
During the nine months ended September 30, 2005, Synovus issued 66,083 non-vested shares to key Synovus executives and non-management members of its board of directors, with a weighted-average grant-date fair value of $26.87 per share.
Synovus granted 63,386 non-vested shares to a key executive with a performance-vesting schedule (performance-vesting shares) during the three months ended March 31, 2005. There were no performance-vesting shares granted in 2006 or during the second and third quarters of 2005. These performance-vesting shares have seven one-year performance periods (2005-2011) during each of which the Compensation Committee establishes an earnings per share goal and, if such goal is attained during any performance period, 20% of the performance-vesting shares will vest. Compensation expense for each tranche of this grant is measured based on the quoted market value of Synovus’ stock as of the date that each period’s earnings per share goal is determined and is recorded as a charge to expense on a straight-line basis during each year in which the performance criteria is expected to be met.
The following is a summary of performance-vesting shares outstanding at September 30, 2006:

		Grant-Date
Performance-Vesting Shares	Shares	Fair Value
Outstanding at January 1, 2006	12,677	$26.82
Granted	12,677	27.72
Vested	(12,677)	26.82
Forfeited or cancelled	—	—

Outstanding at September 30, 2006	12,677	$27.72

At September 30, 2006, there was approximately $87,000 of total unrecognized compensation cost related to performance-vesting shares based on the quoted market price of Synovus’ stock at the grant-date. This cost is expected to be recognized over the remainder of 2006.
TSYS Share-Based Compensation
Total System Services, Inc. (TSYS), an 81% owned subsidiary, also grants share-based compensation to certain executives and non-employee directors in the form of options to purchase shares of TSYS common stock (TSYS stock options) or non-vested shares of TSYS common stock (TSYS non-vested shares), which are described below.

TSYS did not grant any TSYS stock options during the nine months ended September 30, 2006 or 2005. At September 30, 2006, there were 1,091,000 TSYS stock options outstanding with a weighted-average exercise price of $15.63, weighted-average remaining contractual life of 2.6 years, and an aggregate intrinsic value of $10.9 million. Of these 1,091,000 stock options, 1,068,000 were exercisable at September 30, 2006 with a weighted-average exercise price of $15.38, a weighted-average remaining contractual life of 2.5 years, and an aggregate intrinsic value of $10.5 million. At September 30, 2006, there was approximately $66,000 of total unrecognized compensation cost related to TSYS stock options that is expected to be recognized over a weighted-average period of 0.5 years.
During the nine months ended September 30, 2006 and 2005, TSYS issued 150,775 and 95,815 TSYS non-vested shares with a grant-date fair value of $3.0 million and $2.2 million, respectively, to certain key executives and non-employee directors of TSYS. There were no non-vested TSYS shares issued during the three months ended September 30, 2006 and 2005. At September 30, 2006, there was approximately $3.6 million of total unrecognized compensation cost related to TSYS’ non-vested share based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.5 years.
Additionally, during the three months ended March 31, 2005, TSYS granted 126,087 TSYS non-vested shares to two key executives with a performance-vesting schedule (TSYS performance-vesting shares). There were no performance-vesting shares granted in 2006 or during the second and third quarters of 2005. These performance-vesting shares have seven one-year performance periods (2005-2011) during each of which the Compensation Committee of TSYS’ Board of Directors establishes an earnings per share goal and, if such goal is attained during any performance period, 20% of the performance-vesting shares will vest. Compensation expense for each tranche of this grant is measured based on the quoted market value of TSYS’ stock as of the date that each period’s earnings per share goal is determined and is recorded as a charge to expense on a straight-line basis during each year in which the performance criteria is expected to be met. At September 30, 2006, there were 25,217 non-vested TSYS performance-vesting shares outstanding, with a weighted-average grant-date fair value of $20.00 per share. At September 30, 2006, there was approximately $126,000 of total unrecognized compensation cost related to TSYS performance-vesting shares. This cost is expected to be recognized over the remainder of 2006.
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
The aggregate purchase price was $84.9 million, consisting of 2,938,791 shares of Synovus common stock valued at $80.1 million, stock options valued at $4.7 million and $23,900 in direct acquisition costs. Synovus has not yet completed the allocation of the purchase price of this acquisition to the respective assets acquired, including identifiable intangible assets, and liabilities assumed.

The preliminary purchase price allocation is presented below:

(In thousands)	At April 1, 2006
Cash and due from banks	$2,619
Federal funds sold	4,782
Investments	5,655
Loans, net	341,825
Premises and equipment	2,317
Goodwill	54,854
Core deposits premium	1,172
Other intangible assets	582
Other assets	3,653

Total assets acquired	417,459

Deposits (a)	321,282
Long-Term Debt	10,268
Other liabilities	1,079

Total liabilities assumed	332,629

Net assets acquired	$84,830

(a)	Includes time deposits in the amount of $232.4 million.
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
The aggregate purchase price was $170.1 million, consisting of 5,883,427 shares of Synovus common stock valued at $159.8 million, stock options valued at $11.4 million, and $181,500 in direct acquisition costs. Synovus has not yet completed the allocation of the purchase price of this acquisition to the respective assets acquired, including identifiable intangible assets, and liabilities assumed.

The preliminary purchase price allocation is presented below:

(In thousands)	At March 25, 2006
Cash and due from banks	$13,041
Investments	116,604
Loans, net	469,983
Premises and equipment	11,973
Goodwill	124,217
Core deposits premium	6,861
Other assets	22,345

Total assets acquired	765,024

Deposits (a)	491,739
Federal funds purchased	2,069
Securities sold under repurchase agreements	50,670
Long-Term Debt	37,683
Other liabilities	11,787

Total liabilities assumed	593,948

Net assets acquired	$171,076

(a)	Includes time deposits in the amount of $175.9 million.
On November 1, 2005, TSYS purchased an initial 34.04% equity interest in China UnionPay Data Co., Ltd. (CUP Data) for approximately $37.0 million. On August 1, 2006, TSYS paid aggregate consideration of approximately $15.6 million to increase its ownership interest to 44.56% of CUP Data.
On July 11, 2006, TSYS completed the acquisition of Card Tech, Ltd., a privately owned London-based payments firm, and related companies. TSYS rebranded the group of companies as TSYS Card Tech. TSYS paid aggregate consideration of approximately $59.3 million, including direct acquisition costs. TSYS is in the process of allocating the purchase price to the respective assets acquired, and has preliminarily allocated approximately $37.2 million to goodwill, approximately $15.5 million to other identifiable intangible assets and the remaining amounts to other identifiable assets and liabilities acquired.
On March 1, 2005, TSYS completed the acquisition of Vital Processing Services, L.L.C. (Vital), by purchasing the 50-percent equity stake formerly held by Visa U.S.A. for $95.8 million, including $794,000 of direct acquisition costs. In April, 2006, Vital was rebranded as TSYS Acquiring Solutions, L.L.C. (TSYS Acquiring). TSYS recorded the acquisition of the 50% interest as a purchase business combination, requiring that TSYS allocate the purchase price to the assets acquired and liabilities assumed based on their relative fair values. TSYS finalized the purchase price allocation during the first quarter of 2006 and has allocated $30.2 million to goodwill, $12.0 million to intangible assets and the remaining amount to the assets and liabilities acquired. TSYS Acquiring’s results of operations have been included in the consolidated financial results beginning March 1, 2005.

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
Note 7 – Operating Segments
Synovus has two reportable segments: Financial Services and Transaction Processing Services, which is comprised of TSYS. The Financial Services segment provides financial services including banking, financial management, insurance, mortgage and leasing services through 40 subsidiary banks and other Synovus offices in Georgia, Alabama, South Carolina, Florida, and Tennessee. TSYS provides electronic payment processing and other related services to card-issuing institutions in the United States, and internationally. The significant accounting policies of the segments are described in the summary of significant accounting policies in the 2005 annual report previously filed on Form 10-K. All inter-segment services provided are charged at the same rates as those charged to unaffiliated customers. Such services are included in the results of operations of the respective segments and are eliminated to arrive at consolidated totals.

Segment information as of and for the nine months ended September 30, 2006 and 2005, respectively, is presented in the following table:

		Financial
(In thousands)		Services	TSYS (a)	Eliminations		Consolidated
Interest income	2006	$1,470,836	5,442	(5,442)	(b)	$1,470,836
	2005	1,076,930	2,520	(2,557)	(b)	1,076,893

Interest expense	2006	633,918	118	(5,442)	(b)	628,594
	2005	370,538	160	(2,557)	(b)	368,141

Net interest income	2006	836,918	5,324	—		842,242
	2005	706,392	2,360	—		708,752

Provision for losses on loans	2006	56,473	—	—		56,473
	2005	61,745	—	—		61,745

Net interest income after provision	2006	780,445	5,324	—		785,769
for losses on loans	2005	644,647	2,360	—		647,007

Total non-interest income	2006	261,836	1,290,393	(17,906)	(c)	1,534,323
	2005	242,435	1,189,662	(15,319)	(c)	1,416,778

Total non-interest expense	2006	561,103	1,054,671	(17,906)	(c)	1,597,868
	2005	476,740	968,841	(15,319)	(c)	1,430,262

Income before income taxes	2006	481,178	241,046	(31,311)	(d)	690,913
	2005	410,342	223,181	(27,810)	(d)	605,713

Income tax expense	2006	171,051	78,492	—		249,543
	2005	148,341	78,186	—		226,527

Net income	2006	310,127	162,554	(31,311)	(d)	441,370
	2005	262,001	144,995	(27,810)	(d)	379,186

Total assets	2006	30,026,531	1,499,810	(181,459)	(e)	31,344,882
	2005	25,867,241	1,357,291	(149,442)	(e)	27,075,090

(a)	Includes equity in income of joint ventures which is included in non-interest income.

(b)	Interest on TSYS’ cash deposits with the Financial Services segment.

(c)	Principally, electronic payment processing and other services provided by TSYS to the Financial Services segment.

(d)	Minority interest in TSYS and GP Network Corporation (a TSYS subsidiary).

(e)	Primarily TSYS’ cash deposits with the Financial Services segment.

Segment information as of and for the three months ended September 30, 2006 and 2005, respectively, is presented in the following table:

		Financial
(In thousands)		Services	TSYS (a)	Eliminations		Consolidated
Interest income	2006	$533,630	1,887	(1,888)	(b)	$533,629
	2005	386,412	1,033	(1,033)	(b)	386,412

Interest expense	2006	242,875	40	(1,888)	(b)	241,027
	2005	142,582	38	(1,033)	(b)	141,587

Net interest income	2006	290,755	1,847	—		292,602
	2005	243,830	995	—		244,825

Provision for losses on loans	2006	18,390	—	—		18,390
	2005	19,639	—	—		19,639

Net interest income after provision	2006	272,365	1,847	—		274,212
for losses on loans	2005	224,191	995	—		225,186

Total non-interest income	2006	89,319	444,774	(6,154)	(c)	527,939
	2005	87,220	423,583	(5,427)	(c)	505,376

Total non-interest expense	2006	191,307	369,752	(6,154)	(c)	554,905
	2005	161,154	349,684	(5,427)	(c)	505,411

Income before income taxes	2006	170,377	76,869	(10,406)	(d)	236,840
	2005	150,257	74,894	(9,306)	(d)	215,845

Income tax expense	2006	60,395	22,379	—		82,774
	2005	55,078	26,775	—		81,853

Net income	2006	109,982	54,490	(10,406)	(d)	154,066
	2005	95,179	48,119	(9,306)	(d)	133,992

Total assets	2006	30,026,531	1,499,810	(181,459)	(e)	31,344,882
	2005	25,867,241	1,357,291	(149,442)	(e)	27,075,090

(a)	Includes equity in income of joint ventures which is included in non-interest income.

(b)	Interest on TSYS’ cash deposits with the Financial Services segment.

(c)	Principally, electronic payment processing and other services provided by TSYS to the Financial Services segment.

(d)	Minority interest in TSYS and GP Network Corporation (a TSYS subsidiary).

(e)	Primarily TSYS’ cash deposits with the Financial Services segment.

Segment information for the changes in the carrying amount of goodwill for the nine months ended September 30, 2006 is shown in the following table:

	Financial
(In thousands)	Services		TSYS		Total
Balance as of December 31, 2005	$345,517		112,865		458,382
Goodwill acquired during period	179,656	(1)(2)	37,205	(3)	216,861
Impairment losses	—		—		—
Other	—		6,477	(4)(5)	6,477

Balance as of September 30, 2006	$525,173		156,547		681,720

(1)	Synovus acquired all of the issued and outstanding shares of GLOBALT, Inc. on May 31, 2002. The terms of the merger agreement provide for contingent consideration based on a percentage of a multiple of earnings before interest, income taxes, depreciation and other adjustments, as defined in the agreement (EBTDA), for each of the three years ending December 31, 2004, 2005 and 2006. The contingent consideration is payable by February 15th of each year subsequent to the respective calendar year for which the EBTDA calculation is made. The fair value of the contingent consideration is recorded as an addition to goodwill. On February 15, 2005, Synovus recorded additional contingent consideration of $226,000, which was based on 4% of a multiple of GLOBALT’s EBTDA for the year ended December 31, 2004. On February 15, 2006, Synovus recorded additional contingent consideration of $585,000, which was based on 7% of a multiple of GLOBALT’s EBTDA for the year ended December 31, 2005.

(2)	Goodwill acquired during the nine months ended September 30, 2006 includes $124.2 million resulting from the Riverside acquisition on March 25, 2006, and $54.9 million resulting from the First Florida acquisition on April 1, 2006. See Note 6 for additional information regarding these acquisitions.

(3)	Goodwill acquired during the nine months ended September 30, 2006 includes $37.2 million resulting from TSYS' acquisition of TSYS CardTech. See Note 6 for additional information regarding this acquisition.

(4)	During the second quarter of 2006, the TSYS Board of Directors announced a plan to repurchase up to 2 million shares of TSYS common stock over the next two years. Goodwill of $13.0 million recorded during the three months ended September 30, 2006 is associated with 1.1 million shares of TSYS common stock repurchased by TSYS during the same period.

(5)	On March 1, 2005, TSYS completed the acquisition of TSYS Acquiring. During the first quarter of 2006, TSYS recorded a final adjustment to the purchase price allocation, which resulted in a $6.5 million decrease in goodwill. See Note 6 for additional information regarding this acquisition.

Intangible assets (excluding goodwill) net of accumulated amortization as of September 30, 2006 and December 31, 2005, respectively, are presented in the table below.

(In thousands)	September 30, 2006	December 31, 2005
Purchased trust revenues	$2,713	2,924
Core deposit premiums	28,247	23,550
Employment contracts / non-competition agreements	225	460
Acquired customer contracts	2,951	3,913
Intangibles associated with the acquisition of minority interest in TSYS	6,537	2,087
Customer relationships	10,125	11,700
Other	102	233

Total carrying value	$50,900	44,867

Note 8 – Dividends per Share
Dividends declared per share for the three months ended September 30, 2006 were $0.1950, up 6.8% from $0.1825 for the same period in 2005. For the nine months ended September 30, 2006, dividends declared per share were $0.5850, an increase of 6.8% from $0.5475 for the same period in 2005.
Note 9 – Guarantees and Indemnifications
TSYS has entered into processing and licensing agreements with clients that include intellectual property indemnification clauses. TSYS generally agrees to indemnify its clients, subject to certain exceptions, against legal claims that TSYS’ services or systems infringe on certain third party patents, copyrights or other proprietary rights. In the event of such a claim, TSYS is generally obligated to hold the client harmless and pay for related losses, liabilities, costs and expenses, including, without limitation, court costs and reasonable attorney’s fees. TSYS has not made any indemnification payments in relation to these indemnification clauses.
Synovus has not recorded a liability for guarantees or indemnities in the accompanying consolidated balance sheets since the maximum amount of potential future payments under such guarantees and indemnities is not determinable.
Note 10 – Other
Certain amounts have been reclassified to conform to the presentation adopted in 2006.

ITEM 2 — MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Executive Summary
The following financial review provides a discussion of Synovus’ financial condition, changes in financial condition, and results of operations.
About Our Business
Synovus is a diversified financial services holding company, based in Columbus, Georgia, with more than $31 billion in assets. Synovus operates two business segments: the Financial Services and the Transaction Processing Services segments. The Financial Services segment provides integrated financial services including banking, financial management, insurance, mortgage and leasing services through 40 subsidiary banks and other Synovus offices in five southeastern states. At September 30, 2006, our subsidiary banks ranged in size from $58.7 million to $5.7 billion in total assets. The Transaction Processing Services segment provides electronic payment processing services through our 81% owned subsidiary Total System Services, Inc. (TSYS), one of the world’s largest companies for outsourced payment services. Our ownership in TSYS gives us a unique business mix; for the first nine months of 2006, 54% of our consolidated revenues and 30% of our net income came from TSYS.
Our Key Financial Performance Indicators
In terms of how we measure success in our business, the following are our key financial performance indicators:
Financial Services

• Loan Growth	• Credit Quality

• Deposit Growth	• Fee Income Growth

• Net Interest Margin	• Expense Management
TSYS

• Revenue Growth	• Expense Management
     2006 Financial Performance Highlights
     Consolidated
•	Net income of $154.1 million, up 15.0%, and $441.4 million, up 16.4% for the three and nine months ended September 30, 2006 as compared to the same periods in 2005.

•	Diluted earnings per share of $0.47 for the three months ended September 30, 2006 and $1.37 for the nine months ended September 30, 2006, up 10.9% and 13.5%, respectively, over the same periods a year ago.

•	The 2006 financial results include the impact of incremental (as compared to 2005) share-based compensation related to expensing the fair value of stock options and non-vested shares. This incremental expense resulted from the adoption of Statement of Financial Accounting Standards No. 123R “Share-Based Payment,” effective January 1, 2006 as well as an increased utilization of non-vested shares as an alternative to stock options. The incremental share-based compensation expense represented 3.5 cents per diluted share for the nine months ended September 30, 2006.

•	Effective April 1, 2006, Synovus completed the acquisition of Banking Corporation of Florida (First Florida). The acquisition resulted in the addition of $341.8 million in net loans and $321.3 million in total deposits.

•	Effective March 25, 2006, Synovus completed the acquisition of Riverside Bancshares, Inc. (Riverside). The acquisition resulted in the addition of $470.0 million in net loans and $491.7 million in total deposits.

•	The results for the nine months ended September 30, 2006 include a reduction of income tax expense of $3.7 million in connection with the completion of a tax examination for the tax years 2000 through 2003.

•	During the three months ended September 30, 2006, TSYS recorded a net reduction of previously established income tax liabilities of approximately $4.1 million. This reduction resulted primarily from TSYS’ change from its European foreign branch office structure to a statutory structure. The impact, net of minority interest, on Synovus’ net income was approximately $3.3 million.
     Financial Services
•	Net income growth: 15.6% and 18.4% for the three and nine months ended September 30, 2006, respectively, over the corresponding periods in the prior year.

•	Net interest margin: 4.30% and 4.34 % for the three and nine months ended September 30, 2006, respectively, as compared to 4.18% and 4.15% for the same periods in 2005.

•	Loan growth: 15.7% increase from September 30, 2005 (11.8% excluding the impact of the First Florida and the Riverside acquisitions).

•	Credit quality measures remained strong:
•	Non-performing assets ratio of 0.52%, compared to 0.46% at December 31, 2005 and 0.49% at September 30, 2005.

•	Past dues over 90 days and still accruing interest as a percentage of total loans of 0.07%, compared to 0.07% at December 31, 2005 and 0.08 % at September 30, 2005.

•	Total past dues and still accruing interest as a percentage of total loans of 0.58% compared to 0.44% at December 31, 2005 and 0.49% at September 30, 2005.

•	Net charge-off ratio of 0.20% for the three months ended September 30, 2006 compared to 0.26% for the three months ended September 30, 2005, and 0.21% compared to 0.29% for the first nine months of 2006 and 2005, respectively.
•	Deposit growth: 18.2% increase from a year ago (16.9% growth excluding brokered time deposits and 12.8% growth excluding brokered time deposits and the impact of the First Florida and Riverside acquisitions)

•	Fee income: up 2.4% for the three months ended September 30, 2006 and 8.0% for first nine months of 2006 compared to the corresponding periods in the prior year.

•	Non-interest expenses up by 18.7% for the three months ended September 30, 2006 and 17.7% for the first nine months of 2006 over the corresponding periods in the prior year (13.1% and 13.2% increases excluding the impact of share-based compensation and the Riverside and First Florida acquisitions).
     TSYS
•	Revenue growth before reimbursable items: 6.4% and 0.1% for the nine and three months ended September 30, 2006 over the corresponding periods in the prior year.

•	Expense growth before reimbursable items: 6.4% and 0.1% for the nine and three months ended September 30, 2006 over the corresponding periods in the prior year.

•	Net income growth: 11.9% and 13.0% for the nine and three months ended September 30, 2006, respectively, over the corresponding periods in the prior year.
Other highlights at TSYS include:
•	TSYS recently converted over 42 million Capital One accounts onto its TS2 platform. In a related transaction, Capital One became the first client on the new TSYS Loyalty Platform.

•	TSYS announced its first processing relationship in Japan with Toyota Finance Corporation. TSYS now supports a new co-branded Visa offered by Toyota Finance and Cordial Securities.

•	Effective August 1, 2006, TSYS increased its equity interest in China UnionPay Data Services Co., Ltd. to 44.56%.

•	TSYS expanded its global footprint with the acquisition of London-based Card Tech, Ltd., and related companies, in July of 2006. TSYS rebranded the group of companies as TSYS Card Tech.

•	TSYS reached a long-term agreement with Wachovia Corporation, the No. 4 bank-holding company in the U.S., to provide core processing and other related services in support of their re-entry into the consumer credit card line of business.

•	TSYS announced that its Board of Directors approved a share repurchase plan to purchase up to 2 million shares of TSYS common stock over the next 2 years.

•	TSYS entered the healthcare payments market by signing a long-term agreement with Exante Bank, a wholly-owned subsidiary of UnitedHealth Group, Inc., to provide a broad range of payment processing and related services.

•	TSYS deconverted the Sears consumer MasterCard and private-label accounts in June 2006, as well as deconverted the Bank of America consumer card portfolio in October 2006.
2006 Earnings Outlook
Synovus expects its earnings per share growth for 2006 to be approximately 15%, based in part upon the following assumptions:
•	Stable short-term interest rates for the remainder of 2006.

•	A favorable credit environment.

•	TSYS’ earnings growth in the 26% to 28% range.

•	Incremental (as compared to 2005) share-based compensation expense of approximately 5 cents per diluted share.

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
Balance Sheet
Effective on April 1, 2006 Synovus completed the acquisition of Banking Corporation of Florida, the parent company of First Florida Bank, headquartered in Naples, Florida. Effective on March 25, 2006, Synovus completed the acquisition of Riverside Bancshares, Inc., the parent company of Riverside Bank, headquartered in Marietta, Georgia. The comparison of Synovus’ consolidated balance sheet at September 30, 2006 to December 31, 2005 is impacted by the First Florida and the Riverside acquisitions. The more significant of the changes were the net loans addition of $811.8 million, the investment securities addition of $122.3 million, the goodwill addition of $179.1 million, and the deposits addition of $813.0 million.
During the first nine months of 2006, total assets increased $3.72 billion, and excluding the impact of the aforementioned acquisitions, total assets increased $2.54 billion. The more significant increases consisted of loans, net of unearned income, up $2.80 billion, federal funds sold and securities purchased under resale agreements up $239.4 million, investment securities available for sale up $311.6 million, and goodwill up $223.3 million.
Providing the necessary funding for the balance sheet growth during the first nine months of 2006, the core deposit base (excluding brokered time deposits) grew $2.26 billion, brokered time deposits grew $914.4 million, federal funds purchased and securities sold under repurchase agreements increased $423.4 million, and shareholders’ equity increased $597.1 million. These increases were partially offset by a $614.6 million decrease in long-term debt.
Trading Account Assets
The trading account assets portfolio is substantially comprised of mortgage-backed securities which are bought and held principally for sale and delivery to correspondent and retail customers of Synovus. Trading account assets are reported on the consolidated balance sheets at fair value, with unrealized gains and losses included in other operating income on the consolidated statements of income.

Loans
Compared to September 30, 2005, total loans grew by $3.29 billion, or 15.7%, and excluding the impact of acquisitions, total loans grew by $2.48 billion, or 11.8%. On a sequential quarter basis, total loans outstanding grew by $530.6 million or 8.90% annualized.
The tables on pages 30 and 31 illustrate the composition of the loan portfolio (classified by loan purpose) as of September 30, 2006. The commercial real estate portfolio totals $15.03 billion, which represents 62.1% of the total loan portfolio. Loans for the purpose of financing investment properties total $4.11 billion, which is only 17.0% of the total loan portfolio, or less than one-third of the total commercial real estate portfolio. The investment properties loan category includes $768.1 million in loans in the Atlanta market. This amount represents 3.2% of the total loan portfolio, or 5.1% of the total commercial real estate portfolio. The primary source of repayment on investment property loans is the income from the underlying property (e.g., hotels, office buildings, shopping centers, and apartment units’ rental income), with the collateral as the secondary source of repayment. Additionally, in almost all cases, these loans are made on a recourse basis, which provides another source of repayment. Among other factors, the underwriting of these loans is evaluated by determining the impact of higher interest rates, as well as lower occupancy rates, on the borrower’s ability to service debt.
Commercial loans for the purpose of financing 1-4 family properties represent $5.39 billion or 22.3% of the total loan portfolio, and 35.9% of the total commercial real estate portfolio. The 1-4 family properties category includes $1.56 billion in loans in the Atlanta market, which is 6.5% of the total loan portfolio, or 29.0% of the 1-4 family properties category.
Included in total commercial real estate loans are $4.27 billion in commercial and industrial related real estate loans. These loans are categorized as owner-occupied and other property loans in the tables shown on pages 30 and 31. These loans represent 17.7% of the total loan portfolio, or 28.5% of the total commercial real estate portfolio. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization (e.g., accounting; legal and medical services; retailers; manufacturers and wholesalers). These loans typically carry the personal guarantees of the principals of the business.
Commercial and industrial (C&I) loans represent $5.66 billion or 23.4% of the total loan portfolio at September 30, 2006. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization (e.g., accounting; legal and medical services; retailers; manufacturers and wholesalers). These loans typically carry the personal guarantees of the principals of the business. These loans are diversified by geography, industry, and loan type. While Synovus has not experienced strong growth in C&I loans in recent years, Synovus has implemented a C&I growth strategy that is beginning to be reflected in the current year results. C&I loans (excluding the impact of acquisitions) have grown by $314.0 million, or 8.0% annualized, since December 31, 2005 compared to annual growth of 3.3% in 2005.
Consumer loans at September 30, 2006 total $3.56 billion, representing 14.7% of the total loan portfolio. Overall, consumer loans have experienced moderate growth on both sequential quarter and year over year basis, led principally by growth in consumer mortgages and home equity lines. Credit card balances are up slightly over the prior year following the normal seasonal decline in the first quarter of 2006.

Credit Quality
Credit quality measures remained strong. The non-performing assets ratio was 0.52% at September 30, 2006 compared to 0.46% at December 31, 2005 and 0.49% at September 30, 2005. Total non-performing assets were $126.3 million at September 30, 2006, up $27.6 million from December 31, 2005. This increase included a commercial and industrial loan of approximately $7.6 million that was placed on non-accrual status during the second quarter of 2006, approximately $4.1 million in non-performing assets that were added as a result of 2006 acquisitions, and a 1-4 family residential real estate property of approximately $4.2 million that was foreclosed during the third quarter of 2006. The quality of our commercial real estate portfolio remains strong with a non-performing loan ratio of only 0.28% of total commercial real estate loans at September 30, 2006. This compares to an overall non-performing loan ratio for the total loan portfolio of 0.39%. The net charge-off ratio for the nine months ended September 30, 2006 was 0.21% compared to 0.29% for the same period of 2005. We expect that the net charge-off ratio for the year will be under 0.30%.
Past due levels remained very favorable, with total loans past due (and still accruing interest) at 0.58% of loans. Loans 90 days past due and still accruing interest at September 30, 2006 were $18.0 million, or 0.07% of total loans, compared to 0.07% at December 31, 2005 and 0.08% at September 30, 2005. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments on the loans. Management further believes the resolution of these delinquencies will not cause a material increase in non-performing assets.
The allowance for loan losses is $319.9 million, or 1.32% of net loans, at September 30, 2006 compared to $289.6 million, or 1.35% of net loans, at December 31, 2005. The allowance to non-performing loans coverage was 337.7% at September 30, 2006, compared to 352.4% at December 31, 2005.
The provision for losses on loans was $18.4 million for the three months ended September 30, 2006 compared to $18.5 million for the three months ended June 30, 2006 and $19.6 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, the provision for loan losses was $56.4 million compared to $61.7 million for the same period in 2005. For the nine months ended September 30, 2006, total provision expense covered net charge-offs by 1.57 times compared to 1.41 times for the same period a year ago.

(Dollars in thousands)	September 30, 2006	December 31, 2005
Non-performing loans	$94,766	$82,175
Other real estate	31,549	16,500

Non-performing assets	$126,315	$98,675

Loans 90 days past due and still accruing	$18,002	$16,023

As a % of loans	0.07%	0.07%

Allowance for loan losses	$319,973	$289,612

Allowance for loan losses as a % of loans	1.32%	1.35%

As a % of loans and other real estate:
Non-performing loans	0.39%	0.38%
Other real estate	0.13	0.08

Non-performing assets	0.52%	0.46%

Allowance to non-performing loans	337.65%	352.43%

Management continuously monitors non-performing and past due loans, to prevent further deterioration regarding the condition of these loans. Management believes non-performing loans and loans past due over 90 days and still accruing include all material loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the collectibility of amounts due according to the contractual terms of the loan agreement.

The following table shows the composition of the loan portfolio and non-performing loans (classified by loan purpose) as of September 30, 2006.

				% of
			Total	Total
		% of	Non-	Non-
(Dollars in thousands)		Total Loans	performing	performing
Loan Type	Total Loans	Outstanding	Loans	Loans
Commercial Real Estate

Multi-Family	$513,644	2.1%	$281	0.3%
Hotels	636,530	2.6	433	0.4
Office Buildings	867,770	3.6	3,473	3.7
Shopping Centers	714,958	3.0	1,136	1.2
Commercial Development	975,089	4.0	1,411	1.5
Other Investment Property	403,587	1.7	73	0.1

Total Investment Properties	4,111,578	17.0	6,807	7.2

1-4 Family Construction	2,224,684	9.2	2,916	3.1
1-4 Family Perm /Mini-Perm	1,198,388	5.0	6,319	6.7
Residential Development	1,969,320	8.1	1,351	1.4

Total 1-4 Family Properties	5,392,392	22.3	10,586	11.2

Land Acquisition	1,245,727	5.1	6,834	7.2

Total Investment-Related Real Estate	10,749,697	44.4	24,227	25.6

Owner-Occupied	3,031,530	12.6	10,325	10.9
Other Property	1,244,432	5.1	7,171	7.5

Total Commercial Real Estate	15,025,659	62.1	41,723	44.0

Commercial & Industrial	5,661,746	23.4	43,543	45.9
Home Equity Lines	1,272,804	5.2	2,364	2.5
Consumer Mortgages	1,512,091	6.3	4,390	4.7
Credit Cards	266,205	1.1	—	—
Other Consumer Loans	506,491	2.1	2,746	2.9

Total Consumer	3,557,591	14.7	9,500	10.1
Unearned Income	(52,400)	(0.2)	—	—

Total	$24,192,596	100.0%	$94,766	100.0%

The following table compares the composition of the loan portfolio at September 30, 2006, December 31, 2005 and September 30, 2005.

	Total Loans		Total Loans
			Sept. 30,		Sept. 30,
			2006		2006
			vs		vs
			Dec. 31,		Sept. 30,
			2005		2005
(Dollars in thousands)	Sept. 30,	Dec. 31,	% change	Sept. 30,	% change
Loan Type	2006	2005	(1)(2)	2005	(2)
Commercial Real Estate

Multi-Family	$513,644	$527,710	(3.6)%	$527,826	(2.7)%
Hotels	636,530	680,301	(8.6)	779,736	(18.4)
Office Buildings	867,770	747,493	21.5	797,886	8.8
Shopping Centers	714,958	656,949	11.8	641,620	11.4
Commercial Development	975,089	867,217	16.6	821,660	18.7
Other Investment Property	403,587	372,911	11.0	328,120	23.0

Total Investment Properties	4,111,578	3,852,581	9.0	3,896,848	5.5

1-4 Family Construction	2,224,864	1,552,338	57.9	1,414,675	57.3
1-4 Family Perm /Mini-Perm	1,198,388	1,095,155	12.6	1,075,143	11.5
Residential Development	1,969,320	1,496,436	42.2	1,345,662	46.3

Total 1-4 Family Properties	5,392,392	4,143,929	40.3	3,835,480	40.6

Land Acquisition	1,245,727	1,049,041	25.1	978,813	27.3

Total Investment- Related Real Estate	10,749,697	9,045,551	25.2	8,711,141	23.4

Owner-Occupied	3,031,530	2,699,431	16.4	2,443,318	24.1
Other Property	1,244,432	1,115,094	15.5	1,302,379	(4.4)

Total Commercial Real Estate	15,025,659	12,860,076	22.5	12,456,838	20.6

Commercial & Industrial	5,661,746	5,231,150	11.0	5,185,634	9.2
Home Equity Lines	1,272,804	1,187,205	11.0	1,162,515	9.5
Consumer Mortgages	1,512,091	1,372,134	13.6	1,350,742	11.9
Credit Cards	266,205	268,348	(1.1)	259,910	2.4
Other Consumer Loans	506,491	521,521	(3.9)	533,362	(5.0)

Total Consumer	3,557,591	3,349,208	8.3	3,306,529	7.6

Unearned Income	(52,400)	(48,087)	12.0	(44,324)	18.2

Total	$24,192,596	$21,392,347	17.5%	$20,904,677	15.7%

(1)	Percentage changes are annualized.

(2)	The percentage change comparison to prior periods is impacted by the First Florida and Riverside acquisitions, which were completed on April 1, 2006 and March 25, 2006, respectively. First Florida and Riverside contributed approximately $346 million and $482 million, respectively, in total loans. Excluding the impact of these two acquisitions, the year-to-date annualized growth is 12.3%, while the year-over-year growth is 11.8%.

Deposits
Total deposits at September 30, 2006 were $23.96 billion, a $3.18 billion increase from December 31, 2005. Total deposits excluding brokered time deposits increased by $2.26 billion from December 31, 2005. The September 30, 2006 balance sheet includes $321.7 million in deposits added as a result of the First Florida acquisition and $500.5 million in deposits added as a result of the Riverside acquisition completed on April 1, 2006 and March 25, 2006, respectively. Excluding the impact of the First Florida and Riverside acquisitions plus brokered time deposits, total deposits increased by $1.53 billion, or 11.1% annualized from December 31, 2005. This growth was driven by strong growth in money market accounts and time deposits. The growth in money market and time deposit balances reflects a continued shift in customer preference towards this type of deposits. An overall higher level of market rates has served to increase the rate sensitivity of our customer base and has driven growth in these deposit types.
Compared to a year ago, total deposits grew by 18.2%. Excluding the impact of the First Florida and Riverside acquisitions and brokered time deposits, total deposits grew by 12.8% over the prior year. This growth was led by increases in both time deposits and money market accounts, with increases excluding the impact of acquisitions of 27.5% and 17.9%, respectively.
On a sequential quarter basis, average core deposits (excluding brokered time deposits) grew at an annualized rate of 17.6%. The primary contributors to this growth were money market accounts and time deposits, which grew at an annualized rate of 25.0% and 37.3%, respectively.
Capital Resources and Liquidity
Synovus has always placed great emphasis on maintaining a strong capital base and continues to exceed regulatory capital requirements. Additionally, based on internal calculations and previous regulatory exams, each of the subsidiary banks is currently in compliance with regulatory capital guidelines. Total risk-based capital was $4.14 billion at September 30, 2006, compared to $3.70 billion at December 31, 2005. The ratio of total risk-based capital to risk-weighted assets was 13.98% at September 30, 2006 compared to 14.23% at December 31, 2005. The leverage ratio was 10.28% at September 30, 2006 compared to 9.99% at December 31, 2005. The equity-to-assets ratio was 11.37% at September 30, 2006 compared to 10.68% at year-end 2005.
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
The Parent Company requires cash for various operating needs including dividends to shareholders, acquisitions, capital infusions into subsidiaries, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the subsidiary banks. As a short-term liquidity source, the Parent Company has access to a $25 million line of credit with an unaffiliated banking organization. Synovus had no borrowings outstanding on this line of credit at September 30, 2006.
The consolidated statements of cash flows detail cash flows from operating, investing, and financing activities. For the nine months ended September 30, 2006, operating activities provided net cash of $583.8 million, investing activities used $2.67 billion, and financing activities provided $2.00 billion, resulting in a decrease in cash and due from banks of $90.3 million.
Earning Assets, Sources of Funds, and Net Interest Income
Average total assets for the first nine months of 2006 were $29.33 billion, up 12.8% over the first nine months of 2005, or 10.1% excluding acquisitions. Average earning assets were up 13.6% in the first nine months of 2006 over the same period last year, or 10.7% excluding acquisitions, and represented 89.0% of average total assets, or 89.0% excluding acquisitions. When compared to the same period last year, average deposits increased $2.77 billion, average federal funds purchased and other short-term borrowings increased $472.6 million, average long-term debt decreased $481.4 million, and average shareholders’ equity increased $533.3 million. Excluding acquisitions, average deposits increased $2.21 billion, average federal funds purchased and other short-term borrowings increased $435.9 million, average long-term debt decreased $500.6 million, and average shareholders’ equity increased $358.8 million. This growth provided the funding for $2.69 billion growth in average net loans and $399.4 million growth in average investments, or $2.14 billion and $313.3 million, respectively excluding the impact of acquisitions.
Net interest income for the nine months ended September 30, 2006 was $842.2 million up $133.5 million, or 18.8%, over $708.8 million for the nine months ended September 30, 2005. Net interest income for the three months ended September 30, 2006 was $292.6 million, an increase of $47.8 million, or 19.5%, over $244.8 million for the three months ended September 30, 2005.
The net interest margin was 4.34% for the nine months ended September 30, 2006, up 19 basis points from the nine months ended September 30, 2005. The increase was driven by a 139 basis point increase in loan yields. A significant increase in variable rate loan yields, primarily due to a 194 basis point increase in the average prime rate, was the main contributor to the increased loan yields. Earning asset yields increased by 126 basis points, which was partially offset by a 107 basis point increase in the effective cost of funds. The increase in the effective cost of funds was primarily due to an increase in the cost of variable rate deposits and short-term wholesale funding, the most significant of which were a 166 basis point increase in money market rates and a 197 basis point increase in the rate on federal funds purchased and securities sold under repurchase agreements. Additional factors impacting the effective cost of funds were the higher rate of growth in higher cost deposit accounts as well as an upward repricing of certificate of deposit products.
On a sequential quarter basis, net interest income increased by $5.4 million, while the net interest margin decreased 9 basis points to 4.30%. The yield on earning assets increased by 23 basis points, which was due to a 23 basis point increase in loan yields resulting from a 35 basis point increase in the average prime rate for the quarter. The effective cost of funds increased 32 basis points for the quarter. This increase was primarily driven by higher rates on money market accounts and short-term wholesale funding, an upward repricing of certificates of deposit, and a continued shift in deposit mix to relatively higher cost money market accounts and certificates of deposit.

For the fourth quarter of 2006, Synovus anticipates further margin compression. This compression is projected to be driven by a continued increase in our effective cost of funds as depositors are expected to continue their preference for higher cost deposit types, primarily money market accounts and certificates of deposit.
Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below:

	2006			2005
	Third	Second	First	Fourth	Third
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Interest Earning Assets
Taxable Investment Securities	$3,025,507	3,008,122	2,823,306	2,713,238	2,611,048
Yield	4.39%	4.21	4.08	3.87	3.75
Tax-Exempt Investment Securities	$197,024	202,676	201,432	208,265	215,096
Yield	6.70%	6.73	6.86	6.90	7.08
Trading Account Assets	$53,181	47,398	37,659	26,006	19,143
Yield	5.30%	5.72	7.42	6.97	3.84
Commercial Loans	$20,430,469	19,746,392	18,377,498	17,881,828	17,342,794
Yield	8.22%	7.98	7.58	7.25	6.83
Consumer Loans	$906,634	875,171	835,520	845,251	840,746
Yield	8.17%	8.09	7.89	7.87	7.83
Mortgage Loans	$1,091,425	1,071,477	1,039,741	1,036,041	1,015,396
Yield	6.93%	6.82	6.67	6.44	6.31
Credit Card Loans	$265,120	260,010	260,251	257,691	253,985
Yield	10.86%	10.81	10.81	10.19	10.07
Home Equity Loans	$1,252,802	1,231,592	1,188,153	1,167,361	1,149,255
Yield	7.97%	7.69	7.30	6.85	6.32
Allowance for Loan Losses	$(318,195)	(307,674)	(294,817)	(286,846)	(281,505)

Loans, Net	$23,628,256	22,876,968	21,406,345	20,901,326	20,320,671
Yield	8.29%	8.06	7.67	7.35	6.95
Mortgage Loans Held for Sale	$130,196	132,605	117,085	121,665	137,116
Yield	6.51%	7.08	6.61	6.48	6.54
Federal Funds Sold and Time Deposits with Banks	$155,201	139,924	118,772	119,606	135,735
Yield	5.32%	5.07	4.42	4.26	3.55

Total Interest Earning Assets	$27,189,364	26,407,692	24,704,601	24,090,106	23,438,809
Yield	7.81%	7.58	7.23	6.94	6.58

Interest Bearing Liabilities
Interest Bearing Demand Deposits	$2,946,646	3,040,292	3,004,244	2,989,754	2,939,524
Rate	2.03%	1.81	1.63	1.39	1.25
Money Market Accounts	$6,587,365	6,196,865	5,800,154	5,619,551	5,421,961
Rate	4.38%	4.00	3.55	3.13	2.75
Savings Deposits	$547,779	573,776	535,475	534,533	561,550
Rate	0.72%	0.69	0.47	0.40	0.38
Time Deposits under $100,000	$2,917,518	2,738,528	2,501,504	2,408,591	2,318,085
Rate	4.38%	3.92	3.55	3.28	2.99
Time Deposits over $100,000 (less brokered time deposits)	$3,756,853	3,362,304	3,067,094	2,864,382	2,700,297
Rate	4.92%	4.44	4.01	3.67	3.35

Total Interest Bearing Core Deposits	$16,756,161	15,911,765	14,908,471	14,416,811	13,941,417
Rate	3.97%	3.54	3.15	2.80	2.50
Brokered Time Deposits	$3,165,905	2,740,674	2,364,383	2,443,105	2,611,091
Rate	4.85%	4.57	4.24	3.89	3.52

Total Interest Bearing Deposits	$19,922,066	18,652,438	17,272,854	16,859,916	16,552,508
Rate	4.11%	3.69	3.30	2.96	2.66
Federal Funds Purchased and Other Short-Term Borrowings	$1,553,699	1,772,113	1,530,099	939,008	687,055
Rate	4.73%	4.76	4.28	3.72	3.03
Long-Term Debt	$1,364,227	1,586,586	1,774,804	2,184,538	2,302,328
Rate	4.57%	4.42	4.62	4.44	4.34

Total Interest Bearing Liabilities	$22,839,991	22,011,138	20,577,757	19,983,462	19,541,891
Rate	4.18%	3.83	3.48	3.16	2.87

Net Interest Margin	4.30%	4.39	4.32	4.32	4.18

Yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the nine months ended September 30, 2006 and 2005 are presented below:

	Nine Months Ended September 30,
(dollars in thousands)	2006	2005

Interest Earning Assets
Taxable Investment Securities	$2,953,046	2,574,022
Yield	4.23%	3.76
Tax-Exempt Investment Securities	$200,361	219,641
Yield	6.76%	6.95
Trading Account Assets	$46,143	6,451
Yield	6.01%	3.79
Commercial Loans	$19,525,640	17,020,136
Yield	7.94%	6.49
Consumer Loans	$872,702	840,165
Yield	8.06%	7.54
Mortgage Loans	$1,067,737	1,021,319
Yield	6.81%	6.29
Credit Card Loans	$261,812	250,027
Yield	10.83%	10.16
Home Equity Loans	$1,224,419	1,095,903
Yield	7.66%	5.95
Allowance for Loan Losses	$(306,981)	(277,070)

Loans, Net	$22,645,328	19,950,481
Yield	8.02%	6.63
Mortgage Loans Held for Sale	$126,676	111,375
Yield	6.74%	6.40
Federal Funds Sold and Time Deposits with Banks	$138,100	129,721
Yield	4.99%	2.96

Total Interest Earning Assets	$26,109,655	22,991,691
Yield	7.55%	6.28

Interest Bearing Liabilities
Interest Bearing Demand Deposits	$2,996,850	2,970,049
Rate	1.82%	1.11
Money Market Accounts	$6,197,678	5,050,514
Rate	4.00%	2.34
Savings Deposits	$552,389	562,171
Rate	0.63%	0.34
Time Deposits under $100,000	$2,720,523	2,255,595
Rate	3.97%	2.73
Time Deposits over $100,000 (less brokered time deposits)	$3,398,127	2,543,826
Rate	4.49%	3.07

Total Interest Bearing Core Deposits	$15,865,567	13,382,155
Rate	3.57%	2.19
Brokered Time Deposits	$2,759,923	2,596,264
Rate	4.59%	3.23

Total Interest Bearing Deposits	$18,625,491	15,978,419
Rate	3.72%	2.36
Federal Funds Purchased and Other Short-Term Borrowings	$1,618,723	1,158,273
Rate	4.56%	2.59
Long-Term Debt	$1,573,702	2,055,131
Rate	4.54%	4.09

Total Interest Bearing Liabilities	$21,817,915	19,191,823
Rate	3.85%	2.56

Net Interest Margin	4.34%	4.15

The tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.
The following table summarizes the components of interest income for the nine and three months ended September 30, 2006 and 2005.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005

Interest income	$1,470,836	1,076,893	533,629	386,412
Taxable-equivalent adjustment	4,369	4,873	1,410	1,664

Interest income, Taxable-equivalent	1,475,205	1,081,766	535,039	388,076
Interest expense	628,594	368,141	241,027	141,587

Net interest income, Taxable-equivalent	$846,611	713,625	294,012	246,489

Non-Interest Income
Total non-interest income during the nine and three months ended September 30, 2006 increased $117.5 million, or 8.3%, and $22.6 million, or 4.5%, over the same periods a year ago, respectively. Excluding reimbursable items, the increase in non-interest income was 6.5% and 0.7%, respectively, over the same periods in 2005.
Financial Services:
Total non-interest income for the Financial Services segment for the nine and three months ended September 30, 2006 was $261.8 million and $89.3 million, up 8.0% and 2.4%, respectively, from the same periods in 2005.
Service charges on deposit accounts, the single largest component of Financial Services fee income, were $86.0 million and $29.9 million for the nine and three months ended September 30, 2006, up 2.9% and 4.4% from the same periods in 2005, respectively. Service charges on deposit accounts consist of non-sufficient funds (NSF) fees (which represent 66.6% and 67.6% of the total for the nine and three months ended September 30, 2006), account analysis fees, and all other service charges. Declines in account analysis fees and all other service charges of 7.2% and 7.0% for the nine months ended September 30, 2006, and 2.4% and 4.8% for the three months ended September 30, 2006, respectively, were offset by an increase in NSF fees.
NSF fees for the nine months ended September 30, 2006 were $57.3 million, an increase of $4.6 million, or 8.7%, over the same period in 2005. NSF fees of $20.2 million for the third quarter of 2006 increased by $431,000, or 2.2%, compared to the second quarter of 2006, and increased by $1.7 million, or 8.9% compared to the third quarter of 2005. Account analysis fees decreased by $842,600, or 7.2% to $10.8 million for the nine months ended September 30, 2006 compared to the same period in the prior year. Account analysis fees were $3.7 million for the three months ended September 30, 2006, a decrease of $91,000, or 2.4%, from the three months ended September 30, 2005. The decrease in account analysis fees, as compared to 2005, is mainly due to higher earnings credits on commercial demand deposit accounts (DDA). All other service charges on deposit accounts, which consist primarily of monthly fees on consumer DDA and saving accounts, were $17.9 million for first nine months of 2006, down 7.0% from the first nine months of 2005, and were $6.0 million for the third quarter of 2006, down 4.8% from the third quarter of 2005. The decrease is largely due to continued growth in the number of checking accounts with no monthly service charge.
Bankcard fees increased 20.1% to $32.9 million for the first nine months of 2006, and increased 17.3% to $11.4 million for the third quarter of 2006, as compared to the same periods in 2005, respectively. Financial management services revenues (which primarily consists of fiduciary and asset management fees, brokerage and investment banking revenue and customer interest rate swap revenue which is included in other fee income) increased 14.0% to $60.6 million for the nine months ended September 30, 2006, and increased 11.3% to $20.1 million for the three months ended September 30, 2006, as compared to the same periods in 2005. Growth in financial management services revenues was led by customer interest rate swap revenues from the new capital markets unit, as well as increases in fiduciary and asset management fees and brokerage and investment banking revenue. Mortgage banking income grew by 3.8% and 2.0% for the nine and three months ended September 30, 2006 over the same periods in 2005.
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
Transaction Processing Services:
TSYS’ revenues are derived from providing electronic payment processing and related services to financial and non-financial institutions, generally under long-term processing contracts. TSYS’ services are provided primarily through its cardholder systems, TS2 and TS1, to financial institutions and other organizations throughout the United States, and internationally. TSYS currently offers merchant acquiring services to financial institutions and other organizations through its wholly owned subsidiary, TSYS Acquiring Solutions, L.L.C. (TSYS Acquiring), and its majority owned subsidiary, GP Network Corporation (GP Net).
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
Accounts on File
TSYS provides services to its clients including processing consumer, retail, commercial, government services, stored-value and debit cards. Average accounts on file for the nine months ended September 30, 2006 were 413.6 million, an increase of 6.2% over the average of 389.4 million for the same period in 2005. Total accounts on file at September 30, 2006 were 400.0 million, a 7.0% decrease compared to the 430.1 million accounts on file at September 30, 2005. The change in accounts on file from September 2005 to September 2006 included the deconversion of approximately 87.3 million accounts, the purging/sales of 13.9 million accounts, the addition of approximately 38.0 million accounts attributable to the internal growth of existing clients, and approximately 33.1 million accounts from new clients.
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
On June 30, 2005, Bank of America announced its planned acquisition of MBNA. In December 2005, TSYS received official notification from Bank of America of its intent, pending its acquisition of MBNA, to shift the processing of its consumer card portfolio in-house in October 2006. On January 1, 2006, Bank of America’s acquisition of MBNA was completed and in October 2006, TSYS deconverted the Bank of America consumer portfolio. TSYS continues to provide commercial and small business card processing for Bank of America and MBNA, as well as merchant processing for Bank of America, according to the terms of existing agreements for those services.
TSYS’ processing agreement with Bank of America provided that Bank of America could terminate its agreement with TSYS for consumer credit card services upon the payment of a termination fee, the amount of which was dependent on several factors. This fee of approximately $68.9 million was received in October 2006 in conjunction with the Bank of America consumer card portfolio deconversion. As a result of the deconversion, TSYS accelerated the amortization of approximately $6 million in contract acquisition costs (comprised of $4.0 million of amortization related to payments for processing rights, which was recorded as a reduction of revenues, and $2.0 million of amortization expense related to conversion costs). The loss of Bank of America, or any significant client, could have a material adverse effect on TSYS and Synovus’ financial position, results of operations, and cash flows. Synovus and TSYS’ management believe that the loss of revenues from the Bank of America consumer card portfolio for the months of 2006 subsequent to the expected deconversion, combined with decreased expenses from the reduction in hardware and software and the redeployment of personnel, should not have a material adverse effect on TSYS or Synovus’ financial position, results of operations or cash flows for the year ending December 31, 2006. However, TSYS’ management believes that the termination fee associated with the Bank of America deconversion, offset by the loss of processing revenues subsequent to the deconversion and the acceleration of amortization of contract acquisition costs, will have a positive effect on TSYS’ financial position, results of operations and cash flows for the year ending December 31, 2006.
For the nine months ended September 30, 2006, revenues from Bank of America were $307.2 million, which represented approximately 23.9% and 12.9% of TSYS and Synovus’ total revenues, respectively. For the three months ended September 30, 2006, revenues from Bank of America were $109.1 million, which represented approximately 24.7% and 13.3% of TSYS and Synovus’ total revenues, respectively. These amounts consist of processing revenues for consumer, commercial and merchant acquiring services as well as reimbursable items. Of the $307.2 million and $109.1 million in revenues for the for the nine and three months ended September 30, 2006, approximately $112.8 million, or 36.7%, and $40.7 million, or 37.3% was derived from Bank of America for reimbursable items, respectively. For the nine months ended September 30, 2006, Bank of America accounted for approximately $194.4 million, or 19.2% of TSYS’, and 9.2% of Synovus’ revenues before reimbursable items. For the three months ended September 30, 2006, Bank of America accounted for approximately $68.4 million, or 20.0% of TSYS’, and 9.5% of Synovus’ revenues before reimbursable items. The majority of the increase in revenues derived from Bank of America for 2006, as compared to 2005, is the result of including TSYS Acquiring’s revenues for merchant acquiring services from Bank of America.
TSYS had another major customer that accounted for approximately 10.5%, or $134.9 million, of TSYS' total revenues for the nine months ended September 30, 2006 and approximately 10.6%, or $46.8 million, of TSYS' total revenues for the three months ended September 30, 2006. For the nine and three months ended September 30, 2005, this client accounted for 9.8%, or $115.9 million, and approximately 10.7%, or $45.0 million, respectively, of TSYS’ total revenues. The loss of this client, or any significant client, could have a material adverse effect on TSYS or Synovus’ financial position, results of operations and cash flows.
Electronic Payment Processing Services
Revenues from electronic payment processing services increased $39.4 million, or 6.1%, and $8.6 million, or 3.9%, for the nine and three months ended September 30, 2006, respectively, compared to the same periods in 2005. Included in revenues for the three months ended September 30, 2006 are revenues of approximately $5.9 million related to TSYS Card Tech. Electronic payment processing revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, government services and commercial card accounts. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow.
On October 13, 2004, TSYS finalized a definitive agreement with JPMorgan Chase & Co. (Chase) to service the combined card portfolios of Chase Card Services and to upgrade Chase’s card-processing technology. Pursuant to the agreement, TSYS converted the consumer accounts of Chase to the modified version of TS2 in July 2005. TSYS expects to maintain the card-processing functions of Chase Card Services for at least two years. Chase Card Services then has the option to either extend the processing agreement for up to five additional two-year periods or migrate the portfolio in-house, under a perpetual license of a modified version of TS2 with a six-

year payment term. TSYS expects that Chase will discontinue its processing agreement according to the original schedule and will license TSYS’ processing software in 2007.
In August 2005, TSYS finalized a five year definitive agreement with Capital One Financial Corporation (Capital One) to provide processing services for its North American portfolio of consumer and small business credit card accounts. TSYS plans to complete the conversion of Capital One’s portfolio from its in-house processing system to TS2 in phases, beginning in July 2006 and ending in early 2007. In October 2006 , TSYS converted the vast majority of the Capital One Portfolio onto its TS2 platform. TSYS expects to maintain the card processing functions of Capital One for at least five years. After a minimum of three years of processing with TSYS, the agreement provides Capital One the opportunity to license TS2 under a long-term payment structure.
Current 2006 earnings estimates assume that TSYS will recognize revenues and costs associated with converting, processing and servicing the Capital One portfolio beginning in the fourth quarter of 2006.
In July 2003, Sears and Citigroup announced an agreement for the sale by Sears to Citigroup of the Sears credit card and financial services businesses. The TSYS/Sears agreement granted to Sears the one-time right to market test TSYS’ pricing and functionality after May 1, 2004, which right was exercised by Citigroup. In June 2005, TSYS announced that Citigroup would move the Sears consumer MasterCard and private-label accounts from TSYS in a deconversion that occurred in June 2006. For the nine months ended September 30, 2006, TSYS’ revenues from the agreement with Sears represented less than 10% of TSYS’s consolidated revenues. TSYS expects to continue supporting commercial card accounts for Citibank, a subsidiary of Citigroup, as well as Citibank’s Banamex USA consumer accounts, according to the terms of the existing agreements for those portfolios. TSYS’ management believes that the loss of revenues from the Sears portfolio for the months of 2006 subsequent to the deconversion, combined with decreased expenses from the reduction in hardware and software and the redeployment of personnel, will not have a material adverse effect on TSYS’ financial position, results of operations or cash flows for the year ending December 31, 2006.
Merchant Acquiring Services
Merchant acquiring services revenues are derived from providing acquiring solutions, related systems and integrated support services primarily to large financial institutions and other merchant acquirers. Revenues from merchant acquiring services include processing all payment forms including credit, debit, prepaid, electronic benefit transfer and electronic check for merchants of all sizes across a wide array of retail market segments. Merchant acquiring services’ products and services include: authorization and capture of transactions; clearing and settlement of transactions; information reporting services related to electronic transactions; information reporting services related to transactions; merchant billing services; and point of sale equipment sales and service.
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
Revenues from merchant acquiring services are mainly generated by TSYS’ wholly owned subsidiary, TSYS Acquiring, and its majority owned subsidiary, GP Net. Merchant acquiring services revenue for the nine and three months ended September 30, 2006 was $195.3 million and $65.5 million, respectively, compared to $170.0 million and $74.2 million for the same periods last year. The increase for the nine months ended September 30, 2006 is attributable to the consolidation of TSYS Acquiring’s results effective March 1, 2005. Prior to the acquisition of TSYS Acquiring, TSYS’ merchant acquiring services revenues included fees TSYS charged to TSYS Acquiring for back-end processing support.
Revenues from merchant acquiring services are down for the three months ended September 30, 2006, as compared to the same period in 2005, as the result of closing the point of sale terminal distribution sales office during the first quarter of 2006. TSYS Acquiring is also experiencing a moderate market price compression and reduction of revenues due to deconversions.
TSYS Acquiring’s results are driven by the authorization and capture transactions processed at the point-of-sale and the number of clearing and settlement transactions. TSYS Acquiring’s authorization and data capture transactions are primarily through dial-up or Internet connectivity.
During the third quarter of 2006, TSYS Acquiring renewed long-term agreements with two clients and signed five new startup clients. TSYS Acquiring also announced plans to integrate clearing and settlement processing for Discover Network card acceptance into its offering for merchant acquirers and independent sales organizations.
TSYS Acquiring is also expanding its product and service offerings to include enhanced gift card, enhanced statements, new Internet-based reporting capabilities and contactless payments. During the third quarter of 2006, TSYS Acquiring began offering merchant cash advance services and upgraded Dynamic Currency Conversion (DCC) multi-currency processing services.
Other Transaction Processing Services Revenues
Revenues from TSYS’ other transaction processing services consist primarily of revenues generated by TSYS’ wholly owned subsidiaries not included in electronic payment processing services or merchant acquiring services, as well as TSYS’ business process management services. Revenues from other transaction processing services decreased $3.5 million, or 2.6%, for the nine months ended September 30, 2006, as compared to the same period last year. Revenues from other transaction processing services increased $1.1 million, or 2.6%, for the three months ended September 30, 2006, as compared to the same period in 2005. Other transaction processing services revenue for the third quarter of 2006 increased as a result of greater growth in redemption services from Enhancement Services Corporation (ESC). Other transaction processing services revenues for the nine months ended September 30, 2006 decreased primarily due to the loss of call center revenue.
Equity in Income of Equity Investments
TSYS’ share of income from its equity in equity investments was $1.2 million and $991,000 for the three months ended September 30, 2006 and 2005, respectively. TSYS’ share of income from its equity in equity investments was $3.1 million and $5.3 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease for the first nine months of 2006 is primarily attributable to the purchase of the remaining 50% interest in TSYS Acquiring on March 1, 2005 and the consolidation of TSYS Acquiring’s operating results in TSYS’ statement of income. Refer to Note 6 in the Notes to Unaudited Consolidated Financial Statements for more information on the acquisition of TSYS Acquiring. These amounts are reflected as a component of other operating income in the Consolidated Statements of Income.
Non-Interest Expense
For the nine and three months ended September 30, 2006, total non-interest expense increased $167.6 million, or 11.7%, and $49.5 million, or 9.8%, over the same periods in 2005, respectively. Excluding reimbursable items, the increase was 10.6% and 7.0% over the same periods in the prior year, respectively. Management analyzes non-interest expense in two separate segments: Financial Services and Transaction Processing Services.
The following table summarizes non-interest expense for the nine months ended September 30, 2006 and 2005, respectively.

	Nine months ended		Nine months ended
	September 30, 2006(*)		September 30, 2005(*)
		Transaction		Transaction
	Financial	Processing	Financial	Processing
(In thousands)	Services	Services	Services	Services
Salaries and other personnel expense	$335,243	383,199	274,552	338,078
Net occupancy and equipment expense	73,899	223,806	65,972	208,280
Other operating expenses	151,961	179,077	136,216	193,830
Reimbursable items	—	268,589	—	228,653

Total non-interest expense	$561,103	1,054,671	476,740	968,841

The following table summarizes non-interest expense for the three months ended September 30, 2006 and 2005, respectively.

	Three months ended		Three months ended
	September 30, 2006(*)		September 30, 2005(*)
		Transaction		Transaction
	Financial	Processing	Financial	Processing
(In thousands)	Services	Services	Services	Services
Salaries and other personnel expense	$113,842	142,586	93,085	120,859
Net occupancy and equipment expense	25,566	74,941	22,713	76,063
Other operating expenses	51,899	52,748	45,356	72,892
Reimbursable items	—	99,477	—	79,870

Total non-interest expense	$191,307	369,752	161,154	349,684

(*)	The added totals are greater than the consolidated totals due to inter-segment balances which are eliminated in consolidation.

Financial Services:
Financial Services’ non-interest expense increased by 17.7% and 18.7% for the nine and three months ended September 30, 2006 compared to the same periods in the previous year, respectively. The 2006 results include the impact of expensing stock options beginning January 1, 2006, which resulted in an expense of $10.8 million and $2.9 million for the nine and three months ended September 30, 2006, respectively. Additionally, the 2006 financial results reflect a higher level of expenses related to non-vested stock awards, as these have now become the primary form of stock-based compensation. Excluding the impact of stock options, the incremental impact (as compared to 2005 levels) of non-vested stock expense and acquisitions completed in 2006, total non-interest expense increased by 13.1% and 13.2% for the nine and three months ended September 30, 2006, respectively. Key drivers of the increase in non-interest expense also include increased employment expenses associated with additional employees, annual compensation adjustments, and higher levels of incentive compensation. Additionally, investments in additional branch locations (approximately 12 branches in the past 18 months) and incremental expenses associated with our retail strategy contributed to the increase.
Total headcount for the Financial Services segment at September 30, 2006 was 7,043 compared to 6,639 at December 31, 2005 and 6,527 at September 30, 2005. Total headcount at September 30, 2006 included the addition of 87 team members as a result of the Riverside acquisition on March 25, 2006, and 63 team members as a result of the First Florida acquisition on April 1, 2006.
Transaction Processing Services:
Total non-interest expense increased 8.9% and 5.7% for the nine and three months ended September 30, 2006, respectively, compared to the same periods in 2005. The increase in non-interest expense includes a decrease of $2.5 million and an increase of $1.6 million for the nine and three months ended September 30, 2006, respectively, related to the effects of currency translation of TSYS’ foreign-based subsidiaries, branches and divisions. Excluding reimbursable items, total non-interest expense increased 6.2% and 0.2% for the nine and three months ended September 30, 2006, respectively, compared to the same periods in 2005. The increases are due to changes in each of the expense categories as described below.
Salaries and other personnel expenses increased $45.1 million, or 13.3%, and $21.7 million, or 18.0%, for the nine and three months ended September 30, 2006 compared to the same periods in 2005, respectively. The 2006 results include the impact of expensing stock options beginning January 1, 2006, and the incremental impact (as compared to 2005 levels) of non-vested stock expense, which resulted in an expense of $5.7 million for the nine months ended September 30, 2006 and $1.8 million for the third quarter of 2006. Of the $45.1 million increase for the first nine months of 2006, $11.8 million is the result of employee related expenses of TSYS Acquiring. In addition, the change in employment expenses is associated with normal salary increases and related benefits, offset in part by the level of employment costs capitalized as software development and contract acquisition costs. The growth in employment expenses included a decrease in the accrual for performance-based incentive benefits for the first nine months of 2006 and an increase for the third quarter compared to the same periods in 2005. Such accrual for performance-based incentive benefits decreased by $6.7 million and increased by $1.3 million for the nine and three months ended September 30, 2006, respectively.

At September 30, 2006, TSYS had 6,779 employees compared to 6,698 at December 31, 2006 and 6,522 at September 30, 2005. With the acquisition of TSYS Card Tech, TSYS added 204 employees and approximately $2.9 million of employment expenses for both the nine and three months ended September 30, 2006, respectively.
Net occupancy and equipment expense increased $15.5 million, or 7.5%, and decreased $1.1 million, or 1.5%, for the nine and three months ended September 30, 2006 over the same periods in 2005, respectively. Of the $15.5 million increase for the nine months ended September 30, 2006, $5.7 million is the result of occupancy and equipment related expenses of TSYS Acquiring. With the addition of TSYS Card Tech, TSYS added approximately $900,000 of occupancy and equipment expenses for the nine and three months ended September 30, 2006, respectively.
Depreciation and amortization increased for the nine and three months ended September 30, 2006, as compared to the same periods in 2005, as a result of the depreciation and amortization associated with TSYS Acquiring, as well as the acceleration of amortization of software licenses that are under processing capacity agreements, commonly referred to as millions of instructions per second (MIPS) agreements. These licenses are amortized using a units-of-production basis. As a result of deconversions during 2006, TSYS’ total future MIPS are expected to decline, resulting in an increase in software amortization for the periods prior to the deconversion dates. Additionally, TSYS recognized impairment losses on developed software of $3.1 million in the first quarter of 2005.
Other operating expenses for the nine months ended September 30, 2006 decreased $14.8 million, or 7.6%, as compared to the same period in 2005, and declined by $20.1 million for the third quarter of 2006 as compared to the third quarter of 2005. The decrease in other operating expenses for the nine months ended September 30, 2006 compared to the same period in 2005 is primarily the result of decline in terminal deployment expenses associated with the point of sale terminal distribution sales office that was closed during the three months ended March 31, 2006 and the re-characterization of court costs associated with debt collection services as reimbursable items. With the acquisition of TSYS Card Tech, TSYS added approximately $2.2 million of other operating expenses for the nine and three months ended September 30, 2006, respectively.
Other operating expenses include, among other things, amortization of conversion costs, costs associated with delivering merchant acquiring services, professional advisory fees and court costs associated with TSYS’ debt collection business.
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

Income Tax Expense
For the third quarter of 2006, income tax expense was $82.8 million, compared to $81.9 million for the third quarter of 2005. For the nine months ended September 30, 2006, income tax expense was $249.5 million compared to $226.5 million for the same period in 2005. The effective tax rate for the three months ended September 30, 2006 and 2005 was 35.0% and 37.9%, respectively. The effective tax rate for the nine months ended September 30, 2006 was 36.1% compared to 37.4% for the same period in 2005 and 37.3% for the year ended December 31, 2005.
In July 2006, Synovus’ majority owned subsidiary, TSYS, changed the structure of its European operation from a branch structure into a statutory structure that will facilitate continued expansion in the European region. TSYS adopted the permanent reinvestment exception under Accounting Principles Board Opinion No. 23 (APB 23) “Accounting for Income Taxes – Special Areas,” with respect to future earnings of certain foreign subsidiaries. As a result, TSYS now considers foreign earnings related to these foreign operations to be permanently reinvested.
The new statutory structure provides TSYS with marketing and personnel hiring advantages when compared to the former branch office, as well as provides TSYS with certain U.S. and foreign tax benefits. As a result of the new structure, during the third quarter of 2006, TSYS recorded a reduction of previously established income tax liabilities in the amount of $5.6 million, as these amounts would no longer be required under the new structure. Additionally, during the third quarter of 2006, TSYS reassessed certain of its previously established federal and state income tax liabilities, which resulted in a net increase of such liabilities of approximately $1.5 million.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Synovus does not expect the impact of SFAS No. 157 on its financial position, results of operations or cash flows to be material.
In September of 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 provides different effective dates for the recognition and related disclosure provisions and for the required change to a fiscal year-end measurement date. An employer with publicly traded equity securities is required to initially apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the end of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, and is not to be applied retrospectively. Synovus is currently evaluating the impact of adopting SFAS No. 158 on its financial position, results of operations and cash flows, but has yet to complete its assessment.
In September 2006, the EITF reached a consensus on EITF Issue No. 06-4 (EITF 06-4), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires an employer to recognize a liability for future benefits based on the substantive agreement with the employee. EITF requires a company to use the guidance prescribed in FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and Accounting Principles Board Opinion No. 12, “Omnibus Opinion,” when entering into an endorsement split-dollar life insurance agreement and recognizing the liability. EITF 06-4 is effective for fiscal periods beginning after December 15, 2006. Synovus is currently evaluating the impact of adopting EITF 06-4 on its financial position, results of operations and cash flows, but has yet to complete its assessment.
In September 2006, the EITF reached a consensus on EITF Issue No. 06-5 (EITF 06-5), “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” EITF 06-5 requires that a determination of the amount that could be realized under an insurance contract should (1) consider any additional amounts beyond cash surrender value) included in the contractual terms of the policy and (2) be based on an assumed surrender at the individual policy or certificate level, unless all policies or certificates are required to be surrendered as a group. EITF 06-5 is effective for fiscal periods beginning after December 15, 2006. Synovus is currently evaluating the impact of adopting EITF 06-5 on its financial position, results of operations and cash flows, but has yet to complete its assessment.
In September 2006, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB No. 108), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 states that registrants should use both a balance sheet (iron curtain) approach and an income statement (rollover) approach when quantifying and evaluating the materiality of a misstatement and provides guidance for correcting errors in prior years. SAB No. 108 is effective for periods ended after November 15, 2006. Synovus does not expect the impact of adopting SAB No. 108 to be material on its financial position, results of operations and cash flows.

Forward-Looking Statements
Certain statements contained in this filing which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”). These forward-looking statements include, among others, statements regarding: (i) the expected financial impact of recent accounting pronouncements, including the expected after-tax expense for both option and restricted stock awards in 2006; (ii) the estimated periods for recognizing expenses associated with stock based compensation; (iii) management’s belief with respect to legal proceedings and other claims, including management’s expectation that the ultimate resolution of the FDIC’s investigation of the policies, practices and procedures used by CB&T in connection with the credit card programs offered pursuant to its Affinity Agreement with CompuCredit will not have a material adverse effect on its consolidated financial condition, results of operation or cash flows as a result of the expected performance by CompuCredit of its indemnification obligations under the Affinity Agreement; (iv) TSYS’ expectation that it will continue to process commercial card accounts for Citibank, as well as Citibank’s Banamex USA consumer accounts; (v) TSYS’ expectation that it will maintain the card-processing functions of Chase for at least two years and that Chase will discontinue its processing agreement according to the original schedule and license TSYS’ processing software in 2007; (vi) TSYS’ expectation that it will continue providing commercial and small business card processing for Bank of America and MBNA, as well as merchant processing for Bank of America; (vii) Synovus and TSYS’ belief that the loss of revenues from the Bank of America consumer card portfolio for 2006 should not have a material adverse effect on Synovus or TSYS for 2006 and that the payment of the termination fee associated with the deconversion should have a positive effect on TSYS for 2006; (viii) TSYS’ expectation that it will convert Capital One’s portfolio in phases beginning in July 2006 and ending in early 2007; (ix) TSYS’ expectation that it will maintain card processing functions of Capital One for at least five years; (x) TSYS’ belief that the loss of revenue from the Sears portfolio for 2006 should not have a material adverse effect on TSYS for 2006; (xi) management’s expectation that the net charge-off ratio for the year will be under 0.30%; (xii) management’s belief with respect to the existence of sufficient collateral for past due loans, the resolution of certain loan delinquencies and the inclusion of all material loans in which doubt exists as to collectibility in nonperforming loans and loans past due over 90 days and still accruing; (xiii) management’s expectation that there will be further margin compression for the fourth quarter of 2006; (xiv) management’s belief that Synovus is beginning to achieve a more neutral position with respect to rate sensitivity and its expectation that measured asset sensitivity will be reduced; (xv) Synovus’ expected growth in earnings per share for 2006 and the assumptions underlying such statements, including, with respect to Synovus’ expected increase in earnings per share for 2006, stable short term interest rate for the remainder of 2006; the credit environment will remain favorable; TSYS’ earnings growth will be in the 26% — 28% range; and the incremental (as compared to 2005) share-based compensation expense will be approximately 5 cents per diluted share. In addition, certain statements in future filings by Synovus with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, efficiency ratios and other financial terms; (ii) statements of plans and objectives of Synovus or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

ITEM 3 — QUANTITATIVE AND
QUALITATIVE DISCLOSURES ABOUT
MARKET RISK
During the first nine months of 2006, Synovus maintained an asset sensitive interest rate risk position. This position was maintained in anticipation of further moderate increases in short term interest rates. As these expected increases have occurred, Synovus has been gradually reducing this asset sensitive positioning. Synovus believes it is beginning to achieve a more neutral position with respect to rate sensitivity. This more neutral position is desirable as the Federal Reserve could be at or near the end of its interest rate increase cycle.
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
Synovus models its baseline net interest income forecast assuming an unchanged or flat interest rate environment. Synovus has modeled the impact of a gradual increase and decrease in short-term rates of 100 basis points to determine the sensitivity of net interest income for the next twelve months. The following table represents the estimated sensitivity of net interest income to these gradual changes in short term interest rates at September 30, 2006, with comparable information for December 31, 2005.

	Estimated % Change as Compared to Unchanged Rates
	(for the next twelve months)
Rate Change (Basis Points)	September 30, 2006	December 31, 2005
+ 100	0.6%	1.9%
- 100	(1.3%)	(2.2%)
While these estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions and their impact on loan and deposit pricing would be expected to have a significant impact on the realized level of net interest income. Actual realized balance sheet growth and mix would also impact the realized level of net interest income. Synovus also considers the interest rate sensitivity of non-interest income in determining the appropriate net interest income sensitivity positioning.

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
     The following table sets forth information regarding Synovus’ purchases of its common stock on a monthly basis during the three months ended September 30, 2006:

					Maximum
				Total Number of	Number of Shares
				Shares Purchased	That May Yet Be
				as Part of	Purchased Under
	Total Number of		Average Price Paid	Announced Plans	the Plans or
Period	Shares Purchased		per Share	or Programs	Programs

July 2006	483	(1)	$27.20	—	—
August 2006	—	(1)	—	—	—
September 2006	—	(1)	—	—	—

Total	483	(1)	$27.20	—	—

(1)	Consists of delivery of previously owned shares to Synovus in payment of the exercise price of stock options.

ITEM 6 — EXHIBITS

(a) Exhibits	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.
Date: November 9, 2006	BY:	/s/ Thomas J. Prescott
Thomas J. Prescott
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report