Form 10-K
period 2006-12-31
SYNOVUS FINANCIAL CORP
filed 2007-03-01
CIK 18349

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934
for the fiscal year ended December 31, 2006
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
YES ☐ NO ☑
     As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6,776,544,000 based on the closing sale price as reported on the New York Stock Exchange.
     As of February 20, 2007, there were 326,607,166 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations

Portions of the 2007 Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2007 (“Proxy Statement”)	Part III

Financial Appendix for the year ended December 31, 2006 to the Proxy Statement (“Financial Appendix”)	Parts I, II, III and IV

Part I
Safe Harbor Statement
     We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans, objectives and results, among other things, and also include (without limitation) statements made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report.
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
Item 1. Business
Business and Business Segments
     We are a diverse financial services company with more than $31 billion in assets and are a registered bank holding company. We provide integrated financial services including banking, financial management, insurance, mortgage and leasing services through bank subsidiaries and our other offices in Georgia, Alabama, South Carolina, Florida and Tennessee and electronic payment processing and related services through our 81% owned subsidiary, Total System Services, Inc. We are based in Columbus, Georgia and our stock is traded on the New York Stock Exchange under the symbol “SNV.”
     We are engaged in two reportable business segments: Financial Services (which primarily involves banking activities, as well as financial management, mortgage, leasing and insurance services), and Transaction Processing Services (which consists primarily of electronic payment processing services, including consumer, commercial, retail, government services, debit and stored value card processing and related services.) See Note 18 of Notes to Consolidated

Financial Statements on pages F-40 and F-41 of the Financial Appendix which is incorporated in this document by reference.
Financial Services
     As of December 31, 2006, we had 40 wholly owned bank subsidiaries located in five southeastern states. Our bank subsidiaries offer commercial banking services, including commercial, financial, agricultural and real estate loans, and retail banking services, including accepting customary types of demand and savings deposits; making individual, consumer, installment and mortgage loans; safe deposit services; leasing services; automated banking services; automated fund transfers; and bank credit card services, including MasterCard and Visa services.
     Our primary wholly owned nonbank subsidiaries are: (1) Synovus Securities, Inc., Columbus, Georgia, which specializes in professional portfolio management for fixed-income securities, investment banking, the execution of securities transactions as a broker/dealer and the provision of individual investment advice on equity and other securities; (2) Synovus Trust Company, N.A., Columbus, Georgia, which provides trust services; (3) Synovus Mortgage Corp., Birmingham, Alabama, which offers mortgage services; (4) Synovus Insurance Services, Columbus, Georgia, which offers insurance agency services; (5) Creative Financial Group, LTD., Atlanta, Georgia, which provides financial planning services; and (6) GLOBALT, Inc., Atlanta, Georgia, which provides asset management services.
Transaction Processing Services
     Business. TSYS provides electronic payment processing and related services to financial and nonfinancial institutions. Services include processing consumer, retail, commercial, government services, stored value and debit cards. Based in Columbus, Georgia, and traded on the New York Stock Exchange under the symbol “TSS,” TSYS provides services to financial and nonfinancial institutions throughout the United States and internationally. TSYS currently offers merchant acquiring services to financial institutions and other organizations in the United States through its wholly owned subsidiary, TSYS Acquiring Solutions, L.L.C., and in Japan through its majority owned subsidiary, GP Network Corporation. TSYS also offers optional value added products and services to support its core processing services. Value added products and services include: risk management tools and techniques, such as credit evaluation, fraud detection and prevention and behavior analysis tools; and revenue enhancement tools and customer retention programs, such as loyalty programs and bonus rewards.
     Seasonality. Due to the somewhat seasonal nature of the credit card industry, TSYS’ revenues and results of operations have generally increased in the fourth quarter of each year because of increased transaction and authorization volumes during the traditional holiday shopping season.
     Backlog of Accounts. As of December 31, 2006, TSYS had a pipeline of approximately ten million accounts associated with new clients. TSYS expects to convert its entire backlog of new accounts in 2007.

     See “Non-Interest Income” under the “Financial Review” Section on pages F-58 through F-63, “Non-Interest Expense” under the “Financial Review” Section on pages F-63 through F-66, and Note 18 of Notes to Consolidated Financial Statements on pages F-40 and F-41 of the Financial Appendix which are incorporated in this document by reference.
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
Major Customers
     A significant amount of TSYS’ revenues are derived from long-term contracts with large clients, including its major customers during 2006, Bank of America Corporation and JP Morgan Chase & Co. In October 2006, TSYS completed the deconversion of Bank of America’s consumer card portfolio as a result of its decision to shift the processing of that portfolio in house in connection with its merger with MBNA Corporation. For the year ended December 31, 2006, Bank of America and JP Morgan Chase & Co accounted for approximately 24.3% and 10.1%, respectively, of TSYS’ total revenues. Bank of America accounted for approximately 13.3% of Synovus’ total revenues for the year ended December 31, 2006. As a result, the loss of Bank of America or JP Morgan Chase & Co, or other large clients, could have a material adverse effect on TSYS’ and Synovus’ financial position, results of operations and cash flows. See “Major Customers” under the “Financial Review” Section on pages F-59 and F-60 of the Financial Appendix which is incorporated in this document by reference.
Acquisitions
     We have pursued a strategy of acquiring banks and financial services companies which are used to augment our internal growth. TSYS also acquires companies to enhance its functionality and product offerings. See Note 2 of Notes to Consolidated Financial Statements on pages F-17 through F-19 and “Acquisitions” under the “Financial Review” Section on page F-55 of the Financial Appendix which are incorporated in this document by reference.

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
     General. We are a registered bank holding company and a financial holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 and by the Georgia Department of Banking and Finance under the bank holding company laws of the State of Georgia. Our affiliate national bank associations are subject to regulation and examination primarily by the Office of the Comptroller of the Currency, which we refer to as the OCC, and, secondarily, by the Federal Deposit Insurance Corporation and the Federal Reserve Board. Our state-chartered banks are subject to primary federal regulation and examination by the FDIC and, in addition, are regulated and examined by their respective state banking departments. Numerous other federal and state laws, as well as regulations promulgated by the Federal Reserve Board, the state banking regulators, the OCC and the FDIC govern almost all aspects of the operations of our bank subsidiaries. Various federal and state bodies regulate and supervise our nonbank subsidiaries including our brokerage, investment advisory, insurance agency and processing operations. These include, but are not limited to, the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., federal and state banking regulators and various state regulators of insurance and brokerage activities.
     As a financial holding company we are eligible to engage in, or acquire companies engaged in, the broader range of activities that are permitted by the Gramm-Leach Bliley Act of 1999. These activities include those that are determined to be “financial in nature,” including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies. If any of our banking subsidiaries ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary. In addition, if any of our banking subsidiaries receives a rating of less than satisfactory under the Community Reinvestment Act of 1977 we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies.

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
     Federal and state banking regulations applicable to us and our bank subsidiaries require minimum levels of capital which limit the amounts available for payment of dividends. See “Parent Company” under the “Financial Review” Section on pages F-86 and F-87 and Note 13 of Notes to Consolidated Financial Statements on pages F-31 and F-32 of the Financial Appendix which are incorporated in this document by reference.
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
     Capital Requirements. We are required to comply with the capital adequacy standards established by the Federal Reserve Board and our bank subsidiaries must comply with similar capital adequacy standards established by the OCC, FDIC and the Federal Reserve Board, as applicable. As a financial holding company, we and each of our bank subsidiaries are required to maintain capital levels required for a well capitalized institution, as defined in “Prompt Corrective Action” below. There are two basic measures of capital adequacy for bank holding companies and their bank subsidiaries that have been promulgated by the Federal Reserve Board, the FDIC and the OCC: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company or a bank to be considered in compliance. See “Capital Resources” and “Dividends” under the “Financial Review” Section on pages F-83 through F-85 and Note 13 of Notes to Consolidated Financial Statements on pages F-31 and F-32 of the Financial Appendix which are incorporated in this document by reference.
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
     The regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines (1) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (2) that the institution has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. Supervisory actions by the appropriate federal banking regulator depend upon an institution’s classification within the five categories. Our management believes that we and our bank subsidiaries have the requisite capital levels to qualify as well capitalized institutions under the Federal Deposit Insurance Corporation Improvement Act regulations. See Note 13 of Notes to Consolidated Financial Statements on pages F-31 and F-32 of the Financial Appendix which is incorporated in this document by reference.
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
Competition
     Financial Services. The financial services business is highly competitive. Our banks and wholly owned nonbank subsidiaries compete actively with national and state banks, savings and loan associations and credit unions and other nonbank financial institutions, including securities brokers and dealers, investment advisory firms, personal loan companies, insurance companies, trust companies, finance companies, leasing companies, mortgage companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other financial services. These competitors have been successful in developing products that are in direct competition with or are alternatives to the banking services offered by traditional banking institutions. Our ability to maintain our history of strong financial performance will depend in part on our ability to expand the scope of and effectively deliver products and services, allowing us to meet the changing needs of our customers.
     As of December 31, 2006, we were the second largest bank holding company headquartered in Georgia, based on assets. Customers for financial services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. Although our market share varies in different markets, we believe that our affiliates effectively compete with other banks and thrifts in their relevant market areas.
     Transaction Processing Services. TSYS encounters vigorous competition in providing electronic payment processing services from several different sources. Most of the national market in third party card processors is presently being provided by approximately three vendors. TSYS believes that as of December 31, 2006 it is the second largest third party card processor in the United States. In addition, TSYS competes with in house processors and software vendors which provide their products to institutions which process in house. TSYS is presently encountering, and in the future anticipates continuing to encounter, substantial competition from data processing and bankcard computer service firms and other such third party vendors located throughout the United States and from certain international processors with respect to international-based support services. Based upon available market share data that includes cards processed in house, TSYS believes that during 2006 it held a 39% share of the domestic consumer card processing market, an 86% share of the Visa and MasterCard domestic commercial card processing market and a 14% share of the domestic retail card processing market.

     TSYS’ major competitor in the card processing industry is First Data Resources, Inc., a wholly owned subsidiary of First Data Corporation, which provides card processing services. The principal methods of competition between TSYS and First Data Resources are price, system performance and reliability, breadth of features and functionality, disaster recovery capabilities, data security, scalability and flexibility of infrastructure and servicing capability. Certain other subsidiaries of First Data Corporation also compete with TSYS with respect to the provision of merchant acquiring services.
Employees
     On December 31, 2006, we had 13,178 full time employees, 6,644 of whom are employees of TSYS.
Selected Statistical Information
     The “Financial Review” Section which is set forth on pages F-50 through F-90 and the “Summary of Quarterly Financial Data” Section which is set forth on page F-91 of the Financial Appendix, which includes the information encompassed within “Selected Statistical Information,” are incorporated in this document by reference.
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
     Moreover, this highly competitive industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies now can merge by creating a “financial holding company,” which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, a number of foreign banks have acquired financial services companies in the U.S., further increasing competition in the U.S. market. In addition, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and some have lower cost structures. We expect the consolidation of the banking and financial services industry to result in larger, better-capitalized companies offering a wide array of financial services and products.
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
     The Federal Reserve Board regulates the supply of money and credit in the U.S. Its policies determine in large part our cost of funds for lending and investing and the return we earn on those loans and investments, both of which affect our net interest margin. They can also materially affect the value of financial instruments we hold, such as debt securities. Its policies can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve Board could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay its loans, which could materially adversely affect us. In addition, higher interest rates could also increase our cost to borrow funds and increase the rate we pay on deposits. Changes in Federal Reserve Board policies and laws are beyond our control and hard to predict.
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
     Synovus, our subsidiary banks, and many of our nonbank subsidiaries, including TSYS, are heavily regulated at the federal and state levels. This regulation is designed primarily to protect depositors, federal deposit insurance funds and the banking system as a whole, not shareholders. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation and implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. Also, if we do not comply with laws, regulations or policies, we could receive regulatory sanctions, including monetary penalties that may have a material impact on our financial condition and results of operations, and damage to our reputation. For more information, refer to “Supervision, Regulation and Other Factors” on page 4.

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
Our financial condition and outlook may be adversely affected by damage to our reputation.
     Our financial condition and outlook is highly dependent upon perceptions of our business practices and reputation. Our ability to attract and retain customers and employees could be adversely affected to the extent our reputation is damaged. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, disclosure, sharing or inadequate protection of customer information and from actions taken by government regulators and community organizations in response to that conduct. Damage to our reputation could give rise to legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.
Our access to funds from our subsidiaries may become limited, thereby restricting our ability to make payments on our obligations or dividend payments.
     Synovus is a separate and distinct legal entity from our banking and nonbanking subsidiaries. We therefore depend on dividends, distributions and other payments from our banking and nonbanking subsidiaries to fund dividend payments on our common stock and to fund all payments on our other obligations, including debt obligations. Our banking subsidiaries and certain other of our subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to us. Regulatory action of that kind could impede access to funds we need to make payments on our obligations or dividend payments.
Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect financial results.
     In general, the amount, type and cost of our funding, including from other financial institutions, the capital markets and deposits, directly impacts our costs in operating our business and growing our assets and therefore, can positively or negatively affect our financial results. A number of factors could make funding more difficult, more expensive or unavailable on any terms, including, but not limited to, a reduction in our debt ratings, financial results and losses, changes within our organization, specific events that adversely impact our reputation, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting our assets, the corporate and regulatory structure, interest rate fluctuations, general economic conditions and the legal, regulatory, accounting and tax environments governing our funding transactions. Also, we compete for funding with other banks and similar companies, many of which are substantially larger, and have more capital and other resources than we do. In addition, as some of these competitors consolidate with other financial institutions, these advantages may increase. Competition from these institutions may increase the cost of funds.
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
     Any failures in our security and privacy measures, including the security and privacy measures at TSYS, could have a material adverse effect on our financial position and results of operations. The uninterrupted operation of TSYS’ processing systems and the confidentiality of the client information that resides on those systems is critical to TSYS’ business. TSYS has security, backup and recovery systems in place, as well as a business continuity plan to ensure that its systems will not be inoperable. TSYS also has what it believes to be sufficient security around its systems to prevent unauthorized access. TSYS electronically stores personal information about consumers who are customers of its clients. If TSYS is unable to protect, or its clients’ perceive that it is unable to protect, the security and privacy of its electronic transactions, our business and reputation could be materially adversely affected. While we believe TSYS uses proven applications designed for data security and integrity to process electronic transactions, there can be no assurance that its use of these applications will be sufficient to address changing market positions or the security and privacy concerns of existing and potential clients.
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
     Consolidation among financial institutions, particularly in the area of credit card operations, continues to be a major risk. Specifically, TSYS faces risk that its clients may merge with entities that are not TSYS clients or its clients may sell portfolios to entities that are not TSYS clients, thereby impacting TSYS’ existing agreements and projected revenues with these clients. Consolidation among financial institutions and the loss of any significant client by TSYS could have a material adverse effect on our financial condition and results of operations. In addition, consolidation among financial institutions has led to an increasingly concentrated client base at TSYS which increases the pressure on its profit margins.
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
     We and our Financial Services subsidiaries own 300 facilities encompassing approximately 2,469,232 square feet and lease from third parties and TSYS 110 facilities encompassing approximately 829,338 square feet. The owned and leased facilities are primarily comprised of office space from which we conduct our Financial Services business. The following table provides additional information with respect to our leased facilities:

		Average
Square Footage	Number of Locations	Square Footage
Under 3,000	36	1,431
3,000 – 9,999	50	4,965
10,000 – 18,999	10	12,425
19,000 – 30,000	9	23,858
Over 30,000	5	38,122
     See Note 12 of Notes to Consolidated Financial Statements on pages F-28 through F-31 of the Financial Appendix which is incorporated in this document by reference.
     Transaction Processing Services. As of December 31, 2006, TSYS and its subsidiaries owned 11 facilities encompassing approximately 1,442,168 square feet and leased from third parties 28 facilities encompassing approximately 593,351 square feet. These facilities are used for operational, sales and administrative purposes.

	Leased Facilities		Owned Facilities
	Number	Square Footage	Number	Square Footage
Domestic-based support services	13	326,653	9	1,345,800
International-based support services	11	53,005	2	96,368
Merchant acquiring services	4	213,693	-0-	-0-
     TSYS believes that its facilities are suitable and adequate for its current business; however, TSYS periodically reviews its space requirements and may acquire new space to meet the needs of its businesses or consolidate and dispose of or sublet facilities which are no longer required.

Item 3. Legal Proceedings
     See Note 12 of Notes to Consolidated Financial Statements on pages F-28 through F-31 of the Financial Appendix which is incorporated in this document by reference.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
     Shares of our common stock are traded on the NYSE under the symbol “SNV.” See “Capital Resources” and “Dividends” under the “Financial Review” Section which are set forth on pages F-83 through F-85 and “Issuer Purchases of Equity Securities” under the “Financial Review” Section which is set forth on page F-87 of the Financial Appendix which are incorporated in this document by reference.
Stock Performance Graph
     The following graph compares the yearly percentage change in cumulative shareholder return on Synovus stock with the cumulative total return of the Standard & Poor’s 500 Index, the Keefe, Bruyette & Woods 50 Bank Index and the KBW Regional Bank Index for the last five fiscal years (assuming a $100 investment on December 31, 2001 and reinvestment of all dividends). In the preceding year, Synovus selected the KBW 50 Bank Index as the index with which to compare its performance. As the KBW 50 Bank Index is no longer published, Synovus is replacing it with the KBW Regional Bank Index.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
SYNOVUS FINANCIAL CORP., S&P 500, KBW 50 BANK INDEX AND
KBW REGIONAL BANK INDEX

	2001	2002	2003	2004	2005	2006
Synovus	$100	$79	$123	$124	$120	$141
S&P 500	$100	$78	$100	$111	$117	$135
KBW 50	$100	$93	$125	$137	$139	$166
KBW Regional Bank	$100	$104	$146	$166	$167	$182
Item 6. Selected Financial Data
     The “Selected Financial Data” Section which is set forth on page F-49 of the Financial Appendix is incorporated in this document by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The “Financial Review” Section which is set forth on pages F-50 through F-90 and the “Summary of Quarterly Financial Data” Section which is set forth on page F-91 of the Financial Appendix which include the information encompassed by “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are incorporated in this document by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     See “Market Risk and Interest Rate Sensitivity” and “Derivative Instruments for Interest Rate Risk Management” under the “Financial Review” Section which are set forth on pages F-78 through F-82 and Note 12 of Notes to Consolidated Financial Statements on pages F-28 through F-31 of the Financial Appendix which are incorporated in this document by reference.
Item 8. Financial Statements and Supplementary Data
     The “Summary of Quarterly Financial Data” Section which is set forth on page F-91 and the “Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm (on consolidated financial statements), Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm (on management’s assessment of internal controls)” Sections which are set forth on pages F-2 through F-48 of the Financial Appendix are incorporated in this document by reference.

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
     Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm. “Management’s Report on Internal Control Over Financial Reporting,” which is set forth on page F-47 of the Financial Appendix, and “Report of Independent Registered Public Accounting Firm (on management’s assessment of internal controls),” which is set forth on page F-48 of the Financial Appendix, are incorporated in this document by reference.
     Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fourth fiscal quarter covered by this Annual Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.

Part III

Item 10.	Directors and Executive Officers of the Registrant and Corporate Governance
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“PROPOSALS TO BE VOTED ON – PROPOSAL 1: ELECTION OF DIRECTORS”;

•	“EXECUTIVE OFFICERS”;

•	“SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS – Committees of the Board.”
     We have a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and chief accounting officer. You can find our Code of Business Conduct and Ethics in the Corporate Governance section of our website at www.synovus.com/governance. We will post any amendments to the Code of Business Conduct and Ethics and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE in the Corporate Governance section of our website.
     Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 8, 2006. In addition, we have filed, as exhibits to this Annual Report, the certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
Item 11. Executive Compensation
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“DIRECTOR COMPENSATION”;

•	“EXECUTIVE COMPENSATION”;

•	“COMPENSATION COMMITTEE REPORT”;

•	“SUMMARY COMPENSATION TABLES” and the compensation tables and related information which follow the Summary Compensation Tables; and

•	‘CORPORATE GOVERNANCE AND BOARD MATTERS – Committees of the Board – Compensation Committee Interlocks and Insider Participation.”
     The information included under the heading “Compensation Committee Report” in our Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information pertaining to equity compensation plans is contained in Note 15 of Notes to Consolidated Financial Statements on pages F-33 through F-37 of the Financial Appendix and is incorporated in this document by reference.
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS”;

•	“PRINCIPAL SHAREHOLDERS”; and

•	“RELATIONSHIPS BETWEEN SYNOVUS, CB&T, TSYS AND CERTAIN OF SYNOVUS’ SUBSIDIARIES AND AFFILIATES — TSYS Stock Ownership of Directors and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”;

•	“RELATIONSHIPS BETWEEN SYNOVUS, CB&T, TSYS AND CERTAIN OF SYNOVUS’ SUBSIDIARIES AND AFFILIATES — Beneficial Ownership of TSYS Stock by CB&T”;

•	“RELATIONSHIPS BETWEEN SYNOVUS, CB&T, TSYS AND CERTAIN OF SYNOVUS’ SUBSIDIARIES AND AFFILIATES — Interlocking Directorates of Synovus, CB&T and TSYS”;

•	“RELATIONSHIPS BETWEEN SYNOVUS, CB&T, TSYS AND CERTAIN OF SYNOVUS’ SUBSIDIARIES AND AFFILIATES — Transactions and Agreements Between Synovus, CB&T, TSYS and Certain of Synovus’ Subsidiaries”; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS – Independence.”
Item 14. Principal Accountant Fees and Services
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“AUDIT COMMITTEE REPORT – KPMG LLP Fees and Services” (excluding the information under the main caption “AUDIT COMMITTEE REPORT”); and

•	“AUDIT COMMITTEE REPORT – Policy on Audit Committee Pre-Approval.”

Part IV
Item 15. Exhibits and Financial Statement Schedules
     (a) 1. Financial Statements
The following consolidated financial statements of Synovus and our subsidiaries are incorporated by reference from pages F-2 through F-48 of the Financial Appendix.
Consolidated Balance Sheets — December 31, 2006 and 2005
Consolidated Statements of Income — Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income — Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows — Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (on consolidated financial statements)
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm (on management’s assessment of internal controls)
2.	Financial Statement Schedules

Financial Statement Schedules — None applicable because the required information has been incorporated in the consolidated financial statements and notes thereto of Synovus and our subsidiaries which are incorporated in this document by reference.
3.	Exhibits

The following exhibits are filed herewith or are incorporated to other documents previously filed with the Securities and Exchange Commission. Exhibits 10.1 through 10.26 pertain to executive compensation plans and arrangements. With the exception of those portions of the Financial Appendix and Proxy Statement that are expressly incorporated by reference in this Form 10-K, such documents are not to be deemed filed as part of this Form 10-K.

Exhibit
Number	Description
3.1	Articles of Incorporation of Synovus, as amended, incorporated by reference to Exhibit 3.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006.

3.2	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.2 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006.
10. EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
10.1	Incentive Bonus Plan of Synovus, incorporated by reference to Exhibit 10.5 of Synovus’ Registration Statement on Form S-1 filed with the SEC on December 18, 1990 (File No. 33-38244).

10.2	Director Stock Purchase Plan of Synovus, incorporated by reference to Exhibit 10.3 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 22, 2000.

10.3	Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.

10.4	Synovus Financial Corp. Deferred Stock Option Plan, incorporated by reference to Exhibit 10.5 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.

10.5	Synovus Financial Corp. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.7 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.

10.6	Wage Continuation Agreement of Synovus, incorporated by reference to Exhibit 10.8 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 29, 1993.

10.7	Agreement in Connection with Personal Use of Company Aircraft, incorporated by reference to Exhibit 10.7 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 7, 2006.

10.8	Life Insurance Trusts, incorporated by reference to Exhibit 10.12 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 29, 1993.

10.9	1993 Split Dollar Insurance Agreement of Synovus, incorporated by reference to Exhibit 10.14 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 28, 1994.

10.10	1995 Split Dollar Insurance Agreement of Synovus, incorporated by reference to Exhibit 10.15 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC on March 24, 1995.

10.11	Synovus Financial Corp. 1994 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.16 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC on March 24, 1995.

10.12	Synovus Financial Corp./Total System Services, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.17 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.

10.13	Amendment Number One to Synovus Financial Corp./Total System Services, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated July 8, 2005, as filed with the SEC on July 12, 2005.

10.14	Synovus Financial Corp. Executive Cash Bonus Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on 8-K dated April 27, 2006, as filed with the SEC on April 27, 2006.

10.15	Change of Control Agreements for executive officers, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 20, 2005.

10.16	Employment Agreement of James H. Blanchard, incorporated by reference to Exhibit 10 of Synovus’ Quarterly Report on Form

10-Q for the quarter ended September 30, 1999, as filed with the SEC on November 15, 1999.
10.17	Synovus Financial Corp. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.22 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 22, 2000.

10.18	Form of Stock Option Agreement for the: (i) Synovus Financial Corp. 1994 Long-Term Incentive Plan; (ii) Synovus Financial Corp. 2000 Long-Term Incentive Plan; and (iii) Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 9, 2004.

10.19	Summary of Board of Directors Compensation.

10.20	Form of Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 25, 2005.

10.21	Form of Performance-Based Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 25, 2005.

10.22	Form of Non-Employee Director Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated February 1, 2005, as filed with the SEC on February 3, 2005.

10.23	Form of Stock Option Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 18, 2006, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 18, 2006, as filed with the SEC on January 18, 2006.

10.24	Form of Restricted Stock Award Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 18, 2006, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 18, 2006, as filed with the SEC on January 18, 2006.

10.25	Consulting Agreement of James H. Blanchard, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated October 18, 2006, as filed with the SEC on October 18, 2006.

10.26	Summary of Annual Base Salaries of Synovus’ Named Executive Officers.

21.1	Subsidiaries of Synovus Financial Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2006 Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Appendix to the Proxy Statement for the Annual Meeting of Shareholders of Synovus to be held on April 25, 2007.

99.2	Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2006 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

99.3	Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2006 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).
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

SYNOVUS FINANCIAL CORP. (Registrant)
March 1, 2007	By:	/s/Richard E. Anthony
Richard E. Anthony,
Principal Executive Officer and Chairman of the Board

POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard E. Anthony and Frederick L. Green, III and each of them, his or her true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent(s), or their substitute(s), may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/Richard E. Anthony Richard E. Anthony, Principal Executive Officer and Chairman of the Board	Date: March 1, 2007

/s/Frederick L. Green, III Frederick L. Green, III, President and Director	Date: March 1, 2007

/s/Thomas J. Prescott Thomas J. Prescott, Executive Vice President and Principal Financial Officer	Date: March 1, 2007

/s/Liliana McDaniel Liliana McDaniel, Chief Accounting Officer	Date: March 1, 2007

/s/Daniel P. Amos Daniel P. Amos, Director	Date: March 1, 2007

/s/James H. Blanchard James H. Blanchard, Director	Date: March 1, 2007

/s/Richard Y. Bradley Richard Y. Bradley, Director	Date: March 1, 2007

/s/Frank W. Brumley Frank W. Brumley, Director	Date: March 1, 2007

/s/Elizabeth W. Camp Elizabeth W. Camp, Director	Date: March 1, 2007

/s/Gardiner W. Garrard, Jr. Gardiner W. Garrard, Jr., Director	Date: March 1, 2007

/s/T. Michael Goodrich T. Michael Goodrich, Director	Date: March 1, 2007

/s/V. Nathaniel Hansford V. Nathaniel Hansford, Director	Date: March 1, 2007

/s/Alfred W. Jones III Alfred W. Jones III, Director	Date: March 1, 2007

Mason H. Lampton, Director	Date: ___, 2007

Elizabeth C. Ogie, Director	Date: ___, 2007

/s/H. Lynn Page H. Lynn Page, Director	Date: March 1, 2007

/s/J. Neal Purcell J. Neal Purcell, Director	Date: March 1, 2007

/s/Melvin T. Stith Melvin T. Stith, Director	Date: March 1, 2007

/s/William B. Turner, Jr. William B. Turner, Jr., Director	Date: March 1, 2007

/s/James D. Yancey James D. Yancey, Director	Date: March 1, 2007