Form 10-K/A
period 2006-12-31
SYNOVUS FINANCIAL CORP
filed 2007-04-25
CIK 18349

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

The undersigned registrant hereby amends Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2006 by adding Exhibit 99.2, the Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2006 and by adding Exhibit 99.3, the Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2006 as set forth below and in the attached exhibits.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements

The following consolidated financial statements of Synovus and our subsidiaries are incorporated by reference from pages F-2 through F-48 of the Financial Appendix.

Consolidated Balance Sheets - December 31, 2006 and 2005

Consolidated Statements of Income - Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income - Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows - Years Ended December 31, 2006, 2005 and 2004

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

10.25	Consulting Agreement of James H. Blanchard, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated October 18, 2006, as filed with the SEC on October 18, 2006.

10.26	Summary of Annual Base Salaries of Synovus’ Named Executive Officers.

21.1	Subsidiaries of Synovus Financial Corp.

23.1*	Consents of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2006 Annual Report on Form 10-K and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Appendix to the Proxy Statement for the Annual Meeting of Shareholders of Synovus to be held on April 25, 2007.

99.2*	Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2006.

99.3*	Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2006.

*Filed herewith

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

SYNOVUS FINANCIAL CORP.

April 25, 2007	By: /s/Richard E. Anthony

Richard E. Anthony,

Principal Executive Officer

Filings/snv11k.doc