Form 10-Q
period 2007-03-31
SYNOVUS FINANCIAL CORP
filed 2007-05-10
CIK 18349

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
Commission File Number 1-10312

SYNOVUS FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

GEORGIA	58-1134883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1111 Bay Avenue, Suite # 500
P.O. Box 120
Columbus, Georgia 31902
(Address of principal executive offices)
(706) 649-2311
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	April 30, 2007

Common Stock, $1.00 Par Value	326,977,631 shares

SYNOVUS FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
(In thousands, except share data)	2007	2006
ASSETS
Cash and due from banks	$828,916	889,975
Interest earning deposits with banks	35,586	19,389
Federal funds sold and securities purchased under resale agreements	190,514	101,091
Trading account assets	45,289	15,266
Mortgage loans held for sale	181,266	175,042
Investment securities available for sale	3,520,777	3,352,357

Loans, net of unearned income	25,223,681	24,654,552
Allowance for loan losses	(326,826)	(314,459)

Loans, net	24,896,855	24,340,093

Premises and equipment, net	769,271	752,738
Contract acquisition costs and computer software, net	371,467	383,899
Goodwill	681,437	669,515
Other intangible assets, net	54,541	63,586
Other assets	1,131,765	1,091,822

Total assets	$32,707,684	31,854,773

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing retail and commercial deposits	$3,573,323	3,538,598
Interest bearing retail and commercial deposits	18,194,828	17,741,354

Total retail and commercial deposits	21,768,151	21,279,952
Brokered time deposits	3,074,228	3,014,495

Total deposits	24,842,379	24,294,447
Federal funds purchased and other short-term liabilities	1,560,530	1,572,809
Long-term debt	1,551,856	1,350,139
Other liabilities	667,470	692,019

Total liabilities	28,622,235	27,909,414

Minority interest in consolidated subsidiaries	249,366	236,709

Shareholders’ equity:
Common stock — $1.00 par value. Authorized 600,000,000 shares; issued 332,511,661 in 2007 and 331,213,913 in 2006; outstanding 326,850,123 in 2007 and 325,552,375 in 2006	332,512	331,214
Additional paid-in capital	1,070,553	1,033,055
Treasury stock, at cost – 5,661,538 shares	(113,944)	(113,944)
Accumulated other comprehensive income (loss)	6,989	(2,129)
Retained earnings	2,539,973	2,460,454

Total shareholders’ equity	3,836,083	3,708,650

Total liabilities and shareholders’ equity	$32,707,684	31,854,773

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2007	2006
Interest income:
Loans, including fees	$502,056	404,850
Investment securities available for sale	40,453	30,711
Trading account assets	907	698
Mortgage loans held for sale	2,437	1,934
Federal funds sold and securities purchased under resale agreements	1,478	1,241
Interest earning deposits with banks	568	59

Total interest income	547,899	439,493

Interest expense:
Deposits	222,739	140,414
Federal funds purchased and other short-term liabilities	20,572	16,152
Long-term debt	18,326	20,491

Total interest expense	261,637	177,057

Net interest income	286,262	262,436
Provision for losses on loans	20,515	19,549

Net interest income after provision for losses on loans	265,747	242,887

Non-interest income:
Electronic payment processing services	228,742	220,472
Merchant acquiring services	60,680	63,949
Other transaction processing services	53,123	44,946
Service charges on deposit accounts	26,370	26,189
Fiduciary and asset management fees	12,262	11,713
Brokerage and investment banking income	7,449	6,947
Mortgage banking income	7,226	5,873
Bankcard fees	11,880	10,554
Securities gains (losses), net	447	(73)
Other fee income	9,427	9,283
Other operating income	10,726	9,522

Non-interest income before reimbursable items	428,332	409,375
Reimbursable items	85,727	82,500

Total non-interest income	514,059	491,875

Non-interest expense:
Salaries and other personnel expense	254,953	227,758
Net occupancy and equipment expense	92,914	97,700
Other operating expenses	98,557	105,836

Non-interest expense before reimbursable items	446,424	431,294
Reimbursable items	85,727	82,500

Total non-interest expense	532,151	513,794

Minority interest in subsidiaries’ net income	11,278	9,740

Income before income taxes	236,377	211,228
Income tax expense	89,624	76,722

Net income	$146,753	134,506

Net income per share:
Basic	$0.45	0.43

Diluted	0.45	0.43

Weighted average shares outstanding:
Basic	325,687	313,639

Diluted	329,573	316,208

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(unaudited)

						Accum-
						ulated
						Other
						Compre-
					Unearned	hensive
	Shares	Common	Additional	Treasury	Compen-	Income	Retained
(In thousands, except per share data)	Issued	Stock	Paid-In Capital	Stock	sation	(Loss)	Earnings	Total
Balance at December 31, 2005	318,301	$318,301	686,447	(113,944)	(3,126)	(29,536)	2,091,187	2,949,329
SAB No. 108 Adjustment to opening shareholders’ equity						826	3,434	4,260
Net Income							134,506	134,506
Other comprehensive income (loss), net of tax:
Net unrealized loss on cash flow hedges						(1,101)		(1,101)
Change in unrealized losses on investment securities available for sale, net of reclassification adjustment						(12,887)		(12,887)

Gain on foreign currency translation						334		334

Other comprehensive loss						(13,654)		(13,654)

Comprehensive income								120,852

Cash dividends declared – $0.20 per share							(61,246)	(61,246)
Reclassification of unearned compensation to additional paid-in capital upon adoption of SFAS No. 123(R)			(3,126)		3,126			—
Issuance of non-vested stock	143	143	(143)					—
Share-based compensation expense			5,182					5,182
Stock options exercised	1,024	1,024	19,434					20,458
Share-based tax benefit			2,489					2,489
Ownership change at majority-owned subsidiary			1,198					1,198
Issuance of common stock for acquisition	5,898	5,898	157,921					163,819

Balance at March 31, 2006	325,366	$325,366	869,402	(113,944)	—	(42,364)	2,167,881	3,206,341

Balance at December 31, 2006	331,214	$331,214	1,033,055	(113,944)	—	(2,129)	2,460,454	3,708,650
Cumulative effect of adoption of FIN No. 48							(230)	(230)
Net Income							146,753	146,753
Other comprehensive income, net of tax:
Net unrealized gain on cash flow hedges						1,511		1,511
Change in unrealized gains (losses) on investment securities available for sale, net of reclassification adjustment						7,694		7,694
Loss on foreign currency translation						(87)		(87)

Other comprehensive income						9,118		9,118

Comprehensive income								155,871

Cash dividends declared – $0.21 per share							(67,004)	(67,004)
Issuance of non-vested stock	57	57	(57)					—
Share-based compensation expense			5,711					5,711
Stock options exercised	1,179	1,179	21,939					23,118
Share-based tax benefit			4,869					4,869
Ownership change at majority-owned subsidiary			2,982					2,982
Issuance of common stock for acquisition	62	62	2,054					2,116

Balance at March 31, 2007	332,512	$332,512	1,070,553	(113,944)	—	6,989	2,539,973	3,836,083

See accompanying notes to consolidated financial statements

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(In thousands)	2007	2006
Cash flows from operating activities:
Net income	$146,753	134,506
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	20,515	19,549
Depreciation, amortization and accretion, net	48,027	49,009
Increase in interest receivable	(7,517)	(10,233)
Increase in interest payable	4,183	14,760
Equity in income of equity investments	(2,334)	(852)
Minority interest in subsidiaries’ net income	11,278	9,740
Increase in trading account assets	(30,023)	(9,726)
Originations of mortgage loans held for sale	(394,538)	(331,053)
Proceeds from sales of mortgage loans held for sale	388,372	300,281
Increase in other assets	(41,278)	(45,581)
Increase in other liabilities	46,300	66,301
Net (gains) losses on sales of available for sale investment securities	(447)	73
Impairment of private equity investment	1,068	—
Impairment of developed software	620	—
Share-based compensation	7,339	7,447
Decrease in accrued salaries and employee benefits	(97,917)	(87,977)
Other, net	24,450	(5,749)

Net cash provided by operating activities	124,851	110,495

Cash flows from investing activities:
Net cash received for acquisition	—	12,186
Net increase in interest earning deposits with banks	(16,197)	(3,628)
Net increase in federal funds sold and other short-term liabilities	(89,423)	(226,755)
Proceeds from maturities and principal collections of investment securities available for sale	217,908	112,974
Proceeds from sales of investment securities available for sale	7,010	38,248
Purchases of investment securities available for sale	(390,631)	(208,506)
Net increase in loans	(569,493)	(573,639)
Purchases of premises and equipment	(40,989)	(29,635)
Proceeds from disposal of premises and equipment	110	120
Additions to other intangible assets	7,018	—
Increase in contract acquisition costs	(7,144)	(9,553)
Additions to licensed computer software from vendors	(3,884)	(1,816)
Additions to internally developed computer software	(3,039)	(3,734)

Net cash used by investing activities	(888,754)	(893,738)

Cash flows from financing activities:
Net increase in demand and savings deposits	402,115	325,137
Net increase in certificates of deposit	145,816	201,484
Net (decrease) increase in federal funds purchased and other short-term liabilities	(12,279)	424,351
Principal repayments on long-term debt	(104,313)	(243,527)
Proceeds from issuance of long-term debt	307,805	10,000
Excess tax benefit from share-based payment arrangements	4,629	2,269
Dividends paid to shareholders	(63,476)	(57,059)
Proceeds from issuance of common stock	23,118	20,458

Net cash provided by financing activities	703,415	683,113

Effect of exchange rate changes on cash and cash equivalent balances held in foreign currencies	(571)	31

Decrease in cash and due from banks	(61,059)	(100,099)
Cash and due from banks at beginning of period	889,975	880,886

Cash and due from banks at end of period	$828,916	780,787

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Synovus Financial Corp. (Synovus) consolidated financial statements and related notes appearing in the 2006 Annual Report previously filed on Form 10-K. Certain prior year amounts have been reclassified to conform to the presentation adopted in 2007.
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
Note 2 — Supplemental Cash Flow Information
For the three months ended March 31, 2007 and 2006, Synovus paid income taxes (net of refunds received) of $53.6 million and $43.8 million, respectively. For the three months ended March 31, 2007 and 2006, Synovus paid interest of $256.2 million and $162.1 million, respectively.
Non-cash investing activities consisted of loans of approximately $7.8 million and $10 million, which were foreclosed and transferred to other real estate during the three months ended March 31, 2007 and 2006, respectively.
Note 3 — Derivative Instruments
Synovus accounts for its derivative financial instruments as either assets or liabilities on the balance sheet at fair value through adjustments to either the hedged items, accumulated other comprehensive income, or current earnings, as appropriate. As part of its overall interest rate risk management activities, Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk. These derivative instruments consist of interest rate swaps, commitments to sell fixed-rate mortgage loans, and interest rate lock commitments made to prospective mortgage loan customers. Mortgage rate lock commitments represent derivative instruments since it is intended that such loans will be sold.
Synovus originates first lien residential mortgage loans for sale into the secondary market and generally does not hold the originated loans for investment purposes. Mortgage loans are either converted to securities or are sold to a third party servicing aggregator.

At March 31, 2007, Synovus had commitments to fund fixed-rate mortgage loans to customers in the amount of $109.3 million. The fair value of these commitments at March 31, 2007 resulted in an unrealized loss of $612 thousand, which was recorded as a component of mortgage banking income in the consolidated statement of income.
At March 31, 2007, outstanding commitments to sell fixed-rate mortgage loans amounted to approximately $178.4 million. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding commitments to originate residential mortgage loans for resale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans at March 31, 2007 resulted in an unrealized gain of $234 thousand, which was recorded as a component of mortgage banking income in the consolidated statement of income.
Synovus utilizes interest rate swaps to manage interest rate risks, primarily arising from its core community banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating rate interest rate payment obligations without the exchange of underlying principal amounts. Entering into interest rate derivatives potentially exposes Synovus to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts often are used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.
The receive fixed interest rate swap contracts at March 31, 2007 are being utilized to hedge $700 million in floating rate loans and $2.32 billion in fixed-rate liabilities. A summary of interest rate swap contracts and their terms at March 31, 2007 is shown below:

		Weighted-Average
				Maturity			Net
(Dollars in	Notional	Receive	Pay	In	Unrealized		Unrealized
thousands)	Amount	Rate	Rate(*)	Months	Gains	Losses	Gains

Receive fixed swaps:
Fair value hedges	$2,322,500	4.97%	5.11%	27	$32,847	(13,447)	19,400
Cash flow hedges	700,000	7.91%	8.25%	35	5,979	(1,504)	4,475

Total	$3,022,500	5.47%	5.65%	29	$38,826	(14,951)	23,875

(*)	Variable pay rate based upon contract rates in effect at March 31, 2007.
Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using the cumulative dollar offset method. As of March 31, 2007, cumulative ineffectiveness for Synovus’ portfolio of cash flow hedges represented a gain of approximately $74 thousand. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of income as other operating income.
Synovus expects to reclassify from accumulated other comprehensive income approximately $718 thousand as net-of-tax expense during the next twelve months, as the related payments for interest rate swaps and amortization of deferred gains (losses) are recorded.

Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair market value of various fixed rate liabilities due to changes in the benchmark interest rate LIBOR. Synovus uses the short cut method of hedge accounting for fair value hedging relationships designated as hedging the change in fair value of fixed rate subordinated debt issued by Synovus. These transactions total approximately $300 million in notional principal. For all other fair value hedging relationships, Synovus measures hedge ineffectiveness quarterly using the cumulative dollar offset method. As of March 31, 2007, cumulative ineffectiveness for Synovus’ portfolio of fair value hedges represented a gain of approximately $603 thousand. Ineffectiveness from fair value hedges is recognized in the consolidated statements of income as other operating income.
Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the risk to Synovus. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of March 31, 2007, the notional amount of customer related interest rate derivative financial instruments was $2.04 billion.
Synovus also enters into derivative financial instruments to meet the equity risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the risk to Synovus. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of March 31, 2007, the notional amount of customer related equity derivative financial instruments was $19.8 million.
Note 4 – Share-Based Compensation
General Description of Share-Based Compensation Plans
Synovus’ long-term incentive plans authorize the Compensation Committee of the Board of Directors to grant share-based compensation to Synovus employees and non-employee directors. Synovus accounts for its share-based compensation arrangements in accordance with SFAS No. 123R, “Share-Based Payment.”
At December 31, 2006, Synovus had a total of 4.2 million shares of its authorized but unissued common stock reserved for future share-based grants under the Synovus Financial Corp. 2002 and 2000 Long-Term Incentive Plans (“2002 and 2000 Plans”). On February 15, 2007, the Board of Directors adopted the Synovus Financial Corp. 2007 Omnibus Plan (“2007 Plan”), subject to shareholder approval. The 2007 Plan was approved by shareholders on April 25, 2007. Due to the approval of the 2007 Plan, no further awards will be made under the 2002 and 2000 Plans. The aggregate number of shares of Synovus common stock which may be granted to participants pursuant to awards granted under the 2007 Plan may not exceed 18 million.

Share-Based Compensation Expense
Synovus’ share-based compensation costs are recorded as a component of salaries and other personnel expense in the consolidated statements of income. Share-based compensation expense recognized in income is presented below:

	Three Months Ended
	March 31,
(in thousands)	2007	2006

Share-based compensation expense:
Stock options	$4,183	6,575
Non-vested shares	3,156	872

Total share-based compensation expense	$7,339	7,447

Stock Option Awards
During the three months ended March 31, 2007, Synovus granted 246,660 options to purchase shares of Synovus common stock to certain key Synovus employees at a weighted-average exercise price of $31.93. Stock options granted in 2007 generally become exercisable over a three-year period, with one-third of the total grant amount vesting on each anniversary of the grant-date, and expire ten years from the date of grant. Share-based compensation expense is recognized for plan participants on a straight-line basis over the shorter of the vesting period or the period until reaching retirement eligibility. At March 31, 2007, there were 22,204,234 options to purchase shares of Synovus common stock outstanding with a weighted-average exercise price of $23.18.
The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2007 was $7.22 as determined using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions: risk free interest rate of 4.78%, expected stock price volatility of 21.76%, dividend yield of 2.6% and an expected life of 6.0 years.
Non-Vested Shares
During the three months ended March 31, 2007, 59,194 non-transferable non-vested shares of Synovus common stock with a weighted-average grant date fair value of $31.97 were awarded to certain key employees and non-employee directors of Synovus. Non-vested shares granted in 2007 generally vest over a three-year period, with one-third of the total grant amount vesting on each anniversary of the grant-date. Share-based compensation expense is recognized for plan participants on a straight-line basis over the vesting period. At March 31, 2007, there were 685,028 non-vested shares outstanding with a weighted-average grant-date fair value of $27.58.
In addition to the non-vested shares described above, 12,677 non-transferable non-vested shares of Synovus common stock with a grant date fair value of $31.64 were awarded to a key Synovus executive under a performance-vesting schedule.
TSYS Share-Based Compensation
Total System Services, Inc. (TSYS), an 81% owned subsidiary, also grants share-based compensation to certain executives and non-employee directors in the form of options to purchase shares of TSYS common stock (TSYS stock options) or non-vested shares of TSYS common stock (TSYS non-vested shares).
During the three months ended March 31, 2007, TSYS awarded 241,260 non-transferable non-vested shares of TSYS common stock with a grant-date fair value of $31.37 to certain key employees and non-employee directors of TSYS. The fair value of the common stock at the date of issuance will be amortized over the shorter of the vesting period or the period until reaching retirement. TSYS did not grant any options for purchase of TSYS common stock during the three months ended March 31, 2007.
Note 5 – Business Combinations
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
The aggregate purchase price was $84.8 million, consisting of 2,938,791 shares of Synovus common stock valued at $80.1 million, stock options valued at $4.7 million and $24 thousand in direct acquisition costs. Synovus has completed the allocation of the purchase price of this acquisition to the respective assets acquired, including identifiable intangible assets, and liabilities assumed.
The final purchase price allocation is presented below:

(In thousands)	At April 1, 2006

Cash and due from banks	$2,595
Federal funds sold	4,782
Investments	5,655
Loans, net	341,825
Premises and equipment	2,317
Goodwill	54,849
Core deposits premium	1,172
Other intangible assets	937
Other assets	3,655

Total assets acquired	417,787

Deposits (a)	321,283
Long-term debt	10,269
Other liabilities	1,405

Total liabilities assumed	332,957

Net assets acquired	$84,830

(a)	Includes time deposits in the amount of $231.9 million.
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
The aggregate purchase price was $171.4 million, consisting of 5,883,426 shares of Synovus common stock valued at $159.8 million, stock options valued at $11.4 million, and $182 thousand in direct acquisition costs. Synovus has completed the allocation of the purchase price of this acquisition to the respective assets acquired, including identifiable intangible assets, and liabilities assumed.
The final purchase price allocation is presented below:

(In thousands)	At March 25, 2006

Cash and due from banks	$13,041
Investments	116,604
Loans, net	469,983
Premises and equipment	11,973
Goodwill	123,364
Core deposits premium	6,861
Other intangible assets	1,249
Other assets	22,389

Total assets acquired	765,464

Deposits (a)	491,739
Federal funds purchased	2,069
Securities sold under repurchase agreements	50,670
Long-term debt	37,683
Other liabilities	11,921

Total liabilities assumed	594,082

Net assets acquired	$171,382

(a)	Includes time deposits in the amount of $176.7 million.
On July 11, 2006, TSYS completed the acquisition of Card Tech, Ltd., a privately owned London-based payments firm, and related companies. TSYS rebranded the group of companies as TSYS Card Tech. TSYS paid aggregate consideration of approximately $59.3 million, including direct acquisition costs. TSYS is in the process of allocating the purchase price to the respective assets acquired, and has preliminarily allocated approximately $32.1 million to goodwill, approximately $19.1 million to other identifiable intangible assets and the remaining amounts to other identifiable assets and liabilities acquired.
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
Segment information as of and for the three months ended March 31, 2007 and 2006, respectively, is presented in the following table:

		Financial
(In thousands)		Services	TSYS (a)	Eliminations		Consolidated

Interest income	2007	$547,899	3,398	(3,398)	(b)	$547,899
	2006	439,493	1,520	(1,520)	(b)	439,493

Interest expense	2007	264,950	85	(3,398)	(b)	261,637
	2006	178,544	33	(1,520)	(b)	177,057

Net interest income	2007	282,949	3,313	—		286,262
	2006	260,949	1,487	—		262,436

Provision for losses on loans	2007	20,515	—	—		20,515
	2006	19,549	—	—		19,549

Net interest income after provision	2007	262,434	3,313	—		265,747
for losses on loans	2006	241,400	1,487	—		242,887

Total non-interest income	2007	87,503	433,293	(6,737)	(c)	514,059
	2006	83,064	414,406	(5,595)	(c)	491,875

Total non-interest expense	2007	194,797	344,091	(6,737)	(c)	532,151
	2006	178,946	340,443	(5,595)	(c)	513,794

Income before income taxes	2007	155,140	92,515	(11,278)	(d)	236,377
	2006	145,518	75,450	(9,740)	(d)	211,228

Income tax expense	2007	54,733	34,891	—		89,624
	2006	51,757	24,965	—		76,722

Net income	2007	100,407	57,623	(11,278)	(d)	146,753
	2006	93,761	50,485	(9,740)	(d)	134,506

Total assets	2007	31,335,305	1,639,803	(267,424)	(e)	32,707,684
	2006	27,937,727	1,401,328	(177,878)	(e)	29,161,177

(a)	Includes equity in income of equity investments which is included in non-interest income.

(b)	Interest on TSYS’ cash deposits with the Financial Services segment.

(c)	Principally, electronic payment processing and other services provided by TSYS to the Financial Services segment.

(d)	Minority interest in TSYS and GP Network Corporation (a TSYS subsidiary).

(e)	Primarily TSYS’ cash deposits with the Financial Services segment.

Segment information for the changes in the carrying amount of goodwill for the three months ended March 31, 2007 is shown in the following table:

	Financial
(In thousands)	Services		TSYS		Total

Balance as of December 31, 2006	$536,178		133,337		669,515
Goodwill adjusted during period	3,419	(1)(2)	8,503	(3)	11,922
Impairment losses	—		—		—

Balance as of March 31, 2007	$539,597		141,840		681,437

(1)	Synovus acquired all of the issued and outstanding shares of GLOBALT, Inc. on May 31, 2002. The terms of the merger agreement provide for contingent consideration based on a percentage of a multiple of earnings before interest, income taxes, depreciation and other adjustments, as defined in the agreement (EBTDA), for each of the three years ended December 31, 2004, 2005 and 2006. The contingent consideration was payable by February 15th of each year subsequent to the respective calendar year for which the EBTDA calculation was made. The fair value of the contingent consideration was recorded as an addition to goodwill. During the first quarter of 2007, Synovus recorded additional contingent consideration of $1.9 million, which was based on 14% of a multiple of GLOBALT’s EBTDA for the year ended December 31, 2006. Contingent consideration of $585 thousand and $226 thousand was paid during the three months ended March 31, 2006 and 2005, respectively, based on 7% and 4% of a multiple of GLOBALT’s EBTDA for the years ended December 31, 2005 and 2004, respectively.

(2)	Goodwill adjusted during the three months ended March 31, 2007 includes $1.3 million resulting from finalization of the allocation of the purchase prices for the Riverside acquisition on March 25, 2006, and $259 thousand resulting from the First Florida acquisition on April 1, 2006. See note 5 for additional information regarding these acquisitions.

(3)	Goodwill adjusted during the three months ended March 31, 2007 includes $5.5 million resulting from the finalization of the allocation of the purchase prices for TSYS’ acquisition of TSYS Card Tech on July 11, 2006, and a $2.5 million currency translation adjustment related to TSYS Card Tech. The remaining $472 thousand addition to goodwill is due to legal fees incurred in conjunction with the acquisition of TSYS Card Tech and TSYS Managed Services.

Intangible assets (excluding goodwill) net of accumulated amortization as of March 31, 2007 and December 31, 2006, respectively, are presented in the table below.

(In thousands)	March 31, 2007	December 31, 2006

Purchased trust revenues	$2,573	2,643
Core deposit premiums	25,978	27,099
Employment contracts / non-competition agreements	75	150
Acquired customer contracts	2,962	5,029
Intangibles associated with the acquisition of minority interest in TSYS	6,381	6,577
Customer relationships	14,877	20,275
Other	1,695	1,813

Total carrying value	$54,541	63,586

Note 7 — Income Taxes
Synovus files income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions, and is subject to examinations by these taxing authorities unless statutory examination periods lapse. Synovus’ U.S. Federal income tax return is filed on a consolidated basis. Most state and foreign income tax returns are filed on a separate entity basis. Synovus is no longer subject to U.S. Federal income tax examinations by the Internal Revenue Service (IRS) for years before 2004, and with few exceptions, is no longer subject to income tax examinations from state and local or foreign authorities for years before 2001. There is currently no Federal tax examination in progress; however, a number of tax examinations are in progress by the relevant state tax authorities.
Synovus adopted the provisions of Financial Accounting Standards Board (FASB) interpretation No. 48, “Accounting for Income Taxes – an interpretation of FASB Statement 109” (FIN 48) as of January 1, 2007. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 provides a two-step process in the evaluation of a tax position. The first step is recognition. A company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including a resolution of any related appeals or litigation processes, based upon the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Upon adoption as of January 1, 2007, Synovus recognized a $607 thousand increase in the liability for uncertain tax positions, with a corresponding decrease in minority interest of $377 thousand and a decrease in retained earnings of $230 thousand as a cumulative effect adjustment. During the three months ended March 31, 2007, Synovus increased its state income tax expense by a net amount of approximately $1.2 million (net of the Federal tax benefit) in response to new information impacting the potential resolution of uncertain tax positions, subsequent to the adoption of FIN 48.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (1):

(in thousands)
Balance at January 1, 2007	$16,485
Current activity:
Additions based on tax positions related to current year	574
Additions for tax positions of prior years	2,974
Reductions for tax positions of prior years	(1,159)
Settlements	—

Balance at March 31, 2007	$18,874

(1) Unrecognized State tax benefits are not adjusted for the Federal tax impact

Synovus recognizes accrued interest and penalties related to unrecognized income tax benefits as a component of income tax expense. Accrued interest and penalties on unrecognized tax benefits totaled $3.4 million and $4.3 million as of January 1, 2007 and March 31, 2007, respectively. The total amount of unrecognized income tax benefits as of January 1, 2007 that, if recognized, would affect the effective tax rate is $13.4 million (net of the Federal benefit on State tax issues) which includes interest of $2.2 million.
Note 8 – Dividends per Share
Dividends declared per share for the three months ended March 31, 2007 were $0.2050, up 5.1% from $0.1950 for the same period in 2006.
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
Note 10 – Recently Adopted Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS No. 155). SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 also permits election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event, on an instrument-by-instrument basis. The provisions of this statement are effective for all financial instruments acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Synovus adopted SFAS No. 155 effective January 1, 2007. The impact of adoption of SFAS No. 155 was not material to Synovus’ financial position, results of operations or cash flows.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (SFAS No. 156). SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The provisions of this statement are effective as of the beginning of the first fiscal year that begins after September 15, 2006. Synovus adopted SFAS No. 156 effective January 1, 2007. The impact of adoption of SFAS No. 156 was not material to Synovus’ financial position, results of operations or cash flows.
In September 2006, the EITF reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (EITF 06-5). EITF 06-5 requires that a determination of the amount that could be realized under an insurance contract should (1) consider any additional amounts beyond cash surrender value included in the contractual terms of the policy and (2) be based on an assumed surrender at the individual policy or certificate level, unless all policies or certificates are required to be surrendered as a group. EITF 06-5 is effective for fiscal periods beginning after December 15, 2006. Synovus adopted EITF 06-05 effective January 1, 2007. The impact of adoption of EITF 06-05 was not material to Synovus’ financial position, results of operations or cash flows.

ITEM 2 — MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Executive Summary
The following financial review provides a discussion of Synovus’ financial condition, changes in financial condition, and results of operations.
About Our Business
Synovus is a diversified financial services holding company, based in Columbus, Georgia, with more than $32 billion in assets. Synovus operates two business segments: the Financial Services segment and the Transaction Processing Services segment. The Financial Services segment provides integrated financial services including banking, financial management, insurance, mortgage, and leasing services through 39 subsidiary banks and other Synovus offices in five southeastern states. At March 31, 2007, our subsidiary banks ranged in size from $80.2 million to $5.8 billion in total assets. The Transaction Processing Services segment provides electronic payment processing services through our 81% owned subsidiary Total System Services, Inc. (TSYS), one of the world’s largest companies for outsourced payment services. Our ownership in TSYS gives us a unique business mix: for the first three months of 2007, 54% of our consolidated revenues and 32% of our net income came from TSYS.
Our Key Financial Performance Indicators
In terms of how we measure success in our business, the following are our key financial performance indicators:
Financial Services

	• Loan Growth	• Credit Quality
	• Core Deposit Growth	• Fee Income Growth
	• Net Interest Margin	• Expense Management

TSYS
	• Revenue Growth	• Expense Management
2007 Financial Performance Highlights
Consolidated
•	Net income of $146.8 million, up 9.1%, for the three months ended March 31, 2007 as compared to the same period in 2006.

•	Diluted earnings per share of $0.45 for the three months ended March 31, 2007, up 4.7% over the same period a year ago.
Financial Services
•	Net income growth: 7.1% for the three months ended March 31, 2007, over the corresponding period in the prior year.

•	Net interest margin: 4.10% for the three months ended March 31, 2007, as compared to 4.32% for the same period in 2006.

•	Loan growth: 12.5% increase from March 31, 2006 (11.0% excluding acquisitions).

•	Credit quality:
•	Non-performing assets ratio of 0.68%, compared to 0.50% at December 31, 2006 and 0.45% at March 31, 2006.

•	Past dues over 90 days and still accruing interest as a percentage of total loans of 0.11%, compared to 0.14% at December 31, 2006 and 0.08 % at March 31, 2006.

•	Total past dues still accruing interest as a percentage of total loans of 0.60% compared to 0.62% at December 31, 2006 and 0.51% at March 31, 2006.

•	Net charge-off ratio of 0.13% for the three months ended March 31, 2007 compared to 0.27% for the three months ended March 31, 2006 and 0.26% for the year ended December 31, 2006.
•	Core deposit (total deposits less brokered time deposits) growth: 12.3% increase from March 31, 2006 and 10.8% increase excluding acquisitions.

•	Fee income: up 5.3% for the three months ended March 31, 2007, compared to the corresponding period in the prior year.

•	Non-interest expenses up by 8.9% for the three months ended March 31, 2007 over the corresponding period in the prior year (up 5.9% excluding acquisitions).
TSYS
•	Revenue growth before reimbursable items: 4.3% for the three months ended March 31, 2007 over the corresponding period in the prior year.

•	Expense growth before reimbursable items: 0.1% for the three months ended March 31, 2007 over the corresponding period in the prior year.

•	Net income growth: 13.7% for the three months ended March 31, 2007, over the corresponding period in the prior year.
Other highlights at TSYS include:
•	TSYS completed the Capital One conversion in the first quarter of 2007.

•	TSYS signed a contract extension with Spira de México, S.A. de C.V. to continue processing its consumer-credit portfolio.

•	TSYS’ PRIME card and merchant management system was chosen by Norway’s largest financial services group, DnB NOR Bank ASA, to manage the fast-growing cards portfolio of its market-leading credit-card operator.

•	In the merchant-processing arena, TSYS renewed agreements with Sage Payment Solutions and Moneris Solutions, and signed new agreements with Clearent and National Processing Company.
2007 Earnings Outlook
Synovus expects 2007 diluted earnings per share to be in the range of $1.96 to $1.98, based in part upon the following assumptions:
•	Stable short-term interest rates.

•	Annual net interest margin near the first quarter of 2007 level of 4.10%.

•	Loan growth of approximately 10%.

•	A stable credit environment.

•	TSYS’ net income within its range of guidance.

Critical Accounting Policies
The accounting and financial reporting policies of Synovus conform to U.S. generally accepted accounting principles and to general practices within the banking and electronic payment processing industries. Synovus has identified certain of its accounting policies as “critical accounting policies.” In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. The application of these policies has a significant impact on Synovus’ financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are applied in the application of these policies.
Synovus’ critical accounting policies are described in the “Financial Review” section of Synovus’ 2006 Annual Report on Form 10-K. There have been no material changes to Synovus’ critical accounting policies, estimates, and assumptions, or the judgments affecting the application of these estimates and assumptions in 2007.
Business Combinations
Refer to Note 5 of the Notes to Consolidated Financial Statements (unaudited) for a discussion of business combinations.
Balance Sheet
During the first three months of 2007, total assets increased $852.9 million. The more significant increases consisted of loans, net of unearned income, up $569.1 million, federal funds sold and securities purchased under resale agreements up $89.4 million, and investment securities available for sale up $168.4 million.
Providing the necessary funding for the balance sheet growth during the first three months of 2007, the core deposit base (total deposits excluding brokered time deposits) grew $488.2 million, brokered time deposits grew $59.7 million, federal home loan bank advances (a component of long-term debt) increased $197.3 million, and shareholders’ equity increased $127.4 million.
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
Loans
At March 31, 2007, loans outstanding were $25.22 billion, an increase of $2.80 billion, or 12.5%, over March 31, 2006. Excluding the impact of the First Florida acquisition which was completed during the second quarter of 2006, total loans grew by $2.46 billion, or 11.0%. On a sequential quarter basis, total loans outstanding grew by $569.1 million or 9.4% annualized.
Total loans as of March 31, 2007 for the five southeastern state areas in which Synovus’ banks are located include loans by state of: Georgia — $13.35 billion, South Carolina — $3.71 billion, Alabama -

$3.57 billion, Florida — $3.49 billion, and Tennessee — $1.10 billion. As a percentage of the total loan portfolio, loans by state at March 31, 2007, December 31, 2006, and March 31, 2006 were: Georgia – 52.9%, 52.8%, and 53.7%, South Carolina – 14.7%, 14.5%, and 14.0%, Alabama – 14.2%, 14.5%, and 14.6%, Florida – 13.8%, 13.9%, and 13.2%, and Tennessee – 4.4%, 4.3%, and 4.5%, respectively.
At March 31, 2007, total loans in the Atlanta market were $4.97 billion, or 19.7% of the total loan portfolio, and increased $722.6 million, or 17.0%, over the same period in the prior year. The Atlanta market included commercial real estate (CRE) loans of $3.01 billion and commercial and industrial (C&I) loans of $1.58 billion at March 31, 2007. Compared to March 31, 2006, CRE loans and C&I loans in the Atlanta market increased by $544.3 million, or 22.1%, and $159.0 million, or 11.2%, respectively. On a sequential quarter basis, Atlanta market loans grew at an annualized rate of 6.2%, and CRE loans and C&I loans grew at annualized rates of 9.1% and 2.9%, respectively.
Total loans in coastal markets were $3.48 billion, representing 13.8% of the total loan portfolio at March 31, 2007. Compared to March 31, 2006, total loans in coastal markets increased by $518.2 million, or 17.5%, including increases of $286.7 million, or 19.5%, for CRE loans and $188.2 million, or 17.4%, for C&I loans. Excluding the acquisition of First Florida, total loans in coastal markets grew by $176.4 million, or 5.9%, over March 31, 2006. On a sequential quarter basis, loans in coastal markets grew at an annualized rate of 7.1%, CRE loans decreased at an annualized rate of 4.4%, and C&I loans grew at an annualized rate of 25.9%.
Total loans in other markets (excluding the Atlanta and coastal markets) at March 31, 2007 were $16.77 billion, or 66.5% of the total loan portfolio, and increased $1.56 billion, or 10.3%, over the same period in the prior year. Compared to March 31, 2006, CRE loans increased by $743.8 million, or 12.6%, while C&I loans increased by $588.8 million, or 8.7%. On a sequential quarter basis, loans in other markets grew at annualized rates of 10.8%, and CRE loans and C&I loans grew at annualized rates of 18.1% and 7.5%, respectively.
Loans for land acquisition grew by $114.1 million, or 33.0% annualized, from December 31, 2006. A significant portion of this increase relates to non-residential land acquired for retail shopping centers. The annualized rate of growth for the residential portion of land acquisitions (excluding retail shopping centers) was approximately 14.0%, much of which occurred in some of our stronger markets in South Carolina, Huntsville, Alabama and Nashville, Tennessee where demand is strong and supply is limited.
Loans for residential development increased by $142.4 million, or 28.4% annualized, while loans for commercial development declined by $9.6 million, or 4.5% annualized, from December 31, 2006. During the three months ended March 31, 2007, residential utilization rates were approximately 71.0% and commercial construction utilization rates were approximately 68.0%.
At March 31, 2007, Synovus maintained a conservative position for its real estate loan portfolio, with estimated loan to value ratios of 39% for land loans, 61% for acquisition and development loans, 76% for commercial construction, and 73% for residential construction.
Synovus continues to better balance the mix of its loan growth. As part of Synovus’ commercial banking strategy, our goal is to grow commercial and industrial loans by 10% for the year. During the three months ended March 31, 2007, this category grew by 9.0%, annualized, compared to December 31, 2006.

Retail loans at March 31, 2007 total $3.68 billion, representing 14.5% of the total loan portfolio. Total retail loans grew by 8.6% on a year over year basis and 2.0% on a sequential quarter basis, led principally by growth in home equity loans. Credit card balances are up slightly over the prior year following the normal seasonal decline in the first quarter of 2007.
Credit Quality
The non-performing assets ratio was 0.68% at March 31, 2007 compared to 0.50% at December 31, 2006 and 0.45% at March 31, 2006. Total non-performing assets were $170.5 million at March 31, 2007, up $48.0 million from December 31, 2006. The majority of the increase in non-performing assets was in the residential development, residential construction, and land acquisition categories. We believe that these credits are well secured with ample loan to value ratios which should limit the risk of losses on these credits.
The net charge-off ratio for the three months ended March 31, 2007 was 0.13% compared to 0.27% for the same period of 2006 and 0.26% for the year ended December 31, 2006.
Past due levels remained favorable, with total loans past due (and still accruing interest) at 0.60% of loans. Loans over 90 days past due and still accruing interest at March 31, 2007 were $27.4 million, or 0.11% of total loans, compared to 0.14% at December 31, 2006 and 0.08% at March 31, 2006. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments on the loans. Management further believes the resolution of these delinquencies will not cause a material increase in non-performing assets.
The allowance for loan losses is $326.8 million, or 1.30% of net loans, at March 31, 2007 compared to $314.5 million, or 1.28% of net loans, at December 31, 2006. The allowance to non-performing loans coverage was 235.48% at March 31, 2007, compared to 325.45% at December 31, 2006.

The provision for losses on loans was $20.5 million for the three months ended March 31, 2007 compared to $19.5 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, total provision expense covered net charge-offs by 2.52 times compared to 1.36 times for the same period a year ago.

(Dollars in thousands)	March 31, 2007	December 31, 2006

Non-performing loans	$138,790	$96,622
Other real estate	31,710	25,923

Non-performing assets	$170,500	$122,545

Loans over 90 days past due and still accruing	$27,414	$34,495

As a % of loans	0.11%	0.14%

Allowance for loan losses	$326,826	$314,459

Allowance for loan losses as a % of loans	1.30%	1.28%

As a % of loans and other real estate:
Non-performing loans	0.55%	0.39%
Other real estate	0.13	0.11

Non-performing assets	0.68%	0.50%

Allowance to non-performing loans	235.48%	325.45%

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

The following table shows the composition of the loan portfolio and non-performing loans (classified by loan type) as of March 31, 2007.

				% of
			Total	Total
		% of	Non-	Non-
(Dollars in thousands)		Total Loans	performing	performing
Loan Type	Total Loans	Outstanding	Loans	Loans

Multi-Family	$519,219	2.1%	$388	0.3%
Hotels	661,985	2.6	1,270	0.9
Office Buildings	852,973	3.4	4,388	3.2
Shopping Centers	742,344	2.9	—	—
Commercial Development	866,920	3.5	—	—
Other Investment Property	529,394	2.1	414	0.3

Total Investment Properties	4,172,835	16.6	6,460	4.7

1-4 Family Construction	2,404,235	9.5	17,530	12.6
1-4 Family Perm /Mini-Perm	1,145,235	4.5	10,773	7.8
Residential Development	2,178,573	8.7	21,155	15.2

Total 1-4 Family Properties	5,728,043	22.7	49,458	35.6

Land Acquisition	1,516,526	6.0	15,800	11.4

Total Commercial Real Estate	11,417,404	45.3	71,718	51.7

Commercial, Financial, and Agricultural	6,055,447	24.0	38,629	27.8
Owner-Occupied	4,122,498	16.4	15,501	11.2

Total Commercial and Industrial	10,177,945	40.4	54,130	39.0

Home Equity	1,401,898	5.6	4,888	3.5
Consumer Mortgages	1,518,168	6.0	6,004	4.3
Credit Cards	273,462	1.1	—	—
Other Retail Loans	483,412	1.8	2,050	1.5

Total Retail	3,676,940	14.5	12,942	9.3
Unearned Income	(48,608)	(0.2)	—	—

Total	$25,223,681	100.0%	$138,790	100.0%

The following table compares the composition of the loan portfolio at March 31, 2007, December 31, 2006, and March 31, 2006.

			Total Loans
			March 31,		March 31,
			2007 vs.		2007 vs.
			Dec. 31,		March 31,
	Total Loans		2006		2006
(Dollars in thousands)	March 31,	Dec. 31,	% change	March 31,	% change
Loan Type	2007	2006	(1)	2006	(2)

Multi-Family	$519,219	$505,586	10.9%	$542,363	(4.3)%
Hotels	661,985	643,180	11.9	715,033	(7.4)
Office Buildings	852,973	881,658	(13.2)	819,304	4.1
Shopping Centers	742,344	764,924	(12.0)	704,257	5.4
Commercial Development	866,920	876,570	(4.5)	897,925	(3.5)
Other Investment Property	529,394	434,298	88.8	384,524	37.7

Total Investment Properties	4,172,835	4,106,216	6.6	4,063,406	2.7

1-4 Family Construction	2,404,235	2,347,025	9.9	1,851,116	29.9
1-4 Family Perm /Mini-Perm	1,145,235	1,193,895	(16.5)	1,127,194	1.6
Residential Development	2,178,573	2,036,207	28.4	1,648,332	32.2

Total 1-4 Family Properties	5,728,043	5,577,127	11.0	4,626,642	23.8

Land Acquisition	1,516,526	1,402,402	33.0	1,152,499	31.6

Total Commercial Real Estate	11,417,404	11,085,745	12.1	9,842,547	16.0

Commercial, Financial, and Agricultural	6,055,447	5,875,854	12.4	5,384,528	12.5
Owner-Occupied	4,122,498	4,080,742	4.1	3,854,881	6.9

Total Commercial and Industrial	10,177,945	9,956,596	9.0	9,239,409	10.2

Home Equity	1,401,898	1,364,030	11.3	1,214,544	15.4
Consumer Mortgages	1,518,168	1,517,849	0.1	1,407,608	7.9
Credit Cards	273,462	276,269	(4.1)	256,460	6.6
Other Retail Loans	483,412	500,757	(14.0)	506,772	(4.6)

Total Retail	3,676,940	3,658,905	2.0	3,385,384	8.6

Unearned Income	(48,608)	(46,695)	16.6	(48,492)	0.2

Total	$25,223,681	$24,654,552	9.4%	$22,418,848	12.5%

(1)	Percentage changes are annualized.

(2)	The percentage change comparison to March 31, 2006 is impacted by the First Florida acquisition, which was completed on April 1, 2006, and contributed approximately $342 million in total loans. Excluding the impact of this acquisition, the year-over-year growth is 11.0%.

Deposits
Total deposits at March 31, 2007 were $24.84 billion, a $547.9 million increase from December 31, 2006. Total deposits excluding brokered time deposits (core deposits) increased by $488.2 million, or 9.3% on an annualized basis, from December 31, 2006. This growth was driven primarily by strong growth in money market accounts and to a lesser degree, growth in time deposits. The growth in money market deposit balances reflects a continued customer preference towards this type of product. A moderately lower rate of time deposit growth was accompanied by a reduction in promotional rate activity during the quarter.
On a sequential quarter basis, average core deposits grew at an annualized rate of 4.6%. The primary contributors to this growth were money market accounts and time deposits, which grew at an annualized rate of 7.4% and 7.9%, respectively.
Compared to a year ago, total deposits grew by 13.9%. The March 31, 2007 balance sheet includes $321.3 million in deposits added as a result of the First Florida acquisition completed on April 1, 2006. Excluding the impact of the First Florida acquisition and brokered time deposits, total deposits grew by 10.8% over the prior year. This growth was led by increases in both time deposits and money market accounts, with increases excluding the impact of acquisitions of 19.5% and 15.4%, respectively.
Capital Resources and Liquidity
Synovus has always placed great emphasis on maintaining a strong capital base and continues to exceed regulatory capital requirements. Additionally, based on internal calculations and previous regulatory exams, each of the subsidiary banks is currently in compliance with regulatory capital guidelines. Total risk-based capital was $4.46 billion at March 31, 2007, compared to $4.32 billion at December 31, 2006. The ratio of total risk-based capital to risk-weighted assets was 14.62% at March 31, 2007 compared to 14.43% at December 31, 2006. The leverage ratio was 10.80% at March 31, 2007 compared to 10.64% at December 31, 2006. The equity-to-assets ratio was 11.73% at March 31, 2007 compared to 11.64% at year-end 2006.
Synovus’ management, operating under liquidity and funding policies approved by the Board of Directors, actively analyzes and manages the liquidity position in coordination with the subsidiary banks. Management must ensure that adequate liquidity, at a reasonable cost, is available to meet the cash flow needs of depositors, borrowers, and creditors. Management constantly monitors and maintains appropriate levels of assets and liabilities so as to provide adequate funding sources to meet estimated customer deposit withdrawals and future loan requests. Subsidiary banks have access to overnight federal funds lines with various financial institutions, which total approximately $3.6 billion and can be drawn upon for short-term liquidity needs. Banking liquidity and sources of funds have not changed significantly since December 31, 2006.
The Parent Company requires cash for various operating needs including dividends to shareholders, acquisitions, capital infusions into subsidiaries, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the subsidiary banks. As a short-term liquidity source, the Parent Company has access to a $25 million line of credit with an unaffiliated banking organization. Synovus had no borrowings outstanding on this line of credit at March 31, 2007.
The consolidated statements of cash flows detail cash flows from operating, investing, and financing activities. For the three months ended March 31, 2007, operating activities provided net cash of $124.9 million, investing activities used $888.8 million, and financing activities provided $703.4 million, resulting in a decrease in cash and due from banks of $61.1 million.
Earning Assets, Sources of Funds, and Net Interest Income
Average total assets for the first three months of 2007 were $32.02 billion, up 15.2% over the first three months of 2006, or 11.6% excluding acquisitions. Average earning assets were up 15.2% in the first three months of 2007 over the same period last year, or 11.5% excluding acquisitions, and represented 88.8% of average total assets, both including and excluding acquisitions. When compared to the same period last year, average deposits increased $3.53 billion, average federal funds purchased and other short-term liabilities increased $160.0 million, average long-term debt decreased $324.3 million, and average shareholders’ equity increased $683.3 million. Excluding acquisitions, average deposits increased $2.73 billion, average federal funds purchased and other short-term liabilities increased $108.0 million, average long-term debt decreased $349.7 million, and average shareholders’ equity increased $424.4 million. This growth provided the funding for $3.18 billion growth in average net loans and $488.0 million growth in average investments, or $2.41 billion and $371.8 million, respectively, excluding the impact of acquisitions.
Net interest income for the three months ended March 31, 2007 was $286.3 million up $23.8 million, or 9.1%, over $262.4 million for the three months ended March 31, 2006. The net interest margin for the three months ended March 31, 2007 was 4.10%, down 22 basis points from 4.32% for the three months ended March 31, 2006. Compared to the three months ended March 31, 2006, earning asset yields increased by 59 basis points, principally driven by a 61 basis point increase in loan yields, which was offset by an increase of 81 basis points in the effective cost of funds. The increase in the effective cost of funds over the three months ended March 31, 2006 was primarily due to a 94 basis point increase in the cost of money market deposits and a 119 basis point increase in the cost of time deposits, excluding brokered deposits.
On a sequential quarter basis, net interest income decreased by $5.4 million, while the net interest margin decreased 10 basis points to 4.10%. The decrease in net interest income was due to the impact of two fewer calendar days in the first quarter as compared to the fourth quarter. The net interest margin decline was comprised of a one basis point decrease in the yield on earning assets and a nine basis point increase in the effective cost of funds. The margin decrease was driven by several factors, including seasonal decline in demand deposit accounts, growth mix in overall core deposits which was mainly focused on higher cost categories, continued customer preference for fixed rate loans, and higher than normal interest reversals resulting from the growth in nonperforming assets. Additionally, higher than expected levels of secured deposits required a higher level of investment securities, which, while profitable, is dilutive to the margin.
Synovus expects the net interest margin for the year to be near the first quarter level of 4.10%. Opportunities for repricing higher cost certificates of deposit and lower yielding investments should provide positive support for the margin in the second half of 2007. Competitive conditions and the potential for continued customer preference for higher yielding deposits are the primary margin challenges faced by Synovus.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below:

	2007		2006
	First	Fourth	Third	Second	First
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Interest Earning Assets
Taxable Investment Securities	$3,301,137	3,178,852	3,025,507	3,008,122	2,823,306
Yield	4.77%	4.51	4.39	4.21	4.08
Tax-Exempt Investment Securities	$185,012	193,737	197,024	202,676	201,432
Yield	6.84%	6.95	6.70	6.73	6.86
Trading Account Assets	$64,204	34,471	53,181	47,398	37,659
Yield	5.65%	6.67	5.30	5.72	7.42
Commercial Loans	$21,242,921	20,791,108	20,407,139	19,723,353	18,357,939
Yield	8.24%	8.25	8.23	7.99	7.59
Consumer Loans	$928,256	928,521	929,964	898,210	855,079
Yield	8.01%	7.98	7.96	7.88	7.71
Mortgage Loans	$1,081,760	1,089,794	1,091,425	1,071,477	1,039,741
Yield	6.98%	6.99	6.93	6.82	6.67
Credit Card Loans	$270,444	268,705	265,120	260,010	260,251
Yield	11.17%	10.89	10.86	10.81	10.81
Home Equity Loans	$1,385,012	1,316,842	1,252,803	1,231,592	1,188,152
Yield	7.68%	7.82	7.97	7.69	7.30
Allowance for Loan Losses	$(317,977)	(317,603)	(318,195)	(307,674)	(294,817)

Loans, Net	$24,590,415	24,077,366	23,628,256	22,876,968	21,406,345
Yield	8.28%	8.29	8.29	8.06	7.67
Mortgage Loans Held for Sale	$160,482	149,113	130,196	132,605	117,085
Yield	6.07%	6.02	6.51	7.08	6.61
Federal Funds Sold and Other Short-Term Investments	$147,932	120,804	155,200	139,923	118,774
Yield	5.61%	5.40	5.32	5.07	4.42

Total Interest Earning Assets	$28,449,181	27,754,344	27,189,364	26,407,692	24,704,601
Yield	7.82%	7.83	7.81	7.58	7.23

Interest Bearing Liabilities
Interest Bearing Demand Deposits	$3,113,531	3,034,375	2,946,646	3,040,292	3,004,244
Rate	2.30%	2.18	2.03	1.81	1.63
Money Market Accounts	$7,083,633	6,956,181	6,587,365	6,196,865	5,800,154
Rate	4.49%	4.45	4.38	4.00	3.55
Savings Deposits	$502,948	514,317	547,779	573,776	535,475
Rate	0.68%	0.72	0.72	0.69	0.47
Time Deposits under $100,000	$3,037,815	3,003,141	2,917,518	2,738,528	2,501,504
Rate	4.79%	4.64	4.38	3.92	3.55
Time Deposits over $100,000 (less brokered time deposits)	$4,101,471	3,997,493	3,756,853	3,362,304	3,067,094
Rate	5.15%	5.07	4.92	4.44	4.01

Total Interest Bearing Core Deposits	$17,839,398	17,505,508	16,756,161	15,911,765	14,908,471
Rate	4.20%	4.12	3.97	3.54	3.15
Brokered Time Deposits	$3,030,793	3,137,889	3,165,905	2,740,674	2,364,383
Rate	5.08%	5.01	4.85	4.57	4.24

Total Interest Bearing Deposits	$20,870,191	20,643,396	19,922,066	18,652,438	17,272,854
Rate	4.33%	4.26	4.11	3.69	3.30
Federal Funds Purchased and Other Short-Term Liabilities	$1,690,049	1,283,832	1,553,699	1,772,113	1,530,099
Rate	4.87%	4.72	4.73	4.76	4.28
Long-Term Debt	$1,450,466	1,360,635	1,364,227	1,586,586	1,774,804
Rate	5.05%	4.90	4.57	4.42	4.62

Total Interest Bearing Liabilities	$24,010,706	23,287,863	22,839,991	22,011,138	20,577,757
Rate	4.41%	4.32	4.18	3.83	3.48

Non-Interest Bearing Demand Deposits	$3,372,105	3,469,233	3,528,942	3,511,554	3,443,867

Net Interest Margin	4.10%	4.20	4.30	4.39	4.32

The tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

The following table summarizes the components of net interest income for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
(In thousands)	2007	2006

Interest income	$547,899	439,493
Taxable-equivalent adjustment	1,354	1,484

Interest income, Taxable-equivalent	549,253	440,977
Interest expense	261,637	177,057

Net interest income, Taxable-equivalent	$287,616	263,920

Non-Interest Income
Total non-interest income during the three months ended March 31, 2007 increased $22.2 million, or 4.5%, over the same period a year ago. Excluding reimbursable items, the increase in non-interest income was 4.6% over the same period in 2006.
Financial Services:
Total non-interest income for the Financial Services segment for the three months ended March 31, 2007 was $87.5 million, up 5.3%, from the same period in 2006.
Service charges on deposit accounts, the single largest component of Financial Services fee income, was $26.4 million for the three months ended March 31, 2007, up 0.7% from the same period in 2006. Service charges on deposit accounts consist of non-sufficient funds (NSF) fees (which represent 68.7% of the total for the three months ended March 31, 2007), account analysis fees, and all other service charges.
NSF fees for the three months ended March 31, 2007 were $18.1 million, an increase of $775,000, or 4.5%, over the same period in 2006. Account analysis fees increased by $154,000, or 4.5%, to $3.6 million for the three months ended March 31, 2007 compared to the same period in the prior year. All other service charges on deposit accounts, which consist primarily of monthly fees on consumer demand deposit accounts (DDA) and saving accounts, were $4.7 million for first three months of 2007, down $747 thousand, or 13.8%, from the first quarter of 2006. The decrease is largely due to continued growth in the number of checking accounts with no monthly service charge.
Bankcard fees increased 12.6% to $11.9 million for the first three months of 2007 compared to the first quarter of 2006. Financial management services revenues (which primarily consist of fiduciary and asset management fees, brokerage and investment banking revenue and customer interest rate swap revenue which is included in other fee income) increased 3.0% to $20.9 million for the three months ended March 31, 2007, compared to the first quarter of 2006. Mortgage banking income grew $1.4 million, or 23.0%, for the three months ended March 31, 2007 compared to the first quarter of 2006. Additionally, during the first quarter of 2007, Synovus recognized a pre-tax loss of approximately $1.1 million resulting from the impairment of a private equity investment.

Transaction Processing Services:
TSYS’ revenues are derived from providing electronic payment processing and related services to financial and non-financial institutions, generally under long-term processing contracts. TSYS’ services are provided primarily through its cardholder systems, TS2 and TS1, to financial institutions and other organizations throughout the United States and internationally. TSYS currently offers merchant acquiring services to financial institutions and other organizations through its wholly owned subsidiary, TSYS Acquiring Solutions, L.L.C. (TSYS Acquiring), and its majority owned subsidiary, GP Network Corporation (GP Net).
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
Processing contracts with large clients, representing a significant portion of TSYS’ total revenues, generally provide for discounts on certain services based on the size and activity of clients’ portfolios. Therefore, electronic payment processing revenues and the related margins are influenced by the client mix relative to the size of client card portfolios, as well as the number and activity of individual cardholder accounts processed for each client. Consolidation among financial institutions has resulted in an increasingly concentrated client base, which results in a changing client mix toward larger clients and increasing pressure on TSYS’ operating profit margins. With the deconversion of certain account portfolios in 2006, TSYS expects its client mix to be less dependent upon large clients.
Accounts on File
TSYS provides services to its clients including processing consumer, retail, commercial, government services, stored-value and debit cards. Average accounts on file for the three months ended March 31, 2007 were 418.3 million, a decrease of 4.8% over the average of 439.3 million for the same period in 2006. Total accounts on file at March 31, 2007 were 422.7 million, a 4.0% decrease compared to the 440.4 million accounts on file at March 31, 2006. The change in accounts on file from March 2006 to March 2007 included the deconversion of approximately 130.8 million accounts, the purging/sales of 19.2 million accounts, the addition of approximately 36.2 million accounts attributable to the internal growth of existing clients, and approximately 96.1 million accounts from new clients.
Major Customers
A significant amount of TSYS’ revenues is derived from long-term contracts with large clients, including its major customers. TSYS derives revenues from providing various processing and other services to these clients, including processing of consumer and commercial accounts, and providing merchant acquiring services, as well as revenues for reimbursable items. For the three months ended March 31, 2007, TSYS had three major customers including Bank of America and

JP Morgan Chase & Co. (Chase).
In October 2006, TSYS deconverted the Bank of America consumer card portfolio. TSYS continues to provide commercial and small business card processing for Bank of America and Bank of America’s subsidiary, MBNA, as well as merchant processing for Bank of America, according to the terms of existing agreements for those services. For the three months ended March 31, 2007, Bank of America accounted for approximately 11.4%, or $48.8 million, of TSYS’ total revenues. For the three months ended March 31, 2006, revenues from Bank of America were $96.3 million, which represented approximately 23.4% and 12.8% of TSYS’ and Synovus’ total revenues, respectively.
In October 2004, TSYS finalized a definitive agreement with Chase to service the combined card portfolios of Chase Card Services and to upgrade its card-processing technology. Pursuant to the agreement, TSYS converted the consumer accounts of Chase to the modified version of TS2 in July 2005. TSYS expects to maintain the card-processing functions of Chase Card Services for at least two years. Chase Card Services then has the option to either extend the processing agreement for up to five additional two-year periods or migrate the portfolio in-house, under a perpetual license of a modified version of TS2 with a six-year payment term. TSYS expects that Chase will discontinue its processing agreement according to the original schedule and will license TSYS’ processing software in the third quarter of 2007.
For the three months ended March 31, 2007, Chase accounted for approximately 10.1%, or $43.3 million, of TSYS’ total revenues. For the three months ended March 31, 2006, Chase accounted for approximately 10.8%, or $44.7 million, of TSYS’ total revenues.
For the three months ended March 31, 2007, another TSYS major customer accounted for approximately 12.2%, or $52.5 million, of TSYS’ total revenues. For the three months ended March 31, 2006, this client accounted for approximately 3.2%, or $13.0 million, of TSYS’ total revenues.
The loss of these clients, or any significant client, could have a material adverse effect on TSYS’ financial position, results of operations and cash flows.
Electronic Payment Processing Services
Revenues from electronic payment processing services increased $8.3 million, or 3.8%, for the three months ended March 31, 2007, compared to the same period in 2006. Electronic payment processing revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, government services and commercial card accounts. Due to the number of cardholder accounts processed by TSYS and the expanding use of cards as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow.
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
Revenues from merchant acquiring services are mainly generated by TSYS’ wholly owned subsidiary, TSYS Acquiring, and its majority owned subsidiary, GP Net. Merchant acquiring services revenues for the three months ended March 31, 2007 were $60.7 million, compared to $63.9 million for the same period last year, resulting in a decrease of 5.1%. The decrease for the three months ended March 31, 2007 is attributable to two significant deconversions, pricing compression and continued weakness in the point of sale terminal direct distribution business. These revenue losses are being slightly offset by the internal growth of existing merchant acquiring services clients.
TSYS Acquiring’s results are driven by the authorization and capture transactions processed at the point-of-sale and the number of clearing and settlement transactions. TSYS Acquiring’s authorization and data capture transactions are primarily through dial-up or Internet connectivity.
Other Transaction Processing Services Revenues
Revenues from TSYS’ other transaction processing services consist primarily of revenues generated by TSYS’ wholly owned subsidiaries not included in electronic payment processing services or merchant acquiring services, as well as TSYS’ business process management services. Revenues from other transaction processing services increased $8.2 million, or 18.2%, for the three months ended March 31, 2007, as compared to the same period last year. The impact of acquisitions on other transaction processing service revenues for the three months ended March 31, 2007 was $4.3 million.
On November 16, 2006, TSYS announced a joint venture with Merchants called TSYS Managed Services. Merchants is a customer-contact company and a wholly-owned subsidiary of Dimension Data. Prior to the agreement, TSYS contracted with Merchants to provide managed services to TSYS’ international clients, and these services were characterized as reimbursable items. With the new agreement, these services are now characterized as other services revenue.
In May 2006, TSYS’ collection subsidiary renegotiated a contract with its largest client. One of the provisions that was changed related to the handling of attorney fees and court costs. In reviewing the indicators set forth in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” TSYS met the indicators of “gross-reporting.” Specifically, TSYS is the primary obligor and adds value as part of the service. As a result, TSYS has recognized $19.7 million of attorney fees and court costs for the three months ended March 31, 2007 as reimbursable items.
Equity in Income of Equity Investments
TSYS has two equity investments located in Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity investments was $860,000 and $852,000 for the three months ended March 31, 2007 and 2006, respectively.

Non-Interest Expense
For the three months ended March 31, 2007, total non-interest expense increased $18.4 million, or 3.6%, over the same period in the prior year. Excluding reimbursable items, the increase was $15.1 million, or 3.5%, over the same period in the prior year. Management analyzes non-interest expense in two separate segments: Financial Services and Transaction Processing Services.
The following table summarizes non-interest expense for the three months ended March 31, 2007 and 2006, respectively.

	Three months ended		Three months ended
	March 31, 2007(*)		March 31, 2006(*)
		Transaction		Transaction
	Financial	Processing	Financial	Processing
(In thousands)	Services	Services	Services	Services
Salaries and other personnel expense	$113,927	141,236	107,449	120,581
Net occupancy and equipment expense	27,290	65,632	23,498	74,202
Other operating expenses	53,580	51,232	47,999	62,922
Reimbursable items	—	85,992	—	82,738

Total non-interest expense	$194,797	344,092	178,946	340,443

(*)	The added totals are greater than the consolidated totals due to inter-segment balances which are eliminated in consolidation.
Financial Services:
Financial Services’ non-interest expense increased by 8.9% for the three months ended March 31, 2007 compared to the same period in the previous year, or 5.9% excluding the impact of acquisitions completed during 2006. For the three months ended March 31, 2007, employment expenses increased by $6.5 million, or 6.0%, net occupancy and equipment expense increased by $3.8 million, or 16.1%, and other operating expenses increased by $5.6 million, or 11.6% compared to the same period in the prior year. The increase in employment expenses includes approximately $2.6 million as a result of acquisitions, as well as increases in employment expenses due to the addition of new branch banking locations and annual compensation adjustments. These increases were offset in part by lower levels of incentive compensation. The increase in occupancy and equipment expenses includes incremental costs associated with acquisitions and the addition of new branch locations. Increased data processing fees, and to a lesser degree, the addition of branch locations, are reflected in the increase in other operating expenses.
Total employees for the Financial Services segment at March 31, 2007 were 7,229 compared to 7,189 at December 31, 2006 and 6,794 at March 31, 2006. Total employees at March 31, 2007 include the addition of 63 team members as a result of the First Florida acquisition completed on April 1, 2006. The net addition of 40 team members during the first three months of 2007 reflects a growth rate that is less than one-half of the growth rate for all of 2006 and it is driven by Synovus’ focus on expense management.

Transaction Processing Services:
Total non-interest expense increased 1.1% for the three months ended March 31, 2007, compared to the same period in 2006. Excluding reimbursable items, total non-interest expense remained the same for the three months ended March 31, 2007, compared to the same period in 2006.
Salaries and other personnel expenses increased $20.7 million, or 17.1%, for the three months ended March 31, 2007 compared to the same period in 2006. The impact of acquisitions on salaries and other personnel expenses for the three months ended March 31, 2007 was $6.7 million. In addition, the change in salaries and other personnel expense is associated with the normal salary increases and related benefits, offset by the level of employment costs capitalized as software development and contract acquisition costs.
Salaries and other personnel expense include the accrual for performance-based incentive benefits, which includes salary bonuses, profit sharing and employer 401(k) expenses. For the three months ended March 31, 2007 and 2006, accruals for performance-based incentives were $7.5 million and $4.7 million, respectively. Capitalized salaries and personnel expenses decreased $6.7 million for the first quarter of 2007, as compared to the same period in 2006, as a result of client conversion activity in 2006 being substantially completed by the fourth quarter of 2006. For the three months ended March 31, 2007, share-based compensation expense was $3.0 million, compared to $2.3 million for the same period in 2006.
At March 31, 2007, TSYS had 6,766 employees compared to 6,749 at December 31, 2006 and 6,579 at March 31, 2006. With the acquisitions of TSYS Card Tech and TSYS Managed Services, TSYS added 324 employees.
Net occupancy and equipment expense decreased $8.6 million, or 11.5%, for the three months ended March 31, 2007 over the same period in 2006. The impact of acquisitions on net occupancy and equipment expenses for the three months ended March 31, 2007 was $1.6 million.
Depreciation and amortization decreased for the three months ended March 31, 2007, as compared to the same period in 2006, as a result of the acceleration in 2006 of amortization of software licenses that were based on processing capacity agreements commonly referred to as millions of instructions per second or MIPS. These licenses are amortized using a units-of-production basis. As a result of deconversions during 2006, TSYS’ total future MIPS declined, resulting in a decrease in software amortization for the periods subsequent to the deconversion dates. TSYS’ equipment and software rentals decreased for the three months ended March 31, 2007, as a result of software licenses that are leased under processing capacity or MIPS agreements.
Other operating expenses for the three months ended March 31, 2007 decreased $11.7 million, or 18.6%, as compared to the same period in 2006. The decline is primarily the result of decline in the terminal deployment expenses associated with the closing of the point of sale terminal distribution sales office at the beginning of 2006, and the recognized attorney fees and court costs associated with debt collection services as reimbursable items. With the acquisition of TSYS Card Tech and TSYS Managed Services, TSYS added approximately $3.0 million of other operating expenses for the three months ended March 31, 2007.
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
Income Tax Expense
For the first quarter of 2007, consolidated income tax expense was $89.6 million, compared to $76.7 million for the first quarter of 2006. The effective tax rate for the three months ended March 31, 2007 and 2006 is shown in the following table:

	Three months ended			Three months ended
	March 31, 2007			March 31, 2006
	Financial		Synovus	Financial		Synovus
(dollars in thousands)	Services	TSYS	Consolidated	Services	TSYS	Consolidated

Income before taxes	$155,140	92,515	236,377	145,518	75,450	211,228
Minority interest in subsidiaries’ income			11,278			9,740
Income before income taxes and minority interest	155,140	92,515	247,655	145,518	75,450	220,968

Income tax expense	$54,733	34,891	89,624	51,757	24,965	76,722

Effective tax rate	35.28%	37.71%	36.19%	35.57%	33.55%	34.91%

Synovus files income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. Synovus’ U.S. Federal income tax return is filed on a consolidated basis. Most state and foreign income tax returns are filed on a separate entity basis. Synovus is no longer subject to U.S. Federal income tax examinations by the IRS for years before 2004.
During the three months ended March 31, 2007, Synovus increased its state income tax expense by a net amount of $1.2 million (net of Federal tax benefit) in response to new information impacting the potential resolution of uncertain tax positions, subsequent to the adoption of Financial Accounting Standards Board (FASB) interpretation No. 48, “Accounting for Income Taxes – an interpretation of FASB Statement 109” (FIN 48). This net increase included an increase of approximately $2.3 million for TSYS which was offset in part by a decrease of $1.1 million for Financial Services. The additional expense increased the consolidated effective tax rate by approximately 0.5%.
During the three months ended March 31, 2006, Synovus received notices of proposed adjustments relating to taxes due for the years 2000 through 2003. As a result, Synovus recorded a reduction in previously recorded income tax liabilities of $4.1 million, which lowered the consolidated effective tax rate by approximately 1.9%. This decrease included a decrease of approximately $2.4 million for TSYS plus approximately $1.7 million for Financial Services.
The total liability for uncertain tax positions under FIN 48 at March 31, 2007 is $18.9 million. See Note 7 to the consolidated financial statements (unaudited) for more information on income taxes. Synovus is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, Synovus does not expect a significant payment related to these obligations within the next year.
Synovus continually monitors and evaluates the potential impact of current events and circumstances on the estimates and assumptions used in the analysis of its income tax positions, and, accordingly, Synovus’ effective tax rate may fluctuate in the future.
Legal Proceedings
Synovus and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of its business. In the ordinary course of business, Synovus and its subsidiaries are also subject to regulatory examinations, information gathering requests, inquiries and investigations. Synovus establishes accruals for litigation and regulatory matters when those matters present loss contingencies that Synovus determines to be both probable and reasonably estimable. In the pending regulatory matter described below, loss contingencies are not both probable and reasonably estimable in the view of management, and, accordingly, a reserve has not been established for this matter. Based on current knowledge, advice of counsel and available insurance coverage, management does not believe that the eventual outcome of pending litigation and/or regulatory matters, including the pending regulatory matter described below, will have a material adverse effect on Synovus’ consolidated financial condition, results of operations or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to Synovus’ results of operations for any particular period.
The FDIC is currently conducting an investigation of the policies, practices and procedures used by Columbus Bank and Trust Company (CB&T), a wholly owned banking subsidiary of Synovus, in connection with the credit card programs offered pursuant to its Affinity Agreement with CompuCredit Corporation (CompuCredit). CB&T issues credit cards that are marketed and serviced by CompuCredit pursuant to the Affinity Agreement. A provision of the Affinity Agreement generally requires CompuCredit to indemnify CB&T for losses incurred as a result of the failure of credit card programs offered pursuant to the Agreement to comply with applicable law. Synovus is subject to a per event 10% share of any such loss, but Synovus’ 10% payment obligation is limited to a cumulative total of $2 million for all losses incurred.
CB&T is cooperating with the FDIC’s investigation. Synovus cannot predict the eventual outcome of the FDIC’s investigation; however, the investigation has resulted in material changes to CB&T’s policies, practices and procedures in connection with the credit card programs offered pursuant to the Affinity Agreement. It is probable that the investigation will result in further changes to CB&T’s policies, practices and procedures in connection with the credit card programs offered pursuant to the Affinity Agreement and the imposition of one or more regulatory sanctions, including a civil money penalty and/or restitution of certain fees to affected cardholders. At this time, management of Synovus does not expect the ultimate resolution of the investigation to have a material adverse effect on its consolidated financial condition, results of operations or cash flows as a result of the expected performance by CompuCredit of its indemnification obligations described in the paragraph above.

Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The provisions of this statement are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Synovus does not expect the impact of SFAS No. 157 on its financial position, results of operations or cash flows to be material.
In September 2006, the EITF reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-04). EITF 06-4 requires an employer to recognize a liability for future benefits based on the substantive agreement with the employee. EITF 06-4 requires a company to use the guidance prescribed in FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and Accounting Principles Board Opinion No. 12, “Omnibus Opinion,” when entering into an endorsement split-dollar life insurance agreement and recognizing the liability. EITF 06-4 is effective for fiscal periods beginning after December 15, 2007. Synovus is currently evaluating the impact of adopting EITF 06-4 on its financial position, results of operations and cash flows, but has yet to complete its assessment.
In November 2006, the EITF reached a consensus on EITF Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). Under EIFT 06-10, an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement. The recognition of an asset should be based on the nature and substance of the collateral, as well as the terms of the arrangement such as (1) future cash flows to which the employer is entitled and (2) employee’s obligation (and ability) to repay the employer. EITF 06-10 is effective for fiscal periods beginning after December 15, 2007. Synovus is currently evaluating the impact of adopting EITF 06-10 on its financial position, results of operations and cash flows, but has yet to complete its assessment.
In November 2006, the EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-based Payment Awards” (EITF 06-11). Employees may receive dividend payments (or the equivalent of) on vested and non-vested share-based payment awards. Under EITF 06-11, the Task Force concluded that a realized income tax benefit from dividends (or dividend equivalents) that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. Once the award is settled, the Company should determine whether the cumulative tax deduction exceeded the cumulative compensation cost recognized on the income statement. If the total tax benefit exceeds the tax effect of the cumulative compensation cost, the excess would be an increase to additional paid-in capital. EITF 06-11 is effective for fiscal periods beginning after September 15, 2007. Synovus is currently assessing the impact of the adoption of EITF 06-11 on the financial position, results of operations and cash flows, but does not expect that it will have a material affect on the financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to make an irrevocable election, at specified election dates, to measure eligible financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of this statement are effective as of the beginning of the first fiscal year that begins after November 15, 2007. Synovus is currently evaluating the impact of adopting SFAS No. 159, but has yet to complete its assessment.
Forward-Looking Statements
Certain statements contained in this document which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”). These forward-looking statements include, among others, statements regarding: (i) the expected financial impact of recent accounting pronouncements; (ii) management’s belief with respect to legal proceedings and other claims, including the pending regulatory matter with respect to credit card programs offered by CB&T pursuant to its agreement with CompuCredit; (iii) TSYS’ expectation that it will maintain the card-processing functions of Chase for at least two years and that Chase will discontinue its processing agreement according to the original schedule and license TSYS’ processing software in the third quarter of 2007; (iv) TSYS’ expectation that its client mix will be less dependent upon large clients; (v) management’s expectation that the net interest margin for 2007 will be near that of the first quarter of 2007 level of 4.10%; (vi) management’s belief that its interest rate risk positioning is appropriate in the current economic and yield curve environment; (vii) management’s belief that the credits comprising the majority of the increase in non-performing assets are well secured with ample loan to value ratios which should limit the risk of loss on these credits; (viii) management’s belief with respect to the existence of sufficient collateral for past due loans, the resolution of certain loan delinquencies and the inclusion of all material loans in which serious doubt exists as to collectibility in nonperforming loans and loans past due over 90 days and still accruing; (ix) Synovus’ expected growth in diluted earnings per share for 2007, and the assumptions underlying such statements, including with respect to Synovus’ expected increase in diluted earnings per share for 2007: stable short-term interest rates; an annual net interest margin near the first quarter 2007 level of 4.10%; a stable credit environment; TSYS performs within its range of guidance; and loan growth of approximately 10%. In addition, certain statements in future filings by Synovus with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, efficiency ratios and other financial terms; (ii) statements of plans and objectives of Synovus or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
These statements are based on the current beliefs and expectations of Synovus’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus’ ability to control or predict. These factors include, but are not limited to: (i) competitive pressures arising from aggressive competition from other financial service providers; (ii) factors that affect the delinquency rate of Synovus’ loans and the rate at which Synovus’ loans are charged off; (iii) changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which Synovus is perceived in such markets, including a reduction in our debt ratings; (iv) TSYS’ inability to achieve its earnings goals for 2007; (v) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted may be different than expected; (vi) the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board; (vii) inflation, interest rate, market and monetary fluctuations; (viii) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (ix) changes in consumer spending, borrowing, and saving habits; (x) technological changes are more difficult or expensive than anticipated; (xi) acquisitions are more difficult to integrate than anticipated; (xii) the ability to increase market share and control expenses; (xiii) the effect of changes in governmental policy, laws and regulations, or the interpretation or application thereof, including restrictions, limitations and/or penalties arising from banking, securities and insurance laws, regulations and examinations; (xiv) the impact of the application of and/or the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies; (xv) changes in Synovus’ organization, compensation, and benefit plans; (xvi) the costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto; (xvii) a deterioration in credit quality or a reduced demand for credit; (xviii) Synovus’ inability to successfully manage any impact from slowing economic conditions or consumer spending; (xix) TSYS does not maintain the card-processing functions of Capital One for at least five years as expected; (xx) the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients; (xxi) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection; (xxii) the impact on Synovus’ business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (xxiii) the success of Synovus at managing the risks involved in the foregoing.
These forward-looking statements speak only as of the date on which the statements are made, and Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

ITEM 3 — QUANTITATIVE AND
QUALITATIVE DISCLOSURES ABOUT
MARKET RISK
During the first three months of 2007, Synovus maintained a neutral to slightly asset sensitive interest rate risk position. Synovus believes that this interest rate risk positioning is appropriate in the current economic and yield curve environment. This positioning is also considered appropriate as a potential continued depositor preference for more rate sensitive products could serve to further reduce overall asset sensitivity.
Synovus measures its sensitivity to changes in market interest rates through the use of a simulation model. Synovus uses this simulation model to determine a baseline net interest income forecast and the sensitivity of this forecast to changes in interest rates. These simulations include all of Synovus’ earning assets, liabilities, and derivative instruments. Forecasted balance sheet changes, primarily reflecting loan and deposit growth forecasts are included in the periods modeled.
Synovus models its baseline net interest income forecast assuming an unchanged or flat interest rate environment. Synovus has modeled the impact of a gradual increase and decrease in short-term rates of 100 basis points to determine the sensitivity of net interest income for the next twelve months. The following table represents the estimated sensitivity of net interest income to these gradual changes in short term interest rates at March 31, 2007, with comparable information for December 31, 2006.

	Estimated % Change in Net Interest Income
Change in Short-Term	as Compared to Unchanged Rates
Interest Rates	(for the next twelve months)
(in basis points)	March 31, 2007	December 31, 2006
+ 100	0.2%	0.3%
- 100	(0.7%)	(1.0%)
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
Synovus’ electronic payment processing subsidiary, TSYS, is subject to market risk due to its international operations. TSYS is exposed to foreign exchange risk because it has assets, liabilities, revenues and expenses denominated in foreign currencies. Net exchange gains or losses resulting from the translation of assets and liabilities of TSYS’ foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity titled accumulated other comprehensive income. The amount of other comprehensive income (loss), net of minority interest, related to foreign currency translation for the three months ended March 31, 2007 and 2006 was ($87) thousand and $333 thousand, respectively.
TSYS also records foreign currency translation adjustments associated with other balance sheet accounts, primarily cash accounts denominated in foreign currencies and intercompany loans that require each operation to repay the financing in U.S. dollars. TSYS recorded a net translation gain of approximately $567 thousand for the three months ended March 31, 2007 related to the translation of these accounts and arrangements.
A summary of the account balances subject to foreign currency exchange rates between the local currencies and the U.S. dollar is as follows:

		Balance at
		March 31,
(in thousands)		2007

Asset	Cash	$40,400
Liability	Intercompany financing arrangements	(64,300)

	Net account balances	$(23,900)

The following table presents the potential effect on income before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus or minus 100 basis points, 500 basis points, and 1,000 basis points based on the net liability account balance of $23.9 million at March 31, 2007.

	Effect of Basis Point Change
	Increase in basis point of			Decrease in basis point of
(in thousands)	100	500	1,000	100	500	1,000

Effect on income before income Taxes	$(162)	(972)	(1,944)	162	972	1,944

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

PART II – OTHER INFORMATION
ITEM 1A – RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our financial position, results of operations or cash flows. The risks described in our Annual Report on Form 10-K are not the only risks facing Synovus. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial position, results of operations or cash flows.
ITEM 2 – UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS
Synovus acquired GLOBALT, Inc. (GLOBALT) on May 31, 2002. The purchase agreement contained an earn-out provision pursuant to which Synovus may issue additional shares of Synovus common stock contingent upon GLOBALT’s financial performance. On February 15, 2007, Synovus issued 62,119 shares of Synovus common stock to the former shareholders of GLOBALT as a result of GLOBALT attaining its financial performance goals. The shares of stock issued to the former shareholders of GLOBALT were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.
The following table sets forth information regarding Synovus’ purchases of its common stock on a monthly basis during the three months ended March 31, 2007:

					Maximum
				Total Number of	Number of Shares
				Shares Purchased	That May Yet Be
				as Part of	Purchased Under
	Total Number of		Average Price Paid	Announced Plans	the Plans or
Period	Shares Purchased		per Share	or Programs	Programs

January 2007	2,408	(1)	$31.34	—	—
February 2007	4,808	(1)	32.35	—	—
March 2007	—	(1)	—	—	—

Total	7,216	(1)	$32.01	—	—

(1)	Consists of delivery of previously owned shares to Synovus in payment of the exercise price of stock options.

ITEM 6 — EXHIBITS

(a) Exhibits	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.
Date: May 10, 2007	BY:	/s/ Thomas J. Prescott
Thomas J. Prescott
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report