Form 10-Q
period 2007-06-30
SYNOVUS FINANCIAL CORP
filed 2007-08-09
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	July 31, 2007
Common Stock, $1.00 Par Value	333,454,617 shares

SYNOVUS FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
(In thousands, except share data)	2007	2006
ASSETS
Cash and due from banks	$882,344	889,975
Interest earning deposits with banks	5,157	19,389
Federal funds sold and securities purchased under resale agreements	241,685	101,091
Trading account assets	70,626	15,266
Mortgage loans held for sale	190,587	175,042
Investment securities available for sale	3,558,813	3,352,357

Loans, net of unearned income	25,541,742	24,654,552
Allowance for loan losses	(331,130)	(314,459)

Loans, net	25,210,612	24,340,093

Premises and equipment, net	784,703	752,738
Contract acquisition costs and computer software, net	358,021	383,899
Goodwill	681,570	669,515
Other intangible assets, net	52,154	63,586
Other assets	1,184,534	1,091,822

Total assets	$33,220,806	31,854,773

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing retail and commercial deposits	$3,595,117	3,538,598
Interest bearing retail and commercial deposits	18,126,823	17,741,354

Total retail and commercial deposits	21,721,940	21,279,952
Brokered time deposits	3,275,948	3,014,495

Total deposits	24,997,888	24,294,447
Federal funds purchased and other short-term liabilities	1,786,187	1,572,809
Long-term debt	1,673,124	1,350,139
Other liabilities	576,276	692,019

Total liabilities	29,033,475	27,909,414

Minority interest in consolidated subsidiaries	262,007	236,709

Shareholders’ equity:
Common stock — $1.00 par value. Authorized 600,000,000 shares; issued 333,078,474 in 2007 and 331,213,913 in 2006; outstanding 327,416,936 in 2007 and 325,552,375 in 2006	333,078	331,214
Additional paid-in capital	1,091,517	1,033,055
Treasury stock, at cost – 5,661,538 shares	(113,944)	(113,944)
Accumulated other comprehensive loss	(20,929)	(2,129)
Retained earnings	2,635,602	2,460,454

Total shareholders’ equity	3,925,324	3,708,650

Total liabilities and shareholders’ equity	$33,220,806	31,854,773

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2007	2006	2007	2006
Interest income:
Loans, including fees	$1,018,364	863,961	516,307	459,111
Investment securities available for sale	83,323	64,520	42,870	33,809
Trading account assets	1,877	1,384	970	685
Mortgage loans held for sale	4,959	4,274	2,522	2,340
Federal funds sold and securities purchased under resale agreements	2,850	2,946	1,372	1,705
Interest earning deposits with banks	969	121	401	63

Total interest income	1,112,342	937,206	564,442	497,713

Interest expense:
Deposits	453,825	312,171	231,088	171,757
Federal funds purchased and other short-term liabilities	41,760	37,162	21,187	21,065
Long-term debt	38,586	38,234	20,261	17,688

Total interest expense	534,171	387,567	272,536	210,510

Net interest income	578,171	549,639	291,906	287,203
Provision for losses on loans	40,797	38,083	20,281	18,534

Net interest income after provision for losses on loans	537,374	511,556	271,625	268,669

Non-interest income:
Electronic payment processing services	472,153	451,867	243,411	231,395
Merchant acquiring services	124,957	129,769	64,277	65,820
Other transaction processing services	107,970	89,947	54,847	45,001
Service charges on deposit accounts	54,421	54,988	28,050	28,800
Fiduciary and asset management fees	24,696	23,222	12,434	11,509
Brokerage and investment banking income	15,259	13,506	7,809	6,559
Mortgage banking income	14,920	13,978	7,695	8,105
Bankcard fees	23,447	21,647	11,567	11,093
Securities gains (losses), net	705	(1,136)	258	(1,062)
Other fee income	19,838	19,640	10,411	10,357
Other operating income	26,186	20,317	15,461	10,794

Non-interest income before reimbursable items	884,552	837,745	456,220	428,371
Reimbursable items	181,555	168,638	95,828	86,138

Total non-interest income	1,066,107	1,006,383	552,048	514,509

Non-interest expense:
Salaries and other personnel expense	516,721	461,605	261,768	233,847
Net occupancy and equipment expense	187,147	197,195	94,234	99,495
Other operating expenses	202,008	215,525	103,448	109,690

Non-interest expense before reimbursable items	905,876	874,325	459,450	443,032
Reimbursable items	181,555	168,638	95,828	86,138

Total non-interest expense	1,087,431	1,042,963	555,278	529,170

Minority interest in subsidiaries’ net income	24,465	20,905	13,187	11,165

Income from continuing operations before income taxes	491,585	454,071	255,208	242,843
Income tax expense	186,283	166,767	96,658	90,046

Income from continuing operations	305,302	287,304	158,550	152,797
Discontinued operations, net of income taxes	4,200	—	4,200	—

Net income	$309,502	287,304	162,750	152,797

Net income per share:
Basic
Income from continuing operations	$0.94	0.90	0.49	0.47

Net income	0.95	0.90	0.50	0.47

Diluted
Income from continuing operations	$0.93	0.90	0.48	0.47

Net income	0.94	0.90	0.49	0.47

Weighted average shares outstanding:
Basic	326,051	318,236	326,410	322,783

Diluted	329,920	320,840	330,263	325,421

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(unaudited)

						Accum- ulated
						Other
						Compre-
					Unearned	hensive
	Shares	Common	Additional	Treasury	Compen-	Income	Retained
(In thousands, except per share data)	Issued	Stock	Paid-In Capital	Stock	sation	(Loss)	Earnings	Total
Balance at December 31, 2005	318,301	$318,301	686,447	(113,944)	(3,126)	(29,536)	2,091,187	2,949,329
SAB No. 108 Adjustment to opening shareholders’ equity						826	3,434	4,260
Net Income							287,304	287,304
Other comprehensive income (loss), net of tax:
Net unrealized loss on cash flow hedges						(1,054)		(1,054)
Change in unrealized losses on investment securities available for sale, net of reclassification adjustment						(28,000)		(28,000)
Gain on foreign currency translation						3,807		3,807

Other comprehensive loss						(25,247)		(25,247)

Comprehensive income								262,057

Cash dividends declared – $0.39 per share							(124,258)	(124,258)
Reclassification of unearned compensation to additional paid-in capital upon adoption of SFAS No. 123(R)			(3,126)		3,126			—
Issuance of non-vested stock	166	166	(166)					—
Share-based compensation expense			11,618					11,618
Stock options exercised	1,787	1,787	31,507					33,294
Share-based tax benefit			3,334					3,334
Ownership change at majority-owned subsidiary			2,182					2,182
Issuance of common stock for acquisition	8,843	8,843	227,060					235,903

Balance at June 30, 2006	329,097	$ 329,097	958,856	(113,944)	—	(53,957)	2,257,667	3,377,719

Balance at December 31, 2006	331,214	$ 331,214	1,033,055	(113,944)	—	(2,129)	2,460,454	3,708,650
Cumulative effect of adoption of FIN No. 48							(230)	(230)
Net Income							309,502	309,502
Other comprehensive income, net of tax:
Net unrealized loss on cash flow hedges						(2,917)		(2,917)
Change in unrealized losses on investment securities available for sale, net of reclassification adjustment						(18,047)		(18,047)
Gain on foreign currency translation						2,164		2,164

Other comprehensive loss						(18,800)		(18,800)

Comprehensive income								290,702

Cash dividends declared – $0.41 per share							(134,124)	(134,124)
Issuance of non-vested stock	52	52	(52)					—
Share-based compensation expense			11,126					11,126
Stock options exercised	1,750	1,750	31,800					33,550
Share-based tax benefit			7,741					7,741
Ownership change at majority-owned subsidiary			5,793					5,793
Issuance of common stock for acquisition	62	62	2,054					2,116

Balance at June 30, 2007	333,078	$ 333,078	1,091,517	(113,944)	—	(20,929)	2,635,602	3,925,324

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
(In thousands)	2007	2006
Cash flows from operating activities:
Net income	$309,502	287,304
Income from discontinued operations, net of tax	(4,200)	—

Income from continuing operations	305,302	287,304
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for losses on loans	40,797	38,083
Depreciation, amortization and accretion, net	89,405	97,970
Increase in interest receivable	(9,479)	(63,054)
(Decrease) increase in interest payable	(1,278)	25,311
Equity in income of unconsolidated subsidiaries	(3,237)	(1,871)
Minority interest in subsidiaries’ net income	24,465	20,905
Increase in trading account assets	(55,360)	(19,617)
Originations of mortgage loans held for sale	(808,759)	(736,200)
Proceeds from sales of mortgage loans held for sale	792,583	708,415
Increase in other assets	(45,109)	(10,614)
Decrease in other liabilities	(43,721)	(8,614)
Net (gains) losses on sales of available for sale investment securities	(705)	1,136
Increase in fair value of private equity investments	(4,245)	—
Impairment of computer software	620	—
Share-based compensation expense	15,143	13,334
Decrease in accrued salaries and employee benefits	(77,628)	(63,362)
Other, net	16,317	(298)

Net cash provided by operating activities	235,111	288,828

Cash flows from investing activities:
Net cash received for acquisition	—	14,800
Net decrease (increase) in interest earning deposits with banks	14,232	(8,905)
Net increase in federal funds sold and securities purchased under resale agreements	(140,594)	(129,927)
Proceeds from maturities and principal collections of investment securities available for sale	376,654	235,293
Proceeds from sales of investment securities available for sale	21,501	111,593
Purchases of investment securities available for sale	(642,529)	(444,720)
Net increase in loans	(934,359)	(1,491,044)
Purchases of premises and equipment	(76,095)	(64,361)
Proceeds from disposal of premises and equipment	1,914	348
Net proceeds from transfer of mutual funds	6,885	—
Additions to other intangible assets	(77)	—
Increase in contract acquisition costs	(9,542)	(22,339)
Additions to licensed computer software from vendors	(8,866)	(4,437)
Additions to internally developed computer software	(7,458)	(8,999)

Net cash used by investing activities	(1,398,334)	(1,812,698)

Cash flows from financing activities:
Net increase in demand and savings deposits	549,601	449,389
Net increase in certificates of deposit	153,838	1,006,439
Net increase in federal funds purchased and other short-term liabilities	213,378	762,864
Principal repayments on long-term debt	(201,845)	(570,679)
Proceeds from issuance of long-term debt	529,313	23,500
Excess tax benefit from share-based payment arrangements	7,398	4,853
Dividends paid to shareholders	(130,482)	(181,317)
Proceeds from issuance of common stock	33,550	33,294

Net cash provided by financing activities	1,154,751	1,528,343

Effect of exchange rate changes on cash and cash equivalent balances held in foreign currencies	841	1,795

(Decrease) increase in cash and due from banks	(7,631)	6,268
Cash and due from banks at beginning of period	889,975	880,886

Cash and due from banks at end of period	$882,344	887,154

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
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
Note 2 – Supplemental Cash Flow Information
For the six months ended June 30, 2007 and 2006, Synovus paid income taxes (net of refunds received) of $191.0 million and $190.4 million, respectively. For the six months ended June 30, 2007 and 2006, Synovus paid interest of $530.3 million and $362.8 million, respectively.
Non-cash investing activities consisted of loans of approximately $23.0 million and $19.9 million, which were foreclosed and transferred to other real estate during the six months ended June 30, 2007 and 2006, respectively.
Note 3 – Comprehensive Income
Other comprehensive income (loss) consists of the change in net unrealized gains (losses) on cash flow hedges, the change in net unrealized gains (losses) on investment securities available for sale, and gains (losses) on foreign currency translation. Comprehensive income consists of net income plus other comprehensive income (loss).

Comprehensive income for the six and three months ended June 30, 2007 and 2006 is presented below:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Net income	$309,502	287,304	162,750	152,797
Other comprehensive loss, net of tax:
Change in net unrealized losses on cash flow hedges	(2,917)	(3,771)	(4,428)	(2,744)
Change in net unrealized gains/losses on investment securities available for sale, net of reclassification adjustment	(18,047)	(25,283)	(25,741)	(12,321)
Gains on foreign currency translation	2,164	3,807	2,251	3,472

Other comprehensive loss	(18,800)	(25,247)	(27,918)	(11,593)

Comprehensive income	$290,702	262,057	134,832	141,204

Note 4 – Derivative Instruments
Synovus accounts for its derivative financial instruments as either assets or liabilities on the balance sheet at fair value through adjustments to either the hedged items, accumulated other comprehensive income (loss), or current earnings, as appropriate. As part of its overall interest rate risk management activities, Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk. These derivative instruments consist of interest rate swaps, commitments to sell fixed-rate mortgage loans, and interest rate lock commitments made to prospective mortgage loan customers. Mortgage rate lock commitments represent derivative instruments since it is intended that such loans will be sold.
Synovus originates first lien residential mortgage loans for sale into the secondary market and generally does not hold the originated loans for investment purposes. Mortgage loans are either converted to securities or are sold to a third party servicing aggregator.
At June 30, 2007, Synovus had commitments to fund fixed-rate mortgage loans to customers in the amount of $119.5 million. The fair value of these commitments at June 30, 2007 resulted in an unrealized loss of $611 thousand, which was recorded as a component of mortgage banking income in the consolidated statement of income.
At June 30, 2007, outstanding commitments to sell fixed-rate mortgage loans amounted to approximately $216.0 million. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding commitments to originate residential mortgage loans for resale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans at June 30, 2007 resulted in an unrealized gain of $982 thousand, which was recorded as a component of mortgage banking income in the consolidated statement of income.
Synovus utilizes interest rate swaps to manage interest rate risks, primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating rate interest rate payment obligations without the exchange of underlying principal amounts. Entering into interest rate derivatives potentially exposes Synovus to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts often are used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.
The receive fixed interest rate swap contracts at June 30, 2007 are being utilized to hedge $800 million in floating rate loans and $2.38 billion in fixed-rate liabilities. A summary of interest rate swap contracts and their terms at June 30, 2007 is shown below:

		Weighted-Average					Net
				Maturity			Unrealized
	Notional	Receive	Pay	In	Unrealized		Gains
(Dollars in thousands)	Amount	Rate	Rate(*)	Months	Gains	Losses	(Losses)
Receive fixed swaps:
Fair value hedges	$2,382,500	5.03%	5.11%	25	$24,330	(22,058)	2,272
Cash flow hedges	800,000	8.03%	8.25%	37	995	(2,801)	(1,806)

Total	$3,182,500	5.79%	5.90%	28	$25,325	(24,859)	466

(*)	Variable pay rate based upon contract rates in effect at June 30, 2007.
Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Changes in the fair value of the cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, net of the tax benefit or expense. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis for all cash flow hedges entered into after March 31, 2007. The cumulative dollar offset method was used for all hedges entered into prior to that date. As of June 30, 2007, cumulative ineffectiveness for Synovus’ portfolio of cash flow hedges represented a gain of approximately $63 thousand. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of income as other operating income.
Synovus expects to reclassify from accumulated other comprehensive income (loss) approximately $1.8 million as net-of-tax expense during the next twelve months, as the related payments for interest rate swaps and amortization of deferred gains (losses) are recorded.
Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair market value of various fixed rate liabilities due to changes in the LIBOR benchmark interest rate. Changes in the fair value of fair value hedges are recorded on the balance sheet as adjustments to the hedged fixed rate liabilities. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis for all fair value hedges entered into after March 31, 2007. The cumulative dollar offset method is used for all hedges entered into prior to those dates. As of June 30, 2007, cumulative ineffectiveness for Synovus’ portfolio of fair value hedges represented a gain of approximately $20 thousand. Ineffectiveness from fair value hedges is recognized in the consolidated statements of income as other operating income.
Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the risk to Synovus. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of June 30, 2007, the notional amount of customer related interest rate derivative financial instruments was $2.43 billion.
Synovus also enters into derivative financial instruments to meet the equity risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the risk to Synovus. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of June 30, 2007, the notional amount of customer related equity derivative financial instruments was $19.8 million.
Note 5 – Share-Based Compensation
General Description of Share-Based Compensation Plans
Synovus’ long-term incentive plans authorize the Compensation Committee of the Board of Directors to grant share-based compensation to Synovus employees and non-employee directors. Synovus accounts for its share-based compensation arrangements in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.”
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
Share-Based Compensation Expense
Synovus’ share-based compensation expense is recorded as a component of salaries and other personnel expense in the consolidated statements of income. Share-based compensation expense recognized in income is presented below:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Share-based compensation expense:
Stock options	$8,427	11,347	4,244	4,773
Non-vested shares	6,716	1,987	3,560	1,114

Total share-based compensation expense	$15,143	13,334	7,804	5,887

Stock Option Awards
During the six months ended June 30, 2007, Synovus granted 246,660 options to purchase shares of Synovus common stock to certain key Synovus employees at a weighted-average exercise price of $31.93. No options to purchase shares of Synovus common stock were issued during the three months ended June 30, 2007. Stock options granted in 2007 generally become exercisable over a three-year period, with one-third of the total grant amount vesting on each anniversary of the grant-date, and expire ten years from the date of grant. Share-based compensation expense is recognized for plan participants on a straight-line basis over the shorter of the vesting period or the period until reaching retirement eligibility. At June 30, 2007, there were 21,588,878 options to purchase shares of Synovus common stock outstanding with a weighted-average exercise price of $23.29.
The weighted-average grant-date fair value of stock options granted to key Synovus employees during the six months ended June 30, 2007 and 2006 was $7.22 and $6.40, respectively, and during the three months ended June 30, 2006 was $6.52. The fair value of the option grants during the six months ended June 30, 2007 was determined using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions: risk free interest rate of 4.78%, expected stock price volatility of 21.76%, dividend yield of 2.6% and an expected life of 6.0 years.
Non-Vested Shares
During the six months ended June 30, 2007, 59,194 non-transferable non-vested shares of Synovus common stock with a weighted-average grant date fair value of $31.97 were awarded to certain key employees and non-employee directors of Synovus. There were no awards of non-vested shares during the three months ended June 30, 2007. Non-vested shares granted in 2007 generally vest over a three-year period, with one-third of the total grant amount vesting on each anniversary of the grant-date. Share-based compensation expense is recognized for plan participants on a straight-line basis over the vesting period. At June 30, 2007, there were 671,422 non-vested shares outstanding with a weighted-average grant-date fair value of $27.59.
In addition to the non-vested shares described above, during the six months ended June 30, 2007, 12,677 non-transferable non-vested shares of Synovus common stock with a grant date fair value of $31.64 were awarded to a key Synovus executive under a performance-vesting schedule.
TSYS Share-Based Compensation
Total System Services, Inc. (TSYS), an 81% owned subsidiary, also grants share-based compensation to certain executives and non-employee directors in the form of options to purchase shares of TSYS common stock (TSYS stock options) or non-vested shares of TSYS common stock (TSYS non-vested shares).
During the six months ended June 30, 2007, TSYS awarded 241,260 non-transferable non-vested shares of TSYS common stock with a grant-date fair value of $31.37 to certain key employees and non-employee directors of TSYS. The fair value of the common stock at the date of issuance will be amortized over the shorter of the vesting period or the period until reaching retirement. TSYS did not grant any options for purchase of TSYS common stock during the six months ended June 30, 2007.
Note 6 – Business Combinations and Discontinued Operations
Acquisitions
On July 11, 2006, TSYS completed the acquisition of Card Tech, Ltd., a privately owned London-based payments firm, and related companies. TSYS rebranded the group of companies as TSYS Card Tech. TSYS paid aggregate consideration of approximately $59.5 million, including direct acquisition costs. TSYS is in the process of allocating the purchase price to the respective assets and liabilities acquired, and has preliminarily allocated approximately $32.7 million to goodwill, approximately $19.1 million to other identifiable intangible assets and the remaining amounts to other identifiable assets and liabilities acquired.
Effective on March 25, 2006, Synovus acquired all of the issued and outstanding common shares of Riverside Bancshares, Inc., the parent company of Riverside Bank, and effective on April 1, 2006, Synovus acquired all of the issued and outstanding common shares of Banking Corporation of Florida, the parent company of First Florida Bank. The results of operations for these acquisitions have been included in Synovus’ consolidated financial statements beginning March 25, 2006 and April 1, 2006, respectively.
Pro forma information related to the impact of these acquisitions on Synovus’ consolidated financial statements, assuming such acquisitions had occurred at the beginning of the periods reported, is not presented as such impact is not significant.
Discontinued Operations
During the three months ended June 30, 2007, Synovus transferred its proprietary mutual funds (Synovus Funds) to a non-affiliated third party. As a result of the transfer, Synovus received gross proceeds of $7.96 million and incurred transaction related costs of $1.07 million, resulting in a pre-tax gain of $6.89 million or $4.20 million, after-tax. The net gain has been reported as discontinued operations on the accompanying consolidated statements of income. Financial results for 2007 and 2006, of the business associated with the Synovus Funds, have not been presented as discontinued operations as such amounts are inconsequential. This business did not have significant assets, liabilities, revenues, or expenses associated with it.
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

Segment information as of and for the six months ended June 30, 2007 and 2006, respectively, is presented in the following table:

		Financial
(In thousands)		Services	TSYS (a)	Eliminations		Consolidated
Interest income	2007	$1,112,391	6,899	(6,948)	(b)	1,112,342
	2006	937,207	3,553	(3,554)	(b)	937,206
Interest expense	2007	540,967	152	(6,948)	(b)	534,171
	2006	391,043	78	(3,554)	(b)	387,567
Net interest income	2007	571,424	6,747	—		578,171
	2006	546,164	3,475	—		549,639
Provision for losses on loans	2007	40,797	—	—		40,797
	2006	38,083	—	—		38,083
Net interest income after provision for losses on loans	2007	530,627	6,747	—		537,374
	2006	508,081	3,475	—		511,556
Total non-interest income	2007	183,834	896,408	(14,135)	(c)	1,066,107
	2006	172,517	845,618	(11,752)	(c)	1,006,383
Total non-interest expense	2007	392,819	708,747	(14,135)	(c)	1,087,431
	2006	369,796	684,919	(11,752)	(c)	1,042,963
Income from continuing operations before income taxes	2007	321,642	194,408	(24,465)	(d)	491,585
	2006	310,802	164,174	(20,905)	(d)	454,071
Income tax expense	2007	115,787	70,496	—		186,283
	2006	110,657	56,110	—		166,767
Income from continuing operations	2007	205,855	123,912	(24,465)	(d)	305,302
	2006	200,145	108,064	(20,905)	(d)	287,304
Discontinued operations, net of tax	2007	4,200	—	—		4,200
	2006	—	—	—		—
Net income	2007	$210,055	123,912	(24,465)	(d)	309,502
	2006	200,145	108,064	(20,905)	(d)	287,304
Total assets	2007	$31,860,937	1,677,646	(317,777)	(e)	33,220,806
	2006	29,311,947	1,426,850	(211,709)	(e)	30,527,088

(a)	Includes equity in income of joint ventures which is included in non-interest income.

(b)	Interest on TSYS’ cash deposits with the Financial Services segment and on TSYS’ line of credit with a Synovus bank.

(c)	Primarily, electronic payment processing services and other services provided by TSYS to the Financial Services segment.

(d)	Minority interest in TSYS and GP Network Corporation (a TSYS subsidiary).

(e)	Primarily TSYS’ cash deposits with the Financial Services segment.

Segment information as of and for the three months ended June 30, 2007 and 2006, respectively, is presented in the following table:

		Financial
(In thousands)		Services	TSYS (a)	Eliminations		Consolidated
Interest income	2007	$564,492	3,500	(3,550)	(b)	564,442
	2006	497,713	2,034	(2,034)	(b)	497,713
Interest expense	2007	276,017	69	(3,550)	(b)	272,536
	2006	212,499	45	(2,034)	(b)	210,510
Net interest income	2007	288,475	3,431	—		291,906
	2006	285,214	1,989	—		287,203
Provision for losses on loans	2007	20,281	—	—		20,281
	2006	18,534	—	—		18,534
Net interest income after provision for losses on loans	2007	268,194	3,431	—		271,625
	2006	266,680	1,989	—		268,669
Total non-interest income	2007	96,331	463,115	(7,398)	(c)	552,048
	2006	89,453	431,212	(6,156)	(c)	514,509
Total non-interest expense	2007	198,022	364,654	(7,398)	(c)	555,278
	2006	190,850	344,476	(6,156)	(c)	529,170
Income from continuing operations before income taxes	2007	166,503	101,892	(13,187)	(d)	255,208
	2006	165,283	88,725	(11,165)	(d)	242,843
Income tax expense	2007	61,055	35,603	—		96,658
	2006	58,899	31,147	—		90,046
Income from continuing operations	2007	105,448	66,289	(13,187)	(d)	158,550
	2006	106,384	57,578	(11,165)	(d)	152,797
Discontinued operations, net of tax	2007	4,200	—	—		4,200
	2006	—	—	—		—
Net income	2007	$109,648	66,289	(13,187)	(d)	162,750
	2006	106,384	57,578	(11,165)	(d)	152,797
Total assets	2007	$31,860,937	1,677,646	(317,777)	(e)	33,220,806
	2006	29,311,947	1,426,850	(211,709)	(e)	30,527,088

(a)	Includes equity in income of joint ventures which is included in non-interest income.

(b)	Interest on TSYS’ cash deposits with the Financial Services segment and on TSYS’ line of credit with a Synovus bank.

(c)	Primarily, electronic payment processing services and other services provided by TSYS to the Financial Services segment.

(d)	Minority interest in TSYS and GP Network Corporation (a TSYS subsidiary).

(e)	Primarily TSYS’ cash deposits with the Financial Services segment.

TSYS had three major customers for the six months ended June 30, 2007, and had two major customers for the six months ended June 30, 2006. One of TSYS’ major customers was also a major customer of Synovus for the six and three months ended June 30, 2006. For the six months ended June 30, 2006, total revenues from this major customer were $198.1 million, which represented approximately 23.5% and 12.7% of TSYS and Synovus’ total revenues, respectively. For the three months ended June 30, 2006, total revenues from this major customer were $101.8 million, which represented approximately 23.7% and 12.6% of TSYS and Synovus’ total revenues, respectively.
Segment information for the changes in the carrying amount of goodwill for the six months ended June 30, 2007 is shown in the following table:

	Financial
(In thousands)	Services		TSYS		Total
Balance as of December 31, 2006	$536,178		133,337		669,515
Goodwill adjusted during period	3,419	(1)(2)	8,636	(3)	12,055
Impairment losses	—		—		—

Balance as of June 30, 2007	$539,597		141,973		681,570

(1)	Synovus acquired all of the issued and outstanding shares of GLOBALT, Inc. on May 31, 2002. The terms of the merger agreement provided for contingent consideration based on a percentage of a multiple of earnings before interest, income taxes, depreciation and other adjustments, as defined in the agreement (EBTDA), for each of the three years ended December 31, 2004, 2005 and 2006. The contingent consideration was payable by February 15th of each year subsequent to the respective calendar year for which the EBTDA calculation was made. The fair value of the contingent consideration was recorded as an addition to goodwill. During the first quarter of 2007, Synovus recorded additional contingent consideration of $1.9 million, which was based on 14% of a multiple of GLOBALT’s EBTDA for the year ended December 31, 2006.

(2)	Goodwill adjusted during the six months ended June 30, 2007 includes $1.3 million resulting from finalization of the allocation of the purchase prices for the Riverside acquisition on March 25, 2006, and $259 thousand resulting from the First Florida acquisition on April 1, 2006.

(3)	Goodwill adjusted during the six months ended June 30, 2007 includes $5.5 million resulting from the finalization of the allocation of the purchase price for TSYS’ acquisition of TSYS Card Tech on July 11, 2006, and a $2.6 million currency translation adjustment related to TSYS Card Tech. The remaining $472 thousand addition to goodwill is due to legal fees incurred in conjunction with the acquisition of TSYS Card Tech and TSYS Managed Services.

Intangible assets (excluding goodwill) net of accumulated amortization as of June 30, 2007 and December 31, 2006, respectively, are presented in the table below.

	June 30,	December 31,
(In thousands)	2007	2006
Purchased trust revenues	$2,503	2,643
Core deposit premiums	24,872	27,099
Employment contracts / non-competition agreements	—	150
Acquired customer contracts	2,730	5,029
Intangibles associated with the acquisition of minority interest in TSYS	6,185	6,577
Customer relationships	14,264	20,275
Other	1,600	1,813

Total carrying value	$52,154	63,586

Note 8 – Income Taxes
Synovus files income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions, and is subject to examinations by these taxing authorities unless statutory examination periods lapse. Synovus’ U.S. Federal income tax return is filed on a consolidated basis. Most state and foreign income tax returns are filed on a separate entity basis. Synovus is no longer subject to U.S. Federal income tax examinations by the Internal Revenue Service (IRS) for years before 2004, and with few exceptions, is no longer subject to income tax examinations from state and local or foreign authorities for years before 2001. There is currently no Federal tax examination in progress; however, a number of tax examinations are in progress by the relevant state tax and foreign authorities.
Synovus adopted the provisions of Financial Accounting Standards Board (FASB) interpretation No. 48, “Accounting for Income Taxes – an interpretation of FASB Statement 109” (FIN 48) as of January 1, 2007. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 provides a two-step process in the evaluation of a tax position. The first step is recognition. A company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including a resolution of any related appeals or litigation processes, based upon the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Upon adoption as of January 1, 2007, Synovus recognized a $607 thousand increase in the liability for uncertain tax positions, with a corresponding decrease in minority interest of $377 thousand and a decrease in retained earnings of $230 thousand as a cumulative effect adjustment. During the six months ended June 30, 2007, Synovus increased its liability for uncertain income tax positions by a net amount of approximately $3.1 million (net of the Federal tax benefit for the increase in state tax expense) in response to new information impacting the potential resolution of material uncertain tax positions, subsequent to the adoption of FIN 48. Approximately $1.8 million of the net increase in the liability for uncertain income tax positions related to Federal timing differences that were not recorded through the consolidated statements of income in the six months ended June 30, 2007.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (1):

	Six Months	Three Months
	Ended	Ended
(in thousands)	June 30, 2007	June 30, 2007
Beginning balance	$16,485	$18,874
Current activity:
Additions based on tax positions related to current year	1,066	492
Additions for tax positions of prior years	4,521	1,547
Reductions for tax positions of prior years	(1,159)	—
Settlements	—	—

Ending balance	$20,913	$20,913

(1) Unrecognized state tax benefits are not adjusted for the Federal tax impact.
Synovus recognizes accrued interest and penalties related to unrecognized income tax benefits as a component of income tax expense. Accrued interest and penalties on unrecognized tax benefits totaled $3.4 million and $5.3 million as of January 1, 2007 and June 30, 2007, respectively. The total amount of unrecognized income tax benefits as of January 1, 2007 and June 30, 2007 that, if recognized, would affect the effective tax rate is $13.4 million and $16.7 million (net of the Federal benefit on state tax issues) respectively, which includes interest of $2.2 million and $3.3 million.
Note 9 – Dividends per Share
Dividends declared per share for the three months ended June 30, 2007 were $0.2050, up 5.1% from $0.1950 for the same period in 2006. For the six months ended June 30, 2007, dividends declared per share were $0.4100, an increase of 5.1% from $0.3900 for the same period in 2006. The dividend payout ratio for the six months ended June 30, 2007 was 43.7%, as compared to 43.6% for the same period in 2006.
Note 10 – Guarantees and Indemnifications
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

Note 11 – Recently Adopted Accounting Pronouncements
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
In September 2006, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (EITF 06-5). EITF 06-5 requires that a determination of the amount that could be realized under an insurance contract should (1) consider any additional amounts beyond cash surrender value included in the contractual terms of the policy and (2) be based on an assumed surrender at the individual policy or certificate level, unless all policies or certificates are required to be surrendered as a group. EITF 06-5 is effective for fiscal periods beginning after December 15, 2006. Synovus adopted EITF 06-05 effective January 1, 2007. The impact of adoption of EITF 06-05 was not material to Synovus’ financial position, results of operations or cash flows.
Note 12 – Subsequent Event
At its meeting on July 26, 2007, the Synovus Board of Directors appointed a special committee of independent directors to consider all issues related to the potential distribution of Synovus’ ownership interest in TSYS to Synovus’ shareholders in a spin-off transaction. Although no specific timeframe for committee and Board deliberations will be defined, management hopes to be able to announce the Board’s decision no later than Synovus’ third quarter analyst call. No assurances can be given regarding the timing or terms of any spin-off, or whether any spin-off will in fact occur.

ITEM 2 MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Executive Summary
The following financial review provides a discussion of Synovus’ financial condition, changes in financial condition, and results of operations.
About Our Business
Synovus is a diversified financial services holding company, based in Columbus, Georgia, with more than $33 billion in assets. Synovus operates two business segments: the Financial Services segment and the Transaction Processing Services segment. The Financial Services segment provides integrated financial services including banking, financial management, insurance, mortgage, and leasing services through 39 subsidiary banks and other Synovus offices in five southeastern states. At June 30, 2007, our subsidiary banks ranged in size from $96.4 million to $6.28 billion in total assets. The Transaction Processing Services segment provides electronic payment processing services through our 81% owned subsidiary Total System Services, Inc. (TSYS), one of the world’s largest companies for outsourced payment services. Our ownership in TSYS gives us a unique business mix: for the first six months of 2007, 54% of our consolidated revenues and 32% of our net income came from TSYS.
Our Key Financial Performance Indicators
In terms of how we measure success in our business, the following are our key financial performance indicators:
Financial Services
•	Loan Growth

•	Core Deposit Growth

•	Net Interest Margin

•	Credit Quality

•	Fee Income Growth

•	Expense Management
TSYS
•	Revenue Growth

•	Expense Management

•	Operating Margin
2007 Financial Performance Highlights
Consolidated
•	Net income of $162.8 million, up 6.5%, and $309.5 million, up 7.7% for the three and six months ended June 30, 2007 as compared to the same periods in 2006.

•	Diluted net income per share of $0.49 for the three months ended June 30, 2007 and $0.94 for the six months ended June 30, 2007, up 5.0% and 4.8%, respectively, over the same periods a year ago.
Financial Services
•	Net income growth: 3.1% and 5.0% for the three and six months ended June 30, 2007, respectively, over the corresponding periods in the prior year.

•	Net interest margin: 4.05% and 4.07% for the three and six months ended June 30, 2007, respectively, as compared to 4.39% and 4.36% for the same periods in 2006.

•	Loan growth: 7.9% increase from June 30, 2006

•	Credit quality:
•	Non-performing assets ratio of 0.87%, compared to 0.50% at December 31, 2006 and 0.48% at June 30, 2006.

•	Past dues over 90 days and still accruing interest as a percentage of total loans of 0.09%, compared to 0.14% at December 31, 2006 and 0.08% at June 30, 2006.

•	Total past dues still accruing interest as a percentage of total loans of 0.64% compared to 0.62% at December 31, 2006 and 0.47% at June 30, 2006.

•	Net charge-off ratio of 0.25% for the three months ended June 30, 2007 compared to 0.17% for the three months ended June 30, 2006, and 0.19% compared to 0.21% for the first six months of 2007 and 2006, respectively.
•	Core deposit (total deposits less brokered time deposits) growth: 9.0% increase from June 30, 2006.

•	Fee income: up 7.7% for the three months ended June 30, 2007 and 6.6% for the six months ended June 30, 2007 compared to the corresponding periods in the prior year.

•	Non-interest expense up 3.8% for the three months ended June 30, 2007 and 6.2% for the first six months of 2007 over the corresponding periods in the prior year.
TSYS
•	Revenue growth before reimbursable items: 6.2% and 5.3% for the three and six months ended June 30, 2007 over the corresponding periods in the prior year.

•	Expense growth before reimbursable items: 3.9% and 2.0% for the three and six months ended June 30, 2007 over the corresponding periods in the prior year.

•	Net income growth: 14.4% and 14.1% for the three and six months ended June 30, 2007 over the corresponding periods in the prior year.
Other highlights at TSYS include:
•	TSYS completed the pilot program for the Wal-Mart Money Card, issued by General Electric and reloaded through Green Dot’s national reloading network, which was available in 2,600 Wal-Mart stores at the end of July 2007.

•	JP Morgan Chase & Co. (Chase) discontinued its processing agreement at the end of July 2007 according to the original schedule and began processing in-house using a modified version of TSYS’ processing system.

•	TSYS completed the Capital One Conversion in the first quarter of 2007.
Other highlights at Synovus include:
•	At its meeting on July 26, 2007, the Synovus Board of Directors appointed a special committee of independent directors to consider all issues related to the potential distribution of Synovus’ ownership interest in TSYS to Synovus’ shareholders in a spin-off transaction. Although no specific timeframe for committee and Board deliberations will be defined, Synovus’ management hopes to be able to announce the Board’s decision no later than the third quarter analyst conference call. However, no assurances can be given regarding the timing or terms of any spin-off, or whether any spin-off will in fact occur. The 2007 net income per share estimate of $1.90 to $1.95 (described below under the heading “2007 Earnings Outlook”) does not include the expenses associated with the potential spin-off transaction.
2007 Earnings Outlook
Synovus expects 2007 diluted net income per share to be in the range of $1.90 to $1.95, based in part upon the following assumptions for the year:
•	Mid to high single digit loan growth.

•	Net interest margin in the 4.05% – 4.10% range.

•	Net charge-off ratio of approximately 0.25%.

•	TSYS’ net income growth within its range of guidance.
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
Synovus’ critical accounting policies are described in the “Financial Review” section of Synovus’ 2006 Annual Report on Form 10-K. Except as discussed below, there have been no material changes to Synovus’ critical accounting policies, estimates, and assumptions, or the judgments affecting the application of these estimates and assumptions in 2007.
During the three months ended June 30, 2007, Synovus implemented certain refinements to its allowance for loan losses methodology, specifically the way that loss factors are derived. These refinements resulted in a reallocation of the factors used to determine the allocated and unallocated components of the allowance along with a more disaggregated approach to estimate the required allowance by loan portfolio classification. These changes did not have a significant impact on the total allowance for loan losses or provision for losses on loans.
Allowance for Loan Losses
Note 5 in the notes to consolidated financial statements of Synovus’ 2006 Annual Report on Form 10-K contains a discussion of the allowance for loan losses. The allowance for loan losses is determined based on an analysis which assesses the risk within the loan portfolio. Significant judgments or estimates made in the determination of the allowance for loan losses consist of the risk ratings for loans in the commercial loan portfolio, the valuation of the collateral for loans that are classified as impaired loans, and the qualitative loss factors.

Commercial Loans – Risk Ratings and Loss Factors
Commercial loans are assigned a risk rating on a nine point scale. For commercial loans that are not considered impaired, the allocated allowance for loan losses is determined based upon the loss percentage factors that correspond to each risk rating. Synovus uses a well-defined risk rating methodology, and has established policies that require “checks and balances” to manage the risks inherent in estimating loan losses.
The risk ratings are based on the borrowers’ credit risk profile, considering factors such as debt service history and capacity, inherent risk in the credit (e.g., based on industry type and source of repayment), and collateral position. Ratings 6 through 9 are modeled after the bank regulatory classifications of special mention, substandard, doubtful, and loss. Loss percentage factors are based on the probable loss including qualitative factors. The probable loss considers the probability of default, the loss given default, and certain qualitative factors as determined by loan category and risk rating. The probability of default and loss given default were based on industry data. The qualitative factors consider credit concentrations, recent levels and trends in delinquencies and nonaccrual loans, and growth in the loan portfolio. The occurrence of certain events could result in changes to the loss factors. Accordingly, these loss factors are reviewed periodically and modified as necessary.
Each loan is assigned a risk rating during the approval process. This process begins with a rating recommendation from the loan officer responsible for originating the loan. The rating recommendation is subject to approvals from other members of management and/or loan committees depending on the size and type of credit. Ratings are re-evaluated at least every twelve months in connection with the loan review process at each bank. Additionally, an independent holding company credit review function evaluates each bank’s risk rating process at least every twelve to eighteen months.
Impaired Loans
Management considers a loan to be impaired when the ultimate collectibility of all amounts due according to the contractual terms of the loan agreement are in doubt. A majority of our impaired loans are collateral dependent. The impairment on these loans is determined based upon fair value estimates (net of selling costs) of the respective collateral. The actual losses on these loans could differ significantly if the fair value of the collateral is different from the estimates used by Synovus in determining the impairment. The majority of Synovus’ impaired loans are secured by real estate. The fair value of these real estate properties is generally determined based upon appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals.
Retail Loans – Loss Factors
The allocated allowance for loan losses for retail loans is generally determined by segregating the retail loan portfolio into pools of homogeneous loan categories. Loss factors applied to these pools are based on the probable loss including qualitative factors. The probable loss considers the probability of default, the loss given default, and certain qualitative factors as determined by loan category and risk rating. The probability of default and loss given default were based on industry data. The qualitative factors consider credit concentrations, recent levels and trends in delinquencies and nonaccrual loans, and growth in the loan portfolio. The occurrence of certain events could result in changes to the loss factors. Accordingly, these loss factors are reviewed periodically and modified as necessary.
Unallocated Loss Factors
Unallocated loss factors included in the determination of the unallocated allowance are economic factors, changes in the experience, ability, and depth of lending management and staff, and changes in lending policies and procedures, including underwriting standards. Certain macro- economic factors and changes in business conditions and developments could have a material impact on the collectibility of the overall portfolio. This would impact the allowance for loan losses and corresponding credit costs. As an example, a rapidly rising interest rate environment could have a material impact on certain borrowers’ ability to pay.
Business Combinations and Discontinued Operations
Refer to Note 6 of the Notes to Consolidated Financial Statements (unaudited) for a discussion of business combinations and discontinued operations.
Balance Sheet
During the first six months of 2007, total assets increased $1.37 billion. The more significant increases consisted of loans, net of unearned income, up $887.2 million, federal funds sold and securities purchased under resale agreements up $140.6 million, and investment securities available for sale up $206.5 million.
Providing the necessary funding for the balance sheet growth during the first six months of 2007, the core deposit base (total deposits excluding brokered time deposits) grew $442.0 million, brokered time deposits grew $261.5 million, federal home loan bank advances (a component of long-term debt) increased $332.5 million, and shareholders’ equity increased $217.1 million.
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
Loans
At June 30, 2007, loans outstanding were $25.54 billion, an increase of $1.88 billion, or 7.9%, over June 30, 2006. On a sequential quarter basis, total loans outstanding grew by $318.1 million or 5.1% annualized.
Total loans as of June 30, 2007 for the five southeastern state areas in which Synovus’ banks are located include loans by state of: Georgia – $13.43 billion, South Carolina – $3.82 billion, Alabama – $3.56 billion, Florida – $3.57 billion, and Tennessee – $1.16 billion. As a percentage of the total loan portfolio, loans by state at June 30, 2007, December 31, 2006, and June 30, 2006 were: Georgia – 52.6%, 52.8%, and 52.6%, South Carolina – 14.9%, 14.5%, and 14.1%, Alabama – 14.0%, 14.5%, and 14.7%, Florida – 14.0%, 13.9%, and 14.3%, and Tennessee – 4.5%, 4.3%, and 4.3%, respectively.
At June 30, 2007, total loans in the Atlanta market were $5.0 billion, or 19.6% of the total loan portfolio, and increased $642.4 million, or 14.7%, over the same period in the prior year. The Atlanta market included commercial real estate (CRE) loans of $2.97 billion and commercial and industrial (C&I) loans of $1.65 billion at June 30, 2007. Compared to June 30, 2006, CRE loans and C&I loans in the Atlanta market increased by $393.1 million, or 15.2%, and $218.9 million, or 15.3%, respectively. On a sequential quarter basis, Atlanta market loans grew at an annualized rate of 2.7%, CRE loans declined by an annualized rate of 4.9%, and C&I loans grew at an annualized rate of 16.9%.
Total loans in coastal markets were $3.54 billion, representing 13.9% of the total loan portfolio at June 30, 2007, and increased $169.8 million, or 5.0%, over the same period in the prior year. Compared to June 30, 2006, CRE loans in the coastal market decreased by $1.3 million, or 0.1%, and C&I loans increased by $169.9 million, or 14.8%. On a sequential quarter basis, loans in coastal markets grew at an annualized rate of 7.6%, and CRE loans and C&I loans grew at annualized rates of 2.9% and 17.1%, respectively.
Total loans in other markets (excluding the Atlanta and coastal markets) at June 30, 2007 were $16.98 billion, or 66.5% of the total loan portfolio, and increased $1.06 billion, or 6.6% over the same period in the prior year. Compared to June 30, 2006, CRE loans increased by $501.3 million, or 8.0%, while C&I loans increased by $381.4 million, or 5.4%. On a sequential quarter basis, loans in other markets grew at annualized rates of 5.2%, and CRE loans and C&I loans grew at annualized rates of 5.5% and 4.7%, respectively.
Loans for land acquisition grew by $28.0 million, or 4.0% annualized, from December 31, 2006, and decreased by $86.1 million, or 22.8% annualized, from March 31, 2007.
Loans for other investment property grew by $210 million, or 97.4% annualized, from December 31, 2006, and increased $114.7 million, or 86.9% annualized, from March 31, 2007. The primary areas which contributed to the increase in other investment property were loans in Georgia, South Carolina and Alabama. Other investment property consists of warehouses, manufacturing facilities, mini-storage facilities, and all other non-owner occupied CRE.
Loans for residential development increased by $261.6 million, or 25.9% annualized, while loans for commercial development increased by $44.3 million, or 10.2% annualized, from December 31, 2006. On a linked-quarter basis, loans for residential development increased by $119.2 million, or 22.0% annualized, while loans for commercial development increased by $54.0 million, or 25.0% annualized, from March 31, 2007.
Synovus continues to better balance the mix of its loan growth. As part of Synovus’ commercial banking strategy, our goal is to grow commercial and industrial loans by 10% for the year. During the six months ended June 30, 2007, this category grew by 8.6%, annualized, compared to December 31, 2006.
Retail loans at June 30, 2007 total $3.73 billion, representing 14.6% of the total loan portfolio. Total retail loans grew by 6.0% on a year over year basis and 5.5% on a sequential quarter basis, led principally by growth in home equity and consumer mortgage loans. Credit card balances were up approximately 5.5% over the prior year.
Credit Quality
The non-performing assets ratio was 0.87% at June 30, 2007 compared to 0.50% at December 31, 2006 and 0.48% at June 30, 2006. Total non-performing assets were $222.0 million at June 30, 2007, up $51.5 million from March 31, 2007, and up $99.5 million from December 31, 2006. The net charge-off ratio for the three months ended June 30, 2007 was 0.25% compared to 0.17% for the same period of 2006 and 0.39% for the year ended December 31, 2006. The net charge-off ratio for the six months ended June 30, 2007 was 0.19% compared to 0.21% for the same period of  2006 and 0.26% for the year ended December 31, 2006.

The majority of the increase in non-performing assets during 2007 is the result of an increase in non-performing loans within the one to four family and residential development portfolios located in the Atlanta and west coast of the Florida peninsula markets. A substantial majority (approximately 95%) of the total non-performing loans in the one to four family and residential development portfolio relate to loans in Florida (43%) and Georgia (52%), primarily in the previously mentioned markets within those states.
Past due levels remained favorable, with total loans past due (and still accruing interest) at 0.64% of loans. Loans over 90 days past due and still accruing interest at June 30, 2007 were $23.1 million, or 0.09% of total loans, compared to 0.14% at December 31, 2006 and 0.08% at June 30, 2006. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments on the loans. Management further believes the resolution of these delinquencies will not cause a material increase in non-performing assets.
The allowance for loan losses is $331.1 million, or 1.30% of net loans, at June 30, 2007 compared to $314.5 million, or 1.28% of net loans, at December 31, 2006. The allowance to non-performing loans coverage was 183.17% at June 30, 2007, compared to 325.45% at December 31, 2006. The change in the coverage ratio was impacted by the increase in collateral dependent impaired loans, which have no allowance for loan losses since the estimated losses have been recognized as current period charge-offs.
The provision for losses on loans was $20.3 million for the three months ended June 30, 2007 compared to $18.5 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, the provision for loan losses was $40.8 million compared to $38.1 million for the same period in 2006. For the six months ended June 30, 2007, total provision expense covered net charge-offs by 1.69 times compared to 1.59 times for the same period a year ago.

(Dollars in thousands)	June 30, 2007	December 31, 2006
Non-performing loans	$180,776	96,622
Other real estate	41,259	25,923

Non-performing assets	$222,035	122,545

Loans over 90 days past due and still accruing	$23,067	34,495

As a % of loans	0.09%	0.14%

Allowance for loan losses	$331,130	314,459

Allowance for loan losses as a % of loans	1.30%	1.28%

As a % of loans and other real estate:
Non-performing loans	0.71%	0.39%
Other real estate	0.16	0.11

Non-performing assets	0.87%	0.50%

Allowance to non-performing loans	183.17%	325.45%

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
The following table shows the composition of the loan portfolio and non-performing loans (classified by loan type) as of June 30, 2007.

				% of
			Total	Total
		% of	Non-	Non-
(Dollars in thousands)		Total Loans	performing	performing
Loan Type	Total Loans	Outstanding	Loans	Loans
Multi-Family	$489,453	1.9%	$362	0.2%
Hotels	581,376	2.3	—	—
Office Buildings	857,360	3.4	3,339	1.9
Shopping Centers	712,210	2.8	—	—
Commercial Development	920,913	3.6	1,518	0.8
Other Investment Property	644,109	2.5	740	0.4

Total Investment Properties	4,205,421	16.5	5,959	3.3

1-4 Family Construction	2,382,147	9.3	39,389	21.8
1-4 Family Perm/Mini-Perm	1,167,658	4.6	21,651	12.0
Residential Development	2,297,806	9.0	31,674	17.5

Total 1-4 Family Properties	5,847,611	22.9	92,714	51.3

Land Acquisition	1,430,431	5.6	10,553	5.8

Total Commercial Real Estate	11,483,463	45.0	109,226	60.4

Commercial, Financial, and Agricultural	6,246,493	24.4	41,100	22.7
Owner-Occupied	4,132,559	16.2	18,929	10.5

Total Commercial and Industrial	10,379,052	40.6	60,029	33.2

Home Equity	1,417,681	5.6	3,355	1.9
Consumer Mortgages	1,544,932	6.0	6,557	3.6
Credit Cards	280,806	1.1	—	—
Other Retail Loans	483,820	1.9	1,609	0.9

Total Retail	3,727,239	14.6	11,521	6.4
Unearned Income	(48,012)	(0.2)	—	—

Total	$25,541,742	100.0%	$180,776	100.0%

The following table compares the composition of the loan portfolio at June 30, 2007, December 31, 2006, and June 30, 2006.

			June 30,		June 30,
			2007 vs.		2007 vs.
	Total Loans		Dec. 31,		June 30,
(Dollars in thousands)		Dec. 31,	2006	Total Loans	2006
Loan Type	June 30, 2007	2006	% change (1)	June 30, 2006	% change
Multi-Family	$489,453	$505,586	(6.4)%	$532,278	(8.0)%
Hotels	581,376	643,180	(19.4)	680,771	(14.6)
Office Buildings	857,360	881,658	(5.6)	869,955	(1.4)
Shopping Centers	712,210	764,924	(13.9)	717,644	(0.8)
Commercial Development	920,913	876,570	10.2	913,642	0.8
Other Investment Property	644,109	434,298	97.4	411,340	56.6

Total Investment Properties	4,205,421	4,106,216	4.9	4,125,630	1.9

1-4 Family Construction	2,382,147	2,347,025	3.0	2,140,393	11.3
1-4 Family Perm/Mini-Perm	1,167,658	1,193,895	(4.4)	1,178,113	(0.9)
Residential Development	2,297,806	2,036,207	25.9	1,873,333	22.7

Total 1-4 Family Properties	5,847,611	5,577,127	9.8	5,191,839	12.6

Land Acquisition	1,430,431	1,402,402	4.0	1,272,921	12.4

Total Commercial Real Estate	11,483,463	11,085,745	7.2	10,590,390	8.4

Commercial, Financial, and Agricultural	6,246,493	5,875,854	12.7	5,589,922	11.7
Owner-Occupied	4,132,559	4,080,742	2.6	4,017,147	2.9

Total Commercial and Industrial	10,379,052	9,956,596	8.6	9,607,069	8.0

Home Equity	1,417,681	1,364,030	7.9	1,245,895	13.8
Consumer Mortgages	1,544,932	1,517,850	3.6	1,493,278	3.5
Credit Cards	280,806	276,269	3.3	266,233	5.5
Other Retail Loans	483,820	500,757	(6.8)	511,398	(5.4)

Total Retail	3,727,239	3,658,905	3.8	3,516,804	6.0

Unearned Income	(48,012)	(46,695)	5.7	(52,299)	(8.2)

Total	$25,541,742	$24,654,552	7.3%	$23,661,964	7.9%

(1)	Percentage changes are annualized.

Deposits
Total deposits at June 30, 2007 were $25.0 billion, an increase of $155.5 million, or 2.5% annualized, compared to March 31, 2007, and $1.94 billion, or 8.4%, compared to June 30, 2006. Total deposits excluding brokered time deposits (core deposits) decreased $46.2 million, or 0.9% on an annualized basis, compared to March 31, 2007, and increased $1.79 billion, or 9.0%, compared to June 30, 2006 . This growth in total deposits compared to the prior quarter was due to growth in brokered time deposits, while the growth in deposits compared to the prior year was driven by growth in money market accounts and to a lesser degree, growth in time deposits. The growth in money market deposit balances reflects a continued customer preference towards this type of product.
On a sequential quarter basis, average core deposits grew at an annualized rate of 6.2%. The primary contributor to this increase was growth in money market accounts which grew at an annualized rate of 17.2%.
Capital Resources and Liquidity
Synovus has always placed great emphasis on maintaining a strong capital base and continues to exceed regulatory capital requirements. Additionally, based on internal calculations and previous regulatory exams, each of the subsidiary banks is currently in compliance with regulatory capital guidelines. Total risk-based capital was $4.60 billion at June 30, 2007, compared to $4.32 billion at December 31, 2006. The ratio of total risk-based capital to risk-weighted assets was 14.68% at June 30, 2007 compared to 14.43% at December 31, 2006. The leverage ratio was 10.99% at June 30, 2007 compared to 10.64% at December 31, 2006. The equity-to-assets ratio was 11.82% at June 30, 2007 compared to 11.64% at year-end 2006.
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
The Parent Company requires cash for various operating needs including dividends to shareholders, acquisitions, capital infusions into subsidiaries, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the subsidiary banks, which are governed by certain rules and regulations of various state and federal banking regulatory agencies. As a short-term liquidity source, the Parent Company has access to a $25 million line of credit with an unaffiliated banking organization. Synovus had no borrowings outstanding on this line of credit at June 30, 2007.
The consolidated statements of cash flows detail cash flows from operating, investing, and financing activities. For the six months ended June 30, 2007, operating activities provided net cash of $235.1 million, investing activities used $1.40 billion, and financing activities provided $1.15 billion, resulting in a decrease in cash and due from banks of $7.6 million.

Earning Assets, Sources of Funds, and Net Interest Income
Average total assets for the first six months of 2007 were $32.37 billion, up 12.9% over the first six months of 2006. Average earning assets were up 12.5% in the first six months of 2007 over the same period in 2006, and represented 88.8% of average total assets. When compared to the same period last year, average deposits increased $3.03 billion, average federal funds purchased and other short-term liabilities increased $49.2 million, average long-term debt decreased $172.1 million, and average shareholders’ equity increased $615.3 million. This growth provided the funding for $2.70 billion growth in average net loans, a $443.8 million growth in average investments, and a $37.0 million increase in average mortgage loans held for sale.
Net interest income for the six months ended June 30, 2007 was $578.2 million up $28.6 million, or 5.2%, over $549.6 million for the six months ended June 30, 2006. Net interest income for the three months ended June 30, 2007 was $291.9 million, an increase of $4.7 million, or 1.6%, over $287.2 million for the three months ended June 30, 2006.
The net interest margin for the six months ended June 30, 2007 was 4.07%, down 29 basis points from 4.36% for the six months ended June 30, 2006. Compared to the six months ended June 30, 2006, earning asset yields increased by 40 basis points, principally driven by a 40 basis point increase in loan yields, which was offset by an increase of 69 basis points in the effective cost of funds. The increase in the effective cost of funds over the six months ended June 30, 2006 was primarily due to a 70 basis point increase in the cost of money market deposits, and a 101 basis point increase in the cost of time deposits, excluding brokered deposits.
On a sequential quarter basis, net interest income increased by $5.6 million, while the net interest margin decreased 5 basis points to 4.05%. The net interest margin decline was comprised of a 1 basis point decrease in the yield on earning assets and a 4 basis point increase in the effective cost of funds. The margin decrease was driven by several factors, including continued customer demand for lower yielding fixed rate loans, lower demand deposit growth and a higher level of non-performing assets.
Synovus expects the net interest margin for the year to be within the range of 4.05% — 4.10%. Opportunities for repricing higher cost certificates of deposit and maturing lower yielding investments should provide positive support for the margin in the second half of 2007. Competitive conditions and the potential for continued customer preference for higher yielding deposits are the primary margin challenges faced by Synovus.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below:

	2007		2006
	Second	First	Fourth	Third	Second
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Interest Earning Assets
Taxable Investment Securities	$3,420,831	3,301,137	3,178,852	3,025,507	3,008,122
Yield	4.83%	4.77	4.51	4.39	4.21
Tax-Exempt Investment Securities	$178,183	185,012	193,737	197,024	202,676
Yield	6.75%	6.84	6.95	6.70	6.73
Trading Account Assets	$59,311	64,204	34,471	53,181	47,398
Yield	6.47%	5.65	6.67	5.30	5.72
Commercial Loans	$21,739,107	21,242,921	20,791,108	20,407,139	19,723,353
Yield	8.20%	8.24	8.25	8.23	7.99
Consumer Loans	$896,267	928,256	928,521	929,964	898,210
Yield	8.14%	8.01	7.98	7.96	7.88
Mortgage Loans	$1,110,754	1,081,760	1,089,794	1,091,425	1,071,477
Yield	7.03%	6.98	6.99	6.93	6.82
Credit Card Loans	$275,105	270,444	268,705	265,120	260,010
Yield	10.64%	11.17	10.89	10.86	10.81
Home Equity Loans	$1,407,005	1,385,012	1,316,842	1,252,803	1,231,592
Yield	7.82%	7.68	7.82	7.97	7.69
Allowance for Loan Losses	$(329,028)	(317,977)	(317,603)	(318,195)	(307,674)

Loans, Net	$25,099,209	24,590,415	24,077,367	23,628,256	22,876,968
Yield	8.26%	8.28	8.29	8.29	8.06
Mortgage Loans Held for Sale	$163,364	160,482	149,113	130,196	132,605
Yield	6.18%	6.07	6.02	6.51	7.08
Federal Funds Sold and Other Short-Term Investments	$131,092	147,932	120,804	155,200	139,923
Yield	5.42%	5.61	5.40	5.32	5.07

Total Interest Earning Assets	$29,051,989	28,449,181	27,754,344	27,189,364	26,407,692
Yield	7.81%	7.82	7.83	7.81	7.58

Interest Bearing Liabilities
Interest Bearing Demand Deposits	$3,141,899	3,113,531	3,034,375	2,946,646	3,040,292
Rate	2.28%	2.30	2.18	2.03	1.81
Money Market Accounts	$7,388,012	7,083,633	6,956,181	6,587,365	6,196,865
Rate	4.49%	4.49	4.45	4.38	4.00
Savings Deposits	$497,422	502,948	514,317	547,779	573,776
Rate	0.57%	0.68	0.72	0.72	0.69
Time Deposits under $100,000	$3,020,881	3,037,815	3,003,141	2,917,518	2,738,528
Rate	4.85%	4.79	4.64	4.38	3.92
Time Deposits over $100,000 (less brokered time deposits)	$4,118,221	4,101,471	3,997,493	3,756,853	3,362,304
Rate	5.19%	5.15	5.07	4.92	4.44

Total Interest Bearing Core Deposits	$18,166,435	17,839,398	17,505,507	16,756,161	15,911,765
Rate	4.22%	4.20	4.12	3.97	3.54
Brokered Time Deposits	$3,175,161	3,030,793	3,137,889	3,165,905	2,740,674
Rate	5.05%	5.08	5.01	4.85	4.57

Total Interest Bearing Deposits	$21,341,596	20,870,191	20,643,396	19,922,066	18,652,438
Rate	4.34%	4.33	4.26	4.11	3.69
Federal Funds Purchased and Other Short-Term Liabilities	$1,711,310	1,690,049	1,283,832	1,553,699	1,772,113
Rate	4.90%	4.87	4.72	4.73	4.76
Long-Term Debt	$1,565,014	1,450,466	1,360,635	1,364,226	1,586,586
Rate	5.12%	5.05	4.90	4.57	4.42

Total Interest Bearing Liabilities	$24,617,920	24,010,706	23,287,863	22,839,991	22,011,138
Rate	4.43%	4.41	4.32	4.18	3.83

Non-Interest Bearing Demand Deposits	$3,372,063	3,372,105	3,469,233	3,528,942	3,511,554

Net Interest Margin	4.05%	4.10	4.20	4.30	4.39

Yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the six months ended June 30, 2007 and 2006 are presented below:

	Six Months Ended June 30,
	2007	2006
Interest Earning Assets
Taxable Investment Securities	$3,361,314	2,916,216
Yield	4.80%	4.15
Tax-Exempt Investment Securities	$181,579	202,057
Yield	6.79%	6.79
Trading Account Assets	$61,744	42,565
Yield	6.04%	6.47
Commercial Loans	$21,492,384	19,065,726
Yield	8.22%	7.79
Consumer Loans	$912,173	855,455
Yield	8.07%	8.00
Mortgage Loans	$1,096,337	1,055,696
Yield	7.01%	6.75
Credit Card Loans	$272,787	260,130
Yield	10.90%	10.82
Home Equity Loans	$1,396,069	1,209,992
Yield	7.76%	7.50
Allowance for Loan Losses	$(323,533)	(301,281)

Loans, Net	$24,846,217	22,145,719
Yield	8.27%	7.87
Mortgage Loans Held for Sale	$161,931	124,888
Yield	6.13%	6.86
Federal Funds Sold and Time Deposits with Banks	$139,465	129,407
Yield	5.52%	4.78

Total Interest Earning Assets	$28,752,250	25,560,852
Yield	7.81%	7.41

Interest Bearing Liabilities
Interest Bearing Demand Deposits	$3,127,794	3,022,367
Rate	2.29%	1.72
Money Market Accounts	$7,236,663	5,999,605
Rate	4.49%	3.79
Savings Deposits	$500,170	554,732
Rate	0.62%	0.58
Time Deposits under $100,000	$3,029,301	2,620,394
Rate	4.82%	3.75
Time Deposits over $100,000 (less brokered time deposits)	$4,109,892	3,215,792
Rate	5.17%	4.23

Total Interest Bearing Core Deposits	$18,003,820	15,412,890
Rate	4.21%	3.35
Brokered Time Deposits	$3,103,376	2,553,568
Rate	5.06%	4.42

Total Interest Bearing Deposits	$21,107,196	17,966,458
Rate	4.34%	3.50
Federal Funds Purchased and Other Short-Term Borrowings	$1,700,738	1,651,774
Rate	4.88%	4.54
Long-Term Debt	$1,508,067	1,680,175
Rate	5.09%	4.53

Total Interest Bearing Liabilities	$24,316,000	21,298,407
Rate	4.42%	3.66

Non-Interest Bearing Demand Deposits	$3,372,084	3,477,898

Net Interest Margin	4.07%	4.36

The tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.
The following table summarizes the components of net interest income for the six and three months ended June 30, 2007 and 2006.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Interest income	$1,112,342	937,206	564,442	497,713
Taxable-equivalent adjustment	2,648	2,931	1,295	1,478

Interest income, Taxable-equivalent	1,114,990	940,137	565,737	499,191
Interest expense	534,171	387,567	272,536	210,510

Net interest income, Taxable-equivalent	$580,819	552,570	293,201	288,681

Non-Interest Income
Total non-interest income during the six and three months ended June 30, 2007 increased $59.7 million, or 5.9%, and $37.5 million, or 7.3%, over the same periods a year ago, respectively. Excluding reimbursable items, the increase in non-interest income was 5.6% and 6.5%, over the same periods in 2006, respectively.
Financial Services:
Total non-interest income for the Financial Services segment for the six and three months ended June 30, 2007 was $183.8 million and $96.3 million, up 6.6% and 7.7%, respectively, from the same periods in 2006.
Service charges on deposit accounts, the single largest component of Financial Services fee income, were $54.4 million and $28.1 million for the six and three months ended June 30, 2007, down 1.0% and 2.6% from the same periods in 2006, respectively. Service charges on deposit accounts consist of non-sufficient funds (NSF) fees (which represent 69.2% and 69.7% of the total for the six and three months ended June 30, 2007), account analysis fees, and all other service charges.
NSF fees for the six and three months ended June 30, 2007 were $37.7 million and $19.6 million, an increase of $576 thousand, or 1.6%, and a decrease of $198 thousand, 1.01%, compared to the same periods in 2006. Account analysis fees increased by $164 thousand, or 2.3%, to $7.3 million for the six months ended June 30, 2007 compared to the same period in the prior year. Account analysis fees were $3.7 million for the three months ended June 30, 2007, an increase of $10 thousand, or 0.3%, compared to the same period in the prior year. All other service charges on deposit accounts, which consist primarily of monthly fees on consumer demand deposit accounts (DDA) and saving accounts, were $9.4 million for the six months ended June 30, 2007, down $1.3 million, or 12.2%, compared to the same period in 2006. For the three months ended June 30, 2007, all other service charges on deposit accounts were $4.8 million, down $561 thousand, or 10.5%, compared to the same period in 2006. All other service charges on demand deposit accounts for the six and three months ended June 30, 2007 declined in comparison to the same periods in 2006 as a result of the continued increase in checking accounts with no monthly service charges as well as the discontinuance of certain online banking fees.
Bankcard fees increased 8.3% to $23.4 million for the first six months of 2007, and increased 4.3% to $11.6 million for the first three months of 2007, as compared to the same periods in 2006. Financial management services revenues (which primarily consist of fiduciary and asset management fees, brokerage and investment banking revenue and customer interest rate swap revenue which is included in other fee income) increased 7.2% to $43.8 million for the six months ended June 30, 2007, and increased 11.4% to $22.9 million for the three months ended June 30, 2007, as compared to the same periods in 2006. Mortgage banking income grew $942 thousand, or 6.7%, for the six months ended June 30, 2007, and decreased $410 thousand, or 5.1%, for the three months ended June 30, 2007, as compared to the same periods in 2006.
During the three months ended June 30, 2007, Synovus recognized a pre-tax gain of $5.3 million resulting from the increase in the fair value of two private equity investments. Also, during the three months ended June 30, 2007, Synovus transferred its four proprietary mutual funds to Sentinel Asset Management. As a result of the transfer, Synovus recognized a gain, net of applicable income taxes, of $4.2 million. The gain from the transfer of the mutual funds is reflected as income from discontinued operations in the consolidated statement of income for the three and six months ended June 30, 2007.
Transaction Processing Services:
TSYS’ revenues are derived from providing electronic payment processing and related services to financial and non-financial institutions, generally under long-term processing contracts.
For a detailed discussion regarding the Financial Overview for TSYS, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Accounts on File
TSYS provides services to its clients including processing consumer, retail, commercial, government services, stored-value and debit cards. Average accounts on file for the six months ended June 30, 2007 were 426.0 million, a decrease of 0.4% from the average of 427.5 million for the same period in 2006. Total accounts on file at June 30, 2007 were 439.2 million, a 19.8% increase compared to the 366.5 million accounts on file at June 30, 2006. The change in accounts on file from June 2006 to June 2007 included the deconversion of approximately 51.9 million accounts, the purging/sales of 14.0 million accounts, the addition of approximately 33.1 million accounts attributable to the internal growth of existing clients, and approximately 105.5 million accounts from new clients.
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

In October 2006, TSYS deconverted the Bank of America consumer card portfolio. TSYS continues to provide commercial and small business card processing for Bank of America and Bank of America’s subsidiary, MBNA, as well as merchant processing for Bank of America, according to the terms of existing agreements for those services. In 2007, TSYS provided card embossing services to Bank of America.
In October 2004, TSYS finalized a definitive agreement with Chase to service the combined card portfolios of Chase Card Services and to upgrade its card-processing technology. Pursuant to the agreement, TSYS converted the consumer accounts of Chase to the modified version of TSYS’ processing system in July 2005. In July of 2007, Chase Card Services had the option to either extend the processing agreement for up to five additional two-year periods or migrate the portfolio in-house, under a perpetual license of a modified version of TSYS’ processing system with a six-year payment term. Chase discontinued its processing agreement at the end of July 2007 according to the original schedule and began processing in-house using a modified version of TSYS’ processing system.
Although the revenues associated with the Chase licensing arrangement are expected to be much lower than the revenues associated with the Chase consumer processing arrangement, management believes the impact should not have a material adverse effect on TSYS’ financial position, results of operations or cash flows, as TSYS has planned and implemented a paring down of the resources dedicated to the consumer portfolio through employee attrition and/or redeployment, as well as through equipment lease expirations. TSYS expects to continue to support Chase in processing its commercial portfolio.
With the migration to a licensing arrangement and the resulting reduction in revenues, TSYS believes that the revenues from Chase for periods following the migration will represent less than 10% of TSYS’ total consolidated revenues.
Electronic Payment Processing Services
Revenues from electronic payment processing services increased $20.3 million, or 4.5%, and $12.0 million, or 5.2%, for the six and three months ended June 30, 2007, respectively, compared to the same periods in 2006. Electronic payment processing revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, government services and commercial card accounts. Due to the strong organic growth of TSYS’ clients and the expanding use of cards as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow.

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
Revenues from merchant acquiring services are mainly generated by TSYS’ wholly owned subsidiary, TSYS Acquiring, and its majority owned subsidiary, GP Net. Merchant acquiring services revenues for the six and three months ended June 30, 2007 were $125.0 million and $64.3 million, respectively, compared to $129.8 million and $65.8 million for the same periods in 2006. The decrease is attributable to client deconversions in the terminal distribution businesses as well as price compression. These revenue losses are being slightly offset by internal transaction growth of existing clients.
TSYS Acquiring’s results are driven by the authorization and capture transactions processed at the point-of-sale and the number of clearing and settlement transactions. TSYS Acquiring’s authorization and data capture transactions are primarily through dial-up or Internet connectivity.
Other Transaction Processing Services Revenues
Revenues from other transaction processing services consist primarily of revenues generated by TSYS’ wholly owned subsidiaries not included in electronic payment processing services or merchant acquiring services, as well as TSYS’ business process management services. Revenues from other transaction processing services increased $18.0 million, or 20.0%, for the six months ended June 30, 2007, as compared to the same period in 2006. For the three months ended June 30, 2007, revenues from other transaction processing services increased $9.8 million, or 21.9%, as compared to the same period in 2006. The impact of acquisitions on other transaction processing service revenues for the six and three months ended June 30, 2007 was $10.9 million and $6.6 million, respectively.
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
In May 2006, TSYS’ collection subsidiary renegotiated a contract with its largest client. One of the provisions that changed related to the handling of attorney fees and court costs. In reviewing the indicators set forth in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” TSYS met the indicators of “gross-reporting.” Specifically, TSYS is the primary obligor and adds value as part of the service. As a result, TSYS has recognized $43.9 million and $24.2 million of attorney fees and court costs for the six and three months ended June 30, 2007, respectively, as reimbursable items.

Equity in Income of Equity Investments
TSYS has two equity investments located in Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity investments was $1.0 million for both the three months ended June 30, 2007 and 2006. For the six months ended June 30, 2007 and 2006, TSYS’ share of income from its equity in equity investments was $1.8 million and $1.9 million, respectively.
Non-Interest Expense
For the six and three months ended June 30, 2007, total non-interest expense increased $44.5 million, or 4.3%, and $26.1 million, or 4.9%, over the same periods in 2006, respectively. Excluding reimbursable items, the increase was 3.6% and 3.7% over the same periods in the prior year, respectively. Management analyzes non-interest expense in two separate segments: Financial Services and Transaction Processing Services.
The following table summarizes non-interest expense for the six months ended June 30, 2007 and 2006.

	Six months ended		Six months ended
	June 30, 2007(*)		June 30, 2006(*)
		Transaction		Transaction
	Financial	Processing	Financial	Processing
(In thousands)	Services	Services	Services	Services
Salaries and other personnel expense	$229,749	287,406	221,400	240,613
Net occupancy and equipment expense	54,860	132,304	48,333	148,865
Other operating expenses	108,210	106,984	100,063	126,329
Reimbursable items	—	182,053	—	169,112

Total non-interest expense	$392,819	708,747	369,796	684,919

The following table summarizes non-interest expense for the three months ended June 30, 2007 and 2006.

	Three months ended		Three months ended
	June 30, 2007(*)		June 30, 2006(*)
		Transaction		Transaction
	Financial	Processing	Financial	Processing
(In thousands)	Services	Services	Services	Services
Salaries and other personnel expense	$115,822	146,170	113,951	120,032
Net occupancy and equipment expense	27,572	66,672	24,835	74,663
Other operating expenses	54,628	55,751	52,064	63,407
Reimbursable items	—	96,061	—	86,374

Total non-interest expense	$198,022	364,654	190,850	344,476

(*)	The added totals are greater than the consolidated totals due to inter-segment balances which are eliminated in consolidation.

Financial Services:
Financial Services’ non-interest expense increased by 6.2% and 3.8% for the six and three months ended June 30, 2007 compared to the same periods in the previous year. For the three months ended June 30, 2007, employment expenses increased by $1.9 million, or 1.6%, net occupancy and equipment expense increased by $2.7 million, or 11.0%, and other operating expenses increased by $2.6 million, or 4.9% compared to the same period in the prior year. The increase in employment expenses includes increases due to the addition of 23 new branch banking locations since June 30, 2006 plus annual compensation adjustments. These increases were offset in part by lower levels of incentive compensation. The increase in occupancy and equipment expenses includes incremental costs associated with acquisitions and the addition of new branch locations. Increased third party data processing fees, and to a lesser degree, the addition of branch locations, are reflected in the increase in other operating expenses.
Total employees for the Financial Services segment at June 30, 2007 were 7,362 compared to 7,189 at December 31, 2006 and 7,066 at June 30, 2006. The net addition of 173 employees during the first six months of 2007 is primarily due to an increase in teller, branch, and seasonal positions.
Transaction Processing Services:
Total non-interest expense increased 3.5% and 5.9% for the six and three months ended June 30, 2007, compared to the same periods in 2006. Excluding reimbursable items, total non-interest expense increased 2.1% and 4.1% for the six and three months ended June 30, 2007, compared to the same period in 2006.
Salaries and other personnel expenses increased $46.8 million, or 19.4%, and $26.1 million, or 21.8%, for the six and three months ended June 30, 2007, respectively, compared to the same periods in 2006. The impact of acquisitions on salaries and other personnel expenses for the six and three months ended June 30, 2007 was $14.7 million and $8.0 million, respectively. In addition, the change in salaries and other personnel expense is associated with the normal salary increases and related benefits, offset by the level of employment costs capitalized as software development and contract acquisition costs.
Salaries and other personnel expense include the accrual for performance-based incentive benefits, which includes salary bonuses, profit sharing and employer 401(k) expenses. For the three months ended June 30, 2007 and 2006, accruals for performance-based incentives were $10.7 million and $6.8 million, respectively. Capitalized salaries and personnel expenses decreased $13.7 million and $7.0 million for the six and three months ended June 30, 2007, respectively, as compared to the same period in 2006, as a result of client conversion activity in 2006 being substantially completed by the fourth quarter of 2006.
At June 30, 2007, TSYS had 6,773 employees compared to 6,749 at December 31, 2006 and 6,542 at June 30, 2006. With the acquisitions of TSYS Card Tech and TSYS Managed Services, TSYS added 447 employees.
Net occupancy and equipment expense decreased $16.6 million, or 11.1%, and $8.0 million, or 10.7%, for the six and three months ended June 30, 2007 compared to the same periods in 2006, respectively. The impact of acquisitions on net occupancy and equipment expenses for the six and three months ended June 30, 2007 was $3.0 million and $1.5 million, respectively.
Depreciation and amortization decreased for the six and three months ended June 30, 2007, as compared to the same periods in 2006, as a result of the acceleration in 2006 of amortization of software licenses that were based on processing capacity agreements commonly referred to as millions of instructions per second or MIPS. These licenses are amortized using a units-of-production basis. As a result of deconversions during 2006, TSYS’ total future MIPS declined, resulting in a decrease in software amortization for the periods subsequent to the deconversion dates. TSYS’ equipment and software rentals decreased for the six and three months ended June 30, 2007, as a result of software licenses that are leased under processing capacity or MIPS agreements and the leasing of less equipment in 2007 compared to the same periods in 2006.
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
Other operating expenses for the six and three months ended June 30, 2007 decreased $19.3 million, or 15.3%, and $7.7 million, or 12.1%, as compared to the same periods in 2006. The decline is primarily the result of decline in the terminal deployment expenses associated with the closing of the point of sale terminal distribution sales office at the beginning of 2006, and the recognition of attorney fees and court costs associated with debt collection services as reimbursable items beginning in May 2006. The impact of acquisitions on other operating expenses for the six and three months ended June 30, 2007 was $6.7 million and $3.7 million, respectively.
Income Tax Expense
For the three months ended June 30, 2007, consolidated income tax expense was $96.7 million, compared to $90.0 million for the second quarter of 2006. The effective tax rate for the six months ended June 30, 2007 and 2006 is shown in the following table:

	Six months ended			Six months ended
	June 30, 2007			June 30, 2006
	Financial		Synovus	Financial		Synovus
(dollars in thousands)	Services	TSYS	Consolidated	Services	TSYS	Consolidated
Income before taxes (1)	$328,527	194,408	498,470	310,801	164,175	454,071
Minority interest in subsidiaries’ income			24,465			20,905
Income before income taxes and minority interest	328,527	194,408	522,935	310,801	164,175	474,976

Income tax expense (2)	$118,472	70,496	188,968	110,657	56,112	166,769

Effective tax rate	36.06%	36.26%	36.14%	35.60%	34.18%	35.11%

(1)	Income before taxes for the six months ended June 30, 2007 includes $321.6 million income from continuing operations and $6.9 million income from discontinued operations for Financial Services, and includes $491.6 million income from continuing operations and $6.9 million income from discontinued operations for Synovus Consolidated.

(2)	Income tax expense for the six months ended June 30, 2007 includes $115.8 million income tax expense for continuing operations and $2.7 million income tax expense for discontinued operations for Financial Services, and includes $186.3 million income tax expense for continuing operations and $2.7 million income tax expense for discontinued operations for Synovus Consolidated.
Synovus files income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. Synovus’ U.S. Federal income tax return is filed on a consolidated basis. Most state and foreign income tax returns are filed on a separate entity basis. Synovus is no longer subject to U.S. Federal income tax examinations by the IRS for years before 2004, and with few exceptions is no longer subject to income tax examinations from state or foreign authorities for years before 2001.
During the six months ended June 30, 2007, Synovus increased its liability for uncertain income tax positions by a net amount of $3.1 million (net of the Federal tax benefit for the increase in state tax expense) in response to new information impacting the potential resolution of material uncertain tax positions, subsequent to the adoption of Financial Accounting Standards Board (FASB) interpretation No. 48, “Accounting for Income Taxes – an interpretation of FASB Statement 109” (FIN 48). Approximately $1.8 million of the net increase in the liability for uncertain income tax positions related to Federal timing differences that were not recorded through the consolidated statements of income in the six months ended June 30, 2007.
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
The total liability for uncertain tax positions under FIN 48 at June 30, 2007 is $20.9 million. See Note 8 to the consolidated financial statements (unaudited) for more information on income taxes. Synovus is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, Synovus does not expect a significant payment related to these obligations within the next year.
Synovus continually monitors and evaluates the potential impact of current events and circumstances on the estimates and assumptions used in the analysis of its income tax positions, and, accordingly, Synovus’ effective tax rate may fluctuate in the future.
Legal Proceedings
Synovus and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of its business. In the ordinary course of business, Synovus and its subsidiaries are also subject to regulatory examinations, information gathering requests, inquiries and investigations. Synovus establishes accruals for litigation and regulatory matters when those matters present loss contingencies that Synovus determines to be both probable and reasonably estimable. In the pending regulatory matter described below, loss contingencies are not reasonably estimable in the view of management, and, accordingly, a reserve has not been established for this matter. Based on current knowledge, advice of counsel and available insurance coverage, management does not believe that the eventual outcome of pending litigation and/or regulatory matters, including the pending regulatory matter described below, will have a material adverse effect on Synovus’ consolidated financial condition, results of operations or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to Synovus’ results of operations for any particular period.
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
CB&T is cooperating with the FDIC’s investigation. Synovus cannot predict the eventual outcome of the FDIC’s investigation; however, the investigation has resulted in material changes to CB&T’s policies, practices and procedures in connection with the credit card programs offered pursuant to the Affinity Agreement. It is probable that the investigation will result in further changes to CB&T’s policies, practices and procedures in connection with the credit card programs offered pursuant to the Affinity Agreement and the imposition of one or more regulatory sanctions, including a civil money penalty and/or restitution of certain fees to affected cardholders. At this time, management of Synovus does not expect the ultimate resolution of the investigation to have a material adverse effect on its consolidated financial condition, results of operations or cash flows primarily due to the expected performance by CompuCredit of its indemnification obligations described in the paragraph above.
Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The provisions of this statement are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Synovus is currently evaluating the impact of SFAS No. 157 on its financial position, results of operations or cash flows, but have yet to complete its assessment.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to make an irrevocable election, at specified election dates, to measure eligible financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of this statement are effective as of the beginning of the first fiscal year that begins after November 15, 2007. Synovus is currently evaluating the impact of adopting SFAS No. 159 on its financial position, results of operations and cash flows, but has yet to complete its assessment.
Forward-Looking Statements
     Certain statements contained in this document which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”). These forward-looking statements include, among others, statements regarding: (i) the expected financial impact of recent accounting pronouncements; (ii) management’s belief with respect to legal proceedings and other claims, including the pending regulatory matter with respect to credit card programs offered by CB&T pursuant to its agreement with CompuCredit; (iii) the potential distribution by Synovus of its ownership interest in TSYS and management’s hope that it will be able to announce the Board’s decision no later than Synovus’ third quarter analyst call; (iv) management’s expectation that the net interest margin for 2007 will be within the range of 4.05% — 4.10%; (v) management’s belief that its interest rate risk positioning is appropriate in the current economic and yield curve environment; (vi) management’s belief that the credits comprising the majority of the increase in non-performing assets are well secured with ample loan to value ratios which should limit the risk of loss on these credits; (vii) management’s belief with respect to the existence of sufficient collateral for past due loans, the resolution of certain loan delinquencies and the inclusion of all material loans in which serious doubt exists as to collectibility in nonperforming loans and loans past due over 90 days and still accruing; (viii) Synovus’ expected growth in diluted net income per share for 2007, and the assumptions underlying such statements, including with respect to Synovus’ expected increase in diluted net income per share for 2007: mid to high single digit loan growth; a net interest margin in the 4.05% — 4.10% range; a net charge-off ratio of approximately 0.25%; and TSYS’ net income growth within its range of guidance. With respect to a spin-off of TSYS, no assurances can be given regarding the timing or terms of any spin-off, or whether any spin-off will in fact occur. In addition, certain statements in future filings by Synovus with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, efficiency ratios and other financial terms; (ii) statements of plans and objectives of Synovus or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
     These statements are based on the current beliefs and expectations of Synovus’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus’ ability to control or predict. These factors include, but are not limited to: (i) competitive pressures arising from aggressive competition from other financial service providers; (ii) factors that affect the delinquency rate of Synovus’ loans and the rate at which Synovus’ loans are charged off; (iii) changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which Synovus is perceived in such markets, including a reduction in our debt ratings; (iv) TSYS’ inability to achieve its earnings goals for 2007; (v) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted may be different than expected; (vi) the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board; (vii) inflation, interest rate, market and monetary fluctuations; (viii) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (ix) changes in consumer spending, borrowing, and saving habits; (x) technological changes are more difficult or expensive than anticipated; (xi) acquisitions are more difficult to integrate than anticipated; (xii) the ability to increase market share and control expenses; (xiii) the effect of changes in governmental policy, laws and regulations, or the interpretation or application thereof, including restrictions, limitations and/or penalties arising from banking, securities and insurance laws, regulations and examinations; (xiv) the impact of the application of and/or the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies; (xv) changes in Synovus’ organization, compensation, and benefit plans; (xvi) the costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto including the FDIC’s investigation of the policies, practices and procedures used by CB&T in connection with the credit card programs offered pursuant to its Affinity Agreement with CompuCredit; (xvii) a deterioration in credit quality or a reduced demand for credit; (xviii) Synovus’ inability to successfully manage any impact from slowing economic conditions or consumer spending; (xix) TSYS does not maintain the card-processing functions of Capital One for at least five years as expected; (xx) the merger of TSYS clients with entities that are not TSYS clients or the sale of portfolios by TSYS clients to entities that are not TSYS clients; (xxi) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection; (xxii) the impact on Synovus’ business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (xxiii) the success of Synovus at managing the risks involved in the foregoing.

These forward-looking statements speak only as of the date on which the statements are made, and Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

ITEM 3 — QUANTITATIVE AND
QUALITATIVE DISCLOSURES ABOUT
MARKET RISK
During the first six months of 2007, Synovus has moved to a more neutral interest rate risk position. Synovus believes that this interest rate risk positioning is appropriate in the current economic and yield curve environment. Synovus has been gradually reducing its asset sensitive positioning as Federal Reserve interest rate policy has reached a level considered neutral by most market participants.
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
Synovus models its baseline net interest income forecast assuming an unchanged or flat interest rate environment. Synovus has modeled the impact of a gradual increase and decrease in short-term rates of 100 basis points to determine the sensitivity of net interest income for the next twelve months. The following table represents the estimated sensitivity of net interest income to these gradual changes in short term interest rates at June 30, 2007, with comparable information for December 31, 2006.

	Estimated % Change in Net Interest Income
	as Compared to Unchanged Rates
Change in Short-Term Interest Rates	(for the next twelve months)
(in basis points)	June 30, 2007	December 31, 2006
+ 100	(0.1%)	0.3%
- 100	(0.5%)	(1.0%)
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
Synovus’ electronic payment processing subsidiary, TSYS, is subject to market risk due to its international operations. TSYS is exposed to foreign exchange risk because it has assets, liabilities, revenues and expenses denominated in foreign currencies. Net exchange gains or losses resulting from the translation of assets and liabilities of TSYS’ foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity titled accumulated other comprehensive loss. The amount of other comprehensive loss related to foreign currency translation for the six months ended June 30, 2007 and 2006 was $2.1 million and $3.8 million, respectively.
TSYS also records foreign currency translation adjustments associated with other balance sheet accounts, primarily cash accounts denominated in foreign currencies and intercompany loans that require each operation to repay the financing in U.S. dollars. TSYS recorded a net translation loss of approximately $162 thousand and a net translation loss of approximately $845 thousand for the six and three months ended June 30, 2007, respectively, related to the translation of these accounts and arrangements.
A summary of the account balances subject to foreign currency exchange rates between the local currencies and the U.S. dollar is as follows:

		Balance at
(in thousands)		June 30, 2007
Asset	Cash	$54,200
Liability	Intercompany financing arrangements	(64,300)

	Net account balances	$(10,100)

The following table presents the potential effect on income from continuing operations before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus or minus 100 basis points, 500 basis points, and 1,000 basis points based on the net liability account balance of $10.1 million at June 30, 2007.

	Effect of Basis Point Change
	Increase in basis points of			Decrease in basis points of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income from continuing operations before income taxes	$(81)	(405)	(810)	81	405	810

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
     The following table sets forth information regarding Synovus’ purchases of its common stock on a monthly basis during the three months ended June 30, 2007:

Maximum
			Total Number of	Number of Shares
			Shares Purchased	That May Yet Be
			as Part of	Purchased Under
	Total Number of	Average Price Paid	Announced Plans	the Plans or
Period	Shares Purchased	per Share	or Programs	Programs

April 2007	— (1)	$—	—	—
May 2007	— (1)	—	—	—
June 2007	— (1)	—	—	—

Total	— (1)	$—	—	—

(1)	There were no deliveries of previously owned shares to Synovus in payment of the exercise price of stock options during the three months ended June 30, 2007.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual shareholders’ meeting was held on April 25, 2007. Following is a summary of the proposals that were submitted to the shareholders for approval and a tabulation of the votes with respect to each proposal.
Proposal I
The proposal was to elect eighteen directors of Synovus to serve until the 2008 Annual Meeting of Shareholders.

Nominee	Votes For	Withheld Authority to Vote
Daniel P. Amos	2,581,907,746	73,238,931
Richard E. Anthony	2,569,891,550	85,255,127
James H. Blanchard	2,419,722,132	235,424,545
Richard Y. Bradley	2,435,353,721	219,792,956
Frank W. Brumley	2,582,174,041	72,972,636
Elizabeth W. Camp	2,583,653,652	71,493,025
Gardiner W. Garrard, Jr.	2,569,035,860	86,110,817
T. Michael Goodrich	2,582,955,475	72,191,202
Frederick L. Green, III	2,570,091,483	85,055,194
V. Nathaniel Hansford	2,570,358,705	84,787,972
Alfred W. Jones, III	2,569,733,288	85,413,389
Mason H. Lampton	2,570,536,235	84,610,442
Elizabeth C. Ogie	2,570,799,919	84,346,758
H. Lynn Page	2,569,790,742	85,355,935
J. Neal Purcell	2,581,007,393	74,139,284
Melvin T. Stith	2,583,539,421	71,607,256
William B. Turner, Jr.	2,531,239,093	123,907,584
James D. Yancey	2,570,241,592	84,905,085
Proposal II
The proposal was to approve the Synovus Financial Corp. 2007 Omnibus Plan.

				Broker
	For	Against	Abstain	Non-votes

Votes	1,810,360,416	165,787,753	23,656,367	655,342,151
Proposal III
The proposal was to ratify the appointment of KPMG LLP as the independent auditor to audit the consolidated financial statements of Synovus and its subsidiaries for the fiscal year ended December 31, 2007.

	For	Against	Abstain

Votes	2,600,177,581	37,018,224	17,950,871

Proposal IV
The proposal was to approve a shareholder proposal that director nominees be elected to the Board of Directors by a majority of votes cast at an annual meeting of shareholders.

				Broker
	For	Against	Abstain	Non-votes

Votes	698,065,533	1,264,670,215	37,068,747	655,342,192

ITEM 6 — EXHIBITS

(a) Exhibits	Description
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

Date: August 9, 2007	BY:	/s/ Thomas J. Prescott

Thomas J. Prescott
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report