Form 10-Q
period 2007-09-30
SYNOVUS FINANCIAL CORP
filed 2007-11-13
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	October 31, 2007

Common Stock, $1.00 Par Value	328,459,457 shares

SYNOVUS FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
(In thousands, except share data)	2007	2006
ASSETS
Cash and due from banks	$944,215	889,975
Interest earning deposits with banks	4,318	19,389
Federal funds sold and securities purchased under resale agreements	113,654	101,091
Trading account assets	33,009	15,266
Mortgage loans held for sale	165,837	175,042
Investment securities available for sale	3,628,766	3,352,357

Loans, net of unearned income	25,774,656	24,654,552
Allowance for loan losses	(356,887)	(314,459)

Loans, net	25,417,769	24,340,093

Premises and equipment, net	803,528	752,738
Contract acquisition costs and computer software, net	351,576	383,899
Goodwill	682,047	669,515
Other intangible assets, net	49,933	63,586
Other assets	1,381,011	1,091,822

Total assets	$33,575,663	31,854,773

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing retail and commercial deposits	$3,564,105	3,538,598
Interest bearing retail and commercial deposits	17,887,961	17,741,354

Total retail and commercial deposits	21,452,066	21,279,952
Brokered time deposits	2,872,978	3,014,495

Total deposits	24,325,044	24,294,447
Federal funds purchased and other short-term liabilities	2,568,759	1,572,809
Long-term debt	1,760,162	1,350,139
Other liabilities	592,771	692,019

Total liabilities	29,246,736	27,909,414

Minority interest in consolidated subsidiaries	274,571	236,709

Shareholders’ equity:
Common stock — $1.00 par value. Authorized 600,000,000 shares; issued 334,095,480 in 2007 and 331,213,913 in 2006; outstanding 328,433,942 in 2007 and 325,552,375 in 2006	334,095	331,214
Additional paid-in capital	1,107,653	1,033,055
Treasury stock, at cost – 5,661,538 shares	(113,944)	(113,944)
Accumulated other comprehensive income (loss)	23,339	(2,129)
Retained earnings	2,703,213	2,460,454

Total shareholders’ equity	4,054,356	3,708,650

Total liabilities and shareholders’ equity	$33,575,663	31,854,773

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2007	2006	2007	2006
Interest income:
Loans, including fees	$1,540,909	1,357,044	522,545	493,083
Investment securities available for sale	127,742	100,144	44,419	35,624
Trading account assets	2,890	2,104	1,014	720
Mortgage loans held for sale	8,006	6,393	3,047	2,119
Federal funds sold and securities purchased under resale agreements	4,062	4,949	1,213	2,002
Interest earning deposits with banks	1,008	202	38	81

Total interest income	1,684,617	1,470,836	572,276	533,629

Interest expense:
Deposits	685,620	518,491	231,795	206,320
Federal funds purchased and other short-term liabilities	64,923	55,941	23,163	18,894
Long-term debt	61,741	54,162	23,155	15,813

Total interest expense	812,284	628,594	278,113	241,027

Net interest income	872,333	842,242	294,163	292,602
Provision for losses on loans	99,566	56,473	58,770	18,390

Net interest income after provision for losses on loans	772,767	785,769	235,393	274,212

Non-interest income:
Electronic payment processing services	710,648	683,499	238,495	231,636
Merchant acquiring services	190,120	195,318	65,163	65,548
Other transaction processing services	161,911	134,760	53,940	44,812
Service charges on deposit accounts	83,157	84,281	28,736	29,293
Fiduciary and asset management fees	37,002	35,090	12,306	11,868
Brokerage and investment banking income	23,381	20,009	8,123	6,502
Mortgage banking income	20,876	22,419	5,955	8,440
Bankcard fees	35,370	33,085	11,923	11,438
Securities gains (losses), net	891	(2,118)	186	(982)
Other fee income	29,749	29,664	9,910	10,024
Other operating income	55,337	30,491	29,152	10,173

Non-interest income before reimbursable items	1,348,442	1,266,498	463,889	428,752
Reimbursable items	279,727	267,825	98,172	99,187

Total non-interest income	1,628,169	1,534,323	562,061	527,939

Non-interest expense:
Salaries and other personnel expense	777,842	717,825	261,122	256,220
Net occupancy and equipment expense	284,556	297,700	97,412	100,504
Other operating expenses	302,637	314,518	100,985	98,994
Spin-off related expenses	6,298	—	5,937	—
Visa litigation settlement expense	12,000	—	12,000	—

Non-interest expense before reimbursable items	1,383,333	1,330,043	477,456	455,718
Reimbursable items	279,727	267,825	98,172	99,187

Total non-interest expense	1,663,060	1,597,868	575,628	554,905

Minority interest in subsidiaries’ net income	38,139	31,311	13,674	10,406

Income from continuing operations before income taxes	699,737	690,913	208,152	236,840
Income tax expense	259,491	249,543	73,209	82,774

Income from continuing operations	440,246	441,370	134,943	154,066
Discontinued operations, net of income taxes	4,200	—	—	—

Net income	$444,446	441,370	134,943	154,066

Net income per share:
Basic
Income from continuing operations	$1.35	1.38	0.41	0.48

Net income	1.36	1.38	0.41	0.48

Diluted
Income from continuing operations	$1.33	1.37	0.41	0.47

Net income	1.35	1.37	0.41	0.47

Weighted average shares outstanding:
Basic	326,443	320,063	327,215	323,657

Diluted	330,001	322,860	330,160	326,834

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(unaudited)

						Accum-
						ulated
						Other
						Compre-
					Unearned	hensive
	Shares	Common	Additional	Treasury	Compen-	Income	Retained
(In thousands, except per share data)	Issued	Stock	Paid-In Capital	Stock	sation	(Loss)	Earnings	Total
Balance at December 31, 2005	318,301	$318,301	686,447	(113,944)	(3,126)	(29,536)	2,091,187	2,949,329
SAB No. 108 Adjustment to opening shareholders’ equity						826	3,434	4,260
Net Income							441,370	441,370
Other comprehensive income (loss), net of tax:
Net unrealized gain on cash flow hedges						4,098		4,098
Change in unrealized gains on investment securities available for sale, net of reclassification adjustment						9,148		9,148
Gain on foreign currency translation						8,771		8,771

Other comprehensive income						22,017		22,017

Comprehensive income								463,387

Cash dividends declared – $0.585 per share							(187,597)	(187,597)
Reclassification of unearned compensation to additional paid-in capital upon adoption of SFAS No. 123(R)			(3,126)		3,126			—
Issuance of non-vested stock	601	601	(601)					—
Share-based compensation expense			17,320					17,320
Stock options exercised	2,728	2,728	48,670					51,398
Share-based tax benefit			8,156					8,156
Ownership change at majority-owned subsidiary			5,611					5,611
Issuance of common stock for acquisition	8,844	8,844	247,499					256,343

Balance at September 30, 2006	330,474	$330,474	1,009,976	(113,944)	—	(6,693)	2,348,394	3,568,207

Balance at December 31, 2006	331,214	$331,214	1,033,055	(113,944)	—	(2,129)	2,460,454	3,708,650
Cumulative effect of adoption of FIN No. 48							(230)	(230)
Net Income							444,446	444,446
Other comprehensive income, net of tax:
Net unrealized gain on cash flow hedges						7,713		7,713
Change in unrealized gains on investment securities available for sale, net of reclassification adjustment						13,627		13,627
Gain on foreign currency translation						3,960		3,960
Change in accumulated OCI related to postretirement healthcare plans						168		168

Other comprehensive income						25,468		25,468

Comprehensive income								469,914

Cash dividends declared – $0.615 per share							(201,457)	(201,457)
Issuance of non-vested stock	546	546	(546)					—
Share-based compensation expense			15,716					15,716
Stock options exercised	2,273	2,273	39,790					42,063
Share-based tax benefit			10,558					10,558
Ownership change at majority-owned subsidiary			7,026					7,026
Issuance of common stock for acquisition	62	62	2,054					2,116

Balance at September 30, 2007	334,095	$334,095	1,107,653	(113,944)	—	23,339	2,703,213	4,054,356

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2007	2006
Cash flows from operating activities:
Net income	$444,446	441,370
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for losses on loans	99,566	56,473
Depreciation, amortization and accretion, net	145,461	169,316
Increase in interest receivable	(21,869)	(63,353)
(Decrease) increase in interest payable	(205)	52,856
Equity in income of unconsolidated subsidiaries	(6,610)	(3,703)
Minority interest in subsidiaries’ net income	38,139	31,311
(Increase) decrease in trading account assets	(17,743)	12,291
Originations of mortgage loans held for sale	(1,161,942)	(1,187,535)
Proceeds from sales of mortgage loans held for sale	1,171,443	1,172,112
Increase in other assets	(190,093)	(81,856)
Decrease in other liabilities	(132,831)	(6,635)
Net (gains) losses on sales of available for sale investment securities	(891)	2,118
Increase in fair value of private equity investments	(15,347)	—
Gain from transfer of mutual funds	(6,885)	—
Visa litigation settlement expense	12,000	—
Impairment of computer software	620	—
Share-based compensation expense	21,660	19,862
Increase (decrease) in accrued salaries and employee benefits	6,858	(23,739)
Other, net	16,397	(7,583)

Net cash provided by operating activities	402,174	583,305

Cash flows from investing activities:
Net cash paid for acquisition	—	(54,918)
Net decrease (increase) in interest earning deposits with banks	15,071	(14,464)
Net increase in federal funds sold and securities purchased under resale agreements	(12,563)	(234,596)
Proceeds from maturities and principal collections of investment securities available for sale	539,171	485,284
Proceeds from sales of investment securities available for sale	22,106	148,231
Purchases of investment securities available for sale	(822,818)	(803,546)
Net increase in loans	(1,234,050)	(2,035,079)
Purchases of premises and equipment	(118,374)	(96,437)
Proceeds from disposal of premises and equipment	642	311
Net proceeds from transfer of mutual funds	6,885	—
Additions to other intangible assets	13,600	—
Increase in contract acquisition costs	(20,878)	(39,578)
Additions to licensed computer software from vendors	(8,193)	(9,650)
Additions to internally developed computer software	(11,749)	(13,699)

Net cash used by investing activities	(1,631,150)	(2,668,141)

Cash flows from financing activities:
Net increase in demand and savings deposits	450,861	664,968
Net (decrease) increase in certificates of deposit	(420,264)	1,700,209
Net increase in federal funds purchased and other short-term liabilities	995,950	370,629
Principal repayments on long-term debt	(200,423)	(658,858)
Proceeds from issuance of long-term debt	606,468	42,000
Excess tax benefit from share-based payment arrangements	10,143	7,530
Dividends paid to shareholders	(197,598)	(181,318)
Proceeds from issuance of common stock	42,063	51,398

Net cash provided by financing activities	1,287,200	1,996,558

Effect of exchange rate changes on cash and cash equivalent balances held in foreign currencies	(3,984)	(2,006)

Increase (decrease) in cash and due from banks	54,240	(90,284)
Cash and due from banks at beginning of period	889,975	880,886

Cash and due from banks at end of period	$944,215	790,602

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
Note 2 — Supplemental Cash Flow Information
For the nine months ended September 30, 2007 and 2006, Synovus paid income taxes (net of refunds received) of $352.0 million and $314.2 million, respectively. For the nine months ended September 30, 2007 and 2006, Synovus paid interest of $808.1 million and $572.1 million, respectively.
Non-cash investing activities consisted of loans of approximately $56.8 million and $20.5 million, which were foreclosed and transferred to other real estate during the nine months ended September 30, 2007 and 2006, respectively.
Note 3 – Comprehensive Income
Other comprehensive income (loss) consists of the change in net unrealized gains (losses) on cash flow hedges, the change in net unrealized gains (losses) on investment securities available for sale, gains (losses) on foreign currency translation, and the change in accumulated other comprehensive income related to post-retirement health care plans. Comprehensive income consists of net income plus other comprehensive income (loss).

Comprehensive income for the nine and three months ended September 30, 2007 and 2006 is presented below:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Net income	$444,446	441,370	134,943	154,066
Other comprehensive income, net of tax:
Change in net unrealized gains (losses) on cash flow hedges	7,713	4,098	10,630	7,869
Change in net unrealized gains (losses) on investment securities available for sale, net of reclassification adjustment	13,627	9,148	31,674	34,431
Gains on foreign currency translation	3,960	8,771	1,796	4,964
Change in accumulated OCI related to postretirement healthcare plans	168	—	168	—

Other comprehensive income	25,468	22,017	44,268	47,264

Comprehensive income	$469,914	463,387	179,211	201,330

Note 4 — Derivative Instruments
Synovus accounts for its derivative financial instruments as either assets or liabilities on the balance sheet at fair value through adjustments to either the hedged items, accumulated other comprehensive income (loss), or current earnings, as appropriate. As part of its overall interest rate risk management activities, Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk. These derivative instruments consist of interest rate swaps, commitments to sell fixed-rate mortgage loans, and interest rate lock commitments made to prospective mortgage loan customers. Interest rate lock commitments represent derivative instruments since it is intended that such loans will be sold.
Synovus originates first lien residential mortgage loans for sale into the secondary market and generally does not hold the originated loans for investment purposes. Mortgage loans are either converted to securities or are sold to a third party servicing aggregator.
At September 30, 2007, Synovus had commitments to fund fixed-rate mortgage loans to customers in the amount of $80.6 million. The fair value of these commitments at September 30, 2007 represented in an unrealized loss of $604 thousand, and the change in the unrealized gain/(loss) during the period was recorded as a component of mortgage banking income in the consolidated statement of income.
At September 30, 2007, outstanding commitments to sell fixed-rate mortgage loans amounted to approximately $173.1 million. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding commitments to originate residential mortgage loans for resale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans at September 30, 2007 represented in an unrealized loss of $106 thousand, and the change in the unrealized gain/(loss) during the period was recorded as a component of mortgage banking income in the consolidated statement of income.

Synovus utilizes interest rate swaps to manage interest rate risks, primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating rate interest rate payment obligations without the exchange of underlying principal amounts. Entering into interest rate derivatives potentially exposes Synovus to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.
The receive fixed interest rate swap contracts at September 30, 2007 are being utilized to hedge $750 million in floating rate loans and $2.15 billion in fixed-rate liabilities. A summary of interest rate swap contracts and their terms at September 30, 2007 is shown below:

		Weighted-Average					Net
				Maturity			Unrealized
(Dollars in	Notional	Receive	Pay	In	Unrealized		Gains
thousands)	Amount	Rate	Rate(*)	Months	Gains	Losses	(Losses)
Receive fixed swaps:
Fair value hedges	$2,152,500	5.01%	5.32%	25	$19,463	(9,915)	9,548
Cash flow hedges	750,000	8.09%	7.75%	36	15,637	—	15,637

Total	$2,902,500	5.81%	5.95%	28	$35,100	(9,915)	25,185

(*)	Variable pay rate based upon contract rates in effect at September 30, 2007.
Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Changes in the fair value of the cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, net of the tax benefit or expense. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis for all cash flow hedges entered into after March 31, 2007. The cumulative dollar offset method is used for all hedges entered into prior to that date. As of September 30, 2007, cumulative ineffectiveness for Synovus’ portfolio of cash flow hedges represented a gain of approximately $56 thousand. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of income as other operating income.
Synovus expects to reclassify from accumulated other comprehensive income (loss) approximately $3.4 million as net-of-tax income during the next twelve months, as the related payments for interest rate swaps and amortization of deferred gains (losses) are recorded.
Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair market value of various fixed rate liabilities due to changes in the LIBOR benchmark interest rate. Changes in the fair value of the fair value hedges are recorded on the balance sheet as adjustments to the hedged fixed rate liabilities. Synovus calculates effectiveness of the hedging relationships quarterly using regression analysis for all fair value hedges entered into after March 31, 2007. The cumulative dollar offset method is used for all hedges entered into prior to those dates, except for those hedges entered into prior to March 31, 2007 which have been redesignated and now use regression analysis. As of September 30, 2007, cumulative ineffectiveness for Synovus’ portfolio of fair value hedges represented a gain of approximately $180 thousand. Ineffectiveness from fair value hedges is recognized in the consolidated statements of income as other operating income.

Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the risk to Synovus. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of September 30, 2007, the notional amount of customer related interest rate derivative financial instruments was $2.56 billion.
Synovus also enters into derivative financial instruments to meet the equity risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the risk to Synovus. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of September 30, 2007, the notional amount of customer related equity derivative financial instruments was $19.8 million.
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
Share-Based Compensation Expense
Synovus’ share-based compensation expense is recorded as a component of salaries and other personnel expense in the consolidated statements of income. Share-based compensation expense recognized in income is presented below:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Share-based compensation expense:
Stock options	$11,129	15,836	2,703	4,488
Non-vested shares	10,531	4,026	3,815	2,040

Total share-based compensation expense	$21,660	19,862	6,518	6,528

Stock Option Awards
During the nine months ended September 30, 2007, Synovus granted 246,660 options to purchase shares of Synovus common stock to certain key Synovus employees at a weighted-average exercise price of $31.93. During the nine months ended September 30, 2006, Synovus granted 866,466 options to purchase shares of Synovus common stock with a weighted average exercise price of $27.66. No options to purchase shares of Synovus common stock were issued during the three months ended September 30, 2007 and 2006. Stock options granted in 2007 and 2006 generally become exercisable over a three-year period, with one-third of the total grant amount vesting on each anniversary of the grant-date, and expire ten years from the date of grant. Share-based compensation expense is recognized for plan participants on a straight-line basis over the shorter of the vesting period or the period until reaching retirement eligibility. At September 30, 2007, there were 20,892,593 options to purchase shares of Synovus common stock outstanding with a weighted-average exercise price of $23.42.
The weighted-average grant-date fair value of stock options granted to key Synovus employees during the nine months ended September 30, 2007 and 2006 was $7.22 and $6.40, respectively. The fair value of the option grants during the nine months ended September 30, 2007 was determined using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions: risk free interest rate of 4.78%, expected stock price volatility of 21.76%, dividend yield of 2.6% and an expected life of 6.0 years.
Non-Vested Shares
During the nine and three months ended September 30, 2007, Synovus awarded 561,941 and 502,747 shares, respectively, of non-transferable non-vested Synovus common stock to certain key employees and non-employee directors of Synovus. The weighted-average grant-date fair value of the awarded stock for the nine and three months ended September 30, 2007 was $28.38 and $27.95, respectively. During the nine and three months ended September 30, 2006, Synovus awarded 609,133 and 441,964 shares, respectively, of non-vested Synovus common stock to certain key employees and non-employee directors of Synovus. The weighted-average grant-date fair value of the awarded stock for the nine and three months ended September 30, 2006 was $27.15 and $26.99, respectively. Non-vested shares granted in 2007 and 2006 generally vest over a three-year period, with one-third of the total grant amount vesting on each anniversary of the grant-date. Share-based compensation expense is recognized on a straight-line basis over the vesting period. At September 30, 2007, there were 1,018,814 non-vested shares outstanding with a weighted-average grant-date fair value of $27.85.
In addition, 12,677 non-transferable non-vested shares of Synovus common stock were awarded to a key Synovus executive under a performance vesting schedule during each of the nine month periods ended September 30, 2007 and 2006, with grant-date fair values of $31.64 and $27.72, respectively. There were no awards under a performance vesting schedule during the three months ended September 30, 2007 or 2006.
TSYS Share-Based Compensation
Total System Services, Inc. (TSYS), an 81% owned subsidiary, also grants share-based compensation to certain executives and non-employee directors in the form of options to purchase shares of TSYS common stock (TSYS stock options) or non-vested shares of TSYS common stock (TSYS non-vested shares).
During the nine months ended September 30, 2007, TSYS awarded 241,260 non-transferable non-vested shares of TSYS common stock with a weighted-average grant-date fair value of $31.37 to certain key employees and non-employee directors of TSYS. The fair value of the common stock at the date of issuance will be amortized over the shorter of the vesting period or the period until reaching retirement. During the nine months ended September 30, 2006, TSYS awarded 150,775 shares of TSYS common stock with a weighted-average grant-date fair value of $19.64 to certain key employees and non-employee directors of TSYS. There were no non-

vested shares awarded by TSYS during the three months ended September 30, 2007 and 2006.
Note 6 — Business Combinations and Discontinued Operations
Acquisitions
On July 11, 2006, TSYS completed the acquisition of Card Tech, Ltd., a privately owned London-based payments firm, and related companies. TSYS rebranded the group of companies as TSYS Card Tech. TSYS paid aggregate consideration of approximately $59.5 million, including direct acquisition costs. TSYS has finalized allocation of the purchase price to the respective assets and liabilities acquired, including allocations of approximately $32.7 million to goodwill, approximately $19.1 million to other identifiable intangible assets and the remaining amounts to other identifiable assets and liabilities acquired. The results of operations for this acquisition have been included in Synovus’ consolidated financial statements beginning July 11, 2006.
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
Note 7 — Operating Segments
Synovus has two reportable segments: Financial Services and Transaction Processing Services, which is comprised of TSYS. The Financial Services segment provides financial services including banking, financial management, insurance, mortgage and leasing services through 37 subsidiary banks and other Synovus offices in Georgia, Alabama, South Carolina, Florida, and Tennessee. TSYS provides electronic payment processing and other related services to card-issuing institutions in the United States, and internationally. All inter-segment services provided are charged at the same rates as those charged to unaffiliated customers. Such services are included in the results of operations of the respective segments and are eliminated to arrive at consolidated totals.

Segment information as of and for the nine months ended September 30, 2007 and 2006, respectively, is presented in the following table:

		Financial
(In thousands)		Services	TSYS (a)	Eliminations		Consolidated
Interest income	2007	$1,684,708	11,094	(11,185)	(b)	1,684,617
	2006	1,470,836	5,442	(5,442)	(b)	1,470,836
Interest expense	2007	822,445	1,024	(11,185)	(b)	812,284
	2006	633,918	118	(5,442)	(b)	628,594
Net interest income	2007	862,263	10,070	—		872,333
	2006	836,918	5,324	—		842,242
Provision for losses on loans	2007	99,566	—	—		99,566
	2006	56,473	—	—		56,473
Net interest income after provision	2007	762,697	10,070	—		772,767
for losses on loans	2006	780,445	5,324	—		785,769
Total non-interest income	2007	290,029	1,359,730	(21,590)	(c)	1,628,169
	2006	261,836	1,290,393	(17,906)	(c)	1,534,323
Total non-interest expense	2007	609,491	1,075,159	(21,590)	(c)	1,663,060
	2006	561,103	1,054,671	(17,906)	(c)	1,597,868
Income from continuing operations	2007	443,235	294,641	(38,139)	(d)	699,737
before income taxes	2006	481,178	241,046	(31,311)	(d)	690,913
Income tax expense	2007	158,048	101,443	—		259,491
	2006	171,051	78,492	—		249,543
Income from continuing operations	2007	285,187	193,198	(38,139)	(d)	440,246
	2006	310,127	162,554	(31,311)	(d)	441,370
Discontinued operations, net of tax	2007	4,200	—	—		4,200
	2006	—	—	—		—
Net income	2007	$289,387	193,198	(38,139)	(d)	444,446
	2006	310,127	162,554	(31,311)	(d)	441,370
Total assets	2007	$32,111,440	1,798,978	(334,755)	(e)	33,575,663
	2006	30,026,531	1,499,810	(181,459)	(e)	31,344,882

(a)	Includes equity in income of joint ventures which is included in non-interest income.

(b)	Interest on TSYS’ cash deposits with the Financial Services segment and on TSYS’ line of credit with a Synovus bank.

(c)	Primarily, electronic payment processing services and other services provided by TSYS to the Financial Services segment.

(d)	Minority interest in TSYS and GP Network Corporation (a TSYS subsidiary).

(e)	Primarily TSYS’ cash deposits with the Financial Services segment.

Segment information as of and for the three months ended September 30, 2007 and 2006, respectively, is presented in the following table:

		Financial
(In thousands)		Services	TSYS (a)	Eliminations			Consolidated
Interest income	2007	$572,317	4,196	(4,237)	(b	)	572,276
	2006	533,630	1,887	(1,888)	(b	)	533,629
Interest expense	2007	281,478	872	(4,237)	(b	)	278,113
	2006	242,875	40	(1,888)	(b	)	241,027
Net interest income	2007	290,839	3,324	—			294,163
	2006	290,755	1,847	—			292,602
Provision for losses on loans	2007	58,770	—	—			58,770
	2006	18,390	—	—			18,390
Net interest income after provision	2007	232,069	3,324	—			235,393
for losses on loans	2006	272,365	1,847	—			274,212
Total non-interest income	2007	106,194	463,322	(7,455)	(c	)	562,061
	2006	89,319	444,774	(6,154)	(c	)	527,939
Total non-interest expense	2007	216,670	366,413	(7,455)	(c	)	575,628
	2006	191,307	369,752	(6,154)	(c	)	554,905
Income from continuing operations	2007	121,593	100,233	(13,674)	(d	)	208,152
before income taxes	2006	170,377	76,869	(10,406)	(d	)	236,840
Income tax expense	2007	42,261	30,948	—			73,209
	2006	60,395	22,379	—			82,774
Income from continuing operations	2007	79,332	69,285	(13,674)	(d	)	134,943
	2006	109,982	54,490	(10,406)	(d	)	154,066
Discontinued operations, net of tax	2007	—	—	—			—
	2006	—	—	—			—
Net income	2007	$79,332	69,285	(13,674)	(d	)	134,943
	2006	109,982	54,490	(10,406)	(d	)	154,066
Total assets	2007	$32,111,440	1,798,978	(334,755)	(e	)	33,575,663
	2006	30,026,531	1,499,810	(181,459)	(e	)	31,344,882

(a)	Includes equity in income of joint ventures which is included in non-interest income.

(b)	Interest on TSYS’ cash deposits with the Financial Services segment and on TSYS’ line of credit with a Synovus bank.

(c)	Primarily, electronic payment processing services and other services provided by TSYS to the Financial Services segment.

(d)	Minority interest in TSYS and GP Network Corporation (a TSYS subsidiary).

(e)	Primarily TSYS’ cash deposits with the Financial Services segment.
TSYS had three major customers for the nine months ended September 30, 2007, and had two major customers for the nine months ended September 30, 2006. One of TSYS’ major customers was also a major customer of Synovus for the nine and three months ended September 30, 2006. For the nine months ended September 30, 2006, total revenues from this major customer were $307.2 million, which represented approximately 23.9% and 12.9% of TSYS and Synovus’ total revenues, respectively. For the three months ended September 30, 2006, total revenues from this major customer were $109.1 million, which represented approximately 24.7% and 13.3% of TSYS and Synovus’ total revenues, respectively.

Segment information for the changes in the carrying amount of goodwill for the nine months ended September 30, 2007 is shown in the following table:

	Financial
(In thousands)	Services			TSYS		Total
Balance as of December 31, 2006	$536,178			133,337		669,515
Goodwill adjusted during period	3,419	(1)	(2)	9,113	(3)	12,532
Impairment losses	—			—		—

Balance as of September 30, 2007	$539,597			142,450		682,047

(1)	Synovus acquired all of the issued and outstanding shares of GLOBALT, Inc. on May 31, 2002. The terms of the merger agreement provided for contingent consideration based on a percentage of a multiple of earnings before interest, income taxes, depreciation and other adjustments, as defined in the agreement (EBTDA), for each of the three years ended December 31, 2004, 2005 and 2006. The contingent consideration was payable by February 15th of each year subsequent to the respective calendar year for which the EBTDA calculation was made. The fair value of the contingent consideration is recorded as an addition to goodwill. During the first quarter of 2007, Synovus recorded additional contingent consideration of $1.9 million, which was based on 14% of a multiple of GLOBALT’s EBTDA for the year ended December 31, 2006.

(2)	Goodwill adjusted during the nine months ended September 30, 2007 includes $1.3 million resulting from finalization of the allocation of the purchase prices for the Riverside acquisition on March 25, 2006, and $259 thousand resulting from the First Florida acquisition on April 1, 2006.

(3)	Goodwill adjusted during the nine months ended September 30, 2007 includes $5.5 million resulting from the finalization of the allocation of the purchase price for TSYS’ acquisition of TSYS Card Tech on July 11, 2006, and a $3.1 million currency translation adjustment related to goodwill recorded on the balance sheets of TSYS Card Tech, TSYS Managed Services and GPNet. The remaining $472 thousand addition to goodwill is due to legal fees incurred in conjunction with the acquisition of TSYS Card Tech and TSYS Managed Services.
Intangible assets (excluding goodwill) net of accumulated amortization as of September 30, 2007 and December 31, 2006, respectively, are presented in the table below.

	September 30,	December 31,
(In thousands)	2007	2006
Purchased trust revenues	$2,432	2,643
Core deposit premiums	23,781	27,099
Acquired customer contracts	2,568	5,029
Intangibles associated with the acquisition of minority interest in TSYS	5,989	6,577
Customer relationships	13,649	20,275
Other	1,514	1,963

Total carrying value	$49,933	63,586

Note 8 — Income Taxes
Synovus files income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions, and is subject to examinations by these taxing authorities unless statutory examination periods lapse. Synovus’ U.S. Federal income tax return is filed on a consolidated basis. Most state and foreign income tax returns are filed on a separate entity basis. Synovus is no longer subject to U.S. Federal income tax examinations for years before 2004 and with few exceptions, Synovus is no longer subject to income tax examinations from state and local or foreign tax authorities for years before 2001. There are currently no Federal or foreign tax examinations in progress. However, certain state tax examinations are in progress by the relevant state tax authorities. Although Synovus is unable to determine the ultimate outcome of these examinations, Synovus believes that its liability for uncertain tax positions relating to these jurisdictions for such years is adequate.
Synovus adopted the provisions of Financial Accounting Standards Board (FASB) interpretation No. 48, “Accounting for Income Taxes — an interpretation of FASB Statement 109” (FIN 48) as of January 1, 2007. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 provides a two-step process in the evaluation of a tax position. The first step is recognition. A company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including a resolution of any related appeals or litigation processes, based upon the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Upon adoption as of January 1, 2007, Synovus recognized a $607 thousand increase in its liability for uncertain tax positions, with a corresponding decrease in minority interest of $377 thousand and a decrease in retained earnings of $230 thousand as a cumulative effect adjustment. During the nine months ended September 30, 2007, Synovus decreased its liability for prior year uncertain income tax positions as a discrete item by a net amount of approximately $7.0 million (net of the Federal tax effect) including $2.3 million in interest and penalties. This decrease resulted from the completion of a routine state tax examination, expiring state audit period statutes and other new information impacting the potential resolution of material uncertain tax positions. The current quarter activity is recorded as a reduction to income tax expense in the quarter.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (1):

	Nine Months	Three Months
	Ended	Ended
(in thousands)	Sept. 30, 2007	Sept. 30, 2007
Beginning balance	$16,485	$20,913
Current activity:
Additions based on tax positions related to current year	1,706	640
Additions for tax positions of prior years	4,521	—
Reductions for tax positions of prior years	(11,713)	(10,554)
Settlements	—	—

Ending balance	$10,999	$10,999

(1)	Unrecognized state tax benefits are not adjusted for the Federal tax impact.
Synovus recognizes interest and penalties related to unrecognized income tax benefits as a component of income tax expense. Accrued interest and penalties on unrecognized tax benefits totaled $3.4 million and $1.7 million as of January 1, 2007 and September 30, 2007, respectively. The total amount of unrecognized income tax benefits as of January 1, 2007 and

September 30, 2007 that, if recognized, would affect the effective tax rate is $13.4 million and $9.0 million (net of the Federal benefit on state tax issues) respectively, which includes interest and penalties of $2.2 million and $1.2 million.
Note 9 — Guarantees and Indemnifications
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
Note 10 — Recently Adopted Accounting Pronouncements
In March 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 156, “Accounting for Servicing of Financial Assets” (SFAS No. 156). SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. Synovus adopted SFAS No. 156 effective January 1, 2007. The impact of adoption of SFAS No. 156 was not material to Synovus’ financial position, results of operations or cash flows.
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

Note 11 — Subsequent Events
TSYS Spin-off
On October 25, 2007, Synovus announced that its Board of Directors has approved an agreement and plan of distribution with TSYS to spin-off to Synovus’ shareholders the shares of TSYS stock currently owned by Synovus. Synovus currently owns 80.7% of TSYS. The spin-off is expected to be tax-free to Synovus and its shareholders. The distribution of the approximately 159.6 million TSYS shares owned by Synovus will be made to Synovus shareholders on a pro-rata basis and is expected to occur on December 31, 2007. The record date for this distribution is currently expected to be on or about December 18, 2007. After the spin-off occurs, Synovus will report the historical consolidated results of operations of TSYS as discontinued operations in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Pursuant to SFAS No. 144, this presentation is not permitted until the closing date.
Based on the number of Synovus shares outstanding as of September 30, 2007, Synovus expects that it would distribute approximately 0.49 share of TSYS for each share of Synovus stock; however, the final distribution ratio will be based on the number of Synovus shares outstanding on the record date and, accordingly, the preliminary distribution ratio is subject to change. Synovus shareholders will receive cash in lieu of fractional shares for amounts of less than one TSYS share.
Pursuant to the agreement and plan of distribution, TSYS will pay on a pro rata basis to its shareholders, including Synovus, a one-time cash dividend of $600 million, or approximately $3.04 per TSYS share, based on the number of TSYS shares outstanding as of September 30, 2007. The final per share dividend will be determined based on the number of TSYS shares outstanding on the record date for the TSYS cash dividend, which record date is currently expected to be on or around December 17, 2007. Pursuant to the agreement and plan of distribution, Synovus will receive approximately $485 million in proceeds from this one-time cash dividend.
Both the distribution of the TSYS shares by Synovus and the payment of the one-time cash dividend by TSYS are subject to certain conditions, including the approval of the spin-off by the Georgia Department of Banking and Finance, which are set forth in the agreement and plan of distribution between the parties.
Visa Inc. Litigation Settlement
On October 3, 2007, Visa Inc. (Visa) announced that it had completed restructuring transactions in preparation for its initial public offering planned for 2008. On November 7, 2007, Visa announced that it had reached a settlement with American Express involving certain litigation. Synovus has a membership interest in Visa. Synovus and other member banks have obligations to share in certain losses under various agreements with Visa in connection with this and other litigation in accordance with their proportionate membership interest. In consideration of this development, Synovus has recorded a $12.0 million liability for the litigation settlement and a corresponding pre-tax expense for the three months ended September 30, 2007.

ITEM 2 MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Executive Summary
The following financial review provides a discussion of Synovus’ financial condition, changes in financial condition, and results of operations.
About Our Business
Synovus is a diversified financial services holding company, based in Columbus, Georgia, with approximately $34 billion in assets. Synovus operates two business segments: the Financial Services segment and the Transaction Processing Services segment. The Financial Services segment provides integrated financial services including banking, financial management, insurance, mortgage, and leasing services through 37 subsidiary banks and other Synovus offices in five southeastern states. At September 30, 2007, our subsidiary banks ranged in size from $109.0 million to $7.04 billion in total assets. The Transaction Processing Services segment provides electronic payment processing services through our 81% owned subsidiary Total System Services, Inc. (TSYS), one of the world’s largest companies for outsourced payment services. Our ownership in TSYS gives us a unique business mix: for the first nine months of 2007, 54% of our consolidated revenues and 35% of our net income came from TSYS. See Note 11 and the discussion on page 21 regarding Synovus’ intended distribution of its ownership interest in TSYS to Synovus’ shareholders in a spin-off transaction.
Our Key Financial Performance Indicators
In terms of how we measure success in our business, the following are our key financial performance indicators:
Financial Services
•	Loan Growth

•	Core Deposit Growth

•	Net Interest Margin

•	Credit Quality

•	Fee Income Growth

•	Expense Management
TSYS
•	Revenue Growth

•	Expense Management

•	Operating Margin
2007 Financial Performance Highlights
Consolidated
•	On October 25, 2007, Synovus originally reported results of operations for the three and nine months ended September 30, 2007, which have been subsequently revised based on information received very recently pursuant to our obligations relative to our membership interest in Visa Inc. In light of this information, Synovus recorded a $12.0 million liability and a corresponding pre-tax expense in the third quarter of 2007. This resulted in a $7.1 million reduction in net income, or a 2 cent reduction in diluted net income per share, for the first nine months of 2007.

•	Net income of $134.9 million, down 12.4%, and $444.4 million, up 0.7% for the three and nine months ended September 30, 2007, as compared to the same periods in 2006. Excluding spin-off related expenses, net income for the three and nine months ended September 30, 2007 was $140.6 million, down 8.8%, and $450.4 million, up 2.1%, respectively, as compared to the same periods in 2006.

•	Diluted net income per share of $0.41 for the three months ended September 30, 2007, down 13.3%, and $1.35 for the nine months ended September 30, 2007, down 1.5%, compared to the same periods a year ago. Excluding spin-off related expenses, diluted net income per share of

$0.43 for the three months ended September 30, 2007, down 9.7%, and $1.37 for the nine months ended September 30, 2007, down 0.2%, as compared to the same periods in the previous year.
Presentation of net income and diluted net income per share excluding the expenses associated with the intended TSYS spin-off are non-GAAP (Generally Accepted Accounting Principles) financial measures. The following table reconciles net income and diluted net income per share, comparing non-GAAP financial measures to GAAP financial measures.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands, except per share data)	2007	2006	% Chg	2007	2006	% Chg

Financial Services:
Net income	$79,332	109,983	(27.9%)	289,387	310,127	(6.7%)
Spin-off related expenses incurred by Synovus Financial Services, net of income taxes	4,245	—	nm	4,606	—	nm

Net income as adjusted	83,577	109,983	(24.0)	293,993	310,127	(5.2%)

TSYS:
Net income, net of minority interest	55,611	44,083	26.2	155,059	131,243	18.1
Spin-off related expenses incurred by TSYS, net of income taxes and minority interest	1,368	—	nm	1,368	—	nm

Net income as adjusted	56,979	44,083	29.3	156,427	131,243	19.2

Consolidated net income as adjusted	$140,556	154,066	(8.8%)	450,420	441,370	2.1%

Net income per diluted share	$0.41	0.47	(13.3%)	1.35	1.37	(1.5%)
Spin-off related expenses, net of income taxes and minority interest	0.02	—	nm	0.02	—	nm

Net income per diluted share as adjusted	$0.43	0.47	(9.7%)	1.37	1.37	(0.2%)

Note:
nm = not meaningful
Synovus believes that the above non-GAAP financial measures provide meaningful information to assist investors in understanding Synovus’ financial results, exclusive of items that management believes are not reflective of its ongoing operating results. The non-GAAP measures should not be considered by themselves or as a substitute for the GAAP measures. The non-GAAP measures should be considered as an additional view of the way Synovus’ financial measures are affected by the non-recurring transaction costs associated with the intended distribution of Synovus’ ownership interest in TSYS to Synovus’ shareholders in a spin-off transaction.
Financial Services
•	Net income of $79.3 million, down 27.9%, and $289.4 million, down 6.7% for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. Excluding spin-off related expenses, net income of $83.6 million, down 24.0%, and $294.0 million, down 5.2%, for the three and nine months ended September 30, 2007 as compared to the same periods in the previous year.

•	Net interest margin: 4.02% and 4.05% for the three and nine months ended September 30, 2007, respectively, as compared to 4.30% and 4.34% for the same periods in 2006.

•	Loan growth: 6.5% increase from September 30, 2006

•	Credit quality:
•	Non-performing assets ratio of 1.16%, compared to 0.50% at December 31, 2006 and 0.52% at September 30, 2006.

•	Past dues over 90 days and still accruing interest as a percentage of total loans of 0.09%, compared to 0.14% at December 31, 2006 and 0.07% at September 30, 2006.

•	Total past dues over 30 days and still accruing interest as a percentage of total loans of 0.89% compared to 0.62% at December 31, 2006 and 0.58% at September 30, 2006.

•	Net charge-off ratio of 0.51% for the three months ended September 30, 2007 compared to 0.20% for the three months ended September 30, 2006, and 0.30% compared to 0.21% for the first nine months of 2007 and 2006, respectively.
•	Core deposit (total deposits less brokered time deposits) growth: 3.3% increase from September 30, 2006.

•	Fee income: up 18.9% for the three months ended September 30, 2007 and 10.8% for the nine months ended September 30, 2007 compared to the corresponding periods in the prior year.

•	Non-interest expense up 13.3% and 8.6% for the three and nine months ended September 30, 2007, respectively, compared to the corresponding periods in the prior year (up 4.8% and 5.7%, respectively, excluding spin-off related expenses and the Visa litigation settlement expense).
TSYS
•	Revenue growth before reimbursable items: 4.9% and 5.1% for the three and nine months ended September 30, 2007 compared to the corresponding periods in the prior year.

•	Expense growth before reimbursable items: (0.8)% and 1.0% for the three and nine months ended September 30, 2007 compared to the corresponding periods in the prior year.

•	Net income growth: 26.7% and 18.3% for the three and nine months ended September 30, 2007 compared to the corresponding periods in the prior year.
Other highlights at TSYS include:
•	TSYS and Discover Financial Services signed an issuer processor agreement, under which terms TSYS will process prepaid and credit card transactions on the Discover network.

•	TSYS and Nationwide signed an agreement which will allow TSYS to process Nationwide’s credit card account portfolio and operate a customer care center for member support services, scheduled to begin during the first quarter of 2008. Based on the scope of services, Nationwide would rank among TSYS’ largest clients.

•	TSYS and The Gift Voucher Shop (GVS) successfully launched GVS’ One4all retail gift card campaign in post offices throughout Ireland and on the GVS Web site.
Other highlights at Synovus include:
•	On October 25, 2007, Synovus announced that its Board of Directors has approved an agreement and plan of distribution with TSYS to spin-off to Synovus’ shareholders the shares of TSYS stock currently owned by Synovus. Synovus currently owns 80.7% of TSYS. The spin-off is expected to be tax-free to Synovus and its shareholders. The distribution of the approximately 159.6 million TSYS shares owned by Synovus will be made to Synovus shareholders on a pro-rata basis and is expected to occur on December 31, 2007. The record date for this distribution is currently expected to be on our about December 18, 2007.

Based on the number of Synovus shares outstanding as of September 30, 2007, Synovus expects that it would distribute approximately 0.49 share of TSYS for each share of Synovus stock; however, the final distribution ratio will be based on the number of Synovus shares outstanding on the record date and, accordingly, the preliminary distribution ratio is subject to change. Synovus shareholders will receive cash in lieu of fractional shares for amounts of less than one TSYS share.

Pursuant to the agreement and plan of distribution, TSYS will pay on a pro rata basis to its shareholders, including Synovus, a one-time cash dividend of $600 million, or approximately $3.04 per TSYS share, based on the number of TSYS shares outstanding as of September 30, 2007. The final per share dividend will be determined based on the number of TSYS shares outstanding on the record date for the TSYS cash dividend, which record date is currently expected to be on our around December 17, 2007. Pursuant to the agreement and plan of distribution, Synovus will receive approximately $485 million in proceeds from this one-time cash dividend.

Both the distribution of the TSYS shares by Synovus and the payment of the one-time cash dividend by TSYS are subject to certain conditions, including the approval of the spin-off by the Georgia Department of Banking and Finance, which are set forth in the agreement and plan of distribution between the parties.

Immediately following the distribution of TSYS shares, Synovus intends to adjust its dividend so that Synovus’ shareholders who retain their TSYS shares will initially receive, in the aggregate, the same dividend per share that existed before the spin-off. As a result, Synovus will lower its annual dividend per share from $0.82 to approximately $0.68 and, immediately following the spin-off, TSYS intends for its annual dividend per share to remain at $0.28, which translates to an aggregate $0.82 dividend per share to Synovus shareholders who retain their TSYS shares. Decisions regarding future dividends will be made independently by the Synovus Board of Directors and the TSYS Board of Directors for their respective companies.

•	On October 3, 2007, Visa announced that it had completed restructuring transactions in preparation for its initial public offering planned for 2008. On November 7, 2007, Visa announced that it had reached a settlement with American Express involving certain litigation. Synovus has a membership interest in Visa. Synovus and other member banks have obligations to share in certain losses under various agreements with Visa in connection with this and other litigation. Accordingly, Synovus recorded a $12.0 million liability and a corresponding pre-tax expense, which reduced net income by $7.1 million (or a 2 cent reduction in diluted net income per share), for the three and nine months ended September 30, 2007. Synovus expects that its proportionate share of the proceeds of the planned Visa initial public offering will offset this liability in future periods.
2007 Earnings Outlook
Synovus expects 2007 diluted net income per share to be approximately $1.83, based in part upon the following assumptions for the year:
•	Mid single digit loan growth.

•	Net interest margin of approximately 4.04%.

•	Net charge-off ratio of approximately 0.34%.

•	Synovus’ share of the Visa litigation settlement obligation not exceeding $12.0 million.
The aforementioned earnings guidance of approximately $1.83 does not include the expenses associated with the planned TSYS spin-off transaction.
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
Balance Sheet
During the first nine months of 2007, total assets increased $1.72 billion. The more significant increases consisted of loans, net of unearned income, up $1.12 billion, investment securities available for sale up $276.4 million, and other assets (primarily cash surrender value of bank owned life insurance and, to a lesser degree, other real estate) up $289.2 million.
Providing the necessary funding for the balance sheet growth during the first nine months of 2007, the core deposit base (total deposits excluding brokered time deposits) grew $172.1 million, federal funds purchased and other short-term liabilities increased $995.9 million, Federal Home Loan Bank advances (a component of long-term debt) increased $336.0 million, and shareholders’ equity increased $352.9 million.

Trading Account Assets
The trading account assets portfolio is substantially comprised of mortgage-backed securities which are bought and held principally for sale and delivery to correspondent and retail customers of Synovus. Trading account assets are reported on the consolidated balance sheets at fair value, with unrealized gains and losses included in other operating income on the consolidated statements of income. Synovus recognized a net gain on trading account assets of $666 thousand and a net loss of $136 thousand for the nine and three months ended September 30, 2007, respectively, compared to net gains of $1.2 million and $781 thousand for the same periods in the prior year.
Loans
At September 30, 2007, loans outstanding were $25.77 billion, an increase of $1.58 billion, or 6.5%, compared to September 30, 2006. On a sequential quarter basis, total loans outstanding grew by $232.9 million or 3.6% annualized.
Total loans as of September 30, 2007 for the five southeastern state areas in which Synovus’ banks are located include loans by state of: Georgia — $13.47 billion, South Carolina — $3.90 billion, Alabama — $3.62 billion, Florida — $3.59 billion, and Tennessee — $1.20 billion. As a percentage of the total loan portfolio, loans by state at September 30, 2007, December 31, 2006, and September 30, 2006 were: Georgia – 52.3%, 52.8%, and 52.5%, South Carolina – 15.1%, 14.5%, and 14.3%, Alabama – 14.1%, 14.5%, and 14.8%, Florida – 13.9%, 13.9%, and 14.0%, and Tennessee – 4.6%, 4.3%, and 4.4%, respectively.
At September 30, 2007, total loans in the Atlanta market were $5.1 billion, or 19.8% of the total loan portfolio, and increased $633.1 million, or 14.2%, compared to the same period in the prior year. The Atlanta market included commercial real estate (CRE) loans of $2.98 billion and commercial and industrial (C&I) loans of $1.73 billion at September 30, 2007. Compared to September 30, 2006, CRE loans and C&I loans in the Atlanta market increased by $295.7 million, or 11.0%, and $308.8 million, or 21.7%, respectively. On a sequential quarter basis, Atlanta market loans grew at an annualized rate of 7.7%, CRE loans grew at an annualized rate of 1.2%, and C&I loans grew at an annualized rate of 20.7%.
Total loans in coastal markets were $3.55 billion, representing 13.8% of the total loan portfolio at September 30, 2007, and increased $184.3 million, or 5.5%, compared to the same period in the prior year. Compared to September 30, 2006, CRE loans in the coastal market decreased $44.0 million, or 2.5%, and C&I loans increased $180.7 million, or 15.4%. On a sequential quarter basis, loans in coastal markets grew at an annualized rate of 0.9%, CRE loans decreased at an annualized rate of 13.1%, and C&I loans grew at annualized rate of 10.2%.
Total loans in other markets (excluding the Atlanta and coastal markets) at September 30, 2007 were $17.11 billion, or 66.4% of the total loan portfolio, and increased $761.9 million, or 4.7% compared to the same period in the prior year. Compared to September 30, 2006, CRE loans increased $345.8 million, or 5.4%, while C&I loans increased $183.1 million, or 2.5%. On a sequential quarter basis, loans in other markets grew at annualized rates of 3.0%, CRE loans grew at an annualized rate of 2.5%, and C&I loans decreased at annualized rate of 1.1%.
Loans for land acquisition grew by $73.6 million, or 7.0% annualized, from December 31, 2006, and increased $45.6 million, or 12.7% annualized, from June 30, 2007.

Loans for other investment property grew by $173.9 million, or 53.5% annualized, from December 31, 2006, and $201.3 million, or 49.5%, from September 30, 2006. Loans for other investment property decreased by $35.9 million, or 22.1% annualized, from June 30, 2007. The primary areas which contributed to the decrease in other investment property as compared to the prior quarter were loans within the Florida markets and in two Georgia banks outside the Atlanta area. Other investment property consists of warehouses, manufacturing facilities, mini-storage facilities, and all other non-owner occupied CRE.
Loans for residential development increased $233.6 million, or 15.3% annualized, while loans for commercial development increased $60.8 million, or 9.3% annualized, from December 31, 2006. On a linked-quarter basis, loans for residential development decreased $28.0 million, or 4.8% annualized, while loans for commercial development increased $16.5 million, or 7.1% annualized.
Retail loans at September 30, 2007 total $3.87 billion, representing 15.0% of the total loan portfolio. Total retail loans grew by 8.7% on a year over year basis and 14.7% on a sequential quarter basis, led principally by growth in home equity and consumer mortgage loans.
Credit Quality
The non-performing assets ratio (non-performing loans plus other real estate divided by total loans plus other real estate) was 1.16% at September 30, 2007 compared to 0.87% at June 30, 2007 and 0.50% at December 31, 2006. The net charge-off ratio for the three months ended September 30, 2007 was 0.51% compared to 0.20% for the same period of 2006. The net charge-off ratio for the nine months ended September 30, 2007 was 0.30% compared to 0.21% for the same period of 2006 and 0.26% for the year ended December 31, 2006.
The provision for losses on loans was $58.8 million for the three months ended September 30, 2007 compared to $18.4 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, the provision for loan losses was $99.6 million compared to $56.4 million for the same period in 2006. For the nine months ended September 30, 2007, total provision expense covered net charge-offs by 1.74 times compared to 1.57 times for the same period a year ago.
Non-performing assets, net charge-offs, and provision expense as of and for the three months ended September 30, 2007 were significantly impacted by Synovus’ loan portfolio in the greater Ft. Myers, Florida area (primarily residential construction loans). Total loans within the greater Ft. Myers area portfolio accounted for 16 basis points of the non-performing assets ratio at September 30, 2007 (or 7 basis points of the sequential quarter increase); $17.0 million or 27 basis points of the net charge-off ratio for the third quarter; and $21.2 million of the total provision expense for the third quarter. To a lesser extent, the one-to-four family residential development portfolios located in markets in south Atlanta and portions of the west coast of the Florida peninsula outside the greater Ft. Myers area also contributed to the increase in non-performing loans and provision for loan losses during the third quarter.
Total past due loans (and still accruing interest) were 0.89% of total loans at September 30, 2007 compared to 0.64% at June 30, 2007 and 0.62% at December 31, 2006. The sequential quarter increase was primarily due to increases in loans 30-89 days past due within the investment properties and one to four family residential portfolios in the west coast of the Florida peninsula, the Florida panhandle, and the Atlanta markets. Loans over 90 days past due and still accruing interest at September 30, 2007 were $22.7 million, or 0.09% of total loans, compared to 0.09% at June 30, 2007 and 0.14% at December 31, 2006. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments on the loans. Management further believes the resolution of these delinquencies will not cause a material increase in non-performing assets.
The allowance for loan losses is $356.9 million, or 1.38% of net loans, at September 30, 2007 compared to $314.5 million, or 1.28% of net loans, at December 31, 2006. The allowance to non-performing loans coverage was 159.29% at September 30, 2007, compared to 325.45% at December 31, 2006. The change in the coverage ratio was impacted by the increase in collateral dependent impaired loans, which have no allowance for loan losses since the estimated losses have been recognized as current period charge offs.

(Dollars in thousands)	September 30, 2007	December 31, 2006
Non-performing loans	$224,055	96,622
Other real estate	76,514	25,923

Non-performing assets	$300,569	122,545

Loans over 90 days past due and still accruing	$22,667	34,495

As a % of loans	0.09%	0.14%

Allowance for loan losses	$356,887	314,459

Allowance for loan losses as a % of loans	1.38%	1.28%

As a % of loans and other real estate:
Non-performing loans	0.87%	0.39%
Other real estate	0.29	0.11

Non-performing assets	1.16%	0.50%

Allowance to non-performing loans	159.29%	325.45%

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

The following table shows the composition of the loan portfolio and non-performing loans (classified by loan type) as of September 30, 2007.

				% of
			Total	Total
		% of	Non-	Non-
(Dollars in thousands)		Total Loans	performing	performing
Loan Type	Total Loans	Outstanding	Loans	Loans
Multi-Family	$449,814	1.8%	$345	0.2%
Hotels	591,527	2.3	—	—
Office Buildings	881,138	3.4	4,467	2.0
Shopping Centers	739,334	2.9	83	—
Commercial Development.	937,367	3.6	6,125	2.7
Other Investment Property	608,227	2.4	324	0.2

Total Investment Properties	4,207,407	16.4	11,344	5.1

1-4 Family Construction	2,302,842	8.9	59,642	26.6
1-4 Family Perm /Mini-Perm	1,219,577	4.7	13,268	5.9
Residential Development	2,269,844	8.8	56,541	25.2

Total 1-4 Family Properties	5,792,263	22.4	129,451	57.7

Land Acquisition	1,476,042	5.7	8,782	3.9

Total Commercial Real Estate	11,475,712	44.5	149,577	66.7

Commercial, Financial, and Agricultural	6,281,941	24.4	43,935	19.6
Owner-Occupied	4,197,447	16.3	11,725	5.2

Total Commercial and Industrial	10,479,388	40.7	55,660	24.8

Home Equity	1,478,694	5.7	3,232	1.5
Consumer Mortgages	1,620,730	6.3	12,934	5.8
Credit Cards	280,192	1.1	—	—
Other Retail Loans	485,928	1.9	2,652	1.2

Total Retail	3,865,544	15.0	18,818	8.5
Unearned Income	(45,988)	(0.2)	—	—

Total	$25,774,656	100.0%	$224,055	100.0%

     The following table compares the composition of the loan portfolio at September 30, 2007, December 31, 2006, and September 30, 2006.

	Total Loans			Total Loans
			September		September
			30, 2007 vs.		30, 2007 vs.
			Dec. 31,		September
(Dollars in thousands)	September	Dec. 31,	2006	September	30, 2006
Loan Type	30, 2007	2006	% change (1)	30, 2006	% change
Multi-Family	$449,814	$505,586	(14.7)%	$517,644	(13.1)%
Hotels	591,527	643,180	(10.7)	642,330	(7.9)
Office Buildings	881,138	881,658	(0.1)	888,397	(0.8)
Shopping Centers	739,334	764,924	(4.5)	749,189	(1.3)
Commercial Development	937,367	876,570	9.3	958,636	(2.2)
Other Investment Property	608,227	434,298	53.5	406,880	49.5

Total Investment Properties	4,207,407	4,106,216	3.3	4,163,076	1.1

1-4 Family Construction	2,302,842	2,347,025	(2.5)	2,244,886	2.6
1-4 Family Perm /Mini-Perm	1,219,577	1,193,895	2.9	1,199,959	1.6
Residential Development	2,269,844	2,036,207	15.3	1,963,061	15.6

Total 1-4 Family Properties	5,792,263	5,577,127	5.2	5,407,906	7.1

Land Acquisition	1,476,042	1,402,402	7.0	1,307,168	12.9

Total Commercial Real Estate	11,475,712	11,085,745	4.7	10,878,150	5.5

Commercial, Financial, and Agricultural	6,281,941	5,875,854	9.2	5,711,488	10.0
Owner-Occupied	4,197,447	4,080,743	3.8	4,097,768	2.4

Total Commercial and Industrial	10,479,388	9,956,597	7.0	9,809,256	6.8

Home Equity	1,478,694	1,364,030	11.2	1,272,804	16.2
Consumer Mortgages	1,620,730	1,517,849	9.1	1,512,091	7.2
Credit Cards	280,192	276,269	1.9	266,205	5.3
Other Retail Loans	485,928	500,757	(4.0)	506,490	(4.1)

Total Retail	3,865,544	3,658,905	7.6	3,557,590	8.7

Unearned Income	(45,988)	(46,695)	(2.0)	(52,400)	(12.2)

Total	$25,774,656	$24,654,552	6.1%	$24,192,596	6.5%

(1)	Percentage changes are annualized.

Deposits
Total deposits at September 30, 2007 were $24.33 billion, a decrease of $672.8 million, or 10.7% annualized, compared to June 30, 2007, and an increase of $362.5 million, or 1.5%, compared to September 30, 2006. Total deposits excluding brokered time deposits (core deposits) decreased $269.9 million, or 4.9% on an annualized basis, compared to June 30, 2007, and increased $688.7 million, or 3.3%, compared to September 30, 2006 . The decrease in total deposits compared to the prior quarter was primarily due to a decline in brokered time deposits and, to a lesser degree, a decline in core time deposits, while the growth in deposits compared to the prior year was driven by growth in money market accounts. The growth in money market deposit balances reflects a continued customer preference towards this type of product.
On a sequential quarter basis, average core deposits declined $92.4 million, or 1.7% annualized. The primary contributor to the decline was a decrease in time deposit and NOW accounts, which was partially offset by growth in money market accounts.
Capital Resources and Liquidity
Synovus has always placed great emphasis on maintaining a strong capital base and continues to exceed regulatory capital requirements. Additionally, based on internal calculations and previous regulatory exams, each of the subsidiary banks is currently in compliance with regulatory capital guidelines. Total risk-based capital was $4.72 billion at September 30, 2007, compared to $4.32 billion at December 31, 2006. The ratio of total risk-based capital to risk-weighted assets was 14.92% at September 30, 2007 compared to 14.43% at December 31, 2006. The leverage ratio was 11.16% at September 30, 2007 compared to 10.64% at December 31, 2006. The equity-to-assets ratio was 12.08% at September 30, 2007 compared to 11.64% at year-end 2006. Synovus projects that the aforementioned intended spin-off of TSYS will reduce Synovus’ total equity by approximately $700 million, which will result in a ratio of total risk-based capital to risk-weighted assets of approximately 12.9%, a leverage ratio of approximately 9.0%, a tangible common equity to total assets ratio of approximately 8.8%, and a Tier I capital ratio of approximately 9.4%.
Synovus’ management, operating under liquidity and funding policies approved by the Board of Directors, actively analyzes and manages the liquidity position in coordination with the subsidiary banks. Management must ensure that adequate liquidity, at a reasonable cost, is available to meet the cash flow needs of depositors, borrowers, and creditors. Management constantly monitors and maintains appropriate levels of assets and liabilities so as to provide adequate funding sources to meet estimated customer deposit withdrawals and future loan requests. Subsidiary banks have access to overnight federal funds lines with various financial institutions, which can be drawn upon for short-term liquidity needs. subsidiary banks made greater use of this funding source during the third quarter to replace maturities of brokered time deposits and seasonal outflows of core deposits. Synovus anticipates reducing its utilization of this funding source during the fourth quarter of 2007.
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
The consolidated statements of cash flows detail cash flows from operating, investing, and financing activities. For the nine months ended September 30, 2007, operating activities provided net cash of $402.2 million, investing activities used $1.63 billion, and financing activities provided $1.29 billion, resulting in an increase in cash and due from banks of $54.2 million.
Earning Assets, Sources of Funds, and Net Interest Income
Average total assets for the first nine months of 2007 were $32.62 billion, an increase of 11.2% compared to the first nine months of 2006. Average earning assets increased 10.8% in the first nine months of 2007 compared to the same period in 2006, and represented 88.7% of average total assets. When compared to the same period last year, average deposits increased $2.41 billion, average federal funds purchased and other short-term liabilities increased $158.2 million, average long-term debt increased $1.7 million, and average shareholders’ equity increased $592.6 million. This growth provided the funding for $2.35 billion growth in average net loans, a $444.5 million growth in average investments, and a $40.2 million increase in average mortgage loans held for sale.
Net interest income for the nine months ended September 30, 2007 was $872.3 million, an increase of $30.1 million, or 3.6%, compared to $842.2 million for the nine months ended September 30, 2006. Net interest income for the three months ended September 30, 2007 was $294.2 million, an increase of $1.6 million, or 0.5%, compared to $292.6 million for the three months ended September 30, 2006.
The net interest margin for the nine months ended September 30, 2007 was 4.05%, down 29 basis points from 4.34% for the nine months ended September 30, 2006. Compared to the nine months ended September 30, 2006, earning asset yields increased by 25 basis points, principally driven by a 23 basis point increase in loan yields, which was offset by an increase of 54 basis points in the effective cost of funds. The increase in the effective cost of funds compared to the nine months ended September 30, 2006 was primarily due to a continued deposit mix shift from lower cost transaction accounts to higher yielding money market accounts, and a 75 basis point increase in the cost of time deposits, excluding brokered deposits.
On a sequential quarter basis, net interest income increased by $2.3 million, while the net interest margin decreased 3 basis points to 4.02%. The net interest margin decline was comprised of a 3 basis point decrease in the yield on earning assets and no change in the effective cost of funds. The decrease in the yield on earning assets was due to a higher level of loan interest charge-offs and higher non-performing asset levels.
Synovus expects the net interest margin for the year to be approximately 4.04%. Opportunities for repricing higher cost certificates of deposit and maturing lower yielding investments should provide positive support for the margin during the fourth quarter of 2007. Competitive deposit market conditions and the potential for further short-term interest rate decreases by the Federal Reserve are the primary margin challenges faced by Synovus.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below:

	2007			2006
	Third	Second	First	Fourth	Third
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Interest Earning Assets
Taxable Investment Securities	$3,495,017	3,420,831	3,301,137	3,178,852	3,025,507
Yield	4.82%	4.83	4.77	4.51	4.39
Tax-Exempt Investment Securities	$170,211	178,183	185,012	193,737	197,024
Yield	6.74%	6.75	6.84	6.95	6.70
Trading Account Assets	$56,217	59,311	64,204	34,471	53,181
Yield	7.06%	6.47	5.65	6.67	5.30
Commercial Loans	$21,820,687	21,739,107	21,242,921	20,791,108	20,407,139
Yield	8.13%	8.20	8.24	8.25	8.23
Consumer Loans	$915,847	896,267	928,256	928,521	929,964
Yield	8.17%	8.14	8.01	7.98	7.96
Mortgage Loans	$1,152,621	1,110,754	1,081,760	1,089,794	1,091,425
Yield	7.10%	7.03	6.98	6.99	6.93
Credit Card Loans	$277,445	275,105	270,444	268,705	265,120
Yield	10.96%	10.64	11.17	10.89	10.86
Home Equity Loans	$1,444,411	1,407,005	1,385,012	1,316,842	1,252,803
Yield	7.80%	7.82	7.68	7.82	7.97
Allowance for Loan Losses	$(335,406)	(329,028)	(317,977)	(317,603)	(318,195)

Loans, Net	$25,275,605	25,099,210	24,590,416	24,077,367	23,628,256
Yield	8.21%	8.26	8.28	8.29	8.29
Mortgage Loans Held for Sale	$176,448	163,364	160,482	149,113	130,196
Yield	6.91%	6.18	6.07	6.02	6.51
Federal Funds Sold and Other Short-Term Investments	$89,754	131,092	147,932	120,804	155,200
Yield	5.53%	5.42	5.61	5.40	5.32

Total Interest Earning Assets	$29,263,252	29,051,991	28,449,183	27,754,344	27,189,364
Yield	7.78%	7.81	7.82	7.83	7.81

Interest Bearing Liabilities
Interest Bearing Demand Deposits	$3,047,279	3,141,899	3,113,531	3,034,375	2,946,646
Rate	2.24%	2.28	2.30	2.18	2.03
Money Market Accounts	$7,588,170	7,388,012	7,083,633	6,956,181	6,587,365
Rate	4.44%	4.49	4.49	4.45	4.38
Savings Deposits	$479,479	497,422	502,948	514,317	547,779
Rate	0.48%	0.57	0.68	0.72	0.72
Time Deposits under $100,000	$2,917,089	3,020,881	3,037,815	3,003,141	2,917,518
Rate	4.81%	4.85	4.79	4.64	4.38
Time Deposits over $100,000 (less brokered time deposits)	$4,029,091	4,118,221	4,101,471	3,997,493	3,756,853
Rate	5.12%	5.19	5.15	5.07	4.92

Total Interest Bearing Core Deposits	$18,061,108	18,166,435	17,839,398	17,505,507	16,756,161
Rate	4.18%	4.22	4.20	4.12	3.97
Brokered Time Deposits	$3,188,310	3,175,161	3,030,793	3,137,889	3,165,905
Rate	5.19%	5.05	5.08	5.01	4.85

Total Interest Bearing Deposits	$21,249,418	21,341,596	20,870,191	20,643,396	19,922,066
Rate	4.33%	4.34	4.33	4.26	4.11
Federal Funds Purchased and Other Short-Term Liabilities	$1,928,206	1,711,310	1,690,049	1,283,832	1,553,699
Rate	4.70%	4.90	4.87	4.72	4.73
Long-Term Debt	$1,707,765	1,565,014	1,450,466	1,360,635	1,364,226
Rate	5.31%	5.12	5.05	4.90	4.57

Total Interest Bearing Liabilities	$24,885,389	24,617,920	24,010,706	23,287,863	22,839,991
Rate	4.43%	4.43	4.41	4.32	4.18

Non-Interest Bearing Demand Deposits	$3,384,998	3,372,063	3,372,105	3,469,233	3,528,942

Net Interest Margin	4.02%	4.05	4.10	4.20	4.30

Yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the nine months ended September 30, 2007 and 2006 are presented below:

	Nine Months Ended September 30,
(dollars in thousands)	2007	2006
Interest Earning Assets
Taxable Investment Securities	$3,406,372	2,953,046
Yield	4.81%	4.23
Tax-Exempt Investment Securities	$177,748	200,361
Yield	6.78%	6.76
Trading Account Assets	$59,881	46,143
Yield	6.36%	6.01
Commercial Loans	$21,603,021	19,525,640
Yield	8.19%	7.94
Consumer Loans	$913,411	872,702
Yield	8.11%	8.06
Mortgage Loans	$1,115,304	1,067,737
Yield	7.04%	6.81
Credit Card Loans	$274,357	261,812
Yield	10.92%	10.83
Home Equity Loans	$1,412,360	1,224,419
Yield	7.77%	7.66
Allowance for Loan Losses	$(327,534)	(306,981)

Loans, Net	$24,990,920	22,645,328
Yield	8.25%	8.02
Mortgage Loans Held for Sale	$166,823	126,676
Yield	6.41%	6.74
Federal Funds Sold and Other Short-Term Investments	$122,713	138,100
Yield	5.52%	4.99

Total Interest Earning Assets	$28,924,456	26,109,655
Yield	7.80%	7.55

Interest Bearing Liabilities
Interest Bearing Demand Deposits	$3,100,661	2,996,850
Rate	2.27%	1.82
Money Market Accounts	$7,355,120	6,197,678
Rate	4.47%	4.00
Savings Deposits	$493,197	552,389
Rate	0.58%	0.63
Time Deposits under $100,000	$2,991,486	2,720,523
Rate	4.81%	3.97
Time Deposits over $100,000 (less brokered time deposits)	$4,082,663	3,398,127
Rate	5.15%	4.49

Total Interest Bearing Core Deposits	$18,023,126	15,865,567
Rate	4.20%	3.57
Brokered Time Deposits	$3,131,998	2,759,923
Rate	5.11%	4.59

Total Interest Bearing Deposits	$21,155,124	18,625,491
Rate	4.33%	3.72
Federal Funds Purchased and Other Short-Term Liabilities	$1,777,394	1,618,723
Rate	4.82%	4.56
Long-Term Debt	$1,575,364	1,573,702
Rate	5.17%	4.54

Total Interest Bearing Liabilities	$24,507,882	21,817,915
Rate	4.42%	3.85

Non-Interest Bearing Demand Deposits	$3,376,436	3,495,100

Net Interest Margin	4.05%	4.34

The tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities is shown in the following table. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.
The following table summarizes the components of net interest income for the nine and three months ended September 30, 2007 and 2006.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Interest income	$1,684,617	1,470,836	572,276	533,629
Taxable-equivalent adjustment	3,887	4,369	1,238	1,410

Interest income, Taxable-equivalent	1,688,504	1,475,205	573,514	535,039
Interest expense	812,284	628,594	278,113	241,027

Net interest income, Taxable-equivalent	$876,220	846,611	295,401	294,012

Non-Interest Income
Total non-interest income during the nine and three months ended September 30, 2007 increased $93.9 million, or 6.1%, and $34.1 million, or 6.5%, compared to the same periods a year ago, respectively. Excluding reimbursable items, the increase in non-interest income was 6.5% and 8.2%, compared to the same periods in 2006, respectively.
Financial Services:
Total non-interest income for the Financial Services segment for the nine and three months ended September 30, 2007 was $290.0 million and $106.2 million, an increase of 10.8% and 18.9%, respectively, from the same periods in 2006.
Service charges on deposit accounts, the single largest component of Financial Services fee income, were $83.2 million and $28.7 million for the nine and three months ended September 30, 2007, down 1.3% and 1.9% from the same periods in 2006, respectively. Service charges on deposit accounts consist of non-sufficient funds (NSF) fees (which represent 69.6% and 70.3% of the total for the nine and three months ended September 30, 2007), account analysis fees, and all other service charges.
NSF fees for the nine and three months ended September 30, 2007 were $57.8 million and $20.2 million, unchanged from the same periods in 2006. Account analysis fees increased by $355 thousand, or 3.3%, to $11.2 million for the nine months ended September 30, 2007 compared to the same period in the prior year. Account analysis fees were $3.9 million for the three months ended September 30, 2007, an increase of $191 thousand, or 5.2%, compared to the same period in the prior year. All other service charges on deposit accounts, which consist primarily of monthly fees on consumer demand deposit accounts (DDA) and saving accounts, were $14.1 million for the nine months ended September 30, 2007, down $2.1 million, or 12.7%, compared to the same period in 2006. For the three months ended September 30, 2007, all other service charges on deposit accounts were $4.7 million, down $757 thousand, or 13.9%, compared to the same period in 2006. All other service charges on demand deposit accounts for the nine and three months ended September 30, 2007 declined in comparison to the same periods in 2006 as a result of the continued increase in checking accounts with no monthly service charges as well as the discontinuance of certain online banking fees.
Bankcard fees increased 6.9% to $35.4 million for the nine months ended September 30, 2007, and increased 4.2% to $11.9 million for the three months ended September 30, 2007, compared to the same periods in 2006. The increase in bankcard fees reflects normal growth of both credit and debit card fees plus fees resulting from increased volume of credit card transactions. Financial management services revenues (which primarily consist of fiduciary and asset management fees, brokerage and investment banking revenue, and customer interest rate swap revenue which is included in other fee income) increased 9.0% to $66.0 million for the nine months ended September 30, 2007, and increased 12.4% to $22.6 million for the three months ended September 30, 2007, as compared to the same periods in 2006. The financial management services revenue growth was led by increases in both brokerage revenues and fees from customer interest rate swap transactions. Mortgage banking income decreased $1.5 million, or 6.9%, for the nine months ended September 30, 2007, and decreased $2.5 million, or 29.4%, for the three months ended September 30, 2007, as compared to the same periods in 2006.
During the three months ended September 30, 2007, Synovus recognized a pre-tax gain of $2.9 million from the sale of MasterCard stock and recognized a pre-tax gain of $11.1 million resulting from increases in the fair value of investments by Synovus’ venture capital subsidiary, Total Technology Ventures, L.L.C. (TTV).
During the nine months ended September 30, 2007, Synovus recognized net pre-tax gains of $15.3 million resulting from net increases in the fair value of investments by TTV, and recognized a gain, net of applicable income taxes, of $4.2 million resulting from Synovus’ transfer of its four proprietary mutual funds to Sentinel Asset Management. The gain from the transfer of the mutual funds is reflected as income from discontinued operations in the consolidated statement of income for the nine months ended September 30, 2007.
Transaction Processing Services:
TSYS’ revenues are derived from providing electronic payment processing and related services to financial and non-financial institutions, generally under long-term processing contracts.
Accounts on File
TSYS provides services to its clients including processing consumer, retail, commercial, government services, stored-value and debit cards. Average accounts on file for the nine months ended September 30, 2007 were 412.1 million, a decrease of 0.4% from the average of 413.6 million for the same period in 2006. Total accounts on file at September 30, 2007 were 357.1 million, a 10.7% decrease compared to the 400.0 million accounts on file at September 30, 2006. The change in accounts on file from September 2006 to September 2007 included the deconversion of approximately 136.3 million accounts, the purging/sales of 9.6 million accounts, the addition of approximately 32.0 million accounts attributable to the internal growth of existing clients, and approximately 71.0 million accounts from new clients.
Major Customers
A significant amount of TSYS’ revenues is derived from long-term contracts with large clients, including its major customers. TSYS derives revenues from providing various processing,

merchant acquiring, and other services to these clients, including processing of consumer and commercial accounts, as well as revenues for reimbursable items. The loss of these clients, or any significant client, could have a material adverse effect on TSYS’ financial position, results of operations and cash flows.
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
Although the revenues associated with the Chase licensing arrangement are expected to be significantly lower than the revenues associated with the Chase consumer processing arrangement, management believes the impact should not have a material adverse effect on TSYS’ financial position, results of operations or cash flows, as TSYS has planned and implemented reductions of the resources dedicated to the consumer portfolio through employee attrition and/or redeployment, as well as through equipment lease expirations. TSYS expects to continue to support Chase in processing its commercial portfolio.
With the migration to a licensing arrangement and the resulting reduction in revenues, TSYS believes that the revenues from Chase for periods following the migration will represent less than 10% of TSYS’ total consolidated revenues.
Electronic Payment Processing Services
Revenues from electronic payment processing services increased $27.1 million, or 4.0%, and $6.9 million, or 3.0%, for the nine and three months ended September 30, 2007, respectively, compared to the same periods in 2006. Electronic payment processing revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements mailed, cards embossed and mailed, and other processing services for cardholder accounts on file. Cardholder accounts on file include active and inactive consumer credit, retail, debit, stored value, government services and commercial card accounts. Due to the strong organic growth of TSYS’ clients and the expanding use of cards as well as increases in the scope of services offered to clients, revenues relating to electronic payment processing services have continued to grow.
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
Revenues from merchant acquiring services are mainly generated by TSYS’ wholly owned subsidiary, TSYS Acquiring, and its majority owned subsidiary, GP Net. Merchant acquiring services revenues for the nine and three months ended September 30, 2007 were $190.1 million and $65.2 million, respectively, compared to $195.3 million and $65.5 million for the same periods in 2006. The decrease is attributable to client deconversions in the terminal distribution businesses as well as price compression. The losses were mitigated by the internal transaction growth of existing clients.
TSYS Acquiring’s results are driven by the authorization and capture transactions processed at the point-of-sale and the number of clearing and settlement transactions. TSYS Acquiring’s authorization and data capture transactions are primarily through dial-up or Internet connectivity.
Other Transaction Processing Services Revenues
Revenues from other transaction processing services consist primarily of revenues generated by TSYS’ wholly owned subsidiaries not included in electronic payment processing services or merchant acquiring services, as well as TSYS’ business process management services. Revenues from other transaction processing services increased $27.2 million, or 20.1%, for the nine months ended September 30, 2007, as compared to the same period in 2006. For the three months ended September 30, 2007, revenues from other transaction processing services increased $9.1 million, or 20.4%, as compared to the same period in 2006. The impact of acquisitions on other transaction processing service revenues for the nine and three months ended September 30, 2007 was $17.8 million and $6.9 million, respectively.
On November 16, 2006, TSYS announced a joint venture with Merchants called TSYS Managed Services. Merchants is a customer-contact company and a wholly-owned subsidiary of Dimension Data. Prior to the agreement, TSYS contracted with Merchants to provide managed services to TSYS’ international clients, and these services were characterized as reimbursable items. With the new agreement, these services are now characterized as other transaction processing services revenue.
In May 2006, TSYS’ collection subsidiary renegotiated a contract with its largest client. One of the provisions that changed related to the handling of attorney fees and court costs. In reviewing the indicators set forth in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” TSYS met the indicators of “gross-reporting.” Specifically, TSYS is the primary obligor and adds value as part of the service. As a result, TSYS has recognized $72.6 million and $28.7 million of attorney fees and court costs for the nine and three months ended September 30, 2007, respectively, as reimbursable items.
Equity in Income of Equity Investments
TSYS has two equity investments located in Mexico and China that are accounted for under the equity method of accounting. TSYS’ share of income from its equity investments was $2.0 million and $1.2 million, respectively, for the three months ended September 30, 2007 and 2006.

For the nine months ended September 30, 2007 and 2006, TSYS’ share of income from its equity in equity investments was $3.9 million and $3.1 million, respectively.
Non-Interest Expense
For the nine and three months ended September 30, 2007, total non-interest expense increased $65.2 million, or 4.1%, and $20.7 million, or 3.7%, compared to the same periods in 2006, respectively. Excluding reimbursable items, the increase was 4.0% and 4.8% compared to the same periods in the prior year, respectively. Management analyzes non-interest expense in two separate segments: Financial Services and Transaction Processing Services.
The following table summarizes non-interest expense for the nine months ended September 30, 2007 and 2006.

	Nine months ended		Nine months ended
	September 30, 2007(*)		September 30, 2006(*)
		Transaction		Transaction
	Financial	Processing	Financial	Processing
(In thousands)	Services	Services	Services	Services
Salaries and other personnel expense	$345,690	432,803	335,243	383,199
Net occupancy and equipment expense	82,914	201,672	73,899	223,806
Other operating expenses	164,281	158,395	151,961	179,077
Spin-off related expenses	4,606	1,692	—	—
Visa litigation settlement expense	12,000	—	—	—

Reimbursable items	—	280,597	—	268,589

Total non-interest expense	$609,491	1,075,159	561,103	1,054,671

The following table summarizes non-interest expense for the three months ended September 30, 2007 and 2006.

	Three months ended		Three months ended
	September 30, 2007(*)		September 30, 2006(*)
		Transaction		Transaction
	Financial	Processing	Financial	Processing
(In thousands)	Services	Services	Services	Services
Salaries and other personnel expense	$115,941	145,398	113,842	142,586
Net occupancy and equipment expense	28,055	69,368	25,566	74,941
Other operating expenses	56,429	51,412	51,899	52,748
Spin-off related expenses	4,245	1,692	—	—
Visa litigation settlement expense	12,000	—	—	—

Reimbursable items	—	98,543	—	99,477

Total non-interest expense	$216,670	366,413	191,307	369,752

(*)	The added totals are greater than the consolidated totals due to inter-segment balances which are eliminated in consolidation.
Financial Services:
Financial Services’ non-interest expense increased by 8.6% and 13.3% for the nine and three months ended September 30, 2007, respectively, compared to the nine and three months ended

September 30, 2006. Excluding spin-off related expenses and the Visa litigation settlement expense, Financial Services’ non-interest expense for the nine and three months ended September 30, 2007 increased by 5.7% and 4.8%, respectively, compared to the same periods in the previous year.
For the nine months ended September 30, 2007, salaries and other personnel expenses increased by $10.5 million, or 3.1%, and increased by $2.1 million, or 1.8%, for the three months ended September 30, 2007. Employment expenses associated with the addition of 20 new branch banking locations since September 30, 2006 plus annual compensation adjustments are reflected in these increases. Salaries and other personnel expenses include performance-based incentive benefits, which includes bonuses, profit sharing and employer 401(k) expenses. For the nine and three months ended September 30, 2007, Financial Services performance-based incentive benefits expense decreased by $20.9 million and $7.3 million, respectively, compared to the same periods in 2006.
Total employees for the Financial Services segment at September 30, 2007 were 7,280 compared to 7,189 at December 31, 2006 and 7,043 at September 30, 2006. The net addition of 91 employees during the first nine months of 2007 is primarily due to an increase in teller, branch, and seasonal positions.
Net occupancy and equipment expense for the nine months ended September 30, 2007 increased by $9.0 million, or 12.2% compared to the nine months ended September 30, 2006, and for the three months ended September 30, 2006, increased by $2.5 million, or 9.7%, compared to the same period in 2006. Other operating expenses for the nine and three months ended September 30, 2007 increased by $12.3 million, or 8.1%, and $4.5 million, or 8.7%, as compared to the nine and three months ended September 30, 2006. The increase in occupancy and equipment expenses includes incremental costs associated with acquisitions and the addition of new branch locations. Increased third party data processing fees, and to a lesser degree, the addition of branch locations, are reflected in the increase in other operating expenses.
Financial Services incurred advisory and legal expenses of $4.6 million and $4.2 million for the nine and three months ended September 30, 2007 in connection with the aforementioned intended spin-off by Synovus of its interest in TSYS to Synovus’ shareholders. These costs are included as a component of other operating expenses. Financial Services expects to incur additional spin-off related expenses, the majority of which will be incurred during the fourth quarter of 2007.
On November 7, 2007, Visa announced that it had reached a settlement with American Express involving certain litigation. Synovus has a membership interest in Visa. Synovus and other member banks have obligations to share in certain losses under various agreements with Visa in connection with this and other litigation. Accordingly, Synovus recorded a $12.0 million liability and a corresponding pre-tax expense for the three and nine months ended September 30, 2007.
Transaction Processing Services:
Total non-interest expense increased 1.9% and decreased 0.9% for the nine and three months ended September 30, 2007, compared to the same periods in 2006. Excluding reimbursable items, total non-interest expense increased 1.1% and decreased 0.9% for the nine and three months ended September 30, 2007, compared to the same period in 2006.
Salaries and other personnel expenses increased $49.6 million, or 12.9%, and $2.8 million, or 2.0%, for the nine and three months ended September 30, 2007, respectively, compared to the same periods in 2006. The impact of acquisitions on salaries and other personnel expenses for the nine and three months ended September 30, 2007 was $24.3 million and $9.6 million, respectively. In addition, the change in salaries and other personnel expense is associated with the normal salary increases and related benefits, offset by the level of employment costs capitalized as software development and contract acquisition costs.

Salaries and other personnel expense include the accrual for performance-based incentive benefits, which includes bonuses, profit sharing and employer 401(k) expenses. For the three months ended September 30, 2007 and 2006, accruals for performance-based incentives were $10.7 million and $14.8 million, respectively. Capitalized salaries and personnel expenses decreased $16.2 million and $2.6 million for the nine and three months ended September 30, 2007, respectively, as compared to the same period in 2006, as a result of client conversion activity in 2006 being substantially completed by the fourth quarter of 2006.
At September 30, 2007, TSYS had 6,775 employees compared to 6,749 at December 31, 2006 and 6,788 at September 30, 2006. With the acquisitions of TSYS Card Tech and TSYS Managed Services, TSYS added 544 employees.
Net occupancy and equipment expense decreased $22.1 million, or 9.9%, and $5.6 million, or 7.4%, for the nine and three months ended September 30, 2007 compared to the same periods in 2006, respectively. The impact of acquisitions on net occupancy and equipment expenses for the nine and three months ended September 30, 2007 was $4.8 million and $1.8 million, respectively.
Depreciation and amortization decreased for the nine and three months ended September 30, 2007, as compared to the same periods in 2006, as a result of the acceleration in 2006 of amortization of software licenses that were based on processing capacity agreements commonly referred to as millions of instructions per second or MIPS. These licenses are amortized using a units-of-production basis. As a result of deconversions during 2006, TSYS’ total future MIPS declined, resulting in a decrease in software amortization for the periods subsequent to the deconversion dates. TSYS’ equipment and software rentals decreased for the nine and three months ended September 30, 2007, as a result of software licenses that are leased under processing capacity or MIPS agreements and the leasing of less equipment in 2007 compared to the same periods in 2006.
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
Other operating expenses for the nine and three months ended September 30, 2007 decreased $20.4 million, or 11.4%, and $1.0 million, or 1.9%, as compared to the same periods in 2006. The decline in other operating expenses is primarily the result of the recognition of attorney fees and court costs associated with debt collection services as reimbursable items beginning in May 2006. The impact of acquisitions on other operating expenses for the nine and three months ended September 30, 2007 was $9.1 million and $2.4 million, respectively.
In connection with the aforementioned intended spin-off by Synovus of its interest in TSYS to Synovus’ shareholders, TSYS incurred advisory and legal expenses of $1.7 million, for both the nine and three months ended September 30, 2007. TSYS expects to incur additional spin-off related expenses, the majority of which will be incurred during the fourth quarter of 2007.

Income Tax Expense
Consolidated income tax expense was $262.2 million and $249.5 million for the nine months ended September 30, 2007 and 2006, respectively, and was $73.2 million and $82.8 million for the three months ended September 30, 2007 and 2006, respectively. The effective tax rate for the nine months ended September 30, 2007 and 2006 is shown in the following table:

	Nine months ended			Nine months ended
	September 30, 2007			September 30, 2006
	Financial		Synovus	Financial		Synovus
(dollars in thousands)	Services	TSYS	Consolidated	Services	TSYS	Consolidated
Income before taxes (1)	$450,121	294,640	706,622	481,178	241,046	690,913
Minority interest in subsidiaries’ income			38,139			31,311
Income before income taxes and minority interest	450,121	294,640	744,761	481,178	241,046	722,224

Income tax expense (2)	$160,733	101,442	262,176	171,051	78,492	249,543

Effective tax rate	35.71%	34.43%	35.20%	35.55%	32.56%	34.55%

(1)	Income before taxes for the nine months ended September 30, 2007 includes $443.2 million in income from continuing operations and $6.9 million in income from discontinued operations for Financial Services, and includes $699.7 million in income from continuing operations and $6.9 million in income from discontinued operations for Synovus Consolidated.

(2)	Income tax expense for the nine months ended September 30, 2007 includes $158.0 million in income tax expense for continuing operations and $2.7 million in income tax expense for discontinued operations for Financial Services, and includes $259.5 million in income tax expense for continuing operations and $2.7 million in income tax expense for discontinued operations for Synovus Consolidated.
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
In the normal course of business, Synovus is subject to examinations from various tax authorities. These examinations may alter the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. During the nine months ended September 30, 2007, Synovus decreased its liability for prior year uncertain income tax positions by a net amount of approximately $7.0 million (net of the Federal tax effect) including $2.3 million in interest and penalties. This decrease resulted from the completion of a routine state tax examination, expiring state audit period statutes and other new information impacting the potential resolution of material uncertain tax positions subsequent to the adoption of Financial Accounting Standards Board (FASB) interpretation No. 48, “Accounting for Income Taxes — an interpretation of FASB Statement 109” (FIN 48).
In July 2006, Synovus’ majority owned subsidiary, TSYS, changed the structure of its European operation from a branch structure into a statutory structure that will facilitate continued expansion in the European region. As a result of the new structure, during the third quarter of 2006, TSYS reduced previously established tax reserves that would no longer be required under the new structure in the amount of $5.6 million. Also during the third quarter of 2006, TSYS reassessed its contingencies for Federal and state exposures, which resulted in an increase in tax liability of approximately $1.5 million.

The net total liability for uncertain tax positions under FIN 48 at September 30, 2007 is $9.0 million. See Note 8 to the consolidated financial statements (unaudited) for more information on income taxes. Synovus is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, Synovus does not expect a significant payment related to these obligations within the next year.
Synovus continually monitors and evaluates the potential impact of current events and circumstances on the estimates and assumptions used in the analysis of its income tax positions, and, accordingly, Synovus’ effective tax rate may fluctuate in the future.
Dividends per Share
Dividends declared per share for the three months ended September 30, 2007 were $0.2050, an increase of 5.1% from $0.1950 for the same period in 2006. For the nine months ended September 30, 2007, dividends declared per share were $0.6150, an increase of 5.1% from $0.5850 for the same period in 2006. The dividend payout ratio for the nine months ended September 30, 2007 was 45.7%, as compared to 42.8% for the same period in 2006.
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
Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The provisions of this statement are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Synovus is currently evaluating the impact of SFAS No. 157 on its financial position, results of operations or cash flows, but has yet to complete its assessment.
In September 2006, the EITF reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-04). EITF 06-4 requires an employer to recognize a liability for future benefits based on the substantive agreement with the employee. EITF 06-4 requires a company to use the guidance prescribed in FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and Accounting Principles Board Opinion No. 12, “Omnibus Opinion,” when entering into an endorsement split-dollar life insurance agreement and recognizing the liability. EITF 06-4 is effective for fiscal periods beginning after December 15, 2007. The impact, which will be recognized as a cumulative effect adjustment to retained earnings in the first quarter 2008 balance sheet, is not expected to have a material impact on Synovus’ financial position, results of operations or cash flows.
In November 2006, the EITF reached a consensus on EITF Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). Under EIFT 06-10, an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement. The recognition of an asset should be based on the nature and substance of the collateral, as well as the terms of the arrangement such as (1) future cash flows to which the employer is entitled and (2) employee’s obligation (and ability) to repay the employer. EITF 06-10 is effective for fiscal periods beginning after December 15, 2007. Synovus expects that impact of adoption of EITF 06-10 will not be material to its financial position, results of operations, or cash flows.
In November 2006, the EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-based Payment Awards” (EITF 06-11). Employees may receive dividend payments (or the equivalent of) on vested and non-vested share-based payment awards. Under EITF 06-11, the Task Force concluded that a realized income tax benefit from dividends (or dividend equivalents) that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. Once the award is settled, the Company should determine whether the cumulative tax deduction exceeded the cumulative compensation cost recognized on the income statement. If the total tax benefit exceeds the tax effect of the cumulative compensation cost, the excess would be an increase to additional paid-in capital. EITF 06-11 is effective for fiscal periods beginning after September 15, 2007. Synovus does not expect that adoption of EITF 06-11 will have a material impact on Synovus’ financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to make an irrevocable election, at specified election dates, to measure eligible financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of this statement are effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact of adopting SFAS No. 159 on its financial position, results of operations and cash flows, but has yet to complete its assessment.
Forward-Looking Statements
Certain statements contained in this document which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”). These forward-looking statements include, among others, statements regarding: (i) the expected financial impact of recent accounting pronouncements; (ii) management’s belief with respect to legal proceedings and other claims, including the pending regulatory matter with respect to credit card programs offered by CB&T pursuant to its agreement with CompuCredit; (iii) management’s expectations about the spin-off, including but not limited to, the associated pre-spin cash dividend, the timing associated therewith, the intended adjustment of Synovus’ annual dividend to shareholders, and the continued inclusion of Synovus stock in the S&P 500 index; (iv) management’s expectation that the net interest margin for 2007 will be approximately 4.04%; (v) management’s belief that its interest rate risk positioning is appropriate in the current economic and yield curve environment; (vi) management’s belief with respect to the existence of sufficient collateral for past due loans, the resolution of certain loan delinquencies not causing a material increase in non-performing assets and the inclusion of all material loans in which serious doubt exists as to collectibility in nonperforming loans and loans past due over 90 days and still accruing; (vii) Synovus’ expected growth in diluted net income per share for 2007; (viii) Synovus’ expectations with respect to its proportionate share of the proceeds of the planned Visa initial public offering; and the assumptions underlying such statements, including with respect to Synovus’ expected increase in diluted net income per share for 2007: mid single digit loan growth; a net interest margin of approximately 4.04%; a net charge-off ratio of approximately 0.34%; and Synovus’ share of the Visa litigation settlement not exceeding $12.0 million. In addition, certain statements in future filings by Synovus with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, efficiency ratios and other financial terms; (ii) statements of plans and objectives of Synovus or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (ix) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

These statements are based on the current beliefs and expectations of Synovus’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus’ ability to control or predict. These factors include, but are not limited to: (i) competitive pressures arising from aggressive competition from other financial service providers; (ii) factors that affect the delinquency rate of Synovus’ loans and the rate at which Synovus’ loans are charged off; (iii) changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which Synovus is perceived in such markets, including a reduction in our debt ratings; (iv) TSYS’ inability to achieve its earnings goals for 2007; (v) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted may be different than expected; (vi) the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board; (vii) inflation, interest rate, market and monetary fluctuations; (viii) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (ix) changes in consumer spending, borrowing, and saving habits; (x) technological changes are more difficult or expensive than anticipated; (xi) acquisitions are more difficult to integrate than anticipated; (xii) the ability to increase market share and control expenses; (xiii) the effect of changes in governmental policy, laws and regulations, or the interpretation or application thereof, including restrictions, limitations and/or penalties arising from banking, securities and insurance laws, regulations and examinations; (xiv) the impact of the application of and/or the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies; (xv) changes in Synovus’ organization, compensation, and benefit plans; (xvi) the costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto including the FDIC’s investigation of the policies, practices and procedures used by CB&T in connection with the credit card programs offered pursuant to its Affinity Agreement with CompuCredit; (xvii) a deterioration in credit quality or a reduced demand for credit; (xviii) Synovus’ inability to successfully manage any impact from slowing economic conditions or consumer spending; (xix) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection; (xx) the impact on Synovus’ business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; (xxi) the intended spin-off of TSYS may not occur and the expected benefits associated therewith may not be achieved; (xxii) Visa, Inc.’s successful completion of its planned initial public offering; and (xxiii) the success of Synovus at managing the risks involved in the foregoing.
These forward-looking statements speak only as of the date on which the statements are made, and Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

ITEM 3 — QUANTITATIVE AND
QUALITATIVE DISCLOSURES ABOUT
MARKET RISK
During 2007, Synovus has taken steps to move to a more neutral interest rate risk position. Synovus believes that this interest rate risk positioning is appropriate in the current economic and yield curve environment. Synovus has become slightly more asset sensitive in the past three months. The September decline in short-term interest rates combined with less ability to lower selected transaction account deposit rates have been the primary causes of this sensitivity change.
Synovus measures its sensitivity to changes in market interest rates through the use of a simulation model. Synovus uses this simulation model to determine a baseline net interest income forecast and the sensitivity of this forecast to changes in interest rates. These simulations include all of Synovus’ earning assets, liabilities, and derivative instruments. Forecasted balance sheet changes, primarily reflecting loan and deposit growth forecasts are included in the periods modeled. Anticipated deposit mix changes in each interest rate scenario are also included in the periods modeled.
Synovus models its baseline net interest income forecast assuming an unchanged or flat interest rate environment. Synovus has modeled the impact of a gradual increase and decrease in short-term rates of 100 basis points to determine the sensitivity of net interest income for the next twelve months. The following table represents the estimated sensitivity of net interest income to these gradual changes in short term interest rates at September 30, 2007, with comparable information for December 31, 2006.

	Estimated % Change in Net Interest Income
Change in Short-Term	as Compared to Unchanged Rates
Interest Rates	(for the next twelve months)
(in basis points)	September 30, 2007	December 31, 2006
+ 100	(0.3%)	0.3%
- 100	(1.0%)	(1.0%)
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
Synovus’ electronic payment processing subsidiary, TSYS, is subject to market risk due to its international operations. TSYS is exposed to foreign exchange risk because it has assets, liabilities, revenues and expenses denominated in foreign currencies. Net exchange gains or losses resulting from the translation of assets and liabilities of TSYS’ foreign operations, net of tax, are accumulated in a separate section of shareholders’ equity titled accumulated other comprehensive income. The amount of other comprehensive income related to foreign currency translation for the nine months ended September 30, 2007 and 2006 was $4.0 million and $8.8 million, respectively.

TSYS also records foreign currency translation adjustments associated with other balance sheet accounts, primarily cash accounts denominated in foreign currencies and intercompany loans that require each operation to repay the financing in U.S. dollars. TSYS recorded a net translation gain of approximately $744 thousand and a net translation gain of approximately $906 thousand for the nine and three months ended September 30, 2007, respectively, related to the translation of these accounts and arrangements.
A summary of the account balances subject to foreign currency exchange rates between the local currencies and the U.S. dollar is as follows:

		Balance at
		September 30,
(in thousands)		2007
Asset	Cash	$57,100
Liability	Intercompany financing arrangements	(4,800)

	Net account balances	$52,300

The following table presents the potential effect on income from continuing operations before income taxes of hypothetical shifts in the foreign currency exchange rate between the local currencies and the U.S. dollar of plus or minus 100 basis points, 500 basis points, and 1,000 basis points based on the net asset account balance of $52.3 million at September 30, 2007.

	Effect of Basis Point Change
	Increase in basis points of			Decrease in basis points of
(in thousands)	100	500	1,000	100	500	1,000
Effect on income from continuing operations before income taxes	$404	2,101	4,203	(404)	(2,101)	(4,203)

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

PART II — OTHER INFORMATION
ITEM 1A — RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our financial position, results of operations or cash flows. The risk factor set forth below represents a material addition or change to the risk factors set forth in Item1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006.
The trading price and trading volume of Synovus’ stock may be more volatile following the completion of the spin-off by Synovus of its ownership interest in TSYS as described elsewhere in this report.
We cannot predict how investors who hold shares of our stock prior to the completion of the spin-off will behave after completion of the spin-off. The trading price for shares of Synovus stock following completion of the spin-off may be more volatile than before completion of the spin-off. The trading price of shares of Synovus stock could fluctuate significantly for many reasons, including selling by existing holders of Synovus stock who decide that they do not want to hold some or all of their shares after the completion of the spin-off. In addition, although we anticipate that Synovus stock should continue to be included in the S&P 500 Index following the spin-off, there can be no assurances that such will be the case. If Synovus stock is not included in the S&P 500 Index following the spin-off, there could initially be increased trading volume as index investors reduce their ownership of Synovus which could initially result in a decline in Synovus’ stock price and ultimately reduced trading volume relative to our historic trading volume. These factors and other factors beyond our control may result in reduced trading volume and/or increased volatility in our stock price and/or short- or long-term reductions in the value of our securities.

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
     The following table sets forth information regarding Synovus’ purchases of its common stock on a monthly basis during the three months ended September 30, 2007:

					Maximum
				Total Number of	Number of Shares
				Shares Purchased	That May Yet Be
				as Part of	Purchased Under
	Total Number of		Average Price Paid	Announced Plans	the Plans or
Period	Shares Purchased		per Share	or Programs	Programs

July 2007	142,924	(1)	$30.87	—	—
August 2007	44,944	(1)	32.04	—	—
September 2007	—		—	—	—

Total	187,868	(1)	$31.15	—	—

(1)	Consists of delivery of previously owned shares to Synovus in payment of the exercise price of stock options.

ITEM 6 — EXHIBITS

(a) Exhibits	Description

3.2	Bylaws of Synovus Financial Corp., as amended effective October 25, 2007.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.
Date: November 13, 2007	BY:	/s/ Thomas J. Prescott
Thomas J. Prescott
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.2	Bylaws of Synovus Financial Corp. as amended effective October 25, 2007.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report