Form 10-K
period 2007-12-31
SYNOVUS FINANCIAL CORP
filed 2008-02-29
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007
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
     YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     YES ☐ NO ☑
     As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $7,776,207,000 based on the closing sale price as reported on the New York Stock Exchange.
     As of February 15, 2008, there were 330,049,185 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the 2008 Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2008 (“Proxy Statement”)	Part III

Financial Appendix for the year ended December 31, 2007 to the Proxy Statement (“Financial Appendix”)	Parts I, II, III and IV

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
Item 1. Business
Business
     We are a diversified financial services company with approximately $33 billion in assets and are a registered bank holding company. We provide integrated financial services including banking, financial management, insurance, mortgage and leasing services through bank subsidiaries and our other offices in Georgia, Alabama, South Carolina, Florida and Tennessee. We are based in Columbus, Georgia and our stock is traded on the New York Stock Exchange under the symbol “SNV.”
     As of December 31, 2007, we had 37 wholly owned bank subsidiaries located in five southeastern states. Our bank subsidiaries offer commercial banking services, including commercial, financial, agricultural and real estate loans, and retail banking services, including accepting customary types of demand and savings deposits; making individual, consumer, installment and mortgage loans; safe deposit services; leasing services; automated banking services; automated fund transfers; Internet based banking services; and bank credit card services, including MasterCard and Visa services.

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
     Additional information about our businesses is included in the “Financial Review” Section which is set forth on pages F-45 through F-76 of the Financial Appendix which is incorporated into this document by reference.
Spin-Off
     On December 31, 2007, we completed the spin-off of our shares of Total System Services, Inc. (“TSYS”) stock to Synovus shareholders. The distribution of the approximately 80.6% of TSYS’ outstanding shares we owned was made to shareholders of record on December 18, 2007, the record date. Each Synovus shareholder received 0.483921 of a share of TSYS stock for each share of Synovus stock held as of the record date. See Note 2 of Notes to Consolidated Financial Statements on pages F-13 and F-14 of the Financial Appendix which is incorporated in this document by reference for additional information about the spin-off.
Acquisitions
     We have pursued a strategy of acquiring banks and financial services companies which are used to augment our internal growth. See Note 3 of Notes to Consolidated Financial Statements on pages F-14 and F-15 and “Acquisitions” under the “Financial Review” Section on page F-48 of the Financial Appendix which are incorporated in this document by reference.
Supervision, Regulation and Other Factors
     Bank holding companies, financial holding companies and banks are regulated extensively under federal and state law. In addition, our nonbank subsidiaries are also subject to regulation under federal and state law. The following discussion sets forth some of the elements of the regulatory framework applicable to us. The regulatory framework is intended primarily for the protection of depositors and the Bank Insurance Fund and not for the protection of security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.
     General. We are a registered bank holding company and a financial holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 and by the Georgia Department of Banking and Finance under the bank holding company laws of the State of Georgia. Our affiliate national bank associations are subject to regulation and examination primarily by the Office of the Comptroller of the Currency, which we refer to as the OCC, and, secondarily, by the Federal Deposit Insurance Corporation, which we refer to as the FDIC, and the Federal Reserve Board. Our state-chartered banks are subject to primary federal regulation and examination by the FDIC and, in addition, are regulated and examined by their respective state banking departments. Numerous other federal and state laws, as well as regulations promulgated by the Federal Reserve Board, the state banking regulators, the OCC and the FDIC govern almost all aspects of the operations of our bank subsidiaries. Various federal and state bodies regulate and supervise our nonbank subsidiaries including our brokerage, investment advisory, insurance agency and processing operations. These include, but are not limited to, the Securities and Exchange Commission, the Financial Industry Regulatory Authority, federal and state banking regulators and various state regulators of insurance and brokerage activities.
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
     Federal and state banking regulations applicable to us and our bank subsidiaries require minimum levels of capital which limit the amounts available for payment of dividends. See “Parent Company” under the “Financial Review” Section on page F-74 and Note 13 of Notes to Consolidated Financial Statements on pages F-26 and F-27 of the Financial Appendix which are incorporated in this document by reference.
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
     Capital Requirements. We are required to comply with the capital adequacy standards established by the Federal Reserve Board and our bank subsidiaries must comply with similar capital adequacy standards established by the OCC, FDIC and the Federal Reserve Board, as applicable. As a financial holding company, we and each of our bank subsidiaries are required to maintain capital levels required for a well capitalized institution, as defined in “Prompt Corrective Action” below. There are two basic measures of capital adequacy for bank holding companies and their bank subsidiaries that have been promulgated by the Federal Reserve Board, the FDIC and the OCC: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company or a bank to be considered in compliance. See “Capital Resources” and “Dividends” under the “Financial Review” Section on pages F-70 through F-72 and Note 13 of Notes to Consolidated Financial Statements on pages F-26 and F-27 of the Financial Appendix which are incorporated in this document by reference.

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
     The regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines (1) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (2) that the institution has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. Supervisory actions by the appropriate federal banking regulator depend upon an institution’s classification within the five categories. Our management believes that we and our bank subsidiaries have the requisite capital levels to qualify as well capitalized institutions under the Federal Deposit Insurance Corporation Improvement Act regulations. See Note 13 of Notes to Consolidated Financial Statements on pages F-26 and F-27 of the Financial Appendix which is incorporated in this document by reference.
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
     USA Patriot Act. The USA Patriot Act of 2001 substantially broadens anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers. The U.S. Treasury Department has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions such as our banking and broker-dealer subsidiaries. The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.
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
Competition
     The financial services business is highly competitive. Our banks and wholly owned nonbank subsidiaries compete actively with national and state banks, savings and loan associations and credit unions and other nonbank financial institutions, including securities brokers and dealers, investment advisory firms, personal loan companies, insurance companies, trust companies, finance companies, leasing companies, mortgage companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other financial services. These competitors have been successful in developing products that are in direct competition with or are alternatives to the banking services offered by traditional banking institutions. Our ability to deliver strong financial performance will depend in part on our ability to expand the scope of and effectively deliver products and services, allowing us to meet the changing needs of our customers.
     As of December 31, 2007, we were the second largest bank holding company headquartered in Georgia, based on assets. Customers for financial services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. Although our market share varies in different markets, we believe that our affiliates effectively compete with other banks and thrifts in their relevant market areas.
Employees
     On December 31, 2007, we had 6,807 full time employees.

Selected Statistical Information
     The “Financial Review” Section which is set forth on pages F-45 through F-76 and the “Summary of Quarterly Financial Data” Section which is set forth on page F-77 of the Financial Appendix, which includes the information encompassed within “Selected Statistical Information,” are incorporated in this document by reference.
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
The strength of the U.S. economy in general and the strength of the local economies in which we operate may be different than expected, and we may not be able to successfully manage any impact from slowing economic conditions or a weak real estate market.
     Our business and earnings are affected by general business and economic conditions in the U.S. and in particular, the states where we have significant operations, including Georgia, Alabama, South Carolina, Florida and Tennessee. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, the strength of the U.S. economy and the local economies in which we operate and consumer spending, borrowing and savings habits. For example, certain markets in which we operate have been particularly adversely affected by declines in real estate value, declines in home sale volumes and declines in new home building. These factors could result in higher delinquencies and greater charge-offs in future periods, which would materially adversely affect our financial condition and results of operations.
Deteriorating credit quality, particularly in residential construction and development loans, has adversely impacted us and may continue to adversely impact us.
     We have experienced a downturn in credit performance, particularly in the third and fourth quarters of 2007, and we expect credit conditions and the performance of our loan portfolio to continue to deteriorate in the near term. This deterioration has resulted in an increase in our provision expense for losses on loans during 2007, which increases were driven primarily by residential construction and development loans. Additional increases in provision expense may be necessary in the future. Deterioration in the quality of our loan portfolio can have a material adverse effect on our capital, financial condition and results of operations.
Recently declining values of residential real estate may increase our credit losses, which would negatively affect our financial results.
     We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customer’s ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.
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
     Synovus, our subsidiary banks, and many of our nonbank subsidiaries, are heavily regulated at the federal and state levels. This regulation is designed primarily to protect depositors, federal deposit insurance funds and the banking system as a whole, not shareholders. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation and implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. Also, if we do not comply with laws, regulations or policies, we could receive regulatory sanctions, including monetary penalties that may have a material impact on our financial condition and results of operations, and damage to our reputation. For more information, refer to “Supervision, Regulation and Other Factors” on page 2.
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
     We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. Our insurance may not cover all claims that may be asserted against it and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.
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
We rely on our systems and employees and certain failures could materially adversely affect our operations.
     We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and record-keeping errors, and computer/telecommunications systems malfunctions. Our businesses are dependent on our ability to process a large number of increasingly complex transactions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. We are similarly dependent on our employees. We could be materially adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business could also be sources of operational risk to us, including relating to break-downs or failures of such parties’ own systems or employees. Any of these occurrences could result in a diminished ability of us to operate one or more of our businesses, potential liability to clients, reputational damage and regulatory intervention, which could materially adversely affect us.
     We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages or natural disasters. Such disruptions may give rise to losses in service to customers and loss or liability to us. In addition, there is a risk that our business continuity and data security systems prove to be inadequate. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We and our subsidiaries own, in some cases subject to mortgages or other security interests, or lease all of the real property and/or buildings on which we are located. All of such buildings are in a good state of repair and are appropriately designed for the purposes for which they are used.
     We and our subsidiaries own 323 facilities encompassing approximately 2,579,299 square feet and lease from third parties 123 facilities encompassing approximately 868,815 square feet. The owned and leased facilities are primarily comprised of office space from which we conduct our business. The following table provides additional information with respect to our leased facilities:

		Average
Square Footage	Number of Locations	Square Footage
Under 3,000	45	1,128
3,000 – 9,999	54	5,050
10,000 – 18,999	9	12,834
19,000 – 30,000	10	23,922
Over 30,000	5	38,122
     See Note 12 of Notes to Consolidated Financial Statements on pages F-23 through F-26 of the Financial Appendix which is incorporated in this document by reference.
Item 3.  Legal Proceedings
     See Note 12 of Notes to Consolidated Financial Statements on pages F-23 through F-26 of the Financial Appendix which is incorporated in this document by reference.
Item 4.  Submission of Matters to a Vote of Security Holders
     None.
Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
     Shares of our common stock are traded on the NYSE under the symbol “SNV.” See “Capital Resources” and “Dividends” under the “Financial Review” Section which are set forth on pages F-70 through F-72 and “Issuer Purchases of Equity Securities” under the “Financial Review” Section which is set forth on page F-74 of the Financial Appendix which are incorporated in this document by reference.

Stock Performance Graph
     The following graph compares the yearly percentage change in cumulative shareholder return on Synovus stock with the cumulative total return of the Standard & Poor’s 500 Index and the KBW Regional Bank Index for the last five fiscal years (assuming a $100 investment on December 31, 2002 and reinvestment of all dividends).
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Synovus Financial Corp., The S&P 500 Index
And The KBW Regional Bank Index

	2002	2003	2004	2005	2006	2007
Synovus	$100	$153	$156	$151	$177	$142
S&P 500	$100	$129	$143	$150	$173	$183
KBW Regional Bank	$100	$140	$158	$158	$170	$130
Item 6.  Selected Financial Data
     The “Selected Financial Data” Section which is set forth on page F-44 of the Financial Appendix is incorporated in this document by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The “Financial Review” Section which is set forth on pages F-45 through F-76 and the “Summary of Quarterly Financial Data” Section which is set forth on page F-77 of the Financial

Appendix which include the information encompassed by “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are incorporated in this document by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     See “Market Risk and Interest Rate Sensitivity” and “Derivative Instruments for Interest Rate Risk Management” under the “Financial Review” Section which are set forth on pages F-67 through F-69 and Note 12 of Notes to Consolidated Financial Statements on pages F-23 through F-26 of the Financial Appendix which are incorporated in this document by reference.
Item 8.  Financial Statements and Supplementary Data
     The “Summary of Quarterly Financial Data” Section which is set forth on page F-77 and the “Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm (on consolidated financial statements), Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm (on the effectiveness of internal control over financial reporting)” Sections which are set forth on pages F-2 through F-43 of the Financial Appendix are incorporated in this document by reference.

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
     Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm. “Management’s Report on Internal Control Over Financial Reporting,” which is set forth on page F-42 of the Financial Appendix, and “Report of Independent Registered Public Accounting Firm (on the effectiveness of internal control over financial reporting),” which is set forth on page F-43 of the Financial Appendix, are incorporated in this document by reference.
     Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fourth fiscal quarter covered by this Annual Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
     None.
Part III
Item 10.  Directors, Executive Officers and Corporate Governance
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“PROPOSALS TO BE VOTED ON” – “PROPOSAL 1: ELECTION OF DIRECTORS”;

•	“EXECUTIVE OFFICERS”;

•	“SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” – “Committees of the Board.”
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
     Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 17, 2007. In addition, we have filed, as exhibits to this Annual Report, the certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
Item 11.  Executive Compensation
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“DIRECTOR COMPENSATION”;

•	“EXECUTIVE COMPENSATION” – “Compensation Discussion and Analysis”; “Compensation Committee Report”; “Summary Compensation Table” and the compensation tables and related information which follow the Summary Compensation Table; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” – “Committees of the Board” – “Compensation Committee Interlocks and Insider Participation.”
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
     Information pertaining to equity compensation plans is contained in Note 15 of Notes to Consolidated Financial Statements on pages F-28 through F-32 of the Financial Appendix and is incorporated in this document by reference.
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS”; and

•	“PRINCIPAL SHAREHOLDERS.”
Item 13.  Certain Relationships and Related Transactions, and Director Independence
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”;

•	“RELATIONSHIPS BETWEEN SYNOVUS, CB&T, TSYS AND CERTAIN OF SYNOVUS’ SUBSIDIARIES AND AFFILIATES” – “Spin-Off”; “Interlocking Directorates of Synovus, CB&T and TSYS”; and “Transactions and Agreements Between Synovus, CB&T, TSYS and Certain of Synovus’ Subsidiaries”; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” – “Independence.”

Item 14. Principal Accountant Fees and Services
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“AUDIT COMMITTEE REPORT” – “KPMG LLP Fees and Services” (excluding the information under the main caption “AUDIT COMMITTEE REPORT”); and “Policy on Audit Committee Pre-Approval.”
Part IV
Item 15.  Exhibits and Financial Statement Schedules
(a)	1. Financial Statements

The following consolidated financial statements of Synovus and our subsidiaries are incorporated by reference from pages F-2 through F-43 of the Financial Appendix.
Consolidated Balance Sheets — December 31, 2007 and 2006
Consolidated Statements of Income — Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income — Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows — Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (on consolidated financial statements)
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm (on the effectiveness of internal control over financial reporting)
2. Financial Statement Schedules

Financial Statement Schedules — None applicable because the required information has been incorporated in the consolidated financial statements and notes thereto of Synovus and our subsidiaries which are incorporated in this document by reference.

3.	Exhibits

The following exhibits are filed herewith or are incorporated to other documents previously filed with the Securities and Exchange Commission. Exhibits 10.8 through 10.37 pertain to executive compensation plans and arrangements. With the exception of those portions of the Financial Appendix and Proxy Statement that are expressly incorporated by reference in this Form 10-K, such documents are not to be deemed filed as part of this Form 10-K.

Exhibit
Number	Description

3.1	Articles of Incorporation of Synovus, as amended, incorporated by reference to Exhibit 3.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006.

3.2	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.2 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the SEC on November 13, 2007.

10.1	Agreement and Plan of Distribution, dated as of October 25, 2007, by and among Synovus, Columbus Bank and Trust Company and Total System Services, Inc., incorporated by reference to Exhibit 2.1 of Synovus’ Current Report on Form 8-K dated October 25, 2007.

10.2	Amendment No. 1 to Agreement and Plan of Distribution by and among Synovus, Columbus Bank and Trust Company and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 2.1 Synovus’ Current Report on Form 8-K dated November 30, 2007.

10.3	Transition Services Agreement by and among Synovus and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated November 30, 2007.

10.4	Employee Matters Agreement by and among Synovus and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated November 30, 2007.

10.5	Indemnification and Insurance Matters Agreement by and among Synovus and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.3 of Synovus’ Current Report on Form 8-K dated November 30, 2007.

Exhibit
Number	Description

10.6	Master Confidential Disclosure Agreement by and among Synovus and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.4 of Synovus’ Current Report on Form 8-K dated November 30, 2007.

10.7	Tax Sharing Agreement by and among Synovus, Columbus Bank and Trust Company and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.5 of Synovus’ Current Report on Form 8-K dated November 30, 2007.

10. EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.8	Director Stock Purchase Plan of Synovus, incorporated by reference to Exhibit 10.3 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 22, 2000.

10.9	Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.

10.10	Synovus Financial Corp. Deferred Stock Option Plan, incorporated by reference to Exhibit 10.5 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.

10.11	Synovus Financial Corp. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.7 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.

10.12	Wage Continuation Agreement of Synovus, incorporated by reference to Exhibit 10.8 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 29, 1993.

10.13	Agreement in Connection with Personal Use of Company Aircraft, incorporated by reference to Exhibit 10.7 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 7, 2006.

10.14	Life Insurance Trusts, incorporated by reference to Exhibit 10.12 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 29, 1993.

Exhibit
Number	Description

10.15	1993 Split Dollar Insurance Agreement of Synovus, incorporated by reference to Exhibit 10.14 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 28, 1994.

10.16	1995 Split Dollar Insurance Agreement of Synovus, incorporated by reference to Exhibit 10.15 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC on March 24, 1995.

10.17	Synovus Financial Corp. 1994 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.16 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC on March 24, 1995.

10.18	Amended and Restated Synovus Financial Corp. Deferred Compensation Plan.

10.19	Synovus Financial Corp. Executive Cash Bonus Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on 8-K dated April 27, 2006.

10.20	Change of Control Agreements for executive officers, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 20, 2005.

10.21	Employment Agreement of James H. Blanchard, incorporated by reference to Exhibit 10 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed with the SEC on November 15, 1999.

10.22	Synovus Financial Corp. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.22 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 22, 2000.

10.23	Form of Stock Option Agreement for the: (i) Synovus Financial Corp. 1994 Long-Term Incentive Plan; (ii) Synovus Financial Corp. 2000 Long-Term Incentive Plan; and (iii) Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 9, 2004.

10.24	Form of Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 25, 2005.

Exhibit
Number	Description

10.25	Form of Performance-Based Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 25, 2005.

10.26	Form of Non-Employee Director Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated February 1, 2005, as filed with the SEC on February 3, 2005.

10.27	Form of Stock Option Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 18, 2006, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 18, 2006.

10.28	Form of Restricted Stock Award Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 18, 2006, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 18, 2006.

10.29	Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated April 25, 2007.

10.30	Form of Restricted Stock Award Agreement for restricted stock awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated April 25, 2007.

10.31	Form of Performance-Based Restricted Stock Award Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.3 of Synovus’ Current Report on Form 8-K dated April 25, 2007.

10.32	Form of Revised Stock Option Agreement for stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 29, 2008.

10.33	Form of Revised Restricted Stock Unit Agreement for restricted stock unit awards under the Synovus Financial Corp. 2007 Omnibus Plan.

Exhibit
Number	Description

10.34	Form of Retention Stock Option Agreement for retention stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 29, 2008.

10.35	Form of Indemnification Agreement for directors and executive officers of Synovus, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated July 26, 2007.

10.36	Summary of Annual Base Salaries of Synovus’ Named Executive Officers.

10.37	Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.19 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on March 1, 2007.

21.1	Subsidiaries of Synovus Financial Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2007 Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Appendix to the Proxy Statement for the Annual Meeting of Shareholders of Synovus to be held on April 24, 2008.

99.2	Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2007 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

99.3	Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2007 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

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

SYNOVUS FINANCIAL CORP. (Registrant)

February 29, 2008	By:	/s/ Richard E. Anthony
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

/s/ Richard E. Anthony	Date: February 29, 2008
Richard E. Anthony,
Principal Executive Officer and
Chairman of the Board

/s/ Frederick L. Green, III	Date: February 29, 2008
Frederick L. Green, III,
President and Director

/s/ Thomas J. Prescott	Date: February 29, 2008
Thomas J. Prescott,
Executive Vice President and
Principal Financial Officer

/s/ Liliana McDaniel	Date: February 29, 2008
Liliana McDaniel,
Chief Accounting Officer

/s/ Daniel P. Amos	Date: February 29, 2008
Daniel P. Amos,
Director

/s/ James H. Blanchard	Date: February 29, 2008
James H. Blanchard,
Director

/s/ Richard Y. Bradley	Date: February 29, 2008
Richard Y. Bradley,
Director

Date: , 2008
Frank W. Brumley,
Director

/s/ Elizabeth W. Camp	Date: February 29, 2008
Elizabeth W. Camp,
Director

/s/ Gardiner W. Garrard, Jr.	Date: February 29, 2008
Gardiner W. Garrard, Jr.,
Director

/s/ T. Michael Goodrich	Date: February 29, 2008
T. Michael Goodrich,
Director

/s/ V. Nathaniel Hansford	Date: February 29, 2008
V. Nathaniel Hansford,
Director

/s/ Alfred W. Jones III	Date: February 29, 2008
Alfred W. Jones III,
Director

Date: , 2008
Mason H. Lampton,
Director

/s/ Elizabeth C. Ogie	Date: February 29, 2008
Elizabeth C. Ogie,
Director

/s/ H. Lynn Page	Date: February 29, 2008
H. Lynn Page,
Director

/s/ Philip W. Tomlinson	Date: February 29, 2008
Philip W. Tomlinson,
Director

/s/ J. Neal Purcell	Date: February 29, 2008
J. Neal Purcell,
Director

/s/ Melvin T. Stith	Date: February 29, 2008
Melvin T. Stith,
Director

/s/ William B. Turner, Jr.	Date: February 29, 2008
William B. Turner, Jr.,
Director

/s/ James D. Yancey	Date: February 29, 2008
James D. Yancey,
Director