Form 10-K/A
period 2007-12-31
SYNOVUS FINANCIAL CORP
filed 2008-04-28
CIK 18349

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

EXPLANATORY NOTE
     Synovus Financial Corp. is filing this Amendment No. 1 on Form 10-K/A for the purpose of amending Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 29, 2008, to include Exhibit 99.2, the Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2007, and to include Exhibit 99.3, the Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2007, as set forth below and in the attached exhibits, and to correct certain page number cross references. This Amendment No. 1 does not otherwise update information in the originally filled Form 10-K to reflect facts or events occurring subsequent to the original filing date.

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
     Additional information about our businesses is included in the “Financial Review” Section which is set forth on pages F-46 through F-77 of the Financial Appendix which is incorporated into this document by reference.
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
Acquisitions
     We have pursued a strategy of acquiring banks and financial services companies which are used to augment our internal growth. See Note 3 of Notes to Consolidated Financial Statements on pages F-14 and F-15 and “Acquisitions” under the “Financial Review” Section on page F-49 of the Financial Appendix which are incorporated in this document by reference.
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
     Federal and state banking regulations applicable to us and our bank subsidiaries require minimum levels of capital which limit the amounts available for payment of dividends. See “Parent Company” under the “Financial Review” Section on page F-75 and Note 13 of Notes to Consolidated Financial Statements on pages F-27 and F-28 of the Financial Appendix which are incorporated in this document by reference.
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
     Capital Requirements. We are required to comply with the capital adequacy standards established by the Federal Reserve Board and our bank subsidiaries must comply with similar capital adequacy standards established by the OCC, FDIC and the Federal Reserve Board, as applicable. As a financial holding company, we and each of our bank subsidiaries are required to maintain capital levels required for a well capitalized institution, as defined in “Prompt Corrective Action” below. There are two basic measures of capital adequacy for bank holding companies and their bank subsidiaries that have been promulgated by the Federal Reserve Board, the FDIC and the OCC: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company or a bank to be considered in compliance. See “Capital Resources” and “Dividends” under the “Financial Review” Section on pages F-71 through F-73 and Note 13 of Notes to Consolidated Financial Statements on pages F-27 and F-28 of the Financial Appendix which are incorporated in this document by reference.

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
     Under the Federal Deposit Insurance Corporation Improvement Act, the Federal Reserve Board, the FDIC, the OCC and the Office of Thrift Supervision have adopted regulations setting forth a five-tier scheme for measuring the capital adequacy of the financial institutions they supervise. Under the regulations, an institution would be placed in one of the following capital categories:
•	Well Capitalized - an institution that has a Total risk-based capital ratio of at least 10%, a Tier 1 capital ratio of at least 6% and a Tier 1 leverage ratio of at least 5%;

•	Adequately Capitalized - an institution that has a Total risk-based capital ratio of at least 8%, a Tier 1 capital ratio of at least 4% and a Tier 1 leverage ratio of at least 4%;

•	Undercapitalized - an institution that has a Total risk-based capital ratio of under 8%, a Tier 1 capital ratio of under 4% or a Tier 1 leverage ratio of under 4%;

•	Significantly Undercapitalized - an institution that has a Total risk-based capital ratio of under 6%, a Tier 1 capital ratio of under 3% or a Tier 1 leverage ratio of under 3%; and

•	Critically Undercapitalized - an institution whose tangible equity is not greater than 2% of total tangible assets.
     The regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines (1) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (2) that the institution has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. Supervisory actions by the appropriate federal banking regulator depend upon an institution’s classification within the five categories. Our management believes that we and our bank subsidiaries have the requisite capital levels to qualify as well capitalized institutions under the Federal Deposit Insurance Corporation Improvement Act regulations. See Note 13 of Notes to Consolidated Financial Statements on pages F-27 and F-28 of the Financial Appendix which is incorporated in this document by reference.
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

Selected Statistical Information
     The “Financial Review” Section which is set forth on pages F-46 through F-77 and the “Summary of Quarterly Financial Data” Section which is set forth on page F-78 of the Financial Appendix, which includes the information encompassed within “Selected Statistical Information,” are incorporated in this document by reference.
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
     We and our subsidiaries own 323 facilities encompassing approximately 2,579,299 square feet and lease from third parties 123 facilities encompassing approximately 868,815 square feet. The owned and leased facilities are primarily comprised of office space from which we conduct our business. The following table provides additional information with respect to our leased facilities:

	Number of	Average
Square Footage	Locations	Square Footage
Under 3,000	45	1,128
3,000 — 9,999	54	5,050
10,000 — 18,999	9	12,834
19,000 — 30,000	10	23,922
Over 30,000	5	38,122
     See Note 12 of Notes to Consolidated Financial Statements on pages F-23 through F-27 of the Financial Appendix which is incorporated in this document by reference.
Item 3. Legal Proceedings
     See Note 12 of Notes to Consolidated Financial Statements on pages F-23 through F-27 of the Financial Appendix which is incorporated in this document by reference.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
     Shares of our common stock are traded on the NYSE under the symbol “SNV.” See “Capital Resources” and “Dividends” under the “Financial Review” Section which are set forth on pages F-71 through F-73 and “Issuer Purchases of Equity Securities” under the “Financial Review” Section which is set forth on page F-75 of the Financial Appendix which are incorporated in this document by reference.

Stock Performance Graph
     The following graph compares the yearly percentage change in cumulative shareholder return on Synovus stock with the cumulative total return of the Standard & Poor’s 500 Index and the KBW Regional Bank Index for the last five fiscal years (assuming a $100 investment on December 31, 2002 and reinvestment of all dividends).

	2002	2003	2004	2005	2006	2007
Synovus	$100	$153	$156	$151	$177	$142
S&P500	$100	$129	$143	$150	$173	$183
KBW Regional Bank	$100	$140	$158	$158	$170	$130

Item 6. Selected Financial Data
     The “Selected Financial Data” Section which is set forth on page F-45 of the Financial Appendix is incorporated in this document by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The “Financial Review” Section which is set forth on pages F-46 through F-77 and the “Summary of Quarterly Financial Data” Section which is set forth on page F-78 of the Financial Appendix which include the information encompassed by “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are incorporated in this document by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     See “Market Risk and Interest Rate Sensitivity” and “Derivative Instruments for Interest Rate Risk Management” under the “Financial Review” Section which are set forth on pages F-68 through F-70 and Note 12 of Notes to Consolidated Financial Statements on pages F-23 through F-27 of the Financial Appendix which are incorporated in this document by reference.
Item 8. Financial Statements and Supplementary Data
     The “Summary of Quarterly Financial Data” Section which is set forth on page F-78 and the “Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm (on consolidated financial statements), Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm (on the effectiveness of internal control over financial reporting)” Sections which are set forth on pages
F-2 through F-44 of the Financial Appendix are incorporated in this document by reference.
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
     Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm. “Management’s Report on Internal Control Over Financial Reporting,” which is set forth on page F-43 of the Financial Appendix, and “Report of Independent Registered Public Accounting Firm (on the effectiveness of internal control over financial reporting),” which is set forth on page F-44 of the Financial Appendix, are incorporated in this document by reference.
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
     None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“PROPOSALS TO BE VOTED ON” — “PROPOSAL 1: ELECTION OF DIRECTORS”;

•	“EXECUTIVE OFFICERS”;

•	“SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” — “Committees of the Board.”
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
Item 11. Executive Compensation
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“DIRECTOR COMPENSATION”;

•	“EXECUTIVE COMPENSATION” — “Compensation Discussion and Analysis”; “Compensation Committee Report”; “Summary Compensation Table” and the compensation tables and related information which follow the Summary Compensation Table; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” — “Committees of the Board” — “Compensation Committee Interlocks and Insider Participation.”
     The information included under the heading “Compensation Committee Report” in our Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information pertaining to equity compensation plans is contained in Note 15 of Notes to Consolidated Financial Statements on pages F-29 through F-33 of the Financial Appendix and is incorporated in this document by reference.
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS”; and

•	“PRINCIPAL SHAREHOLDERS.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”;

•	“RELATIONSHIPS BETWEEN SYNOVUS, CB&T, TSYS AND CERTAIN OF SYNOVUS’ SUBSIDIARIES AND AFFILIATES” — “Spin-Off”; “Interlocking Directorates of Synovus, CB&T and TSYS”; and “Transactions and Agreements Between Synovus, CB&T, TSYS and Certain of Synovus’ Subsidiaries”; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” — “Independence.”

Item 14. Principal Accountant Fees and Services
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“AUDIT COMMITTEE REPORT” — “KPMG LLP Fees and Services” (excluding the information under the main caption “AUDIT COMMITTEE REPORT”); and “Policy on Audit Committee Pre-Approval.”
Part IV
Item 15. Exhibits and Financial Statement Schedules
     (a) 1. Financial Statements
The following consolidated financial statements of Synovus and our subsidiaries are incorporated by reference from pages F-2 through F-44 of the Financial Appendix.
Consolidated Balance Sheets - December 31, 2007 and 2006
Consolidated Statements of Income - Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income - Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows - Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
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

Exhibit
Number	Description

3.1	Articles of Incorporation of Synovus, as amended, incorporated by reference to Exhibit 3.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006.

3.2	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.2 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the SEC on November 13, 2007.

10.1	Agreement and Plan of Distribution, dated as of October 25, 2007, by and among Synovus, Columbus Bank and Trust Company and Total System Services, Inc., incorporated by reference to Exhibit 2.1 of Synovus’ Current Report on Form 8-K dated October 25, 2007.

10.2	Amendment No. 1 to Agreement and Plan of Distribution by and among Synovus, Columbus Bank and Trust Company and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 2.1 Synovus’ Current Report on Form 8-K dated November 30, 2007.

10.3	Transition Services Agreement by and among Synovus and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated November 30, 2007.

10.4	Employee Matters Agreement by and among Synovus and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated November 30, 2007.

10.5	Indemnification and Insurance Matters Agreement by and among Synovus and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.3 of Synovus’ Current Report on Form 8-K dated November 30, 2007.

Exhibit
Number	Description
10.6	Master Confidential Disclosure Agreement by and among Synovus and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.4 of Synovus’ Current Report on Form 8-K dated November 30, 2007.

10.7	Tax Sharing Agreement by and among Synovus, Columbus Bank and Trust Company and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.5 of Synovus’ Current Report on Form 8-K dated November 30, 2007.
10. EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.8	Director Stock Purchase Plan of Synovus, incorporated by reference to Exhibit 10.3 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 22, 2000.

10.9	Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.

10.10	Synovus Financial Corp. Deferred Stock Option Plan, incorporated by reference to Exhibit 10.5 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.

10.11	Synovus Financial Corp. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.7 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.

10.12	Wage Continuation Agreement of Synovus, incorporated by reference to Exhibit 10.8 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 29, 1993.

10.13	Agreement in Connection with Personal Use of Company Aircraft, incorporated by reference to Exhibit 10.7 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 7, 2006.

10.14	Life Insurance Trusts, incorporated by reference to Exhibit 10.12 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 29, 1993.

Exhibit
Number	Description

10.15	1993 Split Dollar Insurance Agreement of Synovus, incorporated by reference to Exhibit 10.14 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 28, 1994.

10.16	1995 Split Dollar Insurance Agreement of Synovus, incorporated by reference to Exhibit 10.15 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC on March 24, 1995.

10.17	Synovus Financial Corp. 1994 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.16 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC on March 24, 1995.

10.18	Amended and Restated Synovus Financial Corp. Deferred Compensation Plan.

10.19	Synovus Financial Corp. Executive Cash Bonus Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on 8-K dated April 27, 2006.

10.20	Change of Control Agreements for executive officers, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 20, 2005.

10.21	Employment Agreement of James H. Blanchard, incorporated by reference to Exhibit 10 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed with the SEC on November 15, 1999.

10.22	Synovus Financial Corp. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.22 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 22, 2000.

10.23	Form of Stock Option Agreement for the: (i) Synovus Financial Corp. 1994 Long-Term Incentive Plan; (ii) Synovus Financial Corp. 2000 Long-Term Incentive Plan; and (iii) Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 9, 2004.

10.24	Form of Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 25, 2005.

Exhibit
Number	Description

10.25	Form of Performance-Based Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 25, 2005.

10.26	Form of Non-Employee Director Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated February 1, 2005, as filed with the SEC on February 3, 2005.

10.27	Form of Stock Option Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 18, 2006, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 18, 2006.

10.28	Form of Restricted Stock Award Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 18, 2006, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 18, 2006.

10.29	Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated April 25, 2007.

10.30	Form of Restricted Stock Award Agreement for restricted stock awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated April 25, 2007.

10.31	Form of Performance-Based Restricted Stock Award Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.3 of Synovus’ Current Report on Form 8-K dated April 25, 2007.

10.32	Form of Revised Stock Option Agreement for stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 29, 2008.

10.33	Form of Revised Restricted Stock Unit Agreement for restricted stock unit awards under the Synovus Financial Corp. 2007 Omnibus Plan.

Exhibit
Number	Description

10.34	Form of Retention Stock Option Agreement for retention stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 29, 2008.

10.35	Form of Indemnification Agreement for directors and executive officers of Synovus, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated July 26, 2007.

10.36	Summary of Annual Base Salaries of Synovus’ Named Executive Officers.

10.37	Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.19 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on March 1, 2007.

21.1	Subsidiaries of Synovus Financial Corp.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Registered Public Accounting Firm.

23.3*	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2007 Annual Report on Form 10-K and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Appendix to the Proxy Statement for the Annual Meeting of Shareholders of Synovus to be held on April 24, 2008.

99.2*	Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2007.

99.3*	Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2007.

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

SYNOVUS FINANCIAL CORP.

April 25, 2008	By:	/s/Richard E. Anthony

Richard E. Anthony,
Principal Executive Officer