Form 10-Q
period 2008-03-31
SYNOVUS FINANCIAL CORP
filed 2008-05-12
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12B-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	April 30, 2008

Common Stock, $1.00 Par Value	330,089,200 shares

SYNOVUS FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
(In thousands, except share data)	2008	2007
ASSETS
Cash and due from banks	$589,640	682,583
Interest earning deposits with banks	2,440	10,950
Federal funds sold and securities purchased under resale agreements	101,855	76,086
Trading account assets	34,730	17,803
Mortgage loans held for sale at fair value	141,598	153,437
Impaired loans held for sale	42,270	—
Investment securities available for sale	3,779,877	3,666,974

Loans, net of unearned income	27,117,510	26,498,585
Allowance for loan losses	(394,848)	(367,613)

Loans, net	26,722,662	26,130,972

Premises and equipment, net	565,887	547,437
Goodwill	519,138	519,138
Other intangible assets, net	26,156	28,007
Other assets	1,233,637	1,185,065

Total assets	$33,759,890	33,018,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing retail and commercial deposits	$3,508,246	3,472,423
Interest bearing retail and commercial deposits	17,713,901	17,734,851

Total retail and commercial deposits	21,222,147	21,207,274
Brokered deposits ($232,626 and $293,842 at fair value as of March 31, 2008 and December 31, 2007)	4,441,040	3,752,542

Total deposits	25,663,187	24,959,816
Federal funds purchased and securities sold under repurchase agreements	2,108,109	2,319,412
Long-term debt	1,992,750	1,890,235
Other liabilities	442,270	407,399

Total liabilities	30,206,316	29,576,862

Minority interest in consolidated subsidiaries	22,772	—
Shareholders’ equity:
Common stock — $1.00 par value. Authorized 600,000,000 shares; issued 335,749,571 in 2008 and 335,529,482 in 2007; outstanding 330,088,033 in 2008 and 329,867,944 in 2007	335,750	335,529
Additional paid-in capital	1,106,049	1,101,209
Treasury stock, at cost — 5,661,538 shares	(113,944)	(113,944)
Accumulated other comprehensive income	92,076	31,439
Retained earnings	2,110,871	2,087,357

Total shareholders’ equity	3,530,802	3,441,590

Total liabilities and shareholders’ equity	$33,759,890	33,018,452

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2008	2007
Interest income:
Loans, including fees	$455,307	502,056
Investment securities available for sale	45,156	40,453
Trading account assets	634	907
Mortgage loans held for sale	1,697	2,437
Federal funds sold and securities purchased under resale agreements	1,019	1,478
Interest earning deposits with banks	68	568

Total interest income	503,881	547,899

Interest expense:
Deposits	187,181	226,067
Federal funds purchased and securities sold under repurchase agreements	17,830	20,642
Long-term debt	20,221	18,241

Total interest expense	225,232	264,950

Net interest income	278,649	282,949
Provision for losses on loans	91,049	20,515

Net interest income after provision for losses on loans	187,600	262,434

Non-interest income:
Service charges on deposit accounts	28,391	26,370
Fiduciary and asset management fees	12,621	12,473
Brokerage and investment banking revenue	8,487	7,449
Mortgage banking income	8,161	7,226
Bankcard fees	12,218	11,880
Net gains (losses) on sales of available for sale investment securities	—	447
Other fee income	11,185	9,427
Other operating income	20,370	12,231
Proceeds from redemption of Visa shares	38,542	—

Total non-interest income	139,975	87,503

Non-interest expense:
Salaries and other personnel expense	122,130	113,927
Net occupancy and equipment expense	30,211	27,290
Other operating expenses	66,463	53,580
Visa litigation expense	(17,430)	—

Total non-interest expense	201,374	194,797

Minority interest in consolidated subsidiaries	1,559	—
Income from continuing operations before income taxes	124,642	155,140
Income tax expense	43,648	54,733

Income from continuing operations	80,994	100,407
Income from discontinued operations, net of income taxes and minority interest	—	46,346

Net income	$80,994	146,753

Basic earnings per share:
Income from continuing operations	$0.25	0.31

Net income	0.25	0.45

Diluted earnings per share:
Income from continuing operations	$0.24	0.30

Net income	0.24	0.45

Weighted average shares outstanding:
Basic	328,970	325,687

Diluted	331,719	329,573

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(unaudited)

					Accum
					ulated
					Other
					Compre-
			Additional		hensive
	Shares	Common	Paid-In	Treasury	Income	Retained
(In thousands, except per share data)	Issued	Stock	Capital	Stock	(Loss)	Earnings	Total
Balance at December 31, 2006	331,214	$331,214	1,033,055	(113,944)	(2,129)	2,460,454	3,708,650
Cumulative effect of adoption of FIN No. 48						(230)	(230)
Net Income						146,753	146,753
Other comprehensive income, net of tax:
Net unrealized gain on cash flow hedges					1,511		1,511
Change in unrealized gains (losses) on investment securities available for sale, net of reclassification adjustment					7,694		7,694
Loss on foreign currency translation					(87)		(87)

Other comprehensive income					9,118		9,118

Comprehensive income							155,871

Cash dividends declared — $0.21 per share						(67,004)	(67,004)
Issuance of non-vested stock	57	57	(57)				—
Share-based compensation expense			5,711				5,711
Stock options exercised	1,179	1,179	21,939				23,118
Share-based tax benefit			4,869				4,869
Ownership change at majority-owned subsidiary			2,982				2,982
Issuance of common stock for acquisition	62	62	2,054				2,116

Balance at March 31, 2007	332,512	$332,512	1,070,553	(113,944)	6,989	2,539,973	3,836,083

Balance at December 31, 2007	335,529	$335,529	1,101,209	(113,944)	31,439	2,087,357	3,441,590
Cumulative effect of adoption of EITF Issue No. 06-4						(1,420)	(1,420)
Cumulative effect of adoption of SFAS No. 159						58	58
Net Income						80,994	80,994
Other comprehensive income, net of tax:
Net unrealized gain on cash flow hedges					12,301		12,301
Change in unrealized gains (losses) on investment securities available for sale, net of reclassification adjustment					48,290		48,290
Amortization of post-retirement unfunded health benefit, net of tax					46		46

Other comprehensive income					60,637		60,637

Comprehensive income							141,631

Cash dividends declared — $0.17 per share						(56,118)	(56,118)
Issuance of non-vested stock, net	(17)	(17)	17				—
Share-based compensation expense			3,590				3,590
Stock options exercised	238	238	961				1,199
Share-based tax benefit			272				272

Balance at March 31, 2008	335,750	$335,750	1,106,049	(113,944)	92,076	2,110,871	3,530,802

See accompanying notes to consolidated financial statements

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Operating activities:
Net income	$80,994	146,753
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	91,049	20,515
Depreciation, amortization and accretion, net	26,650	48,027
Equity in loss (income) of equity investments	1,160	(2,334)
Deferred tax expense (benefit)	1,159	(1,006)
Decrease (increase) in interest receivable	23,867	(7,517)
(Decrease) increase in interest payable	(4,588)	4,183
Minority interest in subsidiaries’ net income	1,559	11,278
Increase in trading account assets	(16,927)	(30,023)
Originations of mortgage loans held for sale	(317,442)	(394,538)
Proceeds from sales of mortgage loans held for sale	329,104	388,372
Gain on sale of mortgage loans held for sale	(4,116)	(2,880)
Increase in prepaid and other assets	(4,819)	(41,278)
Decrease in accrued salaries and benefits	(22,488)	(97,917)
Increase in other liabilities	73,909	50,929
Net gains on sales of available for sale investment securities	—	(447)
Increase in fair value of private equity investments	(4,946)	—
Impairment of private equity investment	—	1,068
Gain on redemption of Visa shares	(38,542)	—
Decrease in liability for Visa litigation	(17,430)	—
Share-based compensation	3,653	7,339
Excess tax benefit from share-based payment arrangements	(230)	(4,629)
Impairment of developed software	—	620
Other, net	2,535	28,336

Net cash provided by operating activities	204,111	124,851

Investing activities:
Net decrease (increase) in interest earning deposits with banks	8,510	(16,197)
Net increase in federal funds sold and securities purchased under resale agreements	(25,769)	(89,423)
Proceeds from maturities and principal collections of investment securities available for sale	413,453	217,908
Proceeds from sales of investment securities available for sale	—	7,010
Purchases of investment securities available for sale	(444,454)	(390,631)
Net increase in loans	(770,029)	(569,493)
Purchases of premises and equipment	(33,410)	(40,989)
Proceeds from disposals of premises and equipment	865	110
Net proceeds from redemption of Visa shares	38,542	—
Additions to other intangible assets	—	7,018
Contract acquisition costs	—	(7,144)
Additions to licensed computer software from vendors	—	(3,884)
Additions to internally developed computer software	—	(3,039)

Net cash used by investing activities	(812,292)	(888,754)

Financing activities:
Net increase in demand and savings deposits	472,321	402,115
Net increase in certificates of deposit	231,050	145,816
Net decrease in federal funds purchased and other securities sold under repurchase agreements	(211,303)	(12,279)
Principal repayments on long-term debt	(66,432)	(104,313)
Proceeds from issuance of long-term debt	155,800	307,805
Excess tax benefit from share-based payment arrangements	230	4,629
Dividends paid to shareholders	(67,626)	(63,476)
Proceeds from issuance of common stock	1,198	23,118

Net cash provided by financing activities	515,238	703,415

Effect of exchange rate changes on cash and cash equivalent balances held in foreign currencies	—	(571)

Decrease in cash and due from banks	(92,943)	(61,059)
Cash and due from banks at beginning of period	682,583	889,975

Cash and due from banks at end of period	$589,640	828,916

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Synovus Financial Corp. (Synovus) consolidated financial statements and related notes appearing in the 2007 Annual Report previously filed on Form 10-K.
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
Certain prior year amounts have been reclassified to conform to the presentation adopted in 2008.
Note 2 — Supplemental Cash Flow Information
For the three months ended March 31, 2008 and 2007, Synovus paid income taxes (net of refunds received) of $96 thousand and $53.6 million, respectively. The amount for the three months ended March 31, 2008 is impacted by tax overpayment credits from 2007 that were applied towards the 2008 income tax liability. For the three months ended March 31, 2008 and 2007, Synovus paid interest of $218.8 million and $256.2 million, respectively.
Non-cash investing activities consisted of loans of approximately $45.0 million and $7.8 million, which were foreclosed and transferred to other real estate during the three months ended March 31, 2008 and 2007, respectively, and impaired loans of approximately $42.3 million which were transferred to impaired loans held for sale during the three months ended March 31, 2008.
Note 3 — Comprehensive Income
Other comprehensive income (loss) consists of the change in net unrealized gains (losses) on cash flow hedges, the change in net unrealized gains (losses) on investment securities available for sale, gains (losses) on foreign currency translation, and the change in accumulated other comprehensive income related to post-retirement healthcare plans. Comprehensive income consists of net income plus other comprehensive income (loss).

Comprehensive income for the three months ended March 31, 2008 and 2007 is presented below:

	Three Months Ended
	March 31,
(in thousands)	2008	2007
Net income	$80,994	146,753
Other comprehensive income, net of tax:
Change in net unrealized gains (losses) on cash flow hedges	12,301	1,511
Change in net unrealized gains (losses) on investment securities available for sale, net of reclassification adjustment	48,290	7,694
Gains on foreign currency translation	—	(87)
Change in accumulated OCI related to postretirement healthcare plans	46	—

Other comprehensive income	60,637	9,118

Comprehensive income	$141,631	155,871

Note 4 — Impaired Loans Held for Sale
Loans or pools of loans are transferred to the impaired loans held for sale portfolio when the intent to hold the loans has changed due to portfolio management or risk mitigation strategies and when there is a plan to sell the loans within a reasonable period of time. The value of the loans or pools of loans is primarily determined by analyzing the underlying collateral of the loan and the external market prices of similar assets. At the time of transfer, if the fair value is less than the cost, the difference attributable to declines in credit quality is recorded as a charge-off against the allowance for loan losses. Decreases in fair value subsequent to the transfer are recognized as a component of non-interest expense. During the three months ended March 31, 2008, Synovus transferred loans totaling $63.3 million to the impaired loans held for sale portfolio. At the time of the transfer, Synovus recognized a $21.0 million charge-off on these loans, which resulted in a new cost basis of $42.3 million at March 31, 2008.
Note 5 — Fair Value Accounting — Adoption of SFAS Nos. 157 and 159
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S Generally Accepted Accounting Principles (GAAP), and expands disclosures about fair value measurements. This statement does not introduce any new requirements mandating the use of fair value; rather, it unifies the meaning of fair value and adds additional fair value disclosures. The provisions of this statement are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Effective January 1, 2008, Synovus adopted SFAS No. 157 for financial assets and liabilities. As permitted under FASB Staff Position No. FAS 157-2, Synovus has elected to defer the application of SFAS No. 157 to non-financial assets and liabilities until January 1, 2009.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No.159 permits entities to make an irrevocable election, at specified election dates, to measure eligible financial instruments and certain other instruments at fair value. As of January 1, 2008, Synovus has elected the fair value option (FVO) for mortgage loans held for sale and certain callable brokered certificates of deposit. Accordingly, a cumulative adjustment of $58 thousand ($91 thousand less $33 thousand of income taxes) was recorded as an increase to retained earnings.

The following is a description of the assets and liabilities for which fair value has been elected, including the specific reasons for electing fair value.
Mortgage Loans Held for Sale
Mortgage loans held for sale (“MLHFS”) have been previously accounted for on a lower of aggregate cost or fair value basis pursuant to SFAS No. 65, “Accounting for Certain Mortgage Banking Activities” (SFAS No. 65). For certain mortgage loan types, fair value hedge accounting was utilized by Synovus to hedge a given mortgage loan pool, and the underlying mortgage loan balances were adjusted for the change in fair value related to the hedged risk (fluctuation in market interest rates) in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted (SFAS No. 133). For those certain mortgage loan types, Synovus is still able to achieve an effective economic hedge by being able to mark-to-market the underlying mortgage loan balances through the income statement, but has eliminated the operational time and expense needed to manage a hedge accounting program under SFAS No. 133. Previously under SFAS No. 65, Synovus was exposed, from an accounting perspective, only to the downside risk of market volatilities; however by electing FVO, Synovus may now also recognize the associated gains on the mortgage loan portfolio as favorable changes in the market occur.
Certain Callable Brokered Certificates of Deposit
Synovus has elected FVO for certain callable brokered certificates of deposit (“CDs”) to ease the operational burdens required to maintain hedge accounting for such instruments under the constructs of SFAS No. 133. Prior to the adoption of SFAS No. 159, Synovus was highly effective in hedging the risk related to changes in fair value, due to fluctuations in market interest rates, by engaging in various interest rate derivatives. However, SFAS No. 133 requires an elaborate documentation process for each hedging relationship and an extensive process related to assessing the effectiveness and measuring ineffectiveness related to such hedges. By electing FVO on these previously hedged callable brokered CDs, Synovus is still able to achieve an effective economic hedge by being able to mark-to-market the underlying CDs through the income statement, but has eliminated the operational time and expense needed to manage a hedge accounting program under SFAS No. 133.
The following table summarizes the impact of adopting the fair value option for these financial instruments as of January 1, 2008. Amounts shown represent the carrying value of the affected instruments before and after the changes in accounting resulting from the adoption of SFAS No. 159.

	Ending		Opening
	Balance	Cumulative	Balance
	Sheet	Effect	Sheet
	December	Adjustment	January 1,
(Dollars in thousands)	31, 2007	Gain, net	2008
Mortgage loans held for sale	$153,437	$91	$153,528
Certain callable brokered CDs	293,841	—	293,841

Pre-tax cumulative effect of adoption of the fair value option		91
Deferred tax liability		(33)

Cumulative effect of adoption of the fair value option (increase to retained earnings)		$58

Determination of Fair Value
SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy for disclosure of fair value measurements based on significant inputs used to determine the fair value. The three levels of inputs are as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include corporate debt and equity securities, certain derivative contracts, as well as certain U.S. Treasury and U.S. Government-sponsored enterprise debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government-sponsored enterprises and agency mortgage-backed debt securities, obligations of states and municipalities, certain callable brokered certificates of deposit, collateralized mortgage obligations, corporate debt securities, derivative contracts, and mortgage loans held-for-sale.

Level 3	Unobservable inputs that are supported by little if any market activity for the asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category primarily includes Federal Home Loan Bank and Federal Reserve Bank stock, collateral-dependent impaired loans, and certain private equity investments.
Following is a description of the valuation methodologies used for the major categories of financial assets and liabilities measured at fair value.
Trading Account Assets/Liabilities and Investment Securities Available for Sale
Where quoted market prices are available in an active market, securities are valued via independent providers at the last traded price by obtaining feeds from a number of live data sources including active market makers and inter-dealer brokers. These securities are classified as Level 1 within the valuation hierarchy and include U.S. Treasury securities, obligations of U.S. Government-sponsored enterprises, and corporate debt and equity securities. If quoted market prices are not available, then fair values are estimated by the independent providers using bid prices and quoted prices of pools or tranches of securities with similar characteristics. These types of securities are classified as Level 2 within the valuation hierarchy and consist of collateralized mortgage obligations, mortgage-backed securities, debt securities of U.S. Government-sponsored enterprises and agencies, and state and municipal bonds. In both cases, Synovus has evaluated the valuation methodologies of these third party providers to determine whether such valuations are representative of an exit price in the Synovus’ principal markets. In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. These Level 3 items are primarily Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock.

Mortgage Loans Held for Sale
Since quoted market prices are not available, fair value is derived from a hypothetical-securitization model used to project the “exit price” of the loan in securitization. The bid pricing convention is used for loan pricing for similar assets. The valuation model is based upon forward settlement of a pool of loans of identical coupon, maturity, product, and credit attributes. The inputs to the model are continuously updated with available market and historical data. As the loans are predominantly used as collateral for securitizations, the valuation model represents the highest and best use of the loans in Synovus’ principal market. Mortgage loans held for sale are classified within Level 2 of the valuation hierarchy.
Private Equity Investments
Private equity investments consist primarily of investments in venture capital funds. The valuation of these instruments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. Based on these factors, the ultimate realizable value of Level 3 private equity investments could differ significantly from the values reflected in the accompanying financial statements. Private equity investments are valued initially based upon transaction price. Thereafter, Synovus uses information provided by the fund managers in the initial determination of estimated fair value. Valuation factors such as recent or proposed purchase or sale of debt or equity of the issuer, pricing by other dealers in similar securities, size of position held, liquidity of the market and changes in economic conditions affecting the issuer are used in the final determination of estimated fair value. These private equity investments are classified as Level 3 within the valuation hierarchy.
Private equity investments may also include investments in publicly traded equity securities, which have restrictions on their sale, generally obtained through an initial public offering. Investments in the restricted publicly traded equity securities are recorded at fair value based on the quoted market value less adjustments for regulatory or contractual sales restrictions. Discounts for restrictions are determined based upon the length of the restriction period and the volatility of the equity security. Investments in restricted publicly traded equity securities are classified as Level 2 within the valuation hierarchy.
Derivative Assets and Liabilities
Equity derivatives are valued using quoted market prices and are classified as Level 1 within the valuation hierarchy. All other derivatives are valued using internally developed models. These derivatives include interest rate swaps, floors, caps, and collars. To-be-announced option contracts to purchase or sell mortgage-backed securities in the future and mandatory forward sales commitments are derivatives utilized by Synovus’ mortgage subsidiary, and are valued by obtaining prices directly from dealers in the form of quotes for identical options using a bid pricing convention with a spread between bid and offer quotations. All of these types of derivatives are classified as Level 2 within the valuation hierarchy. The mortgage subsidiary also utilizes mortgage commitments to fund derivatives, and they are valued based on the other mortgage derivatives mentioned above except there is a fall-out ratio for interest rate lock commitments that is an additional input which is Level 3. Therefore, this type of derivative instrument is classified as Level 3 within the valuation hierarchy. These amounts, however, are insignificant.

Certain Callable Brokered Certificates of Deposit
The fair value of certain callable brokered certificates of deposit is derived using several inputs in a valuation model that calculates the discounted cash flows based upon a yield curve. Once the yield curve is constructed, it is applied against the standard certificate of deposit terms that may include the principal balance, payment frequency, term to maturity, and interest accrual to arrive at the discounted cash flow based fair value. When valuing the call option, as applicable, implied volatility is obtained for a similarly dated interest rate swaption, and it is also entered in the model. These types of certificates of deposit are classified as Level 2 within the valuation hierarchy.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis, including financial instruments for which Synovus has elected the fair value option as of March 31, 2008 according to the SFAS No. 157 valuation hierarchy:

	March 31, 2008
					Total
					Assets/Liabilities at
(in thousands)	Level 1	Level 2	Level 3		Fair Value
Assets

Trading account assets	$4,168	30,562	—		$34,730
Mortgage loans held for sale	—	141,598	—		141,598
Investment securities available for sale	5,233	3,642,098	132,546	(2)	3,779,877
Private equity investments	—	—	61,082		61,082
Derivative assets	8,055	182,627	—		190,682

Liabilities

Brokered certificates of deposit (1)	$—	232,626	—		$232,626
Trading account liabilities	—	5,034	—		5,034
Derivative liabilities	8,055	100,917	—		108,972

(1)	Amounts represent the value of the certain callable brokered certificates of deposit for which Synovus has elected the fair value option under SFAS No. 159.

(2)	This amount primarily consists of FHLB (Federal Home Loan Bank) stock and FRB (Federal Reserve Bank) stock of approximately $111.5 million and $7.4 million, respectively.

Changes in Fair Value — FVO Items
The following table presents the changes in fair value included in the consolidated statement of income for items which the fair value election was made. The table does not reflect the change in fair value attributable to the related economic hedges Synovus used to mitigate interest rate risk associated with the financial instruments. These changes in fair value were recorded as a component of mortgage banking income and other operating income, as appropriate, and substantially offset the change in fair value of the financial instruments referenced below.

	Three Months Ended March 31, 2008
			Total
	Mortgage	Other	Changes in
	Banking	Operating	Fair Value
(in thousands)	Income	Income	Recorded
Mortgage loans held for sale	$50,000	—	$50,000
Certain callable brokered CDs	$—	(1,878)	$1,878
Changes in Level Three Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs (Level 3) to fair-value certain assets and liabilities as of March 31, 2008. The table below includes a roll forward of the balance sheet amount for the three months ended March 31, 2008 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis.

	Investment
	Securities
	Available	Private Equity
(in thousands)	for Sale	Investments
Beginning balance January 1, 2008	$126,715	55,581
Total gains or (losses) (realized/unrealized), net of minority interest:
Included in earnings	—	3,702
Included in other comprehensive income	(73)	—
Purchases, sales, issuances, and settlements, net	5,904	1,799
Transfers in and/or out of Level 3	—	—

Ending balance March 31, 2008	$132,546	61,082

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2008	$(73)	3,702
The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings or changes in net assets for material Level 3 assets and liabilities for the three months ended March 31, 2008.

	Three Months Ended March 31, 2008
	Investment
	Securities
	Available	Private Equity
(in thousands)	for Sale	Investments
Total change in earnings, net of minority interest	$—	3,404
Change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2008	$(73)	—

Assets Measured at Fair Value on a Non-recurring Basis
Loans under the scope of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS No. 114), are evaluated for impairment using the present value of the expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from the requirements of SFAS No. 157. Impaired loans measured by applying the practical expedient in SFAS No. 114 are included in the requirements of SFAS No. 157.
Under the practical expedient, Synovus measures the fair value of collateral-dependent impaired loans based on the fair value of the collateral securing these loans. These measurements are classified as Level 3 within the valuation hierarchy. All impaired loans are secured by real estate. The fair value of these real estate properties is generally determined based upon appraisals performed by a certified or licensed appraiser using inputs such as absorption rates, capitalization rates, and comparables. Management also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals such as changes in absorption rates or market conditions from the time of valuation. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.
The fair value of collateral-dependent impaired loans (including impaired loans held for sale) totaled $433.6 million at March 31, 2008, compared to $264.9 million at December 31, 2007.
Note 6 — Derivative Instruments
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
At March 31, 2008, Synovus had commitments to fund fixed-rate mortgage loans to customers in the amount of $141.8 million. The fair value of these commitments at March 31, 2008 resulted in an unrealized gain of $1.7 million, which was recorded as a component of mortgage banking income in the consolidated statements of income.
At March 31, 2008, outstanding commitments to sell fixed-rate mortgage loans amounted to approximately $276.3 million. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding commitments to originate residential mortgage loans for resale.

The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans at March 31, 2008 resulted in an unrealized loss of $887 thousand, which was recorded as a component of mortgage banking income in the consolidated statements of income.
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
The receive fixed interest rate swap contracts at March 31, 2008 are being utilized to hedge $750 million in floating rate loans and $1.56 billion in fixed-rate liabilities. A summary of interest rate swap contracts and their terms at March 31, 2008 is shown below. In accordance with the provisions of SFAS No. 133, the fair value (net unrealized gains and losses) of these contracts has been recorded on the consolidated balance sheets.

		Weighted-Average					Net
				Maturity			Unrealized
(Dollars in	Notional	Receive	Pay	In	Unrealized		Gains
thousands)	Amount	Rate	Rate(*)	Months	Gains	Losses	(Losses)
Receive fixed swaps:
Fair value hedges	$1,557,500	4.87%	2.75%	28	$32,377	(7)	32,370
Cash flow hedges	750,000	8.08%	5.25%	31	51,153	—	51,153

Total	$2,307,500	5.91%	3.56%	29	$83,530	(7)	83,523

(*)	Variable pay rate based upon contract rates in effect at March 31, 2008.
Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis for all cash flow hedges entered into after March 31, 2007. The cumulative dollar offset method is used for all hedges entered into prior to that date. As of March 31, 2008, cumulative ineffectiveness for Synovus’ portfolio of cash flow hedges represented a gain of approximately $1.4 million. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of income as a component of other operating income.
Synovus expects to reclassify from accumulated other comprehensive income (loss) approximately $14.2 million as net-of-tax income during the next twelve months, as the related payments for interest rate swaps and amortization of deferred gains (losses) are recorded.
Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair market value of various fixed rate liabilities due to changes in the benchmark interest rate LIBOR. Synovus calculates effectiveness of the hedging relationships quarterly using regression analysis for all fair value hedges entered into after March 31, 2007.

As of March 31, 2008, cumulative ineffectiveness for Synovus’ portfolio of fair value hedges represented a gain of approximately $1.8 million. Ineffectiveness from fair value hedges is recognized in the consolidated statements of income as other operating income.
Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the risk to Synovus. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of March 31, 2008, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $3.47 billion, an increase of $512.0 million compared to December 31, 2007.
Synovus also enters into derivative financial instruments to meet the equity risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the risk to Synovus. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of March 31, 2008, the notional amount of customer related equity derivative financial instruments, including both the customer position and the offsetting position, was $10.7 million.
Note 7 — Share-Based Compensation
General Description of Share-Based Compensation Plans
Synovus has various long-term incentive plans under which the Compensation Committee of the Board of Directors has the authority to grant share-based compensation to Synovus employees. At March 31, 2008, Synovus had a total of 19,944,889 shares of its authorized but unissued common stock reserved for future grants under the 2007 Omnibus Plan. The general terms of each of these plans are substantially the same, permitting the grant of share-based compensation including stock options, non-vested shares, restricted share units, and stock appreciation rights. These plans generally include vesting periods ranging from three to five years and contractual terms ranging from five to ten years. Stock options are granted at exercise prices which equal the fair market value of a share of common stock on the grant-date. Synovus historically issues new shares to satisfy share option exercises.

Share-Based Compensation Expense
Synovus’ share-based compensation costs are recorded as a component of salaries and other personnel expense in the consolidated statements of income. Share-based compensation expense is recognized for plan participants on a straight-line basis over the shorter of the vesting period or the period until reaching retirement eligibility. Share-based compensation expense from continuing operations recognized in income is presented below:

	Three Months Ended
	March 31,
(in thousands)	2008	2007
Share-based compensation expense:
Stock options	$1,137	2,524
Non-vested shares	2,516	1,766

Total share-based compensation expense	$3,653	4,290

Stock Option Awards
During the three months ended March 31, 2008, Synovus granted 3,042,911 options to purchase shares of Synovus common stock to certain key Synovus employees at a weighted-average exercise price of $13.18. At March 31, 2008, there were 31,643,702 options to purchase shares of Synovus common stock outstanding with a weighted-average exercise price of $10.86.
Non-Vested Shares and Restricted Share Units
During the three months ended March 31, 2008, Synovus awarded 94,709 restricted share units and 18,257 non-vested shares of non-transferable Synovus common stock to certain key employees and non-employee directors of Synovus. The weighted-average grant-date fair value of both the awarded stock and the stock units for the three months ended March 31, 2008 was $13.06. All holders of non-vested shares of Synovus common stock on December 31, 2007 received Total System Services, Inc. (TSYS) non-vested shares based on the distribution ratio applicable to all Synovus shares in connection with the spin-off of TSYS. At March 31, 2008, there were 1,011,183 non-vested Synovus shares and restricted share units outstanding and 433,470 non-vested shares of TSYS stock outstanding with a weighted-average grant-date fair value of $26.14.
In addition, 12,677 non-transferable non-vested shares of Synovus common stock and 6,135 non-vested shares of TSYS common stock were awarded to a key Synovus executive from a 2005 authorized grant of 63,386 shares under a performance vesting schedule during the three-month period ended March 31, 2008, with a grant-date fair value of $23.42.
Note 8 — Discontinued Operations
TSYS Spin-off
On December 31, 2007, Synovus completed the tax-free spin-off of its shares of TSYS common stock to Synovus shareholders. The distribution of approximately 80.6% of TSYS’ outstanding shares owned by Synovus was made to shareholders of record on December 18, 2007 (the “record date”). Each Synovus shareholder received 0.483921 of a share of TSYS common stock for each share of Synovus common stock held as of the record date. Synovus shareholders received cash in lieu of fractional shares for amounts of less than one share of TSYS common stock. Pursuant to the agreement and plan of distribution, TSYS paid on a pro rata basis to its shareholders, including Synovus, a one-time cash dividend of $600 million or $3.0309 per TSYS share based on the number of TSYS shares outstanding as of the record date. Based on the number of TSYS shares owned by Synovus as of the record date, Synovus received $483.8 million in proceeds from this one-time cash dividend. The dividend was paid on December 31, 2007.
In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the historical consolidated results of operations of TSYS, as well as all costs associated with the spin-off of TSYS are now presented as a component of income from discontinued operations. The balance sheet for the periods ended March 31, 2008 and December 31, 2007 does not include assets and liabilities of TSYS.
The following amounts have been segregated from continuing operations and included in income from discontinued operations, net of income taxes and minority interest, in the consolidated statements of income:

Three Months
Ended
March 31,
(In thousands)	2007
TSYS
TSYS revenues	$436,606

TSYS income, net of minority interest and before taxes	81,237
Income tax expense	(34,891)

Income from discontinued operations, net of income taxes	$46,346

Cash flows of discontinued operations for the three months ended March 31, 2007 are presented below.

Three Months
Ended
March 31,
(In thousands)	2007
Cash provided by operating activities	$66,450
Cash used in investing activities	(31,772)
Cash used in financing activities	(1,519)
Effect of exchange rates on cash and cash equivalents	(571)

Cash provided by discontinued operations	$32,588

Note 9 — Goodwill and Other Intangible Assets
Goodwill at March 31, 2008 and December 31, 2007 was $519.1 million. An extended period of future significant deterioration in credit markets could impair Synovus’ goodwill in the future.
Intangible assets (excluding goodwill) net of accumulated amortization as of March 31, 2008 and December 31, 2007, respectively, are presented in the table below.

	March 31,	December 31,
(In thousands)	2008	2007
Other intangible assets:
Purchased trust revenues	$2,292	2,362
Acquired customer contracts	2,246	2,407
Core deposit premiums	21,062	22,668
Other	556	570

Total carrying value	$26,156	28,007

Note 10 — Income Taxes
Synovus files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions, and is subject to examinations by these taxing authorities unless statutory examination periods lapse. Synovus’ U.S. Federal income tax return is filed on a consolidated basis. Most state income tax returns are filed on a separate entity basis. Synovus is no longer subject to U.S. Federal income tax examinations for years before 2004 and Synovus is no longer subject to income tax examinations from state and local tax authorities for years before 2001. There is currently no Federal tax examination in progress. However, certain state tax examinations are in progress by the relevant state tax authorities. Although Synovus is unable to determine the ultimate outcome of these examinations, Synovus believes that its liability for uncertain tax positions relating to these jurisdictions for such years is adequate.
During the three months ended March 31, 2008, Synovus increased its liability for uncertain income tax positions by a net amount of approximately $625 thousand (net of the Federal tax effect) including $27 thousand in interest and penalties. This net increase resulted from new information impacting the potential resolution of prior year’s uncertain tax positions which were partially reduced by expiring state audit period statutes and was recorded as an increase to state income tax expense in the quarter.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (1):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(in thousands)	2008	2007
Beginning balance	$7,074	$9,057
Current activity:
Additions based on tax positions related to current year	171	285
Additions for tax positions of prior years	1,299	—
Reductions for tax positions of prior years	(337)	(1,159)
Settlements	—	—

Net, current activity	1,133	(874)

Ending balance	$8,207	$8,183

(1)	Unrecognized state tax benefits are not adjusted for the Federal tax impact.
Synovus recognizes accrued interest and penalties related to unrecognized income tax benefits as a component of income tax expense. Accrued interest and penalties on unrecognized tax benefits totaled $1.1 million and $1.2 million as of January 1, 2008 and March 31, 2008, respectively. The total amount of unrecognized income tax benefits as of January 1, 2008 and March 31, 2008 that, if recognized, would affect the effective tax rate is $5.4 million and $6.2 million (net of the Federal benefit on state tax issues), respectively, which includes interest and penalties of $745 thousand and $829 thousand.
The total liability for uncertain tax positions under FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” at March 31, 2008 is $6.2 million. Synovus is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, Synovus does not expect a significant payment related to these obligations within the next year. Synovus expects that approximately $447 thousand of uncertain tax positions will be either settled or resolved during the next twelve months.
Note 11 — Visa Initial Public Offering and Litigation Expense
Synovus is a member of the Visa USA network. Under Visa USA bylaws, Visa members are obligated to indemnify Visa USA and/or its parent company, Visa, Inc., for potential future settlement of, or judgments resulting from, certain litigation, which Visa refers to as the “covered litigation.” Synovus’ indemnification obligation is limited to its membership proportion of Visa USA. On November 7, 2007, Visa announced the settlement of its American Express litigation, and disclosed in its annual report to the U.S. Securities and Exchange commission (SEC) on Form 10-K for the year ended September 30, 2007 that Visa had accrued a contingent liability for the estimated settlement of its Discover litigation. During the second half of 2007, Synovus recognized a contingent liability in the amount of $36.8 million as an estimate for its membership proportion of the American Express settlement and the potential Discover settlement, as well as its membership proportion of the amount that Synovus estimates will be required for Visa to settle the remaining covered litigation.

Visa, Inc. completed an initial public offering (the Visa IPO) in March 2008. Visa used a portion of the proceeds from the IPO to establish a $3.0 billion escrow for settlement of covered litigation and used substantially all of the remaining portion to redeem class B and class C shares held by Visa issuing members. During the three months ended March 31, 2008, Synovus recognized a pre-tax gain of $38.5 million on redemption proceeds received from Visa, Inc. and reduced the $36.8 million litigation accrual recognized in the second half of 2007 by $17.4 million for its pro-rata share of the $3.0 billion escrow funded by Visa, Inc. The redemption of shares and reduction of the accrued liability following the Visa IPO resulted in a gain of $34.1 million, net of tax, or $0.10 per diluted share for the three months ended March 31, 2008.
Note 12 — Recently Adopted Accounting Pronouncements
In September 2006, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4). EITF 06-4 requires an employer to recognize a liability for future benefits based on the substantive agreement with the employee. EITF 06-4 requires a company to use the guidance prescribed in SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and Accounting Principles Board Opinion No. 12, “Omnibus Opinion,” when entering into an endorsement split-dollar life insurance agreement and recognizing the liability. EITF 06-4 was effective for fiscal periods beginning after December 15, 2007. Synovus adopted the provisions of EITF 06-4 effective January 1, 2008 and recognized approximately $1.4 million, net of tax, as a cumulative effect adjustment to retained earnings.
In November 2006, the EITF reached a consensus on EITF Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). Under EITF 06-10, an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement. The recognition of an asset should be based on the nature and substance of the collateral, as well as the terms of the arrangement such as (1) future cash flows to which the employer is entitled and (2) employee’s obligation (and ability) to repay the employer. EITF 06-10 was effective for fiscal periods beginning after December 15, 2007. Synovus adopted the provisions of EITF 06-10 effective January 1, 2008. There was no impact to Synovus upon adoption of EITF 06-10.
In November 2006, the EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). Employees may receive dividend payments (or the equivalent of) on vested and non-vested share-based payment awards. Under EITF 06-11, the Task Force concluded that a realized income tax benefit from dividends (or dividend equivalents) that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. Once the award is settled, the Company should determine whether the cumulative tax deduction exceeded the cumulative compensation cost recognized on the income statement. If the total tax benefit exceeds the tax effect of the cumulative compensation cost, the excess would be an increase to additional paid-in capital. EITF 06-11 was effective for fiscal periods beginning after September 15, 2007. The impact of adoption of EITF 06-11 was not material to Synovus’ financial position, results of operations or cash flows.

In November 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 supercedes SAB 105, “Application of Accounting Principles to Loan Commitments.” SAB 109, consistent with SFAS No. 156, “Accounting for Servicing of Financial Assets,” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” requires that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. A separate and distinct servicing asset or liability is not recognized for accounting purposes until the servicing rights have been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. The provisions of this bulletin were effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adoption of SAB 109 was an increase in mortgage revenues of approximately $1.2 million for the three months ended March 31, 2008.
In December 2007, the SEC issued SAB 110, “Share-Based Payment.” SAB 110 allows eligible public companies to continue to use a simplified method for estimating the expected term of stock options if their own historical exercise data no longer provides a reasonable basis. Under SAB 107, “Share-Based Payment,” the simplified method was scheduled to expire for all grants made after December 31, 2007. The provisions of this bulletin were effective on January 1, 2008. Due to the spin-off of TSYS on December 31, 2007 and recent changes to the terms of stock option agreements, Synovus elected to continue using the simplified method for determining the expected term component for all share options granted during 2008.

ITEM 2 MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Executive Summary
The following financial review provides a discussion of Synovus’ financial condition, changes in financial condition, and results of operations.
About Our Business
Synovus is a financial services holding company, based in Columbus, Georgia, with approximately $34 billion in assets. Synovus provides integrated financial services including banking, financial management, insurance, mortgage, and leasing services through 37 wholly-owned subsidiary banks and other Synovus offices in Georgia, Alabama, South Carolina, Tennessee, and Florida. At March 31, 2008, our banks ranged in size from $110.8 million to $6.09 billion in total assets.
Our Key Financial Performance Indicators
In terms of how we measure success in our business, the following are our key financial performance indicators:

• Loan Growth	• Credit Quality
• Core Deposit Growth	• Fee Income Growth
• Net Interest Margin	• Expense Management
2008 Financial Performance Highlights
•	Net income of $81.0 million, down 19.3%, for the three months ended March 31, 2008 as compared to income from continuing operations for the prior year (down 53.3% excluding the net gain from the Visa IPO).

•	Diluted earnings per share (EPS): $0.24, down 19.9% from continuing operations for 2007 (down 53.6% excluding the net gain from the Visa IPO).

•	Net interest margin: 3.71% for the three months ended March 31, 2008, compared to 4.05% for the three months ended March 31, 2007, and down 15 basis points from 3.86% for the three months ended December 31, 2007 (excluding the impact of credit costs, down 12 basis points on a sequential quarter basis).

•	Loan growth: increase of 7.5% from March 31, 2007 and 9.4% annualized increase from December 31, 2007.

•	Credit quality:
•	Non-performing assets ratio of 2.49%, compared to 1.67% at December 31, 2007 and 0.68% at March 31, 2007.

•	Past dues over 90 days and still accruing interest as a percentage of total loans of 0.16%, compared to 0.13% at December 31, 2007 and 0.11% at March 31, 2007.

•	Total past dues over 30 days and still accruing interest as a percentage of total loans of 1.39% compared to 1.02% at December 31, 2007 and 0.60% at March 31, 2007.

•	Net charge-off ratio of 0.95% for the three months ended March 31, 2008 compared to 0.91% for the three months ended

December 31, 2007, and 0.13% for the three months ended March 31, 2007.
•	Core deposits (total deposits less brokered deposits): declined by 2.0% from March 31, 2007.

•	Non-interest income: up 60.0% for the three months ended March 31, 2008 compared to the corresponding period in the prior year. (up 15.9% excluding the gain from the Visa IPO).

•	Non-interest expense up 3.4% for the three months ended March 31, 2008, compared to the corresponding period in the prior year (up 12.3% excluding the reduction in the Visa litigation accrual).
Other highlights at Synovus include:
•	Visa, Inc. completed an initial public offering (the Visa IPO) in March 2008. Visa used a portion of the proceeds from the Visa IPO to establish a $3.0 billion escrow for settlement of covered litigation and used substantially all of the remaining portion to redeem class B and class C shares held by Visa issuing members. Synovus recognized a pre-tax gain of $38.5 million on redemption proceeds received from Visa, Inc. and reduced the $36.8 million litigation accrual recognized in the second half of 2007 by $17.4 million for its pro-rata share of the $3.0 billion escrow funded by Visa. Inc, The redemption proceeds and reduction of the Visa litigation accrual resulted in a gain of $34.1 million, net of tax, or $0.10 per diluted share. Synovus currently holds 1.4 million Visa class B shares which are subject to certain restrictions on sale.
Critical Accounting Policies
The accounting and financial reporting policies of Synovus conform to U.S. generally accepted accounting principles and to general practices within the banking industry. Synovus has identified certain of its accounting policies as “critical accounting policies.” In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. The application of these policies has a significant impact on Synovus’ financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are applied in the application of these policies.
Allowance for Loan Losses
Notes 1 and 6 to the consolidated financial statements in Synovus’ 2007 annual report contain a discussion of the allowance for loan losses. The allowance for loan losses at March 31, 2008 was $394.8 million.
The allowance for loan losses is determined based on an analysis which assesses the probable loss within the loan portfolio. The allowance for loan losses consists of two components: the allocated and unallocated allowances. Both components of the allowance are available to cover inherent losses in the portfolio. Significant judgments or estimates made in the determination of the allowance for loan losses consist of the risk ratings for loans in the commercial loan portfolio, the valuation of the collateral for loans that are classified as collateral-dependent impaired loans, and the loss factors.

Commercial Loans — Risk Ratings and Expected Loss Factors
Commercial loans are assigned a risk rating on a nine point scale. For commercial loans that are not considered impaired, the allocated allowance for loan losses is determined based upon the expected loss percentage factors that correspond to each risk rating.
The risk ratings are based on the borrowers’ credit risk profile, considering factors such as debt service history and capacity, inherent risk in the credit (e.g., based on industry type and source of repayment), and collateral position. Ratings 6 through 9 are modeled after the bank regulatory classifications of special mention, substandard, doubtful, and loss. Expected loss percentage factors are based on the probable loss including qualitative factors. The probable loss considers the probability of default, the loss given default, and certain qualitative factors as determined by loan category and risk rating. The probability of default and loss given default are based on industry data. Industry data will continue to be used until sufficient internal data becomes available. The qualitative factors consider credit concentrations, recent levels and trends in delinquencies and nonaccrual loans, and growth in the loan portfolio. The occurrence of certain events could result in changes to the expected loss factors. Accordingly, these expected loss factors are reviewed periodically and modified as necessary.
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
Impaired Loans
Management considers a loan to be impaired when the ultimate collectibility of all amounts due according to the contractual terms of the loan agreement are in doubt. A majority of our impaired loans are collateral-dependent. The net carrying amount of collateral-dependent impaired loans is equal to the fair value of the collateral (less estimated costs to sell) not only at the date at which impairment is initially recognized, but also at each subsequent reporting period. Accordingly, our policy requires that we update the fair value of the collateral securing collateral-dependent impaired loans each calendar quarter. Impaired loans had a net carrying value of $391.3 million at March 31, 2008. These loans are secured by real estate, with the majority classified as collateral-dependent loans. The fair value of the real estate securing these loans is generally determined based upon appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals.
Estimated losses on collateral-dependent impaired loans are typically charged-off. At March 31, 2008, $336.5 million or 65.3% of non-performing loans consisted of collateral-dependent impaired loans for which there is no allowance for loan losses as the estimated losses have been charged-off. These loans are recorded at the estimated fair value of the underlying collateral net of selling costs. However, if a collateral-dependent loan is placed on impaired status at or near the end of a calendar quarter, management records an allowance for loan losses based on the loan’s risk rating while an appraisal is being obtained. At March 31, 2008, Synovus had $54.8 million in collateral-dependent impaired loans with a recorded allocated allowance for loan losses of $13.1 million, or 23.9% of the principal balance. The estimated losses on these loans will be recorded as a charge-off during the second quarter of 2008 after the receipt of a current appraisal or fair value estimate based on current market conditions, including absorption rates. Management does not expect a material difference between the current allocated allowance on these loans and the actual charge-off.
Retail Loans — Expected Loss Factors
The allocated allowance for loan losses for retail loans is generally determined by segregating the retail loan portfolio into pools of homogeneous loan categories. Expected loss factors applied to these pools are based on the probable loss including qualitative factors. The probable loss considers the probability of default, the loss given default, and certain qualitative factors as determined by loan category and risk rating. Through December 31, 2007, the probability of default loss factors were based on industry data. Beginning January 1, 2008, the probability of default loss factors are based on internal default experience because this was the first reporting period when sufficient internal default data became available. Synovus believes that this data provides a more accurate estimate of probability of default considering the lower inherent risk of the retail portfolio and lower than expected charge-offs. This change resulted in a reduction in the allocated allowance for loan losses for the retail portfolio of approximately $19 million during the three months ended March 31, 2008. The loss given default factors continue to be based on industry data because sufficient internal data is not yet available. The qualitative factors consider credit concentrations, recent levels and trends in delinquencies and nonaccrual loans, and growth in the loan portfolio. The occurrence of certain events could result in changes to the loss factors. Accordingly, these loss factors are reviewed periodically and modified as necessary.
Unallocated Component
The unallocated component of the allowance for loan losses is considered necessary to provide for certain environmental and economic factors that effect the probable loss inherent in the entire loan portfolio. Unallocated loss factors included in the determination of the unallocated allowance are economic factors, changes in the experience, ability, and depth of lending management and staff, and changes in lending policies and procedures, including underwriting standards. Certain macro- economic factors and changes in business conditions and developments could have a material impact on the collectibility of the overall portfolio. As an example, a rapidly rising interest rate environment could have a material impact on certain borrowers’ ability to pay. The unallocated component is meant to cover such risks.
Income Taxes
Note 17 to the consolidated financial statements in Synovus’ 2007 Annual Report contains a discussion of income taxes. The calculation of Synovus’ income tax provision is complex and requires the use of estimates and judgments in its determination. As part of Synovus’ overall business strategy, management must consider tax laws and regulations that apply to the specific facts and circumstances under consideration. This analysis includes the amount and timing of the realization of income tax liabilities or benefits. Management closely monitors tax developments on both the state and federal level in order to evaluate the effect they may have on Synovus’ overall tax position. At March 31, 2008, Synovus concluded that it did not need a valuation allowance for its deferred income tax assets and had a net accrual of $6.2 million for unrecognized tax benefits.

Asset Impairment
Goodwill
The net carrying value of goodwill was $519.1 million at March 31, 2008 and December 31, 2007.
Under SFAS No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets,” goodwill is required to be tested for impairment annually. The combination of the income approach utilizing the discounted cash flow (DCF) method and the market approach, utilizing readily available market valuation multiples, is used to estimate the fair value of the reporting unit.
Under the DCF method, the fair value of the reporting unit reflects the present value of the projected earnings that will be generated by each reporting unit after taking into account the revenues and expenses associated with the reporting unit, the relative risk that the cash flows will occur, the contribution of other assets, and an appropriate discount rate to reflect the value of invested capital. Cash flows are estimated for future periods based on historical data and projections provided by management. If the actual cash flows are not consistent with Synovus’ estimates, an impairment charge may result.
Under the market approach, the fair value of the reporting unit reflects the price at which similar companies are exchanged. The multiples utilized are the average price to tangible book value, and the average price to the previous twelve months’ earnings multiple.
An extended period of future significant deterioration in credit markets could impair Synovus’ goodwill.
Long-Lived Assets and Other Intangibles
Synovus reviews long-lived assets, such as property and equipment and other intangibles subject to amortization, including core deposit premiums and customer relationships, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the actual cash flows are not consistent with Synovus’ estimates, an impairment charge may result.
Discontinued Operations
Refer to Note 8 to the consolidated financial statements (unaudited) as of and for the three months ended March 31, 2008 for a discussion of discontinued operations.
Balance Sheet
During the first three months of 2008, total assets increased $741.4 million. The more significant increases consisted of loans, net of unearned income, up $618.9 million and investment securities available for sale up $112.9 million.
Providing the necessary funding for the balance sheet growth during the first three months of 2008, brokered deposits grew $688.5 million, Federal Home Loan Bank advances (a component of long-term debt) increased $89.4 million, and shareholders’ equity increased $89.2 million compared to the prior quarter.

Adoption of SFAS Nos. 157 and 159
SFAS No. 157 establishes a framework for measuring fair value in accordance with U.S. GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 159 permits entities to make an irrevocable election, at specified election dates, to measure eligible financial instruments and certain other items at fair value. Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Fair value is used on a non-recurring basis for collateral-dependent impaired loans. Examples of recurring use of fair value include trading account assets, mortgage loans held for sale, investment securities available for sale, private equity investments, derivative instruments, and trading account liabilities. The extent to which fair value is used on a recurring basis was expanded upon the adoption of SFAS No. 159 during the first quarter, effective on January 1, 2008. At March 31, 2008, approximately $4.64 billion, or 13.7%, of total assets were recorded at fair value, which includes items measured on a recurring and non-recurring basis.
Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with SFAS No. 157 requires that a number of significant judgments be made. The standard also establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Synovus has an established and well-documented process for determining fair values and fair value hierarchy classifications. Fair value is based upon quoted market prices, where available (Level 1). Where prices for identical assets and liabilities are not available, SFAS No. 157 requires that similar assets and liabilities are identified (Level 2). If observable market prices are unavailable or impracticable to obtain, or similar assets cannot be identified, then fair value is estimated using internally-developed valuation modeling techniques such as discounted cash flow analyses that primarily use as inputs market-based or independently sourced market parameters (Level 3). These modeling techniques incorporate assessments regarding assumptions that market participants would use in pricing the asset or the liability. The assessments with respect to assumptions that market participants would make are inherently difficult to determine and use of different assumptions could result in material changes to these fair value measurements.
The following table summarizes the assets accounted for at fair value on a recurring basis by level within the valuation hierarchy at March 31, 2008.

	March 31, 2008
			Investment
	Trading	Mortgage	securities
	account	loans held	available for	Private equity	Derivative
(dollars in millions)	assets	for sale	sale	investments	assets	Total
Level 1	12%	—	—	—	4	—%
Level 2	88	100	96	—	96	95
Level 3	—	—	4	100	—	5

Total	100%	100%	100%	100%	100%	100%

Total assets held at fair value on the balance sheet	$34.7	$141.6	$3,779.9	$61.1	$190.7	$4,208.0

Level 3 assets as a percentage of total assets measured at fair value						4.60%

The following table summarizes the liabilities accounted for at fair value on a recurring basis by level within the valuation hierarchy at March 31, 2008.

	March 31, 2008
	Brokered
	certificates of	Trading account	Derivative
(dollars in millions)	deposit	liabilities	liabilities	Total
Level 1	—%	—	7	2%
Level 2	100	100	93	98
Level 3	—	—	—	—

Total	100%	100%	100%	100%

Total liabilities held at fair value on the balance sheet	$232.6	$5.0	$109.0	$346.6

Level 3 liabilities as a percentage of total liabilities measured at fair value				—%
In estimating the fair values for investment securities and most derivative financial instruments, independent, third-party market prices are the best evidence of exit price and where available, Synovus bases estimates on such prices. If such third-party market prices are not available on the exact securities that Synovus owns, fair values are based on the market prices of similar instruments, third-party broker quotes, or are estimated using industry-standard or proprietary models whose inputs may be unobservable. When market observable data is not available, the valuation of financial instruments becomes more subjective and involves substantial judgment. The need to use unobservable inputs generally results from the lack of market liquidity for certain types of loans and securities, which results in diminished observability of both actual trades and assumptions that would otherwise be available to value these instruments. When fair values are estimated based on internal models, relevant market indices that correlate to the underlying collateral are considered, along with assumptions such as interest rates, prepayment speeds, default rates, and discount rates.
The valuation for MLHFS is based upon forward settlement of a pool of loans of identical coupon, maturity, product, and credit attributes. The model is continuously updated with available market and historical data. The valuation methodology of nonpublic private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. Private equity investments are valued initially based upon transaction price. Thereafter, Synovus uses information provided by the fund managers in the initial determination of estimated fair value. Valuation factors such as recent or proposed purchase or sale of debt or equity of the issuer, pricing by other dealers in similar securities, size of position held, liquidity of the market and changes in economic conditions affecting the issuer are used in the final determination of estimated fair value.
Valuation methodologies are reviewed each quarter to ensure that fair value estimates are appropriate. Any changes to the valuation methodologies are reviewed by management to confirm the changes are justified. As markets and products develop and the pricing for certain products becomes more or less transparent, Synovus continues to refine its valuation methodologies. For a detailed discussion of valuation methodologies, refer to Note 5 to the consolidated financial statements (unaudited) as of and for the three months ended March 31, 2008.

Trading Account Assets
The trading account assets portfolio is substantially comprised of mortgage-backed securities which are bought and held principally for sale and delivery to correspondent and retail customers of Synovus. Trading account assets are reported on the consolidated balance sheets at fair value, with unrealized gains and losses included in other operating income on the consolidated statements of income. Synovus recognized a net gain on trading account assets of $758 thousand for the three months ended March 31, 2008, compared to a net gain of $238 thousand for the same period in the prior year.

Loans
The following table compares the composition of the loan portfolio at March 31, 2008, December 31, 2007, and March 31, 2007.

			Total Loans
			March 31,		March 31,
			2008 vs.		2008 vs.
	Total Loans		Dec. 31,		March 31,
(Dollars in thousands)	March 31,	Dec. 31,	2007	March 31,	2007
Loan Type	2008	2007	% change(1)	2007	% change
Multi-family	$505,828	$452,163	47.7%	$519,219	(2.6)%
Hotels	707,916	614,979	60.8	661,985	6.9
Office buildings	983,935	953,093	13.0	852,973	15.4
Shopping centers	890,651	834,025	27.3	742,344	20.0
Commercial development	891,681	961,271	(29.1)	866,921	2.9
Other investment property	835,686	714,296	68.4	563,993	48.2

Total Investment Properties	4,815,697	4,529,827	25.4	4,207,435	14.5

1-4 family construction	2,153,555	2,238,925	(15.3)	2,404,235	(10.4)
1-4 family perm /mini-perm	1,310,397	1,273,843	11.5	1,145,235	14.4
Residential development	2,314,776	2,311,459	0.6	2,178,573	6.3

Total 1-4 Family Properties	5,778,728	5,824,227	(3.1)	5,728,043	0.9

Land Acquisition	1,545,146	1,545,933	(0.2)	1,516,526	1.9

Total Commercial Real Estate	12,139,571	11,899,987	8.1	11,452,004	6.0

Commercial, financial, and agricultural	6,657,591	6,420,689	14.8	6,052,487	10.0
Owner-occupied	4,315,945	4,226,707	8.5	4,090,859	5.5

Total Commercial and Industrial	10,973,536	10,647,396	12.3	10,143,346	8.2

Home equity	1,584,299	1,543,701	10.6	1,401,898	13.0
Consumer mortgages	1,663,132	1,667,924	(1.2)	1,518,168	9.5
Credit card	297,099	291,149	8.2	273,462	8.6
Other retail loans	503,943	494,591	7.6	483,412	4.2

Total Retail	4,048,473	3,997,365	5.1	3,676,940	10.1

Unearned Income	(44,070)	(46,163)	(18.2)	(48,609)	(9.3)

Total	$27,117,510	$26,498,585	9.4%	$25,223,681	7.5%

(1)	Percentage changes are annualized.

At March 31, 2008, loans outstanding were $27.12 billion, an increase of $1.89 billion, or 7.5%, compared to March 31, 2007. On a sequential quarter basis, total loans outstanding grew by $618.9 million or 9.4% annualized.
Total loans as of March 31, 2008 for the five southeastern state areas in which Synovus’ banks are located are summarized in the following table:

			Dec. 31,	March 31,
	March 31, 2008		2007	2007
		As a % of	As a % of	As a % of
		Total Loan	Total Loan	Total Loan
(Dollars in thousands)	Total Loans	Portfolio	Portfolio	Portfolio
Georgia	$14,305,323	52.8%	52.5	52.9

Atlanta	5,403,563	19.9%	19.9	19.7
Florida	3,608,887	13.3%	13.6	13.8
West Coast of Florida	2,851,037	10.5%	10.8	11.1
South Carolina	4,075,206	15.0%	15.0	14.7
Myrtle Beach	599,570	2.2%	2.2	2.4
Tennessee	1,277,372	4.7%	4.8	4.4
Alabama	3,850,722	14.2%	14.1	14.2

Total	$27,117,510	100.0%	100.0	100.0

At March 31, 2008, total loans in the Atlanta market were $5.40 billion, or 19.9% of the total loan portfolio, and increased $435.6 million, or 8.8%, compared to the same period in the prior year. The Atlanta market includes commercial real estate (CRE) loans of $3.13 billion (which includes $1.67 billion in 1-4 family properties) and commercial and industrial (C&I) loans of $1.88 billion at March 31, 2008. Compared to March 31, 2007, CRE loans and C&I loans in the Atlanta market increased by $118.5 million, or 3.9%, and $294.5 million, or 18.6%, respectively. On a sequential quarter basis, Atlanta market loans grew at an annualized rate of 9.0%, CRE loans grew at an annualized rate of 7.4% (including a 3.4% decline in 1-4 family properties), and C&I loans grew at an annualized rate of 12.1%.
Total loans in the West Coast of Florida market were $2.85 billion, or 10.5% of the total loan portfolio at March 31, 2008, and increased $55.1 million, or 2.0% compared to the same period in the prior year. The West Coast of Florida market includes CRE loans of $1.36 billion (which includes $538.5 million in 1-4 family properties) and C&I loans of $1.15 billion at March 31, 2008. Compared to March 31, 2007, CRE loans in the West Coast of Florida market decreased by $120.3 million, or 8.1%, and C&I loans increased by $152.2 million, or 15.2%, respectively. On a sequential quarter basis, loans within the West Coast of Florida market declined at an annualized rate of 1.8%, CRE loans declined at an annualized rate of 17.5%, and C&I loans grew at an annualized rate of 15.0%.
Loans for investment property grew by $285.9 million, or 25.4% annualized, from December 31, 2007, and $608.3 million, or 14.5%, from March 31, 2007. The primary areas which contributed to the growth within the investment property portfolio were within the multi-family, hotel, and other investment property (primarily leased warehouses) categories. The growth reflects the impact of a lack of exit capabilities in the market place with commercial mortgage-backed securities (CMBS), which has increased the duration of the investment property portfolio.
Commercial loans for 1-4 family properties at March 31, 2008 were $5.78 billion, down 3.1% annualized from December 31, 2007 and accounted for 21.2% of total loans outstanding as of March 31, 2008. The following table shows the composition of the 1-4 family portfolio as of March 31, 2008:

	March 31, 2008
		% of Total		% of Total
	1-4 Family	1-4 Family	1-4 Family	1-4 Family
(Dollars in thousands)	Portfolio	Portfolio	NPL	NPL
Georgia	$3,360,096	58.1%	$239,197	69.1%

Atlanta	1,672,430	28.9%	199,188	57.5%
Florida	697,617	12.1%	62,512	18.1%
West Coast of Florida	538,455	9.3%	61,677	17.8%
South Carolina	935,900	16.2%	32,368	9.3%
Myrtle Beach	236,900	4.1%	28,400	8.2%
Tennessee	183,803	3.2%	3,353	1.0%
Alabama	601,312	10.4%	8,753	2.5%

Total	$5,778,728	100.0%	$346,183	100.0%

Retail loans at March 31, 2008 totaled $4.05 billion, representing 14.9% of the total loan portfolio. Total retail loans grew by 10.1% compared to March 31, 2007 and grew 5.1% annualized compared to December 31, 2007, led principally by growth in home equity and consumer mortgage loans. The home equity loan portfolio consists primarily of loans with strong credit scores, conservative debt-to-income ratios, and appropriate loan-to-value ratios. The utilization rate (total amount outstanding as a percentage of total available lines) of this portfolio was approximately 58%, unchanged from December 31, 2007. These loans are primarily extended to customers who have an existing banking relationship with Synovus.
Credit Quality
The non-performing assets ratio (NPA ratio-non-performing loans plus impaired loans held for sale and other real estate divided by total loans plus other real estate) at March 31, 2008 was 2.49% compared to 0.68% at March 31, 2007 and 1.67% at December 31, 2007. The net charge-off ratio for the three months ended March 31, 2008 was 0.95% compared to 0.13% for the three months ended March 31, 2007 and 0.46% for the year ended December 31, 2007.
Non-performing assets were $679.3 million at March 31, 2008, an increase of $235.8 million compared to December 31, 2007, which included increases of $173.2 million in non-performing loans, $42.3 million in impaired loans held for sale, and $20.3 million in other real estate (ORE). The increase in non-performing assets was significantly impacted by the Atlanta market, which increased by $145 million in non-performing loans during the three months ended March 31, 2008. Total loans within the Atlanta portfolio accounted for 117 basis points of the non-performing assets ratio at March 31, 2008, and 57 basis points of the sequential quarter increase. To a lesser extent, total loans within the West Coast of Florida portfolio also impacted non-performing assets and accounted for 54 basis points of the non-performing assets ratio as of March 31, 2008 and 1 basis point of the sequential quarter increase.
The following table shows the NPA ratio by state as of March 31, 2008, December 31, 2007, and March 31, 2007.

(In thousands)	March 31,	December 31,	March 31,
	2008	2007	2007
Georgia	2.96%	1.70%	0.75%
Atlanta	5.82	3.06	1.14
Florida	4.16	4.12	0.87
West Coast of Florida	5.11	5.11	1.01
South Carolina	1.28	0.55	0.35
Myrtle Beach	4.93	0.56	—
Tennessee	1.15	0.63	0.81
Alabama	0.87	0.71	0.51

Total	2.49%	1.67%	0.68%

Net charge-offs for the three months ended March 31, 2008 were $63.8 million, an increase of $55.7 million compared to the same period a year ago, and an increase of $3.9 million compared to the three months ended December 31, 2007. Net charge-offs for the three months ended March 31, 2008 consisted of $28.2 million, or 43 basis points, of charge-offs within the West Coast of Florida portfolio (which included $21 million in charge-offs for impaired loans held for sale), $18.5 million or 28 basis points in charge-offs from the Atlanta market, and $4.8 million in charge-offs from the Myrtle Beach portfolio.
Provision expense for the three months ended March 31, 2008 was $91.0 million, an increase of $20.4 million compared to the three months ended December 31, 2007 and $70.5 million compared to the three months ended March 31, 2007. The majority of the increase in provision expense was related to the West Coast of Florida market, which accounted for $35.8 million of the total provision expense (including a $21 million provision expense to provide for charge-offs that were recorded on impaired loans that are now held for sale and therefore carried at the estimated sales value. Additionally, the Atlanta market accounted for $17.5 million of the total provision expense for the first quarter. For the three months ended March 31, 2008, total provision expense covered net charge-offs by 1.43 times compared to 2.52 times for the same period a year ago. The decrease in the provision expense to net charge-off ratio is primarily due to an increase in collateral-dependent impaired loans with no reserve, which increased $274.7 million to $336.5 million at March 31, 2008 compared to the same period in the prior year.
Total past due loans (and still accruing interest) were 1.39% of total loans at March 31, 2008 compared to 1.02% at December 31, 2007, and 0.60% at March 31, 2007. The sequential quarter increase was primarily due to increases in the one to four family residential portfolios in the Atlanta and West Coast of Florida markets. Loans over 90 days past due and still accruing interest at March 31, 2008 were $43.0 million, or 0.16% of total loans, compared to 0.13% at December 31, 2007, and 0.11% at March 31, 2007.
The allowance for loan losses was $394.8 million, or 1.46% of net loans, at March 31, 2008 compared to $367.6 million, or 1.39% of net loans, at December 31, 2007, and $326.8 million, or 1.30% of net loans, at March 31, 2007. The allowance for loan losses to non-performing loans coverage was 76.62% at March 31, 2008, compared to 107.46% at December 31, 2007, and 235.48% at March 31, 2007. The decline in the coverage ratio was impacted by the increase in collateral-dependent impaired loans, which have no allowance for loan losses as the estimated losses on these credits have been charged-off. Therefore, a more meaningful allowance for loan losses coverage ratio is the allowance to non-performing loans (excluding collateral-dependent impaired loans for which there is no related allowance for loan losses), which was 220.89% at March 31, 2008, compared to 337.49% at December 31, 2007 and 424.79% at March 31, 2007.
During times when non-performing loans are not significant, this coverage ratio — which measures the allowance for loan losses (which is there for the entire loan portfolio) against a small non-performing loans total appears very large. As non-performing loans increase, this ratio will decline even with significant incremental additions to the allowance.

The allowance for loan losses allocated to non-performing loans (exclusive of collateral-dependent impaired loans which have no allowance, as the estimated losses on these loans have already been recognized) is as follows:

		December 31,
(Dollars in millions)	March 31, 2008	2007	March 31, 2007
Non-performing loans, excluding collateral dependent impaired loans which have no allowance	$178.8	$108.9	$76.9
Total allocated allowance for loan losses on above loans	$37.4	$20.5	$11.1
Allocated allowance as a % of loans	20.9%	18.8%	14.4%
Collateral-dependent impaired loans which have no allowance at March 31, 2008 (because they are carried at fair value net of selling costs) totaled $336.5 million, or 65.3% of non-performing loans. Net charge-offs recognized on collateral dependent impaired loans during the three months ended March 31, 2008 were $35.7 million (in addition to $21 million in charge-offs recognized during the same period on impaired loans that are now held for sale and therefore carried at the estimated liquidation value).

The table below includes selected credit quality metrics.

(Dollars in thousands)	March 31, 2008	December 31, 2007
Non-performing loans (1)	$515,302	342,082
Impaired loans held for sale (2)	42,270	—
Other real estate	121,753	101,487

Non-performing assets	$679,325	443,569

Net charge-offs — Quarter	$63,813	59,916

Net charge-offs/Avg. loans — Quarter	0.95%	0.91%

Loans over 90 days past due and still accruing	$43,009	33,663

As a % of loans	0.16%	0.13%

Total past due loans and still accruing	$377,999	270,496

As a % of loans	1.39%	1.02%

Allowance for loan losses	$394,848	367,613

Allowance for loan losses as a % of loans	1.46%	1.39%

Non-performing loans as a % of total loans	1.90%	1.29%

Non-performing assets as a % of total loans, impaired loans held for sale, and ORE	2.49%	1.67%

Allowance to non-performing loans	76.62%	107.46%

Allowance to non-performing loans, excluding impaired loans for which there is no related allowance for loan losses (3)	220.89%	337.49%

(1)	Includes $336.5 million and $233.2 million at March 31, 2008 and December 31, 2007, respectively, of loans considered to be impaired (consisting of collateral-dependent loans) for which there is no related allowance for loan losses determined in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The allowance on these loans is zero because the estimated losses on collateral-dependent impaired loans have been charged-off, at the time these loans were considered to be impaired.

(2)	Represent impaired loans that are intended to be sold. Held for sale loans are carried at lower of cost or fair value.

(3)	Impaired loans for which there is no related allowance for loan losses as described in note (1).
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

The following table shows the composition of the loan portfolio and non-performing loans (classified by loan type) as of March 31, 2008.

				% of
			Total	Total
		% of	Non-	Non-
(Dollars in thousands)		Total Loans	performing	performing
Loan Type	Total Loans	Outstanding	Loans	Loans
Multi-family	$505,828	1.9%	$1,751	0.3%
Hotels	707,916	2.6	437	0.1
Office buildings	983,935	3.6	2,590	0.5
Shopping centers	890,651	3.3	734	0.1
Commercial development	891,681	3.3	12,060	2.4
Other investment property	835,686	3.1	3,493	0.7

Total Investment Properties	4,815,697	17.8	21,065	4.1

1-4 family construction	2,153,555	7.9	193,715	37.6
1-4 family perm /mini-perm	1,310,397	4.8	36,306	7.1
Residential development	2,314,776	8.5	116,161	22.5

Total 1-4 Family Properties	5,778,728	21.2	346,182	67.2

Land Acquisition	1,545,146	5.8	46,996	9.1

Total Commercial Real Estate	12,139,571	44.8	414,243	80.4

Commercial, financial, and agricultural	6,657,591	24.6	61,701	12.0
Owner-occupied	4,315,945	15.9	21,317	4.1

Total Commercial and Industrial Loans	10,973,536	40.5	83,018	16.1

Home equity	1,584,299	5.8	5,689	1.1
Consumer mortgages	1,663,132	6.1	10,734	2.1
Credit card	297,099	1.1	—	—
Other retail loans	503,943	1.9	1,618	0.3

Total Retail	4,048,473	14.9	18,041	3.5
Unearned Income	(44,070)	(0.2)	—	—

Total	$27,117,510	100.0%	$515,302	100.0%

Deposits
Total deposits at March 31, 2008 were $25.66 billion, an increase of $703.4 million, or 11.3% annualized, compared to December 31, 2007, and an increase of $566.1 million, or 2.3%, compared to March 31, 2007. Total deposits excluding brokered deposits (core deposits) remained relatively flat, and increased $14.9 million, or 0.3% annualized, compared to December 31, 2007, and decreased $424.8 million, or 2.0%, compared to March 31, 2007 . On a sequential quarter basis, average core deposits declined $324.7 million, or 6.1% annualized. The primary contributor to the minimal growth in core deposits on a sequential quarter basis was a seasonal decline in money market and NOW accounts, primarily state, county, and municipal deposits. On a year over year basis the decline was primarily related to a run-off of premium rate certificates of deposit. Actions currently being taken by Synovus to address deposit growth include modifications to the incentive compensation programs to include a significant component of actual incentives paid to be based on core deposits growth. Additionally, Synovus implemented a new company-wide sales campaign on April 1st with a focus on non-interest bearing deposit accounts in both the commercial and retail customer bases. Synovus has also developed money market and NOW account products which will be offered to commercial and retail customers beginning May of 2008.
Capital Resources and Liquidity
Synovus has always placed great emphasis on maintaining a strong capital base and continues to exceed regulatory capital requirements. Management is committed to maintaining a capital level sufficient to assure shareholders, customers, and regulators that Synovus is financially sound, and to enable Synovus to sustain an appropriate degree of leverage to provide a desirable level of profitability. Based on internal calculations and previous regulatory exams, each of the subsidiary banks is currently in compliance with regulatory capital guidelines. Total risk-based capital was $3.99 billion at March 31, 2008, compared to $3.99 billion at December 31, 2007. The ratio of total risk-based capital to risk-weighted assets was 12.46% at March 31, 2008 compared to 12.66% at December 31, 2007. The leverage ratio was 8.96% at March 31, 2008 compared to 8.65% at December 31, 2007. The equity-to-assets ratio was 10.46% at March 31, 2008 compared to 10.42% at year-end 2007. The tangible equity-to-assets ratio was 8.99% at March 31, 2008 compared to 8.91% at December 31, 2007.
Synovus’ management, operating under liquidity and funding policies approved by the Board of Directors, actively analyzes and manages the liquidity position in coordination with the subsidiary banks. Management must ensure that adequate liquidity, at a reasonable cost, is available to meet the cash flow needs of depositors, borrowers, and creditors. Management constantly monitors and maintains appropriate levels of assets and liabilities so as to provide adequate funding sources to meet estimated customer deposit withdrawals and future loan requests. Subsidiary banks have access to overnight federal funds lines with various financial institutions, which can be drawn upon for short-term liquidity needs. Subsidiary banks’ utilization of this funding source declined during the first quarter due to increases in long-term debt and total deposits.
The Parent Company requires cash for various operating needs including dividends to shareholders, acquisitions, capital infusions into subsidiaries, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the subsidiary banks, which are governed by certain rules and regulations of various state and federal banking regulatory agencies. As a short-term liquidity source, the Parent Company has access to a $25 million line of credit with an unaffiliated banking organization. Synovus had no borrowings outstanding on this line of credit at March 31, 2008.
The consolidated statements of cash flows detail cash flows from operating, investing, and financing activities. For the three months ended March 31, 2008, operating activities provided net cash of $204.1 million, investing activities used $812.3 million, and financing activities provided $515.2 million, resulting in a decrease in cash and due from banks of $92.9 million.
Earning Assets, Sources of Funds, and Net Interest Income
Average total assets of continuing operations for the first three months of 2008 were $33.04 billion, an increase of 7.8% compared to the first three months of 2007. Average earning assets increased 6.6% in the first three months of 2008 compared to the same period in 2007, and represented 91.8% of average total assets. When compared to the same period last year, average deposits increased $605.4 million, average federal funds purchased and other short-term liabilities increased $553.3 million, average long-term debt increased $489.2 million, and average shareholders’ equity increased $728.6 million. This growth provided the funding for $1.82 billion growth in average net loans and $153.6 million growth in average investment securities available for sale.
Net interest income for the three months ended March 31, 2008 was $278.6 million, a decrease of $4.3 million, or 1.5%, compared to $282.9 million for the three months ended March 31, 2007.
The net interest margin for the three months ended March 31, 2008 was 3.71%, down 34 basis points from 4.05% for the three months ended March 31, 2007. Compared to the three months ended March 31, 2007, earning asset yields decreased by 113 basis points, principally driven by a 134 basis point decrease in loan yields, which was partially offset by a decrease of 79 basis points in the effective cost of funds. The decrease in the effective cost of funds compared to the three months ended March 31, 2007 was primarily due to an overall decline in short-term interest rates. This decline in market rates impacted all funding sources, the most significant of which were core money market accounts which decreased 148 basis points and federal funds purchased and other short-term liabilities which decreased by 168 basis points.
On a sequential quarter basis, net interest income decreased by $8.0 million, while the net interest margin decreased 15 basis points to 3.71%. The net interest margin decline included a 3 basis point decrease related to increased credit costs, but was principally driven by reductions in short-term rates by the Federal Reserve Bank totaling 200 basis points during the quarter. Yields on earning assets declined by 73 basis points as loan yields decreased by 85 basis points. This decrease was due to a 130 basis point decrease in the average prime rate and a higher level of non-performing loans and interest charge-offs. The effective cost of funds decreased by 58 basis points. This decrease was driven by a 93 basis point decrease in core money market yields and a 119 basis point decrease in the cost of federal funds purchased and other short-term liabilities.
Synovus anticipates some further margin pressure in the near term as the impact of the short-term interest rate decreases implemented by the Federal Reserve Bank in March and April is fully realized. The direction of the margin during the remainder of 2008 will be significantly influenced by trends in credit costs, deposit pricing competition, and any additional Federal Reserve rate actions. Moderation of these factors could have a favorable impact on the net interest margin.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below:

	2008		2007
	First	Fourth	Third	Second	First
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Interest Earning Assets
Taxable investment securities	$3,485,370	3,496,843	3,495,017	3,420,831	3,301,137
Yield	5.01%	4.90	4.82	4.83	4.77
Tax-exempt investment securities	$154,408	164,587	170,211	178,183	185,012
Yield	7.00%	6.82	6.72	6.75	6.84
Trading account assets	$36,652	29,698	56,217	59,311	64,204
Yield	6.96%	7.05	7.15	6.47	5.65
Commercial loans (1)	$22,763,954	22,157,460	21,820,687	21,739,107	21,242,921
Yield	6.79%	7.69	8.13	8.20	8.24
Consumer loans	$931,644	928,942	915,847	896,267	928,256
Yield	7.86%	8.05	8.17	8.14	8.01
Mortgage loans	$1,241,018	1,237,962	1,152,621	1,110,754	1,081,760
Yield	6.84%	7.04	7.10	7.03	6.98
Credit card loans	$296,428	285,410	277,445	275,105	270,444
Yield	9.65%	10.26	10.96	10.64	11.17
Home equity loans	$1,557,852	1,517,510	1,444,411	1,407,005	1,385,012
Yield	6.48%	7.34	7.80	7.82	7.68
Allowance for loan losses	$(381,695)	(357,283)	(335,406)	(329,028)	(317,977)

Loans, net	$26,409,201	25,770,001	25,275,605	25,099,210	24,590,416
Yield	6.94%	7.79	8.21	8.26	8.28
Mortgage loans held for sale	$121,806	108,044	176,448	163,364	160,482
Yield	5.57%	6.12	6.91	6.18	6.07
Federal funds sold and other short-term investments	$128,381	110,745	85,094	131,029	147,857
Yield	3.41%	4.63	5.76	5.37	5.55

Total Interest Earning Assets	$30,335,818	29,679,918	29,258,592	29,051,928	28,449,108
Yield	6.69%	7.42	7.78	7.81	7.82

Interest Bearing Liabilities
Interest bearing demand deposits	$3,200,650	3,200,408	3,047,279	3,141,899	3,113,531
Rate	1.56%	1.99	2.24	2.28	2.30
Money market accounts	$7,115,062	7,502,063	7,421,900	7,217,265	6,977,950
Rate	2.99%	3.92	4.40	4.46	4.47
Savings deposits	$448,581	454,204	479,479	497,422	502,948
Rate	0.28%	0.35	0.48	0.57	0.68
Time deposits under $100,000	$2,777,764	2,790,869	2,917,089	3,020,881	3,037,815
Rate	4.44%	4.69	4.81	4.85	4.79
Time deposits over $100,000 (less brokered time deposits)	$4,171,716	4,006,351	4,029,091	4,118,221	4,101,471
Rate	4.69%	4.98	5.12	5.19	5.15

Total interest bearing core deposits	$17,713,773	17,953,894	17,894,838	17,995,688	17,733,715
Rate	3.29%	3.84	4.16	4.20	4.22
Brokered money market accounts	$756,967	467,346	476,378	426,988	358,574
Rate	3.44%	4.89	5.34	5.45	5.47
Brokered time deposits	$3,300,677	2,941,592	3,188,310	3,175,161	3,030,793
Rate	4.35%	4.98	5.19	5.05	5.08

Total interest bearing deposits	$21,771,417	21,362,832	21,559,525	21,597,837	21,123,082
Rate	3.46%	4.02	4.33	4.35	4.34
Federal funds purchased and other short-term liabilities	$2,253,640	2,472,339	1,930,598	1,720,535	1,700,304
Rate	3.18%	4.37	4.84	4.96	4.86
Long-term debt	$1,930,412	1,819,198	1,660,788	1,552,310	1,441,241
Rate	4.21%	5.08	5.32	5.18	5.07

Total Interest Bearing Liabilities	$25,955,469	25,654,369	25,150,911	24,870,682	24,264,627
Rate	3.48%	4.12	4.43	4.44	4.42

Non-interest bearing demand deposits	$3,338,106	3,422,684	3,405,622	3,428,246	3,381,056

Net Interest Margin	3.71%	3.86	3.97	4.00	4.05

(1)	Impaired loans held for sale are included in commercial loans.

The following table summarizes the components of net interest income for the three months ended March 31, 2008, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Interest income	$503,881	547,899
Taxable-equivalent adjustment	1,176	1,344

Interest income,
Taxable-equivalent	505,057	549,243
Interest expense	225,232	264,950

Net interest income,
Taxable-equivalent	$279,825	284,293

Non-Interest Income
Total non-interest income for the three months ended March 31, 2008 was $140.0 million, up 60.0%, from the same period in 2007. Excluding the $38.5 million gain on redemption of Visa shares, total non-interest income increased $13.9 million, or 15.9%, compared to same period a year ago.
Service charges on deposit accounts, the single largest component of fee income, were $28.4 million for the three months ended March 31, 2008, up 7.7% from the same period in 2007. Service charges on deposit accounts consist of non-sufficient funds (NSF) fees (which represent 66.2% of the total for the three months ended March 31, 2008), account analysis fees, and all other service charges.
NSF fees for the three months ended March 31, 2008 were $18.8 million, up $698 thousand or 3.9% from the same period in 2007. Account analysis fees increased by $1.6 million, or 44.3%, to $5.2 million for the three months ended March 31, 2008 compared to the same period in the prior year. The increase was primarily due to lower earnings credits on commercial demand deposit accounts. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $4.4 million for the three months ended March 31, 2008, down $271 thousand, or 5.8%, compared to the same period in 2007. The decline in all other service charges was largely due to growth in the number of checking accounts with no monthly service charges.
Financial management services revenues (which primarily consist of fiduciary and asset management fees, brokerage and investment banking revenue, and customer interest rate swap revenue which is included in other fee income) increased $4.1 million or 19.7% to $25.0 million for the three months ended March 31, 2008, as compared to the same period in 2007. The financial management services revenue growth was led by increases in fees from customer interest rate swaps and brokerage and investment banking revenues. Mortgage banking income increased $935 thousand, or 12.9%, for the three months ended March 31, 2008, as compared to the same period in 2007. The results for the three months ended March 31, 2008 include a $1.2 million increase in revenues due to the adoption of the SEC’s Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” Other operating income increased $8.1 million, or 66.5%, for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. This increase included a $4.9 million gain on increase in the fair value of private equity investments.
Synovus recognized a pre-tax gain of $38.5 million on redemption of a portion of its membership interest in Visa, Inc. as a result of Visa’s initial public offering (the Visa IPO). The gain from the proceeds of the IPO is reflected as a component of non-interest income for the three months ended March 31, 2008. For further discussion of Visa, see section titled “Non-Interest Expense” below.
Non-Interest Expense
The following table summarizes non-interest expense for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Salaries and other personnel expense	$122,130	113,927
Net occupancy and equipment expense	30,211	27,290
Other operating expenses	66,463	53,580
Visa litigation expense	(17,430)	—

Total non-interest expense	$201,374	194,797

Non-interest expense increased by 3.4% for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. Excluding the reduction in the Visa litigation accrual, non-interest expense increased by 12.3%.
For the three months ended March 31, 2008, salaries and other personnel expenses increased by $8.2 million, or 7.2%, compared to the same period in the prior year. Employment expenses associated with the net addition of 15 new branch banking locations since March 31, 2007 plus annual compensation adjustments are reflected in these increases.
Total employees at March 31, 2008 were 7,331 compared to 7,385 at December 31, 2007 and 7,229 at March 31, 2007. The net addition of 102 employees since March 31, 2007 is primarily due to new branch openings which resulted in increases in branch and teller positions.
Net occupancy and equipment expense for the three months ended March 31, 2008 increased by $2.9 million, or 10.7% compared to the three months ended March 31, 2007. Other operating expenses for the three months ended March 31, 2008 increased by $12.9 million, or 24.0%, compared to the three months ended March 31, 2007. The increase in occupancy and equipment expenses is primarily due to incremental costs associated with the addition of new branch locations.
Other operating expenses for the three months ended March 31, 2008 include other real estate (ORE) related expenses, consisting primarily of write-downs to current fair market values as well as net losses on sales of ORE. These expenses were $7.9 million, up $7.3 million from the same period in the prior year. Other operating expenses are also impacted by the increase in Federal Deposit Insurance Corporation (FDIC) premium rates. FDIC premiums for the three months ended March 31, 2008 were $4.5 million, up $3.7 million from the same period in the prior year.
During the second half of 2007, Synovus recognized litigation expenses of $36.8 million associated with indemnification obligations arising from Synovus’ ownership interest in Visa. During the three months ended March 31, 2008, Synovus reversed $17.4 million of the accrued litigation expense it recognized in the second half of 2007 as its proportionate share of the $3.0 billion escrow fund established by Visa to settle covered litigation out of the Visa IPO proceeds. For further discussion of Visa, see section titled “Non-Interest Income” above.
Income Tax Expense
Income tax expense based on income was $43.6 million for the three months ended March 31, 2008 and income tax expense based on income from continuing operations was $54.7 million for the three months ended March 31, 2007. The effective income tax rate was 35.0% and 35.3% for the three months ended March 31, 2008 and 2007.
In the normal course of business, Synovus is subject to examinations from various tax authorities. These examinations may alter the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. The total liability for uncertain tax positions under FIN 48 is $6.2 million and $6.4 million at March 31, 2008 and 2007. Synovus is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, Synovus does not expect a significant payment related to these obligations within the next year.
Synovus continually monitors and evaluates the potential impact of current events and circumstances on the estimates and assumptions used in the analysis of its income tax positions, and, accordingly, Synovus’ effective tax rate may fluctuate in the future.
Dividends per Share
As a result of the TSYS spin-off, Synovus adjusted its cash dividend so that Synovus shareholders who retained their TSYS shares would initially receive, in the aggregate, the same cash dividends per share that were paid before the spin-off. As a result, Synovus lowered its cash dividend per share for the three months ended March 31, 2008 to $0.1700, a decrease of 17.1% from $0.2050 for the same period in 2007. The dividend payout ratio for the three months ended March 31, 2008 was 70.40%, as compared to 46.04% for the same period in 2007.
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
CB&T is cooperating with the FDIC’s investigation, which is at an advanced stage. Synovus cannot predict the eventual outcome of the FDIC’s investigation; however, the investigation has resulted in material changes to CB&T’s policies, practices and procedures in connection with the credit card programs offered pursuant to the Affinity Agreement. It is likely that the investigation may result in further changes to CB&T’s policies, practices and procedures in connection with the credit card programs offered pursuant to the Affinity Agreement and the imposition of one or more regulatory sanctions, including a civil money penalty and/or restitution of certain fees to affected cardholders. At this time, however, management of Synovus does not expect the ultimate resolution of the investigation to have a material adverse effect on its consolidated financial condition, results of operations or cash flows primarily due to the expected performance by CompuCredit of its indemnification obligations described in the paragraph above.
Recently Issued Accounting Standards
In December 31, 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R clarifies the definitions of both a business combination and a business. All business combinations will be accounted for under the acquisition method (previously referred to as the purchase method). This standard defines the acquisition date as the only relevant date for recognition and measurement of the fair value of consideration paid. SFAS No. 141R requires the acquirer to expense all acquisition related costs. SFAS No. 141R will also require acquired loans to be recorded net of the allowance for loan losses on the date of acquisition. SFAS No. 141R defines the measurement period as the time after the acquisition date during which the acquirer may make adjustments to the “provisional” amounts recognized at the acquisition date. This period cannot exceed one year, and any subsequent adjustments made to provisional amounts are done retrospectively and restate prior period data. The provisions of this statement are effective for business combinations during fiscal years beginning after December 15, 2008. Synovus is currently evaluating the impact that SFAS No. 141R will have on its financial position and results of operations and believes that such determination will not be meaningful until Synovus enters into a business combination.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS No. 160 requires non-controlling interests to be treated as a separate component of equity, not as a liability or other item outside of equity. Disclosure requirements include net income and comprehensive income to be displayed for both the controlling and noncontrolling interests and a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interests. The provisions for this statement are effective for fiscal years beginning after December 31, 2008. This statement should be applied prospectively except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. Synovus does not expect the impact of SFAS No. 160 on its financial position, results of operations or cash flows to be material.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Disclosure requirements include qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains/losses on derivative investments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions for this statement are effective for fiscal years beginning after December 31, 2009. The impact to Synovus will be additional disclosure in SEC filings.
Forward-Looking Statements
Certain statements contained in this document which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”). These forward-looking statements include, among others, statements regarding: (i) the expected financial impact of recent accounting pronouncements; (ii) Synovus’ belief with respect to certain tax matters; (iii) management’s expectation that there will not be a material difference between the current allocated allowance on collateral-dependent impaired loans and the actual charge-off; (iv) management’s belief with respect to legal proceedings and other claims, including the pending regulatory matter with respect to credit card programs offered by CB&T pursuant to its agreement with CompuCredit; (v) management’s belief with respect to the inclusion of all material loans in which serious doubt exists as to collectibility in nonperforming loans and loans past due over 90 days and still accruing; and the assumptions underlying such statements. In addition, certain statements in future filings by Synovus with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Synovus which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, efficiency ratios and other financial terms; (ii) statements of plans and objectives of Synovus or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “estimates,” “projects,” “plans,” “may,” “could,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
These statements are based on the current beliefs and expectations of Synovus’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus’ ability to control or predict. These factors include, but are not limited to: (i) competitive pressures arising from aggressive competition from other financial service providers; (ii) factors that affect the delinquency rate of Synovus’ loans and the rate at which Synovus’ loans are charged off; (iii) changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which Synovus is perceived in such markets, including a reduction in our debt ratings; (iv) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted may be different than expected; (v) the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board; (vi) inflation, interest rate, market and monetary fluctuations; (vii) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (viii) changes in consumer spending, borrowing, and saving habits; (ix) technological changes are more difficult or expensive than anticipated; (x) acquisitions are more difficult to integrate than anticipated; (xi) the ability to increase market share and control expenses; (xii) the effect of changes in governmental policy, laws and regulations, or the interpretation or application thereof, including restrictions, limitations and/or penalties arising from banking, securities and insurance laws, regulations and examinations; (xiii) the impact of the application of and/or the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies; (xiv) changes in Synovus’ organization, compensation, and benefit plans; (xv) the costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto including the FDIC’s investigation of the policies, practices and procedures used by CB&T in connection with the credit card programs offered pursuant to its Affinity Agreement with CompuCredit; (xvi) a deterioration in credit quality or a reduced demand for credit; (xvii) Synovus’ inability to successfully manage any impact from slowing economic conditions or consumer spending; (xviii) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection; (xix) the impact on Synovus’ business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; (xx) the expected benefits associated with the spin-off may not be achieved; (xxi) Synovus’ indemnification obligation in connection with the Visa covered litigation may be greater than expected; and (xxii) the success of Synovus at managing the risks involved in the foregoing.
These forward-looking statements speak only as of the date on which the statements are made, and Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

ITEM 3 — QUANTITATIVE AND
QUALITATIVE DISCLOSURES ABOUT
MARKET RISK
Interest rate risk is the primary market risk Synovus is potentially exposed to. As of the end of the first quarter, the interest rate risk position of Synovus has not changed significantly as compared to December 31, 2007. A further decline in short-term interest rates would be expected to have a modest negative impact on net interest income as implied rate floors are reached on lower cost core deposits. This impact has been moderated somewhat by a significant amount of variable rate loans reaching a floor rate and effectively becoming fixed rate loans in a declining rate environment. A rising rate environment would be expected to have a moderately positive impact on net interest income. This impact is due to variable rate loans repricing upward and an expectation of a limited initial upward repricing of deposit costs.
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
Synovus models its baseline net interest income forecast assuming an unchanged or flat interest rate environment. Synovus has modeled the impact of a gradual increase and decrease in short-term rates of 100 basis points to determine the sensitivity of net interest income for the next twelve months. The following table represents the estimated sensitivity of net interest income to these gradual changes in short term interest rates at March 31, 2008, with comparable information for December 31, 2007.

	Estimated % Change in Net Interest Income
	as Compared to Unchanged Rates
	(for the next twelve months)
Change in Short-Term
Interest Rates
(in basis points)	March 31, 2008	December 31, 2007
+ 100	0.8%	(0.1)%
- 100	(1.3)%	(1.5)%

While these estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions and their impact on loan and deposit pricing would be expected to have a significant impact on the realized level of net interest income. Actual realized balance sheet growth and mix would also impact the realized level of net interest income. Synovus also considers the interest rate sensitivity of non-interest income, primarily deposit account analysis fees, mortgage banking income, and financial management services income, in determining the appropriate net interest income sensitivity positioning.

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

PART II — OTHER INFORMATION
ITEM 1A — RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our financial position, results of operations or cash flows. The risks described in our Annual Report on Form 10-K are not the only risks facing Synovus. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial position, results of operations or cash flows.

ITEM 2 — UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding Synovus’ purchases of its common stock on a monthly basis during the three months ended March 31, 2008:

					Maximum
				Total Number of	Number of Shares
				Shares Purchased	That May Yet Be
				as Part of	Purchased Under
	Total Number of		Average Price Paid	Announced Plans	the Plans or
Period	Shares Purchased		per Share	or Programs	Programs

January 2008	—		$—	—	—
February 2008	4,321	(1)	10.87	—	—
March 2008	6,362	(1)	13.22	—	—

Total	10,683	(1)	$24.09	—	—

(1)	Consists of delivery of previously owned shares to Synovus in payment of the exercise price of stock options and shares withheld to cover taxes on vesting for nonvested shares granted.

ITEM 6 — EXHIBITS

(a) Exhibits	Description
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

Date: May 12, 2008	BY:	/s/ Thomas J. Prescott

Thomas J. Prescott
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report