Form 10-Q
period 2008-06-30
SYNOVUS FINANCIAL CORP
filed 2008-08-08
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	July 31, 2008

Common Stock, $1.00 Par Value	330,148,536 shares

SYNOVUS FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
(In thousands, except share data)	2008	2007
ASSETS
Cash and due from banks	$674,834	682,583
Interest earning deposits with banks	17,337	10,950
Federal funds sold and securities purchased under resale agreements	152,177	76,086
Trading account assets	20,204	17,803
Mortgage loans held for sale, at fair value	185,245	153,437
Impaired loans held for sale	6,365	—
Investment securities available for sale	3,814,384	3,666,974

Loans, net of unearned income	27,445,891	26,498,585
Allowance for loan losses	(417,813)	(367,613)

Loans, net	27,028,078	26,130,972

Premises and equipment, net	581,352	547,437
Goodwill	492,138	519,138
Other intangible assets, net	24,860	28,007
Other assets	1,230,327	1,185,065

Total assets	$34,227,301	33,018,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing retail and commercial deposits	$3,553,342	3,472,423
Interest bearing retail and commercial deposits	17,887,708	17,734,851

Total retail and commercial deposits	21,441,050	21,207,274
Brokered deposits ($90,722 and $293,842 at fair value as of June 30, 2008 and December 31, 2007)	4,587,302	3,752,542

Total deposits	26,028,352	24,959,816
Federal funds purchased and securities sold under repurchase agreements	2,287,910	2,319,412
Long-term debt	2,121,625	1,890,235
Other liabilities	336,731	407,399

Total liabilities	30,774,618	29,576,862

Minority interest in consolidated subsidiaries	24,092	—
Shareholders’ equity:
Common stock — $1.00 par value. Authorized 600,000,000 shares; issued 335,825,867 in 2008 and 335,529,482 in 2007; outstanding 330,153,646 in 2008 and 329,867,944 in 2007	335,826	335,529
Additional paid-in capital	1,110,635	1,101,209
Treasury stock, at cost - 5,672,221 shares in 2008 and 5,661,538 shares in 2007	(114,075)	(113,944)
Accumulated other comprehensive income	30,190	31,439
Retained earnings	2,066,015	2,087,357

Total shareholders’ equity	3,428,591	3,441,590

Total liabilities and shareholders’ equity	$34,227,301	33,018,452

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Interest income:
Loans, including fees	$863,959	1,018,364	408,653	516,307
Investment securities available for sale	91,042	83,373	45,886	42,920
Trading account assets	1,022	1,877	388	970
Mortgage loans held for sale	3,997	4,959	2,301	2,522
Federal funds sold and securities purchased under resale agreements	1,875	2,850	855	1,372
Interest earning deposits with banks	125	968	57	401

Total interest income	962,020	1,112,391	458,140	564,492

Interest expense:
Deposits	342,726	460,334	155,546	234,268
Federal funds purchased and securities sold under repurchase agreements	29,480	42,198	11,650	21,619
Long-term debt	37,744	38,435	17,523	20,130

Total interest expense	409,950	540,967	184,719	276,017

Net interest income	552,070	571,424	273,421	288,475
Provision for losses on loans	184,665	40,797	93,616	20,281

Net interest income after provision for losses on loans	367,405	530,627	179,805	268,194

Non-interest income:
Service charges on deposit accounts	54,461	54,420	26,070	28,050
Fiduciary and asset management fees	25,519	25,129	12,898	12,657
Brokerage and investment banking income	17,693	15,259	9,206	7,809
Mortgage banking income	13,847	14,920	5,686	7,695
Bankcard fees	26,417	23,447	14,198	11,567
Net gains on sales of available for sale investment securities	—	705	—	258
Other fee income	21,266	19,838	10,081	10,411
Proceeds from sale of MasterCard shares	16,186	—	16,186	—
Proceeds from redemption of Visa shares	38,542	—	—	—
Other operating income	33,744	30,116	13,373	17,883

Total non-interest income	247,675	183,834	107,698	96,330

Non-interest expense:
Salaries and other personnel expense	232,614	229,749	110,483	115,822
Net occupancy and equipment expense	61,340	54,860	31,130	27,572
FDIC insurance and other regulatory fees	12,250	4,698	6,172	2,315
Impaired loans held for sale and other real estate	31,502	1,150	23,621	577
Goodwill impairment	27,000	—	27,000	—
Professional fees	16,697	10,245	11,756	4,743
Visa litigation expense	(17,430)	—	—	—
Other operating expenses	103,365	91,755	55,802	46,631

Total non-interest expense	467,338	392,457	265,964	197,660

Minority interest in consolidated subsidiaries	1,697	—	138	—

Income from continuing operations before income taxes	146,045	322,004	21,401	166,864
Income tax expense	52,952	115,789	9,302	61,055

Income from continuing operations	93,093	206,215	12,099	105,809
Income from discontinued operations, net of income taxes and minority interest	—	103,287	—	56,941

Net income	$93,093	309,502	12,099	162,750

Net income per share:
Basic
Income from continuing operations	$0.28	0.63	0.04	0.32

Net income	0.28	0.95	0.04	0.50

Diluted
Income from continuing operations	$0.28	0.63	0.04	0.32

Net income	0.28	0.94	0.04	0.49

Weighted average shares outstanding:
Basic	329,071	326,051	329,173	326,410

Diluted	331,568	329,920	331,418	330,263

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(unaudited)

					Accum
					ulated
					Other
					Compre-
			Additional		hensive
	Shares	Common	Paid-In	Treasury	Income	Retained
(In thousands, except per share data)	Issued	Stock	Capital	Stock	(Loss)	Earnings	Total
Balance at December 31, 2006	331,214	$331,214	1,033,055	(113,944)	(2,129)	2,460,454	3,708,650
Cumulative effect of adoption of FIN No. 48						(230)	(230)
Net Income						309,502	309,502
Other comprehensive income (loss), net of tax:
Net unrealized gain on cash flow hedges					(2,917)		(2,917)
Change in unrealized gains (losses) on investment securities available for sale, net of reclassification adjustment					(18,047)		(18,047)
Gain on foreign currency translation					2,164		2,164

Other comprehensive loss					(18,800)		(18,800)

Comprehensive income							290,702

Cash dividends declared — $0.41 per share						(134,124)	(134,124)
Issuance of non-vested stock	52	52	(52)				—
Share-based compensation expense			11,126				11,126
Stock options exercised	1,750	1,750	31,800				33,550
Share-based tax benefit			7,741				7,741
Ownership change at majority-owned subsidiary			5,793				5,793
Issuance of common stock for acquisition	62	62	2,054				2,116

Balance at June 30, 2007	333,078	$333,078	1,091,517	(113,944)	(20,929)	2,635,602	3,925,324

Balance at December 31, 2007	335,529	$335,529	1,101,209	(113,944)	31,439	2,087,357	3,441,590
Cumulative effect of adoption of EITF Issue No. 06-4						(2,248)	(2,248)
Cumulative effect of adoption of SFAS No. 159						58	58
Net Income						93,093	93,093
Other comprehensive income (loss), net of tax:
Net unrealized gain on cash flow hedges					475		475
Change in unrealized losses on investment securities available for sale, net of reclassification adjustment					(1,816)		(1,816)
Amortization of post-retirement unfunded health benefit, net of tax					92		92

Other comprehensive loss					(1,249)		(1,249)

Comprehensive income							91,844

Cash dividends declared — $0.34 per share						(112,245)	(112,245)
Treasury shares purchased				(131)			(131)
Issuance of non-vested stock, net	(10)	(10)	10				—
Share-based compensation expense			7,675				7,675
Stock options exercised	307	307	1,342				1,649
Share-based tax benefit			399				399

Balance at June 30, 2008	335,826	$335,826	1,110,635	(114,075)	30,190	2,066,015	3,428,591

See accompanying notes to consolidated financial statements

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
(In thousands)	2008	2007
Operating activities:
Net income	$93,093	309,502
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	184,665	40,797
Depreciation, amortization and accretion, net	27,715	89,405
Goodwill impairment	27,000	—
Equity in income of equity method investments	(1,412)	(3,237)
Deferred tax expense	1,125	(15,343)
Decrease (increase) in interest receivable	59,348	(9,479)
Decrease in interest payable	(33,283)	(1,278)
Minority interest in subsidiaries’ net income	1,697	24,465
Increase in trading account assets	(2,401)	(55,360)
Originations of mortgage loans held for sale	(625,996)	(808,759)
Proceeds from sales of mortgage loans held for sale	597,445	798,826
Gain on sale of mortgage loans held for sale	(5,831)	(6,243)
Loss on sale of impaired loans held for sale	10,126	—
Decrease (increase) in prepaid and other assets	71,989	(45,109)
Decrease in accrued salaries and benefits	(20,676)	(77,628)
Increase (decrease) in other liabilities	35,846	(20,980)
Net gains on sales of available for sale investment securities	—	(705)
Increase in fair value of private equity investments	(4,946)	(4,245)
Gain from transfer of mutual funds	—	(6,885)
Gain on sale of MasterCard shares	(16,186)	—
Proceeds from redemption of Visa shares	(38,542)	—
Decrease in liability for Visa litigation	(17,430)	—
Share-based compensation	7,732	15,143
Excess tax benefit from share-based payment arrangements	(357)	(7,398)
Impairment of developed software	—	620
Other, net	(2,534)	17,929

Net cash provided by operating activities	348,187	234,038

Investing activities:
Net (increase) decrease in interest earning deposits with banks	(6,387)	14,232
Net increase in federal funds sold and securities purchased under resale agreements	(76,091)	(140,594)
Proceeds from maturities and principal collections of investment securities available for sale	669,286	376,654
Proceeds from sales of investment securities available for sale	3,309	21,501
Purchases of investment securities available for sale	(817,795)	(642,529)
Proceeds from sale of impaired loans held for sale	20,613	—
Net increase in loans	(1,290,126)	(934,359)
Purchases of premises and equipment	(63,012)	(76,095)
Proceeds from disposals of premises and equipment	2,115	1,914
Net proceeds from transfer of mutual funds	—	7,958
Proceeds from sale of MasterCard shares	16,186	—
Proceeds from redemption of Visa shares	38,542	—
Additions to other intangible assets	—	(77)
Contract acquisition costs	—	(9,542)
Additions to licensed computer software from vendors	—	(8,866)
Additions to internally developed computer software	—	(7,458)

Net cash used by investing activities	(1,503,360)	(1,397,261)

Financing activities:
Net increase in demand and savings deposits	230,526	549,601
Net increase in certificates of deposit	838,010	153,838
Net (decrease) increase in federal funds purchased and other securities sold under repurchase agreements	(31,502)	213,378
Principal repayments on long-term debt	(38,041)	(201,845)
Proceeds from issuance of long-term debt	270,300	529,313
Treasury shares purchased	(131)	—
Excess tax benefit from share-based payment arrangements	357	7,398
Dividends paid to shareholders	(123,744)	(130,482)
Proceeds from issuance of common stock	1,649	33,550

Net cash provided by financing activities	1,147,424	1,154,751

Effect of exchange rate changes on cash and cash equivalent balances held in foreign currencies	—	841

Decrease in cash and due from banks	(7,749)	(7,631)
Cash and due from banks at beginning of period	682,583	889,975

Cash and due from banks at end of period	$674,834	882,344

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
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the respective balance sheets, and the reported amounts of revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of impaired loans held for sale, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and the fair value of intangible assets, including goodwill.
A substantial portion of Synovus’ loans are secured by real estate in five southeastern states (Georgia, Alabama, Florida, South Carolina, and Tennessee). Accordingly, the ultimate collectibility of a substantial portion of Synovus’ loan portfolio is susceptible to changes in market conditions in these areas. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Synovus’ allowance for loan losses. Such agencies may require Synovus to make changes to the allowance for loan losses based on their judgment about information available to them at the time of their examination.
Synovus conducted its annual assessment of goodwill for impairment during the three months ended June 30, 2008. Determining the fair value of Synovus’ reporting units requires management to make certain judgments and assumptions related to various items, including discount rates, future estimates of operating results, etc. Management believes that the estimates and assumptions used in the goodwill impairment analysis for its business units are reasonable; however, if actual results and market conditions differ from the assumptions or estimates used, the fair value of each reporting unit could be different in the future.
Certain prior year amounts have been reclassified to conform to the presentation adopted in 2008.

Note 2 — Supplemental Cash Flow Information
For the six months ended June 30, 2008 and 2007, Synovus paid income taxes (net of refunds received) of $56.4 million and $191.0 million, respectively. The amount for the six months ended June 30, 2008 is impacted by tax overpayment credits from 2007 that were applied towards the 2008 income tax liability. For the six months ended June 30, 2008 and 2007, Synovus paid interest of $372.9 million and $530.3 million, respectively.
Non-cash investing activities consisted of loans of approximately $171.3 million and $23.0 million, which were foreclosed and transferred to other real estate during the six months ended June 30, 2008 and 2007, respectively, and impaired loans of approximately $42.3 million which were transferred to impaired loans held for sale during the six months ended June 30, 2008.
Note 3 — Comprehensive Income
Other comprehensive income (loss) consists of the change in net unrealized gains (losses) on cash flow hedges, the change in net unrealized gains (losses) on investment securities available for sale, gains (losses) on foreign currency translation, and the amortization of the post-retirement unfunded health benefit. Comprehensive income consists of net income plus other comprehensive income (loss).
Comprehensive income (loss) for the six and three months ended June 30, 2008 and 2007 is presented below:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Net income	$93,093	309,502	12,099	162,750
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on cash flow hedges	475	(2,917)	(11,825)	(4,428)
Change in net unrealized gains (losses) on investment securities available for sale, net of reclassification adjustment	(1,816)	(18,047)	(50,107)	(25,741)
Gains on foreign currency translation	—	2,164	—	2,251
Amortization of postretirement unfunded health benefit, net of tax	92	—	46	—

Other comprehensive loss	(1,249)	(18,800)	(61,886)	(27,918)

Comprehensive income (loss)	$91,844	290,702	(49,787)	134,832

Note 4 — Impaired Loans Held for Sale
Loans or pools of loans are transferred to the impaired loans held for sale portfolio when the intent to hold the loans has changed due to portfolio management or risk mitigation strategies and when there is a plan to sell the loans within a reasonable period of time. The value of the loans or pools of loans is primarily determined by analyzing the underlying collateral of the loan and the external market prices of similar assets. At the time of transfer, if the fair value is less than the cost, the difference attributable to declines in credit quality is recorded as a charge-off against the allowance for loan losses. Decreases in fair value subsequent to the transfer as well as losses from sale of these loans are recognized as a component of non-interest expense. During the three months ended March 31, 2008, Synovus transferred loans with a cost basis totaling

$63.3 million to the impaired loans held for sale portfolio. At the time of the transfer, Synovus recognized a $21.0 million charge-off on these loans, which resulted in a new cost basis of $42.3 million at March 31, 2008. The $21.0 million charge-off was estimated based on the estimated sales price of the portfolio through bulk sales. During the three months ended June 30, 2008, Synovus recognized a loss of $4.7 million from the sale of impaired loans held for sale and recognized additional write-downs of $5.4 million on the loans remaining in the portfolio. The $5.4 million write-down was based upon the estimated sales proceeds from a pending liquidation sale.
Note 5 — Other Real Estate
Other real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of non-interest expense.
The carrying value of other real estate was $197.3 million and $101.5 million at June 30, 2008 and December 31, 2007, respectively. During the six and three months ended June 30, 2008, approximately $169.8 million of loans and $1.5 million of impaired loans held for sale were foreclosed and transferred to other real estate. The increased in other real estate is the result of negative migration in credit quality, the declining value of real estate in certain parts of Florida and the excess supply of residential real estate in the Atlanta area. During the six and three months ended June 30, 2008, Synovus recognized other real estate costs of $21.4 million and $13.5 million, respectively. These costs primarily relate to losses from the liquidation of other real estate through bulk sales and auctions as well as further write-downs due to declines in fair value subsequent to the date of foreclosure and, to a lesser degree, carrying costs associated with other real estate.
Note 6 — Fair Value Accounting — Adoption of SFAS Nos. 157 and 159
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S. Generally Accepted Accounting Principles (GAAP), and expands disclosures about fair value measurements. This statement does not introduce any new requirements mandating the use of fair value; rather, it unifies the meaning of fair value and adds additional fair value disclosures. The provisions of this statement are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Effective January 1, 2008, Synovus adopted SFAS No. 157 for financial assets and liabilities. As permitted under FASB Staff Position No. FAS 157-2, Synovus has elected to defer the application of SFAS No. 157 to non-financial assets and liabilities until January 1, 2009.
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
Mortgage Loans Held for Sale
Mortgage loans held for sale (MLHFS) have been previously accounted for on a lower of aggregate cost or fair value basis pursuant to SFAS No. 65, “Accounting for Certain Mortgage Banking Activities” (SFAS No. 65). For certain mortgage loan types, fair value hedge accounting was utilized by Synovus to hedge a given mortgage loan pool, and the underlying mortgage loan balances were adjusted for the change in fair value related to the hedged risk (fluctuation in market interest rates) in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted (SFAS No. 133). For those certain mortgage loan types, Synovus is still able to achieve an effective economic hedge by being able to mark-to-market the underlying mortgage loan balances through the income statement, but has eliminated the operational time and expense needed to manage a hedge accounting program under SFAS No. 133. Previously under SFAS No. 65, Synovus was exposed, from an accounting perspective, only to the downside risk of market volatilities; however by electing FVO, Synovus may now also recognize the associated gains on the mortgage loan portfolio as favorable changes in the market occur.
Certain Callable Brokered Certificates of Deposit
Synovus has elected FVO for certain callable brokered certificates of deposit (CDs) to ease the operational burdens required to maintain hedge accounting for such instruments under the constructs of SFAS No. 133. Prior to the adoption of SFAS No. 159, Synovus was highly effective in hedging the risk related to changes in fair value, due to fluctuations in market interest rates, by engaging in various interest rate derivatives. However, SFAS No. 133 requires an extensive documentation process for each hedging relationship and an extensive process related to assessing the effectiveness and measuring ineffectiveness related to such hedges. By electing FVO on these previously hedged callable brokered CDs, Synovus is still able to achieve an effective economic hedge by being able to mark-to-market the underlying CDs through the income statement, but has eliminated the operational time and expense needed to manage a hedge accounting program under SFAS No. 133.
The following table summarizes the impact of adopting the fair value option for these financial instruments as of January 1, 2008. Amounts shown represent the carrying value of the affected instruments before and after the changes in accounting resulting from the adoption of SFAS No. 159.

	Ending		Opening
	Balance	Cumulative	Balance
	Sheet	Effect	Sheet
	December	Adjustment	January 1,
(Dollars in thousands)	31, 2007	Gain, net	2008
Mortgage loans held for sale	$153,437	$91	$153,528
Certain callable brokered CDs	293,842	—	293,842

Pre-tax cumulative effect of adoption of the fair value option		91
Deferred tax liability		(33)

Cumulative effect of adoption of the fair value option (increase to retained earnings)		$58

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

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include corporate debt and equity securities, certain derivative contracts, as well as certain U.S. Treasury and U.S. Government-sponsored enterprise debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government-sponsored enterprises and agency mortgage-backed debt securities, obligations of states and municipalities, certain callable brokered certificates of deposit, collateralized mortgage obligations, derivative contracts, and mortgage loans held-for-sale.

Level 3	Unobservable inputs that are supported by little if any market activity for the asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category primarily includes Federal Home Loan Bank and Federal Reserve Bank stock, collateral-dependent impaired loans, and certain private equity investments.
Following is a description of the valuation methodologies used for the major categories of financial assets and liabilities measured at fair value.
Trading Account Assets/Liabilities and Investment Securities Available for Sale
Where quoted market prices are available in an active market, securities are valued at the last traded price by obtaining feeds from a number of live data sources including active market makers and inter-dealer brokers. These securities are classified as Level 1 within the valuation hierarchy and include U.S. Treasury securities, obligations of U.S. Government-sponsored enterprises, and corporate debt and equity securities. If quoted market prices are not available, fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics. These types of securities are classified as Level 2 within the valuation hierarchy and consist of collateralized mortgage obligations, mortgage-backed debt securities, debt securities of U.S. Government-sponsored enterprises and agencies, and state and municipal bonds. In both cases, Synovus has evaluated the valuation methodologies of its third party valuation providers to determine whether such valuations are representative of an exit price in Synovus’ principal markets. In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. These Level 3 items are primarily Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock.

Mortgage Loans Held for Sale
Since quoted market prices are not available, fair value is derived from a hypothetical-securitization model used to project the “exit price” of the loan in securitization. The bid pricing convention is used for loan pricing for similar assets. The valuation model is based upon forward settlement of a pool of loans of identical coupon, maturity, product, and credit attributes. The inputs to the model are continuously updated with available market and historical data. As the loans are sold in the secondary market and predominantly used as collateral for securitizations, the valuation model represents the highest and best use of the loans in Synovus’ principal market. Mortgage loans held for sale are classified within Level 2 of the valuation hierarchy.
Private Equity Investments
Private equity investments consist primarily of investments in venture capital funds. The valuation of these instruments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. Based on these factors, the ultimate realizable value of private equity investments could differ significantly from the values reflected in the accompanying financial statements. Private equity investments are valued initially based upon transaction price. Thereafter, Synovus uses information provided by the fund managers in the determination of estimated fair value. Valuation factors such as recent or proposed purchase or sale of debt or equity of the issuer, pricing by other dealers in similar securities, size of position held, liquidity of the market and changes in economic conditions affecting the issuer are used in the determination of estimated fair value. These private equity investments are classified as Level 3 within the valuation hierarchy.
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
Derivative Assets and Liabilities
Equity derivatives are valued using quoted market prices and are classified as Level 1 within the valuation hierarchy. All other derivatives are valued using internally developed models. These derivatives include interest rate swaps, floors, caps, and collars. The sale of To-be-announced (TBA) mortgage-backed securities for current month delivery or in the future and the purchase of option contracts of similar duration are derivatives utilized by Synovus’ mortgage subsidiary, and are valued by obtaining prices directly from dealers in the form of quotes for identical securities or options using a bid pricing convention with a spread between bid and offer quotations. All of these types of derivatives are classified as Level 2 within the valuation hierarchy. The mortgage subsidiary originates mortgage loans which are classified as derivatives prior to the loan closing when there is a lock commitment outstanding to a borrower to close a loan at a specific interest rate. These derivatives are valued based on the other mortgage derivatives mentioned above except there is fall-out ratios for interest rate lock commitments that have an additional input which is considered Level 3. Therefore, this type of derivative instrument is classified as Level 3 within the valuation hierarchy. These amounts, however, are insignificant.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis, including financial instruments for which Synovus has elected the fair value option as of June 30, 2008 according to the SFAS No. 157 valuation hierarchy:

					Total
					Assets/Liabilities at
(in thousands)	Level 1	Level 2	Level 3		Fair Value
Assets

Trading account assets	$780	19,424	—		$20,204
Mortgage loans held for sale	—	185,245	—		185,245

Investment securities available for sale	5,730	3,673,742	134,912	(2)	3,814,384
Private equity investments	—	—	65,049		65,049
Derivative assets	6,914	102,261	—		109,175

Liabilities

Brokered certificates of deposit (1)	$—	90,722	—		$90,722
Trading account liabilities	—	10,611	—		10,611
Derivative liabilities	6,914	59,208	—		66,122

(1)	Amounts represent the value of the certain callable brokered certificates of deposit for which Synovus has elected the fair value option under SFAS No. 159.

(2)	This amount primarily consists of Federal Home Loan Bank stock and Federal Reserve Bank stock of approximately $117.9 million and $4.4 million, respectively.
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

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
			Total			Total
	Mortgage	Other	Changes in	Mortgage	Other	Changes in
	Banking	Operating	Fair Value	Banking	Operating	Fair Value
(in thousands)	Income	Income	Recorded	Income	Income	Recorded
Mortgage loans held for sale	$(2,370)	—	$(2,370)	$(2,320)	—	$(2,320)
Certain callable brokered CDs	$—	988	$(988)	$—	(1,262)	$1,262
Changes in Level Three Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs (Level 3) to fair-value certain assets and liabilities as of June 30, 2008. The table below includes a roll forward of the balance sheet amount for the six months ended June 30, 2008 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis.

	Investment
	Securities
	Available	Private Equity
(in thousands)	for Sale	Investments
Beginning balance January 1, 2008	$126,715	55,581
Total gains or (losses) (realized/unrealized), net of minority interest:
Included in earnings	—	3,577
Included in other comprehensive income	(126)	—
Purchases, sales, issuances, and settlements, net	8,323	5,891
Transfers in and/or out of Level 3	—	—

Ending balance June 30, 2008	$134,912	65,049

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30, 2008	$(126)	3,577
The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings or changes in net assets for material Level 3 assets and liabilities for the three months ended June 30, 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008		2008
	Investment		Investment
	Securities		Securities
	Available for	Private Equity	Available for	Private Equity
(in thousands)	Sale	Investments	Sale	Investments
Total change in earnings, net of minority interest	$—	(234)	$—	3,577

Change in unrealized losses to assets and liabilities still held at June 30, 2008	$(53)	—	$(126)	—

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
Under the practical expedient, Synovus measures the fair value of collateral-dependent impaired loans based on the fair value of the collateral securing these loans. These measurements are classified as Level 3 within the valuation hierarchy. All impaired loans are secured by real estate. The fair value of this real estate is generally determined based upon appraisals performed by a certified or licensed appraiser using inputs such as absorption rates, capitalization rates, and comparables. Management also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals such as changes in absorption rates or market conditions from the time of valuation. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.
The fair value of collateral-dependent impaired loans (including impaired loans held for sale) totaled $485.7 million at June 30, 2008, compared to $433.6 million at March 31, 2008, and $264.9 million at December 31, 2007.
Note 7 — Derivative Instruments
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
Synovus originates first lien residential mortgage loans for sale into the secondary market and generally does not hold the originated loans for investment purposes. Mortgage loans are sold by Synovus for conversion to securities and the servicing is sold to a third party servicing aggregator, or the mortgage loans are sold as a whole loan to an investor either individually or in bulk.
At June 30, 2008, Synovus had commitments to fund primarily fixed-rate mortgage loans to customers in the amount of $72.0 million. The fair value of these commitments at June 30, 2008 resulted in an unrealized gain of $1.1 million, which was recorded as a component of mortgage banking income in the consolidated statements of income.
At June 30, 2008, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to approximately $231.0 million. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding commitments to originate residential mortgage loans for resale.
The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans at June 30, 2008 resulted in an unrealized gain of $877 thousand, which was recorded as a component of mortgage banking income in the consolidated statements of income.
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
The receive fixed interest rate swap contracts at June 30, 2008 are being utilized to hedge $850 million in floating rate loans and $1.38 billion in fixed-rate liabilities. A summary of interest rate swap contracts and their terms at June 30, 2008 is shown below. In accordance with the provisions of SFAS No. 133, the fair value (net unrealized gains and losses) of these contracts has been recorded on the consolidated balance sheets.

		Weighted-Average					Net
				Maturity			Unrealized
	Notional	Receive	Pay	In	Unrealized		Gains
(Dollars in thousands)	Amount	Rate	Rate(*)	Months	Gains	Losses	(Losses)
Receive fixed interest swaps:
Fair value hedges	$1,377,500	4.08%	2.64%	29	$13,276	(1,414)	11,862
Cash flow hedges	850,000	7.86%	5.00%	30	31,440	(1,242)	30,198

Total	$2,227,500	5.52%	3.54%	30	$44,716	(2,656)	42,060

(*)	Variable pay rate based upon contract rates in effect at June 30, 2008.
Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis for all cash flow hedges entered into after March 31, 2007. The cumulative dollar offset method is used for all hedges entered into prior to that date. As of June 30, 2008, cumulative ineffectiveness for Synovus’ portfolio of cash flow hedges represented a gain of approximately $20 thousand. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of income as a component of other operating income.
Synovus expects to reclassify from accumulated other comprehensive income (loss) approximately $11.7 million as net-of-tax income during the next twelve months, as the related payments for interest rate swaps and amortization of deferred gains (losses) are recorded.
Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair market value of various fixed rate liabilities due to changes in the benchmark interest rate LIBOR. Synovus calculates effectiveness of the hedging relationships quarterly using regression analysis for all fair value hedges entered into after March 31, 2007. As of June 30, 2008, cumulative ineffectiveness for Synovus’ portfolio of fair value hedges represented a gain of approximately $1.3 million. Ineffectiveness from fair value hedges is recognized in the consolidated statements of income as other operating income.
Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the risk to Synovus. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of June 30, 2008, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $3.76 billion, an increase of $799.3 million compared to December 31, 2007.
Synovus also enters into derivative financial instruments to meet the equity risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the risk to Synovus. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of June 30, 2008, the notional amount of customer related equity derivative financial instruments, including both the customer position and the offsetting position, was $10.7 million, unchanged from December 31, 2007.
Note 8 — Share-Based Compensation
General Description of Share-Based Compensation Plans
Synovus has various long-term incentive plans under which the Compensation Committee of the Board of Directors has the authority to grant share-based compensation to Synovus employees. At June 30, 2008, Synovus had a total of 19,872,818 shares of its authorized but unissued common stock reserved for future grants under the 2007 Omnibus Plan. The general terms of each of these plans are substantially the same, permitting the grant of share-based compensation including stock options, non-vested shares, restricted share units, and stock appreciation rights. These plans generally include vesting periods ranging from three to five years and contractual terms ranging from five to ten years. Stock options are granted at exercise prices which equal the fair market value of a share of common stock on the grant date. Synovus historically issues new shares to satisfy share option exercises.
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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Share-based compensation expense:
Stock options	$2,360	5,084	1,223	2,559
Non-vested shares	5,399	3,463	2,883	1,697

Total share-based compensation expense	$7,759	8,547	4,106	4,256

Stock Option Awards
Synovus granted 3,090,911 and 48,000 options to purchase shares of Synovus common stock to certain key Synovus employees during the six and three months ended June 30, 2008, at a weighted-average exercise price of $13.17 and $12.50, respectively. At June 30, 2008, there were 31,601,244 options to purchase shares of Synovus common stock outstanding with a weighted-average exercise price of $10.87.
Non-Vested Shares and Restricted Share Units
During the six and three months ended June 30, 2008, Synovus awarded 122,309 and 27,600, respectively, restricted share units and 24,391 and 6,134, respectively, non-vested shares of non-transferable Synovus common stock to certain key employees and non-employee directors of Synovus. The weighted-average grant date fair value of both the awarded stock and the stock units for the six months ended June 30, 2008 was $12.93.
All holders of non-vested shares of Synovus common stock on December 31, 2007 received Total System Services, Inc. (TSYS) non-vested shares based on the distribution ratio applicable to all Synovus shares in connection with the spin-off of TSYS. At June 30, 2008, there were 1,028,223 non-vested Synovus shares and restricted share units outstanding and 426,087 non-vested shares of TSYS stock outstanding with a combined weighted-average grant date fair value of $25.67.
In addition, 12,677 non-transferable non-vested shares of Synovus common stock and 6,135 non-vested shares of TSYS common stock were awarded to a key Synovus executive from a 2005 authorized grant of 63,386 shares under a performance vesting schedule during the six-month period ended June 30, 2008, with a grant date fair value of $23.42.
Note 9 — Discontinued Operations
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
In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the historical consolidated results of operations of TSYS, as well as all costs associated with the spin-off of TSYS are now presented as a component of income from discontinued operations. The balance sheet for the periods ended June 30, 2008 and December 31, 2007 does not include assets and liabilities of TSYS.

Transfer of Mutual Funds
During the three months ended June 30, 2007, Synovus transferred its proprietary mutual funds (Synovus Funds) to a non-affiliated third party. As a result of the transfer, Synovus received gross proceeds of $7.96 million and incurred transaction related costs of $1.07 million, resulting in a pre-tax gain of $6.89 million or $4.20 million, after-tax. The net gain has been reported as discontinued operations on the accompanying consolidated statements of income. Financial results of the business associated with the Synovus Funds for 2007 have not been presented as discontinued operations as such amounts are inconsequential. This business did not have significant assets, liabilities, revenues, or expenses associated with it.
The following amounts have been segregated from continuing operations and included in income from discontinued operations, net of income taxes and minority interest, in the consolidated statements of income:

	Six Months	Three Months
	Ended	Ended
(In thousands)	June 30, 2007	June 30, 2007
TSYS
TSYS revenues	$903,155	$466,546

TSYS income, net of minority interest and before taxes	169,946	88,707
Income tax expense	(70,496)	(35,603)

Income from discontinued operations related to TSYS, net of income taxes	99,450	53,104
Spin-off related expenses incurred by Synovus, net of income tax benefit	(363)	(363)
Gain on sale of mutual funds, net of income taxes	4,200	4,200

Income from discontinued operations, net of income taxes and minority interest	$103,287	$56,941

Cash flows of discontinued operations for the six months ended June 30, 2007 are presented below.

Six Months
Ended
(In thousands)	June 30, 2007
Cash provided by operating activities	$119,506
Cash used in investing activities	(43,720)
Cash used in financing activities	(13,556)
Effect of exchange rates on cash and cash equivalents	841

Cash provided by discontinued operations	$63,071

Note 10 — Goodwill and Other Intangible Assets
Under SFAS No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets,” goodwill is required to be tested for impairment annually, or more frequently if events or circumstances indicate that there may be impairment. The combination of the income approach utilizing the discounted cash flow (DCF) method, the public company comparables approach, utilizing multiples of tangible book value, and the transaction approach, utilizing readily available market valuation multiples for closed transactions, is used to estimate the fair value of the reporting unit.
Impairment is tested at the reporting unit (sub-segment) level involving two steps. Step 1 compares the fair value of the reporting unit to its carrying value. If the fair value is greater than carrying value, there is no indication of impairment. Step 2 is performed when the fair value determined in Step 1 is less than the carrying value. Step 2 involves a process similar to business combination accounting where fair values are assigned to all assets, liabilities, and intangibles. The result of Step 2 is the implied fair value of goodwill. If the Step 2 implied value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference. The total of all reporting unit fair values is compared for reasonableness to Synovus’ market capitalization plus a control premium.
Goodwill at June 30, 2008 and December 31, 2007 was $492.1 million and $519.1 million, respectively. During the three months ended June 30, 2008, Synovus conducted its annual goodwill impairment evaluation. As a result of this evaluation, Synovus recognized a goodwill impairment charge of $27.0 million (pre-tax and after-tax) on one of its reporting units. The charge has been recorded as a component of non-interest expense. The goodwill impairment charge was primarily related to a decrease in valuation based on market trading and transaction multiples.
The goodwill impairment charge is preliminary and is subject to the finalization of the Step 2 calculation; however, based on preliminary Step 2 results, Synovus does not expect a significant change in the impairment charge.
Intangible assets (excluding goodwill) net of accumulated amortization as of June 30, 2008 and December 31, 2007, respectively, are presented in the table below.

	June 30,	December 31,
(In thousands)	2008	2007
Other intangible assets:
Purchased trust revenues	$2,222	2,362
Acquired customer contracts	2,098	2,407
Core deposit premiums	19,998	22,668
Other	542	570

Total carrying value	$24,860	28,007

Note 11 — Income Taxes
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
In connection with the spin-off of TSYS, Synovus entered into a tax sharing agreement with TSYS, which requires TSYS to indemnify Synovus from potential income tax liabilities that may arise in future examinations as a result of TSYS’ inclusion in Synovus’ consolidated tax return filings for calendar years prior to 2008.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (1):

	Six Months	Three Months
	Ended	Ended
(in thousands)	June 30, 2008	June 30, 2008
Beginning balance	$7,074	$8,207
Current activity:
Additions based on tax positions related to current year	493	322
Additions for tax positions of prior years	1,299	—
Reductions for tax positions of prior years	(337)	—
Settlements	—	—

Net, current activity	1,455	322

Ending balance	$8,529	$8,529

(1)	Unrecognized state tax benefits are not adjusted for the Federal tax impact.
Synovus recognizes accrued interest and penalties related to unrecognized income tax benefits as a component of income tax expense. Accrued interest and penalties on unrecognized tax benefits totaled $1.1 million and $1.2 million as of December 31, 2007 and June 30, 2008, respectively. The total amount of unrecognized income tax benefits as of December 31, 2007 and June 30, 2008 that, if recognized, would affect the effective tax rate is $5.4 million and $6.4 million (net of the Federal benefit on state tax issues), respectively, which includes interest and penalties of $745 thousand and $780 thousand.
Synovus is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, Synovus does not expect a significant payment related to these obligations within the next year. Synovus expects that approximately $450 thousand of uncertain tax positions will be either settled or resolved during the next twelve months.
Note 12 — Visa Initial Public Offering and Litigation Expense
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
Visa, Inc. completed an initial public offering (the Visa IPO) in March 2008. Visa used a portion of the proceeds from the IPO to establish a $3.0 billion escrow for settlement of covered litigation and used substantially all of the remaining portion to redeem class B and class C shares held by Visa issuing members. During the three months ended March 31, 2008, Synovus recognized a pre-tax gain of $38.5 million on redemption proceeds received from Visa, Inc. and reduced the $36.8 million litigation accrual recognized in the second half of 2007 by $17.4 million for its pro-rata share of the $3.0 billion escrow funded by Visa, Inc. The redemption of shares and reduction of the accrued liability following the Visa IPO resulted in a gain of $34.1 million, net of tax, or $0.10 per diluted share, for the six months ended June 30, 2008.
Note 13 — Recently Adopted Accounting Pronouncements
In September 2006, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4). EITF 06-4 requires an employer to recognize a liability for future benefits based on the substantive agreement with the employee. EITF 06-4 requires a company to use the guidance prescribed in SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and Accounting Principles Board Opinion No. 12, “Omnibus Opinion,” when entering into an endorsement split-dollar life insurance agreement and recognizing the liability. EITF 06-4 was effective for fiscal periods beginning after December 15, 2007. Synovus adopted the provisions of EITF 06-4 effective January 1, 2008 and recognized approximately $2.4 million as a cumulative effect adjustment to retained earnings.
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
In November 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings,” (SAB 109). SAB 109 supercedes SAB 105, “Application of Accounting Principles to Loan Commitments.” SAB 109, consistent with SFAS No. 156, “Accounting for Servicing of Financial Assets,” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” requires that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. A separate and distinct servicing asset or liability is not recognized for accounting purposes until the servicing rights have been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. The provisions of this bulletin were effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adoption of SAB 109 was an increase in mortgage revenues of approximately $1.2 million for the three months ended March 31, 2008.
In December 2007, the SEC issued SAB No. 110, “Share-Based Payment,” (SAB 110) SAB 110 allows eligible public companies to continue to use a simplified method for estimating the expected term of stock options if their own historical exercise data no longer provides a reasonable basis. Under SAB No. 107, “Share-Based Payment,” the simplified method was scheduled to expire for all grants made after December 31, 2007. The provisions of this bulletin were effective on January 1, 2008. Due to the spin-off of TSYS on December 31, 2007 and recent changes to the terms of stock option agreements, Synovus elected to continue using the simplified method for determining the expected term component for all share options granted during 2008.

ITEM 2 — MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements made or incorporated by reference in this document which are not statements of historical fact, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this document, constitute forward-looking statements within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements include statements with respect to Synovus’ beliefs, plans, objectives, goals, targets, expectations, anticipations, assumptions, estimates, intentions and future performance and involve known and unknown risks, many of which are beyond Synovus’ control and which may cause the actual results, performance or achievements of Synovus or the commercial banking industry or economy generally, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.
All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus’ use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “should,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus’ future business and financial performance and/or the performance of the commercial banking industry and economy generally. Forward-looking statements are based on the current beliefs and expectations of Synovus’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus’ ability to control or predict. These factors include, but are not limited to: (1) competitive pressures arising from aggressive competition from other financial service providers; (2) deteriorating credit quality, particularly in residential construction and development loans, may result in increased delinquencies and credit losses, which will adversely impact us; (3) declining values of residential and commercial real estate may increase our credit losses and negatively affect our financial results; (4) the concentration of our nonperforming assets in certain geographic regions and with affiliated borrower groups; (5) inadequacy of our allowance for loan loss reserve, or the risk that the allowance may prove to be inadequate or may be negatively affected by credit risk exposures; (6) changes in the interest rate environment which expand or reduce interest margins, impact funding sources or adversely affect critical estimates, as applied, and fair value of assets; (7) slower than anticipated rates of growth in non-interest income; (8) changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which Synovus is perceived in such markets, including a reduction in our debt ratings; (9) inability to access the capital markets on terms that are satisfactory; (10) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted may be different than expected; (11) the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board; (12) inflation, interest rate, market and monetary fluctuations; (13) restrictions or limitations on access to funds from subsidiaries, thereby restricting our ability to make payments on our obligations or dividend payments; (14) the effect of changes in governmental policy, laws and regulations, including proposed and recently enacted changes in the regulation of banks and financial institutions, or the interpretation or application thereof, including restrictions, limitations and/or penalties arising from banking, securities and insurance laws, regulations and examinations; (15) the costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, including, without limitation, the pending litigation with CompuCredit Corporation relating to CB&T’s Affinity Agreement with CompuCredit; (16) Synovus’ indemnification obligation in connection with the Visa covered litigation may be greater than expected; (17) the volatility of our stock price; and (18) other factors and other information contained in this document and in other reports and filings that Synovus makes with the Securities and Exchange Commission under the Exchange Act.
All written or oral forward-looking statements that are made by or are attributable to Synovus are expressly qualified by this cautionary notice. You should not place undue reliance on any forward-looking statements, since those statements speak only as of the date on which the statements are made. Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of new information or unanticipated events, except as may otherwise be required by law.

Executive Summary
The following financial review provides a discussion of Synovus’ financial condition, changes in financial condition, and results of operations.
Industry Overview
The first half of 2008 has been marked by challenging financial and credit markets, building on issues that began in the sub-prime mortgage market in the second half of 2007 and which led to declines in real estate and home values. Consumer confidence declined as rising costs fueled by unprecedented prices for crude oil have paralleled the downturns in housing and mortgage related financial services. The supply of housing has surged as new and existing home sales declined sharply and foreclosures reached record levels.
The Federal Reserve Bank (Federal Reserve) responded, lowering the federal funds rate by 200 basis points in the first quarter and another 25 basis points in the second quarter. Despite these rate cuts and other measures taken by the Federal Reserve to provide additional liquidity in financial markets, consumer confidence has remained weak.
The economic environment for the financial services industry as a whole has been affected in a variety of ways, as evidenced by heightened levels of credit losses, declining value of real property as collateral for loans, record levels of non-performing assets, charge-offs and foreclosures. While these factors have negatively influenced earning asset yields, the average cost of funds has risen in an intensely competitive market for deposits. As a result, financial institutions have experienced pressure on credit costs, loan yields, deposit and other borrowing costs, and capital.
About Our Business
Synovus is a financial services holding company, based in Columbus, Georgia, with approximately $34 billion in assets. Synovus provides integrated financial services including banking, financial management, insurance, mortgage, and leasing services through 35 wholly-owned subsidiary banks and other Synovus offices in Georgia, Alabama, South Carolina, Tennessee, and Florida. At June 30, 2008, our banks ranged in size from $113.1 million to $5.76 billion in total assets.
Our Key Financial Performance Indicators
In terms of how we measure success in our business, the following are our key financial performance indicators:

• Loan Growth	• Credit Quality	• Capital Strength
• Core Deposit Growth	• Fee Income Growth
• Net Interest Margin	• Expense Management
Financial Performance Summary
•	Net income: $12.1 million, down 88.6%, and $93.1 million, down 54.9%, for the three and six months ended June 30, 2008, respectively, as compared to income from continuing operations for the prior year periods.

•	Goodwill impairment: $27.0 million, or $0.08 per diluted share, for the six and three months ended June 30, 2008. Goodwill impairment is a non-cash charge and has no impact on Synovus’ tangible capital levels, regulatory capital ratios or on liquidity since goodwill is already excluded from these measures.

•	Diluted earnings per share (EPS): $0.04 for the three months ended June 30, 2008 and $0.28 for the six months ended June 30, 2008, down 88.6% and 55.1%, respectively, from EPS from continuing operations for the same periods a year ago (EPS of $0.12 for the three months ended June 30, 2008, excluding the goodwill impairment charge of $27.0 million).

•	Net interest margin: 3.57% and 3.64% for the three and six months ended June 30, 2008, respectively, as compared to 4.00% and 4.03%, respectively, for the same periods in 2007 (on a sequential quarter basis, 3 basis points of the 14 basis point decrease in the margin are related to increased credit costs).

•	Loan growth: 7.5% increase from June 30, 2007, 7.2% annualized increase from December 31, 2007, and 4.9% annualized sequential quarter growth.

•	Credit quality:
•	Non-performing assets ratio of 3.00%, compared to 2.49% at March 31, 2008 and 1.67% at December 31, 2007 (29 basis points of the sequential quarter increase was from the Atlanta market).

•	Provision expense of $93.6 million and $184.7 million for the three and six months ended June 30, 2008, respectively, as compared to $20.3 million and $40.8 million for the same periods in 2007.

•	Past dues over 90 days and still accruing interest as a percentage of total loans of 0.14%, compared to 0.16% at March 31, 2008 and 0.13% at December 31, 2007.

•	Total past dues over 30 days and still accruing interest as a percentage of total loans of 1.33% compared to 1.39% at March 31, 2008 and 1.02% at December 31, 2007.

•	Net charge-off ratio of 1.04% and 0.99% for the three and six months ended June 30, 2008, respectively, compared to 0.25% and 0.19% for the same periods in the prior year.

•	Core deposits (total deposits less brokered deposits): 0.7% decline compared to June 30, 2007, and 4.1% annualized sequential quarter growth.
•	Non-interest income: up 11.8% for the three months ended June 30, 2008 and 34.7% for the six months ended June 30, 2008 compared to the corresponding periods in the prior year (up 13.8% for the six months ended June 30, 2008 excluding the gain from redemption of Visa shares).

•	Non-interest expense: up 34.6% for the three months ended June 30, 2008 and 19.1% for the six months ended June 30, 2008 compared to the corresponding periods in the prior year (up 20.9% and 16.6% for the three and six months ended June 30, 2008, respectively, excluding the reduction in the Visa litigation accrual and goodwill impairment charge).

•	Shareholder’s equity: $3.43 billion at June 30, 2008, or 10.02% of assets. The Tier I Capital Ratio was 8.91%, the Total Risk-Based Capital Ratio was 12.28%, and the Tangible Common Equity to Tangible Assets Ratio was 8.64%.

•	Visa, Inc. completed an initial public offering (the Visa IPO) in March 2008. Visa used a portion of the proceeds from the Visa IPO to establish a $3.0 billion escrow for settlement of covered litigation and used substantially all of the remaining portion to redeem class B and class C shares held by Visa issuing members. During the three months ended March 31, 2008, Synovus recognized a pre-tax gain of $38.5 million on redemption proceeds received from Visa, Inc. and reduced the $36.8 million litigation accrual recognized in the second half of 2007 by $17.4 million for its pro-rata share of the $3.0 billion escrow funded by Visa. Inc. The redemption proceeds and reduction of the Visa litigation accrual resulted in a gain of $34.1 million, net of tax, or $0.10 per diluted share. Synovus currently holds 1.4 million Visa class B shares which are subject to certain restrictions on sale and have a carrying value of zero.
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
Allowance for Loan Losses
Notes 1 and 6 to the consolidated financial statements in Synovus’ 2007 annual report contain a discussion of the allowance for loan losses. The allowance for loan losses at June 30, 2008 was $417.8 million.
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
Each loan is assigned a risk rating during the approval process. This process begins with a rating recommendation from the loan officer responsible for originating the loan. The rating recommendation is subject to approvals from other members of management and/or loan committees depending on the size and type of credit. Ratings are re-evaluated on a quarterly basis. Additionally, an independent holding company credit review function evaluates each bank’s risk rating process at least every twelve to eighteen months.
Impaired Loans
Management considers a loan to be impaired when the ultimate collectibility of all amounts due according to the contractual terms of the loan agreement are in doubt. A majority of our impaired loans are collateral-dependent. The net carrying amount of collateral-dependent impaired loans is equal to the lower of the loans principal balance or the fair value of the collateral (less estimated costs to sell) not only at the date at which impairment is initially recognized, but also at each subsequent reporting period. Accordingly, our policy requires that we update the fair value of the collateral securing collateral-dependent impaired loans each calendar quarter. Impaired loans, not including impaired loans held for sale, had a net carrying value of $479.3 million at June 30, 2008. Most of these loans are secured by real estate, with the majority classified as collateral-dependent loans. The fair value of the real estate securing these loans is generally determined based upon appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals.
Estimated losses on collateral-dependent impaired loans are typically charged-off. At June 30, 2008, $424.5 million, or 67.8%, of non-performing loans consisted of collateral-dependent impaired loans for which there is no allowance for loan losses as the estimated losses have been charged-off. These loans are recorded at the estimated fair value of the underlying collateral net of selling costs. However, if a collateral-dependent loan is placed on impaired status at or near the end of a calendar quarter, management records an allowance for loan losses based on the loan’s risk rating while an appraisal is being obtained. At June 30, 2008, Synovus had $54.8 million in collateral-dependent impaired loans with a recorded allocated allowance for loan losses of $10.4 million, or 19.0% of the principal balance. The estimated losses on these loans will be recorded as a charge-off during the third quarter of 2008 after the receipt of a current appraisal or fair value estimate based on current market conditions, including absorption rates. Management does not expect a material difference between the current allocated allowance on these loans and the actual charge-off.

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
Income Taxes
Note 17 to the consolidated financial statements in Synovus’ 2007 Annual Report contains a discussion of income taxes. The calculation of Synovus’ income tax provision is complex and requires the use of estimates and judgments in its determination. As part of Synovus’ overall business strategy, management must consider tax laws and regulations that apply to the specific facts and circumstances under consideration. This analysis includes the amount and timing of the realization of income tax liabilities or benefits. Management closely monitors tax developments on both the state and federal level in order to evaluate the effect they may have on Synovus’ overall tax position. At June 30, 2008, Synovus concluded that it did not need a valuation allowance for its deferred income tax assets and had a net accrual of $6.4 million for unrecognized tax benefits.
Asset Impairment

Goodwill
Under SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142) goodwill is required to be tested for impairment annually, or more frequently if events or circumstances indicate that there may be impairment. The combination of the income approach utilizing the discounted cash flow (DCF) method, the public company comparables approach, utilizing multiples of tangible book value, and the transaction approach, utilizing readily available market valuation multiples for closed transactions, is used to estimate the fair value of the reporting unit.
Impairment is tested at the reporting unit (sub-segment) level involving two steps. Step 1 compares the fair value of the reporting unit to its carrying value. If the fair value is greater than carrying value, there is no indication of impairment. Step 2 is performed when the fair value determined in Step 1 is less than the carrying value. Step 2 involves a process similar to business combination accounting where fair values are assigned to all assets, liabilities, and intangibles. The result of Step 2 is the implied fair value of goodwill. If the Step 2 implied value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference. The total of all reporting unit fair values is compared for reasonableness to Synovus’ market capitalization plus a control premium.
Goodwill at June 30, 2008 and December 31, 2007 was $492.1 million and $519.1 million, respectively. During the three months ended June 30, 2008, Synovus conducted its annual goodwill impairment evaluation. As a result of this evaluation, Synovus recognized a non-cash charge for impairment of goodwill of $27.0 million (pre-tax and after-tax) on one of its reporting units. The change has been recorded as a component of non-interest expense. The goodwill impairment charge was primarily related to a decrease in valuation based on market trading and transaction multiples.
The goodwill impairment charge is preliminary and is subject to the finalization of the Step 2 calculation; however, based on preliminary Step 2 results, Synovus does not expect a significant change in the impairment charge.
An extended period of future significant deterioration in credit and financial markets could result in additional impairment of Synovus’ goodwill.
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
Discontinued Operations
Refer to Note 9 to the consolidated financial statements (unaudited) as of and for the three and six months ended June 30, 2008 for a discussion of discontinued operations.
Balance Sheet
During the first six months of 2008, total assets increased $1.21 billion. The more significant increases consisted of loans, net of unearned income, up $947.3 million and investment securities available for sale up $147.4 million.
The balance sheet growth during the first six months of 2008 was funded through an increase in brokered deposits of $834.8 million, core deposits of $233.8 million, and Federal Home Loan Bank advances (a component of long-term debt) of $232.3 million.

Adoption of SFAS Nos. 157 and 159
SFAS No. 157 establishes a framework for measuring fair value in accordance with U.S. GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 159 permits entities to make an irrevocable election, at specified election dates, to measure eligible financial instruments and certain other items at fair value. Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Fair value is used on a non-recurring basis for collateral-dependent impaired loans. Examples of recurring use of fair value include trading account assets, mortgage loans held for sale, investment securities available for sale, private equity investments, derivative instruments, and trading account liabilities. The extent to which fair value is used on a recurring basis was expanded upon the adoption of SFAS No. 159 during the first quarter, effective on January 1, 2008. At June 30, 2008, approximately $4.67 billion, or 13.7%, of total assets were recorded at fair value, which includes items measured on a recurring and non-recurring basis.
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
The following table summarizes the assets accounted for at fair value on a recurring basis by level within the valuation hierarchy at June 30, 2008.

	June 30, 2008
			Investment
	Trading	Mortgage	securities
	account	loans held	available for	Private equity
(dollars in millions)	assets	for sale	sale	investments	Derivative assets	Total
Level 1	4%	—	—	—	6	—%
Level 2	96	100	96	—	94	95
Level 3	—	—	4	100	—	5

Total	100%	100%	100%	100%	100%	100%

Total assets held at fair value on the balance sheet	$20.2	$185.2	$3,814.4	$65.0	$109.2	$4,194.1

Level 3 assets as a percentage of total assets measured at fair value						4.77%

The following table summarizes the liabilities accounted for at fair value on a recurring basis by level within the valuation hierarchy at June 30, 2008.

	June 30, 2008
	Brokered
	certificates of	Trading account	Derivative
(dollars in millions)	deposit	liabilities	liabilities	Total
Level 1	—%	—	10	4%
Level 2	100	100	90	96
Level 3	—	—	—	—

Total	100%	100%	100%	100%

Total liabilities held at fair value on the balance sheet	$90.7	$10.6	$66.1	$167.4

Level 3 liabilities as a percentage of total liabilities measured at fair value				—%
In estimating the fair values for investment securities and most derivative financial instruments, independent, third-party market prices are the best evidence of exit price and, where available, Synovus bases estimates on such prices. If such third-party market prices are not available on the exact securities that Synovus owns, fair values are based on the market prices of similar instruments, third-party broker quotes, or are estimated using industry-standard or proprietary models whose inputs may be unobservable. When market observable data is not available, the valuation of financial instruments becomes more subjective and involves substantial judgment. The need to use unobservable inputs generally results from the lack of market liquidity for certain types of loans and securities, which results in diminished observability of both actual trades and assumptions that would otherwise be available to value these instruments. When fair values are estimated based on internal models, relevant market indices that correlate to the underlying collateral are considered, along with assumptions such as interest rates, prepayment speeds, default rates, and discount rates.
The valuation for mortgage loans held for sale (MLHFS) is based upon forward settlement of a pool of loans of identical coupon, maturity, product, and credit attributes. The model is continuously updated with available market and historical data. The valuation methodology of nonpublic private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. Private equity investments are valued initially based upon transaction price. Thereafter, Synovus uses information provided by the fund managers in the initial determination of estimated fair value. Valuation factors such as recent or proposed purchase or sale of debt or equity of the issuer, pricing by other dealers in similar securities, size of position held, liquidity of the market and changes in economic conditions affecting the issuer are used in the final determination of estimated fair value.
Valuation methodologies are reviewed each quarter to ensure that fair value estimates are appropriate. Any changes to the valuation methodologies are reviewed by management to confirm the changes are justified. As markets and products develop and the pricing for certain products becomes more or less transparent, Synovus continues to refine its valuation methodologies. For a detailed discussion of valuation methodologies, refer to Note 6 to the consolidated financial statements (unaudited) as of and for the three and six months ended June 30, 2008.

Trading Account Assets
The trading account assets portfolio, which had a balance of $20.2 million at June 30, 2008, is substantially comprised of mortgage-backed securities which are bought and held principally for sale and delivery to correspondent and retail customers of Synovus. Trading account assets are reported on the consolidated balance sheets at fair value, with unrealized gains and losses included in other operating income on the consolidated statements of income. Synovus recognized a net loss on trading account assets of $239 thousand for the three months ended June 30, 2008 and a net gain of $519 thousand for the six months ended June 30, 2008, as compared to a net gain of $563 thousand and $801 thousand, respectively, for the same periods in the prior year.
Impaired Loans Held for Sale
Loans or pools of loans are transferred to the impaired loans held for sale portfolio when the intent to hold the loans has changed due to portfolio management or risk mitigation strategies and when there is a plan to sell the loans within a reasonable period of time. The value of the loans or pools of loans is primarily determined by analyzing the underlying collateral of the loan and the external market prices of similar assets. At the time of transfer, if the fair value is less than the cost, the difference attributable to declines in credit quality is recorded as a charge-off against the allowance for loan losses. Decreases in fair value subsequent to the transfer as well as losses from sale of these loans are recognized as a component of non-interest expense. During the three months ended March 31, 2008, Synovus transferred loans totaling $63.3 million to the impaired loans held for sale portfolio. At the time of the transfer, Synovus recognized a $21.0 million charge-off on these loans, which resulted in a new cost basis of $42.3 million at March 31, 2008. During the three months ended June 30, 2008, Synovus recognized a loss of $4.7 million from the sale of impaired loans held for sale and recognized additional write-downs of $5.4 million on the loans remaining in the portfolio. The $5.4 million write-down was based upon the estimated sales proceeds from a pending liquidation sale.
Other Real Estate
Other real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of non-interest expense.
The carrying value of other real estate was $197.3 million and $101.5 million at June 30, 2008 and December 31, 2007, respectively. During the six and three months ended June 30, 2008, approximately $169.8 million of loans and $1.5 million of impaired loans held for sale were foreclosed and transferred to other real estate. The increased in other real estate is the result of negative migration in credit quality, the declining value of real estate in certain parts of Florida and the excess supply of residential real estate in the Atlanta area. During the six and three months ended June 30, 2008, Synovus recognized other real estate costs of $21.4 million and $13.5 million, respectively. These costs primarily relate to losses from the liquidation of other real estate through bulk sales and auctions as well as further write-downs due to declines in fair value subsequent to the date of foreclosure and, to a lesser degree, carrying costs associated with other real estate.

Loans
The following table compares the composition of the loan portfolio at June 30, 2008, December 31, 2007, and June 30, 2007.

	Total Loans		Total Loans
			June 30,		June 30,
			2008 vs.		2008 vs.
			Dec. 31,		June 30,
(Dollars in thousands)	June 30,	Dec. 31,	2007	June 30,	2007
Loan Type	2008	2007	% change(1)	2007	% change
Multi-family	$527,881	$452,163	33.7%	$489,453	7.9%
Hotels	756,492	614,979	46.3	581,376	30.1
Office buildings	966,171	953,093	2.8	856,999	12.7
Shopping centers	965,130	834,025	31.6	712,210	35.5
Commercial development	909,965	961,271	(10.7)	919,965	(1.1)
Other investment property	873,902	714,296	44.9	687,683	27.1

Total Investment Properties	4,999,541	4,529,827	20.9	4,247,686	17.7

1-4 family construction	1,971,819	2,238,925	(24.0)	2,382,147	(17.2)
1-4 family perm /mini-perm	1,350,463	1,273,843	12.1	1,167,658	15.7
Residential development	2,227,709	2,311,459	(7.3)	2,297,807	(3.1)

Total 1-4 Family Properties	5,549,991	5,824,227	(9.5)	5,847,612	(5.1)

Land Acquisition	1,569,618	1,545,933	3.1	1,430,431	9.7

Total Commercial Real Estate (2)	12,119,150	11,899,987	3.7	11,525,729	5.1

Commercial, financial, and agricultural	6,788,276	6,420,689	11.5	6,240,987	8.8
Owner-occupied	4,367,743	4,226,707	6.7	4,095,800	6.6

Total Commercial and Industrial	11,156,019	10,647,396	9.6	10,336,787	7.9

Home equity	1,632,551	1,543,701	11.6	1,417,681	15.2
Consumer mortgages	1,723,689	1,667,924	6.7	1,544,932	11.6
Credit card	299,850	291,149	6.0	280,805	6.8
Other retail loans	555,507	494,591	24.8	483,820	14.8

Total Retail	4,211,597	3,997,365	10.8	3,727,238	13.0

Unearned Income	(40,875)	(46,163)	(23.0)	(48,012)	(14.9)

Total	$27,445,891	$26,498,585	7.2%	$25,541,742	7.5%

(1)	Percentage changes are annualized.

(2)	Commercial real estate represents 44.2%, 44.9% and 45.1% of total loans at June 30, 2008, December 31, 2007 and June 30, 2007, respectively.

At June 30, 2008, loans outstanding were $27.45 billion, an increase of $1.90 billion, or 7.5%, compared to June 30, 2007. On a sequential quarter basis, total loans outstanding grew by $328.4 million or 4.9% annualized.
At June 30, 2008, Synovus had 48 loan relationships with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at June 30, 2008 was approximately $53 million.
Total loans as of June 30, 2008 for the five southeastern state areas in which Synovus’ banks are located are summarized in the following table:

			Dec. 31,	June 30,
	June 30, 2008		2007	2007
		As a % of	As a % of	As a % of
		Total Loan	Total Loan	Total Loan
(Dollars in thousands)	Total Loans	Portfolio	Portfolio	Portfolio
Georgia (1)	$14,543,534	53.0%	52.5	52.6

Atlanta	5,427,321	19.8%	19.9	19.6
Florida (1)	3,593,893	13.1%	13.6	14.0
West Coast of Florida	2,847,694	10.4%	10.8	11.2
South Carolina	4,123,435	15.0%	15.0	14.9
Tennessee	1,287,412	4.7%	4.8	4.5
Alabama	3,897,617	14.2%	14.1	14.0

Total	$27,445,891	100.0%	100.0	100.0

(1)	Loans in Georgia and Florida collectively represent 66.1% of our loan portfolio as of June 30, 2008.
At June 30, 2008, total loans in the Atlanta market were $5.43 billion, or 19.8% of the total loan portfolio, and increased $425.9 million, or 8.5%, compared to the same period in the prior year. The Atlanta market includes commercial real estate (CRE) loans of $3.10 billion (which includes $1.55 billion in 1-4 family properties) and commercial and industrial (C&I) loans of $1.91 billion at June 30, 2008. Compared to June 30, 2007, CRE loans and C&I loans in the Atlanta market increased by $122.8 million, or 4.1%, and $266.0 million, or 16.1%, respectively. On a sequential quarter basis, Atlanta market loans grew at an annualized rate of 1.8%, CRE loan growth declined at an annualized rate of 4.2%, and C&I loans grew at an annualized rate of 8.2%.
Total loans in the West Coast of Florida market were $2.85 billion, or 10.4% of the total loan portfolio at June 30, 2008, and decreased $1.8 million, or 0.06% compared to the same period in the prior year. The West Coast of Florida market includes CRE loans of $1.35 billion (which includes $496.1 million in 1-4 family properties) and C&I loans of $1.16 billion at June 30, 2008. Compared to June 30, 2007, CRE loans in the West Coast of Florida market decreased by $136.8 million, or 9.2%, and C&I loans increased by $101.3 million, or 9.6%. On a sequential quarter basis, loans within the West Coast of Florida market remained relatively flat, declining at an annualized rate of 0.5%, CRE loans declined at an annualized rate of 3.7%, and C&I loans grew at an annualized rate of 0.6%.

Loans for investment property grew by $469.7 million, or 20.9% annualized, from December 31, 2007, and increased $751.9 million, or 17.7%, compared to June 30, 2007. The primary loan types which contributed to the growth within the investment property portfolio compared to December 31, 2007 were the hotels, office buildings, and other investment property (primarily leased warehouses) categories. The growth in the investment property portfolio during the first six months of 2008 is primarily due to advances on existing commitments. In addition, the continued impact of a lack of exit capabilities in the market place with commercial mortgage-backed securities (CMBS) has increased the duration of the investment property portfolio.
Commercial loans for 1-4 family properties at June 30, 2008 were $5.55 billion, down 9.5% annualized from December 31, 2007 and accounted for 20.2% of total loans outstanding as of June 30, 2008. The following table shows the composition of the 1-4 family portfolio as of June 30, 2008:

	June 30, 2008
		% of Total		% of Total
	1-4 Family	1-4 Family	1-4 Family	1-4 Family
(Dollars in thousands)	Portfolio	Portfolio	NPL	NPL
Georgia	$3,222,457	58.0%	$290,791	71.2%

Atlanta	1,553,137	28.0%	233,929	57.4%
Florida	648,510	11.7%	70,319	17.3%
West Coast of Florida	496,121	8.9%	66,629	16.3%
South Carolina	920,627	16.6%	20,998	5.2%
Tennessee	178,285	3.2%	20,259	5.0%
Alabama	580,112	10.5%	5,264	1.3%

Total	$5,549,991	100.0%	$407,631	100.0%

Retail loans at June 30, 2008 totaled $4.21 billion, representing 15.3% of the total loan portfolio. Total retail loans grew by 13.0% compared to June 30, 2007 and grew at an annualized rate of 16.2% on a sequential basis, led principally by growth in home equity and consumer mortgage loans. The home equity loan portfolio consists primarily of loans with strong credit scores, conservative debt-to-income ratios, and appropriate loan-to-value ratios. The utilization rate (total amount outstanding as a percentage of total available lines) of this portfolio was approximately 59% at June 30, 2008, compared to 57% a year ago. These loans are primarily extended to customers who have an existing banking relationship with Synovus.
Credit Quality
Non-performing assets were $830.3 million at June 30, 2008, an increase of $150.9 million compared to March 31, 2008, which included increases of $111.3 million in non-performing loans, $75.6 million in other real estate (ORE), and was partially off-set by a decrease of $35.9 million in impaired loans held for sale. The increase in non-performing assets was significantly impacted by the Atlanta market, where non-performing assets increased by $81.4 million. The Atlanta market accounted for 45.9%, or $51.0 million, of the $111.3 million increase in non-performing loans during the three months ended June 30, 2008. Total loans within the Atlanta portfolio accounted for 145 basis points of the non-performing assets ratio at June 30, 2008, and 29 basis points of the sequential quarter increase.
The non-performing assets ratio (NPA ratio — non-performing loans plus impaired loans held for sale and other real estate divided by total loans, impaired loans held for sale, and other real estate) at June 30, 2008 was 3.00% compared to 1.67% at December 31, 2007 and 0.87% at June 30, 2007. The net charge-off ratio for the three months ended June 30, 2008 was 1.04% compared to 0.25% for the same period in the prior year and 0.46% for the year ended December 31, 2007. The net charge-off ratio for the six months ended June 30, 2008 was 0.99% compared to 0.19% during the same period in the prior year.
The following table shows the NPA ratio by state as of June 30, 2008, December 31, 2007, and June 30, 2007.

	June 30,	December 31,	June 30,
	2008	2007	2007
Georgia	3.76%	1.70%	0.88%
Atlanta	7.24	3.06	1.39
Florida	4.36	4.12	1.65
West Florida	5.24	5.11	2.01
South Carolina	1.35	0.55	0.33
Tennessee	2.64	0.63	0.83
Alabama	0.77	0.71	0.61

Consolidated	3.00%	1.67%	0.87%

Net charge-offs for the three months ended June 30, 2008 were $70.7 million, an increase of $54.7 million compared to the same period a year ago. Net charge-offs for the three months ended June 30, 2008 included $22.9 million, or 33 basis points, of charge-offs from the Atlanta portfolio, and $12.0 million, or 17 basis points, of charge-offs from the West Coast of Florida portfolio. Net charge-offs for the six months ended June 30, 2008 were $134.5 million, an increase of $110.3 million compared to the same period in the prior year, and included $41.4 million, or 31 basis points, of charge-offs within the Atlanta portfolio, and $40.2 million, or 30 basis points, in charge-offs from the West Coast of Florida portfolio. The net charge-off ratio for the six months ended June 30, 2008 was 0.99% compared to 0.19% for the same period in 2007 and 0.46% for the year ended December 31, 2007.
Provision expense for the six months ended June 30, 2008 was $184.7 million, an increase of $143.9 million compared to the same period in the prior year. The Atlanta market accounted for $36.7 million of the total provision expense, while the West Coast of Florida market accounted for $46.2 million of the total provision expense for the six months ended June 30, 2008.
Total past due loans (and still accruing interest) were 1.33% of total loans at June 30, 2008 compared to 1.02% at December 31, 2007, and 0.64% at June 30, 2007. The year over year increase was primarily due to increases in the one to four family residential portfolios in the Atlanta and West Coast of Florida markets. Loans over 90 days past due and still accruing interest at June 30, 2008 were $39.6 million, or 0.14% of total loans, compared to 0.13% at December 31, 2007, and 0.09% at June 30, 2007.
The allowance for loan losses was $417.8 million, or 1.52% of net loans, at June 30, 2008 compared to $367.6 million, or 1.39% of net loans, at December 31, 2007, and $331.1 million, or 1.30% of net loans, at June 30, 2007. The allowance for loan losses to non-performing loans coverage was 66.68% at June 30, 2008, compared to 107.46% at December 31, 2007, and

183.17% at June 30, 2007. The decline in the coverage ratio is impacted by the increase in collateral-dependent impaired loans, which have no allowance for loan losses as the estimated losses on these credits have been charged-off. Therefore, a more meaningful allowance for loan losses coverage ratio is the allowance to non-performing loans (excluding collateral-dependent impaired loans for which there is no related allowance for loan losses), which was 206.82% at June 30, 2008, compared to 337.49% at December 31, 2007 and 417.79% at June 30, 2007.
During times when non-performing loans are not significant, this coverage ratio – which measures the allowance for loan losses (which is there for the entire loan portfolio) against a small non-performing loans total – appears very large. As non-performing loans increase, this ratio will decline even with significant incremental additions to the allowance.
The allowance for loan losses allocated to non-performing loans (exclusive of collateral-dependent impaired loans which have no allowance, as the estimated losses on these loans have already been recognized) is as follows:

		December 31,
(Dollars in millions)	June 30, 2008	2007	June 30, 2007
Non-performing loans, excluding collateral dependent impaired loans which have no allowance	$202.0	$108.9	$79.3

Total allocated allowance for loan losses on above loans	$41.2	$20.5	$22.9

Allocated allowance as a % of loans	20.4%	18.8%	28.9%

Collateral-dependent impaired loans which have no allowance at June 30, 2008 (because they are carried at fair value net of selling costs) totaled $424.5 million, or 67.8% of non-performing loans. Net charge-offs recognized on collateral dependent impaired loans during the three months ended June 30, 2008 were $26.5 million.
As of June 30, 2008, the carrying value of impaired loans was $479.3 million. This balance reflects approximately $63.7 million in partial charge-offs (approximately 12.0% of the original unpaid principal balance) which we have recognized on these loans since they were placed on impaired status.

The table below includes selected credit quality metrics.

(Dollars in thousands)	June 30, 2008	December 31, 2007
Non-performing loans (1)	$626,571	342,082
Impaired loans held for sale (2)	6,365	—
Other real estate	197,328	101,487

Non-performing assets	$830,264	443,569

Net charge-offs – quarter	$70,652	59,916

Net charge-offs/Avg. loans – quarter (3)	1.04%	0.91%

Net charge-offs — YTD	$134,465	117,055
Net charge-offs/Avg. loans — YTD	0.99%	0.46%

Loans over 90 days past due and still accruing	$39,614	33,663

As a % of loans	0.14%	0.13%

Total past due loans and still accruing	$365,046	270,496

As a % of loans	1.33%	1.02%

Allowance for loan losses	$417,813	367,613

Allowance for loan losses as a % of loans	1.52%	1.39%

Non-performing loans as a % of total loans	2.29%	1.29%

Non-performing assets as a % of total loans, impaired loans held for sale, and ORE	3.00%	1.67%

Allowance to non-performing loans	66.68%	107.46%

Allowance to non-performing loans, excluding impaired loans for which there is no related allowance for loan losses (4)	206.82%	337.49%

(1)	Includes $424.5 million and $233.2 million at June 30, 2008 and December 31, 2007, respectively, of loans considered to be impaired (consisting of collateral-dependent loans) for which there is no related allowance for loan losses determined in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The allowance on these loans is zero because the estimated losses on collateral-dependent impaired loans have been charged-off, at the time these loans were considered to be impaired.

(2)	Represent impaired loans that are intended to be sold. Held for sale loans are carried at lower of cost or fair value.

(3)	Ratio is annualized.

(4)	Impaired loans for which there is no related allowance for loan losses as described in note (1).
Management continuously monitors non-performing and past due loans, to mitigate further deterioration regarding the condition of these loans. Management believes non-performing loans and loans past due over 90 days and still accruing include all material loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the collectibility of amounts due according to the contractual terms of the loan agreement.
The following table shows the composition of the loan portfolio and non-performing loans (classified by loan type) as of June 30, 2008:

				% of
			Total	Total
		% of	Non-	Non-
(Dollars in thousands)		Total Loans	performing	performing
Loan Type	Total Loans	Outstanding	Loans	Loans
Multi-family	$527,881	1.9%	$1,552	0.2%
Hotels	756,492	2.8	766	0.1
Office buildings	966,171	3.5	3,119	0.5
Shopping centers	965,130	3.6	1,031	0.2
Commercial development	909,965	3.3	12,573	2.0
Other investment property	873,902	3.2	—	—

Total Investment Properties	4,999,541	18.3	19,041	3.0

1-4 family construction	1,971,819	7.2	220,194	35.1
1-4 family perm /mini-perm	1,350,463	4.9	32,661	5.2
Residential development	2,227,709	8.1	154,776	24.7

Total 1-4 Family Properties	5,549,991	20.2	407,631	65.0

Land Acquisition	1,569,618	5.7	75,623	12.1

Total Commercial Real Estate	12,119,150	44.2	502,295	80.1

Commercial, financial, and agricultural	6,788,276	24.7	70,608	11.3
Owner-occupied	4,367,743	15.9	32,345	5.2

Total Commercial and Industrial Loans	11,156,019	40.6	102,953	16.5

Home equity	1,632,551	5.9	6,771	1.1
Consumer mortgages	1,723,689	6.3	12,486	2.0
Credit card	299,850	1.1	—	—
Other retail loans	555,507	2.0	2,066	0.3

Total Retail	4,211,597	15.3	21,323	3.4
Unearned Income	(40,875)	(0.1)	—	—

Total	$27,445,891	100.0%	$626,571	100.0%

Deposits
The following table presents the composition of deposits:

		December 31,
(in thousands)	June 30, 2008	2007	June 30, 2007
Demand deposits	$3,553,342	3,472,423	3,638,434
Money market	6,784,667	7,091,885	7,264,790
NOW	3,247,978	3,362,572	3,195,501
Savings	459,888	442,824	489,467
Time deposits	7,395,175	6,837,570	6,999,593

Total core deposits	$21,441,050	21,207,274	21,587,785
Brokered money market	1,019,501	465,146	437,988
Brokered time deposits	3,567,801	3,287,396	3,275,948

Total deposits	$26,028,352	24,959,816	25,301,721

Total deposits at June 30, 2008 were $26.03 billion, an increase of $1.07 billion, or 8.6% annualized, compared to December 31, 2007, and an increase of $726.6 million, or 2.9%, compared to June 30, 2007. Total deposits excluding brokered deposits (core deposits) increased $233.8 million, or 2.2% annualized, compared to December 31, 2007, and decreased $146.7 million, or 0.7%, compared to June 30, 2007. On a year over year basis, the decline was primarily related to a decline in money market accounts, which decreased $480.1 million, or 6.6%, compared to the same period in 2007. Actions currently being taken by Synovus to address deposit growth include modifications to the incentive compensation programs to include a significant component of actual incentives paid to be based on core deposit growth. On a sequential quarter basis, core deposits increased $218.9 million, or 4.1% annualized. The majority of the growth was within time deposit and non-interest bearing demand deposit accounts. On April 1, 2008, Synovus implemented a new company-wide sales campaign, which focused on growing non-interest bearing deposit accounts in both the commercial and retail customer bases. Synovus has also developed new money market and NOW account products that were offered to commercial and retail customers during the three months ended June 30, 3008.
Capital Resources and Liquidity
Synovus has always placed great emphasis on maintaining a strong capital base and continues to exceed regulatory capital requirements. Management is committed to maintaining a capital level sufficient to assure shareholders, customers, and regulators that Synovus is financially sound, and to enable Synovus to sustain an appropriate degree of leverage to provide a desirable level of profitability. Based on internal calculations and previous regulatory exams, each of the subsidiary banks is currently in compliance with regulatory capital guidelines and is considered well capitalized.

The following table presents certain ratios used to measure Synovus’ capitalization:

(in thousands)	June 30, 2008	December 31, 2007
Total risk-based capital	$3,987,595	$3,988,171
Total risk-based capital to risk-weighted assets ratio	12.29%	12.66%
Tier 1 capital ratio	8.91%	9.11%
Leverage ratio	8.70%	8.65%
Equity to assets ratio	10.02%	10.42%
Tangible equity to tangible assets ratio (1)	8.64%	8.91%

(1)	Excludes the carrying value of goodwill and other intangible assets from shareholders’ equity and total assets.
Continued credit deterioration and the resulting increases in non-performing assets and the allowance for loan losses and a corresponding decrease in Synovus’ net interest margin may adversely impact our liquidity position and capital ratios.
Synovus’ management, operating under liquidity and funding policies approved by the Board of Directors, actively analyzes and manages the liquidity position in coordination with the subsidiary banks. Management must ensure that adequate liquidity, at a reasonable cost, is available to meet the cash flow needs of depositors, borrowers, and creditors. Management constantly monitors and maintains appropriate levels of assets and liabilities so as to provide adequate funding sources to meet estimated customer deposit withdrawals and future loan requests. Subsidiary banks have access to overnight federal funds lines with various financial institutions, which can be drawn upon for short-term liquidity needs. Subsidiary banks’ utilization of this funding source increased modestly during the second quarter.
The Parent Company requires cash for various operating needs including payment of dividends to shareholders, acquisitions, capital infusions into subsidiaries, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the subsidiary banks, which are governed by certain rules and regulations of various state and federal banking regulatory agencies. See the discussion of “Dividends Per Share” below in this report. As a short-term liquidity source, the Parent Company has access to a $25 million line of credit with an unaffiliated banking organization. There were no borrowings outstanding on this line of credit at June 30, 2008. The Parent Company has historically enjoyed a solid reputation and credit standing in the capital markets and has the ability to raise funds in the form of either short or long-term borrowings or equity issuances. Maintaining adequate credit ratings is essential to Synovus’ continued cost-effective access to these capital market funding sources. Given the weakened economy and current market conditions, there is no assurance that the Parent Company will, if it chooses to do so, be able to obtain new borrowings or issue additional equity on terms that are satisfactory. Synovus believes that the sources of liquidity discussed above are sufficient to meet its anticipated funding needs.
The consolidated statements of cash flows detail cash flows from operating, investing, and financing activities. For the six months ended June 30, 2008, operating activities provided net cash of $348.2 million, investing activities used $1.50 billion, and financing activities provided $1.15 billion, resulting in a decrease in cash and due from banks of $7.7 million.

Earning Assets, Sources of Funds, and Net Interest Income
Average total assets of continuing operations for the first six months of 2008 were $33.4 billion, an increase of 7.8% compared to the first six months of 2007. Average earning assets increased 6.6% in the first six months of 2008 compared to the same period in 2007, and represented 91.7% of average total assets. Average deposits increased $589.4 million, average federal funds purchased and other short-term liabilities increased $567.8 million, average long-term debt increased $492.2 million, and average shareholders’ equity increased $668.9 million for the six months ended June 30, 2008 as compared to the same period last year. This growth provided the funding for $1.80 billion growth in average net loans and $93.8 million growth in average investment securities (available for sale and trading securities).
Net interest income for the six months ended June 30, 2008 was $552.1 million, a decrease of $19.4 million, or 3.4%, compared to $571.4 million for the six months ended June 30, 2007. Net interest income for the three months ended June 30, 2008 was $273.4 million, a decrease of $15.1 million, or 5.2%, from $288.5 million for the three months ended June 30, 2007.
The net interest margin for the six months ended June 30, 2008 was 3.64%, down 39 basis points from 4.03% for the six months ended June 30, 2007. Compared to the six months ended June 30, 2007, earning asset yields decreased by 149 basis points. Loan yields declined by 174 basis points, primarily due to a 260 basis point decline in the average prime rate and higher levels of nonperforming loans and interest charge-offs. The decline in earning asset yields was partially offset by a 110 basis point decline in the effective cost of funds. The most significant decreases in funding costs were realized in core money markets, which declined by 189 basis points, and fed funds purchased and other short term liabilities, which declined by 232 basis points.
On a sequential quarter basis, net interest income decreased by $5.2 million, while the net interest margin decreased 14 basis points to 3.57%. The net interest margin decline included a 3 basis point decrease related to increased credit costs, which results from loans placed on non-accrual and the reversal of accrued interest on those loans at the time of their change to non-accrual status. The remainder of the decline was primarily due to lower average short-term rates and the continued very competitive deposit markets. Yields on earning assets declined by 73 basis points as loan yields decreased by 82 basis points. This decrease was driven by a 113 basis point decrease in the average prime rate and a higher level of non-performing loans and interest charge-offs. The effective cost of funds decreased by 59 basis points. This decrease was driven by a 83 basis point decrease in core money market yields and a 115 basis point decrease in the cost of federal funds purchased and other short-term liabilities.
The direction of the margin during the remainder of 2008 will be significantly influenced by deposit pricing competition, trends in credit costs, and any additional Federal Reserve Bank rate actions. Competitive deposit market conditions are not expected to moderate in the near term and could negatively impact the margin in the second half of this year.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below:

	2008		2007
	Second	First	Fourth	Third	Second
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Interest Earning Assets
Taxable investment securities	$3,556,381	3,485,370	3,496,843	3,495,017	3,420,831
Yield	5.00%	5.01	4.90	4.82	4.83
Tax-exempt investment securities	$137,606	154,408	164,587	170,211	178,183
Yield	7.34%	7.00	6.82	6.72	6.75
Trading account assets	$26,531	36,652	29,698	56,217	59,311
Yield	5.88%	6.96	7.05	7.15	6.47
Commercial loans (1)	$23,183,128	22,763,954	22,157,460	21,820,687	21,739,107
Yield	5.96%	6.79	7.69	8.13	8.20
Consumer loans	$966,111	931,644	928,942	915,847	896,267
Yield	7.53%	7.86	8.05	8.17	8.14
Mortgage loans	$1,252,275	1,241,018	1,237,962	1,152,621	1,110,754
Yield	6.54%	6.84	7.04	7.10	7.03
Credit card loans	$291,143	296,428	285,410	277,445	275,105
Yield	8.60%	9.65	10.26	10.96	10.64
Home equity loans	$1,605,601	1,557,852	1,517,510	1,444,411	1,407,005
Yield	5.31%	6.48	7.34	7.80	7.82
Allowance for loan losses	$(397,392)	(381,695)	(357,283)	(335,406)	(329,028)

Loans, net	$26,900,866	26,409,201	25,770,001	25,275,605	25,099,210
Yield	6.12%	6.94	7.79	8.21	8.26
Mortgage loans held for sale	$157,049	121,806	108,044	176,448	163,364
Yield	5.86%	5.57	6.12	6.91	6.18
Federal funds sold and other short-term investments	$201,081	128,381	110,745	85,094	131,029
Yield	1.83%	3.41	4.63	5.76	5.37

Total Interest Earning Assets	$30,979,514	30,335,818	29,679,918	29,258,592	29,051,928
Yield	5.96%	6.69	7.42	7.78	7.81

Interest Bearing Liabilities
Interest bearing demand deposits	$3,154,884	3,200,650	3,200,408	3,047,279	3,141,899
Rate	1.10%	1.56	1.99	2.24	2.28
Money market accounts	$6,826,724	7,017,644	7,502,063	7,421,900	7,217,265
Rate	2.15%	2.98	3.92	4.40	4.46
Savings deposits	$461,970	448,581	454,204	479,479	497,422
Rate	0.25%	0.28	0.35	0.48	0.57
Time deposits under $100,000	$2,814,714	2,777,764	2,790,869	2,917,089	3,020,881
Rate	3.97%	4.44	4.69	4.81	4.85
Time deposits over $100,000 (less brokered time deposits)	$4,316,454	4,171,716	4,006,350	4,029,091	4,118,221
Rate	4.09%	4.69	4.98	5.12	5.19

Total interest bearing core deposits	$17,574,746	17,616,355	17,953,894	17,894,838	17,995,688
Rate	2.68%	3.29	3.84	4.16	4.20
Brokered money market accounts	$1,082,805	854,385	467,346	476,377	426,988
Rate	2.54%	3.50	4.89	5.34	5.45
Brokered time deposits	$3,495,947	3,300,677	2,941,592	3,188,310	3,175,161
Rate	3.64%	4.35	4.98	5.19	5.05

Total interest bearing deposits	$22,153,498	21,771,417	21,362,832	21,559,525	21,597,837
Rate	2.82%	3.46	4.02	4.33	4.35
Federal funds purchased and other short-term liabilities	$2,302,986	2,253,640	2,472,339	1,930,598	1,720,535
Rate	2.03%	3.18	4.37	4.84	4.96
Long-term debt	$2,048,213	1,930,412	1,819,198	1,660,788	1,552,310
Rate	3.44%	4.21	5.08	5.32	5.18

Total Interest Bearing Liabilities	$26,504,697	25,955,469	25,654,369	25,150,911	24,870,682
Rate	2.80%	3.48	4.12	4.43	4.44

Non-interest bearing demand deposits	$3,448,794	3,338,106	3,422,684	3,405,622	3,428,246

Net Interest Margin	3.57%	3.71	3.86	3.97	4.00

(1)	Impaired loans held for sale are included in commercial loans.

Yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the six months ended June 30, 2008 and 2007 are presented below:

	Six Months Ended June 30,
(dollars in thousands)	2008	2007

Interest Earning Assets
Taxable Investment Securities	$3,520,875	3,361,314
Yield	4.99%	4.78
Tax-Exempt Investment Securities	$146,007	181,579
Yield	7.16%	6.78
Trading Account Assets	$31,592	61,744
Yield	6.40%	6.01
Commercial Loans	$22,973,543	21,492,384
Yield	6.37%	8.22
Consumer Loans	$948,878	912,173
Yield	7.69%	8.07
Mortgage Loans	$1,246,646	1,096,337
Yield	6.69%	7.01
Credit Card Loans	$293,785	272,787
Yield	9.14%	10.90
Home Equity Loans	$1,581,726	1,396,069
Yield	5.89%	7.76
Allowance for Loan Losses	$(389,544)	(323,533)

Loans, Net	$26,655,034	24,846,217
Yield	6.53%	8.27
Mortgage Loans Held for Sale	$139,427	161,931
Yield	5.75%	6.13
Federal funds Sold and Other Short-Term Investments	$164,731	139,397
Yield	2.40%	5.42

Total Interest Earning Assets	$30,657,666	28,752,182
Yield	6.32%	7.81

Interest Bearing Liabilities
Interest Bearing Demand Deposits	$3,177,767	3,127,793
Rate	1.33%	2.29
Money Market Accounts	$6,922,184	7,098,269
Rate	2.57%	4.46
Savings Deposits	$455,276	500,170
Rate	0.27%	0.62
Time Deposits under $100,000	$2,796,239	3,029,301
Rate	4.20%	4.82
Time Deposits over $100,000 (less brokered time deposits)	$4,244,085	4,109,892
Rate	4.38%	5.17

Total Interest Bearing Core Deposits	$17,595,551	17,865,425
Rate	2.98%	4.20
Brokered Money Market Accounts	$968,595	392,970
Rate	2.97%	5.46
Brokered Time Deposits	$3,398,312	3,103,376
Rate	3.98%	5.06

Total Interest Bearing Deposits	$21,962,458	21,361,771
Rate	3.01%	4.25
Federal funds Purchased and Other Short-Term Liabilities	$2,278,313	1,710,475
Rate	2.56%	4.88
Long-Term Debt	$1,989,312	1,497,083
Rate	3.75%	5.08

Total Interest Bearing Liabilities	$26,230,083	24,569,329
Rate	3.14%	4.43

Non-Interest Bearing Demand Deposits	$3,393,450	3,404,781

Net Interest Margin	3.64%	4.03

The following table summarizes the components of net interest income for the six and three months ended June 30, 2008 and 2007, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Interest income	$962,020	1,112,391	458,140	564,492
Taxable-equivalent adjustment	2,311	2,629	1,134	1,285

Interest income,
Taxable-equivalent	964,331	1,115,020	459,274	565,777
Interest expense	409,950	540,967	184,719	276,017

Net interest income,
Taxable-equivalent	$554,381	574,053	274,555	289,760

Non-Interest Income
The following table summarizes non-interest income for the six and three months ended June 30, 2008 and 2007.

	Six months ended		Three months ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Service charges on deposit accounts	$54,461	54,420	26,070	28,050
Fiduciary and asset management fees	25,519	25,129	12,898	12,657
Brokerage and investment banking revenue	17,693	15,259	9,206	7,809
Mortgage banking income	13,847	14,920	5,686	7,695
Bankcard fees	26,417	23,447	14,198	11,567
Net gains on sales of available for sale investment securities	—	705	—	258
Other fee income	21,266	19,838	10,081	10,411
Other operating income	33,744	30,116	13,373	17,883
Proceeds from sale of MasterCard shares	16,186	—	16,186	—
Proceeds from redemption of Visa shares	38,542	—	—	—

Total non-interest income	$247,675	183,834	107,698	96,330

Total non-interest income for the six months ended June 30, 2008 was $247.7 million, up 34.7%, from the same period in 2007. Excluding the $38.5 million gain on redemption of Visa shares, total non-interest income increased $25.3 million, or 13.8%, compared to same period a year ago. Total non-interest income for the three months ended June 30, 2008 was $107.7 million, up 11.8% compared to the same period in 2007.
Service charges on deposit accounts, the single largest component of fee income, were $54.5 million and $26.1 million, respectively, for the six and three months ended June 30, 2008, up 0.1% and down 7.1% from the same periods in 2007, respectively. Service charges on deposit accounts consist of non-sufficient funds (NSF) fees (which represent 63.4% and 60.2% of the total for the six and three months ended June 30, 2008), account analysis fees, and all other service charges.
NSF fees for the six and three months ended June 30, 2008 were $34.5 million and $15.7 million, down $3.1 million, or 8.4%, and $3.8 million, or 19.7% compared to the same periods in 2007. Account analysis fees were $11.5 million and $6.1 million for the six and three months ended June 30, 2008, respectively, and increased by $4.3 million, or 59.1%, and $2.4 million, or 66.5%, compared to the same periods in the prior year. The increase in account analysis fees was primarily due to lower earnings credits on commercial demand deposit accounts. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $8.5 million and $4.2 million for the six and three months ended June 30, 2008, respectively, down $1.1 million, or 11.4%, and $579 thousand, or 12.0%, compared to the same periods in 2007. The decline in all other service charges for the six and three months ended June 30, 2008 was largely due to a continued market emphasis of checking accounts with no monthly service charge and a decline on fees for check orders.
Financial management services revenues (which primarily consist of fiduciary and asset management fees, brokerage and investment banking revenue, and customer interest rate swap revenue which is included in other fee income) increased 13.1% to $51.9 million for the six months ended June 30, 2008, and increased 8.8% to $26.1 million for the three months ended June 30, 2008, as compared to the same periods in 2007. The financial management services revenue growth was led by increases in fees from customer interest rate swaps and brokerage and investment banking revenues.
Mortgage banking income decreased $1.1 million, or 7.2%, for the six months ended June 30, 2008, and decreased $2.0 million, or 26.1%, for the three months ended June 30, 2008 as compared to the same periods in 2007. The decline was primarily related to the decline in mortgage production, which declined $107.9 million, or 13.7% and $61.3 million, or 15.2%, for the six and three months ended June 30, 2008 compared to the same periods in the prior year. The results for the six months ended June 30, 2008 also included a $1.2 million increase in revenues due to the adoption of the SEC’s Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.”
Other operating income increased $3.6 million, or 12.0%, and decreased $4.5 million, or 25.2%, for the six and three months ended June 30, 2008, as compared to the same periods in 2007, respectively. This increase included a $4.9 million gain in 2008 on increase in the fair value of private equity investments.
During the three months ended June 30, 2008, MasterCard conducted a conversion and sale program permitting the sale of a limited number of Class B shares, which are otherwise subject to restrictions on sale until 2010. Synovus recognized a gain of $16.2 million on the sale of a portion of its shares under the conversion and sale program.
Synovus recognized a pre-tax gain of $38.5 million on redemption of a portion of its membership interest in Visa, Inc. as a result of Visa’s initial public offering (the Visa IPO). The gain from the proceeds of the Visa IPO is reflected as a component of non-interest income for the six months ended June 30, 2008. For further discussion of Visa, see section titled “Non-Interest Expense” below.

Non-Interest Expense
The following table summarizes non-interest expense for the six and three months ended June 30, 2008 and 2007.

	Six months ended		Three months ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Salaries and other personnel expense	$232,614	229,749	110,483	115,822
Net occupancy and equipment expense	61,340	54,860	31,130	27,572
FDIC insurance and other regulatory fees	12,250	4,698	6,172	2,315
Impaired loans held for sale and other real estate costs	31,502	1,150	23,621	577
Goodwill impairment	27,000	—	27,000	—
Professional fees	16,697	10,245	11,756	4,743
Other operating expenses	103,365	91,755	55,802	46,631
Visa litigation expense	(17,430)	—	—	—

Total non-interest expense	$467,338	392,457	265,964	197,660

Non-interest expense increased by 19.1% and 34.6% for the six and three months ended June 30, 2008, compared to the same periods in the prior year. Excluding the reduction in the Visa litigation accrual and the charge for impairment of goodwill, non-interest expense increased by 16.6% and 20.9% for the six and three months ended June 30, 2008, respectively.
For the six and three months ended June 30, 2008, salaries and other personnel expenses increased by $2.9 million, or 1.2%, and decreased $5.3 million, or 4.6%, compared to the same periods in the prior year. The 2008 amounts reflect a reduction in accruals for performance-based pay. Total employees at June 30, 2008 were 7,275, down 56 compared to March 31, 2008, and down 26 compared to the prior year.
Net occupancy and equipment expense increased $6.5 million, or 11.8%, and $3.6 million, or 12.9%, for the six and three months ended June 30, 2008 compared to the same periods in the prior year. The increase in occupancy and equipment expenses for the six months ended June 30, 2008 include approximately $2.0 million in costs associated with the addition of new branch locations.
During 2007, the FDIC reinstituted the FDIC insurance assessment. In conjunction with the reinstituted assessment, the FDIC granted credits, which were fully utilized by early 2008. The increase in FDIC insurance and regulatory fees is substantially the result of expense recognized in 2008, following full recognition of credits, associated with the FDIC insurance assessment.
The increase in professional fees for both the six and three months ended June 30, 2008 include legal fees paid in connection with the FDIC investigation, which is discussed in Part II – Item 1: Legal Proceedings, and professional fees associated with Project Optimus, Synovus’ initiative to identify opportunities to increase revenues and reduce costs.
The increase in other operating expenses for the six and three months ended June 30, 2008 reflects the $2.4 million civil money penalty, discussed in Part II – Item 1: Legal Proceedings, and a $4.1 million provision for unfunded commitments. Synovus has historically assessed the loss exposure associated with unfunded loan commitments and letters of credit at each financial statement date. Previous assessments have resulted in inconsequential estimated loss exposure amounts. The negative credit migration that occurred during the second quarter of 2008 in certain credits resulted in an estimated loss exposure of $4.1 million.
During the second half of 2007, Synovus recognized litigation expenses of $36.8 million associated with indemnification obligations arising from Synovus’ ownership interest in Visa. During the six months ended June 30, 2008, Synovus reversed $17.4 million of the accrued litigation expense it recognized in the second half of 2007 as its proportionate share of the $3.0 billion escrow fund established by Visa to settle covered litigation out of the Visa IPO proceeds. For further discussion of Visa, see section titled “Non-Interest Income” above.
Income Tax Expense
Income tax expense was $53.0 million and $9.3 million based on income from continuing operations of $146.0 million and $21.4 million for the six and three months ended June 30, 2008. The effective income tax rate, which was impacted by non-deductible impairment of goodwill, was 36.3% for the six months ended June 30, 2008.
In the normal course of business, Synovus is subject to examinations from various tax authorities. These examinations may alter the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. The total liability for uncertain tax positions under FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” is $6.4 million and $6.9 million at June 30, 2008 and 2007, respectively. Synovus is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, Synovus does not expect a significant payment related to these obligations within the next year.
Synovus continually monitors and evaluates the potential impact of current events and circumstances on the estimates and assumptions used in the analysis of its income tax positions, and, accordingly, Synovus’ effective tax rate may fluctuate in the future.
Dividends per Share
As a result of the TSYS spin-off, Synovus adjusted its cash dividend so that Synovus shareholders who retained their TSYS shares would initially receive, in the aggregate, the same cash dividends per share that were paid before the spin-off. As a result, Synovus adjusted its cash dividend per share for the six and three months ended June 30, 2008 to $0.3400 and $0.1700, respectively. Prior to the TSYS spin-off, Synovus paid a cash dividend for the six and three months ended June 30, 2007 of $0.4100 and $0.2050, respectively. The dividend payout ratio for the six months ended June 30, 2008 was 121.1%, as compared to 43.7% for the same period in 2007.
Management closely monitors trends and developments in credit quality, liquidity, financial markets and other economic trends, as well as regulatory requirements, all of which impact Synovus’ capital position, and will periodically review the dividend payout ratio to determine whether the payout ratio is appropriate in light of these factors.

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
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” SFAS No. 160 requires non-controlling interests to be treated as a separate component of equity, not as a liability or other item outside of equity. Disclosure requirements include net income and comprehensive income to be displayed for both the controlling and noncontrolling interests and a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interests. The provisions for this statement are effective for fiscal years beginning after December 31, 2008. This statement should be applied prospectively except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. Synovus does not expect the impact of SFAS No. 160 on its financial position, results of operations or cash flows to be material.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Disclosure requirements include qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains/losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions for this statement are effective for fiscal years beginning after December 31, 2009. The impact to Synovus will be additional disclosure in SEC filings.

ITEM 3 — QUANTITATIVE AND
QUALITATIVE DISCLOSURES ABOUT
MARKET RISK
Interest rate risk is the primary market risk to which Synovus is potentially exposed. As of the end of the second quarter, the interest rate risk position of Synovus has changed modestly as compared to December 31, 2007. A further decline in short-term interest rates would be expected to have a modest negative impact on net interest income as implied rate floors are reached on lower cost core deposits. An expected increase in fixed rate asset prepayments would also negatively impact net interest income. This impact has been moderated somewhat by a significant amount of variable rate loans reaching a floor rate and effectively becoming fixed rate loans in a declining rate environment. A rising rate environment would be expected to have a moderately positive impact on net interest income. A rising rate environment would positively impact overall loan yields, as loan growth has been more concentrated in variable rate loans this year. Deposit rate repricing would be expected to lag somewhat in a rising rate environment and have a favorable impact on net interest income.
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
Synovus models its baseline net interest income forecast assuming an unchanged or flat interest rate environment. Synovus has modeled the impact of a gradual increase and decrease in short-term rates of 100 basis points to determine the sensitivity of net interest income for the next twelve months. The following table represents the estimated sensitivity of net interest income to these gradual changes in short term interest rates at June 30, 2008, with comparable information for December 31, 2007.

	Estimated % Change in Net Interest Income
Change in Short-Term	as Compared to Unchanged Rates
Interest Rates	(for the next twelve months)
(in basis points)	June 30, 2008	December 31, 2007
+ 100	1.2%	(0.1)%
- 100	(2.2)%	(1.5)%

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

PART II – OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
Synovus and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of its business. In the ordinary course of business, Synovus and its subsidiaries are also subject to regulatory examinations, information gathering requests, inquiries and investigations. Synovus establishes accruals for litigation and regulatory matters when those matters present loss contingencies that Synovus determines to be both probable and reasonably estimable. Based on current knowledge, advice of counsel and available insurance coverage, management does not believe that the eventual outcome of pending litigation and/or regulatory matters, including the regulatory matter described below, will have a material adverse effect on Synovus’ consolidated financial condition, results of operations or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to Synovus’ results of operations for any particular period.
As previously disclosed, the FDIC conducted an investigation of the policies, practices and procedures used by Columbus Bank and Trust Company (CB&T), a wholly owned banking subsidiary of Synovus Financial Corp. (Synovus), in connection with the credit card programs offered pursuant to its Affinity Agreement with CompuCredit Corporation (CompuCredit). CB&T issues credit cards that are marketed and serviced by CompuCredit pursuant to the Affinity Agreement. A provision of the Affinity Agreement generally requires CompuCredit to indemnify CB&T for losses incurred as a result of the failure of credit card programs offered pursuant to the Affinity Agreement to comply with applicable law. Synovus is subject to a per event 10% share of any such loss, but Synovus’ 10% payment obligation is limited to a cumulative total of $2 million for all losses incurred.
On June 9, 2008, the FDIC and CB&T entered into a settlement related to this investigation. CB&T did not admit or deny any alleged violations of law or regulations or any unsafe and unsound banking practices in connection with the settlement. As a part of the settlement, CB&T and the FDIC entered into a Cease and Desist Order and Order to Pay whereby CB&T agreed to: (1) pay a civil money penalty in the amount of $2.4 million; (2) institute certain changes to CB&T’s policies, practices and procedures in connection with credit card programs; (3) continue to implement its compliance plan to maintain a sound risk-based compliance management system and to modify them, if necessary, to comply with the Order; and (4) maintain its previously established Director Compliance Committee to oversee compliance with the Order. CB&T has paid the civil money penalty, and that payment is not subject to the indemnification provisions of the Affinity Agreement described above.
CB&T and the FDIC also entered into an Order for Restitution pursuant to which CB&T agreed to establish and maintain an account in the amount of $7.5 million to ensure the availability of restitution with respect to categories of consumers, specified by the FDIC, who activated Aspire credit card accounts issued pursuant to the Affinity Agreement on or before May 31, 2005. The FDIC may require the account to be applied under the following circumstances: (1) if CompuCredit is required by an order or other agreement with the FDIC or the Federal Trade Commission (FTC), including an order or agreement issued or made pursuant to a settlement arrangement, to pay restitution to any consumers who activated their Aspire credit cards before May 31, 2005, and CompuCredit defaults, in whole or in part, on its obligation to make the required restitution, the FDIC may require the account to be applied to the extent of such default; or (2) if the FDIC and the FTC are unable to obtain an order or agreement requiring

CompuCredit to pay restitution to any consumers who activated their Aspire credit cards before May 31, 2005, because of a reason other than the merits of their claims and despite making reasonable efforts to do so, the FDIC may require the account to be applied in full. This $7.5 million account represents a contingent liability of CB&T. At June 30, 2008, CB&T has not recorded a liability for this contingency. Any amounts paid from the restitution account are expected to be subject to the indemnification provisions of the Affinity Agreement described above. Synovus does not currently expect that the settlement will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.
On May 23, 2008, CompuCredit and its wholly owned subsidiary, CompuCredit Acquisition Corporation, sued CB&T and Synovus in the State Court of Fulton County, Georgia, alleging breach of contract with respect to the Affinity Agreement. CompuCredit seeks compensatory and general damages in an unspecified amount, a full accounting of the shares received by CB&T and Synovus in connection with the MasterCard and Visa initial public offerings and remittance of certain of those shares to CompuCredit, and the transfer of accounts under the Affinity Agreement to a third-party. CB&T and Synovus intend to vigorously defend themselves against these allegations. Based on current knowledge and advice of counsel, management does not believe that the eventual outcome of this case will have a material adverse effect on Synovus’ consolidated financial condition, results of operations or cash flows. It is possible, however, that in the event of unexpected future developments the ultimate resolution of this matter, if unfavorable, may be material to Synovus’ results of operations for any particular period.

ITEM 1A – RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial position, results of operations or cash flows or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Synovus. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, results of operations or cash flows or future results.
Other than the risk factors set forth below, there were no material changes during the period covered by this Report to the risk factors previously disclosed in the Synovus’ Annual Report on Form 10-K for the year ended December 31, 2007.
The current and further deterioration in the residential construction and commercial development real estate markets may lead to increased non-performing assets in our loan portfolio and increased provision expense for losses on loans, which could have a material adverse effect on our capital, financial condition and results of operations.
Since the third quarter of 2007, the residential construction and commercial development real estate markets have experienced a variety of difficulties and changed economic conditions. In particular, market conditions in the Atlanta and the West Coast of Florida markets, which combined represent 66% of non-performing assets at June 30, 2008, have experienced continued declines in credit quality since the end of 2007. Synovus’ non-performing assets were $830.3 million at June 30, 2008, compared to $443.6 million at December 31, 2007. Non-performing assets in the Atlanta area and West Coast of Florida markets represented 48% and 18%, respectively, of Synovus’ total non-performing assets at June 30, 2008. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the loss severities of loans in default, and the net realizable value of real estate owned. Poor economic conditions could result in decreased demand for residential housing, which, in turn, could adversely affect the development and construction efforts of residential real estate developers. Consequently, such economic downturns could adversely affect the ability of such residential real estate developer borrowers to repay these loans and the value of property used as collateral for such loans. While Synovus believes that the severity of market conditions in the Atlanta and West Coast of Florida markets are related to factors which are specific to those individual markets, management continually monitors market conditions and economic factors throughout Synovus’ footprint for indications of change in other markets. Any further increase in our non-performing assets and related increases in our provision expense for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.
Our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans, all as described under “Item

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Loan Losses.” The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional loan charge offs, based on judgments different than those of management. An increase in the allowance for loan losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our capital, financial condition and results of operations.
Synovus’ net interest income could be negatively affected by the lower level of short-term interest rates, recent developments in the credit and real estate markets and competition in our primary market area.
Net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense that we pay on interest-bearing liabilities, is a major component of our income. Our income is in turn our primary source of funding for our operations, including extending credit and reserving for loan losses. The Federal Reserve reduced interest rates on three occasions in 2007 by a total of 100 basis points, to 4.25%, and by another 225 basis points, to 2.00%, during the first four months of 2008. A significant portion of our loans, including residential construction and development loans and other commercial loans, bear interest at variable rates. The interest rates on these loans decrease when the Federal Reserve reduces interest rates, which may reduce our net interest income. In addition, in order to compete for deposits in our primary market areas, we may offer more attractive interest rates to depositors, and we may increasingly rely on out-of-market or brokered deposits as a source of liquidity.
Increased credit costs and the decrease in interest rates reduced our net interest income during the first six months of 2008 and could cause additional pressure on net interest income in future periods. This reduction in net interest income may also be exacerbated by the high level of competition that we face in our primary market area. Any significant reduction in our net interest income could negatively affect our business and could have a material adverse impact on our capital, financial condition and results of operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS
In prior periods, Synovus received previously owned shares of its common stock in payment of the exercise price of stock options and shares withheld to cover taxes on vesting for non-vested shares granted. No shares of Synovus common stock were delivered during the three months ended June 30, 2008.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual shareholders’ meeting was held on April 24, 2008. Following is a summary of the proposals that were submitted to the shareholders for approval and a tabulation of the votes with respect to each proposal.
Proposal I
The proposal was to elect nineteen directors of Synovus to serve until the 2009 Annual Meeting of Shareholders.

Nominee	Votes For	Withheld Authority to Vote

Daniel P. Amos	2,715,097,418	31,136,914
Richard E. Anthony	2,712,382,683	33,851,649
James H. Blanchard	2,708,055,173	38,179,159
Richard Y. Bradley	2,615,162,411	131,071,921
Frank W. Brumley	2,714,679,132	31,555,200
Elizabeth W. Camp	2,718,859,561	27,374,771
Gardiner W. Garrard, Jr.	2,677,916,304	68,318,028
T. Michael Goodrich	2,717,176,836	29,057,496
Frederick L. Green, III	2,712,878,843	33,355,489
V. Nathaniel Hansford	2,712,601,676	33,632,656
Alfred W. Jones, III (1)	2,708,212,796	38,021,536
Mason H. Lampton	2,714,456,076	31,778,256
Elizabeth C. Ogie	2,711,057,152	35,177,180
H. Lynn Page	2,713,665,168	32,569,164
J. Neal Purcell	2,718,125,486	28,108,846
Melvin T. Stith	2,718,531,260	27,703,072
Philip W. Tomlinson	2,708,529,248	37,705,084
William B. Turner, Jr.	2,687,859,679	58,374,653
James D. Yancey	2,708,817,099	37,417,233

(1)	Alfred W. Jones, III resigned from Synovus’ board of directors effective July 7, 2008.
Proposal II
The proposal was to ratify the appointment of KPMG LLP as the independent auditor to audit the consolidated financial statements of Synovus and its subsidiaries for the fiscal year ended December 31, 2008.

	For	Against	Abstain

Votes	2,717,676,955	23,926,119	4,631,257

ITEM 6 — EXHIBITS

(a) Exhibits	Description

3.1	Articles of Incorporation of Synovus, as amended, incorporated by reference to Exhibit 3.1 of Synovus’ Quarterly Report on Form 10- Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006

3.2	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated July 24, 2008, filed with the SEC on July 28, 2008

10.1	Form of Change of Control Agreements for executive officers

10.2	Amended and Restated Synovus Financial Corp. Directors’ Deferred Compensation Plan

10.3	Second Amended and Restated Synovus Financial Corp. Deferred Compensation Plan

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.
Date: August 08, 2008	BY:	/s/ Thomas J. Prescott
Thomas J. Prescott
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Synovus, as amended, incorporated by reference to Exhibit 3.1 of Synovus’ Quarterly Report on Form 10- Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006

3.2	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated July 24, 2008, filed with the SEC on July 28, 2008

10.1	Form of Change of Control Agreements for executive officers

10.2	Amended and Restated Synovus Financial Corp. Directors’ Deferred Compensation Plan

10.3	Second Amended and Restated Synovus Financial Corp. Deferred Compensation Plan

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report