Form 10-Q
period 2008-09-30
SYNOVUS FINANCIAL CORP
filed 2008-11-10
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	October 31, 2008

Common Stock, $1.00 Par Value	330,320,130 shares

SYNOVUS FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
(In thousands, except share data)	2008	2007
ASSETS
Cash and due from banks	$497,419	682,583
Interest earning deposits with banks	2,845	10,950
Federal funds sold and securities purchased under resale agreements	269,600	76,086
Trading account assets	101,889	17,803
Mortgage loans held for sale, at fair value	105,068	153,437
Impaired loans held for sale	13,554	—
Investment securities available for sale	3,831,126	3,666,974

Loans, net of unearned income	27,647,983	26,498,585
Allowance for loan losses	(463,836)	(367,613)

Loans, net	27,184,147	26,130,972

Premises and equipment, net	595,646	547,437
Goodwill	482,251	519,138
Other intangible assets, net	23,579	28,007
Other assets	1,232,017	1,185,065

Total assets	$34,339,141	33,018,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing retail and commercial deposits	$3,479,314	3,472,423
Interest bearing retail and commercial deposits	18,194,976	17,734,851

Total retail and commercial deposits	21,674,290	21,207,274
Brokered deposits ($90,370 and $293,842 at fair value as of September 30, 2008 and December 31, 2007)	6,174,573	3,752,542

Total deposits	27,848,863	24,959,816
Federal funds purchased and securities sold under repurchase agreements	674,501	2,319,412
Long-term debt	2,120,546	1,890,235
Other liabilities	286,348	407,399

Total liabilities	30,930,258	29,576,862

Minority interest in consolidated subsidiaries	30,606	—
Shareholders’ equity:
Common stock — $1.00 par value. Authorized 600,000,000 shares; issued 335,971,502 in 2008 and 335,529,482 in 2007; outstanding 330,294,672 in 2008 and 329,867,944 in 2007	335,972	335,529
Additional paid-in capital	1,114,130	1,101,209
Treasury stock, at cost – 5,676,830 shares in 2008 and 5,661,538 shares in 2007	(114,117)	(113,944)
Accumulated other comprehensive income	36,253	31,439
Retained earnings	2,006,039	2,087,357

Total shareholders’ equity	3,378,277	3,441,590

Total liabilities and shareholders’ equity	$34,339,141	33,018,452

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2008	2007	2008	2007
Interest income:
Loans, including fees	$1,269,010	1,540,910	405,142	522,545
Investment securities available for sale	137,724	127,742	46,682	44,369
Trading account assets	1,542	2,890	521	1,014
Mortgage loans held for sale	5,877	8,006	1,880	3,047
Impaired loans held for sale	93	—	—	—
Federal funds sold and securities purchased under resale agreements	2,834	4,062	960	1,213
Interest earning deposits with banks	163	1,007	38	38

Total interest income	1,417,243	1,684,617	455,223	572,226

Interest expense:
Deposits	505,340	695,891	162,613	235,556
Federal funds purchased and securities sold under repurchase agreements	36,602	65,746	7,123	23,664
Long-term debt	55,433	60,717	17,689	22,167

Total interest expense	597,375	822,354	187,425	281,387

Net interest income	819,868	862,263	267,798	290,839
Provision for losses on loans	336,016	99,566	151,351	58,770

Net interest income after provision for losses on loans	483,852	762,697	116,447	232,069

Non-interest income:
Service charges on deposit accounts	82,594	83,157	28,132	28,736
Fiduciary and asset management fees	37,612	37,652	12,095	12,524
Brokerage and investment banking income	25,591	23,381	7,898	8,123
Mortgage banking income	18,323	20,876	4,476	5,955
Bankcard fees	39,788	35,370	13,371	11,923
Net gains on sales of available for sale investment securities	—	891	—	186
Other fee income	30,039	29,749	8,773	9,910
Increase in fair value of private equity investments, net	17,998	16,415	13,052	11,102
Proceeds from sale of MasterCard shares	16,186	2,918	—	2,918
Proceeds from redemption of Visa shares	38,542	—	—	—
Other operating income	39,957	39,620	11,158	14,817

Total non-interest income	346,630	290,029	98,955	106,194

Non-interest expense:
Salaries and other personnel expense	346,342	345,690	114,535	115,941
Net occupancy and equipment expense	93,188	82,914	31,852	28,055
FDIC insurance and other regulatory fees	18,210	7,239	5,960	2,541
Foreclosed real estate	64,764	2,812	43,205	1,662
Losses on impaired loans held for sale	9,944	—	—	—
Goodwill impairment	36,887	—	9,887	—
Professional fees	20,311	14,948	6,916	4,703
Visa litigation (recovery) expense	(11,082)	12,000	6,347	12,000
Restructuring charges	13,299	—	9,048	—
Other operating expenses	150,559	139,281	47,334	47,523

Total non-interest expense	742,422	604,884	275,084	212,425

Minority interest in consolidated subsidiaries	6,347	—	4,650	—

Income (loss) from continuing operations before income taxes	81,713	447,842	(64,332)	125,838
Income tax expense (benefit)	28,741	158,050	(24,211)	42,261

Income (loss) from continuing operations	52,972	289,792	(40,121)	83,577
Income from discontinued operations, net of income taxes and minority Interest	—	154,654	—	51,366

Net income (loss)	$52,972	444,446	(40,121)	134,943

Net income (loss) per share:
Basic
Income (loss) from continuing operations	$0.16	0.89	(0.12)	0.26

Net income (loss)	0.16	1.36	(0.12)	0.41

Diluted
Income (loss) from continuing operations	$0.16	0.88	(0.12)	0.25

Net income (loss)	0.16	1.35	(0.12)	0.41

Weighted average shares outstanding:
Basic	329,195	326,443	329,438	327,215

Diluted	331,317	330,001	329,438	330,160

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(unaudited)

					Accum
					ulated
					Other
					Compre-
			Additional		hensive
	Shares	Common	Paid-In	Treasury	Income	Retained
(In thousands, except per share data)	Issued	Stock	Capital	Stock	(Loss)	Earnings	Total
Balance at December 31, 2006	331,214	$331,214	1,033,055	(113,944)	(2,129)	2,460,454	3,708,650
Cumulative effect of adoption of FIN No. 48						(230)	(230)
Net Income						444,446	444,446
Other comprehensive income, net of tax:
Net unrealized gain on cash flow hedges					7,713		7,713
Change in unrealized gains (losses) on investment securities available for sale, net of reclassification adjustment					13,627		13,627
Gain on foreign currency translation					3,960		3,960
Amortization of post-retirement unfunded health benefit					168		168

Other comprehensive income					25,468		25,468

Comprehensive income							469,914

Cash dividends declared – $0.62 per share						(201,457)	(201,457)
Issuance of non-vested stock	546	546	(546)				—
Share-based compensation expense			15,716				15,716
Stock options exercised	2,273	2,273	39,790				42,063
Share-based tax benefit			10,558				10,558
Ownership change at majority-owned subsidiary			7,026				7,026
Issuance of common stock for acquisition	62	62	2,054				2,116

Balance at September 30, 2007	334,095	$334,095	1,107,653	(113,944)	23,339	2,703,213	4,054,356

Balance at December 31, 2007	335,529	$335,529	1,101,209	(113,944)	31,439	2,087,357	3,441,590
Cumulative effect of adoption of EITF Issue No. 06-4						(2,248)	(2,248)
Cumulative effect of adoption of SFAS No. 159						58	58
Net Income						52,972	52,972
Other comprehensive income, net of tax:
Net unrealized gain on cash flow hedges					4,289		4,289
Change in unrealized gain on investment securities available for sale, net of reclassification adjustment					387		387
Amortization of post-retirement unfunded health benefit					138		138

Other comprehensive income					4,814		4,814

Comprehensive income							57,786

Cash dividends declared – $0.40 per share						(132,100)	(132,100)
Treasury shares purchased				(173)			(173)
Issuance of non-vested stock, net	(26)	(26)	26				--
Share-based compensation expense			10,545				10,545
Stock options exercised	469	469	2,556				3,025
Share-based tax deficiency			(206)				(206)

Balance at September 30, 2008	335,972	$335,972	1,114,130	(114,117)	36,253	2,006,039	3,378,277

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2008	2007
Operating activities:
Net income	$52,972	444,446
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	336,016	99,566
Depreciation, amortization and accretion, net	42,471	145,461
Goodwill impairment	36,887	--
Equity in income of equity method investments	(1,639)	(6,610)
Deferred tax benefit (expense)	(19,407)	(17,152)
Decrease (increase) in interest receivable	61,684	(21,869)
Decrease in interest payable	(23,423)	(205)
Minority interest in consolidated subsidiaries	6,347	38,139
Increase in trading account assets	(84,086)	(17,743)
Originations of mortgage loans held for sale	(858,110)	(1,161,942)
Proceeds from sales of mortgage loans held for sale	912,204	1,171,443
Gain on sale of mortgage loans held for sale	(7,128)	(8,389)
Loss on sale of impaired loans held for sale	11,137	—
Decrease (increase) in other assets	204,958	(190,093)
(Decrease) increase in accrued salaries and benefits	(18,156)	6,858
Increase (decrease) in other liabilities	5,621	(132,831)
Net gains on sales of available for sale investment securities	—	(891)
Increase in fair value of private equity investments	(17,998)	(15,347)
Gain from transfer of mutual funds	—	(6,885)
Gain on sale of MasterCard shares	(16,186)	--
Proceeds from redemption of Visa shares	(38,542)	—
(Decrease) increase in liability for Visa litigation	(11,082)	12,000
Share-based compensation	10,686	21,660
Excess tax benefit from share-based payment arrangements	(756)	(10,143)
Impairment of developed software	—	620
Other, net	7,862	52,081

Net cash provided by operating activities	592,332	402,174

Investing activities:
Net decrease in interest earning deposits with banks	8,105	15,071
Net increase in federal funds sold and securities purchased under resale agreements	(193,514)	(12,563)
Proceeds from maturities and principal collections of investment securities available for sale	864,999	539,171
Proceeds from sales of investment securities available for sale	5,449	22,106
Purchases of investment securities available for sale	(1,022,663)	(822,818)
Proceeds from sale of impaired loans held for sale	20,613	--
Net increase in loans	(1,722,490)	(1,234,050)
Purchases of premises and equipment	(90,827)	(118,374)
Proceeds from disposals of premises and equipment	1,998	642
Net proceeds from transfer of mutual funds	—	6,885
Proceeds from sale of MasterCard shares	16,186	--
Proceeds from redemption of Visa shares	38,542	—
Additions to other intangible assets	—	13,600
Contract acquisition costs	—	(20,878)
Additions to licensed computer software from vendors	—	(8,193)
Additions to internally developed computer software	—	(11,749)

Net cash used by investing activities	(2,073,602)	(1,631,150)

Financing activities:
Net increase in retail demand and savings deposits	(891,204)	346,074
Net increase (decrease) in retail certificates of deposit	1,358,220	(278,748)
Net increase (decrease) in brokered deposit	2,422,031	(36,729)
Net (decrease) increase in federal funds purchased and other securities sold under repurchase agreements	(1,644,911)	995,950
Principal repayments on long-term debt	(196,022)	(200,423)
Proceeds from issuance of long-term debt	424,300	606,468
Treasury shares purchased	(173)	—
Excess tax benefit from share-based payment arrangements	756	10,143
Dividends paid to shareholders	(179,916)	(197,598)
Proceeds from issuance of common stock	3,025	42,063

Net cash provided by financing activities	1,296,106	1,287,200

Effect of exchange rate changes on cash and cash equivalent balances held in foreign currencies	—	(3,984)

(Decrease) increase in cash and due from banks	(185,164)	54,240
Cash and due from banks at beginning of period	682,583	889,975

Cash and due from banks at end of period	$497,419	944,215

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
A substantial portion of Synovus’ loans are secured by real estate in five southeastern states (Georgia, Alabama, Florida, South Carolina, and Tennessee). Accordingly, the ultimate collectibility of a substantial portion of Synovus’ loan portfolio is susceptible to changes in market conditions in these areas. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and ability of borrowers to repay their loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Synovus’ allowance for loan losses. Such agencies may require Synovus to make changes to the allowance for loan losses based on their judgment about information available to them at the time of their examination.
Determining the fair value of Synovus’ reporting units requires management to make certain judgments and assumptions related to various items, including discount rates and future estimates of operating results. Management believes that the estimates and assumptions used in the goodwill impairment analysis for its business units are reasonable; however, if actual results and market conditions differ from the assumptions or estimates used, the fair value of each reporting unit could be different in the future.
Certain prior year amounts have been reclassified to conform to the presentation adopted in 2008.
Note 2 — Supplemental Cash Flow Information
For the nine months ended September 30, 2008 and 2007, Synovus paid income taxes (net of refunds received) of $56.9 million and $352.0 million, respectively. The amount for the nine months ended September 30, 2008 is impacted by tax overpayment credits from 2007 that were applied towards the 2008 income tax liability. For the nine months ended September 30, 2008 and 2007, Synovus paid interest of $567.8 million and $808.1 million, respectively.
Non-cash investing activities consisted of loans of approximately $286.5 million and $56.8 million, which were foreclosed and transferred to other real estate during the nine months ended September 30, 2008 and 2007, respectively, impaired loans of approximately $46.8 million which were transferred to impaired loans held for sale during the nine months ended September 30, 2008, and impaired loans held for sale of approximately $1.5 million, which were foreclosed and transferred to other real estate during the nine months ended September 30, 2008.
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
Comprehensive income (loss) for the nine and three months ended September 30, 2008 and 2007 is presented below:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Net income (loss)	$52,972	444,446	(40,121)	134,943
Other comprehensive income, net of tax:
Change in net unrealized gains (losses) on cash flow hedges	4,289	7,713	3,813	10,630
Change in net unrealized gains (losses) on investment securities available for sale, net of reclassification adjustment	387	13,627	2,203	31,674
Gains on foreign currency translation	—	3,960	—	1,796
Amortization of postretirement unfunded health benefit	138	168	46	168

Other comprehensive income	4,814	25,468	6,062	44,268

Comprehensive income (loss)	$57,786	469,914	(34,059)	179,211

Note 4 – Restructuring Charges
Project Optimus, an initiative focused on operating efficiency gains and enhanced revenue growth, was launched in April 2008. Synovus expects to implement ideas associated with this project over the next twenty-four months, including the elimination of approximately 650 positions over that time period. Synovus expects to incur restructuring charges of approximately $22.0 million in conjunction with the project, including $10.9 million in severance charges and $11.1 million in other project related costs. During the nine months ended September 30, 2008, Synovus recognized a total of $13.3 million in restructuring charges including $2.4 million in severance charges. During the three months ended September 30, 2008, Synovus recognized $9.0 million in restructuring charges including $1.6 million in severance charges. At September 30, 2008, Synovus had an accrued liability of $9.5 million related to restructuring charges.

Note 5 – Standby Letters of Credit
Standby and commercial letters of credit are conditional commitments issued by Synovus to guarantee the performance of a customer to a third party. Certain standby letters of credit are issued to assist customers in obtaining long-term funding through bond issues. Provisions of the bond agreement provide the holders of the bonds the option to be repaid prior to the bond’s maturity. In the event the bonds cannot be sold to another investor, the stand-by letter of credit obligates Synovus to provide funding to finance the repurchase of the bonds. During the third quarter of 2008, Synovus funded $52 million under these agreements to finance the repurchase of bonds, all of which remained outstanding as of the end of the third quarter and are included as a component of total loans at September 30, 2008. In addition to these fundings, Synovus repurchased $81 million of these bonds which are reflected in the balance of our trading account assets portfolio at September 30, 2008. Synovus has issued approximately $1.6 billion in letters of credit related to these bond issuances. As of November 9, 2008, approximately $800 million has been funded subsequent to September 30, 2008 related to these bond repurchases. The majority of these fundings occurred prior to October 15, 2008. Since that time, there has been a significant decline in bond put activity.
Note 6 – Impaired Loans Held for Sale
Loans or pools of loans are transferred to the impaired loans held for sale portfolio when the intent to hold the loans has changed due to portfolio management or risk mitigation strategies and when there is a plan to sell the loans within a reasonable period of time. The value of the loans or pools of loans is primarily determined by analyzing the underlying collateral of the loan and the external market prices of similar assets. At the time of transfer, if the fair value is less than the cost, the difference attributable to declines in credit quality is recorded as a charge-off against the allowance for loan losses. Decreases in fair value subsequent to the transfer as well as losses from sale of these loans are recognized as a component of non-interest expense. During the nine months ended September 30, 2008, Synovus transferred loans with a cost basis totaling $68.9 million to the impaired loans held for sale portfolio. Synovus recognized charge-offs totaling $22.1 million on these loans, resulting in a new cost basis for loans transferred to the impaired loans held for sale portfolio of $46.8 million. The $22.1 million in charge-offs were estimated based on the estimated sales price of the portfolio through bulk sales. Subsequent to their transfer to the impaired loans held for sale portfolio, Synovus recognized additional write-downs of $6.4 million and recognized a loss of $4.7 million from the sale of impaired loans held for sale. The additional write-downs were based on the estimated sales proceeds from pending liquidation sales. During the three months ended September 30, 2008 Synovus transferred loans with a cost basis of $9.3 million to the impaired loans held for sale portfolio. Synovus recognized charge-offs totaling $1.1 million on these loans, resulting in a new cost basis for these loans of $8.2 million. Also, during the three months ended September 30, 2008, Synovus recognized an additional write-down of $1.0 million on loans in the impaired loans held for sale portfolio.
Note 7 – Loans, Net of Unearned Income
     Loans, net of unearned income, at September 30, 2008 and December 31, 2007 are presented below:

	September 30,	September 30,
(in thousands)	2008	2007
Investment properties	$5,211,927	4,529,827
1-4 family properties	5,362,862	5,824,227
Land acquisition	1,560,734	1,545,933

Total commercial real estate loans	12,135,523	11,899,987

Commercial and industrial loans	11,230,142	10,647,396
Retail loans	4,324,222	3,997,365

Total loans	27,689,887	26,544,748
Unearned income	(41,904)	(46,163)

Loans, net of unearned income	$27,647,983	26,498,585

Note 8 – Allowance for Loan Losses
Activity in the allowance for loan losses for the nine months ended September 30, 2008 and 2007 is presented below:

	Nine Months Ended
	September 30,
(in thousands)	2008	2007
Balance, beginning of period	$367,613	314,459
Provision for losses on loans	336,016	99,566
Loans charged off, net of recoveries	(239,793)	(57,139)

Balance, end of period	$463,836	356,886

Note 9 – Other Real Estate
Other real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is recorded as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of non-interest expense.
The carrying value of other real estate was $215.1 million and $101.5 million at September 30, 2008 and December 31, 2007, respectively. During the nine months ended September 30, 2008, approximately $286.5 million of loans and $1.5 million of impaired loans held for sale were foreclosed and transferred to other real estate. During the nine and three months ended September 30, 2008, Synovus recognized other real estate costs of $64.8 million and $43.2 million, respectively. These costs primarily relate to losses from the liquidation of other real estate through bulk sales and auctions as well as further write-downs due to declines in fair value subsequent to the date of foreclosure, and, to a lesser degree, carrying costs associated with other real estate.
Note 10 — Fair Value Accounting – Adoption of SFAS Nos. 157 and 159
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S. Generally Accepted Accounting Principles (GAAP), and expands disclosures about fair value measurements. This statement did not introduce any new requirements mandating the use of fair value; rather, it unified the meaning of fair value and added additional fair value disclosures. The provisions of this statement are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Effective January 1, 2008, Synovus adopted SFAS No. 157 for financial assets and liabilities. As permitted under FASB Staff Position (FSP) No. FAS 157-2, Synovus has elected to defer the application of SFAS No. 157 to non-financial assets and liabilities until January 1, 2009.
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
In October 2008, the FASB issued FSP No. FAS 157-d, “Determining the Fair Value of a Financial Asset in a Market that is Not Active.” FSP No. FAS 157-d is intended to provide additional guidance on how an entity should classify the application of SFAS No. 157 in an inactive market, and illustrates how an entity should determine fair value in an inactive market. The provisions for this statement are effective for the period ended September 30, 2008. The impact to Synovus is minimal, as this FSP provides clarification to existing guidance.
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

	Ending	Cumulative	Opening
	Balance Sheet	Effect	Balance Sheet
	December 31,	Adjustment	January 1,
(Dollars in thousands)	2007	Gain, net	2008
Mortgage loans held for sale	$153,437	$91	$153,528
Certain callable brokered CDs	293,842	—	293,842

Pre-tax cumulative effect of adoption of the fair value option		91
Deferred tax liability		(33)

Cumulative effect of adoption of the fair value option (increase to retained earnings)		$58

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis, including financial instruments for which Synovus has elected the fair value option as of September 30, 2008 according to the SFAS No. 157 valuation hierarchy:

					Total
					Assets/Liabilities at
(in thousands)	Level	Level 2	Level 3		Fair Value
Assets

Trading account assets	$56,484	45,405	—		$101,889
Mortgage loans held for sale	—	105,068	—		105,068

Investment securities available for sale	10,173	3,684,454	136,499	(2)	3,831,126
Private equity investments	—	—	78,660		78,660
Derivative assets	7,101	115,908	—		123,009

Liabilities

Brokered certificates of deposit (1)	$—	90,370	—		$90,370
Trading account liabilities	—	10,204	—		10,204
Derivative liabilities	7,101	66,143	—		73,244

(1)	Amounts represent the value of certain callable brokered certificates of deposit for which Synovus has elected the fair value option under SFAS No. 159.

(2)	This amount primarily consists of Federal Home Loan Bank stock and Federal Reserve Bank stock of approximately $117.3 million and $4.3 million, respectively.

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

	Nine Months Ended September 30,			Three Months Ended September 30,
	2008			2008
			Total			Total
	Mortgage	Other	Changes in	Mortgage	Other	Changes in
	Banking	Operating	Fair Value	Banking	Operating	Fair Value
(in thousands)	Income	Income	Recorded	Income	Income	Recorded
Mortgage loans held for sale	$(1,109)	—	$(1,109)	$1,211	—	$1,211

Certain callable brokered CDs	$—	(1,076)	$1,076	$—	(164)	$164
Changes in Level Three Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs (Level 3) to fair-value certain assets and liabilities as of September 30, 2008. The table below includes a roll forward of the balance sheet amount for the nine months ended September 30, 2008 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis.

	Investment
	Securities
	Available	Private Equity
(in thousands)	for Sale	Investments
Beginning balance January 1, 2008	$126,715	55,581
Total gains or (losses) (realized/unrealized), net of minority interest:
Included in earnings	—	11,340
Included in other comprehensive income	(2,246)	—
Purchases, sales, issuances, and settlements, net	12,030	11,739
Transfers in and/or out of Level 3	—	—

Ending balance September 30, 2008	$136,499	78,660

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2008	$(2,246)	11,340

The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings or changes in net assets for material Level 3 assets and liabilities for the three and nine months ended September 30, 2008.

	Nine Months Ended		Three Months Ended
	September 30, 2008		September 30, 2008
	Investment		Investment
	Securities		Securities
	Available for	Private Equity	Available	Private Equity
(in thousands)	Sale	Investments	for Sale	Investments
Total change in earnings, net of minority interest	$—	11,340	$—	7,759

Change in unrealized losses to assets and liabilities still held at September 30, 2008	$(2,246)	—	$(2,121)	—
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
Under the practical expedient, Synovus measures the fair value of collateral-dependent impaired loans based on the fair value of the collateral securing these loans. These measurements are classified as Level 3 within the valuation hierarchy. Substantially all impaired loans are secured by real estate. The fair value of this real estate is generally determined based upon appraisals performed by a certified or licensed appraiser using inputs such as absorption rates, capitalization rates, and comparables. Management also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals such as changes in absorption rates or market conditions from the time of valuation. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.
The fair value of collateral-dependent impaired loans (including impaired loans held for sale) totaled $630.8 million at September 30, 2008, compared to $485.7 million at June 30, 2008, and $264.9 million at December 31, 2007.
Note 11 — Derivative Instruments
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
At September 30, 2008, Synovus had commitments to fund primarily fixed-rate mortgage loans to customers in the amount of $97.4 million. The fair value of these commitments at September 30, 2008 resulted in an unrealized gain of $140 thousand, which was recorded as a component of mortgage banking income in the consolidated statements of income.
At September 30, 2008, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to approximately $172.3 million. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding commitments to originate residential mortgage loans for resale.
The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans at September 30, 2008 resulted in an unrealized gain of $214 thousand, which was recorded as a component of mortgage banking income in the consolidated statements of income.
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
The receive fixed interest rate swap contracts at September 30, 2008 are being utilized to hedge $850 million in floating rate loans and $1.36 billion in fixed-rate liabilities. A summary of interest rate swap contracts and their terms at September 30, 2008 is shown below. In accordance with the provisions of SFAS No. 133, the fair value (net unrealized gains and losses) of these contracts has been recorded on the consolidated balance sheets.

		Weighted-Average					Net
				Maturity			Unrealized
(Dollars in	Notional	Receive	Pay	In	Unrealized		Gains
thousands)	Amount	Rate	Rate(*)	Months	Gains	Losses	(Losses)
Receive fixed interest swaps:
Fair value hedges	$1,361,436	3.89%	3.15%	28	$15,531	(3,059)	12,472
Cash flow hedges	850,000	7.86%	5.00%	27	38,214	—	38,214

Total	$2,211,436	5.42%	3.86%	28	$53,745	(3,059)	50,686

(*)	Variable pay rate based upon contract rates in effect at September 30, 2008.

Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis for all cash flow hedges entered into after March 31, 2007. The cumulative dollar offset method is used for all hedges entered into prior to that date. As of September 30, 2008, cumulative ineffectiveness for Synovus’ portfolio of cash flow hedges represented a gain of approximately $1.8 million. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of income as a component of other operating income.
Synovus expects to reclassify from accumulated other comprehensive income (loss) approximately $17.7 million as net-of-tax income during the next twelve months, as the related payments for interest rate swaps and amortization of deferred gains (losses) are recorded.
Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair market value of various fixed rate liabilities due to changes in the benchmark interest rate LIBOR. Synovus calculates effectiveness of the fair value hedges quarterly using regression analysis. As of September 30, 2008, cumulative ineffectiveness for Synovus’ portfolio of fair value hedges represented a gain of approximately $2.1 million. Ineffectiveness from fair value hedges is recognized in the consolidated statements of income as a component of other operating income.
Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the risk to Synovus. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of September 30, 2008, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $3.63 billion, an increase of $669.3 million compared to December 31, 2007.
Synovus also enters into derivative financial instruments to meet the equity risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the risk to Synovus. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of September 30, 2008, the notional amount of customer related equity derivative financial instruments, including both the customer position and the offsetting position, was $10.7 million, unchanged from December 31, 2007.
Note 12 – Share-Based Compensation
General Description of Share-Based Compensation Plans
Synovus has various long-term incentive plans under which the Compensation Committee of the Board of Directors has the authority to grant share-based compensation to Synovus employees. At September 30, 2008, Synovus had a total of 19,893,980 shares of its authorized but unissued common stock reserved for future grants under the 2007 Omnibus Plan. The general terms of each of these plans are substantially the same, permitting the grant of share-based compensation including stock options, non-vested shares, restricted share units, and stock appreciation rights. These plans generally include vesting periods ranging from three to five years and contractual terms ranging from five to ten years. Stock options are granted at exercise prices which equal the fair market value of a share of common stock on the grant date. Synovus historically issues new shares to satisfy share option exercises.
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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Share-based compensation expense:
Stock options	$2,710	6,311	350	1,227
Non-vested shares	7,976	5,469	2,577	2,006

Total share-based compensation expense	$10,686	11,780	2,927	3,233

Stock Option Awards
Synovus granted 3,090,911 options to purchase shares of Synovus common stock to certain key Synovus employees during the nine months ended September 30, 2008, at a weighted-average exercise price of $13.17. No options to purchase shares of Synovus common stock were issued during the three months ended September 30, 2008. At September 30, 2008, there were 31,396,801 options to purchase shares of Synovus common stock outstanding with a weighted-average exercise price of $10.88.
Non-Vested Shares and Restricted Share Units
During the nine months ended September 30, 2008, Synovus awarded 125,415 restricted share units and 24,391 non-vested shares of non-transferable Synovus common stock to certain key employees and non-employee directors of Synovus. The weighted-average grant date fair value of both the awarded stock and the stock units for the nine months ended September 30, 2008 was $12.86. During the three months ended September 30, 2008, Synovus awarded 3,106 restricted share units with a grant date fair value of $9.66.
All holders of non-vested shares of Synovus common stock on December 31, 2007 received Total System Services, Inc. (TSYS) non-vested shares based on the distribution ratio applicable to all Synovus shares in connection with the spin-off of TSYS. At September 30, 2008, there were 717,967 non-vested Synovus shares and restricted share units outstanding and 294,883 non-vested shares of TSYS stock outstanding with a combined weighted-average grant date fair value of $24.88.
Synovus pays dividend equivalents in the form of additional restricted stock units on all outstanding restricted stock units. These restricted stock units vest over the same vesting period as the original restricted stock unit grant. During the nine months ended September 30, 2008, Synovus paid dividend equivalents of $44 thousand by granting 4,114 additional restricted stock units to all holders of restricted stock units.

Note 13 – Discontinued Operations
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
In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the historical consolidated results of operations of TSYS, as well as all costs associated with the spin-off of TSYS are now presented as a component of income from discontinued operations. The balance sheet at September 30, 2008 and December 31, 2007 does not include assets and liabilities of TSYS.
Transfer of Mutual Funds
During the three months ended June 30, 2007, Synovus transferred its proprietary mutual funds (Synovus Funds) to a non-affiliated third party. As a result of the transfer, Synovus received gross proceeds of $7.96 million and incurred transaction related costs of $1.07 million, resulting in a pre-tax gain of $6.89 million or $4.20 million, after-tax. The net gain has been reported as a component of discontinued operations on the accompanying consolidated statements of income. Financial results of the business associated with the Synovus Funds for 2007 have not been presented as discontinued operations as such amounts are inconsequential. This business did not have significant assets, liabilities, revenues, or expenses associated with it.

The following amounts have been segregated from continuing operations and included in income from discontinued operations, net of income taxes and minority interest, in the consolidated statements of income:

		Three
	Nine Months	Months
	Ended	Ended
	September	September
(In thousands)	30, 2007	30, 2007
TSYS revenues	$1,369,800	$466,646

TSYS income, net of minority interest and before taxes	256,502	86,559
Income tax expense	(101,443)	(30,948)

Income from discontinued operations related to TSYS, net of income taxes	155,059	55,611

Spin-off related expenses incurred by Synovus, net of income tax benefit	(4,605)	(4,245)
Gain on sale of mutual funds, net of income taxes	4,200	—

Income from discontinued operations, net of income taxes and minority interest	$154,654	$51,366

Cash flows of discontinued operations for the nine months ended September 30, 2007 are presented below.

Nine Months
Ended
September
(In thousands)	30, 2007
Cash provided by operating activities	$247,478
Cash used in investing activities	(77,713)
Cash provided by financing activities	37,930
Effect of exchange rates on cash and cash equivalents	(3,984)

Cash provided by discontinued operations	$203,711

Note 14 – Goodwill and Other Intangible Assets
Under SFAS No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets,” goodwill is required to be tested for impairment annually, or more frequently if events or circumstances indicate that there may be impairment. The combination of the income approach utilizing the discounted cash flow (DCF) method, the public company comparables approach, utilizing multiples of tangible book value, and the transaction approach, utilizing readily available market valuation multiples for closed transactions, is used to estimate the fair value of a reporting unit.
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

The result of Step 2 is the implied fair value of goodwill. If the Step 2 implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference. The total of all reporting unit fair values is compared for reasonableness to Synovus’ market capitalization plus a control premium.
Goodwill at September 30, 2008 and December 31, 2007 was $482.3 million and $519.1 million, respectively. During the three months ended June 30, 2008, Synovus conducted its annual goodwill impairment evaluation. As a result of this evaluation, Synovus recognized a preliminary non-cash charge for impairment of goodwill on one of its reporting units of $27.0 million (pre-tax and after-tax) during the three months ended June 30, 2008. During the three months ended September 30, 2008, Synovus recognized an additional $9.9 million (pre-tax and after-tax) non-cash charge for impairment of goodwill upon finalization of the Step 2 calculation. The impairment charge was primarily related to a decrease in valuation based on market trading and transaction multiples of tangible book value.
Determining the fair value of Synovus’ reporting units requires management to make certain judgments and assumptions related to various items, including discount rates and future estimates of operating results. Management believes that the estimates and assumptions used in the goodwill impairment analysis for its business units are reasonable; however, if actual results and market conditions differ from the assumptions or estimates used, the fair value of each reporting unit could be different in the future.
Intangible assets (excluding goodwill) net of accumulated amortization as of September 30, 2008 and December 31, 2007, respectively, are presented in the table below.

	September 30,	December 31,
(In thousands)	2008	2007
Other intangible assets:
Purchased trust revenues	$2,152	2,362
Acquired customer contracts	1,951	2,407
Core deposit premiums	18,948	22,668
Other	528	570

Total carrying value	$23,579	28,007

Note 15 — Income Taxes
Synovus is subject to income taxation in the U.S. and by various state jurisdictions. Synovus’ U.S. Federal income tax return is filed on a consolidated basis, while state income tax returns are filed on both a consolidated and separate entity basis. Synovus is no longer subject to U.S. Federal income tax examinations for years prior to 2004 and Synovus is no longer subject to income tax examinations from state and local tax authorities for years prior to 2002. Synovus is not currently under a Federal tax examination. However, certain state tax examinations are in progress by the relevant state tax authorities. Although Synovus is unable to determine the ultimate outcome of these examinations, Synovus believes that its liability for uncertain tax positions relating to these jurisdictions for such years is adequate.

In connection with the spin-off of TSYS, Synovus entered into a tax sharing agreement with TSYS, which requires TSYS to indemnify Synovus from potential income tax liabilities that may arise in future examinations as a result of TSYS’ inclusion in Synovus’ consolidated tax return filings for calendar years prior to 2008.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (1):

	Nine Months	Three Months
	Ended	Ended
	September	September
(in thousands)	30, 2008	30, 2008
Beginning balance	$7,074	$8,529
Current activity:
Additions based on tax positions related to current year	611	118
Additions for tax positions of prior years	1,619	320
Reductions for tax positions of prior years	(1,001)	(664)
Settlements	(482)	(482)

Net, current activity	747	(708)

Ending balance	$7,821	$7,821

(1)	Unrecognized state tax benefits are not adjusted for the Federal tax impact.
Synovus recognizes accrued interest and penalties related to unrecognized income tax benefits as a component of income tax expense. Accrued interest and penalties on unrecognized tax benefits totaled $1.1 million and $1.0 million as of December 31, 2007 and September 30, 2008, respectively. The total amount of unrecognized income tax benefits as of December 31, 2007 and September 30, 2008 that, if recognized, would affect the effective tax rate is $5.4 million and $5.7 million (net of the Federal benefit on state tax issues), respectively, which includes interest and penalties of $745 thousand and $624 thousand.
Synovus expects that approximately $442 thousand of uncertain tax positions will be either settled or resolved during the next twelve months.
Note 16 – Visa Initial Public Offering and Litigation Expense
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
On October 14, 2008, Visa announced that it had reached an agreement in principle to settle its litigation with Discover, and on October 27, 2008, Visa disclosed specific terms of the settlement. During the three months ended September 30, 2008, Synovus increased the accrued liability for its membership proportion of the Discover settlement by $6.3 million. At September 30, 2008, Synovus’ accrual for the aggregate amount of Visa’s covered litigation was $25.7 million.
For the nine months ended September 30, 2008, the redemption of shares and changes to the accrued liability for Visa litigation resulted in a gain of $30.3 million, net of tax, or $0.09 per diluted share.
Note 17 – Recently Adopted Accounting Pronouncements
In September 2006, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4). EITF 06-4 requires an employer to recognize a liability for future benefits based on the substantive agreement with the employee. EITF 06-4 requires a company to use the guidance prescribed in SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and Accounting Principles Board Opinion No. 12, “Omnibus Opinion,” when entering into an endorsement split-dollar life insurance agreement and recognizing the liability. EITF 06-4 was effective for fiscal periods beginning after December 15, 2007. Synovus adopted the provisions of EITF 06-4 effective January 1, 2008 and recognized approximately $2.2 million as a cumulative effect adjustment to retained earnings.
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

ITEM 2 – MANAGEMENT’S DISCUSSION
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
All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus’ use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “should,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus’ future business and financial performance and/or the performance of the commercial banking industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus’ ability to control or predict. These factors include, but are not limited to: (1) competitive pressures arising from aggressive competition from other financial service providers; (2) further deteriorations in credit quality, particularly in residential construction and development loans, may continue to result in increased non-performing assets and credit losses, which could adversely impact us; (3) declining values of residential and commercial real estate may result in further write-downs of assets, which may increase our credit losses and negatively affect our financial results; (4) our ability to manage fluctuations in the value of our assets and liabilities to maintain sufficient capital and liquidity to support our operations; (5) the concentration of our nonperforming assets in certain geographic regions and with affiliated borrower groups; (6) inadequacy of our allowance for loan loss reserve, or the risk that the allowance may be negatively affected by credit risk exposures; (7) changes in the interest rate environment which may increase funding costs or reduce earning assets yields, thus reducing margins; (8) changes in accounting standards, particularly those related to determination of allowance for loan losses and fair value of assets; (9) slower than anticipated rates of growth in non-interest income; (10) changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which Synovus is perceived in such markets, including a reduction in our debt ratings; (11) inability to satisfy all conditions required to participate in the U.S. Treasury’s capital participation program, including obtaining the required shareholder vote to amend our articles of incorporation and bylaws, or to otherwise access the capital markets on terms that are satisfactory; (12) the strength of the U.S. economy in general and the strength of the local economies and financial markets in which operations are conducted may be different than expected; (13) the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board; (14) inflation, interest rate, market and monetary fluctuations; (15) restrictions or limitations on access to funds from subsidiaries, thereby restricting our ability to make payments on our obligations or dividend payments; (16) the availability and cost of capital and liquidity; (17) the effect of the Emergency Economic Stabilization Act and other recent and proposed changes in governmental policy, laws and regulations, including proposed and recently enacted changes in the regulation of banks and financial institutions, or the interpretation or application thereof, including restrictions, limitations and/or penalties arising from banking, securities and insurance laws, regulations and examinations; (18) if the Treasury does not approve Synovus’ application to participate in the Capital Purchase Program, Synovus’ access to capital markets could be adversely impacted and could become more costly; (19) the costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, including, without limitation, the pending litigation with CompuCredit Corporation relating to CB&T’s Affinity Agreement with CompuCredit; (20) the volatility of our stock price; and (21) the actual results achieved by our implementation of Project Optimus, and the risk that we may not achieve the anticipated cost savings and revenue increases from this initiative; (22) other factors and other information contained in this document and in other reports and filings that Synovus makes with the SEC under the Exchange Act.
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
Industry Overview
The first nine months of 2008 have been marked by challenging financial and credit markets, building on issues that began in the sub-prime mortgage market in the second half of 2007 and which led to declines in real estate and home values. Consumer confidence declined as rising costs fueled by unprecedented prices for crude oil have paralleled the downturns in housing and mortgage related financial services. The supply of housing has surged as new and existing home sales declined sharply and foreclosures reached record levels. These events have manifested in significant volatility in equity and capital markets over the past few months.
The Federal Reserve Bank (Federal Reserve) responded, lowering the federal funds rate by 200 basis points in the first quarter, 25 basis points in the second quarter and another 100 basis points in October 2008.
In addition, various agencies of the United States government proposed a number of initiatives to stabilize the global economy and financial markets. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (EESA). The legislation was the result of a proposal by the U.S. Department of Treasury (Treasury) in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (TARP Capital Purchase Program). On October 14, 2008, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions. There can be no assurance as to the actual impact of the EESA, the FDIC programs or any other governmental program will have on the financial markets.
The economic environment for the financial services industry as a whole has been affected in a variety of ways, as evidenced by heightened levels of credit losses, declining value of real property as collateral for loans, record levels of non-performing assets, charge-offs and foreclosures. These factors have negatively influenced earning asset yields, while the market for deposits has become intensely competitive. As a result, financial institutions have experienced pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.
About Our Business
Synovus is a financial services holding company, based in Columbus, Georgia, with approximately $34 billion in assets. Synovus provides integrated financial services including banking, financial management, insurance, mortgage, and leasing services through 32 wholly-owned subsidiary banks and other Synovus offices in Georgia, Alabama, South Carolina, Tennessee, and Florida. At September 30, 2008, our banks ranged in size from $211.1 million to $5.32 billion in total assets.
Subsequent Events Impacting Results of Operations
On October 23, 2008, Synovus reported results of operations for the three and nine months ended September 30, 2008. In the press release announcing these financial results, Synovus also disclosed two matters still under evaluation which could have an impact on the results of operations for the periods presented – completion of the Step 2 testing for Synovus’ annual goodwill impairment evaluation and the impact on Synovus of Visa Inc.’s announced settlement of its litigation with Discover. Subsequent to the issuance of the press release, Synovus completed its evaluation of these matters and determined that the results of operations previously reported should be revised. Accordingly, Synovus recognized an additional $9.9 million (pre-tax and after-tax) non-cash charge for impairment of goodwill during the three months ended September 30, 2008. Synovus also increased the accrued liability for its membership proportion of the Discover settlement by $6.3 million. These adjustments resulted in a decrease in net income for the nine months ended September 30, 2008 and an increase in the net loss for the three months ended September 30, 2008 of $13.2 million, and resulted in a change in earnings per share of $0.04 for the nine and three months ended September 30, 2008, as compared to the results originally reported on October 23, 2008. These items are discussed in detail below and in Notes 14 and 16 to the unaudited consolidated financial statements in this report.
Our Key Financial Performance Indicators
In terms of how we measure success in our business, the following are our key financial performance indicators:
•	Loan Growth

•	Core Deposit Growth

•	Net Interest Margin

•	Credit Quality

•	Fee Income Growth

•	Expense Management

•	Capital Strength

•	Liquidity
Financial Performance Summary
•	Net income (loss): ($40.1) million, down 148.0%, and $53.0 million, down 81.7%, for the three and nine months ended September 30, 2008, respectively, as compared to income from continuing operations for the prior year periods.

•	Goodwill impairment: $36.9 million, or $0.11 per diluted share, for the nine months ended September 30, 2008. Goodwill impairment is a non-cash charge and has no impact on Synovus’ tangible capital levels, regulatory capital ratios or on liquidity since goodwill is already excluded from these measures.

•	Earnings (loss) per share: ($0.12) for the three months ended September 30, 2008 and diluted earnings per share (EPS) of $0.16 for the nine months ended September 30, 2008, down 129.8% and 88.1%, respectively, from EPS from continuing operations for the same periods a year ago.

•	Net interest margin: 3.42% and 3.57% for the three and nine months ended September 30, 2008, respectively, as compared to 3.97% and 4.01%, respectively, for the same periods in 2007.

•	Loan growth: 7.3% increase from September 30, 2007, 5.8% annualized increase from December 31, 2007, and 2.9% annualized sequential quarter growth.

•	Credit quality:
•	Non-performing assets ratio of 3.58%, compared to 3.00% at June 30, 2008 and 1.67% at December 31, 2007 (11 basis points of the sequential quarter increase was related to the Atlanta market).

•	Provision expense of $151.4 million and $336.0 million for the three and nine months ended September 30, 2008, respectively, as compared to $58.8 million and $99.6 million for the same periods in 2007. (Provision expense for the three and nine months ended September 30, 2008 includes $40.0 million resulting from a reassessment of Synovus’ largest lending relationships, representing approximately 14% of the total loan portfolio).

•	Past dues over 90 days and still accruing interest as a percentage of total loans of 0.18%, compared to 0.14% at June 30, 2008 and 0.13% at December 31, 2007.

•	Total past dues over 30 days and still accruing interest as a percentage of total loans of 1.46% compared to 1.33% at June 30, 2008 and 1.02% at December 31, 2007.

•	Net charge-off ratio of 1.53% and 1.18% for the three and nine months ended September 30, 2008, respectively, compared to 0.51% and 0.30% for the same periods in the prior year.
•	Core deposits (total deposits less brokered deposits): up 1.7% compared to September 30, 2007, and 4.3% annualized sequential quarter growth.

•	Non-interest income: down 6.8% for the three months ended September 30, 2008 and up 19.5% for the nine months ended September 30, 2008 compared to the corresponding periods in the prior year (up 0.6% for the nine months ended September 30, 2008 excluding the gain from redemption of Visa shares and sale of MasterCard shares).

•	Non-interest expense: up 29.5% for the three months ended September 30, 2008 and 22.7% for the nine months ended September 30, 2008 compared to the corresponding periods in the prior year (up 18.6% for the nine months ended September 30, 2008 excluding the goodwill impairment charge, restructuring charges and Visa litigation expense (recovery), net).

•	Shareholders’ equity: $3.38 billion at September 30, 2008, or 9.84% of assets. The Tier I Capital Ratio was 8.81%, the Total Risk-Based Capital Ratio was 12.20%, and the Tangible Common Equity to Tangible Assets Ratio was 8.49%.

•	Synovus recognized restructuring charges of $9.0 million and $13.3 million for the three and nine months ended September 30, 2008 in connection with its implementation of Project Optimus.

•	During the three months ended September 30, 2008, Synovus recognized an additional $6.3 million litigation expense in conjunction with Visa’s settlement of litigation with Discover.

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
Allowance for Loan Losses
Notes 1 and 6 to the consolidated financial statements in Synovus’ 2007 annual report contain a discussion of the allowance for loan losses. The allowance for loan losses at September 30, 2008 was $463.8 million.
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

Impaired Loans
Management considers a loan to be impaired when the ultimate collectibility of all amounts due according to the contractual terms of the loan agreement are in doubt. A majority of our impaired loans are collateral-dependent. The net carrying amount of collateral-dependent impaired loans is equal to the lower of the loans’ principal balance or the fair value of the collateral (less estimated costs to sell) not only at the date at which impairment is initially recognized, but also at each subsequent reporting period. Accordingly, our policy requires that we update the fair value of the collateral securing collateral-dependent impaired loans each calendar quarter. Impaired loans, not including impaired loans held for sale, had a net carrying value of $617.2 million at September 30, 2008. Most of these loans are secured by real estate, with the majority classified as collateral-dependent loans. The fair value of the real estate securing these loans is generally determined based upon appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals.
Estimated losses on collateral-dependent impaired loans are typically charged-off. At September 30, 2008, $540.7 million, or 70.2%, of non-performing loans consisted of collateral-dependent impaired loans for which there is no allowance for loan losses as the estimated losses have been charged-off. These loans are recorded at the lower of cost or estimated fair value of the underlying collateral net of selling costs. However, if a collateral-dependent loan is placed on impaired status at or near the end of a calendar quarter, management records an allowance for loan losses based on the loan’s risk rating while an updated appraisal is being obtained. At September 30, 2008, Synovus had $76.6 million in collateral-dependent impaired loans with a recorded allocated allowance for loan losses of $13.3 million, or 17.4% of the principal balance. The estimated losses on these loans will be recorded as a charge-off during the fourth quarter of 2008 after the receipt of a current appraisal or fair value estimate based on current market conditions, including absorption rates. Management does not expect a material difference between the current allocated allowance on these loans and the actual charge-off.
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

Unallocated Component
The unallocated component of the allowance for loan losses is considered necessary to provide for certain environmental and economic factors that affect the probable loss inherent in the entire loan portfolio. Unallocated loss factors included in the determination of the unallocated allowance are economic factors, changes in the experience, ability, and depth of lending management and staff, and changes in lending policies and procedures, including underwriting standards. Certain macro- economic factors and changes in business conditions and developments could have a material impact on the collectibility of the overall portfolio. As an example, a rapidly rising interest rate environment could have a material impact on certain borrowers’ ability to pay. The unallocated component is meant to cover such risks.
Income Taxes
Note 17 to the consolidated financial statements in Synovus’ 2007 Annual Report contains a discussion of income taxes. The calculation of Synovus’ income tax provision is complex and requires the use of estimates and judgments in its determination. As part of Synovus’ overall business strategy, management must consider tax laws and regulations that apply to the specific facts and circumstances under consideration. This analysis includes the amount and timing of the realization of income tax liabilities or benefits. Management closely monitors tax developments on both the state and federal level in order to evaluate the effect they may have on Synovus’ overall tax position. Synovus had a net accrual of $5.7 million for unrecognized tax benefits. At September 30, 2008, Synovus concluded that it did not need a valuation allowance for its deferred income tax assets.
Asset Impairment
Goodwill
Under SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142) goodwill is required to be tested for impairment annually, or more frequently if events or circumstances indicate that there may be impairment. The combination of the income approach utilizing the discounted cash flow (DCF) method, the public company comparables approach, utilizing multiples of tangible book value, and the transaction approach, utilizing readily available market valuation multiples for closed transactions, is used to estimate the fair value of a reporting unit.
Impairment is tested at the reporting unit (sub-segment) level involving two steps. Step 1 compares the fair value of the reporting unit to its carrying value. If the fair value is greater than carrying value, there is no indication of impairment. Step 2 is performed when the fair value determined in Step 1 is less than the carrying value. Step 2 involves a process similar to business combination accounting where fair values are assigned to all assets, liabilities, and intangibles. The result of Step 2 is the implied fair value of goodwill. If the Step 2 implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference. The total of all reporting unit fair values is compared for reasonableness to Synovus’ market capitalization plus a control premium.
Goodwill at September 30, 2008 and December 31, 2007 was $482.3 million and $519.1 million, respectively. During the three months ended June 30, 2008, Synovus conducted its annual goodwill impairment evaluation. As a result of this evaluation, Synovus recognized a preliminary non-cash charge for impairment of goodwill on one of its reporting units of $27.0 million (pre-tax and after-tax) during the three months ended June 30, 2008 and recognized an additional $9.9 million (pre-tax and after-tax) non-cash charge for impairment of goodwill during the three months ended September 30, 2008 upon finalization of the Step 2 calculation. The impairment charge was primarily related to a decrease in valuation based on market trading and transaction multiples of tangible book value.
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
Investment Securities Available for Sale
Synovus assesses its available-for-sale investment security portfolio on a quarterly basis to determine whether investments in an unrealized loss position have been impacted by events or economic circumstances which may indicate that an unrealized loss is other-than-temporary. Synovus considers many factors, including the severity and duration of the impairment; Synovus’ intent and ability to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and external credit ratings and recent downgrades. Securities for which an unrealized loss is determined to be other-than-temporary are written down to fair value, establishing a new cost basis, with the write-down recognized in the consolidated statement of income.
Other Real Estate
Other real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is recorded as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of non-interest expense.
Significant judgments and estimates are required in determining the fair value of other real estate, including, among other considerations, evaluation of market activity, comparable sales, absorption rates, and for commercial properties, market capitalization rates.
Discontinued Operations
Refer to Note 13 to the consolidated financial statements (unaudited) as of and for the three and nine months ended September 30, 2008 for a discussion of discontinued operations.
Restructuring Charges
Project Optimus, launched in April 2008, is a team member-driven effort to create an enhanced banking experience for our customers and a more efficient organization that delivers greater value for Synovus shareholders. As a result of this process, Synovus plans to implement ideas over the next twenty four months which are expected to increase annual pre-tax earnings by approximately $75 million consisting primarily of $50 million in efficiency gains and approximately $25 million in earnings from new revenue growth initiatives. Revenue growth is expected primarily through new sales initiatives, improved product offerings and customer acquisition programs. While cost savings are expected to be generated primarily through increased process efficiencies and streamlining of support functions. As a result of these efforts, Synovus expects to eliminate approximately 650 positions over the next 24 months. Additionally, Synovus expects to incur restructuring charges of approximately $22.0 million in conjunction with the project, including approximately $10.9 million in severance charges. During the three months ended September 30, 2008, Synovus recognized $9.0 million in restructuring charges including $1.6 million in severance charges, and during the nine months ended September 30, 2008, Synovus recognized a total of $13.3 million in restructuring charges including $2.4 million in severance charges. Synovus estimates it will incur approximately $3.0 million in restructuring charges during the fourth quarter of 2008, consisting primarily of severance charges.
Visa, Inc. Initial Public Offering and Litigation Expense
Visa, Inc. completed an initial public offering (the Visa IPO) in March 2008. Visa used a portion of the proceeds from the Visa IPO to establish a $3.0 billion escrow for settlement of covered litigation and used substantially all of the remaining portion to redeem class B and class C shares held by Visa issuing members. On October 14, 2008, Visa announced that it had reached a settlement in principle in litigation brought against Visa in 2004 by Discover Financial Services

(Discover). During the three months ended March 31, 2008, Synovus recognized a pre-tax gain of $38.5 million on redemption proceeds received from Visa, Inc. and reduced the $36.8 million litigation accrual recognized in the second half of 2007 by $17.4 million for its pro-rata share of the $3.0 billion escrow established by Visa, Inc. During the three months ended September 30, 2008, Synovus recognized an additional $6.3 million accrued liability in conjunction with Visa’s settlement of the Discover litigation. For the nine months ended September 30, 2008, the redemption of shares and changes to the accrued liability for Visa litigation resulted in a net after-tax gain of $30.3 million, or $0.09 per diluted share.
At September 30, 2008, Synovus’ accrual for the aggregate amount of Visa’s covered litigation was $25.7 million. While management believes that this accrual is adequate to cover our membership proportion of Visa’s covered litigation based on current information, additional adjustments may be required if the aggregate amount of future settlements differs materially from Synovus’ estimate.
Visa has notified its members that it plans to fund its litigation escrow with an additional $1.1 billion during the three months ended December 31, 2008. This will be accomplished through the repurchase by Visa of a portion of its Class B shares held by Visa members. Upon Visa's deposit of the planned amount of repurchase proceeds to the litigation escrow, Synovus expects to reduce its accrued liability by approximately $6.3 million in the fourth quarter of 2008.
Balance Sheet
During the first nine months of 2008, total assets increased $1.32 billion. The more significant increases consisted of loans, net of unearned income, up $1.15 billion, Federal funds sold and securities purchased under resale agreements, up $193.5 million, and investment securities available for sale, up $164.2 million.
The balance sheet growth during the first nine months of 2008 was funded through increases in brokered deposits of $2.42 billion, core deposits of $467.0 million, and Federal Home Loan Bank advances (a component of long-term debt) of $228.4 million, which were offset by a decrease in Federal funds purchased of $1.64 billion.
Adoption of SFAS Nos. 157 and 159
SFAS No. 157 establishes a framework for measuring fair value in accordance with U.S. GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 159 permits entities to make an irrevocable election, at specified election dates, to measure eligible financial instruments and certain other items at fair value. Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Fair value is used on a non-recurring basis for collateral-dependent impaired loans. Examples of recurring use of fair value include trading account assets, mortgage loans held for sale, investment securities available for sale, private equity investments, derivative instruments, and trading account liabilities. The extent to which fair value is used on a recurring basis was expanded upon the adoption of SFAS No. 159 during the first quarter, effective on January 1, 2008. At September 30, 2008, approximately $4.84 billion, or 14.1%, of total assets were recorded at fair value, which includes items measured on a recurring and non-recurring basis.
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
The following table summarizes the assets accounted for at fair value on a recurring basis by level within the valuation hierarchy at September 30, 2008.

	September 30, 2008
			Investment
	Trading	Mortgage	securities
	account	loans held	available for	Private equity	Derivative
(dollars in millions)	assets	for sale	sale	investments	assets	Total

Level 1	55%	—	—	—	6	—%
Level 2	45	100	96	—	94	95
Level 3	—	—	4	100	—	5

Total	100%	100%	100%	100%	100%	100%

Total assets held at fair value on the balance sheet	$101.9	$105.1	$3,831.1	$78.7	$123.0	$4,239.8

Level 3 assets as a percentage of total assets measured at fair value						5.07%
The following table summarizes the liabilities accounted for at fair value on a recurring basis by level within the valuation hierarchy at September 30, 2008.

	September 30, 2008
	Brokered
	certificates of	Trading account	Derivative
(dollars in millions)	deposit	liabilities	liabilities	Total

Level 1	—%	—	10	4%
Level 2	100	100	90	96
Level 3	—	—	—	—

Total	100%	100%	100%	100%

Total liabilities held at fair value on the balance sheet	$90.4	$10.2	$73.2	$173.8

Level 3 liabilities as a percentage of total liabilities measured at fair value				—%
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
Valuation methodologies are reviewed each quarter to ensure that fair value estimates are appropriate. Any changes to the valuation methodologies are reviewed by management to confirm the changes are justified. As markets and products develop and the pricing for certain products becomes more or less transparent, Synovus continues to refine its valuation methodologies. For a detailed discussion of valuation methodologies, refer to Note 10 to the consolidated financial statements (unaudited) as of and for the three and nine months ended September 30, 2008.
Trading Account Assets
Synovus assists certain commercial customers in obtaining long-term funding through municipal and corporate bond issues and in certain situations provides re-marketing services for those bonds. During September Synovus made the decision to purchase approximately $55.8 million in corporate bonds and $25.1 million in municipal bonds that were sold back prior to their maturity and could immediately be remarketed, all of which were included in $101.9 million of trading account assets portfolio as of September 30, 2008. Subsequently, Synovus has tendered these bonds back to the respective trustees. The remainder of the trading account assets portfolio is substantially comprised of mortgage-backed securities which are bought and held principally for sale and delivery to correspondent and retail customers of Synovus. Trading account assets are reported on the consolidated balance sheets at fair value, with unrealized gains and losses included in other operating income on the consolidated statements of income. Synovus recognized a net gain on trading account assets of $667 thousand for the three months ended September 30, 2008 and a net gain of $1.2 million for the nine months ended September 30, 2008, as compared to a net loss of $136 thousand and $666 thousand, respectively, for the same periods in the prior year.
Impaired Loans Held for Sale
Loans or pools of loans are transferred to the impaired loans held for sale portfolio when the intent to hold the loans has changed due to portfolio management or risk mitigation strategies and when there is a plan to sell the loans within a reasonable period of time. The value of the loans or pools of loans is primarily determined by analyzing the underlying collateral of the loan and the external market prices of similar assets. At the time of transfer, if the fair value is less than the cost, the difference attributable to declines in credit quality is recorded as a charge-off against the allowance for loan losses. Decreases in fair value subsequent to the transfer as well as losses from sale of these loans are recognized as a component of non-interest expense. During the nine months ended September 30, 2008, Synovus transferred loans with a cost basis totaling $68.9 million to the impaired loans held for sale portfolio. Synovus recognized charge-offs totaling $22.1 million on these loans, resulting in a new cost basis for loans transferred to the impaired loans held for sale portfolio of $46.8 million. The $22.1 million in charge-offs were estimated based on the estimated sales price of the portfolio through bulk sales. Subsequent to their transfer to the impaired loans held for sale portfolio, Synovus recognized additional write-downs of $6.4 million and recognized a loss of $4.7 million from the sale of impaired loans held for sale. The additional write-downs were based on the estimated sales proceeds from pending liquidation sales. During the three months ended September 30, 2008 Synovus transferred loans with a cost basis of $9.3 million to the impaired loans held for sale portfolio. Synovus recognized charge-offs totaling $1.1 million on these loans, resulting in a new cost basis for these loans of $8.2 million. Also, during the three months ended September 30, 2008, Synovus recognized an additional write-down of $1.0 million on loans in the impaired loans held for sale portfolio.
Other Real Estate
Other real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is recorded as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of non-interest expense.
The carrying value of other real estate was $215.1 million and $101.5 million at September 30, 2008 and December 31, 2007, respectively. During the nine months ended September 30, 2008, approximately $286.5 million of loans and $1.5 million of impaired loans held for sale were foreclosed and transferred to other real estate. The increase in other real estate is the result of negative migration in credit quality, the declining value of real estate in certain parts of Florida and the excess supply of residential real estate in the Atlanta area. During the nine and three months ended September 30, 2008, Synovus recognized other real estate costs of $64.8 million and $43.2 million, respectively. Other real estate costs recognized during the three months ended September 30, 2008 include $16.7 million in losses resulting from the liquidation of other real estate through bulk sales and auctions, $4.5 million in net losses resulting from other sales, $17.1 million in additional write-downs due to declines in fair value subsequent to the date of foreclosure, $4.0 million in carrying costs associated with other real estate, and $900 thousand in legal and appraisal fees.

Loans
The following table compares the composition of the loan portfolio at September 30, 2008, December 31, 2007, and September 30, 2007.

			Sept. 30,		Sept. 30,
			2008 vs.		2008 vs.
	Total Loans		Dec. 31,	Total Loans	Sept. 30,
(Dollars in thousands)	Sept. 30,	Dec. 31,	2007	Sept. 30,	2007
Loan Type	2008	2007	% change (1)	2007	% change

Multi-family	$555,207	$452,163	30.4%	$449,814	23.4%
Hotels	830,981	614,979	46.9	591,527	40.5
Office buildings	960,319	953,093	1.0	880,478	9.1
Shopping centers	1,005,094	834,025	27.4	739,333	35.9
Commercial development	912,073	961,271	(6.8)	935,802	(2.5)
Other investment property	948,253	714,296	43.8	671,718	41.2

Total Investment Properties	5,211,927	4,529,827	20.1	4,268,672	22.1

1-4 family construction	1,772,559	2,238,925	(27.8)	2,302,842	(23.0)
1-4 family perm/mini-perm	1,367,807	1,273,843	9.9	1,216,481	12.4
Residential development	2,222,496	2,311,459	(5.1)	2,269,844	(2.1)

Total 1-4 Family Properties	5,362,862	5,824,227	(10.6)	5,789,167	(7.4)

Land Acquisition	1,560,734	1,545,933	1.3	1,476,042	5.7

Total Commercial Real Estate (2)	12,135,523	11,899,987	2.6	11,533,881	5.2

Commercial, financial, and agricultural	6,841,197	6,420,689	8.7	6,264,683	9.2
Owner-occupied	4,388,945	4,226,707	5.1	4,156,535	5.6

Total Commercial and Industrial	11,230,142	10,647,396	7.3	10,421,218	7.8

Home equity	1,681,475	1,543,701	11.9	1,478,694	13.7
Consumer mortgages	1,759,518	1,667,924	7.3	1,620,730	8.6
Credit card	291,162	291,149	0.0	280,192	3.9
Other retail loans	592,067	494,591	26.3	485,928	21.8

Total Retail	4,324,222	3,997,365	10.9	3,865,544	11.9

Unearned Income	(41,904)	(46,163)	(12.3)	(45,987)	(8.9)

Total	$27,647,983	$26,498,585	5.8%	$25,774,656	7.3%

(1)	Percentage changes are annualized.

(2)	Commercial real estate represents 43.9%, 44.9% and 44.5% of total loans at September 30, 2008, December 31, 2007 and September 30, 2007, respectively.

At September 30, 2008, loans outstanding were $27.65 billion, an increase of $1.87 billion, or 7.3%, compared to September 30, 2007. On a sequential quarter basis, total loans outstanding grew by $202.1 million or 2.9% annualized.
At September 30, 2008, Synovus had 47 loan relationships with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at September 30, 2008 was approximately $57 million.
Total loans as of September 30, 2008 and December 31, 2007 for the five southeastern state areas in which Synovus’ banks are located are summarized in the following table:

			December	September
	September 30, 2008		31, 2007	30, 2007
		As a % of	As a % of	As a % of
		Total Loan	Total Loan	Total Loan
(Dollars in thousands)	Total Loans	Portfolio	Portfolio	Portfolio
Georgia (1)	$14,547,526	52.6%	52.5	52.3

Atlanta	5,374,874	19.4%	19.9	19.8
Florida (1)	3,624,462	13.1%	13.6	13.9 5
West Coast of Florida	2,869,372	10.4%	10.8	11.1
South Carolina	4,105,276	14.8%	15.0	15.1
Tennessee	1,379,363	5.0%	4.8 3	4.6 .4)
Alabama	3,991,357	14.5%	14.1 7	14.1

Total	$27,647,983	100.0%	100.0	100.0

(1)	Loans in Georgia and Florida collectively represent 65.7% of our loan portfolio as of September 30, 2008.
At September 30, 2008, total loans in the Atlanta market were $5.37 billion, or 19.4% of the total loan portfolio, and increased $277.0 million, or 5.4%, compared to the same period in the prior year. The Atlanta market includes commercial real estate (CRE) loans of $2.98 billion (which includes $1.43 billion in 1-4 family properties) and commercial and industrial (C&I) loans of $1.95 billion at September 30, 2008. Compared to September 30, 2007, CRE loans in the Atlanta market decreased by $8.0 million, or 0.3%, and C&I loans in the Atlanta market increased by $222.5 million, or 12.9%. On a sequential quarter basis, Atlanta market loans declined at an annualized rate of 3.8%, CRE loan growth declined at an annualized rate of 14.2%, and C&I loans grew at an annualized rate of 6.5%.
Total loans in the West Coast of Florida market were $2.87 billion, or 10.4% of the total loan portfolio at September 30, 2008, and increased $13.6 million, or 0.48% compared to the same period in the prior year. The West Coast of Florida market includes CRE loans of $1.36 billion (which includes $477.9 million in 1-4 family properties) and C&I loans of $1.16 billion at September 30, 2008. Compared to September 30, 2007, CRE loans in the West Coast of Florida market decreased by $77.6 million, or 5.4%, and C&I loans increased by $65.9 million, or 6.0%. On a sequential quarter basis, loans within the West Coast of Florida market grew at an annualized rate of 3.1%, CRE loans grew at an annualized rate of 1.7%, and C&I loans grew at an annualized rate of 2.1%.

Loans for investment property grew by $682.1 million, or 20.1% annualized, from December 31, 2007, and increased $943.3 million, or 22.1%, compared to September 30, 2007. The primary loan types which contributed to the growth within the investment property portfolio compared to December 31, 2007 were hotels, shopping centers, and other investment property (primarily leased warehouses) categories. The growth in the investment property portfolio during the first nine months of 2008 is primarily due to advances on existing commitments. In addition, the continued impact of a lack of exit capabilities in the market place with commercial mortgage-backed securities (CMBS) has increased the duration of the investment property portfolio.
Commercial loans for 1-4 family properties at September 30, 2008 were $5.36 billion, down 10.6% annualized from December 31, 2007 and accounted for 19.4% of total loans outstanding as of September 30, 2008. The following table shows the composition of the 1-4 family portfolio as of September 30, 2008:

	September 30, 2008
		% of Total		% of Total
	1-4 Family	1-4 Family	1-4 Family	1-4 Family
(Dollars in thousands)	Portfolio	Portfolio	NPL	NPL
Georgia	$3,037,985	56.6%	$360,932	78.4%

Atlanta	1,425,258	26.6%	253,796	55.1%
Florida	626,086	11.7%	58,229	12.6%
West Coast of Florida	477,944	8.9%	55,641	12.1%
South Carolina	935,758	17.4%	14,972	3.2%
Tennessee	174,425	3.3%	11,538	2.5%
Alabama	588,608	11.0%	15,130	3.3%

Total	$5,362,862	100.0%	$460,801	100.0%

Retail loans at September 30, 2008 totaled $4.32 billion, representing 15.6% of the total loan portfolio. Total retail loans grew by 11.9% compared to September 30, 2007 and grew at an annualized rate of 10.9% since December 31, 2007, led principally by growth in home equity, consumer mortgage and small business loans. The home equity loan portfolio consists primarily of loans with strong credit scores, conservative debt-to-income ratios, and appropriate loan-to-value ratios. The utilization rate (total amount outstanding as a percentage of total available lines) of this portfolio was approximately 60% at September 30, 2008, compared to 57% a year ago. The retail loan portfolio credit scores were refreshed as of June 30, 2008. There was no material migration within the retail loan portfolio. These loans are primarily extended to customers who have an existing banking relationship with Synovus.
Synovus provides credit enhancement in the form of standby letters of credit to assist certain commercial customers in obtaining long-term funding through taxable and tax-exempt bond issues. Under these agreements and under certain conditions, if the bondholder requires the issuer to repurchase the bonds, Synovus is obligated to provide funding under the letter of credit to the issuer to finance the repurchase of the bonds by the issuer. Synovus’ maximum exposure to credit loss in the event of nonperformance by the counterparty is represented by the contract amount of those instruments. Synovus applies the same credit policies in entering into commitments and conditional obligations as it does for loans. The maturities of the funded letters of credit range from one to fifty-nine months, and the yields on these instruments are comparable to average yields for new commercial loans. During the three months ended September 30, 2008, Synovus funded $52 million under letters of credit related to these bond repurchases, all of which remained outstanding as of the end of the quarter and are reported as a component of total loans. Synovus has issued approximately $1.6 billion in letters of credit related to these bond issuances. As of November 9, 2008, approximately $800 million has been funded subsequent to September 30, 2008 related to these bond repurchases. The majority of these fundings occurred prior to October 15, 2008. Since that time, there has been a significant decline in bond put activity. However, there is no assurance that additional funding of letters of credit will not be required.
Credit Quality
Non-performing assets were $998.6 million at September 30, 2008, an increase of $168.3 million compared to June 30, 2008, which included increases of $143.4 million in non-performing loans, $17.8 million in other real estate (ORE), and $7.2 million in impaired loans held for sale. The increase in non-performing assets since June 30, 2008 was impacted by the addition of one significant auto dealer credit to non-accrual status. Additionally, $ 44.1 million of the increase in non-performing assets for the quarter was in residential construction and development loans.
The non-performing assets ratio (NPA ratio — non-performing loans plus impaired loans held for sale and other real estate divided by total loans, impaired loans held for sale, and other real estate) at September 30, 2008 was 3.58% compared to 3.00% at June 30, 2008, 1.67% at December 31, 2007, and 1.16% at September 30, 2007. At September 30, 2008, approximately 58.8 % of total non-performing assets are in the Atlanta and West Florida markets. Approximately 60% of total NPAs remain in the residential construction and development category (this component represented 59% of NPAs at December 31, 2007). Approximately 56% of residential construction and development NPAs are within the Atlanta market, while 12% are in Florida.
The following table shows the NPA ratio by state as of September 30, 2008, December 31, 2007, and September 30, 2007.

	September 30,	December 31,	September 30,
	2008	2007	2007
Georgia	4.70%	1.70%	1.18%
Atlanta	7.85	3.06	1.97
Florida	4.49	4.12	2.54
West Florida	5.39	5.11	3.10
South Carolina	1.51	0.55	0.46
Tennessee	2.42	0.63	0.95
Alabama	1.15	0.71	0.57

Consolidated	3.58%	1.67%	1.16%

Total past due loans (and still accruing interest) were 1.46% of total loans at September 30, 2008 compared to 1.02% at December 31, 2007, and 0.89% at September 30, 2007. The year over year increase was primarily due to increases in the one to four family residential portfolios in the Atlanta and West Florida markets. Loans over 90 days past due and still accruing interest at September 30, 2008 were $49.9 million, or 0.18% of total loans, compared to 0.13% at December 31, 2007, and 0.09% at September 30, 2007.
Net charge-offs for the three months ended September 30, 2008 were $105.3 million, an increase of $72.3 million compared to the same period a year ago. Net charge-offs for the three months ended September 30, 2008 included $34.7 million, or 33 basis points, of charge-offs from the Atlanta portfolio, and $14.5 million, or 14 basis points, of charge-offs from the West Florida portfolio. Net charge-offs recognized on collateral dependent impaired loans during the three months ended September 30, 2008 were $42.7 million. The net charge-off ratio for the three months ended September 30, 2008 was 1.53% compared to 0.51% for the same period in the prior year and 0.46% for the year ended December 31, 2007. The net charge-off ratio for the nine months ended September 30, 2008 was 1.18% compared to 0.30% during the same period in the prior year.
Net charge-offs for the nine months ended September 30, 2008 were $239.8 million, an increase of $182.7 million compared to the same period in the prior year, and included $76.1 million, or 32 basis points, of charge-offs within the Atlanta portfolio, and $54.7 million, or 23 basis points, in charge-offs from the West Florida portfolio. The net charge-off ratio for the nine months ended September 30, 2008 was 1.18% compared to 0.30% for the same period in 2007. Net charge-offs recognized on collateral dependent impaired loans during the nine months ended September 30, 2008 were $94.2 million.
Provision expense for the nine months ended September 30, 2008 was $336.0 million, an increase of $236.5 million compared to the same period in the prior year. The Atlanta market accounted for $87.3 million of the total provision expense, while the West Florida market accounted for $67.8 million of the total provision expense for the nine months ended September 30, 2008.
During the three months ended September 30, 2008, Synovus reassessed its largest credits, which represented approximately 14% of the total loan portfolio. While all except for one of the credits reviewed were performing, Synovus concluded that the financial condition of certain borrowers had weakened. As a result of the review, certain credits were downgraded and an additional $40 million in provision expense was recognized in the quarter.
The allowance for loan losses was $463.8 million, or 1.68% of net loans, at September 30, 2008 compared to $367.6 million, or 1.39% of net loans, at December 31, 2007, and $356.9 million, or 1.38% of net loans, at September 30, 2007. The allowance for loan losses to non-performing loans coverage was 60.24% at September 30, 2008, compared to 107.46% at December 31, 2007, and 159.3% at September 30, 2007. The decline in the coverage ratio is impacted by the increase in collateral-dependent impaired loans, which have no allowance for loan losses as the estimated losses on these credits have been charged-off. Therefore, a more meaningful allowance for loan losses coverage ratio is the allowance to non-performing loans (excluding collateral-dependent impaired loans for which there is no related allowance for loan losses), which was 202.29% at September 30, 2008, compared to 337.49% at December 31, 2007 and 334.42% at September 30, 2007. During times when non-performing loans are not significant, this coverage ratio – which measures the allowance for loan losses (which is there for the entire loan portfolio) against a small non-performing loans total – appears very large. As non-performing loans increase, this ratio will decline even with significant incremental additions to the allowance.

A substantial part of Synovus’ loans are secured by real estate in five southeastern states (Georgia, Alabama, Florida, South Carolina, and Tennessee). Accordingly, the ultimate collectability of a substantial part of Synovus’ loan portfolio is susceptible to changes in market conditions in these areas. Based on current information and market conditions, management believes that the allowance for loan losses is adequate.
The allowance for loan losses allocated to non-performing loans (exclusive of collateral-dependent impaired loans which have no allowance, as the estimated losses on these loans have already been recognized) is as follows:

	September 30,	December 31,	September 30,
(Dollars in millions)	2008	2007	2007
Non-performing loans, excluding collateral dependent impaired loans which have no allowance	$229.3	$108.9	$106.7
Total allocated allowance for loan losses on above loans	$46.8	$20.5	$32.3
Allocated allowance as a % of loans	20.4%	18.8%	30.3%
Collateral-dependent impaired loans which have no allowance at September 30, 2008 (because they are carried at fair value net of selling costs) totaled $540.7 million, or 70.2% of non-performing loans. Synovus has recognized net charge-offs amounting to approximately 15% of the principal balance on these loans since they were placed on impaired status.

The table below includes selected credit quality metrics.

(Dollars in thousands)	September 30, 2008	December 31, 2007
Non-performing loans (1)	$769,950	342,082
Impaired loans held for sale (2)	13,554	—
Other real estate	215,082	101,487

Non-performing assets	$998,586	443,569

Net charge-offs – quarter	$105,328	59,916

Net charge-offs/Avg. loans – quarter (3)	1.53%	0.91%

Net charge-offs — YTD	$239,793	117,055
Net charge-offs/Avg. loans – YTD (3)	1.18%	0.46%

Loans over 90 days past due and still accruing	$49,868	33,663

As a % of loans	0.18%	0.13%

Total past due loans and still accruing	$403,180	270,496

As a % of loans	1.46%	1.02%

Allowance for loan losses	$463,836	367,613

Allowance for loan losses as a % of loans	1.68%	1.39%

Non-performing loans as a % of total loans	2.79%	1.29%

Non-performing assets as a % of total loans, impaired loans held for sale, and ORE	3.58%	1.67%

Allowance to non-performing loans	60.24%	107.46%

Allowance to non-performing loans, excluding impaired loans for which there is no related allowance for loan losses (4)	202.29%	337.49%

(1)	Includes $540.7 million and $233.2 million at September 30, 2008 and December 31, 2007, respectively, of loans considered to be impaired (consisting of collateral-dependent loans) for which there is no related allowance for loan losses determined in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The allowance on these loans is zero because the estimated losses on collateral-dependent impaired loans have been charged-off.

(2)	Represent impaired loans that are intended to be sold. Impaired loans held for sale are carried at the lower of cost or fair value.

(3)	Ratio is annualized.

(4)	Impaired loans for which there is no related allowance for loan losses as described in note (1).

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
The following table shows the composition of the loan portfolio and non-performing loans (classified by loan type) as of September 30, 2008:

				% of
			Total	Total
		% of	Non-	Non-
(Dollars in thousands)		Total Loans	performing	performing
Loan Type	Total Loans	Outstanding	Loans	Loans
Multi-family	$555,207	2.0%	$4,076	0.5%
Hotels	830,981	3.0	635	0.1
Office buildings	960,319	3.5	4,955	0.6
Shopping centers	1,005,094	3.7	684	0.1
Commercial development	912,073	3.3	13,330	1.7
Other investment property	948,253	3.4	487	0.1

Total Investment Properties	5,211,927	18.9	24,167	3.1

1-4 family construction	1,772,559	6.4	214,855	27.9
1-4 family perm /mini-perm	1,367,807	5.0	41,761	5.4
Residential development	2,222,496	8.0	204,185	26.5

Total 1-4 Family Properties	5,362,862	19.4	460,801	59.8

Land Acquisition	1,560,734	5.6	83,066	10.8

Total Commercial Real Estate	12,135,523	43.9	568,034	73.7

Commercial, financial, and agricultural	6,841,197	24.7	106,288	13.8
Owner-occupied	4,388,945	15.9	68,780	9.0

Total Commercial and Industrial Loans	11,230,142	40.6	175,068	22.8

Home equity	1,681,475	6.1	6,228	0.8
Consumer mortgages	1,759,518	6.4	18,228	2.4
Credit card	291,162	1.1	—	—
Other retail loans	592,067	2.1	2,392	0.3

Total Retail	4,324,222	15.7	26,848	3.5
Unearned Income	(41,904)	(0.2)	—	—

Total	$27,647,983	100.0%	$769,950	100.0%

Deposits
The following table presents the composition of deposits:

	September 30,	December 31,	September 30,
(in thousands)	2008	2007	2007
Demand deposits	$3,479,314	3,472,423	3,566,749
Money market	6,452,972	7,091,885	7,394,697
NOW	3,094,707	3,362,572	3,055,691
Savings	451,507	442,824	465,269
Time deposits	8,195,790	6,837,570	6,828,460

Total core deposits	$21,674,290	21,207,274	21,310,866
Brokered money market	1,839,186	465,146	452,451
Brokered time deposits	4,335,387	3,287,396	2,872,979

Total deposits	$27,848,863	24,959,816	24,636,296

Total deposits at September 30, 2008 were $27.8 billion, an increase of $1.82 billion, or 27.8% annualized, compared to June 30, 2008, and an increase of $3.21 billion, or 13.0%, compared to September 30, 2007. Core deposits (total deposits excluding brokered deposits) increased $233.2 million, or 4.3% annualized, compared to June 30, 2008, and increased $363.4 million, or 1.7%, compared to September 30, 2007. The increase was primarily related to growth within time deposit accounts, which increased $800.6 million, or 43.1% annualized, compared to June 30, 2008, and increased $1.37 billion, or 20.0%, compared to September 30, 2007. Significant deposit growth was also experienced in brokered deposits. Due to the significant turmoil in financial markets, these FDIC insured investments became more attractive to financial market participants and investors. This higher level of demand allowed Synovus to grow this funding source while concurrently reducing federal funds purchased, a potentially more volatile funding source.
Because of our multiple charter structure, Synovus has the ability to offer certain shared deposit products that have helped to drive core deposit growth during the quarter. Synovus’ Shared CD and Money Market accounts offer customers the unique opportunity to access up to $8 million in FDIC insurance by spreading deposits across its 32 separately-chartered banks. Shared products at the end of the quarter were $887.6 million, having grown $584.2 million during the quarter. Since September 30, Synovus has added approximately $1.58 billion in shared deposit balances.
Capital Resources and Liquidity
Synovus has always placed great emphasis on maintaining a strong capital base and continues to exceed regulatory capital requirements for well capitalized financial institutions. Management is committed to maintaining a capital level sufficient to assure shareholders, customers, and regulators that Synovus is financially sound, and to enable Synovus to provide a desirable level of profitability. Based on internal calculations and previous regulatory exams, each of Synovus’ subsidiary banks is currently in compliance with regulatory capital guidelines and is considered well capitalized.

The following table presents certain ratios used to measure Synovus’ capitalization:

	September 30,	December 31,
(in thousands)	2008	2007
Total risk-based capital	$3,936,665	$3,988,171
Total risk-based capital to risk-weighted assets ratio	12.20%	12.66%
Tier 1 capital ratio	8.81%	9.11%
Leverage ratio	8.49%	8.65%
Equity to assets ratio	9.84%	10.42%
Tangible equity to tangible assets ratio (1)	8.49%	8.91%

(1)	Excludes the carrying value of goodwill and other intangible assets from shareholders’ equity and total assets.
Continued credit deterioration and any resulting increases in non-performing assets and the allowance for loan losses could adversely impact our liquidity position and capital ratios.
Synovus’ management, operating under liquidity and funding policies approved by the Board of Directors, actively analyzes and manages the liquidity position in coordination with the subsidiary banks. Management must ensure that adequate liquidity, at a reasonable cost, is available to meet the cash flow needs of depositors, borrowers, and creditors. Management constantly monitors and maintains appropriate levels of assets and liabilities so as to provide adequate funding sources to meet estimated customer deposit withdrawals and future loan requests. Subsidiary banks have access to overnight federal funds lines with various financial institutions, which can be drawn upon for short-term liquidity needs. Subsidiary banks’ utilization of this funding was significantly reduced during the third quarter in order to provide greater ongoing liquidity flexibility. See “Current levels of market volatility are unprecedented and may result in disruptions in our ability to access sources of funds, which may negatively affect our capital resources and liquidity” in “Part II — Item 1A — Risk Factors” of this report.
The Parent Company requires cash for various operating needs including payment of dividends to shareholders, acquisitions, capital infusions into subsidiaries, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the subsidiary banks, which are governed by certain rules and regulations of various state and federal banking regulatory agencies. As a short-term liquidity source, the Parent Company has access to a $25 million line of credit with an unaffiliated banking organization. There were no borrowings outstanding on this line of credit at September 30, 2008. The Parent Company has historically enjoyed a solid reputation and credit standing in the capital markets and historically has been able to raise funds in the form of either short or long-term borrowings or equity issuances. Maintaining adequate credit ratings is essential to Synovus’ continued access to these capital market funding sources. Given the weakened economy and current market conditions, there is no assurance that the Parent Company will, if it chooses to do so, be able to obtain new borrowings or issue additional equity on terms that are satisfactory. Synovus believes that the sources of liquidity discussed above are sufficient to meet its anticipated funding needs.
Synovus has applied to participate in the U.S. Treasury Department’s capital purchase program, which could add approximately $320 to $970 million of Tier I capital to Synovus’ balance sheet based on Synovus’ total risk-weighted assets as of June 30, 2008.
The consolidated statements of cash flows detail cash flows from operating, investing, and financing activities. For the nine months ended September 30, 2008, operating activities provided net cash of $592.3 million, investing activities used $2.07 billion, and financing activities provided $1.30 billion, resulting in a decrease in cash and due from banks of $185.2 million.

Earning Assets, Sources of Funds, and Net Interest Income
Average total assets of continuing operations for the first nine months of 2008 were $33.7 billion, an increase of 7.7% compared to the first nine months of 2007. Average earning assets increased 6.5% in the first nine months of 2008 compared to the same period in 2007, and represented 91.7% of average total assets. Average deposits increased $1.01 billion, average federal funds purchased and other short-term liabilities increased $218.6 million, average long-term debt increased $480.7 million, and average shareholders’ equity increased $595.3 million for the nine months ended September 30, 2008 as compared to the same period last year. This growth provided the funding for $1.83 billion growth in average net loans, $98.3 million growth in average investment securities (available for sale and trading securities), and a $59.3 million increase in federal funds sold and securities purchased under resale agreements.
Net interest income for the nine months ended September 30, 2008 was $819.9 million, a decrease of $42.4 million, or 4.9%, compared to $862.3 million for the nine months ended September 30, 2007. Net interest income for the three months ended September 30, 2008 was $267.8 million, a decrease of $23.0 million, or 7.9%, from $290.8 million for the three months ended September 30, 2007.
The net interest margin for the nine months ended September 30, 2008 was 3.57%, down 44 basis points from 4.01% for the nine months ended September 30, 2007. Compared to the nine months ended September 30, 2007, earning asset yields decreased by 166 basis points. Loan yields declined by 192 basis points, primarily due to a 280 basis point decline in the average prime rate and higher levels of nonperforming loans and interest charge-offs. The decline in earning asset yields was partially offset by a 122 basis point decline in the effective cost of funds. The most significant decreases in funding costs were realized in brokered money markets, which declined by 273 basis points, federal funds purchased and other short term liabilities, which declined by 244 basis points and core money markets, which declined by 199 basis points.
On a sequential quarter basis, net interest income decreased by $5.6 million, while the net interest margin decreased 15 basis points to 3.42%. Approximately 5 basis points of this decrease was due to growth in brokered deposits which were utilized to significantly decrease our federal funds purchased position. The remainder of the decline was primarily due to lower average short-term rates and the continued very competitive deposit markets. Yields on earning assets declined by 15 basis points as loan yields decreased by 17 basis points. This decrease was driven by an 8 basis point decrease in the average prime rate, a higher level of non-performing loans and interest charge-offs, and paydowns on higher yielding fixed rate loans. The effective cost of funds decreased by 1 basis point. Effective cost of funds was positively impacted by an overall lower level of short-term rates. The effective cost of funds was negatively impacted by the previously mentioned shift to brokered deposits from federal funds purchased and a continued customer preference for higher cost time deposits.
The direction of the margin during the remainder of 2008 will be significantly influenced by deposit pricing competition, trends in credit costs, and additional Federal Reserve Bank interest rate reductions. Based on current information, these factors are expected to produce a further modest decline in the margin in the fourth quarter.
Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below:

	2008			2007
	Third	Second	First	Fourth	Third
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Interest Earning Assets
Taxable investment securities	$3,670,315	$3,556,381	3,485,370	3,496,843	3,495,017
Yield	4.91%	5.00%	5.01	4.90	4.82
Tax-exempt investment securities	$128,241	$137,606	154,408	164,587	170,211
Yield	6.74%	7.34%	7.00	6.82	6.72
Trading account assets	$30,584	$26,531	36,652	29,698	56,217
Yield	6.77%	5.88%	6.96	7.05	7.15
Commercial loans	$23,302,028	$23,183,128	22,763,954	22,157,460	21,820,687
Yield	5.78%	5.96%	6.79	7.69	8.13
Consumer loans	$1,006,685	$966,111	931,644	928,942	915,847
Yield	7.34%	7.53%	7.86	8.05	8.17
Mortgage loans	$1,312,166	$1,252,275	1,241,018	1,237,962	1,152,621
Yield	6.38%	6.54%	6.84	7.04	7.10
Credit card loans	$292,239	$291,143	296,428	285,410	277,445
Yield	8.72%	8.60%	9.65	10.26	10.96
Home equity loans	$1,656,387	$1,605,601	1,557,852	1,517,510	1,444,411
Yield	5.15%	5.31%	6.48	7.34	7.80
Allowance for loan losses	$(422,331)	$(397,392)	(381,695)	(357,283)	(335,406)

Loans, net	$27,147,174	$26,900,866	26,409,201	25,770,001	25,275,605
Yield	5.95%	6.12%	6.94	7.79	8.21
Mortgage loans held for sale	$108,873	$157,049	121,806	108,044	176,448
Yield	6.91%	5.86%	5.57	6.12	6.91
Federal funds sold and other short-term investments	$211,323	$201,081	128,381	110,745	85,094
Yield	1.88%	1.83%	3.41	4.63	5.76

Total Interest Earning Assets	$31,296,510	$30,979,514	30,335,818	29,679,918	29,258,592
Yield	5.81%	5.96%	6.69	7.42	7.78

Interest Bearing Liabilities
Interest bearing demand deposits	$3,076,447	$3,154,884	3,200,650	3,200,408	3,047,279
Rate	1.07%	1.10%	1.56	1.99	2.24
Money market accounts	$6,771,080	$6,826,724	7,017,644	7,502,063	7,421,900
Rate	2.19%	2.15%	2.98	3.92	4.40
Savings deposits	$457,526	$461,970	448,581	454,204	479,479
Rate	0.25%	0.25%	0.28	0.35	0.48
Time deposits under $100,000	$3,055,465	$2,814,714	2,777,764	2,790,869	2,917,089
Rate	3.69%	3.97%	4.44	4.69	4.81
Time deposits over $100,000 (less brokered time deposits)	$4,731,468	$4,316,454	4,171,716	4,006,350	4,029,091
Rate	3.79%	4.09%	4.69	4.98	5.12

Total interest bearing core deposits	$18,091,986	$17,574,746	17,616,355	17,953,894	17,894,838
Rate	2.62%	2.68%	3.29	3.84	4.16
Brokered money market accounts	$1,271,113	$1,082,805	854,385	467,346	476,377
Rate	2.27%	2.54%	3.50	4.89	5.34
Brokered time deposits	$3,968,783	$3,495,947	3,300,677	2,941,592	3,188,310
Rate	3.61%	3.64%	4.35	4.98	5.19

Total interest bearing deposits	$23,331,882	$22,153,498	21,771,417	21,362,832	21,559,525
Rate	2.77%	2.82%	3.46	4.02	4.33
Federal funds purchased and other short-term liabilities	$1,459,097	$2,302,986	2,253,640	2,472,339	1,930,598
Rate	1.94%	2.03%	3.18	4.37	4.84
Long-term debt	$2,119,321	$2,048,213	1,930,412	1,819,198	1,660,788
Rate	3.32%	3.44%	4.21	5.08	5.32

Total Interest Bearing Liabilities	$26,910,300	$26,504,697	25,955,469	25,654,369	25,150,911
Rate	2.77%	2.80%	3.48	4.12	4.43

Non-interest bearing demand deposits	$3,463,563	$3,448,794	3,338,106	3,422,684	3,405,622

Net Interest Margin	3.42%	3.57%	3.71	3.86	3.97

Yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the nine months ended September 30, 2008 and 2007 are presented below:

	Nine Months Ended September 30,
(dollars in thousands)	2008	2007
Interest Earning Assets
Taxable Investment Securities	$3,571,053	3,406,372
Yield	4.96%	4.79
Tax-Exempt Investment Securities	$140,042	177,748
Yield	7.03%	6.76
Trading Account Assets	$31,254	59,881
Yield	6.48%	6.34
Commercial Loans	$23,082,533	21,603,021
Yield	6.17%	8.19
Consumer Loans	$968,287	913,411
Yield	7.57%	8.11
Mortgage Loans	$1,268,645	1,115,304
Yield	6.58%	7.04
Credit Card Loans	$293,266	274,357
Yield	9.00%	10.92
Home Equity Loans	$1,606,795	1,412,360
Yield	5.63%	7.77
Allowance for Loan Losses	$(400,553)	(327,534)

Loans, Net	$26,818,973	24,990,919
Yield	6.33%	8.25
Mortgage Loans Held for Sale	$129,168	166,823
Yield	6.08%	6.41
Federal funds Sold and Other Short-Term Investments	$180,375	121,097
Yield	2.18%	5.50

Total Interest Earning Assets	$30,870,865	28,992,840
Yield	6.15%	7.80

Interest Bearing Liabilities
Interest Bearing Demand Deposits	$3,143,747	3,100,661
Rate	1.25%	2.27
Money Market Accounts	$6,871,184	7,207,331
Rate	2.45%	4.44
Savings Deposits	$456,031	493,197
Rate	0.26%	0.58
Time Deposits under $100,000	$2,883,278	2,991,486
Rate	4.02%	4.81
Time Deposits over $100,000 (less brokered time deposits)	$4,407,732	4,082,663
Rate	4.17%	5.15

Total Interest Bearing Core Deposits	$17,761,972	17,875,338
Rate	2.86%	4.18
Brokered Money Market Accounts	$1,070,170	421,078
Rate	2.69%	5.42
Brokered Time Deposits	$3,589,857	3,131,998
Rate	3.84%	5.11

Total Interest Bearing Deposits	$22,421,999	21,428,414
Rate	2.88%	4.24
Federal funds Purchased and Other Short-Term Liabilities	$2,003,248	1,784,656
Rate	2.40%	4.84
Long-Term Debt	$2,032,965	1,552,251
Rate	3.58%	5.14

Total Interest Bearing Liabilities	$26,458,212	24,765,321
Rate	3.01%	4.43

Non-Interest Bearing Demand Deposits	$3,416,978	3,405,065

Net Interest Margin	3.57%	4.01

The following table summarizes the components of net interest income for the nine and three months ended September 30, 2008 and 2007, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Interest income	$1,417,243	1,684,617	455,223	572,226
Taxable-equivalent adjustment	3,487	3,857	1,177	1,228

Interest income, Taxable-equivalent	1,420,730	1,688,474	456,400	573,454
Interest expense	597,375	822,354	187,425	281,387

Net interest income, Taxable-equivalent	$823,355	866,120	268,975	292,067

Non-Interest Income
The following table summarizes non-interest income for the nine and three months ended September 30, 2008 and 2007.

	Nine months ended		Three months ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Service charges on deposit accounts	$82,594	83,157	28,132	28,736
Fiduciary and asset management fees	37,612	37,652	12,095	12,524
Brokerage and investment banking revenue	25,591	23,381	7,898	8,123
Mortgage banking income	18,323	20,876	4,476	5,955
Bankcard fees	39,788	35,370	13,371	11,923
Net gains on sales of available for sale investment securities	—	891	—	186
Other fee income	30,039	29,749	8,773	9,910
Other operating income	39,957	39,620	11,158	14,817
Increase in fair value of private equity investments, net	17,998	16,415	13,052	11,102
Proceeds from sale of MasterCard shares	16,186	2,918	—	2,918
Proceeds from redemption of Visa shares	38,542	—	—	—

Total non-interest income	$346,630	290,029	98,955	106,194

Total non-interest income for the nine months ended September 30, 2008 was $346.6 million, up 19.5%, from the same period in 2007. Excluding the $38.5 million gain on redemption of Visa shares and the $16.2 million gain on the sale of MasterCard shares, total non-interest income decreased $4.8 million, or 1.7%, compared to same period a year ago. Total non-interest income for the three months ended September 30, 2008 was $99.0 million, down 6.8% compared to the same period in 2007.

Service charges on deposit accounts, the single largest component of fee income, were $82.6 million and $28.1 million, respectively, for the nine and three months ended September 30, 2008, down 0.7% and 2.1% from the same periods in 2007, respectively. Service charges on deposit accounts consist of non-sufficient funds (NSF) fees (which represent 63.6% and 64.0% of the total for the nine and three months ended September 30, 2008), account analysis fees, and all other service charges.
NSF fees for the nine and three months ended September 30, 2008 were $52.5 million and $18.0 million, down $5.3 million, or 9.2%, and $2.2 million, or 10.9% compared to the same periods in 2007. Account analysis fees were $17.4 million and $5.9 million for the nine and three months ended September 30, 2008, respectively, and increased by $6.3 million, or 57.1%, and $2.1 million, or 53.3%, compared to the same periods in the prior year. The increase in account analysis fees was primarily due to lower earnings credits on commercial demand deposit accounts. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $12.7 million and $4.2 million for the nine and three months ended September 30, 2008, respectively, down $1.5 million, or 10.9%, and $465 thousand, or 9.9%, compared to the same periods in 2007. The decline in all other service charges for the nine and three months ended September 30, 2008 was largely due to a continued market emphasis of checking accounts with no monthly service charge and a decline in check-related fees.
Financial management services revenues (which primarily consist of fiduciary and asset management fees, brokerage and investment banking revenue, and customer interest rate swap revenue which is included in other fee income) increased 6.9% to $74.5 million for the nine months ended September 30, 2008, and decreased 5.2% to $22.6 million for the three months ended September 30, 2008, as compared to the same periods in 2007. The financial management services revenue growth for the nine months ended September 30, 2008 was led by increases in fees from customer interest rate swaps and brokerage revenues, while the decline for the three months ended September 30, 2008 was due to declines in fees from customer interest rate swaps.
Mortgage banking income decreased $2.6 million, or 12.2%, for the nine months ended September 30, 2008, and decreased $1.5 million, or 24.8%, for the three months ended September 30, 2008 as compared to the same periods in 2007. The decline was primarily related to the decline in mortgage production, which declined $192.7 million, or 16.9% and $84.7 million, or 24.2%, for the nine and three months ended September 30, 2008 compared to the same periods in the prior year. The results for the nine months ended September 30, 2008 also included a $1.2 million increase in revenues due to the adoption of the SEC’s Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.”
Other operating income remained relatively flat for the nine months ended September 30, 2008, increasing $337 thousand, or 0.9%, and decreasing $3.7 million, or 24.7%, for the three months ended September 30, 2008, as compared to the same periods in 2007. The decline in other operating income for the three months ended September 30, 2008 was primarily related to a decline in card services fees of $1.3 million, and a decrease in earnings from equity-method investments of $1.3 million.

During the three months ended June 30, 2008, MasterCard conducted a conversion and sale program permitting the sale of a limited number of Class B shares, which are otherwise subject to restrictions on sale until 2010. Synovus recognized a gain of $16.2 million on the sale of a portion of its shares under the conversion and sale program.
During the nine months ended September 30, 2008, Synovus recognized a pre-tax gain of $38.5 million on redemption of a portion of its membership interest in Visa, Inc. as a result of Visa’s initial public offering (the Visa IPO). For further discussion of Visa, see the section titled “Visa, Inc. Initial Public Offering and Litigation Expense” above and the section titled “Non-Interest Expense” below.
Non-Interest Expense
The following table summarizes non-interest expense for the nine and three months ended September 30, 2008 and 2007.

	Nine months ended		Three months ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Salaries and other personnel expense	$346,342	345,690	114,535	115,941
Net occupancy and equipment expense	93,188	82,914	31,852	28,055
FDIC insurance and other regulatory fees	18,210	7,239	5,960	2,541
Foreclosed real estate	64,764	2,812	43,205	1,662
Losses on impaired loans held for sale	9,944	—	—	—
Goodwill impairment	36,887	—	9,887	—
Professional fees	20,311	14,948	6,916	4,703
Restructuring charges	13,299	—	9,048	—
Other operating expenses	150,559	139,281	47,334	47,523
Visa litigation expense (recovery)	(11,082)	12,000	6,347	12,000

Total non-interest expense	$742,422	604,884	275,084	212,425

Non-interest expense increased by 22.7% and 29.5% for the nine and three months ended September 30, 2008, compared to the same periods in the prior year. Excluding changes in the Visa litigation accrual, the charge for impairment of goodwill, and the restructuring charges, non-interest expense increased by 18.6% and 24.6% for the nine and three months ended September 30, 2008, respectively.
For the nine and three months ended September 30, 2008, salaries and other personnel expenses increased by $652 thousand, or 0.2%, and decreased $1.4 million, or 1.2%, compared to the same periods in the prior year. The 2008 amounts reflect a reduction in accruals for performance-based pay and in the total number of employees. Total employees at September 30, 2008 were 7,001, down 274 compared to June 30, 2008, and down 279 compared to the prior year.
Net occupancy and equipment expense increased $10.3 million, or 12.4%, and $3.8 million, or 13.5%, for the nine and three months ended September 30, 2008 compared to the same periods in the prior year. The increase in occupancy and equipment expenses for the nine months ended September 30, 2008 include approximately $2.8 million in costs associated with the net addition of 12 new branch locations.

During 2007, the FDIC reinstituted the FDIC insurance assessment. In conjunction with the reinstituted assessment, the FDIC granted credits, which were fully utilized by early 2008. The increase in FDIC insurance and regulatory fees is substantially the result of expense recognized in 2008, following full recognition of credits associated with the FDIC insurance assessment. Synovus expects to record additional FDIC expense over the next fifteen months related to its voluntary participation in the FDIC Temporary Liquidity Guarantee Program beyond the initial 30-day program offered by all banks in conjunction with the FDIC. This FDIC program allows Synovus to offer 100% deposit protection for non-interest bearing deposit transaction accounts regardless of dollar amount at FDIC-insured institutions. The Liquidity Guarantee Program can be voluntarily offered by banks to customers through the end of 2009. FDIC insurance expense will further increase in 2009 due to the FDIC’s recent approval of an increase in assessment rates for all banks beginning on January 1, 2009.
The increase in professional fees for both the nine and three months ended September 30, 2008 includes legal fees paid in connection with the FDIC investigation, which is discussed in Part II - Item 1: Legal Proceedings.
Restructuring charges of $13.3 million and $9.0 million for the nine and three months ended September 30, 2008 are comprised of implementation costs for Project Optimus. The nine and three months ended September 30, 2008 includes $2.4 million and $1.6 million, respectively, in severance charges.
The increase in other operating expenses for the nine months ended September 30, 2008 reflects the $2.4 million civil money penalty, discussed in Part II — Item 1: Legal Proceedings, and a $4.1 million provision for unfunded commitments. Synovus has historically assessed the loss exposure associated with unfunded loan commitments and letters of credit at each financial statement date. Previous assessments have resulted in inconsequential estimated loss exposure amounts. The negative credit migration that occurred during the second quarter of 2008 in certain credits resulted in an estimated loss exposure of $4.1 million.
During the second half of 2007, Synovus recognized litigation expenses of $36.8 million associated with indemnification obligations arising from Synovus’ ownership interest in Visa. During the nine months ended September 30, 2008, Synovus reversed $17.4 million of the accrued litigation expense it recognized in the second half of 2007 as its proportionate share of the $3.0 billion escrow fund established by Visa to settle covered litigation out of the Visa IPO proceeds. On October 27, 2008, Visa announced the settlement terms of its litigation with Discover. Synovus recognized an additional $6.3 million litigation expense during the three months ended September 30, 2008 in conjunction with Visa’s settlement of the Discover litigation. For further discussion of Visa, see the above sections titled “Visa, Inc. Initial Public Offering and Litigation Expense” and “Non-Interest Income.”

Income Tax Expense

	Nine months
	ended September	Six months ended
(in millions)	30, 2008	June 30, 2008
Income from continuing operations	$81.7	$146.0
Income tax expense	$28.7	$53.0
Effective tax rate	35.2%	36.3%
The year to date effective income tax rate decreased by 1.1% during the three months ended September 30, 2008. This change was primarily driven by a decrease in Synovus’ income, offset by the permanent add back for goodwill impairment of $9.9 million. For the nine months September 30, 2008 and the six months ended June 30, 2008, non-deductible charges for goodwill impairment were $36.9 million and $27.0 million, respectively.
At September 30, 2008, Synovus concluded that it did not need a valuation allowance for deferred income tax assets resulting from Florida net operating losses as the losses are expected to be utilized prior to expiring.
Synovus adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 on January 1, 2007. As of September 30, 2008 and June 30, 2008, Synovus had total unrecognized tax benefits of $5.7 million and $6.4 million, respectively. The net decrease was primarily due to the expiration of the statute of limitations in certain taxing jurisdictions. During the next twelve months, Synovus expects that approximately $442 thousand of uncertain tax positions will be either settled or resolved.
Dividends per Share
As a result of the TSYS spin-off, Synovus adjusted its cash dividend so that Synovus shareholders who retained their TSYS shares would initially receive, in the aggregate, the same cash dividends per share that were paid before the spin-off. As a result, Synovus adjusted its quarterly cash dividend for the three months ended March 31 and June 30, 2008 to $0.1700 per share, respectively. For the same periods in the prior year (prior to the TSYS spin-off), Synovus paid a quarterly cash dividend of $0.2050 per share. On September 10, 2008, Synovus announced that its Board of Directors had voted to reduce its dividend by 65% to $0.06 per share to further strengthen Synovus’ financial position by preserving its capital base. Dividends per share for the nine months ended September 30, 2008 and 2007 were $0.4000 and $0.6150, respectively.
Management closely monitors trends and developments in credit quality, liquidity, financial markets and other economic trends, as well as regulatory requirements, all of which impact Synovus’ capital position, and will continue to periodically review dividend levels to determine if they are appropriate in light of these factors. In addition, if Synovus’ application to participate in the TARP Capital Purchase Program is approved, Synovus will not be permitted to increase the dividend rate on its common stock without approval from the Treasury.
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

ITEM 3 — QUANTITATIVE AND
QUALITATIVE DISCLOSURES ABOUT
MARKET RISK
Interest rate risk is the primary market risk to which Synovus is potentially exposed. As of the end of the third quarter, the interest rate sensitivity of Synovus has increased as compared to December 31, 2007. A further decline in short-term interest rates would be expected to have a negative impact on net interest income. Limited ability to lower rates on money market and interest-bearing demand deposits is a significant component of the expected negative impact. Continued customer preference for fixed rate time deposits is also expected to have a negative impact in a declining rate scenario. A rising rate environment would be expected to have a moderately positive impact on net interest income. A rising rate environment would positively impact overall loan yields, as loan growth has been more concentrated in variable rate loans this year.
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
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the targeted federal funds rate at 1.50%. Synovus has modeled the impact of an increase and decrease in short-term rates of 100 basis points to determine the sensitivity of net interest income for the next twelve months. The 100 basis point decrease scenario assumes a 50 basis point decrease on October 29 and two additional 25 basis point decreases by January 2009. The 100 basis point increase scenario assumes more gradual increases of 25 basis points per quarter. The following table represents the estimated sensitivity of net interest income to these changes in short term interest rates at September 30, 2008, with comparable information for December 31, 2007.

	Estimated % Change in Net Interest Income
Change in Short-Term	as Compared to Unchanged Rates
Interest Rates	(for the next twelve months)
(in basis points)	September 30, 2008	December 31, 2007
+ 100	0.8%	(0.1)%
- 100	(3.0)%	(1.5)%
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
ITEM 1 — LEGAL PROCEEDINGS
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
CB&T and the FDIC also entered into an Order for Restitution pursuant to which CB&T agreed to establish and maintain an account in the amount of $7.5 million to ensure the availability of restitution with respect to categories of consumers, specified by the FDIC, who activated Aspire credit card accounts issued pursuant to the Affinity Agreement on or before May 31, 2005. The FDIC may require the account to be applied under the following circumstances: (1) if CompuCredit is required by an order or other agreement with the FDIC or the Federal Trade Commission (FTC), including an order or agreement issued or made pursuant to a settlement arrangement, to pay restitution to any consumers who activated their Aspire credit cards before May 31, 2005, and CompuCredit defaults, in whole or in part, on its obligation to make the required restitution, the FDIC may require the account to be applied to the extent of such default; or (2) if the FDIC and the FTC are unable to obtain an order or agreement requiring

CompuCredit to pay restitution to any consumers who activated their Aspire credit cards before May 31, 2005, because of a reason other than the merits of their claims and despite making reasonable efforts to do so, the FDIC may require the account to be applied in full. This $7.5 million account represents a contingent liability of CB&T. At September 30, 2008, CB&T has not recorded a liability for this contingency. Any amounts paid from the restitution account are expected to be subject to the indemnification provisions of the Affinity Agreement described above. Synovus does not currently expect that the settlement will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.
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

ITEM 1A — RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the period ended June 30, 2008, which could materially affect our business, financial position, results of operations or cash flows or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q are not the only risks facing Synovus. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, results of operations or cash flows or future results.
Other than the risk factors set forth below, there were no material changes during the period covered by this Report to the risk factors previously disclosed in the Synovus’ Annual Report on Form 10-K for the year ended December 31, 2007 and Quarterly Report on Form 10-Q for the period ended June 20, 2008.
There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.
On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by the U.S. Department of Treasury (“Treasury”) in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “TARP Capital Purchase Program”). On October 14, 2008, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act (“FDA”) pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”).
There can be no assurance, however, as to the actual impact that the EESA and its implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.
The impact on us of recently enacted legislation, in particular the EESA and its implementing regulations, and actions by the FDIC, cannot be predicted at this time.
The programs established or to be established under the EESA and Troubled Asset Relief Program may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. Synovus has applied to participate in the TARP Capital Purchase Program. No assurance can be given that our application will be approved or regarding the level of capital we may receive if our application is approved. For example, participation in the TARP Capital Purchase Program will limit (without the consent of the Treasury) our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding. It will also subject us to additional executive compensation restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the FDA, whether we participate or not, may have an adverse effect on us. Participation in the FDIC Temporary Liquidity Guarantee Program likely will require the payment of additional insurance premiums to the FDIC. We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The affects of participating or not participating in any such programs, and the extent of our participation in such programs cannot reliably be determined at this time.
Any reduction in our credit rating could increase the cost of our funding from the capital markets.
Although our long-term debt is currently rated investment grade by the major rating agencies, there can be no assurance that Synovus will retain these ratings. These rating agencies regularly evaluate us, and their ratings of our long-term debt are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the housing and financial markets, there can be no assurance that we will maintain our current ratings. Our failure to maintain those ratings could adversely affect the cost and other terms upon which we are able to obtain funding.
We may not realize the expected benefits from Project Optimus.
Project Optimus, launched in April 2008, is a team member-driven effort to create an enhanced banking experience for our customers and a more efficient organization that delivers greater value for Synovus shareholders. As a result of this process, Synovus plans to implement ideas over the next twenty four months which are expected to increase annual pre-tax earnings by approximately $75 million. Synovus’ future results may potentially impacted by the results of the implementation of the Project Optimus initiatives. The amounts of efficiency gains and earnings from new revenue growth initiatives are generally based on estimates and assumptions regarding future business performance and operating expenses. These estimates and assumptions may or may not prove to be inaccurate in some respects. In addition, Synovus is subject to various risks inherent in its business. These risks may cause the anticipated cost savings and revenue enhancements from Project Optimus not to be achieved in their entirety, not to be accomplished within the expected time frame, or to result in implementation charges beyond those currently contemplated or could result in some other unanticipated adverse impact. Furthermore, the implementation of cost savings ideas may have unintended impacts on Synovus’ ability to attract and retain business and customers, while revenue enhancement ideas may not be successful in the marketplace or may result in unintended costs. Assumed attrition required to achieve workforce reductions may not come in the right places or at the right times to meet planned goals. Accordingly, we cannot guarantee that the anticipated benefits from Project Optimus will be realized.

Current levels of market volatility are unprecedented, and may result in disruptions in our ability to access sources of funds, which may negatively affect our capital resources and liquidity.
In managing our consolidated balance sheet, we depend on access to a variety of sources of funding to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our customers. Sources of funding available to us, and upon which we rely as regular components of our liquidity and funding management strategy, include inter-bank borrowings and brokered deposits. In addition, we have applied to participate in the TARP Capital Purchase Program. We have also historically enjoyed a solid reputation in the capital markets and historically have been able to raise funds in the form of either short or long-term borrowings or equity issuances. Recently, the volatility and disruption in the capital and credit markets has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, our ability to access certain of our sources of funding may be disrupted. If Synovus is not successful in obtaining approval of its Capital Purchase Program application from the Treasury, Synovus’ access to capital markets and funding could be adversely impacted and could become more costly.

ITEM 2 — UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS
In prior periods, Synovus received previously owned shares of its common stock in payment of the exercise price of stock options and shares withheld to cover taxes on vesting for non-vested shares granted. No shares of Synovus common stock were delivered during the three months ended September 30, 2008.

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

SYNOVUS FINANCIAL CORP.
Date: November 10, 2008	BY:	/s/ Thomas J. Prescott
Thomas J. Prescott
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Synovus, as amended, incorporated by reference to Exhibit 3.1 of Synovus’ Quarterly Report on Form 10- Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006

3.2	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated July 24, 2008, filed with the SEC on July 28, 2008

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report