Form 10-Q/A
period 2008-09-30
SYNOVUS FINANCIAL CORP
filed 2008-11-12
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note
This Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2008 (the “Report”) is being filed to correct the disclosure in the last paragraph of the section entitled “Deposits” (page 47). The correct amount of shared deposit balances that Synovus has added since September 30, 2008 is approximately $690 million. There are no other changes to the Report.
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
Because of our multiple charter structure, Synovus has the ability to offer certain shared deposit products that have helped to drive core deposit growth during the quarter. Synovus’ Shared CD and Money Market accounts offer customers the unique opportunity to access up to $8 million in FDIC insurance by spreading deposits across its 32 separately-chartered banks. Shared products at the end of the quarter were $887.6 million, having grown $584.2 million during the quarter. Since September 30, 2008, Synovus has added approximately $690 million in shared deposit balances.
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

SYNOVUS FINANCIAL CORP.
Date: November 12, 2008	BY:	/s/ Thomas J. Prescott
Thomas J. Prescott
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Synovus, as amended, incorporated by reference to Exhibit 3.1 of Synovus’ Quarterly Report on Form 10- Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006

3.2	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated July 24, 2008, filed with the SEC on July 28, 2008

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report