Form 10-K
period 2008-12-31
SYNOVUS FINANCIAL CORP
filed 2009-03-02
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
Commission file number 1-10312
SYNOVUS FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Georgia	58-1134883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Bay Avenue	31901
Suite 500, Columbus, Georgia	(Zip Code)
(Address of principal executive officers)
Registrant’s telephone number, including area code: (706) 649-2311
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1.00 Par Value	New York Stock Exchange
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
     YES ☐      NO ☑
     As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,254,962,134 based on the closing sale price as reported on the New York Stock Exchange on June 30, 2008.
     As of February 13, 2009, there were 330,369,072 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the 2008 Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2009 (“Proxy Statement”)	Part III

Financial Appendix for the year ended December 31, 2008 to the Proxy Statement (“Financial Appendix”)	Parts I, II, III and IV

Part I
  In this report, the words “Synovus,” “the Company,” “we,” “us” and “our” refer to the combined entities of Synovus Financial Corp. and its wholly owned subsidiaries, except where the context requires otherwise.
FORWARD-LOOKING STATEMENTS
     Certain statements made or incorporated by reference in this document which are not statements of historical fact, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this document, constitute forward-looking statements within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to Synovus’ beliefs, plans, objectives, goals, targets, expectations, anticipations, assumptions, estimates, intentions and future performance and involve known and unknown risks, many of which are beyond Synovus’ control and which may cause the actual results, performance or achievements of Synovus or the commercial banking industry or economy generally, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.
  All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus’ use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “should,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus’ future business and financial performance and/or the performance of the commercial banking industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus’ ability to control or predict. These factors include, among others, those discussed under “Risk Factors” in Part I, Item 1A of this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report, and each of the following factors:
(1)	competitive pressures arising from aggressive competition from other financial service providers;

(2)	further deteriorations in credit quality, particularly in residential construction and commercial development real estate loans, may continue to result in increased non-performing assets and credit losses, which could adversely impact us;

(3)	declining values of residential and commercial real estate may result in further write-downs of assets and realized losses on diposition of non-performing assets, which may increase our credit losses and negatively affect our financial results;

(4)	inadequacy of our allowance for loan losses, or the risk that the allowance may prove to be inadequate or may be negatively affected by credit risk exposures;

(5)	our ability to manage fluctuations in the value of our assets and liabilities to maintain sufficient capital and liquidity to support our operations;

(6)	the concentration of our nonperforming assets in certain geographic regions and with affiliated borrower groups;

(7)	changes in the interest rate environment which may increase funding costs or reduce earning assets yields, thus reducing margins;

(8)	the impact on our borrowing costs, capital costs and our liquidity if we do not retain our current credit ratings;

(9)	restrictions or limitations on access to funds from subsidiaries, thereby restricting our ability to make payments on our obligations or dividend payments;

(10)	the availability and cost of capital and liquidity;

(11)	changes in accounting standards, particularly those related to determination of allowance for loan losses and fair value of assets;

(12)	slower than anticipated rates of growth in non-interest income and increased non-interest expense;

(13)	changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which Synovus is perceived in such markets, including a reduction in our debt ratings;

(14)	the impact on our financial results if we do not have sufficient future taxable income to fully realize the benefits of deferred tax assets;

(15)	the strength of the U.S. economy in general and the strength of the local economies and financial markets in which operations are conducted may be different than expected;

(16)	the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board;

(17)	inflation, interest rate, market and monetary fluctuations;

(18)	the impact of the Emergency Economic Stabilization Act, the American Recovery and Reinvestment Act, the Financial Stability Plan and other recent and proposed changes in governmental policy, laws and regulations, including proposed and recently enacted changes in the regulation of banks and financial institutions, or the interpretation or application thereof, including restrictions, limitations and/or penalties arising from banking, securities and insurance laws, regulations and examinations;

(19)	the impact on our financial results, reputation and business if we are unable to comply with all applicable federal and state regulations;

(20)	the costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, including, without limitation, the pending litigation with CompuCredit Corporation relating to CB&T’s Affinity Agreement with CompuCredit;

(21)	the volatility of our stock price;

(22)	the actual results achieved by our implementation of Project Optimus, and the risk that we may not achieve the anticipated cost savings and revenue increases from this initiative;

(23)	the impact on the valuation of our investments due to market volatility or counterparts payment risk; and

(24)	other factors and other information contained in this document and in other reports and filings that Synovus makes with the SEC under the Exchange Act.
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
Item 1. Business
General
     Synovus Financial Corp. is a diversified financial services company and a registered bank holding company based in Columbus, Georgia. We provide integrated financial services including commercial and retail banking, financial management, insurance, mortgage and leasing services to our customers through 31 wholly owned subsidiary banks and other offices in Georgia, Alabama, South Carolina, Florida and Tennessee. As of December 31, 2008, we had approximately $35.8 billion in assets, $28.6 billion in total deposits and $3.8 billion in shareholders’ equity, and our banks ranged in size from $209.0 million to $6.48 billion in total assets.
     Additional information relating to our business and our subsidiaries is set forth below and is included under the Section “Management’s Discussion and Analysis” which is set forth on pages F-55 through F-100 of the Financial Appendix which are incorporated in this document by reference.
     We were incorporated under the laws of the State of Georgia in 1972. Our principal executive offices are located at 1111 Bay Avenue, Suite 500, Columbus, Georgia 31901 and our telephone number at that address is (706) 644-1930. Our common stock is traded on the New York Stock Exchange under the symbol “SNV.”

Banking Operations
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
     As of December 31, 2008, we operated the following 31 wholly owned bank subsidiaries in the following states:

State of
Name	Incorporation
CB&T Bank of East Alabama	Alabama
Community Bank & Trust of Southeast Alabama	Alabama
The Bank of Tuscaloosa	Alabama
Sterling Bank	Alabama
First Commercial Bank of Huntsville	Alabama
First Commercial Bank	Alabama
The Tallahassee State Bank	Florida
Coastal Bank and Trust of Florida	Florida
First Coast Community Bank	Florida
Synovus Bank	Florida
Synovus Bank of Jacksonville	Florida
Columbus Bank and Trust Company	Georgia
Commercial Bank	Georgia
Commercial Bank & Trust Company of Troup County	Georgia
Security Bank and Trust Company of Albany	Georgia
Sumter Bank and Trust Company	Georgia
The Coastal Bank of Georgia	Georgia
First State Bank and Trust Company of Valdosta	Georgia
Bank of Coweta	Georgia
First Community Bank of Tifton	Georgia
CB&T Bank of Middle Georgia	Georgia
Sea Island Bank	Georgia
Citizens First Bank	Georgia
AFB&T	Georgia
Bank of North Georgia	Georgia
Georgia Bank & Trust	Georgia
The Bank of Nashville	Tennessee
Trust One Bank	Tennessee
Cohutta Banking Company	Tennessee
The National Bank of South Carolina	National
The First National Bank of Jasper	National
     The following chart reflects the distribution of our branch locations as of December 31, 2008, in each of the states in which we conduct banking operations:

Branches
Georgia	150
Alabama	53
South Carolina	46
Florida	64
Tennessee	23

Total	336

Non-bank Subsidiaries
     In addition to our banking operations, we also provide various other financial services to our customers through the following wholly owned non-bank subsidiaries:
•	Synovus Securities, Inc., Columbus, Georgia, which specializes in professional portfolio management for fixed-income securities, investment banking, the execution of securities transactions as a broker/dealer and the provision of individual investment advice on equity and other securities;

•	Synovus Trust Company, N.A., Columbus, Georgia, which provides trust services;

•	Synovus Mortgage Corp., Birmingham, Alabama, which offers mortgage services;

•	Creative Financial Group, LTD., Atlanta, Georgia, which provides financial planning services; and

•	GLOBALT, Inc., Atlanta, Georgia, which provides asset management services.
     In addition to the operating non-bank subsidiaries described above, in December 2008, Synovus formed Broadway Asset Management, Inc. (“BAM”) as a non-bank subsidiary to purchase, from time to time, certain non-performing assets from Synovus’ subsidiary banks, assess the economics of disposal of these assets, and centrally and effectively manage the liquidation of these assets. As of December 31, 2008, BAM had acquired approximately $500 million of nonperforming assets and identified approximately $150 million of these assets for liquidation in the near term.
Spin-Off
     On December 31, 2007, we completed the spin-off of our shares of Total System Services, Inc. (“TSYS”) common stock to Synovus shareholders. TSYS provides electronic payment processing and related services to financial and nonfinancial institutions. The distribution of approximately 80.6% of TSYS’ outstanding shares we owned was made on December 31, 2007 to shareholders of record on December 18, 2007, the record date. Each Synovus shareholder received 0.483921 of a share of TSYS common stock for each share of Synovus common stock held as of the record date. See Note 2 of Notes to Consolidated Financial Statements on pages F-15 and F-16 of the Financial Appendix which is incorporated in this document by reference for additional information about the spin-off. As a result of the spin-off of TSYS, Synovus has only one business segment as defined by Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
Acquisitions
     In the past, we have pursued a strategy of acquiring banks and other financial services companies in order to augment our internal growth. In the future, when consistent with our overall business strategy, we may consider additional acquisition opportunities. See Note 4 of Notes to Consolidated Financial Statements on pages F-16 and F-17 and “Acquisitions” under the “Management’s Discussion and Analysis” Section on page F-63 of the Financial Appendix which are incorporated in this document by reference.
Supervision, Regulation and Other Factors
     Like all bank holding companies and financial holding companies, we are regulated extensively under federal and state law. In addition, our bank subsidiaries and certain of our nonbank subsidiaries are subject to regulation under federal and state law. The following discussion sets forth some of the elements of the bank regulatory framework applicable to us and certain of our subsidiaries. The regulatory framework is intended primarily for the protection of depositors and the Deposit Insurance Fund and not for the protection of security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.
     General. Bank holding companies and financial holding companies are subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act and by the Georgia Department of Banking and Finance under the bank holding company laws of the State of Georgia. Our national bank subsidiaries are subject to regulation and examination primarily by the Office of the Comptroller of the Currency, which we refer to as the OCC, and, secondarily, by the Federal Deposit Insurance Corporation, which we refer to as the FDIC. Our state-chartered banks, which are not members of the Federal Reserve System, are subject to primary regulation and examination by the FDIC and by their respective state banking departments - the Georgia Department of Banking and Finance, the Alabama Banking Department, the Florida Department of Financial Services or the Tennessee Department of Financial Institutions, as applicable. Numerous other federal and state laws, as well as regulations promulgated by the Federal Reserve Board, the state banking regulators, the OCC and the FDIC govern almost all aspects of the operations of our bank subsidiaries. Various federal and state bodies regulate and supervise our nonbank subsidiaries including our brokerage, investment advisory, insurance agency and processing operations. These include, but are not limited to, the Securities and Exchange Commission, the Financial Industry Regulatory Authority, federal and state banking regulators and various state regulators of insurance and brokerage activities.

     Permitted Activities. Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5 percent of the voting shares of any company engaged in the following activities:
•	banking or managing or controlling banks;

•	furnishing services to or performing services for our subsidiaries; and

•	any activity that the Federal Reserve Board determines to be so closely related to banking as to be a proper incident to the business of banking, including:
•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a nonbank depository institution, such as a savings association;

•	performing trust company functions;

•	providing financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.
     The Federal Reserve Board has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.
     Under the Bank Holding Company Act, a bank holding company may file an election with the Federal Reserve Board to be treated as a financial holding company and engage in an expanded list of financial activities, along with a certification that all of the company’s depository institution subsidiaries will be “well capitalized” and “well managed.” We have made such an election and are treated as a financial holding company. As such, we may engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies. If any of our banking subsidiaries ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary. In addition, if any of our banking subsidiaries receives a rating of less than satisfactory under the Community Reinvestment Act of 1977 we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, including those described above, the company must enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in, activities permissible only for a bank holding company that has elected to be treated as a financial holding company.
     Change in Control. Subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve Board approval prior to any person or company acquiring “control” of a bank or bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25 percent or more of any class of voting securities, and rebuttably presumed to exist if a person acquires 10 percent or more, but less than 25 percent, of any class of voting securities and either the company has registered securities under Section 12 of the Exchange Act or no other person owns a greater percentage of that class of voting securities immediately after the transaction. In certain cases, a company may also be presumed to have control under the Bank Holding Company Act if it acquires 5 percent or more of any class of voting securities. Our common stock is registered under Section 12 of the Exchange Act.
     On September 22, 2008, the Federal Reserve Board issued a policy statement on minority equity investments in banks and bank holding companies, that permits investors to (1) acquire up to 33 percent of the total equity of a target bank or bank holding company, subject to certain conditions, including (but not limited to) that the investing firm does not acquire 15 percent or more of any class of voting securities, and (2) designate at least one director, without triggering the various regulatory requirements associated with control.
     Capital Requirements. We are required to comply with the capital adequacy standards established by the Federal Reserve Board, and our bank subsidiaries must comply with similar capital adequacy standards established by the OCC and the FDIC, as applicable. As a financial holding company, we and each of our bank subsidiaries are required to maintain capital levels required for a well capitalized institution, as defined in “Prompt Corrective Action” below.

     Our Capital Requirements. The Federal Reserve Board adopted guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company or financial holding company and in analyzing applications to it under the Bank Holding Company Act. These guidelines include quantitative measures that assign risk weightings to assets and off-balance sheet items, as well as define and set minimum regulatory capital requirements. All bank holding companies are required to maintain Tier 1 Capital of at least 4 percent of risk-weighted assets and off-balance sheet items, Total Capital (the sum of Tier 1 Capital and Tier 2 Capital) of at least 8 percent of risk-weighted assets and off-balance sheet items and Tier 1 Capital of at least 3 percent of adjusted quarterly average assets.
     Tier 1 Capital consists principally of shareholders’ equity. It excludes unrealized gains and losses on available-for-sale securities and unrecognized pension actuarial gains and losses and prior service cost, less goodwill and certain other intangibles. Tier 2 Capital consists principally of perpetual and trust preferred stock that is not eligible to be included as Tier 1 Capital, term subordinated debt, intermediate-term preferred stock and, subject to limitations, general allowances for loan and lease losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics. Average assets for this purpose do not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier 1 Capital.
     Our Subsidiary Banks’ Capital Requirements. To be well-capitalized, our banks must generally maintain a Total Capital (the sum of Tier 1 Capital and Tier 2 Capital) ratio of 10 percent or greater, a Tier 1 Capital ratio of 6 percent or greater, and a leverage ratio of 5 percent or better. For the purposes of these tests, Tier 1 Capital consists of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles. Tier 2 Capital consists of non-qualifying preferred stock, certain types of debt and a limited amount of other items. The regulations require certain items, such as goodwill, to be deducted when making certain of the capital calculations.
     In measuring the adequacy of capital, assets are generally weighted for risk at rates that generally range from zero to 100 percent. Certain assets, such as cash and U.S. government securities, have a zero risk weighting. Others, such as certain commercial and consumer loans, have a 100 percent risk weighting. Risk weightings are also assigned for off-balance sheet items such as loan commitments. The various items are multiplied by the appropriate risk-weighting to determine risk-adjusted assets for the capital calculations. For the leverage ratio mentioned above, assets are not risk-weighted.
     If an institution fails to remain well-capitalized, it will be subject to a variety of enforcement remedies that increase if the capital condition worsens. For instance, federal law generally prohibits a depository institution from making any capital distribution, including the payment of a dividend or paying any management fee to its holding company, if the depository institution would be undercapitalized as a result. Undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit a capital restoration plan for approval, which must be guaranteed by the institution’s holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator. See “Prompt Corrective Action” below.
     Synovus’ ratios of Tier 1 capital, total capital to risk-adjusted assets, and leverage capital as of December 31, 2008, are shown in the following table.
Capital Ratios as of
December 31, 2008

		Regulatory
		Minimums
	Regulatory	to be Well-
	Minimums	Capitalized	Synovus
Risk-based capital ratios:
Tier 1 capital (1)	4.0%	6.0%	11.22%
Total risk-based capital (2)	8.0	10.0	14.56
Tier 1 leverage ratio (3)	3.0	5.0	10.28
     See Note 18 of Notes to Consolidated Financial Statements on pages F-31 and F-32 of the Financial Appendix and “Capital Resources” in the “Management’s Discussion and Analysis” Section on pages F-94 and F-95 of the Financial Appendix for additional information on the calculation of Synovus’ capital ratios.
     Commitments to Subsidiary Banks. Under the Federal Reserve Board’s policy, we are expected to act as a source of financial strength to our subsidiary banks and to commit resources to support our subsidiary banks in circumstances when we might not do so absent such policy. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary. Further, federal bank regulatory authorities have discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition. In addition, any capital loans by us to any of our subsidiary banks would be subordinate in right of payment to depositors and to certain other indebtedness of such bank.

     In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment. In addition, the Federal Deposit Insurance Act provides that any financial institution whose deposits are insured by the FDIC generally will be liable for any loss incurred by the FDIC in connection with the default of, or any assistance provided by the FDIC to, a commonly controlled financial institution. All of our bank subsidiaries are FDIC-insured depository institutions.
     Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators are required to rate supervised institutions on the basis of five capital categories as described below. The federal banking regulators are also required to take mandatory supervisory actions and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the Federal Deposit Insurance Corporation Improvement Act requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. Under the regulations, all depository institutions are placed in one of the following capital categories:
•	Well Capitalized — an institution that has (1) a total capital ratio of 10% or greater, (2) a Tier 1 capital ratio of 6% or greater, and (3) a leverage capital ratio of 5% or greater, and that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•	Adequately Capitalized — an institution that has (1) a total capital ratio of 8% or greater, (2) a Tier 1 capital ratio of 4% or greater, and (3) a leverage capital ratio of 4 % or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

•	Undercapitalized — an institution that has (1) a total capital ratio of less than 8%, (2) a Tier 1 capital ratio of less than 4%, or (3) a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

•	Significantly Undercapitalized — an institution that has (1) a total capital ratio of less than 6% or (2) a Tier 1 capital ratio of less than 3% or (3) a leverage capital ratio of less than 3%.

•	Critically Undercapitalized — an institution that has a ratio of tangible equity to total assets that is equal to or less than 2%.

     The regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines (1) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (2) that the institution has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. Supervisory actions by the appropriate federal banking regulator depend upon an institution’s classification within the five categories. Our management believes that we and our bank subsidiaries have the requisite capital levels to qualify as well capitalized institutions under the Federal Deposit Insurance Corporation Improvement Act regulations. See Note 18 of Notes to Consolidated Financial Statements on pages F-31 and F-32 of the Financial Appendix which is incorporated in this document by reference.
     The Federal Deposit Insurance Corporation Improvement Act generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. See “Dividends” below. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
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
     Dividends. Under the laws of the State of Georgia, we, as a business corporation, may declare and pay dividends in cash or property unless the payment or declaration would be contrary to restrictions contained in our Articles of Incorporation, or unless, after payment of the dividend, we would not be able to pay our debts when they become due in the usual course of our business or our total assets would be less than the sum of our total liabilities. We are also subject to federal regulatory capital restrictions that limit the amount of cash dividends that we may pay. Additionally, Synovus is subject to contractual restrictions that limit our ability to pay dividends if there is an event of default under such contract. Finally, so long as any of our debt or equity securities issued to the United Stated Department of the Treasury (the “Treasury”) under its Capital Purchase Program (“Capital Purchase Program”) are held by the Treasury, Synovus will not be permitted to increase the dividend rate on our common stock without approval from the Treasury.
     The primary sources of funds for our payment of dividends to our shareholders are dividends and fees to us from our bank and nonbank affiliates. Various federal and state statutory provisions and regulations limit the amount of dividends that our subsidiary banks may pay. Under the regulations of the Georgia Department of Banking and Finance, a Georgia bank must have approval of the Georgia Department of Banking and Finance to pay cash dividends if, at the time of such payment:
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
     For those of our subsidiary banks chartered in Alabama, Florida or Tennessee, the approval of the appropriate state banking department is generally required if the total of all dividends declared in any year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. In addition, the approval of the OCC is required for a national bank to pay dividends in excess of the bank’s retained net income for the current year plus retained net income for the preceding two years.
     The Federal Deposit Insurance Corporation Improvement Act generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the institution would thereafter be undercapitalized. In addition, federal and state banking regulations applicable to us and our bank subsidiaries require minimum levels of capital which limit the amounts available for payment of dividends.
     In addition, the Federal Reserve Board, through guidance reissued on February 24, 2009, also has supervisory policies and guidance that:
•	may restrict the ability of a bank or financial services holding company from paying dividends on any class of capital stock or any other Tier 1 capital instrument if the holding company is not deemed to have a strong capital position,

•	states that a holding company should reduce or eliminate dividends when
o	the holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

o	the holding company’s prospective rate of earnings retention is not consistent with the holding company’s capital needs and overall current and prospective financial condition; or

o	the holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
•	requires that a holding company must inform the Federal Reserve Board in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. Declaring or paying a dividend in either circumstance could raise supervisory concerns.
      In the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.
     See “Dividends” under the “Management’s Discussion and Analysis” Section on pages F-95 and F-96, “Parent Company” under the “Management’s Discussion and Analysis” Section on pages F-98 and F-99 and Note 18 of Notes to Consolidated Financial Statements on pages F-31 and F-32 of the Financial Appendix which are incorporated in this document by reference.
     Deposit Insurance and Assessments. Deposits at our banks are insured by the Deposit Insurance Fund as administered by the FDIC, up to the applicable limits established by law.
     The FDIC utilizes a risk-based deposit insurance premium scheme to determine the assessment rates for institutions based primarily on the capital position of the institution. The deposit insurance assessment rates currently range from 5 basis points on deposits (for a financial institution in the highest category) to 43 basis points on deposits (for an institution in the lowest category), but may be higher under certain conditions. Assessment credits were made available to insured depository institutions that (1) were in existence on December 31, 1996 and that paid a deposit insurance premium prior to that date; and (2) are considered successors to such institutions (including successors by merger and successors under the de facto rule explained below). On October 3, 2008, as part of the Emergency Economic Stabilization Act of 2008, the basic limit on federal deposit insurance coverage was increased from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective immediately upon the President’s signature. The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.

     Effective November 21, 2008 and until December 31, 2009, the FDIC expanded deposit insurance limits for certain accounts under the Temporary Liquidity Guarantee Program. Provided an institution has not opted out of the Program, the FDIC will fully guarantee funds deposited in non-interest bearing transaction accounts, including (1) Interest on Lawyer Trust Accounts and (2) negotiable order of withdrawal accounts with rates no higher than 0.50 percent if the institution has committed to maintain the interest rate at or below that rate. In conjunction with the increased deposit insurance coverage, insurance assessments also increase. None of our banks has opted out of the Program.
     Transactions with Affiliates and Insiders. A variety of legal limitations restrict our subsidiary banks from lending or otherwise supplying funds or in some cases transacting business with us or our nonbank subsidiaries. Our banks are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A places limits on the amount of covered transactions which include loans or extensions of credit to, investments in or certain other transactions with, affiliates as well as the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited to 10 percent of the bank’s capital and surplus for any one affiliate and 20 percent for all affiliates. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements ranging from 100 to 130 percent. Also, banks are prohibited from purchasing low quality assets from an affiliate.
     Section 23B, among other things, prohibits an institution from engaging in certain transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with nonaffiliated companies. Except for limitations on low quality asset purchases and transactions that are deemed to be unsafe or unsound, Regulation W generally excludes affiliated depository institutions from treatment as affiliates. Similarly, transactions between a bank and its subsidiaries are not generally subject to the affiliated transaction limits, except to the extent that the Federal Reserve Board decides to treat subsidiaries as affiliates.
     Banks are also subject to quantitative restrictions on extensions of credit to executive officers, directors, principal shareholders, and their related interests. Such extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.
     Standards for Safety and Soundness. The Federal Deposit Insurance Act requires the federal bank regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate risk exposure; and (5) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the regulator determines that a bank fails to meet any standards prescribed by the guidelines, the agency may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.
     Regulatory Examination. Federal and state banking agencies require us and our subsidiary banks to prepare annual reports on financial condition and to conduct an annual audit of financial affairs in compliance with minimum standards and procedures. Our banks, and in some cases we and our nonbank affiliates, must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations may be assessed against the examined institution as the agency deems necessary or appropriate. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report.
     Community Reinvestment Act. The Community Reinvestment Act requires that the appropriate federal bank regulator evaluate the record of each of our banks in meeting the credit needs of their respective local communities, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could prompt the imposition of additional requirements and limitations on the banks.
     Consumer Protection Regulations. Activities of our banks are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by our banks are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to federal laws applicable to credit transactions, such as:
•	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	the Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.
     The deposit operations also are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	the Expedited Funds Availability Act and the Check 21 Act, which govern the availability of funds and the collection of checks.
     In addition, our state-chartered banks may also be subject to certain state laws and regulations designed to protect consumers.
     Commercial Real Estate Lending. Lending operations that involve concentration of commercial real estate loans are subject to enhanced scrutiny by federal banking regulators. The regulators have advised financial institutions of the risk posed by commercial real estate lending concentrations. Such loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for examiners to help identify institutions that are potentially exposed to concentration risk and may warrant greater supervisory scrutiny:
•	total reported loans for construction, land development and other land represent 100 percent or more of the institutions total capital, or

•	total commercial real estate loans represent 300 percent or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 months.
     Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current Georgia law, a national bank may open branch offices throughout Georgia with the prior approval of the OCC. In addition, with prior regulatory approval, a national bank is able to acquire existing banking operations in Georgia. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks. Georgia law, with limited exceptions, currently permits branching across state lines only through interstate mergers.
     Anti-Tying Restrictions. In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (1) the customer obtain or provide some additional credit, property, or services from or to the bank or bank holding company or their subsidiaries or (2) the customer not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. A bank may, however, offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products. Also, certain foreign transactions are exempt from the general rule.

     Anti-Money Laundering; USA PATRIOT Act. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. We are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence in dealings with foreign financial institutions and foreign customers. We also must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.
     The USA PATRIOT Act, amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (1) requiring standards for verifying customer identification at account opening; (2) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (3) reports by nonfinancial trades and businesses filed with the Treasury’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (4) filing suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.
     The Federal Bureau of Investigation can send bank regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. Our banks can be requested to search their records for any relationships or transactions with persons on those lists and may be required to report any identified relationships or transactions. Furthermore, the Office of Foreign Assets Control, or OFAC, is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, bank regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must freeze such account, file a suspicious activity report and notify the appropriate authorities.
     Privacy and Credit Reporting. Financial institutions are required to disclose their policies for collecting and protecting confidential customer information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose certain consumer or account information to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing. It is our policy not to disclose any personal information unless required by law. Federal and state banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information, and we are subject to such standards, as well as certain federal and state laws or standards for notifying consumers in the event of a security breach.
     Our subsidiary banks utilize credit bureau data in underwriting activities. Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates and the use of credit data. In addition, the Act requires us to maintain a procedure to indentify and prevent identity theft. The Fair and Accurate Credit Transactions Act permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of that Act.
     Enforcement Powers. The banks and their “institution-affiliated parties,” including management, employees, agents, independent contractors and consultants, such as attorneys and accountants and others who participate in the conduct of the institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include failure to timely file required reports, filing false or misleading information or submitting inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations and criminal penalties for some financial institution crimes may include imprisonment for 20 years. Regulators have flexibility to commence enforcement actions against institutions and institution-affiliated parties, including termination of deposit insurance. When issued by a banking agency, cease-and-desist orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering agency.
     Monetary Policy and Economic Controls. The earnings of our bank subsidiaries, and therefore our earnings, are affected by the policies of regulatory authorities, including the Federal Reserve Board. An important function of the Federal Reserve Board is to promote orderly economic growth by influencing interest rates and the supply of money and credit. Among the methods that have been used to achieve this objective are open market operations in U.S. government securities, changes in the discount rate for bank borrowings, expanded access to funds for nonbanks and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits.
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

     Proposed Legislation and Regulatory Action. New regulations and statutes are regularly adopted that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of financial institutions. Included among current proposals are discussions around re-structuring the regulatory framework in which we and our subsidiary banks operate. Further, under the Emergency Economic Stabilization Act of 2008 (“EESA”), Congress has the ability to impose “after-the-fact” terms and conditions on participants in the Capital Purchase Program administered under the Troubled Asset Relief Program (“TARP”). As a participant in the Capital Purchase Program, we are subject to any such retroactive legislation. On February 10, 2009, the Treasury announced the Financial Stablility Plan under the EESA (“the Financial Stability Plan”) which is intended to further stabilize financial institutions and stimulate lending across a broad range of economic sectors. On February 18, 2009, President Obama signed the America Recovery and Reinvestment Act (“ARRA”), a broad economic stimulus package that included additional restrictions on, and potential additional regulation of, financial institutions. Additional regulations adopted as part of the EESA, the Financial Stability Plan, the ARRA, or other legislation may subject us to additional regulatory requirements. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.
Competition
     The financial services industry is highly competitive and could become more competitive as a result of recent and ongoing legislative, regulatory and technological changes, and continued consolidation and economic turmoil within the financial services industry. The ability of nonbanking financial institutions to provide services previously limited to commercial banks also has intensified competition. Our bank subsidiaries and wholly owned nonbank subsidiaries compete actively with national and state banks, savings and loan associations and credit unions and other nonbank financial institutions, including securities brokers and dealers, investment advisory firms, mortgage companies, insurance companies, trust companies, finance companies, leasing companies, mortgage companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other financial services. These competitors have been successful in developing products that are in direct competition with or are alternatives to the banking services offered by traditional banking institutions. Our ability to deliver strong financial performance will depend in part on our ability to expand the scope of, and effectively deliver, products and services, which will allow us to meet the changing needs of our customers.
     As of December 31, 2008, we were the second largest bank holding company headquartered in Georgia, based on assets. Customers for financial services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. Although our market share varies in different markets, we believe that our community-focused bank subsidiaries effectively compete with other banks and thrifts in their relevant market areas.
Employees
     As of December 31, 2008, we had 6,876 full-time employees.

Selected Statistical Information
     The “Management’s Discussion and Analysis” Section which is set forth on pages F-55 through F-100 and the “Summary of Quarterly Financial Data” Section which is set forth on page F-101 of the Financial Appendix, which includes the information encompassed within “Selected Statistical Information,” are incorporated in this document by reference.
Available Information
     Our website address is www.synovus.com. We file with or furnish to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and annual reports to shareholders, and, from time to time, amendments to these documents and other documents called for by the SEC. The reports and other documents filed with or furnished to the SEC are available to investors on or through the Investor Relations Section of our website under the heading “Financial Reports” and then under “SEC Filings.” These reports are available on our website free of charge as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission (the “SEC”).
     In addition, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, such as Synovus, that file electronically with the SEC. The address of that website is http://www.sec.gov.
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
     We include our website addresses throughout this filing only as textual references. The information contained on our website is not incorporated in this document by reference.
Item 1A. Risk Factors
     This section highlights some of the specific risks that could affect us. Although this section attempts to highlight some of the key factors, please be aware that these risks are not the only risks we face; other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition, results of operations or the trading price of our securities.

Risks Related to Recent Market, Legislative and Regulatory Events
Recent turmoil in the real estate markets and the tightening of credit have adversely affected the financial services industry and may continue to adversely affect our business, financial condition and results of operations.
     Recent turmoil in the housing and real estate markets, including falling real estate prices, increasing foreclosures, and rising unemployment, have negatively affected the credit performance of loans secured by real estate and resulted in significant write-downs of asset values by banks and other financial institutions. These write-downs have caused many banks and financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with other financial institutions and, in some cases, to fail. As a result, many lenders and institutional investors have reduced or ceased providing credit to borrowers, including other financial institutions, which, in turn, has led to a global credit crisis.
     This market turmoil and credit crisis has resulted in an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and businesses and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations and may continue to result in credit losses and write-downs in the future.
There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.
     Since October 2008, a host of legislation has been enacted in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions.
•	On October 3, 2008, President Bush signed into law the EESA pursuant to which, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

•	On October 14, 2008, the Treasury announced the Capital Purchase Program under the EESA pursuant to which it would purchase senior preferred stock and warrants to purchase common stock from participating financial institutions.

•	On November 21, 2008, the FDIC adopted a Final Rule with respect to its Temporary Liquidity Guarantee Program pursuant to which the FDIC will guarantee certain “newly-issued unsecured debt” of banks and certain holding companies and also guarantee, on an unlimited basis, non-interest bearing bank transaction accounts.

•	On February 10, 1009, the Treasury announced the Financial Stability Plan under the EESA, which is intended to further stabilize financial institutions and stimulate lending across a broad range of economic sectors.

•	On February 18, 2009, President Obama signed the ARRA, a broad economic stimulus package that included additional restrictions on, and potential additional regulation of, financial institutions.
     Each of these programs was implemented to help stabilize and provide liquidity to the financial system. There can be no assurance, however, as to the actual impact that the EESA and its implementing regulations, the Capital Purchase Program, the Financial Stability Plan, the ARRA, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.
As a result of our participation in the Capital Purchase Program and the Temporary Liquidity Guarantee Program, we may face additional regulation, and we cannot predict the cost or effects of compliance at this time.
     In connection with our participation in the Capital Purchase Program administered under the TARP, we may face additional regulations and/or reporting requirements, including, but not limited to, the following:
•	Section 5.3 of the standardized Securities Purchase Agreement that we entered into with the Treasury provides, in part, that the Treasury “may unilaterally amend any provision of this Agreement to the extent required to comply with any changes after the Signing Date in applicable federal statutes.” This provision could give Congress the ability to impose “after-the-fact” terms and conditions on participants in the Capital Purchase Program. As a participant in the Capital Purchase Program, we would be subject to any such retroactive legislation. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

•	Participation in the Capital Purchase Program will limit our ability to increase our dividend on, or to repurchase, our common stock (without the consent of the Treasury) for so long as any securities issued under the program remain outstanding.

•	The FDIC recently requested that all state-chartered banks monitor and report how they have spent funds received from the Treasury in connection with TARP funds.

•	Participation in the Temporary Liquidity Program will require the payment of additional insurance premiums to the FDIC. Additionally, we may be required to pay significantly higher FDIC premiums in the future because market developments have significantly depleted the Deposit Insurance Fund and reduced the ratio of reserves to insured deposits.

     As a result, we may face increased regulation, and compliance with such regulation may increase our costs and limit our ability to pursue certain business opportunities. We cannot predict the effect that participating in these programs may have on our business, financial condition, or results of operations in the future or what additional regulations and/or requirements we may become subject to as a result of our participation in these programs.
Future legislation could harm our competitive position.
     Congress is likely to consider additional proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies. Such legislation may change existing banking statutes and regulations, as well as our current operating environment significantly. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.
The failure of other financial institutions could adversely affect us.
     Our ability to engage in routine funding transactions could be adversely affected by the actions and potential failures of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with a variety of counterparties in the financial services industry. As a result, defaults by, or even rumors or concerns about, one or more financial institutions with whom we do business, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral we hold cannot be sold at prices that are sufficient for us to recover the full amount of our exposure. Any such losses could materially and adversely affect our financial condition and results of operations.
Business Risks
The current and further deterioration in the residential construction and commercial development real estate markets may lead to increased non-performing assets in our loan portfolio and increased provision expense for losses on loans, which could have a material adverse effect on our capital, financial condition and results of operations.
     Since the third quarter of 2007, the residential construction and commercial development real estate markets have experienced a variety of difficulties and changed economic conditions. In particular, market conditions in the Atlanta and the West Coast of Florida markets, which collectively represent 56.2% of our non-performing assets at December 31, 2008, have experienced continued declines in credit quality since the end of 2007. Synovus’ non-performing assets were $1.17 billion at December 31, 2008, compared to $443.6 million at December 31, 2007. Non- performing assets in the Atlanta area and West Coast of Florida markets represented 39.7% and 16.5%, respectively, of Synovus’ total non-performing assets at December 31, 2008. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the loss severities of loans in default, and the net realizable value of real estate owned. We may also realize additional losses in connection with our disposition of non-performing assets. Poor economic conditions could result in decreased demand for residential housing, which, in turn, could adversely affect the development and construction efforts of residential real estate developers. Consequently, such economic downturns could adversely affect the ability of such residential real estate developer borrowers to repay these loans and the value of property used as collateral for such loans. A sustained weak economy could also result in higher levels of non-performing loans in other categories, such as commercial and industrial loans, which may result in additional losses. Management continually monitors market conditions and economic factors throughout Synovus’ footprint for indications of change in other markets. If these economic conditions and market factors negatively and/or disproportionately affect some of our larger loans, then we could see a sharp increase in our total net-charge offs and also be required to significantly increase our allowance for loan losses. Any further increase in our non-performing assets and related increases in our provision expense for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.
We may experience increased delinquencies and credit losses.
     Like other lenders, we face the risk that our customers will not repay their loans. A customer’s failure to repay is generally preceded by missed payments. In some instances, a customer may declare bankruptcy prior to missing payments, although this is not generally the case. Customers who declare bankruptcy frequently do not repay their loans. Where our loans are secured by collateral, we attempt to seize the collateral when customers default on their loans. The value of the collateral may not equal the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customers. Rising delinquencies and rising rates of bankruptcy are often precursors of future charge-offs and may require us to increase our allowance for loan losses. Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance if we are unable to raise revenue to compensate for these losses and may increase our cost of funds.
Our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.
     We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans, all as described under Note 1 of Notes to Consolidated Financial Statements on pages F-7 and F-8 of the Financial Appendix and under “Critical Accounting Policies Allowance for Loan Losses” in the “Management’s Discussion and Analysis” Section on pages F-59 through F-62 of the Financial Appendix. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional loan charge offs, based on judgments different than those of management. An increase in the allowance for loan losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our capital, financial condition and results of operations.
     In light of current market conditions, we regularly reassess the creditworthiness of our borrowers and the sufficiency of our allowance for loan losses. Our allowance for loan losses increased from 1.39% of total loans at December 31, 2007 to 2.14% at December 31, 2008. We made a provision for loan losses in 2008 of approximately $699.9 million, which was significantly higher than in previous periods. We also charged-off approximately $469.2 million in loans, net of recoveries, during 2008, which was significantly higher than in previous periods. We will likely experience further increases in classified loans and non-performing assets in the foreseeable future, as well as related increases in loan charge-offs, as the deterioration in the credit and real estate markets causes borrowers to default. Further, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, likely will be negatively affected by the recent downturn in the real estate market, and therefore may result in an inability to realize a full recovery in the event that a borrower defaults on a loan. Any further increase in our non-performing assets, any increase in our loan charge-offs, in our provision for loan losses or the continuation of aggressive charge-off policy or any inability by us to realize the full value of underlying collateral in the event of a loan default, will negatively affect our business, financial condition, and results of operations and the price of our securities.
Synovus’ net interest income could be negatively affected by the lower level of short-term interest rates, recent developments in the credit and real estate markets and competition in our primary market area.
     Net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense that we pay on interest-bearing liabilities, is a major component of our income. Our income is in turn our primary source of funding for our operations, including extending credit and reserving for loan losses. The Federal Reserve reduced interest rates on three occasions in 2007 by a total of 100 basis points, to 4.25%, and by another 400 basis points, to a range of 0% to 0.25%, during 2008. A significant portion of our loans, including residential construction and development loans and other commercial loans, bear interest at variable rates. The interest rates on a significant portion of these loans decrease when the Federal Reserve reduces interest rates, which may reduce our net interest income. In addition, in order to compete for deposits in our primary market areas, we may offer more attractive interest rates to depositors, and we may increasingly rely on out-of-market or brokered deposits as a source of liquidity.
     Increased non-performing loans and the decrease in interest rates reduced our net interest income during 2008 and could cause additional pressure on net interest income in future periods. This reduction in net interest income may also be exacerbated by the high level of competition that we face in our primary market area. Any significant reduction in our net interest income could negatively affect our business and could have a material adverse impact on our capital, financial condition and results of operations.

Diminished access to alternative sources of liquidity could adversely affect our net income, net interest margin and our overall liquidity.
     We have historically had access to a number of alternative sources of liquidity, but given the recent and dramatic downturn in the credit and liquidity markets, there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all. For example, the cost of out-of-market deposits could exceed the cost of deposits of similar maturity in our local market area, making them unattractive sources of funding; financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally; and, given recent downturns in the economy, there may not be a viable market for raising equity capital. If our access to these sources of liquidity is diminished, or only available on unfavorable terms, then our net income, net interest margin and our overall liquidity likely could be adversely affected.
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
     In managing our consolidated balance sheet, we depend on access to a variety of sources of funding to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our customers. Sources of funding available to us, and upon which we rely as regular components of our liquidity and funding management strategy, include inter-bank borrowings and brokered deposits. We have also historically enjoyed a solid reputation in the capital markets and have been able to raise funds in the form of either short or long-term borrowings or equity issuances. Recently, the volatility and disruption in the capital and credit markets has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, our ability to access certain of our sources of funding may be disrupted.
We may not realize the expected benefits from Project Optimus.
     Project Optimus, launched in April 2008, is a team member-driven effort to create an enhanced banking experience for our customers and a more efficient organization that delivers greater value for Synovus shareholders. As a result of this process, Synovus plans to implement ideas which are expected to increase annual pre-tax earnings by approximately $75 million. Synovus’ future results may potentially impacted by the results of the implementation of the Project Optimus initiatives. The amounts of efficiency gains and earnings from new revenue growth initiatives are generally based on estimates and assumptions regarding future business performance and operating expenses. These estimates and assumptions may or may not prove to be inaccurate in some respects. In addition, Synovus is subject to various risks inherent in its business. These risks may cause the anticipated cost savings and revenue enhancements from Project Optimus not to be achieved in their entirety, not to be accomplished within the expected time frame, or to result in implementation charges beyond those currently contemplated or could result in some other unanticipated adverse impact. Furthermore, the implementation of cost savings ideas may have unintended impacts on Synovus’ ability to attract and retain business and customers, while revenue enhancement ideas may not be successful in the marketplace or may result in unintended costs. Assumed attrition required to achieve workforce reductions may not come in the right places or at the right times to meet planned goals. Accordingly, we cannot guarantee that the anticipated benefits from Project Optimus will be realized, and we may be unable to execute our business strategy and achieve our strategic and financial objectives.
As a financial services company, adverse changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations.
     Sustained weakness in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse impacts on our business:
•	Any decrease in the demand for loans and other products and services offered by us;

•	A decrease in the value of our loans held for sale or other assets secured by consumer or commercial real estate;

•	An increase or decrease in the usage of unfunded commitments;

•	An impairment of certain intangible assets, such as our deferred tax asset; or

•	An increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us.
     Any such increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on loans held for sale. Furthermore, if we are unable to continue to generate, or demonstrate that we can continue to generate, sufficient taxable income in the near future, then we may not be able to fully realize the benefits of our deferred tax assets and may be required to recognize a valuation allowance, similar to an impairment of those assets, if it is more-likely-than-not that some portion of our deferred tax assets will not be realized.

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
     The Federal Reserve Board regulates the supply of money and credit in the U.S. Its policies determine in large part our cost of funds for lending and investing and the return we earn on those loans and investments, both of which affect our net interest margin. They can also materially affect the value of financial instruments we hold, such as debt securities. Its policies can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, decreases in interest rates could reduce our net interest income or cause additional pressure on net interest income in future periods. Changes in Federal Reserve Board policies and laws are beyond our control and hard to predict.
Maintaining or increasing market share depends on the timely development of and acceptance of new products and services and perceived overall value of these products and services by users.
     Our success depends, in part, on our ability to adapt our products and services to evolving industry standards. We provide these products and services to our consumer and corporate customers through a decentrailzed network of banks and other Synovus businesses that operate autonomously within their respective communities. While our operating model provides us with a competitive advantage in maintaining a community focus and in providing customer service, our model is, in many respects, less efficient to operate. Moreover, there is increasing pressure to provide products and services at lower prices, which is difficult to do across a network like ours. This can reduce our overall net interest margin and revenues from our fee-based products and services. In addition, our success depends, in part, on our ability to generate significant levels of new business in our existing markets and in identifying and penetrating new markets. Further, the widespread adoption of new technologies, including internet services, could require us to make substantial expenditures to modify or adapt our existing products and services. We may not be successful in introducing new products and services, achieving market acceptance of products and services or developing and maintaining loyal customers and/or breaking into targeted markets.
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
     Our expenses and other costs, such as operating and marketing expenses, directly affect our earnings results. In light of the extremely competitive environment in which we operate, and because the size and scale of many of our competitors provides them with increased operational efficiencies, it is important that we are able to successfully manage such expenses. We are aggressively managing our expenses in the current economic environment but as our business develops, changes or expands, additional expenses can arise. Other factors that can affect the amount of our expenses include legal and administrative cases and proceedings, which can be expensive to pursue or defend. In addition, changes in accounting policies can significantly affect how we calculate expenses and earnings.
We are heavily regulated by federal and state agencies, and changes in laws and regulations may affect our financial outlook.
     Synovus and our subsidiary banks, and many of our nonbank subsidiaries, are heavily regulated at the federal and state levels. This regulation is designed primarily to protect depositors, federal deposit insurance funds and the banking system as a whole, not shareholders. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation and implementation of statutes, regulations or policies, including EESA, TARP, the Financial Stability Plan, and the ARRA could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. Also, if we do not comply with laws, regulations or policies, we could receive regulatory sanctions, including monetary penalties that may have a material impact on our financial condition and results of operations, and damage to our reputation, and loss of our financial services holding company status. Furthermore, various federal and state bodies regulate and supervise our nonbank subsidiaries, including our brokerage, investment advisory, insurance agency and processing operations. These include, but are not limited to, the SEC,

FINRA, federal and state banking regulators and various state regulators of insurance and brokerage activities. While we cannot predict the regulatory changes that may be borne out of the current economic crisis, and we cannot predict whether we will become subject to increased regulatory scrutiny by any of these regulatory agencies, any regulatory changes or scrutiny could be expensive for us to address and/or could result in our changing the way that we do business. For more information, refer to “Supervision, Regulation and Other Factors” beginning on page 6.
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
     Synovus is a separate and distinct legal entity from our banking and nonbanking subsidiaries. We therefore depend on dividends, distributions and other payments from our banking and nonbanking subsidiaries to fund dividend payments on our common stock and to fund all payments on our other obligations, including debt obligations. Our banking subsidiaries and certain other of our subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to us. Synovus expects that dividends from subsidiaries in 2008 will be significantly lower than those received in previous years. Regulations on bank and financial holding companies may also restrict our ability to pay dividends on our capital stock. See “Item 1. Business- Supervision, Regulation and Other Factors — Dividends.” Regulatory action of that kind could impede access to funds we need to make payments on our obligations or dividend payments.
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
We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition.
     When we sell mortgage loans we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan.

If repurchase and indemnity demands are significant, our liquidity, results of operations and financial condition may be adversely affected.
We rely on our systems and employees, and certain failures could materially adversely affect our operations.
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
We may make acquisitions of banks and financial services companies or related assets, and these acquisitions may be more difficult to integrate than anticipated.
     Historically, we have grown through acquisition of banks and financial services companies, and in the current environment, we may acquire banks or bank-related assets. Difficulty in integrating an acquired company or assets may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits of the acquisition. The integration could result in higher than expected deposit attrition, loss of key employees, disruption of our business or the business of the acquired company, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition.
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     We and our subsidiaries own, in some cases subject to mortgages or other security interests, or lease all of the real property and/or buildings in which we operate business. All of such buildings are in a good state of repair and are appropriately designed for the purposes for which they are used.
     We and our subsidiaries own 330 facilities encompassing approximately 2,747,568 square feet and lease from third parties 114 facilities encompassing approximately 794,287 square feet. The owned and leased facilities are primarily comprised of office space from which we conduct our business. The following table provides additional information with respect to our leased facilities:

	Number of	Average
Square Footage	Locations	Square Footage
Under 3,000	36	1,322
3,000 – 9,999	56	5,154
10,000 – 18,999	8	13,078
19,000 – 30,000	11	23,064
Over 30,000	3	33,251
     See Note 16 of Notes to Consolidated Financial Statements on pages F-26 through F-30 of the Financial Appendix which is incorporated in this document by reference.
Item 3. Legal Proceedings
     See Note 16 of Notes to Consolidated Financial Statements on pages F-26 through F-30 and “Commitments and Contingencies” in the “Management’s Discussion and Analysis” section on pages F-96 through F-98; of the Financial Appendix which are incorporated in this document by reference.
Item 4. Submission of Matters to a Vote of Security Holders
     On December 17, 2008, we held a special meeting of our shareholders. There were two proposals voted on at the meeting. The vote on each of the proposals was as indicated below.
Proposal 1: To amend our Articles of Incorporation to authorize the issuance of preferred stock

Votes For	Votes Against	Abstentions
2,112,045,280	208,967,397	5,290,798

Proposal 2:	To amend our Bylaws to authorize the Board of Directors to fix the size of the Board of Directors

Votes For	Votes Against	Abstentions
2,573,858,165	118,839,543	14,040,336

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
     Shares of our common stock are traded on the NYSE under the symbol “SNV.” See “Cumulative Perpetual Preferred Stock” under the “Management’s Discussion and Analysis” Section which is set forth on page F-63, “Capital Resources,” “Market and Stock Price Information” and “Dividends” under the “Management’s Discussion and Analysis” Section which are set forth on pages F-95 through F-96 and “Issuer Purchases of Equity Securities” under the “Management’s Discussion and Analysis” Section which is set forth on page F-99 of the Financial Appendix which are incorporated in this document by reference.
Stock Performance Graph
     The following graph compares the yearly percentage change in cumulative shareholder return on Synovus stock with the cumulative total return of the Standard & Poor’s 500 Index and the KBW Regional Bank Index for the last five fiscal years (assuming a $100 investment on December 31, 2003 and reinvestment of all dividends).
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Synovus Financial Corp., The S&P 500 Index
And The KBW Regional Bank Index

	2003	2004	2005	2006	2007	2008
Synovus	$100	$102	$98	$116	$93	$77
S&P 500	$100	$111	$116	$135	$142	$90
KBW Regional Bank	$100	$115	$114	$125	$99	$84

Item 6. Selected Financial Data
     The “Selected Financial Data” Section which is set forth on page F-54 of the Financial Appendix is incorporated in this document by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The “Management’s Discussion and Analysis” Section which is set forth on pages F-55 through F-100 and the “Summary of Quarterly Financial Data (Unaudited)” Section which is set forth on page F-101 of the Financial Appendix include the information encompassed by “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and are incorporated in this document by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     See “Market Risk and Interest Rate Sensitivity” and “Derivative Instruments for Interest Rate Risk Management” under the “Management’s Discussion and Analysis” Section which are set forth on pages F-90 through F-92 and Note 16 of Notes to Consolidated Financial Statements on pages F-26 through F-30 of the Financial Appendix which are incorporated in this document by reference.
Item 8. Financial Statements and Supplementary Data
     The “Summary of Quarterly Financial Data” Section which is set forth on page F-101 and the “Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm (on consolidated financial statements), Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm (on the effectiveness of internal control over financial reporting)” Sections which are set forth on pages F-2 through F-53 of the Financial Appendix are incorporated in this document by reference.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed with the SEC under the Exchange Act.
     Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm. “Management’s Report on Internal Control Over Financial Reporting,” which is set forth on page F-52 of the Financial Appendix, and “Report of Independent Registered Public Accounting Firm (on the effectiveness of internal control over financial reporting),” which is set forth on page F-53 of the Financial Appendix, are incorporated in this document by reference.

     Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fourth fiscal quarter ended December 31, 2008 covered by this Annual Report on Form 10-K that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“PROPOSALS TO BE VOTED ON” — “PROPOSAL 1: ELECTION OF 18 DIRECTORS”;

•	“EXECUTIVE OFFICERS”;

•	“SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” — “Committees of the Board” — “Audit Committee.”
     We have a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and chief accounting officer. You can find our Code of Business Conduct and Ethics in the Corporate Governance section of our website at www.synovus.com/governance. We will post any amendments to the Code of Business Conduct and Ethics and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE in the Corporate Governance section of our website. A copy of our Code of Business Conduct and Ethics is available in print and free of charge upon written request to the Corporate Secretary, Synovus Financial Corp., 1111 Bay Avenue, Suite 500, Columbus, Georgia 31901.
     Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 12, 2008. In addition, we have filed, as exhibits to this Annual Report, the certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
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
     Information pertaining to equity compensation plans is contained in Notes 19 and 20 of Notes to Consolidated Financial Statements on pages F-32 through F-37 of the Financial Appendix and is incorporated in this document by reference.
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS”; and

•	“PRINCIPAL SHAREHOLDERS.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” — “Independence.”
Item 14. Principal Accountant Fees and Services
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“AUDIT COMMITTEE REPORT” — “KPMG LLP Fees and Services” (excluding the information under the main caption “AUDIT COMMITTEE REPORT”); and

•	“AUDIT COMMITTEE REPORT” — “Policy on Audit Committee Pre-Approval.”

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)	1. Financial Statements
The following consolidated financial statements of Synovus and our subsidiaries and related reports of Synovus’ independent registered public accounting firm are incorporated in this document by reference from pages F-2 through F-53 of the Financial Appendix.
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Income for the Years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for theYears Ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (on consolidated financial statements)
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm (on the effectiveness of internal control over financial reporting)
2.	Financial Statement Schedules

None are applicable because the required information has been incorporated in the consolidated financial statements and notes thereto of Synovus and our subsidiaries which are incorporated in this document by reference.

3.	Exhibits

The following exhibits are filed herewith or are incorporated to other documents previously filed with the Securities and Exchange Commission. With the exception of those portions of the Financial Appendix and Proxy Statement that are expressly incorporated by reference in this Form 10-K, such documents are not to be deemed filed as part of this Form 10-K.

Exhibit
Number	Description

3.1	Articles of Incorporation of Synovus, as amended, incorporated by reference to Exhibit 3.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006.

3.2	Articles of Amendment to Articles of Incorporation of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 17, 2008.

3.3	Articles of Amendment to Articles of Incorporation of Synovus establishing the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

3.4	Articles of Amendment to Articles of Incorporation of Synovus establishing the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 3.2 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

3.5	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.2 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 17, 2008.

4.1	Specimen stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 4.2 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

4.2	Warrant for purchase of up to 15,510,737 shares of Synovus common stock, incorporated by reference to Exhibit 4.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

Exhibit
Number	Description

10.1	Letter Agreement (including Securities Purchase Agreement — Standard Terms incorporated by reference therein) dated December 19, 2008, between Synovus and the United States Department of the Treasury, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

10.2	Agreement and Plan of Distribution, dated as of October 25, 2007, by and among Synovus, Columbus Bank and Trust Company and Total System Services, Inc., incorporated by reference to Exhibit 2.1 of Synovus’ Current Report on Form 8-K dated October 25, 2007, as filed with the SEC on October 25, 2007.

10.3	Amendment No. 1 to Agreement and Plan of Distribution by and among Synovus, Columbus Bank and Trust Company and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 2.1 Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.4	Transition Services Agreement by and among Synovus and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.5	Employee Matters Agreement by and among Synovus and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.6	Indemnification and Insurance Matters Agreement by and among Synovus and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.3 of Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.7	Master Confidential Disclosure Agreement by and among Synovus and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.4 of Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.8	Tax Sharing Agreement by and among Synovus, Columbus Bank and Trust Company and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.5 of

Exhibit
Number	Description

Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.9	Director Stock Purchase Plan of Synovus, incorporated by reference to Exhibit 10.3 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 22, 2000.*

10.10	Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.*

10.11	Synovus Financial Corp. Deferred Stock Option Plan, incorporated by reference to Exhibit 10.5 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.*

10.12	Amended and Restated Synovus Financial Corp. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008. *

10.13	Wage Continuation Agreement of Synovus, incorporated by reference to Exhibit 10.8 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 29, 1993.*

10.14	Agreement in Connection with Personal Use of Company Aircraft, incorporated by reference to Exhibit 10.7 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 7, 2006.*

10.15	Life Insurance Trusts, incorporated by reference to Exhibit 10.12 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 29, 1993.*

10.16	1993 Split Dollar Insurance Agreement of Synovus, incorporated by reference to Exhibit 10.14 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 28, 1994.*

10.17	1995 Split Dollar Insurance Agreement of Synovus, incorporated by reference to Exhibit 10.15 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC on March 24, 1995.*

Exhibit
Number	Description

10.18	Synovus Financial Corp. 1994 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.16 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC on March 24, 1995.*

10.19	Second Amended and Restated Synovus Financial Corp. Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008. *

10.20	Synovus Financial Corp. Executive Cash Bonus Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on 8-K dated April 27, 2006, as filed with the SEC on April 27, 2006.*

10.21	Form of Change of Control Agreement for executive officers, incorporated by reference to Exhibit 10.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008. *

10.22	Employment Agreement of James H. Blanchard, incorporated by reference to Exhibit 10 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed with the SEC on November 15, 1999.*

10.23	Synovus Financial Corp. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.22 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 22, 2000.*

10.24	Form of Stock Option Agreement for the: (i) Synovus Financial Corp. 1994 Long-Term Incentive Plan; (ii) Synovus Financial Corp. 2000 Long-Term Incentive Plan; and (iii) Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 9, 2004.*

10.25	Form of Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 25, 2005.*

10.26	Form of Performance-Based Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 25, 2005.*

Exhibit
Number	Description

10.27	Form of Non-Employee Director Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated February 1, 2005, as filed with the SEC on February 3, 2005.*

10.28	Form of Stock Option Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 18, 2006, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 18, 2006, as filed with the SEC on January 18, 2006. *

10.29	Form of Restricted Stock Award Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 18, 2006, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 18, 2006, as filed with the SEC on January 18, 2006. *

10.30	Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007. *

10.31	Form of Restricted Stock Award Agreement for restricted stock awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007. *

10.32	Form of Performance-Based Restricted Stock Award Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.3 of Synovus’ Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007. *

10.33	Form of Revised Stock Option Agreement for stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

10.34	Form of Revised Restricted Stock Unit Agreement for restricted stock unit awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.33 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008. *

10.35	Form of Retention Stock Option Agreement for retention stock

Exhibit
Number	Description

option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

10.36	Form of Indemnification Agreement for directors and executive officers of Synovus, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated July 26, 2007, as filed with the SEC on July 26, 2007. *

10.37	Summary of Annual Base Salaries of Synovus’ Named Executive Officers, incorporated by reference to Exhibit 10.36 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008.*

10.38	Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.19 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on March 1, 2007.*

10.39	Form of Waiver executed by Senior Executive Officers, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.*

10.40	Form of Letter Agreement executed by Senior Executive Officers, incorporated by reference to Exhibit 10.3 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.*
12	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Synovus Financial Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2008 Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Appendix to the Proxy Statement for the Annual Meeting of Shareholders of Synovus to be held on April 23, 2009.

99.2	Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2008 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

99.3	Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2008 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

*	Indicates management contracts and compensatory plans and arrangements.
     (b) Exhibits
          See the response to Item 15(a)(3) above.
     (c) Financial Statement Schedules
          See the response to Item 15(a)(2) above.
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

SYNOVUS FINANCIAL CORP.

March 2, 2009	By:	/s/ Richard E. Anthony

Richard E. Anthony Chief Executive Officer and Chairman of the Board

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

Signature	Title	Date

/s/ Richard E. Anthony Richard E. Anthony	Chief Executive Officer and Chairman of the Board	March 2, 2009

/s/ Frederick L. Green Frederick L. Green	President and Director	March 2, 2009

/s/ Thomas J. Prescott Thomas J. Prescott	Executive Vice President and Chief Financial Officer	March 2, 2009

/s/ Liliana McDaniel Liliana McDaniel	Chief Accounting Officer	March 2, 2009

/s/ Daniel P. Amos Daniel P. Amos	Director	March 2, 2009

/s/ James H. Blanchard James H. Blanchard	Director	March 2, 2009

/s/ Richard Y. Bradley Richard Y. Bradley	Director	March 2, 2009

/s/ Frank W. Brumley Frank W. Brumley	Director	March 2, 2009

Signature	Title	Date

/s/ Elizabeth W. Camp Elizabeth W. Camp	Director	March 2, 2009

/s/ Gardiner W. Garrard, Jr. Gardiner W. Garrard, Jr.	Director	March 2, 2009

/s/ T. Michael Goodrich T. Michael Goodrich	Director	March 2, 2009

/s/ V. Nathaniel Hansford V. Nathaniel Hansford	Director	March 2, 2009

/s/ Mason H. Lampton Mason H. Lampton	Director	March 2, 2009

/s/ Elizabeth C. Ogie Elizabeth C. Ogie	Director	March 2, 2009

/s/ H. Lynn Page H. Lynn Page	Director	March 2, 2009

/s/ J. Neal Purcell J. Neal Purcell	Director	March 2, 2009

/s/ Melvin T. Stith Melvin T. Stith	Director	March 2, 2009

/s/ Philip W. Tomlinson Philip W. Tomlinson	Director	March 2, 2009

/s/ William B. Turner, Jr. William B. Turner, Jr.	Director	March 2, 2009

/s/ James D. Yancey James D. Yancey	Director	March 2, 2009