Form 10-K/A
period 2008-12-31
SYNOVUS FINANCIAL CORP
filed 2009-04-29
CIK 18349

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
     YES ☑      NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
     YES ☐      NO ☐
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

EXPLANATORY NOTE
     Synovus Financial Corp. is filing this Amendment No. 1 on Form 10-K/A for the purpose of amending Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 2, 2009, to include Exhibit 99.2, the Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2008, and to include Exhibit 99.3, the Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2008, as set forth below and in the attached exhibits. This Amendment No. 1 does not otherwise update information in the originally filed Form 10-K to reflect facts or events occurring subsequent to the original filing date.

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

Exhibit
Number	Description

3.1	Articles of Incorporation of Synovus, as amended, incorporated by reference to Exhibit 3.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006.

3.2	Articles of Amendment to Articles of Incorporation of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 17, 2008.

3.3	Articles of Amendment to Articles of Incorporation of Synovus establishing the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

3.4	Articles of Amendment to Articles of Incorporation of Synovus establishing the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 3.2 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

3.5	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.2 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 17, 2008.

4.1	Specimen stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 4.2 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

4.2	Warrant for purchase of up to 15,510,737 shares of Synovus common stock, incorporated by reference to Exhibit 4.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

Exhibit
Number	Description

10.1	Letter Agreement (including Securities Purchase Agreement — Standard Terms incorporated by reference therein) dated December 19, 2008, between Synovus and the United States Department of the Treasury, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

10.2	Agreement and Plan of Distribution, dated as of October 25, 2007, by and among Synovus, Columbus Bank and Trust Company and Total System Services, Inc., incorporated by reference to Exhibit 2.1 of Synovus’ Current Report on Form 8-K dated October 25, 2007, as filed with the SEC on October 25, 2007.

10.3	Amendment No. 1 to Agreement and Plan of Distribution by and among Synovus, Columbus Bank and Trust Company and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 2.1 Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.4	Transition Services Agreement by and among Synovus and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.5	Employee Matters Agreement by and among Synovus and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.6	Indemnification and Insurance Matters Agreement by and among Synovus and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.3 of Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.7	Master Confidential Disclosure Agreement by and among Synovus and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.4 of Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.8	Tax Sharing Agreement by and among Synovus, Columbus Bank and Trust Company and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.5 of

Exhibit
Number	Description

Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.9	Director Stock Purchase Plan of Synovus, incorporated by reference to Exhibit 10.3 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 22, 2000.*

10.10	Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.*

10.11	Synovus Financial Corp. Deferred Stock Option Plan, incorporated by reference to Exhibit 10.5 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.*

10.12	Amended and Restated Synovus Financial Corp. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008. *

10.13	Wage Continuation Agreement of Synovus, incorporated by reference to Exhibit 10.8 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 29, 1993.*

10.14	Agreement in Connection with Personal Use of Company Aircraft, incorporated by reference to Exhibit 10.7 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 7, 2006.*

10.15	Life Insurance Trusts, incorporated by reference to Exhibit 10.12 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 29, 1993.*

10.16	1993 Split Dollar Insurance Agreement of Synovus, incorporated by reference to Exhibit 10.14 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 28, 1994.*

10.17	1995 Split Dollar Insurance Agreement of Synovus, incorporated by reference to Exhibit 10.15 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC on March 24, 1995.*

Exhibit
Number	Description

10.18	Synovus Financial Corp. 1994 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.16 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC on March 24, 1995.*

10.19	Second Amended and Restated Synovus Financial Corp. Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008. *

10.20	Synovus Financial Corp. Executive Cash Bonus Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on 8-K dated April 27, 2006, as filed with the SEC on April 27, 2006.*

10.21	Form of Change of Control Agreement for executive officers, incorporated by reference to Exhibit 10.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008. *

10.22	Employment Agreement of James H. Blanchard, incorporated by reference to Exhibit 10 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed with the SEC on November 15, 1999.*

10.23	Synovus Financial Corp. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.22 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 22, 2000.*

10.24	Form of Stock Option Agreement for the: (i) Synovus Financial Corp. 1994 Long-Term Incentive Plan; (ii) Synovus Financial Corp. 2000 Long-Term Incentive Plan; and (iii) Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 9, 2004.*

10.25	Form of Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 25, 2005.*

10.26	Form of Performance-Based Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 25, 2005.*

Exhibit
Number	Description

10.27	Form of Non-Employee Director Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated February 1, 2005, as filed with the SEC on February 3, 2005.*

10.28	Form of Stock Option Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 18, 2006, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 18, 2006, as filed with the SEC on January 18, 2006. *

10.29	Form of Restricted Stock Award Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 18, 2006, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 18, 2006, as filed with the SEC on January 18, 2006. *

10.30	Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007. *

10.31	Form of Restricted Stock Award Agreement for restricted stock awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007. *

10.32	Form of Performance-Based Restricted Stock Award Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.3 of Synovus’ Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007. *

10.33	Form of Revised Stock Option Agreement for stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

10.34	Form of Revised Restricted Stock Unit Agreement for restricted stock unit awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.33 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008. *

10.35	Form of Retention Stock Option Agreement for retention stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

Exhibit
Number	Description

10.36	Form of Indemnification Agreement for directors and executive officers of Synovus, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated July 26, 2007, as filed with the SEC on July 26, 2007. *

10.37	Summary of Annual Base Salaries of Synovus’ Named Executive Officers, incorporated by reference to Exhibit 10.36 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008.*

10.38	Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.19 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on March 1, 2007.*

10.39	Form of Waiver executed by Senior Executive Officers, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.*

10.40	Form of Letter Agreement executed by Senior Executive Officers, incorporated by reference to Exhibit 10.3 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.*
12	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Synovus Financial Corp.

23.1**	Consent of Independent Registered Public Accounting Firm.

23.2**	Consent of Independent Registered Public Accounting Firm.

23.3**	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2008 Annual Report on Form 10-K and incorporated herein by reference.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Appendix to the Proxy Statement for the Annual Meeting of Shareholders of Synovus to be held on April 23, 2009.

99.2**	Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2008.

99.3**	Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2008.

*	Indicates management contracts and compensatory plans and arrangements.

**	Filed herewith.
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

SYNOVUS FINANCIAL CORP.

April 29, 2009	By:	/s/ Richard E. Anthony

Richard E. Anthony Chief Executive Officer and Chairman of the Board