Form 10-Q
period 2009-03-31
SYNOVUS FINANCIAL CORP
filed 2009-05-07
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	April 30, 2009

Common Stock, $1.00 Par Value	330,385,405 shares

SYNOVUS FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
(In thousands, except share data)	2009	2008
ASSETS
Cash and due from banks	$437,788	524,327
Interest bearing funds with Federal Reserve Bank	362,038	1,206,168
Interest earning deposits with banks	95,757	10,805
Federal funds sold and securities purchased under resale agreements	155,549	388,197
Trading account assets	15,013	24,513
Mortgage loans held for sale, at fair value	223,093	133,637
Impaired loans held for sale	22,751	3,527
Investment securities available for sale	3,778,473	3,892,148

Loans, net of unearned income	27,730,272	27,920,177
Allowance for loan losses	(642,422)	(598,301)

Loans, net	27,087,850	27,321,876

Premises and equipment, net	603,555	605,019
Goodwill	39,521	39,521
Other intangible assets, net	20,064	21,266
Other assets	1,705,980	1,615,265

Total assets	$34,547,432	35,786,269

LIABILITIES AND EQUITY
Liabilities:
Deposits:
Non-interest bearing deposits	$3,785,089	3,563,619
Interest bearing deposits ($12,574 and $75,875 at fair value as of March 31, 2009 and December 31, 2008)	24,162,897	25,053,560

Total deposits	27,947,986	28,617,179
Federal funds purchased and securities sold under repurchase agreements	577,269	725,869
Long-term debt	1,869,884	2,107,173
Other liabilities	480,895	516,541

Total liabilities	30,876,034	31,966,762

Equity:
Shareholders’ equity:
Cumulative perpetual preferred stock — no par value. Authorized 100,000,000 shares; outstanding 967,870 at March 31, 2009 and December 31, 2008	921,728	919,635
Common stock — $1.00 par value. Authorized 600,000,000 shares; issued 336,068,803 in 2009 and 336,010,941 in 2008; outstanding 330,386,502 in 2009 and 330,334,111 in 2008	336,069	336,011
Additional paid-in capital	1,168,409	1,165,875
Treasury stock, at cost — 5,682,301 shares in 2009 and 5,676,830 shares in 2008	(114,139)	(114,117)
Accumulated other comprehensive income	125,013	129,253
Retained earnings	1,200,899	1,350,501

Total shareholders’ equity	3,637,979	3,787,158
Noncontrolling interest in subsidiaries	33,419	32,349

Total equity	3,671,398	3,819,507

Total liabilities and equity	$34,547,432	35,786,269

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2009	2008
Interest income
Loans, including fees	$336,228	455,307
Investment securities available for sale	45,512	45,156
Trading account assets	334	634
Mortgage loans held for sale	3,382	1,697
Federal funds sold and securities purchased under resale agreements	198	1,019
Interest on Federal Reserve balances	480	—
Interest earning deposits with banks	259	68

Total interest income	386,393	503,881

Interest expense:
Deposits	132,294	187,181
Federal funds purchased and securities sold under repurchase agreements	841	17,830
Long-term debt	10,019	20,221

Total interest expense	143,154	225,232

Net interest income	243,239	278,649
Provision for losses on loans	290,437	91,049

Net interest income (loss) after provision for loan losses	(47,198)	187,600

Non-interest income:
Service charges on deposit accounts	28,699	28,391
Fiduciary and asset management fees	10,815	12,621
Brokerage and investment banking income	6,871	8,487
Mortgage banking income	9,322	8,161
Bankcard fees	12,681	12,218
Other fee income	7,690	11,185
Increase in fair value of private equity investments, net	—	4,946
Proceeds from redemption of Visa shares	—	38,542
Other non-interest income	12,670	15,424

Total non-interest income	88,748	139,975

Non-interest expense:
Salaries and other personnel expense	111,979	122,130
Net occupancy and equipment expense	31,647	30,211
FDIC insurance and other regulatory fees	12,999	6,079
Foreclosed real estate	46,330	7,881
Gain on impaired loans held for sale	(65)	—
Professional fees	6,957	4,940
Visa litigation recovery	—	(17,430)
Restructuring charges	6,358	—
Other operating expenses	47,151	47,563

Total non-interest expense	263,356	201,374

Income (loss) before income taxes	(221,806)	126,201
Income tax (benefit) expense	(85,077)	43,648

Net income (loss)	(136,729)	82,553
Net income (loss) attributable to non-controlling interest	(57)	1,559

Net income (loss) attributable to controlling interest	(136,672)	80,994

Dividends and accretion of discount on preferred stock	14,192	—

Net income (loss) available to common shareholders	$(150,864)	80,994

Net income (loss) per share available to common shareholders:
Basic	$(0.46)	0.25

Diluted	$(0.46)	0.24

Weighted average shares outstanding:
Basic	329,785	328,970

Diluted	329,785	331,719

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
AND COMPREHENSIVE INCOME
(unaudited)

					Accumulated
			Additional		Other		Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling
(In thousands, except per share data)	Stock	Stock	Capital	Stock	Income (Loss)	Earnings	Interest	Total
Balance at December 31, 2007	$—	335,529	1,101,209	(113,944)	31,439	2,087,357	—	3,441,590
Cumulative effect of adoption of EITF Issue No. 06-4	—	—	—	—	—	(2,248)	—	(2,248)
Cumulative effect of adoption of SFAS No. 159	—	—	—	—	—	58	—	58

Net Income	—	—	—	—	—	80,994	—	80,994
Other comprehensive income, net of tax:
Net unrealized gain on cash flow hedges	—	—	—	—	12,301	—	—	12,301
Change in unrealized gains/losses on investment securities available for sale, net of reclassification adjustment	—	—	—	—	48,290	—	—	48,290
Amortization of postretirement unfunded health benefit, net of tax	—	—	—	—	46	—	—	46

Other comprehensive income	—	—	—	—	60,637	—	—	60,637

Comprehensive income	—	—	—	—	—	—	—	141,631

Cash dividends declared — $0.17 per share	—	—	—	—	—	(56,118)	—	(56,118)
Issuance of non-vested stock, net of forfeitures	—	(17)	17	—	—	—	—	—
Share-based compensation expense	—	—	3,590	—	—	—	—	3,590
Stock options exercised	—	238	961	—	—	—	—	1,199
Share-based tax benefit	—	—	272	—	—	—	—	272
Change in ownership at majority-owned subsidiary	—	—	—	—	—	—	22,772	22,772

Balance at March 31, 2008	$—	335,750	1,106,049	(113,944)	92,076	2,110,043	22,772	3,552,746

Balance at December 31, 2008	$919,635	336,011	1,165,875	(114,117)	129,253	1,350,501	32,349	3,819,507
Net loss	—	—	—	—	—	(136,672)	(57)	(136,729)
Other comprehensive income (loss), net of tax:
Net unrealized loss on cash flow hedges	—	—	—	—	(4,030)	—	—	(4,030)
Change in unrealized gains/losses on investment securities available for sale, net of reclassification adjustment	—	—	—	—	(256)	—	—	(256)
Amortization of postretirement unfunded health benefit, net of tax	—	—	—		46		—	46

Other comprehensive loss	—	—	—	—	(4,240)	—	—	(4,240)

Comprehensive loss	—	—	—	—	—	—	—	(140,969)

Cash dividends declared on common stock — $0.01 per share	—	—	—	—	—	(3,309)	—	(3,309)
Cash dividends paid on preferred stock — $7.78 per share	—	—	—	—	—	(7,528)	—	(7,528)
Accretion of discount on preferred stock	2,093	—	—	—	—	(2,093)	—	—
Treasury shares purchased	—	—	—	(22)	—	—	—	(22)
Issuance of non-vested stock, net of
forfeitures	—	(8)	8	—	—	—	—	—
Vesting of restricted share units	—	29	(29)	—	—	—	—	—
Share-based compensation expense	—	—	2,769	—	—	—	—	2,769
Stock options exercised	—	37	224	—	—	—	—	261
Share-based compensation tax deficiency	—	—	(638)	—	—	—	—	(638)
Change in ownership at majority-owned subsidiary	—	—	200	—	—	—	1,127	1,327

Balance at March 31, 2009	$921,728	336,069	1,168,409	(114,139)	125,013	1,200,899	33,419	3,671,398

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Operating activities:
Net income (loss)	$(136,729)	82,553
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for losses on loans	290,437	91,049
Depreciation, amortization and accretion, net	10,639	26,650
Equity in loss of equity method investments	—	1,160
Deferred tax expense	587	1,159
Decrease in interest receivable	10,981	23,867
Increase (decrease) in interest payable	10,019	(4,588)
Decrease (increase) in trading account assets	9,500	(16,927)
Originations of mortgage loans held for sale	(666,259)	(317,442)
Proceeds from sales of mortgage loans held for sale	576,945	329,104
Gain on sale of mortgage loans held for sale	(2,063)	(4,116)
Loss on sale of impaired loans held for sale	65	—
Decrease (increase) in other assets	36,949	(4,819)
Decrease in accrued salaries and benefits	(19,748)	(22,488)
(Decrease) increase in other liabilities	(9,493)	73,909
Increase in fair value of private equity investments, net	—	(4,946)
Proceeds from redemption of Visa shares	—	(38,542)
Decrease in liability for Visa litigation	—	(17,430)
Share-based compensation	2,748	3,653
Excess tax benefit from share-based payment arrangements	—	(230)
Other, net	1,268	2,534

Net cash provided by operating activities	115,846	204,110

Investing activities:
Net (increase) decrease in interest earning deposits with banks	(84,952)	8,510
Net increase (decrease) in federal funds sold and securities purchased under resale agreements	232,648	(25,769)
Proceeds from maturities and principal collections of investment securities available for sale	190,168	413,453
Net decrease in interest bearing funds with Federal Reserve Bank	844,130	—
Proceeds from sales of investment securities available for sale	7,947	—
Purchases of investment securities available for sale	(83,422)	(444,454)
Net increase in loans	(218,833)	(770,029)
Purchases of premises and equipment	(13,393)	(33,410)
Proceeds from disposals of premises and equipment	1,700	865
Proceeds from redemption of Visa shares	—	38,542

Net cash provided (used) by investing activities	875,993	(812,292)

Financing activities:
Net increase in demand and savings deposits	702,581	472,321
Net (decrease) increase in certificates of deposit	(1,371,774)	231,050
Net decrease in federal funds purchased and other securities sold under repurchase agreements	(148,600)	(211,303)
Principal repayments on long-term debt	(233,495)	(66,432)
Proceeds from issuance of long-term debt	—	155,800
Excess tax benefit from share-based payment arrangements	—	230
Dividends paid to common shareholders	(19,823)	(67,626)
Dividends paid to preferred shareholders	(7,528)	—
Proceeds from issuance of common stock	261	1,199

Net cash (used) provided by financing activities	(1,078,378)	515,239

Decrease in cash and due from banks	(86,539)	(92,943)
Cash and due from banks at beginning of period	524,327	682,583

Cash and due from banks at end of period	$437,788	589,640

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Synovus Financial Corp. (Synovus) consolidated financial statements and related notes appearing in Synovus’ 2008 Annual Report on Form 10-K previously filed with the U.S. Securities and Exchange Commission (SEC).
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the respective balance sheets, and the reported amounts of revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the fair value of investments; the allowance for loan losses; the valuation of other real estate; the valuation of long-lived assets and other intangible assets; the valuation of deferred tax assets; and the disclosures of contingent assets and liabilities. In connection with the determination of the allowance for loan losses and the valuation of certain impaired loans and other real estate, management obtains independent appraisals for significant properties and properties collateralizing impaired loans.
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
Certain prior year amounts have been reclassified to conform to the presentation adopted in 2009.

Note 2 — Supplemental Cash Flow Information
For the three months ended March 31, 2009 and 2008, Synovus paid income taxes (net of refunds received) of approximately $20 thousand and $96 thousand, respectively. The amount of income taxes paid for the three months ended March 31, 2009 is primarily due to Synovus’ net loss position. The amount for the three months ended March 31, 2008 was impacted by tax overpayment credits from 2007 that were applied towards the 2008 income tax liability. For the three months ended March 31, 2009 and 2008, Synovus paid interest of $130.9 million and $218.8 million, respectively.
Non-cash investing activities consisted of loans of approximately $141.9 million and $45.0 million, which were foreclosed and transferred to other real estate during the three months ended March 31, 2009 and 2008, respectively, impaired loans of approximately $21.3 million and $42.3 million, which were transferred to impaired loans held for sale during the three months ended March 31, 2009 and 2008, respectively, and impaired loans held for sale of approximately $1.3 million, which were foreclosed and transferred to other real estate during the three months ended March 31, 2009.
Note 3 — Comprehensive Income
Other comprehensive income (loss) consists of the change in net unrealized gains (losses) on cash flow hedges, the change in net unrealized gains (losses) on investment securities available for sale, and the amortization of the post-retirement unfunded health benefit. Comprehensive income (loss) consists of net income (loss) plus other comprehensive income (loss).
Comprehensive income (loss) for the three months ended March 31, 2009 and 2008 is presented below:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Net income (loss)	$(136,729)	80,994
Other comprehensive income, net of tax:
Change in net unrealized gains (losses) on cash flow hedges	(4,030)	12,301
Change in net unrealized gains (losses) on investment securities available for sale, net of reclassification adjustment	(256)	48,290

Amortization of postretirement unfunded health benefit	46	46

Other comprehensive income (loss)	(4,240)	60,637

Comprehensive income (loss)	$(140,969)	141,631

Note 4 — Restructuring Charges
Restructuring charges represent severance and other project related costs incurred in conjunction with the implementation of Project Optimus (an initiative focused on operating efficiency gains and enhanced revenue growth) as well as severance costs associated with additional job function and position eliminations identified during the first quarter of 2009 as part of a continued effort to manage a leaner organization. Synovus expects to incur approximately $27.5 million in restructuring costs related to these efficiency efforts, of which $16.1 million was recorded through December 31, 2008. Synovus recorded $6.4 million in restructuring (severance) charges during the three months ended March 31, 2009. Synovus has recorded cumulative restructuring charges through March 31, 2009 of $22.5 million. At March 31, 2009, Synovus had an accrued liability of $7.0 million related to restructuring charges.

Note 5 — Standby Letters of Credit
Synovus provides credit enhancements in the form of standby letters of credit to assist certain commercial customers in obtaining long-term funding through taxable and tax-exempt bond issues. Under these agreements and under certain conditions, if the bondholder requires the issuer to repurchase the bonds, Synovus is obligated to provide funding under the letter of credit to the issuer to finance the repurchase of the bonds by the issuer. Bondholders (investors) may require the issuer to repurchase the bonds on a weekly basis for reasons including general liquidity needs of the investors, general industry/market considerations, as well as changes in Synovus’ credit ratings. Synovus’ maximum exposure to credit loss in the event of nonperformance by the counterparty is represented by the contract amount of those instruments. Synovus applies the same credit policies in entering into commitments and conditional obligations as it does for loans. The maturities of the funded letters of credit range from one to fifty-nine months, and the yields on these instruments are comparable to average yields for new commercial loans. Synovus has issued approximately $1.41 billion in letters of credit related to these bond issuances. At March 31, 2009, approximately $830 million was funded under these standby letter of credit agreements, all of which are reported as a component of total loans. As of May 5, 2009, approximately $540 million has been funded subsequent to March 31, 2009 related to these bond repurchases, bringing the total amount of funding related to bond repurchases to approximately $1.37 billion, which are included in loans outstanding as of May 5, 2009. As of May 5, 2009, Synovus could be required to repurchase additional bonds of approximately $40 million.
Note 6 — Impaired Loans Held for Sale
Loans or pools of loans are transferred to the impaired loans held for sale portfolio when the intent to hold the loans has changed due to portfolio management or risk mitigation strategies and when there is a plan to sell the loans within a reasonable period of time. The value of the loans or pools of loans is primarily determined by analyzing the underlying collateral of the loan and the external market prices of similar assets. At the time of transfer, if the estimated net realizable value is less than the carrying amount, the difference is recorded as a charge-off against the allowance for loan losses. Decreases in estimated net realizable value subsequent to the transfer as well as losses (gains) from sale of these loans are recognized as a component of non-interest expense. During the three months ended March 31, 2009, Synovus transferred loans with a cost basis totaling $40.8 million to the impaired loans held for sale portfolio. Synovus recognized charge-offs totaling $19.5 million on these loans, resulting in a new cost basis for loans transferred to the impaired loans held for sale portfolio of $21.3 million. The $19.5 million in charge-offs were based on the estimated sales price of the loans through bulk sales. Subsequent to their transfer to the impaired loans held for sale portfolio, Synovus foreclosed on certain impaired loans held for sale and transferred foreclosed assets of $1.3 million to other real estate during the three months ended March 31, 2009.

Note 7 — Loans, Net of Unearned Income
Loans, net of unearned income, at March 31, 2009 and December 31, 2008 are presented below:

	March 31,	December 31,
(in thousands)	2009	2008
Investment properties	$5,803,635	5,522,751
1-4 family properties	4,826,838	5,177,246
Land acquisition	1,649,217	1,620,370

Total commercial real estate loans	12,279,690	12,320,367
Commercial and industrial loans	11,155,985	11,247,267
Retail loans	4,326,619	4,389,926

Total loans	27,762,294	27,957,560
Unearned income	(32,022)	(37,383)

Loans, net of unearned income	$27,730,272	27,920,177

Note 8 — Allowance for Loan Losses
Activity in the allowance for loan losses for the three months ended March 31, 2009 and 2008 is presented below:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Balance, beginning of period	$598,301	367,613
Provision for losses on loans	290,437	91,049
Loans charged off, net of recoveries	(246,316)	(63,813)

Balance, end of period	$642,422	394,849

Note 9 — Other Real Estate
Other real estate (ORE), consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is recorded as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of non-interest expense.
The carrying value of ORE was $287.2 million and $246.1 million at March 31, 2009 and December 31, 2008, respectively. During the three months ended March 31, 2009, approximately $141.9 million of loans and $1.3 million of impaired loans held for sale were foreclosed and transferred to other real estate. During the three months ended March 31, 2009 and 2008, Synovus recognized foreclosed real estate costs of $46.3 million and $7.9 million, respectively. ORE costs recognized during the three months ended March 31, 2009 include $28.8 million in additional write-downs due to declines in fair value or reductions in estimated realizable value subsequent to the date of foreclosure (including approximately $10 million in write-downs in anticipation of expected liquidation value on pending sales), $12.2 million in net losses resulting from sales transactions which have already closed, $3.9 million in carrying costs associated with ORE, and $1.4 million in legal and appraisal fees.

Note 10 — Fair Value Accounting
Effective January 1, 2008, Synovus adopted Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S. Generally Accepted Accounting Principles (GAAP), and expands disclosures about fair value measurements. This statement did not introduce any new requirements mandating the use of fair value; rather, it unified the meaning of fair value and added additional fair value disclosures.
SFAS No.159 permits entities to make an irrevocable election, at specified election dates, to measure eligible financial instruments and certain other instruments at fair value. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. As of January 1, 2008, Synovus has elected the fair value option (FVO) for mortgage loans held for sale and certain callable brokered certificates of deposit. Accordingly, a cumulative adjustment of $58 thousand ($91 thousand less $33 thousand of income taxes) was recorded as an increase to retained earnings.
In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. As of January 1, 2009, Synovus has adopted the fair value measurement for all non-financial assets and non-financial liabilities.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP No. FAS 115-2 and FAS 124-2 are intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The provisions for this statement are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. This statement must be adopted concurrent with the adoption of FSP No. FAS 157-4 and FSP No. FAS 107-1 and APB 28-1. The impact to Synovus is expected to be insignificant.
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. FAS 157-4 is intended to determine the fair value when there is no active market or where the inputs being used represent distressed sales. The provisions for this statement are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. This statement must be adopted concurrent with the adoption of FSP No. FAS 115-2 and FAS 124-2 and FSP No. FAS 107-1 and APB 28-1. The impact to Synovus is expected to be insignificant.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments that are currently not reflected on the balance sheet at fair value. The disclosure of the fair value of financial instruments not reflected at fair value on the balance sheet is now required on an interim basis within the scope of SFAS No.

107, “Disclosure About Fair Value of Financial Instruments.” The provisions for this statement are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. This statement must be adopted concurrent with the adoption of FSP No. FAS 115-2 and FAS 124-2 and FSP No. FAS 157-4.
Synovus has elected to adopt FSP No. FAS 115-2 and FAS 127-2, FSP No. FAS 157-4, and FSP No. FAS 107-1 and APB 28-1 in the interim period ending June 30, 2009.
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
Derivative Assets and Liabilities
Derivative instruments are valued using internally developed models. These derivatives include interest rate swaps, floors, caps, and collars. The sale of To-be-announced (TBA) mortgage-backed securities for current month delivery or in the future and the purchase of option contracts of similar duration are derivatives utilized by Synovus’ mortgage subsidiary, and are valued by obtaining prices directly from dealers in the form of quotes for identical securities or options using a bid pricing convention with a spread between bid and offer quotations. All of these types of derivatives are classified as Level 2 within the valuation hierarchy. The mortgage subsidiary originates mortgage loans which are classified as derivatives prior to the loan closing when there is a lock commitment outstanding to a borrower to close a loan at a specific interest rate. These derivatives are valued based on the other mortgage derivatives mentioned above except there is fall-out ratios for interest rate lock commitments that have an additional input which is considered Level 3. Therefore, this type of derivative instrument is classified as Level 3 within the valuation hierarchy. These amounts, however, are insignificant.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present all financial instruments measured at fair value on a recurring basis, including financial instruments for which Synovus has elected the fair value option as of March 31, 2009 and December 31, 2008 according to the SFAS No. 157 valuation hierarchy:

	March 31, 2009
					Total
					Assets/Liabilities
(in thousands)	Level 1	Level 2	Level 3		at Fair Value
Assets
Trading account assets	$2,199	12,814	—		15,013
Mortgage loans held for sale	—	223,093	—		223,093
Investment securities available for sale	1,078	3,641,270	136,125	(2)	3,778,473
Private equity investments	—	—	124,166	(3)	124,166
Derivative assets	—	266,573	2,805		269,378

Liabilities
Brokered certificates of deposit (1)	$—	12,574	—		12,574
Trading account liabilities	—	10,375	—		10,375
Derivative liabilities	—	192,556	—		192,556

	December 31, 2008
					Total
					Assets/Liabilities
(in thousands)	Level 1	Level 2	Level 3		at Fair Value
Assets
Trading account assets	$478	24,035	—		24,513
Mortgage loans held for sale	—	133,637	—		133,637
Investment securities available for sale	4,579	3,748,330	139,239	(2)	3,892,148
Private equity investments	—	—	123,475	(3)	123,475
Derivative assets	—	305,383	2,388		307,771

Liabilities
Brokered certificates of deposit (1)	$—	75,875	—		75,875
Trading account liabilities	—	17,287	—		17,287
Derivative liabilities	—	206,340	—		206,340

(1)	Amounts represent the value of certain callable brokered certificates of deposit for which Synovus has elected the fair value option under SFAS No. 159.

(2)	This amount primarily consists of Federal Home Loan Bank stock and Federal Reserve Bank stock of approximately $113.4 million and $5.0 million as of March 31, 2009 and approximately $117.8 and $4.3 million as of December 31, 2008, respectively.

(3)	Amount represents the recorded value of private equity investments before non-controlling interest. The value net of non-controlling interest was $88.6 million and $85.7 million at March 31, 2009 and December 31, 2008, respectively.

Changes in Fair Value — FVO Items
The following table presents the changes in fair value included in the consolidated statement of income for items which the fair value election was made. The table does not reflect the change in fair value attributable to the related economic hedges Synovus used to mitigate interest rate risk associated with the financial instruments. These changes in fair value were recorded as a component of mortgage banking income and other non-interest income, as appropriate, and substantially offset the change in fair value of the financial instruments referenced below.

		Changes in Fair Value Gains (Losses)
		Three Months Ended		Three Months Ended
		March 31, 2009		March 31, 2008
	As of	Mortgage	Other	Mortgage	Other
	March 31,	Banking	Operating	Banking	Operating
(in thousands)	2009	Income	Income	Income	Income
Mortgage loans held for sale	$3,266	$(1,676)	—	50	—
Certain callable brokered certificates of deposit	12,754	—	502	—	(2,250)
Changes in Level Three Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs (Level 3) to fair-value certain assets and liabilities as of March 31, 2009 and 2008. The tables below includes a roll forward of the balance sheet amount for the three months ended March 31, 2009 and 2008 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis.

	Investment
	Securities	Private
	Available	Equity
(in thousands)	for Sale	Investments
Beginning balance, January 1, 2009	$139,239	123,475
Total gains or (losses) (realized/unrealized):
Included in earnings	—	—
Unrealized gains included in other comprehensive income	1,048	—
Purchases, sales, issuances, and settlements, net	(4,162)	691
Transfers in and/or out of Level 3	—	—

Ending balance, March 31, 2009	$136,125	124,166

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2009	$1,048	—

	Investment
	Securities	Private
	Available	Equity
(in thousands)	for Sale	Investments
Beginning balance, January 1, 2008	$126,715	77,417
Total gains or (losses) (realized/unrealized):
Included in earnings	—	4,946	(1)
Unrealized losses included in other comprehensive income	(73)	—
Purchases, sales, issuances, and settlements, net	5,904	4,542
Transfers in and/or out of Level 3	—	—

Ending balance, March 31, 2008	$132,546	86,905

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2008	$(73)	4,946

(1)	Amount represents net gains from private equity investments before non-controlling interest. The net gain after non-controlling interest was $3.4 million at March 31, 2008.
The tables below summarize gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings or changes in net assets for material Level 3 assets and liabilities for the three months ended March 31, 2009 and 2008.

Three Months Ended
March 31, 2009
Investment
	Securities	Private
	Available	Equity
(in thousands)	for Sale	Investments
Total change in earnings	$—	—
Change in unrealized losses to assets and liabilities still held at March 31, 2009	1,048	—

	Three Months Ended
	March 31, 2008
	Investment
	Securities	Private
	Available	Equity
(in thousands)	for Sale	Investments
Total change in earnings	$—	4,946
Change in unrealized losses to assets and liabilities still held at March 31, 2008	(73)	—

Assets Measured at Fair Value on a Non-recurring Basis
Certain assets and liabilities are measured at fair value on a non-recurring basis. These assets and liabilities are measured at fair value on a non-recurring basis and are not included in the tables above. These assets and liabilities primarily include impaired loans and other real estate. The amounts below represent only balances measured at fair value during the period and still held as of the reporting date.

	As of and for the Three Months Ended March 31, 2009
(in millions)	Level 1	Level 2	Level 3	Losses
Impaired loans	$—	—	1,236.6	226.9
Other real estate	—	—	287.2	32.8	(1)

	As of and for the Three Months Ended December 31, 2008
(in millions)	Level 1	Level 2	Level 3	Losses
Impaired loans	$—	—	729.6	157.7

(1)	$287.2 million the amount which is included in other assets on the Consolidated Balance Sheet and represents fair value for these assets. $32.8 million represents losses resulting from write-downs of ORE subsequent to their initial classification as ORE.
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
The fair value of ORE is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. An asset that is acquired through, or in lieu of, loan foreclosures is valued at the fair value of the asset less the estimated cost to sell. The transfer at fair value results in a new cost basis for the asset. Subsequent to foreclosure, valuations are updated periodically, and assets are marked to current fair value, but not to exceed the new cost basis.

Note 11 — Derivative Instruments
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
The receive fixed interest rate swap contracts at March 31, 2009 are being utilized to hedge $800 million in floating rate loans and $604 million in fixed-rate liabilities. A summary of interest rate swap contracts and their terms at March 31, 2009 is shown below. In accordance with the provisions of SFAS No. 133, the fair value (net unrealized gains and losses) of these contracts has been recorded on the consolidated balance sheets.

		Weighted-Average
				Maturity
	Notional	Receive	Pay	In	Fair Value
(dollars in thousands)	Amount	Rate	Rate(*)	Months	Assets	Liabilities
Receive fixed interest rate swaps:
Fair value hedges	$603,936	3.94%	0.83%	22	$27,623	—
Cash flow hedges	800,000	7.86%	3.25%	23	59,079	—

Total	$1,403,936	6.17%	2.21%	23	$86,702	—

(*)	Variable pay rate based upon contract rates in effect at March 31, 2009.
Cash Flow Hedges
Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis for all cash flow hedges entered into after March 31, 2007. The cumulative dollar offset method is used for all hedges entered into prior to that date. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of income as a component of other non-interest income. As of March 31, 2009, cumulative ineffectiveness for Synovus’ portfolio of cash flow hedges represented a gain of approximately $33 thousand.
Synovus expects to reclassify from accumulated other comprehensive income (loss) approximately $19.1 million as net-of-tax income during the next twelve months, as the related payments for interest rate swaps and amortization of deferred gains (losses) are recorded.
Fair Value Hedges
Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair market value of various fixed rate liabilities due to changes in the benchmark interest rate LIBOR. Synovus calculates effectiveness of the fair value hedges quarterly using regression analysis. As of March 31, 2009, cumulative ineffectiveness for

Synovus’ portfolio of fair value hedges represented a gain of approximately $1.2 million. Ineffectiveness from fair value hedges is recognized in the consolidated statements of income as a component of other non-interest income.
Customer Related Derivative Positions
Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the interest rate risk to Synovus. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of March 31, 2009, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $3.74 billion, an increase of $30.1 million compared to December 31, 2008.
Mortgage Derivatives
Synovus originates first lien residential mortgage loans for sale into the secondary market and generally does not hold the originated loans for investment purposes. Mortgage loans are sold by Synovus for conversion to securities and the servicing is sold to a third party servicing aggregator, or the mortgage loans are sold as whole loans to investors either individually or in bulk.
At March 31, 2009, Synovus had commitments to fund primarily fixed-rate mortgage loans to customers in the amount of $399.1 million. The fair value of these commitments at March 31, 2009 resulted in an unrealized gain of $2.8 million, which was recorded as a component of mortgage banking income in the consolidated statements of income.
At March 31, 2009, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to approximately $553.7 million. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding commitments to originate residential mortgage loans for resale.
The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans at March 31, 2009 resulted in an unrealized loss of $3.7 million, which was recorded as a component of mortgage banking income in the consolidated statements of income.
Counterparty Credit Risk and Collateral
Entering into interest rate derivatives potentially exposes Synovus to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Synovus assesses the credit risk of its counterparties regularly, monitoring publicly available credit rating information as well as other market based or, where applicable, customer specific credit metrics. Collateral requirements are determined via policies and procedures and in accordance with existing agreements. Synovus minimizes credit risk by dealing with highly rated counterparties and by obtaining collateral as required by policy.

Collateral Contingencies
Certain of Synovus’ derivative instruments contain provisions that require Synovus to maintain an investment grade credit rating from each of the major credit rating agencies. Should Synovus’ credit rating fall below investment grade, these provisions allow the counterparties of the derivative instrument to request immediate termination or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2009 is $188.6 million for which Synovus has posted collateral of $120.4 million in the normal course of business. If the credit-risk related contingent features underlying these agreements had been triggered on March 31, 2009, Synovus would have been required to post an additional $68.2 million of collateral to its counterparties. On April 22, 2009, a major credit rating agency issued a downgrade causing Synovus’ credit rating to fall below investment grade. As a result of this downgrade, Synovus has been required to post $18.1 million in additional collateral against liability positions. Also as a result of this downgrade, Synovus received notification from one counterparty that they were exercising their provision to terminate their swap positions with Synovus. These terminations, including terminations of swaps in both asset and liability positions, resulted in Synovus receiving $11.4 million as net settlement.
The impact of derivatives on the balance sheet at March 31, 2009 and 2008 is presented below:

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet	March 31,		Balance Sheet	March 31,
(in thousands)	Location	2009	2008	Location	2009	2008
Derivatives Designated as Hedging Instruments:
Interest rate contracts:
Fair value hedges	Other assets	$27,623	32,377	Other liabilities	$—	(7)
Cash flow hedges	Other assets	59,079	51,153	Other liabilities	—	—

Total derivatives designated as hedging instruments		$86,702	83,530		$—	(7)

Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	Other assets	$179,871	107,052	Other liabilities	$188,832	108,092
Mortgage derivatives	Other assets	2,805	1,685	Other liabilities	3,724	887

Total derivatives not designated as hedging instruments		$182,676	108,737		$192,556	108,979

Total derivatives		$269,378	192,267		$192,556	108,972

     The impact of derivatives on the income statement for the three months ended March 31, 2009 and 2008 is presented below:

	Amount of Gain (Loss)		Location of	Amount of Gain (Loss)
	Recognized in OCI on		Gain (Loss)	Reclassified from OCI		Location of	Amount of Gain (Loss)
	Derivative		Reclassified	into Income		Gain (Loss)	Recognized in Income
	Effective Portion		from OCI	Effective Portion		Recognized	Ineffective Portion
	Three Months Ended		into Income	Three Months Ended		in Income	Three Months Ended
	March 31,		Effective	March 31,		Ineffective	March 31,
(in thousands)	2009	2008	Portion	2009	2008	Portion	2009	2008
Interest rate contracts	$1,986	14,330	Interest Income (Expense)	$6,016	2,029	Other Income (Expense)	$(209)	1,323

Total	$1,986	14,330		$6,016	2,029		$(209)	1,323

	Derivative			Hedged Item
		Amount of Gain (Loss)			Amount of Gain (Loss)
	Location of	Recognized in Income		Location of	Recognized in Income
	Gain (Loss)	on Derivative		Gain (Loss)	On Hedged Item
	Recognized in	Three Months Ended		Recognized in	Three Months Ended
	Income on	March 31,		Income on	March 31,
(in thousands)	Derivative	2009	2008	Hedged Item	2009	2008
Derivatives Designated in Fair Value Hedging Relationships:
Interest rate contracts	Other Income (Expense)	$(10,858)	14,289	Other Income (Expense)	$11,103	(12,900)

Total		$(10,858)	14,289		$11,103	(12,900)

Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	Other Income (Expense)	$(7,629)	3,079
Mortgage derivatives	Mortgage Revenues	168	1,642

Total		$(7,461)	4,721

Note 13 — Cumulative Perpetual Preferred Stock
On December 19, 2008, Synovus issued to the United States Department of the Treasury (Treasury) 967,870 shares of Synovus’ Fixed Rate Cumulative Perpetual Preferred Stock, Series A without par value (the Series A Preferred Stock), having a liquidation amount per share equal to $1,000, for a total price of $967,870,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. Synovus may not redeem the Series A Preferred Stock during the first three years except with the proceeds from a qualified equity offering of not less than $241,967,500. After February 15, 2012, Synovus may, with the consent of the Federal Deposit Insurance Corporation, redeem, in whole or in part, the Series A Preferred Stock at the liquidation amount per share plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting. Prior to December 19, 2011, unless Synovus has redeemed the Series A Preferred Stock or the Treasury has transferred the Series A Preferred Stock to a third party, the consent of the Treasury will be required for Synovus to (1) declare or pay any dividend or make any distribution on common stock, par value $1.00 per share, other than regular quarterly cash dividends of not more than $0.06 per share, or (2) redeem, repurchase or acquire Synovus common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice. A consequence of the Series A Preferred Stock purchase includes certain restrictions on executive compensation that could limit the tax deductibility of compensation that Synovus pays to executive management. The recently enacted American Recovery and Reinvestment Act (ARRA) and the Treasury’s February 10, 2009, Financial Stability Plan and regulations that may be adopted under these laws may retroactively affect Synovus and modify the terms of the Series A Preferred Stock. In particular, the ARRA provides that the Series A Preferred Stock may now be redeemed at any time with the consent of the Federal Deposit Insurance Corporation.
As part of its issuance of the Series A Preferred Stock, Synovus issued the Treasury a warrant to purchase up to 15,510,737 shares of Synovus common stock (the Warrant) at an initial per share exercise price of $9.36. The Warrant provides for the adjustment of the exercise price and the number of shares of Synovus common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of our common stock, and upon certain issuances of our common stock at or below a specified price relative to the initial exercise price. The Warrant expires on December 19, 2018. If, on or prior to December 31, 2009, Synovus receives aggregate gross cash proceeds of not less than $967,870,000 from “qualified equity offerings” announced after October 13, 2008, the number of shares of common stock issuable pursuant to the Treasury’s exercise of the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments, underlying the Warrant. Pursuant to the Securities Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.
Synovus has allocated the total proceeds received from the Treasury based on the relative fair values of the preferred shares and the Warrants. This allocation resulted in the preferred shares and the Warrants being initially recorded at amounts that are less than their respective fair values at the issuance date.
The $48.5 million discount on the Series A Preferred Stock is being accreted using a constant effective yield over the five-year period preceding the 9 % perpetual dividend. Synovus records increases in the carrying amount of the preferred shares resulting from accretion of the discount by charges against retained earnings.
Note 14 — Income Taxes
Synovus is subject to income taxation in the U.S. and by various state jurisdictions. Synovus’ U.S. Federal income tax return is filed on a consolidated basis, while state income tax returns are filed on both a consolidated and a separate entity basis. Synovus is no longer subject to U.S. Federal income tax examinations for years prior to 2004 and Synovus, with few exceptions, is no longer subject to income tax examinations from state and local tax authorities for years prior to 2002. Synovus’ Federal income tax returns are not currently under examination by the IRS. However, certain state income tax examinations are currently in progress. Although Synovus is unable to determine the ultimate outcome of these examinations, Synovus believes that its liability for uncertain income tax positions relating to these jurisdictions for such years is adequate.
In connection with the spin-off of TSYS on December 31, 2007, Synovus entered into a tax sharing agreement with TSYS, which requires TSYS to indemnify Synovus from potential income tax liabilities that may arise in future examinations as a result of TSYS’ inclusion in Synovus’ consolidated income tax return filings for calendar years prior to 2008.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (1):

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Beginning balance	$8,021	7,074
Current activity:
Additions based on tax positions related to current year	46	171
Additions for tax positions of prior years	—	1,299
Deductions for tax positions of prior years	(94)	(337)
Settlements	—	—

Net, current activity	(48)	1,133

Ending balance	$7,973	8,207

(1)	Unrecognized state income tax benefits are not adjusted for the Federal income tax impact.
Synovus recognizes accrued interest and penalties related to unrecognized income tax benefits as a component of income tax expense. Accrued interest and penalties on unrecognized income tax benefits totaled $1.5 million and $1.7 million as of January 1, 2009 and March 31, 2009, respectively. The total amount of unrecognized income tax benefits as of January 1, 2009 and March 31, 2009 that, if recognized, would affect the effective income tax rate is $6.2 million and $6.3 million (net of the Federal benefit on state income tax issues), respectively, which includes interest and penalties of $1.0 million and $1.1 million. Synovus expects that approximately $344 thousand of uncertain income tax positions will be either settled or resolved during the next twelve months.
Pursuant to the requirements under FASB Statement No. 109, “Accounting for Income Taxes” Synovus must evaluate all available evidence in considering whether it is more likely than not that deferred tax assets will be realized. Synovus considered the potential to carry back tax losses to offset taxable income in prior periods, the future reversals of existing taxable temporary differences by jurisdiction, potential tax planning strategies, and profitability in future periods. Total gross deferred income tax assets at December 31, 2008 were $332.1 million, less a valuation allowance of $5.1 million, resulting in total deferred income tax assets of $327.0 million. A total gross deferred income tax liability of $163.8 million was recognized at December 31, 2008 which resulted in a net deferred income tax asset at December 31, 2008 of $163.2 million. These balances did not change significantly during the three months ended March 31, 2009. The deferred tax assets valuation allowance is for certain state net operating losses and excess tax credits. No other valuation allowance related to deferred tax assets has been recorded as of March 31, 2009, as management believes it is more likely than not that the remaining deferred tax assets will be fully realized based on future reversals of existing temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income in prior carryback years. Additionally, while management believes that it is more likely than not that the net deferred tax assets will be fully realized, further deterioration of Synovus’ expected future profitability could have a material impact on management’s assessment of the realizability of these deferred tax assets.

Note 15 – Visa Initial Public Offering and Litigation Expense
Synovus is a member of the Visa USA network. Under Visa USA bylaws, Visa members are obligated to indemnify Visa USA and/or its parent company, Visa, Inc., for potential future settlement of, or judgments resulting from, certain litigation, which Visa refers to as the “covered litigation.” Synovus’ indemnification obligation is limited to its membership proportion of Visa USA. On November 7, 2007, Visa announced the settlement of its American Express litigation, and disclosed in its annual report on Form 10-K filed with the SEC for the year ended September 30, 2007 that Visa had accrued a contingent liability for the estimated settlement of its Discover litigation. During the second half of 2007, Synovus recognized a contingent liability in the amount of $36.8 million as an estimate for its membership proportion of the American Express settlement and the potential Discover settlement, as well as its membership proportion of the amount that Synovus estimates will be required for Visa to settle the remaining covered litigation.
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
At March 31, 2009, Synovus’ accrual for the aggregate amount of Visa’s covered litigation was $19.3 million. For the three months ended March 31, 2008, the redemption of shares and changes to the accrued liability for Visa litigation resulted in a gain of $34.1 million, net of tax, or $0.10 per diluted share.
Note 16 – Recently Adopted Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS 141R clarifies the definitions of both a business combination and a business. All business combinations will be accounted for under the acquisition method (previously referred to as the purchase method). This standard defines the acquisition date as the only relevant date for recognition and measurement of the fair value of consideration paid. SFAS 141R requires the acquirer to expense all acquisition related costs. SFAS 141R will also require acquired loans to be recorded net of the allowance for loan losses on the date of acquisition. SFAS 141R defines the measurement period as the time after the acquisition date during which the acquirer may make adjustments to the “provisional” amounts recognized at the acquisition date. This period cannot exceed one year, and any subsequent adjustments made to provisional amounts are done retrospectively and restate prior period data. SFAS 141R was adopted by Synovus effective January 1, 2009 and is applicable to business combinations entered into after December 15, 2008. The estimated impact of adoption will not be determined until Synovus enters into a business combination.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” SFAS 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of equity. Disclosure requirements include net income and comprehensive income to be displayed for both the controlling and noncontrolling interests and a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interests. Synovus adopted SFAS No. 160 effective January 1, 2009. The impact of adoption resulted in a change in balance sheet classification and presentation to non-controlling interests which is now reported as a separate component of equity.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.” SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Disclosure requirements include qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains/losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Synovus adopted the disclosure requirements of SFAS No. 161 effective January 1, 2009.
In June 2008, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based-Payment Transactions Are Participating Securities” (EITF 03-6-1). EITF 03-6-1 requires that unvested share-based payment awards that have nonforfeitable rights to dividends or dividend equivalents are participating securities and therefore should be included in computing earnings per share using the two-class method. EITF 03-6-1 was adopted by Synovus effective January 1, 2009. The impact of adoption was not material to Synovus’ financial position, results of operations, or cash flows.
In November 2008, the EITF reached a consensus on EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations (EITF 08-6). EITF 08-6 addresses questions about the potential effect of SFAS 141R and SFAS 160 on equity-method accounting under Accounting Principles Board Opinion 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18). The EITF will continue existing practices under APB 18 including the use of a cost-accumulation approach to initial measurement of the investment. The EITF will not require the investor to perform a separate impairment test on the underlying assets of an equity method investment, but under APB 18, an overall other-than-temporary impairment test of its investment is still required. Shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. EITF 08-6 was adopted by Synovus effective January 1, 2009. There was no impact of adoption to Synovus’ financial position, results of operations, or cash flows.

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
All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus’ use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “should,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus’ future business and financial performance and/or the performance of the commercial banking industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus’ ability to control or predict. These factors include, but are not limited to:
(1)	competitive pressures arising from aggressive competition from other financial service providers;

(2)	further deteriorations in credit quality, particularly in residential construction and commercial development real estate loans, may continue to result in increased non-performing assets and credit losses, which will adversely impact us;

(3)	declining values of residential and commercial real estate may result in further write-downs of assets and realized losses on disposition of non-performing assets, which may increase our credit losses and negatively affect our financial results;

(4)	continuing weakness in the residential real estate environment may negatively impact our ability to liquidate non-performing assets;

(5)	the impact on our borrowing costs, capital cost and our liquidity due to adverse changes in our current credit ratings;

(6)	inadequacy of our allowance for loan losses, or the risk that the allowance may prove to be inadequate or may be negatively affected by credit risk exposures;

(7)	our ability to manage fluctuations in the value of our assets and liabilities to maintain sufficient capital and liquidity to support our operations;

(8)	the concentration of our nonperforming assets in certain geographic regions and with affiliated borrowing groups;

(9)	the risk of additional future losses if the proceeds we receive upon the liquidation of non-performing assets are less than the fair value of such assets;

(10)	changes in the interest rate environment which may increase funding costs or reduce earning assets yields, thus reducing margins;

(11)	restrictions or limitations on access to funds from subsidiaries, thereby restricting our ability to make payments on our obligations or dividend payments;

(12)	the availability and cost of capital and liquidity;

(13)	changes in accounting standards;

(14)	slower than anticipated rates of growth in non-interest income and increased non-interest expense;

(15)	changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which Synovus is perceived in such markets, including a reduction in our debt ratings;

(16)	the impact on our financial results if management determines that additions to the deferred tax assets valuation allowance are appropriate;

(17)	the strength of the U.S. economy in general and the strength of the local economies and financial markets in which operations are conducted may be different than expected;

(18)	the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board;

(19)	inflation, interest rate, market and monetary fluctuations;

(20)	the impact of the Emergency Economic Stabilization Act of 2008 (EESA), the American Recovery and Reinvestment Act (ARRA), the Financial Stability Plan and other recent and proposed changes in governmental policy, laws and regulations, including proposed and recently enacted changes in the regulation of banks and financial institutions, or the interpretation or application thereof, including restrictions, increased capital requirements, limitations and/or penalties arising from banking, securities and insurance laws, regulations and examinations;

(21)	the impact on our financial results, reputation and business if we are unable to comply with all applicable federal and state regulations;

(22)	the costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, including, without limitation, the pending litigation with CompuCredit Corporation relating to CB&T’s Affinity Agreement with CompuCredit;

(23)	the volatility of our stock price;

(24)	the actual results achieved by our implementation of Project Optimus, and the risk that we may not achieve the anticipated cost savings and revenue increases from this initiative;

(25)	the impact on the valuation of our investments due to market volatility or counterparts payment risk; and

(26)	other factors and other information contained in this document and in other reports and filings that Synovus makes with the SEC under the Exchange Act.
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

Executive Summary
The following financial review provides a discussion of Synovus’ financial condition, changes in financial condition, and results of operations for the three months ended March 31, 2009.
Industry Overview
The first three months of 2009 continue to reflect the adverse impact of severe macro economic conditions which have negatively impacted liquidity and credit quality. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions. Financial institutions have experienced significant declines in the value of collateral for real estate loans, heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures. In addition, certain financial institutions failed or merged with other institutions and two of the government sponsored housing enterprises were placed into conservatorship with the U.S. government.
Liquidity in the debt markets remains low in spite of efforts by the U.S. Department of the Treasury (Treasury) and the Federal Reserve Bank (Federal Reserve) to inject capital into financial institutions. The federal funds rate set by the Federal Reserve has remained at 0.25% since December 2008, following a decline from 4.25% to 0.25% during 2008 through a series of seven rate reductions.
Treasury, the FDIC and other governmental agencies continue to enact rules and regulations to implement the EESA, the Troubled Asset Relief Program (TARP), the Financial Stability Plan, the ARRA and related economic recovery programs, many of which contain limitations on the ability of financial institutions to take certain actions or to engage in certain activities if the financial institution is a participant in the TARP Capital Purchase Program or related programs. Future regulations, or enforcement of the terms of programs already in place, may require financial institutions to raise additional capital and result in the conversion of preferred equity issued under TARP or other programs to common equity. There can be no assurance as to the actual impact of the EESA, the FDIC programs or any other governmental program on the financial markets.
The severe economic conditions are expected to continue through 2009. Financial institutions likely will continue to experience heightened credit losses and higher levels of non-performing assets, charge-offs and foreclosures. In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators. These factors negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive. As a result, financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.
About Our Business
Synovus is a financial services holding company based in Columbus, Georgia, with approximately $35 billion in assets. Synovus provides integrated financial services including banking, financial management, insurance, mortgage, and leasing services through 30 wholly-owned subsidiary banks and other Synovus offices in Georgia, Alabama, South Carolina, Tennessee, and Florida. At March 31, 2009, our banks ranged in size from $252.2 million to $5.87 billion in total assets.

Our Key Financial Performance Indicators
In terms of how we measure success in our business, the following are our key financial performance indicators:

•	Capital Strength	•	Loan Growth

•	Liquidity	•	Core Deposit Growth

•	Credit Quality	•	Fee Income Growth

•	Net Interest Margin	•	Expense Management
Financial Performance Summary

	Three Months Ended
	March 31,	March 31,
(in thousands, except per share data)	2009	2008	Change
Net income (loss) attributed to controlling interest	$(136,672)	80,994	nm
Net income (loss) available to common shareholders	(150,864)	80,994	nm
Diluted earnings (loss) per share (EPS)	(0.46)	0.24	nm
Provision for losses on loans	290,437	91,049	nm

Non-interest income	88,748	139,975	(36.6%)
Excluding proceeds from redemption of Visa shares and increase in fair value of private equity investments	88,748	96,487	(8.0%)

Non-interest expense	263,356	201,374	30.8%
Excluding credit costs, FDIC insurance, restructuring charges, and the 1st Quarter 2008 reversal of Visa litigation expense (1)	191,063	205,162	(6.9%)

	March 31,	December 31,	Sequential Qtr.		March 31,	Year Over Year
	2009	2008	Change (2)		2008	Change
Loans, net of unearned income	$27,730,272	27,920,178	(2.8%)		27,117,510	2.3%
Core deposits (1)	22,689,145	22,279,101	7.5%		21,222,147	6.9%

Net interest margin	3.05%	3.20%	(15	) bp	3.71%	(66	) bp
Nonperforming assets ratio	6.25	4.16	209	bp	2.49	376	bp
Past dues over 90 days	0.11	0.14	(3	) bp	0.16	(5	) bp
Net charge-off ratio (quarter)	3.53	3.25	28	bp	0.95	258	bp

Tangible common equity to tangible assets (1)	7.80	7.95	(15	) bp	9.05	(125	) bp
Tangible common equity to risk-adjusted assets (1)	8.61	8.84	(23	) bp	9.60	(99	) bp

(1)	See reconciliation of non-GAAP Financial Measures at page 59.

(2)	Ratios are annualized.

nm	= not meaningful
Critical Accounting Policies
The accounting and financial reporting policies of Synovus conform to U.S. generally accepted accounting principles (GAAP) and to general practices within the banking and financial services industries. Synovus has identified certain of its accounting policies as “critical accounting policies.” In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. The application of these policies has a significant impact on Synovus’ financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are applied in the application of these policies.
Allowance for Loan Losses
Notes 1 and 8 to Synovus’ consolidated financial statements in Synovus’ 2008 annual report on Form 10-K contain a discussion of the allowance for loan losses. The allowance for loan losses at March 31, 2009 was $642.4 million.
The allowance for loan losses is a significant estimate and is regularly evaluated by Synovus for adequacy. The allowance for loan losses is determined based on an analysis which assesses the probable loss within the loan portfolio. The allowance for loan losses consists of two components: the allocated and unallocated allowances. Both components of the allowance are available to cover inherent losses in the portfolio. Significant judgments or estimates made in the determination of the allowance for loan losses consist of the risk ratings for loans in the commercial loan portfolio, the valuation of the collateral for loans that are classified as impaired loans, and the qualitative loss factors. In determining an adequate allowance for loan losses, management makes numerous assumptions, estimates and assessments. The use of different estimates or assumptions could produce different provisions for loan losses.
Commercial Loans — Risk Ratings and Loss Factors
Commercial loans are assigned a risk rating on a nine point scale. For commercial loans that are not considered impaired, the allocated allowance for loan losses is determined based upon the expected loss percentage factors that correspond to each risk rating.
The risk ratings are based on the borrowers’ credit risk profile, considering factors such as debt service history and capacity, inherent risk in the credit (e.g., based on industry type and source of repayment), and collateral position. Ratings 7 through 9 are modeled after the bank regulatory classifications of substandard, doubtful, and loss. Expected loss percentage factors are based on the probable loss including qualitative factors. The probable loss considers the probability of default, the loss given default, and certain qualitative factors as determined by loan category and risk rating. The probability of default and loss given default are based on industry data. Industry data will continue to be used until sufficient internal data becomes available. The qualitative factors consider credit concentrations, recent levels and trends in delinquencies and nonaccrual loans, and growth in the loan portfolio. The occurrence of certain events could result in changes to the expected loss factors. Accordingly, these expected loss factors are reviewed periodically and modified as necessary.
Each loan is assigned a risk rating during the approval process. This process begins with a rating recommendation from the loan officer responsible for originating the loan. The rating recommendation is subject to approvals from other members of management and/or loan committees depending on the size and type of credit. Ratings are re-evaluated on a quarterly basis. Additionally, an independent Parent Company credit review function evaluates each bank’s risk rating process at least every twelve to eighteen months.
Impaired Loans
Management considers a loan to be impaired when the ultimate collectibility of all amounts due according to the contractual terms of the loan agreement are in doubt. A majority of our impaired loans are collateral-dependent. The net carrying amount of collateral-dependent impaired loans is equal to the lower of the loans’ principal balance or the fair value of the collateral (less estimated costs to sell) not only at the date at which impairment is initially recognized, but also at each subsequent reporting period. Accordingly, our policy requires that we update the fair value of the collateral securing collateral-dependent impaired loans each calendar quarter. Impaired loans, not including impaired loans held for sale, had a net carrying value of $1.21 billion at March 31, 2009. Most of these loans are secured by real estate, with the majority classified as collateral-dependent loans. The fair value of the real estate securing these loans is generally determined based upon appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals, including selling costs.
Estimated losses on collateral-dependent impaired loans are typically charged-off. At March 31, 2009, $785.0 million, or 64.7%, of impaired loans consisted of collateral-dependent impaired loans for which there is no allowance for loan losses as the estimated losses have been charged-off. These loans are recorded at the lower of cost or estimated fair value of the underlying collateral net of selling costs. However, if a collateral-dependent loan is placed on impaired status at or near the end of a calendar quarter, management records an allowance for loan losses based on the loan’s risk rating while an updated appraisal is being obtained. The estimated losses on these loans are recorded as a charge-off during the following quarter after the receipt of a current appraisal or fair value estimate based on current market conditions, including absorption rates. Management does not expect a material difference between the current allocated allowance on these loans and the actual charge-off.
As part of our problem asset disposition strategy, management intends to identify certain impaired loans for liquidation through loan sales in future quarters. While the specific loans have not yet been identified, these liquidations are expected to result in significantly lower proceeds than the carrying amount of these loans. Loans or pools of loans are transferred to the impaired loans held for sale portfolio when the intent to hold the loans has changed due to portfolio management or risk mitigation strategies and when there is a plan to sell the loans within a reasonable period of time. The value of the loans or pools of loans is primarily determined by analyzing the underlying collateral of the loan and the external market prices of similar assets. At the time of transfer, if the estimated net realizable value is less than the cost, the difference is recorded as a charge-off against the allowance for loan losses.
Retail Loans — Loss Factors
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
Other Real Estate
Other real estate (ORE), consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of foreclosed real estate expense. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during 2008 and 2009. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate.
Additionally, as part of our problem asset disposition strategy, management intends to identify certain other real estate (ORE) properties for liquidation through auctions or bulk sales in future quarters. While the properties have not yet been identified, these liquidations are expected to result in significantly lower proceeds than traditional sales, which will result in additional losses. ORE properties are written down to the estimated liquidation value once management has specifically identified these properties for disposition through these liquidation strategies.
Private Equity Investments
Private equity investments are recorded at fair value on the balance sheet with realized and unrealized gains and losses included in non-interest income in the results of operations in accordance with the American Institute of Certified Public Accountants (AICPA) Audit and Accounting Guide for Investment Companies. For private equity investments, Synovus uses information provided by the fund managers in the initial determination of estimated fair value. Valuation factors such as recent or proposed purchase or sale of debt or equity, pricing by other dealers in similar securities, size of position held, liquidity of the market, comparable market multiples, and changes in economic conditions affecting the issuer are used in the final determination of estimated fair value. The valuation of private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. As a result, the net proceeds realized from transactions involving these assets could differ significantly from estimated fair value.
Income Taxes
Notes 1 and 22 to Synovus’ consolidated financial statements in Synovus’ 2008 annual report on Form 10-K and Note 14 of this report contain a discussion of income taxes. The calculation of Synovus’ income tax provision is complex and requires the use of estimates and judgments in its determination. As part of Synovus’ overall business strategy, management must consider tax laws and regulations that apply to the specific facts and circumstances under consideration. This analysis includes the amount and timing of the realization of income tax liabilities or benefits. Management closely monitors tax developments on both the state and federal level in order to evaluate the effect they may have on Synovus’ overall tax position.
Pursuant to the requirements under Financial Accounting Standards Board (FASB) Statement No. 109, Synovus must evaluate all available evidence in considering whether it is more likely than not that its deferred tax assets will be realized. The ability to realize the deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. Synovus considered the potential to carry back tax losses to offset taxable income in prior periods, the future reversals of existing taxable temporary differences by jurisdiction, and potential tax planning strategies. In addition, the future profitability of Synovus was considered and will be a critical factor in determining whether an additional valuation allowance could be required in a future period. While management believes that it is more likely than not that the net deferred tax assets will be fully realized, further deterioration of Synovus’ expected future profitability could have a material impact on management’s assessment of the realizability of these deferred tax assets.
Asset Impairment
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
Cumulative Perpetual Preferred Stock
On December 19, 2008, Synovus issued to the Treasury 967,870 shares of Synovus’ Fixed Rate Cumulative Perpetual Preferred Stock, Series A without par value (the Series A Preferred Stock), having a liquidation amount per share equal to $1,000, for a total price of $967,870,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. Synovus may not redeem the Series A Preferred Stock during the first three years except with the proceeds from a qualified equity offering of not less than $241,967,500. After February 15,

2012, Synovus may, with the consent of the Federal Deposit Insurance Corporation, redeem, in whole or in part, the Series A Preferred Stock at the liquidation amount per share plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting. Prior to December 19, 2011, unless Synovus has redeemed the Series A Preferred Stock or the Treasury has transferred the Series A Preferred Stock to a third party, the consent of the Treasury will be required for Synovus to (1) declare or pay any dividend or make any distribution on common stock, par value $1.00 per share, other than regular quarterly cash dividends of not more than $0.06 per share, or (2) redeem, repurchase or acquire Synovus common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice. A consequence of the Series A Preferred Stock purchase includes certain restrictions on executive compensation that could limit the tax deductibility of compensation that Synovus pays to executive management.
As part of its purchase of the Series A Preferred Stock, Synovus issued the Treasury a warrant to purchase up to 15,510,737 shares of Synovus common stock (the Warrant) at an initial per share exercise price of $9.36. The Warrant provides for the adjustment of the exercise price and the number of shares of Synovus common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of our common stock, and upon certain issuances of our common stock at or below a specified price relative to the initial exercise price. The Warrant expires on December 19, 2018. If, on or prior to December 31, 2009, Synovus receives aggregate gross cash proceeds of not less than $967,870,000 from “qualified equity offerings” announced after October 13, 2008, the number of shares of common stock issuable pursuant to the Treasury’s exercise of the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments, underlying the Warrant. Pursuant to the Securities Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.
The offer and sale of the Series A Preferred Stock and the Warrant were effected without registration under the Securities Act in reliance on the exemption from registration under Section 4(2) of the Securities Act. Synovus has allocated the total proceeds received from the United States Department of the Treasury based on the relative fair values of the Series A Preferred Stock and the Warrants. This allocation resulted in the preferred shares and the Warrants being initially recorded at amounts that are less than their respective fair values at the issuance date.
The $48.5 million discount on the Series A Preferred Stock is being accreted using a constant effective yield over the five-year period preceding the 9 % perpetual dividend. Synovus records increases in the carrying amount of the preferred shares resulting from accretion of the discount by charges against retained earnings.
Restructuring Charges
Restructuring charges represent severance and other project related costs incurred in conjunction with the implementation of Project Optimus (an initiative focused on operating efficiency gains and enhanced revene growth) as well as severance costs associated with additional job function and position eliminations identified during the quarter of 2009 as part of a continued effort to manage a leaner organization. Synovus expects to incur approximately $27.5 million in restructuring costs related to these efficiency efforts.
Project Optimus, launched in April 2008, is a team member-driven effort to create an enhanced banking experience for our customers and a more efficient organization that delivers greater value for Synovus shareholders. As a result of this process, Synovus expects to achieve $75 million in annual run rate pre-tax earnings benefit by late 2010 through efficiency gains and new revenue growth initiatives. Revenue growth is expected primarily through new sales initiatives, improved product offerings and improved pricing strategies for consumer and commercial assets and liabilities. Cost savings are expected to be generated primarily through increased process efficiencies and streamlining of support functions. Synovus expects to incur restructuring charges of approximately $22.0 million in conjunction with the project, including approximately $10.9 million in severance charges. In addition, Synovus expect to incur approximately $5.5 million in restructuring charges related to the position eliminations identified during the first quarter of 2009. During the three months ended March 31, 2009, Synovus recognized $6.4 million in total restructuring (severance) charges. To date, $22.5 million in restructuring charges have been recognized related to these efficiency efforts including $11.9 million in severance charges.
Visa Initial Public Offering and Litigation Expense
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
At March 31, 2009, Synovus’ accrual for the aggregate amount of Visa’s covered litigation was $19.3 million. For the three months ended March 31, 2008, the redemption of shares and changes to the accrued liability for Visa litigation resulted in a gain of $34.1 million, net of tax, or $0.10 per diluted share.
Balance Sheet
During the first three months of 2009, total assets decreased $1.24 billion. The majority of the decrease is due to a decline in the balance of funds due from the Federal Reserve Bank, which decreased $844.1 million compared to December 31, 2008. In addition, federal funds sold and securities purchased under resale agreements decreased $232.6 million, loans, net of unearned income, decreased $189.9 million, and investment securities available for sale declined $113.7 million.
Fair Value Accounting
SFAS No. 157 establishes a framework for measuring fair value in accordance with U.S. GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 159 permits entities to make an irrevocable election, at specified election dates, to measure eligible financial instruments and certain other items at fair value. Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Fair value is used on a non-recurring basis for collateral-dependent impaired loans and other real estate. Examples of recurring use of fair value include trading account assets, mortgage loans held for sale, investment securities available for sale, private equity investments, derivative instruments, and trading account liabilities. The extent to which fair value is used on a recurring basis was expanded upon the adoption of SFAS No. 159 during the first quarter, effective on January 1, 2008. At March 31, 2009, approximately $5.93 billion, or 17.18%, compared to $5.21 billion, or 14.6% at December 31, 2008, of total assets were recorded at fair value, which includes items measured on a recurring and non-recurring basis.
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
The following tables summarize the assets accounted for at fair value on a recurring basis by level within the valuation hierarchy at March 31, 2009 and December 31, 2008.

	March 31, 2009
		Mortgage	Investment
	Trading	Loans	Securities	Private
	Account	Held for	Available	Equity	Derivative
(dollars in millions)	Assets	Sale	for Sale	Investments	Assets	Total
Level 1	15%	—	—	—	—	—
Level 2	85	100	96	—	99	94
Level 3	—	—	4	100	1	6

Total	100%	100	100	100	100	100

Total assets held at fair value on the balance sheet	$15.0	$223.1	$3,778.5	$124.2	$269.4	$4,410.2

Level 3 assets as a percentage of total assets measured at fair value						5.97%

	December 31, 2008
		Mortgage	Investment
	Trading	Loans	Securities	Private
	Account	Held for	Available	Equity	Derivative
(dollars in millions)	Assets	Sale	for Sale	Investments	Assets	Total
Level 1	3%	—	—	—	—	—
Level 2	97	100	96	—	99	95
Level 3	—	—	4	100	1	5

Total	100%	100	100	100	100	100

Total assets held at fair value on the balance sheet	$24.5	$133.6	$3,892.1	$123.5	$307.84	$4,481.5

Level 3 assets as a percentage of total assets measured at fair value						5.92%

The following tables summarize the liabilities accounted for at fair value on a recurring basis by level within the valuation hierarchy at March 31, 2009 and December 31, 2008.

	March 31, 2009
	Brokered
	Certificates	Trading Account	Derivative
(dollars in millions)	of Deposit	Liabilities	Liabilities	Total
Level 1	—%	—	—	—
Level 2	100	100	100	100
Level 3	—	—	—	—

Total	100%	100	100	100

Total Liabilities held at fair value on the balance sheet	$12.6	$10.4	$192.6	$215.6

Level 3 liabilities as a percentage of total liabilities measured at fair value				—%

	December 31, 2008
	Brokered
	Certificates	Trading Account	Derivative
(dollars in millions)	of Deposit	Liabilities	Liabilities	Total
Level 1	—%	—	—	—
Level 2	100	100	100	100
Level 3	—	—	—	—

Total	100%	100	100	100

Total Liabilities held at fair value on the balance sheet	$75.9	$17.3	$206.5	$299.7

Level 3 liabilities as a percentage of total liabilities measured at fair value				—%
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
Valuation methodologies are reviewed each quarter to ensure that fair value estimates are appropriate. Any changes to the valuation methodologies are reviewed by management to confirm the changes are justified. As markets and products develop and the pricing for certain products becomes more or less transparent, Synovus continues to refine its valuation methodologies. For a detailed discussion of valuation methodologies, refer to Note 10 to the consolidated financial statements (unaudited) as of and for the three months ended March 31, 2009.
Trading Account Assets
The trading account assets portfolio is substantially comprised of mortgage-backed securities which are bought and held principally for sale and delivery to correspondent and retail customers of Synovus. Trading account assets are reported on the consolidated balance sheets at fair value, with unrealized gains and losses included in other non-interest income on the consolidated statements of income. Synovus recognized a net gain on trading account assets of $643 thousand for the three months ended March 31, 2009, compared to a net gain of $758 thousand for the same period in the prior year.
Impaired Loans Held for Sale
Loans or pools of loans are transferred to the impaired loans held for sale portfolio when the intent to hold the loans has changed due to portfolio management or risk mitigation strategies and when there is a plan to sell the loans within a reasonable period of time. The value of the loans or pools of loans is primarily determined by analyzing the underlying collateral of the loan and the external market prices of similar assets. At the time of transfer, if the estimated net realizable value is less than the carrying amount, the difference is recorded as a charge-off against the allowance for loan losses. Decreases in estimated net realizable value subsequent to the transfer as well as losses (gains) from sale of these loans are recognized as a component of non-interest expense. During the three months ended March 31, 2009, Synovus transferred loans with a cost basis totaling $40.8 million to the impaired loans held for sale portfolio. Synovus recognized charge-offs totaling $19.5 million on these loans, resulting in a new cost basis for loans transferred to the impaired loans held for sale portfolio of $21.3 million. The $19.5 million in charge-offs were based on the estimated sales price of the loans through bulk sales. Subsequent to their transfer to the impaired loans held for sale portfolio, Synovus foreclosed on certain impaired loans held for sale and transferred foreclosed assets of $1.3 million to other real estate during the three months ended March 31, 2009.
Other Real Estate
ORE, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is recorded as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of non-interest expense.
The carrying value of other real estate was $287.2 million and $246.1 million at March 31, 2009 and December 31, 2008, respectively. During the three months ended March 31, 2009,

approximately $141.9 million of loans and $1.3 million of impaired loans held for sale were foreclosed and transferred to other real estate. During the three months ended March 31, 2009 and 2008, Synovus recognized foreclosed real estate costs of $46.3 million and $7.9 million, respectively. Other real estate costs recognized during the three months ended March 31, 2009 include $28.8 million in additional write-downs due to declines in fair value or reductions in estimated realizable value subsequent to the date of foreclosure (including approximately $10 million in write-downs in anticipation of expected liquidation value on pending sales), $12.2 million in net losses resulting from sales transactions which have already closed, $3.9 million in carrying costs associated with other real estate, and $1.4 million in legal and appraisal fees.

Loans
The following table compares the composition of the loan portfolio at March 31, 2009, December 31, 2008, and March 31, 2008.

	Total Loans		Total Loans
			March 31,		March 31,
			2009 vs.		2009 vs.
(dollars in thousands)			Dec. 31,		March 31,
	March 31,	Dec. 31,	2008	March 31,	2008
Loan Type	2009	2008	% change(1)	2008	% change
Multi-family	$679,526	$589,708	61.8%	$510,069	33.2%
Hotels	1,041,877	965,886	31.9	704,553	47.9
Office buildings	1,085,110	1,036,837	18.9	1,020,981	6.3
Shopping centers	1,103,963	1,090,807	4.9	904,624	22.0
Commercial development	788,278	763,962	12.9	816,987	(3.5)
Warehouses	466,134	461,402	4.2	407,974	14.3
Other investment property	638,747	614,149	16.2	531,229	20.2

Total Investment Properties	5,803,635	5,522,751	20.6	4,896,417	18.5

1-4 family construction	1,485,991	1,611,779	(31.7)	2,111,556	(29.6)
1-4 family perm /mini-perm	1,370,838	1,441,798	(20.0)	1,348,808	1.6
Residential development	1,970,009	2,123,669	(29.3)	2,323,896	(15.2)

Total 1-4 Family Properties	4,826,838	5,177,246	(27.4)	5,784,260	(16.6)

Land Acquisition	1,649,217	1,620,370	7.2	1,619,409	1.8

Total Commercial Real Estate	12,279,690	12,320,367	(1.3)	12,300,086	(0.2)

Commercial, financial, and agricultural	6,578,747	6,747,928	(10.2)	6,581,535	—
Owner-occupied	4,577,238	4,499,339	7.0	4,227,358	8.3

Total Commercial and Industrial	11,155,985	11,247,267	(3.3)	10,808,893	3.2

Home equity	1,718,918	1,725,075	(1.4)	1,585,332	8.4
Consumer mortgages	1,734,439	1,763,449	(6.7)	1,664,413	4.2
Credit card	285,099	295,055	(13.7)	297,099	(4.0)
Other retail loans	588,163	606,347	(12.2)	505,757	16.3

Total Retail	4,326,619	4,389,926	(5.8)	4,052,601	6.8

Unearned Income	(32,022)	(37,383)	(58.2)	(44,070)	(27.3)

Total	$27,730,272	$27,920,177	(2.8)%	$27,117,510	2.3%

(1)	Percentage changes are annualized.

At March 31, 2009, loans outstanding were $27.73 billion, an increase of $612.8 million, or 2.3%, compared to March 31, 2008. On a sequential quarter basis, total loans outstanding declined by $189.9 million or 2.8% annualized.
At March 31, 2009, Synovus had 44 loan relationships with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at March 31, 2009 was approximately $61 million.
Total loans as of March 31, 2009 and December 31, 2008 for the five southeastern state areas in which Synovus’ banks are located are summarized in the following table:

			December 31,	March 31,
	March 31, 2009		2008	2008
		As a % of	As a % of	As a % of
		Total Loan	Total Loan	Total Loan
(dollars in thousands)	Total Loans	Portfolio	Portfolio	Portfolio
Georgia (1)	$14,543,261	52.4%	52.6	52.8
Atlanta	5,103,427	18.4	18.9	19.9
Florida (1)	3,571,649	12.9	13.0	13.3
West Florida	2,809,719	10.1	10.3	10.5
South Carolina	4,222,340	15.2	15.2	15.0
Tennessee	1,317,333	4.8	4.8	4.7
Alabama	4,075,689	14.7	14.4	14.2

Total	$27,730,272	100.0%	100.0	100.0

(1)	Loans in Georgia and Florida collectively represent 65.3% of our loan portfolio as of March 31, 2009.
At March 31, 2009, total loans in the Atlanta market were $5.10 billion, or 18.4% of the total loan portfolio, and decreased $300.1 million, or 5.6%, compared to the same period in the prior year. The Atlanta market includes commercial real estate (CRE) loans of $2.74 billion (which includes $1.13 billion in 1-4 family properties) and commercial and industrial (C&I) loans of $1.93 billion at March 31, 2009. Compared to March 31, 2008, CRE loans in the Atlanta market decreased by $429.9 million, or 13.6%, and C&I loans in the Atlanta market increased by $97.8 million, or 5.3%. On a sequential quarter basis, Atlanta market loans declined at an annualized rate of 14.1%, CRE loans in the Atlanta market declined at an annualized rate of 17.5%, and C&I loans in the Atlanta market declined at an annualized rate of 6.6%.
Total loans in the West Coast of Florida market were $2.81 billion, or 10.1% of the total loan portfolio at March 31, 2009, and decreased $41.3 million, or 1.4% compared to the same period in the prior year. The West Coast of Florida market includes CRE loans of $1.38 billion (which includes $417.8 million in 1-4 family properties) and C&I loans of $1.09 billion at March 31, 2009. Compared to March 31, 2008, CRE loans in the West Coast of Florida market decreased by $29.1 million, or 2.1%, and C&I loans decreased by $20.7 million, or 1.9%. On a sequential quarter basis, loans within the West Coast of Florida market declined at an annualized rate of 7.7%, CRE loans declined at an annualized rate of 0.6%, and C&I loans declined at an annualized rate of 12.3%.
Loans for investment property grew by $280.9 million, or 20.6% annualized, from December 31, 2008, and increased $907.2 million, or 18.5%, compared to March 31, 2008. The primary loan categories contributing to the growth within the investment property portfolio compared to December 31, 2008 were within the multi-family, hotel and office building categories. The growth in the investment property portfolio during the first three months of 2009 is primarily due to advances on existing commitments. In addition, the continued impact of a lack of exit capabilities in the market place with commercial mortgage-backed securities (CMBS), where borrowers have historically secured permanent financing, has increased the duration of the investment property portfolio.
Residential construction and development loans at March 31, 2009 were $3.46 billion, down 30.3% annualized from December 31, 2008 and accounted for 12.5% of total loans outstanding as of March 31, 2009. The following table shows the composition of the residential construction and development portfolio as of March 31, 2009:

	March 31, 2009
		% of Total		% of Total
	Residential	Residential	Residential	Residential
	Construction	Construction	Construction	Construction
	and	and	and	and
	Development	Development	Development	Development
(dollars in thousands)	Total Loans	Portfolio	NPL	NPL
Georgia	$1,873,956	54.3%	$458,553	76.0%
Atlanta	938,731	27.2	271,451	44.9
Florida	410,369	11.9	55,845	9.2
West Coast of Florida	306,334	8.9	48,547	8.0
South Carolina	747,739	21.6	56,986	9.4
Tennessee	107,988	3.1	14,182	2.3
Alabama	315,948	9.1	18,905	3.1

Total	$3,456,000	100.0%	$604,471	100.0%

Retail loans at March 31, 2009 totaled $4.33 billion, representing 15.6% of the total loan portfolio. Total retail loans increased by 6.8% compared to March 31, 2008 and declined at an annualized rate of 5.8% since December 31, 2008, led principally by a decline in consumer mortgage and other consumer loans. The home equity loan portfolio consists primarily of loans with strong credit scores, conservative debt-to-income ratios, and appropriate loan-to-value ratios. The utilization rate (total amount outstanding as a percentage of total available lines) of this portfolio was approximately 61% at March 31, 2009, compared to 58% a year ago. The retail loan portfolio credit scores were updated as of December 31, 2008. There was no material migration within the retail loan portfolio. These loans are primarily extended to customers who have an existing banking relationship with Synovus.
Synovus provides credit enhancements in the form of standby letters of credit to assist certain commercial customers in obtaining long-term funding through taxable and tax-exempt bond issues. Under these agreements and under certain conditions, if the bondholder requires the issuer to repurchase the bonds, Synovus is obligated to provide funding under the letter of credit to the issuer to finance the repurchase of the bonds by the issuer. Bondholders (investors) may require the issuer to repurchase the bonds on a weekly basis for reasons including general liquidity needs of the investors, general industry/market considerations, as well as changes in Synovus’ credit ratings. Synovus’ maximum exposure to credit loss in the event of nonperformance by the counterparty is represented by the contract amount of those instruments. Synovus applies the same credit policies in entering into commitments and conditional obligations as it does for loans. The maturities of the funded letters of credit range from one to fifty-nine months, and the yields on these instruments are comparable to average yields for new commercial loans. Synovus has issued approximately $1.41 billion in letters of credit related to these bond issuances. At March 31, 2009, approximately $830 million was funded under these standby letter of credit agreements, all of which is reported as a component of total loans. As of

May 5, 2009, approximately $540 million has been funded subsequent to March 31, 2009 related to these bond repurchases, bringing the total amount of funding related to bond repurchases to approximately $1.37 billion, which are included in loans outstanding as of May 5, 2009. The funding of letters of credit does not impact regulatory capital measures such as the risk-based capital ratio since letters of credit are already included in risk-adjusted assets at the same risk-weighting as the funded loans. As of May 5, 2009 Synovus could be required to repurchase additional bonds of approximately $40 million.
Credit Quality
Residential construction and development continues to be the largest component of credit costs, with the Atlanta market being the primary area of concern. Non-performing assets were $1.75 billion at March 31, 2009, an increase of $579.8 million compared to December 31, 2008, which included increases of $519.5 million in non-performing loans, $41.1 million in ORE, and $19.2 million in impaired loans held for sale. The increase in non-performing assets since December 31, 2008 includes $250 million from one resort/hotel relationship, which is currently being restructured. Additionally, $117.5 million of the increase in non-performing assets for the quarter was in residential construction and development loans. At March 31, 2009, $604.5 million, or 42%, of total non-performing loans consist of residential construction and development commercial loans. The largest component of this portfolio ($271.5 million, or 45%) consisted of Atlanta market loans.
The non-performing assets ratio (NPA ratio — non-performing loans plus impaired loans held for sale and other real estate divided by total loans, impaired loans held for sale, and other real estate) at March 31, 2009 was 6.25% compared to 4.16% at December 31, 2008, and 2.49% at March 31, 2008. At March 31, 2009, approximately 47.3% of total non-performing assets are in the Atlanta and West Florida markets. The Atlanta market represents approximately 27% of Synovus’ total loans in the residential construction and development portfolio and 45% of total nonperforming loans in the residential construction and development portfolio as of March 31, 2009.
The following table shows the NPA ratio by state as of March 31, 2009, December 31, 2008, and March 31, 2008.

	March 31,	December 31,	March 31,
	2009	2008	2008
Georgia	7.96%	5.28	2.96
Atlanta	10.91	8.61	5.82
Florida	6.23	5.52	4.16
West Florida	7.36	6.65	5.11
South Carolina	4.80	1.68	1.28
Tennessee	4.25	2.62	1.15
Alabama	2.09	1.86	0.87

Consolidated	6.25%	4.16	2.49

Total past due loans (and still accruing interest) were 2.12% of total loans at March 31, 2009 compared to 1.30% at December 31, 2008. The sequential quarter increase of $224 million included $80 million in residential construction and development commercial loans and $31 million in land acquisition loans. Past due investment property commercial loans increased $52 million, including $32 million in the warehouses category. The increase in past dues in the quarter is attributed primarily to Atlanta, West Florida, and South Carolina. Loans over 90 days past due and still accruing interest at March 31, 2009 were $31.3 million, or 0.11% of total loans, compared to 0.14% at December 31, 2008, and 0.16% at March 31, 2008.
Net charge-offs for the three months ended March 31, 2009 were $246.3 million, an increase of $182.5 million compared to the same period a year ago. Residential construction and development loans continue to be the largest component of credit losses with Atlanta losses leading that category.
Provision expense for the three months ended March 31, 2009 was $290.4 million, an increase of $199.4 million compared to the same period in the prior year. Total provision expense related to the residential construction and development portfolio was $110.3 million for the three months ended March 31, 2009 compared to $68.2 million during the same period in the prior year. The Atlanta market accounted for $42.5 million, or 41.2%, of the total provision expense for the residential construction and development portfolio, while the West Florida market accounted for $12.2 million, or 11.8%, of the total provision expense for the residential construction and development portfolio for the three months ended March 31, 2009.
The allowance for loan losses was $642.4 million, or 2.32% of net loans, at March 31, 2009 compared to $598.3 million, or 2.14% of net loans, at December 31, 2008, and $394.8 million, or 1.46% of net loans, at March 31, 2008. The allowance for loan losses to non-performing loans coverage was 44.58% at March 31, 2009, compared to 64.91% at December 31, 2008, and 76.62% at March 31, 2008. The decline in coverage ratio is impacted by the increase in non-performing loans, the increase in collateral-dependent impaired loans, and the ratio of collateral-dependent impaired loans to non-performing loans. Synovus evaluates loans for impairment when ultimate collectability of all amounts due, according to contractual terms of the loan agreement, is in doubt. Upon the determination of impairment for a collateral-dependent loan, the amount of impairment (the excess of carrying value of the loan above estimated fair value of the collateral less estimated selling costs) is charged off. Therefore, there is no allowance for loan losses for collateral-dependent impaired loans. As a result, the decline in coverage ratio is impacted by the increase in non-performing loans, the increase in collateral-dependent impaired loans, and the ratio of collateral dependent impaired loans to non-performing loans (which was 54.5% at March 31, 2009, 67.1% at December 31, 2008, and 65.3% at March 31, 2008). During times when non-performing loans are not significant, this coverage ratio — which measures the allowance for loan losses (which is there for the entire loan portfolio) against a small non-performing loans total — appears very large. As non-performing loans increase, this ratio will decline even with significant incremental additions to the allowance.
A substantial part of Synovus’ loans are secured by real estate in five southeastern states (Georgia, Alabama, Florida, South Carolina, and Tennessee). Accordingly, the ultimate collectibility of a substantial part of Synovus’ loan portfolio is susceptible to changes in market conditions in these areas. Based on current information and market conditions, management believes that the allowance for loan losses is adequate.

The table below includes selected credit quality metrics.

	March 31,	December 31,
(dollars in thousands)	2009	2008
Non-performing loans (1)	$1,441,188	921,708
Impaired loans held for sale (2)	22,751	3,527
Other real estate	287,246	246,121

Non-performing assets	$1,751,185	1,171,356

Net charge-offs — quarter	$246,316	229,402

Net charge-offs/Avg. loans — quarter (3)	3.53%	3.25%

Net charge-offs — YTD	$246,316	469,195
Net charge-offs/Avg. loans — YTD (3)	3.53%	1.71%

Loans over 90 days past due and still accruing	$31,316	38,794

As a % of loans	0.11%	0.14%

Total past due loans and still accruing	$587,014	362,538

As a % of loans	2.12%	1.30%

Allowance for loan losses	$642,422	598,301

Allowance for loan losses as a % of loans	2.32%	2.14%

Non-performing loans as a % of total loans	5.20%	1.29%

Non-performing assets as a % of total loans, impaired loans held for sale, and ORE	6.25%	4.16%

Allowance to non-performing loans	44.58%	64.91%

(1)	Collateral-dependent impaired loans which have no allowance (because they are carried at fair value net of selling costs) totaled $785.0 million, or 54.5% of non-performing loans at March 31, 2009 and totaled $618.2 million, or 67.1% of non-performing loans at December 31, 2008. Synovus recognized net charge-offs amounting to approximately 29% at March 31, 2009, and 24% at December 31, 2008, of the principal balance on these loans since they were placed on impaired status.

(2)	Represent impaired loans that are intended to be sold. Impaired loans held for sale are carried at the lower of cost or fair value.

(3)	Ratio is annualized.
Management continuously monitors non-performing and past due loans, to prevent further deterioration regarding the condition of these loans. Potential problem loans are defined by management as certain performing loans with a well defined weakness and where there is information about possible credit problems of borrowers which causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms. Management’s decision to include performing loans in the category of potential problem loans means that management has recognized a higher degree of risk associated with these loans. In addition to accruing loans 90 days past due, Synovus had approximately $710 million of potential problem commercial and commercial real estate loans at March 31, 2009.

The following table shows the composition of the loan portfolio and non-performing loans (classified by loan type) as of March 31, 2009:

				% of
			Total	Total
(dollars in thousands)		% of	Non-	Non-
		Total Loans	performing	performing
Loan Type	Total Loans	Outstanding	Loans	Loans
Multi-family	$679,526	2.5%	$21,860	1.5%
Hotels	1,041,877	3.8	229,283	15.9
Office buildings	1,085,110	3.9	9,980	0.7
Shopping centers	1,103,963	4.0	44,298	3.1
Commercial development	788,278	2.8	47,279	3.3
Warehouses	466,134	1.7	3,281	0.2
Other investment property	638,747	2.3	7,718	0.5

Total Investment Properties	5,803,635	21.0	363,699	25.2

1-4 family construction	1,485,991	5.4	287,616	20.0
1-4 family perm /mini-perm	1,370,838	4.9	52,567	3.7
Residential development	1,970,009	7.1	316,855	22.0

Total 1-4 Family Properties	4,826,838	17.4	657,038	45.7

Land Acquisition	1,649,217	5.9	157,690	10.9

Total Commercial Real Estate	12,279,690	44.3	1,178,427	81.8

Commercial, financial, and agricultural	6,578,747	23.7	135,977	9.4
Owner-occupied	4,577,238	16.5	66,320	4.6

Total Commercial and Industrial Loans	11,155,985	40.2	202,297	14.0

Home equity	1,718,918	6.2	11,932	0.8
Consumer mortgages	1,734,439	6.3	41,519	2.9
Credit card	285,099	1.0	—	—
Other retail loans	588,163	2.1	7,013	0.5

Total Retail	4,326,619	15.6	60,464	4.2

Unearned Income	(32,022)	(0.1)	—	—

Total	$27,730,272	100.0%	$1,441,188	100.0%

Deposits
The following table presents the composition of deposits:

	March 31,	December 31,	March 31,
(in thousands)	2009	2008	2008
Demand deposits	$3,785,089	3,563,619	3,508,246
Money market	8,340,549	8,094,452	8,133,304
NOW	3,562,442	3,359,410	3,204,889
Savings	469,637	437,656	460,733
Time deposits	11,790,269	13,162,042	10,356,015

Total deposits	$27,947,986	28,617,179	25,663,187

Total deposits at March 31, 2009 were $27.9 billion, a decrease of $669.2 million, or 9.5% annualized, compared to December 31, 2008, and an increase of $2.28 billion, or 8.9%, compared to March 31, 2008. Core deposits (total deposits excluding national market brokered deposits) increased $410.0 million, or 7.5% annualized, compared to December 31, 2008, and increased $1.47 million, or 6.9%, compared to March 31, 2008. The linked quarter increase was primarily related to growth within demand deposit accounts, which increased $221.5 million, or 25.2% annualized, and NOW accounts, which increased $203.0 million, or 24.5% annualized.
Because of its multiple charter structure, Synovus has the unique ability to offer certain shared deposit products (Synovus® Shared Deposit) that have helped to drive core deposit growth during the quarter. Synovus’ Shared CD and Money Market accounts provide customers up to $7.5 million in FDIC insurance per individual account by spreading deposits across its 30 separately-chartered banks. Shared deposit products totaled $1.84 billion at March 31, 2009 as compared to $1.74 billion at December 31, 2008 and $214.4 million at March 31, 2008.
During the first quarter of 2009, Synovus received notification from the FDIC that deposits obtained through Synovus® Shared Deposit products should be listed as brokered deposits in bank subsidiary Call Reports. Therefore, Synovus’ March 31, 2009 bank subsidiary Call Reports reflect customer deposits held in Synovus® Shared Deposit products as brokered deposits as requested by the FDIC. The FDIC defines brokered deposits as “funds which the reporting bank obtains, directly or indirectly, by or through any deposit broker for deposit into one or more deposit accounts.” The FDIC further defines the term deposit broker to include: “(1) any person engaged in the business of placing deposits, or facilitating the placement of deposits, of third parties with insured depository institutions or the business of placing deposits with insured depository institutions for the purpose of selling interests in those deposits to third parties, and (2) an agent or trustee who establishes a deposit account to facilitate a business arrangement with an insured depository institution to use the proceeds of the account to fund a prearranged loan.” The FDIC also provides the following 9 exclusions for what the term deposit broker does not include: “(1) an insured depository institution, with respect to funds placed with that depository institution; (2) an employee of an insured depository institution, with respect to funds placed with the employing depository institution; (3) a trust department of an insured depository institution, if the trust in question has not been established for the primary purpose of placing funds with insured depository institutions; (4) the trustee of a pension or other employee benefit plan, with respect to funds of the plan; (5) a person acting as a plan administrator or an investment adviser in connection with a pension plan or other employee benefit plan provided that that person is performing managerial functions with respect to the plan; (6) the trustee of a testamentary account; (7) the trustee of an irrevocable trust (other than a trustee who establishes a deposit account to facilitate a business arrangement with an insured depository institution to use the proceeds of the account to fund a prearranged loan), as long as the trust in question has not been established for the primary purpose of placing funds with insured depository institutions; (8) a trustee or custodian of a pension or profit-sharing plan qualified under Section 401(d) or 430(a) of the Internal Revenue Code of 1986; or (9) an agent or nominee whose primary purpose is not the placement of funds with depository institutions. (For purposes of applying this ninth exclusion from the definition of deposit broker, “primary purpose” does not mean “primary activity,” but should be construed as “primary intent.”)” The FDIC requested this reporting change since Synovus facilitates the placement of customer deposits among its separately-chartered bank subsidiaries. At a consolidated level, Synovus includes and reports Synovus® Shared Deposit product balances held throughout its bank subsidiaries as core deposits (total deposits excluding national market brokered deposits).
Due to the significant turmoil in financial markets during the second half of 2008, national market brokered deposits became more attractive to financial market participants and investors as an FDIC insured alternative to money market and other investment accounts. Synovus grew this funding source as demand for these products increased during the second half of 2008, but has reduced its dependence on funding from these products through normal run off during the three months ended March 31, 2009. National market brokered deposits were $5.26 billion at March 31, 2009 as compared to $6.34 billion at December 31, 2008 and $4.44 billion at March 31, 2008.
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
The following table presents certain ratios used to measure Synovus’ capitalization:

	March 31,	December 31,
(in thousands)	2009	2008
Tier 1 capital	$3,454,987	3,602,848
Total risk-based capital	4,440,573	4,674,476
Tier 1 capital ratio	11.06%	11.22
Total risk-based capital to risk-adjusted assets ratio	14.22	14.56
Leverage ratio	9.88	10.28
Equity to assets ratio	10.63	10.67
Tangible common equity to tangible assets ratio (1)	7.80	7.95
Tangible common equity to risk-adjusted assets (1)	8.61	8.84

(1)	See reconciliation of non-GAAP Financial Measures at page 59
Since the third quarter of 2007, the credit markets (particularly residential and commercial development real estate markets) have experienced severe difficulties and worsened economic conditions. Continued credit deterioration and any resulting increases in non-performing assets and the allowance for loan losses could adversely impact our liquidity position and capital ratios and require us to seek additional capital. Synovus issued $967.9 million of Series A Preferred Stock in December 2008 as part of the U.S. Treasury Capital Purchase Program (CPP) which has strengthened Synovus’ Tier 1 capital and risk-adjusted assets.
Synovus’ management, operating under liquidity and funding policies approved by the Board of Directors, actively analyzes and manages the liquidity position in coordination with the subsidiary banks. Synovus generates liquidity through maturities and repayments of loans by customers, deposit growth and access to sources of funds other than deposits. Management must ensure that adequate liquidity, at a reasonable cost, is available to meet the cash flow needs of depositors, borrowers, and creditors. Management constantly monitors and maintains appropriate levels of liquidity so as to provide adequate funding sources to meet estimated customer deposit withdrawals and future loan requests. Liquidity is also enhanced by the acquisition of new deposits. The subsidiary banks monitor deposit flows and evaluate alternate pricing structures in an effort to retain and grow deposits. In the current market environment, customer confidence is a critical element in growing and retaining deposits. In this regard, Synovus subsidiary banks’ asset quality could play a larger role in the stability of our deposit base. In the event asset quality declined significantly from its current level, the ability to grow and retain deposits could be diminished, which in turn could reduce our liquidity.
Synovus subsidiary banks also generate liquidity through the national deposit markets. These subsidiary banks issue longer-term certificates of deposit across a broad geographic base to increase their liquidity and funding positions. Selected Synovus subsidiary banks have the capacity to access funding through their membership in the Federal Home Loan Bank System. At March 31, 2009, most Synovus subsidiary banks had access to incremental funding, subject to available collateral and Federal Home Loan Bank credit policies, through utilization of Federal Home Loan Bank advances.
Synovus Financial Corp., as the holding company (Parent Company), requires cash for various operating needs including payment of dividends to shareholders, capital infusions into subsidiaries, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the subsidiary banks, which are governed by certain rules and regulations of various state and federal banking regulatory agencies. Due to limitations resulting primarily from lower earnings in 2008, Synovus expects that dividends from subsidiaries will be significantly lower than those received in previous years. In addition, current market conditions and dividends on the Series A Preferred Stock will likely continue to put additional pressure on liquidity. The Parent Company has historically enjoyed a solid reputation and credit standing in the capital markets and historically has been able to raise funds in the form of either short or long-term borrowings or equity issuances. Given the weakened economy, current market conditions, and our recent credit ratings downgrades, there is no assurance that the Parent Company will, if it chooses to do so, be able to obtain new borrowings or issue additional equity on terms that are satisfactory. While liquidity is an ongoing challenge for all financial institutions, Synovus believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs.
The consolidated statements of cash flows detail cash flows from operating, investing, and financing activities. For the three months ended March 31, 2009, operating activities provided net cash of $115.9 million, investing activities provided $876.0 million, and financing activities used $1.08 billion, resulting in a decrease in cash and due from banks of $86.5 million.

Earning Assets, Sources of Funds, and Net Interest Income
Average total assets for the first three months of 2009 were $35.2 billion, an increase of 6.4% compared to the first three months of 2008. Average earning assets increased 6.9% in the first three months of 2009 compared to the same period in 2008, and represented 92.2% of average total assets. Average deposits increased $3.40 billion, average long-term debt increased $33.7 million, and average shareholders’ equity increased $240.0 million for the three months ended March 31, 2009 as compared to the same period last year. This growth provided the funding for a $1.09 billion increase in federal funds sold, balances held with the Federal Reserve, and securities purchased under resale agreements, $842.7 million growth in average net loans, a $126.1 million increase in mortgage loans held for sale, and $34.6 million growth in average investment securities (available for sale and trading securities). Additionally, the growth in funding sources discussed above permitted a $1.57 billion reduction in average federal funds purchased.
Net interest income for the three months ended March 31, 2009 was $243.2 million, a decrease of $35.4 million, or 12.7%, compared to $278.6 million for the three months ended March 31, 2008.
The net interest margin for the three months ended March 31, 2009 was 3.05%, down 66 basis points from 3.71% for the three months ended March 31, 2008. Compared to the three months ended March 31, 2008, earning asset yields decreased by 185 basis points. Loan yields declined by 193 basis points, primarily due to a 297 basis point decline in the average prime rate and higher levels of nonperforming loans and interest charge-offs. The decline in earning asset yields was partially offset by a 119 basis point decline in the effective cost of funds. The most significant decrease in funding costs was federal funds purchased and other short term liabilities, which declined by 259 basis points and money market accounts, which declined by 186 basis points.
On a sequential quarter basis, net interest income decreased by $14.8 million, while the net interest margin decreased 15 basis points to 3.05%. The decline was primarily due to lower average short-term rates and higher levels of nonperforming loans and interest charge-offs. Yields on earning assets declined by 60 basis points as loan yields decreased by 62 basis points. This decrease was driven by an 82 basis point decrease in the average prime rate, a higher level of non-performing loans and interest charge-offs, and paydowns on higher yielding fixed rate loans. The effective cost of funds decreased by 45 basis points. Effective cost of funds was positively impacted by an overall lower level of short-term rates and the gradual downward repricing of our certificate of deposit funding.
The direction of the margin during the remainder of 2009 could be significantly influenced by loan pricing trends, deposit pricing competition and trends in credit costs. The margin showed improvement each month during the first quarter due to improved loan pricing experience and downward repricing of certificates of deposit. The margin could improve in subsequent quarters if these trends persist.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below:

	2009	2008

	First	Fourth	Third	Second	First
(in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Interest Earning Assets
Taxable investment securities	$3,572,296	3,671,637	3,670,315	3,556,381	3,485,370
Yield	5.06%	4.78	4.91	5.00	5.01
Tax-exempt investment securities	$116,163	122,332	128,241	137,606	154,408
Yield	6.91%	6.79	6.74	7.34	7.00
Trading account assets	$22,580	29,727	30,584	26,531	36,652
Yield	6.02%	5.10	6.77	5.88	6.96
Commercial loans	$23,525,450	23,870,384	23,302,028	23,183,128	22,763,954
Yield	4.77%	5.46	5.78	5.96	6.79
Consumer loans	$4,353,580	4,347,322	4,267,477	4,115,130	4,026,942
Yield	5.50%	5.88	6.19	6.29	7.05
Allowance for loan losses	$(627,110)	(473,875)	(422,331)	(397,392)	(381,695)

Loans, net	$27,251,920	27,743,841	27,147,174	26,900,866	26,409,201
Yield	5.01%	5.63	5.95	6.12	6.94
Mortgage loans held for sale	$247,937	98,362	108,873	157,049	121,806
Yield	5.46%	5.96	6.91	5.86	5.57
Federal funds sold, due from Federal Reserve Bank and other short-term investments	$1,214,897	642,396	211,323	201,081	128,381
Yield	0.31%	0.60	1.88	1.83	3.41

Total Interest Earning Assets	$32,425,793	32,308,295	31,296,510	30,979,514	30,335,818
Yield	4.84%	5.44	5.81	5.96	6.69

Interest Bearing Liabilities
Interest bearing demand deposits	$3,602,371	3,201,355	3,076,447	3,154,884	3,200,650
Rate	0.49%	0.80	1.07	1.10	1.56
Money market accounts	$8,345,749	8,111,930	8,042,193	7,908,732	7,872,029
Rate	1.18%	1.67	2.21	2.21	3.04
Savings deposits	$452,206	442,623	457,526	461,970	448,581
Rate	0.16%	0.22	0.25	0.25	0.28
Time deposits under $100,000	$3,222,601	3,264,401	3,055,465	2,814,714	2,777,764
Rate	3.41%	3.64	3.69	3.97	4.44
Time deposits over $100,000	$9,273,654	9,935,944	8,700,251	7,812,401	7,472,392
Rate	3.34%	3.66	3.79	3.89	4.54

Total interest bearing deposits	$24,896,581	24,956,253	23,331,882	22,152,701	21,771,416
Rate	2.16%	2.58	2.77	2.82	3.46
Federal funds purchased and other short-term liabilities	$578,717	876,330	1,459,097	2,302,986	2,253,640
Rate	0.59%	0.90	1.94	2.03	3.18
Long-term debt	$1,964,064	2,106,785	2,119,321	2,048,213	1,930,412
Rate	2.07%	3.44	3.32	3.44	4.21

Total Interest Bearing Liabilities	$27,439,362	27,939,368	26,910,300	26,503,900	25,955,468
Rate	2.11%	2.59	2.77	2.80	3.48

Non-interest bearing demand deposits	$3,611,958	3,508,753	3,463,563	3,448,794	3,338,106

Net Interest Margin	3.05%	3.20	3.42	3.57	3.71

The following table summarizes the components of net interest income for the three months ended March 31, 2009 and 2008, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Interest income	$386,393	503,881
Taxable-equivalent adjustment	1,181	1,176

Interest income, taxable equivalent	387,574	505,057
Interest expense	143,154	225,232

Net interest income, taxable equivalent	$244,420	279,825

Non-Interest Income
The following table summarizes non-interest income for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Service charges on deposit accounts	$28,699	28,391
Fiduciary and asset management fees	10,815	12,621
Brokerage and investment banking revenue	6,871	8,487
Mortgage banking income	9,322	8,161
Bankcard fees	12,681	12,218
Other fee income	7,690	11,185
Other non-interest income	12,670	15,424
Increase in fair value of private equity investments, net	—	4,946
Proceeds from redemption of Visa shares	—	38,542

Total non-interest income	$88,748	139,975

Total non-interest income for the three months ended March 31, 2009 was $88.7 million, down 36.6%, from the same period in 2008. Excluding the $38.5 million gain on redemption of Visa shares and the $4.9 million increase in fair value of private equity investments, total non-interest income decreased $7.7 million, or 8.0%, compared to same period a year ago.
Service charges on deposit accounts, the single largest component of fee income, were $28.7 million for the three months ended March 31, 2009, up 1.1% from the same period in 2008. Service charges on deposit accounts consist of non-sufficient funds (NSF) fees (which represent 60.8% of the total for the three months ended March 31, 2009), account analysis fees, and all other service charges.
NSF fees for the three months ended March 31, 2009 were $17.5 million, down $1.3 million, or 7.1%, compared to the same period in 2008. The decline in NSF fees compared to March 31, 2008 is primarily due to a decrease in retail and commercial account fees, down 6.5% and 13.3% respectively, and one less business day during the first three months of 2009. Account analysis fees were $7.3 million for the three months ended March 31, 2009, and increased by $1.9 million, or 35.0%, compared to the same period in the prior year. The increase in account analysis fees was primarily due to lower earnings credits on commercial demand deposit accounts. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $4.0 million for the three months ended March 31, 2009, down $234 thousand, or 5.6%, compared to the same period in 2008. The decline in all other service charges for the three months ended March 31, 2009 was largely due to a continued market emphasis of checking accounts with no monthly service charge and a decline in check-related fees.
Financial management services revenues (which primarily consist of fiduciary and asset management fees, brokerage and investment banking revenue, and customer interest rate swap revenue which is included in other fee income) decreased 24.4% to $19.5 million for the three months ended March 31, 2009, as compared to the same period in 2008. The decline in financial management services revenue for the three months ended March 31, 2009 impacted by market factors, including weakness in the economy as well as the lower market value of assets under management.
Mortgage banking income increased $1.2 million, or 14.2%, for the three months ended March 31, 2009, as compared to the same period in 2008. The increase primarily results from mortgage production, which increased $348.2 million, or 102.8%, for the three months ended March 31, 2009 compared to the same period in the prior year. The increased mortgage production is principally related to a high volume of refinance business. The 2008 results include a $1.2 million increase in mortgage revenues due to the adoption of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings.”
Other non-interest income decreased $2.8 million, or 17.9%, for the three months ended March 31, 2009 compared to the same period in 2008. The decline in other non-interest income for the three months ended March 31, 2009 was primarily due to a decline in life insurance cash surrender value appreciation income.
During the three months ended March 31, 2008, Synovus recognized a pre-tax gain of $38.5 million on redemption of a portion of its membership interest in Visa, Inc. as a result of Visa’s initial public offering (the Visa IPO). For further discussion of Visa, see the section titled “Visa, Inc. Initial Public Offering and Litigation Expense” above and the section titled “Non-Interest Expense” below.
Non-Interest Expense
The following table summarizes non-interest expense for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Salaries and other personnel expense	$111,979	122,130
Net occupancy and equipment expense	31,647	30,211
FDIC insurance and other regulatory fees	12,999	6,079
Foreclosed real estate	46,330	7,881
Gain on impaired loans held for sale	(65)	—
Professional fees	6,957	4,940
Restructuring charges	6,358	—
Other operating expenses	47,151	47,563
Visa litigation expense (recovery)	—	(17,430)

Total non-interest expense	$263,356	201,374

Non-interest expense increased by 30.8% for the three months ended March 31, 2009, compared to the same period in the prior year. Excluding changes in the Visa litigation accrual, restructuring charges, and combined direct credit and FDIC insurance expense non-interest expense is down $14.1 million, or 6.9%, for the three months ended March 31, 2009.
For the three months ended March 31, 2009, salaries and other personnel expenses decreased by $10.2 million, or 8.3%, compared to the same period in the prior year. The 2009 amounts reflect reductions in accruals for performance-based pay, retirement plan contributions, equity-based compensation, and in the total number of employees. For 2009, no executive salary increases, cash bonuses, or equity grants will be made. Additionally, no merit increases are planned for non-executive employees. Total employees at March 31, 2009 were 6,720, down 156 compared to December 31, 2008, and down 611 compared to March 31, 2008. Net occupancy and equipment expense increased $1.4 million, or 4.8%, for the three months ended March 31, 2009 compared to the same period in the prior year.
The increase in FDIC insurance and regulatory fees is primarily a result of the FDIC’s uniform 7 basis point increase in assessment rates for the first quarter of 2009. Effective April 1, 2009, the FDIC established higher initial base assessment rates; thus FDIC insurance expense will further increase during 2009. The current year increase in FDIC insurance expense is also a result of Synovus’ voluntary participation in the FDIC Temporary Liquidity Guarantee Program. This FDIC program allows Synovus to offer 100% deposit protection for non-interest bearing deposit transaction accounts regardless of dollar amount at FDIC-insured institutions. The Liquidity Guarantee Program can be voluntarily offered by banks to customers through the end of 2009. On February 27, 2009 the FDIC adopted an interim rule with request for comments imposing an emergency 20 basis point special assessment on June 30, 2009. At this time, a final ruling on the emergency assessment has not been issued. FDIC insurance expense increased $7.2 million, or 159.4%, to $11.7 million for the three months ended March 31, 2009 compared to the same period in the prior year.
Restructuring (severance) charges of $6.4 million were recognized for the three months ended March 31, 2009.
Synovus recorded a litigation accrual in 2007 associated with indemnification obligations under Visa’s Retrospective Responsibility Plan. During the three months ended March 31, 2008, Synovus reversed $17.4 million of its litigation accrual for its membership proportion of the amount which Visa funded to an escrow established to pay judgments or settlements of Visa’s covered litigation. For further discussion of the Visa litigation expense, see the section titled “Visa Initial Public Offering and Litigation Expense.”
Income Tax Expense

	Three Months	Twelve Months	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
(in millions)	2009	2008	2008
Income (loss) before income taxes	$(221.8)	(652.4)	126.2
Income tax (benefit) expense	(85.1)	(77.7)	43.6
Effective tax rate	(38.4)%	(11.8)%	34.5%

The effective income tax rate change from twelve months ended December 31, 2008 to three months ended March 31, 2009 is primarily due to the impact of non-tax deductible goodwill impairment charges of $479.6 million recognized in 2008.
Pursuant to the requirements under FASB Statement No. 109, Synovus must evaluate all available evidence in considering whether it is more likely than not that deferred tax assets will be realized. Synovus considered the potential to carry back tax losses to offset taxable income in prior periods, the future reversals of existing taxable temporary differences by jurisdiction, potential tax planning strategies, and profitability in future periods. Total gross deferred income tax assets at December 31, 2008 were $332.1 million, less a valuation allowance of $5.1 million, resulting in total deferred income tax assets of $327.0 million. A total gross deferred income tax liability of $163.8 million was recognized at December 31, 2008 which resulted in a net deferred income tax asset at December 31, 2008 of $163.2 million. These balances did not change significantly during the three months ended March 31, 2009. The deferred tax assets valuation allowance is for certain state net operating losses and excess tax credits. No other valuation allowance related to deferred tax assets has been recorded as of March 31, 2009, as management believes it is more likely than not that the remaining deferred tax assets will be fully realized based on future reversals of existing temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income in prior carryback years. Additionally, while management believes that it is more likely than not that the net deferred tax assets will be fully realized, further deterioration of Synovus’ expected future profitability could have a material impact on management’s assessment of the realizability of these deferred tax assets.
Synovus adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 as of January 1, 2007. As of March 31, 2009 and December 31, 2008, Synovus had total unrecognized income tax benefits of $6.3 million and $6.2 million, respectively. During the next twelve months, Synovus expects that approximately $344 thousand of uncertain income tax positions will be either settled or resolved.
Dividends per Common Share
During the three months ended March 31 and June 30, 2008, Synovus declared cash dividends of $0.17 per common share. On September 10, 2008, Synovus announced that its Board of Directors had voted to reduce its dividend by 65% to $0.06 per share to further strengthen Synovus’ financial position by preserving its capital base. On March 10, 2009, Synovus announced that its Board of Directors voted to reduce it dividend by 83% to $0.01 per share to enable Synovus to further preserve its capital base. Dividends per common share declared during the three months ended March 31, 2009 were $0.01. Management closely monitors trends and developments in credit quality, liquidity (including dividends from subsidiaries, which are expected to be significantly lower than those received in previous years), financial markets and other economic trends, as well as regulatory requirements, all of which impact Synovus’ capital position, and will continue to periodically review dividend levels to determine if they are appropriate in light of these factors.
Synovus’ participation in the Capital Purchase Program restricts its ability to increase the quarterly cash dividends payable on Synovus common stock. Prior to December 19, 2011, unless Synovus has redeemed the Series A Preferred Stock or the Treasury has transferred the Series A preferred stock to a third party, the consent of the Treasury will be required for Synovus to pay a quarterly dividend of more than $0.06 per share or make any distribution on its common stock. In addition, the Federal Reserve Board also has supervisory authority that may limit Synovus’

ability to pay dividends under certain circumstances. Based on guidance issued by the Federal Reserve Board on February 24, 2009, Synovus must consult with the Federal Reserve Board prior to declaring and paying any future dividends.
Recently Issued Accounting Standards
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments. FAS 115-2 and 124-2 are intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. FAS 115-2 and 124-2 provide that if a company does not have the intent to sell a debt security prior to recovery and it is more likely than not that it will not have to sell the security prior to recovery, the security would not be considered other-than-temporarily-impaired unless there is a credit loss. If there is an impairment due to a credit loss, the credit loss component will be recorded in earnings and the remaining portion of the impairment loss would be recognized in other comprehensive income. The credit loss component must be determined based on the company’s best estimate of the decrease in cash flows expected to be collected. The provisions for this statement are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. This statement must be adopted concurrent with the adoption of FSP No. FAS 157-4 and FSP No. FAS 107-1 and APB 28-1. The impact of adoption is not expected to be material to Synovus’ financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly.” FAS 157-4 relates to determining fair values when there is no active market or where the inputs being used represent distressed sales. This statement reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and also assists in determining fair values when markets have become inactive. FAS 157-4 defines fair value as the price that would be received to sell an asset in an orderly transaction (i.e. not a forced liquidation or distressed sale). Factors must be considered when applying this statement to determine whether there has been a significant decrease in volume and level of activity of the market for the asset. The provisions for this statement are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. This statement must be adopted concurrent with the adoption of FSP No. FAS 115-2 and FAS 124-2 and FSP No. FAS 107-1 and APB 28-1. The impact of adoption is not expected to be material to Synovus’ financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about the Fair Value of Financial Instruments.” FAS 107-1 and APB 28-1 provide guidance on fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. This statement will require public companies to disclose the fair value of financial instruments within the scope of SFAS 107 in interim financial statements (verses disclosing in annual filings only). The provisions for this statement are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. This statement must be adopted concurrent with the adoption of FSP No. FAS 115-2 and FAS 124-2 and FSP No. FAS 157-4.
Synovus has elected to adopt FSP No. FAS 115-2 and FAS 127-2, FSP No. FAS 157-4, and FSP No. FAS 107-1 and APB 28-1 in the period ending June 30, 2009.

Non-GAAP Financial Measures
Presentation of the tangible common equity to tangible assets ratio and the tangible common equity to risk-adjusted assets ratio, core deposits, and fundamental, non-interest expense are non-Generally Accepted Accounting Principles (non-GAAP) financial measures. The following table illustrates the method of calculating the tangible common equity to tangible assets ratio and the tangible common equity to risk-adjusted assets ratio:
Reconciliation of Non-GAAP Financial Measures

	March 31,	December 31,	March 31,
(in thousands)	2009	2008	2008
Total risk-adjusted assets	$31,234,413	32,106,501	32,011,412

Total assets	$34,547,432	35,786,269	33,759,890
Goodwill	(39,521)	(39,521)	(519,138)
Other intangible assets	(20,064)	(21,266)	(26,156)

Tangible assets	$34,487,847	35,725,482	33,214,596

Total equity	$3,671,398	3,819,507	3,553,574
Goodwill	(39,521)	(39,521)	(519,138)
Other intangible assets	(20,064)	(21,266)	(26,156)
Cumulative perpetual preferred stock	(921,728)	(919,635)	—

Tangible common equity	$2,690,085	2,839,085	3,008,280

Tangible common equity to tangible assets	7.80%	7.95	9.05
Tangible common equity to risk-adjusted assets	8.61%	8.84	9.40

Total deposits	$27,947,986	28,617,179	25,663,187
National market brokered deposits	(5,258,841)	(6,338,078)	(4,441,040)

Core deposits	$22,689,145	22,279,101	21,222,147

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
Total non-interest expense	$263,356	201,374
Credit costs	(54,264)	(9,142)
FDIC insurance expense	(11,671)	(4,500)
Restructuring charges	(6,328)	—
Visa litigation recovery	—	17,430

Non-interest expense excluding credit costs, FDIC insurance, restructuring charges, and Visa litigation recovery	$191,063	205,162

Synovus believes that the above non-GAAP financial measures provide meaningful information to assist investors in evaluating Synovus’ operating results, financial strength, and capitalization. The non-GAAP measures should be considered as (a) additional views of the strength of Synovus’ tangible capitalization using the non-GAAP financial ratios, tangible common equity to tangible assets and tangible common equity to risk-adjusted assets. Total risk-adjusted assets is a required measure used by banks and financial institutions in reporting regulatory capital and regulatory capital ratios to Federal regulatory agencies. Tangible common equity to tangible assets and tangible common equity to risk-adjusted assets are non-GAAP financial measures utilized by many investors and investment analysts to evaluate the financial strength and capitalization of banks and financial institutions.

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
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0% to ..25%. Due to short-term interest rates being at or near 0% at this time, only rising rate scenarios have been modeled. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points to determine the sensitivity of net interest income for the next twelve months. As of the end of the first quarter, the interest rate sensitivity of Synovus has not significantly changed as compared to December 31, 2008. Synovus continues to maintain a moderately asset sensitive position which would be expected to benefit net interest income in a rising interest rate environment. The following table represents the estimated sensitivity of net interest income to these changes in short term interest rates at March 31, 2009, with comparable information for December 31, 2008.

	Estimated % Change in Net Interest Income
Change in Short-Term	as Compared to Unchanged Rates
Interest Rates	(for the next twelve months)
(in basis points)	March 31, 2009	December 31, 2008
+ 200	2.6%	3.9%
+ 100	1.3%	0.9%
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
CB&T and the FDIC also entered into an Order for Restitution pursuant to which CB&T agreed to establish and maintain an account in the amount of $7.5 million to ensure the availability of restitution with respect to categories of consumers, specified by the FDIC, who activated Aspire credit card accounts issued pursuant to the Affinity Agreement on or before May 31, 2005. The FDIC may require the account to be applied if, and to the extent that, CompuCredit defaults, in whole or in part, on its obligation to pay restitution to any consumers required under the settlement agreements CompuCredit entered into with the FDIC and the Federal Trade Commission (FTC) on December 19, 2008. Those settlement agreements require CompuCredit to credit approximately $114 million to certain customer accounts that were opened between

2001 and 2005 and subsequently charged off or were closed with no purchase activity. CompuCredit has stated that this restitution involves mostly non-cash credits — in effect, reversals of amounts for which payments were never received. In addition, CompuCredit has stated that cash refunds to consumers are estimated to be approximately $3.7 million. This $7.5 million account represents a contingent liability of CB&T. At December 31, 2008, CB&T has not recorded a liability for this contingency.
Any amounts paid from the restitution account are expected to be subject to the indemnification provisions of the Affinity Agreement described above. Synovus does not currently expect that the settlement will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.
On May 23, 2008, CompuCredit and its wholly owned subsidiary, CompuCredit Acquisition Corporation, sued CB&T and Synovus in the State Court of Fulton County, Georgia, alleging breach of contract with respect to the Affinity Agreement. This case has subsequently been transferred to Georgia Superior Court, CompuCredit Corp,. v. Columbus Bank and Trust Co. , Case No. 08-CV-157010 (Ga. Super Ct.) (the “Superior Court Litigation”). CompuCredit seeks compensatory and general damages in an unspecified amount, a full accounting of the shares received by CB&T and Synovus in connection with the MasterCard and Visa initial public offerings and remittance of certain of those shares to CompuCredit, and the transfer of accounts under the Affinity Agreement to a third-party. CB&T and Synovus intend to vigorously defend themselves against these allegations. Based on current knowledge and advice of counsel, management does not believe that the eventual outcome of this case will have a material adverse effect on Synovus’ consolidated financial condition, results of operations or cash flows. It is possible, however, that in the event of unexpected future developments the ultimate resolution of this matter, if unfavorable, may be material to Synovus’ results of operations for any particular period.
On October 24, 2008, a putative class action lawsuit was filed against CompuCredit and CB&T in the United States District Court for the Northern District of California, Greenwood v. CompuCredit, et. al., Case No. 4:08-cv-04878 (CW) (“Greenwood”), alleging that the solicitations used in connection with the credit card programs offered pursuant to the Affinity Agreement violated the Credit Repair Organization Act, 15 U.S.C. § 1679 (“CROA”), and the California Unfair Competition Law, Cal. Bus. & Prof. Code § 17200. CB&T intends to vigorously defend itself against these allegations. On January 22, 2009, the court in the Superior Court Litigation ruled that CompuCredit must pay the reasonable attorneys’ fees incurred by CB&T in connection with the Greenwood case pursuant to the indemnification provision of the Affinity Agreement described above. Any losses that CB&T incurs in connection with Greenwood are also expected to be subject to the indemnification provisions of the Affinity Agreement described above. Based on current knowledge and advice of counsel, management does not believe that the eventual outcome of this case will have a material adverse effect on Synovus’ consolidated financial condition, results of operations or cash flows.

ITEM 1A — RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial position, results of operations or cash flows or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Synovus. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, results of operations or cash flows or future results.
Other than the risk factors set forth below, there were no material changes during the period covered by this Report to the risk factors previously disclosed in the Synovus’ Annual Report on Form 10-K for the year ended December 31, 2008.
The impact on us of recently released information about the stress tests results from the 19 largest financial institutions cannot be predicted at this time.
On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan promulgated under the EESA. As part of the Financial Stability Plan, each of the nation’s 19 largest financial institutions was subjected to a forward-looking assessment, or “stress test”, to evaluate the capital needs of such institution under a more challenging economic environment. On April 24, 2009, the Federal Reserve Board published a report on the design and implementation used in these stress tests, including specific loss assumptions related to multiple asset classes. The release of this report has created significant speculation as to the results of the stress tests performed on the largest 19 financial institutions and the hypothetical results if the stress test methodology was applied to other financial institutions, including regional banks smaller in size. We cannot predict whether, or to what extent, other financial institutions, including Synovus, will be subjected to similar stress tests. Uncertainty over the methodology used in the stress tests, and application of this methodology to other financial institutions, may result in a continuation or worsening of current financial market conditions that could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.
We will realize additional future losses if the proceeds we receive upon liquidation of non-performing assets are less than the fair value of such assets.
Synovus has announced a strategy to aggressively dispose of non-performing assets. However, the specific assets have not been yet identified. Non-performing assets are recorded on Synovus’ financial statements at fair value, as required under GAAP, unless these assets have been specifically identified for liquidation, in which case they are recorded at the lower of cost or estimated net realizable value. In current market conditions, dispositions of non-performing assets likely will result in proceeds that are significantly less than the recorded fair value of such assets, which will result in additional future realized losses that negatively affect our financial results.
Further adverse changes in our credit rating could increase the cost of our funding from the capital markets.
In April 2009, Moody’s Investors Service downgraded Synovus’ long term debt to below investment grade. Although Synovus’ debt is currently still rated as investment grade by the other major rating agencies, there can be no assurance that Synovus will retain such ratings. The ratings agencies regularly evaluate Synovus and certain of its subsidiary banks, and their ratings of long-term debt are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. In light of the continuing difficulties in the financial services industry and the housing and financial markets, there can be no assurance that Synovus will not receive additional adverse changes in its ratings, which could adversely affect the cost and other terms upon which Synovus is able to obtain funding.
We are heavily regulated by federal and state agencies; changes in laws and regulations or failures to comply with such laws and regulations may adversely affect our operations and our financial results.
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
Furthermore, various federal and state bodies regulate and supervise our nonbank subsidiaries, including our brokerage, investment advisory, insurance agency and processing operations. These include, but are not limited to, the SEC, FINRA, federal and state banking regulators and various state regulators of insurance and brokerage activities. Federal and state regulators have the ability to impose substantial sanctions, restrictions and requirements on our banking and nonbanking subsidiaries if they determine, upon examination or otherwise, violations of laws with which the Synovus or its subsidiaries must comply, or weaknesses or failures with respect to general standards of safety and soundness. Such enforcement may be formal or informal and can include directors’ resolutions, memoranda of understanding, cease and desist orders, civil money penalties and termination of deposit insurance and bank closures. Enforcement actions may be taken regardless of the capital level of the institution. In particular, institutions that are not sufficiently capitalized in accordance with regulatory standards may also face capital directives or prompt corrective action. Enforcement actions may require certain corrective steps (including staff additions or changes), impose limits on activities (such as lending, deposit taking, acquisitions or branching), prescribe lending parameters (such as loan types, volumes and terms) and require additional capital to be raised, any of which could adversely affect our financial condition and results of operations. The imposition of regulatory sanctions, including monetary penalties, may have a material impact on our financial condition and results of operations, and damage to our reputation, and loss of our financial services holding company status. In addition, compliance with any such action could distract management’s attention from our operations, cause us to incur significant expenses, restrict us from engaging in potentially profitable activities, and limit our ability to raise capital.

ITEM 2 — UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS
In prior periods, Synovus received previously owned shares of its common stock in payment of the exercise price of stock options and shares withheld to cover taxes on vesting for non-vested shares granted. No shares of Synovus common stock were delivered during the three months ended March 31, 2009.

ITEM 6 — EXHIBITS

(a) Exhibits	Description

3.1	Articles of Incorporation of Synovus, as amended, incorporated by reference to Exhibit 3.1 of Synovus’ Quarterly Report on Form 10- Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006

3.2	Articles of Amendment to Articles of Incorporation of Synovus incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 17, 2008

3.3	Articles of Amendment to Articles of Incorporation of Synovus establishing the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008

3.4	Articles of Amendment to Articles of Incorporation of Synovus establishing the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 3.2 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008

3.5	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.2 of Synovus’ Current Report on Form 8-K date December 17, 2008, as filed with the SEC on December 17, 2008

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.
Date: May 7, 2009	BY:	/s/ Thomas J. Prescott
Thomas J. Prescott
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Synovus, as amended, incorporated by reference to Exhibit 3.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006

3.2	Articles of Amendment to Articles of Incorporation of Synovus incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 17, 2008

3.3	Articles of Amendment to Articles of Incorporation of Synovus establishing the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008

3.4	Articles of Amendment to Articles of Incorporation of Synovus establishing the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 3.2 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008

3.5	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.2 of Synovus’ Current Report on Form 8-K date December 17, 2008, as filed with the SEC on December 17, 2008

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report