Form 10-Q
period 2009-06-30
SYNOVUS FINANCIAL CORP
filed 2009-08-10
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	July 31, 2009
Common Stock, $1.00 Par Value	330,372,763 shares

SYNOVUS FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
(In thousands, except share data)	2009	2008
ASSETS
Cash and due from banks	$442,702	524,327
Interest bearing funds with Federal Reserve Bank	770,220	1,206,168
Interest earning deposits with banks	7,269	10,805
Federal funds sold and securities purchased under resale agreements	170,824	388,197
Trading account assets	20,687	24,513
Mortgage loans held for sale, at fair value	312,620	133,637
Other loans held for sale	34,938	3,527
Investment securities available for sale, at fair value	3,560,192	3,770,022

Loans, net of unearned income	27,585,741	27,920,177
Allowance for loan losses	(918,723)	(598,301)

Loans, net	26,667,018	27,321,876

Premises and equipment, net	596,172	605,019
Goodwill	39,280	39,521
Other intangible assets, net	18,914	21,266
Other assets	1,708,834	1,737,391

Total assets	$34,349,670	35,786,269

LIABILITIES AND EQUITY
Liabilities:
Deposits:
Non-interest bearing deposits	$3,861,782	3,563,619
Interest bearing deposits ($— and $75,875 at fair value as of June 30, 2009 and December 31, 2008)	23,562,032	25,053,560

Total deposits	27,423,814	28,617,179
Federal funds purchased and other short-term borrowings	1,580,259	725,869
Long-term debt	1,865,491	2,107,173
Other liabilities	424,943	516,541

Total liabilities	31,294,507	31,966,762

Equity:
Shareholders’ equity:
Cumulative perpetual preferred stock — no par value. Authorized 100,000,000 shares; outstanding 967,870 at June 30, 2009 and December 31, 2008	923,855	919,635
Common stock — $1.00 par value. Authorized 600,000,000 shares; issued 336,059,457 in 2009 and 336,010,941 in 2008; outstanding 330,376,784 in 2009 and 330,334,111 in 2008	336,059	336,011
Additional paid-in capital	1,170,639	1,165,875
Treasury stock, at cost — 5,682,673 shares in 2009 and 5,676,830 shares in 2008	(114,146)	(114,117)
Accumulated other comprehensive income	105,520	129,253
Retained earnings	596,434	1,350,501

Total shareholders’ equity	3,018,361	3,787,158
Noncontrolling interest in subsidiaries	36,802	32,349

Total equity	3,055,163	3,819,507

Total liabilities and equity	$34,349,670	35,786,269

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2009	2008	2009	2008

Interest income:
Loans, including fees	$672,181	863,959	335,952	408,653
Investment securities available for sale	89,853	91,042	44,341	45,886
Trading account assets	611	1,022	277	388
Mortgage loans held for sale	6,704	3,997	3,322	2,301
Federal funds sold and securities purchased under resale agreements	239	1,875	41	855
Interest on Federal Reserve balances	989	—	509	—
Interest earning deposits with banks	308	125	49	57

Total interest income	770,885	962,020	384,491	458,140

Interest expense:
Deposits	249,009	342,726	116,715	155,546
Federal funds purchased and other short-term borrowings	1,887	29,480	1,046	11,650
Long-term debt	20,141	37,744	10,122	17,523

Total interest expense	271,037	409,950	127,883	184,719

Net interest income	499,848	552,070	256,608	273,421
Provision for losses on loans	921,963	184,665	631,526	93,616

Net interest income (expense) after provision for losses on loans	(422,115)	367,405	(374,918)	179,805

Non-interest income:
Service charges on deposit accounts	58,401	54,461	29,702	26,070
Fiduciary and asset management fees	21,471	25,519	10,657	12,898
Brokerage and investment banking income	14,393	17,693	7,521	9,206
Mortgage banking income	23,912	13,847	14,590	5,686
Bankcard fees	26,436	26,417	13,755	14,198
Other fee income	16,412	21,266	8,722	10,081
Increase in fair value of private equity investments, net	8,090	4,946	8,090	—
Proceeds from sale of MasterCard shares	8,351	16,186	8,351	16,186
Proceeds from redemption of Visa shares	—	38,542	—	—
Other non-interest income	19,122	28,798	6,450	13,373

Total non-interest income	196,588	247,675	107,838	107,698

Non-interest expense:
Salaries and other personnel expense	221,294	231,806	109,315	109,676
Net occupancy and equipment expense	62,374	61,337	30,727	31,126
FDIC insurance and other regulatory fees	43,060	12,250	30,061	6,172
Foreclosed real estate expense	218,734	21,558	172,404	13,677
Losses on other loans held for sale	1,095	9,944	1,160	9,944
Goodwill impairment	—	27,000	—	27,000
Professional fees	17,312	13,394	10,355	8,454
Visa litigation (recovery) expense	—	(17,430)	—	—
Restructuring charges	6,755	4,251	397	4,251
Other operating expenses	89,050	103,228	41,897	55,664

Total non-interest expense	659,674	467,338	396,316	265,964

Income (loss) before income taxes	(885,201)	147,742	(663,396)	21,539
Income tax expense (benefit)	(164,220)	52,952	(79,143)	9,302

Net income (loss)	(720,981)	94,790	(584,253)	12,237
Net income attributable to non-controlling interest	2,620	1,697	2,677	138

Net income (loss) attributable to controlling interest	(723,601)	93,093	(586,930)	12,099
Dividends and accretion of discount on preferred stock	28,417	—	14,225	—

Net income (loss) available to common shareholders	$(752,018)	93,093	(601,155)	12,099

Net income (loss) per share available to common shareholders:
Basic	$(2.28)	0.28	(1.82)	0.04

Diluted	(2.28)	0.28	(1.82)	0.04

Weighted average shares outstanding:
Basic	329,818	329,071	329,850	329,173

Diluted	329,818	331,568	329,850	331,418

Dividends declared per share	$0.02	0.34	0.01	0.17

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

					Accumulated
			Additional		Other		Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling
(in thousands, except per share data)	Stock	Stock	Capital	Stock	Income (Loss)	Earnings	Interest	Total
Balance at December 31, 2007	$—	335,529	1,101,209	(113,944)	31,439	2,087,357	—	3,441,590
Cumulative effect of adoption of EITF Issue No. 06-4	—	—	—	—	—	(2,248)	—	(2,248)
Cumulative effect of adoption of SFAS No. 159	—	—	—	—	—	58	—	58

Net Income	—	—	—	—	—	93,093	1,697	94,790
Other comprehensive income (loss), net of tax:
Net unrealized gain on cash flow hedges	—	—	—	—	475	—	—	475
Change in unrealized gains/losses on investment securities available for sale, net of reclassification adjustment	—	—	—	—	(1,816)	—	—	(1,816)
Amortization of postretirement unfunded health benefit	—	—	—	—	92	—	—	92

Other comprehensive income	—	—	—	—	(1,249)	—	—	(1,249)

Comprehensive income	—	—	—	—	—	—	—	93,541

Cash dividends declared — $0.34 per share	—	—	—	—	—	(112,245)	—	(112,245)
Treasury shares purchased				(131)				(131)
Issuance of non-vested stock, net of forfeitures	—	(10)	10	—	—	—	—	—
Share-based compensation expense	—	—	7,675	—	—	—	—	7,675
Stock options exercised	—	307	1,342	—	—	—	—	1,649
Share-based compensation tax benefit	—	—	399	—	—	—	—	399
Change in ownership at majority-owned subsidiary	—	—	—	—	—	—	22,395	22,395

Balance at June 30, 2008	$—	335,826	1,110,635	(114,075)	30,190	2,066,015	24.092	3,452,683

Balance at December 31, 2008	$919,635	336,011	1,165,875	(114,117)	129,253	1,350,501	32,349	3,819,507
Net income (loss)	—	—	—	—	—	(723,601)	2,620	(720,981)
Other comprehensive income (loss), net of tax:
Net unrealized loss on cash flow hedges	—	—	—	—	(11,689)	—	—	(11,689)
Change in unrealized gains/losses on investment securities available for sale, net of reclassification adjustment	—	—	—	—	(12,136)	—	—	(12,136)
Amortization of postretirement unfunded health benefit	—	—	—		92		—	92

Other comprehensive loss	—	—	—	—	(23,733)	—	—	(23,733)

Comprehensive loss	—	—	—	—	—	—	—	(744,714)

Cash dividends declared on common stock — $0.02 per share	—	—	—	—	—	(6,620)	—	(6,620)
Cash dividends paid on preferred stock — $20.28 per share	—	—	—	—	—	(19,626)	—	(19,626)
Accretion of discount on preferred stock	4,220	—	—	—	—	(4,220)	—	—
Treasury shares purchased	—	—	—	(29)	—	—	—	(29)
Issuance of non-vested stock, net of forfeitures	—	(26)	26	—	—	—	—	—
Vesting of restricted share units	—	38	(38)	—	—	—	—	—
Share-based compensation expense	—	—	5,124	—	—	—	—	5,124
Stock options exercised	—	36	217	—	—	—	—	253
Share-based compensation tax deficiency	—	—	(765)	—	—	—	—	(765)
Change in ownership at majority-owned subsidiary	—	—	200	—	—	—	1,833	2,033

Balance at June 30, 2009	$923,855	336,059	1,170,639	(114,146)	105,520	596,434	36,802	3,055,163

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
(In thousands)	2009	2008
Operating activities:
Net income (loss)	$(720,981)	94,790
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for losses on loans	921,963	184,665
Depreciation, amortization and accretion, net	30,028	27,715
Goodwill impairment	—	27,000
Equity in loss of equity method investments	—	(1,412)
Deferred tax (benefit) expense	135,039	1,125
Decrease in interest receivable	25,972	59,348
Decrease in interest payable	(10,965)	(33,283)
Decrease (increase) in trading account assets	3,826	(2,401)
Originations and purchase of mortgage loans held for sale	(1,276,341)	(625,996)
Proceeds from sales of mortgage loans held for sale	1,101,446	597,445
Gain on sale of mortgage loans held for sale	(9,934)	(5,831)
(Increase) Decrease in prepaid and other assets	(159,268)	12,005
(Decrease) in accrued salaries and benefits	(15,587)	(20,676)
Decrease (Increase) in other liabilities	(48,531)	35,846
Loss on sale of other loans held for sale	1,095	9,944
Loss on other real estate	205,469	7,558
Increase in fair value of private equity investments, net	(8,090)	(4,946)
(Gain) loss on sale of MasterCard shares	(8,351)	(16,186)
(Gain) loss on redemption of Visa shares	—	(38,542)
Decrease in liability for Visa litigation	—	(17,430)
Share-based compensation	5,122	7,732
Excess tax benefit from share-based payment arrangements	—	(357)
Other, net	(2,240)	(2,534)

Net cash provided by operating activities	169,672	295,579

Investing activities:
Net increase (decrease) in interest earning deposits with banks	3,536	(6,387)
Net decrease (increase) in federal funds sold and securities purchased under resale agreements	217,373	(76,091)
Proceeds from maturities and principal collections of investment securities available for sale	470,295	669,286
Net decrease in interest bearing funds with Federal Reserve Bank	435,948	—
Proceeds from sales of investment securities available for sale	—	3,309
Purchases of investment securities available for sale	(277,042)	(817,795)
Proceeds from sale of loans	120,284	—
Proceeds from sale of other loans held for sale	11,964	10,669
Proceeds from sale of other real estate	164,493	62,552
Net increase in loans	(773,837)	(1,290,126)
Purchases of premises and equipment	(21,837)	(63,012)
Proceeds from disposals of premises and equipment	2,671	2,115
Proceeds from sale of MasterCard shares	8,351	16,186
Proceeds from redemption of Visa shares	—	38,542

Net cash provided (used) by investing activities	362,199	(1,450,752)

Financing activities:
Net increase in demand and savings deposits	73,536	230,526
Net (decrease) increase in certificates of deposit	(1,266,901)	838,010
Net increase (decrease) in federal funds purchased and other short-term borrowings	854,390	(31,502)
Principal repayments on long-term debt	(756,987)	(38,041)
Proceeds from issuance of long-term debt	525,000	270,300
Treasury shares purchased	(29)	(131)
Excess tax benefit from share-based payment arrangements	—	357
Dividends paid to common shareholders	(23,132)	(123,744)
Dividends paid to preferred shareholders	(19,626)	—
Proceeds from issuance of common stock	253	1,649

Net cash (used) provided by financing activities	(613,496)	1,147,424

Decrease in cash and due from banks	(81,625)	(7,749)
Cash and due from banks at beginning of period	524,327	682,583

Cash and due from banks at end of period	$442,702	674,834

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
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the respective balance sheets, and the reported amounts of revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the fair value of investments; the allowance for loan losses; the valuation of other real estate; the valuation of long-lived assets and other intangible assets; the valuation of deferred tax assets; and the disclosures of contingent assets and liabilities. In connection with the determination of the allowance for loan losses and the valuation of certain impaired loans and other real estate, management obtains independent appraisals for significant properties and for properties collateralizing impaired loans. For valuation of impaired loans and other real estate, management also considers other factors or recent developments such as changes in absorption rates or market conditions at the time of valuation, and anticipated sales values based on management’s plans for disposition.
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

Note 2 — Supplemental Cash Flow Information
For the six months ended June 30, 2009, Synovus received tax refunds of approximately $62.2 million (net of taxes paid) and for the six months ended June 30, 2008, Synovus paid income taxes (net of refunds received) of approximately $56.4 million. A tax refund of $66.0 million received during the six months ended June 30, 2009 resulted from tax prepayments during the first half of 2008, which were more than offset by the tax benefit from operating losses during the second half of 2008. The tax amount for the six months ended June 30, 2008 was impacted by tax overpayment credits from 2007 that were applied towards the 2008 income tax liability.
For the six months ended June 30, 2009 and 2008, Synovus paid interest of $256.0 million and $372.9 million, respectively.
Non-cash investing activities consisted of loans of approximately $337.5 million and $171.3 million, which were foreclosed and transferred to other real estate during the six months ended June 30, 2009 and 2008, respectively, other loans of approximately $47.3 million and $42.3 million, which were transferred to other loans held for sale during the six months ended June 30, 2009 and 2008, respectively, and other loans held for sale of approximately $1.7 million, which were foreclosed and transferred to other real estate during the six months ended June 30, 2009.
Note 3 — Comprehensive Income
Other comprehensive income (loss) consists of the change in net unrealized gains (losses) on cash flow hedges, the change in net unrealized gains (losses) on investment securities available for sale, and the amortization of the post-retirement unfunded health benefit. Comprehensive income (loss) consists of net income (loss) plus other comprehensive income (loss).
Comprehensive income (loss) for the six and three months ended June 30, 2009 and 2008 is presented below:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Net income (loss)	$(720,981)	94,790	(584,253)	12,237
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on cash flow hedges	(11,689)	475	(7,658)	(11,825)
Change in net unrealized losses on investment securities available for sale, net of reclassification adjustment	(12,136)	(1,816)	(11,881)	(50,107)
Amortization of postretirement unfunded health benefit	92	92	46	46

Other comprehensive loss	(23,733)	(1,249)	(19,493)	(61,886)

Comprehensive income (loss)	$(744,714)	93,541	(603,746)	(49,649)

Note 4 — Investment Securities
The following tables summarize Synovus’ available for sale investment securities as of June 30, 2009 and December 31, 2008:

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,079	—	—	1,079
Other U.S. Government agency securities	1,463,391	51,456	(1,490)	1,513,357
Government agency issued mortgage-backed securities	1,743,716	72,956	(259)	1,816,413
Government agency issued collateralized mortgage obligations	100,867	2,739	—	103,606
State and municipal securities	104,502	2,262	(366)	106,398
Equity securities	9,205	2,041	—	11,246
Other investments	7,939	154	—	8,093

Total	$3,430,699	131,608	(2,115)	3,560,192

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities	$4,576	2	—	4,578
Other U.S. Government agency securities	1,474,409	78,227	—	1,552,636
Government agency issued mortgage-backed securities	1,888,128	68,411	(568)	1,955,971
Government agency issued collateralized mortgage obligations	114,727	1,877	(162)	116,442
State and municipal securities	120,552	3,046	(317)	123,281
Equity securities	9,455	—	(1,288)	8,167
Other investments	9,021	—	(74)	8,947

Total	$3,620,868	151,563	(2,409)	3,770,022

At June 30, 2009 and December 31, 2008, investment securities with a carrying value of $2.5 billion and $3.1 billion, respectively, were pledged to secure certain deposits, securities sold under repurchase agreements, and Federal Home Loan Bank (FHLB) advances, as required by law and contractual agreements.
At June 30, 2009, Synovus has reviewed investment securities that are in an unrealized loss position in accordance with its accounting policy for other-than-temporary impairment and, other than noted below, does not consider them other-than-temporarily impaired. Subsequent to June 30, 2009, as part of an investment portfolio reallocation strategy, management has been reviewing specific securities within the available for sale portfolio for potential sale. Based upon the securities under sale consideration, any amount of loss recognized would be inconsequential. With the exception of this small group of securities under review, Synovus does not intend to sell its debt securities and it is more likely than not that Synovus will not be required to sell the securities prior to recovery. Additionally, the decline in value is not attributable to credit losses.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008, were as follows:

	June 30, 2009
	Less than 12 Months		12 Months or Longer		Total Fair Value
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$—	—	—	—	—	—
Other U.S. Government agency securities	88,145	(1,490)	—	—	88,145	(1,490)
Government agency issued mortgage-backed securities	63,271	(259)	42	—	63,313	(259)
Government agency issued collateralized mortgage obligations	—	—	61	—	61	—
State and municipal securities	10,726	(334)	2,123	(32)	12,849	(366)
Equity securities	—	—	—	—	—	—
Other investments	—	—	—	—	—	—

Total	$162,142	(2,083)	2,226	(32)	164,368	(2,115)

	December 31, 2008
	Less than 12 Months		12 Months or Longer		Total Fair Value
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$—	—	—	—	—	—
Other U.S. Government agency securities	—	—	—	—	—	—
Government agency issued mortgage-backed securities	120,428	(437)	18,480	(131)	138,908	(568)
Government agency issued collateralized mortgage obligations	19,410	(98)	9,104	(64)	28,514	(162)
State and municipal securities	4,724	(142)	2,246	(175)	6,970	(317)
Equity securities	4,012	(1,288)	—	—	4,012	(1,288)
Other investments	—	—	926	(74)	926	(74)

Total	$148,574	(1,965)	30,756	(444)	179,330	(2,409)

Synovus holds two debt securities, classified as other investments within its portfolio of available for sale investment securities, for which the fair value is other-than-temporarily impaired. These securities were fully impaired and had no carrying value at June 30, 2009. At December 31, 2008, the carrying value of these securities was approximately $819 thousand. During the six and three months ended June 30, 2009, Synovus recorded impairment charges of $819 thousand and $380 thousand, respectively, for other-than-temporary impairment. These charges are fully credit related, and have been recognized as a component of non-interest income.
During the three months ended June 30, 2009, Synovus adopted the Financial Accounting Standard Board (FASB) Staff Position (FSP) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP No. FAS 115-2 and FAS 124-2 are intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The impact to Synovus was insignificant.

The amortized cost and estimated fair value by contractual maturity of investment securities available for sale at June 30, 2009 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without a call or prepayment penalties.

	June 30, 2009
	Amortized	Estimated
(in thousands)	Cost	Fair Value

U.S. Treasury securities:
Within 1 year	$199	199
1 to 5 years	880	880
5 to 10 years	—	—
More than 10 years	—	—

Total U.S. Treasury securities	$1,079	1,079

U.S. Government agency securities:
Within 1 year	$285,386	290,964
1 to 5 years	485,461	505,474
5 to 10 years	505,813	523,032
More than 10 years	186,731	193,887

Total U.S. Government agency securities	$1,463,391	1,513,357

State and municipal securities:
Within 1 year	$11,817	11,924
1 to 5 years	46,591	47,747
5 to 10 years	35,541	36,298
More than 10 years	10,553	10,429

Total state and municipal securities	$104,502	106,398

Other investments:
Within 1 year	$—	—
1 to 5 years	997	997
5 to 10 years	1,800	1,800
More than 10 years	5,142	5,296

Total other investments	$7,939	8,093

Equity securities	$9,205	11,246
Government agency issued mortgage-backed securities	1,743,716	1,816,413
Government agency issued collateralized mortgage obligations	100,867	103,606

Total investment securities	$3,430,699	3,560,192

Within 1 year	$297,402	303,087
1 to 5 years	533,929	555,098
5 to 10 years	543,154	561,130
More than 10 years	202,426	209,612
Equity securities	9,205	11,246
Government agency issued mortgage-backed securities	1,743,716	1,816,413
Government agency issued collateralized mortgage obligations	100,867	103,606

Total	$3,430,699	3,560,192

Note 5 — Restructuring Charges
Restructuring charges represent severance and other project related costs incurred in conjunction with the implementation of Project Optimus (an initiative focused on operating efficiency gains and enhanced revenue growth) as well as severance costs associated with additional job function and position eliminations identified during the first quarter of 2009 as part of a continued effort to manage a leaner organization. Synovus expects to incur approximately $25.0 million in restructuring costs related to these efficiency efforts, of which $16.1 million was recorded through December 31, 2008. Synovus recorded $6.8 million and $397 thousand in restructuring (severance) charges during the six and three months ended June 30, 2009. Synovus has recorded cumulative restructuring charges through June 30, 2009 of $22.9 million. At June 30, 2009, Synovus had an accrued liability of $3.5 million related to restructuring charges.
Note 6 — Standby Letters of Credit
Synovus provides credit enhancements in the form of standby letters of credit to assist certain commercial customers in obtaining long-term funding through taxable and tax-exempt bond issues. Under these agreements and under certain conditions, if the bondholder requires the issuer to repurchase the bonds, Synovus is obligated to provide funding under the letter of credit to the issuer to finance the repurchase of the bonds by the issuer. Bondholders (investors) may require the issuer to repurchase the bonds on a weekly basis for reasons including general liquidity needs of the investors, general industry/market considerations, as well as changes in Synovus’ credit ratings. Synovus’ maximum exposure to credit loss in the event of nonperformance by the counterparty is represented by the contract amount of those instruments. Synovus applies the same credit policies in entering into commitments and conditional obligations as it does for loans. The maturities and yields of the funded letters of credit are comparable to those for new commercial loans. Synovus has issued approximately $1.37 billion in letters of credit related to these bond issuances. At June 30, 2009, substantially all of these standby letters of credit have been funded and are now reported as a component of total loans.
Note 7 — Other Loans Held for Sale
Loans or pools of loans are transferred to the other loans held for sale portfolio when the intent to hold the loans has changed due to portfolio management or risk mitigation strategies, there is a plan to sell the loans within a reasonable period of time, and the individual loans are specifically identified. The value of the loans or pools of loans is primarily determined by analyzing the underlying collateral of the loan and the anticipated external market prices of similar assets. At the time of transfer, if the estimated net realizable value is less than the carrying amount, the difference is recorded as a charge-off against the allowance for loan losses. Decreases in estimated net realizable value subsequent to the transfer as well as losses (gains) from sale of these loans are recognized as a component of non-interest expense. During the six and three months ended June 30, 2009, Synovus transferred loans with a cost basis totaling $97.5 million and $56.7 million to the other loans held for sale portfolio, respectively. Synovus recognized charge-offs on these loans totaling $50.2 million and $30.7 million for the six and three months ended June 30, 2009, respectively. These charge-offs, which resulted in a new cost basis of $47.3 million and $26.0 million for the loans transferred during for the six and nine months ended June 30, 2009, respectively, were based on the estimated sales price of the loans at the time of transfer. Subsequent to their transfer to the other loans held for sale portfolio, Synovus foreclosed on certain other loans held for sale and transferred foreclosed assets of $1.7 million to other real estate during the six months ended June 30, 2009.

Note 8 — Loans, Net of Unearned Income
Loans, net of unearned income, at June 30, 2009 and December 31, 2008 are presented below:

	June 30,	December 31,
(in thousands)	2009	2008
Investment properties	$5,897,025	5,522,751
1-4 family properties	4,393,608	5,177,246
Land acquisition	1,619,395	1,620,370

Total commercial real estate loans	11,910,028	12,320,367
Commercial and industrial loans	11,374,893	11,247,267
Retail loans	4,329,129	4,389,926

Total loans	27,614,050	27,957,560
Unearned income	(28,309)	(37,383)

Loans, net of unearned income	$27,585,741	27,920,177

Note 9 — Allowance for Loan Losses
Activity in the allowance for loan losses for the six and three months ended June 30, 2009 and 2008 is presented below:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Balance, beginning of period	$598,301	367,613	642,422	394,848
Provision for losses on loans	921,963	184,665	631,526	93,616
Loans charged off, net of recoveries	(601,541)	(134,465)	(355,225)	(70,651)

Balance, end of period	$918,723	417,813	918,723	417,813

Note 10 — Other Real Estate
Other real estate (ORE) consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” a loan is classified as an in-substance foreclosure when Synovus has taken possession of collateral regardless of whether formal foreclosure proceedings have taken place.
ORE is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to the collateral value estimates indicated in the appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is recorded as a charge against the allowance for loan losses. Revenue and expenses from ORE operations as well as gains or losses on sale and any subsequent adjustments to the value are recorded as foreclosed real estate expense, a component of non-interest expense.

The carrying value of ORE was $211.0 million and $246.1 million at June 30, 2009 and December 31, 2008, respectively. During the six months ended June 30, 2009, approximately $337.5 million of loans and $1.7 million of other loans held for sale were foreclosed and transferred to other real estate. During the six months ended June 30, 2009 and 2008, Synovus recognized foreclosed real estate expenses of $218.7 million and $21.6 million, respectively.
Foreclosed real estate expenses recognized during the six months ended June 30, 2009 include an $186.4 million charge for the recognition of declines in fair value or reductions in estimated realizable value subsequent to the date of foreclosure, $19.0 million in net losses resulting from sales transactions which have already closed, $9.8 million in carrying costs associated with ORE, and $3.5 million in legal and appraisal fees.
Synovus sold ORE with a carrying value of $243.0 million and $168.7 million during the six and three months ended June 30, 2009, respectively, principally through liquidation sales at prices less than fair value. Synovus received proceeds of approximately $164.4 million and $107.4 million and recognized charges for losses of $78.5 million and $61.3 million for the six and three months ended June 30, 2009, respectively, in connection with these ORE sales. These losses included write-downs to net realizable value which preceded sales transactions, and to a lesser degree, losses on sale for differences between liquidation carrying values and the net proceeds received upon sale.
Note 11 — Fair Value Accounting
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
SFAS No.159 permits entities to make an irrevocable election, at specified election dates, to measure eligible financial instruments and certain other instruments at fair value. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. As of January 1, 2008, Synovus elected the fair value option (FVO) for mortgage loans held for sale and certain callable brokered certificates of deposit. Accordingly, a cumulative effect adjustment of $58 thousand ($91 thousand less $33 thousand of income taxes) was recorded as an increase to retained earnings.
In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. As of January 1, 2009, Synovus adopted the provisions of FSP FAS 157-2 for all non-financial assets and non-financial liabilities.
During the three months ended June 30, 2009, Synovus adopted FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. FAS 157-4 is intended to determine the fair value when there is no active market or where the inputs being used represent distressed sales. The impact to Synovus was insignificant.

During the three months ended June 30, 2009, Synovus adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments that are currently not reflected on the balance sheet at fair value. The disclosure of the fair value of financial instruments not reflected at fair value on the balance sheet is now also required on an interim basis.
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

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include corporate debt and equity securities, as well as certain U.S. Treasury and U.S. Government-sponsored enterprise debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government-sponsored enterprises and agency mortgage-backed debt securities, obligations of states and municipalities, certain callable brokered certificates of deposit, collateralized mortgage obligations, derivative contracts, and mortgage loans held-for-sale.

Level 3	Unobservable inputs that are supported by little if any market activity for the asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category primarily includes collateral-dependent impaired loans, other real estate, and certain private equity investments.

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
Derivative Assets and Liabilities
Derivative instruments are valued using internally developed models. These derivatives include interest rate swaps, floors, caps, and collars. The sale of to-be-announced (TBA) mortgage-backed securities for current month delivery or in the future and the purchase of option contracts of similar duration are derivatives utilized by Synovus’ mortgage subsidiary, and are valued by obtaining prices directly from dealers in the form of quotes for identical securities or options using a bid pricing convention with a spread between bid and offer quotations. All of these types of derivatives are classified as Level 2 within the valuation hierarchy. The mortgage subsidiary originates mortgage loans which are classified as derivatives prior to the loan closing when there is a lock commitment outstanding to a borrower to close a loan at a specific interest rate. These derivatives are valued based on the other mortgage derivatives mentioned above except there are fall-out ratios for interest rate lock commitments that have an additional input which is considered Level 3. Therefore, this type of derivative instrument is classified as Level 3 within the valuation hierarchy. These amounts, however, are insignificant.
Certain Callable Brokered Certificates of Deposit
The fair value of certain callable brokered certificates of deposit is derived using several inputs in a valuation model that calculates the discounted cash flows based upon a yield curve. Once the yield curve is constructed, it is applied against the standard certificate of deposit terms that may include the principal balance, payment frequency, term to maturity, and interest accrual to arrive at the discounted cash flow based fair value. When valuing the call option, as applicable, implied volatility is obtained for a similarly dated interest rate swaption, and it is also entered in the model. These types of certificates of deposit are classified as Level 2 within the valuation hierarchy. As of June 30, 2009, all of these callable brokered certificates of deposit either have been called or have matured.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present all financial instruments measured at fair value on a recurring basis, including financial instruments for which Synovus has elected the fair value option as of June 30, 2009 and December 31, 2008 according to the SFAS No. 157 valuation hierarchy:

	June 30, 2009
					Total
					Assets/Liabilities
(in thousands)	Level 1	Level 2	Level 3		at Fair Value

Assets
Trading account assets	$740	19,947	—		20,687
Mortgage loans held for sale	—	312,620	—		312,620
Investment securities available for sale:
U.S. Treasury securities	1,079	—	—		1,079
Other U.S. Government agency securities	—	1,513,357	—		1,513,357
Government agency issued mortgage-backed securities	—	1,816,413	—		1,816,413
Government agency issued collateralized mortgage obligations	—	103,606	—		103,606
State and municipal securities	—	106,398	—		106,398
Equity securities	2,844	—	8,402		11,246
Other investments	—	—	8,093		8,093

Total investment securities available for sale	3,923	3,539,774	16,495		3,560,192
Private equity investments	—	—	135,653	(1)	135,653
Derivative assets	—	159,179	804		159,983

Liabilities
Trading account liabilities	$—	13,327	—		13,327
Derivative liabilities	—	132,398	—		132,398

	December 31, 2008
					Total
					Assets/Liabilities
(in thousands)	Level 1	Level 2	Level 3		at Fair Value

Assets
Trading account assets	$478	24,035	—		24,513
Mortgage loans held for sale	—	133,637	—		133,637
Investment securities available for sale:
U.S. Treasury securities	4,578	—	—		4,578
Other U.S. Government agency securities	—	1,552,636	—		1,552,636
Government agency issued mortgage-backed securities	—	1,955,971	—		1,955,971
Government agency issued collateralized mortgage obligations	—	116,442	—		116,442
State and municipal securities	—	123,281	—		123,281
Equity securities	2,756	—	5,411		8,167
Other investments	—	—	8,947		8,947

Total investment securities available for sale	7,334	3,748,330	14,358		3,770,022
Private equity investments	—	—	123,475	(1)	123,475
Derivative assets	—	305,383	2,388		307,771

Liabilities
Brokered certificates of deposit (2)	$—	75,875	—		75,875
Trading account liabilities	—	17,287	—		17,287
Derivative liabilities	—	206,340	—		206,340

(1)	Amount represents the recorded value of private equity investments before non-controlling interest. The value net of non-controlling interest was $95.7 million and $85.7 million at June 30, 2009 and December 31, 2008, respectively.

(2)	Amounts represent the value of certain callable brokered certificates of deposit for which Synovus has elected the fair value option under SFAS No. 159.

Changes in Fair Value — FVO Items
The following table presents the changes in fair value included in the consolidated statements of income for items which the fair value election was made. The table does not reflect the change in fair value attributable to the related economic hedges Synovus used to mitigate interest rate risk associated with the financial instruments. These changes in fair value were recorded as a component of mortgage banking income and other non-interest income, as appropriate, and substantially offset the change in fair value of the financial instruments referenced below.

		Changes in Fair Value Gains (Losses)
		Six Months Ended		Three Months Ended
		June 30, 2009		June 30, 2009
	As of	Mortgage	Other	Mortgage	Other
	June 30,	Banking	Operating	Banking	Operating
(in thousands)	2009	Income	Income	Income	Income

Mortgage loans held for sale	$(512)	$(5,455)	—	(3,779)	—
Certain callable brokered certificates of deposit	—	—	520	—	18

		Changes in Fair Value Gains (Losses)
		Six Months Ended		Three Months Ended
		June 30, 2008		June 30, 2008
	As of	Mortgage	Other	Mortgage	Other
	June 30,	Banking	Operating	Banking	Operating
(in thousands)	2008	Income	Income	Income	Income

Mortgage loans held for sale	$104	$(2,320)	—	(2,370)	—
Certain callable brokered certificates of deposit	90,722	—	(1,262)	—	988

Changes in Level Three Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs (Level 3) to fair-value certain assets and liabilities as of June 30, 2009 and 2008. The tables below includes a roll forward of the balance sheet amount for the six and three months ended June 30, 2009 and 2008 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis.

	Six Months Ended June 30,
	2009			2008
	Investment			Investment
	Securities	Private		Securities	Private
	Available	Equity		Available	Equity
(in thousands)	for Sale	Investments		for Sale	Investments
Beginning balance, January 1	$14,358	123,475		14,619	77,417
Total gains or (losses) (realized/unrealized):
Included in earnings	—	8,090	(1)	—	4,946	(1)
Unrealized gains (losses) included in other comprehensive income	3,240	—		(125)	—
Purchases, sales, issuances, and settlements, net	(1,103)	4,088		(1,830)	11,214
Transfers in and/or out of Level 3	—	—		—	—

Ending balance, June 30	$16,495	135,653		12,664	93,577

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30	$3,240	8,090		—	4,946

	Three Months Ended June 30,
	2009			2008
	Investment			Investment
	Securities	Private		Securities	Private
	Available	Equity		Available	Equity
(in thousands)	for Sale	Investments		for Sale	Investments
Beginning balance, April 1	$15,529	124,166		13,610	86,905
Total gains or (losses) (realized/unrealized):
Included in earnings	—	8,090	(1)	—	—
Unrealized gains (losses) included in other comprehensive income	1,852	—		(53)	—
Purchases, sales, issuances, and settlements, net	(886)	3,397		(893)	6,672
Transfers in and/or out of Level 3	—	—		—	—

Ending balance, June 30	$16,495	135,653		12,664	93,577

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30,	$1,852	8,090		—	—

(1)	Amount represents net gains from private equity investments before non-controlling interest. The net gain after non-controlling interest was $5.3 million for the six and three months ended June 30, 2009and $3.4 million for the six months ended June 30, 2008.

The tables below summarize gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings or changes in net assets for material Level 3 assets and liabilities for the six and three months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009		2008
	Investment		Investment
	Securities	Private	Securities	Private
	Available	Equity	Available	Equity
(in thousands)	for Sale	Investments	for Sale	Investments
Total increase in earnings	$—	8,090	—	4,946
Change in unrealized losses to assets and liabilities still held at June 30, 2009	3,240	—	—	—

	Three Months Ended June 30,
	2009		2008
	Investment		Investment
	Securities	Private	Securities	Private
	Available	Equity	Available	Equity
(in thousands)	for Sale	Investments	for Sale	Investments
Total increase in earnings	$—	8,090	—	—
Change in unrealized losses to assets and liabilities still held at June 30, 2008	1,852	—	—	—
Assets Measured at Fair Value on a Non-recurring Basis
Certain assets and liabilities are measured at fair value on a non-recurring basis. These assets and liabilities are measured at fair value on a non-recurring basis and are not included in the tables above. These assets and liabilities primarily include impaired loans and other real estate. The amounts below represent only balances measured at fair value during the period and still held as of the reporting date, and losses recognized on those assets for all periods for which an income statement is presented.

				Losses
				Six Months	Three Months
				Ended	Ended
	As of June 30, 2009			June 30,	June 30,
(in millions)	Level 1	Level 2	Level 3	2009	2009
Impaired loans	$—	—	1,008.9	455.9	366.6 (1)
Other real estate	—	—	211.0	127.0	103.1 (2)

				Losses
				Six Months	Three Months
				Ended	Ended
	As of June 30, 2008			June 30,	June 30,
(in millions)	Level 1	Level 2	Level 3	2008	2008
Impaired loans	$—	—	485.7	65.5	40.5 (1)

(1)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral. The excess of carrying value over estimated net realizable value is charged off as a component of provision expense.

(2)	$211.0 million is the amount which is included in other assets on the Consolidated Balance Sheet and represents fair value for these assets. $127.0 million and $103.1 million represent losses resulting from valuation adjustments to ORE subsequent to their initial classification as ORE for the six and three months ending June 30, 2009, respectively.

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
Under the practical expedient, Synovus measures the fair value of collateral-dependent impaired loans based on the fair value of the collateral securing these loans. These measurements are classified as Level 3 within the valuation hierarchy. Substantially all impaired loans are secured by real estate. The fair value of this real estate is generally determined based upon appraisals performed by a certified or licensed appraiser using inputs such as absorption rates, capitalization rates, and comparables, adjusted for estimated selling costs. Management also considers other factors or recent developments such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management plans for disposition, which could result in adjustment to the collateral value estimates indicated in the appraisals. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.
The fair value of ORE is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. An asset that is acquired through, or in lieu of, loan foreclosures is valued at the fair value of the asset less the estimated cost to sell. The transfer at fair value results in a new cost basis for the asset. Subsequent to foreclosure, valuations are updated periodically, and assets are marked to current fair value, but not to exceed the new cost basis. Determination of fair value subsequent to foreclosure also considers management’s plans for disposition, including liquidation sales, which could result in adjustment to the collateral value estimates indicated in the appraisals.
Fair Value of Financial Instruments
SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (SFAS 107) requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which Synovus did not elect the fair value option. The following table presents the carrying and estimated fair values of on-balance sheet financial instruments at June 30, 2009 and December 31, 2008. The fair value represents management’s best estimates based on a range of methodologies and assumptions.
Cash and due from banks, interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements are repriced on a short-term basis; as such, the carrying value closely approximates fair value.
The fair value of loans is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as commercial, mortgage, home equity, credit card, and other consumer loans. Commercial loans are further segmented into certain collateral code groupings. The fair value of the loan portfolio is calculated, in accordance with SFAS 107, by discounting contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by SFAS No. 157.

The fair value of deposits with no stated maturity, such as non-interest bearing demand accounts, interest bearing demand deposits, money market accounts, and savings accounts, is estimated to be equal to the amount payable on demand as of that respective date. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. Short-term debt that matures within ten days is assumed to be at fair value. The fair value of other short-term and long-term debt with fixed interest rates is calculated by discounting contractual cash flows using estimated market discount rates.

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and due from banks	$442,702	442,702	524,327	524,327
Interest bearing funds with Federal Reserve Bank	770,220	770,220	1,206,168	1,206,168
Interest earning deposits with banks	7,269	7,269	10,805	10,805
Federal funds sold and securities purchased under resale agreements	170,824	170,824	388,197	388,197
Trading account assets	20,687	20,687	24,513	24,513
Mortgage loans held for sale	312,620	312,620	133,637	133,637
Other loans held for sale	34,938	34,938	3,527	3,527
Investment securities available for sale	3,560,192	3,560,192	3,770,022	3,770,022
Loans, net	26,667,018	26,303,827	27,321,876	27,227,473
Derivative asset positions	159,983	159,983	307,771	307,771
Financial liabilities:
Non-interest bearing deposits	$3,861,782	3,861,782	3,563,619	3,563,619
Interest bearing deposits	23,562,032	23,677,583	25,053,560	25,209,084
Federal funds purchased and other short-term borrowings	1,580,259	1,580,259	725,869	725,869
Trading account liabilities	13,327	13,327	17,287	17,827
Long-term debt	1,865,491	1,574,033	2,107,173	1,912,679
Derivative liability positions	132,398	132,398	206,340	206,340
Note 12 — Derivative Instruments
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

The receive fixed interest rate swap contracts at June 30, 2009 are being utilized to hedge $650 million in floating rate loans and $349 million in fixed-rate liabilities. A summary of interest rate swap contracts and their terms at June 30, 2009 is shown below. In accordance with the provisions of SFAS No. 133, the fair value (net unrealized gains and losses) of these contracts has been recorded on the consolidated balance sheets.

		Weighted-Average
				Maturity
	Notional	Receive	Pay	In	Fair Value
(dollars in thousands)	Amount	Rate	Rate(*)	Months	Assets	Liabilities
Receive fixed interest rate swaps:
Fair value hedges	$348,936	2.35%	0.67%	7	$1,663	(16)
Cash flow hedges	650,000	7.93%	3.25%	19	37,057	—

Total	$998,936	5.98%	2.35%	15	$38,720	(16)

(*)	Variable pay rate based upon contract rates in effect at June 30, 2009.
Cash Flow Hedges
Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis for all cash flow hedges entered into after March 31, 2007. The cumulative dollar offset method is used for all hedges entered into prior to that date. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of income as a component of other non-interest income. As of June 30, 2009, cumulative ineffectiveness for Synovus’ portfolio of cash flow hedges represented a gain of approximately $39 thousand.
Synovus expects to reclassify from accumulated other comprehensive income (loss) approximately $18.1 million as net-of-tax income during the next twelve months, as the related payments for interest rate swaps and amortization of deferred gains (losses) are recorded.
Fair Value Hedges
Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair market value of various fixed rate liabilities due to changes in the benchmark interest rate LIBOR. Synovus calculates effectiveness of the fair value hedges quarterly using regression analysis. As of June 30, 2009, cumulative ineffectiveness for Synovus’ portfolio of fair value hedges represented a gain of approximately $336 thousand. Ineffectiveness from fair value hedges is recognized in the consolidated statements of income as a component of other non-interest income.
Customer Related Derivative Positions
Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the interest rate risk to Synovus. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of June 30, 2009, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $3.68 billion, an increase of $27.9 million compared to December 31, 2008.
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
At June 30, 2009, Synovus had commitments to fund primarily fixed-rate mortgage loans to customers in the amount of $181.4 million. The fair value of these commitments at June 30, 2009 resulted in an unrealized gain of $804 thousand, which was recorded as a component of mortgage banking income in the consolidated statements of income.
At June 30, 2009, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to approximately $527.5 million. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding commitments to originate residential mortgage loans for resale.
The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans at June 30, 2009 resulted in an unrealized loss of $4.8 million, which was recorded as a component of mortgage banking income in the consolidated statements of income.
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
Collateral Contingencies
Certain of Synovus’ derivative instruments contain provisions that require Synovus to maintain an investment grade credit rating from each of the major credit rating agencies. Should Synovus’ credit rating fall below investment grade, these provisions allow the counterparties of the derivative instrument to request immediate termination or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2009 is $127.6 million. During the second quarter of 2009, Moody’s and Standard and Poor’s downgraded Synovus and its affiliate banks ratings to below investment grade. Due to these downgrades, Synovus was required to post additional collateral against these positions. As of June 30, a total of $122.1 million of collateral has been pledged against liability derivative positions. Also as a result of these downgrades, Synovus received notification from two counterparties who exercised their provision to terminate their swap positions with Synovus. Synovus received $17.9 million as net settlements during the three months ended June 30, 2009 as a result of these terminations, including terminations of swaps in both asset and liability positions.
The impact of derivatives on the balance sheet at June 30, 2009 and 2008 is presented below:

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet	June 30,		Balance Sheet	June 30,
(in thousands)	Location	2009	2008	Location	2009	2008
Derivatives Designated as Hedging Instruments:
Interest rate contracts:
Fair value hedges	Other assets	$1,663	13,277	Other liabilities	$16	1,414
Cash flow hedges	Other assets	37,057	31,439	Other liabilities	—	1,241

Total derivatives designated as hedging instruments		$38,720	44,716		$16	2,655

Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	Other assets	$120,459	64,437	Other liabilities	$127,621	65,585
Mortgage derivatives	Other assets	804	1,127	Other liabilities	4,761	(877)

Total derivatives not designated as hedging instruments		$121,263	65,564		$132,382	64,708

Total derivatives		$159,983	110,280		$132,398	67,363

The effect of derivatives on the consolidated statements of income for the six months ended June 30, 2009 and 2008 is presented below:

	Amount of Gain (Loss)		Location of	Amount of Gain (Loss)
	Recognized in OCI on		Gain (Loss)	Reclassified from OCI		Location of	Amount of Gain (Loss)
	Derivative		Reclassified	into Income		Gain (Loss)	Recognized in Income
	Effective Portion		from OCI	Effective Portion		Recognized	Ineffective Portion
	Six Months Ended		into Income	Six Months Ended		in Income	Six Months Ended
	June 30,		Effective	June 30,		Ineffective	June 30,
(in thousands)	2009	2008	Portion	2009	2008	Portion	2009	2008

			Interest Income			Other Non-Interest
Interest rate contracts	$5	6,047	(Expense)	$11,694	5,572	Income	$(203)	(20)

Total	$5	6,047		$11,694	5,572		$(203)	(20)

The effect of derivatives on the consolidated statements of income for the six months ended June 30, 2009 and 2008 is presented below:

	Derivative			Hedged Item
		Amount of Gain (Loss)			Amount of Gain (Loss)
	Location of	Recognized in Income		Location of	Recognized in Income
	Gain (Loss)	on Derivative		Gain (Loss)	On Hedged Item
	Recognized in	Six Months Ended		Recognized in	Six Months Ended
	Income on	June 30,		Income on	June 30,
(in thousands)	Derivative	2009	2008	Hedged Item	2009	2008
Derivatives Designated in Fair Value Hedging Relationships:
Interest rate contracts	Other Non-Interest Income	$(12,712)	(6,219)	Other Non-Interest Income	$12,066	7,129

Total		$(12,712)	(6,219)		$12,066	7,129

Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	Other Non-Interest Income (Expense)	$(7,898)	6,088
Mortgage derivatives	Mortgage Revenues	(2,868)	2,848

Total		$(10,766)	8,936

The effect of derivatives on the consolidated statements of income for the three months ended June 30, 2009 and 2008 is presented below:

	Amount of Gain (Loss)		Location of	Amount of Gain (Loss)
	Recognized in OCI on		Gain (Loss)	Reclassified from OCI		Location of	Amount of Gain (Loss)
	Derivative		Reclassified	into Income		Gain (Loss)	Recognized in Income
	Effective Portion		from OCI	Effective Portion		Recognized	Ineffective Portion
	Three Months Ended		into Income	Three Months Ended		in Income	Three Months Ended
	June 30,		Effective	June 30,		Ineffective	June 30,
(in thousands)	2009	2008	Portion	2009	2008	Portion	2009	2008
			Interest Income			Other Non-Interest
Interest rate contracts	$(1,981)	(8,283)	(Expense)	$5,677	3,542	Income	$6	(1,343)

Total	$(1,981)	(8,283)		$5,677	3,542		$6	(1,343)

The effect of derivatives on the consolidated statements of income for the three months ended June 30, 2009 and 2008 is presented below:

	Derivative			Hedged Item
		Amount of Gain (Loss)			Amount of Gain (Loss)
	Location of	Recognized in Income		Location of	Recognized in Income
	Gain (Loss)	on Derivative		Gain (Loss)	On Hedged Item
	Recognized in	Three Months Ended		Recognized in	Three Months Ended
	Income on	June 30,		Income on	June 30,
(in thousands)	Derivative	2009	2008	Hedged Item	2009	2008
Derivatives Designated in Fair Value Hedging Relationships:
Interest rate contracts	Other Non-Interest Income	$(6,831)	(20,508)	Other Non-Interest Income	$5,939	20,029

Total		$(6,831)	(20,508)		$5,939	20,029

Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	Other Non-Interest
	Income (Expense)	$(269)	3,009
Mortgage derivatives	Mortgage Revenues	(3,036)	1,206

Total		$(3,305)	4,215

Note 13 — Cumulative Perpetual Preferred Stock
On December 19, 2008, Synovus issued to the United States Department of the Treasury (Treasury) 967,870 shares of Synovus’ Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value (the Series A Preferred Stock), having a liquidation amount per share equal to $1,000, for a total price of $967,870,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. Synovus may not redeem the Series A Preferred Stock during the first three years except with the proceeds from a qualified equity offering of not less than $241,967,500. After February 15, 2012, Synovus may, with the consent of the Federal Deposit Insurance Corporation, redeem, in whole or in part, the Series A Preferred Stock at the liquidation amount per share plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting. Prior to December 19, 2011, unless Synovus has redeemed the Series A Preferred Stock or the Treasury has transferred the Series A Preferred Stock to a third party, the consent of the Treasury will be required for Synovus to (1) declare or pay any dividend or make any distribution on common stock, par value $1.00 per share, other than regular quarterly cash dividends of not more than $0.06 per share, or (2) redeem, repurchase or acquire Synovus common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice. A consequence of the Series A Preferred Stock purchase includes certain restrictions on executive compensation that could limit the tax deductibility of compensation that Synovus pays to executive management. The recently enacted American Recovery and Reinvestment Act (ARRA) and the Treasury’s February 10, 2009, Financial Stability Plan and regulations issued on June 15, 2009 under these laws may retroactively affect Synovus and modify the terms of the Series A Preferred Stock. In particular, the ARRA provides that the Series A Preferred Stock may now be redeemed at any time with the consent of the Federal Deposit Insurance Corporation.

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
Synovus allocated the total proceeds received from the Treasury based on the relative fair values of the preferred shares and the Warrants. This allocation resulted in the preferred shares and the Warrants being initially recorded at amounts that are less than their respective fair values at the issuance date.
The $48.5 million discount on the Series A Preferred Stock is being accreted using a constant effective yield over the five-year period preceding the 9% perpetual dividend. Synovus records increases in the carrying amount of the preferred shares resulting from accretion of the discount by charges against retained earnings.
Note 14 — Income Taxes
Synovus’ income tax returns are subject to review and examination by federal, state and local taxing jurisdictions. Currently, no federal income tax return is under examination by the IRS. However, certain state income tax examinations are currently in progress. Although Synovus is unable to determine the ultimate outcome of these examinations, Synovus believes that current income tax reserves, determined in accordance with SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No, 109”, “Accounting for Income Taxes” (SFAS No. 109) are adequate for the uncertain income tax positions relating to these jurisdictions. Adjustments to reserves are made when necessary to reflect a change in the probability outcome.
In connection with the spin-off of TSYS on December 31, 2007, Synovus entered into an income tax sharing agreement with TSYS, which requires TSYS to indemnify Synovus from potential income tax liabilities that may arise in future examinations as a result of TSYS’ inclusion in Synovus’ consolidated income tax return filings for calendar years prior to 2008.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (1):

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
(in thousands)	2009	2008
Balance at January 1,	$8,021	7,074
First quarter activity:
Additions based on tax positions related to current year	46	171
Additions for tax positions of prior years	—	1,299
Deductions for tax positions of prior years	(94)	(337)
Settlements	—	—

Net, first quarter activity	(48)	1,133

Balance at March 31, 2009	7,973	8,207
Second quarter activity:
Additions based on tax positions related to current year	89	322
Additions for tax positions of prior years	39	—
Deductions for tax positions of prior years	(51)	—
Settlements	—	—

Net, second quarter activity	77	322

Balance at June 30,	$8,050	8,529

(1)	Unrecognized state income tax benefits are not adjusted for the Federal income tax impact.
Accrued interest and penalties related to unrecognized income tax benefits are included as a component of income tax expense (benefit). The amount of accrued interest and penalties on unrecognized income tax benefits totaled $1.5 million as of January 1 and June 30, 2009, respectively. The total amount of unrecognized income tax benefits as of January 1 and June 30, 2009 that, if recognized, would affect the effective income tax rate is $6.2 million (net of the Federal benefit on state income tax issues), respectively, which includes interest and penalties of $990 thousand and $979 thousand. Synovus expects that approximately $915 thousand of uncertain income tax positions will be either settled or resolved during the next twelve months.
During the three months ended June 30, 2009, Synovus performed its quarterly assessment of net deferred tax assets. Under SFAS No. 109, companies are required to assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, Synovus is now in a three-year cumulative pre-tax loss position as of June 30, 2009. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome. Synovus did not consider future taxable income in determining the realizability of its deferred tax assets. Synovus’ estimate of the realization of its deferred tax assets was solely based on future reversals of existing taxable temporary differences, taxable income in prior carry back years, and tax planning strategies. This resulted in an increase to the deferred tax asset valuation allowance of approximately $173 million during the three months ended June 30, 2009. The increase in the valuation allowance was recorded through an adjustment to the estimated annual effective tax rate. Based on current projections, Synovus estimates that the effective tax rate for the second half of 2009 will remain at approximately the same level as the actual effective tax rate for the first half of 2009 (18.7%). While there are many factors that could impact the actual effective tax rate, a significant factor is management’s projection of a pre-tax loss for the year. If the projected pre-tax losses vary significantly from current estimates, the actual effective tax rate could vary significantly.

A reconciliation of the beginning and ending amount of valuation allowance recorded against deferred tax assets is as follows:

(in thousands)	2009	2008
Balance at January 1	$5,068	—
Increase for three months ended March 31	3,327	1,221
Increase for the three months ended June 30	173,424	767

Balance at June 30	$181,819	1,988

Note 15 — Visa Initial Public Offering and Litigation Expense
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
Visa, Inc. completed an initial public offering (the Visa IPO) in March 2008. Visa used a portion of the proceeds from the Visa IPO to establish a $3.0 billion escrow for settlement of covered litigation and used substantially all of the remaining portion to redeem class B and class C shares held by Visa issuing members. During the three months ended March 31, 2008, Synovus recognized a pre-tax gain of $38.5 million on redemption proceeds received from Visa, Inc. and reduced the $36.8 million litigation accrual recognized in the second half of 2007 by $17.4 million for its membership proportion of the $3.0 billion escrow funded by Visa, Inc. During September 2008, Visa announced the settlement of its Discover litigation for approximately $1.74 billion. Synovus increased its litigation accrual by $6.3 million for its membership proportion of the incremental amount of the final Discover settlement over the previously estimated amount for the Discover settlement. During December 2008, Visa deposited $1.10 billion to the litigation escrow, effectively representing a repurchase of Class A common stock on an as-converted basis. Synovus reduced its litigation accrual by $6.4 million for its membership proportion of the amount deposited to the litigation escrow.
At June 30, 2009, Synovus’ accrual for the aggregate amount of Visa’s covered litigation was $19.3 million. For the six months ended June 30, 2008, the redemption of shares and changes to the accrued liability for Visa litigation resulted in a gain of $34.1 million, net of tax, or $0.10 per diluted share.

Note 16 — Recently Adopted Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R clarifies the definitions of both a business combination and a business. All business combinations will be accounted for under the acquisition method (previously referred to as the purchase method). This standard defines the acquisition date as the only relevant date for recognition and measurement of the fair value of consideration paid. SFAS 141R requires the acquirer to expense all acquisition related costs. SFAS 141R will also require acquired loans to be recorded at fair value on the date of acquisition. SFAS 141R defines the measurement period as the time after the acquisition date during which the acquirer may make adjustments to the “provisional” amounts recognized at the acquisition date. This period cannot exceed one year, and any subsequent adjustments made to provisional amounts are done retrospectively and restate prior period data. SFAS 141R was adopted by Synovus effective January 1, 2009 and is applicable to business combinations entered into after December 15, 2008. The estimated impact of adoption will not be determined until Synovus enters into a business combination.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (SFAS 160). SFAS 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of equity. Disclosure requirements include net income and comprehensive income to be displayed for both the controlling and noncontrolling interests and a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interests. Synovus adopted SFAS No. 160 effective January 1, 2009. The impact of adoption resulted in a change in balance sheet classification and presentation to non-controlling interests which is now reported as a separate component of equity.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Disclosure requirements include qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains/losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Synovus adopted the disclosure requirements of SFAS No. 161 effective January 1, 2009.
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
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments. FAS 115-2 and 124-2 are intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. FAS 115-2 and 124-2 provide that if a company does not have the intent to sell a debt security prior to recovery and it is more likely than not that it will not have to sell the security prior to recovery, the security would not be considered other-than-temporarily-impaired unless there is a credit loss. If there is an impairment due to a credit loss, the credit loss component will be recorded in earnings and the remaining portion of the impairment loss would be recognized in other comprehensive income. The credit loss component must be determined based on the company’s best estimate of the decrease in cash flows expected to be collected. The provisions of this statement are effective for interim and annual periods ended after June 15, 2009. Synovus adopted the provisions of FSP FAS 115-2 and FAS 124-2 effective April 1, 2009. The impact of adoption was not material to Synovus’ financial position, results of operations, or cash flows.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly.” FAS 157-4 relates to determining fair values when there is no active market or where the inputs being used represent distressed sales. This statement reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and also assists in determining fair values when markets have become inactive. FAS 157-4 defines fair value as the price that would be received to sell an asset in an orderly transaction (i.e. not a forced liquidation or distressed sale). Factors must be considered when applying this statement to determine whether there has been a significant decrease in volume and level of activity of the market for the asset. The provisions for this statement are effective for the interim and annual periods ended after June 15, 2009. Synovus adopted the provisions of FSP FAS 157-4 effective April 1, 2009. The impact of adoption was not material to Synovus’ financial position, results of operations, or cash flows.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about the Fair Value of Financial Instruments.” FAS 107-1 and APB 28-1 provide guidance on fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. This statement will require public companies to disclose the fair value of financial instruments within the scope of SFAS 107 in interim financial statements (verses disclosing in annual filings only). The provisions for this statement are effective for the interim and annual periods ended after June 15, 2009. Synovus adopted the disclosures requirement of FSP FAS 107-1 and APB 128-1 effective April 1, 2009.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or available to be issued. This Statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financials, and (3)

the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Synovus adopted SFAS No. 165 for the quarterly period ended June 30, 2009. The impact of adoption was not material to Synovus’ financial position, results of operations or cash flows. Synovus has evaluated all transactions, events and circumstances for consideration or disclosure through August 10, 2009, the date these financial statements were issued, and has reflected or disclosed those items within the consolidated financial statements and related footnotes as deemed appropriate.

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
All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus’ use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “should,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus’ future business and financial performance and/or the performance of the commercial banking industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus’ ability to control or predict. These factors include, but are not limited to:
(1)	competitive pressures arising from aggressive competition from other financial service providers;

(2)	further deteriorations in credit quality, particularly in residential construction and commercial development real estate loans, may continue to result in increased non-performing assets and credit losses, which will adversely impact our earnings and capital;

(3)	declining values of residential and commercial real estate may result in further write-downs of assets and realized losses on disposition of non-performing assets, which may increase our credit losses and negatively affect our financial results;

(4)	continuing weakness in the residential real estate environment may negatively impact our ability to liquidate non-performing assets;

(5)	the impact on our borrowing costs, capital cost and our liquidity due to adverse changes in our credit ratings;

(6)	inadequacy of our allowance for loan losses, or the risk that the allowance may prove to be inadequate or may be negatively affected by credit risk exposures;

(7)	our ability to manage fluctuations in the value of our assets and liabilities to maintain sufficient capital and liquidity to support our operations;

(8)	the concentration of our nonperforming assets in certain geographic regions and with affiliated borrowing groups;

(9)	the risk of additional future losses if the proceeds we receive upon the liquidation of non-performing assets are less than the fair value of such assets;

(10)	changes in the interest rate environment which may increase funding costs or reduce earning assets yields, thus reducing margins;

(11)	restrictions or limitations on access to funds from subsidiaries, thereby restricting our ability to make payments on our obligations or dividend payments;

(12)	the availability and cost of capital and liquidity;

(13)	changes in accounting standards or applications and determinations made thereunder;

(14)	slower than anticipated rates of growth in non-interest income and increased non-interest expense;

(15)	changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which Synovus is perceived in such markets, including a reduction in our debt ratings;

(16)	the impact of future losses on our deferred tax assets and the impact on our financial results of changes in the valuation allowance for our deferred tax assets in future periods;

(17)	the strength of the U.S. economy in general and the strength of the local economies and financial markets in which operations are conducted may be different than expected;

(18)	the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board;

(19)	inflation, interest rate, market and monetary fluctuations;

(20)	the impact of the Emergency Economic Stabilization Act of 2008 (EESA), the American Recovery and Reinvestment Act (ARRA), the Financial Stability Plan and other recent and proposed changes in governmental policy, laws and regulations, including proposed and recently enacted changes in the regulation of banks and financial institutions, or the interpretation or application thereof, including restrictions, increased capital requirements, limitations and/or penalties arising from banking, securities and insurance laws, regulations and examinations;

(21)	the impact on our financial results, reputation and business if we are unable to comply with all applicable federal and state regulations;

(22)	the costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, including, without limitation, the pending litigation with CompuCredit Corporation relating to CB&T’s Affinity Agreement with CompuCredit and the pending securities class action litigation filed against Synovus;

(23)	the volatility of our stock price;

(24)	the actual results achieved by our implementation of Project Optimus, and the risk that we may not achieve the anticipated cost savings and revenue increases from this initiative;

(25)	the impact on the valuation of our investments due to market volatility or counterparty payment risk; and

(26)	other factors and other information contained in this document and in other reports and filings that Synovus makes with the SEC under the Exchange Act.
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

Executive Summary
The following financial review provides a discussion of Synovus’ financial condition, changes in financial condition, and results of operations for the six and three months ended June 30, 2009.
Industry Overview
The first six months of 2009 continue to reflect the adverse impact of severe macro economic conditions which have negatively impacted liquidity and credit quality. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions. Financial institutions continue to experience significant declines in the value of collateral for real estate loans and heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures.
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
On May 7, 2009, the Federal Reserve Board announced the results of the Supervisory Capital Assessment Program (“SCAP”), commonly referred to as the “stress test,” of the capital needs through the end of 2010 of the nineteen largest U.S. bank holding companies. As a result of the SCAP, a number of the bank holding companies reviewed as part of the SCAP were required, or voluntarily chose, to raise additional Tier 1 capital, particularly common equity. Following the release of the SCAP results, bank holding companies that were not part of the SCAP, such as Synovus, have faced significant speculation as to the results of the stress tests performed on the largest nineteen financial institutions and the hypothetical results of the stress test methodology if it was applied to other financial institutions, including regional banks smaller in size. See “Capital Resources and Liquidity”.
The severe economic conditions are expected to continue through 2009 and beyond. Financial institutions likely will continue to experience heightened credit losses and higher levels of non-performing assets, charge-offs and foreclosures. In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators. These factors negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive. As a result, financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

About Our Business
Synovus is a financial services holding company based in Columbus, Georgia, with approximately $34 billion in assets. Synovus provides integrated financial services including banking, financial management, insurance, mortgage, and leasing services through 30 wholly-owned subsidiary banks and other Synovus offices in Georgia, Alabama, South Carolina, Tennessee, and Florida. At June 30, 2009, our banks ranged in size from $261.1 million to $6.63 billion in total assets.
Our Key Financial Performance Indicators
In terms of how we measure success in our business, the following are our key financial performance indicators:
•	Capital Strength

•	Liquidity

•	Credit Quality

•	Net Interest Margin

•	Loan Growth

•	Core Deposit Growth

•	Fee Income Growth

•	Expense Management
The net loss for the quarter was $586.9 million, or $1.82 per common share. The results for the second quarter were impacted by a non-cash charge of $173.4 million to record an increase in the valuation allowance for deferred tax assets. Total credit costs for the quarter ended June 30, 2009 were $807.8 million, including provision for losses on loans of $631.5 million and costs related to foreclosed real estate of $172.4 million. The credit costs were largely driven by a significant increase in the allowance for loan losses as well as the impact of losses on liquidations of non-performing assets. Non-performing assets decreased $15.0 million from the first quarter of 2009 as dispositions of non-performing assets reached $404 million in the second quarter.
Synovus’ operating results excluding credit costs showed improvement in spite of the challenging economic environment. Synovus’ pre-tax, pre-credit costs income (which excludes provision for losses on loans, credit costs, and certain other items, as shown in more detail on page 75 of this report) was $144.8 million, up $15.6 million over the first quarter of 2009. The net interest margin increased to 3.23%, or eighteen basis points, compared to the first quarter of 2009.

A summary of Synovus’ financial performance for the three and six months ended June 30, 2009 and 2008, is set forth in the table below.
Financial Performance Summary

	Six Months Ended			Three Months Ended
	June 30,			June 30,
(in thousands, except per share data)	2009	2008	Change	2009	2008	Change
Pre-tax, pre-credit costs income (1)	$274,101	346,515	(20.9%)	$144,835	176,092	(17.8%)
Net Income (loss)	(720,981)	94,790	nm	(584,253)	12,237	nm
Net income (loss) available to common shareholders	(752,018)	93,093	nm	(601,155)	(12,099)	nm
Diluted earnings (loss) per share (EPS)	(2.28)	0.28	nm	(1.82)	0.04	nm
Provision for losses on loans	921,963	184,665	399.3%	631,526	93,616	574.6%

Non-interest income	196,588	247,675	(20.6%)	107,838	107,698	0.1%

Non-interest expense	659,674	467,338	41.2%	396,316	265,964	49.0%
Fundamental non-interest expense (1)(2)	381,749	405,446	(5.8%)	190,696	200,284	(4.8%)

Other credit costs (3)	230,585	38,829	nm	176,308	29,686	nm

			Sequential
	June 30,	March 31,	Quarter	June 30,	Year Over Year
	2009	2009	Change (4)	2008	Change
Loans, net of unearned income	$27,585,741	27,730,272	(2.1%)	$27,445,891	0.5%
Non-performing assets	1,736,173	1,751,185	(3.4%)	830,264	109.1%
Core deposits (1)	22,429,172	22,689,145	(4.6%)	21,441,050	4.6%

Net interest margin	3.23%	3.05%	18 bp	3.57%	(34) bp
Nonperforming assets ratio	6.24	6.25	(1) bp	3.00	324 bp
Loans past due over 90 days and still accruing interest	0.11	0.11	0 bp	0.14	(3) bp
Total past due loans and still accruing interest	1.20	2.12	(92) bp	1.33	(13) bp
Net charge-off ratio (quarter)	5.09	3.53	156 bp	1.04	405 bp
Net charge-off ratio (ytd)	4.31	3.53	78 bp	1.18	313 bp

Tier 1 capital	$2,862,225	3,454,987	(68.8%)	$2,891,831	(1.0%)
Tier 1 common equity	1,928,370	2,523,119	(95.0%)	2,881,634	(33.2%)
Total risk-based capital	3,836,405	4,440,573	(54.5%)	3,987,595	(3.8%)
Tier 1 capital ratio	9.53%	11.06%	(153) bp	8.91%	62 bp
Tier 1 common equity ratio	6.42	8.08	(166) bp	8.88	(246) bp
Total risk-based capital ratio	12.77	14.22	(145) bp	12.29	48 bp
Tangible common equity to tangible assets (1)	6.05	7.80	(175) bp	8.71	(266) bp
Tangible common equity to risk-weighted assets (1)	6.90	8.61	(171) bp	9.05	(215) bp

(1)	See reconciliation of non-GAAP Financial Measures on page 75.

(2)	Fundamental non-interest expense is comprised of total non-interest expense less other credit costs, FDIC insurance expense, restructuring charges, Visa litigation recovery, and goodwill impairment expense.

(3)	Other credit costs are comprised primarily of foreclosed real estate costs, reserve for unfunded commitments, and charges related to other loans held for sale.

(4)	Ratios are annualized

nm = non meaningful

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
Allowance for Loan Losses
Notes 1 and 8 to Synovus’ consolidated financial statements in Synovus’ 2008 annual report on Form 10-K contain a discussion of the allowance for loan losses. The allowance for loan losses at June 30, 2009 was $918.7 million.
The allowance for loan losses is a significant estimate and is regularly evaluated by Synovus for adequacy. The allowance for loan losses is determined based on an analysis which assesses the probable loss within the loan portfolio. The allowance for loan losses consists of two components: the allocated and unallocated allowances. Both components of the allowance are available to cover inherent losses in the portfolio. Significant judgments or estimates made in the determination of the allowance for loan losses consist of the risk ratings for loans in the commercial loan portfolio, the valuation of the collateral for loans that are classified as impaired loans, the qualitative loss factors, and management’s plan for disposition of non-performing loans. In determining an adequate allowance for loan losses, management makes numerous assumptions, estimates and assessments. The use of different estimates or assumptions could produce different provisions for losses on loans.
As a part of our problem asset disposition strategy, management intends to identify certain non-performing loans for disposition through liquidation or other sales. While all of the non-performing loans have not yet been specifically identified, these types of sales are expected to result in significantly lower proceeds than traditional sales, which could result in additional losses. The excess of carrying value over estimated net proceeds from sale is charged-off against the allowance for loan losses when management has determined the loans or groups of loans for disposition through these liquidation strategies.
Commercial Loans — Risk Ratings and Loss Factors
Commercial loans are assigned a risk rating on a nine point scale. For commercial loans that are not considered impaired, the allocated allowance for loan losses is determined based upon the expected loss percentage factors that correspond to each risk rating.
The risk ratings are based on the borrowers’ credit risk profile, considering factors such as debt service history and capacity, inherent risk in the credit (e.g., based on industry type and source of repayment), and collateral position. Ratings 7 through 9 are modeled after the bank regulatory classifications of substandard, doubtful, and loss. Expected loss percentage factors are based on the probable loss including qualitative factors. The probable loss considers the probability of default, the loss given default, and certain qualitative factors as determined by loan category and risk rating. Through March 31, 2009, the probability of default loss factors were based on industry data. Beginning April 1, 2009, the probability of default loss factors are based on internal default experience because this was the first reporting period when sufficient internal default data became available. This change resulted in a net increase in the allocated allowance for loan losses for the commercial portfolio of approximately $30 million during the three months ended June 30, 2009. The loss given default factors are based on industry data, which will continue to be used until sufficient internal data becomes available. The qualitative factors consider credit concentrations, recent levels and trends in delinquencies and nonaccrual loans, and growth in the loan portfolio. The occurrence of certain events could result in changes to the expected loss factors. Accordingly, these expected loss factors are reviewed periodically and modified as necessary.
Each loan is assigned a risk rating during the approval process. This process begins with a rating recommendation from the loan officer responsible for originating the loan. The rating recommendation is subject to approvals from other members of management and/or loan committees depending on the size and type of credit. Ratings are re-evaluated on a quarterly basis. Additionally, an independent Parent Company credit review function evaluates each bank’s risk rating process at least every six months.
Impaired Loans
Management considers a loan to be impaired when the ultimate collectibility of all amounts due according to the contractual terms of the loan agreement are in doubt. A majority of our impaired loans are collateral-dependent. The net carrying amount of collateral-dependent impaired loans is equal to the lower of the loans’ principal balance or the fair value of the collateral (less estimated costs to sell) not only at the date at which impairment is initially recognized, but also at each subsequent reporting period. Accordingly, our policy requires that we update the fair value of the collateral securing collateral-dependent impaired loans each calendar quarter. Impaired loans, not including impaired loans held for sale, had a net carrying value of $1.23 billion at June 30, 2009. Most of these loans are secured by real estate, with the majority classified as collateral-dependent loans. The fair value of the real estate securing these loans is generally determined based upon appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments, such as selling costs and anticipated sales values considering management’s plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals.
Estimated losses on collateral-dependent impaired loans are typically charged-off. At June 30, 2009, $971.9 million, or 78.8%, of impaired loans consisted of collateral-dependent impaired loans for which Synovus has recognized charge-offs of approximately $284.0 million. These loans are recorded at the lower of cost or estimated fair value of the underlying collateral net of selling costs. However, if a collateral-dependent loan is placed on impaired status at or near the end of a calendar quarter, management records an allowance for loan losses based on the loan’s risk rating while an updated appraisal is being obtained. The estimated losses on these loans are recorded as a charge-off during the following quarter after the receipt of a current appraisal or fair value estimate based on current market conditions, including absorption rates. Management does not expect a material difference between the current allocated allowance on these loans and the actual charge-off.
As part of our problem asset disposition strategy, management intends to identify certain impaired loans for liquidation through loan sales in future quarters. While the specific loans have not yet been identified, these liquidations are expected to result in significantly lower proceeds than the fair value of these loans, which is included as a component of our allowance for loan losses.
During the second quarter of 2009, Synovus was able to significantly accelerate the pace of asset dispositions. This experience provided management a basis to estimate the loan sales (consisting primarily of non-performing loans) that will be completed over the next two quarters. Based on this, the provision expense for the second quarter of 2009 includes management’s estimate of the losses associated with these asset dispositions that are both probable and can be reasonably estimated as of June 30, 2009.
Loans or pools of loans are transferred to the other loans held for sale portfolio when the intent to hold the loans has changed due to portfolio management or risk mitigation strategies and when there is a plan to sell the loans within a reasonable period of time. The value of the loans or pools of loans is primarily determined by analyzing the underlying collateral of the loan and the external market prices of similar assets. At the time of transfer, if the estimated net realizable value is less than the cost, the difference is recorded as a charge-off against the allowance for loan losses.
Retail Loans — Loss Factors
The allocated allowance for loan losses for retail loans is generally determined by segregating the retail loan portfolio into pools of homogeneous loan categories. Expected loss factors applied to these pools are based on the probable loss including qualitative factors. The probable loss considers the probability of default, the loss given default, and certain qualitative factors as determined by loan category and risk rating. The probability of default loss factors are based on internal default experience. The loss given default factors are based on industry data because sufficient internal data is not yet available. The qualitative factors consider credit concentrations, recent levels and trends in delinquencies and nonaccrual loans, and growth in the loan portfolio. The occurrence of certain events could result in changes to the loss factors. Accordingly, these loss factors are reviewed periodically and modified as necessary.
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
Other Real Estate
Other real estate (ORE), consisting of properties obtained through foreclosure or through an in-substance foreclosure in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors, or recent developments, such as management’s plans for disposition, which could result in adjustments to the value estimates indicated in the appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of foreclosed real estate expense. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during 2008 and 2009. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate.
Additionally, as part of our problem asset disposition strategy, management intends to identify certain other real estate (ORE) properties for liquidation through auctions or bulk sales in future quarters. While all of the properties have not yet been specifically identified, these liquidations are expected to result in significantly lower proceeds than traditional sales, which could result in additional losses. ORE properties are written down to the estimated liquidation value when management has determined the properties or groups of properties for disposition through these liquidation strategies.
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
Income Taxes
Synovus’ estimated income tax provision is based on the amount expected to be owed to taxing jurisdictions in which it conducts business. Management evaluates the reasonableness of the effective tax rate based on current estimates of the amount and components of income, tax credits and statutory rates for the entire year. This analysis requires that management closely monitor income tax developments on both the state and federal level in order to evaluate the effect they may have on Synovus’ overall tax position.
During the three months ended June 30, 2009, Synovus performed its quarterly assessment of net deferred tax assets. Under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), companies are required to assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, Synovus is now in a three-year cumulative pre-tax loss position as of June 30, 2009. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome. Synovus did not consider future taxable income in determining the realizability of its deferred tax assets. Synovus’ estimate of the realization of its deferred tax assets was solely based on future reversals of existing taxable temporary differences, taxable income in prior carry back years, and tax planning strategies. This resulted in an increase to the deferred tax asset valuation allowance of approximately $173 million during the three months ended June 30, 2009. The increase in the valuation allowance was recorded through an adjustment to the estimated annual effective tax rate. Based on current projections, Synovus estimates that the effective tax rate for the second half of 2009 will remain at approximately the same level as the actual effective tax rate for the first half of 2009 (18.7%). While there are many factors that could impact the actual effective tax rate, a significant factor is management’s projection of the pre-tax loss for the year. If the projected pre-tax losses vary significantly from current estimates, the actual effective tax rate could vary significantly.

See Notes 1 and 22 to Synovus’ consolidated financial statements in Synovus’ 2008 annual report on Form 10-K and Note 14 of this report for a discussion of income taxes.
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
Cumulative Perpetual Preferred Stock
On December 19, 2008, Synovus issued to the Treasury 967,870 shares of Synovus’ Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value (the Series A Preferred Stock), having a liquidation amount per share equal to $1,000, for a total price of $967,870,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. Synovus may not redeem the Series A Preferred Stock during the first three years except with the proceeds from a qualified equity offering of not less than $241,967,500. After February 15, 2012, Synovus may, with the consent of the Federal Deposit Insurance Corporation, redeem, in whole or in part, the Series A Preferred Stock at the liquidation amount per share plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting. Prior to December 19, 2011, unless Synovus has redeemed the Series A Preferred Stock or the Treasury has transferred the Series A Preferred Stock to a third party, the consent of the Treasury will be required for Synovus to (1) declare or pay any dividend or make any distribution on common stock, par value $1.00 per share, other than regular quarterly cash dividends of not more than $0.06 per share, or (2) redeem, repurchase or acquire Synovus common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice. A consequence of the Series A Preferred Stock purchase includes certain restrictions on executive compensation that could limit the tax deductibility of compensation that Synovus pays to executive management.
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
Restructuring Charges
Restructuring charges represent severance and other project related costs incurred in conjunction with the implementation of Project Optimus (an initiative focused on operating efficiency gains and enhanced revenue growth) as well as severance costs associated with additional job function and position eliminations identified during the first quarter of 2009 as part of a continued effort to manage a leaner organization. Synovus expects to incur in total approximately $25.0 million in restructuring costs related to these efficiency efforts.
Project Optimus, launched in April 2008, is a team member-driven effort to create an enhanced banking experience for our customers and a more efficient organization that delivers greater value for Synovus shareholders. As a result of this process, Synovus announced in the third quarter of 2008 that it expects to achieve $75 million in annual run rate pre-tax earnings benefit by late 2010 through efficiency gains and new revenue growth initiatives. Revenue growth is expected primarily through new sales initiatives, improved product offerings and improved pricing strategies for consumer and commercial assets and liabilities. Cost savings are expected to be generated primarily through increased process efficiencies and streamlining of support functions. Synovus expects to incur restructuring charges of approximately $19.5 million in conjunction with the project, including approximately $8.4 million in severance charges. In addition, Synovus expects to incur approximately $5.5 million in restructuring charges related to the position eliminations identified during the first quarter of 2009. During the six and three months ended June 30, 2009, Synovus recognized $6.8 million and $397 thousand in total restructuring (severance) charges. To date, $22.9 million in restructuring charges have been recognized related to these efficiency efforts including $11.7 million in severance charges.
Visa Initial Public Offering and Litigation Expense
Visa, Inc. completed an initial public offering (the Visa IPO) in March 2008. Visa used a portion of the proceeds from the Visa IPO to establish a $3.0 billion escrow for settlement of covered litigation and used substantially all of the remaining portion to redeem class B and class C shares held by Visa issuing members. During the three months ended March 31, 2008, Synovus recognized a pre-tax gain of $38.5 million on redemption proceeds received from Visa, Inc. and reduced the $36.8 million litigation accrual recognized in the second half of 2007 by $17.4 million for its membership proportion of the $3.0 billion escrow funded by Visa, Inc. During September 2008, Visa announced the settlement of its Discover litigation for approximately $1.74 billion. Synovus increased its litigation accrual by $6.3 million for its membership proportion of the incremental amount of the final Discover settlement over the previously estimated amount for the Discover settlement. During December 2008, Visa deposited $1.10 billion into the litigation escrow, effectively representing a repurchase of Class A common stock on an as-converted basis. Synovus reduced its litigation accrual by $6.4 million for its membership proportion of the amount deposited to the litigation escrow.
At June 30, 2009, Synovus’ accrual for the aggregate amount of Visa’s covered litigation was $19.3 million. For the six months ended June 30, 2008, the redemption of shares and changes to the accrued liability for Visa litigation resulted in a gain of $34.1 million, net of tax, or $0.10 per diluted share.
On June 30, 2009, Visa announced its plan to deposit $700 million to the litigation escrow and announced on July 16, 2009 that the deposit had been completed. Synovus will assess its indemnification obligations with respect to Visa’s covered litigation during the three months ended September 30, 2009, giving consideration to Visa’s deposit to the litigation escrow.
Balance Sheet
During the first six months of 2009, total assets decreased $1.44 billion. $435.9 million of the decrease is due to a decline in the balance of funds due from the Federal Reserve Bank. In addition, investment securities available for sale decreased by $209.8 million, federal funds sold and securities purchased under resale agreements decreased $217.4 million, and loans, net of unearned income and allowance for loan losses, decreased $654.8 million.
Fair Value Accounting
SFAS No. 157 establishes a framework for measuring fair value in accordance with U.S. GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 159 permits entities to make an irrevocable election, at specified election dates, to measure eligible financial instruments and certain other items at fair value. Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Fair value is used on a non-recurring basis for collateral-dependent impaired loans and other real estate. Examples of recurring use of fair value include trading account assets, mortgage loans held for sale, investment securities available for sale, private equity investments, derivative instruments, and trading account liabilities. The extent to which fair value is used on a recurring basis was expanded upon the adoption of SFAS No. 159, effective on January 1, 2008. At June 30, 2009, approximately $5.41 billion, or 15.8%, compared to $5.21 billion, or 14.6% at December 31, 2008, of total assets were recorded at fair value, which includes items measured on a recurring and non-recurring basis.
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
The following tables summarize the assets accounted for at fair value on a recurring basis by level within the valuation hierarchy at June 30, 2009 and December 31, 2008.

	June 30, 2009
					Total
					Assets
					Held at
					Fair Value
					On the
					Balance
(dollars in millions)	Level 1	Level 2	Level 3	Total	Sheet
Trading account assets	4%	96	—	100	$20.7
Mortgage loans held for sale		100	—	100	312.6
Investment securities available for sale:
U.S. Treasury securities	100	—	—	100	1.1
Other U.S. Government agency securities	—	100	—	100	1,513.4
Government agency issued mortgage-backed securities	—	100	—	100	1,816.4
Government agency issued collateralized mortgage obligations	—	100	—	100	103.6
State and municipal securities	—	100	—	100	106.4
Equity securities	25	—	75	100	11.2
Other investments	—	—	100	100	8.1

Total investment securities available for sale	—	99	1	100	3,560.2
Private equity investments	—	—	100	100	135.7
Derivative assets	—	99	1	100	159.9

Total	100	100	100	100	$4,189.1

Level 3 assets as a percentage of total assets measured at fair value					3.65%

	December 31, 2008
					Total
					Assets
					Held at
					Fair Value
					On the
					Balance
(dollars in millions)	Level 1	Level 2	Level 3	Total	Sheet
Trading account assets	3%	97	—	100	$24.5
Mortgage loans held for sale	—	100	—	100	133.6
Investment securities available for sale:
U.S. Treasury securities	100	—	—	100	4.6
Other U.S. Government agency securities	—	100	—	100	1,552.6
Government agency issued mortgage-backed securities	—	100	—	100	1,956.0
Government agency issued collateralized mortgage obligations	—	100	—	100	116.4
State and municipal securities	—	100	—	100	123.3
Equity securities	34	—	66	100	8.2
Other investments	—	—	100	100	8.9

Total investment securities available for sale	—	99	1	100	3,770.0
Private equity investments	—	—	100	100	123.5
Derivative assets	—	99	1	100	307.8

Total	100	100	100	100	$4,359.4

Level 3 assets as a percentage of total assets measured at fair value					3.22%

The following tables summarize the liabilities accounted for at fair value on a recurring basis by level within the valuation hierarchy at June 30, 2009 and December 31, 2008.

	June 30, 2009
					Total
					Liabilities
					Held at
					Fair Value
					On the
					Balance
(dollars in millions)	Level 1	Level 2	Level 3	Total	Sheet
Trading account liabilities	—%	100	—	100	$13.3
Derivative liabilities	—	100	—	100	132.4

Total	—	100	—	100	$145.7

Level 3 liabilities as a percentage of total assets measured at fair value					0%

	December 31, 2008
					Total
					Liabilities
					Held at
					Fair Value
					On the
					Balance
(dollars in millions)	Level 1	Level 2	Level 3	Total	Sheet
Brokered certificates of deposit	—%	100	—	100	$75.9
Trading account liabilities	—	100	—	100	17.3
Derivative liabilities	—	100	—	100	206.5

Total	—	100	—	100	$299.7

Level 3 liabilities as a percentage of total assets measured at fair value					0%
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
Valuation methodologies are reviewed each quarter to ensure that fair value estimates are appropriate. Any changes to the valuation methodologies are reviewed by management to confirm the changes are justified. As markets and products develop and the pricing for certain products becomes more or less transparent, Synovus continues to refine its valuation methodologies. For a detailed discussion of valuation methodologies, refer to Note 11 to the consolidated financial statements (unaudited) as of and for the three months ended June 30, 2009.
Trading Account Assets
The trading account assets portfolio is substantially comprised of mortgage-backed securities which are bought and held principally for sale and delivery to correspondent and retail customers of Synovus. Trading account assets are reported on the consolidated balance sheets at fair value, with unrealized gains and losses included in other non-interest income on the consolidated statements of income. Synovus recognized a net gain on trading account assets of $2.6 million and $1.9 million for the six and three months ended June 30, 2009, respectively, compared to a net loss of $239 thousand and a net gain of $519 thousand for the same periods in the prior year.
Other Loans Held for Sale
Loans or pools of loans are transferred to the other loans held for sale portfolio when the intent to hold the loans has changed due to portfolio management or risk mitigation strategies and when there is a plan to sell the loans within a reasonable period of time. The value of the loans or pools of loans is primarily determined by analyzing the underlying collateral of the loan and the external market prices of similar assets. At the time of transfer, if the estimated net realizable value is less than the carrying amount, the difference is recorded as a charge-off against the allowance for loan losses. Decreases in estimated net realizable value subsequent to the transfer as well as losses (gains) from sale of these loans are recognized as a component of non-interest expense.
During the six and three months ended June 30, 2009, Synovus transferred loans with a cost basis totaling $97.5 million and $56.7 million to the other loans held for sale portfolio, respectively. Synovus recognized charge-offs on these loans totaling $50.2 million and $30.7 million for the six and three months ended June 30, 2009, respectively. These charge-offs, which resulted in a new cost basis of $47.3 million and $26.0 million for the loans transferred during the six and three months ended June 30, 2009, respectively, were based on the estimated sales price of the loans at the time of transfer. Subsequent to their transfer to the other loans held for sale portfolio, Synovus foreclosed on certain other loans held for sale and transferred foreclosed assets of $1.7 million and $423 thousand to other real estate during the six and three months ended June 30, 2009.

Other Real Estate
ORE, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources and recent sales history, adjusted for estimated selling costs. Management also considers other factors or recent developments such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management plans for disposition, which could result in adjustment to the collateral value estimates indicated in the appraisals. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is recorded as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of non-interest expense.
The carrying value of ORE was $211.0 million and $246.1 million at June 30, 2009 and December 31, 2008, respectively. During the six months ended June 30, 2009, approximately $337.5 million of loans and $1.7 million of other loans held for sale were foreclosed and transferred to other real estate. During the six months ended June 30, 2009 and 2008, Synovus recognized foreclosed real estate expenses of $218.7 million and $21.6 million, respectively.
Foreclosed real estate expenses recognized during the six months ended June 30, 2009 include an $186.4 million charge for the recognition of declines in fair value or reductions in estimated realizable value subsequent to the date of foreclosure, $19.0 million in net losses resulting from sales transactions which have already closed, $9.8 million in carrying costs associated with ORE, and $3.5 million in legal and appraisal fees.
Synovus sold ORE with a carrying value of $243.0 million and $168.7 million during the six and three months ended June 30, 2009, respectively, principally through liquidation sales at prices less than fair value. Synovus received proceeds of approximately $164.4 million and $107.4 million and recognized charges for losses of $78.5 million and $61.3 million for the six and three months ended June 30, 2009, respectively, in connection with these ORE sales. These losses included write-downs to net realizable value which preceded sales transactions, and to a lesser degree, losses on sale for differences between liquidation carrying values and the net proceeds received upon sale.

Loans
The following table compares the composition of the loan portfolio at June 30, 2009, December 31, 2008, and June 30, 2008.

			June 30,		June 30,
			2009 vs.		2009 vs.
	Total Loans		Dec. 31,	Total Loans	March 31,
(dollars in thousands)	June 30,	Dec. 31,	2008	June 30,	2008
Loan Type	2009	2008	% Change(1)	2008	% Change
Multi-family	$838,795	589,708	85.2%	$532,345	57.6%
Hotels	1,026,163	965,886	12.6	755,125	35.9
Office building	1,110,896	1,036,837	14.4	1,003,278	10.7
Shopping centers	1,084,080	1,090,807	(1.2)	980,545	10.6
Commercial development	735,834	763,962	(7.4)	816,482	(9.9)
Warehouses	491,944	461,402	13.3	423,465	16.2
Other investment property	609,313	614,149	(1.6)	564,549	7.9

Total Investment Properties	5,897,025	5,522,751	13.7	5,075,789	16.2

1-4 family construction	1,224,446	1,611,779	(48.5)	1,943,120	(37.0)
1-4 family perm/mini-perm	1,429,916	1,441,798	(1.7)	1,387,711	3.0
Residential development	1,739,246	2,123,669	(36.5)	2,241,985	(22.4)

Total 1-4 Family Properties	4,393,608	5,177,246	(30.5)	5,572,816	(21.2)

Land Acquisition	1,619,395	1,620,370	(0.1)	1,650,334	(1.9)

Total Commercial Real Estate	11,910,028	12,320,367	(6.7)	12,298,939	(3.2)

Commercial, financial, and agricultural	6,545,088	6,747,928	(6.1)	6,689,206	(2.2)
Owner-occupied	4,829,805	4,499,339	14.8	4,281,469	12.8

Total Commercial and Industrial	11,374,893	11,247,267	2.3	10,970,675	3.7

Home equity	1,729,528	1,725,075	0.5	1,633,604	5.9
Consumer mortgages	1,725,223	1,763,449	(4.4)	1,725,064	nm
Credit card	288,349	295,055	(4.6)	299,850	(3.8)
Other retail loans	586,029	606,347	(6.8)	558,633	4.9

Total Retail	4,329,129	4,389,926	(2.8)	4,217,151	2.7

Unearned Income	(28,309)	(37,383)	(48.9)	(40,874)	(30.7)

Total	$27,585,741	27,920,177	(2.4)%	$27,445,891	0.5%

(1)	Percentage changes are annualized.

At June 30, 2009, loans outstanding were $27.59 billion, an increase of $139.9 million, or 0.5%, compared to June 30, 2008. On a sequential quarter basis, total loans outstanding declined by $144.5 million or 2.1% annualized.
At June 30, 2009, Synovus had 28 loan relationships with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at June 30, 2009 was approximately $80 million.

Loans by Type
Loans for investment property grew by $374.3 million, or 13.7% annualized, from December 31, 2008, and increased $821.2 million, or 16.2%, compared to June 30, 2008. The primary loan categories contributing to the growth within the investment property portfolio compared to December 31, 2008 were within the multi-family, hotel and office building categories. The growth in the investment property portfolio during the first six months of 2009 is primarily due to the funding of credit enhancement letters of credit of $221.5 million as well as advances on existing commitments. In addition, the continued impact of a lack of exit capabilities in the market place with commercial mortgage-backed securities (CMBS), where borrowers have historically secured permanent financing, has increased the duration of the investment property portfolio. The unfunded commitments for investment property loans decreased from approximately $680 million at December 31, 2008 to approximately $364 million at June 30, 2009.
Residential construction and development loans at June 30, 2009 were $2.96 billion, down 41.7% annualized from December 31, 2008, and accounted for 10.7% of total loans outstanding as of June 30, 2009. The following table shows the composition of the residential construction and development portfolio as of June 30, 2009:

	June 30, 2009
		% of Total		% of Total
	Residential	Residential	Residential	Residential
	Construction	Construction	Construction	Construction
	and	and	and	and
	Development	Development	Development	Development
(dollars in thousands)	Total Loans	Portfolio	NPL	NPL
Georgia	$1,506,337	50.9%	$386,595	68.0%
Atlanta	698,088	23.6	233,099	41.0
Florida	355,870	12.0	65,096	11.5
West Coast of Florida	261,208	8.8	53,991	9.5
South Carolina	708,849	23.9	85,470	15.0
Tennessee	92,719	3.1	16,725	2.9
Alabama	299,917	10.1	14,433	2.6

Total	$2,963,692	100.0%	$568,319	100.0%

Retail loans at June 30, 2009 totaled $4.33 billion, representing 15.7% of the total loan portfolio. Total retail loans increased by 2.7% compared to June 30, 2008 and declined at an annualized rate of 2.8% since December 31, 2008, led principally by a decline in consumer mortgage, credit card and other consumer loans, and was partially offset by an increase in small business loans. The retail loan portfolio credit scores. There was no material migration within the retail loan portfolio. These loans are primarily extended to customers who have an existing banking relationship with Synovus. The home equity loan portfolio consists primarily of loans with strong credit scores (Average Beacon Score of 743 at June 30, 2009), conservative debt-to-income ratios (Average Debt to Income Ratio of 28.0% at June 30, 2009), and appropriate loan-to-value ratios (Maximum of 89.9%). The utilization rate (total amount outstanding as a percentage of total available lines) of this portfolio was approximately 61% at June 30, 2009, compared to 59% a year ago. The retail loan portfolio credit scores.
Synovus provides credit enhancements in the form of standby letters of credit to assist certain commercial customers in obtaining long-term funding through taxable and tax-exempt bond issues. Under these agreements and under certain conditions, if the bondholder requires the issuer to repurchase the bonds, Synovus is obligated to provide funding under the letter of credit to the issuer to finance the repurchase of the bonds by the issuer. Bondholders (investors) may require the issuer to repurchase the bonds on a weekly basis for reasons including general liquidity needs of the investors, general industry/market considerations, as well as changes in Synovus’ credit ratings. Synovus’ maximum exposure to credit loss in the event of nonperformance by the counterparty is represented by the contract amount of those instruments. Synovus applies the same credit policies in entering into commitments and conditional obligations as it does for loans. The maturities and yields of the funded letters of credit are comparable to those for new commercial loans. Synovus has issued approximately $1.37 billion in letters of credit related to these bond issuances. At June 30, 2009, substantially all of these standby letters of credit have been funded and are now reported as a component of total loans. The funding of letters of credit does not impact regulatory capital measures such as the risk-based capital ratio since letters of credit are already included in risk-weighted assets at the same risk-weighting as the funded loans. Synovus anticipates its continuing exposure to credit enhancements to remain at lower levels until such time that market conditions, investor liquidity, and Synovus’ credit ratings improve.
Credit Quality
Synovus increased its allowance for loan losses by $276.3 million to $918.7 million, or 3.33% of total loans, during the three months ended June 30, 2009, primarily to provide for probable losses on planned dispositions of non-performing loans throughout the remainder of 2009. Non-performing assets decreased by $15.0 million and total past due loans still accruing interest as a percentage of outstanding loans decreased from 2.12% to 1.20%, or $255.3 million, as compared to March 31, 2009.
During the second quarter of 2009, Synovus completed sales of non-performing assets with carrying values of approximately $404 million as compared to sales of $106 million in the first quarter of 2009. Asset sales for the second quarter were comprised of approximately $300 million of residential real estate and approximately $100 million of investment real estate plus some owner occupied commercial and industrial loans. Approximately half of these asset sales were from the Atlanta market.
Total credit costs for the quarter ended June 30, 2009 were $807.8 million, including provision for losses on loans of $631.5 million and costs related to disposition of ORE of $172.4 million. The credit costs were largely driven by the significant increase in the allowance for loan losses as well as the impact of losses on liquidations of non-performing assets.
The non-performing assets ratio (NPA ratio — non-performing loans plus other loans held for sale and other real estate divided by total loans, other loans held for sale, and other real estate) at June 30, 2009 was 6.24% compared to 6.25% at March 31, 2009, 4.16% at December 31, 2008, and 3.00% at June 30, 2008. At June 30, 2009, approximately 44.3% of total non-performing assets are in the Atlanta and West Florida markets. The Atlanta market represents approximately 24% of Synovus’ total loans in the residential construction and development portfolio and 41% of total nonperforming loans in the residential construction and development portfolio as of June 30, 2009.

The following table shows the NPA ratio by state as of June 30, 2009, December 31, 2008, and June 30, 2008.

	June 30,	December 31,	June 30,
	2009	2008	2008
Georgia	7.74%	5.28	3.76
Atlanta	11.93	8.61	7.24
Florida	7.54	5.52	4.36
West Florida	8.68	6.65	5.24
South Carolina	6.39	1.68	1.35
Tennessee	4.09	2.62	2.64
Alabama	2.30	1.86	0.77

Consolidated	6.24%	4.16	3.00

The following table shows total past due loans (and still accruing interest) at June 30, 2009, March 31, 2009, December 31, 2008 and March 31, 2008:

	June 30,	March 31,	December 31,	June 30,
(dollars in thousands)	2009	2009	2008	2008
Total past due loans (and still accruing interest)	$331,731	587,014	362,538	365,046
As a percentage of loans outstanding	1.20%	2.12	1.30	1.33
Total past due loans (and still accruing interest) declined $255.3 million from March 31, 2009, and declined $33.3 million from June 30, 2008. The sequential quarter decrease included $198.1 million in loans that migrated to non-performing loans during the quarter, and a reduction in the remaining past due loans (and still accruing interest) of $57.1 million.
Net charge-offs for the three months ended June 30, 2009 were $355.2 million, an increase of $284.6 million compared to the same period a year ago, and included $141.5 million of charge-offs within the Atlanta portfolio and $90.8 million of charge-offs from the South Carolina portfolio. Residential construction and development loans continue to be the largest component of credit losses with Atlanta losses leading that category. Net charge-offs for the six months ended June 30, 2009 were $601.5 million, an increase of $467.1 million compared to the same period in the prior year, and included $241.1 million, or 40 basis points, of charge-offs within the Atlanta portfolio, and $72.8 million, or 12 basis points, in charge-offs from the West Coast of Florida portfolio. The net charge-off ratio for the six months ended June 30, 2009 was 4.31% compared to 0.99% for the same period in 2008 and 1.71% for the year ended December 31, 2008.
The following table shows net charge-offs by loan type for the three months ended June 30 and March 31, 2009:

	Three Months Ended
	June 30, 2009		March 31, 2009
(dollars in thousands)	Net	% of Average Loans	Net	% of Average Loans
Loan Type	Charge-Offs	for the Quarter	Charge-Offs	for the Quarter
Investment properties	$47,658	3.2%	$16,087	1.1%
1 — 4 Family properties	184,986	16.9	113,427	9.5
Land for future development	36,123	9.0	46,504	11.4

Total commercial real estate	268,767	9.1	176,018	5.8
Commercial and industrial	61,619	2.2	53,239	1.9
Retail	24,838	2.3	17,057	1.6

Total(1)	$355,224	5.1%	$246,314	3.5%

(1)	Excluding charge-offs associated with the sale of non-performing loans, net charge offs for the three months ended June 30, 2009 were $252 million, or 3.7% of loans

Provision expense for the six months ended June 30, 2009 was $922.0 million, an increase of $737.3 million compared to the same period in the prior year. Total provision expense for the three months ended June 30, 2009 was $631.5 million, an increase of $537.9 million compared to the same period in the prior year. The increase in both periods was primarily driven by charges associated with declines in the fair value of impaired loans, which consider estimated losses from non-performing note sales. Another significant component was losses from note sales completed during 2009.
The allowance for loan losses was $918.7 million, or 3.33% of net loans, at June 30, 2009 compared to $642.4 million, or 2.32% of net loans at March 31, 2009, $598.3 million, or 2.14% of net loans, at December 31, 2008, and $417.8 million, or 1.52% of net loans, at June 30, 2008. The $277 million increase in the allowance for loan losses during the three months ended June 30, 2009 was primarily driven by an increase in the loss factors associated with management’s problem asset disposition strategy.
The allowance for loan losses to non-performing loans coverage was 61.65% at June 30, 2009, compared to 64.91% at December 31, 2008, and 66.68% at June 30, 2008. The decline in coverage ratio is impacted by the increase in non-performing loans, the increase in collateral-dependent impaired loans, and the ratio of collateral-dependent impaired loans to non-performing loans. At June 30, 2009, $971.9 million, or 78.8%, of impaired loans consisted of collateral-dependent impaired loans for which Synovus has recognized charge-offs of approximately $284.0 million. Synovus evaluates loans for impairment when the ultimate collectibility of all amounts due, according to contractual terms of the loan agreement, is in doubt. Upon the determination of impairment for a collateral-dependent loan, the amount of impairment (the excess of carrying value of the loan above estimated fair value of the collateral less estimated selling costs) is charged off. As a result, the decline in coverage ratio is impacted by the increase in non-performing loans, the increase in collateral-dependent impaired loans, and the ratio of collateral dependent impaired loans to non-performing loans (which was 65.2% at June 30, 2009, 77.9% at December 31, 2008, and 76.5% at June 30, 2008). During times when non-performing loans are not significant, this coverage ratio — which measures the allowance for loan losses (which is there for the entire loan portfolio) against a small non-performing loans total — appears very large. As non-performing loans increase, this ratio will decline even with significant incremental additions to the allowance.
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

The table below includes selected credit quality metrics.

	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2009	2009	2008	2008	2008
Non-performing loans(1)	$1,490,267	1,441,188	921,708	769,950	626,571
Other loans held for sale (2)	34,938	22,751	3,527	13,554	6,365
Other real estate	210,968	287,246	246,121	215,082	197,328

Non-performing assets	$1,736,173	1,751,185	1,171,356	998,586	830,264

Net charge-offs — quarter	$355,224	246,317	229,402	105,328	70,651
Net charge-offs/Avg. loans — quarter (3)	5.09%	3.53%	3.25%	1.53%	1.04%

Net charge-offs — YTD	$601,541	246,317	469,195	239,793	134,465
Net charge-offs/Avg. loans — YTD (3)	4.31%	3.53%	1.71%	1.18%	0.99%

Loans over 90 days past due and still accruing	$31,018	31,316	38,794	49,868	39,614
As a % of loans	0.11%	0.11%	0.14%	0.18%	0.14%

Total past due loans and still accruing	$331,731	587,014	362,538	403,180	365,046
As a % of loans	1.20%	2.12%	1.30%	1.46%	1.33%

Allowance for loan losses	$918,723	$642,422	598,301	463,836	417,813
Allowance for loan losses as a % of loans	3.33%	2.32%	2.14%	1.68%	1.52%
Non-performing loans as a % of total loans	5.40%	5.20%	3.30%	2.78%	2.28%
Non-performing assets as a % of total loans, other loans held for sale, and ORE	6.24%	6.25%	4.16%	3.58%	3.00%

Allowance to non-performing loans	61.65%	44.58%	64.91%	60.24%	66.68%

Collateral-dependent impaired loans(4)	$971,909	$953,126	718,068	609,181	479,322

(1)	At June 30, 2009, Synovus had $347 million in loans under the terms of troubled debt restructurings. These loans continue to accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance. Approximately $18 million of such loans were accruing interest as of June 30, 2009.

(2)	Represent impaired loans that are intended to be sold. Other loans held for sale are carried at the lower of cost or fair value.

(3)	Ratio is annualized.

(4)	Life-to-date net charge-offs recognized as a percentage of the unpaid principal balance of collateral-dependent impaired loans were approximately 23% at June 30, 2009.
Management continuously monitors non-performing and past due loans, to mitigate further deterioration regarding the condition of these loans. Potential problem loans are defined by management as certain performing loans with a well defined weakness and where there is information about possible credit problems of borrowers which causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms. Management’s decision to include performing loans in the category of potential problem loans means that management has recognized a higher degree of risk associated with these loans. In addition to accruing loans 90 days past due, Synovus had approximately $730 million of potential problem commercial and commercial real estate loans at June 30, 2009 as compared to approximately $710 million at March 31, 2009.

The table below includes selected credit quality metrics for the commercial real estate portfolio. The data by geographic location is primarily based on regulatory reporting.

(dollars in thousands)	As of					West	South
CRE Loan Type	Date	Total	Georgia	Atlanta	Florida	Florida	Carolina	Tennessee	Alabama
Total investment properties
Balance outstanding	06/30/09	$5,897,025	3,446,750	979,788	851,477	686,609	694,785	299,360	674,653
% of total CRE		49.5%	50.9	42.9	52.1	52.9	38.7	60.6	50.7
% of loan type		100.0	58.4	16.6	14.4	11.6	11.8	3.9	11.4
Delinquency rates(1):
30-89 days	06/30/09	0.8%	0.7	1.8	0.9	1.0	1.6	0.9	0.3
	12/31/08	0.5	0.6	0.7	0.8	1.0	0.3	0.4	0.2
≥ 90 days	06/30/09	0.04	—	—	0.2	0.3	—	—	—
	12/31/08	0.1	0.2	0.4	—	—	0.1	—	—
Accruing past due over 90 days	06/30/09	$2,153	163	—	1,797	1,797	193	—	—
	12/31/08	6,918	6,298	4,808	—	—	620	—	—
Nonperforming loans	06/30/09	351,397	260,062	34,334	39,294	35,204	26,618	6,678	16,745
	12/31/08	60,530	13,746	12,297	27,372	27,372	15,832	110	3,469

Total 1-4 family properties
Balance outstanding	06/30/09	$4,393,608	2,316,042	877,241	520,723	385,224	892,330	125,481	539,032
% of total CRE		36.9%	34.7	37.9	31.4	29.2	49.1	31.9	39.2
% of loan type		100.0	52.6	20.0	11.9	8.8	20.3	2.9	12.3
Delinquency rates(1):
30-89 days	06/30/09	1.9%	2.5	4.1	1.6	0.6	1.2	0.4	0.9
	12/31/08	2.4	3.0	4.7	4.2	3.6	0.9	0.4	0.5
≥ 90 days	06/30/09	0.2	0.1	0.2	0.1	0.1	0.5	—	0.1
	12/31/08	0.2	0.3	0.4	—	—	—	—	—
Accruing past due over 90 days	06/30/09	$8,160	2,861	2,085	432	274	4,302	—	565
	12/31/08	9,780	9,039	5,520	183	47	460	58	40
Nonperforming loans	06/30/09	651,982	437,093	251,070	79,259	65,479	100,345	18,033	17,252
	12/31/08	539,782	420,203	240,600	55,928	51,444	20,410	11,576	31,665

Land acquisition
Balance outstanding	06/30/09	$1,619,395	1,005,881	426,121	262,698	225,930	209,646	23,939	117,231
% of total CRE		13.6%	15.1	18.4	15.8	17.2	11.5	6.1	8.5
% of loan type		100.0	62.1	26.3	16.2	14.0	13.0	1.5	7.2
Delinquency rates(1):
30-89 days	06/30/09	1.6%	1.9	2.3	1.2	0.9	1.4	1.0	0.4
	12/31/08	2.0	2.7	3.0	1.5	1.6	0.3	—	0.5
≥ 90 days	06/30/09	0.1	0.1	0.1	0.1	0.1	—	—	—
	12/31/08	—	—	—	—	—	—	—	—
Accruing past due over 90 days	06/30/09	$810	574	255	236	236	—	—	—
	12/31/08	299	281	157	—	—	18	—	—
Nonperforming loans	06/30/09	188,919	126,423	83,703	28,042	28,042	27,910	3,979	2,565
	12/31/08	106,865	75,014	57,708	23,876	23,078	1,726	2,425	3,824

Total commercial real estate
Balance outstanding	6/30/09	$11,910,028	6,768,673	2,283,510	1,634,898	1,297,763	1,796,761	378,781	1,330,916
% of total CRE		100.0%
% of loan type		100.0	56.8	19.2	13.7	10.9	15.1	3.2	11.2
Delinquency rates(1):
30-89 days	06/30/09	1.3%	1.5	2.8	1.1	0.9	1.4	0.7	0.5
	12/31/08	1.5	1.9	2.9	2.1	2.0	0.6	0.4	0.3
≥ 90 days	06/30/09	0.1	0.1	0.1	0.1	0.2	0.2	—	—
	12/31/08	0.1	0.2	0.4	—	—	0.1	—	—
Accruing past due over 90 days	06/30/09	$11,123	3,598	2,340	2,465	2,307	4,495	—	565
	12/31/08	16,997	15,618	10,485	183	47	1,098	58	40
Nonperforming loans	06/30/09	1,192,298	823,578	369,107	146,595	128,725	156,873	28,691	36,562
	12/31/08	707,176	508,963	310,605	107,176	101,894	37,968	14,111	38,958

(1)    Excludes non-accruing loans.

The following table shows the composition of the loan portfolio and non-performing loans (classified by loan type) as of June 30, 2009:

				% of
			Total	Total
		% of	Non-	Non-
(dollars in thousands)		Total Loans	Performing	Performing
Loan Type	Total Loans	Outstanding	Loans	Loans
Multi-family	$838,795	3.0%	$23,050	1.5%
Hotels	1,026,163	3.7	236,087	15.8
Office buildings	1,110,896	4.0	19,691	1.3
Shopping centers	1,084,080	3.9	5,820	0.4
Commercial development	735,834	2.7	44,373	3.0
Warehouses	491,944	1.8	5,729	0.4
Other investment property	609,313	2.2	16,647	1.1

Total Investment Properties	5,897,025	21.3	351,397	23.5

1-4 family construction	1,224,446	4.4	237,244	15.9
1-4 family perm/mini-perm	1,429,916	5.2	83,663	5.6
Residential development	1,739,246	6.3	331,075	22.2

Total 1-4 Family Properties	4,393,608	15.9	651,982	43.7

Land Acquisition	1,619,395	5.9	188,919	12.7

Total Commercial Real Estate	11,910,028	43.1	1,192,298	79.9

Commercial, financial, and agricultural	6,545,088	23.7	158,720	10.7
Owner-occupied	4,829,805	17.5	68,913	4.6

Total Commercial and Industrial Loans	11,374,893	41.2	227,633	15.3

Home equity	1,729,528	6.3	16,121	1.1
Consumer mortgages	1,725,223	6.3	47,365	3.2
Credit card	288,349	1.0	—	—
Other retail loans	586,029	2.2	6,850	0.5

Total Retail	4,329,129	15.8	70,336	4.8

Unearned Income	(28,309)	(0.1)	—	—

Total	$27,585,741	100.0%	$1,490,267	100.0%

Deposits
The following table presents the composition of deposits:

	June 30,	December 31,	June 30,
(in thousands)	2009	2008	2008
Non-interest bearing demand deposit accounts	$3,861,782	3,563,619	3,553,342
Money market accounts	7,823,494	8,094,452	7,804,168
National market brokered money market accounts	1,547,323	1,985,465	1,019,501
NOW accounts	3,364,067	3,359,410	3,247,978
Savings accounts	479,329	437,656	459,888
Time deposits	11,895,142	13,162,042	10,962,976
National market brokered time deposits	3,447,318	4,352,614	3,567,801

Total deposits	$27,423,814	28,617,179	26,028,352

Core deposits (1)	$22,429,173	22,279,100	21,441,050

(1)	Core deposits include total deposits less national market brokered deposits. See reconciliation of non-GAAP financial measures on page 75.

Total deposits at June 30, 2009 were $27.4 billion, a decrease of $1.19 billion, or 8.4% annualized, compared to December 31, 2008, and an increase of $1.40 billion, or 5.4%, compared to June 30, 2008. Core deposits (total deposits excluding national market brokered deposits) increased $150.1 million, or 1.4% annualized, compared to December 31, 2008, and increased $988.1 million, or 4.6%, compared to June 30, 2008. The year over year increase was primarily related to growth within total core time deposits, which increased $0.9 billion, or 8.5%, and demand deposit accounts, which increased $308.4 million, or 8.7%.
Because of its multiple charter structure, Synovus has the unique ability to offer certain shared deposit products (Synovus® Shared Deposit). Synovus’ Shared CD and Money Market accounts provide customers up to $7.5 million in FDIC insurance per individual account by spreading deposits across its 30 separately-chartered banks. Shared deposit products totaled $1.92 billion at June 30, 2009 as compared to $1.74 billion at December 31, 2008 and $303.4 million at June 30, 2008. These products were the primary driver of the year over year time deposit growth.
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
Due to the significant turmoil in financial markets during the second half of 2008, national market brokered deposits became more attractive to financial market participants and investors as an FDIC insured alternative to money market and other investment accounts. Synovus grew this funding source as demand for these products increased during the second half of 2008, but has reduced its dependence on funding from these products through normal run off during the six months ended June 30, 2009. National market brokered deposits were $4.99 billion at June 30, 2009 as compared to $6.34 billion at December 31, 2008 and $4.59 billion at June 30, 2008.
Capital Resources and Liquidity
Synovus has always placed great emphasis on maintaining a solid capital base and continues to exceed regulatory capital requirements for well capitalized financial institutions. Management is committed to maintaining a capital level sufficient to assure shareholders, customers, and regulators that Synovus is financially sound, and to enable Synovus to provide a desirable level of long-term profitability. Based on internal calculations and previous regulatory exams, each of Synovus’ subsidiary banks is currently in compliance with regulatory capital guidelines and is considered well capitalized.
The following table presents certain ratios used to measure Synovus’ capitalization:

	June 30,	March 31,	December 31,
(in thousands)	2009	2009	2008
Tier 1 capital	$2,862,225	3,454,987	3,602,848
Tier 1 common equity	1,928,370	2,523,119	2,673,055
Total risk-based capital	3,836,405	4,440,573	4,674,476
Tier 1 capital ratio	9.53%	11.06	11.22
Tier 1 common equity ratio	6.42	8.08	8.33
Total risk-based capital to risk-weighted assets ratio	12.77	14.22	14.56
Leverage ratio	8.25	9.88	10.28
Equity to assets ratio	8.89	10.63	10.67
Tangible common equity to tangible assets ratio (1)	6.05	7.80	7.95
Tangible common equity to risk-weighted assets (1)	6.90	8.61	8.84

(1)	See reconciliation of non-GAAP Financial Measures on page 75.
Since the third quarter of 2007, the credit markets (particularly residential and commercial development real estate markets) have experienced severe difficulties and worsened economic conditions. Continued credit deterioration and any resulting increases in non-performing assets and the allowance for loan losses could adversely impact our liquidity position and capital ratios and require us to seek additional capital. Synovus issued $967.9 million of Series A Preferred Stock in December 2008 as part of the U.S. Treasury Capital Purchase Program (CPP) which has strengthened Synovus’ capital.
On May 7, 2009, the Federal Reserve Board announced the results of the Supervisory Capital Assessment Program (“SCAP”), commonly referred to as the “stress test,” of the capital needs through the end of 2010 of the nineteen largest U.S. bank holding companies. As a result of the SCAP, a number of the bank holding companies reviewed as part of the SCAP were required, or voluntarily chose, to raise additional Tier 1 capital, particularly common equity. Following the release of the SCAP results, bank holding companies that were not part of the SCAP, such as Synovus, have faced significant speculation as to the results of the stress tests performed on the largest 19 financial institutions and the hypothetical results if the stress test methodology if it was applied to other financial institutions, including regional banks smaller in size. Under the SCAP methodology, financial institutions were required to maintain Tier 1 common equity at or above 4% of risk weighted assets. This additional common equity is intended to serve as a buffer against higher losses than generally expected, and allow such bank holding companies to remain well capitalized and able to lend to creditworthy borrowers should such losses materialize. Synovus’ management conducted an analysis of Synovus’ capital position using certain aspects of the SCAP methodology but applying Synovus’ own assumptions relating to certain economic factors and credit conditions. Based on this analysis, management presently believes that Synovus would be able to comply with this 4% regulatory capital threshold using internally generated sources of capital. However, if economic conditions or other factors worsen to a greater degree than the assumptions underlying Synovus’ internal assessment of its capital position, or if there are opportunities for Synovus to undertake one or more transactions that potentially would be accretive to Synovus’ capital and/or liquidity position, then Synovus may seek additional capital from external sources, or enter into such other transactions.
Synovus’ management, operating under liquidity and funding policies approved by the Board of Directors, actively analyzes and manages the liquidity position in coordination with the subsidiary banks. Synovus generates liquidity through maturities and repayments of loans by customers, deposit growth and access to sources of funds other than deposits. Management must ensure that adequate liquidity, at a reasonable cost, is available to meet the cash flow needs of depositors, borrowers, and creditors. Management constantly monitors and maintains appropriate levels of liquidity so as to provide adequate funding sources to meet estimated customer deposit withdrawals and future loan requests. Liquidity is also enhanced by the acquisition of new deposits. The subsidiary banks monitor deposit flows and evaluate alternate pricing structures in an effort to retain and grow deposits. In the current market environment, customer confidence is a critical element in growing and retaining deposits. In this regard, Synovus subsidiary banks’ asset quality could play a larger role in the stability of our deposit base. In the event asset quality declined significantly from its current level, the ability to grow and retain deposits could be diminished, which in turn could reduce deposits as a liquidity source.
Synovus subsidiary banks also generate liquidity through the national deposit markets. These subsidiary banks issue longer-term certificates of deposit across a broad geographic base to increase their liquidity and funding positions. Selected Synovus subsidiary banks have the capacity to access funding through their membership in the Federal Home Loan Bank System. At June 30, 2009, most Synovus subsidiary banks had access to incremental funding, subject to available collateral and Federal Home Loan Bank credit policies, through utilization of Federal Home Loan Bank advances.
Synovus Financial Corp., as the holding company (Parent Company), requires cash for various operating needs including payment of dividends to shareholders, capital infusions into subsidiaries, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent Company is dividends from the subsidiary banks, which are governed by certain rules and regulations of various state and federal banking regulatory agencies. Dividends from subsidiaries in 2009 will be significantly lower than those received in previous years. Should Synovus’ subsidiaries require additional capital resources, either due to asset growth or realized losses, the Parent Company may be required to provide capital infusions to these subsidiaries. During 2009, Synovus has been required to provide capital to certain subsidiaries and expects to continue to do so in the second half of 2009. In addition, current market conditions and dividends on the Series A Preferred Stock will likely continue to put additional pressure on liquidity. The Parent Company has historically enjoyed a solid reputation and credit standing in the capital markets and historically has been able to raise funds in the form of either short or long-term borrowings or equity issuances. Given the weakened economy, current market conditions, and our recent credit ratings downgrades, there is no assurance that the Parent Company will, if it chooses to do so, be able to obtain new borrowings or issue additional equity on terms that are satisfactory. See Part II — Item 1A — Risk Factors — “We may be unable to receive dividends from our subsidiary banks, and we may be required to contribute capital to those banks, which could adversely affect our liquidity and cause us to raise capital on terms that are unfavorable to us.” Due to these factors, Synovus is currently maintaining a cash position in excess of normal levels. Synovus is also evaluating additional capital and cash management strategies including the potential sale of selected assets. While liquidity is an ongoing challenge for all financial institutions, Synovus believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs.
The consolidated statements of cash flows detail cash flows from operating, investing, and financing activities. For the six months ended June 30, 2009, operating activities provided net cash of $169.7 million, investing activities provided $362.2 million, and financing activities used $613.5 million, resulting in a decrease in cash and due from banks of $81.6 million.

Earning Assets, Sources of Funds, and Net Interest Income
Average total assets for the first six months of 2009 were $35.01 billion, an increase of 4.7% compared to the first six months of 2008. Average earning assets increased 5.3% in the first six months of 2009 compared to the same period in 2008, and represented 91.8% of average total assets. Average deposits increased $2.74 billion, average long-term debt increased $38.4 million, and average shareholders’ equity increased $148.1 million for the six months ended June 30, 2009 as compared to the same period last year. Average investment securities (available for sale and trading securities) decreased $44.8 million for the first six months of 2009 as compared to the same period in 2008. The primary components of earning asset growth were a $868.2 million increase in federal funds sold, balances held with the Federal Reserve, and securities purchased under resale agreements, $600.3 million growth in average net loans, and a $119.1 million increase in mortgage loans held for sale. Additionally, the growth in funding sources discussed above permitted a $1.32 billion reduction in average federal funds purchased.
Net interest income for the six months ended June 30, 2009 was $499.8 million, a decrease of $52.2 million, or 9.5%, compared to $552.1 million for the six months ended June 30, 2008. Net interest income for the three months ended June 30, 2009 was $256.6 million, a decrease of $16.8 million, or 6.1%, compared to $273.4 million for the three months ended June 30, 2008.
The net interest margin for the six months ended June 30, 2009 was 3.15%, down 49 basis points from 3.64% for the six months ended June 30, 2008. Compared to the six months ended June 30, 2008, earning asset yields decreased by 148 basis points. Loan yields declined by 155 basis points, primarily due to a 240 basis point decline in the average prime rate and higher levels of nonperforming loans and interest charge-offs. The decline in earning asset yields was partially offset by a 99 basis point decline in the effective cost of funds. The most significant decrease in funding costs was federal funds purchased and other short term liabilities, which declined by 213 basis points and national market money market accounts, which declined by 218 basis points.
On a sequential quarter basis, net interest income increased by $13.4 million, while the net interest margin increased 18 basis points to 3.23%. The increase was primarily due to a continued focus on improving loan pricing and the downward repricing of maturing certificates of deposit. Yields on earning assets decreased by 1 basis point as loan yields decreased by 5 basis points. This decrease was due to a higher level of non-performing loans and interest charge-offs, and paydowns on higher yielding fixed rate loans. The effective cost of funds decreased by 19 basis points. Effective cost of funds was positively impacted by the downward repricing of maturing certificates of deposit and continued declines in money market yields.
The direction of the margin during the remainder of 2009 could be significantly influenced by loan pricing trends, deposit pricing competition and trends in credit costs. Current expectations are for further margin improvement in the second half of 2009. The primary factors in this improvement should be additional downward repricing of maturing certificates of deposit and a continued emphasis in improving loan pricing performance.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below:

	2009		2008
	Second	First	Fourth	Third	Second
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Interest Earning Assets:
Taxable investment securities	$3,353,382	3,455,091	3,549,643	3,548,227	3,437,320
Yield	5.16%	5.22	4.94	5.06	5.16
Tax-exempt investment securities	$107,626	116,163	122,332	128,241	137,606
Yield	7.08%	6.91	6.79	6.74	7.34
Trading account assets	$19,984	22,580	29,727	30,584	26,531
Yield	5.57%	6.02	5.10	6.77	5.88
Commercial loans	$23,572,578	23,525,450	23,870,384	23,302,028	23,183,128
Yield	4.72%	4.77	5.46	5.78	5.96
Consumer loans	$4,335,897	4,353,580	4,347,332	4,267,477	4,115,130
Yield	5.38%	5.50	5.88	6.19	6.29
Allowance for loan losses	$(663,355)	(627,110)	(473,875)	(422,331)	(397,392)

Loans, net	$27,245,120	27,251,920	27,743,841	27,147,174	26,900,866
Yield	4.96%	5.01	5.63	5.95	6.12
Mortgage loans held for sale	$268,933	247,937	98,362	108,873	157,049
Yield	4.94%	5.46	5.96	6.91	5.86
Federal funds sold, due from Federal Reserve Bank and other short-term investments	$996,754	1,214,897	642,396	211,323	201,081
Yield	0.24%	0.31	0.60	1.88	1.83
Federal Home Loan Bank and Federal Reserve Bank Stock (1)	$132,346	117,205	121,994	122,088	119,061
Yield	0.54%	0.66	0.20	3.61	5.71

Total interest earning assets	$32,124,145	32,425,793	32,308,295	31,296,510	30,979,514
Yield	4.83%	4.84	5.44	5.81	5.96

Interest Bearing Liabilities:
Interest bearing demand deposits	$3,582,954	3,602,371	3,201,355	3,076,447	3,154,884
Rate	0.45%	0.49	0.80	1.07	1.10
Money market accounts	$6,241,764	6,272,015	6,129,751	6,771,080	6,826,724
Rate	1.24%	1.30	1.80	2.19	2.15
Savings deposits	$477,752	452,206	442,623	457,526	461,970
Rate	0.15%	0.16	0.22	0.25	0.25
Time deposits under $100,000	$3,126,984	3,222,601	3,264,401	3,055,465	2,814,714
Rate	3.13%	3.41	3.64	3.69	3.97
Time deposits over $100,000	$5,355,736	5,555,084	5,386,772	4,731,468	4,316,454
Rate	3.04%	3.31	3.63	3.79	4.09
National market brokered money market accounts	$1,885,214	2,073,734	1,982,179	1,271,113	1,082,008
Rate	0.75%	0.82	1.27	2.27	2.54
National market brokered time deposits	$3,203,546	3,718,570	4,549,172	3,968,783	3,495,947
Rate	3.09%	3.38	3.70	3.61	3.64

Total interest bearing deposits	$23,873,950	24,896,581	24,956,253	23,331,882	22,152,701
Rate	1.96%	2.16	2.58	2.77	2.82
Federal funds purchased and other short-term liabilities	$1,166,785	578,717	876,330	1,459,097	2,302,986
Rate	0.36%	0.59	0.90	1.94	2.03
Long-term debt	$2,090,710	1,964,064	2,106,785	2,119,321	2,048,213
Rate	1.94%	2.07	3.44	3.32	3.44

Total interest bearing liabilities	$27,131,445	27,439,362	27,939,368	26,910,300	26,503,900
Rate	1.89%	2.11	2.59	2.77	2.80

Non-interest bearing demand deposits	$3,812,876	3,611,958	3,508,753	3,463,563	3,448,794

Net interest margin	3.23%	3.05	3.20	3.42	3.57

*	Yields and rates are annualized.

(1)	Included as a component of other assets on the accompanying balance sheet.

Yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the six months ended June 30, 2009 and 2008 are presented below:

	Six Months Ended June 30,
(dollars in thousands)	2009	2008
Interest Earning Assets:
Taxable investment securities	$3,403,956	3,404,324
Yield	5.19%	5.19
Tax-exempt investment securities	$111,871	146,007
Yield	6.99%	7.16
Trading account assets	$21,275	31,592
Yield	5.71%	6.40
Commercial loans	$23,549,144	22,973,543
Yield	4.74%	6.37
Consumer loans	$4,344,690	4,071,035
Yield	5.44%	6.70
Allowance for loan losses	$(645,333)	(389,544)

Loans, net	$27,248,501	26,655,034
Yield	4.98%	6.53
Mortgage loans held for sale	$258,493	139,427
Yield	5.19%	5.75
Federal funds sold, due from Federal Reserve Bank and other short-term investments	$1,105,223	164,731
Yield	0.28%	2.40
Federal Home Loan Bank and Federal Reserve Bank stock (1)	$124,817	116,551
Yield	0.59%	5.76

Total interest earning assets	$32,274,136	30,657,666
Yield	4.84%	6.32

Interest Bearing Liabilities:
Interest bearing demand deposits	$3,592,609	3,177,767
Rate	0.47%	1.33
Money market accounts	$6,256,806	6,922,184
Rate	1.27%	2.57
Savings deposits	$465,050	455,276
Rate	0.15%	0.27
Time deposits under $100,000	$3,174,528	2,796,239
Rate	3.27%	4.20
Time deposits over $100,000	$5,454,859	4,244,085
Rate	3.18%	4.38
National market brokered money market accounts	$1,978,953	968,595
Rate	0.79%	2.97
National market brokered time deposits	$3,459,636	3,398,312
Rate	3.25%	3.98

Total interest bearing deposits	$24,382,441	21,962,458
Rate	2.00%	3.01
Federal funds purchased and other short-term liabilities	$874,376	2,278,313
Rate	0.43%	2.56
Long-term debt	$2,027,737	1,989,312
Rate	1.98%	3.75

Total interest bearing liabilities	$27,284,554	26,230,083
Rate	2.00%	3.14

Non-interest bearing demand deposits	$3,712,972	3,393,450

Net interest margin	3.15%	3.64

*	Yields and rates are annualized.

(1)	Included as a component of other assets on the accompanying balance sheet.

The following table summarizes the components of net interest income for the six and three months ended June 30, 2009 and 2008, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Interest income	$770,885	962,020	384,491	458,140
Taxable-equivalent adjustment	2,399	2,311	1,219	1,134

Interest income, taxable equivalent	773,284	964,331	385,710	459,274
Interest expense	271,037	409,950	127,883	184,719

Net interest income, taxable equivalent	$502,247	554,381	257,827	274,555

Non-Interest Income
The following table summarizes non-interest income for the six and three months ended June 30, 2009 and 2008.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Service charges on deposit accounts	$58,401	54,461	29,702	26,070
Fiduciary and asset management fees	21,471	25,519	10,657	12,898
Brokerage and investment banking revenue	14,393	17,693	7,521	9,206
Mortgage banking income	23,912	13,847	14,590	5,686
Bankcard fees	26,436	26,417	13,755	14,198
Other fee income	16,412	21,266	8,722	10,081
Other non-interest income	19,122	28,798	6,450	13,373
Increase in fair value of private equity investments, net	8,090	4,946	8,090	—
Proceeds from sale of MasterCard shares	8,351	16,186	8,351	16,186
Proceeds from redemption of Visa shares	—	38,542	—	—

Total non-interest income	$196,588	247,675	107,838	107,698

Total non-interest income for the six months ended June 30, 2009 decreased $51.1 million, or 20.6%, and increased $140 thousand, or 0.1%, as compared to the six and three months ended June 30, 2008. Excluding the 2008 gain on redemption of Visa shares, the increase in fair value of private equity investments and the proceeds from sale of MasterCard shares in both 2009 and 2008, total non-interest income for the six and three months ended June 30, 2009 decreased $7.9 million, or 4.2%, and decreased $0.1 million, or 0.1% compared to same periods a year ago.
Service charges on deposit accounts, the single largest component of fee income, were $58.4 million and $29.7 million for the six and three months ended June 30, 2009, up 7.2% and 13.9% from the same periods in 2008. Service charges on deposit accounts consist of non-sufficient funds (NSF) fees (which represent 60.4% and 60.1% of the total for the six and three months ended June 30, 2009), account analysis fees, and all other service charges.
NSF fees for the six and three months ended June 30, 2009 were $35.3 million and $17.8 million, representing an increase of $793 thousand, or 2.3%, and $2.1 million, or 13.6%, respectively, compared to the same periods in 2008. Account analysis fees were $14.2 million and $7.0 million for the six and three months ended June 30, 2009, respectively, and increased $2.7 million, or 23.9%, and $858 thousand, or 14.0% compared to the same periods in the prior year. The increase in account analysis fees was primarily due to lower earnings credits on commercial demand deposit accounts. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $8.9 million and $4.9 million for the six and three months ended June 30, 2009, representing an increase of $404 thousand, or 4.8%, and $639 thousand, or 15.1%, respectively, compared to the same periods in 2008.
Financial management services revenues (which primarily consist of fiduciary and asset management fees, brokerage and investment banking revenue, and customer interest rate swap revenue which is included in other fee income) decreased 21.3% to $40.8 million for the six months ended June 30, 2009, and decreased 18.2% to $21.3 million for the three months ended June 30, 2009, as compared to the same periods in 2008. The decline in financial management services revenue for the six and three months ended June 30, 2009 was impacted by market factors, including weakness in the economy as well as the lower market value of assets under management.
Mortgage banking income increased $10.1 million, or 72.7%, for the six months ended June 30, 2009, and increased $8.9 million, or 156.6%, for the three months ended June 30, 2009 as compared to the same periods in 2008. The increase primarily results from mortgage production, which increased $646.2 million, or 95.0%, and $298.0 million, or 87.3% for the six and three months ended June 30, 2009 compared to the same periods in the prior year. The increased mortgage production is principally related to a high volume of refinance business. The 2008 results for the three months ended March 31, 2008, include a $1.2 million increase in mortgage revenues due to the adoption of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings.”
Other fee income decreased $4.9 million and $1.4 million, or 22.8% and 13.5%, respectively, for the six and three months ended June 30, 2009 as compared to the same periods in 2008. The decreases for the six and three month periods are principally due to a decline in fees associated with customer interest rate swap transactions and letters of credit.
Other non-interest income decreased $9.7 million, or 33.6%, for the six months ended June 30, 2009 and decreased $6.9 million, or 51.8%, for the three months ended June 30, 2009 compared to the same periods in 2008. The decline in other non-interest income for the six and three months ended June 30, 2009 was primarily due to a decline in life insurance cash surrender value appreciation income.
During the three months ended June 30, 2009, Synovus sold the remainder of its MasterCard shares and recognized a pre-tax gain of $8.4 million as compared to a $16.2 million gain from the sale of MasterCard shares for the three months ended June 30, 2008. During the three months ended March 31, 2008, Synovus recognized a pre-tax gain of $38.5 million on redemption of a portion of its membership interest in Visa, Inc. as a result of the Visa IPO. For further discussion of Visa, see the section titled “Visa, Inc. Initial Public Offering and Litigation Expense” above and the section titled “Non-Interest Expense” below.

Non-Interest Expense
The following table summarizes non-interest expense for the six and three months ended June 30, 2009 and 2008.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Salaries and other personnel expense	$221,294	231,806	109,315	109,676
Net occupancy and equipment expense	62,374	61,337	30,727	31,126
FDIC insurance and other regulatory fees	43,060	12,250	30,061	6,172
Foreclosed real estate expense	218,734	21,558	172,404	13,677
Losses on other loans held for sale	1,095	9,944	1,160	9,944
Goodwill impairment	—	27,000	—	27,000
Professional fees	17,312	13,394	10,355	8,454
Restructuring charges	6,755	4,251	397	4,251
Other operating expenses	89,050	103,228	41,897	55,664
Visa litigation expense (recovery)	—	(17,430)	—	—

Total non-interest expense	$659,674	467,338	396,316	265,964

Non-interest expense increased by 41.2% and 49.0% for the six and three months ended June 30, 2009, compared to the same periods in the prior year. Fundamental non-interest expense (excluding other credit costs, FDIC insurance expense, restructuring charges, changes in the Visa litigation accrual, and goodwill impairment expense as shown in more detail on page 75 of this report) is down $23.7 million, or 5.8%, and $9.6 million, or 4.8% for the six and three months ended March 31, 2009.
For the six and three months ended June 30, 2009, salaries and other personnel expenses decreased by $10.5 million, or 4.5%, and $361 thousand, or 0.3% compared to the same periods in the prior year. The 2009 amounts reflect reductions in retirement and discretionary benefit accruals, and in the total number of employees. For 2009, no executive salary increases, cash bonuses, or equity grants will be made. Additionally, no merit increases are planned for non-executive employees. Total employees at June 30, 2009 were 6,465, down 411, or 6.0%, compared to December 31, 2008, and down 810, or 11.1%, compared to June 30, 2008. Net occupancy and equipment expense increased $1.0 million, or 1.7%, and decreased $399 thousand, or 1.3% for the six and three months ended June 30, 2009 compared to the same periods in the prior year.
Other credit costs, which include expenses associated with foreclosed real estate, losses on the sale of other loans held for sale, provision for losses on unfunded commitments and customer interest rate swaps, and other collection related expenses, increased $191.8 million to $230.6 million, and increased $146.6 million to $176.3 million for the six and three months ended June 30, 2009 compared to the same periods in the prior year. The increase in other credit costs is principally the result of heightened levels of foreclosures and assets obtained through foreclosure proceedings (primarily other real estate) as well as losses associated with disposal of foreclosed assets.
FDIC insurance expense increased $31.3 million to $40.6 million and increased $24.2 million to $28.9 million for the six and three months ended June 30, 2009 compared to the same periods in the prior year. The increase in FDIC insurance and other regulatory fees is primarily a result of the FDIC’s increase in base assessment rates at the beginning of 2009 as well as a $16.6 million special assessment in June 2009, which was assessed as 5 basis points of total assets minus Tier 1 capital. The current year increase in FDIC insurance expense is also a result of Synovus’

voluntary participation in the FDIC Temporary Liquidity Guarantee Program. This FDIC program allows Synovus to offer 100% deposit protection for non-interest bearing deposit transaction accounts regardless of dollar amount at FDIC-insured institutions.
Restructuring (severance) charges of $6.8 million and $400 thousand were recognized for the six and three months ended June 30, 2009.
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
Income Tax Expense
The effective tax rate for the second quarter 2009 was principally impacted by the recognition of a significant increase in the deferred tax assets valuation allowance. Other contributing factors were the level of exempt income earned relative to the overall level of pre-tax loss, restrictions imposed by state laws which prohibit net operating loss deductions from being applied in either past or future periods, the recognition of a valuation allowance for certain state deferred tax assets and changes in the level of income in various jurisdictions where Synovus operates, due to the income tax rates differing among such jurisdictions.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Income (loss) before income taxes	$(885,201)	147,742	(663,396)	21,539
Income tax (benefit) expense	(164,220)	52,952	(79,143)	9,302
Effective tax rate	(18.6%)	35.8%	(11.9%)	43.2%
During the three months ended June 30, 2009, Synovus performed its quarterly assessment of net deferred tax assets. Under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), companies are required to assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the increased credit losses, Synovus is now in a three-year cumulative pre-tax loss position as of June 30, 2009. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset which is difficult to overcome. Synovus did not consider future taxable income in determining the realizability of its deferred tax assets. Synovus’ estimate of the realization of its deferred tax assets was solely based on future reversals of existing taxable temporary differences, taxable income in prior carry back years, and tax planning strategies. This resulted in an increase to the deferred tax asset valuation allowance of approximately $173 million during the three months ended June 30, 2009. The increase in the valuation allowance was recorded through an adjustment to the estimated annual effective tax rate. Based on current projections, Synovus estimates that the effective tax rate for the second half of 2009 will remain at approximately the same level as the actual effective tax rate for the first half of 2009 (18.7%). While there are many factors that could impact the actual effective tax rate, a significant factor is management’s projection of the pre-tax loss for the year. If the projected pre-tax losses vary significantly from current estimates, the actual effective tax rate could vary significantly.
A reconciliation of the beginning and ending amount of valuation allowance recorded against deferred tax assets is as follows:

(in thousands)	2009	2008
Balance at January 1	$5,068	—
Increase for three months ended March 31	3,327	1,221
Increase for the three months ended June 30	173,424	767

Balance at June 30	$181,819	1,988

Dividends
The following table presents information regarding dividends declared on Synovus’ common stock during the six months ended June 30, 2009 and the twelve months ended December 31, 2008.

2009			2008
		Per Share			Per Share
Date Declared	Date Paid	Amount	Date Declared	Date Paid	Amount
March 10, 2009	April 1, 2009	$0.0100	March 10, 2008	April 1, 2008	$0.1700
June 10, 2009	July 1, 2009	0.0100	June 9, 2008	July 1, 2008	0.1700
			September 10, 2009	October 1, 2008	0.0600
			December 9, 2008	January 2, 2009	0.0600
On September 10, 2008, Synovus announced that its Board of Directors had voted to reduce its dividend by 65% to $0.06 per share to further strengthen Synovus’ financial position by preserving its capital base. On March 10, 2009, Synovus announced that its Board of Directors voted to further reduce it dividend by 83% to $0.01 per share to enable Synovus to further preserve its capital base. Management closely monitors trends and developments in credit quality, liquidity (including dividends from subsidiaries, which are expected to be significantly lower than those received in previous years), financial markets and other economic trends, as well as regulatory requirements, all of which impact Synovus’ capital position, and will continue to periodically review dividend levels to determine if they are appropriate in light of these factors.
In addition to dividends paid on its common stock, Synovus paid dividends of $19.6 million and $12.1 million, to the Treasury on our Series A Preferred Stock during the six and three months ended June 30, 2009 and March 31, 2009, respectively. There were no dividends paid during 2008 on the Series A Preferred Stock, which was issued on December 19, 2008.
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
Synovus’ ability to pay dividends is dependent upon dividends and distributions to the Parent Company from its banking and non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities. Dividends from subsidiaries in 2009 will be significantly lower than those received in previous years. In addition, the Federal Reserve Board also has supervisory authority that may limit Synovus’ ability to pay dividends on its capital stock under certain circumstances. Based on guidance issued by the Federal Reserve Board on February 24, 2009 and revised on March 27, 2009, Synovus must inform and consult with the Federal Reserve Board prior to declaring and paying any future dividends.
Recently Issued Accounting Standards
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, “Accounting for Transfers of Financial Assets” (SFAS 140), and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to qualifying special-purpose entities. SFAS 166 clarifies that the objective of paragraph 9 of SFAS 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. SFAS 166 modifies the financial-components approach used in SFAS 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement. The special provisions of SFAS 140 and SFAS No. 65, “Accounting for Certain Mortgage Banking Activities” (SFAS 65), for guaranteed mortgage securitizations are removed to require those securitizations to be treated the same as any other transfer of financial assets within the scope of SFAS 140, as amended by this SFAS 166. If the transfer does not meet the requirements for sale accounting, the securitized mortgage loans should continue to be classified as loans in the transferor’s statement of financial position. SFAS 166 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The provisions of this statement are effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early application is prohibited. Synovus is currently evaluating the impact of SFAS 166, but does not presently expect that the provisions of SFAS 166 will have a material impact on its financial position, results of operations and cash flows.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). The FASB expects SFAS 167 to improve financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46), as a result of the elimination of the qualifying special-purpose entity concept in FASB 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under FIN 46 do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15,

2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Synovus does not expect that the provisions of SFAS 167 will have a material impact on its financial position, results of operations and cash flows.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (SFAS 168). The FASB Accounting Standards Codification™ (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Synovus does not expect that the provisions of SFAS 168 will have a material impact on its financial position, results of operations and cash flows.

Non-GAAP Financial Measures
Presentation of the tangible common equity to tangible assets ratio and the tangible common equity to risk-weighted assets ratio, core deposits, pre-tax pre-credit costs income, and fundamental non-interest expense are non-Generally Accepted Accounting Principles (non-GAAP) financial measures. The most comparable GAAP measures are the equity to total assets ratio, total deposits, pre-tax income (loss), and total non-interest expense. The following table illustrates the method of calculating these non-GAAP financial measures:
Reconciliation of Non-GAAP Financial Measures

	June 30,	December 31,	June 30,
(dollars in thousands)	2009	2008	2008

Total risk-weighted assets	$30,037,167	32,106,501	32,455,002

Total assets	$34,349,670	35,786,270	34,227,301
Goodwill	(39,280)	(39,521)	(492,138)
Other intangible assets, net	(18,914)	(21,266)	(24,860)

Tangible assets	$34,291,476	35,725,483	33,710,303

Total equity	$3,055,163	3,819,507	3,452,683
Goodwill	(39,280)	(39,521)	(492,138)
Other intangible assets, net	(18,914)	(21,266)	(24,860)
Cumulative perpetual preferred stock	(923,855)	(919,635)	—

Tangible common equity	$2,073,114	2,839,085	2,935,685

Tangible common equity to tangible assets	6.05%	7.95	8.71
Tangible common equity to risk-weighted assets	6.90%	8.84	9.05

Total deposits	$27,423,814	28,617,179	26,028,352
National market brokered deposits	(4,994,641)	(6,338,079)	(4,587,302)

Core deposits	$22,429,173	22,279,100	21,441,050

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Income (loss) before income taxes	$(885,201)	147,742	(663,396)	21,539
Add: Provision for losses on loans	921,963	184,665	631,526	93,616
Add: Other credit costs (1)	230,585	38,828	176,308	29,686
Add: Goodwill impairment	—	27,000	—	27,000
Add: Restructuring costs	6,755	4,251	397	4,251
Add (Subtract) Visa litigation settlement expense (recovery)	—	(17,430)	—	—

Pre-tax pre-credit costs income	$274,102	385,056	144,835	176,092

Total non-interest expense	$659,674	467,338	396,316	265,964
Other credit costs	(230,585)	(38,829)	(176,308)	(29,686)
FDIC insurance expense	(40,585)	(9,242)	(28,915)	(4,743)
Restructuring charges	(6,755)	(4,251)	(397)	(4,251)
Visa litigation recovery	—	17,430	—	—
Goodwill impairment expense	—	(27,000)	—	(27,000)

Fundamental non-interest expense	$381,749	405,446	190,696	200,284

Reconciliation of Non-GAAP Financial Measures

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2009	2008	2009	2008

Other credit costs:
Foreclosed real estate expenses	$218,734	21,558	172,404	13,677
Loss on sale of impaired loans	1,095	9,944	1,160	9,944
Reserve for unfunded commitments(1)	(3,423)	4,067	(622)	4,067
Reserve for customer interest rate swap agreements(1)	8,755	—	833	—
Loan collection expenses(1)	4,309	2,832	2,159	1,648
Appraisal and recording expenses(1)	1,115	428	374	350

Total other credit costs	$230,585	38,829	176,308	29,686

(1)	Components of other operating expenses on the consolidated statements of income.
Management uses these non-GAAP financial measures to assess the performance of Synovus’ core business and the strength of its capital position. Synovus believes that the above non-GAAP financial measures provide meaningful information to assist investors in evaluating Synovus’ operating results, financial strength, and capitalization. The non-GAAP measures should be considered as (a) additional views of the way Synovus’ financial measures are affected by significant charges for credit costs and goodwill impairment, and (b) additional views of the strength of Synovus’ tangible capitalization using the non-GAAP financial ratios, tangible common equity to tangible assets and tangible common equity to risk-weighted assets. Total risk-weighted assets is a required measure used by banks and financial institutions in reporting regulatory capital and regulatory capital ratios to Federal and state regulatory agencies. Tangible common equity to tangible assets and tangible common equity to risk-weighted assets are non-GAAP financial measures utilized by many investors and investment analysts to evaluate the financial strength and capitalization of banks and financial institutions. Core deposits is a measure used by management and investment analysts to evaluate organic growth of deposits and the quality of deposits as a funding source. Pre-tax pre-credit costs income is a measure used by management to evaluate core operating results exclusive of credit costs as well as certain non-core expenses such as goodwill impairment charges, restructuring charges, and Visa litigation expense (benefit). Fundamental non-interest expense is a measure utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs.

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
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0% to .25%. Due to short-term interest rates being at or near 0% at this time, only rising rate scenarios have been modeled. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points to determine the sensitivity of net interest income for the next twelve months. As of the end of the second quarter, the interest rate sensitivity of Synovus has not significantly changed as compared to December 31, 2008. Synovus continues to maintain a moderately asset sensitive position which would be expected to benefit net interest income in a rising interest rate environment. Several factors could serve to diminish this asset sensitivity, the primary of which would be an increase in the level of deposit pricing competition. The following table represents the estimated sensitivity of net interest income to these changes in short term interest rates at June 30, 2009, with comparable information for December 31, 2008.

	Estimated % Change in Net Interest Income
Change in Short-Term	as Compared to Unchanged Rates
Interest Rates	(for the next twelve months)
(in basis points)	June 30, 2009	December 31, 2008
+ 200	1.7%	3.9%
+ 100	0.8%	0.9%
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

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
Synovus and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of its business. In the ordinary course of business, Synovus and its subsidiaries are also subject to regulatory examinations, information gathering requests, inquiries and investigations. Synovus establishes accruals for litigation and regulatory matters when those matters present loss contingencies that Synovus determines to be both probable and reasonably estimable. In the pending regulatory matter described below, loss contingencies are not reasonably estimable in the view of management, and, accordingly, a reserve has not been established for this matter. Based on current knowledge, advice of counsel and available insurance coverage, management does not believe that the eventual outcome of pending litigation and/or regulatory matters, including the pending regulatory matters described below, will have a material adverse effect on Synovus’ consolidated financial condition, results of operations or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to Synovus’ results of operations for any particular period.
CompuCredit Litigation
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
CB&T and the FDIC also entered into an Order for Restitution pursuant to which CB&T agreed to establish and maintain an account in the amount of $7.5 million to ensure the availability of restitution with respect to categories of consumers, specified by the FDIC, who activated Aspire credit card accounts issued pursuant to the Affinity Agreement on or before May 31, 2005. The FDIC may require the account to be applied if, and to the extent that, CompuCredit defaults, in whole or in part, on its obligation to pay restitution to any consumers required under the settlement agreements CompuCredit entered into with the FDIC and the Federal Trade

Commission (FTC) on December 19, 2008. Those settlement agreements require CompuCredit to credit approximately $114 million to certain customer accounts that were opened between 2001 and 2005 and subsequently charged off or were closed with no purchase activity. CompuCredit has stated that this restitution involves mostly non-cash credits — in effect, reversals of amounts for which payments were never received. In addition, CompuCredit has stated that cash refunds to consumers are estimated to be approximately $3.7 million. This $7.5 million account represents a contingent liability of CB&T. At June 30, 2009, CB&T has not recorded a liability for this contingency.
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
Securities Class Action Litigation
On July 7, 2009, the City of Pompano Beach General Employees’ Retirement System filed suit against Synovus, and certain of Synovus’ current and former officers, in the United States District Court, Northern District of Georgia (Civil Action File No. 1 09-CV-1811) (the “Securities Class Action”) alleging, among other things, that Synovus and the named individual defendants misrepresented or failed to disclose material facts that artificially inflated Synovus’ stock price in violation of the federal securities laws. The plaintiffs in the Securities Class Action seek damages in an unspecified amount.
Synovus and the individual named defendants collectively intend to vigorously defend themselves against these allegations. Because the Securities Class Action was recently filed and there are significant uncertainties involved in any potential class action litigation, based upon information that presently is available to it, Synovus’ management team is unable to predict the outcome of the purported Securities Class Action and cannot currently reasonably determine the probability of a material adverse result or reasonably estimate a range of potential exposure, if any. Although the ultimate outcome of this lawsuit cannot be ascertained at this time, based upon information that presently is available to it, Synovus’ management team presently does not believe that the Securities Class Action, when resolved, will have a material adverse effect on Synovus’ consolidated financial condition, results of operations or cash flows.

ITEM 1A — RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and in Part II under the caption “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2009, which could materially affect our business, financial position, results of operations or cash flows or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing Synovus. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, results of operations or cash flows or future results.
Other than the risk factors set forth below, there were no material changes during the period covered by this Report to the risk factors previously disclosed in the Synovus’ Annual Report on Form 10-K for the year ended December 31, 2008 and Synovus’ Quarterly Report on Form 10-Q for the period ended March 31, 2009.
Further adverse changes in our credit rating could increase the cost of our funding from the capital markets.
During the second quarter of 2009, Moody’s Investors Service, Standard and Poor’s Ratings Services and Fitch Ratings downgraded Synovus’ long term debt to below investment grade. The ratings agencies regularly evaluate Synovus and certain of its subsidiary banks, and their ratings of long-term debt are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. In light of the continuing difficulties in the financial services industry and the housing and financial markets, there can be no assurance that Synovus will not receive additional adverse changes in its ratings, which could adversely affect the cost and other terms upon which Synovus is able to obtain funding.
Future losses may result in an additional valuation allowance to our deferred tax assets.
During the quarter ended June 30, 2009, Synovus incurred a charge of approximately $173 million to record an increase in its valuation allowance for deferred tax assets. See Note 14 — Income Taxes to the Unaudited Financial Statements in Part 1 of this report. Additional future losses will require Synovus to recognize an additional valuation allowance, which will adversely impact its results of operations.
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
We may be required to raise additional Tier 1 capital to comply with new regulatory standards adopted following the release of the results of the Supervisory Capital Assessment Program.
On May 7, 2009, the Federal Reserve Board announced the results of the Supervisory Capital Assessment Program (“SCAP”), commonly referred to as the “stress test,” of the capital needs through the end of 2010 of the nineteen largest U.S. bank holding companies. As a result of the SCAP, a number of the bank holding companies reviewed as part of the SCAP were required, or voluntarily chose, to raise additional Tier 1 capital, particularly common equity. Following the release of the SCAP results, bank holding companies that were not part of the SCAP, such as Synovus, have faced significant speculation as to the results of the stress tests performed on the largest 19 financial institutions and the hypothetical results if the stress test methodology if it was applied to other financial institutions, including regional banks smaller in size. Under the SCAP methodology, financial institutions were required to maintain Tier 1 common equity at or above 4% of risk weighted assets. This additional common equity is intended to serve as a buffer against higher losses than generally expected, and allow such bank holding companies to remain well capitalized and able to lend to creditworthy borrowers should such losses materialize. Synovus’ management conducted an analysis of Synovus’ capital position using certain aspects of the SCAP methodology but applying Synovus’ own assumptions relating to certain economic factors and credit conditions. Based on this analysis, management presently believes that Synovus would be able to comply with this 4% regulatory capital threshold using internally generated sources of capital. However, if economic conditions or other factors worsen to a greater degree than the assumptions underlying Synovus’ internal assessment of its capital position, or if there are opportunities for Synovus to undertake one or more transactions that potentially would be accretive to Synovus’ capital and/or liquidity position, then Synovus may seek additional capital from external sources, or enter into such other transactions.
We may be unable to receive dividends from our subsidiary banks, and we may be required to contribute capital to those banks, which could adversely affect our liquidity and cause us to raise capital on terms that are unfavorable to us.
The primary source of liquidity for Synovus Financial Corp., as the holding company, is dividends from subsidiary banks, which are governed by certain rules and regulations of various state and federal banking regulatory agencies. Dividends from subsidiaries in 2009 will be significantly lower than those received in previous years. In addition, should Synovus’ subsidiaries require additional capital, either due to asset growth or realized losses, Synovus may be required to provide capital infusions to these subsidiaries. During 2009, Synovus has been required to provide capital to certain subsidiaries and expects to continue to do so in the second half of 2009. In addition, current market conditions and required dividend payments on the Series A Preferred Stock will likely continue to put additional pressure on Synovus’ liquidity position. If these trends continue, Synovus may be forced to raise additional capital. Given the weakened economy, current market conditions and Synovus’ recent financial performance and related credit rating downgrades, Synovus may be unable to raise obtain new borrowings or issue equity on favorable terms, if at all. In addition, the terms of a potential equity offering would result in dilution to our existing shareholders. Also, Synovus may be unable to raise the amount of capital that it desires due to the limited number of shares of its common stock that currently remain authorized and available for issuances under its organizational documents.
We are a defendant in a purported federal securities class action lawsuit, and, if we are unable to prevail in this matter, then our business, operating results and financial condition would suffer.
On July 7, 2009, the City of Pompano Beach General Employees’ Retirement System filed suit against us in the United States District Court, Northern District of Georgia against Synovus and certain current and former executive officers alleging, among other things, that Synovus and the named defendants misrepresented or failed to disclose material facts that artificially inflated our stock price in violation of the federal securities laws. The plaintiffs in the suit seek damages in an unspecified amount. Synovus cannot at this time predict the outcome of this litigation or reasonably determine the probability of a material adverse result or reasonably estimate range of potential exposure, if any, that this litigation might have on us, our business, our financial condition or our results of operations, although such effects could be materially adverse. In addition, in the future, Synovus may need to record litigation reserves in respect of this litigation. Further, regardless of how this litigation proceeds, it could divert Synovus’ management’s attention and other resources away from operations and other affairs.

ITEM 2 — UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS
In prior periods, Synovus received previously owned shares of its common stock in payment of the exercise price of stock options and shares withheld to cover taxes on vesting for non-vested shares granted. No shares of Synovus common stock were delivered during the three months ended June 30, 2009.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual shareholders’ meeting was held on April 23, 2009. Following is a summary of the proposals that were submitted to the shareholders for approval and a tabulation of the votes with respect to each proposal.
Proposal I
The proposal was to elect as directors the eighteen nominees named in the proxy statement for Synovus’ 2009 Annual Meeting of Shareholders.

Nominee	Votes For	Votes Against	Abstentions
Daniel P. Amos	1,814,157,560	854,431,424	41,425,754
Richard E. Anthony	2,599,422,333	98,814,098	11,778,307
James H. Blanchard	2,621,889,813	80,627,779	7,497,136
Richard Y. Bradley	2,468,010,074	228,977,851	13,026,804
Frank W. Brumley	2,040,216,382	656,617,107	13,181,239
Elizabeth W. Camp	2,624,873,573	72,718,095	12,423,071
Gardiner W. Garrard, Jr.	2,580,815,532	116,019,913	13,179,294
T. Michael Goodrich	2,619,161,696	78,055,258	12,797,775
Frederick L. Green, III	2,616,021,975	80,503,762	13,489,001
V. Nathaniel Hansford	2,611,900,881	85,100,502	13,013,245
Mason H. Lampton	2,615,251,533	82,343,542	12,419,654
Elizabeth C. Ogie	2,623,781,881	74,175,320	12,057,527
H. Lynn Page	2,627,784,443	75,967,359	6,262,937
J. Neal Purcell	2,626,574,325	70,213,179	13,227,234
Melvin T. Stith	2,622,542,555	74,269,480	13,202,694
Philip W. Tomlinson	2,581,699,251	115,684,839	12,630,628
William B. Turner, Jr.	2,588,197,799	110,275,320	11,541,610
James D. Yancey	2,624,892,749	73,882,270	11,239,710
Proposal II
The proposal was to ratify the appointment of KPMG LLP as Synovus’ independent auditor for the fiscal year ended December 31, 2009.

	Votes For	Votes Against	Abstentions
Votes	2,644,624,251	50,337,861	15,052,637
Proposal III
The proposal was to approve the compensation of Synovus’ named executive officers as determined by the Compensation Committee.

	Votes For	Votes Against	Abstentions
Votes	2,518,781,279	171,536,831	19,696,629

ITEM 6 — EXHIBITS

(a) Exhibits	Description

3.1	Articles of Incorporation of Synovus, as amended, incorporated by reference to Exhibit 3.1 of Synovus’ Quarterly Report on Form 10- Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006

3.2	Articles of Amendment to Articles of Incorporation of Synovus incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 17, 2008

3.3	Articles of Amendment to Articles of Incorporation of Synovus establishing the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008

3.4	Articles of Amendment to Articles of Incorporation of Synovus establishing the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 3.2 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008

3.5	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.2 of Synovus’ Current Report on Form 8-K date December 17, 2008, as filed with the SEC on December 17, 2008

10.1	Synovus Financial Corp. Executive Salary Continuation Death Benefit Plan dated August 1, 2009

10.2	Summary of Board of Directors Compensation, as amended

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.
Date: August 10, 2009	BY:	/s/ Thomas J. Prescott
Thomas J. Prescott
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Synovus, as amended, incorporated by reference to Exhibit 3.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006

3.2	Articles of Amendment to Articles of Incorporation of Synovus incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 17, 2008

3.3	Articles of Amendment to Articles of Incorporation of Synovus establishing the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008

3.4	Articles of Amendment to Articles of Incorporation of Synovus establishing the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 3.2 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008

3.5	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.2 of Synovus’ Current Report on Form 8-K date December 17, 2008, as filed with the SEC on December 17, 2008

10.1	Synovus Financial Corp. Executive Salary Continuation Death Benefit Plan dated August 5, 2009

10.2	Summary of Board of Directors Compensation, as amended

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report