Form 10-Q
period 2009-09-30
SYNOVUS FINANCIAL CORP
filed 2009-11-09
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	October 31, 2009

Common Stock, $1.00 Par Value	480,386,221 shares

SYNOVUS FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
(In thousands, except share data)	2009	2008
ASSETS
Cash and due from banks	$401,778	524,327
Interest bearing funds with Federal Reserve Bank	2,822,577	1,206,168
Interest earning deposits with banks	12,771	10,805
Federal funds sold and securities purchased under resale agreements	180,194	388,197
Trading account assets	13,403	24,513
Mortgage loans held for sale, at fair value	112,115	133,637
Other loans held for sale	80,945	3,527
Investment securities available for sale, at fair value	3,298,815	3,770,022

Loans, net of unearned income	26,331,739	27,920,177
Allowance for loan losses	(918,468)	(598,301)

Loans, net	25,413,271	27,321,876

Premises and equipment, net	588,179	605,019
Goodwill	39,280	39,521
Other intangible assets, net	17,775	21,266
Other assets	1,629,377	1,737,391

Total assets	$34,610,480	35,786,269

LIABILITIES AND EQUITY
Liabilities:
Deposits:
Non-interest bearing deposits	$4,018,045	3,563,619
Interest bearing deposits ($— and $75,875 for certain callable brokered certificate of deposits at fair value as of September 30, 2009 and December 31, 2008)	24,036,146	25,053,560

Total deposits	28,054,191	28,617,179
Federal funds purchased and other short-term borrowings	1,030,520	725,869
Long-term debt	1,963,136	2,107,173
Other liabilities	389,034	516,541

Total liabilities	31,436,881	31,966,762

Equity:
Shareholders’ equity:
Cumulative perpetual preferred stock — no par value. Authorized 100,000,000 shares; outstanding 967,870 at September 30, 2009 and December 31, 2008	926,014	919,635
Common stock — $1.00 par value. Authorized 600,000,000 shares; issued 486,073,291 in 2009 and 336,010,941 in 2008; outstanding 480,387,653 in 2009 and 330,334,111 in 2008	486,073	336,011
Additional paid-in capital	1,591,374	1,165,875
Treasury stock, at cost — 5,685,638 shares in 2009 and 5,676,830 shares in 2008	(114,155)	(114,117)
Accumulated other comprehensive income	108,032	129,253
Retained earnings	139,322	1,350,501

Total shareholders’ equity	3,136,660	3,787,158
Noncontrolling interest in subsidiaries	36,939	32,349

Total equity	3,173,599	3,819,507

Total liabilities and equity	$34,610,480	35,786,269

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2009	2008	2009	2008
Interest income:
Loans, including fees	$1,002,846	1,269,010	330,667	405,142
Investment securities available for sale	131,904	137,724	42,051	46,682
Trading account assets	889	1,542	278	521
Mortgage loans held for sale	9,319	5,877	2,615	1,880
Federal funds sold and securities purchased under resale agreements	305	93	65	—
Interest on Federal Reserve balances	1926	2,834	936	960
Interest earning deposits with banks	316	163	8	38

Total interest income	1,147,505	1,417,243	376,620	455,223

Interest expense:
Deposits	359,577	505,340	110,568	162,613

Federal funds purchased and other short-term borrowings	3,013	36,602	1,126	7,123
Long-term debt	30,436	55,433	10,295	17,689

Total interest expense	393,026	597,375	121,989	187,425

Net interest income	754,479	819,868	254,631	267,798
Provision for losses on loans	1,418,485	336,016	496,522	151,351

Net interest income (expense) after provision for losses on loans	(664,006)	483,852	(241,891)	116,447

Non-interest income:
Service charges on deposit accounts	88,100	82,594	29,699	28,132
Fiduciary and asset management fees	32,714	37,612	11,244	12,095
Brokerage and investment banking income	21,440	25,591	7,047	7,898
Mortgage banking income	30,949	18,323	7,037	4,476
Bankcard fees	40,098	39,788	13,663	13,371
Net gains on sales of investment securities available for sale	14,730	—	14,730	—
Other fee income	24,145	30,039	7,733	8,773
Increase (decrease) in fair value of private equity investments, net	1,237	17,673	(6,853)	12,728
Proceeds from sale of MasterCard shares	8,351	16,186	—	—
Proceeds from redemption of Visa shares	—	38,542	—	—
Other non-interest income	25,620	40,282	6,497	11,482

Total non-interest income	287,384	346,630	90,797	98,955

Non-interest expense:
Salaries and other personnel expense	327,119	346,342	105,825	114,535
Net occupancy and equipment expense	93,910	93,188	31,537	31,852
FDIC insurance and other regulatory fees	58,401	18,210	15,341	5,960
Foreclosed real estate expense	320,171	64,764	101,437	43,205
Losses on other loans held for sale	1,703	9,944	608	—
Goodwill impairment	—	36,887	—	9,887
Professional fees	28,436	20,311	11,124	6,916
Visa litigation (recovery) expense	(4,067)	(11,082)	(4,067)	6,347
Restructuring charges	6,342	13,299	(413)	9,048
Other operating expenses	147,112	150,559	58,061	47,334

Total non-interest expense	979,127	742,422	319,453	275,084

Income (loss) before income taxes	(1,355,749)	88,060	(470,547)	(59,682)
Income tax expense (benefit)	(194,967)	28,741	(30,745)	(24,211)

Net income (loss)	(1,160,782)	59,319	(439,802)	(35,471)
Net income (loss) attributable to non-controlling interest	2,365	6,347	(255)	4,650

Net income (loss) attributable to controlling interest	(1,163,147)	52,972	(439,547)	(40,121)

Dividends and accretion of discount on preferred stock	42,675	—	14,258	—

Net income (loss) available to common shareholders	$(1,205,822)	52,972	(453,805)	(40,121)

Net income (loss) per share available to common shareholders:
Basic	$(3.60)	0.16	(1.32)	(0.12)

Diluted	(3.60)	0.16	(1.32)	(0.12)

Weighted average shares outstanding:
Basic	334,808	329,195	344,626	329,438

Diluted	334,808	331,317	344,626	329,438

Dividends declared per share	$0.03	0.40	0.01	0.06

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

					Accumulated
			Additional		Other		Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling
(in thousands, except per share data)	Stock	Stock	Capital	Stock	Income (Loss)	Earnings	Interest	Total
Balance at December 31, 2007	$—	335,529	1,101,209	(113,944)	31,439	2,087,357	—	3,441,590
Cumulative effect of adoption of ASC 715-60-35-177	—	—	—	—	—	(2,248)	—	(2,248)
Cumulative effect of adoption of ASC 825-10-25	—	—	—	—	—	58	—	58
Net Income	—	—	—	—	—	52,972	6,347	59,319
Other comprehensive income (loss), net of tax:
Net unrealized gain on cash flow hedges	—	—	—	—	4,289	—	—	4,289
Change in unrealized gains/losses on investment securities available for sale, net of reclassification adjustment	—	—	—	—	387	—	—	387
Amortization of postretirement unfunded health benefit	—	—	—	—	138	—	—	138

Other comprehensive income	—	—	—	—	4,814	—	—	4,814

Comprehensive income								64,133

Cash dividends declared — $0.40 per share	—	—	—	—	—	(132,100)	—	(132,100)
Treasury shares purchased	—	—	—	(173)	—	—	—	(173)
Issuance of non-vested stock, net of forfeitures	—	(26)	26	—	—	—	—	—
Share-based compensation expense	—	—	10,545	—	—	—	—	10,545
Stock options exercised	—	469	2,556	—	—	—	—	3,025
Share-based compensation tax benefit	—	—	(206)	—	—	—	—	(206)
Change in ownership at majority-owned subsidiary	—	—	—	—	—	—	24,259	24,259

Balance at September 30, 2008	$—	335,972	1,114,130	(114,117)	36,253	2,006,039	30,606	3,408,883

Balance at December 31, 2008	$919,635	336,011	1,165,875	(114,117)	129,253	1,350,501	32,349	3,819,507
Net income (loss)	—	—	—	—	—	(1,163,147)	2,365	(1,160,782)
Other comprehensive income (loss), net of tax:
Net unrealized loss on cash flow hedges	—	—	—	—	(14,995)	—	—	(14,995)
Change in unrealized gains/losses on investment securities available for sale, net of reclassification adjustment	—	—	—	—	(6,364)	—	—	(6,364)
Amortization of postretirement unfunded health benefit	—	—	—		138		—	138

Other comprehensive loss	—	—	—	—	(21,221)	—	—	(21,221)

Comprehensive loss								(1,182,003)

Cash dividends declared on common stock — $0.03 per share	—	—	—	—	—	(9,926)	—	(9,926)
Cash dividends paid on preferred stock — $32.77 per share	—	—	—	—	—	(31,725)	—	(31,725)
Accretion of discount on preferred stock	6,379	—	—	—	—	(6,379)	—	—
Issuance of common stock, net of issuance costs	—	150,000	420,930	—	—	—	—	570,930
Treasury shares purchased	—	—	—	(38)	—	—	—	(38)
Issuance of non-vested stock, net of forfeitures	—	(31)	31	—	—	—	—	—
Restricted share unit activity	—	39	(37)	—	—	(2)	—	—
Share-based compensation expense	—	—	6,855	—	—	—	—	6,855
Stock options exercised	—	54	242	—	—	—	—	296
Share-based compensation tax deficiency	—	—	(2,722)	—	—	—	—	(2,722)
Change in ownership at majority-owned subsidiary	—	—	200	—	—	—	2,225	2,425

Balance at September 30, 2009	$926,014	486,073	1,591,374	(114,155)	108,032	139,322	36,939	3,173,599

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2009	2008
Operating activities:
Net income (loss)	$(1,160,782)	59,319
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for losses on loans	1,418,485	336,016
Depreciation, amortization and accretion, net	34,114	42,471
Goodwill impairment	—	36,887
Equity in loss of equity method investments	—	(1,639)
Deferred tax (benefit) expense	155,655	(19,407)
Decrease in interest receivable	38,067	61,684
Decrease in interest payable	(34,393)	(23,423)
Decrease (increase) in trading account assets	11,110	(84,086)
Originations and purchase of mortgage loans held for sale	(1,628,466)	(858,110)
Proceeds from sales of mortgage loans held for sale	1,660,744	912,204
Gain on sale of mortgage loans held for sale	(12,923)	(7,128)
(Increase) decrease in prepaid and other assets	(148,865)	30,995
Decrease in accrued salaries and benefits	(13,013)	(18,156)
(Decrease) increase in other liabilities	(59,513)	5,621
Net gains on sales of investment securities available for sale	(14,730)	—
Loss on sale of other loans held for sale	1,703	9,444
Loss on other real estate	298,452	52,475
Increase in fair value of private equity investments, net	(1,237)	(17,673)
Gain on sale of MasterCard shares	(8,351)	(16,186)
Gain on redemption of Visa shares	—	(38,542)
Decrease in liability for Visa litigation	(4,067)	(11,082)
Share-based compensation	6,855	10,686
Excess tax benefit from share-based payment arrangements	—	(756)
Other, net	1,492	9,190

Net cash provided by operating activities	540,337	470,804

Investing activities:
Net (increase) decrease in interest earning deposits with banks	(1,966)	8,105
Net decrease (increase) in federal funds sold and securities purchased under resale agreements	208,003	(193,514)
Proceeds from maturities and principal collections of investment securities available for sale	780,962	864,999
Net increase in interest bearing funds with Federal Reserve Bank	(1,616,409)	—
Proceeds from sales of investment securities available for sale	255,047	5,449
Purchases of investment securities available for sale	(555,835)	(1,022,663)
Proceeds from sale of loans	232,369	—
Proceeds from sale of other loans held for sale	33,393	20,613
Proceeds from sale of other real estate	260,332	121,528
Net increase in loans	(364,609)	(1,722,490)
Purchases of premises and equipment	(27,026)	(90,827)
Proceeds from disposals of premises and equipment	2,307	1,998
Proceeds from sale of MasterCard shares	8,351	16,186
Proceeds from redemption of Visa shares	—	38,542

Net cash used by investing activities	(785,081)	(1,952,074)

Financing activities:
Net increase in demand and savings deposits	182,313	482,836
Net (decrease) increase in certificates of deposit	(745,301)	2,406,211
Net increase (decrease) in federal funds purchased and other short-term borrowings	304,651	(1,644,911)
Principal repayments on long-term debt	(875,487)	(196,022)
Proceeds from issuance of long-term debt	743,000	424,300
Treasury shares purchased	(38)	(173)
Excess tax benefit from share-based payment arrangements	—	756
Dividends paid to common shareholders	(26,444)	(179,916)
Dividends paid to preferred shareholders	(31,725)	—
Proceeds from issuance of common stock, net of issuance costs	571,226	3,025

Net cash provided by financing activities	122,195	1,296,106

Decrease in cash and due from banks	(122,549)	(185,164)
Cash and due from banks at beginning of period	524,327	682,583

Cash and due from banks at end of period	$401,778	497,419

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Synovus Financial Corp. (Synovus) consolidated financial statements and related notes appearing in Synovus’ Annual Report on Form 10-K/A for the year ended December 31, 2008 previously filed with the U.S. Securities and Exchange Commission (SEC).
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
A substantial portion of Synovus’ loans are secured by real estate in five southeastern states (Georgia, Alabama, Florida, South Carolina, and Tennessee). Accordingly, the ultimate collectability of a substantial portion of Synovus’ loan portfolio is susceptible to changes in market conditions in these areas. Based on available information, management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and the ability of borrowers to repay their loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Synovus’ allowance for loan losses. Such agencies may require Synovus to make changes to the allowance for loan losses based on their judgment about information available to them at the time of their examination.
Certain prior year amounts have been reclassified to conform to the presentation adopted in 2009. Synovus has evaluated all transactions, events and circumstances for consideration or disclosure through November 9, 2009, the date these financial statements were issued, and has reflected or disclosed those items within the consolidated financial statements and related footnotes as deemed appropriate.

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (ASC 105-10). This statement established the FASB Accounting Standards Codification™ (Codification or ASC) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded all pre-existing non-SEC accounting and reporting standards. All non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative.
Following the Codification, the FASB will not issue new standards in the form of statements, FASB Staff Positions or Emerging Industry Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates (ASU), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.
GAAP was not intended to be changed as a result of the Codification project, but it has changed the way that guidance is organized and presented. As a result, these changes have had significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ended after the September 15, 2009 effective date for the Codification. All accounting references have been updated, and therefore, SFAS references have been replaced with ASC references except for SFAS references which have not been integrated into the codification. Adoption of the Codification did not impact Synovus’ financial position, results of operations or cash flows.
Note 2 — Supplemental Cash Flow Information
For the nine months ended September 30, 2009, Synovus received tax refunds of approximately $87.3 million (net of taxes paid) and for the nine months ended September 30, 2008, Synovus paid income taxes (net of refunds received) of approximately $56.9 million.
For the nine months ended September 30, 2009 and 2008, Synovus paid interest of $352.2 million and $567.8 million, respectively.
Non-cash investing activities consisted of loans of approximately $504.3 million and $286.5 million, which were foreclosed and transferred to other real estate during the nine months ended September 30, 2009 and 2008, respectively, other loans of approximately $118.2 million and $46.8 million, which were transferred to other loans held for sale during the nine months ended September 30, 2009 and 2008, respectively, and other loans held for sale of approximately $1.7 million, which were foreclosed and transferred to other real estate during the nine months ended September 30, 2009.

Note 3 – Shareholders’ Equity
Preferred Stock and Warrants to Purchase Common Stock
On December 19, 2008, Synovus issued to the United States Department of the Treasury (Treasury) 967,870 shares of Synovus’ Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value (the Series A Preferred Stock), having a liquidation amount per share equal to $1,000, for a total price of $967,870,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. Synovus may not redeem the Series A Preferred Stock during the first three years except with the proceeds from a qualified equity offering of not less than $241,967,500. After February 15, 2012, Synovus may, with the consent of the Federal Deposit Insurance Corporation, redeem, in whole or in part, the Series A Preferred Stock at the liquidation amount per share plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting. Prior to December 19, 2011, unless Synovus has redeemed the Series A Preferred Stock or the Treasury has transferred the Series A Preferred Stock to a third party, the consent of the Treasury will be required for Synovus to (1) declare or pay any dividend or make any distribution on common stock, par value $1.00 per share, other than regular quarterly cash dividends of not more than $0.06 per share, or (2) redeem, repurchase or acquire Synovus common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice. A consequence of the Series A Preferred Stock purchase includes certain restrictions on executive compensation that could limit the tax deductibility of compensation that Synovus pays to executive management. The recently enacted American Recovery and Reinvestment Act (ARRA) and the Treasury’s February 10, 2009, Financial Stability Plan and regulations issued on June 15, 2009 under these laws may retroactively affect Synovus and modify the terms of the Series A Preferred Stock. In particular, the ARRA provides that the Series A Preferred Stock may now be redeemed at any time with the consent of the Federal Deposit Insurance Corporation.
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
Common Stock
On September 22, 2009, Synovus completed a public offering of 150,000,000 shares of Synovus’ $1.00 par value common stock at a price of $4.00 per share, generating proceeds of $570.9 million, net of issuance costs.
Exchange of Subordinated Debt for Common Stock
On November 5, 2009, Synovus completed its previously announced exchange offer (Exchange Offer) of $29,820,000 in aggregate principal amount of its outstanding 4.875% Subordinated Notes Due 2013 (the “Notes”). The notes exchanged in the Exchange Offer represent 12.6% of the $236,570,000 aggregate principal amount of the Notes outstanding prior to the Exchange Offer. Pursuant to the terms of the Exchange Offer, Synovus has issued approximately 9.44 million shares of the Company’s common stock as consideration for the Notes. The Exchange Offer resulted in a pre-tax gain of approximately $8.0 million which will be recorded during the fourth quarter of 2009.
Note 4 – Comprehensive Income (Loss)
Other comprehensive income (loss) consists of the change in net unrealized gains (losses) on cash flow hedges, the change in net unrealized gains (losses) on investment securities available for sale, and the amortization of the post-retirement unfunded health benefit. Comprehensive income (loss) consists of net income (loss) plus other comprehensive income (loss).
Comprehensive income (loss) for the nine and three months ended September 30, 2009 and 2008 is presented below:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Net income (loss)	$(1,160,782)	59,319	(439,802)	(35,471)
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on cash flow hedges	(14,995)	4,289	(3,306)	3,813
Change in net unrealized gains/losses on investment securities available for sale, net of reclassification adjustment	(6,364)	387	5,772	2,203
Amortization of postretirement unfunded health benefit	138	138	46	46

Other comprehensive income (loss)	(21,221)	4,814	2,512	6,062

Comprehensive income (loss)	$(1,182,003)	64,133	(437,290)	(29,409)

Note 5 – Investment Securities
The following tables summarize Synovus’ available for sale investment securities as of September 30, 2009 and December 31, 2008:

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities	$20,831	—	(14)	20,817
Other U.S. Government agency securities	1,061,293	35,697	(420)	1,096,570
Government agency issued mortgage- backed securities	1,872,244	95,455	(13)	1,967,686
Government agency issued collateralized mortgage obligations	92,059	3,413	—	95,472
State and municipal securities	96,377	3,208	(59)	99,526
Equity securities	9,455	1,457	(268)	10,644
Other investments	7,946	154	—	8,100

Total	$3,160,205	139,384	(774)	3,298,815

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities	$4,576	2	—	4,578
Other U.S. Government agency securities	1,474,409	78,227	—	1,552,636
Government agency issued mortgage- backed securities	1,888,128	68,411	(568)	1,955,971
Government agency issued collateralized mortgage obligations	114,727	1,877	(162)	116,442
State and municipal securities	120,552	3,046	(317)	123,281
Equity securities	9,455	—	(1,288)	8,167
Other investments	9,021	—	(74)	8,947

Total	$3,620,868	151,563	(2,409)	3,770,022

At September 30, 2009 and December 31, 2008, investment securities with a carrying value of $2.3 billion and $3.2 billion, respectively, were pledged to secure certain deposits, securities sold under repurchase agreements, and Federal Home Loan Bank (FHLB) advances, as required by law and contractual agreements.
In association with a targeted reallocation of certain securities within the investment securities portfolio, Synovus sold $240.3 million in Other U.S. Government agency securities that resulted in proceeds of $255.0 million and the recognition of $14.8 million in gross realized securities gains ($14.7 million in net realized securities gains). Synovus used the specific identification method in determining these gains on sale.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008, were as follows:

	September 30, 2009
	Less than 12 Months		12 Months or Longer		Total Fair Value
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$19,736	(14)	—	—	19,736	(14)
Other U.S. Government agency securities	35,837	(420)	—	—	35,837	(420)
Government agency issued mortgage-backed securities	2,477	(12)	83	(1)	2,560	(13)
State and municipal securities	3,190	(28)	2,341	(31)	5,531	(59)
Equity securities	2,988	(268)	—	—	2,988	(268)

Total	$64,228	(742)	2,424	(32)	66,652	(774)

	December 31, 2008
	Less than 12 Months		12 Months or Longer		Total Fair Value
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Government agency issued mortgage-backed securities	$120,428	(437)	18,480	(131)	138,908	(568)
Government agency issued collateralized mortgage obligations	19,410	(98)	9,104	(64)	28,514	(162)
State and municipal securities	4,724	(142)	2,246	(175)	6,970	(317)
Equity securities	4,012	(1,288)	—	—	4,012	(1,288)
Other investments	—	—	926	(74)	926	(74)

Total	$148,574	(1,965)	30,756	(444)	179,330	(2,409)

Synovus holds two debt securities, classified as other investments within its portfolio of available for sale investment securities, for which the fair value is other-than-temporarily impaired. These securities were fully impaired and had no carrying value at September 30, 2009. At December 31, 2008, the carrying value of these securities was approximately $819 thousand. During the nine and three months ended September 30, 2009, Synovus recorded impairment charges of $819 thousand and $0, respectively, for other-than-temporary impairment. These charges are fully credit related, and have been recognized as a component of other non-interest income.
At September 30, 2009, Synovus has reviewed investment securities that are in an unrealized loss position in accordance with its accounting policy for other-than-temporary impairment and, other than previously noted, does not consider them other-than-temporarily impaired. Synovus does not intend to sell its debt securities, and it is more likely than not that Synovus will not be required to sell the securities prior to recovery.

The amortized cost and estimated fair value by contractual maturity of investment securities available for sale at September 30, 2009 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	Amortized	Estimated
(in thousands)	Cost	Fair Value
U.S. Treasury securities:
Within 1 year	$275	275
1 to 5 years	20,556	20,542
5 to 10 years	—	—
More than 10 years	—	—

Total U.S. Treasury securities	$20,831	20,817

U.S. Government agency securities:
Within 1 year	$230,942	235,698
1 to 5 years	381,446	398,258
5 to 10 years	421,615	433,866
More than 10 years	27,290	28,748

Total U.S. Government agency securities	$1,061,293	1,096,570

State and municipal securities:
Within 1 year	$10,104	10,183
1 to 5 years	41,967	43,225
5 to 10 years	33,882	35,278
More than 10 years	10,424	10,840

Total state and municipal securities	$96,377	99,526

Other investments:
Within 1 year	$—	—
1 to 5 years	997	997
5 to 10 years	1,800	1,800
More than 10 years	5,149	5,303

Total other investments	$7,946	8,100

Equity securities	$9,455	10,644
Government agency issued mortgage-backed securities	1,872,244	1,967,686
Government agency issued collateralized mortgage obligations	92,059	95,472

Total investment securities	$3,160,205	3,298,815

Within 1 year	$241,321	246,156
1 to 5 years	444,966	463,022
5 to 10 years	457,297	470,944
More than 10 years	42,863	44,891
Equity securities	9,455	10,644
Government agency issued mortgage-backed securities	1,872,244	1,967,686
Government agency issued collateralized mortgage obligations	92,059	95,472

Total	$3,160,205	3,298,815

Note 6 – Restructuring Charges
Restructuring charges represent severance and other project related costs incurred in conjunction with the implementation of Project Optimus (an initiative focused on operating efficiency gains and enhanced revenue growth) as well as severance costs associated with additional job function and position eliminations identified during 2009 as part of a continued effort to manage a leaner organization. Synovus expects to incur approximately $23.0 million in restructuring costs related to these efficiency efforts, of which $16.1 million was recorded through December 31, 2008. Synovus recorded $6.3 million and $(413) thousand in restructuring (severance) charges during the nine and three months ended September 30, 2009. Synovus has recorded cumulative restructuring charges through September 30, 2009 of $22.5 million. At September 30, 2009, Synovus had an accrued liability of $1.3 million related to restructuring charges.
Note 7 – Other Loans Held for Sale
Loans or pools of loans are transferred to the other loans held for sale portfolio when the intent to hold the loans has changed due to portfolio management or risk mitigation strategies, there is a plan to sell the loans within a reasonable period of time, and the individual loans are specifically identified. The value of the loans or pools of loans is primarily determined by analyzing the underlying collateral of the loan and the anticipated external market prices of similar assets. At the time of transfer, if the estimated net realizable value is less than the carrying amount, the difference is recorded as a charge-off against the allowance for loan losses. Decreases in estimated net realizable value subsequent to the transfer as well as losses (gains) from sale of these loans are recognized as a component of non-interest expense. During the nine and three months ended September 30, 2009, Synovus transferred loans with a cost basis totaling $199.0 million and $101.5 million to the other loans held for sale portfolio, respectively. Synovus recognized charge-offs on these loans totaling $80.8 million and $30.6 million for the nine and three months ended September 30, 2009, respectively. These charge-offs, which resulted in a new cost basis of $118.2 million and $70.9 million for the loans transferred during the nine and three months ended September 30, 2009, respectively, were based on the estimated sales price of the loans at the time of transfer. Subsequent to their transfer to the other loans held for sale portfolio, Synovus foreclosed on certain other loans held for sale and transferred foreclosed assets of $1.7 million to other real estate during the nine months ended September 30, 2009.
Note 8 – Loans, Net of Unearned Income
Loans, net of unearned income, at September 30, 2009 and December 31, 2008 are presented below:

	September 30,	December 31,
(in thousands)	2009	2008
Investment properties	$5,819,078	5,522,751
1-4 family properties	3,868,418	5,177,246
Land acquisition	1,485,568	1,620,370

Total commercial real estate loans	11,173,064	12,320,367
Commercial and industrial loans	10,915,923	11,247,267
Retail loans	4,264,995	4,389,926

Total loans	26,353,982	27,957,560
Unearned income	(22,243)	(37,383)

Loans, net of unearned income	$26,331,739	27,920,177

Note 9 – Allowance for Loan Losses
Activity in the allowance for loan losses for the nine and three months ended September 30, 2009 and 2008 is presented below:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Balance, beginning of period	$598,301	367,613	918,723	417,813
Provision for losses on loans	1,418,485	336,016	496,522	151,351
Loans charged off, net of recoveries	(1,098,318)	(239,793)	(496,777)	(105,328)

Balance, end of period	$918,468	463,836	918,468	463,836

Note 10 – Other Real Estate
Other real estate (ORE) consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans. In accordance with provisions of ASC 310-10-35 regarding subsequent measurement of loans for impairments and ASC 310-40-15 regarding accounting for troubled debt restructurings by a creditor, a loan is classified as an in-substance foreclosure when Synovus has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place.
ORE is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to the collateral value estimates indicated in the appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is recorded as a charge against the allowance for loan losses. Revenue and expenses from ORE operations as well as gains or losses on sales and any subsequent adjustments to the value are recorded as foreclosed real estate expense, a component of non-interest expense.
The carrying value of ORE was $187.5 million and $246.1 million at September 30, 2009 and December 31, 2008, respectively. During the nine months ended September 30, 2009, approximately $504.3 million of loans and $1.7 million of other loans held for sale were foreclosed and transferred to other real estate. During the nine months ended September 30, 2009 and 2008, Synovus recognized foreclosed real estate expenses of $320.2 million and $64.8 million, respectively. These costs primarily consist of charges related to declines in fair value or reductions in estimated realizable value subsequent to the date of foreclosure.
Note 11 — Fair Value Accounting
Effective January 1, 2008, Synovus adopted provisions included in ASC 820-10 regarding fair value measurements and disclosures and provisions of ASC 825-10 regarding the fair value option as described in ASC 825-10-10. ASC 820-10 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The provisions of ASC 820-10 did not introduce any new requirements mandating the use of fair value; rather, it unified the meaning of fair value and added additional fair value disclosures.

ASC 825-10 includes provisions that permit entities to make an irrevocable election, at specified election dates, to measure eligible financial instruments and certain other instruments at fair value. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. As of January 1, 2008, Synovus elected the fair value option (FVO) for mortgage loans held for sale and certain callable brokered certificates of deposit. Accordingly, a cumulative effect adjustment of $58 thousand ($91 thousand less $33 thousand of income taxes) was recorded as an increase to retained earnings.
The following is a description of the assets and liabilities for which fair value has been elected, including the specific reasons for electing fair value.
Mortgage Loans Held for Sale
Mortgage loans held for sale (MLHFS) have been previously accounted for on a lower of aggregate cost or fair value basis pursuant to ASC 948-310-35 regarding accounting for certain mortgage banking activities. For certain mortgage loan types, fair value hedge accounting was utilized by Synovus to hedge a given mortgage loan pool, and the underlying mortgage loan balances were adjusted for the change in fair value related to the hedged risk (fluctuation in market interest rates) in accordance with provisions of ASC 815-20-25 and ASC 815-25-35 regarding accounting for fair value hedges as derivative instruments. For those certain mortgage loan types, Synovus is still able to achieve an effective economic hedge by being able to mark-to-market the underlying mortgage loan balances through the income statement, but has eliminated the operational time and expense needed to manage a hedge accounting program under ASC 815-25-35. Previously under ASC 948-310-35, Synovus was exposed, from an accounting perspective, only to the downside risk of market volatilities; however by electing FVO, Synovus may now also recognize the associated gains on the mortgage loan portfolio as favorable changes in the market occur.
Certain Callable Brokered Certificates of Deposit
Synovus has elected FVO for certain callable brokered certificates of deposit (CDs) to ease the operational burdens required to maintain hedge accounting for such instruments under the constructs of ASC 815. Prior to the adoption the provisions included in ASC 825-10-10, Synovus was highly effective in hedging the risk related to changes in fair value, due to fluctuations in market interest rates, by engaging in various interest rate derivatives. However, ASC 815 requires an extensive documentation process for each hedging relationship and an extensive process related to assessing the effectiveness and measuring ineffectiveness related to such hedges. By electing FVO on these previously hedged callable brokered CDs, Synovus is still able to achieve an effective economic hedge by being able to mark-to-market the underlying CDs through the income statement, but has eliminated the operational time and expense needed to manage a hedge accounting program under ASC 815. As of June 30, 2009, all of these callable brokered certificates of deposit either had been called or had matured. As no such instruments were acquired during the third quarter, the balance for callable brokered certificate of deposits remained at zero as of September 30, 2009.

The following table summarizes the impact of adopting the fair value option for these financial instruments as of January 1, 2008. Amounts shown represent the carrying value of the affected instruments before and after the changes in accounting resulting from the adoption of ASC 825-10-10.

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

Determination of Fair Value
ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. During the three months ended June 30, 2009, Synovus adopted provisions included in ASC 820-10 as described in ASC 820-10-65-4 regarding determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. These provisions of ASC 820-10 are intended to determine the fair value when there is no active market or where the inputs being used represent distressed sales. The impact to Synovus was insignificant. ASC 820-10 also establishes a fair value hierarchy for disclosure of fair value measurements based on significant inputs used to determine the fair value. The three levels of inputs are as follows:

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

collateral-dependent impaired loans, other real estate, certain equity investments, and certain private equity investments.
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
Synovus is considering the sale of all or a portion of its ownership interest in certain private equity investments. In accordance with the provisions of ASC 820-10-30-3, the transaction price would equal the exit price and therefore represent the fair value of the asset. During November 2009, Synovus received information which represents an estimate of the expected transaction price for the sale of these investments. Based on this information, Synovus updated its estimate of fair value for such investments, and recorded an unrealized loss of $6.0 million during the three months ended September 30, 2009.
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
Certain Callable Brokered Certificates of Deposit
The fair value of certain callable brokered certificates of deposit is derived using several inputs in a valuation model that calculates the discounted cash flows based upon a yield curve. Once the yield curve is constructed, it is applied against the standard certificate of deposit terms that may include the principal balance, payment frequency, term to maturity, and interest accrual to arrive at the discounted cash flow based fair value. When valuing the call option, as applicable, implied volatility is obtained for a similarly dated interest rate swaption, and it is also entered in the model. These types of certificates of deposit are classified as Level 2 within the valuation hierarchy. As of June 30, 2009, all of these callable brokered certificates of deposit either had been called or had matured. As no such instruments were acquired during the third quarter, the balance for callable brokered certificate of deposits remained at zero as of September 30, 2009.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present all financial instruments measured at fair value on a recurring basis, including financial instruments for which Synovus has elected the fair value option as of September 30, 2009 and December 31, 2008 according to the valuation hierarchy included in ASC 820-10:

	September 30, 2009
					Total
					Assets/Liabilities
(in thousands)	Level 1	Level 2	Level 3		at Fair Value
Assets
Trading account assets	$1,152	12,251	—		13,403
Mortgage loans held for sale	—	112,115	—		112,115
Investment securities available for sale:
U.S. Treasury securities	20,817	—	—		20,817
Other U.S. Government agency securities	—	1,096,570	—		1,096,570
Government agency issued mortgage-backed securities	—	1,967,686	—		1,967,686
Government agency issued collateralized mortgage obligations	—	95,472	—		95,472
State and municipal securities	—	99,526	—		99,526
Equity securities	2,737	—	7,907		10,644
Other investments	—	—	8,100		8,100

Total investment securities available for sale	23,554	3,259,254	16,007		3,298,815
Private equity investments	—	—	127,833	(1)	127,833
Derivative assets	—	140,543	2,028		142,571

Liabilities
Trading account liabilities	$—	6,880	—		6,880
Derivative liabilities	—	118,291	—		118,291

	December 31, 2008
					Total
					Assets/Liabilities
(in thousands)	Level 1	Level 2	Level 3		at Fair Value
Assets
Trading account assets	$478	24,035	—		24,513
Mortgage loans held for sale	—	133,637	—		133,637
Investment securities available for sale:
U.S. Treasury securities	4,578	—	—		4,578
Other U.S. Government agency securities	—	1,552,636	—		1,552,636
Government agency issued mortgage-backed securities	—	1,955,971	—		1,955,971
Government agency issued collateralized mortgage obligations	—	116,442	—		116,442
State and municipal securities	—	123,281	—		123,281
Equity securities	2,756	—	5,411		8,167
Other investments	—	—	8,947		8,947

Total investment securities available for sale	7,334	3,748,330	14,358		3,770,022
Private equity investments	—	—	123,475	(1)	123,475
Derivative assets	—	305,383	2,388		307,771

Liabilities
Brokered certificates of deposit (2)	$—	75,875	—		75,875
Trading account liabilities	—	17,287	—		17,287
Derivative liabilities	—	206,340	—		206,340

(1)	Amount represents the recorded value of private equity investments including non-controlling interest. The value excluding non-controlling interest was $90.3 million and $85.7 million at September 30, 2009 and December 31, 2008, respectively.

(2)	Amounts represent the value of certain callable brokered certificates of deposit for which Synovus has elected the fair value option under ASC 825-10-10.

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

		Changes in Fair Value Gains (Losses)
		Nine Months Ended		Three Months Ended
		September 30, 2009		September 30, 2009
	As of	Mortgage	Other	Mortgage	Other
	September 30,	Banking	Operating	Banking	Operating
(in thousands)	2009	Income	Income	Income	Income
Mortgage loans held for sale	$2,847	$(2,096)	—	3,359	—
Certain callable brokered certificates of deposit	—	—	520	—	—

		Changes in Fair Value Gains (Losses)
		Nine Months Ended		Three Months Ended
		September 30, 2008		September 30, 2008
	As of	Mortgage	Other	Mortgage	Other
	September 30,	Banking	Operating	Banking	Operating
(in thousands)	2008	Income	Income	Income	Income
Mortgage loans held for sale	$1,315	$(1,109)	—	1,211	—
Certain callable brokered certificates of deposit	90,370	—	(1,076)	—	(164)

Changes in Level Three Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs (Level 3) to fair-value certain assets as of September 30, 2009 and 2008. The tables below include a roll forward of the balance sheet amount for the nine and three months ended September 30, 2009 and 2008 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis.

	Nine Months Ended September 30,
	2009			2008
	Investment			Investment
	Securities	Private		Securities	Private
	Available	Equity		Available	Equity
(in thousands)	for Sale	Investments		for Sale	Investments
Beginning balance, January 1	$14,358	123,475		14,619	77,417
Total gains or (losses) (realized/unrealized):
Included in earnings	—	1,237	(1)	—	17,673	(1)
Unrealized gains (losses) included in other comprehensive income	2,973	—		(24)	—
Purchases, sales, issuances, and settlements, net	(1,324)	3,121		(3,158)	14,994
Transfers in and/or out of Level 3	—	—		—	—

Ending balance, September 30	$16,007	127,833		11,437	110,084

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30	$—	1,237		—	17,673

	Three Months Ended September 30,
	2009		2008
	Investment		Investment
	Securities	Private	Securities	Private
	Available	Equity	Available	Equity
(in thousands)	for Sale	Investments	for Sale	Investments
Beginning balance, July 1	$16,495	135,653	12,664	93,577
Total gains or (losses) (realized/unrealized):
Included in earnings	—	(6,853) (1)	—	12,728	(1)
Unrealized gains (losses) included in other comprehensive income	(495)	—	102	—
Purchases, sales, issuances, and settlements, net	7	(967)	(1,329)	3,779
Transfers in and/or out of Level 3	—	—	—	—

Ending balance, September 30,	$16,007	127,833	11,437	110,084

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30,	$—	(6,853)	—	12,728

(1)	Amount represents net gains or (losses) from private equity investments including non-controlling interest. The net loss excluding the non-controlling interest was $1.3 million and $6.6 million for the nine months and three months ended September 30, 2009, respectively. The net gain after non-controlling interest was $11.4 million and $8.0 million for the nine and three months ended September 30, 2008, respectively.

Gains and losses (realized and unrealized) included in earnings for the nine and three months ended September 30, 2009 and 2008 in Miscellaneous Income as follows:

	2009		2008
	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended
(in thousands)	September 30,	September 30,	September 30,	September 30,
Total gains or (losses) included in earnings for the period	$1,237	(6,853)	17,673	12,728

Change in unrealized gains or losses relating to assets still held at September 30,	$1,237	(6,853)	17,673	12,728

Assets Measured at Fair Value on a Non-recurring Basis
In February 2008, the FASB issued provisions included in ASC 820-10-15-1A which delayed the effective date for application of the provisions included in ASC 825-10 regarding fair value measurements and disclosures for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. As of January 1, 2009, Synovus adopted the provisions of ASC 820-10-15-1A for all non-financial assets and non-financial liabilities.
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

	As of September 30, 2009
(in millions)	Level 1	Level 2	Level 3
Impaired loans	$—	—	1,045.8
Other loans held for sale	—	—	40.0
Other real estate	—	—	187.5

	As of December 31, 2008
(in millions)	Level 1	Level 2	Level 3
Impaired loans	$—	—	729.6
Loans are evaluated for impairment in accordance with provisions of ASC 310-10-35 using the present value of the expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans measured by applying the practical expedient in ASC 310-10-35 are included in the requirements of ASC 820-10.
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
Fair Value of Financial Instruments
During the three months ended June 30, 2009, Synovus adopted provisions included in ASC 825-10-65 regarding interim disclosures about fair value of financial instruments. ASC 825-10-65 expands the fair value disclosures required for all financial instruments that are currently not reflected on the balance sheet at fair value. The disclosure of the fair value of financial instruments not reflected at fair value on the balance sheet is now also required on an interim basis.
ASC 825-10-50 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which Synovus did not elect the fair value option. The following table presents the carrying and estimated fair values of on-balance sheet financial instruments at September 30, 2009 and December 31, 2008. The fair value represents management’s best estimates based on a range of methodologies and assumptions.
Cash and due from banks, interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements are repriced on a short-term basis; as such, the carrying value closely approximates fair value.
The fair value of loans is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as commercial, mortgage, home equity, credit card, and other consumer loans. Commercial loans are further segmented into certain collateral code groupings. The fair value of the loan portfolio is calculated, in accordance with ASC 825-10-50, by discounting contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820-10.

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

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and due from banks	$401,778	401,778	524,327	524,327
Interest bearing funds with Federal Reserve Bank	2,822,577	2,822,577	1,206,168	1,206,168
Interest earning deposits with banks	12,771	12,771	10,805	10,805
Federal funds sold and securities purchased under resale agreements	180,194	180,194	388,197	388,197
Trading account assets	13,403	13,403	24,513	24,513
Mortgage loans held for sale	112,115	112,115	133,637	133,637
Other loans held for sale	80,945	80,945	3,527	3,527
Investment securities available for sale	3,298,815	3,298,815	3,770,022	3,770,022
Loans, net	25,413,271	25,077,292	27,321,876	27,227,473
Derivative asset positions	142,571	142,571	307,771	307,771
Financial liabilities:
Non-interest bearing deposits	$4,018,045	4,018,045	3,563,619	3,563,619
Interest bearing deposits	24,036,146	24,108,113	25,053,560	25,209,084
Federal funds purchased and other short- term borrowings	1,030,520	1,030,520	725,869	725,869
Trading account liabilities	6,880	6,880	17,287	17,827
Long-term debt	1,963,136	1,762,704	2,107,173	1,912,679
Derivative liability positions	118,291	118,291	206,340	206,340
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

The receive fixed interest rate swap contracts at September 30, 2009 are being utilized to hedge $600 million in floating rate loans and $240 million in fixed-rate liabilities. A summary of interest rate swap contracts and their terms at September 30, 2009 is shown below. In accordance with the provisions of ASC 815, the fair value (net unrealized gains and losses) of these contracts has been recorded on the consolidated balance sheets.

		Weighted-Average
				Maturity
	Notional	Receive	Pay	In	Fair Value
(dollars in thousands)	Amount	Rate	Rate(*)	Months	Assets	Liabilities
Receive fixed interest rate swaps:
Fair value hedges	$240,000	1.40%	0.42%	8	$1,431	—
Cash flow hedges	600,000	7.95%	3.25%	17	33,133	—

Total	$840,000	6.08%	2.44%	15	$34,564	—

(*)	Variable pay rate based upon contract rates in effect at September 30, 2009.
Cash Flow Hedges
Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis for all cash flow hedges entered into after March 31, 2007. The cumulative dollar offset method is used for all hedges entered into prior to that date. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of income as a component of other non-interest income. As of September 30, 2009, there was no cumulative ineffectiveness for Synovus’ portfolio of cash flow hedges.
Synovus expects to reclassify from accumulated other comprehensive income (loss) approximately $16.9 million as net-of-tax income during the next twelve months, as the related payments for interest rate swaps and amortization of deferred gains (losses) are recorded.
Fair Value Hedges
Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair market value of various fixed rate liabilities due to changes in the benchmark interest rate LIBOR. Synovus calculates effectiveness of the fair value hedges quarterly using regression analysis. As of September 30, 2009, cumulative ineffectiveness for Synovus’ portfolio of fair value hedges represented a gain of approximately $78 thousand. Ineffectiveness from fair value hedges is recognized in the consolidated statements of income as a component of other non-interest income.
Customer Related Derivative Positions
Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the interest rate risk to Synovus. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of September 30, 2009, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $2.94 billion, a decrease of $765.8 million compared to December 31, 2008.
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
At September 30, 2009, Synovus had commitments to fund primarily fixed-rate mortgage loans to customers in the amount of $176.0 million. The fair value of these commitments at September 30, 2009 resulted in an unrealized gain of $2.0 million, which was recorded as a component of mortgage banking income in the consolidated statements of income.
At September 30, 2009, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to approximately $224.7 million. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding commitments to originate residential mortgage loans for resale.
The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans at September 30, 2009 resulted in an unrealized loss of $1.5 million, which was recorded as a component of mortgage banking income in the consolidated statements of income.
Counterparty Credit Risk and Collateral
Entering into interest rate derivatives potentially exposes Synovus to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Synovus assesses the credit risk of its counterparties regularly, monitoring publicly available credit rating information as well as other market based or, where applicable, customer specific credit metrics. Collateral requirements are determined via policies and procedures and in accordance with existing agreements and reserves for credit losses on swaps are recorded when such losses are probable. Synovus minimizes credit risk by dealing with highly rated counterparties and by obtaining collateral as required by policy.
Collateral Contingencies
Certain of Synovus’ derivative instruments contain provisions that require Synovus to maintain an investment grade credit rating from each of the major credit rating agencies. A failure to meet these provisions, as is currently the case for the company, allows certain counterparties to request immediate termination or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2009 is $116.7 million, for which Synovus had posted collateral value of $128.4 million in the normal course of business.

The impact of derivatives on the balance sheet at September 30, 2009 and 2008 is presented below:

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
		September 30,			September 30,
	Balance Sheet			Balance Sheet
(in thousands)	Location	2009	2008	Location	2009	2008
Derivatives Designated as Hedging Instruments:
Interest rate contracts:
Fair value hedges	Other assets	$1,431	15,531	Other liabilities	$—	3,060
Cash flow hedges	Other assets	33,133	38,214	Other liabilities	—	—

Total derivatives designated as hedging instruments		$34,564	53,745		$—	3,060

Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	Other assets	$105,979	69,258	Other liabilities	$116,748	70,398
Mortgage derivatives	Other assets	2,028	140	Other liabilities	1,543	(214)

Total derivatives not designated as hedging instruments		$108,007	69,398		$118,291	70,184

Total derivatives		$142,571	123,143		$118,291	73,244

The effect of derivatives on the consolidated statements of income for the nine months ended September 30, 2009 and 2008 is presented below:

	Amount of Gain (Loss)		Location of	Amount of Gain (Loss)
	Recognized in OCI on		Gain (Loss)	Reclassified from OCI		Location of	Amount of Gain (Loss)
	Derivative		Reclassified	into Income		Gain (Loss)	Recognized in Income
	Effective Portion		from OCI	Effective Portion		Recognized	Ineffective Portion
	Nine Months Ended		into Income	Nine Months Ended		in Income	Nine Months Ended
	September 30,		Effective	September 30,		Ineffective	September 30,
(in thousands)	2009	2008	Portion	2009	2008	Portion	2009	2008
Interest rate contracts	$2,082	13,702	Interest Income(Expense)	$17,076	9,412	Other Non-Interest Income	$(203)	1,802

Total	$2,082	13,702		$17,076	9,412		$(203)	1,802

The effect of derivatives on the consolidated statements of income for the nine months ended September 30, 2009 and 2008 is presented below:

	Derivative			Hedged Item
		Amount of Gain (Loss)			Amount of Gain (Loss)
	Location of	Recognized in Income		Location of	Recognized in Income
	Gain (Loss)	on Derivative		Gain (Loss)	On Hedged Item
	Recognized in	Nine Months Ended		Recognized in	Nine Months Ended
	Income on	September 30,		Income on	September 30,
(in thousands)	Derivative	2009	2008	Hedged Item	2009	2008
Derivatives Designated in Fair Value Hedging Relationships:
Interest rate contracts	Other Non-Interest Income	$(12,928)	(5,610)	Other Non-Interest Income	$12,023	7,298

Total		$(12,928)	(5,610)		$12,023	7,298

Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	Other Non-Interest Income(Expense)	$(12,986)	7,158
Mortgage derivatives	Mortgage Revenues	1,572	1,198

Total		$(11,414)	8,356

The effect of derivatives on the consolidated statements of income for the three months ended September 30, 2009 and 2008 is presented below:

	Amount of Gain (Loss)		Location of	Amount of Gain (Loss)
	Recognized in OCI on		Gain (Loss)	Reclassified from OCI		Location of	Amount of Gain (Loss)
	Derivative		Reclassified	into Income		Gain (Loss)	Recognized in Income
	Effective Portion		from OCI	Effective Portion		Recognized	Ineffective Portion
	Three Months Ended		into Income	Three Months Ended		in Income	Three Months Ended
	September 30,		Effective	September 30,		Ineffective	September 30,
(in thousands)	2009	2008	Portion	2009	2008	Portion	2009	2008
Interest rate contracts	$2,077	7,655	Interest Income(Expense)	$5,383	3,841	Other Non-Interest Income	$—	1,822

Total	$2,077	7,655		$5,383	3,841		$—	1,822

The effect of derivatives on the consolidated statements of income for the three months ended September 30, 2009 and 2008 is presented below:

	Derivative			Hedged Item
		Amount of Gain (Loss)			Amount of Gain (Loss)
	Location of	Recognized in Income		Location of	Recognized in Income
	Gain (Loss)	on Derivative		Gain (Loss)	On Hedged Item
	Recognized in	Three Months Ended		Recognized in	Three Months Ended
	Income on	September 30,		Income on	September 30,
(in thousands)	Derivative	2009	2008	Hedged Item	2009	2008
Derivatives Designated in Fair Value Hedging Relationships:
Interest rate contracts	Other Non-Interest Income	$(216)	609	Other Non-Interest Income	$(43)	169

Total		$(216)	609		$(43)	169

Derivatives Not Designated as Hedging Instruments:

Interest rate contracts	Other Non-Interest Income (Expense)	$(5,088)	1,070
Mortgage derivatives	Mortgage Revenues	4,441	(1,651)

Total		$(647)	(581)

Note 13 — Income Taxes
Synovus’ income tax returns are subject to review and examination by federal, state and local taxing jurisdictions. Currently, there are no years for which a federal income tax return is under examination by the IRS. However, certain state income tax examinations are currently in progress. Although Synovus is unable to determine the ultimate outcome of these examinations, Synovus believes that current income tax reserves are adequate for any uncertain income tax positions relating to these jurisdictions. The tax reserves were determined in accordance with sections 25 and 40 of ASC 740-10 and ASC 835-10-60-14 regarding accounting for uncertainty in income taxes as described in ASC 740-10-05-6. Adjustments to reserves are made when necessary to reflect a change in the probability outcome.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (1):

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(in thousands)	2009	2008
Balance at January 1,	$8,021	7,074
First quarter activity:
Additions based on tax positions related to current year	46	171
Additions for tax positions of prior years	—	1,299
Deductions for tax positions of prior years	(94)	(337)
Settlements	—	—

Net, first quarter activity	(48)	1,133

Balance at March 31, 2009	7,973	8,207
Second quarter activity:
Additions based on tax positions related to current year	89	322
Additions for tax positions of prior years	39	—
Deductions for tax positions of prior years	(51)	—
Settlements	—	—

Net, second quarter activity	77	322

Balance at June 30,	8,050	8,529
Third quarter activity:
Additions based on tax positions related to current year	63	118
Additions for tax positions of prior years	75	320
Deductions for tax positions of prior years	—	(664)
Settlements	(716)	(482)

Net, third quarter activity	(578)	(708)

Balance at September 30,	$7,472	7,821

(1)	Unrecognized state income tax benefits are not adjusted for the federal income tax impact.
Accrued interest and penalties related to unrecognized income tax benefits are included as a component of income tax expense (benefit). The amount of accrued interest and penalties on unrecognized income tax benefits totaled $1.5 million as of January 1 and September 30, 2009. The total amount of unrecognized income tax benefits as of January 1 and September 30, 2009 that, if recognized, would affect the effective income tax rate is $6.2 million and $5.9 million (net of the federal benefit on state income tax issues), respectively, which includes interest and penalties of $990 thousand and $992 thousand respectfully. Synovus expects that approximately $1.6 million of uncertain income tax positions will be either settled or resolved during the next twelve months.
Under provisions of ASC 740-30-25, companies are required to assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. Primarily as a result of increased credit losses, Synovus reached a three-year cumulative pre-tax loss position during the three months ended June 30, 2009. A cumulative loss position is considered significant negative evidence which is difficult to overcome in assessing the realizability of a deferred tax asset. As a result, beginning with the second quarter of 2009, Synovus is no longer considering future taxable income in determining the realizability of its deferred tax assets. Synovus’ estimate of the realization of its deferred tax assets is solely based on future reversals of existing taxable temporary differences and currently available tax planning strategies.

This change resulted in an increase in the deferred tax asset valuation allowance of approximately $173 million during the second quarter of 2009, and an effective tax rate of 18.6% for the first six months of 2009. The 18.6% effective tax rate was representative of the projected annual effective tax rate, which was largely determined based on management’s estimate of the pre-tax loss for the year.
During the three months ended September 30, 2009, management’s estimate of the anticipated pre-tax loss for the year increased. Based on the revised estimate, the effective tax rate for the year is estimated to be 14.4%. The gross deferred tax asset increased approximately $133 million during the quarter, and the related valuation allowance increase for the three months ended September 30, 2009 was approximately $155 million.
Based on current projections, Synovus estimates that the effective tax rate for the year ending December 31, 2009 will be approximately 14.4%. While there are many factors that could impact the actual effective tax rate, a significant factor is management’s projection of a pre-tax loss for the year. If the projected pre-tax loss varies significantly from current estimates, the actual effective tax rate could vary significantly.
A reconciliation of the beginning and ending amount of valuation allowance recorded against deferred tax assets is as follows:

(in thousands)	2009	2008
Balance at January 1	$5,068	—
Increase for three months ended March 31	3,327	1,221
Increase for the three months ended June 30	173,424	767
Increase for the three months ended September 30	154,981	789

Balance at September 30	$336,800	2,777

Note 14 — Visa Initial Public Offering and Litigation Expense
Synovus is a member of the Visa USA network. Under Visa USA bylaws, Visa members are obligated to indemnify Visa USA and/or its parent company, Visa, Inc., for potential future settlement of, or judgments resulting from, certain litigation, which Visa refers to as the “covered litigation.” Synovus’ indemnification obligation is limited to its membership proportion of Visa USA.
On November 7, 2007, Visa announced the settlement of its American Express litigation, and disclosed in its annual report on Form 10-K/A filed with the SEC for the year ended September 30, 2007 that Visa had accrued a contingent liability for the estimated settlement of its Discover litigation. During the second half of 2007, Synovus recognized a contingent liability in the amount of $36.8 million as an estimate for its membership proportion of the American Express settlement and the potential Discover settlement, as well as its membership proportion of the amount that Synovus estimates will be required for Visa to settle the remaining covered litigation.
Visa, Inc. completed an initial public offering (the Visa IPO) in March 2008. Visa used a portion of the proceeds from the Visa IPO to establish a $3.0 billion escrow for settlement of covered litigation and used substantially all of the remaining portion to redeem class B and class C shares held by Visa issuing members. During the three months ended March 31, 2008, Synovus recognized a pre-tax gain of $38.5 million on redemption proceeds received from Visa, Inc. and reduced the $36.8 million litigation accrual recognized in the second half of 2007 by $17.4 million for its membership proportion of the $3.0 billion escrow funded by Visa, Inc. During

September 2008, Visa announced the settlement of its Discover litigation for approximately $1.74 billion. Synovus increased its litigation accrual by $6.3 million for its membership proportion of the incremental amount of the final Discover settlement over the previously estimated amount for the Discover settlement. During December 2008, Visa deposited $1.10 billion to the litigation escrow, effectively representing a repurchase of Class B common stock on an as-converted basis. Synovus reduced its litigation accrual by $6.4 million for its membership proportion of the amount deposited to the litigation escrow. During July 2009, Visa deposited $700 million to the litigation escrow, effectively representing a repurchase of Class B common stock on an as-converted basis. Accordingly, Synovus reduced its litigation accrual by $4.1 million for its membership proportion of the amount deposited to the litigation escrow, during the three months ended September 30, 2009.
On November 6, 2009, Synovus completed the sale of its remaining shares of Visa Class B common stock to a qualified Visa member. Synovus expects to recognize a pre-tax gain of $51.9 million on the sale of the Class B shares during the three months ending December 31, 2009. Visa’s Class B shares are subject to restrictions on sale (other than to other qualified Visa members) prior to the latter of March 25, 2011 or Visa’s settlement of all covered litigation. Upon the lifting of restrictions, the Class B shares will convert into Class A shares, which may be sold in the open market, based on a conversion ratio calculated by Visa. The conversion ratio decreases when Visa converts Class B shares for sale as loss shares to fund the escrow for covered litigation, and may increase if the litigation escrow includes excess funds following settlement of all covered litigation. In conjunction with sale of the Class B shares, Synovus has entered into an agreement which provides for payments between the Synovus and the buyer for future changes in the conversion ratio. Synovus is required to post collateral in connection with expected future settlements under the agreement.
Note 15 — Recently Adopted Accounting Pronouncements
In December 2007, the FASB issued revisions to the authoritative guidance for business combinations included in ASC 805 as described in ASC 805-10-65-1. The revisions described by ASC 805-10-65-1 clarify the definitions of both a business combination and a business. All business combinations will be accounted for under the acquisition method (previously referred to as the purchase method). ASC 805 now defines the acquisition date as the only relevant date for recognition and measurement of the fair value of consideration paid. The new provisions of ASC 805 require the acquirer to expense all acquisition related costs and also requires acquired loans to be recorded at fair value on the date of acquisition. The revised guidance defines the measurement period as the time after the acquisition date during which the acquirer may make adjustments to the “provisional” amounts recognized at the acquisition date. This period cannot exceed one year, and any subsequent adjustments made to provisional amounts are done retrospectively and restate prior period data. The provisions of ASC 805 as described in ASC 805-10-65 were adopted by Synovus effective January 1, 2009 and are applicable to business combinations entered into after December 15, 2008. The estimated impact of adoption will not be determined until Synovus enters into a business combination.
In December 2007, the FASB issued revisions to the authoritative guidance in ASC 810 regarding accounting for non-controlling interests in consolidated financial statements as described in ASC 810-10-65. The revisions to ASC 810 require noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of equity. Disclosure requirements include net income and comprehensive income to be displayed for both the controlling and noncontrolling interests and a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interests. Synovus adopted the new provisions of ASC 810 as described in ASC 810-10-65 effective January 1, 2009. The impact of adoption resulted in a change in balance sheet classification and presentation to non-controlling interests which is now reported as a separate component of equity.
In March 2008, the FASB issued revisions to ASC 815 regarding disclosures about derivative instruments and hedging activities as described in ASC 815-10-65-1. The revisions to ASC 815 change the disclosure requirements for derivative instruments and hedging activities. Disclosure requirements include qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains/losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Synovus adopted the new disclosure requirements of ASC 815 as described in ASC 815-10-65-1 effective January 1, 2009.
In June 2008, the FASB issued revisions to ASC 260 regarding the determination of whether instruments granted in share-based payment transactions are participating securities as described in ASC 260-10-65-2. The new provisions of ASC 260 require that unvested share-based payment awards that have nonforfeitable rights to dividends or dividend equivalents are participating securities and therefore should be included in computing earnings per share using the two-class method. The amendments to ASC 260 as described in ASC 260-10-65-2 were adopted by Synovus effective January 1, 2009. The impact of adoption was not material to Synovus’ financial position, results of operations, or cash flows.
In November 2008, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on revisions to ASC 323-10 regarding equity method investment accounting considerations to addresses questions about the potential effect of other recently issued changes to ASC 805 and ASC 810 as described in ASC 805-10-65-1 and ASC 810-10-65-1, respectively. The EITF will continue existing practices under ASC 323-10-35 APB 18 including the use of a cost-accumulation approach to initial measurement of the investment. The EITF will not require the investor to perform a separate impairment test on the underlying assets of an equity method investment, but under APB 18, an overall other-than-temporary impairment test of its investment is still required. Shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. EITF 08-6 was adopted by Synovus effective January 1, 2009. There was no impact of adoption to Synovus’ financial position, results of operations, or cash flows.
In April 2009, the FASB issued revisions to the authoritative guidance included in ASC 320-10 as described in ASC 320-10-65-1, which are intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The revised guidance provides that if a company does not have the intent to sell a debt security prior to recovery and it is more likely than not that it will not have to sell the security prior to recovery, the security would not be considered other-than-temporarily-impaired unless there is a credit loss. If there is an impairment due to a credit loss, the credit loss component will be recorded in earnings and the remaining portion of the impairment loss would be recognized in other comprehensive income. The credit loss component must be determined based on the company’s best estimate of the decrease in cash flows expected to be collected. The provisions of the revised guidance were effective for interim and annual periods ended after June 15, 2009. Synovus adopted the provisions described in ASC 320-10-65-1 effective April 1, 2009. The impact of adoption was not material to Synovus’ financial position, results of operations, or cash flows.

In April 2009, the FASB issued revisions to the authoritative guidance included in ASC 820 as described in ASC 820-10-65-1, which relates to determining fair values when there is no active market or where the inputs being used represent distressed sales. These revisions reaffirm the need to use judgment to ascertain if a formerly active market has become inactive and also assists in determining fair values when markets have become inactive. ASC 820, as revised, defines fair value as the price that would be received to sell an asset in an orderly transaction (i.e. not a forced liquidation or distressed sale). Factors must be considered when applying this statement to determine whether there has been a significant decrease in volume and level of activity of the market for the asset. The provisions for this statement are effective for the interim and annual periods ended after June 15, 2009. Synovus adopted the provisions described in ASC 820-10-65-1 effective April 1, 2009. The impact of adoption was not material to Synovus’ financial position, results of operations, or cash flows.
In May 2009, the FASB issued revisions to ASC 855-10 which establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or available to be issued. ASC 855-10, as revised, sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financials, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Synovus adopted the revised provisions of ASC 855-10 for the quarterly period ended June 30, 2009. The impact of adoption was not material to Synovus’ financial position, results of operations or cash flows.

ITEM 2 — MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements made or incorporated by reference in this Report which are not statements of historical fact, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report, constitute forward-looking statements within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to Synovus’ beliefs, plans, objectives, goals, targets, expectations, anticipations, assumptions, estimates, intentions and future performance and involve known and unknown risks, many of which are beyond Synovus’ control and which may cause Synovus’ actual results, performance or achievements or the commercial banking industry or economy generally, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.
All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus’ use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “should,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus’ future business and financial performance and/or the performance of the commercial banking industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus’ ability to control or predict. These factors include, but are not limited to:
(1)	competitive pressures arising from aggressive competition from other financial service providers;

(2)	further deteriorations in credit quality, particularly in residential construction and commercial development real estate loans, may continue to result in increased nonperforming assets and credit losses, which will adversely impact our earnings and capital;

(3)	declining values of residential and commercial real estate may result in further write-downs of assets and realized losses on disposition of nonperforming assets, which may increase our credit losses and negatively affect our financial results;

(4)	continuing weakness in the residential real estate environment, which may negatively impact our ability to liquidate nonperforming assets;

(5)	the impact on our borrowing costs, capital cost and our liquidity due to further adverse changes in our credit ratings;

(6)	the risk that our allowance for loan losses may prove to be inadequate or may be negatively affected by credit risk exposures;

(7)	our ability to manage fluctuations in the value of our assets and liabilities to maintain sufficient capital and liquidity to support our operations;

(8)	the concentration of Synovus’ nonperforming assets by loan type, in certain geographic regions and with affiliated borrowing groups;

(9)	the risk of additional future losses if the proceeds we receive upon the liquidation of nonperforming assets are less than the fair value of such assets;

(10)	changes in the interest rate environment which may increase funding costs or reduce earning assets yields, thus reducing margins;

(11)	restrictions or limitations on access to funds from subsidiaries and potential obligations to contribute capital to our subsidiaries, which may restrict Synovus’ ability to make payments on its obligations or dividend payments;

(12)	the availability and cost of capital and liquidity on favorable terms, if at all;

(13)	changes in accounting standards or applications and determinations made thereunder;

(14)	slower than anticipated rates of growth in non-interest income and increased non-interest expense;

(15)	changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which Synovus is perceived in such markets, including a further reduction in our debt ratings;

(16)	the impact of future losses on Synovus’ deferred tax assets and the related impact on Synovus’ financial results of changes in the valuation allowance for its deferred tax assets in future periods, as well as the risk that the recoverability of the deferred tax asset balance may extend beyond 2010;

(17)	the strength of the U.S. economy in general and the strength of the local economies and financial markets in which operations are conducted may be different than expected;

(18)	the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board;

(19)	inflation, interest rate, market and monetary fluctuations;

(20)	the impact of the Emergency Economic Stabilization Act of 2008 (EESA), the American Recovery and Reinvestment Act (ARRA), the Financial Stability Plan and other recent and proposed changes in governmental policy, laws and regulations, including proposed and recently enacted changes in the regulation of banks and financial institutions, or the interpretation or application thereof, including restrictions, increased capital requirements, limitations and/or penalties arising from banking, securities and insurance laws, regulations and examinations;

(21)	the impact on Synovus’ financial results, reputation and business if Synovus is unable to comply with all applicable federal and state regulations and applicable memoranda of understanding, other supervisory actions and any necessary capital initiatives;

(22)	the costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, including, without limitation, the pending litigation with CompuCredit Corporation relating to CB&T’s Affinity Agreement with CompuCredit and the pending securities class action and shareholder derivative litigation filed against Synovus;

(23)	the volatility of our stock price;

(24)	the actual results achieved by our implementation of Project Optimus, and the risk that we may not achieve the anticipated cost savings and revenue increases from this initiative;

(25)	the impact on the valuation of our investments due to market volatility or counterparty payment risk;

(26)	the risks that the assumptions underlying our internal capital analysis are incorrect, and that we will require additional capital to satisfy regulatory capital thresholds in addition to the capital realized through the execution of Synovus’ capital plan announced on September 14, 2009;

(27)	the risk that, if the assumptions underlying our internal capital analysis are incorrect, we may be required to seek additional liquidity from external sources;

(28)	the costs of services and products to us by third parties, whether as a result of our financial condition, credit ratings, the way we are perceived by such parties, the economy or otherwise; and

(29)	other factors and other information contained in this document and in other reports and filings that Synovus makes with the SEC under the Exchange Act.
For a discussion of these and other risks that may cause actual results to differ from expectations, you should refer to the risk factors in our annual report on Form 10-K/A for the year ended December 31, 2008, this Report and our quarterly reports on form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 and our current report on Form 8-K filed on September 15, 2009 on file with the SEC. All written or oral forward-looking statements that are made by or are attributable to Synovus are expressly qualified by this cautionary notice. You should not place undue reliance on any forward-looking statements, since those statements speak only as of the date on which the statements are made. Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of new information or unanticipated events, except as may otherwise be required by law.

About Synovus
Synovus is a financial services holding company based in Columbus, Georgia, with approximately $35 billion in assets. Synovus provides integrated financial services including banking, financial management, insurance, mortgage, and leasing services through 30 wholly-owned subsidiary banks and other Synovus offices in Georgia, Alabama, South Carolina, Tennessee, and Florida. At September 30, 2009, our banks ranged in size from $241.0 million to $7.70 billion in total assets.
Executive Summary
The following narrative summarizes the significant trends affecting Synovus’ results of operations and financial condition for the nine and three months ended September 30, 2009. This overview supplements, and should be read in conjunction with, the condensed consolidated financial statements of Synovus and the notes thereto contained elsewhere in this Report.
Industry Overview
The first nine months of 2009 continue to reflect the adverse impact of severe macro economic conditions which have negatively impacted liquidity, credit quality and capital. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions. Financial institutions continue to experience significant declines in the value of collateral for real estate loans and heightened credit losses, which have resulted in record levels of nonperforming assets, charge-offs, foreclosures and losses on disposition of the underlying assets. Liquidity in the debt markets remains low in spite of efforts by the U.S. Department of the Treasury (Treasury) and the Federal Reserve Bank (Federal Reserve) to inject capital into financial institutions. The federal funds rate set by the Federal Reserve has remained at 0.25% since December 2008, following a decline from 4.25% to 0.25% during 2008 through a series of seven rate reductions.
It is uncertain how long the recessionary pressures will continue before the U.S. economy shows signs of a sustained recovery; however, some leading economic indicators suggest that the economy may remain challenging through the end of this year and into much of 2010. Accordingly, financial institutions like ours likely will continue to experience heightened credit losses and higher levels of nonperforming assets, charge-offs and foreclosures. In light of these conditions, financial institutions also face heightened levels of scrutiny and capital and liquidity requirements from federal and state regulators. These factors have negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive. As a result, financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

Strategic Initiatives
In 2008 and the first three quarters of 2009, Synovus has taken a number of steps to aggressively manage credit and capital and reduce expenses.
•	Aggressive management of credit issues — Synovus has taken a proactive approach to recognition and disposition of problem assets. During the nine and three month periods ended September 30, 2009, Synovus disposed of $849 million and $339 million, respectively, of nonperforming assets. The allowance and cumulative write-downs on nonperforming assets as a percentage of unpaid principal balance at September 30, 2009 was approximately 46%.

•	Expense reduction — In addition to managing credit quality, Synovus has reduced overall expenses and fundamental non-interest expenses in each of the last five quarters. Fundamental non-interest expense, which excludes other credit costs, FDIC insurance expense, restructuring charges, changes in the VISA litigation accrual and goodwill impairment expense, was down $33.9 million and $10.2 million, respectively, for the nine and three month periods ended September 30, 2009 as compared to the same periods in the prior year. See “Non-GAAP Financial Measures” in this Report.

•	Capital Plan — On September 14, 2009, Synovus announced that it would undertake certain initiatives that it expected would increase Synovus’ Tier 1 capital and improve its tangible common equity to tangible assets ratio (the “Capital Plan”). As of November 9, 2009, Synovus has substantially completed the execution of the Capital Plan, as described below:
o	On September 22, 2009, Synovus completed a public offering of 150,000,000 shares of common stock at a price of $4.00 per share, generating net proceeds of $570.9 million.

o	On November 4, 2009, Synovus completed the exchange of $29,820,000 in aggregate principal amount of its outstanding 4.875% Subordinated Notes Due 2013 for approximately 9.44 million shares of Synovus common stock.

o	On November 6, 2009, Synovus completed the sale of its remaining shares of Visa Class B common stock. Synovus expects to recognize a pre-tax gain of $51.9 million on the sale of the Visa Class B common stock during the three months ending December 31, 2009.
Through November 6, 2009, implementation of the Capital Plan has generated an aggregate of approximately $644 million of tangible common equity. Synovus presently expects to continue to work to identify, consider and pursue additional balance sheet optimization initiatives during the fourth quarter of 2009. In addition to these strategies, we may determine to pursue additional strategic initiatives in the future, whether as a result of the continuation or worsening of the current adverse market conditions and our resulting capital position, or as a result of regulatory pressures. See “Capital Resources and Liquidity”.
There can be no assurance that Synovus will realize the anticipated benefits of its strategic initiatives, including the Capital Plan, or that its regulators will be satisfied with such initiatives and plan and will not require Synovus to take further action. See Part II — Item 1A - “Risk Factors.”

Subsequent Events Impacting Results of Operations
On October 22, 2009, Synovus reported results of operations for the three and nine months ended September 30, 2009. After October 22, 2009, two events occurred which are required under U.S. generally accepted accounting principles (GAAP) to be reflected in Synovus’ results of operations for the nine and three months ended September 30, 2009. The events resulted in a $6.0 million reduction to the carrying value of certain private equity investments and the recording of a $10.5 million contingent liability relating to certain pending litigation. The net of tax impact of these two items, net of taxes, totaled $16.1 million. Accordingly, the net loss for the nine and three months ended September 30, 2009 increased to $1.16 billion and $439.8 million, respectively, as compared to the results originally reported on October 22, 2009. For further discussion of these items, see “Critical Accounting Policies – Private Equity Investments,” Part II – Item 1 – “Legal Proceedings,” and Note 11 to the unaudited consolidated financial statements in this Report.
Our Key Financial Performance Indicators
In terms of how we measure success in our business, the following are our key financial performance indicators:

• Capital Strength	• Loan Growth

• Liquidity	• Core Deposit Growth

• Credit Quality	• Fee Income Growth

• Net Interest Margin	• Expense Management
The net loss for the three months ended September 30, 2009 was $439.8 million, or $1.32 per common share. The results for the third quarter were impacted by a non-cash charge of approximately $155 million to record an increase in the valuation allowance for deferred tax assets. Total credit costs (including provision for losses on loans, losses on ORE, reserve for unfunded commitments and charges related to impaired loans held for sale) for the three months ended September 30, 2009 were $606.3 million, including provision for losses on loans of $496.5 million and costs related to foreclosed real estate of $101.4 million. The credit costs were largely driven by valuation charges on new nonperforming loans and existing nonperforming assets, as well as charges for estimated losses on future asset dispositions. Problem asset dispositions totaled $339 million in the third quarter.
Pre-tax, pre-credit costs income (which excludes provision for losses on loans, other credit costs, and certain other items), was $141.7 million, down $3.1 million from the second quarter of 2009. The net interest margin decreased one basis point to 3.22% compared to the second quarter of 2009. See “Non-GAAP Financial Measures” on page 83 of this report. The net interest margin in the third quarter was impacted by a net decrease in loans outstanding, an excess liquidity position, and the negative impact of nonperforming assets.
Core deposits continued their positive trend with 3.4% year-over-year growth. See “Non-GAAP Financial Measures” on page 83 of this report. Linked quarter core deposits were relatively flat, however, we successfully improved the mix of deposits by replacing higher priced time deposits with lower cost funding. On a sequential quarter basis, non-interest-bearing deposits grew at an annualized rate of 16.1%.
Fundamental non-interest expense (non-interest expense excluding other credit costs, FDIC insurance expense, restructuring charges, Visa litigation (recovery) expense, and goodwill impairment charges) continued to trend downward, declining $33.9 million, or 5.6%, and $10.2 million, or 5.1%, for the nine and three months ending September 30, 2009 as compared to the same periods in the prior year. See “Non-GAAP Financial Measures” on page 83 of this report. Reduced salaries and other personnel expense contributed significantly to the reduced expenses. Total employees (6,376 at September 30, 2009) are down 7.3% from year end 2008, and 13.0% from the peak level of 7,331 in the first quarter of 2008.
A summary of Synovus’ financial performance for the three and nine months ended September 30, 2009 and 2008, is set forth in the table below.
Financial Performance Summary

	Nine Months Ended			Three Months Ended
	September 30,			September 30,
(in thousands, except per share data)	2009	2008	Change	2009	2008	Change
Pre-tax, pre-credit costs income(1)	$421,835	508,733	(17.1%)	$147,734	162,218	(8.9%)
Net income (loss)	(1,160,782)	59,319	nm	(439,802)	(35,471)	nm
Net income (loss) available to common shareholders	(1,205,822)	52,972	nm	(453,805)	(40,121)	nm

Diluted earnings (loss) per share (EPS)	(3.60)	0.16	nm	(1.32)	(0.12)	nm

Provision for losses on loans	1,418,485	336,016	322.2%	496,522	151,351	228.1%

Non-interest income	287,384	346,630	(17.1%)	90,797	98,955	(8.2%)

Non-interest expense	979,127	742,422	31.9%	319,453	275,084	16.1%
Fundamental non-interest expense (1)(2)	571,251	605,193	(5.6%)	189,503	199,748	(5.1%)

Other credit costs (3)	340,324	84,094	304.7%	109,739	45,266	(142.4%)

			Sequential
	September 30,	June 30,	Quarter		September 30,	Year Over Year
	2009	2009	Change (4)		2008	Change
Loans, net of unearned income	$26,331,739	27,585,741	(18.0%)		$27,647,983	(4.8%)
Nonperforming assets	1,747,475	1,718,148	6.8%		996,686	75.3%
Core deposits (1)	22,414,855	22,429,173	(0.1%)		21,674,290	3.4%

Net interest margin	3.22%	3.23%	(1	)bp	3.42%	(20	)bp
Nonperforming assets ratio	6.58	6.17	41	bp	3.58	300	bp
Loans past due over 90 days and still accruing interest	0.17	0.11	6	bp	0.18	(1	)bp
Total past due loans and still accruing interest	1.35	1.20	15	bp	1.46	(11	)bp
Net charge-off ratio (quarter)	7.33	5.09	224	bp	1.53	580	bp
Net charge-off ratio (ytd)	5.30	4.31	99	bp	1.18	412	bp

Tier 1 capital	$2,974,066	2,862,225	15.5%		$2,842,587	4.6%
Tier 1 common equity	2,037,951	1,928,370	22.5%		2,881,634	(29.3%)
Total risk-based capital	3,927,752	3,836,405	9.5%		3,936,665	(0.2%)
Tier 1 capital ratio	10.48%	9.53%	95	bp	8.81%	167	bp
Tier 1 common equity ratio	7.18	6.42	76	bp	8.78	(160	)bp
Total risk-based capital ratio	13.84	12.77	107	bp	12.20	164	bp
Tangible common equity to tangible assets (1)	6.23	5.94	29	bp	8.49	(226	)bp
Tangible common equity to risk-weighted assets (1)	7.59	6.78	81	bp	8.90	(131	)bp

(1)	See reconciliation of non-GAAP Financial Measures on page 83.

(2)	Fundamental non-interest expense is comprised of total non-interest expense less other credit costs, FDIC insurance expense, restructuring charges, Visa litigation recovery, and goodwill impairment expense.

(3)	Other credit costs are comprised primarily of foreclosed real estate costs which also include the reserve for unfunded commitments, and charges related to other loans held for sale.

(4)	Percentages are annualized

nm = non meaningful

Critical Accounting Policies
The accounting and financial reporting policies of Synovus conform to GAAP and to general practices within the banking and financial services industries. Synovus has identified certain of its accounting policies as “critical accounting policies.” In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. The application of these policies has a significant impact on Synovus’ financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are applied in the application of these policies.
Allowance for Loan Losses
Notes 1 and 8 to Synovus’ consolidated financial statements in Synovus’ annual report on Form 10-K/A for the year ended December 31, 2008 contain a discussion of the allowance for loan losses. The allowance for loan losses at September 30, 2009 was $918.5 million.
The allowance for loan losses is a significant estimate and is regularly evaluated by Synovus for adequacy. The allowance for loan losses is determined based on an analysis which assesses the probable loss within the loan portfolio. The allowance for loan losses consists of two components: the allocated and unallocated allowances. Both components of the allowance are available to cover inherent losses in the portfolio. Significant judgments or estimates made in the determination of the allowance for loan losses consist of the risk ratings for loans in the commercial loan portfolio, the valuation of the collateral for loans that are classified as impaired loans, the qualitative loss factors, and management’s plan for disposition of nonperforming loans. In determining an adequate allowance for loan losses, management makes numerous assumptions, estimates and assessments. The use of different estimates or assumptions could produce different provisions for losses on loans.
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
Impaired Loans
Management considers a loan to be impaired when the ultimate collectability of all amounts due according to the contractual terms of the loan agreement are in doubt. A majority of our impaired loans are collateral-dependent. The net carrying amount of collateral-dependent impaired loans is equal to the lower of the loans’ principal balance or the fair value of the collateral (less estimated costs to sell) not only at the date at which impairment is initially recognized, but also at each subsequent reporting period. Accordingly, our policy requires that we update the fair value of the collateral securing collateral-dependent impaired loans each calendar quarter. Impaired loans, not including impaired loans held for sale, had a carrying value of $1.29 billion at September 30, 2009. Most of these loans are secured by real estate, with the majority classified as collateral-dependent loans. The fair value of the real estate securing these loans is generally determined based upon appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments, such as selling costs and anticipated sales values considering management’s plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals.
Total collateral dependent impaired loans had a carrying value of $1.00 billion at September 30, 2009. Estimated losses on collateral-dependent impaired loans are typically charged-off. At September 30, 2009, $776.6 million of impaired loans consisted of collateral-dependent impaired loans for which Synovus has recognized charge-offs and there is therefore no associated reserve. These loans are recorded at the lower of cost or estimated fair value of the underlying collateral net of selling costs. However, if a collateral-dependent loan is placed on impaired status at or near the end of a calendar quarter, management records an allowance for loan losses based on the loan’s risk rating while an updated appraisal is being obtained. The estimated losses on these loans are recorded as a charge-off during the following quarter after the receipt of a current appraisal or fair value estimate based on current market conditions, including absorption rates. Management does not expect a material difference between the current allocated allowance on these loans and the actual charge-off. Total impaired loans also include $287.3 million in loans which are not collateral dependent and for which impairment is measured based upon the present value of discounted cash flows.
During the second quarter of 2009, Synovus was able to significantly accelerate the pace of asset dispositions. This experience provided management a basis to estimate the loan sales (consisting primarily of nonperforming loans) that would be completed over the next two quarters. Based on this, the provision expense for the second quarter of 2009 included management’s estimate of the losses associated with these asset dispositions that were both probable and could be reasonably estimated as of June 30, 2009.
Problem loan dispositions completed during the three months ended September 30, 2009 totaled $187 million, in line with the previous quarter’s estimate. During the third quarter, management reassessed its estimate of losses associated with future asset dispositions that are both probable and can be reasonably estimated as of September 30, 2009. Based on this assessment, management concluded that the allowance for loan losses should reflect management’s estimate of probable losses to be incurred from loan sales during the fourth quarter of 2009 and first quarter of 2010. This resulted in an increase to the allowance for loan losses (and corresponding provision expense) of approximately $120 million during the third quarter of 2009.
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
Unallocated Component
The unallocated component of the allowance for loan losses is considered necessary to provide for certain environmental and economic factors that affect the probable loss inherent in the entire loan portfolio. Unallocated loss factors included in the determination of the unallocated allowance are economic factors, changes in the experience, ability, and depth of lending management and staff, and changes in lending policies and procedures, including underwriting standards. Certain macro- economic factors and changes in business conditions and developments could have a material impact on the collectability of the overall portfolio. As an example, a rapidly rising interest rate environment could have a material impact on certain borrowers’ ability to pay. The unallocated component is meant to cover such risks.
Other Real Estate
Other real estate (ORE), consisting of properties obtained through foreclosure or through an in-substance foreclosure in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors, or recent developments, such as management’s plans for disposition, which have resulted in adjustments to the value estimates indicated in certain appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of foreclosed real estate expense. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during 2008 and 2009. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate.
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
Synovus is considering the sale of all or a portion of its ownership interest in certain private equity investments. In accordance with the provisions of ASC 820-10-30-3, the transaction price would equal the exit price and therefore represent the fair value of the asset. During November 2009, Synovus received information which represents an estimate of the expected transaction price for the sale of these investments. Based on this information, Synovus updated its estimate of fair value for such investments, and recorded an unrealized loss of $6.0 million during the three months ended September 30, 2009.
Income Taxes
Synovus’ estimated income tax provision is based on the amount expected to be owed to or refunded from taxing jurisdictions in which it conducts business. Management evaluates the reasonableness of the effective tax rate based on current estimates of the amount and components of income, tax credits and statutory rates for the entire year. This analysis requires that management closely monitor income tax developments on both the state and federal level in order to evaluate the effect they may have on Synovus’ overall tax position.
Under provisions of ASC 740-30-25, companies are required to assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. Primarily as a result of increased credit losses, Synovus reached a three-year cumulative pre-tax loss position during the three months ended June 30, 2009. A cumulative loss position is considered significant negative evidence which is difficult to overcome in assessing the realizability of a deferred tax asset. As a result, beginning with the second quarter of 2009, Synovus is no longer considering future taxable income in determining the realizability of its deferred tax assets. Synovus’ estimate of the realization of its deferred tax assets is solely based on future reversals of existing taxable temporary differences and currently available tax planning strategies.
This change resulted in an increase in the deferred tax asset valuation allowance of approximately $173 million during the second quarter of 2009, and an effective tax rate of 18.6% for the first six months of 2009. The 18.6% effective tax rate was representative of the projected annual effective tax rate, which was largely determined based on management’s estimate of the pre-tax loss for the year.
During the three months ended September 30, 2009, management’s estimate of the anticipated pre-tax loss for the year increased. Based on the revised estimate, the effective tax rate for the year is estimated to be 14.4%. The gross deferred tax asset increased approximately $133 million during the quarter, and the related valuation allowance increase for the three months ended September 30, 2009 was approximately $155 million.
Based on current projections, Synovus estimates that the effective tax rate for the year ending December 31, 2009 will be approximately 14.4%. While there are many factors that could impact the actual effective tax rate, a significant factor is management’s projection of a pre-tax loss for the year. If the projected pre-tax loss varies significantly from current estimates, the actual effective tax rate could vary significantly. Specifically, if the actual pre-tax loss for the year exceeds the current estimate, the effective tax rate will be lower than 14.4%. Conversely, if the actual pre-tax loss for the year is lower than the current estimate, the effective tax rate will be higher than 14.4%.
See Notes 1 and 22 to Synovus’ consolidated financial statements in Synovus’ Annual Report on Form 10-K/A the year ended December 31, 2008 and Note 13 of this report for a discussion of income taxes.
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
Common Stock
On September 22, 2009, Synovus completed a public offering of 150,000,000 shares of Synovus’ $1.00 par value common stock at a price of $4.00 per share, generating proceeds of $570.9 million, net of issuance costs.
Exchange of Subordinated Debt for Common Stock
On November 5, 2009, Synovus completed its previously announced exchange offer (Exchange Offer) of $29,820,000 in aggregate principal amount of its outstanding 4.875% Subordinated Notes Due 2013 (the “Notes”). The notes exchanged in the Exchange Offer represent 12.6% of the $236,570,000 aggregate principal amount of the Notes outstanding prior to the Exchange Offer. Pursuant to the terms of the Exchange Offer, Synovus has issued approximately 9.44 million shares of the Company’s common stock as consideration for the Notes. The Exchange Offer resulted in a pre-tax gain of approximately $8.0 million which will be recorded during the fourth quarter of 2009.
Restructuring Charges
Restructuring charges represent severance and other project related costs incurred in conjunction with the implementation of Project Optimus (an initiative focused on operating efficiency gains and enhanced revenue growth) as well as severance costs associated with additional job function and position eliminations identified during 2009 as part of a continued effort to manage a leaner organization. Synovus expects to incur in total approximately $23.0 million in restructuring costs related to these efficiency efforts.
Project Optimus, launched in April 2008, is a team member-driven effort to create an enhanced banking experience for our customers and a more efficient organization that delivers greater value for Synovus shareholders. As a result of this process, Synovus announced in the third quarter of 2008 that it expects to achieve $75 million in annual run rate pre-tax earnings benefit by late 2010 through efficiency gains and new revenue growth initiatives. Revenue growth is expected primarily through new sales initiatives, improved product offerings and improved pricing strategies for consumer and commercial assets and liabilities. Cost savings are expected to be generated primarily through increased process efficiencies and streamlining of support functions. In conjunction with the project as well as the additional position eliminations identified during 2009, Synovus expects to incur restructuring charges of approximately $23 million including approximately $11.8 million in severance charges. During the nine and three months ended September 30, 2009, Synovus recognized $6.3 million and $(413) thousand in total restructuring (severance) charges. To date, $22.5 million in restructuring charges have been recognized related to these efficiency efforts including $11.3 million in severance charges.
Visa Initial Public Offering and Litigation Expense
Visa, Inc. completed an initial public offering (the Visa IPO) in March 2008. Visa used a portion of the proceeds from the Visa IPO to establish a $3.0 billion escrow for settlement of covered litigation and used substantially all of the remaining portion to redeem class B and class C shares held by Visa issuing members. During the three months ended March 31, 2008, Synovus recognized a pre-tax gain of $38.5 million on redemption proceeds received from Visa, Inc. and reduced the $36.8 million litigation accrual recognized in the second half of 2007 by $17.4 million for its membership proportion of the $3.0 billion escrow funded by Visa, Inc. During September 2008, Visa announced the settlement of its Discover litigation for approximately $1.74 billion. Synovus increased its litigation accrual by $6.3 million for its membership proportion of the incremental amount of the final Discover settlement over the previously estimated amount for the Discover settlement. During December 2008, Visa deposited $1.10 billion into the litigation escrow, effectively representing a repurchase of Class B common stock on an as-converted basis. Synovus reduced its litigation accrual by $6.4 million for its membership proportion of the amount deposited to the litigation escrow. During July 2009, Visa deposited $700 million to the litigation escrow, effectively representing a repurchase of Class B common stock on an as-converted basis. Synovus reduced its litigation accrual by $4.1 million for its membership proportion of the amount deposited to the litigation escrow.
At September 30, 2009, Synovus’ accrual for the aggregate amount of Visa’s covered litigation was $15.2 million. For the nine months ended September 30, 2008, the redemption of shares and changes to the accrued liability for Visa litigation resulted in a gain of $30.2 million, net of tax, or $0.09 per diluted share.
On November 6, 2009, Synovus completed the sale of its remaining shares of Visa Class B common stock to a qualified Visa member. Synovus expects to recognize a pre-tax gain of $51.9 million on the sale of the Class B shares during the three months ending December 31, 2009. Visa’s Class B shares are subject to restrictions on sale (other than to other qualified Visa members) prior to the latter of March 25, 2011 or Visa’s settlement of all covered litigation. Upon the lifting of restrictions, the Class B shares will convert into Class A shares, which may be sold in the open market, based on a conversion ratio calculated by Visa. The conversion ratio decreases when Visa converts Class B shares for sale as loss shares to fund the escrow for covered litigation, and may increase if the litigation escrow includes excess funds following settlement of all covered litigation. In conjunction with sale of the Class B shares, Synovus has entered into an agreement which provides for payments between Synovus and the buyer for future changes in the conversion ratio. Synovus is required to post collateral in connection with expected future settlements under the agreement.

Balance Sheet
During the first nine months of 2009, total assets decreased by $1.17 billion. The principal components of this decrease were a $1.91 billion decrease in loans, net of unearned income and allowance for loan losses, a $471.2 million decrease in investment securities available for sale, and a $208.0 million decrease in federal funds sold and securities purchased under resale agreements, which were offset in part by a $1.62 billion increase in interest bearing funds with the Federal Reserve Bank. The decrease in net loans reflects a slower demand for loans in the current economic downturn as well as an increase of $320.2 million in the allowance for loan losses and approximately $504.3 million of loans that were foreclosed and transferred to other real estate. The decline in investment securities available for sale includes maturities and mortgage backed security payoffs which were not reinvested. The increase in funds with the Federal Reserve Bank is the result of liquidity generated by declines in loan and investment security balances, and also includes $570.9 million of net proceeds from common stock issued in September of 2009.
Fair Value Accounting
ASC 820-10 establishes a framework for measuring fair value in accordance with U.S. GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. ASC 825-10-15 permits entities to make an irrevocable election, at specified election dates, to measure eligible financial instruments and certain other items at fair value. Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Fair value is used on a non-recurring basis for collateral-dependent impaired loans and other real estate. Examples of recurring use of fair value include trading account assets, mortgage loans held for sale, investment securities available for sale, private equity investments, derivative instruments, and trading account liabilities. The extent to which fair value is used on a recurring basis was expanded upon the adoption of the provisions of ASC 825-10, effective on January 1, 2008. At September 30, 2009, approximately $4.97 billion, or 14.4% compared to $5.09 billion, or 14.2% at December 31, 2008, of total assets were recorded at fair value, which includes items measured on a recurring and non-recurring basis.
Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with ASC 820-10 requires that a number of significant judgments be made. The standard also establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Synovus has an established and well-documented process for determining fair values and fair value hierarchy classifications. Fair value is based upon quoted market prices, where available (Level 1). Where prices for identical assets and liabilities are not available, ASC 820-10 requires that similar assets and liabilities are identified (Level 2). If observable market prices are unavailable or impracticable to obtain, or similar assets cannot be identified, then fair value is estimated using internally-developed valuation modeling techniques such as discounted cash flow analyses that primarily use as inputs market-based or independently sourced market parameters (Level 3). These modeling techniques incorporate assessments regarding assumptions that market participants would use in pricing the asset or the liability. The assessments with respect to assumptions that market participants would make are inherently difficult to determine and use of different assumptions could result in material changes to these fair value measurements.

The following tables summarize the assets accounted for at fair value on a recurring basis by level within the valuation hierarchy at September 30, 2009 and December 31, 2008.

				Total
				Assets
				Held at
				Fair Value
				On the
				Balance
(dollars in millions)	Level 1	Level 2	Level 3	Sheet
Trading account assets	9%	91	—	$13.4
Mortgage loans held for sale		100	—	112.1
Investment securities available for sale:
U.S. Treasury securities	100	—	—	20.8
Other U.S. Government agency securities	—	100	—	1,096.6
Government agency issued mortgage-backed securities	—	100	—	1,967.7
Government agency issued collateralized mortgage obligations	—	100	—	95.5
State and municipal securities	—	100	—	99.3
Equity securities	26	—	74	10.6
Other investments	—	—	100	8.1

Total investment securities available for sale	1	99	—	3,298.8
Private equity investments	—	—	100	127.8
Derivative assets	—	99	1	142.6

Total				$3,694.7

Level 3 assets as a percentage of total assets measured at fair value				3.95%

				Total
				Assets
				Held at
				Fair Value
				On the
				Balance
(dollars in millions)	Level 1	Level 2	Level 3	Sheet
Trading account assets	2%	98	—	$24.5
Mortgage loans held for sale	—	100	—	133.6
Investment securities available for sale:
U.S. Treasury securities	100	—	—	4.6
Other U.S. Government agency securities	—	100	—	1,552.6
Government agency issued mortgage-backed securities	—	100	—	1,956.0
Government agency issued collateralized mortgage obligations	—	100	—	116.4
State and municipal securities	—	100	—	123.3
Equity securities	34	—	66	8.2
Other investments	—	—	100	8.9

Total investment securities available for sale	—	99	1	3,770.0
Private equity investments	—	—	100	123.5
Derivative assets	—	99	1	307.8

Total				$4,359.4

Level 3 assets as a percentage of total assets measured at fair value				3.22%

The following tables summarize the liabilities accounted for at fair value on a recurring basis by level within the valuation hierarchy at September 30, 2009 and December 31, 2008.

				Total
				Liabilities
				Held at
				Fair Value
				On the
				Balance
(dollars in millions)	Level 1	Level 2	Level 3	Sheet
Trading account liabilities	—%	100	—	$6.9
Derivative liabilities	—	100	—	118.3

Total				$125.2

Level 3 liabilities as a percentage of total assets measured at fair value				0%

				Total
				Liabilities
				Held at
				Fair Value
				On the
				Balance
(dollars in millions)	Level 1	Level 2	Level 3	Sheet
Brokered certificates of deposit	—%	100	—	$75.9
Trading account liabilities	—	100	—	17.3
Derivative liabilities	—	100	—	206.3

Total				$299.5

Level 3 liabilities as a percentage of total assets measured at fair value				0%
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
Valuation methodologies are reviewed each quarter to ensure that fair value estimates are appropriate. Any changes to the valuation methodologies are reviewed by management to confirm the changes are justified. As markets and products develop and the pricing for certain products becomes more or less transparent, Synovus continues to refine its valuation methodologies. For a detailed discussion of valuation methodologies, refer to Note 11 to the consolidated financial statements (unaudited) as of and for the nine and three months ended September 30, 2009.
Trading Account Assets
The trading account assets portfolio is substantially comprised of mortgage-backed securities which are bought and held principally for sale and delivery to correspondent and retail customers of Synovus. Trading account assets are reported on the consolidated balance sheets at fair value, with unrealized gains and losses included in other non-interest income on the consolidated statements of income. Synovus recognized a net gain on trading account assets of $4.7 million and $2.2 million for the nine and three months ended September 30, 2009, respectively, compared to a net gain of $1.2 million and a net gain of $667 thousand for the same periods in the prior year.
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
During the nine and three months ended September 30, 2009, Synovus transferred loans with a cost basis totaling $199.0 million and $101.5 million to the other loans held for sale portfolio, respectively. Synovus recognized charge-offs on these loans totaling $80.8 million and $30.6 million for the nine and three months ended September 30, 2009, respectively. These charge-offs, which resulted in a new cost basis of $118.2 million and $70.9 million for the loans transferred during the nine and three months ended September 30, 2009, respectively, were based on the estimated sales price of the loans at the time of transfer. Subsequent to their transfer to the other loans held for sale portfolio, Synovus foreclosed on certain other loans held for sale and transferred foreclosed assets of $1.7 million to other real estate during the nine months ended September 30, 2009.

Other Real Estate
ORE, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources and recent sales history, adjusted for estimated selling costs. Management also considers other factors or recent developments such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management plans for disposition, which have resulted in adjustment to the collateral value estimates indicated in certain appraisals. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is recorded as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of non-interest expense.
The carrying value of ORE was $187.5 million and $246.1 million at September 30, 2009 and December 31, 2008, respectively. During the nine months ended September 30, 2009, approximately $504.3 million of loans and $1.7 million of other loans held for sale were foreclosed and transferred to other real estate. During the nine months ended September 30, 2009 and 2008, Synovus recognized foreclosed real estate expenses of $320.2 million and $64.8 million, respectively. These costs primarily consist of charges related to declines in fair value or reductions in estimated realizable value subsequent to the date of foreclosure.

Loans
The following table compares the composition of the loan portfolio at September 30, 2009, December 31, 2008, and September 30, 2008.

(dollars in thousands)	Total Loans			Total Loans
			September 30,		September 30,
			2009 vs.		2009 vs.
			Dec. 31,		September 30,
	September 30,	Dec. 31,	2008	September 30,	2008
Loan Type	2009	2008	% Change(1)	2008	% Change
Multi-family	$864,849	589,708	62.4%	$565,937	52.8%
Hotels	1,023,492	965,886	8.0	818,328	25.1
Office building	1,075,011	1,036,837	4.9	1,000,245	7.5
Shopping centers	1,078,436	1,090,807	(1.5)	1,024,988	5.2
Commercial development	699,532	763,962	(11.3)	811,172	(13.8)
Warehouses	497,062	461,402	10.3	453,672	9.6
Other investment property	580,696	614,149	(7.3)	613,333	(5.3)

Total Investment Properties	5,819,078	5,522,751	7.2	5,287,675	10.0

1-4 family construction	991,368	1,611,779	(51.5)	1,750,756	(43.4)
1-4 family perm/ mini-perm	1,355,111	1,441,798	(8.0)	1,411,783	(4.0)
Residential development	1,521,939	2,123,669	(37.9)	2,231,299	(31.8)

Total 1-4 Family Properties	3,868,418	5,177,246	(33.8)	5,393,838	(28.3)

Land Acquisition	1,485,568	1,620,370	(11.1)	1,636,548	(9.2)

Total Commercial Real Estate	11,173,064	12,320,367	(12.5)	12,318,061	(9.3)

Commercial, financial, and agricultural	6,328,176	6,747,928	(8.3)	6,728,621	(6.0)
Owner-occupied	4,587,747	4,499,339	2.6	4,313,167	6.4

Total Commercial and Industrial	10,915,923	11,247,267	(3.9)	11,041,788	(1.1)

Home equity	1,729,458	1,725,075	0.3	1,682,598	2.8
Consumer mortgages	1,667,593	1,763,449	(7.3)	1,761,057	(5.3)
Credit card	288,147	295,055	(3.1)	291,162	(1.0)
Other retail loans	579,797	606,347	(5.9)	595,220	(2.6)

Total Retail	4,264,995	4,389,926	(3.8)	4,330,037	(1.5)

Unearned Income	(22,243)	(37,383)	(54.1)	(41,903)	(46.9)

Total	$26,331,739	27,920,177	(7.6)%	$27,647,983	(4.8)%

(1)	Percentage changes are annualized.
At September 30, 2009, loans outstanding were $26.33 billion, a decrease of $1.32 billion, or 4.8%, compared to September 30, 2008. On a sequential quarter basis, total loans outstanding declined by $1.25 billion or 18.0% annualized.
At September 30, 2009, Synovus had 40 loan relationships with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at September 30, 2009 was approximately $70 million.

Loans by Type
Loans for investment property increased by $296.3 million, or 7.2% annualized, from December 31, 2008, and increased $531.4 million, or 10.0%, compared to September 30, 2008. The primary loan categories contributing to the growth within the investment property portfolio were within the multi-family and hotel categories. The growth in the investment property portfolio during the first nine months of 2009 is primarily due to the funding of credit enhancement letters of credit of $221.5 million as well as advances on existing commitments. In addition, the continued impact of a lack of exit capabilities in the market place with commercial mortgage-backed securities (CMBS), where borrowers have historically secured permanent financing, has increased the duration of the investment property portfolio. The unfunded commitments for investment property loans decreased from approximately $680 million at December 31, 2008 to approximately $260 million at September 30, 2009.
Residential construction and development loans at September 30, 2009 were $2.51 billion, down 43.7% annualized from December 31, 2008, and accounted for 9.5% of total loans outstanding as of September 30, 2009. The following table shows the composition of the residential construction and development portfolio as of September 30, 2009:

	September 30, 2009
		% of Total
	Residential	Residential
	Construction	Construction
	and	and
	Development	Development
(dollars in thousands)	Total Loans	Portfolio
Georgia	$1,239,197	49.3%
Atlanta	535,941	21.3
Florida	284,376	11.3
West Coast of Florida	207,073	8.2
South Carolina	636,446	25.3
Tennessee	76,606	3.0
Alabama	276,682	11.1

Total	$2,513,307	100.0%

Retail loans at September 30, 2009 totaled $4.26 billion, representing 16.2% of the total loan portfolio. Total retail loans decreased by 1.5% compared to September 30, 2008 and declined at an annualized rate of 3.8% since December 31, 2008, led principally by a decline in consumer mortgage and other consumer loans, and was partially offset by an increase in small business loans, which are a component of other retail loans. The retail loan portfolio credit scores were updated as of June 30, 2009. There was no material migration within the retail loan portfolio. These loans are primarily extended to customers who have an existing banking relationship with Synovus. The home equity loan portfolio consists primarily of loans with strong credit scores (average beacon score of 745 at September 30, 2009), conservative debt-to-income ratios (average debt to income of 28.7% at September 30, 2009), and appropriate loan-to-value ratios (maximum of 89.9%). The utilization rate (total amount outstanding as a percentage of total available lines) of this portfolio was approximately 62% at September 30, 2009, compared to 60% a year ago.

Credit Quality
The allowance for loan losses at September 30, 2009 was $918.5 million, or 3.49% of total loans, compared to $918.7 million, or 3.33% of total loans, in the prior quarter. The allowance for loan losses at September 30, 2009 includes estimated losses on problem loans which are planned for disposition during the fourth quarter of 2009 and first quarter of 2010. Nonperforming assets increased by $29.3 million and total past due loans still accruing interest as a percentage of outstanding loans increased from 1.20% to 1.35%, or $24.7 million, as compared to June 30, 2009.
During the third quarter of 2009, Synovus completed sales of problem assets totaling approximately $339 million as compared to sales of $404 million in the second quarter of 2009. Asset sales for the third quarter were comprised of approximately $226 million of residential real estate loans and ORE properties, $46 million of investment real estate loans and ORE properties, and $67 million of loans and ORE properties which are primarily comprised of owner occupied commercial and industrial loans and land acquisition loans. Approximately 40% of these asset sales were from the Atlanta market. While it is very difficult to predict the volume or speed of the migration of performing loans to problem assets, and while market conditions, regulatory directives and a number of other factors may ultimately effect that migration and the attractiveness of selling problem assets, we presently believe that we are on track with our plan to sell a total of $600 million in problem assets during the third and fourth quarters of 2009.
Total credit costs for the quarter ended September 30, 2009 were $606.3 million, including provision for losses on loans of $496.5 million and expenses related to foreclosed real estate of $101.4 million. The credit costs were largely driven by valuation charges on new nonperforming loans and existing nonperforming assets, as well as charges for estimated losses on future asset dispositions. For a further discussion of the potential impact of additional credit losses on our results of operations and capital, see “Capital Resources and Liquidity” and the risk factors in Part II — Item 1A — “Risk Factors” elsewhere in this Report.
Nonperforming Assets
Total nonperforming assets were $1.75 billion at September 30, 2009 compared to $1.72 billion at June 30, 2009. Additions to nonperforming loans during the third quarter were $756.4 million, down slightly from second quarter additions of $764.8 million and significantly down from first quarter additions of $938.6 million. Based upon current projections, management presently expects that the level of gross additions to nonperforming loans will remain elevated in the fourth quarter, but may be somewhat lower than third quarter levels. Total allowance and cumulative write-downs on nonperforming assets as a percentage of unpaid principal balance at September 30, 2009 were approximately 46%. At September 30, 2009, approximately 58.6% of total nonperforming assets are in the Atlanta, South Carolina and West Florida markets (31.1%, 14.5%, and 13.0%, respectively).
During the third quarter of 2009, Synovus revised its definition of nonperforming loans to exclude accruing restructured loans. Such loans are not considered to be nonperforming because they are performing in accordance with the restructured terms. Management believes that this change better aligns our definition of nonperforming loans and nonperforming assets with the definition used by our peers and therefore improves the comparability of this measure across the industry. All prior periods presented have been reclassified to conform to the new presentation. See footnote (5) under the credit quality metrics table on page 60 for further details. Accruing restructured loans were approximately $193 million at September 30, 2009, compared to $18 million at June 30, 2009. At September 30, 2009, the allowance for loan losses allocated to these accruing restructured loans was approximately $29.7 million. The increase in accruing restructured loans since the prior quarter is directly related to the challenges our commercial customers continue to face in the current economic environment and Synovus’ efforts to work with creditworthy customers to find solutions that are in the best interest of both the customer and Synovus.

The following table shows the composition of the residential construction and development nonperforming loan portfolio as of September 30, 2009. The Atlanta market represents 35% of total nonperforming loans in the residential construction and development portfolio as of September 30, 2009.

	September 30, 2009
		% of Total
	Residential	Residential
	Construction	Construction
	and	and
	Development	Development
(dollars in thousands)	NPL	NPL
Georgia	$412,121	69.0%
Atlanta	210,640	35.3
Florida	53,901	9.0
West Florida	42,214	7.1
South Carolina	90,821	15.2
Tennessee	19,129	3.2
Alabama	21,496	3.6

Consolidated	$597,468	100.0%

Charge-Offs
Net charge-offs for the three months ended September 30, 2009 were $496.8 million, an increase of $391.4 million compared to the same period a year ago and an increase of $141.6 million compared to the second quarter of 2009. The third quarter charge-offs included approximately $135 million related to fair value write-downs on existing nonperforming loans, $119 million related to impairment on new loans and $76 million related to charge-offs on loan dispositions. Given the elevated level of charge-offs recorded during the third quarter as well as the fact that, as of September 30, 2009, the allowance and cumulative write-downs on nonperforming assets as a percentage of unpaid principal balance was approximately 46%, management presently anticipates that the level of net charge-offs should decline in future periods.
Net charge-offs for the nine months ended September 30, 2009 were $1.10 billion, an increase of $858.5 million compared to the same period in the prior year. The annualized net charge-off ratio for the nine months ended September 30, 2009 was 5.30% compared to 1.18% for the same period in 2008 and 1.71% for the year ended December 31, 2008.
The following tables show net charge-offs by geography and type for the three and nine months ended September 30, 2009. Residential construction and development loans continue to be the largest component of credit losses with Atlanta losses leading that category with $61 million in current period charge-offs:
Net charge-offs by geography

	September 30, 2009
	Three Months	Nine Months
(in thousands)	Ended	Ended
Atlanta	$109,770	350,837
West Florida	103,504	176,323
South Carolina	115,761	242,243
Other	167,742	328,912

Consolidated	$496,777	1,098,315

Net charge-offs by type

(dollars in thousands)	September 30, 2009
	Three Months Ended		Nine Months Ended
		% of Average		% of Average
	Net	Loans for the	Net	Loans for the
Loan Type	Charge-Offs	Quarter	Charge-Offs	Quarter
Investment properties	$57,364	3.9%	$121,110	2.8%
1 — 4 Family properties	237,360	24.3	535,773	18.5
Land for future development	72,749	19.4	155,376	14.0

Total commercial real estate	367,473	13.1	812,259	9.7
Commercial and industrial	94,905	3.5	209,763	2.6
Retail	34,399	3.2	76,293	2.4

Total	$496,777	7.3%	$1,098,315	5.3%

Provision Expense and Allowance for Loan Losses
Provision expense for the nine months ended September 30, 2009 was $1.42 billion, an increase of $1.08 billion compared to the same period in the prior year. Total provision expense for the three months ended September 30, 2009 was $496.5 million, an increase of $345.2 million compared to the same period in the prior year. The increase in both periods was primarily driven by increases in nonperforming loans and charges associated with declines in the fair value of existing impaired loans, which consider estimated losses from note sales. Another significant component of the year to date increase was losses from note sales completed during the second quarter of 2009.
The allowance for loan losses was $918.5 million, or 3.49% of net loans, at September 30, 2009 compared to $918.7 million, or 3.33% of net loans at June 30, 2009, and $598.3 million, or 2.14% of net loans, at December 31, 2008.
The allowance for loan losses to nonperforming loans coverage was 60.46% at September 30, 2009, compared to 65.00% at December 31, 2008. Synovus evaluates loans for impairment when the ultimate collectability of all amounts due, according to contractual terms of the loan agreement, is in doubt. Upon the determination of impairment for a collateral-dependent loan, the amount of impairment (the excess of carrying value of the loan above estimated fair value of the collateral less estimated selling costs) is charged off. As a result, the coverage ratio is impacted by the level of nonperforming loans as well as the level of collateral-dependent impaired loans for which charge-offs have been recorded and there is therefore no associated reserve. During times when nonperforming loans are not significant, this coverage ratio — which measures the allowance for loan losses (for the entire loan portfolio) against a small nonperforming loans total — appears very large. As nonperforming loans increase, this ratio will decline even with significant incremental additions to the allowance.
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

The table below includes selected credit quality metrics.

(dollars in thousands)	September 30,	June 30,	March 31,	December 31,	September 30,
	2009	2009	2009	2008	2008
Nonperforming loans(1) (4)	$1,519,049	1,472,242	1,415,269	920,506	768,050
Impaired loans held for sale (2)	40,932	34,938	22,750	3,527	13,554
Other real estate	187,494	210,968	287,246	246,121	215,082

Nonperforming assets(3) (4)	$1,747,475	1,718,148	1,725,265	1,170,154	996,686

Net charge-offs — quarter	$496,777	355,224	246,314	229,402	105,328
Net charge-offs/Avg. loans — quarter (5)	7.33%	5.09	3.53	3.25	1.53

Net charge-offs — YTD	$1,098,315	601,541	246,314	469,195	239,793
Net charge-offs/Avg. loans — YTD (5)	5.30%	4.31	3.53	1.71	1.18

Loans over 90 days past due and still accruing	$43,816	31,018	31,316	38,794	49,868
As a % of loans	0.17%	0.11	0.11	0.14	0.18

Total past due loans and still accruing	$356,456	331,731	587,014	362,538	403,180
As a % of loans	1.35%	1.20	2.12	1.30	1.46

Restructured loans (accruing)	$192,559	18,025	25,919	1,202	1,900

Allowance for loan losses	$918,468	918,723	642,422	598,301	463,836
Allowance for loan losses as a % of loans	3.49%	3.33	2.32	2.14	1.68
Nonperforming loans as a % of total loans	5.77%	5.34	5.10	3.30	2.78
Nonperforming assets as a % of total loans, other loans held for sale, and ORE	6.58%	6.17	6.15	4.15	3.58

Allowance to nonperforming loans	60.46%	62.40	45.39	65.00	60.39

Collateral-dependent impaired loans(6)	$1,004,828	971,909	953,126	718,068	609,181

(1)	Allowance and cumulative write-downs on nonperforming loans as a percentage of unpaid principal balance at September 30, 2009 was approximately 42% compared to 36% at June 30, 2009.

(2)	Represent only the impaired loans that are intended to be sold. Impaired loans held for sale are carried at the lower of cost or fair value.

(3)	Allowance and cumulative write-downs on nonperforming assets as a percentage of unpaid principal balance at September 30, 2009 was approximately 46%.

(4)	During the third quarter of 2009, Synovus revised its definition of nonperforming assets to exclude loans that have been restructured and remain on accruing status. These loans are not considered to be nonperforming because they are performing in accordance with the restructured terms. Management believes that this change better aligns our definition of nonperforming loans and nonperforming assets with the definition used by our peers and therefore improves the comparability of this measure across the industry. All prior periods presented have been reclassified to conform to the new presentation.

(5)	Ratio is annualized.

(6)	Collateral-dependent impaired loans for which there was no associated reserve were: $776.6 million at September 30, 2009; $674.6 million at June 30, 2009; $785.0 million at of March 31, 2009; $618.2 million at of December 31, 2008; and $540.7 million at September 30, 2008.

Management continuously monitors nonperforming and past due loans in an effort to mitigate further deterioration regarding the condition of these loans. Potential problem loans are defined as certain loans where there is information about possible credit problems of borrowers which causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms. The definition is believed to be substantially consistent with the bank regulatory classification of substandard. In addition to accruing loans 90 days past due, Synovus had approximately $1.25 billion of potential problem commercial and commercial real estate loans at September 30, 2009 as compared to approximately $730 million at June 30, 2009. The current expectation of losses from potential problem loans has been included in management’s analysis for assessing the adequacy of the allowance for loan losses. At September 30, 2009, the allowance for loan losses allocated to these potential problem loans was approximately $179 million. The increase in potential problem loans is primarily related to credits within the residential and commercial development categories. We cannot predict at this time whether these potential problem loans ultimately will become problem loans or result in losses to us.

The table below includes selected credit quality metrics for the commercial real estate portfolio. The data by geographic location is primarily based on regulatory reporting.

(dollars in thousands)
	As of					West	South
CRE Loan Type	Date	Total	Georgia	Atlanta	Florida	Florida	Carolina	Tennessee	Alabama
Total investment properties
Balance outstanding	09/30/09	$5,819,078	3,429,368	955,328	830,302	661,366	671,994	227,907	659,507
% of total CRE		52.1%	53.9	47.0	55.6	55.9	40.0	63.7	51.4
% of loan type		100.0%	58.9	16.4	14.3	11.4	11.6	3.9	11.3
Delinquency rates(1) :
30-89 days	09/30/09	0.8%	0.9	2.1	1.3	1.6	0.8	0.3	0.2
	12/31/08	0.5	0.6	0.7	0.9	1.0	0.3	0.5	0.2
≥ 90 days	09/30/09	0.1	0.2	0.7	—	—	—	—	—
	12/31/08	0.1	0.2	0.4	—	—	0.1	—	—
Accruing past due 90 days	09/30/09	$8,347	8,347	6,369	—	—	—	—	—
	12/31/08	6,918	6,298	4,808	—	—	620	—	—
NonAccrual loans	09/30/09	354,395	279,733	40,115	36,873	31,661	17,509	3,746	16,533
	12/31/08	60,529	13,746	12,297	27,372	27,372	15,832	110	3,469

Total 1-4 family properties
Balance outstanding	09/30/09	$3,868,418	2,011,638	706,811	435,038	323,925	803,177	107,156	511,409
% of total CRE		34.6%	31.7	34.7	29.1	27.4	47.8	30.0	39.9
% of loan type		100.0%	52.0	18.3	11.2	8.4	20.8	2.8	13.2
Delinquency rates(1) :
30-89 days	09/30/09	2.4%	3.3	7.0	2.3	1.7	0.9	0.7	1.8
	12/31/08	2.4	3.0	4.7	4.2	3.6	0.9	0.4	0.5
≥ 90 days	09/30/09	0.1	0.1	0.2	0.2	0.3	0.1	—	—
	12/31/08	0.2	0.3	0.4	—	—	—	—	—
Accruing past due 90 days	09/30/09	$3,762	2,203	1,245	840	840	698	—	21
	12/31/08	9,780	9,039	5,520	183	47	460	58	40
NonAccrual loans	09/30/09	666,800	453,969	228,897	60,286	48,229	107,470	19,111	25,964
	12/31/08	539,782	420,203	240,600	55,928	51,444	20,410	11,576	31,665

Land acquisition
Balance outstanding	09/30/09	$1,485,568	916,565	372,491	229,262	196,810	205,958	22,517	111,266
% of total CRE		13.3%	14.4	18.3	15.3	16.7	12.2	6.3	8.7
% of loan type		100.0%	61.7	25.1	15.4	13.2	13.9	1.5	7.5
Delinquency rates(1) :
30-89 days	09/30/09	1.9%	1.8	2.7	0.1	0.2	3.3	3.9	3.6
	12/31/08	2.0	2.7	3.0	1.5	1.6	0.3	—	0.5
≥ 90 days	09/30/09	0.5	0.7	0.1	0.1	0.1	0.4	—	—
	12/31/08	—	—	—	—	—	—	—	—
Accruing past due 90 days	09/30/09	$7,294	6,270	242	168	168	856	—	—
	12/31/08	300	282	157	—	—	18	—	—
NonAccrual loans	09/30/09	201,769	130,776	85,058	42,437	41,767	17,850	2,619	8,087
	12/31/08	106,865	75,014	57,708	23,876	23,078	1,726	2,425	3,824

Total commercial real estate
Balance outstanding	09/30/09	$11,173,064	6,357,571	2,034,631	1,494,602	1,182,101	1,681,129	357,580	1,282,182
% of total CRE		100.0%
% of loan type		100.0%	56.9	18.2	13.4	10.6	15.0	3.2	11.5
Delinquency rates(1) :
30-89 days	09/30/09	1.5%	1.8	4.0	1.4	1.4	1.2	0.6	1.1
	12/31/08	1.5	1.9	2.9	2.1	2.0	0.6	0.4	0.3
≥ 90 days	09/30/09	0.2	0.3	0.4	0.1	0.1	0.1	—	—
	12/31/08	0.1	0.2	0.4	—	—	0.1	—	—
Accruing past due 90 days	09/30/09	$19,403	16,820	7,856	1,008	1,008	1,554	—	21
	12/31/08	16,998	15,619	10,485	183	47	1,098	58	40
NonAccrual loans	09/30/09	1,222,964	864,478	354,071	139,597	121,657	142,829	25,476	50,585
	12/31/08	707,176	508,963	310,605	107,176	101,894	37,968	14,112	38,958

(1)	Excludes non-accruing loans.

The table below shows credit quality measures for the investment property loan portfolio as of September 30, 2009.

	Outstanding		30+ Past Due
(dollars in thousands)	Balance	NPL Ratio	Ratio
Multi-family	$864,849	1.1%	1.2
Hotels	1,023,492	22.5	0.1
Office buildings	1,075,011	1.2	0.9
Shopping centers	1,078,436	2.0	1.4
Commercial development	699,532	8.5	2.4
Warehouses	497,062	1.8	0.0
Other investment property	580,696	2.1	0.8

Total investment property loans	$5,819,078	6.1%	1.0

The table below shows credit quality measures for the commercial and industrial loan portfolio as of September 30, 2009.

	Outstanding		30+ Past Due
(dollars in thousands)	Balance	NPL Ratio	Ratio
Commercial, financial and agricultural	$6,328,176	2.62%	0.98
Owner occupied real estate	4,587,747	1.45	0.72

Total commercial and industrial loans	$10,915,923	2.13%	0.87

The table below shows credit quality measures for the retail loan portfolio as of September 30, 2009.

	Outstanding		30+ Past Due
(dollars in thousands)	Balance	NPL Ratio	Ratio
Home equity lines	$1,729,458	0.87%	0.86
Consumer mortgage	1,667,593	2.49	2.19
Small business	176,784	1.32	1.41
Credit card	288,147	0.00	3.85
Other consumer loans	403,013	1.20	1.57

Total retail loans	$4,264,995	1.50%	1.67

The following table shows the composition of the loan portfolio and nonperforming loans (classified by loan type) as of September 30, 2009:

(dollars in thousands)				% of
			Total	Total
		% of	Non-	Non-
		Total Loans	Performing	Performing
Loan Type	Total Loans	Outstanding	Loans	Loans
Multi-family	$864,849	3.3%	$9,074	0.6%
Hotels	1,023,492	3.9	230,307	15.2
Office buildings	1,075,011	4.1	13,059	0.9
Shopping centers	1,078,436	4.1	21,546	1.4
Commercial development	699,532	2.6	59,168	3.9
Warehouses	497,062	1.9	9,081	0.6
Other investment property	580,696	2.2	12,160	0.8

Total Investment Properties	5,819,078	22.1	354,395	23.4

1-4 family construction	991,368	3.8	226,653	14.9
1-4 family perm/mini-perm	1,355,111	5.1	69,332	4.6
Residential development	1,521,939	5.8	370,815	24.4

Total 1-4 Family Properties	3,868,418	14.7	666,800	43.9

Land Acquisition	1,485,568	5.6	201,769	13.2

Total Commercial Real Estate	11,173,064	42.4	1,222,964	80.5

Commercial, financial, and agricultural	6,328,176	24.0	165,846	10.9
Owner-occupied	4,587,747	17.5	66,449	4.4

Total Commercial and Industrial Loans	10,915,923	41.5	232,295	15.3

Home equity	1,729,458	6.6	15,119	1.0
Consumer mortgages	1,667,593	6.3	41,493	2.7
Credit card	288,147	1.1	—	—
Other retail loans	579,797	2.2	7,178	0.5

Total Retail	4,264,995	16.2	63,790	4.2

Unearned Income	(22,243)	(0.1)	—	—

Total	$26,331,739	100.0%	$1,519,049	100.0%

Deposits
The following table presents the composition of deposits:

	September 30,	December 31,	September 30,
(in thousands)	2009	2008	2008
Non-interest bearing demand deposit accounts	$4,018,045	3,563,619	3,479,314
Money market accounts	7,738,964	8,094,452	8,292,158
National market brokered money market accounts	1,313,614	1,985,464	1,839,186
NOW accounts	3,406,766	3,359,410	3,094,707
Savings accounts	473,673	437,656	451,507
Time deposits	12,416,742	13,162,042	12,531,177
National market brokered time deposits	4,325,721	4,352,614	4,335,387

Total deposits	$28,054,191	28,617,179	27,848,863

Core deposits (1)	$22,414,855	22,279,101	21,674,290

(1)	Core deposits include total deposits less national market brokered deposits. See reconciliation of non-GAAP financial measures on page 83.

Total deposits at September 30, 2009 were $28.1 billion, a decrease of $563.0 million, or 2.6% annualized, compared to December 31, 2008, and an increase of $205.3 million, or 0.7%, compared to September 30, 2008. Core deposits (total deposits excluding national market brokered deposits) increased $135.8 million, or 0.8% annualized, compared to December 31, 2008, and increased $740.6 million, or 3.4%, compared to September 30, 2008. The year over year increase was driven by growth within demand deposit accounts, which increased $538.7 million, or 15.5%, and NOW accounts, which increased $312.1 million, or 10.1%. During 2009, Synovus has successfully improved the mix of deposits by replacing higher priced time deposits with lower cost funding.
Because of its multiple charter structure, Synovus has the unique ability to offer certain shared deposit products (Synovus® Shared Deposit). Synovus’ Shared CD and Money Market accounts provide customers up to $7.5 million in FDIC insurance per individual account by spreading deposits across its 30 separately-chartered banks. Shared deposit products totaled $1.98 billion at September 30, 2009 as compared to $1.74 billion at December 31, 2008 and $887.6 million at September 30, 2008.
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

Due to the significant turmoil in financial markets during the second half of 2008, national market brokered deposits became more attractive to financial market participants and investors as an FDIC insured alternative to money market and other investment accounts. Synovus grew this funding source as demand for these products increased during the second half of 2008, but has reduced its dependence on funding from these products through normal run off during the nine months ended September 30, 2009. National market brokered deposits were $5.64 billion at September 30, 2009 as compared to $6.34 billion at December 31, 2008 and $6.17 billion at September 30, 2008.
Capital Resources and Liquidity
Capital
Synovus has always placed great emphasis on maintaining a solid capital base and continues to satisfy applicable regulatory capital requirements. Management is committed to maintaining a capital level sufficient to assure shareholders, customers, and regulators that Synovus is financially sound, and to enable Synovus to provide a desirable level of long-term profitability.
The following table presents certain ratios used to measure Synovus’ capitalization:

	September 30,	June 30,	December 31,
(in thousands)	2009	2009	2008
Tier 1 capital	$2,974,066	2,862,225	3,602,848
Tier 1 common equity	2,037,951	1,928,370	2,673,055
Total risk-based capital	3,927,752	3,836,405	4,674,476
Tier 1 capital ratio	10.48%	9.53	11.22
Tier 1 common equity ratio	7.18	6.42	8.33
Total risk-based capital to risk-weighted assets ratio	13.84	12.77	14.56
Leverage ratio	8.76	8.25	10.28
Common equity to assets ratio	6.39	6.10	8.01
Tangible common equity to tangible assets ratio (1)	6.23	5.94	7.86
Tangible common equity to risk-weighted assets (1)	7.59	6.78	8.74

(1)	See reconciliation of non-GAAP Financial Measures on page 83.
As a financial holding company, Synovus and its subsidiary banks are required to maintain capital levels required for a well-capitalized institution, as defined by federal banking regulations. The capital measures used by the federal banking regulators are the total risk-based capital ratio, Tier 1 risk-based capital ratio, and the leverage ratio. Under the regulations, a national or state member bank will be well-capitalized if it has a total capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure. However, even if a bank satisfies all applicable quantitative criteria to be considered well-capitalized, the regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. At September 30, 2009, Synovus and its subsidiary banks were considered well-capitalized under such regulations.
Since the third quarter of 2007, the credit markets, and the residential and commercial development real estate markets, have experienced severe difficulties and challenging economic conditions. As a result, Synovus’ capital has been negatively impacted by credit costs since mid-2008. Synovus continually monitors its capital position and has taken a number of steps focused on strengthening Synovus’ capital position, as described below. However, credit deterioration, further regulatory directives, and increases in non-performing assets and the allowance for loan losses exceeding current expectations could adversely impact our liquidity position and capital ratios and require us to seek additional capital.
In December 2008, Synovus issued 967,870 shares of Series A Preferred Stock to the United States Department of the Treasury as part of the Capital Purchase Program (CPP), generating $967.9 million of Tier 1 Capital. See Note 3 — Shareholders’ Equity in Notes to Consolidated Financial Statements.

On May 7, 2009, the Federal Reserve Board announced the results of the Supervisory Capital Assessment Program (SCAP), commonly referred to as the “stress test,” of the capital needs through the end of 2010 of the nineteen largest U.S. bank holding companies. Although Synovus was not among the bank holding companies that the Federal Reserve reviewed under the SCAP, Synovus conducted an internal analysis of its capital position as of June 30, 2009, using many of the same methodologies of the SCAP, but applying underlying assumptions relating to potential losses that Synovus believed to be more appropriately tailored to reflect the composition and attributes of its loan portfolio. Certain of those assumptions were more optimistic than the assumptions used by the nineteen largest banks under the SCAP methodology. Although Synovus’ regulators have expressed concern that its 2010 stress test assumptions are notably more optimistic than those used for 2009 despite the current difficult economic environment, based upon Synovus’ internal analysis, management believes that, through internally generated sources of capital only, as of June 30, 2009, Synovus complied with the Tier 1 capital threshold of common equity at or above 4% of risk weighted assets. As of June 30, 2009, utilizing the SCAP-defined methodology and assumptions, Synovus would have been unable to demonstrate that it would meet the Tier 1 capital threshold of common equity at or above 4% of risk weighted assets under the “More Adverse” scenario of SCAP. See Part II — Item 1A — Risk Factors—“We presently are subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock”.
As Synovus has continued to carefully monitor the dramatically evolving financial services landscape in general, and its position in that landscape compared to its peers in particular, Synovus considered a number of factors, including, but not limited to: the regulators’ urging for Synovus to bolster its capital position promptly; strategies pursued by Synovus’ peers to improve their capital position and the window of opportunity to raise available capital; and available strategic opportunities resulting from the distressed banking environment.
In light of these factors, on September 14, 2009, Synovus announced its Capital Plan, pursuant to which Synovus implemented certain initiatives that it expected would increase Synovus’ Tier 1 capital and improve its tangible common equity to tangible assets ratio. Synovus has substantially completed the execution of the Capital Plan, as described below:
•	On September 22, 2009, Synovus completed a public offering of 150,000,000 shares of common stock at a price of $4.00 per share, generating net proceeds of $570.9 million.

•	On November 5, 2009, Synovus completed the previously announced exchange offer (Exchange Offer) of $29,820,000 in aggregate principal amount of its outstanding 4.875% Subordinated Notes Due 2013 (Notes) for approximately 9.44 million shares of Synovus common stock. The Notes exchanged in the Exchange Offer represent 12.6% of the $236,570,000 aggregate principal amount of Notes outstanding prior to the Exchange Offer. The Exchange Offer resulted in an increase to tangible common equity of approximately $28 million.

•	On November 6, 2009, Synovus completed the sale of its remaining shares of Visa Class B common stock. Synovus expects to recognize a pre-tax gain of $51.9 million on the sale of the Visa Class B common stock during the three months ending December 31, 2009.

Through November 9, 2009, implementation of the Capital Plan has generated an aggregate of approximately $644 million of tangible common equity. Synovus presently expects to continue to work to identify, consider and pursue additional balance sheet optimization initiatives during the fourth quarter of 2009. In addition to these strategies, we may determine to pursue additional strategic initiatives in the future, whether as a result of the continuation or worsening of the current adverse market conditions and our resulting capital position, or as a result of regulatory pressures.
We will continue to execute the remainder of our strategic initiatives and Capital Plan during the course of fiscal 2009. We cannot assure that we will realize the anticipated benefits of our strategic initiatives, or that our bank regulators will be satisfied with the outcomes of such initiatives and plan and will not require us to take further action. See Part II — Item 1A —Risk Factors — “We may be required to raise additional Tier 1 capital to comply with new regulatory standards adopted following the release of the results of the Supervisory Capital Assessment Program.”
Synovus will continue to monitor its capital position, particularly as capital is impacted by current credit conditions, economic conditions and regulatory requirements. For the first nine months of 2009, we have experienced significant declines in the value of collateral for real estate loans and heightened credit losses, which has resulted in record levels of non-performing assets, charge-offs, foreclosures and losses on disposition of the underlying assets. Although we presently expect that certain of these levels will begin to flatten out over the near term, it is difficult to predict the effects of further negative developments in the credit, economic and regulatory environments, which could cause these levels to worsen.
Our internal stress test is based upon a consolidated review of the performance of our assets, and our resulting capital position, over an extended period ending December 31, 2010. Because of our aggressive approach to identifying and recognizing losses on problem assets, there have been certain components (including, for example, the timing of losses realized in connection with dispositions) of our internal stress test that have performed and may continue to perform at velocities that are different than initially anticipated. We believe that the majority of the credit losses incurred during the third quarter of 2009 were included in our internal stress test as of June 30, 2009. While actual results inherently differ from any forecast, as of September 30, 2009, Synovus’ longer-term view of capital adequacy generally is consistent with the conclusion reached in our internal stress test as of June 30, 2009.
However, if economic conditions or other factors worsen to a greater degree than the assumptions underlying Synovus’ internal assessment of its capital position, if minimum regulatory capital requirements for Synovus or its subsidiary banks increase as the result of regulatory directives or otherwise, or if Synovus’ stress test for any reason fails to adequately address some of the more complex aspects of our 30 bank charter structure, then Synovus may be required to seek additional capital from external sources. Given the weakened economy, current market conditions and Synovus’ recent financial performance and related credit ratings, there can be no assurance that additional capital will be available on favorable terms, if at all.
Liquidity
Synovus generates liquidity through maturities and repayments of loans by customers, deposit growth and access to sources of funds other than deposits. Management must ensure that adequate liquidity, at a reasonable cost, is available to meet the cash flow needs of depositors, borrowers, and creditors. Management constantly monitors and maintains appropriate levels of liquidity so as to provide adequate funding sources to meet estimated customer deposit withdrawals and future loan requests. Liquidity is also enhanced by the acquisition of new deposits. Each of the 30 subsidiary banks monitors deposit flows and evaluates alternate pricing structures in an effort to retain and grow deposits. In the current market environment, customer confidence is a critical element in growing and retaining deposits. In this regard, Synovus subsidiary banks’ asset quality could play a larger role in the stability of our deposit base. In the event asset quality declines significantly from its current level, the subsidiary banks’ ability to grow and retain deposits could be diminished, which in turn could reduce deposits as a liquidity source.
Synovus subsidiary banks also generate liquidity through the national deposit markets. These subsidiary banks issue longer-term certificates of deposit across a broad geographic base to increase their liquidity and funding positions. For individual Synovus banks, access to these deposits could become more limited if their asset quality and financial performance were to significantly deteriorate. Selected Synovus subsidiary banks have the capacity to access funding through their membership in the Federal Home Loan Bank System. At September 30, 2009, most Synovus subsidiary banks had access to incremental funding, subject to available collateral and Federal Home Loan Bank credit policies, through utilization of Federal Home Loan Bank advances.
Synovus Financial Corp., as the holding company (Parent Company), requires cash for various operating needs, including payment of dividends to shareholders, capital infusions into subsidiaries, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent Company consists of dividends from the subsidiary banks, which are governed by certain rules and regulations of various state and federal banking regulatory agencies. Dividends from subsidiaries in 2009 have been significantly lower than those received in previous years. Should Synovus’ subsidiaries require additional capital resources, either due to asset growth or realized losses, the Parent Company may be required to provide capital infusions to these subsidiaries. During 2009, Synovus has been required to provide capital to certain subsidiary banks and expects to continue to do so over the remainder of 2009. There is an increasing possibility that additional Synovus subsidiary banks may be directed by their regulators to increase their capital levels as a result of weakened financial conditions, which may require that Synovus contribute additional capital to these banks at a time when Synovus is not receiving a meaningful amount of dividend payments from its other banks to offset those capital infusions. In addition, current conditions in the public markets for bank holding companies, together with the dividend payments on our Series A Preferred Stock and other obligations and expenses of our holding company, will likely continue to put further pressure on our liquidity.
The Parent Company has historically enjoyed a solid reputation and credit standing in the capital markets and historically has been able to raise funds in the form of either short or long-term borrowings or equity issuances, including the public offering executed in September 2009 as part of the Capital Plan. However, given the weakened economy, current market conditions and Synovus’ recent financial performance and related credit ratings, there can be no assurance that the Parent Company would be able to obtain new borrowings or issue additional equity on favorable terms, if at all. See Part II — Item 1A — Risk Factors — “We may be unable to receive dividends from our subsidiary banks, and we may be required to contribute capital to those banks, which could adversely affect our liquidity and cause us to raise capital on terms that are unfavorable to us.” Due to these factors, Synovus is currently maintaining a cash position in excess of normal levels. Synovus is also evaluating additional capital and cash management strategies including the potential sale of selected assets.

While liquidity is an ongoing challenge for all financial institutions, Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs through the near future. However, if economic conditions or other factors worsen to a greater degree than the assumptions underlying Synovus’ internal assessment of its capital position, if minimum regulatory capital requirements for Synovus or its subsidiary banks increase as the result of regulatory directives or otherwise, or if Synovus’ stress test for any reason fails to adequately address some of the more complex and unpredictable dynamics of our operating structure, then Synovus may be required to seek additional liquidity from external sources. Given the weakened economy, current market conditions and Synovus’ recent financial performance and related credit ratings, there can be no assurance that the additional liquidity will be available on favorable terms, if at all. See Part II — Item 1A — Risk Factors — “Our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.”
Earning Assets, Sources of Funds, and Net Interest Income
Average total assets for the first nine months of 2009 increased $1.10 billion to $34.76 billion, an increase of 3.3% compared to the first nine months of 2008. Average earning assets increased $1.16 billion, or 3.8%, in the first nine months of 2009 compared to the same period in 2008, and represented 92.2% of average total assets. Funding sources supporting this growth in average total assets and average earning assets include a $2.15 billion increase in average deposits (including core deposit growth of $1.42 billion), and a $922.6 million increase in preferred stock (issued in December 2008). A portion of the funding described above was used to reduce average short-term borrowings and long-term debt by $1.022 billion and $46.1 million, respectively. The primary components of the $1.16 billion earning asset growth were a $1.02 billion increase in balances held with the Federal Reserve Bank, a $107.6 million increase in average mortgage loans held for sale, and an $86.5 million increase in average net loans.
Net interest income for the nine months ended September 30, 2009 was $754.5 million, a decrease of $65.4 million, or 8.0%, compared to $819.9 million for the nine months ended September 30, 2008. Net interest income for the three months ended September 30, 2009 was $254.6 million, a decrease of $13.2 million, or 4.9%, compared to $267.8 million for the three months ended September 30, 2008.
The net interest margin for the nine months ended September 30, 2009 was 3.16%, down 41 basis points from 3.57% for the nine months ended September 30, 2008. Compared to the nine months ended September 30, 2008, earning asset yields decreased by 135 basis points. Loan yields declined by 134 basis points, primarily due to a 218 basis point decline in the average prime rate and higher levels of nonperforming loans and interest charge-offs. The decline in earning asset yields was partially offset by a 94 basis point decline in the effective cost of funds. The most significant decrease in funding costs was federal funds purchased and other short term liabilities, which declined by 200 basis points, national market money market accounts, which declined by 191 basis points, long term debt, which declined by 156 basis points, and core money market accounts, which declined by 119 basis points.

On a sequential quarter basis, net interest income decreased by $2.0 million, while the net interest margin decreased 1 basis point to 3.22%. Yields on earning assets decreased by 7 basis points, while the effective cost of funds decreased by 6 basis points. Effective cost of funds was positively impacted by the downward repricing of maturing certificates of deposit. The third quarter margin was impacted by the net decrease in loans outstanding, an excess liquidity position, and the negative impact of nonperforming assets. Excluding the impact of nonperforming assets, the third quarter margin was 3.64%, up 2 basis points, from the second quarter of 2009.
The factors negatively impacting the third quarter margin are expected to continue to pressure the margin in the fourth quarter. The excess liquidity position, partially driven by loan balance declines, peaked later in the third quarter and is expected to moderate over a period of time. Synovus currently expects this to result in higher average balances of lower yielding assets for the fourth quarter which will have a negative impact on the margin.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below:

	2009			2008
	Third	Second	First	Fourth	Third
(dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Interest Earning Assets:
Taxable investment securities	$3,209,718	3,353,382	3,455,091	3,549,643	3,548,227
Yield	5.06%	5.16	5.22	4.94	5.06
Tax-exempt investment securities	$98,435	107,626	116,163	122,332	128,241
Yield	7.06%	7.08	6.91	6.79	6.74
Trading account assets	$13,439	19,984	22,580	29,727	30,584
Yield	8.22%	5.57	6.02	5.10	6.77
Commercial loans	$22,850,126	23,572,578	23,525,450	23,870,384	23,302,028
Yield	4.73%	4.72	4.77	5.46	5.78
Consumer loans	$4,303,592	4,335,897	4,353,580	4,347,332	4,267,477
Yield	5.37%	5.38	5.50	5.88	6.19
Allowance for loan losses	$(905,700)	(663,355)	(627,110)	(473,875)	(422,331)

Loans, net	$26,248,018	27,245,120	27,251,920	27,743,841	27,147,174
Yield	5.01%	4.96	5.01	5.63	5.95
Mortgage loans held for sale	$194,158	268,933	247,937	98,362	108,873
Yield	5.39%	4.94	5.46	5.96	6.91
Federal funds sold, due from Federal Reserve Bank and other short-term investments	$1,653,546	996,754	1,214,897	642,396	211,323
Yield	0.24%	0.24	0.31	0.60	1.88
Federal Home Loan Bank and Federal Reserve Bank Stock (1)	$139,230	132,346	117,205	121,994	122,088
Yield	1.38%	0.54	0.66	0.20	3.61

Total interest earning assets	$31,556,544	32,124,145	32,425,793	32,308,295	31,296,510
Yield	4.76%	4.83	4.84	5.44	5.81

Interest Bearing Liabilities:
Interest bearing demand deposits	$3,310,924	3,582,954	3,602,371	3,201,355	3,076,447
Rate	0.42%	0.45	0.49	0.80	1.07
Money market accounts	$6,309,578	6,241,764	6,272,015	6,129,751	6,771,080
Rate	1.23%	1.24	1.30	1.80	2.19
Savings deposits	$477,909	477,752	452,206	442,623	457,526
Rate	0.15%	0.15	0.16	0.22	0.25
Time deposits under $100,000	$3,030,346	3,126,984	3,222,601	3,264,401	3,055,465
Rate	2.86%	3.13	3.41	3.64	3.69
Time deposits over $100,000	$5,281,529	5,355,736	5,555,084	5,386,772	4,731,468
Rate	2.73%	3.04	3.31	3.63	3.79
National market brokered money market accounts	$1,365,477	1,885,214	2,073,734	1,982,179	1,271,113
Rate	0.77%	0.75	0.82	1.27	2.27
National market brokered time deposits	$3,941,977	3,203,546	3,718,570	4,549,172	3,968,783
Rate	2.66%	3.09	3.38	3.70	3.61

Total interest bearing deposits	$23,717,740	23,873,950	24,896,581	24,956,253	23,331,882
Rate	1.85%	1.96	2.16	2.58	2.77
Federal funds purchased and other short-term liabilities	$1,194,759	1,166,785	578,717	876,330	1,459,097
Rate	0.37%	0.36	0.59	0.90	1.94
Long-term debt	$1,906,320	2,090,710	1,964,064	2,106,785	2,119,321
Rate	2.14%	1.94	2.07	3.44	3.32

Total interest bearing liabilities	$26,818,819	27,131,445	27,439,362	27,939,368	26,910,300
Rate	1.80%	1.89	2.11	2.59	2.77

Non-interest bearing demand deposits	$4,069,108	3,812,876	3,611,958	3,508,753	3,463,563

Net interest margin	3.22%	3.23	3.05	3.20	3.42

*	Yields and rates are annualized.

(1)	Included as a component of other assets on the accompanying balance sheet.

Yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the nine months ended September 30, 2009 and 2008 are presented below:

	Nine Months Ended September 30,
(dollars in thousands)	2009	2008
Interest Earning Assets:
Taxable investment securities	$3,338,498	3,452,642
Yield	5.14%	5.15
Tax-exempt investment securities	$107,343	140,042
Yield	7.02%	7.03
Trading account assets	$18,634	31,254
Yield	6.29%	6.48
Commercial loans	$23,313,577	23,082,533
Yield	4.74%	6.17
Consumer loans	$4,330,840	4,136,993
Yield	5.42%	6.52
Allowance for loan losses	$(733,808)	(400,553)

Loans, net	$26,910,609	26,818,973
Yield	4.99%	6.33
Mortgage loans held for sale	$236,813	129,168
Yield	5.25%	6.08
Federal funds sold, due from Federal Reserve Bank and other short-term investments	$1,290,006	180,375
Yield	0.26%	2.18
Federal Home Loan Bank and Federal Reserve Bank stock (1)	$129,674	118,411
Yield	0.87%	5.06

Total interest earning assets	$32,031,577	30,870,865
Yield	4.80%	6.15

Interest Bearing Liabilities:
Interest bearing demand deposits	$3,497,682	3,143,747
Rate	0.46%	1.25
Money market accounts	$6,274,590	6,871,184
Rate	1.26%	2.45
Savings deposits	$469,383	456,031
Rate	0.15%	0.26
Time deposits under $100,000	$3,125,939	2,883,278
Rate	3.14%	4.02
Time deposits over $100,000	$5,396,448	4,407,732
Rate	3.03%	4.17
National market brokered money market accounts	$1,772,214	1,070,170
Rate	0.78%	2.69
National market brokered time deposits	$3,622,183	3,589,857
Rate	3.03%	3.84

Total interest bearing deposits	$24,158,439	22,421,999
Rate	1.99%	2.88
Federal funds purchased and other short-term liabilities	$982,344	2,003,248
Rate	0.40%	2.40
Long-term debt	$1,986,820	2,032,965
Rate	2.02%	3.58

Total interest bearing liabilities	$27,127,602	26,458,212
Rate	1.94%	3.01

Non-interest bearing demand deposits	$3,832,989	3,416,978

Net interest margin	3.16%	3.57

*	Yields and rates are annualized.

(1)	Included as a component of other assets on the accompanying balance sheet.

The following table summarizes the components of net interest income for the nine and three months ended September 30, 2009 and 2008, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Interest income	$1,147,505	1,417,243	376,620	455,223
Taxable-equivalent adjustment	3,619	3,487	1,219	1,177

Interest income, taxable equivalent	1,151,124	1,420,730	377,839	456,400
Interest expense	393,026	597,375	121,989	187,425

Net interest income, taxable equivalent	$758,098	823,355	255,850	268,975

Non-Interest Income
The following table summarizes non-interest income for the nine and three months ended September 30, 2009 and 2008.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Service charges on deposit accounts	$88,100	82,594	29,699	28,132
Fiduciary and asset management fees	32,714	37,612	11,244	12,095
Brokerage and investment banking revenue	21,440	25,591	7,047	7,898
Mortgage banking income	30,949	18,323	7,037	4,476
Bankcard fees	40,098	39,788	13,663	13,371
Net gains on sales of investment securities available for sale	14,730	—	14,730	—
Other fee income	24,145	30,039	7,733	8,773
Other non-interest income	25,620	40,282	6,497	11,482
Increase in fair value of private equity investments, net	1,237	17,673	(6,853)	12,728
Proceeds from sale of MasterCard shares	8,351	16,186	—	—
Proceeds from redemption of Visa shares	—	38,542	—	—

Total non-interest income	$287,384	346,630	90,797	98,955

Total non-interest income for the nine months ended September 30, 2009 decreased $59.2 million, or 17.1%, and decreased $8.2 million, or 8.2%, as compared to the nine and three months ended September 30, 2008. Excluding the 2008 gain on redemption of Visa shares, the increase (decrease) in fair value of private equity investments and the proceeds from sale of MasterCard shares in both 2009 and 2008, total non-interest income for the nine and three months ended September 30, 2009 increased $3.6 million, or 1.3%, and increased $11.4 million, or 13.2% compared to same periods a year ago.
Service charges on deposit accounts, the single largest component of fee income, were $88.1 million and $29.7 million for the nine and three months ended September 30, 2009, up 6.7% and 5.6% from the same periods in 2008. Service charges on deposit accounts consist of non-sufficient funds (NSF) fees (which represent 61.1% and 62.3% of the total for the nine and three months ended September 30, 2009), account analysis fees, and all other service charges.

NSF fees for the nine and three months ended September 30, 2009 were $53.8 million and $18.5 million, representing an increase of $1.3 million, or 2.5%, and $499 thousand, or 2.8%, respectively, compared to the same periods in 2008. Account analysis fees were $21.1 million and $6.8 million for the nine and three months ended September 30, 2009, respectively, and increased $3.7 million, or 21.0%, and $919 thousand, or 15.6% compared to the same periods in the prior year. The increase in account analysis fees was primarily due to lower earnings credits on commercial demand deposit accounts. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $13.2 million and $4.4 million for the nine and three months ended September 30, 2009, representing an increase of $553 thousand, or 4.4%, and $149 thousand, or 3.5%, respectively, compared to the same periods in 2008.
Financial management services revenues (which primarily consist of fiduciary and asset management fees, brokerage and investment banking revenue, and customer interest rate swap revenue which is included in other fee income) decreased 18.1% to $61.0 million for the nine months ended September 30, 2009, and decreased 10.7% to $20.2 million for the three months ended September 30, 2009, as compared to the same periods in 2008. The decline in financial management services revenue for the nine and three months ended September 30, 2009 was impacted by market factors, including weakness in the economy as well as the lower market value of assets under management.
Mortgage banking income increased $12.6 million, or 68.9%, for the nine months ended September 30, 2009, and increased $2.6 million, or 57.2%, for the three months ended September 30, 2009 as compared to the same periods in 2008. The increase primarily results from mortgage production, which increased $750.8 million, or 79.4%, and $104.6 million, or 39.5% for the nine and three months ended September 30, 2009 compared to the same periods in the prior year. The increased mortgage production is principally related to a high volume of refinance business. The 2008 results for the three months ended March 31, 2008, include a $1.2 million increase in mortgage revenues due to the adoption of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings.”
Synovus recognized $14.7 million in securities gains during the three months ended September 30, 2009, in association with a targeted reallocation of certain securities within the Available-for-Sale portfolio.
Other fee income decreased $5.9 million and $1.0 million, or 19.6% and 11.9%, respectively, for the nine and three months ended September 30, 2009 as compared to the same periods in 2008. The decreases for the nine and three month periods are principally due to a decline in fees associated with customer interest rate swap transactions and letters of credit.
Other non-interest income decreased $14.7 million, or 36.4%, for the nine months ended September 30, 2009 and decreased $5.0 million, or 43.4%, for the three months ended September 30, 2009 compared to the same periods in 2008. The largest component of the change in other non-interest income for the nine and three months ended September 30, 2009 was the decline in life insurance cash surrender value appreciation income.
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
Non-Interest Expense
The following table summarizes non-interest expense for the nine and three months ended September 30, 2009 and 2008.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Salaries and other personnel expense	$327,119	346,342	105,825	114,535
Net occupancy and equipment expense	93,910	93,188	31,537	31,852
FDIC insurance and other regulatory fees	58,401	18,210	15,341	5,960
Foreclosed real estate expense	320,171	64,764	101,437	43,205
Losses on other loans held for sale	1,703	9,944	608	—
Goodwill impairment	—	36,887	—	9,887
Professional fees	28,436	20,311	11,124	6,916
Restructuring charges	6,342	13,299	(413)	9,048
Other operating expenses	147,112	150,559	58,061	47,334
Visa litigation expense (recovery)	(4,067)	(11,082)	(4,067)	6,347

Total non-interest expense	$979,127	742,422	319,453	275,084

Non-interest expense increased by 31.9% and 16.1% for the nine and three months ended September 30, 2009, compared to the same periods in the prior year. Fundamental non-interest expense (excluding other credit costs, FDIC insurance expense, restructuring charges, changes in certain contingency accruals, and goodwill impairment expense as shown in more detail on page 83 of this report) is down $33.9 million, or 5.6%, and $10.2 million, or 5.1% for the nine and three months ended September 30, 2009. These declines continue a favorable downward trend in core expenses that Synovus has realized throughout 2009. The savings are primarily driven by Project Optimus ideas related to targeted expense reductions and eliminations, as well as continued overall efforts to manage the organization more tightly.
For the nine and three months ended September 30, 2009, salaries and other personnel expenses decreased by $19.2 million, or 5.6%, and $8.7 million, or 7.6% compared to the same periods in the prior year. Personnel expense reductions are the result of specific measures to reduce headcount as well as careful consideration of discretionary benefit levels in light of current and projected levels of earnings performance. For 2009, no executive salary increases, cash bonuses, or equity grants will be made. Additionally, no standard merit increases have been made for non-executive employees. Total employees at September 30, 2009 were 6,376, down 500, or 7.3%, compared to December 31, 2008, and down 625, or 8.9%, compared to September 30, 2008.
Other credit costs, which primarily consist of expenses associated with foreclosed real estate and also include losses on the sale of other loans held for sale, provision for losses on unfunded commitments and customer interest rate swaps, and other collection related expenses, increased $256.2 million to $340.3 million, and increased $64.5 million to $109.7 million for the nine and three months ended September 30, 2009 compared to the same periods in the prior year. The increase in other credit costs is principally the result of heightened levels of foreclosures and assets obtained through foreclosure proceedings (primarily other real estate).

FDIC insurance expense increased $40.7 million to $54.8 million and increased $9.4 million to $14.2 million for the nine and three months ended September 30, 2009 compared to the same periods in the prior year. The increase in FDIC insurance and other regulatory fees is primarily a result of the FDIC’s increase in base assessment rates during 2009 as well as an approximate $16.6 million special assessment in June 2009, which was assessed as 5 basis points of total assets minus Tier 1 capital. The current year increase in FDIC insurance expense is also a result of Synovus’ voluntary participation in the FDIC Temporary Liquidity Guarantee Program. This FDIC program allows Synovus to offer 100% deposit protection for non-interest bearing deposit transaction accounts regardless of dollar amount at FDIC-insured institutions.
Professional fees were $28.4 million and $11.1 million for the nine and three months ended September 30, 2009, respectively. This represents an increase of $8.1 million and $4.2 million for those time periods, respectively. The increase in professional fees is driven by legal fees associated with specific litigation as well as legal and other professional fees associated with problem asset dispositions.
Synovus recorded a litigation accrual in 2007 associated with indemnification obligations under Visa’s Retrospective Responsibility Plan. During the three months ended March 31, 2008, Synovus reversed $17.4 million of its litigation accrual for its membership proportion of the amount which Visa funded to an escrow established to pay judgments or settlements of Visa’s covered litigation. During the three months ended September 30, 2008, Synovus increased its litigation accrual by $6.4 million following Visa’s announcement of the settlement of its litigation with Discover. During the three months ended September 30, 2009, Synovus reduced its litigation accrual by $4.1 million for its membership proportion of the amount which Visa deposited to the litigation escrow during the quarter. For further discussion of the Visa litigation expense, see the section titled “Visa Initial Public Offering and Litigation Expense.”
Income Tax Expense
Under provisions of ASC 740-30-25, companies are required to assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. Primarily as a result of increased credit losses, Synovus reached a three-year cumulative pre-tax loss position during the three months ended June 30, 2009. A cumulative loss position is considered significant negative evidence which is difficult to overcome in assessing the realizability of a deferred tax asset. As a result, beginning with the second quarter of 2009, Synovus is no longer considering future taxable income in determining the realizability of its deferred tax assets. Synovus’ estimate of the realization of its deferred tax assets is solely based on future reversals of existing taxable temporary differences and currently available tax planning strategies.
This change resulted in an increase in the deferred tax asset valuation allowance of approximately $173 million during the second quarter of 2009, and an effective tax rate of 18.6% for the first six moths of 2009. The 18.6% effective tax rate was representative of the projected annual effective tax rate, which was largely determined based on management’s estimate of the pre-tax loss for the year.
During the three months ended September 30, 2009, management’s revised estimate of the pre- tax loss anticipated for the year increased. Based on the revised estimate, the effective tax rate for the fourth quarter and year is estimated to be 14.4%. While there are many factors that could impact the actual effective tax rate, a significant factor is management’s projection of pre-tax loss for the year. If the projected pre-tax losses vary significantly from current estimates, the actual effective tax rate could vary significantly. Specifically, if the actual pre-tax loss for the year exceeds the current estimate, the effective tax rate will be lower than 14.4%. Conversely, if the actual pre-tax loss for the year is lower than the current estimate, the effective tax rate will be higher than 14.4%.
The gross deferred tax asset increased approximately $133 million during the quarter, and the related valuation allowance increase for the three months ended September 30, 2009 was approximately $155 million. The table below shows the effective tax rate for the nine and three months ended September 30, 2009 and 2008.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008
Income (loss) before income taxes	$(1,355,749)	88,060	(470,547)	(59,682)
Income tax (benefit) expense, gross	(526,699)	25,964	(185,726)	(25,000)
Increase in valuation allowance for deferred tax assets	331,732	2,777	154,981	789

Net income (loss)	$(1,160,782)	59,319	(439,802)	(35,471)

Effective tax rate before valuation allowance	38.9%	29.5%	39.5%	41.9%
Effective tax rate after valuation allowance	14.4%	32.6%	6.5%	40.6%
A reconciliation of the beginning and ending amount of valuation allowance recorded against deferred tax assets is as follows:

(in thousands)	2009	2008
Balance at January 1	$5,068	—
Increase for three months ended March 31	3,327	1,221
Increase for the three months ended June 30	173,424	767
Increase for the three months ended September 30	154,981	789

Balance at September 30	$336,800	2,777

The tax benefit of any losses incurred during future years will be recorded as deferred tax assets with a corresponding increase to the valuation allowance, resulting in approximately zero tax expense. However, changes in market conditions and other factors could periodically impact the values assigned to tax planning strategies and the required valuation allowance.
When pre-tax profits are reported, Synovus will not record a tax expense as reductions to the deferred tax valuation allowance will be recognized. Recapture of the deferred tax asset balance (i.e., reversal of the valuation allowance) is subject to considerable judgment. However, we expect to recover the remaining deferred tax asset balance once we have demonstrated a sustainable return to profitability, perhaps at the point when we have experienced consecutive profitable quarters coupled with a forecast of continuing profitability.

Dividends
The following table presents information regarding dividends declared on Synovus’ common stock during the nine months ended September 30, 2009 and the twelve months ended December 31, 2008.

2009			2008
		Per Share			Per Share
Date Declared	Date Paid	Amount	Date Declared	Date Paid	Amount
March 10, 2009	April 1, 2009	$0.0100	March 10, 2008	April 1, 2008	$0.1700
June 10, 2009	July 1, 2009	0.0100	June 9, 2008	July 1, 2008	0.1700
September 14, 2009	October 1, 2009	0.0100	September 10, 2009	October 1, 2008	0.0600
			December 9, 2008	January 2, 2009	0.0600
On September 10, 2008, Synovus announced that its Board of Directors had voted to reduce its dividend by 65%, from $0.17 to $0.06 per share, to further strengthen Synovus’ financial position by preserving its capital base. On March 10, 2009, Synovus announced that its Board of Directors voted to further reduce it dividend by 83%, from $0.06 to $0.01 per share, to enable Synovus to further preserve its capital base. Management closely monitors trends and developments in credit quality, liquidity (including dividends from subsidiaries, which are expected to be significantly lower than those received in previous years), financial markets and other economic trends, as well as regulatory requirements, all of which impact Synovus’ capital position, and will continue to periodically review dividend levels to determine if they are appropriate in light of these factors and the restrictions on payment of dividends described below.
In addition to dividends paid on its common stock, Synovus paid dividends of $31.7 million and $12.1 million, to the Treasury on our Series A Preferred Stock during the nine and three months ended September 30, 2009, respectively. There were no dividends paid during 2008 on the Series A Preferred Stock, which was issued on December 19, 2008.
Synovus’ participation in the Capital Purchase Program restricts its ability to increase the quarterly cash dividends payable on Synovus common stock (without consent of the Treasury) until the earlier of December 19, 2011, or until Synovus has redeemed the Series A Preferred Stock in whole or the Treasury has transferred the Series A preferred stock to a third party.
Synovus’ ability to pay dividends is dependent upon dividends and distributions to the Parent Company from its banking and non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities. Dividends from subsidiaries in 2009 have been significantly lower than those received in previous years. In addition, the Federal Reserve Board also has supervisory authority to limit Synovus’ ability to pay dividends on its capital stock on safety and soundness grounds. Based on guidance issued by the Federal Reserve Board on February 24, 2009 and revised on March 27, 2009, Synovus must inform and consult with the Federal Reserve Board prior to declaring and paying any future dividends, and as a result of the memorandum of understanding described elsewhere herein, Synovus must obtain the prior approval of the Federal Reserve Bank of Atlanta and the Banking Commissioner of the State of Georgia prior to increasing the cash dividend on our common stock above the current level of $0.01 per share. See Part II — Item 1A — Risk Factors — “We presently are subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock.”

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

In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-01, “Topic 105- Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (ASU 2009-01). The FASB Accounting Standards Codification™ (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The provisions of ASU 2009-01 did not have an impact on Synovus’ financial position, results of operations or cash flows.
In June 2009, the FASB issued ASU No. 2009-02, “Omnibus Update — Amendments to Various Topics for Technical Corrections” (ASU 2009-02). The FASB issued ASU 2009-02 in order to make technical corrections to the Codification. ASU 2009-02 includes technical corrections are effective for the first reporting period (including interim periods) beginning after issuance. The provisions of ASU 2009-02 did not have an impact on Synovus’ financial position, results of operations or cash flows.
In August 2009, the FASB issued ASU No. 2009-03, “SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins” (ASU 2009-03). The Codification includes certain SEC and SEC staff guidance in order to increase usefulness of the Codification for public companies. The SEC guidance is presented in separate sections and is limited to material on the basic financial statements. ASU 2009-03 includes technical corrections to various topics containing SEC Staff Accounting Bulletins to update cross-references to Codification text. The amendments included in ASU 2009 are effective for the first reporting period (including interim periods) beginning after issuance. The provisions of ASU 2009-03 did not have an impact on Synovus’ financial position, results of operations or cash flows.
In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” (ASU 2009-05). This ASU amends Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities, and provides clarification regarding required valuations techniques for circumstances in which a quoted price in an active market for the identical liability is not available. The provisions of ASU 2009-05, which are effective for the first reporting period (including interim periods) beginning after issuance, did not have a material impact on Synovus’ financial position, results of operations or cash flows.
In September 2009, the FASB issued ASU No. 2009-07, “Accounting for Various Topics — Technical Corrections to SEC Paragraphs” (ASU 2009-07). This ASU represents technical corrections to various topics containing SEC guidance based on external comments received. Synovus does not expect that the provisions of ASU 2009-07, which are effective for the first reporting period (including interim periods) beginning after issuance, will have an impact on Synovus’ financial position, results of operations or cash flows.

In September 2009, the FASB issued ASU No. 2009-08, “Earnings per Share — Amendments to Section 260-10-S99” (ASU 2009-08). This ASU represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. Synovus does not expect that the provisions of ASU 2009-08, which are effective for the first reporting period (including interim periods) beginning after issuance, will have an impact on Synovus’ financial position, results of operations or cash flows.
In September 2009, the FASB issued ASU No. 2009-09, “Accounting for Investments — Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees — Amendments to Sections 323-10-S99 and 505-50-S99” (ASU 2009-09). This ASU represents a correction of Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 313-10-99-4 was originally entered into the Codification incorrectly. This ASU also adds an SEC observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. Synovus does not expect that the provisions of ASU 2009-09, which are effective for the first reporting period (including interim periods) beginning after issuance, will have an impact on Synovus’ financial position, results of operations or cash flows. In September 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) — Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (ASU 2009-12). This ASU provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this ASU permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this ASU on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this ASU also require disclosures by major category of investment about the attributes of investments within the scope of amendments in this ASU. The provisions of ASU 2009-12 are effective for interim and annual periods ending after December 15, 2009. Early adoption is permitted in financial statements for earlier interim and annual periods that have not been issued. Synovus does not expect that the impact of ASU 2009-12 on its financial position, results of operations or cash flows to be material.

Non-GAAP Financial Measures
The measures entitled pre-tax, pre-credit costs income; fundamental non-interest expense; net interest margin excluding the negative impact of nonperforming assets; core deposits; the tangible common equity to tangible assets ratio; and the tangible common equity to risk-weighted assets are not measures recognized under U.S. generally accepted accounting principals (GAAP), and therefore are considered non-GAAP financial measures. The most comparable GAAP measures are income (loss) before income taxes, total non-interest expense, net interest margin, total deposits, and the ratio of total common shareholders’ equity to total assets, respectively.
Management uses these non-GAAP financial measures to assess the performance of Synovus’ core business and the strength of its capital position. Synovus believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist investors in evaluating Synovus’ operating results, financial strength and capitalization. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures at other companies. Pre-tax, pre-credit costs income is a measure used by management to evaluate core operating results exclusive of credit costs as well as certain non-core expenses such as goodwill impairment charges, restructuring charges, and Visa litigation expense (recovery). Fundamental non-interest expense is a measure used by management to evaluate core non-interest expense exclusive of other credit costs, FDIC insurance expense, restructuring charges, Visa litigation expense (recovery), and goodwill impairment charges. Net interest margin excluding the impact of nonperforming assets is a measure used by management to measure the net interest margin exclusive of the impact of nonperforming assets and associated net interest charge-offs on the net interest margin. Core deposits is a measure used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. Total risk-weighted assets is a required measure used by banks and financial institutions in reporting regulatory capital and regulatory capital ratios to Federal and state regulatory agencies. The tangible common equity to tangible assets ratio and the tangible common equity to risk-weighted assets ratio are used by management and investment analysts to assess the strength of Synovus’ capital position.

The computations of pre-tax, pre-credit costs income; fundamental non-interest expense; net interest margin excluding the impact of nonperforming assets; core deposits; the tangible common equity to tangible assets ratio; and the tangible common equity to risk-weighted assets, and the reconciliation of these measures to income (loss) before income taxes, total non-interest expense, net interest margin, total deposits, and the ratio of total common shareholders’ equity to total assets are set forth in the tables below:
Reconciliation of Non-GAAP Financial Measures

	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2009	2009	2009	2008	2008
Tangible Common Equity Ratios:
Total risk-weighted assets	$28,377,624	30,037,167	31,236,550	32,106,501	32,262,347

Total assets	$34,610,480	34,349,670	34,547,432	35,786,269	34,339,141
Goodwill	(39,280)	(39,280)	(39,521)	(39,521)	(482,251)
Other intangible assets, net	(17,775)	(18,914)	(20,064)	(21,266)	(23,579)

Tangible assets	$34,553,425	34,291,476	34,487,847	35,725,482	33,833,311

Total shareholders’ equity	$3,136,660	3,018,361	3,637,979	3,787,158	3,378,277
Goodwill	(39,280)	(39,280)	(39,521)	(39,521)	(482,251)
Other intangible assets, net	(17,775)	(18,914)	(20,064)	(21,266)	(23,579)
Cumulative perpetual preferred stock	(926,014)	(923,855)	(921,728)	(919,635)	—

Tangible common equity	$2,153,591	2,036,312	2,656,666	2,806,736	2,872,447

Total common shareholders’ equity to total assets (1)	6.39%	6.10	7.86	8.01	9.81
Tangible common equity to tangible assets	6.23%	5.94	7.70	7.86	8.49
Tangible common equity to risk-weighted assets	7.59%	6.78	8.50	8.74	8.90

Core Deposits:
Total deposits	$28,054,191	27,423,814	27,947,986	28,617,179	27,848,863
National market brokered deposits	(5,639,336)	(4,994,641)	(5,258,841)	(6,338,078)	(6,174,573)

Core deposits	$22,414,855	22,429,173	22,689,145	22,279,101	21,674,290

Net Interest Margin Excluding the Negative Impact of Nonperforming Assets:
Average earning assets (2)	31,556,544	32,124,145	32,425,793	32,308,295	31,296,510

Net interest income (taxable equivalent)	$255,850	257,827	244,420	259,437	268,975
Add: Negative impact of nonperforming assets on net interest income (3)	32,951	31,911	26,429	22,745	18,716

Net interest income excluding the negative impact of nonperforming assets	$288,801	289,738	270,849	282,182	287,691

Net interest margin	3.22%	3.23	3.05	3.20	3.42
Add: Negative impact of nonperforming assets on net interest margin	0.42	0.39	0.33	0.27	0.24

Net interest margin excluding the negative impact of nonperforming assets	3.64%	3.62	3.38	3.47	3.66

(1)	Total shareholders’ equity less preferred stock divided by total assets.

(2)	Quarterly average balance.

(3)	Represents pro forma interest income on nonperforming loans at current commercial loan portfolio yield, carrying cost of ORE, and net interest charge-offs on loans recognized during the quarter.

Reconciliation of Non-GAAP Financial Measures

	Nine Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	June 30,	September 30,
(dollars in thousands)	2009	2008	2009	2009	2008
Pre-Tax Pre-Credit Costs Income:
Income (loss) before income taxes	$(1,355,749)	88,060	(470,547)	(663,396)	(59,682)
Add: Provision for losses on loans	1,418,485	336,016	496,522	631,526	151,351
Add: Other credit costs (4)	340,324	84,095	109,739	176,308	45,267
Add: Goodwill impairment	—	36,887	—	—	9,887
Add: Restructuring costs	6,342	13,299	(413)	397	9,048
Add: (Subtract) Net litigation contingency expense (recovery)	6,433	(11,082)	6,433	—	6,347
Less: Gain on redemption of Visa shares	—	(38,542)	—	—	—

Pre-tax pre-credit costs income	$415,835	508,733	141,734	144,835	162,218

Fundamental Non-Interest Expense:
Total non-interest expense	$979,127	742,422	319,453	396,316	275,084
Less: Other credit costs (4)	(340,324)	(84,095)	(109,739)	(176,308)	(45,267)
Less: FDIC insurance expense	(54,777)	(14,030)	(14,191)	(28,915)	(4,787)
Less: Restructuring charges	(6,342)	(13,299)	413	(397)	(9,048)
Less: Net litigation contingency (expense) recovery	(6,433)	11,082	(6,433)	—	(6,347)
Less: Goodwill impairment expense	—	(36,887)	—	—	(9,887)

Fundamental non-interest expense	$571,251	605,193	189,503	190,696	199,748

(4)	Other credit costs consist primarily of losses on ORE, reserve for unfunded commitments, and charges related to impaired loans held for sale.

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
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0% to 0.25%. Due to short-term interest rates being at or near 0% at this time, only rising rate scenarios have been modeled. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points to determine the sensitivity of net interest income for the next twelve months. As of the end of the third quarter, the interest rate sensitivity of Synovus has not significantly changed as compared to December 31, 2008. Synovus continues to maintain a moderately asset sensitive position which would be expected to benefit net interest income in a rising interest rate environment. Several factors could serve to diminish this asset sensitivity, the primary of which would be an increase in the level of deposit pricing competition. The following table represents the estimated sensitivity of net interest income to these changes in short term interest rates at September 30, 2009, with comparable information for December 31, 2008.

	Estimated % Change in Net Interest Income
	as Compared to Unchanged Rates
	(for the next twelve months)
Change in Short-Term
Interest Rates
(in basis points)	September 30, 2009	December 31, 2008
+ 200	2.0%	3.9%
+ 100	1.2%	0.9%
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
CB&T and the FDIC also entered into an Order for Restitution pursuant to which CB&T agreed to establish and maintain an account in the amount of $7.5 million to ensure the availability of restitution with respect to categories of consumers, specified by the FDIC, who activated Aspire credit card accounts issued pursuant to the Affinity Agreement on or before May 31, 2005. The FDIC may require the account to be applied if, and to the extent that, CompuCredit defaults, in whole or in part, on its obligation to pay restitution to any consumers required under the settlement agreements CompuCredit entered into with the FDIC and the Federal Trade

Commission (FTC) on December 19, 2008. Those settlement agreements require CompuCredit to credit approximately $114 million to certain customer accounts that were opened between 2001 and 2005 and subsequently charged off or were closed with no purchase activity. CompuCredit has stated that this restitution involves mostly non-cash credits — in effect, reversals of amounts for which payments were never received. In addition, CompuCredit has stated that cash refunds to consumers are estimated to be approximately $3.7 million. This $7.5 million account represents a contingent liability of CB&T. At September 30, 2009, CB&T has not recorded a liability for this contingency.
Any amounts paid from the restitution account are expected to be subject to the indemnification provisions of the Affinity Agreement described above. Synovus does not currently expect that the settlement will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.
On May 23, 2008, CompuCredit and its wholly owned subsidiary, CompuCredit Acquisition Corporation, sued CB&T and Synovus in the State Court of Fulton County, Georgia, alleging breach of contract with respect to the Affinity Agreement. This case has subsequently been transferred to Georgia Superior Court, CompuCredit Corp,. v. Columbus Bank and Trust Co. , Case No. 08-CV-157010 (Ga. Super Ct.) (the “Superior Court Litigation”). CompuCredit seeks compensatory and general damages in an unspecified amount, a full accounting of the shares received by CB&T and Synovus in connection with the MasterCard and Visa initial public offerings and remittance of certain of those shares to CompuCredit, and the transfer of accounts under the Affinity Agreement to a third-party. The parties are actively engaged in settlement discussions to resolve the Superior Court Litigation. Although no assurances can be given as to whether the litigation will settle, Synovus has recorded a contingent liability in the amount of $10.5 million in the third quarter of 2009 relating to this potential settlement. CB&T and Synovus intend to continue to vigorously defend themselves against these allegations. Based on current knowledge and advice of counsel, management does not believe that the eventual outcome of this case will have a material adverse effect on Synovus’ consolidated financial condition, results of operations or cash flows. It is possible, however, that in the event of unexpected future developments the ultimate resolution of this matter, if unfavorable, may be material to Synovus’ results of operations for any particular period.
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

Securities Class Action and Shareholder Derivative Lawsuit
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
On November 4, 2009, a shareholder filed a putative derivative action purportedly on behalf of Synovus in the United States District Court, Northern District of Georgia (Civil Action File No. 1 09-CV-3069) (the “Shareholder Derivative Lawsuit”), against certain current and/or former directors and executive officers of the Company. The Shareholder Derivative Lawsuit asserts that the individual defendants violated their fiduciary duties based upon substantially the same facts as alleged in the Securities Class Action described above. The plaintiff is seeking to recover damages in an unspecified amount and equitable and/or injunctive relief.
Synovus and the individual named defendants collectively intend to vigorously defend themselves against the Securities Class Action and Shareholder Derivative Lawsuit allegations. There are significant uncertainties involved in any potential class action and derivative litigation. Based upon information that presently is available to it, Synovus’ management team is unable to predict the outcome of the purported Securities Class Action and Shareholder Derivative Lawsuit and cannot currently reasonably determine the probability of a material adverse result or reasonably estimate a range of potential exposure, if any. Although the ultimate outcome of these lawsuits cannot be ascertained at this time, based upon information that presently is available to it, Synovus’ management team presently does not believe that the Securities Class Action or the Shareholder Derivative Lawsuit, when resolved, will have a material adverse effect on Synovus’ consolidated financial condition, results of operations or cash flows.

ITEM 1A — RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2008 and in Part II under the caption “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009, and our current report on Form 8-K filed on September 15, 2009 (the September 15 8-K) which could materially affect our business, financial position, results of operations or cash flows or future results. The risks described in our Annual Report on Form 10-K/A, our Quarterly Reports on Form 10-Q and the September 15 8-K are not the only risks facing Synovus. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, results of operations or cash flows or future results.
Other than the risk factors set forth below, there were no material changes during the period covered by this Report to the risk factors previously disclosed in the Synovus’ Annual Report on Form 10-K/A for the year ended December 31, 2008, Synovus’ Quarterly Reports on Form 10-Q for the periods ended March 31, 2009, and June 30, 2009, and the September 15 8-K.
Future losses will result in an additional valuation allowance to our deferred tax assets and impair our ability to recover our deferred tax asset during 2010.
During the quarter ended June 30, 2009, Synovus reached a cumulative three-year pre-tax loss position. Under GAAP, a cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. Synovus incurred additional pre-tax losses in the quarter ended September 30, 2009. Accordingly, Synovus was required to increase the valuation allowance against its deferred tax assets by approximately $173 million and $155 million, respectively, during the quarters ended June 30, 2009 and September 30, 2009, which adversely impacted Synovus’ results of operations for these periods. See Note 13 — Income Taxes to the Unaudited Financial Statements in Part 1 of this report. Under GAAP, once a company that has recorded valuation allowance against a deferred tax asset returns to profitability, it is possible to reverse the valuation allowance and recapture the deferred tax asset. However, recapture of the deferred tax assets balance is subject to considerable judgment and uncertainty. Synovus expects to recover the balance of its deferred tax assets once it has demonstrated a consistent return to profitability, and the internal stress test methodology used by Synovus management assumes that Synovus will be able to recover all of the recorded valuation allowance in 2010. There can be no assurance that Synovus will be able to fully reverse the valuation allowance against its deferred tax assets during 2010, which may negatively impact Synovus’ capital ratios.
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
We presently are subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock.
Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, various state regulators (for state chartered banks), the Federal Reserve (for bank holding companies), the Office of the Comptroller of the Currency (for national banks) and separately the FDIC as the insurer of bank deposits, have the authority to compel or restrict certain actions on our part if they determine that we have insufficient capital or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, our bank regulators can require us to enter into informal or formal enforcement orders, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which we would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.
As a result of losses that we have incurred to date and our high level of classified assets, we entered into a memorandum of understanding with the Federal Reserve Bank of Atlanta and the Banking Commissioner of the State of Georgia, or the “Georgia Commissioner,” pursuant to which we agreed to implement plans that are intended to, among other things, minimize credit losses and reduce the amount of our nonperforming loans, limit and manage our concentrations in commercial loans, improve our credit risk management and related policies and procedures, address liquidity management and current and future capital requirements, strengthen enterprise risk management practices, and provide for succession planning for key corporate and regional management positions. The memorandum of understanding also requires that we obtain the prior approval of the Federal Reserve Bank of Atlanta and the Georgia Commissioner prior to increasing the cash dividend on our common stock above the current level of $0.01 per share.
In addition, several of our subsidiary banks presently are subject to memoranda of understanding with the FDIC and their applicable state bank regulatory authorities and/or resolutions adopted by those banks’ boards of directors at the direction of their appropriate bank regulatory authorities. These supervisory actions are similar in substance and scope to the memorandum of understanding described above. In the future, our other subsidiary banks may become subject to similar and/or heightened supervisory actions and enhanced regulation.
If we are unable to comply with the terms of our current regulatory orders, or if we are unable to comply with the terms of any future regulatory orders to which we may become subject, then we could become subject to additional, heightened supervisory actions and orders, possibly including cease and desist orders, prompt corrective actions and/or other regulatory enforcement actions. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such supervisory action could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock.
See the “Business-Supervision, Regulation and Other Factors” section of our Annual Report on Form 10-K/A for the year ended December 31, 2008 and the September 15 8-K, which are incorporated by reference in this quarterly report on Form 10-Q.
We may be required to raise additional Tier 1 capital to comply with new regulatory standards adopted following the release of the results of the Supervisory Capital Assessment Program.
On May 7, 2009, the Federal Reserve Board announced the results of the SCAP, commonly referred to as the “stress test,” of the capital needs through the end of 2010 of the nineteen largest U.S. bank holding companies. Under the SCAP methodology, financial institutions were required to maintain Tier 1 common equity at or above 4% of risk weighted assets. This additional common equity is intended to serve as a buffer against higher losses than generally expected, and allow such bank holding companies to remain well capitalized and able to lend to creditworthy borrowers should such losses materialize. Although Synovus was not among the bank holding companies that the Federal Reserve reviewed under the SCAP, Synovus conducted an internal analysis of its capital position as of June 30, 2009, using many of the same methodologies of the SCAP, but applying underlying assumptions relating to potential losses that Synovus believed to be more appropriately tailored to reflect the composition and attributes of its loan portfolio. Certain of those assumptions were more optimistic than the assumptions used by the nineteen largest banks under the SCAP methodology. Although Synovus’ regulators have expressed concern that its 2010 stress test assumptions are notably more optimistic than those used for 2009 despite the current difficult economic environment, based upon Synovus’ internal analysis, management believes that, through internally generated sources of capital only, as of June 30, 2009, Synovus complied with the Tier 1 capital threshold of common equity at or above 4% of risk weighted assets. As of June 30, 2009, utilizing the SCAP-defined methodology and assumptions, Synovus would have been unable to demonstrate that it would meet the Tier 1 capital threshold of common equity at or above 4% of risk weighted assets under the “More Adverse” scenario of SCAP. If economic conditions or other factors worsen to a greater degree than the assumptions underlying our own internal assessment of our capital position, then we may need to seek additional Tier 1 capital from external sources in addition to our recently completed public offering and the Exchange Offer.
As Synovus has continued to carefully monitor the dramatically evolving financial services landscape in general, and its position in that landscape compared to its peers in particular, Synovus considered a number of factors, including, but not limited to: the regulators’ urging for Synovus to bolster its capital position promptly; strategies pursued by Synovus’ peers to improve their capital position and the window of opportunity to raise available capital; and available strategic opportunities resulting from the distressed banking environment. In light of these factors, on September 14, 2009, Synovus announced a Capital Plan. Through November 9, 2009, implementation of the Capital Plan has generated an aggregate of approximately $644 million of tangible common equity. Synovus presently expects to continue to work to identify, consider and pursue additional balance sheet optimization initiatives during the fourth quarter of 2009. If economic conditions or other factors worsen to a greater degree than the assumptions underlying Synovus’ internal assessment of its capital position, if minimum regulatory capital requirements for Synovus or its subsidiary banks increase as the result of regulatory directives or otherwise, or if Synovus’ stress test for any reason fails to adequately address some of the more complex aspects of our 30 bank charter structure, then Synovus may be required to seek additional capital from external sources. Given the weakened economy, current market conditions and Synovus’ recent financial performance and related credit ratings, there can be no assurance that additional capital will be available on favorable terms, if at all.
Our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expenses, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans, all as described under Note 8 of Notes to Consolidated Financial Statements on pages F-19 and F-20 of the Financial Appendix and under “Critical Accounting Policies Allowance for Loan Losses” in the “Management’s Discussion and Analysis” Section on pages F-59 through F-61 of the Financial Appendix, which is attached as Exhibit 99.1 to our Annual Report on Form 10-K/A for the year ended December 31, 2008. The allowance, in the judgment of management, is established to reserve for estimated loan losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.
We also apply a comprehensive loan classification methodology across each of our 30 bank subsidiaries. Using this methodology, each of our subsidiary banks makes objective and subjective determinations in concluding what they believe to be the appropriate classification of each of their outstanding loans. We carefully monitor, on a bank-by-bank basis, the volume of loans that migrate through each of the various levels of classification. During each quarter, we review a pool of what we believe to be representative sample loans from each of our subsidiary banks in an effort to monitor the level of reserves that are maintained in respect of those loans, and to work towards a uniform application of allowance principles across our enterprise.

Because the initial classification of the loans is inherently subjective and subject to evolving local market conditions and other changing factors, it can be difficult for us to predict the effects that those factors will have on the classifications assigned to the loan portfolio of any of our banks, and thus difficult to anticipate the velocity or volume of the migration of loans through the classification process and affect on the level of the allowance for loan losses. Accordingly, we monitor our credit quality and our reserves on a consolidated basis, and use that as a basis for capital planning and other purposes. See Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Capital Resources and Liquidity”.
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
In light of current market conditions, we regularly reassess the creditworthiness of our borrowers and the sufficiency of our allowance for loan losses. Our allowance for loan losses increased from 2.14% of total loans at December 31, 2008 to 3.49% at September 30, 2009. We made a provision for loan losses during the nine months ended September 30, 2009 of approximately $1.42 billion, which was significantly higher than in previous periods. We also charged-off approximately $1.10 billion in loans, net of recoveries, during the nine months ended September 30, 2009, which was significantly higher than in previous periods. We will likely experience additional classified loans and non-performing assets in the foreseeable future as the deterioration in the credit and real estate markets causes borrowers to default. Further, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, likely will be negatively affected by the recent downturn in the real estate market, and therefore may result in an inability to realize a full recovery in the event that a borrower defaults on a loan. Any additional non-performing assets, loan charge-offs, increases in the provision for loan losses or the continuation of aggressive charge-off policies or any inability by us to realize the full value of underlying collateral in the event of a loan default, will negatively affect our business, financial condition, and results of operations and the price of our securities.
We may be unable to receive dividends from our subsidiary banks, and we may be required to contribute capital to those banks, which could adversely affect our liquidity and cause us to raise capital on terms that are unfavorable to us.
Our primary source of liquidity is dividends from our subsidiary banks, which are governed by certain rules and regulations of various state and federal banking regulatory agencies. Dividends from our subsidiaries in 2009 have been and will continue to be significantly lower than those received in previous years. This may be the result of those banks’ financial condition and/or regulatory limitations they may face. During 2009, we have been required to provide capital to certain subsidiaries and expect to continue to do so over the remainder of 2009. There is an increasing possibility that additional Synovus subsidiary banks may be directed by their regulators to increase their capital levels as a result of weakened financial condition, which may require that we contribute additional capital to these banks at a time when Synovus is not receiving a meaningful amount of dividend payments from its banks to offset those capital infusions. This could require that Synovus maintain a consolidated capital position that is beyond what we presently anticipate and in excess of the levels of capital used in the assumptions underlying our internal capital analysis. Further, as a holding company with obligations (such as TARP and trust preferred repayments) and expenses (such as salaries) separate from our bank subsidiaries, and because many of our banks will be unable to make dividend payments to us, we must maintain a level of liquidity at our holding company that is sufficient to address those obligations and expenses. The maintenance of adequate liquidity at our holding company could limit our ability to make further capital investments in our bank subsidiaries, and which could adversly impact us.
In addition, current market conditions and required dividend payments on the Series A Preferred Stock likely will continue to put additional pressure on our liquidity position. If these trends continue, we may be forced to raise additional capital including beyond the amounts raised through our recently announced Capital Plan. Given the weakened economy, current market conditions and our recent financial performance and related credit rating downgrades, we may be unable to obtain new borrowings or issue equity on favorable terms, if at all. In addition, the terms of a potential equity offering would result in dilution to our existing shareholders. Also, we may be unable to raise the amount of capital that we desire due to the limited number of shares of our common stock that currently remain authorized and available for issuances under our organizational documents.
Failure to successfully implement or realize the anticipated benefits of our strategic initiatives could adversely impact us.
There can be no assurance that we will be able to successfully implement or realize the anticipated benefits of our strategic initiatives, including our aggressive plans to dispose of nonperforming assets. If we are not successful in implementing or realizing the anticipated benefits, we could be adversely impacted by negative perceptions regarding our ability to withstand a “more adverse” economic scenario by investors, our regulators and the rating agencies. In addition, we may become subject to further supervisory action and even if we succeed in our strategic initiatives, we may be unable to realize the anticipated benefits of our initiatives.
Also, while we consider our capital position on a consolidated basis, the regulators of each of our individual banks may require that those individual banks require a higher level of capital than we may anticipate, which would require that we maintain a consolidated capital position that is well beyond what we presently anticipate and in excess of the levels of capital used in the assumptions underlying our internal capital analysis. Further, as a holding company with obligations (such as TARP and trust preferred repayments) and expenses (such as salaries) separate from our bank subsidiaries, and because many of our banks will be unable to make dividend payments to us, we must maintain a level of liquidity at our holding company that is sufficient to address those obligations and expenses. The maintenance of adequate liquidity at our holding company will limit our ability to make further capital investments in our bank subsidiaries, which could adversly inpact us.

ITEM 2 — UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS
In prior periods, Synovus received previously owned shares of its common stock in payment of the exercise price of stock options and shares withheld to cover taxes on vesting for non-vested shares granted. No shares of Synovus common stock were delivered during the three months ended September 30, 2009.

ITEM 3 — EXHIBITS

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

SYNOVUS FINANCIAL CORP.
Date: November 9, 2009	BY:	/s/ Thomas J. Prescott
Thomas J. Prescott
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Synovus, as amended, incorporated by reference to Exhibit 3.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006

3.2	Articles of Amendment to Articles of Incorporation of Synovus incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 17, 2008

3.3	Articles of Amendment to Articles of Incorporation of Synovus establishing the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008

3.4	Articles of Amendment to Articles of Incorporation of Synovus establishing the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 3.2 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008

3.5	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.2 of Synovus’ Current Report on Form 8-K date December 17, 2008, as filed with the SEC on December 17, 2008

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report