Form 10-K
period 2009-12-31
SYNOVUS FINANCIAL CORP
filed 2010-03-01
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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
     YES ☐      NO ☑
     As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $783,607,515 based on the closing sale price of $2.99 reported on the New York Stock Exchange on June 30, 2009.
     As of February 12, 2010, there were 489,832,889 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 2010 (“Proxy Statement”)	Part III

Financial Appendix for the year ended December 31, 2009 to the Proxy Statement (“Financial Appendix”)	Parts I, II, III and IV

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
     All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus’ use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “should,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus’ future business and financial performance and/or the performance of the commercial banking industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus’ ability to control or predict. These factors include, but are not limited to:
(1)	competitive pressures arising from aggressive competition from other financial service providers;

(2)	further deteriorations in credit quality, particularly in residential construction and commercial development real estate loans, may continue to result in increased non-performing assets and credit losses, which could adversely impact our earnings and capital;

(3)	declining values of residential and commercial real estate may result in further write-downs of assets and realized losses on disposition of non-performing assets, which may increase our credit losses and negatively affect our financial results;

(4)	continuing weakness in the residential real estate environment, which may negatively impact our ability to liquidate non-performing assets;

(5)	the impact on our borrowing costs, capital costs and our liquidity due to further adverse changes in our credit ratings;

(6)	the risk that our allowance for loan losses may prove to be inadequate or may be negatively affected by credit risk exposures;

(7)	our ability to manage fluctuations in the value of our assets and liabilities to maintain sufficient capital and liquidity to support our operations;

(8)	the concentration of Synovus’ non-performing assets by loan type, in certain geographic regions and with affiliated borrowing groups;

(9)	the risk of additional future losses if the proceeds we receive upon the liquidation of assets are less than the carrying value of such assets;

(10)	changes in the interest rate environment which may increase funding costs or reduce earning assets yields, thus reducing margins;

(11)	restrictions or limitations on access to funds from subsidiaries and potential obligations to contribute additional capital to our subsidiaries, which may restrict Synovus’ ability to make payments on its obligations or dividend payments;

(12)	the availability and cost of capital and liquidity on favorable terms, if at all;

(13)	changes in accounting standards or applications and determinations made thereunder;

(14)	slower than anticipated rates of growth in non-interest income and increased non-interest expense;

(15)	changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which Synovus is perceived in such markets, including a further reduction in our debt ratings;

(16)	the risk that the recoverability of the deferred tax asset balance may extend beyond 2010;

(17)	the strength of the U.S. economy in general and the strength of the local economies and financial markets in which operations are conducted may be different than expected;

(18)	the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board;

(19)	inflation, interest rate, market and monetary fluctuations;

(20)	the impact of the Emergency Economic Stabilization Act of 2008 (EESA), the American Recovery and Reinvestment Act (ARRA), the Financial Stability Plan and other recent and proposed changes in governmental policy, laws and regulations, including proposed and recently enacted changes in the regulation of banks and financial institutions, or the interpretation or application thereof, including restrictions, increased capital requirements, limitations and/or penalties arising from banking, securities and insurance laws, regulations and examinations;

(21)	the risk that we will not be able to complete the proposed consolidation of our subsidiary banks or, if completed, realize the anticipated benefits of the proposed consolidation;

(22)	the impact on Synovus’ financial results, reputation and business if Synovus is unable to comply with all applicable federal and state regulations and applicable memoranda of understanding, other supervisory actions and any necessary capital initiatives;

(23)	the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto;

(24)	the volatility of our stock price;

(25)	the impact on the valuation of our investments due to market volatility or counterparty payment risk;

(26)	the risks that we may be required to seek additional capital to satisfy applicable regulatory capital standards and pressures in addition to the capital realized through the execution of Synovus’ capital plan announced during 2009;

(27)	the risk that, if economic conditions worsen or regulatory capital requirements for our subsidiary banks are modified, we may be required to seek additional liquidity at the holding company from external sources;

(28)	the costs of services and products to us by third parties, whether as a result of our financial condition, credit ratings, the way we are perceived by such parties, the economy or otherwise;

(29)	the risk that we could have an “ownership change” under Section 382 of the Internal Revenue Code, which could impair our ability to timely and fully utilize our net operating losses and built-in losses that may exist when such “ownership change” occurs; and
(30)	other factors and other information contained in this document and in other reports and filings that Synovus makes with the SEC under the Exchange Act, including, without limitation, under the caption “Risk Factors.”
     For a discussion of these and other risks that may cause actual results to differ from expectations, you should refer to the risk factors and other information in this Report, and our other periodic filings, including quarterly reports on Form 10-Q and current reports on Form 8-K, that we file from time to time with the SEC. All written or oral forward-looking statements that are made by or are attributable to Synovus are expressly qualified by this cautionary notice. You should not place undue reliance on any forward-looking statements, since those statements speak only as of the date on which the statements are made. Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of new information or unanticipated events, except as may otherwise be required by law.
Item 1. Business
General
     Synovus Financial Corp. is a diversified financial services company and a registered bank holding company based in Columbus, Georgia. We provide integrated financial services including commercial and retail banking, financial management, insurance and mortgage services to our customers through 30 wholly owned subsidiary banks and other offices in Georgia, Alabama, South Carolina, Florida and Tennessee. As of December 31, 2009, we had approximately $32.9 billion in assets, $27.4 billion in total deposits and $2.9 billion in shareholders’ equity, and our banks ranged in size from $221.5 million to $7.2 billion in total assets.
     Additional information relating to our business and our subsidiaries is set forth below and is included under the Section “Management’s Discussion and Analysis” which is set forth on pages F-xx through F-xxx of the Financial Appendix which is incorporated in this document by reference.
     We were incorporated under the laws of the State of Georgia in 1972. Our principal executive offices are located at 1111 Bay Avenue, Suite 500, Columbus, Georgia 31901 and our telephone number at that address is (706) 644-1930. Our common stock is traded on the New York Stock Exchange under the symbol “SNV.”
2009 Strategic Highlights
     During 2009, we have taken a number of steps to position our company to emerge from the current economic crisis as a stronger organization prepared to capture the growth opportunities that we expect will present themselves:
•	Capital position — We announced and executed a number of capital initiatives to bolster our capital position against further credit deterioration and to provide additional capital as we pursued our aggressive asset disposition strategy. Through a combination of a public equity offering, liability management and strategic dispositions, we added $644 million of Tier 1 capital during 2009. Synovus is identifying, considering, and pursuing additional capital management strategies to bolster its capital position.

•	Risk management — We completed the centralization of a number of key functions, including credit and loan review, deposit operations, loan operations, procurement and facilities management. These changes emphasize a one-company view of our operating structure and reduce the risks of managing these complex internal functions.

•	Aggressive management of credit issues — We announced and executed an aggressive strategy to dispose of non-performing assets and manage our credit quality. In 2009, we disposed of an aggregate of $1.18 billion of non-performing assets.

•	Deposit growth—Our deposits remain a strength of our business. As of December 31, 2009, our total deposits were $27.43 billion. We continue to focus on improving the mix of our deposits. As of December 31, 2009, our non-interest-bearing deposits, or DDAs, were $4.17 billion, a 17.1% increase compared to December 31, 2008. In addition, our non-CD deposits, excluding national market brokered money market accounts, as of December 31, 2009 were $14.80 billion, an increase of 9.9% compared to December 31, 2008.

•	Focus on expense control— We have controlled our expenses and reduced our fundamental non-interest expense in each of the last four quarters. We continually review our company’s operations to identify ways to enhance efficiency and create an enhanced banking experience for our customers. Total non-interest expenses for 2009 were $1.22 billion compared to $1.46 billion for 2008. Excluding discontinued operations, other credit costs, FDIC insurance expense, restructuring charges, net litigation contingency expense, and goodwill impairment expense, our non-interest expenses for 2009 were $743.8 million compared to $794.9 million for 2008. The total number of employees at December 31, 2009 was 6,385 compared to 6,876 at December 31, 2008.

•	Relationship banking —Our relationship-based approach to banking is built on creating long-term relationships with our customers. We utilize a decentralized customer delivery model and a commitment to being a great place to work to provide unparalleled customer experiences. This relationship banking approach allows our bankers to serve their customers’ individual needs and demonstrates our commitment to the communities in which we operate. We believe that these factors position us to take advantage of future growth opportunities in our existing markets.
We believe that these steps, together with our strong franchise in attractive Southeastern markets, position us to emerge from the current economic crisis as a stronger organization prepared to capture the growth opportunities that we expect will present themselves.
Charter Consolidation
     In January 2010, we announced our intention to transition from 30 subsidiary banks with 30 individual charters to a single subsidiary bank structure, pending receipt of all required regulatory approvals. We believe that this legal change in our charter structure will:
•	simplify regulatory oversight;

•	improve capital efficiency;

•	enhance risk management;

•	increase opportunities for efficiency; and

•	better position Synovus to emerge stronger from the current economic downturn.
The announced charter consolidation is only a change in the legal structure of our organization and does not change our relationship-banking business model. We presently expect to complete the consolidation of our bank charters into a single charter by mid-2010, subject to receipt of the required regulatory approvals. See “Item 1A — Risk Factors — We may be unable to successfully implement the Charter Consolidation and we may not realize the expected benefits from the Charter Consolidation” on page 21 of this Report.
Banking Operations
     Currently, we operate through 30 wholly owned bank subsidiaries. Our bank subsidiaries offer commercial banking services, including commercial, financial, agricultural and real estate loans, and retail banking services. Our retail banking services include accepting customary types of demand and savings deposits; individual, consumer, installment and mortgage loans; safe deposit services; automated banking services; automated fund transfers; Internet based banking services; and bank credit card services, including MasterCard and Visa services.
     As of December 31, 2009, we operated the following 30 wholly owned bank subsidiaries in the following states:

State of
Name	Incorporation/Charter
CB&T Bank of East Alabama	Alabama
Community Bank & Trust of Southeast Alabama	Alabama
The Bank of Tuscaloosa	Alabama

State of
Name	Incorporation/Charter
Sterling Bank	Alabama
First Commercial Bank of Huntsville	Alabama
First Commercial Bank	Alabama
The Tallahassee State Bank	Florida
Coastal Bank and Trust of Florida	Florida
First Coast Community Bank	Florida
Synovus Bank	Florida
Synovus Bank of Jacksonville	Florida
Columbus Bank and Trust Company	Georgia
Commercial Bank	Georgia
Commercial Bank & Trust Company of Troup County	Georgia
SB&T Bank	Georgia
The Coastal Bank of Georgia	Georgia
First State Bank and Trust Company of Valdosta	Georgia
Bank of Coweta	Georgia
First Community Bank of Tifton	Georgia
CB&T Bank of Middle Georgia	Georgia
Sea Island Bank	Georgia
Citizens First Bank	Georgia
AFB&T	Georgia
Bank of North Georgia	Georgia
Georgia Bank & Trust	Georgia
The Bank of Nashville	Tennessee
Trust One Bank	Tennessee
Cohutta Banking Company	Tennessee
The National Bank of South Carolina	National
The First National Bank of Jasper	National
     The following chart reflects the distribution of our branch locations as of December 31, 2009, in each of the states in which we conduct banking operations:

Branches
Georgia	145
Alabama	51
South Carolina	45
Florida	63
Tennessee	23

Total	327

Non-bank Subsidiaries
     In addition to our banking operations, we also provide various other financial services to our customers through the following wholly owned non-bank subsidiaries:
•	Synovus Securities, Inc., Columbus, Georgia, which specializes in professional portfolio management for fixed-income securities, investment banking, the execution of securities transactions as a broker/dealer and the provision of individual investment advice on equity and other securities;

•	Synovus Trust Company, N.A., Columbus, Georgia, which provides trust services;

•	Synovus Mortgage Corp., Birmingham, Alabama, which offers mortgage services;

•	Creative Financial Group, LTD., Atlanta, Georgia, which provides financial planning services;

•	GLOBALT, Inc., Atlanta, Georgia, which provides asset management services; and

•	Broadway Asset Management, Inc. (“BAM”), Columbus, Georgia, which purchases primarily classified assets from Synovus’ subsidiary banks and manages the liquidation of certain non-performing assets.

Spin-Off
     On December 31, 2007, we completed the spin-off of our shares of Total System Services, Inc. (“TSYS”) common stock to Synovus shareholders. TSYS provides electronic payment processing and related services to financial and nonfinancial institutions. The distribution of approximately 80.6% of TSYS’ outstanding shares we owned was made on December 31, 2007 to shareholders of record on December 18, 2007, the record date. Each Synovus shareholder received 0.483921 of a share of TSYS common stock for each share of Synovus common stock held as of the record date. See Note 2 of Notes to Consolidated Financial Statements on page F-15 of the Financial Appendix which is incorporated in this document by reference for additional information about the spin-off. As a result of the spin-off of TSYS, Synovus has only one business segment as defined by Accounting Standards Codification 280 – Segment Reporting.
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
     General. Bank holding companies and financial holding companies are subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act and by the Georgia Department of Banking and Finance under the bank holding company laws of the State of Georgia. Our subsidiary national bank associations are subject to regulation and examination primarily by the Office of the Comptroller of the Currency, which we refer to as the OCC, and, secondarily, by the Federal Deposit Insurance Corporation, which we refer to as the FDIC. Our state-chartered banks, which are not members of the Federal Reserve System, are subject to primary regulation and examination by the FDIC and by their respective state banking departments — the Georgia Department of Banking and Finance, the Alabama Banking Department, the Florida Department of Financial Services or the Tennessee Department of Financial Institutions. Numerous other federal and state laws, as well as regulations promulgated by the Federal Reserve Board, the state banking regulators, the OCC and the FDIC govern almost all aspects of the operations of our bank subsidiaries. Various federal and state bodies regulate and supervise our nonbank subsidiaries including our brokerage, investment advisory, insurance agency and processing operations. These include, but are not limited to, the Securities and Exchange Commission, the Financial Industry Regulatory Authority, federal and state banking regulators and various state regulators of insurance and brokerage activities.
     Permitted Activities. Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5 percent of the voting shares of, any company engaged in the following activities:
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
     Under the Bank Holding Company Act, a bank holding company may file an election with the Federal Reserve Board to be treated as a financial holding company and engage in an expanded list of financial activities. The election must be accompanied by a certification that all of the company’s insured depository institution subsidiaries are “well capitalized” and “well managed.” Additionally, the Community Reinvestment Act of 1977 rating of each of our subsidiary banks must be satisfactory or better. We have made such an election and are treated as a financial holding company. As such, we may engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies. If any of our banking subsidiaries ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary. In addition, if any of our banking subsidiaries receives a rating of less than satisfactory under the Community Reinvestment Act, we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, including those described above, the company must enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in, activities permissible only for a bank holding company that has elected to be treated as a financial holding company.
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
     Our Capital Requirements. The Federal Reserve Board adopted guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company or financial holding company and in analyzing applications to it under the Bank Holding Company Act. These guidelines include quantitative measures that assign risk weightings to assets and off-balance sheet items and that define and set minimum regulatory capital requirements. All bank holding companies are required to maintain Tier 1 Capital of at least 4 percent of risk-weighted assets and off-balance sheet items, Total Capital (the sum of Tier 1 Capital and Tier 2 Capital) of at least 8 percent of risk-weighted assets and off-balance sheet items and Tier 1 Capital of at least 3 percent of adjusted quarterly average assets.
     Tier 1 Capital consists principally of shareholders’ equity less any amounts of goodwill, other intangible assets, interest-only strips receivables, deferred tax assets, non-financial equity investments, and other items that are required to be deducted by the Federal Reserve Board. Tier 2 Capital consists principally of perpetual and trust preferred stock that is not eligible to be included as Tier 1 Capital, term subordinated debt, intermediate-term preferred stock and, subject to limitations, general allowances for loan and lease losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics. Average assets for this purpose do not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier 1 Capital.
     Synovus’ ratios of Tier 1 capital, total capital to risk-adjusted assets, and Tier 1 leverage as of December 31, 2009, are shown in the following table.
Capital Ratios as of
December 31, 2009

		Regulatory
		Minimums
	Regulatory	to be Well-
	Minimums	Capitalized	Synovus
Risk-based capital ratios:
Tier 1 capital	4.0%	6.0%	10.16%
Total risk-based capital	8.0	10.0	13.58%
Tier 1 leverage ratio	3.0	5.0	8.12%
     See Note 13 of Notes to Consolidated Financial Statements on pages F-26 through F-27 of the Financial Appendix and “Capital Resources” in the “Management’s Discussion and Analysis” Section on pages F-106 through F-108 of the Financial Appendix for additional information on the calculation of Synovus’ capital ratios.
     Our Subsidiary Banks’ Capital Requirements. To be well-capitalized, our banks must generally maintain a Total Capital (the sum of Tier 1 Capital and Tier 2 Capital) ratio of 10 percent or greater, a Tier 1 Capital ratio of 6 percent or greater, and a leverage ratio of 5 percent or greater. For the purposes of these tests, Tier 1 Capital consists of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles. Tier 2 Capital consists of non-qualifying preferred stock, certain types of debt and a limited amount of other items. The regulations require certain items, such as goodwill, to be deducted when calculating certain capital requirements.
     In measuring the adequacy of capital, assets are generally weighted for risk at rates that generally range from zero percent to 100 percent. Certain assets, such as cash and U.S. government securities, have a zero risk weighting. Others, such as certain commercial and consumer loans, have a 100 percent risk weighting. Risk weightings are also assigned for off-balance sheet items such as loan commitments. The various items are multiplied by the appropriate risk-weighting to determine risk-adjusted assets for the capital calculations. For the leverage ratio mentioned above, assets are not risk-weighted.
     If an institution fails to remain well-capitalized, it will be subject to a variety of enforcement remedies that increase as the capital condition worsens. For instance, federal law generally prohibits a depository institution from making any capital distribution, including the payment of a dividend or paying any management fee to its holding company, if the depository institution would be undercapitalized as a result. “Undercapitalized” depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit a capital restoration plan for approval, which must be guaranteed by the institution’s holding company. “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. See “Prompt Corrective Action” below.
     Commitments to Subsidiary Banks. Under the Federal Reserve Board’s policy, we are expected to act as a source of financial strength to our subsidiary banks and to commit resources to support our subsidiary banks in circumstances when we might not do so absent such policy. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary. Further, the Federal Reserve Board has discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that any such divestiture may aid the depository institution’s financial condition. In addition, any capital loans by us to any of our subsidiary banks would be subordinate in right of payment to depositors and to certain other indebtedness of such bank.
     If we were to enter bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to a priority of payment. In addition, the Federal Deposit Insurance Act provides that any insured depository institution generally will be liable for any loss incurred by the FDIC in connection with the default of, or any assistance provided by the FDIC to, a commonly controlled insured depository institution. All of our bank subsidiaries are FDIC-insured depository institutions and thus subject to these requirements.
     Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act established a system of prompt corrective action to resolve the problems of undercapitalized insured depository institutions. Under this system, the federal banking regulators are required to rate insured depository institutions on the basis of five capital categories as described below. The federal banking regulators are also required to take mandatory supervisory actions and are authorized to take other discretionary actions, with respect to insured depository institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the insured depository institution is assigned. Generally, subject to a narrow exception, the Federal Deposit Insurance Corporation Improvement Act requires the banking regulator to appoint a receiver or conservator for an insured depository institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. Under the regulations, all insured depository institutions are assigned to one of the following capital categories:
•	Well Capitalized — The insured depository institution exceeds the required minimum level for each relevant capital measure. A well capitalized insured depository institution is one (1) having a total risk-based capital ratio of 10 percent or greater, (2) having a Tier 1 risk-based capital ratio of 6 percent or greater, (3) having a leverage capital ratio of 5 percent or greater, and (4) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•	Adequately Capitalized — The insured depository institution meets the required minimum level for each relevant capital measure. An adequately capitalized insured depository institution is one (1) having a total risk-based capital ratio of 8 percent or greater, (2) having a Tier 1 risk-based capital ratio of 4% or greater, and (3) having a leverage capital ratio of 4 percent or greater or a leverage capital ratio of 3 percent or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

•	Undercapitalized — The insured depository institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized insured depository institution is one (1) having a total risk-based capital ratio of less than 8 percent, (2) having a Tier 1 risk-based capital ratio of less than 4 percent, or (3) a leverage capital ratio of less than 4 percent, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3 percent.

•	Significantly Undercapitalized — The insured depository institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized insured depository institution is one (1) having a total risk-based capital ratio of less than 6 percent, (2) a Tier 1 risk-based capital ratio of less than 3 percent, or (3) a leverage capital ratio of less than 3 percent.

•	Critically Undercapitalized — The insured depository institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2 percent.

     The regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines (1) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (2) that the institution has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. Supervisory actions by the appropriate federal banking regulator depend upon an institution’s classification within the five categories. Our management believes that we and our bank subsidiaries have the requisite capital levels to qualify as well capitalized institutions under the Federal Deposit Insurance Corporation Improvement Act regulations. See Note 13 of Notes to Consolidated Financial Statements on pages F-26 through F-27 of the Financial Appendix.
     The Federal Deposit Insurance Corporation Improvement Act generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. See “Dividends.” Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
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
     Dividends. Under the laws of the State of Georgia, we, as a business corporation, may declare and pay dividends in cash or property unless the payment or declaration would be contrary to restrictions contained in our Articles of Incorporation, or unless, after payment of the dividend, we would not be able to pay our debts when they become due in the usual course of our business or our total assets would be less than the sum of our total liabilities. In addition, we are also subject to federal regulatory capital requirements that effectively limit the amount of cash dividends, if any that we may pay.

      Under the Federal Reserve Board guidance reissued on February 24, 2009 the Federal Reserve may restrict our ability to pay dividends on any class of capital stock or any other Tier 1 capital instrument if we are not deemed to have a strong capital position. In addition, we may have to reduce or eliminate dividends if:

•	our net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

•	our prospective rate of earnings retention is not consistent with the holding company’s capital needs and overall current and prospective financial condition; or

•	we will not meet, or are in danger of not meeting, the minimum regulatory capital adequacy ratios.
     As a result of the memorandum of understanding described in “Part I — Item 1A — Risk Factors — We are presently subject to, and in the future may become subject to additional, supervisory actions and/or enhanced regulation that could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock” on page 28 of this Report, we are required to inform the Federal Reserve Board in advance of declaring or paying any future dividends, and the Federal Reserve Board could decide at any time that paying any common stock dividends could be an unsafe or unsound banking practice. In the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has in some cases discouraged payment unless both asset quality and capital are very strong.
     Additionally, we are subject to contractual restrictions that limit our ability to pay dividends if there is an event of default under such contract. Finally, so long as any of our debt or equity securities issued to the United Stated Department of the Treasury (the “Treasury”) under its Capital Purchase Program (“Capital Purchase Program”) are held by the Treasury, Synovus will not be permitted to increase the dividend rate on our common stock without approval from the Treasury.
     The primary sources of funds for our payment of dividends to our shareholders are dividends and fees to us from our bank and nonbank affiliates. Various federal and state statutory provisions and regulations limit the amount of dividends that our subsidiary banks may pay. Under the regulations of the Georgia Department of Banking and Finance, a Georgia bank must have approval of the Georgia Department of Banking and Finance to pay cash dividends if, at the time of such payment:
•	the ratio of Tier 1 capital to adjusted total assets is less than 6 percent;

•	the aggregate amount of dividends to be declared or anticipated to be declared during the current calendar year exceeds 50 percent of its net after-tax profits for the previous calendar year; or

•	its total classified assets in its most recent regulatory examination exceeded 80 percent of its Tier 1 capital plus its allowance for loan losses, as reflected in the examination.
     For those of our subsidiary banks chartered in Alabama, Florida or Tennessee, the approval of the appropriate state banking department is generally required if the total of all dividends declared in any year would exceed the total of its net income for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. In addition, the approval of the OCC is required for a national bank to pay dividends in excess of the bank’s retained net income for the current year plus retained net income for the preceding two years. The OCC and many other regulators have a policy, but not a requirement, that a dividend payment should not exceed net income to date in the current year.
     The Federal Deposit Insurance Corporation Improvement Act generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the institution would thereafter be undercapitalized. In addition, federal and state banking regulations applicable to us and our bank subsidiaries require minimum levels of capital that limit the amounts available for payment of dividends.

     See “Dividends” under the “Management’s Discussion and Analysis” Section on pages F-108 and F-109 and “Parent Company” under the “Management’s Discussion and Analysis” Section on page F-113 of the Financial Appendix.
     Deposit Insurance and Assessments. Deposits at our banks are insured by the Deposit Insurance Fund as administered by the FDIC, up to the applicable limits established by law.
     In February 2009, the FDIC adopted a long-term deposit insurance fund (“DIF”) restoration plan as well as an additional emergency assessment for 2009. The restoration plan increases base assessment rates for banks in all risk categories with the goal of raising the DIF reserve ratio from its current .40% to 1.15% within seven years. Banks in the best risk category paid initial base rates ranging from 12 to 16 basis points of assessable deposits beginning April 1, 2009. Additionally, the FDIC adopted a final rule imposing a special emergency assessment on all financial institutions of 5 basis points of total assets minus Tier 1 capital as of June 30, 2009. Our special emergency assessment totaled $16.2 million and was collected on September 30, 2009. The FDIC is also permitted to impose an emergency special assessment after June 30, 2009 of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. The FDIC has not to date imposed such an assessment. The increase in assessments by the FDIC could have a material adverse effect on our earnings. In addition, the FDIC collects The Financing Corporation (FICO) deposit assessments on assessable deposits. FICO assessments are set quarterly, and in 2008 ranged from 1.14 (annual) basis points in the first quarter to 1.12 (annual) basis points in the second and third quarters. Our subsidiary banks pay the deposit insurance assessment, less any offset available by means of assessment credits, and pay the quarterly FICO assessments.
     Effective November 21, 2008 and until June 30, 2010, the FDIC expanded deposit insurance limits for certain accounts under the Temporary Liquidity Guarantee Program. Provided an institution has not opted out of the Program, the FDIC will fully guarantee funds deposited in non-interest bearing transaction accounts, including (i) Interest on Lawyer Trust Accounts, or IOLTA accounts, and (ii) negotiable order of withdrawal, or NOW accounts, with rates no higher than 0.50 percent if the institution has committed to maintain the interest rate at or below that rate. In conjunction with the increased deposit insurance coverage, insurance assessments also increase.
     On November 12, 2009, the FDIC imposed a requirement on all financial institutions to prepay three years of FDIC insurance premiums. On December 30, 2009, Synovus prepaid $188.9 million of FDIC insurance premiums for the next three years.

     With respect to brokered deposits, an insured depository institution must be well-capitalized in order to accept, renew or roll over such deposits without FDIC clearance. An adequately capitalized insured depository institution must obtain a waiver from the FDIC in order to accept, renew or roll over brokered deposits. Undercapitalized insured depository institutions generally may not accept, renew or roll over brokered deposits.
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
     Section 23B, among other things, prohibits an institution from engaging in certain transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with nonaffiliated companies. Except for limitations on low quality asset purchases and transactions that are deemed to be unsafe or unsound, Regulation W generally excludes affiliated depository institutions from treatment as affiliates. Transactions between a bank and any of its subsidiaries that are engaged in certain financial activities may be subject to the affiliated transaction limits. The Federal Reserve Board also may designate bank subsidiaries as affiliates.
     Banks are also subject to quantitative restrictions on extensions of credit to executive officers, directors, principal shareholders, and their related interests. In general, such extensions of credit (1) may not exceed certain dollar limitations, (2) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (3) must not involve more than the normal risk of repayment or present other unfavorable features. Certain extensions of credit also require the approval of a bank’s board of directors.
     Standards for Safety and Soundness. The Federal Deposit Insurance Act requires the federal bank regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (1) internal controls; (2) information systems and audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate risk exposure; and (6) asset quality.
     The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if a regulator determines that a bank fails to meet any standards prescribed by the guidelines, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.
     Regulatory Examination. Federal and state banking agencies require us and our subsidiary banks to prepare annual reports on financial condition and to conduct an annual audit of financial affairs in compliance with minimum standards and procedures. Our banks, and in some cases we and our nonbank affiliates, must undergo regular on-site examinations by the appropriate banking agency. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. The cost of examinations may be assessed against the examined institution as the agency deems necessary or appropriate. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report.
     Community Reinvestment Act. The Community Reinvestment Act requires that the appropriate federal bank regulator evaluate the record of each of our banks in meeting the credit needs of its respective local community, including low and moderate income neighborhoods. These evaluations are considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could result in additional requirements and limitations on the banks.

     Consumer Protection Regulations. Retail activities of banks are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to federal laws applicable to credit transactions, such as:
•	the federal Truth-In-Lending Act and Regulation Z issued by the Federal Reserve Board, governing disclosures of credit terms to consumer borrowers;

•	the Home Mortgage Disclosure Act and Regulation C issued by the Federal Reserve Board, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act and Regulation B issued by the Federal Reserve Board, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act and Regulation V issued by the Federal Reserve Board, governing the use and provision of information to consumer reporting agencies;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the guidance of the various federal agencies charged with the responsibility of implementing such federal laws.
     Deposit operations also are subject to:
•	the Truth in Savings Act and Regulation DD issued by the Federal Reserve Board, which requires disclosure of deposit terms to consumers;

•	Regulation CC issued by the Federal Reserve Board, which relates to the availability of deposit funds to consumers;

•	the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.
     In addition, our state-chartered banks may also be subject to certain state laws and regulations designed to protect consumers.
     Commercial Real Estate Lending. Lending operations that involve concentrations of commercial real estate loans are subject to enhanced scrutiny by federal banking regulators. The regulators have advised financial institutions of the risks posed by commercial real estate lending concentrations. Such loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for examiners to help identify institutions that are potentially exposed to concentration risk and may warrant greater supervisory scrutiny:
•	total reported loans for construction, land development and other land represent 100 percent or more of the institutions total capital, or

•	total commercial real estate loans represent 300 percent or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 months.
In October 2009, the federal banking agencies issued additional guidance on commercial real estate lending that emphasizes these considerations.
     Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current Georgia law, a national bank may open branch offices throughout Georgia. In addition, with prior regulatory approval, a national bank is able to acquire existing banking operations in Georgia. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks. Georgia law, with limited exceptions, currently permits branching across state lines only through interstate mergers.
     Anti-Tying Restrictions. In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for them on the condition that (i) the customer obtain or provide some additional credit, property, or services from or to the bank or bank holding company or their subsidiaries, or (ii) the customer not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. A bank may, however, offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products. Also, certain foreign transactions are exempt from the general rule.
     Anti-Money Laundering. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. We are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence in dealings with foreign financial institutions and foreign customers. We also must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.
     The USA PATRIOT Act amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. The statute also creates enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) promulgating rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) requiring reports by nonfinancial trades and businesses filed with the Treasury’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) mandating the filing of suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations. The statute also requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.
     The Federal Bureau of Investigation may send bank regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. Our banks can be requested to search their records for any relationships or transactions with persons on those lists and may be required to report any identified relationships or transactions. Furthermore, the Office of Foreign Assets Control, or OFAC, is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, bank regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must freeze such account, file a suspicious activity report and notify the appropriate authorities.
     Privacy and Credit Reporting. Financial institutions are required to disclose their policies for collecting and protecting confidential customer information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties, with some exceptions, such as the processing of transactions requested by the consumer. Financial institutions generally may not disclose certain consumer or account information to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing. Federal and state banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information, and we are subject to such standards, as well as certain federal and state laws or standards for notifying consumers in the event of a security breach.
     Our subsidiary banks utilize credit bureau data in underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act and Regulation V on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates and the use of credit data. The Fair and Accurate Credit Transactions Act, which amended the Fair Credit Reporting Act, permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of that Act.
     Enforcement Powers. The banks and their “institution-affiliated parties,” including management, employees, agents, independent contractors and consultants, such as attorneys and accountants and others who participate in the conduct of the institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. Violations can include failure to timely file required reports, filing false or misleading information or submitting inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations and criminal penalties for some financial institution crimes may include imprisonment for 20 years. Regulators have flexibility to commence enforcement actions against institutions and institution-affiliated parties, and the FDIC has the authority to terminate of deposit insurance. When issued by a banking agency, cease-and-desist orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering agency. The federal banking agencies also may remove a director or officer from an insured depository institution (or bar them from the industry) if a violation is willful or reckless.
     To date, we have entered into a memorandum of understanding with the Federal Reserve Bank of Atlanta and the Banking Commissioner of the State of Georgia, pursuant to which we agreed to implement plans that are intended to, among other things, minimize credit losses and reduce the amount of our non-performing loans, limit and manage our concentrations in commercial loans, improve our credit risk management and related policies and procedures, address liquidity management and current and future capital requirements, strengthen enterprise risk management practices, and provide for succession planning for key corporate and regional management positions. Additionally, several of our subsidiary banks presently are subject to memoranda of understanding with the FDIC and their applicable state bank regulatory authorities and/or resolutions adopted by those banks’ boards of directors at the direction of their appropriate bank regulator. These supervisory actions are similar in substance and scope to the memorandum of understanding described above.
     Monetary Policy and Economic Controls. The earnings of our bank subsidiaries, and therefore our earnings, are affected by the policies of regulatory authorities, including the monetary policy of the Federal Reserve Board. An important function of the Federal Reserve Board is to promote orderly economic growth by influencing interest rates and the supply of money and credit. Among the methods that have been used to achieve this objective are open market operations in U.S. government securities, changes in the discount rate for bank borrowings, expanded access to funds for nonbanks and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits. Recently, in response to the financial crisis, the Federal Reserve Board has created several innovative programs to stabilize certain financial institutions and to ensure the availability of credit.
     The effects of the various Federal Reserve Board policies on our future business and earnings cannot be predicted. We cannot predict the nature or extent of any effects that possible future governmental controls or legislation might have on our business and earnings.
     Depositor Preference Statute. Federal law provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution are afforded priority over other general unsecured claims against such institution, including federal funds and letters of credit, in the liquidation or other resolution of the institution by any receiver.
     TARP Regulations. Under the EESA, Congress has the ability to impose “after-the-fact” terms and conditions on participants in Treasury’s TARP Capital Purchase Program. As a participant in the TARP Capital Purchase Program, we are subject to any such retroactive legislation. On February 10, 2009, the Treasury announced the Financial Stability Plan under the EESA (“the Financial Stability Plan”) which is intended to further stabilize financial institutions and stimulate lending across a broad range of economic sectors. On February 18, 2009, President Obama signed the ARRA, a broad economic stimulus package that included additional restrictions on, and potential additional regulation of, financial institutions.
     On June 10, 2009, under the authority granted to it under ARRA and EESA, the Treasury issued an interim final rule under Section 111 of EESA, as amended by ARRA, regarding compensation and corporate governance restrictions that would be imposed on TARP recipients, effective June 15, 2009. As a TARP recipient with currently outstanding TARP obligations, we are subject to the compensation and corporate governance restrictions and requirements set forth in the interim final rule, which, among other things: (1) prohibit us from paying or accruing bonuses, retention awards or incentive compensation, except for certain long-term stock awards, to our senior executives and next 20 most highly compensated employees; (2) prohibit us from making severance payments to any of our senior executive officers or next five most highly compensated employees; (3) require us to conduct semi-annual risk assessments to assure that our compensation arrangements do not encourage “unnecessary and excessive risks” or the manipulation of earnings to increase compensation; (4) require us to recoup or “clawback” any bonus, retention award or incentive compensation paid by us to a senior executive officer or any of our next 20 most highly compensated employees, if the payment was based on financial statements or other performance criteria that are later found to be materially inaccurate; (5) prohibit us from providing tax gross-ups to any of our senior executive officers or next 20 most highly compensated employees; (6) require us to provide enhanced disclosure of perquisites, and the use and role of compensation consultants; (7) required us to adopt a corporate policy on luxury and excessive expenditures; (8) require our chief executive officer and chief financial officer to provide period certifications about our compensation practices and compliance with the interim final rule; (9) require us to provide enhanced disclosure of the relationship between our compensation plans and the risk posed by those plans; and (10) require us to provide an annual non-binding shareholder vote, or “say-on-pay” proposal, to approve the compensation of our executives, consistent with regulations promulgated by the Securities and Exchange Commission (SEC). On January 12, 2010, the SEC adopted final regulations setting forth the parameters for such say-on pay proposals for public company TARP participants.
     Additional regulations applicable to TARP recipients adopted as part of EESA, the Financial Stability Plan, ARRA, or other legislation may subject us to additional regulatory requirements. The impact of these additional requirements may put us at competitive disadvantage in comparison to financial institutions that have either repaid all TARP funds or never accepted TARP funds and may materially adversely affect our business and results of operations.
     Evolving Legislation and Regulatory Action. In 2009, many emergency government programs enacted in 2008 in response to the financial crisis and the recession slowed or wound down, and global regulatory and legislative focus has generally moved to a second phase of broader regulatory reform and a restructuring of the entire financial regulatory system. Legislators and regulators in the United States are currently considering a wide range of proposals that, if enacted, could result in major changes to the way banking operations are regulated. Some of these major changes may take effect as early as 2010, and could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. See “Item 1A – Risk Factors – Regulation of the financial services industry is undergoing major changes, and future legislation could increase our cost of doing business or harm our competitive position.” on page 29 of this Report.
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
     As of December 31, 2009, we were the second largest bank holding company headquartered in Georgia, based on assets. Customers for financial services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. Although our market share varies in different markets, we believe that our community-focused relationship banking approach enables us to compete effectively with other banks and thrifts in their relevant market areas.
Employees
     As of December 31, 2009, we had 6,385 full-time employees.
Selected Statistical Information
     The “Management’s Discussion and Analysis” Section which is set forth on pages F-62 through F-114 and the “Summary of Quarterly Financial Data” Section which is set forth on page F-118 of the Financial Appendix, which includes the information encompassed within “Selected Statistical Information,” are incorporated in this document by reference.
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
     In addition, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, such as Synovus, that file electronically with the SEC. The address of that website is www.sec.gov.
     We have adopted a Code of Business Conduct and Ethics for our directors, officers and employees and have also adopted Corporate Governance Guidelines. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of our board committees as well as information on how to contact our Board of Directors, are available in the Corporate Governance Section of our website at www.synovus.com/governance. We will post any waivers of our Code of Business Conduct and Ethics granted to our directors or executive officers on our website at www.synovus.com/governance.
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
     Since the third quarter of 2007, the residential construction and commercial development real estate markets have experienced a variety of difficulties and challenging economic conditions. Our non-performing assets were $1.83 billion at December 31, 2009, compared to $1.17 billion at December 31, 2008. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the fair value of our non-performing assets, the loss severities of loans in default, and the fair value of real estate owned. We also may realize additional losses in connection with our disposition of non-performing assets. Poor economic conditions could result in decreased demand for residential housing, which, in turn, could adversely affect the development and construction efforts of residential real estate developers. Consequently, such economic downturns could adversely affect the ability of such residential real estate developer borrowers to repay these loans and the value of property used as collateral for such loans. A sustained weak economy could also result in higher levels of non-performing loans in other categories, such as commercial and industrial loans, which may result in additional losses. Management continually monitors market conditions and economic factors throughout our footprint for indications of change in other markets. If these economic conditions and market factors negatively and/or disproportionately affect some of our larger loans, then we could see a sharp increase in our total net-charge offs and also be required to significantly increase our allowance for loan losses. Any further increase in our non-performing assets and related increases in our provision expense for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.
We may experience increased delinquencies and credit losses, which could have a material adverse effect on our capital, financial condition and results of operations.
     Like other lenders, we face the risk that our customers will not repay their loans. A customer’s failure to repay us is preceded generally by missed payments. In some instances, a customer may declare bankruptcy prior to missing payments, although this is not generally the case. Customers who declare bankruptcy frequently do not repay their loans. Where our loans are secured by collateral, we may attempt to seize the collateral when and if customers default on their loans. The value of the collateral may not equal the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customers. Rising delinquencies and rising rates of bankruptcy are often precursors of future charge-offs and may require us to increase our allowance for loan losses.

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
     We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expenses, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans, all as described under Note 7 of Notes to Consolidated Financial Statements on pages F-20 and F-21 of the Financial Appendix and under “Critical Accounting Policies Allowance for Loan Losses” in the “Management’s Discussion and Analysis” Section on pages F-66 through F-68 of the Financial Appendix. The allowance, in the judgment of management, is established to reserve for estimated loan losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.
     We also apply a comprehensive loan classification methodology across each of our 30 bank subsidiaries. Using this methodology, each of our subsidiary banks makes objective and subjective determinations in concluding what they believe to be the appropriate classification of each of their outstanding loans. We carefully monitor, on a bank-by-bank basis, the volume of loans that migrate through each of the various levels of classification. During each quarter, we review a pool of what we believe to be a representative sample of loans from each of our subsidiary banks in an effort to monitor the level of reserves that are maintained in respect of those loans, and to work towards a uniform application of allowance principles across our enterprise.
     Because the initial classification of the loans is inherently subjective and subject to evolving local market conditions and other changing factors, it can be difficult for us to predict the effects that those factors will have on the classifications assigned to the loan portfolio of any of our banks, and thus difficult to anticipate the velocity or volume of the migration of loans through the classification process and effect on the level of the allowance for loan losses. Accordingly, we monitor our credit quality and our reserves on a consolidated basis, and use that as a basis for capital planning and other purposes. See “Liquidity” and “Capital Resources” under the “Management’s Discussion and Analysis” Section on pages F-104 through F-108 of the Financial Appendix.
     In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional loan charge offs, based on judgments different than those of management. An increase in the allowance for loan losses results in a decrease in net income and capital, and may have a material adverse effect on our capital, financial condition and results of operations.
     In light of current market conditions, we regularly reassess the creditworthiness of our borrowers and the sufficiency of our allowance for loan losses. Our allowance for loan losses increased from 2.14% of total loans at December 31, 2008 to 3.72% at December 31, 2009. We made a provision for loan losses during the year ended December 31, 2009 of approximately $1.81 billion, which was significantly higher than in previous periods. We also charged-off approximately $1.46 billion in loans, net of recoveries, during the year ended December 31, 2009, which was significantly higher than in previous periods.
     We will likely experience additional classified loans and non-performing assets in the foreseeable future as the deterioration in the credit and real estate markets causes borrowers to default. Further, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, likely will be negatively affected by the recent downturn in the real estate market, and therefore may result in an inability to realize a full recovery in the event that a borrower defaults on a loan. Any additional non-performing assets, loan charge-offs, increases in the provision for loan losses or the continuation of aggressive charge-off policies or any inability by us to realize the full value of underlying collateral in the event of a loan default, could negatively affect our business, financial condition, and results of operations and the price of our securities.
We will realize additional future losses if the proceeds we receive upon liquidation of assets are less than the carrying value of such assets.
We have announced a strategy to aggressively dispose of non-performing assets. For a significant portion of our non-performing assets, we have determined the asset categories to be disposed of but have not identified specific assets within those categories. Non-performing assets are recorded on our financial statements at the estimated fair value, which considers management’s plans for disposition. We may also sell assets in the future that are not currently identified as non-performing assets. We will realize additional future losses if the proceeds we receive upon dispositions of assets are less than the recorded carrying value of such assets. Furthermore, if market conditions continue to decline the magnitude of losses we may realize upon the disposition of assets may increase, which will materially adversely affect our business, financial condition and results of operations.
Recent turmoil in the real estate markets and the tightening of credit have adversely affected the financial services industry and may continue to adversely affect our business, financial condition and results of operations.
     Recent turmoil in the housing and real estate markets, including falling real estate prices, increasing foreclosures, and rising unemployment, have negatively affected the credit performance of loans secured by real estate and resulted in significant write-downs of asset values by banks and other financial institutions. These write-downs caused many banks and financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with other financial institutions and, in some cases, to fail. As a result, many lenders and institutional investors reduced or ceased providing credit to borrowers, including other financial institutions, which, in turn, led to the global credit crisis.
     This market turmoil and credit crisis have resulted in an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The degree and timing of economic recovery remain uncertain. The resulting economic pressure on consumers and businesses and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations and may continue to result in credit losses and write-downs in the future.
We may be unable to successfully implement the Charter Consolidation and we may not realize the expected benefits from the Charter Consolidation.
     In January 2010, we announced our intention to change our legal structure by consolidating our 30 separately chartered banks into a single bank subsidiary (the “Charter Consolidation”). We believe that the Charter Consolidation will result in a number of benefits, including simplified regulatory oversight, improved capital efficiency and enhanced risk management. However, there is no guarantee that we will be able to successfully execute on all or any components of the Charter Consolidation or realize any of the expected benefits of the Charter Consolidation. The Charter Consolidation is subject to federal and state regulatory approval and there is no guarantee that we will be able to obtain such approval. Even if approved, federal and state regulatory agencies may impose conditions on our ability to implement the Charter Consolidation, including imposing operational restrictions on us or our subsidiary banks or requiring us to raise additional capital, which could prevent the successful implementation of, or reduce the benefits we realize from, the Charter Consolidation. In addition, we may be unable to successfully consolidate all of the regulatory initiatives our subsidiary banks are currently subject to into a global regulatory order applicable to the resulting bank(s) in the Charter Consolidation and such resulting bank(s) may be required to comply with all regulatory initiatives to which our subsidiary banks are currently subject. If we are not able to successfully complete the Charter Consolidation, we could be adversely impacted by negative perceptions regarding our inability to move to a more centralized structure.
     Even if we are successful in implementing the Charter Consolidation, we may not realize the expected benefits from the Charter Consolidation. Furthermore, the Charter Consolidation could have an adverse impact on our business and results of operations if our customers and employees perceive the Charter Consolidation as a loss of our traditional community banking culture, which may result in higher than expected loss of deposits (particularly with respect to our Synovus® Shared Deposit products), disruption of our business and adverse affects on our ability to maintain relationships with our customers and employees. We rely on the current officers of our subsidiary banks to manage our subsidiary banks in their respective market areas and we could be materially adversely affected if these officers depart as a result of the Charter Consolidation. Difficulty in consolidating our subsidiary banks could lead to higher than expected integration costs and could delay the timing of the Charter Consolidation.
If economic conditions worsen or regulatory capital rules are modified, we may be required to undertake one or more strategic initiatives to improve our capital position.
     During 2009, Synovus announced and executed a number of strategic capital initiatives to bolster our capital position against credit deterioration and to provide additional capital as Synovus pursued its aggressive asset disposition strategy. As of December 31, 2009, Synovus’ Tier 1 capital ratio was 10.16%, and Synovus and each of its banking subsidiaries is considered “well capitalized” under current regulatory standards. See “Item 1 – Business, Supervision, Regulation and Other Factors – Prompt Corrective Action” on pages 11 and 12 of this Report for a discussion of the definition of “well capitalized.” Our management presently believes that, based upon an internal analysis of our capital position, we possess sufficient capital to continue to satisfy current regulatory standards. Synovus continues to monitor economic conditions, actual performance against forecasted credit losses, peer capital levels, and regulatory capital standards and pressures. If economic conditions or other factors worsen to a greater degree than the assumptions underlying management’s internal assessment of our capital position or if minimum regulatory capital requirements for us or our subsidiary banks increase as the result of formal regulatory directives, then we may be required to pursue one or more additional capital improvement strategies, including, among others, balance sheet optimization strategies, asset sales, and/or the sale of securities to one or more third parties. In light of these factors, as well as continuing discussions with regulators, Synovus is identifying, considering, and pursuing additional capital management strategies to bolster its capital position. However, given the current economic and market conditions and our recent financial performance and related credit ratings, there can be no assurance that any such strategic transactions will be available to us on favorable terms, if at all, or that we would be able to realize the anticipated benefits of such strategic transactions.
The regulators of our individual banks may require our individual banks to maintain a higher level of capital than we currently anticipate, which could adversely affect our liquidity at the holding company and require us to raise additional capital.
     While we consider our capital position on a consolidated basis, the regulators of each of our individual banks may require that those individual banks maintain a higher level of capital than we currently anticipate, which would require that we maintain a consolidated capital position that is well beyond what we presently anticipate and could be in excess of the levels of capital used in the assumptions underlying our internal capital analysis. As of December 31, 2009, several of our subsidiary banks were required to maintain regulatory capital levels in excess of minimum well-capitalized requirements primarily as a result of non-performing assets. Further, as a holding company with obligations and expenses separate from our bank subsidiaries, and because many of our banks will be unable to make dividend payments to us, we must maintain a level of liquidity at our holding company that is sufficient to address those obligations and expenses. The maintenance of adequate liquidity at our holding company may limit our ability to make further capital investments in our bank subsidiaries, which could adversely impact us and require us to raise additional capital. Even if we are successful in implementing the Charter Consolidation, there can be no guarantee that the resulting bank(s) would not be required by the regulators to have a higher level of capital than we may anticipate.
Issuance of additional shares of our common stock in the public markets and other capital management or business strategies that we may pursue could depress the market price of our common stock and result in the dilution of our existing shareholders.
     Synovus will continue to identify, consider and pursue additional capital management strategies in the future to bolster its capital position. Future issuances of our equity securities, including common stock, in any transaction that we may pursue may dilute the interests of our existing shareholders and cause the market price of our common stock to decline. We may issue equity securities (including convertible securities, preferred securities, and options and warrants on our common or preferred stock) in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratios of debt to equity, to address regulatory capital concerns, to restructure currently outstanding debt or equity securities or to satisfy our obligations upon the exercise of outstanding options or warrants. We may issue equity securities in transactions that generate cash proceeds, transactions that free up regulatory capital but do not immediately generate or preserve substantial amounts of cash, and transactions that generate regulatory or balance sheet capital only and do not generate or preserve cash. We cannot predict the effect that these transactions would have on the market price of our common stock. In addition, if we issue additional equity securities, including options, warrants, preferred stock or convertible securities, such newly issued securities could cause significant dilution to the holders of our common stock.
Further adverse changes in our credit rating could increase the cost of our funding from the capital markets.
     During the second quarter of 2009, Moody’s Investors Service, Standard and Poor’s Ratings Services and Fitch Ratings downgraded our long term debt to below investment grade. The ratings agencies regularly evaluate us and certain of our subsidiary banks, and their ratings of our long-term debt are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. In light of the continuing difficulties in the financial services industry and the housing and financial markets, there can be no assurance that we will not receive additional adverse changes in our ratings, which could adversely affect the cost and other terms upon which we are able to obtain funding and the way in which we are perceived in the capital markets.
Our net interest income could be negatively affected by the lower level of short-term interest rates, recent developments in the credit and real estate markets and competition in our primary market area.
     Net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense that we pay on interest-bearing liabilities, is a major component of our income. Our net interest income is our primary source of funding for our operations, including extending credit and reserving for loan losses. The Federal Reserve reduced interest rates on three occasions in 2007 by a total of 100 basis points, to 4.25%, and by another 400 basis points, to a range of 0% to 0.25%, during

2008. Interest rates during 2009 have remained at the range of 0% to 0.25% as set by the Federal Reserve during 2008. A significant portion of our loans, including residential construction and development loans and other commercial loans, bear interest at variable rates. The interest rates on a significant portion of these loans decrease when the Federal Reserve reduces interest rates, which may reduce our net interest income. In addition, in order to compete for deposits in our primary market areas, we may offer more attractive interest rates to depositors, and we may increasingly rely upon out-of-market or brokered deposits as a source of liquidity.
     A decrease in loans outstanding, increased non-performing loans and the decrease in interest rates reduced our net interest income during the year ended December 31, 2009 and could cause additional pressure on net interest income in future periods. This reduction in net interest income also may be exacerbated by the high level of competition that we face in our primary market area. Any significant reduction in our net interest income could negatively affect our business and could have a material adverse impact on our capital, financial condition and results of operations.
Diminished access to alternative sources of liquidity could adversely affect our net income, net interest margin and our overall liquidity.
     We have historically had access to a number of alternative sources of liquidity, but given the recent and dramatic downturn in the credit and liquidity markets, there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all. For example, the cost of out-of-market deposits could exceed the cost of deposits of similar maturity in our local market area, making them unattractive sources of funding; financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally; and, given recent downturns in the economy, there may not be a viable market for raising equity capital. In addition, our planned Charter Consolidation may result in higher than expected loss of deposits (particularly with respect to our Synovus® Shared Deposit products). If our access to these sources of liquidity is diminished, or only available on unfavorable terms, or if we experience higher than expected deposit losses following our planned Charter Consolidation, then our income, net interest margin and our overall liquidity likely would be adversely affected.
Current levels of market volatility are unprecedented, and may result in disruptions in our ability to access sources of funds, which may negatively affect our capital resources and liquidity.
     In managing our consolidated balance sheet, we depend on access to a variety of sources of funding to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our customers. Sources of funding available to us, and upon which we rely as regular components of our liquidity and funding management strategy, include borrowings from the Federal Home Loan Bank and brokered deposits. See “Liquidity” and “Capital Resources” under the “Management’s Discussion and Analysis” Section on pages F-104 through F-108 of the Financial Appendix. We also have historically enjoyed a solid reputation in the capital markets and have been able to raise funds in the form of either short- or long-term borrowings or equity issuances. Recently, the volatility and disruption in the capital and credit markets has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, our ability to access certain of our sources of funding may be disrupted.
Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect financial results.
     In general, the amount, type and cost of our funding, including from other financial institutions, the capital markets and deposits, directly impacts our costs in operating our business and growing our assets and therefore, can positively or negatively affect our financial results. A number of factors could make funding more difficult, more expensive or unavailable on any terms, including, but not limited to, further reductions in our debt ratings, financial results and losses, changes within our organization, specific events that adversely impact our reputation, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting our assets, the corporate and regulatory structure, interest rate fluctuations, general economic conditions and the legal, regulatory, accounting and tax environments governing our funding transactions. Also, we compete for funding with other banks and similar companies, many of which are substantially larger, and have more capital and other resources than we do. In addition, as some of these competitors consolidate with other financial institutions, these advantages may increase. Competition from these institutions may increase the cost of funds.

We may be unable to receive dividends from our subsidiary banks, and we may be required to contribute capital to those banks, which could adversely affect our liquidity and cause us to raise capital on terms that are unfavorable to us.
     Our primary source of liquidity is dividends from our subsidiary banks, which are governed by certain rules and regulations of various state and federal banking regulatory agencies. Dividends from our subsidiaries in 2009 were significantly lower than those received in previous years and we expect dividends from our subsidiaries to continue to be lower than previous years in 2010. This may be the result of those banks’ financial condition and/or regulatory limitations they may face. During 2009, we have been required to provide capital to certain subsidiaries and expect to continue to do so in 2010. There is an increasing possibility that additional Synovus subsidiary banks may be directed by their regulators to increase their capital levels as a result of weakened financial condition, which may require that we contribute additional capital to these banks at a time when Synovus is not receiving a meaningful amount of dividend payments from its banks to offset those capital infusions. See Note 13 of Notes to Consolidated Financial Statements on pages F-26 through F-27 of the Financial Appendix. This could require that Synovus maintain a consolidated capital position that is beyond what we presently anticipate and in excess of the levels of capital used in the assumptions underlying our internal capital analysis. Further, as a holding company with obligations and expenses separate from our bank subsidiaries, and because many of our banks will be unable to make dividend payments to us, we must maintain a level of liquidity at our holding company that is sufficient to address those obligations and expenses. The maintenance of adequate liquidity at our holding company could limit our ability to make further capital investments in our bank subsidiaries, and which could adversely impact us. Even if we are successful in implementing the Charter Consolidation, we may not receive dividends from the resulting bank(s) in 2010 and may be required to provide additional capital to the resulting bank(s).
     In addition, current market conditions and required dividend payments on the Series A Preferred Stock likely will continue to put additional pressure on our liquidity position. If these trends continue, we may be forced to raise additional capital. Given the weakened economy, current market conditions and our recent financial performance and related credit rating downgrades, we may be unable to obtain new borrowings or issue equity on favorable terms, if at all. In addition, the terms of a potential equity offering would result in dilution to our existing shareholders. Also, we may be unable to raise the amount of capital that we desire due to the limited number of shares of our common stock that currently remain authorized and available for issuances under our organizational documents.
Our access to funds from our subsidiaries may become limited, thereby restricting our ability to make payments on our obligations or dividend payments on our capital stock.
     Synovus is a separate and distinct legal entity from our banking and nonbanking subsidiaries. We therefore depend on dividends, distributions and other payments from our banking and nonbanking subsidiaries to fund dividend payments on our common stock and to fund all payments on our other obligations, including debt obligations. Our banking subsidiaries and certain other of our subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to us, and certain of our subsidiaries also are, or may become, subject to regulatory orders that would further limit their ability to pay dividends to us. See “—We are presently subject to, and in the future may become subject to additional, supervisory actions and/or enhanced regulation that could have a material adverse effect on our business, operations, flexibility, financial condition, and the value of our common stock.” Regulations on bank and financial holding companies may also restrict our ability to pay dividends on our capital stock. Regulatory action of that kind could impede access to funds we need to make payments on our obligations or dividend payments.
We may be unable to pay dividends on our common stock.
     Although we have historically paid a quarterly cash dividend to the holders of our common stock, holders of our common stock are not legally entitled to receive dividends. The reduction or elimination of dividends paid on our common stock could adversely affect the market price of our common stock. In addition, the Federal Reserve could decide at any time that paying any common stock dividends could be an unsafe or unsound banking practice. Any of these decisions could adversely affect the market price of our common stock. For a discussion of current regulatory limits on our ability to pay dividends above $0.01 per common share, see “Part I — Item 1 — Business — Supervision, Regulation and Other Factors — Dividends” and “— Risk Factors — We are presently subject to, and in the future may become subject to additional, supervisory actions and/or enhanced regulation that could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock” in this Report and the “Dividends” section under “Management’s Discussion and Analysis of Financial Condition” on pages F-108 through F-109 of the Financial Appendix.

As a financial services company, adverse changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations.
     Sustained weakness in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse impacts on our business:
•	a decrease in the demand for loans and other products and services offered by us;

•	a decrease in the fair value of non-performing assets or other assets secured by consumer or commercial real estate;

•	an increase or decrease in the usage of unfunded commitments; or

•	an increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us.
     Any such increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of non-performing assets, net charge-offs, provision for loan losses, and valuation adjustments on loans.
Future losses will result in an additional valuation allowance to our deferred tax assets and impair our ability to recover our deferred tax asset during 2010.
     During the quarter ended June 30, 2009, Synovus reached a three-year pre-tax loss position. See Note 23 of Notes to Consolidated Financial Statements on page F-51 through F-54 of the Financial Appendix. Under GAAP, a cumulative loss position is considered significant negative evidence which made it very difficult for the company to rely on future earnings as a reliable source of future taxable income to realize deferred tax assets. Synovus incurred additional pre-tax losses in the quarters ended September 30, 2009 and December 31, 2009. Accordingly, Synovus was required to increase the valuation allowance against its deferred tax assets by approximately $173 million, $155 million and $110 million during the quarters ended June 30, 2009, September 30, 2009 and December 31, 2009, which adversely impacted Synovus’ results of operations for these periods.
     Under GAAP, once a company that has recorded a valuation allowance against a deferred tax asset returns to profitability, it is possible to reduce or reverse the valuation allowance with a corresponding tax benefit recognized through current earnings. However, reductions in the valuation allowance are subject to considerable judgment and uncertainty. While Synovus expects to reverse the majority of the valuation allowance once it has demonstrated a consistent return to profitability, realizing additional operating losses will increase the valuation allowance. The internal capital analysis used by Synovus management assumes that Synovus will be able to recover the majority of the recorded valuation allowance in 2010. There can be not assurance that Synovus will be able to fully reverse the valuation allowance against its deferred tax assets during 2010, which may negatively impact Synovus’ capital ratios and require Synovus to raise additional capital.
Issuances or sales of common stock or other equity securities could result in an “ownership change” as defined for U.S. federal income tax purposes. In the event an “ownership change” were to occur, our ability to fully utilize a significant portion of our U.S. federal and state tax net operating losses could be impaired, and we could lose certain built-in losses that have not been recognized for tax purposes as a result of the operation of Section 382 of the Internal Revenue Code of 1986, as amended.
     Our ability to use certain realized net operating losses and unrealized built-in losses to offset future taxable income may be significantly limited if we experience an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). An ownership change under Section 382 generally occurs when a change in the aggregate percentage ownership of the stock of the corporation held by “five percent shareholders” increases by more than fifty percentage points over a rolling three year period ending on the transaction date. A corporation experiencing an ownership change generally is subject to an annual limitation on its utilization of pre-change losses and certain recognized built-in losses equal to the value of the stock of the corporation immediately before the “ownership change,” multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation is increased each year to the extent that there is an unused limitation in a prior year. Since U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation also effectively provides a cap on the cumulative amount of pre-change losses and certain post-change recognized built-in losses that may be utilized. Pre-change losses and certain recognized built in losses in excess of the cap are effectively unable to be used to reduce future taxable income. In some circumstances, issuances or sales of our stock (including any common stock issuances or debt-for-equity exchanges and certain transactions involving our stock that are outside of our control) could result in an “ownership change” under Section 382.

     While Synovus may, under certain circumstances, be able to utilize certain tax strategies (including a “tax preservation” rights plan) to protect against an “ownership change”, if an “ownership change” under Section 382 were to occur, the value of our net operating losses and a portion of the net unrealized built-in losses will be impaired. Because a valuation allowance currently exists for substantially the full amount of our deferred tax assets, no additional charge to earnings would result. However, an “ownership change”, as defined above, could adversely impact our ability to recognize Tier 1 capital from the potential future release of our valuation allowance.
We face intense competition from other financial service providers.
     We operate in a highly competitive environment in respect of the products and services we offer and the markets in which we serve. The competition among financial services providers to attract and retain customers is intense. Customer loyalty can be easily influenced by a competitor’s new products, especially offerings that could provide cost savings or additional interest income to the customer. Some of our competitors may be better able to provide a wider range of products and services over a greater geographic area. Moreover, this highly competitive industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge by creating a “financial holding company,” which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, a number of foreign banks have acquired financial services companies in the U.S., further increasing competition in the U.S. market. In addition, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and some have lower cost structures. We expect the consolidation of the banking and financial services industry to result in larger, better-capitalized companies offering a wide array of financial services and products.
Our financial condition and outlook may be adversely affected by damage to our reputation.
     Our financial condition and outlook is highly dependent upon perceptions of our business practices and reputation. Our ability to attract and retain customers and employees could be adversely affected to the extent our reputation is damaged. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, disclosure, existing litigation, sharing or inadequate protection of customer information and from actions taken by government regulators and community organizations in response to that conduct. Damage to our reputation could give rise to legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.

Maintaining or increasing market share depends on the timely development of and acceptance of new products and services and perceived overall value of these products and services by users.
     Our success depends, in part, on our ability to adapt our products and services to evolving industry standards. We provide these products and services to our consumer and corporate customers through a decentralized network of banks and other of our businesses that operate autonomously within their respective communities. While our operating model provides us with a competitive advantage in maintaining a community focus and in providing customer service, our model is, in many respects, less efficient to operate. Moreover, there is increasing pressure to provide products and services at lower prices, which is difficult to do across a network like ours. This can reduce our overall net interest margin and revenues from our fee-based products and services. In addition, our success depends, in part, on our ability to generate significant levels of new business in our existing markets and in identifying and penetrating new markets. Further, the widespread adoption of new technologies, including internet services, could require us to make substantial expenditures to modify or adapt our existing products and services. We may not be successful in introducing new products and services, achieving market acceptance of products and services or developing and maintaining loyal customers and/or breaking into targeted markets.
The trade, monetary and fiscal policies and laws of the federal government and its agencies, including interest rate policies of the Federal Reserve Board, significantly affect our earnings.
     The Federal Reserve Board regulates the supply of money and credit in the U.S. Its policies determine in large part our cost of funds for lending and investing and the return we earn on those loans and investments, both of which affect our net interest margin. They can also materially affect the value of financial instruments we hold, such as debt securities. For example, decreases in interest rates could reduce our net interest income or cause additional pressure on net interest income in future periods. Alternatively, higher interest rates could cause our funding costs to increase more than our asset yields. Changes in Federal Reserve Board policies and laws are beyond our control and hard to predict. Its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans.
We are heavily regulated by federal and state agencies; changes in laws and regulations or failures to comply with such laws and regulations may adversely affect our operations and our financial results.
     Synovus and our subsidiary banks, and many of our nonbank subsidiaries, are heavily regulated at the federal and state levels. This regulation is designed primarily to protect depositors, federal deposit insurance funds and the banking system as a whole, but not shareholders. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation and implementation of statutes, regulations or policies, including currently proposed regulation in both the U.S. Senate and the House of Representatives, could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. Additionally, proposed legislation affecting the regulation of banking institutions may be enacted during 2010 and beyond, but the specific terms of such legislation are difficult to foresee. While we cannot predict the regulatory changes that may be borne out of the current financial and economic environment, and we cannot predict whether we will become subject to increased regulatory scrutiny by any of these regulatory agencies, any regulatory changes or scrutiny could be expensive for us to address and/or could result in our changing the way that we do business due to increased regulatory compliance burdens.
     Furthermore, various federal and state bodies regulate and supervise our nonbank subsidiaries, including our brokerage, investment advisory, insurance agency and processing operations. These include, but are not limited to, the SEC, FINRA, federal and state banking regulators and various state regulators of insurance and brokerage activities. Federal and state regulators have the ability to impose substantial sanctions, restrictions and requirements on our banking and nonbanking subsidiaries if they determine, upon examination or otherwise, violations of laws with which Synovus or its subsidiaries must comply, or weaknesses or failures with respect to general standards of safety and soundness. Such enforcement may be formal or informal and can include directors’ resolutions, memoranda of understanding, consent orders, civil money penalties, termination of deposit insurance and bank closures. Enforcement actions may be taken regardless of the capital level of the institution. In particular, institutions that are not sufficiently capitalized in accordance with regulatory standards may also face capital directives or prompt corrective action. Enforcement actions may require certain corrective steps, impose limits on activities, prescribe lending parameters and require additional capital to be raised, any of which could adversely affect our financial condition and results of operations. The imposition of regulatory sanctions, including monetary penalties, may have a material impact on our financial condition and results of operations, and damage to our reputation, and loss of our financial services holding company status. In addition, compliance with any such action could distract management’s attention from our operations, cause us to incur significant expenses, restrict us from engaging in potentially profitable activities, and limit our ability to raise capital.
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
     As a result of losses that we have incurred to date and our high level of classified assets, we entered into a memorandum of understanding with the Federal Reserve Bank of Atlanta and the Banking Commissioner of the State of Georgia, or the “Georgia Commissioner,” pursuant to which we agreed to implement plans that are intended to, among other things, minimize credit losses and reduce the amount of our non-performing loans, limit and manage our concentrations in commercial loans, improve our credit risk management and related policies and procedures, address liquidity management and current and future capital requirements, strengthen enterprise risk management practices, and provide for succession planning for key corporate and regional management positions. The memorandum of understanding also requires that we obtain the prior approval of the Federal Reserve Bank of Atlanta and the Georgia Commissioner prior to increasing the cash dividend on our common stock above $0.01 per share.
     In addition, many of our subsidiary banks presently are subject to memoranda of understanding and/or similar supervisory actions with the FDIC and/or their applicable state bank regulatory authorities and/or resolutions adopted by those banks’ boards of directors at the direction of their appropriate bank regulator. These supervisory actions are similar in substance and scope to the memorandum of understanding described above. See Note 13 of Notes to Consolidated Financial Statements on pages F-26 through F-27 of the Financial Appendix. In the future, all of our subsidiary banks may become subject to similar and/or heightened supervisory actions and enhanced regulation. Even if we are successful in implementing the Charter Consolidation, the resulting bank(s) may be required to comply with all memoranda of understanding and similar supervisory actions our subsidiary banks are currently subject to or may become subject to.
     If we are unable to comply with the terms of our current regulatory orders, or if we are unable to comply with the terms of any future regulatory orders to which we may become subject, then we could become subject to additional, heightened supervisory actions and orders, possibly including consent orders, prompt corrective action restrictions and/or other regulatory enforcement actions, including prohibitions on the payment of common stock dividends. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such supervisory action could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock.
See “Item 1 — Business-Supervision, Regulation and Other Factors” on pages 8 through 18 of this Report.
Recent legislative and regulatory initiatives applicable to TARP recipients could adversely impact our ability to attract and retain key employees and pursue business opportunities and put us at a competitive disadvantage vis-à-vis our competitors.
     Until we repay the TARP funds, we are subject to additional regulatory scrutiny and restrictions regarding the compensation of certain executives and associates as established under TARP guidelines. The increased scrutiny and restrictions related to our compensation practices may adversely impact our ability to recruit, retain and motivate key employees, which in turn may impact our ability to pursue business opportunities and could otherwise materially adversely affect our businesses and results of operations. These restrictions may put us at a competitive disadvantage vis-à-vis our competitors that have repaid all TARP funds or did not receive TARP funds and may prove costly for us to comply with.
See “Item 1 — Business-Supervision, Regulation and Other Factors” on pages 8 through 18 of this Report.

As a result of our participation in the Capital Purchase Program and the Temporary Liquidity Guarantee Program, we may become subject to additional regulation, and we cannot predict the cost or effects of compliance at this time.
     In connection with our participation in the Capital Purchase Program administered under the TARP, we may face additional regulations and/or reporting requirements, including, but not limited to, the following:
•	Section 5.3 of the standardized Securities Purchase Agreement that we entered into with the Treasury provides, in part, that the Treasury “may unilaterally amend any provision of this Agreement to the extent required to comply with any changes after the Signing Date in applicable federal statutes.” This provision could give Congress the ability to impose “after-the-fact” terms and conditions on participants in the Capital Purchase Program. As a participant in the Capital Purchase Program, we would be subject to any such retroactive legislation. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

•	Participation in the Capital Purchase Program will limit our ability to repurchase our common stock or to increase the dividend on our common stock above $0.06 per share, or to repurchase, our common stock without the consent of the Treasury until the earlier of December 19, 2011 or until the Series A Preferred Stock has been redeemed in whole, or until the Treasury has transferred all of the Series A Preferred Stock to a third party.

•	The FDIC has requested that all state-chartered banks monitor and report how they have spent funds received from the Treasury in connection with TARP funds.

•	Our continued participation in the Transaction Account Guarantee portion of the Temporary Liquidity Guarantee Program will require the payment of additional insurance premiums to the FDIC.
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
Regulation of the financial services industry is undergoing major changes, and future legislation could increase our cost of doing business or harm our competitive position.
     In 2009, many emergency government programs enacted in 2008 in response to the financial crisis and the recession slowed or wound down, and global regulatory and legislative focus has generally moved to a second phase of broader reform and a restructuring of financial institution regulation. Legislators and regulators in the United States are currently considering a wide range of proposals that, if enacted, could result in major changes to the way banking operations are regulated. Some of these major changes may take effect as early as 2010, and could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk.
     Certain reform proposals under consideration could result in Synovus becoming subject to stricter capital requirements and leverage limits, and could also affect the scope, coverage, or calculation of capital, all of which could require us to reduce business levels or to raise capital, including in ways that may adversely impact our shareholders or creditors. In addition, we anticipate the enactment of certain reform proposals under consideration that would introduce stricter substantive standards, oversight and enforcement of rules governing consumer financial products and services, with particular emphasis on retail extensions of credit and other consumer-directed financial products or services. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.
We may be required to pay significantly higher FDIC premiums in the future.
     The FDIC has recently been considering different methodologies by which it may increase premium amounts, because the costs associated with bank resolutions or failures have substantially depleted the Deposit Insurance Fund. In November 2009, the FDIC voted to require insured depository institutions to prepay slightly over three years of estimated insurance assessments. Additionally, the FDIC has proposed using executive compensation as a factor in assessing the premiums paid by insured depository institutions to the Deposit Insurance Fund.

We rely on our systems and employees, and any failures or departures could materially adversely affect our operations.
     We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and record-keeping errors, and computer/telecommunications systems malfunctions. Our businesses are dependent on our ability to process a large number of increasingly complex transactions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. We are similarly dependent on our employees. We could be materially adversely affected if one of our employees departs or causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business also could be sources of operational risk to us, including relating to break-downs or failures of such parties’ own systems or employees. Any of these occurrences could result in a diminished ability of us to operate one or more of our businesses, potential liability to clients, reputational damage and regulatory intervention, which could materially adversely affect us.
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
We must respond to rapid technological changes, and these changes may be more difficult or expensive than anticipated.
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
Fluctuations in our expenses and other costs could adversely affect our financial results.
     Our personnel, occupancy and other operating expenses directly affect our earnings results. In light of the extremely competitive environment in which we operate, and because the size and scale of many of our competitors provides them with increased operational efficiencies, it is important that we are able to successfully manage such expenses. We are aggressively managing our expenses in the current economic environment, but as our business develops, changes or expands, additional expenses can arise. Other factors that can affect the amount of our expenses include legal and administrative cases and proceedings, which can be expensive to pursue or defend. In addition, changes in accounting policies can significantly affect how we calculate expenses and earnings.
Increases in the costs of services and products provided to us by third parties could adversely affect our financial results.
     The costs of services and products provided to us by third parties could increase in the future, whether as a result of our financial condition, credit ratings, the way we are perceived by such parties, the economy or otherwise. Such increases could have an adverse affect on our financial results.
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
     We may be involved from time to time in a variety of litigation, investigations, inquiries or similar matters arising out of our business. Our insurance may not cover all claims that may be asserted against it and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all.
We are named in a purported federal securities class action lawsuit and several related suits and inquiries, and if we are unable to resolve these matters favorably, then our business, operating results and financial condition would suffer.
     On July 7, 2009, the City of Pompano Beach General Employees’ Retirement System filed suit in the United States District Court, Northern District of Georgia (the “Securities Class Action”) against us and certain current and former executive officers alleging, among other things, that we and the named defendants misrepresented or failed to disclose material facts, including purported exposure to our Sea Island lending relationship and the impact of real estate values as a threat to our credit, capital position, and business, and failed to adequately and timely record losses for impaired loans. The plaintiffs in the suit claim that the alleged misrepresentations or omissions artificially inflated our stock price in violation of the federal securities laws and seek damages in an unspecified amount.
     On November 4, 2009, a shareholder filed a putative derivative action purportedly on behalf of Synovus in the United States District Court, Northern District of Georgia (the “Federal Shareholder Derivative Lawsuit”), against certain current and/or former directors and executive officers of the Company. The Federal Shareholder Derivative Lawsuit asserts that the individual defendants violated their fiduciary duties based upon substantially the same facts as alleged in the Securities Class Action described above. The plaintiff is seeking to recover damages in an unspecified amount and equitable and/or injunctive relief.
     On December 21, 2009, a shareholder filed a putative derivative action purportedly on behalf of Synovus in the Superior Court of Fulton County, Georgia (the “State Shareholder Derivative Lawsuit”), against certain current and/or former directors and executive officers of the Company. The State Shareholder Derivative Lawsuit asserts that the individual defendants violated their fiduciary duties based upon substantially the same facts as alleged in the Federal Shareholder Derivative Lawsuit described above. The plaintiff is seeking to recover damages in an unspecified amount and equitable and/or injunctive relief.
     Synovus received a letter from the SEC, Atlanta regional office, dated December 15, 2009, informing Synovus that it is conducting an informal inquiry “to determine whether any person or entity has violated the federal securities laws.” The SEC has not asserted that Synovus or any person or entity has committed any securities violations. The Company intends to cooperate fully with the SEC’s informal inquiry.
     We cannot at this time predict the outcome of these matters or reasonably determine the probability of a material adverse result or reasonably estimate range of potential exposure, if any, that these matters might have on us, our business, our financial condition or our results of operations, although such effects could be materially adverse. In addition, in the future, we may need to record litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could divert our management’s attention and other resources away from our business.
Our stock price has been and is likely to be volatile and the value of your investment may decline.
     The trading price of our common stock has been and is likely to be highly volatile and subject to wide fluctuations in price. The stock market in general, and the market for commercial banks and other financial services companies in particular, has experienced significant price and volume fluctuations that sometimes have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Furthermore, the value of your investment may decline.
Our articles of incorporation, as well as certain banking laws and regulations, may have an anti-takeover effect.
     Provisions of our articles of incorporation and certain banking laws and regulations, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions may inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

The failure of other financial institutions could adversely affect us.
     Our ability to engage in routine transactions, including, for example, funding transactions, could be adversely affected by the actions and potential failures of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with a variety of counterparties in the financial services industry. As a result, defaults by, or even rumors or concerns about, one or more financial institutions with which we do business, or the financial services industry generally, have led to market-wide liquidity problems in the past and could do so in the future and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral we hold cannot be sold at prices that are sufficient for us to recover the full amount of our exposure. Any such losses could materially and adversely affect our financial condition and results of operations.
We have a limited number of authorized shares of our common stock available for future issuance.
     Under our articles of incorporation, as amended, we have 600 million shares of common stock, par value $1.00 per share, authorized for issuance. As of December 31, 2009, we had approximately 490 million shares of common stock issued and outstanding, net of treasury shares, and had reserved approximately 43.6 million shares for future issuance. Accordingly, as of December 31, 2009, we had approximately 66.4 million shares of common stock available for future issuance. The approximately 43.6 million shares reserved for issuance include the reservation of the maximum amount of shares that can be issued upon the exercise of the warrant issued to the U.S. Treasury (approximately 15.5 million shares). An insufficient number of authorized shares of common stock available for future issuance could adversely affect our ability to pursue a number of capital management strategies and alternatives, including raising additional Tier 1 capital to bolster our capital position. Under Georgia law, shareholder approval is required in order to amend our articles of incorporation to increase the number of authorized shares of common stock. We anticipate including such a proposal for consideration at our 2010 annual meeting of shareholders; however, we cannot provide any assurances that our shareholders will approve any such proposal.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We and our subsidiaries own, in some cases subject to mortgages or other security interests, or lease all of the real property and/or buildings in which we operate business. All of such buildings are in a good state of repair and are appropriately designed for the purposes for which they are used.
     We and our subsidiaries own 309 facilities encompassing approximately 2,665,167 square feet and lease from third parties 103 facilities encompassing approximately 854,111 square feet. The owned and leased facilities are primarily comprised of office space from which we conduct our business. The following table provides additional information with respect to our leased facilities:

	Number of	Average
Square Footage	Locations	Square Footage
Under 3,000	29	1,623
3,000 – 9,999	50	4,889
10,000 – 18,999	8	13,095
19,000 – 30,000	11	24,291
Over 30,000	5	38,122
     See Note 19 of Notes to Consolidated Financial Statements on page F-43 of the Financial Appendix which is incorporated in this document by reference.
Item 3. Legal Proceedings
     Synovus and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of its business. In the ordinary course of business, Synovus and its subsidiaries are also subject to regulatory examinations, information gathering requests, inquiries and investigations. Synovus establishes accruals for litigation and regulatory matters when those matters present loss contingencies that Synovus determines to be both probable and reasonably estimable. Based on current knowledge, advice of counsel and available insurance coverage, management does not believe that the eventual outcome of pending litigation and/or regulatory matters, including those described below, will have a material adverse effect on Synovus’ consolidated financial condition, results of operations or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to Synovus’ results of operations for any particular period.
     See the description of certain proceedings set forth below and in Note 20 of Notes to Consolidated Financial Statements on pages F-43 through F-45 and “Commitments and Contingencies” in the “Management’s Discussion and Analysis” Section on page F-109 of the Financial Appendix which are incorporated in this document by reference.
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
     CB&T and the FDIC also entered into an Order for Restitution pursuant to which CB&T agreed to establish and maintain an account in the amount of $7.5 million to ensure the availability of restitution with respect to categories of consumers, specified by the FDIC, who activated Aspire credit card accounts issued pursuant to the Affinity Agreement on or before May 31, 2005. The FDIC may require the account to be applied if, and to the extent that, CompuCredit defaults, in whole or in part, on its obligation to pay restitution to any consumers required under the settlement agreements CompuCredit entered into with the FDIC and the Federal Trade Commission (FTC) on December 19, 2008. Those settlement agreements require CompuCredit to credit approximately $114 million to certain customer accounts that were opened between 2001 and 2005 and subsequently charged off or were closed with no purchase activity. CompuCredit has stated that this restitution involves mostly non-cash credits — in effect, reversals of amounts for which payments were never received. In addition, CompuCredit has stated that cash refunds to consumers are estimated to be approximately $3.7 million. This $7.5 million account represents a contingent liability of CB&T. At December 31, 2009, CB&T has not recorded a liability for this contingency. Any amounts paid from the restitution account are expected to be subject to the indemnification provisions of the Affinity Agreement described above. Synovus does not currently expect that the settlement will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.
     On May 23, 2008, CompuCredit and its wholly owned subsidiary, CompuCredit Acquisition Corporation, sued CB&T and Synovus in the State Court of Fulton County, Georgia, alleging breach of contract with respect to the Affinity Agreement. This case has subsequently been transferred to Georgia Superior Court, CompuCredit Corp,. v. Columbus Bank and Trust Co. , Case No. 08-CV-157010 (Ga. Super Ct.) (the “Superior Court Litigation”). CompuCredit seeks compensatory and general damages in an unspecified amount, a full accounting of the shares received by CB&T and Synovus in connection with the MasterCard and Visa initial public offerings and remittance of certain of those shares to CompuCredit, and the transfer of accounts under the Affinity Agreement to a third-party. The parties are actively engaged in settlement discussions to resolve the Superior Court Litigation. Although no assurances can be given as to whether the litigation will settle, Synovus recorded a contingent liability in the amount of $10.5 million in the third quarter of 2009 relating to this potential settlement. CB&T and Synovus intend to continue to vigorously defend themselves against these allegations. Based on current knowledge and advice of counsel, management does not believe that the eventual outcome of this case will have a material adverse effect on Synovus’ consolidated financial condition, results of operations or cash flows. It is possible, however, that in the event of unexpected future developments the ultimate resolution of this matter, if unfavorable, may be material to Synovus’ results of operations for any particular period.

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
     On July 7, 2009, the City of Pompano Beach General Employees’ Retirement System filed suit against Synovus, and certain of Synovus’ current and former officers, in the United States District Court, Northern District of Georgia (Civil Action File No. 1 09-CV-1811) (the “Securities Class Action”) alleging, among other things, that Synovus and the named individual defendants misrepresented or failed to disclose material facts that artificially inflated Synovus’ stock price in violation of the federal securities laws, including purported exposure to our Sea Island lending relationship and the impact of real estate values as a threat to our credit, capital position, and business, and failed to adequately and timely record losses for impaired loans. The plaintiffs in the Securities Class Action seek damages in an unspecified amount.
     On November 4, 2009, a shareholder filed a putative derivative action purportedly on behalf of Synovus in the United States District Court, Northern District of Georgia (Civil Action File No. 1 09-CV-3069) (the “Federal Shareholder Derivative Lawsuit”), against certain current and/or former directors and executive officers of the Company. The Federal Shareholder Derivative Lawsuit asserts that the individual defendants violated their fiduciary duties based upon substantially the same facts as alleged in the Securities Class Action described above. The plaintiff is seeking to recover damages in an unspecified amount and equitable and/or injunctive relief.
     On December 1, 2009, the Court consolidated the Securities Class Action and Federal Shareholder Derivative Lawsuit for discovery purposes, captioned In re Synovus Financial Corp., 09-CV-1811-JOF, holding that the two cases involve “common issues of law and fact.”
     On December 21, 2009, a shareholder filed a putative derivative action purportedly on behalf of Synovus in the Superior Court of Fulton County, Georgia (the “State Shareholder Derivative Lawsuit”), against certain current and/or former directors and executive officers of the Company. The State Shareholder Derivative Lawsuit asserts that the individual defendants violated their fiduciary duties based upon substantially the same facts as alleged in the Federal Shareholder Derivative Lawsuit described above. The plaintiff is seeking to recover damages in an unspecified amount and equitable and/or injunctive relief.
     Synovus and the individual named defendants collectively intend to vigorously defend themselves against the Securities Class Action and Shareholder Derivative Lawsuit allegations. There are significant uncertainties involved in any potential class action and derivative litigation. Based upon information that presently is available to it, Synovus’ management is unable to predict the outcome of the purported Securities Class Action and Shareholder Derivative Lawsuits and cannot currently reasonably determine the probability of a material adverse result or reasonably estimate a range of potential exposure, if any. Although the ultimate outcome of these lawsuits cannot be ascertained at this time, based upon information that presently is available to it, Synovus’ management presently does not believe that the Securities Class Action or the Shareholder Derivative Lawsuits, when resolved, will have a material adverse effect on Synovus’ consolidated financial condition, results of operations or cash flows.
     Synovus received a letter from the SEC Atlanta regional office, dated December 15, 2009, informing Synovus that it is conducting an informal inquiry “to determine whether any person or entity has violated the federal securities laws.” The SEC has not asserted that Synovus or any person or entity has committed any securities violations. The Company intends to cooperate fully with the SEC’s informal inquiry. Based upon information that presently is available to it, Synovus’ management is unable to predict the outcome of the informal SEC inquiry and cannot currently reasonably determine the probability of a material adverse result or reasonably estimate a range of potential exposure, if any. Although the ultimate outcome of this informal inquiry cannot be ascertained at this time, based upon information that presently is available to it, Synovus’ management presently does not believe that the informal inquiry, when resolved, will have a material adverse effect on Synovus’ consolidated financial condition, results of operations or cash flows.

Part II

Item 4.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
       Shares of our common stock are traded on the NYSE under the symbol “SNV.” See “Note 22 – Share-Based Compensation” on page F-46 through F-50, “Capital” under the “Management’s Discussion and Analysis” Section on page F-71, “Capital Resources,” “Market and Stock Price Information” and “Dividends” under the “Management’s Discussion and Analysis” Section which are set forth on pages F-108 through F-109 and “Issuer Purchases of Equity Securities” under the “Management’s Discussion and Analysis” Section which is set forth on page F-109 of the Financial Appendix which are incorporated in this document by reference.
Stock Performance Graph
       The following graph compares the yearly percentage change in cumulative shareholder return on Synovus stock with the cumulative total return of the Standard & Poor’s 500 Index and the KBW Regional Bank Index for the last five fiscal years (assuming a $100 investment on December 31, 2004 and reinvestment of all dividends).
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Synovus Financial Corp., The S&P 500 Index
And KBW Regional Bank Index

	2004	2005	2006	2007	2008	2009
Synovus	$100	$97	$113.79	$91.42	$75.42	$18.88
S&P 500	$100	$104.91	$121.48	$128.16	$80.74	$102.11
KBW Regional Bank	$100	$88.33	$108.43	$89.33	$80.57	$68.13

Item 5. Selected Financial Data
     The “Selected Financial Data” Section which is set forth on page F-61 of the Financial Appendix is incorporated in this document by reference.
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations
       The “Management’s Discussion and Analysis” Section which is set forth on pages F-62 through F-114 and the “Summary of Quarterly Financial Data (Unaudited)” Section which is set forth on page F-118 of the Financial Appendix include the information encompassed by “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and are incorporated in this document by reference.

Item 6A. Quantitative and Qualitative Disclosures About Market Risk
     See “Market Risk and Interest Rate Sensitivity” and “Derivative Instruments for Interest Rate Risk Management” under the “Management’s Discussion and Analysis” Section which are set forth on pages F-102 through F-104 and Note 17 of Notes to Consolidated Financial Statements on pages F-38 through F-42 of the Financial Appendix which are incorporated in this document by reference.
Item 7. Financial Statements and Supplementary Data
     The “Summary of Quarterly Financial Data” Section which is set forth on page F-118 and the “Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Changes in Equity and Comprehensive Income (Loss), Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm (on consolidated financial statements), Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm (on the effectiveness of internal control over financial reporting)” Sections which are set forth on pages F-2 through F-60 of the Financial Appendix are incorporated in this document by reference.
Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 8A. Controls and Procedures
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
     Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm. “Management’s Report on Internal Control Over Financial Reporting,” which is set forth on page F-59 of the Financial Appendix, and “Report of Independent Registered Public Accounting Firm (on the effectiveness of internal control over financial reporting),” which is set forth on page F-60 of the Financial Appendix, are incorporated in this document by reference.
     Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fourth fiscal quarter ended December 31, 2009 covered by this Annual Report on Form 10-K that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 8B. Other Information
     None.
Part III
Item 9. Directors, Executive Officers and Corporate Governance
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“PROPOSALS TO BE VOTED ON” — “PROPOSAL 1: ELECTION OF 18 DIRECTORS”;

•	“EXECUTIVE OFFICERS”;

•	“SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” — “Consideration of Director Candidates – Shareholder Candidates” and “Committees of the Board” — “Audit Committee.”
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
     Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 13, 2009. In addition, we have filed, as exhibits to this Annual Report, the certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
Item 10. Executive Compensation
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
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information pertaining to equity compensation plans is contained in Notes 21 and 22 of Notes to Consolidated Financial Statements on pages F-45 through F-49 of the Financial Appendix and is incorporated in this document by reference.
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS”; and

•	“PRINCIPAL SHAREHOLDERS.”
Item 12. Certain Relationships and Related Transactions, and Director Independence
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” — “Independence.”
Item 13. Principal Accountant Fees and Services
     Information included under the following captions in our Proxy Statement is incorporated in this document by reference:

•	“AUDIT COMMITTEE REPORT” — “KPMG LLP Fees and Services” (excluding the information under the main caption “AUDIT COMMITTEE REPORT”); and

•	“AUDIT COMMITTEE REPORT” — “Policy on Audit Committee Pre-Approval.”
Part IV
Item 14. Exhibits and Financial Statement Schedules
(a)	1. Financial Statements
The following consolidated financial statements of Synovus and our subsidiaries and related reports of Synovus’ independent registered public accounting firm are incorporated in this document by reference from pages F-2 through F-60 of the Financial Appendix.
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Income for the Years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Changes in Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
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

Exhibit
Number	Description

3.1	Articles of Incorporation of Synovus, as amended, incorporated by reference to Exhibit 3.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006.

3.2	Articles of Amendment to Articles of Incorporation of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 17, 2008.

3.3	Articles of Amendment to Articles of Incorporation of Synovus establishing the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

3.4	Articles of Amendment to Articles of Incorporation of Synovus establishing the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 3.2 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

Exhibit
Number	Description

3.5	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated January 28, 2010 as filed with the SEC on January 29, 2010.

4.1	Specimen stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 4.2 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

4.2	Warrant for purchase of up to 15,510,737 shares of Synovus common stock, incorporated by reference to Exhibit 4.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

10.1	Letter Agreement (including Securities Purchase Agreement — Standard Terms incorporated by reference therein) dated December 19, 2008, between Synovus and the United States Department of the Treasury, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

10.2	Agreement and Plan of Distribution, dated as of October 25, 2007, by and among Synovus, Columbus Bank and Trust Company and Total System Services, Inc., incorporated by reference to Exhibit 2.1 of Synovus’ Current Report on Form 8-K dated October 25, 2007, as filed with the SEC on October 25, 2007.

10.3	Amendment No. 1 to Agreement and Plan of Distribution by and among Synovus, Columbus Bank and Trust Company and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 2.1 Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.4	Transition Services Agreement by and among Synovus and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.5	Employee Matters Agreement by and among Synovus and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.6	Indemnification and Insurance Matters Agreement by and among Synovus and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.3 of Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.7	Master Confidential Disclosure Agreement by and among Synovus and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.4 of Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.8	Tax Sharing Agreement by and among Synovus, Columbus Bank and Trust Company and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.5 of Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.9	Director Stock Purchase Plan of Synovus, as amended and restated June 27, 2007.*

10.10	Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.*

10.11	Synovus Financial Corp. Deferred Stock Option Plan, incorporated by reference to Exhibit 10.5 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.*

10.12	Amended and Restated Synovus Financial Corp. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008. *

10.13	Synovus Financial Corp. Executive Salary Contribution Death Benefit Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the SEC on August 10, 2009.

10.14	Agreement in Connection with Personal Use of Company Aircraft, incorporated by reference to Exhibit 10.7 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 7, 2006.*

10.15	Life Insurance Trusts, incorporated by reference to Exhibit 10.12 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 29, 1993.*

10.16	1993 Split Dollar Insurance Agreement of Synovus, incorporated by reference to Exhibit 10.14 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 28, 1994.*

Exhibit
Number	Description

10.17	1995 Split Dollar Insurance Agreement of Synovus, incorporated by reference to Exhibit 10.15 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC on March 24, 1995.*

10.18	Synovus Financial Corp. 1994 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.16 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC on March 24, 1995.*

10.19	Second Amended and Restated Synovus Financial Corp. Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008. *

10.20	Synovus Financial Corp. Executive Cash Bonus Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on 8-K dated April 27, 2006, as filed with the SEC on April 27, 2006.*

10.21	Form of Change of Control Agreement for executive officers, incorporated by reference to Exhibit 10.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008. *

10.22	Employment Agreement of James H. Blanchard, incorporated by reference to Exhibit 10 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed with the SEC on November 15, 1999.*

10.23	Synovus Financial Corp. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.22 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 22, 2000.*

10.24	Form of Stock Option Agreement for the: (i) Synovus Financial Corp. 1994 Long-Term Incentive Plan; (ii) Synovus Financial Corp. 2000 Long-Term Incentive Plan; and (iii) Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 9, 2004.*

10.25	Form of Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 25, 2005.*

10.26	Form of Performance-Based Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 25, 2005.*

10.27	Form of Non-Employee Director Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated February 1, 2005, as filed with the SEC on February 3, 2005.*

10.28	Form of Stock Option Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 18, 2006, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 18, 2006, as filed with the SEC on January 18, 2006. *

10.29	Form of Restricted Stock Award Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 18, 2006, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 18, 2006, as filed with the SEC on January 18, 2006. *

10.30	Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007. *

10.31	Form of Restricted Stock Award Agreement for restricted stock awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007. *

10.32	Form of Performance-Based Restricted Stock Award Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.3 of Synovus’ Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007. *

10.33	Form of Revised Stock Option Agreement for stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

10.34	Form of Revised Restricted Stock Unit Agreement for restricted stock unit awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.33 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008. *

10.35	Form of Retention Stock Option Agreement for retention stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

Exhibit
Number	Description

10.36	Form of TARP Restricted Stock Unit Award Agreement for awards to executive officers and the top 20 most highly-compensated employees under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 28, 2010, as filed with the SEC on January 29, 2010.*

10.37	Form of Restricted Stock Option Agreement for 2010 stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan. *

10.38	Form of Indemnification Agreement for directors and executive officers of Synovus, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated July 26, 2007, as filed with the SEC on July 26, 2007. *

10.39	Summary of Annual Base Salaries of Synovus’ Named Executive Officers.*

10.40	Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.2 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the SEC on August 10, 2009.*

10.41	Form of Waiver executed by Senior Executive Officers, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.*

10.42	Form of Letter Agreement executed by Senior Executive Officers, incorporated by reference to Exhibit 10.3 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.*

10.43	Form of Waiver executed by Senior Executive Officers and the next 20 most highly compensated officers, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 28, 2010, as filed with the SEC on January 29, 2010.*

12	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Synovus Financial Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2009 Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Appendix to the Proxy Statement for the Annual Meeting of Shareholders of Synovus to be held on April 22, 2010.

99.2	Certification of Principal Executive Officer pursuant to Section 30.15 of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.

99.3	Certification of Principal Financial Officer pursuant to Section 30.15 of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.

99.4	Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2009 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

99.5	Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2009 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

*	Indicates management contracts and compensatory plans and arrangements.
     (b) Exhibits
          See the response to Item 14(a)(3) above.
     (c) Financial Statement Schedules

          See the response to Item 14(a)(2) above.
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

SYNOVUS FINANCIAL CORP.
March 1, 2010	By:	/s/ Richard E. Anthony
Richard E. Anthony
Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard E. Anthony and James H. Blanchard and each of them, his or her true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent(s), or their substitute(s), may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Anthony	Chief Executive Officer, President and Chairman of the Board	March 1, 2010
Richard E. Anthony

/s/ Thomas J. Prescott	Executive Vice President and Chief Financial Officer	March 1, 2010
Thomas J. Prescott

/s/ Liliana C. McDaniel	Chief Accounting Officer	March 1, 2010
Liliana C. McDaniel

/s/ Daniel P. Amos	Director	March 1, 2010
Daniel P. Amos

/s/ James H. Blanchard	Director	March 1, 2010
James H. Blanchard

/s/ Richard Y. Bradley	Director	March 1, 2010
Richard Y. Bradley

/s/ Frank W. Brumley	Director	March 1, 2010
Frank W. Brumley

/s/ Elizabeth W. Camp	Director	March 1, 2010
Elizabeth W. Camp

/s/ Gardiner W. Garrard, Jr.	Director	March 1, 2010
Gardiner W. Garrard, Jr.

/s/ T. Michael Goodrich	Director	March 1, 2010
T. Michael Goodrich

/s/ V. Nathaniel Hansford	Director	March 1, 2010
V. Nathaniel Hansford

/s/ Mason H. Lampton	Director	March 1, 2010
Mason H. Lampton

/s/ Elizabeth C. Ogie	Director	March 1, 2010
Elizabeth C. Ogie

/s/ H. Lynn Page	Director	March 1, 2010
H. Lynn Page

Signature	Title	Date

/s/ J. Neal Purcell	Director	March 1, 2010
J. Neal Purcell

/s/ Melvin T. Stith	Director	March 1, 2010
Melvin T. Stith

/s/ Philip W. Tomlinson	Director	March 1, 2010
Philip W. Tomlinson

/s/ William B. Turner, Jr.	Director	March 1, 2010
William B. Turner, Jr.

/s/ James D. Yancey	Director	March 1, 2010