Form 10-K/A
period 2009-12-31
SYNOVUS FINANCIAL CORP
filed 2010-04-26
CIK 18349

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
     As of February 12, 2010, there were 489,832,889 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 2010 (“Proxy Statement”)	Part III

Financial Appendix for the year ended December 31, 2009 to the Proxy Statement (“Financial Appendix”)	Parts I, II, III and IV

Page
EXPLANATORY NOTE	3
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Part IV	4
Item 14. Exhibits and Financial Statement Schedules	4
EX-23.1
EX-23.2
EX-23.3
EX-31.1
EX-31.2
EX-99.1A
EX-99.4
EX-99.5

EXPLANATORY NOTE
     Synovus Financial Corp. (“Synovus”) is filing this Amendment No. 1 on Form 10-K/A for the purpose of (1) amending certain disclosures relating to the allocation of the allowance for loan losses set forth on pages F-92 and F-93 in the Financial Appendix filed as Exhibit 99.1 to Synovus’ Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on March 1, 2010 incorporated by reference in this Report; and (2) amending Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 1, 2010, to include Exhibit 99.4, the Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2009, and to include Exhibit 99.5, the Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2009, as set forth below and in the attached exhibits. This Amendment No. 1 does not otherwise update information in the originally filed Form 10-K to reflect facts or events occurring subsequent to the original filing date.
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The “Management’s Discussion and Analysis” Section which is set forth on pages F-62 through F-114 and the “Summary of Quarterly Financial Data (Unaudited)” Section which is set forth on page F-118 of the Financial Appendix filed as Exhibit 99.1 to Synovus’ Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on March 1, 2010 and the information set forth on Exhibit 99.1A (which supersedes and corrects certain language on pages F-92 and F-93 of the Financial Appendix ) filed with this Report include the information encompassed by “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and are incorporated in this document by reference.

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

Exhibit
Number	Description
3.1	Articles of Incorporation of Synovus, as amended, incorporated by reference to Exhibit 3.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006.

3.2	Articles of Amendment to Articles of Incorporation of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 17, 2008.

3.3	Articles of Amendment to Articles of Incorporation of Synovus establishing the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

3.4	Articles of Amendment to Articles of Incorporation of Synovus establishing the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 3.2 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

3.5	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated January 28, 2010 as filed with the SEC on January 29, 2010.

Exhibit
Number	Description
4.1	Specimen stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 4.2 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

4.2	Warrant for purchase of up to 15,510,737 shares of Synovus common stock, incorporated by reference to Exhibit 4.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

10.1	Letter Agreement (including Securities Purchase Agreement — Standard Terms incorporated by reference therein) dated December 19, 2008, between Synovus and the United States Department of the Treasury, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

10.2	Agreement and Plan of Distribution, dated as of October 25, 2007, by and among Synovus, Columbus Bank and Trust Company and Total System Services, Inc., incorporated by reference to Exhibit 2.1 of Synovus’ Current Report on Form 8-K dated October 25, 2007, as filed with the SEC on October 25, 2007.

10.3	Amendment No. 1 to Agreement and Plan of Distribution by and among Synovus, Columbus Bank and Trust Company and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 2.1 Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.4	Transition Services Agreement by and among Synovus and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.5	Employee Matters Agreement by and among Synovus and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.6	Indemnification and Insurance Matters Agreement by and among Synovus and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.3 of Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.7	Master Confidential Disclosure Agreement by and among Synovus and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.4 of Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.8	Tax Sharing Agreement by and among Synovus, Columbus Bank and Trust Company and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.5 of Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.9	Director Stock Purchase Plan of Synovus, as amended and restated June 27, 2007.*†

10.10	Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.*

10.11	Synovus Financial Corp. Deferred Stock Option Plan, incorporated by reference to Exhibit 10.5 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.*

10.12	Amended and Restated Synovus Financial Corp. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008. *

10.13	Synovus Financial Corp. Executive Salary Contribution Death Benefit Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the SEC on August 10, 2009.

10.14	Agreement in Connection with Personal Use of Company Aircraft, incorporated by reference to Exhibit 10.7 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 7, 2006.*

Exhibit
Number	Description
10.15	Life Insurance Trusts, incorporated by reference to Exhibit 10.12 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 29, 1993.*

10.16	1993 Split Dollar Insurance Agreement of Synovus, incorporated by reference to Exhibit 10.14 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 28, 1994.*

10.17	1995 Split Dollar Insurance Agreement of Synovus, incorporated by reference to Exhibit 10.15 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC on March 24, 1995.*

10.18	Synovus Financial Corp. 1994 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.16 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC on March 24, 1995.*

10.19	Second Amended and Restated Synovus Financial Corp. Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008. *

10.20	Synovus Financial Corp. Executive Cash Bonus Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on 8-K dated April 27, 2006, as filed with the SEC on April 27, 2006.*

10.21	Form of Change of Control Agreement for executive officers, incorporated by reference to Exhibit 10.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008. *

10.22	Employment Agreement of James H. Blanchard, incorporated by reference to Exhibit 10 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed with the SEC on November 15, 1999.*

10.23	Synovus Financial Corp. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.22 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 22, 2000.*

10.24	Form of Stock Option Agreement for the: (i) Synovus Financial Corp. 1994 Long-Term Incentive Plan; (ii) Synovus Financial Corp. 2000 Long-Term Incentive Plan; and (iii) Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 9, 2004.*

10.25	Form of Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 25, 2005.*

10.26	Form of Performance-Based Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 25, 2005.*

10.27	Form of Non-Employee Director Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated February 1, 2005, as filed with the SEC on February 3, 2005.*

10.28	Form of Stock Option Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 18, 2006, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 18, 2006, as filed with the SEC on January 18, 2006. *

10.29	Form of Restricted Stock Award Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 18, 2006, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 18, 2006, as filed with the SEC on January 18, 2006. *

10.30	Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007. *

10.31	Form of Restricted Stock Award Agreement for restricted stock awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007. *

10.32	Form of Performance-Based Restricted Stock Award Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.3 of Synovus’ Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007. *

Exhibit
Number	Description
10.33	Form of Revised Stock Option Agreement for stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

10.34	Form of Revised Restricted Stock Unit Agreement for restricted stock unit awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.33 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008. *

10.35	Form of Retention Stock Option Agreement for retention stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

10.36	Form of TARP Restricted Stock Unit Award Agreement for awards to executive officers and the top 20 most highly-compensated employees under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 28, 2010, as filed with the SEC on January 29, 2010.*

10.37	Form of Restricted Stock Option Agreement for 2010 stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan.*†

10.38	Form of Indemnification Agreement for directors and executive officers of Synovus, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated July 26, 2007, as filed with the SEC on July 26, 2007. *

10.39	Summary of Annual Base Salaries of Synovus’ Named Executive Officers.*†

10.40	Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.2 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the SEC on August 10, 2009.*

10.41	Form of Waiver executed by Senior Executive Officers, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.*

10.42	Form of Letter Agreement executed by Senior Executive Officers, incorporated by reference to Exhibit 10.3 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.*

10.43	Form of Waiver executed by Senior Executive Officers and the next 20 most highly compensated officers, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 28, 2010, as filed with the SEC on January 29, 2010.*

12	Ratio of Earnings to Fixed Charges.†

21.1	Subsidiaries of Synovus Financial Corp.†

23.1	Consent of Independent Registered Public Accounting Firm.**

23.2	Consent of Independent Registered Public Accounting Firm.**

23.3	Consent of Independent Registered Public Accounting Firm.**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

99.1	Financial Appendix to the Proxy Statement for the Annual Meeting of Shareholders of Synovus to be held on April 22, 2010.†

99.1A	Amendment to certain disclosures relating to the allocation of the allowance for loan losses set forth on pages F-92 and F-93 of the Financial Appendix to the Proxy Statement for the Annual Meeting of Shareholders of Synovus to be held on April 22, 2010, as filed with the Securities and Exchange Commission on March 1, 2010.**

Exhibit
Number	Description
99.2	Certification of Principal Executive Officer pursuant to Section 30.15 of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.†

99.3	Certification of Principal Financial Officer pursuant to Section 30.15 of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.†

99.4	Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2009.**

99.5	Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2009.**

*	Indicates management contracts and compensatory plans and arrangements.

**	Filed herewith

†	Previously filed
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

SYNOVUS FINANCIAL CORP.
April 26, 2010	By:	/s/ Richard E. Anthony
Richard E. Anthony
Chief Executive Officer and Chairman of the Board