Form 10-Q
period 2010-03-31
SYNOVUS FINANCIAL CORP
filed 2010-05-10
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	April 30, 2010

Common Stock, $1.00 Par Value	489,843,351 shares

SYNOVUS FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
(in thousands, except share data)	2010	2009
ASSETS
Cash and due from banks	$579,620	564,482
Interest bearing funds with Federal Reserve Bank	2,826,702	1,901,847
Interest earning deposits with banks	12,817	12,534
Federal funds sold and securities purchased under resale agreements	166,392	203,959
Trading account assets, at fair value	13,605	14,370
Mortgage loans held for sale, at fair value	112,989	138,056
Other loans held for sale	78,077	36,816
Investment securities available for sale, at fair value	3,237,519	3,188,735
Loans, net of unearned income	24,417,164	25,383,068
Allowance for loan losses	(968,697)	(943,725)

Loans, net	23,448,467	24,439,343

Premises and equipment, net	572,815	580,375
Goodwill	24,431	24,431
Other intangible assets, net	15,556	16,649
Other assets	1,350,448	1,709,821

Total assets	$32,439,438	32,831,418

LIABILITIES AND EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$4,352,327	4,172,697
Interest bearing	22,827,721	23,260,836

Total deposits	27,180,048	27,433,533
Federal funds purchased and other short-term borrowings	450,979	475,062
Long-term debt	1,868,343	1,751,592
Other liabilities	301,615	299,730

Total liabilities	29,800,985	29,959,917

Equity
Shareholders’ equity:
Cumulative perpetual preferred stock - no par value. Authorized 100,000,000 shares; 967,870 issued and outstanding at March 31, 2010 and December 31, 2009	930,433	928,207
Common stock - $1.00 par value. Authorized 600,000,000 shares; issued 495,536,131 in 2010 and 495,513,957 in 2009; outstanding 489,843,709 in 2010 and 489,828,319 in 2009	495,536	495,514
Additional paid-in capital	1,607,140	1,605,097
Treasury stock, at cost - 5,692,422 shares in 2010 and 5,685,638 shares in 2009	(114,174)	(114,155)
Accumulated other comprehensive income	80,722	84,806
Accumulated deficit	(382,914)	(148,428)

Total shareholders’ equity	2,616,743	2,851,041
Non-controlling interest in subsidiaries	21,710	20,460

Total equity	2,638,453	2,871,501

Total liabilities and equity	$32,439,438	32,831,418

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2010	2009
Interest income:
Loans, including fees	$304,766	336,228
Investment securities available for sale	35,069	45,512
Trading account assets	194	334
Mortgage loans held for sale	1,325	3,382
Other loans held for sale	15	–
Federal funds sold and securities purchased under resale agreements	41	198
Interest on Federal Reserve Bank balances	1,378	480
Interest earning deposits with banks	7	259

Total interest income	342,795	386,393

Interest expense:
Deposits	83,707	132,294
Federal funds purchased and other short-term borrowings	543	841
Long-term debt	9,678	10,019

Total interest expense	93,928	143,154

Net interest income	248,867	243,239
Provision for losses on loans	340,948	290,437

Net interest expense after provision for losses on loans	(92,081)	(47,198)

Non-interest income:
Service charges on deposit accounts	26,280	28,699
Fiduciary and asset management fees	11,338	10,815
Brokerage and investment banking income	5,931	6,871
Mortgage banking income	5,814	9,322
Bankcard fees	9,515	8,361
Investment securities losses, net	(448)	–
Other fee income	5,530	7,690
Increase in fair value of private equity investments, net	899	–
Other non-interest income	4,839	12,627

Total non-interest income	69,698	84,385

Non-interest expense:
Salaries and other personnel expense	104,022	111,085
Net occupancy and equipment expense	29,978	31,484
FDIC insurance and other regulatory fees	17,646	12,999
Foreclosed real estate expense	45,507	46,330
Losses (gains) on other loans held for sale	61	(65)
Professional fees	9,380	6,945
Data processing expense	10,683	11,155
Restructuring charges	–	6,358
Other operating expenses	35,520	34,748

Total non-interest expense	252,797	261,039

Loss from continuing operations before income taxes	(275,180)	(223,852)
Income tax benefit	(16,337)	(85,908)

Loss from continuing operations	(258,843)	(137,944)
Income from discontinued operations, net of income taxes and non-controlling interest	43,161	1,215

Net loss	(215,682)	(136,729)
Net loss attributable to non-controlling interest	(209)	(57)

Net loss attributable to controlling interest	(215,473)	(136,672)
Dividends and accretion of discount on preferred stock	14,325	14,192

Net loss available to common shareholders	$(229,798)	(150,864)

Basic loss per common share:
Net loss from continuing operations attributable to common shareholders	$(0.56)	(0.46)

Net loss attributable to common shareholders	(0.47)	(0.46)

Diluted loss per common share:
Net loss from continuing operations attributable to common shareholders	$(0.56)	(0.46)

Net loss attributable to common shareholders	(0.47)	(0.46)

Weighted average common shares outstanding:
Basic	489,607	329,785

Diluted	489,607	329,785

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

					Accumulated	Accumulated
			Additional		Other	(Deficit)	Non-
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Controlling
(in thousands, except per share data)	Stock	Stock	Capital	Stock	Income (Loss)	Earnings	Interest	Total
Balance at December 31, 2008	$919,635	336,011	1,165,875	(114,117)	129,253	1,350,501	32,349	3,819,507
Net loss	–	–	–	–	–	(136,672)	(57)	(136,729)
Other comprehensive loss, net of tax:
Net unrealized loss on cash flow hedges	–	–	–	–	(4,030)	–	–	(4,030)
Change in unrealized gains/losses on investment securities available for sale, net of reclassification adjustment	–	–	–	–	(256)	–	–	(256)
Amortization of postretirement unfunded health benefit	–	–	–	–	46	–	–	46

Other comprehensive loss	–	–	–	–	(4,240)	–	–	(4,240)

Comprehensive loss								(140,969)

Cash dividends declared on common stock – $0.01 per share	–	–	–	–	–	(3,309)	–	(3,309)
Cash dividends paid on preferred stock – $7.78 per share	–	–	–	–	–	(7,528)	–	(7,528)
Accretion of discount on preferred stock	2,093	–	–	–	–	(2,093)	–	–
Treasury shares purchased	–	–	–	(22)	–	–	–	(22)
Issuance of non-vested stock, net of forfeitures	–	(8)	8	–	–	–	–	–
Restricted share unit activity	–	29	(29)	–	–	–	–	–
Share-based compensation expense	–	–	2,769	–	–	–	–	2,769
Stock options exercised	–	37	224	–	–	–	–	261
Share-based compensation tax deficiency	–	–	(638)	–	–	–	–	(638)
Change in ownership at majority-owned subsidiary	–	–	200	–	–	–	1,127	1,327

Balance at March 31, 2009	$921,728	336,069	1,168,409	(114,139)	125,013	1,200,899	33,419	3,671,398

Balance at December 31, 2009	$928,207	495,514	1,605,097	(114,155)	84,806	(148,428)	20,460	2,871,501
Net loss	–	–	–	–	–	(215,473)	(209)	(215,682)
Other comprehensive loss, net of tax:
Net unrealized loss on cash flow hedges	–	–	–	–	(4,919)	–	–	(4,919)
Change in unrealized gains/losses on investment securities available for sale, net of reclassification adjustment	–	–	–	–	789	–	–	789
Amortization of postretirement unfunded health benefit	–	–	–		46		–	46

Other comprehensive loss	–	–	–	–	(4,084)	–	–	(4,084)

Comprehensive loss								(219,766)

Cash dividends declared on common stock – $0.01 per share	–	–	–	–	–	(4,906)	–	(4,906)
Cash dividends paid on preferred stock – $12.50 per share	–	–	–	–	–	(12,098)	–	(12,098)
Accretion of discount on preferred stock	2,226	–	–	–	–	(2,226)	–	–
Treasury shares purchased	–	–	–	(19)	–	–	–	(19)
Issuance of non-vested stock, net of forfeitures	–	(4)	4	–	–	–	–	–
Restricted share unit activity	–	25	(25)	–	–	–	–	–
Share-based compensation expense	–	–	2,335	–	–	–	–	2,335
Stock options exercised	–	1	–	–	–	–	–	1
Share-based compensation tax deficiency	–	–	(271)	–	–	–	–	(271)
Change in ownership at majority-owned subsidiary	–	–	–	–	–	217	1,459	1,676

Balance at March 31, 2010	$930,433	495,536	1,607,140	(114,174)	80,722	(382,914)	21,710	2,638,453

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Operating activities
Net loss	$(215,682)	(136,729)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on loans	340,948	290,437
Depreciation, amortization, and accretion, net	11,178	10,639
Deferred income tax (benefit) expense	(8,527)	587
Decrease in interest receivable	7,527	10,981
(Decrease) increase in interest payable	(4,212)	10,019
Decrease in trading account assets	765	9,500
Originations of mortgage loans held for sale	(234,425)	(666,259)
Proceeds from sales of mortgage loans held for sale	262,283	576,945
Gain on sale of mortgage loans held for sale	(2,824)	(2,063)
Decrease (increase) in prepaid and other assets	342,193	(61,121)
Decrease in accrued salaries and benefits	(451)	(19,748)
Increase (decrease) in other liabilities	6,546	(9,493)
Investment securities losses, net	448	—
Loss (gain) on sale of other loans held for sale	61	(65)
Loss on other real estate	38,044	41,010
Gain on sale of merchant services business	(69,466)	—
Share-based compensation	2,335	2,748
Other, net	(545)	1,398

Net cash provided by operating activities	476,196	58,786

Investing activities
Net increase in interest earning deposits with banks	(283)	(84,952)
Net decrease in federal funds sold and securities purchased under resale agreements	37,567	232,648
Proceeds from maturities and principal collections of investment securities available for sale	271,234	190,168
Net (increase) decrease in interest bearing funds with Federal Reserve Bank	(924,855)	844,130
Proceeds from sales of investment securities available for sale	219	7,947
Purchases of investment securities available for sale	(318,848)	(83,422)
Proceeds from sale of other loans held for sale	10,004	—
Proceeds from sale of other real estate	78,641	57,060
Net decrease (increase) in loans	495,633	(218,833)
Proceeds from sale of merchant services business	69,466	—
Purchases of premises and equipment	(5,093)	(13,393)
Proceeds from disposals of premises and equipment	1,310	1,700

Net cash (used in) provided by investing activities	(285,005)	933,053

Financing activities
Net increase in demand and savings deposits	181,545	702,581
Net decrease in certificates of deposit	(435,030)	(1,371,774)
Net decrease in federal funds purchased and other short-term borrowings	(24,083)	(148,600)
Principal repayments on long-term debt	(46,487)	(233,495)
Proceeds from issuance of long-term debt	165,000	—
Dividends paid to common shareholders	(4,901)	(19,823)
Dividends paid to preferred shareholders	(12,098)	(7,528)
Proceeds from issuance of common stock	1	261

Net cash used in financing activities	(176,053)	(1,078,378)

Increase (decrease) in cash and due from banks	15,138	(86,539)
Cash and due from banks at beginning of period	564,482	524,327

Cash and due from banks at end of period	$579,620	437,788

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
Note 1 - Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Synovus Financial Corp. (Synovus) consolidated financial statements and related notes appearing in Synovus’ annual report on Form 10-K/A for the year ended December 31, 2009 (Synovus’ 2009 10-K) filed with the U.S. Securities and Exchange Commission (SEC).
     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the respective balance sheets and the reported amounts of revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the fair value of investments; the allowance for loan losses; the valuation of other real estate; the valuation of impaired loans; the valuation of long-lived assets, goodwill, and other intangible assets; the valuation of deferred tax assets; and the disclosures of contingent assets and liabilities. In connection with the determination of the allowance for loan losses and the valuation of certain impaired loans and other real estate, management obtains independent appraisals for significant properties and properties collateralizing impaired loans. For valuation of impaired loans and other real estate, management also considers other factors or recent developments such as changes in absorption rates or market conditions at the time of valuation and anticipated sales values based on management’s plans for disposition.
     A substantial portion of Synovus’ loans are secured by real estate in five southeastern states (Georgia, Alabama, Florida, South Carolina, and Tennessee). Accordingly, the ultimate collectability of a substantial portion of Synovus’ loan portfolio is susceptible to changes in market conditions in these areas. Total commercial real estate loans represent 41.7% of the total loan portfolio at March 31, 2010. Due to declines in economic indicators and real estate values, the loans in the commercial real estate portfolio may have a greater risk of non-collection than other loans. Based on available information, management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and the ability of borrowers to repay their loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Synovus’ allowance for loan losses. Such agencies may require Synovus to make changes to the allowance for loan losses based on their judgment about information available to them at the time of their examination.
     Certain prior year amounts have been reclassified to conform to the presentation adopted in 2010.
     Synovus has evaluated all transactions, events, and circumstances subsequent to the balance sheet date for consideration or disclosure and has reflected or disclosed those items within the consolidated financial statements and related footnotes as deemed appropriate.
     During 2009, Synovus committed to a plan to sell its merchant services business. The sale was completed on March 31, 2010. Accordingly, the revenues and expenses of the merchant services business have been reported as discontinued operations for the three months ended March 31, 2010 and 2009. Income from discontinued operations for the three months ended March 31, 2010 includes the gain on sale of this business. There were no significant assets or liabilities associated with the merchant services business.

Notes to Consolidated Financial Statements (Unaudited)
Note 2 - Supplemental Cash Flow Information
     For the three months ended March 31, 2010, Synovus received income tax refunds of approximately $328.4 million (net of taxes paid) and for the three months ended March 31, 2009, Synovus paid income taxes (net of refunds received) of approximately $20 thousand.
     For the three months ended March 31, 2010 and 2009, Synovus paid interest of $87.4 million and $130.9 million, respectively.
     Non-cash investing activities consisted of loans of approximately $100.9 million and $141.9 million, which were foreclosed and transferred to other real estate during the three months ended March 31, 2010 and 2009, respectively; other loans of approximately $53.4 million and $21.3 million, which were transferred to other loans held for sale during the three months ended March 31, 2010 and 2009, respectively; and other loans held for sale of approximately $1.3 million, which were foreclosed and transferred to other real estate during the three months ended March 31, 2009. There were no other loans held for sale that were foreclosed and transferred to other real estate during the three months ended March 31, 2010.
Note 3 - Discontinued Operations
     During 2009, Synovus committed to a plan to sell its merchant services business. The sale was completed on March 31, 2010. Accordingly, the revenues and expenses of the merchant services business have been reported as discontinued operations for the three months ended March 31, 2010 and 2009. Income from discontinued operations for the three months ended March 31, 2010 includes the gain on sale of this business. There were no significant assets or liabilities associated with the merchant services business.

	Three Months Ended March 31,
(in thousands)	2010		2009
Merchant services revenue	$73,926	(1)	4,363
Merchant services expense	3,285		2,317
Merchant services income before taxes	70,641		2,046
Income tax expense	27,480		831

Income from discontinued operations, net of income taxes(2)	$43,161		1,215

(1) Includes a pre-tax gain of $69.5 million ($42.4 million net of tax) from the sale of its merchant services business in March 2010.
(2) Cash flows from discontinued operations were limited to revenues and expenses of discontinued operations as components of income from discontinued operations, net of income taxes. The proceeds from sale of the merchant services business are included as a component of net cash used in investing activities and the gain on sale is included as a component of net cash provided by operating activities in the consolidated statement of cash flows for the three months ended March 31, 2010.

Note 4 - Shareholders’ Equity
Preferred Stock and Warrants to Purchase Common Stock
     On December 19, 2008, Synovus issued to the United States Department of the Treasury (Treasury) 967,870 shares of Synovus’ Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value (the Series A Preferred Stock), having a liquidation amount per share equal to $1,000, for a total price of $967,870,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. Under provisions of the American Recovery and Reinvestment Act (ARRA), the Series A Preferred Stock may be redeemed at any time with the consent of the Federal Deposit Insurance Corporation (FDIC). The Series A Preferred Stock is generally non-voting. Consequences of the Series A Preferred Stock purchase include certain restrictions on payment of dividends, repurchase or redemption of Synovus’ equity or capital securities, and limits on the tax deductibility of executive compensation.
     As part of its issuance of the Series A Preferred Stock, Synovus issued the Treasury a warrant to purchase up to 15,510,737 shares of Synovus’ common stock (the Warrant) at an initial per share exercise price of $9.36. The Warrant, which expires on December 19, 2018, provides for the adjustment of the exercise price and the number of shares of Synovus’ common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Synovus’ common stock, and upon certain issuances of Synovus’ common stock at or below a specified price relative to the initial exercise price. Pursuant to the

Notes to Consolidated Financial Statements (Unaudited)
Securities Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.
     Synovus allocated the total proceeds received from the Treasury based on the relative fair values of the preferred shares and the Warrant. This allocation resulted in the preferred shares and the Warrant being initially recorded at amounts that are less than their respective fair values at the issuance date.
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
Exchange of Subordinated Debt for Common Stock
     On November 5, 2009, Synovus completed its previously announced exchange offer (Exchange Offer) of $29,820,000 in aggregate principal amount of its outstanding 4.875% Subordinated Notes Due 2013 (the Notes). The notes exchanged in the Exchange Offer represent 12.6% of the $236,570,000 aggregate principal amount of the Notes outstanding prior to the Exchange Offer. Pursuant to the terms of the Exchange Offer, Synovus issued approximately 9.44 million shares of Synovus’ common stock as consideration for the Notes. The Exchange Offer resulted in a pre-tax gain of approximately $6.1 million which was recorded during the fourth quarter of 2009.
Subsequent Events
     On May 4, 2010, Synovus completed the public offering of 293,250,000 shares of Synovus’ $1.00 par value common stock at $2.75 per share and 13,800,000 tangible equity units (tMEDS) with a stated value of $25.00 (consisting of prepaid common stock purchase contracts to be recorded as equity and junior subordinated amortizing notes to be recorded as debt based on relative fair value) generating net proceeds of approximately $768.9 million and $333.7 million, respectively. The common stock and tMEDS offerings will be recorded during the three months ending June 30, 2010.
Note 5 - Comprehensive Income (Loss)
     Other comprehensive income (loss) consists of the change in net unrealized gains (losses) on cash flow hedges, the change in net unrealized gains (losses) on investment securities available for sale, and the amortization of the post-retirement unfunded health benefit. Comprehensive income (loss) consists of net income (loss) plus other comprehensive income (loss).
     Comprehensive income (loss) for the three months ended March 31, 2010 and 2009 is presented below.

	Three Months Ended March 31,
(in thousands)	2010	2009
Net loss	$(215,682)	(136,729)
Other comprehensive loss, net of tax:
Change in net unrealized gains/losses on cash flow hedges	(4,919)	(4,030)
Change in net unrealized gains/losses on investment securities available for sale, net of reclassification adjustment	789	(256)
Amortization of postretirement unfunded health benefit	46	46

Other comprehensive loss	(4,084)	(4,240)

Comprehensive loss	$(219,766)	(140,969)

Notes to Consolidated Financial Statements (Unaudited)
Note 6 - Investment Securities
     The following table summarizes Synovus’ available for sale investment securities as of March 31, 2010 and December 31, 2009.

	March 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities	$211,462	368	(279)	211,551
Other U.S. Government agency securities	931,778	24,357	(223)	955,912
Government agency issued mortgage-backed securities	1,746,419	82,727	(78)	1,829,068
Government agency issued collateralized mortgage obligations	73,405	2,485	(202)	75,688
State and municipal securities	67,698	1,709	(165)	69,242
Equity securities	9,455	174	—	9,629
Other investments	86,221	450	(242)	86,429

Total	$3,126,438	112,270	(1,189)	3,237,519

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities	$121,505	167	(83)	121,589
Other U.S. Government agency securities	900,984	27,174	(532)	927,626
Government agency issued mortgage-backed securities	1,795,688	78,821	(529)	1,873,980
Government agency issued collateralized mortgage obligations	83,632	3,271	—	86,903
State and municipal securities	80,931	2,029	(159)	82,801
Equity securities	9,456	584	(59)	9,981
Other investments	86,744	—	(889)	85,855

Total	$3,078,940	112,046	(2,251)	3,188,735

     At March 31, 2010 and December 31, 2009, investment securities with a carrying value of $2.4 billion were pledged to secure certain deposits, securities sold under repurchase agreements, and Federal Home Loan Bank (FHLB) advances, as required by law and contractual agreements.
     As of March 31, 2010, Synovus has reviewed investment securities that are in an unrealized loss position in accordance with its accounting policy for other-than-temporary impairment and does not consider them other-than-temporarily impaired. Synovus does not intend to sell its debt securities, and it is more likely than not that Synovus will not be required to sell the securities prior to recovery.

Notes to Consolidated Financial Statements (Unaudited)
     Gross unrealized losses on investment securities and the fair value of the related securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010
	Less than 12 Months		12 Months or Longer		Total Fair Value
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$109,493	(279)	—	—	109,493	(279)
Other U.S. Government agency securities	67,657	(223)	—	—	67,657	(223)
Government agency issued mortgage-backed securities	67,596	(280)	—	—	67,596	(280)
Government agency issued collateralized mortgage obligations	—	—	—	—	—	—
State and municipal securities	8,688	(165)	—	—	8,688	(165)
Equity securities	—	—	—	—	—	—
Other investments	85,848	(242)	—	—	85,848	(242)

Total	$339,282	(1,189)	—	—	339,282	(1,189)

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total Fair Value
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$19,681	(83)	—	—	19,681	(83)
Other U.S. Government agency securities	71,689	(532)	—	—	71,689	(532)
Government agency issued mortgage-backed securities	$145,461	(529)	—	—	145,461	(529)
Government agency issued collateralized mortgage obligations	—	—	—	—	—	—
State and municipal securities	5,833	(105)	1,308	(54)	7,141	(159)
Equity securities	2,756	(59)	—	—	2,756	(59)
Other investments	79,813	(889)	—	—	79,813	(889)

Total	$325,233	(2,197)	1,308	(54)	326,541	(2,251)

Notes to Consolidated Financial Statements (Unaudited)
     The amortized cost and estimated fair value by contractual maturity of investment securities available for sale at March 31, 2010 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Amortized	Estimated
(in thousands)	Cost	Fair Value
U.S. Treasury securities:
Within 1 year	$25,173	25,173
1 to 5 years	186,289	186,378
5 to 10 years	–	–
More than 10 years	–	–

Total U.S. Treasury securities	$211,462	211,551

U.S. Government agency securities:
Within 1 year	$217,231	221,407
1 to 5 years	506,540	520,760
5 to 10 years	180,784	185,480
More than 10 years	27,223	28,265

Total U.S. Government agency securities	$931,778	955,912

State and municipal securities:
Within 1 year	$7,975	8,050
1 to 5 years	27,886	28,622
5 to 10 years	25,514	26,274
More than 10 years	6,323	6,296

Total state and municipal securities	$67,698	69,242

Other investments:
Within 1 year	$–	–
1 to 5 years	81,640	81,398
5 to 10 years	450	900
More than 10 years	4,131	4,131

Total other investments	$86,221	86,429

Equity securities	$9,455	9,629
Government agency issued mortgage-backed securities	1,746,419	1,829,068
Government agency issued collateralized mortgage obligations	73,405	75,688

Total investment securities	$3,126,438	3,237,519

Within 1 year	$250,379	254,630
1 to 5 years	802,355	817,158
5 to 10 years	206,748	212,654
More than 10 years	37,677	38,692
Equity securities	9,455	9,629
Government agency issued mortgage-backed securities	1,746,419	1,829,068
Government agency issued collateralized mortgage obligations	73,405	75,688

Total	$3,126,438	3,237,519

Notes to Consolidated Financial Statements (Unaudited)
Note 7 - Other Loans Held for Sale
     Loans or pools of loans are transferred to the other loans held for sale portfolio when the intent to hold the loans has changed due to portfolio management or risk mitigation strategies, there is a plan to sell the loans within a reasonable period of time, and the individual loans are specifically identified. The value of the loans or pools of loans is primarily determined by analyzing the underlying collateral of the loan and the anticipated external market prices of similar assets. At the time of transfer, if the estimated net realizable value is less than the carrying amount, the difference is recorded as a charge-off against the allowance for loan losses. Decreases in estimated net realizable value subsequent to the transfer as well as losses (gains) from sale of these loans are recognized as a component of non-interest expense. During the three months ended March 31, 2010, Synovus transferred loans with a cost basis totaling $100.7 million to the other loans held for sale portfolio. Synovus recognized charge-offs on these loans totaling $47.2 million for the three months ended March 31, 2010. These charge-offs, which resulted in a new cost basis of $53.4 million for the loans transferred during the three months ended March 31, 2010, were based on the estimated sales price of the loans at the time of transfer.
Note 8 - Loans, Net of Unearned Income
     Loans, net of unearned income, at March 31, 2010 and December 31, 2009 are presented below.

	March 31,	December 31,
(in thousands)	2010	2009
Investment properties	$5,720,251	5,887,432
1-4 family properties	3,064,014	3,330,681
Land acquisition	1,397,870	1,510,981

Total commercial real estate loans	10,182,135	10,729,094
Commercial and industrial loans	10,130,049	10,461,092
Retail loans	4,121,933	4,212,230

Total loans	24,434,117	25,402,416
Unearned income	(16,953)	(19,348)

Loans, net of unearned income	$24,417,164	25,383,068

Note 9 - Allowance for Loan Losses
     Activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009 is presented below.

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Balance, beginning of period	$943,725	598,301
Provision for losses on loans	340,948	290,437
Loans charged off, net of recoveries	(315,976)	(246,316)

Balance, end of period	$968,697	642,422

Note 10 - Other Real Estate
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
     ORE is reported at the lower of cost or fair value determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments

Notes to Consolidated Financial Statements (Unaudited)
such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to the collateral value estimates indicated in the appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is recorded as a charge against the allowance for loan losses. Revenue and expenses from ORE operations as well as gains or losses on sales and any subsequent adjustments to the value are recorded as foreclosed real estate expense, a component of non-interest expense.
     The carrying value of ORE was $222.2 million and $238.8 million at March 31, 2010 and December 31, 2009, respectively. During the three months ended March 31, 2010, approximately $100.9 million of loans were foreclosed and transferred to other real estate. During the three months ended March 31, 2010 and 2009, Synovus recognized foreclosed real estate expenses of $45.5 million and $46.3 million, respectively. These costs primarily consist of charges related to declines in fair value or reductions in estimated realizable value subsequent to the date of foreclosure.
Note 11 - Fair Value Accounting
     Synovus carries various assets and liabilities at fair value based on the fair value accounting guidance under ASC 820 and ASC 825. Under ASC 820-10, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Synovus determines the fair values of its financial instruments based on the fair value hierarchy established under ASC 820-10, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs are as follows:

Level 1
Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include corporate debt and equity securities as well as certain U.S. Treasury and U.S. Government-sponsored enterprise debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government-sponsored enterprises and agency mortgage-backed debt securities, obligations of states and municipalities, certain callable brokered certificates of deposit, collateralized mortgage obligations, derivative contracts, and mortgage loans held-for-sale.

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

Notes to Consolidated Financial Statements (Unaudited)
Fair Value Option
     Synovus elected the fair value option for mortgage loans held for sale and certain callable brokered certificates of deposits under ASC 825 primarily to ease the operational burdens required to maintain hedge accounting for such instruments under the constructs of ASC 815. For both instruments, Synovus is still able to achieve effective economic hedges without the operational time and expense needed to manage a hedge accounting program.
     Following is a description of the valuation methodologies used for the major categories of financial assets and liabilities measured at fair value.
Trading Account Assets/Liabilities and Investment Securities Available-for-Sale
     The fair values of trading account assets and liabilities and investment securities available-for-sale are primarily based on actively traded markets where prices are based on either quoted market prices or observed transactions. These securities are classified as Level 1 within the valuation hierarchy and include U.S. Treasury securities, obligations of U.S. Government-sponsored enterprises, and corporate debt and equity securities. Liquidity is a significant factor in the determination of the fair value of trading account assets and liabilities and available-for-sale securities. The fair value of these instruments also take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information, volatility, and U.S. Treasury and swap curves. When quoted market prices are not available, which generally occurs due to the lack of liquidity for certain securities, fair values are estimated using bid prices and quoted market prices of pool or tranches of securities with similar characteristics. These types of securities are classified as Level 2 within the valuation hierarchy and consist of collateralized mortgage obligations, mortgage-backed debt securities, debt securities of U.S. Government-sponsored enterprises and agencies, and state and municipal bonds. In both cases, Synovus has evaluated the valuation methodologies of its third-party pricing services to determine whether such valuations are representative of an exit price in Synovus’ principal markets. In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy.
Mortgage Loans Held for Sale
     Synovus elected to apply the fair value option for mortgage loans originated with the intent to sell to investors. Since quoted market prices are not available, fair value is derived from a hypothetical-securitization model used to project the “exit price” of the loan in securitization. The bid pricing convention is used for loan pricing for similar assets. The valuation model is based upon forward settlement of a pool of loans of identical coupon, maturity, product, and credit attributes. The inputs to the model are continuously updated with available market and historical data. As the loans are sold in the secondary market and predominantly used as collateral for securitizations, the valuation model represents the highest and best use of the loans in Synovus’ principal market. Mortgage loans held for sale are classified within Level 2 of the valuation hierarchy.
Private Equity Investments
     Private equity investments consist primarily of investments in venture capital funds as a minority interest investor. The valuation of these instruments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. Based on these factors, the ultimate realizable value of private equity investments could differ significantly from the values reflected in the accompanying financial statements. Private equity investments are valued initially based upon transaction price. Thereafter, Synovus uses information provided by the fund managers in the determination of estimated fair value. Valuation factors such as recent or proposed purchase or sale of debt or equity of the issuer, pricing by other dealers in similar securities, size of position held, liquidity of the market, and changes in economic conditions affecting the issuer, are used in the determination of estimated fair value. These private equity investments are classified as Level 3 within the valuation hierarchy.

Notes to Consolidated Financial Statements (Unaudited)
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
Derivative Assets and Liabilities
     As part of its overall interest rate risk management activities, Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk. The majority of derivatives entered into by Synovus are executed over-the-counter and consist of interest rate swaps, floors, caps and collars. The fair values of these derivative instruments are determined based on internally developed models that use readily observable market data, as quoted market prices are not available for these instruments. The valuation model and inputs depend on the type of derivative and the nature of the underlying instrument and include interest rates, prices and indices to generate continuous yield or pricing curves, volatility factors, and customer credit spreads. The principal techniques used to value these instruments are an income approach, discounted cash flows, Black-Scholes or Binomial Pricing model. The sale of to-be-announced (TBA) mortgage-backed securities for current month delivery or in the future and the purchase of option contracts of similar duration are derivatives utilized by Synovus’ mortgage subsidiary, and are valued by obtaining prices directly from dealers in the form of quotes for identical securities or options using a bid pricing convention with a spread between bid and offer quotations. Interest rate swaps, floors, caps and collars and TBA mortgage-backed securities are classified as Level 2 within the valuation hierarchy.
     The mortgage subsidiary originates mortgage loans which are classified as derivatives prior to the loan closing when there is a lock commitment outstanding to a borrower to close a loan at a specific interest rate. The fair value of these derivative positions, which are related to mortgage loan commitments, are valued based on a bid pricing convention as mentioned above, except there are fall-out ratios for interest rate lock commitments. The determination of fair value includes assumptions related to the likelihood that a commitment will ultimately result in a closed loan, which is a significant unobservable assumption. Therefore, this type of derivative instrument is classified as Level 3 within the valuation hierarchy. These amounts, however, are insignificant.
     In November 2009, Synovus sold certain Visa Class B shares to another Visa USA member financial institution. The sales price was based on the Visa stock conversion ratio in effect at the time for conversion of Visa Class B shares to Visa Class A unrestricted shares. In conjunction with the sale, Synovus entered into a derivative contract with the purchaser which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The fair value conversion rate derivative is measured using a discounted cash flow methodology for estimated future cash flows determined through use of probability weighting for estimates of Visa’s aggregate exposure to the covered litigation. The conversion rate derivative is classified as Level 3 within the valuation hierarchy as the value is determined using discounted cash flow methodologies and involves unobservable inputs which are not supported by market activity for the liability.
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

Notes to Consolidated Financial Statements (Unaudited)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     Synovus adopted certain of the new disclosure requirements of Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements, effective January 1, 2010. The guidance requires fair value disclosures by class of assets and liabilities rather than by major category. For equity and debt securities, class was determined based on the nature and risks of the investments. The following table presents all financial instruments measured at fair value on a recurring basis, including financial instruments for which Synovus has elected the fair value option as of March 31, 2010 and December 31, 2009, according to the valuation hierarchy included in ASC 820-10.

	March 31, 2010
				Total
				Assets/Liabilities
(in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Trading securities:
Government agency issued mortgage-backed securities	$—	2,277	—	2,277
Government agency issued collateralized mortgage obligations	—	1,776	—	1,776
State and municipal securities	—	3,664	—	3,664
Corporate and other debt	—	5,840	—	5,840
Equity, mutual funds, and other	34	14	—	48

Total trading securities	34	13,571	—	13,605
Mortgage loans held for sale	—	112,989	—	112,989
Investment securities available for sale:			—
U.S. Treasury securities	211,551	—	—	211,551
Other U.S. Government agency securities	—	955,912	—	955,912
Government agency issued mortgage-backed securities	—	1,829,068	—	1,829,068
Government agency issued collateralized mortgage obligations	—	75,688	—	75,688
State and municipal securities	—	69,242	—	69,242
Equity securities	2,809	—	6,820	9,629
Other investments(1)	—	80,642	5,787	86,429

Total investment securities available for sale	214,360	3,010,552	12,607	3,237,519
Private equity investments	—	—	52,474	52,474
Derivative assets:
Interest rate contracts	—	106,883	—	106,883
Mortgage derivatives	—	—	1,182	1,182

Total derivative assets	$—	106,883	1,182	108,065

Liabilities
Trading account liabilities:
U.S. Treasury	$—	7,241	—	7,241
Government agency issued mortgage-backed securities	—	2,457	—	2,457

Total trading liabilities	—	9,698	—	9,698
Derivative liabilities:
Interest rate contracts	—	91,391	—	91,391
Mortgage derivatives	—	(1,166)	—	(1,166)
Other contracts(2)	—	—	12,909	12,909

Total derivative liabilities	$—	90,225	12,909	103,134

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2009
				Total
				Assets/Liabilities
(in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Trading securities:
U.S. Treasury	$—	3,017	—	3,017
Government agency issued mortgage-backed securities	—	864	—	864
Government agency issued collateralized mortgage obligations	—	2,427	—	2,427
Other U.S. government agencies	—	9	—	9
State and municipal securities	—	1,332	—	1,332
Equity, mutual funds, and other	725	—	—	725
Other investments(1)	—	5,996	—	5,996

Total trading securities	725	13,645	—	14,370
Mortgage loans held for sale	—	138,056	—	138,056
Investment securities available for sale:
U.S. Treasury securities	121,589	—	—	121,589
Other U.S. Government agency securities	—	927,626	—	927,626
Government agency issued mortgage-backed securities	—	1,873,980	—	1,873,980
Government agency issued collateralized mortgage obligations	—	86,903	—	86,903
State and municipal securities	—	82,801	—	82,801
Equity securities	2,697	—	7,284	9,981
Other investments(1)	—	79,813	6,042	85,855

Total investment securities available for sale	124,286	3,051,123	13,326	3,188,735
Private equity investments	—	—	48,463	48,463
Derivative assets:
Interest rate contracts	—	114,336	—	114,336
Mortgage derivatives	—	—	199	199

Total derivative assets	$—	114,336	199	114,535

Liabilities
Trading account liabilities:
U.S. Treasury	$—	6,211	—	6,211
Government agency issued mortgage-backed securities	—	859	—	859

Total trading liabilities	—	7,070	—	7,070
Derivative liabilities:
Interest rate contracts	—	88,048	—	88,048
Mortgage derivatives	—	(1,878)	—	(1,878)
Other contracts(2)	—	—	12,862	12,862

Total derivative liabilities	$—	86,170	12,862	99,032
(1)	Based on analysis of the nature and risks of these investments, Synovus has determined that presenting these investments as a single asset class is appropriate.

(2)	Represents the Visa derivative.

Notes to Consolidated Financial Statements (Unaudited)
Changes in Fair Value - FVO Items
     The following table presents the changes in fair value included in the consolidated statements of income for items for which the fair value election was made. The table does not reflect the change in fair value attributable to the related economic hedges Synovus used to mitigate interest rate risk associated with the financial instruments. These changes in fair value were recorded as a component of mortgage banking income and other non-interest income, as appropriate, and substantially offset the change in fair value of the financial instruments referenced below.

Three Months Ended March 31, 2010
	Mortgage	Other	Total Changes
	Banking	Operating	in Fair Value
(in thousands)	Income	Income	Recorded
Mortgage loans held for sale	$(52)	—	(52)

	Three Months Ended March 31, 2009
	Mortgage	Other	Total Changes
	Banking	Operating	in Fair Value
(in thousands)	Income	Income	Recorded
Mortgage loans held for sale	$(1,676)	—	(1,676)
Certain callable brokered certificates of deposit	—	502	(502)

Changes in Level 3 Fair Value Measurements
     As noted above, Synovus uses significant unobservable inputs (Level 3) to fair-value certain assets and liabilities as of March 31, 2010 and 2009. The table below includes a roll forward of the balance sheet amount for the three months ended March 31, 2010 and 2009 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis.

	Three Months Ended March 31, 2010
			Other
	Investment	Private	Derivative
	Securities	Equity	Liability
(in thousands)	Available for Sale	Investments	Contracts
Beginning balance, January 1,	$13,326	48,463	12,862
Total gains (losses) (realized/unrealized):
Included in earnings(*)	—	899	(47)
Unrealized gains (losses) included in other comprehensive income	(196)	—	—
Purchases, sales, issuances, and settlements, net	(523)	3,112	—
Transfers in and/or out of Level 3	—	—	—

Ending balance, March 31,	$12,607	52,474	12,909

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at March 31,	$—	899	(47)

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2009
			Other
	Investment	Private	Derivative
	Securities	Equity	Liability
(in thousands)	Available for Sale	Investments	Contracts
Beginning balance, January 1,	$14,358	123,475	—
Total gains (losses) (realized/unrealized):
Included in earnings	—	—	—
Unrealized gains (losses) included in other comprehensive income	1,048	—	—
Purchases, sales, issuances, and settlements, net	(445)	691	—
Transfers in and/or out of Level 3	—	—	—

Ending balance, March 31,	$14,961	124,166	—

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at March 31,	$—	—	—
(*) Included in earnings as a component of other non-interest income.

Assets Measured at Fair Value on a Non-recurring Basis
     Certain assets and liabilities are measured at fair value on a non-recurring basis and are not included in the previous tables in this note. These assets and liabilities primarily include impaired loans and other real estate. The amounts below represent only balances measured at fair value during the period and still held as of the reporting date.

	As of March 31, 2010
(in millions)	Level 1	Level 2	Level 3
Impaired loans(*)	$–	–	985.5
Other loans held for sale	–	–	78.1
Other real estate	–	–	222.2

	As of December 31, 2009
(in millions)	Level 1	Level 2	Level 3
Goodwill	$–	–	24.4
Impaired loans(*)	–	–	1,021.5
Other loans held for sale	–	–	36.8
Other real estate	–	–	238.8
(*) Impaired loans are collateral-dependent.

Notes to Consolidated Financial Statements (Unaudited)
     Loans are evaluated for impairment in accordance with provisions of ASC 310-10-35 using the present value of the expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Impaired loans measured by applying the practical expedient in ASC 310-10-35 are included in the requirements of ASC 820-10.
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
Fair Value of Financial Instruments
     ASC 825-10-50 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which Synovus did not elect the fair value option. The following table presents the carrying and estimated fair values of on-balance sheet financial instruments at March 31, 2010 and December 31, 2009. The fair value represents management’s best estimates based on a range of methodologies and assumptions.
     Cash and due from banks, interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements are repriced on a short-term basis; as such, the carrying value closely approximates fair value.
     The fair value of loans is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as commercial, mortgage, home equity, credit card, and other consumer loans. Commercial loans are further segmented into certain collateral code groupings. The fair value of the loan portfolio is calculated, in accordance with ASC 825-10-50, by discounting contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820-10 and generally produces a higher value than a pure exit price approach.

Notes to Consolidated Financial Statements (Unaudited)
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

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(in thousands)	Value	Fair Value	Value	Fair Value
Financial assets
Cash and due from banks	$579,620	579,620	564,482	564,482
Interest bearing funds with Federal Reserve Bank	2,826,702	2,826,702	1,901,847	1,901,847
Interest earning deposits with banks	12,817	12,817	12,534	12,534
Federal funds sold and securities purchased under resale agreements	166,392	166,392	203,959	203,959
Trading account assets	13,605	13,605	14,370	14,370
Mortgage loans held for sale	112,989	112,989	138,056	138,056
Other loans held for sale	78,077	78,077	36,816	36,816
Investment securities available for sale	3,237,519	3,237,519	3,188,735	3,188,735
Private equity investments	52,474	52,474	48,463	48,463
Loans, net	23,448,467	23,165,781	24,439,343	24,082,061
Derivative asset positions	108,065	108,065	114,535	114,535

Financial liabilities
Non-interest bearing deposits	$4,352,327	4,352,327	4,172,697	4,172,697
Interest bearing deposits	22,827,721	22,894,658	23,260,836	23,349,007
Federal funds purchased and other short-term borrowings	450,979	450,979	475,062	475,062
Trading account liabilities	9,698	9,698	7,070	7,070
Long-term debt	1,868,343	1,781,880	1,751,592	1,543,015
Derivative liability positions	103,134	103,134	99,032	99,032

Note 12 - Derivative Instruments
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

Notes to Consolidated Financial Statements (Unaudited)
     The receive fixed interest rate swap contracts at March 31, 2010 are being utilized to hedge $400 million in floating rate loans and $265 million in fixed-rate liabilities. A summary of interest rate swap contracts and their terms at March 31, 2010 is shown below. In accordance with the provisions of ASC 815, the fair value (net unrealized gains and losses) of these contracts has been recorded on the consolidated balance sheets.

		Weighted-Average
				Maturity
	Notional	Receive	Pay	In	Fair Value
(dollars in thousands)	Amount	Rate	Rate(*)	Months	Assets	Liabilities
Receive fixed interest rate swaps:
Fair value hedges	$265,000	1.32%	0.40	3	$507	–
Cash flow hedges	400,000	8.22	3.25	11	17,395	–

Total	$665,000	5.47%	2.11	8	$17,902	–

(*) Variable pay rate based upon contract rates in effect at March 31, 2010.

 Cash Flow Hedges
     Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis for all cash flow hedges entered into after March 31, 2007. The cumulative dollar offset method is used for all hedges entered into prior to that date. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of income as a component of other non-interest income. As of March 31, 2010, cumulative ineffectiveness for Synovus’ portfolio of cash flow hedges represented a gain of approximately $3 thousand.
     Synovus expects to reclassify from accumulated other comprehensive income (loss) approximately $20.4 million as pre-tax income during the next twelve months, as the related payments for interest rate swaps and amortization of deferred gains (losses) are recorded.
Fair Value Hedges
     Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair market value of various fixed rate liabilities due to changes in the benchmark interest rate LIBOR (London Interbank Offered Rate). Synovus calculates effectiveness of the fair value hedges quarterly using regression analysis. As of March 31, 2010, cumulative ineffectiveness for Synovus’ portfolio of fair value hedges represented a gain of approximately $15 thousand. Ineffectiveness from fair value hedges is recognized in the consolidated statements of income as a component of other non-interest income.
Customer Related Derivative Positions
     Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the interest rate risk. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of March 31, 2010, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $2.4 billion, a decrease of $383.0 million compared to December 31, 2009.

Notes to Consolidated Financial Statements (Unaudited)
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
     At March 31, 2010, Synovus had commitments to fund primarily fixed-rate mortgage loans to customers in the amount of $164.5 million. The fair value of these commitments at March 31, 2010, resulted in an unrealized gain of $1.2 million, which was recorded as a component of mortgage banking income in the consolidated statements of income.
     At March 31, 2010, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to approximately $240.2 million. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates which could affect the fair value of mortgage loans held for sale and outstanding commitments to originate residential mortgage loans for resale.
     The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans at March 31, 2010 resulted in an unrealized gain of $1.2 million which was recorded as a component of mortgage banking income in the consolidated statements of income.
Counterparty Credit Risk and Collateral
     Entering into derivative contracts potentially exposes Synovus to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Synovus assesses the credit risk of its counterparties regularly, monitoring publicly available credit rating information as well as other market based or, where applicable, customer specific credit metrics. Collateral requirements are determined via policies and procedures and in accordance with existing agreements. Synovus minimizes credit risk by dealing with highly rated counterparties and by obtaining collateral as required by policy. Management closely monitors credit conditions within the customer swap portfolio. Credit related fair value adjustments are recorded against the asset value of the derivative as deemed necessary based upon an analysis which includes consideration of the current asset value of the swap, customer credit rating, collateral value, and current economic conditions.
Collateral Contingencies
     Certain of Synovus’ derivative instruments contain provisions that require Synovus to maintain an investment grade credit rating from each of the major credit rating agencies. When Synovus’ credit rating fall below investment grade, these provisions allow the counterparties of the derivative instrument to request immediate termination or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. During the second quarter of 2009, Moody’s and Standard and Poor’s downgraded Synovus and its subsidiary banks’ rating to below investment grade. Due to these downgrades, Synovus was required to post additional collateral against these positions. As of March 31, 2010, collateral of $140.1 million, in the form of cash and U.S. government issued securities, has been pledged to fully collateralize these derivative liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2010 was $104.3 million.

Notes to Consolidated Financial Statements (Unaudited)
     The impact of derivatives on the balance sheet at March 31, 2010 and 2009 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
		March 31,			March 31,
	Balance Sheet			Balance Sheet
(in thousands)	Location	2010	2009	Location	2010	2009
Derivatives Designated as Hedging Instruments
Interest rate contracts:
Fair value hedges	Other assets	$507	27,623	Other liabilities	$—	—
Cash flow hedges	Other assets	17,395	59,079	Other liabilities	—	—

Total derivatives designated as hedging instruments		$17,902	86,702		$—	—

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Other assets	$88,981	179,871	Other liabilities	$91,391	188,832
Mortgage derivatives	Other assets	1,182	2,805	Other liabilities(1)	(1,166)	3,724
Other contract	Other assets	—	—	Other contract	12,909	—

Total derivatives not designated as hedging instruments		$90,163	182,676		$103,134	192,556

Total derivatives		$108,065	269,378		$103,134	192,556

(1)	As of March 31, 2010, the fair value of commitments to sell mortgage loans resulted in an unrealized gain of $1.2 million. Said amount was reflected as a contra-liability as of March 31, 2010.

     The effect of cash flow hedges on the consolidated statements of income for the three months ended March 31, 2010 and 2009 is presented below.

	Amount of Gain (Loss)		Location of	Amount of Gain (Loss)
	Recognized in OCI on		Gain (Loss)	Reclassified from OCI		Location of	Amount of Gain (Loss)
	Derivative		Reclassified	into Income		Gain (Loss)	Recognized in Income
	Effective Portion		from OCI	Effective Portion		Recognized	Ineffective Portion
	Three Months Ended		into Income	Three Months Ended		in Income	Three Months Ended
	March 31,		Effective	March 31,		Ineffective	March 31,
(in thousands)	2010	2009	Portion	2010	2009	Portion	2010	2009
			Interest			Other
Interest rate			Income			Non-Interest
contracts	$511	1,986	(Expense)	$(5,430)	6,016	Income	$(11)	(209)

Notes to Consolidated Financial Statements (Unaudited)
     The effect of fair value hedges on the consolidated statements of income for the three months ended March 31, 2010 and 2009 is presented below.

	Derivative			Hedged Item
		Amount of Gain (Loss)			Amount of Gain (Loss)
	Location of	Recognized in Income		Location of	Recognized in Income
	Gain (Loss)	on Derivative		Gain (Loss)	On Hedged Item
	Recognized in	Three Months Ended		Recognized in	Three Months Ended
	Income on	March 31,		Income on	March 31,
(in thousands)	Derivative	2010	2009	Hedged Item	2010	2009
Derivatives Designated in Fair Value Hedging Relationships
Interest rate contracts(1)	Other Non- Interest Income	$(484)	(10,858)	Other Non- Interest Income	$480	11,103

Total		$(484)	(10,858)		$480	11,103

Derivatives Not Designated as Hedging Instruments
Interest rate contracts(2)	Other Non-Interest Income (Expense)	$(1,619)	(7,629)
Mortgage derivatives(3)	Mortgage Revenues	271	168

Total		$(1,348)	(7,461)

(1)	Gain (loss) represents fair value adjustments recorded for fair value hedges designated in hedging relationships and related hedged items.

(2)	Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.

(3)	Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans.

Note 13 - Share-Based Compensation
General Description of Share-Based Plans
     Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. At March 31, 2010, Synovus had a total of 21,201,764 shares of its authorized but unissued common stock reserved for future grants under the 2007 Omnibus Plan. The Plan permits grants of share-based compensation including stock options, non-vested shares, and restricted share units. The grants generally include vesting periods ranging from three to five years and contractual terms of ten years. Stock options are granted at exercise prices which equal the fair market value of a share of common stock on the grant-date. Non-vested shares and restricted share units are awarded at no cost to the recipient upon their grant. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions.
Share-Based Compensation Expense
     Synovus’ share-based compensation costs are recorded as a component of salaries and other personnel expense in the consolidated statements of income. Share-based compensation expense for awards is recognized net of estimated forfeitures for plan participants on a straight-line basis over the shorter of the vesting period or the period until reaching retirement eligibility. The vesting period for awards containing vesting criteria in addition to service is based on an expected date for attainment of all vesting requirements. Total share-based compensation expense was $2.3 million and $2.7 million for the three months ended March 31, 2010 and March 31, 2009, respectively.

Notes to Consolidated Financial Statements (Unaudited)
Stock Option Awards
     During the three months ended March 31, 2010, Synovus granted an aggregate amount of 3,442,586 options to purchase shares of Synovus’ common stock to certain key Synovus employees at an exercise price of $2.80. At March 31, 2010, there were 28,845,385 options to purchase shares of Synovus’ common stock outstanding with a weighted-average exercise price of $10.21.
Non-Vested Shares and Restricted Share Units
     During the three months ended March 31, 2010, Synovus awarded an aggregate amount of 844,205 restricted share units to certain key employees of Synovus. The restricted stock unit awards have a service component, a performance component and a TARP-related component for vesting. The weighted average grant-date fair value of the awarded stock units was $2.80. At March 31, 2010, there were 1,055,089 non-vested Synovus shares and restricted share units outstanding with a weighted average grant date fair value of $6.79.
     In addition, 12,677 non-transferable non-vested shares of Synovus’ common stock and 6,135 non-vested shares of TSYS common stock were awarded to a key Synovus executive from a 2005 authorized grant of 63,386 shares under a performance vesting schedule during the three-month period ended March 31, 2010 with a grant-date fair value of $10.95.
Note 14 - Variable Interest Entities
     Effective January 1, 2010, Synovus adopted the provisions of ASU 2009-17, Consolidation (Topic 810)-Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The amendments in this update are the result of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” ASU 2009-17 amendment ASC 810 to revise the criteria for determining the primary beneficiary of a variable interest entity (VIE). The updated provisions of ASC 810 clarify that a VIE exists when the equity investors as a group lack either the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, the obligation to absorb the expected losses of the entity, or the right to receive the expected residual returns of the entity, or when the equity investors as a group do not have sufficient equity at risk for the entity to finance its activities by itself. A variable interest is a contractual, ownership or other interest that changes with changes in the fair value of the VIE’s net assets exclusive of variable interests. Under ASC 810, as amended, Synovus is deemed to be the primary beneficiary and required to consolidate a VIE if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant. ASC 810, as amended, requires continual reconsideration of conclusions reached regarding which interest holder is a VIE’s primary beneficiary.
     Prior to the adoption of the provisions of ASU 2009-17, Synovus was deemed to be the primary beneficiary and required to consolidate a VIE if it had a variable interest that would absorb the majority of the VIE’s expected losses, receive the majority of expected residual returns, or both. A VIE existed when equity investors did not have the characteristics of a controlling financial interest or did not have sufficient equity at risk for the entity to finance its activities by itself. Expected losses and expected residual returns were measures of variability in the expected cash flow of a VIE. Reconsideration of conclusions reached regarding which interest holder was a VIE’s primary beneficiary was required only upon the occurrence of certain specified events.
     Synovus’ involvement with VIEs is discussed below. Synovus consolidates VIEs for which it is deemed the primary beneficiary.

Notes to Consolidated Financial Statements (Unaudited)
Consolidated Variable Interest Entities
     Rabbi Trusts - Synovus has established certain rabbi trusts related to deferred compensation plans offered to its employees. Synovus contributes employee cash compensation deferrals to the trusts and directs the underlying investments made by the trusts. The assets of these trusts are available to creditors of Synovus only in the event that Synovus becomes insolvent. These trusts are considered VIEs because either there is no equity at risk in the trusts or because Synovus provided the equity interest to its employees in exchange for services rendered. Synovus is considered the primary beneficiary of the rabbi trusts as it has the ability to direct the underlying investments made by the trusts, the activities that most significantly impact the economic performance of the rabbi trusts. Synovus includes the assets of the rabbi trusts and a corresponding liability for the associated benefit obligation in its consolidated balance sheet. At March 31, 2010, the aggregate amount of rabbi trust assets and benefit obligation was $10.6 million, and is included as a component of other assets and other liabilities in Synovus’ consolidated balance sheet, respectively.
Non-consolidated Variable Interest Entities
     Low Income Housing Tax Credit Partnerships - Synovus, and its subsidiary banks, make equity investments as a limited partner in various partnerships which are engaged in the development and operation of affordable multi-family housing utilizing the Low Income Housing Tax Credit (LIHTC) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to earn a return on the investment and to support community reinvestment initiatives of Synovus’ subsidiary banks. The activities of these LIHTC partnerships are limited to development and operation of multi-family housing that is leased to qualifying residential tenants. These partnerships are generally located in Southeastern communities where Synovus has a banking presence, and are considered VIEs because Synovus, as the holder of an equity investment at risk, does have voting or similar rights and does not participate in the management or direct the operations of the partnerships (activities which affect the success of the partnerships). Synovus provides construction lending for certain of the LIHTC partnerships in which it also has an equity investment. Synovus is at risk for the amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan, but has no obligation to fund the operations or working capital of the partnerships. The general partners of these partnerships are considered the primary beneficiaries because they are charged with management responsibility which give them the power to direct the activities that most significantly impact the financial performance of the partnerships, and they are exposed to losses beyond Synovus’ equity investment. At March 31, 2010, the aggregate carrying value of Synovus’ investments in LIHTC partnerships was $17.4 million and the cumulative amount of equity investments was $28.0 million. Synovus uses the equity method of accounting for these investments, which are included as a component of other assets on Synovus’ consolidated balance sheet.
     Historic Rehabilitation Partnerships - Synovus, and its subsidiary banks, make equity investments as a limited partner in various partnerships which are engaged in the preservation, renovation and rehabilitation of historic structures and the subsequent operation those structures as commercial properties or multi-family housing. Tax credit incentives are awarded based on a percentage of certified rehabilitation costs under Section 1.48-112 of the Internal Revenue Code. The purpose of these investments is to earn a suitable return on the investment and to support community reinvestment initiatives of Synovus’ subsidiary banks. The activities of these historic rehabilitation partnerships are limited to preservation and rehabilitation of historic structures, and operation of those structures for leasing to commercial or residential tenants. These partnerships are generally located in Southeastern communities where Synovus has a banking presence, and are considered VIEs because Synovus, as the holder of an equity investment at risk, does have voting or similar rights and does not participate in the management or direct the operations of the partnerships (activities which affect the success of the partnerships). Synovus provides construction lending for certain of the LIHTC partnerships in which it also has an equity investment. Synovus is at risk for the amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan, but has no obligation to fund the operations or working capital of the partnerships. The general partners of these partnerships are considered the primary beneficiaries because they are charged with management responsibility which give them the power to direct the activities that most significantly impact the financial performance of the partnerships, and they are exposed to losses

Notes to Consolidated Financial Statements (Unaudited)
beyond Synovus’ equity investment. At March 31, 2010, the aggregate carrying value of Synovus’ investments in historic rehabilitation partnerships was $2.8 million and the cumulative amount of equity investments was $9.0 million. Synovus uses the equity method of accounting for these investments, which are included as a component of other assets on Synovus’ consolidated balance sheet.
     Certain Troubled Commercial Loans - For certain troubled commercial loans, Synovus restructures the terms of the borrower’s debt in an effort to increase the probability of receipt of amounts contractually due. A troubled debt restructuring generally requires consideration of whether the borrowing entity is a VIE as economic events have proven that the entity’s equity is not sufficient to permit it to finance its activities without additional subordinated financial support or a restructuring of the terms of its financing. As Synovus does not have the power to direct the activities that most significantly impact such troubled commercial borrowers’ operations, it is not considered the primary beneficiary even in situations where, based on the size of the financing provided, Synovus is exposed to potentially significant benefits and losses of the borrowing entity. Synovus has no contractual requirements to provide financial support to the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt that allows for preparation of the underlying collateral for sale. At March 31, 2010, loans, net of unearned income, in Synovus’ balance sheet included troubled debt restructurings with in aggregate amount of $692.0 million.
Note 15 - Income Taxes
     Synovus’ income tax returns are subject to review and examination by federal, state, and local taxing jurisdictions. Currently, there are no years for which a federal income tax return is under examination by the IRS. However, certain state income tax examinations are currently in progress. Although Synovus is unable to determine the ultimate outcome of these examinations, Synovus believes that current income tax accruals are adequate for any uncertain income tax positions relating to these jurisdictions. The tax accruals were determined in accordance with sections 25 and 40 of ASC 740-10 and ASC 835-10-60-14 regarding accounting for uncertainty in income taxes as described in ASC 740-10-05-6. Adjustments to accruals are made when necessary to reflect a change in the probability outcome.
     A reconciliation of the beginning and ending amount of unrecognized income tax benefits is presented below. (Unrecognized state income tax benefits are not adjusted for the federal income tax impact.)

	Three Months Ended March 31,
(in thousands)	2010	2009
Balance at January 1,	$7,274	8,021
First quarter activity:
Additions based on tax positions related to current year	48	46
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(168)	(94)
Settlements	(75)	—

Net, first quarter activity	(195)	(48)

Balance at March 31,	7,079	7,973

     Accrued interest and penalties related to unrecognized income tax benefits are included as a component of income tax expense (benefit). The amount of accrued interest and penalties on unrecognized income tax benefits totaled $1.5 million as of January 1 and March 31, 2010. The total amount of unrecognized income tax benefits as of January 1 and March 31, 2010 that, if recognized, would affect the effective income tax rate is $5.7 million and $5.6 million (net of the federal benefit on state income tax issues), respectively, which includes interest and penalties of $958 thousand and $956 thousand, respectfully. Synovus expects that approximately $1.3 million of uncertain income tax positions will be either settled or resolved during the next twelve months.
     Under provisions of ASC 740-30-25, companies are required to assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available

Notes to Consolidated Financial Statements (Unaudited)
evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. Primarily as a result of increased credit losses, Synovus reached a three-year cumulative pre-tax loss position during the three months ended June 30, 2009. Cumulative losses in recent years are considered significant negative evidence which is difficult to overcome in assessing the realizability of a deferred tax asset. As a result, beginning with the second quarter of 2009, Synovus no longer considers future taxable income in determining the realizability of its deferred tax assets. Synovus’ estimate of the realization of its deferred tax assets is solely based on future reversals of existing taxable temporary differences and currently available tax planning strategies.
     Synovus increased its deferred tax asset valuation allowance by $105 million during the three months ended March 31, 2010 for a total valuation allowance of $548 million at March 31, 2010 (net of the federal benefit on state income taxes). At March 31, 2010, management concluded that $10.0 million of its net deferred tax assets would be realized. This amount of net deferred tax assets is based on actual separate entity state income tax liabilities and tax planning strategies.
     A reconciliation of the beginning and ending amount of the valuation allowance recorded against deferred tax assets is as follows:

(in thousands)	2010	2009
Balance at January 1,	$443,332	5,068
Increase in valuation allowance	105,079	3,327

Balance at March 31,	$548,411	8,395

     ASC 740-20-2 requires total income tax expense or benefit to be allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income and items charged directly to shareholders’ equity. This allocation is referred to as intra-period tax allocation. Under ASC 740-20-45-8, the amount allocated to continuing operations is the income tax effect of the pre-tax income or loss from continuing operations during the quarter, plus or minus the tax effects of (a) changes in circumstances that cause a change in judgment about the realization of deferred tax assets in future years, (b) changes in income tax laws or rates and (c) changes in income tax status, and certain tax deductible dividends charged to retained earnings. ASC 740-20-45-7 provides an exception to the general principle of intra-period tax allocation to continuing operations. This exception applies when there is a loss from continuing operations and income from items outside of continuing operations that must be considered for interim reporting periods. This exception requires that income from discontinued operations, extraordinary items and items charged or credited directly to other comprehensive income be considered in determining the amount of tax benefit that results from a loss in continuing operations. This exception applies to the allocation of the current year tax provision only and does not change the total amount of tax provision.
     Management’s estimate of the pre-tax loss for the year, any reduction in the valuation allowance, and other factors could impact the actual effective tax rate for continuing operations. The effective tax rate for continuing operations for the year ending December 31, 2010 will also be impacted by state income taxes in jurisdictions where there are profitable subsidiaries filing separate entity or consolidated income tax returns as well as intra-period tax allocations.

Notes to Consolidated Financial Statements (Unaudited)
Note 16 - Recently Adopted Accounting Pronouncements
     Effective January 1, 2010, Synovus adopted the provisions of ASU 2009-16, Transfers and Servicing (Topic 860)-Accounting for Transfers of Financial Assets. ASU 2009-16 removes the concept of a qualifying special-purpose entity from ASC 860 and removes the exception from applying ASC 810 provisions for consolidation of variable interest entities to qualifying special-purpose entities. ASU 2009-16 clarifies that the objective of ASC 860-10-40-4 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. ASU 2009-16 modifies the financial-components approach used in ASC 860 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement. The special provisions of ASC 860 and ASC 948-10, Financial Services-Mortgage Banking, for guaranteed mortgage securitizations are removed to require those securitizations to be treated the same as any other transfer of financial assets within the scope of ASC 860, as amended by ASU 2009-16. If the transfer does not meet the requirements for sale accounting, the securitized mortgage loans should continue to be classified as loans in the transferor’s statement of financial position. ASU 2009-16 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The impact of adoption was not material to Synovus’ financial position, results of operations, or cash flows.
     Effective January 1, 2010, Synovus adopted the provisions of ASU 2009-17, Consolidation (Topic 810)-Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The amendments in this update are the result of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” The FASB expects ASU 2009-17 to improve financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46), as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under FIN 46 do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The impact of adoption was not material to Synovus’ financial position, results of operations, or cash flows.
     Effective January 1, 2010, Synovus adopted certain of the new disclosure requirements of Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosures–Overall, to add a new requirement to disclose details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers. The ASU clarifies that fair value disclosure of assets and liabilities should be by class rather than major category, and further clarifies that reporting entities must disclose the valuation techniques and inputs used in determining the fair value of each class of assets and liabilities. This clarifies that the existing disclosure requirement of ASC 820 applies to Level 2 as well as Level 3 measurements. Further, for recurring measurements, it clarifies that disclosure of the inputs used is required. This Update also requires the gross presentation of activity within the Level 3 roll forward, presenting separately information about purchases, sales, issuances, and settlements. However, this particular disclosure requirement will not be effective for Synovus until the first annual reporting period that begins after December 15, 2010, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is permitted.

Notes to Consolidated Financial Statements (Unaudited)
     Effective January 1, 2010, Synovus adopted the provisions of ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820)-Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent). This ASU provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this ASU permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this ASU on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this ASU also require disclosures by major category of investment about the attributes of investments within the scope of amendments in this ASU. The impact of adoption was not material to Synovus’ financial position, results of operations, or cash flows.

ITEM 2 - MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Forward-Looking Statements
     Certain statements made or incorporated by reference in this report which are not statements of historical fact, including those under Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, constitute forward-looking statements within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended, (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements include statements with respect to Synovus’ beliefs, plans, objectives, goals, targets, expectations, anticipations, assumptions, estimates, intentions, and future performance and involve known and unknown risks, many of which are beyond Synovus’ control and which may cause Synovus’ actual results, performance, or achievements or the commercial banking industry or economy generally, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.
     All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus’ use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “should,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus’ future business and financial performance and/or the performance of the commercial banking industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this report. Many of these factors are beyond Synovus’ ability to control or predict. These factors include, but are not limited to:
(1)	competitive pressures arising from aggressive competition from other financial service providers;

(2)	further deteriorations in credit quality, particularly in residential construction and commercial development real estate loans, may continue to result in increased non-performing assets and credit losses, which could adversely impact Synovus’ earnings and capital;

(3)	declining values of residential and commercial real estate may result in further write-downs of assets and realized losses on disposition of non-performing assets, which may increase credit losses and negatively affect Synovus’ financial results;

(4)	continuing weakness in the residential real estate environment, which may negatively impact Synovus’ ability to liquidate non-performing assets;

(5)	the impact on Synovus’ borrowing costs, capital costs, and liquidity due to further adverse changes in Synovus’ credit ratings;

(6)	the risk that Synovus’ allowance for loan losses may prove to be inadequate or may be negatively affected by credit risk exposures;

(7)	Synovus’ ability to manage fluctuations in the value of Synovus’ assets and liabilities to maintain sufficient capital and liquidity to support operations;

(8)	the concentration of Synovus’ non-performing assets by loan type, in certain geographic regions and with affiliated borrowing groups;

(9)	the risk of additional future losses if the proceeds received upon the liquidation of assets are less than the carrying value of such assets;

(10)	changes in the interest rate environment which may increase funding costs or reduce earning assets yields, thus reducing margins;

(11)	restrictions or limitations on access to funds from subsidiaries and potential obligations to contribute additional capital to subsidiaries, which may restrict Synovus’ ability to make payments on its obligations or dividend payments;

(12)	future availability and cost of capital and liquidity on favorable terms, if at all;

(13)	changes in accounting standards or applications and determinations made thereunder;

(14)	slower than anticipated rates of growth in non-interest income and increased non-interest expense;

(15)	changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which Synovus is perceived in such markets, including a further reduction in Synovus’ debt ratings;

(16)	the risk that the recoverability of the deferred tax asset balance may extend beyond 2010;

(17)	the strength of the U.S. economy in general and the strength of the local economies and financial markets in which operations are conducted may be different than expected;

(18)	the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board;

(19)	inflation, interest rate, market and monetary fluctuations;

(20)	the impact of proposed financial reform legislation and other recent and proposed changes in governmental policy, laws and regulations, including proposed and recently enacted changes in the regulation of banks and financial institutions, or the interpretation or application thereof, including restrictions, increased capital requirements, limitations and/or penalties arising from banking, securities and insurance laws, regulations and examinations;

(21)	the risk that Synovus will not be able to complete the proposed consolidation of the subsidiary banks or, if completed, realize the anticipated benefits of the proposed consolidation;

(22)	the impact on Synovus’ financial results, reputation and business if Synovus is unable to comply with all applicable federal and state regulations and applicable memoranda of understanding, other supervisory actions and any necessary capital initiatives;

(23)	the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto;

(24)	the volatility of Synovus’ stock price;

(25)	the impact on the valuation of Synovus’ investments due to market volatility or counterparty payment risk;

(26)	the risks that Synovus may be required to seek additional capital to satisfy applicable regulatory capital standards and pressures or supervisory actions in addition to the capital realized through the execution of Synovus’ 2010 capital plan announced on April 26, 2010;

(27)	the risk that, if economic conditions worsen or regulatory capital requirements for subsidiary banks are modified, Synovus may be required to seek additional liquidity at the holding company from external sources;

(28)	the costs of services and products to Synovus by third parties, whether as a result of financial condition, credit ratings, the way Synovus is perceived by such parties, the economy or otherwise;

(29)	the risk that Synovus could have an “ownership change” under Section 382 of the Internal Revenue Code, which could impair the ability to timely and fully utilize Synovus’ net operating losses and built-in losses that may exist when such “ownership change” occurs; and

(30)	other factors and other information contained in this document and in other reports and filings that Synovus makes with the SEC under the Exchange Act, including, without limitation, under the caption “Risk Factors”.
     For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Risk Factors” and other information of Synovus’ annual report on Form 10-K/A for the year ended December 31, 2009 (Synovus’ 2009 10-K) and other periodic filings, including quarterly reports on Form 10-Q and Synovus’ April 26 8-K, that Synovus files with the SEC, including the current report on form 8-K filed on April 26, 2010 (Synovus’ April 26 8-K). All written or oral forward-looking statements that are made by or are attributable to Synovus are expressly qualified by this cautionary notice. Undue reliance on any forward-looking statements should not be placed given that those statements speak only as of the date on which the statements are made. Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of new information or unanticipated events, except as may otherwise be required by law.

Management’s Discussion and Analysis
About Synovus
     Synovus Financial Corp. (Parent Company) is a financial services holding company based in Columbus, Georgia, with approximately $32 billion in assets. Synovus provides integrated financial services including banking, financial management, insurance, mortgage, and leasing services through 30 wholly-owned subsidiary banks and other Synovus offices in Georgia, Alabama, South Carolina, Tennessee, and Florida. At March 31, 2010, Synovus’ banks ranged in size from $244.6 million to $7.79 billion in total assets.
Executive Summary
     The following narrative summarizes the significant trends affecting Synovus’ results of operations and financial condition for the three months ended March 31, 2010. This overview supplements, and should be read in conjunction with, the condensed consolidated financial statements of Synovus and the notes thereto contained elsewhere in this report and in Synovus’ 2009 10-K.
Industry Overview
     While certain economic indicators have begun to reflect improvement in the United States economy, there remains uncertainty with respect to the rate and duration of the recovery, and whether these improvements will be sustainable. The first three months of 2010 continue to reflect heightened levels of credit costs and non-performing assets, although the rate of negative credit quality migration has begun to ease. The level of credit costs and non-performing assets is expected to decline over time, with the pace improving later in 2010 and 2011. Liquidity in debt markets has improved for credit worthy borrowers; however, the demand for new loans is weak and many borrowers have been reducing their borrowings under existing credit facilities where possible. The Federal Reserve Bank (Federal Reserve) remains committed for now to maintain interest rates at historically low levels. The federal funds rate set by the Federal Reserve has remained at 0.25% since December 2008. If the Federal Reserve raises interest rates, it could further decrease demand for new loans.
     During the extended period of economic downturn, a number of financial institutions have undertaken strategic initiatives to strengthen their capital in consideration of the adverse impact on capital which resulted from unprecedented levels of credit losses, and heightened levels of non-performing assets, charge-offs, and foreclosures.
Strategic Initiatives
     During 2009 and 2010, Synovus has taken a number of steps in an effort to position itself to emerge from the current economic crisis as a stronger organization:
•    Capital position - Synovus announced and executed a number of capital initiatives to bolster its capital position against further credit deterioration and to provide additional capital as it pursues an aggressive asset disposition strategy. Through a combination of a public equity offering, liability management, and strategic dispositions, Synovus added approximately $644 million of Tier 1 capital in 2009. Additionally, on March 31, 2010, Synovus completed the sale of its merchant services business which resulted in a pre-tax gain of $69.5 million. Synovus disclosed that it continued to identify, consider, and pursue additional strategic initiatives to bolster its capital position, including potential capital market transactions, additional liability management initiatives, and certain non-dilutive transactions (the Capital Plan). Synovus noted that it was exploring these strategic initiatives in response to, among other factors, regulatory expectations, evolving industry capital standards, and a challenging economic environment. On May 4, 2010, Synovus completed the public offerings described below, which generated aggregate net proceeds of $1.1 billion.
o	a public offering of 293,250,000 shares of Synovus’ common stock, which generated net proceeds of approximately $768.9 million, and

o	a public offering of 13,800,000 tangible equity units (tMEDS), which generated net proceeds of approximately $333.7 million.

Management’s Discussion and Analysis
•     Risk management - During 2009, Synovus completed the centralization of a number of key functions, including credit and loan review, deposit operations, loan operations, procurement and facilities management. These changes emphasize a one-company view of Synovus’ operating structure and reduce the risks of managing these complex internal functions.
•     Aggressive management of credit issues - Synovus has taken a proactive approach to recognition and disposition of problem assets. During 2009, Synovus announced and executed an aggressive strategy to dispose of non-performing assets and manage its credit quality. Synovus disposed of an aggregate $1.18 billion of non-performing assets in 2009, and, in the first quarter of 2010, continued with the disposition of an additional $271 million of non-performing assets. The total allowance and cumulative write-downs on non-performing assets as a percentage of unpaid principal balance at March 31, 2010 was approximately 49%.
•     Deposit growth - Synovus believes that its deposits remain a strength of its business. At March 31, 2010, total deposits were $27.18 billion. Synovus continues to focus on improving the mix of its deposits. At March 31, 2010, non-interest bearing deposits, or DDAs, were $4.4 billion, a 15% increase compared to March 31, 2009. In addition, total non-CD deposits, excluding national market brokered money market accounts, as of March 31, 2010 were $15.2 billion, an increase of 7.8% compared to March 31, 2009.
•    Focus on expense control - Synovus controlled expenses and reduced fundamental non-interest expense by over $50 million during 2009. Fundamental non-interest expense, which excludes other credit costs, FDIC insurance expense, and restructuring charges, was down $6.1 million for the three months ended March 31, 2010 as compared to the same period in the prior year. See Non-GAAP Financial Measures in this report. The total number of employees at March 31, 2010 was 6,396, down 324, or 5.1%, from March 31, 2009.
     There can be no assurance that Synovus will realize the anticipated benefits of its strategic initiatives, including the Capital Plan, or that its regulators will be satisfied with such initiatives and plan and will not require Synovus to take further action. See “Risk Factors” in Synovus’ 2009 10-K and Synovus’ April 26 8-K.
Charter Consolidation
     In January 2010, Synovus announced its intention to transition from 30 subsidiary banks with 30 individual charters to a single subsidiary bank with a single charter, pending receipt of all required regulatory approvals. Synovus believes that this legal change in charter structure will:
•	simplify regulatory oversight;

•	improve capital efficiency;

•	enhance risk management;

•	increase opportunities for efficiency; and

•	better position Synovus to emerge stronger from the current economic downturn.
     The announced charter consolidation is only a change in the legal structure of Synovus’ organization and does not change the relationship-banking business model. Synovus presently expects to complete the consolidation of bank charters into a single charter in the second quarter of 2010, subject to receipt of the required regulatory approvals. See “Risk Factors” in Synovus’ 2009 10-K and Synovus’ April 26 8-K.

Management’s Discussion and Analysis
Key Financial Performance Indicators
     In terms of how Synovus measures success in its business, the following are key financial performance indicators:

• Capital Strength	• Expense Management
• Liquidity	• Core Deposit Growth
• Credit Quality	• Loan Growth
• Net Interest Margin	• Fee Income Growth
     The net loss for the three months ended March 31, 2010 was $215.7 million, or $0.47 per common share. The first quarter results include a $43 million after-tax gain from the sale of Synovus’ merchant services business. Total credit costs (including provision for losses on loans, losses on ORE, reserve for unfunded commitments and charges related to other loans held for sale) for the three months ended March 31, 2010 were $394.5 million, including provision for losses on loans of $340.9 million and costs related to foreclosed real estate of $45.5 million. Allowances and cumulative write-downs on all remaining non-performing assets were approximately 49% of unpaid principal balances at March 31, 2010 as compared to 45% at December 31, 2009. Problem asset dispositions remained on track at $271 million in sales for the first quarter of 2010.
     Pre-tax, pre-credit costs income (which excludes provision for losses on loans, other credit costs, and certain other items), was $119.3 million, down $7.9 million from the first quarter of 2009. See Non-GAAP Financial Measures in this report. The net interest margin increased 34 basis points to 3.39% compared to the first quarter of 2009. The net interest margin in the first quarter was impacted by a net decrease in loans outstanding, an excess liquidity position, and the negative impact of non-performing assets. Excluding the negative impact of non-performing assets, the net interest margin increased 39 basis points to 3.77% compared to the first quarter of 2009. See Non-GAAP Financial Measures in this report.
     Core deposits of $22.5 billion grew slightly (2.6% annualized) compared to December 31, 2009 and were relatively flat as compared to March 31, 2009. See Non-GAAP Financial Measures in this report. The mix of core deposits continued to improve with non-interest bearing demand deposits and money market accounts replacing higher priced time deposits.
     Fundamental non-interest expense (non-interest expense excluding other credit costs, FDIC insurance expense, restructuring charges, Visa litigation (recovery) expense, and goodwill impairment charges) of $182.7 million was down $6.1 million, or 3.2% from the first quarter of 2009. See Non-GAAP Financial Measures in this report. Reduced salaries and other personnel expense contributed significantly to the reduced expenses. Total employees (6,396 at March 31, 2010) were flat compared to year end 2009 and down 324 or 5.1% from the first quarter of 2009.

Management’s Discussion and Analysis
     A summary of Synovus’ financial performance for the three months ended March 31, 2010 and 2009 is set forth in the table below.

Financial Performance Summary
	Three Months Ended
	March 31,
(in thousands, except per share data) (percentages annualized)	2010	2009	Change
Net interest income	$248,867	243,239	2.3%
Provision for losses on loans	340,948	290,437	17.4
Non-interest income	69,698	84,385	(17.4)
Non-interest expense	252,797	261,039	(3.2)
Fundamental non-interest expense (1)(2)	182,680	188,733	(3.2)
Loss from continuing operations before income taxes	(275,180)	(223,852)	(22.9)
Pre-tax, pre-credit costs income(1)	119,330	127,220	(6.2)
Net loss from continuing operations	(258,843)	(137,944)	(87.6)
Income from discontinued operations, net of tax	43,161	1,215	nm
Net loss	(215,682)	(136,729)	(57.7)
Net loss attributable to controlling interest	(215,473)	(136,672)	(57.7)
Diluted earnings (loss) per common share (EPS):
Net loss from continuing operations available to common shareholders	(0.56)	(0.46)	(20.9)
Net loss available to common shareholders	(0.47)	(0.46)	(2.6)

			Sequential			Year Over
	March 31,	December 31,	Quarter		March 31,	Year
	2010	2009	Change		2009	Change
Loans, net of unearned income	$24,417,164	25,383,068	(3.8)%		$27,730,272	(11.9)%
Non-performing assets	1,842,937	1,831,399	0.6%		1,725,266	6.8%
Total deposits	27,180,048	27,433,533	(3.7)%		27,947,986	(2.7)%
Core deposits (1)	22,303,193	22,613,900	(1.4)%		22,716,235	(1.8)%

Net interest margin (quarter)	3.39%	3.25%	14	bp	3.05%	34	bp
Non-performing assets ratio	7.46	7.14	32	bp	6.15	131	bp
Past due over 90 days	0.15	0.08	7	bp	0.11	4	bp
Net charge-off ratio (quarter)	5.05	5.58	(53	)bp	3.53	152	bp

Tier 1 capital	$2,494,790	2,721,287	(8.3)%		$3,454,987	(27.8)%
Tier 1 common equity	1,554,290	1,782,998	(12.8)%		2,523,119	(38.4)%
Total risk-based capital	3,357,637	3,637,712	(7.7)%		4,440,572	(24.4)%
Tier 1 capital ratio	9.68%	10.16%	(48	)bp	11.06%	(138	)bp
Tier 1 common equity ratio	6.03	6.66	(63	)bp	8.08	(205	)bp
Total risk-based capital ratio	13.03	13.58	(55	)bp	14.22	(119	)bp
Total common shareholders’ equity to total assets	5.20	5.86	(66	)bp	7.86	(266	)bp
Tangible common equity to tangible assets (1)	5.08	5.74	(66	)bp	7.70	(262	)bp
Tangible common equity to risk-weighted assets (1)	6.39	7.03	(64	)bp	8.51	(212	)bp
(1)	See reconciliation of Non-GAAP Financial Measures in this report.

(2)	Fundamental non-interest expense is comprised of total non-interest expense less other credit costs, FDIC insurance expense, and restructuring charges.
bp = basis point
nm = not meaningful

Critical Accounting Policies
     The accounting and financial reporting policies of Synovus conform to GAAP and to general practices within the banking and financial services industries. Synovus has identified certain of its accounting policies as “critical accounting policies”. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. The application of these policies has a significant impact on Synovus’ financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are applied in the application of these policies.
     Synovus’ critical accounting policies are described within Management’s Discussion and Analysis in Synovus’ 2009 10-K. There have been no material changes to Synovus’ critical accounting policies, estimates and assumptions, or the judgments affecting the application of these estimates and assumptions in 2010.

Management’s Discussion and Analysis
Shareholders’ Equity
Preferred Stock and Warrants to Purchase Common Stock
     On December 19, 2008, Synovus issued to the United States Department of the Treasury (Treasury) 967,870 shares of Synovus’ Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value (the Series A Preferred Stock), having a liquidation amount per share equal to $1,000, for a total price of $967,870,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. Under provisions of the American Recovery and Reinvestment Act (ARRA), the Series A Preferred Stock may be redeemed at any time with the consent of the FDIC. The Series A Preferred Stock is generally non-voting. Consequences of the Series A Preferred Stock purchase include certain restrictions on payment of dividends, repurchase or redemption of Synovus’ equity or capital securities, and limits on the tax deductibility of executive compensation.
     As part of its issuance of the Series A Preferred Stock, Synovus issued the Treasury a warrant to purchase up to 15,510,737 shares of Synovus’ common stock (the Warrant) at an initial per share exercise price of $9.36. The Warrant, which expires on December 19, 2018, provides for the adjustment of the exercise price and the number of shares of Synovus’ common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Synovus’ common stock, and upon certain issuances of Synovus’ common stock at or below a specified price relative to the initial exercise price. Pursuant to the Securities Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.
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
Exchange of Subordinated Debt for Common Stock
     On November 5, 2009, Synovus completed its previously announced exchange offer (Exchange Offer) of $29,820,000 in aggregate principal amount of its outstanding 4.875% Subordinated Notes Due 2013 (the Notes). The notes exchanged in the Exchange Offer represent 12.6% of the $236,570,000 aggregate principal amount of the Notes outstanding prior to the Exchange Offer. Pursuant to the terms of the Exchange Offer, Synovus issued approximately 9.44 million shares of Synovus’ common stock as consideration for the Notes. The Exchange Offer resulted in a pre-tax gain of approximately $8.0 million which was recorded during the fourth quarter of 2009.
2010 Capital Plan Initiatives
     As announced in January 2010, Synovus committed to a plan to sell its merchant services business during the fourth quarter of 2009. The sale was completed on March 31, 2010, and Synovus recognized a gain of $69.5 million before-tax ($42.4 million after-tax) from the sale of its merchant services business. On May 4, 2010, Synovus completed the public offering of 293,250,000 shares of Synovus’ $1.00 par value common stock at $2.75 per share and 13,800,000 tMEDS with a stated value of $25.00 per unit

Management’s Discussion and Analysis
(consisting of prepaid common stock purchase contracts to be recorded as equity and junior subordinated amortizing notes to be recorded as debt) generating net proceeds of approximately $768.9 million and $333.7 million, respectively. The common stock and tMEDS offerings will be recorded during the three months ending June 30, 2010.
     In connection with the announcement of the equity offerings described above, Synovus also announced that it had formally requested the United States (Treasury) to consider the exchange of $967,870,000 in aggregate principal amount of Series A Preferred Stock for a like amount of Trust Preferred securities. If this exchange is completed, Synovus would cancel the Series A Preferred Stock, and would expect to record the new Trust Preferred securities at their currently estimated fair value of approximately $625 million. The warrants to purchase shares of Synovus’ common stock would remain outstanding. The exchange of Series A Preferred Stock for Trust Preferred securities, if successful, is expected to result in an estimated increase of $300 million in Synovus’ tangible equity, which would complement efforts to raise capital. Synovus cannot assure that it will be able to successfully complete the exchange of Synovus Series A Preferred Stock for Trust Preferred Securities on a timely basis, on favorable terms, or at all. Although Synovus has formally initiated the process for exchanging Series A Preferred Stock for Trust Preferred securities, there is no guarantee that Treasury will approve the exchange, or that Synovus will ultimately decide to execute such transaction.
Balance Sheet
     During the first three months of 2010, total assets decreased by $392.0 million. The principal components of this decrease were a $990.9 million decrease in loans, net of unearned income and allowance for loan losses, and a $359.4 million decrease in other assets which were offset in part by a $924.9 million increase in interest bearing funds with the Federal Reserve Bank. The decrease in net loans is due to a lower loan demand, charge-offs, as well as the sale of non-performing loans. The decline in other assets is mainly due to the receipt of income tax refunds that were classified as receivables at year-end.
Other Loans Held for Sale
     During the three months ended March 31, 2010 and 2009, Synovus transferred loans with a cost basis totaling $100.7 million and $40.8 million to the other loans held for sale portfolio, respectively. Synovus recognized charge-offs on these loans totaling $47.2 million and $19.5 million for the three months ended March 31, 2010 and 2009, respectively. These charge-offs, which resulted in a new cost basis of $53.4 million and $21.3 million for the loans transferred during the three months ended March 31, 2010 and 2009, respectively, were based on the estimated sales price of the loans at the time of transfer. Subsequent to their transfer to the other loans held for sale portfolio, Synovus foreclosed on certain other loans held for sale and transferred foreclosed assets of $1.3 million to other real estate during the three months ended March 31, 2009. There were no foreclosures of other loans held for sale during the three months ended March 31, 2010.
Other Real Estate
     Other real estate (ORE) consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans. The carrying value of ORE was $222.2 million and $238.8 million at March 31, 2010 and December 31, 2009, respectively. During the three months ended March 31, 2010, approximately $100.9 million of loans were foreclosed and transferred to other real estate. During the three months ended March 31, 2010 and 2009, Synovus recognized foreclosed real estate expenses of $45.5 million and $46.3 million, respectively. These costs primarily consist of charges related to declines in fair value or reductions in estimated realizable value subsequent to the date of foreclosure.

Management’s Discussion and Analysis
Loans
     The following table compares the composition of the loan portfolio at March 31, 2010, December 31, 2009, and March 31, 2009.

(dollars in thousands)	Total Loans			Total Loans
			March 31,		March 31,
			2010 vs.		2010 vs.
			December 31,		March 31,
	March 31,	December 31,	2009	March 31,	2009
Loan Type	2010	2009	% Change(*)	2009	% Change
Multi-family	$917,478	946,598	(12.5)%	$691,327	32.7%
Hotels	1,064,300	1,060,837	1.3	1,072,469	(0.8)
Office buildings	1,018,060	1,034,934	(6.6)	1,122,953	(9.3)
Shopping centers	1,126,052	1,149,245	(8.2)	1,159,863	(2.9)
Commercial development	510,340	546,055	(26.5)	730,823	(30.2)
Warehouses	521,933	556,826	(25.4)	534,252	(2.3)
Other investment property	562,088	592,937	(21.1)	729,932	(23.0)

Total Investment Properties	5,720,251	5,887,432	(11.5)	6,041,619	(5.3)

1-4 family construction	576,542	714,411	(78.3)	1,466,636	(60.7)
1-4 family perm/mini-perm	1,266,446	1,281,411	(4.7)	1,376,198	(8.0)
Residential development	1,221,026	1,334,859	(34.6)	1,931,607	(36.8)

Total 1-4 Family Properties	3,064,014	3,330,681	(32.5)	4,774,441	(35.8)

Land Acquisition	1,397,870	1,510,981	(30.4)	1,742,024	(19.8)

Total Commercial Real Estate	10,182,135	10,729,094	(20.7)	12,558,084	(18.9)

Commercial, financial, and agricultural	5,779,238	6,015,445	(15.9)	6,461,156	(10.6)
Owner-occupied	4,350,811	4,445,647	(8.7)	4,416,435	(1.5)

Total Commercial and Industrial	10,130,049	10,461,092	(12.8)	10,877,591	(6.9)

Home equity	1,695,679	1,714,994	(4.6)	1,718,918	(1.4)
Consumer mortgages	1,587,537	1,637,978	(12.5)	1,734,438	(8.5)
Credit card	284,781	294,126	(12.9)	285,099	(0.1)
Other retail loans	553,936	565,131	(8.0)	588,164	(5.8)

Total Retail	4,121,933	4,212,229	(8.7)	4,326,619	(4.7)

Unearned Income	(16,953)	(19,348)	(50.2)	(32,022)	(47.1)

Total	$24,417,164	25,383,068	(15.4)%	$27,730,272	(11.9)%

(*) Percentage changes are annualized.

     At March 31, 2010, loans outstanding were $24.42 billion, a decrease of $3.31 billion, or 11.9%, compared to March 31, 2009. On a sequential quarter basis, total loans outstanding declined by $965.9 million or 15.4% annualized. The decline in loan balances was driven by reduced demand in the commercial loan portfolio as commercial customers have a propensity to de-leverage in a weak economic environment. The decline was also impacted by charge-offs and the deliberate reduction of non-performing assets through Synovus’ aggressive asset disposition strategy.
     Total commercial real estate loans, which represent 41.7% of the total loan portfolio at March 31, 2010, were $10.18 billion, a decline of $547.0 million or 20.7% annualized from year-end 2009 and $2.38 billion or 18.9% from March 31, 2009. The commercial real estate portfolio is diversified among various property types: investment properties, 1-4 family properties, and land acquisition. The investment properties portfolio comprises 56.2% of the total commercial real estate portfolio. The investment properties portfolio has no concentrations by property type, geography, or tenants. Investment property loans are generally recourse in nature with short-term maturities (generally 3

Management’s Discussion and Analysis
years of less), allowing for restructuring opportunities which reduces vintage exposures. In addition, as part of its risk management strategy, in early 2008, Synovus placed restrictions on both hotel and shopping center lending.
     Total residential construction and development (C & D) loans (consisting of 1-4 family construction loans and residential development loans) were $1.80 billion at March 31, 2010, a decline of 49.8% annualized from December 31, 2009 and 47.1% from March 31, 2009. Total land acquisition loans were $1.40 billion, a decline of 30.4% annualized from December 31, 2009 and 19.8% from March 31, 2009. Synovus’ combined exposure on performing residential C & D and land acquisition loans has declined $360.8 million or 52.1% annualized from December 31, 2009 with the greatest dollar decline in the Atlanta market.

	March 31, 2010
		% of Total
	Residential	Residential
	C&D and Land	C&D and Land
	Acquisition	Acquisition
(dollars in thousands)	Total Loans	Portfolio
Georgia	$1,662,269	52.0%
Atlanta	699,735	21.9
Florida	446,883	14.0
South Carolina	700,262	21.9
Tennessee	58,344	1.8
Alabama	327,680	10.3

Total	$3,195,438	100.0%

     Commercial and industrial (C & I) loans, representing 41.5% of the total loan portfolio, were $10.13 billion at March 31, 2010 down $331.0 million or 12.8% annualized from December 31, 2009 and $747.5 million or 6.9% from March 31, 2009. This portfolio has diverse industry exposure. The portfolio is relationship-focused; Synovus lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. Synovus concentrates on small to middle market C & I lending, and the portfolio is disbursed across the southeast.
     Retail loans at March 31, 2010 totaled $4.12 billion, representing 16.9% of the total loan portfolio. Total retail loans decreased by 8.7% compared to March 31, 2009 and declined at an annualized rate of 16.6% since December 31, 2009 led principally by a decline in consumer mortgage and was partially offset by an increase in small business loans which are a component of other retail loans. The retail loan portfolio credit scores were updated as of December 31, 2009. There was no material migration within the retail loan portfolio. These loans are primarily extended to customers who have an existing banking relationship with Synovus. The home equity loan portfolio consists primarily of loans with strong credit scores (average beacon score of 744 at March 31, 2010) and conservative debt-to-income ratios (average debt to income of 29.0% at March 31, 2010). The utilization rate (total amount outstanding as a percentage of total available lines) of this portfolio was approximately 62% at March 31, 2010 compared to 61% a year ago.
     At March 31, 2010, Synovus had 36 loan relationships with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at March 31, 2010 was approximately $75 million.
Credit Quality
     Synovus continuously monitors credit quality and maintains an allowance for loan losses that management believes is sufficient to absorb probable and estimable losses inherent in its loan portfolio. Synovus continues to take an aggressive approach to address problem assets and reduce future exposures through an accelerated asset disposition strategy as well as aggressive recognition of expected losses on problem loans. Total allowance and cumulative write-downs on non-performing assets (NPAs) as a percentage of unpaid principal balance at March 31, 2010, were approximately 49%, up from 45% at December 31, 2009.

Management’s Discussion and Analysis
     Total non-performing assets were $1.84 billion at March 31, 2010, compared to $1.83 billion and $1.73 billion at December 31, 2009 and March 31, 2009, respectively. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate increased to 7.46% at March 31, 2010 compared to 7.14% and 6.15% at December 31, 2009 and March 31, 2009, respectively. At March 31, 2010, approximately 50.3% of total non-performing assets were in the Atlanta and South Carolina markets (31.9% and 18.3%, respectively).
     While asset quality is expected to remain stressed in the near term, Synovus presently believes that it is beginning to see stabilization of certain credit quality metrics/indicators and presently expects further improvement in 2010. The inflow of non-performing loans (NPLS) has declined each of the past four quarters with additions during the first quarter of 2010 amounting to $531.4 million, down approximately 20% from fourth quarter additions of $661.1 million and significantly down from first quarter 2009 additions of $938.6 million. Synovus has seen improvements in the NPA inflow trends within most of its portfolios. In the first quarter of 2010, the C & I portfolio had an approximate 41% decline in NPA inflows compared to the fourth quarter of 2009. Diminishing exposure within the residential C & D and land acquisition portfolios has helped to drive continued declines in NPA inflows within these categories. Combined, NPA inflows for these portfolios are down approximately 20% from the fourth quarter of 2009. The C & I, residential C & D, and land acquisition portfolios represented 16.6%, 32.2%, and 16.3%, respectively, of non-performing loans at March 31, 2010. Within commercial real estate, NPA inflows related to the investment real estate portfolio were relatively flat (an increase of approximately 2%) from the prior quarter. While management anticipates some near term pressure on NPA inflows within the investment real estate portfolio, the inflow trends are expected to remain relatively stable with improvement later in 2010. At March 31, 2010, the investment properties portfolio represented 25.3% of non-performing loans.
     The following table shows the composition of the residential C & D and land acquisition non-performing loan portfolios as of March 31, 2010. The Atlanta market represents 36% of total non-performing loans in the residential C & D and land acquisition portfolios as of March 31, 2010.

	March 31, 2010
		% of Total
	Residential	Residential
	C&D and Land	C&D and Land
	Acquisition	Acquisition
(dollars in thousands)	NPLs	NPLs
Georgia	$503,893	67.4%
Atlanta	269,750	36.1
Florida	110,496	14.8
South Carolina	90,457	12.1
Tennessee	16,726	2.2
Alabama	26,348	3.5

Consolidated	$747,920	100.0%

     Accruing restructured loans were approximately $261 million at March 31, 2010 compared to $214 million at December 31, 2009. At March 31, 2010, the allowance for loan losses allocated to these accruing restructured loans was approximately $27.1 million. The increase in accruing restructured loans since the prior quarter is directly related to the challenges commercial customers continue to face in the current economic environment and Synovus’ efforts to work with creditworthy customers to find solutions that are in the best interest of both the customer and Synovus. Such restructurings are primarily in the form of extension of terms or reduction in interest rate.
     During the first quarter of 2010, Synovus completed sales of problem assets totaling approximately $271 million as compared to sales of $331 million in the fourth quarter of 2009. Asset sales for the first

Management’s Discussion and Analysis
quarter included sales of approximately $91 million of residential real estate loans and ORE properties, $88 million of investment real estate loans and ORE properties, and $87 million of loans and ORE properties which are primarily comprised of owner occupied C & I loans and land acquisition loans. While it is very difficult to predict the volume or speed of the migration of performing loans to problem assets, and while market conditions, regulatory directives and a number of other factors may ultimately affect that migration and the attractiveness of selling problem assets, Synovus presently believes that it is on track to sell a total of $600 million in problem assets during the first and second quarters of 2010.
     Management presently believes that the allowance for loan losses is near peak levels and believes that the trend will decline beginning in the second half of the year. The allowance for loan losses at March 31, 2010 was $968.7 million, or 3.97% of total loans, compared to $943.7 million, or 3.72% of total loans, in the prior quarter. Total credit costs for the quarter ended March 31, 2010 were $394.5 million including provision for losses on loans of $340.9 million and expenses related to foreclosed real estate of $45.5 million. The credit costs were largely driven by valuation charges on new non-performing loans and existing non-performing assets, as well as charges for estimated losses on future asset dispositions. For a further discussion of the potential impact of additional credit losses on results of operations and capital, see Capital Resources and Liquidity in this report and “Risk Factors” in Synovus’ 2009 10-K and Synovus’ April 26 8-K. Management considers the current level of allowance for credit losses adequate to absorb losses inherent in the loan portfolio and unfunded commitments. Management’s determination of the adequacy of the allowance for credit losses, which is based on the factors and risk identification procedures previously discussed, requires the use of judgments and estimations that may change in the future. Changes in the factors used by management to determine the adequacy of the allowance or the availability of new information could cause the allowance for credit losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require changes in the level of the allowance based on their judgments and estimates.
Charge-Offs
     Net charge-offs for the three months ended March 31, 2010 were $316 million, an increase of $69.7 million compared to the same period a year ago and a decrease of $45.9 million compared to the fourth quarter of 2009. The charge-off ratio for the first quarter of 2010 was 5.05% annualized, compared to 5.58% annualized for the fourth quarter of 2009. The largest components of first quarter charge-offs included approximately $97 million related to fair value write-downs on existing non-performing loans, $65 million related to impairment on new non-performing loans, and $67 million related to charge-offs on loan dispositions. Management presently anticipates that the level of net charge-offs will continue to decline in future periods.
     The following tables show net charge-offs by geography and type for the three months ended March 31, 2010, December 31, 2009, and March 31, 2009. Residential construction and development loans continue to be the largest component of credit losses.

Net Charge-offs by Geography	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2010	2009	2009
Georgia	$187,015	233,032	161,486
Atlanta	66,592	102,396	99,601
Florida	34,282	61,645	35,692
South Carolina	78,934	33,945	35,651
Tennessee	7,290	17,367	5,040
Alabama	8,455	15,868	8,445

Consolidated	$315,976	361,857	246,314

Net Charge-offs by Loan Type	Three Months Ended
	March 31, 2010		December 31, 2009		March 31, 2009
		% of Average		% of Average		% of Average
	Net	Loans for	Net	Loans for	Net	Loans for
( in thousands)	Charge-offs	Quarter(*)	Charge-offs	Quarter(*)	Charge-offs	Quarter(*)
Investment properties	$77,986	5.40%	$48,557	3.39%	$16,087	1.08%
1 - 4 Family properties	96,330	12.10	140,087	16.41	113,427	9.63
Land acquisition	46,399	12.76	52,694	14.82	46,504	10.83

Total commercial real estate	220,715	8.48	241,338	9.13	176,018	5.68
Commercial and industrial	64,229	2.53	85,693	3.18	53,239	1.98
Retail	31,032	3.02	34,826	3.28	17,056	1.61

Total	$315,976	5.05%	$361,857	5.58%	$246,314	3.53%

(*) percentages annualized

Management’s Discussion and Analysis
Provision Expense and Allowance for Loan Losses
     Provision expense for the three months ended March 31, 2010 was $340.9 million, an increase of $50.5 million compared to the same period in the prior year and a decrease of $46.2 million from the prior quarter. The allowance for loan losses was $968.7 million, or 3.97% of net loans, at March 31, 2010 compared to $943.7 million, or 3.72% of net loans, at December 31, 2009 and $642.4 million or 2.32% of net loans at March 31, 2009.
     The allowance for loan losses to non-performing loans coverage was 62.79% at March 31, 2010 compared to 60.66% and 45.39% at December 31, 2009 and March 31, 2009, respectively. This ratio is impacted by collateral-dependent impaired loans, which have no allowance for loan losses as the estimated losses on these credits have been charged-off. Therefore, a more meaningful allowance for loan losses coverage ratio is the allowance to non-performing loans excluding collateral-dependent impaired loans for which there is no related allowance for loan losses which was 127.6% at March 31, 2010 compared to 124.7% at December 31, 2009 and 100.6% at March 31, 2009.
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
     The table below includes selected credit quality metrics.

	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2010	2009	2009	2009	2009
Non-performing loans(1)	$1,542,704	1,555,776	1,519,049	1,472,242	1,415,269
Impaired loans held for sale (2)	78,078	36,816	40,932	34,938	22,751
Other real estate	222,155	238,807	187,494	210,968	287,246

Non-performing assets(3)	$1,842,937	1,831,399	1,747,475	1,718,148	1,725,266

Net charge-offs - quarter	$315,976	361,857	496,777	355,222	246,316
Net charge-offs/Avg. loans - quarter (4)	5.05%	5.58	7.33	5.09	3.53
Net charge-offs - YTD	$315,976	1,460,172	1,098,315	601,538	246,316
Net charge-offs/Avg. loans - YTD (4)	5.05%	5.37	5.30	4.31	3.53
Loans over 90 days past due and still accruing	$35,491	19,938	43,816	31,018	31,316
As a % of loans	0.15%	0.08	0.17	0.11	0.11
Total past due loans and still accruing	$294,753	262,446	356,456	331,731	587,014
As a % of loans	1.21%	1.03	1.35	1.20	2.12
Restructured loans (accruing)	$261,157	213,552	192,559	18,025	25,919
Allowance for loan losses	$968,697	943,725	918,468	918,723	642,422
Allowance for loan losses as a % of loans	3.97%	3.72	3.49	3.33	2.32
Non-performing loans as a % of total loans	6.32	6.13	5.77	5.34	5.10
Non-performing assets as a % of total loans, other loans held for sale, and ORE	7.46	7.14	6.58	6.17	6.15
Allowance to non-performing loans	62.79	60.66	60.46	62.40	45.39
Collateral-dependent impaired loans(5)	$1,269,817	1,021,038	1,231,788	1,228,704	1,179,624

(1)	The total allowance and cumulative write-downs on non-performing loans as a percentage of unpaid principal balance at March 31, 2010 was approximately 45% compared to 42% at December 31, 2009.

(2)	Represent only the impaired loans that are intended to be sold. Impaired loans held for sale are carried at the lower of cost or fair value.

(3)	The total allowance and cumulative write-downs on non-performing assets as a percentage of unpaid principal balance at March 31, 2010 was approximately 49% compared to 45% at December 31, 2009.

(4)	Ratio is annualized.

(5)	Collateral-dependent impaired loans for which there was no associated reserve were $783.6 million at March 31, 2010 and $784.6 million at December 31, 2009.

     Management continuously monitors non-performing and past due loans in an effort to mitigate further deterioration regarding the condition of these loans. Potential problem loans are defined by management as certain performing loans with a well-defined weakness where there is information about possible credit problems of borrowers which causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms. Management’s decision to include

Management’s Discussion and Analysis
performing loans in the category of potential problem loans indicates that management has recognized a higher degree of risk associated with these loans. In addition to accruing loans 90 days past due, Synovus had approximately $1.57 billion of potential problem commercial loans at March 31, 2010 as compared to approximately $1.43 billion at December 31, 2009. Management’s current expectation of probable losses from potential problem loans is included in the allowance for loan losses. At March 31, 2010, the allowance for loan losses allocated to these potential problem loans was approximately $214 million. Synovus cannot predict at this time whether these potential problem loans ultimately will become problem loans or result in losses.
     The table below shows potential problem commercial loans as of March 31, 2010.

(dollars in thousands)	Potential
Problem
Commercial
Loan Type	Loans
Multi-family	$32,853
Hotels	51,833
Office buildings	65,149
Shopping centers	67,027
Commercial development	67,584
Warehouses	19,160
Other investment property	16,446

Total Investment Properties	320,052

1-4 family construction	72,400
1-4 family perm/mini-perm	100,419
Residential development	268,821

Total 1-4 Family Properties	441,640

Land Acquisition	250,342

Total Commercial Real Estate	1,012,034

Commercial, financial, and agricultural	320,565
Owner-occupied	237,956

Total Commercial and Industrial	558,521

Total Commercial	1,570,555

     The table below shows credit quality measures for the investment property loan portfolio as of March 31, 2010.

	Outstanding		30+ Past Due
(dollars in thousands)	Balance	NPL Ratio	Ratio
Multi-family	$917,478	1.3%	0.3
Hotels	1,064,300	21.5	0.7
Office buildings	1,018,060	1.8	1.9
Shopping centers	1,126,052	2.5	2.6
Commercial development	510,340	14.0	0.6
Warehouses	521,933	1.1	0.2
Other investment property	562,088	4.7	1.3

Total investment property loans	$5,720,251	6.8%	1.2

     The table below shows credit quality measures for the C & I loan portfolio as of March 31, 2010.

	Outstanding		30+ Past Due
(dollars in thousands)	Balance	NPL Ratio	Ratio
Commercial, financial, and agricultural	$5,779,238	3.0%	0.9
Owner occupied real estate	4,350,811	2.0	1.0

Total commercial and industrial loans	$10,130,049	2.5%	0.9

Management’s Discussion and Analysis
     The table below shows credit quality measures for the retail loan portfolio as of March 31, 2010.

	Outstanding		30+ Past Due
(dollars in thousands)	Balance	NPL Ratio	Ratio
Home equity lines	$1,695,679	1.0%	0.9
Consumer mortgage	1,587,537	2.8	2.1
Small business	196,261	1.7	2.0
Credit card	284,781	—	3.3
Other consumer loans	357,675	0.9	1.6

Total retail loans	$4,121,933	1.7%	1.6

     The following table shows the composition of the loan portfolio and non-performing loans (classified by loan type) as of March 31, 2010.

(dollars in thousands)				% of
			Total	Total
		% of	Non-	Non-
		Total Loans	Performing	Performing
Loan Type	Total Loans	Outstanding	Loans	Loans
Multi-family	$917,478	3.8%	$12,048	0.8%
Hotels	1,064,300	4.4	228,402	14.8
Office buildings	1,018,060	4.2	17,996	1.2
Shopping centers	1,126,052	4.6	28,183	1.8
Commercial development	510,340	2.1	71,509	4.6
Warehouses	521,933	2.1	5,776	0.4
Other investment property	562,088	2.2	26,118	1.7

Total Investment Properties	5,720,251	23.4	390,032	25.3

1-4 family construction	576,542	2.4	151,767	9.8
1-4 family perm/mini-perm	1,266,446	5.2	79,546	5.2
Residential development	1,221,026	5.0	344,886	22.4

Total 1-4 Family Properties	3,064,014	12.6	576,199	37.4

Land Acquisition	1,397,870	5.7	251,267	16.3

Total Commercial Real Estate	10,182,135	41.7	1,217,498	79.0

Commercial, financial, and agricultural	5,779,238	23.7	171,864	11.1
Owner-occupied	4,350,811	17.8	85,495	5.5

Total Commercial and Industrial Loans	10,130,049	41.5	257,359	16.6

Home equity	1,695,679	6.9	16,943	1.1
Consumer mortgages	1,587,537	6.5	44,383	2.9
Credit card	284,781	1.2	—	—
Other retail loans	553,936	2.3	6,521	0.4

Total Retail	4,121,933	16.9	67,847	4.4

Unearned Income	(16,953)	(0.1)	—	—

Total	$24,417,164	100.0%	$1,542,704	100.0%

Management’s Discussion and Analysis
Deposits
     The following table presents the composition of deposits.

	March 31,	December 31,	March 31,
(in thousands)	2010	2009	2009
Non-interest bearing demand deposit accounts	$4,352,327	4,172,697	3,785,089
Money market accounts	7,513,050	7,363,677	8,340,549
National market brokered money market accounts	922,431	1,098,117	2,101,136
NOW accounts	3,718,374	3,894,243	3,562,442
Savings accounts	492,379	463,967	469,637
Time deposits	11,103,918	11,538,949	11,790,269
National market brokered time deposits	3,719,914	3,941,211	3,157,705

Total deposits	$27,180,048	27,433,533	27,947,986

Core deposits (*)	$22,537,703	22,394,205	22,689,145

(*) Core deposits consist of total deposits less national market brokered deposits. See reconciliation of Non-GAAP Financial Measures in this report.

     Core deposits (total deposits excluding national market brokered deposits) increased $143.5 million or 2.6% annualized compared to December 31, 2009 and decreased $151.4 million or 0.7% compared to March 31, 2009. During 2009 and the first quarter of 2010, the overall mix of core deposits improved with non-interest bearing demand deposits and other interest bearing core deposits replacing higher priced time deposits. Non-interest bearing demand deposits grew $179.6 million or 17.5% annualized compared to December 31, 2009 and $567.2 million or 15.0% compared to March 31, 2009. Other interest bearing deposits grew $177.6 million or 6.8% annualized compared to December 31, 2009 and $529.9 million or 5.2% compared to March 31, 2009.
     With the multiple charter structure, Synovus has had the unique ability to offer certain shared deposit products (Synovus® Shared Deposit). At March 31, 2010, Synovus’ Shared CD and Money Market accounts offered customers the unique opportunity to access up to $7.5 million in FDIC insurance by spreading deposits across its 30 separately-chartered banks. Shared deposit products totaled $1.97 billion at March 31, 2010 as compared to $1.86 billion at December 31, 2009 and $1.84 billion at March 31, 2009. Upon completion of the charter consolidation, as discussed on page 36, Synovus’ shared deposit customers will have a six month grace period, per FDIC regulations, during which their total deposit will remain fully insured. Additionally, during that grace period, shared CD customers whose CDs mature during the grace period can elect to renew their shared CD on a fully insured basis for the same term as a one-time rollover. Synovus will work with its shared deposit products customers during and after this grace period to offer additional deposit products to meet their needs.
     During the first quarter of 2009, Synovus received notification from the FDIC that deposits obtained through Synovus® Shared Deposit products should be listed as brokered deposits in bank subsidiary Call Reports. Therefore, beginning March 31, 2009, Synovus’ bank subsidiary Call Reports reflect customer deposits held in Synovus® Shared Deposit products as brokered deposits as requested by the FDIC. The FDIC defines brokered deposits as “funds which the reporting bank obtains, directly or indirectly, by or through any deposit broker for deposit into one or more deposit accounts.” The FDIC further defines the term deposit broker to include: “(1) any person engaged in the business of placing deposits, or facilitating the placement of deposits, of third parties with insured depository institutions or the business of placing deposits with insured depository institutions for the purpose of selling interests in those deposits to third parties, and (2) an agent or trustee who establishes a deposit account to facilitate a business arrangement with an insured depository institution to use the proceeds of the account to fund a prearranged loan.” The FDIC also provides the following nine exclusions for what the term deposit broker does not include: “(1) an insured depository institution, with respect to funds placed with that depository institution; (2) an employee of an insured depository institution, with respect to funds placed with the employing depository institution; (3) a trust department of an insured depository institution, if the trust in question has not been established for the primary purpose of placing funds with insured depository institutions; (4) the trustee of a pension or other employee benefit plan, with respect to funds of the plan; (5) a person acting as a plan administrator or an investment adviser in connection with a pension plan or other employee benefit plan provided that

Management’s Discussion and Analysis
that person is performing managerial functions with respect to the plan; (6) the trustee of a testamentary account; (7) the trustee of an irrevocable trust (other than a trustee who establishes a deposit account to facilitate a business arrangement with an insured depository institution to use the proceeds of the account to fund a prearranged loan), as long as the trust in question has not been established for the primary purpose of placing funds with insured depository institutions; (8) a trustee or custodian of a pension or profit-sharing plan qualified under Section 401(d) or 430(a) of the Internal Revenue Code of 1986; or (9) an agent or nominee whose primary purpose is not the placement of funds with depository institutions. (For purposes of applying this ninth exclusion from the definition of deposit broker, “primary purpose” does not mean “primary activity,” but should be construed as “primary intent”).” The FDIC requested this reporting change since Synovus facilitates the placement of customer deposits among its separately-chartered bank subsidiaries. At a consolidated level, Synovus includes and reports Synovus® Shared Deposit product balances held throughout its bank subsidiaries as core deposits (total deposits excluding national market brokered deposits).
     Due to the significant turmoil in financial markets during the second half of 2008, national market brokered deposits became more attractive to financial market participants and investors as an FDIC insured alternative to money market and other investment accounts. Synovus grew this funding source as demand for these products increased during the second half of 2008, but has reduced its dependence on funding from these products through normal run off during 2009 and the three months ended March 31, 2010. National market brokered deposits were $4.64 billion at March 31, 2010 as compared to $5.04 billion at December 31, 2009 and $5.26 billion at March 31, 2009.
Capital Resources and Liquidity
Capital Resources
     Synovus has always placed great emphasis on maintaining a solid capital base and continues to satisfy applicable regulatory capital requirements. Management is committed to maintaining a capital level sufficient to assure shareholders, customers, and regulators that Synovus is financially sound, and to enable Synovus to provide a desirable level of long-term profitability.
     The following table presents certain ratios used to measure Synovus’ capitalization.

	March 31,	December 31,
(in thousands)	2010	2009
Tier 1 capital	$2,494,790	2,721,287
Tier 1 common equity	1,554,290	1,782,998
Total risk-based capital	3,357,637	3,637,712
Tier 1 capital ratio	9.68%	10.16
Tier 1 common equity ratio	6.03	6.66
Total risk-based capital to risk-weighted assets ratio	13.03	13.58
Leverage ratio	7.68	8.12
Common equity to assets ratio	5.20	5.86
Tangible common equity to tangible assets ratio (*)	5.08	5.74
Tangible common equity to risk-weighted assets (*)	6.39	7.03

(*) See reconciliation of Non-GAAP Financial Measures in this report.

     As a financial holding company, Synovus and its subsidiary banks are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. The capital measures used by the federal banking regulators are the total risk-based capital ratio, Tier 1 risk-based capital ratio, and the leverage ratio. Under the regulations, a national or state-chartered bank will be well-capitalized if it has a total capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure. However, even if a bank satisfies all applicable

Management’s Discussion and Analysis
quantitative criteria to be considered well-capitalized, the regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. At March 31, 2010, several of Synovus’ subsidiary state chartered banks were required to hold regulatory capital levels in excess of minimum well-capitalized requirements, primarily as a result of increases in non-performing assets. Management believes that, as of March 31, 2010, Synovus and its subsidiary banks meet all capital requirements to which they are subject.
     Since the third quarter of 2007, the credit markets and the residential and commercial development real estate markets have experienced severe difficulties and challenging economic conditions. As a result, Synovus’ capital has been negatively impacted by credit costs since mid-2008. Synovus continually monitors its capital position and has taken a number of steps focused on strengthening Synovus’ capital position as described below. However, credit deterioration, further regulatory directives (including formal or informal increases in minimum capital requirements), and increases in non-performing assets and the allowance for loan losses significantly exceeding current expectations could adversely impact Synovus’ liquidity position and capital ratios. Accordingly, Synovus continues to actively monitor its capital position and will pursue additional strategies designed to bolster its capital position as deemed necessary.
     In December 2008, Synovus issued 967,870 shares of Series A Preferred Stock to the United States Department of the Treasury as part of the Capital Purchase Program (CPP), generating $967.9 million of Tier 1 Capital. See Note 4 of Notes to Consolidated Financial Statements in this report and Note 12 of Notes to Consolidated Financial Statements in Synovus’ 2009 10-K.
     During 2009 and 2010, Synovus has continued to carefully monitor the dramatically evolving financial services landscape in general and its position in that landscape compared to its peers. In particular, Synovus considered a number of factors, including, but not limited to: the regulators’ urging for Synovus to bolster its capital position; strategies pursued by Synovus’ peers to improve their capital position; market conditions and the ability to raise available capital; and available strategic opportunities resulting from the distressed banking environment.
     During 2009, Synovus undertook initiatives to bolster its capital including a public offering of 150,000,000 shares of common stock at a price of $4.00 per share, generating net proceeds of approximately $570.9 million, the exchange of $29.8 million in aggregate principal amount of its 4.875% Subordinated Notes Due 2013 for 9.44 million shares of Synovus’ common stock, which resulted in an increase to tangible common equity of approximately $28 million, and the sale of Synovus’ remaining shares of Visa Class B common stock, which resulted in a pre-tax gain of approximately $51.9 million. See Notes 12 and 18 of Notes to Consolidated Financial Statements in Synovus’ 2009 10-K for further information regarding the 2009 common stock offering, note exchange, and sale of Visa Class B common stock.

Management’s Discussion and Analysis
     Heightened levels of non-performing assets and the associated credit costs continued to exert pressure on Synovus’ capital during the fourth quarter of 2009 and the first quarter of 2010. During this same period, regulatory capital standards and expectations have continued to evolve with overall industry capital ratios trending higher. In consideration of these and other factors, on April 26, 2010 Synovus announced ongoing elements of its Capital Plan, expanding on initiatives undertaken during 2009 to strengthen its capital position. The 2010 initiatives include public offerings of common stock and tMEDS (consisting of prepaid common stock purchase contracts to be recorded as equity and junior subordinated amortizing notes to be recorded as debt). The common stock and tMEDS offerings, which were completed on May 4, 2010, are expected to increase Tier 1 common equity by approximately $1.03 billion and improve the Tier 1 common equity ratio at March 31, 2010, on an as adjusted basis, to 10.05%. The aggregate proceeds of the equity offerings, which were completed on May 4, 2010, are as follows:

		Tangible Equity
		Units (tMEDS)
	Common Stock	$25.00 Stated	Total
(in thousands, except per share and per unit amounts)	$1.00 Par Value	Value	Equity Offerings
Shares/units issued	293,250	13,800
Price per share/unit	$2.75	25.00

Gross proceeds	$806,438	345,000	1,151,438
Issuance costs (*)	37,540	11,275	48,815

Proceeds, net of issuance costs (*)	$768,898	333,725	1,102,623

(*) Issuance costs are estimated pending receipt of invoices for certain costs.

     Approximately $70.4 million of the tMEDS will be recorded as debt and the balance will be recorded as a component of equity.
     The following table shows certain regulatory measures and ratios used to measure Synovus’ capitalization at March 31, 2010 as compared to those same measures and ratios giving effect to the impact of the May 2010 equity offerings described above as if the transactions had occurred on March 31, 2010.

	March 31, 2010

(in thousands)	As Reported	As Adjusted(2)
Tier 1 capital	$2,494,790	3,529,357
Tier 1 common equity	1,554,290	2,588,924
Total risk-based capital	3,357,637	4,420,348
Tier 1 capital ratio	9.68%	13.70
Tier 1 common equity ratio	6.03	10.05
Total risk-based capital to risk-weighted assets ratio	13.03	17.15
Leverage ratio	7.68	10.87
Common equity to assets ratio	5.20	8.46
Tangible common equity to tangible assets ratio (1)	5.08	8.00
Tangible common equity to risk-weighted assets (1)	6.39	10.41

(1)	See reconciliation of Non-GAAP Financial Measures in this report.

(2)	The as adjusted amounts reflect the issuance of common stock and tMEDS which was completed on May 4, 2010.

     In addition to the above actions, Synovus has formally requested the United States Treasury to consider the exchange of its 967,870 shares of Series A Preferred Stock into an equivalent amount of trust preferred securities. This transaction, should it be completed, would be expected to further enhance Synovus’ Tier 1 Common Equity ratio and tangible common equity ratio.

Management’s Discussion and Analysis
     Synovus continually monitors its capital position, particularly as capital is impacted by current credit conditions, economic conditions and regulatory requirements, and engages in regular discussions with its regulators regarding capital at both the Parent Company and Synovus subsidiary banks. During 2009 and continuing into 2010, Synovus has experienced significant declines in the value of collateral for real estate loans and heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs, foreclosures, and losses on disposition of the underlying assets. While these levels continue to remain high, certain indicators of negative credit quality migration have begun to improve. Synovus presently expects that levels of non-performing assets will begin to decline and that charge-offs, foreclosures, and losses on disposition of non-performing assets will continue to decline; however, it is difficult to predict the effects of further negative developments in the credit, economic and regulatory environments, which could cause these levels to worsen or delay their improvement.
     Management currently believes, based on internal capital analysis and projections which include the impact of Capital Plan initiatives executed and expected to be executed in 2010, that Synovus’ capital position is adequate under current regulatory standards. However, Synovus continues to monitor economic conditions, actual performance against forecasted credit losses, evolving industry capital standards, and changes in regulatory standards and requirements. As part of its ongoing management of capital, Synovus will continue to monitor its capital position and pursue additional strategic initiatives to bolster its capital position as deemed necessary. See “Risk Factors” in Synovus’ 2009 10-K and Synovus’ April 26 8-K.
Liquidity
     Liquidity represents the extent to which Synovus has readily available sources of funding needed to meet the needs of depositors, borrowers and creditors, to support asset growth, to maintain reserve requirements, and to otherwise sustain operations of Synovus and its subsidiary banks, at a reasonable cost, on a timely basis, and without adverse consequences. The Asset Liability Management Committee (ALCO), operating under liquidity and funding policies approved by the Board of Directors and in coordination with subsidiary banks, actively analyzes contractual and anticipated cash flows in order to properly manage Synovus’ liquidity position.
     Synovus generates liquidity through maturities and repayments of loans by customers, deposit growth, and access to sources of funds other than deposits. Management must ensure that adequate liquidity, at a reasonable cost, is available to meet the cash flow needs of depositors, borrowers, and creditors. Management constantly monitors and maintains appropriate levels of liquidity so as to provide adequate funding sources to meet estimated customer deposit withdrawals and future loan requests. Liquidity is also enhanced by the acquisition of new deposits. Each of the 30 subsidiary banks monitors deposit flows and evaluates alternate pricing structures in an effort to retain and grow deposits. In the current market environment, customer confidence is a critical element in growing and retaining deposits. In this regard, Synovus subsidiary banks’ asset quality could play a larger role in the stability of the deposit base. In the event asset quality declines significantly from its current level, the subsidiary banks’ ability to grow and retain deposits could be diminished, which in turn could reduce deposits as a liquidity source.
     Synovus has also grown deposits through the offering of shared deposit products which allow customers the opportunity to access up to $7.5 million in FDIC insurance by spreading deposits across Synovus’ 30 separately chartered banks. As discussed above in the Executive Summary of Management’s Discussion and Analysis, Synovus intends to transition from 30 subsidiary banks to a single subsidiary bank structure during the second quarter of 2010. This charter consolidation, should it be completed, will result in the inability to offer the shared deposit products in the future. Upon completion of the charter consolidation, Synovus’ shared deposit customers will have a six month grace period, per FDIC regulations, during which their total deposit will remain fully insured. Additionally, CD customers whose CDs mature during the grace period can elect to renew their shared CD on a fully insured basis for the same term as a one-time rollover. Synovus intends to work with these customers during and after this grace period to offer additional deposit products to meet their needs. While Synovus intends to aggressively pursue retention of this deposit base, there can be no assurance that a significant portion of these deposits will remain on deposit at Synovus subsidiary banks after their final maturity.

Management’s Discussion and Analysis
The possibility of this deposit outflow is a potential liquidity risk. Due to this and other liquidity risks, Synovus expects to maintain an above average short term liquidity cushion, primarily in the form of interest bearing funds with the Federal Reserve Bank.
     Certain Synovus subsidiary banks also generate liquidity through the national deposit markets. These subsidiary banks issue longer-term certificates of deposit across a broad geographic base to increase their liquidity and funding positions. For certain Synovus banks, access to these deposits could become more limited if their asset quality and financial performance were to significantly deteriorate. Selected Synovus subsidiary banks have the capacity to access funding through their membership in the FHLB System. At March 31, 2010, most Synovus subsidiary banks had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.
     In addition to bank level liquidity management, Synovus must manage liquidity at the holding company level for various operating needs including capital infusions into subsidiaries, the servicing of debt, the payment of general corporate expenses, and the payment of dividends to shareholders. The primary source of liquidity for Synovus consists of dividends from the subsidiary banks which are governed by certain rules and regulations of various state and federal banking regulatory agencies. Dividends from subsidiaries in 2009 were, and Synovus expects that dividends from subsidiaries in 2010 will be, significantly lower than those received in previous years. Should Synovus’ subsidiaries continue to require additional capital resources, either due to asset growth or realized losses, Synovus may be required to provide capital infusions to these subsidiaries. During 2009, Synovus was required to provide capital to certain subsidiary banks and expects to continue to do so during 2010. In addition, several of Synovus’ subsidiary state chartered banks are currently required to maintain regulatory capital levels in excess of minimum well-capitalized requirements primarily as a result of increases in nonperforming assets. See Note 13, Regulatory Capital, in the Notes to Consolidated Financial Statements of Synovus’ 2009 10-K. There is an increasing possibility that additional Synovus subsidiary banks may be directed by their regulators to increase their capital levels as a result of weakened financial conditions and/or formal or informal regulatory pressures. This may require that Synovus contribute additional capital to these banks at a time when Synovus is not receiving a meaningful amount of dividend payments from its other banks to offset those capital infusions. Synovus anticipates that its plan to transition from 30 subsidiary banks to a single subsidiary bank structure will result in a more efficient bank level capital structure.
     Synovus’ holding company has historically enjoyed a solid reputation and credit standing in the capital markets and historically has been able to raise funds in the form of either short or long-term borrowings or equity issuances, including the public offerings completed in September 2009 and May 2010 as part of the Capital Plan. The public offerings completed in May 2010 have provided significant liquidity resources to Synovus and the holding company. Due to the liquidity risks noted above, Synovus anticipates retaining a portion of this liquidity in readily available funds. While the equity offerings completed in May 2010 have generated net proceeds of approximately $1.1 billion, and have significantly bolstered capital and liquidity, Synovus will continue to identify, consider, and pursue additional strategic initiatives to further strengthen its capital position as deemed necessary. See Capital Resources.
     While liquidity is an ongoing challenge for all financial institutions, Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs through the near future. However, if economic conditions or other factors worsen to a greater degree than the assumptions underlying Synovus’ internal financial performance projections, if regulatory capital requirements for Synovus or its subsidiary banks increase as the result of regulatory directives or otherwise, or if Synovus’ capital projections for any reason fail to adequately address some of the more complex dynamics of the current operating structure, then Synovus may be required to seek additional liquidity from external sources. See “Risk Factors” in Synovus’ 2009 10-K and Synovus’ April 26 8-K.

Management’s Discussion and Analysis
Earning Assets, Sources of Funds, and Net Interest Income
     Average total assets for the three months ended March 31, 2010 decreased $2.63 billion or 7.5% to $32.54 billion compared to the first three months of 2009. Average earning assets decreased $2.61 billion or 8.0% in the first three months of 2010 compared to the same period in 2009 and represented 91.6% of average total assets. The reduction in average total assets provided funding through a $3.15 billion net decrease in loans outstanding, a $547.0 million decrease in the investment securities portfolio, a $151.5 million decrease in mortgage loans held for sale, and a $121.3 million decrease in federal funds sold which were offset in part by a decrease in deposits of $1.29 billion and a decrease in shareholders’ equity of $889.6 million. Funding provided by the items named above was used to reduce short-term borrowings by $106.0 million, long-term debt by $158.7 million, and to increase the balance of interest bearing funds held with the Federal Reserve Bank by $1.45 billion.
     Net interest income for the three months ended March 31, 2010 was $248.9 million, an increase of $5.6 million or 2.3%, compared to $243.2 million for the three months ended March 31, 2009.
     The net interest margin for the three months ended March 31, 2010 was 3.39% up 34 basis points from 3.05% for the three months ended March 31, 2009. Compared to the three months ended March 31, 2009, earning asset yields decreased by 17 basis points while the effective cost of funds decreased by 51 basis points. The yield on earning assets was positively impacted by a 14 basis point increase in loan yields. Earning asset yields were negatively impacted by a 52 basis point decrease in taxable investment securities yields and by the $1.45 billion increase in lower yielding funds held at the Federal Reserve Bank. The effective cost of funds was positively impacted by the downward repricing of maturing certificates of deposit. Pricing of core certificates of deposit declined by 126 basis points and pricing of national market brokered certificates of deposit decreased 125 basis points. Excluding the impact of non-performing assets, the first quarter margin was 3.77%, up 39 basis points from the first quarter of 2009. See Non-GAAP Financial Measures in this report.
     On a sequential quarter basis, net interest income decreased by $7.0 million, while the net interest margin increased 14 basis points to 3.39%. Yields on earning assets increased 8 basis points, while the effective cost of funds decreased by 6 basis points. Yields on earning assets were positively impacted by a 5 basis point increase in loan yields and a lower level of funds held at the Federal Reserve Bank. The effective cost of funds was positively impacted by the downward repricing of maturing certificates of deposit. Pricing for core certificates of deposit declined by 27 basis points and pricing for national market brokered certificates of deposit decreased 28 basis points. Excluding the impact of non-performing assets, the first quarter margin was 3.77%, up 14 basis points, from the fourth quarter of 2009. See Non-GAAP Financial Measures in this report.
     The second quarter margin is expected to be negatively impacted by an increase in funds held at the Federal Reserve Bank, including funds received from the April public offerings of common stock and tangible equity units. Investment of these funds initially in short term investments is accretive to net interest income, but dilutive to the net interest margin. While the fundamental operating margin is expected to improve, the reported margin could modestly decline due to the dilutive impact of these lower yielding assets. An improvement in the reported margin is possible in the second half of the year as excess liquidity is reduced.

Management’s Discussion and Analysis
     Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

	2010	2009

(dollars in thousands)	First	Fourth	Third	Second	First
(yields and rates annualized)	Quarter	Quarter	Quarter	Quarter	Quarter
Interest Earning Assets
Taxable investment securities	$2,952,188	2,983,914	3,209,718	3,353,382	3,455,091
Yield	4.70%	4.79	5.06	5.16	5.22
Tax-exempt investment securities	$72,041	88,848	98,435	107,626	116,163
Yield	7.16%	7.03	7.06	7.08	6.91
Trading account assets	$14,881	14,356	13,439	19,984	22,580
Yield	5.30%	5.60	8.22	5.57	6.02
Commercial loans	$20,880,069	21,722,140	22,850,126	23,572,578	23,525,450
Yield	4.85%	4.82	4.73	4.72	4.77
Consumer loans	$4,174,320	4,249,316	4,303,592	4,335,897	4,353,580
Yield	5.36%	5.32	5.37	5.38	5.5
Allowance for loan losses	$(951,552)	(906,484)	(905,700)	(663,355)	(627,110)

Loans, net	$24,102,837	25,064,972	26,248,018	27,245,120	27,251,920
Yield	5.15%	5.10	5.01	4.96	5.01
Mortgage loans held for sale	$96,440	114,906	194,158	268,933	247,937
Yield	5.49%	5.29	5.39	4.94	5.46
Federal funds sold, due from Federal Reserve Bank and other short-term investments	$2,435,880	2,995,367	1,653,546	996,754	1,214,897
Yield	0.24%	0.24	0.24	0.24	0.31
Federal Home Loan Bank and Federal Reserve Bank Stock (*)	$142,524	140,550	139,230	132,346	117,205
Yield	0.97%	1.01	1.38	0.54	0.66

Total interest earning assets	$29,816,791	31,402,913	31,556,544	32,124,145	32,425,793
Yield	4.67%	4.59	4.76	4.83	4.84

Interest Bearing Liabilities
Interest bearing demand deposits	$3,636,437	3,851,237	3,310,924	3,582,954	3,602,371
Rate	0.42%	0.41	0.42	0.45	0.49
Money market accounts	$6,450,696	6,420,003	6,309,578	6,241,764	6,272,015
Rate	1.19%	1.21	1.23	1.24	1.30
Savings deposits	$476,007	469,526	477,909	477,752	452,206
Rate	0.15%	0.15	0.15	0.15	0.16
Time deposits under $100,000	$2,726,002	2,851,913	3,030,346	3,126,984	3,222,601
Rate	2.17%	2.44	2.86	3.13	3.41
Time deposits over $100,000	$4,770,429	4,909,253	5,281,529	5,355,736	5,555,084
Rate	2.05%	2.32	2.73	3.04	3.31
National market brokered money market accounts	$1,047,417	1,218,363	1,365,477	1,885,214	2,073,734
Rate	0.74%	0.75	0.77	0.75	0.82
National market brokered time Deposits	$3,871,581	4,011,648	3,941,977	3,203,546	3,718,570
Rate	2.13%	2.41	2.66	3.09	3.38

Total interest bearing deposits	$22,978,569	23,731,943	23,717,740	23,873,950	24,896,581
Rate	1.48%	1.62	1.85	1.96	2.16
Federal funds purchased and other short-term liabilities	$472,691	729,988	1,194,759	1,166,785	578,717
Rate	0.47%	0.45	0.37	0.36	0.59
Long-term debt	$1,805,363	1,897,915	1,906,320	2,090,710	1,964,064
Rate	2.17%	1.75	2.14	1.94	2.07

Total interest bearing liabilities	$25,256,623	26,359,846	26,818,819	27,131,445	27,439,362
Rate	1.51%	1.59	1.80	1.89	2.11

Non-interest bearing demand deposits	$4,243,622	4,162,027	4,069,108	3,812,876	3,611,958
Net interest margin	3.39%	3.25	3.22	3.23	3.05

(*) Included as a component of other assets on the accompanying balance sheet.

Management’s Discussion and Analysis
     The following table summarizes the components of net interest income for the three months ended March 31, 2010 and 2009, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

	Three Months Ended March 31,
(in thousands)	2010	2009
Interest income	$342,795	386,393
Taxable-equivalent adjustment	1,111	1,181

Interest income, taxable equivalent	343,906	387,574
Interest expense	93,928	143,154

Net interest income, taxable equivalent	$249,978	244,420

Non-Interest Income
     The following table summarizes non-interest income for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
(in thousands)	2010	2009
Service charges on deposit accounts	$26,280	28,699
Fiduciary and asset management fees	11,338	10,815
Brokerage and investment banking income	5,931	6,871
Mortgage banking income	5,814	9,322
Bankcard fees	9,515	8,361
Investment securities losses, net	(448)	—
Other fee income	5,530	7,690
Other non-interest income	4,839	12,627
Increase in fair value of private equity investments, net	899	—

Total non-interest income	$69,698	84,385

     Total non-interest income for the three months ended March 31, 2010 was $69.7 million, down 17.4% from the same period in 2009.
     Service charges on deposit accounts, the single largest component of fee income, were $26.3 million for the three months ended March 31, 2010 down 8.4% from the same period in 2009. Service charges on deposit accounts consist of non-sufficient funds (NSF) fees (which represent 58.0% of the total for the three months ended March 31, 2010), account analysis fees, and all other service charges.
     NSF fees for the three months ended March 31, 2010 were $15.2 million, down $2.2 million or 12.7%, compared to the same period in 2009. Account analysis fees were $6.7 million for the three months ended March 31, 2010, down $570 thousand or 7.8%, compared to the same period in 2009. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $4.3 million for the three months ended March 31, 2010 up $375 thousand or 9.5% compared to the same period in 2009. The increase in all other service charges was driven by improvement in pricing strategies implemented through Project Optimus, launched in April 2008, an initiative focused on operating efficiency gains and enhanced revenue growth.
     Financial management services revenues (which primarily consist of fiduciary and asset management fees, brokerage and investment banking revenue, and customer interest rate swap revenue which is included in other fee income) decreased $675 thousand or 3.5% to $18.8 million for the three months ended March 31, 2010 as compared to the same period in 2009.
     Mortgage banking income decreased $3.5 million or 37.6% for the three months ended March 31, 2010 as compared to the same period in 2009. Mortgage production volume was $255.2 million, which decreased $431.9 million or 62.9%, as compared to the same period in 2009. The decrease in mortgage banking income and production volume is primarily due to a decrease in refinance activity.

Management’s Discussion and Analysis
     Other fee income decreased $2.2 million or 28.1%, for the three months ended March 31, 2010 as compared to the same period in 2009 principally due to a decline in fees associated with letters of credit.
     Other non-interest income decreased $7.8 million or 61.7% for the three months ended March 31, 2010 compared to the same period in 2009. The largest component of the change in other non-interest income is that the prior year included a $5.8 million gain on early debt extinguishment.
Non-Interest Expense
     The following table summarizes non-interest expense for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
(in thousands)	2010	2009
Salaries and other personnel expense	$104,022	111,085
Net occupancy and equipment expense	29,978	31,484
FDIC insurance and other regulatory fees	17,646	12,999
Foreclosed real estate expense	45,507	46,330
Losses (gains) on other loans held for sale	61	(65)
Professional fees	9,380	6,945
Data processing expense	10,683	11,155
Restructuring charges	—	6,358
Other operating expenses	35,520	34,748

Total non-interest expense	$252,797	261,039

     Non-interest expense decreased by 3.2% for the three months ended March 31, 2010 compared to the same period in 2009.
     For the three months ended March 31, 2010, salaries and other personnel expenses decreased by $7.1 million or 6.4% compared to the same period in 2009. The decline in expense was largely due to planned reductions in headcount that occurred during 2009 as a result of Project Optimus. Total employees at March 31, 2010 were 6,396, down 324 compared to March 31, 2009.
     Net occupancy and equipment expense for the three months ended March 31, 2010 decreased by $1.5 million or 4.8% compared to the three months ended March 31, 2009. FDIC insurance expense increased $4.6 million to $17.6 million for the three months ended March 31, 2010 compared to the same period in 2009. The increase in FDIC insurance and other regulatory fees is primarily a result of increases in base assessment rates.
     Foreclosed real estate costs for the three months ended March 31, 2010 declined $823 thousand or 1.8% compared to the same time period of 2009. Professional fees were $9.4 million for the three months ended March 31, 2010, an increase of $2.4 million over March 31, 2009. The increase in professional fees is driven by fees associated with Synovus’ planned charter consolidation as well as legal fees.
     Data processing expense for the three months ended March 31, 2010 declined $472 thousand or 4.2% compared to the same time period of 2009 and other operating expenses increased $772 thousand or 2.2% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Management’s Discussion and Analysis
Income Tax Expense
     Under provisions of ASC 740-30-25, companies are required to assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. Primarily as a result of increased credit losses, Synovus reached a three-year cumulative pre-tax loss position during the three months ended June 30, 2009. Cumulative losses in recent years are considered significant negative evidence which is difficult to overcome in assessing the realizability of a deferred tax asset. As a result, beginning with the second quarter of 2009, Synovus no longer considers future taxable income in determining the realizability of its deferred tax assets. Synovus’ estimate of the realization of its deferred tax assets is solely based on future reversals of existing taxable temporary differences and currently available tax planning strategies.
     Synovus increased its deferred tax asset valuation allowance by $105 million during the three months ended March 31, 2010 for a total valuation allowance of $548 million at March 31, 2010 (net of the federal benefit on state income taxes). At March 31, 2010, management concluded that $10.0 million of its net deferred tax assets would be realized. This amount of net deferred tax assets is based on actual separate entity state income tax liabilities and tax planning strategies.
     Synovus expects to reverse the majority of the valuation allowance once it has demonstrated a sustainable return to profitability. However, until such event occurs, Synovus will have minimal to no ability to partially offset pre-tax operating losses with income tax benefits. In other words, Synovus will continue to increase its valuation allowance for deferred tax assets. Management’s estimate of the pre-tax loss for the year, any reduction in the valuation allowance, and other factors could impact the actual effective tax rate for continuing operations. The effective tax rate for continuing operations for the year ending December 31, 2010 will also be impacted by state income taxes in jurisdictions where there are profitable subsidiaries filing separate entity or consolidated income tax returns and intra-period tax allocations.
     The table below shows the effective tax rate for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31, 2010
	Discontinued	Continuing
(dollars in thousands)	Operations	Operations	Total
Income (loss) before income taxes	$70,640	(275,180)	(204,540)
Income tax expense (benefit), gross	27,479	(121,416)	(93,937)
Increase in valuation allowance for deferred tax assets	—	105,079	105,079

Net income (loss)	$43,161	(258,843)	(215,682)

Effective tax rate before valuation allowance(1)	38.9%	(44.1)	(45.9)
Effective tax rate after valuation allowance(1)	38.9%	(5.9)	5.4

	Three Months Ended March 31, 2009
	Discontinued	Continuing
(dollars in thousands)	Operations	Operations	Total
Income (loss) before income taxes	$2,046	(223,852)	(221,806)
Income tax (benefit) expense, gross	831	(89,235)	(88,404)
Increase in valuation allowance for deferred tax assets	—	3,327	3,327

Net income (loss)	$1,215	(137,944)	(136,729)

Effective tax rate before valuation allowance(1)	40.6%	(39.9)	(39.9)
Effective tax rate after valuation allowance(1)	40.6%	(38.4)	(38.4)
(1) Negative percentages reference a net tax benefit and positive percentages reference net tax expense.

Management’s Discussion and Analysis
     A reconciliation of the beginning and ending amount of the valuation allowance recorded against deferred tax assets is as follows:

(in thousands)	2010	2009
Balance at January 1,	$443,332	5,068
Increase for three months ended March 31,	105,079	3,327

Balance at March 31,	$548,411	8,395

     When Synovus begins to report a pre-tax profit, Synovus expects that it will record minimal to no tax expense as reductions to the deferred tax asset valuation allowance will be recognized. Recapture of the deferred tax asset balance (i.e., reversal of the valuation allowance) is subject to considerable judgment. However, Synovus expects to reverse the majority of the valuation allowance once Synovus has demonstrated a sustainable return to profitability. Even after the recovery of the deferred tax asset balance under GAAP, which would immediately benefit GAAP capital and the tangible common equity ratio, there will remain limitations on the ability to count the deferred tax assets for regulatory capital purposes. This is because once taxes paid in carryback periods are exhausted, financial institutions must deduct from Tier I capital the lower of (1) the amount by which net deferred tax assets exceed what they would expect to realize within one year or (2) the amount by which the net deferred tax assets exceed 10% of Tier I Capital.
     On April 26, 2010, the Synovus Board of Directors adopted a shareholder rights plan designed to preserve substantial tax assets. This plan is similar to tax benefit preservation plans adopted by other public companies with significant tax attributes. Synovus’ tax attributes include net operating losses, capital losses and certain built-in losses that it could utilize in certain circumstances to offset taxable income and reduce its federal income tax liability.
     Synovus’ ability to use its tax attributes would be substantially limited if there were an “ownership change” as defined under Section 382 of the Internal Revenue Code and related Internal Revenue Service pronouncements. In general, an ownership change would occur if Synovus’ “5-percent shareholders,” as defined under Section 382, collectively increase their ownership in Synovus by more than 50 percentage points over a rolling three-year period. The shareholder rights plan is designed to reduce the likelihood that Synovus experiences such an ownership change by deterring acquisitions that would increase the holdings of existing 5-percent shareholders or cause any person or group to become a 5-percent shareholder. 5-percent shareholders generally do not include certain institutional holders, such as mutual fund companies, that hold Synovus equity securities on behalf of several individual mutual funds where no single fund owns 5 percent or more of Synovus equity securities.
     As part of the plan, the Board of Directors declared a dividend of one preferred stock purchase right for each outstanding share of Synovus common stock. The preferred stock purchase rights were distributed to shareholders of record as of April 29, 2010, as well as to holders of common stock issued after that date, but will only be activated if triggered by the plan and will not trade separately from Synovus’ common stock until that time.
     The Synovus Board of Directors has the discretion to exempt any acquisition of company securities from the provisions of the shareholder rights plan. The plan may be terminated by the Board at any time prior to the preferred stock purchase rights being triggered.
     The issuance of the preferred stock purchase rights will not affect Synovus’ reported earnings per share and is not taxable to Synovus or its shareholders.
Dividends
     Synovus has historically paid a quarterly cash dividend to the holders of its common stock. Management closely monitors trends and developments in credit quality, liquidity (including dividends from subsidiaries, which are expected to be significantly lower than those received in previous years), financial markets and other economic trends, as well as regulatory requirements regarding the payment of dividends, all of which impact Synovus’ capital position, and will continue to periodically review dividend levels to determine if they are appropriate in light of these factors and the restrictions on payment of dividends described below. In the current environment, regulatory restrictions may limit Synovus’ ability to continue to pay dividends. Synovus must inform and consult with the Federal Reserve Board prior to declaring and paying any future dividends, and the Federal Reserve Board could decide at any time that paying any common stock dividends could be an unsafe or unsound banking practice. In addition, Synovus must obtain the prior approval of the Banking Commissioner of the State of Georgia prior to increasing the cash dividend on Synovus’ common stock above the current level of $0.01 per share. See “Part I-Business-Supervision, Regulation and Other Factors-Dividends,” “Risk factors-Business Risks-We presently are subject to, and in the future may become subject to additional supervisory actions and/or enhanced regulation that could have a material negative effect on Synovus’ business, operating flexibility, financial condition, and the value of our common stock,” and “Risk factors-Business risks-We may be unable to pay dividends on our common stock” in Synovus’ 2009 10-K.
     Synovus’ ability to pay dividends is partially dependent upon dividends and distributions that it receives from its banking and non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities. Dividends from subsidiaries in 2009 were, and Synovus expects that dividends from subsidiaries in 2010 will be, significantly lower than those received in previous years.
     Synovus declared dividends of $0.01 per common share during the three months ended March 31, 2010 and 2009. In March 2009, Synovus announced that its Board of Directors voted to reduce its dividend from $0.06 to $0.01 per share, or 83%, to enable Synovus to further preserve its capital base.

Management’s Discussion and Analysis
     In addition to dividends paid on its common stock, Synovus paid dividends of $12.1 million to the Treasury on the Series A Preferred Stock during the three months ended March 31, 2010 and $7.5 million during the three months ended March 31, 2009.
     Synovus’ participation in the Capital Purchase Program restricts its ability to increase the quarterly cash dividends payable on Synovus’ common stock (without consent of the Treasury) until the earlier of December 19, 2011, or until Synovus has redeemed the Series A Preferred Stock in whole or the Treasury has transferred the Series A preferred stock to a third party. In addition, Synovus must seek the Federal Reserve’s permission to increase the quarterly dividend on its common stock above $0.01 per common share. Synovus is presently subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on business, operating flexibility, financial condition, and the value of Synovus common stock. See “Part I-Business-Supervision, Regulation and Other Factors-Dividends,” “Risk factors-Business Risks-We presently are subject to, and in the future may become subject to additional supervisory actions and/or enhanced regulation that could have a material negative effect on Synovus’ business, operating flexibility, financial condition, and the value of our common stock,” and “Risk factors-Business risks-We may be unable to pay dividends on our common stock” in Synovus’ 2009 10-K and Synovus’ April 26 8-K.
Recently Issued Accounting Standards
     In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815),” (ASU 2010-11). ASU 2010-11 provides amendments to ASC 815-15, “Derivatives and Hedging-Embedded Derivatives.” ASU 2010-11 clarifies application of the embedded derivative scope exception in ASC 815-15-15-8 and 15-9 for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another, which should not be subject to bifurcation and separate accounting. ASU 2010-11 primarily affect entities that hold or issue investments in financial instruments that contain embedded credit derivative features (including entities that consolidate a variable interest entity that issues financial instruments containing embedded credit derivative features), and its provisions could affect the accounting for many types of financial instruments, including collateralized debt obligations (CDOs) and synthetic CDOs. In initially adopting the amendments in ASU 2010-11, and entity may irrevocably elect the fair value option for any investment in a beneficial interest in a securitized financial asset. Synovus does not expect that the provisions of ASU 2010-11, which are effective for the first fiscal quarter beginning after June 15, 2010, will have an impact on Synovus’ financial position, results of operations or cash flows.
Non-GAAP Financial Measures
     The measures entitled pre-tax, pre-credit costs income; fundamental non-interest expense; net interest margin excluding the negative impact of non-performing assets; core deposits; the tangible common equity to tangible assets ratio; and the tangible common equity to risk-weighted assets are not measures recognized under U.S. GAAP, and therefore are considered non-GAAP financial measures. The most comparable GAAP measures are income (loss) before income taxes, total non-interest expense, net interest margin, total deposits, and the ratio of total common shareholders’ equity to total assets, respectively.
     Management uses these non-GAAP financial measures to assess the performance of Synovus’ core business and the strength of its capital position. Synovus believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist investors in evaluating Synovus’ operating results, financial strength and capital position. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures at other companies. Pre-tax, pre-credit costs income is a measure used by management to evaluate core operating results exclusive of credit costs as well as certain non-core expenses such as goodwill impairment charges, restructuring charges, and Visa litigation expense (recovery). Fundamental non-interest expense is a measure used by management to evaluate core non-interest expense exclusive of other credit costs, FDIC insurance expense, restructuring charges, Visa litigation expense (recovery), and goodwill impairment charges. Net interest margin excluding the impact of non-performing assets is a measure used by management

Management’s Discussion and Analysis
to measure the net interest margin exclusive of the impact of non-performing assets and associated net interest charge-offs on the net interest margin. Core deposits is a measure used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. Total risk-weighted assets is a required measure used by banks and financial institutions in reporting regulatory capital and regulatory capital ratios to Federal and state regulatory agencies. The tangible common equity to tangible assets ratio and the tangible common equity to risk-weighted assets ratio are used by management and investment analysts to assess the strength of Synovus’ capital position.
     The computations of pre-tax, pre-credit costs income; fundamental non-interest expense; net interest margin excluding the impact of non-performing assets; core deposits; the tangible common equity to tangible assets ratio; and the tangible common equity to risk-weighted assets, and the reconciliation of these measures to income (loss) before income taxes, total non-interest expense, net interest margin, total deposits, and the ratio of total common shareholders’ equity to total assets are set forth in the tables below.

Reconciliation of Non-GAAP Financial Measures

	March 31,	December 31,	March 31,
(dollars in thousands)	2010	2009	2009
Tangible Common Equity Ratios
Total risk-weighted assets	$25,767,271	26,781,973	31,236,550
Total assets	$32,439,438	32,831,418	34,547,432
Goodwill	(24,431)	(24,431)	(39,521)
Other intangible assets, net	(15,556)	(16,649)	(20,064)

Tangible assets	$32,399,451	32,790,338	34,487,847

Total shareholders’ equity	$2,616,743	2,851,041	3,637,979
Goodwill	(24,431)	(24,431)	(39,521)
Other intangible assets, net	(15,556)	(16,649)	(20,064)
Cumulative perpetual preferred stock	(930,433)	(928,207)	(921,728)

Tangible common equity	$1,646,323	1,881,754	2,656,666

Total common shareholders’ equity to total assets (1)	5.20%	5.86	7.86
Tangible common equity to tangible assets	5.08%	5.74	7.70
Tangible common equity to risk-weighted assets	6.39%	7.03	8.51

Core Deposits
Total deposits	$27,180,048	27,433,533	27,947,986
National market brokered deposits	(4,642,345)	(5,039,328)	(5,258,841)

Core deposits	$22,537,703	22,394,205	22,689,145

Net Interest Margin Excluding the Negative Impact of Non-performing Assets
Average earning assets (2)	$29,816,791	31,402,913	32,425,793
Net interest income (taxable equivalent)	249,978	257,058	244,420
Add: Negative impact of non-performing assets on net interest income (3)	27,863	30,102	26,371

Net interest income excluding the negative impact of non-performing assets	$277,841	287,160	270,791

Net interest margin	3.39%	3.25	3.05
Add: Negative impact of non-performing assets on net interest margin	0.38	0.38	0.33

Net interest margin excluding the negative impact of non-performing assets	3.77%	3.63	3.38

(1)	Total shareholders’ equity less preferred stock divided by total assets.

(2)	Quarterly average balance.

(3)	Represents pro forma interest income on non-performing loans at current commercial loan portfolio yield, carrying cost of ORE, and net interest charge-offs on loans recognized during the quarter.

Management’s Discussion and Analysis

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2010	2009	2009
Pre-Tax Pre-Credit Costs Income
Income (loss) before income taxes	$(275,180)	(243,929)	(223,852)
Add: Provision for losses on loans	340,948	387,114	290,437
Add: Other credit costs (4)	53,562	40,659	54,277
Add: Goodwill impairment	—	14,849	—
Add: Restructuring costs	—	(347)	6,358
Less: Net litigation contingency recovery	—	(2,374)	—
Less: Gain on sale of Visa shares	—	(51,900)	—

Pre-tax pre-credit costs income	$119,330	144,072	127,220

Fundamental Non-Interest Expense
Total non-interest expense	$252,797	249,493	261,039
Less: Other credit costs (4)	(53,562)	(40,659)	(54,277)
Less: FDIC insurance expense	(16,555)	(16,675)	(11,671)
Less: Restructuring charges	—	347	(6,358)
Less: Net litigation contingency recovery	—	2,374	—
Less: Goodwill impairment expense	—	(14,849)	—

Fundamental non-interest expense	$182,680	180,031	188,733

(4)	Other credit costs consist primarily of losses on ORE, reserve for unfunded commitments, and charges related to other loans held for sale.

ITEM 3 - QUANTITATIVE AND
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
     Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0% to 0.25%. Due to short-term interest rates being at or near 0% at this time, only rising rate scenarios have been modeled. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points to determine the sensitivity of net interest income for the next twelve months. As of March 31, 2010, the interest rate sensitivity of Synovus has not significantly changed as compared to December 31, 2009. Synovus continues to maintain a moderately asset sensitive position which would be expected to benefit net interest income in a rising interest rate environment. Several factors could serve to diminish this asset sensitivity, the primary of which would be an increase in the expected level of deposit pricing competition. The following table represents the estimated sensitivity of net interest income to these changes in short term interest rates at March 31, 2010, with comparable information for December 31, 2009.

	Estimated % Change in Net Interest Income as Compared to
	Unchanged Rates (for the next twelve months)
Change in Short-Term Interest
Rates (in basis points)	March 31, 2010	December 31, 2009
+ 200	2.4%	2.5%
+ 100	1.7%	0.9%

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

ITEM 4 - CONTROLS AND PROCEDURES
     Synovus has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of Synovus’ management, including the chief executive officer and chief financial officer. Based on this evaluation, these officers have concluded that disclosure controls and procedures are effective in timely alerting them to material information relating to Synovus (including its consolidated subsidiaries) required to be included in periodic SEC filings. No change in Synovus’ internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS
     Synovus and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of its business. In the ordinary course of business, Synovus and its subsidiaries are also subject to regulatory examinations, information gathering requests, inquiries, and investigations. Synovus establishes accruals for litigation and regulatory matters when those matters present loss contingencies that Synovus determines to be both probable and reasonably estimable. Based on current knowledge, advice of counsel and available insurance coverage, management does not believe that the eventual outcome of pending litigation and/or regulatory matters, including those described below, will have a material adverse effect on Synovus’ consolidated financial condition, results of operations or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to Synovus’ results of operations for any particular period.
     Synovus is a member of the Visa USA network. Under Visa USA bylaws, Visa members are obligated to indemnify Visa USA and/or its parent company, Visa, Inc., for potential future settlement of, or judgments resulting from, certain litigation, which Visa refers to as the “covered litigation”. Synovus’ indemnification obligation is limited to its membership proportion of Visa USA. See Note 18 of Notes to Consolidated Financial Statements of Synovus’ 2009 10-K for further discussion of the Visa litigation.
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
     CB&T and the FDIC also entered into an Order for Restitution pursuant to which CB&T agreed to establish and maintain an account in the amount of $7.5 million to ensure the availability of restitution with respect to categories of consumers, specified by the FDIC, who activated Aspire credit card accounts issued pursuant to the Affinity Agreement on or before May 31, 2005. The FDIC may require the account to be applied if, and to the extent that, CompuCredit defaults, in whole or in part, on its obligation to pay restitution to any consumers required under the settlement agreements CompuCredit entered into with the FDIC and the Federal Trade Commission (FTC) on December 19, 2008. Those settlement agreements require CompuCredit to credit approximately $114 million to certain customer accounts that were opened between 2001 and 2005 and subsequently charged off or were closed with no purchase activity. CompuCredit has stated that this restitution involves mostly non-cash credits – in effect, reversals of amounts for which payments were never received. In addition, CompuCredit has stated that cash refunds to consumers are estimated to be approximately $3.7 million. This $7.5 million account represents a contingent liability of CB&T. At December 31, 2009, CB&T has not recorded a liability for this contingency. Any amounts paid from the restitution account are expected to be subject to the indemnification provisions of the Affinity Agreement described above. Synovus does not currently expect that the settlement will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

     On May 23, 2008, CompuCredit and its wholly owned subsidiary, CompuCredit Acquisition Corporation, sued CB&T and Synovus in the State Court of Fulton County, Georgia, alleging breach of contract with respect to the Affinity Agreement. This case has subsequently been transferred to Georgia Superior Court, CompuCredit Corp,. v. Columbus Bank and Trust Co., Case No. 08-CV-157010 (Ga. Super Ct.) (the “Superior Court Litigation”). CompuCredit seeks compensatory and general damages in an unspecified amount, a full accounting of the shares received by CB&T and Synovus in connection with the MasterCard and Visa initial public offerings and remittance of certain of those shares to CompuCredit, and the transfer of accounts under the Affinity Agreement to a third-party. The parties are actively engaged in settlement discussions to resolve the Superior Court Litigation. Although no assurances can be given as to whether the litigation will settle, Synovus recorded a contingent liability in the amount of $10.5 million in the third quarter of 2009 relating to this potential settlement. CB&T and Synovus intend to continue to vigorously defend themselves against these allegations. Based on current knowledge and advice of counsel, management does not believe that the eventual outcome of this case will have a material adverse effect on Synovus’ consolidated financial condition, results of operations or cash flows. It is possible, however, that in the event of unexpected future developments the ultimate resolution of this matter, if unfavorable, may be material to Synovus’ results of operations for any particular period.
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
     On July 7, 2009, the City of Pompano Beach General Employees’ Retirement System filed suit against Synovus, and certain of Synovus’ current and former officers, in the United States District Court, Northern District of Georgia (Civil Action File No. 1 09-CV-1811) (the “Securities Class Action”) alleging, among other things, that Synovus and the named individual defendants misrepresented or failed to disclose material facts that artificially inflated Synovus’ stock price in violation of the federal securities laws, including purported exposure to Synovus’ Sea Island lending relationship and the impact of real estate values as a threat to Synovus’ credit, capital position, and business, and failed to adequately and timely record losses for impaired loans. The plaintiffs in the Securities Class Action seek damages in an unspecified amount.
     On November 4, 2009, a shareholder filed a putative derivative action purportedly on behalf of Synovus in the United States District Court, Northern District of Georgia (Civil Action File No. 1 09-CV-3069) (the “Federal Shareholder Derivative Lawsuit”), against certain current and/or former directors and executive officers of Synovus. The Federal Shareholder Derivative Lawsuit asserts that the individual defendants violated their fiduciary duties based upon substantially the same facts as alleged in the Securities Class Action described above. The plaintiff is seeking to recover damages in an unspecified amount and equitable and/or injunctive relief.
     On December 1, 2009, the Court consolidated the Securities Class Action and Federal Shareholder Derivative Lawsuit for discovery purposes, captioned In re Synovus Financial Corp., 09-CV-1811-JOF, holding that the two cases involve “common issues of law and fact.”
     On December 21, 2009, a shareholder filed a putative derivative action purportedly on behalf of Synovus in the Superior Court of Fulton County, Georgia (the “State Shareholder Derivative Lawsuit”), against certain current and/or former directors and executive officers of Synovus. The State Shareholder Derivative Lawsuit asserts that the individual defendants violated their fiduciary duties based upon substantially the same facts as alleged in the Federal Shareholder Derivative Lawsuit described above. The plaintiff is seeking to recover damages in an unspecified amount and equitable and/or injunctive relief.

     Synovus and the individual named defendants collectively intend to vigorously defend themselves against the Securities Class Action and Shareholder Derivative Lawsuit allegations. There are significant uncertainties involved in any potential class action and derivative litigation. Based upon information that presently is available to it, Synovus’ management is unable to predict the outcome of the purported Securities Class Action and Shareholder Derivative Lawsuits and cannot currently reasonably determine the probability of a material adverse result or reasonably estimate a range of potential exposure, if any. Although the ultimate outcome of these lawsuits cannot be ascertained at this time, based upon information that presently is available to it, Synovus’ management presently does not believe that the Securities Class Action or the Shareholder Derivative Lawsuits, when resolved, will have a material adverse effect on Synovus’ consolidated financial condition, results of operations, or cash flows.
     Synovus has received a letter from the SEC Atlanta regional office, dated December 15, 2009, informing Synovus that it is conducting an informal inquiry “to determine whether any person or entity has violated the federal securities laws.” The SEC has not asserted, nor does management believe, that Synovus or any person or entity has committed any securities violations. Synovus intends to cooperate fully with the SEC’s informal inquiry. Based upon information that presently is available to it, Synovus’ management is unable to predict the outcome of the informal SEC inquiry and cannot currently reasonably determine the probability of a material adverse result or reasonably estimate a range of potential exposure, if any. Although the ultimate outcome of this informal inquiry cannot be ascertained at this time, based upon information that presently is available to it, Synovus’ management presently does not believe that the informal inquiry, when resolved, will have a material adverse effect on Synovus’ consolidated financial condition, results of operations, or cash flows.

ITEM 1A - RISK FACTORS
     In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” Synovus’ 2009 10-K and Synovus’ April 26 8-K which could materially affect its business, financial position, results of operations, cash flows, or future results. The risks described in Synovus’ 2009 10-K and Synovus’ April 26 8-K are not the only risks facing Synovus. Additional risks and uncertainties not currently known to Synovus or that are currently deemed to be immaterial also may materially adversely affect Synovus’ business, financial position, results of operations or cash flows, or future results.
     There were no material changes during the period covered by this report to the risk factors previously disclosed in Synovus’ 2009 10-K and Synovus’ April 26 8-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS
     In prior periods, Synovus received previously owned shares of its common stock in payment of the exercise price of stock options and shares withheld to cover taxes on vesting for non-vested shares granted. No shares of Synovus’ common stock were delivered during the three months ended March 31, 2010.

ITEM 6 - EXHIBITS

(a) Exhibits	Description

3.1
Articles of Incorporation of Synovus, as amended, incorporated by reference to Exhibit 3.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006.

3.2
Articles of Amendment to Articles of Incorporation of Synovus incorporated by reference to Exhibit 3.1 of Synovus’ Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 17, 2008.

3.3
Articles of Amendment to Articles of Incorporation of Synovus establishing the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 3.1 of Synovus’ Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

3.4
Articles of Amendment to Articles of Incorporation of Synovus establishing the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 3.2 of Synovus’ Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

3.5
Articles of Amendment to Articles of Incorporation of Synovus increasing the number of authorized shares of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Report on Form 8-K dated April 22, 2010, as filed with the SEC on April 27, 2010.

3.6
Articles of Amendment to Articles of Incorporation of Synovus establishing the terms of the Series B Participating Cumulative Perpetual Preferred Stock, incorporated by reference to Exhibit 3.2 of Synovus’ Report on Form 8-K dated April 22, 2010, as filed with the SEC on April 27, 2010.

3.7	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Report on Form 8-K date January 28, 2010, as filed with the SEC on January 29, 2010.

4.1
Shareholder Rights Plan, dated as of April 26, 2010, between Synovus Financial Corp. and Mellon Investor Services LLC, as Rights Agent, which includes the Form of Articles of Amendment to the Articles of Incorporation of Synovus Financial Corp. (Series B Participating Cumulative Preferred Stock) as Exhibit A, the Summary of Terms of the Rights Agreement as Exhibit B and the Form of Right Certificate as Exhibit C, incorporated by reference to Exhibit 4.1 of Synovus’ Current Report on Form 8-K dated April 26, 2010, as filed with the SEC on April 26, 2010.

4.2
Junior Subordinated Debt Indenture dated May 4, 2010, between Synovus Financial Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus’ Current Report on Form 8-K dated May 4, 2010, as filed with the SEC on May 4, 2010.

4.3
Form of First Supplemental Indenture dated May 4, 2010, between Synovus Financial Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 of Synovus’ Current Report on Form 8-K dated May 4, 2010 as filed with the SEC on May 4, 2010.

4.4
Purchase Contract Agreement dated May 4, 2010 among Synovus Financial Corp., The Bank of New York Mellon Trust Company, N.A., as purchase contract agent, and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.3 of Synovus’ Current Report on Form 8-K dated May 4, 2010 as filed with the SEC on May 4, 2010.

4.5
Indenture, dated as of February 18, 2003, between Synovus Financial Corp. and The Bank of New York Trust Company of Florida, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus’ Registration Statement on Form S-4 (No. 333-104625) filed with the SEC on April 18, 2003.

4.6
Indenture, dated as of June 20, 2005, between Synovus Financial Corp. and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus’ Registration Statement on Form S-4 (No. 333-126767) filed with the SEC on July 21, 2005.

10.2
Form of Waiver to be executed by senior executive officers of Synovus Financial Corp. incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 29, 2010, as filed with the SEC on January 29, 2010.

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.
Date: May 10, 2010	BY:	/s/ Thomas J. Prescott
Thomas J. Prescott
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1
Articles of Incorporation of Synovus, as amended, incorporated by reference to Exhibit 3.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006.

3.2
Articles of Amendment to Articles of Incorporation of Synovus incorporated by reference to Exhibit 3.1 of Synovus’ Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 17, 2008.

3.3
Articles of Amendment to Articles of Incorporation of Synovus establishing the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 3.1 of Synovus’ Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

3.4
Articles of Amendment to Articles of Incorporation of Synovus establishing the terms of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 3.2 of Synovus’ Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

3.5
Articles of Amendment to Articles of Incorporation of Synovus increasing the number of authorized shares of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Report on Form 8-K dated April 22, 2010, as filed with the SEC on April 27, 2010.

3.6
Articles of Amendment to Articles of Incorporation of Synovus establishing the terms of the Series B Participating Cumulative Perpetual Preferred Stock, incorporated by reference to Exhibit 3.2 of Synovus’ Report on Form 8-K dated April 22, 2010, as filed with the SEC on April 27, 2010.

3.7	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Report on Form 8-K date January 28, 2010, as filed with the SEC on January 29, 2010.

4.1
Shareholder Rights Plan, dated as of April 26, 2010, between Synovus Financial Corp. and Mellon Investor Services LLC, as Rights Agent, which includes the Form of Articles of Amendment to the Articles of Incorporation of Synovus Financial Corp. (Series B Participating Cumulative Preferred Stock) as Exhibit A, the Summary of Terms of the Rights Agreement as Exhibit B and the Form of Right Certificate as Exhibit C, incorporated by reference to Exhibit 4.1 of Synovus’ Current Report on Form 8-K dated April 26, 2010, as filed with the SEC on April 26, 2010.

4.2
Junior Subordinated Debt Indenture dated May 4, 2010, between Synovus Financial Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus’ Current Report on Form 8-K dated May 4, 2010, as filed with the SEC on May 4, 2010.

4.3
Form of First Supplemental Indenture dated May 4, 2010, between Synovus Financial Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 of Synovus’ Current Report on Form 8-K dated May 4, 2010 as filed with the SEC on May 4, 2010.

4.4
Purchase Contract Agreement dated May 4, 2010 among Synovus Financial Corp., The Bank of New York Mellon Trust Company, N.A., as purchase contract agent, and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.3 of Synovus’ Current Report on Form 8-K dated May 4, 2010 as filed with the SEC on May 4, 2010.

4.5
Indenture, dated as of February 18, 2003, between Synovus Financial Corp. and The Bank of New York Trust Company of Florida, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus’ Registration Statement on Form S-4 (No. 333-104625) filed with the SEC on April 18, 2003.

4.6
Indenture, dated as of June 20, 2005, between Synovus Financial Corp. and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus’ Registration Statement on Form S-4 (No. 333-126767) filed with the SEC on July 21, 2005.

10.2	Form of Waiver to be executed by senior executive officers of Synovus Financial Corp.
incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 29, 2010, as filed with the SEC on January 29, 2010.

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report