Form 10-Q
period 2010-06-30
SYNOVUS FINANCIAL CORP
filed 2010-08-09
CIK 18349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes ☒            No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐            No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	July 31, 2010
Common Stock, $1.00 Par Value	785,055,332 shares

SYNOVUS FINANCIAL CORP.

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

SYNOVUS FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
(in thousands, except share data)	2010	2009
ASSETS
Cash and due from banks	$589,158	564,482
Interest bearing funds with Federal Reserve Bank	3,657,548	1,901,847
Interest earning deposits with banks	10,608	12,534
Federal funds sold and securities purchased under resale agreements	159,993	203,959
Trading account assets, at fair value	20,009	14,370
Mortgage loans held for sale, at fair value	144,705	138,056
Other loans held for sale	50,208	36,816
Investment securities available for sale, at fair value	3,328,426	3,188,735
Loans, net of unearned income	23,342,945	25,383,068
Allowance for loan losses	(834,522)	(943,725)

Loans, net	22,508,423	24,439,343

Premises and equipment, net	565,981	580,375
Goodwill	24,431	24,431
Other intangible assets, net	14,505	16,649
Other assets	1,308,345	1,709,821

Total assets	$32,382,340	32,831,418

LIABILITIES AND EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$4,250,514	4,172,697
Interest bearing deposits	22,007,049	23,260,836

Total deposits	26,257,563	27,433,533
Federal funds purchased and other short-term borrowings	476,598	475,062
Long-term debt	1,876,571	1,751,592
Other liabilities	325,374	299,730

Total liabilities	28,936,106	29,959,917

Equity
Shareholders’ equity:
Cumulative perpetual preferred stock – no par value. Authorized 100,000,000 shares; 967,870 issued and outstanding at June 30, 2010 and December 31, 2009	932,695	928,207
Common stock - $1.00 par value. Authorized 1,200,000,000 shares; issued 790,748,724 in 2010 and 495,513,957 in 2009; outstanding 785,056,302 in 2010 and 489,828,319 in 2009	790,749	495,514
Additional paid-in capital	2,346,901	1,605,097
Treasury stock, at cost - 5,692,422 shares in 2010 and 5,685,638 shares in 2009	(114,174)	(114,155)
Accumulated other comprehensive income	101,073	84,806
Accumulated deficit	(633,312)	(148,428)

Total shareholders’ equity	3,423,932	2,851,041
Non-controlling interest in subsidiaries	22,302	20,460

Total equity	3,446,234	2,871,501

Total liabilities and equity	$32,382,340	32,831,418

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Interest income:
Loans, including fees	$603,801	672,152	299,035	335,923
Investment securities available for sale	69,482	89,853	34,413	44,341
Trading account assets	422	611	228	277
Mortgage loans held for sale	3,148	6,704	1,824	3,322
Other loans held for sale	21	29	6	29
Federal funds sold and securities purchased under resale agreements	102	239	61	41
Interest on Federal Reserve Bank balances	3,547	989	2,168	509
Interest earning deposits with banks	11	308	4	49

Total interest income	680,534	770,885	337,739	384,491

Interest expense:
Deposits	159,772	249,009	76,065	116,715
Federal funds purchased and other short-term borrowings	1,087	1,887	544	1,046
Long-term debt	20,770	20,141	11,091	10,122

Total interest expense	181,629	271,037	87,700	127,883

Net interest income	498,905	499,848	250,039	256,608
Provision for losses on loans	639,851	921,963	298,904	631,526

Net interest expense after provision for losses on loans	(140,946)	(422,115)	(48,865)	(374,918)

Non-interest income:
Service charges on deposit accounts	54,155	58,401	27,876	29,702
Fiduciary and asset management fees	22,695	21,471	11,357	10,657
Brokerage and investment banking income	12,699	14,393	6,768	7,521
Mortgage banking income	12,132	23,912	6,318	14,590
Bankcard fees	19,315	17,505	9,800	9,144
Investment securities (losses) gains, net	(431)	—	17	—
Increase in fair value of private equity investments, net	2,181	8,090	1,283	8,090
Other fee income	10,932	16,412	5,402	8,722
Gain from sale of MasterCard shares	—	8,351	—	8,351
Other non-interest income	10,013	19,054	5,174	6,425

Total non-interest income	143,691	187,589	73,995	103,202

Non-interest expense:
Salaries and other personnel expense	207,951	219,594	103,929	108,508
Net occupancy and equipment expense	60,565	62,029	30,588	30,544
FDIC insurance and other regulatory fees	36,615	43,060	18,970	30,061
Foreclosed real estate expense	91,948	218,734	46,440	172,404
Losses on other loans held for sale	73	1,095	12	1,160
Goodwill impairment	—	241	—	241
Professional fees	20,976	17,285	11,595	10,340
Data processing expense	22,007	23,545	11,323	11,166
Restructuring charges	—	6,755	—	397
Other operating expenses	71,424	62,640	35,905	29,115

Total non-interest expense	511,559	654,978	258,762	393,936

Loss from continuing operations before income taxes	(508,814)	(889,504)	(233,632)	(665,652)
Income tax benefit	(21,395)	(165,968)	(5,057)	(80,059)

Loss from continuing operations	(487,419)	(723,536)	(228,575)	(585,593)
Income from discontinued operations, net of income taxes and non-controlling interest	43,162	2,555	—	1,340

Net loss	(444,257)	(720,981)	(228,575)	(584,253)
Net (loss) income attributable to non-controlling interest	(590)	2,620	(381)	2,677

Net loss attributable to controlling interest	(443,667)	(723,601)	(228,194)	(586,930)
Dividends and accretion of discount on preferred stock	28,685	28,417	14,360	14,225

Net loss available to common shareholders	$(472,352)	(752,018)	(242,554)	(601,155)

Basic loss per common share:
Net loss from continuing operations attributable to common shareholders	$(0.88)	(2.29)	(0.36)	(1.83)

Net loss attributable to common shareholders	(0.81)	(2.28)	(0.36)	(1.82)

Diluted loss per common share:

Net loss from continuing operations attributable to common shareholders	$(0.88)	(2.29)	(0.36)	(1.83)

Net loss attributable to common shareholders	(0.81)	(2.28)	(0.36)	(1.82)

Weighted average common shares outstanding:
Basic	583,697	329,818	676,753	329,850

Diluted	583,697	329,818	676,753	329,850

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Retained Earnings	Non- Controlling Interest	Total
Balance at December 31, 2008	$919,635	336,011	1,165,875	(114,117)	129,253	1,350,501	32,349	3,819,507
Net (loss) income	—	—	—	—	—	(723,601)	2,620	(720,981)
Other comprehensive loss, net of tax:
Net unrealized loss on cash flow hedges	—	—	—	—	(11,689)	—	—	(11,689)
Change in unrealized gains/losses on investment securities available for sale, net of reclassification adjustment	—	—	—	—	(12,136)	—	—	(12,136)
Amortization of postretirement unfunded health benefit	—	—	—	—	92	—	—	92

Other comprehensive loss	—	—	—	—	(23,733)	—	—	(23,733)

Comprehensive loss	—	—	—	—	—	—	—	(744,714)

Cash dividends declared on common stock — $0.02 per share	—	—	—	—	—	(6,620)	—	(6,620)
Cash dividends paid on preferred stock — $20.28 per share	—	—	—	—	—	(19,626)	—	(19,626)
Accretion of discount on preferred stock	4,220	—	—	—	—	(4,220)	—	—
Treasury shares purchased	—	—	—	(29)	—	—	—	(29)
Issuance of non-vested stock, net of forfeitures	—	(26)	26	—	—	—	—	—
Restricted share unit activity	—	38	(38)	—	—	—	—	—
Share-based compensation expense	—	—	5,124	—	—	—	—	5,124
Stock options exercised	—	36	217	—	—	—	—	253
Share-based compensation tax deficiency	—	—	(765)	—	—	—	—	(765)
Change in ownership at majority-owned subsidiary	—	—	200	—	—	—	1,833	2,033

Balance at June 30, 2009	$923,855	336,059	1,170,639	(114,146)	105,520	596,434	36,802	3,055,163

Balance at December 31, 2009	$928,207	495,514	1,605,097	(114,155)	84,806	(148,428)	20,460	2,871,501
Net loss	—	—	—	—	—	(443,667)	(590)	(444,257)
Other comprehensive income (loss), net of tax:
Net unrealized loss on cash flow hedges	—	—	—	—	(6,580)	—	—	(6,580)
Change in unrealized gains/losses on investment securities available for sale, net of reclassification adjustment	—	—	—	—	23,575	—	—	23,575
Amortization of postretirement unfunded health benefit	—	—	—		(728)		—	(728)

Other comprehensive income	—	—	—	—	16,267	—	—	16,267

Comprehensive loss								(427,990)

Cash dividends declared on common stock — $0.02 per share	—	—	—	—	—	(12,749)	—	(12,749)
Cash dividends paid on preferred stock — $25.00 per share	—	—	—	—	—	(24,197)	—	(24,197)
Accretion of discount on preferred stock	4,488	—	—	—	—	(4,488)	—	—
Issuance of common stock, net of issuance costs	—	293,250	475,761	—	—	—	—	769,011
Issuance of prepaid common stock purchase contracts	—	—	265,503	—	—	—	—	265,503
Settlement of prepaid common stock purchase contracts	—	1,959	(1,959)	—	—	—	—	—
Treasury shares purchased	—	—	—	(19)	—	—	—	(19)
Issuance of non-vested stock, net of forfeitures	—	(6)	6	—	—	—	—	—
Restricted share unit activity	—	31	(31)	—	—	—	—	—
Share-based compensation expense	—	—	4,296	—	—	—	—	4,296
Stock options exercised	—	1	—	—	—	—	—	1
Share-based compensation tax deficiency	—	—	(1,772)	—	—	—	—	(1,772)
Change in ownership at majority-owned subsidiary	—	—	—	—	—	217	2,432	2,649

Balance at June 30, 2010	$932,695	790,749	2,346,901	(114,174)	101,073	(633,312)	22,302	3,446,234

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(in thousands)	2010	2009
Operating activities
Net loss	$(444,257)	(720,981)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on loans	639,851	921,963
Depreciation, amortization, and accretion, net	21,772	30,028
Deferred income tax (benefit) expense	(6,315)	135,039
Decrease in interest receivable	16,506	25,972
Decrease in interest payable	(6,663)	(10,965)
(Increase) decrease in trading account assets	(5,639)	3,826
Originations of mortgage loans held for sale	(543,309)	(1,276,341)
Proceeds from sales of mortgage loans held for sale	544,965	1,101,446
Gain on sale of mortgage loans held for sale	(4,818)	(9,934)
Decrease (increase) in prepaid and other assets	347,292	(159,268)
Increase (decrease) in accrued salaries and benefits	2,328	(15,587)
Increase (decrease) in other liabilities	27,035	(48,531)
Investment securities losses, net	431	–
Loss on sale of other loans held for sale	73	1,095
Loss on other real estate	79,302	205,469
Increase in fair value of private equity investments, net	(2,181)	(8,090)
Gain on sale of MasterCard shares	–	(8,351)
Gain on sale of merchant services business	(69,466)	–
Share-based compensation	4,296	5,122
Other, net	(1,445)	(2,240)

Net cash provided by operating activities	599,758	169,672

Investing activities
Net increase in interest earning deposits with banks	1,926	3,536
Net decrease in federal funds sold and securities purchased under resale agreements	43,966	217,373
Net (increase) decrease in interest bearing funds with Federal Reserve Bank	(1,755,701)	435,948
Proceeds from maturities and principal collections of investment securities available for sale	488,612	470,295
Proceeds from sales of investment securities available for sale	244	–
Purchases of investment securities available for sale	(589,495)	(277,042)
Proceeds from sale of loans	154,627	120,284
Proceeds from sale of other loans held for sale	39,514	11,964
Proceeds from sale of other real estate	142,006	164,493
Net decrease (increase) in loans	884,766	(773,837)
Proceeds from sale of merchant services business	69,466	–
Purchases of premises and equipment	(11,193)	(21,837)
Proceeds from disposals of premises and equipment	1,630	2,671
Proceeds from sale of MasterCard Shares	–	8,351

Net cash (used in) provided by investing activities	(529,632)	362,199

Financing activities
Net (decrease) increase in demand and savings deposits	(71,122)	73,536
Net decrease in certificates of deposit	(1,104,848)	(1,266,901)
Net increase in federal funds purchased and other short-term borrowings	1,536	854,390
Principal repayments on long-term debt	(91,866)	(756,987)
Proceeds from issuance of long-term debt	220,355	525,000
Treasury shares purchased	(19)	(29)
Dividends paid to common shareholders	(9,803)	(23,132)
Dividends paid to preferred shareholders	(24,197)	(19,626)
Proceeds from the issuance of prepaid common stock purchase contracts	265,503	–
Proceeds from issuance of common stock	769,011	253

Net cash used in financing activities	(45,450)	(613,496)

Increase (decrease) in cash and due from banks	24,676	(81,625)
Cash and due from banks at beginning of period	564,482	524,327

Cash and due from banks at end of period	$589,158	442,702

See accompanying notes to consolidated financial statements.

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

A substantial portion of Synovus’ loans are secured by real estate in five southeastern states (Georgia, Alabama, Florida, South Carolina, and Tennessee). Accordingly, the ultimate collectability of a substantial portion of Synovus’ loan portfolio is susceptible to changes in market conditions in these areas. Total commercial real estate loans represent 41.0% of the total loan portfolio at June 30, 2010. Due to declines in economic indicators and real estate values, the loans in the commercial real estate portfolio may have a greater risk of non-collection than other loans. Based on available information, management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and the ability of borrowers to repay their loans, and management’s plans for disposition. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Synovus’ allowance for loan losses. Such agencies may require Synovus to make changes to the allowance for loan losses based on their judgment about information available to them at the time of their examination.

Goodwill is tested for impairment on an annual basis and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Synovus completed its 2010 annual review as of June 30, 2010 and concluded there was no impairment of goodwill as of this date. At June 30, 2010, $24.4 million of goodwill consists of goodwill associated with two financial management services reporting units.

Certain prior year amounts have been reclassified to conform to the presentation adopted in 2010.

Synovus has evaluated all transactions, events, and circumstances subsequent to the balance sheet date for consideration or disclosure and has reflected or disclosed those items within the consolidated financial statements and related footnotes as deemed appropriate.

Note 2 - Supplemental Cash Flow Information

For the six months ended June 30, 2010, Synovus received income tax refunds of approximately $325.0 million (net of taxes paid) and for the six months ended June 30, 2009, Synovus received income tax refunds (net of taxes paid) of approximately $62.2 million.

For the six months ended June 30, 2010 and 2009, Synovus paid interest of $170.5 million and $256.0 million, respectively.

Non-cash investing activities consisted of loans of approximately $192.5 million and $337.5 million, which were foreclosed and transferred to other real estate during the six months ended June 30, 2010 and 2009, respectively; other loans of approximately $59.2 million and $47.3 million, which were transferred to other loans held for sale during the six months ended June 30, 2010 and 2009, respectively; and other loans held for sale of approximately $1.7 million, which were foreclosed and transferred to other real estate during the six months ended June 30, 2009. There were no other loans held for sale that were foreclosed and transferred to other real estate during the six months ended June 30, 2010.

Note 3 – Discontinued Operations

During 2009, Synovus committed to a plan to sell its merchant services business. The sale was completed on March 31, 2010. Accordingly, the revenues and expenses of the merchant services business have been reported as discontinued operations for the six months ended June 30, 2010 and 2009. Income from discontinued operations for the six and three months ended June 30, 2010 includes the gain on sale of this business. There were no significant assets or liabilities associated with the merchant services business.

	Six Months Ended June 30,			Three Months Ended June 30,
(in thousands)	2010		2009	2010	2009
Merchant services revenue	$73,926	(1)	8,999	$—	4,636
Merchant services expense	3,285		4,697	—	2,380

Merchant services income before taxes	70,641		4,302	—	2,256
Income tax expense	27,479		1,747	—	916

Income from discontinued operations, net of income taxes(2)	$43,162		2,555	$—	1,340

(1)	Includes a pre-tax gain of $69.5 million ($42.4 million net of tax) from the sale of its merchant services business in March 2010.
(2)

Cash flows from discontinued operations were limited to revenues and expenses of discontinued operations as components of income from discontinued operations, net of income taxes. The proceeds from sale of the merchant services business are included as a component of net cash used in investing activities and the gain on sale is included as a component of net cash provided by operating activities in the consolidated statement of cash flows for the six months ended June 30, 2010.

Note 4 - Shareholders’ Equity

Preferred Stock and Warrants to Purchase Common Stock

On December 19, 2008, Synovus issued to the United States Department of the Treasury (Treasury) 967,870 shares of Synovus’ Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value (the Series A Preferred Stock), having a liquidation amount per share equal to $1,000, for a total price of $967,870,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. Under provisions of the American Recovery and Reinvestment Act (ARRA), the Series A Preferred Stock may be redeemed at any time with the consent of the Federal Deposit Insurance Corporation (FDIC). The Series A Preferred Stock is generally non-voting. Consequences of the issuance of the Series A Preferred Stock purchase include certain restrictions on payment of dividends, repurchase or redemption of Synovus’ equity or capital securities, and limits on the tax deductibility of executive compensation.

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

The discount on the preferred shares is being accreted using a constant effective yield over the five-year period preceding the 9% perpetual dividend. Synovus records increases in the carrying amount of the preferred shares resulting from accretion of the discount by charges to (accumulated deficit)/retained earnings.

Common Stock

On May 4, 2010, Synovus completed a public offering of 293,250,000 shares of Synovus’ $1.00 par value common stock at a price of $2.75 per share, generating proceeds of $769.0 million, net of $37.4 million of issuance costs.

Tangible Equity Units (tMEDS)

On May 4, 2010, Synovus completed a public offering of 13,800,000 tangible equity units (tMEDS) with a stated value of $25.00. Each tMEDS unit consists of a prepaid common stock purchase contract and a junior subordinated amortizing note due May 15, 2013. The prepaid common stock purchase contracts have been recorded as additional paid-in-capital (a component of shareholders’ equity), net of issuance costs, and the junior subordinated amortizing notes have been recorded as long-term debt. Issuance costs associated with the debt component were recorded as a prepaid expense, which will be amortized on a straight-line basis over the term of the instrument to May 15, 2013. Synovus allocated the proceeds from the issuance of the tMEDS to equity and debt based on the relative fair values of the respective components of each tMEDS unit. The aggregate values assigned to each component of the tMEDS offering are as follows:

(in thousands, except per unit amounts)	Equity Component	Debt Component	tMEDS Total
Units issued (1)	13,800	13,800	13,800
Unit price	$19.901803	5.098197	25.00
Gross proceeds	274,645	70,355	345,000
Issuance costs	9,142	2,342	11,484

Net proceeds	$265,503	68,013	333,516

Balance sheet impact:
Other assets (prepaid issuance costs)	$—	2,342	2,342
Long-term debt	—	70,355	70,355
Additional paid-in capital	265,503	—	265,503

(1)

There are two components of each tMEDS unit, therefore, there are 13.8 million units of the equity component, 13.8 million units of the debt component, and 13.8 million units of tMEDS, which includes both the debt and equity components.

The fair value of the debt component was determined using a discounted cash flow model using the following assumptions: (1) quarterly cash payments of 2.0625%; (2) a maturity date of May 15, 2013; and (3) an assumed discount rate of 10%. The discount rate used for estimating the fair value was determined by obtaining yields for comparably-rated issuers trading in the market, considering the market yield of existing Synovus subordinated debt, the credit rating of Synovus, as well as the junior nature of the debt. The debt component was recorded at fair value, will be amortized using the level yield method over the term of the instrument, and will be fully amortized at the settlement date of May 15, 2013.

The fair value of the equity component was determined using a Black-Scholes valuation model using the following weighted-average assumptions: (1) risk-free interest rate of 1.77%; (2) expected stock price volatility of 60%; (c) dividend yield of 1.45%; and (4) term of 3.03 years.

Each junior subordinated amortizing note will have an initial principal amount of $5.098197, bear interest at 13.00% per annum, and have a scheduled final installment payment date of May 15, 2013. On each February 15, May 15, August 15, and November 15, commencing on August 15, 2010, Synovus will pay equal quarterly installments of $0.515625 on each amortizing note. Each payment will constitute a payment of interest and a partial repayment of principal.

Each prepaid common stock purchase contract will automatically settle on May 15, 2013 and Synovus will deliver not more than 9.0909 shares and not less than 7.5758 shares of its common stock based on the applicable market value (the average of the volume weighted average price of Synovus common stock for the twenty (20) consecutive trading days immediately preceding May 15, 2013) as follows:

Applicable Market Value of Synovus Common Stock	Settlement Rate
Less than or equal to $2.75	9.0909
Between $2.75 and $3.30	Number of shares equal to $25, divided by the applicable market price
Greater than or equal to $3.30	7.5758

At any time prior to the third business day immediately preceding May 15, 2013, the holder may settle the purchase contract early and receive 7.5758 shares of Synovus common stock. Upon settlement, an amount equal to $1.00 per common share issued will be reclassified from additional paid-in capital to common stock.

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

Comprehensive loss for the six and three months ended June 30, 2010 and 2009 is presented below.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Net loss	$(444,257)	(720,981)	(228,575)	(584,253)
Other comprehensive income (loss), net of tax:
Change in net unrealized gains/losses on cash flow hedges	(6,580)	(11,689)	(1,661)	(7,658)
Change in net unrealized gains/losses on investment securities available for sale, net of reclassification adjustment	23,575	(12,136)	22,786	(11,881)
Amortization of postretirement unfunded health benefit	(728)	92	(774)	46

Other comprehensive income (loss)	16,267	(23,733)	20,351	(19,493)

Comprehensive loss	$(427,990)	(744,714)	(208,224)	(603,746)

Note 6 - Investment Securities

The following table summarizes Synovus’ available for sale investment securities as of June 30, 2010 and December 31, 2009.

	June 30, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$277,018	5,517	—	282,535
Other U.S. Government agency securities	984,628	31,272	(1)	1,015,899
Government agency issued mortgage-backed securities	1,693,280	106,766	—	1,800,046
Government agency issued collateralized mortgage obligations	64,754	1,906	(208)	66,452
State and municipal securities	64,765	1,824	(79)	66,510
Equity securities	9,447	1,034	(748)	9,733
Other investments	86,158	1,093	—	87,251

Total	$3,180,050	149,412	(1,036)	3,328,426

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$121,505	167	(83)	121,589
Other U.S. Government agency securities	900,984	27,174	(532)	927,626
Government agency issued mortgage-backed securities	1,795,688	78,821	(529)	1,873,980
Government agency issued collateralized mortgage obligations	83,632	3,271	—	86,903
State and municipal securities	80,931	2,029	(159)	82,801
Equity securities	9,456	584	(59)	9,981
Other investments	86,744	—	(889)	85,855

Total	$3,078,940	112,046	(2,251)	3,188,735

At June 30, 2010 and December 31, 2009, investment securities with a carrying value of $2.48 billion and $2.38 billion, respectively, were pledged to secure certain deposits, securities sold under repurchase agreements, and Federal Home Loan Bank (FHLB) advances as required by law and contractual agreements.

Synovus has reviewed investment securities that are in an unrealized loss position as of June 30, 2010 in accordance with its accounting policy for other-than-temporary impairment and does not consider them other-than-temporarily impaired. Synovus does not intend to sell its debt securities, and it is more likely than not that Synovus will not be required to sell the securities prior to recovery.

Gross unrealized losses on investment securities and the fair value of the related securities aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010
	Less than 12 Months		12 Months or Longer		Total Fair Value
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	—	—	—	—	—
Other U.S. Government agency securities	24,541	(1)	—	—	24,541	(1)
Government agency issued mortgage-backed securities	—	—	—	—	—	—
Government agency issued collateralized mortgage obligations	20,414	(208)	—	—	20,414	(208)
State and municipal securities	7,433	(79)	—	—	7,433	(79)
Equity securities	4,555	(748)	—	—	4,555	(748)
Other investments	—	—	—	—	—	—

Total	$56,943	(1,036)	—	—	56,943	(1,036)

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total Fair Value
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$19,681	(83)	—	—	19,681	(83)
Other U.S. Government agency securities	71,689	(532)	—	—	71,689	(532)
Government agency issued mortgage-backed securities	145,461	(529)	—	—	145,461	(529)
Government agency issued collateralized mortgage obligations	—	—	—	—	—	—
State and municipal securities	5,833	(105)	1,308	(54)	7,141	(159)
Equity securities	2,756	(59)	—	—	2,756	(59)
Other investments	79,813	(889)	—	—	79,813	(889)

Total	$325,233	(2,197)	1,308	(54)	326,541	(2,251)

The amortized cost and estimated fair value by contractual maturity of investment securities available for sale at June 30, 2010 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
(in thousands)	Amortized Cost	Estimated Fair Value
U.S. Treasury securities:
Within 1 year	$25,371	25,371
1 to 5 years	251,647	257,164
5 to 10 years	—	—
More than 10 years	—	—

Total U.S. Treasury securities	$277,018	282,535

U.S. Government agency securities:
Within 1 year	$184,775	188,460
1 to 5 years	592,999	613,199
5 to 10 years	179,664	184,766
More than 10 years	27,190	29,474

Total U.S. Government agency securities	$984,628	1,015,899

State and municipal securities:
Within 1 year	$8,601	8,680
1 to 5 years	25,666	26,342
5 to 10 years	24,257	25,192
More than 10 years	6,241	6,296

Total state and municipal securities	$64,765	66,510

Other investments:
Within 1 year	$—	—
1 to 5 years	81,580	82,673
5 to 10 years	450	450
More than 10 years	4,128	4,128

Total other investments	$86,158	87,251

Equity securities	$9,447	9,733
Government agency issued mortgage-backed securities	1,693,280	1,800,046
Government agency issued collateralized mortgage obligations	64,754	66,452

Total investment securities	$3,180,050	3,328,426

Within 1 year	$218,747	222,511
1 to 5 years	951,892	979,378
5 to 10 years	204,371	210,408
More than 10 years	37,559	39,898
Equity securities	9,447	9,733
Government agency issued mortgage-backed securities	1,693,280	1,800,046
Government agency issued collateralized mortgage obligations	64,754	66,452

Total	$3,180,050	3,328,426

Note 7 - Other Loans Held for Sale

Loans or pools of loans are transferred to the other loans held for sale portfolio when the intent to hold the loans has changed due to portfolio management or risk mitigation strategies, there is a plan to sell the loans within a reasonable period of time, and the individual loans are specifically identified. The value of the loans or pools of loans is primarily determined by analyzing the underlying collateral of the loan and the anticipated external market prices of similar assets. At the time of transfer, if the estimated net realizable value is less than the carrying amount, the difference is recorded as a charge-off against the allowance for loan losses. Decreases in estimated net realizable value subsequent to the transfer as well as losses (gains) from sale of these loans are recognized as a component of non-interest expense. During the six and three months ended June 30, 2010, Synovus transferred loans with a cost basis totaling $109.8 million and $9.1 million to the other loans held for sale portfolio, respectively. Synovus recognized charge-offs on these loans totaling $50.6 million and $3.4 million for the six and three months ended June 30, 2010, respectively. These charge-offs, which resulted in a new cost basis of $59.2 million and $5.7 million for the loans transferred during the six and three months ended June 30, 2010, were based on the estimated sales price of the loans at the time of transfer.

Note 8 - Loans, Net of Unearned Income

Loans, net of unearned income, at June 30, 2010 and December 31, 2009 are presented below.

(in thousands)	June 30, 2010	December 31, 2009
Investment properties	$5,469,970	5,886,004
1-4 family properties	2,648,227	3,313,613
Land acquisition	1,445,532	1,514,329

Total commercial real estate loans	9,563,729	10,713,946
Commercial and industrial loans	9,732,058	10,476,241
Retail loans	4,062,364	4,212,229

Total loans	23,358,151	25,402,416
Unearned income	(15,206)	(19,348)

Loans, net of unearned income	$23,342,945	25,383,068

Note 9 - Allowance for Loan Losses

Activity in the allowance for loan losses for the six and three months ended June 30, 2010 and 2009 is presented below.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Balance, beginning of period	$943,725	598,301	968,697	642,422
Provision for losses on loans	639,851	921,963	298,904	631,526
Loans charged off, net of recoveries	(749,054)	(601,541)	(433,079)	(355,225)

Balance, end of period	$834,522	918,723	834,522	918,723

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

The carrying value of ORE was $212.4 million and $238.8 million at June 30, 2010 and December 31, 2009, respectively. During the six months ended June 30, 2010 and 2009, approximately $192.5 million and $337.5 million of loans were foreclosed and transferred to other real estate, respectively. During the six months ended June 30, 2010 and 2009, Synovus recognized foreclosed real estate expenses of $91.9 million and $218.7 million, respectively. During the three months ended June 30, 2010 and 2009, Synovus recognized foreclosed real estate expenses of $46.4 million and $172.4 million, respectively. These costs primarily consist of charges related to declines in fair value or reductions in estimated realizable value subsequent to the date of foreclosure.

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

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include equity securities as well as U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

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

Level 3

Unobservable inputs that are supported by little if any market activity for the asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category primarily includes collateral-dependent impaired loans, other real estate, certain equity investments, and certain private equity investments and certain derivative contracts.

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

Trading Account Assets/Liabilities and Investment Securities Available-for-Sale

The fair values of trading account assets and liabilities and investment securities available-for-sale are primarily based on actively traded markets where prices are based on either quoted market prices or observed transactions. These securities are classified as Level 1 within the valuation hierarchy and include U.S. Treasury securities, obligations of U.S. Government-sponsored enterprises, and corporate debt and equity securities. Liquidity is a significant factor in the determination of the fair value of certain trading account assets and liabilities and certain available-for-sale securities. The fair value of these instruments also take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information, volatility, and U.S. Treasury and swap curves. When quoted market prices are not available, which generally occurs due to the lack of liquidity for certain securities, fair values are estimated using bid prices and quoted market prices of pool or tranches of securities with similar characteristics. These types of securities are classified as Level 2 within the valuation hierarchy and consist of collateralized mortgage obligations, mortgage-backed debt securities, debt securities of U.S. Government-sponsored enterprises and agencies, and state and municipal bonds. In both cases, Synovus has evaluated the valuation methodologies of its third-party pricing services to determine whether such valuations are representative of an exit price in Synovus’ principal markets and corporate bonds. In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy.

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

Derivative Assets and Liabilities

As part of its overall interest rate risk management activities, Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk. The majority of derivatives entered into by Synovus are executed over-the-counter and consist of interest rate swaps, floors, caps and collars. The fair values of these derivative instruments are determined based on internally developed models that use readily observable market data, as quoted market prices are not available for these instruments. The valuation model and inputs depend on the type of derivative and the nature of the underlying instrument and include interest rates, prices and indices to generate continuous yield or pricing curves, volatility factors, and customer credit spreads. The principal techniques used to value these instruments are an income approach, discounted cash flows, Black-Scholes or Binomial Pricing model. The sale of to-be-announced (TBA) mortgage-backed securities for current month delivery or in the future and the purchase of option contracts of similar duration are derivatives utilized by Synovus’ mortgage subsidiary, and are valued by obtaining prices directly from dealers in the form of quotes for identical securities or options using a bid pricing convention with a spread between bid and offer quotations. Interest rate swaps, floors, caps and collars, and TBA mortgage-backed securities are classified as Level 2 within the valuation hierarchy.

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

In November 2009, Synovus sold certain Visa Class B shares to another Visa USA member financial institution. The sales price was based on the Visa stock conversion ratio in effect at the time for conversion of Visa Class B shares to Visa Class A unrestricted shares at a future date. In conjunction with the sale, Synovus entered into a derivative contract with the purchaser which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The fair value conversion rate derivative is measured using a discounted cash flow methodology for estimated future cash flows determined through use of probability weighting for estimates of Visa’s aggregate exposure to the covered litigation. The conversion rate derivative is classified as Level 3 within the valuation hierarchy as the value is determined using discounted cash flow methodologies and involves unobservable inputs which are not supported by market activity for the liability.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Synovus adopted certain of the new disclosure requirements of Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements, effective January 1, 2010. The guidance requires fair value disclosures by class of assets and liabilities rather than by major category. For equity and debt securities, class was determined based on the nature and risks of the investments. The following table presents all financial instruments measured at fair value on a recurring basis, including financial instruments for which Synovus has elected the fair value option as of June 30, 2010 and December 31, 2009, according to the valuation hierarchy included in ASC 820-10.

	June 30, 2010
(in thousands)	Level 1	Level 2	Level 3	Total Assets/Liabilities at Fair Value
Assets
Trading securities:
Government agency issued mortgage-backed securities	$—	1,024	—	1,024
Government agency issued collateralized mortgage obligations	—	10,111	—	10,111
Other U.S. government agencies	—	1,098	—	1,098
State and municipal securities	—	2,698	—	2,698
Corporate and other debt	—	5,031	—	5,031
Equity, mutual funds, and other	47	—	—	47

Total trading securities	47	19,962	—	20,009
Mortgage loans held for sale	—	144,705	—	144,705
Investment securities available for sale:
U.S. Treasury securities	282,535	—	—	282,535
Other U.S. Government agency securities	—	1,015,899	—	1,015,899
Government agency issued mortgage-backed securities	—	1,800,046	—	1,800,046
Government agency issued collateralized mortgage obligations	—	66,452	—	66,452
State and municipal securities	—	66,510	—	66,510
Equity securities	3,790	—	5,943	9,733
Other investments(1)	—	81,675	5,576	87,251

Total investment securities available for sale	286,325	3,030,582	11,519	3,328,426
Private equity investments	—	—	56,174	56,174
Derivative assets:
Interest rate contracts	—	113,007	—	113,007
Mortgage derivatives	—	—	2,904	2,904

Total derivative assets	$—	113,007	2,904	115,911

Liabilities
Trading account liabilities:
U.S. Treasury securities	$7,322	—	—	7,322
Government agency issued mortgage-backed securities	—	8,501	—	8,501

Total trading liabilities	7,322	8,501	—	15,823
Derivative liabilities:
Interest rate contracts	—	110,023	—	110,023
Mortgage derivatives	—	2,650	—	2,650
Other contracts(2)	—	—	10,051	10,051

Total derivative liabilities	$—	112,673	10,051	122,724

	December 31, 2009
(in thousands)	Level 1	Level 2	Level 3	Total Assets/Liabilities at Fair Value
Assets
Trading securities:
U.S. Treasury securities	$3,017	—	—	3,017
Government agency issued mortgage-backed securities	—	864	—	864
Government agency issued collateralized mortgage obligations	—	2,427	—	2,427
Other U.S. government agencies	—	9	—	9
State and municipal securities	—	1,332	—	1,332
Equity, mutual funds, and other	725	—	—	725
Other investments(1)	—	5,996	—	5,996

Total trading securities	3,742	10,628	—	14,370
Mortgage loans held for sale	—	138,056	—	138,056
Investment securities available for sale:
U.S. Treasury securities	121,589	—	—	121,589
Other U.S. Government agency securities	—	927,626	—	927,626
Government agency issued mortgage-backed securities	—	1,873,980	—	1,873,980
Government agency issued collateralized mortgage obligations	—	86,903	—	86,903
State and municipal securities	—	82,801	—	82,801
Equity securities	2,697	—	7,284	9,981
Other investments(1)	—	79,813	6,042	85,855

Total investment securities available for sale	124,286	3,051,123	13,326	3,188,735
Private equity investments	—	—	48,463	48,463
Derivative assets:
Interest rate contracts	—	114,336	—	114,336
Mortgage derivatives	—	—	199	199

Total derivative assets	$—	114,336	199	114,535

Liabilities
Trading account liabilities:
U.S. Treasury securities	$6,211	—	—	6,211
Government agency issued mortgage-backed securities	—	859	—	859

Total trading liabilities	6,211	859	—	7,070
Derivative liabilities:
Interest rate contracts	—	88,048	—	88,048
Mortgage derivatives	—	(1,878)	—	(1,878)
Other contracts(2)	—	—	12,862	12,862

Total derivative liabilities	$—	86,170	12,862	99,032

(1)	Based on analysis of the nature and risks of these investments, Synovus has determined that presenting these investments as a single asset class is appropriate.
(2)	Represents the Visa derivative.

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

	Six Months Ended June 30, 2010			Three Months Ended June 30, 2010
(in thousands)	Mortgage Banking Income	Other Operating Income	Total Changes in Fair Value Recorded	Mortgage Banking Income	Other Operating Income	Total Changes in Fair Value Recorded
Mortgage loans held for sale	$3,193	—	3,193	3,245	—	3,245

	Six Months Ended June 30, 2009			Three Months Ended June 30, 2009
(in thousands)	Mortgage Banking Income	Other Operating Income	Total Changes in Fair Value Recorded	Mortgage Banking Income	Other Operating Income	Total Changes in Fair Value Recorded
Mortgage loans held for sale	$(5,455)	—	(5,455)	(3,779)	—	(3,779)
Certain callable brokered certificates of deposit	—	520	520	—	18	18

Changes in Level 3 Fair Value Measurements

As noted above, Synovus uses significant unobservable inputs (Level 3) to fair-value certain assets and liabilities as of June 30, 2010 and 2009. The table below includes a roll forward of the balance sheet amount for the six and three months ended June 30, 2010 and 2009 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis.

	Six Months Ended June 30,
	2010			2009
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Liability Contracts	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Liability Contracts
Beginning balance, January 1,	$13,326	48,463	12,862	14,358	123,475	—
Total gains (losses) realized/unrealized:
Included in earnings(*)	—	2,181	(2,811)	—	8,090	—
Unrealized gains (losses) included in other comprehensive income	(1,213)	—	—	3,240	—	—
Purchases, sales, issuances, and settlements, net	(594)	5,530	—	(1,103)	4,088	—
Transfers in and/or out of Level 3	—	—	—	—	—	—

Ending balance, June 30,	$11,519	56,174	10,051	16,495	135,653	—

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30,	$—	2,181	2,811	—	8,090	—

	Three Months Ended June 30,
	2010			2009

(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Liability Contracts	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Liability Contracts
Beginning balance, April 1,	$12,607	52,474	12,909	15,529	124,166	—
Total gains (losses) realized/unrealized:
Included in earnings(*)	—	1,283	(2,858)	—	8,090	—
Unrealized gains (losses) included in other comprehensive income	(1,017)	—	—	1,852	—	—
Purchases, sales, issuances, and settlements, net	(71)	2,417	—	(886)	3,397	—
Transfers in and/or out of Level 3	—	—	—	—	—	—

Ending balance, June 30,	$11,519	56,174	10,051	16,495	135,653	—

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30,	$—	1,283	2,858	—	8,090	—

(*)	Included in earnings as a component of other non-interest income.

Assets Measured at Fair Value on a Non-recurring Basis

The following table presents certain assets and liabilities measured at fair value on a non-recurring basis for which an impairment was recognized for the three months ended June 30, 2010 and December 31, 2009 and are not included in the previous tables in this note. These assets and liabilities primarily include impaired loans and other real estate. The amounts below represent only balances measured at fair value during the period and still held as of the reporting date.

	As of June 30, 2010
(in millions)	Level 1	Level 2	Level 3
Impaired loans(* )	$—	—	1,044.1
Other loans held for sale	—	—	50.2
Other real estate	—	—	212.4
	As of December 31, 2009
(in millions)	Level 1	Level 2	Level 3
Goodwill	$—	—	24.4
Impaired loans( * )	—	—	1,021.5
Other loans held for sale	—	—	36.8
Other real estate	—	—	238.8

(*)	Impaired loans that are collateral-dependent.

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

The fair value of this real estate is generally determined based upon appraisals performed by a certified or licensed appraiser using inputs such as absorption rates, capitalization rates, and comparables, adjusted for estimated selling costs. Management also considers other factors or recent developments such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management plans for disposition, which could result in adjustment to the collateral value estimates indicated in the appraisals. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above.

The fair value of ORE is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. An asset that is acquired through, or in lieu of, loan foreclosures is valued at the fair value of the asset less the estimated cost to sell. The transfer at fair value results in a new cost basis for the asset. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value but not to exceed the new cost basis. Determination of fair value subsequent to foreclosure also considers management’s plans for disposition, including liquidation sales, which could result in adjustment to the collateral value estimates indicated in the appraisals.

Fair Value of Financial Instruments

ASC 825-10-50 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which Synovus did not elect the fair value option. The following table presents the carrying and estimated fair values of on-balance sheet financial instruments at June 30, 2010 and December 31, 2009. The fair value represents management’s best estimates based on a range of methodologies and assumptions.

Cash and due from banks, interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements are repriced on a short-term basis; as such, the carrying value closely approximates fair value.

The fair value of loans is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, mortgage, home equity, credit card, and other consumer loans. Commercial loans are further segmented into certain collateral code groupings. The fair value of the loan portfolio is calculated, in accordance with ASC 825-10-50, by discounting contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820-10 and generally produces a higher value than a pure exit price approach.

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

	June 30, 2010		December 31, 2009
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and due from banks	$589,158	589,158	564,482	564,482
Interest bearing funds with Federal Reserve Bank	3,657,548	3,657,548	1,901,847	1,901,847
Interest earning deposits with banks	10,608	10,608	12,534	12,534
Federal funds sold and securities purchased under resale agreements	159,993	159,993	203,959	203,959
Trading account assets	20,009	20,009	14,370	14,370
Mortgage loans held for sale	144,705	144,705	138,056	138,056
Other loans held for sale	50,208	50,208	36,816	36,816
Investment securities available for sale	3,328,426	3,328,426	3,188,735	3,188,735
Private equity investments	56,174	56,174	48,463	48,463
Loans, net	22,508,423	22,247,548	24,439,343	24,082,061
Derivative asset positions	115,911	115,911	114,535	114,535

Financial liabilities
Non-interest bearing deposits	$4,250,514	4,250,514	4,172,697	4,172,697
Interest bearing deposits	22,007,049	22,064,459	23,260,836	23,349,007
Federal funds purchased and other short-term borrowings	476,598	476,598	475,062	475,062
Trading account liabilities	15,823	15,823	7,070	7,070
Long-term debt	1,876,571	1,778,130	1,751,592	1,543,015
Derivative liability positions	122,724	122,724	99,032	99,032

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

Synovus utilizes interest rate swaps to manage interest rate risks arising primarily from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating rate interest rate payment obligations without the exchange of underlying principal amounts.

The receive fixed interest rate swap contracts at June 30, 2010 are being utilized to hedge $200 million in floating rate loans and $80 million in fixed-rate liabilities. A summary of interest rate swap contracts and their terms at June 30, 2010 is shown below. In accordance with the provisions of ASC 815, the fair value (net unrealized gains and losses) of these contracts has been recorded on the consolidated balance sheets.

		Weighted-Average
(dollars in thousands)	Notional Amount	Receive Rate	Pay Rate(*)	Maturity In Months	Fair Value
					Assets	Liabilities
Receive fixed interest rate swaps:
Fair value hedges	$80,000	2.10%	0.30	2	$35	—
Cash flow hedges	200,000	8.25	3.25	8	6,512	—

Total	$280,000	6.50%	2.41	6	$6,547	—

(*)	Variable pay rate based upon contract rates in effect at June 30, 2010.

Cash Flow Hedges

Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis for all cash flow hedges entered into after March 31, 2007. The cumulative dollar offset method is used for all hedges entered into prior to that date. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of income as a component of other non-interest income. As of June 30, 2010, cumulative ineffectiveness for Synovus’ portfolio of cash flow hedges represented a loss of approximately $1 thousand.

Synovus expects to reclassify from accumulated other comprehensive income (loss) approximately $16.8 million to pre-tax income during the next twelve months as the related payments for interest rate swaps and amortization of deferred gains (losses) are recorded.

Fair Value Hedges

Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair market value of various fixed rate liabilities due to changes in the benchmark interest rate LIBOR (London Interbank Offered Rate). Synovus calculates effectiveness of the fair value hedges quarterly using regression analysis. As of June 30, 2010, cumulative ineffectiveness for Synovus’ portfolio of fair value hedges represented a gain of approximately $22 thousand. Ineffectiveness from fair value hedges is recognized in the consolidated statements of income as a component of other non-interest income.

Customer Related Derivative Positions

Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the interest rate risk. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of June 30, 2010, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $2.2 billion, a decrease of $566.0 million compared to December 31, 2009.

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

At June 30, 2010, Synovus had commitments to fund primarily fixed-rate mortgage loans to customers in the amount of $207.4 million. The fair value of these commitments at June 30, 2010 resulted in an unrealized gain of $2.9 million which was recorded as a component of mortgage banking income in the consolidated statements of income.

At June, 2010, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to approximately $331.5 million. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates which could affect the fair value of mortgage loans held for sale and outstanding commitments to originate residential mortgage loans for resale.

The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans at June 30, 2010 resulted in an unrealized loss of $2.6 million which was recorded as a component of mortgage banking income in the consolidated statements of income.

Counterparty Credit Risk and Collateral

Entering into derivative contracts potentially exposes Synovus to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Synovus assesses the credit risk of its dealer counterparties by regularly monitoring publicly available credit rating information and other market indicators. Dealer collateral requirements are determined via policies and procedures and in accordance with existing agreements. Synovus seeks to minimize dealer credit risk by dealing with highly rated counterparties and by obtaining collateral as required by policy. Management closely monitors credit conditions within the customer swap portfolio which management deems higher risk than dealer counterparties. Collateral is secured at origination and credit related fair value adjustments are recorded against the asset value of the derivative as deemed necessary based upon an analysis which includes consideration of the current asset value of the swap, customer credit rating, collateral value, and current economic conditions. The fair value of customer swap asset positions was $106.5 million as of June 30, 2010. Such asset values fluctuate based upon current interest rates regardless of changes in notional amounts and changes in customer specific risk.

Collateral Contingencies

Certain of Synovus’ derivative instruments contain provisions that require Synovus to maintain an investment grade credit rating from each of the major credit rating agencies. When Synovus’ credit rating falls below investment grade, these provisions allow the counterparties of the derivative instrument to request immediate termination or demand immediate and ongoing full collateralization on derivative instruments in net liability positions. During the second quarter of 2009, Moody’s and Standard and Poor’s downgraded Synovus and its subsidiary banks’ rating to below investment grade. Due to these downgrades, Synovus was required to post additional collateral against these positions. As of June 30, 2010, collateral of $146.4 million, in the form of cash and U.S. government issued securities, has been pledged to fully collateralize these derivative liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2010 was $120.1 million.

The impact of derivatives on the balance sheet at June 30, 2010 and 2009 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
		June 30,			June 30,
(in thousands)	Balance Sheet Location	2010	2009	Balance Sheet Location	2010	2009
Derivatives Designated as Hedging Instruments
Interest rate contracts:
Fair value hedges	Other assets	$35	1,663	Other liabilities	$—	16
Cash flow hedges	Other assets	6,512	37,057	Other liabilities	—	—

Total derivatives designated as hedging instruments		$6,547	38,720		$—	16

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Other assets	$106,460	120,459	Other liabilities	$110,023	127,621
Mortgage derivatives	Other assets	2,904	804	Other liabilities	2,650	4,761
Other contract	Other assets	—	—	Other liabilities	10,051	—

Total derivatives not designated as hedging instruments		$109,364	121,263		$122,724	132,382

Total derivatives		$115,911	159,983		$122,724	132,398

The effect of cash flow hedges on the consolidated statements of income for the six months ended June 30, 2010 and 2009 is presented below.

	Amount of Gain (Loss) Recognized in OCI on Derivative Effective Portion		Location of Gain (Loss) Reclassified from OCI into Income Effective Portion	Amount of Gain (Loss) Reclassified from OCI into Income Effective Portion		Location of Gain (Loss) Recognized in Income Ineffective Portion	Amount of Gain (Loss) Recognized in Income Ineffective Portion
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2010	2009		2010	2009		2010	2009
Interest rate contracts	$4,273	5	Interest Income (Expense)	$10,853	11,694	Other Non-interest Income	$(13)	(203)

The effect of fair value hedges on the consolidated statements of income for the six months ended June 30, 2010 and 2009 is presented below.

	Derivative			Hedged Item
	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income On Hedged Item
		Six Months Ended June 30,			Six Months Ended June 30,
(in thousands)		2010	2009		2010	2009
Derivatives Designated in Fair Value Hedging Relationships
Interest rate contracts(1)	Other Non-interest Income	$(956)	(12,712)	Other Non-interest Income	$959	12,066

Total		$(956)	(12,712)		$959	12,066

Derivatives Not Designated as Hedging Instruments

Interest rate contracts(2)	Other Non-interest Income (Expense)	$(3,952)	(7,898)

Mortgage derivatives(3)	Mortgage Banking Income	(1,823)	(2,868)

Total		$(5,775)	(10,766)

Total Derivatives		$(6,731)	(23,478)		$959	12,066

(1)	Gain (loss) represents fair value adjustments recorded for fair value hedges designated in hedging relationships and related hedged items.
(2)	Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(3)	Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans.

The effect of cash flow hedges on the consolidated statements of income for the three months ended June 30, 2010 and 2009 is presented below.

	Amount of Gain (Loss) Recognized in OCI on Derivative Effective Portion		Location of Gain (Loss) Reclassified from OCI into Income Effective Portion	Amount of Gain (Loss) Reclassified from OCI into Income Effective Portion		Location of Gain (Loss) Recognized in Income Ineffective Portion	Amount of Gain (Loss) Recognized in Income Ineffective Portion
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
(in thousands)	2010	2009		2010	2009		2010	2009
Interest rate contracts	$3,762	(1,981)	Interest Income (Expense)	$5,423	5,677	Other Non-interest Income	$(1)	6

The effect of fair value hedges on the consolidated statements of income for the three months ended June 30, 2010 and 2009 is presented below.

	Derivative			Hedged Item
	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income On Hedged Item
		Three Months Ended June 30,			Three Months Ended June 30,
(in thousands)		2010	2009		2010	2009
Derivatives Designated in Fair Value Hedging Relationships
Interest rate contracts(1)	Other Non-interest Income	$(472)	(6,831)	Other Non-interest Income	$479	5,939

Total		$(472)	(6,831)		$479	5,939

Derivatives Not Designated as Hedging Instruments
Interest rate contracts(2)	Other Non-interest Income (Expense)	$(2,333)	(269)
Mortgage derivatives(3)	Mortgage Banking Income	(2,093)	(3,036)

Total		$(4,426)	(3,305)

Total Derivatives		$(4,898)	(10,136)		$479	5,939

(1)	Gain (loss) represents fair value adjustments recorded for fair value hedges designated in hedging relationships and related hedged items.
(2)	Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(3)	Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans.

Note 13 - Share-Based Compensation

General Description of Share-Based Plans

Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. At June 30, 2010, Synovus had a total of 28,065,423 shares of its authorized but unissued common stock reserved for future grants under the 2007 Omnibus Plan. The Plan permits grants of share-based compensation including stock options, non-vested shares, and restricted share units. The grants generally include vesting periods ranging from three to five years and contractual terms of ten years. Stock options are granted at exercise prices which equal the fair market value of a share of common stock on the grant-date. Non-vested shares and restricted share units are awarded at no cost to the recipient upon their grant. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions.

Share-Based Compensation Expense

Synovus’ share-based compensation costs are recorded as a component of salaries and other personnel expense in the consolidated statements of income. Share-based compensation expense for awards is recognized net of estimated forfeitures for plan participants on a straight-line basis over the shorter of the vesting period or the period until reaching retirement eligibility. The vesting period for awards containing vesting criteria in addition to service is based on an expected date for attainment of all vesting requirements. Total share-based compensation expense was $4.3 million and $2.0 million for the six and three months ended June 30, 2010 down from $5.1 million and $2.4 million for the six and three months ended June 30, 2009, respectively.

Stock Option Awards

During the six months ended June 30, 2010, Synovus granted an aggregate amount of 3,442,586 options to purchase shares of Synovus’ common stock to certain key Synovus employees at an exercise price of $2.80. During the three months ended June 30, 2010, 6,861,153 options were cancelled or expired. At June 30, 2010, there were 21,984,232 options to purchase shares of Synovus’ common stock outstanding with a weighted-average exercise price of $10.81.

Non-Vested Shares and Restricted Share Units

During the six months ended June 30, 2010, Synovus awarded an aggregate amount of 844,205 restricted share units to certain key employees of Synovus. The restricted stock unit awards have a service component, a performance component, and a TARP-related component for vesting. The weighted average grant-date fair value of the awarded stock units was $2.80. At June 30, 2010, there were 1,050,165 non-vested Synovus shares and restricted share units outstanding with a weighted average grant-date fair value of $6.66.

In addition, 12,677 non-transferable, non-vested shares of Synovus’ common stock and 6,135 non-vested shares of TSYS common stock were awarded to a key Synovus executive from a 2005 authorized grant of 63,386 shares under a performance vesting schedule during the six months ended June 30, 2010 with a total grant-date fair value of $139 thousand.

Note 14 - Variable Interest Entities

Effective January 1, 2010, Synovus adopted the provisions of ASU 2009-17, Consolidation (Topic 810)-Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The amendments in this update are the result of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” ASU 2009-17 amendment ASC 810 to revise the criteria for determining the primary beneficiary of a variable interest entity (VIE). The updated provisions of ASC 810 clarify that a VIE exists when the equity investors as a group lack either the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, the obligation to absorb the expected losses of the entity, the right to receive the expected residual returns of the entity, or when the equity investors as a group do not have sufficient equity at risk for the entity to finance its activities by itself. A variable interest is a contractual ownership or other interest that changes with changes in the fair value of the VIE’s net assets exclusive of variable interests. Under ASC 810, as amended, Synovus is deemed to be the primary beneficiary and required to consolidate a VIE if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810, as amended, requires continual reconsideration of conclusions reached regarding which interest holder is a VIE’s primary beneficiary.

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

Consolidated Variable Interest Entities

Rabbi Trusts - Synovus has established certain rabbi trusts related to deferred compensation plans offered to its employees. Synovus contributes employee cash compensation deferrals to the trusts and directs the underlying investments made by the trusts. The assets of these trusts are available to creditors of Synovus only in the event that Synovus becomes insolvent. These trusts are considered VIEs because either there is no equity at risk in the trusts or because Synovus provided the equity interest to its employees in exchange for services rendered. Synovus is considered the primary beneficiary of the rabbi trusts as it has the ability to direct the underlying investments made by the trusts, the activities that most significantly impact the economic performance of the rabbi trusts. Synovus includes the assets of the rabbi trusts and a corresponding liability for the associated benefit obligation in its consolidated balance sheet. At June 30, 2010, the aggregate amount of rabbi trust assets and benefit obligation was $10.0 million, and is included as a component of other assets and other liabilities in Synovus’ consolidated balance sheet, respectively.

Non-consolidated Variable Interest Entities

Low Income Housing Tax Credit Partnerships - Synovus and its subsidiary bank make equity investments as a limited partner in various partnerships which are engaged in the development and operation of affordable multi-family housing utilizing the Low Income Housing Tax Credit (LIHTC) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to earn a return on the investment and to support community reinvestment initiatives of Synovus’ subsidiary bank. The activities of these LIHTC partnerships are limited to development and operation of multi-family housing that is leased to qualifying residential tenants. These partnerships are generally located in Southeastern communities where Synovus has a banking presence and are considered VIEs because Synovus, as the holder of an equity investment at risk, does have voting or similar rights and does not participate in the management or direct the operations of the partnerships (activities which affect the success of the partnerships). Synovus provides construction lending for certain of the LIHTC partnerships in which it also has an equity investment. Synovus is at risk for the amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan but has no obligation to fund the operations or working capital of the partnerships. The general partners of these partnerships are considered the primary beneficiaries because they are charged with management responsibility which give them the power to direct the activities that most significantly impact the financial performance of the partnerships, and they are exposed to losses beyond Synovus’ equity investment. At June 30, 2010, the aggregate carrying value of Synovus’ investments in LIHTC partnerships was $17.0 million and the cumulative amount of equity investments was $28.0 million. Synovus uses the equity method of accounting for these investments which are included as a component of other assets on Synovus’ consolidated balance sheet.

Historic Rehabilitation Partnerships - Synovus, and its subsidiary bank, make equity investments as a limited partner in various partnerships which are engaged in the preservation, renovation and rehabilitation of historic structures and the subsequent operation of those structures as commercial properties or multi-family housing. Tax credit incentives are awarded based on a percentage of certified rehabilitation costs under Section 1.48-112 of the Internal Revenue Code. The purpose of these investments is to earn a suitable return on the investment and to support community reinvestment initiatives of Synovus’ subsidiary bank. The activities of these historic rehabilitation partnerships are limited to preservation and rehabilitation of historic structures, and operation of those structures for leasing to commercial or residential tenants. These partnerships are generally located in Southeastern communities where Synovus has a banking presence, and are considered VIEs because Synovus, as the holder of an equity investment at risk, does have voting or similar rights and does not participate in the management or direct the operations of the partnerships (activities which affect the success of the partnerships). Synovus provides construction lending for certain of the LIHTC partnerships in which it also has an equity investment. Synovus is at risk for the amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan, but has no obligation to fund the operations or working capital of the partnerships. The general partners of these partnerships are considered the primary beneficiaries because they are charged with management responsibility which give them the power to direct the activities that most significantly impact the financial performance of the partnerships, and they are exposed to losses beyond Synovus’ equity investment. At June 30, 2010, the aggregate carrying value of Synovus’ investments in historic rehabilitation partnerships was $2.7 million and the cumulative amount of equity investments was $9.0 million. Synovus uses the equity method of accounting for these investments which are included as a component of other assets on Synovus’ consolidated balance sheet.

Certain Troubled Commercial Loans - For certain troubled commercial loans, Synovus restructures the terms of the borrower’s debt in an effort to increase the probability of receipt of amounts contractually due. A troubled debt restructuring generally requires consideration of whether the borrowing entity is a VIE as economic events have proven that the entity’s equity is not sufficient to permit it to finance its activities without additional subordinated financial support or a restructuring of the terms of its financing. As Synovus does not have the power to direct the activities that most significantly impact such troubled commercial borrowers’ operations, it is not considered the primary beneficiary even in situations where, based on the size of the financing provided, Synovus is exposed to potentially significant benefits and losses of the borrowing entity. Synovus has no contractual requirements to provide financial support to the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt that allows for preparation of the underlying collateral for sale and the borrowing entity is considered a VIE.

Note 15 - Income Taxes

Synovus’ income tax returns are subject to review and examination by federal, state, and local taxing jurisdictions. Currently, no years for which Synovus filed a federal income tax return are under examination by the Internal Revenue Service (IRS). However, recently filed federal refund claims are being reviewed by the IRS. There are also certain state tax examinations in progress. Although Synovus is unable to determine the ultimate outcome of these examinations, Synovus believes that current income tax accruals are adequate for any uncertain income tax positions relating to these examinations. The tax accruals were determined in accordance with sections 25 and 40 of ASC 740-10 and ASC 835-10-60-14 regarding accounting for uncertainty in income taxes as described in ASC 740-10-05-6. Adjustments to accruals are made when necessary to reflect a change in the probability outcome.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is presented below. (Unrecognized state income tax benefits are not adjusted for the federal income tax impact.)

	Six Months Ended June 30,
(in thousands)	2010	2009
Balance at January 1,	$ 7,274	8,021
First quarter activity:
Additions based on tax positions related to current year	48	46
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(168)	(94)
Settlements	(75)	—

Net, first quarter activity	(195)	(48)

Balance at March 31,	7,079	7,973

Second quarter activity:
Additions based on tax positions related to current year	32	89
Additions for tax positions of prior years	—	39
Reductions for tax positions of prior years	(11)	(51)
Settlements	—	—

Net, second quarter activity	21	77

Balance at June 30,	7,100	8,050

Accrued interest and penalties related to unrecognized income tax benefits are included as a component of income tax expense (benefit). The amount of accrued interest and penalties on unrecognized income tax benefits totaled $1.5 million and $1.6 million as of January 1 and June 30, 2010. The total amount of unrecognized income tax benefits as of January 1 and June 30 that, if recognized, would affect the effective income tax rate was $5.7 million (net of the federal benefit on state income tax issues), respectively, which includes interest and penalties of $958 thousand and $1.0 million, respectfully. Synovus expects that approximately $1.2 million of uncertain income tax positions will be either settled or resolved during the next twelve months.

Under provisions of ASC 740-30-25, companies are required to assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence that can be objectively verified. Primarily as a result of increased credit losses, Synovus reached a three-year cumulative pre-tax loss position during the three months ended June 30, 2009. Cumulative losses in recent years are considered significant negative evidence which is difficult to overcome in assessing the realizability of a deferred tax asset. As a result, beginning with the second quarter of 2009, Synovus no longer considers future taxable income in determining the realizability of its deferred tax assets. Synovus' estimate of the realization of its deferred tax assets is solely based on future reversals of existing taxable temporary differences and currently available tax planning strategies.

Synovus increased its deferred tax asset valuation allowance by $199 million and $94 million during the six and three months ended June 30, 2010, respectively, for a total valuation allowance of $642 million at June 30, 2010 (net of the federal benefit on state income taxes). At June 30, 2010, management concluded that $4.1 million of its net deferred tax assets would be realized. This amount of net deferred tax assets is based on actual separate entity state income tax liabilities and tax planning strategies.

A reconciliation of the beginning and ending amount of the valuation allowance recorded against deferred tax assets is as follows:

(in thousands)	2010	2009
Balance at January 1,	$443,332	5,068
Increase for three months ended March 31,	105,079	3,327
Increase for three months ended June 30,	93,506	173,424

Balance at June 30,	$641,917	181,819

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

Management’s estimate of the pre-tax loss for the year, changes in the valuation allowance, and certain state tax liabilities impact the actual effective tax rate for continuing operations. Pursuant to ASC 740-20-45-7, the gain from discontinued operations and the increase in net unrealized security gains recorded within other comprehensive income were considered in determining the amount of tax benefit allocated to the loss from continuing operations.

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

Effective January 1, 2010, Synovus adopted certain of the new disclosure requirements of Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosures-Overall, to add a new requirement to disclose details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers. The ASU clarifies that fair value disclosure of assets and liabilities should be by class rather than major category, and further clarifies that where assets are disclosed by class, reporting entities must disclose the valuation techniques and inputs used in determining the fair value of each class of assets and liabilities. This clarifies that the existing disclosure requirement of ASC 820 applies to Level 2 as well as Level 3 measurements. Further, for recurring measurements, it clarifies that disclosure of the inputs used is required. This ASU also requires the gross presentation of activity within the Level 3 roll forward, presenting separately information about purchases, sales, issuances, and settlements. However, this particular disclosure requirement will not be effective for Synovus until the first annual reporting period that begins after December 15, 2010, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is permitted.

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

(1)

further deteriorations in credit quality, particularly in residential construction and commercial development real estate loans, may continue to result in increased non-performing assets and credit losses, which could adversely impact Synovus’ capital, financial condition and results of operations;

(2)

declining values of residential and commercial real estate may result in further write-downs of assets and realized losses on disposition of non-performing assets, which may increase credit losses and negatively affect Synovus’ financial results;

(3)	continuing weakness in the residential real estate environment, which may negatively impact Synovus’ ability to liquidate non-performing assets;

(4)	the impact on Synovus’ borrowing costs, capital costs, and liquidity due to further adverse changes in Synovus’ credit ratings;

(5)	the risk that Synovus’ allowance for loan losses may prove to be inadequate or may be negatively affected by credit risk exposures;

(6)	Synovus’ ability to manage fluctuations in the value of Synovus’ assets and liabilities to maintain sufficient capital and liquidity to support operations;

(7)	the concentration of Synovus’ non-performing assets by loan type, in certain geographic regions and with affiliated borrowing groups;

(8)

changes in the interest rate environment, recent developments in the credit and real estate markets and competition in our primary market area, all of which may increase funding costs or reduce earning assets yields, thus reducing margins and net interest income;

(9)

restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect Synovus’ overall liquidity, which may restrict Synovus’ ability to make payments on its obligations or dividend payments;

(10)	future availability and cost of capital and liquidity on favorable terms, if at all;

(11)	the risks that Synovus may be required to undertake additional strategic initiatives or seek additional capital to satisfy applicable regulatory capital standards and pressures or supervisory

Management’s Discussion and Analysis

actions;

(12)	slower than anticipated rates of growth in non-interest income and increased non-interest expense;

(13)

changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which Synovus is perceived in such markets, including a further reduction in Synovus’ debt ratings;

(14)	the risk that the recoverability of the deferred tax asset balance may extend beyond 2011;

(15)

the impact of our continued participation in the Troubled Asset Relief Program, the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act and other recent and proposed changes in governmental policy, laws and regulations, including proposed and recently enacted changes in the regulation of banks and financial institutions, or the interpretation or application thereof, including restrictions, increased capital requirements, limitations and/or penalties arising from banking, securities and insurance laws, regulations and examinations;

(16)	the risk that Synovus will not realize the expected benefits of the recently completed charter consolidation;

(17)

the impact on Synovus’ financial results, reputation and business if Synovus is unable to comply with all applicable federal and state regulations and applicable memoranda of understanding, other supervisory actions and any necessary capital initiatives;

(18)	the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto;

(19)	the costs of services and products to Synovus by third parties, whether as a result of financial condition, credit ratings, the way Synovus is perceived by such parties, the economy or otherwise;

(20)

the risk that Synovus could have an “ownership change” under Section 382 of the Internal Revenue Code, which could impair the ability to timely and fully utilize Synovus’ net operating losses and built-in losses that may exist when such “ownership change” occurs; and

(21)

other factors and other information contained in this document and in other reports and filings that Synovus makes with the SEC under the Exchange Act, including, without limitation, under the caption “Risk Factors”.

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Risk Factors” and other information contained in Synovus’ annual report on Form 10-K/A for the year ended December 31, 2009 (Synovus’ 2009 10-K) and other periodic filings, including this report and other quarterly reports on Form 10-Q and Synovus’ April 26 8-K, that Synovus files with the SEC, including the current report on form 8-K filed on April 26, 2010 (Synovus’ April 26 8-K). All written or oral forward-looking statements that are made by or are attributable to Synovus are expressly qualified by this cautionary notice. Undue reliance on any forward-looking statements should not be placed given that those statements speak only as of the date on which the statements are made. Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of new information or unanticipated events, except as may otherwise be required by law.

Management’s Discussion and Analysis

Executive Summary

Synovus Financial Corp. (Synovus) is a financial services holding company based in Columbus, Georgia. Synovus provides integrated financial services including banking, financial management, insurance, mortgage, and leasing services through 324 branch banking locations plus other Synovus offices in Georgia, Alabama, South Carolina, Tennessee, and Florida. As of June 30, 2010, Synovus had total assets of approximately $32.4 billion, net loans of approximately $22.5 billion, total deposits of approximately $26.2 billion, and total shareholders equity of approximately $3.4 billion.

The following narrative summarizes the significant trends affecting Synovus’ results of operations and financial condition for the six and three months ended June 30, 2010. This overview supplements, and should be read in conjunction with, the unaudited consolidated financial statements of Synovus and the notes thereto contained elsewhere in this report and the audited consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ annual report on Form 10-K/A for the year ended December 31, 2009 (Synovus’ 2009 10-K) filed with the U.S. Securities and Exchange Commission (SEC).

Economic Overview

Synovus’ financial results for the six and three months ended June 30, 2010 continue to be negatively impacted by weak housing markets, declining commercial real estate values, and heightened unemployment rates. Housing prices in the Southeast generally remain depressed. Georgia and Florida, which comprise approximately 53% and 13% of the total loan portfolio by geographic concentration, respectively, are among the states with the highest reported levels of foreclosures nationally. Florida is one of the states hardest hit by the decrease in real estate values and reported the nation’s third highest foreclosure rate while Georgia ranked eighth in foreclosure rates nationally. Building permits in Synovus’ five state footprint declined by over 30% in 2009 as compared to 2008. Housing units represented by those building permits declined by approximately 40% during the same period. Unemployment rates increased significantly during 2008 and 2009 and have remained at heightened levels through the first half of 2010. Unemployment rates in the five southeastern states where Synovus operates have decreased slightly from December 2009 but remained above 10.0% for each of the five states in June 2010 as compared to the national average of 9.5%. Additionally, the median household income in Synovus’ five state footprint has been generally below national averages and has shown a declining trend over the past three years. The decline in commercial real estate values in most of Synovus’ market areas accelerated during the second half of 2008 and has continued through 2009 and the first half of 2010. These factors have severely impacted Synovus’ credit costs, resulting in elevated levels of loan charge-offs and non-performing asset inflows, significant losses on problem asset dispositions, and further valuation adjustments on existing non-performing assets.

The weakened economy has significantly impacted the performance of Synovus’ residential construction and development and land acquisition portfolios; however, Synovus has also experienced weakness in other segments of the commercial loan portfolio, particularly in industries that are impacted by commercial real estate and residential and development factors.

The difficult economic environment has also resulted in a significant number of bank failures in Synovus’ market area. During the 2008-2009 period, Georgia had the highest number of bank failures, 30, in the nation, while Florida, with 15, ranked third. Additionally, Georgia and Florida accounted for 9 and 14 of the 86 bank failures during the first six months of 2010, respectively. Most of the failures in these two states were in Synovus’ footprint, including Atlanta and West Florida.

During the first half of 2010, loan demand has remained weak in most of Synovus’ markets due to economic conditions and a decrease in consumer confidence. Loan yields during the first six months of 2010 have improved slightly following a decline during 2009, driven by a decrease in short-term rates as well as increased costs to carry elevated levels of non-accrual loans. Deposit costs have declined during each of the last six quarters; however, competitive demand for deposits in Synovus’ markets has somewhat limited the decline in deposit costs.

While asset quality remains stressed, most of Synovus’ credit trends showed improvement in the second quarter of 2010 as compared to the prior quarter. Non-performing loan inflows, a leading indicator of future credit costs, decreased 36% from the first quarter of 2010 and 64% from the peak in the first quarter of 2009. This represents the fifth consecutive quarter of decline in non-performing loan inflows. Total non-performing assets declined by 15% from the first quarter impacted by asset dispositions, decreased inflows of non-performing loans, and charge-offs. Total past due loans still accruing interest declined 16.3% to $246.6 million at June 30, 2010 and declined 25.6% as compared to June 30, 2009. Total credit costs declined 10.6% to $352.6 million in the second quarter as compared to $394.5 million in the first quarter of 2010. Provision for loan losses, which is the most significant component of total credit costs, declined $42.0 million, or 12.3%, as compared to the prior quarter. Net charge-offs increased $117.1 million in the second quarter as compared to the first quarter of 2010. The increase was primarily due to the charge-off of one large hotel credit in the second quarter of 2010. While Synovus is encouraged by the general positive trends in Synovus’ credit metrics, given the continued stress on the general economy, Synovus believes it may be difficult to sustain improvement at the same pace experienced in the second quarter of 2010.

Significant Strategic Initiatives in the 2nd Quarter 2010

2010 Capital Plan Initiatives

During 2009, Synovus undertook initiatives which added approximately $644 million in Tier 1 capital through a combination of a public equity offering, liability management, and strategic dispositions. During 2010, Synovus undertook additional initiatives to further bolster its capital, including the sale of its merchant services business in March 2010, which resulted in a pre-tax gain of $69.5 million, and public offerings completed in May 2010 which generated aggregate proceeds of $1.1 billion, including a public offering of 293.3 million shares of Synovus common stock and 13.8 million tangible equity units (tMEDS), which generated net proceeds of $769.0 million and $333.5 million, respectively.

Charter Consolidation

On June 1, 2010, Synovus consolidated 28 of its 30 subsidiary banks into a single Georgia state-chartered bank named Synovus Bank and on June 30, 2010 consolidated its remaining two separately chartered Tennessee banking subsidiaries into Synovus Bank. Such actions are referred to herein as the charter consolidation. The charter consolidation represents only a change in the legal structure of Synovus’ organization and does not change its relationship-banking business model. Synovus believes that this legal change in charter structure will:

•	simplify regulatory oversight;

•	improve capital efficiency;

•	enhance risk management;

•	increase opportunities for efficiency; and

•	better position Synovus to emerge stronger from the current economic downturn.

There can be no assurance that Synovus will realize the anticipated benefits of its charter consolidation. See “Risk Factors” in Synovus’ 2009 10-K, Synovus’ April 26 8-K, and in this report.

Overview of Financial Results for the Six and Three Months Ended June 30, 2010

The net loss for the six and three months ended June 30, 2010 was $444.3 million and $228.6 million, respectively, compared to $721.0 million and $584.3 million, respectively, for the six and three months ended June 30, 2009. The improvement from the prior year is primarily due to lower credit costs. Total credit costs (including provision for losses on loans, foreclosed real estate expenses, provision for unfunded commitments, and charges related to other loans held for sale) for the six and three months ended June 30, 2010 were $747.1 million and $352.6 million, respectively, compared to $1.15 billion and $807.8 million for the same periods in the prior year. The decrease in credit costs was partially offset by a lower income tax benefit in 2010. Additionally, the results for the six months ended June 30, 2010 include a $43.2 million after-tax gain from the sale of the merchant services business, which is reported as discontinued operations.

Pre-tax, pre-credit costs income (which excludes provision for losses on loans, other credit costs, goodwill impairment, and restructuring costs) was $238.3 million and $119.0 million for the six and three months ended June 30, 2010, down $31.8 million, or 11.8%, and 23.9 million, or 16.7%, from the same periods in the prior year, respectively. See “Non-GAAP Financial Measures” in this report. The net interest margin for the first six months of 2010 increased 22 basis points to 3.37% as compared to the same period in 2009, and the net interest margin for the three months ended June 30, 2010 increased 11 basis points to 3.34% as compared to the second quarter of 2009. On a sequential quarter basis, the net interest margin decreased by 5 basis points. The sequential quarter decline was due to the dilutive effect of additional excess liquidity, partially offset by a reduction in the negative impact of non-performing assets, as well as continued improvement in loan yields and declines in core funding costs. See “Non-GAAP Financial Measures” in this report.

During 2009, Synovus announced and executed an aggressive strategy to dispose of non-performing assets and manage its credit quality. Synovus disposed of an aggregate of $477 million of non-performing assets in the first half of 2010 and following on the $1.18 billion of non-performing assets disposed during the year ended December 31, 2009. The total allowance and cumulative write-downs on non-performing assets as a percentage of unpaid principal balance at June 30, 2010 was approximately 49%.

Net loans have decreased $1.93 billion to $22.51 billion, or 15.9% annualized as of June 30, 2010, from $24.44 billion at December 31, 2009 and have declined $4.16 billion, or 15.6%, from $26.67 billion at June 30, 2009. These decreases reflect a fundamental weakness in demand for new loans but also include the impact of net charge-offs which were $749.1 million and $1.61 billion for the six and twelve months ended June 30, 2010. Continued weakness in the housing market has impacted the residential construction and development loan portfolio which has declined $615.2 million, or 35.3% annualized, and $1.44 billion, or 33.3%, as compared to December 31 and June 30, 2009, respectively.

At June 30, 2010, total deposits were $26.26 billion compared to $27.43 billion at December 31, 2009. The total decrease of $1.18 billion was due to a $1.1 billion decrease in time deposits of which $478.2 million represented national market brokered deposits. Core deposits (total deposits less national market brokered deposits) of $22.1 billion decreased slightly (2.8% annualized) compared to December 31, 2009 and 1.5% as compared to June 30, 2009. See “Non-GAAP Financial Measures” in this report.

Total shareholders’ equity increased to $3.4 billion as of June 30, 2010 compared to $2.9 billion as of June 30, 2009. This increase is primarily due to the public offerings and other capital actions that Synovus completed during 2009 and 2010. Synovus continues to actively monitor its capital position and continues to identify, consider, and pursue additional strategies designed to bolster its capital position.

Liquidity is an important consideration in assessing Synovus’ financial strength. In light of the continued weak economy, current market conditions, Synovus’ recent financial performance, and related credit ratings, Synovus currently is maintaining a cash position in excess of what Synovus considers to be historically normal levels. See “Capital Resources” and “Liquidity” in this report.

Management’s Discussion and Analysis

A summary of Synovus’ financial performance for the six and three months ended June 30, 2010 and 2009 is set forth in the table below.

Financial Performance Summary

	Six Months Ended June 30,			Three Months Ended June 30,
(in thousands, except per share data) (percentages annualized)	2010	2009	Change	2010		2009	Change
Net interest income	$498,905	499,848	(0.2)%	$250,039		256,608	(2.6)%
Provision for losses on loans	639,851	921,963	(30.6)	298,904		631,526	(52.7)
Non-interest income	143,691	187,589	(23.4)	73,995		103,202	(28.3)
Non-interest expense	511,559	654,978	(21.9)	258,762		393,936	(34.3)
Fundamental non-interest expense (1)(2)	369,690	376,812	(1.9)	187,009		188,075	(0.6)
Loss from continuing operations before income taxes	(508,814)	(889,504)	42.8	(233,632)		(665,652)	64.9
Pre-tax, pre-credit costs income(1)	238,288	270,040	(11.8)	118,961		142,820	(16.7)
Loss from continuing operations	(487,419)	(723,536)	32.6	(228,575)		(585,593)	61.0
Income from discontinued operations, net of tax	43,162	2,555	nm	—		1,340	nm
Net loss	(444,257)	(720,981)	(38.4)	(228,575)		(584,253)	60.9
Net loss attributable to controlling interest	(443,667)	(723,601)	(38.7)	(228,194)		(586,930)	61.1
Diluted earnings (loss) per common share (EPS):
Net loss from continuing operations attributable to common shareholders	(0.88)	(2.29)	61.6	(0.36)		(1.83)	80.3
Net loss attributable to common shareholders	(0.81)	(2.28)	64.5	(0.36)		(1.82)	80.3

		June 30, 2010	March 31, 2010	Sequential Quarter Change(3)		June 30, 2009	Year Over Year Change
Loans, net of unearned income		$23,342,945	24,417,164	(17.6)%		$27,585,741	(15.4)%
Non-performing assets		1,572,514	1,842,937	(58.9)%		1,718,148	(8.5)%
Total deposits		26,257,563	27,180,048	(13.6)%		27,423,814	(4.3)%
Core deposits (1)		22,081,801	22,537,703	(8.1)%		22,429,173	(1.5)%

Net interest margin (quarter)		3.34%	3.39%	(5	)bp	3.23%	11	bp
Non-performing assets ratio		6.7	7.5	(80	)bp	6.2	49	bp
Past due over 90 days		0.09	0.15	(6	)bp	0.11	(2	)bp
Net charge-off ratio (quarter)		7.21	5.05	216	bp	5.09	212	bp

Tier 1 capital		$3,285,907	2,494,790	127.2%		$2,862,225	14.9%
Tier 1 common equity		2,343,148	1,554,290	203.6%		1,928,370	21.7%
Total risk-based capital		4,160,867	3,357,637	96.0%		3,836,405	8.6%
Tier 1 capital ratio		13.36%	9.68%	367	bp	9.53%	380	bp
Tier 1 common equity ratio		9.52	6.03	349	bp	6.42	309	bp
Total risk-based capital ratio		16.91	13.03	387	bp	12.77	410	bp
Total shareholders’ equity to total assets ratio		10.57	8.07	250	bp	8.79	178	bp
Tangible common equity to tangible assets ratio (1)		7.58	5.08	250	bp	5.94	164	bp
Tangible common equity to risk-weighted assets ratio (1)		9.97	6.39	356	bp	6.90	316	bp
Tangible book value per common share		$2.79	3.36	(0.57)		6.16	(3.37)

(1)	See “Non-GAAP Financial Measures” in this report.
(2)	Fundamental non-interest expense is comprised of total non-interest expense less other credit costs, FDIC insurance expense, goodwill impairment, and restructuring charges.
(3)	Percentage changes are annualized.

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

Management’s Discussion and Analysis

Synovus’ critical accounting policies are described within Management’s Discussion and Analysis in Synovus’ 2009 10-K. There have been no material changes to Synovus’ critical accounting policies, estimates and assumptions, or the judgments affecting the application of these estimates and assumptions in 2010.

Shareholders’ Equity

Preferred Stock and Warrants to Purchase Common Stock

On December 19, 2008, Synovus issued to the United States Department of the Treasury (Treasury) 967,870 shares of Synovus’ Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value (the Series A Preferred Stock), having a liquidation amount per share equal to $1,000, for a total price of $967,870,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. Synovus is current with respect to dividends on the Series A Preferred Stock. Under provisions of the American Recovery and Reinvestment Act (ARRA), the Series A Preferred Stock may be redeemed at any time with the consent of the FDIC. The Series A Preferred Stock is generally non-voting. Should Synovus fail to pay dividends for an aggregate of six quarterly periods, whether or not consecutive, Synovus shall increase the number of authorized Directors by two, and holders of the Series A Preferred Stock shall have the right to elect two Directors. In addition, consent of the holders of 66.67% of the Series A Preferred Stock is required to authorize or create any stock ranking senior to the Series A Preferred Stock, for any amendment to Synovus’ certificate of incorporation that adversely affects the rights or preferences of the holders of the Series A Preferred Stock and for consummation of certain business combinations. Consequences of the issuance of the Series A Preferred Stock purchase include certain restrictions on payment of dividends, repurchase or redemption of Synovus’ equity or capital securities, and limits on the tax deductibility of executive compensation.

As part of its issuance of the Series A Preferred Stock, Synovus issued the Treasury a warrant to purchase up to 15,510,737 shares of Synovus’ common stock (the Warrant) at an initial per share exercise price of $9.36. The Warrant, which expires on December 19, 2018, provides for the adjustment of the exercise price and the number of shares of Synovus’ common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Synovus’ common stock, and upon certain issuances of Synovus’ common stock at or below a specified price relative to the initial exercise price. Pursuant to the Securities Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant. On January 20, 2009, Synovus filed a shelf registration statement with the SEC to register the resale, by Treasury, of the Series A Preferred Stock, the Warrant, and the shares of Common Stock underlying the Warrant. In addition, if the shelf registration statement is unavailable and Synovus is requested by Treasury to do so, Synovus may be obligated to file a registration statement covering an underwritten offering of these securities.

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

2009 Capital Plan Initiatives

On September 22, 2009, Synovus completed a public offering of 150,000,000 shares of Synovus’ $1.00 par value common stock at a price of $4.00 per share generating proceeds of $570.9 million, net of issuance costs. On November 5, 2009, Synovus completed an exchange offer (Exchange Offer) of $29,820,000 in aggregate principal amount of its outstanding 4.875% Subordinated Notes Due 2013 (the Notes). The notes exchanged in the Exchange Offer represent 12.6% of the $236,570,000 aggregate principal amount of the Notes outstanding prior to the Exchange Offer. Pursuant to the terms of the Exchange Offer, Synovus issued approximately 9.44 million shares of Synovus’ common stock as consideration for the Notes. The Exchange Offer resulted in a pre-tax gain of approximately $8.0 million which was recorded during the fourth quarter of 2009.

Management’s Discussion and Analysis

2010 Capital Plan Initiatives

As announced in January 2010, Synovus committed to a plan to sell its merchant services business during the fourth quarter of 2009. The sale was completed on March 31, 2010, and Synovus recognized a gain of $69.5 million before-tax ($42.4 million after-tax) from the sale of its merchant services business. On May 4, 2010, Synovus completed the public offering of 293,250,000 shares of Synovus’ $1.00 par value common stock at $2.75 per share and 13,800,000 tMEDS with a stated value of $25.00 per unit (consisting of prepaid common stock purchase contracts recorded as equity and junior subordinated amortizing notes recorded as debt) generating proceeds of $769.0 million and $333.5 million, net of issuance costs, respectively. The common stock and tMEDS offerings were recorded during the three months ended June 30, 2010.

In connection with the announcement of the equity offerings described above, Synovus also announced that it had formally requested the Treasury to consider the exchange of $967,870,000 in aggregate principal amount of Series A Preferred Stock for a like amount of Trust Preferred securities. The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law in July 2010, includes provisions that exclude trust preferred securities from consolidated Tier 1 Capital of banks and bank holding companies. In consideration of the regulatory changes that will exclude trust preferred securities from Tier I Capital, Synovus no longer intends to pursue the exchange transaction described above.

Balance Sheet

During the six months ended June 30, 2010, total assets decreased by $449.1 million. The principal components of this decrease were a $1.93 billion decrease in loans, net of unearned income and allowance for loan losses, and a $401.5 million decrease in other assets which were offset in part by a $1.76 billion increase in interest bearing funds with the Federal Reserve Bank. The decrease in net loans is due to a lower loan demand, charge-offs, and the sale of non-performing loans. The decline in other assets is mainly due to the receipt of income tax refunds that were classified as receivables at year-end. Interest bearing funds with the Federal Reserve Bank increased as a result of the deposit of cash provided by declining loan balances, and the deposit of proceeds from the capital raise which closed on May 4, 2010.

Other Loans Held for Sale

During the six and three months ended June 30, 2010, Synovus transferred loans with a cost basis totaling $109.8 million and $9.1 million to the other loans held for sale portfolio, respectively. Synovus recognized charge-offs on these loans totaling $50.6 million and $3.4 million for the six and three months ended June 30, 2010, respectively. These charge-offs, which resulted in a new cost basis of $59.2 million and $5.7 million for the loans transferred during the six and three months ended June 30, 2010, respectively, were based on the estimated sales price of the loans at the time of transfer.

Other Real Estate

Other real estate (ORE) consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans. The carrying value of ORE was $212.4 million and $238.8 million at June 30, 2010 and December 31, 2009, respectively. During the six months ended June 30, 2010, approximately $192.5 million of loans were foreclosed and transferred to other real estate. During the six months ended June 30, 2010 and 2009, Synovus recognized foreclosed real estate expenses of $91.9 million and $218.7 million, respectively. These costs primarily consist of charges related to declines in fair value subsequent to the date of foreclosure.

Management’s Discussion and Analysis

Loans

The following table compares the composition of the loan portfolio at June 30, 2010, December 31, 2009, and June 30, 2009.

(dollars in thousands)	Total Loans			Total Loans
Loan Type	June 30, 2010	December 31, 2009	June 30, 2010 vs. December 31, 2009 % Change(*)	June 30, 2009	June 30, 2010 vs. June 30, 2009 % Change
Multi-family	$893,305	946,821	(11.4)%	$852,236	4.8%
Hotels	983,848	1,094,517	(20.4)	1,089,592	(9.7)
Office buildings	911,750	985,969	(15.2)	1,120,160	(18.6)
Shopping centers	1,162,817	1,190,707	(4.7)	1,182,746	(1.7)
Commercial development	465,049	530,716	(25.0)	656,284	(29.1)
Warehouses	530,935	559,427	(10.3)	560,625	(5.3)
Other investment property	522,266	577,847	(19.4)	672,898	(22.4)

Total Investment Properties	5,469,970	5,886,004	(14.3)	6,134,541	(10.8)

1-4 family construction	460,406	715,171	(71.8)	1,218,133	(62.2)
1-4 family perm/mini- perm	1,188,029	1,270,125	(13.0)	1,401,638	(15.2)
Residential development	999,792	1,328,317	(49.9)	1,714,787	(41.7)

Total 1-4 Family Properties	2,648,227	3,313,613	(40.5)	4,334,558	(38.9)

Land Acquisition	1,445,532	1,514,329	(9.2)	1,720,607	(16.0)

Total Commercial Real Estate	9,563,729	10,713,946	(21.6)	12,189,706	(21.5)

Commercial, financial, and agricultural	5,497,933	6,030,746	(17.8)	6,431,935	(14.5)
Owner-occupied	4,234,125	4,445,495	(9.6)	4,663,280	(9.2)

Total Commercial and Industrial	9,732,058	10,476,241	(14.3)	11,095,215	(12.3)

Home equity	1,680,658	1,714,994	(4.0)	1,729,528	(2.8)
Consumer mortgages	1,546,977	1,637,978	(11.2)	1,725,223	(10.3)
Credit card	285,749	294,126	(5.7)	288,349	(0.9)
Other retail loans	548,980	565,131	(5.8)	586,029	(6.3)

Total Retail	4,062,364	4,212,229	(7.2)	4,329,129	(6.2)

Unearned Income	(15,206)	(19,348)	(43.2)	(28,309)	(46.3)

Total	$23,342,945	25,383,068	(16.2)%	$27,585,741	(15.4)%

(*) Percentage changes are annualized.

At June 30, 2010, loans outstanding were $23.34 billion, a decrease of $4.24 billion, or 15.4%, compared to June 30, 2009. On a sequential quarter basis, total loans outstanding declined by $1.07 billion, or 17.7% annualized, while the decline from the fourth quarter of 2009 was $2.04 billion, or 16.2% annualized. The decline in loan balances was impacted by charge-offs and the deliberate continued reduction of non-performing assets through Synovus’ asset disposition strategy. Combined, these measures represent approximately 60% of the loan decline from the prior quarter. In general and throughout the financial services industry, loan demand, particularly in the commercial sector, has been anemic, hampering the ability for growth. Commercial clients have had less appetite to incur additional debt due to continued uncertainty about the general economic outlook. While Synovus expects that loan balances will continue to decline during the second half of 2010, Synovus is currently projecting that the rate of decrease in loans outstanding will be lower than the net decrease during the first half of 2010.

Management’s Discussion and Analysis

Total commercial real estate loans, which represent 41.0% of the total loan portfolio at June 30, 2010, were $9.56 billion, a decline of $1.15 billion, or 21.6% annualized, from year-end 2009 and a decline of $2.63 billion, or 21.5%, from June 30, 2009. Property supply has been outweighing demand causing overall vacancy rates to rise and rental rates to fall; however, the rate of deteriorating market conditions is showing some signs of slowing. The commercial real estate portfolio is diversified among various property types: investment properties, 1-4 family properties, and land acquisition. The investment properties portfolio comprises 57.2% of the total commercial real estate portfolio. The investment properties portfolio has no concentrations by property type, geography, or tenants. Investment property loans are generally recourse in nature with short-term maturities (generally 3 years or less) allowing for restructuring opportunities which reduces vintage exposures. In addition, as part of its risk management strategy, in early 2008, Synovus placed restrictions on both hotel and shopping center lending.

Total residential construction and development (C & D) loans (consisting of 1-4 family construction loans and residential development loans) were $1.46 billion at June 30, 2010, a decline of 57.6% annualized from December 31, 2009 and 50.2% from June 30, 2009. The lack of home builder confidence has hindered future growth in new home starts. Total land acquisition loans were $1.45 billion, a decline of 9.2% annualized from December 31, 2009 and 16.0% from June 30, 2009. Synovus’ combined exposure on performing residential C & D and land acquisition loans has declined $569.1 million, or 40.9% annualized, from December 31, 2009 with the greatest dollar decline in the Atlanta market.

	June 30, 2010
(dollars in thousands)	Residential C&D and Land Acquisition Total Loans	% of Total Residential C&D and Land Acquisition Portfolio
Georgia	$1,471,335	50.6%
Atlanta	668,233	23.0
Florida	412,492	14.2
South Carolina	667,452	23.0
Tennessee	46,060	1.6
Alabama	308,391	10.6

Total	$2,905,730	100.0%

Commercial and industrial (C & I) loans, representing 41.7% of the total loan portfolio, were $9.73 billion at June 30, 2010, down $744.2 million, or 14.3% annualized, from December 31, 2009 and $1.36 billion, or 12.3%, from June 30, 2009. Loan demand in this category is low as businesses are generally not looking for additional credit; rather, they are using cash on hand for growth, or do not anticipate growth or a need for credit given their current business conditions. However, near the end of the second quarter of 2010, some C & I sectors were beginning to show signs of growth especially in the healthcare and manufacturing categories. This portfolio has diverse industry exposure and is relationship-focused; Synovus lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. Synovus concentrates on small to middle market C & I lending, and the portfolio is disbursed across the southeast.

At June 30, 2010, Synovus had 31 loan relationships with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at June 30, 2010 was approximately $76 million.

Retail loans at June 30, 2010 totaled $4.06 billion representing 17.4% of the total loan portfolio. Total retail loans decreased by 6.2% compared to June 30, 2009 and declined at an annualized rate of 7.2% since December 31, 2009, led principally by a decline in consumer mortgage and was partially offset by an increase in small business loans which are a component of other retail loans. The retail loan portfolio credit scores were updated as of March 31, 2010. There was no material migration within the retail loan portfolio.

Apart from credit card loans and unsecured loans, Synovus does not originate loans with loan to collateral value (“LTV”) ratio greater than 100% at origination, except for infrequent situations with high quality borrowers. Synovus follows a risk based approach as it relates to the credit monitoring processes for its loan portfolio. We update collateral values as we believe appropriate, and in compliance with applicable regulations for loans identified as higher risk, based on performance indicators to facilitate our loss mitigation functions.

Management’s Discussion and Analysis

Synovus believes it has prudently granted credit within its retail residential real estate portfolio which includes its home equity line of credit (HELOC) and Consumer Mortgage loans. The home equity loan portfolio consists primarily of loans with strong credit scores (weighted average FICO score of 733 when last measured at March 31, 2010) and conservative debt-to-income ratios (average debt-to-income ratio of 29.7% at June 30, 2010). These loans are primarily extended to customers who have an existing banking relationship with Synovus. The utilization rate (total amount outstanding as a percentage of total available lines) of this portfolio was approximately 62% and 61% at June 30, 2010 and 2009, respectively.

Synovus does not currently develop or offer specific sub-prime, alt-A, no documentation or stated income retail residential real estate loan products. Synovus estimates that, as of June 30, 2010, it has approximately $130 million of retail residential real estate loans (approximately 4% of said portfolio and approximately 0.6% of the total loan portfolio) with FICO scores at origination that were below Fannie Mae and Freddie Mac eligibility thresholds, which could be considered subprime. While FICO scores are one key indicator of credit risk, Synovus makes retail residential real estate lending decisions based upon a number of key credit risk determinants including FICO scores as well as bankruptcy predictor scores, loan-to-value and debt-to-income ratios. Through its mortgage subsidiary, Synovus previously originated Fannie Mae alt-A loans with the intent to sell these loans into the secondary market. Synovus no longer originates such loans and as of June 30, 2010 has approximately $1.6 million of such loans remaining on its balance sheet.

Prior to July 2009, Synovus’ loan policy did not specifically prohibit the origination of no documentation or stated income loans as long as such loans were supported by other risk mitigating criteria including, but not limited to, established relationship history, significant cash on deposit, and/or compensating loan to value or debt to income ratios. Since July 2009, as Synovus continues to tighten its retail residential real estate origination policy, no documentation or stated income loans are permitted to be made only on an exception basis and only if supplemented by the mitigating criteria previously noted. While Synovus does not currently offer specific no documentation or stated income retail residential real estate loan products, loans with these characteristics could have been issued under the previous loan policy or as an exception under the current loan policy, primarily to individuals with existing banking relationships. Synovus does not believe it has originated a significant dollar amount of such loans and does not believe that extending such loans has had a significant negative impact on the credit quality of the portfolio.

The most recently measured weighted average FICO scores within the retail residential real estate portfolio were 733 (HELOC) and 717 (Consumer Mortgages) as of March 31, 2010. FICO scores within the retail residential real estate portfolio have remained stable since 2007. Total past dues within the retail residential real estate portfolio as of June 30, 2010 were 0.86% (HELOC) and 2.09% (Consumer Mortgages) compared to 0.75% (HELOC) and 2.08% (Consumer Mortgages) at December 31, 2009. The charge-off ratios for the six months ended June 30, 2010 were 1.90% (HELOC) and 3.42% (Consumer Mortgages) compared to 2.27% (HELOC) and 2.22% (Consumer Mortgages) for the year ended December 31, 2009.

Credit Quality

Synovus continuously monitors credit quality and maintains an allowance for loan losses that management believes is sufficient to absorb probable and estimable losses inherent in its loan portfolio. Synovus continues to address problem assets and reduce future exposures through asset dispositions as well as timely monitoring of expected losses on problem loans through review of current market data. The total allowance and cumulative write-downs on non-performing assets (NPAs) as a percentage of unpaid principal balance at June 30, 2010 were approximately 49%, up from 45% at December 31, 2009.

Total non-performing assets were $1.57 billion at June 30, 2010, down from $1.83 billion and $1.72 billion at December 31, 2009 and June 30, 2009, respectively. The decrease in NPA levels from the prior quarter was impacted by lower inflows, asset dispositions, and charge-offs. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate was 6.7% at June 30, 2010 compared to 7.1% and 6.2% at December 31, 2009 and June 30, 2009, respectively. At June 30, 2010, 49.3% of total non-performing assets were in the Atlanta and South Carolina markets (31.8% and 17.5%, respectively).

Management’s Discussion and Analysis

Asset quality is expected to remain stressed, but Synovus is encouraged by the improvement in a number of key credit quality metrics. Synovus believes that the best predictor of future credit costs is the level of non-performing loan (NPL) inflows which have declined each of the past five quarters from the peak of $939.0 million in the first quarter of 2009. Additions during the second quarter of 2010 were $339.3 million, down 36.2% from prior quarter additions of $531.4 million and 48.7% from fourth quarter 2009 additions of $661.1 million. During the second quarter of 2010, as seen in the table below, NPL inflow trends declined within each of the loan type portfolios compared to the first quarter of 2010. Overall, NPL inflows have trended in a positive direction, and it is expected that the second half of the year will continue to be below first quarter 2010 levels, but the rate of decreasing inflows could be difficult to sustain given general economic indicator trends. Such information includes negative sentiment in the housing market caused primarily by prolonged elevated levels of foreclosures and a heightened unemployment rate throughout the United States. In addition, Synovus’ footprint in the southeast has experienced unemployment rates that are higher than the national average.

NPL Inflows by Portfolio Type	Three Months Ended
(in thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Investment Properties	$41,951	143,707	92,840
Residential Properties	131,417	246,019	388,640
Land Acquisition	62,518	73,025	121,020
Commercial and Industrial	74,109	159,543	134,700
Retail	29,330	38,773	28,121

Total	$339,325	661,067	765,321

The following table shows the composition of the loan portfolio and non-performing loans (classified by loan type) as of June 30, 2010.

(dollars in thousands) Loan Type	Total Loans	% of Total Loans Outstanding	Total Non- Performing Loans	% of Total Non- Performing Loans
Multi-family	$893,305	3.8%	$10,522	0.8%
Hotels	983,848	4.2	112,879	8.6
Office buildings	911,750	3.9	22,277	1.7
Shopping centers	1,162,817	5.0	27,617	2.1
Commercial development	465,049	2.0	68,689	5.3
Warehouses	530,935	2.3	5,601	0.4
Other investment property	522,266	2.2	26,025	2.0

Total Investment Properties	5,469,970	23.5	273,610	20.9

1-4 family construction	460,406	1.9	109,338	8.4
1-4 family perm/mini-perm	1,188,029	5.1	69,371	5.3
Residential development	999,792	4.3	292,332	22.3

Total 1-4 Family Properties	2,648,227	11.3	471,041	36.0

Land Acquisition	1,445,532	6.2	264,805	20.2

Total Commercial Real Estate	9,563,729	41.0	1,009,456	77.1

Commercial, financial, and agricultural	5,497,933	23.6	152,668	11.7
Owner-occupied	4,234,125	18.1	76,596	5.8

Total Commercial and Industrial Loans	9,732,058	41.7	229,264	17.5

Home equity	1,680,658	7.2	17,669	1.3
Consumer mortgages	1,546,977	6.6	48,048	3.7
Credit card	285,749	1.2	—	—
Other retail loans	548,980	2.4	5,507	0.4

Total Retail	4,062,364	17.4	71,224	5.4

Unearned Income	(15,206)	(0.1)	—	—

Total	$23,342,945	100.0%	$1,309,944	100.0%

Management’s Discussion and Analysis

The following table shows the composition of the residential C & D and land acquisition non-performing loan portfolios as of June 30, 2010. The Atlanta market represents 32.4% of total non-performing loans in the residential C & D and land acquisition portfolios as of June 30, 2010.

	June 30, 2010
(dollars in thousands)	Residential C&D and Land Acquisition NPLs	% of Total Residential C&D and Land Acquisition NPLs
Georgia	$419,597	62.9%
Atlanta	255,125	38.3
Florida	120,630	18.1
South Carolina	99,309	14.9
Tennessee	10,476	1.6
Alabama	16,463	2.5

Consolidated	$666,475	100.0%

Accruing restructured loans were approximately $350.1 million at June 30, 2010 compared to $261.2 million and $213.6 million at March 31, 2010 and December 31, 2009, respectively. At June 30, 2010, the allowance for loan losses allocated to these accruing restructured loans was $44.5 million. Three restructured loans accounted for $73.4 million, or 82.5%, of the increase from the prior quarter. The increase in accruing restructured loans since the prior quarter is directly related to the challenges commercial customers continue to face in the current economic environment and Synovus’ efforts to work with creditworthy customers to find solutions that are in the best interest of both the customer and Synovus. Such restructurings are primarily in the form of extension of terms or reduction in interest rate. Synovus typically extends the term in a commercial modification for less than one year to assist the borrower in difficulty. Accruing restructured loans are not considered non-performing because they are performing in accordance with the restructured terms. At June 30, 2010, approximately 98% of accruing restructured loans are current. At June 30, 2010, loans, net of unearned income, in Synovus’ balance sheet included troubled debt restructurings (accruing and non-accruing) totaling $619.9 million, a decrease of $72.1 million, or 10.4%, compared to March 31, 2010.

During the second quarter of 2010, Synovus completed sales of problem assets totaling approximately $206 million as compared to sales of $271 million in the first quarter of 2010. Asset sales for the second quarter included sales of approximately $88 million of residential real estate loans and ORE properties, $35 million of investment real estate loans and ORE properties, and $76 million of loans and ORE properties which are primarily comprised of owner occupied C & I loans and land acquisition loans. A small portion of Synovus’ asset dispositions include sales within the regions impacted by the Gulf oil spill. While such areas may experience a slow-down in real estate sales, Synovus’ overall NPA inventory is more heavily weighted to Georgia and South Carolina. Therefore, Synovus does not anticipate an urgency to sell in the areas impacted by the oil spill nor does Synovus expect any impact on this pricing to have a significant impact on overall average realization rates. While it is very difficult to predict the volume or speed of the migration of performing loans to problem assets, and while market conditions, regulatory directives and a number of other factors may ultimately affect that migration and the attractiveness of selling problem assets, Synovus presently expects to sell a total of approximately $500 million in problem assets during the second half of 2010.

The allowance for loan losses at June 30, 2010 was $834.5 million, or 3.58%, of total loans compared to $968.7 million, or 3.97%, of total loans in the prior quarter. The decrease was primarily driven by a charge-off on one large hotel credit. Total credit costs for the quarter ended June 30, 2010 were $352.6 million including provision for losses on loans of $298.9 million and expenses related to foreclosed real estate of $46.4 million. The credit costs were largely driven by valuation charges on new non-performing loans and existing non-performing assets.

Charge-Offs

Net charge-offs for the three months ended June 30, 2010 were $433.1 million, an increase of $77.9 million compared to the three months ended June 2009. The charge-off ratio for the three months ended June 30, 2010 was 7.21% annualized, compared to 5.58% annualized for the fourth quarter of 2009. Net charge-offs for the three months ended June 30, 2010 were $117.1 million higher than the

Management’s Discussion and Analysis

prior quarter primarily due to one large non-performing hotel credit. Management presently anticipates that net charge-offs will decline from the first quarter 2010 level of $316.0 million, or 5.05% annualized.

The following tables show net charge-offs by geography and type for the six and three months ended June 30, 2010 and June 30, 2009.

Net Charge-offs by Geography	Six Months Ended		Three Months Ended
(in thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Georgia	$465,474	348,690	278,458	187,204
Atlanta	117,739	241,066	51,147	141,465
Florida	86,385	84,058	52,103	48,366
South Carolina	164,962	126,482	86,028	90,831
Tennessee	13,298	14,984	6,009	9,944
Alabama	18,936	27,324	10,481	18,879

Consolidated	$749,055	601,538	433,079	355,224

Net Charge-offs by Loan Type
	Six Months Ended
	June 30, 2010		June 30, 2009
(in thousands)	Net Charge-offs	% of Average Loans (*)	Net Charge-offs	% of Average Loans(*)
Investment properties	$229,314	8.05%	$63,745	2.10%
1 – 4 Family properties	238,496	15.79	298,413	13.88
Land acquisition	84,873	11.73	82,627	9.68

Total commercial real estate	552,683	10.87	444,785	7.36
Commercial and industrial	138,461	2.76	114,858	2.09
Retail	57,911	2.83	41,895	1.95

Total	$749,055	6.11%	$601,538	4.31%

	Three Months Ended
	June 30, 2010		June 30, 2009
	Net Charge-offs	% of Average Loans (*)	Net Charge-offs	% of Average Loans(*)
Investment properties	$151,328	10.76%	$47,658	3.12%
1 – 4 Family properties	142,394	19.92	184,986	17.12
Land acquisition	38,246	10.70	36,123	8.42

Total commercial real estate	331,968	13.39	268,767	8.84
Commercial and industrial	74,232	2.99	61,619	2.23
Retail	26,879	2.63	24,838	2.30

Total	$433,079	7.21%	$355,224	5.09%

(*) percentages annualized

Provision Expense and Allowance for Loan Losses

Provision expense for the six months ended June 30, 2010 was $639.9 million, a decrease of $282.1 million compared to the same period in the prior year. Total provision expense for the three months ended June 30, 2010 was $298.9 million, a decrease of $332.6 million compared to the same period in the prior year. During the second quarter of 2009, Synovus was able to significantly accelerate the pace of asset dispositions. This accelerated sales strategy puts pressure on pricing and has resulted in liquidation type yields rather than pricing that might be realized under a traditional sales life cycle. In addition, some sales have been conducted through auctions and packaged sales to investors. These types of sales yield lower proceeds than traditional sales. Based upon this, beginning in the second quarter of 2009, the allowance for loan losses includes management’s estimate of losses associated with planned asset dispositions that are both probable and can be reasonably estimated. The allowance

Management’s Discussion and Analysis

for loan losses was $834.5 million, or 3.58% of net loans, at June 30, 2010 compared to $943.7 million, or 3.72% of net loans, at December 31, 2009, and $918.7 million, or 3.33% of net loans, at June 30, 2009.

The allowance for loan losses to non-performing loans coverage was 63.71% at June 30, 2010 compared to 60.66% and 62.40% at December 31, 2009 and June 30, 2009, respectively. This ratio is impacted by collateral-dependent impaired loans, which have no allowance for loan losses as the estimated losses on these credits have been charged-off. Therefore, a more meaningful allowance for loan losses coverage ratio is the allowance to non-performing loans excluding collateral-dependent impaired loans for which there is no related allowance for loan losses which was 187.7% at June 30, 2010 compared to 124.7% at December 31, 2009 and 111.5% at June 30, 2009.

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

Synovus has considered the potential impact of the Gulf oil spill on its allowance for loan losses on its credits in the Mobile and Florida panhandle areas. Synovus will continue to make appropriate adjustments to credit ratings based upon the most current information on each individual credit. Management believes that utilizing the risk grade channel is the most appropriate way to capture increased risk of loss. As of June 30, 2010, Synovus has not experienced any negative migration in the loan portfolio as a result of the oil spill so no downgrades are warranted at this time. However, Synovus will continue to monitor future developments and make risk grade adjustments as appropriate.

Potential Exposure Related to Gulf Oil Spill	June 30, 2010
(in thousands)	Total Performing Loans	Total Non-performing Loans
Florida panhandle	$1,169,610	123,557
Mobile	176,537	3,301

Total	1,346,147	126,858

Investment Properties (less hotels)	208,597	3,706
Hotels	67,974	1,942
Residential R/E	172,233	32,984
Land Acquisition	102,177	62,485
Commercial & Industrial	584,319	19,556
Retail	210,847	6,185

Total	$1,346,147	126,858

Management’s Discussion and Analysis

The table below includes selected credit quality metrics.

(dollars in thousands)	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Non-performing loans(1)	$1,309,944	1,542,704	1,555,776	1,519,049	1,472,242
Impaired loans held for sale (2)	50,208	78,078	36,816	40,932	34,938
Other real estate	212,362	222,155	238,807	187,494	210,968

Non-performing assets(3)	$1,572,514	1,842,937	1,831,399	1,747,475	1,718,148

Net charge-offs – quarter	$433,079	315,976	361,857	496,777	355,225
Net charge-offs/Avg. loans – quarter (4)	7.21%	5.05%	5.58	7.33	5.09
Net charge-offs – YTD	$749,055	315,976	1,460,175	1,098,315	601,538
Net charge-offs/Avg. loans – YTD (4)	6.11%	5.05%	5.37	5.30	4.31
Loans over 90 days past due and still accruing	$21,430	35,491	19,938	43,816	31,018
As a % of loans	0.09%	0.15%	0.08	0.17	0.11
Total past due loans and still accruing	$246,635	294,753	262,446	356,456	331,731
As a % of loans	1.06%	1.21%	1.03	1.35	1.20
Restructured loans (accruing)	$350,145	261,157	213,552	192,559	18,025
Allowance for loan losses	$834,522	968,697	943,725	918,468	918,723
Allowance for loan losses as a % of loans	3.58%	3.97%	3.72	3.49	3.33
Non-performing loans as a % of total loans	5.6	6.3	6.1	5.8	5.3
Non-performing assets as a % of total loans, other loans held for sale, and ORE	6.7	7.5	7.1	6.6	6.2
Allowance to non-performing loans	63.71	62.79	60.66	60.46	62.40
Collateral-dependent impaired loans(5)	$1,044,058	1,269,817	1,021,038	1,231,788	1,228,704

(1) The total allowance and cumulative write-downs on non-performing loans as a percentage of unpaid principal balance at June 30, 2010 was approximately 46% compared to 45% at March 31, 2010.
(2) Represent only the impaired loans that are intended to be sold. Impaired loans held for sale are carried at the lower of cost or fair value.
(3) The total allowance and cumulative write-downs on non-performing assets as a percentage of unpaid principal balance at June 30, 2010 was approximately 49% compared to 49% at March 31, 2010.
(4) Ratio is annualized.
(5) Collateral-dependent impaired loans for which there was no associated reserve were $865.2 million at June 30, 2010 and $783.6 million at March 31, 2010.

Management continuously monitors non-performing and past due loans in an effort to mitigate further deterioration regarding the condition of these loans. Potential problem loans are defined by management as certain performing loans with a well-defined weakness where there is information about possible credit problems of borrowers which causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms of such loans. Management’s decision to include performing loans in the category of potential problem loans indicates that management has recognized a higher degree of risk associated with these loans. In addition to accruing loans 90 days past due, Synovus had approximately $1.97 billion of potential problem commercial loans at June 30, 2010 as compared to approximately $1.57 billion and $1.43 billion at March 31, 2010 and December 31, 2009, respectively. Management’s current expectation of probable losses from potential problem loans is included in the allowance for loan losses. At June 30, 2010, the allowance for loan losses allocated to these potential problem loans was approximately $266.9 million. Synovus cannot predict at this time whether these potential problem loans ultimately will become problem loans or result in losses.

Management’s Discussion and Analysis

The table below shows potential problem commercial loans as of June 30, 2010.

(in thousands) Loan Type	Potential Problem Commercial Loans
Multi-family	48,010
Hotels	82,788
Office buildings	76,503
Shopping centers	101,235
Commercial development	50,823
Warehouses	16,759
Other investment property	27,959

Total Investment Properties	404,077

1-4 family construction	73,673
1-4 family perm/mini-perm	97,856
Residential development	281,140

Total 1-4 Family Properties	452,669

Land Acquisition	447,715

Total Commercial Real Estate	1,304,461

Commercial, financial, and agricultural	393,637
Owner-occupied	275,617

Total Commercial and Industrial	669,254

Total Commercial	1,973,715

The table below shows credit quality measures for the investment property loan portfolio as of June 30, 2010.

(dollars in thousands)	Outstanding Balance	NPL Ratio	30+ Past Due Ratio
Multi-family	$893,305	1.2%	—
Hotels	983,848	11.5	0.6
Office buildings	911,750	2.4	1.2
Shopping centers	1,162,817	2.4	0.5
Commercial development	465,049	14.8	0.1
Warehouses	530,935	1.1	1.2
Other investment property	522,266	5.0	0.2

Total investment property loans	$5,469,970	5.0%	0.6

The table below shows credit quality measures for the C & I loan portfolio as of June 30, 2010.

(dollars in thousands)	Outstanding Balance	NPL Ratio	30+ Past Due Ratio
Commercial, financial, and agricultural	$5,497,933	2.8%	1.4
Owner occupied real estate	4,234,125	1.8	0.5

Total commercial and industrial loans	$9,732,058	2.4%	1.0

Management’s Discussion and Analysis

The table below shows credit quality measures for the retail loan portfolio as of June 30, 2010.

(dollars in thousands)	Outstanding Balance	NPL Ratio	30+ Past Due Ratio
Home equity lines	$1,680,658	1.1%	0.9
Consumer mortgage	1,546,977	3.1	2.1
Small business	205,609	1.2	1.4
Credit card	285,749	—	2.7
Other consumer loans	343,371	0.9	1.7

Total retail loans	$4,062,364	1.8%	1.6

Deposits

The following table presents the composition of deposits.

(in thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Non-interest bearing demand deposit accounts	$4,250,514	4,172,697	3,861,783
Interest bearing demand deposit accounts	3,766,514	3,894,243	3,364,067
Money market accounts	7,314,073	7,363,677	7,823,493
National market brokered money market accounts	712,717	1,098,117	1,547,323
Savings accounts	492,361	463,967	479,329
Time deposits	10,434,101	11,538,949	11,895,142
National market brokered time deposits	3,463,045	3,941,211	3,447,318

Total deposits	$26,257,563	27,433,533	27,423,814

Core deposits (*)	$22,081,801	22,394,205	22,429,173

Total national market brokered deposits	$4,175,762	5,039,328	4,994,641

(*) Core deposits consist of total deposits less national market brokered deposits. See reconciliation of Non-GAAP Financial Measures in this report.

During the first six months of 2010, Synovus continued to reduce its dependence on time deposits and improve its deposit mix. Time deposits declined $1.1 billion during the first six months of 2010 and non-interest bearing demand deposit accounts as a percentage of total deposits increased to 16% from 15% at year-end 2009 and 14% a year ago. At June 30, 2010, the percentage of loans funded by core deposits (total deposits less national market brokered deposits) was approximately 95%, improved from 88% at December 31, 2009 and 81% a year ago. See “Non-GAAP Financial Measures” in this report.

Prior to the charter consolidation, Synovus had the ability to offer certain Shared Deposit products (Synovus® Shared Deposit). Following completion of the charter consolidation, Synovus’ Shared Deposit customers have a six month grace period, per FDIC regulations, during which their total deposit will remain fully insured. Additionally, during that grace period, Shared CD customers whose CDs mature during the grace period can elect to renew their Shared CD on a fully insured basis for the same term. Synovus is working with its Shared Deposit products customers during and after this grace period to offer additional deposit products to meet their needs. Since the charter consolidation, Synovus has experienced strong retention of its Shared Deposit balances. Total shared deposits at June 30, 2010 were $1.65 billion as compared to $1.86 billion at December 31, 2010 and $1.92 billion at June 30, 2009.

Due to the significant turmoil in financial markets during the second half of 2008, national market brokered deposits became more attractive to financial market participants and investors as an FDIC insured alternative to money market and other investment accounts. Synovus grew this funding source as demand for these products increased during the second half of 2008, but has reduced its dependence on funding from these products through normal run off during the six months ended June 30, 2010. National market brokered deposits were $4.18 billion at June 30, 2010 as compared to $5.04 billion at December 31, 2009 and $4.99 billion at June 30, 2009.

Management’s Discussion and Analysis

Capital Resources and Liquidity

Capital Resources

Synovus has always placed great importance on maintaining a solid capital base and continues to satisfy applicable regulatory capital requirements. Management is committed to maintaining a capital level sufficient to assure shareholders, customers, and regulators that Synovus is financially sound and to enable Synovus to return to profitability.

The following table presents certain ratios used to measure Synovus’ capitalization.

(dollars in thousands)	June 30, 2010	March 31, 2010	December 31, 2009
Tier 1 capital	3,285,907	2,494,790	2,721,287
Tier 1 common equity	2,343,148	1,554,290	1,782,998
Total risk-based capital	4,160,867	3,357,637	3,637,712
Tier 1 capital ratio	13.36%	9.68	10.16
Tier 1 common equity ratio	9.52	6.03	6.66
Total risk-based capital to risk-weighted assets ratio	16.91	13.03	13.58
Leverage ratio	10.12	7.68	8.12
Common equity to assets ratio	7.69	5.20	5.86
Tangible common equity to tangible assets ratio (*)	7.58	5.08	5.74
Tangible common equity to risk-weighted assets ratio (*)	9.97	6.39	7.03

(*) See “Non-GAAP Financial Measures” in this report.

As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. The capital measures used by the federal banking regulators are the total risk-based capital ratio, Tier 1 risk-based capital ratio, and the leverage ratio. Under the regulations, a state-chartered bank will be well-capitalized if it has a total capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure. However, even if a bank satisfies all applicable quantitative criteria to be considered well-capitalized, the regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. At June 30, 2010, Synovus Bank was required to hold regulatory capital levels in excess of minimum well-capitalized requirements, primarily as a result of increases in its non-performing assets. Management believes that, as of June 30, 2010, Synovus and its subsidiary bank meet all capital requirements to which they are subject.

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

Management’s Discussion and Analysis

In December 2008, Synovus issued 967,870 shares of Series A Preferred Stock to the United States Department of the Treasury as part of the Capital Purchase Program (CPP), generating $967.9 million of Tier 1 Capital. See Note 4 of Notes to Consolidated Financial Statements in this report and Note 12 of Notes to Consolidated Financial Statements in Synovus’ 2009 10-K.

During 2009 and 2010, Synovus has completed several public offerings and other capital actions which are described below.

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

During 2010, Synovus undertook additional initiatives to further boost its capital including the sale of its merchant services business which resulted in a pre-tax gain of approximately $69.5 million, a public offering of 293,250,000 shares of common stock, and 13,800,000 units of tangible equity units (tMEDS). The common stock and tMEDS offerings, which were completed on May 4, 2010, increased Tier 1 common equity by approximately $1.03 billion. The aggregate proceeds of the equity offerings, which were completed on May 4, 2010, are as follows:

(in thousands, except per share and per unit amounts)	Common Stock $1.00 Par Value	Tangible Equity Units (tMEDS) $25.00 Stated Value	Total Equity Offerings
Shares/units issued	293,250	13,800
Price per share/unit	$2.75	25.00

Gross proceeds	$806,438	345,000	1,151,438
Issuance costs (*)	37,427	11,484	48,911

Proceeds, net of issuance costs (*)	$769,011	333,516	1,102,527

(*) Issuance costs are estimated pending receipt of invoices for certain costs.

A tMEDS unit consists of a prepaid common stock purchase contract recorded as equity and a junior subordinated amortizing note recorded as debt. As a result of the tMEDS issuance, $70.4 million was recorded to debt, an offsetting $2.3 million was recorded to prepaid debt issuance costs, and $265.5 million was recorded to additional paid-in capital.

Synovus continually monitors its capital position, particularly as capital is impacted by current credit conditions, economic conditions and regulatory requirements, and engages in regular discussions with its regulators regarding capital at both Synovus and Synovus Bank. During 2009 and continuing into 2010, Synovus has experienced significant declines in the value of collateral for real estate loans and heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs, foreclosures, and losses on disposition of the underlying assets. While these levels continue to remain high, certain indicators of negative credit quality migration have begun to improve; however, it is difficult to predict the effects of further negative developments in the credit, economic, and regulatory environments which could cause these levels to worsen or delay their improvement.

Management currently believes, based on internal capital analysis and earnings projections, that Synovus’ capital position is adequate to absorb additional losses and continue to meet current regulatory minimum capital requirements. However, Synovus continues to actively monitor its capital position as well as economic conditions, actual performance against forecasted credit losses, evolving industry capital standards, and changes in regulatory

Management’s Discussion and Analysis

standards and requirements. As part of its ongoing management of capital, Synovus will continue to monitor its capital position and identify, consider and pursue additional strategic initiatives to bolster its capital position as deemed necessary. See “Risk Factors” in Synovus’ 2009 10-K, Synovus’ April 26 8-K, and in this report.

Liquidity

Liquidity represents the extent to which Synovus has readily available sources of funding needed to meet the needs of depositors, borrowers and creditors, to support asset growth, to maintain reserve requirements, and to otherwise sustain operations of Synovus and its subsidiary bank, at a reasonable cost, on a timely basis, and without adverse consequences. The Asset Liability Management Committee (ALCO), operating under liquidity and funding policies approved by the Board of Directors and in coordination with Synovus Bank, actively analyzes contractual and anticipated cash flows in order to properly manage Synovus’ liquidity position.

Synovus generates liquidity through maturities and repayments of loans by customers, deposit growth, and access to sources of funds other than deposits. Management must ensure that adequate liquidity, at a reasonable cost, is available to meet the cash flow needs of depositors, borrowers, and creditors. Management constantly monitors and maintains appropriate levels of liquidity so as to provide adequate funding sources to meet estimated customer deposit withdrawals and future loan requests. Liquidity is also enhanced by the acquisition of new deposits. Each of the banking markets monitor deposit flows and evaluate alternate pricing structures in an effort to retain and grow deposits. In the current market environment, customer confidence is a critical element in growing and retaining deposits. In this regard, Synovus’ asset quality could play a larger role in the stability of the deposit base. In the event asset quality declines significantly from its current level, the ability to grow and retain deposits could be diminished, which in turn could reduce deposits as a liquidity source.

Prior to the charter consolidation, Synovus grew deposits through the offering of Shared Deposit products. The charter consolidation resulted in the inability to offer the Shared Deposit products in the future. From the date of completion of the charter consolidation, Synovus’ Shared Deposit customers will have a six month grace period, per FDIC regulations, during which their total deposit will remain fully insured. Additionally, CD customers whose CDs mature during the grace period can elect to renew their shared CD on a fully insured basis for the same term. Synovus is working with its Shared Deposit products customers during and after this grace period to offer additional deposit products to meet their needs. While Synovus intends to aggressively pursue retention of this deposit base, there can be no assurance that a significant portion of these deposits will remain on deposit at Synovus Bank after their final maturity. The possibility of this deposit outflow is a potential liquidity risk. Due to this and other liquidity risks, Synovus expects to maintain an above average short term liquidity cushion, primarily in the form of interest bearing funds with the Federal Reserve Bank.

Synovus’ subsidiary bank, Synovus Bank, also generates liquidity through the national deposit markets. Synovus Bank issues longer-term certificates of deposit across a broad geographic base to increase their liquidity and funding positions. Access to these deposits could become more limited if Synovus Bank’s asset quality and financial performance were to significantly deteriorate. Synovus Bank has the capacity to access funding through its membership in the FHLB System. At June 30, 2010, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.

In addition to bank level liquidity management, Synovus must manage liquidity at the holding company level for various operating needs including capital infusions into subsidiaries, the servicing of debt, the payment of general corporate expenses, and the payment of dividends to shareholders. The primary source of liquidity for Synovus consists of dividends from Synovus Bank which is governed by certain rules and regulations of state and federal banking regulatory agencies. Dividends from subsidiaries in 2009 and the first half of 2010 were significantly lower than those received in previous years. Synovus does not expect to receive subsidiary dividends in the second half of 2010.

Management’s Discussion and Analysis

During 2009, Synovus was required to contribute capital to certain subsidiary banks and has continued to do so in 2010. In addition, Synovus Bank is currently required to maintain regulatory capital levels in excess of minimum well-capitalized requirements primarily as a result of increases in nonperforming assets. Synovus may be required to contribute additional capital to Synovus Bank in the event that Synovus Bank’s regulators require the bank to increase its capital as a result of weakened financial condition or other formal or informal regulatory requirements. See Note 13, Regulatory Capital, in the Notes to Consolidated Financial Statements of Synovus’ 2009 10-K.

Synovus’ holding company has historically enjoyed a solid reputation and credit standing in the capital markets and historically has been able to raise funds in the form of either short or long-term borrowings or equity issuances, including the public offerings completed in September 2009 and May 2010. The public offerings completed in May 2010 provided significant liquidity resources to Synovus and the holding company. Due to the liquidity risks noted above, Synovus anticipates retaining a portion of this liquidity in readily available funds. The equity offerings completed in May 2010 generated net proceeds of approximately $1.1 billion and have significantly bolstered capital and liquidity. In light of the continued weak economy, current market conditions, Synovus’ recent financial performance and related credit ratings, Synovus is currently maintaining a cash position that is excess of what Synovus considers to be historically normal levels. Synovus will continue to identify, consider, and pursue additional strategic initiatives to further strengthen its capital position as deemed necessary. See “Capital Resources” in this report.

While liquidity is an ongoing challenge for all financial institutions, Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs through the near future. However, if economic conditions or other factors worsen to a greater degree than the assumptions underlying Synovus’ internal financial performance projections or regulatory capital requirements for Synovus or its subsidiary bank increase as the result of regulatory directives or otherwise, then Synovus may be required to seek additional liquidity from external sources. See “Risk Factors” in Synovus’ 2009 10-K, Synovus’ April 26 8-K, and in this report.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the six months ended June 30, 2010 decreased $2.45 billion, or 7.0%, to $32.55 billion compared to the first six months of 2009. Average earning assets decreased $2.30 billion, or 7.1%, in the first six months of 2010 compared to the same period in 2009 and represented 92.1% of average total assets. The reduction in average total assets provided funding through a $3.64 billion net decrease in loans outstanding, a $436.0 million decrease in the investment securities portfolio, and a $144.3 million decrease in mortgage loans held for sale which were offset in part by a decrease in deposits of $1.14 billion and a decrease in shareholders’ equity of $624.0 million. Funding provided by the items named above was used to reduce short-term borrowings by $391.2 million, long-term debt by $183.7 million, and to increase the balance of interest bearing funds held with the Federal Reserve Bank by $2.04 billion.

Net interest income for the six months ended June 30, 2010 was $498.9 million, a decrease of $943 thousand, or 0.2%, compared to $499.8 million for the six months ended June 30, 2009. Net interest income for the three months ended June 30, 2010 was $250.0 million, a decrease of $6.6 million, or 2.6%, compared to $256.6 million for the three months ended June 30, 2009.

The net interest margin for the six months ended June 30, 2010 was 3.37% up 22 basis points from 3.15% for the six months ended June 30, 2009. Compared to the six months ended June 30, 2009, earning asset yields decreased by 24 basis points while the effective cost of funds decreased by 46 basis points. The yield on earning assets was positively impacted by a 20 basis point increase in loan yields. Earning asset yields were negatively impacted by a 64 basis point decrease in taxable investment securities yields and by the $2.04 billion increase in lower yielding funds held at the Federal Reserve Bank. The effective cost of funds was positively impacted by the downward repricing of maturing certificates of deposit. Core certificates of deposit declined by 118 basis points and national market brokered certificates of deposit decreased 124 basis points.

On a sequential quarter basis, net interest income increased by $1.2 million while the net interest margin decreased 5 basis points to 3.34%. Yields on earning assets decreased 16 basis points, and the

Management’s Discussion and Analysis

effective cost of funds decreased by 11 basis points. Yields on earning assets were positively impacted by a 6 basis point increase in loan yields, primarily due to a lower level of net interest charge-offs, and negatively impacted by a higher level of funds held at the Federal Reserve Bank. The average balance of funds held at the Federal Reserve Bank increased $1.16 billion on a linked quarter basis. The effective cost of funds was positively impacted by the downward repricing of maturing certificates of deposit. Core certificates of deposit declined by 12 basis points, and national market brokered certificates of deposit decreased 23 basis points. The sequential quarter decrease in the net interest margin reflects the dilutive effect of additional excess liquidity partially offset by a reduction in the negative impact of non-performing assets, as well as continued improvement in loan yields and declines in core funding costs.

The margin in the second half of 2010 should continue to modestly benefit from further downward repricing of certificates of deposit, although the most significant improvements have been realized. Funds held at the Federal Reserve Bank, while remaining at elevated levels, should moderate as wholesale funding is allowed to run off and investment securities are purchased. These actions should be modestly accretive to the margin while the continued downward repricing of maturing investment securities and lower average loan balances will limit overall margin improvement. Expected movements in these and other key components of the margin could result in modest improvement in the net interest margin in the second half of 2010.

Management’s Discussion and Analysis

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

	2010		2009
(dollars in thousands) (yields and rates annualized)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Interest Earning Assets
Taxable investment securities	$3,068,634	2,952,188	2,983,914	3,209,718	3,353,382
Yield	4.40%	4.70	4.79	5.06	5.16
Tax-exempt investment securities	$66,125	72,041	88,848	98,435	107,626
Yield	6.85%	7.16	7.03	7.06	7.08
Trading account assets	$16,763	14,881	14,356	13,439	19,984
Yield	5.45%	5.29	5.60	8.22	5.57
Commercial loans	$19,982,523	20,880,069	21,722,140	22,850,126	23,572,578
Yield	4.92%	4.85	4.82	4.73	4.72
Consumer loans	$4,100,458	4,174,320	4,249,316	4,303,592	4,335,897
Yield	5.33%	5.36	5.32	5.37	5.38
Allowance for loan losses	$(964,212)	(951,552)	(906,484)	(905,700)	(663,355)

Loans, net	$23,118,769	24,102,837	25,064,972	26,248,018	27,245,120
Yield	5.21%	5.15	5.10	5.01	4.96
Mortgage loans held for sale	$131,700	96,440	114,906	194,158	268,933
Yield	5.54%	5.49	5.29	5.39	4.94
Federal funds sold, due from Federal Reserve Bank and other short-term investments	$3,591,353	2,435,880	2,995,367	1,653,546	996,754
Yield	0.25%	0.24	0.24	0.24	0.24
Federal Home Loan Bank and Federal Reserve Bank Stock (*)	$140,209	142,524	140,550	139,230	132,346
Yield	0.82%	0.97	1.01	1.38	0.54

Total interest earning assets	$30,133,553	29,816,791	31,402,913	31,556,544	32,124,145
Yield	4.51%	4.67	4.59	4.76	4.83

Interest Bearing Liabilities
Interest bearing demand deposits	$3,617,669	3,636,437	3,851,237	3,310,924	3,582,954
Rate	0.42%	0.42	0.41	0.42	0.45
Money market accounts	$6,606,161	6,450,696	6,420,003	6,309,578	6,241,764
Rate	1.07%	1.19	1.21	1.23	1.24
Savings deposits	$495,901	476,007	469,526	477,909	477,752
Rate	0.15%	0.15	0.15	0.15	0.15
Time deposits under $100,000	$2,626,852	2,726,002	2,851,913	3,030,346	3,126,984
Rate	2.00%	2.17	2.44	2.86	3.13
Time deposits over $100,000	$4,561,517	4,770,429	4,909,253	5,281,529	5,355,736
Rate	1.95%	2.05	2.32	2.73	3.04
National market brokered money market accounts	$833,811	1,047,417	1,218,363	1,365,477	1,885,214
Rate	0.83%	0.74	0.75	0.77	0.75
National market brokered time deposits	$3,681,660	3,871,581	4,011,648	3,941,977	3,203,546
Rate	1.90%	2.13	2.41	2.66	3.09

Total interest bearing deposits	$22,423,571	22,978,569	23,731,943	23,717,740	23,873,950
Rate	1.36%	1.48	1.62	1.85	1.96
Federal funds purchased and other short-term liabilities	$493,602	472,691	729,988	1,194,759	1,166,785
Rate	0.44%	0.47	0.45	0.37	0.36
Long-term debt	$1,882,358	1,805,363	1,897,915	1,906,320	2,090,710
Rate	2.36%	2.17	1.75	2.14	1.94

Total interest bearing liabilities	$24,799,531	25,256,623	26,359,846	26,818,819	27,131,445
Rate	1.42%	1.51	1.59	1.80	1.89

Non-interest bearing demand deposits	$4,271,444	4,243,622	4,162,027	4,069,108	3,812,876
Net interest margin	3.34%	3.39	3.25	3.22	3.23

(*) Included as a component of other assets on the accompanying balance sheet.

Management’s Discussion and Analysis

Yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the six months ended June 30, 2010 and 2009 are presented below.

(dollars in thousands, yields and rates annualized)	Six Months Ended June 30,
	2010	2009
Interest Earning Assets
Taxable investment securities	$3,010,733	3,403,956
Yield	4.55%	5.19
Tax-exempt investment securities	$69,067	111,871
Yield	7.01%	6.99
Trading account assets	$15,827	21,275
Yield	5.30%	5.71
Commercial loans	$20,428,817	23,549,144
Yield	4.88%	4.74
Consumer loans	$4,137,185	4,344,690
Yield	5.34%	5.44
Allowance for loan losses	$(957,917)	(646,438)

Loans, net	$23,608,085	27,247,396
Yield	5.18%	4.98
Mortgage loans held for sale	$114,167	258,493
Yield	5.52%	5.19
Federal funds sold, due from Federal Reserve Bank and other short-term investments	$3,016,808	1,105,223
Yield	0.24%	0.28
Federal Home Loan Bank and Federal Reserve Bank Stock (*)	$141,360	124,817
Yield	0.89%	0.59

Total interest earning assets	$29,976,047	32,273,031
Yield	4.59%	4.83

Interest Bearing Liabilities
Interest bearing demand deposits	$3,627,001	3,592,609
Rate	0.42%	0.47
Money market accounts	$6,528,858	6,256,806
Rate	1.13%	1.27
Savings deposits	$486,009	465,050
Rate	0.15%	0.15
Time deposits under $100,000	$2,676,153	3,174,528
Rate	2.09%	3.27
Time deposits over $100,000	$4,665,396	5,454,859
Rate	2.00%	3.18
National market brokered money market accounts	$940,024	1,978,953
Rate	0.78%	0.79
National market brokered time deposits	$3,776,096	3,459,636
Rate	2.01%	3.25

Total interest bearing deposits	$22,699,537	24,382,441
Rate	1.42%	2.00
Federal funds purchased and other short-term liabilities	$483,204	874,376
Rate	0.45%	0.42
Long-term debt	$1,844,073	2,027,737
Rate	2.24%	1.98

Total interest bearing liabilities	$25,026,814	27,284,554
Rate	1.46%	2.00

Non-interest bearing demand deposits	$4,257,610	3,712,972
Net interest margin	3.37%	3.15

(*) Included as a component of other assets on the accompanying balance sheet.

The following table summarizes the components of net interest income for the six and three months ended June 30, 2010 and 2009, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Interest income	$680,534	770,885	337,739	384,491
Taxable-equivalent adjustment	2,167	2,399	1,056	1,219

Interest income, taxable equivalent	682,701	773,284	338,795	385,710
Interest expense	181,629	271,037	87,700	127,883

Net interest income, taxable equivalent	$501,072	502,247	251,095	257,827

Management’s Discussion and Analysis

Non-Interest Income

The following table summarizes non-interest income for the six and three months ended June 30, 2010 and 2009.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Service charges on deposit accounts	$54,155	58,401	27,876	29,702
Fiduciary and asset management fees	22,695	21,471	11,357	10,657
Brokerage and investment banking income	12,699	14,393	6,768	7,521
Mortgage banking income	12,132	23,912	6,318	14,590
Bankcard fees	19,315	17,505	9,800	9,144
Investment securities losses(gains), net	(431)	—	17	—
Increase in fair value of private equity investments, net	2,181	8,090	1,283	8,090
Other fee income	10,932	16,412	5,402	8,722
Gain from sale of MasterCard shares	—	8,351	—	8,351
Other non-interest income	10,013	19,054	5,174	6,425

Total non-interest income	$143,691	187,589	73,995	103,202

Total non-interest income for the six and three months ended June 30, 2010 was $143.7 million and $74.0 million, respectively, down 23.4% and 28.3%, respectively, from the same periods in 2009.

Service charges on deposit accounts, the single largest component of fee income, were $54.2 million and $27.9 million, respectively, for the six and three months ended June 30, 2010, down 7.3% and 6.2% from the same periods in 2009. Service charges on deposit accounts consist of non-sufficient funds (NSF) fees (which represent 58.3% and 58.7%, respectively, of the total for the six and three months ended June 30, 2010), account analysis fees, and all other service charges.

NSF fees for the six and three months ended June 30, 2010 were $31.6 million and $16.4 million, down $3.7 million, or 10.5%, and down $1.5 million, or 8.3%, respectively, compared to the same periods in 2009. Account analysis fees were $13.2 million and $6.5 million, respectively, for the six and three months ended June 30, 2010, down $1.1 million, or 7.4%, and down $480 thousand, or 6.9%, compared to the same periods in 2009. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $9.4 million and $5.0 million for the six and three months ended June 30, 2010, respectively, up $513 thousand, or 5.8%, and up $138 thousand, or 2.8%, compared to the same periods in 2009.

Synovus anticipates that changes from Regulation E, which become effective August 1, 2010, will have a negative impact on NSF revenues. These changes limit the ability of a financial institution to assess an overdraft fee for paying automated teller machine and debit card transactions that overdraw a customer’s account unless the customer affirmatively consents, or opts-in, to the institution’s payment of overdrafts for these transactions. Synovus estimates the negative impact from Regulation E for the remainder of 2010 will be approximately $6.5 million. However, other strategies are being assessed to replace lost fee income.

Financial management services revenues (which primarily consist of fiduciary and asset management fees, brokerage and investment banking revenue, and customer interest rate swap revenue which is included in other fee income) decreased $2.4 million, or 5.9%, to $38.4 million for the six months ended June 30, 2010 and decreased $1.7 million, or 8.1%, to $19.6 million for the three months ended June 30, 2010 as compared to the same periods in 2009. The decline for both the six and three month periods is principally the result of reduced trading account income, brokerage income and customer interest rate swap income. Fixed income securities positions have been intentionally reduced in consideration of economic conditions. Decreased brokerage revenues reflect reduced trading volume and average trade size, and customer conservatism. Demand for customer interest rate swaps has declined in the current economic environment, in large part due to declining loan demand.

Mortgage banking income decreased $11.8 million, or 49.3%, for the six months ended June 30, 2010 and decreased $8.3 million, or 56.7%, for the three months ended June 30, 2010 as compared to the same periods in 2009. Mortgage production volume decreased $725.9 million, or 54.7%, for the six months ended June 30, 2010 and decreased $294.0 million, or 46.0%, for the three months ended June 30, 2010 as compared to the same periods in 2009. The decrease in mortgage banking income and production volume is primarily due to a decrease in refinance activity.

Management’s Discussion and Analysis

The increase in fair value of private equity investments net declined by $5.9 million and $6.8 million, respectively, for the six and three months ended June 30, 2010 as compared to the same periods in 2009. These decreases reflect Synovus’ sale of the majority of its investment in its private equity investment subsidiary during the three months ended December 31, 2009.

Other fee income decreased $5.5 million and $3.3 million, or 33.4%, and 38.1%, respectively, for the six and three months ended June 30, 2010 as compared to the same periods in 2009 principally due to a decline in fees associated with letters of credit.

Other non-interest income decreased $9.0 million, or 47.4%, for the six months ended June 30, 2010 and decreased $1.3 million, or 19.5%, for the three months ended June 30, 2010 compared to the same periods in 2009. The largest component of the change in other non-interest income for the six months ended June 30, 2010 is that the prior year included a $5.8 million gain on early debt extinguishment.

Non-Interest Expense

The following table summarizes non-interest expense for the six and three months ended June 30, 2010 and 2009.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Salaries and other personnel expense	$207,951	219,594	103,929	108,508
Net occupancy and equipment expense	60,565	62,029	30,588	30,544
FDIC insurance and other regulatory fees	36,615	43,060	18,970	30,061
Foreclosed real estate expense	91,948	218,734	46,440	172,404
Losses on other loans held for sale	73	1,095	12	1,160
Goodwill impairment	—	241	—	241
Professional fees	20,976	17,285	11,595	10,340
Data processing expense	22,007	22,321	11,323	11,166
Restructuring charges	—	6,755	—	397
Other operating expenses	71,424	63,864	35,905	29,115

Total non-interest expense	$511,559	654,978	258,762	393,936

Non-interest expense decreased by 21.9% and 34.3% for the six and three months ended June 30, 2010, respectively, compared to the same periods in 2009. The decline was driven primarily by lower foreclosed real estate expense. With the consolidation of Synovus’ 30 separate bank charters into one charter, Synovus expects to identify additional efficiencies that will result in reductions of personnel and other cost savings.

For the six and three months ended June 30, 2010, salaries and other personnel expenses decreased by $11.6 million, or 5.3%, and decreased $4.6 million, or 4.2%, respectively, compared to the same periods in 2009. The decline was largely due to reductions in headcount. Total employees at June 30, 2010 were 6,388, down 77 compared to June 30, 2009. The decrease in headcount is primarily the result of the Company’s continued emphasis on efficiency and expense management.

FDIC insurance expense decreased $6.4 million to $36.6 million for the six months ended June 30, 2010 and decreased $11.1 million to $19.0 million for the three months ended June 30, 2010 compared to the same periods in 2009. The decrease in FDIC insurance is primarily due to the FDIC special assessment in June 2009 of $16.6 million partially offset by higher assessment rates.

Foreclosed real estate costs for the six and three months ended June 30, 2010 declined $126.8 million, or 58.0%, and declined $126.0 million, or 73.1%, respectively, compared to the same periods in 2009. The decline is primarily driven by heightened prior period charges related to declines in fair value or reductions in estimated realizable value subsequent to the date of foreclosure.

Professional fees for the six months ended June 30, 2010 increased $3.7 million, or 21.4%, compared to the same period in 2009. The increase is primarily driven by professional fees associated with Synovus’ charter consolidation and legal fees associated with certain litigation. Restructuring charges during the six months ended June 30, 2009 included $6.8 million of severance expense.

Management’s Discussion and Analysis

Income Tax Expense

Under provisions of ASC 740-30-25, companies are required to assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence that can be objectively verified. Primarily as a result of increased credit losses, Synovus reached a three-year cumulative pre-tax loss position during the three months ended June 30, 2009. Cumulative losses in recent years are considered significant negative evidence which is difficult to overcome in assessing the realizability of a deferred tax asset. As a result, beginning with the second quarter of 2009, Synovus no longer considers future taxable income in determining the realizability of its deferred tax assets. Synovus' estimate of the realization of its deferred tax assets is solely based on future reversals of existing taxable temporary differences and currently available tax planning strategies.

Synovus increased its deferred tax asset valuation allowance by $199 million and $94 million during the six and three months ended June 30, 2010, respectively, for a total valuation allowance of $642 million at June 30, 2010 (net of the federal benefit on state income taxes). At June 30, 2010, management concluded that $4.1 million of its net deferred tax assets would be realized. This amount of net deferred tax assets is based on actual separate entity state income tax liabilities and tax planning strategies.

Synovus expects to reverse the majority of the valuation allowance once it has demonstrated a sustainable return to profitability. However, until such event occurs, Synovus will have minimal to no ability to partially offset pre-tax operating losses with income tax benefits. In other words, Synovus will continue to increase its valuation allowance for deferred tax assets. Management’s estimate of the pre-tax loss, changes in the valuation allowance and state tax liabilities impacts the actual effective tax rate for continuing operations. Pursuant to ASC 740-20-45-7, the gain from discontinued operations and the increase to net unrealized security gains recorded to other comprehensive income were considered in determining the amount of tax benefit that results from the loss from continuing operations.

The table below shows the effective tax rate for the six and three months ended June 30, 2010 and 2009.

	Six Months Ended June 30, 2010			Three Months Ended June 30, 2010
(dollars in thousands)	Discontinued Operations	Continuing Operations	Total	Discontinued Operations	Continuing Operations	Total
Income (loss) before income taxes	$70,641	(508,814)	(438,173)	—	(233,632)	(233,632)

Income tax expense (benefit), gross	27,479	(219,980)	(192,501)	—	(98,563)	(98,563)
Increase in valuation allowance for deferred tax assets	—	198,585	198,585	—	93,506	93,506

Net income (loss)	$43,162	(487,419)	(444,257)	—	(228,575)	(228,575)

Effective tax rate before valuation allowance(1)	38.9%	(43.2)	(43.9)	—	(42.2)	(42.2)
Effective tax rate after valuation allowance(1)	38.9%	(4.2)	1.4	—	(2.2)	(2.2)

	Six Months Ended June 30, 2009			Three Months Ended June 30, 2009
(dollars in thousands)	Discontinued Operations	Continuing Operations	Total	Discontinued Operations	Continuing Operations	Total
Income (loss) before income taxes	$4,302	(889,504)	(885,202)	2,256	(665,652)	(663,396)
Income tax (benefit) expense, gross	1,747	(342,719)	(340,972)	916	(253,483)	(252,567)
Increase in valuation allowance for deferred tax assets	—	176,751	176,751	—	173,424	173,424

Net income (loss)	$2,555	(723,536)	(720,981)	1,340	(585,593)	(584,253)

Effective tax rate before valuation allowance(1)	40.6%	(38.5)	(38.5)	40.6	(38.1)	(38.1)
Effective tax rate after valuation allowance(1)	40.6%	(18.7)	(18.6)	40.6	(12.0)	(11.9)

(1)	Negative percentages reference a net tax benefit and positive percentages reference net tax expense.

Management’s Discussion and Analysis

A reconciliation of the beginning and ending amount of the valuation allowance recorded against deferred tax assets is as follows:

(in thousands)	2010	2009
Balance at January 1,	$443,332	5,068
Increase for the three months ended March 31,	105,079	3,327
Increase for the three months ended June 30,	93,506	173,424

Balance at June 30,	$641,917	181,819

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

Synovus’ ability to use its tax attributes would be substantially limited if there were an “ownership change” as defined under Section 382 of the Internal Revenue Code and related Internal Revenue Service pronouncements. In general, an ownership change would occur if Synovus’ “5-percent shareholders,” as defined under Section 382, collectively increase their ownership in Synovus by more than 50 percentage points over a rolling three-year period. The shareholder rights plan is designed to reduce the likelihood that Synovus experiences such an ownership change by deterring acquisitions that would increase the holdings of existing 5-percent shareholders or cause any person or group to become a 5-percent shareholder. 5-percent shareholders generally do not include certain institutional holders, such as mutual fund companies, that hold Synovus equity securities on behalf of several individual mutual funds where no single fund owns 5 percent or more of Synovus equity securities. Synovus’ public offerings of 293,250,000 shares of common stock and 13,800,000 Tangible Equity Units in the second quarter did not result in an ownership change under Section 382.

The charter consolidation qualifies as a non-taxable reorganization. Accordingly, the tax attributes of these merged companies survived the charter consolidation. Synovus does not expect its taxable presence in the various state and local jurisdictions to change significantly as a result of the charter consolidation. With the charter consolidation, certain state tax planning strategies were realized which resulted in an increase of the deferred tax assets valuation allowance.

Dividends

Synovus has historically paid a quarterly cash dividend to the holders of its common stock. Management closely monitors trends and developments in credit quality, liquidity (including dividends from subsidiaries, which are expected to be significantly lower than those received in previous years), financial markets and other economic trends, as well as regulatory requirements regarding the payment of dividends, all of which impact Synovus’ capital position, and will continue to periodically review dividend levels to determine if they are appropriate in light of these factors and the restrictions on payment of dividends described below. In the current environment, regulatory restrictions may limit Synovus’ ability to continue to pay dividends. Synovus must inform and consult with the Federal

Management’s Discussion and Analysis

Reserve Board prior to declaring and paying any future dividends on its common and preferred stock, and the Federal Reserve Board could decide at any time that paying any common stock dividends could be an unsafe or unsound banking practice. In addition, Synovus must obtain the prior approval of the Banking Commissioner of the State of Georgia prior to increasing the cash dividend on Synovus’ common stock above the current level of $0.01 per share. See “Part I–Business–Supervision, Regulation and Other Factors-Dividends,” “Risk factors-Business Risks-We presently are subject to, and in the future may become subject to additional supervisory actions and/or enhanced regulation that could have a material negative effect on Synovus’ business, operating flexibility, financial condition, and the value of Synovus’ common stock,” and “Risk factors-Business risks-We may be unable to pay dividends on Synovus’ common stock” in Synovus’ 2009 10-K, the April 26 8-K and “Risk Factors” in this report.

Synovus’ ability to pay dividends is partially dependent upon dividends that it receives from its banking subsidiary and its non-banking subsidiaries which are restricted by various regulations administered by federal and state bank regulatory authorities. Dividends from subsidiaries in 2009 and the first half of 2010 were significantly lower than those received in previous years. Synovus does not expect to receive subsidiary dividends in the second half of 2010

Synovus declared dividends of $0.02 per common share and $0.01 per common share for the six and three months ended June 30, 2010, respectively. Synovus declared dividends of $0.02 per common share and $0.01 per common share for the six and three months ended June 30, 2009, respectively.

In addition to dividends paid on its common stock, Synovus paid dividends of $24.2 million and $12.1 million to the Treasury on the Series A Preferred Stock during the six and three months ended June 30, 2010, respectively. Synovus paid dividends of $19.6 million and $12.1 million during the six and three months ended June 30, 2009, respectively.

Synovus’ participation in the Capital Purchase Program restricts its ability to increase the quarterly cash dividends payable on Synovus’ common stock (without consent of the Treasury) until the earlier of December 19, 2011, or until Synovus has redeemed the Series A Preferred Stock in whole or the Treasury has transferred the Series A preferred stock to a third party. In addition, Synovus must seek the Federal Reserve’s permission to increase the quarterly dividend on its common stock above $0.01 per common share. Synovus is presently subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on business, operating flexibility, financial condition, and the value of Synovus common stock. See “Part I–Business–Supervision, Regulation and Other Factors-Dividends,” “Risk factors-Business Risks-We presently are subject to, and in the future may become subject to additional supervisory actions and/or enhanced regulation that could have a material negative effect on Synovus’ business, operating flexibility, financial condition, and the value of Synovus’ common stock,” and “Risk factors-Business risks-We may be unable to pay dividends on Synovus' common stock” in Synovus’ 2009 10-K and Synovus’ April 26 8-K and “Risk Factors” in this report.

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

Management’s Discussion and Analysis

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

Management uses these non-GAAP financial measures to assess the performance of Synovus’ core business and the strength of its capital position. Synovus believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist investors in evaluating Synovus’ operating results, financial strength and capital position. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures at other companies. Pre-tax, pre-credit costs income is a measure used by management to evaluate core operating results exclusive of credit costs as well as certain non-core expenses such as goodwill impairment charges, restructuring charges, and Visa litigation expense (recovery). Fundamental non-interest expense is a measure used by management to evaluate core non-interest expense exclusive of other credit costs, FDIC insurance expense, restructuring charges, Visa litigation expense (recovery), and goodwill impairment charges. Net interest margin excluding the impact of non-performing assets is a measure used by management to measure the net interest margin exclusive of the impact of non-performing assets and associated net interest charge-offs on the net interest margin. Core deposits is a measure used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. Total risk-weighted assets is a required measure used by banks and financial institutions in reporting regulatory capital and regulatory capital ratios to Federal and state regulatory agencies. The tangible common equity to tangible assets ratio and the tangible common equity to risk-weighted assets ratio are used by management and investment analysts to assess the strength of Synovus’ capital position.

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

Management’s Discussion and Analysis

Reconciliation of Non-GAAP Financial Measures

(dollars in thousands)	June 30, 2010	March 31, 2010	December 31, 2009	June 30, 2009
Tangible Common Equity Ratios
Total risk-weighted assets	$24,603,856	25,767,271	26,781,973	30,037,167
Total assets	$32,382,340	32,439,438	32,831,418	34,349,670
Goodwill	(24,431)	(24,431)	(24,431)	(39,280)
Other intangible assets, net	(14,505)	(15,556)	(16,649)	(18,914)

Tangible assets	$32,343,404	32,399,451	32,790,338	34,291,476

Total shareholders’ equity	$3,423,932	2,616,743	2,851,041	3,018,361
Goodwill	(24,431)	(24,431)	(24,431)	(39,280)
Other intangible assets, net	(14,505)	(15,556)	(16,649)	(18,914)
Cumulative perpetual preferred stock	(932,695)	(930,433)	(928,207)	(923,855)

Tangible common equity	$2,452,301	1,646,323	1,881,754	2,036,312

Total shareholders’ equity to total assets ratio(1)	10.57%	8.07	8.68	8.79
Tangible common equity to tangible assets ratio	7.58%	5.08	5.74	5.94
Tangible common equity to risk-weighted assets ratio	9.97%	6.39	7.03	6.78

Core Deposits
Total deposits	$26,257,563	27,180,048	27,433,533	27,423,814
National market brokered deposits	(4,175,762)	(4,642,345)	(5,039,328)	(4,994,641)

Core deposits	$22,081,801	22,537,703	22,394,205	22,429,173

Net Interest Margin Excluding the Negative Impact of Non-performing Assets
Average earning assets (2)	$30,133,553	29,816,791	31,402,913	31,991,798
Net interest income (taxable equivalent)	251,095	249,978	257,058	257,827
Add: Negative impact of non-performing assets on net interest income (3)	24,383	27,863	30,102	25,992

Net interest income excluding the negative impact of non-performing assets	$275,478	277,841	287,160	283,819

Net interest margin	3.34%	3.39	3.25	3.23
Add: Negative impact of non-performing assets on net interest margin	0.33	0.38	0.38	0.47

Net interest margin excluding the negative impact of non-performing assets	3.67%	3.77	3.63	3.70

(1)	Total shareholders’ equity less preferred stock divided by total assets.
(2)	Quarterly average balance.
(3)	Represents pro forma interest income on non-performing loans at current commercial loan portfolio yield, carrying cost of ORE, and net interest charge-offs on loans recognized during the quarter.

Management’s Discussion and Analysis

Reconciliation of Non-GAAP Financial Measures

	Six Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Pre-Tax Pre-Credit Costs Income
Loss before income taxes	$(508,814)	(889,504)	(233,632)	(665,652)
Add: Provision for losses on loans	639,851	921,963	298,904	631,526
Add: Other credit costs (4)	107,251	230,585	53,689	176,308
Add: Goodwill impairment	—	241	—	241
Add: Restructuring costs	—	6,755	—	397

Pre-tax pre-credit costs income	$238,288	270,040	118,961	142,820

Fundamental Non-Interest Expense
Total non-interest expense	$511,559	654,978	258,762	393,936
Less: Other credit costs (4)	(107,251)	(230,585)	(53,689)	(176,308)
Less: FDIC insurance expense	(34,618)	(40,585)	(18,064)	(28,915)
Less: Restructuring charges	—	(6,755)	—	(397)
Less: Goodwill impairment expense	—	(241)	—	(241)

Fundamental non-interest expense	$369,690	376,812	187,009	188,075

(4)	Other credit costs consist primarily of losses on ORE, reserve for unfunded commitments, and charges related to other loans held for sale.

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

Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0% to 0.25%. Due to short-term interest rates being at or near 0% at this time, only rising rate scenarios have been modeled. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points to determine the sensitivity of net interest income for the next twelve months. As of June 30, 2010, the interest rate sensitivity of Synovus has not significantly changed as compared to December 31, 2009. Synovus continues to maintain a moderately asset sensitive position which would be expected to benefit net interest income in a rising interest rate environment. This asset sensitivity increased modestly in the second quarter, primarily due to higher expected balances of funds held at the Federal Reserve Bank. Several factors could serve to diminish this asset sensitivity, the primary of which would be an increase in the expected level of deposit pricing competition. The following table represents the estimated sensitivity of net interest income to these changes in short term interest rates at June 30, 2010, with comparable information for December 31, 2009.

	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)
Change in Short-Term Interest Rates (in basis points)	June 30, 2010	December 31, 2009
+ 200	3.5%	2.5%
+ 100	2.4%	0.9%

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

ITEM 4 – CONTROLS AND PROCEDURES

Synovus has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of Synovus’ management, including the acting chief executive officer and chief financial officer. Based on this evaluation, these officers have concluded that disclosure controls and procedures are effective in timely alerting them to material information relating to Synovus (including its consolidated subsidiaries) required to be included in periodic SEC filings. No change in Synovus’ internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

As previously disclosed, the FDIC conducted an investigation of the policies, practices and procedures used by Columbus Bank and Trust Company (CB&T), a division of Synovus Bank, a wholly owned banking subsidiary of Synovus Financial Corp. (Synovus), in connection with the credit card programs offered pursuant to its Affinity Agreement with CompuCredit Corporation (CompuCredit). CB&T issues credit cards that are marketed and serviced by CompuCredit pursuant to the Affinity Agreement. A provision of the Affinity Agreement generally requires CompuCredit to indemnify CB&T for losses incurred as a result of the failure of credit card programs offered pursuant to the Affinity Agreement to comply with applicable law. Synovus is subject to a per event 10% share of any such loss, but Synovus’ 10% payment obligation is limited to a cumulative total of $2 million for all losses incurred.

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

CB&T and the FDIC also entered into an Order for Restitution pursuant to which CB&T agreed to establish and maintain an account in the amount of $7.5 million to ensure the availability of restitution with respect to categories of consumers, specified by the FDIC, who activated Aspire credit card accounts issued pursuant to the Affinity Agreement on or before May 31, 2005. The FDIC may require the account to be applied if, and to the extent that, CompuCredit defaults, in whole or in part, on its obligation to pay restitution to any consumers required under the settlement agreements CompuCredit entered into with the FDIC and the Federal Trade Commission (FTC) on December 19, 2008. Those settlement agreements require CompuCredit to credit approximately $114 million to certain customer accounts that were opened between 2001 and 2005 and subsequently charged off or were closed with no purchase activity. CompuCredit has stated that this restitution involves mostly non-cash credits — in effect, reversals of amounts for which payments were never received. In addition, CompuCredit has stated that cash refunds to consumers are estimated to be approximately $3.7 million. This $7.5 million account represents a contingent liability of CB&T. At June 30, 2010, CB&T has not recorded a liability for this contingency. Any amounts paid from the restitution account are expected to be subject to the indemnification provisions of the Affinity Agreement described above. Synovus does not currently expect that the settlement will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

On May 23, 2008, CompuCredit and its wholly owned subsidiary, CompuCredit Acquisition Corporation, sued CB&T and Synovus in the State Court of Fulton County, Georgia, alleging breach of contract with respect to the Affinity Agreement. This case has subsequently been transferred to Georgia Superior Court, CompuCredit Corp., v. Columbus Bank and Trust Co., Case No. 08-CV-157010 (Ga. Super Ct.) (the “Superior Court Litigation”). CompuCredit seeks compensatory and general damages in an unspecified amount, a full accounting of the shares received by CB&T and Synovus in connection with the MasterCard and Visa initial public offerings and remittance of certain of those shares to CompuCredit, and the transfer of accounts under the Affinity Agreement to a third-party. The parties are actively engaged in settlement discussions to resolve the Superior Court Litigation. Although no assurances can be given as to whether the litigation will settle, Synovus recorded a contingent liability in the amount of $10.5 million in the third quarter of 2009 relating to this potential settlement. CB&T and Synovus intend to continue to vigorously defend themselves against these allegations. Based on current knowledge and advice of counsel, management does not believe that the eventual outcome of this case will have a material adverse effect on Synovus’ consolidated financial condition, results of operations or cash flows. It is possible, however, that in the event of unexpected future developments the ultimate resolution of this matter, if unfavorable, may be material to Synovus’ results of operations for any particular period.

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

On July 7, 2009, the City of Pompano Beach General Employees’ Retirement System filed suit against Synovus, and certain of Synovus’ current and former officers, in the United States District Court, Northern District of Georgia (Civil Action File No. 1 09-CV-1811) (the “Securities Class Action”) and on June 11, 2010, Lead Plaintiffs, the Labourers’ Pension Fund of Central and Eastern Canada and the Sheet Metal Workers’ National Pension Fund, filed an amended complaint alleging that Synovus and the named individual defendants misrepresented or failed to disclose material facts that artificially inflated Synovus’ stock price in violation of the federal securities laws. Lead Plaintiffs’ allegations are based on purported exposure to Synovus’ Sea Island lending relationship and the impact of such alleged exposure on Synovus’ financial condition. Lead Plaintiffs in the Securities Class Action seek damages in an unspecified amount.

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

In the wake of the ongoing financial credit crisis that began in 2007, Synovus, like many other financial institutions, has become the target of numerous legal actions and other proceedings asserting claims for damages and related relief for losses resulting from this crisis. These actions include claims and counterclaims asserted by individual borrowers related to their loans and allegations of violations of state and federal laws and regulations relating to banking practices, including several purported putative class action matters. Synovus Bank recently was named as a defendant in a purported putative class action relating to the manner in which it charges overdraft fees to customers. The case, Griner et. al. v. Synovus Bank, et. al. was filed in Gwinnett County State Court on July 30, 2010, and asserts claims for usury and conversion for alleged injuries suffered by the plaintiffs as a result of Synovus Bank’s assessment of overdraft charges in connection with its POS/debit and automated-teller machine cards used to access customer accounts. This litigation, and certain of the other litigation and regulatory matters to which Synovus is subject, assert claims for substantial or indeterminate damages. Additional lawsuits containing claims similar to those described above may be filed in the future. Synovus intends to vigorously pursue all available defenses to these claims.

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” Synovus’ 2009 10-K and Synovus’ April 26 8-K which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations or the trading price of our securities.

Except as set forth below, there were no material changes during the period covered by this report to the risk factors previously disclosed in Synovus’ 2009 10-K and Synovus’ April 26 8-K.

We may not realize the expected benefits from the Charter Consolidation.

During the second quarter of 2010, we completed the consolidation of our 30 separately chartered banks into a single bank subsidiary (the “Charter Consolidation”). We believe that the Charter Consolidation will result in a number of benefits, including simplified regulatory oversight, improved capital efficiency and enhanced risk management. However, there is no guarantee that we will realize any of the expected benefits of the Charter Consolidation. Furthermore, the Charter Consolidation could have an adverse impact on our business and results of operations if our customers and employees perceive the Charter Consolidation as a loss of our traditional community banking culture, which may result in higher than expected loss of deposits (particularly with respect to our Synovus Shared Deposit products), disruption of our business and adverse affects on our ability to maintain relationships with our customers and employees. We rely on the current officers of our subsidiary banks to manage our subsidiary banks in their respective market areas and we could be materially adversely affected if a significant number of these officers depart as a result of the Charter Consolidation. Difficulty in consolidating the operations of our subsidiary banks could lead to higher than expected integration costs.

We presently are subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock.

Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, state banking regulators, the Federal Reserve, the Office of the Comptroller of the Currency and separately the FDIC as the insurer of bank deposits, have the authority to compel or restrict certain actions on our part if they determine that we have insufficient capital or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, our bank regulators can require us to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which we could be required to take identified corrective actions to address cited concerns, or to refrain from taking certain actions.

As a result of losses that we have incurred to date and our high level of non-performing assets, we entered into a memorandum of understanding with the Federal Reserve Bank of Atlanta and the Banking Commissioner of the State of Georgia, or the “Georgia Commissioner,” pursuant to which we agreed to implement plans that are intended to, among other things, minimize credit losses and reduce the amount of our non-performing assets, limit and manage our concentrations in commercial loans, improve our credit risk management and related policies and procedures, address liquidity management and current and future capital requirements, strengthen enterprise risk management practices, and provide for succession planning for key corporate and regional management positions and our board of directors. The memorandum of understanding also requires that we inform and consult with the Federal Reserve Board prior to declaring and paying any future dividends, and obtain the prior approval of the Federal Reserve Bank of Atlanta and the Georgia Commissioner prior to increasing the quarterly cash dividend on our common stock above $0.01 per share.

In addition, Synovus Bank is presently subject to a memorandum of understanding with the Georgia Commissioner and the FDIC that is substantially similar in substance and scope to the holding company memorandum of understanding described above. The bank memorandum of understanding also requires that Synovus Bank obtain approval from the Georgia Commissioner and the FDIC prior to paying any cash dividends to Synovus and provides that, as a result of our charter consolidation, we will take all necessary steps to avoid customer confusion as a result of our proposed use of trade names at our various bank branches and to update our long-term strategic plan to reflect the charter consolidation and the various actions we have otherwise agreed to implement under the memorandum of understanding. Synovus Bank is presently also subject to a memorandum of understanding with the Georgia Commissioner and the FDIC relating to its subsidiary, Synovus Mortgage Corp. (“SMC”). In the SMC memorandum of understanding, Synovus Bank has agreed to implement plans that are intended to, among other things, strengthen its oversight of SMC and SMC’s compliance program relating to compliance and fair lending laws, rules and regulations.

If we are unable to comply with the terms of our current supervisory agreements, or if we are unable to comply with the terms of any future regulatory actions, supervisory agreements, or orders to which we may become subject, then we could become subject to additional, heightened supervisory actions and orders, possibly including consent orders, prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our common stock and Series A Preferred Stock. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such supervisory action could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock. See “Item 1—Business-Supervision, Regulation and Other Factors” in Synovus’ 2009 10-K.

Diminished access to historical and alternative sources of liquidity could adversely affect our overall liquidity.

Liquidity represents the extent to which we have readily available sources of funding needed to meet the needs of our depositors, borrowers and creditors, to support asset growth, to maintain reserve requirements, and to otherwise sustain our operations and the operations of our subsidiary bank. Our bank subsidiary primarily generates liquidity from earnings and deposits. In the current competitive environment, customer confidence is a critical element in growing and retaining deposits. In this regard, our subsidiary bank’s asset quality could play a larger role in the stability of the deposit base. In the event asset quality declines significantly from its current level, our subsidiary bank’s ability to grow and retain deposits could be diminished. As a result of the Charter Consolidation, our bank subsidiary is unable to continue to offer our Synovus Shared Deposit products. While we intend to aggressively pursue retention of this deposit base, there can be no assurance that a significant portion of these deposits will remain on deposit at our subsidiary bank. The possibility of this deposit outflow poses a material risk to our bank subsidiary’s liquidity.

We must maintain adequate liquidity at the holding company level for various operating needs, including the servicing of debt, the payment of general corporate expenses, and the payment of dividends to shareholders. In addition to our ordinary course liquidity needs, current conditions in the public markets for bank holding companies, dividend payments on our Series A Preferred Stock, and capital needs of our subsidiary bank have put additional pressure on our liquidity. The primary source of liquidity at the holding company level is dividends from our bank subsidiary and earnings. Synovus has not had positive earnings since 2007. While Synovus expects to be able to achieve positive earnings in the foreseeable future, there can be no assurance that Synovus will be able to achieve such target. Synovus Bank, our sole subsidiary bank following the Charter Consolidation, is currently subject to a memorandum of understanding that prohibits it from paying any cash dividends to us without regulatory approval. In addition to dividends from our subsidiary banks, we have historically had access to a number of alternative sources of liquidity, including the capital markets, but given the downturn in the credit and liquidity markets over the past two years as well as our current credit rating, there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all. If our access to these traditional and alternative sources of liquidity is diminished or only available on unfavorable terms and we continue to experience increased demand for liquidity at the holding company level then our overall liquidity and financial condition will be adversely affected.

ITEM 2 - UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

In prior periods, Synovus received previously owned shares of its common stock in payment of the exercise price of stock options and shares withheld to cover taxes on vesting for non-vested shares granted. No shares of Synovus’ common stock were delivered during the three months ended June 30, 2010.

ITEM 6 - EXHIBITS

(a) Exhibits	Description

3.1	Amended and Restated Articles of Incorporation of Synovus.

3.2	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Report on Form 8-K date January 28, 2010, as filed with the SEC on January 29, 2010.

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

10.1	Code of Business Conduct of Ethics, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated July 22, 2010 as filed with the SEC on July 26, 2010.

10.2

Letter Agreement (including Securities Purchase Agreement — Standard Terms incorporated by reference therein) dated December 19, 2008, between Synovus Financial Corp. and the United States Department of the Treasury, incorporated by reference to Exhibit 10.1 of Synovus Current Report on Form 8-K dated December 17, 2008 as filed with the SEC on December 22, 2008.

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report

101	Interactive data file

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

Date: August 9, 2010	BY:	/s/ Thomas J. Prescott
Thomas J. Prescott
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

(a) Exhibits	Description

3.1	Amended and Restated Articles of Incorporation of Synovus.

3.2	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Report on Form 8-K date January 28, 2010, as filed with the SEC on January 29, 2010.

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

10.1	Code of Business Conduct of Ethics, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated July 22, 2010 as filed with the SEC on July 26, 2010.

10.2

Letter Agreement (including Securities Purchase Agreement — Standard Terms incorporated by reference therein) dated December 19, 2008, between Synovus Financial Corp. and the United States Department of the Treasury, incorporated by reference to Exhibit 10.1 of Synovus Current Report on Form 8-K dated December 17, 2008 as filed with the SEC on December 22, 2008.

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report

101	Interactive data file