Form 10-Q
period 2010-09-30
SYNOVUS FINANCIAL CORP
filed 2010-11-05
CIK 18349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

Commission File Number 1-10312

SYNOVUS FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

GEORGIA	58-1134883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Bay Avenue, Suite # 500

PO Box 120

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐            No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	October 31, 2010
Common Stock, $1.00 Par Value	785,111,914 shares

SYNOVUS FINANCIAL CORP.

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

SYNOVUS FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
(in thousands, except share data)	2010	2009
ASSETS
Cash and due from banks	$385,687	564,482
Interest bearing funds with Federal Reserve Bank	3,113,435	1,901,847
Interest earning deposits with banks	22,271	12,534
Federal funds sold and securities purchased under resale agreements	177,350	203,959
Trading account assets, at fair value	15,061	14,370
Mortgage loans held for sale, at fair value	241,353	138,056
Other loans held for sale	50,302	36,816
Investment securities available for sale, at fair value	3,326,133	3,188,735
Loans, net of unearned income	22,581,036	25,383,068
Allowance for loan losses	(836,355)	(943,725)

Loans, net	21,744,681	24,439,343

Premises and equipment, net	555,919	580,375
Goodwill	24,431	24,431
Other intangible assets, net	13,463	16,649
Other assets	1,284,675	1,709,821

Total assets	$30,954,761	32,831,418

LIABILITIES AND EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$4,248,071	4,172,697
Interest bearing deposits	20,988,154	23,260,836

Total deposits	25,236,225	27,433,533
Federal funds purchased and other short-term borrowings	410,353	475,062
Long-term debt	1,743,097	1,751,592
Other liabilities	324,077	299,730

Total liabilities	27,713,752	29,959,917

Equity
Shareholders’ equity:
Cumulative perpetual preferred stock - no par value. Authorized 100,000,000 shares; 967,870 issued and outstanding at September 30, 2010 and December 31, 2009	934,991	928,207
Common stock - $1.00 par value. Authorized 1,200,000,000 shares; issued 790,750,802 in 2010 and 495,513,957 in 2009; outstanding 785,057,350 in 2010 and 489,828,319 in 2009	790,751	495,514
Additional paid-in capital	2,350,392	1,605,097
Treasury stock, at cost - 5,693,452 shares in 2010 and 5,685,638 shares in 2009	(114,176)	(114,155)
Accumulated other comprehensive income	91,112	84,806
Accumulated deficit	(837,004)	(148,428)

Total shareholders’ equity	3,216,066	2,851,041
Non-controlling interest in subsidiaries	24,943	20,460

Total equity	3,241,009	2,871,501

Total liabilities and equity	$30,954,761	32,831,418

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Interest income:
Loans, including fees	$893,120	1,002,786	289,320	330,636
Investment securities available for sale	101,646	131,904	32,163	42,051
Trading account assets	606	889	184	278
Mortgage loans held for sale	5,655	9,319	2,507	2,615
Other loans held for sale	15	61	(6)	32
Federal funds sold and securities purchased under resale agreements	170	305	67	65
Interest on Federal Reserve Bank balances	5,798	1,926	2,252	936
Interest earning deposits with banks	14	315	3	7

Total interest income	1,007,024	1,147,505	326,490	376,620

Interest expense:
Deposits	228,595	359,577	68,824	110,568
Federal funds purchased and other short-term borrowings	1,557	3,013	470	1,126
Long-term debt	32,506	30,436	11,736	10,295

Total interest expense	262,658	393,026	81,030	121,989

Net interest income	744,366	754,479	245,460	254,631
Provision for losses on loans	878,872	1,418,485	239,020	496,522

Net interest (expense) income after provision for losses on loans	(134,506)	(664,006)	6,440	(241,891)

Non-interest income:
Service charges on deposit accounts	80,867	88,100	26,711	29,699
Fiduciary and asset management fees	33,103	32,714	10,408	11,244
Brokerage and investment banking income	19,435	21,440	6,736	7,047
Mortgage banking income	22,295	30,949	10,163	7,037
Bankcard fees	29,989	26,619	10,674	9,114
Investment securities (losses) gains, net	(1,043)	14,730	(612)	14,730
Increase (decrease) in fair value of private equity investments, net	5,703	1,237	3,521	(6,853)
Other fee income	16,372	24,145	5,440	7,733
Gain from sale of MasterCard shares	—	8,351	—	—
Other non-interest income	18,735	25,539	8,723	6,484

Total non-interest income	225,456	273,824	81,764	86,235

Non-interest expense:
Salaries and other personnel expense	316,405	330,979	108,453	104,568
Net occupancy and equipment expense	91,877	93,291	31,311	31,231
FDIC insurance and other regulatory fees	52,794	58,401	16,178	15,341
Foreclosed real estate expense	142,837	320,171	50,890	101,437
Losses on other loans held for sale	73	1,703	—	608
Goodwill impairment	—	241	—	—
Professional fees	34,299	28,406	13,324	11,121
Visa litigation recovery	—	(4,067)	—	(4,067)
Data processing expense	33,123	36,048	11,117	11,194
Other operating expenses	109,162	106,624	37,738	45,387

Total non-interest expense	780,570	971,797	269,011	316,820

Loss from continuing operations before income taxes	(689,620)	(1,361,979)	(180,807)	(472,476)
Income tax (benefit) expense	(21,034)	(197,496)	360	(31,528)

Loss from continuing operations	(668,586)	(1,164,483)	(181,167)	(440,948)
Income from discontinued operations, net of income taxes and non-controlling interest	43,162	3,701	—	1,146

Net loss	(625,424)	(1,160,782)	(181,167)	(439,802)
Net (loss) income attributable to non-controlling interest	(313)	2,365	277	(255)

Net loss attributable to controlling interest	(625,111)	(1,163,147)	(181,444)	(439,547)
Dividends and accretion of discount on preferred stock	43,079	42,675	14,394	14,258

Net loss attributable to common shareholders	$(668,190)	(1,205,822)	(195,838)	(453,805)

Basic loss per common share:
Net loss from continuing operations attributable to common shareholders	$(1.09)	(3.61)	(0.25)	(1.32)

Net loss attributable to common shareholders	(1.03)	(3.60)	(0.25)	(1.32)

Diluted loss per common share:
Net loss from continuing operations attributable to common shareholders	$(1.09)	(3.61)	(0.25)	(1.32)

Net loss attributable to common shareholders	(1.03)	(3.60)	(0.25)	(1.32)

Weighted average common shares outstanding:
Basic	651,507	334,808	784,916	344,626

Diluted	651,507	334,808	784,916	344,626

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Retained Earnings	Non- Controlling Interest	Total
Balance at December 31, 2008	$919,635	336,011	1,165,875	(114,117)	129,253	1,350,501	32,349	3,819,507
Net (loss) income	—	—	—	—	—	(1,163,147)	2,365	(1,160,782)
Other comprehensive loss, net of tax:
Net unrealized loss on cash flow hedges	—	—	—	—	(14,995)	—	—	(14,995)
Change in unrealized gains/losses on investment securities available for sale, net of reclassification adjustment	—	—	—	—	(6,364)	—	—	(6,364)
Amortization of postretirement unfunded health benefit	—	—	—	—	138	—	—	138

Other comprehensive loss	—	—	—	—	(21,221)	—	—	(22,221)

Comprehensive loss	—	—	—	—	—	—	—	(1,182,003)

Cash dividends declared on common stock — $0.03 per share	—	—	—	—	—	(9,926)	—	(9,926)
Cash dividends paid on preferred stock — $32.77 per share	—	—	—	—	—	(31,725)	—	(31,725)
Accretion of discount on preferred stock	6,379	—	—	—	—	(6,379)	—	—
Issuance of common stock, net of issuance costs	—	150,000	420,930	—	—	—	—	570,930
Treasury shares purchased	—	—	—	(38)	—	—	—	(38)
Issuance of non-vested stock, net of forfeitures	—	(31)	31	—	—	—	—	—
Restricted share unit activity	—	39	(37)	—	—	(2)	—	—
Share-based compensation expense	—	—	6,855	—	—	—	—	6,855
Stock options exercised	—	54	242	—	—	—	—	296
Share-based compensation tax deficiency	—	—	(2,722)	—	—	—	—	(2,722)
Change in ownership at majority-owned subsidiary	—	—	200	—	—	—	2,225	2,425

Balance at September 30, 2009	$926,014	486,073	1,591,374	(114,155)	108,032	139,322	36,939	3,173,599

Balance at December 31, 2009	$928,207	495,514	1,605,097	(114,155)	84,806	(148,428)	20,460	2,871,501
Net loss	—	—	—	—	—	(625,111)	(313)	(625,424)
Other comprehensive income (loss), net of tax:
Net unrealized loss on cash flow hedges	—	—	—	—	(9,768)	—	—	(9,768)
Change in unrealized gains/losses on investment securities available for sale, net of reclassification adjustment	—	—	—	—	16,756	—	—	16,756
Amortization of postretirement unfunded health benefit	—	—	—	—	(682)	—	—	(682)

Other comprehensive income	—	—	—	—	6,306	—	—	6,306

Comprehensive loss								(619,118)

Cash dividends declared on common stock — $0.03 per share	—	—	—	—	—	(20,603)	—	(20,603)
Cash dividends paid on preferred stock — $37.50 per share	—	—	—	—	—	(36,295)	—	(36,295)
Accretion of discount on preferred stock	6,784	—	—	—	—	(6,784)	—	—
Issuance of common stock, net of issuance costs	—	293,250	475,864	—	—	—	—	769,114
Issuance of prepaid common stock purchase contracts	—	—	265,564	—	—	—	—	265,564
Settlement of prepaid common stock purchase contracts	—	1,959	(1,959)	—	—	—	—	—
Treasury shares purchased	—	—	—	(21)	—	—	—	(21)
Issuance of non-vested stock, net of forfeitures	—	(5)	5	—	—	—	—	—
Restricted share unit activity	—	32	(32)	—	—	—	—	—
Share-based compensation expense	—	—	5,980	—	—	—	—	5,980
Stock options exercised	—	1	—	—	—	—	—	1
Share-based compensation tax deficiency	—	—	(127)	—	—	—	—	(127)
Change in ownership at majority-owned subsidiary	—	—	—	—	—	217	4,796	5,013

Balance at September 30, 2010	$934,991	790,751	2,350,392	(114,176)	91,112	(837,004)	24,943	3,241,009

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2010	2009
Operating activities
Net loss	$(625,424)	(1,160,782)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on loans	878,872	1,418,485
Depreciation, amortization, and accretion, net	32,782	34,114
Goodwill impairment	—	241
Deferred income tax expense	(945)	155,655
Decrease in interest receivable	22,219	38,067
Decrease in interest payable	(15,502)	(34,393)
(Increase) decrease in trading account assets	(691)	11,110
Originations of mortgage loans held for sale	(948,349)	(1,628,466)
Proceeds from sales of mortgage loans held for sale	858,704	1,660,744
Gain on sale of mortgage loans held for sale	(9,348)	(12,923)
Decrease (increase) in prepaid and other assets	384,310	(148,865)
Increase (decrease) in accrued salaries and benefits	5,107	(13,013)
Increase (decrease) in other liabilities	31,790	(59,513)
Investment securities losses (gains), net	1,043	(14,730)
Loss on sale of other loans held for sale	73	1,703
Loss on other real estate	123,114	298,452
Increase in fair value of private equity investments, net	(5,703)	(1,237)
Gain on sale of MasterCard shares	—	(8,351)
Decrease in liability for Visa litigation	—	(4,067)
Gain on sale of merchant services business	(69,466)	—
Share-based compensation	5,980	6,855
Other, net	2,460	1,251

Net cash provided by operating activities	671,026	540,337

Investing activities
Net increase in interest earning deposits with banks	(9,737)	(1,966)
Net decrease in federal funds sold and securities purchased under resale agreements	26,609	208,003
Net increase in interest bearing funds with Federal Reserve Bank	(1,211,588)	(1,616,409)
Proceeds from maturities and principal collections of investment securities available for sale	781,000	780,962
Proceeds from sales of investment securities available for sale	3,073	255,047
Purchases of investment securities available for sale	(894,770)	(555,835)
Proceeds from sale of loans	255,560	232,369
Proceeds from sale of other loans held for sale	62,257	33,393
Proceeds from sale of other real estate	182,568	260,332
Net decrease (increase) in loans	1,184,399	(364,609)
Proceeds from sale of merchant services business	69,466	—
Purchases of premises and equipment	(16,833)	(27,026)
Proceeds from disposals of premises and equipment	2,720	2,307
Proceeds from sale of MasterCard Shares	—	8,351

Net cash provided by (used in) investing activities	434,724	(785,081)

Financing activities
Net (decrease) increase in demand and savings deposits	(241,597)	182,313
Net decrease in certificates of deposit	(1,955,711)	(745,301)
Net (decrease) increase in federal funds purchased and other short-term borrowings	(64,709)	304,651
Principal repayments on long-term debt	(373,597)	(875,487)
Proceeds from issuance of long-term debt	370,355	743,000
Treasury shares purchased	(21)	(38)
Dividends paid to common shareholders	(17,648)	(26,444)
Dividends paid to preferred shareholders	(36,295)	(31,725)
Proceeds from the issuance of prepaid common stock purchase contracts	265,564	—
Proceeds from issuance of common stock	769,114	571,226

Net cash (used in) provided by financing activities	(1,284,545)	122,195

Decrease in cash and due from banks	(178,795)	(122,549)
Cash and due from banks at beginning of period	564,482	524,327

Cash and due from banks at end of period	$385,687	401,778

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

A substantial portion of Synovus’ loans are secured by real estate in five southeastern states (Georgia, Alabama, Florida, South Carolina, and Tennessee). Accordingly, the ultimate collectability of a substantial portion of Synovus’ loan portfolio is susceptible to changes in market conditions in these areas. Total commercial real estate loans represent 40.7% of the total loan portfolio at September 30, 2010. Due to declines in economic indicators and real estate values, the loans in the commercial real estate portfolio may have a greater risk of non-collection than other loans. Based on available information, management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the ability of borrowers to repay their loans, and management’s plans for disposition. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Synovus’ allowance for loan losses. Such agencies may require Synovus to make changes to the allowance for loan losses based on their judgment about information available to them at the time of their examination.

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

Note 2 - Supplemental Cash Flow Information

For the nine months ended September 30, 2010, Synovus received income tax refunds of approximately $325.0 million (net of taxes paid), and for the nine months ended September 30, 2009, Synovus received income tax refunds (net of taxes paid) of approximately $87.3 million.

For the nine months ended September 30, 2010 and 2009, Synovus paid interest of $240.7 million and $352.2 million, respectively.

Non-cash investing activities consisted of loans of approximately $293.6 million and $504.3 million, which were foreclosed and transferred to other real estate during the nine months ended September 30, 2010 and 2009, respectively; other loans of approximately $82.3 million and $118.2 million, which were transferred to other loans held for sale during the nine months ended September 30, 2010 and 2009, respectively; and other loans held for sale of approximately $1.7 million, which were foreclosed and transferred to other real estate during the nine months ended September 30, 2009. There were no other loans held for sale that were foreclosed and transferred to other real estate during the nine months ended September 30, 2010.

Note 3 - Discontinued Operations

During 2009, Synovus committed to a plan to sell its merchant services business. The sale was completed on March 31, 2010. Accordingly, the revenues and expenses of the merchant services business have been reported as discontinued operations for the nine months ended September 30, 2010 and 2009 and for the three months ended September 30, 2009. Income from discontinued operations for the nine months ended September 30, 2010 includes the gain on sale of this business. There were no significant assets or liabilities associated with the merchant services business.

	Nine Months Ended September 30,			Three Months Ended September 30,
(in thousands)	2010		2009	2010	2009
Merchant services revenue	$73,926	(1)	13,561	—	4,562
Merchant services expense	3,285		7,330	—	2,633

Merchant services income before taxes	70,641		6,231	—	1,929
Income tax expense	27,479		2,530	—	783

Income from discontinued operations, net of income taxes(2)	$43,162		3,701	—	1,146

(1)	Includes a pre-tax gain of $69.5 million ($42.4 million net of tax) from the sale of the merchant services business in March 2010.
(2)

Cash flows from discontinued operations were limited to revenues and expenses of discontinued operations as components of income from discontinued operations, net of income taxes. The proceeds from sale of the merchant services business are included as a component of net cash used in investing activities and the gain on sale is included as a component of net cash provided by operating activities in the consolidated statement of cash flows for the nine months ended September 30, 2010.

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

Tangible Equity Units (tMEDS)

On May 4, 2010, Synovus completed a public offering of 13,800,000 tangible equity units (tMEDS) with a stated value of $25.00 per unit. Each tMEDS unit consists of a prepaid common stock purchase contract and a junior subordinated amortizing note due May 15, 2013. The prepaid common stock purchase contracts have been recorded as additional paid-in-capital (a component of shareholders’ equity), net of issuance costs, and the junior subordinated amortizing notes have been recorded as long-term debt. Issuance costs associated with the debt component were recorded as a prepaid expense, which is being amortized on a straight-line basis over the term of the instrument to May 15, 2013. Synovus allocated the proceeds from the issuance of the tMEDS to equity and debt based on the relative fair values of the respective components of each tMEDS unit. The aggregate values assigned to each component of the tMEDS offering are as follows:

(in thousands, except per unit amounts)	Equity Component	Debt Component	tMEDS Total
Units issued(1)	13,800	13,800	13,800
Unit price	$19.901803	5.098197	25.00
Gross proceeds	274,645	70,355	345,000
Issuance costs	9,081	2,342	11,423

Net proceeds	$265,564	68,013	333,577

Balance sheet impact:
Other assets (prepaid issuance costs)	$—	2,342	2,342
Long-term debt	—	70,355	70,355
Additional paid-in capital	265,564	—	265,564

(1)

There are two components of each tMEDS unit, therefore, there are 13.8 million units of the equity component, 13.8 million units of the debt component, and 13.8 million units of tMEDS, which includes both the debt and equity components.

The fair value of the debt component was determined using a discounted cash flow model using the following assumptions: (1) quarterly cash payments of 2.0625%; (2) a maturity date of May 15, 2013; and (3) an assumed discount rate of 10%. The discount rate used for estimating the fair value was determined by obtaining yields for comparably-rated issuers trading in the market, considering the market yield of existing Synovus subordinated debt, the credit rating of Synovus, as well as the junior nature of the new debt. The debt component was recorded at fair value, and the discount is being amortized using the level yield method over the term of the instrument to the settlement date of May 15, 2013.

The fair value of the equity component was determined using a Black-Scholes valuation model using the following weighted-average assumptions: (1) risk-free interest rate of 1.77%; (2) expected stock price volatility of 60%; (c) dividend yield of 1.45%; and (4) term of 3.03 years.

Each junior subordinated amortizing note, which had an initial principal amount of $5.098197, is bearing interest at 13.00% per annum, and has a scheduled final installment payment date of May 15, 2013. On each February 15, May 15, August 15, and November 15, which began on August 15, 2010, Synovus will pay equal quarterly installments of $0.515625 on each amortizing note. Each payment will constitute a payment of interest and a partial repayment of principal.

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

Comprehensive loss for the nine and three months ended September 30, 2010 and 2009 is presented below.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Net loss	$(625,424)	(1,160,782)	(181,167)	(439,802)
Other comprehensive income (loss), net of tax:
Change in net unrealized gains/losses on cash flow hedges	(9,768)	(14,995)	(3,188)	(3,306)
Change in net unrealized gains/losses on investment securities available for sale, net of reclassification adjustment	16,756	(6,364)	(6,818)	5,772
Amortization of postretirement unfunded health benefit	(682)	138	46	46

Other comprehensive income (loss)	6,306	(21,221)	(9,960)	2,512

Comprehensive loss	$(619,118)	(1,182,003)	(191,127)	(437,290)

Note 6 - Investment Securities

The following table summarizes Synovus’ available for sale investment securities as of September 30, 2010 and December 31, 2009.

	September 30, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$251,932	8,163	—	260,095
Other U.S. Government agency securities	951,408	32,267	—	983,675
Government agency issued mortgage-backed securities	1,780,626	91,362	(451)	1,871,537
Government agency issued collateralized mortgage obligations	53,590	1,740	—	55,330
State and municipal securities	56,695	1,955	(34)	58,616
Equity securities	8,699	757	—	9,456
Other investments	85,970	1,454	—	87,424

Total	$3,188,920	137,698	(485)	3,326,133

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$121,505	167	(83)	121,589
Other U.S. Government agency securities	900,984	27,174	(532)	927,626
Government agency issued mortgage-backed securities	1,795,688	78,821	(529)	1,873,980
Government agency issued collateralized mortgage obligations	83,632	3,271	—	86,903
State and municipal securities	80,931	2,029	(159)	82,801
Equity securities	9,456	584	(59)	9,981
Other investments	86,744	—	(889)	85,855

Total	$3,078,940	112,046	(2,251)	3,188,735

At September 30, 2010 and December 31, 2009, investment securities with a carrying value of $2.43 billion and $2.38 billion, respectively, were pledged to secure certain deposits, securities sold under repurchase agreements, and Federal Home Loan Bank (FHLB) advances as required by law and contractual agreements.

Synovus has reviewed investment securities that are in an unrealized loss position as of September 30, 2010 in accordance with its accounting policy for other-than-temporary impairment and does not consider them other-than-temporarily impaired. Synovus does not intend to sell its debt securities, and it is more likely than not that Synovus will not be required to sell the securities prior to recovery.

Gross unrealized losses on investment securities and the fair value of the related securities aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010
	Less than 12 Months		12 Months or Longer		Total Fair Value
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	—	—	—	—	—
Other U.S. Government agency securities	—	—	—	—	—	—
Government agency issued mortgage-backed securities	147,425	(451)	—	—	147,425	(451)
Government agency issued collateralized mortgage obligations	—	—	—	—	—	—
State and municipal securities	1,065	(13)	1,524	(21)	2,589	(34)
Equity securities	—	—	—	—	—	—
Other investments	—	—	—	—	—	—

Total	$148,490	(464)	1,524	(21)	150,014	(485)

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total Fair Value
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$19,681	(83)	—	—	19,681	(83)
Other U.S. Government agency securities	71,689	(532)	—	—	71,689	(532)
Government agency issued mortgage-backed securities	145,461	(529)	—	—	145,461	(529)
Government agency issued collateralized mortgage obligations	—	—	—	—	—	—
State and municipal securities	5,833	(105)	1,308	(54)	7,141	(159)
Equity securities	2,756	(59)	—	—	2,756	(59)
Other investments	79,813	(889)	—	—	79,813	(889)

Total	$325,233	(2,197)	1,308	(54)	326,541	(2,251)

The amortized cost and estimated fair value by contractual maturity of investment securities available for sale at September 30, 2010 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
(in thousands)	Amortized Cost	Estimated Fair Value
U.S. Treasury securities:
Within 1 year	$25,464	25,538
1 to 5 years	226,468	234,557
5 to 10 years	—	—
More than 10 years	—	—

Total U.S. Treasury securities	$251,932	260,095

U.S. Government agency securities:
Within 1 year	$159,822	161,851
1 to 5 years	640,446	665,115
5 to 10 years	139,489	143,764
More than 10 years	11,651	12,945

Total U.S. Government agency securities	$951,408	983,675

State and municipal securities:
Within 1 year	$7,131	7,183
1 to 5 years	22,754	23,302
5 to 10 years	20,825	21,931
More than 10 years	5,985	6,200

Total state and municipal securities	$56,695	58,616

Other investments:
Within 1 year	$—	—
1 to 5 years	81,520	82,974
5 to 10 years	450	450
More than 10 years	4,000	4,000

Total other investments	$85,970	87,424

Equity securities	$8,699	9,456
Government agency issued mortgage-backed securities	1,780,626	1,871,537
Government agency issued collateralized mortgage obligations	53,590	55,330

Total investment securities	$3,188,920	3,326,133

Within 1 year	$192,417	194,572
1 to 5 years	971,188	1,005,948
5 to 10 years	160,764	166,145
More than 10 years	21,636	23,145
Equity securities	8,699	9,456
Government agency issued mortgage-backed securities	1,780,626	1,871,537
Government agency issued collateralized mortgage obligations	53,590	55,330

Total	$3,188,920	3,326,133

Note 7 - Other Loans Held for Sale

Loans or pools of loans are transferred to the other loans held for sale portfolio when the intent to hold the loans has changed due to portfolio management or risk mitigation strategies, there is a plan to sell the loans within a reasonable period of time, and the individual loans are specifically identified. The value of the loans or pools of loans is primarily determined by analyzing the underlying collateral of the loan and the anticipated external market prices of similar assets. At the time of transfer, if the estimated net realizable value is less than the carrying amount, the difference is recorded as a charge-off against the allowance for loan losses. Decreases in estimated net realizable value subsequent to the transfer as well as losses (gains) from sale of these loans are recognized as a component of non-interest expense. During the nine and three months ended September 30, 2010, Synovus transferred loans with a cost basis totaling $138.0 million and $28.2 million to the other loans held for sale portfolio, respectively. Synovus recognized charge-offs on these loans totaling $55.7 million and $5.1 million for the nine and three months ended September 30, 2010, respectively. These charge-offs, which resulted in a new cost basis of $82.3 million and $23.1 million for the loans transferred during the nine and three months ended September 30, 2010, were based on the estimated sales price of the loans at the time of transfer.

Note 8 - Loans, Net of Unearned Income

Loans, net of unearned income, at September 30, 2010 and December 31, 2009 are presented below.

(in thousands)	September 30, 2010	December 31, 2009
Investment properties	$5,366,566	5,897,176
1-4 family properties	2,433,017	3,316,251
Land acquisition	1,381,603	1,529,414

Total commercial real estate loans	9,181,186	10,742,841
Commercial and industrial loans	9,391,452	10,447,346
Retail loans	4,021,547	4,212,229

Total loans	22,594,185	25,402,416
Unearned income	(13,149)	(19,348)

Loans, net of unearned income	$22,581,036	25,383,068

Accruing restructured loans were approximately $409.8 million at September 30, 2010 compared to $213.6 million at December 31, 2009. At September 30, 2010, the allowance for loan losses allocated to these accruing restructured loans was $40.7 million. The increase in accruing restructured loans is directly related to the challenges commercial customers continue to face in the current economic environment and Synovus’ efforts to work with creditworthy customers to find solutions that are in the best interest of both the customer and Synovus. Such restructurings are primarily in the form of reduction in interest rate or extension of terms. Synovus typically extends the term in a commercial loan modification for less than one year to assist the borrower in difficulty. Accruing restructured loans are not considered non-performing because they are performing in accordance with the restructured terms. At September 30, 2010, approximately 97% of accruing restructured loans are current. At September 30, 2010, loans, net of unearned income, included troubled debt restructurings (accruing and non-accruing) totaling $645.7 million, an increase of $56.9 million, or 9.7%, compared to December 31, 2009.

Non-performing loans consist of loans which Synovus has identified as individually impaired and other nonaccrual loans. The following table presents information concerning non-performing loans.

(in thousands)	September 30, 2010	December 31, 2009
Impaired loans	$1,037,249	1,312,900
Other nonaccrual loans	256,782	242,876

Total non-performing loans	$1,294,031	1,555,776

Note 9 - Allowance for Loan Losses

Activity in the allowance for loan losses for the nine and three months ended September 30, 2010 and 2009 is presented below.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Balance, beginning of period	$943,725	598,301	834,522	918,723
Provision for losses on loans	878,872	1,418,485	239,020	496,522
Loans charged off, net of recoveries	(986,242)	(1,098,318)	(237,187)	(496,777)

Balance, end of period	$836,355	918,468	836,355	918,468

Note 10 - Other Real Estate

Other real estate (ORE) consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans. In accordance with provisions of Accounting Standards Codification (ASC) 310-10-35 regarding subsequent measurement of loans for impairments and ASC 310-40-15 regarding accounting for troubled debt restructurings by a creditor, a loan is classified as an in-substance foreclosure when Synovus has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

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

The carrying value of ORE was $211.9 million and $238.8 million at September 30, 2010 and December 31, 2009, respectively. During the nine months ended September 30, 2010 and 2009, approximately $293.6 million and $504.3 million of loans were foreclosed and transferred to other real estate, respectively. During the nine months ended September 30, 2010 and 2009, Synovus recognized foreclosed real estate expenses of $142.8 million and $320.2 million, respectively. During the three months ended September 30, 2010 and 2009, Synovus recognized foreclosed real estate expenses of $50.9 million and $101.4 million, respectively. These losses included write-downs to net realizable value subsequent to the date of foreclosure and losses resulting from sales transactions which have already closed totaling $43.8 million and $93.0 million for the three months ended September 30, 2010 and 2009, respectively.

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

Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government-sponsored enterprises and agency mortgage-backed debt securities, obligations of states and municipalities, collateralized mortgage obligations, derivative contracts, and mortgage loans held-for-sale.

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

Fair Value Option

Synovus has elected the fair value option for mortgage loans held for sale under ASC 825 primarily to ease the operational burdens required to maintain hedge accounting for these loans under the constructs of ASC 815. Synovus is still able to achieve effective economic hedges on mortgage loans held for sale without the operational time and expense needed to manage a hedge accounting program.

Following is a description of the valuation methodologies used for the major categories of financial assets and liabilities measured at fair value.

Trading Account Assets/Liabilities and Investment Securities Available-for-Sale

The fair values of trading account assets and liabilities and investment securities available-for-sale are primarily based on actively traded markets where prices are based on either quoted market prices or observed transactions. These securities are classified as Level 1 within the valuation hierarchy and include U.S. Treasury securities and equity securities. Liquidity is a significant factor in the determination of the fair value of certain trading account assets and liabilities and certain available-for-sale securities. The fair value of these instruments also take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information, volatility, and U.S. Treasury and swap curves. When quoted market prices are not available, which generally occurs due to the lack of liquidity for certain securities, fair values are estimated using bid prices and quoted market prices of pool or tranches of securities with similar characteristics. These types of securities are classified as Level 2 within the valuation hierarchy and consist of collateralized mortgage obligations, mortgage-backed debt securities, debt securities of U.S. Government-sponsored enterprises and agencies, corporate debt, and state and municipal bonds. In both cases, Synovus has evaluated the valuation methodologies of its third-party pricing services to determine whether such valuations are representative of an exit price in Synovus’ principal markets and corporate bonds. In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy.

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

Private Equity Investments

Private equity investments consists of an investment in a venture capital fund as a majority interest investor. The valuation of this instrument requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. Based on these factors, the ultimate realizable value of this investment could differ significantly from the value reflected in the accompanying financial statements. Private equity investments are valued initially based upon transaction price. Thereafter, Synovus uses information provided by the fund managers in the determination of estimated fair value. Valuation factors such as recent or proposed purchase or sale of debt or equity of the issuer, pricing by other dealers in similar securities, size of position held, liquidity of the market, and changes in economic conditions affecting the issuer, are used in the determination of estimated fair value. This private equity investment is classified as Level 3 within the valuation hierarchy.

Derivative Assets and Liabilities

As part of its overall interest rate risk management activities, Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk. The majority of derivatives entered into by Synovus are executed over-the-counter and consist of interest rate swaps and caps. The fair values of these derivative instruments are determined based on internally developed models that use readily observable market data, as quoted market prices are not available for these instruments. The valuation model and inputs depend on the type of derivative and the nature of the underlying instrument and include interest rates, prices and indices to generate continuous yield or pricing curves, volatility factors, and customer credit related adjustments. The principal techniques used to value these instruments are an income approach, discounted cash flows, Black-Scholes or Binomial Pricing model. The sale of to-be-announced (TBA) mortgage-backed securities for current month delivery or in the future and the purchase of option contracts of similar duration are derivatives utilized by Synovus’ mortgage subsidiary, and are valued by obtaining prices directly from dealers in the form of quotes for identical securities or options using a bid pricing convention with a spread between bid and offer quotations. Interest rate swaps, floors, caps and collars, and TBA mortgage-backed securities are classified as Level 2 within the valuation hierarchy.

The mortgage subsidiary originates mortgage loans which are classified as derivatives prior to the loan closing when there is a lock commitment outstanding to a borrower to close a loan at a specific interest rate. The fair value of these derivative positions, which are related to mortgage loan commitments, are valued based on a bid pricing convention as mentioned above, with the exception of the inclusion of fall-out ratios for interest rate lock commitments. The determination of fair value includes assumptions related to the likelihood that a commitment will ultimately result in a closed loan, which is a significant unobservable assumption. Therefore, this type of derivative instrument is classified as Level 3 within the valuation hierarchy. These amounts, however, are insignificant.

In November 2009, Synovus sold certain Visa Class B shares to another Visa USA member financial institution. The sales price was based on the Visa stock conversion ratio in effect at the time for conversion of Visa Class B shares to Visa Class A unrestricted shares at a future date. In conjunction with the sale, Synovus entered into a derivative contract with the purchaser (the Visa Derivative) which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The fair value conversion rate derivative is measured using a discounted cash flow methodology for estimated future cash flows determined through use of probability weighting for estimates of Visa’s aggregate exposure to the covered litigation. The conversion rate derivative is classified as Level 3 within the valuation hierarchy as the value is determined using discounted cash flow methodologies and involves unobservable inputs which are not supported by market activity for the liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Synovus adopted certain of the new disclosure requirements of Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements, effective January 1, 2010. The guidance requires fair value disclosures by class of assets and liabilities rather than by major category. For equity and debt securities, class was determined based on the nature and risks of the investments. The following table presents all financial instruments measured at fair value on a recurring basis, including financial instruments for which Synovus has elected the fair value option as of September 30, 2010 and December 31, 2009, according to the valuation hierarchy included in ASC 820-10.

	September 30, 2010
(in thousands)	Level 1	Level 2	Level 3	Total Assets/Liabilities at Fair Value
Assets
Trading securities:
U.S. Treasury securities	$1,010	—	—	1,010
Government agency issued mortgage-backed securities	—	—	—	—
Government agency issued collateralized mortgage obligations	—	8,228	—	8,228
Other U.S. government agencies	—	—	—	—
State and municipal securities	—	2,423	—	2,423
Corporate and other debt	—	3,379	—	3,379
Equity, mutual funds, and other	21	—	—	21

Total trading securities	1,031	14,030	—	15,061
Mortgage loans held for sale	—	241,353	—	241,353
Investment securities available for sale:
U.S. Treasury securities	260,095	—	—	260,095
Other U.S. Government agency securities	—	983,675	—	983,675
Government agency issued mortgage-backed securities	—	1,871,537	—	1,871,537
Government agency issued collateralized mortgage obligations	—	55,330	—	55,330
State and municipal securities	—	58,616	—	58,616
Equity securities	3,513	—	5,943	9,456
Other investments(1)	—	81,976	5,448	87,424

Total investment securities available for sale	263,608	3,051,134	11,391	3,326,133
Private equity investments	—	—	60,774	60,774
Derivative assets:
Interest rate contracts	—	118,970	—	118,970
Mortgage derivatives	—	—	3,127	3,127

Total derivative assets	$—	118,970	3,127	122,097

Liabilities
Trading account liabilities:
U.S. Treasury securities	$1,010	—	—	1,010
Government agency issued mortgage-backed securities	—	—	—	—

Total trading liabilities	1,010	—	—	1,010
Derivative liabilities:
Interest rate contracts	—	119,152	—	119,152
Mortgage derivatives	—	957	—	957
Other contracts(2)	—	—	10,099	10,099

Total derivative liabilities	$—	120,109	10,099	130,208

	December 31, 2009
(in thousands)	Level 1	Level 2	Level 3	Total Assets/Liabilities at Fair Value
Assets
Trading securities:
U.S. Treasury securities	$3,017	—	—	3,017
Government agency issued mortgage-backed securities	—	864	—	864
Government agency issued collateralized mortgage obligations	—	2,427	—	2,427
Other U.S. government agencies	—	9	—	9
State and municipal securities	—	1,332	—	1,332
Equity, mutual funds, and other	725	—	—	725
Other investments(1)	—	5,996	—	5,996

Total trading securities	3,742	10,628	—	14,370
Mortgage loans held for sale	—	138,056	—	138,056
Investment securities available for sale:
U.S. Treasury securities	121,589	—	—	121,589
Other U.S. Government agency securities	—	927,626	—	927,626
Government agency issued mortgage-backed securities	—	1,873,980	—	1,873,980
Government agency issued collateralized mortgage obligations	—	86,903	—	86,903
State and municipal securities	—	82,801	—	82,801
Equity securities	2,697	—	7,284	9,981
Other investments(1)	—	79,813	6,042	85,855

Total investment securities available for sale	124,286	3,051,123	13,326	3,188,735
Private equity investments	—	—	48,463	48,463
Derivative assets:
Interest rate contracts	—	114,336	—	114,336
Mortgage derivatives	—	—	199	199

Total derivative assets	$—	114,336	199	114,535
Liabilities
Trading account liabilities:
U.S. Treasury securities	$6,211	—	—	6,211
Government agency issued mortgage-backed securities	—	859	—	859

Total trading liabilities	6,211	859	—	7,070
Derivative liabilities:
Interest rate contracts	—	88,048	—	88,048
Mortgage derivatives	—	(1,878)	—	(1,878)
Other contracts(2)	—	—	12,862	12,862

Total derivative liabilities	$—	86,170	12,862	99,032

(1)	Based on analysis of the nature and risks of these investments, Synovus has determined that presenting these investments as a single asset class is appropriate.
(2)	Represents the Visa derivative.

Changes in Fair Value - FVO Items

The following table presents the changes in fair value included in the consolidated statements of income for items for which the fair value election was made. The table does not reflect the change in fair value attributable to the related economic hedge Synovus uses to mitigate interest rate risk associated with this financial instrument. These changes in fair value were recorded as a component of mortgage banking income.

	Nine Months Ended September 30, 2010			Three Months Ended September 30, 2010
(in thousands)	Mortgage Banking Income	Other Operating Income	Total Changes in Fair Value Recorded	Mortgage Banking Income	Other Operating Income	Total Changes in Fair Value Recorded
Mortgage loans held for sale	$3,410	—	3,410	217	—	217

	Nine Months Ended September 30, 2009			Three Months Ended September 30, 2009
(in thousands)	Mortgage Banking Income	Other Operating Income	Total Changes in Fair Value Recorded	Mortgage Banking Income	Other Operating Income	Total Changes in Fair Value Recorded
Mortgage loans held for sale	$(2,096)	—	(2,096)	3,359	—	3,359

Changes in Level 3 Fair Value Measurements

As noted above, Synovus uses significant unobservable inputs (Level 3) to fair-value certain assets and liabilities as of September 30, 2010 and 2009. The table below includes a roll forward of the balance sheet amount for the nine and three months ended September 30, 2010 and 2009 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis.

	Nine Months Ended September 30,
	2010			2009
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Liability Contracts	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Liability Contracts
Beginning balance, January 1,	$13,326	48,463	12,862	14,358	123,475	—
Total gains (losses) realized/unrealized:
Included in earnings(*)	—	5,703	(2,763)	—	1,237	—
Unrealized gains (losses) included in other comprehensive income	(404)	—	—	2,973	—	—
Purchases, sales, issuances, and settlements, net	(1,531)	6,608	—	(1,324)	3,121	—
Transfers in and/or out of Level 3	—	—	—	—	—	—

Ending balance, September 30,	$11,391	60,774	10,099	16,007	127,833	—

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30,	$—	5,703	2,763	—	1,237	—

	Three Months Ended September 30,
	2010			2009
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Liability Contracts	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Liability Contracts
Beginning balance, July 1,	$11,519	56,174	10,051	16,495	135,653	—
Total gains (losses) realized/unrealized:
Included in earnings(*)	—	3,521	48	—	(6,853)	—
Unrealized gains (losses) included in other comprehensive income	809	—	—	(495)	—	—
Purchases, sales, issuances, and settlements, net	(937)	1,079	—	7	(967)	—
Transfers in and/or out of Level 3	—	—	—	—	—	—

Ending balance, September 30,	$11,391	60,774	10,099	16,007	127,833	—

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30,	$—	3,521	(48)	—	(6,853)	—

(*)	Included in earnings as a component of other non-interest income.

Assets Measured at Fair Value on a Non-recurring Basis

The following table presents certain assets and liabilities measured at fair value on a non-recurring basis for which an impairment was recognized for the nine months ended September 30, 2010 or the twelve months ended December 31, 2009 and are not included in the previous tables in this note. These assets and liabilities primarily include impaired loans and other real estate. The amounts below represent only balances measured at fair value during the period and still held as of the reporting date.

	As of September 30, 2010
(in millions)	Level 1	Level 2	Level 3
Impaired loans(1)	$—	—	1,037.2
Other loans held for sale	—	—	50.3
Other real estate	—	—	211.9

	As of December 31, 2009
(in millions)	Level 1	Level 2	Level 3
Goodwill(2)	$—	—	24.4
Impaired loans(1)	—	—	1,021.5
Other loans held for sale	—	—	36.8
Other real estate	—	—	238.8

(1)	Impaired loans that are collateral-dependent.
(2)	No impairment charges have been recognized for goodwill since December 31, 2009, therefore, goodwill is not included in assets measured at fair value on a non-recurring basis at September 30, 2010.

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

Fair Value of Financial Instruments

ASC 825-10-50 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which Synovus did not elect the fair value option. The following table presents the carrying and estimated fair values of on-balance sheet financial instruments at September 30, 2010 and December 31, 2009. The fair value represents management’s best estimates based on a range of methodologies and assumptions.

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

	September 30, 2010		December 31, 2009
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and due from banks	$385,687	385,687	564,482	564,482
Interest bearing funds with Federal Reserve Bank	3,113,435	3,113,435	1,901,847	1,901,847
Interest earning deposits with banks	22,271	22,271	12,534	12,534
Federal funds sold and securities purchased under resale agreements	177,350	177,350	203,959	203,959
Trading account assets	15,061	15,061	14,370	14,370
Mortgage loans held for sale	241,353	241,353	138,056	138,056
Other loans held for sale	50,302	50,302	36,816	36,816
Investment securities available for sale	3,326,133	3,326,133	3,188,735	3,188,735
Private equity investments	60,774	60,774	48,463	48,463
Loans, net	21,744,681	21,584,639	24,439,343	24,082,061
Derivative asset positions	122,097	122,097	114,535	114,535

Financial liabilities
Non-interest bearing deposits	$4,248,071	4,248,071	4,172,697	4,172,697
Interest bearing deposits	20,988,154	21,063,075	23,260,836	23,349,007
Federal funds purchased and other short-term borrowings	410,353	410,353	475,062	475,062
Trading account liabilities	1,010	1,010	7,070	7,070
Long-term debt	1,743,097	1,665,886	1,751,592	1,543,015
Derivative liability positions	130,208	130,208	99,032	99,032

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

The receive fixed interest rate swap contracts at September 30, 2010 are being utilized to hedge $150 million in floating rate loans and $25 million in fixed-rate liabilities. A summary of interest rate swap contracts and their terms at September 30, 2010 is shown below. In accordance with the provisions of ASC 815, the fair value (net unrealized gains and losses) of these contracts has been recorded on the consolidated balance sheets.

		Weighted-Average
	Notional Amount	Receive Rate	Pay Rate(*)	Maturity In Months	Fair Value
(dollars in thousands)					Assets	Liabilities
Receive fixed interest rate swaps:
Fair value hedges	$25,000	0.55%	0.34	3	$10	—
Cash flow hedges	150,000	8.27	3.25	7	4,412	—

Total	$175,000	7.17%	2.84	6	$4,422	—

(*)	Variable pay rate based upon contract rates in effect at September 30, 2010.

Cash Flow Hedges

Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis for all cash flow hedges entered into after March 31, 2007. The cumulative dollar offset method is used for all hedges entered into prior to that date. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of income as a component of other non-interest income. As of September 30, 2010, there was no cumulative ineffectiveness for Synovus’ portfolio of cash flow hedges.

Synovus expects to reclassify from accumulated other comprehensive income (loss) approximately $14.2 million to pre-tax income during the next twelve months as the related payments for interest rate swaps and amortization of deferred gains (losses) are recorded.

Fair Value Hedges

Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair market value of various fixed rate liabilities due to changes in the benchmark interest rate LIBOR (London Interbank Offered Rate). Synovus calculates effectiveness of the fair value hedges quarterly using regression analysis. As of September 30, 2010, cumulative ineffectiveness for Synovus’ portfolio of fair value hedges represented a gain of approximately $1 thousand. Ineffectiveness from fair value hedges is recognized in the consolidated statements of income as a component of other non-interest income.

Customer Related Derivative Positions

Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the interest rate risk. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of September 30, 2010, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $2.1 billion, a decrease of $708.9 million compared to December 31, 2009.

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

At September 30, 2010, Synovus had commitments to fund primarily fixed-rate mortgage loans to customers in the amount of $298.5 million. The fair value of these commitments at September 30, 2010 resulted in an unrealized gain of $3.1 million which was recorded as a component of mortgage banking income in the consolidated statements of income.

At September 30, 2010, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to approximately $437.8 million. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates which could affect the fair value of mortgage loans held for sale and outstanding commitments to originate residential mortgage loans for resale.

The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans at September 30, 2010 resulted in an unrealized loss of $957 thousand which was recorded as a component of mortgage banking income in the consolidated statements of income.

Counterparty Credit Risk and Collateral

Entering into derivative contracts potentially exposes Synovus to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Synovus assesses the credit risk of its dealer counterparties by regularly monitoring publicly available credit rating information and other market indicators. Dealer collateral requirements are determined via risk-based policies and procedures and in accordance with existing agreements. Synovus seeks to minimize dealer credit risk by dealing with highly rated counterparties and by obtaining collateral as required by policy. Management closely monitors credit conditions within the customer swap portfolio which management deems higher risk than dealer counterparties. Collateral is secured at origination and credit related fair value adjustments are recorded against the asset value of the derivative as deemed necessary based upon an analysis which includes consideration of the current asset value of the swap, customer credit rating, collateral value, and current economic conditions. The fair value of customer swap asset positions was $114.5 million as of September 30, 2010. Such asset values fluctuate based upon current interest rates regardless of changes in notional amounts and changes in customer specific risk.

Collateral Contingencies

Certain of Synovus’ derivative instruments contain provisions that require Synovus to maintain an investment grade credit rating from each of the major credit rating agencies. When Synovus’ credit rating falls below investment grade, these provisions allow the counterparties of the derivative instrument to demand immediate and ongoing full collateralization on derivative instruments in net liability positions and, for certain counterparties, request immediate termination. As Synovus’ current rating is below investment grade, Synovus is required to post additional collateral against these positions. As of September 30, 2010, collateral of $171.1 million, in the form of cash and U.S. government issued securities, has been pledged to fully collateralize these derivative liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2010 was $129.3 million.

The impact of derivatives on the balance sheet at September 30, 2010 and 2009 is presented below

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
		September 30,			September 30,
(in thousands)	Balance Sheet Location	2010	2009	Balance Sheet Location	2010	2009
Derivatives Designated as Hedging Instruments
Interest rate contracts:
Fair value hedges	Other assets	$10	1,431	Other liabilities	$—	—
Cash flow hedges	Other assets	4,412	33,133	Other liabilities	—	—

Total derivatives designated as hedging instruments		$4,422	34,564		$—	—

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Other assets	$114,548	105,979	Other liabilities	$119,152	116,748
Mortgage derivatives	Other assets	3,127	2,028	Other liabilities	957	1,543
Other contract	Other assets	—	—	Other liabilities	10,099	—

Total derivatives not designated as hedging instruments		$117,675	108,007		$130,208	118,291

Total derivatives		$122,097	142,571		$130,208	118,291

The effect of cash flow hedges on the consolidated statements of income for the nine months ended September 30, 2010 and 2009 is presented below.

	Amount of Gain (Loss) Recognized in OCI on Derivative Effective Portion		Location of Gain (Loss) Reclassified from OCI into Income Effective Portion	Amount of Gain (Loss) Reclassified from OCI into Income Effective Portion		Location of Gain (Loss) Recognized in Income Ineffective Portion	Amount of Gain(Loss) Recognized in Income Ineffective Portion
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2010	2009		2010	2009		2010	2009
Interest rate contracts	$6,282	2,082	Interest Income (Expense)	$16,051	17,076	Other Non-interest Income	$(14)	(203)

The effect of fair value hedges on the consolidated statements of income for the nine months ended September 30, 2010 and 2009 is presented below.

	Derivative			Hedged Item
	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income On Hedged Item
		Nine Months Ended September 30,			Nine Months Ended September 30,
(in thousands)		2010	2009		2010	2009
Derivatives Designated in Fair Value Hedging Relationships
Interest rate contracts(1)	Other Non- interest Income	$(982)	(12,928)	Other Non-interest Income	$963	12,023

Total		$(982)	(12,928)		$963	12,023

Derivatives Not Designated as Hedging Instruments
Interest rate contracts(2)	Other Non- interest Income (Expense)	$(6,993)	(12,986)
Mortgage derivatives(3)	Mortgage Banking Income	94	1,572

Total		$(6,899)	(11,414)

Total Derivatives		$(7,881)	(24,342)		$963	12,023

(1)	Gain (loss) represents fair value adjustments recorded for fair value hedges designated in hedging relationships and related hedged items.
(2)	Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(3)	Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans.

The effect of cash flow hedges on the consolidated statements of income for the three months ended September 30, 2010 and 2009 is presented below.

	Amount of Gain (Loss) Recognized in OCI on Derivative Effective Portion		Location of Gain (Loss) Reclassified from OCI into Income Effective Portion	Amount of Gain (Loss) Reclassified from OCI into Income Effective Portion		Location of Gain (Loss) Recognized in Income Ineffective Portion	Amount of Gain (Loss) Recognized in Income Ineffective Portion
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
(in thousands)	2010	2009		2010	2009		2010	2009
Interest rate contracts	$2,009	2,077	Interest Income (Expense)	$5,197	5,383	Other Non-interest Income	$—	—

The effect of fair value hedges on the consolidated statements of income for the three months ended September 30, 2010 and 2009 is presented below.

	Derivative			Hedged Item
	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income On Hedged Item
		Three Months Ended September 30,			Three Months Ended September 30,
(in thousands)		2010	2009		2010	2009
Derivatives Designated in Fair Value Hedging Relationships
Interest rate contracts(1)	Other Non-interest Income	$(25)	(216)	Other Non-interest Income	$4	(43)

Total		$(25)	(216)		$4	(43)

Derivatives Not Designated as Hedging Instruments
Interest rate contracts(2)	Other Non-interest Income (Expense)	$(3,040)	(5,088)
Mortgage derivatives(3)	Mortgage Banking Income	1,917	4,441

Total		$(1,123)	(647)

Total Derivatives		$(1,148)	(863)		$4	(43)

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

Note 13 - Share-Based Compensation

General Description of Share-Based Plans

Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. At September 30, 2010, Synovus had a total of 28,145,582 shares of its authorized but unissued common stock reserved for future grants under the 2007 Omnibus Plan. The Plan permits grants of share-based compensation including stock options, non-vested shares, and restricted share units. The grants generally include vesting periods ranging from three to five years and contractual terms of ten years. Stock options are granted at exercise prices which equal the fair market value of a share of common stock on the grant-date. Non-vested shares and restricted share units are awarded at no cost to the recipient upon their grant. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions.

Share-Based Compensation Expense

Synovus’ share-based compensation costs are recorded as a component of salaries and other personnel expense in the consolidated statements of income. Share-based compensation expense for awards is recognized net of estimated forfeitures for plan participants on a straight-line basis over the shorter of the vesting period or the period until reaching retirement eligibility. The vesting period for awards containing vesting criteria in addition to service is based on an expected date for attainment of all vesting requirements. Total share-based compensation expense was $6.0 million and $1.7 million for the nine and three months ended September 30, 2010 down from $6.9 million and $1.7 million for the nine and three months ended September 30, 2009, respectively.

Stock Option Awards

During the nine months ended September 30, 2010, Synovus granted an aggregate amount of 3,442,586 options to purchase shares of Synovus’ common stock to certain key Synovus employees at an exercise price of $2.80. During the nine months ended September 30, 2010, 9,704,759 options were cancelled or expired. At September 30, 2010, there were 21,904,408 options to purchase shares of Synovus’ common stock outstanding with a weighted-average exercise price of $10.81.

Non-Vested Shares and Restricted Share Units

During the nine months ended September 30, 2010, Synovus awarded an aggregate amount of 844,205 restricted share units to certain key employees of Synovus. The restricted stock unit awards have a service component, a performance component, and a TARP-related (Troubled Asset Relief Program) component for vesting. The restricted stock unit award also contains clawback provisions for executive officers as required under TARP regulations. The weighted average grant-date fair value of the awarded stock units was $2.80. At September 30, 2010, there were 897,500 non-vested Synovus shares and restricted share units outstanding with a weighted average grant-date fair value of $3.44.

In addition, during the nine months ended September 30, 2010, 12,677 non-transferable, non-vested shares of Synovus’ common stock and 6,135 non-vested shares of TSYS common stock were awarded to a key Synovus executive from a 2005 authorized grant of 63,386 shares under a performance vesting schedule with a total grant-date fair value of $139 thousand.

Note 14 - Variable Interest Entities

Effective January 1, 2010, Synovus adopted the provisions of ASU 2009-17, Consolidation (Topic 810)-Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The amendments in this update are the result of the Financial Accounting Standards Board (FASB) Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” ASU 2009-17 amendment ASC 810 to revise the criteria for determining the primary beneficiary of a variable interest entity (VIE). The updated provisions of ASC 810 clarify that a VIE exists when the equity investors as a group lack either the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, the obligation to absorb the expected losses of the entity, the right to receive the expected residual returns of the entity, or when the equity investors as a group do not have sufficient equity at risk for the entity to finance its activities by itself. A variable interest is a contractual ownership or other interest that changes with changes in the fair value of the VIE’s net assets exclusive of variable interests. Under ASC 810, as amended, Synovus is deemed to be the primary beneficiary and required to consolidate a VIE if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810, as amended, requires continual reconsideration of conclusions reached regarding which interest holder is a VIE’s primary beneficiary.

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

Consolidated Variable Interest Entities

Rabbi Trusts - Synovus has established certain rabbi trusts related to deferred compensation plans offered to its employees. Synovus contributes employee cash compensation deferrals to the trusts and directs the underlying investments made by the trusts. The assets of these trusts are available to creditors of Synovus only in the event that Synovus becomes insolvent. These trusts are considered VIEs because either there is no equity at risk in the trusts or because Synovus provided the equity interest to its employees in exchange for services rendered. Synovus is considered the primary beneficiary of the rabbi trusts as it has the ability to direct the underlying investments made by the trusts, the activities that most significantly impact the economic performance of the rabbi trusts. Synovus includes the assets of the rabbi trusts and a corresponding liability for the associated benefit obligation in its consolidated balance sheet. At September 30, 2010, the aggregate amount of rabbi trust assets and benefit obligation was $10.6 million, and is included as a component of other assets and other liabilities in Synovus’ consolidated balance sheet, respectively.

Non-consolidated Variable Interest Entities

Low Income Housing Tax Credit Partnerships - Synovus and its subsidiary bank make equity investments as a limited partner in various partnerships which are engaged in the development and operation of affordable multi-family housing utilizing the Low Income Housing Tax Credit (LIHTC) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to earn a return on the investment and to support community reinvestment initiatives of Synovus’ subsidiary bank. The activities of these LIHTC partnerships are limited to development and operation of multi-family housing that is leased to qualifying residential tenants. These partnerships are generally located in Southeastern communities where Synovus has a banking presence and are considered VIEs because Synovus, as the holder of an equity investment at risk, does not have voting or similar rights and does not participate in the management or direct the operations of the partnerships (activities which affect the success of the partnerships). Synovus provides construction lending for certain of the LIHTC partnerships in which it also has an equity investment. Synovus is at risk for the amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan but has no obligation to fund the operations or working capital of the partnerships. The general partners of these partnerships are considered the primary beneficiaries because they are charged with management responsibility which give them the power to direct the activities that most significantly impact the financial performance of the partnerships, and they are exposed to losses beyond Synovus’ equity investment. At September 30, 2010, the aggregate carrying value of Synovus’ investments in LIHTC partnerships was $16.6 million and the cumulative amount of equity investments was $28.1 million. Synovus uses the equity method of accounting for these investments which are included as a component of other assets on Synovus’ consolidated balance sheet.

Historic Rehabilitation Partnerships - Synovus, and its subsidiary bank, make equity investments as a limited partner in various partnerships which are engaged in the preservation, renovation and rehabilitation of historic structures and the subsequent operation of those structures as commercial properties or multi-family housing. Tax credit incentives are awarded based on a percentage of certified rehabilitation costs under Section 1.48-112 of the Internal Revenue Code. The purpose of these investments is to earn a suitable return on the investment and to support community reinvestment initiatives of Synovus’ subsidiary bank. The activities of these historic rehabilitation partnerships are limited to preservation and rehabilitation of historic structures, and operation of those structures for leasing to commercial or residential tenants. These partnerships are generally located in Southeastern communities where Synovus has a banking presence, and are considered VIEs because Synovus, as the holder of an equity investment at risk, does not have voting or similar rights and does not participate in the management or direct the operations of the partnerships (activities which affect the success of the partnerships). Synovus provides construction lending for certain of the LIHTC partnerships in which it also has an equity investment. Synovus is at risk for the amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan, but has no obligation to fund the operations or working capital of the partnerships. The general partners of these partnerships are considered the primary beneficiaries because they are charged with management responsibility which give them the power to direct the activities that most significantly impact the financial performance of the partnerships, and they are exposed to losses beyond Synovus’ equity investment. At September 30, 2010, the aggregate carrying value of Synovus’ investments in historic rehabilitation partnerships was $2.6 million and the cumulative amount of equity investments was $9.0 million. Synovus uses the equity method of accounting for these investments which are included as a component of other assets on Synovus’ consolidated balance sheet.

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

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is presented below. (Unrecognized state income tax benefits are not adjusted for the federal income tax impact).

	Nine Months Ended September 30,
(in thousands)	2010	2009
Balance at January 1,	$7,274	8,021
First quarter activity:
Additions based on tax positions related to current year	48	46
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(168)	(94)
Settlements	(75)	—

Net, first quarter activity	(195)	(48)

Balance at March 31,	7,079	7,973

Second quarter activity:
Additions based on tax positions related to current year	32	89
Additions for tax positions of prior years	—	39
Reductions for tax positions of prior years	—	(51)
Settlements	—	—

Net, second quarter activity	32	77

Balance at June 30,	7,111	8,050

Third quarter activity:
Additions based on tax positions related to current year	33	63
Additions for tax positions of prior years	—	75
Reductions for tax positions of prior years	(892)	—
Settlements	—	(716)

Net, third quarter activity	(859)	(578)

Balance at September 30,	6,252	7,472

Accrued interest and penalties related to unrecognized income tax benefits are included as a component of income tax expense (benefit). The amount of accrued interest and penalties on unrecognized income tax benefits totaled $1.5 million and $1.3 million as of January 1 and September 30, 2010, respectively. The total amount of unrecognized income tax benefits as of January 1 and September 30, 2010 that, if recognized, would affect the effective income tax rate was $5.7 million and $5.0 million (net of the federal benefit on state income tax issues), respectively, which includes interest and penalties of $958 thousand and $862 thousand, respectively. Synovus expects that approximately $517 thousand of uncertain income tax positions will be either settled or resolved during the next twelve months.

Under provisions of ASC 740-30-25, companies are required to assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. During the three months ended June 30, 2009, primarily as a result of increased credit losses, Synovus determined that it would reach a three-year cumulative pre-tax loss position by the end of 2009. Cumulative losses in recent years are considered significant negative evidence which is difficult to overcome in assessing the realizability of a deferred tax asset. As a result, beginning with the second quarter of 2009, Synovus no longer considered future taxable income in determining the realizability of its deferred tax assets. Synovus’ estimate of the realization of its deferred tax assets is solely based on future reversals of existing taxable temporary differences and currently available tax planning strategies.

Synovus increased its deferred tax asset valuation allowance by $248 million and $77 million during the nine and three months ended September 30, 2010, respectively, for a total valuation allowance of $691 million at September 30, 2010 (net of the federal benefit on state income taxes). At September 30, 2010, management concluded that $1.7 million of its net deferred tax assets would be realized. This amount of net deferred tax assets is primarily related to tax planning strategies.

A reconciliation of the beginning and ending amount of the valuation allowance recorded against deferred tax assets is as follows:

(in thousands)	2010	2009
Balance at January 1,	$443,332	5,068
Increase for three months ended March 31,	77,600	3,327
Increase for three months ended June 30,	93,506	173,424
Increase for three months ended September 30,	76,568	154,981

Balance at September 30,	$691,006	336,800

ASC 740-20-2 requires total income tax expense or benefit to be allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income and items charged directly to shareholders’ equity. This allocation is referred to as intra-period tax allocation. Under ASC 740-20-45-8, the amount allocated to continuing operations is the income tax effect of the pre-tax income or loss from continuing operations during the quarter, plus or minus the tax effects of (a) changes in circumstances that cause a change in judgment about the realization of deferred tax assets in future years, (b) changes in income tax laws or rates and (c) changes in income tax status, and certain tax deductible dividends charged to retained earnings. ASC 740-20-45-7 provides an exception to the general principle of intra-period tax allocation to continuing operations. This exception applies when there is a loss from continuing operations and income from items outside of continuing operations that must be considered for interim reporting periods. This exception requires that income from discontinued operations, extraordinary items, and items charged or credited directly to other comprehensive income be considered in determining the amount of tax benefit that results from a loss in continuing operations. This exception applies to the allocation of the current year tax provision to interim periods only and does not change the total amount of tax provision for the year.

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

Note 16 - Recently Adopted Accounting Pronouncements

Effective January 1, 2010, Synovus adopted the provisions of ASU No. 2009-16, Transfers and Servicing (Topic 860)-Accounting for Transfers of Financial Assets (ASU 2009-16). ASU 2009-16 removes the concept of a qualifying special-purpose entity from ASC 860 and removes the exception from applying ASC 810 provisions for consolidation of variable interest entities to qualifying special-purpose entities. ASU 2009-16 clarifies that the objective of ASC 860-10-40-4 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. ASU 2009-16 modifies the financial-components approach used in ASC 860 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement. The special provisions of ASC 860 and ASC 948-10, Financial Services-Mortgage Banking, for guaranteed mortgage securitizations are removed to require those securitizations to be treated the same as any other transfer of financial assets within the scope of ASC 860, as amended by ASU 2009-16. If the transfer does not meet the requirements for sale accounting, the securitized mortgage loans should continue to be classified as loans in the transferor’s statement of financial position. ASU 2009-16 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The impact of adoption was not material to Synovus’ financial position, results of operations, or cash flows.

Effective January 1, 2010, Synovus adopted the provisions of ASU No. 2009-17, Consolidation (Topic 810)-Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU 2009-17). The amendments in this update are the result of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” The FASB expects ASU 2009-17 to improve financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)), as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, and (2) constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under FIN 46(R) do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The impact of adoption was not material to Synovus’ financial position, results of operations, or cash flows.

Effective January 1, 2010, Synovus adopted certain of the new disclosure requirements of ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosures–Overall, to add a new requirement to disclose details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers. The ASU clarifies that fair value disclosure of assets and liabilities should be by class rather than major category, and further clarifies that, where assets are disclosed by class, reporting entities must disclose the valuation techniques and inputs used in determining the fair value of each class of assets and liabilities. This clarifies that the existing disclosure requirement of ASC 820 applies to Level 2 as well as Level 3 measurements. Further, for recurring measurements, it clarifies that disclosure of the inputs used is required. This ASU also requires the gross presentation of activity within the Level 3 roll forward, presenting separately information about purchases, sales, issuances, and settlements. The new disclosures and clarification of existing disclosures were effective on January 1, 2010, with exception of disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which will be effective for interim and annual periods beginning after December 15, 2010. Earlier application is permitted. The impact of adoption for Synovus is the inclusion of additional disclosures in Synovus’ consolidated financial statements.

Effective January 1, 2010, Synovus adopted the provisions of ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent). This ASU provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this ASU permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this ASU on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this ASU also require disclosures by major category of investment about the attributes of investments within the scope of amendments in this ASU. The impact of adoption was not material to Synovus’ financial position, results of operations, or cash flows.

Effective, July 1, 2010, Synovus adopted the provisions of ASU No. 2010-11, “Derivatives and Hedging (Topic 815),” (ASU 2010-11). ASU 2010-11 provides amendments to ASC 815-15, “Derivatives and Hedging-Embedded Derivatives.” ASU 2010-11 clarifies application of the embedded derivative scope exception in ASC 815-15-15-8 and 15-9 for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another, which should not be subject to bifurcation and separate accounting. ASU 2010-11 primarily affects entities that hold or issue investments in financial instruments that contain embedded credit derivative features (including entities that consolidate a variable interest entity that issues financial instruments containing embedded credit derivative features), and its provisions could affect the accounting for many types of financial instruments, including collateralized debt obligations (CDOs) and synthetic CDOs. In initially adopting the amendments in ASU 2010-11, an entity may irrevocably elect the fair value option for any investment in a beneficial interest in a securitized financial asset. Synovus currently does not issue, or hold a beneficial interest in the issue of, investments in financial instruments that contain embedded credit derivative features. Accordingly, there was no impact to Synovus upon adoption of this accounting pronouncement.

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

(1)

further deterioration in credit quality may continue to result in increased non-performing assets and credit losses, which could adversely impact Synovus’ capital, financial condition, and results of operations;

(2)

declining values of residential and commercial real estate may result in further write-downs of assets and realized losses on disposition of non-performing assets, which may increase credit losses and negatively affect Synovus’ financial results;

(3)

continuing weakness in the residential and commercial real estate environment, which may negatively impact Synovus’ ability to liquidate non-performing assets, and may result in continued elevated levels of non-performing assets and potential problem loans;

(4)	the impact on Synovus’ borrowing costs, capital costs, and liquidity due to further adverse changes in Synovus’ credit ratings;

(5)	the risk that Synovus’ allowance for loan losses may prove to be inadequate or may be negatively affected by credit risk exposures;

(6)	the concentration of Synovus’ non-performing assets by loan type, in certain geographic regions, and with affiliated borrowing groups;

(7)

changes in the interest rate environment, recent developments in the credit and real estate markets, and competition in our primary market area, all of which may increase funding costs or reduce earning assets yields, thus reducing margins and net interest income;

(8)

restrictions or limitations on access to funds from historical and alternative sources of liquidity, combined with increased subsidiary capital deployment, could adversely affect Synovus’ overall liquidity, which may restrict Synovus’ ability to make payments on its obligations or dividend payments on its common stock and Series A preferred stock;

(9)	future availability and cost of capital and liquidity on favorable terms, if at all;

Management’s Discussion and Analysis

(10)

the risks that Synovus may be required to undertake additional strategic initiatives or seek or deploy additional capital to satisfy applicable regulatory capital standards and pressures or supervisory actions or directives;

(11)	decrease in non-interest income and increased non-interest expense;

(12)

changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which Synovus is perceived in such markets, including a further reduction in Synovus’ debt ratings;

(13)	the risk that the recoverability of the deferred tax asset balance may extend beyond 2011;

(14)

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

(15)	the risk that Synovus will not realize the expected benefits of the recently completed charter consolidation;

(16)

the impact on Synovus’ financial results, reputation and business if Synovus is unable to comply with all applicable federal and state regulations and applicable memoranda of understanding, other supervisory actions or directives and any necessary capital initiatives;

(17)	the actual results achieved by our implementation of our updated strategic plan, and the risk that we may not achieve the anticipated cost savings and other benefits from such plan;

(18)	the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto;

(19)	the costs of services and products to Synovus by third parties, whether as a result of financial condition, credit ratings, the way Synovus is perceived by such parties, the economy or otherwise;

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

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Risk Factors” and other information contained in Synovus’ annual report on Form 10-K/A for the year ended December 31, 2009 (Synovus’ 2009 10-K) and other periodic filings, including this report and other quarterly reports on Form 10-Q and currents reports on Form 8-K, that Synovus files with the SEC, including the current report on form 8-K filed on April 26, 2010 (Synovus’ April 26 8-K) and this report. All written or oral forward-looking statements that are made by or are attributable to Synovus are expressly qualified by this cautionary notice. Undue reliance on any forward-looking statements should not be placed given that those statements speak only as of the date on which the statements are made. Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of new information or unanticipated events, except as may otherwise be required by law.

Management’s Discussion and Analysis

Executive Summary

Synovus Financial Corp. (Synovus) is a financial services holding company based in Columbus, Georgia. Synovus provides integrated financial services including banking, financial management, insurance, mortgage, and leasing services through 324 branch banking locations plus other Synovus offices in Georgia, Alabama, South Carolina, Tennessee, and Florida. As of September 30, 2010, Synovus had total assets of approximately $30.9 billion, net loans of approximately $21.7 billion, total deposits of approximately $25.2 billion, and total shareholders’ equity of approximately $3.2 billion.

The following narrative summarizes the significant trends affecting Synovus’ results of operations and financial condition for the nine and three months ended September 30, 2010. This overview supplements, and should be read in conjunction with, the unaudited consolidated financial statements of Synovus and the notes thereto contained elsewhere in this report and the audited consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis of financial condition and results of operations contained in Synovus’ annual report on Form 10-K/A for the year ended December 31, 2009 (Synovus’ 2009 10-K) filed with the U.S. Securities and Exchange Commission (SEC).

Economic Overview

Synovus’ financial results for the nine and three months ended September 30, 2010 continue to be negatively impacted by weak housing markets, declining commercial real estate values, and heightened unemployment rates. Housing prices in the Southeast generally remain depressed. Georgia and Florida, which comprise approximately 52% and 13% of the total loan portfolio by geographic concentration, respectively, are among the states with the highest reported levels of foreclosures nationally. Florida is one of the states hardest hit by the decrease in real estate values and reported the nation’s second highest foreclosure rate (1 in every 148 households) while Georgia ranked eighth in foreclosure rates nationally (1 in every 287 households). Building permits in Synovus’ five state footprint declined by over 30% in 2009 as compared to 2008 and have remained at depressed levels in 2009 and 2010. Housing units represented by those building permits declined by approximately 40% during the same period. Unemployment rates increased significantly during 2008 and 2009 and have remained at heightened levels in 2010. Unemployment rates in the five southeastern states where Synovus operates have decreased slightly from December 2009 but rates in three of the five states (Georgia, Florida, and South Carolina) remained above 10.0% in September 2010 as compared to the national average of 9.6%. Additionally, the median household income in Synovus’ five-state footprint has been generally below national averages and has shown a declining trend over the past three years. The decline in commercial real estate values in most of Synovus’ market areas accelerated during the second half of 2008 and has continued through 2009 and 2010. These factors have severely impacted Synovus’ credit costs, resulting in elevated levels of loan charge-offs and non-performing asset inflows, significant losses on problem asset dispositions, and further valuation adjustments on existing non-performing assets.

The weakened economy has significantly impacted the performance of Synovus’ residential construction and development and land acquisition portfolios; however, Synovus has also experienced weakness in other segments of the commercial loan portfolio, particularly in industries that are impacted by commercial real estate and residential and development factors.

The difficult economic environment has also resulted in a significant number of bank failures in Synovus’ market area. During the 2008-2009 period, Georgia had the highest number of bank failures in the nation, with 30 failures, while Florida, with 16, ranked fourth. Additionally, Georgia and Florida accounted for 14 and 24, respectively, of the 127 bank failures during the first nine months of 2010. Most of the failures in these two states were in Synovus’ footprint, including Atlanta and West Florida.

Management’s Discussion and Analysis

For 2010, loan demand has remained weak in most of Synovus’ markets due to economic conditions and a decrease in consumer confidence. Loan yields during the first nine months of 2010 have improved compared to the same period in 2009 driven by improved loan pricing on new and renewed loans and lower interest charge-offs. Deposit costs have declined during each of the last seven quarters; however, competitive demand for deposits in Synovus’ markets has somewhat limited the decline in deposit costs.

While asset quality remains stressed, most of Synovus’ credit trends are tracking in a positive direction. For the three months ended September 30, 2010, total credit costs decreased for the fifth consecutive quarter to $300.9 million. Provision expense, the most significant component of total credit costs (which includes provision for losses on loans, foreclosed real estate expenses, provision for unfunded commitments, and charges related to other loans held for sale), declined by $59.9 million, or 20%, as compared to the second quarter of 2010. Total net charge-offs were $237.2 million, the lowest level in seven quarters, and down $195.9 million from the second quarter. Non-performing loan inflows were $422 million as compared to $339 million in the second quarter of 2010 and $531 million in the first quarter of 2010. Total non-performing assets declined by $16.3 million from the second quarter; the second consecutive quarterly decline. Past due loans remained at favorable levels, with total past due loans of 1.12% and total past due loans still accruing interest of 0.11%.

Significant Strategic Initiatives in 2010

2010 Capital Plan Initiatives

During 2009, Synovus undertook initiatives which added approximately $644 million in Tier 1 capital through a combination of a public equity offering, liability management, and strategic dispositions. During 2010, Synovus undertook additional initiatives to further bolster its capital, including the sale of its merchant services business in March 2010, which resulted in a pre-tax gain of $69.5 million, and public offerings completed in May 2010 which generated aggregate proceeds of $1.1 billion, including a public offering of 293.3 million shares of Synovus common stock and 13.8 million tangible equity units (tMEDS), which generated net proceeds of $769.0 million and $333.5 million, respectively. See Note 4 to the consolidated financial statements (unaudited) and Shareholders’ Equity in this report.

Charter Consolidation

In the second quarter of 2010, Synovus consolidated all 30 of its subsidiary banks into a single Georgia state-chartered bank named Synovus Bank. This charter consolidation represents only a change in the legal structure of Synovus’ organization and does not change its community-focused, relationship-banking business model. Synovus believes that this legal change in charter structure will:

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

Management’s Discussion and Analysis

Strategic Plan

During the three months ended September 30, 2010, Synovus completed an update of its three-year strategic plan in order to more effectively address existing challenges, define restructuring imperatives, and construct a growth engine for Synovus’ long-term success. The plan focuses on increasing revenue, streamlining the organization to reduce costs, improving the balance sheet, and strengthening the management of problem credits. Therefore, the plan’s key strategic imperatives center on attaining the following:

•	enhance sales and service approach for targeted customer segments;

•	align the cost structure with the current size of the organization; and

•	enhance the customer experience by streamlining processes.

The plan includes specific goals around asset growth, non-performing asset and potential problem loan levels, credit concentrations, market focus, earnings projections, capital needs, and liquidity position, as well as the required strategies to achieve these goals. Additionally, Synovus is also updating its operating model to reflect current priorities and is developing a detailed roadmap that outlines milestones and key execution tasks required to implement its strategies. In addition, as part of its recently refreshed strategic plan, Synovus will undertake a fundamental restructuring of its cost base to address the divergence between its organizational size and its cost structure resulting in a flatter, less complex operating environment that positions Synovus for healthy and profitable growth. The strategic plan will address realignment of local and regional models as they relate to the new single-charter enterprise as well as overall simplification of the organization with the objective to be more efficient, streamlined, and enhance the customer experience. The strategic plan includes targeted annual operating expense savings of $100 million to be implemented over the next two years and projects that Synovus will return to profitability during 2011.

There can be no assurance that Synovus will realize the anticipated cost savings and other benefits of its strategic plan. See “Risk Factors” in this report.

Overview of Financial Results for the Nine and Three Months Ended September 30, 2010

The net loss for the nine and three months ended September 30, 2010 was $625.4 million and $181.2 million, respectively, compared to $1.16 billion and $439.8 million, respectively, for the nine and three months ended September 30, 2009. The improvement from the prior year is primarily due to lower credit costs. Total credit costs (which include provision for losses on loans, foreclosed real estate expenses, provision for unfunded commitments, and charges related to other loans held for sale) for the nine and three months ended September 30, 2010 were $1.05 billion and $300.9 million, respectively, compared to $1.76 billion and $606.3 million for the same periods in the prior year. The decrease in credit costs was partially offset by a lower income tax benefit in 2010. Additionally, the results for the nine months ended September 30, 2010 include a $43.2 million after-tax gain from the sale of the merchant services business, which is reported as discontinued operations.

Pre-tax, pre-credit costs income (which excludes provision for losses on loans, other credit costs, goodwill impairment, net litigation contingency expense, and severance charges) was $355.9 million and $122.6 million for the nine and three months ended September 30, 2010, down $54.0 million, or 13.1%, and $17.2 million, or 12.3%, from the same periods in the prior year, respectively. See “Non-GAAP Financial Measures” in this report. The net interest margin for the first nine months of 2010 increased 20 basis points to 3.36% as compared to the same period in 2009, and the net interest margin for the three months ended September 30, 2010 increased 11 basis points to 3.33% as compared to the third quarter of 2009. On a sequential quarter basis, the net interest margin decreased by 1 basis point.

During 2009, Synovus announced and executed an aggressive strategy to dispose of non-performing assets and manage its credit quality. Synovus disposed of an aggregate of $649 million of non-performing assets in the first nine months of 2010 following on the $1.18 billion of non-performing assets disposed during the year ended December 31, 2009. The total allowance and cumulative write-downs on non-performing assets as a percentage of unpaid principal balance at September 30, 2010 was approximately 50%. While the level of problem asset sales slowed in the third quarter, Synovus presently expects to meet or exceed its goal to sell a total of approximately $500 million in problem assets during the second half of 2010.

Loans, net of unearned income, have decreased $2.80 billion to $22.58 billion, or 14.8%, annualized as of September 30, 2010, from $25.38 billion at December 31, 2009 and have declined $3.75 billion, or 14.2%, from $26.33 billion at September 30, 2009. These decreases reflect the impact of net charge-offs which were $986.2 million and $1.35 billion for the nine and twelve months ended September 30, 2010 as well as problem loan sales. The rate of decline moderated in the third quarter, declining by $761.9 million, or 12.9% annualized, on a sequential quarter basis. Continued weakness in the housing market has impacted the residential construction and development loan portfolio which has declined $764.8 million, or 50.0% annualized, and $1.65 billion, or 56.4%, as compared to December 31 and September 30, 2009, respectively.

Management’s Discussion and Analysis

At September 30, 2010, total deposits were $25.24 billion compared to $26.26 billion at June 30, 2010 and $27.43 billion at December 31, 2009. The $1.02 billion sequential quarter decrease included the planned reduction in national market brokered deposits of approximately $627 million. Core deposits excluding time deposits (total deposits less national market brokered deposits and core time deposits) of $15.20 billion grew 2.5% annualized from June 30, 2010 and 6.1% over the same period in the 2009. See “Non-GAAP Financial Measures” in this report.

Total shareholders’ equity increased to $3.2 billion as of September 30, 2010 compared to $2.9 billion as of December 31, 2009, and $2.1 billion as of September 30, 2009. This increase reflects the public equity offerings that Synovus completed in May of 2010. See “Capital Resources” in this report.

Liquidity is an important consideration in assessing Synovus’ financial strength. In light of the continued weak economy, current market conditions, Synovus’ recent financial performance and credit ratings, and potential loss of deposits related to the phase-out of Synovus’ Shared Deposit products, Synovus currently is maintaining a cash position in excess of what Synovus considers to be historically normal levels. Synovus presently believes that its liquidity position is sufficient to meet its anticipated funding needs through the near future. See “Liquidity” in this report.

Management’s Discussion and Analysis

A summary of Synovus’ financial performance for the nine and three months ended September 30, 2010 and 2009 is set forth in the table below.

Financial Performance Summary

	Nine Months Ended September 30,			Three Months Ended September 30,
(in thousands, except per share data) (percentages annualized)	2010	2009	Change	2010	2009	Change
Net interest income	$744,366	754,479	(1.3)%	$245,460	254,631	(3.6)%
Provision for losses on loans	878,872	1,418,485	(38.0)	239,020	496,522	(51.9)
Non-interest income	225,456	273,824	(17.7)	81,764	86,235	(5.1)
Non-interest expense	780,570	971,797	(19.7)	269,011	316,820	(15.1)
Fundamental non-interest expense (1)(2)	558,819	563,680	(0.9)	189,129	186,870	(1.2)
Loss from continuing operations before income taxes	(689,620)	(1,361,979)	(49.4)	(180,807)	(472,476)	(61.7)
Pre-tax, pre-credit costs income(1)	360,893	409,846	(11.9)	122,603	139,805	(12.3)
Loss from continuing operations	(668,586)	(1,164,483)	(42.6)	(181,167)	(440,948)	(58.9)
Income from discontinued operations, net of tax	43,162	3,701	nm	—	1,146	nm
Net loss	(625,424)	(1,160,782)	(46.1)	(181,167)	(439,802)	(58.8)
Net loss attributable to controlling interest	(625,111)	(1,163,147)	(46.3)	(181,444)	(439,547)	(58.7)
Diluted loss per common share (EPS):
Net loss from continuing operations attributable to common shareholders	(1.09)	(3.61)	69.8	(0.25)	(1.32)	81.1
Net loss attributable to common shareholders	$(1.03)	(3.60)	71.5%	$(0.25)	(1.32)	81.1%

	September 30, 2010	June 30, 2010	Sequential Quarter Change		September 30, 2009	Year Over Year Change
Loans, net of unearned income	$22,581,036	23,342,945	(12.9)%		$26,331,739	(14.2)%
Non-performing assets	1,556,202	1,572,514	(4.1)%		1,747,475	(10.9)%
Total deposits	25,236,225	26,257,563	(15.4)%		28,054,191	(10.0)%
Core deposits (1)	21,687,050	22,081,801	(7.1)%		22,414,855	(3.2)%

Net interest margin (quarter)	3.33%	3.34	(1	)bp	3.22%	11	bp
Non-performing assets ratio	6.8	6.7	10	bp	6.6	20	bp
Loans past due over 90 days as a % of net loans	0.11	0.09	2	bp	0.17	(6	)bp
Net charge-off ratio (quarter)	4.12	7.21	(309	)bp	7.33	(321	)bp

Tier 1 capital	$3,092,655	3,285,907	(23.3)%		$2,974,066	4.0%
Tier 1 common equity	2,147,602	2,343,148	(33.1)%		2,037,951	5.4%
Total risk-based capital	3,954,063	4,160,867	(19.7)%		3,927,752	0.7%
Tier 1 capital ratio	13.06%	13.36	(30	)bp	10.48%	258	bp
Tier 1 common equity ratio	9.07	9.52	(45	)bp	7.18	189	bp
Total risk-based capital ratio	16.70	16.91	(21	)bp	13.84	286	bp
Total shareholders’ equity to total assets ratio (3)	7.37	7.69	(32	)bp	6.39	98	bp
Tangible common equity to tangible assets ratio (1)	7.26	7.58	(32	)bp	6.23	103	bp
Tangible common equity to risk-weighted assets ratio (1)	9.47	9.97	(50	)bp	7.59	188	bp
Tangible book value per common share	$2.53	2.79	(37.0)%		$4.48	(43.5)%

(1)	See reconciliation of “Non-GAAP Financial Measures” in this report.
(2)

Fundamental non-interest expense is comprised of total non-interest expense less other credit costs, FDIC insurance expense, net litigation contingency expense, goodwill impairment, and severance charges.

(3)	Total shareholders’ equity less preferred stock divided by total assets.

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

The $48.5 million discount on the Series A Preferred Stock is being accreted using a constant effective yield over the five-year period preceding the 9% perpetual dividend. Synovus records increases in the carrying amount of the preferred shares resulting from accretion of the discount by charges against (accumulated deficit) retained earnings.

2009 Capital Plan Initiatives

On September 22, 2009, Synovus completed a public offering of 150,000,000 shares of Synovus’ $1.00 par value common stock at a price of $4.00 per share generating proceeds of $570.9 million, net of issuance costs. On November 5, 2009, Synovus completed an exchange offer (Exchange Offer) of $29,820,000 in aggregate principal amount of its outstanding 4.875% Subordinated Notes Due 2013 (the Notes). The notes exchanged in the Exchange Offer represent 12.6% of the $236,570,000 aggregate principal amount of the Notes outstanding prior to the Exchange Offer. Pursuant to the terms of the Exchange Offer, Synovus issued approximately 9.44 million shares of Synovus’ common stock as consideration for the Notes. The Exchange Offer resulted in a pre-tax gain of $6.1 million which was recorded during the fourth quarter of 2009.

Management’s Discussion and Analysis

2010 Capital Plan Initiatives

As announced in January 2010, Synovus committed to a plan to sell its merchant services business during the fourth quarter of 2009. The sale was completed on March 31, 2010, and Synovus recognized a gain of $69.5 million before-tax ($42.4 million after-tax) from the sale of its merchant services business. On May 4, 2010, Synovus completed the public offering of 293,250,000 shares of Synovus’ $1.00 par value common stock at $2.75 per share and 13,800,000 tMEDS with a stated value of $25.00 per unit (consisting of prepaid common stock purchase contracts recorded as equity and junior subordinated amortizing notes recorded as debt) generating proceeds of $769.1 million and $333.6 million, net of issuance costs, respectively. The common stock and tMEDS offerings were recorded during the three months ended June 30, 2010.

Balance Sheet

During the nine months ended September 30, 2010, total assets decreased by $1.88 billion. The principal components of this decrease were a $2.69 billion decrease in loans, net of unearned income and allowance for loan losses, and a $425.1 million decrease in other assets which were offset in part by a $1.21 billion increase in interest bearing funds with the Federal Reserve Bank. The decrease in net loans is primarily due to a lower loan demand, charge-offs, and the sale of non-performing loans. The decline in other assets is mainly due to the receipt of income tax refunds that were recorded within other assets at December 31, 2009. Interest bearing funds with the Federal Reserve Bank increased primarily due to the proceeds from the capital raise which closed on May 4, 2010.

Other Loans Held for Sale

During the nine and three months ended September 30, 2010, Synovus transferred loans with a cost basis totaling $138.0 million and $28.2 million to the other loans held for sale portfolio, respectively. Synovus recognized charge-offs on these loans totaling $55.7 million and $5.1 million for the nine and three months ended September 30, 2010, respectively. These charge-offs, which resulted in a new cost basis of $82.3 million and $23.1 million for the loans transferred during the nine and three months ended September 30, 2010, respectively, were based on the estimated sales price of the loans at the time of transfer.

Other Real Estate

Other real estate (ORE) consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans. The carrying value of ORE was $211.9 million and $238.8 million at September 30, 2010 and December 31, 2009, respectively. During the nine months ended September 30, 2010, approximately $293.6 million of loans were foreclosed and transferred to other real estate. During the nine months ended September 30, 2010 and 2009, Synovus recognized foreclosed real estate expenses of $142.8 and $320.2 million, respectively. These losses included write-downs to net realizable value subsequent to the date of foreclosure and losses resulting from sales transactions which have already closed totaling $43.8 million and $93.0 million for the three months ended September 30, 2010 and 2009, respectively.

Management’s Discussion and Analysis

Loans

The following table compares the composition of the loan portfolio at September 30, 2010, December 31, 2009, and September 30, 2009.

(dollars in thousands)	Total Loans			Total Loans
(percentages annualized)			September 30, 2010 vs. December 31, 2009 % Change(*)		September 30,
Loan Type	September 30, 2010	December 31, 2009		September 30, 2009	2010 vs. September 30, 2009 % Change
Multi-family	$884,910	949,049	(9.0)%	$875,909	1.0%
Hotels	970,849	1,094,517	(15.1)	1,090,182	(10.9)
Office buildings	874,580	964,214	(12.4)	1,070,297	(18.3)
Shopping centers	1,158,052	1,212,463	(6.0)	1,144,919	1.1
Commercial development	419,953	528,911	(27.5)	632,993	(33.7)
Warehouses	531,570	566,290	(8.2)	565,422	(6.0)
Other investment property	526,652	581,732	(12.7)	670,691	(21.5)

Total Investment Properties	5,366,566	5,897,176	(12.0)	6,050,413	(11.3)

1-4 family construction	416,781	715,171	(55.8)	981,104	(57.5)
1-4 family perm/mini- perm	1,154,279	1,272,763	(12.4)	1,340,883	(13.9)
Residential development	861,957	1,328,317	(46.9)	1,497,419	(42.4)

Total 1-4 Family Properties	2,433,017	3,316,251	(35.6)	3,819,406	(36.3)

Land Acquisition	1,381,603	1,529,414	(12.9)	1,587,828	(13.0)

Total Commercial Real Estate	9,181,186	10,742,841	(19.4)	11,457,647	(19.9)

Commercial, financial, and agricultural	5,263,677	6,003,735	(16.5)	6,202,199	(15.1)
Owner-occupied	4,127,775	4,443,611	(9.5)	4,429,142	(6.8)

Total Commercial and Industrial	9,391,452	10,447,346	(13.5)	10,631,341	(11.7)

Home equity	1,672,021	1,714,994	(3.4)	1,729,458	(3.3)
Consumer mortgages	1,516,687	1,637,978	(9.9)	1,667,593	(9.0)
Credit card	280,898	294,126	(6.0)	288,147	(2.5)
Other retail loans	551,941	565,131	(3.1)	579,796	(4.8)

Total Retail	4,021,547	4,212,229	(6.1)	4,264,994	(5.7)

Unearned Income	(13,149)	(19,348)	(42.8)	(22,243)	(40.9)

Total	$22,581,036	25,383,068	(14.8)%	$26,331,739	(14.2)%

At September 30, 2010, loans outstanding were $22.58 billion, a decrease of $3.75 billion, or 14.2%, compared to September 30, 2009. On a sequential quarter basis, total loans outstanding declined by $761.9 million, or 12.9% annualized, while the decline from December 31, 2009 was $2.80 billion, or 14.8% annualized. The decline in loan balances was impacted by charge-offs and the deliberate continued reduction of non-performing assets through Synovus’ asset disposition strategy. The loan portfolio decreased at a slower rate in the third quarter of 2010 as compared to the second quarter of 2010. New and renewed loan volume was higher than the previous quarter. While Synovus expects that loan balances will continue to decline in the near term, Synovus is currently projecting that the rate of decrease in loans outstanding will continue to moderate.

Management’s Discussion and Analysis

Total commercial real estate loans, which represent 40.7% of the total loan portfolio at September 30, 2010, were $9.18 billion, a decline of $1.56 billion, or 19.4% annualized, from December 31, 2009 and a decline of $2.28 billion, or 19.9%, from September 30, 2009. Property supply has been outweighing demand causing overall vacancy rates to rise and rental rates to fall; however, the rate of deteriorating market conditions is showing some signs of slowing based on the second and third quarters of 2010. The commercial real estate portfolio is diversified among various property types: investment properties, 1-4 family properties, and land acquisition. The investment properties portfolio comprises 58.5% of the total commercial real estate portfolio. The investment properties portfolio has no concentrations by property type, geography, or tenants. Investment property loans are generally recourse in nature with short-term maturities (generally 3 years or less) allowing for restructuring opportunities which reduces vintage exposures. In addition, as part of its risk management strategy, in early 2008, Synovus placed restrictions on both hotel and shopping center lending.

Total residential construction and development (C & D) loans (consisting of 1-4 family construction loans and residential development loans) were $1.28 billion at September 30, 2010, a decline of 50.0% annualized from December 31, 2009 and a decline of 48.4% from September 30, 2009. The lack of home builder confidence has hindered future growth in new home starts, and an excess supply of houses and lots still remains in many real estate markets. Total land acquisition loans were $1.38 billion at September 30, 2010, a decline of 12.9% annualized from December 31, 2009 and 13.0% from September 30, 2009. Synovus’ combined exposure on performing residential C & D and land acquisition loans has declined $758.1 million, or 36.1% annualized, from December 31, 2009.

	September 30, 2010
(dollars in thousands)	Residential C&D and Land Acquisition Total Loans	% of Total Residential C&D and Land Acquisition Portfolio
Georgia	$1,342,810	50.5%
Atlanta	601,782	22.6
Florida	366,012	13.8
South Carolina	622,509	23.4
Tennessee	32,362	1.2
Alabama	296,649	11.1

Total	$2,660,342	100.0%

Commercial and industrial (C & I) loans, representing 41.6% of the total loan portfolio, were $9.39 billion at September 30, 2010, down $1.06 billion, or 13.5% annualized, from December 31, 2009 and $1.24 billion, or 11.7%, from September 30, 2009. Some C & I sectors have begun to show signs of growth especially in the healthcare and manufacturing categories. This portfolio has diverse industry exposure and is relationship-focused with Synovus lenders having in-depth knowledge of the borrowers, most of which have guaranty arrangements. Synovus concentrates on small to middle market C & I lending, and the portfolio is disbursed across the southeast.

At September 30, 2010, Synovus had 27 commercial loan relationships with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at September 30, 2010 was approximately $77 million.

Retail loans at September 30, 2010 totaled $4.02 billion representing 17.8% of the total loan portfolio. Total retail loans decreased by 5.7% compared to September 30, 2009 and declined at an annualized rate of 6.1% since December 31, 2009, led principally by a decline in consumer mortgage but partially offset by an increase in small business loans which are a component of other retail loans. The retail loan portfolio credit scores were updated as of March 31, 2010. There was no material migration within the retail loan portfolio.

Apart from credit card loans and unsecured loans, Synovus does not originate loans with loan-to-collateral-value (LTV) ratios greater than 100% at origination except for infrequent situations with high quality borrowers. Synovus follows a risk-based approach as it relates to the credit monitoring processes for its loan portfolio. Synovus updates collateral values as Synovus believes appropriate and in compliance with applicable regulations for loans identified as higher risk, based on performance indicators to facilitate Synovus’ loss mitigation functions.

Management’s Discussion and Analysis

Synovus believes it has prudently granted credit within its retail residential real estate portfolio which includes its home equity line of credit (HELOC) and Consumer Mortgage loans. The home equity loan portfolio consists primarily of loans with strong credit scores (weighted average FICO score of 733 when last measured at March 31, 2010) and conservative debt-to-income ratios (average debt-to-income ratio of 28.9% at September 30, 2010). These loans are primarily extended to customers who have an existing banking relationship with Synovus. The utilization rate (total amount outstanding as a percentage of total available lines) of this portfolio was approximately 62% at both September 30, 2010 and 2009.

Synovus does not currently develop or offer specific sub-prime, alt-A, no documentation or stated income retail residential real estate loan products. Synovus estimates that, as of September 30, 2010, it has approximately $140 million of retail residential real estate loans (approximately 4% of said portfolio and approximately 0.6% of the total loan portfolio) with FICO scores at origination that were below Fannie Mae and Freddie Mac eligibility thresholds, which could be considered subprime. While FICO scores are one key indicator of credit risk, Synovus makes retail residential real estate lending decisions based upon a number of key credit risk determinants including FICO scores as well as bankruptcy predictor scores, loan-to-value, and debt-to-income ratios. Through its mortgage subsidiary, Synovus previously originated Fannie Mae alt-A loans with the intent to sell these loans into the secondary market. Synovus no longer originates such loans and as of September 30, 2010 has approximately $1.6 million of such loans remaining on its balance sheet.

Prior to July 2009, Synovus’ loan policy did not specifically prohibit the origination of no documentation or stated income loans as long as such loans were supported by other risk mitigating criteria including, but not limited to, established banking relationship history, significant cash on deposit, and/or compensating loan-to-value or debt-to-income ratios. Since July 2009, as Synovus continues to tighten its retail residential real estate origination policy, no documentation or stated income loans are permitted to be made only on an exception basis and only if supplemented by the mitigating criteria previously noted. While Synovus does not currently offer specific no documentation or stated income retail residential real estate loan products, loans with these characteristics could have been issued under the previous loan policy or as an exception under the current loan policy, primarily to individuals with existing banking relationships. Synovus does not believe it has originated a significant dollar amount of such loans and does not believe that extending such loans has had a significant negative impact on the credit quality of the portfolio.

The most recently measured weighted average FICO scores within the retail residential real estate portfolio were 733 (HELOC) and 717 (Consumer Mortgages) as of March 31, 2010. FICO scores within the retail residential real estate portfolio have remained stable since 2007. Total past dues within the retail residential real estate portfolio as of September 30, 2010 were 0.76% (HELOC) and 2.52% (Consumer Mortgages) compared to 0.75% (HELOC) and 2.08% (Consumer Mortgages) at December 31, 2009. The annualized net charge-off ratios for the nine months ended September 30, 2010 were 1.95% (HELOC) and 3.42% (Consumer Mortgages) compared to 2.27% (HELOC) and 2.22% (Consumer Mortgages) for the year ended December 31, 2009.

Credit Quality

Synovus continuously monitors credit quality and maintains an allowance for loan losses that management believes is sufficient to absorb probable and estimable losses inherent in its loan portfolio. Synovus continues to address problem assets and reduce future exposures through asset dispositions as well as timely monitoring of expected losses on problem loans through review of current market data. The total allowance and cumulative write-downs on non-performing assets (NPAs) as a percentage of unpaid principal balance at September 30, 2010 were approximately 50%, up from 45% at December 31, 2009.

Management’s Discussion and Analysis

Total non-performing assets were $1.56 billion at September 30, 2010, down from $1.83 billion and $1.75 billion at December 31, 2009 and September 30, 2009, respectively. The decrease in non-performing asset levels has been impacted by lower inflows, asset dispositions, and charge-offs. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate was 6.8% at September 30, 2010 compared to 7.1% and 6.6% at December 31, 2009 and September 30, 2009, respectively. At September 30, 2010, 48.5% of total non-performing assets were in the Atlanta and South Carolina markets (30.7% and 17.8%, respectively).

Asset quality is expected to remain stressed, but Synovus continues to be encouraged by improvements in a number of key credit quality metrics. Synovus believes that the best predictor of future credit costs is the level of non-performing loan (NPL) inflows which have been trending in a positive direction from the peak of $939.0 million in the first quarter of 2009. Additions during the third quarter of 2010 were $421.5 million, up 24.2% from prior quarter additions of $339.3 million and down 20.7% from first quarter 2010 additions of $531.4 million. Synovus presently expects that the second half of 2010’s NPL inflows will be slightly lower than the first half 2010 levels.

NPL Inflows by Portfolio Type	Three Months Ended
(in thousands)	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Investment Properties	$69,841	41,951	147,418	143,707	94,296
Residential Properties	137,965	131,417	175,081	246,019	381,450
Land Acquisition	49,173	62,518	81,106	73,025	114,506
Commercial and Industrial	126,945	74,109	93,747	159,543	131,998
Retail	37,597	29,330	34,093	38,773	34,173

Total	$421,521	339,325	531,445	661,067	756,423

Management’s Discussion and Analysis

The following table shows the composition of the loan portfolio and non-performing loans (classified by loan type) as of September 30, 2010.

(dollars in thousands)				% of Total Non- performing Loans
Loan Type	Total Loans	% of Total Loans Outstanding	Total Non- performing Loans
Multi-family	$884,910	3.9%	$11,177	0.9%
Hotels	970,849	4.3	92,309	7.1
Office buildings	874,580	3.9	18,122	1.4
Shopping centers	1,158,052	5.1	63,134	4.9
Commercial development	419,953	1.9	54,421	4.2
Warehouses	531,570	2.4	7,076	0.5
Other investment property	526,652	2.3	25,773	2.0

Total Investment Properties	5,366,566	23.8	272,012	21.0

1-4 family construction	416,781	1.9	99,114	7.7
1-4 family perm/mini-perm	1,154,279	5.1	72,131	5.6
Residential development	861,957	3.8	281,126	21.7

Total 1-4 Family Properties	2,433,017	10.8	452,371	35.0

Land Acquisition	1,381,603	6.1	229,872	17.7

Total Commercial Real Estate	9,181,186	40.7	954,255	73.7

Commercial, financial, and agricultural	5,263,677	23.3	187,022	14.5
Owner-occupied	4,127,775	18.3	79,111	6.1

Total Commercial and Industrial Loans	9,391,452	41.6	266,133	20.6

Home equity	1,672,021	7.4	18,567	1.4
Consumer mortgages	1,516,687	6.7	48,800	3.8
Credit card	280,898	1.2	—	—
Other retail loans	551,941	2.5	6,276	0.5

Total Retail	4,021,547	17.8	73,643	5.7

Unearned Income	(13,149)	(0.1)	—	—

Total	$22,581,036	100.0%	$1,294,031	100.0%

The following table shows the composition of the residential C & D and land acquisition non-performing loan portfolios as of September 30, 2010. The Atlanta market represents 36.0% of total non-performing loans in the residential C & D and land acquisition portfolios as of September 30, 2010.

	September 30, 2010
(dollars in thousands)	Residential C&D and Land Acquisition NPLs	% of Total Residential C&D and Land Acquisition NPLs
Georgia	$362,524	59.4%
Atlanta	219,512	36.0
Florida	106,017	17.4
South Carolina	120,590	19.7
Tennessee	2,229	0.4
Alabama	18,752	3.1

Consolidated	$610,112	100.0%

Accruing restructured loans were approximately $409.8 million at September 30, 2010 compared to $350.1 million and $213.6 million at June 30, 2010 and December 31, 2009, respectively. At September 30, 2010, the allowance for loan losses allocated to these accruing restructured loans was $40.7 million. The increase in accruing restructured loans is directly related to the challenges commercial customers continue to face in the current economic environment and Synovus’ efforts to work with creditworthy customers to find solutions that are in the best interest of both the customer and Synovus. Such restructurings are primarily in the form of reduction in interest rate or extension of terms. Synovus typically extends the term in a commercial loan modification for less than one year to assist the borrower in difficulty. Accruing restructured loans are not considered non-performing because they are performing in accordance with the restructured terms. At September 30, 2010, approximately 97% of accruing restructured loans are current. At September 30, 2010, loans, net of unearned income, included troubled debt restructurings (accruing and non-accruing) totaling $645.7 million, an increase of $25.8 million, or 4.2%, compared to June 30, 2010.

Management’s Discussion and Analysis

During the third quarter of 2010, Synovus completed sales of problem assets totaling approximately $172 million as compared to sales of approximately $206 million and $271 million in the second and first quarter of 2010, respectively. Asset sales for the third quarter included sales of approximately $90 million of residential real estate loans and ORE properties, approximately $6 million of investment real estate loans and ORE properties, and approximately $67 million of loans and ORE properties which are primarily comprised of owner occupied C & I loans and land acquisition loans. While the level of problem asset sales slowed during the third quarter, Synovus expects to meet or exceed its goal to sell a total of approximately $500 million in problem assets during the second half of 2010.

Potential problem loans are defined by management as certain performing loans with a well-defined weakness where there is information about possible credit problems of borrowers which causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms of such loans. Management’s decision to include performing loans in the category of potential problem loans indicates that management has recognized a higher degree of risk associated with these loans. In addition to accruing loans 90 days past due and accruing restructured loans, Synovus had $1.87 billion of potential problem commercial loans at September 30, 2010 as compared to $1.71 billion and $1.32 billion at June 30, 2010 and December 31, 2009, respectively. Management’s current expectation of probable losses from potential problem loans is included in the allowance for loan losses. At September 30, 2010, the allowance for loan losses allocated to these potential problem loans was $254.5 million as compared to $228.9 million and $181.7 million at June 30, 2010 and December 31, 2009, respectively. Synovus cannot predict at this time whether these potential problem loans ultimately will become non-performing loans or result in losses.

The table below shows potential problem commercial loans as of September 30, 2010.

(in thousands)	Potential Problem Commercial Loans
Loan Type
Multi-family	$64,317
Hotels	59,542
Office buildings	70,075
Shopping centers	89,892
Commercial development	106,727
Warehouses	19,294
Other investment property	25,950

Total Investment Properties	435,797

1-4 family construction	67,502
1-4 family perm/mini-perm	103,448
Residential development	195,827

Total 1-4 Family Properties	366,777

Land Acquisition	440,333

Total Commercial Real Estate	1,242,907

Commercial, financial, and agricultural	407,148
Owner-occupied	221,178

Total Commercial and Industrial	628,326

Total Commercial	$1,871,233

Total credit costs for the quarter ended September 30, 2010 were $300.9 million including provision for losses on loans of $239.0 million and expenses related to foreclosed real estate of $50.9 million. The credit costs were largely driven by valuation charges on new non-performing loans and existing non-performing assets. Total credit costs decreased for the fifth consecutive quarter and are at the lowest level since the third quarter of 2008.

Charge-Offs

Net charge-offs for the three months ended September 30, 2010 were $237.2 million, a decrease of $259.6 million compared to the three months ended September 30, 2009. The net charge-off ratio for the three months ended September 30, 2010 was 4.12% annualized, compared to 7.33% annualized for the third quarter of 2009. Net charge-offs for the three months ended September 30, 2010 were $195.9 million lower than the prior quarter.

The following tables show net charge-offs by geography and type for the nine and three months ended September 30, 2010 and September 30, 2009.

Net Charge-offs by Geography	Nine Months Ended		Three Months Ended
(in thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Georgia	$578,141	565,132	108,965	212,498
Atlanta	167,455	350,837	48,951	109,770
Florida	135,260	209,147	48,741	124,203
South Carolina	222,497	242,243	59,858	115,761
Tennessee	22,926	38,109	11,008	23,125
Alabama	27,418	43,687	8,615	21,190

Total	$986,242	1,098,318	237,187	496,777

Management’s Discussion and Analysis

Net Charge-offs by Loan Type

	Nine Months Ended
	September 30, 2010		September 30, 2009
(dollars in thousands, percentages annualized)	Net Charge-offs	% of Average Loans	Net Charge-offs	% of Average Loans
Investment properties	$272,069	6.5%	$121,169	2.7%
1 – 4 Family properties	307,354	14.3	535,776	15.8
Land acquisition	134,856	12.5	155,376	12.3

Total commercial real estate	714,279	9.6	812,321	8.9
Commercial and industrial	186,886	2.5	209,703	2.6
Retail	85,077	2.8	76,294	2.4

Total	$986,242	5.5%	$1,098,318	5.3%

	Three Months Ended
	September 30, 2010		September 30, 2009
	Net Charge-offs	% of Average Loans	Net Charge-offs	% of Average Loans
Investment properties	$42,763	3.1%	$57,424	3.7%
1 – 4 Family properties	68,850	10.9	237,360	23.5
Land acquisition	49,982	14.1	72,749	17.5

Total commercial real estate	161,595	6.9	367,533	12.4
Commercial and industrial	48,425	2.0	94,845	3.5
Retail	27,167	2.7	34,399	3.2

Total	$237,187	4.1%	$496,777	7.3%

Provision Expense and Allowance for Loan Losses

Provision expense for the nine months ended September 30, 2010 was $878.9 million, a decrease of $539.6 million compared to the same period in the prior year. Total provision expense for the three months ended September 30, 2010 was $239.0 million, a decrease of $257.5 million compared to the same period in the prior year. The decrease in provision expense is primarily due to lower losses on problem loan dispositions as well as lower levels of non-performing loan inflows. The allowance for loan losses was $836.4 million, or 3.70% of net loans, at September 30, 2010 compared to $943.7 million, or 3.72% of net loans, at December 31, 2009, and $918.5 million, or 3.49% of net loans, at September 30, 2009.

During the second quarter of 2009, Synovus was able to significantly accelerate the pace of asset dispositions. This accelerated sales strategy put pressure on pricing and has resulted in liquidation type yields rather than pricing that might be realized under a traditional sales life cycle. In addition, some sales have been conducted through auctions and bulk sales to investors. These types of sales yield lower proceeds than traditional sales. Based upon this, beginning in the second quarter of 2009, the allowance for loan losses includes management’s estimate of losses associated with planned problem loan dispositions that are both probable and can be reasonably estimated. The actual volume of problem loan sales could increase based on regulatory directives, the level of migration of performing loans to problem loan status, as well as opportunities to sell such assets, thus resulting in higher credit losses.

The allowance for loan losses to non-performing loans coverage was 64.63% at September 30, 2010 compared to 60.66% and 60.46% at December 31, 2009 and September 30, 2009, respectively. This ratio is impacted by collateral-dependent impaired loans which have no allowance for loan losses as the estimated losses on these credits have been charged-off. Therefore, a more meaningful allowance for loan losses coverage ratio is the allowance to non-performing loans excluding collateral-dependent impaired loans for which there is no related allowance for loan losses which was 177.9% at September 30, 2010 compared to 124.7% at December 31, 2009 and 123.1% at September 30, 2009.

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

Management’s Discussion and Analysis

The table below includes selected credit quality metrics.

(dollars in thousands)	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Non-performing loans(1)	$1,294,031	1,309,944	1,542,704	1,555,776	1,519,049
Other loans held for sale (2)	50,302	50,208	78,078	36,816	40,932
Other real estate	211,869	212,362	222,155	238,807	187,494

Non-performing assets(3)	$1,556,202	1,572,514	1,842,937	1,831,399	1,747,475

Net charge-offs – quarter	$237,187	433,079	315,976	361,857	496,777
Net charge-offs/Avg. loans – quarter (4)	4.12%	7.21	5.05	5.58	7.33
Net charge-offs – YTD	$986,242	749,055	315,976	1,460,175	1,098,318
Net charge-offs/Avg. loans – YTD (4)	5.47%	6.11	5.05	5.37	5.30
Loans over 90 days past due and still accruing	$25,028	21,430	35,491	19,938	43,816
As a % of loans	0.11%	0.09	0.15	0.08	0.17
Total past due loans and still accruing	$253,748	246,635	294,753	262,446	356,456
As a % of loans	1.12%	1.06	1.21	1.03	1.35
Restructured loans (accruing)	$409,768	350,145	261,157	213,552	192,559
Allowance for loan losses	$836,355	834,522	968,697	943,725	918,468
Allowance for loan losses as a % of loans	3.70%	3.58	3.97	3.72	3.49
Non-performing loans as a % of total loans	5.7	5.6	6.3	6.1	5.8
Non-performing assets as a % of total loans, other loans held for sale, and ORE	6.8	6.7	7.5	7.1	6.6
Allowance to non-performing loans	64.63	63.71	62.79	60.66	60.46
Collateral-dependent impaired loans(5)	$1,037,249	1,044,058	1,269,817	1,021,038	1,006,631

(1)	The total allowance and cumulative write-downs on non-performing loans as a percentage of unpaid principal balance at September 30, 2010 was approximately 46%, unchanged from June 30, 2010.
(2)	Represent only the other loans held for sale that are intended to be sold. Other loans held for sale are carried at the lower of cost or fair value.
(3)	The total allowance and cumulative write-downs on non-performing assets as a percentage of unpaid principal balance at September 30, 2010 was approximately 50% compared to 49% at June 30, 2010.
(4)	Ratio is annualized.
(5)

Collateral-dependent impaired loans for which there was no associated reserve were $824.1 million at September 30, 2010, $865.2 million at June 30, 2010, $783.6 million at March 31, 2010, $784.6 million at December 21, 2009, and $772.8 million at September 30, 2009.

Management’s Discussion and Analysis

The table below shows credit quality measures for the investment property loan portfolio as of September 30, 2010.

(dollars in thousands)	Outstanding Balance	NPL Ratio	30 days+ Past Due Ratio
Multi-family	$884,910	1.3%	1.1
Hotels	970,849	9.5	1.0
Office buildings	874,580	2.1	0.5
Shopping centers	1,158,052	5.5	1.8
Commercial development	419,953	13.0	0.4
Warehouses	531,570	1.3	0.9
Other investment property	526,652	4.9	0.2

Total investment property loans	$5,366,566	5.1%	1.0

The table below shows credit quality measures for the C & I loan portfolio as of September 30, 2010.

(dollars in thousands)	Outstanding Balance	NPL Ratio	30 days+ Past Due Ratio
Commercial, financial, and agricultural	$5,263,677	3.6%	1.0
Owner occupied real estate	4,127,775	1.9	0.7

Total commercial and industrial loans	$9,391,452	2.8%	0.8

Management’s Discussion and Analysis

The table below shows credit quality measures for the retail loan portfolio as of September 30, 2010.

(dollars in thousands)	Outstanding Balance	NPL Ratio	30 days+ Past Due Ratio
Home equity lines	$1,672,021	1.1%	0.8
Consumer mortgage	1,516,687	3.2	2.5
Small business	214,427	1.5	1.5
Credit card	280,898	—	2.7
Other consumer loans	337,514	0.9	1.6

Total retail loans	$4,021,547	1.8%	1.7

Deposits

The following table presents the composition of deposits.

(in thousands)	September 30, 2010	June 30, 2010	December 31, 2009	September 30, 2009
Non-interest bearing demand deposit accounts	$4,248,071	4,250,514	4,172,697	4,018,045
Interest bearing demand deposit accounts	3,633,218	3,766,514	3,894,243	3,406,766
Money market accounts	7,287,781	7,314,073	7,363,677	7,738,965
National market brokered money market accounts	448,459	712,717	1,098,117	1,313,615
Savings accounts	483,918	492,361	463,967	473,673
Time deposits	9,583,237	10,434,101	11,538,949	12,416,742
National market brokered time deposits	3,100,716	3,463,045	3,941,211	4,325,721

Total deposits	$25,236,225	26,257,563	27,433,533	28,054,191

Core deposits (*)	$21,687,050	22,081,801	22,394,205	22,414,855

Core deposits(*) excluding time deposits	$15,204,529	15,110,745	14,796,467	14,323,834

Total national market brokered deposits	$3,549,175	4,175,762	5,039,328	5,639,336

(*) Core deposits consist of total deposits less national market brokered deposits. See reconciliation of “Non-GAAP Financial Measures” in this report.

During the first nine months of 2010, Synovus continued to improve its deposit mix by pursuing lower cost deposits and reducing higher cost time deposits. Total deposits decreased $1.02 billion, or 15.4% annualized, from the second quarter, $2.20 billion, or 10.7% annualized, from December 2009, and $2.82 billion, or 10.0%, from a year ago. The decline in total deposits was led by a planned reduction of national market brokered deposits. Total core deposits excluding time deposits grew 2.5% annualized from the second quarter, 3.6% annualized, from December 31, 2009, and 6.1% from a year ago. Time deposits declined $1.96 billion during the first nine months of 2010 and non-interest bearing demand deposit accounts as a percentage of total deposits increased to 17% from 15% at year-end 2009 and 14% a year ago. At September 30, 2010, the percentage of loans funded by core deposits (total deposits less national market brokered deposits) was approximately 96%, improved from 88% at December 31, 2009 and 85% a year ago. See “Non-GAAP Financial Measures” in this report.

Prior to the charter consolidation, Synovus had the ability to offer certain Shared Deposit products (Synovus® Shared Deposit). Following completion of the charter consolidation, Synovus’ Shared Deposit customers have a six month grace period, per FDIC regulations, during which their total deposits will remain fully insured. This grace period will expire on December 1, 2010. Additionally, during that grace period, Shared CD customers whose CDs mature during the grace period can elect to renew their Shared CD on a fully insured basis for the same term. Synovus is working with its Shared Deposit products customers during and after this grace period to offer additional deposit products to meet their needs. Total Shared Deposits at September 30, 2010 were $1.40 billion as compared to $1.86 billion at December 31, 2009 and $1.98 billion at September 30, 2009. While Synovus is aggressively pursuing retention of this deposit base, there can be no assurance that a significant portion of these funds will remain on deposit at Synovus Bank.

Management’s Discussion and Analysis

Due to the significant turmoil in financial markets beginning in the second half of 2008, national market brokered deposits became more attractive to financial market participants and investors as an FDIC insured alternative to money market and other investment accounts. Synovus grew this funding source as demand for these products increased during the second half of 2008, but has reduced its utilization of this funding source through normal run off during the nine months ended September 30, 2010. National market brokered deposits were $3.55 billion at September 30, 2010 as compared to $5.04 billion at December 31, 2009 and $5.64 billion at September 30, 2009.

Capital Resources and Liquidity

Capital Resources

Synovus has always placed great importance on maintaining a solid capital base and continues to satisfy applicable regulatory capital requirements. Management is committed to maintaining a capital level sufficient to assure shareholders, customers, and regulators that Synovus is financially sound.

The following table presents certain ratios used to measure Synovus’ capitalization.

(dollars in thousands)	September 30, 2010	June 30, 2010	December 31, 2009
Tier 1 capital	$3,092,655	3,285,907	2,721,287
Tier 1 common equity	2,147,602	2,343,148	1,782,998
Total risk-based capital	3,954,063	4,160,867	3,637,712
Tier 1 capital ratio	13.06%	13.36	10.16
Tier 1 common equity ratio	9.07	9.52	6.66
Total risk-based capital to risk-weighted assets ratio	16.70	16.91	13.58
Leverage ratio	9.80	10.12	8.12
Common equity to assets ratio	7.37	7.69	5.86
Tangible common equity to tangible assets ratio (*)	7.26	7.58	5.74
Tangible common equity to risk-weighted assets ratio (*)	9.47	9.97	7.03

(*) See reconciliation of “Non-GAAP Financial Measures” in this report.

As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. The capital measures used by the federal banking regulators include the total risk-based capital ratio, Tier 1 risk-based capital ratio, and the leverage ratio. Under the regulations, a state-chartered bank is well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure. However, even if a bank satisfies all applicable quantitative criteria to be considered well-capitalized, the regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. At September 30, 2010, Synovus Bank was required to maintain regulatory capital levels in excess of minimum well-capitalized requirements, primarily as a result of increases in its non-performing assets. Synovus expects that, in light of the current levels of non-performing assets and potential problem loans at Synovus Bank, it will be necessary to contribute additional capital to Synovus Bank, purchase non-performing assets from Synovus Bank, or a combination of both during the remainder of 2010. Management believes that, as of September 30, 2010, Synovus and its subsidiary bank meet all capital requirements to which they are subject.

Since the third quarter of 2007, the credit markets and the residential and commercial development real estate markets have experienced severe difficulties and challenging economic conditions. As a result, Synovus’ capital has been negatively impacted by credit losses since mid-2008. Synovus continually monitors its capital position and has taken a number of steps focused on strengthening Synovus’ capital position as described below. However, credit deterioration, further regulatory directives (including formal or informal increases in minimum capital requirements at Synovus or Synovus Bank), increases in non-performing assets, credit costs related to asset dispositions, and the allowance for loan losses significantly exceeding current expectations could adversely impact Synovus’ liquidity position and capital ratios. Accordingly, Synovus continues to actively monitor its capital position and will pursue additional strategies designed to bolster its capital position as deemed necessary.

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

During 2009 and 2010, Synovus completed several public offerings and other capital actions which are described below.

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

(in thousands, except per share and per unit amounts)	Common Stock $1.00 Par Value	Tangible Equity Units (tMEDS) $25.00 Stated Value	Total Capital Offerings
Shares/units issued	293,250	13,800
Price per share/unit	$2.75	25.00

Gross proceeds	$806,438	345,000	1,151,438
Issuance costs	37,324	11,423	48,747

Proceeds, net of issuance costs	$769,114	333,577	1,102,691

A tMEDS unit consists of a prepaid common stock purchase contract recorded as equity and a junior subordinated amortizing note recorded as debt. As a result of the tMEDS issuance, $70.4 million was recorded to debt, an offsetting $2.3 million was recorded to prepaid debt issuance costs, and $265.5 million was recorded to additional paid-in capital.

Synovus continually monitors its capital position, particularly as capital is impacted by current credit conditions, economic conditions and regulatory requirements, and engages in regular discussions with its regulators regarding capital at both Synovus and Synovus Bank. During 2009 and continuing into 2010, Synovus has experienced significant declines in the value of collateral for real estate loans and heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs, foreclosures, and losses on disposition of the underlying assets. While these levels continue to remain high, overall indicators of negative credit quality migration have begun to improve; however, it is difficult to predict the effects of further negative developments in the credit, economic, and regulatory environments which could cause these levels to worsen or delay their improvement.

Management currently believes, based on internal capital analyses and earnings projections, that Synovus’ capital position is adequate to absorb additional losses and continues to meet current regulatory minimum capital requirements. However, Synovus continues to actively monitor its capital position as well as economic conditions, actual performance against forecasted credit losses, evolving industry capital standards, and changes in regulatory standards and requirements. As part of its ongoing management of capital, Synovus will continue to monitor its capital position and identify, consider, and pursue additional strategic initiatives to bolster its capital position as deemed necessary. See “Risk Factors” in Synovus’ 2009 10-K, Synovus’ April 26 8-K, Synovus’ quarterly reports on Form 10-Q and in this report.

Management’s Discussion and Analysis

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

Contractual and anticipated cash flows are analyzed under normal and stressed conditions to determine forward looking liquidity needs and sources. Emphasis is placed on maintaining numerous sources of current and potential liquidity in order for the company to meet its obligations to depositors, borrowers, and creditors on a timely basis.

Liquidity is generated through maturities and repayments of loans by customers, maturities of investment securities, deposit growth, and access to sources of funds other than deposits. Management constantly monitors and maintains appropriate levels of liquidity so as to provide adequate funding sources to meet estimated customer deposit withdrawals and future loan requests. Liquidity is also enhanced by the acquisition of new deposits. Each of the banking markets monitors deposit flows and evaluate alternate pricing structures in an effort to retain and grow deposits. In the current market environment, customer confidence is a critical element in growing and retaining deposits. In this regard, Synovus’ asset quality could play a larger role in the stability of the deposit base. In the event asset quality declines significantly from its current level, the ability to grow and retain deposits could be diminished, which in turn could reduce deposits as a liquidity source.

Prior to the charter consolidation, Synovus grew deposits through the offering of Shared Deposit products. The charter consolidation resulted in the inability to offer the Shared Deposit products in the future. From the date of completion of the charter consolidation, Synovus’ Shared Deposit customers have a six month grace period, per FDIC regulations, during which their total deposit will remain fully insured. This grace period will expire on December 1, 2010. Additionally, CD customers whose CDs mature during the grace period can elect to renew their Shared CD on a fully insured basis for the same term. Synovus is working with its Shared Deposit products customers during and after this grace period to offer additional deposit products to meet their needs. Synovus has retained a significant portion of these funds through the third quarter of 2010. Upon the expiration of the grace period, it is anticipated that the overall retention of these funds will decline. While Synovus is aggressively pursuing retention of this deposit base, there can be no assurance that a significant portion of these deposits will remain on deposit at Synovus Bank. The possibility of this deposit outflow is a potential liquidity risk. Due to this and other liquidity risks, Synovus expects to maintain an above average short term liquidity cushion, primarily in the form of interest bearing funds with the Federal Reserve Bank.

Synovus’ subsidiary bank, Synovus Bank, also generates liquidity through the national deposit markets. Synovus Bank issues longer-term certificates of deposit across a broad geographic base to increase its liquidity and funding position. Access to these deposits could become more limited if Synovus Bank’s asset quality and financial performance were to significantly deteriorate. Synovus Bank has the capacity to access funding through its membership in the FHLB System. At September 30, 2010, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.

In addition to bank level liquidity management, Synovus must manage liquidity at the holding company level for various operating needs including capital infusions into subsidiaries, the servicing of debt, the payment of general corporate expenses, and the payment of dividends to shareholders. The primary source of liquidity for Synovus consists of dividends from Synovus Bank which are governed by certain rules and regulations of state and federal banking regulatory agencies. Dividends from subsidiaries in 2009 and the first nine months of 2010 were significantly lower than those received in previous years. Synovus does not expect to receive subsidiary dividends in the near future. During 2009, Synovus was required to contribute capital to certain subsidiary banks and has continued to do so in 2010. In addition, Synovus Bank is currently required to maintain regulatory capital levels in excess of minimum well-capitalized requirements primarily as a result of increases in nonperforming assets. Synovus expects that, in light of the current levels of non-performing assets and potential problem loans at Synovus Bank, it will be necessary to contribute additional capital to Synovus Bank, purchase non-performing assets from Synovus Bank, or a combination of both during the remainder of 2010.

Management’s Discussion and Analysis

Synovus’ holding company has historically enjoyed a solid reputation and credit standing in the capital markets and historically has been able to raise funds in the form of either short or long-term borrowings or equity issuances, including the public offerings completed in September 2009 and May 2010. The public offerings completed in May 2010 provided significant liquidity resources to Synovus and the holding company. Due to the liquidity risks noted above, Synovus anticipates retaining a portion of this liquidity in readily available funds. In light of the continued weak economy, regulatory environment, current market conditions, Synovus’ recent financial performance and related credit ratings, Synovus is currently maintaining a cash position that is in excess of what Synovus considers to be historically normal levels. Synovus will continue to identify, consider, and pursue additional strategic initiatives to further strengthen its capital position as deemed necessary. See “Capital Resources” in this report.

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

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the nine months ended September 30, 2010 decreased $2.41 billion, or 7.0%, to $32.29 billion compared to the first nine months of 2009. Average earning assets decreased $2.25 billion, or 7.0%, in the first nine months of 2010 compared to the same period in 2009 and represented 92.2% of average total assets. The reduction in average total assets provided funding through a $3.77 billion net decrease in loans outstanding, a $356.2 million decrease in the investment securities portfolio, and a $95.6 million decrease in mortgage loans held for sale which were offset in part by a decrease in deposits of $1.45 billion and a decrease in shareholders’ equity of $261.5 million. Funding provided by the items named above was used to reduce short-term borrowings by $488.7 million, reduce long-term debt by $153.8 million, and to increase the balance of interest bearing funds held with the Federal Reserve Bank by $2.04 billion.

Net interest income for the nine months ended September 30, 2010 was $744.4 million, a decrease of $10.1 million, or 1.3%, compared to $754.5 million for the nine months ended September 30, 2009. Net interest income for the three months ended September 30, 2010 was $245.5 million, a decrease of $9.1 million, or 3.6%, compared to $254.6 million for the three months ended September 30, 2009.

The net interest margin for the nine months ended September 30, 2010 was 3.36% up 20 basis points from 3.16% for the nine months ended September 30, 2009. Compared to the nine months ended September 30, 2009, earning asset yields decreased by 27 basis points while the effective cost of funds decreased by 47 basis points. The yield on earning assets was positively impacted by a 19 basis point increase in loan yields. Earning asset yields were negatively impacted by a 75 basis point decrease in taxable investment securities yields and by the $2.05 billion increase in lower yielding funds held at the Federal Reserve Bank. The effective cost of funds was positively impacted by the downward repricing of maturing certificates of deposit. Core certificates of deposit declined by 109 basis points and national market brokered certificates of deposit decreased 105 basis points.

Management’s Discussion and Analysis

On a sequential quarter basis, net interest income decreased by $4.6 million while the net interest margin decreased 1 basis point to 3.33%. Yields on earning assets decreased 9 basis points, and the effective cost of funds decreased by 8 basis points. Yields on earning assets were negatively impacted by a 32 basis point decrease in taxable investment securities yields, a 2 basis point decrease in loan yields, and a higher level of funds held at the Federal Reserve Bank. The average balance of funds held at the Federal Reserve Bank increased $129.3 million on a linked quarter basis. The effective cost of funds was positively impacted by the downward repricing of money market accounts and maturing certificates of deposit, with both declining by 9 basis points.

Synovus anticipates continued stability in the net interest margin for the remainder of 2010. Earning asset yields should experience further modest pressure, primarily as a result of declining investment yields driven by extremely low bond market yields. This asset yield pressure should be offset by a continued modest decline in the effective cost of funds due to further downward repricing of maturing certificates of deposit and the benefits of Synovus’ improving deposit mix.

Management’s Discussion and Analysis

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

	2010			2009
(dollars in thousands) (yields and rates annualized)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Interest Earning Assets
Taxable investment securities	$3,055,400	3,068,634	2,952,188	2,983,914	3,209,718
Yield	4.08%	4.40	4.70	4.79	5.06
Tax-exempt investment securities	$62,659	66,125	72,041	88,848	98,435
Yield	6.82%	6.85	7.16	7.03	7.06
Trading account assets	$14,970	16,763	14,881	14,356	13,439
Yield	4.88%	5.47	5.30	5.60	8.22
Commercial loans	$19,041,500	19,982,523	20,880,069	21,722,140	22,850,126
Yield	4.92%	4.92	4.85	4.82	4.73
Consumer loans	$4,048,929	4,100,458	4,174,320	4,249,316	4,303,592
Yield	5.25%	5.33	5.36	5.32	5.37
Allowance for loan losses	$(862,970)	(964,212)	(951,552)	(906,484)	(905,700)

Loans, net	$22,227,459	23,118,769	24,102,837	25,064,972	26,248,018
Yield	5.19%	5.21	5.15	5.10	5.01
Mortgage loans held for sale	$194,487	131,700	96,440	114,906	194,158
Yield	5.16%	5.54	5.49	5.29	5.39
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	$3,720,649	3,591,353	2,435,880	2,995,367	1,653,546
Yield	0.25%	0.25	0.24	0.24	0.24
Federal Home Loan Bank and Federal Reserve Bank Stock (*)	$122,356	140,209	142,524	140,550	139,230
Yield	0.87%	0.82	0.97	1.01	1.38

Total interest earning assets	$29,397,980	30,133,553	29,816,791	31,402,913	31,556,544
Yield	4.42%	4.51	4.67	4.59	4.76

Interest Bearing Liabilities
Interest bearing demand deposits	$3,601,825	3,617,669	3,636,437	3,851,237	3,310,924
Rate	0.36%	0.42	0.42	0.41	0.42
Money market accounts	$6,788,768	6,606,161	6,450,696	6,420,003	6,309,578
Rate	0.98%	1.07	1.19	1.21	1.23
Savings deposits	$488,221	495,901	476,007	469,526	477,909
Rate	0.14%	0.15	0.15	0.15	0.15
Time deposits under $100,000	$2,511,830	2,626,852	2,726,002	2,851,913	3,030,346
Rate	1.88%	2.00	2.17	2.44	2.86
Time deposits over $100,000	$4,217,972	4,561,517	4,770,429	4,909,253	5,281,529
Rate	1.88%	1.95	2.05	2.32	2.73
National market brokered money market accounts	$537,952	833,811	1,047,417	1,218,363	1,365,477
Rate	0.80%	0.83	0.74	0.75	0.77
National market brokered time deposits	$3,261,113	3,681,660	3,871,581	4,011,648	3,941,977
Rate	1.89%	1.90	2.13	2.41	2.66

Total interest bearing deposits	$21,407,681	22,423,571	22,978,569	23,731,943	23,717,740
Rate	1.28%	1.36	1.48	1.62	1.85
Federal funds purchased and other short-term liabilities	$514,295	493,602	472,691	729,988	1,194,759
Rate	0.36%	0.44	0.47	0.45	0.37
Long-term debt	$1,811,153	1,882,358	1,805,363	1,897,915	1,906,320
Rate	2.57%	2.36	2.17	1.75	2.14

Total interest bearing liabilities	$23,733,129	24,799,531	25,256,623	26,359,846	26,818,819
Rate	1.36%	1.42	1.51	1.59	1.80

Non-interest bearing demand deposits	$4,310,459	4,271,444	4,243,622	4,162,027	4,069,108
Net interest margin	3.33%	3.34	3.39	3.25	3.22

(*) Included as a component of other assets on the accompanying balance sheet.

Management’s Discussion and Analysis

Yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the nine months ended September 30, 2010 and 2009 are presented below.

(dollars in thousands, yields and rates annualized)	Nine Months Ended September 30,
	2010	2009
Interest Earning Assets
Taxable investment securities	$3,025,786	3,338,498
Yield	4.39%	5.14
Tax-exempt investment securities	$66,907	107,343
Yield	6.96%	7.02
Trading account assets	$15,538	18,634
Yield	5.14%	6.26
Commercial loans	$19,961,296	23,313,577
Yield	4.89%	4.74
Consumer loans	$4,107,443	4,330,840
Yield	5.31%	5.42
Allowance for loan losses	$(925,920)	(733,808)

Loans, net	$23,142,819	26,910,609
Yield	5.18%	4.99
Mortgage loans held for sale	$141,235	236,813
Yield	5.34%	5.26
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	$3,254,000	1,290,006
Yield	0.25%	0.25
Federal Home Loan Bank and Federal Reserve Bank Stock (*)	$134,956	129,674
Yield	0.89%	0.87

Total interest earning assets	$29,781,241	32,031,577
Yield	4.53%	4.80

Interest Bearing Liabilities
Interest bearing demand deposits	$3,618,517	3,497,682
Rate	0.40%	0.46
Money market accounts	$6,616,447	6,274,590
Rate	1.08%	1.26
Savings deposits	$486,754	469,383
Rate	0.15%	0.15
Time deposits under $100,000	$2,620,777	3,125,939
Rate	2.02%	3.14
Time deposits over $100,000	$4,514,616	5,396,447
Rate	1.96%	3.03
National market brokered money market accounts	$804,527	1,772,214
Rate	0.79%	0.78
National market brokered time deposits	$3,602,549	3,622,183
Rate	1.98%	3.03

Total interest bearing deposits	$22,264,187	24,158,438
Rate	1.37%	1.99
Federal funds purchased and other short-term liabilities	$493,681	982,344
Rate	0.42%	0.39
Long-term debt	$1,832,979	1,986,820
Rate	2.34%	2.00

Total interest bearing liabilities	$24,590,847	27,127,602
Rate	1.43%	1.94

Non-interest bearing demand deposits	$4,275,420	3,832,989
Net interest margin	3.36%	3.16

(*) Included as a component of other assets on the accompanying balance sheet.

Management’s Discussion and Analysis

The following table summarizes the components of net interest income for the nine and three months ended September 30, 2010 and 2009, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Interest income	$1,007,024	1,147,505	326,490	376,620
Taxable-equivalent adjustment	3,254	3,619	1,087	1,219

Interest income, taxable equivalent	1,010,278	1,151,124	327,577	377,839
Interest expense	262,658	393,026	81,030	121,989

Net interest income, taxable equivalent	$747,620	758,098	246,547	255,850

Non-interest Income

The following table summarizes non-interest income for the nine and three months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Service charges on deposit accounts	$80,867	88,100	26,711	29,699
Fiduciary and asset management fees	33,103	32,714	10,408	11,244
Brokerage and investment banking income	19,435	21,440	6,736	7,047
Mortgage banking income	22,295	30,949	10,163	7,037
Bankcard fees	29,989	26,619	10,674	9,114
Investment securities (losses)gains, net	(1,043)	14,730	(612)	14,730
Increase (decrease) in fair value of private equity investments, net	5,703	1,237	3,521	(6,853)
Other fee income	16,372	24,145	5,440	7,733
Gain from sale of MasterCard shares	—	8,351	—	—
Other non-interest income	18,735	25,539	8,723	6,484

Total non-interest income	$225,456	273,824	81,764	86,235

Total non-interest income for the nine and three months ended September 30, 2010 was $225.5 million and $81.8 million, respectively, down 17.7% and 5.2%, respectively, from the same periods in 2009.

Service charges on deposit accounts, the single largest component of fee income, were $80.9 million and $26.7 million, respectively, for the nine and three months ended September 30, 2010, down 8.2% and 10.1%, respectively, from the same periods in 2009. Service charges on deposit accounts consist of non-sufficient funds (NSF) fees (which represent 57.9% and 57.0%, respectively, of the total for the nine and three months ended September 30, 2010), account analysis fees, and all other service charges. The decrease for the nine and three month periods include the estimated $1.9 million impact of Regulation E as discussed below.

NSF fees for the nine and three months ended September 30, 2010 were $46.8 million and $15.2 million, down $7.0 million, or 13.0%, and down $3.3 million, or 17.7%, respectively, compared to the same periods in 2009. Account analysis fees were $19.7 million and $6.5 million, respectively, for the nine and three months ended September 30, 2010, down $1.3 million, or 6.4%, and down $295 thousand, or 4.3%, compared to the same periods in 2009. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $14.3 million and $5.0 million for the nine and three months ended September 30, 2010, respectively, up $1.1 million, or 8.2%, and up $575 thousand, or 13.1%, compared to the same periods in 2009.

On August 1, 2010, Regulation E became effective. The changes from this regulation limit the ability of a financial institution to assess an overdraft fee for paying automated teller machine and debit card transactions that overdraw a customer’s account unless the customer affirmatively consents, or opts-in, to the institution’s payment of overdrafts for these transactions. The estimated impact for the three months ended September 30, 2010 was a decrease in NSF fees of approximately $1.9 million. Synovus estimates the total negative impact from Regulation E for 2010 to be approximately $5.8 million.

Management’s Discussion and Analysis

Financial management services revenues (which primarily consist of fiduciary and asset management fees, brokerage and investment banking revenue, and customer interest rate swap revenue which is included in other fee income) decreased $3.8 million, or 6.2%, to $57.2 million for the nine months ended September 30, 2010 and decreased $1.4 million, or 6.8%, to $18.8 million for the three months ended September 30, 2010 as compared to the same periods in 2009. The decline for both the nine and three month periods is principally the result of reduced trading account income and brokerage income. Fixed income securities positions have been intentionally reduced in consideration of economic conditions. Decreased brokerage revenues reflect reduced trading volume and average trade size and customer conservatism.

Mortgage banking income decreased $8.7 million, or 28.0%, for the nine months ended September 30, 2010 and increased $3.1 million, or 44.4%, for the three months ended September 30, 2010 as compared to the same periods in 2009. Mortgage production volume decreased $629.1 million, or 37.1%, for the nine months ended September 30, 2010 and increased $96.9 million, or 26.2%, for the three months ended September 30, 2010 as compared to the same periods in 2009. The increase in mortgage production for the three months ended September 30, 2010 over the same period in 2009 reflects an increase in refinance activity driven by historically low mortgage interest rates.

Private equity investments included net increases in the fair value of investments of $5.7 million and $3.5 million during the nine and three months ended September 30, 2009, respectively, as compared to a net increase in the fair value of investments of $1.2 million during the nine months ended September 30, 2009 and a net decrease in the fair value of investments of $6.9 million during the three months ended September 30, 2009. The change between comparative periods results from the aggregate total of valuation changes for individual investments held by Synovus’ private equity subsidiary.

Other fee income decreased $7.8 million and $2.3 million, or 32.2%, and 29.7%, respectively, for the nine and three months ended September 30, 2010 as compared to the same periods in 2009 principally due to a decline in fees associated with letters of credit.

Other non-interest income decreased $6.8 million, or 26.6%, for the nine months ended September 30, 2010 and increased $2.2 million, or 34.5%, for the three months ended September 30, 2010 compared to the same periods in 2009. A $5.8 million gain on the early extinguishment of long-term debt recognized in the first quarter of 2009 represents the largest component of the change in other non-interest income for the nine months ended September 30, 2010 as compared to the same period in the prior year.

Management’s Discussion and Analysis

Non-interest Expense

The following table summarizes non-interest expense for the nine and three months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Salaries and other personnel expense	$316,405	330,979	108,453	104,568
Net occupancy and equipment expense	91,877	93,291	31,311	31,231
FDIC insurance and other regulatory fees	52,794	58,401	16,178	15,341
Foreclosed real estate expense	142,837	320,171	50,890	101,437
Losses on other loans held for sale	73	1,703	—	608
Goodwill impairment	—	241	—	—
Professional fees	34,299	28,406	13,324	11,121
Data processing expense	33,123	36,048	11,117	11,194
Visa litigation recovery	—	(4,067)	—	(4,067)
Other operating expenses	109,162	106,624	37,738	45,387

Total non-interest expense	$780,570	971,797	269,011	316,820

Non-interest expense excluding credit costs and other non-recurring items*	$608,928	618,457	204,621	201,061

Fundamental non-interest expense*	$558,819	563,680	189,129	186,870

(*) See reconciliation of “Non-GAAP Financial Measures” in this report.

Non-interest expense decreased by 19.7% and 15.1% for the nine and three months ended September 30, 2010, respectively, compared to the same periods in 2009. The decline was driven primarily by lower foreclosed real estate expense.

For the nine and three months ended September 30, 2010, salaries and other personnel expenses decreased by $14.6 million, or 4.4%, and increased $3.9 million, or 3.7%, respectively, compared to the same periods in 2009. The increase for the three months ended September 30, 2010 included approximately $2.5 million of severance expenses recognized in the three months ended September 30, 2010, as well as an increase in employee commissions related to heightened mortgage refinancing activity. Total employees at September 30, 2010 were 6,257, down 119 compared to September 30, 2009. The decrease in headcount is primarily the result of Synovus’ continued emphasis on efficiency and expense management.

Through its emphasis on expense management (including efforts such as Project Optimus), Synovus has executed a number of cost saving initiatives that have resulted in expense reduction improvements and an approximate 15% decrease in headcount since the peak of 7,331 employees in 2008. While beneficial, due to continued credit stress and balance sheet shrinkage, these improvements alone have not enabled Synovus to return to historical levels of operating efficiency. Therefore, as part of its recently refreshed strategic plan, Synovus will undertake a fundamental restructuring of its cost base to address the divergence between its organizational size and its cost structure resulting in a flatter, less complex operating environment that positions Synovus for healthy and profitable growth.

The strategic plan will address realignment of local and regional models as they relate to the new single-charter enterprise as well as overall simplification of the organization with the objective to be more efficient, streamlined, and enhance the customer experience. The strategic plan includes targeted annual operating expense savings of $100 million to be implemented over the next two years.

Foreclosed real estate expense for the nine and three months ended September 30, 2010 declined $177.3 million, or 55.4%, and declined $50.5 million, or 49.8%, respectively, compared to the same periods in 2009. The decline is primarily driven by heightened prior period charges related to declines in fair value or reductions in estimated realizable value subsequent to the date of foreclosure.

Management’s Discussion and Analysis

Professional fees for the nine months ended September 30, 2010 increased $5.9 million, or 20.8%, compared to the same period in 2009. The increase is primarily driven by professional fees associated with Synovus’ charter consolidation, legal fees associated with certain litigation, and consulting fees associated with the operating structure review described above.

Income Tax Expense

Under provisions of Accounting Standards Codification (ASC) No. 740-30-25, companies are required to assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. During the three months ended June 30, 2009, primarily as a result of increased credit losses, Synovus determined that it would reach a three-year cumulative pre-tax loss position by the end of 2009. Cumulative losses in recent years are considered significant negative evidence which is difficult to overcome in assessing the realizability of a deferred tax asset. As a result, beginning with the second quarter of 2009, Synovus no longer considers future taxable income in determining the realizability of its deferred tax assets. Synovus’ estimate of the realization of its deferred tax assets is solely based on future reversals of existing taxable temporary differences and currently available tax planning strategies.

Synovus increased its deferred tax asset valuation allowance by $248 million and $77 million during the nine and three months ended September 30, 2010, respectively, for a total valuation allowance of $691 million at September 30, 2010 (net of the federal benefit on state income taxes). At September 30, 2010, management concluded that $1.7 million of its net deferred tax assets would be realized. This amount of net deferred tax assets is primarily related to tax planning strategies.

Synovus expects to reverse the majority of the valuation allowance once it has demonstrated a sustainable return to profitability. However, until such event occurs, Synovus will have minimal to no ability to partially offset pre-tax operating losses with income tax benefits. In other words, Synovus will continue to increase its valuation allowance for deferred tax assets. Management’s estimate of the pre-tax loss, changes in the valuation allowance, and state tax liabilities impact the actual effective tax rate for continuing operations. Pursuant to ASC 740-20-45-7, the gain from discontinued operations and the increase to net unrealized security gains recorded within other comprehensive income were considered in determining the amount of tax benefit that results from the loss from continuing operations.

Management’s Discussion and Analysis

The table below shows the effective tax rate for the nine and three months ended September 30, 2010 and 2009.

	Nine Months Ended September 30, 2010			Three Months Ended September 30, 2010
(dollars in thousands)	Discontinued Operations	Continuing Operations	Total	Discontinued Operations	Continuing Operations	Total
Income (loss) before income taxes	$70,641	(689,620)	(618,979)	—	(180,807)	(180,807)
Income tax expense (benefit), gross	27,479	(268,709)	(241,230)	—	(76,209)	(76,209)
Increase in valuation allowance for deferred tax assets	—	247,675	247,675	—	76,569	76,569

Net income (loss)	$43,162	(668,586)	(625,424)	—	(181,167)	(181,167)

Effective tax rate before valuation allowance(1)	38.9%	(39.0)	(39.0)	—	(42.1)	(42.1)
Effective tax rate after valuation allowance(1)	38.9%	(3.1)	1.0	—	0.2	0.2

	Nine Months Ended September 30, 2009			Three Months Ended September 30, 2009
(dollars in thousands)	Discontinued Operations	Continuing Operations	Total	Discontinued Operations	Continuing Operations	Total
Income (loss) before income taxes	$6,231	(1,361,979)	(1,355,748)	1,929	(472,476)	(470,547)
Income tax expense (benefit), gross	2,530	(529,227)	(526,697)	783	(186,508)	(185,725)
Increase in valuation allowance for deferred tax assets	—	331,731	331,731	—	154,980	154,980

Net income (loss)	$3,701	(1,164,483)	(1,160,782)	1,146	(440,948)	(439,802)

Effective tax rate before valuation allowance(1)	40.6%	(38.9)	(38.8)	40.6	(39.5)	(39.5)
Effective tax rate after valuation allowance(1)	40.6%	(14.5)	(14.4)	40.6	(6.7)	(6.5)

(1)	Negative percentages reference a net tax benefit and positive percentages reference net tax expense.

A reconciliation of the beginning and ending amount of the valuation allowance recorded against deferred tax assets is as follows:

(in thousands)	2010	2009
Balance at January 1,	$443,332	5,068
Increase for the three months ended March 31,	77,600	3,327
Increase for the three months ended June 30,	93,506	173,424
Increase for the three months ended September 30,	76,568	154,981

Balance at September 30,	$691,006	336,800

When Synovus begins to report a pre-tax profit, Synovus expects that it will record minimal to no tax expense as reductions to the deferred tax asset valuation allowance will be recognized. Recapture of the deferred tax asset balance (i.e., reversal of the valuation allowance) is subject to considerable judgment. However, Synovus expects to reverse the majority of the valuation allowance once Synovus has demonstrated a sustainable return to profitability. Even after the recovery of the deferred tax asset balance under GAAP, which would immediately benefit GAAP capital and the tangible common equity ratio, there will remain limitations on the ability to include the deferred tax assets for regulatory capital purposes. This is because once taxes paid in carryback periods are exhausted, financial institutions must deduct from Tier I capital the lower of (1) the amount by which net deferred tax assets exceed what they would expect to realize within one year or (2) the amount by which the net deferred tax assets exceeds 10% of Tier I Capital.

On April 26, 2010, the Synovus Board of Directors adopted a shareholder rights plan designed to preserve substantial tax assets. This plan is similar to tax benefit preservation plans adopted by other public companies with significant tax attributes. Synovus’ tax attributes include net operating losses, capital losses, and certain built-in losses that it could utilize in certain circumstances to offset taxable income and reduce its federal income tax liability.

Management’s Discussion and Analysis

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

The charter consolidation qualified as a non-taxable reorganization. Accordingly, the tax attributes of these merged companies survived the charter consolidation. Synovus does not expect its taxable presence in the various state and local jurisdictions to change significantly as a result of the charter consolidation. With the charter consolidation, certain state tax planning strategies were realized which resulted in an increase of the deferred tax assets valuation allowance.

Dividends

Synovus has historically paid a quarterly cash dividend to the holders of its common stock. Management closely monitors trends and developments in credit quality, liquidity (including dividends from subsidiaries, which are expected to be significantly lower than those received in previous years), financial markets and other economic trends, as well as regulatory requirements regarding the payment of dividends, all of which impact Synovus’ capital position, and will continue to periodically review dividend levels to determine if they are appropriate in light of these factors and the restrictions on payment of dividends described below. In the current environment, regulatory restrictions may limit Synovus’ ability to continue to pay dividends. Synovus must inform and consult with the Federal Reserve Board prior to declaring and paying any future dividends on its common and preferred stock, and the Federal Reserve Board could decide at any time that paying any dividends could be an unsafe or unsound banking practice. In addition, Synovus must obtain the prior approval of the Banking Commissioner of the State of Georgia prior to increasing the cash dividend on Synovus’ common stock above the current level of $0.01 per share. See “Part I–Business–Supervision, Regulation and Other Factors-Dividends,” “Risk factors-Business Risks-We presently are subject to, and in the future may become subject to additional supervisory actions and/or enhanced regulation that could have a material negative effect on Synovus’ business, operating flexibility, financial condition, and the value of Synovus’ common stock,” and “Risk factors-Business risks-We may be unable to pay dividends on Synovus’ common stock” in Synovus’ 2009 10-K, the April 26 8-K, and “Risk Factors” in this report.

Synovus’ ability to pay dividends is partially dependent upon dividends that it receives from its banking subsidiary and its non-banking subsidiaries which are restricted by various regulations administered by federal and state bank regulatory authorities. Dividends from subsidiaries in 2009 and the first half of 2010 were significantly lower than those received in previous years. Synovus does not expect to receive subsidiary dividends in the near future.

Synovus declared dividends of $0.03 per common share and $0.01 per common share for the nine and three months ended September 30, 2010, respectively. Synovus declared dividends of $0.03 per common share and $0.01 per common share for the nine and three months ended September 30, 2009, respectively.

In addition to dividends paid on its common stock, Synovus paid dividends of $36.3 million and $12.1 million to the Treasury on the Series A Preferred Stock during the nine and three months ended September 30, 2010, respectively. Synovus paid dividends of $31.7 million and $12.1 million during the nine and three months ended September 30, 2009, respectively.

Management’s Discussion and Analysis

Synovus’ participation in the Capital Purchase Program restricts its ability to increase the quarterly cash dividends payable on Synovus’ common stock (without consent of the Treasury) until the earlier of December 19, 2011, or until Synovus has redeemed the Series A Preferred Stock in whole or the Treasury has transferred the Series A preferred stock to a third party. In addition, Synovus must seek the Federal Reserve’s permission to increase the quarterly dividend on its common stock above $0.01 per common share. Synovus is presently subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on business, operating flexibility, financial condition, and the value of Synovus common stock. See “Part I–Business–Supervision, Regulation and Other Factors-Dividends,” “Risk factors-Business Risks-We presently are subject to, and in the future may become subject to additional supervisory actions and/or enhanced regulation that could have a material negative effect on Synovus’ business, operating flexibility, financial condition, and the value of Synovus’ common stock,” and “Risk factors-Business risks-We may be unable to pay dividends on Synovus’ common stock” in Synovus’ 2009 10-K and Synovus’ April 26 8-K and “Risk Factors” in this report.

Contingencies

Repurchase Obligations for Mortgage Loans Originated for Sale

Synovus’ wholly-owned subsidiary, Synovus Mortgage Corp. (Synovus Mortgage), originates residential mortgage loans, sells them to third party purchasers, and does not retain the servicing rights. These loans are primarily originated and underwritten internally by Synovus personnel and are primarily to borrowers in Synovus’ geographic market footprint. These sales are typically effected as non-recourse loan sales to government-sponsored entities (GSEs) and non-GSE purchasers.

Each GSE and non-GSE purchaser has specific guidelines and criteria for sellers of loans, and the risk of credit loss with regard to the principal amount of the loans sold is generally transferred to the purchasers upon sale. While the loans are sold without recourse the purchase agreements require Synovus Mortgage to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that the loans sold were in breach of these representations or warranties, Synovus Mortgage has obligations to either repurchase the loan for the unpaid principal balance (“UPB”) and related investor fees or make the purchaser whole for the economic benefits of the loan.

To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with the periods from 2005 through 2008. From January 1, 2005 through September 30, 2010, Synovus Mortgage originated and sold approximately $5.2 billion of first lien GSE eligible mortgage loans and approximately $2.4 billion of first and second lien non-GSE eligible mortgage loans. Losses to Synovus arising from such repurchases have been inconsequential.

Based on information currently available, management believes that it does not have significant exposure to contingent losses that may arise relating to the representations and warranties that it has made in connection with its mortgage loan sales. See “Risk Factors” in this report.

Mortgage Loan Foreclosure Practices

Due to the current focus in foreclosure practices of financial institutions nationwide, Synovus evaluated its foreclosure process related to home equity and consumer mortgage loans within its loan portfolio. At September 30, 2010, Synovus has $3.2 billion of home equity and consumer mortgage loans which are secured by first and second liens on residential properties. Foreclosure activity in this portfolio is minimal. Any foreclosures on these loans are handled by designated Synovus personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Synovus has not imposed any freezes on foreclosures. Based on information currently available, management believes that it does not have significant exposure to faulty foreclosure practices. In addition, management believes that the nationwide foreclosure moratorium will not have a material adverse impact to our business.

Management’s Discussion and Analysis

Recently Issued Accounting Standards

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, (ASU 2010-20). ASU 2010-20 amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and reasons for those changes. The new and amended disclosures that relate to information as of the end of a reporting period will be effective for the first interim or annual reporting periods ending on or after December 15, 2010. For calendar-year-end public companies, most of the new and amended disclosures in the ASU will be effective for this year-end reporting season. However, the disclosures that include information for activity that occurs during a reporting period will be effective for the first interim or annual periods beginning after December 15, 2010. Those disclosures include (1) the activity in the allowance for credit losses for each period and (2) disclosures about modifications of financing receivables. For calendar-year-end public entities, those disclosures will be effective for the first quarter of 2011. The impact of adoption for Synovus will be additional disclosures in Synovus’ consolidated financial statements.

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

Management uses these non-GAAP financial measures to assess the performance of Synovus’ core business and the strength of its capital position. Synovus believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist investors in evaluating Synovus’ operating results, financial strength and capital position. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures at other companies. Pre-tax, pre-credit costs income is a measure used by management to evaluate core operating results exclusive of credit costs as well as certain non-core expenses such as goodwill impairment charges, severance charges, and Visa litigation expense (recovery). Fundamental non-interest expense is a measure used by management to evaluate core non-interest expense exclusive of other credit costs, FDIC insurance expense, severance charges, Visa litigation expense (recovery), and goodwill impairment charges. Core deposits is a measure used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. Total risk-weighted assets is a required measure used by banks and financial institutions in reporting regulatory capital and regulatory capital ratios to Federal and state regulatory agencies. The tangible common equity to tangible assets ratio and the tangible common equity to risk-weighted assets ratio are used by management and investment analysts to assess the strength of Synovus’ capital position.

Management’s Discussion and Analysis

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

Reconciliation of Non-GAAP Financial Measures

(dollars in thousands)	September 30, 2010	June 30, 2010	December 31, 2009	September 30, 2009
Tangible Common Equity Ratios
Total risk-weighted assets	$23,676,957	24,603,856	26,781,973	28,377,624
Total assets	$30,954,761	32,382,340	32,831,418	34,610,480
Goodwill	(24,431)	(24,431)	(24,431)	(39,280)
Other intangible assets, net	(13,463)	(14,505)	(16,649)	(17,775)

Tangible assets	$30,916,867	32,343,404	32,790,338	34,553,425

Total shareholders’ equity	$3,216,066	3,423,932	2,851,041	3,136,660
Goodwill	(24,431)	(24,431)	(24,431)	(39,280)
Other intangible assets, net	(13,463)	(14,505)	(16,649)	(17,775)
Cumulative perpetual preferred stock	(934,991)	(932,695)	(928,207)	(926,014)

Tangible common equity	$2,243,181	2,452,301	1,881,754	2,153,591

Total shareholders’ equity to total assets ratio(*)	7.37%	7.69	5.86	6.39
Tangible common equity to tangible assets ratio	7.26%	7.58	5.74	6.23
Tangible common equity to risk-weighted assets ratio	9.47%	9.97	7.03	7.59

Core Deposits
Total deposits	$25,236,225	26,257,563	27,433,533	28,054,191
Less: National market brokered deposits	(3,549,175)	(4,175,762)	(5,039,328)	(5,639,336)

Core deposits	21,687,050	22,081,801	22,394,205	22,414,855
Less: Time Deposits	(6,428,521)	(6,971,056)	(7,597,738)	(8,091,021)

Core deposits excluding time deposits	$15,204,529	15,110,745	14,796,467	14,323,834

(*) Total shareholders’ equity less preferred stock divided by total assets.

Management’s Discussion and Analysis

Reconciliation of Non-GAAP Financial Measures

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Pre-tax Pre-credit Costs Income
Loss before income taxes	$(689,620)	(1,361,979)	(180,807)	(472,476)
Add: Provision for losses on loans	878,872	1,418,485	239,020	496,522
Add: Other credit costs (*)	169,121	340,324	61,870	109,739
Add: Goodwill impairment	—	241	—	—
Add: Severance charges	2,520	6,342	2,520	(413)
Add: Net litigation contingency expense	—	6,433	—	6,433

Pre-tax pre-credit costs income	$360,893	409,846	122,603	139,805

Fundamental Non-interest Expense
Total non-interest expense	$780,570	971,797	269,011	316,820
Less: Other credit costs (*)	(169,121)	(340,324)	(61,870)	(109,739)
Less: Severance charges	(2,520)	(6,342)	(2,520)	413
Less: Net litigation contingency expense	—	(6,433)	—	(6,433)
Less: Goodwill impairment	—	(241)	—	—
Non-interest expense excluding credit costs and other non-recurring items	608,929	618,457	204,621	201,061
Less: FDIC insurance expense	(50,110)	(54,777)	(15,492)	(14,191)

Fundamental non-interest expense	$558,819	563,680	189,129	186,870

(*) Other credit costs consist primarily of losses on ORE, reserve for unfunded commitments, and charges related to other loans held for sale.

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

Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0% to 0.25%. Due to short-term interest rates being at or near 0% at this time, only rising rate scenarios have been modeled. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points to determine the sensitivity of net interest income for the next twelve months. As of September 30, 2010, the interest rate sensitivity of Synovus has not significantly changed as compared to December 31, 2009. Synovus continues to maintain a moderately asset sensitive position which would be expected to benefit net interest income in a rising interest rate environment. Several factors could serve to diminish this asset sensitivity, the primary of which would be an increase in the expected level of deposit pricing competition. A higher than projected level of deposit customer migration to higher cost deposits, such as certificates of deposit, could also serve to reduce the realized level of asset sensitivity. The following table represents the estimated sensitivity of net interest income to these changes in short term interest rates at September 30, 2010, with comparable information for December 31, 2009.

	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)
Change in Short-Term Interest Rates (in basis points)	September 30, 2010	December 31, 2009
+ 200	1.8%	2.5%
+ 100	1.5%	0.9%

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

As previously disclosed, the FDIC conducted an investigation of the policies, practices and procedures used by Columbus Bank and Trust Company (CB&T), a division of Synovus Bank, a wholly owned banking subsidiary of Synovus Financial Corp. (Synovus), in connection with the credit card programs offered pursuant to its Affinity Agreement with CompuCredit Corporation (CompuCredit). CB&T previously issued credit cards that were marketed and serviced by CompuCredit pursuant to the Affinity Agreement. A provision of the Affinity Agreement generally requires CompuCredit to indemnify CB&T for losses incurred as a result of the failure of credit card programs offered pursuant to the Affinity Agreement to comply with applicable law. Synovus is subject to a per event 10% share of any such loss, but Synovus’ 10% payment obligation is limited to a cumulative total of $2 million for all losses incurred.

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

CB&T and the FDIC also entered into an Order for Restitution pursuant to which CB&T agreed to establish and maintain an account in the amount of $7.5 million to ensure the availability of restitution with respect to categories of consumers, specified by the FDIC, who activated Aspire credit card accounts issued pursuant to the Affinity Agreement on or before May 31, 2005. The FDIC may require the account to be applied if, and to the extent that, CompuCredit defaults, in whole or in part, on its obligation to pay restitution to any consumers required under the settlement agreements CompuCredit entered into with the FDIC and the Federal Trade Commission (FTC) on December 19, 2008. Those settlement agreements require CompuCredit to credit approximately $114 million to certain customer accounts that were opened between 2001 and 2005 and subsequently charged off or were closed with no purchase activity. CompuCredit has stated that this restitution involves mostly non-cash credits — in effect, reversals of amounts for which payments were never received. In addition, CompuCredit has stated that cash refunds to consumers are estimated to be approximately $3.7 million. This $7.5 million account represents a contingent liability of CB&T. At September 30, 2010, CB&T has not recorded a liability for this contingency. Any amounts paid from the restitution account are expected to be subject to the indemnification provisions of the Affinity Agreement described above. Synovus does not currently expect that the settlement will have a material adverse effect on its consolidated financial condition, results of operations, or cash flows.

On May 23, 2008, CompuCredit and its wholly owned subsidiary, CompuCredit Acquisition Corporation, sued CB&T and Synovus in the State Court of Fulton County, Georgia, alleging breach of contract with respect to the Affinity Agreement. This case was subsequently transferred to Georgia Superior Court, CompuCredit Corp., v. Columbus Bank and Trust Co., Case No. 08-CV-157010 (Ga. Super Ct.) (the “Superior Court Litigation”). CompuCredit sought compensatory and general damages in an unspecified amount, a full accounting of the shares received by CB&T and Synovus in connection with the MasterCard and Visa initial public offerings and remittance of certain of those shares to CompuCredit, and the transfer of accounts under the Affinity Agreement to a third-party. Synovus recorded a contingent liability in the amount of $10.5 million in the third quarter of 2009 relating to a potential settlement. On September 27, 2010 the Superior Court Litigation was dismissed with prejudice as settled. The settlement was recorded during the three months ended September 30, 2010, and it was not significant to Synovus’ consolidated financial condition, results of operations, or cash flows as of and for the three months ended September 30, 2010.

On October 24, 2008, a putative class action lawsuit was filed against CompuCredit and CB&T in the United States District Court for the Northern District of California, Greenwood v. CompuCredit, et. al., Case No. 4:08-cv-04878 (CW) (“Greenwood”), alleging that certain solicitations used in connection with the credit card programs offered pursuant to the Affinity Agreement violated the Credit Repair Organization Act, 15 U.S.C. § 1679 (“CROA”), and the California Unfair Competition Law, Cal. Bus. & Prof. Code § 17200. CB&T intends to vigorously defend itself against these allegations. On January 22, 2009, the court in the Superior Court Litigation ruled that CompuCredit must pay the reasonable attorneys’ fees incurred by CB&T in connection with the Greenwood case pursuant to the indemnification provision of the Affinity Agreement described above. Any losses that CB&T incurs in connection with Greenwood are also expected to be subject to the indemnification provisions of the Affinity Agreement described above. Based on current knowledge and advice of counsel, management does not believe that the eventual outcome of this case will have a material adverse effect on Synovus’ consolidated financial condition, results of operations or cash flows.

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

On December 21, 2009, a shareholder filed a putative derivative action purportedly on behalf of Synovus in the Superior Court of Fulton County, Georgia (the “State Shareholder Derivative Lawsuit”), against certain current and/or former directors and executive officers of Synovus. The State Shareholder Derivative Lawsuit asserts that the individual defendants violated their fiduciary duties based upon substantially the same facts as alleged in the Federal Shareholder Derivative Lawsuit described above. The plaintiff is seeking to recover damages in an unspecified amount and equitable and/or injunctive relief. On June 17, 2010, the Superior Court entered an Order staying the State Derivative Lawsuit pending resolution of the Federal Shareholder Derivative Lawsuit.

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

In the wake of the ongoing financial credit crisis that began in 2007, Synovus, like many other financial institutions, has become the target of numerous legal actions and other proceedings asserting claims for damages and related relief for losses resulting from this crisis. These actions include claims and counterclaims asserted by individual borrowers related to their loans and allegations of violations of state and federal laws and regulations relating to banking practices, including several purported putative class action matters. Synovus Bank recently was named as a defendant in a purported putative class action relating to the manner in which it charges overdraft fees to customers. The case, Griner et. al. v. Synovus Bank, et. al. was filed in Gwinnett County State Court on July 30, 2010, and asserts claims for usury, conversion and money had and received for alleged injuries suffered by the plaintiffs as a result of Synovus Bank’s assessment of overdraft charges in connection with its POS/debit and automated-teller machine cards used to access customer accounts. On September 21, 2010, Synovus, Synovus Bank and Columbus Bank and Trust were named as defendants in a second putative class action relating to the manner in which Synovus Bank charges overdraft fees to customers. The second case Childs et al. v. Columbus Bank and Trust et al., was filed in the Northern District of Georgia, Atlanta Division, and asserts claims for breach of contract and breach of the covenant of good faith and fair dealing, unconscionability, conversion and unjust enrichment for alleged injuries suffered by plaintiffs as a result of Synovus Bank’s assessment of overdraft charges allegedly resulting from the sequence used to post payments to the plaintiffs’ accounts. These cases, and certain of the other litigation and regulatory matters to which Synovus is subject, assert claims for substantial or indeterminate damages. Additional lawsuits containing claims similar to those described above may be filed in the future.

Synovus intends to vigorously pursue all available defenses to these claims. There are significant uncertainties involved in any potential class action. Based upon information that presently is available to it, Synovus’ management is unable to predict the outcome of these cases and cannot currently reasonably determine the probability of a material adverse result or reasonably estimate a range of potential exposure, if any. Although the ultimate outcome of these lawsuits cannot be ascertained at this time, based upon information that presently is available to it, Synovus’ management does not believe that, when resolved, they will have a material adverse effect on Synovus’ consolidated financial condition, results of operations, or cash flows.

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” in Synovus’ 2009 10-K, Synovus’ April 26 8-K, and Synovus’ quarterly reports on Form 10-Q which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.

Except as set forth below, there were no material changes during the period covered by this report to the risk factors previously disclosed in Synovus’ 2009 10-K, Synovus’ April 26 8-K, and Synovus’ quarterly reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010.

We may not realize the expected benefits from our recently announced strategic plan.

During the three months ended September 30, 2010, Synovus completed an update of its three-year strategic plan in order to more efficiently address existing challenges, define restructuring imperatives, and build a growth engine for Synovus’ long-term success. The plan focuses on increasing revenue; streamlining the organization to reduce costs; improving the balance sheet; and strengthening the management of problem credits. The plan includes specific goals around asset growth, classified asset levels, credit concentrations, market focus, earnings projections, capital needs, and liquidity position, as well as the required strategies to achieve these goals. Additionally, Synovus is also updating its operating model to reflect current priorities and is developing a detailed roadmap that outlines milestones and key execution tasks required to implement its strategies. The strategic plan projects that Synovus will return to profitability during 2011. In addition, as part of its recently refreshed strategic plan, Synovus will undertake a fundamental restructuring of its cost base to address the divergence between its organizational size and its cost structure resulting in a flatter, less complex operating environment that positions Synovus for healthy and profitable growth. The strategic plan will address realignment of local and regional models as they relate to the new single-charter enterprise as well as overall simplification of the organization with the objective to be more efficient, streamlined, and enhance the customer experience. The strategic plan includes targeted annual operating expense savings of $100 million to be implemented over the next two years.

The estimates and assumptions in the strategic plan and the related operating plan and restructuring of Synovus’ cost base may or may not prove to be accurate in some respects. In addition, Synovus is subject to various risks inherent in its business. These risks may cause the anticipated results from our strategic plan and cost-reduction initiatives not to be achieved in their entirety, not to be accomplished within the expected time frame, or to result in implementation charges beyond those currently contemplated or could result in some other unanticipated adverse impact. Furthermore, the implementation of these initiatives may have unintended impacts on Synovus’ ability to attract and retain business and customers, while revenue enhancement ideas may not be successful in the marketplace or may result in unintended costs. Accordingly, we cannot guarantee that the anticipated benefits from our strategic plan and cost reduction initiatives will be realized, and we may be unable to execute our business strategy and achieve our strategic and financial objectives, which may result in further regulatory scrutiny.

We will realize additional future losses if our levels of non-performing assets do not moderate and if the proceeds we receive upon liquidation of assets are less than the carrying value of such assets.

In 2009, we announced a strategy to aggressively dispose of non-performing assets, and our refreshed strategic plan includes specific goals around, among other things, reduction of non-performing asset levels. During 2009 and the first nine months of 2010, we completed sales of problem assets of approximately $1.2 billion and $650 million, respectively, and we presently expect to meet or exceed our goal to sell a total of approximately $500 million of problem assets during the second half of 2010. The actual volume of problem asset sales could increase based on regulatory directives, the level of migration of performing loans to problem loan status, as well as opportunities to sell such assets, thus resulting in higher credit costs. Conversely, the continuing weakness in the residential and commercial real estate markets may negatively impact our ability to dispose of non-performing assets, and may result in higher credit losses on sales of non-performing assets. Non-performing assets are recorded on our financial statements at the estimated fair value, which considers management’s plans for disposition. We will realize additional future losses if the proceeds we receive upon dispositions of assets are less than the recorded carrying value of such assets. If market conditions continue to decline, the magnitude of losses we may realize upon the disposition of non-performing assets may increase, which could materially adversely affect our business, financial condition and results of operations.

We presently are subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our common stock.

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

In addition, Synovus Bank is presently subject to a memorandum of understanding with the Georgia Commissioner and the FDIC that is substantially similar in substance and scope to the holding company memorandum of understanding described above. The bank memorandum of understanding also requires that Synovus Bank obtain approval from the Georgia Commissioner and the FDIC prior to paying any cash dividends to Synovus and provides that, as a result of our charter consolidation, we will take all necessary steps to avoid customer confusion as a result of our proposed use of trade names at our various bank branches and to update our long-term strategic plan to reflect the charter consolidation and the various actions we have otherwise agreed to implement under the memorandum of understanding. Synovus Bank is presently also subject to a memorandum of understanding with the Georgia Commissioner and the FDIC relating to its subsidiary, Synovus Mortgage Corp. (SMC). In the SMC memorandum of understanding, Synovus Bank has agreed to implement plans that are intended to, among other things, strengthen its oversight of SMC and SMC’s compliance program relating to compliance and fair lending laws, rules and regulations.

If we are unable to comply with the terms of our current supervisory agreements, or if we become subject to and are unable to comply with the terms of any future regulatory actions or directives, supervisory agreements, or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including consent orders, prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our common stock and Series A Preferred Stock. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such supervisory action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our common stock. See “Item 1—Business-Supervision, Regulation, and Other Factors” in Synovus’ 2009 10-K.

We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition.

Synovus Mortgage sells substantially all of the mortgage loans that it originates. While the loans are sold without recourse, the purchase agreements require Synovus Mortgage to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that the loans sold were in breach of these representations or warranties, Synovus Mortgage has obligations to either repurchase the loan for the unpaid principal balance and related investor fees or make the purchaser whole for the economic benefits of the loan. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) contains provisions designed to address perceived deficiencies in the residential mortgage loan origination and underwriting process, in part by creating new documentation requirements and underwriting criteria and increasing the potential liability of Synovus and Synovus Mortgage to their customers if Synovus and Synovus Mortgage fail to take steps to ensure and document that each borrower has the capacity and the ability to repay their loans.

To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with the periods from 2005 through 2008. From January 1, 2005 through September 30, 2010, Synovus Mortgage originated and sold approximately $5.2 billion of first lien GSE eligible mortgage loans and approximately $2.4 billion of first and second lien non-GSE eligible mortgage loans. While losses to date arising from such repurchases have been inconsequential, we cannot assure you that, in the current environment, Synovus Mortgage will not be required to repurchase substantially greater amounts of such mortgage loans or make related indemnity payments to the purchasers of our mortgage loans. If the level of repurchase and indemnity demands become significant, Synovus Mortgage is alleged to be in non-compliance with the regulations under the Dodd-Frank Act, our liquidity, results of operations and financial condition may be adversely affected.

ITEM 2 - UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

In prior periods, Synovus received previously owned shares of its common stock as payment of the exercise price of stock options and shares withheld to cover taxes on vesting for non-vested shares granted. No shares of Synovus’ common stock were delivered during the three months ended September 30, 2010.

ITEM 6 - EXHIBITS

(a) Exhibits	Description

3.1

Amended and Restated Articles of Incorporation of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on August 9, 2010.

3.2	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ current Report on Form 8-K dated January 28, 2010, as filed with the SEC on January 29, 2010.

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

10.1	Board of Directors Compensation, as amended

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report

101	Interactive data file

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

Date: November 5, 2010	BY:	/s/ Thomas J. Prescott
Thomas J. Prescott
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

(a) Exhibits	Description

3.1

Amended and Restated Articles of Incorporation of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on August 9, 2010.

3.2	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ current Report on Form 8-K dated January 28, 2010, as filed with the SEC on January 29, 2010.

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

10.1	Board of Directors Compensation, as amended

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report

101	Interactive data file