Form 10-K
period 2010-12-31
SYNOVUS FINANCIAL CORP
filed 2011-03-01
CIK 18349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

Commission file number 1-10312

SYNOVUS FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Georgia	58-1134883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Bay Avenue Suite 500, Columbus, Georgia	31901
(Address of principal executive officers)	(Zip Code)

Registrant’s telephone number, including area code: (706) 649-2311

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 Par Value Tangible Equity Units Series B Participating Cumulative Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,838,002,043 based on the closing sale price of $2.54 reported on the New York Stock Exchange on June 30, 2010.

As of February 17, 2011, there were 785,274,094 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2011 (“Proxy Statement”)	Part III

Part I

In this Report, the words “Synovus,” “the Company,” “we,” “us,” and “our” refer to Synovus Financial Corp. together with its wholly owned subsidiaries, except where the context requires otherwise.

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

All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus’ use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “should,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus’ future business and financial performance and/or the performance of the commercial banking industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus’ ability to control or predict. These factors include, but are not limited to:

(1)	further deterioration in credit quality may continue to result in increased non-performing assets and credit losses, which could adversely impact Synovus’ capital, financial condition, and results of operations;

(2)	continuing declines in the values of residential and commercial real estate may result in further write-downs of assets and realized losses on disposition of non-performing assets, which may increase credit losses and negatively affect Synovus’ financial results;

(3)	continuing weakness in the residential and commercial real estate environment, which may negatively impact Synovus’ ability to liquidate non-performing assets, and may result in continued elevated levels of non-performing assets and potential problem loans;

(4)	the impact on Synovus’ borrowing costs, capital costs, and liquidity due to further adverse changes in Synovus’ credit ratings;

(5)	the risk that Synovus’ allowance for loan losses may prove to be inadequate or may be negatively affected by credit risk exposures;

(6)	the concentration of Synovus’ non-performing assets by loan type, in certain geographic regions, and with affiliated borrowing groups;

(7)	changes in the interest rate environment and competition in our primary market area, which, combined with the decrease in our total loans in 2010 compared to prior periods, may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;

(8)	restrictions or limitations on access to funds from historical and alternative sources of liquidity, combined with increased subsidiary capital deployment, could adversely affect Synovus’ overall liquidity, which may restrict Synovus’ ability to make payments on its obligations or dividend payments on its common stock and Series A preferred stock and Synovus’ ability to support asset growth and sustain its operations and the operations of Synovus Bank;

(9)	future availability and cost of capital and liquidity on favorable terms, if at all;

(10)	the risks that Synovus may be required to undertake additional strategic initiatives or seek or deploy additional capital to satisfy applicable regulatory capital standards and pressures or supervisory actions or directives;

(11)	decreases in non-interest income and increases in non-interest expense due to, among other things, implementation of The Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”) and other regulatory initiatives;

(12)	changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which Synovus is perceived in such markets, including a further reduction in Synovus’ debt ratings;

(13)	risks related to the timing of the recoverability of the deferred tax asset, which is subject to considerable judgment, and the risk that even after the recovery of the deferred tax asset balance under GAAP, there will remain limitations on the ability to include the deferred tax assets for regulatory capital purposes;

(14)	the impact of our continued participation in the Troubled Asset Relief Program, the recently enacted Dodd-Frank Act and other recent and proposed changes in governmental policy, laws and regulations, including proposed and recently enacted changes in the regulation of banks and financial institutions, or the interpretation or application thereof, including restrictions, increased capital requirements, limitations and/or penalties arising from banking, securities and insurance laws, regulations and examinations and restrictions on compensation;

(15)	the impact on Synovus’ financial results, reputation and business if Synovus is unable to comply with all applicable federal and state regulations and applicable memoranda of understanding, other supervisory actions or directives and any necessary capital initiatives;

(16)	the actual results achieved by our revised three-year strategic plan and the implementation of our efficiency and growth initiatives announced in January 2011, and the risk that we may not achieve the anticipated cost savings, revenue growth and other benefits from such initiatives;

(17)	the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto;

(18)	the costs of services and products to Synovus by third parties, whether as a result of financial condition, credit ratings, the way Synovus is perceived by such parties, the economy or otherwise;

(19)	the risk that Synovus could have an “ownership change” under Section 382 of the Internal Revenue Code, which could impair the ability to timely and fully utilize Synovus’ net operating losses and built-in losses that may exist when such “ownership change” occurs; and

(20)	other factors and other information contained in this Report and in other reports and filings that Synovus makes with the SEC under the Exchange Act, including, without limitation, under “Part I – Item 1.A – Risk Factors” of this Report.

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

ITEM 1. BUSINESS

Overview

General

Synovus Financial Corp. is a financial services company and a registered bank holding company headquartered in Columbus, Georgia. We provide integrated financial services including commercial and retail banking, financial management, insurance and mortgage services to our customers through 30 locally-branded banking divisions of our wholly-owned subsidiary bank, Synovus Bank, and other offices in Georgia, Alabama, South Carolina, Florida and Tennessee. As of December 31, 2010, we had $30.1 billion in total assets as compared to $32.8 billion in total assets as of December 31, 2009. Total loans were $21.6 billion as of December 31, 2010, compared to $25.4 billion as of December 31, 2009. We had $24.5 billion in total deposits as of December 31, 2010, compared to $27.4 billion in total deposits as of December 31, 2009. Our shareholders’ equity was $3.0 billion as of December 31, 2010, an increase of $146.9 million from $2.9 billion as of December 31, 2009. In 2010, we had total revenues of approximately $1.3 billion as compared to $1.4 billion of total revenues in 2009 and $1.5 billion in 2008, and recorded a net loss attributable to common shareholders of $848.2 million in 2010 as compared to a net loss attributable to common shareholders of $1.5 billion in 2009 and $584.5 million in 2008.

Our relationship-based approach to banking is built on creating long-term relationships with our customers utilizing a decentralized customer delivery model. This relationship banking approach allows our bankers to serve their customers’ individual needs and demonstrates our commitment to the communities in which we operate. We believe that these factors position us to take advantage of future growth opportunities in our existing markets.

Additional information relating to our business and our subsidiaries, including a detailed description of our operating results and financial condition for 2010, 2009 and 2008, our loan portfolio (by loan type and geography), our credit metrics and our deposits is contained below and under “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

We were incorporated under the laws of the State of Georgia in 1972. Our principal executive offices are located at 1111 Bay Avenue, Suite 500, Columbus, Georgia 31901 and our telephone number at that address is (706) 649-2311. Our common stock is traded on the New York Stock Exchange under the symbol “SNV.”

Banking Operations

Synovus conducts its banking operations through Synovus Bank, formerly known as Columbus Bank & Trust Company. Synovus Bank is a Georgia state-chartered bank. Synovus Bank operates through 30 locally-branded bank divisions throughout Alabama, Florida, Georgia, South Carolina and Tennessee. Synovus Bank offers commercial banking services and retail banking services. Our commercial banking services include cash management, asset management, capital markets services, institutional trust services and commercial, financial and real estate loans. Our retail banking services include accepting customary types of demand and savings deposits; mortgage, installment and other retail loans; investment and brokerage services; safe deposit services; automated banking services; automated fund transfers; Internet based banking services; and bank credit card services, including MasterCard and Visa services.

Table 1 – Bank Divisions

As of December 31, 2010, Synovus Bank operates under the following 30 locally-branded bank divisions in the following states:

Division	State(s)
CB&T Bank of East Alabama	Alabama
Community Bank & Trust of Southeast Alabama	Alabama
The Bank of Tuscaloosa	Alabama
Sterling Bank	Alabama
First Commercial Bank of Huntsville	Alabama
First Commercial Bank	Alabama
The First Bank of Jasper	Alabama
The Tallahassee State Bank	Florida
Coastal Bank and Trust of Florida	Florida
First Coast Community Bank	Florida
Synovus Bank	Florida
Synovus Bank of Jacksonville	Florida
Columbus Bank and Trust Company	Georgia
Commercial Bank	Georgia
Commercial Bank & Trust Company of Troup County	Georgia
SB&T Bank	Georgia
The Coastal Bank of Georgia	Georgia
First State Bank and Trust Company of Valdosta	Georgia
Bank of Coweta	Georgia
First Community Bank of Tifton	Georgia
CB&T Bank of Middle Georgia	Georgia
Sea Island Bank	Georgia
Citizens First Bank	Georgia
AFB&T	Georgia
Bank of North Georgia	Georgia
Georgia Bank & Trust	Georgia
NBSC	South Carolina
The Bank of Nashville	Tennessee
Trust One Bank	Tennessee
Cohutta Banking Company	Tennessee and Georgia

Table 2 – Bank Branch Locations

The following chart reflects the distribution of our branch locations as of December 31, 2010, in each of the states in which we conduct banking operations:

State	Branches
Georgia	143
Alabama	51
South Carolina	45
Florida	61
Tennessee	23

Total	323

On January 10, 2011, Synovus announced that we will close 39 bank branches across our five-state footprint during the first half of 2011. As of December 31, 2010, total loans outstanding and deposits from the branches to be closed represented 1 percent and less than 4 percent of our total loans and deposits, respectively. The total revenue impact associated with the branch closures is expected to be minimal.

Major Non-bank Subsidiaries

In addition to our banking operations, we also provide various other financial services to our customers through the following wholly owned non-bank subsidiaries:

•

Synovus Securities, Inc., headquartered in Columbus, Georgia, which specializes in professional portfolio management for fixed-income securities, investment banking, the execution of securities transactions as a broker/dealer and the provision of individual investment advice on equity and other securities;

•	Synovus Trust Company, N.A., headquartered in Columbus, Georgia, which provides trust services;

•	Synovus Mortgage Corp., headquartered in Birmingham, Alabama, which offers mortgage services;

•	GLOBALT, Inc., headquartered in Atlanta, Georgia, which provides asset management and financial planning services; and

•	Broadway Asset Management, Inc. (“BAM”), headquartered in Columbus, Georgia, which purchases primarily problem loans and foreclosed real estate from Synovus Bank.

2010 Significant Accomplishments

2010 continued to present numerous challenges, including continuing high levels of credit losses, a changing and challenging regulatory environment that included the passage of The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”), and evolving industry capital standards.

In the opinion of Synovus’ management, Synovus’ most significant accomplishments during 2010 were as follows:

•	Completed a public offering generating net proceeds of $1.1 billion.

•	Simplified regulatory oversight, improved capital efficiency, enhanced risk management and increased opportunities for efficiency by consolidating 30 separate bank charters into one charter.

•	Updated our three-year strategic plan which outlines initiatives to increase revenue while decreasing costs and enhancing the customer experience by streamlining processes.

•

Disposed of $1.22 billion in distressed assets. Our reported level of non-performing assets as of December 31, 2010 represented a decrease of 30.5% from March 31, 2010, our peak level of non-performing assets.

Additionally, in January 2011, Synovus announced efficiency initiatives that are expected to generate an estimated $100 million in annual expense savings by the end of 2012, with approximately $75 million of these savings to be realized in 2011.

In addition to these steps to improve operating and financial performance, Synovus continued its emphasis on building relationships, maintaining a strong position of influence in the communities it serves, and maintaining optimal levels of customer service. In February 2011, Synovus received 13 National Customer Service Excellence Awards from the 2010 Greenwich Associates Excellence in Middle Market and Small Business Banking program, including recognition in the categories of overall satisfaction, relationship manager performance, personal banking branch satisfaction and customer service.

Synovus’ management believes that these accomplishments, along with the continuing improvement in our credit metrics, better position Synovus to return to profitability during 2011.

Business Development

Overview

Synovus has traditionally focused on a strategy that includes expanding and diversifying its franchise in terms of revenues, profitability and asset size while maintaining a community banking, relationship-based approach to banking. This strategy has encompassed both organic growth and acquisitions of complementary banks and financial businesses. During the 1990’s and through 2006, Synovus’ growth resulted largely from acquisitions of smaller community banks. As a result of the economic crisis that began in 2008, Synovus has refocused its efforts on initiatives to increase revenue through organic growth, lower its cost structure, strengthen its balance sheet and capital position and aggressively reduce non-performing assets.

2011-2013 Strategic Plan

Since the 2008 economic crisis, Synovus, like many financial institutions, has continued to face a number of challenges. These challenges include the deterioration in the commercial real estate (“CRE”) market and Synovus’ high concentration of its loan portfolio in CRE, specifically in markets that have been severely impacted (particularly the Atlanta and Florida markets). In addition, the increased level of regulation of financial institutions as a result of the Dodd-Frank Act and other regulatory initiatives has added pressure on capital requirements and fee income growth and increased compliance costs. Following the consolidation of its 30 subsidiary banks into a single Georgia state-chartered bank (the “Charter Consolidation”), Synovus undertook an extensive review of its current revenue sources, operations and cost structure to identify opportunities for expense reduction, streamlining of processes and opportunities for long-term growth. As part of this process, Synovus considered published forecasted economic projections of low to moderate gross domestic product (“GDP”) and projected continued high unemployment rate over the next two years as well as Synovus’ own internal forecasts regarding loan growth, credit costs, deposit trends, revenues and expenses within the Southeastern markets we serve. Synovus also conducted an in-depth review of its entire organization, including internal processes and functions, staffing models and revenue generation as well as its current cost structure. Following this review, in the second half of 2010, Synovus announced an update of its three-year strategic plan to address these challenges and define strategies for expense reduction, streamlining of processes and long-term growth initiatives. The plan’s key strategic elements are focused on the following areas:

•	enhancing the sales and service approach for targeted customer segments;

•	aligning the cost structure with the current size of the organization; and

•	enhancing the customer experience by streamlining processes.

The plan’s stated goals include significant declines in non-performing asset and potential problem loan levels, a further reduction in CRE loan concentration, and substantial growth in the commercial and industrial (“C&I”) loan portfolio. The goals also include substantial cost reductions and capital ratios that exceed regulatory requirements and position Synovus favorably among its peers.

In January 2011, Synovus identified and announced efficiency and growth initiatives implementing the updated strategic plan, including the following:

•

Efficiency initiatives expected to generate an estimated $100 million in annual expense savings by the end of 2012, with approximately $75 million of these savings to be realized in 2011. The announced $100 million in annual expense savings will be achieved primarily through the reduction of approximately 850 positions during 2011 across our five-state footprint and through the closing of 39 branches.

•

Enhancements to Synovus’ Large Corporate Banking initiative, including the addition of syndicated credit program expertise and realignment of existing personnel, designed to utilize Synovus’ relationship-based delivery model approach to build relationships with larger commercial customers across Synovus’ five-state footprint and connect more commercial customers with Synovus’ full suite of specialized commercial banking products and services, including private banking, treasury management, asset-based lending, insurance, and wealth management.

•	Streamlining of processes and enhanced product offerings and technology to improve the customer experience and reduce operating inefficiencies.

There can be no assurance that Synovus will realize the anticipated cost savings and other benefits of its strategic plan or efficiency and growth initiatives. See “Part I – Item 1A. Risk Factors – “We may not realize the expected benefits from our 2011-2013 Strategic Plan” of this Report.

Lending Activities

Overview

The primary goal of Synovus’ lending function is to help clients achieve their financial goals by providing quality loan products that are fair to the client and profitable to Synovus. Management believes that this purpose can best be accomplished by building strong, profitable client relationships over time and maintaining a strong presence and position of influence in the communities Synovus serves. Synovus strives to serve all of its customers with the highest levels of courtesy, respect, gratitude and fairness and deliver its services with unparalleled expertise, efficiency, responsiveness and accuracy. This relationship-based approach to banking enables Synovus’ bankers to develop a deep knowledge of Synovus’ customers and the markets in which they operate. Synovus has recently taken and continues to take steps to improve the consistency of its lending processes across all of its banking divisions, to strengthen the underwriting criteria it employs to evaluate new loans and loans renewals, and to diversify its loan portfolio in terms of type, industry and geographical concentration. Synovus believes that these measures will better position it to meet the credit needs of businesses and consumers in the markets it serves while pursuing a balanced strategy of loan profitability, loan growth and loan quality.

Synovus conducts the majority of its lending activities within the framework of its relationship-based approach to banking built on creating long-term relationships with its customers. The following table summarizes Synovus’ loan portfolio by type and by state at December 31, 2010 and 2009.

Table 3 – Loans by Type
	2010		2009
(Dollars in thousands)	Total Loans	% *	Total Loans	% *
Investment properties	$5,059,102	23.4	5,897,175	23.2
1-4 family properties	2,102,787	9.7	3,316,251	13.1
Land acquisition	1,218,691	5.7	1,529,414	6.0

Total commercial real estate	8,380,580	38.8	10,742,840	42.3
Commercial and industrial	9,264,811	42.9	10,447,346	41.2
Retail	3,950,808	18.3	4,212,230	16.6
Unearned income	(10,436)	nm	(19,348)	nm

Total loans, net of unearned income	$21,585,763	100.0%	25,383,068	100.0%

*	Loan balance in each category expressed as a percentage of total loans, net of unearned income.

nm = not meaningful

Table 4 – Loans by State	December 31, 2010		December 31, 2009
(Dollars in thousands)	Total Loans	As a % of Total Loan Portfolio	Total Loans	As a % of Total Loan Portfolio
Georgia	$11,345,896	52.6%	13,477,312	53.1%
Atlanta	3,587,597	16.6	4,231,030	16.7
Florida	2,830,251	13.1	3,206,658	12.6
South Carolina	3,019,120	14.0	3,793,634	14.9
Tennessee	974,548	4.5	1,154,801	4.6
Alabama	3,415,948	15.8	3,750,663	14.8

Consolidated	$21,585,763	100.0%	25,383,068	100.0%

The following discussion describes the underwriting procedures of Synovus’ lending function and presents the principal types of lending conducted by Synovus. The results of Synovus’ lending activities and the relative risk of Synovus’ loan portfolio are discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

Underwriting Approach

Recognizing that its loan portfolio is the primary source of revenue, Synovus’ management believes that proper and consistent loan underwriting throughout Synovus’ banking divisions is critical to Synovus’ long-term financial success. Synovus’ underwriting approach is designed to effectively govern the degree of assumed risk and ensure that its credit relationships conform to Synovus’ overall risk philosophy. Throughout 2009 and 2010, Synovus has transitioned its underwriting standards and key underwriting functions from a decentralized bank-by-bank approach to a more centralized regional approach and, finally, to a centralized organization-wide approach with the completion of its Charter Consolidation. All 30 of Synovus’ banking divisions now utilize the same loan policy and underwriting standards. These underwriting standards address collateral requirements; guarantor requirements (including policies on financial statement, tax return, and limited guarantees); requirements regarding appraisals and their review; loan approval hierarchy; standard consumer and small business credit scoring underwriting criteria (including credit score thresholds, maximum maturity and amortization, loan-to-value limits, global service coverage, and debt to income limits); commercial real estate and C&I underwriting guidelines (including minimum debt service coverage ratio, maximum amortization, minimum equity requirements, maximum loan-to-value ratios); lending limits; and credit approval authorities. Additionally, Synovus has implemented an enhanced loan concentration policy to limit and manage its exposure to certain loan concentrations, including commercial real estate. The enhanced loan concentration policy provides a more detailed program for portfolio risk management and reporting including limits on commercial real estate loans as a percentage of risk-based capital (in the aggregate and by loan type), large borrower concentration limits and monitoring, as well as portfolio mix monitoring. Synovus’ underwriting process is structured to require increased oversight that is proportional to the size and complexity of the lending relationship.

Synovus utilizes a tiered credit approval process requiring larger loans to be approved by more senior bank officers as well as an independent senior credit officer, with the largest loans requiring approval of Synovus Bank’s Loan Committee. The centralized underwriting policy and philosophy also provides a more structured, and generally more conservative, approach to lending. For instance, loan-to-value limits on certain credits are now lower than regulatory requirements, large borrower concentration limits are now more explicit and lower than prior limits, and individual lending limits are also lower than before. Furthermore, beginning in 2008, Synovus established across all of its banking divisions more stringent underwriting requirements on certain types of commercial real estate lending, including loans for the purpose of financing shopping centers and hotels.

Prior to these initiatives, each of our 30 banking divisions had its own underwriting standards. While these separate underwriting standards were generally similar to each other and were all in compliance with regulatory requirements, the transition to uniform underwriting standards emphasizes a one-company view of our operating structure and promotes greater consistency throughout Synovus’ underwriting process.

Commercial and Industrial (C&I) Loan Portfolio

The C&I loan portfolio represents the largest category of Synovus’ total loan portfolio. Synovus’ C&I loan portfolio is currently concentrated on small to middle market commercial and industrial lending disbursed throughout a diverse group of industries in the Southeast, including health care, finance and insurance, manufacturing, construction, real estate leasing and retail trade. The portfolio is relationship focused and, as a result, Synovus’ lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. C&I loans are primarily originated through Synovus’ local market banking divisions and made to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. At December 31, 2010, approximately 43.0% of Synovus’ total C&I loans represented loans for the purpose of financing owner-occupied properties. The primary source of repayment on these C&I loans is revenue generated from products or services offered by the borrower’s business. The secondary source of repayment on these C&I loans is the real estate securing such loans. In accordance with Synovus’ uniform lending policy, each loan undergoes a detailed underwriting process, which incorporates the uniform underwriting approach, procedures and evaluations described above. Approximately 91% of Synovus’ C&I loans are secured by real estate, business equipment, inventory, and other types of collateral. Total C&I loans at December 31, 2010 were $9.3 billion, or 43%, of the total loan portfolio.

C&I lending is a key component of Synovus’ growth plans. Synovus has actively invested in additional expertise, product offerings and product quality to provide its C&I clients with increased and enhanced product offerings and more knowledgeable customer service. Complementing this investment in C&I growth, Synovus’ management continues to focus on streamlining and enhancing Synovus’ existing product lines, especially for traditional retail, small business and professional services customers. While lending to small and mid-sized businesses has been Synovus’ traditional focus, Synovus has recently formed a

Large Corporate Banking Team to provide lending solutions to larger corporate clients in an effort to strengthen, diversify and further drive growth in Synovus’ C&I loan portfolio.

Commercial Real Estate Loan Portfolio

Synovus’ commercial real estate loans consist of investment property loans, residential construction and development loans, land acquisition loans, and 1-4 family perm/mini-perm loans. As is the case with Synovus’ C&I loans, the commercial real estate loans are primarily originated through Synovus Bank’s local market banking divisions. Total commercial real estate loans as of December 31, 2010 were $8.4 billion, or 38.7%, of the total loan portfolio.

Investment Property Loans

Synovus’ investment property loans are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Synovus’ investment property portfolio is well diversified with no concentration by property type, geography or tenants. These loans are generally recourse in nature with short-term maturities (3 years or less), allowing for restructuring opportunities which reduces Synovus’ overall risk exposure. The investment property loans are primarily secured by the property being financed by the loans; however, they may also be secured by real estate or other assets beyond the property being financed. Investment property loans are subject to the same uniform lending policies and procedures described above, although such loans have historically been underwritten with stressed interest rates and vacancies. In addition, in early 2008, Synovus placed restrictions on both hotel and shopping center lending to prevent problem loans in these depressed sectors from spreading. These lending restrictions remain in place today. During the fourth quarter of 2009, Synovus began quarterly reviews of all investment property loans of $1 million or more in order to more closely monitor the performance of the portfolio. Total investment property loans as of December 31, 2010 were $5.1 billion, or 60.4%, of the total commercial real estate loan portfolio.

Residential Construction and Development and Land Acquisition Loans

The residential construction and development loans and land acquisition loans are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. Given the recent turmoil in the housing and real estate markets, including falling real estate prices and increasing foreclosures, Synovus has actively and successfully reduced its exposure to residential construction and development and land acquisition loans over the past three years, including its exposure to the Atlanta market. These loans are generally subject to the same uniform lending policies and procedures described above. Land acquisition loans have a maximum loan-to-value limit which is aligned with regulatory requirements. Synovus has tightened the maximum loan-to-value limit for residential construction and development loans to levels more stringent than the current regulatory guidelines. At December 31, 2010, these loans were $2.2 billion, or 26%, of the total commercial real estate loan portfolio, compared to $3.6 billion or 33.3% of the total commercial real estate portfolio at December 31, 2009.

1-4 Family Perm/Mini-Perm Loans

1-4 family perm/mini-perm loans are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. These loans are subject to the same uniform lending policies and procedures described above. Additionally, underwriting standards for these types of loans include stricter approval requirements as well as more stringent underwriting standards than current regulatory guidelines. At December 31, 2010, these loans totaled $1.1 billion, or 13% of the total commercial real estate portfolio.

Retail Loan Portfolio

Synovus’ retail loan portfolio consists of a wide variety of loan products offered through its banking network, including residential mortgages, home equity lines, credit card loans, and other retail loans. These various types of secured and unsecured retail loans are marketed to qualifying existing clients and to other creditworthy candidates in Synovus’ market area. The majority of Synovus’ retail loans are consumer mortgages secured by first and second liens on residential real estate primarily located in the markets served by Synovus in Georgia, Florida, South Carolina, Alabama, and Tennessee. Retail loans are subject to the same uniform lending policies and procedures described above and consist primarily of loans with strong credit scores, conservative debt-to-income ratios, and loan-to-value ratios based upon prudent guidelines to ensure consistency with Synovus’ overall risk philosophy. Total retail loans as of December 31, 2010 were $3.95 billion, or 18.3%, of the total loan portfolio.

Mortgage Banking

Synovus’ wholly-owned subsidiary, Synovus Mortgage Corp. (“Synovus Mortgage”), originates residential mortgage loans with originations totaling $1.4 billion in 2010. Synovus Mortgage offers various types of fixed- and adjustable-rate loans for the purposes of purchasing, refinancing or constructing residential properties. The originated loans are primarily conforming mortgage loans for owner-occupied properties. Conforming loans are loans that are underwritten in accordance with the underwriting standards set forth by government sponsored entities such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These are generally collateralized by one-to-four-family residential real estate properties and are made to borrowers in good credit standing.

Substantially all of the mortgage loans originated by Synovus Mortgage are sold to third party purchasers servicing released, without recourse or continuing involvement. Each purchaser of our mortgage loans has specific guidelines and criteria for sellers of loans, and the risk of credit loss with regard to the principal amount of the loans sold is generally transferred to the purchasers upon sale. While the loans are sold without recourse, the purchase agreements require Synovus Mortgage to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that the loans sold were in breach of these representations or warranties, Synovus Mortgage has obligations to either repurchase the loan for the unpaid principal balance and related investor fees or make the purchaser whole for the economic benefits of the loan.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report for a more detailed discussion of Synovus’ mortgage loans held for sale and the sections titled “Repurchase Obligations for Mortgage Loans Originated for Sale” and “Mortgage Loan Foreclosure Practices” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of Synovus’ obligations with respect to the mortgage loans it sells to third party purchasers and Synovus’ mortgage loan foreclosure practices.

Other Loans Held for Sale Portfolio

With the exception of certain first lien residential mortgage loans, Synovus originates loans with the intent to hold those loans to maturity. Loans or pools of distressed loans are transferred to the other loans held for sale portfolio when the intent to hold the loans has changed due to portfolio management or risk mitigation strategies and there is a plan to sell the loans within a reasonable period of time, and the individual loans are specifically identified. The value of the loans or pools of loans is primarily determined by analyzing the underlying collateral of the loan and the anticipated external market prices of similar assets. At the time of transfer, if the fair value less estimated costs to sell is less than the carrying amount, as such difference generally attributable to declines in credit quality, it is recorded as a charge-off against the allowance for loan losses. At December 31, 2010 the carrying value of other loans held for sale was $127.4 million.

Credit Quality

Synovus continuously monitors credit quality and maintains an allowance for loan losses that its management believes is sufficient to absorb probable and estimable losses inherent in its loan portfolio. Throughout the last two years, Synovus took, and continues to take, an aggressive approach to address problem assets and reduce future exposures through an accelerated asset disposition strategy as well as aggressive recognition of expected losses on problem loans. For a more detailed discussion of Synovus’ credit quality please refer to the section titled “Credit Quality” under “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

Monitoring of Collateral

Our loan portfolio and the collateral securing such loans is predominately in our five state market consisting of Georgia, Florida, South Carolina, Alabama, and Tennessee. Commercial and industrial (C&I) loans represent 43.0% of the total loan portfolio at December 31, 2010. These loans are predominately secured by owner-occupied and other real estate. Other types of collateral securing these loans consist primarily of marketable equipment, marketable inventory, accounts receivable, equity and debt securities, and time deposits. Total commercial real estate loans represent 38.7% of the total loan portfolio at December 31, 2010. These loans are primarily secured by commercial real estate, including 1-4 family properties, land, and investment properties. The collateral generally consists of the property being financed by the loans; however, collateral may also include real estate or other assets beyond the property being financed. Retail loans at December 31, 2010 totaled $3.95 billion, or 18.3%, of the total loan portfolio. Of this amount, $3.12 billion consists of consumer mortgages secured by first and second liens on residential real estate. Credit card loans represent $285.0 million of this amount and these loans are unsecured. Other retail loans represent $542.5 million of this amount, and they are primarily secured by collateral consisting of marketable securities, automobiles, time deposits, and cash surrender value of life insurance.

Synovus follows a risk-based approach as it relates to the credit monitoring processes for its loan portfolio. Synovus obtains updates of the fair value of the real estate collateral securing collateral-dependent impaired loans each calendar quarter. The fair value of the real estate securing these loans is generally determined based upon appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments, such as selling costs and anticipated sales values considering management’s plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals. Synovus updates the values of collateral that is in the form of accounts receivable, inventory, equipment, and cash surrender value of life insurance policies at least annually and the values of collateral that is in the form of marketable securities and brokerage accounts at least monthly.

For credits that are not on impaired status, Synovus generally obtains a third-party appraisal of the value of the real estate collateral prior to each loan renewal. Additionally, if conditions warrant (e.g., loans that are not considered impaired but exhibit a higher or potentially higher risk), Synovus engages a third party to reappraise the value of the collateral on a more frequent basis. Examples of circumstances that could warrant a new appraisal on an existing performing credit include instances where local market conditions where the real estate collateral is located have deteriorated, the collateral has experienced damage (fire, wind damage, etc.), the lease or sell-out of the collateral has not met the original projections, and the net operating income of the collateral has declined. In circumstances where the collateral is no longer considered sufficient, Synovus seeks to obtain additional collateral.

Loan Guarantees

In addition to collateral, Synovus generally requires a guarantee from all principals on all commercial real estate and C&I lending relationships. Specifically, Synovus generally obtains unlimited guarantees from any entity (e.g., individual, corporation, or partnership) that owns or controls 50 percent or more of the borrowing entity. Limited guarantees on a pro rata basis are generally required for all 20 percent or more owners.

Synovus evaluates the financial ability of a guarantor through an evaluation of the guarantor’s current financial statements, income tax returns for the two most recent years, as well as financial information regarding a guarantor’s business or related interests. In addition, Synovus analyzes substantial assets owned by the guarantor to ensure that the guarantor has the necessary ownership or control over these assets. For loans that are not considered impaired, the allowance for loan losses is determined based on the risk rating of each loan. The risk rating incorporates a number of factors, including guarantors. If a loan is rated doubtful, with certain limited exceptions, a guarantee is not considered in determining the amount to be charged-off (i.e., the charge-off equals the greater of the amount of the collateral exposure or 50% of the loan balance, in compliance with regulatory requirements). With the exception of certain loans whose amount is inconsequential, all impaired loans are collateral dependent. The charge-off on these loans is determined based upon the amount of the collateral exposure only.

With certain limited exceptions, Synovus seeks performance under guarantees in the event of a borrower’s default. However, under the current economic environment, and based on the fact that a majority of our problem credits are commercial real estate credits, our success in recovering amounts due under guarantees has been limited.

Unsecured Loans

At December 31, 2010, Synovus had unsecured loans totaling approximately $1.3 billion, which represents approximately 6.0% of total loans. This segment of our portfolio includes $285.0 million in credit card loans and approximately $910 million in commercial loans to borrowers that are primarily in the manufacturing, insurance, financial services, utilities, and religious organization sectors.

Provision and Allowance for Loan Losses

Despite credit standards, internal controls, and a continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. The provision for losses on loans is the charge to operating earnings necessary to maintain an adequate allowance for loan losses. Through the provision for losses on loans, Synovus maintains an allowance for losses on loans that management believes is adequate to absorb probable losses within the loan portfolio. However, future additions to the allowance may be necessary based on changes in economic conditions, as well as changes in assumptions regarding a borrower’s ability to pay and/or collateral values. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review Synovus Bank’s allowance for loan losses. Based on their judgments about information available to them at the time of their examination, such agencies may require Synovus Bank to recognize additions to its allowance for loan losses.

The allowance for loan losses is a significant estimate and is regularly evaluated by Synovus for adequacy. To determine the adequacy of the allowance for loan losses, a formal analysis is completed quarterly to assess the probable loss within the loan portfolio. This assessment, conducted by lending officers, as well as an independent credit review function, contains significant judgment and includes analyses of historical performance (including the level of charge-offs), past due trends, the level of non-performing loans, reviews of certain impaired loans, review of collateral values, loan activity since the previous quarter, consideration of current economic conditions, and other pertinent information. Each loan is assigned a rating, either individually or as part of a homogeneous pool, based on an internally developed risk rating system. The resulting conclusions are reviewed and approved by senior management. The process for determining the appropriate level of the allowance for loan losses and, accordingly, the amount of the provisions that should be made to that allowance during each period, is based upon a number of assumptions, estimates, and judgments that are inherently subjective and subject to change.

See “Provision and Allowance for Loan Losses” section of “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report for a more detailed discussion of Synovus’ provision and allowance for loan losses.

Non-performing Assets and Past Due Loans

Non-performing assets consist of loans classified as non-accrual, impaired loans held for sale and real estate acquired through foreclosure. Synovus’ management continuously monitors non-performing and past due loans to prevent further deterioration regarding the condition of these loans. In order to reduce non-performing asset levels, Synovus has aggressively disposed of non-performing loans over the last two years. While Synovus still has a material amount of non-performing assets, Synovus’ total non-performing assets at December 31, 2010 were at their lowest level in the last two years.

See the “Non-performing Assets and Past Due Loans” section of “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report for a more detailed discussion of Synovus’ non-performing assets and past due loans.

Investment Activities

Our investment securities portfolio consists principally of debt and equity securities classified as available for sale. Investment securities available for sale provide Synovus with a source of liquidity and a relatively stable source of income. The investment securities portfolio also provides management with a tool to balance the interest rate risk of its loan and deposit portfolios.

Our investment strategy focuses on the use of the investment securities portfolio to manage the interest rate risk created by the inherent mismatch between the loan and deposit portfolios. Synovus also utilizes a significant portion of its investment portfolio to secure certain deposits and other liabilities requiring collateralization. At December 31, 2010, approximately $2.6 billion of these investment securities were pledged as required collateral for certain deposits, securities sold under repurchase agreements, and Federal Home Loan Bank (“FHLB”) advances. As such, the investment securities are primarily U.S. government agency debentures, U.S. Treasury notes , and government agency sponsored mortgage-backed securities, all of which have a high degree of liquidity and limited credit risk. A mortgage-backed security depends on the underlying pool of mortgage loans to provide a cash flow pass-through of principal and interest. At December 31, 2010, all of the collateralized mortgage obligations and mortgage-backed pass-through securities held by Synovus were issued or backed by federal agencies.

Synovus also holds state and municipal securities and limited equity securities.

Funding Activities

Liquidity represents the extent to which Synovus has readily available sources of funding to meet the needs of depositors, borrowers, and creditors, to support asset growth, to maintain reserve requirements, and to otherwise sustain operations of Synovus and its subsidiary, Synovus Bank, at a reasonable cost on a timely basis and without adverse consequences. Deposits represent the largest source of funds for lending and investing activities. Scheduled payments, as well as prepayments, and maturities from our loan and investment portfolios also provide a stable source of funds. Additional funding sources which provide sources of liquidity include FHLB bank advances, brokered deposits and other short-term borrowed funds, as well as through equity and debt issued through the capital markets, including our recent public offerings. Synovus’ Asset Liability Management Committee (“ALCO”), operating under liquidity and funding policies approved by the Board of Directors, actively analyzes contractual and anticipated cash flows in order to properly manage Synovus’ liquidity position. Following is a brief description of the various sources of funds used by Synovus. For further discussion relating to Synovus’ funding sources, please refer to the sections titled “Deposits” and “Liquidity” under “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and Note 11, “Long-Term Debt and Short-Term Borrowings,” to the consolidated financial statements herein.

Deposits

Deposits provide the most significant funding source for Synovus’ interest earning assets, and remain a strength of Synovus’ business. Deposits are attracted principally from clients within Synovus’ retail branch network through the offering of a broad array of deposit products to individuals and businesses, including non-interest bearing demand deposit accounts, interest-bearing demand deposit accounts, savings accounts, money market deposit accounts, and time deposit accounts. Synovus also utilizes national market brokered deposits as a funding source in addition to deposits attracted through its retail branch network. Terms vary among deposit products with respect to commitment periods, minimum balances, and applicable fees. Interest paid on deposits represents the largest component of Synovus’ interest expense. Interest rates offered on interest-bearing deposits are determined based on a number of factors, including, but not limited to, (1) interest rates offered in local markets by competitors, (2) current and expected economic conditions, (3) anticipated future interest rates, (4) the expected amount and timing of funding needs, and (5) the availability and cost of alternative funding sources. Client deposits are attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of the overall client relationship and provide opportunities to cross-sell other Synovus services.

The following table shows the relative composition of deposits for 2010 and 2009.

Table 5 – Composition of Deposits
(Dollars in thousands)	2010	%(1)	2009	%(1)
Non-interest bearing demand deposits	$4,298,372	17.5	4,172,697	15.2
Interest bearing demand deposits	3,860,157	15.8	3,894,243	14.2
Money market accounts	7,193,870	29.4	7,363,677	26.8
National market brokered money market accounts	395,778	1.6	1,098,117	4.0
Savings deposits	480,184	2.0	463,967	1.7
Time deposits under $100,000	2,307,780	9.4	2,791,060	10.2
Time deposits $100,000 and over	6,359,941	26.0	8,747,889	31.9
National market brokered time deposits	2,756,571	11.3	3,941,211	14.4

Total deposits	24,500,304	100.0	27,433,533	100.0

Core deposits(2)(4)	21,347,955	87.1	22,394,205	81.6
Core deposits excluding time deposits(3)(4)	15,436,805	63.0	14,796,467	53.9
Total national market brokered deposits	$3,152,349	12.9	5,039,328	18.4

(1)	Deposits balance in each category expressed as a percent of total deposits.
(2)	Core deposits include total deposits less national market brokered deposits.
(3)	Core deposits excluding time deposits include total deposits less time deposits and national market brokered deposits.
(4)	See “Non-GAAP Financial Measures” in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

See “Deposits” under “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report for additional information on our deposits.

Borrowed Funds and Non-Deposit Liquidity

Synovus’ ability to borrow funds from non-deposit sources provides additional flexibility in meeting the liquidity needs of Synovus. Synovus generates non-deposit liquidity through maturities and repayments of loans by customers and access to sources of funds other than deposits. Synovus Bank has the capacity to access funding through its membership in the FHLB. At December 31, 2010, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.

In addition to bank level liquidity management, Synovus must manage liquidity at the holding company level for various operating needs including capital infusions into subsidiaries, the servicing of debt, the payment of general corporate expenses, and the payment of dividends to shareholders. The primary source of liquidity for Synovus has historically consisted of dividends from Synovus Bank, which is governed by certain rules and regulations of various state and federal banking regulatory agencies. Synovus has historically enjoyed a solid reputation and credit standing in the capital markets and in the past few years has relied on the capital markets to provide needed liquidity resources, including its public offerings completed in September 2009 and May 2010. Despite the success of these recent public offerings, given Synovus’ recent financial performance and related credit ratings, there can be no assurance that Synovus would be able to obtain new borrowings or issue additional equity on favorable terms, if at all. See “Part I – Item 1A. Risk Factors” of this Report. Additionally, Synovus does not expect to receive dividends from Synovus Bank in the near future, and may be required to contribute additional capital to Synovus Bank, which could adversely affect liquidity and cause it to raise funds on terms that are unfavorable.

Competition

The financial services industry is highly competitive and could become more competitive as a result of recent and ongoing legislative, regulatory and technological changes, and continued consolidation and economic turmoil within the financial services industry. The ability of nonbanking financial institutions to provide services previously limited to commercial banks also has intensified competition. Our bank subsidiary and wholly owned non-bank subsidiaries compete actively with national and state banks, savings and loan associations and credit unions and other nonbank financial institutions, including securities brokers and dealers, investment advisory firms, mortgage companies, insurance companies, trust companies, finance companies, leasing companies, mortgage companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other financial services. These competitors have been successful in developing products that are in direct competition with or are alternatives to the banking services offered by traditional banking institutions. Our ability to deliver strong financial performance will depend in part on our ability to expand the scope of, and effectively deliver, products and services, which will allow us to meet the changing needs of our customers.

As of December 31, 2010, we were the second largest bank holding company headquartered in Georgia, based on assets. Customers for financial services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. Although our market share varies in different markets, we believe that our community-focused relationship banking approach enables us to compete effectively with other banks and thrifts in their relevant market areas.

Employees

As of December 31, 2010, we had 6,109 employees compared to approximately 6,385 employees at December 31, 2009.

Supervision, Regulation and Other Factors

Like all bank holding companies and financial holding companies, we are regulated extensively under federal and state law. In addition, our bank subsidiary (Synovus Bank) and certain of our non-bank subsidiaries are subject to regulation under federal and state law. The following discussion sets forth some of the elements of the bank regulatory framework applicable to us and certain of our subsidiaries. The regulatory framework is intended primarily for the protection of depositors and the Deposit Insurance Fund and not for the protection of security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

General

Bank holding companies and financial holding companies are subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act. In addition, the Georgia Department of Banking and Finance regulates holding companies that own Georgia-charted banks under the bank holding company laws of the State of Georgia. Synovus Bank, which is not a member of the Federal Reserve System, is subject to primary regulation and examination by the Federal Deposit Insurance Corporation, which we refer to as the FDIC, and by its state banking regulator, the Georgia Department of Banking and Finance. Numerous other federal and state laws, as well as regulations promulgated by the Federal Reserve Board, the state banking regulator and the FDIC govern almost all aspects of the operations of Synovus Bank. Synovus Trust Company, a subsidiary of Synovus Bank that provides trust services, is organized as a national bank and thus is subject to regulation and supervision by the Office of the Comptroller of the Currency. Various federal and state bodies regulate and supervise our non-bank subsidiaries including our brokerage, investment advisory, insurance agency and processing operations. These include, but are not limited to, the SEC, the Financial Industry Regulatory Authority, federal and state banking regulators and various state regulators of insurance and brokerage activities.

Permitted Activities

Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5 percent of the voting shares of, any company engaged in the following activities:

•	banking or managing or controlling banks;

•	furnishing services to or performing services for our subsidiaries; and

•	any activity that the Federal Reserve Board determines to be so closely related to banking as to be a proper incident to the business of banking, including:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	performing trust company functions;

•	providing financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

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

Under the Bank Holding Company Act, a bank holding company may file an election with the Federal Reserve Board to be treated as a financial holding company and engage in an expanded list of financial activities. The election must be accompanied by a certification that the company’s insured depository institution subsidiary is “well capitalized” and “well managed.” Additionally, the Community Reinvestment Act of 1977 rating of our subsidiary bank must be satisfactory or better. We have made such an election and are treated as a financial holding company. As such, we may engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies. If our banking subsidiary ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary. In addition, if our banking subsidiary receives a rating of less than satisfactory under the Community Reinvestment Act, we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, including those described above, the company must enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary bank or the company may discontinue or divest investments in companies engaged in, activities permissible only for a bank holding company that has elected to be treated as a financial holding company.

Actions by Federal and State Regulators

Like all bank and financial holding companies, we are regulated extensively under federal and state law. Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, state banking regulators, the Federal Reserve, and separately the FDIC as the insurer of bank deposits, have the authority to compel or restrict certain actions on our part if they determine that we have insufficient capital or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, our bank regulators can require us to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which we would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.

As a result of losses that we have incurred to date and our high level of credit losses and non-performing assets, we entered into a memorandum of understanding with the Federal Reserve Bank of Atlanta and the Banking Commissioner of the State of Georgia, or the “Georgia Commissioner,” pursuant to which we agreed to implement plans that are intended to, among other things, minimize credit losses and reduce the amount of our problem assets, limit and manage our concentrations in commercial loans, improve our credit risk management and related policies and procedures, address liquidity management and current and future capital requirements, strengthen enterprise risk management practices, and provide for succession planning for key corporate and regional management positions and our board of directors. The memorandum of understanding also requires that we inform and consult with the Federal Reserve Board prior to declaring and paying any future dividends, and obtain the prior approval of the Federal Reserve Bank of Atlanta and the Georgia Commissioner prior to increasing the quarterly cash dividend on our common stock above $0.01 per share.

In addition, Synovus Bank is presently subject to a memorandum of understanding with the Georgia Commissioner and the FDIC that is substantially similar in substance and scope to the holding company memorandum of understanding described above. The bank memorandum of understanding also requires that Synovus Bank obtain approval from the Georgia Commissioner and the FDIC prior to paying any cash dividends to Synovus and provides that, as a result of our Charter Consolidation, we will take all necessary steps to avoid customer confusion as a result of our proposed use of trade names at our various bank branches and to update our long-term strategic plan to reflect the Charter Consolidation and the various actions we have otherwise agreed to implement under the memorandum of understanding. Synovus Bank is presently also subject to a memorandum of understanding with the Georgia Commissioner and the FDIC relating to its subsidiary, Synovus Mortgage. In the Synovus Mortgage memorandum of understanding, Synovus Bank has agreed to implement plans that are intended to, among other things, ensure appropriate oversight of Synovus Mortgage and Synovus Mortgage’s compliance program relating to compliance and fair lending laws, rules and regulations.

If we are unable to comply with the terms of our current supervisory agreements, or if we become subject to and are unable to comply with the terms of any future regulatory actions or directives, supervisory agreements, or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including consent orders, prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our common stock and Series A Preferred Stock. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such supervisory action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our common stock. See “Part I – Item 1A. Risk Factors – We presently are subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our common stock” of this Report.

Change in Control

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

Standards for Safety and Soundness

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

Dividends

Synovus is a legal entity separate and distinct from its subsidiaries. Under the laws of the State of Georgia, we, as a business corporation, may declare and pay dividends in cash or property unless the payment or declaration would be contrary to restrictions contained in our Articles of Incorporation, or unless, after payment of the dividend, we would not be able to pay our debts when they become due in the usual course of our business or our total assets would be less than the sum of our total liabilities. In addition, we are also subject to federal regulatory capital requirements that effectively limit the amount of cash dividends, if any that we may pay.

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

On November 17, 2010, the Federal Reserve Board issued further guidance noting, among other things, that bank holding companies should consult with the Federal Reserve before taking any actions that could result in a diminished capital bases, including increasing dividends.

As a result of the memorandum of understanding described in “Item A. Risk Factors – We are presently subject to, and in the future may become subject to additional, supervisory actions and/or enhanced regulation that could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock” in this Report, we are required to inform the Federal Reserve Board in advance of declaring or paying any future dividends, and the Federal Reserve Board could decide at any time that paying any common stock dividends could be an unsafe or unsound banking practice. In the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has in some cases discouraged payment unless both asset quality and capital are very strong. In addition, pursuant to the terms of the Synovus Bank memorandum of understanding, Synovus Bank cannot pay any cash dividends without the approval of the FDIC and the Georgia Commissioner.

Additionally, we are subject to contractual restrictions that limit our ability to pay dividends if there is an event of default under such contract. Finally, so long as any of our debt or equity securities issued to the United Stated Department of the Treasury (the “Treasury”) under its Capital Purchase Program (“Capital Purchase Program”) are held by the Treasury, Synovus will not be permitted to increase the dividend rate on our common stock without approval from the Treasury. See “– TARP Regulations – Capital Purchase Program” below.

The primary sources of funds for our payment of dividends to our shareholders are cash on hand and dividends from our bank and non-bank subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends that Synovus Bank and our non-banking subsidiaries may pay. Synovus Bank is a Georgia bank. Under the regulations of the Georgia Department of Banking and Finance, a Georgia bank must have approval of the Georgia Department of Banking and Finance to pay cash dividends if, at the time of such payment:

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

The Federal Deposit Insurance Corporation Improvement Act generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the institution would thereafter be undercapitalized. In addition, federal banking regulations applicable to us and our bank subsidiary require minimum levels of capital that limit the amounts available for payment of dividends. In addition, many regulators have a policy, but not a requirement, that a dividend payment should not exceed net income to date in the current year. Finally, the ability of banks and bank holding companies to pay dividends, and the contents of their respective dividend policies, could be impacted by a range of changes imposed by the Dodd-Frank Act, many of which will require implementing rules to become effective.

See “Dividends” under “Part II – Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities – Dividends” and “Parent Company” under “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

Capital

We are required to comply with the capital adequacy standards established by the Federal Reserve Board and our bank subsidiary must comply with similar capital adequacy standards established by the FDIC. As a financial holding company, we and our bank subsidiary are required to maintain capital levels required for a well capitalized institution, as defined in “Prompt Corrective Action” below.

Our Capital Requirements

The Federal Reserve Board adopted guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company or financial holding company and in analyzing applications to it under the Bank Holding Company Act. These guidelines include quantitative measures that assign risk weightings to assets and off-balance sheet items and that define and set minimum regulatory capital requirements. All bank holding companies are required to maintain Tier 1 Capital of at least 4 percent of risk-weighted assets and off-balance sheet items, Total Capital (the sum of Tier 1 Capital and Tier 2 Capital) of at least 8 percent of risk-weighted assets and off-balance sheet items and Tier 1 Capital of at least 4 percent of adjusted quarterly average assets.

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

This regulatory capital framework is expected to change in important respects as a result of the Dodd-Frank Act and a separate, international regulatory capital initiative known as “Basel III.” In particular, the current risk-based capital guidelines that apply to Synovus and its subsidiary bank are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (“BCBS”), a committee of central banks and bank supervisors. The Basel I standards to which U.S. banks and bank and financial holding companies are subject were implemented by the Federal Reserve. In 2008, the Federal Reserve began to phase-in capital standards based on the BCBS’ second capital accord, referred to as Basel II, for large or “core” international banks (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements. In December 2010, BCBS finalized new regulatory capital standards, known as Basel III. These standards, which are aimed at capital reform, seek to further strengthen financial institutions’ capital positions by mandating a higher minimum level of common equity to be held, along with a capital conservation buffer to withstand future periods of stress. The Basel III regime does not supplant Basel II, however. The Basel II requirements focus on the appropriate allocation of capital to bank assets based on credit risk. Basel III addresses the quality of capital and introduces new capital requirements but does not purport to overrule the credit risk-based standards of Basel II.

As of December 31, 2010, our Tier 1 common equity is in excess of the minimum common equity and additional conservation buffer stipulated by these newly proposed requirements. Regardless, complying with these new capital requirements will likely affect our operations, and the extent to which we will be affected will be known with more certainty once additional clarity is provided on the underlying details of these new requirements. These new requirements have been endorsed by the U.S. banking regulators, but have not yet been translated by the regulators into official regulation for U.S. financial institutions. It is anticipated that the regulators will adopt new regulatory capital requirements similar to those proposed by the BCBS, and the new requirements are anticipated to be phased-in for U.S. financial institutions beginning in 2013. It is widely anticipated that the capital requirements for most bank and financial holding companies, as well as for most insured depository institutions, will increase, although the nature and amounts of the increase have not yet been specified.

Synovus Bank’s Capital Requirements

To be well-capitalized, Synovus Bank must generally maintain a Total Capital (the sum of Tier 1 Capital and Tier 2 Capital) ratio of 10 percent or greater, a Tier 1 Capital ratio of 6 percent or greater, and a leverage ratio of 5 percent or greater. For the purposes of these tests, Tier 1 Capital consists of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles. Tier 2 Capital consists of non-qualifying preferred stock, certain types of debt and the eligible portion of the allowance for loan losses.

In measuring the adequacy of capital, assets are weighted for risk at rates that generally range from zero percent to 100 percent. Certain assets, such as most cash instruments and U.S. Treasury securities, have a zero risk weighting. Others, such as certain commercial and consumer loans, have a 100 percent risk weighting. Risk weightings are also assigned for off-balance sheet items such as unfunded loan commitments. The various items are multiplied by the appropriate risk-weighting to determine risk-adjusted assets for the capital calculations. For the leverage ratio mentioned above, assets are not risk-weighted.

Capital Ratios

Certain regulatory capital ratios for Synovus and Synovus Bank as of December 31, 2010 are shown in the following table.

Table 6 – Capital Ratios as of December 31, 2010
	Regulatory Minimums	Regulatory Minimums to be Well- Capitalized	Synovus	Synovus Bank
Tier 1 capital ratio	4.0%	6.0%	12.79%	13.07%
Total risk-based capital ratio	8.0	10.0	16.45	14.34
Leverage ratio	4.0	5.0	9.44	9.57

Synovus Bank entered into a memorandum of understanding with the FDIC and the Georgia Department of Banking and Finance following the Charter Consolidation and has agreed to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulation as follows: Tier 1 capital to total average assets (leverage ratio) – 8% and total capital to risk-weighted assets (total risk-based capital ratio) – 10%. See “Part I – Item 1A. Risk Factors – We presently are subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our common stock” of this Report.

See Note 14 of Notes to Consolidated Financial Statements in this Report and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition of Results of Operations – Capital Resources” of this Report for additional information on the calculation of capital ratios for Synovus and Synovus Bank.

Prompt Corrective Action for Undercapitalization

The Federal Deposit Insurance Corporation Improvement Act established a system of prompt corrective action to resolve the problems of undercapitalized insured depository institutions. Under this system, the federal banking regulators are required to rate insured depository institutions on the basis of five capital categories as described below. The federal banking regulators are also required to take mandatory supervisory actions and are authorized to take other discretionary actions, with respect to insured depository institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the insured depository institution is assigned. Generally, subject to a narrow exception, the Federal Deposit Insurance Corporation Improvement Act requires the banking regulator to appoint a receiver or conservator for an insured depository institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. Under the regulations, all insured depository institutions are assigned to one of the following capital categories:

•	Well Capitalized – The insured depository institution exceeds the required minimum level for each relevant capital measure. A well capitalized insured depository institution is one (1) having a total risk-based capital ratio of 10 percent or greater, (2) having a Tier 1 risk-based capital ratio of 6 percent or greater, (3) having a leverage capital ratio of 5 percent or greater, and (4) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•

Adequately Capitalized – The insured depository institution meets the required minimum level for each relevant capital measure. An adequately capitalized insured depository institution is one (1) having a total risk-based capital ratio of 8 percent or greater, (2) having a Tier 1 risk-based capital ratio of 4% or greater, and (3) having a leverage capital ratio of 4 percent or greater or a leverage capital ratio of 4 percent or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

•

Undercapitalized – The insured depository institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized insured depository institution is one (1) having a total risk-based capital ratio of less than 8 percent, (2) having a Tier 1 risk-based capital ratio of less than 4 percent, or (3) a leverage capital ratio of less than 4 percent, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 4 percent.

•

Significantly Undercapitalized – The insured depository institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized insured depository institution is one (1) having a total risk-based capital ratio of less than 6 percent, (2) a Tier 1 risk-based capital ratio of less than 3 percent, or (3) a leverage capital ratio of less than 3 percent.

•

Critically Undercapitalized – The insured depository institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2 percent.

The regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines (1) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (2) that the institution has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. Supervisory actions by the appropriate federal banking regulator depend upon an institution’s classification within the five categories. Our management believes that we and our bank subsidiary have the requisite capital levels to qualify as well capitalized institutions under the Federal Deposit Insurance Corporation Improvement Act regulations. See Note 14 of Notes to Consolidated Financial Statements in “Part II – Item 8” of this Report.

The Federal Deposit Insurance Corporation Improvement Act generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. See “– Dividends.” Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

Deposit Insurance and Assessments

Deposits at our banks are insured by the Deposit Insurance Fund as administered by the FDIC, up to the applicable limits established by law.

In February 2009, the FDIC adopted a long-term deposit insurance fund (“DIF”) restoration plan as well as an additional emergency assessment for 2009. The restoration plan increases base assessment rates for banks in all risk categories with the goal of raising the DIF reserve ratio from its current .40% to 1.15% within seven years. Banks in the best risk category paid initial base rates ranging from 12 to 16 basis points of assessable deposits beginning April 1, 2009. Additionally, the FDIC adopted a final rule imposing a special emergency assessment on all financial institutions of 5 basis points of total assets minus Tier 1 capital as of June 30, 2009. Our special emergency assessment totaled $16.2 million and was paid on September 30, 2009. The FDIC is also permitted to impose an emergency special assessment after June 30, 2009 of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. The FDIC has not to date imposed such an assessment. The increase in assessments by the FDIC could have a material adverse effect on our earnings. In addition, the FDIC collects The Financing Corporation (FICO) deposit assessments on assessable deposits. FICO assessments are set quarterly, and in 2010 ranged from 1.06 (annual) basis points in the first quarter to 1.04 (annual) basis points in the second, third and fourth quarters. Our subsidiary bank pays the deposit insurance assessment, less any offset available by means of assessment credits, and pay the quarterly FICO assessments.

Effective November 21, 2008 and until December 31, 2010, the FDIC expanded deposit insurance limits for certain accounts under the Temporary Liquidity Guarantee Program. Provided an institution has not opted out of the Program, the FDIC would fully guarantee funds deposited in non-interest bearing transaction accounts, including (i) Interest on Lawyer Trust Accounts, or IOLTA accounts, and (ii) negotiable order of withdrawal, or NOW accounts, with rates no higher than 0.50 percent through June 30, 2010 and no higher than 0.25 percent after June 30, 2010 if the institution has committed to maintain the interest rate at or below that rate. In conjunction with the increased deposit insurance coverage, insurance assessments also increased. In addition, the Dodd-Frank Act provides temporary, unlimited deposit insurance for all noninterest-bearing transaction accounts. In January 2011, the FDIC’s issued final rules implementing this provision of the Dodd-Frank Act by including IOLTAs within the definition of a noninterest-bearing transaction account. Per the FDIC’s final rules, all funds held in IOLTA accounts, together with all other noninterest-bearing transaction account deposits, are fully insured, without limit, from December 31, 2010, through December 31, 2012.

On November 12, 2009, the FDIC imposed a requirement on all financial institutions to prepay three years of FDIC insurance premiums. On December 30, 2009, Synovus prepaid $188.9 million of FDIC insurance premiums for the next three years. On December 31, 2010, Synovus prepaid FDIC insurance premiums totaled approximately $130.9 million, representing estimated insurance premiums for the next two years.

The Dodd-Frank Act directs the FDIC to amend its regulations to re-define the method of calculation of an insured depository institution’s insurance fund assessment, changing the calculation from being based on domestic deposits to one that is based on asset size. Specifically, the Dodd-Frank Act requires the assessment base to be an amount equal to the average consolidated total assets of the insured depository institution during the assessment period, minus the sum of the average tangible equity of the insured depository institution during the assessment period and an amount the FDIC determines is necessary to establish assessments consistent with the risk-based assessment system found in the Federal Deposit Insurance Act. The FDIC has issued final rules outlining this new insurance assessment methodology, which will impact the amount of Synovus Bank’s insurance assessment.

With respect to brokered deposits, an insured depository institution must be well-capitalized in order to accept, renew or roll over such deposits without FDIC clearance. An adequately capitalized insured depository institution must obtain a waiver from the FDIC in order to accept, renew or roll over brokered deposits. Undercapitalized insured depository institutions generally may not accept, renew or roll over brokered deposits. See the “Deposits” section of “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

Dodd-Frank Act; Future Changes to Legal Framework

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which will substantially change the regulatory framework under which we operate over the next several years. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies. Among the provisions that may affect the operations of Synovus or Synovus Bank are the following:

•	Creation of the Bureau of Consumer Financial Protection with centralized authority for consumer protection in the banking industry.

•	New limitations on federal preemption.

•	Application of new regulatory capital requirements, including changes to leverage and risk-based capital standards and changes to the components of permissible tiered capital.

•	Requirement that the company and its subsidiary bank be well capitalized and well managed in order to engage in activities permitted for financial holding companies.

•	Changes to the assessment base for deposit insurance premiums.

•	Making permanent the $250,000 limit for federal deposit insurance and provide unlimited insurance coverage for noninterest-bearing demand transaction accounts.

•	Repeal of the prohibition on the payment of interest on demand deposits, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Restrictions on compensation, including a prohibition on incentive-based compensation arrangements that encourage inappropriate risk by taking covered financial institutions and are deemed to be excessive, or that may lead to material losses.

Some of these and other major changes could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. Many of these provisions became effective upon enactment of the Dodd-Frank Act, while others are subject to further study, rule making, and the discretion of regulatory bodies. We cannot predict the effect that compliance with the Dodd-Frank Act or any implementing regulations will have on Synovus’ businesses or its ability to pursue future business opportunities. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect Synovus’ business, financial condition or results of operations. See “Part 1 – Item 1A. Risk Factors – Regulation of the financial services industry is undergoing major changes, and future legislation could increase our cost of doing business or harm our competitive position” of this Report.

Additional changes to the laws and regulations applicable to us are frequently proposed at both the federal and state levels. The likelihood, timing, and scope of any such change and the impact any such change may have on us are impossible to determine with any certainty.

Consumer Protection Regulations

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

The Federal Reserve and FDIC have recently enacted consumer protection regulations related to automated overdraft payment programs offered by financial institutions. In November 2009, the Federal Reserve amended its Regulation E to prohibit financial institutions, including Synovus Bank, from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The Regulation E amendments also require financial institutions to provide consumers with a notice that explains the financial institution’s overdraft services, including the fees associated with the service and the consumer’s choices. The amendments to Regulation E became effective on August 1, 2010.

In November 2010, the FDIC supplemented the Regulation E amendments by requiring FDIC-supervised institutions, including Synovus Bank, to implement additional changes relating to automated overdraft payment programs by July 1, 2011. The most significant of these changes require financial institutions to monitor overdraft payment programs for “excessive or chronic” customer use and undertake “meaningful and effective” follow-up action with customers that overdraw their accounts more than six times during a rolling 12-month period. The additional guidance also imposes daily limits on overdraft charges, requires institutions to review and modify check-clearing procedures, prominently distinguish account balances from available overdraft coverage amounts and requires increased board and management oversight regarding overdraft payment programs.

Many of the foregoing laws and regulations are subject to change resulting from the provisions in the Dodd-Frank Act, which in many cases calls for revisions to implementing regulations. In addition, oversight responsibilities of these and other consumer protection laws and regulations will, in large measure, transfer from the bank’s primary regulator to the Bureau of Consumer Financial Protection. We cannot predict the effect that being regulated by a new, additional regulatory authority focused on consumer financial protection, or any new implementing regulations or revisions to existing regulations that may result from the establishment of this new authority, will have on Synovus’ businesses. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect Synovus’ business, financial condition or results of operations. See “Part 1 – Item 1A. Risk Factors – Regulation of the financial services industry is undergoing major changes, and future legislation could increase our cost of doing business or harm our competitive position” of this Report.

In addition, our subsidiary bank may also be subject to certain state laws and regulations designed to protect consumers.

Anti-Money Laundering; USA PATRIOT Act; Office of Foreign Assets Control

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

The USA PATRIOT Act amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. The statute also creates enhanced information collection tools and enforcement mechanics for the U.S. government, including: (1) requiring standards for verifying customer identification at account opening; (2) promulgating rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (3) requiring reports by nonfinancial trades and businesses filed with the Treasury’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (4) mandating the filing of suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations. The statute also requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.

The Federal Bureau of Investigation may send bank regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. Our banks can be requested to search their records for any relationships or transactions with persons on those lists and may be required to report any identified relationships or transactions. Furthermore, the Office of Foreign Assets Control, or OFAC, is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must freeze such account, file a suspicious activity report and notify the appropriate authorities.

Commitments to Subsidiary Bank

Under the Federal Reserve Board’s policy, we are expected to serve as a source of financial strength to Synovus Bank and to commit resources to support Synovus Bank in circumstances when we might not do so absent such policy. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary. Further, the Federal Reserve Board has discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that any such divestiture may aid the depository institution’s financial condition. In addition, any capital loans by us to our subsidiary bank would be subordinate in right of payment to depositors and to certain other indebtedness of the bank. Notably, the Dodd-Frank Act has codified the Federal Reserve’s “source of strength” doctrine, which is scheduled to become effective in 2011. In addition to the foregoing requirements, the Dodd-Frank Act’s new provisions authorize the Federal Reserve to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company’s compliance with these obligations.

If we were to enter bankruptcy or become subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by us to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment. In addition, the FDIC provides that any insured depository institution generally will be liable for any loss incurred by the FDIC in connection with the default of, or any assistance provided by the FDIC to, a commonly controlled insured depository institution. Synovus Bank is an FDIC-insured depository institution and thus subject to these requirements.

Transactions with Affiliates and Insiders

A variety of legal limitations restrict our subsidiary bank from lending or otherwise supplying funds or in some cases transacting business with us or our non-bank subsidiaries. Synovus Bank is subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A places limits on the amount of covered transactions which include loans or extensions of credit to, investments in or certain other transactions with, affiliates as well as the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited to 10 percent of the bank’s capital and surplus for any one affiliate and 20 percent for all affiliates. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements ranging from 100 to 130 percent. Also, the bank is prohibited from purchasing low quality assets from any of its affiliates.

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

Regulatory Examinations

Federal and state banking agencies require us and our subsidiary bank to prepare annual reports on financial condition and to conduct an annual audit of financial affairs in compliance with minimum standards and procedures. Synovus Bank, and in some cases we and our nonbank affiliates, must undergo regular on-site examinations by the appropriate banking agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. The cost of examinations may be assessed against the examined institution as the agency deems necessary or appropriate.

Community Reinvestment Act

The Community Reinvestment Act requires the FDIC to evaluate the record of Synovus Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These evaluations are considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could result in additional requirements and limitations on the bank.

Commercial Real Estate Lending

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

Branching

The Dodd-Frank Act substantially amended the legal framework that had previously governed interstate branching activities. Formerly, under the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994, a bank’s ability to branch into a particular state was largely dependent upon whether the state “opted in” to de novo interstate branching. Many states did not “opt-in,” which resulted in branching restrictions in those states. The Dodd-

Frank Act removed the “opt-in” concept and permits banks to engage in de novo branching outside of their home states, provided that the laws of the target state permit banks chartered in that state to branch within that state. Accordingly, de novo interstate branching by Synovus Bank is subject to these new standards. All branching in which Synovus Bank may engage remains subject to regulatory approval and adherence to applicable legal and regulatory requirements.

Anti-Tying Restrictions

In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for them on the condition that (1) the customer obtain or provide some additional credit, property, or services from or to the bank or bank holding company or their subsidiaries, or (2) the customer not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. A bank may, however, offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products. Also, certain foreign transactions are exempt from the general rule.

Privacy and Credit Reporting

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

Synovus Bank utilizes credit bureau data in underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act and Regulation V on a uniform, nationwide basis, including credit reporting, prescreening, and sharing of information between affiliates and the use of credit data. The Fair and Accurate Credit Transactions Act, which amended the Fair Credit Reporting Act, permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of that Act.

Enforcement Powers

Synovus Bank and its “institution-affiliated parties,” including management, employees, agents, independent contractors and consultants, such as attorneys and accountants and others who participate in the conduct of the institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. Violations can include failure to timely file required reports, filing false or misleading information or submitting inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations and criminal penalties for some financial institution crimes may include imprisonment for 20 years. Regulators have flexibility to commence enforcement actions against institutions and institution-affiliated parties, and the FDIC has the authority to terminate deposit insurance. When issued by a banking agency, cease-and-desist and similar orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering agency. The federal banking agencies also may remove a director or officer from an insured depository institution (or bar them from the industry) if a violation is willful or reckless.

We have entered into a memorandum of understanding with the Federal Reserve Bank of Atlanta and the Banking Commissioner of the State of Georgia, pursuant to which we agreed to implement plans that are intended to, among other things, minimize credit losses and reduce the amount of our problem assets, limit and manage our concentrations in commercial real estate loans, improve our credit risk management and related policies and procedures, address liquidity management and current and future capital requirements, strengthen enterprise risk management practices, and provide for succession planning for key corporate and regional management positions. Additionally, Synovus Bank is presently subject to a memorandum of understanding with the Georgia Commissioner and the FDIC that is substantially similar in substance and scope to the holding company memorandum of understanding described above, and Synovus Bank is presently also subject to a memorandum of understanding with the Georgia Commissioner and the FDIC relating to its subsidiary, Synovus Mortgage. See “Part I – Item 1A. Risk Factors – We are presently subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our common stock” of this Report.

Monetary Policy and Economic Controls

The earnings of our bank subsidiary, and therefore our earnings, are affected by the policies of regulatory authorities, including the monetary policy of the Federal Reserve Board. An important function of the Federal Reserve Board is to promote orderly economic growth by influencing interest rates and the supply of money and credit. Among the methods that have been used to achieve this objective are open market operations in U.S. government securities, changes in the discount rate for bank borrowings, expanded access to funds for nonbanks and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits. Recently, in response to the financial crisis, the Federal Reserve Board has created several innovative programs to stabilize certain financial institutions and to ensure the availability of credit.

The effects of the various Federal Reserve Board policies on our future business and earnings cannot be predicted. We cannot predict the nature or extent of any effects that possible future governmental controls or legislation might have on our business and earnings.

Depositor Preference Statute

Federal law provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution are afforded priority over other general unsecured claims against such institution, including federal funds and letters of credit, in the liquidation or other resolution of the institution by any receiver.

TARP Regulations

EESA and ARRA

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

On June 10, 2009, under the authority granted to it under ARRA and EESA, the Treasury issued an interim final rule under Section 111 of EESA, as amended by ARRA, regarding compensation and corporate governance restrictions that would be imposed on TARP recipients, effective June 15, 2009. As a TARP recipient with currently outstanding TARP obligations, we are subject to the compensation and corporate governance restrictions and requirements set forth in the interim final rule, which, among other things: (1) prohibit us from paying or accruing bonuses, retention awards or incentive compensation, except for certain long-term stock awards, to our senior executives and next 20 most highly compensated employees; (2) prohibit us from making severance payments to any of our senior executive officers or next five most highly compensated employees; (3) require us to conduct semi-annual risk assessments to assure that our compensation arrangements do not encourage “unnecessary and excessive risks” or the manipulation of earnings to increase compensation; (4) require us to recoup or “clawback” any bonus, retention award or incentive compensation paid by us to a senior executive officer or any of our next 20 most highly compensated employees, if the payment was based on financial statements or other performance criteria that are later found to be materially inaccurate; (5) prohibit us from providing tax gross-ups to any of our senior executive officers or next 20 most highly compensated employees; (6) require us to provide enhanced disclosure of perquisites, and the use and role of compensation consultants; (7) required us to adopt a corporate policy on luxury and excessive expenditures; (8) require our chief executive officer and chief financial officer to provide period certifications about our compensation practices and compliance with the interim final rule; (9) require us to provide enhanced disclosure of the relationship between our compensation plans and the risk posed by those plans; and (10) require us to provide an annual non-binding shareholder vote, or “say-on-pay” proposal, to approve the compensation of our executives, consistent with regulations promulgated by the SEC. On January 12, 2010, the SEC adopted final regulations setting forth the parameters for such say-on pay proposals for public company TARP participants.

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

Capital Purchase Program

On October 14, 2008 the U.S. Treasury, or Treasury, announced that, pursuant to the Emergency Economic Stabilization Act, it was implementing a voluntary program known as the “Capital Purchase Program”, or “CPP”, pursuant to which eligible financial institutions could raise capital by selling preferred stock directly to the U.S. Government. The purpose of the Capital Purchase Program was to encourage U.S. financial institutions to build capital to, among other things, increase the flow of financing to U.S. businesses and consumers and support the U.S. economy, and was also intended to prevent additional failures of financial institutions. Synovus applied for the maximum investment available under the CPP (equal to 3% of risk-weighted assets), noting that this additional capital would be used to provide (1) strength against worse than expected economic conditions; (2) more flexibility in disposing of problem assets to strengthen our balance sheet; (3) capacity to invest in our local economies through lending; (4) ability to work with homeowners in mortgage workouts; and (5) participation in government directed acquisitions of banks or assets, and, as permitted, opportunistic acquisition transactions. Our application to participate in the CPP was approved by Treasury on November 14, 2008.

On December 19, 2008, Synovus consummated the CPP investment and issued to Treasury 967,870 shares of Synovus’ Fixed Rate Cumulative Perpetual Preferred Stock, Series A without par value (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total price of $967,870,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. Synovus has timely paid all dividends on the Series A Preferred Stock. We may not redeem the Series A Preferred Stock during the first three years except with the proceeds from a “qualified equity offering.” After February 15, 2012, we may, at our option and with the consent of the Federal Deposit Insurance Corporation, redeem, in whole or in part, the Series A Preferred Stock at the liquidation amount per share plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting. However, if we fail to pay dividends on the Series A Preferred Stock for an aggregate of six quarterly periods, whether or not consecutive, our number of authorized directors shall be increased by two and the holders of the Series A Preferred Stock shall have the right to elect two directors. In addition, the consent of the holders of 66  2/3% of the Series A Preferred Stock is required to authorize or create any stock ranking senior to the Series A Preferred Stock, for any amendment to our certificate of incorporation that adversely affects the rights or preferences of the holders of the Series A Preferred Stock and for consummation of certain business combinations.

As part of its purchase of the Series A Preferred Stock, we also issued the Treasury a warrant (the “Warrant”) to purchase up to 15,510,737 shares of our Common Stock at an initial per share exercise price of $9.36. The Warrant provides for the adjustment of the exercise price and the number of shares of our Common Stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of our Common Stock, and upon certain issuances of our Common Stock at or below a specified price relative to the initial exercise price. The Warrant expires on December 19, 2018. On January 20, 2009, we filed a shelf registration statement with the SEC to register the resale by Treasury of the Series A Preferred Stock, the Warrant and the shares of Common Stock underlying the Warrant. In addition, if the shelf registration statement is unavailable and we are requested by Treasury to do so, we may be obligated to file a registration statement covering an underwritten offering of these securities.

Prior to December 19, 2011, unless we have redeemed the Series A Preferred Stock or the Treasury has transferred the Series A Preferred Stock to a third party, the consent of the Treasury will be required for us to (1) declare or pay any dividend or make any distribution on our common stock, par value $1.00 per share (“Common Stock”) (other than regular quarterly cash dividends of not more than $0.06 per share) or (2) redeem, repurchase or acquire our Common Stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other limited circumstances. A consequence of the Series A Preferred Stock purchase includes certain restrictions on executive compensation that could limit the tax deductibility of compensation we pay to executive management. See “– Supervision, Regulation and Other Factors – TARP Regulations” for a more detailed description of the compensation and corporate governance restrictions that are applicable to us and other CPP participants.

To date, we have utilized our CPP capital to contribute capital to Synovus Bank and its predecessors and purchase certain classified assets from Synovus Bank. While our subsidiary banks have been consolidated into one subsidiary bank, Synovus Bank, our employment of the CPP capital we received has facilitated the ability of Synovus Bank and its predecessors to continue to extend loans to customers in its local banking communities.

Other Regulatory Matters

Synovus and its subsidiaries and affiliates are subject to numerous examinations by federal and state banking regulators, as well as the SEC, the FINRA, the NYSE and various state insurance and securities regulators. Synovus and its subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state insurance commissions and state attorneys general, securities regulators and other regulatory authorities, concerning their business practices. Such requests are considered incidental to the normal conduct of business.

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

This section highlights the material risks that we currently face. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations or the trading price of our securities.

The current and further deterioration in the residential construction and commercial development real estate markets may lead to increased non-performing assets in our loan portfolio and increased provision expense for losses on loans, which could have a material adverse effect on our capital, financial condition and results of operations.

Since the third quarter of 2007, the residential construction and commercial development real estate markets have experienced a variety of difficulties and challenging economic conditions. Our non-performing assets were $1.28 billion at December 31, 2010, compared to $1.83 billion at December 31, 2009 and $1.17 billion at December 31, 2008. While recent economic data suggests that overall economic conditions are improving, if market conditions remain poor or further deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the fair value of our non-performing assets, the loss severities of loans in default, and the fair value of real estate owned. We also may realize additional losses in connection with our disposition of non-performing assets. Poor economic conditions could result in decreased demand for residential housing, which, in turn, could adversely affect the development and construction efforts of residential real estate developers. Consequently, such economic downturns could adversely affect the ability of such residential real estate developer borrowers to repay these loans and the value of property used as collateral for such loans. A sustained weak economy could also result in higher levels of non-performing loans in other categories, such as commercial and industrial loans, which may result in additional losses. Management continually monitors market conditions and economic factors throughout our footprint for indications of change in other markets. If these economic conditions and market factors negatively and/or disproportionately affect some of our larger loans, then we could see a sharp increase in our total net-charge offs and also be required to significantly increase our allowance for loan losses. Any further increase in our non-performing assets and related increases in our provision expense for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

Our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expenses, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans, as described under Note 7 of Notes to Consolidated Financial Statements in this Report and under “Critical Accounting Policies Allowance for Loan Losses” under “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. The allowance, in the judgment of management, is established to reserve for estimated loan losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, risk ratings, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.

Because the risk rating of the loans is inherently subjective and subject to changes in the borrower’s credit risk profile, evolving local market conditions and other factors, it can be difficult for us to predict the effects that those factors will have on the classifications assigned to the loan portfolio, and thus difficult to anticipate the velocity or volume of the migration of loans through the classification process and effect on the level of the allowance for loan losses. Accordingly, we monitor our credit quality and our reserve requirements and use that as a basis for capital planning and other purposes. See “Liquidity” and “Capital Resources” under “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

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

In light of current market conditions, we regularly reassess the creditworthiness of our borrowers and the sufficiency of our allowance for loan losses. Our allowance for loan losses was $703.5 million, or 3.26% of total loans at December 31, 2010 compared to $943.7 million, or 3.72% of total loans at December 31, 2009. We recorded a provision for loan losses during the year ended December 31, 2010 of $1.13 billion compared to a $1.81 billion provision for loan losses for the year ended December 31, 2009, both of which are significantly higher than historical levels. We also charged-off approximately $1.37 billion in loans, net of recoveries, during the year ended December 31, 2010, compared to $1.46 billion in loans, net of recoveries, during the year ended December 31, 2009, both of which were also significantly higher than in previous periods.

Even though our credit trends showed improvement during 2010 compared to the prior two years, we expect that our levels of non-performing assets will remain at elevated levels in the foreseeable future as the deterioration in the credit and real estate markets causes borrowers to default. Further, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, likely will be negatively affected by the downturn in the real estate market, and therefore may result in an inability to realize a full recovery in the event that a borrower defaults on a loan. In addition, as we execute our previously announced strategy to dispose of non-performing assets, we will realize additional future losses if the proceeds we receive upon disposition of assets are less than the recorded carrying value of such assets. Any additional non-performing assets, loan charge-offs, increases in the provision for loan losses or any inability by us to realize the full value of underlying collateral in the event of a loan default, could negatively affect our business, financial condition, and results of operations and the price of our securities.

We will realize additional future losses if our levels of non-performing assets do not moderate and if the proceeds we receive upon liquidation of assets are less than the carrying value of such assets.

In 2009, we announced a strategy to aggressively dispose of non-performing assets, and our refreshed strategic plan includes specific goals around, among other things, reduction of non-performing asset levels. During each of 2009 and 2010, we completed sales of approximately $1.2 billion of ORE, problem loans and potential problem loans, and we presently expect to continue our sales of distressed assets during 2011. The actual volume of future distressed asset sales could increase based on regulatory directives, the level of migration of performing loans to problem loan status, as well as opportunities to sell such assets, thus resulting in higher credit costs. Conversely, the continuing weakness in the residential and commercial real estate markets may negatively impact our ability to dispose of distressed assets, and may result in higher credit losses on sales of distressed assets. Non-performing assets are recorded on our financial statements at the estimated fair value, which considers management’s plans for disposition. We will realize additional future losses if the proceeds we receive upon dispositions of assets are less than the recorded carrying value of such assets. If market conditions continue to decline, the magnitude of losses we may realize upon the disposition of non-performing assets may increase, which could materially adversely affect our business, financial condition and results of operations.

We may not realize the expected benefits from our 2011 – 2013 strategic plan.

In the second half of 2010 Synovus announced an update of its three-year strategic plan to address these challenges and define strategies for expense reduction, streamlining of processes and long-term growth initiatives. The plan’s key strategic elements are focused on the following areas:

•	enhancing the sales and service approach for targeted customer segments;

•	aligning the cost structure with the current size of the organization; and

•	enhancing the customer experience by streamlining processes.

The plan’s stated goals include significant declines in non-performing assets and potential problem loan levels, a further reduction in CRE loan concentration, and substantial growth in the C&I loan portfolio. The goals also include substantial cost reductions and capital ratios that exceed regulatory requirements and position Synovus favorably among its peers.

In January 2011, Synovus identified and announced efficiency and growth initiatives implementing the updated strategic plan, including the following:

•

Efficiency initiatives expected to generate an estimated $100 million in annual expense savings by the end of 2012, with approximately $75 million of these savings to be realized in 2011. The announced $100 million in annual expense savings will be achieved primarily through the reduction of approximately 850 positions during 2011 across our five-state footprint and through the closing of 39 branches.

•

Enhancements to Synovus’ Large Corporate Banking initiative, including the addition of syndicated credit program expertise and realignment of existing personnel, designed to utilize Synovus’ relationship-based delivery model approach to build relationships with larger commercial customers across Synovus’ five-state footprint and connect more commercial customers with Synovus’ full suite of specialized commercial banking products and services, including private banking, treasury management, asset-based lending, insurance, and wealth management.

•	Streamlining of processes and enhanced product offerings and technology to improve the customer experience and reduce operating inefficiencies.

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

If economic conditions worsen or regulatory capital rules are modified, we may be required to undertake additional strategic initiatives to improve our capital position.

During 2009 and 2010, Synovus announced and executed a number of strategic capital initiatives to bolster our capital position against credit deterioration and to provide additional capital as Synovus pursued its aggressive asset disposition strategy. As of December 31, 2010, Synovus’ Tier 1 capital ratio was 12.79%, our Tier 1 Common Equity Ratio was 8.63%, and Synovus and Synovus Bank were considered “well capitalized” under current regulatory standards. See “Part I – Item 1 – Business, Supervision, Regulation and Other Factors – Prompt Corrective Action” of this Report for a discussion of the definition of “well capitalized.” This regulatory capital framework is expected to change in important respects as a result of the Dodd-Frank Act and a separate, international regulatory capital initiative known as “Basel III.” In December 2010, BCBS finalized new regulatory capital standards, known as Basel III, which are aimed at capital reform, seek to further strengthen financial institutions’ capital positions by mandating a higher minimum level of common equity to be held, along with a capital conservation buffer to withstand future periods of stress. At present, our Tier 1 common equity is in excess of the minimum common equity and additional conservation buffer stipulated by these newly proposed requirements. Regardless, complying with these new capital requirements will likely affect our operations, and the extent to which we will be affected will be known with more certainty once additional clarity is provided on the underlying details of these new requirements. These new requirements have been endorsed by the U.S. banking regulators, but have not yet been translated by the regulators into official regulation for U.S. financial institutions. It is anticipated that the regulators will adopt new regulatory capital requirements similar to those proposed by the BCBS and the new requirements are anticipated to be phased-in for U.S. financial institutions beginning in 2013. It is widely anticipated that the new capital requirements brought about by the implementation of the Dodd-Frank Act and Basel III for most bank and financial holding companies, as well as for most insured depository institutions, will increase, although the nature and amounts of the increase have not yet been specified.

Synovus continually monitors its capital position particularly as capital is impacted by current economic conditions, actual performance against forecasted credit losses, peer capital levels, and regulatory capital standards and pressures, and engages in regular discussions with its regulators regarding capital at both Synovus and Synovus Bank. If economic conditions or other factors worsen to a materially greater degree than the assumptions underlying management’s current internal assessment of our capital position or if minimum regulatory capital requirements for us or our subsidiary bank increase as the result of legislative changes or informal or formal regulatory directives, then we would be required to pursue one or more additional capital improvement strategies, including, among others, balance sheet optimization strategies, asset sales, and/or the sale of securities to one or more third parties. Given the current economic and market conditions and our recent financial performance and related credit ratings, there can be no assurance that any such transactions will be available to us on favorable terms, if at all, or that we would be able to realize the anticipated benefits of such transactions. We also cannot predict the effect that these transactions would have on the market price of our common stock. In addition, if we issue additional equity securities in these transactions, including options, warrants, preferred stock or convertible securities, such newly issued securities could cause significant dilution to the holders of our common stock.

Further adverse changes in our credit rating could increase the cost of our funding from the capital markets.

During the second quarter of 2009, Moody’s Investors Service, Standard and Poor’s Ratings Services and Fitch Ratings downgraded our long term debt to below investment grade. On April 23, 2010, Moody’s Investor Service issued a further downgrade. The ratings agencies regularly evaluate us and Synovus Bank, and their ratings of our long-term debt are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. In light of the continuing difficulties in the financial services industry and the housing and financial markets, there can be no assurance that we will not receive additional adverse changes in our ratings, which could adversely affect the cost and other terms upon which we are able to obtain funding and the way in which we are perceived in the capital markets. We cannot predict whether existing customer relationships or opportunities for future relationships could be further affected by customers who choose to do business with a higher rated institution.

We may be unable to access historical and alternative sources of liquidity, which could adversely affect our overall liquidity.

Liquidity represents the extent to which we have readily available sources of funding needed to meet the needs of our depositors, borrowers and creditors, to support asset growth, to maintain reserve requirements, and to otherwise sustain our operations and the operations of our subsidiary bank. Synovus Bank primarily generates liquidity from earnings and deposits. In the current competitive environment, customer confidence is a critical element in growing and retaining deposits. In this regard, Synovus Bank’s asset quality could play a larger role in the stability of the deposit base. In the event asset quality declines significantly from its current level, Synovus Bank’s ability to grow and retain deposits could be diminished. As a result of the Charter Consolidation, we are unable to continue to offer our Synovus® Shared Deposit products. See “Deposits” and “Capital Resources and Liquidity” under “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. While we intend to continue aggressively pursuing retention of this deposit base, there can be no assurance that the remaining shared deposits will remain on deposit at Synovus Bank. The possibility of this deposit outflow could adversely impact Synovus Bank’s liquidity.

We must maintain adequate liquidity at the holding company level for various operating needs, including the servicing of debt, the payment of general corporate expenses, and the payment of dividends to shareholders. In addition to our ordinary course liquidity needs, current conditions in the public markets for bank holding companies, dividend payments on our Series A Preferred Stock, and capital needs of our subsidiary bank have put additional pressure on our liquidity. The primary source of liquidity at the holding company level is dividends from Synovus Bank. Synovus has not had positive earnings since 2007. Synovus Bank is currently subject to a memorandum of understanding that prohibits it from paying any cash dividends to us without regulatory approval. In addition to dividends from Synovus Bank, we have historically had access to a number of alternative sources of liquidity, including the capital markets, but there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all. If our access to these traditional and alternative sources of liquidity is diminished or only available on unfavorable terms and we continue to experience increased demand for liquidity at the holding company level then our overall liquidity and financial condition will be adversely affected.

Our net interest income could be negatively affected by the lower level of short-term interest rates and a decrease in total loans.

Net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense that we pay on interest-bearing liabilities, is a major component of our income. Our net interest income is our primary source of revenue from our operations. The Federal Reserve reduced interest rates on three occasions in 2007 by a total of 100 basis points, to 4.25%, and by another 400 basis points, to a range of 0% to 0.25%, during 2008. Interest rates during 2009 and 2010 have remained at the range of 0% to 0.25% as set by the Federal Reserve during 2008. A significant portion of our loans, including residential construction and development loans and other commercial loans, bear interest at variable rates. The interest rates on a significant portion of these loans decrease when the Federal Reserve reduces interest rates, which may reduce our net interest income. In addition, in order to compete for deposits in our primary market areas, we may offer more attractive interest rates to depositors, or we may have to pursue other sources of liquidity, such as wholesale funds.

Our total loans decreased to $21.6 billion as of December 31, 2010 compared to $25.4 billion as of December 31, 2009. A decrease in loans outstanding and lower realized yields on investment securities reduced our net interest income during the year ended December 31, 2010 and could cause additional pressure on net interest income in future periods. This reduction in net interest income also may be exacerbated by the high level of competition that we face in our primary market area. Any significant reduction in our net interest income could negatively affect our business and could have a material adverse impact on our capital, financial condition and results of operations.

Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results.

In managing our consolidated balance sheet, we depend on access to a variety of sources of funding to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our customers. Sources of funding available to us, and upon which we rely as regular components of our liquidity and funding management strategy, include borrowings from the Federal Home Loan Bank and brokered deposits. See “Liquidity” and “Capital Resources” under “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. We also have historically enjoyed a solid reputation in the capital markets and have been able to raise funds in the form of either short- or long-term borrowings or equity issuances. If, due to market disruptions, perceptions about our credit ratings or other factors, we are unable to access the capital markets, our capital resources and liquidity may be adversely affected.

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

Future losses will result in an additional valuation allowance for deferred tax assets. Recapture of the deferred tax asset balance (i.e., reversal of the valuation allowance) is subject to considerable judgment.

During 2009, Synovus reached a three-year cumulative pre-tax loss position. See Note 25 of Notes to Consolidated Financial Statements in this Report. Under GAAP, cumulative losses in recent years are considered significant negative evidence which is difficult to overcome in assessing the realizability of a deferred tax asset. As a result, beginning with the second quarter of 2009, Synovus no longer considers future taxable income in determining the realizability of its deferred tax assets. This required an increase in the valuation allowance for deferred tax assets of approximately $438.2 million in 2009 and $331.7 million in 2010, which adversely impacted Synovus’ results of operations for these periods.

Synovus expects to reverse the majority of the valuation allowance for deferred tax assets once it has demonstrated a sustainable return to profitability. However, the reversal of the valuation allowance is subject to considerable judgment. Additionally, even after the recovery of the deferred tax asset balance under GAAP, which would immediately benefit GAAP capital and the tangible common equity ratio, there will remain limitations on the ability to include the deferred tax assets for regulatory capital purposes. See “Income Tax Expense” under “Part II – Item 7. Management’s Discussion and Analysis of Operating Results and Financial Condition” of this Report.

Issuances or sales of common stock or other equity securities could result in an “ownership change” as defined for U.S. federal income tax purposes. In the event an “ownership change” were to occur, our ability to fully utilize a significant portion of our U.S. federal and state tax net operating losses and certain built-in losses that have not been recognized for tax purposes could be impaired as a result of the operation of Section 382 of the Internal Revenue Code of 1986, as amended.

Our ability to use certain realized net operating losses and unrealized built-in losses to offset future taxable income may be significantly limited if we experience an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). An ownership change under Section 382 generally occurs when a change in the aggregate percentage ownership of the stock of the corporation held by “five percent shareholders” increases by more than fifty percentage points over a rolling three year period. A corporation experiencing an ownership change generally is subject to an annual limitation on its utilization of pre-change losses and certain post-change recognized built-in losses equal to the value of the stock of the corporation immediately before the “ownership change,” multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation is increased each year to the extent that there is an unused limitation in a prior year. Since U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation also effectively provides a cap on the cumulative amount of pre-change losses and certain post-change recognized built-in losses that may be utilized. Pre-change losses and certain post-change recognized built in losses in excess of the cap are effectively unable to be used to reduce future taxable income. In some circumstances, issuances or sales of our stock (including any common stock or other equity issuances or debt-for-equity exchanges and certain transactions involving our stock that are outside of our control) could result in an “ownership change” under Section 382.

In April 2010, we adopted a shareholder rights plan, which provides an economic disincentive for any one person or group acting in concert to become an owner, for relevant tax purposes, of 5% or more of our stock. While adoption of the rights plan should reduce the likelihood that future transactions in our stock will result in an ownership change, there can be no assurance that the Rights Plan will be effective to deter a stockholder from increasing its ownership interests beyond the limits set by the Rights Plan or that an ownership change will not occur in the future. Furthermore, our ability to enter into future transactions may be impaired if such transactions result in an unanticipated “ownership change” under Section 382. If an “ownership change” under Section 382 were to occur, the value of our net operating losses and a portion of the net unrealized built-in losses will be impaired. Because a valuation allowance currently exists for substantially the full amount of our deferred tax assets, no additional charge to earnings would result. However, an “ownership change”, as defined above, could adversely impact our ability to recover the deferred tax asset in the future.

We presently are subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our common stock.

Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, state banking regulators, the Federal Reserve, and separately the FDIC as the insurer of bank deposits, have the authority to compel or restrict certain actions on our part if they determine that we have insufficient capital or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, our bank regulators can require us to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which we could be required to take identified corrective actions to address cited concerns, or to refrain from taking certain actions.

As a result of losses that we have incurred to date and our high level of credit losses and non-performing assets, we entered into a memorandum of understanding with the Federal Reserve Bank of Atlanta and the Georgia Commissioner pursuant to which we agreed to implement plans that are intended to, among other things, minimize credit losses and reduce the amount of our problem assets, limit and manage our concentrations in commercial real estate loans, improve our credit risk management and related policies and procedures, address liquidity management and current and future capital requirements, strengthen enterprise risk management practices, and provide for succession planning for key corporate and regional management positions and our board of directors. The memorandum of understanding also requires that we inform and consult with the Federal Reserve Board prior to declaring and paying any future dividends, and obtain the prior approval of the Federal Reserve Bank of Atlanta and the Georgia Commissioner prior to increasing the quarterly cash dividend on our common stock above $0.01 per share.

In addition, Synovus Bank is presently subject to a memorandum of understanding with the Georgia Commissioner and the FDIC that is substantially similar in substance and scope to the holding company memorandum of understanding described above. The bank memorandum of understanding also requires that Synovus Bank obtain approval from the Georgia Commissioner and the FDIC prior to paying any cash dividends to Synovus and provides that, as a result of our Charter Consolidation, we will take all necessary steps to avoid customer confusion as a result of our proposed use of trade names at our various bank branches and to update our long-term strategic plan to reflect the charter consolidation and the various actions we have otherwise agreed to implement under the memorandum of understanding. Synovus Bank is presently also subject to a memorandum of understanding with the Georgia Commissioner and the FDIC relating to its subsidiary, Synovus Mortgage. In the Synovus Mortgage memorandum of understanding, Synovus Bank has agreed to implement plans that are intended to, among other things, ensure appropriate oversight of Synovus Mortgage and Synovus Mortgage’s compliance program relating to compliance and fair lending laws, rules and regulations.

If we are unable to comply with the terms of our current supervisory agreements, or if we become subject to and are unable to comply with the terms of any future regulatory actions or directives, supervisory agreements, or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including consent orders, prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our common stock and Series A Preferred Stock. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such supervisory action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our common stock. See “Part I – Item 1. Business – Supervision, Regulation, and Other Factors” of this Report.

Recent legislative and regulatory initiatives applicable to financial institutions in general and TARP recipients in particular could adversely impact our ability to attract and retain key employees and pursue business opportunities and could put us at a competitive disadvantage vis-à-vis our competitors and damage our reputation if these competitors repay their TARP funds before us.

Our success depends upon the ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees from financial institutions and others. Until we repay the TARP funds, we are subject to additional, and possibly changing, regulatory scrutiny and restrictions regarding the compensation of certain executives and associates as established under TARP guidelines. The increased scrutiny and restrictions related to our compensation practices may adversely impact our ability to recruit, retain and motivate key employees, which in turn may impact our ability to pursue business opportunities and could otherwise materially adversely affect our businesses and results of operations. See “Item 1—Business—“Actions by Federal and State Regulators” and “—Supervision, Regulation and Other Factors” in this Report.

In addition to the guidelines on incentive and senior officer compensation under TARP, the Dodd-Frank Act provides for the implementation of a variety of corporate governance and compensation practices applicable to all public companies, including Synovus, which may impact certain of Synovus’ executive officers and employees. These provisions include, but are not limited to, requiring companies to “claw back” incentive compensation under certain circumstances, provide shareholders the opportunity to cast a non-binding vote on executive compensation, to consider the independence of compensation advisors and new executive compensation disclosure requirements. Such provisions with respect to compensation, in addition to other competitive pressures, may have an adverse effect on the ability of Synovus to attract and retain skilled personnel.

Further, in June, 2010, the Federal Reserve, the Office of the Comptroller of the Currency, the Office of Thrift Supervision, and the FDIC jointly issued comprehensive final guidance designed to ensure that incentive compensation policies do not undermine the safety and soundness of banking organizations by encouraging employees to take imprudent risks. This regulation significantly restricts the amount, form, and context in which we pay incentive compensation.

These restrictions may put us at a competitive disadvantage vis-à-vis our competitors that have repaid all TARP funds before us, or who did not receive TARP funds, and with non-financial institutions in terms of attracting retaining senior level employees. Furthermore, to the extent that our competitors repay their TARP funds before us, our reputation and the public perception of our financial condition may be negatively affected, which could adversely affect our stock price.

As a result of our participation in the Capital Purchase Program, we may become subject to additional regulation, and we cannot predict the cost or effects of compliance at this time.

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

•	The FDIC has requested that all state-chartered banks monitor and report how they have spent funds received from the Treasury in connection with TARP funds through 2012.

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

In 2009 and 2010, many emergency government programs enacted in 2008 in response to the financial crisis and the recession slowed or wound down, and global regulatory and legislative focus has generally moved to a second phase of broader reform and a restructuring of financial institution regulation. Emergency programs that are winding down include TARP, which Treasury extended until October 3, 2010 in order to retain an adequate financial stability reserve if financial conditions worsen and threaten the economy. Also, the Debt Guarantee Program expired on October 31, 2009, with the guarantee period on such debt expiring on December 30, 2012. The Transaction Account Guarantee portion of the program, which guarantees non-interest bearing bank transaction accounts on an unlimited basis was extended until December 31, 2010 and recent amendments to the Federal Deposit Insurance Act provide full deposit insurance coverage for noninterest-bearing transaction accounts and

Interest on Lawyer Trust Accounts or IOLTAs beginning December 31, 2010, for a two-year period. In addition, the Federal Reserve has begun to sell off its portfolio of mortgage-backed securities, which it previously purchased in order to stabilize the residential mortgage market. We cannot predict the effect that the wind-down of these various governmental programs will have on current financial market conditions, or on our business, financial condition, results of operations, access to credit and the trading price of our common stock.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which will substantially change the legal and regulatory framework under which we operate over the next several years. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies. Among the provisions that may affect the operations of the Bank or the Company are the following:

•	Creation of the Bureau of Consumer Financial Protection with centralized authority for consumer protection in the banking industry.

•	New limitations on federal preemption.

•	Application of new regulatory capital requirements, including changes to leverage and risk-based capital standards and changes to the components of permissible tiered capital.

•	Requirement that the company and its subsidiary bank be well capitalized and well managed in order to engage in activities permitted for financial holding companies.

•	Changes to the assessment base for deposit insurance premiums.

•	Making permanent the $250,000 limit for federal deposit insurance and provide unlimited insurance coverage for noninterest-bearing demand transaction accounts through 2012.

•	Repeal of the prohibition on the payment of interest on demand deposits, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Restrictions on compensation, including a prohibition on incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses.

Some of these and other major changes could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. Many of these provisions became effective upon enactment of the Dodd-Frank Act, while others are subject to further study, rule making, and the discretion of regulatory bodies. We cannot predict the effect that compliance with the Dodd-Frank Act or any implementing regulations will have on Synovus’ businesses or its ability to pursue future business opportunities. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect Synovus’ business, financial condition or results of operations.

Certain other reform proposals under consideration, including new proposed regulatory capital requirements proposed by the BCBS under Basel III, could result in Synovus becoming subject to stricter capital requirements and leverage limits, and could also affect the scope, coverage, or calculation of capital, all of which could require us to reduce business levels or to raise capital, including in ways that may adversely impact our shareholders or creditors. See “Part I – Item 1. Business – Supervision, Regulation and Other Factors”. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

We may be required to pay significantly higher FDIC premiums in the future.

The Dodd-Frank Act directs the FDIC to amend its regulations to re-define the method of calculation of an insured depository institution’s insurance fund assessment. The Dodd-Frank Act requires the assessment base to be an amount equal to the average consolidated total assets of the insured depository institution during the assessment period, minus the sum of the average tangible equity of the insured depository institution during the assessment period and an amount the FDIC determines is necessary to establish assessments consistent with the risk-based assessment system found in the Federal Deposit Insurance Act. The FDIC has issued final rules outlining this new insurance assessment methodology, which will impact the amount of Synovus Bank’s insurance assessment. In addition, the FDIC may make additional changes to the way in which it calculates insurance premiums. For example, the FDIC has proposed using executive compensation as a factor in assessing the premiums paid by insured depository institutions to the Deposit Insurance Fund. We cannot predict the timing of any future changes, and if made, the effect that these changes could have on our insurance assessment.

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

We are named in a several class action lawsuits and several related suits and inquiries, and if we are unable to resolve these matters favorably, then our business, operating results and financial condition would suffer.

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

In the wake of the ongoing financial credit crisis that began in 2007, Synovus, like many other financial institutions, has become the target of numerous legal actions and other proceedings asserting claims for damages and related relief for losses resulting from this crisis. These actions include claims and counterclaims asserted by individual borrowers related to their loans and allegations of violations of state and federal laws and regulations relating to banking practices, including several purported putative class action matters. See “Part II – Item 3. Legal Proceeding” in this Report.

We cannot at this time predict the outcome of these matters or reasonably determine the probability of a material adverse result or reasonably estimate the range of potential exposure, if any, that these matters might have on us, our business, our financial condition, our cash flows, or our results of operations, although such effects could be materially adverse. In addition, in the future, we may need to record litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could divert our management’s attention and other resources away from our business.

We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition.

Synovus Mortgage sells substantially all of the mortgage loans that it originates. While the loans are sold without recourse, the purchase agreements require Synovus Mortgage to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that the loans sold were in breach of these representations or warranties, Synovus Mortgage has obligations to either repurchase the loan for the unpaid principal balance and related investor fees or make the purchaser whole for any economic losses associated with the loan. In addition, the Dodd-Frank Act contains provisions designed to address perceived deficiencies in the residential mortgage loan origination and underwriting process, in part by creating new documentation requirements and underwriting criteria and increasing the potential liability of Synovus and Synovus Mortgage to their customers if Synovus and Synovus Mortgage fail to take steps to ensure and document that each borrower has the capacity and the ability to repay their loans.

To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with the periods from 2005 through 2008. From January 1, 2005 through December 31, 2010, Synovus Mortgage originated and sold approximately $5.5 billion of first lien GSE eligible mortgage loans and approximately $2.9 billion of first and second lien non-GSE eligible mortgage loans. While losses to date arising from such repurchases have been inconsequential, we cannot assure you that, in the current environment, Synovus Mortgage will not be required to repurchase substantially greater amounts of such mortgage loans or make related indemnity payments to the purchasers of our mortgage loans. If the level of repurchase and indemnity demands become significant, Synovus Mortgage is alleged to be in non-compliance with the regulations under the Dodd-Frank Act, our liquidity, results of operations and financial condition may be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2. PROPERTIES

We and our subsidiaries own, in some cases subject to mortgages or other security interests, or lease all of the real property and/or buildings in which we operate business. All of such buildings are in a good state of repair and are appropriately designed for and are suitable for the purposes for which they are used.

We and our subsidiaries own 309 facilities encompassing approximately 2,613,084 square feet and lease from third parties 99 facilities encompassing approximately 926,372 square feet. The owned and leased facilities are primarily comprised of office space from which we conduct our business. The following table provides additional information with respect to our leased facilities:

Square Footage	Number of Locations	Average Square Footage
Under 3,000	26	1,675
3,000 – 9,999	47	5,101
10,000 – 18,999	8	13,095
19,000 – 30,000	12	23,975
Over 30,000	6	41,768

See Note 21 of Notes to Consolidated Financial Statements in “Part II – Item 8” of this Report.

ITEM 3. LEGAL PROCEEDINGS

Synovus and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Synovus and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries, and investigations. Synovus establishes accruals for litigation and regulatory matters when those matters present loss contingencies that Synovus determines to be both probable and reasonably estimable. Based on current knowledge, advice of counsel and available insurance coverage, management does not believe that liabilities arising from legal claims in excess of the amounts currently accrued, if any, will have a material adverse effect on Synovus’ consolidated financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters, the early stage of various legal proceedings described below, and the indeterminate amount of damages sought in some of these matters, it is possible that the ultimate resolution of these matters, if unfavorable, could be material to Synovus’ results of operations for any particular period.

Synovus is a member of the Visa USA network. Under Visa USA bylaws, Visa members are obligated to indemnify Visa USA and/or its parent company, Visa, Inc., for potential future settlement of, or judgments resulting from, certain litigation, which Visa refers to as the “covered litigation.” Synovus’ indemnification obligation is limited to its membership proportion of Visa USA. See Note 20 of Notes to Consolidated Financial Statements included in “Part II – Item 8” of this Report further discussion of the Visa litigation.

As previously disclosed, the FDIC conducted an investigation of the policies, practices and procedures used by Columbus Bank and Trust Company (CB&T), a division of Synovus Bank, and a wholly owned banking subsidiary of Synovus Financial Corp. (Synovus), in connection with the credit card programs offered pursuant to its Affinity Agreement with CompuCredit Corporation (CompuCredit). CB&T previously issued credit cards that were marketed and serviced by CompuCredit pursuant to the Affinity Agreement. A provision of the Affinity Agreement generally requires CompuCredit to indemnify CB&T for losses incurred as a result of the failure of credit card programs offered pursuant to the Affinity Agreement to comply with applicable law. Synovus is subject to a per event 10% share of any such loss, but Synovus’ 10% payment obligation is limited to a cumulative total of $2 million for all losses incurred.

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

CB&T and the FDIC also entered into an Order for Restitution pursuant to which CB&T agreed to establish and maintain an account in the amount of $7.5 million to ensure the availability of restitution with respect to categories of consumers, specified by the FDIC, who activated Aspire credit card accounts issued pursuant to the Affinity Agreement on or before May 31, 2005. The FDIC may require the account to be applied if, and to the extent that, CompuCredit defaults, in whole or in part, on its obligation to pay restitution to any consumers required under the settlement agreements CompuCredit entered into with the FDIC and the Federal Trade Commission (FTC) on December 19, 2008. Those settlement agreements require CompuCredit to credit approximately $114 million to certain customer accounts that were opened between 2001 and 2005 and subsequently charged off or were closed with no purchase activity. CompuCredit has stated that this restitution involves mostly non-cash credits – in effect, reversals of amounts for which payments were never received. In addition, CompuCredit has stated that cash refunds to consumers are estimated to be approximately $3.7 million. This $7.5 million account represents a contingent liability of CB&T. At December 31, 2010, Synovus has not recorded a liability for this contingency because any amounts paid from the restitution account are expected to be subject to the indemnification provisions of the Affinity Agreement described above.

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

On July 7, 2009, the City of Pompano Beach General Employees’ Retirement System filed suit against Synovus, and certain of Synovus’ current and former officers, in the United States District Court, Northern District of Georgia (Civil Action File No. 1 09-CV-1811) (the “Securities Class Action”) and on June 11, 2010, Lead Plaintiffs, the Labourers’ Pension Fund of Central and Eastern Canada and the Sheet Metal Workers’ National Pension Fund, filed an amended complaint alleging that Synovus and the named individual defendants misrepresented or failed to disclose material facts that artificially inflated Synovus’ stock price in violation of the federal securities laws. Lead Plaintiffs’ allegations are based on purported exposure to Synovus’ lending relationship with the Sea Island Company and the impact of such alleged exposure on Synovus’ financial condition. Lead Plaintiffs in the Securities Class Action seek damages in an unspecified amount.

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

On December 21, 2009, a shareholder filed a putative derivative action purportedly on behalf of Synovus in the Superior Court of Fulton County, Georgia (the “State Shareholder Derivative Lawsuit”), against certain current and/or former directors and executive officers of Synovus. The State Shareholder Derivative Lawsuit asserts that the individual defendants violated their fiduciary duties based upon substantially the same facts as alleged in the Federal Shareholder Derivative Lawsuit described above. The plaintiff is seeking to recover damages in an unspecified amount and equitable and/or injunctive relief. On June 17, 2010, the Superior Court entered an Order staying the State Shareholder Derivative Lawsuit pending resolution of the Federal Shareholder Derivative Lawsuit.

Synovus and the individual named defendants collectively intend to vigorously defend themselves against the Securities Class Action and Shareholder Derivative Lawsuits allegations. There are significant uncertainties involved in any potential class action and derivative litigation. Based upon information that presently is available to it, Synovus’ management is unable to predict the outcome of the purported Securities Class Action and Shareholder Derivative Lawsuits and cannot currently determine the probability of an adverse result or reasonably estimate a range of potential loss, if any. Although the ultimate outcome of these lawsuits cannot be ascertained at this time, based upon information that presently is available to it, Synovus’ management is unable to predict the outcome of the Securities Class Action or the Shareholder Derivative Lawsuits and cannot determine the probability of an adverse result or reasonably estimate a range of potential loss, if any. In addition, management is unable to estimate a range of reasonably possible losses with respect to these claims.

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

In the wake of the ongoing financial credit crisis that began in 2007, Synovus, like many other financial institutions, has become the target of numerous legal actions and other proceedings asserting claims for damages and related relief for losses resulting from this crisis. These actions include claims and counterclaims asserted by individual borrowers related to their loans and allegations of violations of state and federal laws and regulations relating to banking practices, including several purported putative class action matters. Synovus Bank recently was named as a defendant in a purported putative class action relating to the manner in which it charges overdraft fees to customers. The case, Griner et. al. v. Synovus Bank, et. al. was filed in Gwinnett County State Court (state of Georgia) on July 30, 2010, and asserts claims for usury, conversion and money had and received for alleged injuries suffered by the plaintiffs as a result of Synovus Bank’s assessment of overdraft charges in connection with its POS/debit and automated-teller machine cards used to access customer accounts. On September 21, 2010, Synovus, Synovus Bank and Columbus Bank and Trust Company were named as defendants in a second putative class action relating to the manner in which Synovus Bank charges overdraft fees to customers. The second case Childs et al. v. Columbus Bank and Trust et al., was filed in the Northern District of Georgia, Atlanta Division, and asserts claims for breach of contract and breach of the covenant of good faith and fair dealing, unconscionability, conversion and unjust enrichment for alleged injuries suffered by plaintiffs as a result of Synovus Bank’s assessment of overdraft charges allegedly resulting from the sequence used to post payments to the plaintiffs’ accounts. These cases, and certain of the other litigation and regulatory matters to which Synovus is subject, assert claims for substantial or indeterminate damages. Additional lawsuits containing claims similar to those described above may be filed in the future.

Synovus intends to vigorously pursue all available defenses to these claims. There are significant uncertainties involved in any potential class action. Although the ultimate outcome of these lawsuits cannot be ascertained at this time, based upon information that presently is available to it, Synovus’ management is unable to predict the outcome of these cases and cannot determine the probability of an adverse result or reasonably estimate a range of potential loss, if any. In addition, management is unable to estimate a range of reasonably possible losses with respect to these claims.

ITEM 4. (REMOVED AND RESERVED).

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Shares of our common stock are traded on the NYSE under the symbol “SNV.” On February 28, 2011, the closing price per share of our common stock as quoted, at the end of regular trading, on the NYSE was $2.55.

Market and Stock Price Information

Table 7 sets forth the high and low sales prices during the years ended December 31, 2010 and 2009 as reported on the New York Stock Exchange.

Table 7 – Stock Price Information 2010	High	Low
Quarter ended December 31, 2010	$2.76	1.94
Quarter ended September 30, 2010	2.81	1.98
Quarter ended June 30, 2010	3.85	2.45
Quarter ended March 31, 2010	3.92	2.04
2009
Quarter ended December 31, 2009	$3.90	1.45
Quarter ended September 30, 2009	4.55	2.48
Quarter ended June 30, 2009	5.24	2.90
Quarter ended March 31, 2009	8.52	2.30

As of February 17, 2011, there were 785,274,094 shares of Synovus common stock issued and outstanding and 21,714 shareholders of record of Synovus common stock, some of which are holders in nominee name for the benefit of a number of different shareholders.

Dividends

Table 8 below sets forth information regarding dividends declared during the years ended December 31, 2009 and 2010.

Table 8 – Dividends Date Declared	Date Paid	Per Share Amount
2010
December 6, 2010	January 3, 2011	$.0100
September 1, 2010	October 1, 2010	.0100
June 8, 2010	July 1, 2010	.0100
March 10, 2010	April 1, 2010	.0100

2009
December 15, 2009	January 4, 2010	$.0100
September 14, 2009	October 1, 2009	.0100
June 10, 2009	July 1, 2009	.0100
March 10, 2009	April 1, 2009	.0100

In addition to dividends paid on Synovus’ common stock, Synovus paid dividends of $43.8 million and $48.4 million, respectively, to the Treasury on its Series A Preferred Stock during 2009 and 2010. See “Part I – Item 1. Business – TARP Regulations – Capital Purchase Program” of this Report.

Synovus has historically paid a quarterly cash dividend to the holders of its common stock. Management closely monitors trends and developments in credit quality, liquidity (including dividends from subsidiaries, which are expected to be significantly lower than those received in previous years), financial markets and other economic trends, as well as regulatory requirements regarding the payment of dividends, all of which impact Synovus’ capital position, and will continue to periodically review dividend levels to determine if they are appropriate in light of these factors and the restrictions on payment of dividends described below. In the current environment, regulatory restrictions may limit Synovus’ ability to continue to pay dividends. Synovus must inform and consult with the Federal Reserve Board prior to declaring and paying any future dividends on its common and preferred stock, and the Federal Reserve Board could decide at any time that paying any dividends could be an unsafe or unsound banking practice. In addition, Synovus must obtain the prior approval of the Banking Commissioner of the State of Georgia prior to increasing the quarterly cash dividend on Synovus’ common stock above the current level of $0.01 per share. See “Part I – Item 1. Business – Supervision, Regulation and Other Factors – Dividends,” and “Part I – Item 1A. Risk Factors – We presently are subject to, and in the future may become subject to additional supervisory actions and/or enhanced regulation that could have a material negative effect on Synovus’ business, operating flexibility, financial condition, and the value of Synovus’ common stock,” and “We may be unable to pay dividends on Synovus’ common stock” of this Report.

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

Synovus’ ability to pay dividends is partially dependent upon dividends and distributions that it receives from its banking and non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities. Dividends from subsidiaries in 2009 and 2010 were, and Synovus expects that dividends from subsidiaries in 2011 will be, significantly lower than those received in previous years.

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

On November 17, 2010, the Federal Reserve Board issued further guidance noting, among other things, that bank holding companies should consult with the Federal Reserve before taking any actions that could result in a diminished capital bases, including increasing dividends.

As a result of the memorandum of understanding described in “Part I – Item 1A – Risk Factors – We are presently subject to, and in the future may become subject to additional, supervisory actions and/or enhanced regulation that could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock” in this Report, we are required to inform the Federal Reserve Board in advance of declaring or paying any future dividends, and the Federal Reserve Board could decide at any time that paying any common stock dividends could be an unsafe or unsound banking practice. In the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has in some cases discouraged payment unless both asset quality and capital are very strong. In addition, pursuant to the terms of the Synovus Bank memorandum of understanding, Synovus Bank cannot pay any cash dividends without the approval of the FDIC and the Georgia Commissioner.

Additionally, Synovus is subject to contractual restrictions that limit its ability to pay dividends if there is an event of default under such contract. Finally, so long as any of

Synovus’ debt or equity securities issued to the Treasury under the TARP Capital Purchase Program are held by the Treasury, Synovus will not be permitted to increase the dividend rate on our common stock without approval from the Treasury.

Synovus’ participation in the Capital Purchase Program limits its ability to increase the dividend on Synovus’ common stock (without the consent of the Treasury) until the earlier of December 19, 2011 or until the Series A Preferred Stock has been redeemed in whole or until the Treasury has transferred all of the Series A Preferred Stock to a third party. In addition, Synovus must seek the Federal Reserve’s permission to increase the quarterly dividend on its common stock above $0.01 per common share. Synovus is presently subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on business, operating flexibility, financial condition, and the value of Synovus common stock.

See “Part I – 1. Business – Supervision, Regulation and Other Factors – Dividends, “Part I – 1A. Risk factors – We presently are subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock” and “Part I – Item 1A. Risk Factors – We may be unable to pay dividends on our common stock and other securities” of this Report for additional information regarding dividends on Synovus stock.

Stock Performance Graph

The following graph compares the yearly percentage change in cumulative shareholder return on Synovus stock with the cumulative total return of the Standard & Poor’s 500 Index and the KBW Regional Bank Index for the last five fiscal years (assuming a $100 investment on December 31, 2005 and reinvestment of all dividends).

	2005	2006	2007	2008	2009	2010
Synovus	$100	117.31	94.26	77.76	19.46	25.44
S&P 500	100	115.80	122.16	76.96	97.33	111.99
KBW Regional Bank	$100	110.27	90.85	81.95	69.29	78.84

Issuer Purchases of Equity Securities

Synovus’ participation in the Capital Purchase Program restricts its ability to repurchase its common stock. Prior to December 19, 2011, unless Synovus has redeemed the Series A preferred stock or the Treasury has transferred the Series A preferred stock to a third party, the consent of the Treasury will be required for Synovus to redeem, repurchase or acquire its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other limited circumstances.

Synovus did not repurchase any shares of Synovus common stock during 2009 or 2010.

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data

Years Ended December 31,
(in thousands, except per share data)	2010	2009	2008	2007	2006
Income Statement
Total revenues(1)	$1,292,951	1,406,913	1,495,090	1,519,606	1,472,347
Net interest income	986,333	1,010,310	1,077,893	1,148,948	1,125,789
Provision for losses on loans	1,131,274	1,805,599	699,883	170,208	75,148
Non-interest income	305,347	410,670	417,241	371,638	344,440
Non-interest expense	1,009,576	1,221,289	1,456,057	830,343	756,746
(Loss) income from continuing operations, net of income taxes	(834,019)	(1,433,931)	(580,376)	337,969	410,431
Income from discontinued operations, net of income taxes and minority interest(2)	43,162	4,590	5,650	188,336	206,486
Net (loss) income	(790,857)	(1,429,341)	(574,726)	526,305	616,917
Net (loss) income attributable to non-controlling interest	(179)	2,364	7,712	—	—
Net income (loss) attributable to controlling interest	(790,678)	(1,431,705)	(582,438)	526,305	616,917
Dividends on and accretion of discount on preferred stock	57,510	56,966	2,057	—	—
Net (loss) income available to common shareholders	(848,188)	(1,488,671)	(584,495)	526,305	616,917

Per share data
Basic earnings (loss) per common share:
(Loss) income from continuing operations	(1.30)	(4.00)	(1.79)	1.03	1.28
Net (loss) income	(1.24)	(3.99)	(1.77)	1.61	1.92
Diluted earnings (loss) per common share:
(Loss) income from continuing operations	(1.30)	(4.00)	(1.79)	1.02	1.27
Net (loss) income	(1.24)	(3.99)	(1.77)	1.60	1.90
Cash dividends declared on common stock	0.04	0.04	0.46	0.82	0.78
Book value per common share(6)	2.29	3.93	8.68	10.43	11.39

Balance Sheet
Investment securities	3,440,268	3,188,735	3,770,022	3,554,878	3,263,483
Loans, net of unearned income	21,585,763	25,383,068	27,920,177	26,498,585	24,654,552
Deposits	24,500,304	27,433,534	28,617,179	24,959,816	24,528,463
Long-term debt	1,808,161	1,751,592	2,107,173	1,890,235	1,343,358
Shareholders’ equity	2,997,918	2,851,041	3,787,158	3,441,590	3,708,650
Average total shareholders’ equity	3,134,335	3,285,014	3,435,574	3,935,910	3,369,954
Average total assets	31,966,180	34,423,617	34,052,014	32,895,295	29,831,172

Performance ratios and other data
Return on average assets from continuing operations	(2.61)%	(4.17)	(1.70)	1.03	1.39
Return on average assets	(2.47)	(4.16)	(1.71)	1.60	2.07
Return on average equity from continuing operations	(26.61)	(43.65)	(16.89)	8.59	12.24
Return on average equity	(25.23)	(43.58)	(16.95)	13.37	18.19
Net interest margin	3.36	3.19	3.47	3.97	4.27
Dividend payout ratio(3)	nm	nm	nm	51.25	40.99
Average shareholders’ equity to average assets	9.81	9.54	10.09	11.96	11.30
Tangible common equity to risk-adjusted assets(4)	8.90	7.03	8.74	9.19	10.55
Tangible common equity to tangible assets(5)	6.73	5.74	7.86	8.90	10.54
Earnings to fixed charges ratio	(1.48	)x	(2.17	)x	0.16	x	1.47	x	1.71	x
Average common shares outstanding, basic	685,186	372,943	329,319	326,849	321,241
Average common shares outstanding, diluted	685,186	372,943	329,319	329,863	324,232
(1)	Consists of net interest income and non-interest income, excluding securities gains (losses).
(2)	On December 31, 2007, Synovus completed the tax-free spin-off of its shares of Total System Services, Inc. (“TSYS”) common stock to Synovus shareholders. In accordance with the provisions of ASC 360-10-35, Accounting for the Impairment or Disposal of Long-lived Assets, and ASC 420-10-50, Exit or Disposal Cost Obligations, the historical consolidated results of operations and financial position of TSYS, as well as all costs recorded by Synovus associated with the spin-off of TSYS, are now presented as discontinued operations. Discontinued operations for the year ended December 31, 2007 include a $4.2 million after-tax gain related to the transfer of Synovus’ proprietary mutual funds to a non-affiliated third party. Discontinued operations for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 include the revenues and expenses of Synovus’ merchant services business, the sale of which was completed on March 31, 2010. Additionally, discontinued operations for the year ended December 31, 2010 include a $42.4 million gain, after tax, on the sale of the merchant services business.
(3)	Determined by dividing cash dividends declared per common share by diluted net income per share.
(4)	The tangible common equity to risk-weighted assets ratio is a non-generally accepted accounting principle (“GAAP”) measure which is calculated as follows: (total shareholders’ equity minus preferred stock minus goodwill minus other intangible assets) divided by total risk-adjusted assets. See reconciliation of “Non-GAAP Financial Measures” in this report.
(5)	The tangible common equity to tangible assets ratio is a non-GAAP measure which is calculated as follows: (total shareholders’equity minus preferred stock minus goodwill minus other intangible assets) divided by (total assets minus goodwill minus other intangible assets). See reconciliation of “Non-GAAP Financial Measures” in this report.
(6)	Total shareholders’ equity less cumulative perpetual preferred stock and prepaid common stock purchase contracts divided by common shares outstanding.
nm	not meaningful

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Synovus Financial Corp. is a diversified financial services company and a registered bank holding company headquartered in Columbus, Georgia. Synovus provides integrated financial services including commercial and retail banking, financial management, insurance and mortgage services to its customers through 30 locally-branded banking divisions of its wholly-owned subsidiary bank, Synovus Bank, and other offices in Georgia, Alabama, South Carolina, Florida and Tennessee.

The following financial review provides a discussion of Synovus’ financial condition, changes in financial condition, and results of operations as well as a summary of Synovus’ critical accounting policies. This section should be read in conjunction with the audited consolidated financial statements and accompanying notes.

Economic Overview

Synovus’ financial results for the year ended December 31, 2010 reflect improvement in total credit costs and a declining trend of inflows to non-performing loans, but continued to be negatively impacted by weak housing markets, declining commercial real estate values, and heightened unemployment rates. Housing prices in the southeast generally remain depressed. Georgia and Florida, which comprise approximately 53% and 13% of the total loan portfolio by geographic concentration, respectively, are among the states with the highest reported levels of foreclosures nationally. Nationally, foreclosures increased 1.7% during 2010. Foreclosures impacted between 4% and 5% of housing units in certain top 20 urban markets within Synovus’ southeast footprint, including metro Atlanta and Tampa/Clearwater/St. Petersburg. Building permits in Synovus’ five state footprint declined slightly during 2010 as compared to 2009 and have remained at depressed levels in 2009 and 2010. In the southern region, building permits in December 2010 were approximately 25% lower than in December 2009. Unemployment rates increased significantly during 2008 and 2009 and remained at heightened levels during 2010. Unemployment rates in the five southeastern states where Synovus operates have decreased slightly from December 2009, but rates in three of the five states (Georgia, Florida, and South Carolina) remained above 10.0% in December 2010 as compared to the national average of 9.4%. Additionally, the median household income in Synovus’ five-state footprint has been generally below national averages and has shown a declining trend over the past three years. During the past three years, most of the southeastern markets in which Synovus operates have experienced significant deteriorating trends in commercial and residential real estate prices, sales, and building permits. These markets, including Atlanta, Florida, and South Carolina, have been among the hardest hit nationwide in terms of real estate values. During the second half of 2010, certain economic measures began to indicate improvement in the U.S. economy as a whole; however, key measures impacting Synovus’ southeastern markets, including employment growth and residential building permits, may lag other measures of economic improvement. These factors have severely impacted Synovus’ credit costs, resulting in elevated levels of loan charge-offs and non-performing asset inflows, significant losses on distressed asset dispositions, and further valuation adjustments on existing non-performing assets.

The weakened economy has significantly impacted the performance of Synovus’ residential construction and development and land acquisition portfolios; however, Synovus has also experienced weakness in other segments of the commercial loan portfolio, particularly in industries that are impacted by commercial real estate and residential development factors.

The difficult economic environment has also resulted in a significant number of bank failures in Synovus’ market area. Georgia and Florida accounted for approximately 30 percent of the 322 U.S. bank failures over the past three years with 51 and 45, respectively. Most of the failures in these two states were in Synovus’ footprint, including Atlanta and West Florida.

For 2010, loan demand has remained weak in most of Synovus’ markets due to economic conditions and a decrease in consumer confidence. Loan yields during 2010 have improved compared to 2009 driven by improved loan pricing on new and renewed loans and lower interest charge-offs. Deposit costs have declined during each of the last eight quarters; however, competitive demand for deposits in Synovus’ markets has somewhat limited the decline in deposit costs.

While asset quality remains stressed, most of Synovus’ credit trends are tracking in a positive direction. For the three months ended December 31, 2010, total credit costs decreased for the sixth consecutive quarter to $281.7 million. Provision expense, the most significant component of total credit costs (which includes provision for losses on loans, foreclosed real estate expenses, provision for unfunded commitments, and charges related to other loans held for sale), was $252.4 million for the fourth quarter of 2010, down 60.0% from the peak in the second quarter of 2009. Total net charge-offs were $385.2 million for the fourth quarter of 2010, down 22.4% from the peak level of net charge-offs in the third quarter of 2009. Non-performing loan inflows were $294.9 million during the fourth quarter of 2010, the lowest level in over two years. Total non-performing assets declined by $551.1 million to $1.28 billion at December 31, 2010 compared to December 31, 2009. The fourth quarter of 2010 represented the third consecutive quarterly decline. Past due loans remained at favorable levels with total past due loans and still accruing interest of 0.82% and loans 90 days past due and still accruing interest of 0.08%.

Mortgage Loan Repurchase Obligations and Foreclosure Practices

During 2010, financial institutions experienced a dramatic increase in the number of repurchase demands they received, including from government-sponsored entities, mortgage insurers, and other purchasers of residential mortgage-backed securitizations, due to findings of mortgage fraud and underwriting deficiencies in the mortgage origination process, and misrepresentations in the packaging of mortgages by certain mortgage lenders. Also during 2010, foreclosure practices of financial institutions nationwide came under scrutiny due to the discovery of fraudulent documentation and questionable residential foreclosure procedures of certain financial institutions. Synovus has experienced minimal repurchase activity in its mortgage lending operations and minimal foreclosure activity in its home equity and consumer mortgage loan portfolios. See “Mortgage Banking” in this report for further discussion of Synovus’ experience with residential mortgage repurchase obligations and foreclosure activity in its home equity and consumer mortgage loan portfolios.

Overview of 2010 Financial Results

For the year ended December 31, 2010, Synovus reported a net loss attributable to common shareholders of $848.2 million, or $1.24 per common share, as compared to $1.49 billion, or $3.99 per common share, for the year ended December 31, 2009.

The improved results are primarily due to a $856.9 million decline in credit costs (provision expense, losses on foreclosed real estate, and other credit costs) which was partially offset by a lower income tax benefit in 2010 ($15.2 million in 2010 compared to $172.0 million in 2009). Both years included transaction gains in similar amounts: 2010 reflects as $69.5 million gain from the sale of the merchant services business while 2009 reflects total pre-tax gains from the sale of Visa and MasterCard shares and sales of investment securities totaling $74.3 million.

Although credit costs, charge-offs, and non-performing asset levels remain elevated, most credit quality measures have shown improvement during 2010. Total provision expense in 2010 was $1.13 billion, a $674.3 million or 37.3% improvement from 2009. Net charge-offs declined from $1.46 billion in 2009 to $1.37 billion in 2010. Non-performing assets declined 30.1% from $1.83 billion at December 31, 2009 to $1.28 billion at December 31, 2010.

The decrease in provision expense was driven by a lower level of non-performing loan (“NPL”) inflows. NPL inflows for 2010 were $1.59 billion in 2010, compared to $3.12 billion in 2009. The provision expense for both years was impacted by distressed loan dispositions and transfers to held-for-sale which totaled approximately $1.4 billion in 2010 compared to approximately $1.3 billion in 2009, and resulted in additional provision expense of approximately $260 million in 2010 and approximately $500 million in 2009.

While provision expense and loans charge-offs in 2010 declined from 2009 levels, these amounts continued to remain elevated when compared to historical levels. The elevated level of provision expense and loan charge-offs in 2010 was driven by commercial real estate credits. Provision expense attributable to the commercial real estate portfolio was $748.9 million or 66.2% of the total expense for the year, while net charge-offs attributable to this portfolio were $991.5 million or 72.3% of the total net charge-offs for the year. 1-4 family properties represented $453.7 million or 45.8% of total commercial real estate net charge-offs. Provision expense attributable to the commercial and industrial portfolio was $284.5 million, or 25.1% of the total expense for the year, while charge-offs attributable to this portfolio were $271.4 million or 19.8% of total charge-offs.

The decline in non-performing loans in 2010 was driven by a reduction in the level of NPL inflows as well as the disposition of distressed loans as discussed above.

Pre-tax, pre-credit costs income (which excludes provision for losses on loans, other credit costs, and certain other items), was $479.0 million for 2010, down $74.9 million from $553.9 million for 2009. See reconciliation of “Non-GAAP Financial Measures” in this report. The decrease in pre-tax, pre-credit costs income was due to lower net interest income resulting from shrinkage in the loan portfolio and lower non-interest income. The net interest margin increased 17 basis points to 3.36% for 2010 compared to 3.19% for 2009. The improvement in the net interest margin was due to a 43 basis point decrease in the effective cost of funds, partially offset by a 26 basis point decrease in the yield on earning assets. The decrease in the effective cost of funds was driven by the downward re-pricing of maturing time deposits and declines in money market rates. The decrease in earning asset yields was driven by a decline in the yield on investment securities, and a shift to lower earning assets through the decline in average loans and an increase in balances held at the Federal Reserve Bank. Loan yields increased 16 basis points to 5.18% due to a modest decline in the cost to carry non-performing assets and an improvement in new loan pricing.

Total loans were $21.6 billion at December 31, 2010, a 15.0% decline from year-end 2009. The decline in loans was driven by charge-offs, the sale of distressed loans, and pay downs which continued to exceed new originations. However, while net pay downs (originations less payments and pay offs) continued to contribute to the decline in loans outstanding, the trend began to improve in the second half of 2010.

Total deposits decreased by $2.93 billion since year-end 2009. The decrease was driven by a $1.89 billion decline in national market brokered deposit accounts, as Synovus reduced its dependence on funding from these products through planned reductions during 2010, and a $1.69 billion decline in non-brokered time deposits. These declines were offset in part by growth in non-interest bearing demand deposit accounts and non-brokered money market accounts of $125.7 million and $532.5 million, respectively. At December 31, 2010, national market brokered deposits represented 12.9% of Synovus’ total deposits compared to 18.4% at December 31, 2009. Synovus’ current level of national market brokered deposits is higher than average for banking institutions similar to it. Synovus intends to continue to reduce the level of this type of deposits during 2011.

Total shareholders’ equity increased by $146.9 million to $3.0 billion at year-end 2010. A public offering which provided $1.03 billion in additional capital was largely offset by the negative impact of elevated credit costs. Synovus continues to actively monitor its capital position as well as economic conditions, evolving industry capital standards, and changes in regulatory standards and requirements. As part of its ongoing management of capital, Synovus will continue to monitor its capital position and identify, consider, and pursue additional strategies to bolster its capital position as deemed necessary.

Liquidity is an important consideration in assessing Synovus’ financial strength. In light of the weakened economy, current market conditions, Synovus’ recent financial performance, and related credit ratings, Synovus expects to currently maintain an above average short-term liquidity cushion primarily in the form of interest bearing funds with the Federal Reserve Bank.

Financial Performance Summary

A summary of Synovus’ financial performance for the years ended December 31, 2010 and 2009, is set forth in the table below.

Table 9 – Financial Performance Summary

	Years Ended December 31,
(in thousands)	2010	2009	Change
Net Interest income	$334,248	498,879	(33.0)%
Provision for losses on loans	1,131,274	1,805,599	(37.3)
Non-interest income	305,347	410,670	(25.6)
Non-interest expense	1,009,576	1,221,289	(17.3)
Loss from continuing operations before income taxes	(849,170)	(1,605,908)	47.1
Pre-tax, pre-credit costs income(1)	478,976	553,919	(13.5)
Loss from continuing operations	(834,019)	(1,433,931)	41.8
Net loss attributable to controlling interest	(790,678)	(1,431,705)	44.8
Diluted loss per share:
Loss from continuing operations attributable to common shareholders	$(1.30)	(4.00)	67.5
Net loss attributable to common shareholders	(1.24)	(3.99)	68.9

	December 31,
	2010	2009	Change
Loans, net of unearned income	$21,585,763	25,383,068	(15.0)
Total deposits	24,500,304	27,433,533	(10.7)
Core deposits(1)	21,347,955	22,394,205	(4.7)
Core deposits excluding time deposits(1)	15,436,805	14,796,467	4.3

Net interest margin	3.36%	3.19	17	bp
Non-performing assets ratio	5.83	7.14	(131	)bp
Past dues over 90 days	0.08	0.08	—

Net charge-off ratio	5.82	5.37	45	bp
Tier 1 capital	$2,909,912	2,721,287	6.9
Tier 1 common equity	1,962,529	1,782,998	10.1
Total risk-based capital	3,742,599	3,637,712	2.9
Tier 1 capital ratio	12.79%	10.16	263	bp
Tier 1 common equity ratio	8.63	6.66	197	bp
Total risk-based capital ratio	16.45	13.58	287	bp
Total shareholders’ equity to total assets ratio(2)	9.96	8.68	128	bp
Tangible common equity to tangible assets ratio(1)	6.73	5.74	99	bp
Tangible common equity to risk-weighted assets ratio(1)	8.90	7.03	187	bp
Tangible book value per common share	$2.25	3.84	(41.4)%
(1)	See reconciliation of “Non-GAAP Financial Measures” in this report.
(2)	Total shareholders’ equity by total assets.

bp = basis point

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

Allowance for Loan Losses

Notes 1 and 7 to Synovus’ consolidated financial statements contain a discussion of the allowance for loan losses. The allowance for loan losses at December 31, 2010 was $703.5 million.

The allowance for loan losses is a significant estimate and is regularly evaluated by Synovus for adequacy. The allowance for loan losses is determined based on an analysis which assesses the inherent risk of probable loss within the loan portfolio. The allowance for loan losses consists of two components: the allocated and unallocated allowances. Both components of the allowance are available to cover inherent losses in the portfolio. Significant judgments or estimates made in the determination of the allowance for loan losses consist of the risk ratings for loans in the commercial loan portfolio, the valuation of the collateral for loans that are classified as impaired loans, the probability of default, the loss-given-default, the qualitative loss factors, and management’s plan for disposition of non-performing loans. In determining an adequate allowance for loan losses, management makes numerous assumptions, estimates, and assessments which are inherently subjective and subject to change. The use of different estimates or assumptions could produce different provisions for losses on loans.

Commercial Loans – Risk Ratings and Loss Factors

Commercial loans are assigned a risk rating on a nine point scale. For commercial loans that are not considered impaired, the allocated allowance for loan losses is determined based upon the expected loss percentage factors that correspond to each risk rating.

The risk ratings are based on the borrowers’ credit risk profile considering factors such as debt service history and capacity, inherent risk in the credit (e.g., based on industry type and source of repayment), and collateral position. Ratings six through nine are modeled after the bank regulatory classifications of special mention, substandard, doubtful, and loss. Each loan is assigned a risk rating during the approval process. This process begins with a rating recommendation from the loan officer responsible for originating the loan. The rating recommendation is subject to approvals from other members of management, regional credit, and/or loan committees depending on the size and type of credit. Ratings are reevaluated in connection with the credit review process. For larger credits, ratings are reevaluated no less frequently than annually and more frequently when there is an indication of potential deterioration of a specific credit relationship. Additionally, an independent loan review function evaluates the bank’s risk rating process on an on-going basis. Expected loss percentage factors are based on the probable loss including qualitative factors. The probable loss considers the probability of default (“PD”), the loss-given-default (“LGD”), and certain qualitative factors as determined by loan type and risk rating.

Through March 31, 2009, the PD factors were based on industry data. Beginning April 1, 2009, the PD factors are based on internal default experience because this was the first reporting period when sufficient internal default data became available. Management believes that this data provides a more accurate estimate of the PD. This change resulted in a net increase in the allocated allowance for loan losses for the commercial portfolio of approximately $30 million during the three months ended June 30, 2009. The PD factors are updated annually.

Through September 30, 2010, the LGD factors were based on industry data. Beginning October 1, 2010, the LGD factors are based on industry and internal LGD experience because this was the first reporting period when sufficient internal LGD data became available. Management believes it is prudent to apply a phased in approach to implementation of the internal LGD data. Accordingly, implementation will take place over four quarters beginning in the fourth quarter of 2010. At December 31, 2010, the external LGD data is weighted 75% and the internal data is weighted 25%. This change resulted in a decrease in the allowance for loan losses for the commercial portfolio of approximately $8 million during the three months ended December 31, 2010.

The qualitative factors consider, among others, credit concentrations, recent levels and trends in delinquencies and nonaccrual loans, and growth in the loan portfolio.

The occurrence of certain events could result in changes to the expected loss factors. Accordingly, these expected loss factors are reviewed periodically and updated as necessary.

Impaired Loans

Nonaccrual commercial loans to borrowers with aggregate outstanding borrowings of $1 million or more are considered impaired and individually assessed for impairment. At December 31, 2010, all nonaccrual impaired loans are collateral dependent. Most of these loans are secured by real estate. For the majority of collateral dependent impaired loans, the estimated fair value of the real estate securing these loans is generally determined based upon appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments, such as selling costs and anticipated sales values taking into account management’s plans for disposition, which could result in adjustment to the collateral value estimates indicated in the appraisals. The assumptions used in determining fair value are subject to significant judgment. Use of different assumptions, for example changes in market values or management’s plan for disposition, could have a significant impact on the resulting estimate of fair value. If a collateral-dependent nonaccrual loan is placed on impaired status and a current appraisal is not available (generally at or near the end of a calendar quarter), management records an allowance for loan losses based on the loan’s risk rating while an updated appraisal is being obtained. As of December 31, 2010, the amount of individually impaired nonaccrual loans was $636.4 million. $526.3 million of these loans represent loans for which there is no allowance for loan losses as the estimated losses have been charged-off.

Management also includes accruing troubled debt restructurings (“TDRs”) in total reported impaired loans. Such loans are considered impaired as it is probable that the company will be unable to collect all amounts due according to the contractual terms of the original loan agreement. However, these loans are not considered to be non-performing because they are performing in accordance with the restructured terms. Synovus does not consider accruing TDRs to be collateral dependent. At December 31, 2010, accruing TDRs were approximately $464.1 million.

Retail Loans – Loss Factors

The allocated allowance for loan losses for retail loans is generally determined by segregating the retail loan portfolio into pools of homogeneous loan categories. Expected loss factors applied to these pools are based on the probable loss including qualitative factors. The probable loss considers the PD, the LGD, and certain qualitative factors as determined by loan category and risk rating. The PD factors are based on internal default experience. The LGD factors are based on industry data because sufficient internal data is not yet available. The qualitative factors consider, among others, credit concentrations, recent levels and trends in delinquencies and nonaccrual loans, and growth in the loan portfolio. The occurrence of certain events could result in changes to the loss factors. Accordingly, these loss factors are reviewed periodically and modified as necessary.

Unallocated Component

The unallocated component of the allowance for loan losses is considered necessary to provide for certain environmental and economic factors that affect the probable loss inherent in the entire loan portfolio. Unallocated loss factors included in the determination of the unallocated allowance are economic factors; changes in the experience, ability, and depth of lending management and staff; and changes in lending policies and procedures including underwriting standards, results of loan reviews, and imprecision in assigned loan risk ratings. Certain macro-economic factors and changes in business conditions and developments could have a material impact on the collectability of the overall portfolio. As an example, continuing declines in collateral values could have a material impact on certain borrowers’ ability to pay. The unallocated component is meant to cover such risks.

Other Real Estate

Other real estate, consisting of properties obtained through foreclosure or through an in-substance foreclosure in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors, or recent developments, such as changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Subsequent declines in the fair value of ORE below the new cost basis are recorded through valuation adjustments. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate. Management reviews the value of other real estate each quarter and adjusts the values as appropriate. Revenue and expenses from ORE operations as well as gains or losses on sales and any subsequent adjustments to the value are recorded as foreclosed real estate expense, a component of non-interest expense.

Private Equity Investments

Private equity investments are recorded at fair value on the balance sheet with realized and unrealized gains and losses included in non-interest income in the results of operations in accordance with the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies. Synovus uses information provided by the fund managers in the initial determination of estimated fair value. Valuation factors such as recent or proposed purchase or sale of debt or equity, pricing by other dealers in similar securities, size of position held, liquidity of the market, comparable market multiples, and changes in economic conditions affecting the issuer are used in the final determination of estimated fair value. The valuation of private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. As a result, the net proceeds realized from transactions involving these assets could differ significantly from their estimated fair value.

Asset Impairment

Long-lived Assets and Other Intangibles

Synovus reviews long-lived assets, such as property and equipment and other intangibles subject to amortization, including core deposit premiums, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the actual cash flows are not consistent with Synovus’ estimates, an impairment charge may result.

Deferred Tax Assets Valuation Allowance

Accounting Standards Codification (“ASC” or the “Codification”) 740-30-25 provides accounting guidance for determining when a company is required to record a valuation allowance on its deferred tax assets. A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. The predictability that future taxable income, exclusive of reversing temporary differences, will occur is the most subjective of these four sources. The presence of cumulative losses in recent years is considered significant negative evidence, making it difficult for a company to rely on future taxable income, exclusive of reversing temporary differences and carryforwards, as a reliable source of taxable income to realize a deferred tax asset. Judgment is a critical element in making this assessment. Changes in the valuation allowance that result from favorable changes in circumstances that cause a change in judgment about the realization of deferred tax assets in future years are recorded through income tax expense.

During the three months ended June 30, 2009, primarily as a result of increased credit losses, Synovus determined that it would reach a three-year cumulative pre-tax loss position by the end of 2009. Cumulative losses in recent years are considered significant negative evidence which is difficult to overcome in assessing the realizability of a deferred tax asset. As a result, beginning with the second quarter of 2009, Synovus no longer considers future taxable income in determining the realizability of its deferred tax assets. Synovus’ estimate of the realization of its deferred tax assets is solely based on future reversals of existing taxable temporary differences and an insignificant amount for currently available tax planning strategies. During 2010, Synovus increased the valuation allowance on deferred income tax assets by $331.7 million, resulting in a total valuation allowance of $775.0 million at December 31, 2010.

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

Synovus’ ability to use its tax attributes could be substantially limited in the event of an “ownership change” as defined under Section 382 of the Internal Revenue Code and related Internal Revenue Service pronouncements. In general, an ownership change would occur if Synovus’ “5-percent shareholders,” as defined under Section 382, collectively increase their ownership in Synovus by more than 50 percentage points over a rolling three-year period. The shareholder rights plan is designed to reduce the likelihood that Synovus experiences such an ownership change by deterring acquisitions that would increase the holdings of existing 5-percent shareholders or cause any person or group to become a 5-percent shareholder. 5-percent shareholders generally do not include certain institutional holders, such as mutual fund companies, that hold Synovus equity securities on behalf of several individual mutual funds where no single fund owns 5 percent or more of Synovus equity securities. Synovus’ public offerings of 293,250,000 shares of common stock and 13,800,000 Tangible Equity Units in the second quarter of 2010 did not result in an ownership change under Section 382.

On April 26, 2010, the Synovus Board of Directors adopted a shareholder rights plan designed to preserve substantial tax assets. The rights plan provides an economic disincentive for any one person or group acting in concert to become a “5% shareholder.” See Part I – Item IA. – Risk Factors in this report. This plan is similar to tax benefit preservation plans adopted by other public companies with significant tax attributes. Synovus’ tax attributes include net operating losses, capital losses, and certain built-in losses that it could utilize in certain circumstances to offset taxable income and reduce its federal income tax liability.

Discontinued Operations

Synovus completed the sale of its merchant services business on March 31, 2010. Accordingly, the revenues and expenses of the merchant services business have been reported as discontinued operations for the years ended December 31, 2010, 2009, and 2008. Income from discontinued operations for the year ended December 31, 2010 includes the gain on sale of this business. There were no significant assets, liabilities, or cash flows associated with the merchant services business.

The following amounts have been segregated from continuing operations and included in income from discontinued operations, net of income taxes, in the consolidated statements of operations.

Table 10 – Discontinued Operations
	Years Ended December 31,
(in thousands)	2010		2009	2008
Merchant services revenues	$73,926		17,605	17,949
Merchant services expense	3,285		9,878	9,564

Merchant services income, before income taxes	70,641	(1)	7,727	8,385
Income tax expense	27,479		3,137	2,735

Income from discontinued operations, net of income taxes(2)	$43,162	(1)	4,590	5,650

(1)	Includes a pre-tax gain of $69.5 million ($42.4 million net of tax) from the sale of the merchant services business in March 2010.
(2)	Cash flows from discontinued operations were limited to revenues and expenses of discontinued operations as components of income from discontinued operations, net of income taxes. The proceeds from sale of the merchant services business are included as a component of net cash provided by investing activities and the gain on sale is included as a component of net cash provided by operating activities in the consolidated statement of cash flows for the twelve months ended December 31, 2010.

Capital

Cumulative Perpetual Preferred Stock

On December 19, 2008, Synovus issued Series A Preferred Warrants to the U.S. Treasury. See Part I – Item I. – “Business – Supervision, Regulation and other Factors – TARP Regulations – Capital Purchase Program in this report”.

The $48.5 million discount on the Series A Preferred Stock is being accreted using a constant effective yield over the five-year period preceding the 9% perpetual dividend. Synovus records increases in the carrying amount of the preferred shares resulting from accretion of the discount by charges against accumulated deficit.

Common Stock

On September 22, 2009, Synovus completed a public offering of 150,000,000 shares of Synovus’ $1.00 par value common stock at a price of $4.00 per share, generating proceeds of $570.9 million, net of issuance costs.

On May 4, 2010, Synovus completed a public offering of 293,250,000 shares of Synovus common stock at a price of $2.75 per share, generating proceeds of $769.1 million, net of issuance costs.

Exchange of Subordinated Debt for Common Stock

On November 5, 2009, Synovus completed an exchange offer (“Exchange Offer”) of $29,820,000 in aggregate principal amount of its outstanding 4.875% Subordinated Notes Due 2013 (the “Notes”). The Notes exchanged in the Exchange Offer represent 12.6% of the $236,570,000 aggregate principal amount of the Notes outstanding prior to the Exchange Offer. Pursuant to the terms of the Exchange Offer, Synovus has issued 9.44 million shares of Synovus’ common stock as consideration for the Notes. The Exchange Offer resulted in a pre-tax gain of $6.1 million which was recorded as a component of other non-interest income in 2009.

Tangible Equity Units (“tMEDS”)

On May 4, 2010, Synovus completed a public offering of 13,800,000 tMEDS with a stated value of $25.00 per unit. Each tMEDS unit consists of a prepaid common stock purchase contract and a junior subordinated amortizing note due May 15, 2013. The prepaid common stock purchase contracts have been recorded as additional paid-in-capital (a component of shareholders’ equity), net of issuance costs, and the junior subordinated amortizing notes have been recorded as long-term debt. Issuance costs associated with the debt component were recorded as a prepaid expense, which is being amortized on a straight-line basis over the term of the instrument to May 15, 2013. Synovus allocated the proceeds from the issuance of the tMEDS to equity and debt based on the relative fair values of the respective components of each tMEDS unit. The aggregate values assigned to each component of the tMEDS offering are presented as follows:

Table 11 – tMEDS Offering

(in thousands, except per unit amounts)	Equity Component	Debt Component	tMEDS Total
Units issued (1)	13,800	13,800	13,800
Unit price	$19.901803	5.098197	25.00
Gross proceeds	274,645	70,355	345,000
Issuance costs	9,081	2,342	11,423

Net proceeds	$265,564	68,013	333,577

Balance sheet impact:
Other assets (prepaid issuance costs)	$—	2,342	2,342
Long-term debt	—	70,355	70,355
Additional paid-in capital	$265,564	—	265,564
(1)	There are two components of each tMEDS unit; therefore, there are 13.8 million units of the equity component, 13.8 million units of the debt component, and 13.8 million units of tMEDS, which includes both the debt and equity components.

The fair value of the debt component was determined using a discounted cash flow model using the following assumptions: (1) quarterly cash payments of 2.0625%; (2) a maturity date of May 15, 2013; and (3) an assumed discount rate of 10%. The discount rate used for estimating the fair value was determined by obtaining yields for comparably-rated issuers trading in the market, considering the market yield of existing Synovus subordinated debt, the credit rating of Synovus, as well as the junior nature of the new debt. The debt component was recorded at fair value, and the discount is being amortized using the level yield method over the term of the instrument to the settlement date of May 15, 2013. The carrying value of the debt component, net of unamortized discount, was $59.9 million at December 31, 2010.

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

Each prepaid common stock purchase contract will automatically settle on May 15, 2013, and Synovus will deliver not more than 9.0909 shares and not less than 7.5758 shares of its common stock based on the applicable market value (the average of the volume weighted average price of Synovus common stock for the twenty (20) consecutive trading days immediately preceding May 15, 2013).

Table 12 – Synovus Common Stock Purchase Contract
Applicable Market Value of Synovus Common Stock	Settlement Rate
Less than or equal to $2.75	9.0909
Between $2.75 and $3.30	Number of shares equal to $25, divided by the applicable market price
Greater than or equal to $3.30	7.5758

At any time prior to the third business day immediately preceding May 15, 2013, the holder may settle the purchase contract early and receive 7.5758 shares of Synovus common stock. Upon settlement, an amount equal to $1.00 per common share issued will be reclassified from additional paid-in capital to common stock. As of December 31, 2010, approximately 284,600 tMEDS units have been settled, which resulted in the issuance of 2,156,071 shares of common stock.

Visa Shares and Litigation Expense

Synovus is a member of the Visa USA network and received shares of Visa Class B common stock in exchange for its membership interest in Visa USA in conjunction with the public offering by Visa, Inc. (the “Visa IPO”) in 2008. Visa members have indemnification obligations with respect to certain Visa litigation (“Visa Litigation”). Visa Class B shares are subject to certain restrictions until the latter of March 2011 or settlement of the Visa Litigation. Visa has established a litigation escrow to fund settlement of the Visa Litigation. The litigation escrow is funded by proceeds from Visa’s conversion of Class B shares.

The Visa IPO was completed in March 2008. Immediately following completion of the Visa IPO in March 2008, Visa redeemed a portion of the Class B shares of its common stock held by Visa members. Synovus recognized a pre-tax gain of $38.5 million on redemption of a portion of its Visa Class B shares. During 2008 and 2009, Synovus reduced its contingent liability for its indemnification obligations upon events of Visa’s funding of litigation escrow through conversion of Class B shares as described above.

In November 2009, Synovus sold its remaining Visa Class B shares to another Visa USA member financial institution for $51.9 million and recognized a gain on sale of $51.9 million. In conjunction with the sale, Synovus entered into a derivative contract with the purchaser which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The fair value of the derivative liability of $5.5 million and $12.9 million, at December 31, 2010 and 2009, is based on an estimate of Visa’s exposure to liability based upon probability-weighted potential outcomes of the covered litigation. The conversion rate from Visa Class B to Visa Class A shares changed twice in 2010 in conjunction with Visa’s deposits to the litigation escrow of $500.0 million in May 2010 and $800.0 million in October 2010. Synovus paid settlements totaling $7.7 million to the derivative counterparty during 2010 as a result of the conversion rate changes associated with Visa’s deposits to the litigation escrow. Management believes that the estimate of Visa’s exposure to litigation liability is adequate based on current information; however, future developments in the litigation could require changes to the estimate.

Earning Assets, Sources of Funds, and Net Interest Income

Earning Assets and Sources of Funds

Average total assets for 2010 decreased $2.46 billion, or 7.1%, to $31.97 billion as compared to average total assets for 2009. Average earning assets decreased $2.37 billion, or 7.4%, in 2010 as compared to the prior year. Average earning assets represented 92.3% and 92.6% of average total assets for 2010 and 2009, respectively. The reduction in average total assets resulted from a $3.72 billion decrease in net loans, a $243.3 million decrease in the investment securities portfolio, and a $34.7 million decrease in mortgage loans held for sale. These reductions in earning assets were partially offset by an increase of $1.69 billion in interest bearing funds held at the Federal Reserve Bank. The decrease in funding sources utilized to support earning assets was driven by decreases in deposits of $1.74 billion, shareholders’ equity of $163.2 million, short-term borrowings of $438.0 million, and long-term debt of $157.4 million.

Average total assets for 2009 were $34.42 billion, an increase of $371.6 million, or 1.1% over 2008 average total assets of $34.05 billion. Average earning assets for 2009 were $31.87 billion, which represented 92.6% of average total assets, as compared to average earning assets of $31.23 billion, or 91.7% of average total assets, for 2008. The primary funding source supporting this growth in average total assets and average earning assets was a $1.47 billion increase in average deposits, including core deposit growth of $1.25 billion. A portion of the funding described above was used to reduce average short-term borrowings and long-term debt by $801.2 million and $87.1 million, respectively. The primary component of the $640.9 million earning asset growth was a $1.37 billion increase in balances held with the Federal Reserve Bank, offset in part by decreases in net loans and investment securities of $606.0 million and $260.8 million, respectively.

For more detailed information on the average balance sheets for the years ended December 31, 2010, 2009, and 2008, refer to Table 14, Consolidated Average Balances, Interest, and Yields.

Net Interest Income

Net interest income (interest income less interest expense) is a major component of net income, representing earnings from the primary business of gathering funds from customer deposits and other sources, and investing those funds primarily in loans and investment securities. Synovus’ long-term objective is to manage those assets and liabilities to maximize net interest income while balancing interest rate, credit, liquidity, and capital risks.

Net interest income is presented in this discussion on a tax-equivalent basis, so that the income from assets exempt from federal income taxes is adjusted based on a statutory marginal federal tax rate of 35% in all years (see Table 13). The net interest margin is defined as taxable-equivalent net interest income divided by average total interest earning assets and provides an indication of the efficiency of the earnings from balance sheet activities. The net interest margin is affected by changes in the spread between interest earning asset yields and interest bearing liability costs (spread rate), and by the percentage of interest earning assets funded by non-interest bearing funding sources.

Net interest income for 2010 was $986.3 million, down $24.0 million, or 2.4%, from 2009. On a taxable-equivalent basis, net interest income decreased $24.6 million, or 2.4%, from 2009. During 2010, average earning assets decreased $2.37 billion, or 7.4%, primarily the result of declines in net loans, offset in part by an increase in balances held with the Federal Reserve Bank.

Net interest income for 2009 was $1.01 billion, down $67.6 million, or 6.3%, from 2008. On a taxable-equivalent basis, net interest income decreased $67.6 million, or 6.2%, from 2008. During 2009, average interest earning assets increased $640.9 million, or 2.1%, which primarily results from an increased balance held with the Federal Reserve Bank offset in part by declines in net loans and investment securities.

Net Interest Margin

The net interest margin, 3.36% for 2010, represents a 17 basis point increase from 2009. The yield on earning assets decreased 26 basis points to 4.49% and the effective cost of funds decreased 43 basis points to 1.13%. The effective cost of funds includes non-interest bearing funding sources primarily consisting of demand deposits.

The primary components of the yield on interest earning assets are loan yields, the yield on investment securities, and the yield on balances held with the Federal Reserve Bank. Loan yields increased 15 basis points to 5.17% with improvement due to a modest decline in the cost to carry non-performing assets and an improvement in loan origination pricing. Average net loans decreased $3.72 billion, or 14.1%, to $22.73 billion in 2010 and represented 77.0% of average interest earning assets in 2010 as compared to 83.0% in 2009. While the demand for loans began to strengthen toward the end of 2010, the decline in loans during 2010 reflects net pay downs (principal repayments in excess of new loans funded), the impact of net charge-offs, which were $1.37 billion in 2010, and the sale of distressed loans. Yields on investment securities decreased by 83 basis points primarily due to the continued historically low level of bond market yields and the reinvestment of cash flows from older higher yielding securities. The yield on balances held at the Federal Reserve Bank remained the same at 0.25% in 2010 as in 2009 while the average balance held at the Federal Reserve Bank increased by $1.69 billion to $3.16 billion in 2010. A significant portion of the increase in short-term liquidity resulted from cash proceeds from the capital raised in May of 2010. Synovus expects to continue to maintain a higher level of liquidity in 2011, relative to historical periods, due to the potential for difficult economic and capital market conditions.

The primary factors contributing to the 43 basis point decrease in the effective cost of funds were a 95 basis point decrease in the cost of time deposits and a 16 basis point decrease in the cost of money market accounts. Additional factors contributing to the decrease in the effective cost of funds in 2010 include growth in non-interest bearing demand deposit accounts, reduced utilization of national market brokered time deposits, and a continued

deposit mix shift toward lower cost transaction accounts. Average non-interest demand deposits funded 14.6% of average total interest earning assets in 2010 as compared to 12.3% during 2009.

The net interest margin was 3.19% for 2009, down 28 basis points from 2008. The yield on earning assets decreased 121 basis points which was partially offset by a 93 basis point decrease in the effective cost of funds.

Yields on investment securities in 2009 increased 5 basis points, primarily due to higher realized yields on mortgage-backed securities, as compared to the prior year. Loan yields, which decreased 113 basis points, were unfavorably impacted by a 184 basis point decrease in the average prime rate and increased costs to carry elevated levels of non-performing assets in 2009 as compared to 2008. The yield on interest earning assets was also impacted by a higher level of short term liquidity in 2009. A significant portion of this liquidity resulted from capital raised in December 2008 and September 2009 from the issuance of preferred and common stock, respectively, plus the decline in net loans.

The primary factors driving the 93 basis point decrease in the effective cost of funds in 2009 were a 112 basis point decrease in the cost of money market accounts and a 103 basis point decrease in the cost of time deposits. Average non-interest demand deposits funded 12.3% of average total interest earning assets in 2009 as compared to 11.0% during 2008.

Table 13 – Net Interest Income

	Years Ended December 31,
(in thousands)	2010	2009	2008
Interest income	$1,320,581	1,509,189	1,857,585
Taxable-equivalent adjustment	4,224	4,846	4,909

Interest income, taxable-equivalent	1,324,805	1,514,035	1,862,494
Interest expense	334,248	498,879	779,692

Net interest income, taxable-equivalent	$990,557	1,015,156	1,082,802

Table 14 – Consolidated Average Balances, Interest, and Yields

	2010			2009			2008
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest earning assets:
Taxable loans, net(1)(2)	$23,480,939	1,166,045	4.97%	$27,053,391	1,319,404	4.88%	$27,382,247	1,657,647	6.05%
Tax-exempt loans, net(1)(2)(3)	143,173	7,891	5.51	169,349	7,003	4.14	88,191	5,262	5.97
Allowance for loan losses	(899,015)	—	—	(777,332)	—	—	(418,984)	—	—

Loans, net	22,725,097	1,173,936	5.17	26,445,408	1,326,407	5.02	27,051,454	1,662,909	6.15

Investment securities available for sale:
Taxable investment securities	3,045,501	127,669	4.19	3,249,124	162,956	5.02	3,477,025	172,335	4.96
Tax-exempt investment securities(3)	62,999	4,410	7.00	102,681	7,210	7.02	135,590	9,468	6.98

Total investment securities	3,108,500	132,079	4.25	3,351,805	170,166	5.08	3,612,615	181,803	5.03

Trading account assets	15,664	843	5.38	17,556	1,091	6.21	30,870	1,924	6.23
Interest earning deposits with banks	18,474	15	0.08	50,267	324	0.64	12,075	188	1.56
Due from Federal Reserve Bank	3,156,763	7,986	0.25	1,461,965	3,650	0.25	90,543	391	0.43
Federal funds sold and securities purchased under resale agreements	173,268	229	0.13	207,618	357	0.17	193,895	3,386	1.75
FHLB and Federal Reserve Bank stock	129,508	1,063	0.82	132,415	1,203	0.91	119,311	4,551	3.81
Mortgage loans held for sale	171,361	8,654	5.05	206,085	10,837	5.26	121,425	7,342	6.05

Total interest earning assets	29,498,635	1,324,805	4.49	31,873,119	1,514,035	4.75	31,232,188	1,862,494	5.96

Cash and due from banks	526,301			522,256			505,374
Premises and equipment, net	565,896			596,148			581,508
Other real estate	237,773			262,600			180,493
Other assets(4)	1,137,575			1,169,494			1,552,451

Total assets	$31,966,180			$34,423,617			$34,052,014

Liabilities and Equity
Interest bearing liabilities:
Interest bearing demand deposits	$3,680,419	14,036	0.38%	$3,586,798	15,916	0.44%	$3,158,228	35,792	1.13%
Money market accounts	7,389,926	73,242	0.99	7,943,855	91,199	1.15	7,984,231	181,482	2.27
Savings deposits	486,176	705	0.15	469,419	711	0.15	452,661	1,137	0.25
Time deposits	10,350,182	200,344	1.94	12,050,867	348,422	2.89	11,463,905	449,041	3.92
Federal funds purchased and securities sold under repurchase agreements	480,700	1,921	0.40	918,735	3,840	0.42	1,719,978	38,583	2.24
Long-term debt	1,807,021	44,000	2.43	1,964,411	38,791	1.97	2,051,521	73,657	3.59

Total interest bearing liabilities	24,194,424	334,248	1.38	26,934,085	498,879	1.85	26,830,524	779,692	2.91

Non-interest bearing demand deposits	4,315,353			3,915,925			3,440,047
Other liabilities	298,200			252,254			319,396
Equity	3,158,203			3,321,353			3,462,047

Total liabilities and equity	$31,966,180			$34,423,617			$34,052,014

Net interest income/margin		990,557	3.36%		1,015,156	3.19%		1,082,802	3.47%

Taxable-equivalent adjustment		(4,224)			(4,846)			(4,909)

Net interest income, actual		986,333			1,010,310			1,077,893

(1)	Average loans are shown net of unearned income. Non-performing loans are included.
(2)	Interest income includes loan fees as follows: 2010 – $18.4 million, 2009 – $22.8 million, 2008 – $29.5 million.
(3)	Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35%, in adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.
(4)	Includes average net unrealized gains (losses) on investment securities available for sale of $129.6 million, $133.1 million, and $46.7 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Table 15 – Rate/Volume Analysis

	2010 Compared to 2009			2009 Compared to 2008
	Change Due to(1)			Change Due to(1)
(in thousands)	Volume	Yield/ Rate	Net Change	Volume	Yield/ Rate	Net Change
Interest earned on:
Taxable loans, net	$(174,336)	20,977	(153,359)	(19,896)	(318,347)	(338,243)
Tax-exempt loans, net(2)	(1,084)	1,972	888	4,845	(3,104)	1,741
Taxable investment securities	(10,222)	(25,065)	(35,287)	(11,304)	1,925	(9,379)
Tax-exempt investment securities(2)	(2,786)	(14)	(2,800)	(2,297)	39	(2,258)
Trading account assets	(117)	(131)	(248)	(829)	(4)	(833)
Interest earning deposits with banks	(203)	(106)	(309)	596	(460)	136
Due from Federal Reserve Bank	4,237	99	4,336	5,897	(2,638)	3,259
Federal funds sold and securities purchased under resale agreements	(58)	(69)	(127)	240	(3,269)	(3,029)
FHLB and Federal Reserve Bank stock	(26)	(114)	(140)	499	(3,847)	(3,348)
Mortgage loans held for sale	(1,826)	(357)	(2,183)	5,122	(1,627)	3,495

Total interest income	(186,421)	(2,808)	(189,229)	(17,127)	(331,332)	(348,459)

Interest paid on:
Interest bearing demand deposits	412	(2,292)	(1,880)	4,843	(24,719)	(19,876)
Money market accounts	(6,370)	(11,587)	(17,957)	(917)	(89,366)	(90,283)
Savings deposits	25	(30)	(5)	42	(468)	(426)
Time deposits	(49,150)	(98,928)	(148,078)	23,009	(123,628)	(100,619)
Federal funds purchased and securities sold under repurchase agreements	(1,840)	(79)	(1,919)	(17,948)	(16,795)	(34,743)
Other borrowed funds	(3,101)	8,310	5,209	(3,127)	(31,739)	(34,866)

Total interest expense	(60,024)	(104,606)	(164,630)	5,902	(286,715)	(280,813)

Net interest income	$(126,397)	101,798	(24,599)	(23,029)	(44,617)	(67,646)

(1)	The change in interest due to both rate and volume has been allocated to the yield/rate component.
(2)	Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35%, in adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.

Non-interest Income

Non-interest income consists of a wide variety of fee generating services. Total non-interest income was $305.3 million in 2010, down $105.3 million or 25.6% compared to 2009. The comparison is impacted by a $51.9 million gain recorded in 2009 from the sale of Visa shares. Regulation E and policy changes also contributed to the decline in non-interest income in 2010. Total non-interest income for 2009 was $410.7 million, down 1.6% compared to 2008. The following table shows the principal components of non-interest income.

Table 16 – Non-interest Income

	Years Ended December 31,
(in thousands)	2010	2009	2008
Service charges on deposit accounts	$105,114	117,751	111,837
Fiduciary and asset management fees	44,142	44,168	48,779
Brokerage and investment banking revenue	28,184	28,475	33,119
Mortgage banking income	33,334	38,521	23,493
Bankcard fees	41,420	36,139	35,283
Investment securities (losses) gains, net	(1,271)	14,067	45
Other fee income	21,129	31,200	37,246
Increase in fair value of private equity investments, net	7,203	1,379	24,995
Gain from sale of MasterCard shares	—	8,351	16,186
Gain from redemption of Visa shares	—	—	38,542
Gain from sale of Visa shares	—	51,900	—
Other non-interest income	26,092	38,719	47,716

Total non-interest income	$305,347	410,670	417,241

Service charges on deposit accounts represent the single largest fee income component. Service charges on deposits totaled $105.1 million in 2010, a decrease of 10.7% from the previous year, and $117.8 million in 2009, an increase of 5.3% over 2008. Service charges on deposit accounts consist of non-sufficient funds (“NSF”) fees (which represent approximately 57.7% of the total for 2010), account analysis fees, and all other service charges. NSF fees decreased by $11.1 million or 15.4% from 2009. Account analysis fees were down $2.4 million or 8.7% from 2009 levels. All other service charges on deposit accounts, which consist primarily of monthly fees on consumer demand deposit and savings accounts, were up $877 thousand or 4.9% compared to 2009.

On August 1, 2010, Regulation E became effective. The changes from this regulation limit the ability of a financial institution to assess an overdraft fee for paying automated teller machine and debit card transactions that overdraw a customer’s account unless the customer affirmatively consents, or opts-in, to the institution’s payment of overdrafts of these transactions. The impact for 2010 was a decrease in NSF fees of approximately $5.2 million which was slightly better than projected. Synovus estimates that the impact of Regulation E will reduce NSF fees by approximately $14.5 million in 2011.

Fiduciary and asset management fees are derived from providing estate administration, employee benefit plan administration, personal trust, corporate trust, corporate bond management, investment management and financial planning services. Fiduciary and asset management fees were $44.1 million for 2010, a decrease of 0.1% from the prior year, and $44.2 million for 2009, a decrease of 9.5% from 2008.

At December 31, 2010, 2009 and 2008, the market value of assets under management was approximately $9.25 billion, $8.39 billion, and $7.72 billion, respectively. Assets under management at December 31, 2010 and 2009 increased 10.2% and 8.7% from December 31, 2009 and 2008, respectively. Reported assets under management include approximately $314.8 million, $290.1 million, and $242.3 million at December 31, 2010, 2009 and 2008, respectively, of assets managed for certain Synovus employee retirement plans. Assets under management consist of all assets where Synovus has investment authority and corporate bond managed assets. Assets under advisement were approximately $2.55 billion, $3.19 billion, and $3.38 billion at December 31, 2010, 2009 and 2008, respectively. Assets under advisement consist of non-managed assets as well as non-custody assets where Synovus earns a consulting fee. Assets under advisement at December 31, 2010 and 2009 decreased 20.1% and 5.5% from December 31, 2009 and 2008, respectively. Total assets under management and advisement were $11.80 billion at December 31, 2010 compared to $11.58 billion at December 31, 2009 and $11.10 billion at December 31, 2008. Many of the fiduciary and asset management fees charged are based on asset values, and changes in these values directly impact fees earned.

Brokerage and investment banking revenue was $28.2 million in 2010, a 1.0% decrease from the $28.5 million reported in 2009. Brokerage assets were $3.94 billion and $3.98 billion as of December 31, 2010 and 2009, respectively. Advisory fees, which are based upon market value of brokerage assets under management, were $2.8 million in 2010, an increase of 15.0% from 2009. In 2010, brokerage assets under management were $90.2 million, an increase of 23.2% from 2009. Brokerage commissions were $24.5 million in 2010, a decrease of 4.4% from 2009.

Total brokerage and investment banking revenue for 2009 was $28.5 million, down 14.0% from 2008. The decrease in revenue was driven by general declines in the market value of brokerage assets as well as modest declines in brokerage trading volume.

Mortgage banking income was $33.3 million in 2010, a 13.5% decrease from 2009. Mortgage production volume was $1.55 billion in 2010, down 23.8% compared to 2009. The decrease was driven by a lower volume of refinancing activity.

Total mortgage banking income for 2009 was $38.5 million, a 64.0% increase from 2008 levels. Total mortgage production volume was $2.04 billion in 2009, up 68.5% compared to 2008. The increase in mortgage banking income and production volume in 2009 compared to 2008 was primarily due to an increase in refinancing activity as a result of Federal Reserve Bank purchases of agency mortgage-backed securities (“MBS”) which drove down mortgage interest rates to near record lows. Also, mortgage volumes experienced a slight increase in purchase business resulting from the government’s attempt to stabilize the purchase market with the first time home buyer credits and an increase in home affordability following market depreciation.

Bankcard fees totaled $41.4 million in 2010, an increase of 14.6% over the previous year, and $36.1 million in 2009, an increase of 2.4% from 2008. Bankcard fees consist of credit card interchange fees and debit card interchange fees. Debit card interchange fees were $25.1 million in 2010, an increase of 16.9% over the previous year, and $21.4 million in 2009, an increase of 6.1% from 2008. The increase in debit card interchange fees for 2010 and 2009 was primarily driven by an increase in volume. Credit card fees were $16.4 million in 2010, an increase of 11.3% compared to 2009, and $14.7 million in 2009, a decrease of 2.4% compared to 2008.

Synovus anticipates that the likely adoption of the Durbin Amendment, which is scheduled to become effective July 31, 2011, will significantly impact debit card interchange fees. The amendment proposes a 75% reduction in allowable interchange fee charges. Based on the current proposal, the Durbin Amendment would result in a reduction of debit card interchange fees of approximately $8 million in 2011. Synovus is evaluating strategies to offset the anticipated decline in revenues from the proposed Durbin Amendment.

Other fee income includes fees for letters of credit, safe deposit box fees, access fees for automatic teller machine use, official check issuance fees, customer swap dealer fees, gains and losses on trading securities, and other miscellaneous fee-related income. Other fee income was $21.1 million in 2010, a decrease of 32.3% from 2009, and $31.2 million in 2009, a decrease of 16.2% compared to 2008. The decline in 2010 from 2009 was driven by a $7.2 million decrease in letter of credit fees and a $3.2 million decrease in gains on trading securities. Fees on letters of credit were down due to continued decline in volume. Other fee income of $31.2 million in 2009 declined 16.2% from 2008 driven primarily by reduced customer swap dealer fees and letter of credit fees.

Other non-interest income was $26.1 million in 2010 compared to $38.7 million in 2009. The main components of other non-interest income are income from company-owned life insurance policies, insurance commissions, card service fees and other miscellaneous items. The primary components of the change related to debt extinguishment and debt exchange gains which were recognized during 2009. Other non-interest income of $38.7 million in 2009 declined 18.9% primarily due to the decline in the crediting rate for company-owned life insurance policies.

Non-interest Expense

Non-interest expense for 2010 was $1.01 billion, down $211.7 million or 17.3% from 2009. $190.6 million of the decrease was due to lower foreclosed real estate expenses. The following table summarizes this data for the years ended December 31, 2010, 2009, and 2008.

Table 17 - Non-interest Expense

	Years Ended December 31,
(in thousands)	2010	2009	2008
Salaries and other personnel expense	$418,629	425,170	455,395
Net occupancy and equipment expense	122,046	123,105	123,529
FDIC insurance and other regulatory fees	69,480	76,314	25,161
Foreclosed real estate expense	163,630	354,269	136,678
Losses on other loans held for sale	3,050	1,703	9,909
Goodwill impairment	—	15,090	479,617
Professional fees	45,554	38,802	30,210
Data processing expense	45,478	45,131	46,914
Visa litigation recovery	—	(6,441)	(17,473)
Restructuring charges	5,538	5,995	16,125
Gain on curtailment of post-retirement defined benefit plan	(7,092)	—	—
Other operating expenses	143,263	142,151	149,992

Total non-interest expense	$1,009,576	1,221,289	1,456,057

2010 vs. 2009

Total salaries and other personnel expense declined $6.5 million, or 1.5%, in 2010 compared to 2009. Total employees were 6,109 at December 31, 2010, down 276 or 4.3% from 6,385 employees at December 31, 2009. The decline in expense was largely due to reductions in headcount that resulted from efficiency and expense management initiatives.

Net occupancy and equipment expense declined $1.1 million, or 0.9% during 2010 with savings realized from efficiency and expense management initiatives.

FDIC insurance and other regulatory fees decreased $6.8 million, or 9% in 2010 compared to 2009. The decrease in FDIC insurance and other regulatory fees was primarily due to the FDIC’s 2009 special assessment of $16.2 million. The decline from the prior year special assessment was somewhat offset by increases in quarterly assessment rates during 2010 for Synovus Bank.

Foreclosed real estate costs decreased $190.6 million in 2010. The decline was related to a reduction in charges related to declines in fair value or reductions in estimated realizable value subsequent to the date of foreclosure. For further discussion of foreclosed real estate, see the section captioned “Other Real Estate”.

Professional fees increased $6.8 million, or 17.4% in 2010 compared to 2009. The increase in professional fees was primarily driven by professional fees associated with the Charter Consolidation, legal fees associated with certain litigation, and consulting fees associated with Synovus’ three-year strategic plan.

Restructuring charges of $5.5 million in 2010 are comprised of $2.5 million in professional fees and $3 million in severance charges related to efficiency and expense management initiatives. For further discussion of restructuring charges, see the section titled “Restructuring Charges”.

Gain on curtailment of post-retirement defined benefit plan of $7.1 million was recorded during 2010 as a result of Synovus’ amendment to the Synovus Retiree Medical Plan. For further discussion of the Plan amendment and curtailment gain, see Note 23 “Employment Expenses and Benefit Plans”.

Other operating expenses increased $1.1 million, or 0.8%, from 2009 primarily due to increases in credit related expenses.

2009 vs. 2008

Non-interest expense for 2009 was $1.22 billion, down $234.8 million or 16.1% from 2008.

Total salaries and other personnel expense declined $30.2 million, or 6.6%, in 2009 compared to 2008. Total employees were 6,385 at December 31, 2009, down 491 or 7.1% from 6,876 employees at December 31, 2008. The decline in expense was largely due to planned reductions in headcount that resulted from the Project Optimus initiative launched by Synovus in April, 2008. Additionally, employee retirement and share-based compensation expense declined as a result of decisions in early 2009 to reduce contributions to the employee money purchase plan and suspend share-based awards in light of business performance and economic conditions.

Net occupancy and equipment expense declined $424 thousand, or 0.3% during 2009 with savings realized from Project Optimus ideas and 9 branch closings.

FDIC insurance and other regulatory fees increased $51.2 million, or 203.3% over 2008. The increase in FDIC insurance and other regulatory fees is primarily a result of the FDIC’s increase in base assessment rates during 2009 as well as a $16.2 million special assessment in June 2009, which was assessed as 5 basis points of total assets minus Tier 1 capital. The increase in FDIC insurance expense is also a result of Synovus’ voluntary participation in the FDIC Temporary Liquidity Guarantee Program. This FDIC program allows Synovus to offer 100% deposit protection for non-interest bearing deposit transaction accounts regardless of dollar amount at FDIC-insured institutions.

Foreclosed real estate costs increased $217.6 million in 2009 as a result of heightened levels of foreclosures. These costs primarily consist of charges related to declines in fair value or reductions in estimated realizable value subsequent to the date of foreclosure. For further discussion of foreclosed real estate, see the section captioned “Other Real Estate”.

Goodwill impairment was evaluated during 2009 and resulted in non-cash charges for goodwill impairment of $15.1 million. Goodwill impairment non-cash charges in 2008 totaled $479.6 million. For further discussion, see Note 8 to the consolidated financial statements.

Professional fees increased $8.6 million, or 28.4% in 2009 compared to 2008. The increase in professional fees includes increased legal fees paid in connection with sales of non-performing assets during 2009.

Visa litigation resulted in a net recovery of $6.4 million in 2009 compared to a net recovery of $17.5 million in 2008. During 2009, Synovus reduced its litigation accrual by $4.0 million for its membership proportion of the amount which Visa deposited to the litigation escrow during the year, and adjusted its litigation accrual by $2.4 million upon sale of Synovus’ remaining Visa Class B shares. For further discussion of the Visa litigation expense, see the section titled “Visa Shares and Litigation Expense”.

Restructuring charges of $6 million in 2009 are comprised of implementation costs for Project Optimus and reflect a decline of $10.1 million from prior year restructuring charges. During 2009, Synovus recognized a total of $6 million in restructuring charges including $5.5 million in severance charges. For further discussion of restructuring charges, see the section titled “Restructuring Charges”.

Other operating expenses declined $7.8 million, or 5.2%, from 2008 due to savings realized from Project Optimus ideas and overall efforts to manage the organization more tightly.

Mortgage Banking

Synovus’ wholly-owned subsidiary, Synovus Mortgage Corp. (“Synovus Mortgage”), originates residential mortgage loans with originations totaling $1.55 billion in 2010. Synovus Mortgage offers various types of fixed-rate and adjustable-rate loans for the purposes of purchasing, refinancing, or constructing residential properties. The originated loans are primarily conforming mortgage loans for owner-occupied properties. Conforming loans are loans that are underwritten in accordance with the underwriting standards set forth by government sponsored entities such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These are generally collateralized 1-4 family residential real estate properties and are made to borrowers in good credit standing.

Substantially all of the mortgage loans originated by Synovus Mortgage are sold to third party purchasers servicing released, without recourse, or continuing involvement. Each purchaser of Synovus’ mortgage loans has specific guidelines and criteria for sellers of loans, and the risk of credit loss with regard to the principal amount of the loans sold is generally transferred to the purchasers upon sale. While the loans are sold without recourse, the purchase agreements require Synovus Mortgage to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that the loans sold were in breach of these representations or warranties, Synovus Mortgage has obligations to either repurchase the loan for the unpaid principal balance and related investor fees or make the purchaser whole for the economic benefits of the loan.

Repurchase Obligations for Mortgage Loans Originated for Sale

Residential mortgage loans originated by Synovus Mortgage and sold to third party purchasers are sold servicing released (Synovus Mortgage does not retain the servicing rights). These loans are primarily originated and underwritten internally by Synovus personnel and are primarily to borrowers in Synovus’ geographic market footprint. These sales are typically effected as non-recourse loan sales to government-sponsored entities (“GSEs”) and non-GSE purchasers.

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

To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with the periods from 2005 through 2008. From January 1, 2005 through December 31, 2010, Synovus Mortgage originated and sold approximately $5.5 billion of first lien GSE eligible mortgage loans and approximately $2.9 billion of first and second lien non-GSE eligible mortgage loans. Losses to Synovus arising from such repurchases have been inconsequential.

Mortgage Loan Foreclosure Practices

Due to the current focus in foreclosure practices of financial institutions nationwide, Synovus evaluated its foreclosure process related to home equity and consumer mortgage loans within its loan portfolio. At December 31, 2010, Synovus had $3.1 billion of home equity and consumer mortgage loans which are secured by first and second liens on residential properties. Of this amount, approximately $905 million consists of mortgages relating to properties in Florida and South Carolina which are states in which foreclosures proceed through the courts. Foreclosure activity in the home equity and consumer loan portfolio is minimal. Any foreclosures on these loans are handled by designated Synovus personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Synovus has not imposed any freezes on foreclosures. Based on information currently available, management believes that it does not have significant exposure to faulty foreclosure practices. In addition, management believes that the nationwide foreclosure moratorium will not have a material adverse impact to Synovus’ business.

Other Loans Held for Sale

With the exception of certain first lien residential mortgage loans, Synovus originates loans with the intent to hold for the foreseeable future. Loans or pools of loans are transferred to the other loans held for sale portfolio when the intent to hold the loans has changed due to portfolio management, risk mitigation strategies, and when it is determined that Synovus would sell the loans. The value of the loans or pools of loans is primarily determined by analyzing the underlying collateral of the loan, the external market prices of similar assets, historical realization rates on similar assets, and management’s disposition plan. At the time of transfer, if the fair value less estimated costs to sell is less than the carrying value, as such difference is generally attributable to declines in credit quality, it is recorded as a charge-off against the allowance for loan losses. Decreases in fair value subsequent to the transfer as well as losses (gains) from sale of these loans are recognized as a component of non-interest expense.

At December 31, 2010 and 2009, the carrying value of other loans held for sale was $127.4 million and $36.8 million, respectively. All such loans were considered impaired as of December 31, 2010 and 2009. During the year ended December 31, 2010, Synovus transferred loans with a cost basis totaling $317.6 million to the other loans held for sale portfolio. Synovus recognized charge-offs totaling $119.0 million on these loans, resulting in a new cost basis for loans transferred to the other loans held for sale portfolio of $198.6 million. During 2010, subsequent to their transfer to the other loans held for sale portfolio, Synovus recognized additional write-downs of $6.0 million and recognized additional net losses on sales of $3.1 million. The additional write-downs were based on the estimated sales proceeds from pending sales.

Other Real Estate

The carrying value of other real estate was $261.3 million and $238.8 million at December 31, 2010 and 2009 respectively. During the twelve months ended December 31, 2010, approximately $410.1 million of loans and $9.7 million of other loans held for sale were foreclosed and transferred to other real estate. During the years ended December 31, 2010, 2009, and 2008, Synovus recognized foreclosed real estate costs of $163.6 million, $354.3 million, and $136.7 million, respectively. These costs primarily consist of charges related to declines in fair value or reductions in estimated realizable value subsequent to the date of foreclosure.

Investment Securities Available for Sale

The investment securities portfolio consists principally of debt securities classified as available for sale. Investment securities available for sale provide Synovus with a source of liquidity and a relatively stable source of income. The investment securities portfolio also provides management with a tool to balance the interest rate risk of its loan and deposit portfolios. See Table 19 for maturity and average yield information of the investment securities available for sale portfolio.

The investment strategy focuses on the use of the investment securities portfolio to manage the interest rate risk created by the inherent mismatch between the loan and deposit portfolios. Synovus held the portfolio duration at a relatively constant level for most of 2010, while the average balance of the portfolio decreased modestly from the prior year. The average duration of Synovus’ investment securities portfolio was 3.43 years at December 31, 2010 compared to 3.21 years at December 31, 2009.

Synovus also utilizes a significant portion of its investment portfolio to secure certain deposits and other liabilities requiring collateralization. At December 31, 2010, approximately $2.6 billion of these investment securities were pledged as required collateral for certain deposits, securities sold under repurchase agreements, and FHLB advances. The investment securities are primarily U.S. government agencies and government agency sponsored mortgage-backed securities, both of which have a high degree of liquidity and limited credit risk. A mortgage-backed security depends on the underlying pool of mortgage loans to provide a cash flow pass-through of principal and interest. At December 31, 2010, all of the collateralized mortgage obligations and mortgage-backed pass-through securities held by Synovus were issued or backed by federal agencies.

As of December 31, 2010 and 2009, the estimated fair value of investment securities available for sale as a percentage of their amortized cost was 103.0% and 103.6%, respectively. The investment securities available for sale portfolio had gross unrealized gains of $110.6 million and gross unrealized losses of $9.5 million, for a net unrealized gain of $101.1 million as of December 31, 2010. As of December 31, 2009, the investment securities available for sale portfolio had gross unrealized gains of $112.0 million and gross unrealized losses of $2.2 million, for a net unrealized gain of $109.8 million. Shareholders’ equity included net unrealized gains of $58.4 million and $67.1 million on the available for sale portfolio as of December 31, 2010 and 2009, respectively.

During 2010, the average balance of investment securities available for sale decreased to $3.11 billion from $3.35 billion in 2009. Synovus earned a taxable-equivalent rate of 4.25% and 5.08% for 2010 and 2009, respectively, on its investment securities available for sale portfolio. As of December 31, 2010 and 2009, average investment securities available for sale represented 10.54% and 10.52%, respectively, of average interest earning assets.

The calculation of weighted average yields for investment securities available for sale in Table 19 is based on the amortized cost and effective yields of each security. The yield on state and municipal securities is computed on a taxable-equivalent basis using the statutory federal income tax rate of 35%. Maturity information is presented based upon contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 18 – Investment Securities Available for Sale
(in thousands)	2010	2009
U.S. Treasury	$257,672	121,589
Other U.S. Government agency securities	914,111	927,626
Government agency issued mortgage-backed securities	2,089,283	1,873,980
Government agency issued collateralized mortgage obligations	29,994	86,903
State and municipal securities	50,343	82,801
Equity securities	12,806	9,981
Other investments	86,059	85,855

Total	$3,440,268	3,188,735

Table 19 – Maturities and Average Yields of Investment Securities Available for Sale
	December 31, 2010
	Investment Securities Available for Sale
(dollars in thousands)	Estimated Fair Value	Average Yield
U.S. Treasury:
Within 1 year	$66,332	0.71%
1 to 5 years	191,340	2.04
5 to 10 years	—	—
More than 10 years	—	—

Total	$257,672	1.69%

U.S. Government agency securities:
Within 1 year	$70,050	3.52%
1 to 5 years	794,799	2.84
5 to 10 years	37,266	5.38
More than 10 years	11,996	5.38

Total	$914,111	3.02%

State and municipal securities:
Within 1 year	$6,452	7.01%
1 to 5 years	18,872	6.59
5 to 10 years	19,349	6.77
More than 10 years	5,670	6.88

Total	$50,343	6.74%

Other investments:
Within 1 year	$—	—%
1 to 5 years	82,609	1.59
5 to 10 years	450	—
More than 10 years	3,000	2.37

Total	$86,059	1.61%

Equity securities	$12,806	1.53%

Government agency issued mortgage-backed securities	$2,089,283	4.30%

Government agency issued collateralized mortgage obligations	$29,994	4.88%

Total investment securities	$3,440,268	3.72%

Total investment securities:
Within 1 year	$142,834	2.37%
1 to 5 years	1,087,620	2.67
5 to 10 years	57,065	5.82
More than 10 years	20,666	5.35
Equity securities	12,806	1.53
Government agency issued mortgage-backed securities	2,089,283	4.94
Government agency issued collateralized mortgage obligations	29,994	4.88

Total	$3,440,268	3.72%

Loans

Table 20 – Loans by Type

	2010		2009
(dollars in thousands)	Total Loans	%(1)	Total Loans	%(1)
Investment properties	$5,059,102	23.4%	$5,897,175	23.2%
1-4 family properties	2,102,787	9.7	3,316,251	13.1
Land acquisition	1,218,691	5.7	1,529,414	6.0

Total commercial real estate	8,380,580	38.8	10,742,840	42.3

Commercial and industrial	9,264,811	42.9	10,447,346	41.2

Home equity	1,648,039	7.7	1,714,994	6.8
Consumer mortgages	1,475,261	6.8	1,637,978	6.5
Credit card	284,970	1.3	294,126	1.2
Other retail loans	542,538	2.5	565,132	2.1

Total retail	3,950,808	18.3	4,212,230	16.6

Unearned income	(10,436)	—	(19,348)	(0.1)

Total loans, net of unearned income	$21,585,763	100.0%	$25,383,068	100.0%

(1)	Loan balance in each category expressed as a percentage of total loans, net of unearned income.

Portfolio Composition

The loan portfolio spreads across five southeastern states within Synovus’ footprint as presented in the following table.

Table 21 – Loans by State

	December 31, 2010		December 31, 2009
(dollars in thousands)	Total Loans	As a % of Total Loan Portfolio	Total Loans	As a % of Total Loan Portfolio
Georgia	$11,345,896	52.6%	$13,477,312	53.1%
Atlanta	3,587,597	16.6	4,231,030	16.7
Florida	2,830,251	13.1	3,206,658	12.6
South Carolina	3,019,120	14.0	3,793,634	14.9
Tennessee	974,548	4.5	1,154,801	4.6
Alabama	3,415,948	15.8	3,750,663	14.8

Total	$21,585,763	100.0%	$25,383,068	100.0%

At December 31, 2010, total loans outstanding were $21.59 billion, a decrease of 15.0% from 2009. Average loans decreased 13.2%, or $3.60 billion, compared to 2009, representing 80.1% of average earning assets and 73.9% of average total assets. The decline in loan balances was driven by charge-offs and the deliberate reduction of distressed loans through Synovus’ asset disposition strategy. Additionally, while net pay downs (originations less payments and payoffs) on loans outstanding continued to contribute to the net decline in loans outstanding, the trend began to improve in the second half of 2010.

Commercial Loans

Total commercial loans at December 31, 2010 were $17.64 billion or 81.7% of the total loan portfolio. The commercial loan portfolio consists of commercial and industrial loans and commercial real estate loans. Driven by lower demand, charge-offs, and distressed loan dispositions, total commercial loans declined by $3.54 billion or 16.7% from December 31, 2009.

Total commercial real estate loans, which represent 38.8% of the total loan portfolio at December 31, 2010, were $8.38 billion, a decline of $2.36 billion or 22.0% from year-end 2009. The commercial real estate loan portfolio at December 31, 2010 and 2009 includes loans in the Atlanta market totaling $1.71 billion and $2.16 billion, respectively, of which $169.6 million and $365.6 million, respectively, are a combination of 1-4 family construction and residential development loans. The South Carolina market represents $1.31 billion and $1.87 billion of the total commercial real estate portfolio as of December 31, 2010 and 2009, respectively, of which $244.4 million and $545.8 million, respectively, are a combination of 1-4 family construction and residential development loans.

As shown in Table 20, the commercial real estate loan portfolio is diversified among various property types: investment properties, 1-4 family properties, and land acquisition. The investment properties portfolio comprises 60.4% of the total commercial real estate portfolio. Synovus’ investment properties portfolio is diverse with no concentrations by property type, geography, or tenants. Investment property loans are generally recourse in nature with short-term maturities (3 years or less), allowing for restructuring opportunities which reduces vintage exposures. In addition, in early 2008, Synovus placed restrictions on both hotel and shopping center lending to prevent problem loans in these depressed sectors from spreading. These lending restrictions remain in place today. These loans are primarily secured by commercial real estate, including 1-4 family properties, land, and investment properties. The collateral generally consists of the property being financed by the loans; however, collateral may also include real estate or other assets beyond the property being financed.

Total residential construction and development loans (consisting of 1-4 family construction loans and residential development loans) were $975.2 million at December 31, 2010, a decline of $1.07 billion or 52.3% from December 31, 2009. The decline was primarily driven by charge-offs and sales of distressed loans; additionally, Synovus is not actively seeking to originate these types of loans.

Table 22 – Residential Construction and Development Loans by State

	December 31, 2010
(dollars in thousands)	1-4 Family Construction and Residential Development	% of Total 1-4 Family Construction and Residential Development	1-4 Family Construction and Residential Development NPL	% of 1-4 Family Construction and Residential Development NPL
Georgia	$426,155	43.7%	$126,141	56.9%
Atlanta	169,625	17.4	72,385	32.7
Florida	121,778	12.5	42,402	19.1
South Carolina	244,409	25.0	40,128	18.1
Tennessee	15,394	1.6	1,514	0.7
Alabama	167,485	17.2	11,399	5.2

Total	$975,221	100.0%	$221,584	100.0%

	December 31, 2009
(dollars in thousands)	1-4 Family Construction and Residential Development	% of Total 1-4 Family Construction and Residential Development	1-4 Family Construction and Residential Development NPL	% of 1-4 Family Construction and Residential Development NPL
Georgia	$945,601	46.3%	$363,325	70.4%
Atlanta	365,600	17.9	156,564	30.3
Florida	255,732	12.5	42,896	8.3
South Carolina	545,752	26.7	88,402	17.1
Tennessee	45,548	2.2	5,121	1.0
Alabama	250,855	12.3	16,324	3.2

Total	$2,043,488	100.0%	$516,068	100.0%

Total commercial and industrial loans at December 31, 2010 were $9.26 billion, down $1.18 billion or 11.3% from 2009. Synovus’ commercial and industrial portfolio has diverse industry exposure. The portfolio is relationship focused; Synovus lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements.

At December 31, 2010, $4.00 billion of total commercial and industrial loans represent loans for the purpose of financing owner-occupied properties. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the real estate.

These loans are predominately secured by owner-occupied and other real estate. Other types of collateral securing these loans consist primarily of marketable equipment, marketable inventory, accounts receivable, equity and debt securities, and time deposits.

Synovus has historically concentrated on small to middle market commercial and industrial lending throughout the southeast. In January of 2011, Synovus announced enhancements to its large corporate banking initiative designed to attract larger commercial customers across its five-state footprint by developing a syndicated loan program that is expected to accelerate commercial and industrial loan growth and utilize Synovus’ relationship-based delivery model approach to build relationships and connect more commercial customers with Synovus’ full suite of specialized commercial banking products and services including private banking, treasury management, asset-based lending, insurance, and wealth management.

At December 31, 2010, Synovus had 27 commercial loan relationships with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at December 31, 2010 was approximately $73 million.

Retail Loans

Total retail loans as of December 31, 2010 were $3.95 billion. Retail loans decreased by $261.4 million, or 6.2%, from year-end 2009, driven by a $229.7 million, or 6.8%, decline in real estate mortgage loans. Retail loans consist of residential mortgages, home equity lines, credit card loans, and other retail loans. Synovus does not have indirect automobile loans. Apart from credit card loans and unsecured loans, Synovus does not originate loans with loan-to-collateral-value (“LTV”) ratios greater than 100% at origination except for infrequent situations with high quality borrowers. Retail lending decisions are made based upon the cash flow or earning power of the borrower that represents the primary source of repayment. However, in many lending transactions, collateral is taken to provide an additional measure of security. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions. Synovus’ home equity loan portfolio consists primarily of loans with strong credit scores, conservative debt-to-income ratios, and loan-to-value ratios based upon prudent guidelines. These loans are primarily extended to customers who have an existing banking relationship with Synovus.

Synovus believes it has prudently granted credit within its retail residential real estate portfolio which includes its home equity line of credit (“HELOC”) and Consumer Mortgage loans. The home equity loan portfolio consists primarily of loans with strong credit scores (weighted average FICO score of 752 at December 31, 2010) and conservative debt-to-income ratios (average debt-to-income ratio of 29.3% at December 31, 2010). These loans are primarily extended to customers who have an existing banking relationship with Synovus. The utilization rate (total amount outstanding as a percentage of total available lines) of this portfolio was approximately 62% at both December 31, 2010 and 2009.

Synovus does not currently develop or offer specific sub-prime, alt-A, no documentation or stated income retail residential real estate loan products. Synovus estimates that, as of December 31, 2010, it has approximately $126 million of retail residential real estate loans (4.0% of said portfolio and 0.6% of the total loan portfolio) with FICO scores at origination that were below Fannie Mae and Freddie Mac eligibility thresholds, which could be considered subprime. While FICO scores are one key indicator of credit risk, Synovus makes retail residential real estate lending decisions based upon a number of key credit risk determinants including FICO scores as well as bankruptcy predictor scores, loan-to-value, and debt-to-income ratios. Through its mortgage subsidiary, Synovus previously originated Fannie Mae alt-A loans with the intent to sell these loans into the secondary market. Synovus no longer originates such loans and as of December 31, 2010 has $1.4 million of such loans remaining on its balance sheet.

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

At December 31, 2010, weighted average FICO scores within the retail residential real estate portfolio were 752 (HELOC) and 740 (Consumer Mortgages). FICO scores within the retail residential real estate portfolio have remained stable since 2007. Total past dues within the retail residential real estate portfolio as of December 31, 2010 were 0.9% (HELOC) and 1.6% (Consumer Mortgages) compared to 0.8% (HELOC) and 2.1% (Consumer Mortgages) at December 31, 2009. The net charge-off ratio for the year ended December 31, 2010 was 1.9% (HELOC) and 3.2% (Consumer Mortgages) compared to 2.3% (HELOC) and 2.2% (Consumer Mortgages) for the year ended December 31, 2009.

Monitoring of Collateral

Synovus follows a risk-based approach as it relates to the credit monitoring processes for its loan portfolio. Synovus obtains updates of the fair value of the real estate collateral securing collateral-dependent impaired loans each calendar quarter. The fair value of the real estate securing these loans is generally determined based upon appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments, such as selling costs and anticipated sales values considering management’s plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals. Synovus updates the values of collateral that is in the form of accounts receivable, inventory, equipment, and cash surrender value of life insurance policies at least annually and the values of collateral that is in the form of marketable securities and brokerage accounts at least monthly.

For credits that are not on impaired status, Synovus generally obtains a third-party appraisal of the value of the real estate collateral prior to each loan renewal. Additionally, if conditions warrant (e.g., loans that are not considered impaired but exhibit a higher or potentially higher risk), Synovus engages a third party to reappraise the value of the collateral on a more frequent basis. Examples of circumstances that could warrant a new appraisal on an existing performing credit include instances where local market conditions where the real estate collateral is located have deteriorated, the collateral has experienced damage (fire, wind damage, etc.), the lease or sell-out of the collateral has not met the original projections, and the net operating income of the collateral has declined. In circumstances where the collateral is no longer considered sufficient, Synovus seeks to obtain additional collateral.

Table 23 – Five Year Composition of Loan Portfolio

	December 31,
	2010		2009		2008		2007		2006
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial
Commercial, financial, and agricultural	$5,267,861	24.4%	$6,003,735	23.7%	$6,747,928	24.2%	$6,420,689	24.2%	$5,874,204	23.8%
Owner occupied	3,996,950	18.5	4,443,611	17.5	4,499,339	16.1	4,226,707	16.0	4,054,728	16.4
Real estate – construction	3,112,919	14.4,	5,171,398	20.4	7,295,727	26.1	8,022,179	30.3	7,517,611	30.5
Real estate – mortgage	5,267,661	24.4	5,571,442	21.9	5,024,640	18.0	3,877,808	14.6	3,595,798	14.6

Total commercial	17,645,391	81.7	21,190,186	83.5	23,567,634	84.4	22,547,383	85.1	21,042,341	85.3

Retail
Real estate – mortgage	3,123,300	14.5	3,352,972	13.3	3,488,524	12.5	3,211,625	12.1	2,881,880	11.8
Retail loans – credit card	284,970	1.3	294,126	1.2	295,055	1.0	291,149	1.1	276,269	1.1
Retail loans – other	542,538	2.5	565,132	2.1	606,347	2.2	494,591	1.9	500,757	2.0

Total retail	3,950,808	18.3	4,212,230	16.6	4,389,926	15.7	3,997,365	15.1	3,658,906	14.9

Total loans	21,596,199		25,402,416		27,957,560		26,544,748		24,701,247
Unearned income	(10,436)	—	(19,348)	(0.1)	(37,383)	(0.1)	(46,163)	(0.2)	(46,695)	(0.2)

Total loans, net of unearned income	$21,585,763	100.0%	$25,383,068	100.0%	$27,920,177	100.0%	$26,498,585	100.0%	$24,654,552	100.0%

(1)	Loan balance in each category expressed as a percentage of total loans, net of unearned income.

Table 24 below shows the maturity of selected loan categories as of December 31, 2010. Also provided are the amounts due after one year, classified according to the sensitivity in interest rates. Actual repayments of loans may differ from the contractual maturities reflected therein because borrowers have the right to prepay obligations with and without prepayment penalties. Additionally, the refinancing of such loans or the potential delinquency of such loans could create differences between the contractual maturities and the actual repayment of such loans.

Table 24 – Loan Maturity and Interest Rate Sensitivity Table

	December 31, 2010
(in thousands)	One Year Or Less	Over One Year Through Five Years	Over Five Years	Total
Selected loan categories:
Commercial, financial, and agricultural	$2,671,595	2,075,952	520,314	5,267,861
Real estate-construction	2,164,405	910,697	37,817	3,112,919

Total	$4,836,000	2,986,649	558,131	8,380,780

Loans due after one year:
Having predetermined interest rates				1,696,468
Having floating or adjustable interest rates				1,848,312

Total				3,544,780

Credit Quality

Synovus continuously monitors credit quality and maintains an allowance for loan losses that management believes is sufficient to absorb probable and estimable losses inherent in its loan portfolio. Synovus continues to address problem assets and reduce future exposures through asset dispositions as well as timely monitoring of expected losses on problem loans through review of current market data. The total allowance and cumulative write-downs on non-performing loans and non-performing assets (as a percentage of unpaid principal balance) at December 31, 2010 were approximately 45% and 47%, respectively.

Total credit costs for the year ended December 31, 2010 and 2009 were $1.33 billion and $2.19 billion, respectively, including provision for losses on loans of $1.13 billion and $1.81 billion, respectively, and expenses related to foreclosed real estate of $163.6 million and $354.3 million, respectively. The decrease in provision expense was primarily driven by a lower level of NPL inflows. The NPL inflows for 2010 were $1.59 billion, a significant decline compared to $3.12 billion in 2009. Synovus expects to experience a meaningful improvement in credit costs in 2011.

Synovus continues to decrease the level of distressed assets through dispositions. During 2010 and 2009, Synovus completed sales of distressed assets with total carrying values of approximately $1.2 billion each year. Asset sales in 2010 were comprised of $551.0 million of residential real estate loans and ORE properties, $206.2 million of investment real estate loans and ORE properties, and $436.1 million of loans and ORE properties which are primarily comprised of owner occupied commercial and industrial loans and land acquisition loans. Approximately 21% of the total amount was from the Atlanta market.

Provision and Allowance for Loan Losses

The provision for losses on loans is the charge to operating earnings necessary to maintain an adequate allowance for loan losses. Through the provision for losses on loans, Synovus maintains an allowance for losses on loans that management believes is adequate to absorb probable losses inherent in the loan portfolio. However, future additions to the allowance may be necessary based on changes in economic conditions, as well as changes in assumptions regarding a borrower’s ability to pay and/or collateral values. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review the allowance for loan losses. Based on their judgments about information available to them at the time of their examination, such agencies may require Synovus to recognize additions to their allowance for loan losses.

Provision expense for the year ended December 31, 2010 was $1.13 billion, a decrease of $674.3 million or 37.3% compared to the prior year. The Atlanta market accounted for $202.3 million of the total provision expense, while the South Carolina market accounted for $359.6 million of the total provision expense, which together represents 49.7% of total provision expense for 2010.

A summary by loan category of loans charged off, recoveries of loans previously charged off, and additions to the allowance through provision expense is presented in Table 27.

Total net charge-offs were $1.37 billion or 5.82% of average loans for 2010, compared to $1.46 billion or 5.37% for 2009. In 2009, the charge-offs were primarily driven by both credit deterioration within the loan portfolio as well as significantly declining collateral values due to prevailing real estate market conditions, but as 2010 progressed, charge-offs related less to the drivers in 2009 and more to distressed-loan dispositions and transfers of loans to held for sale. Approximately $400 million of total net charge-offs in 2010 are from losses on distressed loan dispositions and transfers to loans held for sale compared to approximately $350 million in 2009. It is expected that 2011 charge-offs will be lower than in 2010. The residential construction and development portfolios (components of the 1-4 family category) represented $398.3 million or 29.0% of total net charge-offs for 2010. Net charge-offs in these categories also decreased by $228.3 million from 2009 levels. The South Carolina market and Atlanta market represented $144.8 million and $78.2 million, respectively, or a combined 56.0% of the total residential construction and development net charge-offs for 2010. Approximately $114 million of the charge-offs in the South Carolina market related to distressed loan dispositions, including one large residential development credit and a pool of residential development credits.

The following tables show net charge-offs by geography and type for the years ended December 31, 2010 and December 31, 2009.

Table 25 – Net Charge-offs by Geography

	December 31,
(in thousands)	2010	2009
Georgia	$735,823	777,392
Atlanta	239,814	453,233
Florida	164,723	289,846
South Carolina	398,280	275,128
Tennessee	30,776	55,476
Alabama	41,850	62,333

Total	$1,371,452	1,460,175

Table 26 – Net Charge-offs by Loan Type

	December 31,
(in thousands)	2010	2009
Investment properties	$334,072	165,725
1 – 4 Family properties	453,669	685,034
Land for future development	203,717	202,302

Total commercial real estate	991,458	1,053,061

Commercial and industrial	271,449	295,992

Retail	108,545	111,122

Total	$1,371,452	1,460,175

Loan Guarantees

In addition to collateral, Synovus generally requires a guarantee from all principals on all commercial real estate and commercial and industrial lending relationships. Specifically, Synovus generally obtains unlimited guarantees from any entity (e.g., individual, corporation, or partnership) that owns or controls 50 percent or more of the borrowing entity. Limited guarantees on a pro rata basis are generally required for all 20 percent or more owners.

Synovus evaluates the financial ability of a guarantor through an evaluation of the guarantor’s current financial statements, income tax returns for the two most recent years, as well as financial information regarding a guarantor’s business or related interests. In addition, Synovus analyzes substantial assets owned by the guarantor to ensure that the guarantor has the necessary ownership or control over these assets. For loans that are not considered impaired, the allowance for loan losses is determined based on the risk rating of each loan. The risk rating incorporates a number of factors, including guarantors. If a loan is rated doubtful, with certain limited exceptions, a guarantee is not considered in determining the amount to be charged-off (i.e., the charge-off equals the greater of the amount of the collateral exposure or 50% of the loan balance, in compliance with regulatory requirements). With the exception of certain loans whose amount is inconsequential, all impaired loans are collateral dependent. The charge-off on these loans is determined based upon the amount of the collateral exposure only.

With certain limited exceptions, Synovus seeks performance under guarantees in the event of a borrower’s default. However, under the current economic environment, and based on the fact that a majority of Synovus’ problem credits are commercial real estate credits, Synovus’ success in recovering amounts due under guarantees has been limited.

Allocation of the Allowance for Loan Losses

Table 27 shows a five year comparison of the allocation of the allowance for loan losses. The allocation of the allowance for loan losses is based on certain loss factors which could differ from the specific amounts or loan categories in which charge-offs may ultimately occur.

The allowance for loan losses to non-performing loans coverage was 78.91% at December 31, 2010, compared to 60.66% at December 31, 2009. This ratio is impacted by collateral-dependent impaired loans, which have no allowance for loan losses as the estimated losses on these credits have been charged-off. Therefore, a more meaningful allowance for loan losses coverage ratio is the allowance to non-performing loans excluding collateral-dependent impaired loans for which there is no related allowance for loan losses, which was 192.60% at December 31, 2010, compared to 124.7% at December 31, 2009.

Commercial loans had an allocated allowance of $576.0 million, a decrease of $229.5 million or 28.5% from the prior year. Commercial, financial, and agricultural loans had an allocated allowance of $154.1million, or 2.9%, of loans in the respective category at December 31, 2010, compared to $137.0 million, or 2.3%, at December 31, 2009. The allocated allowance for owner occupied loans was $67.9 million, or 1.7%, of loans in the respective category at December 31, 2010 compared to $72.0 million or 1.6% at December 31, 2009.

At December 31, 2010, the allocated component of the allowance for loan losses related to commercial real estate construction loans was $197.3 million, down 48.0% from $379.6 million in 2009. As a percentage of commercial real estate construction loans, the allocated allowance in this category was 6.3% at December 31, 2010, compared to 7.3% the previous year-end. As a percentage of total land acquisition loans, the allowance for loan losses in this category was 7.4%, compared to approximately 5.8% of total loans in the prior year. Commercial real estate mortgage loans had an allocated allowance of $156.6 million or 3.0% of loans in the respective category at December 31, 2010 compared to $216.8 million or 3.9% at December 31, 2009.

The unallocated allowance is 0.39% and 0.32% of total loans at December 31, 2010 and 2009, respectively. The unallocated component of the allowance for loan losses is considered necessary to provide for certain environmental and economic factors that affect the probable loss inherent in the entire loan portfolio. Unallocated loss factors included in the determination of the unallocated allowance are economic factors; changes in the experience, ability, and depth of lending management and staff; and changes in lending policies and procedures including underwriting standards, results of loan reviews, and imprecision in assigned loan risk ratings. Certain macro-economic factors and changes in business conditions and developments could have a material impact on the collectability of the overall portfolio. As an example, continuing declines in collateral values could have a material impact on certain borrowers’ ability to pay. The unallocated component is meant to cover such risks.

Table 27 – Allowance for Loan Losses – Summary of Activity by Loan Type

	December 31,
(dollars in thousands)	2010	2009	2008	2007	2006
Allowance for loan losses at beginning of year	$943,725	598,301	367,613	314,459	289,612
Allowance for loan losses of acquired subsidiaries, net	—	—	—	—	9,915
Loans charged off:
Commercial:
Commercial, financial, and agricultural	228,570	242,843	95,186	35,443	44,676
Owner occupied	58,691	67,347	11,803	1,347	2,695
Real estate – construction	719,032	913,032	311,716	61,055	3,899
Real estate – mortgage	294,493	153,741	28,640	13,318	4,795

Total commercial	1,300,786	1,376,963	447,345	111,163	56,065

Retail:
Real estate – mortgage	86,070	79,016	20,014	6,964	3,604
Retail loans – credit card	18,937	20,854	13,213	8,172	8,270
Retail loans – other	12,130	15,773	5,699	4,910	4,867

Total retail	117,137	115,643	38,926	20,046	16,741

Total loans charged off	1,417,923	1,492,606	486,271	131,209	72,806

Recoveries of loans previously charged off:
Commercial:
Commercial, financial, and agricultural	13,527	12,321	9,219	7,735	7,304
Owner occupied	2,285	1,817	397	119	185
Real estate – construction	16,056	10,140	2,673	1,713	132
Real estate – mortgage	6,012	3,632	1,035	471	729

Total commercial	37,880	27,910	13,324	10,038	8,350

Retail:
Real estate – mortgage	3,385	1,846	1,138	894	527
Retail loans – credit card	2,095	1,161	1,557	1,669	2,130
Retail loans – other	3,111	1,514	1,057	1,554	1,583

Total retail	8,591	4,521	3,752	4,117	4,240

Recoveries of loans previously charged off	46,471	32,431	17,076	14,155	12,590

Net loans charged off	1,371,452	1,460,175	469,195	117,054	60,216

Provision for losses on loans	1,131,274	1,805,599	699,883	170,208	75,148

Allowance for loan losses at end of year	$703,547	943,725	598,301	367,613	314,459

Allowance for loan losses to loans, net of unearned income	3.26%	3.72	2.14	1.39	1.28

Ratio of net loans charged off to average loans outstanding, net of unearned income	5.82%	5.37	1.71	0.46	0.26

Table 28 – Allocation of Allowance for Loan Losses

	December 31,
	2010		2009		2008		2007		2006
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial
Commercial, financial, and agricultural	$154,115	24.4%	$137,031	24.1%	$126,695	24.2%	$94,741	24.2%	$74,649	23.8%
Owner occupied	67,943	18.5	72,002	18.1	39,276	16.1	29,852	16.0	38,712	16.4
Real estate – construction	197,337	14.4	379,618	20.5	247,151	26.1	116,791	30.3	73,799	30.5
Real estate – mortgage	156,586	24.4	216,840	20.8	80,172	18.0	41,737	14.6	40,283	14.6

Total commercial	575,981	81.7	805,491	83.5	493,294	84.4	283,121	85.1	227,443	85.3

Retail
Real estate – mortgage	25,937	14.5	34,860	13.2	27,656	12.5	27,817	12.1	6,625	11.8
Retail loans – credit card	12,990	1.3	15,751	1.2	11,430	1.0	10,900	1.1	8,252	1.1
Retail loans – other	4,551	2.5	6,701	2.2	5,766	2.2	8,017	1.9	9,237	2.0

Total retail	43,478	18.3	57,312	16.6	44,852	15.7	46,734	15.1	24,114	14.9

Unearned income	—	—	—	(0.1)	—	(0.1)	—	(0.2)	—	(0.2)
Unallocated	84,088	—	80,922	—	60,155	—	37,758	—	62,902	—

Total allowance for loan losses	$703,547	100.0%	$943,725	100.0%	$598,301	100.0%	$367,613	100.0%	$314,459	100.0%

(1)	Loan balance in each category expressed as a percentage of total loans, net of unearned income.

Non-performing Assets and Past Due Loans

Non-performing assets consist of loans classified as nonaccrual loans as well as real estate acquired through foreclosure. Accrual of interest on loans is discontinued when reasonable doubt exists as to the full collection of interest or principal, or when they become contractually in default for 90 days or more as to either interest or principal, unless they are both well-secured and in the process of collection. Nonaccrual loans consist of those loans on which recognition of interest income has been discontinued. Nonaccrual loans are reduced by the direct application of interest and principal payments to loan principal, for accounting purposes only.

Restructuring of Past Due Loans

Loans past due 90 days or more, which based on a determination of collectability are accruing interest, are classified as past due loans. Synovus’ historic and current policy prohibits making additional loans to a borrower, or any related interest of a borrower, who is on nonaccrual status except under certain workout plans and if such extension of credit aids with loss mitigation. Additionally, Synovus’ historic and current policy discourages making additional loans to a borrower or any related interest of the borrower who has a loan that is past due in principal or interest more than 90 days and remains on accruing status.

Troubled Debt Restructurings

Loan Renewals and Modifications – In the normal course of business, Synovus may renew loans to existing customers upon maturity of the existing loan. These renewals are granted provided that the credit meets the underwriting criteria stated for such credit. While this policy has been in place for several years, the underwriting criteria are now stricter in light of the current economic environment. For example, loan to value limits are generally lower than they were two years ago, and debt to income limits are also lower than they were two years ago.

Additionally, as conditions warrant, Synovus extends, restructures, or otherwise modifies the terms of loans or other extensions of credit from time to time. Prior to the downturn in the economy, such instances were generally not common. And, when they occurred, they were generally in the form of an extension of maturity until the borrower could obtain an updated appraisal or updated financial statements. During the past two years, modifications in instances where the borrower is experiencing financial difficulties have become more common. Such restructurings are primarily in the form of a reduction in interest rate or extension of terms for less than one year.

Synovus’ policy for granting extensions or restructurings of retail loans is as follows:

•	The loan must be at least six months old;

•	One extension is permitted within a 12 month period;

•	Two payments can be extended at one time; and

•	Cumulative maximum number of payments extended cannot exceed one for each 12 months of loan term.

Synovus’ policy for granting extensions or restructurings of commercial loans is as follows:

•

Brief extensions are intended for situations where the financial statements, tax returns, or other information required for a loan renewal are not available prior to the existing loan’s maturity, or for other non-recurring instances that warrant a brief extension of credit. Loans that are in “classified” status cannot be considered for an extension under this policy.

•

Extensions or modifications of loans that are in “classified” status are not an acceptable practice unless done in connection with established and documented workout plans. A credit may only be extended on this basis one time before the annual renewal/review takes place.

Loan Extensions – Loan extensions are evaluated for determination as to whether the loan should be accounted for as non-performing or troubled debt restructuring. Synovus’ policy requires that loans be classified as non-performing when reasonable doubt exists as to the full collection of interest or principal, or when they become contractually in default for 90 days or more as to either principal or interest, unless they are both well-secured and in the process of collection. Additionally, Synovus’ policy requires that loans be accounted for as troubled debt restructurings if the borrower is “experiencing financial difficulties” and the bank has “granted a concession” (both terms as defined by GAAP). To ensure consistency in application, Synovus’ policy requires that lending personnel refer to the risk grading of each loan to make the determination as to whether the borrower is experiencing financial difficulties. It should be noted that borrowers whose loans are in the category of classified assets are automatically considered to be experiencing financial difficulties. The determination as to whether the bank has granted a concession is made based on the criteria established in Synovus’ accounting policy.

Management, considering current information and events regarding a borrower’s ability to repay its obligations, considers a loan to be impaired when the ultimate collectability of all amounts due, according to the contractual terms of the loan agreement, is in doubt. To date, loan extensions have been primarily within the commercial portfolio and generally consist of brief extensions of maturities in situations where the financial statements, tax returns, or other information required for a loan renewal are not available prior to the existing loan’s maturity. Loan extensions have also been made in connection with troubled debt restructurings. These extensions have generally consisted of extensions of maturities of one year or less.

Accruing TDRs were approximately $464.1 million at December 31, 2010, compared to $213.6 million at December 31, 2009. At December 31, 2010 and 2009, the allowance for loan losses allocated to these accruing restructured loans was approximately $54.9 million and $20.6 million, respectively. The increase in accruing restructured loans since the prior year is directly related to the challenges Synovus’ commercial customers continue to face in the current economic environment and Synovus’ efforts to work with creditworthy customers to find solutions that are in the best interest of both the customer and Synovus. Restructurings are primarily in the form of extension of terms or reduction in interest rate. Synovus typically extends the term in a commercial loan modification for less than one year to assist the borrower in difficulty. At December 31, 2010, approximately 99% of accruing restructured loans are current.

Table 29 – Selected Credit Quality Metrics

	December 31,
(dollars in thousands)	2010	2009	2008	2007	2006
Non-performing loans(1)	$891,622	1,555,776	920,506	340,656	96,242
Impaired loans held for sale(2)	127,365	36,816	3,527	—	—
Other real estate	261,305	238,807	246,121	101,487	25,923

Non-performing assets(3)	$1,280,292	1,831,399	1,170,154	442,143	122,165

Net charge-offs	$1,371,452	1,460,175	469,195	117,054	60,216
Net charge-offs/average loans	5.82%	5.37	1.71	0.46	0.26
Loans 90 days past due and still accruing	$16,222	19,938	38,794	33,663	34,495
As a % of loans	0.08%	0.08	0.14	0.13	0.14
Total past due loans and still accruing	$176,756	262,446	362,538	270,496	155,058
As a % of loans	0.82%	1.03	1.30	1.02	0.63
Restructured loans (accruing)	$464,123	213,552	1,202	1,427	380
Allowance for loan losses	703,547	943,725	598,301	367,613	314,459
Allowance for loan losses as a % of loans	3.26%	3.72	2.14	1.39	1.28
Non-performing loans as a % of total loans	4.13	6.13	3.30	1.29	0.39
Non-performing assets as a % of total loans, other loans held for sale, and ORE	5.83	7.14	4.15	1.66	0.49
Allowance to non-performing loans	78.91	60.66	65.00	107.91	326.74
Collateral-dependent impaired loans(4)	$636,390	1,021,038	421,034	264,902	42,164
(1)	Allowance and cumulative write-downs on non-performing loans as a percentage of unpaid principal balance at December 31, 2010 was approximately 45%, compared to 42% at December 31, 2009.
(2)	Represent only the impaired loans that have been specifically identified to be sold. Impaired loans held for sale are carried at the lower of cost or fair value determined on a liquidation basis.
(3)	Allowance and cumulative write-downs on non-performing assets as a percentage of unpaid principal balance at December 31, 2010 was approximately 47%, compared to 45% at December 31, 2009.
(4)	Collateral-dependent impaired loans for which there was no associated reserve were: $526.3 million at December 31, 2010 and $784.6 million as of December 31, 2009.

Non-performing assets decreased $551.1 million to $1.28 billion at December 31, 2010 compared to $1.83 billion at year-end 2009, a decline of 30.1%. The non-performing assets as a percentage of loans, other loans held for sale, and other real estate decreased to 5.83% as of December 31, 2010 compared to 7.14% as of year-end 2009. The decrease in non-performing assets was driven primarily by sales of distressed assets of approximately $1.22 billion in addition to lower inflows of new non-performing loans. Non-performing loans and inflows of new non-performing loans are at their lowest levels in over two years. Total non-performing loans decreased $664.2 million or 42.7% from year-end 2009. Inflows of non-performing loans decreased from 2009 and are down approximately 69% from the peak in the first quarter of 2009.

Table 30 – NPL Inflows by Portfolio Type

	Three Months Ended
(in thousands)	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Investment Properties	$51,409	69,841	41,951	147,418	143,707
1-4 Family Properties	88,950	137,965	131,417	175,081	246,019
Land Acquisition	51,955	49,173	62,518	81,106	73,025

Total Commercial Real Estate	192,314	256,979	235,886	403,605	462,751

Commercial and Industrial	74,440	126,945	74,109	93,747	159,543

Retail	28,105	37,597	29,330	34,093	38,773

Total	$294,859	421,521	339,325	531,445	661,067

Interest income on non-performing loans outstanding on December 31, 2010, that would have been recorded if the loans had been current and performed in accordance with their original terms was $87.1 million for the year ended December 31, 2010. Interest income recorded on these loans for the year ended December 31, 2010 was $32.0 million.

As shown on Table 33, 1-4 family property loans represent $297.6 million or 33.4% of total non-performing loans at December 31, 2010. Additionally, investment properties represent 12.3% and land acquisition loans represent 22.9%, respectively, of total non-performing loans at December 31, 2010. At December 31, 2010, non-performing loans in the Atlanta market totaled $267.4 million while non-performing loans in the South Carolina market totaled $133.1 million, which together represents 44.9% of total non-performing loans.

Other real estate totaled $261.3 million at December 31, 2010, which represented a $22.5 million increase from year-end 2009. While Synovus transferred a significant amount of properties into other real estate during 2010, asset dispositions, including sales of $371.9 million of other real estate properties, contributed to the decline from the prior year. Residential real estate represented 61.1% of the other real estate total at December 31, 2010. The Atlanta and South Carolina markets represented 38.0% of other real estate at December 31, 2010.

As a percentage of total loans outstanding, loans 90 days past due and still accruing interest were 0.08% at both December 31, 2010 and 2009. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments.

Management continuously monitors non-performing and past due loans to prevent further deterioration regarding the condition of these loans. Potential problem loans are defined by management as certain performing loans with a well-defined weakness where there is information about possible credit problems of borrowers which causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms of such loans. Management’s decision to include performing loans in the category of potential problem loans indicates that management has recognized a higher degree of risk associated with these loans. In addition to accruing loans 90 days past due and accruing restructured loans, Synovus had $1.45 billion of potential problem commercial loans at December 31, 2010 as compared to $1.32 billion at December 31, 2009. Management’s current expectation of probable losses from potential problem loans is included in the allowance for loan losses. At December 31, 2010, the allowance for loan losses allocated to these potential problem loans was $195.5 million as compared to $181.7 million at December 31, 2009. Synovus cannot predict at this time whether these potential problem loans ultimately will become problem loans or result in losses.

Table 31 – Potential Problem Commercial Loans

(in thousands)	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Investment Properties	$330,611	435,797	357,448	279,660	295,842
1-4 Family Properties	258,459	366,777	346,730	396,627	301,536
Land Acquisition	297,945	440,333	416,476	242,036	260,586

Total Commercial Real Estate	887,015	1,242,907	1,120,654	918,323	857,964

Commercial and Industrial	548,539	628,326	588,344	524,311	462,465

Total Potential Problem Commercial Loans	$1,435,554	1,871,233	1,708,998	1,442,634	1,320,429

The table below shows the non-performing asset ratio by state.

Table 32 – Non-performing Assets Ratio by State

	December 31,
	2010	2009
Georgia	6.03%	9.29
Atlanta	10.46	13.23
Florida	8.65	6.70
South Carolina	6.25	7.75
Tennessee	3.81	3.51
Alabama	3.21	2.57
Consolidated	5.83%	7.14

At December 31, 2010, all states except Florida and Alabama showed an improvement in their respective non-performing asset ratios due to lower levels of inflows and asset dispositions. While total non-performing assets in Florida were $252.1 million at December 31, 2010, an increase of $34.1 million for year-end 2009, the ratio was impacted by an 11.7% decline in total loans in 2010. While non-performing assets in Alabama were $110.8 million at December 31, 2010, a slight increase of $13.9 million from year-end 2009, the ratio was impacted by an 8.9% decline in total loans in 2010.

The following table shows the composition of the loan portfolio and non-performing loans classified by loan type as of December 31, 2010 and 2009. The commercial real estate category is further segmented into the various property types determined in accordance with the purpose of the loan. Commercial real estate, which represents 38.8% of total loans, is diversified among many property types. These include commercial investment properties, 1-4 family properties, and land acquisition.

The largest component of the commercial real estate portfolio (60.4% of the commercial real estate portfolio), commercial investment properties, is also well diversified. No category of commercial investment properties exceeds 5% of the total loan portfolio. 1-4 family properties include 1-4 family construction, commercial 1-4 family mortgages, and residential development loans. These properties are further diversified geographically; approximately 15% of 1-4 family property loans are secured by properties in the Atlanta market and approximately 18% are secured by properties in the South Carolina market. The final commercial real estate loan category, land acquisition, represents less than 6% of total loans.

Table 33 – Composition of Loan Portfolio and Non-performing Loans

	December 31, 2010		December 31, 2009
Loan Type	Loans as a Percentage of Total Loans Outstanding	Non-performing Loans as a Percentage of Total Non-performing Loans	Loans as a Percentage of Total Loans Outstanding	Non-performing Loans as a Percentage of Total Non-performing Loans
Investment Properties	23.4%	12.3	23.2	25.8
1-4 Family Properties	9.7	33.4	13.1	38.3
Land Acquisition	5.7	22.9	6.0	15.2

Total Commercial Real Estate	38.8	68.6	42.3	79.3

Commercial and Industrial Loans	42.9	23.7	41.2	16.3

Home Equity	7.7	2.0	6.8	1.0
Consumer Mortgages	6.8	5.1	6.5	3.1
Credit Card	1.3	—	1.2	—
Other Retail Loans	2.5	0.6	2.1	0.3

Total Retail	18.3	7.7	16.6	4.4

Unearned Income	—	—	(0.1)	—

Total	100.0%	100.0	100.0	100.0

Deposits

Deposits provide the most significant funding source for interest earning assets. The following table shows the relative composition of deposits for 2010 and 2009. See Table 14 for information on average deposits including average rates paid in 2010, 2009, and 2008.

Table 34 – Composition of Deposits

(dollars in thousands)	2010	%(1)	2009	%(1)
Non-interest bearing demand deposits	$4,298,372	17.5%	$4,172,697	15.2%
Interest bearing demand deposits	3,860,157	15.7	3,894,243	14.2
Money market accounts	7,193,870	29.4	7,363,677	26.8
National market brokered money market accounts	395,778	1.6	1,098,117	4.0
Savings deposits	480,184	2.0	463,967	1.7
Time deposits under $100,000	2,307,780	9.4	2,791,060	10.2
Time deposits $100,000 and over	6,359,941	26.0	8,747,889	31.9
National market brokered time deposits	2,756,571	11.3	3,941,211	14.4

Total deposits	$24,500,304	100.0%	$27,433,533	100.0%

Core deposits(2)(4)	$21,347,955	87.1%	$22,394,205	81.6%

Core deposits excluding time deposits(3)(4)	$15,436,805	63.0%	$14,796,467	53.9%

Total national market brokered deposits	$3,152,349	12.9%	$5,039,328	18.4%

(1)	Deposits balance in each category expressed as percentage of total deposits.
(2)	Core deposits include total deposits less national market brokered deposits.
(3)	Core deposits excluding time deposits include total deposits less time deposits and national market brokered deposits.
(4)	See reconciliation of “Non-GAAP Financial Measures” in this report.

Total deposits decreased $2.93 billion, or 10.7%, from December 31, 2009 to December 31, 2010. The decline in total deposits was led by a planned reduction of national market brokered deposits. Core deposits (total deposits excluding national market brokered money market and time deposits) declined $1.05 billion, or 4.7%, from December 31, 2009 to December 31, 2010 due to decreases in time deposits of $1.69 billion, or 22.2%. Total core deposits excluding time deposits grew $640.3 million, or 4.3%, from December 31, 2009 to December 31, 2010 and non-interest bearing demand deposits as a percentage of total deposits increased to 17.5% at December 31, 2010 from 15.2% at December 31, 2009. At December 31, 2010, the percentage of loans funded by core deposits was approximately 99%, which improved from 88% at December 31, 2009. See reconciliation of “Non-GAAP Financial Measures” in this report.

Time deposits of $100,000 and greater at December 31, 2010 and 2009 were $6.36 billion and $8.75 billion, respectively. National market brokered time deposits at December 31, 2010 and 2009 were $2.76 billion and $3.94 billion, respectively. Refer to Table 35 for the maturity distribution of time deposits of $100,000 or more. These larger deposits represented 26.0% and 31.9% of total deposits at December 31, 2010 and 2009, respectively. National market brokered time deposits represented 11.3% and 14.4% of total deposits at December 31, 2010 and 2009, respectively.

Prior to the Charter Consolidation, a component of Synovus’ deposit growth was through the offering of Shared Deposit products (“Synovus® Shared Deposit”). The Charter Consolidation resulted in the inability to offer the Shared Deposit products in the future. From the date of completion of the Charter Consolidation, Synovus’ Shared Deposit customers had a six month grace period, per FDIC regulations, during which their total deposit would remain fully insured. This grace period expired on December 1, 2010. Additionally, during this grace period, Shared Deposit customers whose CDs matured during the grace period could elect to renew their Shared CD on a fully insured basis for the same term. By offering additional deposit products to meet these customers’ needs, Synovus has retained a portion of these funds following the expiration of the grace period. As of December 31, 2010, remaining Shared CD balances were $690.9 million. While Synovus continues to aggressively pursue retention of Shared CD balances at maturity, there can be no assurance that a significant portion of these deposits will remain on deposit at Synovus Bank.

Following the Charter Consolidation, management developed a strategic plan to diversify Synovus’ funding sources and reduce reliance on volatile funding sources including national market brokered deposits and Shared Deposit products. The strategic initiatives implemented by management have and will continue to reduce Synovus’ dependence on national market brokered deposits and Shared Deposit products primarily through:

•	allowing partial runoff of maturing brokered deposits,

•	reducing utilization of brokered money market accounts,

•	reduction of Shared Deposit balances as the program expires, and

•	maintaining and enhancing local market core deposit base.

As of December 31, 2010, national market brokered and Shared Deposits combined represented 15.7% of total deposits. At December 31, 2010, national market brokered deposits represented 12.9% of Synovus’ total deposits compared to 18.4% at December 31, 2009. Synovus’ current level of national market brokered deposits is higher than the average for banking institutions similar to it. As noted above, Synovus intends to continue to reduce the level of these types of deposits during 2011.

Table 35 – Maturity Distribution of Time Deposits of $100,000 or More

(in thousands)	December 31, 2010
3 months or less	$1,328,728
Over 3 months through 6 months	989,568
Over 6 months through 12 months	1,748,216
Over 12 months	2,293,429

Total outstanding	$6,359,941

Liquidity

Liquidity represents the extent to which Synovus has readily available sources of funding needed to meet the needs of depositors, borrowers and creditors, to support asset growth, to maintain reserve requirements, and to otherwise sustain operations of Synovus and its subsidiary bank, at a reasonable cost, on a timely basis, and without adverse consequences. ALCO, operating under liquidity and funding policies approved by the Board of Directors, actively analyzes contractual and anticipated cash flows in order to properly manage Synovus’ liquidity position.

Contractual and anticipated cash flows are analyzed under normal and stressed conditions to determine forward looking liquidity needs and sources. Emphasis is placed on maintaining numerous sources of current and potential liquidity in order for the company to meet its obligations to depositors, borrowers, and creditors on a timely basis.

Liquidity is generated through maturities and repayments of loans by customers, maturities of investment securities, deposit growth, and access to sources of funds other than deposits. Management constantly monitors and maintains appropriate levels of liquidity so as to provide adequate funding sources to meet estimated customer deposit withdrawals and future loan requests. Liquidity is also enhanced by the acquisition of new deposits. Each of the banking markets monitors deposit flows and evaluates alternate pricing structures in an effort to retain and grow deposits. In the current market environment, customer confidence is a critical element in growing and retaining deposits. In this regard, Synovus’ asset quality could play a larger role in the stability of the deposit base. In the event asset quality declines significantly from its current level, the ability to grow and retain deposits could be diminished, which in turn could reduce deposits as a liquidity source.

At December 31, 2010, Shared CD balances totaled $690.9 million. As discussed in the section titled “Deposits”, Synovus continues to aggressively pursue retention of Shared CD balances at maturity; however, there can be no assurance that a significant portion of these deposits will remain on deposit at Synovus Bank. The possibility of this deposit outflow is a potential liquidity risk. Due to this and other liquidity risks, Synovus expects to currently maintain an above average short term liquidity cushion, primarily in the form of interest bearing funds with the Federal Reserve Bank.

Synovus’ subsidiary bank, Synovus Bank, also generates liquidity through the national deposit markets. Synovus Bank issues longer-term certificates of deposit across a broad geographic base to increase its liquidity and funding position. Access to these deposits could become more limited if Synovus Bank’s asset quality and financial performance were to significantly deteriorate. Synovus Bank has the capacity to access funding through its membership in the FHLB System. At December 31, 2010, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.

In addition to bank level liquidity management, Synovus must manage liquidity at the holding company level for various operating needs including capital infusions into subsidiaries, the servicing of debt, the payment of general corporate expenses, and the payment of dividends to shareholders. The primary source of liquidity for Synovus consists of dividends from Synovus Bank which is governed by certain rules and regulations of state and federal banking regulatory agencies. Dividends from subsidiaries in 2009 and 2010 were significantly lower than those received in previous years. Synovus does not expect to receive subsidiary dividends in the near future. During 2009, Synovus was required to contribute capital to certain subsidiary banks and continued to do so in 2010, including Synovus Bank following the Charter Consolidation. Synovus Bank is currently required to maintain regulatory capital levels in excess of minimum well-capitalized requirements, primarily as a result of non-performing asset levels. Due to these requirements, Synovus could be required to contribute additional capital to Synovus Bank, which could adversely affect liquidity at the holding company level.

Synovus’ holding company has historically enjoyed a solid reputation and credit standing in the capital markets and historically has been able to raise funds in the form of either short or long-term borrowings or equity issuances, including the public offerings completed in September 2009 and May 2010. In light of the current regulatory environment, market conditions, Synovus’ recent financial performance and related credit ratings, there can be no assurance that Synovus would be able to obtain new borrowings or issue additional equity on favorable terms, if at all. Synovus will continue to identify, consider, and pursue additional strategic initiatives to further strengthen its liquidity position as deemed necessary.

While liquidity is an ongoing challenge for all financial institutions, Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs through the near future. However, if economic conditions or other factors worsen to a greater degree than the assumptions underlying Synovus’ internal financial performance projections or regulatory capital requirements for Synovus or its subsidiary bank increase as the result of regulatory directives or otherwise, then Synovus may be required to seek additional liquidity from external sources. See “Risk Factors” in Part I – Item 1A of this report. The following table summarizes Synovus’ contractual cash obligations at December 31, 2010.

Table 36 – Contractual Cash Obligations

	Payments Due After December 31, 2010
(in thousands)	1 Year or Less	Over 1 - 3 Years	4 - 5 Years	After 5 Years	Total
Long-term debt	$382,636	901,294	200,250	499,895	1,984,075
Capital lease obligations	630	1,292	1,309	4,523	7,754
Operating leases	27,749	59,132	42,146	156,403	285,430

Total contractual cash obligations	$411,015	961,718	243,705	660,821	2,277,259

Capital Resources

Synovus has always placed great emphasis on maintaining a solid capital base and continues to satisfy applicable regulatory capital requirements. Management is committed to maintaining a capital level sufficient to assure shareholders, customers, and regulators that Synovus is financially sound.

The following table presents certain ratios used to measure Synovus’ capitalization.

Table 37 – Capital Ratios

(in thousands)	December 31, 2010	December 31, 2009	December 31, 2008
Tier 1 capital	$2,909,912	2,721,287	3,602,848
Tier 1 common equity	1,962,529	1,782,998	2,673,055
Total risk-based capital	3,742,599	3,637,712	4,674,476
Tier 1 capital ratio	12.79%	10.16	11.22
Tier 1 common equity ratio	8.63	6.66	8.33
Total risk-based capital to risk-weighted assets ratio	16.45	13.58	14.56
Leverage ratio	9.44	8.12	10.28
Common equity to assets ratio	6.85	5.86	8.01
Tangible common equity to tangible assets ratio(1)	6.73	5.74	7.86
Tangible common equity to risk-weighted assets(1)	8.90	7.03	8.74
(1)	See reconciliation of “Non-GAAP Financial Measures” in this report.

As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. The capital measures used by the federal banking regulators include the total risk-based capital ratio, Tier 1 risk-based capital ratio, and the leverage ratio. Synovus Bank is a state-chartered bank under the regulations of the Georgia Department of Banking and Finance. Under the regulations, Synovus Bank is well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure. However, even if Synovus Bank satisfies all applicable quantitative criteria to be considered well-capitalized, the regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. In June 2010, Synovus Bank entered into a memorandum of understanding with the FDIC and the Georgia Department of Banking and Finance agreeing to maintain a minimum leverage ratio of 8% and a minimum total risk-based capital to risk-weighted assets ratio of 10%. Management believes that, as of December 31, 2010, Synovus and Synovus Bank meet all capital requirements to which they are subject.

Economic events which occurred during 2007 resulted in a multi-year period of economic downturn, including a period from December 2007 through June 2009, which has been identified as an economic recession. Since the third quarter of 2007, the credit markets and the residential and commercial development real estate markets have experienced severe difficulties and challenging economic conditions. As a result, Synovus’ capital has been negatively impacted by elevated credit losses since mid-2008. Synovus has taken a number of steps focused on strengthening Synovus’ capital position as described below. However, credit deterioration, further regulatory directives (including formal or informal increases in minimum capital requirements at Synovus or Synovus Bank), increases in non-performing assets, losses related to asset dispositions, and the allowance for loan losses significantly exceeding current expectations could adversely impact Synovus’ liquidity position and capital ratios. Accordingly, Synovus continues to actively monitor its capital position and will pursue additional strategies designed to bolster its capital position as deemed necessary.

In December 2008, Synovus issued 967,870 shares of Series A Preferred Stock to the United States Department of the Treasury as part of the Capital Purchase Program (“CPP”), generating $967.9 million of Tier 1 Capital. See Note 13 to the consolidated financial statements in this report.

During 2009 and 2010, Synovus completed several public offerings and other capital actions which are described below.

During 2009, Synovus undertook initiatives to bolster its capital including a public offering of 150,000,000 shares of common stock at a price of $4.00 per share, generating net proceeds of approximately $570.9 million, the exchange of $29.8 million in aggregate principal amount of its 4.875% Subordinated Notes Due 2013 for 9.44 million shares of Synovus’ common stock, which resulted in an increase to tangible common equity of approximately $28 million, and the sale of Synovus’ remaining shares of Visa Class B common stock, which resulted in a pre-tax gain of approximately $51.9 million. See Notes 13 and 20 to the consolidated financial statements in this report for further information regarding the 2009 common stock offering, note exchange, and sale of Visa Class B common stock.

During 2010, Synovus undertook additional initiatives to further boost its capital including the sale of its merchant services business which resulted in a pre-tax gain of approximately $69.5 million, a public offering of 293,250,000 shares of common stock, and 13,800,000 units of tMEDS. The common stock and tMEDS offerings, which were completed on May 4, 2010, increased Tier 1 common equity by approximately $1.03 billion. The aggregate proceeds of the equity offerings, which were completed on May 4, 2010, are presented in the table below.

Table 38 – 2010 Public Offerings

(in thousands, except per share and per unit amounts)	Common Stock $1.00 Par Value	tMEDS $25.00 Stated Value	Total Public Offerings
Shares/units issued	293,250	13,800
Price per share/unit	$2.75	25.00

Gross proceeds	$806,438	345,000	1,151,438
Issuance costs	37,324	11,423	48,747

Proceeds, net of issuance costs	$769,114	333,577	1,102,691

A tMEDS unit consists of a prepaid common stock purchase contract recorded as equity and a junior subordinated amortizing note recorded as debt. As a result of the tMEDS issuance, $70.4 million was recorded to debt, an offsetting $2.3 million was recorded to prepaid debt issuance costs, and $265.6 million was recorded to additional paid-in capital. See Notes 2 and 13 to the consolidated financial statements in this report for further information regarding the 2010 sale of the merchant services business and the 2010 common stock offering.

Synovus continually monitors its capital position, particularly as capital is impacted by current credit conditions, economic conditions and regulatory requirements, and engages in regular discussions with its regulators regarding capital at both Synovus and Synovus Bank. During 2009 and continuing into 2010, Synovus experienced significant declines in the value of collateral for real estate loans and heightened credit losses, which resulted in record levels of non-performing assets, charge-offs, foreclosures, and losses on disposition of distressed assets. While these levels continue to remain high, overall indicators of negative credit quality migration have begun to improve; however, it is difficult to predict the effects of any further potential negative developments in the credit, economic, and regulatory environments which could cause these levels to worsen or delay their improvement.

Management currently believes, based on current internal capital analyses and earnings projections, that Synovus’ capital position is adequate to meet current regulatory minimum capital requirements. However, Synovus continues to actively monitor economic conditions, evolving industry capital standards, and changes in regulatory standards and requirements. And, as part of its ongoing management of capital, Synovus will continue to identify, consider, and pursue additional strategic initiatives to bolster its capital position as deemed necessary.

Short-term Borrowings

The following table sets forth certain information regarding federal funds purchased and securities sold under repurchase agreements, the principal components of short-term borrowings.

Table 39 – Short-term Borrowings

(dollars in thousands)	2010	2009	2008
Balance at December 31,	$499,226	475,062	725,869
Weighted average interest rate at December 31,	0.30%	0.53	0.68
Maximum month end balance during the year	$543,690	1,580,259	2,544,913
Average amount outstanding during the year	480,700	918,735	1,719,978
Weighted average interest rate during the year	0.40%	0.42	2.24

Income Tax Expense

Income tax benefits from continuing operations amounted to $15.2 million for the year-ended December 31, 2010, down from a benefit of $172.0 million in 2009 and a benefit of $80.4 million in 2008. The 2010 effective income tax rate was 1.78%, compared to 10.7% and 12.2% in 2009 and 2008, respectively. The income tax expense attributable to discontinued operations is reflected as a component of “income from discontinued operations, net of taxes and non-controlling interest” in the consolidated statement of income. The deferred tax assets and valuation allowance pertains to continuing operations. See Note 25 to the consolidated financial statements for a detailed analysis of income taxes.

Synovus’ participation in the Troubled Asset Relief Program (“TARP”) made Synovus ineligible to claim the extended net operating loss carryback period (five year carryback provision) enacted in 2009. In 2010, Synovus received a federal income tax refund of approximately $325.9 million from filing claims carrying back the 2009 operating loss to prior years. These claims have substantially exhausted Synovus’ ability to obtain additional income tax refunds from all prior years from most taxing jurisdictions. Federal and state net operating losses of $1.06 billion and $814.9 million, respectively, were recognized during 2010 and will be available to be carried forward to reduce future tax liabilities for a period that extends for up to 20 years.

Synovus files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, and is subject to examinations by these taxing authorities until statutory examination periods lapse. Synovus’ U.S. federal income tax return is filed on a consolidated basis. Most state income tax returns are filed on a separate entity basis. Synovus is no longer subject to U.S. federal income tax examinations by the IRS for years before 2006 and, with few exceptions, is no longer subject to income tax examinations from state and local income tax authorities for years before 2006. Currently, there are no years for which a federal income tax return is under examination by the IRS. However, recently filed federal refund claims are being reviewed by the IRS. There are also certain state income tax examinations currently in progress. Although Synovus is unable to determine the ultimate outcome of these examinations, Synovus believes that current income tax accruals are adequate for any uncertain income tax positions relating to these jurisdictions.

Inflation

A financial institution’s assets and liabilities are primarily monetary in nature; therefore, inflation can have an important impact on the growth of total assets in the banking industry and may create a need to increase equity capital at higher than normal rates in order to maintain appropriate capital ratios. Interest rate levels are also significantly influenced by changes in the rate of inflation although they do not necessarily change at the same time or magnitude as the inflation rate. These changes could adversely impact Synovus’ financial position and profitability. Synovus attempts to mitigate the effects of inflation and changing interest rates by managing its interest rate sensitivity position through its asset/liability management practices and by periodically adjusting its pricing of services and banking products in an effort to take into consideration such costs. See “Market Risk and Interest Rate Sensitivity” herein.

Deflation

An extended period of deflation could negatively impact the banking industry and may be associated with lower growth and a general deterioration of the economy. Such a scenario could impair bank earnings and profitability in a variety of ways including, but not limited to, decreases in the value of collateral for loans, a diminished ability of borrowers to service their debts, increases in the value of certain bank liabilities, and lessened demand for loans. While these effects cannot be fully accounted for, Synovus attempts to mitigate such risks through prudent underwriting of loans and through the management of its interest rate sensitivity position.

Parent Company

The Parent Company’s assets, primarily its investment in subsidiaries, are funded, for the most part, by shareholders’ equity. It also utilizes short-term and long-term debt. The Parent Company is responsible for providing the necessary funds to strengthen the capital of its subsidiaries, acquire new businesses, fund internal growth, pay corporate operating expenses, and pay dividends to its shareholders. These operations have historically been funded by dividends and fees received from subsidiaries, and borrowings from outside sources. However, as a result of the challenging economic conditions, dividends from subsidiaries were significantly lower in 2010 and 2009 than in previous years. Additionally, the Parent Company was required to provide higher levels of capital infusions to subsidiaries during 2010 and 2009. Thus, Synovus has taken a number of steps to strengthen its capital and liquidity positions as described below.

On December 19, 2008, the Parent Company received proceeds of $967.9 million from the sale of preferred stock and warrants to the U.S. Treasury as part of the government’s Capital Purchase Program. On September 22, 2009, the Parent Company received proceeds of $570.9 million, net of issuance costs, from the public offering of 150,000,000 shares of Synovus common stock at a price of $4.00 per share. On November 6, 2009, the Parent Company recognized a gain of $51.9 million from the sale of its remaining shares of Visa Class B common stock. Additionally, during 2009, the Parent Company received proceeds of $65.8 million from the sale of certain private equity investments.

During 2010, The Parent Company undertook additional initiatives to increase its capital including a public offering of 293,250,000 shares of common stock, and 13,800,000 units of tMEDS. The common stock and tMEDS offerings, which were completed on May 4, 2010, generated aggregate proceeds of $1.10 billion, net of issuance costs.

Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force), (“ASU 2010-29”). ASU 2010-29 addresses differences in the ways entities have interpreted ASC 805’s requirements for disclosures about pro forma revenue and earnings in a business combination. ASU 2010-29 requires that if an entity presents comparable financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. In addition, ASU 2010-29 expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. Synovus does not expect that the provisions of ASU 2010-29, which are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, will have an impact on its financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), (“ASU 2010-28”). Under ASC 350-20, step 1 of the goodwill impairment test requires companies to compare a reporting unit’s fair value to its carrying amount. If the reporting unit’s carrying amount exceeds its fair value, companies must perform Step 2 of the test and measure the amount of goodwill impairment, if any. When a reporting unit’s carrying amount is zero or negative, current guidance does not allow a company to proceed to Step 2, even though other factors may indicate that the goodwill was impaired. The EITF reached a final consensus with ASU 2010-28 that requires entities with reporting units with a zero or negative carrying value to assess, considering qualitative factors such as those listed in ASC 350-20-35-30 (these factors are not all-inclusive), whether it is more likely than not that goodwill impairment exists. If an entity concludes that it is more likely than not that goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. Synovus does not expect that the provisions of ASU 2010-28, which are effective for impairment tests performed during entities’ first annual reporting period that begins after December 15, 2010, will have an impact on its financial position, results of operations or cash flows.

Non-GAAP Financial Measures

The measures entitled pre-tax, pre-credit costs income; non-interest expense excluding credit costs and other non-recurring items; fundamental non-interest expense; core deposits; core deposits excluding time deposits; the tangible common equity to tangible assets ratio; and the tangible common equity to risk-weighted assets are not measures recognized under GAAP, and therefore are considered non-GAAP financial measures. The most comparable GAAP measures are income (loss) before income taxes, total non-interest expense, average total deposits, and the ratio of total common shareholders’ equity to total assets, respectively.

Management uses these non-GAAP financial measures to assess the performance of Synovus’ core business and the strength of its capital position. Synovus believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist investors in evaluating Synovus’ operating results, financial strength, and capitalization. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures at other companies. Pre-tax, pre-credit costs income is a measure used by management to evaluate core operating results exclusive of credit costs as well as certain non-core expenses such as goodwill impairment charges, restructuring charges, the gain on curtailment of post-retirement benefits, and Visa litigation expense (recovery). Fundamental non-interest expense and non-interest expense excluding credit costs and other non-recurring items are measures used by management to evaluate core non-interest expense exclusive of other credit costs, FDIC insurance expense, restructuring charges, the gain on curtailment of post-retirement benefits, Visa litigation expense (recovery), and goodwill impairment charges. Core deposits and core deposits excluding time deposits are measures used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. Total risk-weighted assets is a required measure used by banks and financial institutions in reporting regulatory capital and regulatory capital ratios to federal and state regulatory agencies. The tangible common equity to tangible assets ratio and the tangible common equity to risk-weighted assets ratio are used by management and investment analysts to assess the strength of Synovus’ capital position.

The computations of pre-tax, pre-credit costs income; non-interest expense excluding credit costs and other non-recurring items; fundamental non-interest expense; core deposits; core deposits less time deposits, the tangible common equity to tangible assets ratio; and the tangible common equity to risk-weighted assets, and the reconciliation of these measures to income (loss) before income taxes, total non-interest expense, total deposits, and the ratio of total common shareholders’ equity to total assets are set forth in the tables below.

Table 40 – Reconciliation of Non-GAAP Financial Measures

	December 31,
(dollars in thousands)	2010	2009	2008	2007	2006
Tangible Common Equity Ratios:
Total risk-weighted assets	$22,748,532	26,781,973	32,106,501	31,505,022	29,930,284
Total assets	30,093,148	32,831,418	35,786,269	33,064,481	30,496,950
Goodwill	(24,431)	(24,431)	(39,521)	(519,138)	(515,719)
Other intangible assets, net	(12,434)	(16,649)	(21,266)	(28,007)	(35,693)

Tangible assets	$30,056,283	32,790,338	35,725,482	32,517,336	29,945,538

Total shareholders’ equity	$2,997,918	2,851,041	3,787,158	3,441,590	3,708,650
Goodwill	(24,431)	(24,431)	(39,521)	(519,138)	(515,719)
Other intangible assets, net	(12,434)	(16,649)	(21,266)	(28,007)	(35,693)
Cumulative perpetual preferred stock	(937,323)	(928,207)	(919,635)	—	—

Tangible common equity	$2,023,730	1,881,754	2,806,736	2,894,445	3,157,238

Total shareholders’ equity to total assets ratio (1)	9.96%	8.68	10.58	10.41	12.16
Tangible common equity to tangible assets ratio	6.73	5.74	7.86	8.90	10.54
Tangible common equity to risk-weighted assets ratio	8.90	7.03	8.74	9.19	10.55
Core Deposits and Core Deposits Excluding Time Deposits:
Total deposits	$24,500,304	27,433,533	28,617,179	24,959,816	24,528,463
National market brokered deposits	(3,152,349)	(5,039,328)	(6,338,078)	(3,752,543)	(3,362,159)

Core deposits	21,347,955	22,394,205	22,279,101	21,207,273	21,166,304
Time deposits	(5,911,150)	(7,597,738)	(8,809,429)	(6,837,570)	(7,107,207)

Core deposits excluding time deposits	$15,436,805	14,796,467	13,469,672	14,369,703	14,059,097

Pre-tax, Pre-credit Costs Income:
Income (loss) from continuing operations before income taxes	$(849,170)	(1,605,908)	(660,806)	520,035	638,335
Add: Provision for losses on loans	1,131,274	1,805,599	699,883	170,208	75,148
Add: Other credit costs (2)	198,426	380,984	162,786	22,355	7,724
Add: Goodwill impairment	—	15,090	479,617	—	—
Add: Restructuring costs	5,538	5,995	16,125	—	—
Less: Gain on curtailment of post-retirement benefit	(7,092)	—	—	—	—
Add (Subtract): Net litigation contingency expense (recovery)	—	4,059	(17,473)	36,800	—
Less: Gain on sale/redemption of Visa shares	—	(51,900)	(38,542)	—	—

Pre-tax, pre-credit costs income	$478,976	553,919	641,590	749,398	721,207

Fundamental Non-interest Expense:
Total non-interest expense	$1,009,576	1,221,289	1,456,056	830,343	756,747
Less: Other credit costs(2)	(198,426)	(380,984)	(162,786)	(22,355)	(7,724)
Less: Restructuring charges	(5,538)	(5,995)	(16,125)	—	—
Add: Gain on curtailment of post-retirement benefit	7,092	—	—	—	—
Less: Net litigation contingency (expense) recovery	—	(4,059)	17,473	(36,800)	—
Less: Goodwill impairment expense	—	(15,090)	(479,617)	—	—

Non-interest expense excluding credit costs and other non-recurring items	812,704	815,161	815,001	771,188	749,023
Less: FDIC insurance expense	(65,583)	(71,452)	(20,068)	(4,322)	(2,709)

Fundamental non-interest expense	$747,121	743,709	794,933	766,866	746,314

(1)	Total shareholders’ equity divided by total assets.
(2)	Other credit costs consist primarily of losses on ORE, reserve for unfunded commitments, and charges related to impaired loans held for sale.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Interest Rate Sensitivity

Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. This risk of loss can be reflected in either diminished current market values or reduced current and potential net income. Synovus’ most significant market risk is interest rate risk. This risk arises primarily from Synovus’ core community banking activities of extending loans and accepting deposits.

Managing interest rate risk is a primary goal of the asset liability management function. Synovus attempts to achieve consistency in net interest income while limiting volatility arising from changes in interest rates. Synovus seeks to accomplish this goal by balancing the maturity and repricing characteristics of assets and liabilities along with the selective use of derivative instruments. Synovus manages its exposure to fluctuations in interest rates through policies established by ALCO and approved by the Board of Directors. ALCO meets periodically and has responsibility for developing asset liability management policies, reviewing the interest rate sensitivity of Synovus, and developing and implementing strategies to improve balance sheet structure and interest rate risk positioning.

Simulation modeling is the primary tool used by Synovus to measure its interest rate sensitivity. On at least a quarterly basis, the following twenty-four month time period is simulated to determine a baseline net interest income forecast and the sensitivity of this forecast to changes in interest rates. The baseline forecast assumes an unchanged or flat interest rate environment. These simulations include all of Synovus’ earning assets, liabilities, and derivative instruments. Forecasted balance sheet changes, primarily reflecting loan and deposit growth expectations, are included in the periods modeled. Projected rates for new loans and deposits are based on management’s outlook and local market conditions.

The magnitude and velocity of rate changes among the various asset and liability groups exhibit different characteristics for each possible interest rate scenario; additionally, customer loan and deposit preferences can vary in response to changing interest rates. Simulation modeling enables Synovus to capture the effect of these differences. Synovus is also able to model expected changes in the shape of interest rate yield curves for each rate scenario. Simulation also enables Synovus to capture the effect of expected prepayment level changes on selected assets and liabilities subject to prepayment.

Synovus’ rate sensitivity position is indicated by selected results of net interest income simulations. In these simulations, Synovus has modeled the impact of a gradual increase in short-term interest rates of 100 and 200 basis points to determine the sensitivity of net interest income for the next twelve months. Due to short-term interest rates being at or near 0% at this time, only rising rate scenarios have been modeled. As illustrated in Table 41, the net interest income sensitivity model indicates that, compared with a net interest income forecast assuming stable rates, net interest income is projected to increase by 1.7% and increase by 1.5% if interest rates increased by 100 and 200 basis points, respectively. These changes were within Synovus’ policy limit of a maximum 5% negative change.

The measured interest rate sensitivity indicates a moderately asset sensitive position over the next twelve months, which could serve to improve net interest income in a rising interest rate environment. The actual realized change in net interest income would depend on several factors, which could also serve to diminish, or eliminate the asset sensitivity noted above. Market conditions and their resulting impact on loan, deposit, and wholesale funding pricing would be a primary risk to the interest rate sensitivity and a primary determinant in the realized level of net interest income. More specifically, higher than projected pressure on deposit pricing due to market competition, or a greater than projected rate of customer migration to higher cost deposits, such as certificates of deposit, could negatively impact realized net interest income.

Synovus is also subject to market risk in certain of its fee income business lines. Financial management services revenues, which include trust, brokerage, and financial planning fees, can be affected by risk in the securities markets, primarily the equity securities market. A significant portion of the fees in this unit are determined based upon a percentage of asset values. Weaker securities markets and lower equity values have an adverse impact on the fees generated by these operations. Mortgage banking income is also subject to market risk. Mortgage loan originations are sensitive to levels of mortgage interest rates and therefore, mortgage revenue could be negatively impacted during a period of rising interest rates. The extension of commitments to customers to fund mortgage loans also subjects Synovus to market risk. This risk is primarily created by the time period between making the commitment and closing and delivering the loan. Synovus seeks to minimize this exposure by utilizing various risk management tools, the primary of which are forward sales commitments and best efforts commitments.

Table 41 - Twelve Month Net Interest Income Sensitivity

Change in Short-term Interest Rates (in basis points)	Estimated Change in Net Interest Income As of December 31,
	2010	2009
+ 200	1.5%	2.5
+ 100	1.7	0.9
Flat	—%	—

Derivative Instruments for Interest Rate Risk Management

As part of its overall interest rate risk management activities, Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risks. These instruments are in the form of interest rate swaps where Synovus receives a fixed rate of interest and pays a floating rate tied to either the prime rate or LIBOR. These swaps are utilized to hedge the variability of cash flows or fair values of on-balance sheet assets and liabilities.

Interest rate derivative contracts utilized by Synovus include end-user hedges, all of which are designated as hedging specific assets or liabilities. These hedges are executed and managed in coordination with the overall interest rate risk management function. Management believes that the utilization of these instruments provides greater financial flexibility and efficiency in managing interest rate risk.

The notional amount of interest rate swap contracts utilized by Synovus as part of its overall interest rate risk management activities as of December 31, 2010 and 2009 was $150 million and $815 million, respectively. The notional amounts represent the amount on which calculations of interest payments to be exchanged are based.

Entering into interest rate derivatives contracts potentially exposes Synovus to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. This credit risk is normally a small percentage of the notional amount and fluctuates based on changes in interest rates. Synovus analyzes and approves credit risk for all potential derivative counterparties prior to execution of any derivative transaction. Synovus assesses the ongoing credit risk of its dealer counterparties by regularly monitoring publicly available credit rating information and other market indicators. Synovus seeks to limit credit risk by dealing with highly-rated counterparties and by obtaining collateralization for exposures above certain predetermined limits.

A summary of these interest rate contracts and their terms at December 31, 2010 and 2009 is shown in the table below. The fair value (net unrealized gains and losses) of these contracts has been recorded on the consolidated balance sheets.

During 2010, a total of $465 million in notional amounts of interest rate contracts matured and $200 million were terminated. A total notional amount of $843.9 million matured in 2009, $75.0 million were called, and $350 million were terminated. Interest rate contracts, including impact of amortization of net gains from previously terminated contracts, contributed additional net interest income of $31.7 million and an 11 basis point increase in the net interest margin for 2010. For 2009, interest rate contracts contributed an increase in net interest income of $55.0 million and a 17 basis point increase to the net interest margin.

Table 42 – Interest Rate Contracts
(dollars in thousands)	Notional Amount	Weighted Average Receive Rate	Weighted Average Pay Rate(1)	Weighted Average Maturity In Months	Unrealized Gains	Unrealized Losses	Net Unrealized Gains
December 31, 2010
Receive fixed swaps:
Fair value hedges	$—	—%	—	—	$—	—	—
Cash flow hedges	150,000	8.27	3.25	4	2,475	—	2,475

Total	$150,000	8.27%	3.25	4	$2,475	—	2,475

December 31, 2009
Receive fixed swaps:
Fair value hedges	$265,000	1.32%	0.40	6	$1,020	(29)	991
Cash flow hedges	550,000	7.97	3.25	16	27,394	—	27,394

Total	$815,000	5.80%	2.32	13	$28,414	(29)	28,385

(1)	Variable pay rate based upon contract rates in effect at December 31, 2010 and 2009.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Synovus Financial Corp.:

We have audited the accompanying consolidated balance sheets of Synovus Financial Corp. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synovus Financial Corp. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synovus Financial Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia

March 1, 2011

MANAGEMENT’S REPORT ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

The management of Synovus Financial Corp. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on our assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on the criteria set forth in Internal Control – Integrated Framework.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, the independent registered public accounting firm which also audited the Company’s consolidated financial statements. KPMG LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 136 hereof.

/s/ Kessel D. Stelling	/s/ Thomas J. Prescott
Kessel D. Stelling	Thomas J. Prescott
President and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Synovus Financial Corp.:

We have audited Synovus Financial Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Synovus Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Synovus Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synovus Financial Corp. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia

March 1, 2011

Synovus Financial Corp.

Consolidated Balance Sheets

	December 31,
(in thousands, except share data)	2010	2009
ASSETS
Cash and due from banks	$389,021	564,482
Interest bearing funds with Federal Reserve Bank	3,103,896	1,901,847
Interest earning deposits with banks	16,446	12,534
Federal funds sold and securities purchased under resale agreements	160,502	203,959
Trading account assets, at fair value	22,294	14,370
Mortgage loans held for sale, at fair value	232,839	138,056
Other loans held for sale	127,365	36,816
Investment securities available for sale, at fair value	3,440,268	3,188,735
Loans, net of unearned income	21,585,763	25,383,068
Allowance for loan losses	(703,547)	(943,725)

Loans, net	20,882,216	24,439,343

Premises and equipment, net	544,971	580,375
Goodwill	24,431	24,431
Other intangible assets, net	12,434	16,649
Other real estate	261,305	238,807
Other assets	875,160	1,471,014

Total assets	$30,093,148	32,831,418

LIABILITIES AND EQUITY
Liabilities:
Deposits:
Non-interest bearing deposits	$4,298,372	4,172,697
Interest bearing deposits	20,201,932	23,260,836

Total deposits	24,500,304	27,433,533
Federal funds purchased and other short-term borrowings	499,226	475,062
Long-term debt	1,808,161	1,751,592
Other liabilities	260,910	299,730

Total liabilities	27,068,601	29,959,917

Equity:
Shareholders’ equity:
Cumulative perpetual preferred stock – no par value. Authorized 100,000,000 shares; 967,870 shares issued and outstanding in 2010 and 2009	937,323	928,207
Common stock – $1.00 par value. Authorized 1,200,000,000 shares in 2010 and 600,000,000 in 2009; issued 790,956,289 in 2010 and 495,513,957 in 2009; outstanding 785,262,837 in 2010 and 489,828,319 in 2009	790,956	495,514
Additional paid-in capital	2,351,508	1,605,097
Treasury stock, at cost – 5,693,452 shares in 2010 and 5,685,638 shares in 2009	(114,176)	(114,155)
Accumulated other comprehensive income	57,158	84,806
Accumulated deficit	(1,024,851)	(148,428)

Total shareholders’ equity	2,997,918	2,851,041
Non-controlling interest in subsidiaries	26,629	20,460

Total equity	3,024,547	2,871,501

Total liabilities and equity	$30,093,148	32,831,418

See accompanying notes to consolidated financial statements.

Synovus Financial Corp.

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2010	2009	2008
Interest income:
Loans, including fees	$1,170,941	1,323,942	1,661,012
Investment securities available for sale:
U.S. Treasury securities	36,381	65,095	82,692
Other U.S. Government agency securities	3,749	352	164
Government agency issued mortgage-backed securities	85,904	96,441	88,609
State and municipal securities	2,933	4,786	6,368
Equity securities	22	23	40
Other investments	2,675	2,247	5,375
Trading account assets	843	1,091	1,924
Mortgage loans held for sale	8,654	10,837	7,342
Other loans held for sale	249	45	93
Federal funds sold and securities purchased under resale agreements	229	356	3,382
Interest on Federal Reserve Bank balances	7,986	3,650	391
Interest earning deposits with banks	15	324	188

Total interest income	1,320,581	1,509,189	1,857,580

Interest expense:
Deposits	288,327	456,247	667,453
Federal funds purchased and other short-term borrowings	1,921	3,841	38,577
Long-term debt	44,000	38,791	73,657

Total interest expense	334,248	498,879	779,687

Net interest income	986,333	1,010,310	1,077,893
Provision for losses on loans	1,131,274	1,805,599	699,883

Net interest (expense) income after provision for losses on loans	(144,941)	(795,289)	378,010

Non-interest income:
Service charges on deposit accounts	105,114	117,751	111,837
Fiduciary and asset management fees	44,142	44,168	48,779
Brokerage and investment banking revenue	28,184	28,475	33,119
Mortgage banking income	33,334	38,521	23,493
Bankcard fees	41,420	36,139	35,283
Investment securities (losses) gains, net	(1,271)	14,067	45
Other fee income	21,129	31,200	37,246
Increase in fair value of private equity investments, net	7,203	1,379	24,995
Gain from sale of MasterCard shares	—	8,351	16,186
Gain from redemption of Visa shares	—	—	38,542
Gain from sale of Visa shares	—	51,900	—
Other non-interest income	26,092	38,719	47,716

Total non-interest income	305,347	410,670	417,241

Non-interest expense:
Salaries and other personnel expense	418,629	425,170	455,395
Net occupancy and equipment expense	122,046	123,105	123,529
FDIC insurance and other regulatory fees	69,480	76,314	25,161
Foreclosed real estate expense	163,630	354,269	136,678
Losses on other loans held for sale	3,050	1,703	9,909
Goodwill impairment	—	15,090	479,617
Professional fees	45,554	38,802	30,210
Data processing expense	45,478	45,131	46,914
Visa litigation recovery	—	(6,441)	(17,473)
Restructuring charges	5,538	5,995	16,125
Gain on curtailment of post-retirement defined benefit plan	(7,092)	—	—
Other operating expenses	143,263	142,151	149,992

Total non-interest expense	1,009,576	1,221,289	1,456,057

Loss from continuing operations before income taxes	(849,170)	(1,605,908)	(660,806)
Income tax benefit	(15,151)	(171,977)	(80,430)

Loss from continuing operations	(834,019)	(1,433,931)	(580,376)
Income from discontinued operations, net of income taxes and non-controlling interest	43,162	4,590	5,650

Net loss	(790,857)	(1,429,341)	(574,726)
Net (loss) income attributable to non-controlling interest	(179)	2,364	7,712

Net loss attributable to controlling interest	(790,678)	(1,431,705)	(582,438)

Dividends and accretion of discount on preferred stock	57,510	56,966	2,057

Net loss attributable to common shareholders	$(848,188)	(1,488,671)	(584,495)

Basic loss per common share:
Net loss from continuing operations attributable to common shareholders	$(1.30)	(4.00)	(1.79)

Net loss attributable to common shareholders	(1.24)	(3.99)	(1.77)

Diluted loss per common share:
Net loss from continuing operations attributable to common shareholders	$(1.30)	(4.00)	(1.79)

Net loss attributable to common shareholders	(1.24)	(3.99)	(1.77)

Weighted average common shares outstanding:
Basic	685,186	372,943	329,319

Diluted	685,186	372,943	329,319

See accompanying notes to consolidated financial statements.

Synovus Financial Corp.

Consolidated Statements of Changes in Equity and Comprehensive Income (Loss)

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Non- Controlling Interest	Total
Balance at December 31, 2007	$—	335,529	1,101,209	(113,944)	31,439	2,087,357	—	3,441,590
Cumulative effect of adoption of ASC 715-60-35-177	—	—	—	—	—	(2,248)	—	(2,248)
Cumulative effect of adoption of ASC 825-10-25	—	—	—	—	—	58	—	58
Net (loss) income	—	—	—	—	—	(582,438)	7,712	(574,726)
Other comprehensive income, net of tax:
Net unrealized gain on cash flow hedges	—	—	—	—	21,589	—	—	21,589
Change in unrealized gains/losses on investment securities available for sale, net of reclassification adjustment	—	—	—	—	76,045	—	—	76,045
Amortization of postretirement unfunded health benefit, net of tax	—	—	—	—	180	—	—	180

Other comprehensive income					97,814			97,814

Comprehensive loss								(476,912)

Cash dividends declared – $0.46 per share	—	—	—	—	—	(151,918)	—	(151,918)
Treasury shares purchased	—	—	—	(173)	—	—	—	(173)
Issuance (forfeitures) of non-vested stock, net	—	(39)	39	—	—	—	—	—
Share-based compensation expense	—	—	13,716	—	—	—	—	13,716
Stock options exercised	—	521	2,481	—	—	—	—	3,002
Share-based compensation tax deficiency	—	—	(115)	—	—	—	—	(115)
Issuance of preferred stock and common stock warrants	919,325	—	48,545	—	—	—	—	967,870
Accretion of discount on preferred stock	310	—	—	—	—	(310)	—	—
Change in ownership at majority-owned subsidiary	—	—	—	—	—	—	24,637	24,637

Balance at December 31, 2008	$919,635	336,011	1,165,875	(114,117)	129,253	1,350,501	32,349	3,819,507
Net (loss) income	—	—	—	—	—	(1,431,705)	2,364	(1,429,341)
Other comprehensive income (loss), net of tax:
Net unrealized loss on cash flow hedges	—	—	—	—	(19,483)	—	—	(19,483)
Change in unrealized gains/losses on investment securities available for sale, net of reclassification adjustment	—	—	—	—	(24,985)	—	—	(24,985)
Amortization of postretirement unfunded health benefit	—	—	—		21		—	21

Other comprehensive loss					(44,447)			(44,447)

Comprehensive loss								(1,473,788)

Cash dividends declared on common stock – $0.04 per share	—	—	—	—	—	(14,827)	—	(14,827)
Cash dividends paid on preferred stock	—	—	—	—	—	(43,823)	—	(43,823)
Accretion of discount on preferred stock	8,572	—	—	—	—	(8,572)	—	—
Issuance of common stock, net of issuance costs	—	150,000	420,930	—	—	—	—	570,930
Treasury shares purchased	—	—	—	(38)	—	—	—	(38)
Issuance (forfeitures) of non-vested stock, net	—	(34)	34	—	—	—	—	—
Restricted share unit activity	—	39	(37)	—	—	(2)	—	—
Share-based compensation expense	—	—	8,361	—	—	—	—	8,361
Stock options exercised	—	54	242	—	—	—	—	296
Share-based compensation tax deficiency	—	—	(2,770)	—	—	—	—	(2,770)
Change in ownership at majority-owned subsidiary	—	—	200	—	—	—	(14,253)	(14,053)
Exchange of subordinated notes due 2013 for common stock, net of issuance costs	—	9,444	12,262	—	—	—	—	21,706

Balance at December 31, 2009	$928,207	495,514	1,605,097	(114,155)	84,806	(148,428)	20,460	2,871,501
Net loss	—	—	—	—	—	(790,678)	(179)	(790,857)
Other comprehensive income (loss), net of tax:
Net unrealized loss on cash flow hedges	—	—	—	—	(20,450)	—	—	(20,450)
Change in unrealized gains/losses on investment securities available for sale, net of reclassification adjustment	—	—	—	—	(8,718)	—	—	(8,718)
Amortization of postretirement unfunded health benefit	—	—	—	—	1,520	—	—	1,520

Other comprehensive loss					(27,648)			(27,648)

Comprehensive loss								(818,505)

Cash dividends declared on common stock – $0.04 per share	—	—	—	—	—	(28,452)	—	(28,452)
Cash dividends paid on preferred stock	—	—	—	—	—	(48,394)	—	(48,394)
Accretion of discount on preferred stock	9,116	—	—	—	—	(9,116)	—	—
Issuance of common stock, net of issuance costs	—	293,250	475,864	—	—	—	—	769,114
Issuance of prepaid common stock purchase contracts	—	—	265,564	—	—	—	—	265,564
Settlement of prepaid common stock purchase contracts	—	2,156	(2,156)	—	—	—	—	—
Treasury shares purchased	—	—	—	(21)	—	—	—	(21)
Issuance (forfeitures) of non-vested stock, net	—	(9)	9	—	—	—	—	—
Restricted share unit activity	—	44	(44)	—	—	—	—	—
Share-based compensation expense	—	—	7,158	—	—	—	—	7,158
Stock options exercised	—	1	—	—	—	—	—	1
Share-based compensation tax benefit	—	—	16	—	—	—	—	16
Change in ownership at majority-owned subsidiary	—	—	—	—	—	217	6,348	6,565

Balance at December 31, 2010	$937,323	790,956	2,351,508	(114,176)	57,158	(1,024,851)	26,629	3,024,547

See accompanying notes to consolidated financial statements.

Synovus Financial Corp.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2010	2009	2008
Operating Activities
Net loss	$(790,857)	(1,429,341)	(574,726)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on loans	1,131,274	1,805,599	699,883
Depreciation, amortization, and accretion, net	46,421	37,350	70,615
Goodwill impairment	—	15,090	479,617
Equity in income of equity investments	—	—	(3,517)
Deferred income tax (benefit) expense	9,215	175,193	(107,601)
Decrease in interest receivable	30,248	44,040	72,611
Decrease in interest payable	(23,877)	(64,465)	(13,783)
(Increase) decrease in trading account assets	(7,924)	10,143	(6,710)
Originations of mortgage loans held for sale	(1,378,431)	(1,946,560)	(1,098,582)
Proceeds from sales of mortgage loans held for sale	1,294,169	1,955,290	1,129,843
Gain on sale of mortgage loans held for sale	(10,521)	(16,520)	(9,292)
Decrease (increase) in prepaid and other assets	570,019	(260,273)	(186,048)
Increase (decrease) in accrued salaries and benefits	3,739	(12,084)	(11,762)
(Decrease) increase in other liabilities	(21,637)	(118,885)	184,873
Investment securities losses (gains), net	1,271	(14,967)	(45)
Loss on sale of other loans held for sale	3,050	1,703	9,909
Loss on other real estate	137,185	322,335	116,499
Increase in fair value of private equity investments, net	(7,203)	(1,379)	(24,995)
Gain on sale of merchant services business	(69,466)	—	—
Gain on curtailment of post-retirement health benefit	(7,092)	—	—
Gain on sale of MasterCard shares	—	(8,351)	(16,186)
Gain on redemption of Visa shares	—	—	(38,542)
Gain on sale of Visa shares	—	(51,900)	—
Decrease in accrual for Visa litigation	—	(6,441)	(17,473)
Gain on repurchase of subordinated debt	—	(5,860)	—
Gain on exchange of subordinated debt for common stock	—	(6,114)	—
Gain on sale of venture capital investments	—	(925)	—
Share-based compensation	7,158	8,361	13,716
Excess tax benefit from share-based payment arrangements	—	(12)	(870)
Other, net	6,416	2,157	(8,096)

Net cash provided by operating activities	923,157	433,184	659,338

Investing Activities
Net (increase) decrease in interest earning deposits with banks	(3,912)	(1,729)	145
Net decrease (increase) in federal funds sold and securities purchased under resale agreements	43,457	184,238	(312,111)
Net increase in interest bearing funds with Federal Reserve Bank	(1,202,049)	(695,679)	(1,206,168)
Proceeds from maturities and principal collections of investment securities available for sale	1,172,764	1,108,893	1,036,368
Proceeds from sales of investment securities available for sale	20,704	260,041	165,623
Purchases of investment securities available for sale	(1,447,514)	(805,760)	(1,289,912)
Proceeds from sale of loans	477,707	388,541	—
Proceeds from sale of other loans held for sale	85,494	84,308	28,813
Proceeds from sale of other real estate	251,128	344,962	175,414
Net decrease (increase) in loans	1,339,488	(112,659)	(2,374,091)
Purchases of premises and equipment	(21,281)	(34,732)	(112,969)
Proceeds from disposals of premises and equipment	2,667	1,991	2,388
Proceeds from sale of merchant services business	69,466	—	—
Proceeds from sale of private equity investments	—	65,786	—
Proceeds from sale of MasterCard shares	—	8,351	16,186
Proceeds from redemption of Visa shares	—	—	38,542
Proceeds from sale of Visa shares	—	51,900	—

Net cash provided by (used in) investing activities	788,119	848,452	(3,831,772)

Financing Activities
Net (decrease) increase in demand and savings deposits	(62,002)	439,449	620,287
Net (decrease) increase in certificates of deposit	(2,871,227)	(1,623,095)	3,037,076
Net increase (decrease) in federal funds purchased and other short-term borrowings	24,164	(250,807)	(1,593,543)
Principal repayments on long-term debt	(678,788)	(1,024,660)	(250,789)
Proceeds from issuance of long-term debt	740,355	720,000	429,300
Purchase of treasury shares	(21)	(38)	(173)
Excess tax benefit from share-based payment arrangements	—	12	870
Dividends paid to common shareholders	(25,502)	(29,745)	(199,722)
Dividends paid to preferred shareholders	(48,394)	(43,823)	—
Proceeds from issuance of preferred stock and common stock warrants	—	—	967,870
Proceeds from issuance of common stock	769,114	571,226	3,002
Proceeds from issuance of prepaid common stock purchase contracts	265,564	—	—

Net cash (used in) provided by financing activities	(1,886,737)	(1,241,481)	3,014,178

(Decrease) increase in cash and cash equivalents	(175,461)	40,155	(158,256)
Cash and due from banks at beginning of year	564,482	524,327	682,583

Cash and due from banks at end of year	$389,021	564,482	524,327

See accompanying notes to consolidated financial statements.

Note 1 – Summary of Significant Accounting Policies

Business Operations

The consolidated financial statements of Synovus include the accounts of Synovus Financial Corp. (“Parent Company”) and its consolidated subsidiaries (collectively, “Synovus”). Synovus provides integrated financial services, including banking, financial management, insurance, mortgage, and leasing services through 323 branch banking locations plus other Synovus offices in Georgia, Alabama, South Carolina, Tennessee, and Florida.

Basis of Presentation

The accounting and reporting policies of Synovus conform to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking and financial services industries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In preparing the consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of revenues and expenses for the periods presented. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the fair value of investments; the allowance for loan losses; the valuation of other real estate; the valuation of impaired loans; the valuation of long-lived assets, goodwill, and other intangible assets; the valuation of deferred tax assets; and the disclosures for contingent assets and liabilities. In connection with the determination of the allowance for loan losses and the valuation of certain impaired loans and other real estate, management obtains independent appraisals for significant properties and properties collateralizing impaired loans.

Synovus completed the sale of its merchant services business on March 31, 2010. Accordingly, the revenues and expenses of the merchant services business have been reported as discontinued operations for the years ended December 31, 2010, 2009, and 2008. There were no significant assets or liabilities associated with the merchant services portfolio. Other than cash received upon the sale, there were no other significant cash flows of the merchant services business. See Note 2, “Discontinued Operations”, for further discussion of the sale of the merchant services business.

Cash Flow Information

Supplemental disclosure of cash flow information is presented below.

	Years Ended December 31,
(in millions)	2010	2009	2008
Cash paid (received) during the year for:
Income taxes (refunded) paid, net	$(324.3)	(87.6)	65.6
Interest	302.2	425.7	757.0
Non-cash investing and financing activities:
Loans receivable transferred to other real estate, upon foreclosure	$410.1	664.5	436.5
Other loans held for sale transferred to other real estate upon foreclosure	9.7	1.7	1.5
Loans charged off to allowance for loan losses	1,417.9	1,492.6	486.3
Loans receivable transferred to other loans held for sale	198.6	136.6	50.6
Valuation allowance for deferred tax assets	331.7	438.2	5.1
Exchange of subordinated notes for common stock	—	29.8	—

The following is a description of the more significant of Synovus’ accounting and reporting policies.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, federal funds sold, and securities purchased under resale agreements. Cash and cash equivalents have original maturities of three months or less, and accordingly, the carrying value of these instruments is deemed to be a reasonable estimate of fair value. At December 31, 2010 and 2009, cash and due from banks includes $66.6 million and $45.3 million, respectively, on deposit to meet Federal Reserve Bank requirements, and includes $28.4 million at December 31, 2010 and 2009 which is restricted as to withdrawal.

Federal Funds Sold, Federal Funds Purchased, Securities Purchased Under Resale Agreements, and Securities Sold Under Repurchase Agreements

Federal funds sold, federal funds purchased, securities purchased under resale agreements, and securities sold under repurchase agreements generally mature in one day.

Trading Account Assets

Trading account assets, which primarily consist of debt securities, are reported at fair value. Fair value adjustments and fees from trading account activities are included as a component of other fee income. Gains and losses realized from the sale of trading account assets are determined by specific identification and are included as a component of other fee income on the trade date. Interest income on trading assets is reported as a component of interest income.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at fair value. Fair value is derived from a hypothetical-securitization model used to project the exit price of the loan in securitization. The bid pricing convention is used for loan pricing for similar assets. The valuation model is based upon forward settlement of a pool of loans of identical coupon, maturity, product, and credit attributes. The inputs to the model are continuously updated with available market and historical data. As the loans are sold in the secondary market and predominately used as collateral for securitizations (by the purchaser), the valuation model represents the highest and best use of the loans in Synovus’ principal market.

Other Loans Held for Sale

Other loans held for sale are carried at the lower of cost or fair value. Loans or pools of loans are transferred to the other loans held for sale portfolio when the intent to hold the loans has changed due to portfolio management or risk mitigation strategies and when there is a plan to sell the loans within a reasonable period of time. The value of the loans or pools of loans held for sale is primarily determined by analyzing the underlying collateral of the loan, the external market prices of similar assets, historical realization rates on similar assets, and management’s disposition plan. At the time of transfer, if the fair value less estimated costs to sell is less than the carrying value, as such difference is generally attributable to declines in credit quality, it is recorded as a charge-off against the allowance for loan losses. Decreases in fair value subsequent to the transfer as well as losses from sale of these loans are recognized as a component of non-interest expense.

Investment Securities Available for Sale

Available for sale securities are recorded at fair value. Fair value is determined based on quoted market prices. Unrealized gains and losses on securities available for sale, net of the related tax effect, are excluded from earnings and are reported as a separate component of equity, within accumulated other comprehensive income (loss), until realized.

A decline in the fair value of any available for sale security below cost, that is deemed other-than-temporary, results in a charge to earnings for the excess of cost over fair value which is attributed to credit quality. A new cost basis for the security is established upon recognition of other-than-temporary impairment.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield using the effective interest method and prepayment assumptions. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available for sale are included in non-interest income and are derived using the specific identification method for determining the amortized cost of securities sold.

Gains and losses on sales of investment securities are recognized on the settlement date based on the amortized cost of the specific security. The financial statement impact of settlement date accounting versus trade date accounting is inconsequential.

Loans and Interest Income on Loans

Loans are reported at principal amounts outstanding less amounts charged off, net deferred fees and expenses, and the allowance for loan losses. Interest income and deferred fees net of expenses on loans are recognized on a level yield basis.

Nonaccrual Loans

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. For commercial real estate and commercial and industrial loans, accrual of interest is discontinued when reasonable doubt exists as to the full collection of interest or principal, or when they become contractually in default for 90 days or more as to either interest or principal, in accordance with the terms of the loan agreement unless they are both well-secured and in the process of collection. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest income on loans. If a portion of the accrued interest receivable to be charged-off was accrued in a previous year, then that portion is charged off to the allowance for loan losses. Interest payments received on nonaccrual loans are generally applied as a reduction of principal. As payments are received on loans with partial principal charge-offs, a portion may be recorded as interest; however, there must be an expectation of full repayment of the remaining recorded principal balance, and the amount recognized as interest is limited to that which would have been recognized on the recorded balance at the contractual rate. The remaining portion of this payment is recorded as a principal recovery. Loans are returned to accruing status when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

Troubled Debt Restructurings (“TDRs”)

Synovus designates loan modifications as TDRs when, for economic or legal reasons related to the borrower’s financial difficulties, it grants a concession to the borrower that it would not otherwise consider. Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of modification are initially classified as accruing TDRs at the date of modification, if the note is reasonably assured of repayment and performance is in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the modification date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. TDRs are returned to accruing status when there is economic substance to the restructuring, any portion of the debt not expected to be repaid has been charged off, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally six months). At December 31, 2010 and 2009, total TDRs were $572.2 million and $588.8 million, respectively, of which $464.1 million and $213.6 million, respectively, were accruing restructured loans. Synovus does not have significant commitments to lend additional funds to borrowers whose loans have been modified as a TDR.

Impaired Loans

Nonaccrual commercial loans to borrowers with aggregate outstanding borrowings of $1 million or more are considered impaired and individually assessed for impairment. At December 31, 2010, all nonaccrual impaired loans are collateral dependent. Most of these loans are secured by real estate. For the majority of collateral dependent impaired loans, the estimated fair value of the real estate securing these loans is generally determined based upon appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments, such as selling costs and anticipated sales values taking into account management’s plans for disposition, which could result in adjustment to the collateral value estimates indicated in the appraisals. The assumptions used in determining fair value are subject to significant judgment. Use of different assumptions, for example changes in market values or management’s plan for disposition, could have a significant impact on the resulting estimate of fair value. If a collateral-dependent nonaccrual loan is placed on impaired status and a current appraisal is not available (generally at or near the end of a calendar quarter), management records an allowance for loan losses based on the loan’s risk rating while an updated appraisal is being obtained. As of December 31, 2010, the amount of individually impaired nonaccrual loans was $636.4 million. $526.3 million of these loans represent loans for which there is no allowance for loan losses as the estimated losses have been charged-off.

Management also includes accruing TDRs in total reported impaired loans. Such loans are considered impaired as it is probable that the company will be unable to collect all amounts due according to the contractual terms of the original loan agreement. However, these loans are not considered to be non-performing because they are performing in accordance with the restructured terms. Synovus does not consider accruing TDRs to be collateral dependent. At December 31, 2010, accruing TDRs were approximately $464.1 million.

Allowance for Loan Losses

The allowance for loan losses is established through the provision for losses on loans charged to operations. Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely. Subsequent recoveries are added to the allowance. Management’s evaluation of the adequacy of the allowance for loan losses is based on a formal analysis which assesses the inherent risk of probable loss within the loan portfolio. This analysis includes consideration of the probability of default (“PD”), the loss-given-default (“LGD”), and qualitative factors, such as loan portfolio quality, loan concentrations, the mix and quality of growth, current economic conditions, review of impaired loans, and management’s plan for disposition of distressed loans.

The allowance for loan losses consists of two components: the allocated and unallocated allowances. Both components of the allowance are available to cover inherent losses in the portfolio. Significant judgments or estimates made in the determination of the allowance for loan losses consist of the risk ratings for loans in the commercial loan portfolio, the valuation of the collateral for loans that are classified as impaired loans, probability of default, the LGD, the qualitative loss factors, and management’s plan for disposition of non-performing loans. In determining an adequate allowance for loan losses, management makes numerous assumptions, estimates, and assessments which are inherently subjective and subject to change. The use of different estimates or assumptions could produce different provisions for losses on loans.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on a number of factors including changes in economic conditions. In addition, the regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may recommend or require Synovus Bank to recognize adjustments to the allowance for loan losses based on judgments about information available at the time of their examination.

Commercial Loans – Risk Ratings and Loss Factors

Commercial loans are assigned a risk rating on a nine point scale. For commercial loans that are not considered impaired, the allocated allowance for loan losses is determined based upon the expected loss percentage factors that correspond to each risk rating.

The risk ratings are based on the borrowers’ credit risk profile considering factors such as debt service history and capacity, inherent risk in the credit (e.g., based on industry type and source of repayment), and collateral position. Ratings 6 through 9 are modeled after the bank regulatory classifications of special mention, substandard, doubtful, and loss. Each loan is assigned a risk rating during the approval process. This process begins with a rating recommendation from the loan officer responsible for originating the loan. The rating recommendation is subject to approvals from other members of management, regional credit, and/or loan committees depending on the size and type of credit. Ratings are revaluated in connection with the credit review process. For larger credits, ratings are re-evaluated no less frequently than annually and more frequently when there is an indication of potential deterioration of a specific credit relationship. Additionally, an independent loan review function evaluates the bank’s risk rating process on an on-going basis. Expected loss percentage factors are based on the probable loss including qualitative factors. The probable loss considers the PD, the LGD, and certain qualitative factors as determined by loan type and risk rating.

Through March 31, 2009, the PD factors were based on industry data. Beginning April 1, 2009, the PD factors are based on internal default experience because this was the first reporting period when sufficient internal default data became available. Management believes that this data provides a more accurate estimate of the PD. This change resulted in a net increase in the allocated allowance for loan losses for the commercial portfolio of approximately $30 million during the three months ended June 30, 2009. The PD factors are updated annually.

Through September 30, 2010, the LGD factors were based on industry data. Beginning October 1, 2010, the LGD factors are based on industry and internal LGD experience because this was the first reporting period when sufficient internal LGD data became available.

Management believes it is prudent to apply a phased in approach to implementation of the internal LGD data. Accordingly, implementation will take place over four quarters beginning in the fourth quarter of 2010. At December 31, 2010, the external LGD data is weighted 75% and the internal data is weighted 25%. This change resulted in a decrease in the allowance for loan losses for the commercial portfolio of approximately $8 million during the three months ended December 31, 2010.

The qualitative factors consider, among others, credit concentrations, recent levels and trends in delinquencies and nonaccrual loans, and growth in the loan portfolio.

The occurrence of certain events could result in changes to the expected loss factors. Accordingly, these expected loss factors are reviewed periodically and updated as necessary.

Retail Loans – Loss Factors

The allocated allowance for loan losses for retail loans is generally determined by segregating the retail loan portfolio into pools of homogeneous loan categories. Expected loss factors applied to these pools are based on the probable loss including qualitative factors. The probable loss considers the PD, the LGD, and certain qualitative factors as determined by loan category and risk rating. The PD factors are based on internal default experience. The LGD factors are based on industry data because sufficient internal data is not yet available. The qualitative factors consider, among others, credit concentrations, recent levels and trends in delinquencies and nonaccrual loans, and growth in the loan portfolio. The occurrence of certain events could result in changes to the loss factors. Accordingly, these loss factors are reviewed periodically and modified as necessary.

Unallocated Component

The unallocated component of the allowance for loan losses is considered necessary to provide for certain environmental and economic factors that affect the probable loss inherent in the entire loan portfolio. Unallocated loss factors included in the determination of the unallocated allowance are economic factors; changes in the experience, ability, and depth of lending management and staff; and changes in lending policies and procedures including underwriting standards, results of loan reviews, and imprecision in assigned loan risk ratings. Certain macro-economic factors and changes in business conditions and developments could have a material impact on the collectability of the overall portfolio. As an example, continuing declines in collateral values could have a material impact on certain borrowers’ ability to pay. The unallocated component is meant to cover such risks.

Premises and Equipment

Premises and equipment, including branch locations and leasehold improvements, are reported at cost, less accumulated depreciation and amortization, which are computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are depreciated over the shorter of estimated useful life or the remainder of the lease. Synovus reviews long-lived assets, such as premises and equipment, for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired of purchased businesses, is tested for impairment at least annually and when events or circumstances indicate that the carrying amount may not be recoverable. Synovus has established its annual impairment test date as June 30.

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

Identifiable intangible assets relate primarily to core deposit premiums, resulting from the valuation of core deposit intangibles acquired in business combinations or in the purchase of branch offices, customer relationships, and customer contract premiums resulting from the acquisition of investment advisory businesses. These identifiable intangible assets are amortized using accelerated methods over periods not exceeding the estimated average remaining life of the existing customer deposits, customer relationships, or contracts acquired. Amortization periods range from 3 to 15 years. Amortization periods for intangible assets are monitored to determine if events and circumstances require such periods to be reduced.

Identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the intangible assets is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered impaired, the amount of impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets based on the discounted expected future cash flows to be generated by the assets. Assets to be disposed of are reported at the lower of their carrying value or fair value less costs to sell.

Other Assets

Other assets include accrued interest receivable and other significant balances as described below.

Investments in Company-owned Life Insurance Programs

Investments in company-owned life insurance programs are recorded at the net realizable value of the underlying insurance contracts. The change in contract value during the period is recorded as an adjustment of premiums paid in determining the expense or income to be recognized under the contract during the period. Income or expense from company-owned life insurance programs is included as a component of other non-interest income.

Other Real Estate

Other real estate (“ORE”) consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans. In accordance with the provisions of Accounting Standards Codification (“ASC” the “Codification”) 310-10-35 regarding subsequent measurement of loans for impairments and ASC 310-40-15 regarding accounting for troubled debt restructurings by a creditor, a loan is classified as an in-substance foreclosure when Synovus has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

ORE is reported at the lower of cost or fair value less estimated costs to sell determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments, such as changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition, which could result in adjustment to the collateral value estimates indicated in the appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value less estimated costs to sell of the real estate held as collateral is recorded as a charge against the allowance for loan losses. Subsequent declines in the fair value of ORE below the new cost basis are recorded through valuation adjustments. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate. Management reviews the value of other real estate each quarter and adjusts the values as appropriate. Revenue and expenses from ORE operations as well as gains or losses on sales and any subsequent adjustments to the value are recorded as foreclosed real estate expense, a component of non-interest expense.

Private Equity Investments

Private equity investments are recorded at fair value on the balance sheet with realized and unrealized gains and losses included in non-interest income in the results of operations in accordance with ASC 946, Financial Services – Investment Companies. For private equity investments, Synovus uses information provided by the fund managers in the initial determination of estimated fair value. Valuation factors such as recent or proposed purchase or sale of debt or equity, pricing by other dealers in similar securities, size of position held, liquidity of the market, comparable market multiples, and changes in economic conditions affecting the issuer are used in the final determination of estimated fair value.

Derivative Instruments

Synovus’ risk management policies emphasize the management of interest rate risk within acceptable guidelines. Synovus’ objective in maintaining these policies is to achieve consistency in net interest income while limiting volatility arising from changes in interest rates. Risks to be managed include both fair value and cash flow risks. Utilization of derivative financial instruments provides a valuable tool to assist in the management of these risks.

In accordance with ASC 815, Derivatives and Hedging, all derivative instruments are recorded on the consolidated balance sheet at their respective fair values, as components of other assets and other liabilities.

The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change, together with the offsetting loss or gain on the hedged item attributable to the risk being hedged as a component of other non-interest income. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the hedged item is reported initially as a component of accumulated other comprehensive income (outside earnings), and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss on the derivative instrument, are reported in earnings immediately as a component of other non-interest income. If the derivative instrument is not designated as a hedge, the gain or loss on the derivative instrument is recognized in earnings as a component of other non-interest income in the period of change. At December 31, 2010, Synovus does not have any derivative instruments which are measured for ineffectiveness using the short-cut method.

With the exception of certain commitments to fund and sell fixed-rate mortgage loans and derivatives utilized to meet the financing and interest rate risk management needs of its customers, all derivatives utilized by Synovus to manage its interest rate sensitivity are designed as either a hedge of a recognized fixed-rate asset or liability (“fair value hedge”), or a hedge of a forecasted transaction or of the variability of future cash flows of a floating rate asset or liability (“cash flow hedge”). Synovus does not speculate using derivative instruments.

Synovus utilizes interest rate swap agreements to hedge the fair value risk of fixed-rate balance sheet liabilities, primarily deposit and long term debt liabilities. Fair value risk is measured as the volatility in the value of these liabilities as interest rates change. Interest rate swaps entered into to manage this risk are designed to have the same notional value, as well as similar interest rates and interest calculation methods. These agreements entitle Synovus to receive fixed-rate interest payments and pay floating-rate interest payments based on the notional amount of the swap agreements. Swap agreements structured in this manner allow Synovus to effectively hedge the fair value risks of these fixed-rate liabilities. Ineffectiveness from fair value hedges is recognized in the consolidated statements of operations as other non-interest income.

Synovus is potentially exposed to cash flow risk due to its holding of loans whose interest payments are based on floating rate indices. Synovus monitors changes in these exposures and their impact on its risk management activities and uses interest rate swap agreements to hedge the cash flow risk. These agreements entitle Synovus to receive fixed-rate interest payments and pay floating-rate interest payments. The maturity date of the agreement with the longest remaining term to maturity is September 7, 2011. These agreements allow Synovus to offset the variability of floating rate loan interest received with the variable interest payments paid on the interest rate swaps. The ineffectiveness from cash flow hedges is recognized in the consolidated statements of operations as other non-interest income.

In 2005, Synovus entered into certain forward starting swap contracts to hedge the cash flow risk of certain forecasted interest payments on a forecasted debt issuance. Upon the determination to issue debt, Synovus was potentially exposed to cash flow risk due to changes in market interest rates prior to the placement of the debt. The forward starting swaps allowed Synovus to hedge this exposure. Upon placement of the debt, these swaps were cash settled concurrent with the pricing of the debt. The effective portion of the cash flow hedge previously included in accumulated other comprehensive income is being amortized over the life of the debt issue as an adjustment to interest expense.

Synovus also holds derivative instruments which consist of commitments to fund fixed-rate mortgage loans to customers (interest rate lock commitments) and forward commitments to sell individual fixed-rate mortgage loans. Synovus’ objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans and the mortgage loans that are held for sale. Both the interest rate lock commitments and the forward commitments are reported at fair value, with adjustments being recorded in current period earnings in mortgage banking income.

Synovus also enters into interest swap agreements to meet the financing and interest rate risk management needs of its customers. Upon entering into these derivative instruments to meet customer needs, Synovus enters into offsetting positions to minimize interest rate risk. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings in other non-interest income. These instruments, and their offsetting positions, are recorded in other assets and other liabilities on the consolidated balance sheets.

Non-interest Income

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of non-sufficient funds fees, account analysis fees, and other service charges on deposits which consist primarily of monthly account fees. Non-sufficient funds fees are recognized at the time when the account overdraft occurs. Account analysis fees consist of fees charged to certain commercial demand deposit accounts based upon account activity (and reduced by a credit which is based upon cash levels in the account). These fees, as well as monthly account fees, are recorded under the accrual method of accounting.

Fiduciary and Asset Management Fees

Fiduciary and asset management fees are generally determined based upon market values of assets under management as of a specified date during the period. These fees are recorded under the accrual method of accounting as the services are performed.

Brokerage and Investment Banking Revenue

Brokerage revenue consists primarily of commission income, which represents the spread between buy and sell transactions processed, and net fees charged to customers on a transaction basis for buy and sell transactions processed. Commission income is recorded on a trade-date basis. Brokerage revenue also includes portfolio management fees which represent monthly fees charged on a contractual basis to customers for the management of their investment portfolios and are recorded under the accrual method of accounting.

Investment banking revenue represents fees for services arising from securities offerings or placements in which Synovus acts as an agent. It also includes fees earned from providing advisory services. Revenue is recognized at the time the underwriting is completed and the revenue is reasonably determinable.

Mortgage Banking Income

Mortgage banking income consists primarily of gains and losses from the sale of mortgage loans. Mortgage loans are sold servicing released, without recourse or continuing involvement and satisfy ASC 860-10-65, Transfers and Servicing of Financial Assets, criteria for sale accounting. Gains (losses) on the sale of mortgage loans are determined and recognized at the time the sale proceeds are received and represent the difference between net sales proceeds and the carrying value of the loans at the time of sale.

Bankcard Fees

Bankcard fees consist primarily of interchange fees earned, net of fees paid, on debit card and credit card transactions. Net fees are recognized into income using the accrual method of accounting.

Income Taxes

Synovus is a domestic corporation that files a consolidated federal income tax return with its wholly-owned subsidiaries and files state income tax returns on a consolidated and a separate entity basis with the various taxing jurisdictions based on its taxable presence. Synovus accounts for income taxes in accordance with the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement GAAP carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date.

ASC 740-30-25 provides accounting guidance for determining when a company is required to record a valuation allowance on its deferred tax assets. A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. The predictability that future taxable income, exclusive of reversing temporary differences, will occur is the most subjective of these four sources. The presence of cumulative losses in recent years is considered significant negative evidence, making it difficult for a company to rely on future taxable income, exclusive of reversing temporary differences and carryforwards, as a reliable source of taxable income to realize a deferred tax asset. Judgment is a critical element in making this assessment. Changes in the valuation allowance that result from favorable changes in circumstances that cause a change in judgment about the realization of deferred tax assets in future years are recorded through income tax expense.

Significant estimates used in accounting for income taxes relate to the determination of taxable income, the determination of temporary differences between book and tax bases, the valuation allowance for deferred tax assets, as well as estimates on the realizability of income tax credits and utilization of net operating losses.

Income tax expense or benefit for the year is allocated among continuing operations, discontinued operations, and other comprehensive income (loss), as applicable. The amount allocated to continuing operations is the income tax effect of the pretax income or loss from continuing operations that occurred during the year, plus or minus income tax effects of (a) changes in circumstances that cause a change in judgment about the realization of deferred tax assets in future years, (b) changes in income tax laws or rates, and (c) changes in income tax status, subject to certain exceptions.

Synovus accrues tax liabilities for uncertain income tax positions based on current assumptions regarding the ultimate outcome through an examination process by weighing the facts and circumstances available at the reporting date. If related tax benefits of a transaction are not more likely than not of being sustained upon examination, Synovus will accrue a tax liability for the expected taxes associated with the transaction. Events and circumstances on the estimates and assumptions used in the analysis of its income tax positions may change and, accordingly, Synovus’ effective tax rate may fluctuate in the future. Synovus also recognizes accrued interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

Share-based Compensation

Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees.

Synovus’ share-based compensation costs are recorded as a component of salaries and other personnel expense in the statements of operations. Share-based compensation expense for service-based awards is recognized net of estimated forfeitures for plan participants on a straight-line basis over the shorter of the vesting period or the period until reaching retirement eligibility.

Postretirement Benefits

Synovus sponsors a defined benefit health care plan for substantially all of its employees and certain early retirees. The expected costs of retiree health care and other postretirement benefits are being expensed over the period that employees provide service.

Fair Value Accounting

In February 2007, the FASB issued authoritative guidance included in the provisions of ASC 825-10-10, the fair value option. ASC 825-10-10 permits entities to make an irrevocable election, at specified election dates, to measure eligible financial instruments and certain other instruments at fair value. As of January 1, 2008, Synovus elected the fair value option (“FVO”) for mortgage loans held for sale and certain callable brokered certificates of deposit. Accordingly, a cumulative adjustment of $58 thousand ($91 thousand less $33 thousand of income taxes) was recorded as an increase to retained earnings.

Fair value estimates are made at a specific point in time, based on relevant market information and other information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale, at one time, the entire holdings of a particular financial instrument. Because no market exists for a portion of the financial instruments, fair value estimates are also based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing balance sheet financial instruments, without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred income taxes, premises and equipment, equity method investments, goodwill and other intangible assets. In addition, the income tax ramifications related to the realization of the unrealized gains and losses on available for sale investment securities and cash flow hedges can have a significant effect on fair value estimates and have not been considered in any of the estimates.

Recently Adopted Accounting Standards

In December 2007, the FASB issued revisions to the authoritative guidance for business combinations included in ASC 805, Business Combinations, as described in ASC 805-10-65-1. The revisions described by ASC 805-10-65-1 clarify the definitions of both a business combination and a business. All business combinations will be accounted for under the acquisition method previously referred to as the “purchase method”). ASC 805 now defines the acquisition date as the only relevant date for recognition and measurement of the fair value of consideration paid. The new provisions of ASC 805 require the acquirer to expense all acquisition related costs and also requires acquired loans to be recorded at fair value on the date of acquisition. The revised guidance defines the measurement period as the time after the acquisition date during which the acquirer may make adjustments to the “provisional” amounts recognized at the acquisition date. This period cannot exceed one year, and any subsequent adjustments made to provisional amounts are done retrospectively and restate prior period data. The provisions of ASC 805, as described in ASC 805-10-65, were adopted by Synovus effective January 1, 2009, and are applicable to business combinations entered into after December 15, 2008. The estimated impact of adoption will not be determined until Synovus enters into a business combination.

In December 2007, the FASB issued revisions to the authoritative guidance in ASC 810, Consolidation, regarding accounting for non-controlling interests in consolidated financial statements as described in ASC 810-10-65. The revisions to ASC 810 require non-controlling interests to be treated as a separate component of equity, not as a liability or other item outside of equity. Disclosure requirements include net income and comprehensive income to be displayed for both the controlling and non-controlling interests and a separate schedule that shows the effects of any transactions with the non-controlling interests on the equity attributable to the controlling interests. Synovus adopted the new provisions of ASC 810 effective January 1, 2009. The impact of adoption resulted in a change in the balance sheet classification and presentation of non-controlling interests which is now reported as a separate component of equity.

In March 2008, the FASB issued revisions to ASC 815 regarding disclosures about derivative instruments and hedging activities as described in ASC 815-10-65-1. The revisions to ASC 815 change the disclosure requirements for derivative instruments and hedging activities. Disclosure requirements include qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains/losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Synovus adopted the new disclosure requirements of ASC 815 effective January 1, 2009.

In June 2008, the FASB issued revisions to ASC 260, Earnings per Share, regarding the determination of whether instruments granted in share-based payment transactions are participating securities, as described in ASC 260-10-65-2. The new provisions of ASC 260 require that unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore should be included in computing earnings per share using the two-class method. The amendments to ASC 260, as described in ASC 260-10-65-2, were adopted by Synovus effective January 1, 2009. The impact of adoption was not material to Synovus’ financial position, results of operations, or cash flows.

In April 2009, the FASB issued revisions to the authoritative guidance included in ASC 320-10, Investments – Debt and Equity Securities, as described in ASC 320-10-65-1, which are intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The revised guidance provides that if a company does not have the intent to sell a debt security prior to recovery and it is more likely than not that it will not have to sell the security prior to recovery, the security would not be considered other-than-temporarily-impaired unless there is a credit loss. If there is an impairment due to a credit loss, the credit loss component will be recorded in earnings and the remaining portion of the impairment loss would be recognized in other comprehensive income. The credit loss component must be determined based on the company’s best estimate of the decrease in cash flows expected to be collected. The provisions of the revised guidance were effective for interim and annual periods ended after June 15, 2009. Synovus adopted the provisions described in ASC 320-10-65-1 effective April 1, 2009. The impact of adoption was not material to Synovus’ financial position, results of operations, or cash flows.

In April 2009, the FASB issued revisions to the authoritative guidance included in ASC 820, Fair Value Measurements and Disclosure, as described in ASC 820-10-65-1, which relates to determining fair values when there is no active market or where the inputs being used represent distressed sales. These revisions reaffirm the need to use judgment to ascertain if a formerly active market has become inactive and also assist in determining fair values when markets have become inactive. ASC 820, as revised, defines fair value as the price that would be received to sell an asset in an orderly transaction (i.e. not a forced liquidation or distressed sale). Factors must be considered when applying this statement to determine whether there has been a significant decrease in volume and level of activity of the market for the asset. The provisions for this statement were effective for the interim and annual periods ended after June 15, 2009. Synovus adopted the provisions described in ASC 820-10-65-1 effective April 1, 2009. The impact of adoption was not material to Synovus’ financial position, results of operations, or cash flows.

Effective December 31, 2010, Synovus adopted certain of the key provisions of Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, (“ASU 2010-20”). ASU 2010-20 amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and reasons for those changes. Most of the new and amended disclosures in the ASU are effective December 31, 2010; however, the disclosures that include information for activity that occurs during a reporting period will be effective for the first quarter of 2011. Those disclosures include (1) the activity in the allowance for credit losses for each period and (2) disclosures about modifications of financing receivables. The impact of adoption for Synovus is the inclusion of additional disclosures in Synovus’ consolidated financial statements.

Reclassifications

Certain prior years’ amounts have been reclassified to conform to the presentation adopted in 2010.

Subsequent Events

On January 11, 2011, Synovus announced efficiency and growth initiatives intended to streamline operations, boost productivity, reduce expenses, and increase revenue. The efficiency initiatives are expected to generate annual expense savings primarily through reduction of approximately 850 positions and also from the expected closing of 39 bank branch locations. In 2011, Synovus expects to recognize approximately $28 million in restructuring charges associated with these initiatives including approximately $24 million during the first quarter of the year.

Synovus has evaluated all transactions, events, and circumstances subsequent to the balance sheet date for consideration or disclosure and has reflected or disclosed those items within the consolidated financial statements and related footnotes as deemed appropriate.

Note 2 – Discontinued Operations

Merchant Services

During 2009, Synovus committed to a plan to sell its merchant services business. The sale was completed on March 31, 2010. Accordingly, the revenues and expenses of the merchant services business have been reported as discontinued operations for the years ended

December 31, 2010, 2009, and 2008. Income from discontinued operations for the year ended December 31, 2010 includes the gain on sale of this business. There were no significant assets, liabilities, or cash flows associated with the merchant services business.

The following amounts have been segregated from continuing operations and included in income from discontinued operations, net of income taxes, in the consolidated statements of operations.

	Years Ended December 31,
(in thousands)	2010		2009	2008
Merchant services revenues	$73,926		17,605	17,949
Merchant services expense	3,285		9,878	9,564

Merchant services income, before income taxes	70,641	(1)	7,727	8,385
Income tax expense	27,479		3,137	2,735

Income from discontinued operations, net of income taxes	$43,162	(1)	4,590	5,650

(1)	Includes a pre-tax gain of $69.5 million ($42.4 million net of tax) from the sale of the merchant services business in March 2010.

Cash flows from discontinued operations were limited to revenues and expenses of discontinued operations as components of income from discontinued operations, net of income taxes. The proceeds from sale of the merchant services business are included as a component of net cash used in investing activities and the gain on sale is included as a component of net cash provided by operating activities in the consolidated statement of cash flows for the year ended December 31, 2010.

Note 3 – Restructuring Charges

During the year ended December 31, 2010, Synovus recognized $5.5 million in restructuring charges including $3.0 million in severance charges. For the years ended December 31, 2009 and 2008, Synovus recognized a total of $6.0 million and $16.1 million in restructuring charges, respectively, including $5.5 million and $5.2 million in severance charges, respectively. At December 31, 2010 and 2009, there was an accrued liability relating to restructuring charges of $1.3 million and $532 thousand, respectively.

Note 4 – Trading Account Assets

The following table summarizes trading account assets at December 31, 2010 and 2009, which are reported at fair value.

	December 31, 2010
(in thousands)	2010	2009
U.S. Treasury securities	$1,393	3,017
Other U.S. Government agency securities	—	9
Government agency issued mortgage-backed securities	—	864
Government agency issued collateralized mortgage obligations	6,254	2,427
All other residential mortgage-backed securities	13,768	5,717
State and municipal securities	834	1,332
Other investments	45	1,004

Total	$22,294	14,370

Note 5 – Other Loans Held for Sale

With the exception of certain first lien residential mortgage loans, Synovus originates loans with the intent to hold for the foreseeable future. Loans or pools of loans are transferred to the other loans held for sale portfolio when the intent to hold the loans has changed due to portfolio management or risk mitigation strategies and when it is determined that Synovus would sell the loans. The value of the loans or pools of loans held for sale is primarily determined by analyzing the underlying collateral of the loan, the external market prices of similar assets, historical realization rates on similar assets, and management’s disposition plan. At the time of transfer, if the fair value less estimated costs to sell is less than the carrying value, as such difference is generally attributable to declines in credit quality, it is recorded as a charge-off against the allowance for loan losses. Decreases in fair value subsequent to the transfer as well as losses from sale of these loans are recognized as a component of non-interest expense.

At December 31, 2010 and 2009, the carrying value of other loans held for sale was $127.4 million and $36.8 million, respectively. All such loans were considered impaired as of December 31, 2010 and 2009. During the year ended December 31, 2010, Synovus transferred loans with a cost basis totaling $317.6 million to the other loans held for sale portfolio. Synovus recognized charge-offs totaling $119.0 million on these loans, resulting in a new cost basis for loans transferred to the other loans held for sale portfolio of $198.6 million. During 2010, subsequent to their transfer to the other loans held for sale portfolio, Synovus recognized additional write-downs of $6.0 million and recognized additional net losses on sales of $3.1 million. The additional write-downs were based on the estimated sales proceeds from pending sales.

Note 6 – Investment Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at December 31, 2010 and 2009 are summarized below.

	December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$251,842	5,830	—	257,672
Other U.S. Government agency securities	894,643	22,530	(3,062)	914,111
Government agency issued mortgage-backed securities	2,017,457	78,127	(6,301)	2,089,283
Government agency issued collateralized mortgage obligations	28,985	1,011	(2)	29,994
State and municipal securities	49,385	1,066	(108)	50,343
Equity securities	11,970	836	—	12,806
Other investments	84,909	1,150	—	86,059

Total	$3,339,191	110,550	(9,473)	3,440,268

	December 31, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$121,505	167	(83)	121,589
Other U.S. Government agency securities	900,984	27,174	(532)	927,626
Government agency issued mortgage-backed securities	1,795,688	78,821	(529)	1,873,980
Government agency issued collateralized mortgage obligations	83,632	3,271	—	86,903
State and municipal securities	80,931	2,029	(159)	82,801
Equity securities	9,456	584	(59)	9,981
Other investments	86,744	—	(889)	85,855

Total	$3,078,940	112,046	(2,251)	3,188,735

At December 31, 2010 and 2009, investment securities with a carrying value of $2.6 billion and $2.4 billion, respectively, were pledged to secure certain deposits, securities sold under repurchase agreements, and Federal Home Loan Bank (“FHLB”) advances as required by law and contractual agreements.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009 and are presented below.

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total Fair Value
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	—	—	—	—	—
Other U.S Government agency securities	181,621	(3,062)	—	—	181,621	(3,062)
Government agency issued mortgage-backed securities	562,415	(6,301)	—	—	562,415	(6,301)
Government agency issued collateralized mortgage obligations	1,007	(2)	—	—	1,007	(2)
State and municipal securities	4,643	(70)	1,506	(38)	6,149	(108)
Equity securities	—	—	—	—	—	—
Other investments	—	—	—	—	—	—

Total	$749,686	(9,435)	1,506	(38)	751,192	(9,473)

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total Fair Value
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$19,681	(83)	—	—	19,681	(83)
Other U.S Government agency securities	71,689	(532)	—	—	71,689	(532)
Government agency issued mortgage-backed securities	145,461	(529)	—	—	145,461	(529)
Government agency issued collateralized mortgage obligations	—	—	—	—	—	—
State and municipal securities	5,833	(105)	1,308	(54)	7,141	(159)
Equity securities	2,756	(59)	—	—	2,756	(59)
Other investments	79,813	(889)	—	—	79,813	(889)

Total	$325,233	(2,197)	1,308	(54)	326,541	(2,251)

Available-for-sale debt and equity securities that are other-than-temporarily impaired at December 31, 2010 and 2009 were inconsequential. Other-than-temporary impairment losses related to these securities have been recognized in earnings. These losses were also inconsequential.

At December 31, 2010, Synovus has reviewed its investment securities that are in an unrealized loss position in accordance with its accounting policy for other-than-temporary impairment and did not consider them other-than-temporarily impaired. Synovus does not intend to sell its debt securities and it is more likely than not that Synovus will not be required to sell the securities prior to recovery.

U.S. Treasury and U.S. Government agency securities. As of December 31, 2010, the unrealized losses in this category consisted primarily of unrealized losses in direct obligations of the U.S. Government and U.S. Government agencies and were caused by interest rate increases. These investments were not considered to be other-than-temporarily impaired at December 31, 2010.

Government agency issued mortgage-backed securities. The unrealized losses on investment in mortgage-backed securities were caused by interest rate increases. At December 31, 2010, all of the collateralized mortgage obligations and mortgage-backed pass-through securities held by Synovus were issued or backed by U.S. Government agencies. These securities are rated AAA by both Moody’s and Standard and Poor’s. Because the decline in fair value is attributable to changes in interest rates and not credit quality, Synovus does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

The amortized cost and estimated fair value by contractual maturity of investment securities available for sale at December 31, 2010 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Estimated Fair Value
U.S. Treasury securities:
Within 1 year	$66,118	66,332
1 to 5 years	185,724	191,340
5 to 10 years	—	—
More than 10 years	—	—

Total U.S. Treasury securities	$251,842	257,672

U.S. Government agency securities:
Within 1 year	$69,296	70,050
1 to 5 years	779,684	794,799
5 to 10 years	34,522	37,266
More than 10 years	11,141	11,996

Total U.S. Government agency securities	$894,643	914,111

State and municipal securities:
Within 1 year	$6,422	6,452
1 to 5 years	18,470	18,872
5 to 10 years	18,784	19,349
More than 10 years	5,709	5,670

Total state and municipal securities	$49,385	50,343

Other investments:
Within 1 year	$—	—
1 to 5 years	81,459	82,609
5 to 10 years	450	450
More than 10 years	3,000	3,000

Total other investments	$84,909	86,059

Equity securities	$11,970	12,806

Government agency issued mortgage-backed securities	$2,017,457	2,089,283

Government agency issued collateralized mortgage obligations	$28,985	29,994

Total investment securities	$3,339,191	3,440,268

Within 1 year	$141,836	142,834
1 to 5 years	1,065,337	1,087,620
5 to 10 years	53,756	57,065
More than 10 years	19,850	20,666
Equity securities	11,970	12,806
Government agency issued mortgage-backed securities	2,017,457	2,089,283
Government agency issued collateralized mortgage obligations	28,985	29,994

Total investment securities	$3,339,191	3,440,268

A summary of sales transactions in the investment securities available for sale portfolio for 2010, 2009, and 2008 is presented below.

(in thousands)	Proceeds	Gross Realized Gains	Gross Realized Losses
2010	$20,704	927	(2,198)
2009	260,041	14,992	(925)
2008	165,623	45	—

Note 7 – Loans and Allowance for Loan Losses

Loans outstanding, by classification, are summarized below.

	December 31,
(in thousands)	2010	2009
Investment properties	$5,059,102	5,897,175
1-4 family properties	2,102,787	3,316,251
Land acquisition	1,218,691	1,529,414

Total commercial real estate	8,380,580	10,742,840

Commercial and industrial	9,264,811	10,447,346

Home equity	1,648,039	1,714,994
Consumer mortgages	1,475,261	1,637,978
Credit card	284,970	294,126
Other retail loans	542,538	565,132

Total retail	3,950,808	4,212,230

Total loans	21,596,199	25,402,416

Unearned income	(10,436)	(19,348)

Total loans, net of unearned income	$21,585,763	25,383,068

Total commercial real estate loans represent 38.8% and 42.3% of the total loan portfolio at December 31, 2010 and 2009, respectively. Due to continued instability in real estate values, the loans in the commercial real estate portfolio may have a greater risk of non-collection than other loans.

A substantial portion of the loan portfolio is secured by real estate in markets located throughout Georgia, Alabama, Tennessee, South Carolina, and Florida. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in market conditions in these areas.

For purposes of the disclosures required pursuant to the adoption of amendments to ASC 310, the loan portfolio was disaggregated into segments and then further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. There are three loan portfolio segments that include commercial and industrial, commercial real estate, and retail. A class is generally determined based on the initial measurement attribute, risk characteristics of the loan, and an entity’s method for monitoring and assessing credit risk. Commercial and industrial is a separate commercial loan class while commercial loan classes within CRE include investment properties, 1-4 family properties, and land acquisition. Retail loan classes include home equity, consumer mortgages, credit card, and other.

Commercial and Industrial Loan Portfolio

The commercial and industrial loan portfolio represents the largest category of Synovus’ total loan portfolio. The commercial and industrial loan portfolio is currently concentrated on small to middle market commercial and industrial lending disbursed throughout a diverse group of industries in the southeast, including health care, finance and insurance, manufacturing, construction, real estate leasing and retail trade. The portfolio is relationship focused and, as a result, Synovus’ lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. Commercial and industrial loans are primarily originated through Synovus’ local market banking divisions and made to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. In accordance with Synovus’ uniform lending policy, each loan undergoes a detailed underwriting process, which incorporates the uniform underwriting approach, procedures and evaluations described above. Approximately 91% of Synovus’ commercial and industrial loans are secured by real estate, business equipment, inventory, and other types of collateral. Total commercial and industrial loans at December 31, 2010 were $9.26 billion, or 42.9%, of the total loan portfolio.

Commercial and industrial lending is a key component of Synovus’ growth plans. Synovus has actively invested in additional expertise, product offerings and product quality to provide its commercial and industrial clients with increased and enhanced product offerings and more knowledgeable customer service. Complementing this investment in commercial and industrial growth, Synovus’ management continues to focus on streamlining and enhancing Synovus’ existing product lines, especially for traditional retail, small business and professional services customers. While lending to small and mid-sized businesses has been Synovus’ traditional focus, Synovus has recently formed a Large Corporate Banking Team to provide lending solutions to larger corporate clients in an effort to strengthen, diversify, and further drive growth in Synovus’ commercial and industrial loan portfolio.

Commercial Real Estate Loan Portfolio

Synovus’ commercial real estate loans consist of investment property loans, 1-4 family properties loans, and land acquisition loans. As is the case with Synovus’ commercial and industrial loans, the commercial real estate loans are primarily originated through Synovus Bank’s local market banking divisions. Total commercial real estate loans as of December 31, 2010 were $8.38 billion, or 38.8%, of the total loan portfolio.

Investment Property Loans

Synovus’ investment property loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Synovus’ investment property portfolio is well diversified with no concentration by property type, geography or tenants. These loans are generally recourse in nature with short-term maturities (3 years or less), allowing for restructuring opportunities which reduces Synovus’ overall risk exposure. The investment property loans are primarily secured by the property being financed by the loans; however, they may also be secured by real estate or other assets beyond the property being financed. Investment property loans are subject to the same uniform lending policies and procedures described above, although such loans have historically been underwritten with stressed interest rates and vacancies. In addition, in early 2008, Synovus placed restrictions on both hotel and shopping center lending to prevent problem loans in these depressed sectors from spreading. These lending restrictions remain in place today. During the fourth quarter of 2009, Synovus began quarterly reviews of all investment property loans of $1 million or more in order to more closely monitor the performance of the portfolio. Total investment property loans as of December 31, 2010 were $5.06 billion, or 60.4%, of the total commercial real estate loan portfolio and 23.4% of the total loan portfolio.

1-4 Family Properties Loans

1-4 family properties loans include construction loans to homebuilders, commercial mortgage loans to real estate investors, and residential development loans to developers and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. These loans are subject to the same uniform lending policies and procedures described above. Additionally, underwriting standards for these types of loans include stricter approval requirements as well as more stringent underwriting standards than current regulatory guidelines. Construction and residential development loans are interest only loans and typically carry maturities of three years or less, and 1-4 family rental properties carry maturities of three to five years, with amortization periods up to fifteen to twenty years. Given the recent turmoil in the housing and real estate markets, including falling real estate prices and increasing foreclosures, Synovus has actively and successfully reduced its exposure to residential construction and development and land acquisition loans over the past three years, including its exposure to the Atlanta market. At December 31, 2010, these loans totaled $2.10 billion or 25.1% of the total commercial real estate portfolio compared to $3.32 billion or 30.9% at December 31, 2009.

Land Acquisition Loans

Land acquisition loans are secured by land held for future development, typically in excess of one year. They have short term maturities and are typically unamortized. These properties are substantially within the Synovus footprint to local borrowers and carry personal guarantees from the principals. They are underwritten based on the loan to value of the collateral and the capacity of the guarantor. This portfolio increased during the recession as land loans originally planned for development moved back into inventory for future development. These loans are generally subject to the same uniform lending policies and procedures described above, and the maximum loan-to-value limit is aligned with regulatory requirements. At December 31, 2010, these loans were $1.22 billion or 5.7% of the total loan portfolio compared to $1.53 billion or 6.0% of the total commercial real estate portfolio at December 31, 2009.

Retail Loan Portfolio

Synovus’ retail loan portfolio consists of a wide variety of loan products offered through its banking network, including first and second residential mortgages, home equity lines of credit, credit card loans, automobile loans, small business loans, and other retail loans. These various types of secured and unsecured retail loans are marketed to qualifying existing clients and to other creditworthy candidates in Synovus’ market area. The majority of Synovus’ retail loans are consumer mortgages secured by first and second liens on residential real estate primarily located in the markets served by Synovus in Georgia, Florida, South Carolina, Alabama, and Tennessee. Retail loans are subject to the same uniform lending policies and procedures described above and consist primarily of loans with strong credit scores, conservative debt-to-income ratios, and loan-to-value ratios based upon prudent guidelines to ensure consistency with Synovus’ overall risk philosophy. Maturity is further evaluated based on the borrower’s capacity to repay and the economic life of the asset being pledged or financed, or the fact that the loan will be unsecured. Risk levels 1-6 (descending) are assigned based upon risk scores and are considered “pass” ratings. The scoring model is validated no less than annually. Changes to the model are made, if any, based on model performance and the level of acceptable risk. Subprime loans are not a part of the retail lending strategy. Total retail loans as of December 31, 2010 were $3.95 billion, or 18.3%, of the total loan portfolio compared to $4.21 billion, or 16.6% at December 31, 2009.

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio class as of December 31, 2010.

Analysis of Current, Accruing Past Due, and Nonaccrual Loans

	December 31, 2010
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater Than 90 Days Past Due	Total Accruing Past Due	Nonaccrual	Total
Investment properties	$4,927,147	21,134	1,398	22,532	109,423	5,059,102
1-4 family properties	1,773,062	29,749	2,397	32,146	297,579	2,102,787
Land acquisition	998,658	12,656	2,853	15,509	204,524	1,218,691

Total commercial real estate	7,698,867	63,539	6,648	70,187	611,526	8,380,580

Commercial and industrial	8,998,715	50,248	4,230	54,478	211,618	9,264,811

Home equity	1,616,006	14,132	153	14,285	17,748	1,648,039
Consumer mortgages	1,405,781	22,979	1,153	24,132	45,348	1,475,261
Credit card	277,442	3,715	3,813	7,528	—	284,970
Other retail loans	531,010	5,921	225	6,146	5,382	542,538

Total retail	3,830,239	46,747	5,344	52,091	68,478	3,950,808

Total loans	$20,527,821	160,534	16,222	176,756	891,622	21,596,199

Nonaccrual loans as of December 31, 2010 and 2009 were $891.6 million and $1.56 billion, respectively. Interest income on nonaccrual loans outstanding at December 31, 2010 and 2009, that would have been recorded if the loans had been current and performed in accordance with their original terms was $87.1 million and $145.0 million for the years ended December 31, 2010 and 2009, respectively. Interest income recorded on these loans for the years ended December 31, 2010 and 2009 was $32.0 million and $67.3 million, respectively.

The credit quality of the loan portfolio is summarized no less frequently than quarterly using the standard asset classification system utilized by the federal banking agencies. These classifications are divided into three groups – Not Classified (Pass), Special Mention, and Classified or Adverse rating (Substandard, Doubtful, and Loss) and are defined as follows:

Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

Special Mention – loans which have potential weaknesses that deserve management’s close attention. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

Substandard – loans which are inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Loans with this classification are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful – loans which have all the weaknesses inherent in loans classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently known facts, conditions, and values.

Loss – loans which are considered by management to be uncollectible and of such little value that its continuance on the institution’s books as an asset, without establishment of a specific valuation allowance or charge-off is not warranted.

When a retail loan reaches 90 days past due, it is downgraded to substandard, and upon reaching 120 days past due, it is downgraded to loss and charged off, in accordance with the Federal Financial Institutions Examination Council’s (“FFIEC”) Uniform Retail Credit Classification and Account Management Policy.

Loan Portfolio Credit Exposure by Risk Grade

	December 31, 2010
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss		Total
Investment properties	$3,650,849	886,286	507,912	14,055	—		5,059,102
1-4 family properties	1,132,634	383,287	573,364	13,502	—		2,102,787
Land acquisition	512,531	158,107	545,167	2,886	—		1,218,691

Total commercial real estate	5,296,014	1,427,680	1,626,443	30,443	—		8,380,580

Commercial and industrial	7,324,860	1,075,590	842,156	22,196	9	(1)	9,264,811

Home equity	1,610,285	—	37,229	—	525	(2)	1,648,039
Consumer mortgages	1,412,630	—	62,334	—	297	(2)	1,475,261
Credit card	284,970	—	—	—	—		284,970
Other retail loans	530,573	—	11,275	—	690	(2)	542,538

Total retail	3,838,458	—	110,838	—	1,512		3,950,808

Total loans	$16,459,332	2,503,270	2,579,437	52,639	1,521		21,596,199

(1)	Amount is fully reserved at December 31, 2010 and will be charged off during the first quarter of 2011.
(2)	Amounts were 120 days past due at December 31, 2010 and per regulatory guidance have been downgraded to the loss category. Amounts are fully reserved at December 31, 2010 and will be charged off during the first quarter of 2011.

Activity in the allowance for loan losses is summarized below.

	Years Ended December 31,
(in thousands)	2010	2009	2008
Balance at beginning of year	$943,725	598,301	367,613
Provision for losses on loans	1,131,274	1,805,599	699,883
Recoveries of loans previously charged off	46,471	32,431	17,076
Loans charged off	(1,417,923)	(1,492,606)	(486,271)

Balance at end of year	$703,547	943,725	598,301

The following table details the change in the allowance for loan losses from December 31, 2009 to December 31, 2010 by loan segment.

Allowance for Loan Losses and Recorded Investment in Loans

	As Of and For The Year Ended December 31, 2010
(dollars in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses
Beginning balance	$596,458	209,033	57,312	80,922	943,725
Charge-offs	(1,013,526)	(287,261)	(117,136)	—	(1,417,923)
Recoveries	22,068	15,812	8,591	—	46,471
Provision	748,923	284,474	94,711	3,166	1,131,274

Ending balance	$353,923	222,058	43,478	84,088	703,547

Ending balance: individually evaluated for impairment	$53,967	30,222	1,050	—	85,239

Loans
Ending balance	$8,380,580	9,264,811	3,950,808	—	21,596,199	(1)

Ending balance: individually evaluated for impairment	$809,577	275,055	15,882	—	1,100,514

(1)	Total includes $(10.4) million in unearned income.

At December 31, 2010 and 2009, the recorded investment in loans that were considered to be impaired (including accruing TDRs) was $1.10 billion and $1.53 billion, respectively. Included in this amount at December 31, 2010 and 2009 is $526.3 million and $792.6 million, respectively, of impaired loans (which consist entirely of collateral dependent loans) for which there is no related allowance for loan losses determined in accordance with provisions included in sections 35 and 55 of ASC 310-10, Accounting by Creditors for Impairment of a Loan. The allowance on these loans is zero because estimated losses on these collateral dependent impaired loans have already been charged-off to the allowance for loan losses. Impaired loans (including accruing TDRs) at December 31, 2010 and 2009 also include $574.2 million and $733.8 million, respectively, of impaired loans for which the related allowance for loan losses is $85.2 million and $150.5 million, respectively. At December 31, 2010 and 2009, all impaired loans, other than $464.1 million and $213.6 million, respectively, of accruing TDRs, were on nonaccrual status. Below is a detailed summary of impaired loans (including accruing TDRs) as of December 31, 2010.

Impaired Loans (including accruing TDRs)

	December 31, 2010
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Investment properties	$72,978	124,689	—
1-4 family properties	204,548	452,338	—
Land acquisition	160,842	273,135	—

Total commercial real estate	438,368	850,162	—

Commercial and industrial	78,761	125,600	—

Home equity	3,775	5,572	—
Consumer mortgages	5,424	7,588	—
Credit card	—	—	—
Other retail loans	9	10	—

Total retail	9,208	13,170	—

Total	526,337	988,932	—

With allowance recorded
Investment properties	197,118	197,443	17,538
1-4 family properties	85,460	89,705	22,317
Land acquisition	88,631	91,772	14,111

Total commercial real estate	371,209	378,920	53,966

Commercial and industrial	196,294	199,337	30,222

Home equity	3,199	3,200	247
Consumer mortgages	3,396	3,396	799
Credit card	—	—	—
Other retail loans	79	79	5

Total retail	6,674	6,675	1,051

Total	574,177	584,932	85,239

Total impaired loans	$1,100,514	1,573,864	85,239

The average recorded investment in impaired loans was approximately $999.2 million, $1.37 billion, and $576.6 million for the years ended December 31, 2010, 2009, and 2008, respectively. Excluding accruing TDRs, there was no interest income recognized for the investment in impaired loans for the years ended December 31, 2010, 2009, and 2008. Interest income recognized for accruing TDRs was approximately $14.4 million, $8.9 million, and $60 thousand for the years ended December 31, 2010, 2009, and 2008 respectively.

In the ordinary course of business, Synovus has made loans to certain of their executive officers and directors, including their associates, of Synovus Financial Corp. and Synovus Bank. Management believes that such loans are made substantially on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unaffiliated customers. During the second quarter of 2010, Synovus consolidated its 30 subsidiary banks into a single charter. Prior to such consolidation, loans to certain executive officers and directors (including their associates) of significant subsidiaries (Columbus Bank and Trust Company, Bank of North Georgia and the National Bank of South Carolina) were included in this disclosure. Such individuals are not executive officers or directors of Synovus Bank or Synovus Financial Corp. and therefore, subsequent to the Charter Consolidation, loans associated with these individuals are no longer included.

The following is a summary of loans to executive officers and directors, including their associates, of Synovus Financial Corp. and Synovus Bank, and the activity in these loans for the year ended December 31, 2010:

(in thousands)
Balance at December 31, 2009	$438,077
Adjustment for executive officer and director changes	(244,171)

Adjusted balance at December 31, 2009	193,906
New loans	171,673
Repayments	(185,128)
Loans charged-off	—

Balance at December 31, 2010	$180,451

At December 31, 2010, there were no loans to executive officers and directors that were classified as nonaccrual, greater than 90 days past due, or potential problem loans.

Note 8 – Goodwill and Other Intangible Assets

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 20010 and 2009.

	December 31,
(in thousands)	2010	2009
Balance as of January 1,:
Goodwill	$519,138	519,138
Accumulated impairment losses	494,707	479,617

Goodwill, net at January 1,	24,431	39,521
Impairment losses	—	15,090
Balance as of December 31,:
Goodwill	519,138	519,138
Accumulated impairment losses	494,707	494,707

Goodwill, net at December 31,	$24,431	24,431

Synovus’ policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Synovus performs its annual goodwill impairment testing as of June 30 each year. At June 30, 2010, Synovus conducted its annual goodwill impairment evaluation, and as a result of this evaluation, determined that no adjustment to the carrying value of goodwill for any of its reporting units was required. At December 31, 2010, the remaining goodwill of $24.4 million consists of goodwill associated with two financial management services reporting units.

During 2009, Synovus recognized a charge of $15.1 million for impairment of goodwill. The 2009 impairment charge was due to a decline in Synovus’ market capitalization as well as financial deterioration in the associated banking reporting units.

Other intangible assets as of December 31, 2010 and 2009 are presented in the following table.

	2010
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Other intangible assets:
Purchased trust revenues	$4,210	(2,690)	—	1,520
Acquired customer contracts	5,270	(5,121)	—	149
Core deposit premiums	46,331	(35,973)	—	10,358
Other	665	(258)	—	407

Total carrying value	$56,476	(44,042)	—	12,434

	2009
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Other intangible assets:
Purchased trust revenues	$4,210	(2,409)	—	1,801
Acquired customer contracts	5,270	(4,883)	—	387
Core deposit premiums	46,331	(32,330)	—	14,001
Other	665	(205)	—	460

Total carrying value	$56,476	(39,827)	—	16,649

Aggregate other intangible assets amortization expense for the years ended December 31, 2010, 2009, and 2008 was $4.2 million, $4.6 million, and $5.6 million, respectively. Aggregate estimated amortization expense over the next five years is: $3.8 million in 2011, $3.3 million in 2012, $1.7 million in 2013, $1.2 million in 2014, and $992 thousand in 2015.

Note 9 – Other Real Estate

The carrying value of other real estate was $261.3 million and $238.8 million at December 31, 2010 and 2009 respectively. During the twelve months ended December 31,

2010, approximately $410.1 million of loans and $9.7 million of other loans held for sale were foreclosed and transferred to other real estate. During the years ended December 31, 2010, 2009, and 2008, Synovus recognized foreclosed real estate costs of $163.6 million, $354.3 million, and $136.7 million, respectively. These costs primarily consist of charges related to declines in fair value or reductions in estimated realizable value subsequent to the date of foreclosure.

Note 10 – Other Assets

Significant balances included in other assets at December 31, 2010 and 2009 are presented below.

(in thousands)	2010	2009
Accrued interest receivable	$97,621	127,869
Accounts receivable	43,122	24,471
Cash surrender value of bank owned life insurance	255,292	247,220
FHLB/FRB Stock	111,056	142,001
Private equity investments	47,357	41,364
FDIC prepaid deposit insurance assessments	130,903	188,855
Other prepaid expenses	22,575	20,741
Net current income tax receivable	7,830	335,656
Net deferred income tax assets	1,780	11,945
Derivative asset positions	86,360	114,535
Miscellaneous other assets (1)	71,264	216,357

Total other assets	$875,160	1,471,014

(1)	Includes $143.3 million receivable from an insurance carrier at December 31, 2009 arising from the surrender of bank owned life insurance policies, which amount was received in 2010.

Synovus’ investment in company-owned life insurance programs was approximately $255.3 million at December 31, 2010, which included approximately $85.4 million of separate account life insurance policies covered by stable value agreements. At December 31, 2010, the market value of the investments underlying the separate account policies was within the coverage provided by the stable value agreements.

Note 11 – Interest Bearing Deposits

A summary of interest bearing deposits at December 31, 2010 and 2009 is presented below.

(in thousands)	2010	2009
Interest bearing demand deposits	$3,860,157	3,894,243
Money market accounts (1)	7,193,870	7,363,677
Savings accounts	480,184	463,967
Time deposits (2)	8,667,721	11,538,949

Total interest bearing deposits	$20,201,932	23,260,836

(1)	Includes national market brokered money market accounts of $395.8 million and $1.10 billion at December 31, 2010.
(2)	Includes national market brokered time deposits of $2.76 billion and $3.94 billion at December 31, 2010 and 2009, respectively.

Interest bearing deposits include the unamortized balance of purchase accounting adjustments and the fair value basis adjustment for those time deposits which are hedged with interest rate swaps. The aggregate amount of time deposits of $100,000 or more was $6.36 billion at December 31, 2010 and $8.75 billion at December 31, 2009.

The following table presents scheduled cash maturities of time deposits at December 31, 2010.

(in thousands)
Maturing within one year	$5,834,396
Between 1 – 2 years	2,007,581
2 – 3 years	532,467
3 – 4 years	139,594
4 – 5 years	131,368
Thereafter	22,315

$8,667,721

Note 12 – Long-term Debt and Short-term Borrowings

Long-term debt at December 31, 2010 and 2009 is presented in the following table.

(in thousands)	2010	2009
Parent Company:
4.875% subordinated notes, due February 15, 2013, with semi-annual interest payments and principal to be paid at maturity	$206,750	206,750
5.125% subordinated notes, due June 15, 2017, with semi-annual interest payments and principal to be paid at maturity	450,000	450,000
13.00% junior subordinated amortizing notes with quarterly interest and principal payments through May 15, 2013	59,931	—
LIBOR + 1.80% debentures, due April 19, 2035 with quarterly interest payments and principal to be paid at maturity (rate of 2.10% at December 31, 2010)	10,000	10,014
Hedge-related basis adjustment	28,102	35,017

Total long-term debt – Parent Company	754,783	701,781
Subsidiaries:
FHLB advances with interest and principal payments due at various maturity dates through 2018 and interest rates ranging from 0.21% to 5.50% at December 31, 2010 (weighted average interest rate of 0.83% at December 31, 2010)	1,047,479	1,043,546
Other notes payable and capital leases with interest and principal payments due at various maturity dates through 2031 (weighted average interest rate of 4.14% at December 31, 2010)	5,899	6,265

Total long-term debt – subsidiaries	1,053,378	1,049,811

Total long-term debt	$1,808,161	1,751,592

The 4.875% subordinated notes due February 15, 2013 decreased by $65.4 million during 2009. $35.6 million of these debentures were repurchased in open market transactions during the first quarter of 2009. Synovus recognized a gain of $6.1 million on the repurchase of these notes, which represents the difference between the price paid and the recorded value of these notes. Also, $29.8 million of these debentures were exchanged for common stock during the fourth quarter of 2009. See Note 13, “Equity”, for further discussion of the exchange of subordinated debentures for common stock.

The provisions of the indentures governing Synovus’ subordinated notes and debentures contain certain restrictions within specified limits on mergers, disposition of common stock or assets, and investments in subsidiaries and limit Synovus’ ability to pay dividends on its capital stock if there is an event of default under the applicable indenture. As of December 31, 2010, Synovus and its subsidiaries were in compliance with the covenants in these agreements.

The FHLB advances are secured by certain loans receivable of approximately $4.6 billion as well as investment securities with a fair market value of approximately $26.3 million at December 31, 2010.

Required annual principal payments on long-term debt for the next five years and thereafter are shown on the following table.

(in thousands)	Parent Company	Subsidiaries	Total
2011	$21,702	313,949	335,651
2012	24,663	578,481	603,144
2013	220,316	5,716	226,032
2014	—	50,480	50,480
2015	—	100,504	100,504
Thereafter	488,102	4,248	492,350

Total	$754,783	1,053,378	1,808,161

The following table sets forth certain information regarding federal funds purchased and securities sold under repurchase agreements, the components of short-term borrowings.

(dollars in thousands)	2010	2009	2008
Balance at December 31,	$499,226	475,062	725,869
Weighted average interest rate at December 31,	0.30%	0.53	0.68
Maximum month end balance during the year	$543,690	1,580,259	2,544,913
Average amount outstanding during the year	480,700	918,735	1,719,978
Weighted average interest rate during the year	0.40%	0.42	2.24

Note 13 – Equity

The following table shows the change in preferred and common shares issued, and common shares held as treasury shares for the three years ended December 31, 2010.

(in thousands)	Preferred Shares Issued	Common Shares Issued	Treasury Shares Held
Balance at December 31, 2007	—	335,529	5,662
Issuance (forfeitures) of non-vested stock, net	—	(39)	—
Stock options exercised	—	521	—
Treasury shares purchased	—	—	15
Issuance of preferred stock	968	—	—

Balance at December 31, 2008	968	336,011	5,677
Issuance (forfeitures) of non-vested stock, net	—	(34)	—
Restricted share unit activity	—	39	—
Stock options exercised	—	54	—
Treasury shares purchased	—	—	9
Issuance of common stock	—	150,000	—
Exchange of subordinated notes due 2013 for common stock	—	9,444	—

Balance at December 31, 2009	968	495,514	5,686
Issuance (forfeitures) of non-vested stock, net	—	(9)	—
Restricted share unit activity	—	44	—
Stock options exercised	—	1	—
Treasury shares purchased	—	—	7
Issuance of common stock	—	293,250	—
Settlement of prepaid common stock purchase contracts	—	2,156	—

Balance at December 31, 2010	968	790,956	5,693

Cumulative Perpetual Preferred Stock

On December 19, 2008, Synovus issued to the Treasury 967,870 shares of Synovus’ Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total price of $967,870,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. Synovus may not redeem the Series A Preferred Stock during the first three years except with the proceeds from a qualified equity offering of not less than $241,967,500. After February 15, 2012, Synovus may, with the consent of the FDIC, redeem, in whole or in part, the Series A Preferred Stock at the liquidation amount per share plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting. Prior to December 19, 2011, unless Synovus has redeemed the Series A Preferred Stock or the Treasury has transferred the Series A Preferred Stock to a third party, the consent of the Treasury will be required for Synovus to (1) declare or pay any dividend or make any distribution on common stock, par value $1.00 per share, other than regular quarterly cash dividends of not more than $0.06 per share, or (2) redeem, repurchase, or acquire Synovus common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice. A consequence of the Series A Preferred Stock purchase includes certain restrictions on executive compensation that could limit the tax deductibility of compensation that Synovus pays to executive management.

As part of its purchase of the Series A Preferred Stock, Synovus issued the Treasury a warrant to purchase up to 15,510,737 shares of Synovus common stock (“Warrant”) at an initial per share exercise price of $9.36. The Warrant provides for the adjustment of the exercise price and the number of shares of Synovus common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Synovus common stock, and upon certain issuances of Synovus common stock at or below a specified price relative to the initial exercise price. The Warrant expires on December 19, 2018. Pursuant to the Securities Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

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

The $48.5 million discount on the Series A Preferred Stock is being accreted using a constant effective yield over the five-year period preceding the 9% perpetual dividend. Synovus records increases in the carrying amount of the preferred shares resulting from accretion of the discount by charges against accumulated deficit.

Common Stock

On September 22, 2009, Synovus completed a public offering of 150,000,000 shares of Synovus’ $1.00 par value common stock at a price of $4.00 per share, generating proceeds of $570.9 million, net of issuance costs.

On May 4, 2010, Synovus completed a public offering of 293,250,000 shares of Synovus common stock at a price of $2.75 per share, generating proceeds of $769.1 million, net of issuance costs.

Exchange of Subordinated Debt for Common Stock

On November 5, 2009, Synovus completed an exchange offer (“Exchange Offer”) of $29,820,000 in aggregate principal amount of its outstanding 4.875% Subordinated Notes Due 2013 (the “Notes”). The Notes exchanged in the Exchange Offer represent 12.6% of the $236,570,000 aggregate principal amount of the Notes outstanding prior to the Exchange

Offer. Pursuant to the terms of the Exchange Offer, Synovus issued 9.44 million shares of Synovus’ common stock, at a fair value of $21.7 million, as consideration for the Notes. The Exchange Offer resulted in a pre-tax gain of $6.1 million which was recorded as a component of other non-interest income in 2009.

Tangible Equity Units (“tMEDS”)

On May 4, 2010, Synovus completed a public offering of 13,800,000 tMEDS with a stated value of $25.00 per unit. Each tMEDS unit consists of a prepaid common stock purchase contract and a junior subordinated amortizing note due May 15, 2013. The prepaid common stock purchase contracts have been recorded as additional paid-in-capital (a component of shareholders’ equity), net of issuance costs, and the junior subordinated amortizing notes have been recorded as long-term debt. Issuance costs associated with the debt component were recorded as a prepaid expense, which is being amortized on a straight-line basis over the term of the instrument to May 15, 2013. Synovus allocated the proceeds from the issuance of the tMEDS to equity and debt based on the relative fair values of the respective components of each tMEDS unit. The aggregate values assigned to each component of the tMEDS offering are as follows:

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

At any time prior to the third business day immediately preceding May 15, 2013, the holder may settle the purchase contract early and receive 7.5758 shares of Synovus common stock. Upon settlement, an amount equal to $1.00 per common share issued will be reclassified from additional paid-in capital to common stock. As of December 31, 2010, approximately 284,600 tMEDS units have been settled, which resulted in the issuance of 2,156,071 shares of common stock.

Note 14 – Regulatory Capital

Synovus is subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Synovus must meet specific capital levels that involve quantitative measures of both on- and off-balance sheet items as calculated under regulatory capital guidelines. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. The capital measures used by the federal banking regulators include the total risk-based capital ratio, Tier 1 risk-based capital ratio, and the leverage ratio. Synovus Bank is a state-chartered bank under the regulations of the Georgia Department of Banking and Finance. Under the regulations, Synovus Bank is well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure. However, even if Synovus Bank satisfies all applicable quantitative criteria to be considered well-capitalized, the regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. In June 2010, Synovus Bank entered into a memorandum of understanding with the FDIC and the Georgia Department of Banking and Finance agreeing to maintain a minimum leverage ratio of 8% and a minimum total risk-based capital to risk-weighted assets ratio of 10%. Management believes that, as of December 31, 2010, Synovus and Synovus Bank meet all capital requirements to which they are subject.

Management currently believes, based on current internal capital analyses and earnings projections, that Synovus’ capital position is adequate to meet current regulatory minimum capital requirements. However, Synovus continues to actively monitor economic conditions, evolving industry capital standards, and changes in regulatory standards and requirements. As part of its ongoing management of capital, Synovus will continue to monitor its capital position, including any further regulatory standards and requirements and identify, consider, and pursue additional strategic initiatives to bolster its capital position as deemed necessary.

The following table summarizes regulatory capital information at December 31, 2010 and 2009 on a consolidated basis and for each significant subsidiary, defined as any direct subsidiary of Synovus with assets or net income levels exceeding 10% of the consolidated totals.

	Actual			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions(1)
(dollars in thousands)	2010		2009	2010	2009	2010	2009
Synovus Financial Corp.
Tier I capital		$2,909,912	2,721,287	1,232,793	1,340,281	n/a	n/a
Total risk-based capital		3,742,599	3,637,712	1,819,883	2,142,558	n/a	n/a
Tier I capital ratio		12.79%	10.16	4.00	4.00	n/a	n/a
Total risk-based capital ratio		16.45	13.58	8.00	8.00	n/a	n/a
Leverage ratio		9.44	8.12	4.00	4.00	n/a	n/a
Synovus Bank(2)(3)
Tier I capital		$2,914,871	667,687	1,281,751	326,770	1,523,439	408,462
Total risk-based capital		3,198,728	731,704	1,783,946	402,551	2,229,933	503,189
Tier I capital ratio		13.07%	13.27	4.00	4.00	6.00	6.00
Total risk-based capital ratio		14.34	14.54	8.00	8.00	10.00	10.00
Leverage ratio		9.57	8.17	4.00	4.00	5.00	5.00
Bank of North Georgia(2)
Tier I capital	$	n/a	434,894	n/a	205,130	n/a	256,413
Total risk-based capital		n/a	489,206	n/a	340,762	n/a	425,952
Tier I capital ratio		n/a	10.21%	n/a	4.00	n/a	6.00
Total risk-based capital ratio		n/a	11.49	n/a	8.00	n/a	10.00
Leverage ratio		n/a	8.48	n/a	4.00	n/a	5.00
The National Bank of South Carolina(2)
Tier I capital	$	n/a	400,473	n/a	182,040	n/a	235,080
Total risk-based capital		n/a	450,733	n/a	313,441	n/a	391,801
Tier I capital ratio		n/a	10.22%	n/a	4.00	n/a	6.00
Total risk-based capital ratio		n/a	11.50	n/a	8.00	n/a	10.00
Leverage ratio		n/a	8.80	n/a	4.00	n/a	5.00
(1)	The prompt corrective action provisions are applicable at the bank level only.
(2)	Effective on June 1, 2010, Bank of North Georgia and The National Bank of South Carolina merged into Columbus Bank and Trust Company, and immediately thereafter, Columbus Bank and Trust Company was renamed Synovus Bank.
(3)	Synovus Bank entered into a memorandum of understanding with the FDIC and the state of Georgia in June of 2010 agreeing to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulation as follows: Tier 1 capital to total average assets (leverage ratio) of 8% and total capital to risk-weighted assets (total risk-based capital ratio) of 10%.

Note 15 – Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) for the years ended December 31, 2010, 2009, and 2008 are presented in the following table.

	2010			2009			2008
(in thousands)	Before- Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before- Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before- Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net unrealized gains/losses on cash flow hedges:
Net unrealized gains/losses arising during the year	$(20,459)	7,867	(12,592)	(31,887)	12,404	(19,483)	34,928	(13,339)	21,589
Valuation allowance for the change in deferred taxes arising from unrealized gains/losses (1)	—	(7,858)	(7,858)	—	—	—	—	—	—

Net unrealized gains/losses	(20,459)	9	(20,450)	(31,887)	12,404	(19,483)	34,928	(13,339)	21,589
Net unrealized gains/losses on investment securities available for sale:
Unrealized gains/losses arising during the year	(9,991)	3,889	(6,102)	(25,292)	8,991	(16,301)	123,137	(47,064)	76,073
Reclassification adjustment for (gains)losses realized in net income	1,271	(494)	777	(14,067)	5,383	(8,684)	(45)	17	(28)
Valuation allowance for the change in deferred taxes arising from unrealized gains/losses (1)	—	(3,393)	(3,393)	—	—	—	—	—	—

Net unrealized gains/losses	(8,720)	2	(8,718)	(39,359)	14,374	(24,985)	123,092	(47,047)	76,045
Amortization of postretirement unfunded health benefit, net of tax	2,470	(950)	1,520	35	(14)	21	290	(110)	180

Other comprehensive income(loss)	$(26,709)	(939)	(27,648)	(71,211)	26,764	(44,447)	158,310	(60,496)	97,814

(1)	In accordance with ASC 740-20-45-11(b), the deferred tax valuation allowance associated with unrealized gains and losses not recognized in income shall be charged directly to other comprehensive income.

Cash settlements on cash flow hedges were $15.8 million, $33.4 million, and $20.3 million for the years ended December 31, 2010, 2009, and 2008, respectively, all of which were included in earnings. During 2010, 2009, and 2008, Synovus recorded cash receipts on terminated cash flow hedges of $14.6 million, $10.3 million, and $2.2 million, respectively, which were deferred and are being amortized into earnings over the shorter of the remaining contract life or the maturity of the designated instrument as an adjustment to interest income (expense). There were four terminated cash flow hedges during 2010, three terminated cash flow hedges during 2009, and one terminated cash flow hedge during 2008. The amortization on all previously terminated cash flow hedge settlements, before tax, was approximately $10.0 million, $4.0 million, and $17 thousand in 2010, 2009, and 2008, respectively. The change in unrealized gains (losses) on cash flow hedges, before tax, was approximately ($10.3) million in 2010, ($27.8) million in 2009, and $32.8 million in 2008.

Note 16 – Loss Per Common Share

The following table displays a reconciliation of the information used in calculating basic and diluted loss per common share for the years ended December 31, 2010, 2009, and 2008.

	Years Ended December 31,
(in thousands, except per share data)	2010	2009	2008
Loss from continuing operations	$(834,019)	(1,433,931)	(580,376)
Income from discontinued operations, net of income taxes and non-controlling interest	43,162	4,590	5,650

Net loss	(790,857)	(1,429,341)	(574,726)
Net (loss) income attributable to non-controlling interest	(179)	2,364	7,712

Net loss attributable to controlling interest	(790,678)	(1,431,705)	(582,438)

Dividends and accretion of discount on preferred stock	57,510	56,966	2,057

Net loss attributable to common shareholders	$(848,188)	(1,488,671)	(584,495)

Loss from continuing operations	$(834,019)	(1,433,931)	(580,376)
Net (loss) income attributable to non-controlling interest	(179)	2,364	7,712
Dividends and accretion of discount on preferred stock	57,510	56,966	2,057

Net loss from continuing operations attributable to common shareholders	$(891,350)	(1,493,261)	(590,145)

Weighted average common shares outstanding:
Basic	685,186	372,943	329,319
Diluted	685,186	372,943	329,319
Basic loss per common share:
Net loss from continuing operations attributable to common shareholders	$(1.30)	(4.00)	(1.79)
Net loss attributable to common shareholders	(1.24)	(3.99)	(1.77)
Diluted loss per common share:
Net loss from continuing operations attributable to common shareholders	$(1.30)	(4.00)	(1.79)
Net loss attributable to common shareholders	(1.24)	(3.99)	(1.77)

Basic loss per common share is computed by dividing net loss by the average common shares outstanding for the period. Diluted loss per common share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of outstanding options and restricted shares is reflected in diluted earnings per share by application of the treasury stock method.

Due to the net loss attributable to common shareholders for the years ended December 31, 2010, 2009, and 2008, there were no potentially dilutive shares including options and warrants to purchase shares of Synovus common stock and non-vested shares.

Note 17 – Fair Value Accounting

Synovus carries various assets and liabilities at fair value based on the fair value accounting guidance under ASC 820 and ASC 825. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an “exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Synovus determines the fair values of its financial instruments based on the fair value hierarchy established under ASC 820-10, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs are as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets include equity securities as well as U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.
Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government-sponsored enterprises and agency mortgage-backed debt securities, obligations of states and municipalities, collateralized mortgage obligations, derivative contracts, and mortgage loans held for sale.
Level 3	Unobservable inputs that are supported by little if any market activity for the asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category primarily includes collateral-dependent impaired loans, other real estate, certain equity investments, and certain private equity investments and certain derivative contracts.

Fair Value Option

Synovus has elected the fair value option for mortgage loans held for sale primarily to ease the operational burdens required to maintain hedge accounting for these loans. Synovus is still able to achieve effective economic hedges on mortgage loans held for sale without the operational time and expense needed to manage a hedge accounting program.

Following is a description of the valuation methodologies used for the major categories of financial assets and liabilities measured at fair value.

Trading Account Assets/Liabilities and Investment Securities Available-for-Sale

The fair values of trading account assets and liabilities and investment securities available-for-sale are primarily based on actively traded markets where prices are based on either quoted market prices or observed transactions. These securities are classified as Level 1 within the valuation hierarchy and include U.S. Treasury securities and equity securities. Liquidity is a significant factor in the determination of the fair value of certain trading account assets and liabilities and certain available-for-sale securities. The fair value of these instruments also takes into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information, volatility, and U.S. Treasury and swap curves. When quoted market prices are not available, which generally occurs due to the lack of liquidity for certain securities, fair values are estimated using bid prices and quoted market prices of pool or tranches of securities with similar characteristics. These types of securities are classified as Level 2 within the valuation hierarchy and consist of collateralized mortgage obligations, mortgage-backed debt securities, debt securities of U.S. Government-sponsored enterprises and agencies, corporate debt, and state and municipal bonds. In both cases, Synovus has evaluated the valuation methodologies of its third-party pricing services to determine whether such valuations are representative of an exit price in Synovus’ principal markets and corporate bonds. In limited cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy.

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

Private Equity Investments

Private equity investments consist of an investment in a venture capital fund as a majority interest investor. The valuation of this instrument requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. Based on these factors, the ultimate realizable value of this investment could differ significantly from the value reflected in the accompanying financial statements. Private equity investments are valued initially based upon transaction price. Thereafter, Synovus uses information provided by the fund managers in the determination of estimated fair value. Valuation factors such as recent or proposed purchase or sale of debt or equity of the issuer, pricing by other dealers in similar securities, size of position held, liquidity of the market, and changes in economic conditions affecting the issuer, are used in the determination of estimated fair value. This private equity investment is classified as Level 3 within the valuation hierarchy.

Derivative Assets and Liabilities

As part of its overall interest rate risk management activities, Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk. The majority of derivatives entered into by Synovus are executed over-the-counter and consist of interest rate swaps. The fair values of these derivative instruments are determined based on internally developed models that use readily observable market data, as quoted market prices are not available for these instruments. The valuation model and inputs depend on the type of derivative and the nature of the underlying instrument and include interest rates, prices and indices to generate continuous yield or pricing curves, volatility factors, and customer credit related adjustments. The principal techniques used to value these instruments are an income approach, discounted cash flows, Black-Scholes or Binomial Pricing model. The sale of to-be-announced (“TBA”) mortgage-backed securities for current month delivery or in the future and the purchase of option contracts of similar duration are derivatives utilized by Synovus’ mortgage subsidiary, and are valued by obtaining prices directly from dealers in the form of quotes for identical securities or options using a bid pricing convention with a spread between bid and offer quotations. Interest rate swaps and TBA mortgage-backed securities are classified as Level 2 within the valuation hierarchy.

The mortgage subsidiary originates mortgage loans which are classified as derivatives prior to the loan closing when there is a lock commitment outstanding to a borrower to close a loan at a specific interest rate. The fair value of these derivative positions, which are related to mortgage loan commitments, are valued based on a bid pricing convention as mentioned above. The determination of fair value of interest rate lock commitments includes fall-out ratio assumptions related to the likelihood that a commitment will ultimately result in a closed loan, which is a significant unobservable assumption. Therefore, this type of derivative instrument is classified as Level 3 within the valuation hierarchy. These amounts, however, are insignificant.

In November 2009, Synovus sold certain Visa Class B shares to another Visa USA member financial institution. The sales price was based on the Visa stock conversion ratio in effect at the time for conversion of Visa Class B shares to Visa Class A unrestricted shares at a future date. In conjunction with the sale, Synovus entered into a derivative contract with the purchaser (the “Visa Derivative”) which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The fair value conversion rate derivative is measured using a discounted cash flow methodology for estimated future cash flows determined through use of probability weighting for estimates of Visa’s aggregate exposure to the covered litigation. The conversion rate derivative is classified as Level 3 within the valuation hierarchy as the value is determined using discounted cash flow methodologies and involves unobservable inputs which are not supported by market activity for the liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Synovus adopted certain of the new disclosure requirements of ASU 2010-06, Improving Disclosures about Fair Value Measurements, effective January 1, 2010. The guidance requires fair value disclosures by class of assets and liabilities rather than by major category. For equity and debt securities, class was determined based on the nature and risks of the investments. Transfers between levels were inconsequential for the years ended December 31, 2010 and 2009. The following table presents all financial instruments measured at fair value on a recurring basis, including financial instruments for which Synovus has elected the fair value option as of December 31, 2010 and 2009, according to the valuation hierarchy included in ASC 820-10.

	December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total Assets/Liabilities at Fair Value
Assets
Trading securities:
U.S. Treasury securities	$1,393	—	—	1,393
Government agency issued mortgage-backed securities	—	—	—	—
Government agency issued collateralized mortgage obligations	—	6,254	—	6,254
Other U.S. government agencies	—	—	—	—
State and municipal securities	—	834	—	834
All other residential mortgage-backed securities	—	13,768	—	13,768
Equity, mutual funds, and other	45	—	—	45

Total trading securities	1,438	20,856	—	22,294
Mortgage loans held for sale	—	232,839	—	232,839
Investment securities available for sale:
U.S. Treasury securities	257,672	—	—	257,672
Other U.S. Government agency securities	—	914,111	—	914,111
Government agency issued mortgage-backed securities	—	2,089,283	—	2,089,283
Government agency issued collateralized mortgage obligations	—	29,994	—	29,994
State and municipal securities	—	50,343	—	50,343
Equity securities	6,632	—	6,174	12,806
Other investments(1)	—	81,611	4,448	86,059

Total investment securities available for sale	264,304	3,165,342	10,622	3,440,268
Private equity investments	—	—	47,357	47,357
Derivative assets:
Interest rate contracts	—	85,070	—	85,070
Mortgage derivatives	—	—	1,290	1,290

Total derivative assets	—	85,070	1,290	86,360
Liabilities
Trading account liabilities:
U.S. Treasury securities	—	—	—	—
Government agency issued mortgage-backed securities	—	—	—	—

Total trading liabilities	—	—	—	—
Derivative liabilities:
Interest rate contracts	—	85,588	—	85,588
Mortgage derivatives	—	1,780	—	1,780
Other contracts(2)	—	—	5,470	5,470

Total derivative liabilities	—	87,368	5,470	92,838

	December 31, 2009
(in thousands)	Level 1	Level 2	Level 3	Total Assets/Liabilities at Fair Value
Assets
Trading securities:
U.S. Treasury securities	$3,017	—	—	3,017
Government agency issued mortgage-backed securities	—	864	—	864
Government agency issued collateralized mortgage obligations	—	2,427	—	2,427
Other U.S. government agencies	—	9	—	9
State and municipal securities	—	1,332	—	1,332
Equity, mutual funds, and other	725	—	—	725
Other investments(1)	—	5,996	—	5,996

Total trading securities	3,742	10,628	—	14,370
Mortgage loans held for sale	—	138,056	—	138,056
Investment securities available for sale:
U.S. Treasury securities	121,589	—	—	121,589
Other U.S. Government agency securities	—	927,626	—	927,626
Government agency issued mortgage-backed securities	—	1,873,980	—	1,873,980
Government agency issued collateralized mortgage obligations	—	86,903	—	86,903
State and municipal securities	—	82,801	—	82,801
Equity securities	2,697	—	7,284	9,981
Other investments(1)	—	79,813	6,042	85,855

Total investment securities available for sale	124,286	3,051,123	13,326	3,188,735
Private equity investments	—	—	41,364	41,364
Derivative assets:
Interest rate contracts	—	114,336	—	114,336
Mortgage derivatives	—	—	199	199

Total derivative assets	—	114,336	199	114,535
Liabilities
Trading account liabilities:
U.S. Treasury securities	6,211	—	—	6,211
Government agency issued mortgage-backed securities	—	859	—	859

Total trading liabilities	6,211	859	—	7,070
Derivative liabilities:
Interest rate contracts	—	88,048	—	88,048
Mortgage derivatives	—	(1,878)	—	(1,878)
Other contracts(2)	—	—	12,862	12,862

Total derivative liabilities	$—	86,170	12,862	99,032
(1)	Based on analysis of the nature and risks of these investments, Synovus has determined that presenting these investments as a single asset class is appropriate.
(2)	Represents the Visa derivative.

Changes in Fair Value – FVO Items

The following table presents the changes in fair value included in the consolidated statements of operations for items for which the fair value election was made. The table does not reflect the change in fair value attributable to the related economic hedge Synovus used to mitigate interest rate risk associated with the financial instruments. These changes in fair value were recorded as a component of mortgage banking income and other non-interest income, as appropriate.

	Year Ended December 31, 2010
(in thousands)	Mortgage Banking Income	Other Operating Income	Total Changes in Fair Value Recorded
Mortgage loans held for sale	$(2,492)	—	(2,492)

	Year Ended December 31, 2009
(in thousands)	Mortgage Banking Income	Other Operating Income	Total Changes in Fair Value Recorded
Mortgage loans held for sale	$(3,442)	—	(3,442)
Certain callable brokered CDs	—	520	(520)

Changes in Level 3 Fair Value Measurements

As noted above, Synovus uses significant unobservable inputs (“Level 3”) to fair-value certain assets and liabilities as of December 31, 2010 and 2009. The tables below include a roll forward of the balance sheet amount for the year ended December 31, 2010 and 2009 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis.

	2010
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Liability Contracts
Beginning balance, January 1,	$13,326	41,364	12,862
Total gains (losses) (realized/unrealized):
Included in earnings(1)	—	7,203	(7,392)
Unrealized gains (losses) included in other comprehensive income	(111)	—	—
Purchases, sales, issuances, and settlements, net	(2,593)	(1,210)	—
Transfers in and/or out of Level 3(1)	—	—	—

Ending balance, December 31,	$10,622	47,357	5,470

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31,	$(111)	7,203	7,392

	2009
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Net Derivative Liabilities
Beginning balance, January 1,	$14,358	123,475	—
Total gains (losses) (realized/unrealized):
Included in earnings(2)	—	1,379	—
Unrealized gains (losses) included in other comprehensive income	1,058	—	—
Purchases, sales, issuances, and settlements, net	(2,090)	(83,490)	—
Transfers in and/or out of Level 3	—	—	12,862

Ending balance, December 31,	$13,326	41,364	12,862

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31,	$1,058	1,379	—
(1)	Transfers in and/or out of Level 3 for the year ended December 31, 2010 were inconsequential.
(2)	Included in earnings as a component of other non-interest income

Assets Measured at Fair Value on a Non-recurring Basis

The following table presents certain assets and liabilities measured at fair value on a non-recurring basis for which an impairment was recognized for the twelve months ended December 31, 2010 and 2009, and are not included in the previous tables in this note. These assets and liabilities primarily include impaired loans and other real estate. The amounts below represent only balances measured at fair value during the period and still held as of the reporting date.

	December 31, 2010
(in millions)	Level 1	Level 2	Level 3
Impaired loans(1)	$—	—	636.4
Other loans held for sale	—	—	127.4
Other real estate	$—	—	261.3

	December 31, 2009
(in millions)	Level 1	Level 2	Level 3
Goodwill(2)	$—	—	24.4
Impaired loans(1)	—	—	1,021.5
Other loans held for sale	—	—	36.8
Other real estate	$—	—	238.8
(1)	Impaired loans that are collateral-dependent
(2)	No impairment charges have been recognized for goodwill since December 31, 2009, therefore, goodwill is not included in assets measured at fair value on a non-recurring basis at December 31, 2010.

Loans are evaluated for impairment in accordance with the provisions of ASC 310-10-35 using the present value of the expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Impaired loans measured by applying the practical expedient in ASC 310-10-35 are included in the requirements of ASC 820-10.

Under the practical expedient, Synovus measures the fair value of collateral-dependent impaired loans based on the fair value of the collateral securing these loans. These measurements are classified as Level 3 within the valuation hierarchy. Substantially all nonaccrual impaired loans are secured by real estate and considered collateral dependent.

The fair value of this real estate is generally determined based upon appraisals performed by a certified or licensed appraiser using inputs such as absorption rates, capitalization rates, and comparables, adjusted for estimated selling costs. Management also considers other factors or recent developments, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management plans for disposition, which could result in adjustment to the collateral value estimates indicated in the appraisals. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above.

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

Fair Value of Financial Instruments

The following table presents the carrying and estimated fair values of on-balance sheet financial instruments at December 31, 2010 and 2009. The fair value represents management’s best estimates based on a range of methodologies and assumptions.

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

	December 31, 2010		December 31, 2009
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and due from banks	$389,021	389,021	564,482	564,482
Interest bearing funds with Federal Reserve Bank	3,103,896	3,103,896	1,901,847	1,901,847
Interest earning deposits with banks	16,446	16,446	12,534	12,534
Federal funds sold and securities purchased under resale agreements	160,502	160,502	203,959	203,959
Trading account assets	22,294	22,294	14,370	14,370
Mortgage loans held for sale	232,839	232,839	138,056	138,056
Other loans held for sale	127,365	127,365	36,816	36,816
Investment securities available for sale	3,440,268	3,440,268	3,188,735	3,188,735
Private equity investments	47,357	47,357	41,364	41,364
Loans, net	20,882,216	20,745,839	24,439,343	24,082,061
Derivative asset positions	86,360	86,360	114,535	114,535

Financial liabilities
Non-interest bearing deposits	4,298,372	4,298,372	4,172,697	4,172,697
Interest bearing deposits	20,201,932	20,270,594	23,260,836	23,349,007
Federal funds purchased and other short-term borrowings	499,226	499,226	475,062	475,062
Trading account liabilities	—	—	7,070	7,070
Long-term debt	1,808,161	1,726,752	1,751,592	1,543,015
Derivative liability positions	$92,838	92,838	99,032	99,032

Note 18 – Derivative Instruments

As part of its overall interest rate risk management activities, Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk. These derivative instruments consist of interest rate swaps, interest rate lock commitments made to prospective mortgage loan customers, and commitments to sell fixed-rate mortgage loans. Interest rate lock commitments represent derivative instruments since it is intended that such loans will be sold.

Synovus utilizes interest rate swaps to manage interest rate risks, primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating rate interest rate payment obligations without the exchange of underlying principal amounts.

The receive fixed interest rate swap contracts at December 31, 2010 are being utilized to hedge $150.0 million in floating rate loans. Synovus also uses such contracts to hedge fixed rate liabilities; however, no such hedges existed as of December 31, 2010. A summary of interest rate contracts and their terms at December 31, 2010 and 2009 is shown below. In accordance with the provisions of ASC 815, the fair value (net unrealized gains and losses) of these contracts has been recorded on the consolidated balance sheets.

	Notional Amount	Weighted-Average
		Receive Rate	Pay Rate(1)	Maturity in Months	Fair Value
(dollars in thousands)					Assets	Liabilities
December 31, 2010
Receive fixed swaps:
Fair value hedges	$—	—%	—%	—	$—	—
Cash flow hedges	150,000	8.27	3.25	4	2,475	—

Total	$150,000	8.27%	3.25%	4	$2,475	—

December 31, 2009
Receive fixed swaps:
Fair value hedges	$265,000	1.32%	0.40%	6	$1,020	29
Cash flow hedges	550,000	7.97	3.25	16	27,394	—

Total	$815,000	5.80%	2.32%	13	$28,414	29

(1)	Variable pay rate based upon contract rates in effect at December 31, 2010 and 2009.

Cash Flow Hedges

Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis for all cash flow hedges entered into after March 31, 2007. The cumulative dollar offset method is used for all hedges entered into prior to that date. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of operations as a component of other non-interest income. As of December 31, 2010, there was no cumulative ineffectiveness for Synovus’ portfolio of cash flow hedges.

Synovus expects to reclassify from accumulated other comprehensive income (loss) approximately $11.4 million as pre-tax income during the next twelve months, as the related payments for interest rate swaps and amortization of deferred gains (losses) are recorded.

During 2010 and 2009, Synovus terminated certain cash flow hedges which resulted in net pre-tax gains of $14.6 million and $10.3 million, respectively. These gains have been included as a component of accumulated other comprehensive income and are being amortized over the shorter of the remaining contract life or the maturity of the designated instrument as an adjustment to interest income. The remaining unamortized deferred gain (loss) balances of all previously terminated cash flow hedges at December 31, 2010 and 2009 were $8.8 million and $4.2 million, respectively.

Fair Value Hedges

Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair market value of various fixed rate liabilities due to changes in the benchmark interest rate London Interbank Offered Rate (“LIBOR”). Synovus calculates effectiveness of the fair value hedges quarterly using regression analysis. As of December 31, 2010, there were no fair value hedges, and therefore, no cumulative ineffectiveness. Ineffectiveness from fair value hedges is recognized in the consolidated statements of operations as a component of other non-interest income.

Synovus did not terminate any fair value hedges during 2010. During 2009, Synovus terminated certain fair value hedges which resulted in a net pre-tax gain of $24.1 million. This gain has been recorded as an adjustment to the carrying value of the hedged debt obligations and is being amortized over the shorter of the remaining contract life or the maturity of the designated instrument as an adjustment to interest expense. The remaining unamortized deferred gain balances of all previously terminated fair value hedges at December 31, 2010 and 2009 were $28.1 million and $35.0 million, respectively.

Customer Related Derivative Positions

Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the interest rate risk. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of December 31, 2010 and 2009, the notional amounts of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, were $1.90 billion and $2.78 billion, respectively.

Mortgage Derivatives

Synovus originates first lien residential mortgage loans for sale into the secondary market and generally does not hold the originated loans for investment purposes. Mortgage loans are sold by Synovus for conversion to securities and the servicing is sold to a third party servicing aggregator or the mortgage loans are sold as whole loans to investors either individually or in bulk.

At December 31, 2010, Synovus had commitments to fund primarily fixed-rate mortgage loans to customers in the amount of $114.3 million. The fair value of these commitments at December 31, 2010 resulted in an unrealized gain of $1.3 million, which was recorded as a component of mortgage banking income in the consolidated statements of operations.

At December 31, 2010, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to approximately $344.0 million. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates which could affect the fair value of mortgage loans held for sale and outstanding commitments to originate residential mortgage loans for resale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans at December 31, 2010 resulted in an unrealized loss of $1.8 million, which was recorded as a component of mortgage banking income in the consolidated statements of operations.

Counterparty Credit Risk and Collateral

Entering into derivative contracts potentially exposes Synovus to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Synovus assesses the credit risk of its dealer counterparties by regularly monitoring publicly available credit rating information and other market indicators. Dealer collateral requirements are determined via risk-based policies and procedures and in accordance with existing agreements. Synovus seeks to minimize dealer credit risk by dealing with highly rated counterparties and by obtaining collateral for exposures above certain predetermined limits. Management closely monitors credit conditions within the customer swap portfolio which management deems higher risk than dealer counterparties. Collateral is secured at origination and credit related fair value adjustments are recorded against the asset value of the derivative as deemed necessary based upon an analysis, which includes consideration of the current asset value of the swap, customer credit rating, collateral value, and current economic conditions. The fair value of customer swap asset positions was $82.6 million as of December 31, 2010. Such asset values fluctuate based upon current interest rates regardless of changes in notional amounts and changes in customer specific risk.

Collateral Contingencies

Certain of Synovus’ derivative instruments contain provisions that require Synovus to maintain an investment grade credit rating from each of the major credit rating agencies. When Synovus’ credit rating falls below investment grade, these provisions allow the counterparties of the derivative instrument to demand immediate and ongoing full collateralization on derivative instruments in net liability positions and, for certain counterparties, request immediate termination. As Synovus’ current rating is below investment grade, Synovus is required to post additional collateral against these positions. As of December 31, 2010, collateral of $154.6 million, in the form of cash and U.S. government issued securities, has been pledged to fully collateralize these derivative liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2010 was $91.1 million.

The impact of derivatives on the balance sheet at December 31, 2010 and 2009 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet Location	December 31,		Balance Sheet Location		December 31,
(in thousands)		2010	2009			2010	2009
Derivatives Designated as Hedging Instruments
Interest rate contracts:
Fair value hedges	Other assets	$—	1,020	Other liabilities		$—	29
Cash flow hedges	Other assets	2,475	27,394	Other liabilities		—	—

Total derivatives designated as hedging instruments		$2,475	28,414			$—	29

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Other assets	$82,595	85,922	Other liabilities		$85,588	88,019
Mortgage derivatives	Other assets	1,290	199	Other liabilities	(1)	1,780	(1,878)
Other contract	Other assets	—	—	Other liabilities		5,470	12,862

Total derivatives not designated as hedging instruments		$83,885	86,121			$92,838	99,003

Total derivatives		$86,360	114,535			$92,838	99,032

(1)	As of December 31, 2009, the fair value of commitments to sell mortgage loans resulted in an unrealized gain of $1.9 million. Such amount was reflected as a contra-liability as of December 31, 2009.

The effect of cash flow hedges on the consolidated statements of operations for the twelve months ended December 31, 2010, 2009 and 2008 is presented below.

	Amount of Gain (Loss) Recognized in OCI on Derivative Effective Portion			Location of Gain (Loss) Reclassified from OCI into Income Effective Portion		Amount of Gain (Loss) Reclassified from OCI into Income Effective Portion			Location of Gain (Loss) Recognized in Income Ineffective Portion	Amount of Gain (Loss) Recognized in Income Ineffective Portion
	Twelve Months Ended December 31,					Twelve Months Ended December 31,				Twelve Months Ended December 31,
(in thousands)	2010	2009	2008			2010	2009	2008		2010	2009	2008
Interest rate contracts	$(6,003)	2,726	36,169	Interest Income (Expense	)	$14,446	22,209	14,579	Other Non-interest Income	$(14)	(198)	202

The effect of fair value hedges on the consolidated statements of operations for the twelve months ended December 31, 2010, 2009 and 2008 is presented below.

	Derivative				Hedged Item
	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative			Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income On Hedged Item
		Twelve Months Ended December 31,				Twelve Months Ended December 31,
(in thousands)		2010	2009	2008		2010	2009	2008
Derivatives Designated in Fair Value Hedging Relationships
Interest rate contracts(1)	Other Non- Interest Income	$(991)	(13,368)	20,399	Other Non- Interest Income	$972	12,404	(19,815)

Total		$(991)	(13,368)	20,399		$972	12,404	(19,815)

Derivatives Not Designated as Hedging Instruments
Interest rate contracts(2)	Other Non- Interest Income (Expense)	$(6,902)	(14,184)	212
Mortgage derivatives(3)	Mortgage Banking Income	(2,565)	3,165	(244)

Total		$(9,467)	(11,019)	(32)

Total
derivatives		$(10,458)	(24,387)	20,367

(1)	Gain (loss) represents fair value adjustments recorded for fair value hedges designated in hedging relationships and related hedged items.
(2)	Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(3)	Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans.

Note 19 – Variable Interest Entities

Effective January 1, 2010, Synovus adopted the provisions of ASU 2009-17, Consolidation (Topic 810)-Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The amendments in this update are the result of the FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”. ASU 2009-17 amends ASC 810 to revise the criteria for determining the primary beneficiary of a variable interest entity (“VIE”). The updated provisions of ASC 810 clarify that a VIE exists when the equity investors as a group lack either the power through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, the obligation to absorb the expected losses of the entity, the right to receive the expected residual returns of the entity, or when the equity investors as a group do not have sufficient equity at risk for the entity to finance its activities by itself. A variable interest is a contractual ownership or other interest that changes with changes in the fair value of the VIE’s net assets exclusive of variable interests. Under ASC 810, as amended, Synovus is deemed to be the primary beneficiary and required to consolidate a VIE if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810, as amended, requires continual reconsideration of conclusions reached regarding which interest holder is a VIE’s primary beneficiary.

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

Consolidated Variable Interest Entities

Rabbi Trusts – Synovus has established certain rabbi trusts related to deferred compensation plans offered to its employees. Synovus contributes employee cash compensation deferrals to the trusts and directs the underlying investments made by the trusts. The assets of these trusts are available to creditors of Synovus only in the event that Synovus becomes insolvent. These trusts are considered VIEs because either there is no equity at risk in the trusts or because Synovus provided the equity interest to its employees in exchange for services rendered. Synovus is considered the primary beneficiary of the rabbi trusts as it has the ability to direct the underlying investments made by the trusts, the activities that most significantly impact the economic performance of the rabbi trusts. Synovus includes the assets of the rabbi trusts as a component of other assets and a corresponding liability for the associated benefit obligation in other liabilities in its consolidated balance sheet. At December 31, 2010, the aggregate amount of rabbi trust assets and benefit obligation was $11.2 million.

Non-consolidated Variable Interest Entities

Low Income Housing Tax Credit Partnerships – Synovus and its subsidiary bank make equity investments as a limited partner in various partnerships which are engaged in the development and operation of affordable multi-family housing utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to earn a return on the investment and to support community reinvestment initiatives of Synovus’ subsidiary bank. The activities of these LIHTC partnerships are limited to development and operation of multi-family housing that is leased to qualifying residential tenants. These partnerships are generally located in southeastern communities where Synovus has a banking presence and are considered VIEs because Synovus, as the holder of an equity investment at risk, does not have voting or similar rights and does not participate in the management or direct the operations of the partnerships (activities which affect the success of the partnerships). Synovus provides construction lending for certain of the LIHTC partnerships in which it also has an equity investment. Synovus is at risk for the amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan but has no obligation to fund the operations or working capital of the partnerships. The general partners of these partnerships are considered the primary beneficiaries because they are charged with management responsibility which give them the power to direct the activities that most significantly impact the financial performance of the partnerships, and they are exposed to losses beyond Synovus’ equity investment. At December 31, 2010, the aggregate carrying value of Synovus’ investments in LIHTC partnerships was $15.8 million and the cumulative amount of equity investments was $28.5 million. Synovus uses the equity method of accounting for these investments which are included as a component of other assets on Synovus’ consolidated balance sheet. At December 31, 2010, Synovus had a commitment to fund a remaining $458 thousand equity investment in a LIHTC partnership subject to satisfaction of certain performance criteria by the general partner.

Historic Rehabilitation Partnerships – Synovus and its subsidiary bank make equity investments as a limited partner in various partnerships which are engaged in the preservation, renovation, and rehabilitation of historic structures and the subsequent operation of those structures as commercial properties or multi-family housing. Tax credit incentives are awarded based on a percentage of certified rehabilitation costs under Section 1.48-112 of the Internal Revenue Code. The purpose of these investments is to earn a suitable return on the investment and to support community reinvestment initiatives of Synovus’ subsidiary bank. The activities of these historic rehabilitation partnerships are limited to preservation and rehabilitation of historic structures, and operation of those structures for leasing to commercial or residential tenants. These partnerships are generally located in southeastern communities where Synovus has a banking presence and are considered VIEs because Synovus, as the holder of an equity investment at risk, does not have voting or similar rights and does not participate in the management or direct the operations of the partnerships (activities which affect the success of the partnerships). Synovus provides construction lending for certain of the partnerships in which it also has an equity investment. Synovus is at risk for the amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan, but has no obligation to fund the operations or working capital of the partnerships. The general partners of these partnerships are considered the primary beneficiaries because they are charged with management responsibility which give them the power to direct the activities that most significantly impact the financial performance of the partnerships, and they are exposed to losses beyond Synovus’ equity investment. At December 31, 2010, the aggregate carrying value of Synovus’ investments in historic rehabilitation partnerships was $2.5 million and the cumulative amount of equity investments was $9.0 million. Synovus uses the equity method of accounting for these investments which are included as a component of other assets on Synovus’ consolidated balance sheet. At December 31, 2010, Synovus had a commitment to fund a remaining $45 thousand equity investment in a historic rehabilitation tax credit partnership subject to satisfaction of certain performance criteria by the general partner.

Certain Troubled Commercial Loans – For certain troubled commercial loans, Synovus restructures the terms of the borrower’s debt in an effort to increase the probability of receipt of amounts contractually due. A troubled debt restructuring generally requires consideration of whether the borrowing entity is a VIE as economic events have proven that the entity’s equity is not sufficient to permit it to finance its activities without additional subordinated financial support or a restructuring of the terms of its financing. As Synovus does not have the power to direct the activities that most significantly impact such troubled commercial borrowers’ operations, it is not considered the primary beneficiary, even in situations where, based on the size of the financing provided, Synovus is exposed to potentially significant benefits and losses of the borrowing entity. Synovus has no contractual requirements to provide financial support to the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt that allows for preparation of the underlying collateral for sale and the borrowing entity is considered a VIE.

Note 20 – Visa Shares and Litigation Expense

Synovus is a member of the Visa USA network and received shares of Visa Class B common stock in exchange for its membership interest in Visa USA in conjunction with the public offering by Visa, Inc. (the “Visa IPO”) in 2008. Visa members have indemnification obligations with respect to certain Visa litigation (“Visa Litigation”). Visa Class B shares are subject to certain restrictions until the latter of March 2011 or settlement of the Visa Litigation. Visa has established a litigation escrow to fund settlement of the Visa Litigation. The litigation escrow is funded by proceeds from Visa’s conversion of Class B shares.

The Visa IPO was completed in March 2008. Immediately following completion of the Visa IPO in March 2008, Visa redeemed a portion of the Class B shares of its common stock held by Visa members. Synovus recognized a pre-tax gain of $38.5 million on redemption of a portion of its Visa Class B shares. During 2008 and 2009, Synovus reduced its contingent liability for its indemnification obligations upon events of Visa’s funding of litigation escrow through conversion of Class B shares as described above.

In November 2009, Synovus sold its remaining Visa Class B shares to another Visa USA member financial institution for $51.9 million and recognized a gain on sale of $51.9 million.

In conjunction with the sale, Synovus entered into a derivative contract with the purchaser which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The fair value of the derivative liability of $5.5 million and $12.9 million, at December 31, 2010 and 2009, is based on an estimate of Visa’s exposure to liability based upon probability-weighted potential outcomes of the covered litigation. The conversion rate from Visa Class B to Visa Class A shares changed twice in 2010 in conjunction with Visa’s deposits to the litigation escrow of $500.0 million in May 2010 and $800.0 million in October 2010. Synovus paid settlements totaling $7.7 million to the derivative counterparty during 2010 as a result of the conversion rate changes associated with Visa’s deposits to the litigation escrow. Management believes that the estimate of Visa’s exposure to litigation liability is adequate based on current information; however, future developments in the litigation could require changes to the estimate.

Note 21 – Commitments and Contingencies

Synovus is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements.

The carrying amount of loan commitments and letters of credit closely approximates the fair value of such financial instruments. Carrying amounts include unamortized fee income and, in some instances, allowances for any estimated credit losses from these financial instruments. These amounts are not material to Synovus’ consolidated balance sheets.

The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, and standby and commercial letters of credit, is represented by the contract amount of those instruments. Synovus uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

Loan commitments and letters of credit at December 31, 2010 are presented below.

(in thousands)
Standby and commercial letters of credit	$414,116
Commitments to fund commercial real estate, construction, and land development loans	541,433
Unused credit card lines	1,398,606
Commitments under home equity lines of credit	894,249
Commitments to fund commercial and industrial loans	1,811,941
Other loan commitments	309,165

Total	$5,369,510

Lease Commitments

Synovus and its subsidiaries have entered into long-term operating leases for various facilities and equipment. Management expects that as these leases expire they will be renewed or replaced by similar leases based on need.

At December 31, 2010, minimum rental commitments under all such non-cancelable leases for the next five years and thereafter are presented below.

(in thousands)
2011	$27,749
2012	30,062
2013	29,070
2014	23,338
2015	18,808
Thereafter	156,403

Total	$285,430

Rental expense on facilities was $32.3 million, $30.6 million, and $28.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Repurchase Obligations for Mortgage Loans Originated for Sale

Synovus’ wholly-owned subsidiary, Synovus Mortgage, originates residential mortgage loans, sells them to third party purchasers, and does not retain the servicing rights. These loans are primarily originated and underwritten internally by Synovus personnel and are primarily to borrowers in Synovus’ geographic market footprint. These sales are typically effected as non-recourse loan sales to government-sponsored entities (“GSEs”) and non-GSE purchasers.

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

To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with the periods from 2005 through 2008. From January 1, 2005 through December 31, 2010, Synovus Mortgage originated and sold approximately $5.5 billion of first lien GSE eligible mortgage loans and approximately $2.9 billion of first and second lien non-GSE eligible mortgage loans. Losses to Synovus arising from such repurchases have been inconsequential.

Mortgage Loan Foreclosure Practices

Due to the current focus in foreclosure practices of financial institutions nationwide, Synovus evaluated its foreclosure process related to home equity and consumer mortgage loans within its loan portfolio. At December 31, 2010, Synovus had $3.1 billion of home equity and consumer mortgage loans which are secured by first and second liens on residential properties. Of this amount, approximately $905 million consists of mortgages relating to properties in Florida and South Carolina which are states in which foreclosures proceed through the courts. Foreclosure activity in the home equity and consumer loan portfolio is minimal. Any foreclosures on these loans are handled by designated Synovus personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Synovus has not imposed any freezes on foreclosures. Based on information currently available, management believes that it does not have significant exposure to faulty foreclosure practices. In addition, management believes that the nationwide foreclosure moratorium will not have a material adverse impact to Synovus’ business.

Note 22 – Legal Proceedings

Synovus and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Synovus and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries, and investigations. Synovus establishes accruals for litigation and regulatory matters when those matters present loss contingencies that Synovus determines to be both probable and reasonably estimable. Based on current knowledge, advice of counsel and available insurance coverage, management does not believe that liabilities arising from legal claims in excess of the amounts currently accrued, if any, will have a material adverse effect on Synovus’ consolidated financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters, the early stage of various legal proceedings described below, and the indeterminate amount of damages sought in some of these matters, it is possible that the ultimate resolution of these matters, if unfavorable, could be material to Synovus’ results of operations for any particular period.

Synovus is a member of the Visa USA network. Under Visa USA bylaws, Visa members are obligated to indemnify Visa USA and/or its parent company, Visa, Inc., for potential future settlement of, or judgments resulting from, certain litigation, which Visa refers to as the “covered litigation.” Synovus’ indemnification obligation is limited to its membership proportion of Visa USA.

As previously disclosed, the FDIC conducted an investigation of the policies, practices, and procedures used by Columbus Bank and Trust Company (“CB&T”), a division of Synovus Bank and a wholly owned banking subsidiary of Synovus Financial Corp. (“Synovus”), in connection with the credit card programs offered pursuant to its Affinity Agreement with CompuCredit Corporation (“CompuCredit”). CB&T previously issued credit cards that were marketed and serviced by CompuCredit pursuant to the Affinity Agreement. A provision of the Affinity Agreement generally requires CompuCredit to indemnify CB&T for losses incurred as a result of the failure of credit card programs offered pursuant to the Affinity Agreement to comply with applicable law. Synovus is subject to a per event 10% share of any such loss, but Synovus’ 10% payment obligation is limited to a cumulative total of $2 million for all losses incurred.

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

CB&T and the FDIC also entered into an Order for Restitution pursuant to which CB&T agreed to establish and maintain an account in the amount of $7.5 million to ensure the availability of restitution with respect to categories of consumers, specified by the FDIC, who activated Aspire credit card accounts issued pursuant to the Affinity Agreement on or before May 31, 2005. The FDIC may require the account to be applied if, and to the extent that, CompuCredit defaults, in whole or in part, on its obligation to pay restitution to any consumers required under the settlement agreements CompuCredit entered into with the FDIC and the Federal Trade Commission (“FTC”) on December 19, 2008. Those settlement agreements require CompuCredit to credit approximately $114 million to certain customer accounts that were opened between 2001 and 2005 and subsequently charged off or were closed with no purchase activity. CompuCredit has stated that this restitution involves mostly non-cash credits – in effect, reversals of amounts for which payments were never received. In addition, CompuCredit has stated that cash refunds to consumers are estimated to be approximately $3.7 million. This $7.5 million account represents a contingent liability of CB&T. At December 31, 2010, Synovus has not recorded a liability for this contingency because any amounts paid from the restitution account are expected to be subject to the indemnification provisions of the Affinity Agreement described above.

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

On July 7, 2009, the City of Pompano Beach General Employees’ Retirement System filed suit against Synovus, and certain of Synovus’ current and former officers, in the United States District Court, Northern District of Georgia (Civil Action File No. 1 09-CV-1811) (the “Securities Class Action”) and on June 11, 2010, Lead Plaintiffs, the Labourers’ Pension Fund of Central and Eastern Canada and the Sheet Metal Workers’ National Pension Fund, filed an amended complaint alleging that Synovus and the named individual defendants misrepresented or failed to disclose material facts that artificially inflated Synovus’ stock price in violation of the federal securities laws. Lead Plaintiffs’ allegations are based on purported exposure to Synovus’ lending relationship with the Sea Island Company and the impact of such alleged exposure on Synovus’ financial condition. Lead Plaintiffs in the Securities Class Action seek damages in an unspecified amount.

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

On December 21, 2009, a shareholder filed a putative derivative action purportedly on behalf of Synovus in the Superior Court of Fulton County, Georgia (the “State Shareholder Derivative Lawsuit”), against certain current and/or former directors and executive officers of Synovus. The State Shareholder Derivative Lawsuit asserts that the individual defendants violated their fiduciary duties based upon substantially the same facts as alleged in the Federal Shareholder Derivative Lawsuit described above. The plaintiff is seeking to recover damages in an unspecified amount and equitable and/or injunctive relief. On June 17, 2010, the Superior Court entered an Order staying the State Shareholder Derivative Lawsuit pending resolution of the Federal Shareholder Derivative Lawsuit.

Synovus and the individual named defendants collectively intend to vigorously defend themselves against the Securities Class Action and Shareholder Derivative Lawsuits allegations. There are significant uncertainties involved in any potential class action and derivative litigation. Based upon information that presently is available to it, Synovus’ management is unable to predict the outcome of the purported Securities Class Action and Shareholder Derivative Lawsuits and cannot currently determine the probability of an adverse result or reasonably estimate a range of potential loss, if any. Although the ultimate outcome of these lawsuits cannot be ascertained at this time, based upon information that presently is available to it, Synovus’ management is unable to predict the outcome of the Securities Class Action or the Shareholder Derivative Lawsuits and cannot determine the probability of an adverse result or reasonably estimate a range of potential loss, if any. In addition, management is unable to estimate a range of reasonably possible losses with respect to these claims.

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

In the wake of the ongoing financial credit crisis that began in 2007, Synovus, like many other financial institutions, has become the target of numerous legal actions and other proceedings asserting claims for damages and related relief for losses resulting from this crisis. These actions include claims and counterclaims asserted by individual borrowers related to their loans and allegations of violations of state and federal laws and regulations relating to banking practices, including several purported putative class action matters. Synovus Bank recently was named as a defendant in a purported putative class action relating to the manner in which it charges overdraft fees to customers. The case, Griner et. al. v. Synovus Bank, et. al. was filed in Gwinnett County State Court (state of Georgia) on July 30, 2010, and asserts claims for usury, conversion and money had and received for alleged injuries suffered by the plaintiffs as a result of Synovus Bank’s assessment of overdraft charges in connection with its POS/debit and automated-teller machine cards used to access customer accounts. On September 21, 2010, Synovus, Synovus Bank and Columbus Bank and Trust Company were named as defendants in a second putative class action relating to the manner in which Synovus Bank charges overdraft fees to customers. The second case Childs et al. v. Columbus Bank and Trust et al., was filed in the Northern District of Georgia, Atlanta Division, and asserts claims for breach of contract and breach of the covenant of good faith and fair dealing, unconscionability, conversion and unjust enrichment for alleged injuries suffered by plaintiffs as a result of Synovus Bank’s assessment of overdraft charges allegedly resulting from the sequence used to post payments to the plaintiffs’ accounts. These cases, and certain of the other litigation and regulatory matters to which Synovus is subject, assert claims for substantial or indeterminate damages. Additional lawsuits containing claims similar to those described above may be filed in the future.

Synovus intends to vigorously pursue all available defenses to these claims. There are significant uncertainties involved in any potential class action. Although the ultimate outcome of these lawsuits cannot be ascertained at this time, based upon information that presently is available to it, Synovus’ management is unable to predict the outcome of these cases and cannot determine the probability of an adverse result or reasonably estimate a range of potential loss, if any. In addition, management is unable to estimate a range of reasonably possible losses with respect to these claims.

Note 23 – Employment Expenses and Benefit Plans

Synovus has three separate non-contributory retirement and benefit plans consisting of money purchase pension, profit sharing, and 401(k) plans which cover all eligible employees. Annual discretionary contributions to these plans are set each year by the Boards of Directors but cannot exceed amounts allowable as a deduction for federal income tax purposes. For the year ended December 31, 2010, Synovus will make an aggregate contribution for eligible employees to the money purchase pension plan of 3.0%. Synovus made an aggregate contribution for eligible employees to the money purchase pension plan of 3.8% for the year ended December 31, 2009 and 7.0% for the year ended December 31, 2008. The expense recorded for the years ended December 31, 2010, 2009, and 2008 was approximately $8.9 million, $10.2 million, and $22.5 million, respectively. For the years ended December 31, 2010, 2009, and 2008, Synovus did not make contributions to the profit sharing and 401(k) plans.

Synovus has stock purchase plans for directors and employees whereby Synovus makes contributions equal to one-half of employee and director voluntary contributions. The funds are used to purchase outstanding shares of Synovus common stock. Synovus recorded as expense $6.0 million, $6.5 million, and $7.5 million for contributions to these plans in 2010, 2009, and 2008, respectively.

Synovus has entered into salary continuation agreements with certain employees for past and future services which provide for current compensation in addition to salary in the form of deferred compensation payable at retirement or in the event of death, total disability, or termination of employment. The aggregate cost of these salary continuation plans and associated agreements is not material to the consolidated financial statements.

In December 2010, management amended the Synovus Retiree Medical Plan (the “Retiree Medical Plan” or the “Plan”). Under the provisions of the Retiree Medical Plan, employees who terminate employment after becoming eligible for early retirement (attaining age 50 with 15 or more years of service) may elect medical coverage for themselves and their eligible dependents. So long as the applicable premiums are paid, this coverage may continue until the former employee (or his eligible dependent) reaches age 65. Per the amendment, Synovus will eliminate the post retirement medical plan coverage for all employees who retire on or after March 1, 2011. Participants who are already receiving benefits under the Retiree Medical Plan will continue to receive benefits under the Plan. At December 31, 2010, the Retiree Medical Plan had approximately 110 participants.

The amendment is considered a “curtailment event” under ASC 715 because it eliminates the accrual of defined benefits for all of the future services of a significant number of active employees. The elimination of the accrual resulted in a $7.1 million curtailment gain which was recorded as a component of non-interest expense during 2010. The curtailment gain included an assumption as to the new retirees who will be participating in the Retiree Medical Plan before it is discontinued. The curtailment gain will be adjusted during the three months ending March 31, 2011, based on the actual number of retirees who opt in to the Plan before March 1, 2011. Such adjustment is expected to be inconsequential.

Note 24 – Share-based Compensation

General Description of Share-based Plans

Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. At December 31, 2010, Synovus had a total of 28,323,340 shares of its authorized but unissued common stock reserved for future grants under the 2007 Omnibus Plan. The Plan permits grants of share-based compensation including stock options, non-vested shares, and restricted share units. The grants generally include vesting periods ranging from three to five years and contractual terms of ten years and include accelerated vesting provisions upon retirement for plan participants who have reached age 62 and who also have fifteen years of service. Stock options are granted at exercise prices which equal the fair market value of a share of common stock on the grant-date. Non-vested shares and restricted share units are awarded at no cost to the recipient upon their grant. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividends are paid on non-vested shares during the holding period and the non-vested shares are entitled to voting rights. Dividend equivalents are paid on outstanding restricted share units in the form of additional restricted share units that vest over the same vesting period as the original restricted share unit grant.

During 2010, Synovus granted 3,442,586 stock options with an exercise price of $2.80 to certain key employees across the Synovus organization. These stock options have a three year vesting schedule with one-half of the total grant vesting after two years of service and the remaining one-half vesting after three years of service. Additionally, during 2010, Synovus granted 844,205 restricted share units to certain executive officers. In order to vest, the restricted share units granted during 2010 require that Synovus have two consecutive quarters of profitability (in addition to two years of service and repayment of TARP vesting requirements). Due to multiple vesting requirements, the date Synovus expects all vesting criteria to be met is periodically reviewed to ensure expense for the restricted share units granted in 2010 is amortized over the appropriate time period. The restricted share units granted in 2010 do not include provisions for accelerated vesting upon retirement.

No share-based incentive awards were granted to executive officers in 2009. Additionally, no share-based incentive awards were granted to non-executive employees during 2009 with the exception of two insignificant grants made under employment agreements.

Stock options granted in 2008 include retention stock options granted to certain key employees. During 2008, Synovus granted retention stock options that contained a five year graded vesting schedule with one-third of the total grant amount vesting on each of the third, fourth, and fifth anniversaries of the grant date. The retention stock options granted in 2008 do not include provisions for accelerated vesting upon retirement, but do allow for continued vesting after retirement at age 65. All other grants of stock options, non-vested shares, and restricted share units made in 2008 generally vest over a three-year period, with one-third of the total grant amount vesting on each anniversary of the grant-date and include provisions for accelerated vesting upon retirement for plan participants who have reached age 62 and who also have no less than fifteen years of service at the date of their election to retire. Vesting for non-vested shares granted to Synovus directors during 2008 accelerate upon retirement for plan participants who have reached age 72.

Share-based Compensation Expense

Synovus’ share-based compensation costs are recorded as a component of salaries and other personnel expense in the consolidated statements of operations. Share-based compensation expense for service-based awards is recognized net of estimated forfeitures for plan participants on a straight-line basis over the shorter of the vesting period or the period until reaching retirement eligibility. Total share-based compensation expense was $7.2 million, $8.4 million, and $13.7 million for 2010, 2009, and 2008, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was approximately $128 thousand, $1.0 million, and $5.2 million for 2010, 2009, and 2008, respectively. No share-based compensation costs have been capitalized for the years ended December 31, 2010, 2009, and 2008.

As of December 31, 2010, unrecognized compensation cost related to the unvested portion of share-based compensation arrangements involving shares of Synovus stock was approximately $5.8 million.

Stock Options

The fair value of option grants used in measuring compensation expense was determined using the Black-Scholes option pricing model with the following weighted-average assumptions.

	Years Ended December 31,
	2010	2009	2008
Risk-free interest rate	2.8%	2.8	3.4
Expected stock price volatility	63.0	40.0	23.7
Dividend yield	1.4	1.0	5.2
Expected life of options	6.25 years	6.0 years	6.8 years

The expected volatility for the awards granted in 2010 and 2009 was based on Synovus’ historical stock price volatility. The expected volatility of the stock option awards in 2008 was based on historical volatility of peer companies. The expected life for stock options granted during 2010, 2009, and 2008 was calculated using the “simplified” method as prescribed by SAB 110.

The grant-date fair value of the stock options granted in 2010 was $1.50. The grant-date fair value of the single option granted during 2009 was $1.53 and the weighted-average grant-date fair value of stock options granted during 2008 was $1.85.

A summary of stock option activity and changes during the three years ended December 31, 2010 is presented below.

	2010		2009		2008
Stock Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	28,167,011	$10.94	30,954,180	$10.89	28,999,602	$10.58
Options granted	3,442,586	2.80	20,000	3.96	3,090,911	13.17
Options exercised	(430)	2.21	(17,256)	2.47	(722,244)	7.18
Options forfeited	(150,003)	2.80	(400,000)	13.18	(90,702)	13.54
Options expired	(9,735,783)	8.48	(2,389,913)	9.99	(323,387)	12.36
Options outstanding at end of year	21,723,381	$10.81	28,167,011	$10.94	30,954,180	$10.89

Options exercisable at end of year	16,879,440	$12.14	25,552,988	$10.71	27,259,468	$10.58

For both outstanding and exercisable stock options at December 31, 2010, there was no aggregate intrinsic value. The weighted average remaining contractual life was 4.07 years for options outstanding and 2.94 years for options exercisable as of December 31, 2010.

The intrinsic value of stock options exercised during 2010 was negligible. The intrinsic value of stock options exercised during the years ended December 31, 2009, and 2008 was $31 thousand, and $2.7 million, respectively. The total grant date fair value of stock options vested during 2010, 2009, and 2008 was $2.3 million, $1.2 million, and $13.1 million, respectively. At December 31, 2010, total unrecognized compensation cost related to non-vested stock options was approximately $3.9 million. This cost is expected to be recognized over a weighted-average remaining period of 1.51 years.

Non-vested Shares and Restricted Share Units

Compensation expense is measured based on the grant date fair value of non-vested shares and restricted share units. The fair value of non-vested shares and restricted share units is equal to the market price of Synovus’ common stock on the grant date. The weighted-average grant-date fair value of restricted share units granted during 2010 was $2.80. During 2009, Synovus granted a single award of 5,556 restricted share units at a grant-date fair value of $3.48. The weighted-average grant-date fair value of non-vested shares and restricted share units granted during 2008 was $12.87. The total fair value of non-vested shares and restricted share units vested during 2010, 2009, and 2008 was $5.1 million, $10.6 million, and $11.2 million, respectively.

A summary of non-vested shares outstanding (excluding the performance-vesting shares described below) and changes during the three years ended December 31, 2010 is presented below.

Non-vested Shares	Shares	Weighted- Average Grant-date Fair Value
Outstanding at January 1, 2008	1,022,543	$27.83
Granted	24,391	12.44
Vested	(406,215)	27.61
Forfeited	(63,235)	27.67

Outstanding at December 31, 2008	577,484	27.35
Granted	—	—
Vested	(360,072)	27.62
Forfeited	(29,179)	27.82

Outstanding at December 31, 2009	188,233	26.75
Granted	—	—
Vested	(163,924)	28.28
Forfeited	(7,349)	25.81

Outstanding at December 31, 2010	16,960	$12.41

A summary of restricted share units outstanding and changes during the three years ended December 31, 2010 is presented below.

Restricted Share Units	Share Units	Weighted- Average Grant-date Fair Value
Outstanding at January 1, 2008	—	$—
Granted	125,415	12.95
Dividend equivalents granted	5,010	10.20
Vested	—	—
Forfeited	(4,000)	12.50

Outstanding at December 31, 2008	126,425	12.86
Granted	5,556	3.48
Dividend equivalents granted	1,071	2.90
Vested	(42,203)	12.85
Forfeited	(16,034)	12.89

Outstanding at December 31, 2009	74,815	12.01
Granted	844,205	2.80
Dividend equivalents granted	10,082	2.60
Vested	(45,406)	12.45
Forfeited	(3,295)	12.89

Outstanding at December 31, 2010	880,401	$3.05

As of December 31, 2010, total unrecognized compensation cost related to the foregoing non-vested shares and restricted share units was approximately $1.9 million. This cost is expected to be recognized over a weighted-average remaining period of 1.96 years.

Synovus authorized a total grant of 63,386 shares of non-vested stock to a key executive with a performance-vesting schedule (“performance-vesting shares”) in 2005 that fully vested during 2010. The total fair value of performance-vesting shares vested during 2010 was $269 thousand. The total fair value of performance-vesting shares vested during 2009 was $119 thousand. No performance vesting shares vested in 2008.

Cash received from option exercises under all share-based payment arrangements of Synovus common stock for the years ended December 31, 2010, 2009, and 2008 was $1 thousand, $296 thousand, and $3.0 million, respectively.

Prior to 2010, as stock options for the purchase of Synovus common stock were exercised and non-vested shares and share units vested, Synovus recognized a tax benefit or deficiency which was recorded as a component of additional paid-in capital within equity for tax amounts not recognized in the consolidated statements of operations. Synovus recognized net tax deficiencies of $2.8 million and $115 thousand for the years ended December 31, 2009 and 2008, respectively. During 2010, Synovus recorded a net tax deficiency of $3.0 million associated with vesting of non-vested shares and share units to the deferred tax valuation reserve.

The following table provides aggregate information regarding grants under all Synovus equity compensation plans through December 31, 2010.

Plan Category(1)	(a) Number of securities to be issued upon exercise of outstanding options		(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for issuance excluding shares reflected in column(a)
Shareholder approved equity compensation plans for shares of Synovus stock	21,258,605	(2)	$10.91	28,323,340	(3)
Non-shareholder approved equity compensation plans	—		—	—

Total	21,258,605		$10.91	28,323,340

(1)	Does not include information for equity compensation plans assumed by Synovus in mergers. A total of 464,776 shares of common stock was issuable upon exercise of options granted under plans assumed in mergers and outstanding at December 31, 2010. The weighted average exercise price of all options granted under plans assumed in mergers and outstanding at December 31, 2010 was $5.93. Synovus cannot grant additional awards under these assumed plans.
(2)	Does not include an aggregate number of 897,361 shares of non-vested stock and restricted share units which will vest over the remaining years through 2013.
(3)	Includes 28,323,340 shares available for future grants as share awards under the 2007 Omnibus Plan.

Note 25 – Income Taxes

The aggregate amount of income taxes included in the consolidated statements of operations and in the consolidated statements of changes in equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2010, is presented below.

(in thousands)	2010	2009	2008
Consolidated Statements of Operations
Income tax benefit related to continuing operations	$(15,151)	(171,977)	(80,430)
Income tax expense related to discontinued operations	27,479	3,137	2,735
Consolidated Statements of Changes in Equity and Comprehensive Income (Loss)
Income tax expense (benefit) related to:
Cumulative effect of a change in accounting principle	—	—	33
Postretirement unfunded health benefit obligation	950	14	110
Unrealized (losses) gains on investment securities available for sale	(2)	(14,374)	47,047
Unrealized (losses) gains on cash flow hedges	(9)	(12,404)	13,339
Share-based compensation	(16)	2,770	115

Total	$13,251	192,834	17,051

For the years ended December 31, 2010, 2009, and 2008, income tax (benefit) expense consists of:

(in thousands)	2010	2009	2008
Current
Federal	$(20,185)	(337,421)	17,191
State	(4,181)	(9,749)	9,980

	(24,366)	(347,170)	27,171

Deferred
Federal	(4,834)	161,838	(87,810)
State	14,049	13,355	(19,791)

	9,215	175,193	(107,601)

Total income tax benefit	$(15,151)	(171,977)	(80,430)

Income tax benefit as shown in the consolidated statements of operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% to loss from continuing operations before income taxes as a result of the following presented below.

(dollars in thousands)	2010	2009	2008
Taxes at statutory federal income tax rate	$(297,210)	(562,069)	(233,980)
Tax-exempt income	(2,678)	(3,257)	(3,043)
State income tax benefit, net of federal income tax benefit, before valuation allowance	(30,598)	(50,947)	(11,445)
Tax credits	(1,576)	(1,555)	(2,474)
Goodwill impairment	—	5,282	167,866
Other, net	(3,466)	2,305	(2,422)

Sub-total income tax benefit before valuation allowance	(335,528)	(610,241)	(85,498)
Change in valuation allowance for deferred tax assets	320,377	438,264	5,068

Total income tax benefit	$(15,151)	(171,977)	(80,430)

Effective income tax rate before valuation allowance	39.51%	38.00	12.94

Effective income tax rate after valuation allowance	1.78	10.71	12.17

The tax effects of temporary differences that gave rise to significant portions of the deferred income tax assets and liabilities at December 31, 2010 and 2009 are presented below.

(in thousands)	2010	2009
Deferred income tax assets
Net operating loss carryforward	$446,017	46,327
Provision losses on loans	330,468	443,152
Tax credit carryforward	43,081	35,783
Finance lease transactions	23,311	19,754
Other	34,126	37,141

Total gross deferred income tax assets	877,003	582,157
Less valuation allowance	(774,961)	(443,332)

Total deferred income tax assets	102,042	138,825

Deferred income tax liabilities
Excess tax over financial statement depreciation	(43,993)	(59,102)
Net unrealized gain on investment securities available for sale	(39,618)	(43,013)
Net unrealized gain on cash flow hedges	(3,487)	(11,354)
Other	(13,164)	(13,411)

Total gross deferred income tax liabilities	(100,262)	(126,880)

Net deferred income tax assets	$1,780	11,945

At December 31, 2010, Synovus had certain tax credits which will be available to reduce Synovus’ income tax liability in future years. The alternative minimum tax credits total $19.1 million and have an unlimited carryforward period. Other federal and state tax credits total approximately $4.4 million and $30.1 million, respectively, and have various expiration periods through the year 2020. The federal and state net operating loss carryforwards outstanding at December 31, 2010, available to reduce taxable income in future years, are $1.11 billion and $1.51 billion, respectively. These carryforwards expire in annual installments beginning in 2018 and run through 2030.

A valuation allowance is recognized against deferred tax assets when, based on the consideration of all available evidence using a more likely than not criteria, it is determined that some portion of these tax benefits may not be realized. This assessment requires consideration of all sources of taxable income available to realize the deferred tax asset including, taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. The predictability that future taxable income, exclusive of reversing temporary differences, will occur is the most subjective of these four sources. The presence of cumulative losses in recent years is considered significant negative evidence, making it difficult for a company to rely on future taxable income, exclusive of reversing temporary differences and carryforwards, as a reliable source of future taxable income to realize a deferred tax asset. Judgment is a critical element in making this assessment.

During 2009, Synovus reached a three-year cumulative pre-tax loss position. The positive evidence considered in support of its use of future earnings as a source of realizing deferred tax assets was insufficient to overcome the negative evidence. Synovus estimated its realization of future tax benefits based on taxable income in available prior year carryback periods, future reversals of existing taxable temporary differences and prudent and feasible state tax planning strategies. Significant existing taxable temporary differences include depreciation of fixed assets and unrealized gains on securities. During 2010, certain state tax planning strategies involving the collapse of one or more wholly-owned subsidiaries with income into an entity with losses were realized.

Synovus recorded a valuation allowance of $5.1 million in 2008, $438.2 million in 2009, and $331.7 million in 2010 for a total of $775.0 million (net of the federal benefit on state income taxes). At December 31, 2010, management also concluded that it is more likely than not that $1.8 million of its deferred tax assets will be realized. This amount of deferred tax assets is based on actual separate entity state income tax liabilities and tax planning strategies.

Synovus’ income tax returns are subject to review and examination by federal, state, and local taxing jurisdictions. Synovus is no longer subject to U.S. federal income tax examinations by the IRS for years before 2006 and, with few exceptions, is no longer subject to income tax examinations from state and local income tax authorities for years before 2006. Currently, there are no years for which a federal income tax return is under examination by the IRS. However, recently filed federal large refund claims are being reviewed by the IRS. There are also certain state income tax examinations currently in progress. Although Synovus is unable to determine the ultimate outcome of these examinations, Synovus believes that current income tax accruals are adequate for any uncertain income tax positions relating to these examinations. Adjustments to income tax accruals are made when necessary to reflect a change in the probability outcome. The establishment and calculation of the deferred tax asset valuation allowance took into consideration the reserve for uncertain income tax positions.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (unrecognized state income tax benefits are not adjusted for the federal income tax impact).

	Years Ended December 31,
(in thousands)	2010	2009
Balance at January 1,	$7,274	8,021
Additions based on income tax positions related to current year	176	243
Additions for income tax positions of prior years	—	114
Deductions for income tax positions of prior years	(1,060)	(205)
Settlements	(75)	(899)

Balance at December 31,	$6,315	7,274

Accrued interest and penalties on unrecognized income tax benefits totaled $1.4 million and $1.5 million as of December 31, 2010 and 2009, respectively. The total amount of unrecognized income tax benefits as of December 31, 2010 and 2009 that, if recognized, would affect the effective income tax rate is $5.0 million and $5.8 million (net of the federal benefit on state income tax issues) respectively, which includes interest and penalties of $880 thousand and $1.0 million, respectively.

Synovus is not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, Synovus does not expect a significant payment related to these obligations within the next year. Synovus expects that approximately $936 thousand of uncertain income tax positions will be either settled or resolved during the next twelve months.

Note 26 – Condensed Financial Information of Synovus Financial Corp. (Parent Company only)

Condensed Balance Sheets
	December 31,
(in thousands)	2010	2009
Assets
Cash due from bank subsidiary	$275,578	422,990
Cash due from other depository institutions(1)	28,423	28,430
Investment in consolidated bank subsidiaries, at equity	2,979,596	2,888,134
Investment in consolidated nonbank subsidiaries, at equity(2)	(148,172)	(32,042)
Notes receivable from nonbank subsidiaries	601,744	397,519
Other assets	81,966	309,729

Total assets	$3,819,135	4,014,760

Liabilities and Equity
Liabilities:
Long-term debt	$754,783	701,781
Other liabilities	66,434	461,938

Total liabilities	821,217	1,163,719

Shareholders’ equity:
Preferred stock	937,323	928,207
Common stock	790,956	495,514
Additional paid-in capital	2,351,508	1,605,097
Treasury stock	(114,176)	(114,155)
Accumulated other comprehensive income	57,158	84,806
Accumulated deficit	(1,024,851)	(148,428)

Total shareholders’ equity	2,997,918	2,851,041

Total liabilities and shareholders’ equity	$3,819,135	4,014,760

(1)	Restricted as to withdrawal.
(2)	Includes non-bank subsidiary formed during 2008 that has incurred losses on the disposition of non-performing assets.

Condensed Statements of Operations
	Years Ended December 31,
(in thousands)	2010	2009	2008
Income
Cash dividends received from bank subsidiaries	$43,874	64,044	349,462
Management and information technology fees from subsidiaries	185,279	162,648	115,050
Interest income	36,074	50,174	26,868
Other income	8,922	74,771	55,294

Total income	274,149	351,637	546,674

Expenses
Interest expense	33,809	25,081	33,041
Other expenses	224,100	234,083	219,382

Total expenses	257,909	259,164	252,423

Income before income taxes and equity in undistributed net income of subsidiaries	16,240	92,473	294,251
Allocated income tax (benefit) expense	(153,729)	229,680	(18,390)

Income (loss) before equity in undistributed net income (loss) of subsidiaries	169,969	(137,207)	312,641
Equity in undistributed loss of subsidiaries	(1,003,809)	(1,299,088)	(900,729)

Loss from continuing operations attributable to controlling interest	(833,840)	(1,436,295)	(588,088)
Income from discontinued operations, net of income taxes	43,162	4,590	5,650

Net loss attributable to controlling interest	(790,678)	(1,431,705)	(582,438)
Dividends and accretion of discount on preferred stock	57,510	56,966	2,057

Net loss attributable to common shareholders	$(848,188)	(1,488,671)	(584,495)

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2010	2009	2008
Operating Activities
Net loss	$(790,678)	(1,431,705)	(582,438)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in undistributed loss of subsidiaries	960,647	1,294,497	895,079
Equity in undistributed income of equity method investees	—	—	(3,517)
Deferred income tax (benefit) expense	(288,430)	286,404	—
Depreciation, amortization, and accretion, net	(14)	(68)	24,395
Share-based compensation	7,158	8,361	13,716
Net (decrease) increase in other liabilities	(308,126)	439,398	(19,029)
Gain on redemption of Visa shares	—	—	(38,450)
Gain on sale of Visa shares	—	(51,900)	—
Net decrease (increase) in other assets	412,290	(497,644)	(71,513)
Other, net	(61,920)	83,371	109,325

Net cash (used in) provided by operating activities	(69,073)	130,714	327,568

Investing Activities
Net investment in subsidiaries	(894,813)	(632,459)	(408,119)
Purchases of investment securities available for sale	—	(24,974)	—
Purchases of premises and equipment	—	(14,835)	(41,265)
Proceeds from sale of private equity investments	—	65,786	—
Proceeds from redemption of Visa shares	—	—	38,450
Proceeds from sale of Visa shares	—	51,900	—
Net (increase) decrease in short-term notes receivable from non-bank subsidiaries	(204,225)	40,615	(435,752)

Net cash used in investing activities	(1,099,038)	(513,967)	(846,686)

Financing Activities
Dividends paid to common and preferred shareholders	(73,896)	(73,568)	(199,722)
Principal repayments on long-term debt	(10,425)	(29,685)	(27,810)
Purchase of treasury shares	(21)	(38)	(173)
Proceeds from issuance of long-term debt	70,355	—	—
Proceeds from issuance of preferred stock	—	—	967,870
Proceeds from issuance of prepaid common stock purchase contracts	265,503	—	—
Proceeds from issuance of common stock	769,176	571,226	3,002

Net cash provided by financing activities	1,020,692	467,935	743,167

Increase (decrease) in cash	(147,419)	84,682	224,049
Cash and due from banks at beginning of year	451,420	366,738	142,689

Cash and due from banks at end of year	$304,001	451,420	366,738

For the year ended December 31, 2010, the Parent Company received income tax refunds, net of income taxes paid, of $323.2 million and paid interest in the amount of $38.8 million. For the year ended December 31, 2009, the Parent Company received income tax refunds of $87.3 million and paid interest in the amount of $36.1 million. For the year ended December 31, 2008, the Parent Company paid income taxes (net of refunds received) of $57.1 million and interest in the amount of $38.1 million.

Summary of Quarterly Financial Data (Unaudited)

Presented below is a summary of the unaudited consolidated quarterly financial data for the years ended December 31, 2010 and 2009.

(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2010
Interest income	$313,557	326,490	337,739	342,795

Net interest income	241,967	245,460	250,039	248,867

Provision for losses on loans	252,401	239,021	298,904	340,948

Loss from continuing operations before income taxes	(159,550)	(180,806)	(233,633)	(275,180)

Net loss (2)	(165,434)	(181,166)	(228,575)	(215,682)

Net loss attributable to common shareholders(2)	$(179,998)	(195,838)	(242,554)	(229,798)

Basic earnings per common share:
Net loss from continuing operations attributable to common shareholders	$(0.23)	(0.25)	(0.36)	(0.56)

Net loss attributable to common shareholders	(0.23)	(0.25)	(0.36)	(0.47)

Diluted earnings per common share:
Net loss from continuing operations attributable to common shareholders	$(0.23)	(0.25)	(0.36)	(0.56)

Net loss attributable to common shareholders	(0.23)	(0.25)	(0.36)	(0.47)

2009
Interest income	$361,685	376,620	384,491	386,393

Net interest income	255,832	254,631	256,608	243,239

Provision for losses on loans	387,114	496,522	631,526 (1)	290,437

Loss from continuing operations before income taxes	(243,929)	(472,476)	(665,651)	(223,852)

Net loss(2)	(268,558)	(439,802)	(584,252)	(136,729)

Net loss attributable to common shareholders (2)	$(282,848)	(453,805)	(601,154)	(150,864)

Basic earnings per common share:
Net loss from continuing operations attributable to common shareholders	$(0.58)	(1.32)	(1.83)	(0.46)

Net loss attributable to common shareholders	(0.58)	(1.32)	(1.82)	(0.46)

Diluted earnings per common share:
Net loss from continuing operations attributable to common shareholders	$(0.58)	(1.32)	(1.83)	(0.46)

Net loss attributable to common shareholders	(0.58)	(1.32)	(1.82)	(0.46)

(1)	Provision expense includes $200 million which represents management’s estimate of losses associated with planned asset dispositions.
(2)	Synovus increased its valuation allowance for deferred tax assets by $331.6 million during 2010 and $438.2 million during 2009. For a full discussion of the valuation allowance for deferred tax assets, see Note 25 to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) and required to be included in our reports filed with the SEC under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm. “Management’s Report on Internal Control Over Financial Reporting,” which is set forth on page 135 of this Report and “Report of Independent Registered Public Accounting Firm (on the effectiveness of internal control over financial reporting),” which is set forth on page 136 of this Report.

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fourth fiscal quarter ended December 31, 2010 covered by this Annual Report on Form 10-K that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information included under the following captions in our Proxy Statement is incorporated in this document by reference:

•	“PROPOSALS TO BE VOTED ON” – “PROPOSAL 1: ELECTION OF DIRECTORS”;

•	“EXECUTIVE OFFICERS”;

•	“SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” – “Consideration of Director Candidates – Shareholder Candidates” and “Committees of the Board” – “Audit Committee.”

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

Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 25, 2010. In addition, we have filed, as exhibits to this Annual Report, the certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information pertaining to equity compensation plans is contained in Notes 23 and 24 of Notes to Consolidated Financial Statements included in this Report and are incorporated herein by reference.

Information included under the following captions in our Proxy Statement is incorporated in this document by reference:

•	“STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS”; and

•	“PRINCIPAL SHAREHOLDERS.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information included under the following captions in our Proxy Statement is incorporated in this document by reference:

•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” – “Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information included under the following captions in our Proxy Statement is incorporated in this document by reference:

•	“AUDIT COMMITTEE REPORT” – “KPMG LLP Fees and Services” (excluding the information under the main caption “AUDIT COMMITTEE REPORT”); and

•	“AUDIT COMMITTEE REPORT” – “Policy on Audit Committee Pre-Approval.”

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following consolidated financial statements of Synovus and our subsidiaries and related reports of Synovus’ independent registered public accounting firm are incorporated in this document by reference from pages F-134 through F-222 of the Financial Appendix.

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the Years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

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

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Synovus, as amended, incorporated by reference to Exhibit 3.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 9, 2010.

3.2	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.1 of Synovus Current Report on Form 8-K dated November 8, 2010, as filed with the SEC on November 9, 2010.

4.1	Specimen stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 4.2 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

4.2	Warrant for purchase of up to 15,510,737 shares of Synovus common stock, incorporated by reference to Exhibit 4.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

4.3	Shareholder Rights Plan, dated as of April 26, 2010, between Synovus Financial Corp. and Mellon Investor Services LLC, as Rights Agent, which includes the Form of Articles of Amendment to the Articles of Incorporation of Synovus Financial Corp. (Series B Participating Cumulative Preferred Stock) as Exhibit A, the Summary of Terms of the Rights Agreement as Exhibit B and the Form of Right Certificate as Exhibit C, incorporated by reference to Exhibit 4.1 of Synovus’ Current Report on Form 8-K dated April 26, 2010, as filed with the SEC on April 26, 2010.

4.4	Indenture, dated as of February 18, 2003, between Synovus Financial Corp. and The Bank of New York Trust Company of Florida, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus’ Registration Statement on Form S-4 (No. 333-104625) filed with the SEC on April 18, 2003.

4.5	Indenture, dated as of June 20, 2005, between Synovus Financial Corp. and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus’ Registration Statement on Form S-4 (No. 333-126767) filed with the SEC on July 21, 2005.

4.6	Junior Subordinated Debt Indenture dated May 4, 2010, between Synovus Financial Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus’ Current Report on Form 8-K dated May 4, 2010, as filed with the SEC on May 4, 2010.

Exhibit Number	Description

4.7	Form of First Supplemental Indenture dated May 4, 2010, between Synovus Financial Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 of Synovus’ Current Report on Form 8-K dated May 4, 2010 as filed with the SEC on May 4, 2010.

4.8	Purchase Contract Agreement dated May 4, 2010 among Synovus Financial Corp., The Bank of New York Mellon Trust Company, N.A., as purchase contract agent, and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.3 of Synovus’ Current Report on Form 8-K dated May 4, 2010 as filed with the SEC on May 4, 2010.

10.1	Letter Agreement (including Securities Purchase Agreement – Standard Terms incorporated by reference therein) dated December 19, 2008, between Synovus and the United States Department of the Treasury, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

10.2	Indemnification and Insurance Matters Agreement by and among Synovus and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.3 of Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.3	Tax Sharing Agreement by and among Synovus, Columbus Bank and Trust Company and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.5 of Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.4	Director Stock Purchase Plan of Synovus, as amended and restated June 27, 2007, incorporated by reference to Exhibit 10.9 of Synovus’ Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 1, 2010.*

10.5	Synovus Financial Corp. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Registration Statement on Form S-8 (Registration No. 333-170611), as filed with the SEC on November 15, 2010.*

10.6	Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.*

10.7	Amended and Restated Synovus Financial Corp. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008.*

10.8	Synovus Financial Corp. Executive Salary Contribution Death Benefit Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the SEC on August 10, 2009.

Exhibit Number	Description

10.9	Agreement in Connection with Personal Use of Company Aircraft, incorporated by reference to Exhibit 10.7 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 7, 2006.*

10.10	Life Insurance Trusts, incorporated by reference to Exhibit 10.12 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 29, 1993.*

10.11	1993 Split Dollar Insurance Agreement of Synovus, incorporated by reference to Exhibit 10.14 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 28, 1994.*

10.12	1995 Split Dollar Insurance Agreement of Synovus, incorporated by reference to Exhibit 10.15 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC on March 24, 1995.*

10.13	Second Amended and Restated Synovus Financial Corp. Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008.*

10.14	Synovus Financial Corp. Executive Cash Bonus Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on 8-K dated April 27, 2006, as filed with the SEC on April 27, 2006.*

10.15	Form of Change of Control Agreement for executive officers, incorporated by reference to Exhibit 10.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008.*

10.16	Synovus Financial Corp. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.22 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 22, 2000.*

10.17	Form of Stock Option Agreement for the: (i) Synovus Financial Corp. 1994 Long-Term Incentive Plan and (ii) Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 9, 2004.*

10.18	Form of Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 25, 2005.*

10.19	Form of Performance-Based Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 25, 2005.*

Exhibit Number	Description

10.20	Form of Non-Employee Director Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated February 1, 2005, as filed with the SEC on February 3, 2005.*

10.21	Form of Stock Option Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 18, 2006, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 18, 2006, as filed with the SEC on January 18, 2006.*

10.22	Form of Restricted Stock Award Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 18, 2006, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 18, 2006, as filed with the SEC on January 18, 2006.*

10.23	Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007.*

10.24	Form of Restricted Stock Award Agreement for restricted stock awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007.*

10.25	Form of Performance-Based Restricted Stock Award Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.3 of Synovus’ Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007.*

10.26	Form of Revised Stock Option Agreement for stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

10.27	Form of Revised Restricted Stock Unit Agreement for restricted stock unit awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.33 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008.*

10.28	Form of Retention Stock Option Agreement for retention stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

10.29	Form of TARP Restricted Stock Unit Award Agreement for awards to executive officers and the top 20 most highly-compensated employees under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 28, 2010, as filed with the SEC on January 29, 2010.*

Exhibit Number	Description

10.30	Form of Restricted Stock Option Agreement for 2010 stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 29, 2010, as filed with the SEC on January 29, 2010.*

10.31	Form of Indemnification Agreement for directors and executive officers of Synovus, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated July 26, 2007, as filed with the SEC on July 26, 2007.*

10.32	Summary of Annual Base Salaries of Synovus’ Named Executive Officers.*

10.33	Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 as filed with the SEC on November 5, 2010.*

10.34	Form of Waiver executed by Senior Executive Officers, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.*

10.35	Form of Letter Agreement executed by Senior Executive Officers, incorporated by reference to Exhibit 10.3 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.*

12.1	Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated July 22, 2010, as filed with the SEC on July 26, 2010.

21.1	Subsidiaries of Synovus Financial Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2010 Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Principal Executive Officer pursuant to Section 30.15 of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.

99.2	Certification of Principal Financial Officer pursuant to Section 30.15 of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.

Exhibit Number	Description

99.3	Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2010 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

99.4	Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2010 (to be filed as an amendment hereto within 120 days of the end of the period covered by this report).

101	Interactive Data File

*	Indicates management contracts and compensatory plans and arrangements.

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

SYNOVUS FINANCIAL CORP.

March 1, 2011	By:	/s/ Kessel D. Stelling
Kessel D. Stelling
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kessel D. Stelling and Thomas J. Prescott and each of them, his or her true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent(s), or their substitute(s), may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kessel D. Stelling Kessel D. Stelling	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2011

/s/ Thomas J. Prescott Thomas J. Prescott	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2011

/s/ Liliana C. McDaniel Liliana C. McDaniel	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2011

/s/ Daniel P. Amos Daniel P. Amos	Director	March 1, 2011

/s/ Richard E. Anthony Richard E. Anthony	Director and Chairman of the Board	March 1, 2011

Signature	Title	Date

/s/ James H. Blanchard James H. Blanchard	Director	March 1, 2011

/s/ Richard Y. Bradley Richard Y. Bradley	Director	March 1, 2011

/s/ Frank W. Brumley Frank W. Brumley	Director	March 1, 2011

/s/ Elizabeth W. Camp Elizabeth W. Camp	Director	March 1, 2011

/s/ Gardiner W. Garrard, Jr. Gardiner W. Garrard, Jr.	Director	March 1, 2011

/s/ T. Michael Goodrich T. Michael Goodrich	Director	March 1, 2011

/s/ V. Nathaniel Hansford V. Nathaniel Hansford	Director	March 1, 2011

/s/ Mason H. Lampton Mason H. Lampton	Director	March 1, 2011

/s/ Elizabeth C. Ogie Elizabeth C. Ogie	Director	March 1, 2011

/s/ H. Lynn Page H. Lynn Page	Director	March 1, 2011

/s/ J. Neal Purcell J. Neal Purcell	Director	March 1, 2011

/s/ Melvin T. Stith Melvin T. Stith	Director	March 1, 2011

/s/ Philip W. Tomlinson Philip W. Tomlinson	Director	March 1, 2011

/s/ William B. Turner, Jr. William B. Turner, Jr.	Director	March 1, 2011

/s/ James D. Yancey James D. Yancey	Director	March 1, 2011