Form 10-K/A
period 2010-12-31
SYNOVUS FINANCIAL CORP
filed 2011-04-26
CIK 18349

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

EXPLANATORY NOTE

Synovus Financial Corp. is filing this Amendment No. 1 on Form 10-K/A for the sole purpose of amending Part IV – Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 1, 2011, to correct certain typographical errors in the cross references within Item 15 and to include Exhibit 99.3, the Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2010, and Exhibit 99.4, the Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2010, as set forth below and in the attached exhibits. This Amendment No. 1 does not otherwise update information in the originally filed Form 10-K to reflect facts or events occurring subsequent to the original filing date.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following consolidated financial statements of Synovus and our subsidiaries and related reports of Synovus’ independent registered public accounting firm are incorporated in this document by reference from pages 134 through 222 of Item 8 of this report.

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

3. Exhibits

The following exhibits are filed herewith or are incorporated to other documents previously filed with the Securities and Exchange Commission. With the exception of those portions of the Proxy Statement that are expressly incorporated by reference in this Form 10-K, such documents are not to be deemed filed as part of this Form 10-K.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Synovus, as amended, incorporated by reference to Exhibit 3.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 9, 2010.

3.2	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.1 of Synovus Current Report on Form 8-K dated November 8, 2010, as filed with the SEC on November 9, 2010.

4.1	Specimen stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 4.2 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

4.2	Warrant for purchase of up to 15,510,737 shares of Synovus common stock, incorporated by reference to Exhibit 4.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

4.3	Shareholder Rights Plan, dated as of April 26, 2010, between Synovus Financial Corp. and Mellon Investor Services LLC, as Rights Agent, which includes the Form of Articles of Amendment to the Articles of Incorporation of Synovus Financial Corp. (Series B Participating Cumulative Preferred Stock) as Exhibit A, the Summary of Terms of the Rights Agreement as Exhibit B and the Form of Right Certificate as Exhibit C, incorporated by reference to Exhibit 4.1 of Synovus’ Current Report on Form 8-K dated April 26, 2010, as filed with the SEC on April 26, 2010.

4.4	Indenture, dated as of February 18, 2003, between Synovus Financial Corp. and The Bank of New York Trust Company of Florida, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus’ Registration Statement on Form S-4 (No. 333-104625) filed with the SEC on April 18, 2003.

4.5	Indenture, dated as of June 20, 2005, between Synovus Financial Corp. and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus’ Registration Statement on Form S-4 (No. 333-126767) filed with the SEC on July 21, 2005.

4.6	Junior Subordinated Debt Indenture dated May 4, 2010, between Synovus Financial Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus’ Current Report on Form 8-K dated May 4, 2010, as filed with the SEC on May 4, 2010.

Exhibit Number	Description
4.7	Form of First Supplemental Indenture dated May 4, 2010, between Synovus Financial Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 of Synovus’ Current Report on Form 8-K dated May 4, 2010 as filed with the SEC on May 4, 2010.

4.8	Purchase Contract Agreement dated May 4, 2010 among Synovus Financial Corp., The Bank of New York Mellon Trust Company, N.A., as purchase contract agent, and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.3 of Synovus’ Current Report on Form 8-K dated May 4, 2010 as filed with the SEC on May 4, 2010.

10.1	Letter Agreement (including Securities Purchase Agreement – Standard Terms incorporated by reference therein) dated December 19, 2008, between Synovus and the United States Department of the Treasury, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

10.2	Indemnification and Insurance Matters Agreement by and among Synovus and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.3 of Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.3	Tax Sharing Agreement by and among Synovus, Columbus Bank and Trust Company and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.5 of Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.4	Director Stock Purchase Plan of Synovus, as amended and restated June 27, 2007, incorporated by reference to Exhibit 10.9 of Synovus’ Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 1, 2010.*

10.5	Synovus Financial Corp. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Registration Statement on Form S-8 (Registration No. 333-170611), as filed with the SEC on November 15, 2010.*

10.6	Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.*

10.7	Amended and Restated Synovus Financial Corp. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008.*

10.8	Synovus Financial Corp. Executive Salary Contribution Death Benefit Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the SEC on August 10, 2009.

Exhibit Number	Description
10.9	Agreement in Connection with Personal Use of Company Aircraft, incorporated by reference to Exhibit 10.7 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 7, 2006.*

10.10	Life Insurance Trusts, incorporated by reference to Exhibit 10.12 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 29, 1993.*

10.11	1993 Split Dollar Insurance Agreement of Synovus, incorporated by reference to Exhibit 10.14 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 28, 1994.*

10.12	1995 Split Dollar Insurance Agreement of Synovus, incorporated by reference to Exhibit 10.15 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC on March 24, 1995.*

10.13	Second Amended and Restated Synovus Financial Corp. Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008.*

10.14	Synovus Financial Corp. Executive Cash Bonus Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on 8-K dated April 27, 2006, as filed with the SEC on April 27, 2006.*

10.15	Form of Change of Control Agreement for executive officers, incorporated by reference to Exhibit 10.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008.*

10.16	Synovus Financial Corp. 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.22 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the SEC on March 22, 2000.*

10.17	Form of Stock Option Agreement for the: (i) Synovus Financial Corp. 1994 Long-Term Incentive Plan and (ii) Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 9, 2004.*

10.18	Form of Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 25, 2005.*

10.19	Form of Performance-Based Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 25, 2005.*

Exhibit Number	Description
10.20	Form of Non-Employee Director Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated February 1, 2005, as filed with the SEC on February 3, 2005.*

10.21	Form of Stock Option Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 18, 2006, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 18, 2006, as filed with the SEC on January 18, 2006.*

10.22	Form of Restricted Stock Award Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 18, 2006, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 18, 2006, as filed with the SEC on January 18, 2006.*

10.23	Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007.*

10.24	Form of Restricted Stock Award Agreement for restricted stock awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007.*

10.25	Form of Performance-Based Restricted Stock Award Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.3 of Synovus’ Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007.*

10.26	Form of Revised Stock Option Agreement for stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

10.27	Form of Revised Restricted Stock Unit Agreement for restricted stock unit awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.33 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008.*

10.28	Form of Retention Stock Option Agreement for retention stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

10.29	Form of TARP Restricted Stock Unit Award Agreement for awards to executive officers and the top 20 most highly-compensated employees under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 28, 2010, as filed with the SEC on January 29, 2010.*

Exhibit Number	Description
10.30	Form of Restricted Stock Option Agreement for 2010 stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 29, 2010, as filed with the SEC on January 29, 2010.*

10.31	Form of Indemnification Agreement for directors and executive officers of Synovus, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated July 26, 2007, as filed with the SEC on July 26, 2007.*

10.32**	Summary of Annual Base Salaries of Synovus’ Named Executive Officers.*

10.33	Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 as filed with the SEC on November 5, 2010.*

10.34	Form of Waiver executed by Senior Executive Officers, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.*

10.35	Form of Letter Agreement executed by Senior Executive Officers, incorporated by reference to Exhibit 10.3 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.*

12.1**	Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated July 22, 2010, as filed with the SEC on July 26, 2010.

21.1**	Subsidiaries of Synovus Financial Corp.

23.1†	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2010 Annual Report on Form 10-K and incorporated herein by reference.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Certification of Principal Executive Officer pursuant to Section 30.15 of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.

99.2**	Certification of Principal Financial Officer pursuant to Section 30.15 of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.

Exhibit Number	Description
99.3†	Annual Report on Form 11-K for the Synovus Financial Corp. Employee Stock Purchase Plan for the year ended December 31, 2010.

99.4†	Annual Report on Form 11-K for the Synovus Financial Corp. Director Stock Purchase Plan for the year ended December 31, 2010.

101**	Interactive Data File

*	Indicates management contracts and compensatory plans and arrangements.
**	Previously filed
†	Filed herewith

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

April 26, 2011	By:	/s/ Kessel D. Stelling
Kessel D. Stelling President and Chief Executive Officer