Form 10-Q
period 2011-03-31
SYNOVUS FINANCIAL CORP
filed 2011-05-10
CIK 18349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐            No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	April 30, 2011
Common Stock, $1.00 Par Value	785,273,134 shares

SYNOVUS FINANCIAL CORP.

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

SYNOVUS FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
(in thousands, except share data)	2011	2010
ASSETS
Cash and due from banks	$407,201	389,021
Interest bearing funds with Federal Reserve Bank	2,541,884	3,103,896
Interest earning deposits with banks	22,217	16,446
Federal funds sold and securities purchased under resale agreements	129,938	160,502
Trading account assets, at fair value	17,641	22,294
Mortgage loans held for sale, at fair value	112,246	232,839
Other loans held for sale	111,057	127,365
Investment securities available for sale, at fair value	3,346,483	3,440,268
Loans, net of deferred fees and costs	20,997,422	21,585,763
Allowance for loan losses	(678,426)	(703,547)

Loans, net	20,318,996	20,882,216

Premises and equipment, net	495,490	544,971
Goodwill	24,431	24,431
Other intangible assets, net	11,424	12,434
Other real estate	269,314	261,305
Other assets	869,881	875,160

Total assets	$28,678,203	30,093,148

LIABILITIES AND EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$4,698,580	4,298,372
Interest bearing deposits	18,507,299	20,201,932

Total deposits	23,205,879	24,500,304

Federal funds purchased and other short-term borrowings	425,209	499,226
Long-term debt	1,912,954	1,808,161
Other liabilities	251,462	260,910

Total liabilities	25,795,504	27,068,601

Equity
Shareholders’ equity:
Cumulative perpetual preferred stock – no par value. Authorized 100,000,000 shares; 967,870 issued and outstanding at March 31, 2011 and December 31, 2010	939,691	937,323
Common stock - $1.00 par value. Authorized 1,200,000,000; issued 790,967,546 in 2011 and 790,956,289 in 2010; outstanding 785,274,094 in 2011 and 785,262,837 in 2010	790,968	790,956
Additional paid-in capital	2,352,329	2,351,508
Treasury stock, at cost - 5,693,452 shares in 2011 and 2010	(114,176)	(114,176)
Accumulated other comprehensive income	40,149	57,158
Accumulated deficit	(1,126,356)	(1,024,851)

Total shareholders’ equity	2,882,605	2,997,918

Non-controlling interest in subsidiaries	94	26,629

Total equity	2,882,699	3,024,547

Total liabilities and equity	$28,678,203	30,093,148

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2011	2010
Interest income:
Loans, including fees	$265,037	304,766
Investment securities available for sale	29,425	35,069
Trading account assets	256	194
Mortgage loans held for sale	1,811	1,325
Other loans held for sale	61	15
Federal funds sold and securities purchased under resale agreements	46	41
Interest on Federal Reserve Bank balances	1,781	1,378
Interest earning deposits with banks	15	7

Total interest income	298,432	342,795

Interest expense:
Deposits	49,564	83,707
Federal funds purchased and other short-term borrowings	297	543
Long-term debt	11,137	9,678

Total interest expense	60,998	93,928

Net interest income	237,434	248,867
Provision for losses on loans	141,746	340,948

Net interest income (expense) after provision for losses on loans	95,688	(92,081)

Non-interest income:
Service charges on deposit accounts	20,318	26,280
Fiduciary and asset management fees	11,537	11,338
Brokerage revenue	6,220	5,931
Mortgage revenue	2,495	5,814
Bankcard fees	10,657	9,515
Investment securities gains (losses), net	1,420	(448)
Other fee income	4,931	5,530
Increase in fair value of private equity investments, net	132	899
Other non-interest income	6,454	4,839

Total non-interest income	64,164	69,698

Non-interest expense:
Salaries and other personnel expense	93,100	104,022
Net occupancy and equipment expense	29,834	29,978
FDIC insurance and other regulatory fees	14,406	17,646
Foreclosed real estate expense	24,737	45,507
(Gains) losses on other loans held for sale	(2,226)	61
Professional fees	9,236	9,380
Data processing expense	8,950	10,683
Restructuring charges	24,333	—
Loss on curtailment of post-retirement defined benefit plan	398	—
Other operating expenses	36,948	35,520

Total non-interest expense	239,716	252,797

Loss from continuing operations before income taxes	(79,864)	(275,180)
Income tax benefit	(456)	(16,337)

Loss from continuing operations	(79,408)	(258,843)
Income from discontinued operations, net of income taxes and non-controlling interest	—	43,161

Net loss	(79,408)	(215,682)
Net loss attributable to non-controlling interest	(220)	(209)

Net loss attributable to controlling interest	(79,188)	(215,473)
Dividends and accretion of discount on preferred stock	14,466	14,325

Net loss attributable to common shareholders	$(93,654)	(229,798)

Net loss per common share, basic and diluted:
Net loss from continuing operations attributable to common shareholders	$(0.12)	(0.56)

Net loss attributable to common shareholders	(0.12)	(0.47)

Weighted average common shares outstanding, basic and diluted	785,243	489,607

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)	Non- Controlling Interest	Total
Balance at December 31, 2009	$928,207	495,514	1,605,097	(114,155)	84,806	(148,428)	20,460	2,871,501
Net loss	—	—	—	—	—	(215,473)	(209)	(215,682)
Other comprehensive loss, net of tax:
Change in net unrealized loss on cash flow hedges	—	—	—	—	(4,919)	—	—	(4,919)
Change in unrealized gains/losses on investment securities available for sale, net of reclassification adjustment	—	—	—	—	789	—	—	789
Amortization of post-retirement unfunded health benefit	—	—	—	—	46	—	—	46

Other comprehensive loss	—	—	—	—	(4,084)	—	—	(4,084)

Comprehensive loss								(219,766)

Cash dividends declared on common stock — $0.01 per share	—	—	—	—	—	(4,906)	—	(4,906)
Cash dividends paid on preferred stock	—	—	—	—	—	(12,098)	—	(12,098)
Accretion of discount on preferred stock	2,226	—	—	—	—	(2,226)	—	—
Treasury shares purchased	—	—	—	(19)	—	—	—	(19)
Issuance of non-vested stock, net of forfeitures	—	(4)	4	—	—	—	—	—
Restricted share unit activity	—	25	(25)	—	—	—	—	—
Share-based compensation expense	—	—	2,335	—	—	—	—	2,335
Stock options exercised	—	1	—	—	—	—	—	1
Share-based compensation tax deficiency	—	—	(271)	—	—	—	—	(271)
Change in ownership at majority-owned subsidiary	—	—	—	—	—	217	1,459	1,676

Balance at March 31, 2010	$930,433	495,536	1,607,140	(114,174)	80,722	(382,914)	21,710	2,638,453

Balance at December 31, 2010	$937,323	790,956	2,351,508	(114,176)	57,158	(1,024,851)	26,629	3,024,547
Net loss	—	—	—	—	—	(79,188)	(220)	(79,408)
Other comprehensive loss, net of tax:
Change in net unrealized gains/losses on cash flow hedges	—	—	—	—	(3,905)	—	—	(3,905)
Change in unrealized gains/losses on investment securities available for sale, net of reclassification adjustment	—	—	—	—	(13,104)	—	—	(13,104)

Other comprehensive loss	—	—	—	—	(17,009)	—	—	(17,009)

Comprehensive loss								(96,417)

Cash dividends declared on common stock — $0.01 per share	—	—	—	—	—	(7,851)	—	(7,851)
Cash dividends paid on preferred stock	—	—	—	—	—	(12,098)	—	(12,098)
Accretion of discount on preferred stock	2,368	—	—	—	—	(2,368)	—	—
Restricted share unit activity	—	12	(12)	—	—	—	—	—
Share-based compensation expense	—	—	833	—	—	—	—	833
Change in ownership at majority-owned subsidiary	—	—	—	—	—	—	(26,315)	(26,315)

Balance at March 31, 2011	$939,691	790,968	2,352,329	(114,176)	40,149	(1,126,356)	94	2,882,699

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(in thousands)	2011	2010
Operating activities
Net loss	$(79,408)	(215,682)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on loans	141,746	340,948
Depreciation, amortization, and accretion, net	11,433	11,178
Deferred income tax benefit	(360)	(8,527)
Decrease in interest receivable	4,912	7,527
Decrease in interest payable	(6,133)	(4,212)
Decrease in trading account assets	4,653	765
Originations of mortgage loans held for sale	(190,502)	(234,425)
Proceeds from sales of mortgage loans held for sale	314,703	262,283
Loss (gain) on sale of mortgage loans held for sale	296	(2,824)
Decrease in prepaid and other assets	26,375	342,193
Decrease in accrued salaries and benefits	(4,199)	(451)
Increase in other liabilities	884	6,546
Investment securities (losses) gains, net	(1,420)	448
(Gain) loss on sale of other loans held for sale	(2,226)	61
Loss on other real estate	18,624	38,044
Increase in fair value of private equity investments, net	(132)	(899)
Gain on sale of merchant services business	—	(69,466)
Loss on curtailment of post-retirement health benefit plan	398	—
Share-based compensation	833	2,335
Other, net	(8,503)	(1,756)

Net cash provided by operating activities	231,974	474,086

Investing activities
Net increase in interest earning deposits with banks	(5,771)	(283)
Net decrease in federal funds sold and securities purchased under resale agreements	30,564	37,567
Net increase (decrease) in interest bearing funds with Federal Reserve Bank	562,012	(924,855)
Proceeds from maturities and principal collections of investment securities available for sale	315,486	271,234
Proceeds from sales of investment securities available for sale	9,042	219
Purchases of investment securities available for sale	(242,292)	(318,848)
Proceeds from sale of loans	71,861	—
Proceeds from sale of other loans held for sale	34,245	10,004
Principal repayments by borrowers on impaired loans held for sale	24,638	2,110
Proceeds from sale of other real estate	39,004	78,641
Net decrease in loans	232,370	495,633
Purchases of premises and equipment	(3,129)	(5,093)
Proceeds from disposals of premises and equipment	43	1,310
Proceeds from sale of merchant services business	—	69,466

Net cash provided by (used in) investing activities	1,068,073	(282,895)

Financing activities
Net (decrease) increase in demand and savings deposits	(421,015)	181,545
Net decrease in certificates of deposit	(873,410)	(435,030)
Net decrease in federal funds purchased and other short-term borrowings	(74,017)	(24,083)
Principal repayments on long-term debt	(58,476)	(46,487)
Proceeds from issuance of long-term debt	165,000	165,000
Dividends paid to common shareholders	(7,851)	(4,901)
Dividends paid to preferred shareholders	(12,098)	(12,098)
Proceeds from issuance of common stock	—	1

Net cash used in financing activities	(1,281,867)	(176,053)

Increase in cash and cash equivalents	18,180	15,138
Cash and due from banks at beginning of period	389,021	564,482

Cash and due from banks at end of period	$407,201	579,620

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Synovus Financial Corp. (Synovus) consolidated financial statements and related notes appearing in Synovus’ annual report on Form 10-K/A for the year ended December 31, 2010 (“Synovus’ 2010 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”).

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

Material estimates that are particularly susceptible to significant change relate to the determination of the fair value of investments; the allowance for loan losses; the valuation of other real estate; the valuation of impaired and other loans held for sale; the valuation of long-lived assets, and other intangible assets; the valuation of deferred tax assets; and the disclosures of contingent assets and liabilities. In connection with the determination of the allowance for loan losses and the valuation of certain impaired loans and other real estate, management obtains independent appraisals for significant properties and properties collateralizing impaired loans. For valuation of impaired loans and other real estate, management also considers other factors or recent developments such as changes in absorption rates or market conditions at the time of valuation and anticipated sales values based on management’s plans for disposition.

A substantial portion of Synovus’ loans are secured by real estate in five southeastern states (Georgia, Alabama, Florida, South Carolina, and Tennessee). Accordingly, the ultimate collectability of a substantial portion of Synovus’ loan portfolio is susceptible to changes in market conditions in these areas. Total commercial real estate loans represent 38.4% of the total loan portfolio at March 31, 2011. Due to declines in economic indicators and real estate values, the loans in the commercial real estate portfolio may have a greater risk of non-collection than other loans. Based on available information, management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the ability of borrowers to repay their loans, and management’s plans for disposition. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Synovus’ allowance for loan losses. Such agencies may require Synovus to make changes to the allowance for loan losses based on their judgment about information available to them at the time of their examination.

Prior period consolidated financial statements are reclassified whenever necessary to conform to the current period’s presentation.

Synovus has evaluated all transactions, events, and circumstances subsequent to the balance sheet date for consideration or disclosure and has reflected or disclosed those items within the consolidated financial statements and related footnotes as deemed appropriate.

Note 2 - Supplemental Cash Flow Information

For the three months ended March 31, 2011, Synovus received income tax refunds of $285 thousand (net of taxes paid), and for the three months ended March 31, 2010, Synovus received income tax refunds (net of taxes paid) of $328.4 million.

For the three months ended March 31, 2011 and 2010, Synovus paid interest of $53.3 million and $87.4 million, respectively.

Non-cash investing activities consisted of loans of $65.5 million and $100.9 million which were

Notes to Consolidated Financial Statements

foreclosed and transferred to other real estate during the three months ended March 31, 2011 and 2010, respectively; loans of $48.5 million and $53.4 million which were transferred to other loans held for sale during the three months ended March 31, 2011 and 2010, respectively; mortgage loans held for sale of $3.9 million and $225 thousand which were transferred to loans during the three months ended March 31, 2011 and 2010, respectively; and other loans held for sale of $5.4 million which were foreclosed and transferred to other real estate during the three months ended March 31, 2011. There were no other loans held for sale that were foreclosed and transferred to other real estate during the three months ended March 31, 2010.

Note 3 - Restructuring Charges

In January 2011, Synovus announced efficiency and growth initiatives intended to streamline operations, boost productivity, reduce expenses and increase revenue. During the three months ended March 31, 2011, Synovus recognized $24.3 million in restructuring charges including $14.6 million in severance charges, $5.3 million in lease termination expenses, $3.5 million consisting primarily of asset write-downs associated with branch closings, and $900 thousand in professional fees. Of the $24.3 million in restructuring charges expensed during the three months ended March 31, 2011, $8.3 million remained as a liability for accrued restructuring charges at March 31, 2011.

A liability for severance charges was recognized in accordance with the one-time employee termination benefit provisions of ASC 420-10-25 upon management’s commitment to a plan identifying the number of employees to be terminated, the terms of the benefit arrangement, and upon communication of this information to the employees to be terminated. While recognition of restructuring charges is triggered by communication of the plan and benefit information to affected employees, the timing of recognition depends on whether an employee is required to render further service in order to receive the termination benefits. For employees who are not required to render further service in order to receive termination benefits, or who are not required to render service beyond a minimum retention period of 60 days, a liability is recognized on the date of communication to affected employees. For employees who are required to work beyond the minimum retention period in order to receive termination benefits, the fair value of termination benefits at the communication date is recognized ratably over the future service period.

Restructuring charges resulting from the impairment of long-lived assets were recognized in accordance with ASC 360-10-35 upon a significant adverse change in the extent or manner in which a long-lived asset is being used (removed from service), or upon management’s commitment to a plan to sell an asset, and the asset is available for immediate sale, an active program to locate a buyer has been identified, the sale is probable, the asset is being marketed for a price that is reasonable in relation to its current fair value, and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Restructuring charges resulting from lease termination expenses were recognized in accordance with ASC 840-20 and ASC 840-30 upon notifying the lessor of Synovus’ intent to terminate a lease.

Note 4 - Comprehensive Loss

Other comprehensive loss consists of the change in net unrealized losses on cash flow hedges, the change in net unrealized gains (losses) on investment securities available for sale, and the amortization of the post-retirement unfunded health benefit. Comprehensive loss consists of net loss plus other comprehensive loss.

Comprehensive loss for the three months ended March 31, 2011 and 2010 is presented below.

	Three Months Ended March 31,
(in thousands)	2011	2010
Net loss	$(79,408)	(215,682)
Other comprehensive loss, net of tax:
Change in net unrealized gains/losses on cash flow hedges	(3,905)	(4,919)
Change in net unrealized gains/losses on investment securities available for sale, net of reclassification adjustment	(13,104)	789
Amortization of post-retirement unfunded health benefit	—	46

Other comprehensive loss	(17,009)	(4,084)

Comprehensive loss	$(96,417)	(219,766)

Notes to Consolidated Financial Statements

Note 5 - Investment Securities

The following table summarizes Synovus’ available for sale investment securities as of March 31, 2011 and December 31, 2010.

	March 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$251,755	4,727	—	256,482
U.S. Government agency securities	48,010	3,019	(3)	51,026
Securities issued by U.S. Government sponsored enterprises	695,020	14,595	(3,860)	705,755
Mortgage-backed securities issued by U.S. Government agencies	426,410	12,064	(278)	438,196
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,682,577	63,191	(7,500)	1,738,268
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	21,038	723	(2)	21,759
State and municipal securities	35,069	752	(90)	35,731
Equity securities	12,783	289	(737)	12,335
Other investments	85,848	1,083	—	86,931

Total	$3,258,510	100,443	(12,470)	3,346,483

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$251,842	5,830	—	257,672
U.S. Government agency securities	48,107	3,685	(1)	51,791
Securities issued by U.S. Government sponsored enterprises	846,536	18,845	(3,061)	862,320
Mortgage-backed securities issued by U.S. Government agencies	447,502	12,706	(370)	459,838
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,569,955	65,421	(5,931)	1,629,445
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	28,985	1,011	(2)	29,994
State and municipal securities	49,385	1,066	(108)	50,343
Equity securities	11,970	836	—	12,806
Other investments	84,909	1,150	—	86,059

Total	$3,339,191	110,550	(9,473)	3,440,268

At March 31, 2011 and December 31, 2010, investment securities with a carrying value of $2.74 billion and $2.63 billion, respectively, were pledged to secure certain deposits, securities sold under repurchase agreements, and Federal Home Loan Bank (“FHLB”) advances as required by law and contractual agreements.

Synovus has reviewed investment securities that are in an unrealized loss position as of March 31, 2011 and December 31, 2010 in accordance with its accounting policy for other-than-temporary impairment and does not consider them other-than-temporarily impaired. The unrealized losses are related primarily to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that any unrealized losses are other-than-temporarily impaired. These factors include length of time that the security has been in a loss position, the extent that the fair value has been below amortized cost, and the credit standing of the issuer. Synovus does not intend to sell its debt securities, and it is more likely than not that Synovus will not be required to sell the securities prior to recovery or maturity.

Gross unrealized losses on investment securities and the fair value of the related securities aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010 were as follows:

Notes to Consolidated Financial Statements

	March 31, 2011
	Less than 12 Months		12 Months or Longer		Total Fair Value
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	—	—	—	—	—
U.S. Government agency securities	448	(3)	—	—	448	(3)
Securities issued by U.S. Government sponsored enterprises	180,637	(3,860)	—	—	180,637	(3,860)
Mortgage-backed securities issued by U.S. Government agencies	72,387	(278)	—	—	72,387	(278)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	429,672	(6,901)	40,793	(599)	470,465	(7,500)
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	910	(2)	—	—	910	(2)
State and municipal securities	4,474	(60)	1,222	(30)	5,696	(90)
Equity securities	3,348	(737)	—	—	3,348	(737)
Other investments	—	—	—	—	—	—

Total	$691,876	(11,841)	42,015	(629)	733,891	(12,470)

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total Fair Value
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	—	—	—	—	—
U.S. Government agency securities	191	(1)	—	—	191	(1)
Securities issued by U.S. Government sponsored enterprises	181,430	(3,061)	—	—	181,430	(3,061)
Mortgage-backed securities issued by U.S. Government agencies	70,577	(370)	—	—	70,577	(370)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	491,838	(5,931)			491,838	(5,931)
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	1,007	(2)	—	—	1,007	(2)
State and municipal securities	4,643	(70)	1,506	(38)	6,149	(108)
Equity securities	—	—	—	—	—	—
Other investments	—	—	—	—	—	—

Total	$749,686	(9,435)	1,506	(38)	751,192	(9,473)

Notes to Consolidated Financial Statements

The amortized cost and estimated fair value by contractual maturity of investment securities available for sale at March 31, 2011 are shown below. The expected life of mortgage-backed securities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been classified based on the contractual maturity date.

	Distribution of Maturities at March 31, 2011
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Amortized Cost
U.S. Treasury securities	$66,144	185,611	—	—	—	251,755
U.S. Government agency securities	—	2,401	34,479	11,130	—	48,010
Securities issued by U.S. Government sponsored enterprises	57,480	637,540	—	—	—	695,020
Mortgage-backed securities issued by U.S. Government agencies	37	408	311	425,654	—	426,410
Mortgage-backed securities issued by U.S. Government sponsored enterprises	9,100	39,927	400,262	1,233,288	—	1,682,577
Collateralized mortgage-backed securities issued by U.S. Government sponsored enterprises	—	—	1,212	19,826	—	21,038
State and municipal securities	4,804	12,710	12,543	5,012	—	35,069
Other investments	—	81,398	450	4,000	—	85,848
Securities with no stated maturity (equity securities)	—	—	—	—	12,783	12,783

Total	$137,565	959,995	449,257	1,698,910	12,783	3,258,510

Fair Value
U.S. Treasury securities	$66,317	190,165	—	—	—	256,482
U.S. Government agency securities	—	2,464	36,708	11,854	—	51,026
Securities issued by U.S. Government sponsored enterprises	57,712	648,043	—	—	—	705,755
Mortgage-backed securities issued by U.S. Government agencies	39	435	329	437,393	—	438,196
Mortgage-backed securities issued by U.S. Government sponsored enterprises	9,181	41,419	411,795	1,275,873	—	1,738,268
Collateralized mortgage-backed securities issued by U.S. Government sponsored enterprises	—	—	1,231	20,528	—	21,759
State and municipal securities	4,831	13,040	12,842	5,018	—	35,731
Other investments	—	82,481	450	4,000	—	86,931
Securities with no stated maturity (equity securities)	—	—	—	—	12,335	12,335

Total	$138,080	978,047	463,355	1,754,666	12,335	3,346,483

Notes to Consolidated Financial Statements

Note 6 - Other Loans Held for Sale

Loans or pools of loans are transferred to the other loans held for sale portfolio when the intent to hold the loans has changed due to portfolio management or risk mitigation strategies, there is a plan to sell the loans within a reasonable period of time, and the individual loans are specifically identified. The value of the loans or pools of loans is primarily determined by analyzing the underlying collateral of the loan and the anticipated external market prices of similar assets less estimated costs to sell. At the time of transfer, if the estimated net realizable value is less than the carrying amount, the difference is recorded as a charge-off against the allowance for loan losses. Decreases in estimated net realizable value subsequent to the transfer, as well as losses (gains) from sale of these loans, are recognized as a component of non-interest expense. During the three months ended March 31, 2011 and 2010, Synovus transferred loans with a cost basis totaling $73.7 million and $100.6 million, respectively, to the other loans held for sale portfolio. Synovus recognized charge-offs upon transfer on these loans totaling $25.2 million and $47.2 million for the three months ended March 31, 2011 and 2010, respectively. These charge-offs, which resulted in a new cost basis of $48.5 million and $53.4 million for the loans transferred during the three months ended March 31, 2011 and 2010, respectively, were based on the estimated sales price less estimated costs to sell of the loans at the time of transfer.

Note 7 - Loans and Allowance for Loan Losses

Loans outstanding, by classification, are summarized below.

(in thousands)	March 31, 2011	December 31, 2010
Investment properties	$4,913,563	5,059,102
1-4 family properties	1,954,600	2,102,787
Land acquisition	1,196,310	1,218,691

Total commercial real estate	8,064,473	8,380,580

Commercial and industrial	9,064,578	9,264,811

Home equity lines	1,617,842	1,648,039
Consumer mortgages	1,453,568	1,475,261
Credit cards	272,519	284,970
Other retail loans	533,337	542,538

Total retail	3,877,266	3,950,808

Total loans	21,006,317	21,596,199

Deferred fees and costs, net	(8,895)	(10,436)

Total loans, net of deferred fees and costs	$20,997,422	21,585,763

For purposes of the disclosures required pursuant to the adoption of amendments to ASC 310, Receivables, the loan portfolio was disaggregated into segments and then further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for loan losses. There are three loan portfolio segments that include commercial and industrial, commercial real estate, and retail. A class is generally determined based on the initial measurement attribute, risk characteristics of the loan, and an entity’s method for monitoring and assessing credit risk. Commercial and industrial is a separate commercial loan class while commercial loan classes within CRE include investment properties, 1-4 family properties, and land acquisition. Retail loan classes include home equity lines, consumer mortgages, credit cards, and other retail loans.

Notes to Consolidated Financial Statements

Commercial Real Estate Loan Portfolio

Commercial real estate loans consist of investment property loans, 1-4 family properties loans, and land acquisition loans. Commercial real estate loans are primarily originated through Synovus’ local market banking divisions. In accordance with Synovus’ uniform lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight that is proportional to the size and complexity of the lending relationship. Total commercial real estate loans as of March 31, 2011 were $8.06 billion or 38.4% of the total loan portfolio compared to $8.38 billion or 38.8% of the total loan portfolio at December 31, 2010.

Investment Property Loans

Investment property loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Synovus’ investment property portfolio is well diversified with no concentration by property type, geography (other than the fact that most of these loans are in Synovus’ primary market areas of Georgia, Alabama, Tennessee, South Carolina, and Florida), or tenants. These loans are generally recourse in nature with short-term maturities (three years or less), allowing for restructuring opportunities which reduce Synovus’ overall risk exposure. The investment property loans are primarily secured by the property being financed by the loans; however, they may also be secured by real estate or other assets beyond the property being financed. Investment property loans are subject to the same uniform lending policies referenced above, although such loans have historically been underwritten with stressed interest rates and vacancies. In addition, in early 2008, Synovus placed restrictions on both hotel and shopping center lending to prevent problem loans in these depressed sectors from spreading. These lending restrictions remain in place today. During the fourth quarter of 2009, Synovus began quarterly reviews of all investment property loans of $1 million or more in order to more closely monitor the performance of the portfolio. Total investment property loans as of March 31, 2011 were $4.91 billion or 60.9% of the total commercial real estate loan portfolio and 23.4% of the total loan portfolio compared to $5.06 billion or 60.4% of the total commercial real estate loan portfolio and 23.4% of the total loan portfolio at December 31, 2010.

1-4 Family Properties Loans

1-4 family properties loans include construction loans to homebuilders, commercial mortgage loans to real estate investors, and residential development loans to developers and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. These loans are subject to the same uniform lending policies referenced above. Additionally, underwriting standards for these types of loans include stricter approval requirements as well as more stringent underwriting standards than current regulatory guidelines. Construction and residential development loans are interest only loans and typically carry maturities of three years or less, and 1-4 family rental properties carry maturities of three to five years, with amortization periods up to fifteen to twenty years. Given the recent turmoil in the housing and real estate markets, including falling real estate prices and increasing foreclosures, Synovus has actively and successfully reduced its exposure to residential construction and development and land acquisition loans over the past three years, including its exposure to the Atlanta market. At March 31, 2011, these loans totaled $1.95 billion or 24.2% of the total commercial real estate portfolio and 9.3% of the total loan portfolio compared to $2.10 billion or 25.1% of the total commercial real estate portfolio and 9.7% of the total loan portfolio at December 31, 2010.

Land Acquisition Loans

Land acquisition loans are secured by land held for future development, typically in excess of one year. They have short term maturities and are typically unamortized. These properties are substantially within the Synovus footprint to local borrowers and carry personal guarantees from the principals. They are underwritten based on the loan to value of the collateral and the capacity of the guarantor(s). This portfolio increased during the recession as land loans originally planned for development moved back into inventory for future development. These loans are generally subject to the same uniform lending policies referenced above, and the maximum loan-to-value limit at the time of origination or refinancing is aligned with regulatory requirements. At March 31, 2011, these loans were $1.20 billion or 5.7% of the total loan portfolio compared to $1.22 billion or 5.6% of the total loan portfolio at December 31, 2010.

Notes to Consolidated Financial Statements

Commercial and Industrial Loan Portfolio

The commercial and industrial loan portfolio represents the largest category of Synovus’ total loan portfolio. The commercial and industrial loan portfolio is currently concentrated on small to middle market commercial and industrial lending disbursed throughout a diverse group of industries in the southeast, including health care, finance and insurance, manufacturing, construction, real estate leasing and retail trade. The portfolio is relationship focused and, as a result, Synovus’ lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. Commercial and industrial loans are primarily originated through Synovus’ local market banking divisions and made to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. These loans are subject to the same uniform lending policies referenced above. Approximately 93% of Synovus’ commercial and industrial loans are secured by real estate, business equipment, inventory, and other types of collateral. Total commercial and industrial loans at March 31, 2011 were $9.06 billion, or 43.2%, of the total loan portfolio compared to $9.26 billion or 42.9% of the total loan portfolio at December 31, 2010.

Commercial and industrial lending is a key component of Synovus’ growth strategy. Synovus has actively invested in additional expertise, product offerings and product quality to provide its commercial and industrial clients with increased and enhanced product offerings and customer service. Complementing this investment in commercial and industrial growth, Synovus’ management continues to focus on streamlining and enhancing Synovus’ existing product lines, especially for traditional retail, small business and professional services customers. While lending to small and mid-sized businesses has been Synovus’ traditional focus, Synovus has recently formed a Large Corporate Banking Team to provide lending solutions to larger corporate clients in an effort to strengthen, diversify, and drive growth in Synovus’ commercial and industrial loan portfolio.

Retail Loan Portfolio

The retail loan portfolio consists of a wide variety of loan products offered through Synovus’ banking network, including first and second residential mortgages, home equity lines of credit (“HELOC”), credit card loans, automobile loans, small business loans, and other retail loans. These various types of secured and unsecured retail loans are marketed to qualifying existing clients and to other creditworthy candidates in Synovus’ market area. The majority of Synovus’ retail loans are consumer mortgages and home equity lines secured by first and second liens on residential real estate primarily located in the markets served by Synovus in Georgia, Florida, South Carolina, Alabama, and Tennessee. In accordance with Synovus’ uniform lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight that is proportional to the size and complexity of the lending relationship. Retail loans are subject to the same uniform lending policies referenced above and consist primarily of loans with strong borrower credit scores (most recently measured December 31, 2010 weighted-average Fair Isaac Corporation (“FICO”) scores within the residential real estate portfolio were 750 for HELOC and 740 for Consumer Mortgages), conservative debt-to-income ratios (average debt-to-income ratio of loans approved in the first quarter of 2011 was 29.8%), and loan-to-value ratios based upon prudent guidelines to ensure consistency with Synovus’ overall risk philosophy. Additionally, at origination, loan maturities are determined based on the borrower’s ability to repay and the collateralization of the loan, including the economic life of the asset being pledged. Risk levels 1-6 (descending) are assigned based upon risk scores and are considered “pass” ratings. The retail loan portfolio is sent to a consumer credit reporting agency for a refresh of customers’ credit scores at least annually to determine ongoing consistency or negative migration in the quality of the portfolio. As part of the refresh, revolving lines of credit are reviewed for a material change in financial circumstances and suspended for further advances when warranted. Sub-prime loans are not a part of the retail lending strategy. Total retail loans as of March 31, 2011 were $3.88 billion or 18.5% of the total loan portfolio compared to $3.95 billion or 18.3% at December 31, 2010.

Notes to Consolidated Financial Statements

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio class as of March 31, 2011 and December 31, 2010.

Summary of Current, Accruing Past Due, and Nonaccrual Loans

	March 31, 2011
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater Than 90 Days Past Due	Total Accruing Past Due	Nonaccrual	Total
Investment properties	$4,781,518	14,170	755	14,925	117,120	4,913,563
1-4 family properties	1,651,705	36,323	786	37,109	265,786	1,954,600
Land acquisition	967,843	6,597	467	7,064	221,403	1,196,310

Total commercial real estate	7,401,066	57,090	2,008	59,098	604,309	8,064,473

Commercial and industrial	8,754,887	88,841	2,674	91,515	218,176	9,064,578

Home equity lines	1,581,155	13,411	376	13,787	22,900	1,617,842
Consumer mortgages	1,383,042	23,861	1,631	25,492	45,034	1,453,568
Credit cards	266,116	3,069	3,334	6,403	—	272,519
Other retail loans	522,571	4,992	467	5,459	5,307	533,337

Total retail	3,752,884	45,333	5,808	51,141	73,241	3,877,266

Total loans	$19,908,837	191,264	10,490	201,754	895,726	21,006,317

	December 31, 2010
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater Than 90 Days Past Due	Total Accruing Past Due	Nonaccrual	Total
Investment properties	$4,927,147	21,134	1,398	22,532	109,423	5,059,102
1-4 family properties	1,773,062	29,749	2,397	32,146	297,579	2,102,787
Land acquisition	998,658	12,656	2,853	15,509	204,524	1,218,691

Total commercial real estate	7,698,867	63,539	6,648	70,187	611,526	8,380,580

Commercial and industrial	8,998,715	50,248	4,230	54,478	211,618	9,264,811

Home equity lines	1,616,006	14,132	153	14,285	17,748	1,648,039
Consumer mortgages	1,405,781	22,979	1,153	24,132	45,348	1,475,261
Credit cards	277,442	3,715	3,813	7,528	—	284,970
Other retail loans	531,010	5,921	225	6,146	5,382	542,538

Total retail	3,830,239	46,747	5,344	52,091	68,478	3,950,808

Total loans	$20,527,821	160,534	16,222	176,756	891,622	21,596,199

Nonaccrual loans as of March 31, 2011 and December 31, 2010 were $895.7 million and $891.6 million, respectively. Interest income on nonaccrual loans outstanding at March 31, 2011 and December 31, 2010 that would have been recorded for the three months ended March 31, 2011 and December 31, 2010 if the loans had been accruing was $21.7 million and $21.9 million, respectively. Interest income recorded for the three months ended March 31, 2011 and December 31, 2010 on these loans was $3.8 million and $4.9 million as of March 31, 2011 and December 31, 2010, respectively.

The credit quality of the loan portfolio is summarized no less frequently than quarterly using the standard asset classification system utilized by the federal banking agencies. These classifications are divided into three groups - Not Classified (“Pass”), Special Mention, and Classified or Adverse rating (“Substandard”, “Doubtful”, and “Loss”) and are defined as follows:

Pass - loans which are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

Special Mention - loans which have potential weaknesses that deserve management’s close attention. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

Substandard - loans which are inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Loans with this classification are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Notes to Consolidated Financial Statements

Doubtful - loans which have all the weaknesses inherent in loans classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently known facts, conditions, and values.

Loss - loans which are considered by management to be uncollectible and of such little value that its continuance on the institution’s books as an asset, without establishment of a specific valuation allowance or charge-off is not warranted.

When a retail loan reaches 90 days past due, it is downgraded to substandard, and upon reaching 120 days past due, it is downgraded to loss and charged off, in accordance with the Federal Financial Institutions Examination Council’s (“FFIEC”) Uniform Retail Credit Classification and Account Management Policy.

Loan Portfolio Credit Exposure by Risk Grade
	March 31, 2011
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful	Loss		Total
Investment properties	$3,526,931	903,755	466,646	16,231	—		4,913,563
1-4 family properties	1,069,827	354,201	508,216	22,356	—		1,954,600
Land acquisition	501,186	171,710	519,837	3,577	—		1,196,310

Total commercial real estate	5,097,944	1,429,666	1,494,699	42,164	—		8,064,473

Commercial and industrial	7,098,739	1,098,802	847,267	19,763	7	(2)	9,064,578

Home equity lines	1,577,781	—	38,282	—	1,779	(4)	1,617,842
Consumer mortgages	1,398,729	—	53,912	—	927	(4)	1,453,568
Credit cards	269,186	—	3,333	—	—		272,519
Other retail loans	521,232	—	11,576	—	529	(4)	533,337

Total retail	3,766,928	—	107,103	—	3,235		3,877,266

Total loans	$15,963,611	2,528,468	2,449,069	61,927	3,242		21,006,317

	December 31, 2010
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful	Loss		Total
Investment properties	$3,650,849	886,286	507,912	14,055	—		5,059,102
1-4 family properties	1,132,634	383,287	573,364	13,502	—		2,102,787
Land acquisition	512,531	158,107	545,167	2,886	—		1,218,691

Total commercial real estate	5,296,014	1,427,680	1,626,443	30,443	—		8,380,580

Commercial and industrial	7,324,860	1,075,590	842,156	22,196	9	(3)	9,264,811

Home equity lines	1,610,285	—	37,229	—	525	(4)	1,648,039
Consumer mortgages	1,412,630	—	62,334	—	297	(4)	1,475,261
Credit cards	284,970	—	—	—	—		284,970
Other retail loans	530,573	—	11,275	—	690	(4)	542,538

Total retail	3,838,458	—	110,838	—	1,512		3,950,808

Total loans	$16,459,332	2,503,270	2,579,437	52,639	1,521		21,596,199

(1)	Includes $831.1 million and $837.8 million of nonaccrual substandard loans at March 31, 2011 and December 31, 2010, respectively.
(2)	Amount is fully reserved at March 31, 2011 and will be charged off during the second quarter of 2011.
(3)	Amount is fully reserved at December 31, 2010 and was charged off during the first quarter of 2011.
(4)

Represent amounts that were 120 days past due. Per regulatory guidance, these credits are downgraded to the loss category with an allowance for loan losses equal to the full loan amount and are charged off in the subsequent quarter.

Notes to Consolidated Financial Statements

The following table details the change in the allowance for loan losses from March 31, 2011 to March 31, 2010 by loan segment.

Allowance for Loan Losses and Recorded Investment in Loans

	As Of and For The Three Months Ended March 31, 2011
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses
Beginning balance	$353,923	222,058	43,478	84,088	703,547
Charge-offs	(115,113)	(42,401)	(23,261)	—	(180,775)
Recoveries	6,953	4,071	2,884	—	13,908
Provision	91,367	32,635	19,941	(2,197)	141,746

Ending balance	$337,130	216,363	43,042	81,891	678,426

Ending balance: individually evaluated for impairment	$60,173	27,642	1,695	—	89,510

Loans
Ending balance	$8,064,473	9,064,578	3,877,266	—	21,006,317	(1)

Ending balance: individually evaluated for impairment	$876,806	276,832	32,676	—	1,186,314

	As Of and For The Three Months Ended March 31, 2010
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses
Beginning balance	$619,179	186,311	54,526	83,709	943,725
Charge-offs	(225,663)	(67,644)	(33,193)	—	(326,500)
Recoveries	4,948	3,415	2,161	—	10,524
Provision	238,594	68,683	30,185	3,486	340,948

Ending balance	$637,058	190,765	53,679	87,195	968,697

Ending balance: individually evaluated for impairment	$155,997	20,627	133	—	176,757

Loans
Ending balance	$10,236,109	10,076,075	4,121,933	—	24,434,117	(2)

Ending balance: individually evaluated for impairment	$1,279,974	247,554	11,497	—	1,539,025

(1)	Total excludes $8.9 million in net deferred fees and costs.
(2)	Total excludes $17.0 million in net deferred fees and costs.

Impaired Loans (including accruing TDRs)

	At March 31, 2011			Three Months Ended March 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$58,870	99,753	—	67,154	—
1-4 family properties	179,336	403,627	—	202,573	—
Land acquisition	184,733	303,032	—	166,047	—

Total commercial real estate	422,939	806,412	—	435,774	—

Commercial and industrial	77,886	120,572	—	78,104	—

Home equity lines	4,651	6,631	—	4,062	—
Consumer mortgages	3,099	4,566	—	4,008	—
Credit cards	—	—	—	—	—
Other retail loans	8	10	—	8	—

Total retail	7,758	11,207		8,078

Total	508,583	938,191	—	521,956	—

Notes to Consolidated Financial Statements

With allowance recorded
Investment properties	259,889	269,843	28,352	248,533	1,432
1-4 family properties	104,807	111,907	15,934	91,466	486
Land acquisition	89,171	91,833	15,887	89,810	653

Total commercial real estate	453,867	473,583	60,173	429,809	2,571

Commercial and industrial	198,946	206,752	27,642	202,819	1,410

Home equity lines	2,535	4,679	767	3,232	7
Consumer mortgages	21,542	19,156	915	9,437	19
Credit cards	—	—	—	—	—
Other retail loans	841	843	13	341	1

Total retail	24,918	24,678	1,695	13,010	27

Total	677,731	705,013	89,510	645,638	4,008

Total impaired loans	$1,186,314	1,643,204		1,167,594

	December 31, 2010
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Investment properties	$72,978	124,689	—
1-4 family properties	204,548	452,338	—
Land acquisition	160,842	273,135	—

Total commercial real estate	438,368	850,162	—

Commercial and industrial	78,761	125,600	—

Home equity lines	3,775	5,572	—
Consumer mortgages	5,424	7,588	—
Credit cards	—	—	—
Other retail loans	9	10	—

Total retail	9,208	13,170

Total	526,337	988,932	—

With allowance recorded
Investment properties	197,118	197,443	17,538
1-4 family properties	85,460	89,705	22,317
Land acquisition	88,631	91,772	14,111

Total commercial real estate	371,209	378,920	53,966

Commercial and industrial	196,294	199,337	30,222

Home equity lines	3,199	3,200	247
Consumer mortgages	3,396	3,396	799
Credit cards	—	—	—
Other retail loans	79	79	5

Total retail	6,674	6,675	1,051

Total	574,177	584,932	85,239

Total impaired loans	$1,100,514	1,573,864

The average recorded investment in impaired loans was $1.31 billion for the three months ended December 31, 2010. Excluding accruing TDRs, there was no interest income recognized for the investment in impaired loans for the three months ended December 31, 2010. Interest income recognized for accruing TDRs was $6.5 million for the three months ended December 31, 2010.

During the first quarter of 2011, Synovus completed loan sales with total carrying values of approximately $148 million, and these asset sales were comprised of $102.0 million of commercial real estate loans, $37.3 million of commercial and industrial loans, and $8.7 million of retail loans. Synovus did not have any significant purchases of loans during the first quarter of 2011. Synovus had $48.5 million of loans that were transferred to held-for-sale during the first quarter of 2011, and these held-for-sale loans included $44.2 million of commercial real estate loans, $3.3 million of commercial and industrial loans, and $1.0 million of retail loans.

Note 8 - Other Real Estate

Other real estate (“ORE”) consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans. In accordance with provisions of Accounting Standards Codification (“ASC”) 310-10-35 regarding subsequent measurement of loans for

Notes to Consolidated Financial Statements

impairment and ASC 310-40-15 regarding accounting for troubled debt restructurings by a creditor, a loan is classified as an in-substance foreclosure when Synovus has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

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

The carrying value of ORE was $269.3 million and $261.3 million at March 31, 2011 and December 31, 2010, respectively. During the three months ended March 31, 2011 and 2010, approximately $65.5 million and $100.9 million of loans were foreclosed and transferred to other real estate, respectively. During the three months ended March 31, 2011 and 2010, Synovus recognized foreclosed real estate expenses of $24.7 million and $45.5 million, respectively. These expenses included write-downs to net realizable value subsequent to the date of foreclosure and losses resulting from sales transactions which have already closed totaling $18.6 million and $38.0 million for the three months ended March 31, 2011 and 2010, respectively.

Note 9 - Fair Value Accounting

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

Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government sponsored agency securities, mortgage-backed securities issued by U.S. Government sponsored enterprises and agencies, obligations of states and municipalities, collateralized mortgage obligations issued by U.S. Government sponsored enterprises, derivative contracts, and mortgage loans held-for-sale.

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

Notes to Consolidated Financial Statements

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

Trading Account Assets/Liabilities and Investment Securities Available-for-Sale

The fair values of trading account assets and liabilities and investment securities available-for-sale are primarily based on actively traded markets where prices are based on either quoted market prices or observed transactions. These securities are classified as Level 1 within the valuation hierarchy and include U.S. Treasury securities and equity securities. Liquidity is a significant factor in the determination of the fair value of certain trading account assets and liabilities and certain available-for-sale securities. The fair values of these instruments also take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information, volatility, and U.S. Treasury and swap curves. When quoted market prices are not available, which generally occurs due to the lack of liquidity for certain securities, fair values are estimated using bid prices and quoted market prices of pool or tranches of securities with similar characteristics. These types of securities are classified as Level 2 within the valuation hierarchy and consist of collateralized mortgage obligations, mortgage-backed debt securities, debt securities of U.S. Government-sponsored enterprises and agencies, corporate debt, and state and municipal bonds. In both cases, Synovus has evaluated the valuation methodologies of its third-party pricing services to determine whether such valuations are representative of an exit price in Synovus’ principal markets and corporate bonds. In a few cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy.

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

Private Equity Investments

Private equity investments consist of equity method invesments in venture capital funds. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. Based on these factors, the ultimate realizable value of these investments could differ significantly from the value reflected in the accompanying financial statements. Private equity investments are valued initially based upon transaction price. Thereafter, Synovus uses information provided by the fund managers in the determination of estimated fair value. Valuation factors such as recent or proposed purchase or sale of debt or equity of the issuer, pricing by other dealers in similar securities, size of position held, liquidity of the market, and changes in economic conditions affecting the issuer, are used in the determination of estimated fair value. These private equity investments are classified as Level 3 within the valuation hierarchy.

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

In November 2009, Synovus sold certain Visa Class B shares to another Visa USA member financial institution. The sales price was based on the Visa stock conversion ratio in effect at the time for conversion of Visa Class B shares to Visa Class A unrestricted shares at a future date. In conjunction with the sale, Synovus entered into a derivative contract with the purchaser (the “Visa Derivative”) which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The fair value of the Visa derivative is measured using a discounted cash flow methodology for estimated future cash flows determined through use of probability weighting for estimates of Visa’s aggregate exposure to the covered litigation. The conversion rate derivative is classified as Level 3 within the valuation hierarchy as the value is determined using discounted cash flow methodologies and involves unobservable inputs which are not supported by market activity for the liability.

Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Synovus adopted certain of the new disclosure requirements of ASU 2010-06, Improving Disclosures about Fair Value Measurements, effective January 1, 2010. The guidance requires fair value disclosures by class of assets and liabilities rather than by major category. For equity and debt securities, class was determined based on the nature and risks of the investments. Transfers between levels were inconsequential for the three months ended March 31, 2011 and the year ended December 31, 2010. The following table presents all financial instruments measured at fair value on a recurring basis, including financial instruments for which Synovus has elected the fair value option as of March 31, 2011 and December 31, 2010, according to the valuation hierarchy included in ASC 820-10.

	March 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total Assets/Liabilities at Fair Value
Assets
Trading securities:
U.S. Treasury securities	$—	—	—	—
Mortgage-backed securities issued by U.S. Government agencies	—	—	—	—
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	6,220	—	6,220
Other U.S. Government agencies	—	—	—	—
State and municipal securities	—	227	—	227
Corporate and other debt	—	11,148	—	11,148
Equity, mutual funds, and other	46	—	—	46

Total trading securities	46	17,595	—	17,641
Mortgage loans held for sale	—	112,246	—	112,246
Investment securities available for sale:
U.S. Treasury securities	256,482	—	—	256,482
U.S. Government agency securities	—	51,026	—	51,026
Securities issued by U.S. Government sponsored enterprises	—	705,755	—	705,755
Mortgage-backed securities issued by U.S. Government agencies	—	438,196	—	438,196
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	1,738,268	—	1,738,268
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	21,759	—	21,759
State and municipal securities	—	35,731	—	35,731
Equity securities	7,052	—	5,283	12,335
Other investments(1)	—	81,421	5,510	86,931

Total investment securities available for sale	263,534	3,072,156	10,793	3,346,483
Private equity investments	—	—	20,198	20,198
Derivative assets:
Interest rate contracts	—	72,875	—	72,875
Mortgage derivatives	—	—	1,399	1,399

Total derivative assets	$—	72,875	1,399	74,274

Liabilities
Trading account liabilities:
U.S. Treasury securities	$—	—	—	—
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	—	—	—
Total trading liabilities	—	—	—	—

Derivative liabilities:
Interest rate contracts	—	74,726	—	74,726
Mortgage derivatives	—	555	—	555
Other derivative liability contracts(2)	—	—	5,475	5,475

Total derivative liabilities	$—	75,281	5,475	80,756

Notes to Consolidated Financial Statements

	December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total Assets/Liabilities at Fair Value
Assets
Trading securities:
U.S. Treasury securities	$1,393	—	—	1,393
Mortgage-backed securities issued by U.S. Government agencies	—	—	—	—
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	6,254	—	6,254
Other U.S. Government agencies	—	—	—	—
State and municipal securities	—	834	—	834
All other residential mortgage-backed securities	—	13,768	—	13,768
Equity, mutual funds, and other	45	—	—	45

Total trading securities	1,438	20,856	—	22,294
Mortgage loans held for sale	—	232,839	—	232,839
Investment securities available for sale:
U.S. Treasury securities	257,672	—	—	257,672
U.S. Government agency securities	—	51,791	—	51,791
Securities issued by U.S. Government sponsored enterprises	—	862,320	—	862,320
Mortgage-backed securities issued by U.S. Government agencies	—	459,838	—	459,838
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	1,629,445	—	1,629,445
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	29,994	—	29,994
State and municipal securities	—	50,343	—	50,343
Equity securities	6,632	—	6,174	12,806
Other investments(1)	—	81,611	4,448	86,059

Total investment securities available for sale	264,304	3,165,342	10,622	3,440,268
Private equity investments	—	—	47,357	47,357
Derivative assets:
Interest rate contracts	—	85,070	—	85,070
Mortgage derivatives	—	—	1,290	1,290

Total derivative assets	$—	85,070	1,290	86,360

Liabilities
Trading account liabilities:
U.S. Treasury securities	$—	—	—	—
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	—	—	—

Total trading liabilities	—	—	—	—
Derivative liabilities:
Interest rate contracts	—	85,588	—	85,588
Mortgage derivatives	—	1,780	—	1,780
Other derivative liability contracts(2)	—	—	5,470	5,470

Total derivative liabilities	$—	87,368	5,470	92,838

(1)	Based on analysis of the nature and risks of these investments, Synovus has determined that presenting these investments as a single asset class is appropriate.
(2)	Represents the Visa derivative.

Notes to Consolidated Financial Statements

Changes in Fair Value - FVO Items

The following table presents the changes in fair value included in the consolidated statements of operations for items for which the fair value election was made. The table does not reflect the change in fair value attributable to the related economic hedge Synovus uses to mitigate interest rate risk associated with the financial instruments. These changes in fair value were recorded as a component of mortgage banking income and other non-interest income, as appropriate.

Three Months Ended March 31, 2011
(in thousands)	Total Changes in Fair Value Recorded
Mortgage loans held for sale	$3,103

Three Months Ended March 31, 2010
Total Changes in Fair Value Recorded
Mortgage loans held for sale	$(52)

Changes in Level 3 Fair Value Measurements

As noted above, Synovus uses significant unobservable inputs (“Level 3”) to fair-value certain assets and liabilities as of March 31, 2011 and 2010. The table below includes a roll forward of the balance sheet amount for the three months ended March 31, 2011 and 2010 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis.

	Three Months Ended March 31,
	2011			2010
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Liability Contracts	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Liability Contracts
Beginning balance, January 1,	$10,622	47,357	5,470	13,326	48,463	12,862
Total gains (losses) realized/unrealized:
Included in earnings(1)	1,000	132	5	—	899	47
Unrealized gains (losses) included in other comprehensive income	(829)	—	—	(196)	—	—
Change from consolidated to equity method investment	—	(27,291)	—	—	—	—
Purchases	—	—	—	—	3,112	—
Sales	—	—	—	(13)	—	—
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—

Ending balance, March 31,	10,793	20,198	5,475	13,117	52,474	12,909

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at March 31,	1,000	132	5	—	899	47

(1)	Included in earnings as a component of other non-interest income.

Notes to Consolidated Financial Statements

Assets Measured at Fair Value on a Non-recurring Basis

The following table presents certain assets and liabilities measured at fair value on a non-recurring basis for which an impairment had been recognized as of March 31, 2011 or December 31, 2010, and are not included in the previous tables in this note. The amounts below represent only balances measured at fair value during the period and still held as of the reporting date.

	As of March 31, 2011
(in millions)	Level 1	Level 2	Level 3
Impaired loans(1)	$—	—	640.9
Other loans held for sale	—	—	111.1
Other real estate	—	—	269.3

	As of December 31, 2010
	Level 1	Level 2	Level 3
Impaired loans(1)	—	—	636.4
Other loans held for sale	—	—	127.4
Other real estate	—	—	261.3

(1)	Impaired loans that are collateral-dependent.

Fair Value of Financial Instruments

The following table presents the carrying and estimated fair values of on-balance sheet financial instruments at March 31, 2011 and December 31, 2010. The fair value represents management’s best estimates based on a range of methodologies and assumptions.

Cash and due from banks, interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements are repriced on a short-term basis; as such, the carrying value closely approximates fair value.

Notes to Consolidated Financial Statements

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

	March 31, 2011		December 31, 2010
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and due from banks	$407,201	$407,201	389,021	389,021
Interest bearing funds with Federal Reserve Bank	2,541,884	2,541,884	3,103,896	3,103,896
Interest earning deposits with banks	22,217	22,217	16,446	16,446
Federal funds sold and securities purchased under resale agreements	129,938	129,938	160,502	160,502
Trading account assets	17,641	17,641	22,294	22,294
Mortgage loans held for sale	112,246	112,246	232,839	232,839
Other loans held for sale	111,057	111,057	127,365	127,365
Investment securities available for sale	3,346,483	3,346,483	3,440,268	3,440,268
Private equity investments	20,198	20,198	47,357	47,357
Loans, net	20,318,996	20,316,393	20,882,216	20,745,839
Derivative asset positions	74,274	74,274	86,360	86,360

Financial liabilities
Non-interest bearing deposits	$4,698,580	4,698,580	4,298,372	4,298,372
Interest bearing deposits	18,507,299	18,561,728	20,201,932	20,270,594
Federal funds purchased and other short-term borrowings	425,209	425,209	499,226	499,226
Trading account liabilities	—	—	—	—
Long-term debt	1,912,954	1,875,178	1,808,161	1,726,752
Derivative liability positions	80,756	80,756	92,838	92,838

Note 10 - Derivative Instruments

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

Synovus utilizes interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating rate interest rate payment obligations without the exchange of underlying principal amounts.

The receive fixed interest rate swap contracts at March 31, 2011 are being utilized to hedge $50 million in floating rate loans. A summary of interest rate

Notes to Consolidated Financial Statements

contracts and their terms at March 31, 2011 is shown below. In accordance with the provisions of ASC 815, the fair value (net unrealized gains and losses) of these contracts has been recorded on the consolidated balance sheets. Synovus also uses such contracts to hedge fixed rate liabilities; however, no such hedges existed as of March 31, 2011.

		Weighted-average
	Notional Amount	Receive Rate	Pay Rate(1)	Maturity In Months	Fair Value
(dollars in thousands)					Assets	Liabilities
Receive fixed interest rate swaps:
Cash flow hedges	$50,000	8.18%	3.25	5	$1,095	—

(1)	Variable pay rate based upon contract rate in effect at March 31, 2011.

Cash Flow Hedges

Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of operations as a component of other non-interest income. As of March 31, 2011, there was no cumulative ineffectiveness for Synovus’ portfolio of cash flow hedges.

Synovus expects to reclassify from accumulated other comprehensive income (loss) approximately $8.5 million to pre-tax income during the next twelve months as the related payments for interest rate swaps and amortization of deferred gains (losses) are recorded.

Fair Value Hedges

Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair market value of various fixed rate liabilities due to changes in the benchmark interest rate London Interbank Offered Rate (“LIBOR”). Synovus calculates effectiveness of the fair value hedges quarterly using regression analysis. As of March 31, 2011, there were no fair value hedges outstanding, and therefore, no cumulative ineffectiveness. Ineffectiveness from fair value hedges is recognized in the consolidated statements of operations as a component of other non-interest income.

Customer Related Derivative Positions

Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the interest rate risk. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of March 31, 2011, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.70 billion, a decrease of $193.6 million compared to December 31, 2010.

Notes to Consolidated Financial Statements

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

At March 31, 2011, Synovus had commitments to fund primarily fixed-rate mortgage loans to customers in the amount of $114.0 million. The fair value of these commitments at a locked interest rate at March 31, 2011 resulted in an unrealized gain of $1.4 million which was recorded as a component of mortgage banking income in the consolidated statements of operations.

At March 31, 2011, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $172.0 million. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates which could affect the fair value of mortgage loans held for sale and outstanding commitments to originate residential mortgage loans for resale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans at March 31, 2011 resulted in an unrealized loss of $555 thousand which was recorded as a component of mortgage banking income in the consolidated statements of operations.

Counterparty Credit Risk and Collateral

Entering into derivative contracts potentially exposes Synovus to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Synovus assesses the credit risk of its dealer counterparties by regularly monitoring publicly available credit rating information and other market indicators. Dealer collateral requirements are determined via risk-based policies and procedures and in accordance with existing agreements. Synovus seeks to minimize dealer credit risk by dealing with highly rated counterparties and by obtaining collateral for exposures above certain predetermined limits. Management closely monitors credit conditions within the customer swap portfolio which management deems higher risk than dealer counterparties. Collateral is secured at origination and credit related fair value adjustments are recorded against the asset value of the derivative as deemed necessary based upon an analysis which includes consideration of the current asset value of the swap, customer credit rating, collateral value, and current economic conditions. The fair value of customer swap asset positions was $71.8 million as of March 31, 2011. Such asset values fluctuate based upon current interest rates regardless of changes in notional amounts and changes in customer specific risk.

Collateral Contingencies

Certain of Synovus’ derivative instruments contain provisions that require Synovus to maintain an investment grade credit rating from each of the major credit rating agencies. When Synovus’ credit rating falls below investment grade, these provisions allow the counterparties of the derivative instrument to demand immediate and ongoing full collateralization on derivative instruments in net liability positions and, for certain counterparties, request immediate termination. As Synovus’ current rating is below investment grade, Synovus is required to post additional collateral against these positions. As of March 31, 2011, collateral of $125.8 million, in the form of cash and U.S. government issued securities, has been pledged to fully collateralize these derivative liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2011 was $80.2 million.

Notes to Consolidated Financial Statements

The impact of derivatives on the balance sheet at March 31, 2011 and 2010 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
		March 31,				March 31,
(in thousands)	Balance Sheet Location	2011	2010	Balance Sheet Location		2011	2010
Derivatives Designated as Hedging Instruments
Interest rate contracts:
Fair value hedges	Other assets	$—	507	Other liabilities		$—	—
Cash flow hedges	Other assets	1,095	17,395	Other liabilities		—	—

Total derivatives designated as hedging instruments		$1,095	17,902			$—	—

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Other assets	$71,780	88,981	Other liabilities		$74,726	91,391
Mortgage derivatives	Other assets	1,399	1,182	Other liabilities	(1)	555	(1,166)
Other contract	Other assets	—	—	Other contract		5,475	12,909

Total derivatives not designated as hedging instruments		$73,179	90,163			$80,756	103,134

Total derivatives		$74,274	108,065			$80,756	103,134

(1)	As of March 31, 2010, the fair value of commitments to sell mortgage loans resulted in an unrealized gain of $1.2 million. Said amount was reflected as a contra-liability as of March 31, 2010.

The effect of cash flow hedges on the consolidated statements of operations for the three months ended March 31, 2011 and 2010 is presented below.

	Amount of Gain (Loss) Recognized in OCI on Derivative Effective Portion		Location of Gain (Loss) Reclassified from OCI into Income Effective Portion		Amount of Gain (Loss) Reclassified from OCI into Income Effective Portion		Location of Gain (Loss) Recognized in Income Ineffective Portion	Amount of Gain (Loss) Recognized in Income Ineffective Portion
	Three Months Ended March 31,				Three Months Ended March 31,			Three Months Ended March 31,
(in thousands)	2011	2010			2011	2010		2011	2010
Interest rate contracts	$(1,316)	511	Interest Income (Expense	)	$2,588	(5,430)	Other Non-interest Income	$—	(11)

Notes to Consolidated Financial Statements

The effect of fair value hedges on the consolidated statements of operations for the three months ended March 31, 2011 and 2010 is presented below.

	Derivative			Hedged Item
	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income On Hedged Item
		Three Months Ended March 31,			Three Months Ended March 31,
(in thousands)		2011	2010		2011	2010
Derivatives Designated in Fair Value Hedging Relationships
Interest rate contracts(1)	Other Non- interest Income	$—	(484)	Other Non- interest Income	$—	480

Total		$—	(484)		$—	480

Derivatives Not Designated as Hedging Instruments
Interest rate contracts(2)	Other Non- interest Income (Expense)	$19	(1,619)
Mortgage derivatives(3)	Mortgage Revenues	1,333	271

Total		$1,352	(1,348)

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

Note 11 - Share-based Compensation

General Description of Share-based Plans

Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. At March 31, 2011, Synovus had a total of 28,047,677 shares of its authorized but unissued common stock reserved for future grants under the 2007 Omnibus Plan. The Plan permits grants of share-based compensation including stock options, non-vested shares, and restricted share units. The grants generally include vesting periods ranging from three to five years. Stock options are granted at exercise prices which equal the fair market value of a share of common stock on the grant-date. Non-vested shares and restricted share units are awarded at no cost to the recipient upon their grant. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units in the form of additional restricted share units that vest over the same vesting period as the original restricted share unit grant. Dividends are paid on non-vested shares during the holding period and the non-vested shares are entitled to voting rights.

Share-based Compensation Expense

Synovus’ share-based compensation costs are recorded as a component of salaries and other personnel expense in the consolidated statements of operations. Share-based compensation expense for service-based awards is recognized net of estimated forfeitures for plan participants on a straight-line basis over the vesting period. Total share-based compensation expense was $833 thousand for the three months ended March 31, 2011 down from $2.3 million for the three months ended March 31, 2010.

Notes to Consolidated Financial Statements

Restricted Share Units and Non-vested Shares

During the three months ended March 31, 2011, Synovus awarded an aggregate amount of 3,689,841 restricted share units to key employees throughout the Synovus organization. The majority of the awards contain a service-based vesting period of two years. In addition to the service vesting requirement, certain awards made to senior management include repayment of TARP vesting requirements and profitability vesting requirements. The weighted average grant-date fair value of the awarded stock units was $2.67. At March 31, 2011, there were 4,487,755 restricted share units and non-vested shares outstanding with a weighted average grant-date fair value of $2.85.

Stock Option Awards

During the three months ended March 31, 2011, 3,346,914 options were cancelled or expired. At March 31, 2011, there were 18,376,467 options to purchase shares of Synovus’ common stock outstanding with a weighted-average exercise price of $10.62.

Note 12 - Retiree Medical Plan Curtailment

In December 2010, management amended the Synovus Retiree Medical Plan (the “Retiree Medical Plan” or the “Plan”). Under the provisions of the Retiree Medical Plan, employees who terminated employment after becoming eligible for early retirement (attaining age 50 with 15 or more years of service) could elect medical coverage for themselves and their eligible dependents. This coverage may continue until the former employee (or his spouse) reaches age 65 or cover eligible dependents in accordance with the Plan’s provision. Per the amendment, Synovus eliminated the post retirement medical plan coverage for all employees who retired on or after March 1, 2011. Participants who are already receiving benefits under the Retiree Medical Plan will continue to receive benefits under the Plan. At March 31, 2011, the Retiree Medical Plan had 141 participants.

The amendment is considered a “curtailment event” under ASC 715 because it eliminates the accrual of defined benefits for all of the future services of a significant number of active employees. At the time of the Plan amendment, Synovus estimated the number of eligible participants that would elect coverage by the specified deadline of March 31, 2011 to calculate the $7.1 million curtailment gain that was recognized during 2010. Based on the actual number of retirees who elected medical coverage for themselves and/or their eligible dependents, the actual curtailment gain is $6.7 million, which resulted in an adjustment of $398 thousand to the curtailment gain that was recorded during the three months ended March 31, 2011.

Note 13 - Variable Interest Entities

Synovus has a contractual ownership or other interest in certain variable interest entities (“VIEs”) for which the fair value of the VIE’s net assets may change exclusive of variable interests. Under ASC 810-10-65, Synovus is deemed to be the primary beneficiary and required to consolidate a VIE if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810-10-65, as amended, requires continual reconsideration of conclusions reached regarding which interest holder is a VIE’s primary beneficiary.

Synovus’ involvement with VIEs is discussed below. Synovus consolidates VIEs for which it is deemed the primary beneficiary.

Consolidated Variable Interest Entities

Rabbi Trusts - Synovus has established certain rabbi trusts related to deferred compensation plans offered to its employees. Synovus contributes employee cash compensation deferrals to the trusts and directs the underlying investments made by the trusts. The assets of these trusts are available to creditors of Synovus only in the event that Synovus becomes insolvent. These trusts are considered VIEs because either there is no equity at risk in the trusts or because Synovus provided the equity interest to its employees in exchange for services rendered. Synovus is considered the primary beneficiary of the rabbi trusts as it has the ability to direct the underlying investments made by the trusts, the activities that most significantly impact the economic performance of the rabbi trusts. Synovus includes the assets of the rabbi trusts as a component of other assets and a corresponding liability for the associated benefit obligation in other liabilities in its consolidated balance sheet. At March 31, 2011, the aggregate amount of rabbi trust assets and benefit obligation was $11.4 million.

Non-consolidated Variable Interest Entities

Low Income Housing Tax Credit Partnerships - Synovus and its subsidiary bank make equity investments as a limited partner in various partnerships which are engaged in the development and

Notes to Consolidated Financial Statements

operation of affordable multi-family housing utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to earn a return on the investment and to support community reinvestment initiatives of Synovus’ subsidiary bank. The activities of these LIHTC partnerships are limited to development and operation of multi-family housing that is leased to qualifying residential tenants. These partnerships are generally located in southeastern communities where Synovus has a banking presence and are considered VIEs because Synovus, as the holder of an equity investment at risk, does not have voting or similar rights and does not participate in the management or direct the operations of the partnerships (activities which affect the success of the partnerships). Synovus provides construction lending for certain of the LIHTC partnerships in which it also has an equity investment. Synovus is at risk for the amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan but has no obligation to fund the operations or working capital of the partnerships. The general partners of these partnerships are considered the primary beneficiaries because they are charged with management responsibility which give them the power to direct the activities that most significantly impact the financial performance of the partnerships, and they are exposed to losses beyond Synovus’ equity investment. At March 31, 2011, the aggregate carrying value of Synovus’ investments in LIHTC partnerships was $15.6 million and the cumulative amount of equity investments was $28.9 million. Synovus uses the equity method of accounting for these investments which are included as a component of other assets on Synovus’ consolidated balance sheet. At March 31, 2011, Synovus had a commitment to fund a remaining $458 thousand equity investment in a LIHTC partnership subject to satisfaction of certain performance criteria by the general partner.

Historic Rehabilitation Partnerships - Synovus and its subsidiary bank make equity investments as a limited partner in various partnerships which are engaged in the preservation, renovation, and rehabilitation of historic structures and the subsequent operation of those structures as commercial properties or multi-family housing. Tax credit incentives are awarded based on a percentage of certified rehabilitation costs under Section 1.48-112 of the Internal Revenue Code. The purpose of these investments is to earn a suitable return on the investment and to support community reinvestment initiatives of Synovus’ subsidiary bank. The activities of these historic rehabilitation partnerships are limited to preservation and rehabilitation of historic structures, and operation of those structures for leasing to commercial or residential tenants. These partnerships are generally located in southeastern communities where Synovus has a banking presence and are considered VIEs because Synovus, as the holder of an equity investment at risk, does not have voting or similar rights and does not participate in the management or direct the operations of the partnerships (activities which affect the success of the partnerships). Synovus provides construction lending for certain of the partnerships in which it also has an equity investment. Synovus is at risk for the amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan, but has no obligation to fund the operations or working capital of the partnerships. The general partners of these partnerships are considered the primary beneficiaries because they are charged with management responsibility which give them the power to direct the activities that most significantly impact the financial performance of the partnerships, and they are exposed to losses beyond Synovus’ equity investment. At March 31, 2011, the aggregate carrying value of Synovus’ investments in historic rehabilitation partnerships was $2.5 million and the cumulative amount of equity investments was $9.0 million. Synovus uses the equity method of accounting for these investments which are included as a component of other assets on Synovus’ consolidated balance sheet. At March 31, 2011, Synovus had a commitment to fund a remaining $45 thousand equity investment in a historic rehabilitation tax credit partnership subject to satisfaction of certain performance criteria by the general partner.

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

Note 14 - Income Taxes

Synovus’ income tax returns are subject to review and examination by federal, state, and local taxing jurisdictions. Currently, no years for which Synovus filed a federal income tax return are under examination by the Internal Revenue Service (“IRS”). However, recently filed federal large refund claims are being reviewed by the IRS. There are also certain state tax examinations currently in progress. Although Synovus is unable to determine the ultimate outcome of these examinations, Synovus believes that current income tax accruals are adequate for any uncertain income tax positions relating to these examinations. Adjustments to income tax accruals are made when necessary to reflect a change in the probability outcome.

Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is presented below. (Unrecognized state income tax benefits are not adjusted for the federal income tax impact).

	Three Months Ended March 31,
(in thousands)	2011	2010
Balance at January 1,	$6,315	7,274
First quarter activity:
Additions based on tax positions related to current year	70	48
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(415)	(168)
Settlements	—	(75)

Net, first quarter activity	(345)	(195)

Balance at March 31,	$5,970	7,079

Accrued interest and penalties related to unrecognized income tax benefits are included as a component of income tax expense (benefit). The amount of accrued interest and penalties on unrecognized income tax benefits totaled $1.4 million and $1.2 million as of January 1 and March 31, 2011, respectively. The total amount of unrecognized income tax benefits as of January 1 and March 31, 2011 that, if recognized, would affect the effective income tax rate was $5.0 million and $4.7 million (net of the federal benefit on state income tax issues), respectively, which includes interest and penalties of $880 thousand and $806 thousand, respectively. Synovus expects that approximately $896 thousand of uncertain income tax positions will be either settled or resolved during the next twelve months.

Under the provisions of ASC 740-30-25, companies are required to assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. During 2009, Synovus reached a three-year cumulative pre-tax loss position. The positive evidence considered in support of its use of future earnings as a source of realizing deferred tax assets was insufficient to overcome the negative evidence. Synovus estimated its realization of future tax benefits based on taxable income in available prior year carryback periods, future reversals of existing taxable temporary differences and prudent and feasible state tax planning strategies.

Synovus increased its deferred tax asset valuation allowance by $43.9 million and $105.1 million during the three months ended March 31, 2011 and March 31, 2010, respectively, for a total valuation allowance of $818.9 million at March 31, 2011 (net of the federal benefit on state income taxes). At March 31, 2011, management concluded that $2.1 million of its net deferred tax assets would be realized through tax planning strategies. This amount reflects an increase of $360 thousand in the January 1, 2011 net deferred tax asset balance of $1.7 million which was recognized during the first quarter of 2011 as a tax benefit.

A reconciliation of the beginning and ending amount of the valuation allowance recorded against deferred tax assets is as follows:

(in thousands)	2011	2010
Balance at January 1,	$774,961	443,332
Increase in valuation allowance	43,906	105,079

Balance at March 31,	$818,867	548,411

Synovus expects to reverse most of the valuation allowance once it has demonstrated a sustainable return to profitability. However, until such event occurs, Synovus will have minimal to no ability to partially offset pre-tax operating losses with income tax benefits. In other words, Synovus will continue to increase its valuation allowance for deferred tax assets.

Notes to Consolidated Financial Statements

Note 15 - Recent Accounting Standards Updates

Recently Adopted Accounting Standards Updates

Effective January 1, 2010, Synovus adopted certain of the new disclosure requirements of Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosures–Overall, to add a new requirement to disclose details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers. The ASU clarifies that fair value disclosure of assets and liabilities should be by class rather than major category, and further clarifies that reporting entities must disclose the valuation techniques and inputs used in determining the fair value of each class of assets and liabilities. This clarifies that the existing disclosure requirement of ASC 820 applies to Level 2 as well as Level 3 measurements. Further, for recurring measurements, it clarifies that disclosure of the inputs used is required. On January 1, 2011, Synovus adopted the remaining disclosure requirement of ASU 2010-06, which requires the gross presentation of activity within the Level 3 roll forward, presenting separately information about purchases, sales, issuances, and settlements. The impact of adoption for Synovus was the inclusion of additional disclosures in Synovus’ consolidated financial statements.

Effective December 31, 2010, Synovus adopted certain of the key provisions of ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, (“ASU 2010-20”). ASU 2010-20 amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and reasons for those changes. Most of the new and amended disclosures in the ASU were effective December 31, 2010; however, the disclosures that include information for activity that occurs during a reporting period became effective January 1, 2011. Those disclosures include (1) the activity in the allowance for credit losses for each period and (2) disclosures about modifications of financing receivables. The impact of adoption for Synovus was the inclusion of additional disclosures in Synovus’ consolidated financial statements.

Effective January 1, 2011, Synovus adopted ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force), (“ASU 2010-28”). Under ASC 350-20, step 1 of the goodwill impairment test requires companies to compare a reporting unit’s fair value to its carrying amount. If the reporting unit’s carrying amount exceeds its fair value, companies must perform Step 2 of the test and measure the amount of goodwill impairment, if any. When a reporting unit’s carrying amount is zero or negative, current guidance does not allow a company to proceed to Step 2, even though other factors may indicate that the goodwill was impaired. The EITF reached a final consensus with ASU 2010-28 that requires entities with reporting units with a zero or negative carrying value to assess, considering qualitative factors such as those listed in ASC 350-20-35-30 (these factors are not all-inclusive), whether it is more likely than not that goodwill impairment exists. If an entity concludes that it is more likely than not that goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. Synovus does not expect that the adoption of the provisions of ASU 2010-28, will have a material impact on its financial position, results of operations, or cash flows.

Notes to Consolidated Financial Statements

Effective January 1, 2011, Synovus adopted ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force), (“ASU 2010-29”). ASU 2010-29 addresses differences in the ways entities have interpreted ASC 805’s requirements for disclosures about pro forma revenue and earnings in a business combination. ASU 2010-29 requires that if an entity presents comparable financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. In addition, ASU 2010-29 expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The impact of adoption will be inclusion of additional disclosures in Synovus’ consolidated financial statements in connection with future business combinations, if any.

Recently Issued Accounting Standards Updates

In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update were effective upon issuance, as it provided a temporary delay in the effective date of the disclosures about troubled debt restructurings in Update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring, as presented in a proposed ASU, Clarifications to Accounting for Troubled Debt Restructurings by Creditors. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily deferred that effective date enabling public-entity creditors to provide those disclosures after the Board clarified the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20.

Effective April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The ASU provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring by providing clarification to existing guidance on whether (1) the creditor has granted a concession and (2) whether the debtor is experiencing financial difficulties, which are the two criteria used to determine whether a modification or restructuring is a TDR. Specifically, the ASU provides additional guidance on determining whether a creditor has granted a concession, including guidance on collection of all amounts due, receipt of additional collateral or guarantees from the debtor, and restructuring the debt at a below-market rate; includes factors and examples for creditors to determine whether an insignificant delay in payment is considered a concession; prohibits creditors from using the borrower’s effective rate test in ASC 470-50, Debt, Modifications and Extinguishment, to evaluate whether a concession has been granted to the borrower; adds factors for creditors to use to determine whether the debtor is experiencing financial difficulties; and ends the FASB’s deferral of the additional disclosures about TDR activities required by ASU 2010-20. This ASU is effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Synovus will be required to apply the ASU retrospectively for all modifications and restructuring activities that have occurred from the beginning of the annual period of adoption. For receivables that are newly considered impaired under the guidance, Synovus should measure the impairment of those receivables prospectively in the first period of adoption and disclose the total recorded investment in those receivables and the related allowance for credit losses as of the end of the period of adoption. In addition, Synovus must begin providing the new disclosures about TDR activities required by ASU 2010-20 in the period of adoption of ASU 2011-02. Synovus is currently evaluating the impact of adopting ASU 2011-02 on its financial position and results of operations but has not yet completed its assessment.

On April 29, 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The ASU modifies the criteria for determining when repurchase agreements and other similar agreements would be accounted for as financings (secured borrowings/lending agreements) as opposed to sales (purchases) with commitments to repurchase (resell). In addition, ASU 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in default by the transferee, which makes the level of cash collateral received by the transferor in a repossession or other similar agreement irrelevant in determining if it should be accounted for as a sale. As a result, more agreements will be accounted for as financings. The FASB believes that contractual rights and obligations determine effective control, and there does not need to be a requirement to assess the ability to exercise those rights. The guidance in this ASU is effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011. Early adoption is not permitted. Synovus is currently evaluating the impact of adopting ASU 2011-03 on its financial position and results of operations but has not yet completed its assessment.

ITEM 2 - MANAGEMENT’S DISCUSSION

AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Forward-looking Statements

Certain statements made or incorporated by reference in this report which are not statements of historical fact, including those under Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, constitute forward-looking statements within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to Synovus’ beliefs, plans, objectives, goals, targets, expectations, anticipations, assumptions, estimates, intentions, and future performance and involve known and unknown risks, many of which are beyond Synovus’ control and which may cause Synovus’ actual results, performance, or achievements or the commercial banking industry or economy generally, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus’ use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “should,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus’ future business and financial performance and/or the performance of the commercial banking industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this report. Many of these factors are beyond Synovus’ ability to control or predict. These factors include, but are not limited to:

(1)	deterioration in credit quality may result in increased non-performing assets and credit losses, which could adversely impact Synovus’ capital, financial condition, and results of operations;

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

(7)

changes in the interest rate environment and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;

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

(16)

the actual results achieved by our updated three-year strategic plan and the implementation of our efficiency and growth initiatives announced in January 2011, and the risk that we may not achieve the anticipated cost savings, revenue growth and other benefits from such initiatives;

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

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Risk Factors” and other information contained in Synovus’ annual report on Form 10-K/A for the year ended December 31, 2010 (“Synovus’ 2010 10-K”) and other periodic filings, including this report and other quarterly reports on Form 10-Q and current reports on Form 8-K, that Synovus files with the SEC. All written or oral forward-looking statements that are made by or are attributable to Synovus are expressly qualified by this cautionary notice. Undue reliance on any forward-looking statements should not be placed given that those statements speak only as of the date on which the statements are made. Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of new information or unanticipated events, except as may otherwise be required by law.

Executive Summary

Synovus Financial Corp. is a diversified financial services company and a registered bank holding company headquartered in Columbus, Georgia. Synovus provides integrated financial services including commercial and retail banking, financial management, insurance and mortgage services to its customers through 30 locally-branded banking divisions of its wholly-owned subsidiary bank, Synovus Bank, and other offices in Georgia, Alabama, South Carolina, Florida, and Tennessee.

The following financial review summarizes the significant trends affecting Synovus’ results of operations and financial condition for the three months ended March 31, 2011. This discussion supplements, and should be read in conjunction with, the unaudited consolidated financial statements and notes thereto contained elsewhere in this report and the audited consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ annual report on Form 10-K/A for the year ended December 31, 2010 (“Synovus’ 2010 10-K”) as filed with the U.S. Securities and Exchange Commission (“SEC”).

Economic Overview

The economic recovery began to emerge in 2010 with improvement in certain economic indicators. The economic improvement has been somewhat slow to date, reflecting the impact of certain events and economic drivers which have somewhat constrained the rate of recovery. The unemployment rate is declining but remains elevated, consumer spending is increasing moderately, the housing market remains stalled, and capital spending to date has been restrained, but businesses are now planning for investments in productive assets. Concerns over the geo-political unrest in the Middle East, renewed concerns over the debt of certain European nations, and the impact of the earthquake and tsunami in Japan have dampened global economic progress. However, the economy continues to move in a positive direction, but at a slightly slower rate, as indicated by U.S. gross domestic product of 1.8% in the first quarter of 2011 when compared to 3.1% in the fourth quarter of 2010. For Synovus’ Southeastern markets, the economy is gaining strength, but certain key factors including employment growth, construction starts and residential building permits continue to be restrained and may lag other measures of economic improvement. On April 27, 2011, certain cities in Alabama and Georgia, where Synovus Bank operates, sustained significant tornado damage. See the section herein titled “Credit Quality” for further discussion of the tornado damage.

Consumer confidence strengthened during the first quarter of 2011 to the highest level in three years. Personal consumption expenditures have increased each quarter since the second quarter of 2009, but at a cautious pace. Consumer expectations about the job market are mixed, but are more positive than recent periods. The labor force in Synovus’ five state footprint grew by approximately 125 thousand jobs in the first three months of 2011 as compared to an increase of approximately 90 thousand jobs during calendar year 2010. The unemployment rate in Synovus’ five state Southeastern footprint declined from 10.9% in December 2010 to 10.3% in March 2011 as compared to the national unemployment rate which improved from 9.4% to 8.8% during the first quarter of 2011. Supply of single family homes in the U.S. continues to exceed market demand, due at least in part to the volume of foreclosures. Improvement in the housing market and residential construction would be a significant boost for employment among construction trades, which has been one of the most heavily impacted sectors of the labor force. Values for commercial properties are generally beginning to show some improvement, but new commercial development remains limited. Commitments to major expenditures by states and municipalities for non-residential structures, roads, and highways have been restrained. Additionally, economic indicators reflect that businesses have begun to more actively invest in productive capacity. Growth for projects supported by public funding will depend on tax revenues, which will depend on continued recovery in order to grow. On the whole, economic conditions are improving, but the recovery is slow and uneven.

Over the past few years, the performance of Synovus’ residential construction and development and land acquisition portfolios was significantly impacted by the economic downturn; however, Synovus also experienced weakness in other segments of the commercial loan portfolio, particularly in industries that are impacted by commercial real estate and residential development factors. While these factors have severely impacted Synovus’ credit costs, resulting in elevated levels of loan charge-offs and non-performing asset inflows, significant losses on distressed asset dispositions, and further valuation adjustments on existing non-performing assets, most credit quality indicators are continuing to improve.

Another impact of the economic downturn has been the elevated number of bank failures in Synovus’ market area. There were 26 failures nationally during the first quarter of 2011, including 6 in Georgia, 2 in Florida, and 1 in South Carolina, as compared to 30 failures nationally during the fourth quarter of 2010, including 7 in Florida and 5 in Georgia.

Overview of First Quarter 2011 Financial Results

For the three months ended March 31, 2011, Synovus reported a net loss attributable to common shareholders of $93.7 million, a 48.0% improvement from the $180.0 million net loss for the three months ended December 31, 2010 and a 59.2% improvement from the $229.8 million net loss for the three months ended March 31, 2010. The net loss per common share was $0.12, $0.23, and $0.47 for the three months ended March 31, 2011, December 31, 2010, and March 31, 2010, respectively. Excluding restructuring charges, the net loss attributable to common shareholders was $69.3 million, or $0.09 per common share for the three months ended March 31, 2011.

The improved sequential quarter results are primarily due to a $104.6 million decline in credit costs (provision expense, losses on foreclosed real estate, and other credit costs), a $10.7 million decrease in total non-interest expense, and a $15.7 million decrease in non-interest income. The improved results as compared to the first quarter of 2010 include a $217.4 million decline in credit costs and a $13.1 million decrease in total non-interest expense which was partially offset by a $5.5 million decrease in non-interest income. The first quarter of 2010 also benefited from a $43.2 million gain, net of tax, on sale of the merchant services business. See reconciliation of “Non-GAAP Financial Measures” in this report.

Although credit costs, charge-offs, and non-performing asset levels remain elevated, most of Synovus’ credit quality measures have continued to show improvement during the first quarter of 2011. For the three months ended March 31, 2011, total credit costs decreased for the seventh consecutive quarter to $177.1 million. Provision expense, the most significant component of total credit costs (which includes provision for losses on loans, foreclosed real estate expenses, provision for unfunded commitments, and charges related to other loans held for sale) was $141.7 million for the first quarter of 2011, a 43.8% decrease from $252.4 million in the fourth quarter of 2010, and a 58.4% decrease from $340.9 million in the first quarter of 2010. Net charge-offs of $166.9 million for the first quarter of 2011 declined $218.3 million, or 56.7%, from the fourth quarter of 2010 and $149.1 million, or 47.2%, from the first quarter of 2010. Provision expense is down 77.6% from the peak level in the second quarter of 2009 and net charge-offs are down 66.4% from the peak level in the third quarter of 2009. Non-performing loan inflows were $306.5 million during the first quarter of 2011 compared to $294.9 million in the fourth quarter of 2010 and $531.4 million in the first quarter of 2010. Total non-performing assets declined slightly to $1.28 billion at March 31, 2011, representing the fourth consecutive quarterly decline. Past due loans remained at favorable levels with total past due loans and still accruing interest of 0.96% and loans 90 days past due and still accruing interest of 0.05% compared to 0.82% and 0.08% at December 31, 2010, respectively.

Provision expense decreased $110.7 million in the first quarter of 2011 to $141.7 million as compared to the fourth quarter of 2010, primarily due to lower costs related to loan dispositions and loans held-for-sale. As compared to the first quarter of 2010, provision expense declined $199.2 million, which was primarily driven by a lower level of non-performing loan (“NPL”) inflows and net charge-offs. NPL inflows for the first quarter of 2011 were $306.5 million compared to $294.9 million in the fourth quarter of 2010 and $531.4 million in the first quarter of 2010. The provision expense for both years was impacted by distressed loan dispositions and charge-offs upon transfer to held-for-sale which totaled approximately $25 million in the first quarter of 2011 compared to approximately $47 million in the fourth quarter of 2010 and approximately $63 million in the first quarter of 2010.

Commercial real estate represented the majority (approximately two-thirds) of the provision expense and loan charge-offs for the first quarter of 2011 and 2010. Provision expense attributable to the commercial real estate portfolio was $91.4 million, or 64.5% of the total expense for the first quarter of 2011, while net charge-offs attributable to this portfolio were $115.1 million, or 63.7% of the total net charge-offs for the first quarter of 2011. Provision expense attributable to the commercial real estate portfolio was $238.6 million, or 70.0% of the total expense for the first quarter of 2010, while net charge-offs attributable to this portfolio were $225.7 million, or 69.1% of the total net charge-offs for the first quarter of 2010. Provision expense attributable to the commercial and industrial portfolio was $32.6 million, or 23.0% of the total expense for the first quarter of 2011, while charge-offs attributable to this portfolio were $42.4 million, or 23.5% of total charge-offs. Provision expense attributable to the commercial and industrial portfolio was $68.7 million, or 20.1% of the total expense for the first quarter of 2010, while charge-offs attributable to this portfolio were $67.7 million, or 20.7% of total charge-offs.

The decline in non-performing loans since the first quarter of 2010 was driven by the disposition of distressed loans as discussed above and, to a lesser extent, by a reduction in NPL inflows.

Pre-tax, pre-credit costs income (which excludes provision for losses on loans, other credit costs, restructuring charges, and certain other items), was $122.0 million for the first quarter of 2011, representing an increase of $4.8 million, or 4.1%, from the fourth quarter of 2010, and an increase of $2.6 million, or 2.2%, from the first quarter of 2010. See reconciliation of “Non-GAAP Financial Measures” in this report. As compared to the fourth quarter of 2010, the increase in pre-tax, pre-credit costs income was due to a reduction in fundamental non-interest expense of $25.0 million, and lower net interest income. The reduction in fundamental non-interest expense includes reduced employment expenses of $11.6 million, primarily due to a reduction in employees, reduced data processing services of $3.4 million and reduced professional fees of $2.9 million. The decrease in fundamental non-interest expense was offset, in part by a $4.5 million decline in net interest income due to lower loan balance and two fewer calendar days, and a $15.7 million decline in non-interest income, due primarily to lower mortgage revenues, NSF fees, and brokerage revenue as compared to the fourth quarter of 2010.

The net interest margin in the first quarter of 2011 expanded 15 basis points to 3.52% compared to 3.37% for the fourth quarter of 2010. The improvement in the net interest margin was due to a 6 basis point increase in the yield on earning assets and a 9 basis point decrease in the effective cost of funds. The first quarter net interest margin benefited from a continuing decline in funding costs, a lower negative impact of non-performing assets, and a reduction in excess liquidity.

Total loans were $21.00 billion at March 31, 2011, a decline of $588.3 million from year-end 2010. The decline in loans was driven by charge-offs, the sale of distressed loans, and pay downs which continued to exceed new originations. While net pay downs (originations less payments and pay offs) continued to contribute to the decline in loans outstanding, the rate of decline continues to improve as compared to periods earlier in 2010. Loan yields during 2011 have improved compared to 2010 driven by improved loan pricing on new and renewed loans and lower interest charge-offs.

Total deposits decreased by $1.29 billion since year-end 2010. The decrease was driven by a $173.7 million decline in national market brokered deposit accounts as Synovus continues to reduce its dependence on funding from these products through planned reductions, a $283.3 million decline resulting from the wind-down of the Shared Deposit program (“Synovus® Shared Deposit”), and expected declines in collateralized deposits. These declines were offset in part by growth in non-interest bearing demand deposit accounts of $400.2 million. At March 31, 2011, national market brokered deposits represented 12.8% of Synovus’ total deposits compared to 12.9% at December 31, 2010. Synovus intends to continue to reduce the level of this type of deposits during 2011. Deposit costs have declined during each of the last nine quarters; however, competitive demand for deposits in Synovus’ markets has somewhat limited the decline in deposit costs.

Total shareholders’ equity decreased by $115.3 million to $2.88 billion at March 31, 2011. Synovus continues to actively monitor its capital position as well as economic conditions, evolving industry capital standards, and changes in regulatory standards and requirements. As part of its ongoing management of capital, Synovus will continue to monitor its capital position and identify, consider, and pursue additional strategies to bolster its capital position as deemed necessary.

Liquidity is another important consideration in assessing Synovus’ financial strength. In light of Synovus’ recent financial performance and related credit ratings, Synovus expects to currently maintain an above average short-term liquidity cushion primarily in the form of interest bearing funds with the Federal Reserve Bank.

A summary of Synovus’ financial performance for the three months ended March 31, 2011 and 2010 is set forth in the table below.

Financial Performance Summary

	Three Months Ended March 31,
(in thousands, except per share data)	2011	2010	Change
Net interest income	$237,434	248,867	(4.6)%
Provision for losses on loans	141,746	340,948	(58.4)
Non-interest income	64,164	69,698	(7.9)
Non-interest expense	239,716	252,797	(5.2)
Fundamental non-interest expense(1)(2)	179,635	199,235	(9.8)
Loss from continuing operations before income taxes	(79,864)	(275,180)	71.0
Pre-tax, pre-credit costs income(1)	121,963	119,330	2.2
Loss from continuing operations	(79,408)	(258,843)	69.3
Income from discontinued operations, net of income taxes	—	43,161	nm
Net loss attributable to controlling interest	(79,188)	(215,473)	63.2
Net loss attributable to common shareholders	(93,654)	(229,798)	59.2
Diluted loss per share:
Net loss from continuing operations attributable to common shareholders	(0.12)	(0.56)	78.6
Net loss attributable to common shareholders	$(0.12)	(0.47)	74.5%

	March 31, 2011	December 31, 2010	Sequential Quarter Change		March 31, 2010	Year Over Year Change
Loans, net of deferred fees and costs	$20,997,422	21,585,763	(2.7)%		$24,417,164	(14.0)%
Total deposits	23,205,879	24,500,304	(5.3)		27,180,048	(14.6)
Core deposits(1)	20,227,264	21,347,955	(5.2)		22,537,703	(10.3)
Core deposits excluding time deposits(1)	15,019,895	15,436,805	(2.7)		15,153,699	(0.9)
Net interest margin (quarter)	3.52%	3.37%	15	bp	3.39%	13	bp
Non-performing assets ratio	5.97	5.83	14		7.46	(149)
Past due over 90 days	0.05	0.08	(3)		0.15	(10)
Net charge-off ratio (quarter)	3.12	6.93	(381)		5.05	(193)
Tier 1 capital	$2,812,101	2,909,912	(3.3)%		$2,494,790	12.7%
Tier 1 common equity	1,863,141	1,962,529	(5.0)		1,554,290	19.9
Total risk-based capital	3,591,466	3,742,599	(4.0)		3,357,637	7.0
Tier 1 capital ratio	12.78%	12.79%	(1)		9.68%	310	bp
Tier 1 common equity ratio	8.47	8.63	(16	)bp	6.03	244
Total risk-based capital ratio	16.32	16.45	(13)		13.03	329
Total shareholders’ equity to total assets ratio(3)	10.05	9.96	9		5.20	485
Tangible common equity to tangible assets ratio(1)	6.66	6.73	(7)		5.08	158
Tangible common equity to risk-weighted assets ratio(1)	8.67	8.90	(23)		6.39	228
Tangible book value per common share	$2.10	2.25	(6.7)%		$3.36	(37.5)%

(1)	See reconciliation of “Non-GAAP Financial Measures” in this report.
(2)	Fundamental non-interest expense is comprised of total non-interest expense less gain/loss of post-retirement defined benefit plan, restructuring charges, and credit costs.
(3)	Total shareholder’s equity divided by total assets.
bp	= basis point
nm	= not meaningful

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

Synovus’ critical accounting policies are described within Management’s Discussion and Analysis in Synovus’ 2010 10-K. There have been no material changes to Synovus’ critical accounting policies, estimates and assumptions, or the judgments affecting the application of these estimates and assumptions in 2011.

Restructuring Charges

Restructuring charges of $24.3 million for the three months ended March 31, 2011 are comprised of $14.6 million in severance charges, $5.3 million in lease termination expense, $3.5 million consisting primarily of asset write-downs associated with branch closings, and $900 thousand in professional fees. The restructuring charges are related to efficiency and expense management initiatives that were implemented during the first quarter of 2011. Synovus expects to recognize in 2011 approximately $28 million in restructuring charges which includes the $24.3 million expensed during the three months ended March 31, 2011. For further discussion of restructuring charges, see Note 3 in notes to the consolidated financial statements and the section titled “Non-interest Expense” herein.

Balance Sheet

During the three months ended March 31, 2011, total assets decreased $1.41 billion from December 31, 2010. The principal components of this decrease were a $563.2 million decrease in loans, net of deferred fees and costs and allowance for loan losses, and a $562.0 million decrease in interest bearing funds with the Federal Reserve Bank. The decrease in net loans is primarily due to charge-offs, the sale of non-performing loans, and principal reductions.

Other Loans Held for Sale

During the three months ended March 31, 2011 and 2010, Synovus transferred loans with a cost basis totaling $73.7 million and $100.6 million to the other loans held for sale portfolio, respectively. Synovus recognized charge-offs on these loans totaling $25.2 million and $47.2 million for the three months ended March 31, 2011 and 2010, respectively. These charge-offs, which resulted in a new cost basis of $48.5 million and $53.4 million for the loans transferred during the three months ended March 31, 2011 and 2010, respectively, were based on the estimated sales price of the loans at the time of transfer.

Other Real Estate

Other real estate (“ORE”) consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans. The carrying value of ORE was $269.3 million and $261.3 million at March 31, 2011 and December 31, 2010, respectively. During the three months ended March 31, 2011 and 2010, $65.5 million and $100.9 million of loans were foreclosed and transferred to other real estate, respectively. During the three months ended March 31, 2011 and 2010, Synovus recognized foreclosed real estate expenses of $24.7 million and $45.5 million, respectively. These expenses included write-downs to net realizable value subsequent to the date of foreclosure and losses resulting from sales transactions which have already closed totaling $18.6 million and $38.0 million for the three months ended March 31, 2011 and 2010, respectively.

Loans

The following table compares the composition of the loan portfolio at March 31, 2011, December 31, 2010, and March 31, 2010.

(dollars in thousands)	Total Loans			Total Loans
Loan Type	March 31, 2011	December 31, 2010	March 31, 2011 vs. December 31, 2010 % Change(1)	March 31, 2010	March 31, 2011 vs. March 31, 2010 % Change
Investment properties	$4,913,563	5,059,102	(11.7)%	$5,722,856	(14.1)%
1-4 family properties	1,954,600	2,102,787	(28.6)	3,052,279	(36.0)
Land acquisition	1,196,310	1,218,691	(7.4)	1,460,974	(18.1)

Total commercial real estate	8,064,473	8,380,580	(15.3)	10,236,109	(21.2)

Commercial and industrial	9,064,578	9,264,811	(8.8)	10,076,075	(10.0)

Home equity lines	1,617,842	1,648,039	(7.4)	1,695,679	(4.6)
Consumer mortgages	1,453,568	1,475,261	(6.0)	1,587,537	(8.4)
Credit cards	272,519	284,970	(17.7)	284,781	(4.3)
Other retail loans	533,337	542,538	(6.9)	553,936	(3.7)

Total retail	3,877,266	3,950,808	(7.5)	4,121,933	(5.9)

Deferred fees and costs, net	(8,895)	(10,436)	(59.9)	(16,953)	(47.5)

Total loans net of deferred fees and costs	$20,997,422	21,585,763	(11.1)%	$24,417,164	(14.0)%

(1)	Percentage changes are annualized.

At March 31, 2011, loans outstanding were $21.00 billion, a decrease of $3.42 billion, or 14.0%, compared to March 31, 2010. On a sequential quarter basis, total loans outstanding declined by $588.3 million, or 11.1% annualized. While Synovus expects that loan balances will continue to decline in the near term, Synovus projects that the rate of decrease in loans outstanding will continue to moderate.

Total commercial loans at March 31, 2011 were $17.13 billion or 81.6% of the total loan portfolio compared to $17.65 billion or 81.7% of the total loan portfolio at December 31, 2010. Total commercial real estate loans, which represent 38.4% of the total loan portfolio at March 31, 2011, were $8.06 billion, a decline of $316.1 million, or 15.3% annualized, from December 31, 2010 and a decline of $2.17 billion, or 21.2%, from March 31, 2010. The commercial real estate portfolio is diversified among various property types: investment properties, 1-4 family properties, and land acquisition. The investment properties portfolio comprises 60.9% of the total commercial real estate portfolio. The investment properties portfolio has no concentrations by property type, geography (other than the fact that most of these loans are in Synovus’ primary market areas of Georgia, Alabama, Tennessee, South Carolina, and Florida), or tenants. Investment property loans are generally recourse in nature with short-term maturities (generally 3 years or less) allowing for restructuring opportunities which reduces vintage exposures. In addition, as part of its risk management strategy, in early 2008, Synovus placed restrictions on both hotel and shopping center lending to prevent problem loans in these depressed sectors from spreading. These lending restrictions remain in place today. These loans are primarily secured by commercial real estate, including 1-4 family properties, land, and investment properties. The collateral generally consists of the property being financed by the loans; however, collateral may also include real estate or other assets beyond the property being financed.

Total residential construction and development (“C & D”) loans (consisting of 1-4 family construction loans and residential development loans) were $863.1 million at March 31, 2011, a decline of 46.6% annualized from December 31, 2010 and a decline of 51.9% from March 31, 2010. The decline was primarily driven by charge-offs and sales of distressed loans; additionally, Synovus is not actively seeking to originate these types of loans.

Total land acquisition loans were $1.20 billion at March 31, 2011, a decline of 7.4% annualized from December 31, 2010 and 18.1% from March 31, 2010. Synovus’ combined exposure on performing residential C & D and land acquisition loans has declined $125.3 million, or 28.8% annualized, from December 31, 2010.

	March 31, 2011
(dollars in thousands)	Residential C&D and Land Acquisition Total Loans	% of Total Residential C&D and Land Acquisition Portfolio
Georgia	$1,090,494	52.9%
Atlanta	476,268	23.1
Florida	303,610	14.7
South Carolina	368,012	17.9
Tennessee	24,330	1.2
Alabama	272,966	13.3

Total	$2,059,412	100.0%

Commercial and industrial (“C & I”) loans, representing 43.2% of the total loan portfolio, were $9.06 billion at March 31, 2011, down $200.2 million, or 8.8% annualized, from December 31, 2010 and down $1.01 billion, or 10.0%, from March 31, 2010. This portfolio has diverse industry exposure and is relationship-focused with Synovus lenders having in-depth knowledge of the borrowers most of which have guaranty arrangements.

At March 31, 2011, $3.94 billion of total commercial and industrial loans represent loans for the purpose of financing owner-occupied properties. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the real estate. These loans are predominately secured by owner-occupied and other real estate. Other types of collateral securing these loans consist primarily of marketable equipment, marketable inventory, accounts receivable, equity and debt securities, and time deposits.

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

At March 31, 2011, Synovus had 26 commercial loan relationships with total commitments of $50 million or more (including amounts funded). The average funded balance of each of these relationships at March 31, 2011 was approximately $54 million.

Retail loans at March 31, 2011 totaled $3.88 billion representing 18.5% of the total loan portfolio compared to $3.95 billion or 18.3% of the total loan portfolio at December 31, 2010 and $4.12 billion or 16.9% of the total loan portfolio at March 31, 2010. Total retail loans declined at an annualized rate of 7.5% compared to December 31, 2010 and decreased by 5.9% compared to March 31, 2010 led principally by a decline in consumer mortgage but partially offset by an increase in small business loans which are a component of other retail loans. The retail loan portfolio credit scores were updated as of December 31, 2010. There was no material migration within the retail loan portfolio.

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

Synovus believes it has prudently granted credit within its retail residential real estate portfolio which includes its home equity line of credit (“HELOC”) and Consumer Mortgage loans. The home equity loan portfolio consists primarily of loans with strong credit scores (weighted average Fair Isaac Corporation (“FICO”) score of 752 when last measured at December 31, 2010) and conservative debt-to-income ratios (average debt-to-income ratio of loans approved in the first quarter of 2011 was 29.8%). These loans are primarily extended to customers who have an existing banking relationship with Synovus. The utilization rate (total amount outstanding as a percentage of total available lines) of this portfolio was approximately 61.5% at both March 31, 2011 and March 31, 2010.

Synovus does not currently develop or offer specific sub-prime, alt-A, no documentation or stated income retail residential real estate loan products. Synovus estimates that, as of March 31, 2011, it has approximately $146 million of retail residential real estate loans (4.7% of said portfolio and 0.7% of the total loan portfolio) with FICO scores at origination that were below Fannie Mae and Freddie Mac eligibility thresholds which could be considered sub-prime. While FICO scores are one key indicator of credit risk, Synovus makes retail residential real estate lending decisions based upon a number of key credit risk determinants including FICO scores as well as bankruptcy predictor scores, loan-to-value, and debt-to-income ratios. Through its mortgage subsidiary, Synovus previously originated Fannie Mae alt-A loans with the intent to sell these loans into the secondary market. Synovus no longer originates such loans and as of March 31, 2011 has $1.4 million of such loans remaining on its balance sheet.

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

The most recently measured weighted average FICO scores within the retail residential real estate portfolio were 752 (HELOC) and 740 (Consumer Mortgages) as of December 31, 2010. FICO scores within the retail residential real estate portfolio have remained stable since 2007. Total past dues within the retail residential real estate portfolio as of March 31, 2011 were 0.85% (HELOC) and 1.75% (Consumer Mortgages) compared to 0.87% (HELOC) and 1.64% (Consumer Mortgages) at December 31, 2010. The annualized net charge-off ratios for the three months ended March 31, 2011 were 1.60% (HELOC) and 2.24% (Consumer Mortgages) compared to 1.93% (HELOC) and 3.23% (Consumer Mortgages) for the year ended December 31, 2010.

Monitoring of Collateral

Synovus follows a risk-based approach as it relates to the credit monitoring processes for its loan portfolio. The fair value of the real estate securing loans is generally determined based upon appraisals performed by a certified or licensed appraiser. Synovus obtains updates of the fair value of the real estate collateral securing collateral-dependent impaired loans each calendar quarter. Management also considers other factors or recent developments, such as selling costs and anticipated sales values considering management’s plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals. Synovus updates the values of collateral that is in the form of accounts receivable, inventory, equipment, and cash surrender value of life insurance policies at least annually and the values of collateral that is in the form of marketable securities and brokerage accounts at least monthly.

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

Credit Quality

Synovus continuously monitors credit quality and maintains an allowance for loan losses that management believes is sufficient to absorb probable and estimable losses inherent in its loan portfolio. Synovus continues to address problem assets and reduce future exposures through asset dispositions as well as timely monitoring of problem loans through review of these loans as well as current market data. The total allowance and cumulative write-downs on non-performing assets (“NPAs”) as a percentage of unpaid principal balance at March 31, 2011 were approximately 46%, down slightly from 47% at December 31, 2010.

Synovus continues to decrease the level of distressed assets through dispositions. During the first quarter of 2011, Synovus completed sales of distressed assets with total carrying values of approximately $192 million, and these asset sales were comprised of $63.9 million of residential real estate loans and ORE properties, $48.4 million of investment real estate loans and ORE properties, and $65.0 million of loans and ORE properties which are primarily comprised of owner occupied commercial and industrial loans and land acquisition loans.

Total credit costs for the quarters ended March 31, 2011 and 2010 were $177.1 million and $394.5 million, respectively, including provision for losses on loans of $141.7 million and $340.9 million, respectively, and expenses related to foreclosed real estate of $24.7 million and $45.5 million, respectively. Total credit costs decreased for the seventh consecutive quarter and are at the lowest level in almost three years, declining $104.6 million or 37.1% from prior quarter and $217.4 million or 55.1% from prior year.

Total non-performing assets were $1.28 billion at March 31, 2011 compared to $1.28 billion and $1.83 billion at December 31, 2010 and March 31, 2010, respectively, a decrease of $4.8 million and $567.5 million, respectively. The 30.8% decrease in non-performing asset levels from March 31, 2010 has been impacted by lower inflows, asset dispositions, and charge-offs. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate was 5.97% at March 31, 2011 compared to 5.83% and 7.46% at December 31, 2010 and March 31, 2010, respectively. At March 31, 2011, 44.8% of total non-performing assets were in the Atlanta and South Carolina markets (31.5% and 13.2%, respectively).

While non-performing assets, NPL inflows, and credit costs remain above normalized levels, most of Synovus’ credit quality measures have continued to show improvement during the first quarter of 2011. Synovus believes that the best predictor of future credit costs is the level of non-performing loan (“NPL”) inflows which have been trending in a positive direction from the peak of $939.0 million in the first quarter of 2009. NPL inflows during the first quarter of 2011 were $306.5 million, up 4.0% from prior quarter additions of $294.9 million and down 42.3% from first quarter 2010 additions of $531.4 million. Synovus presently expects that NPL inflows will be considerably lower in the second half of 2011 than the first half of 2011. NPL inflows for the second quarter of 2011 are projected to be at or near first quarter 2011 levels.

NPL Inflows by Portfolio Type

	Three Months Ended
(in thousands)	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Investment properties	$80,147	51,409	69,841	41,951	147,418
1-4 family properties	52,789	88,950	137,965	131,417	175,081
Land acquisition	65,707	51,955	49,173	62,518	81,106

Total commercial real estate	198,643	192,314	256,979	235,886	403,605

Commercial and industrial	75,625	74,440	126,945	74,109	93,747

Retail	32,268	28,105	37,597	29,330	34,093

Total	$306,536	294,859	421,521	339,325	531,445

The following table shows the composition of the loan portfolio and non-performing loans (classified by loan type) as of March 31, 2011.

(dollars in thousands) Loan Type	Total Loans	% of Total Loans Outstanding	Total Non- performing Loans	% of Total Non- performing Loans
Investment properties	$4,913,563	23.4%	$117,120	13.1%
1-4 family properties	1,954,600	9.3	265,786	29.7
Land acquisition	1,196,310	5.7	221,403	24.7

Total commercial real estate	8,064,473	38.4	604,309	67.5

Commercial and industrial	9,064,578	43.2	218,176	24.3

Home equity lines	1,617,842	7.7	22,900	2.6
Consumer mortgages	1,453,568	6.9	45,034	5.0
Credit cards	272,519	1.3	—	—
Other retail loans	533,337	2.5	5,307	0.6

Total retail	3,877,266	18.5	73,241	8.2

Deferred fees and costs, net	(8,895)	(0.0)	—	—

Total loans net of deferred fees and costs	$20,997,422	100.0%	$895,726	100.0%

The following table shows the composition of the residential C & D and land acquisition non-performing loan portfolios as of March 31, 2011. Residential C & D and land acquisition loans were 9.8% or $2.06 billion of total loans at March 31, 2011 and 46.5% or $417.0 million of total non-performing loans at March 31, 2011. The Atlanta market represents 40.8% of total non-performing loans in the residential C & D and land acquisition portfolios as of March 31, 2011.

	March 31, 2011
(dollars in thousands)	Residential C&D and Land Acquisition NPLs	% of Total Residential C&D and Land Acquisition NPLs
Georgia	$253,793	60.9%
Atlanta	170,292	40.8
Florida	97,642	23.4
South Carolina	43,799	10.5
Tennessee	1,499	0.3
Alabama	20,225	4.9

Total	$416,958	100.0%

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

Troubled Debt Restructurings

Loan Renewals and Modifications - In the normal course of business, Synovus may renew loans to existing customers upon maturity of the existing loan. These renewals are granted provided that the credit meets the underwriting criteria stated for such credit. While this policy has been in place for several years, the underwriting criteria are now stricter in light of the current economic environment. For example, loan to value limits are generally lower than they were two years ago, and debt to income limits are also lower than they were two years ago.

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

Loan Extensions - Loan extensions are evaluated for determination as to whether the loan should be accounted for as non-performing or troubled debt restructuring. Synovus’ policy requires that loans be classified as non-performing when reasonable doubt exists as to the full collection of interest or principal, or when they become contractually in default for 90 days or more as to either principal or interest, unless they are both well-secured and in the process of collection. Additionally, Synovus’ policy requires that loans be accounted for as troubled debt restructurings if the borrower is “experiencing financial difficulties” and the bank has “granted a concession” (both terms as defined by GAAP). To ensure consistency in application, Synovus’ policy requires that lending personnel refer to the risk grading of each loan to make the determination as to whether the borrower is experiencing financial difficulties. It should be noted that borrowers whose loans are in the category of classified assets are automatically considered to be experiencing financial difficulties. The determination as to whether the bank has granted a concession is made based on the criteria established in Synovus’ accounting policy.

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

Accruing restructured loans were $545.4 million at March 31, 2011 compared to $464.1 million December 31, 2010. At March 31, 2011, the allowance for loan losses allocated to these accruing restructured loans was $51.5 million. The increase in accruing restructured loans is directly related to the challenges commercial customers continue to face in the current economic environment and Synovus’ efforts to work with creditworthy customers to find solutions that are in the best interest of both the customer and Synovus. Such restructurings are primarily in the form of reduction in interest rate or extension of terms. Synovus typically extends the term in a commercial loan modification for less than one year to assist the borrower in difficulty. Accruing restructured loans are not considered non-performing because they are performing in accordance with the restructured terms. At March 31, 2011, approximately 99% of accruing restructured loans is current. At March 31, 2011, loans, net of deferred fees and costs, included troubled debt restructurings (accruing and non-accruing) totaling $653.3 million, an increase of $81.1 million, or 14.2%, compared to December 31, 2010.

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. Synovus is still evaluating the potential impact of this ASU. For additional discussion, see Note 15 in this report.

Potential problem loans are defined by management as certain performing loans with a well-defined weakness where there is information about possible credit problems of borrowers which causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms of such loans. Management’s decision to include performing loans in the category of potential problem loans indicates that management has recognized a higher degree of risk associated with these loans. In addition to accruing loans 90 days past due and accruing restructured loans, Synovus had $1.28 billion of potential problem commercial loans at March 31, 2011 as compared to $1.44 billion at December 31, 2010. Management’s current expectation of probable losses from potential problem loans is included in the allowance for loan losses. At March 31, 2011, the allowance for loan losses allocated to these potential problem loans was $173.6 million as compared to $195.5 million at December 31, 2010. Synovus cannot predict at this time whether these potential problem loans ultimately will become non-performing loans or result in losses. The decline from the prior year is primarily driven by lower migration to this pool of commercial loans.

Potential Problem Commercial Loans

(in thousands)	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Investment properties	$265,116	330,611	435,797	357,448	279,660
1-4 family properties	236,584	258,459	366,777	346,730	396,627
Land acquisition	257,474	297,945	440,333	416,476	242,036

Total commercial real estate	759,174	887,015	1,242,907	1,120,654	918,323

Commercial and industrial	524,261	548,539	628,326	588,344	524,311

Total potential problem commercial loans	$1,283,435	1,435,554	1,871,233	1,708,998	1,442,634

Provision Expense and Allowance for Loan Losses

Provision expense for the three months ended March 31, 2011 was $141.7 million, a decrease of $110.7 million from the prior quarter and a decrease of $199.2 million compared to the same period in the prior year. The decrease in provision expense was largely driven by lower costs related to loan dispositions and loans transferred to held-for-sale. Another key factor in the lower provision expense for the first quarter of 2011 was an approximately 20% linked quarter reduction in write-downs relating to fair value updates on existing collateral dependent impaired loans. Our expectations are that there will be a continued improvement in provision expense going forward, led by expected lower migration costs, mark-to-market expenses, and improved loan disposition results.

Charge-offs

Net charge-offs for the three months ended March 31, 2011 were $166.9 million, a decrease of $149.1 million compared to the three months ended March 31, 2010. The net charge-off ratio for the three months ended March 31, 2011 was 3.12% annualized, compared to 5.05% annualized for the first quarter of 2010. Net charge-offs for the three months ended March 31, 2011 were $218.3 million lower than the prior quarter. The primary drivers of the decline in net charge-offs were lower costs associated with dispositions and write-downs on loans transferred to held-for-sale as well as decreased mark-to-market write-downs.

The following tables show net charge-offs by geography and type for the three months ended March 31, 2011, December 31, 2010, and March 31, 2010.

Net Charge-offs by Geography

	Three Months Ended
(in thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Georgia	$73,098	157,673	190,719
Atlanta	29,074	72,359	29,074
Florida	31,855	29,464	34,415
South Carolina	47,932	175,784	76,611
Tennessee	4,914	7,850	5,909
Alabama	9,068	14,432	8,322

Total	$166,867	385,203	315,976

Net Charge-offs by Loan Type

	Three Months Ended
(in thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Investment properties	$38,001	61,995	77,986
1 – 4 family properties	44,060	146,315	96,330
Land acquisition	26,098	68,862	46,399

Total commercial real estate	108,159	277,172	220,715

Commercial and industrial	38,330	84,563	64,229
Retail	20,378	23,468	31,032

Total	$166,867	385,203	315,976

The allowance for loan losses was $678.4 million, or 3.23% of net loans, at March 31, 2011 compared to $703.5 million, or 3.26% of net loans, at December 31, 2010 and $968.7 million, or 3.97% of net loans, at March 31, 2010.

The allowance for loan losses to non-performing loans coverage was 75.74% at March 31, 2011 compared to 78.91% and 62.79% at December 31, 2010 and March 31, 2010, respectively. This ratio is impacted by collateral-dependent impaired loans, which have no allowance for loan losses as the estimated losses on these credits have been charged-off. Therefore, a more meaningful allowance for loan losses coverage ratio is the allowance to non-performing loans excluding collateral-dependent impaired loans for which there is no related allowance for loan losses which was 176.08% at March 31, 2011 compared to 192.60% at December 31, 2010 and 128.99% at March 31, 2010.

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

On April 27, 2011, a number of cities in Alabama and Georgia, including several cities where Synovus Bank operates, incurred significant tornado damage. Management is conducting an assessment of lending relationships that may have been impacted by these events, including the extent to which Synovus may be exposed to an increased risk of loss. Based on information currently available, credit losses identified to date relating to these events are not material.

The table below includes selected credit quality metrics.

(dollars in thousands)	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Non-performing loans(1)	$895,726	891,622	1,294,031	1,309,944	1,542,704
Impaired loans held for sale(2)	110,436	127,365	50,302	50,208	78,078
Other real estate	269,314	261,305	211,869	212,362	222,155

Non-performing assets(3)	$1,275,476	1,280,292	1,556,202	1,572,514	1,842,937

Net charge-offs - quarter	$166,867	385,203	237,194	433,079	315,976
Net charge-offs/average loans - quarter(4)	3.12%	6.93	4.12	7.21	5.05
Net charge-offs - year to date	$166,867	1,371,452	986,249	749,055	315,976
Net charge-offs/average loans - year to date(4)	3.12%	5.82	5.47	6.11	5.05
Loans 90 days past due and still accruing	$10,490	16,222	25,028	21,430	35,491
As a % of loans	0.05%	0.08	0.11	0.09	0.15
Total past due loans and still accruing	$201,754	176,756	253,748	246,635	294,753
As a % of loans	0.96%	0.82	1.12	1.06	1.21
Restructured loans (accruing)	$545,416	464,123	409,768	350,145	261,157
Allowance for loan losses	$678,426	703,547	836,355	834,522	968,697
Allowance for loan losses as a % of loans	3.23%	3.26	3.70	3.58	3.97
Non-performing loans as a % of total loans	4.27	4.13	5.73	5.61	6.32
Non-performing assets as a % of total loans, other loans held for sale, and ORE	5.97	5.83	6.81	6.66	7.46
Allowance to non-performing loans	75.74	78.91	64.63	63.71	62.79
Collateral-dependent impaired loans(5)	$640,898	636,390	1,037,249	1,044,058	1,269,817

(1)	The total allowance and cumulative write-downs on non-performing loans as a percentage of unpaid principal balance at March 31, 2011 was approximately 40% compared to 46% at December 31, 2010.
(2)	Represent only the other loans held for sale that are intended to be sold. Other loans held for sale are carried at the lower of cost or fair value.
(3)	The total allowance and cumulative write-downs on non-performing assets as a percentage of unpaid principal balance at March 31, 2010 was approximately 46% compared to 47% at December 31, 2010.
(4)	Ratio is annualized.
(5)	Collateral-dependent impaired loans for which there was no associated reserve were $510.4 million at March 31, 2011 and $526.3 million at December 31, 2010.

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

Synovus evaluates the financial ability of a guarantor through an evaluation of the guarantor’s current financial statements, income tax returns for the two most recent years, as well as financial information regarding a guarantor’s business or related interests. In addition, Synovus analyzes substantial assets owned by the guarantor to ensure that the guarantor has the necessary ownership or control over these assets. For loans that are not considered impaired, the allowance for loan losses is determined based on the risk rating of each loan. The risk rating incorporates a number of factors, including guarantors. If a loan is rated doubtful, with certain limited exceptions, a guarantee is not considered in determining the amount to be charged-off.

With certain limited exceptions, Synovus seeks performance under guarantees in the event of a borrower’s default. However, under the current economic environment, and based on the fact that a majority of Synovus’ problem credits are commercial real estate credits, Synovus’ success in recovering amounts due under guarantees has been limited.

Deposits

The following table presents the composition of deposits.

(in thousands)	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Non-interest bearing demand deposits	$4,698,580	4,298,372	4,248,071	4,250,514	4,352,327
Interest bearing demand deposits	3,462,259	3,860,157	3,633,218	3,766,514	3,718,374
Money market accounts	6,737,065	7,193,870	7,287,781	7,314,073	7,513,050
National market brokered money market accounts	391,672	395,778	448,459	712,717	922,431
Savings deposits	513,663	480,184	483,918	492,361	492,379
Time deposits	7,794,312	8,667,721	9,583,237	10,434,101	11,103,918
National market brokered time deposits	2,586,943	2,756,571	3,100,716	3,463,045	3,719,914

Total deposits	$23,205,879	24,500,304	25,236,225	26,257,563	27,180,048

Core deposits(1)(3)	$20,227,264	21,347,955	21,687,050	22,081,801	22,537,703

Core deposits(2)(3) excluding time deposits	$15,019,895	15,436,805	15,204,529	15,110,745	15,153,699

Total national market brokered deposits	$2,978,615	3,152,349	3,549,175	4,175,762	4,642,345

(1)	Core deposits include total deposits less national market brokered deposits.
(2)	Core deposits excluding time deposits include total deposits less time deposits and national market brokered deposits.
(3)	See reconciliation of “Non-GAAP Financial Measures” in this report.

Total deposits decreased $1.29 billion, or 21.4% annualized, from December 31, 2010 and decreased $3.97 billion, or 14.6%, from March 31, 2010. The decline in total deposits was driven primarily by a planned reduction of national market brokered deposits and a continued wind-down of the Shared Deposits program. Additionally, the sequential quarter decrease is also driven by an expected decline in collateralized deposits. Non-interest bearing demand deposits as a percentage of total deposits increased to 20.2% at March 31, 2011, up from 17.5% at December 31, 2010 and 16.0% at March 31, 2010. At March 31, 2011, the percentage of loans funded by core deposits was approximately 96.3% which decreased slightly from approximately 98.9% at December 31, 2010 and improved from approximately 92.3% at March 31, 2010. See reconciliation of “Non-GAAP Financial Measures” in this report.

Time deposits of $100,000 and greater at March 31, 2011, December 31, 2010, and March 31, 2010 were $5.65 billion, $6.36 billion, and $8.43 billion, respectively. National market brokered time deposits, which are a component of time deposits of $100,000 and greater, were $2.59 billion, $2.76 billion, and $3.72 billion at March 31, 2011, December 31, 2010, and March 31, 2010, respectively. Total time deposits of $100,000 and greater represented 24.3%, 26.0%, and 31.0% of total deposits at March 31, 2011, December 31, 2010, and March 31, 2010, respectively. National market brokered time deposits represented 11.1%, 11.3%, and 13.6% of total deposits at March 31, 2011, December 31, 2010, and March 31, 2010, respectively.

Prior to Synovus’ consolidation of its banking subsidiaries into a single bank charter in 2010 (the “Charter Consolidation”), a component of Synovus’ deposit growth was through the offering of Shared Deposit products. The Charter Consolidation resulted in the inability to offer the Shared Deposit products in the future. From the date of completion of the Charter Consolidation, Synovus’ Shared Deposit customers had a six month grace period, per Federal Deposit Insurance Corporation (“FDIC”) regulations, during which their total deposit would remain fully insured. This grace period expired on December 1, 2010. Additionally, during this grace period, Shared Deposit customers whose CDs matured during the grace period could elect to renew their Shared CD on a fully insured basis for the same term. As of March 31, 2011, remaining Shared Deposit balances were $407.7 million, down from $690.9 million at December 31, 2010 and $1.97 billion at March 31, 2010.

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

At March 31, 2011, national market brokered deposits represented 12.8% of Synovus’ total deposits compared to 12.9% at December 31, 2010 and 17.1% at March 31, 2010. As noted above, Synovus intends to continue to reduce the level of these types of deposits during 2011.

Capital Resources and Liquidity

Capital Resources

Synovus has always placed great importance on maintaining a solid capital base and continues to satisfy applicable regulatory capital requirements. Management is committed to maintaining a capital level sufficient to assure shareholders, customers, and regulators that Synovus is financially sound.

The following table presents certain ratios used to measure Synovus and Synovus Bank’s capitalization.

(dollars in thousands)	March 31, 2011	December 31, 2010
Tier 1 capital
Synovus Financial Corp.	$2,812,101	2,909,912
Synovus Bank	2,863,133	2,914,871
Tier 1 common equity
Synovus Financial Corp.	1,863,141	1,962,529
Total risk-based capital
Synovus Financial Corp.	3,591,466	3,742,599
Synovus Bank	3,111,377	3,198,728
Tier 1 capital ratio
Synovus Financial Corp.	12.78%	12.79
Synovus Bank	13.12	13.07
Tier 1 common equity ratio
Synovus Financial Corp.	8.47	8.63
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	16.32	16.45
Synovus Bank	14.39	14.34
Leverage ratio
Synovus Financial Corp.	9.58	9.44
Synovus Bank	9.74	9.57
Tangible common equity to tangible assets ratio(1)
Synovus Financial Corp.	6.66	6.73

(1)	See reconciliation of “Non-GAAP Financial Measures” in this report.

As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. The capital measures used by the federal banking regulators include the total risk-based capital ratio, Tier 1 risk-based capital ratio, and the leverage ratio. Synovus Bank is a state-chartered bank under the regulations of the Georgia Department of Banking and Finance. Under the regulations, Synovus Bank is well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure. However, even if Synovus Bank satisfies all applicable quantitative criteria to be considered well-capitalized, the regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. In June 2010, Synovus Bank entered into a memorandum of understanding with the FDIC and the Georgia Department of Banking and Finance agreeing to maintain a minimum leverage ratio of 8% and a minimum total risk-based capital to risk-weighted assets ratio of 10%. Management believes that, as of March 31, 2011, Synovus and Synovus Bank meet all capital requirements to which they are subject.

Synovus has experienced significant credit losses in recent years which primarily resulted from an extended period of economic downturn impacting all segments of the United States economy. While the level of credit losses has declined significantly from the peak with most credit quality measures continuing to improve, current levels of credit losses and non-performing assets are still elevated compared to historical levels. The cumulative effect of these credit losses over recent years has negatively impacted Synovus’ capital. As a result, Synovus completed a number of steps to strengthen its capital position as described below. Synovus has a continuous process for active capital management, including forecasting and stress testing for both expected and more adverse economic conditions. If credit losses and credit deterioration exceed management’s current expectations, they could adversely impact Synovus’ capital ratios. As discussed below, Synovus continues to actively monitor its capital position and will pursue additional strategies designed to bolster its capital position as deemed necessary.

During 2008, 2009 and 2010, Synovus completed several public offerings and other capital actions which are described below.

In December 2008, Synovus issued 967,870 shares of Series A Preferred Stock to the United States Department of the Treasury as part of the Capital Purchase Program (“CPP”), generating $967.9 million of Tier 1 Capital.

During 2009, Synovus undertook initiatives to bolster its capital including a public offering of 150,000,000 shares of common stock generating net proceeds of approximately $570.9 million, the exchange of $29.8 million in aggregate principal amount of its 4.875% Subordinated Notes Due 2013 for 9.44 million shares of Synovus’ common stock, which resulted in an increase to tangible common equity of approximately $28 million, and the sale of Synovus’ remaining shares of Visa Class B common stock, which resulted in a pre-tax gain of approximately $51.9 million.

During 2010, Synovus undertook additional initiatives to further boost its capital including the sale of its merchant services business which resulted in a pre-tax gain of approximately $69.5 million, a public offering of 293,250,000 shares of common stock, and 13,800,000 units of tMEDS. The common stock and tMEDS offerings, which were completed on May 4, 2010, generated aggregate cash proceeds of $769.1 million and $333.6 million, respectively, and increased Tier 1 common equity by approximately $1.03 billion. A tMEDS unit consists of a prepaid common stock purchase contract recorded as equity and a junior subordinated amortizing note recorded as debt. As a result of the tMEDS issuance, $70.4 million was recorded to debt, an offsetting $2.3 million was recorded to prepaid debt issuance costs, and $265.5 million was recorded to additional paid-in capital.

See “Capital” and Note 13 to the consolidated financial statements in Synovus’ 2010 10-K for further information regarding the public offerings and capital actions discussed above.

Synovus continually monitors its capital position, particularly as capital is impacted by current credit conditions, economic conditions and regulatory requirements, and engages in regular discussions with its regulators regarding capital at both Synovus and Synovus Bank. During 2009 and continuing into 2010, Synovus experienced significant declines in the value of collateral for real estate loans and heightened credit losses, which resulted in record levels of non-performing assets, charge-offs, foreclosures, and losses on disposition of distressed assets. While these levels continue to remain high, most credit quality measures are continuing to improve; however, it remains difficult to predict whether the recent improvements experienced will continue, or whether the effects of any further potential negative developments in the credit, economic, and regulatory environments will adversely impact these improving trends.

Management currently believes, based on current internal capital analyses and earnings projections, that Synovus’ capital position is adequate to meet current regulatory minimum capital requirements. However, Synovus continues to actively monitor economic conditions, evolving industry capital standards, and changes in regulatory standards and requirements. As part of its ongoing management of capital, Synovus will continue to identify, consider, and pursue additional strategic initiatives to bolster its capital position as deemed necessary, including strategies to refinance or restructure Synovus’ Series A Preferred Stock in connection with any future repayment of Synovus’ obligations under the CPP.

Liquidity

Liquidity represents the extent to which Synovus has readily available sources of funding needed to meet the needs of depositors, borrowers and creditors, to support asset growth, to maintain reserve requirements, and to otherwise sustain operations of Synovus and its subsidiary bank, at a reasonable cost, on a timely basis, and without adverse consequences. The Asset Liability Management Committee (“ALCO”), operating under liquidity and funding policies approved by the Board of Directors, actively analyzes contractual and anticipated cash flows in order to properly manage Synovus’ liquidity position.

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

Synovus’ subsidiary bank, Synovus Bank, also generates liquidity through the national deposit markets. Synovus Bank issues longer-term certificates of deposit across a broad geographic base to increase its liquidity and funding position. Access to these deposits could become limited if Synovus Bank’s asset quality and financial performance were to significantly deteriorate. Synovus Bank has the capacity to access funding through its membership in the FHLB System. At March 31, 2011, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.

In addition to bank level liquidity management, Synovus must manage liquidity at the holding company level for various operating needs including capital infusions into subsidiaries, the servicing of debt, the payment of general corporate expenses, and the payment of dividends to shareholders. The primary source of liquidity for Synovus consists of dividends from Synovus Bank which is governed by certain rules and regulations of state and federal banking regulatory agencies. Dividends from subsidiaries in 2009 and 2010 were significantly lower than those received in previous years. Synovus does not expect to receive subsidiary dividends in the near future. During 2009 and 2010, Synovus was required to contribute capital to certain subsidiary banks, including Synovus Bank following the Charter Consolidation. Synovus Bank is currently required to maintain regulatory capital levels in excess of minimum well-capitalized requirements, primarily as a result of non-performing asset levels. Due to these requirements, Synovus could be required to contribute additional capital to Synovus Bank, which could adversely affect liquidity at the holding company level.

Synovus’ holding company has historically enjoyed a solid reputation and credit standing in the capital markets and historically has been able to raise funds in the form of either short or long-term borrowings or equity issuances, including the public offerings completed in September 2009 and May 2010. Current regulation of financial institutions places great emphasis on liquidity at the holding company level as well as capital requirements. In light of the current regulatory environment and Synovus’ recent financial performance and related credit ratings, there can be no assurance that Synovus would be able to obtain new borrowings or issue additional equity on favorable terms, if at all. Synovus will continue to identify, consider, and pursue additional strategic initiatives to further strengthen its liquidity position as deemed necessary.

While liquidity is an ongoing challenge for all financial institutions, Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs through the near future. However, if economic conditions or other factors worsen to a greater degree than the assumptions underlying Synovus’ internal financial performance projections, regulatory capital requirements for Synovus or Synovus Bank increase as the result of regulatory directives or otherwise, or Synovus believes it is prudent to enhance current liquidity levels, then Synovus may seek additional liquidity from external sources. See “Risk Factors” in Part I-Item IA. of Synovus’ 2010 Form 10-K.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the three months ended March 31, 2011 decreased $3.02 billion, or 9.3%, to $29.52 billion compared to $32.54 billion for the first three months of 2010. Average earning assets decreased $2.42 billion, or 8.1%, in the first three months of 2011 compared to the same period in 2010 and represented 92.8% of average total assets as compared to 91.6% in 2010. The reduction in average earning assets resulted from a $3.33 billion net decrease in loans outstanding which was offset in part by a $617.4 million increase in interest bearing funds with the Federal Reserve and a $284.6 million increase in the investment securities portfolio. Average interest bearing liabilities decreased $3.82 billion, or 15.1%, to $21.44 billion in the first three months of 2011 compared to the same period in 2010. The decrease in funding sources utilized to support earning assets was driven by a $3.85 billion decrease in interest bearing deposits and a $60.7 million decrease in short-term borrowings, which were offset in part by a $577.6 million increase in non-interest bearing demand deposits and an $86.2 million increase in long-term debt.

Net interest income for the three months ended March 31, 2011 was $237.4 million, a decrease of $11.4 million, or 4.6%, compared to $248.9 million for the three months ended March 31, 2010.

The net interest margin for the three months ended March 31, 2011 was 3.52% up 13 basis points from 3.39% for the three months ended March 31, 2010. Compared to the three months ended March 31, 2010, earning asset yields decreased by 25 basis points while the effective cost of funds decreased by 38 basis points. The yield on earning assets was positively impacted by a 6 basis point increase in loan yields. Earning asset yields were negatively impacted by a 114 basis point decrease in taxable investment securities yields and by the $617.4 million increase in lower yielding funds held at the Federal Reserve Bank. The effective cost of funds was positively impacted by the downward repricing of maturing certificates of deposit, a decrease in the effective cost of money market accounts, and a deposit mix shift from time deposits to lower cost core deposits. Core certificates of deposit declined by 49 basis points, national market brokered certificates of deposit decreased 30 basis points, and core money market accounts declined by 43 basis points.

On a sequential quarter basis, net interest income decreased by $4.5 million while the net interest margin increased 15 basis points to 3.52%. Yields on earning assets increased 6 basis points, and the effective cost of funds decreased by 9 basis points. Yields on earning assets were positively impacted by a 5 basis point increase in loan yields, which benefited from a decline in the negative impact of non-performing loans, and a lower level of funds held at the Federal Reserve Bank. These increases were partially offset by a 20 basis point decrease in taxable investment securities yields. The average balance of funds held at the Federal Reserve Bank decreased $575.5 million on a linked quarter basis. The effective cost of funds was positively impacted by the downward repricing of money market accounts and core certificates of deposit which declined by 8 basis points and 16 basis points, respectively. A $387.4 million increase in average non-interest bearing demand deposits also positively impacted the effective cost of funds.

Synovus anticipates a generally stable margin for the remainder of 2011. Investment security yields are expected to decline further which could pressure earning asset yields. Further modest downward repricing of maturing certificates of deposit and further improvements in deposit mix could positively impact the margin. Trends in the negative impact of nonaccrual assets, levels of excess liquidity, and competitive market conditions will also be key determinants in any change in realized margins.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

	2011	2010
(dollars in thousands) (yields and rates annualized)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest Earning Assets
Taxable investment securities	$3,264,581	3,104,004	3,055,400	3,068,634	2,952,188
Yield	3.56%	3.76	4.08	4.40	4.70
Tax-exempt investment securities	$44,228	51,400	62,659	66,125	72,041
Yield	6.84%	7.16	6.82	6.85	7.16
Trading account assets	$20,281	16,037	14,970	16,763	14,881
Yield	5.13%	5.86	4.88	5.47	5.30
Commercial loans	$17,555,733	18,315,882	19,041,500	19,982,523	20,880,069
Yield	4.98%	4.90	4.92	4.92	4.85
Consumer loans	$3,914,222	3,988,849	4,048,929	4,100,458	4,174,320
Yield	5.25%	5.22	5.25	5.33	5.36
Allowance for loan losses	$(698,609)	(819,176)	(862,970)	(964,212)	(951,552)

Loans, net	$20,771,346	21,485,555	22,227,459	23,118,769	24,102,837
Yield	5.21%	5.16	5.19	5.21	5.15
Mortgage loans held for sale	$152,981	260,759	194,487	131,700	96,440
Yield	4.74%	4.60	5.16	5.54	5.49
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	$3,033,284	3,628,939	3,720,649	3,591,353	2,435,880
Yield	0.25%	0.25	0.25	0.25	0.24
Federal Home Loan Bank and Federal Reserve Bank Stock(1)	$111,096	113,341	122,356	140,209	142,524
Yield	0.90%	0.59	0.87	0.82	0.97

Total interest earning assets	$27,397,797	28,660,035	29,397,980	30,133,553	29,816,791
Yield	4.42%	4.36	4.42	4.51	4.67

Interest Bearing Liabilities
Interest bearing demand deposits	$3,526,730	3,864,106	3,601,825	3,617,669	3,636,437
Rate	0.33%	0.33	0.36	0.42	0.42
Money market accounts	$6,550,623	6,874,367	6,788,768	6,606,161	6,450,696
Rate	0.76%	0.84	0.98	1.07	1.19
Savings deposits	$493,504	484,460	488,221	495,901	476,007
Rate	0.14%	0.14	0.14	0.15	0.15
Time deposits under $100,000	$2,212,215	2,383,411	2,511,830	2,626,852	2,726,002
Rate	1.53%	1.74	1.88	2.00	2.17
Time deposits over $100,000	$3,291,202	3,859,235	4,217,972	4,561,517	4,770,429
Rate	1.65%	1.77	1.88	1.95	2.05
National market brokered money market accounts	$393,981	423,428	537,952	833,811	1,047,417
Rate	0.51%	0.54	0.80	0.83	0.74
National market brokered time deposits	$2,665,314	2,956,904	3,261,113	3,681,660	3,871,581
Rate	1.83%	1.82	1.89	1.90	2.13

Total interest bearing deposits	$19,133,569	20,845,911	21,407,681	22,423,571	22,978,569
Rate	1.05%	1.14	1.28	1.36	1.48
Federal funds purchased and other short-term liabilities	$412,008	442,183	514,295	493,602	472,691
Rate	0.29%	0.33	0.36	0.44	0.47
Long-term debt	$1,891,576	1,729,991	1,811,153	1,882,358	1,805,363
Rate	2.39%	2.64	2.57	2.36	2.17

Total interest bearing liabilities	$21,437,153	23,018,085	23,733,129	24,799,531	25,256,623
Rate	1.15%	1.23	1.36	1.42	1.51

Non-interest bearing demand deposits	$4,821,237	4,433,849	4,310,459	4,271,444	4,243,622
Net interest margin	3.52%	3.37	3.33	3.34	3.39

(1)	Included as a component of other assets on the accompanying balance sheet.

The following table summarizes the components of net interest income for the three months ended March 31, 2011 and 2010, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

	Three Months Ended March 31,
(in thousands)	2011	2010
Interest income	$298,432	342,795
Taxable-equivalent adjustment	964	1,111

Interest income, taxable equivalent	299,396	343,906
Interest expense	60,998	93,928

Net interest income, taxable equivalent	$238,398	249,978

Non-interest Income

The following table summarizes non-interest income for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
(in thousands)	2011	2010
Service charges on deposit accounts	$20,318	26,280
Fiduciary and asset management fees	11,537	11,338
Brokerage and investment banking income	6,220	5,931
Mortgage banking income	2,495	5,814
Bankcard fees	10,657	9,515
Investment securities losses, net	1,420	(448)
Other fee income	4,931	5,530
Increase in fair value of private equity investments, net	132	899
Other non-interest income	6,454	4,839

Total non-interest income	$64,164	69,698

Total non-interest income for the three months ended March 31, 2011 was $64.2 million, down 7.9% from the same period in 2010.

Service charges on deposit accounts, the single largest component of fee income, were $20.3 million for the three months ended March 31, 2011, down 22.7% from the same period in 2010. Service charges on deposit accounts consist of non-sufficient funds (“NSF”) fees (which represent 48.6% of the total for the three months ended March 31, 2011), account analysis fees, and all other service charges.

NSF fees for the three months ended March 31, 2011 were $9.9 million, down $5.3 million or 35.2%, compared to the same period in 2010 primarily due to the adoption of Regulation E and other regulatory changes. Account analysis fees were $6.0 million for the three months ended March 31, 2011, down $674 thousand or 10.0%, compared to the same period in 2010. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $4.4 million for the three months ended March 31, 2011, up $78 thousand or 1.8% compared to the same period in 2010.

On August 1, 2010, Regulation E became effective. The changes from this regulation limit the ability of a financial institution to assess an overdraft fee for paying automated teller machine and debit card transactions that overdraw a customer’s account unless the customer affirmatively consents, or opts-in, to the institution’s payment of overdrafts for these transactions. The impact from this regulation for the three months ended March 31, 2011 was a decrease in NSF fees of approximately $3.5 million. Synovus estimates the total impact from Regulation E for the year ending December 31, 2011 will be a reduction of NSF fees of approximately $15.5 million, compared to a reduction of approximately $5.2 million in 2010.

On January 19, 2011, Synovus implemented certain processing changes as required by regulatory guidance that resulted in an approximate $2.6 million decrease in NSF fees for the three months ended March 31, 2011. Synovus estimates the total impact from these changes for the year ending December 31, 2011 will be a reduction of NSF fees of approximately $12.5 million.

Certain product alignments and fee changes, which are scheduled to take effect during the three months ending June 30, 2011, along with continued deposit account growth are expected to partially offset the declines in fee income resulting from recent regulatory changes.

Financial management services revenues (which primarily consist of fiduciary and asset management fees, brokerage and investment banking revenue, and customer interest rate swap revenue which is included in other fee income) increased $141 thousand, or 0.8%, to $18.9 million for the three months ended March 31, 2011 compared to the same period in 2010.

Mortgage banking income decreased $3.3 million or 57.1% for the three months ended March 31, 2011 as compared to the same period in 2010. The decline was driven by lower gains from sales of mortgage loans. Mortgage production volume was $238.9 million which decreased $16.2 million or 6.4% as compared to the same period in 2010.

Bankcard fees increased $1.1 million or 12.0% for the three months ended March 31, 2011 as compared to the same period in 2010. Bankcard fees consist of credit card interchange fees and debit card interchange fees. Debit card interchange fees were $6.3 million, up 12.0% compared to the same period in 2010. Credit card interchange fees were $4.6 million, up 6.2% from the same period in 2010. The increase in interchange fees is primarily due to an increase in volume as well as an additional day during the period ending March 31, 2011 compared to the same period in 2010.

Synovus is anticipating a significant impact on debit interchange fees as a result of certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that are scheduled to take effect on July 21, 2011. These provisions, commonly referred to as the “Durbin Amendment,” amended the Electronic Fund Transfer Act and required the Board of Governors of the Federal Reserve System to develop rules that implement, among other things, interchange fee restrictions on debit card transactions. The implementing rules have been proposed by the Federal Reserve but not yet finalized. If the rules are adopted as proposed, Synovus would see a reduction of approximately $8 million in its debit card interchange fee revenue for the year ending December 31, 2011 as compared to 2010. Although there is a possibility that Congress will delay implementation of the Durbin Amendment provisions, Synovus is evaluating strategies to offset the anticipated decline in revenues based on the scheduled effective date of July 21, 2011.

Other fee income includes fees for letters of credit, safe deposit box fees, access fees for automatic teller machine use, official check issuance fees, customer swap dealer fees, and other miscellaneous fee-related income. Other fee income decreased $599 thousand or 10.8% for the three months ended March 31, 2011 as compared to the same period in 2010 principally due to a decline in fees associated with letters of credit and lower gains on trading securities.

Other non-interest income increased $1.6 million or 33.4% for the three months ended March 31, 2011 compared to the same period in 2010. The main components of other non-interest income are income from company-owned life insurance policies, insurance commissions, card service fees, and other miscellaneous items.

Non-interest Expense

The following table summarizes non-interest expense for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
(in thousands)	2011	2010
Salaries and other personnel expense	$93,100	104,022
Net occupancy and equipment expense	29,834	29,978
FDIC insurance and other regulatory fees	14,406	17,646
Foreclosed real estate expense	24,737	45,507
(Gains) losses on other loans held for sale	(2,226)	61
Professional fees	9,236	9,380
Data processing expense	8,950	10,683
Restructuring charges	24,333	—
Loss on curtailment of post-retirement defined benefit plan	398	—
Other operating expenses	36,948	35,520

Total non-interest expense	$239,716	252,797

Non-interest expense decreased by 5.2% for the three months ended March 31, 2011 compared to the same period in 2010. The decline was driven primarily by lower salaries and other personnel expenses and foreclosed real estate expense. For the three months ended March 31, 2011, fundamental non-interest expense, which excludes credit costs and restructuring charges, declined by $19.6 million from the same period in 2010.

For the three months ended March 31, 2011, salaries and other personnel expenses decreased by $10.9 million or 10.5% compared to the same period in 2010. The decline in expense was largely due to planned reductions in headcount as a result of Synovus’ implementation of efficiency and expense management initiatives during the first quarter of 2011. Total employees at March 31, 2011 were 5,518, down 878 compared to March 31, 2010.

The efficiency initiatives are expected to generate an estimated $100 million in annual expense savings by the end of 2012 with approximately $75 million of these savings to be realized in 2011. Approximately $11 million of the $75 million in expense savings was realized during the three months ended March 31, 2011, the majority of which is reflected as a reduction in salaries and other personnel expense.

FDIC insurance and other regulatory fees for the three months ended March 31, 2011 declined $3.2 million or 18.4%. The decline is driven by lower deposit balances and elimination of the separate assessment for the Transaction Account Guarantee Program which expired on December 31, 2010.

Foreclosed real estate expense for the three months ended March 31, 2011 declined $20.8 million or 45.6% compared to the same period in 2010. The decline was related to a reduction in charges related to declines in fair value or reductions in estimated realizable value subsequent to the date of foreclosure. For further discussion of foreclosed real estate, see the section captioned “Other Real Estate.”

Data processing expense for the three months ended March 31, 2011 declined $1.7 million or 16.2% compared to the same period in 2010. The decline is primarily driven by renegotiated and/or terminated provider services.

Restructuring charges of $24.3 million for the three months ended March 31, 2011 are comprised of $14.6 million in severance charges, $5.3 million in lease termination expenses, $3.5 million consisting primarily of asset write-downs associated with branch closings, and $900 thousand in professional fees. The restructuring charges are related to efficiency and expense management initiatives that were implemented during the first quarter of 2011. Synovus expects to recognize in 2011 approximately $28 million in restructuring charges which includes the $24.3 million expensed during the three months ended March 31, 2011. For further discussion of restructuring charges, see Note 3 in notes to the consolidated financial statements and the section titled “Restructuring Charges” herein.

The loss on curtailment of post-retirement defined benefit plan of $398 thousand was recorded as an adjustment to the gain on curtailment of post-retirement defined benefit plan recorded during the fourth quarter of 2010. For further discussion of the curtailment of the Synovus Retiree Medical Plan, see Note 12 “Retiree Medical Plan Curtailment”.

Other operating expenses increased $1.4 million or 4.0%, primarily due to increases in credit related expenses.

Income Tax Expense

Under provisions of Accounting Standards Codification (“ASC”) No. 740-30-25, companies are required to assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. During 2009, Synovus reached a three-year cumulative pre-tax loss position. The positive evidence considered in support of its use of future earnings as a source of realizing deferred tax assets was insufficient to overcome the negative evidence. Synovus estimated its realization of future tax benefits based on taxable income in available prior year carry-back periods, future reversals of existing taxable temporary differences and prudent and feasible state tax planning strategies.

Synovus increased its deferred tax asset valuation allowance by $43.9 million and $105.1 million during the three months ended March 31, 2011 and March 31, 2010, respectively, for a total valuation allowance of $818.9 million at March 31, 2011 (net of the federal benefit on state income taxes). At March 31, 2011, management concluded that $2.1 million of its net deferred tax assets would be realized through tax planning strategies. This amount reflects an increase of $360 thousand in the January 1, 2011 net deferred tax asset balance of $1.7 million and was recognized during the first quarter as a tax benefit.

Synovus expects to reverse most of the valuation allowance once it has demonstrated a sustainable return to profitability. However, until such event occurs, Synovus will have minimal to no ability to partially offset pre-tax operating losses with income tax benefits. In other words, Synovus will continue to increase its valuation allowance for deferred tax assets. Management’s estimate of the pre-tax loss, changes in the valuation allowance, and state tax liabilities impact the actual effective tax rate for continuing operations. Pursuant to ASC 740-20-45-7, the gain from discontinued operations and the increase to net unrealized security gains recorded within other comprehensive income were considered in determining the amount of tax benefit that results from the loss from continuing operations.

The table below shows the effective tax rate for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011
(dollars in thousands)	Discontinued Operations	Continuing Operations	Total
Income (loss) before income taxes	$—	(79,864)	(79,864)
Income tax expense (benefit), gross	—	(43,450)	(43,450)
Increase in valuation allowance for deferred tax assets	—	43,906	43,906

Net income (loss)	$—	(79,408)	(79,408)

Effective tax rate before valuation allowance(1)	—%	(54.4)	(54.4)
Effective tax rate after valuation allowance(1)	—%	0.6	0.6

	Three Months Ended March 31, 2010
(dollars in thousands)	Discontinued Operations	Continuing Operations	Total
Income (loss) before income taxes	$70,640	(275,180)	(204,540)
Income tax (benefit) expense, gross	27,479	(121,416)	(93,937)
Increase in valuation allowance for deferred tax assets	—	105,079	105,079

Net income (loss)	$43,161	(258,843)	(215,682)

Effective tax rate before valuation allowance(1)	38.9%	(44.1)	(45.9)
Effective tax rate after valuation allowance(1)	38.9%	(5.9)	5.4

(1)	Negative percentages reference a net tax benefit and positive percentages reference net tax expense.

A reconciliation of the beginning and ending amount of the valuation allowance recorded against deferred tax assets is as follows:

(in thousands)	2011	2010
Balance at January 1,	$774,961	443,332
Increase for three months ended March 31,	43,906	105,079

Balance at March 31,	$818,867	548,411

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

On April 27, 2011, the Synovus shareholders approved a shareholder rights plan designed to preserve substantial tax assets. This plan is similar to tax benefit preservation plans adopted by other public companies with significant tax attributes. Synovus’ tax attributes include net operating losses, capital losses, and certain built-in losses that it could utilize in certain circumstances to offset taxable income and reduce its federal income tax liability.

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

Dividends

Synovus has historically paid a quarterly cash dividend to the holders of its common stock. Management closely monitors trends and developments in credit quality, liquidity (including dividends from subsidiaries, which are expected to be significantly lower than those received in previous years), financial markets and other economic trends, as well as regulatory requirements regarding the payment of dividends, all of which impact Synovus’ capital position, and will continue to periodically review dividend levels to determine if they are appropriate in light of these factors and the restrictions on payment of dividends described below. In the current environment, regulatory restrictions may limit Synovus’ ability to continue to pay dividends. Synovus must inform and consult with the Federal Reserve Board prior to declaring and paying any future dividends on its common and preferred stock, and the Federal Reserve Board could decide at any time that paying any dividends could be an unsafe or unsound banking practice. In addition, Synovus must obtain the prior approval of the Banking Commissioner of the State of Georgia prior to increasing the cash dividend on Synovus’ common stock above the current level of $0.01 per share. See “Part I–Item I-Business–Supervision, Regulation and Other Factors-Dividends,” “Part I-Item IA. Risk factors-Business Risks-We presently are subject to, and in the future may become subject to additional supervisory actions and/or enhanced regulation that could have a material negative effect on Synovus’ business, operating flexibility, financial condition, and the value of Synovus’ common stock,” and “Part I-Item IA. Risk factors-Business risks-We may be unable to pay dividends on Synovus’ common stock” in Synovus’ 2010 10-K and “Risk Factors” in Part I- Item IA. of Synovus’ 2010 Form 10-K.

Synovus’ ability to pay dividends is partially dependent upon dividends that it receives from its banking subsidiary and its non-banking subsidiaries which are restricted by various regulations administered by federal and state bank regulatory authorities. Dividends from subsidiaries in 2010 were significantly lower than those received in previous years. Synovus does not expect to receive subsidiary dividends in the near future.

Synovus declared dividends of $0.01 per common share for the three months ended March 31, 2011 and 2010.

In addition to dividends paid on its common stock, Synovus paid dividends of $12.1 million to the Treasury on the Series A Preferred Stock during the three months ended March 31, 2011 and $12.1 million during the three months ended March 31, 2010.

Synovus’ participation in the Capital Purchase Program restricts its ability to increase the quarterly cash dividends payable on Synovus’ common stock (without consent of the Treasury) until the earlier of

December 19, 2011, or until Synovus has redeemed the Series A Preferred Stock in whole or the Treasury has transferred the Series A preferred stock to a third party. In addition, Synovus must seek the Federal Reserve’s permission to increase the quarterly dividend on its common stock above $0.01 per common share. Synovus is presently subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on business, operating flexibility, financial condition, and the value of Synovus common stock. See “Business–Supervision, Regulation and Other Factors-Dividends” in Part I-Item I, and “Risk factors-Business Risks-We presently are subject to, and in the future may become subject to additional supervisory actions and/or enhanced regulation that could have a material negative effect on Synovus’ business, operating flexibility, financial condition, and the value of Synovus’ common stock,” and “Risk factors-Business risks-We may be unable to pay dividends on Synovus’ common stock” in Part I-Item IA. of Synovus’ 2010 10-K.

Contingencies

During 2010, financial institutions experienced a dramatic increase in the number of repurchase demands they received, including from government sponsored enterprises, mortgage insurers, and other purchasers of residential mortgage-backed securitizations, due to findings of mortgage fraud and underwriting deficiencies in the mortgage origination process, and misrepresentations in the packaging of mortgages by certain mortgage lenders. Also during 2010, foreclosure practices of financial institutions nationwide came under scrutiny due to the discovery of fraudulent documentation and questionable residential foreclosure procedures of certain financial institutions. Due to the current focus in foreclosure practices of financial institutions nationwide, Synovus evaluated its foreclosure process related to home equity and consumer mortgage loans within its loan portfolio.

Repurchase Obligations for Mortgage Loans Originated for Sale

Synovus’ wholly-owned subsidiary, Synovus Mortgage Corp. (“Synovus Mortgage”), originates residential mortgage loans, sells them to third party purchasers, and does not retain the servicing rights. These loans are primarily originated and underwritten internally by Synovus personnel and are primarily to borrowers in Synovus’ geographic market footprint. These sales are typically effected as non-recourse loan sales to government sponsored enterprises (“GSEs”) and non-GSE purchasers.

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

To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with the periods from 2005 through 2008. From January 1, 2005 through March 31, 2011, Synovus Mortgage originated and sold approximately $5.7 billion of first lien GSE eligible mortgage loans and approximately $3.0 billion of first and second lien non-GSE eligible mortgage loans. Losses to Synovus arising from such repurchases have been inconsequential.

Based on information currently available, management believes that it does not have significant exposure to contingent losses that may arise relating to the representations and warranties that it has made in connection with its mortgage loan sales. See “Risk Factors” in Part I-Item IA. of Synovus’ 2010 Form 10-K.

Mortgage Loan Foreclosure Practices

Due to the current focus in foreclosure practices of financial institutions nationwide, Synovus evaluated its foreclosure process related to home equity and consumer mortgage loans within its loan portfolio. At March 31, 2011, Synovus has $3.04 billion of home equity and consumer mortgage loans which are secured by first and second liens on residential properties. Of that amount, $896.5 million consists of mortgages relating to properties in Florida and South Carolina which are states in which foreclosures proceed though the courts. Foreclosure activity in the home equity lines and consumer mortgage loan portfolio is minimal. Any foreclosures on these loans are handled by designated Synovus personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Synovus has not imposed any freezes on foreclosures. Based on information currently available, management believes that it does not have significant exposure to faulty foreclosure practices. In addition, management believes that the nationwide foreclosure moratorium will not have a material adverse impact to our business.

Recently Issued Accounting Standards

See note 15 of the notes to the consolidated financial statements for a discussion of recently issued accounting standards updates.

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

Management uses these non-GAAP financial measures to assess the performance of Synovus’ core business and the strength of its capital position. Synovus believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist investors in evaluating Synovus’ operating results, financial strength and capital position. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures at other companies. Pre-tax, pre-credit costs income is a measure used by management to evaluate core operating results exclusive of credit costs as well as certain non-core income and expenses such as restructuring charges. Fundamental non-interest expense is a measure used by management to gauge the success of expense management initiatives focused on reducing recurring controllable operating costs. Core deposits and core deposits excluding time deposits are measures used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. Total risk-weighted assets is a required measure used by banks and financial institutions in reporting regulatory capital and regulatory capital ratios to Federal and state regulatory agencies. The tangible common equity to tangible assets ratio and the tangible common equity to risk-weighted assets ratio are used by management and investment analysts to assess the strength of Synovus’ capital position.

The computations of pre-tax, pre-credit costs income; fundamental non-interest expense; core deposits; core deposits excluding time deposits; the tangible common equity to tangible assets ratio; and the tangible common equity to risk-weighted assets, and the reconciliation of these measures to income (loss) before income taxes, total non-interest expense, net interest margin, total deposits, and the ratio of total common shareholders’ equity to total assets are set forth in the table below.

Reconciliation of Non-GAAP Financial Measures

(dollars in thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Tangible Common Equity Ratios
Total risk-weighted assets	$22,000,340	22,748,532	25,767,271
Total assets	$28,678,203	30,093,148	32,439,438
Goodwill	(24,431)	(24,431)	(24,431)
Other intangible assets, net	(11,424)	(12,434)	(15,556)

Tangible assets	$28,642,348	30,056,283	32,399,451

Total shareholders’ equity	$2,882,605	2,997,918	2,616,743
Goodwill	(24,431)	(24,431)	(24,431)
Other intangible assets, net	(11,424)	(12,434)	(15,556)
Cumulative perpetual preferred stock	(939,691)	(937,323)	(930,433)

Tangible common equity	$1,907,059	2,023,730	1,646,323

Total shareholders’ equity to total assets ratio(1)	10.05%	9.96	8.07
Tangible common equity to tangible assets ratio	6.66	6.73	5.08
Tangible common equity to risk-weighted assets ratio	8.67%	8.90	6.39
Core Deposits and Core Deposits Excluding Time Deposits
Total deposits	$23,205,879	24,500,304	27,180,048
National market brokered deposits	(2,978,615)	(3,152,349)	(4,642,345)

Core deposits	20,227,264	21,347,955	22,537,703

Time deposits	(5,207,369)	(5,911,150)	(7,384,004)

Core deposits excluding time deposits	$15,019,895	15,436,805	15,153,699

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
Pre-tax Pre-credit Costs Income
Loss before income taxes	$(79,864)	(159,550)	(275,180)
Add: Provision for losses on loans	141,746	252,401	340,948
Add: Other credit costs (2)	35,350	29,304	53,562
Add: Restructuring costs	24,333	2,118	—
Add/subtract: Loss (gain) on curtailment of post-retirement benefit	398	(7,092)	—

Pre-tax pre-credit costs income	$121,963	117,181	119,330

Fundamental Non-interest Expense
Total non-interest expense	$239,716	229,006	252,797
Less: Other credit costs(2)	(35,350)	(29,304)	(53,562)
Less: Restructuring charges	(24,333)	(2,118)	—
Subtract/Add: (Loss) gain on curtailment of post-retirement benefit	(398)	7,092	—

Fundamental non-interest expense	$179,635	204,676	199,235

(1)	Total shareholders’ equity divided by total assets.
(2)	Other credit costs consist primarily of losses on ORE, reserve for unfunded commitments, and charges related to other loans held for sale.

ITEM 3 – QUANTITATIVE AND

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

Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0% to 0.25%. Due to short-term interest rates being at or near 0% at this time, only rising rate scenarios have been modeled. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points to determine the sensitivity of net interest income for the next twelve months. As of March 31, 2011, the interest rate sensitivity of Synovus has not significantly changed as compared to December 31, 2010. Synovus continues to maintain a moderately asset sensitive position which would be expected to benefit net interest income in a rising interest rate environment. Several factors could serve to diminish or eliminate this asset sensitivity, including an increase in the expected level of deposit pricing competition. A higher than projected level of deposit customer migration to higher cost deposits, such as certificates of deposit, could also serve to reduce the realized level of asset sensitivity. The following table represents the estimated sensitivity of net interest income to these changes in short term interest rates at March 31, 2011, with comparable information for December 31, 2010.

	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)
Change in Short-term Interest Rates (in basis points)	March 31, 2011	December 31, 2010
+ 200	1.8%	1.5%
+ 100	1.2%	1.7%

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

Synovus is a member of the Visa USA network. Under Visa USA bylaws, Visa members are obligated to indemnify Visa USA and/or its parent company, Visa, Inc., for potential future settlement of, or judgments resulting from, certain litigation, which Visa refers to as the “covered litigation.” Synovus’ indemnification obligation is limited to its membership proportion of Visa USA. See Note 20 of Notes to Consolidated Financial Statements included in “Part II – Item 8” of Synovus’ 2010 Form 10-K for further discussion of the Visa litigation.

As previously disclosed, the FDIC conducted an investigation of the policies, practices and procedures used by Columbus Bank and Trust Company (“CB&T”), a division of Synovus Bank, and a wholly owned banking subsidiary of Synovus Financial Corp. (“Synovus”), in connection with the credit card programs offered pursuant to its Affinity Agreement with CompuCredit Corporation (“CompuCredit”). CB&T previously issued credit cards that were marketed and serviced by CompuCredit pursuant to the Affinity Agreement. A provision of the Affinity Agreement generally requires CompuCredit to indemnify CB&T for losses incurred as a result of the failure of credit card programs offered pursuant to the Affinity Agreement to comply with applicable law. Synovus is subject to a per event 10% share of any such loss, but Synovus’ 10% payment obligation is limited to a cumulative total of $2 million for all losses incurred.

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

CB&T and the FDIC also entered into an Order for Restitution pursuant to which CB&T agreed to establish and maintain an account in the amount of $7.5 million to ensure the availability of restitution with respect to categories of consumers, specified by the FDIC, who activated Aspire credit card accounts issued pursuant to the Affinity Agreement on or before May 31, 2005. The FDIC may require the account to be applied if, and to the extent that, CompuCredit defaults, in whole or in part, on its obligation to pay restitution to any consumers required under the settlement agreements CompuCredit entered into with the FDIC and the Federal Trade Commission (“FTC”) on December 19, 2008. Those settlement agreements require CompuCredit to credit approximately $114 million to certain customer accounts that were opened between 2001 and 2005 and subsequently charged off or were closed with no purchase activity. CompuCredit has stated that this restitution involves mostly non-cash credits – in effect, reversals of amounts for which payments were never received. In addition, CompuCredit has stated that cash refunds to consumers are estimated to be approximately $3.7 million. This $7.5 million account represents a contingent liability of CB&T. On April 27, 2011, the FDIC issued an order terminating the Order of Restitution.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” in “Part I-Item IA” of Synovus’ 2010 10-K and Synovus’ quarterly reports on Form 10-Q which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.

There were no material changes during the period covered by this report to the risk factors previously disclosed in Synovus’ 2010 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

In prior periods, Synovus received previously owned shares of its common stock as payment of the exercise price of stock options and shares withheld to cover taxes on vesting for non-vested shares granted. No shares of Synovus’ common stock were delivered during the three months ended March 31, 2011.

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

SYNOVUS FINANCIAL CORP.

Date:	May 10, 2011	BY:	/s/ Thomas J. Prescott
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