Form 10-Q
period 2011-06-30
SYNOVUS FINANCIAL CORP
filed 2011-08-09
CIK 18349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐            No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	July 31, 2011
Common Stock, $1.00 Par Value	790,972,646 shares

SYNOVUS FINANCIAL CORP.

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

SYNOVUS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(unaudited)

(in thousands, except share data)	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$409,302	389,021
Interest bearing funds with Federal Reserve Bank	2,845,277	3,103,896
Interest earning deposits with banks	24,133	16,446
Federal funds sold and securities purchased under resale agreements	127,580	160,502
Trading account assets, at fair value	16,130	22,294
Mortgage loans held for sale, at fair value	78,752	232,839
Other loans held for sale	89,139	127,365
Investment securities available for sale, at fair value	3,259,254	3,440,268
Loans, net of deferred fees and costs	20,504,810	21,585,763
Allowance for loan losses	(631,401)	(703,547)

Loans, net	19,873,409	20,882,216

Premises and equipment, net	493,638	544,971
Goodwill	24,431	24,431
Other intangible assets, net	10,449	12,434
Other real estate	244,313	261,305
Other assets	818,103	875,160

Total assets	$28,313,910	30,093,148

LIABILITIES AND EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$4,877,267	4,298,372
Interest bearing deposits	17,997,750	20,201,932

Total deposits	22,875,017	24,500,304

Federal funds purchased and other short-term borrowings	452,466	499,226
Long-term debt	1,894,901	1,808,161
Other liabilities	240,588	260,910

Total liabilities	25,462,972	27,068,601

Equity
Shareholders’ equity:
Cumulative perpetual preferred stock – no par value. Authorized 100,000,000 shares; 967,870 issued and outstanding at June 30, 2011 and December 31, 2010	942,096	937,323
Common stock - $1.00 par value. Authorized 1,200,000,000 shares; issued 790,972,646 at June 30, 2011 and 790,956,289 at December 31, 2010; outstanding 785,279,194 at June 30, 2011 and 785,262,837 at December 31, 2010	790,973	790,956
Additional paid-in capital	2,353,854	2,351,508
Treasury stock, at cost - 5,693,452 shares in 2011 and 2010	(114,176)	(114,176)
Accumulated other comprehensive income	65,905	57,158
Accumulated deficit	(1,187,714)	(1,024,851)

Total shareholders’ equity	2,850,938	2,997,918

Non-controlling interest in subsidiaries	—	26,629

Total equity	2,850,938	3,024,547

Total liabilities and equity	$28,313,910	30,093,148

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Interest income:
Loans, including fees	$521,634	603,801	256,597	299,035
Investment securities available for sale	57,350	69,482	27,925	34,413
Trading account assets	478	422	222	228
Mortgage loans held for sale	3,034	3,148	1,223	1,824
Other loans held for sale	297	21	236	6
Federal funds sold and securities purchased under resale agreements	71	102	25	61
Interest on Federal Reserve Bank balances	3,524	3,547	1,742	2,168
Interest earning deposits with banks	96	11	82	4

Total interest income	586,484	680,534	288,052	337,739

Interest expense:
Deposits	95,432	159,772	45,869	76,065
Federal funds purchased and other short-term borrowings	594	1,087	297	544
Long-term debt	22,063	20,770	10,925	11,091

Total interest expense	118,089	181,629	57,091	87,700

Net interest income	468,395	498,905	230,961	250,039
Provision for losses on loans	261,905	639,851	120,159	298,904

Net interest income (expense) after provision for losses on loans	206,490	(140,946)	110,802	(48,865)

Non-interest income:
Service charges on deposit accounts	39,556	54,155	19,238	27,876
Fiduciary and asset management fees	23,416	22,695	11,879	11,357
Brokerage revenue	12,511	12,699	6,291	6,768
Mortgage revenue, net	8,042	12,132	5,547	6,318
Bankcard fees	22,782	19,315	12,125	9,800
Investment securities gains (losses), net	1,797	(431)	377	17
Other fee income	10,220	10,932	5,289	5,402
(Decrease) increase in fair value of private equity investments, net	(169)	2,181	(301)	1,283
Other non-interest income	13,858	10,013	7,404	5,174

Total non-interest income	132,013	143,691	67,849	73,995

Non-interest expense:
Salaries and other personnel expense	184,849	207,951	91,749	103,929
Net occupancy and equipment expense	58,717	60,565	28,883	30,588
FDIC insurance and other regulatory fees	30,362	36,615	15,956	18,970
Foreclosed real estate expense, net	64,609	91,948	39,872	46,440
(Gains) losses on other loans held for sale, net	(1,746)	73	480	12
Professional fees	20,129	20,976	10,893	11,595
Data processing expense	18,201	22,007	9,251	11,323
Restructuring charges	27,439	—	3,106	—
Loss on curtailment of post-retirement defined benefit plan	398	—	—	—
Other operating expenses	59,173	71,424	22,225	35,905

Total non-interest expense	462,131	511,559	222,415	258,762

Loss from continuing operations before income taxes	(123,628)	(508,814)	(43,764)	(233,632)
Income tax benefit	(5,220)	(21,395)	(4,764)	(5,057)

Loss from continuing operations	(118,408)	(487,419)	(39,000)	(228,575)
Income from discontinued operations, net of income taxes and non- controlling interest	—	43,162	—	—

Net loss	(118,408)	(444,257)	(39,000)	(228,575)
Net loss attributable to non-controlling interest	(220)	(590)	—	(381)

Net loss attributable to controlling interest	(118,188)	(443,667)	(39,000)	(228,194)
Dividends and accretion of discount on preferred stock	28,970	28,685	14,504	14,360

Net loss attributable to common shareholders	$(147,158)	(472,352)	(53,504)	(242,554)

Net loss per common share, basic and diluted:
Net loss from continuing operations attributable to common shareholders	$(0.19)	(0.88)	(0.07)	(0.36)

Net loss attributable to common shareholders	(0.19)	(0.81)	(0.07)	(0.36)

Weighted average common shares outstanding, basic and diluted	785,260	583,697	785,277	676,753

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)	Non- Controlling Interest	Total
Balance at December 31, 2009	$928,207	495,514	1,605,097	(114,155)	84,806	(148,428)	20,460	2,871,501
Net loss	—	—	—	—	—	(443,667)	(590)	(444,257)
Other comprehensive income, net of tax:
Change in net unrealized gain on cash flow hedges	—	—	—	—	(6,580)	—	—	(6,580)
Change in net unrealized gains and losses on investment securities available for sale, net of reclassification adjustment	—	—	—	—	23,575	—	—	23,575
Amortization of post-retirement unfunded health benefit	—	—	—	—	(728)	—	—	(728)

Other comprehensive income	—	—	—	—	16,267	—	—	16,267

Comprehensive loss								(427,990)

Cash dividends declared on common stock — $0.02 per share	—	—	—	—	—	(12,749)	—	(12,749)
Cash dividends paid on preferred stock	—	—	—	—	—	(24,197)	—	(24,197)
Accretion of discount on preferred stock	4,488	—	—	—	—	(4,488)	—	—
Issuance of common stock, net of issuance costs	—	293,250	475,761	—	—	—	—	769,011
Issuance of prepaid common stock purchase contracts	—	—	265,503	—	—	—	—	265,503
Settlement of prepaid common stock purchase contracts	—	1,959	(1,959)	—	—	—	—	—
Treasury shares purchased	—	—	—	(19)	—	—	—	(19)
Issuance of non-vested stock, net of forfeitures	—	(6)	6	—	—	—	—	—
Restricted share unit activity	—	31	(31)	—	—	—	—	—
Share-based compensation expense	—	—	4,296	—	—	—	—	4,296
Stock options exercised	—	1	—	—	—	—	—	1
Share-based compensation tax deficiency	—	—	(1,772)	—	—	—	—	(1,772)
Change in ownership at majority-owned subsidiary	—	—	—	—	—	217	2,432	2,649

Balance at June 30, 2010	$932,695	790,749	2,346,901	(114,174)	101,073	(633,312)	22,302	3,446,234

Balance at December 31, 2010	$937,323	790,956	2,351,508	(114,176)	57,158	(1,024,851)	26,629	3,024,547
Net loss	—	—	—	—	—	(118,188)	(220)	(118,408)
Other comprehensive income, net of tax:
Change in net unrealized gains and losses on cash flow hedges	—	—	—	—	(4,360)	—	—	(4,360)
Change in net unrealized gains and losses on investment securities available for sale, net of reclassification adjustment	—	—	—	—	13,107	—	—	13,107

Other comprehensive income	—	—	—	—	8,747	—	—	8,747

Comprehensive loss								(109,661)

Cash dividends declared on common stock — $0.02 per share	—	—	—	—	—	(15,705)	—	(15,705)
Cash dividends paid on preferred stock	—	—	—	—	—	(24,197)	—	(24,197)
Accretion of discount on preferred stock	4,773	—	—	—	—	(4,773)	—	—
Restricted share unit activity	—	17	(17)	—	—	—	—	—
Share-based compensation expense	—	—	2,363	—	—	—	—	2,363
Change in ownership at majority-owned subsidiary	—	—	—	—	—	—	(26,409)	(26,409)

Balance at June 30, 2011	$942,096	790,973	2,353,854	(114,176)	65,905	(1,187,714)	—	2,850,938

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(in thousands)	2011	2010
Operating activities
Net loss	$(118,408)	(444,257)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on loans	261,905	639,851
Depreciation, amortization, and accretion, net	23,412	21,772
Deferred income tax benefit	(5,304)	(6,315)
Decrease in interest receivable	10,950	16,506
Decrease in interest payable	(10,248)	(6,663)
Decrease (increase) in trading account assets	6,164	(5,639)
Originations of mortgage loans held for sale	(392,707)	(543,309)
Proceeds from sales of mortgage loans held for sale	542,665	544,965
Loss (gain) on sale of mortgage loans held for sale	296	(4,818)
Decrease in prepaid and other assets	61,301	347,292
(Decrease) increase in accrued salaries and benefits	(6,388)	2,328
(Decrease) increase in other liabilities	(3,687)	27,035
Investment securities (gains) losses, net	(1,797)	431
(Gain) loss on sale of other loans held for sale	(1,746)	73
Loss on other real estate	54,543	79,302
Decrease (increase) in fair value of private equity investments, net	169	(2,181)
Gain on sale of merchant services business	—	(69,466)
Loss on curtailment of post-retirement health benefit plan	398	—
Share-based compensation	2,363	4,296
Other, net	3,675	(1,445)

Net cash provided by (used in) operating activities	427,556	599,758

Investing activities
Net (increase) decrease in interest earning deposits with banks	(7,687)	1,926
Net decrease in federal funds sold and securities purchased under resale agreements	32,922	43,966
Net decrease (increase) in interest bearing funds with Federal Reserve Bank	258,619	(1,755,701)
Proceeds from maturities and principal collections of investment securities available for sale	573,759	488,612
Proceeds from sales of investment securities available for sale	17,044	244
Purchases of investment securities available for sale	(389,724)	(589,495)
Proceeds from sale of loans	194,220	194,141
Principal repayments by borrowers on other loans held for sale	28,305	—
Proceeds from sale of other real estate	88,003	142,006
Net decrease in loans	425,919	884,766
Purchases of premises and equipment	(9,014)	(11,193)
Proceeds from disposals of premises and equipment	2,014	1,630
Proceeds from sale of merchant services business	—	69,466

Net cash provided by (used in) investing activities	1,214,380	(529,632)

Financing activities
Net decrease in demand and savings deposits	(347,750)	(71,122)
Net decrease in certificates of deposit	(1,277,537)	(1,104,848)
Net (decrease) increase in federal funds purchased and other short-term borrowings	(46,760)	1,536
Principal repayments on long-term debt	(74,706)	(91,866)
Proceeds from issuance of long-term debt	165,000	220,355
Treasury shares purchased	—	(19)
Dividends paid to common shareholders	(15,705)	(9,803)
Dividends paid to preferred shareholders	(24,197)	(24,197)
Proceeds from the issuance of prepaid common stock purchase contracts	—	265,503
Proceeds from issuance of common stock	—	769,011

Net cash used in financing activities	(1,621,655)	(45,450)

Increase in cash and cash equivalents	20,281	24,676
Cash and due from banks at beginning of period	389,021	564,482

Cash and due from banks at end of period	$409,302	589,158

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Synovus Financial Corp. (“Synovus”) consolidated financial statements and related notes appearing in Synovus’ annual report on Form 10-K/A for the year ended December 31, 2010 (“Synovus’ 2010 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”). There have been no significant changes to the accounting policies as disclosed in Synovus’ 2010 10-K.

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

A substantial portion of Synovus’ loans are secured by real estate in five southeastern states (Georgia, Alabama, Florida, South Carolina, and Tennessee). Accordingly, the ultimate collectability of a substantial portion of Synovus’ loan portfolio is susceptible to changes in market conditions in these areas. Total commercial real estate loans represent 38.0% of the total loan portfolio at June 30, 2011. Due to declines in economic indicators and real estate values, the loans in the commercial real estate portfolio may have a greater risk of non-collection than other loans. Based on available information, management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the ability of borrowers to repay their loans, and management’s plans for disposition. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Synovus’ allowance for loan losses. Such agencies may require Synovus to make changes to the allowance for loan losses based on their judgment of information available to them at the time of their examination.

Goodwill is tested for impairment on an annual basis and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Synovus completed its 2011 annual review as of June 30, 2011 and concluded there was no impairment of goodwill as of this date.

Notes to Consolidated Financial Statements (Unaudited)

Supplemental Cash Flow Information

Supplemental cash flow information for the six months ended June 30, 2011 and 2010 is presented in the table below.

	Six Months Ended June 30,
(in thousands)	2011	2010
Cash Paid (Received) During the Period for:
Income tax refunds, net of taxes paid	$225	324,963
Interest paid	104,760	170,490

Non-Cash Investing Activities (at Fair Value):
Increase in net unrealized gain on available for sale securities(1)	20,666	38,581
Decrease in unrealized gain on cash flow hedges(1)	2,008	20,882
Mortgage loans held for sale transferred to loans	6,377	2,068
Loans foreclosed and transferred to other real estate	125,356	192,509
Loans transferred to other loans held for sale	289,587	274,188
Other loans held for sale transferred to loans	3,644	—
Other loans held for sale foreclosed and transferred to other real estate	8,137	—
Premises and equipment transferred to other assets held for sale(1)	28,048	—

(1)	Changes in unrealized gains on available for sale securities and cash flow hedges have not been adjusted for the impact of deferred taxes.
(2)

Amounts transferred include $16.3 million related to branch closures discussed further in Note 2 “Restructuring Charges” herein and $11.8 million of vacant properties, primarily land held for future branch development. Amounts presented are net of impairment charges incurred to record the transferred assets at the lower of their cost or fair value consistent with ASC 360.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and due from banks. At June 30, 2011 and December 31, 2010, cash and cash equivalents include $51.6 million and $66.6 million, respectively, on deposit to meet Federal Reserve Bank requirements, and include $15.6 million at June 30, 2011 which is restricted as to withdrawal. There were no cash and cash equivalents restricted as to withdrawal at December 31, 2010.

Short-Term Investments

Short-term investments consist of interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements. Interest earning deposits with banks include $12.9 million at June 30, 2011 and $11.3 million at December 31, 2010, which is pledged as collateral in connection with certain letters of credit. Federal funds sold include $125.4 million at June 30, 2011 and $154.6 million at December 31, 2010, which is pledged to collateralize derivative instruments in a net liability position.

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

Effective December 31, 2010, Synovus adopted certain of the key provisions of ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, (“ASU 2010-20”). ASU 2010-20 amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for loan losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for loan losses as well as changes in the allowance and reasons for those changes. Most of the new and amended disclosures in the ASU were effective December 31, 2010; however, the disclosures that include information for activity that occurs during a reporting period became effective January 1, 2011. Those disclosures include (1) the activity in the

Notes to Consolidated Financial Statements (Unaudited)

allowance for loan losses for each period and (2) disclosures about modifications of financing receivables. The impact of adoption for Synovus was the inclusion of additional disclosures in Synovus’ consolidated financial statements.

Effective January 1, 2011, Synovus adopted ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force), (“ASU 2010-28”). Under ASC 350-20, step 1 of the goodwill impairment test requires companies to compare a reporting unit’s fair value to its carrying amount. If the reporting unit’s carrying amount exceeds its fair value, companies must perform Step 2 of the test and measure the amount of goodwill impairment, if any. When a reporting unit’s carrying amount is zero or negative, current guidance does not allow a company to proceed to Step 2, even though other factors may indicate that the goodwill was impaired. The EITF reached a final consensus with ASU 2010-28 that requires entities with reporting units with a zero or negative carrying value to assess, considering qualitative factors such as those listed in ASC 350-20-35-30 (these factors are not all-inclusive), whether it is more likely than not that goodwill impairment exists. If an entity concludes that it is more likely than not that goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. Synovus’ goodwill balance is associated with two financial management services reporting units, both of which had positive carrying amounts as of June 30, 2011. Therefore, Synovus does not expect that the adoption of the provisions of ASU 2010-28, will have a material impact on its financial position, results of operations, or cash flows.

Effective January 1, 2011, Synovus adopted ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force), (“ASU 2010-29”). ASU 2010-29 addresses differences in the ways entities have interpreted ASC 805’s requirements for disclosures about pro forma revenue and earnings in a business combination. ASU 2010-29 requires that if an entity presents comparable financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. In addition, ASU 2010-29 expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The impact of adoption will be inclusion of additional disclosures in Synovus’ consolidated financial statements in connection with any future business combinations.

Recently Issued Accounting Standards Updates

In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update were effective upon issuance, as it provided a temporary delay in the effective date of the disclosures about troubled debt restructurings in Update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring (“TDR”), as presented in a proposed ASU, Clarifications to Accounting for Troubled Debt Restructurings by Creditors. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about TDRs for periods beginning on or after December 15, 2010. The amendments in this Update temporarily deferred that effective date enabling public-entity creditors to provide those disclosures after the Board clarified the guidance for determining what constitutes a TDR. The deferral in this Update will result in more consistent disclosures about TDRs. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20.

Effective April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The ASU provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a TDR by providing clarification to existing guidance on whether (1) the creditor has granted a concession and (2) whether the debtor is experiencing financial difficulties, which are the two criteria used to determine whether a modification or restructuring is a TDR. Specifically, the ASU provides additional guidance on determining whether a creditor has granted a concession, including guidance on collection of all amounts due, receipt of additional collateral or guarantees from the debtor, and restructuring the debt at a below-market interest rate; includes factors and examples for creditors to determine whether an insignificant delay in payment is considered a concession; prohibits creditors from using the borrower’s

Notes to Consolidated Financial Statements (Unaudited)

effective rate test in ASC 470-50, Debt, Modifications and Extinguishment, to evaluate whether a concession has been granted to the borrower; adds factors for creditors to use to determine whether the debtor is experiencing financial difficulties; and ends the FASB’s deferral of the additional disclosures about TDR activities required by ASU 2010-20. This ASU is effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Synovus will be required to apply the ASU retrospectively for all modifications and restructuring activities that have occurred from the beginning of the annual period of adoption. For receivables that are newly considered impaired under the guidance, Synovus should measure the impairment of those receivables prospectively in the first period of adoption and disclose the total recorded investment in those receivables and the related allowance for credit losses as of the end of the period of adoption. In addition, Synovus must begin providing the new disclosures about TDR activities required by ASU 2010-20 in the period of adoption of ASU 2011-02. Synovus is currently evaluating the impact of adopting ASU 2011-02 on its financial position, results of operations, and disclosures. Synovus currently expects that the adoption of ASU 2011-02 will result in an increase in the number of loan modifications and renewals that will be reported as TDRs due mainly to the broader criteria for what constitutes a below-market rate. Additionally, Synovus does not expect a material impact to the allowance for loan losses, charge-offs, or provision for losses on loans upon implementation of ASU 2011-02 during the three months ending September 30, 2011.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance improves and aligns fair value measurement and disclosure requirements under U.S. GAAP and IFRS. ASU 2011-04 requires premiums and discounts, such as control premiums or non-controlling interest discounts, to be applied in a fair value measurement categorized within Level 2 or Level 3 of the fair value hierarchy if market participants would use such factors when pricing the asset or liability. However, blockage factors related to the size of a holding are not permitted in a fair value measurement because a fair value measurement reflects the value of the asset or liability to a market participant for a particular unit of account and is not necessarily representative of the value of the entire holding. This ASU also expands disclosure requirements about fair value measurements including information about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the Consolidate Balance Sheets, but for which the fair value of such items is required to be disclosed. ASU 2011-04 is effective for the first interim or annual period beginning on or after December 15, 2011. Early adoption is not permitted. Synovus is currently evaluating the impact of adopting ASU 2011-04 on its financial position and results of operations but has not yet completed its assessment.

Effective June 16, 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The main provisions of this ASU provide the option to present comprehensive income in either one or two consecutive financial statements. A single statement presentation must include the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, the components of net income and total net income are presented in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. The amendments of this ASU will be applied retrospectively by Synovus and are

Notes to Consolidated Financial Statements (Unaudited)

effective for the first interim period beginning on or after December 31, 2011. Early adoption is permitted. The impact of adoption for Synovus will be a change in the format of presentation of comprehensive income. Synovus has not yet determined whether it will use a single statement or a two statement approach.

Reclassifications

Prior period consolidated financial statements are reclassified whenever necessary to conform to the current periods’ presentation.

Subsequent Events

Synovus has evaluated, for consideration or disclosure, all transactions, events, and circumstances subsequent to the balance sheet date and through the date the accompanying unaudited consolidated financial statements were issued, and has reflected or disclosed those items within the consolidated financial statements and related footnotes as deemed appropriate.

Note 2 - Restructuring Charges

In January 2011, Synovus announced efficiency and growth initiatives intended to streamline operations, boost productivity, reduce expenses and increase revenue. During the first quarter of 2011, Synovus recognized restructuring charges of $24.3 million associated with these initiatives. During the second quarter of 2011, Synovus incurred additional restructuring charges of $3.1 million ($1.7 million of severance charges and $1.4 million of professional fees and other charges). For the six months ended June 30, 2011, total restructuring charges are as follows:

(in thousands)
Severance charges	$16,310
Lease termination charges	3,107
Asset impairment charges	5,437
Professional fees and other charges	2,585

Total restructuring charges	$27,439

As part of these efficiency and growth initiatives, Synovus closed 31 branches during the six months ended June 30, 2011 and transferred $16.3 million of premises and equipment, net of asset impairment charges, to other assets held for sale, a component of other assets on the consolidated statements of financial position. During the six months ended June 30, 2011, Synovus recognized impairment charges of $5.4 million upon transfer to other assets held for sale.

The liability for restructuring activities was $6.3 million at June 30, 2011, which includes estimated severance payments and lease termination payments. Cash payments associated with this liability are expected to occur over the next six months.

The liability for severance charges was recognized in accordance with the one-time employee termination benefit provisions of ASC 420-10-25 upon management’s commitment to a plan identifying the number of employees to be terminated, the terms of the benefit arrangement, and upon communication of this information to the employees to be terminated. While recognition of restructuring charges is triggered by communication of the plan and benefit information to affected employees, the timing of recognition depends on whether an employee is required to render further service in order to receive the termination benefits. For employees who are not required to render further service in order to receive termination benefits, or who are not required to render service beyond a minimum retention period of 60 days, a liability is recognized on the date of communication to affected employees. For employees who are required to work beyond the minimum retention period in order to receive termination benefits, the fair value of termination benefits at the communication date is recognized ratably over the future service period.

Notes to Consolidated Financial Statements (Unaudited)

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

Note 3 – Comprehensive Income (Loss)

Other comprehensive income consists of the change in net unrealized losses on cash flow hedges, the change in net unrealized gains (losses) on investment securities available for sale, and the amortization of the post-retirement unfunded health benefit. Comprehensive loss consists of net loss plus other comprehensive income.

Comprehensive income (loss) for the six and three months ended June 30, 2011 and 2010 is presented below.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Net loss	$(118,408)	(444,257)	(39,000)	(228,575)
Other comprehensive income or loss, net of tax:
Change in net unrealized gains/losses on cash flow hedges	(4,360)	(6,580)	(455)	(1,661)
Change in net unrealized gains/losses on investment securities available for sale, net of reclassification adjustment	13,107	23,575	26,211	22,786
Amortization of post-retirement unfunded health benefit	—	(728)	—	(774)

Other comprehensive income	8,747	16,267	25,756	20,351

Comprehensive loss	$(109,661)	(427,990)	(13,244)	(208,224)

Note 4 – Investment Securities

The following table summarizes Synovus’ available for sale investment securities as of June 30, 2011 and December 31, 2010.

	June 30, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$268,798	6,632	—	275,430
U.S. Government agency securities	47,947	3,454	—	51,401
Securities issued by U.S. Government sponsored enterprises	636,004	18,462	(379)	654,087
Mortgage-backed securities issued by U.S. Government agencies	408,871	18,446	—	427,317
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,631,830	73,170	(840)	1,704,160
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	16,888	519	(2)	17,405
State and municipal securities	28,603	707	(23)	29,287
Equity securities	12,783	2,006	(1,583)	13,206
Other investments	85,787	1,174	—	86,961

Total	$3,137,511	124,570	(2,827)	3,259,254

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$251,842	5,830	—	257,672
U.S. Government agency securities	48,107	3,685	(1)	51,791
Securities issued by U.S. Government sponsored enterprises	846,536	18,845	(3,061)	862,320
Mortgage-backed securities issued by U.S. Government agencies	447,502	12,706	(370)	459,838
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,569,955	65,421	(5,931)	1,629,445
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	28,985	1,011	(2)	29,994
State and municipal securities	49,385	1,066	(108)	50,343
Equity securities	11,970	836	—	12,806
Other investments	84,909	1,150	—	86,059

Total	$3,339,191	110,550	(9,473)	3,440,268

At June 30, 2011 and December 31, 2010, investment securities with a carrying value of $2.51 billion and $2.63 billion, respectively, were pledged to secure certain deposits, securities sold under repurchase agreements, payment network arrangements, and Federal Home Loan Bank (“FHLB”) advances as required by law and contractual agreements.

Synovus has reviewed investment securities that are in an unrealized loss position as of June 30, 2011 and December 31, 2010 for other-than-temporary impairment and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. Synovus does not intend to sell these investment securities at an unrealized loss position at June 30, 2011, and it is more likely than not that Synovus will not be required to sell these securities prior to recovery or maturity. The unrealized losses are related primarily to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that any unrealized losses are other-than-temporarily impaired. These factors include length of time that the security has been in a loss position, the extent that the fair value has been below amortized cost, and the credit standing of the issuer.

Notes to Consolidated Financial Statements (Unaudited)

Gross unrealized losses on investment securities and the fair value of the related securities aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011
	Less than 12 Months		12 Months or Longer		Total Fair Value
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	—	—	—	—	—
U.S. Government agency securities	—	—	—	—	—	—
Securities issued by U.S. Government sponsored enterprises	139,876	(379)	—	—	139,876	(379)
Mortgage-backed securities issued by U.S. Government agencies	—	—	—	—	—	—
Mortgage-backed securities issued by U.S. Government sponsored enterprises	301,992	(840)	—	—	301,992	(840)
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	885	(2)	—	—	885	(2)
State and municipal securities	2,763	(1)	1,011	(22)	3,774	(23)
Equity securities	6,840	(1,583)	—	—	6,840	(1,583)
Other investments	—	—	—	—	—	—

Total	$452,356	(2,805)	1,011	(22)	453,367	(2,827)

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total Fair Value
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	—	—	—	—	—
U.S. Government agency securities	191	(1)	—	—	191	(1)
Securities issued by U.S. Government sponsored enterprises	181,430	(3,061)	—	—	181,430	(3,061)
Mortgage-backed securities issued by U.S. Government agencies	70,577	(370)	—	—	70,577	(370)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	491,838	(5,931)			491,838	(5,931)
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	1,007	(2)	—	—	1,007	(2)
State and municipal securities	4,643	(70)	1,506	(38)	6,149	(108)
Equity securities	—	—	—	—	—	—
Other investments	—	—	—	—	—	—

Total	$749,686	(9,435)	1,506	(38)	751,192	(9,473)

The amortized cost and fair value by contractual maturity of investment securities available for sale at June 30, 2011 are shown below. The expected life of mortgage-backed securities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been classified based on the contractual maturity date.

Notes to Consolidated Financial Statements (Unaudited)

	Distribution of Maturities at June 30, 2011
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Amortized Cost
U.S. Treasury securities	$83,575	185,223	—	—	—	268,798
U.S. Government agency securities	—	2,391	34,437	11,119	—	47,947
Securities issued by U.S. Government sponsored enterprises	14,963	621,041	—	—	—	636,004
Mortgage-backed securities issued by U.S. Government agencies	—	394	268	408,209	—	408,871
Mortgage-backed securities issued by U.S. Government sponsored enterprises	608	33,060	376,547	1,221,615	—	1,631,830
Collateralized mortgage-backed securities issued by U.S. Government sponsored enterprises	—	89	529	16,270	—	16,888
State and municipal securities	4,515	11,183	7,974	4,931	—	28,603
Other investments	—	81,337	450	4,000	—	85,787
Securities with no stated maturity (equity securities)	—	—	—	—	12,783	12,783

Total	$103,661	934,718	420,205	1,666,144	12,783	3,137,511

Fair Value
U.S. Treasury securities	$83,689	191,741	—	—	—	275,430
U.S. Government agency securities	—	2,490	36,887	12,024	—	51,401
Securities issued by U.S. Government sponsored enterprises	15,568	638,519	—	—	—	654,087
Mortgage-backed securities issued by U.S. Government agencies	—	419	285	426,613	—	427,317
Mortgage-backed securities issued by U.S. Government sponsored enterprises	621	34,299	391,618	1,277,622	—	1,704,160
Collateralized mortgage-backed securities issued by U.S. Government sponsored enterprises	—	89	539	16,777	—	17,405
State and municipal securities	4,556	11,566	8,131	5,034	—	29,287
Other investments	—	82,511	450	4,000	—	86,961
Securities with no stated maturity (equity securities)	—	—	—	—	13,206	13,206

Total	$104,434	961,634	437,910	1,742,070	13,206	3,259,254

Note 5 – Other Loans Held for Sale

Loans are transferred to other loans held for sale at fair value when Synovus makes the determination to sell specifically identified loans. The fair value of the loans is primarily determined by analyzing the underlying collateral of the loan and the anticipated external market prices of similar assets less estimated costs to sell. At the time of transfer, if the fair value is less than the carrying amount, the difference is recorded as a charge-off against the allowance for loan losses. Decreases in the fair value subsequent to the transfer, as well as losses (gains) from sale of these loans, are recognized as a component of non-interest expense on the consolidated statements of operations.

During the six and three months ended June 30, 2011, Synovus transferred loans with a carrying value immediately preceding the transfer totaling $398.5 million and $167.4 million, respectively, to other loans held for sale. Synovus recognized charge-offs upon transfer on these loans totaling $108.9 million and $42.2 million for the six and three months ended June 30, 2011, respectively. These charge-offs which resulted in a new cost basis of $289.6 million and $125.1 million, respectively, for the loans transferred during the six and three months ended June 30, 2011 were based on the fair value, less estimated costs to sell, of the loans at the time of transfer.

During the six and three months ended June 30, 2010, Synovus transferred loans with a carrying value immediately preceding the transfer totaling $424.7 million and $112.5 million, respectively, to other loans held for sale.

Notes to Consolidated Financial Statements (Unaudited)

Synovus recognized charge-offs upon transfer on these loans totaling $150.5 million and $36.5 million for the six and three months ended June 30, 2010, respectively. These charge-offs which resulted in a new cost basis of $274.2 million and $75.9 million, respectively, for the loans transferred during the six and three months ended June 30, 2010 were based on the fair value less estimated costs to sell of the loans at the time of transfer.

Note 6 – Loans and Allowance for Loan Losses

Loans outstanding, by classification, are summarized below.

(in thousands)	June 30, 2011	December 31, 2010
Investment properties	$4,765,113	5,059,102
1-4 family properties	1,851,043	2,102,787
Land acquisition	1,179,196	1,218,691

Total commercial real estate	7,795,352	8,380,580

Commercial and industrial	8,846,592	9,264,811

Home equity lines	1,612,279	1,648,039
Consumer mortgages	1,450,830	1,475,261
Credit cards	271,641	284,970
Other retail loans	536,903	542,538

Total retail	3,871,653	3,950,808

Total loans	20,513,597	21,596,199

Deferred fees and costs, net	(8,787)	(10,436)

Total loans, net of deferred fees and costs	$20,504,810	21,585,763

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

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio class as of June 30, 2011 and December 31, 2010.

Summary of Current, Accruing Past Due, and Nonaccrual Loans

	June 30, 2011
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Nonaccrual	Total
Investment properties	$4,637,387	16,030	1,005	17,035	110,691	4,765,113
1-4 family properties	1,578,509	19,762	688	20,450	252,084	1,851,043
Land acquisition	949,349	11,724	90	11,814	218,033	1,179,196

Total commercial real estate	7,165,245	47,516	1,783	49,299	580,808	7,795,352

Commercial and industrial	8,519,515	87,479	13,969	101,448	225,629	8,846,592

Home equity lines	1,571,960	14,492	624	15,116	25,203	1,612,279
Consumer mortgages	1,380,654	18,636	3,998	22,634	47,542	1,450,830
Credit cards	265,974	3,090	2,577	5,667	—	271,641
Other retail loans	525,209	5,356	284	5,640	6,054	536,903

Total retail	3,743,797	41,574	7,483	49,057	78,799	3,871,653

Total loans	$19,428,557	176,569	23,235	199,804	885,236	20,513,597

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2010
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater Than 90 Days Past Due	Total Accruing Past Due	Nonaccrual	Total
Investment properties	$4,927,147	21,134	1,398	22,532	109,423	5,059,102
1-4 family properties	1,773,062	29,749	2,397	32,146	297,579	2,102,787
Land acquisition	998,658	12,656	2,853	15,509	204,524	1,218,691

Total commercial real estate	7,698,867	63,539	6,648	70,187	611,526	8,380,580

Commercial and industrial	8,998,715	50,248	4,230	54,478	211,618	9,264,811

Home equity lines	1,616,006	14,132	153	14,285	17,748	1,648,039
Consumer mortgages	1,405,781	22,979	1,153	24,132	45,348	1,475,261
Credit cards	277,442	3,715	3,813	7,528	—	284,970
Other retail loans	531,010	5,921	225	6,146	5,382	542,538

Total retail	3,830,239	46,747	5,344	52,091	68,478	3,950,808

Total loans	$20,527,821	160,534	16,222	176,756	891,622	21,596,199

Nonaccrual loans as of June 30, 2011 and December 31, 2010 were $885.2 million and $891.6 million, respectively. Interest income on nonaccrual loans outstanding at June 30, 2011 and December 31, 2010 that would have been recorded for the three months ended June 30, 2011 and December 31, 2010 if the loans had been accruing was $19.2 million and $21.9 million, respectively. Interest payments received on these loans during the three months ended June 30, 2011 and December 31, 2010 were $2.3 million and $4.9 million, respectively. These payments have been recorded as a reduction in loan principal.

The credit quality of the loan portfolio is summarized no less frequently than quarterly using the standard asset classification system utilized by the federal banking agencies. These classifications are divided into three groups – Not Classified (“Pass”), Special Mention, and Classified or Adverse rating (“Substandard”, “Doubtful”, and “Loss”) and are defined as follows:

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

In the following tables, retail loans are classified as pass except when a retail loan reaches 90 days past due, it is downgraded to substandard, and upon reaching 120 days past due, it is downgraded to loss and charged off, in accordance with the Federal Financial Institutions Examination Council’s (“FFIEC”) Uniform Retail Credit Classification and Account Management Policy.

Notes to Consolidated Financial Statements (Unaudited)

Loan Portfolio Credit Exposure by Risk Grade
	June 30, 2011
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful	Loss		Total
Investment properties	$3,475,897	791,783	487,544	9,889	—		4,765,113
1-4 family properties	1,024,010	315,504	493,311	18,218	—		1,851,043
Land acquisition	485,517	168,408	519,587	5,684	—		1,179,196

Total commercial real estate	4,985,424	1,275,695	1,500,442	33,791	—		7,795,352

Commercial and industrial	6,953,014	1,057,949	817,462	18,162	5	(2)	8,846,592

Home equity lines	1,569,765	—	41,516	—	998	(4)	1,612,279
Consumer mortgages	1,394,512	—	55,106	—	1,212	(4)	1,450,830
Credit cards	269,064	—	2,577	—	—		271,641
Other retail loans	524,873	—	11,256	—	774	(4)	536,903

Total retail	3,758,214	—	110,455	—	2,984		3,871,653

Total loans	$15,696,652	2,333,644	2,428,359	51,953	2,989		20,513,597

	December 31, 2010
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful	Loss		Total
Investment properties	$3,650,849	886,286	507,912	14,055	—		5,059,102
1-4 family properties	1,132,634	383,287	573,364	13,502	—		2,102,787
Land acquisition	512,531	158,107	545,167	2,886	—		1,218,691

Total commercial real estate	5,296,014	1,427,680	1,626,443	30,443	—		8,380,580

Commercial and industrial	7,324,860	1,075,590	842,156	22,196	9	(3)	9,264,811

Home equity lines	1,610,285	—	37,229	—	525	(4)	1,648,039
Consumer mortgages	1,412,630	—	62,334	—	297	(4)	1,475,261
Credit cards	284,970	—	—	—	—		284,970
Other retail loans	530,573	—	11,275	—	690	(4)	542,538

Total retail	3,838,458	—	110,838	—	1,512		3,950,808

Total loans	$16,459,332	2,503,270	2,579,437	52,639	1,521		21,596,199

(1)	Includes $830.3 million and $837.8 million of nonaccrual substandard loans at June 30, 2011 and December 31, 2010, respectively.
(2)	Amount is fully reserved at June 30, 2011 and will be charged off during the third quarter of 2011.
(3)	Amount was fully reserved at December 31, 2010 and was charged off during the first quarter of 2011.
(4)

Represent amounts that were 120 days past due. Per regulatory guidance, these credits are downgraded to the loss category with an allowance for loan losses equal to the full loan amount and are charged off in the subsequent quarter.

The following table details the change in the allowance for loan losses for the six and three months ended June 30, 2011 and 2010 by loan segment.

Allowance for Loan Losses and Recorded Investment in Loans

	As Of and For The Six Months Ended June 30, 2011
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses
Beginning balance	$353,923	222,058	43,478	84,088	703,547
Charge-offs	(214,327)	(104,275)	(43,816)	—	(362,418)
Recoveries	15,415	7,570	5,382	—	28,367
Provision	202,568	59,717	35,745	(36,125)	261,905

Ending balance	$357,579	185,070	40,789	47,963	631,401

Ending balance: individually evaluated for impairment	$62,631	29,842	447	—	92,920

Notes to Consolidated Financial Statements (Unaudited)

Loans
Ending balance	$7,795,352	8,846,592	3,871,653	—	20,513,597	(1)

Ending balance: individually evaluated for impairment	$849,172	302,309	32,358	—	1,183,839

	As Of and For The Six Months Ended June 30, 2010
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses
Beginning balance	$619,179	186,311	54,526	83,709	943,725
Charge-offs	(561,363)	(145,391)	(62,059)	—	(768,813)
Recoveries	8,681	6,930	4,148	—	19,759
Provision	451,714	139,708	55,844	(7,415)	639,851

Ending balance	$518,211	187,558	52,459	76,294	834,522

Ending balance: individually evaluated for impairment	$86,244	22,901	105	—	109,250

Loans
Ending balance	$9,591,042	9,704,744	4,062,364	—	23,358,150	(2)

Ending balance: individually evaluated for impairment	$1,022,445	242,711	14,483	—	1,279,639

(1)	Total excludes $8.8 million in net deferred fees and costs.
(2)	Total excludes $15.2 million in net deferred fees and costs.

	As Of and For The Three Months Ended June 30, 2011
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses
Beginning balance	$337,130	216,363	43,042	81,891	678,426
Charge-offs	(99,215)	(61,874)	(20,553)	—	(181,642)
Recoveries	8,462	3,499	2,497	—	14,458
Provision	111,202	27,082	15,803	(33,928)	120,159

Ending balance	$357,579	185,070	40,789	47,963	631,401

Ending balance: individually evaluated for impairment	$62,631	29,842	447	—	92,920

Loans
Ending balance	$7,795,352	8,846,592	3,871,653	—	20,513,597	(1)

Ending balance: individually evaluated for impairment	$849,172	302,309	32,358	—	1,183,839

	As Of and For The Three Months Ended June 30, 2010
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses
Beginning balance	$637,058	190,765	53,679	87,195	968,697
Charge-offs	(335,700)	(77,747)	(28,866)	—	(442,313)
Recoveries	3,732	3,515	1,987	—	9,234
Provision	213,121	71,025	25,659	(10,901)	298,904

Ending balance	$518,211	187,558	52,459	76,294	834,522

Ending balance: individually evaluated for impairment	$86,244	22,901	105	—	109,250

Loans
Ending balance	$9,591,042	9,704,744	4,062,364	—	23,358,150	(2)

Ending balance: individually evaluated for impairment	$1,022,445	242,711	14,483	—	1,279,639

(1)	Total excludes $8.8 million in net deferred fees and costs.
(2)	Total excludes $15.2 million in net deferred fees and costs.

Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans (including accruing TDRs)

	At June 30, 2011			Six Months Ended June 30, 2011		Three Months Ended June 30, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(2)
With no related allowance recorded
Investment properties	$77,377	120,034	—	67,516	—	67,878	—
1-4 family properties	158,145	350,215	—	184,748	—	166,923	—
Land acquisition	165,971	291,389	—	165,942	—	165,838	—

Total commercial real estate	401,493	761,638	—	418,206	—	400,639	—

Commercial and industrial	83,320	127,760	—	80,421	—	82,738	—

Home equity lines	5,592	6,777	—	4,461	—	4,859	—
Consumer mortgages	3,992	5,228	—	3,656	—	3,304	—
Credit cards	—	—	—	—	—	—	—
Other retail loans	8	10	—	8	—	8	—

Total retail	9,592	12,015		8,125		8,171

Total	494,405	901,413	—	506,752	—	491,548	—

With allowance recorded
Investment properties	236,155	238,198	27,908	248,376	3,363	248,220	1,931
1-4 family properties	110,382	124,787	14,559	99,447	1,094	107,428	608
Land acquisition	101,142	101,161	20,164	92,187	1,179	94,563	526

Total commercial real estate	447,679	464,146	62,631	440,010	5,636	450,211	3,065

Commercial and industrial	218,989	220,562	29,842	203,265	2,781	203,711	1,371

Home equity lines	940	1,221	222	2,475	11	1,719	4
Consumer mortgages	21,070	21,115	208	15,006	192	21,573	173
Credit cards	—	—	—	—	—	—	—
Other retail loans	756	756	17	578	9	816	8

Total retail	22,766	23,092	447	18,059	212	24,108	185

Total	689,434	707,800	92,920	661,334	8,629	678,030	4,621

Total impaired loans	$1,183,839	1,609,213		1,168,086		1,169,578

(1)	During the time within the six months ended June 30, 2011 that the loans were impaired.
(2)	During the time within the three months ended June 30, 2011 that the loans were impaired.

	December 31, 2010
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Investment properties	$72,978	124,689	—
1-4 family properties	204,548	452,338	—
Land acquisition	160,842	273,135	—

Total commercial real estate	438,368	850,162	—

Commercial and industrial	78,761	125,600	—

Home equity lines	3,775	5,572	—
Consumer mortgages	5,424	7,588	—
Credit cards	—	—	—
Other retail loans	9	10	—

Total retail	9,208	13,170

Total	526,337	988,932	—

With allowance recorded
Investment properties	197,118	197,443	17,538
1-4 family properties	85,460	89,705	22,317
Land acquisition	88,631	91,772	14,111

Total commercial real estate	371,209	378,920	53,966

Commercial and industrial	196,294	199,337	30,222

Home equity lines	3,199	3,200	247
Consumer mortgages	3,396	3,396	799
Credit cards	—	—	—
Other retail loans	79	79	5

Total retail	6,674	6,675	1,051

Total	574,177	584,932	85,239

Total impaired loans	$1,100,514	1,573,864

Notes to Consolidated Financial Statements (Unaudited)

The average recorded investment in impaired loans was $1.31 billion for the three months ended December 31, 2010. Excluding accruing TDRs, there was no interest income recognized for the investment in impaired loans for the three months ended December 31, 2010. For the three months ended December 31, 2010, interest income recognized for accruing TDRs was $6.5 million (during the time within the three months ended December 31, 2010 that the loans were impaired).

During the second quarter of 2011, Synovus completed loan sales with total carrying values of $128.4 million and proceeds from sale of $88.1 million. These loan sales consisted of $107.7 million of commercial real estate loans, $17.9 million of commercial and industrial loans, and $2.9 million of retail loans. Total loan charge-offs of $40.4 million were recorded during the second quarter of 2011 related to these sales.

During the first six months of 2011, Synovus completed loan sales with total carrying values of $276.4 million and proceeds from sales of $194.2 million. These loan sales consisted of $209.7 million of commercial real estate loans, $55.2 million of commercial and industrial loans, and $11.5 million of retail loans. Total loan charge-offs of $82.2 million were recorded during the first six months of 2011 relating to these sales.

Note 7 - Other Real Estate

Other real estate (“ORE”) consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans. In accordance with provisions of Accounting Standards Codification (“ASC”) 310-10-35 regarding subsequent measurement of loans for impairment and ASC 310-40-15 regarding accounting for troubled debt restructurings by a creditor, a loan is classified as an in-substance foreclosure when Synovus has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

ORE is reported at the lower of cost or fair value determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the collateral value estimates indicated in the appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral, less costs to sell, is recorded as a charge against the allowance for loan losses. Revenue and expenses from ORE operations as well as gains or losses on sales and any subsequent declines in the fair value are recorded as foreclosed real estate expense, a component of non-interest expense on the consolidated statements of operations.

The carrying value of ORE was $244.3 million and $261.3 million at June 30, 2011 and December 31, 2010, respectively. During the six months ended June 30, 2011 and 2010, approximately $126.2 million and $192.5 million of loans were foreclosed and transferred to other real estate at fair value, respectively. During the six months ended June 30, 2011 and 2010, Synovus recognized foreclosed real estate expenses of $64.6 million and $91.9 million, respectively. Synovus recognized foreclosed real estate expenses of $39.9 million and $46.4 million during the three months ended June 30, 2011 and 2010, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and realized gains and losses resulting from sales transactions totaling $54.5 million and $79.3 million for the six months ended June 30, 2011 and 2010, respectively, and $35.9 million and $41.3 million for the three months ended June 30, 2011 and 2010, respectively.

Note 8 - Fair Value Accounting

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

Notes to Consolidated Financial Statements (Unaudited)

Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government sponsored agency securities, mortgage-backed securities issued by U.S. Government sponsored enterprises and agencies, obligations of states and municipalities, collateralized mortgage obligations issued by U.S. Government sponsored enterprises, derivative contracts, and mortgage loans held-for-sale. Certain private equity investments that hold mutual fund investments that invest in publicly traded companies are also included in Level 2 assets.

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

Trading Account Assets/Liabilities and Investment Securities Available-for-Sale

The fair values of trading account assets and liabilities and investment securities available-for-sale are primarily based on actively traded markets where prices are based on either quoted market prices or observed transactions. These securities are classified as Level 1 within the valuation hierarchy and include U.S. Treasury securities and equity securities. Liquidity is a significant factor in the determination of the fair value of certain trading account assets and liabilities and certain available-for-sale securities. The fair values of these instruments also take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information, volatility, and U.S. Treasury and swap curves. When quoted market prices are not available, which generally occurs due to the lack of liquidity for certain securities, fair values are estimated using bid prices and quoted market prices of pool or tranches of securities with similar characteristics. These types of securities are classified as Level 2 within the valuation hierarchy and consist of collateralized mortgage obligations, mortgage-backed debt securities, debt securities of U.S. Government-sponsored enterprises and agencies, corporate debt, state and municipal bonds, and certificates of deposit. In both cases, Synovus has evaluated the valuation methodologies of its third-party pricing services to determine whether such valuations are representative of an exit price in Synovus’ principal markets. In a few cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy.

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

Notes to Consolidated Financial Statements (Unaudited)

represents the highest and best use of the loans in Synovus’ principal market. Mortgage loans held for sale are classified within Level 2 of the valuation hierarchy.

Private Equity Investments

Private equity investments include equity method investments in venture capital funds which are classified as Level 3 within the valuation hierarchy. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. Based on these factors, the ultimate realizable value of these investments could differ significantly from the value reflected in the accompanying financial statements. Private equity investments are valued initially based upon transaction price. Thereafter, Synovus uses information provided by the fund managers in the determination of fair value. Valuation factors such as recent or proposed purchase or sale of debt or equity of the issuer, pricing by other dealers in similar securities, size of position held, liquidity of the market, and changes in economic conditions affecting the issuer are used in the determination of fair value.

Also, Synovus holds an interest in a private equity investment that consists of a mutual fund that invests in publicly traded financial services companies. Although the fund holds investments in publicly traded entities, the fair value of this investment is classified as Level 2 in the valuation hierarchy because there is no actively traded market for the fund itself, and the value of the investment is based on the aggregate market value of the publicly traded companies that are held in the fund for investment.

Derivative Assets and Liabilities

As part of its overall interest rate risk management activities, Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk. The majority of derivatives entered into by Synovus are executed over-the-counter and consist of interest rate swaps. The fair values of these derivative instruments are determined based on an internally developed model that uses readily observable market data, as quoted market prices are not available for these instruments. The valuation models and inputs depend on the type of derivative and the nature of the underlying instrument and include interest rates, prices and indices to generate continuous yield or pricing curves, volatility factors, and customer credit related adjustments. The principal techniques used to model the value these instruments are an income approach, discounted cash flows, Black-Scholes or Binomial Pricing models. The sale of to-be-announced (“TBA”) mortgage-backed securities for current month delivery or in the future and the purchase of option contracts of similar duration are derivatives utilized by Synovus’ mortgage subsidiary, and are valued by obtaining prices directly from dealers in the form of quotes for identical securities or options using a bid pricing convention with a spread between bid and offer quotations. Interest rate swaps, floors, caps and collars, and TBA mortgage-backed securities are classified as Level 2 within the valuation hierarchy.

The mortgage subsidiary originates mortgage loans which are classified as derivatives prior to the loan closing when there is a lock commitment outstanding to a borrower to close a loan at a specific interest rate. The fair values of these derivative positions, which are related to mortgage loan commitments, are determined based on a bid pricing convention as mentioned above. The determination of fair value of interest rate lock commitments includes fall-out ratio assumptions related to the likelihood that a commitment will ultimately result in a closed loan, which is a significant unobservable assumption. Therefore, this type of derivative instrument is classified as Level 3 within the valuation hierarchy. These amounts, however, are insignificant.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Synovus adopted certain of the new disclosure requirements of ASU 2010-06, Improving Disclosures about Fair Value Measurements, effective January 1, 2010. The guidance requires fair value disclosures

Notes to Consolidated Financial Statements (Unaudited)

by class of assets and liabilities rather than by major category. For equity and debt securities, class was determined based on the nature and risks of the investments. Transfers between levels were inconsequential for the six months ended June 30, 2011 and the year ended December 31, 2010. The following table presents all financial instruments measured at fair value on a recurring basis, including financial instruments for which Synovus has elected the fair value option as of June 30, 2011 and December 31, 2010, according to the valuation hierarchy included in ASC 820-10.

	June 30, 2011
(in thousands)	Level 1	Level 2	Level 3	Total Assets/Liabilities at Fair Value
Assets
Trading securities:
U.S. Treasury securities	$—	—	—	—
Mortgage-backed securities issued by U.S. Government agencies	—	1,771	—	1,771
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	4,580	—	4,580
Other U.S. Government agencies	—	—	—	—
State and municipal securities	—	692	—	692
Corporate and other debt	—	8,887	—	8,887
Equity, mutual funds, and other	—	200	—	200

Total trading securities	—	16,130	—	16,130
Mortgage loans held for sale	—	78,752	—	78,752
Investment securities available for sale:
U.S. Treasury securities	275,430	—	—	275,430
U.S. Government agency securities	—	51,401	—	51,401
Securities issued by U.S. Government sponsored enterprises	—	654,087	—	654,087
Mortgage-backed securities issued by U.S. Government agencies	—	427,317	—	427,317
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	1,704,160	—	1,704,160
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	17,405	—	17,405
State and municipal securities	—	29,287	—	29,287
Equity securities	5,257	—	7,949	13,206
Other investments(1)	—	81,512	5,449	86,961

Total investment securities available for sale	280,687	2,965,169	13,398	3,259,254
Private equity investments	—	632	20,273	20,904
Derivative assets:
Interest rate contracts	—	78,436	—	78,436
Mortgage derivatives	—	—	1,229	1,229

Total derivative assets	$—	78,436	1,229	79,665

Liabilities
Trading account liabilities:
U.S. Treasury securities	$—	—	—	—
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	1,731	—	1,731

Total trading liabilities	—	1,731	—	1,731
Derivative liabilities:
Interest rate contracts	—	80,800	—	80,800
Mortgage derivatives	—	446	—	446
Other derivative liability contract(2)	—	—	3,151	3,151

Total derivative liabilities	$—	81,246	3,151	84,397

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total Assets/Liabilities at Fair Value
Assets
Trading securities:
U.S. Treasury securities	$1,393	—	—	1,393
Mortgage-backed securities issued by U.S. Government agencies	—	—	—	—
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	6,254	—	6,254
Other U.S. Government agencies	—	—	—	—
State and municipal securities	—	834	—	834
All other residential mortgage-backed securities	—	13,768	—	13,768
Equity, mutual funds, and other	45	—	—	45

Total trading securities	1,438	20,856	—	22,294
Mortgage loans held for sale	—	232,839	—	232,839
Investment securities available for sale:
U.S. Treasury securities	257,672	—	—	257,672
U.S. Government agency securities	—	51,791	—	51,791
Securities issued by U.S. Government sponsored enterprises	—	862,320	—	862,320
Mortgage-backed securities issued by U.S. Government agencies	—	459,838	—	459,838
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	1,629,445	—	1,629,445
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	29,994	—	29,994
State and municipal securities	—	50,343	—	50,343
Equity securities	6,632	—	6,174	12,806
Other investments(1)	—	81,611	4,448	86,059

Total investment securities available for sale	264,304	3,165,342	10,622	3,440,268
Private equity investments	—	—	47,357	47,357
Derivative assets:
Interest rate contracts	—	85,070	—	85,070
Mortgage derivatives	—	—	1,290	1,290

Total derivative assets	$—	85,070	1,290	86,360

Liabilities
Trading account liabilities:
U.S. Treasury securities	$—	—	—	—
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	—	—	—

Total trading liabilities	—	—	—	—
Derivative liabilities:
Interest rate contracts	—	85,588	—	85,588
Mortgage derivatives	—	1,780	—	1,780
Other derivative liability contract(3)(2)	—	—	5,470	5,470

Total derivative liabilities	$—	87,368	5,470	92,838

(1)	Based on an analysis of the nature and risks of these investments, Synovus has determined that presenting these investments as a single asset class is appropriate.
(2)	Represents the Visa derivative.

Fair Value Option

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for mortgage loans held for sale measured at fair value and the changes in fair value of these loans. The table does not reflect the change in fair value attributable to the related economic hedge Synovus uses to mitigate interest rate risk associated with the financial instruments. Changes in fair value were recorded as a component of mortgage revenue

Notes to Consolidated Financial Statements (Unaudited)

and other non-interest income in the consolidated statements of operations, as appropriate. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Six Months Ended June 30, 2011	Three Months Ended June 30, 2011
(in thousands)	Total Changes in Fair Value Recorded	Total Changes in Fair Value Recorded
Mortgage loans held for sale	$2,883	(221)

	June 30, 2011
Aggregate fair value	78,752
Aggregate unpaid principal balance	76,536
Aggregate fair value less aggregate unpaid principal balance	2,216

	Six Months Ended June 30, 2010	Three Months Ended June 30, 2010
	Total Changes in Fair Value Recorded	Total Changes in Fair Value Recorded
Mortgage loans held for sale	$3,193	3,245

	December 31, 2010
Aggregate fair value	232,839
Aggregate unpaid principal balance	227,584
Aggregate fair value less aggregate unpaid principal balance	5,255

Notes to Consolidated Financial Statements (Unaudited)

Changes in Level 3 Fair Value Measurements

As noted above, Synovus uses significant unobservable inputs (“Level 3”) to fair-value certain assets and liabilities as of June 30, 2011 and 2010. The table below includes a roll forward of the balance sheet amount for the six and three months ended June 30, 2011 and 2010 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis.

	Six Months Ended June 30,
	2011			2010
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Liability Contracts	Investment Securities Available for Sale	Private Equity Investments		Other Derivative Liability Contracts
Beginning balance, January 1,	$10,622	47,357	5,470	13,326	41,364		12,862
Total gains (losses) realized/unrealized:
Included in earnings(1)	1,000	(169)	(2,319)	—	2,181		(2,811)
Unrealized gains (losses) included in other comprehensive income	1,776	—	—	(1,213)	—		—
Change from consolidated to equity method investment	—	(27,291)	—	—	—		—
Purchases	—	376 (2)	—	—	5,658	(2)	—
Sales	—	—	—	—	—		—
Issuances	—	—	—	(8)	—		—
Settlements	—	—	—	(17)	—		—
Amortization of discount/premium	—	—	—	(569)	—		—
Transfers in and/or out of Level 3	—	—	—	—	—		—

Ending balance, June 30,	13,398	20,273	3,151	11,519	49,203		10,051

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30,	1,000	(169)	(2,319)	—	2,181		(2,811)

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,
	2011			2010
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Liability Contracts	Investment Securities Available for Sale	Private Equity Investments		Other Derivative Liability Contracts
Beginning balance, April 1,	$11,546	20,198	5,475	12,607	45,510		12,909
Total gains (losses) realized/unrealized:
Included in earnings(1)	—	(301)	(2,324)	—	1,283		(2,858)
Unrealized gains (losses) included in other comprehensive income	1,852	—	—	(1,017)	—		—
Change from consolidated to equity method investment	—	—	—	—	—		—
Purchases	—	376 (2)	—	—	2,410	(2)	—
Sales	—	—	—	(8)	—		—
Issuances	—	—	—	—	—		—
Settlements	—	—	—	(3)	—		—
Amortization of discount/premium	—	—	—	(60)	—		—
Transfers in and/or out of Level 3	—	—	—	—	—		—

Ending balance, June 30,	13,398	20,273	3,151	11,519	49,203		10,051

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30,	—	(301)	(2,324)	—	1,283		(2,858)

(1)	Included in earnings as a component of other non-interest income.
(2)	Represents additional capital contributed to TTP Fund II for capital calls.

Assets Measured at Fair Value on a Non-recurring Basis

The following table presents certain assets and liabilities measured at fair value on a non-recurring basis for which an impairment had been recognized as of June 30, 2011 or December 31, 2010, and are not included in the previous tables in this note.

	As of June 30, 2011			Fair Value Adjustments for the Six Months Ended June 30, 2011
(in thousands)	Level 1	Level 2	Level 3
Impaired loans (1)	$—	—	624,322	91,828
Other loans held for sale	—	—	57,279	27,020
Other real estate	—	—	41,810	14,734
Other assets	10,730	—	—	6,531

	As of December 31, 2010			Fair Value Adjustments for the Twelve Months Ended December 31, 2010
	Level 1	Level 2	Level 3
Impaired loans (1)	$—	—	631,934	176,086
Other loans held for sale	—	—	198,569	118,967
Other real estate	—	—	197,615	105,877

(1)	Impaired loans that are collateral-dependent.

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

Under the practical expedient, Synovus measures the fair value of collateral-dependent impaired loans based on the fair value of the collateral securing these loans. These measurements are classified as Level 3 within the valuation hierarchy. Substantially all nonaccrual impaired loans are secured by real estate and considered collateral-dependent.

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

Other assets consist of certain premises and equipment held for sale, primarily related to the efficiency initiatives discussed in Note 2 “Restructuring Charges” herein. These assets are classified as held for sale and recorded at the lower of their amortized cost or fair value, less costs to sell, consistent with ASC 360-10. The fair value of these assets is determined primarily on the basis of brokers’ opinion of value (“BOV”) or appraisals, as circumstances warrant. Both techniques engage licensed or certified professionals that use inputs such as absorption rates, capitalization rates, and comparables, adjusted for estimated selling costs.

Fair Value of Financial Instruments

The following table presents the carrying and fair values of on-balance-sheet financial instruments at June 30, 2011 and December 31, 2010. The fair value represents management’s best estimates based on a range of methodologies and assumptions.

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

Notes to Consolidated Financial Statements (Unaudited)

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

	June 30, 2011		December 31, 2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and due from banks	$409,302	409,302	389,021	389,021
Interest bearing funds with Federal Reserve Bank	2,845,277	2,845,277	3,103,896	3,103,896
Interest earning deposits with banks	24,133	24,133	16,446	16,446
Federal funds sold and securities purchased under resale agreements	127,580	127,580	160,502	160,502
Trading account assets	16,130	16,130	22,294	22,294
Mortgage loans held for sale	78,238	78,238	144,123	144,123
Other loans held for sale	89,139	89,139	127,365	127,365
Investment securities available for sale	3,259,254	3,259,254	3,440,268	3,440,268
Private equity investments	20,904	20,904	47,357	47,357
Loans, net	19,873,409	19,844,243	20,882,216	20,745,839
Derivative asset positions	79,666	79,666	86,360	86,360

Financial liabilities
Non-interest bearing deposits	4,877,267	4,877,267	4,298,372	4,298,372
Interest bearing deposits	17,997,750	18,043,562	20,201,932	20,270,594
Federal funds purchased and other short-term borrowings	452,466	452,466	499,226	499,226
Trading account liabilities	1,731	1,731	—	—
Long-term debt	1,894,901	1,837,602	1,808,161	1,726,752
Derivative liability positions	$84,397	84,397	92,838	92,838

Note 9 - Derivative Instruments

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

The receive fixed interest rate swap contracts at June 30, 2011 are being utilized to hedge $50 million in floating rate loans. A summary of interest rate contracts and their terms at June 30, 2011 is shown below. In accordance with the provisions of ASC 815, the fair value (net unrealized gains and losses) of these contracts has been recorded on the consolidated balance sheets. Synovus also uses such contracts to hedge fixed rate liabilities; however, no such hedges existed as of June 30, 2011.

		Weighted-average
	Notional	Receive	Pay	Maturity In	Fair Value
(dollars in thousands)	Amount	Rate	Rate(1)	Months	Assets	Liabilities
Receive fixed interest rate swaps:
Cash flow hedges	$50,000	8.18%	3.25	2	$467	—

(1)	Variable pay rate based upon contract rates in effect at June 30, 2011.

Notes to Consolidated Financial Statements (Unaudited)

Cash Flow Hedges

Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of operations as a component of other non-interest income. As of June 30, 2011, there was no cumulative ineffectiveness for Synovus’ portfolio of cash flow hedges.

Synovus expects to reclassify from accumulated other comprehensive income (loss) approximately $5.9 million to pre-tax income during the next twelve months as the related payments for interest rate swaps and amortization of deferred gains (losses) are recorded.

Fair Value Hedges

Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair value of various fixed rate liabilities due to changes in the benchmark interest rate London Interbank Offered Rate (“LIBOR”). Synovus calculates effectiveness of the fair value hedges quarterly using regression analysis. As of June 30, 2011, there were no fair value hedges outstanding, and therefore, no cumulative ineffectiveness. Ineffectiveness from fair value hedges is recognized in the consolidated statements of operations as a component of other non-interest income.

Customer Related Derivative Positions

Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the interest rate risk. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of June 30, 2011, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.65 billion, a decrease of $243.6 million compared to December 31, 2010.

Visa Derivative

In conjunction with the sale of Class B shares of common stock issued by Visa, Inc. (“Visa Class B shares”) to Synovus as a Visa USA member, Synovus entered into a derivative contract with the purchaser which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The conversion ratio changes when Visa, Inc. (“Visa”) deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation for which Visa is indemnified by Visa USA members (the “Covered Litigation”). Deposits by Visa to the litigation escrow effectively represent the repurchase of Class B shares for which the sale proceeds are deposited to the litigation escrow. The fair value of the derivative liability is based on an estimate of Synovus’ membership proportion of Visa’s aggregate exposure to the Covered Litigation, or in effect the future cumulative deposits to the litigation escrow for settlement of the Covered Litigation.

Mortgage Derivatives

Synovus originates first lien residential mortgage loans for sale into the secondary market and generally does not hold the originated loans for investment purposes. Mortgage loans are sold by Synovus for conversion to securities and the servicing is sold to a third party servicing aggregator, or the mortgage loans are sold as whole loans to investors either individually or in bulk on a servicing released basis.

At June 30, 2011, Synovus had commitments to fund primarily fixed-rate mortgage loans to customers in the amount of $122.4 million. The fair value of these commitments at a locked interest rate at June 30, 2011 resulted in an unrealized gain of $1.2 million which was recorded as a component of mortgage revenue in the consolidated statements of operations.

At June 30, 2011, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $162.9 million. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates which could affect the fair value of mortgage loans held for sale and outstanding commitments at a locked interest rate to originate residential mortgage loans for resale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans at June 30, 2011 resulted in an unrealized loss of $446 thousand which was recorded as a component of mortgage revenue in the consolidated statements of operations.

Counterparty Credit Risk and Collateral

Entering into derivative contracts potentially exposes Synovus to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these

Notes to Consolidated Financial Statements (Unaudited)

transactions, but the amounts potentially subject to credit risk are much smaller. Synovus assesses the credit risk of its dealer counterparties by regularly monitoring publicly available credit rating information and other market indicators. Dealer collateral requirements are determined via risk-based policies and procedures and in accordance with existing agreements. Synovus seeks to minimize dealer credit risk by dealing with highly rated counterparties and by obtaining collateral for exposures above certain predetermined limits. Management closely monitors credit conditions within the customer swap portfolio which management deems higher risk than dealer counterparties. Collateral is secured at origination and credit related fair value adjustments are recorded against the asset value of the derivative as deemed necessary based upon an analysis which includes consideration of the current asset value of the swap, customer credit rating, collateral value, and current economic conditions. The fair value of customer swap asset positions was $78.0 million as of June 30, 2011. Such asset values fluctuate based upon current interest rates regardless of changes in notional amounts and changes in customer specific risk.

Collateral Contingencies

Certain of Synovus’ derivative instruments contain provisions that require Synovus to maintain an investment grade credit rating from each of the major credit rating agencies. When Synovus’ credit rating falls below investment grade, these provisions allow the counterparties of the derivative instrument to demand immediate and ongoing full collateralization on derivative instruments in net liability positions and, for certain counterparties, request immediate termination. As Synovus’ current rating is below investment grade, Synovus is required to post additional collateral against these positions. As of June 30, 2011, collateral of $125.4 million in the form of cash and U.S. government issued securities has been pledged to fully collateralize these derivative liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2011 was $84.0 million.

The impact of derivatives on the balance sheet at June 30, 2011 and 2010 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
		June 30,			June 30,
(in thousands)	Balance Sheet Location	2011	2010	Balance Sheet Location	2011	2010
Derivatives Designated as Hedging Instruments
Interest rate contracts:
Fair value hedges	Other assets	$—	35	Other liabilities	$—	—
Cash flow hedges	Other assets	467	6,512	Other liabilities	—	—

Total derivatives designated as hedging instruments		$467	6,547		$—	—

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Other assets	$77,969	106,460	Other liabilities	$80,800	110,023
Mortgage derivatives	Other assets	1,229	2,904	Other liabilities	446	2,650
Other contract	Other assets	—	—	Other contract	3,151	10,051

Total derivatives not designated as hedging instruments		$79,198	109,364		$84,397	122,724

Total derivatives		$79,665	115,911		$84,397	122,724

Notes to Consolidated Financial Statements (Unaudited)

The effect of cash flow hedges on the consolidated statements of operations for the six months ended June 30, 2011 and 2010 is presented below.

	Amount of Gain (Loss) Recognized in OCI on Derivative Effective Portion		Location of Gain (Loss) Reclassified from OCI into Income Effective Portion		Amount of Gain (Loss) Reclassified from OCI into Income Effective Portion		Location of Gain (Loss) Recognized in Income Ineffective Portion	Amount of Gain (Loss) Recognized in Income Ineffective Portion
	Six Months Ended June 30,				Six Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2011	2010			2011	2010		2011	2010
Interest rate contracts	$101	4,273	Interest Income (Expense	)	$4,461	10,853	Other Non-interest Income	$—	(13)

The effect of fair value hedges on the consolidated statements of operations for the six months ended June 30, 2011 and 2010 is presented below.

	Derivative			Hedged Item
	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income On Hedged Item
		Six Months Ended June 30,			Six Months Ended June 30,
(in thousands)		2011	2010		2011	2010
Derivatives Designated in Fair Value Hedging Relationships
Interest rate contracts(1)	Other Non- interest Income	$—	(956)	Other Non- interest Income	$—	959

Total		$—	(956)		$—	959

Derivatives Not Designated as Hedging Instruments
Interest rate contracts(2)	Other Non- interest Income (Expense)	$(379)	(3,952)
Mortgage derivatives(3)	Mortgage Revenues	1,272	(1,823)

Total		$893	(5,775)

(1)	Gain (loss) represents fair value adjustments recorded for fair value hedges designated in hedging relationships and related hedged items.
(2)	Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(3)	Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans.

The effect of cash flow hedges on the consolidated statements of operations for the three months ended June 30, 2011 and 2010 is presented below.

	Amount of Gain (Loss) Recognized in OCI on Derivative Effective Portion		Location of Gain (Loss) Reclassified from OCI into Income Effective Portion		Amount of Gain (Loss) Reclassified from OCI into Income Effective Portion		Location of Gain (Loss) Recognized in Income Ineffective Portion	Amount of Gain (Loss) Recognized in Income Ineffective Portion
	Three Months Ended June 30,				Three Months Ended June 30,			Three Months Ended June 30,
(in thousands)	2011	2010			2011	2010		2011	2010
Interest rate contracts	$1,417	3,762	Interest Income (Expense	)	$1,872	5,423	Other Non-interest Income	$—	(1)

Notes to Consolidated Financial Statements (Unaudited)

The effect of fair value hedges on the consolidated statements of operations for the three months ended June 30, 2011 and 2010 is presented below.

	Derivative			Hedged Item
	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income On Hedged Item
		Three Months Ended June 30,			Three Months Ended June 30,
(in thousands)		2011	2010		2011	2010
Derivatives Designated in Fair Value Hedging Relationships
Interest rate contracts(1)	Other Non- interest Income	$—	(472)	Other Non- interest Income	$—	479

Total		$—	(472)		$—	479

Derivatives Not Designated as Hedging Instruments
Interest rate contracts(2)	Other Non- interest Income (Expense)	$(398)	(2,333)
Mortgage derivatives(3)	Mortgage Revenues	(61)	(2,093)

Total		$(459)	(4,426)

(1)	Gain (loss) represents fair value adjustments recorded for fair value hedges designated in hedging relationships and related hedged items.
(2)	Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(3)	Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans.

Note 10 – Share-based Compensation

General Description of Share-based Plans

Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. At June 30, 2011, Synovus had a total of 28,272,176 shares of its authorized but unissued common stock reserved for future grants under the 2007 Omnibus Plan. The Plan permits grants of share-based compensation including stock options, non-vested shares, and restricted share units. The grants generally include vesting periods ranging from three to five years. Stock options are granted at exercise prices which equal the fair market value of a share of common stock on the grant-date. Non-vested shares and restricted share units are awarded at no cost to the recipient upon their grant. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units in the form of additional restricted share units that vest over the same vesting period as the original restricted share unit grant.

Share-based Compensation Expense

Synovus’ share-based compensation costs are recorded as a component of salaries and other personnel expense in the consolidated statements of operations. Share-based compensation expense for service-based awards is recognized net of estimated forfeitures for plan participants on a straight-line basis over the vesting period. Total share-based compensation expense was $2.4 million and $1.5 million for the six and three months ended June 30, 2011 and $4.3 million and $2.0 million for the six and three months ended June 30, 2010, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Restricted Share Units

During the six months ended June 30, 2011, Synovus awarded an aggregate amount of 3,701,794 restricted share units to key employees throughout the Synovus organization. The majority of the awards contain a service-based vesting period of two years. In addition to the service vesting requirement, the vesting of certain awards made to senior management is contingent upon the repayment of its Series A Preferred Stock and achievement of profitability vesting requirements. The weighted average grant-date fair value of the awarded restricted share units was $2.67 per share. At June 30, 2011, there were 4,460,027 restricted share units outstanding with a weighted average grant-date fair value of $2.69.

Stock Option Awards

During the six months ended June 30, 2011, 3,561,162 options were cancelled or expired. At June 30, 2011, there were 18,162,219 options to purchase shares of Synovus’ common stock outstanding with a weighted-average exercise price of $10.61.

Note 11 - Retiree Medical Plan Curtailment

In December 2010, management amended the Synovus Retiree Medical Plan (the “Retiree Medical Plan” or the “Plan”). Under the provisions of the Retiree Medical Plan, employees who terminated employment after becoming eligible for early retirement (attaining age 50 with 15 or more years of service) could elect medical coverage for themselves and their eligible dependents. This coverage may continue until the former employee (or his spouse) reaches age 65 or cover eligible dependents in accordance with the Plan’s provision. Per the amendment, Synovus eliminated the post retirement medical plan coverage for all employees who retired on or after March 1, 2011. Participants who are already receiving benefits under the Retiree Medical Plan will continue to receive benefits under the Plan. At June 30, 2011, the Retiree Medical Plan had 141 participants.

The amendment is considered a “curtailment event” under ASC 715 because it eliminates the accrual of defined benefits for all of the future services of a significant number of active employees. At the time of the Plan amendment, Synovus estimated the number of eligible participants that would elect coverage by the specified deadline of March 31, 2011 to calculate the $7.1 million curtailment gain that was recognized during 2010. Based on the actual number of retirees who elected medical coverage for themselves and/or their eligible dependents, the actual curtailment gain is $6.7 million, which resulted in an adjustment of $398 thousand to the curtailment gain that was recorded during the six months ended June 30, 2011.

Note 12 - Variable Interest Entities

Synovus has a contractual ownership or other interests in certain variable interest entities (“VIEs”) for which the fair value of the VIE’s net assets may change exclusive of the variable interests. Under ASC 810-10-65, Synovus is deemed to be the primary beneficiary and required to consolidate a VIE if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810-10-65, as amended, requires continual reconsideration of conclusions reached regarding which interest holder is a VIE’s primary beneficiary.

Synovus’ involvement with VIEs is discussed below. Synovus consolidates VIEs for which it is deemed the primary beneficiary.

Consolidated Variable Interest Entities

Rabbi Trusts - Synovus has established certain rabbi trusts related to deferred compensation plans offered to its employees. Synovus contributes employee cash compensation deferrals to the trusts and directs the underlying investments made by the trusts. The assets of these trusts are available to creditors of Synovus only in the event that Synovus becomes insolvent. These trusts are considered VIEs because either there is no equity at risk in the trusts or because Synovus provided the equity interest to its employees in exchange for services rendered. Synovus is considered the primary beneficiary of

Notes to Consolidated Financial Statements (Unaudited)

the rabbi trusts as it has the ability to direct the underlying investments made by the trusts, the activities that most significantly impact the economic performance of the rabbi trusts. Synovus includes the assets of the rabbi trusts as a component of other assets and a corresponding liability for the associated benefit obligation in other liabilities in its consolidated balance sheet. At June 30, 2011, the aggregate amount of rabbi trust assets and benefit obligation was $11.4 million.

Non-consolidated Variable Interest Entities

Low Income Housing Tax Credit Partnerships - Synovus and its subsidiary bank, Synovus Bank, make equity investments as a limited partner in various partnerships which are engaged in the development and operation of affordable multi-family housing utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to earn a return on the investment and to support community reinvestment initiatives of Synovus’ subsidiary bank. The activities of these LIHTC partnerships are limited to development and operation of multi-family housing that is leased to qualifying residential tenants. These partnerships are generally located in southeastern communities where Synovus has a banking presence and are considered VIEs because Synovus, as the holder of an equity investment at risk, does not have voting or similar rights and does not participate in the management or direct the operations of the partnerships (activities which affect the success of the partnerships). Synovus provides construction lending for certain of the LIHTC partnerships in which it also has an equity investment. Synovus is at risk for the amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan but has no obligation to fund the operations or working capital of the partnerships. The general partners of these partnerships are considered the primary beneficiaries because they are charged with management responsibility which give them the power to direct the activities that most significantly impact the financial performance of the partnerships, and they are exposed to losses beyond Synovus’ equity investment. At June 30, 2011, the aggregate carrying value of Synovus’ investments in LIHTC partnerships was $15.4 million and the cumulative amount of equity investments was $28.9 million. Synovus uses the equity method of accounting for these investments which are included as a component of other assets on Synovus’ consolidated balance sheet. At June 30, 2011, Synovus had a commitment to fund a remaining $458 thousand equity investment in a LIHTC partnership subject to satisfaction of certain performance criteria by the general partner.

Historic Rehabilitation Partnerships - Synovus Bank makes equity investments as a limited partner in various partnerships which are engaged in the preservation, renovation, and rehabilitation of historic structures and the subsequent operation of those structures as commercial properties or multi-family housing. Tax credit incentives are awarded based on a percentage of certified rehabilitation costs under Section 1.48-112 of the Internal Revenue Code. The purpose of these investments is to earn a suitable return on the investment and to support community reinvestment initiatives of Synovus’ subsidiary bank. The activities of these historic rehabilitation partnerships are limited to preservation and rehabilitation of historic structures, and operation of those structures for leasing to commercial or residential tenants. These partnerships are generally located in southeastern communities where Synovus has a banking presence and are considered VIEs because Synovus, as the holder of an equity investment at risk, does not have voting or similar rights and does not participate in the management or direct the operations of the partnerships (activities which affect the success of the partnerships). Synovus provides construction lending for certain of the partnerships in which it also has an equity investment. Synovus is at risk for the amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan, but has no obligation to fund the operations or working capital of the partnerships. The general partners of these partnerships are considered the primary beneficiaries because they are charged with management responsibility which give them the power to direct the activities that most significantly impact the financial performance of the partnerships, and they are exposed to losses beyond Synovus’ equity investment. At June 30, 2011, the aggregate carrying value of Synovus’ investments in historic rehabilitation partnerships was $2.4 million and the cumulative amount of equity investments was $9.0 million. Synovus uses the equity method of accounting for these investments which are included as a component of other assets on Synovus’ consolidated balance sheet. At June 30, 2011, Synovus had a commitment to fund a remaining $45 thousand equity investment in a historic rehabilitation tax credit partnership subject to satisfaction of certain performance criteria by the general partner.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 13—Income Taxes

Synovus reported an income tax benefit attributable to continuing operations for the six months ended June 30, 2011 of $5.2 million compared to a tax benefit of $21.4 million for the same period in 2010. The tax effect on increases in the net unrealized gains on investment securities available for sale and net unrealized gains on cash flow hedges recorded as a component of other comprehensive income are recognized as income tax benefits in the statement of operations pursuant to ASC 740-20-45-7. These items resulted in income tax benefits of $4.9 million and $10.9 million for the six months ended June 30, 2011 and 2010, respectively.

Synovus increased its deferred tax asset (“DTA”) valuation allowance by $53.6 million and $9.7 million during the six and three months ended June 30, 2011, respectively. A reconciliation of the beginning and ending amounts of the valuation allowance recorded against DTAs is as follows:

(in thousands)	2011	2010
Balance at January 1,	$774,961	443,332
Increase for the three months ended March 31,	43,906	105,079
Increase for the three months ended June 30,	9,723	93,506

Balance at June 30,	$828,590	641,917

In assessing the need for a valuation allowance, Synovus considered all available evidence about the realization of DTAs, both positive and negative, that could be objectively verified. Synovus’ positive evidence considered in support of its use of forecasted future earnings as a source of realizing DTAs was insufficient to overcome the negative evidence associated with its pre-tax cumulative loss position. After evaluating all sources of taxable income, the estimated realization of future tax benefits is based on the availability of taxable income generated from prudent and feasible state tax planning strategies.

Synovus expects to reverse substantially all (or approximately $809 million of the current balance of $829 million) of the valuation allowance once it has demonstrated a sustainable return to profitability, perhaps at the point it has significantly improved credit quality and experienced consecutive profitable quarters coupled with a forecast of sufficient continuing profitability. This reversal could occur as a single event or over a period of time, depending upon the level of forecasted taxable income, the degree of risk related to realizing the forecasted taxable income, and the estimated risk related to credit quality. However, until such event occurs, Synovus will have minimal to no ability to partially offset pre-tax operating losses with income tax benefits. In other words, until Synovus has demonstrated sustainable profitability coupled with appropriate levels of forecasted continuing profitability along with credit quality improvements, Synovus will continue to increase its valuation allowance for deferred tax assets as deferred tax assets continue to be created.

Synovus’ income tax returns are subject to review and examination by federal, state, and local taxing jurisdictions. Currently, no years for which Synovus filed a federal income tax return are under examination by the Internal Revenue Service (“IRS”); however, the IRS is in the process of reviewing a federal refund from operating losses sustained in the 2009 tax year. There are also certain state tax examinations currently in progress. Although Synovus is unable to determine the ultimate outcome of these examinations, Synovus believes that current income tax accruals are adequate for any uncertain income tax positions relating to these examinations. Adjustments to income tax accruals are made when necessary to reflect a change in the probability outcome.

Notes to Consolidated Financial Statements (Unaudited)

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is presented below. (Unrecognized state income tax benefits are not adjusted for the federal income tax impact).

(in thousands)	2011	2010
Balance at January 1,	$6,315	7,274
First quarter activity:
Additions based on tax positions related to current year	70	48
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(415)	(168)
Settlements	—	(75)

Net, first quarter activity	(345)	(195)

Balance at March 31,	$5,970	7,079

Second quarter activity:
Additions based on tax positions related to current year	$70	32
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	(11)
Settlements	—	—

Net, second quarter activity	70	21

Balance at June 30,	$6,040	7,100

Accrued interest and penalties related to unrecognized income tax benefits are included as a component of income tax expense (benefit). The amount of accrued interest and penalties on unrecognized income tax benefits totaled $1.4 million and $1.3 million as of January 1 and June 30, 2011, respectively. The total amount of unrecognized income tax benefits as of January 1 and June 30, 2011 that if recognized would affect the effective income tax rate was $5.0 million and $4.8 million (net of the federal benefit on state income tax issues), respectively, which includes interest and penalties of $880 thousand and $859 thousand, respectively. The impact to the effective income tax rate is prior to any offset by the valuation allowance against deferred tax assets. Synovus expects that approximately $896 thousand of uncertain income tax positions will be either settled or resolved during the next twelve months.

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

(8)

restrictions or limitations on access to funds from historical and alternative sources of liquidity, combined with additional subsidiary capital deployment, could adversely affect Synovus’ overall liquidity, which could restrict Synovus’ ability to make payments on its obligations or dividend payments on its common stock and Series A preferred stock and Synovus’ ability to support asset growth and sustain its operations and the operations of Synovus Bank;

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

(13)

risks related to the timing of the recoverability of the deferred tax asset, which is subject to considerable judgment, and the risk that even after the recovery of the deferred tax asset balance under GAAP, there will remain limitations on the ability to include the deferred tax asset for regulatory capital purposes;

(14)

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

Management’s Discussion and Analysis

Executive Summary

Synovus Financial Corp. is a diversified financial services company and a registered financial holding company headquartered in Columbus, Georgia. Synovus provides integrated financial services including commercial and retail banking, financial management, insurance and mortgage services to its customers through 30 locally-branded banking divisions of its wholly-owned subsidiary bank, Synovus Bank, and other offices in Georgia, Alabama, South Carolina, Florida, and Tennessee.

The following financial review summarizes the significant trends affecting Synovus’ results of operations and financial condition for the six and three months ended June 30, 2011. This discussion supplements, and should be read in conjunction with, the unaudited consolidated financial statements and notes thereto contained elsewhere in this report and the audited consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ 10-K.

Economic Overview

During the second half of 2010, certain macro-economic measures began to indicate that economic recovery was under way. The improvement in economic measures has been mixed and the pace of recovery has been slow through the second quarter of 2011. There continues to be improvement from the low points reached during the recession, but the economy is still considerably weaker than historical norms. The unemployment rate has decreased from the U.S. national peak level of 10.1% reached in October 2009 to 9.2% in June 2011. The large number of foreclosures in progress, coupled with delinquency rates, point to a continuing inflow of lower priced homes into the market, which will continue to suppress both the construction and price of new homes. Inflation (the core consumer price index or core CPI) remains subdued, and energy prices, which have increased over the past year, due in part to concerns over geo-political unrest in the Middle East, decreased moderately in May and June. Consumer spending has increased each of the last eight quarters, but decreased slightly in April and June, representing the first monthly decreases since January 2010. Renewed concerns over the debt of certain European nations and concerns regarding amendment of the U.S. government’s legal debt limit have tempered the rate of economic recovery; however, the U.S. economy continues to move in a positive direction at a very modest rate as indicated by growth in the U.S. gross domestic product of 1.3% in the second quarter of 2011 as compared to 0.4% in the first quarter of 2011 and 2.3% in the fourth quarter of 2010. Although U.S. lawmakers have reached an agreement on a national debt ceiling and budget, the terms of the agreement and concerns about the overall level of national debt could continue to temper U.S. economic growth.

The Southeastern U.S. economy (where Synovus operates) is improving, but at a slower pace than the nation as a whole. The labor force in Synovus’ five state footprint grew by approximately 100 thousand jobs in the first six months of 2011 as compared to an increase of approximately 90 thousand jobs during the full calendar year 2010. The unemployment rate in Synovus’ five state Southeastern footprint was 10.3% in June 2011, unchanged from March 2011, and has decreased as compared to 10.9% in December 2010 and 10.6% in June 2010. The national unemployment rate was to 9.2% in June 2011, an increase from 8.8% in March 2011, but decreased as compared to 9.4% in December 2010 and 9.5% in June 2010. As noted above, the pace of residential foreclosures has provided an excess supply of single family homes in the U.S., which has constrained the sale of new homes and the resale of existing homes. Improvement in the housing and residential construction markets would be a significant boost for employment among construction trades, a sector of the labor force that has been one of the most heavily impacted by the economy. Values for higher grade commercial properties are generally beginning to show some improvement but new commercial development remains limited. On the whole, economic conditions are improving, but the recovery is slow and uneven.

Over the past few years, the performance of Synovus’ residential construction and development and land acquisition portfolios has been significantly impacted by the economic downturn; however, Synovus has also experienced weakness in other segments of the commercial loan portfolio, particularly in industries that are impacted by commercial real estate and residential development factors. While these factors have severely impacted Synovus’ credit costs resulting in elevated levels of loan charge-offs and non-performing asset inflows, significant losses on distressed asset dispositions, and further valuation adjustments on existing non-performing assets, most credit quality indicators are continuing to improve.

Another impact of the economic downturn has been the elevated number of bank failures in Synovus’ market area. There have been 48 failures nationally during the first six months of 2011,

Management’s Discussion and Analysis

including 14 in Georgia, 6 in Florida, 2 in Alabama and 2 in South Carolina, as compared to 157 failures nationally during the twelve months ended December 31, 2010, including 29 in Florida and 21 in Georgia.

Overview of Second Quarter 2011 Financial Results

For the six and three months ended June 30, 2011, Synovus reported a net loss attributable to common shareholders of $147.2 million and $53.5 million, respectively, which is a 68.8% improvement and a 77.9% improvement from the $472.4 million and $242.6 million net loss for the six and three months ended June 30, 2010, respectively. The net loss per common share was $0.19 and $0.07 for the six and three months ended June 30, 2011, respectively, as compared to $0.81 and $0.36 net loss per common share for the six and three months ended June 30, 2010, respectively. Excluding restructuring charges, the net loss attributable to common shareholders was $119.7 and $50.4 million, or $0.15 and $0.06 per common share, for the six and three months ended June 30, 2011, respectively. See reconciliation of “Non-GAAP Financial Measures” in this report.

The improvement for the six months ended June 30, 2011 as compared to the same period in the prior year is primarily due to a $412.1 million decline in credit costs (provision for losses on loans and other credit costs), and a $43.1 million decrease in fundamental non-interest expense (total non-interest expense excluding other credit costs, restructuring charges, and the loss on curtailment of certain post-retirement benefits) which was partially offset by a $11.7 million decrease in non-interest income. The first six months of 2010 also benefited from a $43.2 million gain, net of tax, on the sale of the merchant services business. The improved results as compared to the second quarter of 2010 include a $194.7 million decline in credit costs, a $23.5 million decrease in fundamental non-interest expense, and a $6.1 million decrease in non-interest income. See reconciliation of “Non-GAAP Financial Measures” in this report.

Although credit costs, charge-offs, and non-performing asset levels remain elevated, most of Synovus’ credit quality measures continued to show improvement during the second quarter of 2011. For the three months ended June 30, 2011, total credit costs decreased for the eighth consecutive quarter to $157.9 million. Provision for losses on loans, the most significant component of total credit costs (which includes provision for losses on loans, foreclosed real estate expenses, provision for unfunded commitments, and charges related to other loans held for sale) was $120.2 million for the second quarter of 2011, a 15.2% decrease from $141.7 million in the first quarter of 2011, and a 59.8% decrease from $298.9 million in the second quarter of 2010. Net charge-offs of $167.2 million for the second quarter of 2011 were relatively flat compared to the first quarter of 2011 and decreased $265.9 million or 61.4% from the second quarter of 2010. Provision for losses on loans is down 81.0% from the peak level in the second quarter of 2009 and net charge-offs are down 66.3% from the peak level in the third quarter of 2009. Non-performing loan (“NPL”) inflows were $231.1 million during the second quarter of 2011 compared to $306.5 million in the first quarter of 2011 and $339.3 million in the second quarter of 2010. Total non-performing assets declined 4.5% from $1.28 billion at March 31, 2011 to $1.22 billion at June 30, 2011, representing the fifth consecutive quarterly decline. Past due loans remained at favorable levels with total past due loans and still accruing interest of 0.97% and loans 90 days past due and still accruing interest of 0.11% compared to 0.96% and 0.05% at March 31, 2011, respectively.

Commercial real estate represented the majority of both the provision for losses on loans and loan charge-offs for the first six months of 2011 and 2010. Provision for losses on loans attributable to the commercial real estate portfolio was $202.6 million (excluding the unallocated allowance for loan losses component of the “unallocated component”) for the first six months of 2011 while net charge-offs attributable to this portfolio were $198.9 million. Provision for losses on loans attributable to the commercial real estate portfolio was $451.7 million for the first half of 2010 while net charge-offs attributable to this portfolio were $552.7 million. Provision for losses on loans attributable to the commercial and industrial portfolio was $59.7 million or 20.0% of the total expense, excluding the unallocated portion, for the first six months of 2011 while net charge-offs attributable to this portfolio were $96.7 million, or 28.9%, of total net charge-offs. Provision for losses on loans attributable to the commercial and industrial portfolio was $139.7 million, or 21.6%, of the total expense, excluding the unallocated portion, during the first half of 2010 while net charge-offs attributable to this portfolio were $138.5 million, or 18.5%, of total net charge-offs.

Management’s Discussion and Analysis

The decline in non-performing loans since the second quarter of 2010 was driven by the disposition of distressed loans as discussed above, net charge-offs, and, to a lesser extent, by a reduction in NPL inflows.

Pre-tax, pre-credit costs income (which excludes provision for losses on loans, other credit costs, restructuring charges, and certain other items) was $117.3 million for the second quarter of 2011 representing a decrease of $4.7 million, or 3.8%, from the first quarter of 2011 and an decrease of $1.7 million, or 1.4%, from the second quarter of 2010. See reconciliation of “Non-GAAP Financial Measures” in this report. As compared to the first quarter of 2011, this decrease in pre-tax, pre-credit costs income was driven by a $6.5 million decline in net interest income partially offset by a $3.7 million increase in non-interest income. The reduction in net interest income was due primarily to lower loan balances while higher mortgage revenue drove the increase in non-interest income.

The net interest margin was generally stable at 3.51% in the second quarter of 2011 compared to 3.52% for the first quarter of 2011. A decline of 5 basis points in the yield on earning assets was largely offset by a 4 basis point decrease in the effective cost of funds. Loan yields during 2011 are unchanged compared to 2010 as the impact of historically low interest rates has been partially offset by pricing discipline on new and renewed loans.

Total loans were $20.50 billion at June 30, 2011, a decline of $492.6 million from the first quarter of 2011. The decline in loans was driven by charge-offs, the sale of distressed loans, and pay-downs that continued to exceed new originations. While net pay-downs (excluding the impact of loan sales, transfers to loans held-for-sale, charge-offs, and foreclosures) continued to contribute to the decline in loans outstanding, the rate of decline continues to improve as compared to periods earlier in 2010. Net pay-downs were $167.6 million during the second quarter of 2011 as compared to $201.7 million in the first quarter of 2011 and $476.0 million in the second quarter of 2010.

Total deposits decreased by $330.9 million from the first quarter of 2011. The decrease was driven by a $288.0 million decline in national market brokered deposit accounts as Synovus continues to reduce its dependence on funding from these products through planned reductions and a $130.0 million decline resulting from the wind-down of the Shared Deposit program (“Synovus® Shared Deposit”). These declines were offset in part by growth in non-interest bearing demand deposit accounts of $178.7 million. Additionally, core deposits excluding time deposits increased $114.6 million from the first quarter of 2011. At June 30, 2011, national market brokered deposits represented 11.8% of Synovus’ total deposits compared to 12.8% at March 31, 2011. Synovus intends to continue to reduce the level of this type of deposit during the remainder of 2011. Deposit costs have declined during each of the last sixteen quarters; however, competitive demand for deposits in Synovus’ markets has somewhat limited the decline in deposit costs.

Total shareholders’ equity decreased by $31.7 million from prior quarter to $2.85 billion at June 30, 2011. Synovus continues to actively monitor evolving industry capital standards, and changes in regulatory standards and requirements. As part of its ongoing management of capital, Synovus will continue to monitor its capital position and identify, consider, and pursue additional strategies to bolster its capital position as deemed necessary.

Liquidity is another important consideration in assessing Synovus’ financial strength. In light of Synovus’ recent financial performance and related credit ratings, Synovus expects to maintain an above average short-term liquidity cushion primarily in the form of interest bearing funds with the Federal Reserve Bank.

Management’s Discussion and Analysis

A summary of Synovus’ financial performance for the six and three months ended June 30, 2011 and 2010 is set forth in the table below.

Financial Performance Summary

(in thousands, except per share data)	Six Months Ended June 30,			Three Months Ended June 30,
(percentages annualized)	2011	2010	Change	2011	2010	Change
Net interest income	$468,395	498,905	(6.1)%	$230,961	250,039	(7.6)%
Provision for losses on loans	261,905	639,851	(59.1)	120,159	298,904	(59.8)
Non-interest income	132,013	143,691	(8.1)	67,849	73,995	(8.3)
Non-interest expense	462,131	511,559	(9.7)	222,415	258,762	(14.0)
Fundamental non-interest expense(1)(2)	361,175	404,308	(10.7)	181,537	205,073	(11.5)
Loss from continuing operations before income taxes	(123,628)	(508,814)	75.7	(43,764)	(233,632)	81.3
Pre-tax, pre-credit costs income(1)	239,233	238,288	0.4	117,273	118,961	(1.4)
Loss from continuing operations	(118,408)	(487,419)	75.7	(39,000)	(228,575)	82.9
Income from discontinued operations, net of income taxes	—	43,162	nm	—	—	nm
Net loss attributable to controlling interest	(118,188)	(443,667)	73.4	(39,000)	(228,194)	82.9
Net loss attributable to common shareholders	(147,158)	(472,352)	68.8	(53,504)	(242,554)	77.9
Diluted loss per share:
Net loss from continuing operations attributable to common shareholders	(0.19)	(0.88)	78.4	(0.07)	(0.36)	80.6
Net loss attributable to common shareholders	$(0.19)	(0.81)	76.5%	$(0.07)	(0.36)	80.6%

	June 30, 2011	March 31, 2011	Sequential Quarter Change		June 30, 2010	Year Over Year Change
Loans, net of deferred fees and costs	$20,504,810	20,997,422	(9.4)%		$23,342,945	(12.2)%
Total deposits	22,875,017	23,205,879	(5.7)		26,257,563	(12.9)
Core deposits (1)	20,184,419	20,227,264	(0.8)		22,081,801	(8.6)
Core deposits excluding time deposits (1)	15,134,519	15,019,895	3.1		15,110,745	0.2
Net interest margin (quarter)	3.51%	3.52%	(1	)bp	3.34%	17bp
Non-performing assets ratio	5.85	5.97	(12)		6.66	(81)
Past due over 90 days	0.11	0.05	6		0.09	2
Net charge-off ratio (quarter)	3.22	3.12	10		7.21	(399)
Tier 1 capital	$2,758,282	2,812,101	(7.7)%		$3,285,907	(16.1)%
Tier 1 common equity	1,806,919	1,863,141	(12.1)		2,343,148	(22.9)
Total risk-based capital	3,522,660	3,591,466	(7.7)		4,160,867	(15.3)
Tier 1 capital ratio	12.84%	12.78%	6 bp		13.36%	(52	)bp
Tier 1 common equity ratio	8.41	8.47	(6)		9.52	(111)
Total risk-based capital ratio	16.40	16.32	8		16.91	(51)
Total shareholders’ equity to total assets ratio(3)	10.07	10.05	2		10.57	(50)
Tangible common equity to tangible assets ratio(1)	6.63	6.66	(3)		7.58	(95)
Tangible common equity to risk-weighted assets ratio(1)	8.73	8.67	6		9.97	(124)
Tangible book value per common share(4)	$2.06	2.10	(7.6)%		$2.79	(26.2)%

(1)	See reconciliation of “Non-GAAP Financial Measures” in this report.
(2)	Fundamental non-interest expense is comprised of total non-interest expense less gain/loss of post-retirement defined benefit plan, restructuring charges, and credit costs.
(3)	Total shareholder’s equity divided by total assets.
(4)	Excludes impact of unexercised tangible equity units (“tMEDS”).
bp	= basis point
nm	= not meaningful

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

Synovus’ critical accounting policies are described within Management’s Discussion and Analysis in Synovus’ 2010 10-K. Synovus periodically updates the loan loss factors used in determining the allowance for losses on loans. These loan loss factors were updated during the three months ended

Management’s Discussion and Analysis

June, 30, 2011. Except for the periodic update of loan loss factors, there have been no material changes to Synovus’ critical accounting policies, estimates and assumptions, or the judgments affecting the application of these estimates and assumptions in 2011.

Allowance for Loan Losses

Note 6 to Synovus’ consolidated financial statements contains a discussion of the allowance for loan losses. The allowance for loan losses at June 30, 2011 was $631.4 million compared to $678.4 million and $834.5 million at March 31, 2011 and June 30, 2010, respectively.

The allowance for loan losses is a significant estimate and is regularly evaluated by Synovus for accuracy and consistency between the changes in the allowance for loan losses with the credit trends and credit events in the loan portfolio. The allowance for loan losses is determined based on an analysis which assesses the inherent risk for probable loss within the loan portfolio. Significant judgments and estimates are necessary in the determination of the allowance for loan losses. Significant judgments include, among others, loan risk ratings and classifications, the determination and measurement of impaired loans, the timing of loan charge offs, the probability of loan defaults, the net loss exposure in event of loan defaults, qualitative loss factors, management’s plan, if any, for disposition of certain loans as well as other qualitative considerations. In determining an adequate allowance for loan losses, management makes numerous assumptions, estimates, and assessments which are inherently subjective. The use of different estimates or assumptions could produce different provisions for losses on loans, allowance for loan losses, non-performing loans and loan charge-offs, and other credit metrics.

Commercial Loans – Allowance for Loan Losses

The allowance for loan losses related to commercial loans consists of two components: the allocated commercial loan allowance for loan losses and the unallocated commercial loan allowance for loan losses. The allocated allowance for commercial loans is based upon an analysis of impaired commercial loans to determine the amount of specific reserves (and loan charge-offs), if any, as well as an analysis of historical loan default experience, loan net loss experience and related qualitative factors, if appropriate, for categories of loans with similar risk attributes and further segregated by Synovus’ internal loan grading system. The unallocated allowance is considered necessary to provide for certain environmental and economic factors that affect the inherent risk of loss in the entire loan portfolio that is not fully captured in the allocated allowance for loan losses.

Commercial Loans – Risk Ratings and Loss Factors

Commercial loans are assigned a risk rating on a nine point scale and are classified based upon the borrower’s financial status and collateral position consistent with regulatory loan classification requirements. Impaired loans are generally evaluated on a loan by loan basis with specific reserves recorded as appropriate. For loans that are not considered impaired, the allocated allowance for loan losses is determined based upon Expected Loss (“EL”) factors which are applied to groupings of specific loan types, by loan risk ratings. The EL is determined based upon a probability of default (“PD”), which is the probability that a borrower, segregated by loan type and loan risk grade, will default, and loss given default (“LGD”), which is the estimate of the amount of net loss in the event of a loan defaulting. The allocated EL factors for commercial type loans are also adjusted, as necessary, by qualitative factor considerations for the applicable loan categories, which include among other considerations the aging of portfolio default experience data used in the PD calculation and the aging of the portfolio net loss experience data used in the LGD calculation. The groupings of the loans into loan categories are determined based upon the nature of the loan types and the level of inherent risk associated with the various loan categories. The loan groupings are further segregated based upon the individual loan risk ratings, as described below.

The risk ratings are based on the borrowers’ credit risk profile considering factors such as debt service history, current and estimated prospective cash flow information, collateral supporting the credit, as well as other variables, as appropriate. Ratings six through nine are defined consistent with the bank regulatory classifications of special mention, substandard, doubtful, and loss, respectively. Each loan is assigned a risk rating during its initial approval process. This process begins with a loan rating recommendation from the loan officer responsible for originating the loan. The loan rating recommendation is subject to approvals from other members of management, regional credit and/or loan committees depending on the size of the new loan and new loan’s credit attributes. Loan ratings are regularly reevaluated based upon annual scheduled credit reviews or on a more frequent basis if determined prudent by management. Additionally, an independent loan review function evaluates the Bank’s risk rating process on an on-going basis.

As a result of Synovus’ past practice of updating default and loss data once per year, loan default and net loan loss upon default data utilized in the PD and LGD calculations did not historically include the most recent periods’ portfolio default and net loss experience; therefore, these factors required a qualitative factor adjustment to properly capture the estimated inherent risk of loss in the loan portfolios not identified because of the time lag in the data used for the PD and LGD factors. Other qualitative factor considerations included loan concentrations and the level of loan volume/nature of loan growth.

In the second quarter of 2011, Synovus began a new practice of updating, by loan category, the loan default data and net loss upon default data utilized in the calculation of the PD factor and LGD factor, respectively, at least twice a year. The use of this more current data in the PD and LGD calculations eliminated the need for this qualitative factor adjustment to be included in the calculated EL factors at June 30, 2011. At June 30, 2011, the PD factors were based upon loan defaults experienced through December 31, 2010, and the LGD factors were based upon losses on defaulted loans through March 31, 2011. Further, management considered loan default and net loan loss data through the issuance date of the June 30, 2011 interim unaudited consolidated financial statements concluding that defaults and losses during this period had no material impact on the EL factors calculated for purposes of determining the allowance for loan losses at June 30, 2011.

As a result of using more current loan default and net loan loss portfolio experience, as described above, management concluded that the resulting EL factors fully captured the inherent risk of loss in the respective commercial loan portfolios, and that the qualitative factor adjustment previously included in the EL factors was no longer appropriate at June 30, 2011.

Prior to the change made in the second quarter of 2011, as described above, the LGD factor was calculated based upon net loan loss data on loans that had defaulted through March 31, 2009 and the net losses on those loans through September 30, 2010, which provided an eighteen-month net loss resolution subsequent to March 31, 2009. As a result of this timing lag, Synovus supplemented its internal LGD data with industry LGD data at a weighting of 75% external industry data and 25% internal data. By enhancing its LGD methodology to incorporate current net losses on defaulted loan data in the calculation of the LGD for June 30, 2011, as described above, it was no longer considered necessary to supplement Synovus’ internal net loss given default data with external industry net loss data. At June 30, 2011, the LGD calculations are based entirely upon Synovus’ loan portfolio experience.

Management’s Discussion and Analysis

Commercial Unallocated Reserve

The unallocated component of the allowance for loan losses is considered necessary to provide for certain environmental and economic factors that affect the inherent risk of loss in the entire loan portfolio that are not fully captured in the Allocated Allowance for Loan Losses. Unallocated loss factors included in the determination of the unallocated allowance for loan losses consist of the following:

•	economic conditions;

•	changes in the experience, ability, and depth of lending management and loan review staff;

•	changes in the loan origination and monitoring policies and procedures;

•	risk of grading not keeping pace with the degree of deterioration in economic conditions, particularly related to special mention credits;

•	estimated risk associated with the deterioration in the fair value of collateral supporting the Bank’s loans, and

•	other external impacts (as may be applicable).

On a quarterly basis, management updates its analysis and consideration of these factors and determines the impact, if any, on the allowance for loan losses for each respective quarter. The changes to the unallocated component of the allowance for loan losses on a year-to-date basis through June 30, 2011 are related to the commercial portfolio.

The impact on the June 30, 2011 allowance for loan losses related to the commercial loan portfolio from the use of updated loan default and loss given default data, adjustments to the EL qualitative factors (including factors related to loan concentrations), reductions in unallocated reserves, as well as the utilization of only Synovus’ loan portfolio LGD experience data, as discussed above, resulted in a decline in the commercial loan June 30, 2011 allowance for loan losses of approximately $22 million, or 3.2% of the total allowance for loan losses at March 31, 2011.

Retail Loans – Allowance for Loan Losses

The retail loan portfolio allowance for loan losses consists of two components: the allocated retail loan portfolio allowance and unallocated retail loan portfolio allowance. The allocated allowance for loan losses for retail loans consists of the specific reserves, if any, on retail impaired loans, primarily TDRs, as well as allowance amounts allocated to retail loan categories based upon estimates of the EL in the respective retail categories or pools of loans. The allocated retail allowance for non-impaired retail loans is generally determined by segregating the retail loan portfolio into pools of homogeneous loan categories which have similar credit risk attributes. EL factors applied to the retail loan pools are based on the probable loss inherent in the respective loan portfolios, including consideration of qualitative factors as may be appropriate for certain retail loan pools. The EL loss factor considers the PD, the LGD, and certain qualitative factors as applicable to the various retail loan categories, as well as the retail loan risk rating.

PD and LGD factors are updated at least annually, and qualitative factors are evaluated quarterly to determine if adjustments are necessary. PD factors are based on internal default experience, and LGD factors are based on industry data. The qualitative factor adjustments, as applicable for certain retail pools, represent an adjustment to the EL for the inherent risk in the respective retail loan pools. The qualitative factor considers risks not captured in the calculation of the EL factors, for items such as the timing difference in the expected loss data, the use of external LGD data, and current environmental factors specific to each pool of homogenous retail loans. Current qualitative factors also taken into consideration consist of credit concentrations, recent levels and trends in delinquencies and nonaccrual loans, and the nature and volume of growth in the loan portfolio.

Retail Loans – Risk Ratings

Retail loans are generally assigned a risk rating on a 6-point scale at the time of origination based on credit bureau scores, with 1 assigned as the lowest level of risk and 6 as the highest level of risk. At 90-119 days past due, a 7-substandard rating is applied and at 120 days past due, the loan is generally downgraded to grade 9-loss. The credit bureau based ratings are updated at least twice per year and the ratings based on the past due status are updated monthly.

Retail Unallocated Reserve

The unallocated component of the allowance for loan losses is considered necessary to provide for certain environmental and economic factors that impact the inherent risk of loss in the entire loan portfolio. While most unallocated factors pertain to the commercial loan portfolio, some of the factors, which are discussed above in the Commercial Unallocated Reserve section, also impact the retail portfolio.

Impaired Loans

Nonaccrual commercial loans to borrowers with aggregate outstanding borrowings of $1 million or more are considered impaired and individually assessed for impairment. At June 30, 2011, substantially all nonaccrual impaired loans are collateral-dependent. Most of these loans are secured by real estate. For the majority of collateral-dependent impaired loans, the fair value of the real estate securing these loans is generally determined based upon appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments, such as selling costs and anticipated sales values taking into account management’s plans for disposition, which could result in adjustment to the collateral value estimates indicated in the appraisals. The assumptions used in determining fair value are subject to significant judgment. Use of different assumptions, for example changes in fair values or management’s plan for disposition, could have a significant impact on the amount of impairment. If a collateral-dependent nonaccrual loan is placed on impaired status and a current appraisal is not available (generally at or near the end of a calendar quarter), management records an allowance for loan losses based on the loan’s risk rating as well as consideration of other information, if any, related to the fair value less selling costs of the collateral while an updated appraisal is being obtained. As of June 30, 2011, the amount of individually impaired nonaccrual loans was $632.2 million, and $494.4 million of these loans represent loans for which there is no allowance for loan losses as the estimated losses have been charged-off. At June 30, 2011, total non-accrual loans were $885.2 million and total impaired loans (including accruing TDRs) were $1.18 billion.

Management also includes accruing troubled debt restructurings (“TDRs”) in total reported impaired loans. Such loans are considered impaired as it is probable that Synovus will be unable to collect all amounts due according to the contractual terms of the original loan agreement. However, these loans are not considered to be non-performing because they are performing in accordance with the restructured terms. Synovus does not consider accruing TDRs to be collateral-dependent. At June 30, 2011, accruing TDRs were $551.6 million, and non-accruing TDRs were $140.9 million.

Management’s Discussion and Analysis

Restructuring Charges

Restructuring charges of $27.4 million for the six months ended June 30, 2011 are comprised of $16.3 million in severance charges, $3.1 million in lease termination expense, $5.4 million consisting primarily of asset write-downs associated with branch closings and the decision to sell certain closed properties, and $2.6 million in professional fees and other charges. The restructuring charges are related to efficiency and expense management initiatives that were implemented during the first six months of 2011. Synovus expects to recognize in 2011 approximately $30 million in restructuring charges which includes the $27.4 million already expensed during the six months ended June 30, 2011. The efficiency initiatives are expected to generate an estimated $100 million in annual expense savings by the end of 2012, with approximately $75 million of these savings to be realized in 2011. Approximately $35 million of the $75 million in expense savings was realized during the six months ended June 30, 2011, the majority of which is reflected as a reduction in salaries and other personnel expense. For further discussion of restructuring charges, see Note 2 in the notes to the consolidated financial statements and the section titled “Non-interest Expense” in this report.

Statement of Financial Position

During the six months ended June 30, 2011, total assets decreased by $1.78 billion, or 5.9%, from December 31, 2010 to $28.31 billion. The principal components of this decrease were a $1.01 billion decrease in loans, net of deferred fees and costs and the allowance for loan losses, a $258.6 million decrease in interest bearing funds with the Federal Reserve Bank, a $154.1 million decrease in mortgage loans held for sale, and a $181.0 million decrease in investment securities available for sale. The decrease in net loans is primarily due to charge-offs, the sale of non-performing loans, and principal reductions.

Other Loans Held for Sale

During the six and three months ended June 30, 2011, Synovus transferred loans with a carrying value immediately preceding the transfer totaling $398.5 million and $167.4 million to other loans held for sale, respectively. Synovus recognized charge-offs on these loans totaling $108.9 million and $42.2 million for the six and three months ended June 30, 2011, respectively. These charge-offs, which resulted in a new cost basis of $289.6 million and $125.1 million for the loans transferred during the six and three months ended June 30, 2011, respectively, were based on the fair value, less estimated costs to sell, of the loans at the time of transfer.

During the six and three months ended June 30, 2010, Synovus transferred loans with a carrying value immediately preceding the transfer totaling $424.7 million and $112.5 million, respectively, to other loans held for sale. Synovus recognized charge-offs upon transfer on these loans totaling $150.5 million and $36.5 million for the six and three months ended June 30, 2010, respectively. These charge-offs which resulted in a new cost basis of $274.2 million and $75.9 million, respectively, for the loans transferred during the six and three months ended June 30, 2011 were based on the fair value, less estimated costs to sell, of the loans at the time of transfer.

Goodwill

Goodwill is tested for impairment on an annual basis and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is reviewed for impairment annually as of June 30th of each year and at interim periods if indicators of impairment exist. At June 30, 2011, $24.4 million of goodwill consists of goodwill associated with two financial management services reporting units; $19.9 million of the goodwill is attributable to a reporting unit that is a provider of investment advisory services. The remaining goodwill of $4.5 million is attributable to the trust services reporting unit.

Significant judgment is applied when goodwill is assessed for impairment. The judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium.

For the annual goodwill impairment test, a third party valuation was obtained on the investment advisory services reporting unit, which accounts for approximately 82% of the recorded goodwill. The fair value of this reporting unit was determined by equally weighting an income approach (50%) and market approach (50%) to assess goodwill for potential impairment at June 30, 2011. The income approach utilized a discounted cash flow method, which focuses on the expected cash flow of the subject business. Expected cash flows were derived from internal forecasts and economic expectations for the reporting unit and discounted to present value to estimate the fair value of the business. The market approach determined the fair value of this reporting unit using comparisons of the reporting unit to publicly-traded companies with reasonably similar operations. Under this method, valuation multiples were: (i) derived from operating data of the selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the subject company relative to the selected guideline companies’ and (iii) applied to the operating data of the subject company to arrive at an indication of value.

Management’s Discussion and Analysis

As a result of applying the first step of the goodwill impairment testing to determine if potential goodwill impairment existed at June 30, 2011, it was concluded there was no impairment of goodwill in the investment advisory services reporting unit as of this date. The fair value of this reporting unit using the weighted method approach described above was $25.4 million, which exceeded its respective carrying value of $21.5 million by $3.9 million or 18%. Under the market approach, which yielded a lower value, the fair value of the reporting unit exceeded the carrying value by approximately $2.5 million or 12%. Under the income approach, fair value exceeded the carrying value by $5.3 million or 25%.

Due to uncertainty regarding market conditions and the current economic environment and their potential impact on the results of operations of this reporting unit, there can be no assurances that management’s estimates and assumptions regarding the outlook and trends for the asset management industry, made for purposes of estimating the fair value of this reporting unit, will prove to be accurate predictions of the future. If the assumptions regarding forecasted revenues or assets under management are not achieved, Synovus could be required to record an impairment loss in future periods.

Other Real Estate

Other real estate (“ORE”) consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans. The carrying value of ORE was $244.3 million, $261.3 million, and $212.4 million at June 30, 2011, December 31, 2010, and June 30, 2010, respectively. During the six months ended June 30, 2011 and 2010, $125.4 million and $192.5 million of loans were foreclosed and transferred to other real estate at fair value, respectively. During the six months ended June 30, 2011 and 2010, Synovus recognized foreclosed real estate expenses of $64.6 million and $91.9 million, respectively. These expenses included write-downs for fair value less costs to sell declines subsequent to the date of foreclosure and realized gains or losses resulting from sales transactions which have already closed totaling $54.5 million and $79.3 million for the six months ended June 30, 2011 and 2010, respectively.

Loans

The following table compares the composition of the loan portfolio at June 30, 2011, December 31, 2010, and June 30, 2010.

(dollars in thousands)	Total Loans			Total Loans
Loan Type	June 30, 2011	December 31, 2010	June 30, 2011 vs. December 31, 2010 % Change(1)	June 30, 2010	June 30, 2011 vs. June 30, 2010 % Change
Investment properties	$4,765,113	5,059,102	(11.7)%	$5,477,896	(13.0)%
1-4 family properties	1,851,043	2,102,787	(24.1)	2,651,988	(30.2)
Land acquisition	1,179,196	1,218,691	(6.5)	1,461,158	(19.3)

Total commercial real estate	7,795,352	8,380,580	(14.1)	9,591,042	(18.7)

Commercial and industrial	8,846,592	9,264,811	(9.1)	9,704,744	(8.8)

Home equity lines	1,612,279	1,648,039	(4.4)	1,680,658	(4.1)
Consumer mortgages	1,450,830	1,475,261	(3.3)	1,546,977	(6.2)
Credit cards	271,641	284,970	(9.4)	285,749	(4.9)
Other retail loans	536,903	542,538	(2.1)	548,980	(2.2)

Total retail	3,871,653	3,950,808	(4.0)	4,062,364	(4.7)

Deferred fees and costs, net	(8,787)	(10,436)	31.9	(15,205)	42.2

Total loans, net of deferred fees and costs	$20,504,810	21,585,763	(10.1)%	$23,342,945	(12.2)%

(1)	Percentage changes are annualized.

Management’s Discussion and Analysis

At June 30, 2011, loans outstanding were $20.50 billion, a decrease of $2.84 billion or 12.2%, compared to June 30, 2010. On a sequential quarter basis, total loans outstanding declined by $492.6 million or 9.4% annualized. Net pay-downs (excluding the impact of loan sales, transfers to loans held-for-sale, charge-offs, and foreclosures) moderated during the three months ended June 30, 2011 to $167.6 million from $201.7 million for the three months ended March 31, 2011. The second quarter of 2011 net pay-downs include over $100 million in pay-downs related to the strategy to reduce our large borrower concentrations. Synovus has generally accomplished the desired reductions in large borrower concentrations; therefore, there are no additional planned strategic reductions. Synovus has been encouraged by its recent core lending activity with new originations steadily increasing during the second quarter of 2011, and the building of meaningful pipelines from our previously announced expansions in our corporate banking team and recently introduced senior housing group.

Total commercial loans at June 30, 2011 were $16.64 billion or 81.2% of the total loan portfolio compared to $17.65 billion or 81.7% at December 31, 2010 and $19.30 billion or 82.7% at June 30, 2010. Commercial real estate loans consist of investment property loans, 1-4 family properties loans, and land acquisition loans. Commercial real estate loans are primarily originated through Synovus’ local market banking divisions. In accordance with Synovus’ uniform lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. Total commercial real estate loans which represent 38.0% of the total loan portfolio at June 30, 2011 were $7.80 billion, a decline of $585.2 million or 14.1% annualized from December 31, 2010 and a decline of $1.80 billion or 18.7% from June 30, 2010.

Investment property loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Synovus’ investment property portfolio is well diversified with no concentration by property type, geography (other than the fact that most of these loans are in Synovus’ primary market areas of Georgia, Alabama, Tennessee, South Carolina, and Florida), or tenants. These loans are generally recourse in nature with short-term maturities (three years or less) allowing for restructuring opportunities that reduce Synovus’ overall risk exposure. The investment property loans are primarily secured by the property being financed by the loans; however, they may also be secured by real estate or other assets beyond the property being financed. Investment property loans are subject to the same uniform lending policies referenced above, although such loans have historically been underwritten with stressed interest rates and vacancies. In addition, in early 2008, Synovus placed restrictions on both hotel and shopping center lending to prevent problem loans in these depressed sectors from spreading. These lending restrictions remain in place today. During the fourth quarter of 2009, Synovus began quarterly reviews of all investment property loans of $1 million or more in order to more closely monitor the performance of the portfolio. Total investment property loans as of June 30, 2011 were $4.77 billion or 61.1% of the total commercial real estate loan portfolio and 23.2% of the total loan portfolio compared to $5.06 billion or 60.4% of the total commercial real estate loan portfolio and 23.4% of the total loan portfolio at December 31, 2010.

1-4 family properties loans include construction loans to homebuilders, commercial mortgage loans to real estate investors, and residential development loans to developers and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. These loans are subject to the same uniform lending policies referenced above. Additionally, underwriting standards for these types of loans include stricter approval requirements as well as more stringent underwriting standards than current regulatory guidelines. Construction and residential development loans are interest-only loans and typically carry maturities of three years or less, and 1-4 family rental properties carry maturities of three to five years, with amortization periods up to fifteen to twenty years. Given the recent turmoil in the housing and real estate markets, including falling real estate prices and increasing foreclosures, Synovus has actively and successfully reduced its exposure to residential construction and development and land acquisition loans over the past three years, including its exposure to the Atlanta market. At June 30, 2011, these loans totaled $1.85 billion or 23.7% of the total commercial real estate portfolio and 9.0% of the total loan portfolio compared to $2.10 billion or 25.1% of the total commercial real estate portfolio and 9.7% of the total loan portfolio at December 31, 2010.

Management’s Discussion and Analysis

Total residential construction and development (“C & D”) loans (consisting of 1-4 family construction loans and residential development loans) were $782.7 million at June 30, 2011, a decline of 39.8% annualized from December 31, 2010 and a decline of 46.4% from June 30, 2010. The decline was primarily driven by charge-offs and sales of distressed loans, and Synovus is not actively seeking to originate these types of loans.

Land acquisition loans are secured by land held for future development, typically in excess of one year. They have short term maturities and are typically unamortized. These properties are substantially within the Synovus footprint held by borrowers and carry personal guarantees from the principals. They are underwritten based on the loan to value of the collateral and the capacity of the guarantor(s). This portfolio increased during the recession as land loans originally planned for development moved back into inventory for future development. These loans are generally subject to the same uniform lending policies referenced above, and the maximum loan-to-value limit at the time of origination or refinancing is aligned with regulatory requirements. Total land acquisition loans were $1.18 billion at June 30, 2011 or 5.8% of the total loan portfolio, a decline of 6.5% annualized from December 31, 2010 and a decline of 19.3% from June 30, 2010. Synovus’ combined exposure on performing residential C & D and land acquisition loans has declined $205.1 million or 23.4% annualized from December 31, 2010.

	June 30, 2011
(dollars in thousands)	Residential C&D and Land Acquisition Total Loans	% of Total Residential C&D and Land Acquisition Portfolio
Georgia	$1,039,227	53.0%
Atlanta	445,814	22.7
Florida	265,625	13.5
South Carolina	367,182	18.7
Tennessee	23,465	1.2
Alabama	266,402	13.6

Total	$1,961,901	100.0%

The commercial and industrial loan portfolio represents the largest category of Synovus’ total loan portfolio. The commercial and industrial loan portfolio is currently concentrated on small to middle market commercial and industrial lending disbursed throughout a diverse group of industries in the southeast, including health care, finance and insurance, manufacturing, construction, real estate leasing and retail trade. The portfolio is relationship focused and, as a result, Synovus’ lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. Commercial and industrial loans are primarily originated through Synovus’ local market banking divisions and made to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. These loans are subject to the same uniform lending policies referenced above. Approximately 93% of Synovus’ commercial and industrial loans are secured by real estate, business equipment, inventory, and other types of collateral. Total commercial and industrial loans at June 30, 2011 were $8.85 billion or 43.1% of the total loan portfolio compared to $9.26 billion or 42.9% of the total loan portfolio at December 31, 2010.

At June 30, 2011, $3.89 billion of total commercial and industrial loans, or 19.0% of the total loan portfolio, represent loans for the purpose of financing owner-occupied properties. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the real estate. These loans are predominately secured by owner-occupied and other real estate. Other types of collateral securing these loans consist primarily of marketable equipment, marketable inventory, accounts receivable, equity and debt securities, and time deposits.

Commercial and industrial lending is a key component of Synovus’ growth strategy. Synovus has actively invested in additional expertise, product offerings, and product quality to provide its commercial and industrial clients with increased and enhanced product offerings and customer service. Synovus has recently formed a senior housing group to focus on building relationships in the commercial banking segment that include Alzheimer’s, convalescent, and assisted-living care facilities, as well as

Management’s Discussion and Analysis

nursing homes. In addition, Synovus recently expanded its treasury management group and large corporate banking initiative as part of an overall commercial banking strategy to provide lending solutions and to connect more commercial banking customers with Synovus’ full suite of specialized commercial banking products and services that include private banking, treasury management, asset-based lending, insurance, and wealth management in an effort to strengthen, diversify, and drive growth in Synovus’ commercial and industrial loan portfolio.

At June 30, 2011 and June 30, 2010, Synovus had 28 and 31 commercial loan relationships, respectively, with total commitments of $50 million or more (including amounts funded). The average funded balance of each of these relationships at June 30, 2011 and June 30, 2010 was approximately $54 million and approximately $76 million, respectively.

The retail loan portfolio consists of a wide variety of loan products offered through Synovus’ banking network, including first and second residential mortgages, home equity lines of credit (“HELOC”), credit card loans, automobile loans, small business loans, and other retail loans. These various types of secured and unsecured retail loans are marketed to qualifying existing clients and to other creditworthy candidates in Synovus’ market area. The majority of Synovus’ retail loans are consumer mortgages and home equity lines secured by first and second liens on residential real estate primarily located in the markets served by Synovus in Georgia, Florida, South Carolina, Alabama, and Tennessee. In accordance with Synovus’ uniform lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight that is proportional to the size and complexity of the lending relationship. Retail loans are subject to the same uniform lending policies referenced above and consist primarily of loans with strong borrower credit scores (most recently measured June 30, 2011 weighted-average Fair Isaac Corporation (“FICO”) scores within the residential real estate portfolio were 758 for HELOC and 744 for Consumer Mortgages), conservative debt-to-income ratios (average debt-to-income ratio of loans approved in the second quarter of 2011 was 29.7%), utilization rates (total amount outstanding as a percentage of total available lines) of 61.5% and 62.0% at June 30, 2011 and 2010, respectively, and loan-to-value ratios based upon prudent guidelines to ensure consistency with Synovus’ overall risk philosophy. Apart from credit card loans and unsecured loans, Synovus does not originate loans with loan-to-collateral-value (“LTV”) ratios greater than 100% at origination except for infrequent situations with high quality borrowers. Additionally, at origination, loan maturities are determined based on the borrower’s ability to repay (cash flow or earning power of the borrower that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions.

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

Sub-prime loans are not a part of the retail lending strategy, and Synovus does not currently develop or offer specific sub-prime, alt-A, no documentation or stated income retail residential real estate loan products. Synovus estimates that, as of June 30, 2011, it has approximately $147 million of retail residential real estate loans (4.8% of said portfolio and 0.7% of the total loan portfolio) with FICO scores at origination that were below Fannie Mae and Freddie Mac eligibility thresholds which could be considered sub-prime. While FICO scores are one key indicator of credit risk, Synovus makes retail residential real estate lending decisions based upon a number of key credit risk determinants including FICO scores as well as bankruptcy predictor scores, loan-to-value, and debt-to-income ratios. Through its mortgage subsidiary, Synovus previously originated Fannie Mae alt-A loans with the intent to sell these loans into the secondary market. Synovus no longer originates such loans and as of June 30, 2011 has $1.2 million of such loans remaining on its balance sheet.

Prior to July 2009, Synovus’ loan policy did not specifically prohibit the origination of no documentation or stated income loans as long as such loans were supported by other risk mitigating criteria including, but not limited to, established banking relationship history, significant cash on deposit, and/or compensating loan-to-value or debt-to-income ratios. Since July 2009, as Synovus

Management’s Discussion and Analysis

continues to tighten its retail residential real estate origination policy, no documentation or stated income loans are permitted to be made only on an exception basis and if supplemented by the mitigating criteria previously noted. While Synovus does not currently offer specific no documentation or stated income retail residential real estate loan products, loans with these characteristics could have been issued under the previous loan policy or as an exception under the current loan policy, primarily to individuals with existing banking relationships. Synovus does not believe it has originated a significant dollar amount of such loans and does not believe that extending such loans has had a significant negative impact on the credit quality of the portfolio.

Retail loans at June 30, 2011 totaled $3.87 billion, representing 18.9% of the total loan portfolio compared to $3.95 billion, or 18.3%, of the total loan portfolio at December 31, 2010 and $4.06 billion, or 17.4%, of the total loan portfolio at June 30, 2010. Total retail loans declined at an annualized rate of 4.0% compared to December 31, 2010 and decreased by 4.7% compared to June 30, 2010, led principally by declines in consumer mortgages and home equity lines of credit. The retail loan portfolio credit scores were updated as of June 30, 2011. There was no material migration within the retail loan portfolio.

The most recently measured weighted average FICO scores within the retail residential real estate portfolio were 758 (HELOC) and 744 (Consumer Mortgages) as of June 30, 2011 as compared to 752 (HELOC) and 740 (Consumer Mortgages) as of December 31, 2010. FICO scores within the retail residential real estate portfolio have remained stable since 2007. Total past dues within the retail residential real estate portfolio as of June 30, 2011 were 0.94% (HELOC) and 1.56% (Consumer Mortgages) compared to 0.87% (HELOC) and 1.64% (Consumer Mortgages) at December 31, 2010. The annualized net charge-off ratios for the six months ended June 30, 2011 were 1.68% (HELOC) and 2.01% (Consumer Mortgages) compared to 1.93% (HELOC) and 3.23% (Consumer Mortgages) for the year ended December 31, 2010.

Monitoring of Collateral

Synovus follows a risk-based approach as it relates to the credit monitoring processes for its loan portfolio. The fair value of the real estate securing loans is generally determined based upon appraisals performed by a certified or licensed appraiser. Synovus updates the fair value of the real estate collateral securing collateral-dependent impaired loans each calendar quarter. Management also considers other factors or recent developments, such as selling costs and anticipated sales values considering management’s plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals. Synovus updates the values of collateral that is in the form of accounts receivable, inventory, equipment, and cash surrender value of life insurance policies at least annually and the values of collateral that is in the form of marketable securities and brokerage accounts at least monthly.

For credits that are not on impaired status, Synovus generally obtains a third-party appraisal of the value of the real estate collateral prior to each loan renewal. Additionally, if conditions warrant (e.g., loans that are not considered impaired but exhibit a higher or potentially higher risk), Synovus engages a third party to reappraise the value of the collateral on a more frequent basis. Examples of circumstances that could warrant a new appraisal on an existing performing credit include instances in which local market conditions where the real estate collateral is located have deteriorated, the collateral has experienced damage (fire, wind damage, etc.), the lease or sell-out of the collateral has not met the original projections, or the net operating income of the collateral has declined. In circumstances where the collateral is no longer considered sufficient, Synovus seeks to obtain additional collateral.

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

Synovus evaluates the financial ability of a guarantor through an evaluation of the guarantor’s current financial statements, income tax returns for the two most recent years, and financial information regarding a guarantor’s business or related interests. In addition, Synovus analyzes substantial assets owned by the guarantor to ensure that the guarantor has the necessary ownership or control over these assets. For loans that are not considered impaired, the allowance for loan losses is determined based on the risk rating of each loan. The risk rating incorporates a number of factors, including guarantors. If a loan is rated doubtful, with certain limited exceptions, a guarantee is not considered in determining the amount to be charged-off.

With certain limited exceptions, Synovus seeks performance under guarantees in the event of a borrower’s default. However, because of the current economic environment, and based on the fact that a majority of Synovus’ problem credits are commercial real estate credits, Synovus’ success in recovering amounts due under guarantees has been limited.

Credit Quality

Synovus continuously monitors credit quality and maintains an allowance for loan losses that management believes is sufficient to absorb probable losses inherent in its loan portfolio. Synovus continues to address problem assets and reduce future exposures through asset dispositions as well as timely monitoring of problem loans through review of these loans and applicable current market data. The specific reserves, ORE valuation allowances, and cumulative write-downs on non-performing assets (“NPAs”) (non-performing loans which are also referred to as non-accruing loans, ORE, and impaired loans held for sale) as a percentage of unpaid principal balance related to all NPAs at June 30, 2011 were approximately 45%, down slightly from 46% at both March 31, 2011 and December 31, 2010.

Management’s Discussion and Analysis

During the second quarter of 2011, Synovus completed sales of distressed assets with total carrying values of $194.7 million. These asset sales were comprised of $70.8 million of investment real estate loans and ORE properties, $56.9 million of residential real estate loans and ORE properties, $23.6 million of land acquisition loans and ORE properties, $33.1 million of commercial and industrial loans and ORE properties, and $10.3 million of retail loans and ORE properties. Synovus presently expects that the level of distressed asset sales will be somewhat lower for the second half of 2011 as compared to the first half of 2011.

Total credit costs (provision for losses on loans plus other credit costs which consist primarily of foreclosed real estate expenses, provision for losses on unfunded commitments, and charges to related to other loans held for sale) for the quarters ended June 30, 2011 and 2010 were $157.9 million and $352.6 million, respectively, including provision for losses on loans of $120.2 million and $298.9 million, respectively, and expenses related to foreclosed real estate of $39.9 million and $46.4 million, respectively. Total credit costs decreased for the eighth consecutive quarter and are at the lowest level in almost three years, declining $19.2 million, or 10.8%, from the first quarter of 2011 and $194.7 million, or 55.2%, from prior year. Synovus presently expects that total credit costs will continue to improve going forward.

Total non-performing assets were $1.22 billion at June 30, 2011 compared to $1.28 billion and $1.57 billion at March 31, 2011 and June 30, 2010, respectively, a decrease of $56.8 million or 4.5% and $353.8 million or 22.5%, respectively. The continued decline in non-performing asset levels has been impacted by lower inflows, asset dispositions, and charge-offs. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate was 5.85% at June 30, 2011 compared to 5.97% and 6.66% at March 31, 2011 and June 30, 2010, respectively. At June 30, 2011, 43.9% of total non-performing assets were in the Atlanta and South Carolina markets (30.3% and 13.6%, respectively) as compared to 44.8% of NPAs in these areas at March 31, 2011.

While non-performing assets, NPL inflows, and credit costs remain above normalized levels, most of Synovus’ credit quality measures have continued to show improvement during the second quarter of 2011. Synovus believes that the best predictor of future credit costs is the level of non-performing loan (“NPL”) inflows which have been trending in a positive direction from the peak of $939.0 million in the first quarter of 2009. NPL inflows during the second quarter of 2011 were $231.1 million, down 24.6% from prior quarter additions of $306.5 million and down 31.9% from second quarter 2010 additions of $339.3 million. These inflows are at the lowest level since the credit cycle began over three years ago. Synovus presently expects that NPL inflows will continue to improve in the second half of 2011.

NPL Inflows by Portfolio Type

	Three Months Ended
(in thousands)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Investment properties	$27,226	80,147	51,409	69,841	41,951
1-4 family properties	69,032	52,789	88,950	137,965	131,417
Land acquisition	40,783	65,707	51,955	49,173	62,518

Total commercial real estate	137,041	198,643	192,314	256,979	235,886

Commercial and industrial	64,288	75,625	74,440	126,945	74,109

Retail	29,797	32,268	28,105	37,597	29,330

Total	$231,126	306,536	294,859	421,521	339,325

Management’s Discussion and Analysis

The following table shows the composition of the loan portfolio and non-performing loans (classified by loan type) as of June 30, 2011.

(dollars in thousands) Loan Type	Total Loans	% of Total Loans Outstanding	Total Non- performing Loans	% of Total Non- performing Loans
Investment properties	$4,765,113	23.2%	$110,691	12.5%
1-4 family properties	1,851,043	9.0	252,084	28.5
Land acquisition	1,179,196	5.8	218,033	24.6

Total commercial real estate	7,795,352	38.0	580,808	65.6

Commercial and industrial	8,846,592	43.1	225,629	25.5

Home equity lines	1,612,279	7.9	25,203	2.8
Consumer mortgages	1,450,830	7.1	47,542	5.4
Credit cards	271,641	1.3	—	—
Other retail loans	536,903	2.6	6,054	0.7

Total retail	3,871,653	18.9	78,799	8.9

Deferred fees and costs, net	(8,787)	—	—	—

Total loans net of deferred fees and costs	$20,504,810	100.0%	$885,236	100.0%

The following table shows the composition of the residential C & D and land acquisition non-performing loan portfolios as of June 30, 2011. Residential C & D and land acquisition loans were 9.6% or $1.96 billion of total loans at June 30, 2011 compared to 9.8% or $2.06 billion at March 31, 2011. Residential C & D and land acquisition loans were 45.1% or $399.2 million of total non-performing loans at June 30, 2011 compared to 46.5% or $417.0 million of total non-performing loans at March 31, 2011.

	June 30, 2011
(dollars in thousands)	Residential C&D and Land Acquisition NPLs	% of Total Residential C&D and Land Acquisition NPLs
Georgia	$257,816	64.6%
Atlanta	149,017	37.3
Florida	76,553	19.2
South Carolina	39,492	9.9
Tennessee	1,943	0.5
Alabama	23,425	5.8

Total	$399,229	100.0%

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

Troubled Debt Restructurings

Loan Renewals and Modifications - In the normal course of business, Synovus may renew loans to existing customers upon maturity of the existing loan. These renewals are granted provided that the credit meets the underwriting criteria stated for such credit. While this policy has been in place for several years, the underwriting criteria are now stricter in light of the current economic environment. For example, commercial loan to value limits are generally lower than they were two years ago.

Management’s Discussion and Analysis

Additionally, as conditions warrant, Synovus extends, restructures, or otherwise modifies the terms of loans or other extensions of credit from time to time. Prior to the downturn in the economy, such instances were generally not common. And, when they occurred, they were generally in the form of an extension of maturity until the borrower could obtain an updated appraisal or updated financial statements. During the past two years, modifications have become more common in instances where the borrower is experiencing financial difficulties. Such restructurings are primarily in the form of a reduction in interest rate or extension of terms for less than one year.

Synovus’ policy for granting extensions or restructurings of retail loans is as follows:

•	The loan must be at least six months old,

•	One extension is permitted within a 12 month period,

•	Two payments can be extended at one time, and

•	Cumulative maximum number of payments extended cannot exceed one for each 12 months of the loan term.

Synovus’ policy for granting extensions or restructurings of commercial loans is as follows:

•

Brief extensions are intended for situations in which the financial statements, tax returns, or other information required for a loan renewal are not available prior to the existing loan’s maturity, or for other non-recurring instances that warrant a brief extension of credit. Loans that are in “classified” status cannot be considered for an extension under this policy.

•

Extensions or modifications of loans that are in “classified” status are not an acceptable practice unless done in connection with established and documented workout plans. A credit may only be extended on this basis one time before the annual renewal/review takes place.

Loan Extensions - Loan extensions are evaluated to determine whether the loan should be accounted for as non-performing or as a troubled debt restructuring. Synovus’ policy requires that loans be classified as non-performing when reasonable doubt exists as to the full collection of interest or principal, or when they become contractually in default for 90 days or more as to either principal or interest, unless they are both well-secured and in the process of collection. Additionally, Synovus’ policy requires that loans be accounted for as troubled debt restructurings if the borrower is “experiencing financial difficulties” and the bank has “granted a concession”. To ensure consistency in application, Synovus’ policy requires that lending personnel refer to the risk grading of each loan to make the determination as to whether the borrower is experiencing financial difficulties. It should be noted that borrowers whose loans are in the category of classified assets are generally considered to be experiencing financial difficulties. The determination as to whether the bank has granted a concession is made based on the terms of the restructuring, including the interest rate in comparison to market terms, given the borrower’s credit risk.

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

Accruing restructured loans were $551.6 million at June 30, 2011 compared to $545.4 million at March 31, 2011 and $350.1 million at June 30, 2010. At June 30, 2011, the allowance for loan losses allocated to these accruing restructured loans was $61.4 million compared to $51.5 million at March 31, 2011 and $44.5 million at June 30, 2010. The increase in accruing restructured loans is directly related to the challenges commercial customers continue to face in the current economic environment and Synovus’ efforts to work with creditworthy customers to find solutions that are in the best interest of both Synovus and the customer. Such restructurings are primarily in the form of a reduction in interest rate or extension of terms. Synovus typically extends the term in a commercial loan modification for less than one year to assist the borrower. Accruing restructured loans are not considered non-performing because they are performing in accordance with the restructured terms. At June 30, 2011, approximately 98% of accruing restructured loans were current. At June 30, 2011, troubled debt restructurings (accruing and non-accruing) were $692.5 million, a slight increase of $39.2 million or 6.0% compared to March 31, 2011 and an increase of $72.6 million or 11.7% compared to June 30, 2010.

Management’s Discussion and Analysis

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which is effective for the first interim or annual period beginning on or after June 15, 2011. Synovus currently expects that the adoption of ASU 2011-02 will result in an increase in the number of loan modifications and renewals that will be reported as TDRs due mainly to the broader criteria for what constitutes a below-market rate. However, Synovus does not expect a material impact to the allowance for loan losses, charge-offs, or provision for losses on loans upon implementation of ASU 2011-02 during the three months ending September 30, 2011.

Potential problem loans are defined by management as being certain performing loans with a well-defined weakness where there is information about possible credit problems of borrowers which causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms of such loans. Management’s decision to include performing loans in the category of potential problem loans indicates that management has recognized a higher degree of risk associated with these loans. In addition to accruing loans 90 days past due and accruing restructured loans, Synovus had $1.20 billion of potential problem commercial loans at June 30, 2011 as compared to $1.28 billion and $1.71 billion at March 31, 2011 and June 30, 2010, respectively. At June 30, 2011, the allowance for loan losses allocated to these potential problem loans was $189.9 million as compared to $173.6 million and $228.9 million at March 31, 2011 and June 30, 2010, respectively. Synovus cannot predict at this time whether these potential problem loans ultimately will become non-performing loans or result in losses.

Potential Problem Commercial Loans

(in thousands)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Investment properties	$251,156	265,116	330,611	435,797	357,448
1-4 family properties	228,443	236,584	258,459	366,777	346,730
Land acquisition	250,459	257,474	297,945	440,333	416,476

Total commercial real estate	730,058	759,174	887,015	1,242,907	1,120,654

Commercial and industrial	468,819	524,261	548,539	628,326	588,344

Total potential problem commercial loans	$1,198,877	1,283,435	1,435,554	1,871,233	1,708,998

Special mention loans have potential weaknesses that deserve management’s close attention but are not adversely classified and do not expose Synovus to sufficient risk to warrant an adverse classification. At June 30, 2011, there were $2.33 billion of special mention loans ($1.27 billion of commercial real estate loans and $1.06 billion of commercial and industrial loans) compared to $2.53 billion ($1.43 billion of commercial real estate loans and $1.10 billion of commercial and industrial loans) at March 31, 2011, a decrease of $194.8 million or 7.7% from the first quarter of 2011. This classification of loans has become more stabilized over the past few quarters.

Charge-offs

Net charge-offs for the three months ended June 30, 2011 were $167.2 million, a decrease of $265.9 million compared to the three months ended June 30, 2010. The net charge-off ratio for the three

Management’s Discussion and Analysis

months ended June 30, 2011 was 3.22% annualized compared to 7.21% annualized for the second quarter of 2010. Net charge-offs for the three months ended June 30, 2011 were relatively unchanged from the prior quarter. Net charge-offs for the three months ended June 30, 2011 were primarily driven by costs associated with asset dispositions and mark-to-market write-downs.

The following tables show net charge-offs by geography and type for the six and three months ended June 30, 2011 and June 30, 2010.

Net Charge-offs by Geography

	Six Months Ended		Three Months Ended
(in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Georgia	$169,404	469,176	96,306	278,458
Atlanta	65,889	117,739	36,815	51,147
Florida	69,272	86,518	37,417	52,103
South Carolina	65,447	162,639	17,515	86,028
Tennessee	10,692	11,918	5,778	6,009
Alabama	19,236	18,803	10,168	10,481

Total	$334,051	749,054	167,184	433,079

Net Charge-offs by Loan Type

	Six Months Ended		Three Months Ended
(in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Investment properties	$74,107	229,314	36,106	151,328
1-4 family properties	77,066	238,723	33,006	142,394
Land acquisition	47,739	84,645	21,641	38,246

Total commercial real estate	198,912	552,682	90,753	331,968

Commercial and industrial	96,705	138,461	58,375	74,232
Retail	38,434	57,911	18,056	26,879

Total	$334,051	749,054	167,184	433,079

On April 27, 2011, a number of cities in Alabama and Georgia, including several cities in which Synovus Bank operates, incurred significant tornado damage. Management completed an assessment of lending relationships that were impacted by these events including the extent to which Synovus was exposed to an increased risk of loss. Based on information currently available, credit losses identified to date relating to these events are not material.

Provision for Losses on Loans and Allowance for Loan Losses

Provision for losses on loans for the three months ended June 30, 2011 was $120.2 million, a decrease of $21.6 million and $178.7 million compared to the three months ended March 31, 2011 and June 30, 2010, respectively. Provision for losses on loans for the six months ended June 30, 2011 also declined to $261.9 million from $639.9 million for the six months ended June 30, 2010. The decline in provision for losses on loans on both a quarter-to-date basis and a year-to-date basis is primarily due to the following: reduced charge-offs, reduced NPL inflows, reduced levels of non-accruing loans, reduced levels of total loans outstanding, and continued changing mix in the loan portfolio.

The allowance for loan losses to non-performing loans coverage was 71.33% at June 30, 2011 compared to 78.91% and 63.71% at December 31, 2010 and June 30, 2010, respectively. This ratio is impacted by collateral-dependent impaired loans which generally have no allowance for loan losses because the estimated losses on these credits have been charged-off. Therefore, a more meaningful allowance for loan losses coverage ratio is the allowance to non-performing loans excluding collateral-dependent impaired loans for which there is no related allowance for loan losses which was 158.35% at June 30, 2011 compared to 190.28% at December 31, 2010 and 187.65% at June 30, 2010.

A substantial number of Synovus’ loans are secured by real estate located in five southeastern states (Georgia, Alabama, Florida, South Carolina, and Tennessee). Accordingly, the ultimate collectability of a substantial part of Synovus’ loan portfolio is susceptible to changes in market conditions in these areas. Based on current information and market conditions, management believes that the allowance for loan losses is adequate.

Management’s Discussion and Analysis

The table below includes selected credit quality metrics.

(dollars in thousands)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Non-performing loans(1)	$885,236	895,726	891,622	1,294,031	1,309,944
Impaired loans held for sale (2)	89,139	110,436	127,365	50,302	50,208
Other real estate	244,313	269,314	261,305	211,869	212,362

Non-performing assets(3)	$1,218,688	1,275,476	1,280,292	1,556,202	1,572,514

Net charge-offs – quarter	$167,184	166,867	385,203	237,195	433,079
Net charge-offs/average loans – quarter (4)	3.22%	3.12	6.93	4.12	7.21
Net charge-offs – year to date	$334,051	166,867	1,371,452	986,249	749,054
Net charge-offs/average loans – year to date (4)	3.17%	3.12	5.82	5.47	6.11
Loans 90 days past due and still accruing	$23,235	10,490	16,222	25,028	21,430
As a % of loans	0.11%	0.05	0.08	0.11	0.09
Total past due loans and still accruing	$199,804	201,754	176,756	253,748	246,635
As a % of loans	0.97%	0.96	0.82	1.12	1.06
Restructured loans (accruing)	$551,603	545,416	464,123	409,768	350,145
Allowance for loan losses	$631,401	678,426	703,547	836,355	834,522
Allowance for loan losses as a % of loans	3.08%	3.23	3.26	3.70	3.58
Non-performing loans as a % of total loans	4.32	4.27	4.13	5.73	5.61
Non-performing assets as a % of total loans, other loans held for sale, and ORE	5.85	5.97	5.83	6.81	6.66
Allowance to non-performing loans	71.33	75.74	78.91	64.63	63.71
Collateral-dependent impaired loans(5)	$624,322	636,033	631,934	1,037,249	1,044,058

(1)	The specific reserves and cumulative write-downs on non-performing loans as a percentage of unpaid principal balance at June 30, 2011 was approximately 39% compared to 40% at March 31, 2011.
(2)	Impaired loans held for sale are carried at the lower of cost or fair value.
(3)

The specific reserves, ORE valuation allowances, and cumulative write-downs on non-performing assets as a percentage of unpaid principal balance related to all NPAs at June 30, 2011 was approximately 45% compared to 46% at March 31, 2011.

(4)	Ratio is annualized.
(5)	Collateral-dependent impaired loans for which there was no associated reserve were $486.5 million at June 30, 2011 and $505.6 million at March 31, 2011.

The allowance for loan losses was $631.4 million, or 3.08%, of net loans at June 30, 2011 compared to $678.4 million, or 3.23% of net loans at March 31, 2011 and $703.5 million, or 3.26% of net loans at December 31, 2010. This decline in the allowance for loan losses is reasonable and resulted from the following:

•

The total loan portfolio declined by $492.6 million or 9.4% (linked quarter) from March 31, 2011 and $1.08 billion or 10.1% (annualized) from December 31, 2010. Included in the decline was the sale of distressed loans and other charged off loans with allocated reserves of approximately $42 million at March 31, 2011.

•

The loan concentration mix of the total loan portfolio improved with commercial real estate loans declining by $269.1 million or 13.4% (annualized) from March 31, 2011, and $1.80 billion or 18.7% from June 30, 2010. Residential construction and development loans now represent only 3.8% of total loans and land acquisition loans represent 5.8% of total loans at June 30, 2011.

•

Improved trends in net charge offs experienced in the first quarter were sustained in the second quarter as net charge offs totaled $167.2 million in the second quarter, compared to $166.9 million recorded in the first quarter 2011. Quarter-to-date charge offs as a percentage of average loans was 3.22% in the second quarter, compared to 3.12% in the first quarter. This compares to 6.93% for fourth quarter 2010 and 7.21% for second quarter 2010.

•

New NPL inflows for second quarter 2011 were down 24.6% from first quarter 2011, to $231.1 million, and down 75.4% from the peak in first quarter 2009. Non-performing loans declined $10.5 million, or 1.1% from March 31 to June 30, 2011.

•	Potential problem loans continue to decline, down 6.6% from first quarter 2011 and down 35.9% from the peak in third quarter 2010.

•

Enhanced credit monitoring, loan underwriting, and risk rating definitions, and standardization of loan policies across the banking divisions have matured. Continued identification and validation of watch and potential problem loans have reduced the risk for imprecision in the commercial risk rating process.

Management’s Discussion and Analysis

Deposits

The following table presents the composition of deposits.

(in thousands)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Non-interest bearing demand deposits	$4,877,267	4,698,580	4,298,372	4,248,071	4,250,514
Interest bearing demand deposits	3,357,195	3,462,259	3,860,157	3,633,218	3,766,514
Money market accounts	6,728,573	6,737,065	7,193,870	7,287,781	7,314,073
National market brokered money market accounts	350,314	391,672	395,778	448,459	712,717
Savings deposits	521,798	513,663	480,184	483,918	492,361
Time deposits	7,390,184	7,794,312	8,667,721	9,583,237	10,434,101
National market brokered time deposits	2,340,284	2,586,943	2,756,571	3,100,716	3,463,045

Total deposits	$22,875,017	23,205,879	24,500,304	25,236,225	26,257,563

Core deposits(1)(3)	$20,184,419	20,227,264	21,347,955	21,687,050	22,081,801

Core deposits(2)(3) excluding time deposits	$15,134,519	15,019,895	15,436,805	15,204,529	15,110,745

Total national market brokered deposits	$2,690,598	2,978,615	3,152,349	3,549,175	4,175,762

(1)	Core deposits include total deposits less national market brokered deposits.
(2)	Core deposits excluding time deposits include total deposits less time deposits and national market brokered deposits.
(3)	See reconciliation of “Non-GAAP Financial Measures” in this report.

Total deposits decreased $330.9 million or 5.7% annualized from March 31, 2011 and decreased $1.63 billion or 13.3% annualized from December 31, 2010. The decline in total deposits was driven primarily by a planned reduction of national market brokered deposits and a continued wind-down of the Shared Deposits program. Non-interest bearing demand deposits as a percentage of total deposits increased to 21.3% at June 30, 2011, up from 20.2% at March 31, 2011 and up from 17.5% at December 31, 2010. At June 30, 2011, the percentage of loans funded by core deposits was approximately 98.4%, an increase from approximately 96.3% at March 31, 2011 and a slight decrease from approximately 98.9% at December 31, 2010. See reconciliation of “Non-GAAP Financial Measures” in this report.

Time deposits of $100,000 and greater at June 30, 2011, March 31, 2011, and December 31, 2010 were $5.27 billion, $5.65 billion, and $6.36 billion, respectively. National market brokered time deposits, which are a component of time deposits of $100,000 and greater, were $2.34 billion, $2.59 billion, and $2.76 billion at June 30, 2011, March 31, 2011, and December 31, 2010, respectively. Total time deposits of $100,000 and greater represented 23.0%, 24.3%, and 26.0% of total deposits at June 30, 2011, March 31, 2011, and December 31, 2010, respectively. National market brokered time deposits represented 10.2%, 11.1%, and 11.3% of total deposits at June 30, 2011, March 31, 2011, and December 31, 2010, respectively.

Prior to the consolidation of Synovus’ banking subsidiaries into a single bank charter in 2010 (the “Charter Consolidation”), a component of Synovus’ deposit growth was through the offering of Shared Deposit products. The Charter Consolidation resulted in the inability to offer the Shared Deposit products in the future. From the date of completion of the Charter Consolidation, Synovus’ Shared Deposit customers had a six month grace period, per Federal Deposit Insurance Corporation (“FDIC”) regulations, during which their total deposit would remain fully insured. This grace period expired on December 1, 2010. Additionally, during this grace period, Shared Deposit customers whose CDs matured during the grace period could elect to renew their Shared CD on a fully insured basis for the same term. As of June 30, 2011, remaining balances in Shared Deposit products were $277.6 million, down from $407.7 million at March 31, 2011 and $690.9 million at December 31, 2010.

Following the Charter Consolidation, management developed a strategic plan to diversify Synovus’ funding sources and reduce reliance on volatile funding sources such as national market brokered deposits and Shared Deposit products. The strategic initiatives implemented by management have and will continue to reduce Synovus’ dependence on national market brokered deposits and Shared Deposit products primarily through:

•	allowing partial runoff of maturing brokered deposits,

•	reducing utilization of brokered money market accounts,

•	reducing of Shared Deposit balances as the program expires, and

•	maintaining and enhancing local market core deposit base.

Management’s Discussion and Analysis

At June 30, 2011, national market brokered deposits represented 11.8% of Synovus’ total deposits compared to 12.8% at March 31, 2011 and 12.9% at December 31, 2010. As noted above, Synovus intends to continue to reduce the level of these types of deposits during the remainder of 2011.

Capital Resources and Liquidity

Capital Resources

Synovus has always placed great importance on maintaining a solid capital base and continues to satisfy applicable regulatory capital requirements. Management is committed to maintaining a capital level sufficient to assure shareholders, customers, and regulators that Synovus is financially sound.

The following table presents certain ratios used to measure Synovus’ capitalization.

(dollars in thousands)	June 30, 2011	March 31, 2011	December 31, 2010
Tier 1 capital
Synovus Financial Corp.	$2,758,282	2,812,101	2,909,912
Synovus Bank	2,845,010	2,836,133	2,914,871
Tier 1 common equity
Synovus Financial Corp.	1,806,919	1,863,141	1,962,529
Total risk-based capital
Synovus Financial Corp.	3,522,660	3,591,466	3,742,599
Synovus Bank	3,114,060	3,111,377	3,198,728
Tier 1 capital ratio
Synovus Financial Corp.	12.84%	12.78	12.79
Synovus Bank	13.44	13.12	13.07
Tier 1 common equity ratio
Synovus Financial Corp.	8.41	8.47	8.63
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	16.40	16.32	16.45
Synovus Bank	14.71	14.39	14.34
Leverage ratio
Synovus Financial Corp.	9.70	9.58	9.44
Synovus Bank	10.16	9.74	9.57
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	6.63	6.66	6.73

(1)	See reconciliation of “Non-GAAP Financial Measures” in this report.

As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. The capital measures used by the federal banking regulators include the total risk-based capital ratio, Tier 1 risk-based capital ratio, and the leverage ratio. Synovus Bank is a state-chartered bank operating under the regulations of the Georgia Department of Banking and Finance. Under the regulations, Synovus Bank is considered to be well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure. However, even if Synovus Bank satisfies all applicable quantitative criteria to be considered well-capitalized, the regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. In June 2010, Synovus Bank entered into a memorandum of understanding with the FDIC and the Georgia Department of Banking and Finance agreeing to maintain a minimum leverage ratio of 8% and a minimum total risk-based capital to risk-weighted assets ratio of 10%. Management believes that, as of June 30, 2011, both Synovus and Synovus Bank meet all capital requirements to which they are subject.

Management’s Discussion and Analysis

Synovus has experienced significant credit losses in recent years, primarily as a result of an extended period of economic downturn impacting all segments of the United States economy. While the level of credit losses has declined significantly from the peak with most credit quality measures continuing to improve, current levels of credit losses and non-performing assets are still elevated compared to historical levels. The cumulative effect of these credit losses over recent years has negatively impacted Synovus’ capital position. As a result, Synovus completed a number of steps to strengthen its capital position as described below. Synovus continuously and actively manages capital, including forecasting and stress testing for both expected and more adverse economic conditions and pursuing additional strategies designed to bolster its capital position when and as deemed necessary. If credit losses and credit deterioration exceed management’s current expectations, they could adversely impact Synovus’ capital ratios.

During 2008, 2009, and 2010, Synovus completed several public offerings and other capital-related actions described below.

In December 2008, Synovus issued 967,870 shares of Series A Preferred Stock to the United States Department of the Treasury as part of the Capital Purchase Program (“CPP”), generating $967.9 million of Tier 1 Capital.

During 2009, Synovus undertook several initiatives to bolster its capital including a public offering of 150,000,000 shares of common stock that generated net proceeds of approximately $570.9 million, the exchange of $29.8 million in aggregate principal amount of its 4.875% Subordinated Notes Due 2013 for 9.44 million shares of Synovus’ common stock, which resulted in an increase to tangible common equity of approximately $28 million, and the sale of Synovus’ remaining shares of Visa Class B common stock, which resulted in a pre-tax gain of approximately $51.9 million.

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

See “Capital” and Note 13 to the consolidated financial statements in Synovus’ 2010 10-K for additional information regarding the public offerings and other capital actions discussed above.

During 2009 and continuing into 2010, Synovus experienced both significant declines in the value of collateral underlying real estate loans and heightened credit losses, which resulted in record levels of non-performing assets, charge-offs, foreclosures, and losses on disposition of distressed assets. While these levels continue to remain high, most credit quality measures are continuing to improve; however, it remains difficult to predict whether the recent improvements experienced will continue, or whether the effects of any further potential future negative developments in the credit, economic, and regulatory environments will adversely impact these improving trends.

Management currently believes, based on current internal capital analyses and earnings projections, that Synovus’ capital position is adequate to meet current regulatory minimum capital requirements. However, Synovus continues to actively monitor economic conditions, evolving industry capital standards, and changes in regulatory standards and requirements, and engages in regular discussions with its regulators regarding capital at both Synovus and Synovus Bank. As part of its ongoing management of capital, Synovus will continue to identify, consider, and pursue additional strategic initiatives to bolster its capital position as deemed necessary, including strategies to refinance or restructure Synovus’ Series A Preferred Stock in connection with any future repayment of Synovus’ obligations under the CPP.

Management’s Discussion and Analysis

Liquidity

Liquidity represents the extent to which Synovus has readily available sources of funding needed to meet the needs of depositors, borrowers and creditors, to support asset growth, to maintain reserve requirements, and to otherwise sustain the operations of Synovus and its subsidiary bank, at a reasonable cost, on a timely basis, and without adverse consequences. The Asset Liability Management Committee (“ALCO”), operating under liquidity and funding policies approved by the Board of Directors, actively analyzes contractual and anticipated cash flows in order to properly manage Synovus’ liquidity position.

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

Synovus’ subsidiary bank, Synovus Bank, also generates liquidity through the national deposit markets. Synovus Bank historically has issued longer-term certificates of deposit across a broad geographic base to increase its liquidity and funding position. Access to these deposits could become limited if Synovus Bank’s asset quality and financial performance were to significantly deteriorate. Synovus Bank has the capacity to access funding through its membership in the FHLB System. At June 30, 2011, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.

Synovus pledges cash, cash equivalents, or investment securities as collateral in connection with derivative instruments in a net liability position, FHLB advances, payment network arrangements, securities sold under repurchase agreements, certain letters of credit, and government banking deposit arrangements. Pledged amounts are restricted as to withdrawal or sale during the effective period of the pledge. See Notes 1, 4, and 9 in notes to the consolidated financial statements for further discussion of financial instruments pledged as collateral.

In addition to bank level liquidity management, Synovus must manage liquidity at the holding company level for various operating needs including capital infusions into subsidiaries, the servicing of debt, the payment of general corporate expenses, and the payment of dividends to shareholders. The primary source of liquidity for Synovus is dividends from Synovus Bank, a transaction that is governed by certain rules and regulations of state and federal banking regulatory agencies. Dividends from subsidiaries in 2009 and 2010 were significantly lower than those received in previous years. Synovus does not expect to receive subsidiary dividends in the near future. During 2009 and 2010, Synovus was required to contribute capital to certain subsidiary banks, including Synovus Bank following the Charter Consolidation. Synovus Bank is currently required to maintain regulatory capital levels in excess of minimum well-capitalized requirements, primarily as a result of non-performing asset levels. Due to these requirements, Synovus could be required to contribute additional capital to Synovus Bank, which could adversely affect liquidity at the holding company level.

Historically, Synovus’ holding company has historically enjoyed a solid reputation in the capital markets and historically has been able to raise funds in the form of either short or long-term borrowings or equity issuances, including the public offerings completed in September 2009 and May 2010. Current regulation of financial institutions places great emphasis on liquidity at the holding company level as well as capital requirements. In light of the current regulatory environment and Synovus’ recent financial performance and related credit ratings, there can be no assurance that

Management’s Discussion and Analysis

Synovus would be able to obtain new borrowings or issue additional equity on favorable terms, if at all. Synovus will continue to identify, consider, and pursue additional strategic initiatives to further strengthen its liquidity position as deemed necessary.

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

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the six months ended June 30, 2011 decreased $3.50 million, or 10.7%, to $29.05 billion compared to $32.55 billion for the first six months of 2010. Average earning assets decreased $3.02 billion, or 10.1%, in the first six months of 2011 compared to the same period in 2010 and represented 92.8% of average total assets as compared to 92.1% in 2010. The reduction in average earning assets resulted from a $3.13 billion net decrease in loans outstanding which was offset in part by a $179.1 million increase in the investment securities portfolio. Average interest bearing liabilities decreased $4.05 billion, or 16.2%, to $20.98 billion in the first six months of 2011 compared to the same period in 2010. The decrease in funding sources utilized to support earning assets was driven by a $4.05 billion decrease in interest bearing deposits and a $50.2 million decrease in short-term borrowings which were offset in part by a $608.8 million increase in non-interest bearing demand deposits and a $52.3 million increase in long-term debt.

Net interest income for the six months ended June 30, 2011 was $468.4 million, a decrease of $30.5 million, or 6.1%, compared to $498.9 million for the six months ended June 30, 2010.

The net interest margin for the six months ended June 30, 2011 was 3.51%, up 14 basis points from 3.37% for the six months ended June 30, 2010. Earning asset yields decreased by 19 basis points compared to the six months ended June 30, 2010, while the effective cost of funds decreased by 33 basis points. Loan yields remained unchanged at 5.18% while the yield on earning assets was negatively impacted by a 101 basis point decrease in the yield on taxable investment securities. This decrease was primarily due to historically low bond market yields and the reinvestment of cash flows from older higher yielding securities. The effective cost of funds was positively impacted by the downward repricing of maturing certificates of deposit, a decrease in the effective cost of money market accounts, and a deposit mix shift from time deposits to lower cost core deposits. Compared to the six months ended June 30, 2010, core certificates of deposit declined by 48 basis points and core money market accounts declined by 37 basis points.

On a sequential quarter basis, net interest income decreased by $6.5 million while the net interest margin decreased 1 basis point to 3.51%. Yields on earning assets decreased 5 basis points, and the effective cost of funds decreased by 4 basis points. Yields on earning assets were negatively impacted by a 7 basis point decrease in loan yields and a 10 basis point decrease in taxable investment security yields, but benefited slightly from a $90.8 million decrease in lower yielding funds held at the Federal Reserve Bank. The effective cost of funds was positively impacted by the downward repricing of core certificates of deposit, which declined by 11 basis points, and an $89.8 million increase in average non-interest bearing demand deposits.

Synovus anticipates a generally stable margin for the remainder of 2011. Earning asset yields could further modestly decline in the current low market yield environment. Further modest downward repricing of maturing certificates of deposit and further improvements in deposit mix could positively impact the margin. Trends in the negative impact of nonaccrual assets, levels of excess liquidity, and competitive market conditions will also be key determinants in any change in realized margins.

Management’s Discussion and Analysis

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

	2011		2010
(dollars in thousands) (yields and rates annualized)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Interest Earning Assets
Taxable investment securities (2)	$3,172,818	3,264,581	3,104,004	3,055,400	3,068,634
Yield	3.46%	3.56	3.76	4.08	4.40
Tax-exempt investment securities (2)	$31,264	44,228	51,400	62,659	66,125
Yield	6.73%	6.84	7.16	6.82	6.85
Trading account assets	$16,881	20,281	16,037	14,970	16,763
Yield	5.27%	5.13	5.86	4.88	5.47
Commercial loans (3)	$16,983,912	17,555,733	18,315,882	19,041,500	19,982,523
Yield	4.92%	4.98	4.90	4.92	4.92
Consumer loans (3)	$3,879,042	3,914,222	3,988,849	4,048,929	4,100,458
Yield	5.10%	5.25	5.22	5.25	5.33
Allowance for loan losses	$(678,851)	(698,609)	(819,176)	(862,970)	(964,212)

Loans, net (3)	$20,184,103	20,771,346	21,485,555	22,227,459	23,118,769
Yield	5.14%	5.21	5.16	5.19	5.21
Mortgage loans held for sale	$79,340	152,981	260,759	194,487	131,700
Yield	6.16%	4.74	4.60	5.16	5.54
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	$2,929,515	3,033,284	3,628,939	3,720,649	3,591,353
Yield	0.25%	0.25	0.25	0.25	0.25
Federal Home Loan Bank and Federal Reserve Bank Stock (4)	$104,727	111,096	113,341	122,356	140,209
Yield	0.87%	0.90	0.59	0.87	0.82

Total interest earning assets	$26,518,648	27,397,797	28,660,035	29,397,980	30,133,553
Yield	4.37%	4.42	4.36	4.42	4.51

Interest Bearing Liabilities
Interest bearing demand deposits	$3,379,243	3,526,730	3,864,106	3,601,825	3,617,669
Rate	0.32%	0.33	0.33	0.36	0.42
Money market accounts	$6,306,399	6,550,623	6,874,367	6,788,768	6,606,161
Rate	0.77%	0.76	0.84	0.98	1.07
Savings deposits	$520,518	493,504	484,460	488,221	495,901
Rate	0.14%	0.14	0.14	0.14	0.15
Time deposits under $100,000	$2,124,525	2,212,215	2,383,411	2,511,830	2,626,852
Rate	1.38%	1.53	1.74	1.88	2.00
Time deposits over $100,000	$2,978,929	3,291,202	3,859,235	4,217,972	4,561,517
Rate	1.57%	1.65	1.77	1.88	1.95
National market brokered money market accounts	$390,048	393,981	423,428	537,952	833,811
Rate	0.47%	0.51	0.54	0.80	0.83
National market brokered time deposits	$2,471,620	2,665,314	2,956,904	3,261,113	3,681,660
Rate	1.87%	1.83	1.82	1.89	1.90

Total interest bearing deposits	$18,171,282	19,133,569	20,845,911	21,407,681	22,423,571
Rate	1.01%	1.05	1.14	1.28	1.36
Federal funds purchased and other short-term liabilities	$449,815	412,008	442,183	514,295	493,602
Rate	0.26%	0.29	0.33	0.36	0.44
Long-term debt	$1,901,130	1,891,576	1,729,991	1,811,153	1,882,358
Rate	2.30%	2.39	2.64	2.57	2.36

Total interest bearing liabilities	$20,522,227	21,437,153	23,018,085	23,733,129	24,799,531
Rate	1.11	1.15	1.23	1.36	1.42

Non-interest bearing demand deposits	$4,911,044	4,821,237	4,433,849	4,310,459	4,271,444
Net interest margin	3.51%	3.52	3.37	3.33	3.34

(1)	Yields and rates are annualized and include tax equivalent adjustment.
(2)	Excludes net unrealized gains and (losses).
(3)	Average loans are shown net of unearned income. Non-performing loans are included.
(4)	Included as a component of other assets on the accompanying balance sheet.

Management’s Discussion and Analysis

Yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the six months ended June 30, 2011 and 2010 are presented below.

(dollars in thousands,	Six Months Ended June 30,
yields and rates annualized)	2011	2010
Interest Earning Assets
Taxable investment securities (2)	$3,218,447	3,010,733
Yield	3.51%	4.52
Tax-exempt investment securities (2)	$37,710	69,067
Yield	6.80%	7.01
Trading account assets	$18,571	15,827
Yield	5.12%	5.27
Commercial loans (3)	$17,268,243	20,428,817
Yield	4.95%	4.88
Consumer loans (3)	$3,896,535	4,137,185
Yield	5.17%	5.34
Allowance for loan losses	$(688,676)	(957,917)

Loans, net (3)	$20,476,102	23,608,085
Yield	5.18%	5.18
Mortgage loans held for sale	$115,957	114,167
Yield	5.23%	5.53
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	$2,981,113	3,016,808
Yield	0.25%	0.23
Federal Home Loan Bank and Federal Reserve Bank Stock (4)	$107,894	141,360
Yield	0.89%	0.89

Total interest earning assets	$26,955,794	29,976,047
Yield	4.40%	4.59

Interest Bearing Liabilities
Interest bearing demand deposits	$3,452,579	3,627,001
Rate	0.33%	0.42
Money market accounts	$6,427,836	6,528,858
Rate	0.76%	1.13
Savings deposits	$507,085	486,009
Rate	0.14%	0.15
Time deposits under $100,000	$2,168,128	2,676,153
Rate	1.46%	2.09
Time deposits over $100,000	$3,134,203	4,665,396
Rate	1.61%	2.00
National market brokered money market accounts	$392,004	940,024
Rate	0.49%	0.78
National market brokered time deposits	$2,567,932	3,776,096
Rate	1.85%	2.01

Total interest bearing deposits	$18,649,767	22,699,537
Rate	1.03%	1.42
Federal funds purchased and other short-term liabilities	$431,015	483,204
Rate	0.28%	0.45
Long-term debt	$1,896,380	1,844,073
Rate	2.31%	2.24

Total interest bearing liabilities	$20,977,162	25,026,814
Rate	1.13	1.46

Non-interest bearing demand deposits	$4,866,388	4,257,610
Net interest margin	3.51%	3.37

(1)	Yields and rates are annualized and include tax equivalent adjustment.
(2)	Excludes net unrealized gains and (losses).
(3)	Average loans are shown net of unearned income. Non-performing loans are included.
(4)	Included as a component of other assets on the accompanying balance sheet.

The following table summarizes the components of net interest income for the six and three months ended June 30, 2011 and 2010, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Interest income	$586,484	680,534	288,052	337,739
Taxable-equivalent adjustment	1,857	2,167	893	1,056

Interest income, taxable equivalent	588,341	682,701	288,945	338,795

Interest expense	118,089	181,629	57,091	87,700

Net interest income, taxable equivalent	$470,252	501,072	231,854	251,095

Management’s Discussion and Analysis

Non-interest Income

The following table summarizes non-interest income for the six and three months ended June 30, 2011 and 2010.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Service charges on deposit accounts	$39,556	54,155	19,238	27,876
Fiduciary and asset management fees	23,416	22,695	11,879	11,357
Brokerage and investment banking income	12,511	12,699	6,291	6,768
Mortgage banking income	8,042	12,132	5,547	6,318
Bankcard fees	22,782	19,315	12,125	9,800
Investment securities losses (gains), net	1,797	(431)	377	17
Other fee income	10,220	10,932	5,289	5,402
Increase in fair value of private equity investments, net	(169)	2,181	(301)	1,283
Other non-interest income	13,858	10,013	7,404	5,174

Total non-interest income	$132,013	143,691	67,849	73,995

Total non-interest income for the six and three months ended June 30, 2011 was $132.0 million and $67.8 million, respectively, down 8.1% and 8.3%, respectively, from the same periods in 2010.

Service charges on deposit accounts, the single largest component of fee income, were $39.6 million and $19.2 million for the six and three months ended June 30, 2011 down 27.0% and 31.0%, respectively, from the same periods in 2010. Service charges on deposit accounts consist of non-sufficient funds (“NSF”) fees (which represent 49.7% and 50.9% of the total for the six and three months ended June 30, 2011, respectively), account analysis fees, and all other service charges.

NSF fees for the six and three months ended June 30, 2011 were $19.7 million and $9.8 million down $11.9 million, or 37.8%, and $6.6 million, or 40.2%, respectively, compared to the same periods in 2010. This decrease was primarily due to the adoption of Regulation E, discussed below, and other regulatory changes. Account analysis fees were $11.5 million and $5.5 million for the six and three months ended June 30, 2011, respectively, down $1.7 million, or 12.7%, and $1.0 million, or 15.5%, respectively, compared to the same periods in 2010. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $8.4 million and $4.0 million for the six and three months ended June 30, 2011, respectively, down $982 thousand, or 10.5%, and $1.1 million, or 21.1%, respectively, compared to the same periods in 2010.

On August 1, 2010, Regulation E became effective. This regulation limits the ability of a financial institution to assess an overdraft fee for paying automated teller machine and debit card transactions that overdraw a customer’s account unless the customer affirmatively consents, or opts-in, to the institution’s payment of overdrafts for these transactions. The impacts to NSF fees from this regulation for the six and three months ended June 30, 2011 were decreases of approximately $7.5 million and approximately $4.0 million, respectively. Synovus estimates the total impact from Regulation E for the year ending December 31, 2011 will be a reduction of NSF fees of approximately $15 million compared to a reduction of approximately $5.2 million in 2010.

On January 19, 2011, Synovus implemented certain processing changes as required by regulatory guidance that resulted in decreases in NSF fees of $5.7 million and $3.1 million for the six and three months ended June 30, 2011, respectively. Synovus estimates the total impact from these changes for the year ending December 31, 2011 will be a reduction of NSF fees of approximately $12.5 million. Certain strategies are being evaluated to partially offset the declines in fee income resulting from recent regulatory changes.

Financial management services revenues (which primarily consist of fiduciary and asset management fees, brokerage and investment banking revenue, and customer interest rate swap revenue which is included in other fee income) increased $426 thousand, or 1.1%, to $38.6 million and increased $285 thousand, or 1.5%, to $19.7 million for the six and three months ended June 30, 2011, respectively, compared to the same periods in 2010.

Mortgage banking income decreased $4.1 million, or 33.7%, and decreased $771 thousand, or 12.2%,

Management’s Discussion and Analysis

for the six and three months ended June 30, 2011, respectively, as compared to the same periods in 2010. Mortgage production volume was $505.2 million and $266.3 million for the six and three months ended June 30, 2011, respectively, which decreased $95.4 million, or 15.9%, and decreased $79.1 million, or 22.9%, respectively, as compared to the same periods in 2010.

Bankcard fees increased $3.5 million, or 17.9%, and increased $2.3 million, or 23.7%, for the six and three months ended June 30, 2011, respectively, as compared to the same periods in 2010. Bankcard fees consist primarily of credit card interchange fees and debit card interchange fees. Debit card interchange fees were $13.3 million, up 12.2%, and $7.0 million, up 12.5%, for the six and three months ended June 30, 2011, respectively, compared to the same periods in 2010. Credit card interchange fees were $10.6 million, up 9.6%, and $5.5 million, up 9.6%, for the six and three months ended June 30, 2011, respectively, compared to the same periods in 2010. The increase in interchange fees is primarily due to an increase in transaction volume and size.

Synovus is anticipating a significant impact on debit interchange fees as a result of certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that are scheduled to take effect on October 1, 2011. These provisions, commonly referred to as the “Durbin Amendment,” amended the Electronic Fund Transfer Act and required the Board of Governors of the Federal Reserve System to develop rules that implement, among other things, interchange fee restrictions on debit card transactions. Based on these provisions, Synovus expects a reduction of approximately $3 million in its debit card interchange fee revenue for the year ending December 31, 2011 as compared to 2010. On an annual basis, the reduction in debit card interchange fee revenue will be approximately $14 million. Synovus is evaluating strategies to offset the anticipated decline in revenues.

Other fee income includes fees for letters of credit, safe deposit box fees, access fees for automatic teller machine use, official check issuance fees, customer swap dealer fees, and other miscellaneous fee-related income. Other fee income decreased $712 thousand, or 6.5%, and decreased $113 thousand, or 2.1%, for the six and three months ended June 30, 2011, respectively, as compared to the same periods in 2010 principally due to a decline in fees associated with letters of credit.

Other non-interest income increased $3.8 million, or 38.4%, and increased $2.2 million, or 43.1%, for the six and three months ended June 30, 2011, respectively, as compared to the same periods in 2010. The main components of other non-interest income are income from company-owned life insurance policies, insurance commissions, card service fees, and other miscellaneous items.

Non-interest Expense

The following table summarizes non-interest expense for the six and three months ended June 30, 2011 and 2010.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Salaries and other personnel expense	$184,849	207,951	$91,749	103,929
Net occupancy and equipment expense	58,717	60,565	28,883	30,588
FDIC insurance and other regulatory fees	30,362	36,615	15,956	18,970
Foreclosed real estate expense	64,609	91,948	39,872	46,440
(Gains) losses on other loans held for sale	(1,746)	73	480	12
Professional fees	20,129	20,976	10,893	11,595
Data processing expense	18,201	22,007	9,251	11,323
Restructuring charges	27,439	—	3,106	—
Loss on curtailment of post-retirement defined benefit plan	398	—	—	—
Other operating expenses	59,173	71,424	22,225	35,905

Total non-interest expense	$462,131	511,559	$222,415	258,762

Non-interest expense decreased by 9.7% and 14.0% for the six and three months ended June 30, 2011, respectively, compared to the same periods in 2010. The decline was driven primarily by lower salaries and other personnel expenses and lower foreclosed real estate expense. For the six and three months ended June 30, 2011, fundamental non-interest expense which excludes credit costs, restructuring charges, and loss on curtailment of post-retirement defined benefit plan decreased by 10.7% and 11.5% for the six and three months ended June 30, 2011, respectively, compared to the same periods in 2010.

Management’s Discussion and Analysis

For the six and three months ended June 30, 2011, salaries and other personnel expenses decreased by $23.1 million, or 11.1%, and decreased $12.2 million, or 11.7%, respectively, compared to the same periods in 2010. The decline in expense was largely due to planned reductions in headcount as a result of Synovus’ implementation of efficiency and expense management initiatives during the first quarter of 2011. Total employees at June 30, 2011 were 5,400, down 988 compared to June 30, 2010.

The efficiency initiatives are expected to generate an estimated $100 million in annual expense savings by the end of 2012, with approximately $75 million of these savings to be realized in 2011. Approximately $35 million of the $75 million in expense savings was realized during the six months ended June 30, 2011, the majority of which is reflected as a reduction in salaries and other personnel expense.

FDIC insurance and other regulatory fees for the six and three months ended June 30, 2011 declined $6.3 million, or 17.1%, and declined $3.0 million, or 15.9%, respectively, compared to the same periods in 2010. The decline is due to a decline in the assessment base.

Foreclosed real estate expense for the six and three months ended June 30, 2011 declined $27.3 million or 29.7% and declined $6.6 million, or 14.1%, respectively, compared to the same periods in 2010. The decline was the result of a reduction in charges related to declines in fair value or reductions in estimated realizable value subsequent to the date of foreclosure. For further discussion of foreclosed real estate, see the section captioned “Other Real Estate.”

Data processing expense for the six and three months ended June 30, 2011 declined $3.8 million, or 17.3%, and declined $2.1 million, or 18.3%, respectively, compared to the same periods in 2010. The decline is primarily driven by renegotiated and/or terminated provider services.

Restructuring charges of $27.4 million for the six months ended June 30, 2011 are comprised of $16.3 million in severance charges, $3.1 million in lease termination expenses, $5.4 million consisting primarily of asset write-downs associated with branch closings, and $2.6 million in professional fees. The restructuring charges are related to efficiency and expense management initiatives that were implemented during the first and second quarters of 2011. During 2011, Synovus expects to recognize approximately $30 million in restructuring charges. For further discussion of restructuring charges, see Note 2 in notes to the consolidated financial statements and the section titled “Restructuring Charges” herein.

The loss on curtailment of post-retirement defined benefit plan of $398 thousand was recorded as an adjustment to the gain on curtailment of post-retirement defined benefit plan recorded during the fourth quarter of 2010. For further discussion of the curtailment of the Synovus Retiree Medical Plan, see Note 11 “Retiree Medical Plan Curtailment”.

Other operating expenses decreased $12.3 million, or 17.2%, and decreased $13.7 million, or 38.1%, respectively, compared to the same periods in 2010, primarily due to declines in credit related expenses.

Income Tax Expense

Synovus expects to record minimal to no tax expense when it begins to report a pre-tax profit because reductions to the deferred tax asset (“DTA”) valuation allowance will be recognized. Reversal of the DTA balance valuation allowance is subject to considerable judgment. However, Synovus expects to reverse most of the DTA valuation allowance once it has demonstrated a sustainable return to profitability, perhaps at the point it has significantly improved credit quality and experienced consecutive profitable quarters coupled with a forecast of sufficient continuing profitability. This reversal could occur as a single event or over a period of time, depending upon the level of forecasted taxable income, the degree of risk related to realizing the forecasted taxable income, and the estimated risk related to credit quality. In that event, there will remain limitations on the ability to include the deferred tax assets for regulatory capital purposes. Pursuant to regulatory requirements, as taxes paid in carryback periods are exhausted, financial institutions must deduct from Tier I capital the lower of (1) the amount by which net deferred tax assets exceed what they would expect to realize within one year or (2) the amount by which the net deferred tax assets exceeds 10% of Tier I capital.

Management’s Discussion and Analysis

In April 2010, the Synovus Board of Directors approved a shareholder rights plan designed to preserve Synovus’ substantial tax assets. This plan was ratified by Synovus’ shareholders in April 2011. This plan is similar to tax benefit preservation plans adopted by other public companies with significant tax attributes whose ability to enjoy such benefit may become restricted by an ownership change under Internal Revenue Code (“IRC”) Section 382. Synovus’ tax attributes include net operating losses, tax credit carryforwards, reversing temporary differences and certain built-in losses that it could utilize in certain circumstances to offset taxable income and reduce its federal income tax liability.

An “ownership change”, as defined under Section 382 of the IRC and related Internal Revenue Service pronouncements, substantially limits a company’s ability to use it tax attributes. In general, an ownership change would occur if Synovus’ “5-percent shareholders,” as defined under Section 382, collectively increase their ownership in Synovus by more than 50 percentage points over a rolling three-year period. The shareholder rights plan is designed to reduce the likelihood that Synovus experiences such an ownership change by deterring acquisitions that would increase the holdings of existing 5-percent shareholders or cause any person or group to become a 5-percent shareholder. 5-percent shareholders generally do not include certain institutional holders, such as mutual fund companies, that hold Synovus equity securities on behalf of several individual mutual funds where no single fund owns 5 percent or more of Synovus equity securities. Synovus’ public offerings of 293,250,000 shares of common stock and 13,800,000 Tangible Equity Units during the three months ended June 30, 2010 did not result in an ownership change under Section 382.

At June 30, 2011, Synovus reported a net deferred tax asset, before the valuation allowance, of $830.7 million compared to $776.7 million at December 31, 2010. Of this amount, $287.8 million was generated from temporary differences of which the majority relates to the provision for losses on loans. This component does not have a set expiration date as the temporary differences have not yet reduced taxable income. The remaining net deferred tax asset balance of $542.9 million relates to tax carryforwards that have set expiration dates, typically 15 or 20 years, from the date they are originally generated. Synovus currently expects that approximately $20 million of its net deferred tax assets will expire before they can be realized. The majority of these at-risk DTAs relate to state income tax credits that have various expiration dates through the tax year 2016.

Management’s estimate of the pre-tax loss, changes in the valuation allowance, and state tax liabilities impact the actual effective tax rate for continuing operations. Currently, losses must be carried forward (by recording a deferred tax asset with a corresponding valuation allowance) resulting in a close to zero effective tax rate. Pursuant to ASC 740-20-45-7, the gain from discontinued operations and the increase to net unrealized security gains on investment securities available for sale and net unrealized gains on cash flow hedges recorded within other comprehensive income were considered in determining the amount of tax benefit that results from the loss from continuing operations. Synovus relies on the actual effective tax rate for the year to date period to determine the tax expense (or benefit).

Management’s Discussion and Analysis

The table below shows the effective tax rate for the six and three months ended June 30, 2011 and 2010.

	Six Months Ended June 30, 2011			Three Months Ended June 30, 2011
(dollars in thousands)	Discontinued Operations	Continuing Operations	Total	Discontinued Operations	Continuing Operations	Total
Income (loss) before income taxes	—	(123,628)	(123,628)	—	(43,764)	(43,764)
Income tax expense (benefit), gross	—	(58,849)	(58,849)	—	(14,487)	(14,487)
Increase in valuation allowance for deferred tax assets	—	53,629	53,629	—	9,723	9,723

Net income (loss)	$—	(118,408)	(118,408)	—	(39,000)	(39,000)

Effective tax rate before valuation allowance(1)	—	(47.6)	(47.6)	—	(33.1)	(33.1)
Effective tax rate after valuation allowance(1)	—	(4.2)	(4.2)	—	(10.9)	(10.9)

	Six Months Ended June 30, 2010			Three Months Ended June 30, 2010
(dollars in thousands)	Discontinued Operations	Continuing Operations	Total	Discontinued Operations	Continuing Operations	Total
Income (loss) before income taxes	$70,641	(508,814)	(438,173)	—	(233,632)	(233,632)
Income tax (benefit) expense, gross	27,479	(219,980)	(192,501)	—	(98,563)	(98,563)
Increase in valuation allowance for deferred tax assets	—	198,585	198,585	—	93,506	93,506

Net income (loss)	$43,162	(487,419)	(444,257)	—	(228,575)	(228,575)

Effective tax rate before valuation allowance(1)	38.9%	(43.2)	(43.9)	—	(42.2)	(42.2)
Effective tax rate after valuation allowance(1)	38.9%	(4.2)	1.4	—	(2.2)	(2.2)

(1)	Negative percentages reference a net tax benefit and positive percentages reference net tax expense.

Dividends

Synovus has historically paid a quarterly cash dividend to the holders of its common stock. Management closely monitors trends and developments in credit quality, liquidity (including dividends from subsidiaries, which are expected to be significantly lower than those received in previous years), financial markets and other economic trends, as well as regulatory requirements regarding the payment of dividends, all of which impact Synovus’ capital position, and will continue to periodically review dividend levels to determine if they are appropriate in light of these factors and the restrictions on payment of dividends described below. Synovus’ participation in the Capital Purchase Program restricts its ability to increase the quarterly cash dividends payable on Synovus’ common stock (without consent of the Treasury) until the earlier of December 19, 2011, or until Synovus has redeemed the Series A Preferred Stock in whole or the Treasury has transferred the Series A preferred stock to a third party. In addition, Synovus must seek the Federal Reserve’s permission to increase the quarterly dividend on its common stock above $0.01 per common share. Synovus is presently subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on business, operating flexibility, financial condition, and the value of Synovus common stock. In the current environment, regulatory restrictions may limit Synovus’ ability to continue to pay dividends. Synovus must inform and consult with the Federal Reserve Board prior to declaring and paying any future dividends on its common and preferred stock, and the Federal Reserve Board could decide at any time that paying any dividends could be an unsafe or unsound banking practice. In addition, Synovus must obtain the prior approval of the Banking Commissioner of the State of Georgia prior to increasing the cash dividend on Synovus’ common stock above the current level of $0.01 per share. See “Part I–Item I-Business–Supervision, Regulation and Other Factors-Dividends,” “Part I-Item IA. Risk factors-Business Risks-We presently are subject to, and in the future may become subject to additional supervisory actions and/or enhanced regulation that could have a material negative effect on Synovus’ business, operating flexibility, financial condition, and the value of Synovus’ common stock” in Synovus’ 2010 10-K and “Risk Factors” in Part I- Item IA. of Synovus’ 2010 Form 10-K.

Synovus’ ability to pay dividends is partially dependent upon dividends that it receives from its banking subsidiary and its non-banking subsidiaries which are restricted by various regulations administered by federal and state bank regulatory authorities. Dividends from subsidiaries in 2010 were significantly lower than those received in previous years. Synovus does not expect to receive dividends from Synovus Bank in the near future.

Management’s Discussion and Analysis

Synovus declared dividends of $0.02 per common share and $0.01 per common share for the six and three months ended June 30, 2011, respectively. Synovus declared dividends of $0.02 per common share and $0.01 per common share for the six and three months ended June 30, 2010, respectively.

In addition to dividends paid on its common stock, Synovus paid dividends of $24.2 million and $12.1 million to the Treasury on the Series A Preferred Stock during the six and three months ended June 30, 2011, respectively. Synovus paid dividends of $24.2 million and $12.1 million to the Treasury on the Series A Preferred Stock during the six and three months ended June 30, 2010, respectively.

Contingencies

During 2010, financial institutions experienced a dramatic increase in the number of repurchase demands they received, including from government sponsored enterprises, mortgage insurers, and other purchasers of residential mortgage-backed securitizations, generally due to findings of mortgage fraud and underwriting deficiencies in the mortgage origination process and misrepresentations in the packaging of mortgages by certain mortgage lenders. Also during 2010, foreclosure practices of financial institutions nationwide came under scrutiny because of the discovery of fraudulent documentation and questionable residential foreclosure procedures of certain large financial institutions. The current focus in foreclosure practices of financial institutions nationwide led Synovus to evaluate its foreclosure process related to home equity and consumer mortgage loans within its loan portfolio.

Repurchase Obligations for Mortgage Loans Originated for Sale

Synovus’ wholly-owned subsidiary, Synovus Mortgage Corp. (“Synovus Mortgage”), originates residential mortgage loans, sells them to third party purchasers, and does not retain the servicing rights. These loans are primarily originated and underwritten internally by Synovus personnel and are primarily to borrowers in Synovus’ geographic market footprint. These sales are typically non-recourse loan sales to government sponsored enterprises (“GSEs”) and non-GSE purchasers.

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

To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with the periods from 2005 through 2008. From January 1, 2005 through June 30, 2011, Synovus Mortgage originated and sold approximately $5.8 billion of first lien GSE eligible mortgage loans and approximately $3.1 billion of first and second lien non-GSE eligible mortgage loans. Losses to Synovus arising from such repurchases have been inconsequential.

Based on information currently available, management believes that it does not have significant exposure to contingent losses that may arise relating to the representations and warranties that it has made in connection with its mortgage loan sales. See “Risk Factors” in Part I-Item IA. of Synovus’ 2010 Form 10-K.

Mortgage Loan Foreclosure Practices

Due to the current focus in foreclosure practices of financial institutions nationwide, Synovus evaluated its foreclosure process related to home equity and consumer mortgage loans within its loan portfolio. At June 30, 2011, Synovus had $3.03 billion of home equity and consumer mortgage loans which are secured by first and second liens on residential properties. Of that amount, $899.3 million consists of mortgages relating to properties in Florida and South Carolina which are states in which foreclosures proceed though the courts. Foreclosure activity in the home equity lines and consumer

Management’s Discussion and Analysis

mortgage loan portfolio is minimal. Any foreclosures on these loans are handled by designated Synovus personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Synovus has not imposed any freezes on foreclosures. Based on information currently available, management believes that it does not have significant exposure to faulty foreclosure practices. In addition, management believes that the nationwide foreclosure moratorium will not have a material adverse impact to our business.

Recently Issued Accounting Standards

See Note 1 of the notes to the consolidated financial statements for a discussion of recently issued accounting standards updates.

Non-GAAP Financial Measures

The measures entitled pre-tax, pre-credit costs income; fundamental non-interest expense; core deposits and core deposits excluding time deposits; the tangible common equity to tangible assets ratio; net loss per common share excluding restructuring charges; and the tangible common equity to risk-weighted assets are not measures recognized under U.S. GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures are income (loss) before income taxes, total non-interest expense, total deposits, net loss per common share, and the ratio of total common shareholders’ equity to total assets, respectively.

Management uses these non-GAAP financial measures to assess the performance of Synovus’ core business and the strength of its capital position. Synovus believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist investors in evaluating Synovus’ operating results, financial strength and capital position. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures at other companies. Pre-tax, pre-credit costs income is a measure used by management to evaluate core operating results exclusive of credit costs as well as certain non-core income and expenses such as restructuring charges. Fundamental non-interest expense is a measure used by management to gauge the success of expense management initiatives focused on reducing recurring controllable operating costs. Core deposits and core deposits excluding time deposits are measures used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. Total risk-weighted assets is a required measure used by banks and financial institutions in reporting regulatory capital and regulatory capital ratios to Federal and state regulatory agencies. Net loss per common share excluding restructuring charges is a measure used by management to exclude certain non-recurring charges to allow for greater clarity in assessment of ongoing operating results and evaluating historical performance. The tangible common equity to tangible assets ratio and the tangible common equity to risk-weighted assets ratio are used by management and investment analysts to assess the strength of Synovus’ capital position.

The computations of pre-tax, pre-credit costs income; fundamental non-interest expense; core deposits and core deposits excluding time deposits; the tangible common equity to tangible assets ratio; net loss per common share excluding restructuring charges; and the tangible common equity to risk-weighted assets, and the reconciliation of these measures to income (loss) before income taxes, total non-interest expense, total deposits, net loss per common share, and the ratio of total common shareholders’ equity to total assets are set forth in the table below.

Management’s Discussion and Analysis

Reconciliation of Non-GAAP Financial Measures

(dollars in thousands, except per share data)	June 30, 2011	March 31, 2011	December 31, 2010	June 30, 2010
Tangible Common Equity Ratios
Total risk-weighted assets	$21,476,848	22,000,340	22,748,532	24,603,856
Total assets	$28,313,910	28,678,203	30,093,148	32,382,340
Goodwill	(24,431)	(24,431)	(24,431)	(24,431)
Other intangible assets, net	(10,449)	(11,424)	(12,434)	(14,505)

Tangible assets	$28,279,030	28,642,348	30,056,283	32,343,404

Total shareholders’ equity	$2,850,937	2,882,605	2,997,918	3,423,932
Goodwill	(24,431)	(24,431)	(24,431)	(24,431)
Other intangible assets, net	(10,449)	(11,424)	(12,434)	(14,505)
Cumulative perpetual preferred stock	(942,096)	(939,691)	(937,323)	(932,695)

Tangible common equity	$1,873,961	1,907,059	2,023,730	2,452,301

Total shareholders’ equity to total assets ratio	10.07%	10.05%	9.96	10.57
Tangible common equity to tangible assets ratio	6.63	6.66	6.73	7.58
Tangible common equity to risk-weighted assets ratio	8.73%	8.67%	8.90	9.97
Core Deposits and Core Deposits Excluding Time Deposits
Total deposits	$22,875,017	23,205,879	24,500,304	26,257,563
National market brokered deposits	(2,690,598)	(2,978,615)	(3,152,349)	(4,175,762)

Core deposits	20,184,419	20,227,264	21,347,955	22,081,801

Time deposits	(5,049,900)	(5,207,369)	(5,911,150)	(6,971,056)

Core deposits excluding time deposits	$15,134,519	15,019,895	15,436,805	15,110,745

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Pre-tax, Pre-credit Costs Income
Loss before income taxes	$(123,628)	(508,814)	(43,764)	(233,632)
Add: Provision for losses on loans	261,905	639,851	120,159	298,904
Add: Other credit costs (1)	73,119	107,251	37,772	53,689
Add: Restructuring charges	27,439	—	3,106	—
Add/subtract: Loss (gain) on curtailment of post-retirement benefit	398	—	—	—

Pre-tax pre-credit costs income	$239,233	238,288	117,273	118,961

Fundamental Non-interest Expense
Total non-interest expense	$462,131	511,559	222,415	258,762
Less: Other credit costs (2)	(73,119)	(107,251)	(37,772)	(53,689)
Less: Restructuring charges	(27,439)	—	(3,106)	—
Subtract/Add: (Loss) gain on curtailment of post-retirement benefit	(398)	—	—	—

Fundamental non-interest expense	$361,175	404,308	181,537	205,073

Net Loss Per Common Share Excluding Restructuring Charges
Net loss attributable to common shareholders	$(147,158)	(472,352)	(53,504)	(242,554)
Add: Restructuring charges	27,439	—	3,106	—

Net loss attributable to common shareholders excluding restructuring charges	$(119,719)	(472,352)	(50,398)	(242,554)

Average common shares outstanding	785,260	583,697	785,277	676,753
Net loss per common share excluding restructuring charges	$(0.15)	(0.81)	(0.06)	(0.36)

(1)	Other credit costs consist primarily of losses on ORE, provision for losses on unfunded commitments, and charges related to other loans held for sale.

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

Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0% to 0.25%. Due to short-term interest rates being at or near 0% at this time, only rising rate scenarios have been modeled. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points to determine the sensitivity of net interest income for the next twelve months. As of June 30, 2011, the interest rate sensitivity of Synovus has not significantly changed as compared to December 31, 2010. Synovus continues to maintain an asset sensitive position which would be expected to benefit net interest income in a rising interest rate environment. The level of measured asset sensitivity has increased moderately in the past quarter. This increase in asset sensitivity is primarily due to a higher percentage of variable rate assets; additionally, asset sensitivity has been increased by a higher level of core deposit funding. Several factors could serve to diminish or eliminate this asset sensitivity, including an increase in the expected level of deposit pricing competition. A higher than projected level of deposit customer migration to higher cost deposits, such as certificates of deposit, could also serve to reduce the realized level of asset sensitivity. The following table represents the estimated sensitivity of net interest income to these changes in short term interest rates at June 30, 2011, with comparable information for December 31, 2010.

	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)
Change in Short-term Interest Rates (in basis points)	June 30, 2011	December 31, 2010
+ 200	4.0%	1.5%
+ 100	1.8%	1.7%

While these estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions and their impact on loan and deposit pricing would be expected to have a significant impact on the realized level of net interest income. Actual realized balance sheet growth and mix would also impact the realized level of net interest income.

ITEM 4 – CONTROLS AND PROCEDURES

Synovus has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of Synovus’ management, including the chief executive officer and chief financial officer. Based on this evaluation, these officers have concluded that Synovus’ disclosure controls and procedures are effective in timely alerting them to material information relating to Synovus (including its consolidated subsidiaries) required to be included in periodic SEC filings. No change in Synovus’ internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Columbus Bank and Trust Company (“CB&T”), a division of Synovus Bank, and a wholly owned banking subsidiary of Synovus Financial Corp. (“Synovus”) and CompuCredit Corporation (“CompuCredit”) previously were parties to an affinity agreement (“Affinity Agreement”) pursuant to which CB&T issued credit cards that were marketed and serviced by CompuCredit. On October 24, 2008, a putative class action lawsuit was filed against CompuCredit and CB&T in the United States District Court for the Northern District of California, Greenwood v. CompuCredit, et. al., Case No. 4:08-cv-04878 (CW) (“Greenwood”), alleging that one of the credit card programs offered pursuant to the Affinity Agreement violated the Credit Repair Organization Act, 15 U.S.C. § 1679 (“CROA Claims”) and the California Unfair Competition Law, Cal. Bus. & Prof. Code § 17200 (“California UCL Claims”). CB&T intends to vigorously defend itself against these allegations. On January 22, 2009, the Georgia Superior Court in separate litigation between CB&T and CompuCredit ruled that CompuCredit must pay the reasonable attorneys’ fees incurred by CB&T in connection with the Greenwood case pursuant to the indemnification provision of the Affinity Agreement described above. Any losses that CB&T incurs in connection with Greenwood are also expected to be subject to the indemnification provisions of the Affinity Agreement described above.

On May 2, 2011, the United States Supreme Court granted a writ of certiorari to review the decision of the Ninth Circuit Court of Appeals that affirmed a denial of the defendants’ motion to compel arbitration of the CROA Claims in Greenwood. The CROA claims have been stayed pending the resolution of the appeal. The Supreme Court is expected to hear the case in its next term beginning in October, 2011. The District Court has certified the California UCL claims as a class action, but following the April 27, 2011 decision of the United States Supreme Court in AT&T Mobility LLC v. Concepcion that overruled prior California law limiting arbitration of class actions, defendants have moved to compel arbitration of the State UCL Claims, and that motion is currently pending before the district court. At this stage of the lawsuit, and in view of the inherent inability to predict the outcome of litigation, particularly where there are many claimants, Synovus cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any. At this time, based on current knowledge and advice of counsel, management does not believe that the eventual outcome of this case will have a material adverse effect on Synovus’ consolidated financial condition, results of operations or cash flows.

On July 7, 2009, the City of Pompano Beach General Employees’ Retirement System filed suit against Synovus, and certain of Synovus’ current and former officers, in the United States District Court, Northern District of Georgia (Civil Action File No. 1 09-CV-1811) (the “Securities Class Action”) and on June 11, 2010, Lead Plaintiffs, the Labourers’ Pension Fund of Central and Eastern Canada and the Sheet Metal Workers’ National Pension Fund, filed an amended complaint alleging that Synovus and the named individual defendants misrepresented or failed to disclose material facts that artificially inflated Synovus’ stock price in violation of the federal securities laws. Lead Plaintiffs’ allegations are based on purported exposure to Synovus’ lending relationship with the Sea Island Company and the impact of such alleged exposure on Synovus’ financial condition. Lead Plaintiffs in the Securities Class Action seek damages in an unspecified amount. On May 19, 2011, the Court ruled that the amended complaint failed to satisfy the mandatory pleading requirements of the Private Securities Litigation Reform Act. The Court also ruled that Lead Plaintiffs would be allowed the opportunity to submit a further amended complaint, which must be filed within 30 days of the Court’s Order. Lead Plaintiffs served their second amended complaint on June 27, 2011 and Defendants’ Motion to Dismiss that complaint is due to be filed on or before July 27, 2011. Discovery continues to be stayed pursuant to the Private Securities Litigation Reform Act.

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

Synovus and the individual named defendants collectively intend to vigorously defend themselves against the Securities Class Action and Shareholder Derivative Lawsuits allegations. There are significant uncertainties involved in any potential class action and derivative litigation. Although the ultimate outcome of these lawsuits cannot be ascertained at this time, at this stage of the Securities Class Action and Shareholder Derivative Lawsuits, based upon information that presently is available to it, Synovus’ management is unable to predict the outcome of the Securities Class Action or the Shareholder Derivative Lawsuits and cannot determine the probability of an adverse result or reasonably estimate a range of potential loss, if any. In addition, management is unable to estimate a range of reasonably possible losses with respect to these claims.

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

In the wake of the ongoing financial credit crisis that began in 2007, Synovus, like many other financial institutions, has become the target of numerous legal actions and other proceedings asserting claims for damages and related relief for losses resulting from this crisis. These actions include claims and counterclaims asserted by individual borrowers related to their loans and allegations of violations of state and federal laws and regulations relating to banking practices, including several purported putative class action matters. Synovus Bank was named as a defendant in a purported putative class action relating to overdraft fees charged to customers. The case, Griner et. al. v. Synovus Bank, et. al.

was filed in Gwinnett County State Court (state of Georgia) on July 30, 2010, and asserts claims for usury, conversion and money had and received for alleged injuries suffered by the plaintiffs as a result of Synovus Bank’s assessment of overdraft charges in connection with its POS/debit and automated-teller machine cards used to access customer accounts. On September 1, 2010, Synovus Bank removed the case to the United States District Court for the Northern District of Georgia, Atlanta Division, and filed a motion to dismiss. The plaintiffs filed a motion to remand the case to state court. On July 22, 2001, the federal court entered an order granting plaintiffs’ motion to remand the case to the Gwinnett State Court and dismissing Synovus’ motion to dismiss as moot. The order addressed federal jurisdiction, not the merits of the case.

On September 21, 2010, Synovus, Synovus Bank and Columbus Bank and Trust Company were named as defendants in a second putative class action relating to the manner in which Synovus Bank charges overdraft fees to customers. The second case Childs et al. v. Columbus Bank and Trust et al., was filed in the Northern District of Georgia, Atlanta Division, and asserts claims for breach of contract and breach of the covenant of good faith and fair dealing, unconscionability, conversion and unjust enrichment for alleged injuries suffered by plaintiffs as a result of Synovus Bank’s assessment of overdraft charges allegedly resulting from the sequence used to post payments to the plaintiffs’ accounts. On October 25, 2010, the Childs case was transferred to a multi district proceeding in the Southern District of Florida. In Re; Checking Account Overdraft Litigation, MDL No. 2036. The Childs case is currently stayed pending issuance of an initial scheduling order in the MDL. These cases, and certain of the other litigation and regulatory matters to which Synovus is subject, assert claims for substantial or indeterminate damages. Additional lawsuits containing claims similar to those described above may be filed in the future.

Synovus intends to vigorously pursue all available defenses to these claims. These cases are in the early stages and no damages have been specified, and there are significant uncertainties involved in any potential class action. Although the ultimate outcome of these lawsuits cannot be ascertained at this time, based upon information that presently is available to it, Synovus’ management is unable to predict the outcome of these cases and cannot determine the probability of an adverse result or reasonably estimate a range of potential loss, if any. In addition, management is unable to estimate a range of reasonably possible losses with respect to these claims.

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

We presently are subject to, and in the future may become subject to, supervisory actions and enhanced regulation that could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our common stock.

Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, state banking regulators, the Federal Reserve, and separately the FDIC as the insurer of bank deposits, each has the authority to compel or restrict certain actions on our part if any of them determine that we have insufficient capital or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. In addition to examinations for safety and soundness, Synovus and its subsidiaries also are subject to continuous examination by state and federal banking regulators, including the newly formed Consumer Finance Protection Bureau, for compliance with various laws and regulations, as well as consumer compliance initiatives. As a result of this regulatory oversight and examination process, our regulators can require us to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which we could be required to take identified corrective actions to address cited concerns, or to refrain from taking certain actions.

As previously disclosed, we entered into a memorandum of understanding with the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance (“GA DBF”) pursuant to which we agreed to implement plans that are intended to, among other things, minimize credit losses and reduce the amount of our problem assets, limit and manage our concentrations in commercial real estate loans, improve our credit risk management and related policies and procedures, address liquidity management and current and future capital requirements, strengthen enterprise risk management practices, and provide for succession planning for key corporate and regional management positions and our board of directors. The memorandum of understanding also requires that we inform and consult with the Federal Reserve Board prior to declaring and paying any future dividends, and obtain the prior approval of the Federal Reserve Bank of Atlanta and the GA DBF prior to increasing the quarterly cash dividend on our common stock above $0.01 per share.

As previously disclosed, Synovus Bank is presently subject to a memorandum of understanding with the GA DBF and the FDIC that is substantially similar in substance and scope to the holding company memorandum of understanding described above. The bank memorandum of understanding also requires that Synovus Bank obtain approval from the GA DBF and the FDIC prior to paying any cash dividends to Synovus and provides that, as a result of our Charter Consolidation, we will take all necessary steps to avoid customer confusion as a result of our proposed use of trade names at our various bank branches and to update our long-term strategic plan to reflect the Charter Consolidation and the various actions we have otherwise agreed to implement under the memorandum of understanding. Synovus Bank was previously also subject to a memorandum of understanding with the FDIC relating to its subsidiary Synovus Mortgage. Effective July 20, 2011, the Synovus Mortgage memorandum of understanding was terminated by the FDIC as a result of Synovus’ remediation of the issues set forth in the memorandum of understanding. In addition, as a result of recent compliance exams, Synovus Bank entered into an informal written agreement with the FDIC relating to certain compliance matters. Under this agreement, Synovus Bank is required to implement written action plans, policies and procedures to address and remediate identified compliance concerns and furnish written quarterly progress reports to the FDIC.

If we are unable to comply with the terms of our current supervisory agreements, or if we become subject to and are unable to comply with the terms of any future regulatory actions or directives, supervisory agreements, or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including consent orders, prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our common stock and Series A Preferred Stock. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such supervisory action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our common stock. See “Part I – Item 1. Business – Supervision, Regulation, and Other Factors” of Synovus’ 2010 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

In prior periods, Synovus received previously owned shares of its common stock as payment of the exercise price of stock options and shares withheld to cover taxes on vesting for non-vested shares granted. No shares of Synovus’ common stock were delivered during the three months ended June 30, 2011.

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

10.1

Synovus Financial Corp. 2011 Director Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 27, 2011 as filed with the Securities and Exchange Commission on May 3, 2011.

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report

101	Interactive data file**

**	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

Date:	August 9, 2011	BY:	/s/ Thomas J. Prescott
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

10.1

Synovus Financial Corp. 2011 Director Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 27, 2011 as filed with the Securities and Exchange Commission on May 3, 2011.

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report

101	Interactive data file**

**	To be filed by amendment.