Form 10-Q/A
period 2011-06-30
SYNOVUS FINANCIAL CORP
filed 2011-09-07
CIK 18349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Synovus Financial Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (“Synovus’ June 30, 2011 10-Q”), as filed with the Securities and Exchange Commission on August 9, 2011, is to furnish Exhibit 101 to Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 furnishes the following financial and related information from Synovus’ June 30, 2011 10-Q formatted in eXtensible Business Reporting Language (“XBRL”):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

No other changes have been made to Synovus’ June 30, 2011 10-Q. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of Synovus’ June 30, 2011 10-Q, or modify or update any disclosure made in Synovus’ June 30, 2011 10-Q.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and that these are not official publicly filed financial statements of Synovus Financial Corp. Users are further advised pursuant to Rule 406T of Regulation S-T that the interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Certification of Chief Executive Officer.*

31.2	Certification of Chief Financial Officer.*

32	Certification of Periodic Report.*

101	Interactive data file.**

*	Filed as an exhibit to Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

**	Furnished with this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

Date: September 7, 2011	BY:	/s/ Thomas J. Prescott
Thomas J. Prescott
Executive Vice President and Chief Financial Officer

ITEM 6 - EXHIBITS

(a) Exhibits	Description

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

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Certification of Chief Executive Officer.*

31.2	Certification of Chief Financial Officer.*

32	Certification of Periodic Report.*

101	Interactive data file.**

*	Filed as an exhibit to Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

**	Furnished with this Form 10-Q/A.

5