Form 10-Q
period 2011-09-30
SYNOVUS FINANCIAL CORP
filed 2011-11-09
CIK 18349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐             No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	October 31, 2011
Common Stock, $1.00 Par Value	785,280,277 shares

SYNOVUS FINANCIAL CORP.

SYNOVUS FINANCIAL CORP.

INDEX OF DEFINED TERMS

ALCO - Asset Liability Management Committee

ASC - Accounting Standards Codification

ASU - Accounting Standards Update

BOV - broker’s opinion of value

bp - basis point

CD - certificate of deposit

C&D - residential construction and development

CB&T - Columbus Bank and Trust Company, a division of Synovus Bank. Synovus Bank is a wholly owned subsidiary of Synovus Financial Corp.

Charter Consolidation - Synovus’ consolidation of its banking subsidiaries into a single bank charter in 2010

CPP - U.S. Department of the Treasury Capital Purchase Program

Dodd-Frank Act - The Dodd-Frank Wall Street Reform and Consumer Protection Act

DTA - deferred tax asset

EL - expected loss

Exchange Act - Securities Exchange Act of 1934, as amended

FASB - Financial Accounting Standards Board

FDIC - Federal Deposit Insurance Corporation

FFIEC - Federal Financial Institutions Examination Council

FHLB - Federal Home Loan Bank

FICO - Fair Isaac Corporation

GAAP - U.S. Generally Accepted Accounting Principles

GDP - Gross Domestic Product

GSE - government sponsored enterprise

HELOC - home equity line of credit

IFRS - International Financial Reporting Standards

IRC - Internal Revenue Code

IRS - Internal Revenue Service

LGD - loss given default

LIBOR - London Interbank Offered Rate

LIHTC - low income housing tax credit

LTV - loan-to-collateral value ratio

MBS - mortgage-backed securities

nm - not meaningful

NPA - non-performing asset

NPL - non-performing loan

NSF - non-sufficient funds

ORE - other real estate

PD - probability of default

Report - quarterly report on Form 10-Q

Retiree Medical Plan or Plan - the Synovus Retiree Medical Plan

SEC - U.S. Securities and Exchange Commission

Securities Act - Securities Act of 1933, as amended

Shared Deposit - Prior to the Charter Consolidation, Synovus offered this deposit product which gave its customers the opportunity to access up to $7.5 million in FDIC insurance by spreading deposits across its 30 separately-chartered banks.

Synovus - Synovus Financial Corp.

Synovus’ 2010 10-K - Synovus’ annual report on Form 10-K/A for the year ended December 31, 2010

Synovus Mortgage - Synovus Mortgage Corp.

TARP - Troubled Asset Relief Program

TBA - to-be-announced (with respect to mortgage-backed securities to be delivered in the future)

TDR - troubled debt restructuring

The Covered Litigation - Certain Visa, Inc. litigation for which Visa is indemnified by Visa USA members

The Visa Derivative - A derivative contract with the purchaser of Visa Class B shares which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares into Visa Class A shares.

tMEDS - tangible equity units

VIE - variable interest entity

Visa - Visa, Inc.

Visa Class B shares - Class B shares of common stock issued by Visa, Inc. which are subject to restrictions with respect to sale until all of the Covered Litigation has been settled.

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

SYNOVUS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(unaudited)

	September 30,	December 31,
(in thousands, except share data)	2011	2010
ASSETS
Cash and cash equivalents	$452,034	389,021
Interest bearing funds with Federal Reserve Bank	2,750,953	3,103,896
Interest earning deposits with banks	21,560	16,446
Federal funds sold and securities purchased under resale agreements	189,304	160,502
Trading account assets, at fair value	17,467	22,294
Mortgage loans held for sale, at fair value	125,379	232,839
Other loans held for sale	53,074	127,365
Investment securities available for sale, at fair value	3,596,511	3,440,268
Loans, net of deferred fees and costs	20,102,086	21,585,763
Allowance for loan losses	(595,383)	(703,547)

Loans, net	19,506,703	20,882,216

Premises and equipment, net	488,074	544,971
Goodwill	24,431	24,431
Other intangible assets, net	9,482	12,434
Other real estate	239,255	261,305
Other assets	779,697	875,160

Total assets	$28,253,924	30,093,148

LIABILITIES AND EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$5,249,335	4,298,372
Interest bearing deposits, excluding brokered deposits	15,702,461	17,049,583
Brokered deposits	2,157,631	3,152,349

Total deposits	23,109,427	24,500,304

Federal funds purchased and other short-term borrowings	328,806	499,226
Long-term debt	1,522,334	1,808,161
Other liabilities	463,909	260,910

Total liabilities	25,424,476	27,068,601

Equity
Shareholders’ equity:
Cumulative perpetual preferred stock – no par value. Authorized 100,000,000 shares; 967,870 issued and outstanding at September 30, 2011 and December 31, 2010	944,538	937,323
Common stock - $1.00 par value. Authorized 1,200,000,000 shares; issued 790,973,729 at September 30, 2011 and 790,956,289 at December 31, 2010; outstanding 785,280,277 at September 30, 2011 and 785,262,837 at December 31, 2010	790,974	790,956
Additional paid-in capital	2,254,068	2,293,264
Treasury stock, at cost - 5,693,452 shares at September 30, 2011 and December 31, 2010	(114,176)	(114,176)
Accumulated other comprehensive income	32,189	57,158
Accumulated deficit	(1,078,145)	(966,607)

Total shareholders’ equity	2,829,448	2,997,918

Non-controlling interest in subsidiaries	—	26,629

Total equity	2,829,448	3,024,547

Total liabilities and equity	$28,253,924	30,093,148

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Interest income:
Loans, including fees	$773,586	893,120	251,952	289,320
Investment securities available for sale	83,969	101,646	26,620	32,163
Trading account assets	691	606	212	184
Mortgage loans held for sale	4,343	5,655	1,309	2,507
Other loans held for sale	302	15	5	(6)
Federal funds sold and securities purchased under resale agreements	95	170	25	67
Interest on Federal Reserve Bank balances	5,363	5,798	1,839	2,252
Interest earning deposits with banks	104	14	8	3

Total interest income	868,453	1,007,024	281,970	326,490

Interest expense:
Deposits	138,086	228,595	42,653	68,824
Federal funds purchased and other short-term borrowings	851	1,557	256	470
Long-term debt	32,518	32,506	10,458	11,736

Total interest expense	171,455	262,658	53,367	81,030

Net interest income	696,998	744,366	228,603	245,460
Provision for losses on loans	364,230	878,872	102,325	239,020

Net interest income (expense) after provision for losses on loans	332,768	(134,506)	126,278	6,440

Non-interest income:
Service charges on deposit accounts	59,595	80,867	20,039	26,711
Fiduciary and asset management fees	35,046	33,103	11,631	10,408
Brokerage revenue	19,067	19,435	6,556	6,736
Mortgage revenue, net	15,469	22,295	7,427	10,163
Bankcard fees	34,344	29,989	11,562	10,674
Investment securities gains (losses), net	64,670	(1,043)	62,873	(612)
Other fee income	15,643	16,372	5,423	5,440
(Decrease) increase in fair value of private equity investments, net	(941)	5,703	(771)	3,521
Other non-interest income	22,512	18,735	8,652	8,723

Total non-interest income	265,405	225,456	133,392	81,764

Non-interest expense:
Salaries and other personnel expense	278,033	313,885	93,184	105,933
Net occupancy and equipment expense	86,698	91,877	27,981	31,311
FDIC insurance and other regulatory fees	45,826	52,794	15,463	16,178
Foreclosed real estate expense, net	101,716	142,837	37,108	50,890
(Gains) losses on other loans held for sale, net	(2,591)	73	(846)	—
Professional fees	30,264	33,399	10,135	12,424
Data processing expense	27,225	33,123	9,024	11,117
Restructuring charges	30,026	3,420	2,587	3,420
Loss on curtailment of post-retirement defined benefit plan	398	—	—	—
Other operating expenses	87,088	109,162	27,916	37,738

Total non-interest expense	684,683	780,570	222,552	269,011

(Loss) income from continuing operations before income taxes	(86,510)	(689,620)	37,118	(180,807)
Income tax expense (benefit)	1,690	(21,034)	6,910	360

(Loss) income from continuing operations	(88,200)	(668,586)	30,208	(181,167)
Income from discontinued operations, net of income taxes and non- controlling interest	—	43,162	—	—

Net (loss) income	(88,200)	(625,424)	30,208	(181,167)
Net (loss) income available to non-controlling interest	(220)	(313)	—	277

Net (loss) income available to controlling interest	(87,980)	(625,111)	30,208`	(181,444)
Dividends and accretion of discount on preferred stock	43,510	43,079	14,541	14,394

Net (loss) income available to common shareholders	$(131,490)	(668,190)	15,667	(195,838)

Net (loss) income per common share, basic and diluted:
Net (loss) income from continuing operations available to common shareholders	$(0.17)	(1.09)	0.02	(0.25)

Net (loss) income available to common shareholders	$(0.17)	(1.03)	0.02	(0.25)

Weighted average common shares outstanding, basic	785,267	651,507	785,280	784,916

Weighted average common shares outstanding, diluted	785,267	651,507	910,816	784,916

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)	Non- Controlling Interest	Total
Balance at December 31, 2009	$928,207	495,514	1,604,362	(114,155)	84,806	(147,693)	20,460	2,871,501
Net loss	—	—	—	—	—	(625,111)	(313)	(625,424)
Other comprehensive income, net of tax:
Change in net unrealized gain on cash flow hedges	—	—	—	—	(9,768)	—	—	(9,768)
Change in net unrealized gains and losses on investment securities available for sale, net of reclassification adjustment	—	—	—	—	16,756	—	—	16,756
Amortization of post-retirement unfunded health benefit	—	—	—	—	(682)	—	—	(682)

Other comprehensive income	—	—	—	—	6,306	—	—	6,306

Comprehensive loss								(619,118)

Cash dividends declared on common stock — $0.03 per share	—	—	—	—	—	(20,603)	—	(20,603)
Cash dividends paid on preferred stock	—	—	(36,295)	—	—	—	—	(36,295)
Accretion of discount on preferred stock	6,784	—	(6,784)	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	293,250	475,864	—	—	—	—	769,114
Issuance of prepaid common stock purchase contracts	—	—	265,564	—	—	—	—	265,564
Settlement of prepaid common stock purchase contracts	—	1,959	(1,959)	—	—	—	—	—
Treasury shares purchased	—	—	—	(21)	—	—	—	(21)
Issuance of non-vested stock, net of forfeitures	—	(5)	5	—	—	—	—	—
Restricted share unit activity	—	32	(32)	—	—	—	—	—
Share-based compensation expense	—	—	5,980	—	—	—	—	5,980
Stock options exercised	—	1	—	—	—	—	—	1
Share-based compensation tax deficiency	—	—	(127)	—	—	—	—	(127)
Change in ownership at majority-owned subsidiary	—	—	—	—	—	217	4,796	5,013

Balance at September 30, 2010	$934,991	790,751	2,306,578	(114,176)	91,112	(793,190)	24,943	3,241,009

Balance at December 31, 2010	$937,323	790,956	2,293,264	(114,176)	57,158	(966,607)	26,629	3,024,547
Net loss	—	—	—	—	—	(87,980)	(220)	(88,200)
Other comprehensive loss, net of tax:
Change in net unrealized gains and losses on cash flow hedges	—	—	—	—	(9,451)	—	—	(9,451)
Change in net unrealized gains and losses on investment securities available for sale, net of reclassification adjustment	—	—	—	—	(15,518)	—	—	(15,518)

Other comprehensive loss	—	—	—	—	(24,969)	—	—	(24,969)

Comprehensive loss								(113,169)

Cash dividends declared on common stock — $0.03 per share	—	—	—	—	—	(23,558)	—	(23,558)
Cash dividends paid on preferred stock	—	—	(36,296)	—	—	—	—	(36,296)
Accretion of discount on preferred stock	7,215	—	(7,215)	—	—	—	—	—
Restricted share unit activity	—	18	(18)	—	—	—	—	—
Share-based compensation expense	—	—	4,333	—	—	—	—	4,333
Change in ownership at majority-owned subsidiary	—	—	—	—	—	—	(26,409)	(26,409)

Balance at September 30, 2011	$944,538	790,974	2,254,068	(114,176)	32,189	(1,078,145)	—	2,829,448

See accompanying notes to consolidated financial statements.

SYNOVUS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2011	2010
Operating activities
Net loss	$(88,200)	(625,424)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on loans	364,230	878,872
Depreciation, amortization, and accretion, net	34,911	32,782
Deferred income tax benefit	(341)	(945)
Decrease in interest receivable	16,950	22,219
Decrease in interest payable	(12,676)	(15,502)
Decrease (increase) in trading account assets	4,827	(691)
Originations of mortgage loans held for sale	(665,277)	(948,349)
Proceeds from sales of mortgage loans held for sale	776,557	858,704
Gain on sale of mortgage loans held for sale	(5,292)	(9,348)
Decrease in prepaid and other assets	75,637	384,310
Increase in accrued salaries and benefits	4,870	5,107
Increase in other liabilities	4,872	31,790
Investment securities (gains) losses, net	(64,670)	1,043
(Gain) loss on sale of other loans held for sale, net	(2,591)	73
Loss on other real estate	87,814	123,114
Decrease (increase) in fair value of private equity investments, net	941	(5,703)
Gain on sale of merchant services business	—	(69,466)
Impairment charge on other assets held for sale	7,005	—
Gain on sale of other assets held for sale	(1,247)	—
Loss on curtailment of post-retirement health benefit plan	398	—
Share-based compensation	4,333	5,980
Other, net	(7,323)	2,460

Net cash provided by operating activities	535,728	671,026

Investing activities
Net increase in interest earning deposits with banks	(5,114)	(9,737)
Net (increase) decrease in federal funds sold and securities purchased under resale agreements	(28,802)	26,609
Net decrease (increase) in interest bearing funds with Federal Reserve Bank	352,943	(1,211,588)
Proceeds from maturities and principal collections of investment securities available for sale	784,961	781,000
Proceeds from sales of investment securities available for sale	1,753,686	3,073
Purchases of investment securities available for sale	(2,444,695)	(894,770)
Proceeds from sale of loans	395,944	255,560
Principal repayments by borrowers on other loans held for sale	38,385	62,257
Net decrease in loans	456,638	1,184,399
Proceeds from sale of other real estate	124,663	182,568
Purchases of premises and equipment	(10,665)	(16,833)
Proceeds from disposals of premises and equipment	6,414	2,720
Proceeds from sale of other assets held for sale	4,616	—
Proceeds from sale of merchant services business	—	69,466

Net cash provided by investing activities	1,428,974	434,724

Financing activities
Net increase (decrease) in demand and savings deposits	490,521	(241,597)
Net decrease in certificates of deposit	(1,881,398)	(1,955,711)
Net decrease in federal funds purchased and other short-term borrowings	(170,420)	(64,709)
Principal repayments on long-term debt	(445,538)	(373,597)
Proceeds from issuance of long-term debt	165,000	370,355
Treasury shares purchased	—	(21)
Dividends paid to common shareholders	(23,558)	(17,648)
Dividends paid to preferred shareholders	(36,296)	(36,295)
Proceeds from the issuance of prepaid common stock purchase contracts	—	265,564
Proceeds from issuance of common stock	—	769,114

Net cash used in financing activities	(1,901,689)	(1,284,545)

Increase (decrease) in cash and cash equivalents	63,013	(178,795)
Cash and due from banks at beginning of period	389,021	564,482

Cash and due from banks at end of period	$452,034	385,687

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to the SEC Form 10-Q; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with GAAP. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in Synovus’ 2010 10-K. There have been no significant changes to the accounting policies as disclosed in Synovus’ 2010 10-K.

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

A substantial portion of Synovus’ loans are secured by real estate in five southeastern states (Georgia, Alabama, Florida, South Carolina, and Tennessee). Accordingly, the ultimate collectability of a substantial portion of Synovus’ loan portfolio is susceptible to changes in market conditions in these areas. Total commercial real estate loans represent 37.0% of the total loan portfolio at September 30, 2011. Due to declines in real estate values over the past three years, the loans in the commercial real estate portfolio may have a greater risk of non-collection than other loans. Based on available information, management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the ability of borrowers to repay their loans, and management’s plans for disposition. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Synovus’ allowance for loan losses. Such agencies may require Synovus to make changes to the allowance for loan losses based on their judgment of information available to them at the time of their examination.

Goodwill is tested for impairment on an annual basis and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Synovus completed its 2011 annual review as of June 30, 2011 and concluded there was no impairment of goodwill as of this date.

Notes to Consolidated Financial Statements (Unaudited)

Supplemental Cash Flow Information

Supplemental cash flow information for the nine months ended September 30, 2011 and 2010 is presented in the table below.

	Nine Months Ended September 30,
(in thousands)	2011	2010
Cash Paid (Received) During the Period for:
Income tax payments (refunds), net	$2,821	(324,963)
Interest paid	154,456	240,741

Non-cash Investing Activities (at Fair Value):
(Decrease) increase in unrealized gains net of unrealized losses on available for sale securities(1)	(15,502)	27,418
(Decrease) increase in unrealized gains net of unrealized losses on hedging instruments(1)	(2,475)	23,993
Mortgage loans held for sale transferred to loans	6,442	2,806
Purchase commitments for mortgage-backed securities TBA	205,938	—
Loans foreclosed and transferred to other real estate	173,461	293,555
Loans transferred to other loans held for sale	407,668	337,837
Other loans held for sale transferred to loans	20,043	3,427
Other loans held for sale foreclosed and transferred to other real estate	16,966	2,264
Premises and equipment transferred to other assets held for sale(2)	28,048	—
Write down to fair value for other loans held for sale	13,213	5,281
Impairment loss on available for sale securities	1,641	1,198

(1)	Changes in unrealized gains on available for sale securities, fair value hedges, and cash flow hedges have not been adjusted for the impact of deferred taxes.
(2)

Amounts transferred include $17.0 million, net of asset impairment charges, related to premises impacted by branch closings discussed further in Note 2 “Restructuring Charges” herein and $11.8 million of other vacant premises and land originally acquired for future branch development. Amounts presented are net of impairment charges incurred to record the transferred assets at the lower of their cost or fair value consistent with ASC 360.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and due from banks. At September 30, 2011 and December 31, 2010, cash and cash equivalents include $60.5 million and $66.6 million, respectively, on deposit to meet Federal Reserve Bank requirements, and includes $33.1 million at September 30, 2011 which is restricted as to withdrawal. There were no cash and cash equivalents restricted as to withdrawal at December 31, 2010.

Short-term Investments

Short-term investments consist of interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements. Interest earning deposits with banks include $11.4 million at September 30, 2011 and $11.3 million at December 31, 2010, which is pledged as collateral in connection with certain letters of credit. Federal funds sold include $141.1 million at September 30, 2011 and $154.6 million at December 31, 2010, which is pledged to collateralize derivative instruments in a net liability position.

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

Effective December 31, 2010, Synovus adopted certain of the key provisions of ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,

Notes to Consolidated Financial Statements (Unaudited)

(“ASU 2010-20”). Additionally, in January 2011, ASU 2011-01, Deferral of the Effective Date of Disclosures About Troubled Debt Restructurings in Update No. 2010-20, was issued which temporarily delays the disclosure requirements related to modifications to be effective concurrent with the effective date of ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2010-20 amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for loan losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for loan losses as well as changes in the allowance and reasons for those changes. Most of the new and amended disclosures in the ASU were effective December 31, 2010; however, the disclosures that include information for activity that occurs during a reporting period became effective January 1, 2011. Those disclosures include (1) the activity in the allowance for loan losses for each period and (2) disclosures about modifications of financing receivables. The impact of adoption for Synovus was the inclusion of additional disclosures in Synovus’ consolidated financial statements.

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

Effective July 1, 2011, Synovus adopted ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The ASU provides additional guidance to assist creditors in determining whether a modification or restructuring of a receivable meets the criteria to be considered a TDR, both for purposes of recognizing loan losses and additional disclosures regarding TDRs. A modification of a credit arrangement constitutes a TDR if it constitutes a concession and the debtor is experiencing financial difficulties. The clarification for classification of loans as TDRs that was provided in ASU 2011-02, was applied to all debt restructurings occurring on or after January 1, 2011, and the measurement of impairment for those newly identified TDRs was applied prospectively beginning on July 1, 2011. The related disclosures, which were previously deferred by ASU 2011-01, were also included for the interim reporting period ended September 30, 2011, and will be included for subsequent reporting periods. While the adoption of ASU 2011-02 resulted in an increase of approximately $190 million in loans identified as TDRs, primarily due to consideration of the interest rate granted as compared to the market interest rate for a loan with similar risk attributes, there was not a material impact on the September 30, 2011 allowance for loan losses.

Notes to Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Standards Updates

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The ASU modifies the criteria for determining when repurchase agreements and other similar agreements would be accounted for as financings (secured borrowings/lending agreements) as opposed to sales (purchases) with commitments to repurchase (resell). In addition, ASU 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in default by the transferee, which makes the level of cash collateral received by the transferor in a repossession or other similar agreement irrelevant in determining if it should be accounted for as a sale. As a result, more agreements will be accounted for as financings. The FASB believes that contractual rights and obligations determine effective control, and there does not need to be a requirement to assess the ability to exercise those rights. The guidance in this ASU is effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011. Early adoption is not permitted. Synovus is currently evaluating the impact of adopting ASU 2011-03 on its financial position and results of operations but has not yet completed its assessment.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This guidance improves and aligns fair value measurement and disclosure requirements under U.S. GAAP and IFRS. ASU 2011-04 requires premiums and discounts, such as control premiums or non-controlling interest discounts, to be applied in a fair value measurement categorized within Level 2 or Level 3 of the fair value hierarchy if market participants would use such factors when pricing the asset or liability. However, blockage factors related to the size of a holding are not permitted in a fair value measurement because a fair value measurement reflects the value of the asset or liability to a market participant for a particular unit of account and is not necessarily representative of the value of the entire holding. This ASU also expands disclosure requirements about fair value measurements including information about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the Consolidated Balance Sheets, but for which the fair value of such items is required to be disclosed. ASU 2011-04 is effective for the first interim or annual period beginning on or after December 15, 2011. Early adoption is not permitted. Synovus is currently evaluating the impact of adopting ASU 2011-04 on its financial position and results of operations but has not yet completed its assessment.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The main provisions of this ASU provide the option to present comprehensive income in either one or two consecutive financial statements. A single statement presentation must include the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, the components of net income and total net income are presented in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. The amendments of this ASU will be applied retrospectively by Synovus and are effective for the first interim period beginning on or after December 31, 2011. Early adoption is permitted. The impact of adoption for Synovus will be a change in the format of presentation of comprehensive income. Synovus has not yet determined whether it will use a single statement or a two statement approach.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (the revised standard). Under the new standards, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. The revised standard is effective for

Notes to Consolidated Financial Statements (Unaudited)

annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. Synovus is currently evaluating the impact of adopting ASU 2011-03 on its current approach to evaluating goodwill impairment, and at this point, Synovus does not anticipate making significant changes to the current approach that has been applied on a historic basis.

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

Note 2 - Restructuring Charges

In January 2011, Synovus announced efficiency and growth initiatives intended to streamline operations, boost productivity, reduce expenses, and increase revenue. During the three months ended March 31 and June 30, 2011, Synovus recognized restructuring charges of $24.3 million and $3.1 million, respectively, associated with these initiatives. During the three months ended September 30, 2011, Synovus incurred additional restructuring charges of $2.6 million ($1.0 million of severance charges and $1.6 million of professional fees and other charges). For the nine months ended September 30, 2011, total restructuring charges are as follows:

(in thousands)
Severance charges	$17,310
Lease termination charges	3,107
Asset impairment charges	5,625
Professional fees and other charges	3,984

Total restructuring charges	$30,026

As part of these efficiency initiatives, Synovus closed 31 branches during the nine months ended September 30, 2011 and transferred $17.0 million of premises and equipment, net of asset impairment charges, to other assets held for sale, a component of other assets on the consolidated statement of financial position. During the nine months ended September 30, 2011, Synovus recognized impairment charges of $5.6 million upon transfer to other assets held for sale.

The liability for restructuring activities was $2.9 million at September 30, 2011 which includes estimated severance payments and lease termination payments. Cash payments associated with this liability are expected to occur over the next six months.

The liability for severance charges was recognized in accordance with the one-time employee termination benefit provisions of ASC 420-10-25 upon management’s commitment to a plan identifying the number of employees to be terminated, the terms of the benefit arrangement, and upon communication of this information to the employees to be terminated. While recognition of restructuring charges is triggered by communication of the plan and benefit information to affected employees, the timing of recognition depends on whether an employee is required to render further service in order to receive the termination benefits. For employees who are not required to render further service in order to receive termination benefits or who are not required to render service beyond a minimum retention period of 60 days, a liability is recognized on the date of communication to affected employees. For employees who are required to work beyond the minimum retention period in order to receive termination benefits, the fair value of termination benefits at the communication date is recognized ratably over the future service period.

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

Note 3 – Comprehensive Income (Loss)

Other comprehensive income (loss) consists of the change in net unrealized losses on cash flow hedges, the change in net unrealized gains (losses) on investment securities available for sale, and the amortization of the post-retirement unfunded health benefit. Comprehensive income (loss) consists of net income (loss) plus other comprehensive income (loss).

Comprehensive income (loss) for the nine and three months ended September 30, 2011 and 2010 is presented below.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Net (loss) income	$(88,200)	(625,424)	30,208	(181,167)
Other comprehensive income (loss), net of tax:
Change in net unrealized gains on cash flow hedges	(9,451)	(9,768)	(5,091)	(3,188)
Change in net unrealized gains and losses on investment securities available for sale, net of reclassification adjustment	(15,518)	16,756	(28,625)	(6,818)
Amortization of post-retirement unfunded health benefit	—	(682)	—	46

Other comprehensive (loss) income	(24,969)	6,306	(33,716)	(9,960)

Comprehensive loss	$(113,169)	(619,118)	(3,508)	(191,127)

Note 4 – Investment Securities

The following table summarizes Synovus’ available for sale investment securities as of September 30, 2011 and December 31, 2010.

	September 30, 2011
(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$41,034	22	—	41,056
U.S. Government agency securities	37,523	3,168	—	40,691
Securities issued by U.S. Government sponsored enterprises	926,471	15,926	(1,536)	940,861
Mortgage-backed securities issued by U.S. Government agencies	393,593	21,104	—	414,697
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,673,731	44,842	(1,946)	1,716,627
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	399,335	3,538	(5)	402,868
State and municipal securities	27,209	804	(22)	27,991
Equity securities	6,591	—	(320)	6,271
Other investments	5,449	—	—	5,449

Total	$3,510,936	89,404	(3,829)	3,596,511

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2010
(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$251,842	5,830	—	257,672
U.S. Government agency securities	48,107	3,685	(1)	51,791
Securities issued by U.S. Government sponsored enterprises	846,536	18,845	(3,061)	862,320
Mortgage-backed securities issued by U.S. Government agencies	447,502	12,706	(370)	459,838
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,569,955	65,421	(5,931)	1,629,445
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	28,985	1,011	(2)	29,994
State and municipal securities	49,385	1,066	(108)	50,343
Equity securities	11,970	836	—	12,806
Other investments	84,909	1,150	—	86,059

Total	$3,339,191	110,550	(9,473)	3,440,268

(1)	Amortized cost is adjusted for other-than-temporary impairment charges which have been recognized

At September 30, 2011 and December 31, 2010, investment securities with a carrying value of $2.47 billion and $2.63 billion, respectively, were pledged to secure certain deposits, securities sold under repurchase agreements, payment network arrangements, and FHLB advances as required by law and contractual agreements.

Synovus has reviewed investment securities that are in an unrealized loss position as of September 30, 2011 and December 31, 2010 for other-than-temporary impairment and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. Synovus does not intend to sell these investment securities, and it is more likely than not that Synovus will not be required to sell these securities prior to recovery or maturity. The unrealized losses are related primarily to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that the securities are other-than-temporarily impaired. These factors include length of time that the security has been in a loss position, the extent to which the fair value has been below amortized cost, and the credit standing of the issuer.

Notes to Consolidated Financial Statements (Unaudited)

Gross unrealized losses on investment securities available for sale, fair value of the related securities aggregated by investment category, and length of time that these securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011
	Less than 12 Months		12 Months or Longer		Total Fair Value
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	—	—	—	—	—
U.S. Government agency securities	—	—	—	—	—	—
Securities issued by U.S. Government sponsored enterprises	348,451	(1,536)	—	—	348,451	(1,536)
Mortgage-backed securities issued by U.S. Government agencies	—	—	—	—	—	—
Mortgage-backed securities issued by U.S. Government sponsored enterprises	437,074	(1,946)	—	—	437,074	(1,946)
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	474	(5)	—	—	474	(5)
State and municipal securities	—	—	1,012	(22)	1,012	(22)
Equity securities	2,435	(320)	—	—	2,435	(320)
Other investments	—	—	—	—	—	—

Total	$788,434	(3,807)	1,012	(22)	789,446	(3,829)

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total Fair Value
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	—	—	—	—	—
U.S. Government agency securities	191	(1)	—	—	191	(1)
Securities issued by U.S. Government sponsored enterprises	181,430	(3,061)	—	—	181,430	(3,061)
Mortgage-backed securities issued by U.S. Government agencies	70,577	(370)	—	—	70,577	(370)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	491,838	(5,931)			491,838	(5,931)
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	1,007	(2)	—	—	1,007	(2)
State and municipal securities.	4,643	(70)	1,506	(38)	6,149	(108)
Equity securities	—	—	—	—	—	—
Other investments	—	—	—	—	—	—

Total	$749,686	(9,435)	1,506	(38)	751,192	(9,473)

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value by contractual maturity of investment securities available for sale at September 30, 2011 are shown below. The expected life of mortgage-backed securities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been classified based on the contractual maturity date.

	Distribution of Maturities at September 30, 2011
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Amortized Cost
U.S. Treasury securities	$41,034	—	—	—	—	41,034
U.S. Government agency securities	—	451	30,050	7,022	—	37,523
Securities issued by U.S. Government sponsored enterprises	14,972	911,499	—	—	—	926,471
Mortgage-backed securities issued by U.S. Government agencies	—	326	240	393,027	—	393,593
Mortgage-backed securities issued by U.S. Government sponsored enterprises	544	27,562	585,417	1,060,208	—	1,673,731
Collateralized mortgage-backed securities issued by U.S. Government sponsored enterprises	—	—	267	399,068	—	399,335
State and municipal securities	4,493	11,103	7,183	4,430	—	27,209
Other investments	—	1,449	—	4,000	—	5,449
Securities with no stated maturity (equity securities)	—	—	—	—	6,591	6,591

Total	$61,043	952,390	623,157	1,867,755	6,591	3,510,936

Fair Value
U.S. Treasury securities	$41,056	—	—	—	—	41,056
U.S. Government agency securities	—	454	32,374	7,863	—	40,691
Securities issued by U.S. Government sponsored enterprises	15,418	925,443	—	—	—	940,861
Mortgage-backed securities issued by U.S. Government agencies	—	345	256	414,096	—	414,697
Mortgage-backed securities issued by U.S. Government sponsored enterprises	550	28,595	586,030	1,101,452	—	1,716,627
Collateralized mortgage-backed securities issued by U.S. Government sponsored enterprises	—	—	273	402,595	—	402,868
State and municipal securities	4,521	11,485	7,366	4,619	—	27,991
Other investments	—	1,449	—	4,000	—	5,449
Securities with no stated maturity (equity securities)	—	—	—	—	6,271	6,271

Total	$61,545	967,771	626,299	1,934,625	6,271	3,596,511

Proceeds from sales, gross gains and gross losses on sales of securities available for sale for the nine and three months ended September 30, 2011 and 2010 are presented below. Other-than-temporary impairment charges of $1.6 million are included in gross realized losses for the nine and three months ended September 30, 2011. For the nine and three months ended September 30, 2010, charges for other-than-temporary impairment were $1.2 million and $749 thousand, respectively.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Proceeds	$1,753,686	3,073	1,738,007	2,829
Gross realized gains	66,317	155	64,516	137
Gross realized losses	(1,647)	(1,198)	(1,643)	(749)

Investment securities gains (losses), net	$64,670	(1,043)	62,873	(612)

Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Other Loans Held for Sale

Loans are transferred to other loans held for sale at fair value when Synovus makes the determination to sell specifically identified loans. The fair value of the loans is primarily determined by analyzing the underlying collateral of the loan and the anticipated external market prices of similar assets less estimated costs to sell. At the time of transfer, if the fair value is less than the carrying amount, the difference is recorded as a charge-off against the allowance for loan losses. Decreases in the fair value subsequent to the transfer, as well as losses (gains) realized from sale of these loans, are recognized as a component of non-interest expense on the consolidated statements of operations.

During the nine and three months ended September 30, 2011, Synovus transferred loans with a carrying value immediately preceding the transfer totaling $567.6 million and $168.8 million, respectively, to other loans held for sale. Synovus recognized charge-offs upon transfer on these loans totaling $159.9 million and $50.7 million for the nine and three months ended September 30, 2011, respectively. These charge-offs which resulted in a new cost basis of $407.7 million and $118.1 million, respectively, for the loans transferred during the nine and three months ended September 30, 2011 were based on the fair value, less estimated costs to sell, of the loans at the time of transfer.

During the nine and three months ended September 30, 2010, Synovus transferred loans with a carrying value immediately preceding the transfer totaling $138.0 million and $28.2 million, respectively, to other loans held for sale. Synovus recognized charge-offs upon transfer on these loans totaling $55.7 million and $5.1 million for the nine and three months ended September 30, 2010, respectively. These charge-offs which resulted in a new cost basis of $82.3 million and $23.1 million, respectively, for the loans transferred during the nine and three months ended September 30, 2010 were based on the fair value less costs to sell of the loans at the time of transfer.

Note 6 – Loans and Allowance for Loan Losses

Loans outstanding, by classification, are summarized below.

(in thousands)	September 30, 2011	December 31, 2010
Investment properties	$4,595,948	5,059,102
1-4 family properties	1,726,391	2,102,787
Land acquisition	1,119,947	1,218,691

Total commercial real estate	7,442,286	8,380,580

Commercial and industrial	8,813,106	9,264,811

Home equity lines	1,612,798	1,648,039
Consumer mortgages	1,426,024	1,475,261
Credit cards	267,810	284,970
Other retail loans	550,106	542,538

Total retail	3,856,738	3,950,808

Total loans	20,112,130	21,596,199

Deferred fees and costs, net	(10,044)	(10,436)

Total loans, net of deferred fees and costs	$20,102,086	21,585,763

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

Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio class as of September 30, 2011 and December 31, 2010.

Summary of Current, Accruing Past Due, and Nonaccrual Loans

	September 30, 2011
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Nonaccrual	Total
Investment properties	$4,465,313	22,454	1,026	23,480	107,155	4,595,948
1-4 family properties	1,493,173	21,759	366	22,125	211,093	1,726,391
Land acquisition	881,079	7,060	170	7,230	231,638	1,119,947

Total commercial real estate	6,839,565	51,273	1,562	52,835	549,886	7,442,286

Commercial and industrial	8,478,382	78,504	15,088	93,592	241,132	8,813,106

Home equity lines	1,575,160	12,474	859	13,333	24,305	1,612,798
Consumer mortgages	1,347,577	21,045	6,265	27,310	51,137	1,426,024
Credit cards	262,141	2,770	2,899	5,669	—	267,810
Other retail loans	537,670	6,635	187	6,822	5,614	550,106

Total retail	3,722,548	42,924	10,210	53,134	81,056	3,856,738

Total loans	$19,040,495	172,701	26,860	199,561	872,074	20,112,130

	December 31, 2010
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater Than 90 Days Past Due	Total Accruing Past Due	Nonaccrual	Total
Investment properties	$4,927,147	21,134	1,398	22,532	109,423	5,059,102
1-4 family properties	1,773,062	29,749	2,397	32,146	297,579	2,102,787
Land acquisition	998,658	12,656	2,853	15,509	204,524	1,218,691

Total commercial real estate	7,698,867	63,539	6,648	70,187	611,526	8,380,580

Commercial and industrial	8,998,715	50,248	4,230	54,478	211,618	9,264,811

Home equity lines	1,616,006	14,132	153	14,285	17,748	1,648,039
Consumer mortgages	1,405,781	22,979	1,153	24,132	45,348	1,475,261
Credit cards	277,442	3,715	3,813	7,528	—	284,970
Other retail loans	531,010	5,921	225	6,146	5,382	542,538

Total retail	3,830,239	46,747	5,344	52,091	68,478	3,950,808

Total loans	$20,527,821	160,534	16,222	176,756	891,622	21,596,199

Nonaccrual loans as of September 30, 2011 and December 31, 2010 were $872.1 million and $891.6 million, respectively. Interest income on nonaccrual loans outstanding at September 30, 2011 and December 31, 2010 that would have been recorded for the three months ended September 30, 2011 and December 31, 2010 if the loans had been accruing was $18.1 million and $21.9 million, respectively. Interest payments received on these loans during the nine months ended September 30, 2011 were $9.5 million. Interest payments received on these loans during the three months ended September 30, 2011 and December 31, 2010 were $3.4 million and $4.9 million, respectively. These payments have been recorded as a reduction in loan principal.

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

Special Mention - loans which have potential weaknesses that deserve management's close attention. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

Substandard - loans which are inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Loans with this classification are characterized by the

Notes to Consolidated Financial Statements (Unaudited)

distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful - loans which have all the weaknesses inherent in loans classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently known facts, conditions, and values.

Loss - loans which are considered by management to be uncollectible and of such little value that its continuance on the institution's books as an asset, without establishment of a specific valuation allowance or charge-off is not warranted.

In the following tables, retail loans are classified as pass except when a retail loan reaches 90 days past due, it is downgraded to substandard, and upon reaching 120 days past due, it is downgraded to loss and charged off, in accordance with the FFIEC Uniform Retail Credit Classification and Account Management Policy.

Loan Portfolio Credit Exposure by Risk Grade

	September 30, 2011
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss(2)		Total
Investment properties	$3,458,360	755,805	372,029	9,754	—		4,595,948
1-4 family properties	1,019,960	246,464	447,989	11,978	—		1,726,391
Land acquisition	512,177	133,729	467,954	6,087	—		1,119,947

Total commercial real estate	4,990,497	1,135,998	1,287,972	27,819	—		7,442,286

Commercial and industrial	7,042,746	958,951	795,135	16,237	37	(3)	8,813,106

Home equity lines	1,571,588	—	40,502	—	708	(5)	1,612,798
Consumer mortgages	1,361,852	—	63,261	—	911	(5)	1,426,024
Credit cards	264,911	—	2,899	—	—		267,810
Other retail loans	538,114	—	11,091	—	901	(5)	550,106

Total retail	3,736,465	—	117,753	—	2,520		3,856,738

Total loans	$15,769,708	2,094,949	2,200,860	44,056	2,557		20,112,130

	December 31, 2010
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss(2)		Total
Investment properties	$3,650,849	886,286	507,912	14,055	—		5,059,102
1-4 family properties	1,132,634	383,287	573,364	13,502	—		2,102,787
Land acquisition	512,531	158,107	545,167	2,886	—		1,218,691

Total commercial real estate	5,296,014	1,427,680	1,626,443	30,443	—		8,380,580

Commercial and industrial	7,324,860	1,075,590	842,156	22,196	9	(4)	9,264,811

Home equity lines	1,610,285	—	37,229	—	525	(5)	1,648,039
Consumer mortgages	1,412,630	—	62,334	—	297	(5)	1,475,261
Credit cards	284,970	—	—	—	—		284,970
Other retail loans	530,573	—	11,275	—	690	(5)	542,538

Total retail	3,838,458	—	110,838	—	1,512		3,950,808

Total loans	$16,459,332	2,503,270	2,579,437	52,639	1,521		21,596,199

(1)	Includes $825.5 million and $837.8 million of nonaccrual substandard loans at September 30, 2011 and December 31, 2010, respectively.
(2)	The loans within these risk grades are on nonaccrual status.
(3)	Amount is fully reserved at September 30, 2011 and will be charged off during the fourth quarter of 2011.
(4)	Amount was fully reserved at December 31, 2010 and was charged off during the first quarter of 2011.
(5)

Represent amounts that were 120 days past due. Per regulatory guidance, these credits are downgraded to the loss category with an allowance for loan losses equal to the full loan amount and are charged off in the subsequent quarter.

Notes to Consolidated Financial Statements (Unaudited)

The following table details the change in the allowance for loan losses for the nine and three months ended September 30, 2011 and 2010 by loan segment.

Allowance for Loan Losses and Recorded Investment in Loans

	As Of and For The Nine Months Ended September 30, 2011
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses
Beginning balance	$353,923	222,058	43,478	84,088	703,547
Charge-offs	(326,857)	(128,039)	(61,782)	—	(516,678)
Recoveries	20,366	16,536	7,382	—	44,284
Provision	269,642	75,987	54,845	(36,244)	364,230

Ending balance	$317,074	186,542	43,923	47,844	595,383

Ending balance: individually evaluated for impairment	$74,400	37,142	892	—	112,434

Loans
Ending balance	$7,442,286	8,813,106	3,856,738	—	20,112,130	(1)

Ending balance: individually evaluated for impairment	$851,866	354,942	56,331	—	1,263,139

	000000000	000000000	000000000	000000000	000000000

	As Of and For The Nine Months Ended September 30, 2010
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses
Beginning balance	$619,179	186,311	54,526	83,709	943,725
Charge-offs	(726,853)	(198,238)	(91,378)	—	(1,016,469)
Recoveries	13,174	10,753	6,300	—	30,227
Provision	582,655	225,843	75,736	(5,362)	878,872

Ending balance	$488,155	224,669	45,184	78,347	836,355

Ending balance: individually evaluated for impairment	$73,795	27,764	215	—	101,774

Loans
Ending balance	$9,181,186	9,391,452	4,021,547	—	22,594,185	(2)

Ending balance: individually evaluated for impairment	$1,045,785	286,025	16,345	—	1,348,155

(1)	Total excludes $10.0 million in net deferred fees and costs.
(2)	Total excludes $13.1 million in net deferred fees and costs.

	As Of and For The Three Months Ended September 30, 2011
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses
Beginning balance	$357,579	185,070	40,789	47,963	631,401
Charge-offs	(112,530)	(23,764)	(17,966)	—	(154,260)
Recoveries	4,951	8,966	2,000	—	15,917
Provision	67,074	16,270	19,100	(119)	102,325

Ending balance	$317,074	186,542	43,923	47,844	595,383

Ending balance: individually evaluated for impairment	$74,400	37,142	892	—	112,434

Loans
Ending balance	$7,442,286	8,813,106	3,856,738	—	20,112,130	(1)

Ending balance: individually evaluated for impairment	$851,866	354,942	56,331	—	1,263,139

Notes to Consolidated Financial Statements (Unaudited)

	As Of and For The Three Months Ended September 30, 2010
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses
Beginning balance	$518,211	187,558	52,459	76,294	834,522
Charge-offs	(165,489)	(52,847)	(29,319)	—	(247,655)
Recoveries	4,493	3,823	2,152	—	10,468
Provision	130,940	86,135	19,892	2,053	239,020

Ending balance	$488,155	224,669	45,184	78,347	836,355

Ending balance: individually evaluated for impairment	$73,795	27,764	215	—	101,774

Loans
Ending balance	$9,181,186	9,391,452	4,021,547	—	22,594,185	(2)

Ending balance: individually evaluated for impairment	$1,045,785	286,025	16,345	—	1,348,155

(1)	Total excludes $10.0 million in net deferred fees and costs.
(2)	Total excludes $13.1 million in net deferred fees and costs.

Impaired Loans (including accruing TDRs)

	At September 30, 2011			Nine Months Ended September 30, 2011		Three Months Ended September 30, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(2)
With no related allowance recorded
Investment properties	$68,251	108,313	—	70,321	—	75,930	—
1-4 family properties	130,920	289,265	—	170,830	—	142,994	—
Land acquisition	187,873	311,954	—	167,241	—	169,839	—

Total commercial real estate	387,044	709,532	—	408,392	—	388,763	—

Commercial and industrial	64,073	117,829	—	77,881	—	72,800	—

Home equity lines	4,556	6,291	—	4,584	—	4,863	—
Consumer mortgages	3,745	5,023	—	3,706	—	3,854	—
Credit cards	—	—	—	—	—	—	—
Other retail loans	8	10	—	8	—	8	—

Total retail	8,309	11,324		8,298		8,725

Total	459,426	838,685	—	494,571	—	470,288	—

With allowance recorded
Investment properties	207,293	269,085	26,095	240,079	4,938	223,485	1,575
1-4 family properties	152,290	155,481	26,561	108,619	1,764	126,962	670
Land acquisition	105,239	106,263	21,744	96,872	1,656	106,241	477

Total commercial real estate	464,822	530,829	74,400	445,570	8,358	456,688	2,722

Commercial and industrial	290,869	323,564	37,142	219,995	4,135	253,453	1,354

Home equity lines	468	471	148	1,796	14	469	3
Consumer mortgages	24,649	24,660	381	17,438	408	22,303	216
Credit cards	—	—	—	—	—	—	—
Other retail loans	22,905	22,905	363	3,109	20	8,169	11

Total retail	48,022	48,036	892	22,343	442	30,941	230

Total	803,713	902,429	112,434	687,908	12,935	741,082	4,306

Total impaired loans	$1,263,139	1,741,114		1,182,479		1,211,370

(1)	During the time within the nine months ended September 30, 2011 that the loans were impaired.
(2)	During the time within the three months ended September 30, 2011 that the loans were impaired.

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2010
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Investment properties	$72,978	124,689	—
1-4 family properties	204,548	452,338	—
Land acquisition	160,842	273,135	—

Total commercial real estate	438,368	850,162	—

Commercial and industrial	78,761	125,600	—

Home equity lines	3,775	5,572	—
Consumer mortgages	5,424	7,588	—
Credit cards	—	—	—
Other retail loans	9	10	—

Total retail	9,208	13,170

Total	526,337	988,932	—

With allowance recorded
Investment properties	197,118	197,443	17,538
1-4 family properties	85,460	89,705	22,317
Land acquisition	88,631	91,772	14,111

Total commercial real estate	371,209	378,920	53,966

Commercial and industrial	196,294	199,337	30,222

Home equity lines	3,199	3,200	247
Consumer mortgages	3,396	3,396	799
Credit cards	—	—	—
Other retail loans	79	79	5

Total retail	6,674	6,675	1,051

Total	574,177	584,932	85,239

Total impaired loans	$1,100,514	1,573,864

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

Effective July 1, 2011, Synovus adopted ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, with retrospective application to January 1, 2011, and has accordingly included the required disclosures below:

	Accruing TDRs With Modifications and Renewals Completed During The
	Nine Months Ended September 30, 2011			Three Months Ended September 30, 2011
(in thousands, except contract data)	Number of Contracts	Pre- modification Recorded Balance	Post- modification Recorded Balance	Number of Contracts	Pre- modification Recorded Balance	Post- modification Recorded Balance
Investment properties	52	$125,420	$125,420	23	$38,156	$38,156
1-4 family properties	55	105,494	104,839	22	54,614	54,614
Land acquisition	24	41,394	41,394	13	20,464	20,464

Total commercial real estate	131	272,308	271,653	58	113,234	113,234

Commercial and industrial	76	134,370	133,161	40	76,876	75,667

Home equity lines	7	282	282	—	—	—
Consumer mortgages	185	24,812	24,812	6	3,621	3,621
Credit cards	—	—	—	—	—	—
Other retail loans	18	1,072	1,072	2	285	285

Total retail	210	26,166	26,166	8	3,906	3,906

Total loans	417	$432,844	$430,980	106	$194,016	$192,807

Notes to Consolidated Financial Statements (Unaudited)

	Non-accruing TDRs With Modifications and Renewals Completed During The
	Nine Months Ended September 30, 2011			Three Months Ended September 30, 2011
(in thousands, except contract data)	Number of Contracts	Pre- modification Recorded Balance	Post- modification Recorded Balance	Number of Contracts	Pre- modification Recorded Balance	Post- modification Recorded Balance
Investment properties	10	$28,572	$28,174	7	$13,788	$13,390
1-4 family properties	17	26,503	20,505	8	16,180	16,180
Land acquisition	10	6,703	5,767	2	2,358	2,358

Total commercial real estate	37	61,778	54,446	17	32,326	31,928

Commercial and industrial	32	20,392	17,737	16	13,860	12,383

Home equity lines	1	39	39	—	—	—
Consumer mortgages	12	3,595	3,345	2	2,189	1,938
Credit cards	—	—	—	—	—	—
Other retail loans	—	—	—	—	—	—

Total retail	13	3,634	3,384	2	2,189	1,938

Total loans	82	$85,804	$75,567	35	$48,375	$46,249

In the normal course of business, Synovus may renew loans to existing customers upon maturity of the existing loan. These renewals are granted provided that the credit meets the underwriting criteria stated for such credit at the time of renewal. Brief extensions are also made from time to time and are intended for circumstances in which the financial statements, tax returns, or other information required for a loan renewal are not available prior to the existing loan’s maturity, or for other non-recurring instances that warrant a brief extension of credit. Additionally, as conditions warrant, Synovus extends, restructures, or otherwise modifies the terms of loans or other extensions of credit. These situations are more common in instances where the borrower is experiencing financial difficulties. Synovus’ policy requires that loans be accounted for as troubled debt restructurings if the borrower is “experiencing financial difficulties” and the bank has “granted a concession.” Therefore, renewals, restructurings, and modifications are all evaluated to determine TDR status. Such restructurings are primarily in the form of a below-market interest rate, a payment extension of terms generally for less than one year, or a period of time generally less than one year with a reduction of required principal and/or interest payments (e.g., interest only for a period of time).

	Nine Months Ended September 30, 2011		Three Months Ended September 30, 2011
(in thousands, except contract data)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings Entered Into During 2011 That Subsequently Defaulted(1)
Investment properties	2	$4,933	1	$50
1-4 family properties	2	679	2	679
Land acquisition	2	419	1	282

Total commercial real estate	6	6,031	4	1,011

Commercial and industrial	6	6,397	2	678

Home equity lines	—	—	—	—
Consumer mortgages	3	541	3	541
Credit cards	—	—	—	—
Other retail loans	4	219	1	25

Total retail	7	760	4	566

Total loans	19	$13,188	10	$2,255

(1)	Subsequently defaulted is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 days past due with respect to principal and/or interest payments.

All TDRs are considered to be impaired regardless of the accruing status of such TDRs. TDRs on nonaccrual status are generally returned to accrual status after a period of performance (generally six months).

At September 30, 2011, the allowance for loan losses allocated to accruing TDRs was $68.1 million compared to $54.9 million at December 31, 2010.

While the adoption of ASU 2011-02 resulted in an increase of approximately $190 million in loans identified as TDRs, primarily due to consideration of the interest rate granted as compared to the market interest rate for a loan with similar risk attributes, there was not a material impact on the September 30, 2011 allowance for loan losses.

If at the time that a loan was designated as a TDR the loan was not already impaired, the measurement of impairment resulting from the TDR designation changes from a general pool-level reserve to a specific loan measurement of impairment in accordance with ASC 310-10-35, Accounting By Creditors for Impairment of a Loan–an amendment of FASB Statements No. 5, ASC 450-20, and No. 15, ASC 310-40. Generally, the change in the allowance for loan losses resulting from such a TDR is not material. Nonaccrual homogenous loans (commercial-type impaired loans) that are designated as TDRs are individually measured for the amount of impairment, if any, both before and after the TDR designation.

Note 7 - Other Real Estate

ORE consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans. In accordance with provisions of ASC 310-10-35 regarding subsequent measurement of loans for impairment and ASC 310-40-15 regarding accounting for troubled debt restructurings by a creditor, a loan is classified as an in-substance foreclosure when Synovus has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

ORE is reported at the lower of cost or fair value determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the collateral value estimates indicated in the appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral, less costs to sell, is recorded as a charge against the allowance for loan losses. Revenue and expenses from ORE operations as well as gains or losses on sales and any subsequent declines in the value are recorded as foreclosed real estate expense, net, a component of non-interest expense on the consolidated statements of operations.

The carrying value of ORE was $239.3 million and $261.3 million at September 30, 2011 and December 31, 2010, respectively. During the nine months ended September 30, 2011 and 2010, $190.4 million and $293.6 million of loans were foreclosed and transferred to other real estate at fair value, respectively. During the nine months ended September 30, 2011 and 2010, Synovus recognized foreclosed real estate expense, net, of $101.7 million and $142.8 million, respectively. Synovus recognized foreclosed real estate expense, net, of $37.1 million and $50.9 million during the three months ended September 30, 2011 and 2010, respectively. These expenses included write-downs for

Notes to Consolidated Financial Statements (Unaudited)

declines in fair value of ORE subsequent to the date of foreclosure and realized gains or losses resulting from sales transactions totaling $87.8 million and $123.1 million for the nine months ended September 30, 2011 and 2010, respectively, and $33.3 million and $43.8 million for the three months ended September 30, 2011 and 2010, respectively.

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

Trading Account Assets/Liabilities and Investment Securities Available-for-Sale

The fair values of trading account assets and liabilities and investment securities available-for-sale are primarily based on actively traded markets where prices are based on either quoted market prices or observed transactions. These securities are classified as Level 1 within the valuation hierarchy and include U.S. Treasury securities and equity securities. Liquidity is a significant factor in the determination of the fair value of certain trading account assets and liabilities and certain available-

Notes to Consolidated Financial Statements (Unaudited)

for-sale securities. The fair values of these instruments also take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information, volatility, and U.S. Treasury and swap curves. When quoted market prices are not available, which generally occurs due to the lack of liquidity for certain securities, fair values are estimated using bid prices and quoted market prices of pool or tranches of securities with similar characteristics. These types of securities are classified as Level 2 within the valuation hierarchy and consist of collateralized mortgage obligations, mortgage-backed debt securities, debt securities of U.S. Government-sponsored enterprises and agencies, corporate debt, state and municipal bonds, and certificates of deposit. In both cases, Synovus has evaluated the valuation methodologies of its third-party pricing services to determine whether such valuations are representative of an exit price in Synovus’ principal markets. In a few cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy.

Mortgage Loans Held for Sale

Synovus elected to apply the fair value option for mortgage loans originated with the intent to sell to investors. When quoted market prices are not available, fair value is derived from a hypothetical-securitization model used to estimate the “exit price” of the loan in securitization. The bid pricing convention is used for loan pricing for similar assets. The valuation model is based upon forward settlement of a pool of loans of identical coupon, maturity, product, and credit attributes. The inputs to the model are continuously updated with available market and historical data. As the loans are sold in the secondary market and predominantly used as collateral for securitizations, the valuation model represents the highest and best use of the loans in Synovus’ principal market. Mortgage loans held for sale are classified within Level 2 of the valuation hierarchy.

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

Also, Synovus holds an interest in a private equity investment that consists of a fund that invests in publicly traded financial services companies. Although the fund holds investments in publicly traded entities, the fair value of this investment is classified as Level 2 in the valuation hierarchy because there is no actively traded market for the fund itself, and the value of the investment is based on the aggregate market value of the publicly traded companies that are held in the fund for investment.

Derivative Assets and Liabilities

As part of its overall interest rate risk management activities, Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk. The majority of derivatives entered into by Synovus are executed over-the-counter and consist of interest rate swaps. The fair values of these derivative instruments are determined based on an internally developed model that uses readily observable market data, as quoted market prices are not available for these instruments. The valuation models and inputs depend on the type of derivative and the nature of the underlying instrument and include interest rates, prices and indices to generate continuous yield or pricing curves, volatility factors, and customer credit related adjustments. The principal techniques used to model the value these instruments are an income approach, discounted cash flows, Black-Scholes or Binomial Pricing models. The sale of TBA mortgage-backed securities for current month delivery or in the future and the purchase of option contracts of similar duration are derivatives utilized by Synovus’ mortgage subsidiary, and are valued by obtaining prices directly from dealers in the form of quotes for identical securities or options using a bid pricing convention with a spread between bid and offer quotations.

Notes to Consolidated Financial Statements (Unaudited)

Interest rate swaps, floors, caps and collars, and TBA mortgage-backed securities are classified as Level 2 within the valuation hierarchy.

The mortgage subsidiary enters into commitments to originate mortgage loans which are classified as derivatives prior to the loan closing when there is a note lock commitment outstanding to a borrower to close the loan, if originated, at a specific interest rate. The fair values of these derivative positions, which are related to mortgage loan commitments with interest rate lock commitments, are determined based on a bid pricing convention as mentioned above. The determination of fair value of interest rate lock commitments includes fall-out ratio assumptions related to the likelihood that a commitment will ultimately result in a closed loan, which is a significant unobservable assumption. Therefore, this type of derivative instrument is classified as Level 3 within the valuation hierarchy. These amounts, however, are insignificant.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Synovus adopted certain of the new disclosure requirements of ASU 2010-06, Improving Disclosures about Fair Value Measurements, effective January 1, 2010. The guidance requires fair value disclosures by class of assets and liabilities rather than by major category. For equity and debt securities, class was determined based on the nature and risks of the investments. Transfers between levels were inconsequential for the nine months ended September 30, 2011 and the year ended December 31, 2010. The following table presents all financial instruments measured at fair value on a recurring basis, including financial instruments for which Synovus has elected the fair value option as of September 30, 2011 and December 31, 2010, according to the valuation hierarchy included in ASC 820-10.

Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2011
(in thousands)	Level 1	Level 2	Level 3	Total Assets/Liabilities at Fair Value
Assets
Trading securities:
U.S. Treasury securities	$—	—	—	—
Mortgage-backed securities issued by U.S. Government agencies	—	—	—	—
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	9,705	—	9,705
Other U.S. Government agencies	—	—	—	—
State and municipal securities	—	53	—	53
Corporate and other debt	—	406	—	406
All other residential mortgage-backed securities	—	7,103	—	7,103
Equity, mutual funds, and other	—	200	—	200

Total trading securities	—	17,467	—	17,467
Mortgage loans held for sale	—	125,379	—	125,379
Investment securities available for sale:
U.S. Treasury securities	41,056	—	—	41,056
U.S. Government agency securities	—	40,691	—	40,691
Securities issued by U.S. Government sponsored enterprises	—	940,861	—	940,861
Mortgage-backed securities issued by U.S. Government agencies	—	414,697	—	414,697
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	1,716,627	—	1,716,627
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	402,868	—	402,868
State and municipal securities	—	27,991	—	27,991
Equity securities	4,878	—	1,393	6,271
Other investments(1)	—	—	5,449	5,449

Total investment securities available for sale	45,934	3,543,735	6,842	3,596,511
Private equity investments	—	468	20,830	21,298
Derivative assets:
Interest rate contracts	—	87,269	—	87,269
Mortgage derivatives	—	—	3,769	3,769

Total derivative assets	$—	87,269	3,769	91,038

Liabilities
Trading account liabilities:
U.S. Treasury securities	$—	—	—	—
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	—	—	—

Total trading liabilities	—	—	—	—
Derivative liabilities:
Interest rate contracts	—	89,798	—	89,798
Mortgage derivatives	—	3,808	—	3,808
Other derivative liability contract(2)	—	—	3,151	3,151

Total derivative liabilities	$—	93,606	3,151	96,757

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total Assets/Liabilities at Fair Value
Assets
Trading securities:
U.S. Treasury securities	$1,393	—	—	1,393
Mortgage-backed securities issued by U.S. Government agencies	—	—	—	—
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	6,254	—	6,254
Other U.S. Government agencies	—	—	—	—
State and municipal securities	—	834	—	834
All other residential mortgage-backed securities	—	13,768	—	13,768
Equity, mutual funds, and other	45	—	—	45

Total trading securities	1,438	20,856	—	22,294
Mortgage loans held for sale	—	232,839	—	232,839
Investment securities available for sale:
U.S. Treasury securities	257,672	—	—	257,672
U.S. Government agency securities	—	51,791	—	51,791
Securities issued by U.S. Government sponsored enterprises	—	862,320	—	862,320
Mortgage-backed securities issued by U.S. Government agencies	—	459,838	—	459,838
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	1,629,445	—	1,629,445
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	29,994	—	29,994
State and municipal securities	—	50,343	—	50,343
Equity securities	6,632	—	6,174	12,806
Other investments(1)	—	81,611	4,448	86,059

Total investment securities available for sale	264,304	3,165,342	10,622	3,440,268
Private equity investments	—	—	47,357	47,357
Derivative assets:
Interest rate contracts	—	85,070	—	85,070
Mortgage derivatives	—	—	1,290	1,290

Total derivative assets	$—	85,070	1,290	86,360

Liabilities
Trading account liabilities:
U.S. Treasury securities	$—	—	—	—
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	—	—	—

Total trading liabilities	—	—	—	—
Derivative liabilities:
Interest rate contracts	—	85,588	—	85,588
Mortgage derivatives	—	1,780	—	1,780
Other derivative liability contract(2)	—	—	5,470	5,470

Total derivative liabilities	$—	87,368	5,470	92,838

(1)	Based on an analysis of the nature and risks of these investments, Synovus has determined that presenting these investments as a single asset class is appropriate.
(2)	Represents the Visa derivative.

Fair Value Option

The following table summarizes the difference between the fair value and the unpaid principal balance for mortgage loans held for sale measured at fair value and the changes in fair value of these loans. The table does not reflect the change in fair value attributable to the related economic hedge Synovus uses to mitigate interest rate risk associated with the financial instruments. Changes in fair value were recorded as a component of mortgage revenue, net and other non-interest income in the consolidated statements of operations, as appropriate. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2011	Three Months Ended September 30, 2011
(in thousands)	Changes in Fair Value Recorded, Net	Changes in Fair Value Recorded, Net
Mortgage loans held for sale	$4,989	2,107

	September 30, 2011
Fair value	$125,379
Unpaid principal balance	121,382
Fair value less aggregate unpaid principal balance	3,997

	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2010
	Changes in Fair Value Recorded, Net	Changes in Fair Value Recorded, Net
Mortgage loans held for sale	$3,410	217

	September 30, 2010
Fair value	$241,353
Unpaid principal balance	236,443
Fair value less aggregate unpaid principal balance	4,910

Changes in Level 3 Fair Value Measurements

As noted above, Synovus uses significant unobservable inputs (“Level 3”) to determine the fair value of certain assets and liabilities. The table below includes a roll forward of the balance sheet amount for the nine and three months ended September 30, 2011 and 2010 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis.

	Nine Months Ended September 30,
	2011			2010
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Contracts, Net(3)	Investment Securities Available for Sale	Private Equity Investments		Other Derivative Contracts Net(3)
Beginning balance, January 1,	$10,622	47,357	(4,180)	13,326	41,364		(12,663)
Total gains (losses) realized/unrealized:
Included in earnings(1)	1,000	(941)	4,798	—	5,703		5,691
Unrealized gains (losses) included in other comprehensive income	(228)	—	—	(1,152)	—		—
Change from consolidated to equity method investment	—	(27,291)	—	—	—		—
Purchases	—	1,705 (2)	—	—	6,724	(2)	—
Sales	4,552	—	—	—	—		—
Issuances	—	—	—	(8)	—		—
Settlements	—	—	—	(145)	—		—
Amortization of discount/premium	—	—	—	(630)	—		—
Transfers in and/or out of Level 3	—	—	—	—	—		—

Ending balance, September 30,	$6,842	20,830	618	11,391	53,791		(6,972)

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30,	1,000	(941)	4,798	—	5,703		5,691

	Three Months Ended September 30,
	2011			2010
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Contracts, Net(3)	Investment Securities Available for Sale	Private Equity Investments		Other Derivative Contracts Net(3)
Beginning balance, July 1,	$13,398	20,273	(1,922)	11,519	49,203		(7,147)
Total gains (losses) realized/unrealized:
Included in earnings(1)	—	(771)	2,540	—	3,521		175
Unrealized gains (losses) included in other comprehensive income	(2,004)	—	—	61	—		—
Change from consolidated to equity method investment	—	—	—	—	—		—
Purchases	—	1,328 (2)	—	—	1,067	(2)	—
Sales	4,552	—	—	—	—		—
Issuances	—	—	—	—	—		—
Settlements	—	—	—	(128)	—		—
Amortization of discount/premium	—	—	—	(61)	—		—
Transfers in and/or out of Level 3	—	—	—	—	—		—

Ending balance, September 30,	$6,842	20,830	618	11,391	53,791		(6,972)

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30,	—	(771)	2,540	—	3,521		175

(1) Included in earnings as a component of other non-interest income.

(2) Represents additional capital contributed to TTP Fund II (a private equity investment fund) for capital calls.

(3) Other derivative contracts include the Visa derivative and the mortgage derivatives.

Assets Measured at Fair Value on a Non-recurring Basis

The following table presents certain assets and liabilities measured at fair value on a non-recurring basis for which an impairment had been recognized as of September 30, 2011 or December 31, 2010, and are not included in the previous tables in this note.

	As of September 30, 2011			Fair Value Adjustments for the Nine Months Ended September 30, 2011
(in thousands)	Level 1	Level 2	Level 3
Impaired loans (1)	$—	—	622,804	98,883
Other loans held for sale	—	—	18,593	19,290
Other real estate	—	—	107,441	47,142
Other assets	—	—	9,140	4,507

	As of December 31, 2010			Fair Value Adjustments for the Twelve Months Ended December 31, 2010
	Level 1	Level 2	Level 3
Impaired loans (1)	$—	—	631,934	176,086
Other loans held for sale	—	—	198,569	118,967
Other real estate	—	—	197,615	105,877

(1)	Impaired loans that are collateral-dependent.

Notes to Consolidated Financial Statements (Unaudited)

Loans are evaluated for impairment in accordance with the provisions of ASC 310-10-35 using the present value of the expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent.

Under the practical expedient, Synovus measures the fair value of collateral-dependent impaired loans based on the fair value of the collateral securing these loans less costs to sell. These measurements are classified as Level 3 within the valuation hierarchy. A significant amount of nonaccrual impaired loans are secured by real estate and considered collateral-dependent. The fair value of this real estate is generally determined based upon appraisals performed by a certified or licensed appraiser using inputs such as absorption rates, capitalization rates, and comparables, adjusted for estimated selling costs. Management also considers other factors or recent developments, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management plans for disposition, which could result in adjustment to the collateral value estimates indicated in the appraisals. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above.

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

Other assets consist of certain premises and equipment held for sale, primarily related to the efficiency initiatives discussed in Note 2 “Restructuring Charges” herein. These assets are classified as held for sale and recorded at the lower of their amortized cost or fair value, less costs to sell, consistent with ASC 360-10. The fair value of these assets is determined primarily on the basis of BOV or appraisals, as circumstances warrant. Both techniques engage licensed or certified professionals that use inputs such as absorption rates, capitalization rates, and comparables, adjusted for estimated selling costs.

Fair Value of Financial Instruments

The following table presents the carrying and fair values of on-balance-sheet financial instruments at September 30, 2011 and December 31, 2010. The fair value represents management’s best estimates based on a range of methodologies and assumptions.

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

Notes to Consolidated Financial Statements (Unaudited)

currently offered for deposits of similar remaining maturities. Short-term debt that matures within ten days is assumed to be at fair value. The fair value of other short-term and long-term debt with fixed interest rates is calculated by discounting contractual cash flows using estimated market discount rates.

	September 30, 2011		December 31, 2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and due from banks	$452,034	452,034	389,021	389,021
Interest bearing funds with Federal Reserve Bank	2,750,953	2,750,953	3,103,896	3,103,896
Interest earning deposits with banks	21,560	21,560	16,446	16,446
Federal funds sold and securities purchased under resale agreements	189,304	189,304	160,502	160,502
Trading account assets	17,467	17,467	22,294	22,294
Mortgage loans held for sale	125,379	125,379	232,839	232,839
Other loans held for sale	53,074	53,074	127,365	127,365
Investment securities available for sale	3,596,511	3,596,511	3,440,268	3,440,268
Private equity investments	21,298	21,298	47,357	47,357
Loans, net	19,506,703	19,538,314	20,882,216	20,745,839
Derivative asset positions	91,038	91,038	86,360	86,360

Financial liabilities
Non-interest bearing deposits	5,249,335	5,249,335	4,298,372	4,298,372
Interest bearing deposits	17,860,092	17,912,605	20,201,932	20,270,594
Federal funds purchased and other short-term borrowings	328,806	328,806	499,226	499,226
Trading account liabilities	—	—	—	—
Long-term debt	1,522,334	1,459,898	1,808,161	1,726,752
Derivative liability positions	$96,757	96,757	92,838	92,838

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

Cash Flow Hedges

Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of operations as a component of other non-interest income. As of September 30, 2011, there were no cash flow hedges outstanding, and therefore, no cumulative ineffectiveness.

Synovus expects to reclassify from accumulated other comprehensive income (loss) $3.4 million to pre-tax income during the next twelve months as the related payments for interest rate swaps and amortization of deferred gains (losses) are recorded.

Notes to Consolidated Financial Statements (Unaudited)

Fair Value Hedges

Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair value of various fixed rate liabilities due to changes in the benchmark interest rate, LIBOR. Synovus calculates effectiveness of the fair value hedges quarterly using regression analysis. As of September 30, 2011, there were no fair value hedges outstanding, and therefore, no cumulative ineffectiveness. Ineffectiveness from fair value hedges is recognized in the consolidated statements of operations as a component of other non-interest income.

Customer Related Derivative Positions

Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the interest rate risk. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of September 30, 2011, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.54 billion, a decrease of $358.8 million compared to December 31, 2010.

Visa Derivative

In conjunction with the sale of Class B shares of common stock issued by Visa to Synovus as a Visa USA member, Synovus entered into a derivative contract with the purchaser which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The conversion ratio changes when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation for which Visa is indemnified by Visa USA members (the “Covered Litigation”). Deposits by Visa to the litigation escrow effectively represent the repurchase of Class B shares for which the sale proceeds are deposited to the litigation escrow. The fair value of the derivative liability is based on an estimate of Synovus’ membership proportion of Visa’s aggregate exposure to the Covered Litigation, or in effect the future cumulative deposits to the litigation escrow for settlement of the Covered Litigation.

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

At September 30, 2011, Synovus had commitments to fund primarily fixed-rate mortgage loans to customers in the amount of $233.1 million. The fair value of these commitments at a locked interest rate at September 30, 2011 resulted in an unrealized gain of $3.8 million which was recorded as a component of mortgage revenue, net in the consolidated statements of operations.

At September 30, 2011, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $279.0 million. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates which could affect the fair value of mortgage loans held for sale and outstanding commitments at a locked interest rate to originate residential mortgage loans for resale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans at September 30, 2011 resulted in an unrealized loss of $3.8 million which was recorded as a component of mortgage revenue, net in the consolidated statements of operations.

Counterparty Credit Risk and Collateral

Entering into derivative contracts potentially exposes Synovus to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Synovus assesses the

Notes to Consolidated Financial Statements (Unaudited)

credit risk of its dealer counterparties by regularly monitoring publicly available credit rating information and other market indicators. Dealer collateral requirements are determined via risk-based policies and procedures and in accordance with existing agreements. Synovus seeks to minimize dealer credit risk by dealing with highly rated counterparties and by obtaining collateral for exposures above certain predetermined limits. Management closely monitors credit conditions within the customer swap portfolio which management deems higher risk than dealer counterparties. Collateral is secured at origination and credit related fair value adjustments are recorded against the asset value of the derivative as deemed necessary based upon an analysis which includes consideration of the current asset value of the swap, customer credit rating, collateral value, and current economic conditions. The fair value of customer swap asset positions was $87.3 million as of September 30, 2011. Such asset values fluctuate based upon current interest rates regardless of changes in notional amounts and changes in customer specific risk.

Collateral Contingencies

Certain of Synovus’ derivative instruments contain provisions that require Synovus to maintain an investment grade credit rating from each of the major credit rating agencies. When Synovus’ credit rating falls below investment grade, these provisions allow the counterparties of the derivative instrument to demand immediate and ongoing full collateralization on derivative instruments in net liability positions and, for certain counterparties, request immediate termination. As Synovus’ current rating is below investment grade, Synovus is required to post collateral, including independent amounts for certain counterparties, against these positions. As of September 30, 2011, collateral of $141.1 million in the form of cash and short-term investments has been pledged to comply with collateral and independent amount requirements.

At September 30, 2011, Synovus did not have any fair value hedges or cash flow hedges. The impact of derivatives on the balance sheet at September 30, 2011 and 2010 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
		September 30,			September 30,
(in thousands)	Balance Sheet Location	2011	2010	Balance Sheet Location	2011	2010
Derivatives Designated as Hedging Instruments
Interest rate contracts:
Fair value hedges	Other assets	$—	10	Other liabilities	$—	—
Cash flow hedges	Other assets	—	4,412	Other liabilities	—	—

Total derivatives designated as hedging instruments		$—	4,422		$—	—

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Other assets	$87,269	114,548	Other liabilities	$89,798	119,152
Mortgage derivatives	Other assets	3,769	3,127	Other liabilities	3,808	957
Other contract	Other assets	—	—	Other liabilities	3,151	10,099

Total derivatives not designated as hedging instruments		$91,038	117,675		$96,757	130,208

Total derivatives		$91,038	122,097		$96,757	130,208

The effect of cash flow hedges on the consolidated statements of operations for the nine months ended September 30, 2011 and 2010 is presented below.

	Amount of Gain (Loss) Recognized in OCI on Derivative Effective Portion		Location of Gain (Loss) Reclassified from OCI into Income Effective Portion		Amount of Gain (Loss) Reclassified from OCI into Income Effective Portion		Location of Gain (Loss) Recognized in Income Ineffective Portion	Amount of Gain (Loss) Recognized in Income Ineffective Portion
	Nine Months Ended September 30,				Nine Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2011	2010			2011	2010		2011	2010
Interest rate contracts	$(3,477)	6,282	Interest Income (Expense	)	$5,974	16,051	Other Non-interest Income	$—	(14)

Notes to Consolidated Financial Statements (Unaudited)

The effect of fair value hedges on the consolidated statements of operations for the nine months ended September 30, 2011 and 2010 is presented below.

	Derivative			Hedged Item
	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income On Hedged Item
		Nine Months Ended September 30,			Nine Months Ended September 30,
(in thousands)		2011	2010		2011	2010
Derivatives Designated in Fair Value Hedging Relationships
Interest rate contracts(1)	Other Non- interest Income	$—	(982)	Other Non- interest Income	$—	963

Total		$—	(982)		$—	963

Derivatives Not Designated as Hedging Instruments
Interest rate contracts(2)	Other Non- interest Income (Expense)	$(714)	(6,993)
Mortgage derivatives(3)	Mortgage Revenue, net	449	94

Total		$(265)	(6,899)

(1)	Gain (loss) represents fair value adjustments recorded for fair value hedges designated in hedging relationships and related hedged items.
(2)	Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(3)	Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans.

The effect of cash flow hedges on the consolidated statements of operations for the three months ended September 30, 2011 and 2010 is presented below.

	Amount of Gain (Loss) Recognized in OCI on Derivative Effective Portion		Location of Gain (Loss) Reclassified from OCI into Income Effective Portion		Amount of Gain (Loss) Reclassified from OCI into Income Effective Portion		Location of Gain (Loss) Recognized in Income Ineffective Portion	Amount of Gain (Loss) Recognized in Income Ineffective Portion
	Three Months Ended September 30,				Three Months Ended September 30,			Three Months Ended September 30,
(in thousands)	2011	2010			2011	2010		2011	2010
Interest rate contracts	$(3,578)	2,009	Interest Income (Expense	)	$1,513	5,197	Other Non-interest Income	$—	—

The effect of fair value hedges on the consolidated statements of operations for the three months ended September 30, 2011 and 2010 is presented below.

	Derivative			Hedged Item
	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income On Hedged Item
		Three Months Ended September 30,			Three Months Ended September 30,
(in thousands)		2011	2010		2011	2010
Derivatives Designated in Fair Value Hedging Relationships
Interest rate contracts(1)	Other Non- interest Income	$—	(25)	Other Non- interest Income	$—	4

Total		$—	(25)		$—	4

Derivatives Not Designated as Hedging Instruments
Interest rate contracts(2)	Other Non- interest Income (Expense)	$(341)	(3,040)
Mortgage derivatives(3)	Mortgage Revenue, net	(823)	1,917

Total		$(1,164)	(1,123)

(1)	Gain (loss) represents fair value adjustments recorded for fair value hedges designated in hedging relationships and related hedged items.
(2)	Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(3)	Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans.

Note 10 – Earnings Per Share

Synovus’ basic and diluted earnings per share amount for the nine and three months ended September 30, 2011 and 2010 were calculated as follows:

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Basic (Loss) Earnings Per Share
Net (loss) income available to common shareholders	$(131,490)	(668,190)	15,667	(195,838)
Weighted average number of common shares	785,267	651,507	785,280	784,916
Basic (loss) earnings per share	$(0.17)	(1.03)	0.02	(0.25)

Diluted (Loss) Earnings Per Share
Net (loss) income available to common shareholders	$(131,490)	(668,190)	15,667	(195,838)

Weighted average number of common shares	785,267	651,507	785,280	784,916
Add:
Effect of diluted share based awards	(a )	(a )	2,669	(a )
Effect of tMEDS settlement	(a )	(a )	122,867	(a )
Weighted average number of diluted common shares	785,267	651,507	910,816	784,916
Diluted (loss) earnings per share	$(0.17)	(1.03)	0.02	(0.25)

(a)

Synovus reported a net loss attributable to common shareholders for the nine months ended September 30, 2011 and for the nine and three months ended September 30, 2010. For these periods, diluted earnings per share equals basic earnings per share pursuant to ASC 260-10-45 as the effect of settling share based awards and tMEDS contracts would be anti-dilutive. For the three months ended September 30, 2011, the number of anti-dilutive shares was 18.1 million.

Note 11 – Share-based Compensation

General Description of Share-based Plans

Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. At September 30, 2011, Synovus had a total of 28,242,080 shares of its authorized but unissued common stock reserved for future grants under the 2007 Omnibus Plan. The Plan permits grants of share-based compensation including stock options, non-vested shares, and restricted share units. The grants generally include vesting periods ranging from three to five years. Stock options are granted at exercise prices which equal the fair market value of a share of common stock on the grant-date. Non-vested shares and restricted share units are awarded at no cost to the recipient upon their grant. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units in the form of additional restricted share units that vest over the same vesting period as the original restricted share unit grant.

Share-based Compensation Expense

Synovus’ share-based compensation costs are recorded as a component of salaries and other personnel expense in the consolidated statements of operations. Share-based compensation expense for service-based awards is recognized net of estimated forfeitures for plan participants on a straight-line basis over the vesting period. Total share-based compensation expense was $4.3 million and $2.0 million for the nine and three months ended September 30, 2011 and $6.0 million and $1.7 million for the nine and three months ended September 30, 2010, respectively.

Notes to Consolidated Financial Statements (Unaudited)

Restricted Share Units

During the nine months ended September 30, 2011, Synovus awarded an aggregate amount of 3,797,423 restricted share units to key employees throughout the Synovus organization. The majority of the awards contain a service-based vesting period of two years. In addition to the service vesting requirement, the vesting of certain awards made to senior management is contingent upon the repayment of its Series A Preferred Stock and achievement of profitability vesting requirements. The weighted average grant-date fair value of the awarded restricted share units was $2.65 per share. At September 30, 2011, there were 4,551,345 restricted share units outstanding with a weighted average grant-date fair value of $2.67.

Stock Option Awards

During the nine months ended September 30, 2011, 3,646,940 options were cancelled or expired. At September 30, 2011, there were 18,076,441 options to purchase shares of Synovus’ common stock outstanding with a weighted-average exercise price of $10.62.

Note 12 - Retiree Medical Plan Curtailment

In December 2010, management amended the Synovus Retiree Medical Plan (the “Retiree Medical Plan” or the “Plan”). Under the provisions of the Retiree Medical Plan, employees who terminated employment after becoming eligible for early retirement (attaining age 50 with 15 or more years of service) could elect medical coverage for themselves and their eligible dependents. This coverage may continue until the former employee (or his spouse) reaches age 65 or cover eligible dependents in accordance with the Plan’s provision. Per the amendment, Synovus eliminated the post-retirement medical plan coverage for all employees who retired on or after March 1, 2011. Participants who are already receiving benefits under the Retiree Medical Plan will continue to receive benefits under the Plan. At September 30, 2011, the Retiree Medical Plan had 141 participants.

The amendment is considered a “curtailment event” under ASC 715 because it eliminates the accrual of defined benefits for all of the future services of a significant number of active employees. At the time of the Plan amendment, Synovus estimated the number of eligible participants that would elect coverage by the specified deadline of March 31, 2011 to calculate the $7.1 million curtailment gain that was recognized during 2010. Based on the actual number of retirees who elected medical coverage for themselves and/or their eligible dependents, the actual curtailment gain is $6.7 million, which resulted in an adjustment of $398 thousand to the curtailment gain that was recorded during the nine months ended September 30, 2011.

Note 13 - Variable Interest Entities

Synovus has a contractual ownership or other interests in certain VIEs for which the fair value of the VIE’s net assets may change exclusive of the variable interests. Under ASC 810-10-65, Synovus is deemed to be the primary beneficiary and required to consolidate a VIE if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810-10-65, as amended, requires continual reconsideration of conclusions reached regarding which interest holder is a VIE’s primary beneficiary.

Synovus’ involvement with VIEs is discussed below. Synovus consolidates VIEs for which it is deemed the primary beneficiary.

Consolidated Variable Interest Entities

Rabbi Trusts - Synovus has established certain rabbi trusts related to deferred compensation plans offered to its employees. Synovus contributes employee cash compensation deferrals to the trusts and directs the underlying investments made by the trusts. The assets of these trusts are available to creditors of Synovus only in the event that Synovus becomes insolvent. These trusts are considered VIEs because either there is no equity at risk in the trusts or because Synovus provided the equity

Notes to Consolidated Financial Statements (Unaudited)

interest to its employees in exchange for services rendered. Synovus is considered the primary beneficiary of the rabbi trusts as it has the ability to direct the underlying investments made by the trusts, the activities that most significantly impact the economic performance of the rabbi trusts. Synovus includes the assets of the rabbi trusts as a component of other assets and a corresponding liability for the associated benefit obligation in other liabilities in its consolidated balance sheet. At September 30, 2011, the aggregate amount of rabbi trust assets and benefit obligation was $9.8 million.

Non-consolidated Variable Interest Entities

Low Income Housing Tax Credit Partnerships - Synovus and its subsidiary bank, Synovus Bank, make equity investments as a limited partner in various partnerships which are engaged in the development and operation of affordable multi-family housing utilizing the LIHTC pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to earn a return on the investment and to support community reinvestment initiatives of Synovus’ subsidiary bank. The activities of these LIHTC partnerships are limited to development and operation of multi-family housing that is leased to qualifying residential tenants. These partnerships are generally located in southeastern communities where Synovus has a banking presence and are considered VIEs because Synovus, as the holder of an equity investment at risk, does not have voting or similar rights and does not participate in the management or direct the operations of the partnerships (activities which affect the success of the partnerships). Synovus provides construction lending for certain of the LIHTC partnerships in which it also has an equity investment. Synovus is at risk for the amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan but has no obligation to fund the operations or working capital of the partnerships. The general partners of these partnerships are considered the primary beneficiaries because they are charged with management responsibility which give them the power to direct the activities that most significantly impact the financial performance of the partnerships, and they are exposed to losses beyond Synovus’ equity investment. At September 30, 2011, the aggregate carrying value of Synovus’ investments in LIHTC partnerships was $14.5 million and the cumulative amount of equity investments was $28.5 million. Synovus uses the equity method of accounting for these investments which are included as a component of other assets on Synovus’ consolidated balance sheet. At September 30, 2011, Synovus had a commitment to fund a remaining $458 thousand equity investment in a LIHTC partnership subject to satisfaction of certain performance criteria by the general partner.

Historic Rehabilitation Partnerships - Synovus Bank makes equity investments as a limited partner in various partnerships which are engaged in the preservation, renovation, and rehabilitation of historic structures and the subsequent operation of those structures as commercial properties or multi-family housing. Tax credit incentives are awarded based on a percentage of certified rehabilitation costs under Section 1.48-112 of the Internal Revenue Code. The purpose of these investments is to earn a suitable return on the investment and to support community reinvestment initiatives of Synovus’ subsidiary bank. The activities of these historic rehabilitation partnerships are limited to preservation and rehabilitation of historic structures, and operation of those structures for leasing to commercial or residential tenants. These partnerships are generally located in southeastern communities where Synovus has a banking presence and are considered VIEs because Synovus, as the holder of an equity investment at risk, does not have voting or similar rights and does not participate in the management or direct the operations of the partnerships (activities which affect the success of the partnerships). Synovus provides construction lending for certain of the partnerships in which it also has an equity investment. Synovus is at risk for the amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan, but has no obligation to fund the operations or working capital of the partnerships. The general partners of these partnerships are considered the primary beneficiaries because they are charged with management responsibility which give them the power to direct the activities that most significantly impact the financial performance of the partnerships, and they are exposed to losses beyond Synovus’ equity investment. At September 30, 2011, the aggregate carrying value of Synovus’ investments in historic rehabilitation partnerships was $2.3 million and the cumulative amount of equity investments was $9.0 million. Synovus uses the equity method of accounting for these investments which are included as a component of other assets on Synovus’ consolidated balance sheet. At September 30, 2011, Synovus had a commitment to fund a remaining $45 thousand equity investment in a historic rehabilitation tax credit partnership subject to satisfaction of certain performance criteria by the general partner.

Notes to Consolidated Financial Statements (Unaudited)

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

Note 14—Income Taxes

Synovus reported an income tax expense attributable to continuing operations for the nine months ended September 30, 2011 of $1.7 million compared to a tax benefit of $21.0 million for the same period in 2010. The tax effect from changes in the net unrealized gains on investment securities available for sale and net unrealized gains on cash flow hedges recorded as a component of other comprehensive income are recognized as income tax benefit (expense) in the statement of operations pursuant to ASC 740-20-45-7. These items resulted in no impact to income taxes for the nine months ended September 30, 2011; an income tax benefit of $4.8 million for the nine months ended September 30, 2010; and income tax expense of $4.9 million and $6.3 million for the three months ended September 30, 2011 and 2010, respectively.

Synovus’ DTA valuation allowance increased by $41.9 million during the nine months ended September 30, 2011, which included a decrease of $11.7 million during the third quarter. A reconciliation of the beginning and ending amounts of the valuation allowance recorded against DTAs is as follows:

(in thousands)	2011	2010
Balance at January 1,	$774,961	443,332
Increase for the three months ended March 31,	43,906	77,600
Increase for the three months ended June 30,	9,723	93,506
(Decrease) increase for the three months ended September 30,	(11,725)	76,568

Balance at September 30,	$816,865	691,006

In assessing the need for a valuation allowance, Synovus has considered all available evidence about the realization of DTAs, both positive and negative, that could be objectively verified. Synovus’ positive evidence considered in support of its use of forecasted future earnings as a source of realizing DTAs was insufficient to overcome the negative evidence associated with its pre-tax cumulative loss position.

At September 30, 2011, Synovus reported a net deferred tax asset, before the valuation allowance, of $819.0 million compared to $776.7 million at December 31, 2010. Synovus expects to reverse substantially all (or approximately $796 million of the current balance of $817 million) of the valuation allowance once it has demonstrated a sustainable return to profitability. While reversal of the valuation allowance is subject to considerable judgment, this event could occur at the point Synovus has significantly improved its credit quality and experienced consecutive profitable quarters coupled with a forecast of sufficient continuing profitability. This reversal could occur as a single event or over a period of time, depending upon the level of forecasted taxable income, the degree of risk related to realizing the forecasted taxable income, and the estimated risk related to credit quality. Until such event occurs, Synovus expects to record minimal to no tax expense when reporting income before taxes as reductions to the deferred tax asset valuation allowance will be recognized.

Synovus’ income tax returns are subject to review and examination by federal, state, and local taxing jurisdictions. Currently, no years for which Synovus filed a federal income tax return are under examination by the IRS; however, the IRS is in the process of reviewing federal refund claims from the carryback of operating losses sustained in the 2009 tax year. There are also certain state tax examinations currently in progress. Although Synovus is unable to determine the ultimate outcome of these examinations, Synovus believes that current income tax accruals are adequate for any uncertain income tax positions relating to these examinations. Adjustments to income tax accruals are made when necessary to reflect a change in the probability outcome.

Notes to Consolidated Financial Statements (Unaudited)

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is presented below. (Unrecognized state income tax benefits are not adjusted for the federal income tax impact).

(in thousands)	2011	2010
Balance at January 1,	$6,315	7,274
First quarter activity:
Additions based on tax positions related to current year	70	48
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(415)	(168)
Settlements	—	(75)

Net, first quarter activity	(345)	(195)

Balance at March 31,	$5,970	7,079

Second quarter activity:
Additions based on tax positions related to current year	$70	32
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—

Net, second quarter activity	70	32

Balance at June 30,	$6,040	7,111

Third quarter activity:
Additions based on tax positions related to current year	$69	33
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(106)	(892)
Settlements	—	—

Net, third quarter activity	(37)	(859)

Balance at September 30,	$6,003	6,252

Accrued interest and penalties related to unrecognized income tax benefits are included as a component of income tax expense (benefit). The amount of accrued interest and penalties on unrecognized income tax benefits totaled $1.4 million and $1.6 million as of January 1 and September 30, 2011, respectively. The total amount of unrecognized income tax benefits as of January 1 and September 30, 2011 that if recognized would affect the effective income tax rate was $5.0 million and $4.9 million (net of the federal benefit on state income tax issues), respectively, which includes interest and penalties of $880 thousand and $1.0 million, respectively. The impact to the effective income tax rate is prior to any offset by the valuation allowance against deferred tax assets. Synovus expects that approximately $1.3 million of uncertain income tax positions will be either settled or resolved during the next twelve months.

ITEM 2 – MANAGEMENT’S DISCUSSION

AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Forward-looking Statements

Certain statements made or incorporated by reference in this report which are not statements of historical fact, including those under Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, constitute forward-looking statements within the meaning of, and subject to the protections of, Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements include statements with respect to Synovus’ beliefs, plans, objectives, goals, targets, expectations, anticipations, assumptions, estimates, intentions, and future performance and involve known and unknown risks, many of which are beyond Synovus’ control and which may cause Synovus’ actual results, performance, or achievements or the commercial banking industry or economy generally, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus’ use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “should,” “predicts,” “could,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus’ future business and financial performance and/or the performance of the commercial banking industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus’ management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this report. Many of these factors are beyond Synovus’ ability to control or predict. These factors include, but are not limited to:

(1)	further deterioration in credit quality may result in increased non-performing assets and credit losses, which could adversely impact Synovus’ capital, financial condition, and results of operations;

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

(10)	the risks that Synovus may be required to undertake additional strategic initiatives or seek or deploy additional capital to satisfy applicable regulatory capital standards and pressures in light of expected increases in capital and liquidity requirements or as a result of supervisory actions or directives;

(11)	decreases in non-interest income and increases in non-interest expense due to, among other things, implementation of The Dodd-Frank Act and other regulatory initiatives;

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

(15)

the impact of our continued participation in the TARP and CPP, including the impact of compensation and other restrictions imposed under TARP which affect our ability to attract, retain, and compensate talented executives and other employees and the impact of actions that we may be required to take to exit from the CPP and repay the outstanding preferred stock issued under the CPP;

(16)

the impact of the Dodd-Frank Act and other recent and proposed changes in governmental policy, laws and regulations, including proposed and recently enacted changes in the regulation of banks and financial institutions, or the interpretation or application thereof, including restrictions, increased capital requirements, limitations and/or penalties arising from banking, securities and insurance laws, regulations and examinations and restrictions on compensation;

(17)

the impact on Synovus’ financial results, reputation and business if Synovus is unable to comply with all applicable federal and state regulations and applicable memoranda of understanding, other supervisory actions or directives and any necessary capital initiatives;

(18)

the actual results achieved by our updated three-year strategic plan and the implementation of our efficiency and growth initiatives announced in January 2011, and the risk that we may not achieve the anticipated cost savings, revenue growth and other benefits from such initiatives;

(19)	the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto;

(20)	the costs of services and products to Synovus by third parties, whether as a result of financial condition, credit ratings, the way Synovus is perceived by such parties, the economy or otherwise;

(21)	the effects of any damages to Synovus’ reputation resulting from developments related to any of the items identified above; and

(22)

other factors and other information contained in this Report and in other reports and filings that Synovus makes with the SEC under the Exchange Act, including, without limitation, under the caption “Risk Factors”.

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Risk Factors” and other information contained in Synovus’ 2010 10-K and other periodic filings, including this report and other quarterly reports on Form 10-Q and current reports on Form 8-K, that Synovus files with the SEC. All written or oral forward-looking statements that are made by or are attributable to Synovus are expressly qualified by this cautionary notice. Undue reliance on any forward-looking statements should not be placed given that those statements speak only as of the date on which the statements are made. Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of new information or unanticipated events, except as may otherwise be required by law.

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

The following financial review summarizes the significant trends affecting Synovus’ results of operations and financial condition for the nine and three months ended September 30, 2011. This discussion supplements, and should be read in conjunction with, the unaudited consolidated financial statements and notes thereto contained elsewhere in this report and the audited consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ 2010 10-K.

Economic Overview

Following indications that economic recovery was under way late in 2010, the rate of economic growth moderated during the first quarter of 2011 and slowed further during the second quarter of 2011. A series of global events, including the earthquake and tsunami in Japan, geo-political unrest in the Middle East, the mid-year elevation in energy costs, and continued concerns over the debt of certain European nations, plus the U.S. congressional battle over raising the U.S. debt ceiling have prompted uncertainty and tempered economic growth during 2011. The economy continued to expand during the third quarter of 2011 at a stronger pace than the second quarter, but there continue to be mixed messages in many economic measures. These mixed messages, together with the slowed expansion, have fueled discussion about the possibility of a double-dip recession. National unemployment has increased in recent months and the rate of increase in non-farm employment has decreased significantly. The U.S. President recently proposed jobs legislation, but any final legislation passed by both the House of Representatives and the Senate will most likely include changes to the President’s proposal, and the potential impact for the economy cannot presently be determined. Inflation remains subdued; however, increases in the consumer price index for 2011 have exceeded increases for the same periods in 2010. The Federal Reserve’s commitment to hold interest rates stable for the next two years appears to be an indication it is more concerned with sustaining recovery than the risk of inflation. Residential mortgage foreclosure and delinquency rates have declined over the past year, but remain at elevated levels compared to historical periods. The large number of foreclosures in process, coupled with the delinquency rate, point to a continuing inflow of cheaper homes into the residential real estate market. While the rate of inflow to the market from foreclosures has decreased, the supply of cheaper homes continues to exceed demand, which has suppressed the construction of new homes and continues to pressure the price of both new and existing homes.

New residential construction decreased slightly to approximately 594,000 units in September as compared to a revised August rate of approximately 625,000 units and the September 2010 rate of 562,000 units, the Census Bureau and HUD reported. In the South, residential units in September decreased by 7.0% from August and increased 1.4% from a year ago. Mortgage rates continue to remain at record lows, due at least in part to Federal Reserve Bank efforts to lower long-term interest rates to stimulate the economy. Sales of new single-family homes were at a seasonally adjusted rate of 313,000 in September, which was 5.7% above the revised August rate of 296,000, but 0.9% below the September 2010 estimate of 316,000. The supply of new homes decreased from 7.7 months in September 2010 to 6.2 months in September 2011 and the median sales price decreased 10.3% to $204,400 during the same time period. Existing home sales in September declined 3.0% to 4.91 million as compared to August 2011, but are 11.3% above the September 2010 level of 4.41 million. Distressed homes (foreclosures and short sales typically sold at deep discounts) accounted for 30% of sales in September 2011, down from 35% from a year ago. The national median home price was $165,400 in September 2011, down 3.5% from September 2010.

The Bureau of Economic Analysis advance estimate released in October indicates that real GDP increased at an annual rate of 2.5% in the third quarter of 2011, as compared to 1.3% in the second quarter of 2011, 0.4% in the first quarter of 2011, and 2.3% in the fourth quarter of 2010. The fourth quarter 2011 GDP estimate, to be released at the end of January, is expected to be stronger than the first half of 2011, but weaker than the third quarter. The National Bureau of Economic Research (NBER)

Management’s Discussion and Analysis

determined that the most recent recession began December 2007 and ended in June 2009. During 2010, the economy returned to an expansionary phase marked by relatively slow recovery, but the rate of expansion softened substantially during the second quarter of 2011.

The Southeastern U.S. economy (where Synovus operates) has continued to improve, but at a very subdued pace during the third quarter of 2011. The labor force in Synovus’ five state footprint grew by approximately 90 thousand jobs in the first nine months of 2011 as compared to an increase of approximately the same amount during the full calendar year 2010. The unemployment rate in Synovus’ five state Southeastern footprint, which was 10.4% in September 2011, has increased from 10.3% in June 2011 and March 2011, and has decreased as compared to 10.9% in December 2010 and 10.7% in September 2010. The national unemployment rate, which was 9.4% in December 2010, fell to 8.8% in March 2010, but increased to 9.2% in June 2011 and decreased slightly to 9.1% in September 2011. The elevated unemployment rates within Synovus’ footprint are due to a combination of both the effects of the collapse of the real estate market over recent years, and the number of rural population centers which tend, on average, to experience generally higher rates of unemployment than the national average during all economic phases.

The Mortgage Bankers Association reported that the percentage of mortgage loans in the process of foreclosure to total mortgage loans decreased to 4.43% during the second quarter of 2011, down 4.52% in the first quarter of 2011, and a decrease from 4.57% the second quarter of 2010. The combined percentage of loans that were either at some point in the foreclosure process or at least one payment past due decreased to 12.54% (NSA) over the same period, which is an increase of 23 basis points from the first quarter level and a decrease of 143 basis points from the second quarter of 2010. The delinquency rate for one-to-four-unit residential property mortgage loans increased to 8.44% of all loans outstanding as of the end of the second quarter of 2011. This was an increase of 12 bps from the first quarter and a decrease of 144 bps from the second quarter of 2010.

The Institute of Supply Management indices for manufacturing and non-manufacturing remain above 50, signaling expansion, but at a slightly slower rate for manufacturing (51.6) than non-manufacturing (53). Consumer Confidence continues to show volatility; the consumer confidence index stands at 39.8 for October 2011 as compared to 46.4 for September 2011 and 58.5 in June 2011.

As noted above, the pace of residential foreclosures has provided an excess supply of single family homes in the U.S., which has constrained the sale of new homes and the resale of existing homes. Improvement in the housing and residential construction markets would be a significant boost for employment among construction trades, a sector of the labor force that has been one of the most heavily impacted by the economy. The reduced pace of economic expansion during the first nine months of 2011 has also slowed recovery for commercial properties, and new commercial development remains limited. The spread between 10 year Treasury yields and cap rates for prime commercial properties makes real estate an attractive alternative to non-real estate investments; however, the supply of high grade assets is limited. On the whole, economic conditions are moderately positive, but the recovery continues to be slow and uneven.

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

Another impact of the economic downturn has been the elevated number of bank failures in Synovus’ market area. There have been 74 failures nationally during the first nine months of 2011, including 19 in Georgia, 11 in Florida, 3 in South Carolina and 2 in Alabama, as compared to 157 failures nationally during the twelve months ended December 31, 2010, including 29 in Florida and 21 in Georgia.

Management’s Discussion and Analysis

Overview of Third Quarter 2011 Financial Results

Synovus reported net income available to common shareholders of $15.7 million for the three months ended September 30, 2011, as compared to a net loss available to common shareholders of $195.8 million during the same period last year. Net income per diluted common share was $0.02 for the three months ended September 30, 2011 as compared to a net loss per diluted common share of $0.25 for the three months ended September 30, 2010. For the nine months ended September 30, 2011, Synovus reported a net loss available to common shareholders of $131.5 million, or $0.17 per common share, an 80.3% improvement from the $668.2 million net loss, or $1.03 per common share, in the same period last year. Excluding restructuring charges, Synovus reported net income available to common shareholders of $18.3 million, or $0.02 per diluted common share, for the three months ended September 30, 2011, and reported a net loss available to common shareholders of $101.5 million, or $0.13 per common share, for the nine months ended September 30, 2011. See reconciliation of “Non-GAAP Financial Measures” in this report.

The improvement for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 is primarily due to a $158.4 million decline in total credit costs (provision for losses on loans and other credit costs), a $24.0 million decrease in core expenses (total non-interest expense excluding other credit costs and restructuring charges), and net gains of $62.9 million realized upon repositioning the investment securities portfolio. For the nine months ended September 30, 2011 as compared to the same period in the prior year, the improvement is primarily due to a $570.4 million decline in credit costs, a $67.1 million decrease in core expenses (total non-interest expense excluding other credit costs, restructuring charges, and curtailment of a post-retirement benefit) and net gains of $64.7 million on sales of investment securities, which includes gains realized upon repositioning the securities portfolio during the third quarter of 2011. The first nine months of 2010 also reflected a $43.2 million gain, net of tax, on the sale of the merchant services business. See reconciliation of “Non-GAAP Financial Measures” in this report.

Although credit costs, charge-offs, and non-performing asset levels remain elevated, most of Synovus’ credit quality measures continued to show improvement during the third quarter of 2011. For the three months ended September 30, 2011, total credit costs decreased for the ninth consecutive quarter to $142.5 million. Provision for losses on loans, the most significant component of total credit costs (which includes provision for losses on loans, foreclosed real estate expense, net, provision for unfunded commitments, and charges related to other loans held for sale) was $102.3 million for the third quarter of 2011, a 14.9% decrease from $120.2 million in the second quarter of 2011, and a 57.2% decrease from $239.0 million in the third quarter of 2010. Net charge-offs of $138.3 million for the third quarter of 2011 decreased $28.8 million, or 17.3%, compared to the second quarter of 2011 and decreased $98.8 million or 41.7% from the third quarter of 2010. Provision for losses on loans is down 83.8% from the peak level in the second quarter of 2009 and net charge-offs are down 72.1% from the peak level in the third quarter of 2009. NPL inflows were $222.0 million during the third quarter of 2011 compared to $231.1 million in the second quarter of 2011 and $421.5 million in the third quarter of 2010. The sale of distressed assets totaled $168.6 million in the third quarter bringing the total for the first nine months of 2011 to $555.7 million. Total non-performing assets declined 4.5% from $1.22 billion at June 30, 2011 to $1.16 billion at September 30, 2011, representing the sixth consecutive quarterly decline. Past due accruing loans remained at favorable levels with total past due loans and still accruing interest of 0.99% and loans 90 days past due and still accruing interest of 0.13% compared to 0.97% and 0.11% at June 30, 2011, respectively.

Commercial real estate represented the majority of both the provision for losses on loans and loan charge-offs for the first nine months of 2011 and 2010. Provision for losses on loans attributable to the commercial real estate portfolio (excluding the unallocated allowance for loan losses component of the “unallocated component”) was $269.6 million, or 74.0% of the total provision for losses on loans, for the first nine months of 2011 while net charge-offs attributable to this portfolio were $306.5 million, or 64.9% of total net charge-offs. Provision for losses on loans attributable to the commercial real estate portfolio was $582.7 million, or 66.3% of the total provision for losses on loans, for the first nine months of 2010 while net charge-offs attributable to this portfolio were $713.7 million, or 72.4% of total net charge-offs. Provision for losses on loans attributable to the commercial and industrial portfolio was $76.0 million, or 20.9%, of the total expense, excluding the unallocated portion, for the first nine months of 2011 while net charge-offs attributable to this portfolio were $111.5 million, or 23.6% of total net charge-offs. Provision for losses on loans attributable to the commercial and

Management’s Discussion and Analysis

industrial portfolio was $225.8 million, or 25.7%, of the total expense, excluding the unallocated portion, during the first nine months of 2010 while net charge-offs attributable to this portfolio were $187.5 million, or 19.0%, of total net charge-offs.

The decline in non-performing loans since the third quarter of 2010 was driven by the disposition of distressed loans as discussed above, net charge-offs, and, to a lesser extent, by a reduction in NPL inflows.

Pre-tax, pre-credit costs income (which excludes provision for losses on loans, other credit costs, restructuring charges, net investment securities gains, and certain other items) was $119.4 million for the third quarter of 2011 representing an increase of $2.4 million, or 2.1%, from the second quarter of 2011 and a decrease of $4.7 million, or 3.8%, from the third quarter of 2010. See reconciliation of “Non-GAAP Financial Measures” in this report. As compared to the second quarter of 2011, the increase in pre-tax, pre-credit costs income was driven by a $3.0 million increase in non-interest income and a $1.8 million decrease in core expenses partially offset by a $2.4 million decrease in net interest income. The decline from the third quarter of 2010 was driven by an $11.9 million decrease in non-interest income and a $16.9 million decrease in net interest income partially offset by a $24.0 million decrease in core expenses.

The net interest margin declined 4 bp to 3.47% in the third quarter of 2011 compared to 3.51% for the second quarter of 2011 and increased 14 basis points from 3.33% in the third quarter of 2010. On a sequential quarter basis, a 9 bp decline in the yield on earning assets was partially offset by a 5 bp decrease in the effective cost of funds. Loan yields during the third quarter of 2011 decreased 10 bp compared to the third quarter of 2010, and the effective cost of funds decreased 28 bp as economic uncertainty has resulted in a sustained period of low interest rates.

Total loans were $20.10 billion at September 30, 2011, a decline of $402.7 million from June 30, 2011. The decline in loans was driven by charge-offs, the sale of distressed loans, and pay-downs that continued to exceed new originations.

Total deposits increased by $234.4 million from the second quarter of 2011, primarily due to growth in core deposits of $767.4 million. The growth in core deposits was led by a $372.1 million increase in non-interest bearing deposits from the second quarter. Growth in core deposits was partially offset by a decrease in brokered deposits of $533.0 million as Synovus continues to reduce its dependence on funding from these products through planned reductions. Additionally, core deposits excluding time deposits increased $865.1 million from the second quarter of 2011. See reconciliation of “Non-GAAP Financial Measures” in this report. At September 30, 2011, brokered deposits represented 9.3% of Synovus’ total deposits compared to 11.8% at June 30, 2011. Synovus intends to continue to reduce the level of this type of deposit during the remainder of 2011. Deposit costs have declined during each of the last seventeen quarters; however, competitive demand for deposits in Synovus’ markets has somewhat limited the decline in deposit costs.

Total shareholders’ equity decreased by $21.5 million from prior quarter to $2.83 billion at September 30, 2011. Synovus continues to actively monitor evolving industry capital standards, and changes in regulatory standards and requirements. As part of its ongoing management of capital, Synovus will continue to monitor its capital position and identify, consider, and pursue additional strategies to bolster its capital position as deemed necessary.

Liquidity is another important consideration in assessing Synovus’ financial strength. Synovus expects to maintain a significant liquidity cushion primarily in the form of interest bearing funds with the Federal Reserve Bank and unencumbered investment securities.

Management’s Discussion and Analysis

A summary of Synovus’ financial performance for the nine and three months ended September 30, 2011 and 2010 is set forth in the table below.

Financial Performance Summary

(in thousands, except per share data)	Nine Months Ended September 30,			Three Months Ended September 30,
(percentages annualized)	2011	2010	Change	2011	2010	Change
Net interest income	$696,998	744,366	(6.4)%	$228,603	245,460	(6.9)%
Provision for losses on loans	364,230	878,872	(58.6)	102,325	239,020	(57.2)
Non-interest income(1)	265,405	225,456	17.7	133,392	81,764	63.1
Non-interest expense	684,683	780,570	(12.3)	222,552	269,011	(17.3)
Core expenses(2)(3)	540,929	608,029	(11.0)	179,754	203,723	(11.8)
(Loss) income from continuing operations before income taxes	(86,510)	(689,620)	87.5	37,118	(180,807)	nm
Pre-tax, pre-credit costs income(2)	356,804	362,836	(1.7)	119,368	124,115	(3.8)
(Loss) income from continuing operations	(88,200)	(668,586)	86.8	30,208	(181,167)	nm
Income from discontinued operations, net of income taxes	—	43,162	nm	—	—	nm
Net (loss) income available to controlling interest	(87,980)	(625,111)	85.9	30,208	(181,444)	nm
Net (loss) income available to common shareholders	(131,490)	(668,190)	80.3	15,667	(195,838)	nm
Diluted (loss) earnings per share:
Net (loss) income from continuing operations available to common shareholders	(0.17)	(1.09)	84.4	0.02	(0.25)	nm
Net (loss) income available to common shareholders	$(0.17)	(1.03)	83.5	$0.02	(0.25)	nm

	September 30, 2011	June 30, 2011	Sequential Quarter Change		September 30, 2010	Year Over Year Change
Loans, net of deferred fees and costs	$20,102,086	20,504,810	(2.6)%		$22,581,036	(11.0)%
Total deposits	23,109,427	22,875,017	1.4		25,236,225	(8.4)
Core deposits (2)	20,951,796	20,184,419	5.1		21,687,050	(3.4)
Core deposits excluding time deposits (2)	15,999,652	15,134,519	7.6		15,204,529	5.2
Net interest margin (quarter)	3.47%	3.51	(4	)bp	3.33%	14bp
Non-performing assets ratio	5.71	5.85	(14)		6.81	(110)
Past due over 90 days	0.13	0.11	2		0.11	2
Net charge-off ratio (quarter)	2.72	3.22	(50)		4.12	(140)
Tier 1 capital	$2,770,971	2,758,282	(0.6)%		$3,092,655	(10.4)%
Tier 1 common equity	1,817,168	1,806,919	(0.8)		2,147,602	(15.4)
Total risk-based capital	3,533,600	3,522,660	(0.4)		3,954,063	(10.6)
Tier 1 capital ratio	12.97%	12.84	13bp		13.06%	(9	)bp
Tier 1 common equity ratio	8.50	8.41	9		9.07	(57)
Total risk-based capital ratio	16.53	16.40	13		16.70	(16)
Total shareholders’ equity to total assets ratio(4)	10.01	10.07	(6)		7.37	264
Tangible common equity to tangible assets ratio(2)	6.56	6.63	(7)		7.26	(70)
Tangible common equity to risk-weighted assets ratio(2)	8.66	8.73	(7)		9.47	(81)
Tangible book value per common share(5)	$2.03	2.06	(1.9)%		$2.53	(19.8)%

(1)	Non-interest income for the nine and three months ended September 30, 2011 includes net gains realized on the sale of investment securities available for sale of $62.9 million.
(2)	See reconciliation of “Non-GAAP Financial Measures” in this report.
(3)	Core expenses are comprised of total non-interest expense less gain/loss on post-retirement defined benefit plan.
(4)	Total shareholders’ equity divided by total assets.
(5)	Equity and common shares exclude impact of unexercised tMEDS. See Note 10 of the notes to the unaudited interim consolidated financial statements for additional information regarding tMEDS.

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

Management’s Discussion and Analysis

Synovus’ critical accounting policies are described within Management’s Discussion and Analysis in Synovus’ 2010 10-K. Synovus periodically updates the loan loss factors used in determining the allowance for losses on loans. These loan loss factors were updated during the three months ended June 30, 2011. Except for the periodic update of loan loss factors, there have been no material changes to Synovus’ critical accounting policies affecting the determination of the allowance for loans losses and the provision for losses on loans estimates and assumptions in 2011.

Allowance for Loan Losses

Note 6 in the notes to consolidated financial statements contains a discussion of the allowance for loan losses. The allowance for loan losses at September 30, 2011 was $595.4 million compared to $631.4 million and $836.4 million at June 30, 2011 and September 30, 2010, respectively.

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

Commercial Loans – Risk Ratings and Loss Factors

Commercial loans are assigned a risk rating on a nine point scale and are classified based upon the borrower’s financial status and collateral position. Impaired loans are generally evaluated on a loan by loan basis with specific reserves recorded as appropriate. For loans that are not considered impaired, the allocated allowance for loan losses is determined based upon EL factors which are applied to groupings of specific loan types, by loan risk ratings. The EL is determined based upon a PD which is the probability that a borrower, segregated by loan type and loan risk grade, will default, and LGD which is the estimate of the amount of net loss in the event of a loan defaulting. The allocated EL factors for commercial type loans may also be adjusted, as necessary, by qualitative factor considerations for the applicable loan categories, which include among other considerations the aging of portfolio default experience data used in the PD calculation and the aging of the portfolio net loss experience data used in the LGD calculation. The groupings of the loans into loan categories are determined based upon the nature of the loan types and the level of inherent risk associated with the various loan categories. The loan groupings are further segregated based upon the individual loan risk ratings, as described below.

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

Management’s Discussion and Analysis

Each loan is assigned a risk rating during its initial approval process. This process begins with a loan rating recommendation from the loan officer responsible for originating the loan. The loan rating recommendation is subject to approvals from other members of management, regional credit and/or loan committees depending on the size of the new loan and new loan’s credit attributes. Loan ratings are regularly reevaluated based upon annual scheduled credit reviews or on a more frequent basis if determined prudent by management. Semi-annual credit servicing reviews are performed by Synovus’ regional credit department for borrowers in excess of $2.5 million. Quarterly problem-loan memos for all loan relationships in excess of $500,000 graded 6 or worse are prepared by bank divisions and reviewed by regional credit officers. In addition, monthly migration meetings are held by regional credit officers, and all loan relationships in excess of $500,000 graded 6 or worse are reviewed in those meetings to ensure the loans are properly graded and reserved for, if applicable. Furthermore, an independent loan review function evaluates the Bank’s risk rating process on an on-going basis.

As a result of Synovus’ past practice of updating default and loss data once per year, loan default and net loan loss upon default data utilized in the PD and LGD calculations did not historically include the most recent periods’ portfolio default and net loss experience; therefore, these factors required a qualitative factor adjustment to properly capture the estimated inherent risk of loss in the loan portfolios not identified because of the time lag in the data used for the PD and LGD factors. Other qualitative factor considerations included, among other items, loan concentrations and the level of loan volume/nature of loan growth.

In the second quarter of 2011, Synovus began a new practice of updating, by loan category, the loan default data and net loss upon default data utilized in the calculation of the PD factor and LGD factor, respectively, at least twice a year. The use of this more current data in the PD and LGD calculations eliminated the need for this qualitative factor adjustment to be included in the calculated EL factors beginning June 30, 2011. At September 30, 2011 and June 30, 2011, the PD factors are based upon loan defaults experienced through December 31, 2010, and the LGD factors were based upon losses on defaulted loans through March 31, 2011. Further, management has considered loan default and net loan loss data through the issuance date of the September 30, 2011 interim unaudited consolidated financial statements concluding that defaults and losses during this period had no material impact on the EL factors calculated for purposes of determining the allowance for loan losses at September 30, 2011.

Prior to the change completed in the second quarter of 2011, as described above, the LGD factor was calculated based upon net loan loss data on loans that had defaulted through March 31, 2009 and the net losses on those loans through September 30, 2010, which provided an eighteen-month net loss resolution subsequent to March 31, 2009. As a result of this timing lag, Synovus previously supplemented its internal LGD data with industry LGD data at a weighting of 75% external industry data and 25% internal data. Beginning with the second quarter of 2011, by enhancing its LGD methodology to incorporate current net losses on defaulted loan data in the calculation of the LGD, as described above, it is no longer considered necessary to supplement Synovus’ internal net loss given default data with external industry net loss data. Accordingly, the LGD calculations are now based entirely upon Synovus’ loan portfolio experience.

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

Management’s Discussion and Analysis

•	other external impacts (as may be applicable).

On a quarterly basis, management updates its analysis and consideration of these factors and determines the impact, if any, on the allowance for loan losses for each respective quarter. The changes to the unallocated component of the allowance for loan losses on a year-to-date basis through September 30, 2011 are related to the commercial portfolio.

The impact on the provision for losses on loans related to the commercial loan portfolio from the use of updated loan default and loss given default data, adjustments to the EL qualitative factors, reductions in unallocated reserves, as well as the utilization of only Synovus’ loan portfolio LGD experience data, as discussed above, resulted in a decline in the provision for loan losses of approximately $22 million during the three months ended June 30, 2011.

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

Retail Loans – Risk Ratings

Retail loans are generally assigned a risk rating on a 6-point scale at the time of origination based on credit bureau scores, with 1 assigned as the lowest level of risk and 6 as the highest level of risk. At 90-119 days past due, a 7-substandard rating is applied and at 120 days past due, the loan is generally downgraded to grade 9-loss and is generally charged off. The credit bureau based ratings are updated at least annually and the ratings based on the past due status are updated quarterly.

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

Impaired Loans

Nonaccrual commercial loans to borrowers with aggregate outstanding borrowings of $1 million or more are considered impaired and individually assessed for impairment. At September 30, 2011, substantially all nonaccrual impaired loans are collateral-dependent. Most of these loans are secured by real estate. For the majority of collateral-dependent impaired loans, the fair value of the real

Management’s Discussion and Analysis

estate securing these loans is generally determined based upon appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments, such as selling costs and anticipated sales values taking into account management’s plans for disposition, which could result in adjustment to the collateral value estimates indicated in the appraisals. The assumptions used in determining fair value are subject to significant judgment. Use of different assumptions, for example changes in management’s plan for disposition, could have a significant impact on the amount of impairment. If a collateral-dependent nonaccrual loan is placed on impaired status and a current appraisal is not available (generally at or near the end of a calendar quarter), management records an allowance for loan losses based on the loan’s risk rating as well as consideration of other information, if any, related to the fair value less selling costs of the collateral while an updated appraisal is being obtained. As of September 30, 2011, the amount of impaired nonaccrual loans was $622.8 million, and $461.8 million of these loans represent loans for which there is no allowance for loan losses generally as a result of estimated losses having been already charged off. At September 30, 2011, total non-accrual loans were $872.1 million and total impaired loans (including accruing TDRs) were $1.26 billion.

Management also includes accruing TDRs in total reported impaired loans. Such loans are considered impaired because they have been restructured in a TDR. However, these loans are not considered to be non-performing because they are performing in accordance with the restructured terms. At September 30, 2011, accruing TDRs were $640.3 million, and non-accruing TDRs were $171.4 million.

Restructuring Charges

Restructuring charges of $30.0 million for the nine months ended September 30, 2011 are comprised of $17.3 million in severance charges, $3.1 million in lease termination expense, $5.6 million of asset write-downs associated with branch closings and the decision to sell certain closed properties, and $4.0 million in professional fees and other charges. The restructuring charges are related to efficiency and expense management initiatives that were implemented during the first nine months of 2011. As of September 30, 2011, Synovus has recognized substantially all of the expected restructuring charges. The efficiency initiatives are expected to generate an estimated $100 million in annual expense savings by the end of 2012, with approximately $75 million of these savings to be realized in 2011. Synovus is on track to realize in 2011 the $75 million in expense savings from these initiatives. For further discussion of restructuring charges, see Note 2 of the notes to the unaudited interim consolidated financial statements and the section titled “Non-interest Expense” in this report.

Statement of Financial Position

During the nine months ended September 30, 2011, total assets decreased by $1.83 billion, or 6.1%, from December 31, 2010 to $28.25 billion. The principal components of this decrease were a $1.38 billion decrease in loans, net of deferred fees and costs and the allowance for loan losses, a $352.9 million decrease in interest bearing funds with the Federal Reserve Bank, and a $107.5 million decrease in mortgage loans held for sale. These decreases were partially offset by a $156.2 million increase in investment securities available for sale. The decrease in net loans is primarily due to charge-offs, the sale of non-performing loans, and principal reductions.

Other Loans Held for Sale

During the nine and three months ended September 30, 2011, Synovus transferred loans with a carrying value immediately preceding the transfer totaling $567.6 million and $168.8 million, respectively, to other loans held for sale. Synovus recognized charge-offs upon transfer on these loans totaling $159.9 million and $50.7 million for the nine and three months ended September 30, 2011, respectively. These charge-offs which resulted in a new cost basis of $407.7 million and $118.1 million, respectively, for the loans transferred during the nine and three months ended September 30, 2011 were based on the fair value, less estimated costs to sell, of the loans at the time of transfer.

During the nine and three months ended September 30, 2010, Synovus transferred loans with a carrying value immediately preceding the transfer totaling $138.0 million and $28.2 million, respectively, to other loans held for sale. Synovus recognized charge-offs upon transfer on these loans totaling $55.7 million and $5.1 million for the nine and three months ended September 30, 2010, respectively. These charge-offs which resulted in a new cost basis of $82.3 million and $23.1 million,

Management’s Discussion and Analysis

respectively, for the loans transferred during the nine and three months ended September 30, 2010 were based on the fair value, less estimated costs to sell, of the loans at the time of transfer.

Goodwill

Goodwill is tested for impairment on an annual basis and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is reviewed for impairment annually as of June 30th of each year and at interim periods if indicators of impairment exist. At September 30, 2011 and June 30, 2011, $24.4 million of goodwill consists of goodwill associated with two financial management services reporting units; $19.9 million of the goodwill is attributable to a reporting unit that is a provider of investment advisory services. The remaining goodwill of $4.5 million is attributable to the trust services reporting unit.

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

Other Real Estate

ORE consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans. The carrying value of ORE was $239.3 million, $261.3 million, and $211.9 million at September 30, 2011, December 31, 2010, and September 30, 2010, respectively. During the nine months ended September 30, 2011 and 2010, $190.4 million and $293.6 million of loans were foreclosed and transferred to other real estate at fair value, respectively. During the nine months ended September 30, 2011 and 2010, Synovus recognized foreclosed real estate expense, net, of $101.7 million and $142.8 million, respectively. These expenses included write-downs for fair value (less costs to sell) declines subsequent to the date of foreclosure and realized gains or losses resulting

Management’s Discussion and Analysis

from sales transactions which have already closed, both totaling $87.8 million and $123.1 million for the nine months ended September 30, 2011 and 2010, respectively.

Loans

The following table compares the composition of the loan portfolio at September 30, 2011, December 31, 2010, and September 30, 2010.

(dollars in thousands)	Total Loans			Total Loans
Loan Type	September 30, 2011	December 31, 2010	September 30, 2011 vs. December 31, 2010 % Change(1)	September 30, 2010	September 30, 2011 vs. September 30, 2010 % Change
Investment properties	$4,595,948	5,059,102	(12.2)%	$5,366,566	(14.4)%
1-4 family properties	1,726,391	2,102,787	(23.9)	2,433,017	(29.0)
Land acquisition	1,119,947	1,218,691	(10.8)	1,381,603	(18.9)

Total commercial real estate	7,442,286	8,380,580	(15.0)	9,181,186	(18.9)

Commercial and industrial	8,813,106	9,264,811	(6.5)	9,391,452	(6.2)

Home equity lines	1,612,798	1,648,039	(2.9)	1,672,021	(3.5)
Consumer mortgages	1,426,024	1,475,261	(4.5)	1,516,687	(6.0)
Credit cards	267,810	284,970	(8.1)	280,898	(4.7)
Other retail loans	550,106	542,538	1.9	551,941	(0.3)

Total retail	3,856,738	3,950,808	(3.2)	4,021,547	(4.1)

Deferred fees and costs, net	(10,044)	(10,436)	(5.0)	(13,149)	(23.6)

Total loans, net of deferred fees and costs	$20,102,086	21,585,763	(9.2)%	$22,581,036	(11.0)%

(1)	Percentage changes are annualized.

At September 30, 2011, loans outstanding were $20.10 billion, a decrease of $2.48 billion or 11.0%, compared to September 30, 2010. On a sequential quarter basis, total loans outstanding declined by $402.7 million or 7.8% annualized driven primarily by a $353.1 million decline in CRE loans. The CRE portfolio now represents 37.0% of total loans outstanding, down from 40.7% in the third quarter of 2010 and a peak of over 45%. Synovus continues to be encouraged by its recent core lending activity with achieved reported growth in owner-occupied real estate and small business loans during the third quarter of 2011. New loan fundings for the entire loan portfolio are up approximately $130 million from the previous quarter with new originations steadily increasing monthly, mainly as a result of Synovus’ previously announced expansions in the corporate banking team and recently introduced senior housing group.

Total commercial loans at September 30, 2011 were $16.26 billion or 80.9% of the total loan portfolio compared to $17.65 billion or 81.7% at December 31, 2010 and $18.57 billion or 82.2% at September 30, 2010. Commercial real estate loans consist of investment property loans, 1-4 family properties loans, and land acquisition loans. Commercial real estate loans are primarily originated through Synovus’ local market banking divisions. In accordance with Synovus’ uniform lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. Total commercial real estate loans which represent 37.0% of the total loan portfolio at September 30, 2011 were $7.44 billion, a decline of $938.3 million or 15.0% annualized from December 31, 2010 and a decline of $1.74 billion or 18.9% from September 30, 2010.

Investment property loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Synovus’ investment property portfolio is well diversified with no concentration by property type, geography (other than the fact that most of these loans are in Synovus’ primary market areas of Georgia, Alabama, Tennessee, South

Management’s Discussion and Analysis

Carolina, and Florida), or tenants. These loans are generally recourse in nature with short-term maturities (three years or less) allowing for restructuring opportunities that reduce Synovus’ overall risk exposure. The investment property loans are primarily secured by the property being financed by the loans; however, they may also be secured by real estate or other assets beyond the property being financed. Investment property loans are subject to the same uniform lending policies referenced above, although such loans have historically been underwritten with stressed interest rates and vacancies. In addition, in early 2008, Synovus placed restrictions on both hotel and shopping center lending to prevent problem loans in these depressed sectors from spreading. These lending restrictions remain in place today. During the fourth quarter of 2009, Synovus began quarterly reviews of all investment property loans of $1 million or more in order to more closely monitor the performance of the portfolio. Total investment property loans as of September 30, 2011 were $4.60 billion or 61.8% of the total commercial real estate loan portfolio and 22.9% of the total loan portfolio compared to $5.06 billion or 60.4% of the total commercial real estate loan portfolio and 23.4% of the total loan portfolio at December 31, 2010.

1-4 family properties loans include construction loans to homebuilders, commercial mortgage loans to real estate investors, and residential development loans to developers and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. These loans are subject to the same uniform lending policies referenced above. Additionally, underwriting standards for these types of loans include stricter approval requirements as well as more stringent underwriting standards than current regulatory guidelines. Construction and residential development loans are interest-only loans and typically carry maturities of three years or less, and 1-4 family rental properties carry maturities of three to five years, with amortization periods up to fifteen to twenty years. Given the recent turmoil in the housing and real estate markets, including falling real estate prices and increasing foreclosures, Synovus has actively and successfully reduced its exposure to residential construction and development and land acquisition loans over the past three years, including its exposure to the Atlanta market. At September 30, 2011, these loans totaled $1.73 billion or 23.2% of the total commercial real estate portfolio and 8.6% of the total loan portfolio compared to $2.10 billion or 25.1% of the total commercial real estate portfolio and 9.7% of the total loan portfolio at December 31, 2010.

Total residential C & D loans (consisting of 1-4 family construction loans and residential development loans) were $706.0 million at September 30, 2011, a decline of 36.9% annualized from December 31, 2010 and a decline of 44.8% from September 30, 2010. The decline was primarily driven by charge-offs and sales of distressed loans; additionally, Synovus is not actively seeking to originate these types of loans.

Land acquisition loans are secured by land held for future development, typically in excess of one year. They have short term maturities and are typically unamortized. These properties are substantially within the Synovus footprint and carry personal guarantees from the principals. They are underwritten based on the loan to value of the collateral and the capacity of the guarantor(s). This portfolio increased during the recession as land loans originally planned for development moved back into inventory for future development. These loans are generally subject to the same uniform lending policies referenced above, and the maximum loan-to-value limit at the time of origination or refinancing is aligned with regulatory requirements. Total land acquisition loans were $1.12 billion at September 30, 2011 or 5.6% of the total loan portfolio, a decline of 10.8% annualized from December 31, 2010 and a decline of 18.9% from September 30, 2010. Synovus’ combined exposure on performing residential C & D and land acquisition loans has declined $319.7 million or 24.18% annualized from December 31, 2010.

Management’s Discussion and Analysis

	September 30, 2011
(dollars in thousands)	Residential C&D and Land Acquisition Total Loans	% of Total Residential C&D and Land Acquisition Portfolio
Georgia(1)	$975,735	53.4%
Florida	244,328	13.4
South Carolina	339,508	18.6
Tennessee	23,864	1.3
Alabama	242,508	13.3

Total	$1,825,943	100.0%

(1)	Atlanta represents $416,045 or 22.8%.

The commercial and industrial loan portfolio represents the largest category of Synovus’ total loan portfolio. The commercial and industrial loan portfolio is currently concentrated on small to middle market commercial and industrial lending disbursed throughout a diverse group of industries in the southeast, including health care, finance and insurance, manufacturing, construction, real estate leasing and retail trade. The portfolio is relationship focused and, as a result, Synovus’ lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. Commercial and industrial loans are primarily originated through Synovus’ local market banking divisions and made to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. These loans are subject to the same uniform lending policies referenced above. Approximately 93% of Synovus’ commercial and industrial loans are secured by real estate, business equipment, inventory, and other types of collateral. Total commercial and industrial loans at September 30, 2011 were $8.81 billion or 43.8% of the total loan portfolio compared to $9.26 billion or 42.9% of the total loan portfolio at December 31, 2010.

At September 30, 2011, $3.91 billion of total commercial and industrial loans, or 19.5% of the total loan portfolio, represent loans for the purpose of financing owner-occupied properties. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the real estate. These loans are predominately secured by owner-occupied and other real estate. Other types of collateral securing these loans consist primarily of marketable equipment, marketable inventory, accounts receivable, equity and debt securities, and time deposits.

Commercial and industrial lending is a key component of Synovus’ growth strategy. Synovus has actively invested in additional expertise, product offerings, and product quality to provide its commercial and industrial clients with increased and enhanced product offerings and customer service. Synovus has formed a senior housing group to focus on building relationships in the commercial banking segment that include Alzheimer’s, convalescent, and assisted-living care facilities, as well as nursing homes. In addition, Synovus has expanded its treasury management group and large corporate banking initiative as part of an overall commercial banking strategy to provide lending solutions and to connect more commercial banking customers with Synovus’ full suite of specialized commercial banking products and services that include private banking, treasury management, asset-based lending, insurance, and wealth management in an effort to strengthen, diversify, and drive growth in Synovus’ commercial and industrial loan portfolio.

At September 30, 2011 and 2010, Synovus had 23 and 27 commercial loan relationships, respectively, with total commitments of $50 million or more (including amounts funded). The average funded balance of each of these relationships at September 30, 2011 and 2010 was approximately $56 million and approximately $77 million, respectively.

The retail loan portfolio consists of a wide variety of loan products offered through Synovus’ banking network, including first and second residential mortgages, HELOC, credit card loans, automobile loans, small business loans, and other retail loans. These various types of secured and unsecured retail loans are marketed to qualifying existing clients and to other creditworthy candidates in Synovus’ market area. The majority of Synovus’ retail loans are consumer mortgages and home equity lines secured by first and second liens on residential real estate primarily located in the markets

Management’s Discussion and Analysis

served by Synovus in Georgia, Florida, South Carolina, Alabama, and Tennessee. In accordance with Synovus’ uniform lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight that is proportional to the size and complexity of the lending relationship. Retail loans are subject to the same uniform lending policies referenced above and consist primarily of loans with strong borrower credit scores (most recently measured June 30, 2011 weighted-average FICO scores within the residential real estate portfolio were 758 for HELOC and 744 for Consumer Mortgages), conservative debt-to-income ratios (average debt-to-income ratio of loans approved in the third quarter of 2011 was 29.6%), utilization rates (total amount outstanding as a percentage of total available lines) of 61.5% and 62.0% at September 30, 2011 and 2010, respectively, and loan-to-value ratios based upon prudent guidelines to ensure consistency with Synovus’ overall risk philosophy. Apart from credit card loans and unsecured loans, Synovus does not originate loans with LTV ratios greater than 100% at origination except for infrequent situations provided that certain underwriting requirements are met. Additionally, at origination, loan maturities are determined based on the borrower’s ability to repay (cash flow or earning power of the borrower that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions.

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

Sub-prime loans are not a part of the retail lending strategy, and Synovus does not currently develop or offer specific sub-prime, alt-A, no documentation or stated income retail residential real estate loan products. Synovus estimates that, as of September 30, 2011, it has approximately $156.4 million of retail residential real estate loans (5.1% of said portfolio and 0.7% of the total loan portfolio) with FICO scores at origination that were below Fannie Mae and Freddie Mac eligibility thresholds which could be considered sub-prime. While FICO scores are one key indicator of credit risk, Synovus makes retail residential real estate lending decisions based upon a number of key credit risk determinants including FICO scores as well as bankruptcy predictor scores, loan-to-value, and debt-to-income ratios. Through its mortgage subsidiary, Synovus previously originated Fannie Mae alt-A loans with the intent to sell these loans into the secondary market. Synovus no longer originates such loans and as of September 30, 2011 has $1.2 million of such loans remaining on its balance sheet.

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

Retail loans at September 30, 2011 totaled $3.86 billion, representing 19.2% of the total loan portfolio compared to $3.95 billion, or 18.3%, of the total loan portfolio at December 31, 2010 and $4.02 billion, or 17.8%, of the total loan portfolio at September 30, 2010. Total retail loans declined at an annualized rate of 3.2% compared to December 31, 2010 and decreased by 4.1% compared to September 30, 2010, led principally by declines in consumer mortgages and home equity lines of credit. The retail loan portfolio credit scores were updated as of June 30, 2011. There was no material migration within the retail loan portfolio.

Management’s Discussion and Analysis

The most recently measured weighted average FICO scores within the retail residential real estate portfolio were 758 (HELOC) and 744 (Consumer Mortgages) as of June 30, 2011 as compared to 752 (HELOC) and 740 (Consumer Mortgages) as of December 31, 2010. FICO scores within the retail residential real estate portfolio have remained stable since 2007. Total past dues within the retail residential real estate portfolio as of September 30, 2011 were 0.83% (HELOC) and 1.92% (Consumer Mortgages) compared to 0.87% (HELOC) and 1.64% (Consumer Mortgages) at December 31, 2010. The annualized net charge-off ratios for the nine months ended September 30, 2011 were 1.86% (HELOC) and 1.15% (Consumer Mortgages) compared to 1.93% (HELOC) and 3.23% (Consumer Mortgages) for the year ended December 31, 2010.

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

Management’s Discussion and Analysis

Credit Quality

Synovus continuously monitors credit quality and maintains an allowance for loan losses that management believes is sufficient to absorb probable losses inherent in its loan portfolio. Synovus continues to address problem assets and reduce future exposures through asset dispositions as well as timely monitoring of problem loans through review of these loans and applicable current market data. The specific reserves, ORE valuation allowances, and cumulative write-downs on NPAs (non-performing loans which are also referred to as non-accruing loans, ORE, and impaired loans held for sale) as a percentage of unpaid principal balance related to all NPAs at September 30, 2011 was approximately 44%, unchanged from June 30, 2011 and compared to 46% at December 31, 2010.

During the third quarter of 2011, Synovus completed sales of distressed assets with total carrying values of $168.6 million. These asset sales were comprised of $82.9 million of investment real estate loans and ORE properties, $41.5 million of residential real estate loans and ORE properties, $16.9 million of land acquisition loans and ORE properties, $21.4 million of commercial and industrial loans and ORE properties, and $5.9 million of retail loans and ORE properties.

Total credit costs (provision for losses on loans plus other credit costs which consist primarily of foreclosed real estate expense, net, provision for losses on unfunded commitments, and charges to related to other loans held for sale) for the quarters ended September 30, 2011 and 2010 were $142.5 million and $300.9 million, respectively, including provision for losses on loans of $102.3 million and $239.0 million, respectively, and expenses related to foreclosed real estate of $37.1 million and $50.9 million, respectively. Total credit costs decreased for the ninth consecutive quarter and are at the lowest level in almost three years, declining $15.4 million, or 9.7%, from the second quarter of 2011 and $158.4 million, or 52.6%, from prior year. Synovus currently believes that total credit costs during the fourth quarter of 2011 will decline at a more significant pace than the sequential quarter decline experienced during the third quarter of 2011.

Total non-performing assets were $1.16 billion at September 30, 2011 compared to $1.22 billion and $1.56 billion at June 30, 2011 and September 30, 2010, respectively, a decrease of $54.3 million or 4.5% and $391.8 million or 25.2%, respectively. Non-performing asset levels declined for the sixth consecutive quarter and have been impacted by lower inflows, asset dispositions, and charge-offs. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate was 5.71% at September 30, 2011 compared to 5.85% and 6.81% at June 30, 2011 and September 30, 2010, respectively. At September 30, 2011, 43.4% of total non-performing assets were in the Atlanta and South Carolina markets (28.3% and 15.1%, respectively) as compared to 43.9% of NPAs in these areas at June 30, 2011.

While non-performing assets, NPL inflows, and credit costs remain above normalized levels, most of Synovus’ credit quality measures have continued to show improvement during the third quarter of 2011. Synovus believes that the best predictor of future credit costs is the level of non-performing loan NPL inflows which have been trending in a positive direction from the peak of $939.0 million in the first quarter of 2009. NPL inflows during the third quarter of 2011 were $222 million, down 4.0% from prior quarter additions of $231.1 million and down 47.3% from third quarter 2010 additions of $421.5 million. These inflows are at the lowest level since the credit cycle began over three years ago. Synovus presently expects that NPL inflows will continue to decline during the fourth quarter of 2011.

Management’s Discussion and Analysis

NPL Inflows by Portfolio Type

	Three Months Ended
(in thousands)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Investment properties	$31,630	27,226	80,147	51,409	69,841
1-4 family properties	30,163	69,032	52,789	88,950	137,965
Land acquisition	62,856	40,783	65,707	51,955	49,173

Total commercial real estate	124,649	137,041	198,643	192,314	256,979

Commercial and industrial	74,112	64,288	75,625	74,440	126,945

Retail	23,198	29,797	32,268	28,105	37,597

Total	$221,958	231,126	306,536	294,859	421,521

The following table shows the composition of the loan portfolio and non-performing loans (classified by loan type) as of September 30, 2011.

(dollars in thousands) Loan Type	Total Loans	% of Total Loans Outstanding	Total Non- performing Loans	% of Total Non- performing Loans
Investment properties	$4,595,948	22.8%	$107,155	12.4%
1-4 family properties	1,726,391	8.6	211,093	24.1
Land acquisition	1,119,947	5.6	231,638	26.5

Total commercial real estate	7,442,286	37.0	549,886	63.0

Commercial and industrial	8,813,106	43.9	241,132	27.7

Home equity lines	1,612,798	8.0	24,305	2.8
Consumer mortgages	1,426,024	7.1	51,137	5.9
Credit cards	267,810	1.3	—	—
Other retail loans	550,106	2.7	5,614	0.6

Total retail	3,856,738	19.1	81,056	9.3

Deferred fees and costs, net	(10,044)	—	—	—

Total loans net of deferred fees and costs	$20,102,086	100.0%	$872,074	100.0%

The following table shows the composition of the residential C & D and land acquisition non-performing loan portfolios as of September 30, 2011, which remains improved. Residential C & D and land acquisition loans were 9.1% or $1.83 billion of total loans at September 30, 2011 compared to 9.6% or $1.96 billion at June 30, 2011. Residential C & D and land acquisition loans were 43.3% or $377.9 million of total non-performing loans at September 30, 2011 compared to 45.1% or $399.2 million of total non-performing loans at June 30, 2011.

	September 30, 2011
(dollars in thousands)	Residential C&D and Land Acquisition NPLs	% of Total Residential C&D and Land Acquisition NPLs
Georgia(1)	$214,821	56.9%
Florida	68,259	18.1
South Carolina	69,226	18.3
Tennessee	2,969	0.7
Alabama	22,578	6.0

Total	$377,853	100.0%

(1)	Atlanta represents $121,880 or 32.3%.

Restructuring of Past Due Loans

Management’s Discussion and Analysis

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

Additionally, as conditions warrant, Synovus extends, restructures, or otherwise modifies the terms of loans or other extensions of credit from time to time. Prior to the downturn in the economy, such instances were generally not common. And, when they occurred, they were generally in the form of an extension of maturity until the borrower could obtain an updated appraisal or updated financial statements. During the past two years, modifications have become more common in instances where the borrower is experiencing financial difficulties. Such restructurings are primarily in the form of a below-market interest rate, a payment extension of terms generally for less than one year, or a period of time generally less than one year with a reduction of required principal and/or interest payments (e.g., interest only for a period of time).

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

Loan Extensions - Loan extensions are evaluated to determine whether the loan should be accounted for as non-performing or as a troubled debt restructuring. Synovus’ policy requires that loans be classified as non-performing when reasonable doubt exists as to the full collection of interest or principal, or when they become contractually in default for 90 days or more as to either principal or interest, unless they are both well-secured and in the process of collection. Additionally, Synovus’ policy requires that loans be accounted for as troubled debt restructurings if the borrower is “experiencing financial difficulties” and the bank has “granted a concession.” To ensure consistency in application, Synovus’ policy requires that lending personnel refer to the risk grading of each loan to make the determination as to whether the borrower is experiencing financial difficulties. The determination as to whether the bank has granted a concession is made based on the terms of the restructuring, including the interest rate in comparison to the market, given the borrower’s credit risk.

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

Management’s Discussion and Analysis

renewal are not available prior to the existing loan’s maturity. Loan extensions have also been made in connection with troubled debt restructurings. These extensions have generally consisted of extensions of maturities of one year or less.

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which is effective for the first interim or annual period beginning on or after June 15, 2011. On July 1, 2011, Synovus adopted the provisions of ASU 2011-02, and as required, applied the provisions of the ASU to all renewals, modifications, and restructurings that have occurred since January 1, 2011. As a result, Synovus’ level of TDRs increased by approximately $190 million at the date of adoption. The primary reason for the increase is due to the consideration of the interest rate granted as compared to the market interest rate for a loan with similar risk attributes. The market interest rate concept in the new ASU states that if a borrower does not otherwise have access to funds at a market interest rate for debt with characteristics similar to those of the restructured debt, the restructuring would be considered to be at a below-market rate, which indicates that the lender may have granted a concession. While the adoption of ASU 2011-02 resulted in an increase of approximately $190 million in loans identified as TDRs, there was not a material impact on the September 30, 2011 allowance for loan losses.

Accruing restructured loans were $640.3 million at September 30, 2011 compared to $551.6 million at June 30, 2011 and $409.8 million at September 30, 2010. Overall, accruing restructured loans increased on a net basis from the second quarter of 2011 by $88.7 million or 16.1%. At September 30, 2011, the allowance for loan losses allocated to these accruing restructured loans was $68.1 million compared to $61.4 million at June 30, 2011 and $40.7 million at September 30, 2010. The primary reason for TDR classification is due to Synovus’ decision to provide below-market interest rates to assist the borrowers in managing their cash flows, a payment extension of terms generally for less than one year, or a period of time generally less than one year with a reduction of required principal and/or interest payments (e.g., interest only for a period of time). Synovus typically extends the term in a commercial loan modification for less than one year to assist the borrower. Accruing restructured loans are not considered non-performing because they are performing in accordance with the restructured terms. At September 30, 2011, approximately 94% of accruing restructured loans were current, and 39.3% or $251.1 million of accruing restructured loans are graded as pass (15.0%) or special mention loans (24.3%). At September 30, 2011, troubled debt restructurings (accruing and non-accruing) were $811.7 million, an increase of $119.2 million or 17.2% compared to June 30, 2011 and an increase of $166.0 million or 25.7% compared to September 30, 2010.

Potential problem loans are defined by management as being certain performing loans with a well-defined weakness where there is information about possible credit problems of borrowers which causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms of such loans. Management’s decision to include performing loans in the category of potential problem loans indicates that management has recognized a higher degree of risk associated with these loans. In addition to accruing loans 90 days past due and accruing restructured loans, Synovus had $941.9 million of potential problem commercial loans at September 30, 2011 compared to $1.20 billion and $1.87 billion at June 30, 2011 and September 30, 2010, respectively. At September 30, 2011, the allowance for loan losses allocated to these potential problem loans was $140.4 million compared to $189.9 million and $254.5 million at June 30, 2011 and September 30, 2010, respectively. Synovus cannot predict at this time whether these potential problem loans ultimately will become non-performing loans or result in losses. The trend of potential problem commercial loans has been declining and such loans have declined by almost 50% from a year ago. Synovus anticipates that a declining trend will continue.

Management’s Discussion and Analysis

Potential Problem Commercial Loans

(in thousands)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Investment properties	$172,872	251,156	265,116	330,611	435,797
1-4 family properties	171,433	228,443	236,584	258,459	366,777
Land acquisition	181,808	250,459	257,474	297,945	440,333

Total commercial real estate	526,113	730,058	759,174	887,015	1,242,907

Commercial and industrial	415,770	468,819	524,261	548,539	628,326

Total potential problem commercial loans	$941,883	1,198,877	1,283,435	1,435,554	1,871,233

Special mention loans have potential weaknesses that deserve management’s close attention but are not adversely classified and do not expose Synovus to sufficient risk to warrant an adverse classification. At September 30, 2011, there were $2.09 billion of special mention loans ($1.14 billion of commercial real estate loans and $959.0 million of commercial and industrial loans) compared to $2.33 billion ($1.27 billion of commercial real estate loans and $1.06 billion of commercial and industrial loans) at June 30, 2011, a decrease of $238.7 million or 10.2% from the second quarter of 2011.

Net Charge-offs

Net charge-offs for the three months ended September 30, 2011 were $138.3 million, a decrease of $98.9 million compared to the three months ended September 30, 2010. The net charge-off ratio for the three months ended September 30, 2011 was 2.72% annualized compared to 4.12% annualized for the third quarter of 2010. Net charge-offs for the three months ended September 30, 2011 were down $28.8 million or 17.3% from the prior quarter, driven primarily by lower mark-to-market costs and improvement in the commercial and industrial and retail portfolios. Synovus anticipates that the net charge-off ratio will be below 2.50% for the fourth quarter of 2011 and that there will be continued improvement in 2012.

The following tables show net charge-offs by geography and type for the nine and three months ended September 30, 2011 and September 30, 2010.

Net Charge-offs by Geography

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Georgia(1)	$240,078	578,141	70,673	108,965
Florida	95,080	135,260	25,809	48,741
South Carolina	90,840	222,497	25,393	59,858
Tennessee	15,425	22,926	4,733	11,008
Alabama	30,971	27,418	11,735	8,615

Total	$472,394	986,242	138,343	237,187

(1)

Atlanta represents $86,846 and $167,455 for the nine months ended September 30, 2011 and 2010, respectively, and $20,957 and $48,951 for the three months ended September 30, 2011 and 2010, respectively.

Management’s Discussion and Analysis

Net Charge-offs by Loan Type

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Investment properties	$120,329	272,069	46,221	42,763
1-4 family properties	101,508	307,354	24,442	68,850
Land acquisition	84,653	134,856	36,915	49,982

Total commercial real estate	306,490	714,279	107,578	161,595

Commercial and industrial	111,502	186,886	14,797	48,425
Retail	54,402	85,077	15,968	27,167

Total	$472,394	986,242	138,343	237,187

Provision for Losses on Loans and Allowance for Loan Losses

Provision for losses on loans for the three months ended September 30, 2011 was $102.3 million, a decrease of $17.8 million and $136.7 million compared to the three months ended June 30, 2011 and September 30, 2010, respectively. Provision for losses on loans for the nine months ended September 30, 2011 also declined to $364.2 million from $878.9 million for the nine months ended September 30, 2010. The decline in provision for losses on loans on a year-to-date basis is primarily due to reduced charge-offs and NPL inflows as well as reduced levels of non-accruing loans and total loans outstanding. The decline in provision for losses on loans on a quarter-to-date basis is primarily due to the continued changing mix in the loan portfolio, lower mark-to-market expenses, and improvement in overall credit migration costs.

The allowance for loan losses to non-performing loans coverage was 68.27% at September 30, 2011 compared to 78.91% and 64.63% at December 31, 2010 and September 30, 2010, respectively. This ratio is impacted by collateral-dependent impaired loans which generally have no allowance for loan losses because the estimated losses on these credits have been charged-off. Therefore, a more meaningful allowance for loan losses coverage ratio is the allowance to non-performing loans excluding collateral-dependent impaired loans for which there is no related allowance for loan losses which was 148.87% at September 30, 2011 compared to 190.28% at December 31, 2010 and 177.98% at September 30, 2010.

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

Management’s Discussion and Analysis

The table below includes selected credit quality metrics.

(dollars in thousands)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Non-performing loans(1)	$872,074	885,236	895,726	891,622	1,294,031
Impaired loans held for sale(2)	53,074	89,139	110,436	127,365	50,302
Other real estate	239,255	244,313	269,314	261,305	211,869

Non-performing assets(3)	$1,164,403	1,218,688	1,275,476	1,280,292	1,556,202

Net charge-offs – quarter	$138,343	167,184	166,867	385,203	237,187
Net charge-offs/average loans – quarter(4)	2.72%	3.22	3.12	6.93	4.12
Net charge-offs – year to date	$472,394	334,051	166,867	1,371,452	986,242
Net charge-offs/average loans – year to date(4)	3.03%	3.17	3.12	5.82	5.47
Loans 90 days past due and still accruing	$26,860	23,235	10,490	16,222	25,028
As a % of loans	0.13%	0.11	0.05	0.08	0.11
Total past due loans and still accruing	$199,561	199,804	201,754	176,756	253,748
As a % of loans	0.99%	0.97	0.96	0.82	1.12
Restructured loans (accruing)	$640,324	551,603	545,416	464,123	409,768
Allowance for loan losses	$595,383	631,401	678,426	703,547	836,355
Allowance for loan losses as a % of loans	2.96%	3.08	3.23	3.26	3.70
Non-performing loans as a % of total loans	4.34	4.32	4.27	4.13	5.73
Non-performing assets as a % of total loans, other loans held for sale, and ORE	5.71	5.85	5.97	5.83	6.81
Allowance to non-performing loans	68.27	71.33	75.74	78.91	64.63
Collateral-dependent impaired loans(5)	$612,445	624,322	636,033	631,934	1,037,249

(1)	The specific reserves and cumulative write-downs on non-performing loans as a percentage of unpaid principal balance was approximately 39% at both September 30, 2011 and June 30, 2011.
(2)	Impaired loans held for sale are carried at the lower of cost or fair value less selling costs.
(3)

The specific reserves, ORE valuation allowances, and cumulative write-downs on non-performing assets as a percentage of unpaid principal balance related to all NPAs at September 30, 2011 was approximately 44% compared to 45% at June 30, 2011.

(4)	Ratio is annualized.
(5)	Collateral-dependent impaired loans for which there was no associated reserve were $451.4 million at September 30, 2011 and $486.5 million at June 30, 2011.

The allowance for loan losses was $595.4 million or 2.96% of net loans at September 30, 2011 compared to $631.4 million or 3.08% of net loans at June 30, 2011 and $703.5 million or 3.26% of net loans at December 31, 2010. This decline in the allowance for loan losses is mainly a result of improved credit migration driven by declines in potential problem commercial loans and special mention loans as well as the sale of loans with attached reserves.

Deposits

The following table presents the composition of deposits.

(in thousands)	September 30, 2011	June 30, 2011	December 31, 2010	September 30, 2010
Non-interest bearing demand deposits	$5,249,335	4,877,267	4,298,372	4,248,071
Interest bearing demand deposits	3,474,852	3,357,195	3,860,157	3,633,218
Money market accounts excluding brokered deposits	6,753,138	6,378,259	6,798,092	6,839,322
Savings deposits	522,327	521,798	480,184	483,918
Time deposits excluding brokered deposits	4,952,144	5,049,900	5,911,150	6,482,521
Brokered deposits	2,157,631	2,690,598	3,152,349	3,549,175

Total deposits	$23,109,427	22,875,017	24,500,304	25,236,225

Core deposits(1)	$20,951,796	20,184,419	21,347,955	21,687,050

Core deposits excluding time deposits(1)	$15,999,652	15,134,519	15,436,805	15,204,529

(1)	See reconciliation of “Non-GAAP Financial Measures” in this report.

Total deposits increased $234.4 million, or 4.1% annualized, from June 30, 2011 and decreased $1.39 billion, or 7.6% annualized, from December 31, 2010. The year-to-date decline in total deposits was driven primarily by a planned reduction of brokered deposits and a continued wind-down of the Shared Deposits program. Non-interest bearing demand deposits as a percentage of total deposits increased to 22.7% at September 30, 2011, up from 21.3% at June 30, 2011 and 17.5% at December 31, 2010. At September 30, 2011, the percentage of loans funded by core deposits was 100%, an increase

Management’s Discussion and Analysis

from 98.4% at June 30, 2011 and 98.9% at December 31, 2010. See reconciliation of “Non-GAAP Financial Measures” in this report.

Time deposits of $100,000 and greater at September 30, 2011, June 30, 2011, and December 31, 2010 were $4.68 billion, $5.27 billion, and $6.36 billion, respectively. Brokered time deposits, which are a component of time deposits of $100,000 and greater, were $1.83 billion, $2.34 billion, and $2.76 billion at September 30, 2011, June 30, 2011, and December 31, 2010, respectively. Total time deposits of $100,000 and greater represented 20.2%, 23.0%, and 26.0% of total deposits at September 30, 2011, June 30, 2011, and December 31, 2010, respectively. Brokered time deposits represented 7.9%, 10.2%, and 11.3% of total deposits at September 30, 2011, June 30, 2011, and December 31, 2010, respectively.

Prior to the Charter Consolidation, a component of Synovus’ deposit growth was through the offering of Shared Deposit products. The Charter Consolidation resulted in the inability to offer the Shared Deposit products in the future. Customers holding Shared CD balances may retain these deposits on a fully insured basis until their maturity. As these Shared CDs mature, overall balances in this product will continue to decline. As of September 30, 2011, remaining balances in Shared Deposit products were $205.0 million, down from $277.6 million at June 30, 2011 and $690.9 million at December 31, 2010.

Following the Charter Consolidation, management developed a strategic plan to diversify Synovus’ funding sources and reduce reliance on volatile funding sources such as brokered deposits and Shared Deposit products. The strategic initiatives implemented by management have and will continue to reduce Synovus’ dependence on brokered deposits and Shared Deposit products primarily through:

•	allowing partial runoff of maturing brokered deposits,

•	reducing utilization of brokered money market accounts,

•	reduction of Shared Deposit balances as the program expires, and

•	maintaining and enhancing local market core deposit base.

At September 30, 2011, brokered deposits represented 9.3% of Synovus’ total deposits compared to 11.8% at June 30, 2011 and 12.9% at December 31, 2010. As noted above, Synovus intends to continue to reduce the level of these types of deposits during the remainder of 2011.

Management’s Discussion and Analysis

Capital Resources and Liquidity

Capital Resources

Synovus has always placed great importance on maintaining a solid capital base and continues to satisfy applicable regulatory capital requirements. Management is committed to maintaining a capital level sufficient to assure shareholders, customers, and regulators that Synovus is financially sound.

The following table presents certain ratios used to measure Synovus’ capitalization.

(dollars in thousands)	September 30, 2011	June 30, 2011	December 31, 2010
Tier 1 capital
Synovus Financial Corp.	$2,770,971	2,758,282	2,909,912
Synovus Bank	2,895,095	2,845,010	2,914,871
Tier 1 common equity
Synovus Financial Corp.	1,817,168	1,806,919	1,962,529
Total risk-based capital
Synovus Financial Corp.	3,533,600	3,522,660	3,742,599
Synovus Bank	3,163,080	3,114,060	3,198,728
Tier 1 capital ratio
Synovus Financial Corp.	12.97%	12.84	12.79
Synovus Bank	13.71	13.44	13.07
Tier 1 common equity ratio
Synovus Financial Corp.	8.50	8.41	8.63
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	16.53	16.40	16.45
Synovus Bank	14.98	14.71	14.34
Leverage ratio
Synovus Financial Corp.	9.87	9.70	9.44
Synovus Bank	10.45	10.16	9.57
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	6.56	6.63	6.73

(1)	See reconciliation of “Non-GAAP Financial Measures” in this report.

As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. The capital measures used by the federal banking regulators include the total risk-based capital ratio, Tier 1 risk-based capital ratio, and the leverage ratio. Synovus Bank is a state-chartered bank operating under the regulations of the Georgia Department of Banking and Finance. Under the regulations, Synovus Bank is considered to be well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure. However, even if Synovus Bank satisfies all applicable quantitative criteria to be considered well-capitalized, the regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. In June 2010, Synovus Bank entered into a memorandum of understanding with the FDIC and the Georgia Department of Banking and Finance agreeing to maintain a minimum leverage ratio of 8% and a minimum total risk-based capital to risk-weighted assets ratio of 10%. Management believes that, as of September 30, 2011, both Synovus and Synovus Bank meet all capital requirements to which they are subject.

Synovus has experienced significant credit losses in recent years, primarily as a result of an extended period of economic downturn impacting all segments of the United States economy. While the level of credit losses has declined significantly from the peak with most credit quality measures continuing to improve, current levels of credit losses and non-performing assets are still elevated compared to historical levels. The cumulative effect of these credit losses over recent years has

Management’s Discussion and Analysis

negatively impacted Synovus’ capital position. As a result, Synovus completed a number of steps over the past three years to strengthen its capital position as described below. Synovus continuously and actively manages capital including forecasting and stress testing for both expected and more adverse economic conditions and will pursue additional strategies designed to bolster its capital position when and as deemed necessary. If credit losses and credit deterioration exceed management’s current expectations, they could adversely impact Synovus’ capital ratios.

During 2008, 2009, and 2010, Synovus completed several public offerings and other capital-related actions described below.

In December 2008, Synovus issued 967,870 shares of Series A Preferred Stock to the United States Department of the Treasury as part of the CPP, generating $967.9 million of Tier 1 Capital.

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

Liquidity

Liquidity represents the extent to which Synovus has readily available sources of funding needed to meet the needs of depositors, borrowers and creditors, to support asset growth, to maintain reserve requirements, and to otherwise sustain the operations of Synovus and its subsidiary bank, at a reasonable cost, on a timely basis, and without adverse consequences. The ALCO, operating under liquidity and funding policies approved by the Board of Directors, actively analyzes contractual and anticipated cash flows in order to properly manage Synovus’ liquidity position.

Management’s Discussion and Analysis

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

Synovus’ subsidiary bank, Synovus Bank, also generates liquidity through the national deposit markets. Synovus Bank historically has issued longer-term certificates of deposit across a broad geographic base to increase its liquidity and funding position. Access to these deposits could become limited if Synovus Bank’s asset quality and financial performance were to significantly deteriorate. Synovus Bank has the capacity to access funding through its membership in the FHLB System. At September 30, 2011, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.

Synovus pledges cash, cash equivalents, or investment securities as collateral in connection with derivative instruments in a net liability position, FHLB advances, payment network arrangements, securities sold under repurchase agreements, certain letters of credit, and government banking deposit arrangements. Pledged amounts are restricted as to withdrawal or sale during the effective period of the pledge. See Notes 1, 4, and 9 of the notes to the unaudited interim consolidated financial statements for further discussion of financial instruments pledged as collateral.

In addition to bank level liquidity management, Synovus must manage liquidity at the holding company level for various operating needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of general corporate expenses, and the payment of dividends to shareholders. The primary source of liquidity for Synovus is dividends from Synovus Bank, a transaction that is governed by certain rules and regulations of state and federal banking regulatory agencies. Dividends from subsidiaries in 2009 and 2010 were significantly lower than those received in previous years. Synovus does not expect to receive subsidiary dividends in the near future. During 2009 and 2010, Synovus was required to contribute capital to certain subsidiary banks, including Synovus Bank following the Charter Consolidation. Synovus Bank is currently required to maintain regulatory capital levels in excess of minimum well-capitalized requirements primarily as a result of non-performing asset levels. Due to these requirements, Synovus could be required to contribute additional capital to Synovus Bank which could adversely affect liquidity at the holding company level.

Historically, Synovus’ holding company has enjoyed a solid reputation in the capital markets and has been able to raise funds in the form of either short or long-term borrowings or equity issuances including the public offerings completed in September 2009 and May 2010. Current regulation of financial institutions places great emphasis on liquidity at the holding company level as well as capital requirements. In light of the current regulatory environment and Synovus’ recent financial performance and related credit ratings, there can be no assurance that Synovus would be able to obtain new borrowings or issue additional equity on favorable terms, if at all. Synovus will continue to identify, consider, and pursue additional strategic initiatives to further strengthen its liquidity position as deemed necessary.

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

Management’s Discussion and Analysis

sources. See “Risk Factors” in Part I-Item IA. of Synovus’ 2010 Form 10-K.

Earning Assets, Sources of Funds, and Net Interest Income

Average total assets for the nine months ended September 30, 2011 decreased $3.50 billion, or 10.8%, to $28.78 billion compared to $32.29 billion for the first nine months of 2010. Average earning assets decreased $3.07 billion, or 10.3%, in the first nine months of 2011 compared to the same period in 2010 and represented 92.8% of average total assets as compared to 92.2% in 2010. The reduction in average earning assets resulted from a $2.90 billion net decrease in loans outstanding and a $221.7 million decrease in interest bearing funds at the Federal Reserve Bank which was offset in part by a $139.7 million increase in the investment securities portfolio. Average interest bearing liabilities decreased $3.96 billion, or 16.1%, to $20.63 billion in the first nine months of 2011 compared to the same period in 2010. The decrease in funding sources utilized to support earning assets was driven by a $3.87 billion decrease in interest bearing deposits and an $81.1 million decrease in short-term borrowings which were offset in part by an $891.7 million increase in non-interest bearing demand deposits.

Net interest income for the nine months ended September 30, 2011 was $697.0 million, a decrease of $47.4 million, or 6.4%, compared to $744.4 million for the nine months ended September 30, 2010.

The net interest margin for the nine months ended September 30, 2011 was 3.50% up 14 bp from 3.36% for the nine months ended September 30, 2010. Earning asset yields decreased by 17 bp compared to the nine months ended September 30, 2010 while the effective cost of funds decreased by 31 bp. The primary factor negatively impacting earning asset yields was a 95 bp decrease in the yield on taxable investment securities. This decrease was due to significantly lower yields available for the reinvestment of maturing higher yielding securities. These lower reinvestment yields are due to the continued historically low interest rate environment. A 3 bp decrease in loan yields as well as a $2.90 billion decrease in average loan balances also contributed to the earning asset yield decrease. The effective cost of funds was positively impacted by the downward repricing of maturing certificates of deposit, a decrease in the effective cost of money market accounts, and a deposit mix shift from time deposits to lower-cost core deposits. Compared to the nine months ended September 30, 2010, core certificates of deposit declined by 48 bp, and core money market accounts declined by 33 bp.

On a sequential quarter basis, net interest income decreased by $2.4 million while the net interest margin decreased 4 bp to 3.47%. Yields on earning assets decreased 9 bp, and the effective cost of funds decreased by 5 bp. Yields on earning assets were negatively impacted by a 5 bp decrease in loan yields, an 18 bp decrease in taxable investment security yields, and a $119.6 million increase in average balance of lower yielding funds held at the Federal Reserve Bank. The yield on taxable investment securities was negatively impacted by the portfolio repositioning undertaken during the third quarter. A key component of this repositioning was the sale of higher coupon, more prepayment-sensitive MBS, and the purchase of lower coupon MBS with less prepayment risk. While increasing the future stability of cash flows and yields on the portfolio, the short-term impact of selling higher coupon MBS is negative to the overall portfolio yield. This negatively impacted the investment yields by approximately 8 bp for the quarter and overall earning asset yields by 1 bp for the quarter. The effective cost of funds was positively impacted by the downward repricing of core certificates of deposit, which declined by 9 bp, and a $264.5 million increase in average non-interest bearing demand deposits.

Synovus anticipates a generally stable margin for the fourth quarter of 2011. Earning asset yields will be negatively impacted by the bond portfolio repositioning and the continued low market yield environment. Further downward repricing of maturing certificates of deposit, downward pricing adjustments on non-maturity deposits, and further improvements in deposit mix should positively impact the effective cost of funds. Trends in the negative impact of nonaccrual assets, levels of excess liquidity, and competitive market conditions will also be key determinants in any change in net interest margin.

Management’s Discussion and Analysis

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

	2011			2010
(dollars in thousands) (yields and rates annualized)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Interest Earning Assets
Taxable investment securities (2)	$3,152,589	3,172,818	3,264,581	3,104,004	3,055,400
Yield	3.28%	3.46	3.56	3.76	4.08
Tax-exempt investment securities (2)	$27,903	31,264	44,228	51,400	62,659
Yield	6.66%	6.73	6.84	7.16	6.82
Trading account assets	$14,601	16,881	20,281	16,037	14,970
Yield	5.76%	5.27	5.13	5.86	4.88
Commercial loans (3)	$16,535,371	16,983,912	17,555,733	18,315,882	19,041,500
Yield	4.88%	4.92	4.98	4.90	4.92
Consumer loans (3)	$3,869,698	3,879,042	3,914,222	3,988,849	4,048,929
Yield	5.06%	5.10	5.25	5.22	5.25
Allowance for loan losses	$(632,082)	(678,851)	(698,609)	(819,176)	(862,970)

Loans, net (3)	$19,772,987	20,184,103	20,771,346	21,485,555	22,227,459
Yield	5.09%	5.14	5.21	5.16	5.19
Mortgage loans held for sale	$91,257	79,340	152,981	260,759	194,487
Yield	5.74%	6.16	4.74	4.60	5.16
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	$3,075,470	2,929,515	3,033,284	3,628,939	3,720,649
Yield	0.24%	0.25	0.25	0.25	0.25
Federal Home Loan Bank and Federal Reserve Bank Stock (4)	$96,442	104,727	111,096	113,341	122,356
Yield	0.90%	0.87	0.90	0.59	0.87

Total interest earning assets	$26,231,249	26,518,648	27,397,797	28,660,035	29,397,980
Yield	4.28%	4.37	4.42	4.36	4.42

Interest Bearing Liabilities
Interest bearing demand deposits	$3,302,439	3,379,243	3,526,730	3,864,106	3,601,825
Rate	0.30%	0.32	0.33	0.33	0.36
Money market accounts	$6,636,751	6,306,399	6,550,623	6,874,367	6,788,768
Rate	0.73%	0.77	0.76	0.84	0.98
Savings deposits	$521,604	520,518	493,504	484,460	488,221
Rate	0.13%	0.14	0.14	0.14	0.14
Time deposits under $100,000	$2,131,453	2,124,525	2,212,215	2,383,411	2,511,830
Rate	1.27%	1.38	1.53	1.74	1.88
Time deposits over $100,000	$2,912,476	2,978,929	3,291,202	3,859,235	4,217,972
Rate	1.49%	1.57	1.65	1.77	1.88
Brokered money market accounts	$325,002	390,048	393,981	423,428	537,952
Rate	0.39%	0.47	0.51	0.54	0.80
Brokered time deposits	$2,053,811	2,471,620	2,665,314	2,956,904	3,261,113
Rate	1.88%	1.87	1.83	1.82	1.89

Total interest bearing deposits	$17,883,536	18,171,282	19,133,569	20,845,911	21,407,681
Rate	0.95%	1.01	1.05	1.14	1.28
Federal funds purchased and other short-term liabilities	$368,311	449,815	412,008	442,183	514,295
Rate	0.28%	0.26	0.29	0.33	0.36
Long-term debt	$1,693,673	1,901,130	1,891,576	1,729,991	1,811,153
Rate	2.45%	2.30	2.39	2.64	2.57

Total interest bearing liabilities	$19,945,520	20,522,227	21,437,153	23,018,085	23,733,129
Rate	1.06	1.11	1.15	1.23	1.36

Non-interest bearing demand deposits	$5,175,521	4,911,044	4,821,237	4,433,849	4,310,459
Net interest margin	3.47%	3.51	3.52	3.37	3.33

(1)	Yields and rate are annualized and include tax equivalent adjustment.
(2)	Excludes net unrealized gains and (losses).
(3)	Average loans are shown net of unearned income. Non-performing loans are included.
(4)	Included as a component of other assets on the accompanying balance sheet.

Management’s Discussion and Analysis

Yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the nine months ended September 30, 2011 and 2010 are presented below.

(dollars in thousands)	Nine Months Ended September 30,
(yields and rates annualized)	2011	2010
Interest Earning Assets
Taxable investment securities (2)	$3,196,254	3,025,786
Yield	3.44%	4.39
Tax-exempt investment securities (2)	$34,405	66,907
Yield	6.77%	6.96
Trading account assets	$17,233	15,538
Yield	5.28%	5.14
Commercial loans (3)	$17,021,268	19,961,296
Yield	4.93%	4.89
Consumer loans (3)	$3,887,491	4,107,443
Yield	5.13%	5.31
Allowance for loan losses	$(669,604)	(925,920)

Loans, net (3)	$20,239,155	23,142,819
Yield	5.15%	5.18
Mortgage loans held for sale	$107,633	141,235
Yield	5.38%	5.34
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	$3,012,910	3,254,000
Yield	0.25%	0.25
Federal Home Loan Bank and Federal Reserve Bank Stock (4)	$104,035	134,956
Yield	0.89%	0.89

Total interest earning assets	$26,711,625	29,781,241
Yield	4.36%	4.53

Interest Bearing Liabilities
Interest bearing demand deposits	$3,401,983	3,618,517
Rate	0.32%	0.40
Money market accounts	$6,498,240	6,616,447
Rate	0.75%	1.08
Savings deposits	$511,978	486,754
Rate	0.14%	0.15
Time deposits under $100,000	$2,155,768	2,620,777
Rate	1.40%	2.02
Time deposits over $100,000	$3,059,482	4,514,616
Rate	1.57%	1.96
Brokered money market accounts	$369,424	804,527
Rate	0.46%	0.79
Brokered time deposits	$2,394,675	3,602,549
Rate	1.86%	1.98

Total interest bearing deposits	$18,391,550	22,264,187
Rate	1.00%	1.37
Federal funds purchased and other short-term liabilities	$409,884	493,681
Rate	0.28%	0.42
Long-term debt	$1,828,068	1,832,979
Rate	2.35%	2.34

Total interest bearing liabilities	$20,629,502	24,590,847
Rate	1.11	1.43

Non-interest bearing demand deposits	$4,970,565	4,275,420
Net interest margin	3.50%	3.36

(1)	Yields and rate are annualized and include tax equivalent adjustment.
(2)	Excludes net unrealized gains and (losses).
(3)	Average loans are shown net of unearned income. Non-performing loans are included.
(4)	Included as a component of other assets on the accompanying balance sheet.

Management’s Discussion and Analysis

The following table summarizes the components of net interest income for the nine and three months ended September 30, 2011 and 2010, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Interest income	$868,453	1,007,024	281,970	326,490
Taxable-equivalent adjustment	2,737	3,254	880	1,087

Interest income, taxable equivalent	871,190	1,010,278	282,850	327,577

Interest expense	171,455	262,658	53,367	81,030

Net interest income, taxable equivalent.	$699,735	747,620	229,483	246,547

Non-interest Income

The following table summarizes non-interest income for the nine and three months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Service charges on deposit accounts	$59,595	80,867	20,039	26,711
Fiduciary and asset management fees	35,046	33,103	11,631	10,408
Brokerage revenue	19,067	19,435	6,556	6,736
Mortgage revenue, net	15,469	22,295	7,427	10,163
Bankcard fees	34,344	29,989	11,562	10,674
Investment securities gains (losses), net	64,670	(1,043)	62,873	(612)
Other fee income	15,643	16,372	5,423	5,440
(Decrease) increase in fair value of private equity investments, net	(941)	5,703	(771)	3,521
Other non-interest income	22,512	18,735	8,652	8,723

Total non-interest income	$265,405	225,456	133,392	81,764

Total non-interest income for the nine and three months ended September 30, 2011 was $265.4 million and $133.4 million, respectively, up 17.7% and 63.1%, respectively, from the same periods in 2010 primarily due to investment securities gains, net. During the third quarter, Synovus implemented a repositioning of the investment securities portfolio. The primary purpose of this repositioning was to reduce prepayment risk in the MBS portfolio and enhance capital by realizing market premiums on existing securities. This activity resulted in net realized securities gains of $62.9 million for the third quarter of 2011. For the nine months ended September 30, 2011, Synovus realized total net securities gains of $64.7 million. Other-than-temporary impairment charges of $1.6 million are included in net realized securities gains for the nine and three months ended September 30, 2011.

Service charges on deposit accounts were $59.6 million and $20.0 million for the nine and three months ended September 30, 2011, down 26.3% and 25.0%, respectively, from the same periods in 2010. Service charges on deposit accounts consist of NSF fees (which represent 50.2% and 51.2% of the total for the nine and three months ended September 30, 2011, respectively), account analysis fees, and all other service charges.

NSF fees for the nine and three months ended September 30, 2011 were $29.9 million and $10.3 million down $16.9 million or 36.1% and $5.0 million or 32.6%, respectively, compared to the same periods in 2010. This decrease was primarily due to the adoption of Regulation E, discussed below, and other regulatory changes. Account analysis fees were $16.9 million and $5.4 million for the nine and three months ended September 30, 2011, respectively, down $2.8 million or 14.3% and $1.1 million or 17.5%, respectively, compared to the same periods in 2010. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $12.8 million and $4.4 million for the nine and three months ended September 30, 2011, respectively, down $1.5 million or 10.8% and $566 thousand or 11.4%, respectively, compared to the same periods in 2010.

Management’s Discussion and Analysis

On August 1, 2010, Regulation E became effective. This regulation limits the ability of a financial institution to assess an overdraft fee for paying automated teller machine and debit card transactions that overdraw a customer’s account unless the customer affirmatively consents, or opts-in, to the institution’s payment of overdrafts for these transactions. The impacts to NSF fees from this regulation for the nine and three months ended September 30, 2011 were decreases of approximately $11.6 million and approximately $4.1 million, respectively. Synovus estimates the total impact from Regulation E for the year ending December 31, 2011 will be a reduction of NSF fees of approximately $15 million compared to a reduction of approximately $5.2 million in 2010.

On January 19, 2011, Synovus implemented certain processing changes as required by regulatory guidance that resulted in decreases in NSF fees of $9.3 million and $3.6 million for the nine and three months ended September 30, 2011, respectively. Synovus estimates the total impact from these changes for the year ending December 31, 2011 will be a reduction of NSF fees of approximately $12.9 million. Certain strategies are being evaluated to partially offset the declines in fee income resulting from recent regulatory changes.

Financial management services revenues (which primarily consist of fiduciary and asset management fees, brokerage revenue, and customer interest rate swap revenue which is included in other fee income) increased $1.4 million or 2.4% to $58.3 million and increased $952 thousand or 5.1% to $19.7 million for the nine and three months ended September 30, 2011, respectively, compared to the same periods in 2010.

Mortgage banking income decreased $6.8 million or 30.6% and decreased $2.7 million or 26.9% for the nine and three months ended September 30, 2011, respectively, as compared to the same periods in 2010. Mortgage production volume was $829.3 million and $324.1 million for the nine and three months ended September 30, 2011, respectively, which decreased $237.7 million or 22.3% and decreased $142.4 million or 30.5%, respectively, as compared to the same periods in 2010.

Bankcard fees increased $4.4 million or 14.5% and increased $888 thousand or 8.3% for the nine and three months ended September 30, 2011, respectively, as compared to the same periods in 2010. Bankcard fees consist primarily of credit card interchange fees and debit card interchange fees. Debit card interchange fees were $20.1 million up 11.5% and $6.8 million up 10.2% for the nine and three months ended September 30, 2011, respectively, compared to the same periods in 2010. Credit card interchange fees were $14.6 million up 6.9% and $5.0 million up 7.3% for the nine and three months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase in interchange fees is primarily due to an increase in transaction volume and size.

Synovus is anticipating a significant impact on debit interchange fees as a result of certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act which took effect on October 1, 2011. These provisions, commonly referred to as the “Durbin Amendment,” amended the Electronic Fund Transfer Act and required the Board of Governors of the Federal Reserve System to develop rules that implement, among other things, interchange fee restrictions on debit card transactions. Based on these provisions, Synovus expects a reduction of approximately $3 million in its debit card interchange fee revenue for the year ending December 31, 2011 as compared to 2010.

Other fee income includes fees for letters of credit, safe deposit box fees, access fees for automatic teller machine use, official check issuance fees, customer swap dealer fees, and other miscellaneous fee-related income. Other fee income decreased $729 thousand or 4.5% and decreased $17 thousand or 0.3% for the nine and three months ended September 30, 2011, respectively, as compared to the same periods in 2010 principally due to a decline in fees associated with letters of credit.

Other non-interest income increased $3.8 million or 20.2% and decreased $71 thousand or 0.8% for the nine and three months ended September 30, 2011, respectively, as compared to the same periods in 2010. The main components of other non-interest income are income from company-owned life insurance policies, insurance commissions, card service fees, and other miscellaneous items.

Management’s Discussion and Analysis

Non-interest Expense

The following table summarizes non-interest expense for the nine and three months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Salaries and other personnel expense	$278,033	313,885	$93,184	105,933
Net occupancy and equipment expense	86,698	91,877	27,981	31,311
FDIC insurance and other regulatory fees	45,826	52,794	15,463	16,178
Foreclosed real estate expense	101,716	142,837	37,108	50,890
(Gains) losses on other loans held for sale	(2,591)	73	(846)	—
Professional fees	30,264	33,399	10,135	12,424
Data processing expense	27,225	33,123	9,024	11,117
Restructuring charges	30,026	3,420	2,587	3,420
Loss on curtailment of post-retirement defined benefit plan	398	—	—	—
Other operating expenses	87,088	109,162	27,916	37,738

Total non-interest expense	$684,683	780,570	$222,552	269,011

Non-interest expense decreased by 12.3% and 17.3% for the nine and three months ended September 30, 2011, respectively, compared to the same periods in 2010. The decline was driven by lower expenses in predominantly all categories with significant declines in salaries and other personnel expenses and lower foreclosed real estate expense, net. For the nine and three months ended September 30, 2011, core expenses which exclude credit costs, restructuring charges, and loss on curtailment of post-retirement defined benefit plan decreased by $67.1 million or 11.0% and $24.0 million or 11.8% for the nine and three months ended September 30, 2011, respectively, compared to the same periods in 2010.

For the nine and three months ended September 30, 2011, salaries and other personnel expenses decreased by $35.9 million, or 11.4%, and decreased $12.7 million, or 12.0%, respectively, compared to the same periods in 2010. The decline in expense was largely due to planned reductions in headcount as a result of Synovus’ implementation of efficiency and expense management initiatives during the first quarter of 2011. Total employees at September 30, 2011 were 5,285, down 824 as compared to December 31, 2010 and down 972 compared to September 30, 2010.

The efficiency initiatives announced in January of 2011 are expected to generate an estimated $100 million in annual expense savings by the end of 2012 with approximately $75 million of these savings to be realized in 2011. Synovus is on track to realize in 2011 the $75 million in expense savings from these initiatives.

FDIC insurance and other regulatory fees for the nine and three months ended September 30, 2011 declined $7.0 million or 13.2% and declined $715 thousand or 4.4%, respectively, compared to the same periods in 2010. The decline is due primarily to a decrease in the assessment base.

Foreclosed real estate expense for the nine and three months ended September 30, 2011 declined $41.1 million or 28.8% and declined $13.8 million or 27.1%, respectively, compared to the same periods in 2010. The decline was the result of a reduction in the level of foreclosures, a reduction in charges related to declines in fair value, and a reduction in losses on the disposition of foreclosed real estate. For further discussion of foreclosed real estate, see the section captioned “Other Real Estate.”

Data processing expense for the nine and three months ended September 30, 2011 declined $5.9 million or 17.8% and declined $2.1 million or 18.8%, respectively, compared to the same periods in 2010. The decline is primarily driven by renegotiated and/or terminated provider services.

Restructuring charges of $30.0 million for the nine months ended September 30, 2011 are comprised of $17.3 million in severance charges, $3.1 million in lease termination expenses, $5.6 million consisting primarily of asset write-downs associated with branch closings, and $4.0 million in professional fees. The restructuring charges are related to efficiency and expense management initiatives that were implemented during the first nine months of 2011. As of September 30, 2011,

Management’s Discussion and Analysis

Synovus has recognized substantially all of the expected restructuring charges relating to the efficiency initiatives announced in January 2011. For further discussion of restructuring charges, see Note 2 of notes to the unaudited interim consolidated financial statements and the section titled “Restructuring Charges” herein.

The loss on curtailment of post-retirement defined benefit plan of $398 thousand was recorded as an adjustment to the gain on curtailment of post-retirement defined benefit plan recorded during the fourth quarter of 2010. For further discussion of the curtailment of the Synovus Retiree Medical Plan, see Note 12 “Retiree Medical Plan Curtailment”.

Other operating expenses for the nine and three months ended September 30, 2011 decreased $22.1 million or 20.2% and decreased $9.8 million or 26.0%, respectively, compared to the same periods in 2010, primarily due to declines in credit related expenses.

Income Tax Expense

Synovus expects to record minimal to no tax expense when reporting a pre-tax profit because reductions to the DTA valuation allowance will be recognized. Reversal of the DTA balance valuation allowance is subject to considerable judgment. However, Synovus expects to reverse substantially all (or approximately $796 million of the current balance of $817 million) of the DTA valuation allowance once it has demonstrated a sustainable return to profitability, perhaps at the point it has significantly improved credit quality and experienced consecutive profitable quarters coupled with a forecast of sufficient continuing profitability. This reversal could occur as a single event or over a period of time depending upon the level of forecasted taxable income, the degree of risk related to realizing the forecasted taxable income, and the estimated risk related to credit quality. In that event, there will remain limitations on the ability to include the deferred tax assets for regulatory capital purposes. Pursuant to regulatory requirements, as taxes paid in carryback periods are exhausted, financial institutions must deduct from Tier I capital the greater of (1) the amount by which net deferred tax assets exceed what they would expect to realize within one year or (2) the amount by which the net deferred tax assets exceeds 10% of Tier I capital.

In April 2010, the Synovus Board of Directors approved a shareholder rights plan designed to preserve Synovus’ substantial tax assets. This plan was ratified by Synovus’ shareholders in April 2011. This plan is similar to tax benefit preservation plans adopted by other public companies with significant tax attributes whose ability to enjoy such benefit may become restricted by an ownership change under IRC Section 382. Synovus’ tax attributes include net operating losses, tax credit carryforwards, reversing temporary differences and certain built-in losses that it could utilize in certain circumstances to offset taxable income and reduce its federal income tax liability.

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

At September 30, 2011, Synovus reported a net deferred tax asset, before the valuation allowance, of $819 million compared to $776.7 million at December 31, 2010. Of this amount, $286.5 million was generated from temporary differences of which the majority relates to the provision for losses on loans. This component does not have a set expiration date as the temporary differences have not yet reduced taxable income. The remaining net deferred tax asset balance of $532.5 million relates to tax carryforwards that have set expiration dates, typically 15 or 20 years, from the date they are originally generated. Synovus currently expects that approximately $21 million of its net deferred tax assets will

Management’s Discussion and Analysis

expire before they can be realized. The majority of these at-risk DTAs relate to state income tax credits that have various expiration dates through the tax year 2016.

The year-to-date pre-tax loss, changes in the valuation allowance, and state tax liabilities all impact the actual effective tax rate for continuing operations. Currently, losses must be carried forward (by recording a deferred tax asset with a corresponding valuation allowance) resulting in a close to zero effective tax rate. During the third quarter 2011, Synovus realized net securities gains on investment securities in the amount of $62.9 million which reduced the balance in net unrealized securities gains causing the recapture of current year income tax benefits of $4.9 million previously recognized on the fair value appreciation on the securities portfolio during the second quarter 2011. Synovus relies on the actual effective tax rate for the year-to-date period to determine the tax expense (or benefit).

The table below shows the effective tax rate for the nine and three months ended September 30, 2011 and 2010.

	Nine Months Ended September 30, 2011			Three Months Ended September 30, 2011
(dollars in thousands)	Discontinued Operations	Continuing Operations	Total	Discontinued Operations	Continuing Operations	Total
Income (loss) before income taxes	—	$(86,510)	(86,510)	—	37,118	37,118
Income tax expense (benefit), gross	—	(40,214)	(40,214)	—	18,634	18,634
Increase in valuation allowance for deferred tax assets	—	41,904	41,904	—	(11,724)	(11,724)

Net income (loss)	—	$(88,200)	(88,200)	—	30,208	30,208

Effective tax rate before valuation allowance (1)	—	46.5%	46.5	—	50.2	50.2
Effective tax rate after valuation allowance(1)	—	1.95%	1.95	—	18.6	18.6

	Nine Months Ended September 30, 2010			Three Months Ended September 30, 2010
(dollars in thousands)	Discontinued Operations	Continuing Operations	Total	Discontinued Operations	Continuing Operations	Total
Income (loss) before income taxes	$70,641	(689,620)	(618,979)	—	(180,807)	(180,807)
Income tax (benefit) expense, gross	27,479	(268,709)	(241,230)	—	(76,209)	(76,209)
Increase in valuation allowance for deferred tax assets	—	247,675	247,675	—	76,569	76,569

Net income (loss)	$43,162	(668,586)	(625,424)	—	(181,167)	(181,167)

Effective tax rate before valuation allowance (1)	38.9%	(39.0)	(39.0)	—	(42.1)	(42.1)
Effective tax rate after valuation allowance (1)	38.9%	(3.1)	1.0	—	0.2	0.2

(1)	Negative percentages reference a net tax benefit and positive percentages reference net tax expense.

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

Management’s Discussion and Analysis

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

Synovus declared dividends of $0.03 per common share and $0.01 per common share for the nine and three months ended September 30, 2011, respectively. Synovus declared dividends of $0.03 per common share and $0.01 per common share for the nine and three months ended September 30, 2010, respectively.

In addition to dividends paid on its common stock, Synovus paid dividends of $36.3 million and $12.1 million to the Treasury on the Series A Preferred Stock during the nine and three months ended September 30, 2011, respectively. Synovus paid dividends of $36.3 million and $12.1 million to the Treasury on the Series A Preferred Stock during the nine and three months ended September 30, 2010, respectively.

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

Repurchase Obligations for Mortgage Loans Originated for Sale

Synovus’ wholly-owned subsidiary, Synovus Mortgage, originates residential mortgage loans, sells them to third party purchasers, and does not retain the servicing rights. These loans are primarily originated and underwritten internally by Synovus personnel and are primarily to borrowers in Synovus’ geographic market footprint. These sales are typically non-recourse loan sales to GSEs and non-GSE purchasers.

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

To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with the periods from 2005 through 2008. From January 1, 2005 through September 30, 2011, Synovus Mortgage originated and sold approximately $5.95 billion of first lien GSE eligible mortgage loans and approximately $3.15 billion of first and second lien non-GSE eligible mortgage loans. Losses to Synovus arising from such repurchases have been inconsequential.

Management’s Discussion and Analysis

Based on information currently available, management believes that it does not have significant exposure to contingent losses that may arise relating to the representations and warranties that it has made in connection with its mortgage loan sales. See “Risk Factors” in Part I-Item IA. of Synovus’ 2010 Form 10-K.

Mortgage Loan Foreclosure Practices

Due to the current focus in foreclosure practices of financial institutions nationwide, Synovus evaluated its foreclosure process related to home equity and consumer mortgage loans within its loan portfolio. At September 30, 2011, Synovus had $3.03 billion of home equity and consumer mortgage loans which are secured by first and second liens on residential properties. Of that amount, $898.2 million consists of mortgages relating to properties in Florida and South Carolina which are states in which foreclosures proceed though the courts. Foreclosure activity in the home equity lines and consumer mortgage loan portfolio is minimal. Any foreclosures on these loans are handled by designated Synovus personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Synovus has not imposed any freezes on foreclosures. Based on information currently available, management believes that it does not have significant exposure to faulty foreclosure practices. In addition, management believes that the nationwide foreclosure moratorium will not have a material adverse impact to our business.

Legal Proceedings

See Part II – Item 1 – Legal Proceedings in this report and Note 22 of the Notes to Consolidated Financial Statements in Synovus’ 2010 10-K for a discussion of legal proceedings and related loss contingencies.

Recently Issued Accounting Standards

See Note 1 of the notes to the unaudited interim consolidated financial statements for a discussion of recently issued accounting standards updates.

Non-GAAP Financial Measures

The measures entitled pre-tax, pre-credit costs income; core expenses; core deposits and core deposits excluding time deposits; the tangible common equity to tangible assets ratio; net loss per common share excluding restructuring charges; tangible book value per common share; and the tangible common equity to risk-weighted assets are not measures recognized under U.S. GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures are income (loss) before income taxes, total non-interest expense, total deposits, the ratio of total common shareholders’ equity to total assets, net loss per common share, book value per common share; and the ratio of total common shareholders’ equity to risk-weighted assets, respectively.

Management uses these non-GAAP financial measures to assess the performance of Synovus’ core business and the strength of its capital position. Synovus believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist investors in evaluating Synovus’ operating results, financial strength and capital position. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures at other companies. Pre-tax, pre-credit costs income is a measure used by management to evaluate core operating results exclusive of credit costs as well as certain non-core income and expenses such as investment securities gains and restructuring charges. Core expenses are measures used by management to gauge the success of expense management initiatives focused on reducing recurring controllable operating costs. Core deposits and core deposits excluding time deposits are measures used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. Net loss per common share excluding restructuring charges is a measure used by management to exclude certain non-recurring charges to allow for greater clarity in assessment of ongoing operating results and evaluating historical performance. The tangible book value per common share is a measure used by management and investment analysts to evaluate the market value of Synovus’ common stock. The tangible common equity to tangible assets ratio and the tangible common equity to risk-weighted assets ratio are used by

Management’s Discussion and Analysis

management and investment analysts to assess the strength of Synovus’ capital position. The computations of these measures are set forth in the table below.

Reconciliation of Non-GAAP Financial Measures

(dollars in thousands, except share data)	September 30, 2011	June 30, 2011	December 31, 2010	September 30, 2010
Tangible Common Equity Ratios
Total risk-weighted assets	$21,372,114	21,476,848	22,748,532	23,676,957
Total assets	$28,253,923	28,313,910	30,093,148	30,954,761
Goodwill	(24,431)	(24,431)	(24,431)	(24,431)
Other intangible assets, net	(9,482)	(10,449)	(12,434)	(13,463)

Tangible assets	$28,220,010	28,279,030	30,056,283	30,916,867

Total shareholders’ equity	$2,829,447	2,850,937	2,997,918	3,216,066
Goodwill	(24,431)	(24,431)	(24,431)	(24,431)
Other intangible assets, net	(9,482)	(10,449)	(12,434)	(13,463)
Cumulative perpetual preferred stock	(944,538)	(942,096)	(937,323)	(934,991)

Tangible common equity	$1,850,996	1,873,961	2,023,730	2,243,181

Tangible equity units	(260,122)	(260,122)	(260,122)	(260,122)

Tangible common equity excluding tangible equity units	$1,590,874	1,613,839	1,763,608	1,982,703

Common shares outstanding	785,280	785,279	785,263	785,057
Book value per common share	$3.60	3.63	3.82	4.10
Tangible book value per common shares	2.03	2.06	2.25	2.53
Total shareholders’ equity to total assets ratio	10.01%	10.07	9.96	10.39
Tangible common equity to tangible assets ratio	6.56	6.63	6.73	7.26
Tangible common equity to risk-weighted assets ratio	8.66%	8.73	8.90	9.47
Core Deposits and Core Deposits Excluding Time Deposits
Total deposits	$23,109,427	22,875,017	24,500,304	25,236,225
Brokered deposits	(2,157,631)	(2,690,598)	(3,152,349)	(3,549,175)

Core deposits	20,951,796	20,184,419	21,347,955	21,687,050

Time deposits excluding brokered deposits	(4,952,144)	(5,049,900)	(5,911,150)	(6,482,521)

Core deposits excluding time deposits	$15,999,652	15,134,519	15,436,805	15,204,529

Management’s Discussion and Analysis

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Pre-tax, Pre-credit Costs Income
(Loss) income before income taxes	$(86,510)	(689,620)	37,118	(180,807)
Add: Provision for losses on loans	364,230	878,872	102,325	239,020
Add: Other credit costs (1)	113,330	169,121	40,211	61,870
Add: Restructuring charges	30,026	3,420	2,587	3,420
Add: Loss on curtailment of post-retirement benefit	398	—	—	—
Add/subtract: Investment securities (gains) losses, net	(64,670)	1,043	(62,873)	612

Pre-tax, pre-credit costs income	$356,804	362,836	119,368	124,115

Core Expenses
Total non-interest expense	$684,683	780,570	222,552	269,011
Less: Other credit costs (1)	(113,330)	(169,121)	(40,211)	(61,870)
Less: Restructuring charges	(30,026)	(3,420)	(2,587)	(3,420)
Subtract: (Loss) on curtailment of post-retirement benefit	(398)	—	—	—

Core expenses	$540,929	608,029	179,754	203,723

Net (Loss) Income Available to Common Shareholders Per Common Share Excluding Restructuring Charges
Net (loss) income available to common shareholders	$(131,490)	(668,190)	15,667	(195,838)
Add: Restructuring charges	30,026	3,420	2,587	3,420

Net (loss) income available to common shareholders excluding restructuring charges	$(101,464)	(664,770)	18,254	(192,418)

Average common shares outstanding	785,267	651,507	910,816 (2)	784,916
Net (loss) income available to common shareholders per common share excluding restructuring charges	$(0.13)	(1.02)	0.02	(0.25)

(1)	Other credit costs consist primarily of losses on ORE, provision for losses on unfunded commitments, and charges related to other loans held for sale.
(2)	Represents average diluted common shares outstanding

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

Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0% to 0.25%. Due to short-term interest rates being at or near 0% at this time, only rising rate scenarios have been modeled. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points to determine the sensitivity of net interest income for the next twelve months. As of September 30, 2011, the interest rate sensitivity of Synovus has not significantly changed as compared to December 31, 2010. Synovus continues to maintain an asset sensitive position which would be expected to benefit net interest income in a rising interest rate environment. The level of measured asset sensitivity decreased moderately in the past quarter. This decrease in asset sensitivity is primarily due to a modestly higher level of fixed rate earning assets, primarily due to growth in the investment securities portfolio. Several factors could serve to diminish or eliminate this asset sensitivity, including an increase in the expected level of deposit pricing competition. A higher than projected level of deposit customer migration to higher cost deposits, such as certificates of deposit, could also serve to reduce the realized level of asset sensitivity. The following table represents the estimated sensitivity of net interest income to these changes in short term interest rates at September 30, 2011, with comparable information for December 31, 2010.

	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)
Change in Short-term Interest Rates (in basis points)	September 30, 2011	December 31, 2010
+ 200	3.0%	1.5%
+ 100	1.0%	1.7%

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

CB&T and CompuCredit Corporation (“CompuCredit”) previously were parties to an affinity agreement (“Affinity Agreement”) pursuant to which CB&T issued credit cards that were marketed and serviced by CompuCredit. On October 24, 2008, a putative class action lawsuit was filed against CompuCredit and CB&T in the United States District Court for the Northern District of California, Greenwood v. CompuCredit, et. al., Case No. 4:08-cv-04878 (CW) (“Greenwood”), alleging that one of the credit card programs offered pursuant to the Affinity Agreement violated the Credit Repair Organization Act, 15 U.S.C. § 1679 (“CROA Claims”) and the California Unfair Competition Law, Cal. Bus. & Prof. Code § 17200 (“California UCL Claims”). CB&T intends to vigorously defend itself against these allegations. On January 22, 2009, the Georgia Superior Court in separate litigation between CB&T and CompuCredit ruled that CompuCredit must pay the reasonable attorneys’ fees incurred by CB&T in connection with the Greenwood case pursuant to the indemnification provision of the Affinity Agreement described above. Any losses that CB&T incurs in connection with Greenwood are also expected to be subject to the indemnification provisions of the Affinity Agreement described above.

On May 2, 2011, the United States Supreme Court granted a writ of certiorari to review the decision of the Ninth Circuit Court of Appeals that affirmed a denial of the defendants’ motion to compel arbitration of the CROA Claims in Greenwood. The CROA claims have been stayed pending the resolution of the appeal. The Supreme Court heard oral arguments on the case on October 11, 2011. The District Court has certified the California UCL claims as a class action, but following the April 27, 2011 decision of the United States Supreme Court in AT&T Mobility LLC v. Concepcion that overruled prior California law limiting arbitration of class actions, defendants have moved to compel arbitration of the State UCL Claims, and that motion is currently pending before the district court. At this stage of the lawsuit, and in view of the inherent inability to predict the outcome of litigation, particularly where there are many claimants, Synovus cannot determine the probability of a material adverse result or reasonably estimate a range of potential exposures, if any. At this time, based on current knowledge and advice of counsel, management does not believe that the eventual outcome of this case will have a material adverse effect on Synovus’ consolidated financial condition, results of operations or cash flows.

On July 7, 2009, the City of Pompano Beach General Employees’ Retirement System filed suit against Synovus, and certain of Synovus’ current and former officers, in the United States District Court, Northern District of Georgia (Civil Action File No. 1 09-CV-1811) (the “Securities Class Action”) and on June 11, 2010, Lead Plaintiffs, the Labourers’ Pension Fund of Central and Eastern Canada and the Sheet Metal Workers’ National Pension Fund, filed an amended complaint alleging that Synovus and the named individual defendants misrepresented or failed to disclose material facts that artificially inflated Synovus’ stock price in violation of the federal securities laws. Lead Plaintiffs’ allegations are based on purported exposure to Synovus’ lending relationship with the Sea Island Company and the impact of such alleged exposure on Synovus’ financial condition. Lead Plaintiffs in the Securities Class Action seek damages in an unspecified amount. On May 19, 2011, the Court ruled that the amended complaint failed to satisfy the mandatory pleading requirements of the Private Securities Litigation Reform Act. The Court also ruled that Lead Plaintiffs would be allowed the opportunity to submit a further amended complaint. Lead Plaintiffs served their second amended complaint on June 27, 2011. Defendants filed a Motion to Dismiss that complaint on July 27, 2011. The motion is fully briefed and the parties are waiting on a ruling by the court. Discovery continues to be stayed pursuant to the Private Securities Litigation Reform Act.

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

was filed in Gwinnett County State Court (state of Georgia) on July 30, 2010, and asserts claims for usury, conversion and money had and received for alleged injuries suffered by the plaintiffs as a result of Synovus Bank’s assessment of overdraft charges in connection with its POS/debit and automated-teller machine cards used to access customer accounts. On September 1, 2010, Synovus Bank removed the case to the United States District Court for the Northern District of Georgia, Atlanta Division. The plaintiffs filed a motion to remand the case to state court. On July 22, 2001, the federal court entered an order granting plaintiffs’ motion to remand the case to the Gwinnett County State Court. Synovus Bank subsequently filed a motion to dismiss. On November 2, 2011, the state court denied the motion to dismiss. The court, however, granted Synovus Bank’s request for a certificate of immediate review thereby permitting Synovus Bank to petition the Georgia Court of Appeals for a discretionary appeal of the motion to dismiss.

On September 21, 2010, Synovus, Synovus Bank and Columbus Bank and Trust Company were named as defendants in a second putative class action relating to the manner in which Synovus Bank charges overdraft fees to customers. The second case Childs et al. v. Columbus Bank and Trust et al., was filed in the Northern District of Georgia, Atlanta Division, and asserts claims for breach of contract and breach of the covenant of good faith and fair dealing, unconscionability, conversion and unjust enrichment for alleged injuries suffered by plaintiffs as a result of Synovus Bank’s assessment of overdraft charges allegedly resulting from the sequence used to post payments to the plaintiffs’ accounts. On October 25, 2010, the Childs case was transferred to a multi district proceeding in the Southern District of Florida. In Re; Checking Account Overdraft Litigation, MDL No. 2036. Synovus Bank’s response to the complaint will be filed in November 2011. These cases, and certain of the other litigation and regulatory matters to which Synovus is subject, assert claims for substantial or indeterminate damages. Additional lawsuits containing claims similar to those described above may be filed in the future.

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

There were no material changes during the period covered by this report to the risk factors previously disclosed in Synovus’ 2010 10-K and in Synovus’ quarterly report on Form 10-Q/A for the period ended June 30, 2011.

ITEM 2 – UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

In prior periods, Synovus received previously owned shares of its common stock as payment of the exercise price of stock options and shares withheld to cover taxes on vesting for non-vested shares granted. No shares of Synovus’ common stock were delivered during the three months ended September 30, 2011.

ITEM 6 - EXHIBITS

(a) Exhibits	Description

3.1	Amended and Restated Articles of Incorporation of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on August 9, 2010.

3.2	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated January 28, 2010, as filed with the SEC on January 29, 2010.

4.1	Shareholder Rights Plan, dated as of April 26, 2010, between Synovus Financial Corp. and Mellon Investor Services LLC, as Rights Agent, which includes the Form of Articles of Amendment to the Articles of Incorporation of Synovus Financial Corp. (Series B Participating Cumulative Preferred Stock) as Exhibit A, the Summary of Terms of the Rights Agreement as Exhibit B and the Form of Right Certificate as Exhibit C, incorporated by reference to Exhibit 4.1 of Synovus’ current Report on Form 8-K dated April 26, 2010, as filed with the SEC on April 26, 2010.

4.2	Amendment No. 1 dated as of September 6, 2011 to Shareholder Rights Plan between Synovus Financial Corp. and American Stock Transfer & Trust Company, LLC, incorporated by reference to Exhibit 4.1 of Synovus’ Current Report on Form 8-K dated September 6, 2011, as filed with the SEC on September 6, 2011.

10.1	Amendment No. 1 dated September 6, 2011 to Synovus Financial Corp. 2011 Director Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated September 6, 2011, as filed with the SEC on September 6, 2011.

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report

101	Interactive data file (to be filed by amendment)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

Date:	November 9, 2011	BY:	/s/ Thomas J. Prescott
Thomas J. Prescott
Executive Vice President and
Chief Financial Officer

ITEM 6 - EXHIBITS

(a) Exhibits	Description

3.1	Amended and Restated Articles of Incorporation of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on August 9, 2010.

3.2	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated January 28, 2010, as filed with the SEC on January 29, 2010.

4.1	Shareholder Rights Plan, dated as of April 26, 2010, between Synovus Financial Corp. and Mellon Investor Services LLC, as Rights Agent, which includes the Form of Articles of Amendment to the Articles of Incorporation of Synovus Financial Corp. (Series B Participating Cumulative Preferred Stock) as Exhibit A, the Summary of Terms of the Rights Agreement as Exhibit B and the Form of Right Certificate as Exhibit C, incorporated by reference to Exhibit 4.1 of Synovus’ current Report on Form 8-K dated April 26, 2010, as filed with the SEC on April 26, 2010.

4.2	Amendment No. 1 dated as of September 6, 2011 to Shareholder Rights Plan between Synovus Financial Corp. and American Stock Transfer & Trust Company, LLC, incorporated by reference to Exhibit 4.1 of Synovus’ Current Report on Form 8-K dated September 6, 2011, as filed with the SEC on September 6, 2011.

10.1	Amendment No. 1 dated September 6, 2011 to Synovus Financial Corp. 2011 Director Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated September 6, 2011, as filed with the SEC on September 6, 2011.

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Periodic Report

101	Interactive data file (to be filed by amendment)