Form 10-K
period 2011-12-31
SYNOVUS FINANCIAL CORP
filed 2012-02-29
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-K

______________________________
Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
Commission file number 1-10312

______________________________
SYNOVUS FINANCIAL CORP.
(Exact name of registrant as specified in its charter)
______________________________

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
______________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO ☒
As of June 30, 2011, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $1,510,990,260 based on the closing sale price of $2.08 reported on the New York Stock Exchange on June 30, 2011.
As of February 16, 2012, there were 792,254,596 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2012 (“Proxy Statement”)	Part III

SYNOVUS FINANCIAL CORP.

INDEX OF DEFINED TERMS

ALCO – Synovus' Asset Liability Management Committee

ALLL – Allowance for Loan and Lease Loss

ARRA – American Recovery and Reinvestment Act of 2009

ASC – Accounting Standards Codification

ASU – Accounting Standards Update

BAM – Broadway Asset Management, Inc., a wholly-owned subsidiary of Synovus Financial Corp.

BCBS – Basel Committee on Banking Supervision

BSA/AML – Bank Secrecy Act / Anti-Money Laundering

BOV – broker’s opinion of value

bp – basis point (bps - basis points)

CD – certificate of deposit

C&D – residential construction and development loans

C&I – commercial and industrial loans

CB&T – Columbus Bank and Trust Company, a division of Synovus Bank. Synovus Bank is a wholly-owned subsidiary of Synovus Financial Corp.

CAMELS Rating System – A term defined by bank supervisory authorities, referring to Capital, Assets, Management, Earnings, Liquidity, and Sensitivity to market risk

CEO – Chief Executive Officer

CFO – Chief Financial Officer

CFPB – Consumer Finance Protection Bureau

Charter Consolidation – Synovus’ consolidation of its 30 banking subsidiaries into a single bank charter in 2010

Code – Internal Revenue Code of 1986, as amended

Common Stock – Common Stock, par value $1.00 per share, of Synovus Financial Corp.

Company – Synovus Financial Corp. and its wholly-owned subsidiaries, except where the context requires otherwise

Covered Litigation – Certain Visa litigation for which Visa is indemnified by Visa USA members

CPP – U.S. Department of the Treasury Capital Repurchase Program

CRE – Commercial Real Estate

CROA – Credit Repair Organization Act

DIF – Deposit Insurance Fund

i

Dodd-Frank Act – The Dodd-Frank Wall Street Reform and Consumer Protection Act

DRR – Designated Reserve Ratio

DTA – deferred tax asset

EESA – Emergency Economic Stabilization Act of 2008

EITF – Emerging Issues Task Force

EL – expected loss

EPS – earnings per share

Exchange Act – Securities Exchange Act of 1934, as amended

FASB – Financial Accounting Standards Board

FDIC – Federal Deposit Insurance Corporation

FINRA – Financial Industry Regulatory Authority

FFIEC – Federal Financial Institutions Examination Council

FHLB – Federal Home Loan Bank

FICO – The Financing Corporation

GA DBF – Georgia Department of Banking and Finance

GAAP – Accounting Principles Generally Accepted in the United States of America

Georgia Commissioner – Banking Commissioner of the State of Georgia

GSE – government sponsored enterprise

HELOC – home equity line of credit

IFRS – International Financial Reporting Standards

IOLTA – Interest on Lawyer Trust Account

IPO – Initial Public Offering

IRC – Internal Revenue Code

IRS – Internal Revenue Service

LGD – loss given default

LIBOR – London Interbank Offered Rate

LIHTC – Low Income Housing Tax Credit

LTV – loan-to-collateral value ratio

MAD – Synovus' Managed Assets Division, a division of Synovus Bank

MBS – mortgage-backed securities

nm – not meaningful

NPA – non-performing assets

NPL – non-performing loans

NSF – non-sufficient funds

NYSE – New York Stock Exchange

OFAC – Office of Foreign Assets Control

ORE – other real estate

ORM – Operational Risk Management

Parent Company – Synovus Financial Corp.

PD – probability of default

POS – point-of-sale

RCSA – Risk Control Self-Assessment

SAB – SEC Staff Accounting Bulletin

SBA – Small Business Administration

SEC – U.S. Securities and Exchange Commission

Securities Act – Securities Act of 1933, as amended

Series A Preferred Stock – Synovus' Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value

Shared Deposit – Prior to the Charter Consolidation, Synovus offered this deposit product which gave its customers the opportunity to access up to $7.5 million in FDIC insurance by spreading deposits across its 30 separately-chartered banks.

Synovus – Synovus Financial Corp.

Synovus Bank – A Georgia state-chartered bank, formerly known as Columbus Bank and Trust Company, and wholly-owned subsidiary of Synovus, through which Synovus conducts its banking operations

Synovus Mortgage – Synovus Mortgage Corp. - a wholly-owned subsidiary of Synovus Bank

Synovus Trust Company, N. A. – a wholly-owned subsidiary of Synovus Bank

TAGP – Transaction Account Guarantee Program

TARP – Troubled Asset Relief Program

TBA – to-be-announced (with respect to mortgage-backed securities to be delivered in the future)

TDR – troubled debt restructuring (as defined by ASC 310-40)

tMEDS – tangible equity units each composed of a prepaid stock purchase contract and a junior subordinated amortizing note

TSYS – Total System Services, Inc.

UCL – Unfair Competition Law

USA PATRIOT Act – Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism

VIE – variable interest entity, as defined by authoritative accounting literature

Visa – The Visa U.S.A. Inc. card association or its affiliates, collectively

Visa Class B shares – Class B shares of Common Stock issued by Visa which are subject to restrictions with respect to sale until all of the Covered Litigation has been settled.

Visa Derivative – A derivative contract with the purchaser of Visa Class B shares which provides for settlements between the purchaser and Synovus based upon a change in the ratio for conversion of Visa Class B shares into Visa Class A shares

Visa IPO – The initial public offering of shares of Class A Common Stock by Visa, Inc. on March 25, 2008

Part I
In this Report, the words “Synovus,” “the Company,” “we,” “us,” and “our” refer to Synovus Financial Corp. together with its wholly-owned subsidiaries, except where the context requires otherwise.
FORWARD-LOOKING STATEMENTS
Certain statements made or incorporated by reference in this Report which are not statements of historical fact, including those under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Report, constitute forward-looking statements within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements include statements with respect to Synovus' beliefs, plans, objectives, goals, targets, expectations, anticipations, assumptions, estimates, intentions and future performance and involve known and unknown risks, many of which are beyond Synovus' control and which may cause Synovus' actual results, performance or achievements or the commercial banking industry or economy generally, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.
All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus' use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “should,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus' future business and financial performance and/or the performance of the commercial banking industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus' management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to:

(1)	further deterioration in credit quality may result in increased non-performing assets and credit losses, which could adversely impact our capital, financial condition, and results of operations;

(2)
continuing declines in the values of residential and commercial real estate may result in further write-downs of assets and realized losses on disposition of non-performing assets, which may increase credit losses and negatively affect our financial results;

(3)
continuing weakness in the residential and commercial real estate environment, which may negatively impact our ability to dispose of distressed assets, and may result in continued elevated levels of non-performing assets and potential problem loans;

(4)	the impact on our borrowing costs, capital costs and our liquidity due to further adverse changes in our credit ratings;

(5)	the risk that our allowance for loan losses may prove to be inadequate or may be negatively affected by credit risk exposures;

(6)	the concentration of our non-performing assets by loan type, in certain geographic regions and with affiliated borrowing groups;

(7)
changes in the interest rate environment and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;

(8)
restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations or dividend payments on our Common Stock and Series A preferred stock and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;

(9)	future availability and cost of additional capital and liquidity on favorable terms, if at all;

(10)
the risks that we may be required to undertake additional strategic initiatives or seek or deploy additional capital to satisfy applicable regulatory capital standards and pressures in light of expected increases in capital and liquidity requirements or as a result of supervisory actions or directives;

(11)
changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, including a further reduction in our debt ratings;

(12)
risks related to the timing of the recoverability of our deferred tax asset, which is subject to considerable judgment, and the risk that even after the recovery of our deferred tax asset balance under GAAP, there will remain limitations on the ability to include our deferred tax assets for regulatory capital purposes;

(13)
the risk that we could have an “ownership change” under Section 382 of the Internal Revenue Code, which could impair our ability to timely and fully utilize our net operating losses and built-in losses that may exist when such “ownership change” occurs;

(14)
the impact of our continued participation in the TARP and the CPP, including the impact on compensation and other restrictions imposed under TARP which affect our ability to attract, retain, and compensate talented executives and other employees and the impact of actions that we may be required to take to exit from the CPP and repay the outstanding preferred stock issued under the CPP;

(15)
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

(16)
the impact on our financial results, reputation and business if we are unable to comply with all applicable federal and state regulations and applicable memoranda of understanding, other supervisory actions or directives and any necessary capital initiatives;

(17)	the risk that our enterprise risk management framework may not identify or address risks adequately, which may result in unexpected losses;

(18)
the continuing impact of the execution of our strategic plan and efficiency and growth initiatives announced in late 2010 and January 2011, including the risk that we may not sustain the annual levels of expense savings realized to date under the plan or achieve the revenue growth and other benefits from such initiatives;

(19)	the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto;

(20)	the costs of services and products to us by third parties, whether as a result of our financial condition, credit ratings, the way we are perceived by such parties, the economy or otherwise;

(21)	the effects of any damages to Synovus' reputation resulting from developments related to any of the items identified above; and

(22)
other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part I - Item 1A.- Risk Factors" of this Report.

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
Our relationship-based approach to banking is built on creating long-term relationships with our customers utilizing a decentralized customer delivery model. This relationship banking approach allows our bankers to serve their customers' individual needs and demonstrates our commitment to the communities in which we operate. We believe that these factors position us to take advantage of future growth opportunities in our existing markets.
We were incorporated under the laws of the State of Georgia in 1972. Our principal executive offices are located at 1111 Bay Avenue, Suite 500, Columbus, Georgia 31901 and our telephone number at that address is (706) 649-2311. Our Common Stock is traded on the New York Stock Exchange under the symbol “SNV.”

2011 Business Highlights
2011 was an inflection point for Synovus. Key achievements during 2011 include the following:

•
Return to profitability in the second half of 2011-Synovus reported net income available to common shareholders of $12.8 million for the fourth quarter of 2011, compared to net income available to common shareholders of $15.7 million for the third quarter of 2011, and a net loss attributable to common shareholders of $180.0 million in the fourth quarter of 2010. Diluted net income per common share for the fourth quarter of 2011 was $0.01, compared to diluted net income per common share of $0.02 for the third quarter of 2011, and a net loss per common share of $0.229 for the fourth quarter of 2010. The fourth quarter of 2011 results include net investment securities gains of $10.3 million (compared to $62.9 million for the third quarter of 2011) as well as a $5.9 million charge related to Synovus' indemnification obligation as a member of the Visa USA network. For 2011, Synovus reported a net loss attributable to common shareholders of $118.7 million, an 86.0% improvement compared to a net loss attributable to common shareholders of $848.2 million for 2010.

•
Continued improvement in credit metrics - We continued to aggressively manage credit and improve credit quality metrics. Total credit costs were $568.1 million in 2011, a 57.3% decline from $1.33 billion in 2010. Total net charge-offs were $585.8 million in 2011, a 57.3% decline from $1.37 billion in 2010. New non-performing loan inflows were $948.8 million in 2011, a 40.2% improvement from $1.59 billion in 2010. The total write-downs and allowance on total non-performing assets at December 31, 2011 was approximately 43%.

•
Continued disposition of distressed assets - During 2011, we continued to execute on our strategy to dispose of distressed assets, disposing of $702.5 million of distressed assets. As a result, non-performing assets have continued to decline at a steady pace and were $1.12 billion at December 31, 2011, a 12.7% decline from December 31, 2010, and a 39.4% decline from the peak in the first quarter of 2010.

•
Net interest margin -Net interest margin in the fourth quarter of 2011 was 3.52%, an increase of five basis points from the third quarter of 2011 and an increase of fifteen basis points from the fourth quarter of 2010. The net interest margin for the year ended December 31, 2011 was 3.51%, an increase of fifteen basis points from 2010.

•
Focus on expense control - In 2011, we continued our focus on expense control and realized a $105.8 million or a 10.5% reduction in total non-interest expense, and a $95.3 million or 11.7% reduction in core non-interest expense. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP financial measures”. During 2011, we completed a process re-design of our loan and deposit operations systems to reduce costs while improving the customer experience and began implementation of these changes in the third quarter. Deposit and consumer loan implementation was completed by the 2011 year-end, with commercial loan changes expected to be completed by the end of the first quarter of 2012. Through process redesign and our other efficiency initiatives, we achieved substantial progress in aligning our operating cost structure with the current size of our organization. We will continue targeted efforts to identify additional efficiencies while retaining a structure that supports growth. Total reported non-interest expense for 2011 was $903.8 million compared to $1.01 billion for 2010. The total number of employees at December 31, 2011 was 5,224, a decrease of 885, compared to 6,109 at December 31, 2010.

•
Deposits - Total deposits at December 31, 2011 were $22.41 billion, a decrease of $2.09 billion, or 8.5% from December 31, 2010. The decline in total deposits was driven primarily by a planned reduction of brokered deposits and a continued wind-down of the Shared Deposits program. Total core deposits, excluding time deposits, at December 31, 2011 grew $600.6 million, or 3.9% from December 31, 2010 and non-interest bearing demand deposits as a percentage of total deposits increased to 23.9% at December 31, 2011 from 17.5% at December 31, 2010. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP financial measures”.

•	Balance sheet - At December 31, 2011, total assets were $27.16 billion and total shareholders' equity was $2.83 billion.
Synovus believes that these accomplishments provide momentum for long-term, sustained profitability and growth in 2012 and future periods.
Additional information relating to our business and our subsidiaries, including a detailed description of our operating results and financial condition for 2011, 2010 and 2009, our loan portfolio (by loan type and geography), our credit metrics and our deposits is contained below and under “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Report.
Banking Operations
Synovus conducts its banking operations through Synovus Bank. Synovus Bank is a Georgia state-chartered bank. Synovus Bank operates through 30 locally-branded bank divisions throughout Alabama, Florida, Georgia, South Carolina and Tennessee. Synovus Bank offers commercial banking services and retail banking services. Our commercial banking services include cash management, asset management, capital markets services, institutional trust services and commercial, financial and real estate loans. Our retail banking services include accepting customary types of demand and savings deposits; mortgage, installment and other retail loans; investment and brokerage services; safe deposit services; automated banking services; automated fund transfers; Internet based banking services; and bank credit card services, including MasterCard and Visa services.
Table 1 – Bank Divisions
As of December 31, 2011, Synovus Bank operates under the following 30 locally-branded bank divisions in the following states:

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
Table 2 – Bank Branch Locations
The following chart reflects the distribution of our branch locations as of December 31, 2011, in each of the states in which we conduct banking operations:

State	Branches
Georgia	129
Alabama	47
South Carolina	42
Florida	55
Tennessee	20
Total	293

Major Non-bank Subsidiaries
In addition to our banking operations, we also provide various other financial services to our customers through the following direct and indirect wholly-owned non-bank subsidiaries:

•
Synovus Securities, Inc., headquartered in Columbus, Georgia, which specializes in professional portfolio management for fixed-income securities, investment banking, the execution of securities transactions as a broker/dealer and the provision of individual investment advice on equity and other securities;

•	Synovus Trust Company, N.A., headquartered in Columbus, Georgia, which provides trust services;

•	Synovus Mortgage Corp., headquartered in Birmingham, Alabama, which offers mortgage services; and

•	GLOBALT, Inc., headquartered in Atlanta, Georgia, which provides asset management and financial planning services.
Business Development
Synovus has traditionally focused on a strategy that includes expanding and diversifying its franchise in terms of revenues, profitability and asset size while maintaining a community banking, relationship-based approach to banking. This strategy has encompassed both organic growth and acquisitions of complementary banks and financial services businesses. During the 1990's and through 2006, Synovus' growth resulted largely from acquisitions of smaller community banks. As a result of the economic crisis that began in 2008, Synovus has refocused its efforts on initiatives to increase revenue through organic growth, lower its cost structure, reduce its concentration of CRE loans, strengthen its balance sheet and capital position and aggressively reduce non-performing assets.
Lending Activities
Overview
The primary goal of Synovus' lending function is to help clients achieve their financial goals by providing quality loan products that are fair to the client and profitable to Synovus. Management believes that this purpose can best be accomplished by building strong, profitable client relationships over time and maintaining a strong presence and position of influence in the communities Synovus serves. Synovus strives to serve all of its customers with the highest levels of courtesy, respect, gratitude and fairness and deliver its services with unparalleled expertise, efficiency, responsiveness and accuracy. This relationship-based approach to banking enables Synovus' bankers to develop a deep knowledge of Synovus' customers and the markets in which they operate. Synovus has recently taken and continues to take steps to improve the consistency of its lending processes across all of its banking divisions, to strengthen the underwriting criteria it employs to evaluate new loans and loan renewals, and to diversify its loan portfolio in terms of type, industry and geographical concentration. Synovus believes that these measures will better position it to meet the credit needs of businesses and consumers in the markets it serves while pursuing a balanced strategy of loan profitability, loan growth and loan quality.
Synovus conducts the majority of its lending activities within the framework of its relationship-based approach to banking built on creating long-term relationships with its customers. The following tables summarize Synovus' loan portfolio by type and by state at December 31, 2011 and 2010.

Table 3 – Loans by Type	2011		2010
(Dollars in thousands)	Total Loans	% *	Total Loans	% *
Investment properties	$4,557,313	22.7%	$5,059,102	23.4
1-4 family properties	1,618,484	8.1	2,102,787	9.7
Land acquisition	1,094,821	5.4	1,218,691	5.7
Total commercial real estate	7,270,618	36.2	8,380,580	38.8
Commercial and industrial	8,941,274	44.5	9,264,811	42.9
Retail	3,879,907	19.3	3,950,808	18.3
Deferred fees and costs, net	(11,986)	nm	(10,436)	nm
Total loans, net of deferred fees and costs	$20,079,813	100.0%	$21,585,763	100.0%

*	Loan balance in each category expressed as a percentage of total loans, net of deferred fees and costs.
nm = not meaningful

Table 4 – Loans by State	2011		2010
(Dollars in thousands)	Total Loans	As a % of Total Loan Portfolio	Total Loans	As a % of Total Loan Portfolio
Georgia	$10,666,542	53.1%	$11,345,896	52.6%
Atlanta	3,597,103	17.9	3,587,597	16.6
Florida	2,603,167	13.0	2,830,251	13.1
South Carolina	2,730,401	13.6	3,019,120	14.0
Tennessee	873,466	4.3	974,548	4.5
Alabama	3,206,237	16.0	3,415,948	15.8
Consolidated	$20,079,813	100.0%	$21,585,763	100.0%

The following discussion describes the underwriting procedures of Synovus’ lending function and presents the principal types of lending conducted by Synovus. The results of Synovus’ lending activities and the relative risk of Synovus’ loan portfolio are discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
Underwriting Approach
Recognizing that its loan portfolio is the primary source of revenue, Synovus' management believes that proper and consistent loan underwriting throughout Synovus' banking divisions is critical to Synovus' long-term financial success. Synovus' underwriting approach is designed to effectively govern the degree of assumed risk and ensure that its credit relationships conform to Synovus' overall risk philosophy. During 2009 and 2010, Synovus transitioned its underwriting standards and key underwriting functions from a decentralized bank-by-bank approach to a more centralized regional approach and, finally, to a centralized organization-wide approach with the completion of the Charter Consolidation. These underwriting standards address collateral requirements; guarantor requirements (including policies on financial statement, tax return, and limited guarantees); requirements regarding appraisals and their review; loan approval hierarchy; standard consumer and small business credit scoring underwriting criteria (including credit score thresholds, maximum maturity and amortization, loan-to-value limits, global service coverage, and debt to income limits); commercial real estate and C&I underwriting guidelines (including minimum debt service coverage ratio, maximum amortization, minimum equity requirements, maximum loan-to-value ratios); lending limits; and credit approval authorities. Additionally, Synovus has implemented an enhanced loan concentration policy to limit and manage its exposure to certain loan concentrations, including commercial real estate. The enhanced loan concentration policy provides a more detailed program for portfolio risk management and reporting including limits on commercial real estate loans as a percentage of risk-based capital (in the aggregate and by loan type), large borrower concentration limits and monitoring, as well as portfolio mix monitoring. Synovus' underwriting process is structured to require oversight that is proportional to the size and complexity of the lending relationship.
Synovus utilizes a tiered credit approval process requiring larger loans to be approved by more senior bank officers as well as an independent senior credit officer, with the largest loans requiring approval of Synovus Bank's Loan Committee. The centralized underwriting policy and philosophy also provides a more structured, and generally more conservative, approach to lending. For instance, loan-to-value limits on certain credits are now lower than regulatory requirements, large borrower concentration limits are now more explicit and lower than prior limits, and bank division lending limits are also lower than before. Furthermore, Synovus has established across all of its banking divisions more stringent underwriting requirements on certain types of commercial real estate lending, including loans for the purpose of financing shopping centers and hotels.
Prior to these initiatives, each of our 30 banking divisions had its own underwriting standards. While these separate underwriting standards were generally similar to each other and were all in compliance with regulatory requirements, the transition to uniform underwriting standards emphasizes a one-company view of our operating structure and promotes greater consistency throughout Synovus' underwriting process.
Commercial and Industrial (C&I) Loan Portfolio
The C&I loan portfolio represents the largest category of Synovus' total loan portfolio. Synovus' C&I loan portfolio is currently concentrated on small to middle market commercial and industrial lending disbursed throughout a diverse group of industries in the Southeast, including health care, finance and insurance, manufacturing, construction, real estate leasing and retail trade. The portfolio is relationship focused and, as a result, Synovus' lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. C&I loans are primarily originated through Synovus' local market banking divisions and made to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. At December 31, 2011, 43.1% of Synovus' total C&I loans represented loans for the purpose of financing owner-occupied properties. The primary source of repayment on these C&I loans is revenue generated from products or services offered by the borrower's business. The secondary source of repayment on these C&I loans is the real estate securing such loans. In accordance with Synovus' uniform lending policy, each loan undergoes a detailed underwriting process, which incorporates the uniform underwriting approach, procedures and evaluations described above. Approximately 93% of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral. Total C&I loans at December 31, 2011 were $8.94 billion, or 44.5%, of the total loan portfolio.
C&I lending is a key component of Synovus' growth plans and diversification strategy (reducing overall concentration in CRE and growing the percentage of C&I loans relative to the total loan portfolio). Synovus has actively invested in additional expertise, product offerings, and product quality to provide its commercial and industrial clients with increased and enhanced product offerings and customer service. Complementing this investment in C&I growth, Synovus' management continues to focus on streamlining and enhancing Synovus' existing product lines, especially for traditional retail, small business and professional services customers.
While lending to small and mid-sized businesses has been Synovus' traditional focus, in 2010, Synovus formed a Large Corporate Banking Team to provide lending solutions to larger corporate clients in an effort to strengthen, diversify and further drive growth in Synovus' C&I loan portfolio. In conjunction with the formation of the Large Corporate Banking Team, Synovus implemented a strategy to increase the level of participation in loan syndications which has contributed to the funding of approximately $350 million in loan syndications and an additional approximately $200 million in commitments during 2011. During mid-2011, Synovus hired an experienced senior housing lending team. That team funded approximately $140 million of senior housing loans during the last half of 2011.
Commercial Real Estate Loan Portfolio
Synovus' commercial real estate loans consist of investment property loans, residential construction and development loans, land acquisition loans, and 1-4 family perm/mini-perm loans. As is the case with Synovus' C&I loans, the commercial real estate loans are primarily originated through Synovus Bank's local market banking divisions. Total commercial real estate loans as of December 31, 2011 were $7.27 billion, or 36.2%, of the total loan portfolio.
Investment Property Loans
Synovus' investment property loans are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Synovus' investment property portfolio is well diversified with no concentration by property type, geography or tenants. These loans are generally recourse in nature with short-term maturities (3 years or less), allowing for restructuring opportunities which reduces Synovus' overall risk exposure. The investment property loans are primarily secured by the property being financed by the loans; however, they may also be secured by real estate or other assets beyond the property being financed. Investment property loans are subject to the same uniform lending policies and procedures described above, although such loans have historically been underwritten with stressed interest rates and vacancies. In addition, Synovus has placed restrictions on both hotel and shopping center lending. During the fourth quarter of 2009, Synovus began quarterly reviews of all investment property loans of $1 million or more to more closely monitor the performance of the portfolio. Total investment property loans as of December 31, 2011 were $4.56 billion, or 62.7%, of the total commercial real estate loan portfolio.

Residential Construction and Development and Land Acquisition Loans
The residential construction and development loans and land acquisition loans are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. Given the continued turmoil in the housing and real estate markets, including declining real estate prices in certain markets and high levels of foreclosures, Synovus has actively and successfully reduced its exposure to residential construction and development and land acquisition loans over the past four years, including its exposure to the Atlanta market. Residential Construction and Development and Land Acquisition loans in the Atlanta market totaled $397.5 million at December 31, 2011, down 23.6% from a year ago and down approximately 79% from its high in December 31, 2007. These loans are generally subject to the same uniform lending policies and procedures described above. Land acquisition loans have a maximum loan-to-value limit which is aligned with regulatory requirements. Synovus has tightened the maximum loan-to-value limit for residential construction and development loans to levels more stringent than the current regulatory guidelines. At December 31, 2011, these loans were $1.74 billion, or 23.9%, of the total commercial real estate loan portfolio, compared to $2.19 billion or 26.2% of the total commercial real estate portfolio at December 31, 2010.
1-4 Family Perm/Mini-Perm Loans
1-4 family perm/mini-perm loans are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. These loans are subject to the same uniform lending policies and procedures described above. Additionally, underwriting standards for these types of loans include stricter approval requirements as well as more stringent underwriting standards than current regulatory guidelines. At December 31, 2011, these loans totaled $976.3 million, or 13.4% of the total commercial real estate portfolio.
Retail Loan Portfolio
Synovus' retail loan portfolio consists of a wide variety of loan products offered through its banking network, including residential mortgages, home equity lines, credit card loans, and other retail loans. These various types of secured and unsecured retail loans are marketed to qualifying existing clients and to other creditworthy candidates in Synovus' market area. The majority of Synovus' retail loans are consumer mortgages secured by first and second liens on residential real estate primarily located in the markets served by Synovus in Georgia, Florida, South Carolina, Alabama, and Tennessee. Retail loans are subject to the same uniform lending policies and procedures described above and consist primarily of loans with strong credit scores, conservative debt-to-income ratios, and loan-to-value ratios based upon prudent guidelines to ensure consistency with Synovus' overall risk philosophy. Total retail loans as of December 31, 2011 were $3.88 billion, or 19.3%, of the total loan portfolio.
Mortgage Banking
Synovus Bank's wholly-owned subsidiary, Synovus Mortgage, originates residential mortgage loans with originations totaling $1.21 billion in 2011. Synovus Mortgage offers various types of fixed- and adjustable-rate loans for the purposes of purchasing, refinancing or constructing residential properties. The originated loans are primarily conforming mortgage loans for owner-occupied properties. Conforming loans are loans that are underwritten in accordance with the underwriting standards set forth by government sponsored entities such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These are generally collateralized by one-to-four-family residential real estate properties and are made to borrowers in good credit standing.
Substantially all of the mortgage loans originated by Synovus Mortgage are sold to third-party purchasers on a servicing released basis, without recourse, or continuing involvement. Each purchaser of our mortgage loans has specific guidelines and criteria for sellers of loans, and the risk of credit loss with regard to the principal amount of the loans sold is generally transferred to the purchasers upon sale. While the loans are sold without recourse, the purchase agreements require Synovus Mortgage to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that the loans sold were in breach of these representations or warranties, Synovus Mortgage has obligations to either repurchase the loan for the unpaid principal balance and related investor fees or make the purchaser whole for the economic benefits of the loan.
See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Report for a more detailed discussion of Synovus' mortgage loans held for sale and the sections titled “Repurchase Obligations for Mortgage Loans Originated for Sale” and “Mortgage Loan Foreclosure Practices” thereunder for a more detailed discussion of Synovus' obligations with respect to the mortgage loans it sells to third-party purchasers and Synovus' mortgage loan foreclosure practices.
Other Loans Held for Sale Portfolio
With the exception of certain first lien residential mortgage loans, Synovus originates loans with the intent to hold those loans to maturity. Loans or pools of distressed loans are transferred to the other loans held for sale portfolio when the intent to hold the loans has changed due to portfolio management or risk mitigation strategies and a determination to sell specifically identified loans has been made. The value of the loans or pools of loans is primarily determined by analyzing the underlying collateral of the loan and the anticipated market prices of similar assets less estimated costs to sell. At the time of transfer, if the fair value less selling costs is less than the carrying amount of the specific loans, with such difference generally being attributable to declines in credit quality, the shortfall is recorded as a charge-off against the allowance for loan losses. At December 31, 2011 the fair value of other loans held for sale was $30.2 million.
Credit Quality
Synovus continuously monitors credit quality and maintains an allowance for loan losses that management believes is sufficient to absorb probable and estimable losses inherent in the loan portfolio. Synovus continues to address problem assets and reduce future exposures through its asset disposition strategy, which centers around the disposition of distressed assets, as a proactive measure in managing the loan portfolio. Subsequent to the implementation of the asset disposition strategy, Synovus entered into the Synovus MOU. The Synovus MOU was in alignment with the existing asset disposition strategy, including managing various asset quality and regulatory capital ratios. The asset disposition program is still in place today. Net charge-offs recorded during the three years ended December 31, 2011 related to this strategy were approximately $711 million. For a more detailed discussion of Synovus' credit quality, please refer to the section titled “Credit Quality” under “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
Monitoring of Collateral
Our loan portfolio and the collateral securing such loans is predominately located in our five state market consisting of Georgia, Florida, South Carolina, Alabama, and Tennessee. C&I loans represent 44.5% of the total loan portfolio at December 31, 2011. These loans are predominately secured by owner-occupied and other real estate. Other types of collateral securing these loans consist primarily of marketable equipment, marketable inventory, accounts receivable, equity and debt securities, and time deposits. Total commercial real estate loans represent 36.2% of the total loan portfolio at December 31, 2011. These loans are primarily secured by commercial real estate, including 1-4 family properties, land, and investment properties. The collateral generally consists of the property being financed by the loans; however, collateral may also include real estate or other assets beyond the property being financed. Retail loans at December 31, 2011 totaled $3.88 billion, or 19.3%, of the total loan portfolio. Of this amount, $3.03 billion consists of consumer mortgages secured by first and second liens on residential real estate. Credit card loans represent $273.1 million of this amount and these loans are unsecured. Other retail loans represent $575.5 million of this amount, and they are primarily secured by collateral consisting of marketable securities, automobiles, time deposits, and cash surrender value of life insurance.
Synovus follows a risk-based approach as it relates to the credit monitoring processes for its loan portfolio. Synovus updates the fair value of the real estate collateral securing collateral-dependent impaired loans each calendar quarter, with appraisals usually received on an annual basis, or sooner if appropriate, from an independent, unaffiliated certified or licensed appraiser. Management also considers other factors or recent developments, such as selling costs and anticipated sales values considering management's plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals. Synovus updates the values of collateral that is in the form of accounts receivable, inventory, equipment, and cash surrender value of life insurance policies at least annually and the values of collateral that is in the form of marketable securities and brokerage accounts at least monthly.
It is the Company's policy to obtain, on at least an annual basis, an updated appraisal from an independent, unaffiliated certified or licensed appraiser for loan relationships of $1 million and over when at least one of the loans in the relationship is on non-accrual status. For relationships under $1 million, while independent appraisals are not mandated by the Company's policies, management will obtain such appraisals when considered prudent. For credits that are not on impaired status, Synovus generally obtains an unaffiliated third-party appraisal of the value of the real estate collateral prior to each loan renewal. Additionally, if conditions warrant (e.g., loans that are not considered impaired but exhibit a higher or potentially higher risk), Synovus engages an unaffiliated appraiser to reappraise the value of the collateral on a more frequent basis. Examples of circumstances that could warrant a new appraisal on an existing performing credit include instances where local market conditions where the real estate collateral is located have deteriorated, the collateral has experienced damage (fire, wind damage, etc.), the lease or sell-out of the collateral has not met the original projections, and the net operating income of the collateral has declined. In circumstances where the collateral is no longer considered sufficient, Synovus seeks to obtain additional collateral. Examples of adjustments made quarterly to appraised values include broker's commission, unpaid real estate taxes, attorney's fees, other estimated costs to dispose of the property, known damage to the property, known declines in the net operating income of the property or rent rolls, as well as third-party market data.
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
Synovus evaluates the financial ability of a guarantor through an evaluation of the guarantor's current financial statements, income tax returns for the two most recent years, as well as financial information regarding a guarantor's business or related interests. In addition, Synovus analyzes substantial assets owned by the guarantor to ensure that the guarantor has the necessary ownership or control over these assets. For loans that are not considered impaired, the allowance for loan losses is determined based on the risk rating of each loan. The risk rating incorporates a number of factors, including guarantors. If a loan is rated doubtful, with certain limited exceptions, a guarantee is not considered in determining the amount to be charged-off (i.e., the charge-off equals the greater of the amount of the collateral exposure or 50% of the loan balance, in compliance with regulatory requirements).
With certain limited exceptions, Synovus seeks performance under guarantees in the event of a borrower's default. However, under the current economic environment, and based on the fact that a majority of our problem credits are commercial real estate credits, our success in recovering amounts due under guarantees has been limited.
Unsecured Loans
At December 31, 2011, Synovus had unsecured loans totaling approximately $1.03 billion, which represents approximately 5% of total loans. This segment of our portfolio includes $273.1 million in credit card loans and approximately $640.8 million in commercial loans to borrowers that are primarily in the manufacturing, insurance, financial services, utilities, and religious organization sectors.
Provision for Loan Losses and Allowance for Loan Losses
Despite credit standards, internal controls, and a continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. The provision for loan losses is the charge to operating earnings necessary to maintain an adequate allowance for loan losses. Through the provision for loan losses, Synovus maintains an allowance for losses on loans that management believes is adequate to absorb probable losses inherent within the loan portfolio. However, future additions to the allowance may be necessary based on changes in economic conditions, as well as changes in assumptions regarding a borrower's ability to pay and/or collateral values. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review Synovus Bank's allowance for loan losses. Based on their judgments about information available to them at the time of their examination, such agencies may require Synovus Bank to recognize additions to its allowance for loan losses.
The allowance for loan losses is a significant estimate and is regularly evaluated by Synovus, including the Credit Risk Committee, for accuracy and consistency between the changes in the allowance for loan losses with the credit trends and credit events in the loan portfolio. The allowance for loan losses is determined based on an analysis which assesses the inherent risk for probable losses within the loan portfolio. Significant judgments and estimates are necessary in the determination of the allowance for loan losses, Significant judgments include, among others, loan risk ratings and classifications, the determination and measurement of impaired loans, the timing of loan charge-offs, the probability of loan defaults, the net loss exposure in event of loan defaults, qualitative loss factors, management's plans, if any, for disposition of certain loans as well as other qualitative considerations.
See the “Provision for Loan Losses and Allowance for Loan Losses” section of “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Report for a more detailed discussion of Synovus' provision for loan losses and allowance for loan losses.
Non-performing Assets and Past Due Loans
Non-performing assets consist of loans classified as non-accrual, impaired loans held for sale and real estate acquired through foreclosure. Synovus' management continuously monitors non-performing and past due loans to prevent further deterioration regarding the condition of these loans. In order to reduce non-performing asset levels, Synovus has aggressively disposed of non-performing assets over the last three years. While Synovus still has an elevated level of non-performing assets, Synovus' total non-performing assets at December 31, 2011 were at their lowest level in the last two years.
See the “Non-performing Assets and Past Due Loans” section of “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Report for a more detailed discussion of Synovus' non-performing assets and past due loans.
Investment Activities

Our investment securities portfolio consists principally of debt securities classified as available for sale. Investment securities available for sale provide Synovus with a source of liquidity and a relatively stable source of income. The investment securities portfolio also provides management with a tool to balance the interest rate risk of its loan and deposit portfolios.
Our investment strategy focuses on the use of the investment securities portfolio to manage the interest rate risk created by the inherent mismatch between the loan and deposit portfolios. Synovus also utilizes a significant portion of its investment portfolio to secure certain deposits and other liabilities requiring collateralization. At December 31, 2011, approximately $2.48 billion of these investment securities were pledged as required collateral for certain deposits, securities sold under repurchase agreements, payment network arrangements, and FHLB advances. As such, the investment securities are primarily GSE debentures and mortgage-backed securities issued by GSEs, all of which have a high degree of liquidity and limited credit risk. A mortgage-backed security depends on the underlying pool of mortgage loans to provide a cash flow pass-through of principal and interest. At December 31, 2011, all of the collateralized mortgage obligations and mortgage-backed pass-through securities held by Synovus were issued or backed by federal agencies.
Synovus also holds state and municipal securities and limited equity securities.
Funding Activities
Liquidity represents the extent to which Synovus has readily available sources of funding to meet the needs of depositors, borrowers, and creditors, to support asset growth, to maintain reserve requirements, and to otherwise sustain operations of Synovus and its subsidiary, Synovus Bank, at a reasonable cost on a timely basis and without adverse consequences. Deposits represent the largest source of funds for lending and investing activities. Scheduled payments, as well as prepayments, and maturities from our loan and investment portfolios also provide a stable source of funds. Additional funding sources which provide liquidity include FHLB bank advances, brokered deposits and other short-term borrowed funds, as well as through equity and debt issued through the capital markets, including our recent public offerings. Synovus' ALCO, operating under liquidity and funding policies approved by the Board of Directors, actively analyzes contractual and anticipated cash flows in order to properly manage Synovus' liquidity position. Following is a brief description of the various sources of funds used by Synovus. For further discussion relating to Synovus' funding sources, please refer to the sections titled “Deposits” and “Liquidity” under “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Report and Note 11, “Long-Term Debt and Short-Term Borrowings,” to the consolidated financial statements herein.
Deposits
Deposits provide the most significant funding source for Synovus' interest earning assets and remain a strength of Synovus' business. Deposits are attracted principally from clients within Synovus' retail branch network through the offering of a broad array of deposit products to individuals and businesses, including non-interest bearing demand deposit accounts, interest-bearing demand deposit accounts, savings accounts, money market deposit accounts, and time deposit accounts. Synovus also utilizes brokered deposits as a funding source in addition to deposits attracted through its retail branch network. Terms vary among deposit products with respect to commitment periods, minimum balances, and applicable fees. Interest paid on deposits represents the largest component of Synovus' interest expense. Interest rates offered on interest-bearing deposits are determined based on a number of factors, including, but not limited to, (1) interest rates offered in local markets by competitors, (2) current and expected economic conditions, (3) anticipated future interest rates, (4) the expected amount and timing of funding needs, and (5) the availability and cost of alternative funding sources. Client deposits are attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of the overall client relationship and provide opportunities to cross-sell other Synovus services.
See “Deposits” under “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Report for additional information on our deposits.
Borrowed Funds and Non-Deposit Liquidity
Synovus' ability to borrow funds from non-deposit sources provides additional flexibility in meeting the liquidity needs of Synovus. Synovus generates non-deposit liquidity through maturities and repayments of loans by customers and access to sources of funds other than deposits. Synovus Bank has the capacity to access funding through its membership in the FHLB. At December 31, 2011, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.
In addition to bank level liquidity management, Synovus must manage liquidity at the Parent Company level for various operating needs including capital infusions into subsidiaries, the servicing of debt, the payment of general corporate expenses, and the payment of dividends to shareholders. The primary source of liquidity for Synovus has historically consisted of dividends from its subsidiaries, including Synovus Bank, which is governed by certain rules and regulations of the GA DBF and the FDIC. During 2011, Synovus did not receive any dividends from Synovus Bank. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality and overall financial condition. Synovus may not receive dividends from Synovus Bank in 2012, which could adversely affect liquidity. See "Part I - Item 1. Business - Supervision, Regulation and Other Factors - Dividends." Synovus has historically enjoyed a solid reputation in the capital markets and in the past few years has relied on the capital markets to provide needed liquidity resources, including its public offerings completed in September 2009, May 2010 and February 2012. Despite the success of these recent public offerings, in light of the current regulatory environment, market conditions, Synovus' financial performance and related credit ratings, there can be no assurance that Synovus would be able to obtain additional new borrowings or issue additional equity on favorable terms, if at all. See “Part I - Item 1A. Risk Factors” and “Liquidity” under “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

Enterprise Risk Management
As a financial services organization, Synovus accepts a certain degree of risk with each business decision it makes. Risk management does not eliminate risk, but seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value. Understanding our risks and managing them appropriately can enhance our ability to make better decisions, deliver on objectives, and improve performance. A risk management framework has been established within Synovus, which begins with the Board of Directors, working primarily with the Audit Committee and the Risk Committee of the Board. The Audit Committee of the Board of Directors fulfills the overarching oversight role for the risk management process, including approval of risk tolerance levels and risk policies and limits. The Risk Committee assists the Audit Committee in overseeing and monitoring risks and fulfilling its oversight role for risk management, monitoring key and emerging risks and reviewing risk assessments. The Chief Risk Officer reports to the Chief Executive Officer and provides overall vision, direction and leadership regarding our enterprise risk management framework.
The risk management framework includes an Executive Risk Committee, chaired by the Chief Risk Officer that consists of all Synovus' corporate executive officers and the Senior Director of Enterprise Risk. The committee meets regularly to monitor Synovus' key and emerging risks and ensure that these risks are within acceptable tolerances. Senior management risk committees oversee the various risk types within the Company as shown below and provide minutes of activities and decisions to the Board of Directors. These committees are responsible for ensuring effective risk measurement and management in their respective areas of authority. The Chief Risk Officer is an active member of each of these management risk committees.

•	ALCO -Interest Rate/Market Risk and Liquidity Risk

•	Credit Risk Committee - Credit Risk

•	Regulatory Compliance Risk Committee - Compliance Risk

•	Operational Risk Committee - Operational Risk

•	Strategic Risk Committee - Reputation Risk, Litigation Risk, and Strategic Risk
Management believes that Synovus' primary risk exposures are credit, liquidity, operational, and regulatory compliance risk. Credit risk is risk of loss arising from our borrowers' or counterparties' inability to meet the financial terms of any contract with the Company, or other failure to perform as agreed. Liquidity risk arises from an inability of the Company to meet current or future obligations when they come due without incurring unacceptable losses. Operational risk arises from the potential that inadequate information systems, operational problems, inadequate or failed internal controls, human error, fraud or external events will result in unexpected losses. Compliance risk arises from nonconformance with laws, rules, and regulations that apply to the financial services industry and exposes the Company to monetary penalties, enforcement actions, or other sanctions.

ALCO
ALCO monitors Synovus' economic, competitive, and regulatory environment and is responsible for measuring, monitoring, and reporting on liquidity and funding risk, interest rate risk, and market risk and has the authority to create policies relative to these risks. ALCO, operating under liquidity and funding policies approved by the Board of Directors, actively analyzes contractual and anticipated cash flows in order to properly manage Synovus' liquidity position. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” and “Item 7A. - Quantitative and Qualitative Disclosures About Market Risk.” in this Report.

Credit Risk
The Company has established a credit risk management process with policies, controls and regular Board and management oversight. Credit risk management is guided by centralized credit policies that provide for a consistent and prudent approach to underwriting and approvals of credits. The Credit Risk Committee, chaired by the Chief Credit Officer, monitors credit management reports, establishes lending policies, limits, and guidance to better manage the loan function, and provides strategies to reduce the level of credit risk in the loan portfolio. The Credit Risk Committee oversees risk grade accuracy, credit servicing requirements, and loan concentration levels and manages risk in the execution of loan growth strategies.
The Regional Credit function reports to the Chief Risk Officer, providing independence from the line of business. Regional Credit manages credit activities within each region, underwriting borrowing relationships over certain dollar thresholds, jointly approving loans over the banking division's lending authority, and ensuring that loan administration processes for each banking division are sound and appropriate.
Synovus created MAD during 2011 to better execute aggressive resolution strategies for problem credits through workouts, modifications and asset dispositions, allowing lenders to focus on developing new relationships and expand existing relationships. MAD team members possess the specialized skill set to efficiently execute workouts and dispositions. This centralization of problem credits allows Synovus' commercial bankers to focus on lending and other growth opportunities.
Synovus has established the ALLL Oversight Council to review and approve the adequacy of the allowance and ALLL methodology. The ALLL Oversight Council includes the Chief Risk Officer, Chief Credit Officer, Chief Financial Officer, and Chief Accounting Officers and the Enterprise Risk Management Director and the Loan Review Director. The Council meets at least on a quarterly basis. The allowance adequacy and the ALLL methodology are reviewed by the Audit Committee of the Board of Directors on at least a quarterly basis.
During the fourth quarter of 2011, Synovus completed the implementation of a centralized Retail Lending Center where consumer loans are centrally processed, scored, and analyzed. This structure will simplify the control environment, drive efficiencies, and improve the overall customer experience.
Compliance Risk
Compliance laws, rules and standards generally cover matters such as observing proper standards of market conduct, managing conflicts of interest, treating customers fairly, and ensuring the suitability of customer advice. They also include basic prudential banking requirements and specific areas such as the prevention of money laundering and terrorist financing.
The Regulatory Compliance Risk Committee was formed to assist the Board and management in overseeing the management of overall compliance risk, development and implementation of policy, and ensuring that compliance issues are resolved effectively and expeditiously. The Committee is made up of senior management from the business lines, risk management, legal, human resources, and compliance functions and specifically provides oversight for the Corporate Compliance Policy and Programs, BSA/AML Policy and Programs, new and modified products and services and compliance examination exceptions throughout the Company. Written policies contain the principles to be followed by management and staff of the banking divisions, subsidiaries and business lines throughout the Company and explain and direct the processes by which risks are identified and managed. The individual policies guide the Company's compliance functions and provide for monitoring, training, and risk assessments.
Operational Risk
Synovus aims to avoid and reduce unexpected loss through judicious risk management by instilling a proactive and structured approach to operational risk management. The Operational Risk Committee is responsible for providing oversight of the operational risk function to ensure there are effective processes to assess, monitor and mitigate operational risk. Additionally, the Operational Risk Committee is the approval vehicle for the ORM Framework. Specific responsibilities include (1) providing a forum for addressing operational issues that require coordination and/or cooperation of multiple operational groups; (2) the identification and prioritization of operational risk initiatives; (3) the review of significant operational risk exposures and their conformance to Synovus' stated operational risk objectives; (4) assembling ad hoc committees to address key areas of operational risk identified by the committee and (5) annually reviewing the risk metrics for ongoing pertinence to the risk management framework.
Operational Risk Management is responsible for assessing systems and processes designed and implemented by management, promoting operating efficiency and encouraging compliance with laws, regulations and internal policies to ensure they are adequately designed, controlled and functioning effectively.
Business Units and Support Functions are accountable for ensuring that the Operational Risk Management Policy is properly communicated and understood within their respective organizational units. Business Units are also responsible for identifying and reporting operational risk trends that require resolution, participate in risk assessments, respond to changes in risk metrics and to implement corrective actions and new risk solutions (policies, technology, process change, personnel).
ORM has developed an array of program tools to assists business units in effectively managing operational risk. The program tools will ensure standardized implementation of the ORM Framework across the enterprise. ORM Program tools include Risk

Control Self-Assessment (RCSA), Issue Tracking, Loss Data Management and Incident Response.
Strategic Risk
The Strategic Risk Committee is charged with identifying key strategic risks which might threaten the strategic direction and/or long-term viability of Synovus, bringing those risks to the attention of the appropriate Synovus decision-making body, and verifying that Synovus puts in place activities designed to address those risks. This committee is made up of all members of executive management, who look beyond their functional areas of responsibility and take a holistic view of the organization and the environment in which it operates.
Competition
The financial services industry is highly competitive and could become more competitive as a result of recent and ongoing legislative, regulatory and technological changes, and continued consolidation and economic turmoil within the financial services industry. The ability of nonbanking financial institutions to provide services previously limited to commercial banks also has intensified competition. Our bank subsidiary and wholly-owned non-bank subsidiaries compete actively with national and state banks, savings and loan associations and credit unions and other nonbank financial institutions, including securities brokers and dealers, investment advisory firms, mortgage companies, insurance companies, trust companies, finance companies, leasing companies, mortgage companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other financial services. These competitors have been successful in developing products that are in direct competition with or are alternatives to the banking services offered by traditional banking institutions. Our ability to deliver strong financial performance will depend in part on our ability to expand the scope of, and effectively deliver, products and services, which will allow us to meet the changing needs of our customers.
As of December 31, 2011, we were the second largest bank holding company headquartered in Georgia, based on assets. Customers for financial services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. Although our market share varies in different markets, we believe that our community-focused relationship banking approach enables us to compete effectively with other banks and thrifts in their relevant market areas.
Employees
As of December 31, 2011, we had 5,224 employees compared to 6,109 employees at December 31, 2010.
Supervision, Regulation and Other Factors
Like all bank holding companies and financial holding companies, we are regulated extensively under federal and state law. In addition, Synovus Bank and certain of our non-bank subsidiaries are subject to regulation under federal and state law. The following discussion sets forth some of the elements of the bank regulatory framework applicable to us and certain of our subsidiaries. The regulatory framework is intended primarily for the protection of depositors and the Deposit Insurance Fund and not for the protection of security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.
General
Bank holding companies and financial holding companies are subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act. In addition, the GA DBF regulates holding companies that own Georgia-charted banks under the bank holding company laws of the State of Georgia. Synovus Bank, which is not a member of the Federal Reserve System, is subject to primary regulation and examination by the Federal Deposit Insurance Corporation, which we refer to as the FDIC, and by its state banking regulator, the GA DBF. Numerous other federal and state laws, as well as regulations promulgated by the Federal Reserve Board, the state banking regulator and the FDIC govern almost all aspects of the operations of Synovus Bank. Synovus Trust Company, a subsidiary of Synovus Bank that provides trust services, is organized as a national bank and thus is subject to regulation and supervision by the Office of the Comptroller of the Currency. Various federal and state bodies regulate and supervise our non-bank subsidiaries including our brokerage, investment advisory, insurance agency and processing operations. These include, but are not limited to, the SEC, the Financial Industry Regulatory Authority, federal and state banking regulators and various state regulators of insurance and brokerage activities.
In addition, the Dodd-Frank Act, which is discussed in greater detail below, establishes the CFPB, a new federal agency with broad authority to regulate the offering and provision of consumer financial products. Rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act) transferred from the prudential regulators to the CFPB on July 21, 2011. The CFPB will have the authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets for compliance with federal consumer laws will remain largely with those institutions' primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB will also have regulatory and examination authority over certain nonbank institutions that offer consumer financial products. The Dodd-Frank Act identifies a number of covered nonbank financial institution, and also authorizes the CFPB to identify additional institutions that will be subject to its jurisdiction.
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
•factoring accounts receivable;
•making, acquiring, brokering or servicing loans and usual related activities;
•leasing personal or real property;
•operating a non-bank depository institution, such as a savings association;
•performing trust company functions;
•providing financial and investment advisory activities;
•conducting discount securities brokerage activities;
•underwriting and dealing in government obligations and money market instruments;
•providing specified management consulting and counseling activities;
•performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transaction;
•performing selected insurance underwriting activities;

•	providing certain community development activities (such as making investments in projects designed primarily to promote community welfare); and
•issuing and selling money orders and similar consumer-type payment instruments.
The Federal Reserve Board has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.
Under the Bank Holding Company Act, a bank holding company may file an election with the Federal Reserve Board to be treated as a financial holding company and engage in an expanded list of financial activities. The election must be accompanied by a certification that the company's insured depository institution subsidiary is “well capitalized” and “well managed.” Additionally, the Community Reinvestment Act of 1977 rating of the bank holding company's subsidiary bank(s) must be satisfactory or better. We have made such an election and are treated as a financial holding company. As such, we may engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies. If our banking subsidiary ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary. In addition, if our banking subsidiary receives a rating of less than satisfactory under the Community Reinvestment Act, we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, including those described above, the company must enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary bank or the company may discontinue or divest investments in companies engaged in, activities permissible only for a bank holding company that has elected to be treated as a financial holding company.

Actions by Federal and State Regulators
Like all bank and financial holding companies, we are regulated extensively under federal and state law. Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, state banking regulators, the Federal Reserve, and separately the FDIC as the insurer of bank deposits, have the authority to compel or restrict certain actions on our part if they determine that we have insufficient capital or other resources, or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, our bank regulators can require us to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which we would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.
As a result of losses that we have incurred to date and our high level of credit losses and non-performing assets, we entered into a memorandum of understanding with the Federal Reserve Bank of Atlanta and the Georgia Commissioner, pursuant to which we agreed to implement plans that are intended to, among other things, minimize credit losses and reduce the amount of our distressed assets, limit and manage our concentrations in commercial loans, improve our credit risk management and related policies and procedures, address liquidity management and current and future capital requirements, strengthen enterprise risk management practices, and provide for succession planning for key corporate and regional management positions and our board of directors. The memorandum of understanding also requires that we inform and consult with the Federal Reserve Board prior to declaring and paying any future dividends, and obtain the prior approval of the Federal Reserve Bank of Atlanta and the Georgia Commissioner prior to increasing the quarterly cash dividend on our Common Stock above $0.01 per share.
In addition, Synovus Bank is presently subject to a memorandum of understanding with the Georgia Commissioner and the FDIC that is substantially similar in substance and scope to the holding company memorandum of understanding described above. The bank memorandum of understanding also requires that Synovus Bank obtain approval from the Georgia Commissioner and the FDIC prior to paying any cash dividends to Synovus and provides that, as a result of our Charter Consolidation, we will take all necessary steps to avoid customer confusion as a result of our proposed use of trade names at our various bank branches and to update our long-term strategic plan to reflect the Charter Consolidation and the various actions we have otherwise agreed to implement under the memorandum of understanding. Also, as a result of recent compliance exams, Synovus Bank entered into an informal written agreement with the FDIC relating to certain compliance matters. Under this agreement, Synovus Bank is required to implement written action plans, policies and procedures to address and remediate identified compliance concerns and furnish written quarterly progress reports to the FDIC.
If we are unable to comply with the terms of our current supervisory agreements, or if we become subject to and are unable to comply with the terms of any future regulatory actions or directives, supervisory agreements, or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including consent orders, prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our Common Stock and Series A Preferred Stock. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such supervisory action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our Common Stock. See “Part I - Item 1A. Risk Factors - We presently are subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our Common Stock.”
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
Under the Federal Reserve Board guidance reissued on February 24, 2009 the Federal Reserve may restrict our ability to pay dividends on any class of capital stock or any other Tier 1 capital instrument if we are not deemed to have a strong capital position. In addition, we may have to reduce or eliminate dividends if:

•	our net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

•	our prospective rate of earnings retention is not consistent with the holding company's capital needs and overall current and prospective financial condition; or

•	we will not meet, or are in danger of not meeting, the minimum regulatory capital adequacy ratios.
On November 17, 2010, the Federal Reserve Board issued further guidance noting, among other things, that bank holding companies should consult with the Federal Reserve before taking any actions that could result in a diminished capital bases, including increasing dividends.
As a result of the memorandum of understanding described above and in “Item A. Risk Factors - We are presently subject to, and in the future may become subject to additional, supervisory actions and/or enhanced regulation that could have a material negative effect on our business, operating flexibility, financial condition and the value of our Common Stock” in this Report, we are required to inform the Federal Reserve Board in advance of declaring or paying any future dividends, and the Federal Reserve Board could decide at any time that paying any dividends on our Common Stock or Series A Preferred Stock could be an unsafe or unsound banking practice. In the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has in some cases discouraged payment unless both asset quality and capital are very strong. In addition, pursuant to the terms of the Synovus Bank memorandum of understanding, Synovus Bank cannot pay any cash dividends without the approval of the FDIC and the Georgia Commissioner. Additionally, we are subject to contractual restrictions that limit our ability to pay dividends if there is an event of default under such contract.
The primary sources of funds for our payment of dividends to our shareholders are cash on hand and dividends from our bank and non-bank subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends that Synovus Bank and our non-banking subsidiaries may pay. Synovus Bank is a Georgia bank. Under the regulations of the GA DBF, a Georgia bank must have approval of the GA DBF to pay cash dividends if, at the time of such payment:

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
In addition, the Georgia Financial Institutions Code currently contains restrictions on the ability of a Georgia bank to pay dividends other than from retained earnings. A bill to amend this restriction is pending before the Georgia legislature and is expected to be signed into law during the 2012 legislative session. If the law is not amended, we will be unable to obtain any dividends from Synovus Bank until such time as Synovus Bank has sufficient positive retained earnings.

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
See “Dividends” under “Part II - Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities - Dividends” and “Parent Company” under “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
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
Tier 1 Capital consists principally of shareholders' equity less any amounts of goodwill, other intangible assets, non-financial equity investments, and other items that are required to be deducted by the Federal Reserve Board. Tier 2 Capital consists principally of perpetual and trust preferred stock that is not eligible to be included as Tier 1 Capital, term subordinated debt, intermediate-term preferred stock and, subject to limitations, general allowances for loan and lease losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics. Average assets for this purpose do not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier 1 Capital.
This regulatory capital framework is expected to change in important respects as a result of the Dodd-Frank Act and a separate, international regulatory capital initiative known as “Basel III.” In particular, the Dodd-Frank Act eliminates Tier 1 capital treatment for most trust preferred securities after a three-year phase-in period that begins January 1, 2013. Furthermore, the current risk-based capital guidelines that apply to Synovus and its subsidiary bank are based upon the 1988 capital accord of the BCBS, a committee of central banks and bank supervisors. The Basel I standards to which U.S. banks and bank and financial holding companies are subject were implemented by the Federal Reserve. In 2008, the Federal Reserve began to phase-in capital standards based on the BCBS' second capital accord, referred to as Basel II, for large or “core” international banks (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements. In December 2010, BCBS finalized new regulatory capital standards, known as Basel III. These standards, which are aimed at capital reform, seek to further strengthen financial institutions' capital positions by mandating a higher minimum level of common equity to be held, along with a capital conservation buffer to withstand future periods of stress. The Basel III regime does not supplant Basel II, however. The Basel II requirements focus on the appropriate allocation of capital to bank assets based on credit risk. Basel III addresses the quality of capital and introduces new capital requirements but does not purport to overrule the credit risk-based standards of Basel II. In addition, reflecting the importance that regulators place on managing capital and other risks, on June 16, 2011, the banking agencies also issued proposed guidance on stress testing for banking organizations with more than $10 billion in total consolidated assets; this proposed guidance outlines four “high-level” principles for stress testing practices that should be a part of a banking organization's stress-testing framework. Specifically, the guidance calls for the framework to (i) include activities and exercises that are tailored to the activities of the organization; (ii) employ multiple conceptually sound activities and approaches; (iii) be forward-looking and flexible; and (iv) be clear, actionable, well-supported, and used in the decision-making process. Moreover, the federal bank regulators have issued a series of guidance and rulemakings applicable to “large banks.” While many of these do not currently apply us due to our asset size, these issuances could impact industry capital standards and practices in many, potentially unforeseeable ways.
As of December 31, 2011, our Tier 1 common equity is in excess of the minimum common equity and additional conservation buffer stipulated by these newly proposed requirements. Regardless, complying with these new capital requirements will likely affect our operations, and the extent to which we will be affected will be known with more certainty once additional clarity is provided on the underlying details of these new requirements. These new requirements have been endorsed by the U.S. banking regulators, but have not yet been translated by the regulators into official regulation for U.S. financial institutions. It is anticipated that the regulators will adopt new regulatory capital requirements similar to those proposed by the BCBS, and the new requirements are anticipated to be phased-in for U.S. financial institutions beginning in 2013. It is widely anticipated that the capital requirements for most bank and financial holding companies, as well as for most insured depository institutions, will increase, although the nature and amounts of the increase have not yet been specified.
See "Part I - Item 1A. Risk Factors - If economic conditions worsen or regulatory capital rules are modified, we may be required to undertake additional strategic initiatives to improve our capital position."

Synovus Bank's Capital Requirements
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

Capital Ratios
Certain regulatory capital ratios for Synovus and Synovus Bank as of December 31, 2011 are shown in the following table.

Table 5 – Capital Ratios as of December 31, 2011
	Regulatory Minimums	Regulatory Minimums to be Well- Capitalized	Synovus	Synovus Bank
Tier 1 capital ratio	4.0%	6.0%	12.94%	13.87%
Total risk-based capital ratio	8.0	10.0	16.49	15.14
Leverage ratio	4.0	5.0	10.08	10.82
Synovus Bank is a party to a memorandum of understanding with the FDIC and the GA DBF and has agreed to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulation as follows: Tier 1 capital to total average assets (leverage ratio) - 8% and total capital to risk-weighted assets (total risk-based capital ratio) - 10%. See “Part I - Item 1A. Risk Factors - We presently are subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our Common Stock” of this Report.
See Note 14 of Notes to Consolidated Financial Statements in this Report and “Part II - Item 7. Management's Discussion and Analysis of Financial Condition of Results of Operations - Capital Resources” of this Report for additional information on the calculation of capital ratios for Synovus and Synovus Bank.

Prompt Corrective Action for Undercapitalization
The Federal Deposit Insurance Corporation Improvement Act established a system of prompt corrective action to resolve the problems of undercapitalized insured depository institutions. Under this system, the federal banking regulators are required to rate insured depository institutions on the basis of five capital categories as described below. The federal banking regulators are also required to take mandatory supervisory actions and are authorized to take other discretionary actions, with respect to insured depository institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the insured depository institution is assigned. Generally, subject to a narrow exception, the Federal Deposit Insurance Corporation Improvement Act requires the banking regulator to appoint a receiver or conservator for an insured depository institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. Under the regulations, all insured depository institutions are assigned to one of the following capital categories:

•
Well Capitalized - The insured depository institution exceeds the required minimum level for each relevant capital measure. A well capitalized insured depository institution is one (1) having a total risk-based capital ratio of 10 percent or greater, (2) having a Tier 1 risk-based capital ratio of 6 percent or greater, (3) having a leverage capital ratio of 5 percent or greater, and (4) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•
Adequately Capitalized - The insured depository institution meets the required minimum level for each relevant capital measure. An adequately capitalized insured depository institution is one (1) having a total risk-based capital ratio of 8 percent or greater, (2) having a Tier 1 risk-based capital ratio of 4 percent or greater, and (3) having a leverage capital ratio of 4 percent or greater, or a leverage capital ratio of 3 percent or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system; and (4) failing to meet the definition of a well capitalized bank.

•
Undercapitalized - The insured depository institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized insured depository institution is one (1) having a total risk-based capital ratio of less than 8 percent, (2) having a Tier 1 risk-based capital ratio of less than 4 percent, or (3) a leverage capital ratio of less than 4 percent, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3 percent.

•
Significantly Undercapitalized - The insured depository institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized insured depository institution is one (1) having a total risk-based capital ratio of less than 6 percent, (2) a Tier 1 risk-based capital ratio of less than 3 percent, or (3) a leverage capital ratio of less than 3 percent.

•
Critically Undercapitalized - The insured depository institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2 percent.

The regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines after notice and opportunity for hearing or response that the institution (1) is in an unsafe or unsound condition or (2)  has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. Supervisory actions by the appropriate federal banking regulator depend upon an institution's classification within the five categories. Our management believes that we and our bank subsidiary have the requisite capital levels to qualify as well capitalized institutions under the Federal Deposit Insurance Corporation Improvement Act regulations. See Note 14 of Notes to Consolidated Financial Statements in “Part II - Item 8” of this Report.
If an institution fails to remain well-capitalized, it will be subject to a variety of enforcement remedies that increase as the capital condition worsens. For instance, the Federal Deposit Insurance Corporation Improvement Act generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized as a result. See “- Dividends.” Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution's holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
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

Deposit Insurance and Assessments
Deposits at our bank are insured by the DIF as administered by the FDIC, up to the applicable limits established by law. The Dodd-Frank Act amended the statutory regime governing the DIF. Among other things, the Dodd-Frank Act established a minimum designated reserve ratio (“DRR”) of 1.35 percent of estimated insured deposits, required that the fund reserve ratio reach 1.35 percent by September 30, 2020 and directed the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the Dodd-Frank Act requires the assessment base to be an amount equal to the average consolidated total assets of the insured depository institution during the assessment period, minus the sum of the average tangible equity of the insured depository institution during the assessment period and an amount the FDIC determines is necessary to establish assessments consistent with the risk-based assessment system found in the Federal Deposit Insurance Act.
In December of 2010, the FDIC adopted a final rule setting the DRR at 2.0 percent. Furthermore, on February 7, 2011, the FDIC issued a final rule changing its assessment system from one based on domestic deposits to one based on the average consolidated total assets of a bank minus its average tangible equity during each quarter. The February 7, 2011 final rule modifies two adjustments added to the risk-based pricing system in 2009 (an unsecured debt adjustment and a brokered deposit adjustment), discontinues a third adjustment added in 2009 (the secured liability adjustment), and adds an adjustment for long-term debt held by an insured depository institution where the debt is issued by another insured depository institution. Under the February 7, 2011 final rule, the total base assessment rates will vary depending on the DIF reserve ratio. For example, for banks in the best risk category, the total base assessment rates will be between 2.5 and 9 basis points when the DIF reserve ratio is below 1.15 percent, between 1.5 and 7 basis points when the DIF reserve ratio is between 1.15 percent and 2 percent, between 1 and 6 basis points when the DIF reserve ratio is between 2 percent and 2.5 percent and between 0.5 and 5 basis points when the DIF reserve ratio is 2.5 percent or higher.
In addition, the FDIC collects FICO deposit assessments, which is calculated off of the new assessment base established by the Dodd-Frank Act. FICO assessments are set quarterly, and in 2011 ranged from 1.020 (annual) basis points in the first quarter to .680 (annual) basis points in the second, third and fourth quarters. Synovus Bank pays the deposit insurance assessment, less offset available by means of prepaid assessment credits, and pays the quarterly FICO assessments.
The Dodd-Frank Act provides temporary, unlimited deposit insurance for all noninterest-bearing transaction accounts. In January 2011, the FDIC issued final rules implementing this provision of the Dodd-Frank Act by including IOLTA accounts within the definition of a noninterest-bearing transaction account. Per the FDIC's final rules, all funds held in IOLTA accounts, together with all other noninterest-bearing transaction account deposits, are fully insured, without limit, from December 31, 2010, through December 31, 2012. See “Part I - Item 1A. Risk Factors - Regulation of the financial services industry continues to undergo major changes, and future legislation could increase our cost of doing business or harm our competitive position."
On November 12, 2009, the FDIC imposed a requirement on all financial institutions to prepay three years of FDIC insurance premiums. On December 30, 2009, Synovus prepaid $188.9 million of FDIC insurance premiums for the next three years. On December 31, 2011, Synovus' prepaid FDIC insurance premiums totaled approximately $76.6 million.
With respect to brokered deposits, an insured depository institution must be well-capitalized in order to accept, renew or roll over such deposits without FDIC clearance. An adequately capitalized insured depository institution must obtain a waiver from the FDIC in order to accept, renew or roll over brokered deposits. Undercapitalized insured depository institutions generally may not accept, renew or roll over brokered deposits. See the “Deposits” section of “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

Dodd-Frank Act; Future Changes to Legal Framework
On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which will substantially change the regulatory framework under which we operate over the next several years. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies. Among the provisions that may affect the operations of Synovus or Synovus Bank are the following:

•	Creation of the CFPB with centralized authority, including examination and enforcement authority, for consumer protection in the banking industry.

•	New limitations on federal preemption.

•
New prohibitions and restrictions on the ability of a banking entity and nonbank financial company to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund.

•	Application of new regulatory capital requirements, including changes to leverage and risk-based capital standards and changes to the components of permissible tiered capital.

•	Requirement that the company and its subsidiary bank be well capitalized and well managed in order to engage in activities permitted for financial holding companies.

•	Changes to the assessment base for deposit insurance premiums.

•	Permanently raising the FDIC's standard maximum insurance amount to $250,000 and, through December 31, 2012, providing unlimited insurance coverage for noninterest-bearing demand transaction accounts.

•	Repeal of the prohibition on the payment of interest on demand deposits, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•
Restrictions on compensation, including a prohibition on incentive-based compensation arrangements that encourage inappropriate risk by taking covered financial institutions and are deemed to be excessive, or that may lead to material losses.

•	Requirement that sponsors of asset-backed securities retain a percentage of the credit risk underlying the securities.

•
Requirement that banking regulators remove references to and requirements of reliance upon credit ratings from their regulations and replace them with appropriate alternatives for evaluating creditworthiness.

Some of these and other major changes, such as the planned expiration of the unlimited insurance coverage for noninterest-bearing demand transaction accounts at December 31, 2012, could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. Many of these provisions became effective upon enactment of the Dodd-Frank Act, while others are subject to further study, rule-making, and the discretion of regulatory bodies. In light of these significant changes and the discretion afforded to federal regulators, we cannot fully predict the effect that compliance with the Dodd-Frank Act or any implementing regulations will have on Synovus' businesses or its ability to pursue future business opportunities. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect Synovus' business, financial condition or results of operations. See “Part 1 - Item 1A. Risk Factors - Regulation of the financial services industry is undergoing major changes, and future legislation could increase our cost of doing business or harm our competitive position” of this Report.
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

•
the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

In addition, there are a number of significant consumer protection standards that apply to functional areas of operation (rather than applying only to loan or deposit products). For example, in June 2010, the Federal Reserve issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The Federal Reserve and FDIC also recently enacted consumer protection regulations related to automated overdraft payment programs offered by financial institutions. The FDIC has also issued rules aimed at protecting consumer in connection with retail foreign exchange transactions. In addition, the Federal Reserve has been actively revising Regulation E, which governs electronic transactions, including a recent proposal governing remittance transfer transactions. Among the finalized changes made to Regulation E, is the

November 2009 amendment, which prohibits financial institutions, including Synovus Bank, from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Regulation E amendments also require financial institutions to provide consumers with a notice that explains the financial institution's overdraft services, including the fees associated with the service and the consumer's choices. The amendments to Regulation E became effective on August 1, 2010.
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
Many of the foregoing laws and regulations are subject to change resulting from the provisions in the Dodd-Frank Act, which in many cases calls for revisions to implementing regulations. In addition, oversight responsibilities of these and other consumer protection laws and regulations transferred from the bank's primary regulator to the CFPB. The CFPB is in the process of republishing the transferred regulations in a new section of the Code of Federal Regulations but has not yet made substantive changes to these rules. It is anticipated that the CFPB will be making substantive changes to a number of consumer protection regulations and associated disclosures in the near term. We cannot predict the effect that being regulated by a new, additional regulatory authority focused on consumer financial protection, or any new implementing regulations or revisions to existing regulations that may result from the establishment of this new authority, will have on Synovus' businesses. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect Synovus' business, financial condition or results of operations. See “Part 1 - Item 1A. Risk Factors - Regulation of the financial services industry is undergoing major changes, and future legislation could increase our cost of doing business or harm our competitive position” of this Report.
In addition, Synovus Bank may also be subject to certain state laws and regulations designed to protect consumers.

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
The USA PATRIOT Act amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. The statute also creates enhanced information collection tools and enforcement mechanics for the U.S. government, including: (1) requiring standards for verifying customer identification at account opening; (2) promulgating rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (3) requiring reports by nonfinancial trades and businesses filed with the Treasury's Financial Crimes Enforcement Network for transactions exceeding $10,000; and (4) mandating the filing of suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations. The statute also requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.
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

Commitments to Synovus Bank

Under the Federal Reserve Board's policy, we are expected to serve as a source of financial strength to Synovus Bank and to commit resources to support Synovus Bank in circumstances when we might not do so absent such policy. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary. Further, the Federal Reserve Board has discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that any such divestiture may aid the depository institution's financial condition. In addition, any capital loans by us to Synovus Bank would be subordinate in right of payment to depositors and to certain other indebtedness of the bank. Notably, the Dodd-Frank Act codified the Federal Reserve's “source of strength” doctrine; this statutory change became effective July 21, 2011. In addition to the foregoing requirements, the Dodd-Frank Act's new provisions authorize the Federal Reserve to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company's compliance with these obligations. As of the date of this Report, the Federal Reserve and other federal banking regulators have not yet issued rules implementing this requirement, which are scheduled to be issued by July 21, 2012.
If we were to enter bankruptcy or become subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by us to a federal bank regulatory agency to maintain the capital of Synovus Bank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment. In addition, the FDIC provides that any insured depository institution generally will be liable for any loss incurred by the FDIC in connection with the default of, or any assistance provided by the FDIC to, a commonly controlled insured depository institution. Synovus Bank is an FDIC-insured depository institution and thus subject to these requirements.

Transactions with Affiliates and Insiders
A variety of legal limitations restrict our subsidiary bank from lending or otherwise supplying funds or in some cases transacting business with us or our non-bank subsidiaries. Synovus Bank is subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A places limits on the amount of “covered transactions,” which include loans or extensions of credit to, investments in or certain other transactions with, affiliates as well as the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited to 10 percent of the bank's capital and surplus for any one affiliate and 20 percent for all affiliates. Furthermore, within the foregoing limitations as to amount, certain covered transaction must meet specified collateral requirements ranging from 100 to 130 percent. Also, the bank is prohibited from purchasing low quality assets from any of its affiliates. Section 608 of the Dodd-Frank Act broadens the definition of “covered transactions” to include derivative transactions and the borrowing or lending of securities if the transaction will cause a bank to have credit exposure to an affiliate. The revised definition also includes the acceptance of debt obligations of an affiliate as collateral for a loan or extension of credit to a third-party. Furthermore, reverse repurchase transactions will be viewed as extensions of credit (instead of asset purchases) and thus become subject to collateral requirements. These expanded definitions take effect on July 21, 2012.
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
Banks are also subject to quantitative restrictions on extensions of credit to executive officers, directors, principal shareholders, and their related interests. In general, such extensions of credit (1) may not exceed certain dollar limitations, (2) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (3) must not involve more than the normal risk of repayment or present other unfavorable features. Certain extensions of credit also require the approval of a bank's board of directors.

Regulatory Examinations
Federal and state banking agencies require us and our subsidiary bank to prepare annual reports on financial condition and to conduct an annual audit of financial affairs in compliance with minimum standards and procedures. Synovus Bank, and in some cases we and our nonbank affiliates, must undergo regular on-site examinations by the appropriate regulatory agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. The cost of examinations may be assessed against the examined institution as the agency deems necessary or appropriate.

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

•
total commercial real estate loans represent 300 percent or more of the institution's total capital, and the outstanding balance of the institution's commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 months.

In October 2009, the federal banking agencies issued additional guidance on commercial real estate lending that emphasizes these considerations.
In addition, the Dodd-Frank Act contains provisions that may impact our business by reducing the amount of our commercial real estate lending and increasing the cost of borrowing, including rules relating to risk retention of securitized assets. Section 941 of the Dodd-Frank Act requires, among other things, a loan originator or a securitizer of asset-backed securities to retain a percentage of the credit risk of securitized assets. The banking agencies have jointly issued a proposed rule to implement these requirements but have yet to issue final rules.

Branching
The Dodd-Frank Act substantially amended the legal framework that had previously governed interstate branching activities. Formerly, under the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994, a bank's ability to branch into a particular state was largely dependent upon whether the state “opted in” to de novo interstate branching. Many states did not “opt-in,” which resulted in branching restrictions in those states. The Dodd-Frank Act removed the “opt-in” concept and permits banks to engage in de novo branching outside of their home states, provided that the laws of the target state permit banks chartered in that state to branch within that state. Accordingly, de novo interstate branching by Synovus Bank is subject to these new standards. All branching in which Synovus Bank may engage remains subject to regulatory approval and adherence to applicable legal and regulatory requirements.

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

Privacy and Credit Reporting
Financial institutions are required to disclose their policies for collecting and protecting confidential customer information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties, with some exceptions, such as the processing of transactions requested by the consumer. Financial institutions generally may not disclose certain consumer or account information to any nonaffiliated third-party for use in telemarketing, direct mail marketing or other marketing. Federal and state banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information, and we are subject to such standards, as well as certain federal and state laws or standards for notifying consumers in the event of a security breach.
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

Enforcement Powers
Synovus Bank and its “institution-affiliated parties,” including management, employees, agents, independent contractors and consultants, such as attorneys and accountants and others who participate in the conduct of the institution's affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. Violations can include failure to timely file required reports, filing false or misleading information or submitting inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations and criminal penalties for some financial institution crimes may include imprisonment for 20 years. Regulators have flexibility to commence enforcement actions against institutions and institution-affiliated parties, and the FDIC has the authority to terminate deposit insurance. When issued by a banking agency, cease-and-desist and similar orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering agency. The federal banking agencies also may remove a director or officer from an insured depository institution (or bar them from the industry) if a violation is willful or reckless.
We have entered into a memorandum of understanding with the Federal Reserve Bank of Atlanta and the Georgia Commissioner, pursuant to which we agreed to implement plans that are intended to, among other things, minimize credit losses and reduce the amount of our distressed assets, limit and manage our concentrations in commercial real estate loans, improve our credit risk management and related policies and procedures, address liquidity management and current and future capital requirements, strengthen enterprise risk management practices, and provide for succession planning for key corporate and regional management positions. Additionally, Synovus Bank is presently subject to a memorandum of understanding with the Georgia Commissioner and the FDIC that is substantially similar in substance and scope to the holding company memorandum of understanding described above and, as a result of recent compliance exams, Synovus Bank has entered into an informal written agreement with the FDIC relating to certain compliance matters. See “Part I - Item 1A. Risk Factors - We are presently subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our Common Stock” of this Report.

Monetary Policy and Economic Controls
The earnings of Synovus Bank, and therefore our earnings, are affected by the policies of regulatory authorities, including the monetary policy of the Federal Reserve Board. An important function of the Federal Reserve Board is to promote orderly economic growth by influencing interest rates and the supply of money and credit. Among the methods that have been used to achieve this objective are open market operations in U.S. government securities, changes in the discount rate for bank borrowings, expanded access to funds for nonbanks and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits. Recently, in response to the financial crisis, the Federal Reserve Board has created several innovative programs to stabilize certain financial institutions and to ensure the availability of credit.
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

TARP Regulations
EESA and ARRA
Under the EESA, Congress has the ability to impose “after-the-fact” terms and conditions on participants in the CPP. As a participant in the CPP, we are subject to any such retroactive legislation. On February 10, 2009, the Treasury announced the Financial Stability Plan under the EESA (“the Financial Stability Plan”) which is intended to further stabilize financial institutions and stimulate lending across a broad range of economic sectors. On February 18, 2009, President Obama signed the ARRA, a broad economic stimulus package that included additional restrictions on, and potential additional regulation of, financial institutions.
On June 10, 2009, under the authority granted to it under ARRA and EESA, the Treasury issued an interim final rule under Section 111 of EESA, as amended by ARRA, regarding compensation and corporate governance restrictions that would be imposed on TARP recipients, effective June 15, 2009. As a TARP recipient with currently outstanding TARP obligations, we are subject to the compensation and corporate governance restrictions and requirements set forth in the interim final rule, which, among other things: (1) prohibit us from paying or accruing bonuses, retention awards or incentive compensation, except for certain long-term stock awards, to our senior executives and next 20 most highly compensated employees; (2) prohibit us from making severance payments to any of our senior executive officers or next five most highly compensated employees; (3) require us to conduct semi-annual risk assessments to assure that our compensation arrangements do not encourage “unnecessary and excessive risks” or the manipulation of earnings to increase compensation; (4) require us to recoup or “clawback” any bonus, retention award or incentive compensation paid by us to a senior executive officer or any of our next 20 most highly compensated employees, if the payment was based on financial statements or other performance criteria that are later found to be materially inaccurate; (5) prohibit us from providing tax gross-ups to any of our senior executive officers or next 20 most highly compensated employees; (6) require us to provide enhanced disclosure of perquisites, and the use and role of compensation consultants; (7) required us to adopt a corporate policy on luxury and excessive expenditures; (8) require our chief executive officer and chief financial officer to provide period certifications about our compensation practices and compliance with the interim final rule; (9) require us to provide enhanced disclosure of the relationship between our compensation plans and the risk posed by those plans; and (10) require us to provide an annual non-binding shareholder vote, or “say-on-pay” proposal, to approve the compensation of our executives, consistent with regulations promulgated by the SEC. On January 12, 2010, the SEC adopted final regulations setting forth the parameters for such say-on pay proposals for public company TARP participants. Notably, the Dodd-Frank Act contains separate requirements relating to compensation arrangement. Specifically, the Act requires banking regulators to issue regulations or guidelines to prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by providing excessive compensation or that may lead to material loss at certain financial institutions with $1 billion or more in assets. A proposed rule was published in the Federal Register on April 14, 2011, however, regulators have yet to issue final rules on the topic.
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

Capital Purchase Program
On October 14, 2008 the U.S. Treasury, or Treasury, announced that, pursuant to the Emergency Economic Stabilization Act, it was implementing a voluntary program known as the “Capital Purchase Program”, or “CPP”, pursuant to which eligible financial institutions could raise capital by selling preferred stock directly to the U.S. Government. The purpose of the Capital Purchase Program was to encourage U.S. financial institutions to build capital to, among other things, increase the flow of financing to U.S. businesses and consumers and support the U.S. economy, and was also intended to prevent additional failures of financial institutions. Synovus applied for the maximum investment available under the CPP (equal to 3% of risk-weighted assets), noting that this additional capital would be used to provide (1) strength against worse than expected economic conditions; (2) more flexibility in disposing of distressed assets to strengthen our balance sheet; (3) capacity to invest in our local economies through lending; (4) ability to work with homeowners in mortgage workouts; and (5) participation in government directed acquisitions of banks or assets, and, as permitted, opportunistic acquisition transactions. Our application to participate in the CPP was approved by Treasury on November 14, 2008.
On December 19, 2008, Synovus consummated the CPP investment and issued to Treasury 967,870 shares of Synovus' Series A Preferred Stock having a liquidation amount per share equal to $1,000, for a total price of $967,870,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. Synovus has timely paid all dividends on the Series A Preferred Stock. We may, at our option and with the consent of the FDIC, redeem, in whole or in part, the Series A Preferred Stock at the liquidation amount per share plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting. However, if we fail to pay dividends on the Series A Preferred Stock for an aggregate of six quarterly periods, whether or not consecutive, our number of authorized directors shall be increased by two and the holders of the Series A Preferred Stock shall have the right to elect two directors. In addition, the consent of the holders of 66  2/3% of the Series A Preferred Stock is required to authorize or create any stock ranking senior to the Series A Preferred Stock, for any amendment to our certificate of incorporation that adversely affects the rights or preferences of the holders of the Series A Preferred Stock and for consummation of certain business combinations.
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
A consequence of the Series A Preferred Stock purchase includes certain restrictions on executive compensation that could limit the tax deductibility of compensation we pay to executive management. See “- Supervision, Regulation and Other Factors - TARP Regulations” for a more detailed description of the compensation and corporate governance restrictions that are applicable to us and other CPP participants.
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
In addition, the public may read and copy any of the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, such as Synovus, that file electronically with the SEC. The address of that website is www.sec.gov.
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
The current and further deterioration in the residential construction and commercial development real estate markets may lead to increased non-performing assets in our loan portfolio and increased provision for loan losses for losses on loans, which could have a material adverse effect on our capital, financial condition and results of operations.
Since the third quarter of 2007, the residential construction and commercial development real estate markets have experienced a variety of difficulties and challenging economic conditions. Our non-performing assets were $1.12 billion at December 31, 2011, compared to $1.28 billion at December 31, 2010 and $1.83 billion at December 31, 2009. While recent economic data suggests that overall economic conditions are improving, if market conditions remain poor or further deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the fair value of our non-performing assets, the loss severities of loans in default, and the fair value of real estate owned. We also may realize additional losses in connection with our disposition of distressed assets. Poor economic conditions could result in decreased demand for residential housing, which, in turn, could adversely affect the development and construction efforts of residential real estate developers. Consequently, such economic downturns could adversely affect the ability of such residential real estate developer borrowers to repay these loans and the value of property used as collateral for such loans. A sustained weak economy could also result in higher levels of non-performing loans in other categories, such as commercial and industrial loans, which may result in additional losses. Management continually monitors market conditions and economic factors throughout our footprint for indications of change in other markets. If these economic conditions and market factors negatively and/or disproportionately affect some of our larger loans, then we could see a sharp increase in our total net-charge offs and also be required to significantly increase our allowance for loan losses. Any further increase in our non-performing assets and related increases in our provision for loan losses for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.
Our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expenses, which represents management's best estimate of probable credit losses that have been incurred within the existing portfolio of loans, as described under Note 7 of Notes to Consolidated Financial Statements in this Report and under “Critical Accounting Policies Allowance for Loan Losses” under “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Report. The allowance, in the judgment of management, is established to reserve for estimated loan losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, risk ratings, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.
Because the risk rating of the loans is inherently subjective and subject to changes in the borrower's credit risk profile, evolving local market conditions and other factors, it can be difficult for us to predict the effects that those factors will have on the classifications assigned to the loan portfolio, and thus difficult to anticipate the velocity or volume of the migration of loans through the classification process and effect on the level of the allowance for loan losses. Accordingly, we monitor our credit quality and our reserve requirements and use that as a basis for capital planning and other purposes. See “Liquidity” and “Capital Resources” under “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
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
In light of current market conditions, we regularly reassess the creditworthiness of our borrowers and the sufficiency of our allowance for loan losses. Our allowance for loan losses was $536.5 million, or 2.67% of total loans at December 31, 2011, compared to $703.5 million, or 3.26% of total loans at December 31, 2010. Future additions to the allowance may be necessary based on changes in economic assumptions as well as changes in assumptions regarding a borrower's ability to pay and/or collateral values. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review the allowance. Based on their judgments about information available to them at the time of their examination, such agencies may require Synovus to recognize additions to the allowance. We recorded a provision for loan losses during the year ended December 31, 2011 of $418.8 million compared to a $1.31 billion provision for loan losses for the year ended December 31, 2010, both of which are significantly higher than historical levels. We also charged-off approximately $585.5 million in loans, net of recoveries, during the year ended December 31, 2011, compared to $1.37 billion in loans, net of recoveries, during the year ended December 31, 2010, both of which were also significantly higher than in previous periods.
Even though our credit trends showed improvement during 2011 compared to the prior two years, we expect that our levels of non-performing assets will remain at elevated levels in the foreseeable future as the deterioration in the credit and real estate markets causes borrowers to default. Further, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, likely will be negatively affected by the downturn in the real estate market, and therefore may result in an inability to realize a full recovery in the event that a borrower defaults on a loan. In addition, as we execute our previously announced strategy to dispose of distressed assets, we will realize additional future losses if the proceeds we receive upon disposition of assets are less than the recorded carrying value of such assets. Any additional non-performing assets, loan charge-offs, increases in the provision for loan losses or any inability by us to realize the full value of underlying collateral in the event of a loan default, could negatively affect our business, financial condition, and results of operations and the price of our securities.

We will realize additional future losses if our levels of non-performing assets do not moderate and if the proceeds we receive upon liquidation of assets are less than the carrying value of such assets.
In 2009, we announced a strategy to aggressively dispose of non-performing assets. During 2011, we completed sales of approximately $702.5 million of distressed assets, and we sold approximately $1.2 billion of distressed assets in each of 2009 and 2010. We presently expect to continue our sales of distressed assets during 2012. The actual volume of future distressed asset sales could increase based on regulatory directives, the level of migration of performing loans to problem loan status, as well as opportunities to sell such assets, thus resulting in higher credit costs. Conversely, the continuing weakness in the residential and commercial real estate markets may negatively impact our ability to dispose of distressed assets, and may result in higher credit losses on sales of distressed assets. Non-performing assets are recorded on our financial statements at the estimated fair value, which considers management's plans for disposition. We will realize additional future losses if the proceeds we receive upon dispositions of assets are less than the recorded carrying value of such assets. If market conditions continue to decline, the magnitude of losses we may realize upon the disposition of non-performing assets may increase, which could materially adversely affect our business, financial condition and results of operations.
We may not realize the expected benefits from our 2010 strategic plan and our 2011 efficiency and growth initiatives.
In the second half of 2010 Synovus announced an update of its three-year strategic plan to address the challenges facing Synovus and define strategies for expense reduction, streamlining of processes and long-term growth initiatives. The plan's key strategic elements are focused on the following areas:

•	enhancing the sales and service approach for targeted customer segments;

•	aligning the cost structure with the current size of the organization; and

•	enhancing the customer experience by streamlining processes.
The plan's stated goals include significant declines in non-performing assets and potential problem loan levels, a further reduction in CRE loan concentration, and substantial growth in the C&I loan portfolio. The goals also include substantial cost reductions and capital ratios that exceed regulatory requirements and position Synovus favorably among its peers.
In January 2011, Synovus identified and announced a series of efficiency and growth initiatives implementing the updated strategic plan, including the following:

•	efficiency initiatives expected to generate an estimated $100 million in annual expense savings by the end of 2012;

•	enhancements to Synovus' Large Corporate Banking initiative; and

•	streamlining of processes and enhanced product offerings and technology to improve the customer experience and reduce operating inefficiencies.
In 2011, through execution of these initiatives, Synovus realized a $105.8 million, or 10.5%, reduction in total non-interest expense, and a $95.3 million or 11.7% reduction in core non-interest expense. However, the estimates and assumptions in the strategic plan and the related operating plan and restructuring of Synovus' cost base may or may not prove to be accurate in some respects, and there can be no assurance that Synovus will ultimately realize the full benefits of the strategic plan or be able to sustain the annual cost savings anticipated by the plan. In addition, Synovus is subject to various risks inherent in its business. These risks may cause the anticipated results from our strategic plan and cost-reduction initiatives to result in implementation charges beyond those currently contemplated or could result in some other unanticipated adverse impact. Furthermore, the implementation of these initiatives may have unintended impacts on Synovus' ability to attract and retain business and customers, while revenue enhancement ideas may not be successful in the marketplace or may result in unintended costs. Accordingly, we cannot guarantee that the anticipated long-term benefits from our strategic plan and cost reduction initiatives will be realized, and we may be unable to execute our business strategy and achieve our strategic and financial objectives.
If economic conditions worsen or regulatory capital rules are modified, we may be required to undertake additional strategic initiatives to improve our capital position.
During 2009 and 2010, Synovus executed a number of strategic capital initiatives to bolster our capital position against credit deterioration and to provide additional capital as Synovus pursued its aggressive asset disposition strategy. As of December 31, 2011, Synovus' Tier 1 capital ratio was 12.94%, its Tier 1 Common Equity Ratio was 8.49%, and Synovus and Synovus Bank were considered “well capitalized” under current regulatory standards. See “Part I - Item 1 - Business, Supervision, Regulation and Other Factors - Prompt Corrective Action” of this Report for a discussion of the definition of “well capitalized.” This regulatory capital framework is expected to change in important respects as a result of the Dodd-Frank Act and a separate, international regulatory capital initiative known as “Basel III.” In particular, the Dodd-Frank Act eliminates Tier 1 capital treatment for most trust preferred securities after a three-year phase-in period that begins January 1, 2013. Furthermore, in December 2010, BCBS finalized new regulatory capital standards, known as Basel III, which are aimed at capital reform, seek to further strengthen financial institutions' capital positions by mandating a higher minimum level of common equity to be held, along with a capital conservation buffer to withstand future periods of stress. At present, our Tier 1 common equity is in excess of the minimum common equity and additional conservation buffer stipulated by these newly proposed requirements. Regardless, complying with these new capital requirements will likely affect our operations, and the extent to which we will be affected will be known with more certainty once additional clarity is provided on the underlying details of these new requirements. These new requirements have been endorsed by the U.S. banking regulators, but have not yet been translated by the regulators into official regulation for U.S. financial institutions. It is anticipated that the regulators will adopt new regulatory capital requirements similar to those proposed by the BCBS and the new requirements are anticipated to be phased-in for U.S. financial institutions beginning in 2013. It is widely anticipated that the new capital requirements brought about by the implementation of the Dodd-Frank Act and Basel III for most bank and financial holding companies, as well as for most insured depository institutions, will increase, although the nature and amounts of the increase have not yet been specified.
In addition, reflecting the importance that regulators place on managing capital and other risks, on June 16, 2011, the banking agencies issued proposed guidance on stress testing for banking organizations with more than $10 billion in total consolidated assets; this proposed guidance outlines four “high-level” principles for stress testing practices that should be a part of a banking organization's stress-testing framework. Specifically, the guidance calls for the framework to (1) include activities and exercises that are tailored to the activities of the organization; (2) employ multiple conceptually sound activities and approaches; (3) be forward-looking and flexible; and (4) be clear, actionable, well-supported, and used in the decision-making process. Moreover, the federal bank regulators have issued a series of guidance and rulemakings applicable to “large banks.” While many of these do not currently apply us due to our asset size, these issuances could impact industry capital standards and practices in many, potentially unforeseeable ways.
Synovus continues to actively monitor economic conditions, evolving industry capital standards, and changes in regulatory standards and requirements, and engages in regular discussions with its regulators regarding capital at both Synovus and Synovus Bank. As part of its ongoing management of capital, Synovus will continue to identify, consider, and pursue additional strategic initiatives to bolster its capital position as deemed necessary, including strategies in connection with any future repayment of Synovus' obligations under the CPP. If economic conditions or other factors worsen to a materially greater degree than the assumptions underlying management's current internal assessment of our capital position or if minimum regulatory capital requirements for us or Synovus Bank increase as the result of legislative changes or informal or formal regulatory directives, then we would be required to pursue one or more additional capital improvement strategies, including, among others, balance sheet optimization strategies, asset sales, and/or the sale of securities to one or more third parties. Given the current economic and market conditions and our financial performance and related credit ratings, there can be no assurance that any such transactions will be available to us on favorable terms, if at all, or that we would be able to realize the anticipated benefits of such transactions. We also cannot predict the effect that these transactions would have on the market price of our Common Stock. In addition, if we issue additional equity securities in these transactions, including options, warrants, preferred stock or convertible securities, such newly issued securities could cause significant dilution to the holders of our Common Stock.
Further adverse changes in our credit rating could increase the cost of our funding from the capital markets.
During the past three years, our long-term debt has been downgraded to below investment grade by Moody's Investors Service, Standard and Poor's Ratings Services and Fitch Ratings. The ratings agencies regularly evaluate us and Synovus Bank, and their ratings of our long-term debt are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. In light of the continuing difficulties in the financial services industry and the housing and financial markets, there can be no assurance that we will not receive additional adverse changes in our ratings, which could adversely affect the cost and other terms upon which we are able to obtain funding and the way in which we are perceived in the capital markets. Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, could affect the market value and liquidity of our outstanding public indebtedness and increase our borrowing costs. We cannot predict whether existing customer relationships or opportunities for future relationships could be further affected by customers who choose to do business with a higher rated institution. We may be unable to access historical and alternative sources of liquidity, which could adversely affect our overall liquidity. Liquidity represents the extent to which we have readily available sources of funding needed to meet the needs of our depositors, borrowers and creditors; to support asset growth; fund deposit withdrawals; to maintain reserve requirements, and to otherwise sustain our operations and the operations of our subsidiary bank. For Synovus Bank, the primary source of liquidity is the growth and retention of deposits. In the current competitive environment, customer confidence is a critical element in growing and retaining deposits. In this regard, Synovus Bank's asset quality could play a larger role in the stability of the deposit base. In the event asset quality declines significantly from its current level, Synovus Bank's ability to grow and retain deposits could be diminished.
We must maintain adequate liquidity at the Parent Company level for various operating needs, including the servicing of debt, the payment of general corporate expenses, and the payment of dividends to shareholders. In addition to our ordinary course liquidity needs, current conditions in the public markets for bank holding companies, dividend payments on our Common Stock and Series A Preferred Stock, and capital needs of Synovus Bank during the financial crisis have put additional pressure on our liquidity. The primary source of liquidity at the holding company level is dividends from Synovus Bank. During 2011, Synovus did not receive any dividends from Synovus Bank. Synovus Bank is currently subject to a memorandum of understanding that prohibits it from paying any cash dividends to us without regulatory approval, and other GA DBF rules and related statutes contain additional restrictions on payments of dividends by Synovus Bank. See "Part I - Item 1. Business - Supervision, Regulatory and Other Factors - Dividends." Synovus may not receive dividends from Synovus Bank in 2012, which could adversely affect liquidity. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus' Bank's future profits, asset quality and overall financial condition. In addition to dividends from Synovus Bank, we have historically had access to a number of alternative sources of liquidity, including the capital markets, but there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all. If our access to these traditional and alternative sources of liquidity is diminished or only available on unfavorable terms and we continue to experience increased demand for liquidity at the holding company level then our overall liquidity and financial condition will be adversely affected.
We may be unable to pay dividends on our Common Stock.
Although we have historically paid a quarterly cash dividend to the holders of our Common Stock, holders of our Common Stock are not legally entitled to receive dividends. The reduction or elimination of dividends paid on our Common Stock could adversely affect the market price of our Common Stock. In addition, the Federal Reserve could decide at any time that paying any Common Stock dividends could be an unsafe or unsound banking practice. Any of these decisions could adversely affect the market price of our Common Stock. For a discussion of current regulatory limits on our ability to pay dividends above $0.01 per common share, see “Part I - Item 1 - Business - Supervision, Regulation and Other Factors - Dividends” and “- Risk Factors - We are presently subject to, and in the future may become subject to additional, supervisory actions and/or enhanced regulation that could have a material negative effect on our business, operating flexibility, financial condition and the value of our Common Stock” and “Part II - Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities - “Dividends” in this Report.
Our net interest income could be negatively affected by the lower level of short-term interest rates and a decrease in total loans.
Net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense that we pay on interest-bearing liabilities, is a major component of our income. Our net interest income is our primary source of revenue from our operations. The Federal Reserve reduced short-term interest rates on three occasions in 2007 by a total of 100 basis points, to 4.25%, and by another 400 basis points, to a range of 0% to 0.25%, during 2008. Interest rates during 2009, 2010 and 2011 have remained at the range of 0% to 0.25% as set by the Federal Reserve during 2008. A significant portion of our loans, including residential construction and development loans and other commercial loans, bear interest at variable rates. In addition, in order to compete for deposits in our primary market areas, we may offer more attractive interest rates to depositors, or we may have to pursue other sources of liquidity, such as wholesale funds.
Our total loans decreased to $20.08 billion as of December 31, 2011 compared to $21.59 billion as of December 31, 2010. A decrease in loans outstanding and lower realized yields on investment securities reduced our net interest income during the year ended December 31, 2011 and could cause additional pressure on net interest income in future periods. This reduction in net interest income also may be exacerbated by the high level of competition that we face in our primary market area. Any significant reduction in our net interest income could negatively affect our business and could have a material adverse impact on our capital, financial condition and results of operations.
Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results.
In managing our consolidated balance sheet, we depend on access to a variety of sources of funding to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our customers. Sources of funding available to us, and upon which we rely as regular components of our liquidity and funding management strategy, include borrowings from the FHLB and brokered deposits. See “Liquidity” and “Capital Resources” under “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Report. We also have historically enjoyed a solid reputation in the capital markets and have been able to raise funds in the form of either short- or long-term borrowings or equity issuances. If, due to market disruptions, perceptions about our credit ratings or other factors, we are unable to access the capital markets in the future, our capital resources and liquidity may be adversely affected.
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
We may not be able to generate sufficient cash to service all of our debt.
As of December 31, 2011, Synovus and its consolidated subsidiaries had $1.34 billion of long-term debt outstanding. In February 2012, we issued an additional $300 million of long-term debt and announced a tender offer for $206.8 million of our existing subordinated notes due in 2013. Our ability to make scheduled payments of principal and interest or to satisfy our obligations in respect of our debt, to refinance our debt or to fund capital expenditures will depend on our future operating performance. Prevailing economic conditions (including interest rates), regulatory constraints, including, among other things, on distributions to us from our subsidiaries and required capital levels with respect to certain of our banking and insurance subsidiaries, and financial, business and other factors, many of which are beyond our control, will also affect our ability to meet these needs. We may not be able to generate sufficient cash flows from operations, or obtain future borrowings in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We may not be able to refinance any of our debt when needed on commercially reasonable terms or at all.
Potential future losses will result in an additional valuation allowance for deferred tax assets. Recapture of the deferred tax asset balance (i.e., reversal of the valuation allowance) is subject to considerable judgment and could be adversely impacted by changes in future income tax rates.
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
Synovus expects to reverse substantially all of the valuation allowance for deferred tax assets once it has demonstrated a sustainable return to profitability. However, the reversal of the valuation allowance is subject to considerable judgment. Additionally, even after the recovery of the deferred tax asset balance under GAAP, which would immediately benefit GAAP capital and the tangible common equity ratio, there will remain limitations on the ability to include the deferred tax assets for regulatory capital purposes. See “Income Tax Expense” under “Part II - Item 7. Management's Discussion and Analysis of Operating Results and Financial Condition” of this Report.
The U.S. Administration is seeking to lower the current 35% corporate income tax rate. If the corporate income tax rate is lowered, it could adversely impact our ability to recover the deferred tax asset balance.
Issuances or sales of Common Stock or other equity securities could result in an “ownership change” as defined for U.S. federal income tax purposes. In the event an “ownership change” were to occur, our ability to fully utilize a significant portion of our U.S. federal and state tax net operating losses and certain built-in losses that have not been recognized for tax purposes could be impaired as a result of the operation of Section 382 of the Code.
Our ability to use certain realized net operating losses and unrealized built-in losses to offset future taxable income may be significantly limited if we experience an “ownership change” as defined by Section 382 of the Code. An ownership change under Section 382 generally occurs when a change in the aggregate percentage ownership of the stock of the corporation held by “five percent shareholders” increases by more than fifty percentage points over a rolling three year period. A corporation experiencing an ownership change generally is subject to an annual limitation on its utilization of pre-change losses and certain post-change recognized built-in losses equal to the value of the stock of the corporation immediately before the “ownership change,” multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation is increased each year to the extent that there is an unused limitation in a prior year. Since U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation also effectively provides a cap on the cumulative amount of pre-change losses and certain post-change recognized built-in losses that may be utilized. Pre-change losses and certain post-change recognized built in losses in excess of the cap are effectively unable to be used to reduce future taxable income. In some circumstances, issuances or sales of our stock (including any Common Stock or other equity issuances or debt-for-equity exchanges and certain transactions involving our stock that are outside of our control) could result in an “ownership change” under Section 382.
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
Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, state banking regulators, the Federal Reserve, and separately the FDIC as the insurer of bank deposits, each has the authority to compel or restrict certain actions on our part if any of them determine that we have insufficient capital or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. In addition to examinations for safety and soundness, Synovus and its subsidiaries also are subject to continuous examination by state and federal banking regulators, including the newly formed CFPB, for compliance with various laws and regulations, as well as consumer compliance initiatives. As a result of this regulatory oversight and examination process, our regulators can require us to enter into GA DBF informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which we could be required to take identified corrective actions to address cited concerns, or to refrain from taking certain actions.
We entered into a memorandum of understanding with the Federal Reserve Bank of Atlanta and the GA DBF pursuant to which we agreed to implement plans that are intended to, among other things, minimize credit losses and reduce the amount of our distressed assets, limit and manage our concentrations in commercial real estate loans, improve our credit risk management and related policies and procedures, address liquidity management and current and future capital requirements, strengthen enterprise risk management practices, and provide for succession planning for key corporate and regional management positions and our board of directors. The memorandum of understanding also requires that we inform and consult with the Federal Reserve Board prior to declaring and paying any future dividends, and obtain the prior approval of the Federal Reserve Bank of Atlanta and the GA DBF prior to increasing the quarterly cash dividend on our Common Stock above $0.01 per share.
Synovus Bank is also presently subject to a memorandum of understanding with the GA DBF and the FDIC that is substantially similar in substance and scope to the Synovus memorandum of understanding described above. The bank memorandum of understanding also requires that Synovus Bank obtain approval from the GA DBF and the FDIC prior to paying any cash dividends to Synovus and provides that, as a result of our Charter Consolidation, we will take all necessary steps to avoid customer confusion as a result of our proposed use of trade names at our various bank branches and to update our long-term strategic plan to reflect the Charter Consolidation and the various actions we have otherwise agreed to implement under the memorandum of understanding. In addition, as a result of recent compliance exams, Synovus Bank entered into an informal written agreement with the FDIC relating to certain compliance matters. Under this agreement, Synovus Bank is required to implement written action plans, policies and procedures to address and remediate identified compliance concerns and furnish written quarterly progress reports to the FDIC.
If we are unable to comply with the terms of our current supervisory agreements, or if we become subject to and are unable to comply with the terms of any future regulatory actions or directives, supervisory agreements, or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including consent orders, prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our Common Stock and Series A Preferred Stock. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such supervisory action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our Common Stock. See “Part I - Item 1. Business - Supervision, Regulation, and Other Factors” in this Report.
Recent legislative and regulatory initiatives applicable to financial institutions in general and TARP recipients in particular could adversely impact our ability to attract and retain key employees and pursue business opportunities and could put us at a competitive disadvantage compared to our competitors and damage our reputation if these competitors repay their TARP funds before us.
Our success depends upon the ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees from financial institutions and others. Until we repay the TARP funds, we are subject to additional, and possibly changing, regulatory scrutiny and restrictions regarding the compensation of certain executives and associates as established under TARP guidelines. The increased scrutiny and restrictions related to our compensation practices may adversely impact our ability to recruit, retain and motivate key employees, which in turn may impact our ability to pursue business opportunities and could otherwise materially adversely affect our businesses and results of operations. See “Item 1-Business-“Actions by Federal and State Regulators” and “-Supervision, Regulation and Other Factors” in this Report.
In addition to the guidelines on incentive and senior officer compensation under TARP, the Dodd-Frank Act provides for the implementation of a variety of corporate governance and compensation practices applicable to all public companies, including Synovus, which may impact certain of Synovus' executive officers and employees. These provisions include, but are not limited to, requiring companies to “claw back” incentive compensation under certain circumstances, provide shareholders the opportunity to cast a non-binding vote on executive compensation, to consider the independence of compensation advisors and new executive compensation disclosure requirements. The Dodd-Frank Act also requires banking regulators to issue regulations or guidelines to prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by providing excessive compensation or that may lead to material loss at certain financial institutions with $1 billion or more in assets. Such provisions with respect to compensation, in addition to other competitive pressures, may have an adverse effect on the ability of Synovus to attract and retain skilled personnel.
Further, in June 2010, the Federal Reserve, the Office of the Comptroller of the Currency, the Office of Thrift Supervision, and the FDIC jointly issued comprehensive final guidance designed to ensure that incentive compensation policies do not undermine the safety and soundness of banking organizations by encouraging employees to take imprudent risks. This regulation significantly restricts the amount, form, and context in which we pay incentive compensation.
These restrictions may put us at a competitive disadvantage compared to our competitors that have repaid all TARP funds before us, or who did not receive TARP funds, and with non-financial institutions in terms of attracting and retaining senior level employees. Furthermore, to the extent that our competitors repay their TARP funds before us, our reputation and the public perception of our financial condition may be negatively affected, which could adversely affect our stock price.
Regulation of the financial services industry continues to undergo major changes, and future legislation could increase our cost of doing business or harm our competitive position.
Between 2009 and 2011, many emergency government programs enacted in 2008 in response to the financial crisis and the recession slowed or wound down, and global regulatory and legislative focus has generally moved to a second phase of broader reform and a restructuring of financial institution regulation. On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which has, and will continue to substantially change the legal and regulatory framework under which we operate. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies. Among the provisions that may affect the operations of Synovus Bank or Synovus are the following:

•	Creation of the CFPB with centralized authority, including examination and enforcement authority, for consumer protection in the banking industry.

•	New limitations on federal preemption.

•
New prohibitions and restrictions on the ability of a banking entity and nonbank financial company to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund.

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

•
Permanently raising the FDIC's standard maximum deposit insurance amount to $250,000 limit for federal deposit insurance and provide unlimited insurance coverage for noninterest-bearing demand transaction accounts through 2012.

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

•	Requirement that sponsors of asset-backed securities retain a percentage of the credit risk of the assets underlying the securities.

•
Requirement that banking regulators remove references to and requirements of reliance upon credit ratings from their regulations and replace them with appropriate alternatives for evaluating credit worthiness.

Some of these and other major changes could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. For example, the provisions of the Dodd-Frank Act relating to debit card interchange fees have reduced our fee income. We may not be able to fully replace the revenue lost by this limitation. If the existing unlimited insurance coverage for noninterest-bearing demand transaction accounts is not extended past the current expiration date of December 31, 2012, we may see a run-off in certain noninterest-bearing demand deposits to the extent such deposits exceed the FDIC's $250,000 per depositor maximum insurance coverage limit, which may adversely impact our liquidity. Many of these provisions became effective upon enactment of the Dodd-Frank Act, while others are subject to further study, rule making, and the discretion of regulatory bodies. In light of these significant changes and the discretion afforded to federal regulators, we cannot fully predict the effect that compliance with the Dodd-Frank Act or any implementing regulations will have on Synovus' businesses or its ability to pursue future business opportunities. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect Synovus' business, financial condition or results of operations.
Certain other reform proposals under consideration, including new proposed regulatory capital requirements proposed by the BCBS under Basel III, could result in Synovus becoming subject to stricter capital requirements and leverage limits, and could also affect the scope, coverage, or calculation of capital, all of which could require us to reduce business levels or to raise capital, including in ways that may adversely impact our shareholders or creditors. See “Part I - Item 1. Business - Supervision, Regulation and Other Factors.” We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.
The financial services market is undergoing rapid technological changes, and we may be unable to effectively compete or may experience heightened cyber security risks as a result of these changes
The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and may enable us to reduce costs. Our future success may depend, in part, on our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations. Some of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations, may be adversely affected.
Synovus is under continuous threat of loss due to cyber-attacks especially as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. Two of the most significant cyber-attack risks that we face are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customer or our accounts. The attempts to breach sensitive customer data, such as account numbers and social security numbers, are less frequent but could present significant reputational, legal and/or regulatory costs to us if successful. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers.
We are subject to a variety of operational risks, including reputational risk, legal risk and regulatory and compliance risk, and the risk of fraud or theft by employees or outsiders, which may adversely affect our business and results of operations.
We are exposed to many types of operational risks, including reputational risk, legal and regulatory and compliance risk, the risk of fraud or theft by employees or outsiders, including e-fraud and cyber-attacks and unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. See “Part I - Item 1. Business - Enterprise Risk Management” of this Report. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action. Actual or alleged conduct by Synovus can result in negative public opinion about our other business. Negative public opinion could also affect our credit ratings, which are important to our access to unsecured wholesale borrowings.
Our business involves storing and processing sensitive consumer and business customer data. If personal, non-public, confidential or proprietary information of customers in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties. Furthermore, a cybersecurity breach could result in theft of such data.
Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that we (or our vendors') business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability of us to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition or results of operations, perhaps materially.
Our information systems may experience an interruption or security breach.
We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.
The costs and effects of litigation, investigations or similar matters involving us or other financial institutions or counterparties, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.
We may be involved from time to time in a variety of litigation, investigations, inquiries or similar matters arising out of our business, including those described in Note 22 to the Consolidated Financial Statements in Part II - Item 8 of this Report. Our insurance may not cover all claims that may be asserted against it and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all. We have exposure to many different industries and counterparties, and we routinely execute transactions with a variety of counterparties in the financial services industry. As a result, defaults by, or even rumors or concerns about, one or more financial institutions with which we do business, or the financial services industry generally, have led to market-wide liquidity problems in the past and could do so in the future and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral we hold cannot be sold at prices that are sufficient for us to recover the full amount of our exposure. Any such losses could materially and adversely affect our financial condition and results of operations.
We are named in several class action lawsuits and several related suits and inquiries, and if we are unable to resolve these matters favorably, then our business, operating results and financial condition would suffer.
We are named in several class action lawsuits and several related suits and inquiries including (1) a securities class action lawsuit alleging that misrepresentations or omissions in our securities filings artificially inflated our stock price in violation of the federal securities laws, (2) two derivative lawsuits based upon substantially the same allegations as the securities class action lawsuit, and (3) three separate class action lawsuits related to overdraft fees charged on debit cards. See “Part I. Item 3 - Legal Proceedings” and in Note 22 to the Consolidated Financial Statements in Part II - Item 8 in this Report. The plaintiffs in these lawsuits seek to recover damages in an unspecified amount and equitable and/or injunctive relief.
Synovus cannot predict the outcome of these or any other legal matters. For those legal matters where Synovus is able to estimate a range of reasonably possible losses. Synovus' management currently estimates the aggregate range of reasonably possible losses is from zero to $60 million. This estimated aggregate range is based upon information currently available to

Synovus, and the actual losses could prove to be higher (or lower). As there are further developments in these legal matters, Synovus will continually reassess these matters and the estimated range of reasonably possible losses may change as a result of this assessment. In addition, in the future, we may need to record litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could divert our management's attention and other resources away from our business.
Our stock price has been and is likely to be volatile and the value of your investment may decline.
The trading price of our Common Stock has been and is likely to be highly volatile and subject to wide fluctuations in price. The stock market in general, and the market for commercial banks and other financial services companies in particular, has experienced significant price and volume fluctuations that sometimes have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our Common Stock, regardless of our operating performance, and the value of your investment may decline. In addition, if the average closing price of our Common Stock is less than $1.00 over a consecutive 30 day trading period, we may become subject to delisting proceedings by the NYSE.
We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition.
Synovus Mortgage sells substantially all of the mortgage loans that it originates. While the loans are sold without recourse, the purchase agreements require Synovus Mortgage to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that loans sold were in breach of these representations or warranties, Synovus Mortgage has obligations to either repurchase the loan at the unpaid principal balance and related investor fees or make the purchaser whole for any economic losses associated with the loan. In addition, the Dodd-Frank Act contains provisions designed to address perceived deficiencies in the residential mortgage loan origination and underwriting process, in part by creating new documentation requirements and underwriting criteria and increasing the potential liability of Synovus and Synovus Mortgage to their customers if Synovus and Synovus Mortgage fail to take steps to ensure and document that each borrower has the capacity and the ability to repay their loans.
To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with loans originated from 2005 through 2008. From January 1, 2005 through December 31, 2011 Synovus Mortgage originated and sold approximately $6.24 billion of first lien GSE eligible mortgage loans and approximately $2.81 billion of first and second lien non-GSE eligible mortgage loans. The total expense pertaining to losses from repurchases of mortgage loans previously sold, including amounts accrued in accordance with ASC 450, was $4.1 million, $1.3 million, and $713 thousand for the years ended December 31, 2011, 2010, and 2009, respectively. The total accrued liability related mortgage repurchase claims was $3.3 million and $0.7 million, at December 31, 2011 and 2010, respectively. We cannot assure you that. in the current environment, Synovus Mortgage will not be required to repurchase substantially greater amounts of such mortgage loans, or make related indemnity payments to the purchasers of our mortgage loans. If the level of repurchases or indemnity demands becomes significant or Synovus Mortgage is alleged to be in non-compliance with the regulations under the Dodd-Frank Act, our results of operations may be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS
NONE.

ITEM 2. PROPERTIES
We and our subsidiaries own or lease all of the real property and/or buildings in which we operate business. All of such buildings are in a good state of repair and are appropriately designed for and are suitable for the purposes for which they are used.
We and our subsidiaries own 295 facilities encompassing approximately 2,556,211 square feet and lease from third parties 82 facilities encompassing approximately 830,107 square feet. The owned and leased facilities are primarily comprised of office space from which we conduct our business. The following table provides additional information with respect to our leased facilities:

Square Footage	Number of Locations	Average Square Footage
Under 3,000	19	1,783
3,000 – 9,999	39	5,046
10,000 – 18,999	7	13,251
19,000 – 30,000	12	23,975
Over 30,000	5	43,796
See Note 21 of Notes to Consolidated Financial Statements in “Part II – Item 8” of this Report.

ITEM 3. LEGAL PROCEEDINGS
Synovus and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Synovus and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries and investigations. Based on our current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, operating results or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations and financial condition. For additional information, see Note 22 - Legal Proceedings of Notes to Consolidated Financial Statements in “Part II - Item 8” of this Report, which Note is incorporated in this Item 3 by reference.

ITEM 4. MINE SAFETY DISCLOSURES

NOT APPLICABLE.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
Shares of our common stock are traded on the NYSE under the symbol “SNV.” On February 28, 2012, the closing price per share of our common stock as quoted, at the end of regular trading, on the NYSE was $2.06.
Market and Stock Price Information
Table 6 sets forth the high and low sales prices during the years ended December 31, 2011 and December 31, 2010 as reported on the NYSE.

Table 6 – Stock Price Information 2011	High	Low
Quarter ended December 31, 2011	$1.68	0.94
Quarter ended September 30, 2011	2.20	1.07
Quarter ended June 30, 2011	2.77	1.99
Quarter ended March 31, 2011	2.99	2.37
2010
Quarter ended December 31, 2010	$2.76	1.94
Quarter ended September 30, 2010	2.81	1.98
Quarter ended June 30, 2010	3.85	2.45
Quarter ended March 31, 2010	3.92	2.04
As of February 16, 2012, there were 792,254,596 shares of Synovus common stock issued and outstanding and 21,371 shareholders of record of Synovus common stock, some of which are holders in nominee name for the benefit of a number of different shareholders.
Dividends
Table 7 below sets forth information regarding dividends declared during the years ended December 31, 2011 and 2010.

Table 7 – Dividends	Date Paid	Per Share Amount
2011
Quarter ended December 31, 2011	January 3, 2012	$0.0100
Quarter ended September 30, 2011	October 3, 2011	0.0100
Quarter ended June 30, 2011	July 1, 2011	0.0100
Quarter ended March 31, 2011	April 1, 2011	0.0100

2010
Quarter ended December 31, 2011	January 3, 2011	$0.0100
Quarter ended September 30, 2011	October 1, 2010	0.0100
Quarter ended June 30, 2011	July 1, 2010	0.0100
Quarter ended March 31, 2011	April 1, 2010	0.0100

In addition to dividends paid on Synovus’ common stock, Synovus paid dividends of $48.4 million to the Treasury on its Series A Preferred Stock during each of 2011 and 2010. See “Part I – Item 1. Business – TARP Regulations – Capital Purchase Program” of this Report.
Synovus has historically paid a quarterly cash dividend to the holders of its common stock. Management closely monitors trends and developments in credit quality, liquidity (including dividends from subsidiaries, which are expected to be significantly lower than those received in previous years), financial markets and other economic trends, as well as regulatory requirements regarding the payment of dividends, all of which impact Synovus' capital position, and will continue to periodically review dividend levels to determine if they are appropriate in light of these factors and the restrictions on payment of dividends described below. In the current environment, regulatory restrictions may limit Synovus' ability to continue to pay dividends. Synovus must inform and consult with the Federal Reserve Board prior to declaring and paying any future dividends on its common and preferred stock, and the Federal Reserve Board could decide at any time that paying any dividends could be an unsafe or unsound banking practice. In addition, Synovus must obtain the prior approval of the Banking Commissioner of the State of Georgia prior to increasing the quarterly cash dividend on Synovus' common stock above the current level of $0.01 per share. See “Part I - Item 1. Business - Supervision, Regulation and Other Factors - Dividends,” and “Part I - Item 1A. Risk Factors - We presently are subject to, and in the future may become subject to additional supervisory actions and/or enhanced regulation that could have a material negative effect on Synovus' business, operating flexibility, financial condition, and the value of Synovus' common stock,” and “We may be unable to pay dividends on our common stock” of this Report.
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
Synovus' ability to pay dividends is partially dependent upon dividends and distributions that it receives from its bank and non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities. Dividends from subsidiaries in 2009, 2010, and 2011 were significantly lower than those received in previous years. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality and overall financial condition, and Synovus may not receive dividends from Synovus Bank in 2012. See "Part I - Item 1 - Business - Supervision, Regulation and Other factors - Dividends."
Under the Federal Reserve Board guidance reissued on February 24, 2009 the Federal Reserve may restrict our ability to pay dividends on any class of capital stock or any other Tier 1 capital instrument if we are not deemed to have a strong capital position. In addition, we may have to reduce or eliminate dividends if:

•	our net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; or

•	our prospective rate of earnings retention is not consistent with the holding company's capital needs and overall current and prospective financial condition; or

•	we will not meet, or are in danger of not meeting the minimum regulatory capital adequacy ratios.
On November 17, 2010, the Federal Reserve Board issued further guidance noting, among other things, that bank holding companies should consult with the Federal Reserve before taking any actions that could result in a diminished capital bases, including increasing dividends.
As a result of the memorandum of understanding described in “Part I - Item 1A - Risk Factors - We are presently subject to, and in the future may become subject to additional, supervisory actions and/or enhanced regulation that could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock” in this Report, we are required to inform the Federal Reserve Board in advance of declaring or paying any future dividends, and the Federal Reserve Board could decide at any time that paying any common stock dividends could be an unsafe or unsound banking practice. In the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has in some cases discouraged payment unless both asset quality and capital are very strong. In addition, pursuant to the terms of the Synovus Bank memorandum of understanding, Synovus Bank cannot pay any cash dividends without the approval of the FDIC and the Georgia Commissioner. Additionally, Synovus is subject to contractual restrictions that limit its ability to pay dividends if there is an event of default under such contract. In addition, Synovus must seek the Federal Reserve's permission to increase the quarterly dividend on its common stock above $0.01 per common share. Synovus is presently subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on business, operating flexibility, financial condition, and the value of Synovus common stock.
See “Part I - Item 1. Business - Supervision, Regulation and Other Factors - Dividends, “Part I - Item 1A. Risk factors - We presently are subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock” and “Part I - Item 1A. Risk Factors - We may be unable to pay dividends on our common stock and other securities” of this Report for additional information regarding dividends on Synovus stock.

Stock Performance Graph
The following graph compares the yearly percentage change in cumulative shareholder return on Synovus stock with the cumulative total return of the Standard & Poor's 500 Index and the KBW Regional Bank Index for the last five fiscal years (assuming a $100 investment on December 31, 2006 and reinvestment of all dividends).

Comparison of Five-Year Cumulative Total Return

$150
$100
$50
$0
12/06
12/07
12/08
12/09
12/10
12/11
Synovus
S&P 500
KBW Regional Bank

	2006	2007	2008	2009	2010	2011
Synovus	$100	80.77	67.19	16.92	22.12	12.15
S&P 500	100	105.48	66.93	84.28	96.78	98.81
KBW Regional Bank	$100	78.43	64.07	49.76	59.81	56.69
Issuer Purchases of Equity Securities
Synovus did not repurchase any shares of Synovus common stock during 2010 or 2011.

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data

Years Ended December 31,
(in thousands, except per share data)	2011	2010	2009	2008	2007
Income Statement
Total revenues(1)	$1,188,021	1,292,951	1,406,913	1,495,090	1,519,606
Net interest income	924,154	986,333	1,010,310	1,077,893	1,148,948
Provision for loan losses	418,795	1,131,274	1,805,599	699,883	170,208
Non-interest income	338,874	305,347	410,670	417,241	371,638
Non-interest expense	903,765	1,009,576	1,221,289	1,456,057	830,343
(Loss) income from continuing operations, net of income taxes	(60,844)	(834,019)	(1,433,931)	(580,376)	337,969
Income from discontinued operations, net of income taxes(2)	—	43,162	4,590	5,650	188,336
Net (loss) income	(60,844)	(790,857)	(1,429,341)	(574,726)	526,305
Net (loss) income attributable to non-controlling interest	(220)	(179)	2,364	7,712	—
Net (loss) income attributable to controlling interest	(60,624)	(790,678)	(1,431,705)	(582,438)	526,305
Dividends on and accretion of discount on preferred stock	58,088	57,510	56,966	2,057	—
Net (loss) income attributable to common shareholders	(118,712)	(848,188)	(1,488,671)	(584,495)	526,305

Per share data
Basic earnings (loss) per common share:
Net (loss) income from continuing operations attributable to common shareholders	(0.15)	(1.30)	(4.00)	(1.79)	1.03
Net (loss) income attributable to common shareholders	(0.15)	(1.24)	(3.99)	(1.77)	1.61
Diluted earnings (loss) per common share:
Net (loss) income from continuing operations attributable to common shareholders	(0.15)	(1.30)	(4.00)	(1.79)	1.02
Net (loss) income attributable to common shareholders	(0.15)	(1.24)	(3.99)	(1.77)	1.60
Cash dividends declared on common stock	0.04	0.04	0.04	0.46	0.82
Book value per common share(3)	2.06	2.29	3.93	8.68	10.43

Balance Sheet
Investment securities available for sale	3,690,125	3,440,268	3,188,735	3,770,022	3,554,878
Loans, net of deferred fees and costs	20,079,813	21,585.763	25,383,068	27,920,177	26,498,585
Deposits	22,411,752	24,500,304	27,433,533	28,617,179	24,959,816
Long-term debt	1,364,727	1,808,161	1,751,592	2,107,173	1,890,235
Total shareholders’ equity	2,827,452	2,997,918	2,851,041	3,787,158	3,441,590
Average total shareholders’ equity	2,907,339	3,134.335	3,285,014	3,435,574	3,935,910
Average total assets	28,512,193	31,966,180	34,423,617	34,052,014	32,895,295

Performance ratios and other data
Return on average assets from continuing operations	(0.21)%	(2.61)	(4.17)	(1.70)	1.03
Return on average assets	(0.21)	(2.47)	(4.16)	(1.71)	1.60
Return on average equity from continuing operations	(2.09)	(26.61)	(43.65)	(16.89)	8.59
Return on average equity	(2.09)	(25.23)	(43.58)	(16.95)	13.37
Net interest margin	3.51	3.36	3.19	3.47	3.97
Dividend payout ratio(4)	nm	nm	nm	nm	51.25
Average shareholders’ equity to average assets	10.20	9.81	9.54	10.09	11.96
Tangible common equity to risk-weighted assets ratio(5)	8.60	8.90	7.03	8.74	9.19
Tangible common equity to tangible assets ratio(5)	6.81	6.73	5.74	7.86	8.90
Earnings to fixed charges ratio	0.74	x	(1.48)x	(2.17)x	0.16x	1.47x
Average common shares outstanding, basic	785,272	685,186	372,943	329,319	326,849
Average common shares outstanding, diluted	785,272	685,186	372,943	329,319	329,863

(1)	Consists of net interest income and non-interest income, excluding investment securities gains (losses), net.

(2)
On December 31, 2007, Synovus completed the tax-free spin-off of its shares of TSYS common stock to Synovus shareholders. In accordance with the provisions of ASC 360-10-35, Accounting for the Impairment or Disposal of Long-lived Assets, and ASC 420-10-50, Exit or Disposal Cost Obligations, the historical consolidated results of operations and financial position of TSYS, as well as all costs recorded by Synovus associated with the spin-off of TSYS, are presented as discontinued operations. Discontinued operations for the year ended December 31, 2007 also include a $4.2 million after-tax gain related to the transfer of Synovus’ proprietary mutual funds to a non-affiliated third-party. Discontinued operations for the years ended December 31, 2010, 2009, 2008 and 2007 include the revenues and expenses of Synovus’ merchant services business, the sale of which was completed on March 31, 2010. Additionally, discontinued operations for the year ended December 31, 2010 include a $42.4 million gain, after tax, on the sale of the merchant services business.

(3)	Total shareholders’ equity less Series A Preferred Stock and prepaid common stock purchase contracts divided by common shares outstanding.

(4)	Determined by dividing cash dividends declared per common share by diluted net income per share.

(5)
The tangible common equity to risk-weighted assets ratio is a non-GAAP measure which is calculated as follows: (total shareholders’ equity minus preferred stock minus goodwill minus other intangible assets) divided by total risk-adjusted assets. See reconciliation of “Non-GAAP Financial Measures” in this Report.

(6)
The tangible common equity to tangible assets ratio is a non-GAAP measure which is calculated as follows: (total shareholders’ equity minus preferred stock minus goodwill minus other intangible assets) divided by (total assets minus goodwill minus other intangible assets). See reconciliation of “Non-GAAP Financial Measures” in this Report.

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

Economic Overview
The overall improvement of the U.S. economy appears to have gained momentum during the fourth quarter of 2011, building on moderate improvement in the third quarter of 2011. The initial stages of economic recovery emerged during the latter half of 2010, but softened during the first and second quarters of 2011 in response to a series of global events, including the earthquake and tsunami in Japan, geo-political unrest in the Middle East, the mid-year elevation in energy costs, continued concerns over the debt of certain European nations, and the U.S. congressional battle over raising the U.S. debt ceiling. The economic progress achieved in the latter half of 2011 is anchored in an improved job market and indications that the housing market may be stabilizing. Additionally, consumer spending and consumer confidence strengthened during the fourth quarter of 2011. Certain European nations continue to wrestle with debt and budget deficit issues. There is a concern of the potential impact on the global economies beyond Europe if the European Central Bank and eurozone nations are unable to implement appropriate changes and solutions. The ultimate outcome; however, cannot presently be determined. Furthermore, there can be no guarantee that the domestic economy will continue to improve.
The improvement in economic measures during 2011 has been positive in the aggregate, but progress during the year has been uneven at times with mixed messages in many economic measures. Inflation remains subdued; however, energy prices continue to show volatility. The Federal Reserve's commitment to hold interest rates stable for the next two years appears to be an indication that it is more concerned with sustaining recovery than the risk of inflation. Long-term interest rates have fallen significantly in response to the Federal Reserve Bank's aggressive easing of monetary policy, with 10-year Treasury yields near 2% and fixed mortgage interest rates falling to record lows below 4%. Residential mortgage foreclosure and delinquency rates have declined over the past year, but remain at elevated levels compared to historical periods.
The Census Bureau reports new residential construction increased from 589,000 units in September 2011 to 679,000 units in December 2011 as compared to a December 2010 rate of 630,000 units. In the South, residential units in December increased by 17.0% from September and increased 31.1% from a year ago. Mortgage rates continue to remain at record lows, due at least in part to Federal Reserve Bank efforts to lower long-term interest rates to stimulate the economy. The supply of new homes decreased from 6.9 months in December 2010 to 6.1 months in December 2011 and the median sales price increased 1.8% from $221,800 in 2010 to $225,800 in 2011. In the South, new homes sold decreased from approximately 173,000 in 2010 to approximately 166,000 in 2011, and the median price increased from approximately $197,000 to approximately $210,000. Sales of existing single-family homes increased 1.7% from 4.2 million in 2010 to 4.3 million in 2011. Distressed sales (foreclosures and short sales) accounted for approximately 32% of sales in December 2011 as compared to approximately 36% in December 2010. The national median existing-home price for all housing types was approximately $165,000 in December 2011, which is 2.5% below the December 2010 median. Existing housing inventory at the end of December 2011 dropped to 2.4 million existing homes available for sale, representing a 6.2 month supply at the current sales pace, down from a 7.2 month supply in November 2011. Existing housing inventory peaked at 4.0 million in July 2007, and December 2011 represents the lowest level since March 2005 when there were 2.3 million homes on the market.
The Bureau of Economic Analysis' advance estimate released in January of 2012 indicates that real GDP increased at an annual rate of 2.8% in the fourth quarter of 2011, as compared to 1.8% in the third quarter of 2011, 1.3% in the second quarter of 2011, 0.4% in the first quarter of 2011, and 2.3% in the fourth quarter of 2010. The National Bureau of Economic Research (NBER) determined that the most recent recession began in December 2007 and ended in June 2009. During 2010, the economy returned to an expansionary phase marked by a relatively slow recovery, but the rate of expansion softened substantially during the first and second quarters of 2011 and strengthened during the third and fourth quarters of 2011.
The Southeastern U.S. economy has continued to improve, but at a very moderate pace during the fourth quarter of 2011 as compared to the U.S. economy as a whole. The labor force in Synovus' five state footprint grew by approximately 85,000 jobs in 2011 as compared to an increase of approximately 91,000 during 2010. The unemployment rate in Synovus' five state Southeastern footprint was 10.9% in December 2010, decreased to 10.3% in March 2011, remained near 10.3% for most of the second and third quarters of 2011, and decreased to 9.5% in December 2011. The national unemployment rate, which was 9.4% in December 2010, fell to 8.8% in March 2011, but remained near 9.1% during the second and third quarters of 2011, and decreased to 8.5% in December 2011. The unemployment rates within Synovus' footprint increased to elevated levels in recent years due to a combination of the collapse of the real estate market over recent years and the number of rural population centers which tend, on average, to experience generally higher rates of unemployment than the national average during all economic phases. Unemployment rates showed meaningful improvement during 2011, particularly during the fourth quarter of 2011.
The Mortgage Bankers Association reported that the percentage of mortgage loans in the process of foreclosure to total mortgage loans was 4.43% during the third quarter of 2011, unchanged from the second quarter of 2011, reflecting a decrease from 4.52% in the first quarter of 2011 and an increase of four basis points from 4.39% in the fourth quarter of 2010. During the third quarter of 2011, the thirty day delinquency rate reached its lowest level since the second quarter of 2007, a sign that new mortgage delinquencies have slowed. The delinquency rate for one-to-four-unit residential property mortgage loans decreased to 7.99% of all loans outstanding as of the end of the third quarter of 2011. This was a decrease of 45 basis points from the second quarter and a decrease of 144 basis points from the third quarter of 2010.
The Institute of Supply Management's indices for manufacturing and non-manufacturing increased during the fourth quarter of 2011. The manufacturing index was 53.1 for December 2011, up from 51.6 in September 2011, and the non-manufacturing index was 53.0, up from 52.6 in September 2011. Institute of Supply Management indices above 50 are an indication of economic expansion. Additionally, consumer confidence strengthened in the fourth quarter of 2011. The consumer confidence index was 64.8 in December 2011, as compared to 46.4 for September 2011 and 58.5 in June 2011.
As a result of the economic downturn, consumer saving and debt reduction have increased steadily over the past four years while consumer spending has reflected restraint and uncertainty. There are many components to a sustainable economic recovery, including improved consumer spending, a stable housing market, expansion of employment, and a low level of inflation. Stable energy costs and governmental support through sound monetary and fiscal policy are also key contributors. On the whole, economic conditions are currently positive, but the recovery to pre-downturn levels is expected to continue at a slower and more uneven pace than historical periods of recovery.
As the recession began to emerge in 2007, residential mortgage foreclosures began to escalate and real estate values began to decline. These factors expanded as the U.S. economy reached a confirmed recessionary trend and significantly impacted the performance of Synovus' residential construction and real estate and land acquisition loan portfolios. Other segments of Synovus' commercial loan portfolio were impacted as well, particularly in industries that were adversely impacted by the changes in commercial real estate and residential development. As a result, Synovus experienced significant increases in its credit costs, elevated levels of loan charge-offs, non-performing asset inflows, significant losses on distressed asset dispositions, and further valuation adjustments on existing non-performing assets. Synovus' loan portfolio contracted during this period due to loan charge-offs, distressed asset sales, and weak demand for new loans. As the economy transitioned into recovery during the second half of 2010, certain segments of the economy began to stabilize, yet the supply of low cost housing due to cumulative foreclosures and distressed sales continued to exceed demand. While the housing market has lagged behind the general economic recovery to date as a whole, the decline in residential real estate prices has begun to stabilize in certain areas of the U.S. Though still at elevated levels as compared to historical periods, Synovus' rate of non-performing asset inflows has declined, total credit costs have decreased, and loan charge-offs have declined as the economy moved into a period of recovery.
Bank failures reached elevated levels over the past few years, particularly in Synovus' Southeastern market. During 2011, the national trend improved significantly as bank failures decreased approximately 41% to 92. However, almost half of the 2011 failures occurred in Synovus' five-state footprint, with 23 in Georgia, 13 in Florida, three in South Carolina and two in Alabama.

The total number of failures in Synovus' five state footprint declined from 55 in 2010 to 41 in 2011.
Mortgage Loan Repurchase Obligations and Foreclosure Practices
Since 2010, financial institutions have experienced a dramatic increase in the number of mortgage loan repurchase demands they received, including from government-sponsored entities, mortgage insurers, and other purchasers of residential mortgage-backed securitizations, due to findings of mortgage fraud and underwriting deficiencies in the mortgage origination process, and misrepresentations in the packaging of mortgages by certain mortgage lenders. Also since 2010, foreclosure practices of financial institutions nationwide have come under scrutiny due to the discovery of fraudulent documentation and questionable residential foreclosure procedures of certain financial institutions. To date, Synovus has experienced minimal repurchase activity in its consumer mortgage lending operations. Additionally, foreclosure activity in the home equity and consumer mortgage loan portfolios has been low. See "Mortgage Banking" in this Report for further discussion of Synovus' experience with residential mortgage repurchase obligations and foreclosure activity in its home equity and consumer mortgage loan portfolios.

Overview of 2011 Financial Results
For the year ended December 31, 2011, Synovus reported a net loss attributable to common shareholders of $118.7 million, or $0.15 per common share, as compared to $848.2 million, or $1.24 per common share, for the year ended December 31, 2010.
The improved results are primarily due to a $761.6 million decline in credit costs (provision for loan losses, losses on foreclosed real estate, and other credit costs) which was partially offset by income from discontinued operations of $43.2 million reported in 2010. The 2011 results include $75.0 million in net investment securities gains while the 2010 results include a $69.5 million pre-tax gain from the sale of the merchant services business.
Although credit costs, charge-offs, and non-performing asset levels remain elevated, most credit quality measures have continued to show improvement during 2011. Total provision for loan losses in 2011 was $418.8 million, a $712.5 million or 63.0% improvement from 2010. Net charge-offs declined $785.6 million, from $1.37 billion in 2010 to $585.8 million in 2011. Non-performing assets declined 12.7% from $1.28 billion at December 31, 2010 to $1.12 billion at December 31, 2011.
The decline in provision for loan losses from 2010 is primarily due to continued improvement in credit quality trends during 2011 including reduced net charge-offs, NPL inflows, and special mention and accruing substandard loans as well as continued migration in the mix of the loan portfolio to reduced levels of higher credit risk loan types.
While the provision for loan losses and loan charge-offs in 2011 declined from 2010 levels, these amounts continued to remain elevated when compared to historical levels. The elevated level of the provision for loan losses and loan charge-offs in 2011 was primarily driven by commercial credits, particularly in the commercial real estate segment. The provision for loan losses attributable to the commercial real estate portfolio was $253.9 million, or 60.6% of the total expense for the year, while net charge-offs attributable to this portfolio were $358.7 million, or 61.2% of the total net charge-offs for the year. The provision for loan losses attributable to the commercial and industrial portfolio was $119.8 million, or 28.6% of the total expense for the year, while charge-offs attributable to this portfolio were $156.9 million, or 26.8% of total charge-offs.
Pre-tax, pre-credit costs income (which excludes provision for loan losses, other credit costs, securities gains and losses, and certain other items) was $470.7 million for 2011, down $9.5 million from $480.2 million for 2010. See reconciliation of “Non-GAAP Financial Measures” in this Report. The decrease in pre-tax, pre-credit costs income was primarily due to lower net interest income resulting mainly from lower loan balances, as well as lower non-interest income. These items were partially offset by lower non-interest expense. The net interest margin increased 15 basis points to 3.51% for 2011 compared to 3.36% for 2010. The improvement in the net interest margin was due to a 31 basis point decrease in the effective cost of funds, partially offset by a 16 basis point decrease in the yield on earning assets.
Total loans were $20.08 billion at December 31, 2011, a 7.0% decline from year-end 2010. The decline in loan balances was driven by sales of distressed loans, charge-offs, and transfers to ORE. Additionally, loan paydowns exceeded new and existing loan fundings by approximately $370 million. Positive momentum in the loan pipeline during the second half of 2011, along with reductions in charge-offs and loan sales, contributed to the stabilization of loan balances during the fourth quarter of 2011.
Total deposits decreased by $2.09 billion since year-end 2010. The decrease was driven by a $1.37 billion decline in brokered deposit accounts, as Synovus continued to reduce its dependence on funding from these products through planned reductions during 2011, and a $1.32 billion decline in non-brokered time deposits. These declines were offset in part by growth in non-interest bearing demand deposit accounts of $1.07 billion. At December 31, 2011, brokered deposits represented 8.0% of Synovus’ total deposits compared to 12.9% at December 31, 2010.

Total shareholders’ equity decreased by $170.5 million to $2.83 billion at year-end 2011. Synovus continues to actively monitor its capital position as well as economic conditions, evolving industry capital standards, and changes in regulatory standards and requirements. As part of its ongoing management of capital, Synovus will continue to monitor its capital position and identify, consider, and pursue additional strategies to bolster its capital position as deemed necessary.
Financial Performance Summary
A summary of Synovus’ financial performance for the years ended December 31, 2011 and 2010, is set forth in the table below.

Table 8 - Financial Performance Summary
	Years Ended December 31,
(dollars in thousands, except per share data)	2011	2010	Change
Net Interest income	$924,154	986,333	(6.3)%
Provision for loan losses	418,795	1,131,274	(63.0)
Non-interest income	338,874	305,347	11.0
Non-interest expense	903,765	1,009,576	(10.5)
Core Expenses (1)	717,371	812,704	(11.7)
Loss from continuing operations before income taxes	(59,532)	(849,170)	(93.0)
Pre-tax, pre-credit costs income (1)	470,650	480,247	(2.0)
Loss from continuing operations	(60,844)	(834,019)	(92.7)
Net loss attributable to controlling interest	(60,624)	(790,678)	(92.3)
Diluted loss per common share:
Loss from continuing operations attributable to common shareholders	$(0.15)	(1.30)	(88.5)
Net loss attributable to common shareholders	(0.15)	(1.24)	(87.9)

	December 31,
	2011	2010	Change
Loans, net of deferred fees and costs	$20,079,813	21,585,763	(7.0)%
Total deposits	22,411,752	24,500,304	(8.5)
Core deposits (1)	20,628,578	21,347,955	(3.4)
Core deposits excluding time deposits (1)	16,037,414	15,436,805	3.9

Net interest margin	3.51%	3.36	15	bp
Non-performing assets ratio	5.50	5.83	(33)
Past dues over 90 days	0.07	0.08	(1)
Net charge-off ratio	2.84	5.82	(298)

Tier 1 capital	$2,780,774	2,909,912	(4.4)%
Tier 1 common equity	1,824,493	1,962,529	(7.0)
Total risk-based capital	3,544,089	3,742,599	(5.3)
Tier 1 capital ratio	12.94%	12.79	15	bp
Tier 1 common equity ratio	8.49	8.63	(14)
Total risk-based capital ratio	16.49	16.45	4
Total shareholders’ equity to total assets ratio (2)	10.41	9.96	45
Tangible common equity to tangible assets ratio (1)	6.81	6.73	8
Tangible common equity to risk-weighted assets ratio (1)	8.60	8.90	(30)
Tangible book value per common share (1)(3) (4)	2.02	2.25	(10.2)%

(1)	See reconciliation of “Non-GAAP Financial Measures” in this Report.

(2)	Total shareholders’ equity divided by total assets.

(3)	Excludes the carrying value of goodwill and other intangible assets from common equity and total assets.

(4)	Equity and common shares exclude impact of unexercised tangible equity units (tMEDS).

Critical Accounting Policies
The accounting and financial reporting policies of Synovus conform to GAAP and to general practices within the banking and financial services industries. Synovus has identified certain of its accounting policies as “critical accounting policies.” In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee, including the development, selection, and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are applied in the application of these policies.
Allowance for Loan Losses
Notes 1 and 7 to Synovus’ consolidated financial statements contain a discussion of the allowance for loan losses. The allowance for loan losses at December 31, 2011 was $536.5 million, compared to $703.5 million at December 31, 2010.
The allowance for loan losses is a significant estimate and is regularly evaluated by Synovus, including the Credit Risk Committee for accuracy and consistency between the changes in the allowance for loan losses with the credit trends and credit events in the loan portfolio. The allowance for loan losses is determined based on an analysis which assesses the inherent risk for probable loss within the loan portfolio. Significant judgments and estimates are necessary in the determination of the allowance for loan losses. Significant judgments include, among others, loan risk ratings and classifications, the determination and measurement of impaired loans, the timing of loan charge-offs, the probability of loan defaults, the net loss exposure in event of loan defaults, qualitative loss factors, management’s plans, if any, for disposition of certain loans as well as other qualitative considerations. In determining an adequate allowance for loan losses, management makes numerous assumptions, estimates, and assessments which are inherently subjective. The use of different estimates or assumptions could have a significant impact on provisions for loan losses, allowance for loan losses, non-performing loans, loan charge-offs, and other credit metrics. Please refer to Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements for an expanded discussion of the Company's methodologies, qualitative considerations, and key assumptions.
Other Real Estate
Other real estate, consisting of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans, is reported at the lower of cost or fair value less costs to sell, determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments, such as changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its distressed asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate. Management reviews the value of other real estate each quarter and adjusts the values as appropriate.
Deferred Tax Assets Valuation Allowance
ASC 740-30-25 provides accounting guidance for determining when a company is required to record a valuation allowance on its deferred tax assets. A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered, including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies, and future taxable income exclusive of reversing temporary differences and carry-forwards. The predictability that future taxable income, exclusive of reversing temporary differences, will occur is the most subjective of these four sources. The presence of cumulative losses in recent years is considered significant negative evidence, making it difficult for a company to rely on future taxable income, exclusive of reversing temporary differences and carry-forwards, as a reliable source of taxable income to realize a deferred tax asset. Judgment is a critical element in making this assessment. Changes in the valuation allowance that result from favorable changes in those circumstances that cause a change in judgment about the realization of deferred tax assets in future years are recorded through income tax expense.
In assessing the need for a valuation allowance, Synovus considered all available evidence about the realization of DTAs, both positive and negative, that could be objectively verified. Synovus' positive evidence considered in support of its use of forecasted future earnings as a source of realizing DTAs was insufficient to overcome the negative evidence associated with its pre-tax cumulative loss position. The total valuation allowance on deferred income tax assets was $821.4 million at December 31, 2011.
Reversal of the DTA valuation allowance balance is subject to considerable judgment. However, Synovus expects to reverse substantially all (or approximately $800.4 million of the current balance of $821.4 million) of the DTA valuation allowance once it has demonstrated a sustainable return to profitability and experienced consecutive profitable quarters coupled with a forecast of sufficient continuing profitability. This reversal could occur as a single event or over a period of time depending upon the level of forecasted taxable income, the degree of probability related to realizing the forecasted taxable income, and the estimated risk related to credit quality. In that event, there will remain limitations on the ability to include the deferred tax assets for regulatory capital purposes. Pursuant to regulatory requirements, as taxes paid in carryback periods are exhausted, financial institutions must deduct from Tier I capital the greater of (1) the amount by which net deferred tax assets exceed what they would expect to realize within one year or (2) the amount by which the net deferred tax assets exceeds 10% of Tier I capital.
Fair Value Measurements
Synovus reviews assets and liabilities that are either required or elected to be carried, reported, or disclosed at fair value; and determines the valuation of these instruments in accordance with FASB ASC Topic 820, Fair Value Measurements. We assess the fair value measurements of each instrument on a periodic basis, but no less than quarterly.
These fair value measurements consider the guidance in ASC 820, which provides a three-level framework for determining the appropriate fair value for a particular asset or liability. These levels require consideration of information, such as observable market prices, reported trades, broker quotes, various modeling techniques, including, in some cases, unobservable inputs.
The Company selects the most appropriate technique for determining the fair value of the asset or liability. The various techniques described by ASC 820 require significant judgment, and results could vary materially, depending on the valuation method selected.
Fair value is measured, either on a recurring basis, in which the fair value is the primary measure of accounting; or on a non-recurring basis, to measure items for potential impairment, or for disclosure purposes.
Assets and liabilities measured under Level 3 of the fair value hierarchy are typically those that represent having the the least degree of liquidity. As of December 31, 2011, the Company reported $29.9 million (or 0.1% of total assets) of assets classified under Level 3 of which $21.4 million represented Private Equity Investments. As of December 31, 2011, the Company reported $9.1 million (or 0.04% of total liabilities) of liabilities classified as Level 3 under ASC 820.
See also Note 17 - Fair Value Accounting to the consolidated financial statements for a further discussion of the Company's use of the various fair value methodologies, and the types of assets and liabilities in which fair value accounting is applied.
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

Capital
Series A Preferred Stock
On December 19, 2008, Synovus issued to the Treasury 967,870 shares of Synovus’ Series A Preferred Stock, having a liquidation amount per share equal to $1,000, for a total price of $967,870,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. Synovus may, at its option, with the consent of the FDIC, redeem, in whole or in part, the Series A Preferred Stock at the liquidation amount per share plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting. However, if we fail to pay dividends on the Series A Preferred Stock for an aggregate of six quarterly periods, whether or not consecutive, our number of authorized directors will be increased by two and the holders of the Series A Preferred Stock shall have the right to elect two directors. A consequence of the Series A Preferred Stock purchase includes certain restrictions on executive compensation that could limit the tax deductibility of compensation that Synovus pays to executive management.

As part of its purchase of the Series A Preferred Stock, Synovus issued the Treasury a warrant to purchase up to 15,510,737 shares of Synovus common stock ("Warrant") at an initial per share exercise price of $9.36. The Warrant provides for the adjustment of the exercise price and the number of shares of Synovus common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Synovus common stock, and upon certain issuances of Synovus common stock at or below a specified price relative to the initial exercise price. The Warrant expires on December 19, 2018. Pursuant to the Securities Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.
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
Also see "Part I – Item I. – Business – Supervision, Regulation and other Factors – TARP Regulations – Capital Purchase Program" in this Report.
tMEDS
On May 4, 2010, Synovus completed a public offering of 13,800,000 tMEDS with a stated value of $25.00 per unit. Each tMEDS unit consists of a prepaid Common Stock purchase contract and a junior subordinated amortizing note due May 15, 2013. The prepaid common stock purchase contracts have been recorded as additional paid-in-capital (a component of shareholders’ equity), net of issuance costs, and the junior subordinated amortizing notes have been recorded as long-term debt. Issuance costs associated with the debt component were recorded as a prepaid expense, which is being amortized on a straight-line basis over the term of the instrument to May 15, 2013. Synovus allocated the proceeds from the issuance of the tMEDS to equity and debt based on the relative fair values of the respective components of each tMEDS unit. See Note 13 - Equity for an illustration of the aggregate values assigned to each component of the tMEDS offering.
Each prepaid Common Stock purchase contract will automatically settle on May 15, 2013, and Synovus will deliver not more than 9.0909 shares and not less than 7.5758 shares of its common stock based on the applicable market value (the average of the volume weighted average price of Synovus Common Stock for the twenty (20) consecutive trading days immediately preceding May 15, 2013).

Table 9 – Synovus Common Stock Purchase Contract
Applicable Market Value of Synovus Common Stock	Settlement Rate
Less than or equal to $2.75	9.0909
Between $2.75 and $3.30	Number of shares equal to $25, divided by the applicable market price
Greater than or equal to $3.30	7.5758
At any time prior to the third business day immediately preceding May 15, 2013, the holder may settle the purchase contract early and receive 7.5758 shares of Synovus Common Stock. Upon settlement, an amount equal to $1.00 per common share issued will be reclassified from additional paid-in capital to common stock. As of December 31, 2011, approximately 286,600 tMEDS units have been settled which resulted in the issuance of 2,171,222 shares of common stock. At December 31, 2011, based on the closing common stock price of $1.41 per share, Synovus would issue 122,848,968 shares of its Common Stock upon settlement or May 15, 2013.

Visa Shares and Related Agreement
Synovus is a member of the Visa USA network and received shares of Visa Class B common stock in exchange for its membership interest in Visa USA in conjunction with the public offering by the Visa IPO in 2008. Visa members have indemnification obligations with respect to the Covered Litigation. Visa Class B shares are subject to certain restrictions until the latter of March 2011 or settlement of the Covered Litigation. As of December 31, 2011, the Covered Litigation had not been settled.Visa has established a litigation escrow to fund settlement of the Covered Litigation. The litigation escrow is funded by proceeds from Visa’s conversion of Class B shares.
Synovus carries a contingent liability representing the estimate of the Company's exposure to the settlement of the Covered Litigation, via the Visa Derivative liability. A relatively high degree of subjectivity is used in estimating the value of the derivative liability. Management believes that the estimate of Visa’s exposure to litigation liability is adequate based on current information; however, future developments in the litigation could require potentially significant changes to the estimate.
Please refer to Note 20 - Visa Shares and Related Agreement to the Consolidated Financial Statements for more information.

Earning Assets, Sources of Funds, and Net Interest Income
Earning Assets and Sources of Funds
Average total assets for 2011 decreased $3.45 billion, or 10.8%, to $28.51 billion as compared to average total assets for 2010. Average earning assets decreased $3.04 billion, or 10.3%, in 2011 as compared to the prior year. Average earning assets represented 92.8% and 92.3% of average total assets for 2011 and 2010, respectively. The reduction in average earning assets resulted primarily from a $2.66 billion decrease in net loans, a $516.9 million reduction in interest bearing funds held at the Federal Reserve Bank, and a $50.1 million reduction in mortgage loans held for sale. These reductions in earning assets were partially offset by an increase of $233.7 million in the investment securities portfolio. The decrease in funding sources utilized to support earning assets was driven by decreases in deposits of $3.0 billion, short-term borrowings of $91.1 million, and long-term debt of $75.8 million.
Average total assets for 2010 decreased $2.46 billion, or 7.1%, to $31.97 billion as compared to average total assets for 2009. Average earning assets decreased $2.37 billion, or 7.4%, in 2010 as compared to the prior year. Average earning assets represented 92.3% and 92.6% of average total assets for 2010 and 2009, respectively. The reduction in average total assets resulted from a $3.72 billion decrease in net loans, a $243.3 million decrease in the investment securities portfolio, and a $34.7 million decrease in mortgage loans held for sale. These reductions in earning assets were partially offset by an increase of $1.69 billion in interest bearing funds held at the Federal Reserve Bank. The decrease in funding sources utilized to support earning assets was driven by decreases in deposits of $1.74 billion, short-term borrowings of $438.0 million, and long-term debt of $157.4 million.
For more detailed information on the average balance sheets for the years ended December 31, 2011, 2010, and 2009, please refer to Table 11, Consolidated Average Balances, Interest, and Yields.
Net Interest Income
Net interest income (interest income less interest expense) is a significant component of revenue, representing earnings from the primary business of gathering funds from customer deposits and other sources, and investing those funds primarily in loans and investment securities. Synovus’ long-term objective is to manage those assets and liabilities to maximize net interest income while balancing interest rate, credit, liquidity, and capital risks.
Net interest income is presented in this discussion on a tax-equivalent basis so that the income from assets exempt from federal income taxes is adjusted based on a statutory marginal federal tax rate of 35% in all years (see Table 13). The net interest margin is defined as taxable-equivalent net interest income divided by average total interest earning assets and provides an indication of the efficiency of the earnings from balance sheet activities. The net interest margin is affected by changes in the spread between interest earning asset yields and interest bearing liability costs (spread rate), and by the percentage of interest earning assets funded by non-interest bearing funding sources.
Net interest income for 2011 was $924.2 million, down $62.2 million, or 6.3%, from 2010. On a taxable-equivalent basis, net interest income decreased $62.8 million, or 6.3%, from 2010. During 2011, average earning assets decreased $3.04 billion, or 10.3%, primarily the result of a decrease in net loans.
Net interest income for 2010 was $986.3 million, down $24.0 million, or 2.4%, from 2009. On a taxable-equivalent basis, net interest income decreased $24.6 million, or 2.4%, from 2009. During 2010, average earning assets decreased $2.37 billion, or 7.4%, primarily the result of declines in net loans, offset in part by an increase in balances held with the Federal Reserve Bank.

Net Interest Margin
The net interest margin was 3.51% for 2011, an increase of 15 basis points from 2010. The yield on earning assets decreased 16 basis points to 4.33% and the effective cost of funds decreased 31 basis points to 0.82%. The effective cost of funds includes non-interest bearing funding sources primarily consisting of demand deposits.
The primary components of the yield on interest earning assets are loan yields, the yield on investment securities, and the yield on balances held with the Federal Reserve Bank. During 2011, loan yields decreased 8 basis points to 5.09%. The decrease in loan yields was due to a continued decline in market interest rates and the downward repricing of maturing fixed rate loans, partially offset by an improvement in the negative impact of non-performing loans. Yields on investment securities decreased by 101 basis points due to continued declines in bond market yields and the reinvestment of cash flows from older, higher yielding securities. The yield on investment securities was also negatively impacted by a repositioning of the portfolio undertaken during the third quarter of 2011. A key component of this repositioning was the sale of higher coupon, more prepayment sensitive MBS, and the purchase of lower coupon MBS with less prepayment risk. This action was deemed to be prudent in light of continued declines in rates and the expectation of a higher level of prepayment activity. While increasing the stability of cash flows and expected yields on the portfolio, the short term impact of selling higher coupon MBS is negative to the overall portfolio yield. The yield on balances held at the Federal Reserve Bank remained unchanged at 0.25% while the average balance decreased by $516.9 million to $2.64 billion in 2011. Reducing these low yielding balances positively impacts realized earning asset yields. Synovus expects to further reduce the average balances held at the Federal Reserve Bank during 2012.
The primary factors contributing to the 31 basis point decrease in the effective cost of funds during 2011 were a 36 basis point decrease in the cost of time deposits and a 30 basis point decrease in the cost of money market accounts. In addition to these factors, reduced utilization of brokered deposits and a continued deposit mix shift toward lower cost transaction accounts favorably impacted the effective cost of funds. Average non-interest bearing demand deposits, which increased by $766.8 million, or 17.8%, for 2011, funded 19.2% of average total interest earning assets in 2011 as compared to 14.6% during 2010.
The net interest margin was 3.36% for 2010, up 17 basis points from 2009. The yield on earning assets decreased 26 basis points while the effective cost of funds decreased by 43 basis points.
During 2010, loan yields increased 15 basis points to 5.17% with improvement due to a modest decline in the cost to carry non-performing assets and an improvement in loan origination pricing. Average net loans decreased $3.72 billion or 14.1% to $22.73 billion in 2010. Yields on investment securities decreased by 83 basis points primarily due to the continued historically low level of bond market yields and the reinvestment of cash flows from older higher yielding securities. The yield on balances held at the Federal Reserve Bank remained the same at 0.25% in 2010 as in 2009 while the average balance held at the Federal Reserve Bank increased by $1.69 billion to $3.16 billion in 2010. A significant portion of the increase in short-term liquidity resulted from cash proceeds from the capital raised in May of 2010. This higher level of low yielding balances held at the Federal Reserve resulted in a reduction in realized earning asset yields.
The primary factors contributing to the 43 basis point decrease in the effective cost of funds were a 95 basis point decrease in the cost of time deposits and a 16 basis point decrease in the cost of money market accounts. Additional factors that contributed to the decrease in the effective cost of funds in 2010 include growth in non-interest bearing demand deposit accounts, reduced utilization of brokered time deposits, and a continued deposit mix shift toward lower cost transaction accounts.

Table 10 - Net Interest Income
	Years Ended December 31,
(in thousands)	2011	2010	2009
Interest income	$1,141,756	1,320,581	1,509,189
Taxable-equivalent adjustment	3,580	4,224	4,846
Interest income, taxable-equivalent	1,145,336	1,324,805	1,514,035
Interest expense	217,602	334,248	498,879
Net interest income, taxable-equivalent	$927,734	990,557	1,015,156

Table 11 - Consolidated Average Balances, Interest, and Yields
	2011			2010			2009
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest earning assets:
Taxable loans, net(1)(2)	$20,563,724	1,014,144	4.93%	$23,480,939	1,166,045	4.97%	$27,053,391	1,319,404	4.88%
Tax-exempt loans, net(1)(2)(3)	153,181	8,110	5.29	143,173	7,891	5.51	169,349	7,003	4.14
Less Allowance for loan losses	649,024	—	—	899,015	—	—	777,332	—	—
Loans, net	20,067,881	1,022,254	5.09	22,725,097	1,173,936	5.17	26,445,408	1,326,407	5.02
Investment securities available for sale:
Taxable investment securities	3,309,981	106,010	3.20	3,045,501	127,669	4.19	3,249,124	162,956	5.02
Tax-exempt investment securities(3)	32,177	2,167	6.73	62,999	4,410	7.00	102,681	7,210	7.02
Total investment securities	3,342,158	108,177	3.24	3,108,500	132,079	4.25	3,351,805	170,166	5.08
Trading account assets	17,706	925	5.22	15,664	843	5.38	17,556	1,091	6.21
Interest earning deposits with banks	23,712	114	0.48	18,474	15	0.08	50,267	324	0.64
Due from Federal Reserve Bank	2,639,885	6,660	0.25	3,156,763	7,986	0.25	1,461,965	3,650	0.25
Federal funds sold and securities purchased under resale agreements	149,893	118	0.08	173,268	229	0.13	207,618	357	0.17
FHLB and Federal Reserve Bank stock	99,028	893	0.90	129,508	1,063	0.82	132,415	1,203	0.91
Mortgage loans held for sale	121,244	6,195	5.11	171,361	8,654	5.05	206,085	10,837	5.26
Total interest earning assets	26,461,507	1,145,336	4.33%	29,498,635	1,324,805	4.49	31,873,119	1,514,035	4.75
Cash and due from banks	437,648			526,301			522,256
Premises and equipment, net	502,390			565,896			596,148
Other real estate	261,369			237,773			262,600
Other assets(4)	849,279			1,137,575			1,169,494
Total assets	$28,512,193			$31,966,180			$34,423,617
Liabilities and Equity
Interest bearing liabilities:
Interest bearing demand deposits	$3,416,021	10,296	0.30%	$3,680,419	14,036	0.38%	$3,586,798	15,916	0.44%
Money market accounts	6,884,462	47,489	0.69	7,389,926	73,242	0.99	7,943,855	91,199	1.15
Savings deposits	513,123	679	0.13	486,176	705	0.15	469,419	711	0.15
Time deposits	7,320,737	115,420	1.58	10,350,182	200,344	1.94	12,050,867	348,422	2.89
Federal funds purchased and securities sold under repurchase agreements	389,582	1,064	0.27	480,700	1,921	0.40	918,735	3,840	0.42
Long-term debt	1,731,218	42,654	2.46	1,807,021	44,000	2.43	1,964,411	38,791	1.97
Total interest bearing liabilities	20,255,143	217,602	1.07%	24,194,424	334,248	1.38%	26,934,085	498,879	1.85
Non-interest bearing demand deposits	5,082,164			4,315,353			3,915,925
Other liabilities	263,184			298,200			252,254
Equity	2,911,702			3,158,203			3,321,353
Total liabilities and equity	$28,512,193			$31,966,180			$34,423,617
Net interest income/margin		927,734	3.51%		990,557	3.36%		1,015,156	3.19%
Less Taxable-equivalent adjustment		3,580			4,224			4,846
Net interest income, actual		924,154			986,333			1,010,310

(1)	Average loans are shown net of deferred fees and costs. Non-performing loans are included.

(2)	Interest income includes loan fees as follows: 2011 — $17.3 million, 2010 — $18.4 million, and 2009 — $22.8 million.

(3)	Reflects taxable-equivalent adjustments, using the statutory federal tax rate of 35%, adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.

(4)
Includes average net unrealized gains (losses) on investment securities available for sale of $98.6 million, $129.6 million, and $133.1 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Table 12 - Rate/Volume Analysis
	2011 Compared to 2010			2010 Compared to 2009
	Change Due to(1)			Change Due to(1)
(in thousands)	Volume	Yield/Rate	Net Change	Volume	Yield/Rate	Net Change
Interest earned on:
Taxable loans, net	$(144,986)	(6,915)	(151,901)	(174,336)	20,977	(153,359)
Tax-exempt loans, net(2)	551	(332)	219	(1,084)	1,972	888
Taxable investment securities	11,082	(32,741)	(21,659)	(10,222)	(25,065)	(35,287)
Tax-exempt investment securities(2)	(2,158)	(85)	(2,243)	(2,786)	(14)	(2,800)
Trading account assets	110	(28)	82	(117)	(131)	(248)
Interest earning deposits with banks	4	95	99	(203)	(106)	(309)
Due from Federal Reserve Bank	(1,292)	(34)	(1,326)	4,237	99	4,336
Federal funds sold and securities purchased under resale agreements	(30)	(82)	(112)	(58)	(69)	(127)
FHLB and Federal Reserve Bank stock	(250)	80	(170)	(26)	(114)	(140)
Mortgage loans held for sale	(2,531)	72	(2,459)	(1,826)	(357)	(2,183)
Total interest income	(139,500)	(39,970)	(179,470)	(186,421)	(2,808)	(189,229)

Interest paid on:
Interest bearing demand deposits	(1,005)	(2,735)	(3,740)	412	(2,292)	(1,880)
Money market accounts	(5,004)	(20,749)	(25,753)	(6,370)	(11,587)	(17,957)
Savings deposits	40	(67)	(27)	25	(30)	(5)
Time deposits	(58,771)	(26,153)	(84,924)	(49,150)	(98,928)	(148,078)
Federal funds purchased and securities sold under repurchase agreements	(364)	(493)	(857)	(1,840)	(79)	(1,919)
Other borrowed funds	(1,842)	496	(1,346)	(3,101)	8,310	5,209
Total interest expense	(66,946)	(49,701)	(116,647)	(60,024)	(104,606)	(164,630)
Net interest income	$(72,554)	9,731	(62,823)	(126,397)	101,798	(24,599)

(1)	The change in interest due to both rate and volume has been allocated to the yield/rate component.

(2)	Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35%, in adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.

Non-interest Income
Total non-interest income was $338.9 million in 2011, up $33.5 million or 11.0% compared to 2010. The comparison is impacted by investment securities gains, net. During the third quarter of 2011, Synovus implemented a repositioning of the investment securities portfolio. The primary purpose of this repositioning was to reduce prepayment risk in the MBS portfolio and enhance capital by realizing market premiums on existing securities. This activity resulted in net realized securities gains of $75.0 million recognized during 2011.
The following table shows the principal components of non-interest income.

Table 13 - Non-interest Income
	Years Ended December 31,
(in thousands)	2011	2010	2009
Service charges on deposit accounts	$78,770	105,114	117,751
Fiduciary and asset management fees	45,809	44,142	44,168
Brokerage revenue	26,006	28,184	28,475
Mortgage banking income	20,316	33,334	38,521
Bankcard fees	41,493	41,420	36,139
Investment securities gains (losses), net	75,007	(1,271)	14,067
Other fee income	19,953	21,129	31,200
(Decrease) increase in fair value of private equity investments, net	(1,118)	7,203	1,379
Gain from sale of MasterCard shares	—	—	8,351
Gain from sale of Visa shares	—	—	51,900
Other non-interest income	32,638	26,092	38,719
Total non-interest income	$338,874	305,347	410,670

Impact from Regulatory Reform on Fee Income
During 2010 and 2011, regulations that reduce NSF fees and debit card interchange fee income became effective. On August 1, 2010, Regulation E became effective. This regulation limits the ability of a financial institution to assess an overdraft fee for paying automated teller machine and debit card transactions that overdraw a customer’s account unless the customer affirmatively consents, or opts-in, to the institution’s payment of overdrafts for these transactions. The impact to NSF fees from this regulation for 2011 and 2010 were decreases of approximately $16 million and $5 million, respectively. Also, on January 19, 2011, Synovus implemented certain processing changes as required by regulatory guidance that resulted in a decrease in NSF fees of approximately $13 million for the year ended December 31, 2011.
On October 1, 2011, certain provisions of the Dodd-Frank Act became effective. These provisions, commonly referred to as the “Durbin Amendment,” amended the Electronic Fund Transfer Act and required the Board of Governors of the Federal Reserve System to develop rules that implement, among other things, interchange fee restrictions on debit card transactions. The reduction in debit card interchange fee revenue resulting from these provisions was approximately $5 million in 2011, which represents a full year projected reduction of approximately $17 million in 2012. The 2012 projected reduction is net of expense savings relating to the debit card program which will be implemented in 2012.
While a full replacement of the reduction in revenue from the regulatory reform impacts described above is not expected in 2012, Synovus has developed new fee income strategies to aid in partially offsetting the impact of regulatory reform. Future additional rulemaking or further regulatory changes could impact our ability to execute new strategies to replace fee income. See "Part I - Item 1A. Risk Factors - Regulation of the financial services industry continues to undergo major changes, and future legislation could increase our cost of doing business or harm our competitive position."
Principal Components of Non-Interest Income
Service charges on deposit accounts were $78.8 million in 2011, a decrease of 25.1% from the previous year, and $105.1 million in 2010, a decrease of 10.7% from 2009. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges.
NSF fees were $39.9 million in 2011, a decrease of $20.7 million, or 34.1%, from 2010. This decrease was primarily due to the adoption of Regulation E, discussed above, and other regulatory changes. Account analysis fees were $22.0 million in 2011, down $3.7 million, or 14.3%, compared to 2010. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $16.9 million for 2011, down $2.0 million, or 10.8%, compared to 2010.
Fiduciary and asset management fees are derived from providing estate administration, employee benefit plan administration, personal trust, corporate trust, corporate bond, investment management and financial planning services. Fiduciary and asset management fees were $45.8 million for 2011, an increase of 3.8% from the prior year, and $44.1 million for 2010, a decrease of 0.1% from 2009.
At December 31, 2011, the market value of assets under management was approximately $8.55 billion, a decrease of 4.3% from 2010, and $8.93 billion at December 31, 2010, an increase of 6.4% over 2009. Reported assets under management include approximately $273.4 million and $314.8 million at December 31, 2011 and 2010, respectively, of assets managed for certain Synovus employee retirement plans. Assets under management consist of all assets where Synovus has investment authority. Assets under advisement were approximately $3.19 billion and $3.29 billion at December 31, 2011 and 2010, respectively. Assets under advisement consist of non-managed assets as well as non-custody assets where Synovus earns a consulting fee. Assets under advisement at December 31, 2011 decreased 3.0% from 2010. Total assets under management and advisement were $11.74 billion at December 31, 2011 compared to $12.22 billion at December 31, 2010. Many of the fiduciary and asset management fees charges are based on asset values, and changes in these values directly impact fees earned.
Brokerage revenue was $26.0 million in 2011, a 7.7% decrease from 2010 and $28.2 million in 2010, a 1.0% decrease from 2009. Brokerage revenue consists primarily of brokerage commissions. Brokerage assets were $3.71 billion and $3.92 billion as of December 31, 2011 and 2010, respectively.
Mortgage banking income, net decreased $13.0 million or 39.1% for the year ended December 31, 2011 compared to 2010. Mortgage production volume was $1.21 billion for the year ended December 31, 2011, a decrease of $343.7 million, or 22.2%, compared to 2010. Although rates continued to be at or near historical lows, mortgage origination demand was lower in 2011 due to a fairly stagnant housing market, historical lows in construction activity and a decreased appetite for refinancing loans.
Bankcard fees increased $73 thousand, or 0.2%, for the year ended December 31, 2011 compared to 2010. Bankcard fees consist primarily of credit card interchange fees and debit card interchange fees. Debit card interchange fees were $22.9 million, down 6.3% for the year ended December 31, 2011, compared to 2010. The 2011 fees were impacted by the October 1, 2011 adoption of the Durbin Amendment discussed above. Credit card interchange fees were $19.7 million, up 6.4% for the year ended December 31, 2011 compared to 2010 primarily due to an increase in transaction volume and size.
Other fee income includes fees for letters of credit, safe deposit box fees, access fees for automatic teller machine use, customer swap dealer fees, and other miscellaneous fee-related income. Other fee income decreased $1.2 million, or 5.6%, for the year ended December 31, 2011 compared to 2010 principally due to a decline in fees associated with letters of credit.
The main components of other non-interest income are income from company-owned life insurance policies, insurance commissions, card sponsorship fees, and other miscellaneous items. Other non-interest income increased $6.5 million, or 25.1%, for the year ended December 31, 2011 compared to 2010 primarily due to gains on SBA loan sales and increases in card sponsorship fees.

Non-interest Expense
Non-interest expense for 2011 was $903.8 million, down $105.8 million, or 10.5%, from 2010. The decline was driven by lower expenses in predominately all categories with significant declines in salaries and other personnel expense and lower foreclosed real estate expense, net. Core expenses, which exclude restructuring charges, credit costs, Visa indemnification charge, and amounts from curtailment of post-retirement defined benefit plan, declined $95.3 million, or 11.7%, from 2010. See "Non-GAAP Financial Measures" for applicable reconciliation.
The following table summarizes this data for the years ended December 31, 2011, 2010 and 2009.

Table 14 - Non-interest Expense
	Years Ended December 31,
(in thousands)	2011	2010	2009
Salaries and other personnel expense	$371,148	418,629	425,170
Net occupancy and equipment expense	114,037	122,046	123,105
FDIC insurance and other regulatory fees	59,063	69,480	76,314
Foreclosed real estate expense, net	133,570	163,630	354,269
(Gains) losses on other loans held for sale, net	(2,737)	3,050	1,703
Goodwill impairment	—	—	15,090
Professional fees	40,585	45,554	38,802
Data processing expense	35,757	45,478	45,131
Visa indemnification charge (recovery)	6,038	—	(6,441)
Restructuring charges	30,665	5,538	5,995
Loss (gain) on curtailment of post-retirement defined benefit plan	398	(7,092)	—
Other operating expenses	115,241	143,263	142,151
Total non-interest expense	$903,765	1,009,576	1,221,289

2011 vs. 2010
In January 2011, Synovus announced efficiency initiatives intended to align its operating cost structure with the current size of the organization. The efficiency initiatives were expected to generate expense savings of $75 million in 2011 (or annualized expense savings of $100 million by 2012), primarily through the reduction of approximately 850 positions and from the expected closing of 39 bank branch locations.
During 2011, Synovus completed these initiatives and exceeded the 2011 targeted impact of $75 million of expense savings. These actions consisted primarily of the elimination of approximately 850 positions and the closing of 31 bank branches, The 2011 expense reductions related to these initiatives were a key driver in the total reduction of core expenses of $95.3 million in 2011. These initiatives also resulted in the restructuring charges which are further described below.
Total salaries and other personnel expense declined $47.5 million, or 11.3%, in 2011 compared to 2010. The decline in expense was largely due to the planned reductions in headcount from the implementation of the efficiency initiatives that were announced and implemented in 2011. Total employees were 5,224 at December 31, 2011, down 885, or 14.5%, from 6,109 employees at December 31, 2010.
Net occupancy and equipment expense declined $8 million, or 6.6%, during 2011 with savings realized from the efficiency initiatives, including the closing of 31 branches during 2011.
FDIC insurance and other regulatory fees decreased $10.4 million, or 15.0%, in 2011 compared to 2010 primarily due to a decrease in the assessment base and elimination of the additional assessment collected during 2010 under the FDIC's Transaction Account Guarantee Program.
Foreclosed real estate costs decreased $30.1 million, or 18.4%, in 2011. The decline was the result of a reduction in the level of foreclosures, a reduction in charges related to declines in fair value subsequent to foreclosure, and a reduction in losses on the disposition of foreclosed real estate. For further discussion of foreclosed real estate, see the section captioned “Other Real Estate.”
Data processing expense declined $9.7 million, or 21.4%, in 2011 compared to 2010. The decline was primarily driven by renegotiated and/or terminated provider services.
Restructuring charges of $30.7 million in 2011 are comprised of $17.6 million in severance charges, $5.7 million in asset impairment charges, $3.1 million in lease termination charges, and $4.2 million in professional fees and other charges. For further discussion of restructuring charges, see the section titled “Restructuring Charges.”
Other operating expenses decreased $28.0 million or 19.6% from 2010 due to decreases in credit related expenses, as well as $4.7 million, or 38.2%, decrease in advertising expenses, and decreases in most all other expense categories.
Synovus expects to continue to identify additional efficiency initiatives during 2012, while focusing on a structure that enables the achievement of growth strategies and that best positions its team members and resources to meet customers' needs.

2010 vs. 2009
Total salaries and other personnel expense declined $6.5 million, or 1.5%, in 2010 compared to 2009. Total employees were 6,109 at December 31, 2010, down 276, or 4.3%, from 6,385 employees at December 31, 2009. The decline in expense was largely due to reductions in headcount that resulted from efficiency and expense management initiatives.
FDIC insurance and other regulatory fees decreased $6.8 million, or 9%, in 2010 compared to 2009. The decrease in FDIC insurance and other regulatory fees was primarily due to the FDIC’s 2009 special assessment of $16.2 million. The decline from the 2009 special assessment was somewhat offset by increases in quarterly assessment rates during 2010.
Foreclosed real estate costs decreased $190.6 million in 2010. The decline was related to a reduction in charges related to declines in fair value or reductions in estimated realizable value subsequent to the date of foreclosure. For further discussion of foreclosed real estate, see the section captioned “Other Real Estate.”
Professional fees increased $6.8 million, or 17.4%, in 2010 compared to 2009. The increase in professional fees was primarily driven by professional fees associated with the Charter Consolidation, legal fees associated with certain litigation, and consulting fees associated with Synovus’ three-year strategic plan.
Restructuring charges of $5.5 million in 2010 are comprised of $2.5 million in professional fees and $3 million in severance charges related to efficiency and expense management initiatives. For further discussion of restructuring charges, see the section titled “Restructuring Charges.”
Gain on curtailment of post-retirement defined benefit plan of $7.1 million was recorded during 2010 as a result of Synovus’ amendment to the Synovus Retiree Medical Plan. For further discussion of the Plan amendment and curtailment gain, see Note 23 “Employment Expenses and Benefit Plans.”

Goodwill
At December 31, 2011, goodwill had a carrying value of $24.4 million. The goodwill is associated with two financial management services reporting units; $19.9 million of the goodwill is attributable to a reporting unit that is a provider of investment advisory services. We test goodwill for impairment annually, as of June 30, using a two-step process that begins with an estimation of the fair value of each reporting unit. Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. Goodwill is also tested for impairment on an interim basis as events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is also applied in determining the weightings that are most representative of fair value. The assumptions used in the goodwill impairment assessment and the application of these estimates and assumptions are discussed below.
The first step (Step 1) of impairment testing requires a comparison of each reporting unit's fair value to the carrying fair value to identify potential impairment. At June 30, 2011, we completed the annual goodwill impairment evaluation. The result of the Step 1 process indicated that goodwill at the investment advisory services reporting unit was not impaired, as the fair value of the reporting unit exceeded the respective estimated carrying value; therefore no further testing was required. The estimated fair value of this reporting unit using a weighted approach (income and market approach evenly weighted) was $25.4 million, which exceeded the carrying value of $21.9 million by $3.9 million, or 18%. The key assumptions that drive the fair value of this reporting unit are projected revenue growth, projected EBITDA margin, projected growth in assets under management, and the discount rate. The projected revenue growth incorporates the new business that this reporting unit is expecting to add through its recent partnerships with national platforms, as well as a long-term average of movement in AUM related to equity and fixed income market returns. Additionally, the projected EBITDA margin increases are based on the assumption that the current business platform is very scalable and future increases in AUM/revenue will require minimal incremental expenditures.
Changes in the aforementioned assumptions, including a lower rate of revenue growth than expected and a lower than projected EBITDA margin improvement, could have a negative effect on the fair value of this reporting unit, which in turn could result in an impairment charge to goodwill in future periods.

Mortgage Banking
Synovus’ wholly-owned subsidiary, Synovus Mortgage, originates residential mortgage loans with originations totaling $1.21 billion and $1.55 billion in 2011 and 2010, respectively. Synovus Mortgage offers various types of fixed-rate and adjustable-rate loans for the purposes of purchasing, refinancing, or constructing residential properties. The originated loans are primarily conforming mortgage loans for owner-occupied properties. Conforming loans are loans that are underwritten in accordance with the underwriting standards set forth by government sponsored entities such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These are generally collateralized 1-4 family residential real estate properties and are made to borrowers in good credit standing.
Substantially all of the mortgage loans originated by Synovus Mortgage are sold to third-party purchasers on a servicing released basis, without recourse, or continuing involvement. Each purchaser of Synovus’ mortgage loans has specific guidelines and criteria for sellers of loans, and the risk of credit loss with regard to the principal amount of the loans sold is generally transferred to the purchasers upon sale. While the loans are sold without recourse, the purchase agreements require Synovus Mortgage to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that loans sold were in breach of these representations or warranties, Synovus Mortgage has obligations to either repurchase the loan at the unpaid principal balance and related investor fees or make the purchaser whole for the economic benefits of the loan.
Repurchase Obligations for Mortgage Loans Originated for Sale
Residential mortgage loans originated by Synovus Mortgage are sold to third-party purchasers on a non-recourse and servicing released basis. These loans are originated and underwritten internally by Synovus personnel and are primarily to borrowers in Synovus’ geographic market footprint. These sales are typically effected as as non-recourse loan sales to GSEs and non-GSE purchasers.
Each GSE and non-GSE purchaser has specific guidelines and criteria for sellers of loans, and the risk of credit loss with regard to the principal amount of the loans sold is transferred to the purchasers upon sale. While the loans are sold without recourse, the purchase agreements require Synovus Mortgage to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that loans sold were in breach of these representations or warranties, Synovus Mortgage has obligations to either repurchase the loan at the unpaid principal balance and all interest and fees due or make the purchaser whole for the economic benefits of the loan.
To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with loans originated from 2005 through 2008. From January 1, 2005 through December 31, 2011, Synovus Mortgage originated and sold approximately $6.24 billion of first lien GSE eligible mortgage loans and approximately $2.81 billion of first and second lien non-GSE eligible mortgage loans. The total expense pertaining to losses from repurchases of mortgage loans previously sold, including amounts accrued in accordance with ASC 450, was $4.1 million, $1.3 million, and $713 thousand for the years ended December 31, 2011, 2010, and 2009, respectively. The total accrued liability related to mortgage repurchase claims was $3.3 million and $0.7 million, at December 31, 2011 and 2010, respectively.
Mortgage Loan Foreclosure Practices
At December 31, 2011 and December 31, 2010, Synovus had $3.03 billion and $3.12 billion, respectively of home equity and consumer mortgage loans which are secured by first and second liens on residential properties. Of this amount, approximately $890 million and $905 million, respectively, consists of mortgages relating to properties in Florida and South Carolina which are states in which foreclosures proceed through the courts. To date, foreclosure activity in the home equity and consumer mortgage loan portfolio has been low. Any foreclosures on these loans are handled by designated Synovus personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Based on information currently available, management believes that it does not have significant exposure to faulty foreclosure practices.

Other Loans Held for Sale
During the years ended December 31, 2011, 2010, and 2009, Synovus transferred loans with a carrying value immediately preceding the transfer totaling $681.6 million, $1.36 billion, and $890.5 million respectively, to other loans held for sale. Synovus recognized charge-offs upon transfer on these loans totaling $194.9 million, $405.0 million, and $352.7 million for the years ended December 31, 2011, 2010, and 2009, respectively. These charge-offs which resulted in a new cost basis (fair value less costs to sell) of $486.7 million, $959.3 million, and $537.8 million, respectively, for the loans transferred during the years ended December 31, 2011, 2010, and 2009, were based on the fair value, less estimated costs to sell, of the loans at the time of transfer.

Other Real Estate
The carrying value of ORE was $204.2 million and $261.3 million at December 31, 2011 and 2010 , respectively. During the year ended December 31, 2011 and 2010, $226.9 million and $410.1 million, respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value. During the years ended December 31, 2011, 2010, and 2009, Synovus recognized foreclosed real estate expense, net, of $133.6 million, $163.6 million, and $354.3 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and realized gains or losses resulting from sales transactions totaling $113.4 million, $137.2 million, and $322.3 million for the year ended December 31, 2011, 2010, and 2009, respectively.
ORE is reported at the lower of cost or fair value less estimated selling costs determined on the basis of current appraisals, as well as the re-evaluation of fair value performed on a quarterly basis, including review of comparable sales, and other estimates of fair value obtained principally from independent sources, changes in absorption rates or market conditions from the time of the latest appraisal received, or previous re-evaluation performed, and anticipated sales values considering management's plans for disposition. Additionally, as of December 31, 2011, the ORE carrying value of $204.2 million reflects cumulative write-downs totaling approximately $327 million, or 62% of the related loans' unpaid principal balance.
It is Synovus' objective to dispose of ORE properties in a timely manner and to maximize net sale proceeds. Synovus has a centralized managed assets division, with the specialized skill set to facilitate this objective. While there is not a defined timeline for their sale, these ORE properties are actively marketed through unaffiliated third parties, including real estate brokers and real estate auctioneers. Sales are made on an opportunistic basis, as acceptable buyers and terms are identified. In addition, Synovus also sells ORE properties in bulk asset sales to unaffiliated third parties. In some cases, Synovus is approached by potential buyers of ORE properties or Synovus may contact independent third parties who we believe might have an interest in an ORE property.
Investment Securities Available for Sale
The investment securities portfolio consists principally of debt securities classified as available for sale. Investment securities available for sale provide Synovus with a source of liquidity and a relatively stable source of income. The investment securities portfolio also provides management with a tool to balance the interest rate risk of its loan and deposit portfolios. See Table 16 for maturity and average yield information of the investment securities available for sale portfolio.
The investment strategy focuses on the use of the investment securities portfolio to manage the interest rate risk created by the inherent mismatch between the loan and deposit portfolios. Synovus held the portfolio duration at a relatively constant level for most of 2011 while the average balance of the portfolio increased from the prior year. The average duration of Synovus’ investment securities portfolio was 3.38 years at December 31, 2011 compared to 3.43 years at December 31, 2010. During the third quarter of 2011, Synovus implemented a repositioning of the investment securities portfolio. The primary purpose of this repositioning was to reduce prepayment risk in the mortgage-backed securities portfolio. This was accomplished by selling higher coupon, more prepayment sensitive mortgage-backed securities, and purchasing lower coupon mortgage-backed securities with less prepayment risk. In addition to these actions, Synovus sold selected short duration U.S. Treasury and corporate securities and reinvested the proceeds in moderate duration mortgage-backed securities.
Synovus also utilizes a significant portion of its investment portfolio to secure certain deposits and other liabilities requiring collateralization. At December 31, 2011, approximately $2.48 billion of these investment securities were pledged as required collateral for certain deposits, securities sold under repurchase agreements, payment network arrangements, and FHLB advances. The investment securities are primarily debt securities issued by U.S. government sponsored enterprises and mortgage-backed securities issued by GSEs, both of which have a high degree of liquidity and limited credit risk. A mortgage-backed security depends on the underlying pool of mortgage loans to provide a cash flow pass-through of principal and interest. At December 31, 2011, all of the collateralized mortgage obligations and mortgage-backed pass-through securities held by Synovus were issued or backed by federal agencies or government sponsored enterprises.
As of December 31, 2011 and 2010, the estimated fair value of investment securities available for sale as a percentage of their amortized cost was 102.1% and 103.0%, respectively. The investment securities available for sale portfolio had gross unrealized gains of $79.1 million and gross unrealized losses of $2.8 million, for a net unrealized gain of $76.3 million as of December 31, 2011. The investment securities available for sale portfolio had gross unrealized gains of $110.6 million and gross unrealized losses of $9.5 million, for a net unrealized gain of $101.1 million as of December 31, 2010. Shareholders’ equity included net unrealized gains of $33.6 million and $58.4 million on the available for sale portfolio as of December 31, 2011 and 2010, respectively.
During 2011, the average balance of investment securities available for sale increased to $3.34 billion from $3.11 billion in 2010. Synovus earned a taxable-equivalent rate of 3.24% and 4.25% for 2011 and 2010, respectively, on its investment securities available for sale portfolio. As of December 31, 2011 and 2010, average investment securities available for sale represented 12.63% and 10.54%, respectively, of average interest earning assets.

Table 15 - Investment Securities Available for Sale
	December 31,
(in thousands)	2011	2010
U.S. Treasury securities	$426	257,672
U.S. Government agency securities	40,493	51,791
Securities issued by U.S. Government sponsored enterprises	675,421	862,320
Mortgage-backed securities issued by U.S. Government agencies	285,753	459,838
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,002,006	1,629,445
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	651,500	29,994
State and municipal securities	25,318	50,343
Equity securities	3,759	12,806
Other investments	5,449	86,059
Total	$3,690,125	3,440,268

The calculation of weighted average yields for investment securities available for sale in Table 16 is based on the amortized cost and effective yields of each security. The yield on state and municipal securities is computed on a taxable-equivalent basis using the statutory federal income tax rate of 35%. Maturity information is presented based upon contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 16	Maturities and Average Yields of Investment Securities Available for Sale
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Fair Value
U.S. Treasury securities	$426	—	—	—	—	426
U.S. Government agency securities	—	451	32,139	7,903	—	40,493
Securities issued by U.S. Government sponsored enterprises	17,345	658,076	—	—	—	675,421
Mortgage-backed securities issued by U.S. Government agencies	—	310	238	285,205	—	285,753
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,095	23,176	637,384	1,340,351	—	2,002,006
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	—	164	651,336	—	651,500
State and municipal securities	3,567	11,883	5,220	4,648	—	25,318
Other investments	999	450	—	4,000	—	5,449
Securities with no stated maturity (equity securities)	—	—	—	—	3,759	3,759
Total	$23,432	694,346	675,145	2,293,443	3,759	3,690,125
Average Yield
U.S. Treasury securities	1.62%	—	—	—	—	1.62
U.S. Government agency securities	—	6.44	5.66	4.93	—	5.53
Securities issued by U.S. Government sponsored enterprises	4.65	1.55	—	—	—	1.63
Mortgage-backed securities issued by U.S. Government agencies	—	6.45	4.5	4.22	—	4.22
Mortgage-backed securities issued by U.S. Government sponsored enterprises	3.73	4.21	2.06	3.13	—	2.79
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	—	4.12	2.52	—	2.52
State and municipal securities	6.72	6.57	6.62	5.91	—	6.48
Other investments	6.83	—	—	3.87	—	4.09
Securities with no stated maturity (equity securities)	—	—	—	—	2.38	2.38
Total	4.97%	1.72	2.26	3.09	2.38	2.69

Loans

Table 17 - Loans by Type
	2011		2010
(dollars in thousands)	Total Loans	%(1)	Total Loans	%(1)
Investment properties	$4,557,313	22.7%	$5,059,102	23.4%
1-4 family properties	1,618,484	8.1	2,102,787	9.7
Land acquisition	1,094,821	5.4	1,218,691	5.7
Total commercial real estate	7,270,618	36.2	8,380,580	38.8
Commercial and industrial	8,941,274	44.5	9,264,811	42.9
Home equity lines	1,619,585	8.1	1,648,039	7.7
Consumer mortgages	1,411,749	7.0	1,475,261	6.8
Credit cards	273,098	1.3	284,970	1.3
Other retail loans	575,475	2.9	542,538	2.5
Total retail	3,879,907	19.3	3,950,808	18.3
Deferred fees and costs, net	(11,986)	—	(10,436)	—
Total loans, net of deferred fees and costs	$20,079,813	100.0%	$21,585,763	100.0%

(1) Loan balance in each category expressed as a percentage of total loans, net of deferred fees and costs.

Portfolio Composition

The loan portfolio spreads across five Southeastern states within Synovus’ footprint as presented in the following table.

Table 18 - Loans by State
	December 31, 2011		December 31, 2010
(dollars in thousands)	Total Loans	As a % of Total Loan Portfolio	Total Loans	As a % of Total Loan Portfolio
Georgia(1)	$10,666,542	53.1%	$11,345,896	52.6%
Florida	2,603,167	13.0	2,830,251	13.1
South Carolina	2,730,401	13.6	3,019,120	14.0
Tennessee	873,466	4.3	974,548	4.5
Alabama	3,206,237	16.0	3,415,948	15.8
Total	$20,079,813	100.0%	$21,585,763	100.0%

(1) Atlanta represents $3.60 billion or 17.9% at December 31, 2011 and $3.59 billion or 16.6% at December 31, 2010.

At December 31, 2011, total loans outstanding were $20.08 billion, a decrease of 7.0% from 2010. Average loans decreased 12.3% or $2.91 billion compared to 2010, representing 78.3% of average earning assets and 72.7% of average total assets. The decline in loan balances was driven by sales of distressed loans, charge-offs, and transfers to ORE. Additionally, loan paydowns exceeded new and existing loan fundings by approximately $370.9 million. Positive momentum in the loan pipeline during the second half of 2011, along with reductions in charge-offs and loan sales, contributed to the stabilization of loan balances during the fourth quarter of 2011. Building on the strategy to reduce overall commercial real estate concentrations and grow the C&I loan portfolio, the loan portfolio mix continued to improve with the commercial real estate portfolio representing 36.2% of total loans at December 31, 2011, down from 38.8% a year ago and a peak of approximately 45%.
Commercial Loans
Total commercial loans at December 31, 2011 were $16.21 billion or 80.7% of the total loan portfolio, a decline of $1.43 billion or 8.1% from December 31, 2010. The commercial loan portfolio consists of commercial and industrial loans and commercial real estate loans.
Commercial Real Estate Loans
Total commercial real estate loans, which represent 36.2% of the total loan portfolio at December 31, 2011, were $7.27 billion, a decline of $1.11 billion, or 13.2%, from December 31, 2010. As shown in Table 17, the commercial real estate loan portfolio is diversified among various property types: investment properties, 1-4 family properties, and land acquisition. Commercial real estate loans are primarily originated through Synovus' local market banking divisions. In accordance with Synovus' uniform lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. The commercial real estate loan portfolio at December 31, 2011 and 2010 includes loans in the Atlanta market totaling $1.56 billion and $1.71 billion, respectively, of which $397.5 million and $520.0 million, respectively, represent the combined 1-4 family construction, residential development and land acquisition portfolios. The South Carolina market represents $1.07 billion and $1.31 billion of the total commercial real estate portfolio as of December 31, 2011 and 2010, respectively, of which $319.6 million and $405.4 million, respectively, represent the combined1-4 family construction and residential development and land development portfolios.
Investment Property Loans
Investment property loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Synovus' investment property portfolio is well diversified with no concentration by property type, geography (other than the fact that most of these loans are in Synovus' primary market areas of Georgia, Alabama, Tennessee, South Carolina, and Florida), or tenants. These loans are generally recourse in nature with short-term maturities (three years or less) allowing for restructuring opportunities that reduce Synovus' overall risk exposure. The investment property loans are primarily secured by the property being financed by the loans; however, they may also be secured by real estate or other assets beyond the property being financed. Investment property loans are subject to the same uniform lending policies referenced above, although such loans have historically been underwritten with stressed interest rates and vacancies. In addition, Synovus has placed restrictions on both hotel and shopping center lending. Synovus reviews quarterly all investment property loans of $1 million or more to more closely monitor the performance of the portfolio. Total investment property loans as of December 31, 2011 were $4.56 billion, or 62.7% of the total commercial real estate loan portfolio, and 22.7% of the total loan portfolio, compared to $5.06 billion or, 60.4% of the total commercial real estate loan portfolio, and 23.4% of the total loan portfolio at December 31, 2010.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to homebuilders, commercial mortgage loans to real estate investors, and residential development loans to developers and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. These loans are subject to the same uniform lending policies referenced above. Additionally, underwriting standards for these types of loans include stricter approval requirements as well as more stringent underwriting standards than current regulatory guidelines. Construction and residential development loans are interest-only loans and typically carry maturities of three years or less, and 1-4 family rental properties carry maturities of three to five years, with amortization periods of up to fifteen to twenty years. Given the continued turmoil in the housing and real estate markets, including declining real estate prices in certain markets and high levels of foreclosures, Synovus has actively and successfully reduced its exposure (including its exposure to the Atlanta market) to these types of loans. At December 31, 2011, these loans totaled $1.62 billion, or 22.3% of the total commercial real estate portfolio, and 8.1% of the total loan portfolio, compared to $2.10 billion, or 25.1% of the total commercial real estate portfolio, and 9.7% of the total loan portfolio at December 31, 2010. Total residential construction and development loans (consisting of 1-4 family construction loans and residential development loans) were $641.9 million at December 31, 2011, a decline of $333.3 million or 34.2% from December 31, 2010.

Table 19 - Residential Construction and Development Loans by State
	December 31, 2011
(dollars in thousands)	1-4 Family Construction and Residential Development	% of Total 1-4 Family Construction and Residential Development	1-4 Family Construction and Residential Development NPL	% of 1-4 Family Construction and Residential Development NPL
Georgia(1)	$268,492	41.8%	$61,274	43.9%
Florida	73,615	11.5	31,098	22.3
South Carolina	168,308	26.2	29,830	21.3
Tennessee	12,513	2.0	2,690	1.9
Alabama	119,004	18.5	14,767	10.6
Total	$641,932	100.0%	$139,659	100.0%

	December 31, 2010
(dollars in thousands)	1-4 Family Construction and Residential Development	% of Total 1-4 Family Construction and Residential Development	1-4 Family Construction and Residential Development NPL	% of 1-4 Family Construction and Residential Development NPL
Georgia(2)	$426,155	43.7%	$126,141	56.9%
Florida	121,778	12.5	42,402	19.1
South Carolina	244,409	25.0	40,128	18.1
Tennessee	15,394	1.6	1,514	0.7
Alabama	167,485	17.2	11,399	5.2
Total	$975,221	100.0%	$221,584	100.0%

(1) Atlanta represents $101,892, or 15.9% of total residential construction and development loans, and $27,547, or 19.7% of total residential construction and development NPL’s.
(2) Atlanta represents $169,625, or 17.4% of total residential construction and development loans, and $72,385, or 32.7% of total residential construction and development NPL’s.

Land Acquisition Loans
Land acquisition loans are secured by land held for future development, typically in excess of one year. They have short-term maturities and are typically unamortized. These properties are substantially within the Synovus footprint and generally carry personal guarantees from the principals. They are underwritten based on the loan to value of the collateral and the capacity of the guarantor(s). This portfolio increased during the recession as land loans originally planned for development moved back into inventory for future development. These loans are generally subject to the same uniform lending policies referenced above, and the maximum loan-to-value limit at the time of origination or refinancing is aligned with regulatory requirements. Total land acquisition loans were $1.09 billion at December 31, 2011, or 5.4% of the total loan portfolio, a decline of 10.2% from December 31, 2010.
Commercial and Industrial Loans
The commercial and industrial loan portfolio represents the largest category of Synovus' total loan portfolio. The commercial and industrial loan portfolio is currently concentrated on small to middle market commercial and industrial lending disbursed throughout a diverse group of industries in the Southeast, including health care, finance and insurance, manufacturing, construction, real estate leasing and retail trade. The portfolio is relationship focused and, as a result, Synovus' lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. Commercial and industrial loans are primarily originated through Synovus' local market banking divisions and made to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. These loans are subject to the same uniform lending policies referenced above. Approximately 93% of Synovus' commercial and industrial loans are secured by real estate, business equipment, inventory, and other types of collateral. Total commercial and industrial loans at December 31, 2011 were $8.94 billion, or 44.5% of the total loan portfolio, compared to $9.26 billion, or 42.9% of the total loan portfolio at December 31, 2010, a slight decline of $323.5 million, or 3.5% from 2010.
At December 31, 2011, $3.85 billion, or 43.1% of the total commercial and industrial loans represent loans for the purpose of financing owner-occupied properties. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the real estate. These loans are predominately secured by owner-occupied and other real estate. Other types of collateral securing these loans consist primarily of marketable equipment, marketable inventory, accounts receivable, equity and debt securities, and time deposits.
C&I lending is a key component of Synovus' growth plans and diversification strategy (reducing overall concentration in CRE and growing the percentage of C&I loans relative to the total loan portfolio). Synovus has actively invested in additional expertise, product offerings, and product quality to provide its commercial and industrial clients with increased and enhanced product offerings and customer service. Complementing this investment in C&I growth, Synovus' management continues to focus on streamlining and enhancing Synovus' existing product lines, especially for traditional retail, small business and professional services customers.
While lending to small and mid-sized businesses has been Synovus' traditional focus, in 2010, Synovus formed a Large Corporate Banking Team to provide lending solutions to larger corporate clients in an effort to strengthen, diversify and further drive growth in Synovus' C&I loan portfolio. In conjunction with the formation of the Large Corporate Banking Team, Synovus implemented a strategy to increase the level of participation in loan syndications which has contributed to the funding of approximately $350 million in loan syndications and an additional approximately $200 million in commitments during 2011. During mid-2011, Synovus hired an experienced senior housing lending team. That team funded approximately $140 million of senior housing loans during the last half of 2011.
At December 31, 2011 and 2010, Synovus had 26 and 27 commercial loan relationships, respectively, with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at December 31, 2011 and 2010 was approximately $67 million and $73 million, respectively.
Retail Loans
The retail loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, HELOC, credit card loans, automobile loans, small business loans, and other retail loans. These various types of secured and unsecured retail loans are marketed to qualifying existing clients and to other creditworthy candidates in Synovus' market area. The majority of Synovus' retail loans are consumer mortgages and home equity lines secured by first and second liens on residential real estate primarily located in the markets served by Synovus in Georgia, Florida, South Carolina, Alabama, and Tennessee. In accordance with Synovus' uniform lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight that is proportional to the size and complexity of the lending relationship. Retail loans are subject to the same uniform lending policies referenced above and consist primarily of loans with strong borrower credit scores (most recently measured December 31, 2011 weighted-average FICO scores within the residential real estate portfolio were 751 for HELOC and 736 for Consumer Mortgages), conservative debt-to-income ratios (average debt-to-income ratio of 28.4% at December 31, 2011), utilization rates (total amount outstanding as a percentage of total available lines) of approximately 62% at December 31, 2011, and loan-to-value ratios based upon prudent guidelines to ensure consistency with Synovus' overall risk philosophy. Apart from credit card loans and unsecured loans, Synovus does not originate loans with LTV ratios greater than 100% at origination except for infrequent situations provided that certain underwriting requirements are met. Additionally, at origination, loan maturities are determined based on the borrower's ability to repay (cash flow or earning power of the borrower that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions. Total retail loans as of December 31, 2011 were $3.88 billion, or 19.3% of the total loan portfolio compared to $3.95 billion, or 18.3% of the total loan portfolio at December 31, 2010. Total retail loans declined minimally by $70.9 million, or 1.8%, from December 31, 2010.
Risk levels 1-6 (descending) are assigned based upon risk scores and are considered “pass” ratings. The retail loan portfolio is sent to a consumer credit reporting agency for a refresh of customers' credit scores at least annually to determine ongoing consistency or negative migration in the quality of the portfolio. As part of the refresh most recently updated as of December 31, 2011, revolving lines of credit were reviewed for a material change in financial circumstances and suspended for further advances when warranted.
Sub-prime loans are not a part of the retail lending strategy, and Synovus does not currently develop or offer specific sub-prime, alt-A, no documentation or stated income retail residential real estate loan products. Synovus estimates that, as of December 31, 2011, it has $148.3 million of retail residential real estate loans (4.9% of said portfolio and 0.7% of the total loan portfolio) with FICO scores at origination that were below Fannie Mae and Freddie Mac eligibility thresholds which could be considered sub-prime. While FICO scores are one key indicator of credit risk, Synovus makes retail residential real estate lending decisions based upon a number of key credit risk determinants including FICO scores as well as bankruptcy predictor scores, loan-to-value, and debt-to-income ratios. Through its mortgage subsidiary, Synovus previously originated Fannie Mae alt-A loans with the intent to sell these loans into the secondary market. Synovus no longer originates such loans and as of December 31, 2011 has $1.2 million of such loans remaining on its balance sheet.
Prior to July 2009, Synovus’ loan policy did not specifically prohibit the origination of no documentation or stated income loans as long as such loans were supported by other risk mitigating criteria including, but not limited to, established banking relationship history, significant cash on deposit, and/or compensating loan-to-value or debt-to-income ratios. Since July 2009, as Synovus has continued to tighten its retail residential real estate origination policy, no documentation or stated income loans are permitted to be made only on an exception basis and only if supplemented by the mitigating criteria previously noted. While Synovus does not currently offer specific no documentation or stated income retail residential real estate loan products, loans with these characteristics could have been issued under the previous loan policy or as an exception under the current loan policy, primarily to individuals with existing banking relationships. Synovus does not believe it has originated a significant dollar amount of such loans and does not believe that extending such loans has had a significant negative impact on the credit quality of the portfolio.
At December 31, 2011, weighted average FICO scores within the retail residential real estate portfolio were 751 (HELOC) and 736 (Consumer Mortgages). FICO scores within the retail residential real estate portfolio have remained stable since 2007. Total past dues within the retail residential real estate portfolio as of December 31, 2011 were 0.8% (HELOC) and 2.0% (Consumer Mortgages) compared to 0.9% (HELOC) and 1.6% (Consumer Mortgages) at December 31, 2010. The net charge-off ratios for the year ended December 31, 2011 were 1.8% (HELOC) and 1.6% (Consumer Mortgages) compared to 1.9% (HELOC) and 3.2% (Consumer Mortgages) for the year ended December 31, 2010.
Monitoring of Collateral
Synovus follows a risk-based approach as it relates to the credit monitoring processes for its loan portfolio. Synovus updates the fair value of the real estate collateral securing collateral-dependent impaired loans each calendar quarter, with appraisals usually received on an annual basis, or sooner if appropriate, from an independent unaffiliated certified or licensed appraiser. Management also considers other factors or recent developments, such as selling costs and anticipated sales values considering management’s plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals. Synovus updates the values of collateral that is in the form of accounts receivable, inventory, equipment, and cash surrender value of life insurance policies at least annually and the values of collateral that is in the form of marketable securities and brokerage accounts at least monthly.
It is the Company's policy to obtain, on at least an annual basis, an updated appraisal from an independent, unaffiliated certified or licensed appraiser for loan relationships of $1 million and over when at least one of the loans in the relationship is on non-accrual status. For relationships under $1 million, while independent appraisals are not mandated by the Company's policies, management will obtain such appraisals when considered prudent. For credits that are not on impaired status, Synovus generally obtains an unaffiliated third-party appraisal of the value of the real estate collateral prior to each loan renewal. Additionally, if conditions warrant (e.g., loans that are not considered impaired but exhibit a higher or potentially higher risk), Synovus engages an unaffiliated appraiser to reappraise the value of the collateral on a more frequent basis. Examples of circumstances that could warrant a new appraisal on an existing performing credit include instances where local market conditions where the real estate collateral is located have deteriorated, the collateral has experienced damage (fire, wind damage, etc.), the lease or sell-out of the collateral has not met the original projections, and the net operating income of the collateral has declined. In circumstances where the collateral is no longer considered sufficient, Synovus seeks to obtain additional collateral. Examples of adjustments made quarterly to appraised values include broker's commission, unpaid real estate taxes, attorney's fees, other estimated costs to dispose of the property, known damage to the property, known declines in the net operating income of the property or rent rolls, as well as third-party market data.

Table 20 - Five Year Composition of Loan Portfolio
	December 31,
	2011		2010		2009		2007		2007
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial
Commercial, financial, and agricultural	$5,088,420	25.3%	$5,267,861	24.4%	$6,003,735	23.7%	$6,747,928	24.2%	$6,420,689	24.2%
Owner occupied	3,852,854	19.2	3,996,950	18.5	4,443,611	17.5	4,499,339	16.1	4,226,707	16.0
Real estate — construction	2,381,728	11.9	3,112,919	14.4	5,171,398	20.4	7,295,727	26.1	8,022,179	30.3
Real estate — mortgage	4,888,890	24.3	5,267,661	24.4	5,571,442	21.9	5,024,640	18.0	3,877,808	14.6
Total commercial	16,211,892	80.7	17,645,391	81.7	21,190,186	83.5	23,567,634	84.4	22,547,383	85.1
Retail
Real estate — mortgage	3,031,334	15.1	3,123,300	14.5	3,352,972	13.3	3,488,524	12.5	3,211,625	12.1
Retail loans — credit card	273,098	1.3	284,970	1.3	294,126	1.2	295,055	1.0	291,149	1.1
Retail loans — other	575,475	2.9	542,538	2.5	565,132	2.1	606,347	2.2	494,591	1.9
Total retail	3,879,907	19.3	3,950,808	18.3	4,212,230	16.6	4,389,926	15.7	3,997,365	15.1
Total loans	20,091,799		21,596,199		25,402,416		27,957,560		26,544,748
Deferred fees and costs, net	(11,986)	-	(10,436)	-	(19,348)	(0.1)	(37,383)	(0.1)	(46,163)	(0.2)
Total loans, net of deferred fees and costs	$20,079,813	100.0%	$21,585,763	100.0%	$25,383,068	100.0%	$27,920,177	100.0%	$26,498,585	100.0%

(1) Loan balance in each category expressed as a percentage of total loans, net of deferred fees and costs.

Table 21 below shows the maturity of selected loan categories as of December 31, 2011. Also provided are the amounts due after one year classified according to the sensitivity in interest rates. Actual repayments of loans may differ from the contractual maturities reflected therein because borrowers have the right to prepay obligations with and without prepayment penalties. Additionally, the refinancing of such loans or the potential delinquency of such loans could create differences between the contractual maturities and the actual repayment of such loans.

Table 21 - Loan Maturity and Interest Rate Sensitivity Table
	December 31, 2011
(in thousands)	One Year Or Less	Over One Year Through Five Years	Over Five Years	Total
Selected loan categories:
Commercial, financial, and agricultural	$2,400,537	2,184,937	502,947	5,088,421
Real estate-construction	1,348,159	1,017,971	15,598	2,381,728
Total	$3,748,696	3,202,908	518,545	7,470,149
Loans due after one year:
Having predetermined interest rates				1,686,878
Having floating or adjustable interest rates				2,034,574
Total				3,721,452

Credit Quality
Synovus continuously monitors credit quality and maintains an allowance for loan losses that management believes is sufficient to absorb probable and estimable losses inherent in the loan portfolio. Synovus continues to address problem assets and reduce future exposures through asset dispositions as well as timely monitoring of expected losses on problem loans through review of current market data. The specific reserves, ORE valuation allowances, and cumulative write-downs on NPAs (non-performing loans which are also referred to as non-accruing loans, ORE, and impaired loans held for sale) as a percentage of unpaid principal balance related to all NPAs at December 31, 2011 was approximately 43%, compared to 47% at December 31, 2010.

Synovus continues to decrease the level of distressed assets through dispositions. During 2011 and 2010, Synovus completed sales of distressed assets with total carrying values of $702.5 million and $1.22 billion, respectively. Asset sales in 2011 were comprised of $193.1 million of residential real estate loans and ORE properties, $246.1 million of investment real estate loans and ORE properties, and $263.3 million of loans and ORE properties which are primarily comprised of owner occupied commercial and industrial loans and land acquisition loans.
In the second quarter of 2009, the Company began its asset disposition strategy, which centers around disposition of distressed assets, as a proactive measure in managing the loan portfolio. Subsequent to the implementation of the asset disposition strategy, Synovus entered into the Synovus MOU. The Synovus MOU was in alignment with the existing asset disposition strategy, including managing various asset quality and regulatory capital ratios. The asset disposition strategy is still in place today. Net charge-offs have been, and continue to be recorded as a direct result of this program. Net charge-offs recorded during the three years ended December 31, 2011, 2010 and 2009 related to this strategy were approximately $711 million. See Tables 23 and 24 for further details regarding the Company's net charge-off activity.
Total credit costs (provision for loan losses plus other credit costs which consist primarily of foreclosed real estate expense, net, provision for loan losses on unfunded commitments, and charges related to other loans held for sale) for the years ended December 31, 2011 and 2010 were $568.1 million and $1.33 billion, respectively, including provision for loan losses on loans of $418.8 million and $1.13 billion, respectively, and expenses related to foreclosed real estate of $133.6 million and $163.6 million, respectively. Total credit costs declined $761.6 million or 57.3% from 2010, primarily driven by a decrease in provision for loan losses of $712.5 million or 63.0% from 2010.
Synovus believes that the best predictor of future credit costs is the level of NPL inflows which have been trending in a positive direction from the peak of $939.0 million in the first quarter of 2009. As detailed in the table below, NPL inflows for 2011 were $948.8 million, a decline of $638.3 million or 40.2%, compared to $1.59 billion in 2010.

Table 22 - NPL Inflows by Portfolio Type
	December 31,
(in thousands)	2011	2010
Investment properties	$158,048	310,619
1-4 family properties	191,277	533,413
Land acquisition	197,186	244,752
Total commercial real estate	546,511	1,088,784
Commercial and industrial	291,112	369,241
Retail	111,178	129,125
Total	$948,801	1,587,150

Provision for Loan Losses and Allowance for Loan Losses
The provision for loan losses is the charge to operating earnings necessary to maintain an adequate allowance for loan losses. Through the provision for loan losses, Synovus maintains an allowance for losses on loans that management believes is adequate to absorb probable losses inherent in the loan portfolio. However, future additions to the allowance may be necessary based on changes in economic conditions, as well as changes in assumptions regarding a borrower’s ability to pay and/or collateral values. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review the allowance for loan losses. Based on their judgments about information available to them at the time of their examination, such agencies may require Synovus to recognize additions to the allowance for loan losses.
The allowance for loan losses at December 31, 2011 was $536.5 million or 2.67% of total loans, compared to $703.5 million or 3.26% of total loans at December 31, 2010. The provision for loan losses for the year ended December 31, 2011 was $418.8 million, a decrease of $712.5 million or 63.0% compared to the prior year.
The decrease in the provision for loan losses from 2010 to 2011, and the decrease in the allowance for loan losses as of December 31, 2011, compared to December 31, 2010, as noted above, are due to continued improvement in credit quality trends during 2011, as well as improvement in credit quality indicators at year-end 2011, as compared to year-end 2010, including:

•	Reduced net loan charge-offs by $785.6 million or 57.3% from $1.37 billion in 2010 to $585.8 million in 2011.

•	Reduced NPL inflows by $638.3 million or 40.2% from $1.59 billion in 2010 to $948.8 million in 2011.

•	Reduced loans rated special mention by $414.1 million or 16.5% from $2.50 billion at December 31, 2010 to $2.09 billion at December 31, 2011.

•	Reduced loans rated accruing substandard by $564.3 million or 32.4% from $1.74 billion at December 31, 2010 to $1.18 billion at December 31, 2011.

•	Continued migration in the mix of the loan portfolio to reduced levels of higher credit risk loan types.
Total net charge-offs were $585.8 million, or 2.84% of average loans for 2011, a decrease of $785.6 million or 57.3%, compared to $1.37 billion or 5.82% for 2010. Net charge-offs declined primarily as a result of lower mark-to-market expenses, decreased costs related to NPL inflows, and a decrease in losses on distressed asset dispositions. It is expected that charge-offs will continue to show significant improvement. The residential construction and development portfolio (component of the 1-4 family category) represented $80.9 million, or 13.8% of total net charge-offs for 2011. Net charge-offs in this portfolio also decreased by $317.4 million, or 79.7%, from 2010 levels. The South Carolina market and Atlanta market represented $14.2 million and $19.1 million, respectively, or a combined 41.1% of the total residential construction and development net charge-offs for 2011.
The following tables show net charge-offs by geography and type for the years ended December 31, 2011 and December 31, 2010.

Table 23 - Net Charge-offs by Geography
	December 31,
(in thousands)	2011	2010
Georgia(1)	$283,578	735,823
Florida	126,368	164,723
South Carolina	112,698	398,280
Tennessee	21,329	30,776
Alabama	41,875	41,850
Total	$585,848	1,371,452

(1) Atlanta represents $103,062 and $239,814 at December 31, 2011 and 2010, respectively.

Table 24 - Net Charge-offs by Loan Type
	December 31,
(in thousands)	2011	2010
Investment properties	$134,049	334,072
1-4 family properties	132,005	453,669
Land for future development	92,639	203,717
Total commercial real estate	358,693	991,458
Commercial and industrial	156,930	271,449
Retail	70,225	108,545
Total	$585,848	1,371,452

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
Allocation of the Allowance for Loan Losses
Table 26 shows a five year comparison of the allocation of the allowance for loan losses. The allocation of the allowance for loan losses is based on certain loss factors which could differ from the specific amounts or loan categories in which charge-offs may ultimately occur.
The allowance for loan losses to non-performing loans coverage was 60.76% at December 31, 2011 compared to 78.91% at December 31, 2010. This ratio is impacted by collateral-dependent impaired loans which have no allowance for loan losses as the estimated losses on these credits have been charged-off. Therefore, a more meaningful allowance for loan losses coverage ratio is the allowance to non-performing loans excluding collateral-dependent impaired loans for which there is no related allowance for loan losses which was 124.04% at December 31, 2011 compared to 192.60% at December 31, 2010. This ratio declined as a result of an increase in non-performing loans that carried a reserve, combined with the decrease in the allowance for loan losses.
Commercial loans had an allocated allowance of $434.0 million, a decrease of $142.0 million, or 24.7%, from the prior year. Commercial, financial, and agricultural loans had an allocated allowance of $117.5 million or 2.3% of loans in the respective category at December 31, 2011 compared to $154.1 million, or 2.9%, at December 31, 2010. Over the past year, these loans have experienced an improvement in the level of losses over on loans that default. The allocated allowance for owner occupied loans was $67.4 million, or 1.8% of loans in the respective category at December 31, 2011 compared to $67.9 million, or 1.7% at December 31, 2010.
At December 31, 2011, the allocated component of the allowance for loan losses related to commercial real estate construction loans was $145.4 million, down 26.3% from $197.3 million in 2010. As a percentage of commercial real estate construction loans, the allocated allowance in this category was 6.1% at December 31, 2011 compared to 6.3% the previous year-end. As a percentage of total land acquisition loans, the allowance for loan losses in this category was 6.6% compared to approximately 7.4% of total loans in the prior year. Commercial real estate mortgage loans had an allocated allowance of $103.7 million or 2.1% of loans in the respective category at December 31, 2011 compared to $156.6 million or 3.0% at December 31, 2010.
The unallocated allowance is 0.24% and 0.39% of total loans at December 31, 2011 and 2010, respectively. The unallocated component of the allowance for loan losses is considered necessary to provide for certain qualitative environmental and economic factors that affect the probable loss inherent in the Company's total loan portfolio.
The qualitative factors included in the determination of the unallocated component of the allowance for loan losses include the following:
•economic conditions;
•changes in the experience, ability, and depth of lending management and loan review staff;
•changes in the loan origination and monitoring policies and procedures;
•changes in the volume and trend of impaired loans and past-due loans;
•changes in concentrations and volume and nature of loan growth;

•	risk of grading not keeping pace with the speed and depth of deterioration in economic conditions, particularly related to identifying special-mention credits;
•estimated risk associated with the deterioration in the fair value of collateral supporting Synovus' loans;

•and other external impacts (as may be applicable).
Qualitative factors could have a significant impact on the inherent risk of loss in the Company's loan portfolio. The unallocated allowance for loan losses at December 31, 2011 is $48.0 million or 8.9% of the total allowance for loan losses. This represents a reduction of $36.1 million from the unallocated allowance for loan losses at December 31, 2010 of $84.1 million or 12.0% of the allowance for loan losses at that date. This decline is primarily due to reduced volatility in loan grading, as the pace and depth of the deterioration in economic conditions is no longer causing continuous and rapid declines in loan grades. For example, accruing substandard loans, which increased from $1.46 billion at December 31, 2009 to $1.74 billion at December 31, 2010, declined to $1.18 billion at December 31, 2011. Additionally, special mention loans, declined from $2.50 billion at December 31, 2010 to $2.09 billion at December 31, 2011, a 16.5% decline. Further positively impacting the unallocated allowance for loan losses at December 31, 2011 were general improvements in loan monitoring management and policies.
A substantial number of Synovus' loans are secured by real estate located in five Southeastern states (Georgia, Alabama, Florida, South Carolina, and Tennessee). Accordingly, the ultimate collectability of a substantial part of Synovus' loan portfolio is susceptible to changes in market conditions in these areas. Based on current information and market conditions, management believes that the allowance for loan losses is adequate.
A summary by loan category of loans charged off, recoveries of loans previously charged off, and additions to the allowance through provision for loan losses is presented in Table 25.

Table 25 - Allowance for Loan Losses – Summary of Activity by Loan Type
	December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Allowance for loan losses at beginning of year	$703,547	943,725	598,301	367,613	314,459
Loans charged off
Commercial:
Commercial, financial, and agricultural	123,314	228,570	242,843	95,186	35,443
Owner occupied	52,820	58,691	67,347	11,803	1,347
Real estate — construction	223,026	719,032	913,032	311,716	61,055
Real estate — mortgage	161,271	294,494	153,741	28,640	13,318
Total commercial	560,431	1,300,787	1,376,963	447,345	111,163
Retail:
Real estate — mortgage	56,839	86,069	79,016	20,014	6,964
Retail loans — credit card	13,598	18,937	20,854	13,213	8,172
Retail loans — other	8,846	12,130	15,773	5,699	4,910
Total retail	79,283	117,136	115,643	38,926	20,046
Total loans charged off	639,714	1,417,923	1,492,606	486,271	131,209
Recoveries of loans previously charged off
Commercial:
Commercial, financial, and agricultural	16,398	13,527	12,321	9,219	7,735
Owner occupied	2,806	2,285	1,817	397	119
Real estate — construction	17,880	16,056	10,140	2,673	1,713
Real estate — mortgage	7,724	6,012	3,632	1,035	471
Total commercial	44,808	37,880	27,910	13,324	10,038
Retail:
Real estate — mortgage	5,082	3,385	1,846	1,138	894
Retail loans — credit card	1,893	2,095	1,161	1,557	1,669
Retail loans — other	2,083	3,111	1,514	1,057	1,554
Total retail	9,058	8,591	4,521	3,752	4,117
Recoveries of loans previously charged off	53,866	46,471	32,431	17,076	14,155
Net loans charged off	585,848	1,371,452	1,460,175	469,195	117,054
Provision for loan losses	418,795	1,131,274	1,805,599	699,883	170,208
Allowance for loan losses at end of year	$536,494	703,547	943,725	598,301	367,613
Allowance for loan losses to loans, net of deferred fees and costs	2.67%	3.26	3.72	2.14	1.39
Ratio of net loans charged off to average loans outstanding, net of deferred fees and costs	2.84%	5.82	5.37	1.71	0.46

Table 26 - Allocation of Allowance for Loan Losses
	December 31,
	2011		2010		2009		2008		2007
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial
Commercial, financial, and agricultural	$117,450	25.3%	$154,115	24.4%	$137,031	24.1%	$126,695	24.2%	$94,741	24.2%
Owner occupied	67,438	19.2	67,943	18.5	72,002	18.1	39,276	16.1	29,852	16.0
Real estate — construction	145,421	11.9	197,337	14.4	379,618	20.5	247,151	26.1	116,791	30.3
Real estate — mortgage	103,673	24.3	156,586	24.4	216,840	20.8	80,172	18.0	41,737	14.6
Total commercial	433,982	80.7	575,981	81.7	805,491	83.5	493,294	84.4	283,121	85.1

Retail
Real estate — mortgage	36,813	15.1	25,937	14.5	34,860	13.2	27,656	12.5	27,817	12.1
Retail loans — credit card	12,870	1.3	12,990	1.3	15,751	1.2	11,430	1.0	10,900	1.1
Retail loans — other	4,831	2.9	4,551	2.5	6,701	2.2	5,766	2.2	8,017	1.9
Total retail	54,514	19.3	43,478	18.3	57,312	16.6	44,852	15.7	46,734	15.1
Deferred fees and costs, net	—	—	—	—	—	(0.1)	—	(0.1)	—	(0.2)
Unallocated	47,998	—	84,088	—	80,922	—	60,155	—	37,758	—
Total allowance for loan losses	$536,494	100%	$703,547	100%	$943,725	100%	$598,301	100%	$367,613	100%

(1) Loan balance in each category expressed as a percentage of total loans, net of deferred fees and costs.
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
As a percentage of total loans outstanding, loans 90 days past due and still accruing interest were 0.07% and 0.08% at December 31, 2011 and December 31, 2010 respectively. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments.

Table 27 - Selected Credit Quality Metrics
	December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Non-performing loans(1)	$883,021	891,622	1,555,776	920,506	340,656
Impaired loans held for sale(2)	30,156	127,365	36,816	3,527	—
Other real estate	204,232	261,305	238,807	246,121	101,487
Non-performing assets(3)	$1,117,409	1,280,292	1,831,399	1,170,154	442,143
Net charge-offs	$585,848	1,371,452	1,460,175	469,195	117,054
Net charge-offs/average loans	2.84%	5.82	5.37	1.71	0.46
Loans 90 days past due and still accruing	$14,520	16,222	19,938	38,794	33,663
As a % of loans	0.07%	0.08	0.08	0.14	0.13
Total past due loans and still accruing	$149,442	176,756	262,446	362,538	270,496
As a % of loans	0.74%	0.82	1.03	1.30	1.02
Restructured loans (accruing)	$668,472	464,123	213,552	1,202	1,427
Allowance for loan losses	536,494	703,547	943,725	598,301	367,613
Allowance for loan losses as a % of loans	2.67%	3.26	3.72	2.14	1.39
Non-performing loans as a % of total loans	4.40	4.13	6.13	3.30	1.29
Non-performing assets as a % of total loans, other loans held for sale, and ORE	5.50	5.83	7.14	4.15	1.66
Allowance to non-performing loans	60.76	78.91	60.66	65.00	107.91
Collateral-dependent impaired loans(4)	$620,910	636,390	1,021,038	421,034	264,902

(1)  Allowance and cumulative write-downs on non-performing loans as a percentage of unpaid principal balance at December 31, 2011 was approximately 34% compared to 45% at December 31, 2010.
(2) Represent only the impaired loans that have been specifically identified to be sold. Impaired loans held for sale are carried at the lower of cost or fair value determined on a liquidation basis.
(3) Allowance and cumulative write-downs on non-performing assets as a percentage of unpaid principal balance at December 31, 2011 was approximately 43% compared to 47% at December 31, 2010.
(4) Collateral-dependent impaired loans for which there was no associated reserve were $432.3 million December 31, 2011 and $526.3 million as of December 31, 2010.

Non-performing assets decreased $162.9 million, or 12.7%, to $1.12 billion at December 31, 2011, compared to $1.28 billion at December 31, 2010. Total non-performing assets as a percentage of loans, other loans held for sale, and other real estate decreased to 5.50% as of December 31, 2011, compared to 5.83% as of December 31, 2010. The decrease in non-performing assets was driven by lower inflows and charge-offs.
As shown on Table 29, 1-4 family property loans represent $197.6 million, or 22.4% of total non-performing loans at December 31, 2011. Additionally, investment properties represent 10.8% and land acquisition loans represent 26.5%, respectively, of total non-performing loans at December 31, 2011. At December 31, 2011, non-performing loans in the Atlanta market totaled $260.1 million while non-performing loans in the South Carolina market totaled $135.6 million. Together, this represents 44.8% of total non-performing loans.
Other real estate totaled $204.2 million at December 31, 2011 which represented a $57.1 million decrease from year-end 2010. While Synovus transferred a significant amount of properties into other real estate during 2011, asset dispositions including sales of $220.1 million of other real estate properties contributed to the decline from the prior year. Residential real estate represented 60.1% and 61.1% of the other real estate total at December 31, 2011 and 2010, respectively. The Atlanta and South Carolina markets represented 38.3% and 38.0% of other real estate at December 31, 2011 and 2010, respectively.
The table below shows the non-performing asset ratio by state.

Table 28 - Non-performing Assets Ratio by State
	December 31,
	2011	2010
Georgia	5.58%	6.03
Florida	8.59	8.65
South Carolina	5.66	6.25
Tennessee	3.18	3.81
Alabama	3.33	3.21
Consolidated	5.50%	5.83

(1) Atlanta's non-performing assets ratio was 8.90% and 10.46% at December 31, 2011 and 2010, respectively.

At December 31, 2011, all states except Alabama showed an improvement in their respective non-performing asset ratios due to lower levels of inflows and asset dispositions. While non-performing assets in Alabama were $107.5 million at December 31, 2011, a slight decline of $3.3 million from year-end 2010, the ratio was impacted by a 6.1% decline in total loans in 2011.
The following table shows the composition of the loan portfolio and non-performing loans classified by loan type as of December 31, 2011 and 2010. The commercial real estate category is further segmented into the various property types determined in accordance with the purpose of the loan. Commercial real estate, which represents 36.2% of total loans, is diversified among many property types. These include commercial investment properties, 1-4 family properties, and land acquisition.
The largest component of the commercial real estate portfolio (62.7% of the commercial real estate portfolio), commercial investment properties, is also well diversified. No category of commercial investment properties exceeds 5% of the total loan portfolio. 1-4 family properties include 1-4 family construction, commercial 1-4 family mortgages, and residential development loans. These properties are further diversified geographically; approximately 15% of 1-4 family property loans are secured by properties in the Atlanta market and approximately 18% are secured by properties in the South Carolina market. The final commercial real estate loan category, land acquisition, represents less than 6% of total loans.

Table 29 - Composition of Loan Portfolio and Non-performing Loans
	December 31, 2011		December 31, 2010
Loan Type	Loans as a Percentage of Total Loans Outstanding	Non-performing Loans as a Percentage of Total Non-performing Loans	Loans as a Percentage of Total Loans Outstanding	Non-performing Loans as a Percentage of Total Non-performing Loans
Investment properties	22.7%	10.8	23.4	12.3
1-4 family properties	8.1	22.4	9.7	33.4
Land acquisition	5.4	26.5	5.7	22.9
Total commercial real estate	36.2	59.7	38.8	68.6
Commercial and industrial loans	44.5	30.3	42.9	23.7
Home equity lines	8.1	2.8	7.7	2.0
Consumer mortgages	7.0	6.5	6.8	5.1
Credit cards	1.3	—	1.3	—
Other retail loans	2.9	0.7	2.5	0.6
Total retail	19.3	10.0	18.3	7.7
Deferred fees and costs, net	—	—	—	—
Total	100.0%	100.0	100.0	100.0

Management continuously monitors non-performing and past due loans to mitigate further deterioration regarding the condition of these loans. Potential problem loans are defined by management as certain performing loans with a well-defined weakness where there is information about possible credit problems of borrowers which causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans consist of substandard accruing loans but exclude loans 90 days past due and still accruing interest and substandard accruing troubled debt restructurings, which are reported separately. Management’s decision to include performing loans in the category of potential problem loans indicates that management has recognized a higher degree of risk associated with these loans. In addition to accruing loans 90 days past due and accruing restructured loans, Synovus had $779.6 million of potential problem commercial loans at December 31, 2011 compared to $1.44 billion at December 31, 2010. Management’s current expectation of probable losses from potential problem loans is included in the allowance for loan losses, and management cannot predict at this time whether these potential problem loans ultimately will become non-performing loans or result in losses. The trend of potential problem commercial loans has been declining and is down 58.3%, or $1.09 billion from the peak in the third quarter of 2010, and approximately $100 million of the decline is a result of these loans now being reported as accruing troubled debt restructurings. At December 31, 2011, the allowance for loan losses allocated to these potential problem loans was $103.1million compared to $191.5 million at December 31, 2010.

Table 30 – Potential Problem Commercial Loans
(in thousands)	December 31, 2011	December 31, 2010
Investment properties	$138,317	330,611
1-4 family properties	109,450	258,460
Land acquisition	169,884	297,945
Total commercial real estate	417,651	887,016
Commercial and industrial	361,953	550,365
Total potential problem commercial loans	$779,604	1,437,381

Special mention loans have potential weaknesses that deserve management's close attention but are not adversely classified and do not expose Synovus to sufficient risk to warrant an adverse classification. At December 31, 2011, there were $2.09 billion of special mention loans ($1.18 billion of commercial real estate loans and $909.3 million of commercial and industrial loans) compared to $2.50 billion ($1.43 billion of commercial real estate loans and $1.08 billion of commercial and industrial loans) at December 31, 2010, a decrease of $414.1 million, or 16.5% from 2010. Special mention and substandard accruing loans in the residential C&D and land acquisition category declined $327.0 million, or 36.7% from $890.9 million in 2010 to $564.0 million in 2011.

Troubled Debt Restructurings
When borrowers are experiencing financial difficulties, the Company may, in order to assist the borrowers in repaying the principal and interest owed to the Company, make certain modifications to the loan agreement. All loan modifications are evaluated for troubled debt restructuring (TDR) classification. In accordance with ASU 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, a TDR is defined as a modification with a borrower that is experiencing financial difficulties, and the Company has granted a financial concession that it would not normally make.
All TDR's are considered to be impaired loans, and the amount of impairment, if any, is determined in accordance with ASC 310-10-35, Accounting By Creditors for Impairment of a Loan-an amendment of FASB Statements No. 5, ASC 450-20, and No. 15, ASC 310-40.

Concessions provided by the Company in a TDR are primarily in the form of providing a below market interest rate given the borrower's credit risk, a period of time generally less than one year with a reduction of required principal and/or interest payments (e.g., interest only for a period of time), or extension of the maturity of the loan generally for less than one year.

Insignificant periods of reduction of principal and/or interest payments, or one time deferrals of 3 months or less, are generally not considered to be financial concessions. Further, it is generally the Company's practice not to defer principal and/or interest for more than 12 months.

These types of concessions may be made during the term of a loan or upon the maturity of a loan, in which the borrower is experiencing financial difficulty, as a loan renewal.

Renewals of loans made to borrowers experiencing financial difficulties are evaluated for TDR designation by determining if concession(s) are being granted, including consideration of whether the renewed loan has an interest rate that is at market, given the credit risk related to the loan.
Non-accruing TDRs may generally be returned to accrual status if there has been a period of performance, usually at least a six month sustained period of repayment performance by the borrower. Consistent with regulatory guidance, a TDR will generally no longer be reported as a TDR after a period of performance and after the loan was reported as a TDR at a year-end reporting date, and if at the time of the modification the interest rate was at market, considering the credit risk associated with the borrower.
In April 2011, the FASB issued ASU 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, which was effective for the first interim or annual period beginning on or after June 15, 2011. On July 1, 2011, Synovus adopted the provisions of ASU 2011-02, and as required, applied the provisions of the ASU to all modifications and renewals that have occurred since January 1, 2011. Synovus often increases or maintains the interest rate upon renewal of a commercial loan, including renewals of loans involving borrowers experiencing financial difficulties. Prior to the adoption of ASU 2011-02, the interest rate on such renewals were generally not considered by Synovus to be concessionary and were not considered TDRs. The market interest rate concept in ASU 2011-02 states that if a borrower does not otherwise have access to funds at a market interest rates for debt with characteristics similar to those of the restructured debt, the restructuring would be considered to be at a below-market rate, which indicates that the lender may have granted a concession. This component of ASU 2011-02 resulted in an increase of approximately $190 million in loans identified as TDRs upon adoption of ASU 2011-02.
Table 31 shows accruing TDRs by loan type as of December 31, 2011 and 2010. At December 31, 2011 and 2010, the allowance for loan losses allocated to these accruing restructured loans was $60.7 million and $54.9 million, respectively. The increase in accruing restructured loans since the prior year is primarily related to the adoption of ASU 2011-02. Accruing restructured loans are not considered non-performing because they are performing in accordance with the restructured terms. At December 31, 2011, approximately 98% of accruing restructured loans were current, and 45.2% or $302.4 million, of accruing restructured loans were graded as pass (12.6%) or special mention loans (32.6%). At December 31, 2011, troubled debt restructurings (accruing and non-accruing) were $882.4 million, an increase of $310.2 million compared to December 31, 2010.

Table 31 - Accruing TDRs by Loan Type
	December 31, 2011		December 31, 2010
(dollars in thousands)	Total	%	Total	%
Investment properties	$206,627	30.9%	$178,790	38.5%
1-4 family properties	134,774	20.2	56,118	12.1
Land acquisition	81,244	12.1	69,979	15.1
Total commercial real estate	422,645	63.2	304,887	65.7
Commercial and industrial	206,289	30.9	154,469	33.3
Home equity lines	6,741	1.0	2,892	0.6
Consumer mortgages	31,096	4.6	1,796	0.4
Credit cards	—	—	—	—
Other retail loans	1,701	0.3	79	—
Total retail	39,538	5.9	4,767	1.0
Total loans, net of deferred fees and costs	$668,472	100.0%	$464,123	100.0%

Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the relative composition of deposits for 2011 and 2010. See Table 11 for information on average deposits including average rates paid in 2011, 2010, and 2009.

Table 32 - Composition of Deposits
(dollars in thousands)	2011	%(1)	2010	%(1)
Non-interest bearing demand deposits	$5,366,868	23.9%	$4,298,372	17.5%
Interest bearing demand deposits	3,613,060	16.1	3,860,157	15.7
Money market accounts, excluding brokered deposits	6,542,448	29.2	6,798,092	27.8
Savings deposits	515,038	2.3	480,184	2.0
Time deposits, excluding brokered deposits	4,591,164	20.5	5,911,150	24.1
Brokered deposits	1,783,174	8.0	3,152,349	12.9
Total deposits	22,411,752	100.0	24,500,304	100.0
Core deposits(2)	20,628,578	92.0	21,347,955	87.1
Core deposits excluding time deposits(2)	$16,037,414	71.6%	$15,436,805	63.0%

(1) Deposits balance in each category expressed as percentage of total deposits. (2) See reconciliation of “Non-GAAP Financial Measures” in this Report.
Total deposits at December 31, 2011 decreased $2.09 billion, or 8.5% from December 31, 2010. The decline in total deposits was driven primarily by a planned reduction of brokered deposits and a continued wind-down of the Shared Deposits program. Total core deposits excluding time deposits at December 31, 2011 grew $600.6 million, or 3.9% from December 31, 2010 and non-interest bearing demand deposits as a percentage of total deposits increased to 23.9% at December 31, 2011 from 17.5% at December 31, 2010. See reconciliation of “Non-GAAP Financial Measures” in this Report.
Time deposits of $100,000 and greater at December 31, 2011 and 2010 were $4.14 billion and $6.36 billion, respectively, and included brokered time deposits of $1.56 billion and $2.76 billion, respectively. Please refer to Table 33 for the maturity distribution of time deposits of $100,000 or more. These larger deposits represented 18.5% and 26.0% of total deposits at December 31, 2011 and 2010, respectively, and contained brokered time deposits which represented 7.0% and 11.3% of total deposits at December 31, 2011 and 2010, respectively.
Prior to the Charter Consolidation, a component of Synovus’ deposit growth was through the offering of Shared Deposit products. The Charter Consolidation resulted in the inability to offer the Shared Deposit products in the future. Customers holding Shared CD balances retained these deposits on a fully insured basis until their maturity. As these Shared CDs matured, overall balances in this product have declined. As of December 31, 2011, remaining balances in Shared Deposit products were $127.8 million, down from $690.9 million at December 31, 2010.
Following the Charter Consolidation, management developed a strategic plan to diversify Synovus’ funding sources and reduce reliance on volatile funding sources including brokered deposits and Shared Deposit products. The strategic initiatives implemented by management have reduced Synovus’ dependence on brokered deposits and Shared Deposit products primarily through:

•	allowing partial runoff of maturing brokered deposits,

•	reducing utilization of brokered money market accounts,

•	reduction of Shared Deposit balances as the program expires, and

•	maintaining and enhancing local market core deposit base.
At December 31, 2011, brokered deposits represented 8.0% of Synovus’ total deposits compared to 12.9% at December 31, 2010.

Table 33 - Maturity Distribution of Time Deposits of $100,000 or More
(in thousands)	December 31, 2011
3 months or less	$993,617
Over 3 months through 6 months	768,238
Over 6 months through 12 months	1,281,830
Over 12 months	1,095,519
Total outstanding	$4,139,204

Liquidity
Liquidity represents the extent to which Synovus has readily available sources of funding needed to meet the needs of depositors, borrowers and creditors; to support asset growth; fund deposit withdrawals; maintain reserve requirements; and to otherwise sustain operations of Synovus, its Synovus Bank and other subsidiaries, at a reasonable cost, on a timely basis, and without adverse consequences. ALCO monitors Synovus' economic, competitive, and regulatory environment and is responsible for measuring, monitoring, and reporting on liquidity and funding risk, interest rate risk, and market risk and has the authority to create policies relative to these risks. ALCO, operating under liquidity and funding policies approved by the Board of Directors, actively analyzes contractual and anticipated cash flows in order to properly manage Synovus’ liquidity position.
Contractual and anticipated cash flows are analyzed under normal and stressed conditions to determine forward looking liquidity needs and sources. Synovus analyzes liquidity needs under various scenarios of market conditions and corporate operating performance. This analysis includes stress testing and measures expected sources and uses of funds under each scenario. Emphasis is placed on maintaining numerous sources of current and potential liquidity in order for the company to meet its obligations to depositors, borrowers, and creditors on a timely basis.
Liquidity is generated through maturities and repayments of loans by customers, maturities and sales of investment securities, deposit growth, and access to sources of funds other than deposits. Management constantly monitors and maintains appropriate levels of liquidity so as to provide adequate funding sources to meet estimated customer deposit withdrawals and future loan requests. Liquidity is also enhanced by the acquisition of new deposits. Each of the banking divisions monitors deposit flows and evaluates alternate pricing structures in an effort to retain and grow deposits. Customer confidence is a critical element in growing and retaining deposits. In this regard, Synovus’ asset quality could play a larger role in the stability of the deposit base. In the event asset quality declines significantly from its current level, the ability to grow and retain deposits could be diminished, which in turn could reduce deposits as a liquidity source.
At December 31, 2011, Shared CD balances totaled $127.8 million. Synovus continues to pursue retention of Shared CD balances at maturity; however, there can be no assurance that a significant portion of these deposits will remain on deposit at Synovus Bank. While the possibility of this deposit outflow is a potential liquidity risk, this risk has diminished as remaining Shared deposit balances have declined. Retention of significant liquid assets, primarily in the form of interest bearing funds with the Federal Reserve, should enable Synvous Bank to mitigate liquidity risks related to any outflow of these deposits at their maturity.
As a result of the Dodd-Frank Act, effective as of December 31, 2010, unlimited FDIC insurance coverage for non-interest bearing demand transaction accounts was extended through December 31, 2012. This component of the Dodd-Frank Act served to extend unlimited insurance coverage which was initially established by the TAGP. Under current law, insurance coverage for non-interest bearing demand deposits will decline to a level of $250,000 per depositor after December 31, 2012. Currently, Synovus has a significant customer base which maintain non-interest bearing demand deposit balances that would exceed the insurance threshold after 2012 if this unlimited insurance coverage is not extended. Synovus' ability to retain these deposits would depend on numerous factors, including general economic conditions and the operating performance and credit quality of Synovus. As this represents a potential liquidity risk, Synovus expects to maintain an above average level of liquidity sources to mitigate such risk and to continue to monitor this risk throughout 2012. See "Part I - Item 1A. Risk Factors - Regulation of the financial services industry continues to undergo major changes, and future legislation could increase our cost of doing business or harm our competitive position."
Synovus Bank also generates liquidity through the national deposit markets. Synovus Bank issues longer-term certificates of deposit across a broad geographic base to increase its liquidity and funding position. Access to these deposits could become more limited if Synovus Bank’s asset quality and financial performance were to significantly deteriorate. Synovus Bank has the capacity to access funding through its membership in the FHLB System. At December 31, 2011, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.
In addition to bank level liquidity management, Synovus must manage liquidity at the Parent Company for various operating needs including capital infusions into subsidiaries, the servicing of debt, and the payment of dividends to shareholders and payment of general corporate expenses. The primary source of liquidity for Synovus consists of dividends from Synovus Bank which is governed by certain rules and regulations of the GA DBF and FDIC. Dividends from Synovus Bank in 2010 were $43.9 million. During 2011, Synovus Bank did not pay dividends to the Parent Company. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality and overall condition. Synovus may not receive dividends from Synovus Bank in 2012, which could adversely affect liquidity. See “Part I - Item 1A. Risk Factors - We may be unable to access historical and alternative sources of liquidity, which could adversely affect our overall liquidity” in this Report. Synovus Bank is currently subject to a memorandum of understanding that prohibits it from paying any cash dividends to the Parent Company without regulatory approval. Additionally, GA DBF rules and related statutes contain restrictions on payments of dividends. See “Part I- Item 1. Business - Supervision, Regulation and Other Matters - Dividends” in this Report. Synovus Bank is currently required to maintain regulatory capital levels in excess of minimum well-capitalized requirements, primarily as a result of non-performing asset levels. Due to these requirements, Synovus could be required to contribute additional capital to Synovus Bank, which could adversely affect liquidity at the Parent Company.
On February 13, 2012, the Parent Company issued $300 million aggregate principal amount of 7.875% senior notes due February 15, 2019 (“the 2019 Senior Notes”) in a public offering for aggregate proceeds of $292.8 million, net of discount and debt issuance costs. Concurrent with this offering, Synovus announced a cash tender offer (“Tender Offer”) for any and all of its outstanding 4.875% subordinated notes due February 15, 2013 (“the 2013 Notes”), with a total principal amount outstanding of approximately $206.8 million. Approximately $145.6 million of the 2013 Notes were tendered by the early tender deadline of February 21, 2012 (“the Early Tender Deadline”), and Synovus paid total consideration of $145.6 million for these notes. Holders of the 2013 notes who did not tender by the Early Tender Deadline have until March 6, 2012 to tender their 2013 Notes. Holders who tender their 2013 Notes after February 21, 2012 but at or before March 6, 2012 will receive $970 per $1,000 principal amount of the 2013 Notes tendered. The Tender Offer was, and additional tenders will be, funded from a portion of the net proceeds of the 2019 Senior Notes described herein.
Synovus’ Parent Company has historically enjoyed a solid reputation in the capital markets and has historically been able to raise funds in the form of either short or long-term borrowings or equity issuances, including the public offerings completed in September 2009, May 2010, and February 2012. However, in light of the current regulatory environment, market conditions, and Synovus’ financial performance and related credit ratings, there can be no assurance that Synovus would be able to obtain additional new borrowings or issue additional equity on favorable terms, if at all. Synovus will continue to identify, consider, and pursue additional strategic initiatives to further strengthen its liquidity position as deemed necessary.
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
The following table summarizes Synovus’ contractual cash obligations at December 31, 2011.

Table 34 - Contractual Cash Obligations
	Payments Due After December 31, 2011
(in thousands)	1 Year or Less	Over 1 - 3 Years		4 - 5 Years	After 5 Years	Total
Long-term debt	$379,947	459,232	*	188,216	475,950	1,503,345
Capital lease obligations	525	1,068		949	3,504	6,046
Operating leases	30,017	50,093		36,254	213,331	329,695
Total contractual cash obligations	$410,489	510,393		225,419	692,785	1,839,086

* Includes $221,869 principal and interest relating to the to 2013 Notes. See "Liquidity" section in this Report for a discussion of the Tender Offer for these notes.

Capital Resources

Synovus has always placed great emphasis on maintaining a solid capital base and continues to satisfy applicable regulatory capital requirements. Management is committed to maintaining a capital level sufficient to assure shareholders, customers, and regulators that Synovus is financially sound.
The following table presents certain ratios used to measure Synovus’ capitalization.

Table 35 – Capital Ratios
(dollars in thousands)	December 31, 2011	December 31, 2010
Tier 1 capital
Synovus Financial Corp.	$2,780,774	2,909,912
Synovus Bank	2,950,329	2,914,871
Tier 1 common equity
Synovus Financial Corp.	1,824,493	1,962,529
Total risk-based capital
Synovus Financial Corp.	3,544,089	3,742,599
Synovus Bank	3,219,480	3,198,728
Tier 1 capital ratio
Synovus Financial Corp.	12.94%	12.79
Synovus Bank	13.87	13.07
Tier 1 common equity ratio
Synovus Financial Corp.	8.49	8.63
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	16.49	16.45
Synovus Bank	15.14	14.34
Leverage ratio
Synovus Financial Corp.	10.08	9.44
Synovus Bank	10.82	9.57
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	6.81	6.73

(1) See reconciliation of “Non-GAAP Financial Measures” in this Report.
As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. The capital measures used by the federal banking regulators include the total risk-based capital ratio, Tier 1 risk-based capital ratio, and the leverage ratio. Synovus Bank is a state-chartered bank under the regulations of the GA DBF. Under applicable regulations, Synovus Bank is well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure. However, even if Synovus Bank satisfies all applicable quantitative criteria to be considered well-capitalized, the regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. In June 2010, Synovus Bank entered into a memorandum of understanding with the FDIC and the GA DBF agreeing to maintain a minimum leverage ratio of 8% and a minimum total risk-based capital to risk-weighted assets ratio of 10%. Management believes that, as of December 31, 2011, Synovus and Synovus Bank meet all capital requirements to which they are subject.
Synovus has experienced significant credit losses in recent years, primarily as a result of an extended period of economic downturn impacting all segments of the United States economy. While the level of credit losses has declined significantly from the peak with most credit quality measures continuing to improve, current levels of credit losses and non-performing assets are still elevated compared to historical levels. The cumulative effect of these credit losses over recent years has negatively impacted Synovus' capital position. As a result, Synovus has completed a number of steps to strengthen its capital position as described below. Synovus continuously and actively manages capital including forecasting and stress testing for both expected and more adverse economic conditions and will pursue additional strategies designed to bolster its capital position when and as deemed necessary. If credit losses and credit deterioration exceed management's current expectations, they could adversely impact Synovus' capital ratios.
During 2008, 2009, and 2010, Synovus completed several public offerings and other capital actions which are described below.
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
Management currently believes, based on current internal capital analyses and earnings projections, that Synovus' capital position is adequate to meet current regulatory minimum capital requirements. However, Synovus continues to actively monitor economic conditions, evolving industry capital standards, and changes in regulatory standards and requirements, and engages in regular discussions with its regulators regarding capital at both Synovus and Synovus Bank. As part of its ongoing management of capital, Synovus will continue to identify, consider, and pursue additional strategic initiatives to bolster its capital position as deemed necessary, including strategies in connection with any future repayment of Synovus' obligations under the CPP.
Short-term Borrowings
The following table sets forth certain information regarding federal funds purchased and securities sold under repurchase agreements, the principal components of short-term borrowings.

Table 36 - Short-term Borrowings
(dollars in thousands)	2011	2010	2009
Balance at December 31,	$313,757	499,226	475,062
Weighted average interest rate at December 31,	0.24%	0.30	0.53
Maximum month end balance during the year	$452,903	543,690	1,580,259
Average amount outstanding during the year	389,583	480,700	918,735
Weighted average interest rate during the year	0.27%	0.40	0.42

Income Tax Expense
Income tax expense attributable to continuing operations amounted to $1.3 million for the year-ended December 31, 2011, compared to an income tax benefit of $15.2 million in 2010 and an income tax benefit of $172.0 million in 2009. The 2011 effective income tax rate was (2.2)% compared to 1.8% and 10.7% in 2010 and 2009, respectively. The income tax expense attributable to discontinued operations is reflected as a component of “income from discontinued operations, net of income taxes" in the consolidated financial statements of operations. See Note 25 to the consolidated financial statements for a detailed analysis of income taxes.
Synovus reported a net deferred tax asset, before the valuation allowance, of $823.6 million compared to $776.7 million at December 31, 2010. Of this amount, $265.2 million was generated from temporary differences of which the majority relates to the provision for loan losses. This component does not have a set expiration date as the temporary differences have not yet reduced taxable income. The remaining net deferred tax asset balance, before valuation allowance, of $558.4 million relates to tax net operating loss deductions and state income tax credits that must be carried forward. The majority of these tax carryforwards have set expiration dates, typically 15 or 20 years, from the date they are originally generated. Synovus currently expects that approximately $21 million of its net deferred tax assets will expire before they can be realized. The majority of these deferred tax assets relate to state income tax credits that have various expiration dates through the tax year 2016.
Synovus expects to record minimal to no tax expense when reporting pre-tax profits in the future because reductions to the DTA valuation allowance will be recognized offsetting current tax expense. Reversal of the DTA valuation allowance balance is subject to considerable judgment. However, Synovus expects to reverse substantially all (or approximately $800.4 million of the current balance of $821.4 million) of the DTA valuation allowance once it has demonstrated a sustainable return to profitability, perhaps at the point it has significantly improved credit quality and experienced consecutive profitable quarters coupled with a forecast of sufficient continuing profitability. This reversal could occur as a single event or over a period of time depending upon the level of forecasted taxable income, the degree of probability related to realizing the forecasted taxable income, and the estimated risk related to credit quality. In that event, there will remain limitations on the ability to include the deferred tax assets for regulatory capital purposes. Pursuant to regulatory requirements, as taxes paid in carryback periods are exhausted, financial institutions must deduct from Tier I capital the greater of (1) the amount by which net deferred tax assets exceed what they would expect to realize within one year or (2) the amount by which the net deferred tax assets exceeds 10% of Tier I capital.
The U.S. Administration is seeking to lower the current 35% corporate income tax rate. If the corporate income tax rate is lowered, it could adversely impact our ability to recover the deferred tax asset balance.
In April 2010, the Synovus Board of Directors approved a shareholder rights plan designed to preserve Synovus' substantial tax assets. This plan was ratified by Synovus' shareholders in April 2011. This plan is similar to tax benefit preservation plans adopted by other public companies with significant tax attributes whose ability to realize such benefit may become restricted by an ownership change under IRC Section 382. Synovus' tax attributes include net operating losses, tax credit carryforwards, reversing temporary differences as reflected in deferred tax assets, before valuation allowance and certain built-in losses that it could utilize in certain circumstances to offset taxable income and reduce its federal income tax liability.
An "ownership change", as defined under Section 382 of the IRC and related Internal Revenue Service pronouncements, substantially limits a company's ability to use its tax attributes. In general, an ownership change would occur if Synovus' "5-percent shareholders," as defined under Section 382, collectively increase their ownership in Synovus by more than 50 percentage points over a rolling three-year period. The shareholder rights plan is designed to reduce the likelihood that Synovus experiences such an ownership change by deterring acquisitions that would increase the holdings of existing 5-percent shareholders or cause any person or group to become a 5-percent shareholder. 5-percent shareholders generally do not include certain institutional holders, such as mutual fund companies, that hold Synovus equity securities on behalf of several individual mutual funds where no single fund owns 5 percent or more of Synovus equity securities.

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

Parent Company
The Parent Company’s assets, primarily its investment in subsidiaries, are funded, for the most part, by shareholders’ equity. It also utilizes short-term and long-term debt. The Parent Company is responsible for providing the necessary funds to strengthen the capital of its subsidiaries, acquire new businesses, fund internal growth, pay corporate operating expenses, and pay dividends to its shareholders. These operations have historically been funded by dividends and fees received from subsidiaries, and borrowings from outside sources. However, as a result of the challenging economic conditions, dividends from subsidiaries were significantly lower in 2011, 2010, and 2009 than in previous years. Additionally, the Parent Company was required to provide higher levels of capital infusions to subsidiaries during 2010 and 2009. Thus, Synovus has taken a number of steps to strengthen its capital and liquidity positions as described below.
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
On November 5, 2009, Synovus completed an exchange offer ("Exchange Offer") of $29,820,000 in aggregate principle amount of its outstanding 4.875% Subordinated Notes Due 2013 (the "2013 Notes"). The Notes exchanged in the Exchange Offer represent 12.6% of the $236,570,000 aggregate principal amount of the Notes outstanding prior to the Exchange Offer. Pursuant to the terms of the the Exchange Offer, Synovus issued 9.44 million shares of Synovus' common stock as consideration for the Notes. The Exchange Offer resulted in a pre-tax gain of $6.1 million which was recorded as a component of other non-interest income in 2009.
During 2010, the Parent Company undertook additional initiatives to increase its capital including a public offering of 293,250,000 shares of common stock, and 13,800,000 units of tMEDS. The common stock and tMEDS offerings, which were completed on May 4, 2010, generated aggregate proceeds of $1.10 billion, net of issuance costs.
On February 13, 2012, Synovus issued $300 million aggregate principal amount of 7.875% senior notes due February 15, 2019 (“the 2019 Senior Notes”) in a public offering for aggregate proceeds of $292.8 million, net of discount and debt issuance costs. Concurrent with this offering, Synovus announced a cash tender offer (“Tender Offer”) for any and all of its outstanding 4.875% subordinated notes due February 15, 2013 (“the 2013 Notes”), with a total principal amount outstanding of approximately $206.8 million. Approximately $145.6 million of the 2013 Notes were tendered by the early tender deadline of February 21, 2012 (“the Early Tender Deadline”), and Synovus paid total consideration of $145.6 million for these notes. Holders of the 2013 notes who did not tender by the Early Tender Deadline have until March 6, 2012 to tender their 2013 Notes. Holders who tender their 2013 Notes after February 21, 2012 but at or before March 6, 2012 will receive $970 per $1,000 principal amount of the 2013 Notes tendered. The Tender Offer was, and additional tenders will be, funded from a portion of the net proceeds of the 2019 Senior Notes described herein.
Recently Issued Accounting Standards
See Note 1 to our Consolidated Financial Statements included elsewhere in this Report.

Non-GAAP Financial Measures
The measures entitled pre-tax, pre-credit costs income; core expenses; core deposits; core deposits excluding time deposits; the tangible common equity to tangible assets ratio; tangible book value per common share; and the tangible common equity to risk-weighted assets are not measures recognized under U.S. GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures are income (loss) before income taxes, total non-interest expense, total deposits, the ratio of total common shareholders’ equity to total assets, book value per common share; and the ratio of total common shareholders’ equity to risk-weighted assets, respectively.
Management uses these non-GAAP financial measures to assess the performance of Synovus’ core business and the strength of its capital position. Synovus believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist investors in evaluating Synovus’ operating results, financial strength and capital position. These non-

GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures at other companies. Pre-tax, pre-credit costs income is a measure used by management to evaluate core operating results exclusive of credit costs as well as certain non-core income and expenses such as investment securities gains and restructuring charges. Core expenses are measures used by management to gauge the success of expense management initiatives focused on reducing recurring controllable operating costs. Core deposits and core deposits excluding time deposits are measures used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. The tangible book value per common share is a measure used by management and investment analysts to evaluate the market value of Synovus’ common stock. The tangible common equity to tangible assets ratio and the tangible common equity to risk-weighted assets ratio are used by management and investment analysts to assess the strength of Synovus’ capital position. The computations of these measures are set forth in the table below.

Table 37 - Reconciliation of Non-GAAP Financial Measures
	December 31,
(dollars in thousands, except share data)	2011	2010	2009	2008	2007
Tangible Common Equity Ratios
Total risk-weighted assets	$21,486,822	22,748,532	26,781,973	32,106,501	31,505,022
Total assets	27,162,845	30,093,148	32,831,418	35,786,269	33,064,481
Goodwill	(24,431)	(24,431)	(24,431)	(39,521)	(519,138)
Other intangible assets, net	(8,525)	(12,434)	(16,649)	(21,266)	(28,007)
Tangible assets	$27,129,889	30,056,283	32,790,338	35,725,482	32,517,336
Total shareholders’ equity	$2,827,452	2,997,918	2,851,041	3,787,158	3,441,590
Goodwill	(24,431)	(24,431)	(24,431)	(39,521)	(519,138)
Other intangible assets, net	(8,525)	(12,434)	(16,649)	(21,266)	(28,007)
Series A Preferred Stock	(947,017)	(937,323)	(928,207)	(919,635)	—
Tangible common equity	$1,847,479	2,023,730	1,881,754	2,806,736	2,894,445
Tangible equity units	(260,084)	(260,122)	—	—	—
Tangible common equity excluding tangible equity units	1,587,395	1,763,608	1,881,754	2,806,736	2,894,445
Common shares outstanding	785,295	785,263	489,828	330,334	329,868
Book value per common share	2.06	2.29	3.93	8.68	10.43
Tangible book value per common share	2.02	2.25	3.84	8.50	8.77
Total shareholders’ equity to total assets ratio	10.41%	9.96	8.68	10.58	10.41
Tangible common equity to tangible assets ratio	6.81	6.73	5.74	7.86	8.90
Tangible common equity to risk-weighted assets ratio	8.60	8.90	7.03	8.74	9.19
Core Deposits and Core Deposits Excluding Time Deposits
Total deposits	$22,411,752	24,500,304	27,433,533	28,617,179	24,959,816
Brokered deposits	(1,783,174)	(3,152,349)	(5,039,328)	(6,338,078)	(3,752,543)
Core deposits	20,628,578	21,347,955	22,394,205	22,279,101	21,207,273
Time deposits	(4,591,164)	(5,911,150)	(7,597,738)	(8,809,429)	(6,837,570)
Core deposits excluding time deposits	$16,037,414	15,436,805	14,796,467	13,469,672	14,369,703
Pre-tax, Pre-credit Costs Income
(Loss) income before income taxes	$(59,532)	(849,170)	(1,605,908)	(660,806)	520,035
Add: Provision for loan losses	418,795	1,131,274	1,805,599	699,883	170,208
Add: Other credit costs (1)	149,293	198,426	380,984	162,786	22,355
Add: Goodwill impairment	—	—	15,090	479,617	—
Add: Restructuring costs	30,665	5,538	5,995	16,125	—
(Subtract)/Add: Investment securities (gains) losses, net	(75,007)	1,271	(14,067)	(45)	(980)
Less: Loss (gain) on curtailment of post-retirement benefit	398	(7,092)	—	—	—
Add (Subtract): Net litigation contingency expense (recovery)	6,038	—	4,059	(17,473)	36,800
Less: Gain on sale/redemption of Visa shares	—	—	(51,900)	(38,542)	—
Pre-tax, pre-credit costs income	$470,650	480,247	539,852	641,545	748,418
Core Expenses
Total non-interest expense	$903,765	1,009,576	1,221,289	1,456,056	830,343
Less: Other credit costs(1)	(149,293)	(198,426)	(380,984)	(162,786)	(22,355)
Less: Restructuring charges	(30,665)	(5,538)	(5,995)	(16,125)	—
Add: Gain on curtailment of post-retirement benefit	(398)	7,092	—	—	—
Less: Net litigation contingency (expense) recovery	(6,038)	—	(4,059)	17,473	(36,800)
Less: Goodwill impairment expense	—	—	(15,090)	(479,617)	—
Core expenses	$717,371	812,704	815,161	815,001	771,188

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
The magnitude and velocity of rate changes among the various asset and liability groups exhibit different characteristics for each possible interest rate scenario; additionally, customer loan and deposit preferences can vary in response to changing interest rates. Simulation modeling enables Synovus to capture the expected effect of these differences. Synovus is also able to model expected changes in the shape of interest rate yield curves for each rate scenario. Simulation also enables Synovus to capture the effect of expected prepayment level changes on selected assets and liabilities subject to prepayment.
Synovus’ rate sensitivity position is indicated by selected results of net interest income simulations. In these simulations, Synovus has modeled the impact of a gradual increase in short-term interest rates of 100 and 200 basis points to determine the sensitivity of net interest income for the next year. Due to short-term interest rates being at or near 0% at this time, only rising rate scenarios have been modeled. As illustrated in Table 38, the net interest income sensitivity model indicates that, compared with a net interest income forecast assuming stable rates, net interest income is projected to increase by 2.0% and increase by 2.7% if interest rates increased by 100 and 200 basis points, respectively. These changes were within Synovus’ policy limit of a maximum 5% negative change.
The measured interest rate sensitivity indicates a moderately asset sensitive position over the next year, which could serve to improve net interest income in a rising interest rate environment. The actual realized change in net interest income would depend on several factors, some of which could serve to diminish or eliminate the asset sensitivity noted above. Market conditions and their resulting impact on loan, deposit, and wholesale funding pricing and volumes would be a primary risk to the projected interest rate sensitivity and a primary determinant in the realized level of net interest income. These risks include, but are not limited to, higher than projected pressure on deposit pricing due to market competition or a greater than projected rate of customer migration to higher cost deposits, such as certificates of deposit.
Synovus is also subject to market risk in certain of its fee income business lines. Financial management services revenues, which include trust, brokerage, and financial planning fees, can be affected by risk in the securities markets, primarily the equity securities market. A significant portion of the fees in this unit are determined based upon a percentage of asset values. Weaker securities markets and lower equity values have an adverse impact on the fees generated by these operations. Trading account assets, maintained to facilitate brokerage customer activity, are also subject to market risk. This risk is not considered significant, as trading activities are limited and subject to risk policy limits. Mortgage banking income is also subject to market risk. Mortgage loan originations are sensitive to levels of mortgage interest rates and therefore, mortgage banking income could be negatively impacted during a period of rising interest rates. The extension of commitments to customers to fund mortgage loans also subjects Synovus to market risk. This risk is primarily created by the time period between making the commitment and closing and delivering the loan. Synovus seeks to minimize this exposure by utilizing various risk management tools, the primary of which are forward sales commitments and best efforts commitments.

Table 38 - Twelve Month Net Interest Income Sensitivity
Change in Short-term Interest Rates (in basis points)	Estimated Change in Net Interest Income As of December 31,
	2011	2010
+200	2.7%	1.5
+100	2.0	1.7
Flat	—%	—

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
Interest rate derivative contracts utilized by Synovus include end-user hedges, all of which are designated as hedging specific assets or liabilities. These hedges are executed and managed in coordination with the overall interest rate risk management function. Management believes that the utilization of these instruments can provide greater financial flexibility and efficiency in managing interest rate risk.
As of December 31, 2011, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk. The notional amount of interest rate swap contracts utilized as part of overall interest rate risk management as of December 31, 2010 was $150 million. The notional amount represents the amount on which calculations of interest payments to be exchanged are based.
Entering into interest rate derivatives contracts potentially exposes Synovus to the risk of counterparties' failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. This credit risk is normally a small percentage of the notional amount and fluctuates based on changes in interest rates. Synovus analyzes and approves credit risk for all potential derivative counterparties prior to execution of any derivative transaction. Synovus assesses the ongoing credit risk of its dealer counterparties by regularly monitoring publicly available credit rating information and other market indicators. Synovus seeks to limit credit risk by dealing with highly-rated counterparties and by obtaining collateralization for exposures above certain predetermined limits.
A summary of these interest rate contracts and their terms at December 31, 2010 is included in Note 18 to the consolidated financial statements. The fair value (net unrealized gains and losses) of these contracts has been recorded on the consolidated balance sheets.
During 2011, a total of $150 million in notional amounts of interest rate contracts matured. A total notional amount of $465 million of interest rate contracts matured in 2010 and $200 million were terminated. Interest rate contracts contributed additional net interest income of $18.4 million and a 7 basis point increase in the net interest margin for 2011. For 2010, interest rate contracts contributed additional net interest income of $25.2 million and a 9 basis point increase to the net interest margin. Although Synovus has no outstanding interest rate swap contracts, amortization of previously terminated interest rate swap contracts is expected to add $8.3 million to net interest income in 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Synovus Financial Corp.:
We have audited the accompanying consolidated balance sheets of Synovus Financial Corp. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the balance sheets of Synovus Financial Corp. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synovus Financial Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Atlanta, Georgia
February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Synovus Financial Corp.:
We have audited Synovus Financial Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Synovus Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Synovus Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synovus Financial Corp. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Atlanta, Georgia
February 29, 2012

Synovus Financial Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2011	2010
ASSETS
Cash and cash equivalents	$510,423	389,021
Interest bearing funds with Federal Reserve Bank	1,567,006	3,103,896
Interest earning deposits with banks	13,590	16,446
Federal funds sold and securities purchased under resale agreements	158,916	160,502
Trading account assets, at fair value	16,866	22,294
Mortgage loans held for sale, at fair value	161,509	232,839
Other loans held for sale	30,156	127,365
Investment securities available for sale, at fair value	3,690,125	3,440,268
Loans, net of deferred fees and costs	20,079,813	21,585,763
Allowance for loan losses	(536,494)	(703,547)
Loans, net	19,543,319	20,882,216
Premises and equipment, net	486,923	544,971
Goodwill	24,431	24,431
Other intangible assets, net	8,525	12,434
Other real estate	204,232	261,305
Other assets	746,824	875,160
Total assets	$27,162,845	30,093,148
LIABILITIES AND EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$5,366,868	4,298,372
Interest bearing deposits, excluding brokered deposits	15,261,710	17,049,583
Brokered deposits	1,783,174	3,152,349
Total deposits	22,411,752	24,500,304
Federal funds purchased and securities sold under repurchase agreements	313,757	499,226
Long-term debt	1,364,727	1,808,161
Other liabilities	245,157	260,910
Total liabilities	24,335,393	27,068,601
Equity
Shareholders’ equity:
Series A Preferred Stock – no par value. Authorized 100,000,000 shares; 967,870 issued and outstanding at December 31, 2011 and 2010	947,017	937,323
Common stock - $1.00 par value. Authorized 1,200,000,000 shares; issued 790,988,880 at December 31, 2011 and 790,956,289 at December 31, 2010; outstanding 785,295,428 at December 31, 2011 and 785,262,837 at December 31, 2010	790,989	790,956
Additional paid-in capital	2,241,171	2,293,264
Treasury stock, at cost – 5,693,452 shares at both December 31, 2011 and December 31, 2010	(114,176)	(114,176)
Accumulated other comprehensive income	21,093	57,158
Accumulated deficit	(1,058,642)	(966,607)
Total shareholders’ equity	2,827,452	2,997,918
Non-controlling interest in subsidiaries	—	26,629
Total equity	2,827,452	3,024,547
Total liabilities and equity	$27,162,845	30,093,148
See accompanying notes to consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2011	2010	2009
Interest income:
Loans, including fees	$1,019,036	1,170,941	1,323,942
Investment securities available for sale:
U.S. Treasury securities	18,986	36,381	65,095
U.S. Government agency securities	2,715	3,749	352
Mortgage-backed securities	83,073	85,904	96,441
State and municipal securities	1,425	2,933	4,786
Equity securities	24	22	23
Other investments	2,105	2,675	2,247
Trading account assets	925	843	1,091
Mortgage loans held for sale	6,195	8,654	10,837
Other loans held for sale	381	249	45
Federal funds purchased and securities sold under repurchase agreements	117	229	356
Interest on Federal Reserve Bank balances	6,660	7,986	3,650
Interest earning deposits with banks	114	15	324
Total interest income	1,141,756	1,320,581	1,509,189
Interest expense:
Deposits	173,885	288,327	456,247
Federal funds purchased and securities sold under repurchase agreements	1,063	1,921	3,841
Long-term debt	42,654	44,000	38,791
Total interest expense	217,602	334,248	498,879
Net interest income	924,154	986,333	1,010,310
Provision for loan losses	418,795	1,131,274	1,805,599
Net interest income (expense) after provision for loan losses	505,359	(144,941)	(795,289)
Non-interest income:
Service charges on deposit accounts	78,770	105,114	117,751
Fiduciary and asset management fees	45,809	44,142	44,168
Brokerage revenue	26,006	28,184	28,475
Mortgage banking income	20,316	33,334	38,521
Bankcard fees	41,493	41,420	36,139
Investment securities gains (losses), net	75,007	(1,271)	14,067
Other fee income	19,953	21,129	31,200
(Decrease) increase in fair value of private equity investments, net	(1,118)	7,203	1,379
Gain from sale of MasterCard shares	—	—	8,351
Gain from sale of Visa shares	—	—	51,900
Other non-interest income	32,638	26,092	38,719
Total non-interest income	338,874	305,347	410,670
Non-interest expense:
Salaries and other personnel expense	371,148	418,629	425,170
Net occupancy and equipment expense	114,037	122,046	123,105
FDIC insurance and other regulatory fees	59,063	69,480	76,314
Foreclosed real estate expense, net	133,570	163,630	354,269
(Gains) losses on other loans held for sale, net	(2,737)	3,050	1,703
Goodwill impairment	—	—	15,090
Professional fees	40,585	45,554	38,802
Data processing expense	35,757	45,478	45,131
Visa indemnification charge (recovery)	6,038	—	(6,441)
Restructuring charges	30,665	5,538	5,995
Loss (gain) on curtailment of post-retirement defined benefit plan	398	(7,092)	—
Other operating expenses	115,241	143,263	142,151
Total non-interest expense	903,765	1,009,576	1,221,289
Loss from continuing operations before income taxes	(59,532)	(849,170)	(1,605,908)
Income tax expense (benefit)	1,312	(15,151)	(171,977)

Loss from continuing operations	(60,844)	(834,019)	(1,433,931)
Income from discontinued operations, net of income taxes	—	43,162	4,590
Net loss	(60,844)	(790,857)	(1,429,341)
Net (loss) income attributable to non-controlling interest	(220)	(179)	2,364
Net loss attributable to controlling interest	(60,624)	(790,678)	(1,431,705)
Dividends and accretion of discount on preferred stock	58,088	57,510	56,966
Net loss attributable to common shareholders	$(118,712)	(848,188)	(1,488,671)
Net loss per common share, basic and diluted:
Net loss from continuing operations attributable to common shareholders	$(0.15)	(1.30)	(4.00)
Net loss attributable to common shareholders	$(0.15)	(1.24)	(3.99)
Weighted average common shares outstanding, basic and diluted	785,272	685,186	372,943
See accompanying notes to consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Changes in Equity and Comprehensive Income (Loss)

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Non-Controlling Interest	Total
Balance at December 31, 2008	$919,635	336,011	1,165,875	(114,117)	129,253	1,350,501	32,349	3,819,507
Net (loss) income	—	—	—	—	—	(1,431,705)	2,364	(1,429,341)
Other comprehensive income (loss), net of tax:
Net unrealized loss on cash flow hedges	—	—	—	—	(19,483)	—	—	(19,483)
Change in unrealized gains/losses on investment securities available for sale, net of reclassification adjustment	—	—	—	—	(24,985)	—	—	(24,985)
Amortization of post-retirement unfunded health benefit	—	—	—		21		—	21
Other comprehensive loss					(44,447)			(44,447)
Comprehensive loss								(1,473,788)
Cash dividends declared on common stock — $0.04 per share	—	—	—	—	—	(14,827)	—	(14,827)
Cash dividends paid on preferred stock	—	—	—	—	—	(43,823)	—	(43,823)
Accretion of discount on preferred stock	8,572	—	(735)	—	—	(7,837)	—	—
Issuance of common stock, net of issuance costs	—	150,000	420,930	—	—	—	—	570,930
Treasury shares purchased	—	—	—	(38)	—	—	—	(38)
Issuance (forfeitures) of non-vested stock, net	—	(34)	34	—	—	—	—	—
Restricted share unit activity	—	39	(37)	—	—	(2)	—	—
Share-based compensation expense	—	—	8,361	—	—	—	—	8,361
Stock options exercised	—	54	242	—	—	—	—	296
Share-based compensation tax deficiency	—	—	(2,770)	—	—	—	—	(2,770)
Change in ownership at majority-owned subsidiary	—	—	200	—	—	—	(14,253)	(14,053)
Exchange of subordinated notes due 2013 for common stock, net of issuance costs	—	9,444	12,262	—	—	—	—	21,706
Balance at December 31, 2009	$928,207	495,514	1,604,362	(114,155)	84,806	(147,693)	20,460	2,871,501
Net loss	—	—	—	—	—	(790,678)	(179)	(790,857)
Other comprehensive income (loss), net of tax:
Net unrealized loss on cash flow hedges	—	—	—	—	(20,450)	—	—	(20,450)
Change in unrealized gains/losses on investment securities available for sale, net of reclassification adjustment	—	—	—	—	(8,718)	—	—	(8,718)
Amortization of post-retirement unfunded health benefit	—	—	—	—	1,520	—	—	1,520
Other comprehensive loss					(27,648)			(27,648)
Comprehensive loss								(818,505)
Cash dividends declared on common stock - $0.04 per share	—	—	—	—	—	(28,452)	—	(28,452)
Cash dividends paid on preferred stock	—	—	(48,394)	—	—	—	—	(48,394)
Accretion of discount on preferred stock	9,116	—	(9,116)	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	293,250	475,864	—	—	—	—	769,114
Issuance of prepaid common stock purchase contracts	—	—	265,564	—	—	—	—	265,564
Settlement of prepaid common stock purchase contracts	—	2,156	(2,156)	—	—	—	—	—
Treasury shares purchased	—	—	—	(21)	—	—	—	(21)

Issuance (forfeitures) of non-vested stock, net	—	(9)	9	—	—	—	—	—
Restricted share unit activity	—	44	(44)	—	—	—	—	—
Share-based compensation expense	—	—	7,158	—	—	—	—	7,158
Stock options exercised	—	1	—	—	—	—	—	1
Share-based compensation tax benefit	—	—	16	—	—	—	—	16
Change in ownership at majority-owned subsidiary	—	—	—	—	—	217	6,348	6,565
Balance at December 31, 2010	$937,323	790,956	2,293,263	(114,176)	57,158	(966,606)	26,629	3,024,547
Net loss	—	—	—	—	—	(60,624)	(220)	(60,844)
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and losses on cash flow hedges	—	—	—	—	(11,316)	—	—	(11,316)
Change in net unrealized gains and losses on investment securities available for sale, net of reclassification adjustment	—	—	—	—	(24,749)	—	—	(24,749)
Other comprehensive loss					(36,065)			(36,065)
Comprehensive loss								(96,909)
Cash dividends declared on common stock - $0.04 per share	—	—	—	—	—	(31,412)	—	(31,412)
Cash dividends paid on preferred stock	—	—	(48,394)	—	—	—	—	(48,394)
Accretion of discount on preferred stock	9,694	—	(9,694)	—	—	—	—	—
Restricted share unit activity	—	19	(19)	—	—	—	—	—
Share-based compensation expense	—	—	6,029	—	—	—	—	6,029
Issuance (forfeitures) of non-vested stock, net	—	(1)	1	—	—	—	—	—
Settlement of prepaid common stock purchase contracts	—	15	(15)	—	—	—	—	—
Change in ownership at majority-owned subsidiary	—	—	—	—	—	—	(26,409)	(26,409)
Balance at December 31, 2011	$947,017	790,989	2,241,171	(114,176)	21,093	(1,058,642)	—	2,827,452
See accompanying notes to consolidated financial statements

Synovus Financial Corp.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2011	2010	2009
Operating Activities
Net loss	$(60,844)	(790,857)	(1,429,341)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	418,795	1,131,274	1,805,599
Depreciation, amortization, and accretion, net	47,626	46,421	37,350
Goodwill impairment	—	—	15,090
Deferred income tax (benefit) expense	(357)	9,215	175,193
Decrease in interest receivable	15,629	30,248	44,040
Decrease in interest payable	(16,680)	(23,877)	(64,465)
(Increase) decrease in trading account assets	5,428	(7,924)	10,143
Originations of mortgage loans held for sale	(980,173)	(1,378,431)	(1,946,560)
Proceeds from sales of mortgage loans held for sale	1,055,479	1,294,169	1,955,290
Gain on sale of mortgage loans held for sale, net	(5,955)	(10,521)	(16,520)
Decrease (increase) in other assets	113,773	570,019	(260,273)
Increase (decrease) in accrued salaries and benefits	2,061	3,739	(12,084)
(Decrease) increase in other liabilities	(7,169)	(21,637)	(118,885)
Investment securities losses (gains), net	(75,007)	1,271	(14,067)
(Gain) loss on sale of other loans held for sale, net	(2,737)	3,050	1,703
Loss on other real estate	113,380	137,185	322,335
Decrease (increase) in fair value of private equity investments, net	1,118	(7,203)	(1,379)
Gain on sale of merchant services business	—	(69,466)	—
Gain on other assets held for sale, net	1,571	—	—
Writedowns on other assets held for sale	5,345	—	—
Loss (gain) on curtailment of post-retirement health benefit	398	(7,092)	—
Gain on sale of MasterCard shares	—	—	(8,351)
Gain on sale of Visa shares	—	—	(51,900)
Increase (decrease) in accrual for Visa indemnification	6,038	—	(6,441)
Gain on repurchase of subordinated debt	—	—	(5,860)
Gain on exchange of subordinated debt for common stock	—	—	(6,114)
Gain on sale of venture capital investments	—	—	(925)
Share-based compensation	6,029	7,158	8,361
Excess tax benefit from share-based payment arrangements	—	—	(12)
Other, net	1,959	(5,981)	(7,718)
Net cash provided by operating activities	645,707	910,760	424,209
Investing Activities
Net decrease (increase) in interest earning deposits with banks	2,856	(3,912)	(1,729)
Net decrease in federal funds sold and securities purchased under repurchase agreements	1,586	43,457	184,238
Net decrease (increase) in interest bearing funds with Federal Reserve Bank	1,536,890	(1,202,049)	(695,679)
Proceeds from maturities and principal collections of investment securities available for sale	1,098,925	1,172,764	1,108,893
Proceeds from sales of investment securities available for sale	2,002,922	20,704	260,041
Purchases of investment securities available for sale	(3,309,605)	(1,447,514)	(805,760)
Proceeds from sale of loans	485,159	563,201	472,849
Proceeds from sale of other real estate	171,272	251,128	344,962
Principal repayments by borrowers on other loans held for sale	44,995	12,397	8,975
Net decrease (increase) in loans	234,310	1,339,488	(112,659)
Purchases of premises and equipment	(15,944)	(21,281)	(34,732)
Proceeds from disposals of premises and equipment	4,888	2,667	1,991
Proceeds from sale of other assets held for sale	7,683	—	—
Proceeds from sale of merchant services business	—	69,466	—

Proceeds from sale of private equity investments	—	—	65,786
Proceeds from sale of MasterCard shares	—	—	8,351
Proceeds from sale of Visa shares	—	—	51,900
Net cash provided by investing activities	2,265,937	800,516	857,427
Financing Activities
Net increase (decrease) in demand and savings deposits	426,812	(62,002)	439,449
Net decrease in certificates of deposit	(2,515,364)	(2,871,227)	(1,623,095)
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(185,469)	24,164	(250,807)
Principal repayments on long-term debt	(601,415)	(678,788)	(1,024,660)
Proceeds from issuance of long-term debt	165,000	740,355	720,000
Purchase of treasury shares	—	(21)	(38)
Excess tax benefit from share-based payment arrangements	—	—	12
Dividends paid to common shareholders	(31,412)	(25,502)	(29,745)
Dividends paid to preferred shareholders	(48,394)	(48,394)	(43,823)
Proceeds from issuance of common stock	—	769,114	571,226
Proceeds from issuance of prepaid common stock purchase contracts	—	265,564	—
Net cash used in financing activities	(2,790,242)	(1,886,737)	(1,241,481)
(Increase) decrease in cash and cash equivalents	121,402	(175,461)	40,155
Cash and cash equivalents at beginning of year	389,021	564,482	524,327
Cash and cash equivalents at end of year	$510,423	389,021	564,482
Supplemental Cash Flow Information
Cash Paid (Received) During the Period for:
Income tax refunds, net	(5,113)	(324,257)	(87,648)
Interest paid	(195,589)	(302,199)	(425,659)
Non-cash Investing Activities (at Fair Value):
(Decrease) increase in unrealized gains net of unrealized losses on available for sale securities(1)	(24,749)	(8,718)	(39,359)
(Decrease) increase in unrealized gains net of unrealized losses on hedging instruments(1)	(11,316)	(20,459)	(31,887)
Mortgage loans held for sale transferred to loans at fair value	7,100	6,404	4,227
Loans foreclosed and transferred to other real estate	205,263	400,404	662,786
Loans transferred to other loans held for sale	486,697	959,261	537,763
Other loans held for sale transferred to loans at fair value	21,372	2,401	—
Other loans held for sale foreclosed and transferred to other real estate at fair value	21,669	9,685	1,724
Premises and equipment transferred to other assets held for sale(2)	22,429	—	—
Write down to fair value for other loans held for sale	13,437	5,965	6,720
Impairment loss on available for sale securities	$1,641	2,198	925

(1)	Changes in unrealized gains on available for sale securities, fair value hedges, and cash flow hedges have not been adjusted for the impact of deferred taxes.

(2)
Amounts transferred include $12.1 million, net of asset impairment charges, related to premises impacted by branch closings discussed further in Note 3 “Restructuring Charges” herein and $11.2 million of other vacant premises and land originally acquired for future branch development. Amounts presented are net of impairment charges incurred to record the transferred assets at the lower of their amortized cost or fair value consistent with ASC 360.

See accompanying notes to consolidated financial statements.

Note 1 - Summary of Significant Accounting Policies
Business Operations
The consolidated financial statements of Synovus include the accounts of the Parent Company and its consolidated subsidiaries. Synovus provides integrated financial services, including commercial and retail banking, financial management, insurance, and mortgage services to its customers through 30 locally-branded divisions of its wholly-owned subsidiary bank, Synovus Bank, and other offices in Georgia, Alabama, South Carolina, Florida, and Tennessee.
Basis of Presentation
The accounting and reporting policies of Synovus conform to GAAP and to general practices within the banking and financial services industries. All significant intercompany accounts and transactions have been eliminated in consolidation. In preparing the consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the respective consolidated balance sheets and the reported amounts of revenues and expenses for the periods presented. Actual results could differ significantly from those estimates.
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses; the valuation of other real estate; the valuation of impaired and other loans held for sale; the fair value of investment securities; the valuation of long-lived assets and other intangible assets; the valuation of deferred tax assets; the valuation of the Visa indemnification liability; and other contingent liabilities. In connection with the determination of the allowance for loan losses and the valuation of certain impaired loans and other real estate, management obtains independent appraisals for significant properties and properties collateralizing impaired loans. In making this determination, management also considers other factors or recent developments, such as changes in absorption rates or market conditions at the time of valuation and anticipated sales values based on management’s plans for disposition.
A substantial portion of Synovus’ loans are secured by real estate in five Southeastern states (Georgia, Alabama, Florida, South Carolina, and Tennessee). Accordingly, the ultimate collectability of a substantial portion of Synovus’ loan portfolio is susceptible to changes in market conditions in these areas. Total commercial real estate loans represent 36.2% of the total loan portfolio at December 31, 2011. Due to declines in economic indicators and real estate values over the past three years, the loans in the commercial real estate portfolio may have a greater risk of non-collection than other loans. Based on available information, management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the ability of borrowers to repay their loans, and management’s plans for disposition. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Synovus’ allowance for loan losses. Such agencies may require Synovus to make changes to the allowance for loan losses based on their judgment of information available to them at the time of their examination.
The following is a description of the more significant of Synovus’ accounting and reporting policies.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks. At December 31, 2011 and 2010, cash and cash equivalents includes $73.3 million and $66.6 million, respectively, on deposit to meet Federal Reserve Bank requirements. At December 31, 2011, $15.6 million of the due from banks balance is restricted as to withdrawal, including $15.0 million on deposit pursuant to a payment network arrangement. There were no cash and cash equivalents restricted as to withdrawal at December 31, 2010.
Short-term Investments
Short-term investments consist of interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements. Interest earning deposits with banks include $10.4 million at December 31, 2011 and $11.3 million at December 31, 2010, which is pledged as collateral in connection with certain letters of credit. Federal funds sold include $141.0 million at December 31, 2011 and $154.6 million at December 31, 2010, which is pledged to collateralize certain derivative instruments in a net liability position. Federal funds sold, federal funds purchased, securities purchased under resale agreements, and securities sold under repurchase agreements generally mature in one day.
Trading Account Assets
Trading account assets, which are primarily held on a short-term basis for the purpose of selling at a profit, consist of debt and equity securities and are reported at fair value. Fair value adjustments and fees from trading account activities are included as a component of other fee income on the consolidated statements of operations. Gains and losses realized from the sale of trading account assets are determined by specific identification and are included as a component of other fee income on the trade date. Interest income on trading assets is reported as a component of interest income on the consolidated statement of operations.

Mortgage Loans Held for Sale and Mortgage Banking Income
Mortgage Loans Held for Sale
Mortgage loans held for sale are carried at fair value. Fair value is derived from a hypothetical-securitization valuation model used to project the exit price of the loan in securitization using the bid pricing convention. The valuation model is based upon forward settlement of a pool of loans with similar loan maturity, product types and credit attributes in a specified narrow coupon band. The model inputs are updated daily with available current market and historical data. As the loans are sold in the secondary market and predominately used as collateral for securitizations, the hypothetical-securitization valuation model represents the principal market and the best estimate of fair value.
Mortgage Banking Income
Mortgage banking income consists primarily of origination, ancillary fees, and gains and losses from the sale of mortgage loans. Mortgage loans are sold servicing released, without recourse or continuing involvement and satisfy ASC 860-10-65, Transfers and Servicing of Financial Assets, criteria for sale accounting. Gains (losses) on the sale of mortgage loans are determined at each assessment of the fair value of the individual loans within the portfolio of mortgage loans held for sale, representing the difference between net sales proceeds and the fair value of the loans at the time of sale.
Other Loans Held for Sale
Loans are transferred to other loans held for sale at fair value less costs to sell when Synovus makes the determination to sell specifically identified loans. The fair value of the loans is primarily determined by analyzing the underlying collateral of the loans and the anticipated market prices of similar assets less estimated costs to sell. At the time of transfer, if the fair value is less than the carrying amount, the difference is recorded as a charge-off against the allowance for loan losses. Decreases in the fair value subsequent to the transfer, as well as losses (gains) realized from sale of these loans, are recognized as a component of non-interest expense on the consolidated statements of operations.
Investment Securities Available for Sale
Available for sale securities are carried at fair value. Unrealized gains and losses on securities available for sale, net of the related tax effect, are excluded from earnings and are reported as a separate component of equity, within accumulated other comprehensive income (loss), until realized.
Synovus conducts a quarterly review and evaluation of its investment securities to determine if the decline in fair value of a security below its amortized cost is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary impairment losses are reflected in earnings as a charge against investment securities gains (losses), net to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income (loss). Synovus has no intention to sell any securities in an unrealized loss position at December 31, 2011 prior to the recovery of the unrealized loss, nor is it more likely than not that Synovus would be required to sell such securities prior to the recovery of the unrealized losses. As of December 31, 2011, Synovus believes that all impairments of investment securities are temporary in nature.
Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method and prepayment assumptions. Actual prepayment experience is reviewed periodically and the timing of the accretion and amortization is adjusted accordingly. Interest income on securities available for sale is recorded on the accrual basis. Dividend and interest income are recognized when earned. Realized gains and losses for securities are included in investment securities gains (losses), net on the consolidated statements of operations and are derived using the specific identification method, on a trade date basis, for determining the amortized cost of securities sold.
Loans and Interest Income on Loans
Loans are reported at principal amounts outstanding less amounts charged off, net deferred fees and expenses. Interest income and deferred fees, net of expenses on loans are recognized on a level yield basis.
Non-accrual Loans
Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest is discontinued on loans when reasonable doubt exists as to the full collection of interest or principal, or when loans become contractually past due for 90 days or more as to either interest or principal, in accordance with the terms of the loan agreement, unless they are both well-secured and in the process of collection. When a loan is placed on non-accrual status, previously accrued and uncollected interest is generally reversed as an adjustment to interest income on loans. Interest payments received on non-accrual loans are generally applied as a reduction of principal. As payments are received on loans with partial principal charge-

offs, interest income can be recognized on a cash basis; however, there must be an expectation of full repayment of the remaining recorded principal balance. The remaining portion of this payment is recorded as a reduction to principal. Loans are generally returned to accruing status when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest, and the borrower has sustained repayment performance under the terms of the loan agreement for a reasonable period of time (generally six months).
Impaired Loans
Impaired loans are loans for which it is probable that Synovus will not be able to collect all amounts due according to the contractual terms of the loan agreements and all loans modified in a troubled debt restructuring (TDR). Other than TDRs, impaired loans do not include large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, which consist of most retail loans and commercial loans less than $1.0 million. Impairment is measured on a discounted cash flow method based upon the loan's contractual effective interest rate, or at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. Impairment is measured based on the fair value of the collateral less costs to sell if it is determined that foreclosure is probable or that the loan will be paid off solely by the sale or liquidation of the collateral. Interest income on non-accrual impaired loans is recognized as described above under "non-accrual loans." Impaired accruing loans generally consist of those troubled debt restructurings for which management has concluded that the collectibility of the loan is not in doubt.
Commercial loans to borrowers with aggregate outstanding borrowings of $1 million or more are considered for impairment classification and, if impaired, the loan is individually assessed for impairment. Impairment is measured using either a discounted cash flow methodology or, if the loan is considered collateral-dependent, the estimated fair value of the underlying collateral less costs to sell. At December 31, 2011, substantially all non-accrual impaired loans were collateral-dependent. Most of these loans were secured by real estate. For impairment measured using the estimated fair value of collateral less costs to sell, fair value is estimated using appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments, such as selling costs and anticipated sales values, taking into account management's plans for disposition, which could result in adjustments to the fair value estimates indicated in the appraisals. The assumptions used in determining the amount of the impairment are subject to significant judgment. Use of different assumptions, for example, changes in the fair value of the collateral or management's plans for disposition, could have a significant impact on the amount of impairment.
Under the discounted cash flow method, impairment is recorded as a specific reserve with a charge-off for any portion of the specific reserve considered a confirmed loss. The reserve is reassessed each quarter and adjusted as appropriate based on changes in estimated cash flows. The discounted cash flow method requires the projection of the timing and amount of the best estimate of future cash flows from the borrower’s net rents received from the property, guarantor contributions, sales of collateral or other properties, refinances, etc. Once the amount and timing of the cash flow stream has been estimated, the net present value using the loan’s effective interest rate is calculated to determine the amount of impairment.
Where guarantors are determined to be a source of repayment, an assessment of the guarantee is required. This guarantee assessment would include, but not be limited to, factors such as type and feature of the guarantee, consideration for the guarantor's financial strength and capacity to service the loan in combination with the guarantor's other financial obligations as well as the guarantor's willingness to assist in servicing the loan.
Troubled Debt Restructurings
When borrowers are experiencing financial difficulties, the Company may, in order to assist the borrowers in repaying the principal and interest owed to the Company, make certain modifications to the loan agreement. All loan modifications are evaluated for troubled debt restructuring (TDR) classification. In accordance with ASU 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, a TDR is defined as a modification with a borrower that is experiencing financial difficulties, and the Company has granted a financial concession that it would not normally make.
All TDR's are considered to be impaired loans, and the amount of impairment, if any, is determined in accordance with ASC 310-10-35, Accounting By Creditors for Impairment of a Loan-an amendment of FASB Statements No. 5, ASC 450-20, and No. 15, ASC 310-40.

Concessions provided by the Company in a TDR are primarily in the form of providing a below market interest rate given the borrower's credit risk, a period of time generally less than one year with a reduction of required principal and/or interest payments (e.g., interest only for a period of time), or extension of the maturity of the loan generally for less than one year.

Insignificant periods of reduction of principal and/or interest payments, or one time deferrals of 3 months or less, are generally not considered to be financial concessions. Further, it is generally the Company's practice not to defer principal and/or interest for more than 12 months.

These types of concessions may be made during the term of a loan or upon the maturity of a loan, in which the borrower is experiencing financial difficulty, as a loan renewal.

Renewals of loans made to borrowers experiencing financial difficulties are evaluated for TDR designation by determining if concession(s) are being granted, including consideration of whether the renewed loan has an interest rate that is at market, given the credit risk related to the loan.
Non-accruing TDRs may generally be returned to accrual status if there has been a period of performance, usually at least a six month sustained period of repayment performance by the borrower. Consistent with regulatory guidance, a TDR will generally no longer be reported as a TDR after a period of performance and after the loan was reported as a TDR at a year-end reporting date, and if at the time of the modification the interest rate was at market, considering the credit risk associated with the borrower.
Allowance for Loan Losses
The allowance for loan losses is a significant estimate and is regularly evaluated by Synovus for accuracy and consistency between the changes in the allowance for loan losses with the credit trends and credit events in the loan portfolio. The allowance for loan losses is determined based on an analysis which assesses the inherent risk for probable loss within the loan portfolio. Significant judgments and estimates are necessary in the determination of the allowance for loan losses. Significant judgments include, among others, loan risk ratings and classifications, the determination and measurement of impaired loans, the timing of loan charge offs, the probability of loan defaults, the net loss exposure in event of loan defaults, qualitative loss factors, management’s plans, if any, for disposition of certain loans as well as other qualitative considerations. In determining an adequate allowance for loan losses, management makes numerous assumptions, estimates, and assessments which are inherently subjective. The use of different estimates or assumptions could have a significant impact on provision for loan losses, allowance for loan losses, non-performing loans, loan charge-offs, and other credit metrics.
Commercial Loans – Allowance for Loan Losses
The allowance for loan losses related to commercial loans consists of two components: the allocated commercial loan allowance for loan losses and the unallocated commercial loan allowance for loan losses. The allocated allowance for commercial loans is based upon quarterly analyses of impaired commercial loans to determine the amount of specific reserves (and/or loan charge-offs), if any, as well as an analysis of historical loan default experience, loan net loss experience and related qualitative factors, if appropriate, for categories of loans with similar risk attributes and further segregated by Synovus’ internal loan grading system. The unallocated allowance is considered necessary to provide for certain factors that affect the inherent risk of loss in the loan portfolio that are not fully captured in the allocated allowance for loan losses, as discussed further below.
Each loan is assigned a risk rating during its initial approval process. This process begins with a loan rating recommendation from the loan officer responsible for originating the loan. The loan rating recommendation is subject to approvals from other members of management, regional credit and/or loan committees depending on the size of the new loan and new loan’s credit attributes. Loan ratings are regularly reevaluated based upon annual scheduled credit reviews or on a more frequent basis if determined prudent by management. Semi-annual credit reviews are performed by Synovus’ regional credit department for borrowers with exposure in excess of $2.5 million. Quarterly loan memoranda for all loan relationships in excess of $500,000 graded special mention or worse are prepared and reviewed by regional credit officers to ensure the loans are properly graded, classified, and reserved for, if applicable. Furthermore, an independent loan review function evaluates Synovus' risk rating process on an on-going basis.
On a quarterly basis, impaired loans are evaluated on a loan by loan basis with specific reserves recorded as appropriate. For loans that are not considered impaired, the allocated allowance for loan losses is determined based upon expected loss (EL) factors which are applied to groupings of specific loan types, by loan risk ratings. The EL is determined based upon a probability of default (PD) which is the probability that a borrower, segregated by loan type and loan risk grade, will default, and the estimated loss given default (LGD) which is the estimate of the amount of net loss in the event of a loan defaulting. The allocated EL factors for commercial loans may also be adjusted, as necessary, by qualitative factor considerations for the applicable loan categories, which primarily include the aging of portfolio default experience data used in the PD calculation and the aging of the portfolio net loss experience data used in the LGD calculation. The groupings of the loans into loan categories for purposes of determining LGD are determined based upon the nature of the collateral types and the level of inherent risk associated with the various loan categories. The loan groupings are further segregated for purposes of determining PD based upon the individual loan type and risk ratings, as described above.
As a result of Synovus’ past practice of updating default and loss–given default data once per year, loan default and net loan loss upon default data utilized in the PD and LGD calculations did not historically include the most recent periods’ portfolio default and net loss experience; therefore, these factors required a qualitative factor adjustment to properly capture the estimated inherent risk of loss in the respective loan portfolios not identified in the PD or LGD factors because of the time lag in the data used for the PD and LGD factors.
In 2011, Synovus began updating the loan default data and net loss upon default data utilized in the calculation of the PD factors and LGD factors, respectively, at least twice a year. The use of this more current data in the PD and LGD calculations eliminated the need for the qualitative factor adjustment included in the calculated EL factors at June 30, 2011. At December 31, 2011 the PD factors are based upon loan defaults experienced through September 30, 2011, and the LGD factors are based upon losses on defaulted loans through September 30, 2011. The use of relatively current Synovus data in the PD and LGD calculations continued to require no qualitative adjustment to the EL factors as of December 31, 2011. The one quarter lag in the data used to determine PD and LGD for the quarter ended December 31, 2011 did not have a material effect on these calculations.
Further, management evaluates loan default and net loan loss data through the issuance date of its consolidated financial statements in order to assess if defaults and losses during this period had a significant impact on the EL factors calculated for purposes of determining the allowance for loan losses at the respective date of the consolidated financial statements. Default and net loan loss data subsequent to December 31, 2011 and through the issuance date of Synovus' consolidated financial statements did not have a significant impact on EL factors, or the adequacy of the allowance for loan losses as of December 31, 2011 or the provision for loan losses for the year ended December 31, 2011.
Prior to the change made in the second quarter of 2011, as described above, the LGD factors were calculated based upon net loan loss data on loans that had defaulted through March 31, 2009 and the net losses on those loans through September 30, 2010. As a result of this timing lag, Synovus previously supplemented its internal LGD data with industry LGD data at a weighting of 75% external industry data and 25% internal data. Beginning with the second quarter of 2011, Synovus enhanced its EL methodology to incorporate more recent net losses on more recently defaulted loans in the calculation of the LGD. The enhanced LGD calculation includes loan defaults and net charge-off data through September 30, 2011, which reduced the timing lag, discussed above. Accordingly, it is no longer considered necessary to supplement Synovus’ internal net loss given default data with external industry net loss data and, as noted above, a qualitative factor is not necessary at December 31, 2011.
Commercial Unallocated Reserve
The commercial unallocated component of the allowance for loan losses is considered necessary to provide for certain environmental and economic factors that affect the inherent risk of loss in the entire loan portfolio that are not fully captured in the allocated allowance for loan losses. Unallocated qualitative factors included in the determination of the commercial unallocated allowance for loan losses include the following:

•	economic conditions;

•	changes in the experience, ability, and depth of lending management and loan review staff;

•	changes in the loan origination and monitoring policies and procedures;

•	changes in the volume and trend of impaired loans and past-due loans;

•	changes in concentrations and volume and nature of loan growth;

•	risk of grading not keeping pace with the speed and depth of deterioration in economic conditions, particularly related to identifying special mention credits;

•	estimated risk associated with the deterioration in the fair value of collateral supporting Synovus' loans; and

•	other external impacts (as may be applicable).
On a quarterly basis, management updates its analysis and consideration of these factors and determines the impact, if any, on the allowance for loan losses for each respective period.
Retail Loans – Allowance for Loan Losses
The allowance for loan losses related to retail loans consists of two components: the allocated retail loan allowance for loan losses and the unallocated retail loan allowance for loan losses. The allocated allowance for retail loans includes reserves for pools of homogenous loans and for impaired loans, which are generally evaluated on a loan by loan basis with specific reserves recorded, as appropriate. For loans that are not considered impaired, the allocated allowance for loan losses is determined based upon EL factors which are applied to groupings of specific loan types, by loan risk rating. The unallocated allowance is considered necessary to provide for certain factors that affect the inherent risk of loss in the loan portfolio that is not captured in the allocated allowance for loan losses, as discussed further below.
The EL is determined based upon a PD which is the probability that a borrower, segregated by loan type and loan risk grade, will default, and the estimated LGD which is the estimate of the amount of net loss in the event of a loan defaulting. The allocated EL factors for retail type loans may also be adjusted, as necessary, by qualitative factor considerations for the applicable loan categories, which include among other considerations the timing difference in the expected loss data, imprecision in the retail LGD and PD data, and other factors specific to each pool of homogenous retail loans. The qualitative factor adjustments, as applicable for certain retail pools, represent an adjustment to the EL for the inherent risk in the respective retail loan pools. The retail qualitative factors consider risks not captured in the calculation of the retail PD and LGD factors.
Default data and net loss upon default data utilized in the calculation of the PD factor and LGD factor are updated at least annually, and qualitative factors are evaluated quarterly to determine if adjustments are necessary. Default data utilized in the PD calculation includes loan defaults experienced through September 30, 2011. Beginning in the fourth quarter of 2011, Synovus enhanced the process used to calculate LGD factors to incorporate internal net losses on defaulted retail loans through September 30, 2011.
Prior to the fourth quarter of 2011, as described above, the retail LGD factors were based on industry data. The fourth quarter of 2011 was the first reporting period when the internal LGD data was deemed to provide a better estimate than the industry LGD data.
Retail Loans – Risk Ratings
Retail loans are generally assigned a risk rating on a 6-point scale at the time of origination based primarily on credit bureau scores, with 1 assigned as the lowest level of risk and 6 as the highest level of risk. At 90 days past due, a 7-substandard rating is applied and at 120 days past due, the loan is generally downgraded to grade 9-loss rating and is generally charged off. The credit bureau based ratings are updated at least annually and the ratings based on the past due status are updated quarterly.
Retail Unallocated Reserve
The unallocated component of the allowance for loan losses is considered necessary to provide for certain environmental and economic factors that impact the inherent risk of loss in the loan portfolio. While most of the unallocated reserve pertains to the commercial loan portfolio, certain of the factors, which are discussed above in the Commercial Unallocated Reserve section, also impact our consideration of the inherent risk of loss for the retail portfolio, to the extent that such considerations are not included in the allocated EL factors.
Premises and Equipment
Premises and equipment, including bank owned branch locations and leasehold improvements, are reported at cost, less accumulated depreciation and amortization, which are computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are depreciated over the shorter of its estimated useful life or the remainder of the lease. Synovus reviews long-lived assets, such as premises and equipment, for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable.
Goodwill and Other Intangible Assets
Goodwill, which represents the excess of cost over the fair value of net assets acquired in purchased businesses, is tested for impairment at least annually, or more often when events or circumstances indicate that the carrying amount may be impaired. Synovus has established its annual impairment test date as June 30.
Impairment is tested at the reporting unit (sub-segment) level involving two steps. Step 1 compares the fair value of the reporting unit to its carrying value. If the fair value is greater than carrying value, there is no indication of impairment. Step 2 is performed when the fair value determined in Step 1 is less than the reporting unit's carrying value. Step 2 involves a process similar to business combination accounting where fair values are assigned to all assets, liabilities, and intangibles. The result of Step 2 is the implied fair value of goodwill. If the Step 2 implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference. The total of all reporting unit fair values is compared for reasonableness to Synovus’ market capitalization plus a control premium.
Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value.
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
ORE is reported at the lower of cost or fair value determined on the basis of current appraisals, which consider comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments, such as changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral, less costs to sell, is recorded as a charge against the allowance for loan losses. Revenue and expenses from ORE operations as well as gains or losses on sales and any subsequent declines in the fair value are recorded as foreclosed real estate expense, net a component of non-interest expense on the consolidated statements of operations. Synovus requires that new appraisals be obtained on an annual basis for other real estate owned.
It is Synovus' objective to dispose of ORE properties in a timely manner and to maximize net sale proceeds to the Company. Synovus has a centralized managed assets division, with the specialized skill set to facilitate this objective. While there is not a defined timeline for their sale, these ORE properties are actively marketed through unaffiliated third parties, including real estate brokers and real estate auctioneers. Sales are made on an opportunistic basis, as acceptable buyers and terms are identified. In addition, Synovus also sells ORE properties in bulk asset sales to unaffiliated third parties. In some cases, Synovus is approached by potential buyers of ORE properties or Synovus may contact independent third parties who we believe might have an interest in an ORE property.
Other Assets
Other assets include accrued interest receivable and other significant balances as described below.
Investments in Company-Owned Life Insurance Policies
Investments in company-owned life insurance policies on certain current and former officers of Synovus are recorded at the net realizable value of the policies as a component of other assets in the consolidated balance sheets. Net realizable value is the cash surrender value of the policies less any applicable surrender charges and any policy loans. Synovus has not borrowed against the cash surrender value of these policies. The appreciation in the cash surrender value of the policies is recognized as a component of other non-interest income in the consolidated statements of operations.
Private Equity Investments
Private equity investments are recorded at fair value on the consolidated balance sheets with realized and unrealized gains and losses included in (decrease) increase in fair value of private equity investments, net on the consolidated statements of operations in accordance with ASC 946, Financial Services — Investment Companies. For private equity investments, Synovus uses information provided by the fund managers in the initial determination of estimated fair value. Valuation factors, such as recent or proposed purchase or sale of debt or equity, pricing by other dealers in similar securities, size of position held, liquidity of the market, comparable market multiples, and changes in economic conditions affecting the issuer, are used in the final determination of estimated fair value.
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
In accordance with ASC 815, Derivatives and Hedging, all derivative instruments are recorded on the consolidated balance sheets at their respective fair values, as components of other assets and other liabilities.
The accounting for changes in fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the unrealized gain or loss on the derivative instrument is recognized in earnings in the period of change, together with the offsetting unrealized loss or gain on the hedged item attributable to the risk being hedged as a component of other non-interest income on the consolidated statements of operations. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the hedged item is reported initially as a component of accumulated other comprehensive income (loss), net of the tax impact, and subsequently reclassified into earnings when the hedged transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss on the derivative instrument, are reported in earnings immediately as a component of other non-interest income on the consolidated statements of operations. If the derivative instrument is not designated as a hedge, the gain or loss on the derivative instrument is recognized in earnings as a component of other non-interest income on the consolidated statements of operations in the period of change. At December 31, 2011, Synovus does not have any derivative instruments which are measured for ineffectiveness using the short-cut method.
With the exception of certain commitments to fund and sell fixed-rate mortgage loans and derivatives utilized to meet the financing and interest rate risk management needs of its customers, all derivatives utilized by Synovus to manage its interest rate sensitivity are designated as either a hedge of a recognized fixed-rate asset or liability (fair value hedge), or a hedge of a forecasted transaction or of the variability of future cash flows of a floating rate asset or liability (cash flow hedge). Synovus does not speculate using derivative instruments.
Synovus utilizes interest rate swap agreements to hedge the fair value risk of fixed-rate liabilities on the consolidated balance sheets primarily deposit and long-term debt liabilities. Fair value risk is measured as the volatility in the value of these liabilities as interest rates change. Interest rate swaps entered into to manage this risk are designed to have the same notional value, as well as similar interest rates and interest calculation methods. These agreements entitle Synovus to receive fixed-rate interest payments and pay floating-rate interest payments based on the notional amount of the swap agreements. Swap agreements structured in this manner allow Synovus to effectively hedge the fair value risks of these fixed-rate liabilities. Ineffectiveness from fair value hedges is recognized in the consolidated statements of operations as other non-interest income. At December 31, 2011, there were no fair value hedges outstanding, and therefore, no cumulative ineffectiveness.
Synovus is potentially exposed to cash flow risk due to its holding of loans whose interest payments are based on floating rate indices. Synovus monitors changes in these exposures and their impact on its risk management activities and uses interest rate swap agreements to hedge the cash flow risk. These agreements entitle Synovus to receive fixed-rate interest payments and pay floating-rate interest payments. These agreements also allow Synovus to offset the variability of floating rate loan interest received with the variable interest payments paid on the interest rate swaps. The ineffectiveness from cash flow hedges is recognized in the consolidated statements operations as other non-interest income. At December 31, 2011, there were no cash flow hedges outstanding, and therefore, no cumulative ineffectiveness.
In 2005, Synovus entered into certain forward starting swap contracts to hedge the cash flow risk of certain forecasted interest payments on a forecasted debt issuance. Upon the determination to issue debt, Synovus was potentially exposed to cash flow risk due to changes in market interest rates prior to the placement of the debt. The forward starting swaps allowed Synovus to hedge this exposure. Upon placement of the debt, these swaps were cash settled concurrent with the pricing of the debt. The effective portion of the cash flow hedge included in accumulated other comprehensive income is being amortized over the life of the debt issue as an adjustment to interest expense.
Synovus also holds derivative instruments which consist of commitments to fund fixed-rate mortgage loans to customers (interest rate lock commitments) and forward commitments to sell mortgage-backed securities and individual fixed-rate mortgage loans. Synovus’ objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the interest rate lock commitments and the mortgage loans that are held for sale. Both the interest rate lock commitments and the forward commitments are reported at fair value, with adjustments recorded in current period earnings in mortgage banking income.
Synovus also enters into interest rate swap agreements to meet the financing and interest rate risk management needs of its customers. Upon entering into these derivative instruments to meet customer needs, Synovus enters into offsetting positions to minimize interest rate risk. These derivative financial instruments are reported at fair value with any unrealized gain or loss recorded in current period earnings in other non-interest income. These instruments, and their offsetting positions, are recorded in other assets and other liabilities on the consolidated balance sheets.
By using derivatives to hedge fair value and cash flow risks, Synovus exposes itself to potential credit risk from the counterparty to the hedging instrument. This credit risk is normally a small percentage of the notional amount and fluctuates as interest rates change. Synovus analyzes and approves credit risk for all potential derivative counterparties prior to execution of any derivative transaction. Synovus seeks to minimize credit risk by dealing with highly rated counterparties and by obtaining collateralization for exposures above certain predetermined limits. If significant counterparty risk is determined, Synovus adjusts the fair value of the derivative recorded asset balance to consider such risk.
Non-interest Income
Service Charges on Deposit Accounts
Service charges on deposit accounts consist of non-sufficient funds fees, account analysis fees, and other service charges on deposits which consist primarily of monthly account fees. Non-sufficient funds fees are recognized at the time when the account overdraft occurs in accordance with regulatory guidelines. Account analysis fees consist of fees charged to certain commercial demand deposit accounts based upon account activity (and reduced by a credit which is based upon cash levels in the account). These fees, as well as monthly account fees, are recorded under the accrual method of accounting.
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
Bankcard Fees
Bankcard fees consist primarily of interchange fees earned, net of fees paid, on debit card and credit card transactions. Net fees are recognized into income as they are collected.
Income Taxes
Synovus is a domestic corporation that files a consolidated federal income tax return with its wholly-owned subsidiaries and files state income tax returns on a consolidated and a separate entity basis with the various taxing jurisdictions based on its taxable presence. Synovus accounts for income taxes in accordance with ASC 740, Income Taxes. The current income tax accrual or receivable is an estimate of the amounts owed to or refunded from taxing authorities in which Synovus conducts business. It also includes increases and decreases in the amount of taxes payable for uncertain tax positions reported in tax returns for the current and/or prior years.
Synovus uses the asset and liability method to account for future income taxes expected to be paid or received (i.e., deferred income taxes). Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement (GAAP) carrying amounts of existing assets and liabilities and their respective tax bases, including operating losses and tax credit carry-forwards. The deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date.
ASC 740-30-25 provides accounting guidance for determining when a company is required to record a valuation allowance on its deferred tax assets. A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies, and future taxable income exclusive of reversing temporary differences and carry-forwards. The predictability that future taxable income, exclusive of reversing temporary differences, will occur is the most subjective of these four sources. The presence of cumulative losses in recent years is considered significant negative evidence, making it difficult for a company to rely on future taxable income, exclusive of reversing temporary differences and carry-forwards, as a reliable source of taxable income to realize a deferred tax asset. Judgment is a critical element in making this assessment. Changes in the valuation allowance that result from favorable changes in those circumstances involving the credit quality of loans that cause a change in judgment about the realization of deferred tax assets in future years are recorded through income tax expense.
Significant estimates used in accounting for income taxes relate to the determination of taxable income, the determination of temporary differences between book and tax bases, the valuation allowance for deferred tax assets, as well as estimates on the realizability of income tax credits and utilization of net operating losses.
Income tax expense or benefit for the year is allocated among continuing operations, discontinued operations, and other comprehensive income (loss), as applicable. The amount allocated to continuing operations is the income tax effect of the pretax income or loss from continuing operations that occurred during the year, plus or minus the income tax effect of (a) changes in circumstances that cause a change in judgment about the realization of deferred tax assets in future years, (b) changes in income tax laws or rates, and (c) changes in income tax status, subject to certain exceptions.
Synovus accrues tax liabilities for uncertain income tax positions based on current assumptions regarding the ultimate outcome through an examination process by weighing the facts and circumstances available at the reporting date. If related tax benefits of a transaction are not more likely than not of being sustained upon examination, Synovus will accrue a tax liability for the expected taxes associated with the transaction. Events and circumstances may alter the estimates and assumptions used in the analysis of its income tax positions and, accordingly, Synovus’ effective tax rate may fluctuate in the future. Synovus also recognizes accrued interest and penalties related to unrecognized income tax benefits as a component of income tax expense.
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
Fair Value Measurements and Disclosures
Fair value estimates are made at a specific point in time, based on relevant market information and other information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale, at one time, the entire holdings of a particular financial instrument. Because no market exists for a portion of the financial instruments, fair value estimates are also based on judgments regarding estimated cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Management employs independent third-party pricing services to provide fair value estimates for Synovus' investment securities available for sale, trading account assets, and derivative financial instruments. Fair values for fixed income investment securities and certain derivative financial instruments are typically the prices supplied by the third-party pricing service, which utilize quoted market prices, broker/dealer quotations for identical or similar securities, and/or inputs that are observable in the market, either directly or indirectly, for substantially similar securities. Level 1 securities are typically exchange quoted prices. Level 2 and Level 3 securities are typically matrix priced by the third-party pricing service to calculate the fair value. Such fair value measurements consider observable data such as relevant broker/dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments.
Management uses various validation procedures to validate the prices received from pricing services and quotations received from dealers are reasonable for each relevant financial instrument, including reference to relevant broker/dealer quotes or other market quotes and a review of valuations and trade activity of comparable securities. Consideration is given to the nature of the quotes (e.g., indicative or firm) and the relationship of recently evidenced market activity to the prices provided by the third-party pricing service. Further, management also employs the services of an additional independent pricing firm as a means to verify and confirm the fair values of our primary independent pricing firms.
Understanding the third-party pricing service's valuation methods, assumptions and inputs used by the firm is an important part of the process of determining that reasonable and reliable fair values are being obtained. Management evaluates quantitative and qualitative information provided by the third-party pricing services to assess whether they continue to exhibit the high level of expertise and internal controls that management relies upon.
Fair value estimates are based on existing financial instruments on the consolidated balance sheet, without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred income taxes, premises and equipment, equity method investments, goodwill and other intangible assets. In addition, the income tax ramifications related to the realization of the unrealized gains and losses on available for sale investment securities and cash flow hedges can have a significant effect on fair value estimates and have not been considered in any of the estimates.
Recently Adopted and Pending Accounting Standards Updates
Effective July 1, 2011, Synovus adopted ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The ASU provides additional guidance to assist creditors in determining whether a modification of a receivable meets the criteria to be considered a TDR, both for purposes of recognizing loan losses and additional disclosures regarding TDRs. A modification of a credit arrangement constitutes a TDR if it constitutes a concession and the debtor is experiencing financial difficulties. The clarification for classification of loans as TDRs that was provided in ASU 2011-02, was applied to all debt restructurings occurring on or after January 1, 2011, and the measurement of impairment for those newly identified TDRs was applied prospectively beginning on July 1, 2011. The related disclosures, which were previously deferred by ASU 2011-01, were also included for the interim reporting period ending September 30, 2011, and will be included for subsequent reporting periods. As a result of the adoption of ASU 2011-02, Synovus’ level of TDRs increased by approximately $190 million at the date of adoption. The overall level of the allowance for loan losses did not materially change as a result of the increase in TDRs.
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (the revised standard). Under the new standard, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. Synovus is currently evaluating the impact of adopting ASU 2011-03 on its current approach to evaluating goodwill impairment, and at this point, does not anticipate making significant changes to the current approach that has been applied on a historic basis when applying the new guidance.
In December 2011, the FASB issued ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." The ASU requires additional disclosures about financial instruments and derivative instruments that are offset or subject to an enforceable master netting arrangement or similar agreement. The ASU is effective for the interim reporting period ending March 31, 2013 with retrospective disclosure for all comparative periods presented. The Company is evaluating the impact of the ASU; however, it is not expected to materially impact the Company's financial position, results of operations, or EPS.
Reclassifications
Prior years' consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.
Subsequent Events
Synovus has evaluated, for consideration or disclosure, all transactions, events, and circumstances subsequent to the date of the consolidated balance sheet and through the date the accompanying audited consolidated financial statements were issued, and has reflected or disclosed those items within the consolidated financial statements and related footnotes as deemed appropriate, if any.

Note 2 - Discontinued Operations
Merchant Services
During 2009, Synovus committed to a plan to sell its merchant services business. The sale was completed on March 31, 2010. Accordingly, the revenues and expenses of the merchant services business have been reported as discontinued operations for the years ended December 31, 2010 and 2009. Income from discontinued operations for the year ended December 31, 2010 includes the gain on sale of this business. There were no significant assets, liabilities, revenues, expenses or cash flows associated with the merchant services business.
The following amounts have been segregated from continuing operations and included in income from discontinued operations, net of income taxes, in the consolidated statements of operations.

(in thousands)	2010		2009
Merchant services revenues	$73,926		17,605
Merchant services expense	3,285		9,878
Merchant services income, before income taxes	70,641	(1)	7,727
Income tax expense	27,479		3,137
Income from discontinued operations, net of income taxes	$43,162	(1)	4,590

(1)	Includes a pre-tax gain of $69.5 million ($42.4 million net of tax) from the sale of the merchant services business in March 2010.
Cash flows from discontinued operations were limited to revenues and expenses of discontinued operations as components of income from discontinued operations, net of income taxes. The proceeds from sale of the merchant services business are included as a component of net cash provided by / (used in) in the investing activities section of the Consolidated Statement of

Cash Flows and the gain on sale is included as a component of net cash provided by operating activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2010.

Note 3 - Restructuring Charges
For the years ended December 31, 2011, 2010 and 2009 total restructuring charges are as follows:

	Years Ended December 31,
(in thousands)	2011	2010	2009
Severance charges	$17,570	3,038	5,461
Lease termination charges	3,147	—	—
Asset impairment charges	5,714	—	—
Professional fees and other charges	4,234	2,500	534
Total restructuring charges	$30,665	5,538	5,995

In January 2011, Synovus announced efficiency and growth initiatives intended to streamline operations, boost productivity, reduce expenses, and increase revenue. During the year ended December 31, 2011, Synovus recognized restructuring charges of $30.7 million associated with these initiatives. As part of these efficiency initiatives, during the year ended December 31, 2011 Synovus closed 31 branches and transferred premises and equipment with a carrying value of $17.8 million immediately preceding the transfer to other assets held for sale, a component of other assets on the consolidated balance sheet. During 2011, Synovus recognized impairment charges of $5.7 million upon transfer of these assets to other assets held for sale and received proceeds of $5.1 million from sales of these assets. The carrying value of the remaining held for sale assets was $7.0 million at December 31, 2011.
During the years ended December 31, 2010 and 2009, Synovus recognized approximately $5.5 million and $6.0 million, in restructuring charges, respectively, related to other cost saving strategies.
The liability for restructuring activities was $1.5 million at December 31, 2011 which consists primarily of estimated severance payments and lease termination payments. Cash payments associated with this liability are expected to occur over the next six months.
Severance charges were recognized in accordance with the one-time employee termination benefit provisions of ASC 420-10-25 upon management’s commitment to a plan identifying the number of employees to be terminated, the terms of the benefit arrangement, and upon communication of this information to the employees to be terminated. While recognition of restructuring charges is triggered by communication of the plan and benefit information to affected employees, the timing of recognition depends on whether an employee is required to render further service in order to receive the termination benefits. For employees who are not required to render further service to receive termination benefits or who are not required to render service beyond a minimum retention period of 60 days, a liability is recognized on the date of communication to affected employees. For employees who are required to work beyond the minimum retention period to receive termination benefits, the fair value of termination benefits at the communication date is recognized ratably over the future service period.
In accordance with ASC 360-10-35, restructuring charges were recognized upon a significant adverse change in the extent or manner in which a long-lived asset is being used (removed from service), or upon management's commitment to a plan to sell an asset. Restructuring charges resulting from lease termination expenses were recognized in accordance with ASC 840-20 and ASC 840-30 upon notifying the lessor of Synovus’ intent to terminate a lease.

Note 4 - Trading Account Assets
The following table summarizes trading account assets at December 31, 2011 and 2010, which are reported at fair value.

	December 31,
(in thousands)	2011	2010
U.S. Treasury securities	$—	1,393
Mortgage-backed securities issued by U.S. Government agencies	33	—
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	4,040	6,254
All other residential mortgage-backed securities	11,748	13,768
State and municipal securities	10	834
Other investments	1,035	45
Total	$16,866	22,294

Note 5 - Other Loans Held for Sale
Loans are transferred to other loans held for sale at fair value when Synovus makes the determination to sell specifically identified loans. The fair value of the loans is primarily determined by analyzing the underlying collateral of the loan and the anticipated market prices of similar assets less estimated costs to sell. At the time of transfer, if the fair value is less than the carrying amount, the difference is recorded as a charge-off against the allowance for loan losses. Decreases in the fair value subsequent to the transfer, as well as gains/losses realized from sale of these loans, are recognized as (gains) losses on other loans held for sale, net as a component of non-interest expense on the consolidated statements of operations.
During the years ended December 31, 2011, 2010, and 2009, Synovus transferred loans with a carrying value immediately preceding the transfer totaling $681.6 million, $1.36 billion, and $890.5 million, respectively, to other loans held for sale. Synovus recognized charge-offs upon transfer on these loans totaling $194.9 million, $405.0 million, and $352.7 million for the years ended December 31, 2011, 2010, and 2009, respectively. Charge-offs resulted in a new cost basis (fair value less costs to sell) of $486.7 million, $959.3 million, and $537.8 million, respectively, for the loans transferred during the years ended December 31, 2011, 2010, and 2009; and were based on the fair value, less estimated costs to sell, of the loans at the time of transfer.

Note 6 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at December 31, 2011 and 2010 are summarized below.

	December 31, 2011
(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$426	—	—	426
U.S. Government agency securities	37,489	3,004	—	40,493
Securities issued by U.S. Government sponsored enterprises	667,707	8,333	(619)	675,421
Mortgage-backed securities issued by U.S. Government agencies	266,682	19,071	—	285,753
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,955,988	46,275	(257)	2,002,006
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	651,379	1,646	(1,525)	651,500
State and municipal securities	24,530	808	(20)	25,318
Equity securities	4,147	—	(388)	3,759
Other investments	5,449	—	—	5,449
Total	$3,613,797	79,137	(2,809)	3,690,125

	December 31, 2010
(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$251,842	5,830	—	257,672
U.S. Government agency securities	48,107	3,685	(1)	51,791
Securities issued by U.S. Government sponsored enterprises	846,536	18,845	(3,061)	862,320
Mortgage-backed securities issued by U.S. Government agencies	447,502	12,706	(370)	459,838
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,569,955	65,421	(5,931)	1,629,445
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	28,985	1,011	(2)	29,994
State and municipal securities	49,385	1,066	(108)	50,343
Equity securities	11,970	836	—	12,806
Other investments	84,909	1,150	—	86,059
Total	$3,339,191	110,550	(9,473)	3,440,268

(1)
Amortized cost is adjusted for other-than-temporary impairment charges in 2011 and 2010, which have been recognized in the consolidated statements of operations in the applicable period, and were considered inconsequential.

At December 31, 2011 and 2010, investment securities with a carrying value of $2.48 billion and $2.60 billion, respectively, were pledged to secure certain deposits, securities sold under repurchase agreements, payment network arrangements, and FHLB advances as required by law and contractual agreements.
Synovus has reviewed investment securities that are in an unrealized loss position as of December 31, 2011 and 2010 for other-than-temporary impairment and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. Synovus does not intend to sell any of the investment securities prior to the recovery of the unrealized loss, which may be until maturity, and it is not more likely than not that Synovus will be required to sell any of the securities in an unrealized loss position. The unrealized losses are related to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that unrealized losses represent other-than-temporary impairment. These factors include length of time that the security has been in a loss position, the extent that the fair value has been below amortized cost, and the credit standing of the issuer.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 are presented below.

	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total Fair Value
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	—	—	—	—	—
U.S. Government agency securities	—	—	—	—	—	—
Securities issued by U.S. Government sponsored enterprises	349,370	(619)	—	—	349,370	(619)
Mortgage-backed securities issued by U.S. Government agencies	—	—	—	—	—	—
Mortgage-backed securities issued by U.S. Government sponsored enterprises	148,283	(257)	—	—	148,283	(257)
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	337,060	(1,521)	297	(4)	337,357	(1,525)
State and municipal securities	32	(3)	883	(17)	915	(20)
Equity securities	2,367	(388)	—	—	2,367	(388)
Other investments	—	—	—	—	—	—
Total	$837,112	(2,788)	1,180	(21)	838,292	(2,809)

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total Fair Value
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	—	—	—	—	—
U.S. Government agency securities	191	(1)	—	—	191	(1)
Securities issued by U.S. Government sponsored enterprises	181,430	(3,061)	—	—	181,430	(3,061)
Mortgage-backed securities issued by U.S. Government agencies	70,577	(370)	—	—	70,577	(370)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	491,838	(5,931)	—	—	491,838	(5,931)
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	1,007	(2)	—	—	1,007	(2)
State and municipal securities.	4,643	(70)	1,506	(38)	6,149	(108)
Equity securities	—	—	—	—	—	—
Other investments	—	—	—	—	—	—
Total	$749,686	(9,435)	1,506	(38)	751,192	(9,473)

The amortized cost and fair value by contractual maturity of investment securities available for sale at December 31, 2011 are shown below. The expected life of mortgage-backed securities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been classified based on the contractual maturity date.

	Distribution of Maturities at December 31, 2011
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Amortized Cost
U.S. Treasury securities	$426	—	—	—	—	426
U.S. Government agency securities	—	451	30,024	7,014	—	37,489
Securities issued by U.S. Government sponsored enterprises	16,979	650,728	—	—	—	667,707
Mortgage-backed securities issued by U.S. Government agencies	—	293	223	266,166	—	266,682
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,053	22,220	635,109	1,297,606	—	1,955,988
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	—	161	651,218	—	651,379
State and municipal securities	3,548	11,505	5,072	4,405	—	24,530
Other investments	999	450	—	4,000	—	5,449
Securities with no stated maturity (equity securities)	—	—	—	—	4,147	4,147
Total	$23,005	685,647	670,589	2,230,409	4,147	3,613,797
Fair Value
U.S. Treasury securities	$426	—	—	—	—	426
U.S. Government agency securities	—	451	32,139	7,903	—	40,493
Securities issued by U.S. Government sponsored enterprises	17,345	658,076	—	—	—	675,421
Mortgage-backed securities issued by U.S. Government agencies	—	310	238	285,205	—	285,753
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,095	23,176	637,384	1,340,351	—	2,002,006
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	—	164	651,336	—	651,500
State and municipal securities	3,567	11,883	5,220	4,648	—	25,318
Other investments	999	450	—	4,000	—	5,449
Securities with no stated maturity (equity securities)	—	—	—	—	3,759	3,759
Total	$23,432	694,346	675,145	2,293,443	3,759	3,690,125

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale at December 31, 2011, 2010 and 2009 are presented below. Other-than-temporary impairment charges of $1.6 million , $2.2 million, and $925 thousand respectively, are included in gross realized losses for the years ended December 31, 2011, 2010 and 2009

(in thousands)	2011	2010	2009
Proceeds	$2,002,922	20,704	260,041
Gross realized gains	76,654	927	14,992
Gross realized losses	(1,647)	(2,198)	(925)
Investment securities gains (losses), net	$75,007	(1,271)	14,067

Note 7 – Loans and Allowance for Loan Losses
Loans outstanding, by classification, are summarized below.

	December 31,
(in thousands)	2011	2010
Investment properties	$4,557,313	5,059,102
1-4 family properties	1,618,484	2,102,787
Land acquisition	1,094,821	1,218,691
Total commercial real estate	7,270,618	8,380,580
Commercial and industrial	8,941,274	9,264,811
Home equity lines	1,619,585	1,648,039
Consumer mortgages	1,411,749	1,475,261
Credit cards	273,098	284,970
Other retail loans	575,475	542,538
Total retail	3,879,907	3,950,808
Total loans	20,091,799	21,596,199
Deferred fees and costs, net	(11,986)	(10,436)
Total loans, net of deferred fees and costs	$20,079,813	21,585,763

Total commercial real estate loans represent 36.2% and 38.8% of the total loan portfolio at December 31, 2011 and 2010, respectively. Due to continued instability in real estate values, the loans in the commercial real estate portfolio may have a greater risk of non-collection than other loans.
A substantial portion of the loan portfolio is secured by real estate in markets located throughout Georgia, Alabama, Tennessee, South Carolina, and Florida. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in market conditions in these areas.
The following is a summary of current, accruing past due, and non-accrual loans by portfolio class as of December 31, 2011 and 2010.

Current, Accruing Past Due, and Non-accrual Loans
	December 31, 2011
( in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Nonaccrual	Total
Investment properties	$4,450,627	10,866	54	10,920	95,766	4,557,313
1-4 family properties	1,396,778	23,480	642	24,122	197,584	1,618,484
Land acquisition	855,021	5,299	350	5,649	234,151	1,094,821
Total commercial real estate	6,702,426	39,645	1,046	40,691	527,501	7,270,618
Commercial and industrial	8,618,813	49,826	5,035	54,861	267,600	8,941,274
Home equity lines	1,581,469	12,893	664	13,557	24,559	1,619,585
Consumer mortgages	1,326,411	23,213	5,130	28,343	56,995	1,411,749
Credit cards	267,511	3,113	2,474	5,587	—	273,098
Other retail loans	562,706	6,232	171	6,403	6,366	575,475
Total retail	3,738,097	45,451	8,439	53,890	87,920	3,879,907
Total loans	$19,059,336	134,922	14,520	149,442	883,021	20,091,799

	December 31, 2010
( in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Nonaccrual	Total
Investment properties	$4,927,147	21,134	1,398	22,532	109,423	5,059,102
1-4 family properties	1,773,062	29,749	2,397	32,146	297,579	2,102,787
Land acquisition	998,658	12,656	2,853	15,509	204,524	1,218,691
Total commercial real estate	7,698,867	63,539	6,648	70,187	611,526	8,380,580
Commercial and industrial	8,998,715	50,248	4,230	54,478	211,618	9,264,811
Home equity lines	1,616,006	14,132	153	14,285	17,748	1,648,039
Consumer mortgages	1,405,781	22,979	1,153	24,132	45,348	1,475,261
Credit cards	277,442	3,715	3,813	7,528	—	284,970
Other retail loans	531,010	5,921	225	6,146	5,382	542,538
Total retail	3,830,239	46,747	5,344	52,091	68,478	3,950,808
Total loans	$20,527,821	160,534	16,222	176,756	891,622	21,596,199

Nonaccrual loans as of December 31, 2011 and 2010 were $883.0 million and $891.6 million, respectively. Interest income on nonaccrual loans outstanding at December 31, 2011 and 2010 that would have been recorded if the loans had been current and performed in accordance with their original terms was $71.3 million and $87.1 million, respectively. Interest income recorded on these loans for the years ended December 31, 2011 and 2010 was approximately $19 million and approximately $32 million, respectively.
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
Substandard - loans which are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Loans with this classification are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
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

Loan Portfolio Credit Exposure by Risk Grade
	December 31, 2011
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss(2)		Total
Investment properties	$3,443,363	778,009	328,402	7,539	—		4,557,313
1-4 family properties	977,083	269,152	361,210	11,039	—		1,618,484
Land acquisition	500,359	132,799	456,010	5,653	—		1,094,821
Total commercial real estate	4,920,805	1,179,960	1,145,622	24,231	—		7,270,618
Commercial and industrial	7,265,761	909,255	754,934	11,324	—		8,941,274
Home equity lines	1,578,938	—	39,811	—	836	(3)	1,619,585
Consumer mortgages	1,344,648	—	66,478	—	623	(3)	1,411,749
Credit cards	270,624	—	948	—	1,526		273,098
Other retail loans	562,623	—	12,349	—	503	(3)	575,475
Total retail	3,756,833	—	119,586	—	3,488		3,879,907
Total loans	$15,943,399	2,089,215	2,020,142	35,555	3,488		20,091,799

	December 31, 2010
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss(2)		Total
Investment properties	$3,650,849	886,286	507,912	14,055	—		5,059,102
1-4 family properties	1,132,634	383,287	573,364	13,502	—		2,102,787
Land acquisition	512,531	158,107	545,167	2,886	—		1,218,691
Total commercial real estate	5,296,014	1,427,680	1,626,443	30,443	—		8,380,580
Commercial and industrial	7,323,034	1,075,590	843,982	22,196	9	(4)	9,264,811
Home equity lines	1,610,527	—	36,987	—	525	(3)	1,648,039
Consumer mortgages	1,419,485	—	55,479	—	297	(3)	1,475,261
Credit cards	281,157	—	1,379	—	2,434		284,970
Other retail loans	530,675	—	11,173	—	690	(3)	542,538
Total retail	3,841,844	—	105,018	—	3,946		3,950,808
Total loans	$16,460,892	2,503,270	2,575,443	52,639	3,955		21,596,199

(1)	Includes $844.0 million and $835.0 million of nonaccrual substandard loans at December 31, 2011 and December 31, 2010, respectively.
(2) The loans within these risk grades are on nonaccrual status.
(3) Represent amounts that were 120 days past due. Per regulatory guidance, these credits are downgraded to the loss category with an allowance for loan losses equal to the full loan amount and are charged off in the subsequent quarter.

(4)	Amount was fully reserved at December 31, 2010 and was charged-off during the first quarter of 2011.

Activity in the allowance for loan losses is summarized below.

	Years Ended December 31,
(in thousands)	2011	2010	2009
Balance at beginning of year	$703,547	943,725	598,301
Provision for loan losses	418,795	1,131,274	1,805,599
Recoveries of loans previously charged off	53,866	46,471	32,431
Loans charged off	(639,714)	(1,417,923)	(1,492,606)
Balance at end of year	$536,494	703,547	943,725

The following table details the change in the allowance for loan losses by loan segment for the years ended December 31, 2011 and 2010.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Year Ended December 31, 2011
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses
Beginning balance	$353,923	222,058	43,478	84,088	703,547
Charge-offs	(384,297)	(176,134)	(79,283)	—	(639,714)
Recoveries	25,604	19,204	9,058	—	53,866
Provision for loan losses	253,864	119,760	81,261	(36,090)	418,795
Ending balance	$249,094	184,888	54,514	47,998	536,494
Ending balance: individually evaluated for impairment	$64,447	42,596	2,441	—	109,484
Loans
Ending balance: total loans	$7,270,618	8,941,274	3,879,907	—	20,091,799
Ending balance: individually evaluated for impairment	$870,157	384,299	53,116	—	1,307,572

	As Of and For The Year Ended December 31, 2010
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses
Beginning balance	$596,458	209,033	57,312	80,922	943,725
Charge-offs	(1,013,526)	(287,261)	(117,136)	—	(1,417,923)
Recoveries	22,068	15,812	8,591	—	46,471
Provision for loan losses	748,923	284,474	94,711	3,166	1,131,274
Ending balance	$353,923	222,058	43,478	84,088	703,547
Ending balance: individually evaluated for impairment	$53,966	30,222	1,051	—	85,239
Loans
Ending balance: total loans	$8,380,580	9,264,811	3,950,808	—	21,596,199
Ending balance: individually evaluated for impairment	$809,577	275,055	15,882	—	1,100,514

Below is a detailed summary of impaired loans (including accruing TDRs) as of December 31, 2011 and 2010.

Impaired Loans (including accruing TDRs)
	December 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$59,930	96,238	—	67,324	—
1-4 family properties	118,756	274,959	—	158,763	—
Land acquisition	196,823	295,562	—	174,590	—
Total commercial real estate	375,509	666,759	—	400,677	—
Commercial and industrial	65,357	117,468	—	74,995	—
Home equity lines	3,948	5,394	—	4,450	—
Consumer mortgages	4,970	6,293	—	3,907	—
Credit cards	—	—	—	—	—
Other retail loans	736	738	—	68	—
Total retail	9,654	12,425	—	8,425	—
Total	$450,520	796,652	—	484,097	—
With allowance recorded
Investment properties	$227,045	227,510	23,384	232,717	6,773
1-4 family properties	164,756	168,315	23,499	121,107	2,859
Land acquisition	102,847	118,868	17,564	97,054	2,136
Total commercial real estate	494,648	514,693	64,447	450,878	11,768
Commercial and industrial	318,942	324,623	42,596	244,801	5,888
Home equity lines	6,995	6,995	93	2,112	17
Consumer mortgages	34,766	32,455	2,306	20,331	660
Credit card	—	—	—	—	—
Other retail loans	1,701	1,701	42	6,399	31
Total retail	43,462	41,151	2,441	28,842	708
Total	$857,052	880,467	109,484	724,521	18,364
Total
Investment properties	$286,975	323,748	23,384	300,041	6,773
1-4 family properties	283,512	443,274	23,499	279,870	2,859
Land acquisition	299,670	414,430	17,564	271,644	2,136
Total commercial real estate	870,157	1,181,452	64,447	851,555	11,768
Commercial and industrial	384,299	442,091	42,596	319,796	5,888
Home equity lines	10,943	12,389	93	6,562	17
Consumer mortgages	39,736	38,748	2,306	24,238	660
Credit cards	—	—	—	—	—
Other retail loans	2,437	2,439	42	6,467	31
Total retail	53,116	53,576	2,441	37,267	708
Total impaired loans	$1,307,572	1,677,119	109,484	1,208,618	18,364

	December 31, 2010
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Investment properties	$72,978	124,689	—
1-4 family properties	204,548	452,338	—
Land acquisition	160,842	273,135	—
Total commercial real estate	438,368	850,162	—
Commercial and industrial	78,761	125,600	—
Home equity lines	3,775	5,572	—
Consumer mortgages	5,424	7,588	—
Credit cards	—	—	—
Other retail loans	9	10	—
Total retail	9,208	13,170	—
Total	$526,337	988,932	—
With allowance recorded
Investment properties	$197,118	197,443	17,538
1-4 family properties	85,460	89,705	22,317
Land acquisition	88,631	91,772	14,111
Total commercial real estate	371,209	378,920	53,966
Commercial and industrial	196,294	199,337	30,222
Home equity lines	3,199	3,200	247
Consumer mortgages	3,396	3,396	799
Credit cards	—	—	—
Other retail loans	79	79	5
Total retail	6,674	6,675	1,051
Total	$574,177	584,932	85,239
Total
Investment properties	$270,096	322,132	17,538
1-4 family properties	290,008	542,043	22,317
Land acquisition	249,473	364,907	14,111
Total commercial real estate	809,577	1,229,082	53,966
Commercial and industrial	275,055	324,937	30,222
Home equity lines	6,974	8,772	247
Consumer mortgages	8,820	10,984	799
Credit cards	—	—	—
Other retail loans	88	89	5
Total retail	15,882	19,845	1,051
Total impaired loans	$1,100,514	1,573,864	85,239

The average recorded investment in impaired loans was approximately $1.21 billion, $999.2 million, and $1.37 billion for the years ended December 31, 2011, 2010, and 2009, respectively. Excluding accruing TDRs, there was no interest income recognized for the investment in impaired loans for the years ended December 31, 2011, 2010, and 2009. Interest income recognized for accruing TDRs was approximately $18.4 million, $14.4 million, and $8.9 million for the years ended December 31, 2011, 2010, and 2009 respectively. At December 31, 2011, 2010 and 2009, all impaired loans, other than $668.5 million, $464.1 million, and $213.6 million, respectively, of accruing TDRs, were on nonaccrual status.
Effective July 1, 2011, Synovus adopted ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, with retrospective application to January 1, 2011, and has accordingly included the required disclosures below:

	Accruing TDRs With Modifications and Renewals Completed During The
	Year Ended December 31, 2011
(in thousands, except contract data))	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
Investment properties	72	$164,980	162,279
1-4 family properties	67	139,941	133,486
Land acquisition	36	54,938	54,938
Total commercial real estate	175	359,859	350,703
Commercial and industrial	116	186,476	185,267
Home equity lines	7	282	282
Consumer mortgages	185	24,812	24,812
Credit cards	—	—	—
Other retail loans	18	1,072	1,072
Total retail	210	26,166	26,166
Total loans	501	$572,501	562,136

	Non-accruing TDRs With Modifications and Renewals Completed During The
	Year Ended December 31, 2011
(in thousands, except contract data))	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
Investment properties	11	$30,148	29,648
1-4 family properties	21	27,765	21,768
Land acquisition	12	6,974	6,038
Total commercial real estate	44	64,887	57,454
Commercial and industrial	40	34,254	31,215
Home equity lines	2	145	145
Consumer mortgages	18	5,741	5,491
Credit cards	—	—	—
Other retail loans	—	—	—
Total retail	20	5,886	5,636
Total loans	104	$105,027	94,305

	Year Ended December 31, 2011
(in thousands, except contract data)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings Entered Into During 2011 That Subsequently Defaulted(1)
Investment properties	2	$944
1-4 family properties	4	2,554
Land acquisition	3	16,116
Total commercial real estate	9	19,614
Commercial and industrial	13	19,779
Home equity lines	—	—
Consumer mortgages	7	1,659
Credit cards	—	—
Other retail loans	1	25
Total retail	8	1,684
Total loans	30	$41,077

(1)	Subsequently defaulted is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 days past due with respect to principal and/or interest payments.
If at the time that a loan was designated as a TDR the loan was not already impaired, the measurement of impairment resulting from the TDR designation changes from a general pool-level reserve to a specific loan measurement of impairment in accordance with ASC 310-10-35, Accounting By Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5, ASC 450-20, and No. 15, ASC 310-40. Generally, the change in the allowance for loan losses resulting from such a TDR is not significant. At December 31, 2011, the allowance for loan losses allocated to accruing TDRs totaling $668.5 million was $60.7 million compared to accruing TDR's of $464.1 million with a related allowance for loan losses $54.9 million at December 31, 2010. Nonaccrual non-homogenous loans (commercial-type impaired loans greater than $1 million) that are designated as TDRs are individually measured for the amount of impairment, if any, both before and after the TDR designation.
In the ordinary course of business, Synovus has made loans to certain executive officers and directors, including their affiliates, of Synovus and Synovus Bank. Management believes that such loans are made substantially on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unaffiliated customers. The following is a summary of loans to executive officers and directors, including their associates, of Synovus and Synovus Bank, and the activity in these loans for the year ended December 31, 2011.

(in thousands)
Balance at December 31, 2010	$99,654
New loans	44,169
Repayments	(50,409)
Loans charged-off	—
Balance December 31, 2011	$93,414

At December 31, 2011, there were no loans to executive officers and directors that were classified as nonaccrual, greater than 90 days past due and still accruing, or potential problem loans.

Note 8 - Goodwill and Other Intangible Assets
The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010.

	December 31,
(in thousands)	2011	2010
Balance as of January 1,:
Goodwill	$519,138	519,138
Accumulated impairment losses	494,707	494,707
Goodwill, net at January 1,	24,431	24,431
Impairment losses	—	—
Balance as of December 31,:
Goodwill	519,138	519,138
Accumulated impairment losses	494,707	494,707
Goodwill, net at December 31,	$24,431	24,431

Synovus’ policy is to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Synovus performs its annual goodwill impairment testing as of June 30 each year. At June 30, 2011 and 2010, Synovus completed its annual goodwill impairment evaluation, and as a result of these evaluations, determined that no adjustments to the carrying value of goodwill for any of its reporting units were required. At December 31, 2011 and December 31, 2010, the goodwill is associated with two financial management services reporting units.
During 2009, Synovus recognized a charge of $15.1 million for impairment of goodwill. The 2009 impairment charge was due to financial deterioration in the associated banking reporting units.
Other intangible assets as of December 31, 2011 and 2010 are presented in the following table:

	2011
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Other intangible assets:
Purchased trust revenues	$4,210	(2,970)	—	1,240
Acquired customer contracts	5,270	(5,241)	—	29
Core deposit premiums	46,331	(39,433)	—	6,898
Other	640	(282)	—	358
Total carrying value	$56,451	(47,926)	—	8,525

	2010
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Other intangible assets:
Purchased trust revenues	$4,210	(2,690)	—	1,520
Acquired customer contracts	5,270	(5,121)	—	149
Core deposit premiums	46,331	(35,973)	—	10,358
Other	665	(258)	—	407
Total carrying value	$56,476	(44,042)	—	12,434

Aggregate other intangible assets amortization expense for the years ended December 31, 2011, 2010, and 2009 was $3.9 million, $4.2 million, and $4.6 million, respectively. Aggregate estimated amortization expense over the next five years is: $3.3 million in 2012, $1.7 million in 2013, $1.2 million in 2014, $992 thousand in 2015, and $456 thousand in 2016.

Note 9 - Other Real Estate
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
The carrying value of ORE was $204.2 million and $261.3 million at December 31, 2011 and 2010 , respectively. During the year ended December 31, 2011 and 2010, $226.9 million and $410.1 million, respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value. During the years ended December 31, 2011, 2010, and 2009, Synovus recognized foreclosed real estate expense, net, of $133.6 million, $163.6 million, and $354.3 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and realized gains or losses resulting from sales transactions totaling $113.4 million, $137.2 million, and $322.3 million for the year ended December 31, 2011, 2010, and 2009, respectively.

Note 10 - Other Assets
Significant balances included in other assets at December 31, 2011 and 2010 are presented below.

(in thousands)	2011	2010
Accrued interest receivable	$81,992	97,621
Accounts receivable	24,130	43,122
Cash surrender value of bank owned life insurance	262,587	255,292
FHLB and FRB Stock	78,100	111,056
Private equity investments	22,015	47,357
Prepaid FDIC deposit insurance assessments	76,574	130,903
Other prepaid expenses	22,454	22,575
Net current income taxes	3,704	7,830
Net deferred income taxes	2,138	1,780
Derivative asset positions	84,923	86,360
Other properties held for sale	17,246	—
Miscellaneous other assets	70,961	71,264
Total other assets	$746,824	875,160

Synovus’ investment in company-owned life insurance programs was approximately $262.6 million and $255.3 million at December 31, 2011 and December 31, 2010, respectively, which included approximately $30.7 million and $30.9 million of separate account life insurance policies covered by stable value agreements. At December 31, 2011, the fair value of the investments underlying the separate account policies was within the coverage provided by the stable value agreements.

Note 11 - Interest Bearing Deposits
A summary of interest bearing deposits at December 31, 2011 and 2010 is presented below.

(in thousands)	2011	2010
Interest bearing demand deposits	$3,613,060	3,860,157
Money market accounts, excluding brokered deposits	6,542,448	6,798,092
Savings accounts	515,038	480,184
Time deposits, excluding brokered deposits	4,591,164	5,911,150
Brokered deposits	1,783,174	3,152,349
Total interest bearing deposits	$17,044,884	20,201,932

The aggregate amount of time deposits of $100,000 or more was $4.14 billion at December 31, 2011 and $6.36 billion at December 31, 2010.
The following table presents contractual maturities of all time deposits at December 31, 2011.

(in thousands)
Maturing within one year	$4,595,875
Between 1 — 2 years	996,245
2 — 3 years	262,711
3 — 4 years	141,251
4 — 5 years	129,889
Thereafter	26,387
$6,152,358

Note 12 - Long-term Debt and Short-term Borrowings
Long-term debt at December 31, 2011 and 2010 is presented in the following table.

(in thousands)	2011	2010
Parent Company:
4.875% subordinated notes, due February 15, 2013, with semi-annual interest payments and principal to be paid at maturity (1)	$206,750	206,750
5.125% subordinated notes, due June 15, 2017, with semi-annual interest payments and principal to be paid at maturity	450,000	450,000
13.00% junior subordinated amortizing notes with quarterly interest and principal payments through May 15, 2013	38,229	59,931
LIBOR + 1.80% debentures, due April 19, 2035 with quarterly interest payments and principal to be paid at maturity (rate of 2.35% at December 31, 2011)	10,000	10,000
Hedge-related basis adjustment(2)	21,188	28,102
Total long-term debt — Parent Company	726,167	754,783
Synovus Bank:
FHLB advances with interest and principal payments due at various maturity dates through 2018 and interest rates ranging from 0.35% to 4.70% at December 31, 2011 (weighted average interest rate of 1.05% at December 31, 2011)	633,839	1,047,479
Other notes payable and capital leases with interest and principal payments due at various maturity dates through 2031 (weighted average interest rate of 3.89% at December 31, 2011)	4,721	5,899
Total long-term debt — subsidiary	638,560	1,053,378
Total long-term debt	$1,364,727	1,808,161

(1)
On February 13, 2012, Synovus issued $300 million aggregate principal amount of 7.875% senior notes due February 15, 2019 (“the 2019 Senior Notes”) in a public offering for aggregate proceeds of $292.8 million, net of discount and debt issuance costs. Concurrent with this offering, Synovus announced a cash tender offer (“Tender Offer”) for any and all of its outstanding 4.875% subordinated notes due February 15, 2013 (“the 2013 Notes”), with a total principal amount outstanding of approximately $206.8 million. Approximately $145.6 million of the 2013 Notes were tendered by the early tender deadline of February 21, 2012 (“the Early Tender Deadline”), and Synovus paid total consideration of $145.6 million for these notes. Holders of the 2013 notes who did not tender by the Early Tender Deadline have until March 6, 2012 to tender their 2013 Notes. Holders who tender their 2013 Notes after February 21, 2012 but at or before March 6, 2012 will receive $970 per $1,000 principal amount of the 2013 Notes tendered. The Tender Offer was, and additional tenders will be, funded from a portion of the net proceeds of the 2019 Senior Notes described herein.

(2)	Unamortized balance of terminated interest rate swaps reflected in debt for financial reporting purposes.
The provisions of the indentures governing Synovus’ long-term debt contain certain restrictions within specified limits on mergers, sales of all or substantially all of Synovus' assets and limitations on sales and issuances of voting stock of subsidiaries and limit Synovus’ ability to pay dividends on its capital stock if there is an event of default under the applicable indenture. As of December 31, 2011, Synovus and its subsidiaries were in compliance with the covenants in these agreements.
The FHLB advances are secured by certain loans receivable with a recorded balance of approximately $3.8 billion as well as investment securities with a fair value of approximately $10.4 million at December 31, 2011.
Contractual annual principal payments on long-term debt for the next five years and thereafter are shown on the following table.

(in thousands)	Parent Company		Subsidiary	Total
2012	$24,663		313,504	338,167
2013	220,316	(1)	130,727	351,043
2014	—		50,487	50,487
2015	—		140,506	140,506
2016	—		399	399
Thereafter	460,000		2,937	462,937
Total	$704,979		638,560	1,343,539

(1)
On February 13, 2012, Synovus issued $300 million aggregate principal amount of 7.875% senior notes due February 15, 2019 (“the 2019 Senior Notes”) in a public offering for aggregate proceeds of $292.8 million, net of discount and debt issuance costs. Concurrent with this offering, Synovus announced a cash tender offer (“Tender Offer”) for any and all of its outstanding 4.875% subordinated notes due February 15, 2013 (“the 2013 Notes”), with a total principal amount outstanding of approximately $206.8 million. Approximately $145.6 million of the 2013 Notes were tendered by the early tender deadline of February 21, 2012 (“the Early Tender Deadline”), and Synovus paid total consideration of $145.6 million for these notes. Holders of the 2013 notes who did not tender by the Early Tender Deadline have until March 6, 2012 to tender their 2013 Notes. Holders who tender their 2013 Notes after February 21, 2012 but at or before March 6, 2012 will receive $970 per $1,000 principal amount of the 2013 Notes tendered. The Tender Offer was, and additional tenders will be, funded from a portion of the net proceeds of the 2019 Senior Notes described herein.

The following table sets forth certain information regarding federal funds purchased and other short-term borrowings:

(dollars in thousands)	2011	2010	2009
Total Balance at December 31,	$313,757	499,226	475,062
Weighted average interest rate at December 31,	0.24%	0.30	0.53
Maximum month end balance during the year	$452,903	543,690	1,580,259
Average amount outstanding during the year	389,583	480,700	918,735
Weighted average interest rate during the year	0.27%	0.40	0.42

Note 13 - Equity
The following table shows the change in preferred and common shares issued and common shares held as treasury shares for the three years ended December 31, 2011.

(in thousands)	Preferred Shares Issued	Common Shares Issued	Treasury Shares Held
Balance at December 31, 2008	968	336,011	5,677
Issuance (forfeitures) of non-vested stock, net	—	(34)	—
Restricted share unit activity	—	39	—
Stock options exercised	—	54	—
Treasury shares purchased	—	—	9
Issuance of common stock	—	150,000	—
Exchange of subordinated notes due 2013 for common stock	—	9,444	—
Balance at December 31, 2009	968	495,514	5,686
Issuance (forfeitures) of non-vested stock, net	—	(9)	—
Restricted share unit activity	—	44	—
Stock options exercised	—	1	—
Treasury shares purchased	—	—	7
Issuance of common stock	—	293,250	—
Settlement of prepaid common stock purchase contracts	—	2,156	—
Balance at December 31, 2010	968	790,956	5,693
Issuance (forfeitures) of non-vested stock, net	—	(1)	—
Restricted share unit activity	—	19	—
Settlement of prepaid common stock purchase contracts	—	15	—
Balance at December 31, 2011	968	790,989	5,693

Series A Preferred Stock
On December 19, 2008, Synovus issued to the Treasury 967,870 shares of Synovus’ Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total price of $967,870,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. Synovus may, at its option, with the consent of the FDIC, redeem, in whole or in part, the Series A Preferred Stock at the liquidation amount per share plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting. However, if Synovus fails to pay dividends on the Series A Preferred Stock for an aggregate of six quarterly periods, whether or not consecutive, the number of authorized directors will be increased by two and the holders of the Series A Preferred Stock shall have the right to elect two directors. A consequence of the Series A Preferred Stock purchase includes certain restrictions on executive compensation that could limit the tax deductibility of compensation that Synovus pays to executive management.
As part of its purchase of the Series A Preferred Stock, Synovus issued the Treasury a warrant to purchase up to 15,510,737 shares of Synovus common stock ("Warrant") at an initial per share exercise price of $9.36. The Warrant provides for the adjustment of the exercise price and the number of shares of Synovus common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Synovus common stock, and upon certain issuances of Synovus common stock at or below a specified price relative to the initial exercise price. The Warrant expires on December 19, 2018. Pursuant to the Securities Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.
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
Exchange of Subordinated Debt for Common Stock
On November 5, 2009, Synovus completed an exchange offer ("Exchange Offer") of $29,820,000 in aggregate principal amount of its outstanding 4.875% Subordinated Notes Due 2013 (the "2013 Notes"). The 2013 Notes exchanged in the Exchange Offer represent 12.6% of the $236,570,000 aggregate principal amount of the 2013 Notes outstanding prior to the Exchange Offer. Pursuant to the terms of the Exchange Offer, Synovus issued 9.44 million shares of Synovus’ common stock, at a fair value of $21.7 million, as consideration for the 2013 Notes. The Exchange Offer resulted in a pre-tax gain of $6.1 million which was recorded as a component of other non-interest income in 2009.
tMEDS
On May 4, 2010, Synovus completed a public offering of 13,800,000 tMEDS with a stated value of $25.00 per unit. Each tMEDS unit consists of a prepaid common stock purchase contract and a junior subordinated amortizing note due May 15, 2013. The prepaid common stock purchase contracts have been recorded as additional paid-in capital (a component of shareholders’ equity), net of issuance costs, and the junior subordinated amortizing notes have been recorded as long-term debt. Issuance costs associated with the debt component were recorded as a prepaid expense which is being amortized on a straight-line basis over the term of the instrument to May 15, 2013. Synovus allocated the proceeds from the issuance of the tMEDS to equity and debt based on the relative fair values of the respective components of each tMEDS unit. The aggregate values assigned to each component of the tMEDS offering are as follows:

(in thousands, except per unit amounts)	Equity Component	Debt Component	tMEDS Total
Units issued (1)	13,800	13,800	13,800
Unit price	$19.901803	5.098197	25.00
Gross proceeds	274,645	70,355	345,000
Issuance costs	9,081	2,342	11,423
Net proceeds	$265,564	68,013	333,577

Impact on Consolidated Balance Sheet:
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
Each junior subordinated amortizing note, which had an initial principal amount of $5.098197, is bearing interest at 13.00% per annum, and has a scheduled final installment payment date of May 15, 2013. On each February 15, May 15, August 15, and November 15, which began on August 15, 2010, Synovus pays equal quarterly installments of $0.515625 on each amortizing note.

Each payment constitutes a payment of interest and a partial repayment of principal.
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
At any time prior to the third business day immediately preceding May 15, 2013, the holder may settle the purchase contract early and receive 7.5758 shares of Synovus common stock. Upon settlement, an amount equal to $1.00 per common share issued will be reclassified from additional paid-in capital to common stock. As of December 31, 2011, approximately 286,600 tMEDS units have been settled which resulted in the issuance of 2,171,222 shares of common stock.

Note 14 - Regulatory Capital
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
As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. The capital measures used by the federal banking regulators include the total risk-based capital ratio, Tier 1 risk-based capital ratio, and the leverage ratio. Synovus Bank is a state-chartered bank under the regulations of the GA DBF. Under applicable regulations, Synovus Bank is well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure. However, even if Synovus Bank satisfies all applicable quantitative criteria to be considered well-capitalized, the regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. In June 2010, Synovus Bank entered into a memorandum of understanding with the FDIC and the GA DBF agreeing to maintain a minimum leverage ratio of 8% and a minimum total risk-based capital to risk-weighted assets ratio of 10%. Management believes that, as of December 31, 2011, Synovus and Synovus Bank meet all capital requirements to which they are subject.
Management currently believes, based on current internal capital analyses and earnings projections, that Synovus' capital position is adequate to meet current regulatory minimum capital requirements. However, Synovus continues to actively monitor economic conditions, evolving industry capital standards, and changes in regulatory standards and requirements, and engages in regular discussions with its regulators regarding capital at both Synovus and Synovus Bank. As part of its ongoing management of capital, Synovus will continue to identify, consider, and pursue additional strategic initiatives to bolster its capital position as deemed necessary, including strategies in connection with any future repayment of Synovus' obligations under the CPP.
The following table summarizes regulatory capital information at December 31, 2011 and 2010 on a consolidated basis and for Synovus’ significant subsidiary, defined as any direct subsidiary with assets or net income levels exceeding 10% of the consolidated totals.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions(1)
(dollars in thousands)	2011	2010	2011	2010	2011	2010
Synovus Financial Corp.
Tier I capital	$2,780,774	2,909,912	1,103,113	1,232,793	n/a	n/a
Total risk-based capital	3,544,089	3,742,599	1,718,946	1,819,883	n/a	n/a
Tier I capital ratio	12.94%	12.79	4.00	4.00	n/a	n/a
Total risk-based capital ratio	16.49	16.45	8.00	8.00	n/a	n/a
Leverage ratio	10.08	9.44	4.00	4.00	n/a	n/a
Synovus Bank(2)
Tier I capital	$2,950,329	2,914,871	1,090,674	1,281,751	1,363,343	1,523,439
Total risk-based capital	3,219,480	3,198,728	1,701,416	1,783,946	2,126,769	2,229,933
Tier I capital ratio	13.87%	13.07	4.00	4.00	6.00	6.00
Total risk-based capital ratio	15.14	14.34	8.00	8.00	10.00	10.00
Leverage ratio	10.82	9.57	4.00	4.00	5.00	5.00

(1) The prompt corrective action provisions are applicable at the bank level only.
(2) Synovus Bank entered into a memorandum of understanding with the FDIC and the GA DBF in June of 2010 agree to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulation as follows: Tier 1 capital to total average assets (leverage ratio) of 8% and total capital to risk-weighted assets (total risk-based capital ratio) of 10%.

Note 15 - Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) for the years ended December 31, 2011, 2010, and 2009 are presented in the following table.

	2011			2010			2009
(in thousands)	Before- Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before- Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before- Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net unrealized gains/losses on cash flow hedges:
Net unrealized gains/losses arising during the year	$(11,316)	4,279	(7,037)	(20,459)	7,867	(12,592)	(31,887)	12,404	(19,483)
Valuation allowance for the change in deferred taxes arising from unrealized gains/losses (1)	—	(4,279)	(4,279)	—	(7,858)	(7,858)	—	—	—
Net unrealized gains/losses	(11,316)	—	(11,316)	(20,459)	9	(20,450)	(31,887)	12,404	(19,483)
Net unrealized gains/losses on investment securities available for sale:
Net unrealized gains/losses arising during the year	50,258	(19,349)	30,909	(9,991)	3,889	(6,102)	(25,292)	8,991	(16,301)
Reclassification adjustment for (gains)losses realized in net income	(75,007)	29,271	(45,736)	1,271	(494)	777	(14,067)	5,383	(8,684)
Valuation allowance for the change in deferred taxes arising from unrealized gains/losses (1)	—	(9,922)	(9,922)	—	(3,393)	(3,393)	—	—	—
Net unrealized gains/losses	(24,749)	—	(24,749)	(8,720)	2	(8,718)	(39,359)	14,374	(24,985)
Amortization of post-retirement unfunded health benefit, net of tax	—	—	—	2,470	(950)	1,520	35	(14)	21
	$(36,065)	—	(36,065)	(26,709)	(939)	(27,648)	(71,211)	26,764	(44,447)

(1)	In accordance with ASC 740-20-45-11(b), the deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income /(loss).

Cash settlements on cash flow hedges were $3.2 million, $15.8 million, and $33.4 million for the years ended December 31, 2011, 2010, and 2009, respectively, all of which were included in earnings. During 2011, Synovus did not have any terminated cash flow hedges, and therefore, no cash receipts were recorded related to terminated hedges. During 2010, and 2009, Synovus recorded cash receipts on terminated cash flow hedges of $14.6 million and $10.3 million, respectively, which were deferred and are being amortized into earnings over the shorter of the remaining contract life or the maturity of the designated instrument as an adjustment to interest income (expense). There were no terminated cash flow hedges during 2011, four terminated cash flow hedges during 2010, and three terminated cash flow hedges during 2009. The amortization on all previously terminated cash flow hedge settlements, before tax, was approximately $9.2 million, $10.0 million, and $4.0 million in 2011, 2010, and 2009, respectively. The change in unrealized gains (losses) on cash flow hedges, before tax, was approximately $(2.3) million in 2011, $(10.3) million in 2010, and $(27.8) million in 2009.

Note 16 - Loss Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted loss per common share for the years ended December 31, 2011, 2010, and 2009.

	Years Ended December 31,
(in thousands, except per share data)	2011	2010	2009
Loss from continuing operations	$(60,844)	(834,019)	(1,433,931)
Income from discontinued operations, net of income taxes and non-controlling interest	—	43,162	4,590
Net loss	(60,844)	(790,857)	(1,429,341)
Net (loss) income attributable to non-controlling interest	(220)	(179)	2,364
Net loss attributable to controlling interest	(60,624)	(790,678)	(1,431,705)
Dividends and accretion of discount on preferred stock	58,088	57,510	56,966
Net loss attributable to common shareholders	$(118,712)	(848,188)	(1,488,671)
Loss from continuing operations	(60,844)	(834,019)	(1,433,931)
Net (loss) income attributable to non-controlling interest	(220)	(179)	2,364
Dividends and accretion of discount on preferred stock	58,088	57,510	56,966
Net loss from continuing operations attributable to common shareholders	$(118,712)	(891,350)	(1,493,261)
Weighted average common shares outstanding, basic and diluted	785,272	685,186	372,943
Net loss per common share, basic and diluted:
Net loss from continuing operations attributable to common shareholders	$(0.15)	(1.30)	(4.00)
Net loss attributable to common shareholders	$(0.15)	(1.24)	(3.99)

Basic loss per common share is computed by dividing net loss by the average common shares outstanding for the period. Diluted loss per common share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of outstanding options and restricted shares is reflected in diluted earnings per share, unless the impact is anti-dilutive, by application of the treasury stock method.
Due to the net loss attributable to common shareholders for the years ended December 31, 2011, 2010, and 2009, there were no potentially dilutive shares included in the net loss per common share calculations, as such shares and adjustments would have been anti-dilutive.

Note 17 - Fair Value Accounting

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
Trading Account Assets and Investment Securities Available-for-Sale
The fair values of trading account assets and investment securities available-for-sale are primarily based on actively traded markets where prices are based on either quoted market prices or observed transactions. These securities are classified as Level 1 within the valuation hierarchy and include U.S. Treasury securities and equity securities. Liquidity is a significant factor in the determination of the fair value of certain trading account assets and liabilities and certain available-for-sale securities. The fair values of these instruments also take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information, volatility, and U.S. Treasury and swap curves. When quoted market prices are not available, which generally occurs due to the lack of liquidity for certain securities, fair values are estimated using bid prices and quoted market prices of pool or tranches of securities with similar characteristics. These types of securities are classified as Level 2 within the valuation hierarchy and primarily consist of collateralized mortgage obligations, mortgage-backed debt securities, debt securities of U.S. Government-sponsored enterprises and agencies, corporate debt, and state and municipal bonds. Synovus has evaluated the valuation methodologies of its third-party pricing services to determine whether such valuations are representative of an exit price in Synovus’ principal markets. In a few cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy.
Mortgage Loans Held for Sale
Synovus elected to apply the fair value option for mortgage loans originated with the intent to sell to investors. When quoted market prices are not available, fair value is derived from a hypothetical-securitization model used to estimate the “exit price” of the loans in securitization. The bid pricing convention is used for loan pricing for similar assets. The valuation model is based upon forward settlements of a pool of loans of identical coupon, maturity, product, and credit attributes. The inputs to the model are continuously updated with available market and historical data. As the loans are sold in the secondary market and predominantly used as collateral for securitizations, the valuation model represents the highest and best use of the loans in Synovus’ principal market. Mortgage loans held for sale are classified within Level 2 of the valuation hierarchy.

Private Equity Investments
Private equity investments include equity method investments in venture capital funds which are primarily classified as Level 3 within the valuation hierarchy. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. Based on these factors, the ultimate realizable value of these investments could differ significantly from the value reflected in the accompanying consolidated financial statements. Valuation factors such as recent or proposed purchase or sale of debt or equity of the issuer, pricing by other dealers in similar securities, size of position held, liquidity of the market, and changes in economic conditions affecting the issuer are used in the determination of fair value.
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
Investments Held in Rabbi Trusts
The investments held in Rabbi Trusts primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on quoted market prices, which represents the net asset value of the shares and are therefore classified within Level 1 of the fair value hierarchy.
Derivative Assets and Liabilities
As part of its overall interest rate risk management activities, Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk. The majority of derivatives entered into by Synovus are executed over-the-counter and consist of interest rate swaps. The fair values of these derivative instruments are determined based on an internally developed model that uses readily observable market data, as quoted market prices are not available for these instruments. The valuation models and inputs depend on the type of derivative and the nature of the underlying instrument, and include interest rates, prices and indices to generate continuous yield or pricing curves, volatility factors, and customer credit related adjustments. The principal techniques used to model the value of these instruments are an income approach, discounted cash flows, Black-Scholes or Binomial Pricing models. The sale of TBA mortgage-backed securities for current month delivery or in the future and the purchase of option contracts of similar duration are derivatives utilized by Synovus’ mortgage subsidiary, and are valued by obtaining prices directly from dealers in the form of quotes for identical securities or options using a bid pricing convention with a spread between bid and offer quotations. Interest rate swaps, floors, caps and collars, and TBA mortgage-backed securities are classified as Level 2 within the valuation hierarchy.
The Company enters into commitments to originate mortgage loans, which are classified as derivatives prior to the loan closing when there is a note lock commitment outstanding to a borrower to close the loan, if originated, at a specific interest rate. The fair values of these derivative positions, are determined based on a bid pricing convention as mentioned above. The determination of fair value of interest rate lock commitments includes fall-out ratio assumptions related to the likelihood that a commitment will ultimately result in a closed loan, which is a significant unobservable assumption. Therefore, this type of derivative instrument is classified as Level 3 within the valuation hierarchy. These amounts, however, are insignificant.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Synovus adopted certain of the new disclosure requirements of ASU 2010-06, Improving Disclosures about Fair Value Measurements, effective January 1, 2010. The guidance requires fair value disclosures by class of assets and liabilities rather than by major category. For equity and debt securities, class was determined based on the nature and risks of the investments. Transfers between levels were inconsequential for the years ended December 31, 2011 and 2010. The following table presents all financial instruments measured at fair value on a recurring basis, as of December 31, 2011 and 2010, according to the valuation hierarchy included in ASC 820-10.

	December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	33	—	33
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	4,040	—	4,040
State and municipal securities	—	10	—	10
All other residential mortgage-backed securities	—	11,748	—	11,748
Other investments	—	1,035	—	1,035
Total trading securities	—	16,866	—	16,866
Mortgage loans held for sale	—	161,509	—	161,509
Investment securities available for sale:
U.S. Treasury securities	426	—	—	426
U.S. Government agency securities	—	40,493	—	40,493
Securities issued by U.S. Government sponsored enterprises	—	675,421	—	675,421
Mortgage-backed securities issued by U.S. Government agencies	—	285,753	—	285,753
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,002,006	—	2,002,006
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	651,500	—	651,500
State and municipal securities	—	25,318	—	25,318
Equity securities	2,366	—	1,393	3,759
Other investments(1)	—	—	5,449	5,449
Total investment securities available for sale	2,792	3,680,491	6,842	3,690,125
Private equity investments	—	597	21,418	22,015
Mutual funds held in Rabbi Trusts	10,353	—	—	10,353
Derivative assets:
Interest rate contracts	—	83,072	—	83,072
Mortgage derivatives	—	—	1,851	1,851
Total derivative assets	—	83,072	1,851	84,923
Liabilities
Derivative liabilities:
Interest rate contracts	—	85,534	—	85,534
Mortgage derivatives	—	1,947	—	1,947
Visa Derivative	—	—	9,093	9,093
Total derivative liabilities	$—	87,481	9,093	96,574

	December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total Assets Liabilities at Fair Value
Assets
Trading securities:
U.S. Treasury securities	$1,393	—	—	1,393
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	6,254	—	6,254
Other U.S. Government agencies	—	—	—	—

State and municipal securities	—	834	—	834
All other residential mortgage-backed securities	—	13,768	—	13,768
Equity, mutual funds, and other	45	—	—	45
Total trading securities	1,438	20,856	—	22,294
Mortgage loans held for sale	—	232,839	—	232,839
Investment securities available for sale:
U.S. Treasury securities	257,672	—	—	257,672
U.S. Government agency securities	—	51,791	—	51,791
Securities issued by U.S. Government sponsored enterprises	—	862,320	—	862,320
Mortgage-backed securities issued by U.S. Government agencies	—	459,838	—	459,838
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	1,629,445	—	1,629,445
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	29,994	—	29,994
State and municipal securities	—	50,343	—	50,343
Equity securities	6,632	—	6,174	12,806
Other investments(1)	—	81,611	4,448	86,059
Total investment securities available for sale	264,304	3,165,342	10,622	3,440,268
Private equity investments	—	—	47,357	47,357
Mutual funds held in Rabbi Trusts	11,239	—	—	11,239
Derivative assets:
Interest rate contracts	—	85,070	—	85,070
Mortgage derivatives	—	—	1,290	1,290
Total derivative assets	—	85,070	1,290	86,360
Liabilities
Derivative liabilities:
Interest rate contracts	—	85,588	—	85,588
Mortgage derivatives	—	1,780	—	1,780
Visa Derivative	—	—	5,470	5,470
Total derivative liabilities	$—	87,368	5,470	92,838
(1) Based on an analysis of the nature and risks of these investments, Synovus has determined that presenting these investments as a single asset class is appropriate.
Fair Value Option
The following table summarizes the difference between the fair value and the unpaid principal balance for mortgage loans held for sale measured at fair value and the changes in fair value of these loans. The table does not reflect the change in fair value attributable to the related economic hedge Synovus uses to mitigate interest rate risk associated with the financial instruments. Changes in fair value were recorded as a component of mortgage banking income and other non-interest income in the consolidated statements of operations, as appropriate. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

	Changes in Fair Value Recorded, Net
	Twelve Months Ended December 31,
(in thousands)	2011	2010	2009
Mortgage loans held for sale	$5,185	(2,492)	(3,442)
Mortgage Loans Held for Sale
Fair value	161,509	232,839	138,056
Unpaid principal balance	157,316	233,831	136,288
Fair value less aggregate unpaid principal balance	$4,193	(992)	1,768

Changes in Level 3 Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs (Level 3) to determine the fair value of certain assets and liabilities. The table below includes a roll forward of the amounts on the consolidated balance sheet for the year ended December 31, 2011 and 2010 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis.

	2011
(in thousands)	Investment Securities Available for Sale	Private Equity Investments		Other Derivative Contracts, Net(3)
Beginning balance, January 1,	$10,622	47,357		(4,180)
Total gains (losses) realized/unrealized:
Included in earnings(1)	1,000	(1,118)		(3,062)
Unrealized gains (losses) included in other comprehensive income	(228)	—		—
Change from consolidated to equity method investment	—	(27,291)		—
Purchases	—	2,470	(2)	—
Sales	(4,552)	—		—
Issuances	—	—		—
Settlements	—	—		—
Amortization of discount/premium	—	—		—
Transfers in and/or out of Level 3	—	—		—
Ending balance, December 31,	$6,842	21,418		(7,242)
The amount of total net gains (losses) for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31,	$1,000	(1,118)		(3,062)

	2010
(in thousands)	Investment Securities Available for Sale	Private Equity Investments		Other Derivative Contracts, Net(3)
Beginning balance, January 1,	$13,326	41,364		(12,663)
Total gains (losses) realized/unrealized:
Included in earnings(1)	(1,000)	7,203		8,483
Unrealized gains (losses) included in other comprehensive income	(861)	—		—
Purchases	—	—		—
Sales	—	(1,210)		—
Issuances	—	—		—
Settlements	(153)	—		—
Amortization of discount/premium	(690)	—		—
Transfers in and/or out of Level 3	—	—		—
Ending balance, December 31,	$10,622	47,357		(4,180)
The amount of total net gains (losses) for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31,	$(1,000)	7,203		8,483

(1) Included in earnings as a component of other non-interest income.
(2) Represents additional capital contributed to a private equity investment fund for capital calls.
(3) Other derivative contracts include the Visa Derivative and the mortgage derivatives.

Assets Measured at Fair Value on a Non-recurring Basis
From time to time, certain assets may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting or a write-down occurring during the period. For example, if the fair value of an asset in these categories falls below its cost basis, it is considered to be at fair value at the end of the period of the adjustment. In periods where there is no adjustment, the asset is generally not considered to be at fair value. The following table presents certain assets measured at fair value on a non-recurring basis for which a fair value adjustment had been recognized as of December 31, 2011 and 2010.

	As of December 31, 2011			Fair Value Adjustments for the Year Ended December 31, 2011
(in thousands)	Level 1	Level 2	Level 3
Impaired loans(1)	$—	—	523,288	99,762
Other loans held for sale	—	—	2,841	1,659
Other real estate	—	—	112,164	53,876
Other properties held for sale	—	—	16,254	5,345

	As of December 31, 2010			Fair Value Adjustments for the Year Ended December 31, 2010
	Level 1	Level 2	Level 3
Impaired loans(1)	$—	—	631,934	176,086
Other loans held for sale	—	—	8,412	51,081
Other real estate	—	—	197,615	105,877

(1) Impaired loans that are collateral-dependent.

Loans are evaluated for impairment in accordance with the provisions of ASC 310-10-35 using the present value of the expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent.
Under the practical expedient, Synovus measures the fair value of collateral-dependent impaired loans based on the fair value of the collateral securing these loans, less costs to sell. These measurements are classified as Level 3 within the valuation hierarchy. A significant amount of nonaccrual impaired loans are secured by real estate and considered collateral-dependent. The fair value of this real estate is generally determined based upon appraisals performed by a certified or licensed appraiser using inputs such as absorption rates, capitalization rates, and comparables, adjusted for estimated selling costs. Management also considers other factors or recent developments, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management plans for disposition, which could result in adjustment to the collateral value estimates indicated in the appraisals. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above.
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
Other assets consist of certain premises and equipment held for sale, including those related to the efficiency initiatives discussed in Note 2 “Restructuring Charges” herein. These assets are classified as held for sale and recorded at the lower of their amortized cost or fair value, less costs to sell, consistent with ASC 360-10. The fair value of these assets is determined primarily on the basis of BOV or appraisals, as circumstances warrant. Both techniques engage licensed or certified professionals that use inputs such as absorption rates, capitalization rates, and comparables, adjusted for estimated selling costs.
Fair Value of Financial Instruments
The following table presents the carrying and fair values of financial instruments at December 31, 2011 and 2010. The fair value represents management’s best estimates based on a range of methodologies and assumptions.
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

	December 31, 2011		December 31, 2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and due from banks	$510,423	510,423	389,021	389,021
Interest bearing funds with Federal Reserve Bank	1,567,006	1,567,006	3,103,896	3,103,896
Interest earning deposits with banks	13,590	13,590	16,446	16,446
Federal funds sold and securities purchased under resale agreements	158,916	158,916	160,502	160,502
Trading account assets	16,866	16,866	22,294	22,294
Mortgage loans held for sale	161,509	161,509	232,839	232,839
Other loans held for sale	30,156	30,156	127,365	127,365
Investment securities available for sale	3,690,125	3,690,125	3,440,268	3,440,268
Private equity investments	22,015	22,015	47,357	47,357
Loans, net	19,543,319	19,621,279	20,882,216	20,745,839
Derivative asset positions	84,923	84,923	86,360	86,360
Financial liabilities
Non-interest bearing deposits	$5,366,868	5,366,868	4,298,372	4,298,372
Interest bearing deposits	17,044,884	17,092,784	20,201,932	20,270,594
Federal funds purchased and other short-term borrowings	313,757	313,757	499,226	499,226
Long-term debt	1,364,727	1,302,560	1,808,161	1,726,752
Derivative liability positions	96,574	96,574	92,838	92,838

Note 18 - Derivative Instruments
As part of its overall interest rate risk management activities, Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk. These derivative instruments generally consist of interest rate swaps, interest rate lock commitments made to prospective mortgage loan customers, and commitments to sell fixed-rate mortgage loans. Interest rate lock commitments represent derivative instruments since it is intended that such loans will be sold.
Synovus utilizes interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating rate interest rate payment obligations without the exchange of underlying principal amounts.
As of December 31, 2011, Synovus had no outstanding interest swap contracts utilized to manage interest rate risk. The notional amount of interest rate swap contracts utilized as part of overall interest rate risk management as of December 31, 2010 was $150.0 million. The notional amount represents the amount on which calculation of interest payments to be exchanged are based. The receive fixed interest rate swap contracts at December 31, 2010 were being utilized to hedge $150.0 million in floating rate loans. Synovus also used such contracts to hedge fixed rate liabilities; however, no such hedges existed as of December 31, 2010. A summary of interest rate contracts and their terms at December 31, 2010 is shown below. In accordance with the provisions of ASC 815, the fair value (net unrealized gains and losses) of these contracts has been recorded on the consolidated balance sheets.

Interest Rate Contracts
(dollars in thousands)	Notional Amount	Weighted Average Receive Rate	Weighted Average Pay Rate(1)	Weighted Average Maturity In Months	Unrealized Gains	Unrealized Losses	Net Unrealized Gains
December 31, 2010
Receive fixed swaps:
Fair value hedges	$—	—	—	—	—	—	—
Cash flow hedges	150,000	8.27	3.25	4	2,475	—	2,475
Total	$150,000	8.27%	3.25	4	2,475	—	2,475

(1)  Variable pay rate based upon contract rates in effect at December 31, 2010.

Cash Flow Hedges
Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of operations as a component of other non-interest income. As of December 31, 2011, there were no cash flow hedges outstanding, and therefore, no cumulative ineffectiveness.
Synovus expects to reclassify from accumulated other comprehensive income (loss) $1.4 million to pre-tax income during the next year as amortization of deferred gains (losses) are recorded.
Synovus did not terminate any cash flow hedges during 2011. During 2010, Synovus terminated certain cash flow hedges, which resulted in a net pre-tax gain of $14.6 million. This gain has been recorded as a component of accumulated other comprehensive income (loss) and is being amortized over the shorter of the remaining contract life or the maturity of the designated instrument as an adjustment to interest income. The remaining unamortized deferred gain (loss) balance of all previously terminated cash flow hedges at December 31, 2011 and 2010 was $(630) thousand and $8.8 million, respectively.
Fair Value Hedges
Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair value of various fixed rate liabilities due to changes in the benchmark interest rate, LIBOR. Synovus calculates effectiveness of the fair value hedges quarterly using regression analysis. As of December 31, 2011 and 2010, there were no fair value hedges outstanding, and therefore, no cumulative ineffectiveness. Ineffectiveness from fair value hedges is recognized in the consolidated statements of operations as a component of other non-interest income.
Synovus did not terminate any fair value hedges during 2011 or 2010. The remaining unamortized deferred gain (loss) balance on all previously terminated fair value hedges at December 31, 2011 and 2010 was $21.2 million and $28.1 million, respectively.
Customer Related Derivative Positions
Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the interest rate risk. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of December 31, 2011 and 2010, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.50 billion and $1.90 billion, respectively.
Visa Derivative

In conjunction with the sale of Class B shares of common stock issued by Visa to Synovus as a Visa USA member, Synovus entered into a derivative contract with the purchaser, which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The conversion ratio changes when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation, which Visa is indemnified by Visa USA members (the "Covered Litigation"). The litigation escrow is funded by proceeds from Visa’s conversion of Class B shares. The fair value of the derivative liability is based on an estimate of Synovus’ membership proportion of Visa’s aggregate exposure to the Covered Litigation, or in effect,the future cumulative deposits to the litigation escrow for settlement of the Covered Litigation.
Mortgage Derivatives
Synovus originates first lien residential mortgage loans for sale into the secondary market and generally does not hold the originated loans for investment purposes. Mortgage loans are sold by Synovus for conversion to securities and the servicing is sold to a third-party servicing aggregator, or the mortgage loans are sold as whole loans to investors either individually or in bulk on a servicing released basis.
At December 31, 2011 and 2010, Synovus had commitments to fund at a locked interest rate, primarily fixed-rate mortgage loans to customers in the amount of $115.5 million and $114.3 million, respectively. The fair value of these commitments at a locked interest rate at December 31, 2011 and 2010, resulted in an unrealized net gain of $1.9 million, and $1.3 million, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of operations.
At December 31, 2011 and 2010 outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $202.5 million and $344.0 million, respectively. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding commitments at a locked interest rate to originate residential mortgage loans for resale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans at December 31, 2011 and 2010 resulted in an unrealized loss of $1.9 million and $1.8 million, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of operations.
Counterparty Credit Risk and Collateral
Entering into derivative contracts potentially exposes Synovus to the risk of counterparties’ failure to fulfill their legal obligations, including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Synovus assesses the credit risk of its dealer counterparties by regularly monitoring publicly available credit rating information and other market indicators. Dealer collateral requirements are determined via risk-based policies and procedures and in accordance with existing agreements. Synovus seeks to minimize dealer credit risk by dealing with highly rated counterparties and by obtaining collateral for exposures above certain predetermined limits. Management closely monitors credit conditions within the customer swap portfolio, which management deems higher risk than dealer counterparties. Collateral is secured at origination and credit related fair value adjustments are recorded against the asset value of the derivative as deemed necessary based upon an analysis, which includes consideration of the current asset value of the swap, customer credit rating, collateral value, and current economic conditions. The fair value of customer swap asset positions was $83.1 million and $82.6 million as of December 31, 2011 and 2010, respectively. Such asset values fluctuate based upon current interest rates regardless of changes in notional amounts and changes in customer specific risk.
Collateral Contingencies
Certain of Synovus’ derivative instruments contain provisions that require Synovus to maintain an investment grade credit rating from each of the major credit rating agencies. When Synovus’ credit rating falls below investment grade, these provisions allow the counterparties of the derivative instrument to demand immediate and ongoing full collateralization on derivative instruments in net liability positions and, for certain counterparties, request immediate termination. As Synovus’ current rating is below investment grade, Synovus is required to post collateral, including independent amounts for certain counterparties, against these positions. As of December 31, 2011, collateral of $141.0 million in the form of cash and short-term investments has been pledged to comply with collateral and independent amount requirements.

At December 31, 2011, Synovus did not have any fair value hedges or cash flow hedges. The impact of derivatives on the consolidated balance sheets at December 31, 2011 and 2010 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
		December 31,			December 31,
(in thousands)	Location on Consolidated Balance Sheet	2011	2010	Location on Consolidated Balance Sheet	2011	2010
Derivatives Designated as Hedging Instruments
Interest rate contracts:
Fair value hedges	Other assets	$—	—	Other liabilities	—	—
Cash flow hedges	Other assets	—	2,475	Other liabilities	—	—
Total derivatives designated as hedging instruments		$—	2,475		—	—

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Other assets	$83,072	82,595	Other liabilities	85,534	85,588
Mortgage derivatives	Other assets	1,851	1,290	Other liabilities	1,947	1,780
Visa Derivative	Other assets	—	—	Other liabilities	9,093	5,470
Total derivatives not designated as hedging instruments		$84,923	83,885		96,574	92,838
Total derivatives		$84,923	86,360		96,574	92,838

The effect of cash flow hedges on the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 is presented below.5,470

Location of
	Amount of Gain			Gain (Loss)	Amount of Gain
	(Loss) Recognized in			Reclassified	(Loss) Reclassified			Location of	Amount of Gain (Loss)
	OCI on Derivative			from OCI	from OCI into Income			Gain (Loss)	Recognized in Income
	Effective Portion			into	Effective Portion			Recognized	Ineffective Portion
	Twelve Months Ended			Income	Twelve Months Ended			in Income	Twelve Months Ended
	December 31,			Effective	December 31,			Ineffective	December 31,
(in thousands)	2011	2010	2009	Portion	2011	2010	2009	Portion	2011	2010	2009
Interest rate contracts	$(4,203)	(6,003)	2,726	Interest Income (Expense)	$7,112	14,446	22,209	Other Non-interest Income	$—	(14)	(198)

The effect of fair value hedges on the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 is presented below.

	Derivative				Hedged Item
	Location of	Amount of Gain (Loss)				Amount of Gain (Loss)
	Gain (Loss)	Recognized in Income on			Location of	Recognized in Income On
	Recognized	Derivative			Gain (Loss)	Hedged Item
	in Income	Twelve Months Ended			Recognized in	Twelve Months Ended
	on	December 31,			Income on	December 31,
(in thousands)	Derivative	2011	2010	2009	Hedged Item	2011	2010	2009
Derivatives Designated in Fair Value Hedging Relationships
Interest rate contracts(1)	Other Non- Interest Income	$—	(991)	(13,368)	Other Non- Interest Income	$—	972	12,404
Total		$—	(991)	(13,368)		$—	972	12,404
Derivatives Not Designated as Hedging Instruments
Interest rate contracts(2)	Other Non- Interest Income (Expense)	$(819)	(6,902)	(14,184)
Mortgage derivatives(3)	Mortgage Banking Income	$393	(2,565)	3,165
Total		$(426)	(9,467)	(11,019)
Total derivatives		$(426)	(10,458)	(24,387)		—	972	12,404

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

Note 19 – Variable Interest Entities
Synovus has a contractual ownership or other interests in certain Variable Interest Entities ("VIE"s) for which the fair value of the VIE's net assets may change exclusive of the variable interests. Under ASC 810-10-65, Synovus is deemed to be the primary beneficiary and required to consolidate a VIE if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb the losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810-10-65, as amended, requires continual reconsideration of conclusions reached regarding which interest holder is a VIE's primary beneficiary.
Synovus’ involvement with VIEs is discussed below. Synovus consolidates VIEs for which it is deemed the primary beneficiary.
Consolidated Variable Interest Entities
Rabbi Trusts – Synovus has established certain rabbi trusts related to deferred compensation plans offered to its employees. Synovus contributes employee cash compensation deferrals to the trusts and directs the underlying investments made by the trusts. The assets of these trusts are available to creditors of Synovus only in the event that Synovus becomes insolvent. These trusts are considered VIEs because either there is no equity at risk in the trusts or because Synovus provided the equity interest to its employees in exchange for services rendered. Synovus is considered the primary beneficiary of the rabbi trusts as it has the ability to direct the underlying investments made by the trusts, the activities that most significantly impact the economic performance of the rabbi trusts. Synovus includes the assets of the rabbi trusts as a component of other assets and a corresponding liability for the associated benefit obligation in other liabilities in its consolidated balance sheets At December 31, 2011, the aggregate amount of rabbi trust assets and benefit obligation was $10.4 million.
Non-consolidated Variable Interest Entities
Low Income Housing Tax Credit Partnerships – Synovus and its subsidiary bank, Synovus Bank, make equity investments as a limited partner in various partnerships which are engaged in the development and operation of affordable multi-family housing utilizing the Low Income Housing Tax Credit (LIHTC) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to earn a return on the investment and to support community reinvestment initiatives of Synovus’ subsidiary bank. The activities of these LIHTC partnerships are limited to development and operation of multi-family housing that is leased to qualifying residential tenants. These partnerships are generally located in southeastern communities where Synovus has a banking presence and are considered VIEs because Synovus, as the holder of an equity investment at risk, does not have voting or similar rights and does not participate in the management or direct the operations of the partnerships (activities which affect the success of the partnerships). Synovus provides construction lending for certain of the LIHTC partnerships in which it also has an equity investment. Synovus is at risk for the amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan but has no obligation to fund the operations or working capital of the partnerships. The general partners of these partnerships are considered the primary beneficiaries because they are charged with management responsibility which give them the power to direct the activities that most significantly impact the financial performance of the partnerships, and they are exposed to losses beyond Synovus’ equity investment. At December 31, 2011, the aggregate carrying value of Synovus’ investments in LIHTC partnerships was $14.2 million and the cumulative amount of equity investments was $28.8 million. Synovus uses the equity method of accounting for these investments which are included as a component of other assets on Synovus’ consolidated balance sheet. At December 31, 2011, Synovus had fully funded all commitments and had no further commitment to fund equity investment in LIHTC partnerships.
Historic Rehabilitation Partnerships – Synovus Bank makes equity investments as a limited partner in various partnerships which are engaged in the preservation, renovation, and rehabilitation of historic structures and the subsequent operation of those structures as commercial properties or multi-family housing. Tax credit incentives are awarded based on a percentage of certified rehabilitation costs under Section 1.48-112 of the Internal Revenue Code. The purpose of these investments is to earn a suitable return on the investment and to support community reinvestment initiatives of Synovus’ subsidiary bank. The activities of these historic rehabilitation partnerships are limited to preservation and rehabilitation of historic structures, and operation of those structures for leasing to commercial or residential tenants. These partnerships are generally located in southeastern communities where Synovus has a banking presence and are considered VIEs because Synovus, as the holder of an equity investment at risk, does not have voting or similar rights and does not participate in the management or direct the operations of the partnerships (activities which affect the success of the partnerships). Synovus provides construction lending for certain of the partnerships in which it also has an equity investment. Synovus is at risk for the amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan, but has no obligation to fund the operations or working capital of the partnerships. The general partners of these partnerships are considered the primary beneficiaries because they are charged with management responsibility which give them the power to direct the activities that most significantly impact the financial performance of the partnerships, and they are exposed to losses beyond Synovus’ equity investment. At December 31, 2011, the aggregate carrying value of Synovus’ investments in historic rehabilitation partnerships was $2.2 million and the cumulative amount of equity investments was $9.0 million. Synovus uses the equity method of accounting for these investments which are included as a component of other assets on Synovus’ consolidated balance sheet. At December 31, 2011, Synovus had a commitment to fund a remaining $45 thousand equity investment in a historic rehabilitation tax credit partnership subject to satisfaction of certain performance criteria by the general partner.
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

Note 20 - Visa Shares and Related Agreement
Synovus is a member of the Visa USA network and received shares of Visa Class B common stock in exchange for its membership interest in Visa USA in conjunction with the public offering by the Visa IPO in 2008. Visa members have indemnification obligations with respect to the Covered Litigation. Visa Class B shares are subject to certain restrictions until the latter of March 2011 or settlement of the Covered Litigation. As of December 31, 2011, the Covered Litigation had not been settled.Visa has established a litigation escrow to fund settlement of the Covered Litigation. The litigation escrow is funded by proceeds from Visa’s conversion of Class B shares.
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
In November 2009, Synovus sold its remaining Visa Class B shares to another Visa USA member financial institution for $51.9 million and recognized a gain on sale of $51.9 million. In conjunction with the sale, Synovus entered into a derivative contract with the purchaser which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The fair value of the derivative liability of $9.1 million and $5.5 million, at December 31, 2011 and 2010, is based on an estimate of Visa’s exposure to liability based upon probability-weighted potential outcomes of the Covered Litigation. The conversion rate from Visa Class B to Visa Class A shares changed once in 2011 and twice in 2010 in conjunction with Visa’s deposits to the litigation escrow of $400 million in April 2011, $800.0 million in October 2010 and $500 million in May 2010. Synovus paid settlements totaling $2.4 million and $7.7 million to the derivative counterparty during 2011 and 2010, respectively, as a result of the conversion rate changes associated with Visa’s deposits to the litigation escrow. Synovus increased the fair value of its derivative liability by $6.0 million and recognized a corresponding indemnification charge to earnings in December 2011 in connection with the announcement of Visa's plans to deposit $1.57 billion to the litigation escrow. Synovus paid a settlement to the derivative counterparty of approximately $9.1 million during the first quarter of 2012 following Visa's deposit of the planned amount to the litigation escrow. Management believes that the estimate of Visa’s exposure to litigation liability is adequate based on current information; however, future developments in the litigation could require potentially significant changes to the estimate.

Note 21 - Commitments and Contingencies
In the normal course of business, Synovus enters into commitments to extend credit such as loan commitments and letters of credit to meet the financing needs of its customers. Synovus uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
The contractual amount of these financial instruments represents Synovus' maximum credit risk should the counterparty draw upon the commitment, and should the counterparty subsequently fail to perform according to the terms of the contract. Since many of the commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.
The carrying amount of loan commitments and letters of credit closely approximates the fair value of such financial instruments. Carrying amounts include unamortized fee income and, in some instances, allowances for any estimated credit losses from these financial instruments. These amounts are not material to Synovus' consolidated balance sheets.
Unfunded lending commitments and letters of credit at December 31, 2011 are presented below.

(in thousands)
Letters of credit (1)	$223,306
Commitments to fund commercial real estate, construction, and land development loans	473,511
Unused credit card lines	1,257,856
Commitments under home equity lines of credit	889,637
Commitments to fund commercial and industrial loans	1,960,118
Other loan commitments	492,661
Total unfunded lending commitments and letters of credit	$5,297,089

(1) represents the contractual amount net of risk participations of $141 million.
Lease Commitments
Synovus and its subsidiaries have entered into long-term operating leases for various facilities and equipment. Management expects that as these leases expire they will be renewed or replaced by similar leases based on need.
At December 31, 2011, minimum rental commitments under all such non-cancelable leases for the next five years and thereafter are presented below.

(in thousands)
2012	$29,972
2013	28,992
2014	21,101
2015	18,591
2016	17,663
Thereafter	213,331
Total	$329,650

Rental expense on facilities was $31.6 million, $32.3 million, and $30.6 million for the years ended December 31, 2011, 2010, and 2009, respectively.
Repurchase Obligations for Mortgage Loans Originated for Sale
Substantially all of the mortgage loans originated by Synovus Mortgage are sold to third-party purchasers on a servicing released basis, without recourse, or continuing involvement (Synovus Mortgage does not retain the servicing rights). These loans are originated and underwritten internally by Synovus personnel and are primarily to borrowers in Synovus’ geographic market footprint. These sales are typically effected as non-recourse loan sales to GSEs and non-GSE purchasers.
Each GSE and non-GSE purchaser has specific guidelines and criteria for sellers of loans, and the risk of credit loss with regard to the principal amount of the loans sold is generally transferred to the purchasers upon sale. While the loans are sold without recourse, the purchase agreements require Synovus Mortgage to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that loans sold were in breach of these representations or warranties, Synovus Mortgage has obligations to either repurchase the loan at the unpaid principal balance and related investor fees or make the purchaser whole for the economic benefits of the loan.
To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with loans originated from 2005 through 2008. From January 1, 2005 through December 31, 2011, Synovus Mortgage originated and sold approximately $6.24 billion of first lien GSE eligible mortgage loans and approximately $2.81 billion of first and second lien non-GSE eligible mortgage loans. The total expense pertaining to losses from repurchases of mortgage loans previously sold, including amounts accrued in accordance with ASC 450, was $4.1 million, $1.3 million, and $713 thousand for the years ended December 31, 2011, 2010, and 2009, respectively. The total accrued liability related to mortgage repurchase claims was $3.3 million and $0.7 million, at December 31, 2011 and 2010, respectively.
Mortgage Loan Foreclosure Practices
At December 31, 2011 and December 31, 2010, Synovus had $3.03 billion and $3.12 billion, respectively of home equity and consumer mortgage loans which are secured by first and second liens on residential properties. Of this amount, approximately $890 million and $905 million, respectively, consists of mortgages relating to properties in Florida and South Carolina which are states in which foreclosures proceed through the courts. To date, foreclosure activity in the home equity and consumer mortgage loan portfolio has been low. Any foreclosures on these loans are handled by designated Synovus personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Based on information currently available, management believes that it does not have significant exposure to faulty foreclosure practices.

Note 22 - Legal Proceedings
Synovus and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Synovus and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries and investigations. Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate accrual. An event is considered to be “probable” if “the future event is likely to occur.” To date, Synovus has not determined that any of the legal matters present loss contingencies that are both probable and reasonably estimable, including those described below, and, accordingly, has not established an accrual in respect of any such legal matters.
In addition, where Synovus determines that there is a reasonable possibility of a loss in respect of legal matters; Synovus considers whether it is able to estimate the total reasonably possible loss or range of loss. An event is “reasonably possible” if

“the chance of the future event or events occurring is more than remote but less than likely.” An event is “remote” if “the chance of the event or future event occurring is more than slight” but less than reasonably possible. In many situations, Synovus may be unable to estimate reasonably possible losses due to the preliminary nature of the legal matters, as well as a variety of other factors and uncertainties. For those legal matters where Synovus is able to estimate a range of reasonably possible losses, Synovus' management currently estimates the aggregate range of reasonably possible losses is from zero to $60 million. This estimated aggregate range is based upon information currently available to Synovus, and the actual losses could prove to be higher. As there are further developments in these legal matters, Synovus will continually reassess these matters and the estimated range of reasonably possible losses may change as a result of this assessment. Based on our current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, operating results or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations and financial condition for any particular period.
Synovus intends to vigorously pursue all available defenses to these legal matters, but will also consider other alternatives, including settlement, in situations where there is an opportunity to resolve such legal matters on terms that Synovus considers to be favorable, including in light of the continued expense and distraction of defending such legal matters. Synovus also maintains insurance coverage, which may (or may not) be available to cover legal fees, or potential losses that might be incurred in connection with the legal matters described below. The above-noted estimated range of reasonably possible losses does not take into consideration insurance coverage which may or may not be available for the respective legal matters.
CompuCredit Litigation
CB&T, a division of Synovus Bank, a wholly-owned banking subsidiary of Synovus, and CompuCredit Corporation (“CompuCredit”) previously were parties to an affinity agreement (“Affinity Agreement”) pursuant to which CB&T issued credit cards that were marketed and serviced by CompuCredit. On October 24, 2008, a putative class action lawsuit was filed against CompuCredit and CB&T in the United States District Court for the Northern District of California, Greenwood v. CompuCredit, et. al., Case No. 4:08-cv-04878 (CW) (“Greenwood”), alleging that one of the credit card programs offered pursuant to the Affinity Agreement violated the Credit Repair Organization Act, 15 U.S.C. § 1679 (“CROA Claims”) and the California Unfair Competition Law, Cal. Bus. & Prof. Code § 17200 (“California UCL Claims”). CB&T intends to vigorously defend itself against these allegations. On January 22, 2009, the Georgia Superior Court in separate litigation between CB&T and CompuCredit ruled that CompuCredit must pay the reasonable attorneys' fees incurred by CB&T in connection with the Greenwood case pursuant to the indemnification provision of the Affinity Agreement described above. Any losses that CB&T incurs in connection with Greenwood are also expected to be subject to the indemnification provisions of the Affinity Agreement described above.
On January 10, 2012, the United States Supreme Court issued its opinion reversing the decision of the Ninth Circuit Court of Appeals that had affirmed a denial of the defendants' motion to compel arbitration of the CROA Claims in Greenwood and remanded the case for further proceedings consistent with its opinion. As a result, it is expected that the plaintiffs will be required to submit their CROA Claims to arbitration on an individual basis and that those claims will not proceed as a class action. The District Court has certified the California UCL claims as a class action, but following the April 27, 2011 decision of the United States Supreme Court in AT&T Mobility LLC v. Concepcion that overruled prior California law limiting arbitration of class actions, defendants have moved to compel arbitration of the State UCL Claims, and that motion is currently pending before the District Court.
Securities Class Action and Related Litigation
On July 7, 2009, the City of Pompano Beach General Employees' Retirement System filed suit against Synovus, and certain of Synovus' current and former officers, in the United States District Court, Northern District of Georgia (Civil Action File No. 1 09-CV-1811) (the “Securities Class Action”) and on June 11, 2010, Lead Plaintiffs, the Labourers' Pension Fund of Central and Eastern Canada and the Sheet Metal Workers' National Pension Fund, filed an amended complaint alleging that Synovus and the named individual defendants misrepresented or failed to disclose material facts that artificially inflated Synovus' stock price in violation of the federal securities laws. Lead Plaintiffs' allegations are based on purported exposure to Synovus' lending relationship with the Sea Island Company and the impact of such alleged exposure on Synovus' financial condition. Lead Plaintiffs in the Securities Class Action seek damages in an unspecified amount. On May 19, 2011, the Court ruled that the amended complaint failed to satisfy the mandatory pleading requirements of the Private Securities Litigation Reform Act. The Court also ruled that Lead Plaintiffs would be allowed the opportunity to submit a further amended complaint. Lead Plaintiffs served their second amended complaint on June 27, 2011. Defendants filed a Motion to Dismiss that complaint on July 27, 2011. The motion is fully briefed and the parties are waiting on a ruling by the court. Discovery continues to be stayed pursuant to the Private Securities Litigation Reform Act.
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
On December 1, 2009, at the request of the parties, the Court consolidated the Securities Class Action and Federal Shareholder Derivative Lawsuit for discovery purposes, captioned In re Synovus Financial Corp., 09-CV-1811-JOF, holding that the two cases involve “common issues of law and fact.”
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
There are significant uncertainties involved in any potential class action and derivative litigation. In the event the Court denies the Motion to Dismiss the second amended complaint in the Securities Class Action, Synovus may seek to mediate the Securities Class Action and Related Litigation in order to determine whether a reasonable settlement can be reached. In the event the Securities Class Action is not dismissed or settled, Synovus and the individually named defendants collectively intend to vigorously defend themselves against the Securities Class Action and Related Litigation.
SEC Informal Inquiry
Synovus has received a letter from the SEC Atlanta regional office, dated December 15, 2009, informing Synovus that it is conducting an informal inquiry “to determine whether any person or entity has violated the federal securities laws.” The SEC has not asserted, nor does management believe, that Synovus or any person or entity has committed any securities violations. Synovus intends to cooperate fully with the SEC's informal inquiry. Based upon information that presently is available to it, Synovus' management is unable to predict the outcome of the informal SEC inquiry and cannot currently reasonably determine the probability of a material adverse result, if any.
Overdraft Litigation
Posting Order Litigation
On September 21, 2010, Synovus, Synovus Bank and CB&T were named as defendants in a putative multi-state class action relating to the manner in which Synovus Bank charges overdraft fees to customers. The case, Childs et al. v. Columbus Bank and Trust et al., was filed in the Northern District of Georgia, Atlanta Division, and asserts claims for breach of contract and breach of the covenant of good faith and fair dealing, unconscionability, conversion and unjust enrichment for alleged injuries suffered by plaintiffs as a result of Synovus Bank's assessment of overdraft charges in connection with its POS/debit and automated-teller machine cards allegedly resulting from the sequence used to post payments to the plaintiffs' accounts. On October 25, 2010, the Childs case was transferred to a multi-district proceeding in the Southern District of Florida. In Re; Checking Account Overdraft Litigation, MDL No. 2036. Plaintiffs amended their complaint on Oct. 21, 2011. The Synovus entities filed a motion to dismiss the amended complaint on Nov. 22, 2011. That motion remains pending.
On January 25, 2012, Synovus Bank was named as a defendant in another putative multi-state class action relating to the manner in which Synovus Bank charges overdraft fees to customers. The case, Green et al. v. Synovus Bank, was filed in the Middle District of Georgia, Columbus Division, and asserts claims for breach of contract and breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment and money had and received for alleged injuries suffered by plaintiffs as a result of Synovus Bank's assessment of overdraft charges in connection with its POS/debit and automated-teller machine cards allegedly resulting from the sequence used to post payments to the plaintiffs' accounts. On February 14, 2012, Synovus Bank filed a motion to dismiss the complaint. Plaintiff has informed Synovus Bank that Plaintiff intends to file an amended complaint on or before March 5, 2012 to add a claim under the Georgia Fair Business Practices Act.
Assertion of Overdraft Fees as Interest Litigation
Synovus Bank was also named as a defendant in a putative state-wide class action in which the plaintiffs allege that overdraft fees charged to customers constitute interest and, as such, are usurious under Georgia law. The case, Griner et. al. v. Synovus Bank, et. al. was filed in Gwinnett County State Court (state of Georgia) on July 30, 2010, and asserts claims for usury, conversion and money had and received for alleged injuries suffered by the plaintiffs as a result of Synovus Bank's assessment of overdraft charges in connection with its POS/debit and automated-teller machine cards used to access customer accounts. Plaintiffs contend that such overdraft charges constitute interest and are therefore subject to Georgia usury laws. Synovus Bank contends that such overdraft charges constitute non-interest fees and charges under both federal and Georgia law and are otherwise exempt from Georgia usury limits. On September 1, 2010, Synovus Bank removed the case to the United States District Court for the Northern District of Georgia, Atlanta Division. The plaintiffs filed a motion to remand the case to state court. On July 22, 2011, the federal court entered an order granting plaintiffs' motion to remand the case to the Gwinnett County State Court. Synovus Bank subsequently filed a motion to dismiss. On November 2, 2011, the state court announced its intention to deny the motion to dismiss. The court, however, also announced its intention to grant Synovus Bank's request for a certificate of immediate review thereby permitting Synovus Bank to petition the Georgia Court of Appeals for a discretionary appeal of the denial of the motion to dismiss.

Note 23 - Employment Expenses and Benefit Plans
Synovus has three separate non-contributory retirement and benefit plans consisting of money purchase pension, profit sharing, and 401(k) plans which cover all eligible employees. Annual discretionary contributions to these plans are set each year by the Boards of Directors but cannot exceed amounts allowable as a deduction for federal income tax purposes. For the year ended December 31, 2011, Synovus will make an aggregate contribution for eligible employees to the money purchase pension plan of 3.0%. Synovus made an aggregate contribution for eligible employees to the money purchase pension plan of 3.0% for the year ended December 31, 2010 and 3.8% for the year ended December 31, 2009. The expense recorded for the years ended December 31, 2011, 2010, and 2009 was approximately $7.4 million, $8.9 million, and $10.2 million, respectively. For the years ended December 31, 2011, 2010, and 2009, Synovus did not make contributions to the profit sharing and 401(k) plans.
Synovus has stock purchase plans for directors and employees whereby Synovus makes contributions equal to one-half of employee and director voluntary contributions, subject to certain maximum contribution limitations. The funds are used to purchase outstanding shares of Synovus common stock. Synovus recorded as expense $4.6 million, $6.0 million, and $6.5 million for contributions to these plans in 2011, 2010, and 2009, respectively.
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
In December 2010, management amended the Synovus Retiree Medical Plan (the Retiree Medical Plan or the Plan). Under the provisions of the Retiree Medical Plan, employees who terminated employment after becoming eligible for early retirement (attaining age 50 with 15 or more years of service) could elect medical coverage for themselves and their eligible dependents. This coverage may continue until the former employee (or his spouse) reaches age 65 or cover eligible dependents in accordance with the Plan’s provision. Per the amendment, Synovus eliminated the post-retirement medical plan coverage for all employees who retired on or after March 1, 2011. Participants who were already receiving benefits under the Retiree Medical Plan will continue to receive benefits under the Plan. At December 31, 2011, the Retiree Medical Plan had 121 participants.
The amendment was considered a “curtailment event” under ASC 715 because it eliminated the accrual of defined benefits for all of the future services of a significant number of active employees. At the time of the Plan amendment, Synovus estimated the number of eligible participants that would elect coverage by the specified deadline of March 31, 2011 to calculate the $7.1 million curtailment gain that was recognized during 2010. Based on the actual number of retirees who elected medical coverage for themselves and/or their eligible dependents, the actual curtailment gain was $6.7 million which resulted in an adjustment of $398 thousand to the curtailment gain that was recorded during the year ended December 31, 2011.

Note 24 - Share-based Compensation
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. At December 31, 2011, Synovus had a total of 28,488,255 shares of its authorized but unissued common stock reserved for future grants under the 2007 Omnibus Plan. The Plan permits grants of share-based compensation including stock options, non-vested shares, and restricted share units. The grants generally include vesting periods ranging from two to five years and contractual terms of ten years. Stock options are granted at exercise prices which equal the fair market value of a share of common stock on the grant-date. Non-vested shares and restricted share units are awarded at no cost to the recipient upon their grant. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units in the form of additional restricted share units that vest over the same vesting period as the original restricted share unit grant.
During 2011, Synovus granted 3,815,942 restricted share units to key employees throughout the Synovus organization. The majority of the awards contain a service-based vesting period of two years. In addition to the service vesting requirement, the vesting of certain awards made to executives and certain other senior management is contingent upon the repayment of its Series A Preferred Stock and achievement of profitability vesting requirements. The weighted average grant-date fair value of the awarded restricted share units was $2.65 per share. During 2010, Synovus granted 3,442,586 stock options with an exercise price of $2.80 to key employees across the Synovus organization. These stock options have a three year vesting schedule with one-half of the total grant vesting after two years of service and the remaining one-half vesting after three years of service. During 2010, Synovus also granted 844,205 restricted share units to senior management. In addition to a service vesting requirement, the vesting of the restricted share units made to senior management is contingent upon the repayment of its Series A Preferred Stock and achievement of certain profitability requirements. Due to multiple vesting requirements of certain awards, the date Synovus expects all vesting criteria to be met is periodically reviewed to ensure expense for the restricted share units granted in 2011 and 2010 is amortized over the appropriate time period. The restricted share units granted in 2011 and 2010 do not include provisions for accelerated vesting upon retirement. No share-based incentive awards were granted during 2009 with the exception of two insignificant grants made under employment agreements to non-executive employees.
Share-based Compensation Expense
Synovus’ share-based compensation costs are recorded as a component of salaries and other personnel expense in the consolidated statements of operations. Share-based compensation expense for service-based awards is recognized net of estimated forfeitures for plan participants on a straight-line basis over the shorter of the vesting period or the period until reaching retirement eligibility. Total share-based compensation expense was $6.0 million, $7.2 million, and $8.4 million for 2011, 2010, and 2009, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was approximately $128 thousand and $1.0 million for 2010 and 2009, respectively. No share-based compensation costs have been capitalized for the years ended December 31, 2011, 2010, and 2009.
As of December 31, 2011, unrecognized compensation cost related to the unvested portion of share-based compensation arrangements involving shares of Synovus stock was approximately $7.9 million.
Stock Options
The fair value of stock option grants used in measuring compensation expense was determined using the Black-Scholes option pricing model with the following weighted-average assumptions.

	2010	2009
Risk-free interest rate	2.8%	2.8
Expected stock price volatility	63.0	40.0
Dividend yield	1.4	1.0
Expected life of options	6.25 years	6.0 years

The expected volatility for awards granted in 2010 and 2009 was based on Synovus’ historical stock price volatility. The expected life for stock options granted during 2010 and 2009 was calculated using the “simplified” method as prescribed by SAB 110. The grant-date fair value of stock options granted in 2010 was $1.50$0.00 The grant-date fair value of the single option granted during 2009 was $1.53.

A summary of stock option activity and changes during the years ended December 31, 2011, 2010, and 2009 is presented below.

Stock Options
	2011		2010		2009
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	21,723,381	$10.81	28,167,011	$10.94	30,954,180	$10.89
Options granted	—	—	3,442,586	2.80	20,000	3.96
Options exercised	—	—	(430)	2.21	(17,256)	2.47
Options forfeited	(471,386)	10.72	(150,003)	2.80	(400,000)	13.18
Options expired	(3,365,677)	11.75	(9,735,783)	8.48	(2,389,913)	9.99
Options outstanding at end of year	17,886,318	$10.63	21,723,381	$10.81	28,167,011	$10.94
Options exercisable at end of year	14,365,773	$12.06	16,879,440	$12.14	25,552,988	$10.71

For both outstanding and exercisable stock options at December 31, 2011, there was no aggregate intrinsic value. As of December 31, 2011, the weighted average remaining contractual life was 3.75 years for options outstanding and 2.80 years for options exercisable.
The intrinsic value of stock options exercised during 2010 was negligible. The intrinsic value of stock options exercised during the year ended December 31, 2009 was $31 thousand. The total grant date fair value of stock options vested during 2011, 2010, and 2009 was $1.5 million, $2.3 million, and $1.2 million, respectively. At December 31, 2011, the total unrecognized compensation cost related to non-vested stock options was approximately $1.8 million. This cost is expected to be recognized over a weighted-average remaining period of 1.01 years.
Non-vested Shares and Restricted Share Units
Compensation expense is measured based on the grant date fair value of non-vested shares and restricted share units. The fair value of non-vested shares and restricted share units is equal to the market price of Synovus’ common stock on the grant date. The weighted-average grant-date fair value of restricted share units granted during 2011 was $2.65. The weighted-average grant-date fair value of restricted share units granted during 2010 was $2.80. During 2009, Synovus granted a single award of 5,556 restricted share units at a grant-date fair value of $3.48. The total fair value of non-vested shares and restricted share units vested during 2011, 2010, and 2009 was $356 thousand, $5.1 million, and $10.6 million, respectively.

A summary of non-vested shares outstanding (excluding the performance-vesting shares described below) and changes during the years ended December 31, 2011, 2010, and 2009 is presented below.

Non-vested Shares
	Shares	Weighted-Average Grant-date Fair Value
Outstanding at January 1, 2009	577,484	$27.35
Granted	—	—
Vested	(360,072)	27.62
Forfeited	(29,179)	27.82
Outstanding at December 31, 2009	188,233	26.75
Granted	—	—
Vested	(163,924)	28.28
Forfeited	(7,349)	25.81
Outstanding at December 31, 2010	16,960	12.41
Granted	—	—
Vested	(16,000)	12.40
Forfeited	(960)	12.50
Outstanding at December 31, 2011	—	$—

A summary of restricted share units outstanding and changes during the years ended December 31, 2011, 2010, and 2009 is presented below.

Restricted Share Units
	Share Units	Weighted-Average Grant-date Fair Value
Outstanding at January 1, 2009	126,425	$12.86
Granted	5,556	3.48
Dividend equivalents granted	1,071	2.90
Vested	(42,203)	12.85
Forfeited	(16,034)	12.89
Outstanding at December 31, 2009	74,815	12.01
Granted	844,205	2.80
Dividend equivalents granted	10,082	2.60
Vested	(45,406)	12.45
Forfeited	(3,295)	12.89
Outstanding at December 31, 2010	880,401	3.05
Granted	3,815,942	2.65
Dividend equivalents granted	86,494	1.64
Vested	(25,534)	6.15
Forfeited	(229,328)	2.91
Outstanding at December 31, 2011	4,527,975	$2.67

As of December 31, 2011, total unrecognized compensation cost related to the foregoing restricted share units was approximately $6.1 million. This cost is expected to be recognized over a weighted-average remaining period of 1.26 years.
Synovus authorized a total grant of 63,386 shares of non-vested stock to a key executive with a performance-vesting schedule (performance-vesting shares) in 2005 that fully vested during 2010. The total fair value of performance-vesting shares vested during 2010 was $269 thousand. The total fair value of performance-vesting shares vested during 2009 was $119 thousand.
Cash received from option exercises under all share-based payment arrangements of Synovus common stock for the years ended December 31, 2010 and 2009 was $1 thousand and $296 thousand, respectively.
During 2011 and 2010, Synovus recorded a tax deficiency of $677 thousand and $3.0 million, respectively, associated with vesting of non-vested shares and share units and expired stock options to the deferred tax asset valuation allowance. Prior to 2010, as stock options for the purchase of Synovus common stock were exercised and non-vested shares and share units vested, Synovus recognized a tax benefit or deficiency which was recorded as a component of additional paid-in capital within shareholders' equity for tax amounts not recognized in the consolidated statements of operations. Synovus recognized a net tax deficiency of $2.8 million for the year ended December 31, 2009.
The following table provides aggregate information regarding grants under all Synovus equity compensation plans through December 31, 2011.

Plan Category(1)	(a) Number of securities to be issued upon vesting of restricted share units	(b) Number of securities to be issued upon exercise of outstanding options	(c) Weighted-average exercise price of outstanding options in column (b)	(d) Number of shares remaining available for issuance excluding shares reflected in columns (a) and (b)
Shareholder approved equity compensation plans for shares of Synovus stock	4,527,975	17,645,041	$10.68	28,488,255	(2)
Non-shareholder approved equity compensation plans	—	—	—	—
Total	4,527,975	17,645,041	$10.68	28,488,255

(1) Does not include information for equity compensation plans assumed by Synovus in mergers. A total of 241,277 shares of common stock was issuable upon exercise of options granted under plans assumed in mergers and outstanding at December 31, 2011. The weighted average exercise price of all options granted under plans assumed in mergers and outstanding at December 31, 2011 was $7.22. Synovus cannot grant additional awards under these assumed plans.
(2) Includes 28,488,255 shares available for future grants as share awards under the 2007 Omnibus Plan.

Note 25 - Income Taxes
The aggregate amount of income taxes included in the consolidated statements of operations and in the consolidated statements of changes in equity and comprehensive income (loss) for the years ended December 31, 2011, 2010, and 2009, is presented below.

(in thousands)	2011	2010	2009
Consolidated Statements of Operations
Income tax expense (benefit) related to continuing operations	$1,312	(15,151)	(171,977)
Income tax expense related to discontinued operations	—	27,479	3,137
Consolidated Statements of Changes in Equity and Comprehensive Income (Loss)
Income tax expense (benefit) related to:
Post-retirement unfunded health benefit obligation	—	950	14
Unrealized gains (losses) on investment securities available for sale, net	—	(2)	(14,374)
Unrealized gains (losses) on cash flow hedges, net	—	(9)	(12,404)
Share-based compensation	—	(16)	2,770
Total income tax expense (benefit)	$1,312	13,251	(192,834)

For the years ended December 31, 2011, 2010, and 2009, income tax expense (benefit) consists of:

(in thousands)	2011	2010	2009
Current
Federal	$(99)	(20,185)	(337,421)
State	1,768	(4,181)	(9,749)
	1,669	(24,366)	(347,170)
Deferred
Federal	535	(4,834)	161,838
State	(892)	14,049	13,355
	(357)	9,215	175,193
Total income tax expense (benefit)	$1,312	(15,151)	(171,977)

Income tax expense (benefit) as shown in the consolidated statements of operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% to loss from continuing operations before income taxes as a result of the following presented below.

(dollars in thousands)	2011	2010	2009
Taxes at statutory federal income tax rate	$(20,836)	(297,210)	(562,069)
Tax-exempt income	(2,316)	(2,678)	(3,257)
State income tax benefit, net of federal income tax benefit, before valuation allowance	(3,084)	(30,598)	(50,947)
Tax credits	(1,461)	(1,576)	(1,555)
Goodwill impairment	—	—	5,282
Cash surrender value of life insurance	(2,911)	(2,888)	(2,534)
Other, net	76	(578)	4,839
Sub-total income tax benefit before valuation allowance	(30,532)	(335,528)	(610,241)
Change in valuation allowance for deferred tax assets	31,844	320,377	438,264
Total income tax expense (benefit)	$1,312	(15,151)	(171,977)
Effective income tax rate before valuation allowance	51.29%	39.51%	38.00%
Effective income tax rate after valuation allowance	(2.20)%	1.78%	10.71%

The tax effects of temporary differences that gave rise to significant portions of the deferred income tax assets and liabilities at December 31, 2011 and 2010 are presented below.

(in thousands)	2011	2010
Deferred income tax assets
Net operating loss carryforward	$514,275	446,017
Provision for loan losses	268,406	330,468
Tax credit carryforward	44,170	43,081
Finance lease transactions	4,901	23,311
Net unrealized loss on cash flow hedges	243	—
Other	46,779	34,126
Total gross deferred income tax assets	878,774	877,003
Less valuation allowance	(821,429)	(774,961)
Total deferred income tax assets	57,345	102,042
Deferred income tax liabilities
Excess tax over financial statement depreciation	(16,371)	(43,993)
Net unrealized gain on investment securities available for sale	(29,390)	(39,312)
Net unrealized gain on cash flow hedges	—	(4,036)
Other	(9,446)	(12,921)
Total gross deferred income tax liabilities	(55,207)	(100,262)
Net deferred income tax assets	$2,138	1,780

Total net deferred tax assets, before the valuation allowance, were $823.6 million, $776.7 million and $455.3 million at December 31, 2011, 2010, and 2009, respectively. Additions to the valuation allowance during the years ended December 31, 2011, 2010 and 2009, were $46.4 million, $331.6 million, and $438.2 million, respectively.
A significant portion of the deferred tax asset balance relates to federal and state net operating loss carryforwards as well as certain tax credits which will be available to reduce its income tax liability in future years. The total amount of federal and state net operating loss carryforwards outstanding at December 31, 2011 are $1.30 billion and $1.70 billion, respectively. These net operating losses expire in annual installments beginning in 2018 through 2032. Tax credits include an alternative minimum tax credit of $19.1 million which has an unlimited carryforward period. Other federal and state tax credits at December 31, 2011 total $6.0 million and $29.4 million, respectively, and have various expiration periods through the year 2021. The remaining net deferred tax asset balance was generated from temporary differences of which the majority relates to the provision for loan losses and depreciation of fixed assets. This component does not have a set expiration date as the temporary differences have not yet reduced taxable income. Synovus currently expects that approximately $21 million of its net deferred tax assets will expire before they can be realized. The majority of these DTAs relate to state income tax credits that have various expiration dates through the tax year 2016.
In assessing the need for a valuation allowance, Synovus considered all available evidence about the realization of DTAs, both positive and negative, that could be objectively verified. Synovus' positive evidence considered in support of its use of forecasted future earnings as a source of realizing DTAs was insufficient to overcome the negative evidence associated with its pre-tax cumulative loss position. At December 31, 2011, management concluded that it is more likely than not that $2.1 million of its deferred tax assets will be realized. This amount of deferred tax assets is based on actual separate entity state income tax liabilities and tax planning strategies. Synovus expects to reverse substantially all (or approximately $800.4 million of the current balance of $821.4 million) of the valuation allowance once it has demonstrated a sustainable return to profitability. While reversal of the valuation allowance is subject to considerable judgment, this event could occur at the point Synovus has significantly improved its credit quality and experienced consecutive profitable quarters coupled with a forecast of sufficient continuing profitability. This reversal could occur as a single event or over a period of time, depending upon the level of forecasted taxable income, the degree of probability related to realizing the forecasted taxable income, and the estimated risk related to credit quality. Until such event occurs, Synovus expects to record minimal to no tax expense when reporting income before taxes as reductions to the deferred tax asset valuation allowance will be recognized offsetting current tax expense.
Synovus' income tax returns are subject to review and examination by federal, state, and local taxing jurisdictions. Currently, no years for which Synovus filed a federal income tax return are under examination by the IRS; however, there are certain state tax examinations currently in progress. With few exceptions, Synovus is no longer subject to income tax examinations from state and local income tax authorities for years before 2007. Although Synovus is unable to determine the ultimate outcome of these examinations, Synovus believes that current income tax accruals are adequate for any uncertain income tax positions relating to these examinations. Adjustments to income tax accruals are made when necessary to reflect a change in the probability outcome.
A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (unrecognized state income tax benefits are not adjusted for the federal income tax impact).

	Years Ended December 31,
(in thousands)	2011	2010
Balance at January 1,	$6,315	7,274
Additions based on income tax positions related to current year	275	176
Additions for income tax positions of prior years	—	—
Deductions for income tax positions of prior years	(605)	(1,060)
Settlements	—	(75)
Balance at December 31,	$5,985	6,315

Accrued interest and penalties related to unrecognized income tax benefits are included as a component of income tax expense (benefit). The amount of accrued interest and penalties on unrecognized income tax benefits totaled $1.5 million and $1.4 million as of December 31, 2011 and 2010, respectively. The total amount of unrecognized income tax benefits as of December 31, 2011 and 2010 that, if recognized, would affect the effective income tax rate is $4.8 million and $5.0 million (net of the federal benefit on state income tax issues) respectively, which includes interest and penalties of $943 thousand and $880 thousand, respectively.
The impact to the effective income tax rate is prior to any offset by the valuation allowance against deferred tax assets. Synovus expects an approximate range of $311 thousand to $4.3 million of uncertain income tax positions will be either settled or resolved during the next year.

Note 26 - Condensed Financial Information of Synovus Financial Corp. (Parent Company only)

Condensed Balance Sheets
	December 31,
(in thousands)	2011	2010
Assets
Cash due from bank subsidiary	$278,071	275,578
Funds due from other depository institutions(1)	33,431	28,423
Investment in consolidated bank subsidiary, at equity	2,998,006	2,979,596
Net accumulated deficit in consolidated nonbank subsidiaries, at equity(2)	(279,962)	(148,172)
Notes receivable from nonbank subsidiaries	493,800	601,744
Other assets	55,103	81,966
Total assets	$3,578,449	3,819,135
Liabilities and Equity
Liabilities:
Long-term debt	$726,167	754,783
Other liabilities	24,830	66,434
Total liabilities	750,997	821,217
Shareholders’ equity:
Preferred stock	947,017	937,323
Common stock	790,989	790,956
Additional paid-in capital	2,241,171	2,293,264
Treasury stock	(114,176)	(114,176)
Accumulated other comprehensive income	21,093	57,158
Accumulated deficit	(1,058,642)	(966,607)
Total shareholders’ equity	2,827,452	2,997,918
Total liabilities and shareholders’ equity	$3,578,449	3,819,135

(1) Restricted as to withdrawal.
(2) Includes non-bank subsidiary formed during 2008 that has incurred credit losses, including losses on the disposition of non-performing assets.

Condensed Statements of Operations
	Years Ended December 31,
(in thousands)	2011	2010	2009
Income
Cash dividends received from bank subsidiaries	$—	43,874	64,044
Management and information technology fees from subsidiaries	—	185,279	162,648
Interest income	30,057	36,074	50,174
Other income	(141)	8,922	74,771
Total income	29,916	274,149	351,637
Expenses
Interest expense	34,767	33,809	25,081
Other expenses	14,177	224,100	234,083
Total expenses	48,944	257,909	259,164
Income (loss) before income taxes and equity in undistributed net income (loss) of subsidiaries	(19,028)	16,240	92,473
Allocated income tax (benefit) expense	(13,715)	(153,729)	229,680
Income (loss) before equity in undistributed net income (loss) of subsidiaries	(5,313)	169,969	(137,207)
Equity in undistributed net loss of subsidiaries	(55,311)	(1,003,809)	(1,299,088)
Loss from continuing operations attributable to controlling interest	(60,624)	(833,840)	(1,436,295)
Income from discontinued operations, net of income taxes	—	43,162	4,590
Net loss attributable to controlling interest	(60,624)	(790,678)	(1,431,705)
Dividends and accretion of discount on preferred stock	58,088	57,510	56,966
Net loss attributable to common shareholders	$(118,712)	(848,188)	(1,488,671)

Condensed Statements of Cash Flows
	Years Ended December 31,
(in thousands)	2011	2010	2009
Operating Activities
Net loss attributable to controlling interest	$(60,624)	(790,678)	(1,431,705)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in undistributed loss of subsidiaries	55,311	960,647	1,294,497
Deferred income tax (benefit) expense	—	(288,430)	286,404
Depreciation, amortization, and accretion, net	—	(14)	(68)
Share-based compensation	—	7,158	8,361
Net (decrease) increase in other liabilities	(23,162)	(308,126)	439,398
Gain on sale of Visa shares	—	—	(51,900)
Net (increase) decrease in other assets	(4,780)	412,290	(497,644)
Other, net	(6,912)	(61,920)	83,371
Net cash (used in) provided by operating activities	(40,167)	(69,073)	130,714
Investing Activities
Net investment from (in) subsidiaries	10,000	(894,813)	(632,459)
Purchases of investment securities available for sale	(18,313)	—	(24,974)
Purchases of premises and equipment	—	—	(14,835)
Proceeds from sale of investment securities available for sale	49,551	—	—
Proceeds from sale of private equity investments	—	—	65,786
Proceeds from sale of Visa shares	—	—	51,900
Net (increase) decrease in short-term notes receivable from non-bank subsidiaries	107,944	(204,225)	40,615
Net cash provided by (used in) investing activities	149,182	(1,099,038)	(513,967)
Financing Activities
Dividends paid to common and preferred shareholders	(79,813)	(73,896)	(73,568)
Principal repayments on long-term debt	(21,701)	(10,425)	(29,685)
Purchase of treasury shares	—	(21)	(38)
Proceeds from issuance of long-term debt	—	70,355	—
Proceeds from issuance of prepaid common stock purchase contracts	—	265,503	—
Proceeds from issuance of common stock	—	769,176	571,226
Net cash (used in) provided by financing activities	(101,514)	1,020,692	467,935
Increase (decrease) in cash and funds due from banks	7,501	(147,419)	84,682
Cash and funds due from banks at beginning of year	304,001	451,420	366,738
Cash and funds due from banks at end of year	$311,502	304,001	451,420

For the year ended December 31, 2011, the Parent Company received income tax refunds, net of income taxes paid, of $5.1 million and paid interest in the amount of $39.8 million. For the year ended December 31, 2010, the Parent Company received income tax refunds, net of income taxes paid, of $323.2 million and paid interest in the amount of $38.8 million. For the year ended December 31, 2009, the Parent Company received income tax refunds, net of income taxes paid, of $87.3 million and paid interest in the amount of $36.1 million.

Summary of Quarterly Financial Data (Unaudited)

Presented below is a summary of the unaudited consolidated quarterly financial data for the years ended December 31, 2011 and 2010.

(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2011
Interest income	$273,303	281,970	288,052	298,432
Net interest income	227,156	228,603	230,961	237,434
Provision for loan losses	54,565	102,325	120,159	141,746
Income (loss) from continuing operations before income taxes	26,979	37,118	(43,764)	(79,864)
Net income (loss) (1)	27,357	30,208	(39,000)	(79,408)
Net income (loss) attributable to common shareholders (1)	$12,779	15,667	(53,504)	(93,654)
Basic earnings per common share:
Net income (loss) attributable to common shareholders	$0.02	0.02	(0.07)	(0.12)
Diluted earnings per common share:
Net income (loss) attributable to common shareholders	$0.01	0.02	(0.07)	(0.12)

2010
Interest income	$313,557	326,490	337,739	342,795
Net interest income	241,967	245,460	250,039	248,867
Provision for loan losses	252,401	239,021	298,904	340,948
Loss from continuing operations before income taxes	(159,550)	(180,806)	(233,633)	(275,180)
Net loss (1)	(165,434)	(181,166)	(228,575)	(215,682)
Net loss attributable to common shareholders (1)	$(179,998)	(195,838)	(242,554)	(229,798)
Basic earnings per common share:
Net loss from continuing operations attributable to common shareholders	$(0.23)	(0.25)	(0.36)	(0.56)
Net loss attributable to common shareholders	$(0.23)	(0.25)	(0.36)	(0.47)
Diluted earnings per common share:
Net loss from continuing operations attributable to common shareholders	$(0.23)	(0.25)	(0.36)	(0.56)
Net loss attributable to common shareholders	$(0.23)	(0.25)	(0.36)	(0.47)

(1) Synovus increased its valuation allowance for deferred tax assets by 46.4 million million during 2011 and $331.6 million million during 2010. For additional discussion of the valuation allowance for deferred tax assets, see Note 25 to the consolidated financial statements.

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

•Management’s Report on Internal Control Over Financial Reporting

Management of Synovus is responsible for establishing and maintaining effective internal control over financial reporting for Synovus Financial Corp. and its subsidiaries (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). Synovus conducted an evaluation of the effectiveness of our internal control over Synovus' financial reporting as of December 31, 2011 based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2011.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in Item 8. Financial Statements and Supplementary Data of this Report.

/s/ Kessel D. Stelling                        /s/ Thomas J. Prescott
Kessel D. Stelling                        Thomas J. Prescott
President and Chief Executive Officer                Chief Financial Officer

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fourth fiscal quarter ended December 31, 2011 covered by this Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
NONE.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
GOVERNANCE
Information included under the following captions in our Proxy Statement is incorporated in this document by reference:

•	“PROPOSALS TO BE VOTED ON” - “PROPOSAL 1: ELECTION OF 15 DIRECTORS”;

•	“EXECUTIVE OFFICERS”;

•	“SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” - “Consideration of Director Candidates - Shareholder Candidates” and “Committees of the Board” - “Audit Committee.”
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
Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 16, 2011. In addition, we have filed, as exhibits to this Annual Report, the certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11. EXECUTIVE COMPENSATION
Information included under the following captions in our Proxy Statement is incorporated in this document by reference:

•	“DIRECTOR COMPENSATION”;

•
“EXECUTIVE COMPENSATION” - “Compensation Discussion and Analysis”; “Compensation Committee Report”; “Summary Compensation Table” and the compensation tables and related information which follow the Summary Compensation Table; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” - “Committees of the Board” - “Compensation Committee Interlocks and Insider Participation.”
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information pertaining to equity compensation plans is contained in Notes 23 and 24 of Notes to Consolidated Financial Statements included in Part II - Item 8 of this Report and are incorporated herein by reference.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”; and
•“CORPORATE GOVERNANCE AND BOARD MATTERS” - “Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information included under the following captions in our Proxy Statement is incorporated in this document by reference:

•	“AUDIT COMMITTEE REPORT” - “KPMG LLP Fees and Services” (excluding the information under the main caption “AUDIT COMMITTEE REPORT”); and

•	“AUDIT COMMITTEE REPORT” - “Policy on Audit Committee Pre-Approval.”

Part IV

Part IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
The following consolidated financial statements of Synovus and our subsidiaries and related reports of Synovus' independent registered public accounting firm are incorporated in this Item 15. by reference from Part II - Item 8. of this Report.
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the Years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Changes in Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (on consolidated financial statements)
Report of Independent Registered Public Accounting Firm (on the effectiveness of internal control over financial reporting)

Management's Report on Internal Control Over Financial Reporting is incorporated by reference from Part II - Item 9A. of this Report.
2. Financial Statement Schedules
None are applicable because the required information has been incorporated in the consolidated financial statements and notes thereto of Synovus and our subsidiaries which are incorporated in this Report by reference.
3. Exhibits
The following exhibits are filed herewith or are incorporated to other documents previously filed with the SEC. With the exception of those portions of the Proxy Statement that are expressly incorporated by reference in this Report, such documents are not to be deemed filed as part of this Report.

Exhibit Number	Description

3.1
Amended and Restated Articles of Incorporation of Synovus, as amended, incorporated by reference to Exhibit 3.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 9, 2010.

3.2	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.1 of Synovus' Current Report on Form 8-K dated November 8, 2010, as filed with the SEC on November 9, 2010.

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

4.4
Amendment No. 1 dated as of September 6, 2011 to Shareholder Rights Plan between Synovus Financial Corp. and American Stock Transfer & Trust Company, LLC, incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated September 6, 2011, as filed with the SEC on September 6, 2011.

4.5
Indenture, dated as of February 18, 2003, between Synovus Financial Corp. and The Bank of New York Trust Company of Florida, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus' Registration Statement on Form S-4 (No. 333-104625) filed with the SEC on April 18, 2003.

4.6
Indenture, dated as of June 20, 2005, between Synovus Financial Corp. and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus' Registration Statement on Form S-4 (No. 333-126767) filed with the SEC on July 21, 2005.

Exhibit Number	Description

4.7
Junior Subordinated Debt Indenture dated May 4, 2010, between Synovus Financial Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated May 4, 2010, as filed with the SEC on May 4, 2010.

4.8
Purchase Contract Agreement dated May 4, 2010 among Synovus Financial Corp., The Bank of New York Mellon Trust Company, N.A., as purchase contract agent, and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.3 of Synovus’ Current Report on Form 8-K dated May 4, 2010, as filed with the SEC on May 4, 2010.

4.9
Purchase Contract Agreement dated May 4, 2010 among Synovus Financial Corp., The Bank of New York Mellon Trust Company, N.A., as purchase contract agent, and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.3 of Synovus' Current Report on Form 8-K dated May 4, 2010, as filed with the SEC on May 4, 2010.

4.10
Senior Notes Indenture, dated as of February 13, 2012, among Synovus Financial Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated February 8, 2012 as filed with the SEC on February 13, 2012.

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

10.4	Synovus Financial Corp. 2011 Director Stock Purchase Plan, incorporated by reference to Exhibit 99.1 of Synovus' Current Report on Form 8-K dated April 27, 2011, as filed with the SEC on May 3, 2011.*

10.5
Amendment No. 1 dated September 6, 2011 to Synovus Financial Corp. 2011 Director Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated September 6, 2011, as filed with the SEC on September 6, 2011.*

10.6
Synovus Financial Corp. 2011 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Synovus' Registration Statement on Form S-8 (Registration No. 333-174265), as filed with the SEC on May 17, 2011.*

10.7
Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.*

10.8
Amended and Restated Synovus Financial Corp. Directors' Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 of Synovus' Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008.*

Exhibit Number	Description

10.9
Synovus Financial Corp. Executive Salary Contribution Death Benefit Plan, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the SEC on August 10, 2009.

10.10
Agreement in Connection with Personal Use of Company Aircraft, incorporated by reference to Exhibit 10.7 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 7, 2006.*

10.11	Life Insurance Trusts, incorporated by reference to Exhibit 10.12 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 29, 1993.*

10.12
1993 Split Dollar Insurance Agreement of Synovus, incorporated by reference to Exhibit 10.14 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 28, 1994.*

10.13
1995 Split Dollar Insurance Agreement of Synovus, incorporated by reference to Exhibit 10.15 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC on March 24, 1995.*

10.14
Second Amended and Restated Synovus Financial Corp. Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 of Synovus' Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008.*

10.15	Synovus Financial Corp. Executive Cash Bonus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on 8-K dated April 27, 2006, as filed with the SEC on April 27, 2006.*

10.16
Form of Change of Control Agreement for executive officers, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008.*

10.17	Riverside Bank Amended and Restated Salary Continuation Agreement adopted as of June 1, 2005 by and between Riverside Bank and Kessel D. Stelling.*

10.18
Form of Stock Option Agreement for the: (i) Synovus Financial Corp. 1994 Long-Term Incentive Plan and (ii) Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 9, 2004.*

10.19
Form of Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 25, 2005.*

Exhibit Number	Description

10.20
Form of Performance-Based Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 25, 2005.*

10.21
Form of Non-Employee Director Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated February 1, 2005, as filed with the SEC on February 3, 2005.*

10.22
Form of Stock Option Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 18, 2006, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated January 18, 2006, as filed with the SEC on January 18, 2006.*

10.23
Form of Restricted Stock Award Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 18, 2006, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated January 18, 2006, as filed with the SEC on January 18, 2006.*

10.24	Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007.*

10.25
Form of Restricted Stock Award Agreement for restricted stock awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007.*

10.26
Form of Performance-Based Restricted Stock Award Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.3 of Synovus' Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007.*

10.27
Form of Revised Stock Option Agreement for stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

10.28
Form of Revised Restricted Stock Unit Agreement for restricted stock unit awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.33 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008.*

10.29
Form of Retention Stock Option Agreement for retention stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

10.30
Form of TARP Restricted Stock Unit Award Agreement for awards to executive officers and the top 20 most highly-compensated employees under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated January 28, 2010, as filed with the SEC on January 29, 2010.*

10.31
Form of Restricted Stock Option Agreement for 2010 stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated January 29, 2010, as filed with the SEC on January 29, 2010.*

10.32
Form of Indemnification Agreement for directors and executive officers of Synovus, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated July 26, 2007, as filed with the SEC on July 26, 2007.*

10.33	Summary of Annual Base Salaries of Synovus' Named Executive Officers.*

10.34	Summary of Board of Directors Compensation.

10.35
Form of Waiver executed by Senior Executive Officers, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.*

10.36
Form of Letter Agreement executed by Senior Executive Officers, incorporated by reference to Exhibit 10.3 of Synovus' Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.*

10.37
First Amendment to the Bank of North Georgia Amended and Restated Salary Continuation Agreement,dated September 10, 2007, effective as of January 1, 2005, by and between Bank of North Georgia, as successor in interest to Riverside Bank, and Kessel D. Stelling, Jr.*

10.38	Riverside Bank Split Dollar Agreement dated December 23, 1999, by and between Riverside Bank and Kessel D. Stelling, Jr.*

12.1	Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated July 22, 2010, as filed with the SEC on July 26, 2010.

21.1	Subsidiaries of Synovus Financial Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2011 Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Principal Executive Officer pursuant to Section 30.15 of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.

99.2	Certification of Principal Financial Officer pursuant to Section 30.15 of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.

101	Interactive Data File

*	Indicates management contracts and compensatory plans and arrangements.
(b) Exhibits
See the response to Item 15(a)(3) above.
(c) Financial Statement Schedules
See the response to Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

February 29, 2012	By:	/s/ Kessel D. Stelling
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

Signature	Title	Date

	President and Chief Executive Officer	February 29, 2012
/s/ Kessel D. Stelling	Director and Chairman of the Board
Kessel D. Stelling	(Principal Executive Officer)

/s/ Thomas J. Prescott	Executive Vice President and Chief Financial Officer	February 29, 2012
Thomas J. Prescott	(Principal Financial Officer)

/s/ Liliana C. McDaniel	Chief Accounting Officer	February 29, 2012
Liliana C. McDaniel	(Principal Accounting Officer)

/s/ Catherine A. Allen	Director	February 29, 2012
Catherine A. Allen

/s/ Richard E. Anthony	Director	February 29, 2012
Richard E. Anthony

Signature	Title	Date

/s/ James H. Blanchard	Director	February 29, 2012
James H. Blanchard

/s/ Richard Y. Bradley	Director	February 29, 2012
Richard Y. Bradley

/s/ Frank W. Brumley	Director	February 29, 2012
Frank W. Brumley

/s/ Elizabeth W. Camp	Director	February 29, 2012
Elizabeth W. Camp

/s/ T. Michael Goodrich	Director	February 29, 2012
T. Michael Goodrich

/s/ V. Nathaniel Hansford	Director	February 29, 2012
V. Nathaniel Hansford

/s/ Mason H. Lampton	Director	February 29, 2012
Mason H. Lampton

/s/ H. Lynn Page	Director	February 29, 2012
H. Lynn Page

/s/ Joseph J. Prochaska, Jr.	Director	February 29, 2012
Joseph J. Prochaska, Jr.

/s/ J. Neal Purcell	Director	February 29, 2012
J. Neal Purcell

/s/ Melvin T. Stith	Director	February 29, 2012
Melvin T. Stith

/s/ Philip W. Tomlinson	Director	February 29, 2012
Philip W. Tomlinson

/s/ James D. Yancey	Director	February 29, 2012
James D. Yancey