Form 10-Q
period 2012-03-31
SYNOVUS FINANCIAL CORP
filed 2012-05-10
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012
Commission file number 1-10312

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	April 30, 2012
Common Stock, $1.00 Par Value	786,575,516 shares

SYNOVUS FINANCIAL CORP.
INDEX OF DEFINED TERMS
2013 Senior Notes – Synovus' outstanding 4.875% Senior Notes due February 15, 2013
2019 Senior Notes – Synovus' 7.875% Senior Notes due February 15, 2019
ALCO – Synovus' Asset Liability Management Committee
ALL – Allowance for Loan Losses
ARRA – American Recovery and Reinvestment Act of 2009
ASC – Accounting Standards Codification
ASU – Accounting Standards Update
AUM – assets under management
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
CFO – Chief Financial Officer
CFPB – Consumer Finance Protection Bureau
Charter Consolidation – Synovus’ consolidation of its 30 banking subsidiaries into a single bank charter in 2010
CMO – collateralized mortgage obligation
Code – Internal Revenue Code of 1986, as amended
Common Stock – Common Stock, par value $1.00 per share, of Synovus Financial Corp.
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
CROA – Credit Repair Organization Act
DIF – Deposit Insurance Fund
Dodd-Frank Act – The Dodd-Frank Wall Street Reform and Consumer Protection Act
DRR – Designated Reserve Ratio
DTA – deferred tax asset
EBITDA – earnings before interest, depreciation and amortization

i

EESA – Emergency Economic Stabilization Act of 2008
EITF – Emerging Issues Task Force
EL – expected loss
EPS – earnings per share
Exchange Act – Securities Exchange Act of 1934, as amended
FASB – Financial Accounting Standards Board
FDIC – Federal Deposit Insurance Corporation
FINRA – Financial Industry Regulatory Authority
FFIEC – Federal Financial Institutions Examination Council
FHLB – Federal Home Loan Bank
FICO – Fair Isaac Corporation
GA DBF – Georgia Department of Banking and Finance
GAAP – Accounting Principles Generally Accepted in the United States of America
GDP – gross domestic product
Georgia Commissioner – Banking Commissioner of the State of Georgia
GSE – government sponsored enterprise
HELOC – home equity line of credit
IASB – International Accounting Standards Board
IFRS – International Financial Reporting Standards
IOLTA – Interest on Lawyer Trust Account
IPO – Initial Public Offering
IRC – Internal Revenue Code of 1986, as amended
IRS – Internal Revenue Service
LGD – loss given default
LIBOR – London Interbank Offered Rate
LIHTC – Low Income Housing Tax Credit
LTV – loan-to-collateral value ratio
MAD – Managed Assets Division, a division of Synovus Bank
MBS – mortgage-backed securities
NBER – National Bureau of Economic Research
nm – not meaningful
NPA – non-performing assets
NPL – non-performing loans
NSF – non-sufficient funds
NYSE – New York Stock Exchange
OCI – Other Comprehensive Income
OFAC – Office of Foreign Assets Control
ORE – other real estate
ORM – Operational Risk Management

ii

OTTI – Other-than-temporary impairment
Parent Company – Synovus Financial Corp.
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
Synovus – Synovus Financial Corp.
Synovus Bank – A Georgia state-chartered bank, formerly known as Columbus Bank and Trust Company, and wholly-owned subsidiary of Synovus, through which Synovus conducts its banking operations
Synovus' 2011 Form 10-K – Synovus' Annual Report on Form 10-K for the year ended December 31, 2011
Synovus Mortgage – Synovus Mortgage Corp., a wholly-owned subsidiary of Synovus Bank
Synovus Trust Company, N. A. – a wholly-owned subsidiary of Synovus Bank
TAGP – Transaction Account Guarantee Program
TARP – Troubled Assets Relief Program
TBA – to-be-announced securities with respect to mortgage-related securities to be delivered in the future (MBSs and CMOs)
TDR – troubled debt restructuring (as defined by ASC 310-40)
Tender Offer – Offer by Synovus to purchase, for cash, all of its outstanding 2013 Notes, which commenced on February 7, 2012 and expired on March 6, 2012
tMEDS – tangible equity units, each composed of a prepaid common stock purchase contract and a junior subordinated amortizing note
TSYS – Total System Services, Inc.
UCL – Unfair Competition Law
USA PATRIOT Act – Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism
VIE – variable interest entity, as defined in ASC 810-10
Visa – The Visa U.S.A. Inc. card association or its affiliates, collectively
Visa Class B shares – Class B shares of Common Stock issued by Visa which are subject to restrictions with respect to sale until all of the Covered Litigation has been settled
Visa Derivative – A derivative contract with the purchaser of Visa Class B shares which provides for settlements between the purchaser and Synovus based upon a change in the ratio for conversion of Visa Class B shares into Visa Class A shares
Visa IPO – The initial public offering of shares of Class A Common Stock by Visa, Inc. on March 25, 2008

iii

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$485,074	510,423
Interest bearing funds with Federal Reserve Bank	1,781,002	1,567,006
Interest earning deposits with banks	11,963	13,590
Federal funds sold and securities purchased under resale agreements	123,676	158,916
Trading account assets, at fair value	16,398	16,866
Mortgage loans held for sale, at fair value	96,837	161,509
Other loans held for sale	19,610	30,156
Investment securities available for sale, at fair value	3,713,003	3,690,125
Loans, net of deferred fees and costs	19,843,698	20,079,813
Allowance for loan losses	(507,794)	(536,494)
Loans, net	19,335,904	19,543,319
Premises and equipment, net	479,976	486,923
Goodwill	24,431	24,431
Other intangible assets, net	7,589	8,525
Other real estate	201,429	204,232
Other assets	767,900	746,824
Total assets	$27,064,792	27,162,845
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$5,535,844	5,366,868
Interest bearing deposits, excluding brokered deposits	15,195,149	15,261,710
Brokered deposits	1,406,709	1,783,174
Total deposits	22,137,702	22,411,752
Federal funds purchased and securities sold under repurchase agreements	315,857	313,757
Long-term debt	1,351,823	1,364,727
Other liabilities	437,647	245,157
Total liabilities	24,243,029	24,335,393
Shareholders' Equity:
Series A Preferred Stock – no par value. Authorized 100,000,000 shares; 967,870 issued and outstanding at March 31, 2012 and December 31, 2011	949,536	947,017
Common stock - $1.00 par value. Authorized 1,200,000,000 shares; issued 792,268,949 at March 31, 2012 and 790,988,880 at December 31, 2011; outstanding 786,575,497 at March 31, 2012 and 785,295,428 at December 31, 2011	792,269	790,989
Additional paid-in capital	2,226,844	2,241,171
Treasury stock, at cost – 5,693,452 shares at both March 31, 2012 and December 31, 2011	(114,176)	(114,176)
Accumulated other comprehensive (loss) income	(2,195)	21,093
Accumulated deficit	(1,030,515)	(1,058,642)
Total shareholders’ equity	2,821,763	2,827,452
Total liabilities and shareholders' equity	$27,064,792	27,162,845
See accompanying notes to unaudited interim consolidated financial statements

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2012	2011
Interest income:
Loans, including fees	$238,523	265,037
Investment securities available for sale	21,382	29,425
Trading account assets	278	256
Mortgage loans held for sale	1,367	1,811
Federal Reserve Bank balances	1,051	1,781
Other earning assets	53	122
Total interest income	262,654	298,432
Interest expense:
Deposits	30,487	49,564
Federal funds purchased and securities sold under repurchase agreements	180	297
Long-term debt	11,028	11,137
Total interest expense	41,695	60,998
Net interest income	220,959	237,434
Provision for loan losses	66,049	141,746
Net interest income after provision for loan losses	154,910	95,688
Non-interest income:
Service charges on deposit accounts	18,231	20,318
Fiduciary and asset management fees	10,835	11,537
Brokerage revenue	6,647	6,220
Mortgage banking income	6,003	2,495
Bankcard fees	7,579	10,657
Investment securities gains, net	20,083	1,420
Other fee income	4,700	4,931
Increase in fair value of private equity investments, net	93	132
Other non-interest income	9,968	6,454
Total non-interest income	84,139	64,164
Non-interest expense:
Salaries and other personnel expense	92,622	93,100
Net occupancy and equipment expense	26,706	29,834
FDIC insurance and other regulatory fees	14,663	14,406
Foreclosed real estate expense, net	22,972	24,737
Losses (gains) on other loans held for sale, net	959	(2,226)
Professional fees	9,267	9,236
Data processing expense	8,024	8,950
Visa indemnification charges	2,979	4
Restructuring charges	858	24,333
Loss on curtailment of post-retirement defined benefit plan	—	398
Other operating expenses	24,083	36,944
Total non-interest expense	203,133	239,716
Income (loss) before income taxes	35,916	(79,864)
Income tax benefit	(77)	(456)
Net income (loss)	35,993	(79,408)
Net loss attributable to non-controlling interest	—	(220)
Net income (loss) available to controlling interest	35,993	(79,188)
Dividends and accretion of discount on preferred stock	14,624	14,466
Net income (loss) available to common shareholders	$21,369	(93,654)
Earnings per common share:
Net income (loss) available to common shareholders, basic	$0.03	(0.12)
Net income (loss) available to common shareholders, diluted	$0.02	(0.12)
Weighted average common shares outstanding, basic	786,135	785,243
Weighted average common shares outstanding, diluted	908,986	785,243
See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income (loss)	$35,916	77	35,993	(79,864)	456	(79,408)
Net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	(1,135)	437	(698)	(3,905)	1,309	(2,596)
Valuation allowance for the change in deferred taxes arising from unrealized gains/losses(1)	—	(437)	(437)	—	(1,309)	(1,309)
Net unrealized gains/losses	(1,135)	—	(1,135)	(3,905)	—	(3,905)
Net unrealized gains/losses on investment securities available for sale:
Net unrealized gains/losses arising during the period	(2,070)	798	(1,272)	(11,684)	4,548	(7,136)
Reclassification adjustment for (gains) losses realized in net income	(20,083)	7,734	(12,349)	(1,420)	548	(872)
Valuation allowance for the change in deferred taxes arising from unrealized gains/losses(1)	—	(8,532)	(8,532)	—	(5,096)	(5,096)
Net unrealized gains/losses	(22,153)	—	(22,153)	(13,104)	—	(13,104)
Other comprehensive loss	(23,288)	—	(23,288)	(17,009)	—	(17,009)
Less: comprehensive loss attributable to non-controlling interest	—	—	—	(220)	—	(220)
Comprehensive income (loss)	$12,628	77	12,705	(96,653)	456	(96,197)

(1) In accordance with ASC 740-20-45-11(b), the deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss).
See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Non-Controlling Interest		Total
Balance at December 31, 2010	$937,323	790,956	2,293,263	(114,176)	57,158	(966,606)	26,629		3,024,547
Net loss	—	—	—	—	—	(79,188)	(220)		(79,408)
Other comprehensive loss, net of taxes	—	—	—	—	(17,009)	—	—		(17,009)
Cash dividends declared on common stock - $0.01 per share	—	—	—	—	—	(7,851)	—		(7,851)
Cash dividends paid on preferred stock	—	—	(12,098)	—	—	—	—		(12,098)
Accretion of discount on preferred stock	2,368	—	(2,368)	—	—	—	—		—
Restricted share unit activity	—	12	(12)	—	—	—	—		—
Share-based compensation expense	—	—	833	—	—	—	—		833
Change in ownership at majority-owned subsidiary	—	—	—	—	—	—	(26,315)	—	(26,315)
Balance at March 31, 2011	$939,691	790,968	2,279,618	(114,176)	40,149	(1,053,645)	94	939,691	2,882,699

Balance at December 31, 2011	$947,017	790,989	2,241,171	(114,176)	21,093	(1,058,642)	—		2,827,452
Net Income	—	—	—	—	—	35,993	—		35,993
Other comprehensive loss, net of taxes	—	—	—	—	(23,288)	—	—		(23,288)
Cash dividends declared on common stock - $0.01 per share	—	—	—	—	—	(7,866)	—		(7,866)
Cash dividends paid on preferred stock	—	—	(12,098)	—	—	—	—		(12,098)
Accretion of discount on preferred stock	2,519	—	(2,526)	—	—	—	—		(7)
Restricted share unit activity	—	1,280	(1,280)	—	—	—	—		—
Share-based compensation expense	—	—	1,577	—	—	—	—		1,577
Balance at March 31, 2012	$949,536	792,269	2,226,844	(114,176)	(2,195)	(1,030,515)	—		2,821,763

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011
Operating Activities
Net income (losses)	$35,993	(79,408)
Adjustments to reconcile net income (losses) to net cash provided by operating activities:
Provision for loan losses	66,049	141,746
Depreciation, amortization, and accretion, net	11,883	11,433
Deferred income tax expense (benefit)	153	(360)
Decrease in interest receivable	4,549	4,912
Increase (decrease) in interest payable	766	(6,133)
Decrease in trading account assets	468	4,653
Originations of mortgage loans held for sale	(247,142)	(190,502)
Proceeds from sales of mortgage loans held for sale	310,094	314,703
(Gains) losses on sale of mortgage loans held for sale, net	(2,526)	296
(Decrease) increase in prepaid and other assets	(25,544)	26,375
Decrease in accrued salaries and benefits	(3,935)	(4,199)
Increase in other liabilities	193,120	884
Investment securities gains, net	(19,633)	(1,420)
Losses (gains) on sale of other loans held for sale, net	959	(2,226)
Losses on other real estate	17,310	18,624
Increase in fair value of private equity investments, net	(93)	(132)
Gains on sale of other assets held for sale, net	(169)	—
Write downs on other assets held for sale	621	—
Losses on curtailment of post-retirement health benefit	—	398
Increase in accrual for Visa indemnification	2,513	—
Share-based compensation	1,596	833
Other, net	100	(7,504)
Net cash provided by operating activities	347,132	232,973
Investing Activities
Net decrease (increase) in interest earning deposits with banks	1,627	(5,771)
Net decrease in federal funds sold and securities purchased under repurchase agreements	35,240	30,564
Net (increase) decrease in interest bearing funds with Federal Reserve Bank	(213,996)	562,012
Proceeds from maturities and principal collections of investment securities available for sale	312,721	315,486
Proceeds from sales of investment securities available for sale	474,415	8,043
Purchases of investment securities available for sale	(819,430)	(242,292)
Proceeds from sale of other real estate	30,057	39,004
Principal repayments by borrowers on other loans held for sale	2,443	24,638
Net decrease in loans	3,690	232,370
Proceeds from sale of other loans held for sale	98,157	106,106
Purchases of premises and equipment	(3,161)	(3,129)
Proceeds from disposals of premises and equipment	2,969	43
Proceeds from sales of other assets held for sale	3,519	—
Additions to other intangible assets	—	—
Net cash (used in) provided by investing activities	(71,749)	1,067,074
Financing Activities
Net increase (decrease) in demand and savings deposits	392,157	(421,015)
Net decrease in certificates of deposit	(666,207)	(873,410)
Net increase (decrease) in federal funds purchased and other short-term borrowings	2,100	(74,017)
Principal repayments on long-term debt	(302,180)	(58,476)
Proceeds from issuance of long-term debt	293,370	165,000

Tax deficiency from share-based payment arrangements	(13)	—
Dividends paid to common shareholders	(7,861)	(7,851)
Dividends paid to preferred shareholders	(12,098)	(12,098)
Net cash used in financing activities	(300,732)	(1,281,867)
(Decrease) increase in cash and cash equivalents	(25,349)	18,180
Cash and cash equivalents at beginning of period	510,423	389,021
Cash and cash equivalents at end of period	$485,074	407,201
Supplemental Cash Flow Information
Cash (Received) Paid During the Period for:
Income tax refunds, net of taxes paid	$(10,399)	285
Interest paid	40,134	53,300
Non-cash Investing Activities (at Fair Value):
Increase in net unrealized gains on available for sale securities(1)	(22,513)	(13,104)
(Decrease) increase in net unrealized gains on hedging instruments(1)	(1,135)	3,905
Mortgage loans held for sale transferred to loans at fair value	1,441	3,904
Loans foreclosed and transferred to other real estate at fair value	42,264	60,110
Loans transferred to other loans held for sale	94,564	164,400
Other loans held for sale foreclosed and transferred to other real estate at fair value	2,330	5,377
Premises and equipment transferred to other assets held for sale	1,945	38,241
Write downs to fair value on other loans held for sale	1,221	2,963
Impairment loss on available for sale securities	(450)	—

(1) Changes in net unrealized gains on available for sale securities, fair value hedges, and cash flow hedges have not been adjusted for the impact of deferred taxes.
See accompanying notes to unaudited interim consolidated financial statements.

Notes to Unaudited Interim Consolidated Financial Statements

Note 1 - Significant Accounting Policies
Business Operations
The accompanying unaudited interim consolidated financial statements of Synovus include the accounts of the Parent Company and its consolidated subsidiaries. Synovus provides integrated financial services, including commercial and retail banking, financial management, insurance, and mortgage services to its customers through 30 locally-branded divisions of its wholly-owned subsidiary bank, Synovus Bank, and other offices in Georgia, Alabama, South Carolina, Florida, and Tennessee.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with GAAP. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by this Report have been included. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in Synovus' 2011 Form 10-K. There have been no significant changes to the accounting policies as disclosed in Synovus' 2011 Form 10-K.
In preparing the unaudited interim consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the respective consolidated balance sheets and the reported amounts of revenues and expenses for the periods presented. Actual results could differ significantly from those estimates.
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses; the valuation of other real estate; the valuation of impaired and other loans held for sale; the fair value of investment securities; the fair value of private equity investments, the valuation of long-lived assets and other intangible assets; the valuation of deferred tax assets; the valuation of the Visa indemnification liability; and other contingent liabilities. In connection with the determination of the allowance for loan losses and the valuation of certain impaired loans and other real estate, management obtains independent appraisals for significant properties and properties collateralizing impaired loans. In making this determination, management also considers other factors or recent developments, such as changes in absorption rates or market conditions at the time of valuation and anticipated sales prices based on management’s plans for disposition.
A substantial portion of Synovus’ loans are secured by real estate in five Southeastern states (Georgia, Alabama, Florida, South Carolina, and Tennessee). Accordingly, the ultimate collectability of a substantial portion of Synovus’ loan portfolio is susceptible to changes in market conditions in these areas. Total commercial real estate loans represent 35.5% of the total loan portfolio at March 31, 2012. Due to declines in real estate values over the past four years, the commercial real estate portfolio loans may have a greater risk of non-collection than other loans. Based on available information, management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the ability of borrowers to repay their loans, and management’s plans for disposition. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Synovus’ allowance for loan losses. Such agencies may require Synovus to make changes to the allowance for loan losses based on their judgment of information available to them at the time of their examination.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks. At March 31, 2012 and December 31, 2011, cash and cash equivalents included $81.5 million and $73.3 million, respectively, on deposit to meet Federal Reserve Bank requirements. At March 31, 2012 and December 31, 2011, $15.6 million of the due from banks balance was restricted as to withdrawal, including $15.0 million on deposit pursuant to a payment network arrangement.
Short-term Investments
Short-term investments consist of interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements. Interest earning deposits with banks include $9.9 million at March 31, 2012 and $10.4 million at December 31, 2011, which is pledged as collateral in connection with certain letters of credit. Federal funds sold include $119.9 million at March 31, 2012, and $141.0 million at December 31, 2011, which is pledged to collateralize certain derivative instruments in a net liability position. Federal funds sold, federal funds purchased, securities purchased under resale agreements, and securities sold under repurchase agreements generally mature in one day.

Recently Adopted Accounting Standards Updates
Effective January 1, 2012, Synovus adopted the provisions of ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 was the result of a joint project with the IASB and FASB, and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of OCI in the statement of changes in shareholders' equity. Instead, the new guidance now requires entities to present all non-owner changes in shareholders' equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. This statement was temporarily amended by ASU 2011-12, which addresses the presentation of reclassification adjustments out of accumulated other comprehensive income. Synovus has elected the two separate statement approach.
Effective January 1, 2012, Synovus adopted the provisions of ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure in U.S. GAAP and IFRSs. This ASU amends Topic 820 to add both additional clarifications to existing fair value measurement and disclosure requirements. Clarifications were made to the relevancy of the highest and best use valuation concept, measurement of an instrument classified in an entity's shareholders' equity and disclosure of quantitative information about the unobservable inputs for Level 3 fair value measurements. Changes to disclosures included measurement of financial instruments within a portfolio and additional disclosures related to fair value measurements, as provided in Note 7.
Effective January 1, 2012, Synovus adopted the provisions of ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The ASU focuses the transferor's assessment of effective control on its contractual rights and obligations by removing the requirements to assess its ability to exercise those rights or honor those obligations. Synovus does not currently access wholesale funding markets through sales of securities with agreements to repurchase. Repurchase agreements are offered through a commercial banking sweep product as a short-term investment opportunity for customers. All such arrangements are considered typical of the banking industry and are accounted for as borrowings. There was no material impact to Synovus' unaudited interim consolidated financial statements upon adoption of this standard.
Effective January 1, 2012, Synovus adopted the provisions of ASU 2011-08, Testing Goodwill for Impairment. Under the new standard, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. Management does not anticipate making significant changes to the current approach that has been applied on a historic basis in the application of the new guidance.
Recently Issued but Not Currently Effective Accounting Standards Updates
In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The ASU requires additional disclosures about financial instruments and derivative instruments that are offset or subject to an enforceable master netting arrangement or similar agreement. The ASU is effective for the interim reporting period ending March 31, 2013, with retrospective disclosure for all comparative periods presented. Synovus does not offset assets and liabilities in this manner, therefore, the ASU is not expected to materially impact Synovus' financial position, results of operations, or EPS.
Reclassifications
Prior years' consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.
Subsequent Events
Synovus has evaluated, for consideration or disclosure, all transactions, events, and circumstances subsequent to the date of the consolidated balance sheet and through the date the accompanying unaudited interim consolidated financial statements were issued, and has reflected or disclosed those items within the unaudited interim consolidated financial statements and related footnotes as deemed appropriate, if any.

Note 2 - Investment Securities
The following table summarizes Synovus' available for sale investment securities as of March 31, 2012 and December 31, 2011.

	March 31, 2012
(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$357	—	—	357
U.S. Government agency securities	37,272	2,547	—	39,819
Securities issued by U.S. Government sponsored enterprises	637,869	5,306	(67)	643,108
Mortgage-backed securities issued by U.S. Government agencies	197,109	8,018	—	205,127
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,122,904	40,937	(865)	2,162,976
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	632,224	2,623	(4,282)	630,565
State and municipal securities	22,446	787	(20)	23,213
Equity securities	3,647	—	(4)	3,643
Other investments	5,000	19	(824)	4,195
Total	$3,658,828	60,237	(6,062)	3,713,003

	December 31, 2011
(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$426	—	—	426
U.S. Government agency securities	37,489	3,004	—	40,493
Securities issued by U.S. Government sponsored enterprises	667,707	8,333	(619)	675,421
Mortgage-backed securities issued by U.S. Government agencies	266,682	19,071	—	285,753
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,955,988	46,275	(257)	2,002,006
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	651,379	1,646	(1,525)	651,500
State and municipal securities	24,530	808	(20)	25,318
Equity securities	4,147	—	(388)	3,759
Other investments	5,449	—	—	5,449
Total	$3,613,797	79,137	(2,809)	3,690,125

(1) Amortized cost is adjusted for other-than-temporary impairment charges in 2012 and 2011, which have been recognized on the consolidated statements of operations in the applicable period, and were considered inconsequential.
At March 31, 2012 and December 31, 2011, investment securities with a carrying value of $2.34 billion and $2.48 billion, respectively, were pledged to secure certain deposits, payment network arrangements, and FHLB advances as required by law and contractual agreements.
Synovus has reviewed investment securities that are in an unrealized loss position as of March 31, 2012 and December 31, 2011 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in income. Synovus does not intend to sell any of these investment securities prior to the recovery of the unrealized loss, which may be until maturity. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position.
Declines in the fair value of available-for-sale securities below their cost that are deemed to have OTTI are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Currently, unrealized losses on debt securities are attributable to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that unrealized losses represent other-than-temporary impairment. These factors include length of time that the security has been in a loss position, the extent that the fair value has been below amortized cost, and the credit standing of the issuer.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 are presented below.

	March 31, 2012
	Less than 12 Months		12 Months or Longer		Total Fair Value
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities issued by U.S. Government sponsored enterprises	$146,791	(67)	—	—	146,791	(67)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	249,782	(865)	—	—	249,782	(865)
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	342,375	(4,282)	—	—	342,375	(4,282)
State and municipal securities	—	—	915	(20)	915	(20)
Equity securities	2,752	(4)	—	—	2,752	(4)
Other investments	2,176	(824)	—	—	2,176	(824)
Total	$743,876	(6,042)	915	(20)	744,791	(6,062)

	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total Fair Value
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities issued by U.S. Government sponsored enterprises	$349,370	(619)	—	—	349,370	(619)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	148,283	(257)	—	—	148,283	(257)
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	337,060	(1,521)	297	(4)	337,357	(1,525)
State and municipal securities.	32	(3)	883	(17)	915	(20)
Equity securities	2,367	(388)	—	—	2,367	(388)
Total	$837,112	(2,788)	1,180	(21)	838,292	(2,809)

The amortized cost and fair value by contractual maturity of investment securities available for sale at March 31, 2012 are shown below. The expected life of mortgage-backed securities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been classified based on the contractual maturity date.

	Distribution of Maturities at March 31, 2012
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Amortized Cost
U.S. Treasury securities	$350	7	—	—	—	357
U.S. Government agency securities	—	272	29,994	7,006	—	37,272
Securities issued by U.S. Government sponsored enterprises	$18,489	619,380	—	—	—	637,869
Mortgage-backed securities issued by U.S. Government agencies	—	234	193	196,682	—	197,109
Mortgage-backed securities issued by U.S. Government sponsored enterprises	791	17,944	913,851	1,190,318	—	2,122,904
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	99	—	632,125	—	632,224
State and municipal securities	3,086	9,930	5,026	4,404	—	22,446
Other investments	1,000	—	—	4,000	—	5,000
Securities with no stated maturity (equity securities)	—	—	—	—	3,647	3,647
Total	$23,716	647,866	949,064	2,034,535	3,647	3,658,828
Fair Value
U.S. Treasury securities	$350	7	—	—	—	357
U.S. Government agency securities	—	273	31,772	7,774	—	39,819
Securities issued by U.S. Government sponsored enterprises	18,728	624,380	—	—	—	643,108
Mortgage-backed securities issued by U.S. Government agencies	—	247	207	204,673	—	205,127
Mortgage-backed securities issued by U.S. Government sponsored enterprises	830	18,740	916,971	1,226,435	—	2,162,976
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	101	—	630,464	—	630,565
State and municipal securities	3,103	10,281	5,165	4,664	—	23,213
Other investments	1,002	—	—	3,193	—	4,195
Securities with no stated maturity (equity securities)	—	—	—	—	3,643	3,643
Total	$24,013	654,029	954,115	2,077,203	3,643	3,713,003

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale during the three months ended March 31, 2012 and 2011 are presented below. Other-than-temporary impairment charges of $450 thousand are included in gross realized losses for the three months ended March 31, 2012.

	Three Months Ended March 31,
(in thousands)	2012	2011
Proceeds	$474,865	8,043
Gross realized gains	20,533	1,420
Gross realized losses	(450)	—
Investment securities gains, net	$20,083	1,420

Note 3 - Restructuring Charges
For three months ended March 31, 2012 and 2011 total restructuring charges are as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011
Severance charges	$205	14,613
Lease termination charges	—	5,397
Asset impairment charges	613	3,483
Professional fees and other charges	40	840
Total restructuring charges	$858	24,333

In January 2011, Synovus announced efficiency and growth initiatives intended to streamline operations, boost productivity, reduce expenses, and increase revenue. During the first quarter of 2011, Synovus implemented most of the components of the initiatives, which resulted in restructuring charges of $24.3 million. During the three months ended March 31, 2012, Synovus recognized restructuring charges of $858 thousand associated with these initiatives. As part of these efficiency initiatives, during the three months ended March 31, 2012, Synovus transferred premises with a carrying value of $1.7 million immediately preceding the transfer to other assets held for sale, a component of other assets on the consolidated balance sheet. The carrying value of the remaining held for sale assets was $7.1 million at March 31, 2012. The liability for restructuring activities was $813 thousand at March 31, 2012, and consists primarily of lease termination payments and estimated severance payments.

Note 4 - Other Loans Held for Sale
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
During three months ended March 31, 2012 and 2011, Synovus transferred loans with a carrying value immediately preceding the transfer totaling $123.8 million and $231.4 million respectively, to other loans held for sale. Synovus recognized charge-offs upon transfer on these loans totaling $29.3 million and $67.0 million for the three months ended March 31, 2012 and 2011, respectively. These charge-offs, which resulted in a new cost basis of $94.6 million and $164.4 million, respectively, for the loans transferred during the three months ended March 31, 2012 and 2011, were based on the fair value, less estimated costs to sell, of the loans at the time of transfer.

Note 5 – Loans and Allowance for Loan Losses
Loans outstanding, by classification, are summarized below.

(in thousands)	March 31, 2012	December 31, 2011
Investment properties	$4,446,808	4,557,313
1-4 family properties	1,554,156	1,618,484
Land acquisition	1,049,547	1,094,821
Total commercial real estate	7,050,511	7,270,618
Commercial and industrial	8,935,733	8,941,274
Home equity lines	1,595,675	1,619,585
Consumer mortgages	1,390,126	1,411,749
Credit cards	264,470	273,098
Other retail loans	618,487	575,475
Total retail loans	3,868,758	3,879,907
Total loans	19,855,002	20,091,799
Deferred fees and costs, net	(11,304)	(11,986)
Total loans, net of deferred fees and costs	$19,843,698	20,079,813

Total commercial real estate loans represent 35.5% and 36.2% of the total loan portfolio at March 31, 2012 and December 31, 2011, respectively.
A substantial portion of the loan portfolio is secured by real estate in markets located throughout Georgia, Alabama, Tennessee, South Carolina, and Florida. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in market conditions in these areas.

The following is a summary of current, accruing past due, and non-accrual loans by portfolio class as of March 31, 2012 and December 31, 2011.

Current, Accruing Past Due, and Non-accrual Loans
	March 31, 2012
( in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Nonaccrual	Total
Investment properties	$4,345,284	22,151	230	22,381	79,143	4,446,808
1-4 family properties	1,359,980	15,234	527	15,761	178,415	1,554,156
Land acquisition	797,229	9,368	—	9,368	242,950	1,049,547
Total commercial real estate	6,502,493	46,753	757	47,510	500,508	7,050,511
Commercial and industrial	8,635,964	44,621	1,408	46,029	253,740	8,935,733
Home equity lines	1,558,746	11,852	282	12,134	24,795	1,595,675
Consumer mortgages	1,314,028	21,962	3,192	25,154	50,944	1,390,126
Credit cards	256,968	5,122	2,380	7,502	—	264,470
Other retail loans	605,970	6,096	369	6,465	6,052	618,487
Total retail	3,735,712	45,032	6,223	51,255	81,791	3,868,758
Total loans	$18,874,169	136,406	8,388	144,794	836,039	19,855,002

	December 31, 2011
( in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Nonaccrual	Total
Investment properties	$4,450,627	10,866	54	10,920	95,766	4,557,313
1-4 family properties	1,396,778	23,480	642	24,122	197,584	1,618,484
Land acquisition	855,021	5,299	350	5,649	234,151	1,094,821
Total commercial real estate	6,702,426	39,645	1,046	40,691	527,501	7,270,618
Commercial and industrial	8,618,813	49,826	5,035	54,861	267,600	8,941,274
Home equity lines	1,581,469	12,893	664	13,557	24,559	1,619,585
Consumer mortgages	1,326,411	23,213	5,130	28,343	56,995	1,411,749
Credit cards	267,511	3,113	2,474	5,587	—	273,098
Other retail loans	562,706	6,232	171	6,403	6,366	575,475
Total retail	3,738,097	45,451	8,439	53,890	87,920	3,879,907
Total loans	$19,059,336	134,922	14,520	149,442	883,021	20,091,799

Nonaccrual loans as of March 31, 2012 and December 31, 2011 were $836.0 million and $883.0 million, respectively. Interest income on nonaccrual loans outstanding at March 31, 2012 and 2011 that would have been recorded for the three months ended March 31, 2012 and 2011 if the loans had been current and performed in accordance with their original terms was $16.6 million and $21.7 million, respectively. No interest income on these loans was included in net income during the three months ended March 31, 2012 or 2011.
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

Loan Portfolio Credit Exposure by Risk Grade
	March 31, 2012
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss(2)		Total
Investment properties	$3,427,676	708,511	305,866	4,755	—		4,446,808
1-4 family properties	953,280	259,856	323,936	17,084	—		1,554,156
Land acquisition	483,436	115,040	433,466	17,605	—		1,049,547
Total commercial real estate	4,864,392	1,083,407	1,063,268	39,444	—		7,050,511
Commercial and industrial	7,365,623	882,941	668,706	18,463	—		8,935,733
Home equity lines	1,555,852	—	39,210	—	613	(3)	1,595,675
Consumer mortgages	1,333,422	—	56,337	—	367	(3)	1,390,126
Credit cards	262,089	—	635	—	1,746	(3)	264,470
Other retail loans	606,259	—	11,648	—	580	(3)	618,487
Total retail	3,757,622	—	107,830	—	3,306		3,868,758
Total loans	$15,987,637	1,966,348	1,839,804	57,907	3,306		19,855,002

	December 31, 2011
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss(2)		Total
Investment properties	$3,443,363	778,009	328,402	7,539	—		4,557,313
1-4 family properties	977,083	269,152	361,210	11,039	—		1,618,484
Land acquisition	500,359	132,799	456,010	5,653	—		1,094,821
Total commercial real estate	4,920,805	1,179,960	1,145,622	24,231	—		7,270,618
Commercial and industrial	7,265,761	909,255	754,934	11,324	—		8,941,274
Home equity lines	1,578,938	—	39,811	—	836	(3)	1,619,585
Consumer mortgages	1,344,648	—	66,478	—	623	(3)	1,411,749
Credit cards	270,624	—	948	—	1,526	(3)	273,098
Other retail loans	562,623	—	12,349	—	503	(3)	575,475
Total retail	3,756,833	—	119,586	—	3,488		3,879,907
Total loans	$15,943,399	2,089,215	2,020,142	35,555	3,488		20,091,799

(1) Includes $774.8 million and $844.0 million of nonaccrual substandard loans at March 31, 2012 and December 31, 2011, respectively.
(2) The loans within these risk grades are on nonaccrual status.
(3) Represent amounts that were 120 days past due. Per regulatory guidance, these credits are downgraded to the loss category with an allowance for loan losses equal to the full loan amount and are charged off in the subsequent quarter.

The following table details the change in the allowance for loan losses by loan segment for the three months ended March 31, 2012 and 2011.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Three Months Ended March 31, 2012
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$249,094	184,888	54,514	47,998	536,494
Charge-offs	(52,462)	(37,426)	(15,601)	—	(105,489)
Recoveries	4,505	3,622	2,613	—	10,740
Provision for loan losses	38,837	27,116	10,094	(9,998)	66,049
Ending balance	$239,974	178,200	51,620	38,000	507,794
Ending balance: individually evaluated for impairment	$65,883	43,574	792	—	110,249
Ending balance: collectively evaluated for impairment	$174,091	134,626	50,828	38,000	397,545
Loans:
Ending balance: total loans	$7,050,511	8,935,733	3,868,758	—	19,855,002
Ending balance: individually evaluated for impairment	$819,033	389,857	45,385	—	1,254,275
Ending balance: collectively evaluated for impairment	$6,231,478	8,545,876	3,823,373	—	18,600,727

	As Of and For The Three Months Ended March 31, 2011
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$353,923	222,058	43,478	84,088	703,547
Charge-offs	(115,113)	(42,401)	(23,261)	—	(180,775)
Recoveries	6,953	4,071	2,884	—	13,908
Provision for loan losses	91,367	32,635	19,941	(2,197)	141,746
Ending balance	$337,130	216,363	43,042	81,891	678,426
Ending balance: individually evaluated for impairment	$60,173	27,642	1,695	—	89,510
Ending balance: collectively evaluated for impairment	$276,957	188,721	41,347	81,891	588,916
Loans:
Ending balance: total loans	$8,064,473	9,064,578	3,877,266	—	21,006,317
Ending balance: individually evaluated for impairment	$876,806	276,832	32,676	—	1,186,314
Ending balance: individually evaluated for impairment	$7,187,667	8,787,746	3,844,590	—	19,820,003

Below is a detailed summary of impaired loans (including accruing TDRs) as of March 31, 2012 and 2011.

Impaired Loans (including accruing TDRs)
	March 31, 2012			Three Months Ended March 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$46,379	80,130	—	54,167	—
1-4 family properties	122,449	273,323	—	122,649	—
Land acquisition	190,795	285,867	—	194,524	—
Total commercial real estate	359,623	639,320	—	371,340	—
Commercial and industrial	72,812	131,663	—	67,070	—
Home equity lines	3,575	4,743	—	3,707	—
Consumer mortgages	4,300	7,877	—	5,487	—
Other retail loans	2	4	—	491	—
Total retail	7,877	12,624	—	9,685	—
Total	$440,312	783,607	—	448,095	—
With allowance recorded
Investment properties	$203,139	203,190	22,587	213,364	1,905
1-4 family properties	143,615	144,948	22,105	157,769	1,265
Land acquisition	112,656	141,978	21,191	103,249	621
Total commercial real estate	459,410	490,116	65,883	474,382	3,791
Commercial and industrial	317,045	320,234	43,574	321,158	2,217
Home equity lines	7,231	7,231	108	7,281	56
Consumer mortgages	27,439	27,439	623	30,111	269
Other retail loans	2,838	2,838	61	2,389	14
Total retail	37,508	37,508	792	39,781	339
Total	$813,963	847,858	110,249	835,321	6,347
Total
Investment properties	$249,518	283,320	22,587	267,531	1,905
1-4 family properties	266,064	418,271	22,105	280,418	1,265
Land acquisition	303,451	427,845	21,191	297,773	621
Total commercial real estate	819,033	1,129,436	65,883	845,722	3,791
Commercial and industrial	389,857	451,897	43,574	388,228	2,217
Home equity lines	10,806	11,974	108	10,988	56
Consumer mortgages	31,739	35,316	623	35,598	269
Other retail loans	2,840	2,842	61	2,880	14
Total retail	45,385	50,132	792	49,466	339
Total impaired loans	$1,254,275	1,631,465	110,249	1,283,416	6,347

Impaired Loans (including accruing TDRs)	December 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Investment properties	$59,930	96,238	—
1-4 family properties	118,756	274,959	—
Land acquisition	196,823	295,562	—
Total commercial real estate	375,509	666,759	—
Commercial and industrial	65,357	117,468	—
Home equity lines	3,948	5,394	—
Consumer mortgages	4,970	6,293	—
Other retail loans	736	738	—
Total retail	9,654	12,425	—
Total	$450,520	796,652	—
With allowance recorded
Investment properties	$227,045	227,510	23,384
1-4 family properties	164,756	168,315	23,499
Land acquisition	102,847	118,868	17,564
Total commercial real estate	494,648	514,693	64,447
Commercial and industrial	318,942	324,623	42,596
Home equity lines	6,995	6,995	93
Consumer mortgages	34,766	32,455	2,306
Other retail loans	1,701	1,701	42
Total retail	43,462	41,151	2,441
Total	$857,052	880,467	109,484
Total
Investment properties	$286,975	323,748	23,384
1-4 family properties	283,512	443,274	23,499
Land acquisition	299,670	414,430	17,564
Total commercial real estate	870,157	1,181,452	64,447
Commercial and industrial	384,299	442,091	42,596
Home equity lines	10,943	12,389	93
Consumer mortgages	39,736	38,748	2,306
Other retail loans	2,437	2,439	42
Total retail	53,116	53,576	2,441
Total impaired loans	$1,307,572	1,677,119	109,484

The average recorded investment in impaired loans was approximately $1.17 billion for the three months ended March 31, 2011. Excluding accruing TDRs, there was no interest income recognized for the investment in impaired loans for the three months ended March 31, 2011. Interest income recognized for accruing TDRs was approximately $4.0 million for the three months ended March 31, 2011. At March 31, 2012 and March 31, 2011 all impaired loans, other than $651.2 million and $545.4 million, respectively, of accruing TDRs, were on nonaccrual status.

Effective July 1, 2011, Synovus adopted ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, with retrospective application to January 1, 2011, and has accordingly included the required disclosures below:

	Accruing TDRs With Modifications and Renewals Completed During The
	Three Months Ended March 31, 2012
(in thousands, except contract data)	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
Investment properties	14	$14,674	14,663
1-4 family properties	27	16,114	15,659
Land acquisition	16	14,523	14,319
Total commercial real estate	57	45,311	44,641
Commercial and industrial	38	24,638	24,760
Home equity lines	1	330	330
Consumer mortgages	20	2,288	2,308
Credit cards	—	—	—
Other retail loans	11	1,879	1,875
Total retail	32	4,497	4,513
Total loans	127	$74,446	73,914

	Accruing TDRs With Modifications and Renewals Completed During The
	Three Months Ended March 31, 2011
(in thousands, except contract data)	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
Investment properties	20	$75,224	75,054
1-4 family properties	11	30,534	29,045
Land acquisition	2	1,908	1,908
Total commercial real estate	33	107,666	106,007
Commercial and industrial	22	19,260	19,120
Home equity lines	7	279	282
Consumer mortgages	139	15,866	15,768
Credit cards	—	—	—
Other retail loans	15	752	749
Total retail	161	16,897	16,799
Total loans	216	$143,823	141,926

	Non-accruing TDRs With Modifications and Renewals Completed During The
	Three Months Ended March 31, 2012
(in thousands, except contract data)	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
Investment properties	—	$—	—
1-4 family properties	1	6,123	6,093
Land acquisition	1	353	312
Total commercial real estate	2	6,476	6,405
Commercial and industrial	9	9,933	9,183
Home equity lines	—	—	—
Consumer mortgages	—	—	—
Credit cards	—	—	—
Other retail loans	3	322	322
Total retail	3	322	322
Total loans	14	$16,731	15,910

	Non-accruing TDRs With Modifications and Renewals Completed During The
	Three Months Ended March 31, 2011
(in thousands, except contract data)	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
Investment properties	2	$8,646	8,646
1-4 family properties	5	4,198	3,092
Land acquisition	2	2,858	2,390
Total commercial real estate	9	15,702	14,128
Commercial and industrial	11	5,277	4,309
Home equity lines	1	35	39
Consumer mortgages	6	643	589
Credit cards	—	—	—
Other retail loans	—	—	—
Total retail	7	678	628
Total loans	27	$21,657	19,065

Concessions provided in a TDR are primarily in the form of providing a below market interest rate given the borrower's credit risk, a period of time generally less than one year with a reduction of required principal and/or interest payments (e.g., interest only for a period of time), or extension of the maturity of the loan generally for less than one year.

Insignificant periods of reduction of principal and/or interest payments, or one time deferrals of 3 months or less, are generally not considered to be financial concessions. Further, it is generally Synovus' practice not to defer principal and/or interest for more than 12 months.

Troubled Debt Restructurings Entered Within the The Previous Twelve Months That Have Subsequently Defaulted During The Three-Month Period Ended March 31, 2012(1)	Three Months Ended March 31, 2012
(in thousands, except contract data)	Number of Contracts	Recorded Investment
Investment properties	2	$2,647
1-4 family properties	1	1,989
Land acquisition	4	15,820
Total commercial real estate	7	20,456
Commercial and industrial	4	6,116
Home equity lines	—	—
Consumer mortgages	3	564
Credit cards	—	—
Other retail loans	—	—
Total retail	3	564
Total loans	14	$27,136

(1) Subsequently defaulted is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments.

Troubled Debt Restructurings Entered Within the The Previous Twelve Months That Have Subsequently Defaulted During The Three-Month Period Ended March 31, 2011(1)	Three Months Ended March 31, 2011
(in thousands, except contract data)	Number of Contracts	Recorded Investment
Investment properties	6	$7,750
1-4 family properties	4	3,718
Land acquisition	4	5,490
Total commercial real estate	14	16,958
Commercial and industrial	2	1,737
Home equity lines	—	—
Consumer mortgages	1	31
Credit cards	—	—
Other retail loans	—	—
Total retail	1	31
Total loans	17	$18,726

(1) Subsequently defaulted is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments.
If at the time that a loan was designated as a TDR the loan was not already impaired, the measurement of impairment resulting from the TDR designation changes from a general pool-level reserve to a specific loan measurement of impairment in accordance with ASC 310-10-35, Accounting By Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5, ASC 450-20, and No. 15, ASC 310-40. Generally, the change in the allowance for loan losses resulting from such TDR designation is not significant. At March 31, 2012, the allowance for loan losses allocated to accruing TDRs totaling $651.2 million was $59.1 million compared to accruing TDR's of $668.5 million with an allocated allowance for loan losses $60.7 million at December 31, 2011. Nonaccrual non-homogenous loans (commercial-type impaired loans greater than $1 million) that are designated as TDRs are individually measured for the amount of impairment, if any, both before and after the TDR designation.

Note 6 - Other Real Estate
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
The carrying value of ORE was $201.4 million and $204.2 million at March 31, 2012 and December 31, 2011, respectively. During the three months ended March 31, 2012 and 2011 $44.6 million and $65.5 million respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value. During the three months ended March 31, 2012 and 2011, Synovus recognized foreclosed real estate expense, net, of $23.0 million and $24.7 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and realized gains or losses resulting from sales transactions totaling $17.3 million and $18.6 million, for the three months ended March 31, 2012 and 2011, respectively.

Note 7 - Fair Value Accounting
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
Synovus has designated controls and processes for the determination of the fair value of financial instruments. A process has been designed to ensure there is an independent review and validation of fair values by a function independent of those entering into the transaction. This includes specific controls to ensure consistent pricing policies and procedures that incorporate verification for both market and derivative transactions . For all financial instruments where fair values are determined by reference to externally quoted prices or observable pricing inputs to models, independent price determination or validation is utilized. Where the market for a financial instrument is not active, fair value is determined using a valuation technique or pricing model. These valuation techniques and models involve a degree of estimation, the extent of which depends on the instruments' complexity and and the availability of market-based data.
The most frequently applied pricing model and valuation technique utilized by Synovus is the discounted cash flow model. Discounted cash flows determine the value by estimating the expected future cash flows from assets or liabilities discounted to their present value. Synovus may also use a relative value model to determine the fair value of a financial instrument based on the market prices of similar assets or liabilities or an option pricing model such as binomial pricing that includes probability-based techniques. Assumptions and inputs used in valuation techniques and models include benchmark interest rates, credit spreads and other inputs used in estimating discount rates, bond and equity prices, price volatilities and correlations, prepayment rates, probability of default, and loss severity upon default.
Synovus refines and modifies its valuation techniques as markets develop and as pricing for individual financial instruments become more or less readily available. While Synovus believes its valuation techniques are appropriate and consistent with other market participants, the use of different methodologies or assumptions could result in different estimates of fair value at the balance sheet date. In order to determine a reliable fair value, where appropriate, management applies valuation adjustments to the pricing information. These adjustments reflect managements' assessment of factors that market participants would consider in setting a price, to the extent that these factors have not already been included in the pricing information. Furthermore, on an ongoing basis, management assesses the appropriateness of any model used. To the extent that the price provided by internal models does not represent the fair value of the financial instrument, management makes adjustments to the model valuation to calibrate to other available pricing sources. Where unobservable inputs are used, management may determine a range of possible valuations based upon differing stress scenarios to determine the sensitivity associated with the valuation. As a final step, management considers the need for further adjustments to the modeled price to reflect how market participants would price the financial instrument.

Fair Value Hierarchy
Synovus determines the fair value of its financial instruments based on the fair value hierarchy established under ASC 820-10, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the financial instrument's fair value measurement in its entirety. There are three levels of inputs that may be used to measure fair value. The three levels of inputs of the valuation hierarchy are defined below.

Level 1
Quoted prices (unadjusted) in active markets for identical assets and liabilities for the instrument or security to be valued. Level 1 assets include equity securities as well as U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2
Observable inputs other than Level 1 quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or model-based valuation techniques for which all significant assumptions are derived principally from or corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined by using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. U.S. Government sponsored agency securities, mortgage-backed securities issued by U.S. Government sponsored enterprises and agencies, obligations of states and municipalities, collateralized mortgage obligations issued by U.S. Government sponsored enterprises, and mortgage loans held-for-sale are generally included in this category. Certain private equity investments that hold mutual fund investments that invest in publicly traded companies are also considered a Level 2 asset.

Level 3
Unobservable inputs that are supported by little if any market activity for the asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using option pricing models, discounted cash flow models and similar techniques, and may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability. These methods of valuation may result in a significant portion of the fair value being derived from unobservable assumptions that reflect Synovus' own estimates for assumptions that market participants would use in pricing the asset or liability. This category primarily includes collateral-dependent impaired loans, other real estate, certain equity investments, and certain private equity investments.

Fair Value Option
Synovus has elected the fair value option for mortgage loans held for sale primarily to ease the operational burdens required to maintain hedge accounting for these loans. Synovus is still able to achieve effective economic hedges on mortgage loans held for sale without the operational time and expense needed to manage a hedge accounting program.
Valuation Methodology by Product
Following is a description of the valuation methodologies used for the major categories of financial assets and liabilities measured at fair value.
Trading Account Assets and Investment Securities Available-for-Sale
The fair values of trading account assets and investment securities available-for-sale are primarily based on actively traded markets where prices are based on either quoted market prices or observed transactions. Management employs independent third-party pricing services to provide fair value estimates for Synovus' investment securities available for sale and trading account assets. Fair values for fixed income investment securities are typically the prices supplied by the third-party pricing service, which utilizes quoted market prices, broker/dealer quotations for identical or similar securities, and/or inputs that are observable in the market, either directly or indirectly, for substantially similar securities. Level 1 securities are typically exchange quoted prices and include financial instruments such as U.S. Treasury securities and equity securities. Level 2 and Level 3 securities are typically matrix priced by the third-party pricing service to calculate the fair value. Such fair value measurements consider observable data such as relevant broker/dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. The types of securities classified as Level 2 within the valuation hierarchy primarily consist of collateralized mortgage obligations, mortgage-backed securities, debt securities of U.S. Government-sponsored enterprises and agencies, corporate debt, and state and municipal bonds.
When there is limited activity or less transparency around inputs to valuation, Synovus develops valuations based on assumptions that are not readily observable in the marketplace; these securities are classified as Level 3 within the valuation hierarchy. The majority of the balance of Level 3 investment securities available for sale consist of trust preferred securities issued by financial institutions. Synovus also has non-marketable common equity securities and corporate bonds of small financial institutions. These securities are non-redeemable at par value and cannot be traded in the market. As such, no significant observable market data for these instruments is available. Synovus accounts for these securities in accordance with ASC 325-20, which requires these investments to be carried at cost. The corporate bonds are unrated and the trust preferred securities are all unrated floating-rate debt securities. Management currently uses a measurement technique to reflect one that utilizes credit spreads and/or credit indices available from a third-party pricing service to provide a realistic fair value measurement of the corporate sector of the investment portfolio. For each bond, management projects non-credit-adjusted cash flows and discounts those cash flows to net present value incorporating a relevant credit spread in the discount rate. Other inputs to calculating fair value include potential discounts for lack of marketability.
Management uses various validation procedures to confirm the prices received from pricing services and quotations received from dealers are reasonable. Such validation procedures include reference to relevant broker/dealer quotes or other market quotes and a review of valuations and trade activity of comparable securities. Consideration is given to the nature of the quotes (e.g., indicative or firm) and the relationship of recently evidenced market activity to the prices provided by the third-party pricing service. Further, management also employs the services of an additional independent pricing firm as a means to verify and confirm the fair values of our primary independent pricing firms.
Mortgage Loans Held for Sale
Synovus elected to apply the fair value option for mortgage loans originated with the intent to sell to investors. When quoted market prices are not available, fair value is derived from a hypothetical-securitization model used to estimate the exit price of the loans in securitization. The bid pricing convention is used for loan pricing for similar assets. The valuation model is based upon forward settlements of a pool of loans of identical coupon, maturity, product, and credit attributes. The inputs to the model are continuously updated with available market and historical data. As the loans are sold in the secondary market and predominantly used as collateral for securitizations, the valuation model represents the highest and best use of the loans in Synovus’ principal market. Mortgage loans held for sale are classified within Level 2 of the valuation hierarchy.
Private Equity Investments
Private equity investments consist primarily of equity method investments in venture capital funds which are primarily classified as Level 3 within the valuation hierarchy. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. Based on these factors, the ultimate realizable value of these investments could differ significantly from the value reflected in the accompanying consolidated financial statements. For ownership in publicly traded companies held in the funds, valuation is based on the closing market price at the balance sheet date, and the valuation of marketable securities that have market restrictions is discounted until the securities can be freely traded. The private equity investments in which Synovus holds a limited partner interest consist of funds that invest in privately held companies. For privately held companies in the funds, the general partner estimates the fair market value of the company in accordance with GAAP as clarified by ASC 820. The estimated fair market value of the company is the estimated fair value as an exit price the fund would receive if it were to sell the company in the marketplace. The fair value of the fund's underlying investments are estimated through the use of valuation models such as option pricing or a discounted cash flow model. Valuation factors such as a company's operational performance against budget or milestones, last price paid by investors-with consideration given on whether financing is provided by insiders or unrelated new investors, public market comparables, liquidity of the market, industry and economic trends, and change of management or key personnel, are used in the determination of fair value.
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
Derivative Assets and Liabilities
As part of its overall interest rate risk management activities, Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk. With the exception of one derivative contract discussed herein, Synovus' derivative financial instruments are all level 2 financial instruments. The majority of derivatives entered into by Synovus are executed over-the-counter and consist of interest rate swaps. The fair values of these derivative instruments are determined based on an internally developed model that uses readily observable market data, as quoted market prices are not available for these instruments. The valuation models and inputs depend on the type of derivative and the nature of the underlying instrument, and include interest rates, prices and indices to generate continuous yield or pricing curves, volatility factors, and customer credit related adjustments. The principal techniques used to model the value of these instruments are an income approach, discounted cash flows, Black-Scholes or binomial pricing models. The sale of TBA mortgage-backed securities for current month delivery or in the future and the purchase of option contracts of similar duration are derivatives utilized by Synovus’ mortgage subsidiary, and are valued by obtaining prices directly from dealers in the form of quotes for identical securities or options using a bid pricing convention with a spread between bid and offer quotations. Interest rate swaps, floors, caps and collars, and TBA mortgage-backed securities are classified as Level 2 within the valuation hierarchy.
Synovus' mortgage banking subsidiary enters into interest rate lock commitments to fund residential mortgage loans at specified times in the future. Interest rate lock commitments that relate to the origination of mortgage loans that will be held-for-sale are considered derivative instruments under applicable accounting guidance. As such, the Synovus records its interest rate lock commitments and forward loan sales commitments at fair value, determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, the mortgage subsidiary enters into contractual interest rate lock agreements to extend credit, if approved, at a fixed interest rate and with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within the time frames established by the mortgage company. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the mortgage subsidiary enters into best efforts forward sales contracts with third party investors. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. Both the rate lock commitments to the borrowers and the forward sales contracts to the investors that extend through to the date the loan may close are derivatives, and accordingly, are marked to fair value through earnings. In estimating the fair value of an interest rate lock commitment, the Synovus assigns a probability to the interest rate lock commitment based on an expectation that it will be exercised and the loan will be funded. The fair value of the interest rate lock commitments is derived from the fair value of related mortgage loans which is based on observable market data and includes the expected net future cash flows related to servicing of the loans. The fair value of the interest rate lock commitment is also derived from inputs that include guarantee fees negotiated with the agencies and private investors, buy-up and buy-down values provided by the agencies and private investors, and interest rate spreads for the difference between retail and wholesale mortgage rates. Management also applies fall-out ratio assumptions for those rate lock commitments for which we do not close a mortgage loan. The fall-out ratio assumptions are based on the mortgage subsidiary's historical experience, conversion ratios for similar loan commitments, and market conditions. While fall-out tendencies are not exact predictions of which loans will or will not close, historical performance review of loan-level data provides the basis for determining the appropriate hedge ratios. In addition, on a periodic basis, the mortgage subsidiary performs advanced statistical analysis of actual rate lock fall-out experience to determine the sensitivity of the mortgage pipeline to interest rate changes from the date of the commitment through loan origination, and then period end, using applicable published mortgage-backed investment security prices. The expected fall-out ratios (or conversely the "pull-through" percentages) are applied to the determined fair value of the unclosed mortgage pipeline in accordance with GAAP. Changes to the fair value of interest rate lock commitments are recognized based on interest rate changes, changes in the probability that the commitment will be exercised, and the passage of time. The fair value of the forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date. These instruments are defined as Level 2 within the valuation hierarchy.
In November 2009, Synovus sold certain Visa Class B shares to another Visa USA member financial institution. The sales price was based on the Visa stock conversion ratio in effect at the time for conversion of Visa Class B shares to Visa Class A unrestricted shares at a future date. In conjunction with the sale, Synovus entered into a derivative contract with the purchaser (the Visa derivative) which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The fair value of the Visa derivative is measured using an internal model that includes the use of probability weighted scenarios for estimates of Visa’s aggregate exposure to Covered Litigation matters, with consideration of amounts funded by Visa into its escrow account for the Covered Litigation matters. The internal model also includes estimated future fees payable to the derivative counterparty. Since this estimation process requires application of judgment in developing significant unobservable inputs used to determine the possible outcomes and the probability weighting assigned to each scenario, this derivative has been classified as Level 3 within the valuation hierarchy. See Note 11 for additional discussion on the Visa derivative.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis, as of March 31, 2012 and December 31, 2011, according to the valuation hierarchy included in ASC 820-10. For equity and debt securities, class was determined based on the nature and risks of the investments. Transfers between Levels 1 and 2 for the three months ended March 31, 2012 and the year ended December 31, 2011 were inconsequential.

	March 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	$—	7,057	—	7,057
State and municipal securities	—	3,106	—	3,106
All other residential mortgage-backed securities	—	6,111	—	6,111
Other investments	—	124	—	124
Total trading securities	—	16,398	—	16,398
Mortgage loans held for sale	—	96,837	—	96,837
Investment securities available for sale:
U.S. Treasury securities	357	—	—	357
U.S. Government agency securities	—	39,819	—	39,819
Securities issued by U.S. Government sponsored enterprises	—	643,108	—	643,108
Mortgage-backed securities issued by U.S. Government agencies	—	205,127	—	205,127
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,162,976	—	2,162,976
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	630,565	—	630,565
State and municipal securities	—	23,213	—	23,213
Equity securities	2,753	—	890	3,643
Other investments(1)	—	—	4,195	4,195
Total investment securities available for sale	3,110	3,704,808	5,085	3,713,003
Private equity investments	—	836	22,568	23,404
Mutual funds held in Rabbi Trusts	10,525	—	—	10,525
Derivative assets:
Interest rate contracts	—	75,378	—	75,378
Mortgage derivatives	—	1,672	—	1,672
Total derivative assets	—	77,050	—	77,050
Liabilities
Derivative liabilities:
Interest rate contracts	—	76,715	—	76,715
Visa derivative	—	—	1,719	1,719
Total derivative liabilities	$—	76,715	1,719	78,434

	December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total Assets Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	33	—	33
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	4,040	—	4,040
State and municipal securities	—	10	—	10
All other residential mortgage-backed securities	—	11,748	—	11,748
Other investments	—	1,035	—	1,035

Total trading securities	—	16,866	—	16,866
Mortgage loans held for sale	—	161,509	—	161,509
Investment securities available for sale:
U.S. Treasury securities	426	—	—	426
U.S. Government agency securities	—	40,493	—	40,493
Securities issued by U.S. Government sponsored enterprises	—	675,421	—	675,421
Mortgage-backed securities issued by U.S. Government agencies	—	285,753	—	285,753
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,002,006	—	2,002,006
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	651,500	—	651,500
State and municipal securities	—	25,318	—	25,318
Equity securities	2,366	—	1,393	3,759
Other investments(1)	—	—	5,449	5,449
Total investment securities available for sale	2,792	3,680,491	6,842	3,690,125
Private equity investments	—	597	21,418	22,015
Mutual funds held in Rabbi Trusts	10,353	—	—	10,353
Derivative assets:
Interest rate contracts	—	83,072	—	83,072
Mortgage derivatives	—	—	1,851	1,851
Total derivative assets	—	83,072	1,851	84,923
Liabilities
Derivative liabilities:
Interest rate contracts	—	85,534	—	85,534
Mortgage derivatives	—	1,947	—	1,947
Visa derivative	—	—	9,093	9,093
Total derivative liabilities	$—	87,481	9,093	96,574

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

Net gains (losses) from fair value changes
	For the Three Months Ended March 31,
(in thousands)	2012	2011
Mortgage loans held for sale	$(2,708)	3,103

Mortgage Loans Held for Sale
(in thousands)	As of March 31, 2012	As of December 31, 2011
Aggregate fair value	$96,837	161,509
Unpaid principal balance	95,353	157,316
Aggregate fair value less aggregate unpaid principal balance	$1,484	4,193

Changes in Level 3 Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs (Level 3) in determining the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy. The table below includes a roll-forward of the amounts on the consolidated balance sheet for the three months ended March 31, 2012 and 2011 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis. Transfers between fair value levels are recognized at the end of the reporting period in which the associated change in inputs occur. At March 31, 2012, Synovus transferred the mortgage derivative asset, which consists of interest rate lock commitments, from Level 3 to Level 2 within the fair value hierarchy, reflecting increased transparency of the inputs used to value these financial instruments, which is based on the mortgage subsidiary's historical experience, conversion ratios for similar loan commitments, and market conditions instead of previously used external industry data. Additionally, Synovus transferred assets that were classified as a Level 3 equity security to other assets to more accurately reflect the financial characteristics of the financial instrument.

	2012
(in thousands)	Investment Securities Available for Sale	Private Equity Investments		Other Derivative Liability Contracts(3)
Beginning balance, January 1, 2012	$6,842	21,418		(7,242)
Total gains (losses) realized/unrealized:
Included in earnings(1)	(450)	93		(2,979)
Unrealized gains (losses) included in other comprehensive income	(806)	—		—
Purchases	—	1,057	(2)	—
Settlements	—	—		10,353
Transfers in or (out of) Level 3	(501)	—		(1,851)
Ending balance, March 31, 2012	$5,085	22,568		(1,719)
The amount of total net gains (losses) for the three months included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities remaining at March 31, 2012	$(450)	93		(2,979)

	2011
(in thousands)	Investment Securities Available for Sale	Private Equity Investments		Other Derivative Contracts, Net(4)
Beginning balance, January 1, 2011	$10,622	47,357		(4,180)
Total gains (losses) realized/unrealized:
Included in earnings(1)	1,000	132		104
Unrealized gains (losses) included in other comprehensive income	(829)	—		—
Change from consolidated to equity method investment	—	(27,291)		—
Ending balance, March 31, 2011	$10,793	20,198		(4,076)
The amount of total net gains (losses) for the three months included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at March 31, 2011	$1,000	132		104

(1) Included in earnings as a component of other non-interest income.
(2) Represents additional capital contributed to a private equity investment fund for capital calls.
(3) Other derivative contracts represent the Visa Derivative.
(4) Other derivative contracts include the Visa Derivative and the mortgage derivatives.
Assets Measured at Fair Value on a Non-recurring Basis
From time to time, certain assets may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting or a write-down occurring during the period. For example, if the fair value of an asset in these categories falls below its cost basis, it is considered to be at fair value at the end of the period of the adjustment. In periods where there is no adjustment, the asset is generally not considered to be at fair value. The following table presents certain assets measured at fair value on a non-recurring basis for which a fair value adjustment has been recognized for the three month period ended March 31, 2012 and for the year ended December 31, 2011.

	March 31, 2012			Fair Value Adjustments for the Three Months Ended March 31, 2012
(in thousands)	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$—	—	603,036	32,807
Other loans held for sale	—	—	508	102
Other real estate	—	—	80,377	15,474
Other assets held for sale	—	—	5,508	914

	December 31, 2011			Fair Value Adjustments for the Twelve Months Ended December 31, 2011
(in thousands)	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$—	—	523,288	99,762
Other loans held for sale	—	—	2,841	1,659
Other real estate	—	—	112,164	53,876
Other assets held for sale	—	—	16,254	5,345

Impaired loans are evaluated for impairment in accordance with the provisions of ASC 310-10-35 using either a discounted cash flow methodology or the fair value of the collateral less costs to sell, if the loan is collateral-dependent. In accordance with accounting standards, the discounted cash flow analysis uses the loan's effective interest rate for discounting expected cash flow amounts. For loans measured using the estimated fair value of collateral securing these loans less costs to sell, fair value is generally determined based upon appraisals performed by a certified or licensed appraiser using inputs such as absorption rates, capitalization rates, and market comparables, adjusted for estimated selling costs. Management also considers other factors or recent developments, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management plans for disposition, which could result in adjustment to the collateral value estimates indicated in the appraisals. Estimated costs to sell are based on actual amounts for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above.
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
ORE consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans. The fair value of ORE is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. An asset that is acquired through, or in lieu of, loan foreclosures is valued at the fair value of the asset less the estimated cost to sell. The transfer at fair value results in a new cost basis for the asset. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value but not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the collateral value estimates indicated in the appraisals. Internally adjusted valuations are considered Level 3 measurements as management uses assumptions that may not be observable in the market.
Other assets held for sale consist of certain premises and equipment held for sale, including those related to the efficiency initiatives discussed in Note 3 “Restructuring Charges” herein. These assets are classified as held for sale and recorded at the lower of their amortized cost or fair value, less costs to sell, consistent with ASC 360-10. The fair value of these assets is determined primarily on the basis of appraisals or BOV, as circumstances warrant, adjusted for estimated selling costs. Both techniques engage licensed or certified professionals that use inputs such as absorption rates, capitalization rates, and market comparables; these valuations are considered Level 3 measurements since assumptions to inputs may not be observable in the market.

Quantitative Information about Level 3 Fair Value Measurements
The tables below provide an overview of the valuation techniques and significant unobservable inputs used in those techniques to measure financial instruments that are classified within Level 3 of the valuation hierarchy. The range of sensitivities that management utilized in its fair value calculations are deemed acceptable in the industry with respect to the identified financial instrument.

	March 31, 2012
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Assets measured at fair value on a recurring basis

Equity securities	$890	Individual analysis of each investment	Multiple data points, including, but not limited to evaluation of past and projected business performance	N/A

Other investments:

Corporate bonds	$1,002	Discounted cash flow	Credit spread embedded in discount rate	500-700 bps (633 bps)
			Discount for lack of marketability(a)	0-10% (0%)

Trust preferred securities	$3,193	Discounted cash flow	Credit spread embedded in discount rate	228-755 bps (565 bps)
			Discount for lack of marketability(a)	0-10% (0%)

Private equity investments	$22,568	Individual analysis of each investment
Multiple data points, including, but not limited to, recently executed financial transactions related to investee companies, evaluation of past and projected business performance, including EBITDA and revenue multiples
				N/A

Visa derivative liability	$(1,719)	Probability model	Probability-weighted potential outcomes of the Covered Litigation and the fees payable to the counterparty	$400 thousand to $3.1 million ($1.7 million)

	March 31, 2012
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Assets measured at fair value on a non-recurring basis
Impaired loans	$603,036	Third party appraised value of collateral less estimated selling costs	Appraised value	N/A
			Estimated selling costs	0% - 10% (7%)

Other loans held for sale	$508	Third party appraised value of collateral less estimated selling costs	Appraised value	N/A
			Estimated selling costs	0% - 10% (7%)

Other real estate	$80,377	Third party appraised value of collateral less estimated selling costs	Appraised value	N/A
			Estimated selling costs	0% - 10% (7%)

Other assets held for sale	$5,508	Third party appraised value of collateral less estimated selling costs or BOV	Appraised value	N/A
			Estimated selling costs	0% - 10% (7%)
(a) Represents amount used when the reporting entity has determined that market participants would take into account a discount due to marketability when pricing the investment.
Sensitivity Analysis of Level 3 Unobservable Inputs Measured on a Recurring Basis
Included in the fair value estimates of financial instruments carried at fair value on the consolidated balance sheet are those estimated in full or in part using valuation techniques based on assumptions that are not supported by market observable prices, rates, or other inputs. Unobservable inputs are assessed carefully, particularly in the ongoing recessionary current economic environment and market. However, by their very nature, unobservable inputs imply a degree of uncertainty in their valuation, as assumptions are not evidenced by prices from observable current market transactions of the same instrument and are not based on observable data.
Investment Securities Available-for-Sale
The significant unobservable inputs used in the fair value measurement of the corporate obligations in Level 3 assets are the credit spread embedded in the discount rate and the discount for lack of marketability. Generally, a change in one or more assumptions, and the degree or sensitivity of the change used, can have a meaningful impact on fair value. With regard to the corporate obligations in Level 3 assets, raising the credit spread, and raising the discount for lack of marketability assumptions will result in a lower fair value measurement.
Private Equity Investments
In the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of private equity investments, significant management judgment is required to value these investments. The significant unobservable inputs used in the fair value measurement of the private equity investment include company's operational performance against budget or milestones, last price paid by investors, with consideration given on whether financing is done by insiders or unrelated new investors, public market comparables, liquidity of the market, industry and economic trends, are used in the determination of fair value, as well as the evaluation of the revenue and/or EBIDTA historical performance and future projections for each of the individual investments in the fund. Significant increases/(decreases) in any of these inputs in isolation would result in a significantly lower(higher) fair value measurement.
Visa Derivative Liability
The fair value of the Visa derivative liability is measured using an internal model through use of probability weighted scenarios for estimates of Visa’s aggregate exposure to Covered Litigation matters, which include consideration of amounts funded by Visa into its escrow account for the Covered Litigation matters, Visa's disclosures about the Covered Litigation, and estimated future monthly fees payable to the derivative counterparty. Significant increases/(decreases) in any of these inputs in isolation would result in a significantly higher/(lower)valuation of the Visa derivative liability. Generally, a change in the amount funded by Visa into its escrow for the Covered Litigation would have a directionally similar change in the assumptions used for the discounted cash flow technique used to compute fair value.
Fair Value of Financial Instruments
The following table presents the carrying and fair values of financial instruments at March 31, 2012 and December 31, 2011. The fair value represents management’s best estimates based on a range of methodologies and assumptions. For financial instruments that are not recognized at fair value on the balance sheet, such as loans, interest bearing deposits (including brokered deposits), and long-term debt, the figures given in the notes should not be taken as an estimate of the amount that would be realized if all such financial instruments were to be settled immediately. The fair values of financial instruments include accrued interest, as applicable.
Cash and cash equivalents, interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements are repriced on a short-term basis; as such, the carrying value closely approximates fair value. Since these amounts generally relate to highly liquid assets, these are considered a Level 1 measurement.
Loans, net of unearned income are recognized at the amount of funds advanced, less charge-offs and an estimation of credit risk represented by the allowance for loan losses. The fair value estimates for disclosure purposes differentiate loans based on their financial characteristics, such as product classification, loan category, pricing features, and remaining maturity. The fair value of loans is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, mortgage, home equity, credit card, and other consumer loans. Commercial loans are further segmented into certain collateral code groupings. The fair value of the loan portfolio is calculated, in accordance with ASC 825-10-50, by discounting contractual cash flows using estimated market discount rates, which reflect the credit and interest rate risk inherent in the loan. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820-10 and generally produces a higher value than a pure exit price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is estimated using appraisals of the collateral. Collateral values are monitored and additional write-downs are recognized if it is determined that the estimated collateral values have declined further. Estimated costs to sell are based on current amounts of disposal costs for similar assets. Carrying value is considered to reflect fair value for these loans. Loans are considered a Level 3 fair value measurement.
The fair value of deposits with no stated maturity, such as non-interest bearing demand accounts, interest bearing demand deposits, money market accounts, and savings accounts, is estimated to be equal to the amount payable on demand as of that respective date. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The value of long-term relationships with depositors is not taken into account in estimating fair values. Synovus has developed long-term relationships with its customers through its deposit base and in the opinion of management, these items add significant value to Synovus. Synovus has determined that the appropriate classification for deposits is Level 2 due to the ability to reasonably measure all inputs to valuation based on observable market variables. Short-term and long-term debt is also considered a Level 2 valuation, as management relies on market prices for bonds or debt that is similar, but not identical, to the debt being valued. Short-term debt that matures within ten days is assumed to be at fair value. The fair value of other short-term and long-term debt with fixed interest rates is calculated by discounting contractual cash flows using market discount rates for bonds or debt that is similar but not identical.

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of financial instruments as of March 31, 2012 are as follows:

	March 31, 2012
(in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$485,074	485,074	485,074	—	—
Interest bearing funds with Federal Reserve Bank	1,781,002	1,781,002	1,781,002	—	—
Interest earning deposits with banks	11,963	11,963	11,963	—	—
Federal funds sold and securities purchased under resale agreements	123,676	123,676	123,676	—	—
Trading account assets	16,398	16,398	—	16,398	—
Mortgage loans held for sale	96,837	96,837	—	96,837	—
Other loans held for sale	19,610	19,610	—	—	19,610
Investment securities available for sale	3,713,003	3,713,003	3,110	3,704,808	5,085
Private equity investments	23,404	23,404	—	836	22,568
Loans, net	19,335,904	19,465,421	—	—	19,465,421
Derivative asset positions	77,050	77,050	—	77,050	—
Financial liabilities
Non-interest bearing deposits	$5,535,844	5,535,844	—	5,535,844	—
Interest bearing deposits	16,601,858	16,744,471	—	16,744,471	—
Federal funds purchased and other short-term borrowings	315,857	315,857	—	315,857	—
Long-term debt	1,351,823	1,330,933	—	1,330,933	—
Derivative liability positions	78,434	78,434	—	76,715	1,719

	December 31, 2011
(in thousands)	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	510,423	510,423
Interest bearing funds with Federal Reserve Bank	1,567,006	1,567,006
Interest earning deposits with banks	13,590	13,590
Federal funds sold and securities purchased under resale agreements	158,916	158,916
Trading account assets	16,866	16,866
Mortgage loans held for sale	161,509	161,509
Other loans held for sale	30,156	30,156
Investment securities available for sale	3,690,125	3,690,125
Private equity investments	22,015	22,015
Loans, net	19,543,319	19,621,279
Derivative asset positions	84,923	84,923
Financial liabilities
Non-interest bearing deposits	5,366,868	5,366,868
Interest bearing deposits	17,044,884	17,092,784
Federal funds purchased and other short-term borrowings	313,757	313,757
Long-term debt	1,364,727	1,302,560
Derivative liability positions	96,574	96,574

Note 8 - Derivative Instruments
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
From time to time, Synovus utilizes interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating rate interest rate payment obligations without the exchange of underlying principal amounts. As of March 31, 2012 and December 31, 2011, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk.
Cash Flow Hedges
Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of operations as a component of other non-interest income. As of March 31, 2012, there were no cash flow hedges outstanding, and therefore, no cumulative ineffectiveness.
Synovus expects to reclassify from accumulated other comprehensive income (loss) $134 thousand to pre-tax income during the next twelve months as amortization of deferred gains (losses) are recorded.
Synovus did not terminate any cash flow hedges during 2012 and 2011. The remaining unamortized deferred gain (loss) balance on all previously terminated cash flow hedges at March 31, 2012 and December 31, 2011 was $(1.8) million and $(630) thousand, respectively.
Fair Value Hedges
Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair value of various fixed rate liabilities due to changes in the benchmark interest rate, LIBOR. Synovus calculates effectiveness of the fair value hedges quarterly using regression analysis. As of March 31, 2012 , there were no fair value hedges outstanding, and therefore, no cumulative ineffectiveness. Ineffectiveness from fair value hedges is recognized in the consolidated statements of operations as a component of other non-interest income.
Synovus did not terminate any fair value hedges during 2012 or 2011. The remaining unamortized deferred gain (loss) balance on all previously terminated fair value hedges at March 31, 2012 and December 31, 2011 was $17.1 million and $21.2 million, respectively.
Customer Related Derivative Positions
Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the interest rate risk. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of March 31, 2012 and December 31, 2011, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.4 billion, a decrease of $94.7 million compared to December 31, 2011.
Visa Derivative
In conjunction with the sale of Class B shares of common stock issued by Visa to Synovus as a Visa USA member, Synovus entered into a derivative contract with the purchaser, which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The conversion ratio changes when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation, which Visa is indemnified by Visa USA members. The litigation escrow is funded by proceeds from Visa’s conversion of Class B shares. The fair value of the derivative liability is based on an estimate of Synovus’ membership proportion of Visa’s aggregate exposure to the Covered Litigation, or in effect, the future cumulative deposits to the litigation escrow for settlement of the Covered Litigation, and estimated future monthly fees payable to the derivative counterparty. See Note 11 for further discussion.
Mortgage Derivatives
Synovus originates first lien residential mortgage loans for sale to the secondary market and generally does not hold the originated loans for investment purposes. Mortgage loans are sold by Synovus for conversion into securities and the servicing of these loans is sold to a third-party servicing aggregator, or Synovus sells the mortgage loans as whole loans to investors either individually or in bulk on a servicing released basis.
At March 31, 2012 and December 31, 2011, Synovus had commitments to fund at a locked interest rate, primarily fixed-rate mortgage loans to customers in the amount of $126.3 million and $115.5 million, respectively. The fair value of these commitments at a locked interest rate resulted in an unrealized net gain of $1.7 million million and $1.4 million, for the three months ended March 31, 2012 and 2011, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of operations.
At March 31, 2012 and December 31, 2011, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $211.5 million and $202.5 million, respectively. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding commitments at a locked interest rate to originate residential mortgage loans for resale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days.
Counterparty Credit Risk and Collateral
Entering into derivative contracts potentially exposes Synovus to the risk of counterparties’ failure to fulfill their legal obligations, including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Synovus assesses the credit risk of its dealer counterparties by regularly monitoring publicly available credit rating information and other market indicators. Dealer collateral requirements are determined via risk-based policies and procedures and in accordance with existing agreements. Synovus seeks to minimize dealer credit risk by dealing with highly rated counterparties and by obtaining collateral for exposures above certain predetermined limits. Management closely monitors credit conditions within the customer swap portfolio, which management deems to be of higher risk than dealer counterparties. Collateral is secured at origination, and credit related fair value adjustments are recorded against the asset value of the derivative as deemed necessary based upon an analysis, which includes consideration of the current asset value of the swap, customer credit rating, collateral value, and customer standing with regards to its swap contractual obligations and other related matters. Such asset values fluctuate based upon changes in interest rates regardless of changes in notional amounts and changes in customer specific risk.
Collateral Contingencies
Certain derivative instruments contain provisions that require Synovus to maintain an investment grade credit rating from each of the major credit rating agencies. When Synovus’ credit rating falls below investment grade, these provisions allow the counterparties of the derivative instrument to demand immediate and ongoing full collateralization on derivative instruments in net liability positions and, for certain counterparties, request immediate termination. As Synovus’ current rating is below investment grade, Synovus is required to post collateral, as required by each agreement, against these positions. As of March 31, 2012 and December 31, 2011, collateral totaling $119.9 million and $141.0 million, respectively, consisting of cash and short-term investments has been pledged to the derivative counterparties to comply with collateral requirements.

At March 31, 2012, Synovus did not have cash flow hedges. The impact of derivative instruments on the consolidated balance sheets at March 31, 2012 and 2011 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
		March 31,			March 31,
(in thousands)	Location on Consolidated Balance Sheet	2012	2011	Location on Consolidated Balance Sheet	2012	2011
Derivatives Designated as Hedging Instruments
Interest rate contracts:
Cash flow hedges	Other assets	$—	1,095	Other liabilities	—	—
Total derivatives designated as hedging instruments		$—	1,095		—	—

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Other assets	$75,378	71,780	Other liabilities	76,715	74,726
Mortgage derivatives	Other assets	1,672	1,399	Other liabilities		555
Visa Derivative	Other assets	—	—	Other liabilities	1,719	5,475
Total derivatives not designated as hedging instruments		$77,050	73,179		78,434	80,756
Total derivatives		$77,050	74,274		78,434	80,756

The effect of the amortization of the termination of cash flow hedges on the consolidated statements of operations for the three months ended March 31, 2012 and 2011 is presented below.

	Amount of Gain		Location of	Amount of Gain
	(Loss) Recognized		Gain (Loss)	(Loss) Reclassified		Location of	Amount of Gain (Loss)
	in OCI		Reclassified	from OCI into Income		Gain (Loss)	Recognized in Income
	Effective Portion		from OCI	Effective Portion		Recognized	Ineffective Portion
	Three Months Ended March 31,		into Income	Three Months Ended March 31,		in Income	Three Months Ended March 31,
			Effective			Ineffective
(in thousands)	2012	2011	Portion	2012	2011	Portion	2012	2011
Interest rate contracts	$(638)	(1,316)	Interest Income	$497	2,588	Other Non-interest Income	$—	(11)

The effect of fair value hedges on the consolidated statements of operations for the three months ended March 31, 2012 and 2011 is presented below.

	Derivative			Hedged Item
	Location of	Amount of Gain (Loss)			Amount of Gain (Loss)
	Gain (Loss)	Recognized in Income on		Location of	Recognized in Income On
	Recognized	Derivative		Gain (Loss)	Hedged Item
	in Income	Three Months Ended March 31,		Recognized in
	on			Income on	Three Months Ended March 31,
(in thousands)	Derivative	2012	2011	Hedged Item	2012	2011
Derivatives Not Designated as Hedging Instruments
Interest rate contracts(1)	Other Non- Interest Income	$1,112	19	Other Non- Interest Income	—	—
Mortgage derivatives(2)	Mortgage Banking Income	1,768	1,333
Total		$2,880	1,352

(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(2) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans.

Note 9 - Earnings (Loss) Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted earnings (loss) per common share for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(in thousands, except per share data)	2012	2011
Basic Earnings (Loss) Per Share
Net income (loss) available to common shareholders	$21,369	(93,654)
Weighted average number of common shares	786,135	785,243
Basic earnings (loss) per share	$0.03	(0.12)

Diluted Earnings (Loss) Per Share
Net income (loss) available to common shareholders	$21,369	(93,654)

Weighted average number of common shares	786,135	785,243
Add:
Effect of diluted share based awards	2	—	(a)
Effect of tMEDS settlement	122,849	—	(a)
Weighted average number of diluted common shares	908,986	785,243
Diluted earnings (loss) per share	$0.02	(0.12)

(a) Synovus reported a net loss attributable to common shareholders for the three months ended March 31, 2011. For this period, diluted earnings per share equals basic earnings per share pursuant to ASC 260-10-45 as the effect of settling share based awards and tMEDS contracts would be anti-dilutive. For the three months ended March 31, 2012, the number of anti-dilutive shares was 28.1 million.

Note 10 - Share-based Compensation
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. At March 31, 2012, Synovus had a total of 21,573,024 shares of its authorized but unissued Common Stock reserved for future grants under the 2007 Omnibus Plan. The Plan permits grants of share-based compensation including stock options, non-vested shares, and restricted share units. The grants generally include vesting periods ranging from two to five years and contractual terms of ten years. Stock options are granted at exercise prices which equal the fair market value of a share of common stock on the grant-date. Non-vested shares and restricted share units are awarded at no cost to the recipient upon their grant. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.
Share-based Compensation Expense
Synovus’ share-based compensation costs are recorded as a component of salaries and other personnel expense in the consolidated statements of operations. Share-based compensation expense for service-based awards is recognized net of estimated forfeitures for plan participants on a straight-line basis over the vesting period. Total share-based compensation expense was $1.6 million and $833 thousand for the three months ended March 31, 2012 and 2011, respectively.
Stock Options
During the three months ended March 31, 2012, Synovus awarded 4,526,086 stock options to key employees throughout the Synovus organization. The awards contain a service-based vesting period of three years. The grant-date fair value of the awarded stock options was $1.03 determined using the Black-Scholes option pricing model. At March 31, 2012, there were 21,938,076 options to purchase shares of Synovus' common stock outstanding with a weighted average exercise price of $8.85.
Restricted Share Units
During the three months ended March 31, 2012, Synovus awarded an aggregate amount of 2,886,416 restricted share units to key employees throughout the Synovus organization. The awards contain a service-based vesting period of three years. In addition to the service vesting requirement, the vesting of certain awards made to senior management is contingent upon the repayment of its Series A Preferred Stock and achievement of profitability vesting requirements. The weighted average grant-date fair value of the awarded restricted share units was $2.05 per share. At March 31, 2012, there were 5,998,230 restricted share units outstanding with a weighted average grant-date fair value of $2.37.

Note 11 - Visa Shares and Related Agreement
Synovus is a member of the Visa USA network and received shares of Visa Class B common stock in exchange for its membership interest in Visa USA in conjunction with the public offering by the Visa IPO in 2008. Visa members have indemnification obligations with respect to the Covered Litigation. Visa Class B shares are subject to certain restrictions until the latter of March 2011 or settlement of the Covered Litigation. As of March 31, 2011, the Covered Litigation had not been settled.Visa has established a litigation escrow to fund settlement of the Covered Litigation. The litigation escrow is funded by proceeds from Visa's conversion of Class B shares.
The Visa IPO was completed in March 2008. Immediately following completion of the Visa IPO in March 2008, Visa redeemed a portion of the Class B shares of its common stock held by Visa members. Synovus recognized a pre-tax gain of $38.5 million on redemption of a portion of its Visa Class B shares. During 2008 and 2009, Synovus reduced its contingent liability for its indemnification obligations upon events of Visa's funding of litigation escrow through conversion of Class B shares as described above.
In November 2009, Synovus sold its remaining Visa Class B shares to another Visa USA member financial institution for $51.9 million and recognized a gain on sale of $51.9 million. In conjunction with the sale, Synovus entered into a derivative contract with the purchaser which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The fair value of the derivative liability of $1.7 million and $9.1 million, at March 31, 2012 and December 31, 2011, respectively, is based on an estimate of Visa's exposure to liability based upon probability-weighted potential outcomes of the Covered Litigation, and with respect to March 31, 2012 includes the present value of estimated future fees payable to the derivative counterparty.
The conversion rate from Visa Class B to Visa Class A shares changed in February 2012 in conjunction with Visa's $1.57 billion deposit to the litigation escrow in December 2011. Synovus paid a settlement of $9.9 million to the derivative counterparty in connection with the conversion rate change in the first quarter of 2012. During the three months ended March 31, 2012, Synovus increased the fair value of its derivative liability by $2.5 million and recognized a corresponding indemnification charge to earnings of $3.0 million, which included the $2.5 million increase in the fair value of the derivative liability and $466 thousand of fees payable to the derivative counterparty. Management believes that the estimate of Visa's exposure to litigation liability is adequate based on current information; however, future developments in the litigation could require potentially significant changes to the estimate.

Note 12- Income Taxes
In accordance with the applicable accounting guidance, Synovus applied an estimated annual effective tax rate to the interim consolidated pre-tax income in determining the first quarter 2012 provision for income taxes. For 2011, Synovus applied the alternative method allowed under the accounting guidance because management concluded that the alternative method was more reliable in determining the tax provision for those periods.
. The 2011 provision for the interim reporting was calculated by applying the statutory federal income tax rate to the quarter's consolidated operating income before taxes after modifications.
Synovus reported an income tax benefit of $77 thousand and $456 thousand for the three months ended March 31, 2012 and 2011, respectively. This benefit was a result of minimal state tax expense from income earned in multiple jurisdictions, offset by discrete items. Such discrete items may occur in any given year, but are not consistent from year to year.
The deferred income tax assets are periodically analyzed, based on standards in ASC 740, to determine their ability to be realized. This assessment considers all available evidence about the realization of DTA's, both positive and negative, which can be objectively verified. At March 31, 2012, Synovus' positive evidence considered in support of its use of forecasted future earnings as a source of realizing DTAs was insufficient to overcome the negative evidence associated with its pre-tax cumulative loss position. Management concluded that it is more likely than not that $2.0 million of the March 31, 2012, net DTAs will be realized under these standards as compared to $2.1 million at December 31, 2011. This determination is based on the separate entity state income tax liabilities and tax planning strategies.
A reconciliation of the beginning and ending amounts of the valuation allowance recorded against DTAs is as follows:

(in thousands)	2012	2011
Balance at January 1,	$821,429	774,961
Increase / (decrease) in valuation allowance	(4,181)	43,906
Balance at March 31,	$817,248	818,867

Synovus expects to reverse substantially all (or approximately $796 million of the current balance of $817 million) of the valuation allowance once it has demonstrated a sustainable return to profitability. While reversal of the valuation allowance is subject to considerable judgment, this event could occur at the point Synovus has significantly improved its credit quality and experienced consecutive profitable quarters coupled with a forecast of sufficient continuing profitability. This reversal could occur as a single event or over a period of time, depending upon the level of forecasted taxable income, the degree of probability related to realizing the forecasted taxable income, and the estimated risk related to credit quality. Until such event occurs, Synovus expects to record minimal to no tax expense when reporting income before taxes as reductions to the DTA valuation allowance will be recognized, offsetting current tax expense. For the three months ended March 31, 2012, Synovus' DTA valuation allowance was decreased by $4.2 million.
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

(in thousands)	2012	2011
Balance at January 1,	$5,985	6,315
Additions based on income tax positions related to current year	57	70
Additions for income tax positions of prior years	—	—
Reductions for income tax positions of prior years	(343)	(415)
Settlements	—	—
Balance at March 31,	$5,699	5,970

Accrued interest and penalties related to unrecognized income tax benefits are included as a component of income tax expense (benefit). The amount of accrued interest and penalties on unrecognized income tax benefits totaled $1.5 million and $1.4 million as of January 1 and March 31, 2012 , respectively. The total amount of unrecognized income tax benefits as of January 1 and

March 31, 2012 that, if recognized, would affect the effective income tax rate is $4.8 million and $4.6 million (net of the federal benefit on state income tax issues) respectively, which includes interest and penalties of $943 thousand and $893 thousand, respectively. Synovus expects an approximate range of $210 thousand to $4.2 million of uncertain income tax positions will be either settled or resolved during the next twelve months.

Note 13 - Legal Proceedings
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate accrual. An event is considered to be “probable” if “the future event is likely to occur.” To date, Synovus has determined that none of the legal matters, including those described below present loss contingencies that are both probable and reasonably estimable, and accordingly, Synovus has not recorded an accrual in respect of any such legal matters.
In addition, where Synovus determines that there is a reasonable possibility of a loss in respect of legal matters, including those legal matters described below, Synovus considers whether it is able to estimate the total reasonably possible loss or range of loss. An event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely.” An event is “remote” if “the chance of the event or future event occurring is more than slight” but less than reasonably possible. In many situations, Synovus may be unable to estimate reasonably possible losses due to the preliminary nature of the legal matters, as well as a variety of other factors and uncertainties. For those legal matters where Synovus is able to estimate a range of reasonably possible losses, Synovus' management currently estimates the aggregate range of reasonably possible losses is from zero to $75 million. This estimated aggregate range is based upon information currently available to Synovus, and the actual losses could prove to be higher. As there are further developments in these legal matters, Synovus will continually reassess these matters and the estimated range of reasonably possible losses may change as a result of this assessment. Based on our current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, operating results or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations and financial condition for any particular period.
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
On January 10, 2012, the United States Supreme Court issued its opinion reversing the decision of the Ninth Circuit Court of Appeals that had affirmed a denial of the defendants' motion to compel arbitration of the CROA Claims in Greenwood and remanded the case for further proceedings consistent with its opinion. As a result, it is expected that the plaintiffs will be required to submit their CROA Claims to arbitration on an individual basis and that those claims will not proceed as a class action. The District Court has certified the California UCL claims as a class action, but following the April 27, 2011 decision of the United States Supreme Court in AT&T Mobility LLC v. Concepcion that overruled prior California law limiting arbitration of class actions, defendants moved to compel arbitration of the State UCL Claims. On March 5, 2012, the District Court granted the defendants' motion to compel arbitration of the State UCL claims also. As a result, the District Court issued an Order staying all further proceedings and closing the case administratively, although the Court retained jurisdiction to enforce any arbitration award.
Securities Class Action and Related Litigation
On July 7, 2009, the City of Pompano Beach General Employees' Retirement System filed suit against Synovus, and certain of Synovus' current and former officers, in the United States District Court, Northern District of Georgia (Civil Action File No. 1 09-CV-1811) (the “Securities Class Action”) and on June 11, 2010, Lead Plaintiffs, the Labourers' Pension Fund of Central and Eastern Canada and the Sheet Metal Workers' National Pension Fund, filed an amended complaint alleging that Synovus and the named individual defendants misrepresented or failed to disclose material facts that artificially inflated Synovus' stock price in violation of the federal securities laws. Lead Plaintiffs' allegations are based on purported exposure to Synovus' lending relationship with the Sea Island Company and the impact of such alleged exposure on Synovus' financial condition. Lead Plaintiffs in the Securities Class Action seek damages in an unspecified amount. On May 19, 2011, the Court ruled that the amended complaint failed to satisfy the mandatory pleading requirements of the Private Securities Litigation Reform Act. The Court also ruled that Lead Plaintiffs would be allowed the opportunity to submit a further amended complaint. Lead Plaintiffs served their second amended complaint on June 27, 2011. Defendants filed a Motion to Dismiss that complaint on July 27, 2011. On March 22, 2012, the Court granted in part and denied in part that Motion to Dismiss and directed Defendants to file their answer to the second amended complaint by May 21, 2012. On April 19, 2012, the Defendants filed a motion requesting that the Court reconsider its March 22, 2012 order.
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
There are significant uncertainties involved in any potential class action and derivative litigation. Synovus may seek to mediate the Securities Class Action and Related Litigation in order to determine whether a reasonable settlement can be reached. In the event the Securities Class Action is not settled, Synovus and the individually named defendants collectively intend to vigorously defend themselves against the Securities Class Action and Related Litigation.
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
On January 25, 2012, Synovus Bank was named as a defendant in another putative multi-state class action relating to the manner in which Synovus Bank charges overdraft fees to customers. The case, Green et al. v. Synovus Bank, was filed in the Middle District of Georgia, Columbus Division, and asserts claims for breach of contract and breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment and money had and received for alleged injuries suffered by plaintiffs as a result of Synovus Bank's assessment of overdraft charges in connection with its POS/debit and automated-teller machine cards allegedly resulting from the sequence used to post payments to the plaintiffs' accounts. On February 14, 2012, Synovus Bank filed a motion to dismiss the complaint. On March 8, 2012, Plaintiff filed an amended complaint to add a claim under the Georgia Fair Business Practices Act. On March 22, 2012, Synovus Bank filed a motion to dismiss the amended complaint. That motion remains pending. On April 19, 2012, the Judicial Panel on Multidistrict Litigation issued a Conditional Transfer Order conditionally transferring the case to the multi-district proceeding in the Southern District of Florida. In Re; Checking Account Overdraft Litigation, MDL No. 2036. On April 20, 2012, Synovus Bank and Plaintiffs separately filed objections to the Conditional

Transfer Order.
Assertion of Overdraft Fees as Interest Litigation
Synovus Bank was also named as a defendant in a putative state-wide class action in which the plaintiffs allege that overdraft fees charged to customers constitute interest and, as such, are usurious under Georgia law. The case, Griner et. al. v. Synovus Bank, et. al. was filed in Gwinnett County State Court (state of Georgia) on July 30, 2010, and asserts claims for usury, conversion and money had and received for alleged injuries suffered by the plaintiffs as a result of Synovus Bank's assessment of overdraft charges in connection with its POS/debit and automated-teller machine cards used to access customer accounts. Plaintiffs contend that such overdraft charges constitute interest and are therefore subject to Georgia usury laws. Synovus Bank contends that such overdraft charges constitute non-interest fees and charges under both federal and Georgia law and are otherwise exempt from Georgia usury limits. On September 1, 2010, Synovus Bank removed the case to the United States District Court for the Northern District of Georgia, Atlanta Division. The plaintiffs filed a motion to remand the case to state court. On July 22, 2011, the federal court entered an order granting plaintiffs' motion to remand the case to the Gwinnett County State Court. Synovus Bank subsequently filed a motion to dismiss. On February 22, 2012, the state court entered an order denying the motion to dismiss. On March 1, 2012, the state court signed and entered a certificate of immediate review thereby permitting Synovus Bank to petition the Georgia Court of Appeals for a discretionary appeal of the denial of the motion to dismiss. On March 12, 2012, Synovus Bank filed its application for interlocutory appeal with the Georgia Court of Appeals. On April 3, 2012, the Georgia Court of Appeals granted Synovus Bank's application for interlocutory appeal of the state court's order denying Synovus Bank's motion to dismiss. The case remains pending on appeal.
SEC Informal Inquiry
Synovus previously received a letter from the SEC Atlanta regional office, dated December 15, 2009, informing Synovus that it was conducting an informal inquiry “to determine whether any person or entity has violated the federal securities laws.” In a letter dated April 30, 2012, the SEC notified Synovus that the informal inquiry has been closed.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Report, the words “Synovus,” “the Company,” “we,” “us,” and “our” refer to Synovus Financial Corp. together with Synovus Bank and Synovus' other wholly-owned subsidiaries, except where the context requires otherwise.
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

(13)
the risk that we could have an “ownership change” under Section 382 of the IRC, which could impair our ability to timely and fully utilize our net operating losses and built-in losses that may exist when such “ownership change” occurs;

(14)
the impact of our continued participation in the TARP and the CPP, including the impact on compensation and other restrictions imposed under TARP which affect our ability to attract, retain, and compensate talented executives and other employees and the impact of actions that we may be required to take to exit from the CPP and repay the outstanding Series A preferred stock issued under the CPP;

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

(21)	the effects of any damages to Synovus' reputation resulting from developments related to any of the items identified above; and

(22)
other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part I - Item 1A.- Risk Factors" of Synovus' 2011 Form 10-K.

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Risk Factors” and other information contained in Synovus’ 2011 Form 10-K and other periodic filings, including this Report and other quarterly reports on Form 10-Q and current reports on Form 8-K, that Synovus files with the SEC. All written or oral forward-looking statements that are made by or are attributable to Synovus are expressly qualified by this cautionary notice. Undue reliance on any forward-looking statements should not be placed given that those statements speak only as of the date on which the statements are made. Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of new information or unanticipated events, except as may otherwise be required by law.

Executive Summary
Synovus Financial Corp. is a diversified financial services company and a registered financial holding company headquartered in Columbus, Georgia. Synovus provides integrated financial services including commercial and retail banking, financial management, insurance, and mortgage services to its customers through 30 locally-branded banking divisions of its wholly-owned subsidiary bank, Synovus Bank, and other offices in Georgia, Alabama, South Carolina, Florida, and Tennessee.
The following financial review summarizes the significant trends affecting Synovus’ results of operations and financial condition for the three months ended March 31, 2012. This discussion supplements, and should be read in conjunction with, the unaudited consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ 2011 Form 10-K.
Economic Overview
The economic recovery in the United States continued during the first quarter of 2012, in spite of continued elevated levels of uncertainty related to employment and real estate values. The Bureau of Economic Analysis advance estimate released in April indicates that real GDP increased at an annualized rate of 2.2% in the first quarter of 2012, as compared to 3.0% in the fourth quarter of 2011, and 2.5% in the third quarter of 2011. Additionally, job creation increased as employers added 635,000 jobs in the first quarter of 2012, compared to 492,000 jobs added in the fourth quarter of 2011. The average unemployment rate for the first quarter of 2012 decreased to 8.3% from the fourth quarter 2011 average of 8.7%.
The Federal Reserve's continued commitment to hold interest rates stable for the next two years is potentially indicating it is more concerned with sustaining recovery than with the risk of inflation. Residential mortgage foreclosure and delinquency rates have declined over the past year throughout the financial services industry, but remain at elevated levels compared to historical periods.
The Mortgage Bankers Association reported that the percentage of mortgage loans in the process of foreclosure to total mortgage loans decreased to 4.38% during the fourth quarter of 2011 from 4.43% in the third quarter of 2011, and from 4.64% in the fourth quarter of 2010. The delinquency rate for one-to-four-unit residential property mortgage loans decreased to 7.58% of all loans outstanding as of the end of the fourth quarter of 2011. This was an decrease of 41 bps from the third quarter of 2011 and a decrease of 67 bps from the fourth quarter of 2010.
Consumer confidence continues to reflect volatility from the continued uncertainties in the national and global economies; the consumer confidence index stands at 71.6 for March 2012 as compared to 55.2 for December 2011 and 46.4 in September 2011.
Overview of First Quarter 2012 Financial Results
Synovus reported net income available to common shareholders of $21.4 million for the three months ended March 31, 2012, as compared to net income available to common shareholders of $12.8 million for the three months ended December 31, 2011, and a net loss attributable to common shareholders of $(93.7) million for the three months ended March 31, 2011. Net income per diluted common share was $0.02$0.00for the three months ended March 31, 2012 as compared to net income per diluted common share of $0.01 for the three months ended December 31, 2011 and a net loss per diluted common share of $(0.12) for the three months ended March 31, 2011.
The improvement for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 is primarily due to an $86.2 million decline in credit costs. The first quarter 2012 results include net investment securities gains of $20.1 million compared to $10.3 million in the fourth quarter of 2011 and $1.4 million in the first quarter of 2011.
Although credit costs, charge-offs, and non-performing asset levels remain elevated, overall credit metrics continued to improve during the first quarter of 2012. Total credit costs were $90.9 million for the three months ended March 31, 2012 compared to $90.5 million during the three months ended December 31, 2011, and down $86.2 million, or 48.7%, from the same period a year ago. Net charge-offs of $94.7 million for the first quarter of 2012 decreased $18.7 million, or 16.5%, compared to the fourth quarter of 2011 and decreased $72.1 million, or 43.2%, from the first quarter of 2011. NPL inflows were $139.6 million during the first quarter of 2012 compared to $189.2 million in the fourth quarter of 2011 and $306.5 million in the first quarter of 2011. Distressed asset sales were approximately $135 million during the first quarter of 2012, compared to approximately $147 million in the fourth quarter of 2011 and approximately $192 million in the first quarter of 2011. Total non-performing assets declined 5.5% from $1.12 billion at December 31, 2011 to $1.06 billion at March 31, 2012, representing the eighth consecutive quarterly decline. Compared to March 31, 2011, total non-performing assets were down $219.7 million, or 17.2%. Past due accruing loans remained at favorable levels with total loans past due and still accruing interest of 0.73% and loans 90 days past due and still accruing interest of 0.04% at March 31, 2012 compared to loans 90 days past due and still accruing interest of 0.07% at December 31, 2011 and 0.05% at March 31, 2011.
Commercial real estate represented the majority of both the provision for losses on loans and loan charge-offs for the first three months of 2012 and 2011. Provision for losses on loans attributable to the commercial real estate portfolio was $38.8 million, or 58.8% of the total provision for losses on loans for the first three months of 2012, while net charge-offs attributable to this portfolio were $48.0 million, or 50.6% of total net charge-offs. Provision for losses on loans attributable to the commercial and industrial portfolio was $27.1 million, or 41.1% of the total expense, for the first three months of 2012, while net charge-offs attributable to this portfolio were $33.8 million, or 35.7% of total net charge-offs.
Pre-tax, pre-credit costs income (which excludes provision for losses on loans, other credit costs, restructuring charges, net investment securities gains, and certain other items) was $110.6 million for the first quarter of 2012 representing a decrease of $3.2 million, or 2.8%, from the fourth quarter of 2011 and a decrease of $10.0 million, or 8.3%, from the first quarter of 2011. See reconciliation of "Non-GAAP Financial Measures" in this Report. As compared to the fourth quarter of 2011, the decrease in pre-tax, pre-credit costs income was driven by a $6.2 million decrease in net interest income, partially offset by a $2.1 million decrease in core expenses. The decline from the first quarter of 2011 was driven by a $16.5 million decrease in net-interest income partially offset by a $5.2 million decrease in core expenses. The decline in net interest income is largely driven by the decrease in average loan balances.
The net interest margin increased 3 bps to 3.55% in the first quarter of 2012 compared to 3.52% for the fourth quarter of 2011 and the first quarter of 2011 due to a continuing decline in funding costs and lower negative impact of non-performing loans. On a sequential quarter basis, a 4 basis point decrease in the effective cost of funds was partially offset by a one basis point decline in the yield on earning assets. Earning asset yields during the first quarter of 2012 decreased 20 bps compared to the first quarter of 2011, and the effective cost of funds decreased 23 bps as economic uncertainty has resulted in a sustained period of low interest rates.
Total loans were $19.84 billion at March 31, 2012, a decline of $236.1 million from December 31, 2011, compared to a $22.3 million decline in fourth quarter of 2011 and a $588.3 million decrease in the first quarter of 2011. The net sequential quarter loan decline, excluding the impact of loan sales, transfers to loans held-for-sale, charge-offs, and foreclosures, was approximately $25 million for the first quarter of 2012, compared to an increase of approximately $167 million during the fourth quarter of 2011 and a decline of approximately $238 million during the first quarter of 2011.
Total deposits were $22.1 billion at March 31, 2012, down $274.1 million from the previous quarter due primarily to planned reductions in brokered deposits and time deposits. Total core deposits were $20.7 billion at March 31, 2012, up $102.4 million compared to December 31, 2011, driven by increases in demand deposits and money market funds, and a decline in time deposits. Non-interest bearing demand deposits were up $169.0 million, or 12.7% (annualized) from December 31, 2011, and up $837.3 million, or 17.8% from March 31, 2011. See reconciliation of "Non-GAAP Financial Measures" in this Report.
Total shareholders' equity was $2.82 billion at March 31, 2012 compared to $2.83 billion at December 31, 2011. Synovus continues to actively monitor evolving industry capital standards, and changes in regulatory standards and requirements. As part of its ongoing management of capital, Synovus will continue to monitor its capital position and identify, consider, and pursue additional strategies to bolster its capital position as deemed necessary.
Liquidity is another important consideration in assessing Synovus' financial strength. Synovus expects to maintain a significant liquidity cushion primarily in the form of interest bearing funds with the Federal Reserve Bank and unencumbered investment securities.

Financial Performance Summary
A summary of Synovus’ financial performance for the three months ended March 31, 2012 and 2011, is set forth in the table below.

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2012		2011	Change
Net Interest income	$220,959		237,434	(6.9)%
Provision for loan losses	66,049		141,746	(53.4)
Non-interest income	84,139		64,164	31.1
Non-interest expense	203,133		239,716	(15.3)
Core Expenses (1)	174,447		179,631	(2.9)
Income (loss) before income taxes	35,916		(79,864)	nm
Pre-tax, pre-credit costs income (1)	110,568	121,963	120,547	(8.3)
Net income (loss) available to controlling interest	35,993		(79,188)	nm
Net income (loss) available to common shareholders	21,369		(93,654)	nm
Earnings per common share:
Net Income (loss) available to common shareholders, basic	0.03		(0.12)	nm
Net income (loss) available to common shareholders, diluted	$0.02		(0.12)	nm

	March 31, 2012		December 31, 2011	Sequential Quarter Change
(dollars in thousands, except per share data)
Loans, net of deferred fees and costs	$19,843,698		20,079,813	(1.2)%
Total deposits	22,137,702		22,411,752	(1.2)
Core deposits (1)	20,730,993		20,628,578	0.5
Core deposits excluding time deposits (1)	16,428,701		16,037,414	2.4

Net interest margin	3.55%		3.52	3 bps
Non-performing assets ratio	5.26		5.50	(24)
Past dues over 90 days	0.04		0.07	(3)
Net charge-off ratio	1.90		2.26	(36)

Tier 1 capital	$2,799,794		2,780,774	0.7%
Tier 1 common equity	1,840,997		1,824,493	0.9
Total risk-based capital	3,518,230		3,544,089	(0.7)
Tier 1 capital ratio	13.19%		12.94	25 bps
Tier 1 common equity ratio	8.67		8.49	18
Total risk-based capital ratio	16.57		16.49	8
Total shareholders’ equity to total assets ratio (2)	10.43		10.41	2
Tangible common equity to tangible assets ratio (1)	6.81		6.81	—

Tangible common equity to risk-weighted assets ratio (1)	8.67	8.60	7
Tangible book value per common share (1)(3) (4)	2.01	2.02	(0.5)%

	March 31, 2012	March 31, 2011	Year Over Year Change
(dollars in thousands, except per share data)
Loans, net of deferred fees and costs	$19,843,698	20,997,422	(5.5)%
Total deposits	22,137,702	23,205,879	(4.6)
Core deposits (1)	20,730,993	20,227,264	2.5
Core deposits excluding time deposits (1)	16,428,701	15,019,895	9.4

Net interest margin	3.55	3.52	3 bps
Non-performing assets ratio	5.26	5.97	71
Past due over 90 days	0.04	0.05	(1)
Net charge-off ratio	1.90	3.12	(122)

Tier 1 capital	$2,799,794	2,812,101	(0.4)%
Tier 1 common equity	1,840,997	1,863,141	(1.2)
Total risk-based capital	3,518,230	3,591,466	(2.0)
Tier 1 capital ratio	13.19%	12.78	41 bps
Tier 1 common equity ratio	8.67	8.47	20
Total risk-based capital ratio	16.57	16.32	25
Total shareholders’ equity to total assets ratio (2)	10.43	10.05	38
Tangible common equity to tangible assets ratio (1)	6.81	6.66	15
Tangible common equity to risk-weighted assets ratio (1)	8.67	8.67	—
Tangible book value per common share (1)(3) (4)	2.01	2.10	(4.3)%

(1)	See reconciliation of “Non-GAAP Financial Measures” in this Report.

(2)	Total shareholders’ equity divided by total assets.

(3)	Excludes the carrying value of goodwill and other intangible assets from common equity and total assets.

(4)	Equity and common shares exclude impact of unexercised tangible equity units (tMEDS).
nm = not meaningful

Critical Accounting Policies
The accounting and financial reporting policies of Synovus conform to GAAP and to general practices within the banking and financial services industries. Synovus has identified certain of its accounting policies as “critical accounting policies.” In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee, including the development, selection, and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ unaudited interim consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are applied in the application of these policies. All accounting policies described in Note 1 ("Summary of Significant Accounting Policies") in our 2011 Annual Report on Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. Synovus made no significant changes in its critical accounting policies and significant estimates from those disclosed in the 2011 Annual Report on Form 10-K.

Changes in Financial Condition
During the three months ended March 31, 2012, total assets decreased by $98.1 million, or 0.4%, from December 31, 2011 to $27.06 billion. The principal components of this decrease were a $207.4 million decrease in loans, net of deferred fees and costs and the allowance for loan losses, and a $64.7 million decrease in mortgage loans held for sale. These decreases were partially offset by a $214.0 million increase in interest bearing funds with the Federal Reserve Bank. The decrease in net loans is primarily due to charge-offs, sales of distressed loans, and principal reductions/pay offs. The increase in interest bearing funds with the Federal Reserve Bank is primarily due to decreases in loan balances.
Other Loans Held for Sale

During the three months ended March 31, 2012 and 2011, Synovus transferred loans with a carrying value immediately preceding the transfer totaling $123.8 million and $231.4 million, respectively, to other loans held for sale. Synovus recognized charge-offs upon transfer on these loans totaling $29.3 million and $67.0 million for the three months ended March 31, 2012 and 2011, respectively. These charge-offs which resulted in a new cost basis of $94.6 million and $164.4 million, respectively, for the loans transferred during the three months ended March 31, 2012 and 2011 were based on the fair value, less estimated costs to sell, of the loans at the time of transfer.

Goodwill
At March 31, 2012, goodwill had a carrying value of $24.4 million. The goodwill is associated with two financial management services reporting units; $19.9 million of the goodwill is attributable to a reporting unit that is a provider of investment advisory services. We test goodwill for impairment annually, as of June 30, require using a two-step process that begins with an estimation of the fair value of each reporting unit. Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. Goodwill is also tested for impairment on an interim basis as events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is also applied in determining the weightings that are most representative of fair value. The assumptions used in the goodwill impairment assessment and the application of these estimates and assumptions are discussed below.
The first step (Step 1) of impairment testing requires a comparison of each reporting unit's fair value to the carrying fair value to identify potential impairment. At June 30, 2011, we completed the most recent annual goodwill impairment evaluation. The result of the Step 1 process indicated that goodwill at the investment advisory services reporting unit was not impaired, as the fair value of the reporting unit exceeded the respective estimated carrying value; therefore no further testing was required. The estimated fair value of this reporting unit using a weighted approach (income and market approach evenly weighted) was $25.4 million, which exceeded the carrying value of $21.9 million by $3.9 million, or 18%. The key assumptions that drive the fair value of this reporting unit are projected revenue growth, projected EBITDA margin, projected growth in assets under management, and the discount rate. The projected revenue growth incorporates the new business that this reporting unit is expecting to add through its recent partnerships with national platforms, as well as a long-term average of movement in AUM related to equity and fixed income market returns. Additionally, the projected EBITDA margin increases are based on the assumption that the current business platform is very scalable and future increases in AUM/revenue will require minimal incremental expenditures.
Changes in the aforementioned assumptions, including a lower rate of revenue growth than expected and a lower than projected EBITDA margin improvement, could have a negative effect on the fair value of this reporting unit, which in turn could result in an impairment charge to goodwill in future periods.

Other Real Estate
The carrying value of ORE was $201.4 million and $204.2 million at March 31, 2012 and December 31, 2011, respectively. During the three months ended March 31, 2012 and 2011, $44.6 million and $65.5 million, respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value. During the three months ended March 31, 2012 and 2011, Synovus recognized foreclosed real estate expense, net, of $23.0 million and $24.7 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and net realized losses resulting from sales transactions totaling $17.3 million and $18.6 million for the three months ended March 31, 2012 and 2011, respectively.
ORE is reported at the lower of cost or fair value less estimated selling costs determined on the basis of current appraisals, as well as the re-evaluation of fair value performed on a quarterly basis, including review of comparable sales, and other estimates of fair value obtained principally from independent sources, changes in absorption rates or market conditions from the time of the latest appraisal received, or previous re-evaluation performed, and anticipated sales values considering management's plans for disposition. Additionally, as of March 31, 2012, the ORE carrying value of $201.4 million reflects cumulative write-downs totaling approximately $300 million, or 59% of the related loans' unpaid principal balance.
It is Synovus' objective to dispose of ORE properties in a timely manner and to maximize net sale proceeds. Synovus has a centralized managed assets division, with the specialized skill set to facilitate this objective. While there is not a defined timeline for their sale, ORE properties are actively marketed through unaffiliated third parties, including real estate brokers and real estate auctioneers. Sales are made on an opportunistic basis, as acceptable buyers and terms are identified. In addition, Synovus also sells ORE properties in bulk asset sales to unaffiliated third parties. In some cases, Synovus is approached by potential buyers of ORE properties or Synovus may contact independent third parties who we believe might have an interest in an ORE property.

Loans
The following table compares the composition of the loan portfolio at March 31, 2012, December 31, 2011, and March 31, 2011.

	Total Loans			Total Loans
(dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2012 vs. December 31, 2011 % Change(1)	March 31, 2011	March 31, 2012 vs. March 31, 2011 % Change
Investment properties	$4,446,808	4,557,313	(9.8)%	$4,913,563	(9.5)%
1-4 family properties	1,554,156	1,618,484	(16.0)	1,954,600	(20.5)
Land acquisition	1,049,547	1,094,821	(16.6)	1,196,310	(12.3)
Total commercial real estate	7,050,511	7,270,618	(12.2)	8,064,473	(12.6)
Commercial and industrial	8,935,733	8,941,274	(0.2)	9,064,578	(1.4)
Home equity lines	1,595,675	1,619,585	(5.9)	1,617,842	(1.4)
Consumer mortgages	1,390,126	1,411,749	(6.2)	1,453,568	(4.4)
Credit cards	264,470	273,098	(12.7)	272,519	(3.0)
Other retail loans	618,487	575,475	29.9	533,337	16.0
Total retail	3,868,758	3,879,907	(1.2)	3,877,266	(0.2)
Total loans	19,855,002	20,091,799	(4.7)	21,006,317	(5.5)
Deferred fees and costs, net	(11,304)	(11,986)	(22.9)	(8,895)	27.1
Total loans, net of deferred fees and costs	$19,843,698	20,079,813	(4.7)	$20,997,422	(5.5)%

(1)	Percent changes are annualized

(2)	Loan balances in each category expressed as a percentage of total loans, net of deferred fees and costs.
At March 31, 2012, total loans outstanding were $19.84 billion, a decrease of $1.16 billion, or 5.5%, compared to March 31, 2011. On a sequential quarter basis, total loans outstanding declined by $236.1 million, or 4.7% annualized, driven by a $220.1 million decline in CRE loans. Excluding the impact of loan sales, charge-offs, foreclosures, and transfers to loans held for sale, total loans declined by approximately $25 million during the first quarter of 2012, compared to a sequential quarter increase of approximately $167 million during the fourth quarter of 2011, and a sequential quarter decline of approximately $238 million during the first quarter of 2011.  The first quarter of 2012 reflected the expected downward pressure on loan balances.   Synovus expects that loan growth will occur during the second half of 2012. The loan portfolio mix continued to improve during the quarter; commercial and industrial and retail loans combined now represent 65% of total loans as of March 31, 2012, as compared to 64% as of December 31, 2011 and 62% as of March 31, 2011.
Commercial Loans
Total commercial loans at March 31, 2012 were $15.99 billion or 80.6% of the total loan portfolio compared to $16.21 billion or 80.7% at December 31, 2011 and $17.13 billion or 81.6% at March 31, 2011. The commercial and industrial loan portfolio represents the largest category of Synovus' total loan portfolio. The commercial and industrial loan portfolio is currently concentrated on small to middle market commercial and industrial lending disbursed throughout a diverse group of industries in the Southeast, including health care, finance and insurance, manufacturing, construction, real estate leasing and retail trade. The portfolio is relationship focused and, as a result, Synovus' lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. Commercial and industrial loans are primarily originated through Synovus' local market banking divisions and made to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. In accordance with Synovus' uniform lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. Approximately 93% of Synovus' commercial and industrial loans are secured by real estate, business equipment, inventory, and other types of collateral. Total commercial and industrial loans at March 31, 2012 were $8.94 billion, or 45.0% of the total loan portfolio compared to $8.94 billion, or 44.5% of the total loan portfolio at December 31, 2011.
At March 31, 2012, $3.81 billion of the total commercial and industrial loans, or 19.2% of the total loan portfolio, represented loans for the purpose of financing owner-occupied properties. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the real estate. These loans are predominately secured by owner-occupied properties and other real estate. Other types of collateral securing these loans consist primarily of marketable equipment, marketable inventory, accounts receivable, equity and debt securities, and time deposits.
Commercial and industrial lending is a key component of Synovus' growth strategy. Synovus has actively invested in additional expertise, product offerings, and product quality to provide its commercial and industrial clients with increased and enhanced product offerings and customer service. Synovus has formed a senior housing group to focus on building relationships in the commercial banking segment that include Alzheimer's, convalescent, and assisted-living care facilities, as well as nursing homes. In addition, Synovus has expanded its treasury management group and large corporate banking initiative as part of an overall commercial banking strategy to provide lending solutions and to connect more commercial banking customers with Synovus' full suite of specialized commercial banking products and services that include private banking, treasury management, asset-based lending, insurance, and wealth management in an effort to strengthen, diversify, and drive growth in Synovus' commercial and industrial loan portfolio.
Commercial real estate loans consist of investment property loans, 1-4 family property loans, and land acquisition loans. Commercial real estate loans are primarily originated through Synovus' local market banking divisions. These loans are subject to the same uniform lending policies referenced above. Total commercial real estate loans, which represent 35.5% of the total loan portfolio at March 31, 2012, were $7.05 billion, a decline of $220.1 million or 12.2% annualized from December 31, 2011 and a decline of $1.01 billion or 12.6% from March 31, 2011.
Investment property loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses, and other commercial development properties. Synovus' investment property portfolio is well diversified with no concentration by property type, geography (other than the fact that most of these loans are in Synovus' primary market areas of Georgia, Alabama, Tennessee, South Carolina, and Florida), or tenants. These loans are generally recourse in nature with short-term maturities (three years or less) allowing for restructuring opportunities that reduce Synovus' overall risk exposure. The investment property loans are primarily secured by the property being financed by the loans; however, they may also be secured by real estate or other assets beyond the property being financed. Investment property loans are subject to the same uniform lending policies referenced above, although such loans have been underwritten with stressed interest rates and vacancies. In addition, in early 2008, Synovus placed restrictions on both hotel and shopping center lending to prevent problem loans in these depressed sectors from spreading. These lending restrictions remain in place today. Synovus completes quarterly reviews of all investment property loans of $1 million or more in order to more closely monitor the performance of the portfolio. Total investment property loans as of March 31, 2012 were $4.45 billion, or 63.1% of the total commercial real estate loan portfolio and 22.4% of the total loan portfolio compared to $4.56 billion or 62.7% of the total commercial real estate loan portfolio, and 22.7% of the total loan portfolio at December 31, 2011.
1-4 family properties loans include construction loans to homebuilders, commercial mortgage loans to real estate investors, and residential development loans to developers and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. These loans are subject to the same uniform lending policies referenced above. Additionally, underwriting standards for these types of loans include stricter approval requirements as well as more stringent underwriting standards than current regulatory guidelines. Construction and residential development loans are interest-only loans and typically have maturities of three years or less, and 1-4 family rental properties have maturities of three to five years, with amortization periods of up to fifteen to twenty years. Given the recent turmoil in the housing and real estate markets, including falling real estate prices, uncertain markets and high levels of foreclosures, Synovus has actively and successfully reduced its exposure to these types of loans, including its exposure to the Atlanta market. At March 31, 2012, these loans totaled $1.55 billion, or 22.0% of the total commercial real estate portfolio and 7.8% of the total loan portfolio compared to $1.62 billion, or 22.3% of the total commercial real estate portfolio and 8.1% of the total loan portfolio at December 31, 2011.
Total residential C&D loans (consisting of 1-4 family construction loans and residential development loans) were $598.3 million at March 31, 2012, a decline of 6.8% from December 31, 2011 and a decline of 30.7% from March 31, 2011. The decline was primarily driven by charge-offs and sales of distressed loans; additionally, Synovus is not actively seeking to originate these types of loans.
Land acquisition loans are secured by land held for future development, typically in excess of one year. They have short-term maturities and are typically unamortized. These properties are substantially within the Synovus footprint and generally carry personal guarantees from the principals. They are underwritten based on the loan to value of the collateral and the capacity of the guarantor(s). This portfolio increased during the recession as land loans originally planned for development moved back into inventory for future development. These loans are generally subject to the same uniform lending policies referenced above, and the maximum loan-to-value limit at the time of origination or refinancing is aligned with regulatory requirements. Total land acquisition loans were $1.05 billion at March 31, 2012, or 5.3% of the total loan portfolio, a decline of 16.6% annualized from

December 31, 2011 and a decline of 12.3% from March 31, 2011. Synovus' combined exposure on performing residential C & D and land acquisition loans has declined $78.8 million or 23.2% annualized from December 31, 2011.
.

	March 31, 2012
(dollars in thousands)	Residential C&D and Land Acquisition Total Loans	% of Total Residential C&D and Land Acquisition Portfolio
Georgia(1)	$897,027	54.4%
Florida	209,599	12.7%
South Carolina	302,806	18.4%
Tennessee	28,540	1.8%
Alabama	209,911	12.7%
Total	$1,647,883	100.0%
(1) Atlanta represents $374,178 or 22.7%
At March 31, 2012 and December 31, 2011, Synovus had 24 and 26 commercial loan relationships, respectively, with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at March 31, 2012 and December 31, 2011 was approximately $68 million and $67 million, respectively.
Retail Loans
The retail loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, HELOC, credit card loans, automobile loans, small business loans, and other retail loans. These various types of secured and unsecured retail loans are marketed to qualifying existing clients and to other creditworthy candidates in Synovus' market area. The majority of Synovus' retail loans are consumer mortgages and home equity lines secured by first and second liens on residential real estate primarily located in the markets served by Synovus in Georgia, Florida, South Carolina, Alabama, and Tennessee. In accordance with Synovus' uniform lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight that is proportional to the size and complexity of the lending relationship. Retail loans are subject to the same uniform lending policies referenced above and consist primarily of loans with strong borrower credit scores (most recently measured January 24, 2012 weighted-average FICO scores within the residential real estate portfolio were 751 for HELOC and 736 for Consumer Mortgages), conservative debt-to-income ratios (average debt to income ratio of loans approved in the first quarter of 2012 was 27.3%), utilization rates (total amount outstanding as a percentage of total available lines) of 61.3% and 61.5% at March 31, 2012 and 2011, respectively, and loan-to-value ratios based upon prudent guidelines to ensure consistency with Synovus' overall risk philosophy. Apart from credit card loans and unsecured loans, Synovus does not originate loans with LTV ratios greater than 100% at origination except for infrequent situations provided that certain underwriting requirements are met. Additionally, at origination, loan maturities are determined based on the borrower's ability to repay (cash flow or earning power of the borrower that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions.
Risk levels 1-6 (descending) are assigned based upon risk scores and are considered “pass” ratings. The retail loan portfolio is sent to a consumer credit reporting agency for an update of customers' credit scores at least annually to determine ongoing consistency or negative migration in the quality of the portfolio. As part of the most recent credit score update (completed in the first quarter of 2012) based upon loans outstanding as of December 31, 2011), revolving lines of credit were reviewed for a material change in financial circumstances and suspended for further advances when warranted.
Sub-prime loans are not a part of the retail lending strategy, and Synovus does not currently develop or offer specific sub-prime, alt-A, no documentation or stated income retail residential real estate loan products. Synovus estimates that, as of March 31, 2012, it has $142.8 million of retail residential real estate loans (4.8% of said portfolio and 0.7% of the total loan portfolio) with FICO scores at origination that were below Fannie Mae and Freddie Mac eligibility thresholds which could be considered sub-prime. While FICO scores are one key indicator of credit risk, Synovus makes retail residential real estate lending decisions based upon a number of key credit risk determinants including FICO scores as well as bankruptcy predictor scores, loan-to-value, and debt-to-income ratios. Through its mortgage subsidiary, Synovus previously originated Fannie Mae alt-A loans with the intent to sell these loans into the secondary market. Synovus no longer originates such loans and as of March 31, 2012 has $1.2 million of such loans remaining on its balance sheet.

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
Retail loans at March 31, 2012 totaled $3.87 billion, representing 19.5% of the total loan portfolio compared to $3.88 billion, or19.3% of total loan portfolio at December 31, 2011 and $3.88, billion or 18.5% of the total loan portfolio at March 31, 2011. Total retail loans declined at an annualized rate of 1.2% compared to December 31, 2011 and decreased by 0.2% compared to March 31, 2011, led principally by declines in consumer mortgages and home equity lines of credit.
The most recently measured weighted average FICO scores within the retail residential real estate portfolio were 751 (HELOC) and 736 (consumer mortgages). FICO scores within the retail residential real estate portfolio have remained stable since 2007. Total past dues within the retail residential real estate portfolio as of March 31, 2012 were 0.76% (HELOCS) and 1.8% (consumer mortgages) compared to 0.84% (HELOC) and 2.01% (consumer mortgages) at December 31, 2011.
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
For credits that are not on impaired status, Synovus generally obtains a third-party appraisal of the value of the real estate collateral prior to each loan renewal. Additionally, if conditions warrant (e.g., loans that are not considered impaired but exhibit a higher or potentially higher risk), Synovus engages a third party to reappraise the value of the collateral on a more frequent basis. Examples of circumstances that could warrant a new appraisal on an existing performing credit include instances in which local market conditions where real estate collateral is located have deteriorated, the collateral has experienced damage (fire, wind damage, etc.), the lease or sell-out of the collateral has not met the original projections, or the net operating income of the collateral has declined. In circumstances where the collateral is no longer considered sufficient, Synovus seeks to obtain additional collateral.
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
Synovus evaluates the financial ability of a guarantor through an evaluation of the guarantor's current financial statements, income tax returns for the two most recent years, and financial information regarding a guarantor's business or related interests. In addition, Synovus analyzes substantial assets owned by the guarantor to ensure that the guarantor has a necessary ownership or control over these assets. For loans that are not considered impaired, the allowance for loan losses is determined based on the risk rating of each loan. The risk rating incorporates a number of factors, including guarantors. If a loan is rated doubtful, with certain limited exceptions, a guarantee is not considered in determining the amount to be charged-off.
With certain limited exceptions, Synovus seeks performance under guarantees in the event of a borrower's default. However, because of the current economics environment, and based on the fact that a majority of Synovus' problem credits are commercial real estate credits, Synovus' success in recovering amounts due under guarantees has been limited.

Credit Quality

Synovus continuously monitors credit quality and maintains an allowance for loan losses that management believes is sufficient to absorb probable losses inherent in its loan portfolio. Synovus continues to address problem assets and reduce exposures through asset dispositions as well as timely monitoring of problem loans through review of these loans and applicable current market data. The total specific reserves, ORE valuation allowances, and cumulative write-downs on NPAs as a percentage of unpaid principal balance related to all NPAs at March 31, 2012 was approximately 43%, unchanged from December 31, 2011.
During the first quarter of 2012, Synovus completed sales of distressed assets with total carrying values of $135.0 million. These asset sales were comprised of $34.2 million of investment real estate loans and ORE properties, $25.8 million of residential real estate loans and ORE properties, $17.4 million of land acquisition loans and ORE properties, $49.4 million of commercial and industrial loans and ORE properties, and $8.2 million retail loans and ORE properties.
Total credit costs (provision for losses on loans plus other credit costs which consist primarily of foreclosed real estate expense, net, provision for losses on unfunded commitments, and charges related to other loans held for sale) for the quarter ended March 31, 2012 and 2011 were $90.9 million and $177.1 million, respectively, including provision for losses on loans of $66.0 million and $141.7 million, respectively, and expenses related to foreclosed real estate of $23.0 million and $24.7 million, respectively.
Total NPAs were $1.06 billion at March 31, 2012 compared to $1.12 billion and $1.28 billion at December 31, 2011 and March 31, 2011, respectively, a decrease of $61.6 million or 22.4% (annualized) and $219.7 million or 17.2% from December 31, 2011 and March 31, 2011, respectively. Non-performing asset levels declined for the 8th consecutive quarter and were impacted by lower inflows, asset dispositions, and charge-offs. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate were 5.26% at March 31, 2012 compared to 5.50% and 5.97% at December 31, 2011 and March 31, 2011, respectively.
While NPAs, NPL inflows, and credit costs remain above normalized levels, the overall credit quality measures have continued to show improvement during the first quarter of 2012. Synovus believes that the best predictor of future credit costs is the level of NPL inflows which have been trending in a positive direction from the peak of $939.0 million in the first quarter of 2009. NPL inflows during the first quarter of 2012 were $139.6 million, down 26.2% from prior quarter additions of $189.2 million and down 54.5% from the first quarter of 2011 additions of $306.5 million. Compared to the fourth quarter of 2011, the improvement was led by a decline in commercial and industrial NPL inflows. The improvement versus the first quarter of 2011 was led by lower commercial real estate NPL inflows.
Loans rated accruing substandard declined by $111.3 million from $1.18 billion at December 31, 2011, and declined $553.4 million, or 34.2% compared to March 31, 2011. Loans rated special mention were $1.97 billion at March 31, 2012, a $122.9 million decline from December 31, 2011, and a $562.1 million, or 22.2% decline from March 31, 2011.

NPL Inflows by Portfolio Type
	Three Months Ended
(in thousands)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Investment properties	$14,418	19,046	31,630	27,226	80,147
1-4 family properties	26,941	39,293	30,163	69,032	52,789
Land acquisition	39,454	27,840	62,856	40,783	65,707
Total commercial real estate	80,813	86,179	124,649	137,041	198,643
Commercial and industrial	37,900	77,086	74,112	64,288	75,625
Retail	20,875	25,916	23,198	29,797	32,268
Total	$139,588	189,181	221,958	231,126	306,536

The following table shows the composition of the loan portfolio and non-performing loans (classified by loan type) as of March 31, 2012.

(dollars in thousands)	Total Loans	% of Total Loans Outstanding	Total Non-performing Loans	% Total Non-performing Loans
Investment properties	$4,446,808	22.4%	79,143	9.5%
1-4 family properties	1,554,156	7.8%	178,415	21.3%
Land acquisition	1,049,547	5.3%	242,950	29.1%
Total commercial real estate	7,050,511	35.5%	500,508	59.9%
Commercial and industrial loans	8,935,733	45.0%	253,740	30.4%
Home equity lines	1,595,675	8.0%	24,795	2.9%
Consumer mortgages	1,390,126	7.0%	50,944	6.1%
Credit cards	264,470	1.3%	—	—%
Other retail loans	618,487	3.1%	6,052	0.7%
Total retail	3,868,758	19.4%	81,791	9.8%
Deferred fees and costs, net	(11,304)	(0.1)%	—	—%
Total	$19,843,698	100.0%	836,039	100.0%

The following table shows the composition of the residential C & D and land acquisition non-performing loan portfolios as of March 31, 2012. Residential C & D and land acquisition loans were $1.65 billion or 8.3% of total loans at March 31, 2012 compared to $1.74 billion or 8.7% of total loans at December 31, 2011. Residential C & D and land acquisition loans were 43.5% or $363.8 million of total non-performing loans at March 31, 2012 compared to 42.3% or $373.8 million of total non-performing loans at December 31, 2011.

	March 31, 2012
(dollars in thousands)	Residential C&D and Land Acquisition NPLs	% of Total Residential C&D and Land Acquistion NPLs
Georgia(1)	$202,047	55.5%
Florida	74,376	20.4%
South Carolina	61,042	16.8%
Tennessee	2,058	0.6%
Alabama	24,231	6.7%
Total	$363,754	100.0%

(1) Atlanta represents $123,779 at March 31, 2012.
Past Due Loans
Loans past due 90 days or more, which based on a determination of collectability are accruing interest, are classified as past due loans. Synovus’ policy prohibits making additional loans to a borrower, or any related interest of a borrower, who is on nonaccrual status except under certain workout plans and if such extension of credit aids with loss mitigation. Additionally, Synovus’ policy discourages making additional loans to a borrower or any related interest of the borrower who has a loan that is past due as to principal or interest by more than 90 days and remains on accruing status.
As a percentage of total loans outstanding, loans 90 days past due and still accruing interest were 0.04% and 0.07% at March 31, 2012 and December 31, 2011, respectively. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments.
Troubled Debt Restructurings
When borrowers are experiencing financial difficulties, Synovus may, in order to assist the borrowers in repaying the principal and interest owed to Synovus, make certain modifications to the loan agreement. All loan modifications are evaluated for troubled debt restructuring (TDR) classification. In accordance with ASU 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, a TDR is defined as a modification with a borrower that is experiencing financial difficulties, and Synovus has granted a financial concession that it would not normally make. All TDR's are considered to be impaired loans, and the amount of impairment, if any, is determined in accordance with ASC 310-10-35, Accounting By Creditors for Impairment of a Loan-an amendment of ASC 450-20 and ASC 310-40.
Concessions provided by Synovus in a TDR are primarily in the form of providing a below market interest rate given the borrower's credit risk, a period of time generally less than one year with a reduction of required principal and/or interest payments (e.g., interest only for a period of time), or extension of the maturity of the loan generally for less than one year. These types of concessions may be made during the term of a loan or upon the maturity of a loan, as a loan renewal.
Insignificant periods of reduction of principal and/or interest payments, or one time deferrals of 3 months or less, are generally not considered to be financial concessions. Further, it is generally Synovus' practice not to defer principal and/or interest for more than 12 months.
Renewals of loans made to borrowers experiencing financial difficulties are evaluated for TDR designation by determining if concessions are being granted, including consideration of whether the renewed loan has an interest rate that is at market, given the credit risk related to the loan.
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
Accruing restructured loans were $651.2 million at March 31, 2012 compared to $668.5 million at December 31, 2011 and $545.4 million at March 31, 2011. At March 31, 2012, the allowance for loan losses allocated to these accruing restructured loans was $59.1 million compared to $60.7 million at December 31, 2011 and $51.5 million at March 31, 2011. The primary reason for TDR classification is due to Synovus' decision to provide below-market interest rates to assist the borrowers in managing their cash flows, a payment extension of terms generally for less than one year, or a period of time generally less than one year with a reduction of required principal and/or interest payments (e.g., interest only for a period of time). Synovus typically extends the term in a commercial loan modification for less than one year to assist the borrower. Accruing restructured loans are not considered non-performing because they are performing in accordance with the restructured terms. At March 31, 2012, approximately 97% of accruing restructured loans were current, and 45.3% or $294.1 million of accruing restructured loans are graded as pass (10.7%) or special mention loans (34.6%). At March 31, 2012, troubled debt restructurings (accruing and non-accruing) were $868.1 million, a decrease of $14.3 million or 1.6% compared to December 31, 2011 and an increase of $214.8 million or 32.9% compared to March 31, 2011.
Potential Problem Loans
Potential problem loans are defined by management as being certain performing loans with a well-defined weakness where there is information about possible credit problems of borrowers which causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms of such loans. Management's decision to include performing loans in the category of potential problem loans indicates that management has recognized a higher degree of risk associated with these loans. In addition to accruing loans 90 days past due and accruing restructured loans, Synovus had $685.5 million of potential problem commercial loans at March 31, 2012 compared to $779.6 million and $1.28 billion at December 31, 2011 and March 31, 2011, respectively. The increase in TDRs contributed to the reduction in potential problem loans. At March 31, 2012, the allowance for loan losses allocated to these potential problem loans was $84.9 million compared to $103.1 million and $173.6 million at December 31, 2011 and March 31, 2011, respectively. Synovus cannot predict at this time whether these potential problem loans ultimately will become non-performing loans or result in losses. The trend of potential problem commercial loans has been improving, such loans have declined by 46.6% from a year ago.

Potential Problem Commercial Loans
(dollars in thousands)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Investment properties	$136,219	138,317	172,872	251,156	265,116
1-4 family properties	93,683	109,450	171,433	228,443	236,584
Land acquisition	158,223	169,884	181,808	250,459	257,474
Total commercial real estate	388,125	417,651	526,113	730,058	759,174
Commercial and industrial	297,337	361,953	415,770	468,819	524,261
Total potential problem commercial loans	$685,462	779,604	941,883	1,198,877	1,283,435

Special Mention Loans
Special mention loans have potential weaknesses that deserve management's close attention but are not adversely classified and do not expose Synovus to sufficient risk to warrant an adverse classification. At March 31, 2012, there were $1.97 billion of special mention loans ($1.08 billion of commercial real estate loans and $882.9 million of commercial and industrial loans) compared to $2.09 billion ($1.18 billion of commercial real estate loans and $909.3 million of commercial and industrial loans) at December 31, 2011, a decrease of $122.9 million, or 5.9%, from the fourth quarter of 2011. Compared to March 31, 2011, special mention loans have declined by $562 million, or 22.2%.
Net Charge-offs
Net charge-offs for the three months ended March 31, 2012 were $94.7 million, a decrease of $72.1 million compared to the three months ended March 31, 2011. The net charge-off ratio for the three months ended March 31, 2012 was 1.90% annualized, compared to 3.12% annualized for the first quarter of 2011. On a sequential quarter basis, net charge-offs for the three months ended March 31, 2012 were down $18.7 million or 16.49%, driven primarily by lower NPL inflows, lower costs associated with dispositions and improved retail charge-offs.
The following tables show net charge-offs by geography and type for the three months ended March 31, 2012 and March 31, 2011.

Net Charge-offs by Geography
	Three Months Ended March 31,
(in thousands)	2012	2011
Georgia(1)	$53,062	73,098
Florida	23,709	31,855
South Carolina	8,760	47,932
Tennessee	2,658	4,914
Alabama	6,560	9,068
Total	$94,749	166,867

(1) Atlanta represents $23,796 and $29,074 at March 31, 2012 and 2011, respectively.

Net Charge-offs by Loan Type
	Three Months Ended March 31,
(in thousands)	2012	2011
Investment properties	$17,467	38,001
1-4 family properties	16,324	44,060
Land for future development	14,166	26,098
Total commercial real estate	47,957	108,159
Commercial and industrial	33,804	38,330
Retail	12,988	20,378
Total	$94,749	166,867

Provision for Loan Losses and Allowance for Loan Losses
The provision for loan losses for the three months ended March 31, 2012 was $66.0 million, an increase of $11.5 million compared to the three months ended December 31, 2011 and a decrease of $75.7 million compared to the three months ended March 31, 2011. Provision expense for the three months ended December 31, 2011 reflected the impact of the semi-annual update to the allocated allowance for loan losses factors.   This update resulted in a decrease in the ALL and provision expense for this period of approximately $30 million. The provision for loan losses for the three months ended March 31, 2012 reflected a $10 million decrease in the unallocated allowance for loan losses. The decrease in the unallocated allowance for loan losses was due to an improvement in certain environmental and economic factors that affect the inherent risk of loss in the loan portfolio which are not captured in the allocated allowance for loan losses.  The decrease in provision expense compared to the same period a year ago is due primarily to a decline in charge-offs, reduction in NPL inflows, and continued migration in the mix of the loan portfolio to reduced levels of higher credit risk loan types.

The allowance for loan losses to non-performing loans coverage was 60.7% at March 31, 2012 compared to 60.8% and 75.7% at December 31, 2011 and March 31, 2011, respectively. This ratio is impacted by collateral-dependent impaired loans which generally have no allowance for loan losses because the estimated losses on these credits have been charged-off. Therefore, a more meaningful allowance for loan losses coverage ratio is the allowance to non-performing loans excluding collateral-dependent impaired loans for which there is no related allowance for loan losses. This ratio was 128.3% at March 31, 2012 compared to 124.0% at December 31, 2011 and 176.1% at March 31, 2011.
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
The table below includes selected credit quality metrics.

(dollars in thousands)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Non-performing loans(1)	$836,039	883,021	872,074	885,236	895,726
Impaired loans held for sale(2)	18,317	30,156	53,074	89,139	110,436
Other real estate	201,429	204,232	239,255	244,313	269,314
Non-performing assets(3)	$1,055,785	1,117,409	1,164,403	1,218,688	1,275,476
Net charge-offs	94,749	113,454	138,343	167,184	166,867
Net charge-offs/average loans	1.90%	2.26	2.72	3.22	3.12
Loans 90 days past due and still accruing	$8,388	14,520	26,860	23,235	10,490
As a % of loans	0.04%	0.07	0.13	0.11	0.05
Total past due loans and still accruing	$144,794	149,442	199,561	199,804	201,754
As a % of loans	0.73%	0.74	0.99	0.97	0.96
Restructured loans (accruing)	$651,239	668,472	640,324	551,603	545,416
Allowance for loan losses	507,794	536,494	595,383	631,401	678,426
Allowance for loan losses as a % of loans	2.56%	2.67	2.96	3.08	3.23
Non-performing loans as a % of total loans	4.21%	4.40	4.34	4.32	4.27
Non-performing assets as a % of total loans, other loans held for sale, and ORE	5.26%	5.50	5.71	5.85	5.97
Allowance to non-performing loans	60.74%	60.76	68.27	71.33	75.74
Collateral-dependent impaired loans(4)	$588,976	620,910	612,445	624,322	636,033

(1) Allowance and cumulative write-downs on non-performing loans as a percentage of unpaid principal balance at March 31, 2012 was approximately 33% compared to 34% at December 31, 2011.
(2) Represent only the impaired loans that have been specifically identified to be sold. Impaired loans held for sale are carried at the lower of cost or fair value, less costs to sell, determined on a liquidation basis.
(3) Allowance and cumulative write-downs on non-performing assets as a percentage of unpaid principal balance at March 31, 2012 was approximately 39% compared to 43% at December 31, 2011.
(4) Collateral-dependent impaired loans for which there was no associated reserve were $426.3 million at March 31, 2012 and $432.3 million at December 31, 2011.
The allowance for loan losses was $507.8 million or 2.56% of net loans at March 31, 2012 compared to $536.5 million or 2.67% of net loans at December 31, 2011. This decline in the allowance for loan losses is mainly a result of improved credit migration driven by declines in potential problem commercial loans and special mention loans as well as the continued decline in loan charge-offs, NPLs, and the overall mix of the loan portfolio.

Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the relative composition of deposits for the last five quarters.

Composition of Deposits
(dollars in thousands)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Non-interest bearing demand deposits	$5,535,844	5,366,868	5,249,335	4,877,267	4,698,580
Interest bearing demand deposits	3,564,409	3,613,060	3,474,852	3,357,195	3,462,259
Money market accounts, excluding brokered deposits	6,770,924	6,542,448	6,753,138	6,378,259	6,345,393
Savings deposits	557,524	515,038	522,327	521,798	513,663
Time deposits, excluding brokered deposits	4,302,292	4,591,164	4,952,144	5,049,900	5,207,369
Brokered deposits	1,406,709	1,783,174	2,157,631	2,690,598	2,978,615
Total deposits	22,137,702	22,411,752	23,109,427	22,875,017	23,205,879
Core deposits(1)	20,730,993	20,628,578	20,951,796	20,184,419	20,227,264
Core deposits excluding time deposits(1)	$16,428,701	16,037,414	15,999,652	15,134,519	15,019,895

(1) See reconciliation of “Non-GAAP Financial Measures” in this Report.
Total deposits at March 31, 2012 decreased $274.1 million, or 4.9% annualized, from December 31, 2011 and $1.07 billion, or 4.6%, from March 31, 2011. The decline in total deposits was driven primarily by a planned reduction of brokered deposits as well as a decline in time deposits. Time deposits at March 31, 2012 reflect a $327.2 million decrease in Shared Deposits from March 31, 2011. Total core deposits excluding time deposits at March 31, 2012 grew $391.3 million, or 9.8% annualized, from December 31, 2011 and $1.41 billion, or 9.4%, from March 31, 2011. Non-interest bearing demand deposits as a percentage of total deposits increased to 25.0% at March 31, 2012, from 23.9% at December 31, 2011 and 20.2% at March 31, 2011. See reconciliation of “Non-GAAP Financial Measures” in this Report.
Time deposits of $100,000 and greater at March 31, 2012, December 31, 2011, and March 31, 2011 were $3.57 billion, $4.14 billion, and $5.65 billion respectively, and included brokered time deposits of $1.18 billion, $1.56 billion, and $2.59 billion, respectively. These larger deposits represented 16.1%, 18.5%, and 24.3% of total deposits at March 31, 2012, December 31, 2011, and March 31, 2011, respectively, and contained brokered time deposits which represented 5.3%, 7.0%, and 11.1% of total deposits at March 31, 2012, December 31, 2011, and March 31, 2011, respectively.
At March 31, 2012, brokered deposits represented 6.4% of Synovus’ total deposits compared to 8.0% at December 31, 2011 and 12.8% of total deposits at March 31, 2011.
Prior to the Charter Consolidation, a component of Synovus’ deposit growth was through the offering of Shared Deposit products. The Charter Consolidation resulted in the inability to offer the Shared Deposit products in the future. Customers holding Shared CD balances retained these deposits on a fully insured basis until their maturities. As these Shared CDs have matured, overall balances in this product have declined. As of March 31, 2012, remaining balances in Shared Deposit products were $80.4 million, down from $127.8 million at December 31, 2011 and $407.6 million at March 31, 2011. The remaining balances of Shared CDs have maturity dates ranging from April 2012 to May 2015.

Capital Resources and Liquidity
Capital Resources
Synovus has always placed great emphasis on maintaining a solid capital base and continues to satisfy applicable regulatory capital requirements. Management is committed to maintaining a capital level sufficient to assure shareholders, customers, and regulators that Synovus is financially sound.
The following table presents certain ratios used to measure Synovus’ and Synovus Bank's capitalization.

Capital Ratios
(dollars in thousands)	March 31, 2012	December 31, 2011
Tier 1 capital
Synovus Financial Corp.	$2,799,794	2,780,774
Synovus Bank	3,004,937	2,950,329
Tier 1 common equity
Synovus Financial Corp.	1,840,997	1,824,493
Total risk-based capital
Synovus Financial Corp.	3,518,230	3,544,089
Synovus Bank	$3,270,827	3,219,480
Tier 1 capital ratio
Synovus Financial Corp.	13.19%	12.94
Synovus Bank	14.29	13.87
Tier 1 common equity ratio
Synovus Financial Corp.	8.67	8.49
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	16.57	16.49
Synovus Bank	15.55	15.14
Leverage ratio
Synovus Financial Corp.	10.41	10.08
Synovus Bank	11.27	10.82
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	6.81%	6.81

(1) See reconciliation of “Non-GAAP Financial Measures” in this Report.
As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. The capital measures used by the federal banking regulators include the total risk-based capital ratio, the Tier 1 risk-based capital ratio, and the leverage ratio. Synovus Bank is a state-chartered bank under the regulations of the GA DBF. Under applicable regulations, Synovus Bank is well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure. However, even if Synovus Bank satisfies all applicable quantitative criteria to be considered well-capitalized, the regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. In June 2010, Synovus Bank entered into a memorandum of understanding with the FDIC and the GA DBF agreeing to maintain a minimum leverage ratio of 8% and a minimum total risk-based capital to risk-weighted assets ratio of 10%. Management believes that, as of March 31, 2012, Synovus and Synovus Bank meet all capital requirements to which they are subject.
Synovus has experienced significant credit losses in recent years, primarily as a result of an extended period of economic downturn impacting all segments of the United States economy. While the level of credit losses has declined significantly from the peak with all key credit quality measures continuing to improve, current levels of credit losses and non-performing assets are still elevated compared to historical levels. The cumulative effect of these credit losses over recent years has negatively impacted Synovus' capital position. As a result, Synovus has completed a number of steps to strengthen its capital position as described below. Synovus continuously and actively manages capital including forecasting and stress testing for both expected and more adverse economic conditions and will pursue additional strategies designed to bolster its capital position when and as deemed necessary. If credit losses and credit deterioration exceed management's current expectations, they could adversely impact Synovus' capital ratios.
During 2008, 2009, and 2010, Synovus completed several public offerings and other capital actions which are described below.
In December 2008, Synovus issued 967,870 shares of Series A Preferred Stock to the United States Department of the Treasury as part of the CPP, generating $967.9 million of Tier 1 Capital.
During 2009, Synovus undertook several initiatives to bolster its capital including a public offering of 150,000,000 shares of common stock that generated net proceeds of approximately $570.9 million, the exchange of $29.8 million in aggregate principal amount of its 4.875% Subordinated Notes Due 2013 for 9.44 million shares of Synovus’ common stock, which resulted in an increase to tangible common equity of approximately $28 million, and the sale of Synovus’ remaining shares of Visa Class B common stock, which resulted in a pre-tax gain of approximately $51.9 million. See Notes 13 and 20 to the consolidated financial statements in Synovus' 2011 Form 10-K for further information regarding the 2009 common stock offering, note exchange, and sale of Visa Class B common stock.
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

Liquidity
Liquidity represents the extent to which Synovus has readily available sources of funding needed to meet the needs of depositors, borrowers and creditors, to support asset growth, to maintain reserve requirements, and to otherwise sustain the operations of Synovus and Synovus Bank, at a reasonable cost, on a timely basis, and without adverse consequences. The ALCO, operating under liquidity and funding policies approved by the Board of Directors, actively analyzes contractual and anticipated cash flows in order to properly manage Synovus' liquidity position.
Contractual and anticipated cash flows are analyzed under normal and stressed conditions to determine forward looking liquidity needs and sources. Synovus analyzes liquidity needs under various scenarios of market conditions and corporate operating performance. This analysis includes stress testing and measures expected sources and uses of funds under each scenario. Emphasis is placed on maintaining numerous sources of current and potential liquidity in order for Synovus to meet its obligations to depositors, borrowers, and creditors on a timely basis.
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

As a result of the Dodd-Frank Act, effective as of December 31, 2010, unlimited FDIC insurance coverage for non-interest bearing demand transaction accounts was extended through December 31, 2012. This component of the Dodd-Frank Act served to extend unlimited insurance coverage which was initially established by the TAGP. Under current law, insurance coverage for non-interest bearing demand deposits will decline to a level of $250,000 per depositor after December 31, 2012. Currently, Synovus has a significant customer base which maintains non-interest bearing demand deposit balances that would exceed the insurance threshold after 2012 if this unlimited insurance coverage is not extended. Synovus' ability to retain these deposits would depend on numerous factors, including general economic conditions and the operating performance and credit quality of Synovus. As this represents a potential liquidity risk, Synovus expects to maintain an above average level of liquidity sources to mitigate such risk and to continue to monitor this risk throughout 2012. See "Part I - Item 1A. Risk Factors - Regulation of the financial services industry continues to undergo major changes, and future legislation could increase our cost of doing business or harm our competitive position" in Synovus' 2011 Form 10-K.
Synovus Bank also generates liquidity through the local and national deposit markets. Synovus Bank historically has issued long-term certificates of deposit across a broad geographic base to increase liquidity and diversify its funding base. Access to these deposits could become limited if Synovus Bank's asset quality and financial performance were to significantly deteriorate. Synovus Bank has the capability to access funding through its membership in the FHLB System. At March 31, 2012 , Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.
In addition to bank level liquidity management, Synovus must manage liquidity at the holding company level for various operating needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of general corporate expenses, and the payment of dividends to shareholders. The primary source of liquidity for Synovus is dividends from Synovus Bank, a transaction that is governed by certain rules and regulations of the GA DBF and FDIC. Dividends from Synovus Bank in 2010 were $43.9 million. During 2011, Synovus Bank did not pay dividends to the Parent Company. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality and overall condition. Synovus may not receive dividends from Synovus Bank in 2012, which could adversely affect liquidity. See “Part I - Item 1A. Risk Factors - We may be unable to access historical and alternative sources of liquidity, which could adversely affect our overall liquidity” of Synovus' 2011 Form 10-K. Synovus Bank is currently subject to a memorandum of understanding that prohibits it from paying any cash dividends to the Parent Company without prior regulatory approval. Additionally, GA DBF rules and related statutes contain restrictions on payments of dividends. See “Part I- Item 1. Business - Supervision, Regulation and Other Matters - Dividends” of Synovus' 2011 Form 10-K. Synovus Bank is currently required to maintain regulatory capital levels in excess of minimum well-capitalized requirements, primarily as a result of non-performing asset levels. Due to these requirements, Synovus could be required to contribute additional capital to Synovus Bank, which could adversely affect liquidity at the Parent Company.
On February 13, 2012, the Parent Company issued $300 million aggregate principal amount of 7.875% senior notes due February 15, 2019 (“the 2019 Senior Notes”) in a public offering for aggregate proceeds of approximately $292.8 million, net of discount and debt issuance costs. Concurrent with this offering, Synovus announced a cash tender offer (“Tender Offer”) for any and all of its outstanding 4.875% subordinated notes due February 15, 2013 (“the 2013 Notes”), with a total principal amount outstanding of approximately $206.8 million. An aggregate principal amount of $146.1 million of the 2013 notes, representing 71% of the outstanding principal amount, were tendered in the Tender Offer. Synovus paid total consideration of approximately $146.1 million for these notes, which was funded from a portion of the net proceeds of the 2019 Senior Notes.
Synovus' Parent Company has historically enjoyed a solid reputation in the capital markets and in the past few years has relied on the capital and debt markets to provide needed liquidity resources, including its public offerings completed in September 2009, May 2010 and February 2012. Despite the success of these recent public offerings, in light of the current regulatory environment, market conditions, and Synovus' financial performance and related credit ratings, there can be no assurance that Synovus would be able to obtain additional new borrowings or issue additional equity on favorable terms, if at all. See “Part I - Item 1A. Risk Factors” and “Liquidity” under “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of Synovus' 2011 Form 10-K.
Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs through the near future. However, if economic conditions or other factors worsen to a greater degree than the assumptions underlying Synovus' internal financial performance projections, regulatory capital requirements for Synovus or Synovus Bank increase as the result of regulatory directives or otherwise, or Synovus believes it is prudent to enhance current liquidity levels, then Synovus may seek additional liquidity from external sources. See "Risk Factors" in Part I-Item 1A. of Synovus' 2011 Form 10-K.

Earning Assets, Sources of Funds, and Net Interest Income
Earning Assets and Sources of Funds
Average total assets for three months ended March 31, 2012 decreased $2.48 billion, or 8.4%, to $27.03 billion as compared to $29.52 billion for the first three months of 2011. Average earning assets decreased $2.28 billion, or 8.3%, in the first three months of 2012 compared to the same period in 2011 and represented 92.9% of average total assets as compared to 92.8% in 2011. The reduction in average earning assets resulted from a $1.29 billion net decrease in net loans outstanding and a $1.19 billion reduction in interest bearing funds at the Federal Reserve Bank which was offset in part by a $312.4 million increase in the taxable investment securities portfolio. Average interest bearing liabilities decreased $2.91 billion, or 13.6%, to $18.53 billion in the first three months of 2012 compared to the same period in 2011. The decrease in funding sources utilized to support earning assets was driven by a $2.29 billion decrease in interest bearing deposits and a $505.3 million decrease in long-term debt which were offset in part by a $576.8 million increase in non-interest bearing demand deposits.
Net interest income for the three months ended March 31, 2012 was $221.0 million, a decrease of $16.5 million, or 6.9%, compared to $237.4 million for the three months ended March 31, 2011.
The net interest margin for the three months ended March 31, 2012 was 3.55% up 3 bps from 3.52% for the three months ended March 31, 2011. Earning asset yields decreased by 20 bps compared to the three months ended March 31, 2011 while the effective cost of funds decreased by 23 bps. The primary factor negatively impacting earning asset yields was a 122 bps decrease in the yield on taxable investment securities. This decrease was due to significantly lower yields available for the reinvestment of maturing higher yielding securities and by the portfolio repositioning primarily completed in the third quarter of 2011. A key component of this repositioning was the sale of higher coupon, more prepayment sensitive MBS, and the purchase of lower coupon MBS with less prepayment risk. While increasing the future stability of cash flows and yields on the portfolio, the short-term impact of selling higher coupon MBS is negative to the overall portfolio yield. A 27 bps decrease in loan yields as well as a $1.29 billion decrease in average loan balances also contributed to the earning asset yield decrease. Earning asset yields were positively impacted by the reduction in low yielding funds held at the Federal Reserve Bank. The effective cost of funds was positively impacted by the downward repricing of maturing certificates of deposit, a decrease in the effective cost of money market accounts, and a deposit mix shift from time deposits to lower-cost core deposits. Compared to the three months ended March 31, 2011, core certificates of deposit declined by 38bps, and core money market accounts declined by 27 bps.
On a sequential quarter basis, net interest income decreased by $6.2 million while the net interest margin increased 3 bps to 3.55%. Yields on earning assets decreased 1 bp, and the effective cost of funds decreased by 4 bps. Yields on earnings assets were negatively impacted by 7 bps decrease in loan yields and a 25 bps decrease in taxable investment security yields. Earning asset yields were positively impacted by a $370.7 million decrease in average funds held at the Federal Reserve Bank. Investment yields continue to be negatively impacted by the historically low interest rate environment. The effective cost of funds was positively impacted by the downward repricing of core certificates of deposit and core money market accounts, both of which declined by 8 bps.
Synovus presently anticipates a stable to moderately lower margin for the remainder of 2012. Earning asset yields are expected to further modestly decline as older, higher yielding assets mature and are redeployed at the current historically low interest rate levels. Much of this earning asset pressure is expected to be offset by a continued decline in the cost of deposit funding, which will be primarily driven by ongoing downward repricing of maturing certificates of deposit. The effective cost of funds will be modestly negatively impacted by the incremental cost of the 2019 Senior Notes issued in February 2012.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Consolidated Average Balances, Interest, and Yields
	2012	2011
(dollars in thousands) (yields and rates annualized)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest Earning Assets
Taxable investment securities (2)	$3,577,026	3,647,459	3,152,589	3,172,818	3,264,581
Yield	2.35%	2.59	3.28	3.46	3.56
Tax-exempt investment securities(2)(4)	$23,559	25,566	27,903	31,264	44,228
Yield (taxable equivalent)	6.36%	6.57	6.66	6.73	6.84
Trading account assets	$14,975	19,107	14,601	16,881	20,281
Yield	7.47%	4.87	5.76	5.27	5.13
Commercial loans(3)(4)	$16,144,615	16,276,207	16,535,371	16,983,912	17,555,733
Yield	4.76%	4.82	4.88	4.92	4.98
Consumer loans(3)	$3,866,084	3,871,393	3,869,698	3,879,042	3,914,222
Yield	4.95%	4.95	5.06	5.10	5.25
Allowance for loan losses	$(529,669)	(587,956)	(632,082)	(678,851)	(698,609)
Loans, net (3)	$19,481,030	19,559,644	19,772,987	20,184,103	20,771,346
Yield	4.94%	5.01	5.09	5.14	5.21
Mortgage loans held for sale	$112,040	161,632	91,257	79,340	152,981
Yield	4.88%	4.58	5.74	6.16	4.74
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	$1,830,295	2,221,728	3,075,470	2,929,515	3,033,284
Yield	0.24%	0.24	0.24	0.25	0.25
Federal Home Loan Bank and Federal Reserve Bank Stock (5)	$78,100	84,171	96,442	104,727	111,096
Yield	1.43%	0.93	0.90	0.87	0.90
Total interest earning assets	$25,117,025	25,719,307	26,231,249	26,518,648	27,397,797
Yield	4.22%	4.23	4.28	4.37	4.42
Interest Bearing Liabilities
Interest bearing demand deposits	$3,540,327	3,457,677	3,302,439	3,379,243	3,526,730
Rate	0.25%	0.26	0.30	0.32	0.33
Money market accounts	$6,755,769	6,697,334	6,636,751	6,306,399	6,550,623
Rate	0.49%	0.57	0.73	0.77	0.76
Savings deposits	$534,118	516,520	521,604	520,518	493,504
Rate	0.12%	0.12	0.13	0.14	0.14
Time deposits under $100,000	$1,967,084	2,062,171	2,131,453	2,124,525	2,212,215
Rate	1.08%	1.17	1.27	1.38	1.53
Time deposits over $100,000	$2,480,044	2,710,893	2,912,476	2,978,929	3,291,202
Rate	1.33%	1.40	1.49	1.57	1.65
Brokered money market accounts	$223,113	236,973	325,002	390,048	393,981
Rate	0.28%	0.27	0.39	0.47	0.51
Brokered time deposits	$1,346,868	1,689,538	2,053,811	2,471,620	2,665,314
Rate	1.89%	1.87	1.88	1.87	1.83
Total interest bearing deposits	$16,847,323	17,371,106	17,883,536	18,171,282	19,133,569
Rate	0.73%	0.82	0.95	1.01	1.05
Federal funds purchased and other short-term liabilities	$296,018	329,343	368,311	449,815	412,008
Rate	0.24%	0.26	0.28	0.26	0.29
Long-term debt	$1,386,324	1,443,825	1,693,673	1,901,130	1,891,576
Rate	3.19%	2.78	2.45	2.30	2.39
Total interest bearing liabilities	$18,529,665	19,144,274	19,945,520	20,522,227	21,437,153
Rate	0.90%	0.96	1.06	1.11	1.15
Non-interest bearing demand deposits	$5,397,964	5,413,322	5,175,521	4,911,044	4,821,237
Net interest margin	3.55%	3.52	3.47	3.51	3.52
Taxable equivalent adjustment	$798	844	880	893	964

(1) Yields and rates are annualized.
(2) Excludes net unrealized gains and (losses).
(3) Average loans are shown net of unearned income. Non-performing loans are included.
(4)Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35%, in adjusting interest on tax-exempt loans and investment                     securities to a taxable-equivalent basis.
(5)Included as a component of Other Assets on the balance sheet.

Net Interest Income	Three Months Ended March 31,
(in thousands)	2012	2011
Interest income	$262,654	298,432
Taxable-equivalent adjustment	798	964
Interest income, taxable-equivalent	263,452	299,396
Interest expense	41,695	60,998
Net interest income, taxable-equivalent	$221,757	238,398

Non-interest Income
Total non-interest income for the three months ended March 31, 2012 was $84.1 million, up 31.1% from the same period in 2011 primarily due to net investment securities gains of $20.1 million recorded during the three months ended March 31, 2012.
The following table shows the principal components of non-interest income.

Non-interest Income	Three Months Ended March 31,
(in thousands)	2012	2011
Service charges on deposit accounts	$18,231	20,318
Fiduciary and asset management fees	10,835	11,537
Brokerage revenue	6,647	6,220
Mortgage banking income	6,003	2,495
Bankcard fees	7,579	10,657
Investment securities gains, net	20,083	1,420
Other fee income	4,700	4,931
Increase in fair value of private equity investments, net	93	132
Other non-interest income	9,968	6,454
Total non-interest income	$84,139	64,164

Impact from Regulatory Reform on Fee Income
During 2010 and 2011, regulations that reduce NSF fees and debit card interchange fee income became effective. On August 1, 2010, Regulation E became effective. This regulation limits the ability of a financial institution to assess an overdraft fee for paying automated teller machine and debit card transactions that overdraw a customer’s account unless the customer affirmatively consents, or opts-in, to the institution’s payment of overdrafts for these transactions. Also, on January 19, 2011, Synovus implemented certain processing changes as required by regulatory guidance that resulted in a decrease in NSF fees.
On October 1, 2011, certain provisions of the Dodd-Frank Act became effective. These provisions, commonly referred to as the “Durbin Amendment,” amended the Electronic Fund Transfer Act and required the Board of Governors of the Federal Reserve System to develop rules that implement, among other things, interchange fee restrictions on debit card transactions. Synovus anticipates a reduction in debit card interchange fee revenue resulting from these provisions of approximately $17 million in 2012 (or a reduction of approximately $12 million related to 2011 revenues). The 2012 projected reduction is net of expense savings relating to the debit card program which will be implemented in 2012. Anticipated growth in debit card transactions is expected to partially offset the estimated impact of the regulation on debit card interchange fee revenue.
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
Principal Components of Non-Interest Income
Service charges on deposit accounts for the three months ended March 31, 2012 were $18.2 million, a decrease of 10.3% from the same period in 2011. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges.
NSF fees for the three months ended March 31, 2012 were $9.2 million, a decrease of $669 thousand, or 6.8%, from the same period in 2011. This decrease was primarily due to Synovus' implementation of certain processing changes as required by regulatory guidance on January 19, 2011 as discussed above. Account analysis fees were $5.2 million for the three months ended March 31, 2012, down $797 thousand, or 13.2%, compared to the same period in 2011. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $3.8 million for the three months ended March 31, 2012, down $622 thousand, or 14.1%, compared to 2011.
Fiduciary and asset management fees are derived from providing estate administration, employee benefit plan administration, personal trust, corporate trust, corporate bond, investment management and financial planning services. Fiduciary and asset management fees were $10.8 million for the three months ended March 31, 2012, down $702 thousand, or 6.1%, from the same period in 2011 due primarily to declines in fees for trust services.
Brokerage revenue was $6.6 million in the three months ended March 31, 2012, an increase of $427 thousand, or 6.9%, compared to the same period in 2011. Brokerage revenue consists primarily of brokerage commissions.
Mortgage banking income, net increased $3.5 million, or 140.6%, for the three months ended March 31, 2012 compared to the same period in 2011. Mortgage production volume was $299 million for the three months ended March 31, 2012, an increase of $60.3 million, or 25.3%, compared to the same period in 2011.
Bankcard fees decreased $3.1 million, or 28.9%, for the three months ended March 31, 2012 compared to the same period in 2011. Bankcard fees consist primarily of credit card interchange fees and debit card interchange fees. Debit card interchange fees were $3.9 million, down 51.9% for the three months ended March 31, 2012, compared to the same period in 2011. The 2012 fees were impacted by the October 1, 2011 adoption of the Durbin Amendment discussed above. Credit card interchange fees were $4.9 million, up 7.3% for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to an increase in transaction volume and size.
Other fee income includes fees for letters of credit, safe deposit box fees, access fees for automatic teller machine use, customer swap dealer fees, and other miscellaneous fee-related income. Other fee income decreased $231 thousand, or 4.7%, for the three months ended March 31, 2012 compared to the same period in 2011.
The main components of other non-interest income are income from company-owned life insurance policies, insurance commissions, card sponsorship fees, and other miscellaneous items. Other non-interest income increased $3.5 million, or 54.4%, for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to receipt of interest on income tax refunds.

Non-interest Expense
Non-interest expense for the three months ended March 31, 2012 was $203.1 million, down $36.6 million, or 15.3%, from the same period in 2011. The decline was primarily due to restructuring costs incurred in early 2011 related to efficiency initiatives and a decline in credit related expenses. See Note 3 "Restructuring Charges" for more information on these charges. Core expenses for the three months ended March 31, 2012, which exclude restructuring charges, credit costs, Visa indemnification charges, and a loss from curtailment of a post-retirement defined benefit plan, declined $5.2 million, or 2.9%, from the same period in 2011. Synovus continues to focus on increasing efficiencies while investing in new technologies and in key talent. See "Non-GAAP Financial Measures" for applicable reconciliation.

The following table summarizes this data for the three months ended March 31, 2012 and 2011.

Non-interest Expense
	Three Months Ended March 31,
(in thousands)	2012	2011
Salaries and other personnel expense	$92,622	93,100
Net occupancy and equipment expense	26,706	29,834
FDIC insurance and other regulatory fees	14,663	14,406
Foreclosed real estate expense, net	22,972	24,737
Losses (gains) on other loans held for sale, net	959	(2,226)
Professional fees	9,267	9,236
Data processing expense	8,024	8,950
Visa indemnification charges	2,979	4
Restructuring charges	858	24,333
Loss on curtailment of post-retirement defined benefit plan	—	398
Other operating expenses	24,083	36,944
Total non-interest expense	$203,133	239,716

Total salaries and other personnel expense declined $478 thousand, or 0.5%, for the three months ended March 31, 2012 compared to the same period in 2011. Total employees were 5,163 at March 31, 2012, down 335, or 6.43%, from 5,518 employees at March 31, 2011.
Net occupancy and equipment expense declined $3.1 million, or 10.5%, during the three months ended March 31, 2012 compared to the same period in 2011 primarily due to savings realized from efficiency initiatives, including the closing of 31 branches during 2011.
Foreclosed real estate costs decreased $1.8 million, or 7.1%, for the three months ended March 31, 2012 compared to the same period in 2011. The decline was largely a result of a reduction in losses on the disposition of foreclosed real estate. For further discussion of foreclosed real estate, see the section captioned “Other Real Estate.”
Data processing expense declined $926 thousand, or 10.3%, during the three months ended March 31, 2012 compared to the same period in 2011. The decline was primarily driven by renegotiated and/or terminated provider services.
During the three months ended March 31, 2012, Synovus recognized Visa indemnification charges of $3.0 million, which are related to Synovus' obligations as a member of the Visa USA network.
Restructuring charges of $858 thousand for the three months ended March 31, 2012 are related to the 2011 efficiency initiatives.
Other operating expenses during the three months ended March 31, 2012 decreased $12.9 million or 34.8% compared to the same period in 2011 due primarily to decreases in credit related expenses.

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
Several recent legislative proposals have each called for lowering the current 35% corporate income tax rate. If the corporate income tax rate is lowered, it would reduce the value of the deferred tax asset that is subject to recovery.

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
At March 31, 2012, net DTAs, before the valuation allowance, were $819 million compared to $824 million at December 31, 2011. Of this amount, $272.2 million was generated from temporary differences of which the majority relates to the provision for losses on loans. This component does not have a set expiration date as the temporary differences have not yet reduced taxable income. The remaining net DTA balance of $547 million relates to tax carryforwards that have set expiration dates, typically 15 to 20 years, from the date they are originally generated. Synovus currently expects that approximately $21 million of its net DTAs will expire before they can be realized. The majority of these at-risk DTAs relate to state income tax credits that have various expiration dates through the tax year 2017.
The year-to-date pre-tax income, changes in the valuation allowance, and state tax liabilities all impact the effective income tax rate. In accordance with the applicable accounting guidance, Synovus applied an estimated annual effective income tax rate to the interim consolidated pre-tax income in determining the first quarter 2012 provision for income taxes. For 2011, Synovus applied the alternative method allowed under the accounting guidance. The 2011 provision for the interim reporting was calculated by applying the statutory federal income tax rate to the quarter's consolidated income before taxes after modifications. Management concluded that the alternative method was more reliable in determining the tax provision for those periods.
The table below shows the effective income tax rate for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
Income (loss) before income taxes	$35,916	(79,864)
Income tax (expense) benefit, gross	(4,104)	44,362
(Increase) / decrease in valuation allowance for deferred tax assets	4,181	(43,906)
Net income (loss)	$35,993	(79,408)
Effective tax rate before valuation allowance	11.4%	55.5%
Effective tax rate after valuation allowance	(0.2)%	0.6%

Dividends
Synovus has historically paid a quarterly cash dividend to the holders of its common stock. Management closely monitors trends and developments in credit quality, liquidity (including dividends from subsidiaries, which are expected to be significantly lower than those received in previous years), financial markets and other economic trends, as well as regulatory requirements regarding the payment of dividends, all of which impact Synovus’ capital position, and will continue to periodically review dividend levels to determine if they are appropriate in light of these factors and the restrictions on payment of dividends described below and on PArt II - Item 5. of Synovus 2011 Form 10-K. Synovus' ability to pay dividends is partially dependent upon dividends and distributions that it receives from its bank and non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities. Dividends from subsidiaries in 2009, 2010, and 2011 were significantly lower than those received in previous years. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality and overall financial condition, and Synovus may not receive dividends from Synovus Bank in 2012. See "Part I - Item 1 - Business - Supervision, Regulation and Other factors - Dividends" of Synovus' 2011 Form 10-K.
As a result of the memorandum of understanding described in “Part I - Item 1A - Risk Factors - We are presently subject to,

and in the future may become subject to additional, supervisory actions and/or enhanced regulation that could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock” of Synovus' 2011 Form 10-K, we are required to inform and consult with the Federal Reserve Board in advance of declaring or paying any future dividends, and the Federal Reserve Board could decide at any time that paying any dividends could be an unsafe or unsound banking practice. In the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has in some cases discouraged payment unless both asset quality and capital are very strong. In addition, pursuant to the terms of the Synovus Bank memorandum of understanding, Synovus Bank cannot pay any cash dividends without the approval of the FDIC and the Georgia Commissioner. Additionally, Synovus is subject to contractual restrictions that limit its ability to pay dividends if there is an event of default under such contract. In addition, Synovus must seek the Federal Reserve's permission to increase the quarterly dividend on its common stock above $0.01 per common share. Synovus is presently subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on business, operating flexibility, financial condition, and the value of Synovus common stock.
See “Part I - Item 1. Business - Supervision, Regulation and Other Factors - Dividends, “Part I - Item 1A. Risk factors - We presently are subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock” of Synovus' 2011 Form 10-K and “Part I - Item 1A. Risk Factors - We may be unable to pay dividends on our common stock and other securities” of Synovus' 2011 Form 10-K for additional information regarding dividends on Synovus stock.
Synovus declared and paid dividends of $0.01 per common share for both the three months ended March 31, 2012 and 2011.
In addition to dividends paid on its common stock, Synovus paid dividends of $12.1 million to the Treasury on the Series A Preferred Stock during both the three months ended March 31, 2012 and 2011.

Contingencies
Financial institutions have experienced a dramatic increase in the number of repurchase demands they received, including from government sponsored enterprises, mortgage insurers, and other purchasers of residential mortgage-backed securitizations, generally due to findings of mortgage fraud and underwriting deficiencies in the mortgage origination process and misrepresentations in the packaging of mortgages by certain mortgage lenders. Also, foreclosure practices of financial institutions nationwide came under scrutiny because of the discovery of fraudulent documentation and questionable residential foreclosure procedures of certain large financial institutions. The current focus in foreclosure practices of financial institutions nationwide led Synovus to evaluate its foreclosure process related to home equity and consumer mortgage loans within its loan portfolio. Based on information currently available, management believes that it does not have significant exposure to contingent losses that may arise relating to the representations and warranties that it has made in connection with its mortgage loan sales. See “Risk Factors” in Part I-Item 1A. of Synovus’ 2011 Form 10-K.
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
To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with loans originated from 2005 through 2008. From January 1, 2005 through March 31, 2012, Synovus Mortgage originated and sold approximately $6.48 billion of first lien GSE eligible mortgage loans and approximately $2.88 billion of first and second lien non-GSE eligible mortgage loans. The total expense pertaining to losses from repurchases of mortgage loans previously sold, including amounts accrued in accordance with ASC 450, was $910 thousand and $820 thousand for the three months ended March 31, 2012 and 2011, respectively. The total accrued liability related to mortgage repurchase claims was $2.8 million and $3.3 million, at March 31, 2012 and December 31, 2011 respectively.

Mortgage Loan Foreclosure Practices
At March 31, 2012 and December 31, 2011, Synovus had $2.99 billion and $3.03 billion, respectively of home equity and consumer mortgage loans which are secured by first and second liens on residential properties. Of this amount, approximately $404.9 million and $482.3 million, respectively, consists of mortgages relating to properties in Florida and South Carolina which are states in which foreclosures proceed through the courts. To date, foreclosure activity in the home equity and consumer mortgage loan portfolio has been low. Any foreclosures on these loans are handled by designated Synovus personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Based on information currently available, management believes that it does not have significant exposure to faulty foreclosure practices. See “Risk Factors” in Part I-Item 1A. of Synovus’ 2011 Form 10-K.
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

Reconciliation of Non-GAAP Financial Measures
	March 31, 2012	December 31, 2011	March 31, 2011
(dollars in thousands, except per share data)
Tangible Common Equity Ratios
Total risk-weighted assets	$21,230,198	21,486,822	22,000,340
Total assets	27,064,792	27,162,845	28,678,203
Goodwill	(24,431)	(24,431)	(24,431)
Other intangible assets, net	(7,589)	(8,525)	(11,424)
Tangible assets	$27,032,772	27,129,889	28,642,348
Total shareholders’ equity	$2,821,763	2,827,452	2,882,605
Goodwill	(24,431)	(24,431)	(24,431)
Other intangible assets, net	(7,589)	(8,525)	(11,424)
Cumulative perpetual preferred stock	(949,536)	(947,017)	(939,691)
Tangible common equity	$1,840,207	1,847,479	1,907,059
Tangible equity units	(260,084)	(260,084)	(260,122)
Tangible common equity excluding tangible equity units	1,580,123	1,587,395	1,646,937
Common shares outstanding	786,575	785,295	785,274
Book value per common share	2.05	2.06	2.14
Tangible book value per common share	2.01	2.02	2.10
Total shareholders’ equity to total assets ratio	10.43%	10.41	10.05
Tangible common equity to tangible assets ratio	6.81	6.81	6.66
Tangible common equity to risk-weighted assets ratio	8.67	8.60	8.67
Core Deposits and Core Deposits Excluding Time Deposits
Total deposits	$22,137,702	22,411,752	23,205,879
Brokered deposits	(1,406,709)	(1,783,174)	(2,978,615)
Core deposits	20,730,993	20,628,578	20,227,264
Time deposits	(4,302,292)	(4,591,164)	(5,207,369)
Core deposits excluding time deposits	$16,428,701	16,037,414	15,019,895

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Pre-tax, Pre-credit Costs Income
Income (loss) before income taxes	$35,916	26,979	(79,864)
Add: Provision for loan losses	66,049	54,565	141,746
Add: Other credit costs (1)	24,849	35,962	35,350
Add: Restructuring costs	858	639	24,333
Add: Visa indemnification charge	2,979	5,942	4
Add: Investment securities gains, net	(20,083)	(10,337)	(1,420)
Less: Loss on curtailment of post-retirement benefit	—	—	398
Pre-tax, pre-credit costs income	$110,568	113,750	120,547
Core Expenses
Total non-interest expense	$203,133	219,082	239,716
Less: Other credit costs(1)	(24,849)	(35,962)	(35,350)
Less: Restructuring charges	(858)	(639)	(24,333)
Add: Gain on curtailment of post-retirement benefit	—	—	(398)
Less: Visa indemnification charge	(2,979)	(5,942)	(4)
Core expenses	$174,447	176,539	179,631

(1) Other credit costs consist primarily of losses on ORE, provision for losses on unfunded commitments, and charges related to other loans held for sale.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk is the primary market risk to which Synovus is potentially exposed. Synovus measures its sensitivity to changes in market interest rates through the use of a simulation model. Synovus uses this simulation model to determine a baseline net interest income forecast and the sensitivity of this forecast to changes in interest rates. These simulations include all of Synovus’ earning assets, liabilities, and derivative instruments. Forecasted balance sheet changes, primarily reflecting loan and deposit growth forecasts, are included in the periods modeled. Anticipated deposit mix changes in each interest rate scenario are also included in the periods modeled. Projected rates for loans and deposits are based on management's outlook and local market conditions.
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0% to 0.25%. Due to short-term interest rates being at or near 0% at this time, only rising rate scenarios have been modeled. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points to determine the sensitivity of net interest income for the next twelve months. As of March 31, 2012, the interest rate sensitivity of Synovus has not materially changed as compared to December 31, 2011. Synovus continues to maintain a modestly asset sensitive position which would be expected to benefit net interest income in a rising interest rate environment. Several factors could serve to diminish or eliminate this asset sensitivity, including an increase in the expected level of deposit pricing competition. A higher than projected level of deposit customer migration to higher cost deposits, such as certificates of deposit, could also serve to reduce the realized level of asset sensitivity. The following table represents the estimated sensitivity of net interest income to these changes in short term interest rates at March 31, 2012, with comparable information for December 31, 2011.

Change in Short-term Interest Rates	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)

(in basis points)	March 31, 2012	December 31, 2011
+200	1.8%	2.7%
+100	1.5	2.0
Flat	—%	—%
While these estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions and their impact on loan and deposit pricing would be expected to have a significant impact on the realized level of net interest income. Actual realized balance sheet growth and mix would also impact the realized level of net interest income.
ITEM 4 – CONTROLS AND PROCEDURES
Synovus has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of Synovus’ management, including the CEO and CFO. Based on this evaluation, these officers have concluded that Synovus’ disclosure controls and procedures are effective in timely alerting them to information relating to Synovus (including its consolidated subsidiaries) required to be included in periodic SEC filings. No change in Synovus’ internal control over financial reporting occurred during the period covered by this Report that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
Synovus and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Synovus and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries and investigations. Based on our current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, operating results or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations and financial condition for any particular period. For additional information, see Note 14 - Legal Proceedings of the Notes to the unaduited interim consolidated financial statements in Part I- Item 1 of this Report, which Note is incorporated in this Part II - Item 1 by this reference.

ITEM 1A – RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” in “Part I-Item 1A” of Synovus’ 2011 10-K and Synovus’ quarterly reports on Form 10-Q which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
There were no material changes during the period covered by this Report to the risk factors previously disclosed in Synovus’ 2011 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS
In prior periods, Synovus received previously owned shares of its common stock as payment of the exercise price of stock options and shares withheld to cover taxes on vesting for non-vested shares granted. No shares of Synovus’ common stock were delivered during the three months ended March 31, 2012.

ITEM 6 – EXHIBITS

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

10.1	Form of Non-Employee Director Restricted Stock Unit Award Agreement for the Synovus 2007 Omnibus Plan.

10.2	Summary of Board of Directors Compensation.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

May 10, 2012	By:	/s/ Thomas J. Prescott
Thomas J. Prescott
Executive Vice President and Chief Financial Officer