Form 10-Q
period 2012-06-30
SYNOVUS FINANCIAL CORP
filed 2012-08-09
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
Commission file number 1-10312

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	July 31, 2012
Common Stock, $1.00 Par Value	786,575,516 shares

SYNOVUS FINANCIAL CORP.
INDEX OF DEFINED TERMS
2013 Senior Notes – Synovus' outstanding 4.875% Senior Notes due February 15, 2013
2019 Senior Notes – Synovus' outstanding 7.875% Senior Notes due February 15, 2019
ALCO – Synovus' Asset Liability Management Committee
ALL – Allowance for Loan Losses
AMT – Alternative Minimum Tax
ARRA – American Recovery and Reinvestment Act of 2009
ASC – Accounting Standards Codification
ASU – Accounting Standards Update
AUM – Assets under management
BAM – Broadway Asset Management, Inc., a wholly-owned subsidiary of Synovus Financial Corp.
Basel III – a global regulatory framework developed by the Basel Committee on Banking Supervision
BCBS – Basel Committee on Banking Supervision
BSA/AML – Bank Secrecy Act / Anti-Money Laundering
BOV – broker’s opinion of value
b.p. – basis point (b.p.s - basis points)
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
Company – Synovus Financial Corp. and its wholly-owned subsidiaries, except where the context requires otherwise
Covered Litigation – Certain Visa litigation for which Visa is indemnified by Visa USA members
CPP – U.S. Department of the Treasury Capital Purchase Program
CRE – commercial real estate
CROA – Credit Repair Organization Act
DIF – Deposit Insurance Fund
Dodd-Frank Act – The Dodd-Frank Wall Street Reform and Consumer Protection Act
DRR – Designated Reserve Ratio

i

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
MOU – Memorandum of Understanding
NBER – National Bureau of Economic Research
nm – not meaningful
NPA – non-performing assets
NPL – non-performing loans
NPR – notice of proposed rulemaking
NSF – non-sufficient funds
NYSE – New York Stock Exchange

ii

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
TARP – Troubled Assets Relief Program
TBA – to-be-announced securities with respect to mortgage-related securities to be delivered in the future (MBSs and CMOs)
TDR – troubled debt restructuring (as defined in ASC 310-40)
Tender Offer – Offer by Synovus to purchase, for cash, all of its outstanding 2013 Notes, which commenced on February 7, 2012 and expired on March 6, 2012
tMEDS – tangible equity units, each composed of a prepaid common stock purchase contract and a junior subordinated amortizing note
TSYS – Total System Services, Inc.
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

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$523,302	510,423
Interest bearing funds with Federal Reserve Bank	1,301,244	1,567,006
Interest earning deposits with banks	16,003	13,590
Federal funds sold and securities purchased under resale agreements	118,098	158,916
Trading account assets, at fair value	12,331	16,866
Mortgage loans held for sale, at fair value	120,007	161,509
Other loans held for sale	32,601	30,156
Investment securities available for sale, at fair value	3,570,346	3,690,125
Loans, net of deferred fees and costs	19,680,127	20,079,813
Allowance for loan losses	(453,325)	(536,494)
Loans, net	19,226,802	19,543,319
Premises and equipment, net	475,944	486,923
Goodwill	24,431	24,431
Other intangible assets, net	6,693	8,525
Other real estate	174,941	204,232
Other assets	691,367	746,824
Total assets	$26,294,110	27,162,845
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$5,607,680	5,366,868
Interest bearing deposits, excluding brokered deposits	14,808,493	15,261,710
Brokered deposits	1,148,892	1,783,174
Total deposits	21,565,065	22,411,752
Federal funds purchased and securities sold under repurchase agreements	351,173	313,757
Long-term debt	1,301,616	1,364,727
Other liabilities	222,867	245,157
Total liabilities	23,440,721	24,335,393
Shareholders' Equity:
Series A Preferred Stock – no par value. Authorized 100,000,000 shares; 967,870 issued and outstanding at June 30, 2012 and December 31, 2011	952,093	947,017
Common stock - $1.00 par value. Authorized 1,200,000,000 shares; issued 792,268,968 at June 30, 2012 and 790,988,880 at December 31, 2011; outstanding 786,575,516 at June 30, 2012 and 785,295,428 at December 31, 2011	792,269	790,989
Additional paid-in capital	2,215,201	2,241,171
Treasury stock, at cost – 5,693,452 shares at both June 30, 2012 and December 31, 2011	(114,176)	(114,176)
Accumulated other comprehensive income	7,003	21,093
Accumulated deficit	(999,001)	(1,058,642)
Total shareholders’ equity	2,853,389	2,827,452
Total liabilities and shareholders' equity	$26,294,110	27,162,845
See accompanying notes to unaudited interim consolidated financial statements

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Interest income:
Loans, including fees	$470,805	521,634	232,283	256,597
Investment securities available for sale	40,472	57,350	19,089	27,925
Trading account assets	515	478	236	222
Mortgage loans held for sale	2,496	3,034	1,129	1,223
Federal Reserve Bank balances	2,009	3,524	958	1,742
Other earning assets	167	464	114	343
Total interest income	516,464	586,484	253,809	288,052
Interest expense:
Deposits	56,385	95,432	25,898	45,869
Federal funds purchased and securities sold under repurchase agreements	350	594	170	297
Long-term debt	25,413	22,063	14,385	10,925
Total interest expense	82,148	118,089	40,453	57,091
Net interest income	434,316	468,395	213,356	230,961
Provision for loan losses	110,271	261,905	44,222	120,159
Net interest income after provision for loan losses	324,045	206,490	169,134	110,802
Non-interest income:
Service charges on deposit accounts	36,915	39,556	18,684	19,238
Fiduciary and asset management fees	21,627	23,416	10,792	11,879
Brokerage revenue	12,942	12,511	6,295	6,291
Mortgage banking income	13,986	8,042	7,983	5,547
Bankcard fees	16,072	22,782	8,493	12,125
Investment securities gains, net	24,253	1,797	4,170	377
Other fee income	9,651	10,220	4,951	5,289
Increase (decrease) in fair value of private equity investments, net	7,372	(169)	7,279	(301)
Other non-interest income	17,798	13,858	7,830	7,404
Total non-interest income	160,616	132,013	76,477	67,849
Non-interest expense:
Salaries and other personnel expense	187,795	184,849	95,173	91,749
Net occupancy and equipment expense	52,865	58,717	26,159	28,883
FDIC insurance and other regulatory fees	27,966	30,362	13,302	15,956
Foreclosed real estate expense, net	43,680	64,609	20,708	39,872
(Gains) losses on other loans held for sale, net	(99)	(1,746)	(1,058)	480
Professional fees	19,196	20,129	9,929	10,893
Data processing expense	16,735	18,201	8,712	9,251
Visa indemnification charges	4,713	96	1,734	92
Restructuring charges	2,252	27,439	1,393	3,106
Other operating expenses	56,296	59,475	32,212	22,133
Total non-interest expense	411,399	462,131	208,264	222,415
Income (loss) before income taxes	73,262	(123,628)	37,347	(43,764)
Income tax benefit	(2,182)	(5,220)	(2,105)	(4,764)
Net income (loss)	75,444	(118,408)	39,452	(39,000)
Net loss attributable to non-controlling interest	—	(220)	—	—
Net income (loss) available to controlling interest	75,444	(118,188)	39,452	(39,000)
Dividends and accretion of discount on preferred stock	29,272	28,970	14,649	14,504
Net income (loss) available to common shareholders	$46,172	(147,158)	24,803	(53,504)
Earnings per common share:
Net income (loss) available to common shareholders, basic	$0.06	(0.19)	0.03	(0.07)
Net income (loss) available to common shareholders, diluted	0.05	(0.19)	0.03	(0.07)
Weighted average common shares outstanding, basic	786,355	785,260	786,576	785,277
Weighted average common shares outstanding, diluted	909,542	785,260	909,761	785,277
See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011			Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income (loss)	$73,262	2,182	75,444	(123,628)	5,220	(118,408)	37,347	2,105	39,452	(43,764)	4,764	(39,000)
Net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	(1,555)	608	(947)	(6,974)	2,614	(4,360)	(420)	171	(249)	(3,069)	1,305	(1,764)
Valuation allowance for the change in deferred taxes arising from unrealized gains/losses(1)	—	(608)	(608)	—	—	—	—	(171)	(171)	—	1,309	1,309
Net unrealized gains (losses)	(1,555)	—	(1,555)	(6,974)	2,614	(4,360)	(420)	—	(420)	(3,069)	2,614	(455)
Net unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	11,076	(4,263)	6,813	22,462	(8,250)	14,212	13,146	(5,062)	8,084	34,146	(12,799)	21,347
Reclassification adjustment for (gains) losses realized in net income	(24,253)	9,338	(14,915)	(1,797)	692	(1,105)	(4,170)	1,605	(2,565)	(377)	145	(232)
Valuation allowance for the change in deferred taxes arising from unrealized gains/losses(1)	—	(5,075)	(5,075)	—	—	—	—	3,457	3,457	—	5,096	5,096
Net unrealized gains (losses)	(13,177)	—	(13,177)	20,665	(7,558)	13,107	8,976	—	8,976	33,769	(7,558)	26,211
Amortization of post-retirement unfunded health benefit:
Amortization arising during the period	642	(247)	395	—	—	—	642	(247)	395	—	—	—
Valuation allowance for the change in deferred taxes arising from amortization	—	247	247	—	—	—	—	247	247	—	—	—
Net amortization	642	—	642	—	—	—	642	—	642	—	—	—
Other comprehensive income (loss)	(14,090)	—	(14,090)	13,691	(4,944)	8,747	9,198	—	9,198	30,700	(4,944)	25,756
Less: comprehensive loss attributable to non-controlling interest	—	—	—	(220)	—	(220)	—	—	—	—	—	—
Comprehensive income (loss)	$59,172	2,182	61,354	(109,717)	276	(109,441)	46,545	2,105	48,650	(13,064)	(180)	(13,244)

(1) In accordance with ASC 740-20-45-11(b), the deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss). See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total
Balance at December 31, 2010	$937,323	790,956	2,293,263	(114,176)	57,158	(966,606)	26,629	3,024,547
Net loss	—	—	—	—	—	(118,188)	(220)	(118,408)
Other comprehensive income, net of taxes	—	—	—	—	8,747	—	—	8,747
Cash dividends declared on common stock - $0.02 per share	—	—	—	—	—	(15,705)	—	(15,705)
Cash dividends paid on preferred stock	—	—	(24,197)	—	—	—	—	(24,197)
Accretion of discount on preferred stock	4,773	—	(4,773)	—	—	—	—	—
Restricted share unit activity	—	17	(17)	—	—	—	—	—
Share-based compensation expense	—	—	2,363	—	—	—	—	2,363
Change in ownership at majority-owned subsidiary	—	—	—	—	—	—	(26,409)	(26,409)
Balance at June 30, 2011	$942,096	790,973	2,266,639	(114,176)	65,905	(1,100,499)	—	2,850,938

Balance at December 31, 2011	$947,017	790,989	2,241,171	(114,176)	21,093	(1,058,642)	—	2,827,452
Net Income	—	—	—	—	—	75,444	—	75,444
Other comprehensive loss, net of taxes	—	—	—	—	(14,090)	—	—	(14,090)
Cash dividends declared on common stock - $0.02 per share	—	—	—	—	—	(15,730)	—	(15,730)
Cash dividends paid on preferred stock	—	—	(24,197)	—	—	—	—	(24,197)
Accretion of discount on preferred stock	5,076	—	(5,076)	—	—	—	—	—
Restricted share unit activity	—	1,280	(1,207)	—	—	(73)	—	—
Share-based compensation expense	—	—	4,510	—	—	—	—	4,510
Balance at June 30, 2012	$952,093	792,269	2,215,201	(114,176)	7,003	(999,001)	—	2,853,389

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2012	2011
Operating Activities
Net income (loss)	$75,444	(118,408)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	110,271	261,905
Depreciation, amortization, and accretion, net	28,234	23,412
Deferred income tax expense (benefit)	153	(5,304)
Decrease in interest receivable	8,006	10,950
Decrease in interest payable	(2,511)	(10,248)
Decrease in trading account assets	4,535	6,164
Originations of mortgage loans held for sale	(512,192)	(392,707)
Proceeds from sales of mortgage loans held for sale	552,708	542,665
(Gains) losses on sale of mortgage loans held for sale, net	(2,526)	296
Decrease in prepaid and other assets	52,713	55,864
Decrease in accrued salaries and benefits	(4,544)	(6,388)
Decrease in other liabilities	(15,235)	(3,687)
Investment securities gains, net	(24,253)	(1,797)
Gains on sales of other loans held for sale, net	(99)	(1,746)
Losses on other real estate, net	33,859	54,543
(Increase) decrease in fair value of private equity investments, net	(7,372)	169
Gains on sales of other assets held for sale, net	(164)	(261)
Write downs on other loans held for sale	2,806	11,313
Write downs on other assets held for sale	1,228	5,698
Share-based compensation	4,510	2,363
Other, net	(438)	(7,732)
Net cash provided by operating activities	305,133	427,064
Investing Activities
Net increase in interest earning deposits with banks	(2,413)	(7,687)
Net decrease in federal funds sold and securities purchased under repurchase agreements	40,818	32,922
Net decrease in interest bearing funds with Federal Reserve Bank	265,762	258,619
Proceeds from maturities and principal collections of investment securities available for sale	584,914	573,759
Proceeds from sales of investment securities available for sale	733,621	17,044
Purchases of investment securities available for sale	(1,202,234)	(389,724)
Proceeds from sales of other loans held for sale	177,510	194,220
Proceeds from sale of other real estate	70,496	88,003
Principal payments on other loans held for sale	4,133	28,305
Net (increase) decrease in loans	(53,111)	425,919
Purchases of premises and equipment	(9,263)	(9,014)
Proceeds from disposals of premises and equipment	3,005	2,014
Proceeds from sales of other assets held for sale	1,740	492
Net cash provided by investing activities	614,978	1,214,872
Financing Activities
Net increase (decrease) in demand and savings deposits	281,637	(347,750)
Net (decrease) in certificates of deposit	(1,128,324)	(1,277,537)
Net increase (decrease) in federal funds purchased and other short-term borrowings	37,416	(46,760)
Principal repayments on long-term debt	(351,331)	(74,706)
Proceeds from issuance of long-term debt	293,370	165,000
Dividends paid to common shareholders	(15,803)	(15,705)
Dividends paid to preferred shareholders	(24,197)	(24,197)

Net cash used in financing activities	(907,232)	(1,621,655)
Increase in cash and cash equivalents	12,879	20,281
Cash and cash equivalents at beginning of period	510,423	389,021
Cash and cash equivalents at end of period	$523,302	409,302

Supplemental Cash Flow Information
Cash (received) paid during the period for:
Income tax (refunds) payments, net	$(8,339)	225
Interest paid	61,555	104,760
Non-cash Activities:
(Decrease) increase in net unrealized gains on investment securities available for sale(1)	(13,177)	20,665
Decrease in net unrealized gains on hedging instruments(1)	(1,555)	(6,974)
Mortgage loans held for sale transferred to loans at fair value	1,542	6,377
Loans foreclosed and transferred to other real estate at fair value	71,928	125,356
Loans transferred to other loans held for sale, at fair value	189,029	289,587
Other loans held for sale foreclosed and transferred to other real estate at fair value	3,136	8,137
Premises and equipment transferred to other assets held for sale	2,402	28,048
Impairment loss on investment securities available for sale	(450)	—

(1) Changes in net unrealized gains on investment securities available for sale, fair value hedges, and cash flow hedges have not been adjusted for the impact of deferred taxes.
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with GAAP. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this Report have been included. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in Synovus' 2011 Form 10-K. There have been no significant changes to the accounting policies as disclosed in Synovus' 2011 Form 10-K.
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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses; the valuation of other real estate; the valuation of impaired and other loans held for sale; the fair value of investment securities; the fair value of private equity investments, the valuation of long-lived assets, goodwill, and other intangible assets; the valuation of deferred tax assets; the valuation of the Visa indemnification liability; and other contingent liabilities. In connection with the determination of the allowance for loan losses and the valuation of certain impaired loans and other real estate, management obtains independent appraisals for significant properties and properties collateralizing impaired loans. In making this determination, management also considers other factors or recent developments, such as changes in absorption rates or market conditions at the time of valuation and anticipated sales prices based on management’s plans for disposition.
A substantial portion of Synovus’ loans are secured by real estate in five Southeastern states (Georgia, Alabama, Florida, South Carolina, and Tennessee). Accordingly, the ultimate collectability of a substantial portion of Synovus’ loan portfolio is susceptible to changes in market conditions in these areas. Total commercial real estate loans represent approximately 35% of the total loan portfolio at June 30, 2012. Due to declines in real estate values over the past four years, the commercial real estate portfolio loans may have a greater risk of non-collection than other loans. Based on available information, management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the ability of borrowers to repay their loans, and management’s plans for disposition. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Synovus’ allowance for loan losses. Such agencies may require Synovus to make changes to the allowance for loan losses based on their judgment of information available to them at the time of their examination.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks. At June 30, 2012 and December 31, 2011, cash and cash equivalents included $78.2 million and $73.3 million, respectively, on deposit to meet Federal Reserve Bank requirements. At June 30, 2012 and December 31, 2011, $15.6 million of the due from banks balance was restricted as to withdrawal, including $15.0 million on deposit pursuant to a payment network arrangement.
Short-term Investments
Short-term investments consist of interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements. Interest earning deposits with banks include $11.2 million at June 30, 2012 and $10.4 million at December 31, 2011, which is pledged as collateral in connection with certain letters of credit. Federal funds sold include $113.6 million at June 30, 2012, and $141.0 million at December 31, 2011, which is pledged to collateralize certain derivative instruments in a net liability position. Federal funds sold and securities purchased under resale agreements, federal funds purchased and securities sold under repurchase agreements, generally mature in one day.
Recently Adopted Accounting Standards Updates
Effective January 1, 2012, Synovus adopted the provisions of the following ASUs:

ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 was the result of a joint project with the IASB and FASB, and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of OCI in the statement of changes in shareholders' equity. Instead, the new guidance now requires entities to present all non-owner changes in shareholders' equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Synovus elected the two separate statement approach. In addition, certain provisions of ASU 2011-05 were temporarily amended by ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. One of the provisions of ASU 2011-05 requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This requirement is indefinitely deferred by ASU 2011-12, and will be further deliberated by the FASB at a future date. During the deferral period, Synovus will comply with all existing requirements for reclassification adjustments in ASC 220, which states that "(a)n entity may display reclassification adjustments on the face of the financial statement in which comprehensive income is reported, or it may disclose reclassification adjustments in the notes to the financial statements."
ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure in U.S. GAAP and IFRS. This ASU amends Topic 820 to add both additional clarifications to existing fair value measurement and disclosure requirements. Clarifications were made to the relevancy of the highest and best use valuation concept, measurement of an instrument classified in an entity's shareholders' equity and disclosure of quantitative information about the unobservable inputs for Level 3 fair value measurements. Required changes to the fair value disclosures can be found in Note 7.
ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. This ASU focuses the transferor's assessment of effective control on its contractual rights and obligations by removing the requirements to assess its ability to exercise those rights or honor those obligations. Synovus does not currently access wholesale funding markets through sales of securities with agreements to repurchase. Repurchase agreements are offered through a commercial banking sweep product as a short-term investment opportunity for customers. All such arrangements are common in the banking industry and are accounted for as borrowings at Synovus. There was no impact to Synovus' unaudited interim consolidated financial statements upon adoption of this standard.
ASU 2011-08, Testing Goodwill for Impairment. Under the provisions of this update to the accounting standards, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. Synovus completed its annual goodwill impairment testing effective June 30, 2012. Synovus did not apply the qualitative assessment provisions of this ASU. See Management's Discussion and Analysis for additional information regarding Synovus' annual goodwill impairment tests.
Recently Issued Accounting Standards Updates
In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The ASU requires additional disclosures about financial instruments and derivative instruments that are offset or subject to an enforceable master netting arrangement or similar agreement. This ASU is effective for the interim reporting period ending March 31, 2013, with retrospective disclosure for all comparative periods presented. At this time, Synovus does not have any financial instruments that would be subject to the new requirements of ASU 2011-11; therefore, the ASU is not expected to impact Synovus' financial position, results of operations, or cash flows.
Reclassifications
Prior periods' consolidated financial statements are reclassified whenever necessary to conform to the current periods' presentation.
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

Note 2 - Investment Securities
The following table summarizes Synovus' available for sale investment securities as of June 30, 2012 and December 31, 2011.

	June 30, 2012
(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$307	—	—	307
U.S. Government agency securities	37,238	2,442	—	39,680
Securities issued by U.S. Government sponsored enterprises	559,306	5,248	(28)	564,526
Mortgage-backed securities issued by U.S. Government agencies	272,813	7,303	(71)	280,045
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,006,398	50,229	—	2,056,627
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	602,109	2,785	(4,728)	600,166
State and municipal securities	20,378	739	(20)	21,097
Equity securities	3,647	39	—	3,686
Other investments	5,000	2	(790)	4,212
Total	$3,507,196	68,787	(5,637)	3,570,346

	December 31, 2011
(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$426	—	—	426
U.S. Government agency securities	37,489	3,004	—	40,493
Securities issued by U.S. Government sponsored enterprises	667,707	8,333	(619)	675,421
Mortgage-backed securities issued by U.S. Government agencies	266,682	19,071	—	285,753
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,955,988	46,275	(257)	2,002,006
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	651,379	1,646	(1,525)	651,500
State and municipal securities	24,530	808	(20)	25,318
Equity securities	4,147	—	(388)	3,759
Other investments	5,449	—	—	5,449
Total	$3,613,797	79,137	(2,809)	3,690,125

(1) Amortized cost is adjusted for other-than-temporary impairment charges in 2012 and 2011, which have been recognized on the consolidated statements of operations in the applicable period, and were considered inconsequential.
At June 30, 2012 and December 31, 2011, investment securities with a market value of $2.16 billion and $2.48 billion, respectively, were pledged to secure certain deposits, securities sold under repurchase agreements, and payment network arrangements as required by law and contractual agreements.
Synovus has reviewed investment securities that are in an unrealized loss position as of June 30, 2012 and December 31, 2011 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in income. Synovus does not intend to sell any of these investment securities prior to the recovery of the unrealized loss, which may be until maturity; and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position.
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
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011 are presented below.

	June 30, 2012
	Less than 12 Months			12 Months or Longer			Total Fair Value
(in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Securities issued by U.S. Government sponsored enterprises	2	$56,641	(28)	—	$—	—	2	$56,641	(28)
Mortgage-backed securities issued by U.S. Government agencies	6	14,227	(71)	—	—	—	6	14,227	(71)
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	5	319,735	(4,728)	—	—	—	5	319,735	(4,728)
State and municipal securities	1	34	(2)	1	883	(18)	2	917	(20)
Other investments	2	2,210	(790)	—	—	—	2	2,210	(790)
Total	16	$392,847	(5,619)	1	$883	(18)	17	$393,730	(5,637)

		December 31, 2011
	Less than 12 Months			12 Months or Longer			Total Fair Value
(in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Securities issued by U.S. Government sponsored enterprises	5	$349,370	(619)	—	$—	—	5	$349,370	(619)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	3	148,283	(257)	—	—	—	3	148,283	(257)
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	5	337,060	(1,521)	1	297	(4)	6	337,357	(1,525)
State and municipal securities.	1	32	(3)	1	883	(17)	2	915	(20)
Equity securities	2	2,367	(388)	—	—	—	2	2,367	(388)
Total	16	$837,112	(2,788)	2	$1,180	(21)	18	$838,292	(2,809)

The amortized cost and fair value by contractual maturity of investment securities available for sale at June 30, 2012 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at June 30, 2012
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Amortized Cost
U.S. Treasury securities	$200	107	—	—	—	307
U.S. Government agency securities	—	272	29,969	6,997	—	37,238
Securities issued by U.S. Government sponsored enterprises	37,444	521,862	—	—	—	559,306
Mortgage-backed securities issued by U.S. Government agencies	—	198	182	272,433	—	272,813
Mortgage-backed securities issued by U.S. Government sponsored enterprises	643	14,551	1,089,339	901,865	—	2,006,398
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	53	—	602,056	—	602,109
State and municipal securities	2,800	8,739	4,526	4,313	—	20,378
Other investments	1,000	—	—	4,000	—	5,000
Securities with no stated maturity (equity securities)	—	—	—	—	3,647	3,647
Total	$42,087	545,782	1,124,016	1,791,664	3,647	3,507,196
Fair Value
U.S. Treasury securities	$200	107	—	—	—	307
U.S. Government agency securities	—	272	31,504	7,904	—	39,680
Securities issued by U.S. Government sponsored enterprises	39,206	525,320	—	—	—	564,526
Mortgage-backed securities issued by U.S. Government agencies	—	208	195	279,642	—	280,045
Mortgage-backed securities issued by U.S. Government sponsored enterprises	676	15,180	1,100,429	940,342	—	2,056,627
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	53	—	600,113	—	600,166
State and municipal securities	2,833	9,025	4,665	4,574	—	21,097
Other investments	1,002	—	—	3,210	—	4,212
Securities with no stated maturity (equity securities)	—	—	—	—	3,686	3,686
Total	$43,917	550,165	1,136,793	1,835,785	3,686	3,570,346

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale during the six and three months ended June 30, 2012 and 2011 are presented below.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Proceeds	$733,621	17,044	258,846	9,001
Gross realized gains	24,703	1,801	4,170	381
Gross realized losses	(450)	(4)	—	(4)
Investment securities gains, net	$24,253	1,797	4,170	377

Note 3 - Restructuring Charges
For the six and three months ended June 30, 2012 and 2011 total restructuring charges are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Severance charges	$1,032	16,310	826	1,698
Lease termination charges	26	3,107	52	(2,290)
Asset impairment charges	1,064	5,437	451	1,954
Professional fees and other charges	130	2,585	64	1,744
Total restructuring charges	$2,252	27,439	1,393	3,106

In January 2011, Synovus announced efficiency and growth initiatives intended to streamline operations, boost productivity, reduce expenses, and increase revenue. During the six months ended June 30, 2011, Synovus implemented most of the components of the initiatives, which resulted in restructuring charges of $27.4 million. During the six and three months ended June 30, 2012, Synovus recognized restructuring charges of $2.3 million and $1.4 million, respectively, associated with these ongoing efficiency initiatives. As part of these efficiency initiatives, during the six and three months ended June 30, 2012, Synovus transferred premises and equipment with a carrying value of $3.8 million and $2.1 million, respectively, immediately preceding the transfer to other assets held for sale, a component of other assets on the consolidated balance sheet. For the six and three months ended June 30, 2012, Synovus recognized impairment charges of $1.1 million and $451 thousand, respectively, related to these assets, and received proceeds of $1.7 million and $454 thousand, respectively, from sales of these assets. The carrying value of the remaining held for sale assets was $7.9 million at June 30, 2012. The liability for restructuring activities was $914 thousand at June 30, 2012, and consists primarily of lease termination payments and estimated severance payments.

Note 4 - Other Loans Held for Sale
Loans are transferred to other loans held for sale at fair value when Synovus makes the determination to sell specifically identified loans. The fair value of the loans is primarily determined by analyzing the underlying collateral of the loan and the anticipated market prices of similar assets less estimated costs to sell. At the time of transfer, if the fair value is less than the carrying amount, the difference is recorded as a charge-off against the allowance for loan losses. Decreases in the fair value subsequent to the transfer, as well as gains/losses realized from sale of these loans, are recognized as (gains) losses on other loans held for sale, net, a component of non-interest expense on the consolidated statements of operations.
During six months ended June 30, 2012, Synovus transferred loans with a carrying value immediately preceding the transfer totaling $263.9 million to other loans held for sale. Synovus recognized charge-offs upon transfer of these loans totaling $74.9 million which resulted in a new cost basis of $189.0 million and were based on the fair value, less estimated costs to sell, of the loans at the time of transfer.
During the six months ended June 30, 2011, Synovus transferred loans with a carrying value immediately preceding the transfer totaling $398.5 million to other loans held for sale. Synovus recognized charge-offs upon transfer on these loans totaling $108.9 million for the six months ended June 30, 2011. These charge-offs which resulted in a new cost basis of $289.6 million for the loans transferred during the six months ended June 30, 2011 were based on the fair value, less estimated costs to sell, of the loans at the time of transfer.

Note 5 – Loans and Allowance for Loan Losses
The following is a summary of current, accruing past due, and non-accrual loans by portfolio class as of June 30, 2012 and December 31, 2011.

Current, Accruing Past Due, and Non-accrual Loans (1)
	June 30, 2012
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$4,320,314	8,990	98	9,088	87,208	4,416,610
1-4 family properties	1,319,628	11,174	324	11,498	152,698	1,483,824
Land acquisition	766,057	4,149	116	4,265	213,521	983,843
Total commercial real estate	6,405,999	24,313	538	24,851	453,427	6,884,277
Commercial and industrial	8,635,844	28,845	1,607	30,452	218,337	8,884,633
Home equity lines	1,570,844	8,787	97	8,884	24,177	1,603,905
Consumer mortgages	1,313,575	16,908	1,649	18,557	51,783	1,383,915
Credit cards	258,289	2,288	1,825	4,113	—	262,402
Other retail loans	661,771	4,958	147	5,105	7,437	674,313
Total retail	3,804,479	32,941	3,718	36,659	83,397	3,924,535
Total loans	$18,846,322	86,099	5,863	91,962	755,161	19,693,445	(2)

	December 31, 2011
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$4,450,627	10,866	54	10,920	95,766	4,557,313
1-4 family properties	1,396,778	23,480	642	24,122	197,584	1,618,484
Land acquisition	855,021	5,299	350	5,649	234,151	1,094,821
Total commercial real estate	6,702,426	39,645	1,046	40,691	527,501	7,270,618
Commercial and industrial	8,618,813	49,826	5,035	54,861	267,600	8,941,274
Home equity lines	1,581,469	12,893	664	13,557	24,559	1,619,585
Consumer mortgages	1,326,411	23,213	5,130	28,343	56,995	1,411,749
Credit cards	267,511	3,113	2,474	5,587	—	273,098
Other retail loans	562,706	6,232	171	6,403	6,366	575,475
Total retail	3,738,097	45,451	8,439	53,890	87,920	3,879,907
Total loans	$19,059,336	134,922	14,520	149,442	883,021	20,091,799	(3)

(1) Loan balances in each category expressed as a component of total loans, excluding deferred fees and costs.
(2)Total excludes $13.3 million in net deferred fees and costs
(3)Total excludes $12.0 million in net deferred fees and costs

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
In the following tables, retail loans are classified as Pass except when they reach 90 days past due, or are downgraded to Substandard. Upon reaching 120 days past due, retail loans are generally downgraded to Loss and charged off, in accordance with the FFIEC Uniform Retail Credit Classification and Account Management Policy.

Loan Portfolio Credit Exposure by Risk Grade (4)
	June 30, 2012
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss(2)		Total
Investment properties	$3,506,978	563,124	335,175	11,333	—		4,416,610
1-4 family properties	945,776	235,318	289,345	13,385	—		1,483,824
Land acquisition	464,484	118,489	388,775	12,095	—		983,843
Total commercial real estate	4,917,238	916,931	1,013,295	36,813	—		6,884,277
Commercial and industrial	7,480,129	734,989	648,594	20,857	64	(3)	8,884,633
Home equity lines	1,566,529	—	35,841	—	1,535	(3)	1,603,905
Consumer mortgages	1,334,087	—	49,132	—	696	(3)	1,383,915
Credit cards	260,576	—	621	—	1,205	(3)	262,402
Other retail loans	660,408	—	12,598	—	1,307	(3)	674,313
Total retail	3,821,600	—	98,192	—	4,743		3,924,535
Total loans	$16,218,967	1,651,920	1,760,081	57,670	4,807		19,693,445	(5)

	December 31, 2011
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss(2)		Total
Investment properties	$3,443,363	778,009	328,402	7,539	—		4,557,313
1-4 family properties	977,083	269,152	361,210	11,039	—		1,618,484
Land acquisition	500,359	132,799	456,010	5,653	—		1,094,821
Total commercial real estate	4,920,805	1,179,960	1,145,622	24,231	—		7,270,618
Commercial and industrial	7,265,761	909,255	754,934	11,324	—		8,941,274
Home equity lines	1,578,938	—	39,811	—	836	(3)	1,619,585
Consumer mortgages	1,344,648	—	66,478	—	623	(3)	1,411,749
Credit cards	270,624	—	948	—	1,526	(3)	273,098
Other retail loans	562,623	—	12,349	—	503	(3)	575,475
Total retail	3,756,833	—	119,586	—	3,488		3,879,907
Total loans	$15,943,399	2,089,215	2,020,142	35,555	3,488		20,091,799	(6)

(1) Includes $692.7 million and $844.0 million of non-accrual substandard loans at June 30, 2012 and December 31, 2011, respectively.
(2) The loans within these risk grades are on non-accrual status.
(3) Represent amounts that were 120 days past due. These credits are downgraded to the loss category with an allowance for loan losses equal to the full loan amount and are charged off in the subsequent quarter.
(4) Loan balances in each category expressed as a component of total loans, excluding deferred fees and costs.
(5)Total excludes $13.3 million in net deferred fees and costs
(6)Total excludes $12.0 million in net deferred fees and costs

The following table details the changes in the allowance for loan losses by loan segment for the six months ended June 30, 2012 and 2011.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Six Months Ended June 30, 2012
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$249,094	184,888	54,514	47,998	536,494
Charge-offs	(112,919)	(75,240)	(27,819)	—	(215,978)
Recoveries	10,611	7,551	4,376	—	22,538
Provision for loan losses	63,422	36,026	20,821	(9,998)	110,271
Ending balance	$210,208	153,225	51,892	38,000	453,325
Ending balance: individually evaluated for impairment	$57,474	36,623	852	—	94,949
Ending balance: collectively evaluated for impairment	$152,734	116,602	51,040	38,000	358,376
Loans:
Ending balance: total loans	$6,884,277	8,884,633	3,924,535	—	19,693,445	(1)
Ending balance: individually evaluated for impairment	$791,924	365,487	60,083	—	1,217,494
Ending balance: collectively evaluated for impairment	$6,092,353	8,519,146	3,864,452	—	18,475,951

	As Of and For The Six Months Ended June 30, 2011
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$353,923	222,058	43,478	84,088	703,547
Charge-offs	(214,328)	(104,275)	(43,814)	—	(362,417)
Recoveries	15,415	7,570	5,381	—	28,366
Provision for loan losses	190,347	71,938	35,745	(36,125)	261,905
Ending balance	$345,357	197,291	40,790	47,963	631,401
Ending balance: individually evaluated for impairment	$62,631	29,842	447	—	92,920
Ending balance: collectively evaluated for impairment	$282,726	167,449	40,343	47,963	538,481
Loans:
Ending balance: total loans	$7,795,352	8,846,592	3,871,653	—	20,513,597	(2)
Ending balance: individually evaluated for impairment	$849,172	302,309	32,358	—	1,183,839
Ending balance: collectively evaluated for impairment	$6,946,180	8,544,283	3,839,295	—	19,329,758

(1)Total excludes $13.3 million in net deferred fees and costs
(2)Total excludes $8.8 million in net deferred fees and costs

The following table details the changes in the allowance for loan losses by loan segment for the three months ended June 30, 2012 and 2011.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Three Months Ended June 30, 2012
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$239,974	178,200	51,620	38,000	507,794
Charge-offs	(60,457)	(37,814)	(12,218)	—	(110,489)
Recoveries	6,106	3,929	1,763	—	11,798
Provision for loan losses	24,585	8,910	10,727	—	44,222
Ending balance	$210,208	153,225	51,892	38,000	453,325
Ending balance: individually evaluated for impairment	$57,474	36,623	852	—	94,949
Ending balance: collectively evaluated for impairment	$152,734	116,602	51,040	38,000	358,376
Loans:
Ending balance: total loans	$6,884,277	8,884,633	3,924,535	—	19,693,445	(1)
Ending balance: individually evaluated for impairment	$791,924	365,487	60,083	—	1,217,494
Ending balance: collectively evaluated for impairment	$6,092,353	8,519,146	3,864,452	—	18,475,951

	As Of and For The Three Months Ended June 30, 2011
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$337,130	216,363	43,042	81,891	678,426
Charge-offs	(99,215)	(61,874)	(20,553)	—	(181,642)
Recoveries	8,462	3,499	2,497	—	14,458
Provision for loan losses	98,980	39,303	15,804	(33,928)	120,159
Ending balance	$345,357	197,291	40,790	47,963	631,401
Ending balance: individually evaluated for impairment	$62,631	29,842	447	—	92,920
Ending balance: collectively evaluated for impairment	$282,726	167,449	40,343	47,963	538,481
Loans:
Ending balance: total loans	$7,795,352	8,846,592	3,871,653	—	20,513,597	(2)
Ending balance: individually evaluated for impairment	$849,172	302,309	32,358	—	1,183,839
Ending balance: collectively evaluated for impairment	$6,946,180	8,544,283	3,839,295	—	19,329,758

(1)Total excludes $13.3 million in net deferred fees and costs
(2)Total excludes $8.8 million in net deferred fees and costs

The tables below summarize impaired loans (including accruing TDRs) as of June 30, 2012 and December 31, 2011.

Impaired Loans (including accruing TDRs)
	June 30, 2012			Six Months Ended June 30, 2012		Three Months Ended June 30, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$37,114	69,998	—	49,786	—	45,404	—
1-4 family properties	108,315	240,896	—	118,010	—	113,371	—
Land acquisition	188,801	298,465	—	192,873	—	191,222	—
Total commercial real estate	334,230	609,359	—	360,669	—	349,997	—
Commercial and industrial	83,212	142,072	—	71,641	—	76,212	—
Home equity lines	3,420	4,553	—	3,721	—	3,734	—
Consumer mortgages	3,255	4,878	—	4,420	—	3,353	—
Other retail loans	3	3	—	247	—	—	—
Total retail	6,678	9,434	—	8,388	—	7,087	—
Total	$424,120	760,865	—	440,698	—	433,296	—
With allowance recorded
Investment properties	$250,580	251,099	31,154	223,545	3,292	233,726	1,387
1-4 family properties	135,915	136,356	14,388	152,073	2,493	146,377	1,228
Land acquisition	71,199	72,723	11,932	94,713	1,026	86,177	405
Total commercial real estate	457,694	460,178	57,474	470,331	6,811	466,280	3,020
Commercial and industrial	282,275	286,077	36,623	313,204	4,158	305,251	1,941
Home equity lines	6,769	6,769	76	7,054	118	6,827	62
Consumer mortgages	41,160	41,160	683	31,912	464	33,712	195
Other retail loans	5,476	5,476	93	3,100	75	3,811	61
Total retail	53,405	53,405	852	42,066	657	44,350	318
Total	$793,374	799,660	94,949	825,601	11,626	815,881	5,279
Total
Investment properties	$287,694	321,097	31,154	273,331	3,292	279,130	1,387
1-4 family properties	244,230	377,252	14,388	270,083	2,493	259,748	1,228
Land acquisition	260,000	371,188	11,932	287,586	1,026	277,399	405
Total commercial real estate	791,924	1,069,537	57,474	831,000	6,811	816,277	3,020
Commercial and industrial	365,487	428,149	36,623	384,845	4,158	381,463	1,941
Home equity lines	10,189	11,322	76	10,775	118	10,561	62
Consumer mortgages	44,415	46,038	683	36,332	464	37,065	195
Other retail loans	5,479	5,479	93	3,347	75	3,811	61
Total retail	60,083	62,839	852	50,454	657	51,437	318
Total impaired loans	$1,217,494	1,560,525	94,949	1,266,299	11,626	1,249,177	5,279

Impaired Loans (including accruing TDRs)	December 31, 2011			Year Ended December 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$59,930	96,238	—	67,324	—
1-4 family properties	118,756	274,959	—	158,763	—
Land acquisition	196,823	295,562	—	174,590	—
Total commercial real estate	375,509	666,759	—	400,677	—
Commercial and industrial	65,357	117,468	—	74,995	—
Home equity lines	3,948	5,394	—	4,450	—
Consumer mortgages	4,970	6,293	—	3,907	—
Other retail loans	736	738	—	68	—
Total retail	9,654	12,425	—	8,425	—
Total	$450,520	796,652	—	484,097	—
With allowance recorded
Investment properties	$227,045	227,510	23,384	232,717	6,773
1-4 family properties	164,756	168,315	23,499	121,107	2,859
Land acquisition	102,847	118,868	17,564	97,054	2,136
Total commercial real estate	494,648	514,693	64,447	450,878	11,768
Commercial and industrial	318,942	324,623	42,596	244,801	5,888
Home equity lines	6,995	6,995	93	2,112	17
Consumer mortgages	34,766	34,804	2,306	20,331	660
Other retail loans	1,701	1,701	42	6,399	31
Total retail	43,462	43,500	2,441	28,842	708
Total	$857,052	882,816	109,484	724,521	18,364
Total
Investment properties	$286,975	323,748	23,384	300,041	6,773
1-4 family properties	283,512	443,274	23,499	279,870	2,859
Land acquisition	299,670	414,430	17,564	271,644	2,136
Total commercial real estate	870,157	1,181,452	64,447	851,555	11,768
Commercial and industrial	384,299	442,091	42,596	319,796	5,888
Home equity lines	10,943	12,389	93	6,562	17
Consumer mortgages	39,736	41,097	2,306	24,238	660
Other retail loans	2,437	2,439	42	6,467	31
Total retail	53,116	55,925	2,441	37,267	708
Total impaired loans	$1,307,572	1,679,468	109,484	1,208,618	18,364

The following tables represent loans modified or renewed during the six and three months ended June 30, 2012 and 2011 that were reported as accruing or non-accruing TDRs as of June 30, 2012 and June 30, 2011, respectively.

	Accruing TDRs With Modifications or Renewals Completed During the
	Six Months Ended June 30, 2012			Three Months Ended June 30, 2012
(in thousands, except contract data)	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
Investment properties	37	$78,348	78,348	23	$63,674	63,674
1-4 family properties	56	34,142	33,722	29	18,027	17,607
Land acquisition	26	20,612	20,612	10	6,089	6,089
Total commercial real estate	119	133,102	132,682	62	87,790	87,370
Commercial and industrial	91	60,435	60,435	53	35,716	35,716
Home equity lines	3	364	364	2	34	34
Consumer mortgages	188	18,179	18,179	168	15,890	15,890
Credit cards	—	—	—	—	—	—
Other retail loans	50	4,304	4,304	39	2,583	2,583
Total retail	241	22,847	22,847	209	18,507	18,507
Total loans	451	$216,384	215,964	324	$142,013	141,593

	Accruing TDRs With Modifications or Renewals Completed During the
	Six Months Ended June 30, 2011			Three Months Ended June 30, 2011
(in thousands, except contract data)	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
Investment properties	30	$88,991	88,991	12	$22,456	22,456
1-4 family properties	37	54,887	54,887	24	15,664	15,664
Land acquisition	12	21,824	21,824	10	19,916	19,916
Total commercial real estate	79	165,702	165,702	46	58,036	58,036
Commercial and industrial	39	58,361	58,320	17	39,100	39,100
Home equity lines	7	279	279	—	—	—
Consumer mortgages	187	22,605	22,605	48	6,739	6,739
Credit cards	—	—	—	—	—	—
Other retail loans	18	952	952	3	200	200
Total retail	212	23,836	23,836	51	6,939	6,939
Total loans	330	$247,899	247,858	114	$104,075	104,075

	Non-accruing TDRs With Modifications or Renewals Completed During the
	Six Months Ended June 30, 2012			Three Months Ended June 30, 2012
(in thousands, except contract data)	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
Investment properties	3	$6,755	6,755	3	$6,755	6,755
1-4 family properties	4	6,259	6,229	3	136	136
Land acquisition	12	20,864	16,921	11	20,510	16,609
Total commercial real estate	19	33,878	29,905	17	27,401	23,500
Commercial and industrial	15	12,952	12,202	6	3,020	3,019
Home equity lines	—	—	—	—	—	—
Consumer mortgages	6	1,348	1,304	6	1,348	1,304
Credit cards	—	—	—	—	—	—
Other retail loans	4	348	348	1	26	26
Total retail	10	1,696	1,652	7	1,374	1,330
Total loans	44	$48,526	43,759	30	$31,795	27,849

	Non-accruing TDRs With Modifications or Renewals Completed During the
	Six Months Ended June 30, 2011			Three Months Ended June 30, 2011
(in thousands, except contract data)	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
Investment properties	3	$15,146	14,784	1	$6,500	6,138
1-4 family properties	9	5,995	4,344	4	1,797	1,253
Land acquisition	6	3,078	2,610	4	220	220
Total commercial real estate	18	24,219	21,738	9	8,517	7,611
Commercial and industrial	16	6,445	5,426	5	1,167	1,117
Home equity lines	2	1,875	1,326	1	1,840	1,287
Consumer mortgages	10	1,479	1,425	4	836	836
Credit cards	—	—	—	—	—	—
Other retail loans	—	—	—	—	—	—
Total retail	12	3,354	2,751	5	2,676	2,123
Total loans	46	$34,018	29,915	19	$12,360	10,851

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

The following tables present TDRs entered into within the previous twelve months that subsequently defaulted during the periods indicated.

	Troubled Debt Restructurings Entered Within the Previous Twelve Months that have Subsequently Defaulted(1) During
	Six Months Ended June 30, 2012(2)		Three Months Ended June 30, 2012(3)
(in thousands, except contract data)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Investment properties	4	$4,166	2	$1,519
1-4 family properties	7	5,306	6	3,317
Land acquisition	10	26,061	6	10,241
Total commercial real estate	21	35,533	14	15,077
Commercial and industrial	14	11,753	10	5,637
Home equity lines	—	—	—	—
Consumer mortgages	4	1,573	1	1,009
Credit cards	—	—	—	—
Other retail loans	—	—	—	—
Total retail	4	1,573	1	1,009
Total loans	39	$48,859	25	$21,723

(1) Subsequently defaulted is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments.
(2) For the six months ended June 30, 2012, this represents defaults on loans that were modified between the periods April 1, 2011 and June 30, 2012.
(3) For the three months ended June 30, 2012, this represents defaults on loans that were modified between the periods July 1, 2011 and June 30, 2012.

	Troubled Debt Restructurings Entered Within the Previous Twelve Months that have Subsequently Defaulted(1) During
	Six Months Ended June 30, 2011(2)		Three Months Ended June 30, 2011(3)
(in thousands, except contract data)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Investment properties	8	$15,718	2	$7,968
1-4 family properties	13	17,434	9	13,717
Land acquisition	27	20,672	23	15,181
Total commercial real estate	48	53,824	34	36,866
Commercial and industrial	15	18,293	13	16,556
Home equity lines	3	1,742	3	1,742
Consumer mortgages	2	292	1	261
Credit cards	—	—	—	—
Other retail loans	3	208	3	208
Total retail	8	2,242	7	2,211
Total loans	71	$74,359	54	$55,633

(1) Subsequently defaulted is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments.
(2) For the six months ended June 30, 2011, this represents defaults on loans that were modified between the periods April 1, 2010 and June 30, 2011.
(3) For the three months ended June 30, 2011, this represents defaults on loans that were modified between the periods July 1, 2010 and June 30, 2011.

If at the time that a loan was designated as a TDR the loan was not already impaired, the measurement of impairment resulting from the TDR designation changes from a general pool-level reserve to a specific loan measurement of impairment in accordance with ASC 310-10-35. Generally, the change in the allowance for loan losses resulting from such TDR designation is not significant. At June 30, 2012, the allowance for loan losses allocated to accruing TDRs totaling $687.4 million was $56.4 million compared to accruing TDRs of $668.5 million with an allocated allowance for loan losses of $60.7 million at December 31, 2011. Nonaccrual non-homogeneous loans (commercial-type impaired loans greater than $1 million) that are designated as TDRs are individually measured for the amount of impairment, if any, both before and after the TDR designation.

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
ORE is reported at the lower of cost or fair value determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments such as changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the collateral value estimates indicated in the appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral, less costs to sell, is recorded as a charge against the allowance for loan losses. Revenue and expenses from ORE operations as well as gains or losses on sales and any subsequent declines in fair value are recorded as foreclosed real estate expense, net, a component of non-interest expense on the consolidated statements of operations.
The carrying value of ORE was $174.9 million and $204.2 million at June 30, 2012 and December 31, 2011, respectively. During the six months ended June 30, 2012 and 2011, $75.1 million and $133.5 million respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value. During the six months ended June 30, 2012 and 2011, Synovus recognized foreclosed real estate expense, net, of $43.7 million and $64.6 million, respectively. Synovus recognized foreclosed real estate expenses of $20.7 million and $39.9 million during the three months ended June 30, 2012 and 2011, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and net realized gains or losses resulting from sales transactions totaling $33.9 million and $54.5 million, for the six months ended June 30, 2012 and 2011, respectively, and $16.5 million and $35.9 million for the three months ended June 30, 2012 and 2011, respectively.

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
Synovus has implemented controls and processes for the determination of the fair value of financial instruments. A process has been designed to ensure there is an independent review and validation of fair values by a function independent of those entering into the transaction. This includes specific controls to ensure consistent pricing policies and procedures that incorporate verification for both market and derivative transactions. For all financial instruments where fair values are determined by reference to externally quoted prices or observable pricing inputs to models, independent price determination or validation is utilized. Where the market for a financial instrument is not active, fair value is determined using a valuation technique or pricing model. These valuation techniques and models involve a degree of estimation, the extent of which depends on the instruments' complexity and the availability of market-based data.
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
Synovus refines and modifies its valuation techniques as markets develop and as pricing for individual financial instruments become more or less readily available. While Synovus believes its valuation techniques are appropriate and consistent with other market participants, the use of different methodologies or assumptions could result in different estimates of fair value at the balance sheet date. In order to determine fair value, where appropriate, management applies valuation adjustments to the pricing information. These adjustments reflect managements' assessment of factors that market participants would consider in setting a price, to the extent that these factors have not already been included in the pricing information. Furthermore, on an ongoing basis, management assesses the appropriateness of any model used. To the extent that the price provided by internal models does not represent the fair value of the financial instrument, management makes adjustments to the model valuation to calibrate to other available pricing sources. Where unobservable inputs are used, management may determine a range of possible valuations based upon differing stress scenarios to determine the sensitivity associated with the valuation. As a final step, management considers the need for further adjustments to the modeled price to reflect how market participants would price the financial instrument.
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

Level 1
Quoted prices (unadjusted) in active markets for identical assets and liabilities for the instrument or security to be valued. Level 1 assets include marketable equity securities as well as U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2
Observable inputs other than Level 1 quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active or model-based valuation techniques for which all significant assumptions are derived principally from or corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined by using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. U.S. Government sponsored agency securities, mortgage-backed securities issued by U.S. Government sponsored enterprises and agencies, obligations of states and municipalities, collateralized mortgage obligations issued by U.S. Government sponsored enterprises, and mortgage loans held-for-sale are generally included in this category. Certain private equity investments that hold mutual fund investments that invest in publicly traded companies are also considered a Level 2 asset.

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
Trading Securities and Investment Securities Available-for-Sale
The fair values of trading securities and investment securities available-for-sale are primarily based on actively traded markets where prices are based on either quoted market prices or observed transactions. Management employs independent third-party pricing services to provide fair value estimates for Synovus' investment securities available for sale and trading securities. Fair values for fixed income investment securities are typically determined based upon quoted market prices, broker/dealer quotations for identical or similar securities, and/or inputs that are observable in the market, either directly or indirectly, for substantially similar securities. Level 1 securities are typically exchange quoted prices and include financial instruments such as U.S. Treasury securities and equity securities. Level 2 securities are typically matrix priced by the third-party pricing service to calculate the fair value. Such fair value measurements consider observable data such as relevant broker/dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. The types of securities classified as Level 2 within the valuation hierarchy primarily consist of collateralized mortgage obligations, mortgage-backed securities, debt securities of U.S. Government-sponsored enterprises and agencies, corporate debt, and state and municipal securities.
When there is limited activity or less transparency around inputs to valuation, Synovus develops valuations based on assumptions that are not readily observable in the marketplace; these securities are classified as Level 3 within the valuation hierarchy. The majority of the balance of Level 3 investment securities available-for-sale consists of trust preferred securities issued by financial institutions. Synovus also carries non-marketable common equity securities and corporate bonds of small financial institutions within this category. Synovus accounts for the non-marketable common equity securities in accordance with ASC 325-20, which requires these investments to be carried at cost. To determine the fair value of the corporate bonds and trust preferred securities, management uses a measurement technique to reflect one that utilizes credit spreads and/or credit indices available from a third-party pricing service.  In addition, for each corporate bond and trust preferred security, management projects non-credit adjusted cash flows, and discounts those cash flows to net present value incorporating a relevant credit spread in the discount rate.  Other inputs to calculating fair value include potential discounts for lack of marketability.
Management uses various validation procedures to confirm the prices received from pricing services and quotations received from dealers are reasonable. Such validation procedures include reference to relevant broker/dealer quotes or other market quotes and a review of valuations and trade activity of comparable securities. Consideration is given to the nature of the quotes (e.g., indicative or firm) and the relationship of recently evidenced market activity to the prices provided by the third-party pricing service. Further, management also employs the services of an additional independent pricing firm as a means to verify and confirm the fair values of the primary independent pricing firms.
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
Private Equity Investments
Private equity investments consist primarily of equity method investments in venture capital funds which are primarily classified as Level 3 within the valuation hierarchy. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. Based on these factors, the ultimate realizable value of these investments could differ significantly from the value reflected in the accompanying consolidated financial statements. For ownership in publicly traded companies held in the funds, valuation is based on the closing market price at the balance sheet date, and the valuation of marketable securities that have market restrictions is discounted until the securities can be freely traded. The private equity investments in which Synovus holds a limited partner interest consist of funds that invest in privately held companies. For privately held companies in the funds, the general partner estimates the fair market value of the company in accordance with GAAP as clarified by ASC 820 and guidance specific to investment companies. The estimated fair market value of the company is the estimated fair value as an exit price the fund would receive if it were to sell the company in the marketplace. The fair value of the fund's underlying investments is estimated through the use of valuation models such as option pricing or a discounted cash flow model. Valuation factors such as a company's operational performance against budget or milestones, last price paid by investors, with consideration given on whether financing is provided by insiders or unrelated new investors, public market comparables, liquidity of the market, industry and economic trends, and change of management or key personnel, are used in the determination of fair value.
Also, Synovus holds an interest in an investment fund that invests in publicly traded financial services companies. Although the fund holds investments in publicly traded entities, the fair value of this investment is classified as Level 2 in the valuation hierarchy because there is no actively traded market for the fund itself, and the value of the investment is based on the aggregate market value of the publicly traded companies that are held in the fund for investment.
Investments Held in Rabbi Trusts
The investments held in Rabbi Trusts primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on quoted market prices, and are therefore classified within Level 1 of the fair value hierarchy.
Derivative Assets and Liabilities
As part of its overall interest rate risk management activities, Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk. With the exception of one derivative contract discussed herein, Synovus' derivative financial instruments are all Level 2 financial instruments. The majority of derivatives entered into by Synovus are executed over-the-counter and consist of interest rate swaps. The fair values of these derivative instruments are determined based on an internally developed model that uses readily observable market data, as quoted market prices are not available for these instruments. The valuation models and inputs depend on the type of derivative and the nature of the underlying instrument, and include interest rates, prices and indices to generate continuous yield or pricing curves, volatility factors, and customer credit related adjustments. The principal techniques used to model the value of these instruments are an income approach, discounted cash flows, Black-Scholes or binomial pricing models. The sale of TBA mortgage-backed securities for current month delivery or in the future and the purchase of option contracts of similar duration are derivatives utilized by Synovus’ mortgage banking subsidiary, and are valued by obtaining prices directly from dealers in the form of quotes for identical securities or options using a bid pricing convention with a spread between bid and offer quotations. Interest rate swaps, floors, caps and collars, and TBA mortgage-backed securities are classified as Level 2 within the valuation hierarchy.
Synovus' mortgage banking subsidiary enters into interest rate lock commitments to fund residential mortgage loans at specified times in the future. Interest rate lock commitments that relate to the origination of mortgage loans that will be held-for-sale are considered derivative instruments under applicable accounting guidance. As such, Synovus records its interest rate lock commitments and forward loan sales commitments at fair value, determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, the mortgage subsidiary enters into contractual interest rate lock commitments to extend credit, if approved, at a fixed interest rate and with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within the time frames established by the mortgage banking subsidiary Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing interest rate lock commitments to borrowers, the mortgage banking subsidiary enters into best efforts forward sales contracts with third party investors. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific interest rate lock commitments. Both the interest rate lock commitments to the borrowers and the forward sales contracts to the investors that extend through to the date the loan may close are derivatives, and accordingly, are marked to fair value through earnings. In estimating the fair value of an interest rate lock commitment, Synovus assigns a probability to the interest rate lock commitment based on an expectation that it will be exercised and the loan will be funded. The fair value of the interest rate lock commitments is derived from the fair value of related mortgage loans which is based on observable market data and includes the expected net future cash flows related to servicing of the loans. The fair value of the interest rate lock commitment is also derived from inputs that include guarantee fees negotiated with the agencies and private investors, buy-up and buy-down values provided by the agencies and private investors, and interest rate spreads for the difference between retail and wholesale mortgage rates. Management also applies fall-out ratio assumptions for those interest rate lock commitments for which we do not close a mortgage loan. The fall-out ratio assumptions are based on the mortgage subsidiary's historical experience, conversion ratios for similar loan commitments, and market conditions. While fall-out tendencies are not exact predictions of which loans will or will not close, historical performance review of loan-level data provides the basis for determining the appropriate hedge ratios. In addition, on a periodic basis, the mortgage banking subsidiary performs analysis of actual rate lock fall-out experience to determine the sensitivity of the mortgage pipeline to interest rate changes from the date of the commitment through loan origination, and then period end, using applicable published mortgage-backed investment security prices. The expected fall-out ratios (or conversely the "pull-through" percentages) are applied to the determined fair value of the unclosed mortgage pipeline in accordance with GAAP. Changes to the fair value of interest rate lock commitments are recognized based on interest rate changes, changes in the probability that the commitment will be exercised, and the passage of time. The fair value of the forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date. These instruments are defined as Level 2 within the valuation hierarchy.
In November 2009, Synovus sold certain Visa Class B shares to another Visa USA member financial institution. The sales price was based on the Visa stock conversion ratio in effect at the time for conversion of Visa Class B shares to Visa Class A unrestricted shares at a future date. In conjunction with the sale, Synovus entered into a derivative contract with the purchaser (the Visa derivative) which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The fair value of the Visa derivative is measured using an internal model that includes the use of probability weighted scenarios for estimates of Visa’s aggregate exposure to Covered Litigation matters, with consideration of amounts funded by Visa into its escrow account for the Covered Litigation matters. The internal model also includes estimated future fees payable to the derivative counterparty. Since this estimation process requires application of judgment in developing significant unobservable inputs used to determine the possible outcomes and the probability weighting assigned to each scenario, this derivative has been classified as Level 3 within the valuation hierarchy. See Note 11 for additional discussion on the Visa derivative and related litigation.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis, as of June 30, 2012 and December 31, 2011, according to the valuation hierarchy included in ASC 820-10. For equity and debt securities, class was determined based on the nature and risks of the investments. Transfers between Levels 1 and 2 for the six months ended June 30, 2012 and the year ended December 31, 2011 were inconsequential.

	June 30, 2012
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	786	—	786
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	3,613	—	3,613
State and municipal securities	—	461	—	461
All other residential mortgage-backed securities	—	7,346	—	7,346
Other investments	—	125	—	125
Total trading securities	—	12,331	—	12,331
Mortgage loans held for sale	—	120,007	—	120,007
Investment securities available for sale:
U.S. Treasury securities	307	—	—	307
U.S. Government agency securities	—	39,680	—	39,680
Securities issued by U.S. Government sponsored enterprises	—	564,526	—	564,526
Mortgage-backed securities issued by U.S. Government agencies	—	280,045	—	280,045
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,056,627	—	2,056,627
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	600,166	—	600,166
State and municipal securities	—	21,097	—	21,097
Equity securities	2,795	—	891	3,686
Other investments(1)	—	—	4,212	4,212
Total investment securities available for sale	3,102	3,562,141	5,103	3,570,346
Private equity investments	—	861	29,847	30,708
Mutual funds held in Rabbi Trusts	10,114	—	—	10,114
Derivative assets:
Interest rate contracts	—	74,471	—	74,471
Mortgage derivatives	—	3,887	—	3,887
Total derivative assets	—	78,358	—	78,358
Liabilities
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	—	766	—	766
Total trading securities	—	766	—	766
Derivative liabilities:
Interest rate contracts	—	75,761	—	75,761
Mortgage derivatives	—	2,095	—	2,095
Visa derivative	—	—	3,050	3,050
Total derivative liabilities	$—	77,856	3,050	80,906

	December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	33	—	33
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	4,040	—	4,040
State and municipal securities	—	10	—	10
All other residential mortgage-backed securities	—	11,748	—	11,748
Other investments	—	1,035	—	1,035
Total trading securities	—	16,866	—	16,866
Mortgage loans held for sale	—	161,509	—	161,509
Investment securities available for sale:
U.S. Treasury securities	426	—	—	426
U.S. Government agency securities	—	40,493	—	40,493
Securities issued by U.S. Government sponsored enterprises	—	675,421	—	675,421
Mortgage-backed securities issued by U.S. Government agencies	—	285,753	—	285,753
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,002,006	—	2,002,006
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	651,500	—	651,500
State and municipal securities	—	25,318	—	25,318
Equity securities	2,366	—	1,393	3,759
Other investments(1)	—	—	5,449	5,449
Total investment securities available for sale	2,792	3,680,491	6,842	3,690,125
Private equity investments	—	597	21,418	22,015
Mutual funds held in Rabbi Trusts	10,353	—	—	10,353
Derivative assets:
Interest rate contracts	—	83,072	—	83,072
Mortgage derivatives	—	—	1,851	1,851
Total derivative assets	—	83,072	1,851	84,923
Liabilities
Derivative liabilities:
Interest rate contracts	—	85,534	—	85,534
Mortgage derivatives	—	1,947	—	1,947
Visa derivative	—	—	9,093	9,093
Total derivative liabilities	$—	87,481	9,093	96,574

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

Net gains (losses) from fair value changes
(in thousands)	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Mortgage loans held for sale	$(192)	2,883	2,516	(221)

Mortgage Loans Held for Sale
(in thousands)	June 30, 2012	December 31, 2011
Aggregate fair value	$120,007	161,509
Unpaid principal balance	116,006	157,316
Aggregate fair value less aggregate unpaid principal balance	$4,001	4,193

Changes in Level 3 Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs (Level 3) in determining the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy. The table below includes a roll-forward of the amounts on the consolidated balance sheet for the six months ended June 30, 2012 and 2011 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis. Transfers between fair value levels are recognized at the end of the reporting period in which the associated change in inputs occur. During the first quarter of 2012, Synovus transferred the mortgage derivative asset, which consists of interest rate lock commitments totaling $1.9 million, from Level 3 to Level 2 within the fair value hierarchy, reflecting increased transparency of the inputs used to value these financial instruments, which are based on the mortgage banking subsidiary's historical experience, conversion ratios for similar loan commitments, and market conditions instead of previously used external industry data. Additionally, during the first quarter of 2012, Synovus transferred assets totaling $501 thousand that were classified as a Level 3 equity security to other assets to more accurately reflect the financial characteristics of the financial instruments.

	Six Months Ended June 30,
	2012			2011
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Contracts, Net(4)	Investment Securities Available for Sale	Private Equity Investments		Other Derivative Contracts, Net(4)
Beginning balance, January 1,	$6,842	21,418	(7,242)	10,622	47,357		5,470
Total gains (losses) realized/unrealized:
Included in earnings(1)	(450)	7,372	(4,713)	1,000	(169)		(2,319)
Unrealized gains (losses) included in other comprehensive income	(788)	—	—	1,776	—		—
Changes from consolidated to equity method investment	—	—	—	—	(27,291)		—
Purchases	—	1,057	—	—	376	(2)	—
Settlements	—	—	10,756	—	—		—
Transfers in or (out of) Level 3	(501)	—	(1,851)	—	—		—
Ending balance, June 30,	$5,103	29,847	(3,050)	13,398	20,273		3,151
The amount of total net gains (losses) for the six months included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities remaining at June 30,	$(450)	7,372	(4,713)	1,000	(169)		(2,319)

	Three Months Ended June 30,
	2012			2011
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Liability Contracts(3)	Investment Securities Available for Sale	Private Equity Investments		Other Derivative Contracts, Net(4)
Beginning balance, April 1,	$5,085	22,568	(1,719)	11,546	20,198		5,475
Total gains (losses) realized/unrealized:
Included in earnings(1)	—	7,279	(1,734)	—	(301)		(2,324)
Unrealized gains (losses) included in other comprehensive income	18	—	—	1,852	—		—
Changes from consolidated to equity method investment	—	—	—	—	—		—
Purchases	—	—	—	—	376	(2)	—
Settlements	—	—	403	—	—		—
Transfers in or (out of) Level 3	—	—	—	—	—		—
Ending balance, June 30,	$5,103	29,847	(3,050)	13,398	20,273		3,151
The amount of total net gains (losses) for the three months included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30,	$—	7,279	(1,734)	—	(301)		(2,324)

(1) Included in earnings as a component of other non-interest income.
(2) Represents additional capital contributed to a private equity investment fund for capital calls. Note that there are no such calls outstanding as of June 30, 2012.
(3) Other derivative contracts represent the Visa Derivative.
(4) Other derivative contracts include the Visa Derivative and the mortgage derivatives.
Assets Measured at Fair Value on a Non-recurring Basis
From time to time, certain assets may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting or a write-down occurring during the period. For example, if the fair value of an asset in these categories falls below its cost basis, it is considered to be at fair value at the end of the period of the adjustment. In periods where there is no adjustment, the asset is generally not considered to be at fair value. The following table presents these assets measured at fair value on a non-recurring basis as of the dates indicated, according to the valuation hierarchy included in ASC 820-10.

	June 30, 2012				December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	—	516,038	516,038	—	—	523,288	523,288
Other loans held for sale	—	—	4,074	4,074	—	—	2,841	2,841
Other real estate	—	—	154,475	154,475	—	—	112,164	112,164
Other assets held for sale	$—	—	3,199	3,199	—	—	16,254	16,254

The following table presents fair value adjustments recognized for the six and three months ended June 30, 2012 and 2011 for the following assets measured at fair value on a non-recurring basis.

	Fair Value Adjustments for the Six Months Ended June 30,		Fair Value Adjustments for the Three Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Collateral dependent impaired loans	$62,506	91,828	29,699	42,728
Other loans held for sale	1,288	4,244	1,183	4,029
Other real estate	19,925	34,288	7,580	21,464
Other assets held for sale	$1,345	6,531	431	6,531

Collateral dependent impaired loans are evaluated for impairment in accordance with the provisions of ASC 310-10-35 using the fair value of the collateral less costs to sell. For loans measured using the estimated fair value of collateral securing these loans less costs to sell, fair value is generally determined based upon appraisals performed by a certified or licensed appraiser using inputs such as absorption rates, capitalization rates, and market comparables, adjusted for estimated selling costs. Management also considers other factors or recent developments, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals. Estimated costs to sell are based on actual amounts for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Collateral dependent impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above.
Loans are transferred to other loans held for sale at fair value when Synovus makes the determination to sell specifically identified loans. The fair value of the loans is primarily determined by analyzing the underlying collateral of the loan and the anticipated market prices of similar assets less estimated costs to sell. At the time of transfer, if the fair value is less than the carrying amount, the difference is recorded as a charge-off against the allowance for loan losses. Decreases in the fair value subsequent to the transfer, as well as gains/losses realized from sale of these loans, are recognized as (gains) losses on other loans held for sale, net a component of non-interest expense on the consolidated statements of operations.
ORE consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans. The fair value of ORE is determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. An asset that is acquired through, or in lieu of, a loan foreclosure is valued at the fair value of the asset less the estimated cost to sell. The fair value results in a new cost basis for the asset. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value but not to exceed the new cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the fair value estimates indicated in the appraisals. Internally adjusted valuations are considered Level 3 measurements as management uses assumptions that may not be observable in the market.
Other assets held for sale consist of certain premises and equipment held for sale, including those related to the efficiency initiatives discussed in Note 3 “Restructuring Charges” herein. These assets are classified as held for sale and recorded at the lower of their amortized cost or fair value, less costs to sell, consistent with ASC 360-10. The fair value of these assets is determined primarily on the basis of appraisals or BOV, as circumstances warrant, adjusted for estimated selling costs. Both techniques engage licensed or certified professionals that use inputs such as absorption rates, capitalization rates, and market comparables; these valuations are considered Level 3 measurements since assumptions or inputs may not be observable in the market.

Quantitative Information about Level 3 Fair Value Measurements
The tables below provide an overview of the valuation techniques and significant unobservable inputs used in those techniques to measure financial instruments that are classified within Level 3 of the valuation hierarchy. The range of sensitivities that management utilized in its fair value calculations is deemed acceptable in the industry with respect to the identified financial instruments.

	June 30, 2012
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Assets measured at fair value on a recurring basis

Investment Securities Available-for-Sale
Equity securities	$891	Individual analysis of each investment	Multiple data points, including, but not limited to evaluation of past and projected business performance	N/A

Other investments:

Corporate bonds	1,002	Discounted cash flow	Credit spread embedded in discount rate	500-700 b.p.s (598 b.p.s)
			Discount for lack of marketability(a)	0%-10% (0%)

Trust preferred securities	3,210	Discounted cash flow	Credit spread embedded in discount rate	250-750 b.p.s (568 b.p.s)
			Discount for lack of marketability(a)	0%-10% (0%)

Private equity investments	29,847	Individual analysis of each investee company
Multiple factors, including but not limited to, current operations, financial conditions, cash flows, evaluation of business management and financial plans, and recently executed company transactions related to the investee companies
				N/A

Visa derivative liability	3,050	Probability model	Probability-weighted potential outcomes of the Covered Litigation, and fees payable to the counterparty, through the estimated term of the contract	$400 thousand to $3.1 million ($3.1 million)

	June 30, 2012
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans	$516,038	Third party appraised value of collateral less estimated selling costs	Appraised value (b)	0%-75% (20%)
			Estimated selling costs	0%-10% (7%)

Other loans held for sale	4,074	Third party appraised value of collateral less estimated selling costs	Appraised value (b)	0%-75% (20%)
			Estimated selling costs	0%-10% (7%)

Other real estate	154,475	Third party appraised value of collateral less estimated selling costs	Appraised value (b)	0%-50% (22%)
			Estimated selling costs	0%-10% (7%)

Other assets held for sale	3,199	Third party appraised value of collateral less estimated selling costs or BOV	Appraised value (b)	0% - 45% (21%)
			Estimated selling costs	0%-10% (7%)
(a) Represents management's estimate of discount that market participants would require based on the instrument's lack of marketability.
(b) Synovus also makes adjustments to the values of the assets listed above for various reasons, including age of the appraisal, information known by management about the property, such as occupancy rates, changes to the physical conditions of the property, and other factors.
Sensitivity Analysis of Level 3 Unobservable Inputs Measured on a Recurring Basis
Included in the fair value estimates of financial instruments carried at fair value on the consolidated balance sheet are those estimated in full or in part using valuation techniques based on assumptions that are not supported by observable market prices, rates, or other inputs. Unobservable inputs are assessed carefully, considering the current economic environment and market conditions. However, by their very nature, unobservable inputs imply a degree of uncertainty in their determination, because they are supported by little, if any, market activity for the related asset or liability.
Investment Securities Available-for-Sale
The significant unobservable inputs used in the fair value measurement of the corporate obligations in Level 3 assets are the credit spread embedded in the discount rate and the discount for lack of marketability. Generally, a change in one or more assumptions, and the degree or sensitivity of the change used, can have a meaningful impact on fair value. With regard to the corporate bonds and trust preferred securities in Level 3 assets, raising the credit spread, and raising the discount for lack of marketability assumptions will result in a lower fair value measurement.
Private Equity Investments
In the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of private equity investments, significant judgment is required to value these investments. The significant unobservable inputs used in the fair value measurement of private equity investments include current operations, financial condition, and cash flows, comparables and private sales, when available; and recently executed financing transactions related to investee companies.
Visa Derivative Liability
The fair value of the Visa derivative liability is measured using a probability model, which utilizes probability weighted scenarios for estimates of Visa’s aggregate exposure (from which the Company's exposure is derived) to Covered Litigation matters, which include consideration of amounts funded by Visa into its escrow account for the Covered Litigation matters, Visa's disclosures about the Covered Litigation, and estimated future monthly fees payable to the derivative counterparty. Significant increases (decreases) in any of these inputs in isolation would result in a significantly higher(lower) valuation of the Visa derivative liability. Generally, a change in the amount funded by Visa into its escrow for the Covered Litigation would have a directionally similar change in the assumptions used for the discounted cash flow technique used to compute fair value.
Fair Value of Financial Instruments
The following table presents the carrying and fair values of financial instruments at June 30, 2012 and December 31, 2011. The fair value represents management’s best estimates based on a range of methodologies and assumptions. For financial instruments that are not recorded at fair value on the balance sheet, such as loans, interest bearing deposits (including brokered deposits), and long-term debt, the figures given in the notes should not be taken as an estimate of the amount that would be realized if all such financial instruments were to be settled immediately. The fair values of financial instruments include accrued interest, as applicable.
Cash and cash equivalents, interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements are repriced on a short-term basis; as such, the carrying value closely approximates fair value. Since these amounts generally relate to highly liquid assets, these are considered a Level 1 measurement.
Loans, net of deferred fees and costs, are recognized at the amount of funds advanced, less charge-offs and an estimation of credit risk represented by the allowance for loan losses. The fair value estimates for disclosure purposes differentiate loans based on their financial characteristics, such as product classification, loan category, pricing features, and remaining maturity. The fair value of loans is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, mortgage, home equity, credit card, and other consumer loans. Commercial loans are further segmented into certain collateral code groupings. The fair value of the loan portfolio is calculated, in accordance with ASC 825-10-50, by discounting contractual cash flows using estimated market discount rates, which reflect the credit and interest rate risk inherent in the loan. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820-10 and generally produces a higher value than a pure exit price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is estimated using appraisals of the collateral. Collateral values are monitored and additional write-downs are recognized if it is determined that the estimated collateral values have declined further. Estimated costs to sell are based on current amounts of disposal costs for similar assets. Carrying value is considered to reflect fair value for these loans. Loans are considered a Level 3 fair value measurement.
The fair value of deposits with no stated maturity, such as non-interest bearing demand accounts, interest bearing demand deposits, money market accounts, and savings accounts, is estimated to be equal to the amount payable on demand as of that respective date. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The value of long-term relationships with depositors is not taken into account in estimating fair values. Synovus has developed long-term relationships with its customers through its deposit base and in the opinion of management these items add significant value to Synovus. Synovus has determined that the appropriate classification for deposits is Level 2 due to the ability to reasonably measure all inputs to valuation based on observable market variables. Short-term and long-term debt is also considered a Level 2 valuation, as management relies on market prices for bonds or debt that is similar, but not necessarily identical, to the debt being valued. Short-term debt that matures within ten days is assumed to be at fair value, and is considered a Level 1 measurement. The fair value of other short-term and long-term debt with fixed interest rates is calculated by discounting contractual cash flows using market discount rates for bonds or debt that is similar but not identical.

The carrying and estimated fair values of financial instruments, as well as the level within the fair value hierarchy, as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012
(in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$523,302	523,302	523,302	—	—
Interest bearing funds with Federal Reserve Bank	1,301,244	1,301,244	1,301,244	—	—
Interest earning deposits with banks	16,003	16,003	16,003	—	—
Federal funds sold and securities purchased under resale agreements	118,098	118,098	118,098	—	—
Trading account assets	12,331	12,331	—	12,331	—
Mortgage loans held for sale	120,007	120,007	—	120,007	—
Other loans held for sale	32,601	32,601	—	—	32,601
Investment securities available for sale	3,570,346	3,570,346	3,102	3,562,141	5,103
Private equity investments	30,708	30,708	—	861	29,847
Loans, net	19,226,802	19,291,650	—	—	19,291,650
Derivative asset positions	78,358	78,358	—	78,358	—
Financial liabilities
Trading account liabilities	766	766	—	766	—
Non-interest bearing deposits	5,607,680	5,607,680	—	5,607,680	—
Interest bearing deposits	15,957,385	15,991,415	—	15,991,415	—
Federal funds purchased and other short-term borrowings	351,173	351,173	351,173	—	—
Long-term debt	1,301,616	1,308,580	—	1,308,580	—
Derivative liability positions	$80,906	80,906	—	77,856	3,050

	December 31, 2011
(in thousands)	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$510,423	510,423
Interest bearing funds with Federal Reserve Bank	1,567,006	1,567,006
Interest earning deposits with banks	13,590	13,590
Federal funds sold and securities purchased under resale agreements	158,916	158,916
Trading account assets	16,866	16,866
Mortgage loans held for sale	161,509	161,509
Other loans held for sale	30,156	30,156
Investment securities available for sale	3,690,125	3,690,125
Private equity investments	22,015	22,015
Loans, net	19,543,319	19,621,279
Derivative asset positions	84,923	84,923
Financial liabilities
Non-interest bearing deposits	5,366,868	5,366,868
Interest bearing deposits	17,044,884	17,092,784
Federal funds purchased and other short-term borrowings	313,757	313,757
Long-term debt	1,364,727	1,302,560
Derivative liability positions	$96,574	96,574

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
From time to time, Synovus utilizes interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating rate interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges, as discussed below. As of June 30, 2012 and December 31, 2011, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk.
Cash Flow Hedges
Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of operations as a component of other non-interest income. As of June 30, 2012, there were no cash flow hedges outstanding, and therefore, no cumulative ineffectiveness.
Synovus expects to reclassify from accumulated other comprehensive income (loss) $(383) thousand to pre-tax income during the next twelve months as amortization of deferred gains (losses) are recorded.
Synovus did not terminate any cash flow hedges during 2012 or 2011. The remaining unamortized deferred gain (loss) balance on all previously terminated cash flow hedges at June 30, 2012 and December 31, 2011 was $(2.2) million and $(630) thousand, respectively.
Fair Value Hedges
Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair value of various fixed rate liabilities due to changes in the benchmark interest rate, LIBOR. Synovus calculates effectiveness of the fair value hedges quarterly using regression analysis. As of June 30, 2012, there were no fair value hedges outstanding, and therefore, no cumulative ineffectiveness. Ineffectiveness from fair value hedges is recognized in the consolidated statements of operations as a component of other non-interest income.
Synovus did not terminate any fair value hedges during 2012 or 2011. The remaining unamortized deferred net gain balance on all previously terminated fair value hedges at June 30, 2012 and December 31, 2011 was $16.0 million and $21.2 million, respectively.
Customer Related Derivative Positions
Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the interest rate risk. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of June 30, 2012, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.2 billion, a decrease of $280.6 million compared to December 31, 2011.
Visa Derivative
In conjunction with the sale of Class B shares of common stock issued by Visa to Synovus as a Visa USA member, Synovus entered into a derivative contract with the purchaser, which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The conversion ratio changes when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation, for which Visa is indemnified by Visa USA members. The litigation escrow is funded by proceeds from Visa’s conversion of Class B shares. The fair value of the derivative liability is based on an estimate of Synovus’ membership proportion of Visa’s aggregate exposure to the Covered Litigation, or in effect, the future cumulative deposits to the litigation escrow for settlement of the Covered Litigation, and estimated future monthly fees payable to the derivative counterparty. See Note 11 for further discussion.
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
At June 30, 2012 and December 31, 2011, Synovus had commitments to fund at a locked interest rate, primarily fixed-rate mortgage loans to customers in the amount of $220.9 million and $115.5 million, respectively. The fair value of these commitments at a locked interest rate resulted in an unrealized net gain of $3.9 million and $1.2 million for the six months ended June 30, 2012 and 2011, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of operations.
At June 30, 2012 and December 31, 2011, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $284.5 million and $202.5 million, respectively. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding commitments at a locked interest rate to originate residential mortgage loans for resale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans resulted in an unrealized loss of $2.1 million and $446 thousand, respectively, for the six months ended June 30, 2012 and 2011, respectively, which was recorded as a component of mortgage revenue in the consolidated statements of operations.
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
Collateral Contingencies
Certain derivative instruments contain provisions that require Synovus to maintain an investment grade credit rating from each of the major credit rating agencies. When Synovus’ credit rating falls below investment grade, these provisions allow the counterparties of the derivative instrument to demand immediate and ongoing full collateralization on derivative instruments in net liability positions and, for certain counterparties, request immediate termination. As Synovus’ current rating is below investment grade, Synovus is required to post collateral, as required by each agreement, against these positions. As of June 30, 2012, collateral totaling $113.6 million, consisting of cash and short-term investments, has been pledged to the derivative counterparties to comply with collateral requirements.

The impact of derivative instruments on the consolidated balance sheets at June 30, 2012 and December 31, 2011 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
(in thousands)	Location on Consolidated Balance Sheet	June 30, 2012	December 31, 2011	Location on Consolidated Balance Sheet	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Cash flow hedges	Other assets	$—	—	Other liabilities	$—	—
Total derivatives designated as hedging instruments		$—	—		$—	—
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$74,471	83,072	Other liabilities	$75,761	85,534
Mortgage derivatives	Other assets	3,887	1,851	Other liabilities	2,095	1,947
Visa derivative	Other assets	—	—	Other liabilities	3,050	9,093
Total derivatives not designated as hedging instruments		$78,358	84,923		$80,906	96,574
Total derivatives		$78,358	84,923		$80,906	96,574

The effect of the amortization of the termination of cash flow hedges on the consolidated statements of operations for the six months ended June 30, 2012 and 2011 is presented below.

	Amount of Gain		Location of	Amount of Gain
	(Loss) Recognized		Gain (Loss)	(Loss) Reclassified		Location of	Amount of Gain (Loss)
	in OCI		Reclassified	from OCI into Income		Gain (Loss)	Recognized in Income
	Effective Portion		from OCI	Effective Portion		Recognized	Ineffective Portion
	Six Months Ended June 30,		into Income	Six Months Ended June 30,		in Income	Six Months Ended June 30,
			Effective			Ineffective
(in thousands)	2012	2011	Portion	2012	2011	Portion	2012	2011
Interest rate contracts	$(811)	101	Interest income	$744	4,461	Other non-interest income	$—	—

The effect of fair value hedges on the consolidated statements of operations for the six months ended June 30, 2012 and 2011 is presented below.

	Derivative			Hedged Item
	Location of	Amount of Gain (Loss)			Amount of Gain (Loss)
	Gain (Loss)	Recognized in Income on		Location of	Recognized in Income On
	Recognized	Derivative		Gain (Loss)	Hedged Item
	in Income	Six Months Ended June 30,		Recognized in	Six Months Ended June 30,
	on			Income on
(in thousands)	Derivative	2012	2011	Hedged Item	2012	2011
Derivatives not designated as hedging instruments
Interest rate contracts(1)	Other non- interest income	$1,172	(379)		$—	—
Mortgage derivatives(2)	Mortgage banking income	1,888	1,272		—	—
Total		$3,060	893		$—	—

(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(2) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans.

The effect of the amortization of the termination of cash flow hedges on the consolidated statements of operations for the three months ended June 30, 2012 and 2011 is presented below.

	Amount of Gain		Location of	Amount of Gain
	(Loss) Recognized		Gain (Loss)	(Loss) Reclassified		Location of	Amount of Gain (Loss)
	in OCI		Reclassified	from OCI into Income		Gain (Loss)	Recognized in Income
	Effective Portion		from OCI	Effective Portion		Recognized	Ineffective Portion
	Three Months Ended June 30,		into Income	Three Months Ended June 30,		in Income	Three Months Ended June 30,
			Effective			Ineffective
(in thousands)	2012	2011	Portion	2012	2011	Portion	2012	2011
Interest rate contracts	$(172)	1,417	Interest income	$248	1,872	Other non-interest income	$—	—

The effect of fair value hedges on the consolidated statements of operations for the three months ended June 30, 2012 and 2011 is presented below.

	Derivative			Hedged Item
	Location of	Amount of Gain (Loss)			Amount of Gain (Loss)
	Gain (Loss)	Recognized in Income on		Location of	Recognized in Income On
	Recognized	Derivative		Gain (Loss)	Hedged Item
	in Income	Three Months Ended June 30,		Recognized in	Three Months Ended June 30,
	on			Income on
(in thousands)	Derivative	2012	2011	Hedged Item	2012	2011
Derivatives not designated as hedging instruments
Interest rate contracts(1)	Other non- interest income	$47	(398)		$—	—
Mortgage derivatives(2)	Mortgage banking income	119	(61)		—	—
Total		$166	(459)		$—	—

(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(2) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans.

Note 9 - Earnings (Loss) Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted earnings (loss) per common share for the six and three months ended June 30, 2012 and 2011.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Basic Earnings (Loss) Per Share
Net income (loss) available to common shareholders	$46,172	(147,158)	24,803	(53,504)
Weighted average number of common shares outstanding	786,355	785,260	786,576	785,277
Basic earnings (loss) per share	$0.06	(0.19)	0.03	(0.07)

Diluted Earnings (Loss) Per Share
Net income (loss) available to common shareholders	$46,172	(147,158)	24,803	(53,504)

Weighted average number of common shares outstanding	786,355	785,260	786,576	785,277
Add:
Effect of dilutive share based awards	338	(a)	336	(a)
Effect of tMEDS settlement	122,849	(a)	122,849	(a)
Weighted average number of diluted common shares	909,542	785,260	909,761	785,277
Diluted earnings (loss) per share	$0.05	(0.19)	0.03	(0.07)

(a) Synovus reported a net loss attributable to common shareholders for the six and three months ended June 30, 2011. For these periods, diluted loss per share equals basic loss per share pursuant to ASC 260-10-45 as the effect of settling share based awards and tMEDS contracts would be anti-dilutive. For both the six and three months ended June 30, 2012, the number of anti-dilutive shares was 25.5 million.

Note 10 - Share-based Compensation
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. At June 30, 2012, Synovus had a total of 23,685,188 shares of its authorized but unissued Common Stock reserved for future grants under the 2007 Omnibus Plan. The Plan permits grants of share-based compensation including stock options, non-vested shares, and restricted share units. The grants generally include vesting periods ranging from two to five years and contractual terms of ten years. Stock options are granted at exercise prices which equal the fair market value of a share of common stock on the grant-date. Non-vested shares and restricted share units are awarded at no cost to the recipient upon their grant. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.
Share-based Compensation Expense
Synovus’ share-based compensation costs associated with employee grants are recorded as a component of salaries and other personnel expense in the consolidated statements of operations. Share-based compensation costs associated with grants made to non-employee directors of Synovus are recorded as a component of other operating expenses. Share-based compensation expense for service-based awards is recognized net of estimated forfeitures for plan participants on a straight-line basis over the vesting period. Total share-based compensation expense was $4.6 million and $2.9 million for the six and three months ended June 30, 2012 and $2.4 million and $1.5 million for the six and three months ended June 30, 2011, respectively.
Stock Options
During the six months ended June 30, 2012, Synovus awarded an aggregate amount of 4,586,666 stock options to key employees throughout the Synovus organization. The awards contain a service-based vesting period of three years. The weighted average grant-date fair value of the awarded stock options was $1.03 determined using the Black-Scholes option pricing model. At June 30, 2012, there were 19,456,631 options to purchase shares of Synovus' common stock outstanding with a weighted average exercise price of $8.37.
Restricted Share Units and Salary Stock Units
During the six months ended June 30, 2012, Synovus awarded an aggregate amount of 3,160,800 restricted share units to key employees and non-employee directors. The majority of the awards contain a service-based vesting period of three years. In addition to the service vesting requirement, the vesting of certain awards made to senior management is contingent upon the repayment of its Series A Preferred Stock and achievement of profitability vesting requirements. The weighted average grant-date fair value of the awarded restricted share units was $2.05 per share. At June 30, 2012, including dividend equivalents granted, there were 6,355,357 restricted share units outstanding with a weighted average grant-date fair value of $2.36.
During the six months ended June 30, 2012, Synovus also granted 300,478 salary stock units to certain key employees of Synovus, which vested and were expensed immediately upon grant. Each restricted stock unit represents a right to one share of common stock. Compensation expense is determined based on the number of restricted stock units granted and the market price of Synovus' common stock at the grant date. The total fair value of salary stock units granted during the six months ended June 30, 2012 was $595 thousand. The restricted stock units are classified as liabilities and will be settled in cash in February 2013.

Note 11 - Visa Shares and Related Agreement
Synovus is a member of the Visa USA network and received shares of Visa Class B common stock in exchange for its membership interest in Visa USA in conjunction with the public offering by the Visa IPO in 2008. Visa members have indemnification obligations with respect to the Covered Litigation. Visa Class B shares are subject to certain restrictions until March 25, 2011 or settlement of the Covered Litigation. As of June 30, 2012, all of the Covered Litigation had not been settled. Visa has established a litigation escrow to fund settlement of the Covered Litigation. The litigation escrow is funded by proceeds from Visa's conversion of Class B shares.
The Visa IPO was completed in March 2008. Immediately following completion of the Visa IPO in March 2008, Visa redeemed a portion of the Class B shares of its common stock held by Visa members. Synovus recognized a pre-tax gain of $38.5 million on redemption of a portion of its Visa Class B shares. During 2008 and 2009, Synovus reduced its contingent liability for its indemnification obligation upon events of Visa's funding of litigation escrow through conversion of Class B shares as described above.
In November 2009, Synovus sold its remaining Visa Class B shares to another Visa USA member financial institution for $51.9 million and recognized a gain on sale of $51.9 million. In conjunction with the sale, Synovus entered into a derivative contract with the purchaser which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The fair value of the derivative liability of $3.1 million and $9.1 million, at June 30, 2012 and December 31, 2011, respectively, is based on an estimate of Visa's exposure to liability based upon probability-weighted potential outcomes of the Covered Litigation, and with respect to June 30, 2012 includes the present value of estimated future fees payable to the derivative counterparty.
The conversion rate from Visa Class B to Visa Class A shares changed in February 2012 in conjunction with Visa's $1.57 billion deposit to the litigation escrow in December 2011. Synovus paid a settlement of $9.9 million to the derivative counterparty in connection with the conversion rate change in the first quarter of 2012. During the six and three months ended June 30, 2012, Synovus increased the fair value of its derivative liability by $4.2 million and $1.7 million, respectively, and recognized a corresponding indemnification charge to earnings of $4.7 million and $1.7 million, respectively. For the six months ended June 30, 2012, the $4.7 million indemnification charges included the $4.2 million increase in the fair value of the derivative liability and $466 thousand of fees payable to the derivative counterparty.
    On July 13, 2012, Visa announced that it had signed a memorandum of understanding with the class plaintiffs in the multi-district interchange litigation, and that Visa's share of the proposed $6.6 billion in settlement payments would represent approximately $4.4 billion. This announcement was factored into the fair value determination as of June 30, 2012 using the probability model described in Note 7. Management believes that the estimate of Synovus' exposure to the Visa Indemnification and fees associated with the Visa Derivative is adequate based on current information, including Visa's recent announcement. However, future developments in the litigation could require potentially significant changes to Synovus' estimate.

Note 12 - Income Taxes
For the six and three months ended June 30, 2012, Synovus calculated an income tax benefit by applying the estimated annual effective tax rate. For the six and three months ended June 30, 2011, Synovus determined that a reliable annual effective tax rate estimate could not be made; accordingly, Synovus calculated income tax expense based on an actual effective tax rate applied to the year-to-date results.
Deferred income tax assets are analyzed on a quarterly basis, based on standards in ASC 740, to determine the likelihood that they will be realized. All available evidence about the realization of DTA's, both positive and negative, which can be objectively verified, is considered. At June 30, 2012, Synovus' positive evidence in support of its use of forecasted future earnings as a source of realizing DTAs was deemed insufficient to overcome the negative evidence associated with its pre-tax cumulative loss position. Management concluded that it is more likely than not that $2 million of the June 30, 2012 net DTAs will be realized as compared to $2.1 million at December 31, 2011. This determination is based on the separate entity state income tax liabilities.

A reconciliation of the beginning and ending amounts of the valuation allowance recorded against DTAs is as follows:

(in thousands)	2012	2011
Balance at January 1,	$821,429	774,961
Increase (decrease) for the three months ended March 31,	(4,181)	43,906
Increase (decrease) for the three months ended June 30,	(16,859)	9,723
Balance at June 30,	$800,389	828,590

Synovus expects to reverse substantially all (or approximately $779 million) of the DTA valuation allowance once it has demonstrated a sustainable return to profitability, perhaps at the point it has significantly improved credit quality, and experienced consecutive profitable quarters coupled with a forecast of sufficient taxable income during the carryforward period. The reversal could occur as a single event or over a period of time depending upon the level of forecasted taxable income, the probability related to realizing the forecasted taxable income, and the estimated risk related to credit quality.
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

(in thousands)	2012	2011
Balance at January 1,	$5,985	6,315
First quarter activity:
Additions based on income tax positions related to current year	57	70
Additions for income tax positions of prior years	—	—
Reductions for income tax positions of prior years	(343)	(415)
Settlements	—	—
Net, first quarter activity	(286)	(345)
Balance at March 31,	5,699	5,970
Second quarter activity:
Additions based on income tax positions related to current year	58	70
Additions for income tax positions of prior years	175	—
Reductions for income tax positions of prior years	(2,431)	—
Settlements	(1,250)	—
Net, second quarter activity	(3,448)	70
Balance at June 30,	$2,251	6,040

Accrued interest and penalties related to unrecognized income tax benefits are included as a component of income tax expense. Accrued interest and penalties on unrecognized income tax benefits totaled $1.5 million and $503 thousand as of January 1 and June 30, 2012, respectively. Total unrecognized income tax benefits as of January 1 and June 30, 2012 that, if recognized, would affect the effective income tax rate is $4.8 million and $1.8 million (net of the federal benefit on state income tax issues) respectively, which includes interest and penalties of $943 thousand and $327 thousand, respectively. During the three months ended June 30, 2012, Synovus reached a settlement with a state taxing authority which resulted in a reduction of its reserve under ASC 740-10-25 in the amount of $2.8 million, and was recorded as a reduction of income tax expense reported in both the six and three months ended June 30, 2012. Synovus expects an approximate range of $210 thousand to $1.3 million of uncertain income tax positions will be either settled or resolved during the next twelve months.

Note 13 - Legal Proceedings
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate accrual. An event is considered to be “probable” if “the future event is likely to occur.” The actual amounts accrued by Synovus in respect of legal matters as of June 30, 2012 are not material to Synovus' consolidated financial statements. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
In addition, where Synovus determines that there is a reasonable possibility of a loss in respect of legal matters, including those legal matters described below; Synovus considers whether it is able to estimate the total reasonably possible loss or range of loss. An event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely.” An event is “remote” if “the chance of the event or future event occurring is more than slight but less than reasonably possible." In many situations, Synovus may be unable to estimate reasonably possible losses due to the preliminary nature of the legal matters, as well as a variety of other factors and uncertainties. For those legal matters where Synovus is able to estimate a range of reasonably possible losses, Synovus' management currently estimates the aggregate range of reasonably possible losses is from zero to $75 million in excess of amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to Synovus, and the actual losses could prove to be higher. As there are further developments in these legal matters, Synovus will reassess these matters at least on a quarterly basis, and the estimated range of reasonably possible losses may change as a result of this assessment. Based on our current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, operating results or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations and financial condition for any particular period.
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
Securities Class Action and Related Litigation
On July 7, 2009, the City of Pompano Beach General Employees' Retirement System filed suit against Synovus, and certain of Synovus' current and former officers, in the United States District Court, Northern District of Georgia (Civil Action File No. 1:09-CV-1811) (the “Securities Class Action”); and on June 11, 2010, Lead Plaintiffs, the Labourers' Pension Fund of Central and Eastern Canada and the Sheet Metal Workers' National Pension Fund, filed an amended complaint alleging that Synovus and the named individual defendants misrepresented or failed to disclose material facts that artificially inflated Synovus' stock price in violation of the federal securities laws. Lead Plaintiffs' allegations are based on purported exposure to Synovus' lending relationship with the Sea Island Company and the impact of such alleged exposure on Synovus' financial condition. Lead Plaintiffs in the Securities Class Action seek damages in an unspecified amount. On May 19, 2011, the Court ruled that the amended complaint failed to satisfy the mandatory pleading requirements of the Private Securities Litigation Reform Act. The Court also ruled that Lead Plaintiffs would be allowed the opportunity to submit a further amended complaint. Lead Plaintiffs served their second amended complaint on June 27, 2011. Defendants filed a Motion to Dismiss that complaint on July 27, 2011. On March 22, 2012, the Court granted in part and denied in part that Motion to Dismiss. On April 19, 2012, the Defendants filed a motion requesting that the Court reconsider its March 22, 2012 order, which motion was denied on July 27, 2012. Defendants filed their answer to the second amended complaint on May 21, 2012. Discovery in this case is ongoing.
On November 4, 2009, a shareholder filed a putative derivative action purportedly on behalf of Synovus in the United States District Court, Northern District of Georgia (Civil Action File No. 1:09-CV-3069) (the “Federal Shareholder Derivative Lawsuit”), against certain current and/or former directors and executive officers of Synovus. The Federal Shareholder Derivative Lawsuit asserts that the individual defendants violated their fiduciary duties based upon substantially the same facts as alleged in the Securities Class Action described above. The plaintiff is seeking to recover damages in an unspecified amount and equitable and/or injunctive relief.
On December 1, 2009, at the request of the parties, the Court consolidated the Securities Class Action and Federal Shareholder Derivative Lawsuit for discovery purposes, captioned In re Synovus Financial Corp., 09-CV-1811-JOF, holding that the two cases involve “common issues of law and fact.” Plaintiff in the Federal Shareholder Derivative Lawsuit served a verified amended shareholder derivative complaint on June 5, 2012. On July 25, 2012, Defendants filed a motion to dismiss the amended shareholder derivative complaint. Discovery in this case is ongoing.
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
There are significant uncertainties involved in any potential class action and derivative litigation. Synovus may seek to mediate the Securities Class Action and Related Litigation in order to determine whether a reasonable settlement can be reached. In the event the Securities Class Action and the related litigation are not settled, Synovus and the individually named defendants collectively intend to vigorously defend themselves against the Securities Class Action and Related Litigation.
Overdraft Litigation
Posting Order Litigation
On September 21, 2010, Synovus, Synovus Bank and CB&T were named as defendants in a putative multi-state class action relating to the manner in which Synovus Bank charges overdraft fees to customers. The case, Childs et al. v. Columbus Bank and Trust et al., was filed in the Northern District of Georgia, Atlanta Division, and asserts claims for breach of contract and breach of the covenant of good faith and fair dealing, unconscionability, conversion and unjust enrichment for alleged injuries suffered by plaintiffs as a result of Synovus Bank's assessment of overdraft charges in connection with its POS/debit and automated-teller machine cards allegedly resulting from the sequence used to post payments to the plaintiffs' accounts. On October 25, 2010, the Childs case was transferred to a multi-district proceeding in the Southern District of Florida. In Re; Checking Account Overdraft Litigation, MDL No. 2036. Plaintiffs amended their complaint on October 21, 2011. The Synovus entities filed a motion to dismiss the amended complaint on November 22, 2011, and the motion was denied on July 26, 2012. Synovus expects to file an answer to the amended complaint by August 16, 2012.
On January 25, 2012, Synovus Bank was named as a defendant in another putative multi-state class action relating to the manner in which Synovus Bank charges overdraft fees to customers. The case, Green et al. v. Synovus Bank, was filed in the Middle District of Georgia, Columbus Division, and asserts claims for breach of contract and breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment and money had and received for alleged injuries suffered by plaintiffs as a result of Synovus Bank's assessment of overdraft charges in connection with its POS/debit and automated-teller machine cards allegedly resulting from the sequence used to post payments to the plaintiffs' accounts. On February 14, 2012, Synovus Bank filed a motion to dismiss the complaint. On March 8, 2012, Plaintiff filed an amended complaint to add a claim under the Georgia Fair Business Practices Act. On March 22, 2012, Synovus Bank filed a motion to dismiss the amended complaint. That motion remains pending. On April 19, 2012, the Judicial Panel on Multidistrict Litigation issued a Conditional Transfer Order conditionally transferring the case to the multi-district proceeding in the Southern District of Florida. In Re; Checking Account Overdraft Litigation, MDL No. 2036. On April 20, 2012, Synovus Bank and Plaintiffs separately filed objections to the Conditional Transfer Order. On May 4 and 5, 2012 Synovus Bank and Plaintiffs separately filed motions to vacate the Conditional Transfer Order. Those motions remain pending.
Assertion of Overdraft Fees as Interest Litigation
Synovus Bank was also named as a defendant in a putative state-wide class action in which the plaintiffs allege that overdraft fees charged to customers constitute interest and, as such, are usurious under Georgia law. The case, Griner et. al. v. Synovus Bank, et. al. was filed in Gwinnett County State Court (state of Georgia) on July 30, 2010, and asserts claims for usury, conversion and money had and received for alleged injuries suffered by the plaintiffs as a result of Synovus Bank's assessment of overdraft charges in connection with its POS/debit and automated-teller machine cards used to access customer accounts. Plaintiffs contend that such overdraft charges constitute interest and are therefore subject to Georgia usury laws. Synovus Bank contends that such overdraft charges constitute non-interest fees and charges under both federal and Georgia law and are otherwise exempt from Georgia usury limits. On September 1, 2010, Synovus Bank removed the case to the United States District Court for the Northern District of Georgia, Atlanta Division. The plaintiffs filed a motion to remand the case to state court. On July 22, 2011, the federal court entered an order granting plaintiffs' motion to remand the case to the Gwinnett County State Court. Synovus Bank subsequently filed a motion to dismiss. On February 22, 2012, the state court entered an order denying the motion to dismiss. On March 1, 2012, the state court signed and entered a certificate of immediate review thereby permitting Synovus Bank to petition the Georgia Court of Appeals for a discretionary appeal of the denial of the motion to dismiss. On March 12, 2012, Synovus Bank filed its application for interlocutory appeal with the Georgia Court of Appeals. On April 3, 2012, the Georgia Court of Appeals granted Synovus Bank's application for interlocutory appeal of the state court's order denying Synovus Bank's motion to dismiss. On April 11, 2012 Synovus Bank filed its notice of appeal. The case remains pending on appeal.

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

(2)
further declines in the values of residential and commercial real estate may result in further write-downs of assets and realized losses on disposition of non-performing assets, which may increase credit losses and negatively affect our financial results;

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

(10)
the risks that we may be required to undertake additional strategic initiatives or seek or deploy additional capital to satisfy applicable and proposed regulatory capital standards and pressures in light of expected increases in capital requirements or as a result of supervisory actions or directives;

(11)
changes in the cost and availability of funding due to changes in the deposit market and credit market, including any loss of deposits as a result of the scheduled expiration of the TAGP, or the way in which we are perceived in such markets, including a further reduction in our credit ratings;

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

(14)
the impact of our continued participation in TARP and the CPP, including the impact on compensation and other restrictions imposed under TARP which affect our ability to attract, retain, and compensate talented executives and other employees and the impact of actions that we may be required to take to exit from the CPP and repay the outstanding

Series A Preferred Stock issued under the CPP;

(15)
the impact of the Dodd-Frank Act and other recent and proposed changes in governmental policy, laws and regulations, including proposed and recently enacted changes in the regulation of banks and financial institutions, or the interpretation or application thereof, including restrictions, increased capital requirements, limitations and/or penalties arising from banking, securities and insurance laws, enhanced regulations and examinations and restrictions on compensation;

(16)
the impact on our financial results, reputation, and business if we are unable to comply with all applicable federal and state regulations and applicable memoranda of understanding, other supervisory actions or directives and any necessary capital initiatives;

(17)	the risk that our enterprise risk management framework may not identify or address risks adequately, which may result in unexpected losses;

(18)
the continuing impact of the execution of our strategic plan and efficiency and growth initiatives announced in late 2010 and January 2011, including the risk that we may not sustain the annual levels of expense savings realized to date under the plan or achieve the additional expense savings, revenue growth and other benefits from such initiatives;

(19)	the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto;

(20)
risks related to a failure in or breach of our operational or security systems of our infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks, which could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs or cause losses;

(21)	the costs of services and products provided to us by third parties, whether as a result of our financial condition, credit ratings, the way we are perceived by such parties, the economy or otherwise;

(22)	the effects of any damages to Synovus' reputation resulting from developments related to any of the items identified above; and

(23)
other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part I - Item 1A.- Risk Factors" of Synovus' 2011 Form 10-K.

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

Introduction and Corporate Profile
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
The following financial review summarizes the significant trends affecting Synovus’ results of operations and financial condition for the six and three months ended June 30, 2012. This discussion supplements, and should be read in conjunction with, the unaudited consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ 2011 Form 10-K.
Economic Overview
For the six and three months ended June 30, 2012, economic growth has continued at a very modest pace with limited job growth and above average unemployment levels.
The banking industry continues to be negatively affected by bank closings, particularly in Georgia and Florida, where over one-third of all bank seizures since the start of 2010 have occurred. A total of 445 banks have failed from January 2008 through June 2012, with 79 of those banks based in Georgia and 62 in Florida. These bank failures seem to follow foreclosure rates, where approximately every one in 300 homes in the state of Georgia is in foreclosure, while the rate in Florida is approximately one in every 340 homes. Residential mortgage foreclosure and delinquency rates have declined over the past year throughout the financial services industry, but remain at elevated levels compared to historical periods.

The Conference Board Consumer Confidence Index,® which continues to reflect volatility from the uncertainties in the national and global economies, was 62.0% for June 2012 as compared to 69.5% for March 2012, and 64.8% for December 2011. Consumer spending could be negatively impacted by economic and political uncertainty, particularly in the second half of 2012.
Global markets also remain volatile, with several European countries experiencing severe financial stress. Since 2008, the consensus has continued to grow among many that the use of the common currency in Europe, the Euro, has caused an increased number of European countries to experience a recession. This situation could threaten the entire European Union structure, and the events and actions in these markets could impact the United States economy.
Synovus does not have a direct exposure to the European markets; however, Synovus will continue to monitor the impact of international developments on domestic economic activity and determine the most appropriate strategies to pursue given the current economic uncertainties.

Overview of Second Quarter 2012 Financial Results
For the six months ended June 30, 2012, net income available to common shareholders was $46.2 million, or $0.05 per diluted common share, compared to a net loss available to common shareholders of $147.2 million, or $0.19 per common share, for the six months ended June 30, 2011. For the three months ended June 30, 2012, net income available to common shareholders was $24.8 million, or $0.03 per diluted common share, as compared to a net loss available to common shareholders of $53.5 million, or $0.07 per common share, for the same period last year.
For the six months ended June 30, 2012 as compared to the same period in the prior year, the improvement is primarily due to a $173.8 million decline in total credit costs, an increase of $22.5 million in net investment securities gains, and a $25.2 million decrease in restructuring charges. The improvement for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 is primarily due to an $87.6 million decline in total credit costs. See reconciliation of "Non-GAAP Financial Measures" in this Report.
Although credit costs, charge-offs, and non-performing asset levels remain elevated, overall credit metrics continued to improve during the second quarter of 2012. For the three months ended June 30, 2012, total credit costs were $70.3 million, a 22.6% decline from the three months end March 31, 2012, and were at their lowest level since the third quarter of 2007. Provision for losses on loans, the largest component of total credit costs, was $44.2 million for the second quarter of 2012, a 33.0% decrease from $66.0 million in the first quarter of 2012, and a 63.2% decrease from $120.2 million in the second quarter of 2011. Net charge-offs of $98.7 million for the second quarter of 2012 increased $3.9 million compared to the first quarter of 2012 and decreased by $68.5 million, or 41.0% from the second quarter of 2011. NPL inflows declined for the fifth consecutive quarter to $124.3 million for the second quarter of 2012 compared to $139.6 million for the first quarter of 2012 and $231.1 million for the second quarter of 2011. Total non-performing assets declined $94.4 million from $1.06 billion at March 31, 2012 to $961.4 million at June 30, 2012, and declined $257.3 million or 21.1% from $1.22 billion at June 30, 2011. Past due accruing loans remained at favorable levels with total past due loans and still accruing interest of 0.47% at June 30, 2012 compared to 0.73% and 0.97% at March 31, 2012 and June 30, 2011, respectively, and loans 90 days past due and still accruing interest of 0.03% at June 30, 2012 compared to 0.04% and 0.11% at March 31, 2012 and June 30, 2011, respectively.
For the six months ended June 30, 2012 and 2011, the majority of both the provision for losses on loans and net charge-offs related to commercial real estate credits. Provision for losses on loans attributable to the commercial real estate portfolio (excluding the unallocated allowance for loan losses component) was $63.4 million, or 57.5% of the total provision for losses on loans, for the first six months of 2012, while net charge-offs attributable to this portfolio were $102.3 million, or 52.9% of total net charge-offs. Provision for losses on loans attributable to the commercial real estate portfolio was $190.3 million, or 72.7% of the total provision for losses on loans, for the first six months of 2011, while net charge-offs attributable to this portfolio were $198.9 million, or 59.5% of total net charge-offs. Provision for losses on loans attributable to the commercial and industrial portfolio was $36.0 million, or 32.7%, of the total provision for loan losses (excluding the unallocated allowance for loan losses component) for the first six months of 2012, while net charge-offs attributable to this portfolio were $67.7 million, or 35.0% of total net charge-offs. Provision for losses on loans attributable to the commercial and industrial portfolio was $71.9 million, or 27.5%, of total provision for loan losses, during the first six months of 2011, while net charge-offs attributable to this portfolio were $96.7 million, or 28.9%, of total net charge-offs.
Pre-tax, pre-credit costs income (which excludes provision for losses on loans, other credit costs, restructuring charges, Visa indemnification charges, and net investment securities gains) exceeded credit costs for the third consecutive quarter and was $106.6 million for the second quarter of 2012, representing a decrease of $3.9 million, or 3.5%, from the first quarter of 2012 and a decrease of $10.3 million, or 8.8%, from the second quarter of 2011. As compared to the first quarter of 2012, the decrease in pre-tax, pre-credit costs income was driven by a $7.6 million decrease in net interest income and a $4.6 million increase in core expenses, partially offset by an $8.3 million increase in non-interest income, excluding investment securities gains, net. The decline from the second quarter of 2011 was driven by a $17.6 million decrease in net interest income, partially offset by a $4.8 million increase in non-interest income, excluding investment securities gains, net, and a $2.4 million decrease in core expenses. See reconciliation of "Non-GAAP Financial Measures" in this Report.
The net interest margin declined 7 b.p.s to 3.48% in the second quarter of 2012 compared to 3.55% for the first quarter of 2012 and decreased 3 b.p.s from 3.51% in the second quarter of 2011. The decline on a sequential quarter basis is primarily due to the 6 b.p.s incremental impact of the debt offering completed in February 2012. See reconciliation of "Non-GAAP Financial Measures" in this Report. Earning asset yields during the second quarter of 2012 decreased 23 b.p.s compared to the second quarter of 2011, and the effective cost of funds decreased 20 b.p.s as economic uncertainty has resulted in a sustained period of low interest rates.
Total loans were $19.68 billion at June 30, 2012, a decline of $163.6 million from March 31, 2012. The decline in loans was driven by charge-offs, sales of distressed loans, and pay-downs. The net sequential quarter loan growth, excluding the impact of loan sales, transfers to loans held-for-sale, charge-offs, and foreclosures, was approximately $29 million for the second quarter of 2012, compared to a decline of approximately $25 million during the first quarter of 2012, and a decrease of approximately $168 million during the fourth quarter of 2011. See reconciliation of "Non-GAAP Financial Measures" in this Report.
Total deposits decreased by $572.6 million from the first quarter of 2012, primarily due to planned reductions in brokered and time deposits. Core deposits excluding time deposits were $16.32 billion at June 30, 2012, down $110.4 million compared to March 31, 2012 due to expected seasonal outflow in state, county, and municipal deposits. Compared to June 30, 2011, core deposits increased $231.8 million or 1.1%. See reconciliation of "Non-GAAP Financial Measures" in this Report.
Total shareholder's equity was $2.85 billion at June 30, 2012 compared to $2.83 billion at December 31, 2011. Synovus continues to actively monitor evolving industry capital standards and changes in regulatory standards and requirements. As part of its ongoing management of capital, Synovus will continue to monitor its capital position and identify, consider, and pursue additional strategies to bolster its capital position as deemed necessary.
Liquidity is another important consideration in assessing Synovus' financial strength. Synovus expects to maintain a significant liquidity cushion primarily in the form of interest bearing funds with the Federal Reserve Bank and unencumbered investment securities.

Financial Performance Summary
A summary of Synovus’ financial performance for the six and three months ended June 30, 2012 and 2011 is set forth in the table below.

	Six Months Ended June 30,			Three Months Ended June 30,
(dollars in thousands, except per share data)	2012	2011	Change	2012	2011	Change
Net interest income	$434,316	468,395	(7.3)%	213,356	230,961	(7.6)%
Provision for loan losses	110,271	261,905	(57.9)	44,222	120,159	(63.2)
Non-interest income	160,616	132,013	21.7	76,477	67,849	12.7
Non-interest expense	411,399	462,131	(11.0)	208,264	222,415	(6.4)
Core expenses (1)	353,466	361,076	(2.1)	179,018	181,445	(1.3)
Income (loss) before income taxes	73,262	(123,628)	nm	37,347	(43,764)	nm
Pre-tax, pre-credit costs income (1)	217,213	237,535	(8.6)	106,645	116,988	(8.8)
Net income (loss) available to controlling interest	75,444	(118,188)	nm	39,452	(39,000)	nm
Net income (loss) available to common shareholders	46,172	(147,158)	nm	24,803	(53,504)	nm
Earnings per common share:
Net income (loss) available to common shareholders, basic	0.06	(0.19)	nm	0.03	(0.07)	nm
Net income (loss) available to common shareholders, diluted	$0.05	(0.19)	nm	0.03	(0.07)	nm

	June 30, 2012	March 31, 2012	Sequential Quarter Change	June 30, 2011	Year Over Year Change
(dollars in thousands, except per share data)
Loans, net of deferred fees and costs	$19,680,127	19,843,698	(0.8)%	20,504,810	(4.0)%
Total deposits	21,565,065	22,137,702	(2.6)	22,875,017	(5.7)
Core deposits (1)	20,416,173	20,730,993	(1.5)	20,184,419	1.1
Core deposits excluding time deposits (1)	16,318,339	16,428,701	(0.7)	15,134,519	7.8

Net interest margin	3.48%	3.55	(7) b.p.s	3.51	(3) b.p.s
Non-performing assets ratio	4.83	5.26	(43)	5.85	(102)
Past dues over 90 days	0.03	0.04	(1)	0.11	(8)
Net charge-off ratio	1.99	1.90	9	3.22	(123)

Tier 1 capital	$2,822,487	2,799,794	0.8%	2,758,282	2.3%
Tier 1 common equity	1,861,135	1,840,997	1.1	1,806,919	3.0
Total risk-based capital	3,449,214	3,518,230	(2.0)	3,522,660	(2.1)
Tier 1 capital ratio	13.35%	13.19	16 b.p.s	12.84	51 b.p.s
Tier 1 common equity ratio	8.80	8.67	13	8.41	39
Total risk-based capital ratio	16.31	16.57	(26)	16.40	(9)
Total shareholders’ equity to total assets ratio (2)	10.85	10.43	42	10.07	78
Tangible common equity to tangible assets ratio(1)	7.12	6.81	31	6.63	49
Tangible common equity to risk-weighted assets ratio (1)	8.84	8.67	17	8.73	11
Tangible book value per common share (1)(3) (4)	$2.05	2.01	2.0%	2.06	(0.5)%

(1)	See reconciliation of “Non-GAAP Financial Measures” in this Report.

(2)	Total shareholders’ equity divided by total assets.

(3)	Excludes the carrying value of goodwill and other intangible assets from common equity and total assets.

(4)	Equity and common shares exclude impact of unexercised tangible equity units (tMEDS).
nm = not meaningful

Critical Accounting Policies
The accounting and financial reporting policies of Synovus conform to GAAP and to general practices within the banking and financial services industries. Synovus has identified certain of its accounting policies as “critical accounting policies.” In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee, including the development, selection, and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ unaudited interim consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are applied in the application of these policies. All accounting policies described in Note 1 ("Summary of Significant Accounting Policies") in Synovus' 2011 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. Synovus made no significant changes in its critical accounting policies from those disclosed in Synovus' 2011 Form 10-K.

Changes in Financial Condition
During the six months ended June 30, 2012, total assets decreased by $868.7 million, or 3.2%, from December 31, 2011 to $26.29 billion. The principal components of this decrease were a $316.5 million decrease in loans, net of deferred fees and costs and the allowance for loan losses, a decrease of $265.8 million in interest bearing funds at the Federal Reserve Bank, and a $119.8 million decrease in investment securities available for sale. The decrease in net loans is primarily due to charge-offs, sales of distressed loans, and principal reductions/pay offs. The decrease in interest bearing funds with the Federal Reserve Bank is primarily due to decreases in deposits. The decrease in investment securities is due to the decision to utilize a portion of security maturities to pay down higher cost wholesale funding.

Other Loans Held for Sale
During the six months ended June 30, 2012, Synovus transferred loans with a carrying value immediately preceding the transfer totaling $263.9 million to other loans held for sale. Synovus recognized charge-offs upon transfer on these loans totaling $74.9 million for the six months ended June 30, 2012. These charge-offs which resulted in a new cost basis of $189.0 million for the loans transferred during the six months ended June 30, 2012 were based on the fair value, less estimated costs to sell, of the loans at the time of transfer.
During the six months ended June 30, 2011, Synovus transferred loans with a carrying value immediately preceding the transfer totaling $398.5 million to other loans held for sale. Synovus recognized charge-offs upon transfer on these loans totaling $108.9 million for the six months ended June 30, 2011. These charge-offs which resulted in a new cost basis of $289.6 million for the loans transferred during the six months ended June 30, 2011 were based on the fair value, less estimated costs to sell, of the loans at the time of transfer.

Goodwill
    Goodwill is tested for impairment on an annual basis and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is reviewed for impairment annually as of June 30th of each year and at interim periods if indicators of impairment exist. At June 30, 2012, the carrying value of goodwill was $24.4 million, consisting of goodwill associated with two financial management services reporting units; $19.9 million of the goodwill is attributable to a reporting unit that is a provider of investment advisory services. The remaining goodwill of $4.5 million is attributable to the trust services reporting unit.
For our annual goodwill impairment test, a third party valuation was obtained on the investment advisory services reporting unit, which accounts for approximately 82% of the recorded goodwill. The fair value of this reporting unit was determined by equally weighting the income approach (50%) and market approach (50%) to assess goodwill for potential impairment at June 30, 2012. The income approach utilized a discounted cash flow method, which focuses on the expected future cash flow of the subject business. The market approach measures values based on what other purchasers in the market have paid for assets that can be considered reasonably similar to those being valued. The first step (Step 1) of impairment testing requires a comparison of each reporting unit's fair value to the carrying value to identify potential impairment. At June 30, 2012, we completed the most recent annual goodwill impairment evaluation. The result of the Step 1 process indicated that goodwill at the investment advisory services reporting unit was not impaired, as the estimated fair value of the reporting unit exceeded the respective carrying value; therefore, no further testing was required. The estimated fair value of this reporting unit was $23.9 million, which exceeded the carrying value of $22.5 million by $1.4 million, or 6%. The key assumptions that drove the fair value of this reporting unit under the income approach included projected revenue growth, projected EBITDA margin, projected growth in assets under management and assets under supervision, and the discount rate. The market approach determined the fair value of this reporting unit using comparisons of the reporting unit to publicly-traded companies with similar operations. Under this method, valuation multiples were: (i) derived from operating data of the selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies; and (iii) applied to the operating data of the reporting unit to arrive at an indication of value.
Changes in the aforementioned assumptions, including a lower rate of revenue growth than expected, a lower than projected EBITDA margin improvement, and lower market multiples could have a negative effect on the fair value of this reporting unit, which in turn could result in an impairment charge to goodwill in future periods.
Step 1 of impairment testing was also completed for the trust services reporting unit. The Step 1 test concluded that the trust services reporting unit was not impaired, as the estimate of fair value of the reporting unit exceeded the respective carrying value; therefore, no further testing was required. The key assumptions that drove the estimate of fair value of this reporting unit were peer price to earnings multiples, tangible book value to earnings ratio, book value earnings multiple, and the related control premium. The fair value of this reporting unit was determined by equally weighting the income approach (50%) and market approach (50%) to assess goodwill for potential impairment at June 30, 2012. The excess of the estimated fair value over carrying value at June 30, 2012 was $49.7 million, or approximately 110% of carrying value.

Other Real Estate
The carrying value of ORE was $174.9 million, $204.2 million, and $244.3 million at June 30, 2012, December 31, 2011, and June 30, 2011, respectively. As of June 30, 2012, the ORE carrying value reflects cumulative write-downs totaling approximately $244 million, or 58% of the related loans' unpaid principal balance. During the six months ended June 30, 2012 and 2011, $75.1 million and $133.5 million, respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value. During the six months ended June 30, 2012 and 2011, Synovus recognized foreclosed real estate expense, net, of $43.7 million and $64.6 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and net realized losses resulting from sales transactions totaling $33.9 million and $54.5 million for the six months ended June 30, 2012 and 2011, respectively.
ORE is reported at the lower of cost or fair value less estimated selling costs determined on the basis of current appraisals as well as the re-evaluation of fair value performed on a quarterly basis, including review of comparable sales and other estimates of fair value obtained principally from independent sources, changes in absorption rates or market conditions from the time of the latest appraisal received or previous re-evaluation performed, and anticipated sales values considering management's plans for disposition.
Synovus' objective is to dispose of ORE properties in a timely manner and to maximize net sale proceeds. Synovus has a centralized managed assets division, with the specialized skill set to facilitate this objective. While there is not a defined timeline for their sale, ORE properties are actively marketed through unaffiliated third parties, including real estate brokers and real estate auctioneers. Sales are made on an opportunistic basis, as acceptable buyers and terms are identified. In addition, Synovus also sells ORE properties in bulk asset sales to unaffiliated third parties. In some cases, Synovus is approached by potential buyers of ORE properties or Synovus may contact independent third parties who we believe might have an interest in an ORE property.

Loans
The following table compares the composition of the loan portfolio at June 30, 2012, December 31, 2011, and June 30, 2011.

(dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2012 vs. December 31, 2011 % Change(1)	June 30, 2011	June 30, 2012 vs. June 30, 2011 % Change
Investment properties	$4,416,610	4,557,313	(6.2)%	$4,765,113	(7.3)%
1-4 family properties	1,483,824	1,618,484	(16.7)	1,851,043	(19.8)
Land acquisition	983,843	1,094,821	(20.4)	1,179,196	(16.6)
Total commercial real estate	6,884,277	7,270,618	(10.7)	7,795,352	(11.7)
Commercial and industrial	8,884,633	8,941,274	(1.3)	8,846,592	0.4
Home equity lines	1,603,905	1,619,585	(1.9)	1,612,279	(0.5)
Consumer mortgages	1,383,915	1,411,749	(4.0)	1,450,830	(4.6)
Credit cards	262,402	273,098	(7.9)	271,641	(3.4)
Other retail loans	674,313	575,475	34.5	536,903	25.6
Total retail	3,924,535	3,879,907	2.3	3,871,653	1.4
Total loans	19,693,445	20,091,799	4.0	20,513,597	(3.8)
Deferred fees and costs, net	(13,318)	(11,986)	22.3	(8,787)	51.6
Total loans, net of deferred fees and costs	$19,680,127	20,079,813	(4.0)%	$20,504,810	(4.0)%

(1)	Percent changes are annualized

At June 30, 2012, total loans outstanding were $19.68 billion, a sequential quarter decrease of $163.6 million, or 3.3% annualized, driven by a $166.2 million decline in CRE loans. Excluding the impact of loan sales, charge-offs, foreclosures, and transfers to loans held for sale, total loans increased by approximately $29 million during the second quarter of 2012, compared to a sequential quarter decline of approximately $25 million during the first quarter of 2012, and a sequential quarter decline of approximately $168 million during the second quarter of 2011.  The commercial loan pipeline continues to strengthen, and Synovus expects that the loan portfolio will continue to stabilize during the second half of 2012. Additionally, the loan portfolio mix has continued to improve; commercial and industrial and retail loans combined now represent 65.0% of total loans as of June 30,

2012, compared to 63.8% as of December 31, 2011 and 62.0% as of June 30, 2011.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at June 30, 2012 were $15.77 billion or 80.1% of the total loan portfolio compared to $16.21 billion or 80.7% at December 31, 2011 and $16.64 billion or 81.2% at June 30, 2011. The commercial and industrial loan portfolio represents the largest component of Synovus' total loan portfolio.
At June 30, 2012 and December 31, 2011, Synovus had 21 and 26 commercial loan relationships, respectively, with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at June 30, 2012 and December 31, 2011 were both approximately $67 million.
Commercial and Industrial Loans
Total commercial and industrial loans at June 30, 2012 were $8.88 billion, or 45.1% of the total loan portfolio compared to $8.94 billion, or 44.5% of the total loan portfolio at December 31, 2011 and $8.85 billion, or 43.1% of loan portfolio at June 30, 2011. This portfolio is currently concentrated on small to middle market commercial and industrial lending disbursed throughout a diverse group of industries in the Southeast, including health care, finance and insurance, manufacturing, construction, real estate leasing, and retail trade. The portfolio is relationship focused and, as a result, Synovus' lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. Commercial and industrial loans are primarily originated through Synovus' local market banking divisions and made to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. In accordance with Synovus' uniform lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. Approximately 93% of Synovus' commercial and industrial loans are secured by real estate, business equipment, inventory, and other types of collateral.
At June 30, 2012, $3.84 billion of the total commercial and industrial loans, or 19.5% of the total loan portfolio, represented loans for the purpose of financing owner-occupied properties. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the real estate. These loans are predominately secured by owner-occupied properties and other real estate. Other types of collateral securing these loans consist primarily of marketable equipment, marketable inventory, accounts receivable, equity and debt securities, and time deposits.
Commercial and industrial lending is a key component of Synovus' growth strategy. Synovus has actively invested in additional expertise, product offerings, and product quality to provide its commercial and industrial clients with increased and enhanced product offerings and customer service. In 2011, Synovus formed a senior housing group to focus on building relationships in the commercial banking segment that include Alzheimer's, convalescent, and assisted-living care facilities, as well as nursing homes. In addition, Synovus has expanded its treasury management group and large corporate banking initiative as part of an overall commercial banking strategy to provide lending solutions and to connect more commercial banking customers with Synovus' full suite of specialized commercial banking products and services that include private banking, treasury management, asset-based lending, insurance, and wealth management in an effort to strengthen, diversify, and drive growth in Synovus' commercial and industrial loan portfolio. Total loans outstanding from the large corporate banking, senior housing, and asset-based lending groups were approximately $968 million at June 30, 2012, up approximately $141 million from March 31, 2012, and up approximately $486 million from June 30, 2011.
Commercial Real Estate Loans
Commercial real estate loans consist of investment properties loans, 1-4 family properties loans, and land acquisition loans. Commercial real estate loans are primarily originated through Synovus' local market banking divisions. These loans are subject to the same uniform lending policies referenced above. Total commercial real estate loans, which represent 35.0% of the total loan portfolio at June 30, 2012, were $6.88 billion, a decline of $386.3 million or 10.7% annualized from December 31, 2011 and a decline of $911.1 million or 11.7% from June 30, 2011.
Investment Properties Loans
Total investment properties loans as of June 30, 2012 were $4.42 billion, or 64.2% of the total commercial real estate portfolio and 22.5% of the total loan portfolio, compared to $4.56 billion or 62.7% of the total commercial real estate portfolio, and 22.7% of the total loan portfolio at December 31, 2011. Investment properties loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses, and other commercial development properties. Synovus' investment properties portfolio is well diversified with no concentration by property type, geography (other than the fact that most of these loans are in Synovus' primary market areas of Georgia, Alabama, Tennessee, South Carolina, and Florida), or tenants. These loans have been underwritten with stressed interest rates and vacancies and are generally recourse in nature with short-term maturities (three years or less) allowing for restructuring opportunities that reduce Synovus' overall risk exposure. The investment properties loans are primarily secured by the property being financed by the loans; however, they may also be secured by real estate or other assets beyond the property being financed. Synovus completes semi-annual reviews of all investment properties loans of $1 million or more in order to more closely monitor the performance of the portfolio.
1-4 Family Properties Loans
At June 30, 2012, 1-4 family properties loans totaled $1.48 billion, or 21.6% of the total commercial real estate portfolio and 7.5% of the total loan portfolio, compared to $1.62 billion, or 22.3% of the total commercial real estate portfolio and 8.1% of the total loan portfolio at December 31, 2011. 1-4 family properties loans include construction loans to homebuilders, commercial mortgage loans to real estate investors, and residential development loans to developers and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. Underwriting standards for these types of loans include stricter approval requirements as well as more stringent underwriting standards than current regulatory guidelines. Construction and residential development loans are generally interest-only loans and typically have maturities of three years or less, and 1-4 family rental properties generally have maturities of three to five years, with amortization periods of up to fifteen to twenty years. Considering the current conditions in the housing and real estate markets, including declining real estate prices and high levels of foreclosures, Synovus has continued to reduce its exposure to these types of loans.
Total residential C&D loans (consisting of 1-4 family construction loans and residential development loans) were $564.8 million at June 30, 2012, a decline of 24.2% annualized from December 31, 2011 and a decline of 27.8% from June 30, 2011. The decline was primarily driven by charge-offs and sales of distressed loans; additionally, Synovus is not actively seeking to originate these types of loans.
Land Acquisition Loans
Total land acquisition loans were $983.8 million at June 30, 2012, or 5.0% of the total loan portfolio, a decline of 20.4% annualized from December 31, 2011 and a decline of 16.6% from June 30, 2011. Land acquisition loans are secured by land held for future development, typically in excess of one year. These loans have short-term maturities and are typically unamortized. Land securing these loans is substantially within the Synovus footprint, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the loan to value of the collateral and the capacity of the guarantor(s). Generally, the maximum loan-to-value at the time of origination or refinancing is aligned with regulatory requirements. This portfolio increased during the recession as land loans originally planned for development moved back into inventory for future development.
Synovus' combined exposure on performing residential C & D and land acquisition loans has declined $129.7 million or 19.1% annualized from December 31, 2011.
The table below presents the residential C&D and land acquisition loans at June 30, 2012.

Total Residential C&D and Land Acquisition Loans	June 30, 2012
(dollars in thousands)	Amount	Percent
Georgia(1)	$852,103	55.0%
Florida	189,546	12.2
South Carolina	293,813	19.0
Tennessee	27,934	1.8
Alabama	185,262	12.0
Total	$1,548,658	100.0%

(1) Atlanta represents $347,784 or 22.5%
Retail Loans
Retail loans at June 30, 2012 totaled $3.92 billion, representing 19.9% of the total loan portfolio compared to $3.88 billion, or 19.3% of total loan portfolio at December 31, 2011 and $3.87 billion or 18.9% of the total loan portfolio at June 30, 2011. Total retail loans increased at an annualized rate of 2.3% compared to December 31, 2011 and increased by 1.4% compared to June 30, 2011. The retail loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, HELOCs, credit card, automobile, small business, and other retail loans. The majority of Synovus' retail loans are consumer mortgages and home equity lines secured by first and second liens on residential real estate primarily located in the markets served by Synovus in Georgia, Florida, South Carolina, Alabama, and Tennessee. Credit card loans totaled $262.4 million at June 30, 2012, including $70.7 million of commercial credit card loans. These commercial credit card loans relate to Synovus' commercial and small business customers who utilize corporate credit cards for various business activities. Retail loans are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores (most recently measured December 31, 2011 weighted-average FICO scores within the residential real estate portfolio were 751 for HELOC and 736 for consumer mortgages), conservative debt-to-income ratios (average debt to income ratio of loans approved in the second quarter of 2012 was 28.6%), utilization rates (total amount outstanding as a percentage of total available lines) of 61.6% and 61.5% at June 30, 2012 and 2011, respectively, and loan-to-value ratios based upon prudent guidelines to ensure consistency with Synovus' overall risk philosophy. Apart from credit card loans and unsecured loans, Synovus does not originate loans with LTV ratios greater than 100% at origination except for infrequent situations provided that certain underwriting requirements are met. Additionally, at origination, loan maturities are determined based on the borrower's ability to repay (cash flow or earning power of the borrower that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions.
Risk levels 1-6 (descending) are assigned based upon a dual risk score matrix and representative of the quality of credit applications. At least annually, the retail loan portfolio data is sent to a consumer credit reporting agency for a refresh of customers' credit scores. The most recent credit score refresh was completed as of December 31, 2011. Revolving lines of credit are regularly reviewed for any material change in financial circumstances, and when appropriate, the line of credit may be suspended.
Sub-prime loans are not a part of the retail lending strategy, and Synovus does not currently develop or offer specific sub-prime, alt-A, no documentation or stated income retail residential real estate loan products. Synovus estimates that, as of June 30, 2012, it has approximately $140 million of retail residential real estate loans (4.7% of said portfolio and 0.7% of the total loan portfolio) that could be considered sub-prime. Synovus makes retail residential real estate lending decisions based upon a number of key credit risk determinants including credit scores, bankruptcy predictor scores, loan-to-value ratios, and debt-to-income ratios. Through its mortgage banking subsidiary, Synovus previously originated Fannie Mae alt-A loans which were generally sold into the secondary market. Synovus no longer originates such loans and as of June 30, 2012 has $1.2 million of such loans remaining on its balance sheet.
Prior to July 2009, Synovus’ loan policy did not specifically prohibit the origination of no documentation or stated income loans as long as such loans were supported by other risk mitigating criteria including, but not limited to, established banking relationship history, significant cash on deposit, and/or compensating loan-to-value or debt-to-income ratios. Since July 2009, Synovus has continued to refine its retail residential real estate origination policy, and no non-government sponsored limited documentation or stated income loans are permitted to be made unless an exception is granted, and only if supplemented by the mitigating criteria previously noted. While Synovus does not currently offer specific no documentation or stated income retail residential real estate loan products, loans with these characteristics could have been issued under the previous loan policy or as an exception under the current loan policy, primarily to individuals with existing banking relationships. Synovus does not believe it has originated a significant dollar amount of such loans and does not believe that extending such loans has had a significant negative impact on the credit quality of the portfolio.
Monitoring of Collateral
Synovus follows a risk-based approach as it relates to the credit monitoring processes for its loan portfolio. Synovus updates the fair value of the real estate collateral securing collateral-dependent impaired loans each calendar quarter, with appraisals generally received on an annual basis, or sooner if appropriate, from an independent unaffiliated certified or licensed appraiser. Management also considers other factors or recent developments, such as selling costs and anticipated sales values considering management’s plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals. Synovus updates the values of collateral that are in the form of accounts receivable, inventory, equipment, and cash surrender value of life insurance policies at least annually and the values of collateral that are in the form of marketable securities and brokerage accounts at least monthly.
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
Synovus evaluates the financial ability of a guarantor through an evaluation of the guarantor's current financial statements, income tax returns for the two most recent years, and financial information regarding a guarantor's business or related interests. In addition, to validate the support that a guarantor provides relating to a commercial real estate loan, Synovus analyzes both substantial assets owned by the guarantor to ensure that the guarantor has the necessary ownership interest and control over these assets to convert to cash, and the global cash flow of the guarantor. For loans that are not considered impaired, the allowance for loan losses is determined based on the risk rating of each loan. The risk rating incorporates a number of factors, including guarantors. If a loan is impaired, with certain limited exceptions, a guarantee is not considered in determining the amount to be charged-off.
With certain limited exceptions, Synovus seeks performance under guarantees in the event of a borrower's default. However, because of the current economic environment, and based on the fact that a majority of Synovus' problem credits are commercial real estate credits, Synovus' success in recovering amounts due under guarantees has been limited.

Credit Quality
Synovus continuously monitors the credit quality of its loan portfolio and maintains an allowance for loan losses that management believes is sufficient to absorb probable losses inherent in its loan portfolio. While credit costs, NPAs, NPL inflows, and charge-offs remain elevated, the overall credit quality measures continued to show improvement during the second quarter of 2012.
Total credit costs (provision for losses on loans plus other credit costs which consist primarily of foreclosed real estate expense, net, provision for losses on unfunded commitments, and charges related to other loans held for sale) for the quarters ended June 30, 2012, March 31, 2012, and June 30, 2011 were $70.3 million, $90.9 million, and $157.9 million, respectively, including provision for losses on loans of $44.2 million, $66.0 million, and $120.2 million, respectively, and expenses related to foreclosed real estate of $20.7 million, $23.0 million, and $39.9 million, respectively.
Non-performing assets
Total NPAs were $961.4 million at June 30, 2012, a $94.4 million or 36.0% (annualized) decrease from March 31, 2012 and a $257.3 million or 21.1% decline from June 30, 2011. Non-performing assets, which are at their lowest levels in three years, declined for the ninth consecutive quarter and were primarily impacted by lower NPL inflows and asset dispositions. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate were 4.83% at June 30, 2012 compared to 5.26% and 5.85% at March 31, 2012 and June 30, 2011, respectively. The total specific reserves, ORE valuation allowances, and cumulative write-downs on NPAs as a percentage of unpaid principal balance related to all NPAs at June 30, 2012 was 45%, compared to 43% at March 31, 2012 and unchanged from December 31, 2011.
NPL inflows during the second quarter of 2012 were $124.3 million, down 10.9% from prior quarter additions of $139.6 million and down 46.2% from the second quarter of 2011 additions of $231.1 million. The sequential quarter improvement was primarily led by the decline in inflows related to residential and land portfolios.

NPL Inflows by Portfolio Type
	Three Months Ended
(in thousands)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Investment properties	$36,436	14,418	19,046	31,630	27,226
1-4 family properties	19,562	26,941	39,293	30,163	69,032
Land acquisition	15,114	39,454	27,840	62,856	40,783
Total commercial real estate	71,112	80,813	86,179	124,649	137,041
Commercial and industrial	31,755	37,900	77,086	74,112	64,288
Retail	21,438	20,875	25,916	23,198	29,797
Total	$124,305	139,588	189,181	221,958	231,126

During the second and first quarters of 2012, Synovus completed sales of distressed assets with total carrying values of $127.9 million and $135.0 million, respectively. For the second and first quarters of 2012, these asset sales were comprised of $21.8 million and $34.2 million, respectively, of investment real estate loans and ORE properties, $50.3 million and $25.8 million, respectively, of residential real estate loans and ORE properties, $25.3 million and $17.4 million, respectively, of land acquisition loans and ORE properties, $22.1 million and $49.4 million, respectively, of commercial and industrial loans and ORE properties, and $8.4 million and $8.2 million, respectively, of retail loans and ORE properties.

The following table shows the composition of the loan portfolio and non-performing loans (classified by loan type) as of June 30, 2012.

(dollars in thousands)	Total Loans	% of Total Loans Outstanding	Total Non-performing Loans	% Total Non-performing Loans
Investment properties	$4,416,610	22.5%	87,208	11.5%
1-4 family properties	1,483,824	7.5	152,698	20.2
Land acquisition	983,843	5.0	213,521	28.3
Total commercial real estate	6,884,277	35.0	453,427	60.0
Commercial and industrial loans	8,884,633	45.1	218,338	28.9
Home equity lines	1,603,905	8.2	24,176	3.2
Consumer mortgages	1,383,915	7.0	51,783	6.9
Credit cards	262,402	1.3	—	—
Other retail loans	674,313	3.4	7,437	1.0
Total retail	3,924,535	19.9	83,396	11.1
Deferred fees and costs, net	(13,318)	—	—	—
Total	$19,680,127	100.0%	755,161	100.0%

The following table shows the composition of the non-performing residential C & D and land acquisition loan portfolios as of June 30, 2012. Residential C & D and land acquisition loans were $1.55 billion or 7.9% of total loans at June 30, 2012 compared to $1.65 billion or 8.3% of total loans at March 31, 2012. Residential C & D and land acquisition loans were $315.4 million or 41.8% of total non-performing loans at June 30, 2012 compared to $363.8 million or 43.5% of total non-performing loans at March 31, 2012.

Nonperforming Residential C&D and Land Acquisition Loans	June 30, 2012
(dollars in thousands)	Amount	Percent
Georgia(1)	$182,372	57.8%
Florida	58,332	18.5
South Carolina	51,751	16.4
Tennessee	1,723	0.6
Alabama	21,192	6.7
Total	$315,370	100.0%

(1) Atlanta represents $113,298 at June 30, 2012.
Past Due Loans
Loans past due 90 days or more, which based on a determination of collectability are accruing interest, are classified as past due loans. Synovus' policy prohibits making additional loans to a borrower, or any related interest of a borrower, who is on nonaccrual status except under certain workout plans and if such extension of credit aids with loss mitigation. Additionally, Synovus' policy discourages making additional loans to a borrower or any related interest of the borrower who has a loan that is past due in principal or interest more than 90 days and remains on accruing status.
As a percentage of total loans outstanding, loans 90 days past due and still accruing interest were 0.03% and 0.04% at June 30, 2012 and March 31, 2012, respectively. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments.
Troubled Debt Restructurings
When borrowers are experiencing financial difficulties, Synovus may, in order to assist the borrowers in repaying the principal and interest owed to Synovus, make certain modifications to the existing loan agreement. Loan modifications are evaluated for troubled debt restructuring (TDR) classification. In accordance with ASU 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, a TDR is defined as a modification with a borrower that is experiencing financial difficulties, and Synovus has granted a financial concession that it would not normally make. All TDRs are considered to be impaired loans, and the amount of impairment, if any, is determined in accordance with ASC 310-10-35, Accounting By Creditors for Impairment of a Loan-an amendment of ASC 450-20 and ASC 310-40.
Concessions provided by Synovus in a TDR are primarily in the form of providing a below market interest rate given the borrower's credit risk to assist the borrower in managing cash flows, an extension of the maturity of the loan generally for less than one year, or a period of time generally less than one year with a reduction of required principal and/or interest payments (e.g., interest only for a period of time). These types of concessions may be made during the term of a loan or upon the maturity of a loan, as a loan renewal.
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
Non-accruing TDRs may generally be returned to accrual status if there has been a period of performance, usually at least a six month sustained period of repayment performance by the borrower. Consistent with regulatory guidance, a TDR will generally no longer be reported as a TDR after a period of performance and after the loan has been reported as a TDR at a year-end reporting date, and if at the time of the modification, the interest rate was at market, considering the credit risk associated with the borrower.
Accruing TDRs were $687.4 million at June 30, 2012 compared to $651.2 million at March 31, 2012 and $551.6 million at June 30, 2011. At June 30, 2012, the allowance for loan losses allocated to these accruing TDRs was $56.4 million compared to $59.1 million at March 31, 2012 and $61.4 million at June 30, 2011. Accruing TDRs are not considered non-performing because they are performing in accordance with the restructured terms. At June 30, 2012, approximately 99% of accruing TDRs were current, and 44.5% or $306.0 million of accruing TDRs were graded as pass (10.4%) or special mention loans (34.1%). At June 30, 2012, troubled debt restructurings (accruing and non-accruing) were $907.7 million, an increase of $39.6 million or 4.6% compared to March 31, 2012.

Accruing TDRs by Type
(in thousands)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Investment properties	$216,961	185,700	206,627	183,039	212,920
1-4 family properties	135,023	131,358	134,774	120,924	75,884
Land acquisition	59,174	77,978	81,244	78,890	71,719
Total commercial real estate	411,158	395,036	422,645	382,853	360,523
Commercial and industrial	223,842	219,116	206,289	211,398	168,695
Home equity lines	6,769	6,813	6,741	335	560
Consumer mortgages	40,151	27,439	31,096	22,833	21,069
Other retail	5,476	2,835	1,701	22,905	756
Total retail	52,396	37,087	39,538	46,073	22,385
Total Accruing TDRs	$687,396	651,239	668,472	640,324	551,603

Potential Problem Loans
Potential problem loans are defined by management as being certain performing loans with a well-defined weakness where there is information about possible credit problems of borrowers which causes management to have concerns about the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans consist of commercial substandard accruing loans but exclude loans 90 days past due and still accruing interest and accruing TDRs classified as substandard. Synovus had $669.2 million of potential problem commercial loans at June 30, 2012 compared to $685.5 million and $1.20 billion at March 31, 2012 and June 30, 2011, respectively. At June 30, 2012, the allowance for loan losses allocated to these potential problem loans was $81.2 million compared to $84.9 million and $189.9 million at March 31, 2012 and June 30, 2011, respectively. Synovus cannot predict at this time whether these potential problem loans ultimately will become non-performing loans or result in losses.

Potential Problem Commercial Loans
(dollars in thousands)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Investment properties	$140,401	136,219	138,317	172,872	251,156
1-4 family properties	75,987	93,683	109,450	171,433	228,443
Land acquisition	154,764	158,223	169,884	181,808	250,459
Total commercial real estate	371,152	388,125	417,651	526,113	730,058
Commercial and industrial	298,012	297,337	361,953	415,770	468,819
Total potential problem commercial loans (1)	$669,164	685,462	779,604	941,883	1,198,877

(1) Potential problem commercial loans consist of commercial substandard accruing loans but exclude loans 90 days past due and still accruing interest and accruing TDRs classified as substandard.
Special Mention Loans
Special mention loans have potential weaknesses that deserve management's close attention but are not adversely classified and do not expose Synovus to sufficient risk to warrant an adverse classification. At June 30, 2012, there were $1.65 billion of special mention loans ($916.9 million of commercial real estate loans and $735.0 million of commercial and industrial loans) compared to $1.97 billion ($1.08 billion of commercial real estate loans and $882.9 million of commercial and industrial loans) at March 31, 2012, a decrease of $314.4 million, or 64.3% (annualized), from the first quarter of 2012. Compared to June 30, 2011, special mention loans have declined by $681.7 million, or 29.2%.
Net Charge-offs
Net charge-offs for the six months ended June 30, 2012 were $193.4 million or 1.94% annualized, a decrease of $140.6 million or 42.1% compared to $334.1 million or 3.17% annualized for the six months ended June 30, 2011, driven by lower mark-to-market expenses and decreased costs related to both NPL inflows and asset dispositions. The net charge-off ratio for the three months ended June 30, 2012 was 1.99% annualized, compared to 3.22% annualized for the second quarter of 2011. Net charge-offs for the three months ended June 30, 2012 were $98.7 million, a decrease of $68.5 million or 41.0% from $167.2 million for the second quarter of 2011. Synovus expects that net charge-offs will trend down for the remainder of 2012.
The following tables show net charge-offs by geography and type for the six and three months ended June 30, 2012 and 2011.

Net Charge-offs by Geography
	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Georgia(1)	$113,133	169,404	60,081	96,306
Florida	45,801	69,272	22,092	37,417
South Carolina	20,325	65,447	11,565	17,515
Alabama	9,166	19,236	2,596	10,168
Tennessee	5,015	10,692	2,357	5,778
Total	$193,440	334,051	98,691	167,184

(1) Atlanta represents $45,325 and $65,889 for the six months ended June 30, 2012 and 2011, respectively, and $21,529 and $36,815 for the three months ended June 30, 2012 and 2011, respectively.

Net Charge-offs by Loan Type
	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Investment properties	$30,409	74,108	12,942	36,106
1-4 family properties	31,612	77,066	15,288	33,006
Land for future development	40,287	47,739	26,121	21,641
Total commercial real estate	102,308	198,913	54,351	90,753
Commercial and industrial	67,689	96,705	33,885	58,375
Retail	23,443	38,433	10,455	18,056
Total	$193,440	334,051	98,691	167,184

Provision for Loan Losses and Allowance for Loan Losses
The provision for loan losses for the six months ended June 30, 2012 was $110.3 million, a decrease of $151.6 million or 57.9% compared to the six months ended June 30, 2011. For the three months ended June 30, 2012, the provision for loan losses was $44.2 million, a decrease of $75.9 million or 63.2% compared to the three months ended June 30, 2011. The allowance for loan losses was $453.3 million or 2.30% of net loans at June 30, 2012 compared to $536.5 million or 2.67% of net loans at December 31, 2011 and $631.4 million or 3.08% of net loans at June 30, 2011. The decline in the provision for loan losses for the six and three months ended June 30, 2012 as compared to the same periods in 2011 as well as the decline in the allowance for loan losses as compared to June 30, 2011 is primarily due to the continued improvement in credit quality trends, including:

•	Reduced net loan charge-offs by $140.6 million or 42.1% from $334.1 million for the six months ended June 30, 2011 to $193.4 million for the six months ended June 30, 2012

•	Reduced NPL inflows by $273.8 million or 50.9% from $537.7 million for the six months ended June 30, 2011 to $263.9 million for the six months ended June 30, 2012

•	Reduced loans rated special mention by $681.7 million or 29.2% from $2.33 billion at June 30, 2011 to $1.65 billion at June 30, 2012

•	Reduced loans rated substandard accruing by $530.7 million or 33.2% from $1.60 billion at June 30, 2011 to $1.07 billion at June 30, 2012

•	Continued migration in the mix of the loan portfolio to reduced levels of higher risk loan types
The allowance for loan losses to non-performing loans coverage was 60.0% at June 30, 2012 compared to 60.8% and 71.3% at December 31, 2011 and June 30, 2011, respectively. This ratio is impacted by collateral-dependent impaired loans which generally have no allowance for loan losses because the estimated losses on these credits have been charged-off. Therefore, a more meaningful allowance for loan losses coverage ratio is the allowance to non-performing loans excluding collateral-dependent impaired loans for which there is no related allowance for loan losses. This ratio was 136.9% at June 30, 2012 compared to 124.0% at December 31, 2011 and 161.6% at June 30, 2011.
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
The table below includes selected credit quality metrics.

Credit Quality Metrics
(dollars in thousands)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Non-performing loans(1)	$755,161	836,039	883,021	872,074	885,236
Impaired loans held for sale(2)	31,306	18,317	30,156	53,074	89,139
Other real estate	174,941	201,429	204,232	239,255	244,313
Non-performing assets(3)	$961,408	1,055,785	1,117,409	1,164,403	1,218,688
Net charge-offs	98,691	94,749	113,454	138,343	167,184
Net charge-offs/average loans	1.99%	1.90	2.26	2.72	3.22
Loans 90 days past due and still accruing	$5,863	8,388	14,520	26,860	23,235
As a % of loans	0.03%	0.04	0.07	0.13	0.11
Total past due loans and still accruing	$91,962	144,794	149,442	199,561	199,804
As a % of loans	0.47%	0.73	0.74	0.99	0.97
Accruing TDRs	$687,396	651,239	668,472	640,324	551,603
Allowance for loan losses	453,325	507,794	536,494	595,383	631,401
Allowance for loan losses as a % of loans	2.30%	2.56	2.67	2.96	3.08
Non-performing loans as a % of total loans	3.84%	4.21	4.40	4.34	4.32
Non-performing assets as a % of total loans, other loans held for sale, and ORE	4.83%	5.26	5.50	5.71	5.85
Allowance to non-performing loans	60.03%	60.74	60.76	68.27	71.33
Collateral-dependent impaired loans(4)	$516,038	588,976	620,910	612,445	624,322

(1) Allowance and cumulative write-downs on non-performing loans as a percentage of unpaid principal balance at June 30, 2012 was approximately 36% compared to 33% at March 31, 2012.
(2) Represent only the impaired loans that have been specifically identified to be sold. Impaired loans held for sale are carried at the lower of cost or fair value, less costs to sell, determined on a liquidation basis.

(3) Allowance and cumulative write-downs on non-performing assets as a percentage of unpaid principal balance was 45% at June 30, 2012, compared to 43% at March 31, 2012.
(4) Collateral-dependent impaired loans for which there was no associated reserve were $410.1 million at June 30, 2012 and $426.3 million at March 31, 2012.

Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the relative composition of deposits for the last five quarters.

Composition of Deposits
(dollars in thousands)	June 30, 2012	March 30, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Non-interest bearing demand deposits	$5,607,680	5,535,844	5,366,868	5,249,335	4,877,267
Interest bearing demand deposits	3,379,220	3,564,409	3,613,060	3,474,852	3,357,195
Money market accounts, excluding brokered deposits	6,777,229	6,770,924	6,542,448	6,753,138	6,378,259
Savings deposits	554,210	557,524	515,038	522,327	521,798
Time deposits, excluding brokered deposits	4,097,834	4,302,292	4,591,164	4,952,144	5,049,900
Brokered deposits	1,148,892	1,406,709	1,783,174	2,157,631	2,690,598
Total deposits	21,565,065	22,137,702	22,411,752	23,109,427	22,875,017
Core deposits(1)	20,416,173	20,730,993	20,628,578	20,951,796	20,184,419
Core deposits excluding time deposits(1)	$16,318,339	16,428,701	16,037,414	15,999,652	15,134,519

(1) See reconciliation of “Non-GAAP Financial Measures” in this Report.
Total deposits at June 30, 2012 decreased $572.6 million, or 10.4% annualized, from March 31, 2012 and $846.7 million, or 7.6% annualized, from December 31, 2011. The decline in total deposits was driven primarily by a planned reduction of brokered deposits as well as a decline in time deposits. Total core deposits excluding time deposits at June 30, 2012 declined $110.4 million, or 2.7% annualized, from March 31, 2012 and grew $280.9 million, or 3.5% annualized, from December 31, 2011. The decline in time deposits was primarily due to the continued low interest rate environment and customers' desire to maintain balances in more liquid transaction accounts. The sequential quarter decrease in interest bearing demand deposits was due to an expected seasonal outflow in state, county, and municipal deposits. These state, county, and municipal balances are expected to increase in the second half of 2012. Non-interest bearing demand deposits as a percentage of total deposits increased to 26.0% at June 30, 2012, from 25.0% at March 31, 2012 and 23.9% at December 31, 2011. See reconciliation of “Non-GAAP Financial Measures” in this Report.
Time deposits of $100,000 and greater at June 30, 2012, March 31, 2012, and December 31, 2011 were $3.20 billion, $3.57 billion, and $4.14 billion respectively, and included brokered time deposits of $926.2 million, $1.18 billion, and $1.56 billion, respectively. These larger deposits represented 14.8%, 16.1%, and 18.5% of total deposits at June 30, 2012, March 31, 2012, and December 31, 2011, respectively, and contained brokered time deposits which represented 4.3%, 5.3%, and 7.0% of total deposits at June 30, 2012, March 31, 2012, and December 31, 2011, respectively.
At June 30, 2012, brokered deposits represented 5.3% of total deposits compared to 6.4% at March 31, 2012 and 8.0% of total deposits at December 31, 2011.

Capital Resources and Liquidity
Capital Resources
Synovus has always placed great emphasis on maintaining a solid capital base and continues to satisfy applicable regulatory capital requirements. Management is committed to maintaining a capital level sufficient to assure shareholders, customers, and regulators that Synovus is financially sound.
The following table presents certain ratios used to measure Synovus’ and Synovus Bank's capitalization.

Capital Ratios
(dollars in thousands)	June 30, 2012	March 31, 2012	December 31, 2011
Tier 1 capital
Synovus Financial Corp.	$2,822,487	2,799,794	2,780,774
Synovus Bank	3,062,118	3,004,937	2,950,329
Tier 1 common equity
Synovus Financial Corp.	1,861,135	1,840,997	1,824,493
Total risk-based capital
Synovus Financial Corp.	3,449,214	3,518,230	3,544,089
Synovus Bank	$3,326,683	3,270,827	3,219,480
Tier 1 capital ratio
Synovus Financial Corp.	13.35%	13.19	12.94
Synovus Bank	14.60	14.29	13.87
Tier 1 common equity ratio
Synovus Financial Corp.	8.80	8.67	8.49
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	16.31	16.57	16.49
Synovus Bank	15.86	15.55	15.14
Leverage ratio
Synovus Financial Corp.	10.66	10.41	10.08
Synovus Bank	11.66	11.27	10.82
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	7.12%	6.81	6.81

(1) See reconciliation of “Non-GAAP Financial Measures” in this Report.
As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. The capital measures used by the federal banking regulators include the total risk-based capital ratio, the Tier 1 risk-based capital ratio, and the leverage ratio. Synovus Bank is a state-chartered bank under the regulations of the GA DBF. Under applicable regulations, Synovus Bank is well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure. However, even if Synovus Bank satisfies all applicable quantitative criteria to be considered well-capitalized, the regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. In June 2010, Synovus Bank entered into a memorandum of understanding with the FDIC and the GA DBF agreeing to maintain a minimum leverage ratio of 8% and a minimum total risk-based capital to risk-weighted assets ratio of 10%. Management believes that, as of June 30, 2012, Synovus and Synovus Bank meet all capital requirements to which they are subject.
Synovus has experienced significant credit losses in recent years, primarily as a result of an extended period of economic downturn impacting all segments of the United States economy. While the level of credit losses has declined significantly from the peak with all key credit quality measures continuing to improve, current levels of credit losses and non-performing assets are still elevated compared to historical levels. The cumulative effect of these credit losses over recent years has negatively impacted Synovus' capital position. As a result, Synovus has completed a number of steps to strengthen its capital position as described below and in Synovus' 2011 Form 10-K. Synovus continuously and actively manages capital, including forecasting and stress testing for both expected and more adverse economic conditions and will pursue additional strategies designed to bolster its capital position when and as deemed necessary. If credit losses exceed management's current expectations, they could adversely impact Synovus' capital ratios.
During 2008, 2009, and 2010, Synovus completed several public offerings and other capital actions.
In December 2008, Synovus issued 967,870 shares of Series A Preferred Stock to the United States Department of the Treasury as part of the CPP, generating $967.9 million of Tier 1 Capital. During 2009 and 2010, Synovus issued an aggregate of 443,250,000 shares of common stock and issued 13,800,000 units of tMEDS through two public offerings. The common stock and tMEDS offerings increased Tier 1 common equity by approximately $1.61 billion. See Notes 13 and 20 to the consolidated financial statements in Synovus' 2011 Form 10-K for further information regarding the 2009 and 2010 common stock offerings, tMED offering, and other actions taken to bolster capital.
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
In June 2012, the U.S. banking regulatory agencies released three NPRs that will revise regulatory capital rules for U.S. banking organizations and align them with the Basel III capital standards. The NPRs are also designed to comply with various aspects of the Dodd-Frank Act. Two of the NPRs would apply to Synovus and have broad applicability to U.S. banking organizations regardless of size, with the exception of small bank holding companies (assets of less than $500 million). The proposed rules establish more stringent capital standards through more restrictive capital definitions, higher risk-weighted assets, additional capital buffers, and higher requirements for minimum capital ratios. The NPRs are now in a 90 day comment period which ends September 7, 2012 with some provisions expected to be effective as early as January 1, 2013. However, most of the significant changes, as proposed, are subject to phase-in periods that generally begin in either 2014 or 2016 and end in 2019. Synovus is currently reviewing the proposed rules and the impact these changes would make to regulatory capital.
Management currently believes, based on current internal capital analyses and earnings projections, that Synovus' capital position is adequate to meet current and proposed regulatory minimum capital requirements. However, Synovus continues to actively monitor economic conditions, evolving industry capital standards, and changes in regulatory standards and requirements, and engages in regular discussions with its regulators regarding capital at both Synovus and Synovus Bank. As part of its ongoing management of capital, Synovus will continue to identify, consider, and pursue additional strategic initiatives to bolster its capital position as deemed necessary, including strategies in connection with any future repayment of Synovus' obligations under the CPP.
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
As a result of the Dodd-Frank Act, effective as of December 31, 2010, unlimited FDIC insurance coverage for non-interest bearing demand transaction accounts was extended through December 31, 2012. This component of the Dodd-Frank Act served to extend unlimited insurance coverage which was initially established by the TAGP. Under current law, insurance coverage for non-interest bearing demand deposits will decline to a level of $250,000 per depositor after December 31, 2012. Currently, Synovus has a significant customer base which maintains non-interest bearing demand deposit balances that would exceed the insurance threshold after 2012 if this unlimited insurance coverage is not extended. Synovus' ability to retain these deposits would depend on numerous factors, including general economic conditions and the operating performance and credit quality of Synovus. As this represents a potential liquidity risk, Synovus expects to maintain an above average level of liquidity sources to mitigate such risk and to continue to evaluate and monitor this risk throughout 2012. See "Part I - Item 1A. Risk Factors - Regulation of the financial services industry continues to undergo major changes, and future legislation could increase our cost of doing business or harm our competitive position" in Synovus' 2011 Form 10-K.
Synovus Bank also generates liquidity through national deposit markets. Synovus Bank historically has issued long-term certificates of deposit across a broad geographic base to increase liquidity and diversify its funding base. Access to these deposits could become limited if Synovus Bank's asset quality and financial performance were to significantly deteriorate. Synovus Bank has the capability to access funding through its membership in the FHLB System. At June 30, 2012, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.
In addition to bank level liquidity management, Synovus must manage liquidity at the holding company level for various operating needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of general corporate expenses, and the payment of dividends to shareholders. The primary source of liquidity for Synovus is dividends from Synovus Bank, a transaction that is governed by certain rules and regulations of the GA DBF and FDIC. Dividends from Synovus Bank in 2010 were $43.9 million. During 2011, Synovus Bank did not pay dividends to the Parent Company. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality and overall financial condition. Synovus may not receive dividends from Synovus Bank in 2012. See “Part I - Item 1A. Risk Factors - We may be unable to access historical and alternative sources of liquidity, which could adversely affect our overall liquidity” of Synovus' 2011 Form 10-K. Synovus Bank is currently subject to a MOU that prohibits it from paying any cash dividends to the Parent Company without prior regulatory approval. Additionally, GA DBF rules and related statutes contain restrictions on payments of dividends. See “Part I- Item 1. Business - Supervision, Regulation and Other Matters - Dividends” of Synovus' 2011 Form 10-K. Synovus Bank is currently required to maintain regulatory capital levels in excess of minimum well-capitalized requirements, primarily as a result of non-performing asset levels. Due to these requirements, Synovus could be required to contribute additional capital to Synovus Bank, which could adversely affect liquidity at the Parent Company.
On February 13, 2012, Synovus issued $300 million aggregate principal amount of the 2019 Senior Notes in a public offering for aggregate proceeds of approximately $292.8 million, net of discount and debt issuance costs. Concurrent with this offering, Synovus announced a Tender Offer for any and all of its 2013 Notes, with a total principal amount outstanding of approximately $206.8 million. An aggregate principal amount of $146.1 million of the 2013 notes, representing 71% of the outstanding principal amount, were tendered in the Tender Offer. Synovus paid total consideration of approximately $146.1 million for these notes, which was funded from a portion of the net proceeds of the 2019 Senior Notes.
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

Earning Assets, Sources of Funds, and Net Interest Income
Earning Assets and Sources of Funds
Average total assets for six months ended June 30, 2012 decreased $2.24 billion, or 7.7%, to $26.82 billion as compared to $29.05 billion for the first six months of 2011. Average earning assets decreased $2.03 billion, or 7.5%, in the first six months of 2012 compared to the same period in 2011 and represented 93.0% of average total assets as compared to 92.8% in 2011. The reduction in average earning assets resulted from a $1.21 billion reduction in interest bearing funds at the Federal Reserve Bank and a $982.4 million net decrease in net loans outstanding which were offset in part by a $339.8 million increase in the taxable investment securities portfolio. Average interest bearing liabilities decreased $2.77 billion, or 13.2%, to $18.21 billion in the first six months of 2012 compared to the same period in 2011. The decrease in funding sources utilized to support earning assets was driven by a $2.13 billion decrease in interest bearing deposits and a $540.1 million decrease in long-term debt which was offset in part by a $635.8 million increase in non-interest bearing demand deposits.
Net interest income for the six months ended June 30, 2012 was $434.3 million, a decrease of $34.1 million, or 7.3%, compared to $468.4 million for the six months ended June 30, 2011.
The net interest margin for the six months ended June 30, 2012 was 3.52% up 1 b.p. from 3.51% for the six months ended June 30, 2011. Earning asset yields decreased by 22 b.p.s compared to the six months ended June 30, 2011 while the effective cost of funds decreased by 23 b.p.s. The primary factors negatively impacting earning asset yields were a 129 b.p.s decrease in the yield on taxable investment securities and a 28 b.p.s decline in loan yields. The investment yield decrease was due to significantly lower yields available for the reinvestment of maturing higher yielding securities and the portfolio repositioning primarily completed in the third quarter of 2011. In addition to these factors, higher levels of mortgage repayment activity resulted in the acceleration of the amortization of mortgage security purchase premiums. Loan yield decreases were primarily driven by downward pricing of maturing and prepaid loans. Earning asset yields were positively impacted by the reduction in low yielding funds held at the Federal Reserve Bank. The effective cost of funds was positively impacted by the downward repricing of maturing certificates of deposit, a decrease in the effective cost of money market accounts, and a deposit mix shift from time deposits to lower-cost core deposits. Compared to the six months ended June 30, 2011, core certificates of deposit declined by 39 b.p.s and core money market accounts declined by 31 b.p.s.
On a sequential quarter basis, net interest income decreased by $7.6 million and the net interest margin decreased by 7 b.p.s to 3.48%. Yields on earning assets decreased 8 b.p.s and the effective cost of funds decreased by 1 b.p. Yields on earnings assets were negatively impacted by a 9 b.p.s decrease in loan yields and a 24 b.p.s decrease in taxable investment security yields. Earning asset yields were positively impacted by a $143.4 million decrease in average funds held at the Federal Reserve Bank. Investment yields continue to be negatively impacted by the historically low interest rate environment and a higher level of mortgage security premium amortization. The effective cost of funds was positively impacted by the downward repricing of core certificates of deposit and core money market accounts, both of which declined by 11 and 7 b.p.s, respectively. The effective cost of funds was negatively impacted by the negative impact of a full quarter of interest on the senior debt issued during the first quarter. This negatively impacted the cost of funds by 6 b.p.s.
Synovus presently anticipates a relatively stable margin for the remainder of 2012. Earning asset yields are expected to further modestly decline as older, higher yielding assets mature and are redeployed at the current historically low interest rate levels. Much of this earning asset pressure is expected to be offset by a continued decline in the cost of deposit funding, which will be primarily driven by ongoing downward repricing of maturing core and brokered certificates of deposit and further decreases in the cost of core money market accounts.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Average Balances, Interest, and Yields
	2012		2011
(dollars in thousands) (yields and rates annualized)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Interest Earning Assets
Taxable investment securities (1)	$3,539,376	3,577,026	3,647,459	3,152,589	3,172,818
Yield	2.11%	2.35	2.59	3.28	3.46
Tax-exempt investment securities(1)(3)	$21,408	23,559	25,566	27,903	31,264
Yield (taxable equivalent)	6.40%	6.36	6.57	6.66	6.73
Trading account assets	$13,647	14,975	19,107	14,601	16,881
Yield	6.93%	7.47	4.87	5.76	5.27
Commercial loans(2)(3)	$15,941,719	16,144,615	16,276,207	16,535,371	16,983,912
Yield	4.67%	4.76	4.82	4.88	4.92
Consumer loans(2)	$3,896,941	3,866,084	3,871,393	3,869,698	3,879,042
Yield	4.87%	4.95	4.95	5.06	5.10
Allowance for loan losses	$(498,419)	(529,669)	(587,956)	(632.082)	(678,851)
Loans, net (2)	$19,340,241	19,481,030	19,559,644	19,772,987	20,184,103
Yield	4.85%	4.94	5.01	5.09	5.14
Mortgage loans held for sale	$90,499	112,040	161,632	91,257	79,340
Yield	4.99%	4.88	4.58	5.74	6.16
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	$1,668,814	1,830,295	2,221,728	3,075,470	2,929,515
Yield	0.24%	0.24	0.24	0.24	0.25
Federal Home Loan Bank and Federal Reserve Bank Stock (4)	$63,665	78,100	84,171	96,442	104,727
Yield	1.85%	1.43	0.93	0.90	0.87
Total interest earning assets	$24,737,650	25,117,025	25,719,307	26,231,249	26,518,648
Yield	4.14%	4.22	4.23	4.28	4.37
Interest Bearing Liabilities
Interest bearing demand deposits	$3,404,540	3,540,327	3,457,677	3,302,439	3,379,243
Rate	0.22%	0.25	0.26	0.3	0.32
Money market accounts	$6,769,037	6,755,769	6,697,334	6,636,751	6,306,399
Rate	0.42%	0.49	0.57	0.73	0.77
Savings deposits	$557,149	534,118	516,520	521,604	520,518
Rate	0.11%	0.12	0.12	0.13	0.14
Time deposits under $100,000	$1,868,348	1,967,084	2,062,171	2,131,453	2,124,525
Rate	0.97%	1.08	1.17	1.27	1.38
Time deposits over $100,000	$2,336,496	2,480,044	2,710,893	2,912,476	2,978,929
Rate	1.23%	1.33	1.40	1.49	1.57
Brokered money market accounts	$222,916	223,113	236,973	325,002	390,048
Rate	0.33%	0.28	0.27	0.39	0.47
Brokered time deposits	$1,036,521	1,346,868	1,689,538	2,053,811	2,471,620
Rate	1.94%	1.89	1.87	1.88	1.87
Total interest bearing deposits	$16,195,007	16,847,323	17,371,106	17,883,536	18,171,272
Rate	0.64%	0.73	0.82	0.95	1.01
Federal funds purchased and other short-term liabilities	$368,984	296,018	329,343	368,311	449,815
Rate	0.18%	0.24	0.26	0.28	0.26
Long-term debt	$1,326,239	1,386,324	1,443,825	1,693,673	1,901,130
Rate	4.34%	3.19	2.78	2.45	2.30
Total interest bearing liabilities	$17,890,230	18,529,665	19,144,274	19,945,520	20,522,217
Rate	0.91%	0.90	0.96	1.06	1.11
Non-interest bearing demand deposits	$5,606,352	5,397,964	5,413,322	5,175,521	4,911,044
Net interest margin	3.48%	3.55	3.52	3.47	3.51
Taxable equivalent adjustment	$780	798	844	880	893

(1) Excludes net unrealized gains and (losses).
(2) Average loans are shown net of deferred fees and costs. Non-performing loans are included.
(3)Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35%, in adjusting interest on tax-exempt loans and investment                    securities to a taxable-equivalent basis.
(4)Included as a component of Other Assets on the balance sheet.

Yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the six months ended June 30, 2012 and 2011 are presented below.

Average Balances, Interest, and Yields
	Six Months Ended June 30,
(dollars in thousands) (yields and rates annualized)	2012	2011
Interest Earning Assets
Taxable investment securities (1)	$3,558,201	3,218,447
Yield	2.22%	3.51
Tax-exempt investment securities(1)(3)	$22,484	37,710
Yield (taxable equivalent)	6.38%	6.80
Trading account assets	$14,311	18,571
Yield	7.19%	5.12
Commercial loans(2)(3)	$16,043,167	17,268,243
Yield	4.72%	4.95
Consumer loans(2)	$3,881,512	3,896,535
Yield	4.90%	5.17
Allowance for loan losses	$(514,044)	(688,676)
Loans, net (2)	$19,410,635	20,476,102
Yield	4.90%	5.18
Mortgage loans held for sale	$101,270	115,957
Yield	4.93%	5.23
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	$1,749,555	2,981,113
Yield	0.24%	0.25
Federal Home Loan Bank and Federal Reserve Bank Stock (4)	$70,882	107,894
Yield	1.62%	0.89
Total interest earning assets	$24,927,338	26,955,794
Yield	4.18%	4.40
Interest Bearing Liabilities
Interest bearing demand deposits	$3,472,433	3,452,579
Rate	0.24%	0.33
Money market accounts	$6,762,403	6,427,836
Rate	0.45%	0.76
Savings deposits	$545,633	507,085
Rate	0.11%	0.14
Time deposits under $100,000	$1,917,716	2,168,128
Rate	1.02%	1.46
Time deposits over $100,000	$2,408,270	3,134,203
Rate	1.28%	1.61
Brokered money market accounts	$223,015	392,004
Rate	0.30%	0.49
Brokered time deposits	$1,191,695	2,567,932
Rate	1.91%	1.85
Total interest bearing deposits	$16,521,165	18,649,767
Rate	0.69%	1.03
Federal funds purchased and other short-term liabilities	$332,501	431,015
Rate	0.21%	0.28
Long-term debt	$1,356,282	1,896,380
Rate	3.75%	2.31
Total interest bearing liabilities	$18,209,948	20,977,162
Rate	0.91%	1.13
Non-interest bearing demand deposits	$5,502,158	4,866,388
Net interest margin	3.52%	3.51
Taxable equivalent adjustment	$1,578	1,857

(1) Excludes net unrealized gains and (losses).
(2) Average loans are shown net of unearned income. Non-performing loans are included.
(3)Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35%, in adjusting interest on tax-exempt loans and investment                     securities to a taxable-equivalent basis.
(4)Included as a component of Other Assets on the balance sheet.

The following table summarizes the components of net interest income for the six and three months ended June 30, 2012 and 2011, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

Net Interest Income	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Interest income	$516,464	586,484	253,809	288,052
Taxable-equivalent adjustment	1,578	1,857	780	893
Interest income, taxable equivalent	518,042	588,341	254,589	288,945
Interest expense	82,148	118,089	40,453	57,091
Net interest income, taxable equivalent	$435,894	470,252	214,136	231,854

Non-interest Income
Total non-interest income for the six and three months ended June 30, 2012 was $160.6 million and $76.5 million, respectively, up 21.7% and 12.7%, respectively, from the same periods in 2011. The increase over 2011 was primarily due to net investment securities gains of $24.3 million and $4.2 million and increases in fair value of private equity investments of $7.4 million and $7.3 million recorded during the six and three months ended June 30, 2012, respectively. The following table shows the principal components of non-interest income.

Non-interest Income	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Service charges on deposit accounts	$36,915	39,556	18,684	19,238
Fiduciary and asset management fees	21,627	23,416	10,792	11,879
Brokerage revenue	12,942	12,511	6,295	6,291
Mortgage banking income	13,986	8,042	7,983	5,547
Bankcard fees	16,072	22,782	8,493	12,125
Investment securities gains, net	24,253	1,797	4,170	377
Other fee income	9,651	10,220	4,951	5,289
Increase (decrease) in fair value of private equity investments, net	7,372	(169)	7,279	(301)
Other non-interest income	17,798	13,858	7,830	7,404
Total non-interest income	$160,616	132,013	76,477	67,849

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
On October 1, 2011, certain provisions of the Dodd-Frank Act became effective. These provisions, commonly referred to as the “Durbin Amendment,” amended the Electronic Fund Transfer Act and required the Board of Governors of the Federal Reserve System to develop rules that implement, among other things, interchange fee restrictions on debit card transactions. Synovus anticipates a reduction of approximately $17 million in debit card interchange fee revenue resulting from these provisions in 2012 (or a reduction of approximately $13 million compared to 2011 revenue). The 2012 projected impact of $13 million is before expense savings related to changes in the debit card program which were implemented during the first quarter of 2012.  Additionally, growth in debit card transactions is expected to partially offset the estimated impact of the regulation on debit card interchange fee revenue.
While a full replacement of the reduction in revenue from the regulatory reform impacts described above is not expected in 2012, Synovus has implemented new fee income strategies to aid in partially offsetting the impact of regulatory reform. Future additional rulemaking or further regulatory changes could impact our ability to execute new strategies to replace fee income. See

"Part I - Item 1A. Risk Factors - Regulation of the financial services industry continues to undergo major changes, and future legislation could increase our cost of doing business or harm our competitive position," in Synovus' 2011 Form 10-K.
Principal Components of Non-Interest Income
Service charges on deposit accounts for the six and three months ended June 30, 2012 were $36.9 million, and $18.7 million, respectively, down 6.7% and 2.9%, respectively, from the same periods in 2011. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees for the six and three months ended June 30, 2012 were $18.3 million and $9.1 million, a decrease of $1.4 million, or 6.9%, and $683 thousand, or 7.0%, respectively, from the same periods in 2011. This decrease was primarily due to Synovus' implementation of certain processing changes as required by regulatory guidance on January 19, 2011 as discussed above and continued impact from other regulatory changes. Account analysis fees were $10.1 million and $4.8 million for the six and three months ended June 30, 2012, respectively, down $1.4 million, or 12.6%, and $650 thousand, or 11.8%, respectively, compared to the same periods in 2011. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $8.5 million and $4.7 million for the six and three months ended June 30, 2012, respectively, up $157 thousand, or 1.9%, and $779 thousand, or 19.7%, respectively, compared to 2011.
Fiduciary and asset management fees are derived from providing estate administration, employee benefit plan administration, personal trust, corporate trust, corporate bond, investment management and financial planning services. Fiduciary and asset management fees were $21.6 million and $10.8 million for the six and three months ended June 30, 2012, respectively, down $1.8 million, or 7.6%, and down $1.1 million, or 9.2%, respectively, from the same periods in 2011 due primarily to declines in fees for trust services.
Brokerage revenue was $12.9 million and $6.3 million in the six and three months ended June 30, 2012, respectively. Brokerage revenue increased modestly compared to the same periods in 2011. Brokerage revenue consists primarily of brokerage commissions.
Mortgage banking income increased $5.9 million, or 73.9%, and $2.4 million, or 43.9% for the six and three months ended June 30, 2012, respectively, compared to the same periods in 2011. Mortgage production volume was $627.8 million and $328.6 million for the six and three months ended June 30, 2012, respectively, an increase of $122.6 million, or 24.3%, and $62.3 million, or 23.4%, respectively, compared to the same periods in 2011.
Bankcard fees decreased $6.7 million, or 29.5%, and $3.6 million, or 30.0% for the six and three months ended June 30, 2012, respectively, compared to the same periods in 2011. Bankcard fees consist primarily of credit card interchange fees and debit card interchange fees. Debit card interchange fees were $5.5 million, down 58.6%, and $2.9 million, down 59.2% for the six and three months ended June 30, 2012, respectively, compared to the same periods in 2011. The declines were primarily due to the October 1, 2011 adoption of the Durbin Amendment discussed above. Credit card interchange fees were $10.2 million, up 6.1%, and $5.3 million, up 4.8% for the six and three months ended June 30, 2012, respectively, compared to the same periods in 2011 primarily due to an increase in transaction volume.
Other fee income includes fees for letters of credit, safe deposit box fees, access fees for automated teller machine use, customer swap dealer fees, and other miscellaneous fee-related income. Other fee income decreased $569 thousand, or 5.6%, and decreased $338 thousand, or 6.4% for the six and three months ended June 30, 2012, respectively, compared to the same periods in 2011.
The main components of other non-interest income are income from company-owned life insurance policies, insurance commissions, card sponsorship fees, and other miscellaneous items. Other non-interest income increased $3.9 million, or 28.4%, and increased $426 thousand, or 5.8% for the six and three months ended June 30, 2012, respectively compared to the same periods in 2011. The increase over 2011 was primarily due to interest on income tax refunds received during the first quarter of 2012.

Non-interest Expense
Non-interest expense for the six and three months ended June 30, 2012 decreased by $50.7 million, or 11.0%, and $14.2 million, or 6.4%, respectively, from the same periods in 2011. The decline was primarily due to a decline in restructuring charges in 2012 compared to restructuring costs incurred in early 2011 related to efficiency initiatives and a decline in foreclosed real estate expense. See Note 3 "Restructuring Charges" for more information on these charges. Core expenses for the six and three months ended June 30, 2012, which exclude restructuring charges, credit costs, Visa indemnification charges, and a loss from curtailment of a post-retirement defined benefit plan, declined $7.6 million, or 2.1%, and declined $2.4 million, or 1.3%, respectively, from the same periods in 2011. Synovus continues to focus on increasing efficiencies while investing in new technologies and in key talent. See "Non-GAAP Financial Measures" for applicable reconciliation.
The following table summarizes the components of non-interest expense for the six and three months ended June 30, 2012 and 2011.

Non-interest Expense
	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Salaries and other personnel expense	$187,795	184,849	95,173	91,749
Net occupancy and equipment expense	52,865	58,717	26,159	28,883
FDIC insurance and other regulatory fees	27,966	30,362	13,302	15,956
Foreclosed real estate expense, net	43,680	64,609	20,708	39,872
(Gains) losses on other loans held for sale, net	(99)	(1,746)	(1,058)	480
Professional fees	19,196	20,129	9,929	10,893
Data processing expense	16,735	18,201	8,712	9,251
Visa indemnification charges	4,713	96	1,734	92
Restructuring charges	2,252	27,439	1,393	3,106
Other operating expenses	56,296	59,475	32,212	22,133
Total non-interest expense	$411,399	462,131	208,264	222,415

Salaries and other personnel expense increased $2.9 million, or 1.6%, and increased $3.4 million, or 3.7% for the six and three months ended June 30, 2012, respectively, compared to the same periods in 2011 largely due to annual merit salary increases and employee incentives. Total employees were 5,151 at June 30, 2012, down 249, or 4.6%, from 5,400 employees at June 30, 2011.
Net occupancy and equipment expense declined $5.9 million, or 10.0%, and declined $2.7 million, or 9.4% during the six and three months ended June 30, 2012, respectively, compared to the same periods in 2011 primarily due to savings realized from ongoing efficiency initiatives, including the closing of 36 branches since January 2011.
FDIC insurance costs decreased $2.4 million, or 7.9%, and $2.7 million, or 16.6% for the six and three months ended June 30, 2012, respectively, compared to the same periods in 2011 primarily due to the favorable impact of continuing improved performance at Synovus Bank on the assessment rate.
Foreclosed real estate costs decreased $20.9 million, or 32.4%, and declined $19.2 million, or 48.1% for the six and three months ended June 30, 2012, respectively, compared to the same periods in 2011. The decline was largely a result of lower levels of ORE inventory. For further discussion of foreclosed real estate, see the section captioned “Other Real Estate.”
Data processing expense declined $1.5 million, or 8.1%, and declined $539 thousand, or 5.8% during the six and three months ended June 30, 2012 compared to the same periods in 2011. The decline was primarily driven by renegotiated and/or terminated provider services.
During the six and three months ended June 30, 2012, Synovus recognized Visa indemnification charges of $4.7 million and $1.7 million, respectively, which are related to Synovus' obligations as a member of the Visa USA network. See Note 11 "Visa Shares and Related Agreements" for further discussion of Visa indemnification charges.
Restructuring charges of $2.3 million and $1.4 million for the six and three months ended June 30, 2012, respectively, are related to the 2011 efficiency initiatives. This is $25.2 million less than the expense incurred for the six months ended June 30, 2011, and $1.7 million less than the expense incurred for the three months ended June 30, 2011. These expenses relate to the strategic plan announced in late 2010, whereby the Company has implemented cost savings initiatives.
Other operating expenses during the six and three months ended June 30, 2012 declined $3.2 million, or 5.3% and increased $10.1 million, or 45.5%, respectively, compared to the same periods in 2011. Other expenses were up during the three months ended June 30, 2012 compared to the same periods in 2011 primarily due to a reduction in reserves for unfunded commitments during the second quarter of 2011.

Income Taxes
The table below shows the effective income tax rate for the six and three months ended June 30, 2012 and 2011.

	Six Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Income (loss) before income taxes	$73,262	(123,628)	37,347	(43,764)
Income tax (expense) benefit, gross	(18,858)	58,849	(14,754)	14,487
(Increase) decrease in valuation allowance for deferred tax assets	21,040	(53,629)	16,859	(9,723)
Net income (loss)	$75,444	(118,408)	39,452	(39,000)
Effective tax rate before valuation allowance	25.7%	(47.6)	39.5	(33.1)
Effective tax rate after valuation allowance	(3.0)%	4.2	(0.1)	(10.9)

The total income tax benefit was $2.2 million and $2.1 million for the six and three months ended June 30, 2012, compared to $5.2 million and $4.8 million for the six and three months ended June 30, 2011. During the three months ended June 30, 2012, Synovus reduced its reserve for uncertain tax positions by $2.4 million, which is reflected as a reduction in income tax expense for the three months ended June 30, 2012. The reduction in the reserve for uncertain tax position was primarily due to a settlement with a state taxing authority.
Additionally, the estimated annual effective tax rate for the six and three months ended June 30, 2012 included a reduction in the deferred tax asset valuation allowance of $21.0 million and $16.9 million, respectively. Synovus expects to be subject to AMT for the year ending December 31, 2012 largely due to statutory limitations on the use of carryover net operating loss benefits. The income tax expense associated with the AMT liability is not expected to be significant.
Several recent legislative proposals have each called for lowering the current 35% corporate income tax rate. If the corporate income tax rate is lowered, it would reduce the value of the deferred tax asset that is subject to recovery.
At June 30, 2012, net DTAs, before the valuation allowance, were $802 million compared to $824 million at December 31, 2011. Of this amount, $268 million was generated from temporary differences relating primarily to the provision for losses on loans. This component does not have a set expiration date as the temporary differences have not yet reduced taxable income. The remaining net DTA balance of $534 million relates to tax carryforwards that have set expiration dates, typically 15 to 20 years, from the date they are originally generated. Synovus currently expects that approximately $21 million of its net DTAs will expire before they can be realized. The majority of these at-risk DTAs relate to state income tax credits that have various expiration dates through the tax year 2017.

Dividends
Synovus has historically paid a quarterly cash dividend to the holders of its common stock. Management closely monitors trends and developments in credit quality, liquidity (including dividends from subsidiaries, which are expected to be significantly lower than those received in previous years), financial markets and other economic trends, as well as regulatory requirements regarding the payment of dividends, all of which impact Synovus’ capital position, and will continue to periodically review dividend levels to determine if they are appropriate in light of these factors and the restrictions on payment of dividends described below and on Part II - Item 5. of Synovus' 2011 Form 10-K. Synovus' ability to pay dividends is partially dependent upon dividends and distributions that it receives from its bank and non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities. Dividends from subsidiaries in 2009, 2010, and 2011 were significantly lower than those received in previous years. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality and overall financial condition, and Synovus may not receive dividends from Synovus Bank in 2012. See "Part I - Item 1 - Business - Supervision, Regulation and Other factors - Dividends" of Synovus' 2011 Form 10-K.
As a result of the MOU described in “Part I - Item 1A - Risk Factors of Synovus' 2011 Form 10-K, "we are presently subject to, and in the future may become subject to additional, supervisory actions and/or enhanced regulation that could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock” , we are required to inform and consult with the Federal Reserve Board in advance of declaring or paying any future dividends, and the Federal Reserve Board could decide at any time that paying any dividends could be an unsafe or unsound banking practice. In the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has in some cases discouraged payment unless both asset quality and capital are very strong. In addition, pursuant to the terms of the Synovus Bank MOU, Synovus Bank cannot pay any cash dividends without the approval of the FDIC and the Georgia Commissioner. Additionally, Synovus is subject to contractual restrictions that limit its ability to pay dividends if there is an event of default under such contract. In addition, Synovus must seek the Federal Reserve's permission to increase the quarterly dividend on its common stock above $0.01 per common share. Synovus is presently subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on business, operating flexibility, financial condition, and the value of Synovus common stock.
See “Part I - Item 1. Business - Supervision, Regulation and Other Factors - Dividends, “Part I - Item 1A. Risk factors, "we presently are subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock” of Synovus' 2011 Form 10-K and “Part I - Item 1A. Risk Factors - We may be unable to pay dividends on our common stock and other securities” of Synovus' 2011 Form 10-K for additional information regarding dividends on Synovus stock.
Synovus declared and paid dividends of $0.02 per common share and $0.01 per common share for the six and three months ended June 30, 2012, respectively. Synovus declared and paid dividends of $0.02 per common share and $0.01 per common share for the six and three months ended June 30, 2011, respectively.
In addition to dividends paid on its common stock, Synovus paid dividends of $24.2 million and $12.1 million to the Treasury on the Series A Preferred Stock during the six and three months ended June 30, 2012, respectively. Synovus paid dividends of $24.2 million and $12.1 million to the Treasury on the Series A Preferred Stock during the six and three months ended June 30, 2011, respectively.

Other Contingencies
Repurchase Obligations for Mortgage Loans Originated for Sale
Financial institutions have experienced a dramatic increase in the number of repurchase demands they received, including from government sponsored enterprises, mortgage insurers, and other purchasers of residential mortgage-backed securitizations, generally due to findings of underwriting deficiencies in the mortgage origination process and in the packaging of mortgages by certain mortgage lenders. Also, foreclosure practices of financial institutions nationwide came under scrutiny due to the discovery of questionable residential foreclosure procedures of certain large financial institutions. The current focus in foreclosure practices of financial institutions nationwide led Synovus to evaluate its foreclosure process related to home equity and consumer mortgage loans within its loan portfolio. Based on information currently available, management believes that it does not have significant exposure to contingent losses that may arise relating to the representations and warranties that it has made in connection with its mortgage loan sales. See “Risk Factors” in Part I-Item 1A. of Synovus’ 2011 Form 10-K.
Residential mortgage loans originated by Synovus Mortgage are sold to third-party GSEs and non-GSE purchasers on a non-recourse and on a servicing released basis. These loans are originated and underwritten internally by Synovus personnel and are primarily to borrowers in Synovus’ geographic market footprint.

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
To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with loans originated from 2005 through 2008. From January 1, 2005 through June 30, 2012, Synovus Mortgage originated and sold approximately $6.7 billion of first lien GSE eligible mortgage loans and approximately $2.9 billion of first and second lien non-GSE eligible mortgage loans. The total expense pertaining to losses from repurchases of mortgage loans previously sold, including amounts accrued in accordance with ASC 450, was $3.5 million and $1.3 million for the six months ended June 30, 2012 and 2011, respectively and $2.6 million and $453 thousand for the three months ended June 30, 2012 and 2011, respectively. The total accrued liability related to mortgage repurchase claims was $3.4 million and $3.3 million, at June 30, 2012 and December 31, 2011, respectively.
Mortgage Loan Foreclosure Practices
At June 30, 2012 and December 31, 2011, Synovus had $2.99 billion and $3.03 billion, respectively of home equity and consumer mortgage loans which are secured by first and second liens on residential properties. Of this amount, approximately $884.0 million and $890.5 million, respectively, consists of mortgages relating to properties in Florida and South Carolina which are states in which foreclosures proceed through the courts. To date, foreclosure activity in the home equity and consumer mortgage loan portfolio has been low. Any foreclosures on these loans are handled by designated Synovus personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Based on information currently available, management believes that it does not have significant exposure related to our foreclosure practices. See “Risk Factors” in Part I-Item 1A. of Synovus’ 2011 Form 10-K.

Recently Issued Accounting Standards
See Note 1 of the notes to the unaudited interim consolidated financial statements for a discussion of recently issued accounting standards updates.

Non-GAAP Financial Measures
The measures entitled pre-tax, pre-credit costs income; non-interest income excluding investment securities gains, net; core expenses; net interest margin excluding the incremental impact of the first quarter 2012 debt offering; net sequential quarter loan growth (decline); core deposits; core deposits excluding time deposits; the tangible common equity to tangible assets ratio; tangible book value per common share; and the tangible common equity to risk-weighted assets are not measures recognized under U.S. GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures are income (loss) before income taxes, total non-interest expense, total deposits, the ratio of total common shareholders’ equity to total assets, book value per common share; sequential quarter total loan growth (decline); and the ratio of total common shareholders’ equity to risk-weighted assets, respectively.
Management uses these non-GAAP financial measures to assess the performance of Synovus’ core business and the strength of its capital position. Synovus believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist investors in evaluating Synovus’ operating results, financial strength and capital position. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures at other companies. Pre-tax, pre-credit costs income is a measure used by management to evaluate core operating results exclusive of credit costs as well as certain non-core income and expenses such as investment securities gains and restructuring charges. Non-interest income excluding investment securities gains, net is a measure used by management to evaluate non-interest income exclusive of net investment securities gains. Core expenses are measures used by management to gage the success of expense management initiatives focused on reducing recurring controllable operating costs. Net interest margin excluding the incremental impact of the first quarter 2012 debt offering is a measure used by management to evaluate the sequential organic change in the net interest margin. Net sequential quarter loan growth (decline) is a measure used by management to evaluate organic loan growth. Core deposits and core deposits excluding time deposits are measures used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. The tangible book value per common share is a measure used by management and investment analysts to evaluate the market value of Synovus’ common stock. The tangible common equity to tangible assets ratio and the tangible common equity to risk-weighted assets ratio are used by management and investment analysts to assess the strength of Synovus’ capital position. The computations of these measures are set forth in the table below.

Reconciliation of Non-GAAP Financial Measures
	Six Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands, except per share data)	2012	2011	2012	2011
Pre-tax, Pre-credit Costs Income
Income (loss) before income taxes	$73,262	(123,628)	37,347	(43,764)
Add: Provision for loan losses	110,271	261,905	44,222	120,159
Add: Other credit costs (1)	50,968	73,122	26,119	37,772
Add: Restructuring charges	2,252	27,439	1,393	3,106
Add: Visa indemnification charges	4,713	96	1,734	92
Less: Investment securities gains, net	(24,253)	(1,797)	(4,170)	(377)
Less: Loss on curtailment of post-retirement benefit	—	398	—	—
Pre-tax, pre-credit costs income	$217,213	237,535	106,645	116,988

Non-interest Income Excluding Investment Securities Gains, Net
Total non-interest income	$160,616	132,013	76,477	67,849
Less: Net investment securities gains	24,253	1,797	4,170	377
Non-interest income excluding investment securities gains, net	$136,363	130,216	72,307	67,472

Core Expenses
Total non-interest expense	$411,399	462,131	208,264	222,415
Less: Other credit costs(1)	(50,968)	(73,122)	(26,119)	(37,772)
Less: Restructuring charges	(2,252)	(27,439)	(1,393)	(3,106)
Less: Loss on curtailment of post-retirement benefit	—	(398)	—	—
Less: Visa indemnification charges	(4,713)	(96)	(1,734)	(92)
Core expenses	$353,466	361,076	179,018	181,445

	June 30, 2012	March 31, 2012	December 31, 2011	June 30, 2011

Net Interest Margin
Net interest margin	3.48%	3.55	3.52	3.47
Impact of 1Q12 debt offering	0.08	0.02	—	—
Net interest margin excluding impact of 1Q12 debt offering	3.56%	3.57	3.52	3.47

Net Sequential Quarter Loan Growth (Decline)
Sequential quarter decline in total loans	$(163,571)	(236,115)	(22,273)	(492,612)
Add: Transfers to other loans held for sale	38,999	578	3,457	11,275
Add: Foreclosures	30,087	48,127	36,331	60,426
Add: Charge-offs excluding transfers to other loans held for sale and loan sales	53,075	65,498	78,443	126,821
Add: Loan sales	70,590	96,621	70,808	126,462
Net sequential quarter loan growth (decline)	$29,180	(25,291)	166,766	(167,628)

Core Deposits and Core Deposits Excluding Time Deposits
Total deposits	$21,565,065	22,137,702	22,411,752	22,875,017
Brokered deposits	(1,148,892)	(1,406,709)	(1,783,174)	(2,690,598)
Core deposits	20,416,173	20,730,993	20,628,578	20,184,419
Time deposits	(4,097,834)	(4,302,292)	(4,591,164)	(5,049,901)
Core deposits excluding time deposits	$16,318,339	16,428,701	16,037,414	15,134,518

Tangible Common Equity Ratios
Total risk-weighted assets	$21,146,174	21,230,198	21,486,822	21,476,848
Total assets	26,294,110	27,064,792	27,162,845	28,313,910
Goodwill	(24,431)	(24,431)	(24,431)	(24,431)
Other intangible assets, net	(6,693)	(7,589)	(8,525)	(10,449)
Tangible assets	$26,262,986	27,032,772	27,129,889	28,279,030

Total shareholders’ equity	$2,853,389	2,821,763	2,827,452	2,850,937
Goodwill	(24,431)	(24,431)	(24,431)	(24,431)
Other intangible assets, net	(6,693)	(7,589)	(8,525)	(10,449)
Cumulative perpetual preferred stock	(952,093)	(949,536)	(947,017)	(942,096)
Tangible common equity	$1,870,172	1,840,207	1,847,479	1,873,961
Tangible equity units	(260,084)	(260,084)	(260,084)	(260,122)
Tangible common equity excluding tangible equity units	$1,610,088	1,580,123	1,587,395	1,613,839
Common shares outstanding	786,576	786,575	785,295	785,279
Book value per common share	$2.09	2.05	2.06	2.10
Tangible book value per common share	2.05	2.01	2.02	2.06
Total shareholders’ equity to total assets ratio	10.85%	10.43	10.41	10.07
Tangible common equity to tangible assets ratio	7.12	6.81	6.81	6.63
Tangible common equity to risk-weighted assets ratio	8.84	8.67	8.60	8.73

(1) Other credit costs consist primarily of foreclosed real estate expense, net, provision for losses on unfunded commitments, and charges related to other loans held for sale.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk is the primary market risk to which Synovus is potentially exposed. Synovus measures its sensitivity to changes in market interest rates through the use of a simulation model. Synovus uses this simulation model to determine a baseline net interest income forecast and the sensitivity of this forecast to changes in interest rates. These simulations include all of Synovus’ earning assets, liabilities, and derivative instruments. Forecasted balance sheet changes, primarily reflecting loan and deposit growth and mix forecasts, are included in the periods modeled. Anticipated deposit mix changes in each interest rate scenario are also included in the periods modeled. Projected rates for loans and deposits are based on management's outlook and local market conditions.
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0% to 0.25%. Due to short-term interest rates being at or near 0% at this time, only rising rate scenarios have been modeled. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points to determine the sensitivity of net interest income for the next twelve months. As of June 30, 2012, the interest rate sensitivity of Synovus has not materially changed as compared to December 31, 2011. Synovus continues to maintain a modestly asset sensitive position which would be expected to benefit net interest income in a rising interest rate environment. Several factors could serve to diminish or eliminate this asset sensitivity. These factors include a higher than projected level of deposit customer migration to higher cost deposits, such as certificates of deposit, which would increase total interest expense and serve to reduce the realized level of asset sensitivity. The following table represents the estimated sensitivity of net interest income to these changes in short term interest rates at June 30, 2012, with comparable information for December 31, 2011.

Change in Short-term Interest Rates	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)

(in basis points)	June 30, 2012	December 31, 2011
+200	2.1%	2.7%
+100	1.7	2.0
Flat	—%	—%

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

PART II – OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
Synovus and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Synovus and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries and investigations. Based on our current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, operating results or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations and financial condition for any particular period. For additional information, see Note 13 - Legal Proceedings of the Notes to the unaudited interim consolidated financial statements in Part I- Item 1 of this Report, which Note is incorporated in this Part II - Item 1 by this reference.
ITEM 1A – RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” in Part I-Item 1A of Synovus’ 2011 Form 10-K and Synovus’ quarterly reports on Form 10-Q which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
There were no material changes during the period covered by this Report to the risk factors previously disclosed in Synovus’ 2011 10-K.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

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

SYNOVUS FINANCIAL CORP.

By:
Thomas J. Prescott
Executive Vice President and Chief Financial Officer