Form 10-Q
period 2012-09-30
SYNOVUS FINANCIAL CORP
filed 2012-11-09
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
Commission file number 1-10312

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	October 31, 2012
Common Stock, $1.00 Par Value	786,575,516 shares

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
FDIC – Federal Deposit Insurance Corporation
Federal Reserve Bank – There are 12 banks that are the operating arms of the central bank. They implement the policies of the Federal Reserve Board and also conduct economic research.
Federal Reserve Board – The 7-member Board of Governors that oversees the Federal Reserve System establishes monetary policy (interest rates, credit, etc.) and monitors the economic health of the country. Its members are appointed by the President subject to Senate confirmation, and serve 14-year terms.
Federal Reserve System – The 12 Federal Reserve Banks, with each one serving member banks in its own district. This system, supervised by the Federal Reserve Board, has broad regulatory powers over the money supply and the credit structure.
FINRA – Financial Industry Regulatory Authority
FFIEC – Federal Financial Institutions Examination Council
FHLB – Federal Home Loan Bank
FICO – Fair Isaac Corporation
FIN – Financial Interpretation
GA DBF – Georgia Department of Banking and Finance
GAAP – Generally Accepted Accounting Principles in the United States of America
GDP – gross domestic product
Georgia Commissioner – Banking Commissioner of the State of Georgia
GSE – government sponsored enterprise
HAP – Home Affordability Program
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
NOL – net operating loss
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
TARP – Troubled Assets Relief Program
TBA – to-be-announced securities with respect to mortgage-related securities to be delivered in the future (MBSs and CMOs)
TDR – troubled debt restructuring (as defined in ASC 310-40)
Tender Offer – Offer by Synovus to purchase, for cash, all of its outstanding 2013 Notes, which commenced on February 7, 2012 and expired on March 6, 2012 the Treasury – United States Department of the Treasury
tMEDS – tangible equity units, each composed of a prepaid common stock purchase contract and a junior subordinated amortizing note
TSYS – Total System Services, Inc.
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

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$454,028	510,423
Interest bearing funds with Federal Reserve Bank	815,156	1,567,006
Interest earning deposits with banks	27,215	13,590
Federal funds sold and securities purchased under resale agreements	116,318	158,916
Trading account assets, at fair value	5,953	16,866
Mortgage loans held for sale, at fair value	246,224	161,509
Other loans held for sale	11,254	30,156
Investment securities available for sale, at fair value	3,229,440	3,690,125
Loans, net of deferred fees and costs	19,731,865	20,079,813
Allowance for loan losses	(420,404)	(536,494)
Loans, net	19,311,461	19,543,319
Premises and equipment, net	475,222	486,923
Goodwill	24,431	24,431
Other intangible assets, net	5,895	8,525
Other real estate	189,182	204,232
Other assets	852,865	746,824
Total assets	$25,764,644	27,162,845
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$5,503,288	5,366,868
Interest bearing deposits, excluding brokered deposits	14,423,583	15,261,710
Brokered deposits	919,959	1,783,174
Total deposits	20,846,830	22,411,752
Federal funds purchased and securities sold under repurchase agreements	165,865	313,757
Long-term debt	1,654,183	1,364,727
Other liabilities	222,066	245,157
Total liabilities	22,888,944	24,335,393
Shareholders' Equity
Series A Preferred Stock – no par value. Authorized 100,000,000 shares; 967,870 issued and outstanding at September 30, 2012 and December 31, 2011	954,690	947,017
Common stock - $1.00 par value. Authorized 1,200,000,000 shares; issued 792,268,968 at September 30, 2012 and 790,988,880 at December 31, 2011; outstanding 786,575,516 at September 30, 2012 and 785,295,428 at December 31, 2011	792,269	790,989
Additional paid-in capital	2,202,903	2,241,171
Treasury stock, at cost – 5,693,452 shares at September 30, 2012 and December 31, 2011	(114,176)	(114,176)
Accumulated other comprehensive income	16,156	21,093
Accumulated deficit	(976,142)	(1,058,642)
Total shareholders’ equity	2,875,700	2,827,452
Total liabilities and shareholders' equity	$25,764,644	27,162,845
See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Interest income:
Loans, including fees	$700,620	773,586	229,814	251,952
Investment securities available for sale	55,511	83,969	15,039	26,620
Trading account assets	770	691	255	212
Mortgage loans held for sale	4,260	4,343	1,764	1,309
Federal Reserve Bank balances	2,697	5,363	688	1,839
Other earning assets	282	501	116	38
Total interest income	764,140	868,453	247,676	281,970
Interest expense:
Deposits	77,529	138,086	21,144	42,653
Federal funds purchased and securities sold under repurchase agreements	505	851	155	256
Long-term debt	39,445	32,518	14,032	10,458
Total interest expense	117,479	171,455	35,331	53,367
Net interest income	646,661	696,998	212,345	228,603
Provision for loan losses	173,843	364,230	63,572	102,325
Net interest income after provision for loan losses	472,818	332,768	148,773	126,278
Non-interest income:
Service charges on deposit accounts	57,319	59,595	20,404	20,039
Fiduciary and asset management fees	31,966	35,046	10,340	11,631
Brokerage revenue	19,786	19,067	6,844	6,556
Mortgage banking income	23,247	15,469	9,261	7,427
Bankcard fees	23,938	34,344	7,866	11,562
Investment securities gains, net	30,909	64,670	6,656	62,873
Other fee income	14,927	15,643	5,276	5,423
Increase (decrease) in fair value of private equity investments, net	6,428	(941)	(944)	(771)
Other non-interest income	25,329	22,512	7,530	8,652
Total non-interest income	233,849	265,405	73,233	133,392
Non-interest expense:
Salaries and other personnel expense	280,972	278,431	93,177	93,184
Net occupancy and equipment expense	79,512	86,698	26,647	27,981
FDIC insurance and other regulatory fees	37,171	45,826	9,205	15,463
Foreclosed real estate expense, net	55,677	101,716	11,997	37,108
Losses (gains) on other loans held for sale, net	4,005	(2,591)	4,104	(846)
Professional fees	29,270	30,264	10,074	10,135
Data processing expense	25,020	27,225	8,284	9,024
Visa indemnification charges	5,546	96	833	—
Restructuring charges	3,444	30,026	1,192	2,587
Other operating expenses	82,273	86,992	25,979	27,916
Total non-interest expense	602,890	684,683	191,492	222,552
Income (loss) before income taxes	103,777	(86,510)	30,514	37,118
Income tax (benefit) expense	(2,393)	1,690	(211)	6,910
Net income (loss)	106,170	(88,200)	30,725	30,208
Net loss attributable to non-controlling interest	—	(220)	—	—
Net income (loss) available to controlling interest	106,170	(87,980)	30,725	30,208
Dividends and accretion of discount on preferred stock	43,968	43,510	14,695	14,541
Net income (loss) available to common shareholders	$62,202	(131,490)	16,030	15,667
Earnings per common share:
Net income (loss) available to common shareholders, basic	$0.08	(0.17)	0.02	0.02
Net income (loss) available to common shareholders, diluted	0.07	(0.17)	0.02	0.02
Weighted average common shares outstanding, basic	786,429	785,267	786,576	785,280
Weighted average common shares outstanding, diluted	909,717	785,267	910,396	911,247
See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011			Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income (loss)	$103,777	2,393	106,170	(86,510)	(1,690)	(88,200)	30,514	211	30,725	37,118	(6,910)	30,208
Net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	(1,492)	575	(917)	(9,478)	3,588	(5,890)	49	(19)	30	(2,504)	974	(1,530)
Valuation allowance for the change in deferred taxes arising from unrealized gains/losses(1)	—	(575)	(575)	—	(3,561)	(3,561)	—	33	33	—	(3,561)	(3,561)
Net unrealized gains (losses)	(1,492)	—	(1,492)	(9,478)	27	(9,451)	49	14	63	(2,504)	(2,587)	(5,091)
Net unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	26,848	(10,333)	16,515	49,169	(18,533)	30,636	15,772	(6,069)	9,703	26,706	(10,282)	16,424
Reclassification adjustment for (gains) losses realized in net income	(30,909)	11,900	(19,009)	(64,670)	24,899	(39,771)	(6,656)	2,563	(4,093)	(62,873)	24,207	(38,666)
Valuation allowance for the change in deferred taxes arising from unrealized gains/losses(1)	—	(1,567)	(1,567)	—	(6,383)	(6,383)	—	3,506	3,506	—	(6,383)	(6,383)
Net unrealized gains (losses)	(4,061)	—	(4,061)	(15,501)	(17)	(15,518)	9,116	—	9,116	(36,167)	7,542	(28,625)
Amortization of post-retirement unfunded health benefit:
Amortization arising during the period	616	(237)	379	—	—	—	(26)	10	(16)	—	—	—
Valuation allowance for the change in deferred taxes arising from amortization	—	237	237	—	—	—	—	(10)	(10)	—	—	—
Amortization	616	—	616	—	—	—	(26)	—	(26)	—	—	—
Other comprehensive income (loss)	(4,937)	—	(4,937)	(24,979)	10	(24,969)	9,139	14	9,153	(38,671)	4,955	(33,716)
Less: comprehensive loss attributable to non-controlling interest	—	—	—	(220)	—	(220)	—	—	—	—	—	—
Comprehensive income (loss)	$98,840	2,393	101,233	(111,269)	(1,680)	(112,949)	39,653	225	39,878	(1,553)	(1,955)	(3,508)

(1) In accordance with ASC 740-20-45-11(b), the deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss).

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Total
Balance at December 31, 2010	$937,323	790,956	2,293,264	(114,176)	57,158	(966,607)	26,629	3,024,547
Net loss	—	—	—	—	—	(87,980)	(220)	(88,200)
Other comprehensive loss, net of taxes	—	—	—	—	(24,969)	—	—	(24,969)
Cash dividends declared on common stock - $0.03 per share	—	—	—	—	—	(23,558)	—	(23,558)
Cash dividends paid on preferred stock	—	—	(36,296)	—	—	—	—	(36,296)
Accretion of discount on preferred stock	7,215	—	(7,215)	—	—	—	—	—
Restricted share unit activity	—	18	(18)	—	—	—	—	—
Share-based compensation expense	—	—	4,333	—	—	—	—	4,333
Change in ownership at majority-owned subsidiary	—	—	—	—	—	—	(26,409)	(26,409)
Balance at September 30, 2011	$944,538	790,974	2,254,068	(114,176)	32,189	(1,078,145)	—	2,829,448

Balance at December 31, 2011	$947,017	790,989	2,241,171	(114,176)	21,093	(1,058,642)	—	2,827,452
Net income	—	—	—	—	—	106,170	—	106,170
Other comprehensive loss, net of taxes	—	—	—	—	(4,937)	—	—	(4,937)
Cash dividends declared on common stock - $0.03 per share	—	—	—	—	—	(23,597)	—	(23,597)
Cash dividends paid on preferred stock	—	—	(36,295)	—	—	—	—	(36,295)
Accretion of discount on preferred stock	7,673	—	(7,673)	—	—	—	—	—
Restricted share unit activity	—	1,280	(1,207)	—	—	(73)	—	—
Share-based compensation expense	—	—	6,907	—	—	—	—	6,907
Balance at September 30, 2012	$954,690	792,269	2,202,903	(114,176)	16,156	(976,142)	—	2,875,700

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2012	2011
Operating Activities
Net income (loss)	$106,170	(88,200)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	173,843	364,230
Depreciation, amortization, and accretion, net	46,940	34,911
Deferred income tax expense (benefit)	153	(341)
Decrease in interest receivable	9,029	16,950
Decrease in interest payable	(8,406)	(12,676)
Decrease in trading account assets	10,913	4,827
Originations of mortgage loans held for sale	(892,573)	(665,277)
Proceeds from sales of mortgage loans held for sale	819,635	776,557
Gains on sale of mortgage loans held for sale, net	(10,809)	(5,292)
(Increase) decrease in prepaid and other assets	(116,519)	75,637
Increase in accrued salaries and benefits	5,697	4,870
(Decrease) increase in other liabilities	(20,382)	4,872
Investment securities gains, net	(30,909)	(64,670)
Losses (gains) on sales of other loans held for sale, net	4,005	(2,591)
Losses on other real estate, net	42,695	87,814
(Increase) decrease in fair value of private equity investments, net	(6,428)	941
Losses (gains) on sales of other assets held for sale, net	(162)	(1,247)
Write downs on other assets held for sale	2,063	7,005
Loss on curtailment of post-retirement health benefit plan	—	398
Share-based compensation	6,907	4,333
Other, net	(899)	(7,332)
Net cash provided by operating activities	140,963	535,719
Investing Activities
Net increase in interest earning deposits with banks	(13,625)	(5,114)
Net decrease (increase) in federal funds sold and securities purchased under resale agreements	42,598	(28,802)
Net decrease in interest bearing funds with Federal Reserve Bank	751,850	352,943
Proceeds from maturities and principal collections of investment securities available for sale	1,063,512	784,961
Proceeds from sales of investment securities available for sale	909,485	1,753,686
Purchases of investment securities available for sale	(1,510,566)	(2,444,695)
Proceeds from sales of other loans held for sale	176,241	268,612
Proceeds from sale of other real estate	94,463	124,663
Principal payments on other loans held for sale	4,466	38,385
Net (increase) decrease in loans	(231,243)	583,982
Purchases of premises and equipment	(17,405)	(10,665)
Proceeds from disposals of premises and equipment	3,179	6,414
Proceeds from sales of other assets held for sale	6,732	4,616
Net cash provided by investing activities	1,279,687	1,428,986
Financing Activities
Net increase in demand and savings deposits	73,630	490,521
Net (decrease) in certificates of deposit	(1,638,551)	(1,881,398)
Net (decrease) in federal funds purchased and securities sold under repurchase agreements	(147,893)	(170,420)
Principal repayments on long-term debt	(364,339)	(445,538)
Proceeds from issuance of long-term debt	660,000	165,000
Dividends paid to common shareholders	(23,597)	(23,558)
Dividends paid to preferred shareholders	(36,295)	(36,296)
Net cash used in financing activities	(1,477,045)	(1,901,689)

(Decrease) increase in cash and cash equivalents	(56,395)	63,016
Cash and cash equivalents at beginning of period	510,423	389,021
Cash and cash equivalents at end of period	$454,028	452,037

Supplemental Cash Flow Information
Cash (received) paid during the period for:
Income tax (refunds) payments, net	$(7,804)	2,821
Interest paid	107,201	154,456
Non-cash Activities:
Decrease in net unrealized gains on investment securities available for sale	(4,061)	(15,502)
Decrease in net unrealized gains on hedging instruments	(1,492)	(2,475)
Amortization of post-retirement unfunded health benefit	616	—
Mortgage loans held for sale transferred to loans at fair value	1,542	6,442
Loans foreclosed and transferred to other real estate at fair value	113,966	173,461
Loans transferred to other loans held for sale, at fair value	176,891	280,324
Other loans held for sale foreclosed and transferred to other real estate at fair value	8,142	16,966
Other loans held for sale transferred to loans	58	20,043
Premises and equipment transferred to other assets held for sale	2,402	28,048
Securities purchased (sold) during the period but settled after period end	(178,267)	205,938
Accretion of discount for preferred stock issued to the U. S. Treasury	7,673	7,215

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
A substantial portion of Synovus’ loans are secured by real estate in five Southeastern states (Georgia, Alabama, Florida, South Carolina, and Tennessee). Accordingly, the ultimate collectability of a substantial portion of Synovus’ loan portfolio is susceptible to changes in market conditions in these areas. Total commercial real estate loans represent approximately 34% of the total loan portfolio at September 30, 2012. Due to declines in real estate values over the past four years, the commercial real estate portfolio loans may have a greater risk of non-collection than other loans. Based on available information, management believes that the allowance for loan losses is adequate. Management uses available information to recognize losses on loans, and future additions to the allowance may be necessary based on changes in economic conditions, the ability of borrowers to repay their loans, and management’s plans for disposition. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Synovus’ allowance for loan losses. Such agencies may require Synovus to make changes to the allowance for loan losses based on their judgment of information available to them at the time of their examination.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks. At September 30, 2012 and December 31, 2011, cash and cash equivalents included $55.6 million and $73.3 million, respectively, on deposit to meet Federal Reserve Bank requirements. At September 30, 2012 and December 31, 2011, $15.6 million of the due from banks balance was restricted as to withdrawal, including $15.0 million on deposit pursuant to a payment network arrangement.
Short-term Investments
Short-term investments consist of interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements. Interest earning deposits with banks include $14.7 million at September 30, 2012 and $10.4 million at December 31, 2011, which is pledged as collateral in connection with certain letters of credit. Federal funds sold include $110.0 million at September 30, 2012, and $141.0 million at December 31, 2011, which is pledged to collateralize certain derivative instruments in a net liability position. Federal funds sold and securities purchased under resale agreements, federal funds purchased and securities sold under repurchase agreements, generally mature in one day.
Recently Adopted Accounting Standards Updates
Effective January 1, 2012, Synovus adopted the provisions of the following ASUs:

ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 was the result of a joint project with the IASB and FASB, and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of OCI in the statement of changes in shareholders' equity. Instead, the new guidance now requires entities to present all non-owner changes in shareholders' equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Synovus elected the two separate statement approach. See the consolidated statements of comprehensive income (loss) for the disclosures required under the provisions of this ASU. In addition, certain provisions of ASU 2011-05 were temporarily amended by ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. One of the provisions of ASU 2011-05 requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This requirement is indefinitely deferred by ASU 2011-12, and will be further deliberated by the FASB at a future date. During the deferral period, Synovus will comply with all existing requirements for reclassification adjustments in ASC 220, which states that "an entity may display reclassification adjustments on the face of the financial statement in which comprehensive income is reported, or it may disclose reclassification adjustments in the notes to the financial statements."
ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure in U.S. GAAP and IFRS. Most of the amendments of ASU 2011-04 are clarifications of the FASB's intent about the application of existing fair value measurement and disclosure requirements. Other amendments change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The new fair value measurement disclosures include additional quantitative and qualitative disclosures for Level 3 measurements, including a sensitivity analysis of fair value changes in unobservable inputs, and categorization by fair value hierarchy level for items for which the fair value is only disclosed. The adoption of this guidance impacted Synovus' financial statement disclosures, but did not affect Synovus' financial position or results of operations. Required changes to the fair value disclosures can be found in Note 7.
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
ASU 2011-08, Testing Goodwill for Impairment. Under the provisions of this update to the accounting standards, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. Synovus completed its annual goodwill impairment testing effective June 30, 2012. Synovus did not apply the qualitative assessment provisions of this ASU when performing the impairment analysis. See Management's Discussion and Analysis for additional information regarding Synovus' annual goodwill impairment tests.
Recently Issued Accounting Standards Updates
In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires additional disclosures about financial instruments and derivative instruments that are offset or subject to an enforceable master netting arrangement or similar agreement. This ASU is effective for the interim reporting period ending March 31, 2013, with retrospective disclosure for all comparative periods presented. At this time, Synovus does not have any financial instruments that would be subject to the new requirements of ASU 2011-11; therefore, the ASU is not expected to impact Synovus' financial position, results of operations, or cash flows.
In July 2012, the FASB issued ASU 2012-02, Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU relates to testing intangibles other than goodwill for impairment. If certain conditions are met, the ASU provides for a qualitative impairment assessment instead of a quantitative assessment. For Synovus, the ASU primarily applies to core deposit intangibles, which have a current carrying value of only $4.5 million. The ASU is not expected to have an impact on Synovus' financial position, results of operations, or cash flows.
Reclassifications
Prior periods' consolidated financial statements are reclassified whenever necessary to conform to the current periods' presentation.

Subsequent Events
Synovus has evaluated for consideration, or disclosure, all transactions, events, and circumstances, if any, subsequent to the date of the consolidated balance sheet and through the date the accompanying unaudited interim consolidated financial statements were issued, and has reflected, or disclosed, those items within the unaudited interim consolidated financial statements and related footnotes as deemed appropriate.

Note 2 - Investment Securities
The following table summarizes Synovus' available for sale investment securities as of September 30, 2012 and December 31, 2011.

	September 30, 2012
(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$356	—	—	356
U.S. Government agency securities	35,806	2,441	—	38,247
Securities issued by U.S. Government sponsored enterprises	364,706	5,393	—	370,099
Mortgage-backed securities issued by U.S. Government agencies	268,484	10,122	—	278,606
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,874,602	54,416	—	1,929,018
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	586,757	2,716	(3,016)	586,457
State and municipal securities	18,814	751	(19)	19,546
Equity securities	3,647	174	—	3,821
Other investments	4,000	1	(711)	3,290
Total	$3,157,172	76,014	(3,746)	3,229,440

	December 31, 2011
(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$426	—	—	426
U.S. Government agency securities	37,489	3,004	—	40,493
Securities issued by U.S. Government sponsored enterprises	667,707	8,333	(619)	675,421
Mortgage-backed securities issued by U.S. Government agencies	266,682	19,071	—	285,753
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,955,988	46,275	(257)	2,002,006
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	651,379	1,646	(1,525)	651,500
State and municipal securities	24,530	808	(20)	25,318
Equity securities	4,147	—	(388)	3,759
Other investments	5,449	—	—	5,449
Total	$3,613,797	79,137	(2,809)	3,690,125

(1) Amortized cost is adjusted for other-than-temporary impairment charges in 2012 and 2011, which have been recognized on the consolidated statements of operations in the applicable period, and were considered inconsequential.
At September 30, 2012 and December 31, 2011, investment securities with a fair value of $2.11 billion and $2.48 billion, respectively, were pledged to secure certain deposits, securities sold under repurchase agreements, and payment network arrangements as required by law and contractual agreements.

Synovus has reviewed investment securities that are in an unrealized loss position as of September 30, 2012 and December 31, 2011 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in income. Synovus does not intend to sell any of these investment securities prior to the recovery of the unrealized loss, which may be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position.
Declines in the fair value of available for sale securities below their cost that are deemed to have OTTI are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Currently, unrealized losses on debt securities are attributable to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that unrealized losses represent other-than-temporary impairment. These factors include length of time that the security has been in a loss position, the extent that the fair value has been below amortized cost, and the credit standing of the issuer.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011 are presented below.

	September 30, 2012
	Less than 12 Months			12 Months or Longer			Total Fair Value
(in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	5	268,096	(2,072)	1	63,268	(944)	6	331,364	(3,016)
State and municipal securities	—	—	—	2	917	(19)	2	917	(19)
Other investments	2	2,289	(711)	—	—	—	2	2,289	(711)
Total	7	$270,385	(2,783)	3	$64,185	(963)	10	$334,570	(3,746)

		December 31, 2011
	Less than 12 Months			12 Months or Longer			Total Fair Value
(in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Securities issued by U.S. Government sponsored enterprises	5	$349,370	(619)	—	$—	—	5	$349,370	(619)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	3	148,283	(257)	—	—	—	3	148,283	(257)
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	5	337,060	(1,521)	1	297	(4)	6	337,357	(1,525)
State and municipal securities.	1	32	(3)	1	883	(17)	2	915	(20)
Equity securities	2	2,367	(388)	—	—	—	2	2,367	(388)
Total	16	$837,112	(2,788)	2	$1,180	(21)	18	$838,292	(2,809)

The amortized cost and fair value by contractual maturity of investment securities available for sale at September 30, 2012 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at September 30, 2012
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Amortized Cost
U.S. Treasury securities	$—	356	—	—	—	356
U.S. Government agency securities	—	1,265	32,512	2,029	—	35,806
Securities issued by U.S. Government sponsored enterprises	39,455	325,251	—	—	—	364,706
Mortgage-backed securities issued by U.S. Government agencies	4	332	1	268,147	—	268,484
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,238	9,564	1,234,495	628,305	—	1,874,602
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	—	—	586,757	—	586,757
State and municipal securities	2,544	7,866	4,522	3,882	—	18,814
Other investments	1,000	—	—	3,000	—	4,000
Securities with no stated maturity (equity securities)	—	—	—	—	3,647	3,647
Total	$45,241	344,634	1,271,530	1,492,120	3,647	3,157,172
Fair Value
U.S. Treasury securities	$—	356	—	—	—	356
U.S. Government agency securities	—	1,440	34,371	2,436	—	38,247
Securities issued by U.S. Government sponsored enterprises	40,843	329,256	—	—	—	370,099
Mortgage-backed securities issued by U.S. Government agencies	4	352	1	278,249	—	278,606
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,322	10,039	1,251,878	664,779	—	1,929,018
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	—	—	586,457	—	586,457
State and municipal securities	2,568	8,131	4,685	4,162	—	19,546
Other investments	1,001	—	—	2,289	—	3,290
Securities with no stated maturity (equity securities)	—	—	—	—	3,821	3,821
Total	$46,738	349,574	1,290,935	1,538,372	3,821	3,229,440

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale during the nine and three months ended September 30, 2012 and 2011 are presented below.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Proceeds	$909,485	1,753,686	176,780	1,738,007
Gross realized gains	31,359	66,317	6,656	64,516
Gross realized losses	(450)	(1,647)	—	(1,643)
Investment securities gains, net	$30,909	64,670	6,656	62,873

Note 3 - Restructuring Charges
For the nine and three months ended September 30, 2012 and 2011 total restructuring charges are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Severance charges	$2,488	17,310	1,456	1,000
Lease termination charges	(44)	3,107	(69)	—
Asset impairment charges	1,231	6,417	3	718
Gain on sale of assets held for sale	(452)	(792)	(288)	(530)
Professional fees and other charges	221	3,984	90	1,399
Total restructuring charges	$3,444	30,026	1,192	2,587

In January 2011, Synovus announced efficiency and growth initiatives intended to streamline operations, boost productivity, reduce expenses, and increase revenue. During the nine months ended September 30, 2011, Synovus implemented most of the components of the initiatives, which resulted in restructuring charges of $30.0 million. During the nine and three months ended September 30, 2012, Synovus recognized restructuring charges of $3.4 million and $1.2 million, respectively, associated with these ongoing efficiency initiatives. As part of these efficiency initiatives, during the nine months ended September 30, 2012, Synovus transferred premises and equipment with a carrying value of $3.8 million, immediately preceding the transfer to other assets held for sale, a component of other assets on the consolidated balance sheet. For the nine months ended September 30, 2012, Synovus recognized impairment charges of $1.2 million related to these assets and net gains of $452 thousand on the sale of these assets. For the three months ended September 30, 2012, Synovus recognized net gains of $288 thousand on the sale of these assets. For the nine and three months ended September 30, 2012, Synovus received proceeds of $4.1 million and $2.4 million, respectively, from sales of these assets. The carrying value of the remaining held for sale assets was $5.8 million at September 30, 2012. The liability for restructuring activities was $1.0 million at September 30, 2012, and consists primarily of lease termination payments and estimated severance payments.

Note 4 - Other Loans Held for Sale
Loans are transferred to other loans held for sale at fair value when Synovus makes the determination to sell specifically identified loans. The fair value of other loans held for sale is primarily determined by analyzing the net sales proceeds for similar loans sold into the market or in certain cases, based upon the contract price or appraised value. At the time of transfer, if the fair value is less than the carrying amount, the difference is recorded as a charge-off against the allowance for loan losses. Decreases in the fair value subsequent to the transfer, as well as gains/losses realized from sale of these loans, are recognized as (gains) losses on other loans held for sale, net, a component of non-interest expense on the consolidated statements of operations.
During the nine months ended September 30, 2012, Synovus transferred loans with a carrying value immediately preceding the transfer totaling $353.1 million to other loans held for sale. Synovus recognized charge-offs upon transfer of these loans totaling $97.0 million which resulted in a new cost basis of $256.1 million and were based on the estimated fair value, less estimated costs to sell, of the loans at the time it was determined that the respective specific loans would be sold.
During the nine months ended September 30, 2011, Synovus transferred loans with a carrying value immediately preceding the transfer totaling $567.6 million to other loans held for sale. Synovus recognized charge-offs upon transfer on these loans totaling $159.9 million for the nine months ended September 30, 2011. These charge-offs which resulted in a new cost basis of $407.7 million for the loans transferred during the nine months ended September 30, 2011 were based on the estimated fair value, less estimated costs to sell, of the loans at the time it was determined that the respective specific loans would be sold.

Note 5 – Loans and Allowance for Loan Losses
The following is a summary of current, accruing past due, and non-accrual loans by portfolio class as of September 30, 2012 and December 31, 2011.

Current, Accruing Past Due, and Non-accrual Loans (1)
	September 30, 2012
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$4,257,019	16,460	3,110	19,570	114,308	4,390,897
1-4 family properties	1,282,339	10,349	563	10,912	133,999	1,427,250
Land acquisition	724,293	1,497	505	2,002	183,125	909,420
Total commercial real estate	6,263,651	28,306	4,178	32,484	431,432	6,727,567
Commercial and industrial	8,835,681	30,018	269	30,287	186,724	9,052,692
Home equity lines	1,540,456	11,112	198	11,310	21,220	1,572,986
Consumer mortgages	1,325,930	19,087	2,102	21,189	52,313	1,399,432
Credit cards	253,119	2,886	1,917	4,803	—	257,922
Other retail loans	721,244	8,252	308	8,560	8,515	738,319
Total retail loans	3,840,749	41,337	4,525	45,862	82,048	3,968,659
Total loans	$18,940,081	99,661	8,972	108,633	700,204	19,748,918	(2)

	December 31, 2011
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$4,450,627	10,866	54	10,920	95,766	4,557,313
1-4 family properties	1,396,778	23,480	642	24,122	197,584	1,618,484
Land acquisition	855,021	5,299	350	5,649	234,151	1,094,821
Total commercial real estate	6,702,426	39,645	1,046	40,691	527,501	7,270,618
Commercial and industrial	8,618,813	49,826	5,035	54,861	267,600	8,941,274
Home equity lines	1,581,469	12,893	664	13,557	24,559	1,619,585
Consumer mortgages	1,326,411	23,213	5,130	28,343	56,995	1,411,749
Credit cards	267,511	3,113	2,474	5,587	—	273,098
Other retail loans	562,706	6,232	171	6,403	6,366	575,475
Total retail loans	3,738,097	45,451	8,439	53,890	87,920	3,879,907
Total loans	$19,059,336	134,922	14,520	149,442	883,021	20,091,799	(3)

(1) Loan balances in each category expressed as a component of total loans, excluding deferred fees and costs.
(2)Total excludes $17.1 million in net deferred fees and costs
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

Loan Portfolio Credit Exposure by Risk Grade (1)
	September 30, 2012
(in thousands)	Pass	Special Mention	Substandard(2)	Doubtful(3)	Loss(3)		Total
Investment properties	$3,516,510	524,909	344,331	5,147	—		4,390,897
1-4 family properties	930,368	216,097	274,869	5,748	168	(4)	1,427,250
Land acquisition	452,749	112,774	336,526	7,371	—		909,420
Total commercial real estate	4,899,627	853,780	955,726	18,266	168	(4)	6,727,567
Commercial and industrial	7,827,462	639,964	571,960	13,306	—		9,052,692
Home equity lines	1,539,858	—	31,948	—	1,180	(4)	1,572,986
Consumer mortgages	1,345,706	—	53,001	—	725	(4)	1,399,432
Credit cards	256,005	—	605	—	1,312		257,922
Other retail loans	721,488	—	15,605	—	1,226	(4)	738,319
Total retail loans	3,863,057	—	101,159	—	4,443		3,968,659
Total loans	$16,590,146	1,493,744	1,628,845	31,572	4,611		19,748,918	(5)

	December 31, 2011
(in thousands)	Pass	Special Mention	Substandard(2)	Doubtful(3)	Loss(3)		Total
Investment properties	$3,443,363	778,009	328,402	7,539	—		4,557,313
1-4 family properties	977,083	269,152	361,210	11,039	—		1,618,484
Land acquisition	500,359	132,799	456,010	5,653	—		1,094,821
Total commercial real estate	4,920,805	1,179,960	1,145,622	24,231	—		7,270,618
Commercial and industrial	7,265,761	909,255	754,934	11,324	—		8,941,274
Home equity lines	1,578,938	—	39,811	—	836	(4)	1,619,585
Consumer mortgages	1,344,648	—	66,478	—	623	(4)	1,411,749
Credit cards	270,624	—	948	—	1,526		273,098
Other retail loans	562,623	—	12,349	—	503	(4)	575,475
Total retail loans	3,756,833	—	119,586	—	3,488		3,879,907
Total loans	$15,943,399	2,089,215	2,020,142	35,555	3,488		20,091,799	(6)

(1) Loan balances in each category expressed as a component of total loans, excluding deferred fees and costs.
(2) Includes $664.0 million and $844.0 million of non-accrual substandard loans at September 30, 2012 and December 31, 2011, respectively.
(3) The loans within these risk grades are on non-accrual status.
(4) Represent amounts that were 120 days past due. These credits are downgraded to the loss category with an allowance for loan losses equal to the full loan amount and are charged off in the subsequent quarter.
(5)Total excludes $17.1 million in net deferred fees and costs.
(6)Total excludes $12.0 million in net deferred fees and costs.

The following table details the changes in the allowance for loan losses by loan segment for the nine months ended September 30, 2012 and 2011.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Nine Months Ended September 30, 2012
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$249,094	184,888	54,514	47,998	536,494
Charge-offs	(169,557)	(116,361)	(41,090)	—	(327,008)
Recoveries	16,513	13,982	6,580	—	37,075
Provision for loan losses	104,463	57,375	32,003	(19,998)	173,843
Ending balance	$200,513	139,884	52,007	28,000	420,404
Ending balance: individually evaluated for impairment	$55,400	31,988	805	—	88,193
Ending balance: collectively evaluated for impairment	$145,113	107,896	51,202	28,000	332,211
Loans:
Ending balance: total loans	$6,727,567	9,052,692	3,968,659	—	19,748,918	(1)
Ending balance: individually evaluated for impairment	$745,510	390,595	63,382	—	1,199,487
Ending balance: collectively evaluated for impairment	$5,982,057	8,662,097	3,905,277	—	18,549,431

	As Of and For The Nine Months Ended September 30, 2011
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$353,923	222,058	43,478	84,088	703,547
Charge-offs	(326,857)	(128,039)	(61,782)	—	(516,678)
Recoveries	20,366	16,536	7,382	—	44,284
Provision for loan losses	269,642	75,987	54,845	(36,244)	364,230
Ending balance	$317,074	186,542	43,923	47,844	595,383
Ending balance: individually evaluated for impairment	$74,400	37,142	892	—	112,434
Ending balance: collectively evaluated for impairment	$242,674	149,400	43,031	47,844	482,949
Loans:
Ending balance: total loans	$7,442,847	8,812,545	3,856,738	—	20,112,130	(2)
Ending balance: individually evaluated for impairment	$851,866	354,942	56,331	—	1,263,139
Ending balance: collectively evaluated for impairment	$6,590,981	8,457,603	3,800,407	—	18,848,991

(1)Total excludes $17.1 million in net deferred fees and costs.
(2)Total excludes $10.0 million in net deferred fees and costs.

The following table details the changes in the allowance for loan losses by loan segment for the three months ended September 30, 2012 and 2011.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Three Months Ended September 30, 2012
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$210,208	153,225	51,892	38,000	453,325
Charge-offs	(56,638)	(41,121)	(13,271)	—	(111,030)
Recoveries	5,902	6,431	2,204	—	14,537
Provision for loan losses	41,041	21,349	11,182	(10,000)	63,572
Ending balance	$200,513	139,884	52,007	28,000	420,404

	As Of and For The Three Months Ended September 30, 2011
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$357,579	185,070	40,789	47,963	631,401
Charge-offs	(112,530)	(23,764)	(17,966)	—	(154,260)
Recoveries	4,951	8,966	2,000	—	15,917
Provision for loan losses	67,074	16,270	19,100	(119)	102,325
Ending balance	$317,074	186,542	43,923	47,844	595,383

(1)Total excludes $17.1 million in net deferred fees and costs
(2)Total excludes $10.0 million in net deferred fees and costs

The tables below summarize impaired loans (including accruing TDRs) as of September 30, 2012 and December 31, 2011.

Impaired Loans (including accruing TDRs)
	September 30, 2012			Nine Months Ended September 30, 2012		Three Months Ended September 30, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$58,079	90,210	—	48,172	—	44,944	—
1-4 family properties	88,885	203,765	—	110,658	—	95,954	—
Land acquisition	152,010	255,512	—	181,124	—	157,626	—
Total commercial real estate	298,974	549,487	—	339,954	—	298,524	—
Commercial and industrial	75,004	121,128	—	74,950	—	81,568	—
Home equity lines	2,346	3,186	—	3,469	—	2,966	—
Consumer mortgages	4,315	6,617	—	4,259	—	3,936	—
Other retail loans	8	15	—	166	—	4	—
Total retail	6,669	9,818	—	7,894	—	6,906	—
Total	$380,647	680,433	—	422,798	—	386,998	—
With allowance recorded
Investment properties	$220,362	220,945	27,361	235,312	4,758	258,848	1,466
1-4 family properties	151,179	151,820	18,278	148,498	3,388	141,349	895
Land acquisition	74,995	91,057	9,761	89,696	1,455	79,662	429
Total commercial real estate	446,536	463,822	55,400	473,506	9,601	479,859	2,790
Commercial and industrial	315,591	317,556	31,988	305,758	6,260	290,864	2,102
Home equity lines	6,799	6,799	82	6,960	178	6,772	60
Consumer mortgages	42,718	42,718	581	35,068	858	41,382	394
Other retail loans	7,196	7,196	142	4,499	155	7,298	80
Total retail	56,713	56,713	805	46,527	1,191	55,452	534
Total	$818,840	838,091	88,193	825,791	17,052	826,175	5,426
Total
Investment properties	$278,441	311,155	27,361	283,484	4,758	303,792	1,466
1-4 family properties	240,064	355,585	18,278	259,156	3,388	237,303	895
Land acquisition	227,005	346,569	9,761	270,820	1,455	237,288	429
Total commercial real estate	745,510	1,013,309	55,400	813,460	9,601	778,383	2,790
Commercial and industrial	390,595	438,684	31,988	380,708	6,260	372,432	2,102
Home equity lines	9,145	9,985	82	10,429	178	9,738	60
Consumer mortgages	47,033	49,335	581	39,327	858	45,318	394
Other retail loans	7,204	7,211	142	4,665	155	7,302	80
Total retail	63,382	66,531	805	54,421	1,191	62,358	534
Total impaired loans	$1,199,487	1,518,524	88,193	1,248,589	17,052	1,213,173	5,426

Impaired Loans (including accruing TDRs)	December 31, 2011			Year Ended December 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$59,930	96,238	—	67,324	—
1-4 family properties	118,756	274,959	—	158,763	—
Land acquisition	196,823	295,562	—	174,590	—
Total commercial real estate	375,509	666,759	—	400,677	—
Commercial and industrial	65,357	117,468	—	74,995	—
Home equity lines	3,948	5,394	—	4,450	—
Consumer mortgages	4,970	6,293	—	3,907	—
Other retail loans	736	738	—	68	—
Total retail	9,654	12,425	—	8,425	—
Total	$450,520	796,652	—	484,097	—
With allowance recorded
Investment properties	$227,045	227,510	23,384	232,717	6,773
1-4 family properties	164,756	168,315	23,499	121,107	2,859
Land acquisition	102,847	118,868	17,564	97,054	2,136
Total commercial real estate	494,648	514,693	64,447	450,878	11,768
Commercial and industrial	318,942	324,623	42,596	244,801	5,888
Home equity lines	6,995	6,995	93	2,112	17
Consumer mortgages	34,766	34,804	2,306	20,331	660
Other retail loans	1,701	1,701	42	6,399	31
Total retail	43,462	43,500	2,441	28,842	708
Total	$857,052	882,816	109,484	724,521	18,364
Total
Investment properties	$286,975	323,748	23,384	300,041	6,773
1-4 family properties	283,512	443,274	23,499	279,870	2,859
Land acquisition	299,670	414,430	17,564	271,644	2,136
Total commercial real estate	870,157	1,181,452	64,447	851,555	11,768
Commercial and industrial	384,299	442,091	42,596	319,796	5,888
Home equity lines	10,943	12,389	93	6,562	17
Consumer mortgages	39,736	41,097	2,306	24,238	660
Other retail loans	2,437	2,439	42	6,467	31
Total retail	53,116	55,925	2,441	37,267	708
Total impaired loans	$1,307,572	1,679,468	109,484	1,208,618	18,364

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
The following tables represent loans modified or renewed during the nine and three months ended September 30, 2012 and 2011 that were reported as accruing or non-accruing TDRs.

	Accruing TDRs With Modifications or Renewals Completed During the
	Nine Months Ended September 30, 2012			Three Months Ended September 30, 2012
(in thousands, except contract data)	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
Investment properties	55	$94,457	94,457	18	$16,109	16,109
1-4 family properties	90	58,224	55,310	34	24,083	21,588
Land acquisition	48	33,972	33,972	22	13,360	13,360
Total commercial real estate	193	186,653	183,739	74	53,552	51,057
Commercial and industrial	126	129,104	119,106	35	68,669	58,671
Home equity lines	3	364	364	—	—	—
Consumer mortgages	250	24,588	24,588	62	6,409	6,409
Credit cards	—	—	—	—	—	—
Other retail loans	78	6,284	6,284	28	1,980	1,980
Total retail	331	31,236	31,236	90	8,389	8,389
Total TDRs	650	$346,993	334,081	199	$130,610	118,117

	Accruing TDRs With Modifications or Renewals Completed During the
	Nine Months Ended September 30, 2011			Three Months Ended September 30, 2011
(in thousands, except contract data)	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
Investment properties	52	$125,420	125,420	23	$38,156	38,156
1-4 family properties	55	105,494	104,839	22	54,614	54,614
Land acquisition	24	41,394	41,394	13	20,464	20,464
Total commercial real estate	131	272,308	271,653	58	113,234	113,234
Commercial and industrial	76	134,370	133,161	40	76,876	75,667
Home equity lines	7	282	282	—	—	—
Consumer mortgages	185	24,812	24,812	6	3,621	3,621
Credit cards	—	—	—	—	—	—
Other retail loans	18	1,072	1,072	2	285	285
Total retail	210	26,166	26,166	8	3,906	3,906
Total TDRs	417	$432,844	430,980	106	$194,016	192,807

	Non-accruing TDRs With Modifications or Renewals Completed During the
	Nine Months Ended September 30, 2012			Three Months Ended September 30, 2012
(in thousands, except contract data)	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
Investment properties	5	$15,402	15,402	2	$8,647	8,647
1-4 family properties	23	12,944	12,914	19	6,685	6,685
Land acquisition	19	23,659	21,866	7	6,640	4,945
Total commercial real estate	47	52,005	50,182	28	21,972	20,277
Commercial and industrial	26	18,723	17,973	11	5,770	5,770
Home equity lines	—	—	—	—	—	—
Consumer mortgages	6	1,348	1,304	—	—	—
Credit cards	—	—	—	—	—	—
Other retail loans	6	703	703	2	355	355
Total retail	12	2,051	2,007	2	355	355
Total TDRs	85	$72,779	70,162	41	$28,097	26,402

	Non-accruing TDRs With Modifications or Renewals Completed During the
	Nine Months Ended September 30, 2011			Three Months Ended September 30, 2011
(in thousands, except contract data)	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
Investment properties	10	$28,572	28,174	7	$13,788	13,390
1-4 family properties	17	26,503	20,505	8	16,180	16,180
Land acquisition	10	6,703	5,767	2	2,358	2,358
Total commercial real estate	37	61,778	54,446	17	32,326	31,928
Commercial and industrial	32	20,392	17,737	16	13,860	12,383
Home equity lines	1	39	39	—	—	—
Consumer mortgages	12	3,595	3,345	2	2,189	1,938
Credit cards	—	—	—	—	—	—
Other retail loans	—	—	—	—	—	—
Total retail	13	3,634	3,384	2	2,189	1,938
Total TDRs	82	$85,804	75,567	35	$48,375	46,249

The following tables present TDRs entered into within the previous twelve months that subsequently defaulted during the periods indicated.

	Troubled Debt Restructurings Entered Within the Previous Twelve Months that have Subsequently Defaulted(1) During
	Nine Months Ended September 30, 2012(2)		Three Months Ended September 30, 2012(3)
(in thousands, except contract data)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Investment properties	4	$4,166	—	$—
1-4 family properties	15	10,128	8	4,822
Land acquisition	13	29,934	3	3,873
Total commercial real estate	32	44,228	11	8,695
Commercial and industrial	18	13,724	4	1,971
Home equity lines	—	—	—	—
Consumer mortgages	6	2,017	2	444
Credit cards	—	—	—	—
Other retail loans	1	124	1	124
Total retail	7	2,141	3	568
Total loans	57	$60,093	18	$11,234

(1) Subsequently defaulted is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments.
(2) For the nine months ended September 30, 2012, this represents defaults on loans that were modified between the periods April 1, 2011 and September 30, 2012.
(3) For the three months ended September 30, 2012, this represents defaults on loans that were modified between the periods October 1, 2011 and September 30, 2012.

	Troubled Debt Restructurings Entered Within the Previous Twelve Months that have Subsequently Defaulted(1) During
	Nine Months Ended September 30, 2011(2)		Three Months Ended September 30, 2011(3)
(in thousands, except contract data)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Investment properties	9	$15,768	1	$50
1-4 family properties	15	18,113	2	679
Land acquisition	28	20,954	1	282
Total commercial real estate	52	54,835	4	1,011
Commercial and industrial	17	18,971	2	678
Home equity lines	3	1,742	—	—
Consumer mortgages	5	833	3	541
Credit cards	—	—	—	—
Other retail loans	4	233	1	25
Total retail	12	2,808	4	566
Total loans	81	$76,614	10	$2,255

(1) Subsequently defaulted is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments.
(2) For the nine months ended September 30, 2011, this represents defaults on loans that were modified between the periods April 1, 2010 and September 30, 2011.
(3) For the three months ended September 30, 2011, this represents defaults on loans that were modified between the periods October 1, 2010 and September 30, 2011.
If at the time that a loan was designated as a TDR the loan was not already impaired, the measurement of impairment resulting from the TDR designation changes from a general pool-level reserve to a specific loan measurement of impairment in accordance with ASC 310-10-35. Generally, the change in the allowance for loan losses resulting from such TDR designation is not significant. At September 30, 2012, the allowance for loan losses allocated to accruing TDRs totaling $698.8 million was $52.1 million compared to accruing TDRs of $668.5 million with an allocated allowance for loan losses of $60.7 million at December 31, 2011. Nonaccrual non-homogeneous loans (commercial-type impaired loans greater than $1 million) that are designated as TDRs are individually measured for the amount of impairment, if any, both before and after the TDR designation.

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
The carrying value of ORE was $189.2 million and $204.2 million at September 30, 2012 and December 31, 2011, respectively. During the nine months ended September 30, 2012 and 2011, $122.1 million and $190.4 million respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value. During the nine months ended September 30, 2012 and 2011, Synovus recognized foreclosed real estate expense, net, of $55.7 million and $101.7 million, respectively. Synovus recognized foreclosed real estate expenses of $12.0 million and $37.1 million during the three months ended September 30, 2012 and 2011, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure or transfer to ORE and net realized gains or losses resulting from sales transactions totaling $42.7 million and $87.8 million, for the nine months ended September 30, 2012 and 2011, respectively, and $8.8 million and $33.3 million for the three months ended September 30, 2012 and 2011, respectively.

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
Synovus has implemented controls and processes for the determination of the fair value of financial instruments. A process has been designed to ensure there is an independent review and validation of fair values by a function independent of those entering into the transaction. This includes specific controls to ensure consistent pricing policies and procedures that incorporate verification for both market and derivative transactions. For all financial instruments where fair values are determined by reference to externally quoted prices or observable pricing inputs to models, independent price determination or validation is utilized. Where the market for a financial instrument is not active, fair value is determined using a valuation technique or pricing model. These valuation techniques and models involve a degree of estimation, the extent of which depends on each instrument's complexity and the availability of market-based data.
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

Level 2
Observable inputs other than Level 1 quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active or model-based valuation techniques for which all significant assumptions are derived principally from or corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined by using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. U.S. Government sponsored agency securities, mortgage-backed securities issued by U.S. Government sponsored enterprises and agencies, obligations of states and municipalities, collateralized mortgage obligations issued by U.S. Government sponsored enterprises, and mortgage loans held-for-sale are generally included in this category. Certain private equity investments that hold mutual fund investments that invest in publicly traded companies are also considered Level 2 assets.

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
Trading Securities and Investment Securities Available for Sale
The fair values of trading securities and investment securities available for sale are primarily based on actively traded markets where prices are based on either quoted market prices or observed transactions. Management employs independent third-party pricing services to provide fair value estimates for Synovus' investment securities available for sale and trading securities. Fair values for fixed income investment securities are typically determined based upon quoted market prices, broker/dealer quotations for identical or similar securities, and/or inputs that are observable in the market, either directly or indirectly, for substantially similar securities. Level 1 securities are typically exchange quoted prices and include financial instruments such as U.S. Treasury securities and equity securities. Level 2 securities are typically matrix priced by the third-party pricing service to calculate the fair value. Such fair value measurements consider observable data such as relevant broker/dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. The types of securities classified as Level 2 within the valuation hierarchy primarily consist of collateralized mortgage obligations, mortgage-backed securities, debt securities of U.S. Government-sponsored enterprises and agencies, corporate debt, and state and municipal securities.
When there is limited activity or less transparency around inputs to valuation, Synovus develops valuations based on assumptions that are not readily observable in the marketplace; these securities are classified as Level 3 within the valuation hierarchy. The majority of the balance of Level 3 investment securities available for sale consists of trust preferred securities issued by financial institutions. Synovus also carries non-marketable common equity securities and corporate bonds of small financial institutions within this category. Synovus accounts for the non-marketable common equity securities in accordance with ASC 325-20, which requires these investments to be carried at cost. To determine the fair value of the corporate bonds and trust preferred securities, management uses a measurement technique to reflect one that utilizes credit spreads and/or credit indices available from a third-party pricing service.  In addition, for each corporate bond and trust preferred security, management projects non-credit adjusted cash flows, and discounts those cash flows to net present value incorporating a relevant credit spread in the discount rate.  Other inputs to calculating fair value include potential discounts for lack of marketability.
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
Private Equity Investments
Private equity investments consist primarily of equity method investments in venture capital funds which are primarily classified as Level 3 within the valuation hierarchy. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. Based on these factors, the ultimate realizable value of these investments could differ significantly from the value reflected in the accompanying consolidated financial statements. For ownership in publicly traded companies held in the funds, valuation is based on the closing market price at the balance sheet date, and the valuation of marketable securities that have market restrictions is discounted until the securities can be freely traded. The private equity investments in which Synovus holds a limited partner interest consist of funds that invest in privately held companies. For privately held companies in the funds, the general partner estimates the fair value of the company in accordance with GAAP as clarified by ASC 820 and guidance specific to investment companies. The estimated fair value of the company is the estimated fair value as an exit price the fund would receive if it were to sell the company in the marketplace. The fair value of the fund's underlying investments is estimated through the use of valuation models such as option pricing or a discounted cash flow model. Valuation factors such as a company's operational performance against budget or milestones, last price paid by investors, with consideration given on whether financing is provided by insiders or unrelated new investors, public market comparables, liquidity of the market, industry and economic trends, and change of management or key personnel, are used in the determination of fair value.
Also, Synovus holds an interest in an investment fund that invests in publicly traded financial services companies. Although the fund holds investments in publicly traded entities, the fair value of this investment is classified as Level 2 in the valuation hierarchy because there is no actively traded market for the fund itself, and the value of the investment is based on the aggregate fair value of the publicly traded companies that are held in the fund for investment.
Investments Held in Rabbi Trusts
The investments held in Rabbi Trusts primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on quoted market prices, and are therefore classified within Level 1 of the fair value hierarchy.
Salary Stock Units
Salary stock units represent the distribution of fully vested stock awards as a part of base salary to certain key employees of Synovus. Each salary stock unit represents a right to one share of Synovus' common stock. The salary stock units are classified as liabilities and are settled in cash, as determined by the closing common stock price on the date of settlement and the number of salary stock units being settled. Accordingly, salary stock units are classified as Level 1 within the fair value hierarchy.

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
Synovus' mortgage banking subsidiary enters into interest rate lock commitments to fund residential mortgage loans at specified times in the future. Interest rate lock commitments that relate to the origination of mortgage loans that will be held-for-sale are considered derivative instruments under applicable accounting guidance. As such, Synovus records its interest rate lock commitments and forward loan sales commitments at fair value, determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, the mortgage subsidiary enters into contractual interest rate lock commitments to extend credit, if approved, at a fixed interest rate and with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within the time frames established by the mortgage banking subsidiary. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing interest rate lock commitments to borrowers, the mortgage banking subsidiary enters into best efforts forward sales contracts with third party investors. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific interest rate lock commitments. Both the interest rate lock commitments to the borrowers and the forward sales contracts to the investors that extend through to the date the loan may close are derivatives, and accordingly, are marked to fair value through earnings. In estimating the fair value of an interest rate lock commitment, Synovus assigns a probability to the interest rate lock commitment based on an expectation that it will be exercised and the loan will be funded. The fair value of the interest rate lock commitments is derived from the fair value of related mortgage loans, which is based on observable market data and includes the expected net future cash flows related to servicing of the loans. The fair value of the interest rate lock commitment is also derived from inputs that include guarantee fees negotiated with the agencies and private investors, buy-up and buy-down values provided by the agencies and private investors, and interest rate spreads for the difference between retail and wholesale mortgage rates. Management also applies fall-out ratio assumptions for those interest rate lock commitments for which we do not close a mortgage loan. The fall-out ratio assumptions are based on the mortgage subsidiary's historical experience, conversion ratios for similar loan commitments, and market conditions. While fall-out tendencies are not exact predictions of which loans will or will not close, historical performance review of loan-level data provides the basis for determining the appropriate hedge ratios. In addition, on a periodic basis, the mortgage banking subsidiary performs analysis of actual rate lock fall-out experience to determine the sensitivity of the mortgage pipeline to interest rate changes from the date of the commitment through loan origination, and then period end, using applicable published mortgage-backed investment security prices. The expected fall-out ratios (or conversely the "pull-through" percentages) are applied to the determined fair value of the unclosed mortgage pipeline in accordance with GAAP. Changes to the fair value of interest rate lock commitments are recognized based on interest rate changes, changes in the probability that the commitment will be exercised, and the passage of time. The fair value of the forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date. These instruments are defined as Level 2 within the valuation hierarchy.
In November 2009, Synovus sold certain Visa Class B shares to another Visa USA member financial institution. The sales price was based on the Visa stock conversion ratio in effect at the time for conversion of Visa Class B shares to Visa Class A unrestricted shares at a future date. In conjunction with the sale, Synovus entered into a derivative contract with the purchaser (the Visa derivative), which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The fair value of the Visa derivative is measured using an internal model that includes the use of probability weighted scenarios for estimates of Visa’s aggregate exposure to Covered Litigation matters, with consideration of amounts funded by Visa into its escrow account for the Covered Litigation matters. The internal model also includes estimated future fees payable to the derivative counterparty. Since this estimation process requires application of judgment in developing significant unobservable inputs used to determine the possible outcomes and the probability weighting assigned to each scenario, this derivative has been classified as Level 3 within the valuation hierarchy. See Note 11 for additional discussion on the Visa derivative and related litigation.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, according to the valuation hierarchy included in ASC 820-10. For equity and debt securities, class was determined based on the nature and risks of the investments. Transfers between levels for the nine months ended September 30, 2012 and the year ended December 31, 2011 were inconsequential.

	September 30, 2012
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	10	—	10
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	2,575	—	2,575
State and municipal securities	—	—	—	—
All other residential mortgage-backed securities	—	3,048	—	3,048
Other investments	19	301	—	320
Total trading securities	19	5,934	—	5,953
Mortgage loans held for sale	—	246,224	—	246,224
Investment securities available for sale:
U.S. Treasury securities	356	—	—	356
U.S. Government agency securities	—	38,247	—	38,247
Securities issued by U.S. Government sponsored enterprises	—	370,099	—	370,099
Mortgage-backed securities issued by U.S. Government agencies	—	278,606	—	278,606
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	1,929,018	—	1,929,018
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	586,457	—	586,457
State and municipal securities	—	19,546	—	19,546
Equity securities	2,930	—	891	3,821
Other investments(1)	—	—	3,290	3,290
Total investment securities available for sale	3,286	3,221,973	4,181	3,229,440
Private equity investments	—	987	28,903	29,890
Mutual funds held in Rabbi Trusts	9,851	—	—	9,851
Derivative assets:
Interest rate contracts	—	71,110	—	71,110
Mortgage derivatives	—	4,691	—	4,691
Total derivative assets	—	75,801	—	75,801
Liabilities
Salary stock units	1,281	—	—	1,281
Derivative liabilities:
Interest rate contracts	—	72,349	—	72,349
Mortgage derivatives	—	3,967	—	3,967
Visa derivative	—	—	2,595	2,595
Total derivative liabilities	$—	76,316	2,595	78,911

	December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	33	—	33
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	4,040	—	4,040
State and municipal securities	—	10	—	10
All other residential mortgage-backed securities	—	11,748	—	11,748
Other investments	—	1,035	—	1,035
Total trading securities	—	16,866	—	16,866
Mortgage loans held for sale	—	161,509	—	161,509
Investment securities available for sale:
U.S. Treasury securities	426	—	—	426
U.S. Government agency securities	—	40,493	—	40,493
Securities issued by U.S. Government sponsored enterprises	—	675,421	—	675,421
Mortgage-backed securities issued by U.S. Government agencies	—	285,753	—	285,753
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,002,006	—	2,002,006
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	651,500	—	651,500
State and municipal securities	—	25,318	—	25,318
Equity securities	2,366	—	1,393	3,759
Other investments(1)	—	—	5,449	5,449
Total investment securities available for sale	2,792	3,680,491	6,842	3,690,125
Private equity investments	—	597	21,418	22,015
Mutual funds held in Rabbi Trusts	10,353	—	—	10,353
Derivative assets:
Interest rate contracts	—	83,072	—	83,072
Mortgage derivatives	—	—	1,851	1,851
Total derivative assets	—	83,072	1,851	84,923
Liabilities
Derivative liabilities:
Interest rate contracts	—	85,534	—	85,534
Mortgage derivatives	—	1,947	—	1,947
Visa derivative	—	—	9,093	9,093
Total derivative liabilities	$—	87,481	9,093	96,574

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

Net gains from fair value changes
(in thousands)	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Mortgage loans held for sale	$4,079	4,989	4,271	2,107

Mortgage Loans Held for Sale
(in thousands)	September 30, 2012	December 31, 2011
Aggregate fair value	$246,224	161,509
Unpaid principal balance	237,952	157,316
Aggregate fair value less aggregate unpaid principal balance	$8,272	4,193

Changes in Level 3 Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs (Level 3) in determining the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy. The table below includes a roll-forward of the amounts on the consolidated balance sheet for the nine months ended September 30, 2012 and 2011 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis. Transfers between fair value levels are recognized at the end of the reporting period in which the associated change in inputs occur. During the first quarter of 2012, Synovus transferred the mortgage derivative asset, which consists of interest rate lock commitments totaling $1.9 million, from Level 3 to Level 2 within the fair value hierarchy, reflecting increased transparency of the inputs used to value these financial instruments, which are based on the mortgage banking subsidiary's historical experience, conversion ratios for similar loan commitments, and market conditions, instead of previously used external industry data. Additionally, during the first quarter of 2012, Synovus transferred assets totaling $501 thousand that were classified as a Level 3 equity security to other assets to more accurately reflect the financial characteristics of the financial instruments.

	Nine Months Ended September 30,
	2012			2011
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Contracts, Net(3)	Investment Securities Available for Sale	Private Equity Investments		Other Derivative Contracts, Net(3)
Beginning balance, January 1,	$6,842	21,418	(7,242)	10,622	47,357		(4,180)
Total gains (losses) realized/unrealized:
Included in earnings(1)	(450)	6,428	(5,546)	1,000	(941)		4,798
Unrealized gains (losses) included in other comprehensive income	(710)	—	—	(228)	—		—
Changes from consolidated to equity method investment	—	—	—	—	(27,291)		—
Purchases	—	1,057	—	—	1,705	(2)	—
Sales				4,552	—		—
Settlements	(1,000)	—	12,044	—	—		—
Transfers out of Level 3	(501)	—	(1,851)	—	—		—
Ending balance, September 30,	$4,181	28,903	(2,595)	6,842	20,830		618
The amount of total net gains (losses) for the nine months included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities remaining at September 30,	$(450)	6,428	(5,546)	1,000	(941)		4,798

	Three Months Ended September 30,
	2012			2011
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative	Investment Securities Available for Sale	Private Equity Investments		Other Derivative Contracts, Net(3)
Beginning balance, July 1,	$5,103	29,847	(3,050)	13,398	20,273		(1,922)
Total gains (losses) realized/unrealized:
Included in earnings(1)	—	(944)	(833)	—	(771)		2,540
Unrealized gains (losses) included in other comprehensive income	78	—	—	(2,004)	—		—
Purchases	—	—	—	—	1,328	(2)	—
Sales				4,552	—		—
Settlements	(1,000)	—	1,288	—	—		—
Ending balance, September 30,	$4,181	28,903	(2,595)	6,842	20,830		618
The amount of total net gains (losses) for the three months included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30,	$—	(944)	(833)	—	(771)		2,540

(1) Included in earnings as a component of other non-interest income.
(2) Represents additional capital contributed to a private equity investment fund for capital calls. Note that there are no such calls outstanding as of September 30, 2012.
(3) Other derivative contracts include the Visa Derivative and the mortgage derivatives.

Assets Measured at Fair Value on a Non-recurring Basis
From time to time, certain assets may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting or a write-down occurring during the period. For example, if the fair value of an asset in these categories falls below its cost basis, it is considered to be at fair value at the end of the period of the adjustment. The following table presents assets measured at fair value on a non-recurring basis as of the dates indicated for which there was a fair value adjustment during the period, according to the valuation hierarchy included in ASC 820-10.

	September 30, 2012				December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	—	102,571	102,571	—	—	48,620	48,620
Other loans held for sale	—	—	479	479	—	—	2,841	2,841
Other real estate	—	—	151,098	151,098	—	—	112,164	112,164
Other assets held for sale	—	—	540	540	—	—	16,254	16,254

The following table presents fair value adjustments recognized for the nine and three months ended September 30, 2012 and 2011 for the following assets measured at fair value on a non-recurring basis.

	Fair Value Adjustments for the Nine Months Ended September 30,		Fair Value Adjustments for the Three Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Collateral dependent impaired loans	$89,522	98,883	38,273	18,565
Other loans held for sale	1,660	8,167	372	3,923
Other real estate	25,560	51,813	5,635	17,525
Other assets held for sale	$1,405	4,507	60	428

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
Loans are transferred to other loans held for sale at fair value when Synovus makes the determination to sell specifically identified loans. The fair value of the loans is primarily determined by analyzing the underlying collateral of the loan and the anticipated market prices of similar assets less estimated costs to sell. At the time of transfer, if the fair value is less than the carrying amount, the difference is recorded as a charge-off against the allowance for loan losses. Decreases in the fair value subsequent to the transfer, as well as gains/losses realized from sale of these loans, are recognized as gains/losses on other loans held for sale, net, as a component of non-interest expense on the consolidated statements of operations.
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

Other assets held for sale consist of certain premises and equipment held for sale, including those related to the efficiency initiatives discussed in Note 3, Restructuring Charges, herein. These assets are classified as held for sale and recorded at the lower of their amortized cost or fair value, less costs to sell, consistent with ASC 360-10. The fair value of these assets is determined primarily on the basis of appraisals or BOV, as circumstances warrant, adjusted for estimated selling costs. Both techniques engage licensed or certified professionals that use inputs such as absorption rates, capitalization rates, and market comparables; these valuations are considered Level 3 measurements since assumptions or inputs may not be observable in the market.
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

September 30, 2012
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(a)
Assets measured at fair value on a recurring basis

Investment Securities Available for Sale
Equity securities	$891	Individual analysis of each investment	Multiple data points, including, but not limited to evaluation of past and projected business performance (b)	N/A

Other investments:

Corporate bonds	1,001	Discounted cash flow	Credit spread embedded in discount rate	500-700 bps (598 bps)
			Discount for lack of marketability(b)	0%-10% (0%)

Trust preferred securities	2,289	Discounted cash flow	Credit spread embedded in discount rate	450-750 bps (646 bps)
			Discount for lack of marketability(b)	0%-10% (0%)

Private equity investments	28,903	Individual analysis of each investee company
Multiple factors, including but not limited to, current operations, financial conditions, cash flows, evaluation of business management and financial plans, and recently executed company transactions related to the investee companies (b)
				N/A

Visa derivative liability	$2,595	Probability model	Probability-weighted potential outcomes of the Covered Litigation, and fees payable to the counterparty, through the estimated term of the contract	$400 thousand to $2.6 million ($2.6 million)

	September 30, 2012
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(a)
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans	$102,571	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (c)	0%-9% (6%)
			Estimated selling costs	0%-10% (7%)

Other loans held for sale	479	Third party appraised value of collateral less estimated selling costs	Appraised value (c)	0%-9% (0%)
			Estimated selling costs	0%-10% (7%)

Other real estate	151,098	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (c)	0%-5% (4%)
			Estimated selling costs	0%-10% (7%)

Other assets held for sale	$540	Third party appraised value of collateral less estimated selling costs or BOV	Discount to appraised value (c)	0% - 30% (8%)
			Estimated selling costs	0%-10% (7%)
(a) The range represents management's best estimate of the high and low of the value that would be assigned to a particular input. The weighted average is the measure of central tendencies; it is the value that management is using or most likely to use for the asset or liability.
(b) Represents management's estimate of discount that market participants would require based on the instrument's lack of marketability.
(c) Synovus also makes adjustments to the values of the assets listed above for various reasons, including age of the appraisal, information known by management about the property, such as occupancy rates, changes to the physical conditions of the property, and other factors.
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
Investment Securities Available for Sale
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

Visa Derivative Liability
The fair value of the Visa derivative liability is measured using a probability model, which utilizes probability weighted scenarios for estimates of Visa’s aggregate exposure (from which the Company's exposure is derived) to Covered Litigation matters, which include consideration of amounts funded by Visa into its escrow account for the Covered Litigation matters, Visa's disclosures about the Covered Litigation, and estimated future monthly fees payable to the derivative counterparty. Significant increases (decreases) in any of these inputs in isolation would result in a significantly higher (lower) valuation of the Visa derivative liability. Generally, a change in the amount funded by Visa into its escrow for the Covered Litigation would have a directionally similar change in the assumptions used for the discounted cash flow technique used to compute fair value.
Fair Value of Financial Instruments
The following table presents the carrying and fair values of financial instruments at September 30, 2012 and December 31, 2011. The fair value represents management’s best estimates based on a range of methodologies and assumptions. For financial instruments that are not recorded at fair value on the balance sheet, such as loans, interest bearing deposits (including brokered deposits), and long-term debt, the figures given in the notes should not be taken as an estimate of the amount that would be realized if all such financial instruments were to be settled immediately. The fair values of financial instruments include accrued interest, as applicable.
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
The fair value of deposits with no stated maturity, such as non-interest bearing demand accounts, interest bearing demand deposits, money market accounts, and savings accounts, is estimated to be equal to the amount payable on demand as of that respective date. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The value of long-term relationships with depositors is not taken into account in estimating fair values. Synovus has developed long-term relationships with its customers through its deposit base and, in the opinion of management; these items add significant value to Synovus. Synovus has determined that the appropriate classification for deposits is Level 2 due to the ability to reasonably measure all inputs to valuation based on observable market variables. Short-term and long-term debt is also considered a Level 2 valuation, as management relies on market prices for bonds or debt that is similar, but not necessarily identical, to the debt being valued. Short-term debt that matures within ten days is assumed to be at fair value, and is considered a Level 1 measurement. The fair value of other short-term and long-term debt with fixed interest rates is calculated by discounting contractual cash flows using market discount rates for bonds or debt that is similar but not identical.

The carrying and estimated fair values of financial instruments, as well as the level within the fair value hierarchy, as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012
(in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$454,028	454,028	454,028	—	—
Interest bearing funds with Federal Reserve Bank	815,156	815,156	815,156	—	—
Interest earning deposits with banks	27,215	27,215	27,215	—	—
Federal funds sold and securities purchased under resale agreements	116,318	116,318	116,318	—	—
Trading account assets	5,953	5,953	19	5,934	—
Mortgage loans held for sale	246,224	246,224	—	246,224	—
Impaired/other loans held for sale	11,254	11,254	—	—	11,254
Investment securities available for sale	3,229,440	3,229,440	3,286	3,221,973	4,181
Private equity investments	29,890	29,890	—	987	28,903
Mutual funds held in Rabbi Trusts	9,851	9,851	9,851	—	—
Loans, net	19,311,461	19,418,536	—	—	19,418,536
Derivative assets	75,801	75,801	—	75,801	—
Financial liabilities
Non-interest bearing deposits	5,503,288	5,503,288	—	5,503,288	—
Interest bearing deposits	15,343,542	15,374,767	—	15,374,767	—
Federal funds purchased and other short-term borrowings	165,865	165,865	—	165,865	—
Salary stock units	1,281	1,281	1,281	—	—
Long-term debt	1,654,183	1,697,497	—	1,697,497	—
Derivative liabilities	$78,911	78,911	—	76,316	2,595

	December 31, 2011
(in thousands)	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$510,423	510,423
Interest bearing funds with Federal Reserve Bank	1,567,006	1,567,006
Interest earning deposits with banks	13,590	13,590
Federal funds sold and securities purchased under resale agreements	158,916	158,916
Trading account assets	16,866	16,866
Mortgage loans held for sale	161,509	161,509
Impaired other loans held for sale	30,156	30,156
Investment securities available for sale	3,690,125	3,690,125
Private equity investments	22,015	22,015
Mutual funds held in Rabbi Trusts	10,353	10,353
Loans, net	19,543,319	19,621,279
Derivative asset positions	84,923	84,923
Financial liabilities
Non-interest bearing deposits	5,366,868	5,366,868
Interest bearing deposits	17,044,884	17,092,784
Federal funds purchased and other short-term borrowings	313,757	313,757
Long-term debt	1,364,727	1,302,560
Derivative liability positions	$96,574	96,574

Note 8 - Derivative Instruments
As part of its overall interest rate risk management activities, Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk. These derivative instruments generally consist of interest rate swaps, interest rate lock commitments made to prospective mortgage loan customers, and commitments to sell fixed-rate mortgage loans. Interest rate lock commitments represent derivative instruments when it is intended that such loans will be sold.
From time to time, Synovus utilizes interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating rate interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges, as discussed below. As of September 30, 2012 and December 31, 2011, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk.
Cash Flow Hedges
Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of operations as a component of other non-interest income. As of September 30, 2012, there were no cash flow hedges outstanding, and therefore, no cumulative ineffectiveness.
Synovus expects to reclassify from accumulated other comprehensive income $(447) thousand to pre-tax income during the next twelve months as amortization of deferred losses are recorded.
Synovus did not terminate any cash flow hedges during 2012 or 2011. The remaining unamortized deferred loss balance on all previously terminated cash flow hedges at September 30, 2012 and December 31, 2011 was $(2.1) million and $(630) thousand, respectively.

Fair Value Hedges
Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair value of various fixed rate liabilities due to changes in the benchmark interest rate, LIBOR. Synovus calculates effectiveness of the fair value hedges quarterly using regression analysis. As of September 30, 2012, there were no fair value hedges outstanding, and therefore, no cumulative ineffectiveness. Ineffectiveness from fair value hedges is recognized in the consolidated statements of operations as a component of other non-interest income.
Synovus did not terminate any fair value hedges during 2012 or 2011. The remaining unamortized deferred net gain balance on all previously terminated fair value hedges at September 30, 2012 and December 31, 2011 was $15.0 million and $21.2 million, respectively.
Customer Related Derivative Positions
Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the interest rate risk. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of September 30, 2012, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.25 billion, a decrease of $242.2 million compared to December 31, 2011.
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
At September 30, 2012 and December 31, 2011, Synovus had commitments to fund at a locked interest rate, primarily fixed-rate mortgage loans to customers in the amount of $204.2 million and $115.5 million, respectively. The fair value of these commitments at a locked interest rate resulted in an unrealized net gain of $4.7 million and $3.8 million for the nine months ended September 30, 2012 and 2011, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of operations.
At September 30, 2012 and December 31, 2011, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $241.0 million and $202.5 million, respectively. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding commitments at a locked interest rate to originate residential mortgage loans for resale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans resulted in an unrealized loss of $4.0 million and $3.8 million, respectively, for the nine months ended September 30, 2012 and 2011, respectively, which was recorded as a component of mortgage revenue in the consolidated statements of operations.
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
Collateral Contingencies
Certain derivative instruments contain provisions that require Synovus to maintain an investment grade credit rating from each of the major credit rating agencies. When Synovus’ credit rating falls below investment grade, these provisions allow the counterparties of the derivative instrument to demand immediate and ongoing full collateralization on derivative instruments in net liability positions and, for certain counterparties, request immediate termination. As Synovus’ current rating is below investment grade, Synovus is required to post collateral, as required by each agreement, against these positions. As of September 30, 2012, collateral totaling $110.0 million, consisting of cash and short-term investments, has been pledged to the derivative counterparties to comply with collateral requirements.
The impact of derivative instruments on the consolidated balance sheets at September 30, 2012 and December 31, 2011 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
(in thousands)	Location on Consolidated Balance Sheet	September 30, 2012	December 31, 2011	Location on Consolidated Balance Sheet	September 30, 2012	December 31, 2011
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$71,110	83,072	Other liabilities	$72,349	85,534
Mortgage derivatives	Other assets	4,691	1,851	Other liabilities	3,967	1,947
Visa derivative	Other assets	—	—	Other liabilities	2,595	9,093
Total derivatives not designated as hedging instruments		$75,801	84,923		$78,911	96,574
Total derivatives		$75,801	84,923		$78,911	96,574

The effect of the amortization of the termination of cash flow hedges on the consolidated statements of operations for the nine months ended September 30, 2012 and 2011 is presented below.

	Amount of Gain		Location of	Amount of Gain
	(Loss) Recognized		Gain (Loss)	(Loss) Reclassified		Location of	Amount of Gain (Loss)
	in OCI		Reclassified	from OCI into Income		Gain (Loss)	Recognized in Income
	Effective Portion		from OCI	Effective Portion		Recognized	Ineffective Portion
	Nine Months Ended September 30,		into Income	Nine Months Ended September 30,		in Income	Nine Months Ended September 30,
			Effective			Ineffective
(in thousands)	2012	2011	Portion	2012	2011	Portion	2012	2011
Interest rate contracts	$(778)	(3,477)	Interest income	$714	5,974	Other non-interest income	$—	—

The effect of fair value hedges on the consolidated statements of operations for the nine months ended September 30, 2012 and 2011 is presented below.

	Derivative			Hedged Item
	Location of	Amount of Gain (Loss)			Amount of Gain (Loss)
	Gain (Loss)	Recognized in Income on		Location of	Recognized in Income On
	Recognized	Derivative		Gain (Loss)	Hedged Item
	in Income	Nine Months Ended September 30,		Recognized in	Nine Months Ended September 30,
	on			Income on
(in thousands)	Derivative	2012	2011	Hedged Item	2012	2011
Derivatives not designated as hedging instruments
Interest rate contracts(1)	Other non- interest income	$1,223	(714)		$—	—
Mortgage derivatives(2)	Mortgage banking income	819	449		—	—
Total		$2,042	(265)		$—	—

(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(2) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans.
The effect of the amortization of the termination of cash flow hedges on the consolidated statements of operations for the three months ended September 30, 2012 and 2011 is presented below.

	Amount of Gain		Location of	Amount of Gain
	(Loss) Recognized		Gain (Loss)	(Loss) Reclassified		Location of	Amount of Gain (Loss)
	in OCI		Reclassified	from OCI into Income		Gain (Loss)	Recognized in Income
	Effective Portion		from OCI	Effective Portion		Recognized	Ineffective Portion
	Three Months Ended September 30,		into Income	Three Months Ended September 30,		in Income	Three Months Ended September 30,
			Effective			Ineffective
(in thousands)	2012	2011	Portion	2012	2011	Portion	2012	2011
Interest rate contracts	$33	(3,578)	Interest income	$(30)	1,513	Other non-interest income	$—	—

The effect of fair value hedges on the consolidated statements of operations for the three months ended September 30, 2012 and 2011 is presented below.

	Derivative			Hedged Item
	Location of	Amount of Gain (Loss)			Amount of Gain (Loss)
	Gain (Loss)	Recognized in Income on		Location of	Recognized in Income On
	Recognized	Derivative		Gain (Loss)	Hedged Item
	in Income	Three Months Ended September 30,		Recognized in	Three Months Ended September 30,
	on			Income on
(in thousands)	Derivative	2012	2011	Hedged Item	2012	2011
Derivatives not designated as hedging instruments
Interest rate contracts(1)	Other non- interest income	$51	(341)		$—	—
Mortgage derivatives(2)	Mortgage banking income	(1,068)	(823)		—	—
Total		$(1,017)	(1,164)		$—	—

(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(2) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans.

Note 9 - Earnings (Loss) Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted earnings (loss) per common share for the nine and three months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Basic Earnings (Loss) Per Common Share
Net income (loss) available to common shareholders	$62,202	(131,490)	16,030	15,667
Weighted average number of common shares outstanding	786,429	785,267	786,576	785,280
Basic earnings (loss) per common share	$0.08	(0.17)	0.02	0.02

Diluted Earnings (Loss) Per Common Share
Net income (loss) available to common shareholders	$62,202	(131,490)	16,030	15,667

Weighted average number of common shares outstanding	786,429	785,267	786,576	785,280
Add:
Effect of dilutive share based awards	439	(a)	971	2,669
Effect of tMEDS settlement	122,849	(a)	122,849	122,867
Weighted average number of diluted common shares	909,717	785,267	910,396	911,247
Diluted earnings (loss) per common share	$0.07	(0.17)	0.02	0.02

(a) Synovus reported a net loss attributable to common shareholders for the nine months ended September 30, 2011. For this period, diluted loss per share equals basic loss per share pursuant to ASC 260-10-45 as the effect of settling share based awards and tMEDS contracts would be anti-dilutive. For the nine and three months ended September 30, 2012, the number of anti-dilutive shares was 25.3 million and 24.8 million, respectively. For the three months ended September 30, 2011, the number of anti-dilutive shares was 18.1 million.
Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the average common shares outstanding for the period. Diluted earnings (loss) per common share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of outstanding options and restricted shares is reflected in diluted earnings (loss) per share, unless the impact is anti-dilutive, by application of the treasury stock method.

Note 10 - Share-based Compensation
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. At September 30, 2012, Synovus had a total of 23,696,462 shares of its authorized but unissued Common Stock reserved for future grants under the 2007 Omnibus Plan. The Plan permits grants of share-based compensation including stock options, non-vested shares, and restricted share units. The grants generally include vesting periods ranging from two to five years and contractual terms of ten years. Stock options are granted at exercise prices which equal the fair value of a share of common stock on the grant-date. Non-vested shares and restricted share units are awarded at no cost to the recipient upon their grant. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.
Share-based Compensation Expense
Synovus’ share-based compensation costs associated with employee grants are recorded as a component of salaries and other personnel expense in the consolidated statements of operations. Share-based compensation costs associated with grants made to non-employee directors of Synovus are recorded as a component of other operating expenses. Share-based compensation expense for service-based awards is recognized net of estimated forfeitures for plan participants on a straight-line basis over the vesting period. Total share-based compensation expense was $7.0 million and $2.4 million for the nine and three months ended September 30, 2012 and $4.3 million and $2.0 million for the nine and three months ended September 30, 2011, respectively.

Stock Options
During the nine months ended September 30, 2012, Synovus awarded an aggregate amount of 4,586,666 stock options to key employees throughout the Synovus organization. The awards contain a service-based vesting period of three years. The weighted average grant-date fair value of the awarded stock options was $1.03 determined using the Black-Scholes option pricing model. At September 30, 2012, there were 19,405,814 options to purchase shares of Synovus' common stock outstanding with a weighted average exercise price of $8.38.
Restricted Share Units and Salary Stock Units
During the nine months ended September 30, 2012, Synovus awarded an aggregate amount of 3,160,800 restricted share units to key employees and non-employee directors. The majority of the awards contain a service-based vesting period of three years. In addition to the service vesting requirement, the vesting of certain awards made to senior management is contingent upon the repayment of its Series A Preferred Stock and achievement of profitability vesting requirements. The weighted average grant-date fair value of the awarded restricted share units was $2.05 per share. At September 30, 2012, including dividend equivalents granted, there were 6,338,351 restricted share units outstanding with a weighted average grant-date fair value of $2.36.
During the nine months ended September 30, 2012, Synovus also granted 540,539 salary stock units to senior management, which vested and were expensed immediately upon grant. Each salary stock unit represents a right to one share of common stock. Compensation expense is determined based on the number of salary stock units granted and the market price of Synovus' common stock at the grant date. The total fair value of salary stock units granted during the nine months ended September 30, 2012 was $1.3 million. The salary stock units are classified as liabilities and will be settled in cash in February 2013.

Note 11 - Visa Shares and Related Agreement
Synovus is a member of the Visa USA network and received shares of Visa Class B common stock in exchange for its membership interest in Visa USA in conjunction with the public offering by the Visa IPO in 2008. Visa members have indemnification obligations with respect to the Covered Litigation. Visa Class B shares are subject to certain restrictions until March 25, 2011 or settlement of the Covered Litigation. As of September 30, 2012, all of the Covered Litigation had not been settled. Visa has established a litigation escrow to fund settlement of the Covered Litigation. The litigation escrow is funded by proceeds from Visa's conversion of Class B shares.
The Visa IPO was completed in March 2008. Immediately following completion of the Visa IPO in March 2008, Visa redeemed a portion of the Class B shares of its common stock held by Visa members. Synovus recognized a pre-tax gain of $38.5 million on redemption of a portion of its Visa Class B shares. During 2008 and 2009, Synovus reduced its contingent liability for its indemnification obligation upon events of Visa's funding of the litigation escrow through conversion of Class B shares as described above.
In November 2009, Synovus sold its remaining Visa Class B shares to another Visa USA member financial institution for $51.9 million and recognized a gain on sale of $51.9 million. In conjunction with the sale, Synovus entered into a derivative contract with the purchaser which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The fair value of the derivative liability of $2.6 million and $9.1 million, at September 30, 2012 and December 31, 2011, respectively, is based on an estimate of Visa's exposure to liability based upon probability-weighted potential outcomes of the Covered Litigation, and with respect to September 30, 2012 includes the present value of estimated future fees payable to the derivative counterparty, and the estimated impact of a 10 b.p.s decrease in credit interchange fees for an eight-month period beginning in mid-2013.
The conversion rate from Visa Class B to Visa Class A shares changed in February 2012 in conjunction with Visa's $1.57 billion deposit to the litigation escrow in December 2011. Synovus paid a settlement of $9.9 million to the derivative counterparty in connection with the conversion rate change in the first quarter of 2012. During the nine and three months ended September 30, 2012, Synovus increased the fair value of its derivative liability by $5.1 million and $833 thousand, respectively, and recognized a corresponding indemnification charge to earnings of $5.5 million and $833 thousand, respectively. For the nine months ended September 30, 2012, the $5.5 million indemnification charges included the $5.1 million increase in the fair value of the derivative liability and $466 thousand of fees payable to the derivative counterparty.
    On July 13, 2012, Visa announced that it had signed a memorandum of understanding with the class plaintiffs in the multi-district interchange litigation, and that Visa's share of the proposed approximately $6.6 billion in settlement payments would represent approximately $4.4 billion. Additionally, Visa disclosed that the memorandum of understanding provides for distribution to class merchants of an amount equal to ten basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to issuers and which effectively reduces credit interchange for that period of time. The eight month period would begin sixty days after completion of the court ordered period during which individual class members may opt out of the proposed settlement. On July 24, 2012, Visa announced that it had deposited $150.0 million into the litigation escrow and reduced the conversion rate discussed above. Synovus paid a settlement of $888 thousand to the derivative counterparty in connection with the change in conversion rate. During the third quarter of 2012 these announcements have been factored into the fair value determination as of September 30, 2012 using the probability model described in Note 7. Management believes that the estimate of Synovus' exposure to the Visa indemnification and fees associated with the Visa Derivative is adequate based on current information, including Visa's recent announcements. However, future developments in the litigation could require potentially significant changes to Synovus' estimate.

Note 12 - Income Taxes
For the nine and three months ended September 30, 2012, Synovus determined the income tax expense for the periods by applying the estimated annual effective tax rate to taxable income. For the nine and three months ended September 30, 2011, Synovus determined that a reliable annual effective tax rate estimate could not be made; accordingly, Synovus calculated income tax expense based on an actual effective tax rate applied to the year-to-date results.
Synovus assesses its deferred tax asset valuation allowance at each reporting period.   The determination of whether a valuation allowance for deferred tax assets is needed is subject to considerable judgment and requires an evaluation of all available positive and negative evidence. Based on the assessment at September 30, 2012 and the weight of all available evidence, management concluded that maintaining the deferred tax assets valuation allowance was appropriate.
A reconciliation of the beginning and ending amounts of the valuation allowance recorded against deferred tax assets is as follows:

Deferred Tax Asset Valuation Allowance
(in thousands)	2012	2011
Balance at January 1,	$821,429	774,961
(Decrease) increase for the three months ended March 31,	(4,181)	43,906
(Decrease) increase for the three months ended June 30,	(16,859)	9,723
Decrease for the three months ended September 30,	(13,331)	(11,725)
Balance at September 30,	$787,058	816,865

Synovus' income tax returns are subject to review and examination by federal, state, and local taxing jurisdictions. Currently, no years for which Synovus files a federal income tax return or state income tax returns are under examination by the IRS and state tax authorities.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (unrecognized state income tax benefits are not adjusted for the federal income tax impact).

Unrecognized Income Tax Benefits
(in thousands)	2012	2011
Balance at January 1,	$5,985	6,315
First quarter activity:
Additions based on income tax positions related to current year	57	70
Reductions for income tax positions of prior years	(343)	(415)
Net, first quarter activity	(286)	(345)
Balance at March 31,	5,699	5,970
Second quarter activity:
Additions based on income tax positions related to current year	58	70
Additions for income tax positions of prior years	175	—
Reductions for income tax positions of prior years	(2,431)	—
Settlements	(1,250)	—
Net, second quarter activity	(3,448)	70
Balance at June 30,	2,251	6,040
Third quarter activity:
Additions based on income tax positions related to current year	47	69
Reductions for income tax positions of prior years	—	(106)
Settlements	(175)	—
Net, third quarter activity	(128)	(37)
Balance at September 30,	$2,123	6,003

Accrued interest and penalties related to unrecognized income tax benefits are included as a component of income tax expense. Accrued interest and penalties on unrecognized income tax benefits totaled $1.5 million and $429 thousand as of January 1 and September 30, 2012, respectively. Total unrecognized income tax benefits as of January 1 and September 30, 2012 that, if recognized, would affect the effective income tax rate is $4.8 million and $1.7 million (net of the federal benefit on state income tax issues) respectively, which includes interest and penalties of $943 thousand and $279 thousand, respectively. During the third quarter of 2012, Synovus reached a settlement with a state taxing authority which resulted in a reduction of the FIN 48 reserve in the amount of $175 thousand. Synovus expects an approximate range of $209 thousand to $1.1 million of uncertain income tax positions will be either settled or resolved during the next twelve months.

Note 13 - Legal Proceedings
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate accrual. An event is considered to be “probable” if “the future event is likely to occur.” The actual amounts accrued by Synovus in respect of legal matters as of September 30, 2012 are not material to Synovus' consolidated financial statements. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
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
Securities Class Action and Related Litigation
On July 7, 2009, the City of Pompano Beach General Employees' Retirement System filed suit against Synovus, and certain of Synovus' current and former officers, in the United States District Court, Northern District of Georgia (Civil Action File No. 1:09-CV-1811) (the “Securities Class Action”); and on June 11, 2010, Lead Plaintiffs, the Labourers' Pension Fund of Central and Eastern Canada and the Sheet Metal Workers' National Pension Fund, filed an amended complaint alleging that Synovus and the named individual defendants misrepresented or failed to disclose material facts that artificially inflated Synovus' stock price in violation of the federal securities laws. Lead Plaintiffs' allegations are based on purported exposure to Synovus' lending relationship with the Sea Island Company and the impact of such alleged exposure on Synovus' financial condition. Lead Plaintiffs in the Securities Class Action seek damages in an unspecified amount. On May 19, 2011, the Court ruled that the amended complaint failed to satisfy the mandatory pleading requirements of the Private Securities Litigation Reform Act. The Court also ruled that Lead Plaintiffs would be allowed the opportunity to submit a further amended complaint. Lead Plaintiffs served their second amended complaint on June 27, 2011. Defendants filed a Motion to Dismiss that complaint on July 27, 2011. On March 22, 2012, the Court granted in part and denied in part that Motion to Dismiss. On April 19, 2012, the Defendants filed a motion requesting that the Court reconsider its March 22, 2012 order. On September 26, 2012, the Court issued a written order denying the Motion for Reconsideration. Defendants filed their answer to the second amended complaint on May 21, 2012. Discovery in this case is ongoing.
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
Overdraft Litigation
Posting Order Litigation
On September 21, 2010, Synovus, Synovus Bank and CB&T were named as defendants in a putative multi-state class action relating to the manner in which Synovus Bank charges overdraft fees to customers. The case, Childs et al. v. Columbus Bank and Trust et al., was filed in the Northern District of Georgia, Atlanta Division, and asserts claims for breach of contract and breach of the covenant of good faith and fair dealing, unconscionability, conversion and unjust enrichment for alleged injuries suffered by plaintiffs as a result of Synovus Bank's assessment of overdraft charges in connection with its POS/debit and automated-teller machine cards allegedly resulting from the sequence used to post payments to the plaintiffs' accounts. On October 25, 2010, the Childs case was transferred to a multi-district proceeding in the Southern District of Florida. In Re; Checking Account Overdraft Litigation, MDL No. 2036. Plaintiffs amended their complaint on October 21, 2011. The Synovus entities filed a motion to dismiss the amended complaint on November 22, 2011. On July 26, 2012, the court denied the motion as to Synovus and Synovus Bank, but granted the motion as to CB&T. Synovus and Synovus Bank filed their answer to the amended complaint on September 24, 2012. The case is currently in discovery.
On January 25, 2012, Synovus Bank was named as a defendant in another putative multi-state class action relating to the manner in which Synovus Bank charges overdraft fees to customers. The case, Green et al. v. Synovus Bank, was filed in the Middle District of Georgia, Columbus Division, and asserts claims for breach of contract and breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment and money had and received for alleged injuries suffered by plaintiffs as a result of Synovus Bank's assessment of overdraft charges in connection with its POS/debit and automated-teller machine cards allegedly resulting from the sequence used to post payments to the plaintiffs' accounts. On February 14, 2012, Synovus Bank filed a motion to dismiss the complaint. On March 8, 2012, Plaintiff filed an amended complaint to add a claim under the Georgia Fair Business Practices Act. On March 22, 2012, Synovus Bank filed a motion to dismiss the amended complaint. That motion remains pending. On April 19, 2012, the Judicial Panel on Multidistrict Litigation issued a Conditional Transfer Order conditionally transferring the case to the multi-district proceeding in the Southern District of Florida. In Re; Checking Account Overdraft Litigation, MDL No. 2036. On April 20, 2012, Synovus Bank and Plaintiffs separately filed objections to the Conditional Transfer Order. On May 4 and 5, 2012 Synovus Bank and Plaintiffs separately filed motions to vacate the Conditional Transfer Order. On August 3, 2012, the Judicial Panel on Multidistrict Litigation ordered the case transferred to the multi-district proceeding in the Southern District of Florida. In Re; Checking Account Overdraft Litigation, MDL No. 2036.
On September 5, 2012, the plaintiffs in the Childs case filed an amended complaint that added Richard Green, the named plaintiff from the Green et al. v. Synovus Bank case, as a named plaintiff in the Childs case. As a result, the parties advised the court that the Green et al. v. Synovus Bank case should be dismissed without prejudice.
Assertion of Overdraft Fees as Interest Litigation
Synovus Bank was also named as a defendant in a putative state-wide class action in which the plaintiffs allege that overdraft fees charged to customers constitute interest and, as such, are usurious under Georgia law. The case, Griner et. al. v. Synovus Bank, et. al. was filed in Gwinnett County State Court (state of Georgia) on July 30, 2010, and asserts claims for usury, conversion and money had and received for alleged injuries suffered by the plaintiffs as a result of Synovus Bank's assessment of overdraft charges in connection with its POS/debit and automated-teller machine cards used to access customer accounts. Plaintiffs contend that such overdraft charges constitute interest and are therefore subject to Georgia usury laws. Synovus Bank contends that such overdraft charges constitute non-interest fees and charges under both federal and Georgia law and are otherwise exempt from Georgia usury limits. On September 1, 2010, Synovus Bank removed the case to the United States District Court for the Northern District of Georgia, Atlanta Division. The plaintiffs filed a motion to remand the case to state court. On July 22, 2011, the federal court entered an order granting plaintiffs' motion to remand the case to the Gwinnett County State Court. Synovus Bank subsequently filed a motion to dismiss. On February 22, 2012, the state court entered an order denying the motion to dismiss. On March 1, 2012, the state court signed and entered a certificate of immediate review thereby permitting Synovus Bank to petition the Georgia Court of Appeals for a discretionary appeal of the denial of the motion to dismiss. On March 12, 2012, Synovus Bank filed its application for interlocutory appeal with the Georgia Court of Appeals. On April 3, 2012, the Georgia Court of Appeals granted Synovus Bank's application for interlocutory appeal of the state court's order denying Synovus Bank's motion to dismiss. On April 11, 2012 Synovus Bank filed its notice of appeal. Oral arguments were heard in the case on September 19, 2012. The case remains pending on appeal.

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

(11)
changes in the cost and availability of funding due to changes in the deposit market and credit market, including any loss of deposits as a result of the scheduled expiration of the unlimited FDIC insurance coverage on demand deposits, or the way in which we are perceived in such markets, including a further reduction in our credit ratings;

(12)
risks related to the timing of the reversal of our deferred tax asset valuation allowance, which is subject to considerable judgment, and the risk that even after the recovery of our deferred tax asset balance under GAAP, there will remain limitations on the ability to include our deferred tax assets for regulatory capital purposes;

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
The following financial review summarizes the significant trends affecting Synovus’ results of operations and financial condition for the nine and three months ended September 30, 2012. This discussion supplements, and should be read in conjunction with, the unaudited consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ 2011 Form 10-K.

The discussion is divided into key segments:

•	Executive and Economic Overview—Provides a business overview, including our thoughts on the impact of the economy, legislative and regulatory initiatives, and recent industry developments.

•
Discussion of Results of Operations—Reviews Synovus' financial performance, as well as selected balance sheet items, items from the statement of operations, and certain key ratios that illustrate Synovus' performance.

•
Credit Quality, Capital Resources and Liquidity—Discusses credit quality, market risk, and liquidity, as well as performance trends. It also includes a discussion of liquidity policies, how Synovus obtains funding, and related performance.

•	Additional Disclosures—Provides comments on additional important matters including other contingencies, critical accounting policies and Non-GAAP financial measures used within the Report.
A reading of each section is important to understand fully the nature of our financial performance.

EXECUTIVE AND ECONOMIC OVERVIEW
Economic Overview
For the nine and three months ended September 30, 2012, economic growth has continued at a very modest pace with limited job growth and above average unemployment levels.
Business investment and hiring has been very sluggish in recent months, which has generally been attributed to the current high level of political and fiscal policy uncertainty.
The Conference Board Consumer Confidence Index,® which continues to reflect volatility from the uncertainties in the national and global economies, improved to 70.3%, in September 2012, up from 62.0% at June 2012, as compared to 69.5% for March 2012, and 64.8% for December 2011. Consumer spending could be negatively impacted by economic and political uncertainty.
The banking industry continues to be negatively affected by the national economic recession and real estate valuation declines, which has resulted in a significant number of bank closings, particularly in Georgia and Florida, where nearly one third of all bank seizures since the start of 2010 have occurred. A total of 457 banks have failed from January 2008 through September 30, 2012, with 84 of those banks based in Georgia and 63 in Florida. During the nine months ended September 30, 2012, bank failures included 9 in Georgia and 5 in Florida, an improvement from the same period a year ago when bank failures included 19 in Georgia and 11 in Florida.
Global markets also show signs of slow growth, with noted contraction on the global manufacturing sector. Since 2008, the consensus has continued to grow among many that the use of the common currency in Europe, the Euro, has caused an increased number of European countries to experience a recession. This situation could threaten the entire European Union structure, and the events and actions in these markets could impact the United States economy.
Synovus does not have a direct exposure to the European markets; however, Synovus will continue to monitor the impact of international developments on domestic economic activity and determine the most appropriate strategies to pursue given the current economic uncertainties.

Consolidated Financial Highlights
A summary of Synovus’ financial performance for the nine and three months ended September 30, 2012 and 2011 is set forth in the table below.

	Nine Months Ended September 30,			Three Months Ended September 30,
(dollars in thousands, except per share data)	2012	2011	Change	2012	2011	Change
Net interest income	$646,661	696,998	(7.2)%	212,345	228,603	(7.1)%
Provision for loan losses	173,843	364,230	(52.3)	63,572	102,325	(37.9)
Non-interest income	233,849	265,405	(11.9)	73,233	133,392	(45.1)
Non-interest expense	602,890	684,683	(11.9)	191,492	222,552	(14.0)
Core expenses (1)	520,886	541,629	(3.8)	167,421	179,754	(6.9)
Income (loss) before income taxes	103,777	(86,510)	nm	30,514	37,118	(17.8)
Pre-tax, pre-credit costs income (1)	328,715	356,104	(7.7)	111,501	119,368	(6.6)
Net income (loss) available to controlling interest	106,170	(87,980)	nm	30,725	30,208	1.7
Net income (loss) available to common shareholders	62,202	(131,490)	nm	16,030	15,667	2.3
Earnings per common share:
Net income (loss) available to common shareholders, basic	0.08	(0.17)	nm	0.02	0.02	—
Net income (loss) available to common shareholders, diluted	$0.07	(0.17)	nm	0.02	0.02	—

	September 30, 2012	June 30, 2012	Sequential Quarter Change	September 30, 2011	Year Over Year Change
(dollars in thousands, except per share data)
Loans, net of deferred fees and costs	$19,731,865	19,680,127	0.3%	20,102,086	(1.8)%
Total deposits	20,846,830	21,565,065	(3.3)	23,109,427	(9.8)
Core deposits (1)	19,926,871	20,416,173	(2.4)	20,951,796	(4.9)
Core deposits excluding time deposits (1)	16,155,754	16,318,339	(1.0)	15,999,652	1.0

Net interest margin	3.51	3.48%	3 b.p.s	3.47	4 b.p.s
Non-performing assets ratio	4.51	4.83	(32)	5.71	(120)
Past dues over 90 days	0.05	0.03	2	0.13	(8)
Net charge-off ratio	1.97	1.99	(2)	2.72	(75)

Tier 1 capital	$2,835,950	2,822,487	0.5%	2,770,971	2.3%
Tier 1 common equity	1,872,003	1,861,135	0.6	1,817,168	3.0
Total risk-based capital	3,465,950	3,449,214	0.5	3,533,600	(1.9)
Tier 1 capital ratio	13.23	13.35	12 b.p.s	12.97	26 b.p.s
Tier 1 common equity ratio	8.73	8.80	(7)	8.50	23
Total risk-based capital ratio	16.16	16.31	(14)	16.53	(36)
Total shareholders’ equity to total assets ratio (2)	11.16	10.85	31	10.01	115
Tangible common equity to tangible assets ratio(1)	7.35	7.12	23	6.56	79
Tangible common equity to risk-weighted assets ratio (1)	8.82	8.84	(2)	8.66	16
Tangible book value per common share (1)(3) (4)	$2.07	2.05	1.0%	2.03	2.0%

(1)	See reconciliation of “Non-GAAP Financial Measures” in this Report.

(2)	Total shareholders’ equity divided by total assets.

(3)	Excludes the carrying value of goodwill and other intangible assets from common equity and total assets.

(4)	Equity and common shares exclude impact of unexercised tangible equity units (tMEDS).
nm = not meaningful

DISCUSSION OF RESULTS OF OPERATIONS
Results for the Nine and Three Months Ended September 30, 2012
For the nine months ended September 30, 2012, net income available to common shareholders was $62.2 million, or $0.07 per diluted common share, compared to a net loss available to common shareholders of $131.5 million, or $0.17 per common share, for the nine months ended September 30, 2011. For the three months ended September 30, 2012, net income available to common shareholders was $16.0 million, or $0.02 per diluted common share, as compared to a net income available to common shareholders of $15.7 million, or $0.02 per diluted common share, for the same period last year. For the nine and three months ended September 30, 2012 as compared to the same periods in the prior year, the improvements are primarily due to $230.7 million and $56.9 million declines in total credit costs, respectively, partially offset by $33.8 million and $56.2 million decreases in net investment securities gains, respectively. See reconciliation of "Non-GAAP Financial Measures" in this Report.
Although credit costs, charge-offs, and non-performing asset levels remain elevated, overall credit metrics continued to improve during the third quarter of 2012. For the three months ended September 30, 2012, total credit costs were $85.6 million, a 21.7% increase from the three months ended June 30, 2012. Provision for loan losses, the largest component of total credit costs, was $63.6 million for the third quarter of 2012, a 43.8% increase from $44.2 million in the second quarter of 2012, and a 37.9% decrease from $102.3 million in the third quarter of 2011. The sequential quarter increase in provision for loans losses was primarily due to an impairment charge on an existing non-performing loan (collateral fair value update), a lower benefit from the update to the loan loss reserve factors, and to a lesser extent, an increase in retail charge-offs, and the overall growth in loans. Net charge-offs of $96.5 million for the third quarter of 2012 decreased $2.2 million compared to the second quarter of 2012 and decreased by $41.9 million, or 30.3% from the third quarter of 2011. NPL inflows declined for the sixth consecutive quarter to $114.8 million for the third quarter of 2012 compared to $124.3 million for the second quarter of 2012 and $222.0 million for the third quarter of 2011. Total non-performing assets declined $62.0 million from $961.4 million at June 30, 2012 to $899.4 million at September 30, 2012, and declined $265.0 million or 22.8% from $1.16 billion at September 30, 2011. As a percentage of total loans outstanding, past due loans remained at favorable levels with total past due loans and still accruing interest of 0.55% at September 30, 2012 compared to 0.47% and 0.99% at June 30, 2012 and September 30, 2011, respectively, and loans 90 days past due and still accruing interest of 0.05% at September 30, 2012 compared to 0.03% and 0.13% at June 30, 2012 and September 30, 2011, respectively.
For the nine and three months ended September 30, 2012 and 2011, the majority of both the provision for loan losses and net charge-offs related to commercial real estate credits. Provision for loan losses attributable to the commercial real estate portfolio (excluding the unallocated allowance for loan losses component) was $104.5 million, or 60.1% of the total provision for loan losses, for the first nine months of 2012, while net charge-offs attributable to this portfolio were $153.0 million, or 52.8% of total net charge-offs for the nine months ended September 30, 2012. Provision for loan losses attributable to the commercial real estate portfolio was $269.6 million, or 74.0% of the total provision for loan losses, for the first nine months of 2011, while net charge-offs attributable to this portfolio were $306.5 million, or 64.9% of total net charge-offs for the nine months ended September 30, 2011. Provision for loan losses attributable to the commercial and industrial portfolio was $57.4 million, or 33.0%, of the total provision for loan losses (excluding the unallocated allowance for loan losses component) for the first nine months of 2012, while net charge-offs attributable to this portfolio were $102.4 million, or 35.3% of total net charge-offs for the nine months ended September 30, 2012. Provision for loan losses attributable to the commercial and industrial portfolio was $76.0 million, or 20.9%, of total provision for loan losses, during the first nine months of 2011, while net charge-offs attributable to this portfolio were $111.5 million, or 23.6%, of total net charge-offs for the nine months ended September 30, 2011.
Pre-tax, pre-credit costs income (which excludes provision for loan losses, other credit costs, restructuring charges, Visa indemnification charges, and investment securities gains, net) exceeded credit costs for the fourth consecutive quarter and was $111.5 million for the third quarter of 2012, representing a increase of $4.9 million, or 4.6%, from the second quarter of 2012 and a decrease of $7.9 million, or 6.6%, from the third quarter of 2011. As compared to the second quarter of 2012, the increase in pre-tax, pre-credit costs income was driven by an $11.6 million decrease in core expenses, partially offset by a $1.0 million decrease in net interest income and a $5.7 million decrease in non-interest income, excluding investment securities gains, net. The decline from the third quarter of 2011 was driven by a $16.3 million decrease in net interest income and a $3.9 million decrease in non-interest income, excluding investment securities gains, net, partially offset by a $12.3 million decrease in core expenses. See reconciliation of "Non-GAAP Financial Measures" in this Report.
The net interest margin increased 3 b.p.s to 3.51% in the third quarter of 2012 compared to 3.48% for the second quarter of 2012 and increased 4 b.p.s from 3.47% in the third quarter of 2011. The sequential quarter increase was driven by an 8 b.p.s decline in the effective cost of funds. The effective cost of funds was positively impacted by the downward repricing of core certificates of deposit and core money market accounts, each of which declined by 12 b.p.s and 9 b.p.s, respectively on a sequential quarter basis. Earning asset yields during the third quarter of 2012 decreased 19 b.p.s compared to the third quarter of 2011, and the effective cost of funds decreased 23 b.p.s as economic uncertainty has resulted in a sustained period of low interest rates.

Total loans were $19.73 billion at September 30, 2012, an increase of $51.7 million from June 30, 2012. The increase in loans was primarily driven by growth within the corporate banking group. The net sequential quarter loan growth, excluding the impact of transfers to loans held-for-sale, charge-offs, and foreclosures, was approximately $240 million for the third quarter of 2012, compared to an increase of approximately $29 million during the second quarter of 2012, and a decrease of approximately $132 million during the third quarter of 2011. See reconciliation of "Non-GAAP Financial Measures" in this Report.
Total deposits decreased by $718.2 million from the second quarter of 2012. The decline in total deposits was driven primarily by the continued planned reduction of brokered deposits and time deposits, as well as a planned strategic reduction in a large demand deposit clearing account. Core deposits excluding time deposits were $16.16 billion at September 30, 2012, down $162.6 million compared to June 30, 2012. Compared to September 30, 2011, core deposits excluding time deposits increased $156.1 million or 1.0%. See reconciliation of "Non-GAAP Financial Measures" in this Report.
Total shareholder's equity was $2.88 billion at September 30, 2012 compared to $2.83 billion at December 31, 2011. Synovus continues to actively monitor evolving industry capital standards and changes in regulatory standards and requirements. As part of its ongoing management of capital, Synovus will continue to monitor its capital position and identify, consider, and pursue additional strategies to bolster its capital position as deemed necessary.

Changes in Financial Condition
During the nine months ended September 30, 2012, total assets decreased by $1.40 billion, or 5.1%, from December 31, 2011 to $25.76 billion. The principal components of this decrease were a decrease of $751.9 million in interest bearing funds at the Federal Reserve Bank, a $460.7 million decrease in investment securities available for sale, and a $231.9 million decrease in loans, net of deferred fees and costs and the allowance for loan losses. These decreases were partially offset by an increase in mortgage loans held for sale of $84.7 million or 52.5% due to increased mortgage loan production. The decrease in interest bearing funds with the Federal Reserve Bank is primarily due to decreases in deposits. The decrease in investment securities is due to sales and the decision to utilize a portion of security maturities to reduce wholesale funding, including brokered deposits. The decrease in net loans is primarily due to charge-offs, sales of distressed loans, and principal reductions/pay offs.

Other Loans Held for Sale
During the nine months ended September 30, 2012, Synovus transferred loans with a carrying value immediately preceding the transfer totaling $353.1 million to other loans held for sale. Synovus recognized charge-offs upon transfer of these loans totaling $97.0 million which resulted in a new cost basis of $256.1 million and were based on the estimated fair value, less estimated costs to sell, of the loans at the time it was determined that the respective specific loans would be sold.
During the nine months ended September 30, 2011, Synovus transferred loans with a carrying value immediately preceding the transfer totaling $567.6 million to other loans held for sale. Synovus recognized charge-offs upon transfer on these loans totaling $159.9 million for the nine months ended September 30, 2011. These charge-offs which resulted in a new cost basis of $407.7 million for the loans transferred during the nine months ended September 30, 2011 were based on the estimated fair value, less estimated costs to sell, of the loans at the time it was determined that the respective specific loans would be sold.

Loans
The following table compares the composition of the loan portfolio at September 30, 2012, December 31, 2011, and September 30, 2011.

(dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2012 vs. December 31, 2011 % Change(1)	September 30, 2011	September 30, 2012 vs. September 30, 2011 % Change
Investment properties	$4,390,897	4,557,313	(4.9)%	$4,596,509	(4.5)%
1-4 family properties	1,427,250	1,618,484	(15.8)	1,726,391	(17.3)
Land acquisition	909,420	1,094,821	(22.6)	1,119,947	(18.8)
Total commercial real estate	6,727,567	7,270,618	(10.0)	7,442,847	(9.6)
Commercial and industrial	9,052,692	8,941,274	1.7	8,812,545	2.7
Home equity lines	1,572,986	1,619,585	(3.8)	1,612,798	(2.5)
Consumer mortgages	1,399,432	1,411,749	(1.2)	1,426,024	(1.9)
Credit cards	257,922	273,098	(7.4)	267,810	(3.7)
Small business	444,783	300,332	64.2	270,546	64.4
Other retail loans	293,536	275,143	8.9	279,560	5.0
Total retail	3,968,659	3,879,907	3.1	3,856,738	2.9
Total loans	19,748,918	20,091,799	(2.3)	20,112,130	(1.8)
Deferred fees and costs, net	(17,053)	(11,986)	56.5	(10,044)	69.8
Total loans, net of deferred fees and costs	$19,731,865	20,079,813	(2.3)%	$20,102,086	(1.8)%

(1)	Percentage changes are annualized
At September 30, 2012, total loans outstanding were $19.73 billion, a sequential quarter increase of $51.7 million, or 1.0% annualized. The sequential quarter increase was driven by a $168.1 million or 7.5% annualized increase in C&I loans and a $44.1 million or 4.5% annualized increase in retail loans, offset by a $156.7 million or 9.1% annualized decrease in CRE loans. Excluding the impact of charge-offs, foreclosures, and transfers to loans held for sale, total loans increased by approximately $240 million during the third quarter of 2012, compared to a sequential quarter increase of approximately $29 million during the second quarter of 2012, and a sequential quarter decline of approximately $132 million during the third quarter of 2011.  Additionally, the loan portfolio mix has continued to improve and shift towards loans with lower credit risk; commercial and industrial and retail loans combined are now above our target goal of 65% and represent 66% of total loans as of September 30, 2012, compared to 64% as of December 31, 2011, 63% as of September 30, 2011, and 55% in the first quarter of 2007 when CRE loans were at a peak of 45% of the loan portfolio.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at September 30, 2012 were $15.78 billion or 79.9% of the total loan portfolio compared to $16.21 billion or 80.7% at December 31, 2011 and $16.26 billion or 80.9% at September 30, 2011. The commercial and industrial loan portfolio represents the largest component of Synovus' total loan portfolio.
At September 30, 2012, June 30, 2012, and December 31, 2011, Synovus had 19, 21, and 26 commercial loan relationships, respectively, with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at September 30, 2012, June 30, 2012, and December 31, 2011 was approximately $69 million, $67 million, and $67 million, respectively.
Commercial and Industrial Loans
Total commercial and industrial loans at September 30, 2012 were $9.05 billion, or 45.9% of the total loan portfolio compared to $8.94 billion, or 44.5% of the total loan portfolio at December 31, 2011 and $8.81 billion, or 43.8% of the total loan portfolio at September 30, 2011. This portfolio is currently concentrated on small to middle market commercial and industrial lending disbursed throughout a diverse group of industries in the Southeast, including health care, finance and insurance, manufacturing, construction, real estate leasing, and retail trade. The portfolio is relationship focused and, as a result, Synovus' lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. Commercial and industrial loans are primarily originated through Synovus' local market banking divisions and made to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. In accordance with Synovus' uniform lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. Approximately 93% of Synovus' commercial and industrial loans are secured by real estate, business equipment, inventory, and other types of collateral.

At September 30, 2012, $3.88 billion of the total commercial and industrial loans, or 19.7% of the total loan portfolio, represented loans for the purpose of financing owner-occupied properties. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the real estate. These loans are predominately secured by owner-occupied properties and other real estate. Other types of collateral securing these loans consist primarily of marketable equipment, marketable inventory, accounts receivable, equity and debt securities, and time deposits.
Commercial and industrial lending is a key component of Synovus' growth strategy. Synovus has actively invested in additional expertise, product offerings, and product quality to provide its commercial and industrial clients with increased and enhanced product offerings and customer service. In 2011, Synovus formed a senior housing group to focus on building relationships in the commercial banking segment that include Alzheimer's, convalescent, and assisted-living care facilities, as well as nursing homes. In addition, Synovus has expanded its treasury management group and corporate banking initiative as part of an overall commercial banking strategy to provide lending solutions and to connect more commercial banking customers with Synovus' full suite of specialized commercial banking products and services that include private banking, treasury management, asset-based lending, insurance, and wealth management in an effort to strengthen, diversify, and drive growth in Synovus' commercial and industrial loan portfolio. Corporate banking (which consists of loan syndications, senior housing and other corporate business lines) had total loans outstanding (net of existing loans transferred into these business lines) of $1.01 billion at September 30, 2012, and grew approximately $222 million and $553 million from June 30, 2012 and September 30, 2011, respectively.
Commercial Real Estate Loans
Commercial real estate loans consist of investment properties loans, 1-4 family properties loans, and land acquisition loans. Commercial real estate loans are primarily originated through Synovus' local market banking divisions. These loans are subject to the same uniform lending policies referenced above. Total commercial real estate loans, which represent 34.0% of the total loan portfolio at September 30, 2012, were $6.73 billion, a decline of $543.1 million or 10.0% annualized from December 31, 2011 primarily as a result of loan sales and charge-offs, and a decline of $715.3 million or 9.6% from September 30, 2011.
Investment Properties Loans
Total investment properties loans as of September 30, 2012 were $4.39 billion, or 65.3% of the total commercial real estate portfolio and 22.2% of the total loan portfolio, compared to $4.56 billion or 62.7% of the total commercial real estate portfolio, and 22.7% of the total loan portfolio at December 31, 2011. Investment properties loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses, and other commercial development properties. Synovus' investment properties portfolio is well diversified with no concentration by property type, geography (other than the fact that most of these loans are in Synovus' primary market areas of Georgia, Alabama, Tennessee, South Carolina, and Florida), or tenants. These loans have been underwritten with stressed interest rates and vacancies and are generally recourse in nature with short-term maturities (three years or less) allowing for restructuring opportunities that reduce Synovus' overall risk exposure. The investment properties loans are primarily secured by the property being financed by the loans; however, they may also be secured by real estate or other assets beyond the property being financed. Synovus completes semi-annual reviews of all investment properties loans of $1 million or more in order to more closely monitor the performance of the portfolio.
1-4 Family Properties Loans
At September 30, 2012, 1-4 family properties loans totaled $1.43 billion, or 21.2% of the total commercial real estate portfolio and 7.2% of the total loan portfolio, compared to $1.62 billion, or 22.3% of the total commercial real estate portfolio and 8.1% of the total loan portfolio at December 31, 2011. 1-4 family properties loans include construction loans to homebuilders, commercial mortgage loans to real estate investors, and residential development loans to developers and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. Underwriting standards for these types of loans include stricter approval requirements as well as more stringent underwriting standards than current regulatory guidelines. Construction and residential development loans are generally interest-only loans and typically have maturities of three years or less, and 1-4 family rental properties generally have maturities of three to five years, with amortization periods of up to fifteen to twenty years.
Total residential C&D loans (consisting of 1-4 family construction loans and residential development loans) were $520.5 million at September 30, 2012, a decline of 25.2% annualized from December 31, 2011 and a decline of 26.3% from September 30, 2011. The decline was primarily driven by charge-offs and sales of distressed loans; additionally, Synovus is not actively seeking to originate these types of loans.
Land Acquisition Loans
Total land acquisition loans were $909.4 million at September 30, 2012, or 4.6% of the total loan portfolio, a decline of 22.6% annualized from December 31, 2011, primarily as a result of loan sales and charge-offs, and a decline of 18.8% from September 30, 2011. Land acquisition loans are secured by land held for future development, typically in excess of one year. These loans have short-term maturities and are typically unamortized. Land securing these loans is substantially within the Synovus footprint, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the loan to value of the collateral and the capacity of the guarantor(s). Generally, the maximum loan-to-value at the time of origination or refinancing is aligned with regulatory requirements.
The table below presents total residential C&D and land acquisition loans at September 30, 2012 and December 31, 2011.

Total Residential C&D and Land Acquisition Loans	September 30, 2012		December 31, 2011
(dollars in thousands)	Amount	Percent	Amount	Percent
Georgia(1)	$793,279	55.5%	$931,140	53.6%
Florida	204,121	14.3	221,112	12.7
South Carolina	226,314	15.8	319,573	18.4
Tennessee	28,402	2.0	26,987	1.6
Alabama	177,810	12.4	237,940	13.7
Total	$1,429,926	100.0%	$1,736,752	100.0%

(1) Atlanta represents $320.3 million or 22.4% at September 30, 2012 and $397.5 or 22.9% at December 31, 2011.
Retail Loans
Retail loans at September 30, 2012 totaled $3.97 billion, representing 20.1% of the total loan portfolio compared to $3.88 billion, or 19.3% of the total loan portfolio at December 31, 2011and $3.86 billion or 19.2% of the total loan portfolio at September 30, 2011. Total retail loans increased at an annualized rate of 3.1% compared to December 31, 2011 and increased by 2.9% compared to September 30, 2011. Small business loans at September 30, 2012 totaled $444.8 million, an increase of $144.5 million or 64.2% annualized and $174.2 million or 64.4% compared to December 31, 2011 and September 30, 2011, respectively. The increase in small business loans is partially due to a reclassification of loans which are now underwritten using a business credit scoring system and thus is reported as small business loans as a component of retail loans. During the nine months ended September 30, 2012 $39.2 million of these loans were reclassified from the C&I portfolio to retail small business loans. As these small business loans included as a component of commercial and industrial loans are renewed they will be classified as small business loans as a component of retail loans.
The retail loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, HELOCs, credit card, automobile, small business, and other retail loans. The majority of Synovus' retail loans are consumer mortgages and home equity lines secured by first and second liens on residential real estate primarily located in the markets served by Synovus in Georgia, Florida, South Carolina, Alabama, and Tennessee. Credit card loans totaled $257.9 million at September 30, 2012, including $68.9 million of commercial credit card loans. These commercial credit card loans relate to Synovus' commercial and small business customers who utilize corporate credit cards for various business activities. Retail loans are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores (most recently measured in the third quarter of 2012 as of June 30, 2012). Weighted-average FICO scores within the residential real estate portfolio were 757 for HELOC and 736 for consumer mortgages as of June 30, 2012 compared to 758 for HELOC and 744 for consumer mortgages as of June 30, 2011. Conservative debt-to-income ratios (average debt to income ratio of loans originated) were maintained in the third quarter of 2012 at 27.5%, as compared to 29.6% in the third quarter of 2011. Utilization rates (total amount outstanding as a percentage of total available lines) of 61.8% and 61.5% at September 30, 2012 and 2011, respectively, and loan-to-value ratios based upon prudent guidelines were used to ensure consistency with Synovus' overall risk philosophy. Apart from credit card loans and unsecured loans, Synovus does not originate loans with LTV ratios greater than 100% at origination except for infrequent situations provided that certain underwriting requirements are met. Additionally, at origination, loan maturities are determined based on the borrower's ability to repay (cash flow or earning power of the borrower that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions.
Risk levels 1-6 (descending) are assigned based upon a dual risk score matrix. At least annually, the retail loan portfolio data is sent to a consumer credit reporting agency for a refresh of customers' credit scores. The most recent credit score refresh was completed in the third quarter of 2012 as of June 30, 2012. Revolving lines of credit are regularly reviewed for any material change in financial circumstances, and when appropriate, the line of credit may be suspended.
Sub-prime loans are not a part of Synovus' retail lending strategy, and Synovus does not currently develop or offer specific sub-prime, alt-A, no documentation or stated income retail residential real estate loan products. Synovus estimates that, as of September 30, 2012, it has approximately $146 million of retail residential real estate loans (4.9% of the retail portfolio and 0.7%

of the total loan portfolio) that could be considered sub-prime. Synovus makes retail residential real estate lending decisions based upon a number of key credit risk determinants including credit scores, bankruptcy predictor scores, loan-to-value ratios, and debt-to-income ratios. Through its mortgage banking subsidiary, Synovus previously originated Fannie Mae alt-A loans which were generally sold into the secondary market. Synovus no longer originates such loans and as of September 30, 2012 has $1.2 million of such loans remaining on its balance sheet.
Prior to July 2009, Synovus’ loan policy did not specifically prohibit the origination of no documentation or stated income loans as long as such loans were supported by other risk mitigating criteria including, but not limited to, an established banking relationship history, significant cash on deposit, and/or compensating loan-to-value or debt-to-income ratios. Since July 2009, Synovus has continued to refine its retail residential real estate origination policy, and no non-government sponsored limited documentation or stated income loans are permitted to be made unless an exception is granted, and only if supplemented by the mitigating criteria previously noted. While Synovus does not currently offer specific no documentation or stated income retail residential real estate loan products, loans with these characteristics could have been issued under the previous loan policy or as an exception under the current loan policy, primarily to individuals with existing banking relationships. Synovus does not believe it has originated a significant dollar amount of such loans and does not believe that extending such loans has had a significant negative impact on the credit quality of the portfolio.
Monitoring of Collateral
Synovus follows a risk-based approach as it relates to the credit monitoring processes for its loan portfolio. Synovus updates the fair value of the real estate collateral securing collateral-dependent impaired loans each calendar quarter, with appraisals generally received on an annual basis, or sooner if appropriate, from an independent unaffiliated certified or licensed appraiser. Management also considers other factors or recent developments, such as selling costs and anticipated sales values considering management’s plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals. Synovus updates the values of collateral that are in the form of accounts receivable, inventory, equipment, and cash surrender value of life insurance policies at least annually and the values of collateral that are in the form of marketable securities and brokerage accounts at least quarterly.
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
Loan Guarantees
In addition to collateral, Synovus generally requires a guarantee from all principals on all commercial real estate and commercial and industrial lending relationships. Specifically, Synovus generally obtains unlimited guarantees from any entity (e.g., individual, corporation, or partnership) that owns or controls 50% or more of the borrowing entity. Limited guarantees on a pro rata basis are generally required for all 20% or more owners.
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

Other Real Estate
The carrying value of ORE was $189.2 million, $204.2 million, and $239.3 million at September 30, 2012, December 31, 2011, and September 30, 2011, respectively. As of September 30, 2012, the ORE carrying value reflects cumulative write-downs totaling approximately $231 million, or 55% of the related loans' unpaid principal balance. During the nine months ended September 30, 2012 and 2011, $122.1 million and $190.4 million, respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value. During the nine months ended September 30, 2012 and 2011, Synovus recognized foreclosed real estate expense, net, of $55.7 million and $101.7 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and net realized losses resulting from sales transactions totaling $42.7 million and $87.8 million for the nine months ended September 30, 2012 and 2011, respectively.
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
Synovus' objective is to dispose of ORE properties in a timely manner and to maximize net sale proceeds. Synovus has a centralized managed assets division, with the specialized skill set to facilitate this objective. While there is not a defined timeline for their sale, ORE properties are actively marketed through unaffiliated third parties, including real estate brokers and real estate auctioneers. Sales are made on an opportunistic basis, as acceptable buyers and terms are identified. In addition, Synovus may also decide to sell ORE properties in bulk asset sales to unaffiliated third parties, in which case the typical period of marketing the property will likely not occur. In some cases, Synovus is approached by potential buyers of ORE properties or Synovus may contact independent third parties who we believe might have an interest in an ORE property.

Goodwill
    Goodwill is tested for impairment on an annual basis and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is reviewed for impairment annually as of June 30th of each year and at interim periods if indicators of impairment exist. At September 30, 2012 and June 30, 2012, the carrying value of goodwill was $24.4 million, consisting of goodwill associated with two financial management services reporting units; $19.9 million of the goodwill is attributable to a reporting unit that is a provider of investment advisory services. The remaining goodwill of $4.5 million is attributable to the trust services reporting unit.
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

Composition of Deposits
(dollars in thousands)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Non-interest bearing demand deposits	$5,503,288	5,607,680	5,535,844	5,366,868	5,249,335
Interest bearing demand deposits	3,442,746	3,379,220	3,564,409	3,613,060	3,474,852
Money market accounts, excluding brokered deposits	6,650,919	6,777,229	6,770,924	6,542,448	6,753,138
Savings deposits	558,801	554,210	557,524	515,038	522,327
Time deposits, excluding brokered deposits	3,771,117	4,097,834	4,302,292	4,591,164	4,952,144
Brokered deposits	919,959	1,148,892	1,406,709	1,783,174	2,157,631
Total deposits	20,846,830	21,565,065	22,137,702	22,411,752	23,109,427
Core deposits(1)	19,926,871	20,416,173	20,730,993	20,628,578	20,951,796
Core deposits excluding time deposits(1)	$16,155,754	16,318,339	16,428,701	16,037,414	15,999,652

(1) See reconciliation of “Non-GAAP Financial Measures” in this Report.
Total deposits at September 30, 2012 decreased $718.2 million, or 13.2% annualized, from June 30, 2012 and $1.56 billion, or 9.3% annualized, from December 31, 2011. The decline in total deposits was driven primarily by the continued planned reduction of higher-cost brokered deposits and time deposits. Total core deposits excluding time deposits at September 30, 2012 declined $162.6 million, or 4.0% annualized, from June 30, 2012 and grew $118.3 million, or 1.0% annualized, from December 31, 2011. The sequential quarter decrease in core deposits excluding time deposits was primarily due to a $212 million decrease from a planned strategic reduction in a large demand deposit clearing account. The planned strategic reduction in this clearing account was completed during the fourth quarter of 2012 with an additional reduction of approximately $174 million. Non-interest bearing demand deposits as a percentage of total deposits increased to 26.4% at September 30, 2012, from 26.0% at June 30, 2012 and 23.9% at December 31, 2011. See reconciliation of “Non-GAAP Financial Measures” in this Report.
Time deposits of $100,000 and greater at September 30, 2012, June 30, 2012, and December 31, 2011 were $2.82 billion, $3.20 billion, and $4.14 billion respectively, and included brokered time deposits of $742.7 million, $926.2 million, and $1.56 billion, respectively. These larger deposits represented 13.5%, 14.8%, and 18.5% of total deposits at September 30, 2012, June 30, 2012, and December 31, 2011, respectively, and included brokered time deposits which represented 3.6%, 4.3%, and 7.0% of total deposits at September 30, 2012, June 30, 2012, and December 31, 2011, respectively.
At September 30, 2012, brokered deposits represented 4.4% of total deposits compared to 5.3% and 8.0% of total deposits at June 30, 2012 and December 31, 2011, respectively.

Net Interest Income
The following table summarizes the components of net interest income for the nine and three months ended September 30, 2012 and 2011, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

Net Interest Income	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Interest income	$764,140	868,453	247,676	281,970
Taxable-equivalent adjustment	2,340	2,737	761	880
Interest income, taxable equivalent	766,480	871,190	248,437	282,850
Interest expense	117,479	171,455	35,331	53,367
Net interest income, taxable equivalent	$649,001	699,735	213,106	229,483

Non-interest Income
Total non-interest income for the nine and three months ended September 30, 2012 was $233.8 million and $73.2 million, respectively, down 11.9% and 45.1%, respectively, from the same periods in 2011. The decrease from 2011 was primarily due to a decline in net investment securities gains of $33.8 million and $56.2 million for the nine and three months ended September 30, 2012 compared to the same periods in 2011.
New fee income initiatives contributed approximately $3.6 million in additional net core banking fees during the three months ended September 30, 2012 and approximately $5.6 million for the nine months ended September 30, 2012. Future additional rulemaking or further regulatory changes could impact Synovus' ability to execute new strategies.
The following table shows the principal components of non-interest income.

Non-interest Income	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Service charges on deposit accounts	$57,319	59,595	20,404	20,039
Fiduciary and asset management fees	31,966	35,046	10,340	11,631
Brokerage revenue	19,786	19,067	6,844	6,556
Mortgage banking income	23,247	15,469	9,261	7,427
Bankcard fees	23,938	34,344	7,866	11,562
Investment securities gains, net	30,909	64,670	6,656	62,873
Other fee income	14,927	15,643	5,276	5,423
Increase (decrease) in fair value of private equity investments, net	6,428	(941)	(944)	(771)
Other non-interest income	25,329	22,512	7,530	8,652
Total non-interest income	$233,849	265,405	73,233	133,392

Principal Components of Non-interest Income
Service charges on deposit accounts for the nine and three months ended September 30, 2012 were $57.3 million, and $20.4 million, respectively, down 3.8% and up 1.8%, respectively, from the same periods in 2011. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees for the nine and three months ended September 30, 2012 were $27.9 million and $9.6 million, a decrease of $2.1 million, or 6.9%, and $706 thousand, or 6.9%, respectively, from the same periods in 2011. This decrease was due to the continued impact of regulatory changes implemented in 2010 and 2011 as discussed below, as well as a decline in volume. Account analysis fees were $15.2 million and $5.2 million for the nine and three months ended September 30, 2012, respectively, down $1.7 million, or 9.9%, and $222 thousand, or 4.1%, respectively, compared to the same periods in 2011. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $14.2 million and $5.7 million for the nine and three months ended September 30, 2012, respectively, up $1.5 million, or 11.4%, and $1.3 million, or 29.5%, respectively, compared to 2011.

Fiduciary and asset management fees are derived from providing estate administration, employee benefit plan administration, personal trust, corporate trust, corporate bond, investment management and financial planning services. Fiduciary and asset management fees were $32.0 million and $10.3 million for the nine and three months ended September 30, 2012, respectively, down $3.1 million, or 8.8%, and down $1.3 million, or 11.1%, respectively, from the same periods in 2011 due primarily to declines in fees for trust services.
Brokerage revenue was $19.8 million and $6.8 million in the nine and three months ended September 30, 2012, respectively. Brokerage revenue increased $719 thousand or 3.8% for the nine months ended September 30, 2012 and increased $288 thousand or 4.4% compared to the same periods in 2011. Brokerage revenue consists primarily of brokerage commissions.
Mortgage banking income increased $7.8 million, or 50.3%, and $1.8 million, or 24.7% for the nine and three months ended September 30, 2012, respectively, compared to the same periods in 2011. Mortgage production volume was $1.08 billion and $456.8 million for the nine and three months ended September 30, 2012, respectively, an increase of $255.2 million, or 30.8%, and $132.6 million, or 40.9%, respectively, compared to the same periods in 2011.
Bankcard fees decreased $10.4 million, or 30.3%, and $3.7 million, or 32.0% for the nine and three months ended September 30, 2012, respectively, compared to the same periods in 2011. Bankcard fees consist primarily of credit card interchange fees and debit card interchange fees. Debit card interchange fees were $8.6 million, down 57.4%, and $3.1 million, down 54.9% for the nine and three months ended September 30, 2012, respectively, compared to the same periods in 2011. The declines were primarily due to the October 1, 2011 adoption of the Durbin Amendment discussed below. Credit card interchange fees were $15.4 million, up 5.5%, and $5.2 million, up 4.6% for the nine and three months ended September 30, 2012, respectively, compared to the same periods in 2011 primarily due to an increase in transaction volume.
Other fee income includes fees for letters of credit, safe deposit box fees, access fees for automated teller machine use, customer swap dealer fees, and other miscellaneous fee-related income. Other fee income decreased $716 thousand, or 4.6%, and decreased $147 thousand, or 2.7% for the nine and three months ended September 30, 2012, respectively, compared to the same periods in 2011.
The main components of other non-interest income are income from company-owned life insurance policies, insurance commissions, card sponsorship fees, and other miscellaneous items. Other non-interest income increased $2.8 million, or 12.5%, and decreased $1.1 million, or 13.0% for the nine and three months ended September 30, 2012, respectively, compared to the same periods in 2011.
Impact from Regulatory Reform on Fee Income
During 2010 and 2011, regulations that reduce NSF fees and debit card interchange fee income became effective. On August 1, 2010, Regulation E became effective. This regulation limits the ability of a financial institution to assess an overdraft fee for paying automated teller machine and debit card transactions that overdraws a customer’s account unless the customer affirmatively consents, or opts-in, to the institution’s payment of overdrafts for these transactions. Also, on January 19, 2011, Synovus implemented certain processing changes as required by regulatory guidance that resulted in a decrease in NSF fees.
On October 1, 2011, certain provisions of the Dodd-Frank Act became effective. These provisions, commonly referred to as the “Durbin Amendment,” amended the Electronic Fund Transfer Act and required the Board of Governors of the Federal Reserve System to develop rules that implement, among other things, interchange fee restrictions on debit card transactions. Synovus anticipates a reduction of approximately $17 million in debit card interchange fee revenue resulting from these provisions in 2012 (or a reduction of approximately $13 million compared to 2011 revenue). The 2012 projected impact of approximately $13 million is before expense savings related to changes in the debit card program which were implemented during the first quarter of 2012.  Additionally, growth in debit card transactions is expected to partially offset the estimated impact of the regulation on debit card interchange fee revenue.

Non-interest Expense
Non-interest expense for the nine and three months ended September 30, 2012 decreased by $81.8 million, or 11.9%, and $31.1 million, or 14.0%, respectively, from the same periods in 2011. The decline was led by significant declines in foreclosed real estate expenses and restructurings costs. See Note 3 "Restructuring Charges" for more information on restructuring costs incurred in early 2011 related to efficiency initiatives. Core expenses for the nine and three months ended September 30, 2012, which exclude restructuring charges, credit costs, Visa indemnification charges, and a loss from curtailment of a post-retirement defined benefit plan, declined $19.9 million, or 3.7%, and declined $12.3 million, or 6.9%, respectively, from the same periods in 2011. Synovus continues to focus on increasing efficiencies while investing in new technologies and in key talent. See "Non-GAAP Financial Measures" for applicable reconciliation.

The following table summarizes the components of non-interest expense for the nine and three months ended September 30, 2012 and 2011

Non-interest Expense
	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Salaries and other personnel expense	$280,972	278,431	93,177	93,184
Net occupancy and equipment expense	79,512	86,698	26,647	27,981
FDIC insurance and other regulatory fees	37,171	45,826	9,205	15,463
Foreclosed real estate expense, net	55,677	101,716	11,997	37,108
Losses (gains) on other loans held for sale, net	4,005	(2,591)	4,104	(846)
Professional fees	29,270	30,264	10,074	10,135
Data processing expense	25,020	27,225	8,284	9,024
Visa indemnification charges	5,546	96	833	—
Restructuring charges	3,444	30,026	1,192	2,587
Other operating expenses	82,273	86,992	25,979	27,916
Total non-interest expense	$602,890	684,683	191,492	222,552

Total employees were 5,037 at September 30, 2012, down 248, or 4.7%, from 5,285 employees at September 30, 2011.
Net occupancy and equipment expense declined $7.2 million, or 8.3%, and declined $1.3 million, or 4.8% during the nine and three months ended September 30, 2012, respectively, compared to the same periods in 2011 primarily due to savings realized from ongoing efficiency initiatives, including the closing of 36 branches since January 2011.
FDIC insurance costs and other regulatory fees decreased $8.7 million, or 18.9%, and $6.3 million, or 40.5% for the nine and three months ended September 30, 2012, respectively, compared to the same periods in 2011 due to the favorable impact of continuing improved performance at Synovus Bank on the assessment rate and a decline in the assessment base.
Foreclosed real estate costs decreased $46.0 million, or 45.3%, and declined $25.1 million, or 67.7% for the nine and three months ended September 30, 2012, respectively, compared to the same periods in 2011. The decline was largely a result of lower ORE inventory due to a reduction in the level of foreclosures as well as lower charges due to decline in fair value. For further discussion of foreclosed real estate, see the section captioned “Other Real Estate.”
Data processing expense declined $2.2 million, or 8.1%, and declined $740 thousand, or 8.2% during the nine and three months ended September 30, 2012 compared to the same periods in 2011. The decline was primarily driven by renegotiated and/or terminated contracts.
During the nine and three months ended September 30, 2012, Synovus recognized Visa indemnification charges of $5.5 million and $833 thousand, respectively, which are related to Synovus' obligations as a member of the Visa USA network. See Note 11 "Visa Shares and Related Agreement" for further discussion of Visa indemnification charges.

Income Taxes
Income Tax Expense
The table below shows the effective income tax rate for the nine and three months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Income (loss) before income taxes	$103,777	(86,510)	30,514	37,118
Income tax (expense) benefit, gross	(31,979)	40,214	(13,120)	(18,634)
(Increase) decrease in valuation allowance for deferred tax assets	34,372	(41,904)	13,331	11,724
Net income (loss)	$106,170	(88,200)	30,725	30,208
Effective tax rate before valuation allowance	30.82%	46.48%	43.00%	50.20%
Effective tax rate after valuation allowance	(2.31)%	(1.95)%	(0.69)%	18.6%

The total income tax benefit was $2.4 million and $211 thousand for the nine and three months ended September 30, 2012, respectively, compared to a tax expense of $1.7 million and $6.9 million for the nine and three months ended September 30, 2011, respectively.
Synovus expects to be subject to AMT for the year ending December 31, 2012 largely due to statutory limitations on the use of carryover net operating loss benefits. The income tax expense associated with the AMT liability is not expected to be significant.
Deferred Taxes
At September 30, 2012, net deferred tax assets, before the valuation allowance, were $789.0 million compared to $823.6 million at December 31, 2011. $264.1 million of the September 30, 2012 balance was generated from temporary differences relating primarily to the provision for loan losses. This component does not have a set expiration date as the temporary differences have not yet reduced taxable income. The remaining net deferred tax asset balance of $524.9 million relates to federal and state NOLs and tax credit carryforwards that have set expiration dates, typically 15 to 20 years for NOLs and 3 to 10 years for tax credits, from the date they are originally generated.
Synovus assesses its deferred tax asset valuation allowance at each reporting period. The determination of whether a valuation allowance for deferred tax assets is needed is subject to considerable judgment and requires an evaluation of the available positive and negative evidence. Based on the assessment at September 30, 2012 and the weight of all available evidence, management concluded that maintaining the deferred tax asset valuation allowance was appropriate. However, with continued positive improvements in credit quality and with further continuance of profitable operating results, along with appropriate confidence levels and expectations for achieving forecasted profitability and consideration of all other appropriate positive and negative evidence, management currently believes that substantially all of the $787.1 million deferred tax asset valuation allowance may be reversed as early as the end of the fourth quarter of 2012, and should be reversed no later than the end of the second quarter of 2013. Additionally, Synovus currently expects that approximately $30 to $35 million of its net deferred tax assets will expire before they can be realized. The majority of these deferred tax assets relate to state income tax credits that have various expiration dates through the tax year 2017. See “Part II - Item 1A - Risk Factors - Potential future losses may result in an additional valuation allowance in respect of our deferred tax assets. Our ability to reverse any valuation allowance, and recapture the deferred tax asset balance, is subject to considerable judgment and could be adversely impacted by our future performance, as well as any changes in future income tax rates” in this Report.
As of September 30, 2012, Synovus had NOLs for federal income tax purposes of approximately $1.2 billion. If not utilized to reduce taxable income in future periods, these NOLs generally expire in various amounts beginning in 2029 and ending in 2032. Additionally, Synovus has a federal tax credit carryforward of $26.3 million relating primarily to AMT taxes. This credit carryfoward does not have a set expiration date.
The Tax Reform Act of 1986 contains provisions that limit the utilization of NOLs if there has been an “ownership change” as described in Section 382 of the Internal Revenue Code. In general, this would occur if certain ownership changes related to our stock that is held by 5% or greater shareholders exceeds 50% measured over a rolling three year period. In April 2010, Synovus adopted a shareholder rights plan, which provides an economic disincentive for any one person or group acting in concert to become an owner, for relevant tax purposes, of 5% or more of Synovus stock. While adoption of the rights plan should reduce the likelihood that future transactions in our stock will result in an ownership change, there can be no assurance that the Rights Plan will be effective to deter a stockholder from increasing its ownership interests beyond the limits set by the Rights Plan or that an ownership change will not occur in the future. Furthermore, our ability to enter into future transactions may be impaired if such transactions result in an unanticipated “ownership change” under Section 382. If an “ownership change” under Section 382 were to occur, the value of our net operating losses and a portion of the net unrealized built-in losses could be impaired. Because a valuation allowance currently exists for substantially the full amount of our deferred tax assets, no additional charge to earnings would result. However, an “ownership change,” as defined above, could adversely impact our ability to recover the deferred tax asset in the future.
Several recent legislative proposals have each called for lowering the current 35% corporate income tax rate. If the corporate income tax rate is lowered, it would reduce the value of the deferred tax asset that is subject to recovery.

CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus believes that the most relevant way to assess credit quality is through an analysis of key credit quality metrics. This methodology forms the basis for the summary table below and the discussion in the subsequent sections: total credit costs, non-performing assets (NPAs), NPL inflows, asset dispositions, past due loans, TDRs, potential problem loans, net charge-offs, provision for loan losses and allowance for loan losses.
Synovus continuously monitors the credit quality of its loan portfolio and maintains an allowance for loan losses that management believes is sufficient to absorb probable losses inherent in its loan portfolio. While credit costs, NPAs, NPL inflows, and charge-offs remain elevated, most of the overall credit quality measures continued to show improvement during the third quarter of 2012.
The table below includes selected credit quality metrics.

Credit Quality Metrics
(dollars in thousands)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Provision for loan losses	$63,572	44,222	66,049	54,565	102,325
Other credit costs	$22,046	26,119	24,849	35,962	40,211
Total credit costs	$85,618	70,341	90,898	90,527	142,536
Non-performing loans(1)	$700,204	755,161	836,039	883,021	872,074
Impaired loans held for sale(2)	10,019	31,306	18,317	30,156	53,074
Other real estate	189,182	174,941	201,429	204,232	239,255
Non-performing assets(3)	$899,405	961,408	1,055,785	1,117,409	1,164,403
NPL inflows	114,805	124,305	139,588	189,181	221,958
Loans 90 days past due and still accruing	$8,972	5,863	8,388	14,520	26,860
As a % of loans	0.05	0.03	0.04	0.07	0.13
Total past due loans and still accruing	$108,633	91,962	144,794	149,442	199,561
As a % of loans	0.55	0.47	0.73	0.74	0.99
Accruing TDRs	$698,847	687,396	651,239	668,472	640,324
Potential problem commercial loans	597,453	669,164	685,462	779,604	941,883
Net charge-offs	96,493	98,691	94,749	113,454	138,343
Net charge-offs/average loans	1.97	1.99	1.90	2.26	2.72
Allowance for loan losses	420,404	453,325	507,794	536,494	595,383
Allowance for loan losses as a % of loans	2.13	2.30	2.56	2.67	2.96
Non-performing loans as a % of total loans	3.55	3.84	4.21	4.40	4.34
Non-performing assets as a % of total loans, other loans held for sale, and ORE	4.51	4.83	5.26	5.50	5.71
Allowance to non-performing loans	60.04	60.03	60.74	60.76	68.27
Collateral-dependent impaired loans(4)	$470,794	516,038	588,976	620,910	612,445

(1) Allowance and cumulative write-downs on non-performing loans as a percentage of unpaid principal balance at September 30, 2012 was approximately 40% compared to 36% at June 30, 2012.
(2) Represent only impaired loans that have been specifically identified to be sold. Impaired loans held for sale are carried at the lower of cost or fair value, less costs to sell, based primarily on estimated sales proceeds net of selling costs.
(3) Allowance and cumulative write-downs on non-performing assets as a percentage of unpaid principal balance was 42% at September 30, 2012, compared to 45% at June 30, 2012.
(4) Collateral-dependent impaired loans for which there was no associated reserve were $350.1 million at September 30, 2012 and $410.1 million at June 30, 2012.

Total Credit costs
Total credit costs (provision for loan losses plus other credit costs which consist primarily of foreclosed real estate expense, net, provision for losses on unfunded commitments, and charges related to other loans held for sale) for the quarters ended September 30, 2012, June 30, 2012, and September 30, 2011 were $85.6 million, $70.3 million, and $142.5 million, respectively, including provision for loan losses of $63.6 million, $44.2 million, and $102.3 million, respectively, and expenses related to foreclosed real estate of $12.0 million, $20.7 million, and $37.1 million, respectively. Compared to the previous quarter, total credit costs were $15.3 million higher, primarily as a result of a $19.3 million increase in the provision for loan losses. The sequential quarter increase in provision for loan losses was primarily due to an impairment charge on an existing non-performing loan (collateral fair value update), a lower benefit from the update to the loan loss reserve factors, and to a lesser extent, an increase in retail charge-offs, and the overall growth in loans.
Non-performing Assets
Total NPAs were $899.4 million at September 30, 2012, a $62.0 million or 25.7% (annualized) decrease from June 30, 2012 and a $265.0 million or 22.8% decline from September 30, 2011. Non-performing assets, which are at their lowest levels in four years, declined for the tenth consecutive quarter and were primarily impacted by lower NPL inflows, asset dispositions, and charge-offs. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate were 4.51% at September 30, 2012 compared to 4.83% and 5.71% at June 30, 2012 and September 30, 2011, respectively. The total specific reserves, ORE valuation allowances, and cumulative write-downs on NPAs as a percentage of unpaid principal balance related to all NPAs at September 30, 2012 was 42%, compared to 45% at June 30, 2012 and 43% at December 31, 2011.
The following table shows the composition of the loan portfolio and non-performing loans (classified by loan type) as of September 30, 2012.

	September 30, 2012
(dollars in thousands)	Total Loans	% of Total Loans Outstanding	Total Non-performing Loans	%Total Non-performing Loans
Investment properties	$4,390,897	22.2%	114,308	16.3%
1-4 family properties	1,427,250	7.2	133,999	19.1
Land acquisition	909,420	4.6	183,125	26.2
Total commercial real estate	6,727,567	34.0	431,432	61.6
Commercial and industrial loans	9,052,692	45.9	186,724	26.7
Home equity lines	1,572,986	8.0	21,220	3.0
Consumer mortgages	1,399,432	7.1	52,313	7.5
Credit cards	257,922	1.3	—	—
Other retail loans	738,319	3.7	8,515	1.2
Total retail	3,968,659	20.1	82,048	11.7
Deferred fees and costs, net	(17,053)	—	—	—
Total	$19,731,865	100.0%	700,204	100.0%

The following table shows the composition of the non-performing residential C&D and land acquisition loan portfolios as of September 30, 2012. Residential C&D and land acquisition loans were $1.43 billion or 7.2% of total loans at September 30, 2012 compared to $1.55 billion or 7.9% of total loans at June 30, 2012. Non-performing residential C&D and land acquisition loans were $272.0 million or 38.8% of total non-performing loans at September 30, 2012 compared to $315.4 million or 41.8% of total non-performing loans at June 30, 2012, and $373.8 million or 42.3% of total non-performing loans at December 31, 2011.

Nonperforming Residential C&D and Land Acquisition Loans
	September 30, 2012		December 31, 2011
(dollars in thousands)	Amount	Percent	Amount	Percent
Georgia(1)	$154,950	57.0%	$214,852	57.5%
Florida	51,092	18.8	59,898	16.0
South Carolina	41,485	15.2	69,805	18.7
Tennessee	1,003	0.4	3,446	0.9
Alabama	23,491	8.6	25,809	6.9
Total	$272,021	100.0%	$373,810	100.0%

(1) Atlanta represents $94,712 at September 30, 2012 and $130,009 at December 31, 2011.
NPL inflows during the third quarter of 2012 were $114.8 million, down $9.5 million or 7.6% from prior quarter additions of $124.3 million and down $107.2 million or 48.3% from the third quarter of 2011 additions of $222.0 million. NPL inflows declined for the sixth consecutive quarter and were in line with expectations. Over the long term, management expects NPL inflows will continue the downward trend; however, due to the elevated level and composition of the accruing substandard portfolio, along with the overall lower level of inflows, Synovus could experience an increase in NPL inflows in any given quarter. See “Part II - Item 1A - Risk Factors - We will realize additional future losses if our levels of non-performing assets increase and/or if we determine to sell certain non-performing assets and the proceeds we receive are lower than the carrying value of such assets” in this Report.

NPL Inflows by Portfolio Type
	Three Months Ended
(in thousands)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Investment properties	$34,414	36,436	14,418	19,046	31,630
1-4 family properties	19,811	19,562	26,941	39,293	30,163
Land acquisition	16,116	15,114	39,454	27,840	62,856
Total commercial real estate	70,341	71,112	80,813	86,179	124,649
Commercial and industrial	25,062	34,008	38,947	78,089	75,063
Retail	19,402	19,185	19,828	24,913	22,246
Total	$114,805	124,305	139,588	189,181	221,958

Asset Dispositions
In the second quarter of 2009, Synovus began its asset disposition strategy, which centers around disposition of distressed assets, as a proactive measure in managing distressed assets. The asset disposition strategy is still in place today. During the nine and three months ended September 30, 2012, Synovus completed sales of distressed assets with total carrying values of $373.3 million and $110.5 million, respectively. See "Part II - Item 1A - Risk Factors - We will realize additional future losses if our levels of non-performing assets increase and/or if we determine to sell certain non-performing assets and the proceeds we receive are lower than the carrying value of such assets” in this Report.
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
As a percentage of total loans outstanding, loans 90 days past due and still accruing interest were 0.05% and 0.03% at

September 30, 2012 and June 30, 2012, respectively. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments.
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
Concessions provided by Synovus in a TDR are generally made in order to assist borrowers so that debt service is not interrupted and to mitigate the potential for loan losses. A number of factors are reviewed when a loan is renewed, refinanced, or modified, including cash flows, collateral values, guarantees, and loan structures. Concessions are primarily in the form of providing a below market interest rate given the borrower's credit risk to assist the borrower in managing cash flows, an extension of the maturity of the loan generally for less than one year, or a period of time generally less than one year with a reduction of required principal and/or interest payments (e.g., interest only for a period of time). These types of concessions may be made during the term of a loan or upon the maturity of a loan, as a loan renewal. Renewals of loans made to borrowers experiencing financial difficulties are evaluated for TDR designation by determining if concessions are being granted, including consideration of whether the renewed loan has an interest rate that is at market, given the credit risk related to the loan.
Insignificant periods of reduction of principal and/or interest payments, or one time deferrals of 3 months or less, are generally not considered to be financial concessions. Further, it is generally Synovus' practice not to defer principal and/or interest for more than 12 months.
Since 2009, for consumer real estate borrowers experiencing financial difficulties that evidence that current monthly payments are unsustainable, Synovus has been providing through its consumer real estate HAP, a below market interest rate given the borrower's credit risk and/or an extension of the maturity and amortization period beyond loan policy limits for renewed loans. All consumer loans restructured or modified under HAP are TDRs. As of September 30, 2012, there were $24.8 million in accruing TDRs that were part of the HAP program.
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
Accruing TDRs were $698.8 million at September 30, 2012 compared to $687.4 million at June 30, 2012 and $640.3 million at September 30, 2011. At September 30, 2012, the allowance for loan losses allocated to these accruing TDRs was $52.3 million compared to $56.4 million at June 30, 2012 and $68.1 million at September 30, 2011. The allowance for loan losses related to accruing TDRs has declined due to the increased level of pass and special mention accruing TDRs. Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At September 30, 2012, approximately 99% of accruing TDRs were current, and 50.9% or $355.5 million of accruing TDRs were graded as pass (19.4%) or special mention loans (31.5%). At September 30, 2012, troubled debt restructurings (accruing and non-accruing) were $916.9 million, an increase of $9.1million or 1.0% compared to June 30, 2012.

Accruing TDRs by Type
(in thousands)	September 30, 2012	December 31, 2011
Investment properties	$176,157	206,627
1-4 family properties	140,110	134,774
Land acquisition	60,803	81,244
Total commercial real estate	377,070	422,645
Commercial and industrial	266,126	206,446
Home equity lines	6,746	6,740
Consumer mortgages	41,709	31,096
Other retail loans	7,196	1,545
Total retail	55,651	39,381
Total Accruing TDRs	$698,847	668,472

Nonaccruing TDRs by Type
(in thousands)	September 30, 2012	December 31, 2011
Investment properties	$61,745	34,307
1-4 family properties	43,525	51,615
Land acquisition	61,557	51,788
Total commercial real estate	166,827	137,710
Commercial and industrial	41,797	67,714
Home equity lines	1,303	1,802
Consumer mortgages	7,449	6,672
Other retail loans	655	25
Total retail	9,407	8,499
Total Nonaccruing TDRs	$218,031	213,923

Potential Problem Loans
Potential problem loans are defined by management as being certain performing loans with a well-defined weakness where there is known information about possible credit problems of borrowers which causes management to have concerns about the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans consist of commercial substandard accruing loans but exclude loans 90 days past due and still accruing interest and accruing TDRs classified as substandard. Synovus had $597.5 million of potential problem commercial loans at September 30, 2012 compared to $669.2 million and $941.9 million at June 30, 2012 and September 30, 2011, respectively. At September 30, 2012, the allowance for loan losses allocated to these potential problem loans was $73.6 million compared to $81.2 million and $140.4 million at June 30, 2012 and September 30, 2011, respectively. Synovus cannot predict at this time whether these potential problem loans ultimately will become non-performing loans or result in losses.

Potential Problem Commercial Loans
(dollars in thousands)	September 30, 2012	December 31, 2011
Investment properties	$157,964	138,317
1-4 family properties	56,187	109,450
Land acquisition	136,090	169,884
Total commercial real estate	350,241	417,651
Commercial and industrial	247,212	361,953
Total potential problem commercial loans (1)	$597,453	779,604

(1) Potential problem commercial loans consist of commercial substandard accruing loans but exclude loans 90 days past due and still accruing interest and accruing
TDRs classified as substandard.

Special Mention Loans
Special mention loans have potential weaknesses that deserve management's close attention but are not adversely classified and do not expose Synovus to sufficient risk to warrant an adverse classification. At September 30, 2012, there were $1.49 billion of special mention loans ($853.8 million of commercial real estate loans and $640.0 million of commercial and industrial loans) compared to $1.65 billion ($916.9 million of commercial real estate loans and $735.0 million of commercial and industrial loans) at June 30, 2012, a decrease of $158.2 million, or 38.1% (annualized), from the second quarter of 2012. Compared to September 30, 2011, special mention loans have declined by $601.2 million, or 28.7% primarily as a result of downgrades to substandard rating, net payments/payoffs, and upgrades to pass rating.
Net Charge-offs
Net charge-offs for the nine months ended September 30, 2012 were $289.9 million or 1.95% annualized, a decrease of $182.5 million or 38.6% compared to $472.4 million or 3.03% annualized for the nine months ended September 30, 2011, driven by lower impairment charge-offs on existing collateral dependent impaired loans, and lower charge-offs due to a decline in both NPL inflows and asset dispositions. The net charge-off ratio for the three months ended September 30, 2012 was 1.97% annualized, compared to 1.99% annualized and 2.72% annualized for the second quarter of 2012 and the third quarter of 2011, respectively. Net charge-offs for the three months ended September 30, 2012 were $96.5 million, a decrease of $2.2 million from 98.7 million for the second quarter of 2012 and a decrease of $41.9 million or 30.3% from $138.3 million for the third quarter of 2011.
The following tables show net charge-offs by geography and type for the nine and three months ended September 30, 2012 and 2011.

Net Charge-offs by Geography
	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Georgia(1)	$161,412	240,078	48,279	70,673
Florida	68,744	95,080	22,943	25,809
South Carolina	40,448	90,840	20,124	25,393
Alabama	13,071	15,425	3,905	4,733
Tennessee	6,258	30,971	1,242	11,735
Total	$289,933	472,394	96,493	138,343

(1) Atlanta represents $70,910 and $86,846 for the nine months ended September 30, 2012 and 2011, respectively, and $25,585 and $20,957 for the three months ended September 30, 2012 and 2011, respectively.

Net Charge-offs by Loan Type
	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Investment properties	$40,346	120,329	9,937	46,222
1-4 family properties	42,700	101,508	11,088	24,442
Land for future development	69,998	84,654	29,711	36,915
Total commercial real estate	153,044	306,491	50,736	107,579
Commercial and industrial	102,379	111,503	34,690	14,798
Retail	34,510	54,400	11,067	15,966
Total	$289,933	472,394	96,493	138,343

Provision for Loan Losses and Allowance for Loan Losses
The provision for loan losses for the nine months ended September 30, 2012 was $173.8 million, a decrease of $190.4 million or 52.3% compared to the nine months ended September 30, 2011. For the three months ended September 30, 2012, the provision for loan losses was $63.6 million, a decrease of $38.8 million or 37.9% compared to the three months ended September 30, 2011. The allowance for loan losses was $420.4 million or 2.13% of net loans at September 30, 2012 compared to $536.5 million or 2.67% of net loans at December 31, 2011 and $595.4 million or 2.96% of net loans at September 30, 2011. The decline in the provision for loan losses for the nine and three months ended September 30, 2012 as compared to the same periods in 2011 as well as the decline in the allowance for loan losses as compared to September 30, 2011 is primarily due to the continued improvement in credit quality trends, including:

•
Reduced net loan charge-offs by $182.5 million or 38.6% from $472.4 million for the nine months ended September 30, 2011 to $289.9 million for the nine months ended September 30, 2012 while net charge-offs decreased $2.2 million or 2.2% for the three months ended September 30, 2012

•
Reduced NPL inflows by $380.9 million or 50.1% from $759.6 million for the nine months ended September 30, 2011 to $378.7 million for the nine months ended September 30, 2012 while NPL inflows decreased $9.5 million or 7.6% for the three months ended September 30, 2012

•	Reduced loans rated special mention by $601.2 million or 28.7% from $2.09 billion at September 30, 2011 to $1.49 billion at September 30, 2012

•	Reduced loans rated substandard accruing by $410.3 million or 29.8% from $1.38 billion at September 30, 2011 to $965.1 million at September 30, 2012

•	Pass rated loans as a percentage of total loans were 84.0% at September 30, 2012 compared to 78.4% at September 30, 2011
The sequential quarter increase in provision for loan losses was primarily due to an impairment charge on an existing non-performing loan (collateral fair value update), a lower benefit from the update to the loan loss reserve factors, and to a lesser extent, an increase in retail charge-offs, and the overall growth in loans.
The allowance for loan losses to non-performing loans coverage was 60.0% at September 30, 2012 compared to 60.8% and 68.3% at December 31, 2011 and September 30, 2011, respectively. This ratio is impacted by collateral-dependent impaired loans which generally have no allowance for loan losses because the estimated losses on these credits have been charged-off. Therefore, a more meaningful allowance for loan losses coverage ratio is the allowance to non-performing loans excluding collateral-dependent impaired loans for which there is no related allowance for loan losses. This ratio was131.6% at September 30, 2012 compared to 124.0% at December 31, 2011 and 145.12% at September 30, 2011.
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
The following table presents certain ratios used to measure Synovus’ and Synovus Bank's capitalization.

Capital Ratios
(dollars in thousands)	September 30, 2012	December 31, 2011
Tier 1 capital
Synovus Financial Corp.	$2,835,950	2,780,774
Synovus Bank	3,109,832	2,950,329
Tier 1 common equity
Synovus Financial Corp.	1,872,003	1,824,493
Total risk-based capital
Synovus Financial Corp.	3,465,950	3,544,089
Synovus Bank	3,377,787	3,219,480
Tier 1 capital ratio
Synovus Financial Corp.	13.23%	12.94
Synovus Bank	14.59	13.87
Tier 1 common equity ratio
Synovus Financial Corp.	8.73	8.49
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	16.16	16.49
Synovus Bank	15.85	15.14
Leverage ratio
Synovus Financial Corp.	10.97	10.08
Synovus Bank	12.12	10.82
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	7.35%	6.81

(1) See reconciliation of “Non-GAAP Financial Measures” in this Report.
As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. The capital measures used by the federal banking regulators include the total risk-based capital ratio, the Tier 1 risk-based capital ratio, and the leverage ratio. Synovus Bank is a state-chartered bank under the regulations of the GA DBF. Under applicable regulations, Synovus Bank is well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure. However, even if Synovus Bank satisfies all applicable quantitative criteria to be considered well-capitalized, the regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. In June 2010, Synovus Bank entered into a memorandum of understanding with the FDIC and the GA DBF agreeing to maintain a minimum leverage ratio of 8% and a minimum total risk-based capital to risk-weighted assets ratio of 10%. Management believes that, as of September 30, 2012, Synovus and Synovus Bank meet all capital requirements to which they are subject.
As of September 30, 2012, Synovus and Synovus Bank's capital have been favorably impacted by five and six quarters of profitability, respectively. However, Synovus has experienced significant credit losses in recent years, primarily as a result of an extended period of economic downturn impacting all segments of the United States economy. While the level of credit losses has declined significantly from the peak with all key credit quality measures continuing to improve, current levels of credit losses and non-performing assets remain elevated compared to historical levels. The cumulative effect of these credit losses over recent years has negatively impacted Synovus' capital position. As a result, Synovus has completed a number of steps to strengthen its capital position as described below and in Synovus' 2011 Form 10-K. Synovus continuously and actively manages capital, including forecasting and stress testing in line with regulatory guidance issued in May of 2012 for both expected and more adverse economic conditions, and will pursue additional strategies designed to bolster its capital position when and as deemed necessary. If credit losses exceed management's current expectations, they could adversely impact Synovus' capital ratios.
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
In June 2012, the U.S. banking regulatory agencies released three NPRs that will revise regulatory capital rules for U.S. banking organizations and align them with the Basel III capital standards. The NPRs are also designed to comply with various aspects of the Dodd-Frank Act. Two of the NPRs would apply to Synovus and have broad applicability to U.S. banking organizations regardless of size, with the exception of small bank holding companies (assets of less than $500 million). The proposed rules establish more stringent capital standards through more restrictive capital definitions, higher risk-weighted assets, additional capital buffers, and higher requirements for minimum capital ratios. The comment period for the NPRs ended October 22, 2012 with some provisions expected to be effective in 2013. However, most of the significant changes, as proposed, are subject to phase-in periods that generally begin in either 2014 or 2016 and end in 2019. Synovus is currently reviewing the proposed rules and the impact these changes would make to regulatory capital.
Management currently believes, based on internal capital analyses and earnings projections, that Synovus' capital position is adequate to meet current and proposed regulatory minimum capital requirements. However, Synovus continues to actively monitor economic conditions, evolving industry capital standards, and changes in regulatory standards and requirements, and engages in regular discussions with its regulators regarding capital at both Synovus and Synovus Bank. As part of its ongoing management of capital, Synovus will continue to identify, consider, and pursue additional strategic initiatives to bolster its capital position as deemed necessary, including strategies in connection with the future repayment of Synovus' obligations under the CPP. As discussed under the section titled "Income Taxes - Deferred Taxes" in this Report, management currently believes that substantially all of the $787.1 million deferred tax asset valuation allowance may be reversed as early as the end of the fourth quarter of 2012, and should be reversed no later than the end of the second quarter of 2013. Management expects that the reversal of the DTA valuation allowance should position Synovus to repay its CPP obligations as early as the second quarter of 2013, but no later than the fourth quarter of 2013. See “Part II - Item 1A - Risk Factors - 'Potential future losses may result in an additional valuation allowance in respect of our deferred tax assets. Our ability to reverse any valuation allowance, and recapture the deferred tax asset balance, is subject to considerable judgment and could be adversely impacted by our future performance, as well as any changes in future income tax rates' and 'We have not repaid our TARP funds, and regulatory initiatives applicable to financial institutions in general and TARP recipients in particular could adversely impact our ability to attract and retain key employees and pursue business opportunities and could put us at a competitive disadvantage compared to our competitors' ” in this Report.

Dividends
Synovus has historically paid a quarterly cash dividend to the holders of its common stock. Management closely monitors trends and developments in credit quality, liquidity (including dividends from subsidiaries, which are expected to be significantly lower than those received in previous years), financial markets and other economic trends, as well as regulatory requirements regarding the payment of dividends, all of which impact Synovus’ capital position, and will continue to periodically review dividend levels to determine if they are appropriate in light of these factors and the restrictions on payment of dividends described below and on "Part II - Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities - Dividends" of Synovus' 2011 Form 10-K. Synovus' ability to pay dividends is partially dependent upon dividends and distributions that it receives from its bank and non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities. Dividends from subsidiaries in 2009, 2010, and 2011 were significantly lower than those received in previous years. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality and overall financial condition, and Synovus may not receive dividends from Synovus Bank in 2012.
As a result of the MOU described in "Part I - Item 1A - Risk Factors - We are presently subject to, and in the future may become subject to additional, supervisory actions and enhanced regulation that could have a material negative effect on our business, operating flexibility, reputation, financial condition and the value of our Common Stock” of Synovus' 2011 Form 10-K. We are required to inform and consult with the Federal Reserve Board in advance of declaring or paying any future dividends, and the Federal Reserve Board could decide at any time that paying any dividends could be an unsafe or unsound banking practice. In the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has in some cases discouraged payment unless both asset quality and capital are very strong. In addition, pursuant to the terms of the Synovus Bank MOU, Synovus Bank cannot pay any cash dividends without the approval of the FDIC and the Georgia Commissioner. Additionally, Synovus is subject to contractual restrictions that limit its ability to pay dividends if there is an event of default under such contract. In addition, Synovus must seek the Federal Reserve's permission to increase the quarterly dividend on its common stock above $0.01 per common share. Synovus is presently subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on business, operating flexibility, financial condition, and the value of Synovus common stock.
See "Part I - Item 1. Business - Supervision, Regulation and Other Factors - Dividends," "Part I - Item 1A. Risk factors - 'We are presently subject to, and in the future may become subject to, supervisory actions and enhanced regulation that could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our Common Stock' and 'We may be unable to pay dividends on our Common Stock' ” of Synovus' 2011 Form 10-K for additional information regarding dividends on Synovus stock.
Synovus declared and paid dividends of $0.03 per common share and $0.01 per common share for the nine and three months ended September 30, 2012, respectively. Synovus declared and paid dividends of $0.03 per common share and $0.01 per common share for the nine and three months ended September 30, 2011, respectively.
In addition to dividends paid on its common stock, Synovus paid dividends of $36.3 million and $12.1 million to the Treasury on the Series A Preferred Stock during the nine and three months ended September 30, 2012, respectively. Synovus paid dividends of $36.3 million and $12.1 million to the Treasury on the Series A Preferred Stock during the nine and three months ended September 30, 2011, respectively.

Liquidity
Liquidity represents the extent to which Synovus has readily available sources of funding needed to meet the needs of depositors, borrowers and creditors, to support asset growth, and to otherwise sustain the operations of Synovus and Synovus Bank, at a reasonable cost, on a timely basis, and without adverse consequences. The ALCO, operating under liquidity and funding policies approved by the Board of Directors, actively analyzes contractual and anticipated cash flows in order to properly manage Synovus' liquidity position.
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
Synovus Bank also generates liquidity through national deposit markets. Synovus Bank historically has issued long-term certificates of deposit across a broad geographic base to increase liquidity and diversify its funding base. Access to these deposits could become limited if Synovus Bank's asset quality and financial performance were to significantly deteriorate. Synovus Bank has the capability to access funding through its membership in the FHLB System. At September 30, 2012, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.
In addition to bank level liquidity management, Synovus must manage liquidity at the holding company level for various operating needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of general corporate expenses, and the payment of dividends to shareholders. The primary source of liquidity for Synovus is dividends from Synovus Bank, a transaction that is governed by certain rules and regulations of the GA DBF and FDIC. Dividends from Synovus Bank in 2010 were $43.9 million. During 2011, Synovus Bank did not pay dividends to the Parent Company. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality and overall financial condition. Synovus may not receive dividends from Synovus Bank in 2012. See "Part I - Item 1A. Risk Factors - We may be unable to pay dividends on our Common Stock: and "Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results” of Synovus' 2011 Form 10-K. Synovus Bank is currently subject to a MOU that prohibits it from paying any cash dividends to the Parent Company without prior regulatory approval. Additionally, GA DBF rules and related statutes contain restrictions on payments of dividends. See "Part I- Item 1. Business - Supervision, Regulation and Other Factors - Dividends” of Synovus' 2011 Form 10-K. Synovus Bank is currently required to maintain regulatory capital levels in excess of minimum well-capitalized requirements, primarily as a result of non-performing asset levels. Due to these requirements, Synovus could be required to contribute additional capital to Synovus Bank, which could adversely affect liquidity at the Parent Company.
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
Synovus has historically enjoyed a solid reputation in the capital markets and in the past few years has relied on the capital and debt markets to provide needed liquidity resources, including its public offerings completed in September 2009, May 2010 and February 2012. Despite the success of these recent public offerings, in light of the current regulatory environment, and Synovus' financial performance and related credit ratings, there can be no assurance that Synovus would be able to obtain additional new borrowings or issue additional equity on favorable terms, if at all. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of Synovus' 2011 Form 10-K.
Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs through the near future. However, if economic conditions or other factors worsen to a greater degree than the assumptions underlying Synovus' internal financial performance projections, regulatory capital requirements for Synovus or Synovus Bank increase as the result of regulatory directives or otherwise, or Synovus believes it is prudent to enhance current liquidity levels, then Synovus may seek additional liquidity from external sources. See "Part I - Item 1A - Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results” in Synovus' 2011 Form 10-K.

Earning Assets and Sources of Funds
Average total assets for nine months ended September 30, 2012 decreased $2.25 billion, or 7.8%, to $26.54 billion as compared to $28.78 billion for the first nine months of 2011. Average earning assets decreased $2.04 billion, or 7.6%, in the first nine months of 2012 compared to the same period in 2011 and represented 93.0% of average total assets as compared to 92.8% in 2011. The reduction in average earning assets resulted from a $1.41 billion reduction in interest bearing funds at the Federal Reserve Bank and a $904.2 million net decrease in net loans outstanding which were offset in part by a $341.0 million increase in the taxable investment securities portfolio. Average interest bearing liabilities decreased $2.72 billion, or 13%, to $17.91 billion in the first nine months of 2012 compared to the same period in 2011. The decrease in funding sources utilized to support earning assets was driven by a $2.35 billion decrease in time deposits and a $466.3 million decrease in long-term debt.
Net interest income for the nine months ended September 30, 2012 was $646.7 million a decrease of $50.3 million, or 7.2%, compared to $697.0 million for the nine months ended September 30, 2011.
The net interest margin for the nine months ended September 30, 2012 was 3.51% up 1 b.p. from 3.50% for the nine months ended September 30, 2011. Earning asset yields decreased by 21 b.p.s compared to the nine months ended September 30, 2011 while the effective cost of funds decreased by 22 b.p.s. The primary factors negatively impacting earning asset yields were a 139

b.p.s decrease in the yield on taxable investment securities and a 29 b.p.s decline in loan yields. The investment yield decrease was due to significantly lower yields available for the reinvestment of maturing higher yielding securities and the portfolio repositioning primarily completed in the third quarter of 2011. In addition to these factors, higher levels of mortgage prepayment activity resulted in the acceleration of the amortization of mortgage security purchase premiums. Loan yield decreases were primarily driven by downward pricing of maturing and prepaid loans. Earning asset yields were positively impacted by the reduction in low yielding funds held at the Federal Reserve Bank. The effective cost of funds was positively impacted by the downward repricing of maturing certificates of deposit, a decrease in the effective cost of money market and interest-bearing demand deposits, and a deposit mix shift from time deposits to lower-cost core deposits. As compared to the nine months ended September 30, 2011, core certificates of deposit declined by 39 b.p.s and core money market accounts declined by 34 b.p.s.
On a sequential quarter basis, net interest income decreased by $1.0 million and the net interest margin increased by 3 b.p.s to 3.51%. Yields on earning assets decreased 5 b.p.s and the effective cost of funds decreased by 8 b.p. Yields on earnings assets were negatively impacted by a 6 b.p.s decrease in loan yields and a 44 b.p.s decrease in taxable investment security yields. Investment yields were negatively impacted by a significant increase in prepayment activity, which resulted in a higher level of purchased premium amortization. Earning asset yields were positively impacted by a further reduction in low yielding funds held at the Federal Reserve Bank. The effective cost of funds was positively impacted by the downward repricing of core certificates of deposit and core money market accounts, each of which declined by 12 b.p.s and 9 b.p.s, respectively.
Synovus presently anticipates that the net interest margin could potentially experience a modest decline in the fourth quarter of 2012. Earning asset yields are expected to further modestly decline due to current low market yields, runoff of higher yielding assets, and continued higher levels of purchased premium amortization on investment securities. Funding costs are expected to decline, although downward deposit repricing opportunities are becoming more limited. Should the current historically low interest rate environment persist for an extended period of time, further net interest margin pressure could be experienced.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Average Balances, Interest, and Yields	2012			2011
(dollars in thousands) (yields and rates annualized)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Interest Earning Assets
Taxable investment securities (1)	$3,495,838	3,539,376	3,577,026	3,647,459	3,152,589
Yield	1.67%	2.11	2.35	2.59	3.28
Tax-exempt investment securities(1)(3)	$19,503	21,408	23,559	25,566	27,903
Yield (taxable equivalent)	6.47%	6.40	6.36	6.57	6.66
Trading account assets	$12,343	13,647	14,975	19,107	14,601
Yield	8.27%	6.93	7.47	4.87	5.76
Commercial loans(2)(3)	$15,691,881	15,941,719	16,144,615	16,276,207	16,535,371
Yield	4.63%	4.67	4.76	4.82	4.88
Consumer loans(2)	$3,940,000	3,896,941	3,866,084	3,871,393	3,869,698
Yield	4.80%	4.87	4.95	4.95	5.06
Allowance for loan losses	$(446,495)	(498,419)	(529,669)	(587,956)	(632,082)
Loans, net (2)	$19,185,386	19,340,241	19,481,030	19,559,644	19,772,987
Yield	4.79%	4.85	4.94	5.01	5.09
Mortgage loans held for sale	$175,199	90,499	112,040	161,632	91,257
Yield	4.03%	4.99	4.88	4.58	5.74
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	$1,215,743	1,668,814	1,830,295	2,221,728	3,075,470
Yield	0.24%	0.24	0.24	0.24	0.24
Federal Home Loan Bank and Federal Reserve Bank Stock (4)	$53,239	63,665	78,100	84,171	96,442
Yield	1.87%	1.85	1.43	0.93	0.90
Total interest earning assets	$24,157,251	24,737,650	25,117,025	25,719,307	26,231,249
Yield	4.09%	4.14	4.22	4.23	4.28
Interest Bearing Liabilities
Interest bearing demand deposits	$3,344,561	3,404,540	3,540,327	3,457,677	3,302,439
Rate	0.19%	0.22	0.25	0.26	0.3
Money Market accounts	$6,751,607	6,769,037	6,755,769	6,697,334	6,636,751
Rate	0.33%	0.42	0.49	0.57	0.73
Savings deposits	$557,086	557,149	534,118	516,520	521,604
Rate	0.10%	0.11	0.12	0.12	0.13
Time deposits under $100,000	$1,763,864	1,868,348	1,967,084	2,062,171	2,131,453
Rate	0.85%	0.97	1.08	1.17	1.27
Time deposits over $100,000	$2,176,488	2,336,496	2,480,044	2,710,893	2,912,476
Rate	1.11%	1.23	1.33	1.40	1.49
Brokered money market accounts	$186,336	222,916	223,113	236,973	325,002
Rate	0.33%	0.33	0.28	0.27	0.39
Brokered time deposits	$820,908	1,036,521	1,346,868	1,689,538	2,053,811
Rate	1.83%	1.94	1.89	1.87	1.88
Total interest bearing deposits	$15,600,850	16,195,007	16,847,323	17,371,106	17,883,536
Rate	0.54%	0.64	0.73	0.82	0.95
Federal funds purchased and other short-term liabilities	$350,183	368,984	296,018	329,343	368,311
Rate	0.17%	0.18	0.24	0.26	0.28
Long-term debt	$1,372,741	1,326,239	1,386,324	1,443,825	1,693,673
Rate	4.09%	4.34	3.19	2.78	2.45
Total interest bearing liabilities	$17,323,774	17,890,230	18,529,665	19,144,274	19,945,520
Rate	0.81%	0.91	0.90	0.96	1.06
Non-interest bearing demand deposits	$5,560,827	5,606,352	5,397,964	5,413,322	5,175,521
Net interest margin	3.51%	3.48	3.55	3.52	3.47
Taxable equivalent adjustment	$761	780	798	844	880

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

Net Interest Income and Rate/Volume Analysis
The following tables set forth the major components of net interest income and the related annualized yields and rates for the nine and three months ended September 30, 2012 and 2011, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Net Interest Income and Rate/Volume Analysis
	Nine Months Ended September 30,						2012 Compared to 2011
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2012	2011	2012	2011	2012	2011	Volume	Rate
Assets
Interest earning assets:
Taxable loans, net(1)	$19,681,670	$20,755,049	$697,070	$769,917	4.73%	4.96%	$(39,857)	$(32,990)	$(72,847)
Tax-exempt loans, net(1)(2)	144,697	153,710	5,670	6,110	5.23	5.31	(359)	(81)	(440)
Allowance for loan losses	(491,363)	(669,604)
Loans, net	19,335,004	20,239,155	702,740	776,027	4.86	5.15	(40,216)	(33,071)	(73,287)
Investment securities available for sale:
Taxable investment securities	3,537,261	3,196,254	54,012	82,123	2.04	3.44	8,757	(36,868)	(28,111)
Tax-exempt investment securities(2)	21,483	34,405	1,033	1,747	6.41	6.77	(655)	(59)	(714)
Total investment securities	3,558,744	3,230,659	55,045	83,870	2.08	3.47	8,102	(36,927)	(28,825)
Trading account assets	13,650	17,233	770	691	7.52	5.28	(143)	222	79
Interest earning deposits with banks	19,121	24,398	48	104	0.33	0.57	(22)	(34)	(56)
Due from Federal Reserve Bank	1,426,017	2,840,698	2,697	5,363	0.25	0.25	(2,648)	(18)	(2,666)
Federal funds sold and securities purchased under resale agreements	125,181	147,815	99	95	0.11	0.09	(15)	19	4
Federal Home Loan Bank and Federal Reserve Bank stock	64,958	104,035	821	697	1.69	0.89	(261)	385	124
Mortgage loans held for sale	126,093	107,633	4,260	4,343	4.51	5.38	743	(827)	(84)
Total interest earning assets	24,668,768	26,711,626	766,480	871,190	4.15	4.36	(34,460)	(70,251)	(104,711)
Cash and due from banks	447,469	431,313
Premises and equipment, net	480,593	507,847
Other real estate	201,709	268,601
Other assets(3)	738,809	864,498
Total assets	$26,537,348	$28,783,885

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$3,429,498	$3,401,983	5,723	8,042	0.22	0.32	66	(2,385)	(2,319)
Money market accounts	6,969,477	6,867,664	21,393	37,708	0.41	0.73	556	(16,871)	(16,315)
Savings deposits	549,479	511,978	451	526	0.11	0.14	40	(115)	(75)
Time deposits	5,263,700	7,609,925	49,961	91,810	1.27	1.61	(28,279)	(13,570)	(41,849)
Federal funds purchased and securities sold under repurchase agreements	338,438	409,884	505	851	0.20	0.28	(144)	(202)	(346)
Long-term debt	1,361,808	1,828,068	39,446	32,518	3.86	2.35	(8,272)	15,200	6,928
Total interest-bearing liabilities	17,912,400	20,629,502	117,479	171,455	0.88	1.11	(36,033)	(17,943)	(53,976)
Non-interest bearing deposits	5,521,857	4,970,565
Other liabilities	239,019	250,579
Shareholders' equity	2,864,072	2,933,239
Total liabilities and equity	$26,537,348	$28,783,885
Net interest income/margin			649,001	699,735	3.51%	3.50%
Taxable equivalent adjustment			2,340	2,736
Net interest income, actual			$651,341	$702,471			$1,573	$(52,308)	$(50,735)

(1) Average loans are shown net of unearned income. Non-performing loans are included. Interest income includes fees as follows: 2012 - $14.1 million, 2011 - $12.4 million.

(2) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35% in adjusting interest on tax-exempt loans and investment securities to a taxable-
equivalent basis.
(3) Includes average net unrealized gains (losses) on investment securities available for sale of $70.0 million and $107.3 million for the nine months ended September 30, 2012 and
2011, respectively.

Net Interest Income and Rate/Volume Analysis
	Three Months Ended September 30,						2012 Compared to 2011
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2012	2011	2012	2011	2012	2011	Volume	Rate
Assets
Interest earning assets:
Taxable loans, net(1)	$19,488,309	$20,251,765	$228,670	$250,619	4.67%	4.91%	$(9,423)	$(12,526)	$(21,949)
Tax-exempt loans, net(1)(2)	143,572	153,304	1,865	2,059	5.17	5.33	(130)	(64)	(194)
Allowance for loan losses	(446,495)	(632,082)
Loans, net	19,185,386	19,772,987	230,535	252,678	4.79	5.09	(9,553)	(12,590)	(22,143)
Investment securities available for sale:
Taxable investment securities	3,495,838	3,152,589	14,584	26,096	1.67	3.28	2,856	(14,368)	(11,512)
Tax-exempt investment securities(2)	19,503	27,903	316	464	6.47	6.66	(141)	(7)	(148)
Total investment securities	3,515,341	3,180,492	14,900	26,560	1.72	3.35	2,715	(14,375)	(11,660)
Trading account assets	12,343	14,601	255	212	8.27	5.76	(33)	76	43
Interest earning deposits with banks	20,121	26,347	13	7	0.26	0.11	(2)	8	6
Due from Federal Reserve Bank	1,078,661	2,890,058	688	1,839	0.25	0.25	(1,138)	(13)	(1,151)
Federal funds sold and securities purchased under resale agreements	116,961	159,065	34	25	0.12	0.06	(6)	15	9
Federal Home Loan Bank and Federal Reserve Bank stock	53,239	96,442	249	218	1.87	0.90	(98)	129	31
Mortgage loans held for sale	175,199	91,257	1,763	1,310	4.03	5.74	1,211	(759)	452
Total interest earning assets	24,157,251	26,231,249	248,437	282,849	4.09	4.28	(6,904)	(27,509)	(34,413)
Cash and due from banks	438,745	415,521
Premises and equipment, net	476,432	492,753
Other real estate	191,118	255,608
Other assets(3)	723,016	860,432
Total assets	$25,986,562	$28,255,563

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$3,344,561	$3,302,439	1,624	2,469	0.19	0.30	32	(877)	(845)
Money market accounts	6,937,943	6,961,753	5,794	12,476	0.33	0.71	(42)	(6,640)	(6,682)
Savings deposits	557,086	521,604	145	173	0.10	0.13	12	(40)	(28)
Time deposits	4,761,260	7,097,740	13,581	27,536	1.13	1.54	(9,045)	(4,910)	(13,955)
Federal funds purchased and securities sold under repurchase agreements	350,183	368,311	155	256	0.17	0.28	(12)	(89)	(101)
Long-term debt	1,372,741	1,693,673	14,032	10,456	4.09	2.45	(1,993)	5,569	3,576
Total interest-bearing liabilities	17,323,774	19,945,520	35,331	53,366	0.81	1.06	(11,048)	(6,987)	(18,035)
Non-interest bearing deposits	5,560,827	5,175,521
Other liabilities	221,967	247,470
Shareholders' equity	2,879,994	2,887,052
Total liabilities and equity	$25,986,562	$28,255,563
Net interest income/margin			213,107	229,483	3.51%	3.47%
Taxable equivalent adjustment			761	880
Net interest income, actual			$213,868	$230,363			4,144	(20,522)	(16,378)

(1) Average loans are shown net of unearned income. Non-performing loans are included. Interest income includes fees as follows: 2012 - $5.2 million, 2011 - $4.5 million.
(2) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35% in adjusting interest on tax-exempt loans and investment securities to a taxable-
equivalent basis.
(3) Includes average net unrealized gains (losses) on investment securities available for sale of $67.7 million and $122.0 million for the three months ended September 30, 2012 and
2011, respectively.

Market Risk Analysis
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
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0% to 0.25% and the current prime rate of 3.25%. Due to the targeted federal funds rate being at or near 0% at this time, only rising rate scenarios have been modeled. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points to determine the sensitivity of net interest income for the next twelve months. Synovus continues to maintain a modestly asset sensitive position which would be expected to benefit net interest income in a rising interest rate environment. The following table represents the estimated sensitivity of net interest income to these changes in short term interest rates at September 30, 2012, with comparable information for December 31, 2011.

	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)

Change in Short-term Interest Rates (in basis points)	September 30, 2012	December 31, 2011
+200	2.1%	2.7%
+100	1.6	2.0
Flat	—%	—%

Several factors could serve to diminish or eliminate this asset sensitivity. These factors include a higher than projected level of deposit customer migration to higher cost deposits, such as certificates of deposit, which would increase total interest expense and serve to reduce the realized level of asset sensitivity. Another factor which could impact the realized interest rate sensitivity is the repricing behavior of interest bearing non-maturity deposits. Assumptions for repricing are expressed as a beta relative to the change in the prime rate. For instance, a 50% beta would correspond to a deposit rate that would increase 0.5% for every 1% increase in the prime rate. Projected betas for interest bearing non-maturity deposit repricing are a key component of determining the Company's interest rate risk positioning. Should realized betas be higher than projected betas, the expected benefit from higher interest rates would be diminished. The following table presents an example of the potential impact of an increase in repricing betas on Synovus' realized interest rate sensitivity position.

	As of September 30, 2012
Change in Short-term Interest Rates (in basis points)	Base Scenario	15% Increase in Average Repricing Beta
+200	2.1%	1.6%
+100	1.6%	1.0%

While all of the above estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions and their impact on loan and deposit pricing would be expected to have a significant impact on the realized level of net interest income. Actual realized balance sheet growth and mix would also impact the realized level of net interest income.

ADDITIONAL DISCLOSURES
Other Contingencies
Repurchase Obligations for Mortgage Loans Originated for Sale
Financial institutions have experienced a dramatic increase in the number of repurchase demands they received, including from government sponsored enterprises, mortgage insurers, and other purchasers of residential mortgage-backed securitizations, generally due to findings of underwriting deficiencies in the mortgage origination process and in the packaging of mortgages by certain mortgage lenders. Also, foreclosure practices of financial institutions nationwide came under scrutiny due to the discovery of questionable residential foreclosure procedures of certain large financial institutions. The current focus in foreclosure practices of financial institutions nationwide led Synovus to evaluate its foreclosure process related to home equity and consumer mortgage loans within its loan portfolio. Based on information currently available, management believes that it does not have significant exposure to contingent losses that may arise relating to the representations and warranties that it has made in connection with its mortgage loan sales. See "Part I-Item 1A - Risk Factors- We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition" of Synovus’ 2011 Form 10-K.
Residential mortgage loans originated by Synovus Mortgage are sold to third-party GSEs and non-GSE purchasers on a non-recourse basis and on a servicing released basis. These loans are originated and underwritten internally by Synovus personnel and are primarily to borrowers in Synovus’ geographic market footprint.
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
To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with loans originated from 2005 through 2008. From January 1, 2005 through September 30, 2012, Synovus Mortgage originated and sold approximately $6.85 billion of first lien GSE eligible mortgage loans and approximately $3.02 billion of first and second lien non-GSE eligible mortgage loans. The total expense pertaining to losses from repurchases of mortgage loans previously sold, including amounts accrued in accordance with ASC 450, was $6.1 million and $2.0 million for the nine months ended September 30, 2012 and 2011, respectively and $2.5 million and $772 thousand for the three months ended September 30, 2012 and 2011, respectively. The total accrued liability related to mortgage repurchase claims was $5.5 million and $3.3 million, at September 30, 2012 and December 31, 2011, respectively. Synovus Mortgage sold approximately 25% of its loans originated in the 2005 through 2008 period to certain financial institutions who have settled litigation with the GSE who purchased, held and securitized the mortgages. This settlement ultimately limits Synovus' exposure to repurchases and make whole requests during the origination years 2005 through 2008.  Synovus' exposure is further reduced by the limited third party originations during the 2005 through 2008 periods, the origination of loans primarily within Synovus' five state footprint, and the fact that less than 11% of Synovus Mortgage's loan originations were low or no documentation loans.
Mortgage Loan Foreclosure Practices
At September 30, 2012 and December 31, 2011, Synovus had $2.97 billion and $3.03 billion, respectively of home equity and consumer mortgage loans which are secured by first and second liens on residential properties. Of the amounts at September 30, 2012, approximately $417 million and $472 million, respectively, consists of mortgages relating to properties in Florida and South Carolina which are states in which foreclosures proceed through the courts. Of the amounts at December 31, 2011, approximately $406 million and $485 million, respectively, consists of mortgages relating to properties in Florida and South Carolina which are states in which foreclosures proceed through the courts. To date, foreclosure activity in the home equity and consumer mortgage loan portfolio has been low. Any foreclosures on these loans are handled by designated Synovus personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Based on information currently available, management believes that it does not have significant exposure related to our foreclosure practices. See "Part I-Item 1A - Risk Factors- We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition" in Synovus’ 2011 Form 10-K.
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

Non-GAAP Financial Measures
The measures entitled pre-tax, pre-credit costs income; non-interest income excluding investment securities gains, net; core expenses; net sequential quarter loan growth (decline); core deposits; core deposits excluding time deposits; the tangible common equity to tangible assets ratio; tangible book value per common share; and the tangible common equity to risk-weighted assets are not measures recognized under U.S. GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures are income (loss) before income taxes; total non-interest income; total non-interest expense; sequential quarter total loan growth (decline); total deposits, the ratio of total common shareholders’ equity to total assets, book value per common share; and the ratio of total common shareholders’ equity to risk-weighted assets, respectively.
Management uses these non-GAAP financial measures to assess the performance of Synovus’ core business and the strength of its capital position. Synovus believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist investors in evaluating Synovus’ operating results, financial strength and capital position. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures at other companies. Pre-tax, pre-credit costs income is a measure used by management to evaluate core operating results exclusive of credit costs as well as certain non-core income and expenses such as investment securities gains and restructuring charges. Non-interest income excluding investment securities gains, net is a measure used by management to evaluate non-interest income exclusive of net investment securities gains. Core expenses are measures used by management to gage the success of expense management initiatives focused on reducing recurring controllable operating costs. Net sequential quarter loan growth (decline) is a measure used by management to evaluate organic loan growth. Core deposits and core deposits excluding time deposits are measures used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. The tangible book value per common share is a measure used by management and investment analysts to evaluate the fair value of Synovus’ common stock. The tangible common equity to tangible assets ratio and the tangible common equity to risk-weighted assets ratio are used by management and investment analysts to assess the strength of Synovus’ capital position. The computations of these measures are set forth in the table below.

Reconciliation of Non-GAAP Financial Measures
	Nine Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands, except per share data)	2012	2011	2012	2011
Pre-tax, Pre-credit Costs Income
Income (loss) before income taxes	$103,777	(86,510)	30,514	37,118
Add: Provision for loan losses	173,843	364,230	63,572	102,325
Add: Other credit costs (1)	73,014	113,330	22,046	40,211
Add: Restructuring charges	3,444	30,026	1,192	2,587
Add: Visa indemnification charges	5,546	96	833	—
Less: Investment securities gains, net	(30,909)	(64,670)	(6,656)	(62,873)
Less: Loss on curtailment of post-retirement benefit	—	(398)	—	—
Pre-tax, pre-credit costs income	$328,715	356,104	111,501	119,368

Non-interest Income Excluding Investment Securities Gains, Net
Total non-interest income	$233,849	265,405	73,233	133,392
Less: Net investment securities gains	(30,909)	(64,670)	(6,656)	(62,873)
Non-interest income excluding investment securities gains, net	$202,940	200,735	66,577	70,519

Core Expenses
Total non-interest expense	$602,890	684,683	191,492	222,552
Less: Other credit costs(1)	(73,014)	(113,330)	(22,046)	(40,211)
Less: Restructuring charges	(3,444)	(30,026)	(1,192)	(2,587)
Less: Loss on curtailment of post-retirement benefit	—	398	—	—
Less: Visa indemnification charges	(5,546)	(96)	(833)	—
Core expenses	$520,886	541,629	167,421	179,754

(dollars in thousands, except per share data)	September 30, 2012	June 30, 2012	December 31, 2011	September 30, 2011
Net Sequential Quarter Loan Growth (Decline)
Sequential quarter increase (decline) in total loans	$51,738	(163,571)	(22,273)	(402,724)
Add: Transfers to other loans held for sale	712	38,999	3,457	16,004
Add: Foreclosures	42,961	30,087	36,331	57,859
Add: Charge-offs excluding transfers to other loans held for sale and loan sales	74,400	53,075	78,443	87,660
Add: Loan sales	69,752	70,590	70,808	109,140
Net sequential quarter loan growth (decline)	$239,563	29,180	166,766	(132,061)

Core Deposits and Core Deposits Excluding Time Deposits
Total deposits	$20,846,830	21,565,065	22,411,752	23,109,427
Brokered deposits	(919,959)	(1,148,892)	(1,783,174)	(2,157,631)
Core deposits	19,926,871	20,416,173	20,628,578	20,951,796
Time deposits	(3,771,117)	(4,097,834)	(4,591,164)	(4,952,144)
Core deposits excluding time deposits	$16,155,754	16,318,339	16,037,414	15,999,652

Tangible Common Equity Ratios
Total risk-weighted assets	$21,443,178	21,146,174	21,486,822	21,372,114
Total assets	25,764,644	26,294,110	27,162,845	28,253,923
Goodwill	(24,431)	(24,431)	(24,431)	(24,431)
Other intangible assets, net	(5,895)	(6,693)	(8,525)	(9,482)
Tangible assets	$25,734,318	26,262,986	27,129,889	28,220,010

Total shareholders’ equity	$2,875,700	2,853,389	2,827,452	2,829,447
Goodwill	(24,431)	(24,431)	(24,431)	(24,431)
Other intangible assets, net	(5,895)	(6,693)	(8,525)	(9,482)
Cumulative perpetual preferred stock	(954,690)	(952,093)	(947,017)	(944,538)
Tangible common equity	$1,890,684	1,870,172	1,847,479	1,850,996
Tangible equity units	(260,084)	(260,084)	(260,084)	(260,122)
Tangible common equity excluding tangible equity units	$1,630,600	1,610,088	1,587,395	1,590,874
Common shares outstanding	786,576	786,576	785,295	785,280
Book value per common share	$2.11	2.09	2.06	2.07
Tangible book value per common share	2.07	2.05	2.02	2.03
Total shareholders’ equity to total assets ratio	11.16%	10.85	10.41	10.01
Tangible common equity to tangible assets ratio	7.35	7.12	6.81	6.56
Tangible common equity to risk-weighted assets ratio	8.82	8.84	8.60	8.66

(1) Other credit costs consist primarily of foreclosed real estate expense, net, provision for losses on unfunded commitments, and charges related to other loans held for sale.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

ITEM 4 – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, Synovus' disclosure controls and procedures were effective.
Synovus regularly engages in productivity and efficiency initiatives to streamline operations, reduce expenses, and increase revenue. Additionally, investment in new and updated information technology systems has enhanced information gathering and processing capabilities; and allowed management to operate in a more centralized environment for critical processing and monitoring functions. Management of Synovus is responsible for identifying, documenting, and evaluating the adequacy of the design and operation of the controls implemented during each process change described above. There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, Synovus' internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
Synovus and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Synovus and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries and investigations. In the wake of the ongoing financial credit crisis that began in 2007, Synovus, like many other financial institutions, has become the target of numerous legal actions and other proceedings asserting claims for damages and related relief for losses resulting from this crisis. These actions include claims and counterclaims asserted by individual borrowers related to their loans and allegations of violations of state and federal laws and regulations relating to banking practices, including several purported putative class action matters. In addition to actual damages if Synovus does not prevail in any asserted legal action, credit-related litigation could result in additional write-downs or charge-offs of assets, which would adversely affect Synovus' results of operations during the period in which the write-down or charge-off occurred.
Based on our current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, operating results or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations and financial condition for any particular period. For additional information, see Note 13 Legal Proceedings of the Notes to the unaudited interim consolidated financial statements in Part I- Item 1 of this Report, which Note is incorporated in this Part II - Item 1 by this reference.

ITEM 1A – RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the risks discussed in Part I under the caption “Item 1A. Risk Factors” in Synovus' 2011 Form 10-K, which could materially affect our business, financial position, results of operations or cash flows or future results. The risks described in our 2011 Form 10-K are not the only risks facing Synovus. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, results of operations or cash flows or future results.
Other than the risks set forth below, there were no material changes during the period covered by this Report to the risks previously disclosed in Synovus' 2011 Form 10-K.
We will realize additional future losses if our levels of non-performing assets increase and/or if we determine to sell certain non-performing assets and the proceeds we receive are lower than the carrying value of such assets.
In 2009, we announced a strategy to aggressively dispose of distressed assets. During 2009, 2010 and 2011, we completed sales of approximately $1.2 billion, $1.2 billion and $703 million, respectively, of distressed assets, and we sold approximately $373 million of distressed assets during the nine-month period ended September 30, 2012. As a part of our overall continued efforts to reduce distressed assets, we expect that we may continue our sales of distressed assets through the end of 2012 and future periods. The actual volume of our future distressed asset sales, if any, will vary during any particular period, depending upon a variety of factors, including: an increase in the rate of migration of our loans from performing status to distressed status; an increase in the overall level of distressed loans at any given point in time; opportunities to sell such assets on a favorable basis; and further regulatory developments or directives.
We will realize additional future losses if the proceeds we receive upon dispositions of assets are less than the recorded carrying value of such assets, which could adversely affect our results of operations in future periods. Accordingly, we will realize an increased level of credit costs, and possibly losses, in any period during which we determine to dispose of an increased level of distressed assets. Further, the continuing weakness in the residential and commercial real estate markets may negatively impact our ability to dispose of distressed assets, and may result in higher credit losses on sales of distressed assets.
Potential future losses may result in an additional valuation allowance in respect of our deferred tax assets. Our ability to reverse any valuation allowance, and recapture the deferred tax asset balance, is subject to considerable judgment and could be adversely impacted by our future performance, as well as any changes in future income tax rates.
During 2009, Synovus reached a three-year cumulative pre-tax loss position. See Note 25 of Notes to Consolidated Financial Statements in Synovus' 2011 Form 10-K and Note 12 of the Notes to the Unaudited Interim Consolidated Financial Statements in this Report. Under GAAP, cumulative losses in recent years are considered significant negative evidence, which is difficult to overcome, in assessing the realizability, and thus the carrying value of a deferred tax asset. As a result, beginning with the second quarter of 2009, Synovus no longer considers future taxable income in determining the realizability of its deferred tax assets.
With continued positive improvements in credit quality and with further continuance of profitable operating results, along with appropriate confidence levels and expectations for achieving forecasted profitability and consideration of all other appropriate positive and negative evidence, management currently believes that substantially all of the $787.1 million deferred tax asset valuation allowance may be reversed as early as the end of the fourth quarter of 2012, and should be reversed no later than the end of the second quarter of 2013. Additionally, Synovus currently expects that approximately $30 to $35 million of its net deferred tax assets will expire before they can be realized. The majority of these deferred tax assets relate to state income tax credits that have various expiration dates through the tax year 2017. The reversal of the valuation allowance is subject to considerable judgment, and we cannot assure you that the timing of the valuation allowance reversal will not be delayed beyond the second quarter of 2013 if we experience additional losses or further deterioration in credit quality or negative trends in overall credit risk in future periods. Additionally, even after the recovery of the deferred tax asset balance under GAAP, which would immediately benefit our level of capital under GAAP, there will remain limitations on the ability to include the deferred tax assets for regulatory capital purposes. See “Income Tax Expense” under “Part I - Item 2. Management's Discussion and Analysis of Operating Results and Financial Condition” of this Report.
Several recent legislative proposals have each called for lowering the current 35% corporate income tax rate. If the corporate income tax rate is lowered, it would reduce the value of the deferred tax assets that are subject to recovery.
We have not repaid our TARP funds, and regulatory initiatives applicable to financial institutions in general and TARP recipients in particular could adversely impact our ability to attract and retain key employees and pursue business opportunities and could put us at a competitive disadvantage compared to our competitors.
As of September 30, 2012, we have $967.8 million (aggregate liquidation preference) of Series A Preferred Stock issued and outstanding, all of which was issued to the U.S. Treasury under the Capital Purchase Program (the “TARP funds”). We currently have the largest outstanding amount of TARP funds of any financial institution. We continue to actively review and consider strategies for repaying our TARP funds, and we presently intend to identify and pursue one or more of those repayment strategies during 2013.
Our financial success depends upon our ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees from financial institutions and others. Until we repay the TARP funds, we are subject to additional, and possibly changing, regulatory scrutiny and restrictions regarding the compensation of certain executives and associates as established under TARP guidelines. The increased scrutiny and restrictions related to our compensation practices, as well as any negative public attention that we may receive by virtue of our outstanding TARP funds, may adversely impact our ability to recruit, retain and motivate key employees, which in turn may impact our ability to pursue business opportunities and could otherwise materially adversely affect our businesses and results of operations. See “Item 1-Business-“Actions by Federal and State Regulators” and “-Supervision, Regulation and Other Factors” in our 2011 Form 10-K.
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
These restrictions may put us at a competitive disadvantage compared to our competitors that have repaid all TARP funds before us, or who did not receive TARP funds, and with non-financial institutions in terms of attracting and retaining senior level employees. Furthermore, to the extent that our competitors repay their TARP funds before us, our reputation and the public perception of our financial condition may be negatively affected, which could adversely affect our stock price. Finally, if we do not repay our TARP funds before December 19, 2013, the rate of dividends payable on the Series A Preferred Stock will increase to 9% per annum from the current rate of 5% per annum, which could adversely affect our operating results in future periods.

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

SYNOVUS FINANCIAL CORP.

November 9, 2012	By:	/s/ Thomas J. Prescott
Date		Thomas J. Prescott
Executive Vice President and Chief Financial Officer