Form 10-K
period 2012-12-31
SYNOVUS FINANCIAL CORP
filed 2013-03-01
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-K

______________________________
Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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
______________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES ☒  NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒ NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒   NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO ☒
As of June 30, 2012, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $1,446,059,871 based on the closing sale price of $1.98 reported on the New York Stock Exchange on June 29, 2012.
As of February 14, 2013, there were 787,353,704 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2013 (“Proxy Statement”)	Part III

SYNOVUS FINANCIAL CORP.

INDEX OF DEFINED TERMS

2013 Senior Notes – Synovus' outstanding 4.875% Senior Notes due February 15, 2013
2017 Senior Notes - Synovus' outstanding 5.125% Senior Notes due February 15, 2017
2019 Senior Notes – Synovus' outstanding 7.875% Senior Notes due February 15, 2019
ALCO – Synovus' Asset Liability Management Committee
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
BSA/AML – Bank Secrecy Act/Anti-Money Laundering
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

i

DRR – Designated Reserve Ratio
DTA – deferred tax asset
EBITDA – earnings before interest, depreciation and amortization
EESA – Emergency Economic Stabilization Act of 2008
EITF – Emerging Issues Task Force
EL – expected loss
EPS – earnings per share
Exchange Act – Securities Exchange Act of 1934, as amended
FASB – Financial Accounting Standards Board
FDIC – Federal Deposit Insurance Corporation
Federal Reserve Bank – The 12 banks that are the operating arms of the U.S. central bank. They implement the policies of the Federal Reserve Board and also conduct economic research.
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
FHLB – Federal Home Loan Bank
FICO – Fair Isaac Corporation
FIN – Financial Interpretation
FinCEN – The Treasury's financial crimes enforcement network
Financial Stability Plan – A plan established under the EESA which is intended to further stabilize financial institutions and stimulate lending across a broad range of economic sectors
FINRA – Financial Industry Regulatory Authority
FFIEC – Federal Financial Institutions Examination Council
GA DBF – Georgia Department of Banking and Finance
GAAP – Generally Accepted Accounting Principles in the United States of America
GDP – gross domestic product
Georgia Commissioner – Banking Commissioner of the State of Georgia
GSE – government sponsored enterprise
HAP – Home Affordability Program
HELOC – home equity lines of credit
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
PD – probability of default
POS – point-of-sale
RCSA – Risk Control Self-Assessment
Rights Plan – Synovus' Shareholder Rights Plan dated April 26, 2010, as amended
SAB – SEC Staff Accounting Bulletin
SBA – Small Business Administration
SEC – U.S. Securities and Exchange Commission
Securities Act – Securities Act of 1933, as amended
Series A Preferred Stock – Synovus' Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value
Shared Deposit – A deposit product shared by Synovus prior to the Charter Consolidation, which gave its customers the opportunity to access up to $7.5 million in FDIC insurance by spreading deposits across its 30 separately-chartered banks.
Synovus – Synovus Financial Corp.
Synovus Bank – A Georgia state-chartered bank, formerly known as Columbus Bank and Trust Company, and wholly-owned subsidiary of Synovus, through which Synovus conducts its banking operations
Synovus' 2012 Form 10-K – Synovus' Annual Report on Form 10-K for the year ended December 31, 2012
Synovus Mortgage – Synovus Mortgage Corp., a wholly-owned subsidiary of Synovus Bank
Synovus Trust Company, N. A. – a wholly-owned subsidiary of Synovus Bank
TAGP – Transaction Account Guarantee Program
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
UCL – Unfair Competition Law
USA PATRIOT Act – Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism
VIE – variable interest entity, as defined in ASC 810-10
Visa – The Visa U.S.A. Inc. card association or its affiliates, collectively
Visa Class B shares – Class B shares of Common Stock issued by Visa which are subject to restrictions with respect to sale until all of the Covered Litigation has been settled
Visa Derivative – A derivative contract with the purchaser of Visa Class B shares which provides for settlements between the purchaser and Synovus based upon a change in the ratio for conversion of Visa Class B shares into Visa Class A shares
Visa IPO – The IPO of shares of Class A Common Stock by Visa, Inc. on March 25, 2008
Warrant – Issued to the Treasury by Synovus, a warrant to purchase up to 15,510,737 shares of Synovus Common Stock at an initial per share exercise price of $9.36

Part I
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
All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus' use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus' future business and financial performance and/or the performance of the commercial banking industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus' management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to:

(1)	further deterioration in credit quality may result in increased non-performing assets and credit losses, which could adversely impact our capital, financial condition, and results of operations;

(2)	the risk that our allowance for loan losses may prove to be inadequate or may be negatively affected by credit risk exposures;

(3)
further declines in the values of residential and commercial real estate may result in further write-downs of assets and realized losses on disposition of non-performing assets, which may increase credit losses and negatively affect our financial results;

(4)	the risk that we may not realize the expected benefits from our efficiency and growth initiatives, which will negatively affect our future profitability;

(5)
the risks that if economic conditions worsen or regulatory capital rules are modified, or the results of mandated “stress testing” do not satisfy certain criteria, we may be required to undertake additional strategic initiatives to improve our capital position;

(6)
changes in the interest rate environment and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;

(7)
changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, including a further reduction in our credit ratings;

(8)	the impact on our borrowing costs, capital costs and our liquidity due to our status as a non-investment grade issuer and any further adverse changes in our credit ratings;

(9)
restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations or dividend payments on our Common Stock and Series A Preferred Stock and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;

(10)	future availability and cost of additional capital and liquidity on favorable terms, if at all;

(11)
the risk that even though we have reversed substantially all of the deferred tax asset valuation allowance, we may be required to increase the valuation allowance in future periods, or we may not be able to realize the deferred tax assets in the future.

(12)
the risk that we could have an “ownership change” under Section 382 of the IRC, which could impair our ability to timely and fully utilize our net operating losses and built-in losses that may exist when such “ownership change” occurs;

(13)
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

(16)	the risk that we may be unable to pay dividends on our Common Stock;

(17)	the risk that we may be required to make substantial expenditures to keep pace with the rapid technological changes in the financial services market;

(18)	the risk that our enterprise risk management framework may not identify or address risks adequately, which may result in unexpected losses;

(19)
risks related to a failure in or breach of our operational or security systems of our infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks, which could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs or cause losses;

(20)
risks related to our reliance on third parties to provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and risks related to disruptions in service or financial difficulties of a third party vendor;

(21)	the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto;

(22)	the risk that we may be required to record goodwill impairment charges in the future;

(23)	risks related to the loss of customers to alternatives to bank deposits, which could affect our income and force us to rely on relatively more expensive sources of funding;

(24)
risks related to recent and proposed changes in the mortgage banking industry, including the risk that we may be required to repurchase mortgage loans sold to third parties and the impact of the “ability to pay” and “qualified mortgage” rules on our loan origination process and foreclosure proceedings;

(25)	the effects of any damages to Synovus' reputation resulting from developments related to any of the items identified above; and

(26)
other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part I - Item 1A.- Risk Factors" of Synovus' 2012 Form 10-K.

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I - Item 1A. Risk Factors” and other information contained in this Report and our other periodic filings, including quarterly reports on Form 10-Q and current reports on Form 8-K, that we file from time to time with the SEC. All written or oral forward-looking statements that are made by or are attributable to Synovus are expressly qualified by this cautionary notice. You should not place undue reliance on any forward-looking statements since those statements speak only as of the date on which the statements are made. Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of new information or unanticipated events, except as may otherwise be required by law.

ITEM 1. BUSINESS
Overview
General
Synovus Financial Corp. is a financial services company and a registered bank holding company headquartered in Columbus, Georgia. We provide integrated financial services including commercial and retail banking, financial management, insurance and mortgage services to our customers through 29 locally-branded banking divisions of our wholly-owned subsidiary bank, Synovus Bank, and other offices in Georgia, Alabama, South Carolina, Florida and Tennessee.
Our relationship-driven community banking model is built on creating long-term relationships with our customers. This relationship banking approach allows our bankers to serve their customers' individual needs and demonstrates our commitment to the communities in which we operate. We believe that these factors position us to take advantage of future growth opportunities in our existing markets.
We were incorporated under the laws of the State of Georgia in 1972. Our principal executive offices are located at 1111 Bay Avenue, Suite 500, Columbus, Georgia 31901 and our telephone number at that address is (706) 649-2311. Our Common Stock is traded on the New York Stock Exchange under the symbol “SNV.”

2012 Business Highlights

During 2012, Synovus achieved significant accomplishments as we continued to recover from a challenging economy. Our key achievements during 2012 include the following:

•
Continued profitability - We reported net income for the year ended December 31, 2012 of $771.5 million compared to a loss of $118.7 million for the year ended December 31, 2011, and  have now reported six consecutive quarters of profitability.

•
Deferred tax asset valuation allowance reversal - We recorded a $798.7 million income tax benefit driven by the reversal of substantially all of the deferred tax asset valuation allowance in the fourth quarter of 2012. The reversal of the valuation allowance reflects confidence in our ability to generate sufficient levels of future profitability and continued improvement in credit quality. The reversal of the deferred tax asset valuation allowance helped drive our tangible book value per common share from $2.07 per share at the beginning of the fourth quarter of 2012 to $2.95 per share at December 31, 2012. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for further information.

•
Continued improvement in credit metrics - We continued to improve our credit metrics. During 2012, we sold distressed assets with a total carrying value of approximately $918.8 million. Non-performing assets declined 37.1% during the year, with a NPA ratio of 3.57% at December 31, 2012 compared to 5.50% a year ago.  Synovus Bank's classified assets declined $830.5 million or 38.07% during 2012.  In addition, total credit costs declined $135.5 million or 23.8% during the year.

•
Stabilization of loan portfolio - Reported loans declined by $538.1 million or 2.7% from a year ago impacted by loan sales and charge-offs. However, excluding the impact of transfers to loans held for sale, charge-offs, and foreclosures, net loan growth was $588.8 million during 2012, compared to a net loan decline of $370.9 million in 2011. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for further information.

•
Continued focus on expense control - We continued to focus on expense control. Total reported non-interest expenses for 2012 decreased $87.5 million, or 9.7% from 2011 non-interest expenses of $903.8 million. Core expenses decreased $25.1 million, or 3.5% from 2011. This reduction follows a $95.3 million reduction in core expenses for 2011. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for further information.

Our 2012 results have positioned us for TARP repayment, which we expect to occur no later than the fourth quarter of 2013, subject to regulatory approval.
In addition to these steps to improve operating and financial performance, Synovus continued its emphasis on improving the customer experience for retail and commercial customers. In January 2013, Synovus received 21 Customer Service Excellence Awards from the 2012 Greenwich Associates Excellence in Middle Market and Small Business Banking program, including recognition in the categories of overall satisfaction, relationship manager performance, personal banking branch satisfaction and customer service.
Management believes that these accomplishments provide momentum for long-term, sustained profitability and growth in 2013 and future periods.
Additional information relating to our business and our subsidiaries, including a detailed description of our operating results and financial condition for 2012, 2011 and 2010, our loan portfolio (by loan type and geography), our credit metrics and our deposits is contained below and under "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report.
Banking Operations
Synovus conducts its banking operations through Synovus Bank. Synovus Bank is a Georgia state-chartered bank. Synovus Bank operates through 29 locally-branded bank divisions throughout Alabama, Florida, Georgia, South Carolina and Tennessee. Synovus Bank offers commercial banking services and retail banking services. Our commercial banking services include cash management, asset management, capital markets services, institutional trust services and commercial, financial and real estate loans. Our retail banking services include accepting customary types of demand and savings deposits; mortgage, installment and other retail loans; investment and brokerage services; safe deposit services; automated banking services; automated fund transfers; Internet based banking services; and bank credit card services, including MasterCard and Visa services.

As of December 31, 2012, Synovus Bank operated under the following 30 locally-branded bank divisions in the following states:

Table 1 – Bank Divisions	State(s)
CB&T Bank of East Alabama	Alabama
Community Bank & Trust of Southeast Alabama	Alabama
The Bank of Tuscaloosa	Alabama
Sterling Bank	Alabama
First Commercial Bank of Huntsville	Alabama
First Commercial Bank	Alabama
The First Bank of Jasper	Alabama
The Tallahassee State Bank	Florida
Coastal Bank and Trust of Florida	Florida
First Coast Community Bank	Florida
Synovus Bank	Florida
Synovus Bank of Jacksonville	Florida
Columbus Bank and Trust Company	Georgia
Commercial Bank	Georgia
Commercial Bank & Trust Company of Troup County	Georgia
SB&T Bank	Georgia
The Coastal Bank of Georgia	Georgia
First State Bank and Trust Company of Valdosta	Georgia
Bank of Coweta	Georgia
First Community Bank of Tifton	Georgia
CB&T Bank of Middle Georgia	Georgia
Sea Island Bank	Georgia
Citizens First Bank	Georgia
AFB&T	Georgia
Bank of North Georgia	Georgia
Georgia Bank & Trust	Georgia
NBSC	South Carolina
The Bank of Nashville	Tennessee
Trust One Bank	Tennessee
Cohutta Banking Company	Tennessee and Georgia
Effective February 4, 2013, the Bank of Coweta division was consolidated with the Bank of North Georgia division, reducing our number of bank divisions to 29.
The following chart reflects the distribution of our branch locations as of December 31, 2012, in each of the states in which we conduct banking operations:

Table 2 – Bank Branch Locations	Branches
Georgia	124
Alabama	46
South Carolina	42
Florida	52
Tennessee	19
Total	283

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
Lending Activities
Overview
The primary goal of Synovus' lending function is to help clients achieve their financial goals by providing quality loan products that are fair to the client and profitable to Synovus. Management believes that this purpose can best be accomplished by building strong, profitable client relationships over time and maintaining a strong presence and position of influence in the communities Synovus serves. Synovus strives to serve all of its customers with the highest levels of courtesy, respect, gratitude and fairness and deliver its services with unparalleled expertise, efficiency, responsiveness and accuracy. This relationship-based approach to banking enables Synovus' bankers to develop a deep knowledge of Synovus' customers and the markets in which they operate. Synovus has processes to ensure consistency of its lending processes across all of its banking divisions, to maintain strong underwriting criteria to evaluate new loans and loan renewals, and to diversify its loan portfolio in terms of type, industry and geographical concentration. Synovus believes that these measures better position Synovus to meet the credit needs of businesses and consumers in the markets it serves while pursuing a balanced strategy of loan profitability, loan growth and loan quality.
Synovus conducts the majority of its lending activities within the framework of its relationship-based approach to banking, built on creating long-term relationships with its customers. The following tables summarize Synovus' loan portfolio by type and by state at December 31, 2012 and 2011.

Table 3 – Loans by Type	2012		2011
(dollars in thousands)	Total Loans*	%	Total Loans*	%
Investment properties	$4,376,118	22.4%	$4,557,313	22.7
1-4 family properties	1,279,105	6.5	1,618,484	8.1
Land acquisition	794,229	4.1	1,094,821	5.4
Total commercial real estate	6,449,452	33.0	7,270,618	36.2
Commercial and industrial	9,101,514	46.5	8,941,274	44.5
Retail	4,011,097	20.5	3,879,907	19.3
Deferred fees and costs, net	(20,373)	nm	(11,986)	nm
Total loans, net of deferred fees and costs	$19,541,690	100.0%	$20,079,813	100.0%

*Loan balance in each category is net of deferred fees and costs and is expressed as a percentage of total loans, net of deferred fees and costs.
nm = not meaningful

Table 4 – Loans by State	2012		2011
(dollars in thousands)	Total Loans*	As a % of Total Loan Portfolio	Total Loans*	As a % of Total Loan Portfolio
Georgia	$10,028,848	51.3%	$10,666,542	53.1%
Atlanta	3,445,273	17.6	3,597,103	17.9
Florida	2,576,576	13.2	2,603,167	13.0
South Carolina	2,660,020	13.6	2,730,401	13.6
Tennessee	1,026,067	5.3	873,466	4.3
Alabama	3,250,179	16.6	3,206,237	16.0
Consolidated	$19,541,690	100.0%	$20,079,813	100.0%

*Loan balance in each category is net of deferred fees and costs and is expressed as a percentage of total loans, net of deferred fees and costs.
The following discussion describes the underwriting procedures of Synovus’ lending function and presents the principal types of lending conducted by Synovus. The results of Synovus’ lending activities and the relative risk of Synovus’ loan portfolio are discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
Underwriting Approach
Recognizing that its loan portfolio is the primary source of revenue, Synovus' management believes that proper and consistent loan underwriting throughout Synovus' banking divisions is critical to Synovus' long-term financial success. Synovus' underwriting approach is designed to effectively govern the degree of assumed risk and ensure that its credit relationships conform to Synovus' overall risk philosophy. During 2009 and 2010, Synovus transitioned its underwriting standards and key underwriting functions from a decentralized bank-by-bank approach to a more centralized regional approach and, finally, to a centralized organization-wide approach with the completion of the Charter Consolidation. These underwriting standards address collateral requirements; guarantor requirements (including policies on financial statements, tax returns, and limited guarantees); requirements regarding appraisals and their review; loan approval hierarchy; standard consumer and small business credit scoring underwriting criteria (including credit score thresholds, maximum maturity and amortization, loan-to-value limits, global service coverage, and debt to income limits); commercial real estate and C&I underwriting guidelines (including minimum debt service coverage ratio, maximum amortization, minimum equity requirements, maximum loan-to-value ratios); lending limits; and credit approval authorities. Additionally, Synovus has implemented an enhanced loan concentration policy to limit and manage its exposure to certain loan concentrations, including commercial real estate. The enhanced loan concentration policy provides a more detailed program for portfolio risk management and reporting including limits on commercial real estate loans as a percentage of risk-based capital (in the aggregate and by loan type), large borrower concentration limits and monitoring, as well as portfolio mix monitoring. Synovus' underwriting process is structured to require oversight that is proportional to the size and complexity of the lending relationship.
Synovus utilizes a tiered credit approval process requiring larger loans to be approved by more senior bank officers as well as an independent senior credit officer, with the largest loans requiring approval of Synovus Bank's Credit Committee, which is comprised of the Chief Credit Officer, the Chief Banking Officer, the Chief Commercial Banking Officer, and other key executives of Synovus Bank. The centralized underwriting policy and philosophy also provides a structured, conservative approach to lending. For instance, loan-to-value limits on certain credits are lower than regulatory requirements, large borrower concentration limits are explicit, and bank division lending limits are lower than before the credit crisis. Furthermore, Synovus has established across all of its banking divisions more stringent underwriting requirements on certain types of commercial real estate lending, including loans for the purpose of financing shopping centers and hotels.
Prior to 2009, each of our banking divisions had its own underwriting standards. While these separate underwriting standards were generally similar to each other and were all in compliance with regulatory requirements, the transition to uniform underwriting standards emphasizes a one-company view of our operating structure and promotes greater consistency throughout Synovus' underwriting process.
Commercial and Industrial (C&I) Loan Portfolio
The C&I loan portfolio represents the largest category of Synovus' total loan portfolio. Synovus' C&I loan portfolio is currently concentrated on small to middle market commercial and industrial lending disbursed throughout a diverse group of industries in the Southeast, including health care, finance and insurance, manufacturing, construction, real estate leasing and retail trade. The portfolio is relationship focused and, as a result, Synovus' lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. C&I loans are primarily originated through Synovus' local market banking divisions and made to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. At December 31, 2012, 19.4% of Synovus' total C&I loans represented loans for the purpose of financing owner-occupied properties. The primary source of repayment on these C&I loans is revenue generated from products or services offered by the borrower's business. The secondary source of repayment on these C&I loans is the real estate securing such loans. In accordance with Synovus' uniform lending policy, each loan undergoes a detailed underwriting process, which incorporates the uniform underwriting approach, procedures and evaluations described above. Approximately 93% of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral. Total C&I loans at December 31, 2012 were $9.10 billion, or 46.5%, of the total loan portfolio.
C&I lending is a key component of Synovus' growth and diversification strategy (reducing overall concentration in CRE and growing the percentage of C&I loans relative to the total loan portfolio). Synovus has actively invested in additional expertise, product offerings, and product quality to provide its commercial and industrial clients with increased and enhanced product offerings and customer service. Complementing this investment in C&I growth, Synovus' management continues to focus on streamlining and enhancing Synovus' existing product lines, especially for traditional retail, small business and professional services customers.
During 2011, Synovus formed the Corporate Banking Group to complement its core banking talent and further diversify and grow the C&I portfolio.   Loans outstanding from the Corporate Banking Group increased to $1.22 billion at December 31, 2012, compared to $632.7 million at December 31, 2011.  The Corporate Banking Group provides lending solutions to larger corporate clients, and includes specialty units such as syndications and senior housing.  These units partner with Synovus' local bankers to build relationships across the five-state footprint, as well as the southeastern and southwestern United States. To-date, loan syndications consist primarily of loans where Synovus is participating in the credit (versus the lead bank). Senior housing loans are typically extended to borrowers in the assisted living or skilled nursing facilities sectors. The Corporate Banking Group also originates loans and participates in loans to well-capitalized public companies and larger private companies that operate in the five-state footprint as well as other states in the Southeast.
Commercial Real Estate Loan Portfolio
Synovus' commercial real estate loans consist of investment property loans, residential construction and development loans, land acquisition loans, and 1-4 family perm/mini-perm loans. As is the case with Synovus' C&I loans, the commercial real estate loans are primarily originated through Synovus Bank's local market banking divisions. Total commercial real estate loans as of December 31, 2012 were $6.45 billion, or 33.0%, of the total loan portfolio.
Investment Property Loans
Synovus' investment property loans are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Synovus' investment property portfolio is well diversified with no concentration by property type, geography (other than the fact that most of these loans are in Synovus' primary market areas of Georgia, Alabama, Tennessee, South Carolina, and Florida) or tenants. These loans are generally recourse in nature with short-term maturities (3 years or less), allowing for restructuring opportunities which reduces Synovus' overall risk exposure. The investment property loans are primarily secured by the property being financed by the loans; however, they may also be secured by real estate or other assets beyond the property being financed. Investment property loans are subject to the same uniform lending policies and procedures described above, although such loans have historically been underwritten with stressed interest rates and vacancies. All investment property loans of $1 million or more are reviewed quarterly to more closely monitor the performance of the portfolio. Total investment property loans as of December 31, 2012 were $4.38 billion, or 22.4%, of the total portfolio.
Residential Construction and Development and Land Acquisition Loans
The residential construction and development loans and land acquisition loans are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. Although housing and real estate markets in the five southeastern states within Synovus' footprint are showing signs of stabilization, Synovus has actively worked to reduce its exposure (including its exposure in historically high loss markets such as Atlanta) to these types of loans. These loans are generally subject to the same uniform lending policies and procedures described above. Land acquisition loans have a maximum loan-to-value limit which is aligned with regulatory requirements. Synovus has tightened the maximum loan-to-value limit for residential construction and development loans to levels more stringent than the current regulatory guidelines. At December 31, 2012, these loans were approximately $1.21 billion, or 18.7%, of the total commercial real estate loan portfolio, compared to $1.74 billion or 24.0% of the total commercial real estate portfolio at December 31, 2011.

1-4 Family Perm/Mini-Perm Loans
1-4 family perm/mini-perm loans are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. These loans are subject to the same uniform lending policies and procedures described above. Additionally, underwriting standards for these types of loans include stricter approval requirements as well as more stringent underwriting standards than current regulatory guidelines. At December 31, 2012, these loans totaled $865.8 million, or 13.5% of the total commercial real estate portfolio.
Retail Loan Portfolio
Synovus' retail loan portfolio consists of a wide variety of loan products offered through its banking network, including residential mortgages, home equity lines, credit card loans, and other retail loans. These various types of secured and unsecured retail loans are marketed to qualifying existing clients and to other creditworthy candidates in Synovus' market area. The majority of Synovus' retail loans are consumer mortgages secured by first and second liens on residential real estate primarily located in the markets served by Synovus in Georgia, Florida, South Carolina, Alabama, and Tennessee. Total retail loans as of December 31, 2012 were $4.01 billion, or 20.5%, of the total loan portfolio.
In accordance with Synovus' uniform lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight that is proportional to the size and complexity of the lending relationship. Retail loans are subject to the same uniform lending policies referenced above and consist primarily of loans with strong borrower credit scores (most recently measured December 31, 2012 weighted-average FICO scores within the residential real estate portfolio were 757 for HELOC and 735 for Consumer Mortgages), conservative debt-to-income ratios (average debt-to-income ratio of 27.1% at December 31, 2012), utilization rates (total amount outstanding as a percentage of total available lines) of approximately 61.7% at December 31, 2012, and loan-to-value ratios based upon prudent guidelines to ensure consistency with Synovus' overall risk philosophy. Apart from credit card loans and unsecured loans, Synovus does not originate loans with LTV ratios greater than 100% at origination except for infrequent situations provided that certain underwriting requirements are met. Additionally, at origination, loan maturities are determined based on the borrower's ability to repay (cash flow or earning power of the borrower that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions.
Mortgage Banking
Synovus Bank's wholly-owned subsidiary, Synovus Mortgage, originates residential mortgage loans with originations totaling $1.47 billion in 2012. Synovus Mortgage offers various types of fixed- and adjustable-rate loans for the purposes of purchasing, refinancing or constructing residential properties. The originated loans are primarily conforming mortgage loans for owner-occupied properties. Conforming loans are loans that are underwritten in accordance with the underwriting standards set forth by government sponsored entities such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These loans are generally collateralized by one-to-four-family residential real estate properties and are made to borrowers in good credit standing.
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
See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Mortgage Banking” and "Part I - Item 1A. Risk Factors - We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition" of this Report for a more detailed discussion of Synovus' obligations with respect to the mortgage loans it sells to third-party purchasers and Synovus' mortgage loan foreclosure practices and risks related to our mortgage loan operations.

Other Loans Held for Sale Portfolio
With the exception of certain first lien residential mortgage loans, Synovus originates loans with the intent to hold those loans for the foreseeable future. Loans or pools of distressed loans are transferred to the other loans held for sale portfolio when management makes the decision to sell specifically identified loans. The value of the loans or pools of loans is primarily determined by analyzing the underlying collateral of the loan and the anticipated market prices of similar assets less estimated costs to sell. At the time of transfer, if the fair value less selling costs is less than the carrying amount of the specific loans, with such difference generally being attributable to declines in credit quality, the shortfall is recorded as a charge-off against the allowance for loan losses. At December 31, 2012 the carrying value of other loans held for sale was $10.7 million.
Credit Quality
Synovus continuously monitors credit quality and maintains an allowance for loan losses that management believes is sufficient to absorb probable and estimable losses inherent in the loan portfolio. Synovus continues to address problem assets and reduce future exposures through its asset disposition strategy, which centers around the disposition of distressed assets, as a proactive measure in managing the loan portfolio. Subsequent to the implementation of the asset disposition strategy, Synovus entered into the Synovus MOU. The Synovus MOU was in alignment with the existing asset disposition strategy, including managing various asset quality and regulatory capital ratios. The asset disposition program is still in place today. Net charge-offs recorded during the three years ended December 31, 2012 related to this strategy were approximately $694 million. For a more detailed discussion of Synovus' credit quality, see “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Quality” of this Report for further information.
Monitoring of Collateral
Synovus' loan portfolio and the collateral securing such loans is predominately located in a five state market consisting of Georgia, Florida, South Carolina, Alabama, and Tennessee. C&I loans represent 46.5% of the total loan portfolio at December 31, 2012. These loans are predominately secured by owner-occupied and other real estate. Other types of collateral securing these loans consist primarily of marketable equipment, marketable inventory, accounts receivable, equity and debt securities, and time deposits. Total commercial real estate loans represent 33.0% of the total loan portfolio at December 31, 2012. These loans are primarily secured by commercial real estate, including 1-4 family properties, land, and investment properties. The collateral generally consists of the property being financed by the loans; however, collateral may also include real estate or other assets beyond the property being financed. Retail loans at December 31, 2012 totaled $4.01 billion, or 20.5%, of the total loan portfolio. Of this amount, $2.94 billion consists of consumer mortgages secured by first and second liens on residential real estate. Credit card loans represent $263.6 million of this amount and these loans are generally unsecured. Small business loans at December 31, 2012 totaled $516.3 million, an increase of $216.0 million or 71.9% compared to December 31, 2011. The increase in small business loans is partially due to a reclassification of C&I loans which are now underwritten using a business credit scoring system and thus are reported as small business loans, a component of retail loans. During 2012, $58.0 million of these loans were reclassified from the C&I portfolio to retail small business loans. As these small business loans included as a component of commercial and industrial loans are renewed or refinanced, they will be classified as small business loans, a component of retail loans. Other retail loans represent $294.5 million of this amount, and they are primarily secured by collateral consisting of marketable securities, automobiles, time deposits, and cash surrender value of life insurance.
Synovus follows a risk-based approach as it relates to the credit monitoring processes for its loan portfolio. Synovus updates the fair value of the real estate collateral securing collateral-dependent impaired loans each calendar quarter, with appraisals usually received on an annual basis, or sooner if appropriate, from an independent, unaffiliated certified or licensed appraiser. Management also considers other factors or recent developments, such as selling costs and anticipated sales values considering management's plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals. Synovus updates the value of collateral that is in the form of accounts receivable, inventory, equipment, and cash surrender value of life insurance policies at least annually and the value of collateral that is in the form of marketable securities and brokerage accounts at least quarterly.
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
With certain limited exceptions, Synovus seeks performance under guarantees in the event of a borrower’s default. However, due to the recent economic conditions, and based on the fact that a majority of Synovus’ distressed credits are commercial real estate credits, Synovus’ success in recovering amounts due under guarantees has been limited.
Unsecured Loans
At December 31, 2012, Synovus had unsecured loans totaling approximately $888 million, which represents approximately 5% of total loans. This segment of our portfolio includes $263.6 million in credit card loans and approximately $624.2 million in commercial loans to borrowers that are primarily in the manufacturing, insurance, financial services, utilities, and religious organization sectors.
Provision for Loan Losses and Allowance for Loan Losses
Despite credit standards, effective operation of internal controls, and a continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. The provision for loan losses is the charge to operating earnings necessary to maintain an adequate allowance for loan losses. Through the provision for loan losses, Synovus maintains an allowance for losses on loans that management believes is adequate to absorb probable losses inherent within the loan portfolio. However, future additions to the allowance may be necessary based on changes in economic conditions, as well as changes in assumptions regarding a borrower's ability to pay and/or collateral values. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review Synovus Bank's allowance for loan losses. Based on their judgments about information available to them at the time of their examination, such agencies may require Synovus Bank to recognize additions to its allowance for loan losses.
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
See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Quality” of this Report for further information.
Non-performing Assets and Past Due Loans
Non-performing assets consist of loans classified as non-accrual, impaired loans held for sale and real estate acquired through foreclosure. Synovus' management continuously monitors non-performing and past due loans to prevent further deterioration regarding the condition of these loans. In order to reduce non-performing asset levels, Synovus has aggressively disposed of non-performing assets over the last three years. While Synovus still has an elevated level of non-performing assets, Synovus' total non-performing assets at December 31, 2012 were at their lowest level in the last two years.

See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Quality” of this Report for further information.
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
Our investment strategy focuses on the use of the investment securities portfolio to generate interest income and to assist in the management of interest rate risk. Synovus also utilizes a significant portion of its investment portfolio to secure certain deposits and other liabilities requiring collateralization. At December 31, 2012, approximately $2.28 billion of these investment securities were pledged as required collateral for certain deposits, securities sold under repurchase agreements, and payment network arrangements. As such, the investment securities are primarily GSE debentures and mortgage-backed securities issued by GSEs, all of which have a high degree of liquidity and limited credit risk. A mortgage-backed security depends on the underlying pool of mortgage loans to provide a cash flow pass-through of principal and interest. At December 31, 2012, all of the collateralized mortgage obligations and mortgage-backed pass-through securities held by Synovus were issued or backed by federal agencies.
Synovus also holds state and municipal securities and limited equity securities.
Funding Activities
Liquidity represents the extent to which Synovus has readily available sources of funding to meet the needs of depositors, borrowers, and creditors, to support asset growth, and to otherwise sustain operations of Synovus and its subsidiary, Synovus Bank, at a reasonable cost on a timely basis and without adverse consequences. Deposits represent the largest source of funds for lending and investing activities. Scheduled payments, as well as prepayments, and maturities from our loan and investment portfolios also provide a stable source of funds. Additional funding sources which provide liquidity include FHLB advances, brokered deposits and other short-term borrowed funds, as well as through equity and debt issued through the capital markets, including our recent public offerings. Synovus' ALCO, operating under liquidity and funding policies approved by the Board of Directors, actively analyzes contractual and anticipated cash flows in order to properly manage Synovus' liquidity position. Following is a brief description of the various sources of funds used by Synovus. For further discussion relating to Synovus' funding sources, see “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Deposits,” “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 12 - Long-Term Debt and Short-Term Borrowings” of this Report.
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
See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Deposits” of this Report for further information.
Borrowed Funds and Non-Deposit Liquidity
Synovus' ability to borrow funds from non-deposit sources provides additional flexibility in meeting the liquidity needs of Synovus. Synovus generates non-deposit liquidity through maturities and repayments of loans by customers and access to sources of funds other than deposits. Synovus Bank has the capacity to access funding through its membership in the FHLB. At December 31, 2012, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.

In addition to bank level liquidity management, Synovus must manage liquidity at the Parent Company level for various operating needs including capital infusions into subsidiaries, the servicing of debt, the payment of general corporate expenses, and the payment of dividends on our Common Stock and Series A Preferred Stock. The primary source of liquidity for Synovus has historically consisted of dividends from its subsidiaries, including Synovus Bank, which is governed by certain rules and regulations of the GA DBF and the FDIC. Dividends from Synovus Bank in 2010 were $43.9 million. During 2011 and 2012 Synovus Bank did not pay dividends to the Parent Company. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality and overall condition.
Synovus Bank is currently subject to an MOU that prohibits it from paying any cash dividends to Synovus without regulatory approval, and other GA DBF rules and related statutes contain additional restrictions on payments of dividends by Synovus Bank. See "Part I - Item 1 - Supervision, Regulation and Other Factors - Dividends" of this Report for further information.
Synovus expects that it will receive dividends from Synovus Bank during 2013. If Synovus does not receive dividends from Synovus Bank during 2013, Synovus' liquidity could be adversely affected. In particular, failure to receive dividends from Synovus Bank will impair Synovus' ability to repay TARP in full without issuing substantially more debt or equity than it otherwise anticipates will be required. Synovus has historically enjoyed a solid reputation in the capital markets and in the past few years has relied on the capital markets to provide needed liquidity resources, including its public offerings completed in September 2009, May 2010 and February 2012. Despite the success of these public offerings, there can be no assurance that Synovus would be able to obtain additional new borrowings or issue additional equity on favorable terms, if at all. See “Part I - Item 1A. Risk Factors - Our status as a non-investment grade issuer and any further reductions in our credit rating could increase the cost of our funding from the capital market and impact our liquidity" and “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” of this Report for further information.

Enterprise Risk Management
As a financial services organization, Synovus accepts a certain degree of risk with each business decision it makes. Risk management does not eliminate risk, but seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value. Understanding our risks and managing them appropriately can enhance our ability to make better decisions, deliver on objectives, and improve performance. A risk management framework has been established within Synovus, which begins with the Board of Directors, working primarily with the Risk Committee of the Board. The Risk Committee fulfills the overarching oversight role for the risk management process, including approval of risk tolerance levels and risk policies and limits, monitoring key and emerging risks and reviews risk assessments. The Chief Risk Officer reports to the Chief Executive Officer and provides overall vision, direction and leadership regarding our enterprise risk management framework.
The risk management framework includes an Executive Risk Committee, chaired by the Chief Risk Officer that consists of all Synovus' corporate executive officers and the Senior Director of Enterprise Risk. The committee meets regularly to monitor Synovus' key and emerging risks and ensures that these risks are effectively managed and assesses capital relative to the Company's risk appetite. Senior management risk committees oversee the various risk types within the Company as shown below and provide minutes of activities and decisions to the Board of Directors. These committees are responsible for ensuring effective risk measurement and management in their respective areas of authority. The Chief Risk Officer is an active member of each of these management risk committees.

•	ALCO -Interest Rate/Market Risk and Liquidity Risk

•	Credit Risk Committee - Credit Risk

•	Regulatory Compliance Risk Committee - Compliance Risk

•	Operational Risk Committee - Operational Risk

•	Strategic Risk Committee - Reputational Risk, Litigation Risk, and Strategic Risk
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

ALCO
ALCO monitors Synovus' economic, competitive, and regulatory environment and is responsible for measuring, monitoring, and reporting on liquidity and funding risk, interest rate risk, and market risk and has the authority to create policies relative to these risks. ALCO, operating under liquidity and funding policies approved by the Board of Directors, actively analyzes contractual and anticipated cash flows in order to properly manage Synovus' liquidity position. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” and “Item 7A. Qualitative and Quantitative Disclosures about Market Risk” in this Report for further information.

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
The Regional Credit function reports to the Chief Credit Officer, providing independence from the line of business. Regional Credit manages credit activities within each region, underwriting borrowing relationships over certain dollar thresholds, managing small business accounts, jointly approving loans over the banking division's lending authority, and ensuring that loan administration processes for each banking division are sound and appropriate.
MAD was established in 2011 to better execute aggressive resolution strategies for problem credits through workouts, modifications and asset dispositions, allowing lenders to focus on developing new relationships and expand existing relationships. MAD team members possess the specialized skill set to efficiently execute workouts and dispositions.
Synovus has established the ALL Oversight Council to review and approve the adequacy of the allowance and ALL methodology. The ALL Oversight Council includes the Chief Risk Officer, Chief Credit Officer, Chief Financial Officer, Chief Accounting Officer, the Senior Director of Enterprise Risk Management, and the Senior Director of Loan Review. The Council meets at least on a quarterly basis. The allowance adequacy and the ALL methodology are reviewed by the Audit Committee of the Board of Directors on at least a quarterly basis. The Model Risk Management department reviews the ALL methodology on an annual basis and prior to implementation of model changes.
Synovus maintains a centralized Retail Lending Center, reporting to the Chief Community Banking Officer where Consumer loans are centrally processed, scored, and analyzed. This structure enhances the control environment, drives efficiencies, and provides a more consistent overall customer experience.
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
Business Units and Support Functions are accountable for ensuring that the Operational Risk Management Policy is properly communicated and understood within their respective organizational units. Business Units are also responsible for identifying and reporting operational risk trends that require resolution, participating in risk assessments, responding to changes in risk metrics and to implement corrective actions and new risk solutions (policies, technology, process change, personnel).
ORM has developed an array of program tools to assists business units in effectively managing operational risk. The program tools will ensure standardized implementation of the ORM Framework across the enterprise. ORM Program tools include Risk Control Self-Assessment (RCSA), Issue Tracking, Loss Data Management and Incident Response.
Strategic Risk
The Strategic Risk Committee is charged with identifying key strategic risks which might threaten the strategic direction and/or long-term viability of Synovus, bringing those risks to the attention of the appropriate Synovus decision-making body, and ensuring Synovus puts in place activities designed to address those risks. This committee is made up of all members of executive management, who look beyond their functional areas of responsibility and take a holistic view of the organization and the environment in which it operates.
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
As of December 31, 2012, we were the second largest bank holding company headquartered in Georgia, based on assets. Customers for financial services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. Although our market share varies in different markets, we believe that our community-focused relationship banking approach enables us to compete effectively with other banks and thrifts in their relevant market areas.
Employees
As of December 31, 2012, Synovus had 4,963 employees compared to 5,224 employees at December 31, 2011.
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
In addition, the Dodd-Frank Act, which is discussed in greater detail below, established the CFPB, a new federal agency with broad authority to regulate the offering and provision of consumer financial products. Rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act) transferred from the prudential regulators to the CFPB on July 21, 2011. The CFPB has the authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets for compliance with federal consumer laws remains largely with those institutions' primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also has regulatory and examination authority over certain nonbank institutions that offer consumer financial products. The Dodd-Frank Act identifies a number of covered nonbank financial institution, and also authorizes the CFPB to identify additional institutions that will be subject to its jurisdiction.
Permitted Activities
Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5 percent of the voting shares of, any company engaged in the following activities:

•	banking or managing or controlling banks;
•furnishing services to or performing services for our subsidiaries; and
•any activity that the Federal Reserve Board determines to be so closely related to banking as to be a proper incident to the business of banking, including:
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
•acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transaction;
•performing selected insurance underwriting activities;
•providing certain community development activities (such as making investments in projects designed primarily to promote community welfare); and
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
Actions by Federal and State Regulators
Like all bank and financial holding companies, we are regulated extensively under federal and state law. Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, state banking regulators, the Federal Reserve, and separately the FDIC as the insurer of bank deposits, have the authority to compel or restrict certain actions on our part if they determine that we have insufficient capital or other resources, or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, our bank regulators can require us to enter into informal or formal supervisory agreements, including board resolutions, MOUs, written agreements and consent or cease and desist orders, pursuant to which we would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.
During 2009, as a result of losses that we had incurred during the economic downturn and due to our high level of credit losses and non-performing assets incurred, we entered into an MOU with the Federal Reserve Bank of Atlanta and the Georgia Commissioner, pursuant to which we agreed to implement plans that are intended to, among other things, minimize credit losses and reduce the amount of our distressed assets, limit and manage our concentrations in commercial loans, improve our credit risk management and related policies and procedures, address liquidity management and current and future capital requirements, strengthen enterprise risk management practices, and provide for succession planning for key corporate and regional management positions and our board of directors. The MOU also requires that we inform and consult with the Federal Reserve Board prior to declaring and paying any future dividends, and obtain the prior approval of the Federal Reserve Bank of Atlanta and the Georgia Commissioner prior to increasing the quarterly cash dividend on our Common Stock above $0.01 per share.
In addition, Synovus Bank is presently subject to an MOU with the Georgia Commissioner and the FDIC that is substantially similar in substance and scope to the holding company memorandum of understanding described above. The Synovus Bank MOU also requires that Synovus Bank obtain approval from the Georgia Commissioner and the FDIC prior to paying any cash dividends to Synovus and provides that we update our long-term strategic plan to reflect the Charter Consolidation and the various actions we have otherwise agreed to implement under the memorandum of understanding. Also, as a result of recent compliance exams, Synovus Bank entered into an informal written agreement with the FDIC relating to certain compliance matters. Under this agreement, Synovus Bank is required to implement written action plans, policies and procedures to address and remediate identified compliance concerns and furnish written quarterly progress reports to the FDIC.
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
Under the Federal Reserve Board guidance reissued on February 24, 2009, the Federal Reserve may restrict our ability to pay dividends on any class of capital stock or any other Tier 1 capital instrument if we are not deemed to have a strong capital position. In addition, we may have to reduce or eliminate dividends if:

•	our net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;
•our prospective rate of earnings retention is not consistent with the holding company's capital needs and overall current and prospective financial condition; or
•we will not meet, or are in danger of not meeting, the minimum regulatory capital adequacy ratios.
On November 17, 2010, the Federal Reserve Board issued further guidance noting, among other things, that bank holding companies should consult with the Federal Reserve before taking any actions that could result in a diminished capital bases, including increasing dividends.
As a result of the MOU described above and in “Item A. Risk Factors - We presently are subject to, and in the future may become subject to, supervisory actions and enhanced regulation that could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our Common Stock” in this Report, we are required to inform the Federal Reserve Board in advance of declaring or paying any future dividends, and the Federal Reserve Board could decide at any time that paying any dividends on our Common Stock or Series A Preferred Stock could be an unsafe or unsound banking practice.The Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has in some cases discouraged payment unless both asset quality and capital are very strong. In addition, pursuant to the terms of the Synovus Bank MOU, Synovus Bank cannot pay any cash dividends without the approval of the FDIC and the Georgia Commissioner. Additionally, we are subject to contractual restrictions that limit our ability to pay dividends if there is an event of default under such contract.
The primary sources of funds for our payment of dividends to our shareholders are cash on hand and dividends from Synovus Bank and our non-bank subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends that Synovus Bank and our non-banking subsidiaries may pay. Synovus Bank is a Georgia bank. Under the regulations of the GA DBF, a Georgia bank must have approval of the GA DBF to pay cash dividends if, at the time of such payment:

•	the ratio of Tier 1 capital to adjusted total assets is less than 6 percent;
•the aggregate amount of dividends to be declared or anticipated to be declared during the current calendar year exceeds
50 percent of its net after-tax profits for the previous calendar year; or
•its total classified assets in its most recent regulatory examination exceeded 80 percent of its Tier 1 capital plus its allowance for loan losses, as reflected in the examination.

In addition, the Georgia Financial Institutions Code contains restrictions on the ability of a Georgia bank to pay dividends other than from retained earnings without the approval of the GA DBF.
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
See “Part II - Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities - Dividends” and “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Parent Company” of this Report for further information.
Capital
We are required to comply with the capital adequacy standards established by the Federal Reserve Board and our bank subsidiary must comply with similar capital adequacy standards established by the FDIC. As a financial holding company, we and Synovus Bank are required to maintain capital levels required for a well capitalized institution, as defined in “Prompt Corrective Action” below.

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
Tier 1 Capital consists principally of shareholders' equity less any amounts of disallowed deferred tax assets, goodwill, other intangible assets, non-financial equity investments, and other items that are required to be deducted by the Federal Reserve Board. Tier 2 Capital consists principally of perpetual and trust preferred stock that is not eligible to be included as Tier 1 Capital, term subordinated debt, intermediate-term preferred stock and, subject to limitations, general allowances for loan and lease losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics. Average assets for this purpose do not include disallowed deferred tax assets, goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier 1 Capital.
This regulatory capital framework is expected to change in important respects as a result of the Dodd-Frank Act and a separate, international regulatory capital initiative known as “Basel III.” In particular, the Dodd-Frank Act eliminates Tier 1 capital treatment for most trust preferred securities after a three-year phase-in period that begins January 1, 2013. Furthermore, the current risk-based capital guidelines that apply to Synovus and its subsidiary bank are based upon the 1988 capital accord of the BCBS, a committee of central banks and bank supervisors. The Basel I standards to which U.S. banks and bank and financial holding companies are subject were implemented by the Federal Reserve. In 2008, the Federal Reserve began to phase-in capital standards based on the BCBS' second capital accord, referred to as Basel II, for large or “core” international banks (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements. In December 2010, BCBS finalized new regulatory capital standards, known as Basel III and it was anticipated that U.S. regulators would adopt new regulatory capital requirements similar to those proposed by BCBS to be phased in for U.S. financial institutions beginning in 2013. In June of 2012, U.S. banking regulators proposed new standards to implement these capital requirements. However, on November 9, 2012, regulators announced that the implementation of these rules would be delayed and did not provide a specific timeframe for their implementation. These standards, which are aimed at capital reform, seek to further strengthen financial institutions' capital positions by mandating a higher minimum level of common equity to be held, along with a capital conservation buffer to withstand future periods of stress. The Basel III regime does not supplant Basel II, however. The Basel II requirements focus on the appropriate allocation of capital to bank assets based on credit risk. Basel III addresses the quality of capital and introduces new capital requirements but does not purport to overrule the credit risk-based standards of Basel II.
In addition, reflecting the importance that regulators place on managing capital and other risks, on June 16, 2011, the banking agencies also issued proposed guidance on stress testing for banking organizations with more than $10 billion in total consolidated assets. This guidance which was finalized on May 14, 2012, outlines four “high-level” principles for stress testing practices that should be a part of a banking organization's stress-testing framework. Specifically, the guidance calls for the framework to (1) include activities and exercises that are tailored to and sufficiently capture the banking organization's exposures, activities and risks; (2) employ multiple conceptually sound stress testing activities and approaches; (3) be forward-looking and flexible; and (4) be clear, actionable, well-supported, and used in the decision-making process. Moreover, the federal bank regulators have issued a series of guidance and rulemakings applicable to “large banks.” While many of these do not currently apply us due to our asset size, these issuances could impact industry capital standards and practices in many, potentially unforeseeable ways. As of December 31, 2012, our Tier 1 common equity is in excess of the minimum common equity and additional conservation buffer stipulated by these newly proposed requirements. Regardless, complying with these new capital requirements will likely affect our operations, and the extent to which we will be affected will be known with more certainty once additional clarity is provided on the underlying details of these new requirements. These new requirements have been endorsed by the U.S. banking regulators, but have not yet been translated by the regulators into official, final regulations for U.S. financial institutions. It is anticipated that the regulators will adopt new regulatory capital requirements similar to those proposed by the BCBS, and, as noted above, it was anticipated that the new requirements would be phased-in for U.S. financial institutions beginning in 2013. However, on November 9, 2012, U.S. regulators announced that the implementation of rules implementing Basel III would be delayed and regulators have not provided a specific timeframe for their implementation of these requirements. It is widely anticipated that the capital requirements for most bank and financial holding companies, as well as for most insured depository institutions, will increase, although the nature and amounts of the increase have not yet been specified.
We are also subject to new “stress testing” requirements that are designed to require banking organizations to assess the potential impact of different scenarios on their earnings, losses, and capital over a set time period, with consideration given to certain relevant factors, including the organization's condition, risks, exposures, strategies, and activities. Specifically, on October 9, 2012, regulators issued final rules implementing provisions of the Dodd-Frank Act that require banking organizations with total consolidated assets of more than $10 billion but less than $50 billion to conduct annual company-run stress tests, report the results to their primary federal regulator and the Federal Reserve Board, and publish a summary of the results. Among other things, these rules define the term “stress test,” establish stress test methodologies, set forth the form of the report that must be submitted, and require publication of a summary of results. Under the rules, stress tests must be conducted using certain scenarios (baseline, adverse and severely adverse), which the Board will publish by November 15 of each year. These new rules require a banking organization with between $10 and $50 billion in assets to conduct its first stress test using financial statement data as of September 30, 2013 and, to report the results by March 31, 2014. In addition, the rules will require such organizations to begin publicly disclosing a summary of certain stress test results (i.e., results under the “severely adverse” scenario) in 2015 with respect to the stress test conducted in the fall of 2014.
See "Part I - Item 1A. Risk Factors - If economic conditions worsen or regulatory capital rules are modified, we may be required to undertake additional strategic initiatives to improve our capital position" of this Report.

Synovus Bank's Capital Requirements
To be well-capitalized, Synovus Bank must generally maintain a Total Capital (the sum of Tier 1 Capital and Tier 2 Capital) ratio of 10 percent or greater, a Tier 1 Capital ratio of 6 percent or greater, and a leverage ratio of 5 percent or greater. For the purposes of these tests, Tier 1 Capital consists principally of shareholder's equity less any amounts of disallowed deferred tax assets, goodwill and certain core deposit intangibles. Tier 2 Capital consists of non-qualifying preferred stock, certain types of debt and the eligible portion of the allowance for loan losses.
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

Capital Ratios
Certain regulatory capital ratios for Synovus and Synovus Bank as of December 31, 2012 are shown in the following table.

Table 5 – Capital Ratios as of December 31, 2012
	Regulatory Minimums	Regulatory Minimums to be Well- Capitalized	Synovus	Synovus Bank
Tier 1 capital ratio	4.0%	6.0%	13.24%	14.88%
Total risk-based capital ratio	8.0	10.0	16.18	16.14
Leverage ratio	4.0	5.0	11.00	12.41

Synovus Bank is a party to an MOU with the FDIC and the GA DBF and has agreed to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulation as follows: Tier 1 capital to total average assets (leverage ratio) - 8% and total capital to risk-weighted assets (total risk-based capital ratio) - 10%. See “Part I - Item 1A. Risk Factors - We presently are subject to, and in the future may become subject to, supervisory actions and enhanced regulation that could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our Common Stock” of this Report.
See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 14 - Regulatory Capital" of this Report for further information.

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

The regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines after notice and opportunity for hearing or response that the institution (1) is in an unsafe or unsound condition or (2)  has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. Supervisory actions by the appropriate federal banking regulator depend upon an institution's classification within the five categories. Our management believes that we and our bank subsidiary have the requisite capital levels to qualify as well capitalized institutions under the Federal Deposit Insurance Corporation Improvement Act regulations. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 14 - Regulatory Capital" of this Report for further information.
If an institution fails to remain well-capitalized, it will be subject to a variety of enforcement remedies that increase as the capital condition worsens. For instance, the Federal Deposit Insurance Corporation Improvement Act generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized as a result. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Dividends” of this Report for further information. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution's holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
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

Deposit Insurance and Assessments
Deposits at our bank are insured by the DIF as administered by the FDIC, up to the applicable limits established by law. The Dodd-Frank Act amended the statutory regime governing the DIF. Among other things, the Dodd-Frank Act established a minimum DRR of 1.35 percent of estimated insured deposits, required that the fund reserve ratio reach 1.35 percent by September 30, 2020 and directed the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the Dodd-Frank Act requires the assessment base to be an amount equal to the average consolidated total assets of the insured depository institution during the assessment period, minus the sum of the average tangible equity of the insured depository institution during the assessment period and an amount the FDIC determines is necessary to establish assessments consistent with the risk-based assessment system found in the Federal Deposit Insurance Act.
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
In addition, the FDIC collects FICO deposit assessments, which is calculated off of the new assessment base established by the Dodd-Frank Act. FICO assessments are set quarterly, and was .660 (annual) basis points for all four quarters in 2012. Synovus Bank pays the deposit insurance assessment, less offset available by means of prepaid assessment credits, and pays the quarterly FICO assessments.
Notably, the Dodd-Frank Act provided temporary, unlimited deposit insurance for all noninterest-bearing transaction accounts through December 31, 2012. However, as of January 1, 2013 when this provision of the Dodd-Frank Act expired, all of a depositor's accounts at an insured depository institution, including all noninterest-bearing transaction accounts, are insured by the FDIC up to the standard maximum deposit insurance amount ($250,000), for each deposit insurance ownership category. See “Part I -

Item 1A. Risk Factors - Regulation of the financial services industry continues to undergo major changes, and future legislation could increase our cost of doing business or harm our competitive position" of this Report.
On November 12, 2009, the FDIC imposed a requirement on all financial institutions to prepay three years of FDIC insurance premiums. On December 30, 2009, Synovus prepaid $188.9 million of FDIC insurance premiums for the next three years. On December 31, 2012, Synovus' prepaid FDIC insurance premiums totaled approximately $34.4 million.
With respect to brokered deposits, an insured depository institution must be well-capitalized in order to accept, renew or roll over such deposits without FDIC clearance. An adequately capitalized insured depository institution must obtain a waiver from the FDIC in order to accept, renew or roll over brokered deposits. Undercapitalized insured depository institutions generally may not accept, renew or roll over brokered deposits. See the “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Deposits” of this Report for further information.

Dodd-Frank Act; Future Changes to Legal Framework
On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which has and will continue to substantially change the regulatory framework under which we operate. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies. Among the provisions that may affect the operations of Synovus or Synovus Bank are the following:

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

•	Application of new regulatory capital requirements, including changes to leverage and risk-based capital standards and changes to the components of permissible tiered capital.

•	Requirement that the company and its subsidiary bank be well capitalized and well managed in order to engage in activities permitted for financial holding companies.

•	Changes to the assessment base for deposit insurance premiums.

•	Permanently raising the FDIC's standard maximum insurance amount to $250,000.

•	Repeal of the prohibition on the payment of interest on demand deposits, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts.

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

Some of these and other major changes, such as the expiration of the unlimited insurance coverage for noninterest-bearing demand transaction accounts, which occurred on December 31, 2012, could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. Many of these provisions became effective upon enactment of the Dodd-Frank Act, while others are subject to further study, rule-making, and the discretion of regulatory bodies. For example, the Dodd-Frank Act contains provisions (known as the “Volcker Rule”) that are intended to restrict the ability of a bank to engage in proprietary trading that is viewed as risking the financial stability of the institution. “Proprietary trading” is defined in the Dodd-Frank Act to mean engaging as a principal for the trading account of a banking organization or supervised nonbank financial company in any transaction to purchase or sell, or otherwise acquire or dispose of: (1) any security; (2) any derivative; (3) any contract of sale of a commodity for future delivery; (4) any option on any such security, derivative, or contract; or (5) any other security or financial instrument that the federal regulators may determine by regulation. A proposal to implement these restrictions was issued in 2011; however, the statutory deadline for issuing the final rule has passed. It is anticipated that a final version of these rules will be issued in 2013.
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

Consumer Protection Regulations
Retail activities of banks are subject to a variety of statutes and regulations designed to protect consumers, which are enforced at the federal level by the CFPB. Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act and Regulation Z , governing disclosures of credit terms to consumer borrowers;

•
the Home Mortgage Disclosure Act and Regulation C, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act and Regulation B, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act and Regulation V, governing the use and provision of information to consumer reporting agencies;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the guidance of the various federal agencies charged with the responsibility of implementing such federal laws.
Deposit operations also are subject to:

•	the Truth in Savings Act and Regulation DD, which requires disclosure of deposit terms to consumers;

•	Regulation CC, which relates to the availability of deposit funds to consumers;

•
the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services, which the CFPB is in the process of expanding to include a new compliance regime that will govern electronic transfers initiated by consumers in the U.S. to recipients in foreign countries.

Rulemaking authority for these and other consumer financial protection laws transferred from the prudential regulators to the CFPB on July 21, 2011. It is anticipated that many of the foregoing consumer laws and regulations will change as a result of the Dodd-Frank Act and other developments.
For example, the CFPB recently issued rules that are likely to impact our residential mortgage lending practices, and the residential mortgage market generally, including rules that implement the “ability-to-repay” requirement and provide protection from liability for “qualified mortgages,” as required by the Dodd-Frank Act. The ability-to-repay rule, which will take effect on January 10, 2014, requires lenders to consider, among other things, income, employment status, assets, employment, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” The rules define a “qualified mortgage” to have certain specified characteristics, and generally prohibit loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. The rule also establishes general underwriting criteria for qualified mortgages, including that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the borrower have a total debt-to-income ratio that is less than or equal to 43 percent. While “qualified mortgages” will generally be afforded safe harbor status, a rebuttable presumption of compliance will attach to mortgages that also meet the definition of a “higher priced mortgage” (which are generally subprime loans). As the definition of “qualified mortgage” provides either a safe harbor or a rebuttable presumption of compliance with the ability-to-repay requirement, the definition is expected to establish the parameters for the majority of consumer mortgage lending in the U.S.
Reflecting the CFPB's focus on the residential mortgage lending market, the CFPB also recently issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) and has proposed, but not finalized, integrated mortgage disclosure rules that will replace and combine certain existing requirements under the Truth in Lending Act and Real Estate Settlement Procedures Act.
In addition, there are a number of significant consumer protection standards that apply to functional areas of operation (rather than applying only to loan or deposit products). For example, in June 2010, the Federal Reserve issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The Federal Reserve and FDIC also recently enacted consumer protection regulations related to automated overdraft payment programs offered by financial institutions. The FDIC has also issued rules aimed at protecting consumer in connection with retail foreign exchange transactions. In recent years, the Federal Reserve and CFPB have made a number of changes to Regulation E. Among these changes is the November 2009 amendment, which prohibits financial institutions, including Synovus Bank, from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Regulation E amendments also require financial institutions to provide consumers with a notice that explains the financial institution's overdraft services, including the fees associated with the service and the consumer's choices. The amendments to Regulation E became effective on August 1, 2010.
In November 2010, the FDIC supplemented the Regulation E amendments by requiring FDIC-supervised institutions, including Synovus Bank, to implement additional changes relating to automated overdraft payment programs by July 1, 2011. The most significant of these changes require financial institutions to monitor overdraft payment programs for “excessive or chronic” customer use and undertake “meaningful and effective” follow-up action with customers that overdraw their accounts more than six times during a rolling 12-month period. The additional guidance also imposes daily limits on overdraft charges, requires institutions to review and modify check-clearing procedures, prominently distinguish account balances from available overdraft coverage amounts and requires increased board and management oversight regarding overdraft payment programs. The CFPB has also amended Regulation E to establish rules for a new category of consumer-initiated electronic transfers known as “remittance transfers,” which will require financial institutions to provide consumers that transfer funds to overseas recipients with detailed disclosures and to meet other requirements.
In addition, it is anticipated that the CFPB will engage in numerous other rulemakings in the near term that may impact our business, as the CFPB has indicated that, in addition to specific statutory mandates, it is working on a wide range of initiatives to address issues in markets for consumer financial products and services. For example, the CFPB has recently requested comments regarding an effort to “streamline” consumer regulations. and has established a database to collect, track and make public consumer complaints, including complaints against individual financial institutions. We cannot predict the effect that being regulated by a new, additional regulatory authority focused on consumer financial protection, or any new implementing regulations or revisions to existing regulations that may result from the establishment of this new authority, will have on Synovus' businesses. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect Synovus' business, financial condition or results of operations. See “Part 1 - Item 1A. Risk Factors - Regulation of the financial services industry continues to undergo major changes, and future legislation could increase our cost of doing business or harm our competitive position” of this Report.
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
The USA PATRIOT Act amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. The statute also creates enhanced information collection tools and enforcement mechanics for the U.S. government, including: (1) requiring standards for verifying customer identification at account opening; (2) promulgating rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (3) requiring reports by nonfinancial trades and businesses filed with FinCEN for transactions exceeding $10,000; and (4) mandating the filing of suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations. The statute also requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.
The Federal Bureau of Investigation may send bank regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. Our banks can be requested to search their records for any relationships or transactions with persons on those lists and may be required to report any identified relationships or transactions. Furthermore, OFAC, is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must freeze such account, file a suspicious activity report and notify the appropriate authorities.
Bank regulators routinely examine institutions for compliance with these anti-money laundering obligations and recently have been active in imposing “cease and desist” and other regulatory orders and money penalty sanctions against institutions found to be in violation of these requirements. In addition, FinCEN is in the process of establishing new regulations that would require financial institutions to obtain beneficial ownership information for certain accounts, however, it has yet to establish final regulations on this topic.

Commitments to Synovus Bank
Under the Federal Reserve Board's policy, we are expected to serve as a source of financial strength to Synovus Bank and to commit resources to support Synovus Bank in circumstances when we might not do so absent such policy. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary. Further, the Federal Reserve Board has discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that any such divestiture may aid the depository institution's financial condition. In addition, any loans by us to Synovus Bank would be subordinate in right of payment to depositors and to certain other indebtedness of the bank. Notably, the Dodd-Frank Act codified the Federal Reserve's “source of strength” doctrine; this statutory change became effective July 21, 2011. In addition to the foregoing requirements, the Dodd-Frank Act's new provisions authorize the Federal Reserve to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company's compliance with these obligations. As of the date of this Report, the Federal Reserve and other federal banking regulators have not yet issued rules implementing this requirement, though it is understood that regulators are engaged in a joint effort to produce these rules.
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

Transactions with Affiliates and Insiders
A variety of legal limitations restrict Synovus Bank from lending or otherwise supplying funds or in some cases transacting business with us or Synovus' non-bank subsidiaries. Synovus Bank is subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A places limits on the amount of “covered transactions,” which include loans or extensions of credit to, investments in or certain other transactions with, affiliates as well as the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited to 10 percent of the bank's capital and surplus for any one affiliate and 20 percent for all affiliates. Furthermore, within the foregoing limitations as to amount, certain covered transactions must meet specified collateral requirements ranging from 100 to 130 percent. Also, Synovus Bank is prohibited from purchasing low quality assets from any of its affiliates. Section 608 of the Dodd-Frank Act broadens the definition of “covered transaction” to include derivative transactions and the borrowing or lending of securities if the transaction will cause a bank to have credit exposure to an affiliate. The expanded definition of “covered transaction” also includes the acceptance of debt obligations issued by an affiliate as collateral for a bank's loan or extension of credit to a third-party. Furthermore, reverse repurchase transactions will be viewed as extensions of credit (instead of asset purchases) and thus become subject to collateral requirements. While final amendments to Regulation W have not yet been adopted, the expanded definitions took effect on July 21, 2012 under the terms of the Dodd-Frank Act.
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
We have entered into an MOU with the Federal Reserve Bank of Atlanta and the Georgia Commissioner pursuant to which we have implemented plans that are intended to, among other things, minimize credit losses and reduce the amount of our distressed assets, limit and manage our concentrations in commercial real estate loans, improve our credit risk management and related policies and procedures, address liquidity management and current and future capital requirements, strengthen enterprise risk management practices, and provide for succession planning for key corporate and regional management positions. Additionally, Synovus Bank is presently subject to an MOU with the Georgia Commissioner and the FDIC that is substantially similar in substance and scope to the holding company memorandum of understanding described above and, as a result of recent compliance exams, Synovus Bank has entered into an informal written agreement with the FDIC relating to certain compliance matters. See “Part I - Item 1A. Risk Factors - We presently are subject to, and in the future may become subject to, supervisory actions and enhanced regulation that could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our Common Stock” of this Report.

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

TARP Regulations
EESA and ARRA
Under the EESA, Congress has the ability to impose “after-the-fact” terms and conditions on participants in the CPP. As a participant in the CPP, we are subject to any such retroactive legislation. On February 10, 2009, the Treasury announced the Financial Stability Plan which is intended to further stabilize financial institutions and stimulate lending across a broad range of economic sectors. On February 18, 2009, President Obama signed the ARRA, a broad economic stimulus package that included additional restrictions on, and potential additional regulation of, financial institutions.
On June 10, 2009, under the authority granted to it under ARRA and EESA, the Treasury issued an interim final rule under Section 111 of EESA, as amended by ARRA, regarding compensation and corporate governance restrictions that would be imposed on TARP recipients, effective June 15, 2009. As a TARP recipient with currently outstanding TARP obligations, we are subject to the compensation and corporate governance restrictions and requirements set forth in the interim final rule, which, among other things: (1) prohibit us from paying or accruing bonuses, retention awards or incentive compensation, except for certain long-term stock awards, to our senior executives and next 20 most highly compensated employees; (2) prohibit us from making severance payments to any of our senior executive officers or next five most highly compensated employees; (3) require us to conduct semi-annual risk assessments to assure that our compensation arrangements do not encourage “unnecessary and excessive risks” or the manipulation of earnings to increase compensation; (4) require us to recoup or “clawback” any bonus, retention award or incentive compensation paid by us to a senior executive officer or any of our next 20 most highly compensated employees, if the payment was based on financial statements or other performance criteria that are later found to be materially inaccurate; (5) prohibit us from providing tax gross-ups to any of our senior executive officers or next 20 most highly compensated employees; (6) require us to provide enhanced disclosure of perquisites, and the use and role of compensation consultants; (7) required us to adopt a corporate policy on luxury and excessive expenditures; (8) require our chief executive officer and chief financial officer to provide period certifications about our compensation practices and compliance with the interim final rule; (9) require us to provide enhanced disclosure of the relationship between our compensation plans and the risk posed by those plans; and (10) require us to provide an annual non-binding shareholder vote, or “say-on-pay” proposal, to approve the compensation of our executives, consistent with regulations promulgated by the SEC. On January 12, 2010, the SEC adopted final regulations setting forth the parameters for such say-on pay proposals for public company TARP participants. Notably, the Dodd-Frank Act contains separate requirements relating to compensation arrangements. Specifically, the Act requires banking regulators to issue regulations or guidelines to prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by providing excessive compensation or that may lead to material loss at certain financial institutions with $1 billion or more in assets. A proposed rule was published in the Federal Register on April 14, 2011; however, regulators have yet to issue final rules on the topic.
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

Capital Purchase Program
On October 14, 2008, the U.S. Treasury, or Treasury, announced that, pursuant to the EESA, it was implementing a voluntary program known as the “Capital Purchase Program”, or “CPP”, pursuant to which eligible financial institutions could raise capital by selling preferred stock directly to the U.S. Government. The purpose of the Capital Purchase Program was to encourage U.S. financial institutions to build capital to, among other things, increase the flow of financing to U.S. businesses and consumers and support the U.S. economy, and was also intended to prevent additional failures of financial institutions. Synovus applied for the maximum investment available under the CPP (equal to 3% of risk-weighted assets), noting that this additional capital would be used to provide (1) strength against worse than expected economic conditions; (2) more flexibility in disposing of distressed assets to strengthen our balance sheet; (3) capacity to invest in our local economies through lending; (4) ability to work with homeowners in mortgage workouts; and (5) participation in government directed acquisitions of banks or assets, and, as permitted, opportunistic acquisition transactions. Our application to participate in the CPP was approved by Treasury on November 14, 2008.
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
As part of its purchase of the Series A Preferred Stock, we also issued to the Treasury a Warrant to purchase up to 15,510,737 shares of our Common Stock at an initial per share exercise price of $9.36. The Warrant provides for the adjustment of the exercise price and the number of shares of our Common Stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of our Common Stock, and upon certain issuances of our Common Stock at or below a specified price relative to the initial exercise price. The Warrant expires on December 19, 2018. On January 20, 2009, we filed a shelf registration statement with the SEC to register the resale by Treasury of the Series A Preferred Stock, the Warrant and the shares of Common Stock underlying the Warrant. In addition, if the shelf registration statement is unavailable and we are requested by Treasury to do so, we may be obligated to file a registration statement covering an underwritten offering of these securities.
Due to our participation in the CPP, we are subject to certain restrictions on executive compensation that could limit the tax deductibility of compensation we pay to executive management. See “Part I - Item 1. Business - Supervision, Regulation and Other Factors - TARP Regulations” of this Report for a more detailed description of the compensation and corporate governance restrictions that are applicable to us and other CPP participants.
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

The deterioration in the residential construction and development and land acquisition portfolio may lead to increased non-performing assets in our loan portfolio and increased provision for loan losses which could have a material adverse effect on our capital, financial condition and results of operations.
The residential construction and development and land acquisition real estate portfolio continues to experience a variety of difficulties and challenging economic conditions, which continues to put pressure on our commercial real estate loan portfolio and has contributed to elevated non-performing assets in the residential construction and development and land acquisition portfolio. During the recent credit crisis, our residential construction and development and land acquisition portfolio experienced a higher level of NPLs and losses than any other loan category in our loan portfolio. From 2008 through 2012, this portfolio had $2.07 billion in losses, which was approximately 47% of all losses during this period of time. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Quality - Non-Performing Assets” in this Report. While recent economic data suggests that overall economic conditions are improving, if market conditions in the residential construction and development and land acquisition real estate markets remain poor or further deteriorate, they may lead to additional valuation adjustments on our loans and real estate owned in these markets as we continue to reassess the fair value of our non-performing assets, the loss severities of loans in default, and the fair value of real estate owned. Furthermore, a sustained weak economy could result in a continuation of the decreased demand for residential housing, which, in turn, could adversely affect the development and construction efforts of residential real estate developers; adversely affect the ability of residential real estate developer borrowers to repay these loans and the value of property used as collateral for such loans; result in higher levels of non-performing loans in other categories, such as commercial and industrial loans, which may result in additional losses; and lead to an inability to grow quality loans in this loan portfolio, which may harm our future operating results. Management continually monitors market conditions and economic factors throughout our footprint for indications of change in other markets. If these economic conditions and market factors negatively and/or disproportionately affect some of our larger loans, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for loan losses. Any further increase in our non-performing assets and related increases in our provision for loan losses could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.
Our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expenses, which represents management's best estimate of probable credit losses that have been incurred within the existing portfolio of loans, as described under Note 7 of Notes to Consolidated Financial Statements in this Report and under “Critical Accounting Policies - Allowance for Loan Losses” under “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Report. The allowance, in the judgment of management, is established to reserve for estimated loan losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, risk ratings, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.
Because the risk rating of the loans is inherently subjective and subject to changes in the borrower's credit risk profile, evolving local market conditions and other factors, it can be difficult for us to predict the effects that those factors will have on the classifications assigned to the loan portfolio, and thus difficult to anticipate the velocity or volume of the migration of loans through the classification process and effect on the level of the allowance for loan losses. Accordingly, we monitor our credit quality and our reserve requirements and use that as a basis for capital planning and other purposes. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” and “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources” of this Report for further information.
In light of current market conditions, we regularly reassess the creditworthiness of our borrowers and the sufficiency of our allowance for loan losses. Our allowance for loan losses was $373.4 million or 1.91% of total loans at December 31, 2012, compared to $536.5 million, or 2.67% of total loans at December 31, 2011. Future additions to the allowance may be necessary based on changes in economic assumptions as well as changes in assumptions regarding a borrower's ability to pay and/or collateral values. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review the allowance. Based on their judgments about information available to them at the time of their examination, such agencies may require Synovus to recognize additions to the allowance or additional loan charge offs. An increase in the allowance for loan losses would result in a decrease in net income and capital, and may have a material adverse effect on our capital, financial condition and results of operations.
We recorded a provision for loan losses for the year ended December 31, 2012 of $320.4 million compared to a $418.8 million provision for loan losses for the year ended December 31, 2011, both of which are significantly higher than historical levels. We also charged-off approximately $483.5 million in loans, net of recoveries, during the year ended December 31, 2012, compared to $585.8 million in loans, net of recoveries, during the year ended December 31, 2011. While the provision for loan losses was lower in 2012 and 2011 than the provision for loan losses in 2010 and 2009, the provision for loan losses remains higher than historical levels.
Even though our credit trends showed significant improvement during 2011 and 2012 compared to the prior two years, our non-performing assets and credit costs remain elevated. While we expect that our levels of non-performing assets and credit costs will continue to decline during 2013, we also expect that these levels of non-performing assets will remain at elevated levels compared to historical levels for the next two years due to the continuing weak economic conditions, particularly in the commercial and residential real estate sector, as the deterioration in the credit and real estate markets causes borrowers to default. Further, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, likely will be negatively affected by the sustained downturn in the real estate market, and therefore may result in an inability to realize a full recovery in the event that a borrower defaults on a loan. Any additional non-performing assets, loan charge-offs, increases in the provision for loan losses or any inability by us to realize the full value of underlying collateral in the event of a loan default, could negatively affect our business, financial condition, and results of operations and the price of our securities.
We will realize additional future losses if our levels of non-performing assets increase and/or if we determine to sell certain non-performing assets and the proceeds we receive are lower than the carrying value of such assets.
In 2009, we announced a strategy to aggressively dispose of distressed assets. During the four-year period from January 1, 2009 through December 31, 2012, we disposed of approximately $4 billion of distressed assets, including the sale of distressed assets with a total carrying value of approximately $918.8 million during 2012. As a part of our overall continued efforts to reduce distressed assets, we expect that we will continue our sales of distressed assets during 2013 and future periods. The actual volume of our future distressed asset sales, if any, will vary during any particular period, depending upon a variety of factors, including: an increase in the rate of migration of our loans from performing status to distressed status; an increase in the overall level of distressed loans at any given point in time; opportunities to sell such assets on a favorable basis; and further regulatory developments or directives to reduce our level of distressed assets.
We will realize additional future losses if the proceeds we receive upon dispositions of assets are less than the recorded carrying value of such assets, which could adversely, affect our results of operations in future periods. Accordingly, we will realize an increased level of credit costs, and possibly losses, in any period during which we determine to dispose of an increased level of distressed assets. Further, the continuing weakness in the residential and commercial real estate markets may negatively impact our ability to dispose of distressed assets, and may result in higher credit losses on sales of distressed assets.
We may not realize the expected benefits from our efficiency and growth initiatives, which will negatively impact our future profitability.
In the current competitive banking environment, Synovus must continue to reduce operating costs and implement strategies to grow its loan portfolio and increase non-interest income in order to realize sustained future profitability and to remain competitive with the other banks in the markets we serve. Since 2010, we have implemented a series of strategic efficiency and growth initiatives to address the challenges facing Synovus and defined strategies for expense reduction, streamlining of processes and long-term growth initiatives. In 2011, through the execution of these initiatives, Synovus realized a $105.8 million, or 10.5%, reduction in total non-interest expense, and a $95.3 million or 11.7% reduction in core expenses.  In 2012, we reduced total non-interest expense by $87.5 million, or 9.7%, compared to 2011, and reduced core expenses by $25.1 million, or 3.5%, from 2011.  See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” of this Report for further information.
In 2011, through the execution of these initiatives, Synovus realized a $105.8 million, or 10.5%, reduction in total non-interest expense, and a $95.3 million or 11.7% reduction in core expenses. In 2012, we reduced total non-interest expense by $87.5 million, or 9.7%, compared to 2011. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” of this Report for further information. Management has also identified new expense savings initiatives of approximately $30 million to be implemented during 2013.
In addition to efficiency initiatives, management continues to identify and implement initiatives to grow our loan portfolio and our non-interest income, including investing in additional expertise, product offerings, and product quality in Synovus' commercial and industrial lending group and developing new products and services to grow new fee income. However, there can be no assurance that Synovus will ultimately realize the anticipated benefits of its expense reduction and growth strategies. In addition, Synovus is subject to various risks inherent in its business. These risks may cause the anticipated results from our growth strategies and cost-reduction initiatives to result in implementation charges beyond those currently contemplated or could result in some other unanticipated adverse impact. Furthermore, if we do not realize the anticipated cost-savings from our efficiency initiatives, we may need to take additional actions including branch closures and headcount reductions to achieve the desired cost-savings. The implementation of these initiatives may also have unintended impacts on Synovus' ability to attract and retain business and customers. Accordingly, we cannot guarantee that the anticipated long-term benefits from our efficiency and growth initiatives will be realized and if they are not we may not achieve our strategic and financial objectives.

If economic conditions worsen or regulatory capital rules are modified, we may be required to undertake additional strategic initiatives to improve our capital position.
During 2009 and 2010, Synovus executed a number of strategic capital initiatives to bolster our capital position against credit deterioration and to provide additional capital as Synovus pursued its aggressive asset disposition strategy. As of December 31, 2012, Synovus' Tier 1 capital ratio was 13.24%, its Tier 1 Common Equity Ratio was 8.72%, and Synovus and Synovus Bank were considered “well capitalized” under current regulatory standards. See “Part I - Item 1. Business - Supervision, Regulation and Other Factors - Prompt Corrective Action” of this Report for further information. This regulatory capital framework is expected to change in important respects as a result of the Dodd-Frank Act and a separate, international regulatory capital initiative known as “Basel III.” In particular, the Dodd-Frank Act eliminates Tier 1 capital treatment for most trust preferred securities after a three-year phase-in period that begins January 1, 2013. Furthermore, in December 2010, BCBS finalized new regulatory capital standards, known as Basel III, which are aimed at capital reform; seek to further strengthen financial institutions' capital positions by mandating a higher minimum level of common equity to be held, along with a capital conservation buffer to withstand future periods of stress. At present, our Tier 1 common equity is in excess of the minimum common equity and additional conservation buffer stipulated by these newly proposed requirements. Regardless, complying with these new capital requirements will likely affect our operations, and the extent to which we will be affected will be known with more certainty once additional clarity is provided on the underlying details of these new requirements. These new requirements have been endorsed by the U.S. banking regulators, but have not yet been translated by the regulators into official regulation for U.S. financial institutions. It was anticipated that U.S. regulators would adopt new regulatory capital requirements similar to those proposed by the BCBS to be phased-in for U.S. financial institutions beginning in 2013. In June of 2012, U.S. banking regulators proposed new standards to implement these capital requirements. However, on November 9, 2012, regulators announced that the implementation of these rules would be delayed and did not provide a specific timeframe for their implementation. While the timing of these new capital requirements is uncertain, it is widely anticipated that the new capital requirements for most bank and financial holding companies, as well as for most insured depository institutions, will increase, although the nature and amounts of the increase have not yet been specified.
In addition, reflecting the importance that regulators place on managing capital and other risks, on June 16, 2011, the banking agencies issued proposed guidance on stress testing for banking organizations with more than $10 billion in total consolidated assets. This guidance, which was finalized on May 14, 2012, outlines four “high-level” principles for stress testing practices that should be a part of a banking organization's stress-testing framework. Specifically, the guidance calls for the framework to (1) include activities and exercises that are tailored to and sufficiently capture the banking organization's exposures, activities and risks; (2) employ multiple conceptually sound stress testing activities and approaches; (3) be forward-looking and flexible; and (4) be clear, actionable, well-supported, and used in the decision-making process. Moreover, the federal bank regulators have issued a series of guidance and rulemakings applicable to “large banks.” While many of these do not currently apply to us due to our asset size, these issuances could impact industry capital standards and practices in many, potentially unforeseeable ways.
We are also subject to new “stress testing” requirements that implement provisions of the Dodd-Frank Act and that are designed to require banking organizations to assess the potential impact of different scenarios on their earnings, losses, and capital over a set time period, with consideration given to certain relevant factors, including the organization's condition, risks, exposures, strategies, and activities. These rules require banking organizations with total consolidated assets of more than $10 billion but less than $50 billion to conduct annual company-run stress tests, report the results to their primary federal regulator and the Federal Reserve Board, and publish a summary of the results. Under the rules, stress tests must be conducted using certain scenarios that the Board will publish by November 15 of each year. These new rules require a banking organization with between $10 and $50 billion in assets to conduct its first stress test using financial statement data as of September 30, 2013, and to report the results by March 31, 2014. In addition, the rules will require such organizations to begin publicly disclosing a summary of certain stress test results in 2015 with respect to the stress test conducted in the fall of 2014. This public disclosure of these stress tests could result in reputational harm if our results are worse than those of our competitors.
Synovus continues to actively monitor economic conditions, evolving industry capital standards, and changes in regulatory standards and requirements, and engages in regular discussions with its regulators regarding capital at both Synovus and Synovus Bank. As part of its ongoing management of capital, Synovus will continue to identify, consider, and pursue additional strategic initiatives to bolster its capital position as deemed necessary, including strategies in connection with the Company's repayment of TARP and strategies that may be required to meet the requirements of Basel III and other regulatory initiatives regarding capital. If economic conditions or other factors worsen to a materially greater degree than the assumptions underlying management's current internal assessment of our capital position or if minimum regulatory capital requirements for us or Synovus Bank increase as the result of legislative changes or informal or formal regulatory directives, then we would be required to pursue one or more additional capital improvement strategies, including, among others, balance sheet optimization strategies, asset sales, and/or the sale of securities to one or more third parties. There can be no assurance that any such transactions will be available to us on favorable terms, if at all, or that we would be able to realize the anticipated benefits of such transactions. We also cannot predict the effect that these transactions would have on the market price of our Common Stock. In addition, if we issue additional equity securities in these transactions, including options, warrants, preferred stock or convertible securities, such newly issued securities could cause significant dilution to the holders of our Common Stock.

Our net interest income could be negatively affected by the lower level of short-term interest rates and a decrease in total loans.
Net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense that we pay on interest-bearing liabilities, is a major component of our income. Our net interest income is our primary source of revenue from our operations. Interest rates during 2009 through 2012 have remained within the range of 0% to 0.25% as set by the Federal Reserve during 2008. A significant portion of our loans, including commercial real estate loans and commercial and industrial loans, bear interest at variable rates. In addition, in order to compete for deposits in our primary market areas, we may offer more attractive interest rates to depositors, or we may have to pursue other sources of liquidity, such as wholesale funds.
Our total loans decreased to $19.54 billion as of December 31, 2012 compared to $20.08 billion as of December 31, 2011. A decrease in loans outstanding and lower realized yields on investment securities reduced our net interest income during the year ended December 31, 2012 and could cause additional pressure on net interest income in future periods. This reduction in net interest income also may be exacerbated by the high level of competition that we face in our primary market area. Any significant reduction in our net interest income could negatively affect our business and could have a material adverse impact on our capital, financial condition and results of operations.
Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results.
We may be unable to access historical and alternative sources of liquidity, including the capital markets, brokered deposits and borrowings from the FHLB, which could adversely affect our overall liquidity. Liquidity represents the extent to which we have readily available sources of funding needed to meet the needs of our depositors, borrowers and creditors; to support asset growth, and to otherwise sustain our operations and the operations of our subsidiary bank. In managing our consolidated balance sheet, we depend on access to a variety of sources of funding to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our customers. Sources of funding available to us, and upon which we rely as regular components of our liquidity and funding management strategy, include borrowings from the FHLB and brokered deposits. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” and “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources” of this Report for further information. We also have historically enjoyed a solid reputation in the capital markets and have been able to raise funds in the form of either short- or long-term borrowings or equity issuances. If, due to market disruptions, perceptions about our credit ratings or other factors, we are unable to access the capital markets in the future, our capital resources and liquidity may be adversely affected.
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
For Synovus Bank, the primary source of liquidity is the growth and retention of deposits. In the current competitive environment, customer confidence is a critical element in growing and retaining deposits. In this regard, Synovus Bank's asset quality could play a larger role in the stability of the deposit base. In the event asset quality declines significantly from its current level or is perceived to be less than that of our competitors, Synovus Bank's ability to grow and retain deposits could be diminished.
We must also maintain adequate liquidity at the Parent Company level for various operating needs, including the servicing of debt, the payment of general corporate expenses, and the payment of dividends on our Common Stock and Series A Preferred Stock. See “Part I - Item 1A. Risk Factors - We may not be able to generate sufficient cash to service all of our debt and repay maturing debt obligations” of this Report. The primary source of liquidity at the holding company level is dividends from Synovus Bank. During 2011 and 2012, Synovus did not receive any dividends from Synovus Bank. Synovus Bank is currently subject to a MOU that prohibits it from paying any cash dividends to us without regulatory approval, and other GA DBF rules and related statutes contain additional restrictions on payments of dividends by Synovus Bank. See "Part I - Item 1. Business - Supervision, Regulatory and Other Factors - Dividends" of this Report for further information. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality and overall financial condition. Synovus expects that it will receive dividends from Synovus Bank in 2013. If Synovus does not receive dividends from Synovus Bank in 2013, its liquidity could be adversely affected. In particular, failure to receive dividends from Synovus Bank will impair Synovus' ability to repay TARP in full without issuing substantially more debt or equity than it otherwise anticipates will be required. In addition to dividends from Synovus Bank, we have historically had access to a number of alternative sources of liquidity, including the capital markets, but there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all. If our access to these traditional and alternative sources of liquidity is diminished or only available on unfavorable terms, then our overall liquidity and financial condition will be adversely affected.
Our status as a non-investment grade issuer and any further reductions in our credit rating could increase the cost of our funding from the capital markets and impact our liquidity.
During the past three years, our long-term debt has been downgraded to below investment grade by Moody's Investors Service, Standard and Poor's Ratings Services and Fitch Ratings. The ratings agencies regularly evaluate us and Synovus Bank, and their ratings of our long-term debt are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. In light of the continuing difficulties in the financial services industry and the housing and financial markets, there can be no assurance that we will not receive further reductions in our ratings, which could adversely affect the cost and other terms upon which we are able to obtain funding and the way in which we are perceived in the capital markets. Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, could affect the market value and liquidity of our outstanding public indebtedness and increase our borrowing costs. We cannot predict whether existing customer relationships or opportunities for future relationships could be further affected by customers who choose to do business with a higher rated institution. See “Part I - Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results” of this Report.
We may not be able to generate sufficient cash to service all of our debt and repay maturing debt obligations.
As of December 31, 2012, Synovus and its consolidated subsidiaries had $1.73 billion of long-term debt outstanding. In addition, approximately $60.6 million of our existing subordinated notes will mature on February 15, 2013, and approximately $13.6 million of our junior subordinated notes that are a component of the tMEDs will mature on May 15, 2013. Our ability to make scheduled payments of principal and interest or to satisfy our obligations in respect of our debt, to refinance our debt or to fund capital expenditures will depend on our future financial and operating performance and our ability to maintain adequate liquidity. Prevailing economic conditions (including interest rates), regulatory constraints, including, among other things, on distributions to us from our subsidiaries and required capital levels with respect to certain of our banking and insurance subsidiaries, and financial, business and other factors, many of which are beyond our control, will also affect our ability to meet these needs. We may not be able to generate sufficient cash flows from operations, or obtain future borrowings in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We may not be able to refinance any of our debt when needed on commercially reasonable terms or at all. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or delay investments in our business, sell assets, seek to obtain additional equity or debt financing or restructure our debt on terms that may not be favorable to us.
While we recently reversed the valuation allowance for our deferred tax assets, we may not be able to realize these assets in the future and they may be subject to additional valuation allowances, which could adversely affect our operating results and regulatory capital ratios.
During 2009, Synovus established a valuation allowance for substantially all of its deferred tax assets, primarily due to the realization of significant losses, significant credit deterioration, and negative trending in asset quality and uncertainty regarding the amount of future taxable income that Synovus could forecast. Management assesses the valuation allowance recorded against deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence. At December 31, 2012 , Synovus was in a three-year cumulative loss position, which represents negative evidence. However, based on the weight of all the positive and negative evidence at December 31, 2012 , management concluded that it was more likely than not that $806.4 million of the net deferred tax assets will be realized based upon future taxable income and therefore, reversed $802.8 million of the valuation allowance at December 31, 2012 . The valuation allowance of $18.7 million at December 31, 2012 is related to specific state income tax credits and specific state NOL carryforwards that have various expiration dates through the tax year 2018and 2017, respectively and are expected to expire before they can be utilized.
As of December 31, 2012, approximately $710.5 million of Synovus' deferred tax assets were disallowed when calculating regulatory capital. Applicable banking regulations permit us to include these deferred tax assets, up to a maximum amount, when calculating Synovus' regulatory capital to the extent these assets will be realized based on future projected earnings within one year of the report date.
The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management's conclusion at December 31, 2012 that it is more likely than not that the net deferred tax asset of $806.4 million will be realized is based upon management's estimate of future taxable income. Management's estimate of future taxable income is based on internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of Synovus' deferred tax asset. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on our financial condition and results of operations. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Tax Expense” and Note 24 - Income Taxes in “Part II - Item 8. Financial Statements and Supplementary Data” in this Report for further information.
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
Our ability to use certain realized NOLs and unrealized built-in losses to offset future taxable income may be significantly limited if we experience an “ownership change” as defined by Section 382 of the Code. An ownership change under Section 382 generally occurs when a change in the aggregate percentage ownership of the stock of the corporation held by “five percent shareholders” increases by more than fifty percentage points over a rolling three year period. A corporation experiencing an ownership change generally is subject to an annual limitation on its utilization of pre-change losses and certain post-change recognized built-in losses equal to the value of the stock of the corporation immediately before the “ownership change,” multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation is increased each year to the extent that there is an unused limitation in a prior year. Since U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation also effectively provides a cap on the cumulative amount of pre-change losses and certain post-change recognized built-in losses that may be utilized. Pre-change losses and certain post-change recognized built in losses in excess of the cap are effectively unable to be used to reduce future taxable income. In some circumstances, issuances or sales of our stock (including any Common Stock or other equity issuances or debt-for-equity exchanges and certain transactions involving our stock that are outside of our control) could result in an “ownership change” under Section 382.
In April 2010, we adopted a Rights Plan, which was approved by our shareholders in April 2011 at our 2011 annual meeting. The Rights Plan provides an economic disincentive for any one person or group acting in concert to become an owner, for relevant tax purposes, of 5% or more of our stock and is intended to protect our NOLs from the potential negative consequence of an ownership change as defined under Section 382 of the Internal Revenue Code. The Rights Plan will terminate in accordance with its terms on April 27, 2013. Our Board of Directors could determine to extend the term of the Rights Plan upon the expiration of its current term or adopt another Rights Plan, subject to subsequent ratification by our shareholders, if it determines that our substantial NOLs are at risk of limitation under Section 382 or that such action otherwise is in the best interests of our shareholders.
While adoption of the Rights Plan should reduce the likelihood that future transactions in our stock will result in an ownership change, there can be no assurance that the Rights Plan will be effective to deter a stockholder from increasing its ownership interests beyond the limits set by the Rights Plan or that an ownership change will not occur in the future, especially if the Rights Plan is not extended or a new Rights Plan is not adopted when the current Rights Plan terminates. Furthermore, our ability to enter into future transactions may be impaired if such transactions result in an unanticipated “ownership change” under Section 382. If an “ownership change” under Section 382 were to occur, the value of our net operating losses and a portion of the net unrealized built-in losses will be impaired.
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
We entered into an MOU with the Federal Reserve Bank of Atlanta and the GA DBF pursuant to which we have implemented plans that are intended to, among other things, minimize credit losses and reduce the amount of our distressed assets, limit and manage our concentrations in commercial real estate loans, improve our credit risk management and related policies and procedures, address liquidity management and current and future capital requirements, strengthen enterprise risk management practices, and provide for succession planning for key corporate and regional management positions and our board of directors. The memorandum of understanding also requires that we inform and consult with the Federal Reserve Board prior to declaring and paying any future dividends, and obtain the prior approval of the Federal Reserve Bank of Atlanta and the GA DBF prior to increasing the quarterly cash dividend on our Common Stock above $0.01 per share.
Synovus Bank is also presently subject to an MOU with the GA DBF and the FDIC that is substantially similar in substance and scope to the Synovus MOU described above. The Synovus Bank MOU also requires that Synovus Bank obtain approval from the GA DBF and the FDIC prior to paying any cash dividends to Synovus. In addition, as a result of recent compliance exams, Synovus Bank entered into an informal written agreement with the FDIC relating to certain compliance matters. Under this agreement, Synovus Bank is required to implement written action plans, policies and procedures to address and remediate identified compliance concerns and furnish written quarterly progress reports to the FDIC.
If we are unable to comply with the terms of our current supervisory agreements, or if we become subject to and are unable to comply with the terms of any future regulatory actions or directives, supervisory agreements, or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including consent orders, prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our Common Stock and Series A Preferred Stock. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such supervisory action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our Common Stock. See “Part I - Item 1. Business - Supervision, Regulation, and Other Factors” in this Report for further information.
We currently have the largest outstanding amount of TARP funds of any financial institution, which may result in a negative perception of us compared to our competitors, and if we are unable to repay our TARP funds in a timely manner, we may suffer additional reputational harm and the dividend rate on our TARP funds will increase.
As of December 31, 2012, we have $967.9 million (aggregate liquidation preference) of Series A Preferred Stock issued and outstanding, all of which was issued to the U.S. Treasury under the Capital Purchase Program (the “TARP funds”). We currently have the largest outstanding amount of TARP funds of any financial institution, which could damage our reputation and put us at a competitive disadvantage compared to our competitors in attracting customers. Furthermore, if we do not repay our TARP funds before December 19, 2013, the rate of dividends payable on the Series A Preferred Stock will increase to 9% per annum from the current rate of 5% per annum, which could adversely affect our operating results in future periods. We continue to actively review and consider strategies for repaying our TARP funds, and while we presently intend to identify and pursue one or more of those repayment strategies during 2013, there can be no guarantee that we will be successful in repaying our TARP funds in 2013. The federal regulators have not provided any formal guidance on the conditions to repay our TARP funds and appear to address these questions on a case-by-case basis. Management continues to analyze the sources of funds to repay TARP through a combination of existing cash and other capital market transactions. It is the current belief of management that we may be required to generate or raise a portion of the funds with a combination of preferred and/or common equity. See "Part I – Item 1A. Risk Factors - Our status as a non-investment grade issuer and any further reductions in our credit rating could increase the cost of our funding from the capital markets and impact our liquidity.” of this Report.
We are subject to regulatory initiatives applicable to financial institutions in general and TARP recipients in particular that could adversely impact our ability to attract and retain key employees and pursue business opportunities and could put us at a competitive disadvantage compared to our competitors.
Our financial success depends upon our ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees from financial institutions and others. Until we repay the TARP funds, we are subject to additional, and possibly changing, regulatory scrutiny and restrictions regarding the compensation of certain executives and associates as established under TARP guidelines. The increased scrutiny and restrictions related to our compensation practices, as well as any negative public attention that we may receive by virtue of our outstanding TARP funds, may adversely impact our ability to recruit, retain and motivate key employees, which in turn may impact our ability to pursue business opportunities and could otherwise materially adversely affect our businesses and results of operations. See “Part I - Item 1. Business -Actions by Federal and State Regulators” and “Part I - Item 1- Supervision, Regulation and Other Factors” of this Report for further information.
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

•	Application of new regulatory capital requirements, including changes to leverage and risk-based capital standards and changes to the components of permissible tiered capital.

•	Requirement that the company and its subsidiary bank be well capitalized and well managed in order to engage in activities permitted for financial holding companies.

•	Changes to the assessment base for deposit insurance premiums.

•	Permanently raising the FDIC's standard maximum deposit insurance amount to $250,000 limit for federal deposit insurance.

•	Repeal of the prohibition on the payment of interest on demand deposits, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts.

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

Some of these and other major changes could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. For example, the provisions of the Dodd-Frank Act relating to debit card interchange fees have reduced our fee income. We may not be able to fully replace the revenue lost by this limitation. As a result of the expiration of unlimited insurance coverage for noninterest-bearing demand transaction accounts after December 31, 2012, we may see a run-off in certain noninterest-bearing demand deposits to the extent such deposits exceed the FDIC's $250,000 per depositor maximum insurance coverage limit, which may adversely impact our liquidity. Many of these provisions became effective upon enactment of the Dodd-Frank Act, while others are subject to further study, rulemaking, and the discretion of regulatory bodies. In light of these significant changes and the discretion afforded to federal regulators, we cannot fully predict the effect that compliance with the Dodd-Frank Act or any implementing regulations will have on Synovus' businesses or its ability to pursue future business opportunities. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect Synovus' business, financial condition or results of operations.
Certain other reform proposals under consideration, including new proposed regulatory capital requirements proposed by the BCBS under Basel III, could result in Synovus becoming subject to stricter capital requirements and leverage limits, and could also affect the scope, coverage, or calculation of capital, all of which could require us to reduce business levels or to raise capital, including in ways that may adversely impact our shareholders or creditors. It was anticipated that new capital requirements would be phased-in for U.S. financial institutions beginning in 2013. However, on November 9, 2012, U.S. regulators announced that the implementation of rules implementing Basel III would be delayed, and regulators have not provided a specific timeframe for their implementation of these requirements. See “Part I - Item 1. Business - Supervision, Regulation and Other Factors” of this Report for further information. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.
We may be unable to pay dividends on our Common Stock.
Although we have historically paid a quarterly cash dividend to the holders of our Common Stock, holders of our Common Stock are not legally entitled to receive dividends. The reduction or elimination of dividends paid on our Common Stock could adversely affect the market price of our Common Stock. In addition, the Federal Reserve could decide at any time that paying any Common Stock dividends could be an unsafe or unsound banking practice. Any of these decisions could adversely affect the market price of our Common Stock. For a discussion of current regulatory limits on our ability to pay dividends above $0.01 per common share, see “Part I - Item 1. Business - Supervision, Regulation and Other Factors - Dividends,” “Part I - Item 1A - Risk Factors - We presently are subject to, and in the future may become subject to, supervisory actions and enhanced regulation that could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our Common Stock” and “Part II - Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities - Dividends” in this Report for further information.
The financial services market is undergoing rapid technological changes, and if we are unable to stay current with those changes, we will not be able to effectively compete.
The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. Our future success will depend, in part, on our ability to keep pace with the technological changes and to use technology to satisfy and grow customer demand for our products and services and to create additional efficiencies in our operations. We expect that we will need to make substantial investments in our technology and information systems to compete effectively and to stay current with technological changes. Some of our competitors have substantially greater resources to invest in technological improvements and will be able to invest more heavily in developing and adopting new technologies, which may put us a competitive disadvantage. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations, may be adversely affected.
We are subject to a variety of operational risks, including reputational risk, legal risk, and regulatory and compliance risk, and the risk of fraud or theft by employees or outsiders, which may adversely affect our business and results of operations.
We are exposed to many types of operational risks, including reputational risk, legal and regulatory and compliance risk, the risk of fraud or theft by employees or outsiders, including unauthorized transactions by employees or operational errors, clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. See “Part I - Item 1. Business - Enterprise Risk Management” of this Report for further information. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action. Actual or alleged conduct by Synovus can result in negative public opinion about our other business. Negative public opinion could also affect our credit ratings, which are important to our access to unsecured wholesale borrowings.
Our business involves storing and processing sensitive consumer and business customer data. If personal, non-public, confidential or proprietary information of customers in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties. Furthermore, a cyber-security breach could result in theft of such data.
Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors') business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability of us to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition or results of operations, perhaps materially.
Our information systems may experience an interruption or security breach, which could result in serious reputational harm to our business, disrupt our business and lead to significant costs and losses.
Failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. As a large financial institution, we depend on our ability to process, record and monitor a large number of customer transactions on a continuous basis. As customer, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be sudden increases in customer transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber-attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.
Information security risks for large financial institutions such as Synovus have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. In addition, to access our products and services, our customers may use personal smartphones, tablet PC's, and other mobile devices that are beyond our control systems. Although we believe we have robust information security procedures and controls, our technologies, systems, networks, and our customers' devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of Synovus' or our customers' confidential, proprietary and other information, or otherwise disrupt Synovus' or our customers' or other third parties' business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
Synovus is under continuous threat of loss due to hacking and cyber-attacks especially as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. Two of the most significant cyber-attack risks that we face are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customer or our accounts. The attempts to breach sensitive customer data, such as account numbers and social security numbers, are less frequent but could present significant reputational, legal and/or regulatory costs to us if successful. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we have been the subject of attempted hacking and cyber-attacks and there can be no assurance that we will not suffer such losses in the future. The occurrence of any cyber-attack or information security breach could result in potential liability to clients, reputational damage and the disruption of our operations, all of which could adversely affect our business, financial condition or results of operations.
We rely on other companies to provide key components of our business infrastructure.
Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties interfere with the vendor's ability to serve us. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.
The costs and effects of litigation, investigations or similar matters involving us or other financial institutions or counterparties, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.
We may be involved from time to time in a variety of litigation, investigations, inquiries or similar matters arising out of our business, including those described in “Part I, Item 3 - Legal Proceedings” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 21 - Legal Proceedings" of this Report. Synovus cannot predict the outcome of these or any other legal matters. For those legal matters where Synovus is able to estimate a range of reasonably possible losses, Synovus' management currently estimates the aggregate range of reasonably possible losses is from zero to $75 million. This estimated aggregate range is based upon information currently available to Synovus, and the actual losses could prove to be higher (or lower). As there are further developments in these legal matters, Synovus will reassess these matters and the estimated range of reasonably possible losses may change as a result of this assessment. In addition, in the future, we may need to record litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could divert our management's attention and other resources away from our business.
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
We may be required to record goodwill impairment charges in the future.
Under GAAP, we are required to review the carrying amounts of our assets, including goodwill, to determine whether current events or circumstances warrant adjustments to those amounts. Goodwill is tested for impairment on an annual basis and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. At December 31, 2012, the carrying value of goodwill was $24.4 million, consisting of goodwill associated with two financial management services reporting units. These determinations are based in part on our judgments regarding the cash flow potential of the reporting units, and involve projections that are inherently subject to change based on future events. “See “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Goodwill" and “Part II, Item 8. Financial Statements and Supplementary Data - Note 8 - Goodwill” in this Report for further information. A significant negative change in the expected future cash flows, estimated fair value or any of the other assumptions used in evaluating goodwill may necessitate us taking charges in the future related to the impairment of our goodwill.
Our customers may pursue alternatives to bank deposits, which could affect our income and force us to rely on relatively more expensive sources of funding.
We may experience an outflow of deposits because customers seek investments with higher yields, including by banking with on-line banks that offer higher rates than traditional banks, prefer to do business with our competitors, or decide not to use banks to complete their financial transactions. Technology and other changes now allow parties to complete financial transactions without banks. This outflow of deposits could result in the loss of fee income, as well as the loss of client deposits and the income generated from those deposits. Furthermore, it could force us to rely more heavily on borrowings and other sources of funding to fund our business and meet withdrawal demands, thereby adversely affecting our net interest margin. We may also be forced, to rely more heavily on equity to fund our business, resulting in dilution of our existing shareholders.
Changes in the soundness of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. We have exposure to many different industries and counterparties, and we routinely execute transactions with a variety of counterparties in the financial services industry. As a result, defaults by, or even rumors or concerns about, one or more financial institutions with which we do business, or the financial services industry, generally have led to market-wide liquidity problems in the past and could do so in the future and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral we hold cannot be sold at prices that are sufficient for us to recover the full amount of our exposure. Any such losses could materially and adversely affect our financial condition and results of operations.

Our stock price has been and is likely to be volatile, and the value of your investment may decline.
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
To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with loans originated from 2005 through 2008. From January 1, 2005 through December 31, 2012, Synovus Mortgage originated and sold approximately $7.11 billion of first lien GSE eligible mortgage loans and approximately $3.10 billion of first and second lien non-GSE eligible mortgage loans. The total expense pertaining to losses from repurchases of mortgage loans previously sold, including amounts accrued in accordance with ASC 450, was $6.7 million, $4.1 million, and $1.3 million, for the years ended December 31, 2012, 2011, and 2010, respectively. The total accrued liability related to mortgage repurchase claims was $5.2 million and $3.3 million at December 31, 2012 and 2011, respectively. We cannot assure you that in the current environment, Synovus Mortgage will not be required to repurchase substantially greater amounts of such mortgage loans, or make related indemnity payments to the purchasers of our mortgage loans. If the level of repurchases or indemnity demands becomes significant or Synovus Mortgage is alleged to be in non-compliance with the regulations under the Dodd-Frank Act, our results of operations may be adversely affected.
The Consumer Financial Protection Bureau, or CFPB, recently issued “ability-to-repay” and “qualified mortgage” rules that may have a negative impact on our loan origination process and foreclosure proceedings, which could adversely affect our business, operating results and financial condition.
The CFPB recently issued rules that are likely to impact our residential mortgage lending practices, and the residential mortgage market generally including rules that implement the “ability-to-repay” requirement and provide protection from liability for “qualified mortgages,” as required by the Dodd-Frank Act. The ability-to-repay rule, which will take effect on January 10, 2014, requires lenders to consider, among other things, income, employment status, assets, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” The rules define a “qualified mortgage” to have certain specified characteristics, and generally prohibit loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. The rule also establishes general underwriting criteria for qualified mortgages, including that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the borrower have a total debt-to-income ratio that is less than or equal to 43 percent. While “qualified mortgages” will generally be afforded safe harbor status, a rebuttable presumption of compliance will attach to mortgages that also meet the definition of a “higher priced mortgage” (which are generally subprime loans).
Although the new “qualified mortgage” rules may provide better definition and more certainty regarding regulatory requirements, the rules may also increase our compliance burden and reduce our lending flexibility and discretion, which could negatively impact our ability to originate new loans and the cost of originating new loans. Any loans that we make outside of the “qualified mortgage” criteria could expose us to an increased risk of liability and reduce or delay our ability to foreclose on the underlying property. Additionally, qualified “higher priced mortgages” only provide a rebuttable presumption of compliance and thus may be more susceptible to challenges from borrowers. It is difficult to predict how the CFPB's “qualified mortgage” rules will impact us when they take effect, but any decreases in loan origination volume or increases in compliance and foreclosure costs could negatively affect our business, operating results and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS
NONE.

ITEM 2. PROPERTIES
We and our subsidiaries own or lease all of the real property and/or buildings in which we operate business. All of such buildings are in a good state of repair and are appropriately designed for and are suitable for the purposes for which they are used.
We and our subsidiaries own 278 facilities encompassing approximately 2,460,444 square feet and lease from third parties 79 facilities encompassing approximately 810,174 square feet. The owned and leased facilities are primarily comprised of office space from which we conduct our business. The following table provides additional information with respect to our leased facilities:

Table 6 - Properties
Square Footage	Number of Locations	Average Square Footage
Under 3,000	18	1,771
3,000 – 9,999	38	5,007
10,000 – 18,999	7	13,251
19,000 – 30,000	10	24,365
Over 30,000	6	41,937

See "Part II - Item 8. Financial Statements and Supplementary Data - Note 20 - Commitments and Contingencies" of this Report for further information.

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

Based on our current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, operating results or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations and financial condition for any particular period. For additional information, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 21 - Legal Proceedings" of this Report, which Note is incorporated in this Item 3 by this reference.

ITEM 4. MINE SAFETY DISCLOSURES

NOT APPLICABLE.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
Shares of our Common Stock are traded on the NYSE under the symbol “SNV.” On February 28, 2013, the closing price per share of our Common Stock as quoted, at the end of regular trading, on the NYSE was $2.54.
Market and Stock Price Information
Table below sets forth the high and low sales prices of our Common Stock during the years ended December 31, 2012 and December 31, 2011 as reported on the NYSE.

Table 7 – Stock Price Information	High	Low
2012
Quarter ended December 31, 2012	$2.60	2.07
Quarter ended September 30, 2012	2.51	1.81
Quarter ended June 30, 2012	2.17	1.67
Quarter ended March 31, 2012	2.22	1.43
2011
Quarter ended December 31, 2011	$1.68	0.94
Quarter ended September 30, 2011	2.20	1.07
Quarter ended June 30, 2011	2.77	1.99
Quarter ended March 31, 2011	2.99	2.37
As of February 14, 2013, there were 787,353,704 shares of Synovus Common Stock issued and outstanding and 20,252 shareholders of record of Synovus Common Stock, some of which are holders in nominee name for the benefit of a number of different shareholders.
Dividends
Table below sets forth information regarding dividends declared during the years ended December 31, 2012 and 2011.

Table 8 – Dividends	Date Paid	Per Share Amount
2012
Quarter ended December 31, 2012	January 2, 2013	$0.0100
Quarter ended September 30, 2012	October 1, 2012	0.0100
Quarter ended June 30, 2012	July 2, 2012	0.0100
Quarter ended March 31, 2012	April 2, 2012	0.0100

2011
Quarter ended December 31, 2011	January 3, 2012	$0.0100
Quarter ended September 30, 2011	October 3, 2011	0.0100
Quarter ended June 30, 2011	July 1, 2011	0.0100
Quarter ended March 31, 2011	April 1, 2011	0.0100
In addition to dividends paid on Synovus’ Common Stock, Synovus paid dividends of $48.4 million to the Treasury on its Series A Preferred Stock during each of 2012 and 2011. See “Part I – Item 1. Business – TARP Regulations – Capital Purchase Program” of this Report for further information.

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
Under the laws of the State of Georgia, we, as a business corporation, may declare and pay dividends in cash or property unless the payment or declaration would be contrary to restrictions contained in our Articles of Incorporation, or unless, after payment of the dividend, we would not be able to pay our debts when they become due in the usual course of our business, or our total assets would be less than the sum of our total liabilities. In addition, we are also subject to federal regulatory capital requirements that effectively limit the amount of cash dividends, if any, that we may pay.
Synovus' ability to pay dividends is partially dependent upon dividends and distributions that it receives from Synovus Bank and its non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities. Synovus did not receive any dividends from Synovus Bank during 2012 and 2011 and received significantly less in dividends from subsidiaries during 2010 than in previous years. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality and overall financial condition. See "Part I - Item 1. Business - Supervision, Regulation and Other Factors - Dividends" of this Report for further information.
As a result of the MOU described in “Part I - Item 1A - Risk Factors - We presently are subject to, and in the future may become subject to, supervisory actions and enhanced regulation that could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our Common Stock” of this Report, we are required to inform the Federal Reserve Board in advance of declaring or paying any future dividends, and the Federal Reserve Board could decide at any time that paying any Common Stock dividends could be an unsafe or unsound banking practice. In the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has in some cases discouraged payment unless both asset quality and capital are very strong. In addition, pursuant to the terms of the Synovus Bank MOU, Synovus Bank cannot pay any cash dividends without the approval of the FDIC and the Georgia Commissioner. See “Part I - Item 1. Business - Supervision, Regulation and Other Factors - Dividends,” and “Part I - Item 1A. Risk Factors - We presently are subject to, and in the future may become subject to, supervisory actions and enhanced regulation that could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our Common Stock,” and “We may be unable to pay dividends on our Common Stock” of this Report. Additionally, Synovus is subject to contractual restrictions that limit its ability to pay dividends if there is an event of default under such contract. In addition, Synovus must seek the Federal Reserve's permission to increase the quarterly dividend on its Common Stock above $0.01 per share. Synovus is presently subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on business, operating flexibility, financial condition, and the value of Synovus Common Stock.
See “Part I - Item 1. Business - Supervision, Regulation and Other Factors - Dividends," "Part I - Item 1A. Risk factors - We presently are subject to, and in the future may become subject to, supervisory actions and enhanced regulation that could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our Common Stock” and “Part I - Item 1A. Risk Factors - We may be unable to pay dividends on our Common Stock” of this Report for additional information regarding dividends on Synovus stock.

Stock Performance Graph
The following graph compares the yearly percentage change in cumulative shareholder return on Synovus stock with the cumulative total return of the Standard & Poor's 500 Index and the KBW Regional Bank Index for the last five fiscal years (assuming a $100 investment on December 31, 2007 and reinvestment of all dividends).

Comparison of Five-Year Cumulative Total Return
$150
$100
$50
$0
12/07
12/08
12/09
12/10
12/11
12/12
Synovus
S&P 500
KBW Regional Bank

Table 9 - Stock Performance
	2007	2008	2009	2010	2011	2012
Synovus	$100	83.19	20.95	27.39	15.04	26.56
Standard & Poor's 500 Index	100	63.45	79.90	91.74	93.67	108.55
KBW Regional Bank Index	$100	81.69	63.45	76.26	72.28	81.93

Issuer Purchases of Equity Securities
Synovus did not repurchase any shares of Synovus Common Stock during 2011 or 2012.

ITEM 6. SELECTED FINANCIAL DATA

Table 10 - Selected Financial Data	Years Ended December 31,
(in thousands, except per share data)	2012	2011		2010	2009	2008
Income Statement
Total revenues(1)	$1,128,941	1,188,021		1,292.951	1,406,913	1,495,089
Net interest income	854,117	924,154		986,333	1,010,310	1,077,893
Provision for loan losses	320,369	418,795		1,131,274	1,805,599	699,883
Non-interest income	313,966	338,874		305,347	410,670	417,241
Non-interest income excluding investment securities (gains) losses, net(7)	274,824	263,867		306,618	396,603	417,196
Non-interest expense	816,237	903,765		1,009,576	1,221,289	1,456,057
Income (loss) from continuing operations, net of income taxes	830,209	(60,844)		(834,019)	(1,433,931)	(580,376)
Income from discontinued operations, net of income taxes(2)	—	—		43,162	4,590	5,650
Net income (loss)	830,209	(60,844)		(790,857)	(1,429,341)	(574,726)
Net income (loss) attributable to non-controlling interest	—	(220)		(179)	2,364	7,712
Net income (loss) available to controlling interest	830,209	(60,624)		(790,678)	(1,431,705)	(582,438)
Dividends and accretion of discount on Series A Preferred Stock	58,703	58,088		57,510	56,966	2,057
Net income (loss) available to common shareholders	771,506	(118,712)		(848,188)	(1,488,671)	(584,495)

Per share data
Basic net income (loss) per common share:
Net income (loss) from continuing operations available to common shareholders	0.98	(0.15)		(1.30)	(4.00)	(1.79)
Net income (loss) available to common shareholders	0.98	(0.15)		(1.24)	(3.99)	(1.77)
Diluted net income (loss) per common share:
Net income (loss) from continuing operations available to common shareholders	0.85	(0.15)		(1.30)	(4.00)	(1.79)
Net income (loss) available to common shareholders	0.85	(0.15)		(1.24)	(3.99)	(1.77)
Cash dividends declared on Common Stock	0.04	0.04		0.04	0.04	0.46
Book value per common share(3)	2.99	2.06		2.29	3.93	8.68
Tangible book value per common share(7)	2.95	2.02		2.25	3.84	8.50

Balance Sheet
Investment securities available for sale	2,981,112	3,690,125		3,440,268	3,188,735	3,770,022
Loans, net of deferred fees and costs	19,541,690	20,079,813		21,585,763	25,383,068	27,920,177
Deposits	21,057,044	22,411,752		24,500,304	27,433,533	28,617,179
Long-term debt	1,726,455	1,364,727		1,808,161	1,751,592	2,107,173
Total shareholders’ equity	3,569,431	2,827,452		2,997,918	2,851,041	3,787,158
Average total shareholders’ equity	2,859,127	2,907,339		3,134,335	3,285,014	3,435,574
Average total assets	26,369,321	28,512,193		31,966,180	34,423,617	34,052,014

Performance ratios and other data
Return on average assets	3.15%	(0.21)		(2.47)	(4.16)	(1.71)
Return on average equity	29.04	(2.09)		(25.23)	(43.58)	(16.95)
Net interest margin	3.50	3.51		3.36	3.19	3.47
Dividend payout ratio(4)	4.71	nm		nm	nm	nm
Average shareholders’ equity to average assets	10.84	10.20		9.81	9.54	10.09
Tangible common equity to risk-weighted assets ratio(5)	12.07	8.60		8.90	7.03	8.74
Tangible common equity to tangible assets ratio(6)	9.66	6.81		6.73	5.74	7.86
Earnings to fixed charges ratio	1.20x	0.74	x	(1.48)x	(2.17)x	0.16x
Average common shares outstanding, basic	786,466	785,272		685,186	372,943	329,319
Average common shares outstanding, diluted	910,102	785,272		685,186	372,943	329,319

(1)	Consists of net interest income and non-interest income, excluding investment securities (gains) losses, net.

(2)
Discontinued operations for the years ended December 31, 2010, 2009, and 2008 include the revenues and expenses of Synovus’ merchant services business, the sale of which was completed on March 31, 2010. Additionally, discontinued operations for the year ended December 31, 2010 include a $42.4 million gain, after tax, on the sale of the merchant services business.

(3)	Total shareholders’ equity less Series A Preferred Stock and prepaid common stock purchase contracts divided by common shares outstanding.

(4)	Determined by dividing cash dividends declared per common share by diluted net income per share.

(5)
The tangible common equity to risk-weighted assets ratio is a non-GAAP measure which is calculated as follows: (total shareholders’ equity minus preferred stock minus goodwill minus other intangible assets) divided by total risk-adjusted assets. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” of this Report for further information.

(6)
The tangible common equity to tangible assets ratio is a non-GAAP measure which is calculated as follows: (total shareholders’ equity minus preferred stock minus goodwill minus other intangible assets) divided by (total assets minus goodwill minus other intangible assets). See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” of this Report for further information.

(7)	See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” of this Report for further information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary
The following financial review provides a discussion of Synovus' financial condition, changes in financial condition, and results of operations as well as a summary of Synovus' critical accounting policies. This section should be read in conjunction with the audited consolidated financial statements and accompanying notes.
Economic Overview
Several key economic indicators were noted to have improved throughout the United States in 2012 and further improvement is expected in 2013, including unemployment, housing prices, consumer confidence, and consumer spending. Synovus expects the second half of 2013 to positively outpace the first half of 2013 for some or all of these metrics.
The unemployment rate is projected to improve at a slow pace. Businesses are likely to invest and hire more when the resolution to the fiscal cliff and the length of the sequester is determined. The perceptions of an extended United States recession are more diminished than in prior years; therefore, both national and international interest in investment in the southeastern United States is expected to increase during 2013, leading to potential demand for workers. National unemployment rates have decreased over the past three years. The national unemployment rate at December 31, 2010 was 9.3%, 8.5% at December 31, 2011 and 7.8% at December 31, 2012. Within the Synovus five state footprint, unemployment rates are higher than the national average. As of December 31, 2012, the unemployment rate was 8.6%, 8.0% and 8.4% in Georgia, Florida and South Carolina, respectively.
One of the largest industries in Georgia, real estate, creates additional sensitivities to Synovus during movements in housing prices. The housing prices in Synovus' markets are now considered to be more comparable with those throughout the country. Additionally, there has been a recent marked increase in the request for building permits, privately-owned housing starts, and privately-owned housing completions. Nevertheless, several markets within Synovus' footprint continue to suffer from previous overbuilding and speculative building. These markets continue to be a focus of Synovus and we continue to work to reduce our exposure in those markets. Occupancy rates in income-producing properties continue to be lower than desired, and Synovus expects those vacancy rates to decline at a slow pace.
Consumer reaction to the expiration of the payroll tax cuts and fiscal cliff uncertainties was less negative than expected, as indicated by various consumer confidence indexes from early 2013. Consumers showed more confidence and optimism about the current business and labor markets, the conditions of the capital markets, and the short-term outlook for the economy. These sentiments are tempered by lower spending by consumers, even as the Federal Reserve maintains record low interest rates. Many banks have seen core deposits rise and lending demand decrease while uncertainty still exists within the United States economy. The number of bank failures continued to decrease during 2012, with 51 bank failures in 2012 compared to 92 in 2011. The number of failed banks in Synovus' five state footprint declined from 41 in 2011 to 24 in 2012.

Overview of 2012 Financial Results
On January 22, 2013, Synovus reported results of operations for the three and twelve months ended December 31, 2012. Synovus reported net income available to common shareholders of $775.0 million, or $0.85 per diluted common share for the year ended December 31, 2012, as compared to a net loss of $118.7 million, or $0.15 per common share, for the year ended December 31, 2011. The accompanying consolidated statement of operations for the year ended December 31, 2012 reflects a $3.5 million reduction in the income tax benefit for the three and twelve months ended December 31, 2012, as compared to the previously reported results on January 22, 2013. Accordingly, net income available to common shareholders for the year ended December 31, 2012 was $771.5 million, or $0.85 per diluted common share.
The 2012 results were impacted by an income tax benefit of $798.7 million, which was primarily due to the $802.8 million income tax benefit recognized upon the reversal of the deferred tax asset valuation allowance. The reversal of the valuation allowance also drove the $0.93 increase in tangible book value per common share to $2.95 at December 31, 2012.
Total credit costs continued to decline in 2012 and drove the improvement in the results for the year. Total credit costs (consisting primarily of provision for loan losses and foreclosed real estate expense) were $432.6 million in 2012, a $135.5 million or 23.8% decline from 2011. The decline in credit costs is primarily due to continued improvement in credit quality trends during 2012 including reduced NPL inflows, net charge-offs, special mention, and substandard loans.
During 2012, Synovus completed sales of distressed assets with a total carrying value of approximately $918.8 million, compared to approximately $702.5 million in 2011. The 2012 sales included $545.5 million of distressed assets sold resulting in pre-tax charges of approximately $157 million in the fourth quarter of 2012, which primarily consisted of a bulk sale of distressed assets. The distressed asset sales in 2012 primarily drove the acceleration in credit quality improvement at December 31, 2012. Non-performing assets ended the year at $703.1 million, down $414.3 million or 37.1% from December 31, 2011. Synovus Bank's classified assets ended the year at $1.35 billion (or 38.07% of Tier I Capital plus the allowance for loan losses), an $830.5 million or 38.1% decline from December 31, 2011.
Pre-tax, pre-credit costs income (which excludes provision for loan losses, other credit costs, securities gains and losses, and certain other items) was $436.7 million in 2012, down 7.2% or $34.0 million from 2011. The decrease in pre-tax, pre-credit costs income was driven by a $70.0 million or 7.6% decrease in net interest income resulting mainly from lower loan balances, partially offset by an $11.0 million or 4.2% increase in non-interest income and a $25.1 million or 3.5% decrease in core expenses. The decrease in core expenses reflects the impact of efficiency initiatives implemented during 2012 and 2011, including those announced in early 2011. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for further information.
Total loans ended the year at $19.54 billion, a $538.1 million or 2.7% decrease from a year ago. The decline in loan balances was driven by sales of distressed loans, charge-offs, and transfers to ORE. Excluding the impact of transfers to loans held-for-sale, charge-offs, and foreclosures, total loans increased $588.8 million in 2012 compared to a $370.9 million decline in 2011. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for further information.
Total deposits decreased by $1.35 billion since year-end 2011. The decrease was driven by a $690.4 million decline in brokered deposits and a $1.01 billion decline in non-brokered time deposits, as Synovus continued to reduce its utilization of funding from these sources through planned reductions during 2012. These declines were offset in part by growth in non-interest bearing demand deposit accounts of $298.7 million. At December 31, 2012, brokered deposits represented 5.2% of Synovus’ total deposits compared to 8.0% at December 31, 2011.
Total shareholders’ equity increased by $742.0 million to $3.57 billion at year-end 2012. The 2012 financial results position Synovus for the repayment of TARP to the U.S. Treasury under the CPP, no later than the end of 2013, subject to regulatory approval.  Management currently expects that this transaction will be funded primarily by Parent Company cash, dividends from Synovus Bank (subject to regulatory approval), and a combination of Parent Company debt and/or equity issuance. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" of this Report for further discussion regarding Synovus' Series A Preferred Stock and related repayment of TARP.
As part of its ongoing management of capital, Synovus will continue to identify, consider, and pursue additional strategic initiatives to bolster its capital position as deemed necessary, including strategies in connection with the Company's repayment of TARP and strategies that may be required to meet the requirements of Basel III and other regulatory initiatives regarding capital.

Consolidated Financial Highlights
A summary of Synovus’ financial performance for the years ended December 31, 2012 and 2011 is set forth in the table below.

Table 11 - Consolidated Financial Highlights
	Years Ended December 31,
(dollars in thousands, except per share data)	2012	2011	Change
Net interest income	$854,117	924,154	(7.6)%
Provision for loan losses	320,369	418,795	(23.5)
Non-interest income	313,966	338,874	(7.4)
Non-interest expense	816,237	903,765	(9.7)
Core expenses (1)	692,271	717,371	(3.5)
Income (loss) before income taxes	31,477	(59,532)	nm
Pre-tax, pre-credit costs income (1)	436,670	470,650	(7.2)
Net income (loss) available to controlling interest	830,209	(60,624)	nm
Net income (loss) available to common shareholders	771,506	(118,712)	nm
Net income (loss) available to common shareholders, basic	0.98	(0.15)	nm
Net income (loss) available to common shareholders, diluted	$0.85	(0.15)	nm

	December 31,
	2012	2011	Change
Loans, net of deferred fees and costs	$19,541,690	20,079,813	(2.7)%
Total deposits	21,057,044	22,411,752	(6.0)
Core deposits (1)	19,964,295	20,628,578	(3.2)
Core deposits excluding time deposits (1)	16,380,991	16,037,414	2.1

Net interest margin	3.50%	3.51	(1	) bp
Non-performing assets ratio	3.57	5.50	(193)
Past dues over 90 days	0.03	0.07	(4)
Net charge-off ratio	2.45	2.84	(39)

Tier 1 capital	$2,832,244	2,780,774	1.9%
Tier 1 common equity	1,865,662	1,824,493	2.3
Total risk-based capital	3,460,998	3,544,089	(2.3)
Tier 1 capital ratio	13.24%	12.94	30	bp
Tier 1 common equity ratio	8.72	8.49	23
Total risk-based capital ratio	16.18	16.49	(31)
Total shareholders’ equity to total assets ratio (2)	13.34	10.41	293
Tangible common equity to tangible assets ratio (1)	9.66	6.81	285
Tangible common equity to risk-weighted assets ratio (1)	12.07	8.60	347
Tangible book value per common share (1)(3) (4)	$2.95	2.02	46.0%

(1)	See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” of this Report for further information.

(2)	Total shareholders’ equity divided by total assets.

(3)	Excludes the carrying value of goodwill and other intangible assets from common equity and total assets.

(4)	Equity and common shares exclude impact of unexercised tangible equity units (tMEDS).

Critical Accounting Policies
The accounting and financial reporting policies of Synovus conform to GAAP and to general practices within the banking and financial services industries. Synovus has identified certain of its accounting policies as “critical accounting policies.” In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are applied in the application of these policies.
Allowance for Loan Losses
Synovus’ notes to consolidated financial statements 1 and 7 contain a discussion of the allowance for loan losses. The allowance for loan losses was $373.4 million at December 31, 2012, compared to $536.5 million at December 31, 2011.
The allowance for loan losses is a significant estimate and is regularly evaluated by Synovus, including the Credit Risk Committee, for accuracy and consistency between the changes in the allowance for loan losses with the credit trends and credit events in the loan portfolio. The allowance for loan losses is determined based on an analysis, which assesses the inherent risk for probable loss within the loan portfolio. Significant judgments and estimates are necessary in the determination of the allowance for loan losses. Significant judgments include, among others, loan risk ratings and classifications, the determination and measurement of impaired loans, the timing of loan charge-offs, the probability of loan defaults, the net loss exposure in the event of loan defaults, qualitative loss factors, management’s plans, if any, for disposition of certain loans, as well as other qualitative considerations. In determining an adequate allowance for loan losses, management makes numerous assumptions, estimates, and assessments, which are inherently subjective. The use of different estimates or assumptions could have a significant impact on the provision for loan losses, allowance for loan losses, non-performing loans, loan charge-offs, financial condition or results of operations. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for an expanded discussion of Synovus' methodologies, qualitative considerations, and key assumptions.
Deferred Taxes and Valuation Allowance
ASC 740-30-25 provides accounting guidance for determining when a company is required to record a valuation allowance on its deferred tax assets. A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered, including taxable income in prior carryback years, future reversals of existing temporary differences, tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. The predictability that future taxable income, exclusive of reversing temporary differences, will occur is the most subjective of these four sources. The presence of cumulative losses in recent years is considered negative evidence, making it difficult for a company to rely on future taxable income, exclusive of reversing temporary differences and carryforwards, as a reliable source of taxable income to realize a deferred tax asset. Judgment is a critical element in making this assessment. Changes in the valuation allowance that result from changes in circumstances that cause a change in judgment about the realization of deferred tax assets in future years are recorded through income tax expense.
Management assesses the valuation allowance recorded against deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence. At December 31, 2012, the Company is in a three-year cumulative loss position, which represents negative evidence. However, based on the weight of all the positive and negative evidence at December 31, 2012, management concluded that it was more likely than not that $806.4 million of the net deferred tax assets will be realized based upon future taxable income and therefore, reversed $802.8 million of the valuation allowance at December 31, 2012. The valuation allowance of $18.7 million at December 31, 2012, is related to specific state income tax credits and the benefit of specific state NOL carryforwards that have various expiration dates through the tax year 2018 and are expected to expire before they can be utilized. The reversal of the valuation allowance resulted in an income tax benefit of $802.8 million, or $0.88 per diluted common share, for the year ended December 31, 2012, and an increase in tangible book value per common share of $1.02.
The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management's conclusion at December 31, 2012 that it is more likely than not that the net deferred tax assets of $806.4 million will be realized is based upon management's estimate of future taxable income. Management's estimate of future taxable income is based on internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, the valuation allowance may need to be increased for some or all of the Company's deferred tax asset. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on our financial condition and results of operations.
Other Real Estate
Other real estate consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans. At foreclosure, ORE is recorded at the lower of cost or fair value less the estimated cost to sell, which establishes a new cost basis. Subsequent to foreclosure, ORE is evaluated quarterly and reported at fair value less estimated costs to sell, not to exceed the new cost basis, determined by review of current appraisals, as well as the review of comparable sales and other estimates of fair value obtained principally from independent sources, changes in absorption rates or market conditions from the time of the latest appraisal received or previous re-evaluation performed, and anticipated sales values considering management's plans for disposition. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its distressed asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate. Management reviews the fair value of other real estate each quarter and adjusts the values as appropriate.
Fair Value Measurements
Synovus reviews assets and liabilities that are either required or elected to be carried, reported, or disclosed at fair value; and determines the valuation of these instruments in accordance with FASB ASC Topic 820, Fair Value Measurements. Synovus assesses the fair value measurements of each instrument on a periodic basis, but no less than quarterly.
These fair value measurements consider the guidance in ASC 820, which provides a three-level framework for determining the appropriate fair value for a particular asset or liability. These levels require consideration of information, such as observable market prices, reported trades, broker quotes, various modeling techniques, including, in some cases, unobservable inputs.
Synovus selects the most appropriate technique for determining the fair value of the asset or liability. The various techniques described by ASC 820 require significant judgment, and results could vary materially, depending on the valuation method selected.
Fair value is measured either on a recurring basis, in which the fair value is the primary measure of accounting, or on a non-recurring basis, to measure items for potential impairment, or for disclosure purposes.
Assets and liabilities classified as Level 3 in the fair value hierarchy are generally less liquid and estimating their value requires inputs that are unobservable and require the application of significant judgment on behalf of management in order to determine the appropriate fair value of each of these instruments. As of December 31, 2012, Synovus reported $33.9 million of assets (or 0.1% of total assets) classified as Level 3, of which $30.7 million represented private equity investments. Also, as of December 31, 2012, Synovus reported $3.0 million of liabilities (or 0.1% of total liabilities) classified as Level 3 under ASC 820.
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 16 - Fair Value Accounting" of this Report for further discussion of Synovus' use of the various fair value methodologies and the types of assets and liabilities in which fair value accounting is applied.

Discussion of Financial Condition and Results of Operations
Investment Securities Available for Sale
The investment securities portfolio consists principally of debt securities classified as available for sale. Investment securities available for sale provide Synovus with a source of liquidity and a relatively stable source of income. The investment securities portfolio also provides management with a tool to balance the interest rate risk of its loan and deposit portfolios. See Table 13 for maturity and average yield information of the investment securities available for sale portfolio.
The investment strategy focuses on the use of the investment securities portfolio to generate interest income and to assist in the management of interest rate risk. Synovus held the portfolio duration at a relatively constant level for most of 2012 while the average balance of the portfolio increased from the prior year. The average duration of Synovus’ investment securities portfolio was 3.0 years at December 31, 2012 compared to 3.4 years at December 31, 2011. During the third quarter of 2011, Synovus implemented a repositioning of the investment securities portfolio. The primary purpose of this repositioning was to reduce prepayment risk in the mortgage-backed securities portfolio. This was accomplished by selling higher coupon, more prepayment sensitive mortgage-backed securities, and purchasing lower coupon mortgage-backed securities. In addition to these actions, Synovus sold selected short duration U.S. Treasury and corporate securities and reinvested the proceeds in moderate duration mortgage-backed securities.
Synovus also utilizes a significant portion of its investment portfolio to secure certain deposits and other liabilities requiring collateralization. At December 31, 2012, approximately $2.28 billion of these investment securities were pledged as required collateral for certain deposits, securities sold under repurchase agreements and payment network arrangements, as required by law and contractual agreements. The investment securities are primarily debt securities issued by U.S. government sponsored enterprises and mortgage-backed securities issued by GSEs, both of which have a high degree of liquidity and limited credit risk. A mortgage-backed security depends on the underlying pool of mortgage loans to provide a cash flow pass-through of principal and interest. At December 31, 2012, all of the collateralized mortgage obligations and mortgage-backed pass-through securities held by Synovus were issued or backed by federal agencies or government sponsored enterprises.
As of December 31, 2012 and 2011, the estimated fair value of investment securities available for sale as a percentage of their amortized cost was 101.7% and 102.1%, respectively. The investment securities available for sale portfolio had gross unrealized gains of $54.1 million and gross unrealized losses of $4.6 million, for a net unrealized gain of $49.5 million as of December 31, 2012. The investment securities available for sale portfolio had gross unrealized gains of $79.1 million and gross unrealized losses of $2.8 million, for a net unrealized gain of $76.3 million as of December 31, 2011. Shareholders’ equity included net unrealized gains of $17.1 million and $33.6 million on the available for sale portfolio as of December 31, 2012 and 2011, respectively.
During 2012 and 2011, the average balance of investment securities available for sale increased to $3.44 billion at December 31, 2012 from $3.34 billion at December 31, 2011. Synovus earned a taxable-equivalent rate of 1.97% and 3.24% for 2012 and 2011, respectively, on its investment securities available for sale portfolio. For the years ended December 31, 2012 and 2011, investment securities available for sale represented 14.04% and 12.63%, respectively, of interest earning assets.

Table 12 - Investment Securities Available for Sale
	December 31,
(in thousands)	2012	2011
U.S. Treasury securities	$356	426
U.S. Government agency securities	38,046	40,493
Securities issued by U.S. Government sponsored enterprises	293,310	675,421
Mortgage-backed securities issued by U.S. Government agencies	245,593	285,753
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,867,493	2,002,006
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	514,489	651,500
State and municipal securities	15,798	25,318
Equity securities	3,740	3,759
Other investments	2,287	5,449
Total fair value	$2,981,112	3,690,125

The calculation of weighted average yields for investment securities available for sale in displayed below is based on the amortized cost and effective yields of each security. The yield on state and municipal securities is computed on a taxable-equivalent basis using the statutory federal income tax rate of 35%. Maturity information is presented based upon contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 13 - Maturities and Weighted Average Yields of Investment Securities Available for Sale as of December 31, 2012
(dollars in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Fair Value
U.S. Treasury securities	$356	—	—	—	—	356
U.S. Government agency securities	—	1,433	34,185	2,428	—	38,046
Securities issued by U.S. Government sponsored enterprises	4,582	288,728	—	—	—	293,310
Mortgage-backed securities issued by U.S. Government agencies	3	286	1	245,303	—	245,593
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,158	10,532	1,443,976	410,827	—	1,867,493
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	—	541	513,948	—	514,489
State and municipal securities	3,308	6,661	2,051	3,778	—	15,798
Other investments	—	—	—	2,287	—	2,287
Securities with no stated maturity (equity securities)	—	—	—	—	3,740	3,740
Total	$10,407	307,640	1,480,754	1,178,571	3,740	2,981,112
Weighted Average Yield
U.S. Treasury securities	0.95%	—	—	—	—	0.95
U.S. Government agency securities	—	5.09	5.66	5.02	—	5.60
Securities issued by U.S. Government sponsored enterprises	4.83	1.10	—	—	—	1.16
Mortgage-backed securities issued by U.S. Government agencies	5.30	5.32	8.99	2.06	—	2.06
Mortgage-backed securities issued by U.S. Government sponsored enterprises	3.74	4.71	1.09	3.48	—	1.62
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	—	4.01	2.13	—	2.13
State and municipal securities	6.71	6.53	6.51	5.78	—	6.37
Other investments	—	—	—	4.07	—	4.07
Securities with no stated maturity (equity securities)	—	—	—	—	2.05	2.05
Total	5.08%	1.36	1.19	2.59	2.05	1.77

Other Loans Held for Sale
During the years ended December 31, 2012, 2011, and 2010, Synovus transferred loans with a carrying value immediately preceding the transfer totaling $999.6 million, $681.6 million, and $1.36 billion respectively, to other loans held for sale. Charge-offs recorded upon transfer of these loans to held for sale totaled $267.6 million, $194.9 million, and $405.0 million for the years ended December 31, 2012, 2011, and 2010, respectively. These charge-offs which resulted in a new cost basis (fair value less costs to sell) of $731.9 million, $486.7 million, and $959.3 million for the loans transferred during the years ended December 31, 2012, 2011, and 2010, respectively, were based on the fair value, less estimated costs to sell, of the loans at the time of transfer.

Mortgage Banking
Synovus’ wholly-owned subsidiary, Synovus Mortgage, originates residential mortgage loans with originations totaling $1.47 billion and $1.21 billion in 2012 and 2011, respectively. Synovus Mortgage offers various types of fixed-rate and adjustable-rate loans for the purpose of purchasing, refinancing, or constructing residential properties. The originated loans are substantially all conforming mortgage loans for owner-occupied properties. Conforming loans are loans that are underwritten in accordance with the underwriting standards set forth by government sponsored entities such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These loans are generally collateralized by 1-4 family residential real estate properties and are made to borrowers in good credit standing. These loans are primarily to borrowers in Synovus’ geographic market footprint.
Repurchase Obligations for Mortgage Loans Originated for Sale and Foreclosure Practices
Substantially all of the mortgage loans originated by Synovus Mortgage are sold to third-party purchasers on a servicing released basis, without recourse, or continuing involvement. These sales are typically effected as non-recourse loan sales to GSEs and non-GSE purchasers. Each purchaser of Synovus’ mortgage loans has specific guidelines and criteria for sellers of loans, and the risk of credit loss with regard to the principal amount of the loans sold is generally transferred to the purchasers upon sale. While the loans are sold without recourse, the purchase agreements require Synovus Mortgage to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that loans sold were in breach of these representations or warranties, Synovus Mortgage has obligations to either repurchase the loan at the unpaid principal balance and related investor fees or make the purchaser whole for the economic benefits of the loan.
To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with loans originated from 2005 through 2008. From January 1, 2005 through December 31, 2012, Synovus Mortgage originated and sold approximately $7.11 billion of first lien GSE eligible mortgage loans and approximately $3.10 billion of first and second lien non-GSE eligible mortgage loans. The total expense pertaining to losses from repurchases of mortgage loans previously sold, including amounts accrued in accordance with ASC 450, was $6.7 million, $4.1 million, and $1.3 million for the years ended December 31, 2012, 2011, and 2010, respectively. The total accrued liability related to mortgage repurchase claims was $5.2 million and $3.3 million, at December 31, 2012 and 2011, respectively.
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
At December 31, 2012 and December 31, 2011, Synovus had $2.94 billion and $3.03 billion, respectively, of home equity and consumer mortgage loans which are secured by first and second liens on residential properties. Of this amount, approximately $890 million and $905 million, respectively, consists of mortgages relating to properties in Florida and South Carolina which are states in which foreclosures proceed through the courts. To date, foreclosure activity in the home equity and consumer mortgage loan portfolio has been low. Any foreclosures on these loans are handled by designated Synovus personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Based on information currently available, management believes that it does not have significant exposure to faulty foreclosure practices. "Part I - Item 1A. Risk Factors - We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition."

Loans
The following table shows loans by portfolio class and as a percentage of total loans, net of deferred fees and costs, as of December 31, 2012 and 2011.

Table 14 - Loans by Portfolio Class	December 31,
	2012		2011
(dollars in thousands)	Total Loans	%(1)	Total Loans	%(1)
Investment properties	$4,376,118	22.4%	$4,557,313	22.7%
1-4 family properties	1,279,105	6.5	1,618,484	8.1
Land acquisition	794,229	4.1	1,094,821	5.4
Total commercial real estate	6,449,452	33.0	7,270,618	36.2
Commercial, financial, and agricultural	5,301,134	27.1	5,088,420	25.3
Owner-occupied	3,800,380	19.4	3,852,854	19.2
Total commercial and industrial	9,101,514	46.5	8,941,274	44.5
Home equity lines	1,542,397	7.9	1,619,585	8.1
Consumer mortgages	1,394,248	7.1	1,411,749	7.0
Credit cards	263,561	1.3	273,098	1.3
Small business	516,349	2.7	300,332	1.5
Other retail loans	294,542	1.5	275,143	1.4
Total retail	4,011,097	20.5	3,879,907	19.3
Deferred fees and costs, net	(20,373)	nm	(11,986)	nm
Total loans, net of deferred fees and costs	$19,541,690	100.0%	$20,079,813	100.0%

(1) Loan balance in each category is net of deferred fees and costs and is expressed as a percentage of total loans, net of deferred fees and costs.
nm - not meaningful
At December 31, 2012, total loans outstanding were $19.54 billion, a decrease of $538.1 million or 2.7% from 2011. The decline in loan balances was primarily impacted by a bulk sale of distressed assets completed during the fourth quarter of 2012, consisting primarily of commercial real estate loans, as well as other distressed asset dispositions completed during 2012, which cumulatively had a total book value of $734.2 million. Additionally, net loan growth (excluding the impact of transfers to held for sale, charge-offs, and foreclosures) for 2012 was approximately $589 million compared to net loan decline of approximately $371 million for 2011. Building on the continued strategy to reduce overall commercial real estate concentrations and grow the C&I and retail loan portfolios, the loan portfolio mix continued to improve with the commercial real estate portfolio representing 33.0% of total loans at December 31, 2012, down from 36.2% a year ago and a peak of approximately 45% in 2007. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for further information on net loan growth.
Commercial Loans
Total commercial loans at December 31, 2012 were $15.55 billion or 79.6% of the total loan portfolio, a decline of $660.9 million or 4.1% from December 31, 2011, resulting primarily from a bulk sale of distressed assets in the fourth quarter of 2012. The commercial loan portfolio consists of commercial and industrial loans and commercial real estate loans.
At December 31, 2012 and 2011, Synovus had 22 and 26 commercial loan relationships, respectively, with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at December 31, 2012 and 2011 was approximately $70 million and $67 million, respectively.
Commercial and Industrial (C&I) Loans
Total commercial and industrial loans at December 31, 2012 were $9.10 billion, or 46.5% of the total loan portfolio, compared to $8.94 billion, or 44.5%% of the total loan portfolio at December 31, 2011, an increase of $160.2 million, or 1.8% from 2011 due primarily to initiatives to grow this portion of the loan portfolio. The commercial and industrial loan portfolio represents the largest category of Synovus' total loan portfolio. This portfolio is currently concentrated on small to middle market commercial and industrial lending disbursed throughout a diverse group of industries in the Southeast. For more detailed information on the C&I portfolio by industry at December 31, 2012 see the table below, Commercial and Industrial Loans by Industry.

Table 15 - Commercial and Industrial Loans by Industry	December 31, 2012
(dollars in thousands)	Amount	%*
Health care and social assistance	$1,357,185	14.9%
Real estate other	771,487	8.5
Manufacturing	767,371	8.4
Retail trade	664,524	7.3
Real estate leasing	578,695	6.4
Wholesale trade	567,538	6.2
Finance and insurance	529,120	5.8
Construction	485,936	5.3
Accommodation and food services	451,130	5.0
Professional, scientific, and technical services	418,756	4.6
Agriculture, forestry, fishing, and hunting	290,762	3.2
Educational services	221,775	2.4
Transportation and warehousing	205,038	2.3
Arts, entertainment, and recreation	182,190	2.0
Other services	967,193	10.6
Other industries	642,814	7.1
Total commercial and industrial loans	$9,101,514	100.0%

* Loan balance in each category expressed as a percentage of total commercial and industrial loans.
During 2011, Synovus formed the Corporate Banking Group to complement its core banking talent and further diversify and grow the C&I portfolio.  Loans outstanding from the Corporate Banking Group increased to $1.22 billion at December 31, 2012, compared to $632.7 million at December 31, 2011.  The Corporate Banking Group provides lending solutions to larger corporate clients, and includes specialty units such as syndications and senior housing.  These units partner with Synovus' local bankers to build relationships across the five-state footprint, as well as the southeastern and southwestern United States. To date, loan syndications consist primarily of loans where Synovus is participating in the credit (versus the lead bank). Senior housing loans are typically extended to borrowers in the assisted living or skilled nursing facilities sectors. The Corporate Banking Group also originates loans and participates in loans to well-capitalized public companies and larger private companies that operate in the five-state footprint as well as other states in the Southeast.
At December 31, 2012, $3.80 billion, or 41.8% of the total commercial and industrial loans represent loans for the purpose of financing owner-occupied properties compared to $3.85 billion or 43.1% of the total commercial and industrial loans at December 31, 2011. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the real estate. These loans are predominately secured by owner-occupied and other real estate. Other types of collateral securing these loans consist primarily of marketable equipment, marketable inventory, accounts receivable, equity and debt securities, and time deposits.
At December 31, 2012, $5.30 billion, or 58.2% of the total commercial and industrial loans represent loans for the purpose of financing commercial, financial, and agricultural business activities compared to $5.09 billion or 56.9% of the total commercial and industrial loans at December 31, 2011 . The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, and other business assets.
Commercial Real Estate Loans
Total commercial real estate loans, which represent 33.0% of the total loan portfolio at December 31, 2012, were $6.45 billion, a decline of $821.2 million, or 11.3%, from December 31, 2011. The decline was primarily the result of a bulk sale of distressed assets completed during the fourth quarter of 2012. As shown in Table 14, the commercial real estate loan portfolio is diversified among various property types: investment properties, 1-4 family properties, and land acquisition.
Investment Properties Loans
Total investment properties loans as of December 31, 2012 were $4.38 billion, or 67.9% of the total commercial real estate loan portfolio, and 22.4% of the total loan portfolio, compared to $4.56 billion or, 62.7% of the total commercial real estate loan portfolio, and 22.7% of the total loan portfolio at December 31, 2011. Investment properties loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties.
The following table shows the principal components of the investment properties portfolio at December 31, 2012 and 2011.

Table 16 - Investment Properties Loan Portfolio
	December 31,
	2012		2011
(dollars in thousands)	Amount	%*	Amount	%*
Multi-family	$796,110	18.2%	$785,672	17.2%
Hotels	655,263	15.0	791,444	17.4
Office buildings	773,881	17.7	775,671	17.0
Shopping centers	896,869	20.5	979,288	21.5
Warehouses	538,157	12.3	286,954	6.3
Other investment property	489,325	11.2	489,086	10.7
Commercial development	226,513	5.2	449,198	9.9
Total investment properties loans	$4,376,118	100.0%	$4,557,313	100.0%

*Loan balance in each category expressed as a percentage of total investment properties loans.
1-4 Family Properties Loans
At December 31, 2012, 1-4 family properties loans declined to $1.28 billion, or 19.8% of the total commercial real estate portfolio, and 6.5% of the total loan portfolio, compared to $1.62 billion, or 22.3% of the total commercial real estate portfolio, and 8.1% of the total loan portfolio at December 31, 2011 primarily due to sales of distressed loans and charge-offs. 1-4 family properties loans include construction loans to homebuilders, commercial mortgage loans to real estate investors, and residential development loans to developers and are almost always secured by the underlying property being financed by such loans. Construction and residential development loans are interest-only loans and typically carry maturities of three years or less, and 1-4 family rental properties carry maturities of three to five years, with amortization periods of up to fifteen to twenty years. Although housing and real estate markets in the five southeastern states within Synovus' footprint are showing signs of stabilization, Synovus has actively worked to reduce its exposure (including its exposure in historically high loss markets such as Atlanta) to these types of loans.
Total residential construction and development loans (consisting of 1-4 family construction loans and residential development loans) were $413.3 million at December 31, 2012, a decline of $228.6 million or 35.6% from December 31, 2011. The decline was primarily driven by charge-offs and sales of distressed loans. Additionally, Synovus is not actively seeking to originate these types of loans.
Land Acquisition Loans
Total land acquisition loans were $794.2 million at December 31, 2012, or 4.1% of the total loan portfolio, a decline of 27.5% from December 31, 2011, primarily due to sale of distressed loans and charge-offs. Land acquisition loans are secured by land held for future development, typically in excess of one year. They have short-term maturities and are typically unamortized. These properties are substantially within the Synovus footprint and generally carry personal guarantees from the principals. They are underwritten based on the loan to value of the collateral and the capacity of the guarantor(s). This portfolio increased during the recession as land loans originally planned for development moved back into inventory for future development but has decreased over recent years as the exposure in this portfolio has been closely monitored and reduced primarily through asset dispositions and charge-offs.
Retail Loans
Total retail loans as of December 31, 2012 were $4.01 billion, or 20.5% of the total loan portfolio compared to $3.88 billion, or 19.3% of the total loan portfolio at December 31, 2011. Total retail loans increased by $131.2 million, or 3.4%, from December 31, 2011 due primarily to initiatives to grow this portion of the loan portfolio. The retail loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, HELOC, credit card loans, automobile loans, small business loans, and other retail loans. These various types of secured and unsecured retail loans are marketed to qualifying existing clients and to other creditworthy candidates in Synovus' market area. The majority of Synovus' retail loans are consumer mortgages and home equity lines secured by first and second liens on residential real estate primarily located in the markets served by Synovus in Georgia, Florida, South Carolina, Alabama, and Tennessee. Credit card loans totaled $263.6 million at December 31, 2012 and $273.1 million at December 31, 2011, including $67.6 million and $68.6 million of commercial credit card loans, respectively. These commercial credit card loans relate to Synovus' commercial and small business customers who utilize corporate credit cards for various business activities.

Small business loans at December 31, 2012 totaled $516.3 million, an increase of $216.0 million or 71.9% compared to December 31, 2011. The increase in small business loans is partially due to a reclassification of C&I loans which are now underwritten using a business credit scoring system and thus are reported as small business loans, a component of retail loans. During 2012, $58.0 million of these loans were reclassified from the C&I portfolio to retail small business loans. As these small business loans included as a component of commercial and industrial loans are renewed or refinanced, they will be classified as small business loans, a component of retail loans. See "Part I - Item 1.Business - Retail Loan Portfolio" of this Report for further information on retail loans.
The following table shows the retail loan portfolio by state at December 31, 2012 and 2011.

Table 17- Retail Loans by State(1)	December 31,
(in thousands)	2012	2011
Georgia(2)	$1,942,632	1,846,443
Florida	527,506	479,790
Alabama	702,608	708,591
Tennessee	270,811	278,589
South Carolina	567,540	566,494
Total retail loans	$4,011,097	3,879,907

(1) Loans are grouped by state based on where the loans were originated.
(2) Atlanta represents $504.0 million or 12.6% of total retail loans at December 31, 2012 and $429.2 million or 11.1% of total retail loans at December 31, 2011.
Risk levels 1-6 (descending) for retail loans are assigned based upon risk scores and are considered “pass” ratings. The retail loan portfolio is sent to a consumer credit reporting agency for a refresh of customers' credit scores at least annually to determine ongoing consistency or negative migration in the quality of the portfolio. As part of the refresh most recently updated as of December 31, 2012, revolving lines of credit were reviewed for a material change in financial circumstances and subsequently suspended for further advances when warranted. FICO scores within the retail residential real estate portfolio have generally remained stable since 2007.
Sub-prime loans are not a part of the retail lending strategy, and Synovus does not currently develop or offer specific sub-prime, alt-A, no documentation or stated income retail residential real estate loan products. Synovus estimates that, as of December 31, 2012, it has $146.5 million of retail residential real estate loans (5.0% of said portfolio and 0.8% of the total loan portfolio) with FICO scores at origination that were below Fannie Mae and Freddie Mac eligibility thresholds which could be considered sub-prime. While FICO scores are one key indicator of credit risk, Synovus makes retail residential real estate lending decisions based upon a number of key credit risk determinants including FICO scores as well as bankruptcy predictor scores, loan-to-value, and debt-to-income ratios. Through its mortgage subsidiary, Synovus previously originated Fannie Mae alt-A loans with the intent to sell these loans into the secondary market. Synovus no longer originates such loans and as of December 31, 2012 has $1.2 million of such loans remaining on its balance sheet.
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
At December 31, 2012 and December 31, 2011, weighted average FICO scores within the retail residential real estate portfolio were 757 and 751 (HELOC), respectively, and 735 and 736 (Consumer Mortgages), respectively. Total past dues within the retail residential real estate portfolio as of December 31, 2012 were 0.67% (HELOC) and 1.67% (Consumer Mortgages) compared to 0.84% (HELOC) and 2.01% (Consumer Mortgages) at December 31, 2011. The net charge-off ratios for the year ended December 31, 2012 were 1.19% (HELOC) and 1.30% (Consumer Mortgages) compared to 1.78% (HELOC) and 1.58% (Consumer Mortgages) for the year ended December 31, 2011.
Synovus has reviewed the Interagency Supervisory Guidance on Allowance for Loan and Lease Losses Estimation Practices for Loans and Lines of Credit Secured by Junior Liens on 1-4 Family Residential Properties published January 31, 2012. The guidance states that institutions should ensure that during the ALL estimation process, sufficient information is gathered to adequately assess the probable loss incurred within junior lien portfolios, and when an institution does not own or service the associated senior lien loans, it should use reasonably available tools to determine the payment status of the senior lien loans. Approximately $1.0 million in junior liens were classified as loss during 2012 as a result of this guidance.

During the third quarter of 2012, the OCC issued accounting guidance on single family residential loans discharged in Chapter 7 bankruptcy that were not reaffirmed by the borrower.  The guidance requires these loans to be classified as TDRs, regardless of payment performance, and the shortfall in collateral value should be classified as loss. Based on this guidance, approximately $4 million in loans were classified as accruing TDRs in 2012. An analysis of the fair value of collateral on loans that were not reaffirmed by the borrower determined that the current level of reserves carried on these loans was not significantly different from the collateral deficiencies. Loans that were less than 90 days past due were generally classified as accruing TDR's, and loans 90 days or more past due were generally classified as non-accruing TDR's.
See "Part I - Item 1.Business - Monitoring of Collateral and Loan Guarantees" of this Report for information on monitoring of collateral and loan guarantees.
The following table shows the composition of the loan portfolio at December 31, 2012, 2011, 2010, 2009, and 2008.

Table 18 - Five Year Composition of Loan Portfolio
	December 31,
	2012		2011		2010		2009		2008
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial
Commercial, financial, and agricultural	$5,301,134	27.1%	$5,088,420	25.3%	$5,267,861	24.4%	$6,003,735	23.7%	$6,747,928	24.2%
Owner-occupied	3,800,380	19.4	3,852,854	19.2	3,996,950	18.5	4,443,611	17.5	4,499,339	16.1
Real estate — construction	1,729,248	8.8	2,381,728	11.9	3,112,919	14.4	5,171,398	20.4	7,295,727	26.1
Real estate — mortgage	4,720,204	24.2	4,888,890	24.3	5,267,661	24.4	5,571,442	21.9	5,024,640	18.0
Total commercial	15,550,966	79.5	16,211,892	80.7	17,645,391	81.7	21,190,186	83.5	23,567,634	84.4
Retail
Real estate — mortgage	2,936,645	15.1	3,031,334	15.1	3,123,300	14.5	3,352,972	13.3	3,488,524	12.5
Retail loans — credit cards	263,561	1.3	273,098	1.3	284,970	1.3	294,126	1.2	295,055	1.0
Retail loans — other	810,891	4.1	575,475	2.9	542,538	2.5	565,132	2.1	606,347	2.2
Total retail	4,011,097	20.5	3,879,907	19.3	3,950,808	18.3	4,212,230	16.6	4,389,926	15.7
Total loans	19,562,063		20,091,799		21,596,199		25,402,416		27,957,560
Deferred fees and costs, net	(20,373)	nm	(11,986)	nm	(10,436)	nm	(19,348)	(0.1)	(37,383)	(0.1)
Total loans, net of deferred fees and costs	$19,541,690	100.0%	$20,079,813	100.0%	$21,585,763	100.0%	$25,383,068	100.0%	$27,920,177	100.0%

(1) Loan balance in each category is net of deferred fees and costs and is expressed as a percentage of total loans, net of deferred fees and costs.
nm - not meaningful

Other Real Estate
The carrying value of ORE was $150.3 million and $204.2 million at December 31, 2012 and 2011, respectively. The decline from 2011 was driven by fewer properties being transferred into other real estate, sales, and to a lesser extent, write-downs for declines in fair value subsequent to foreclosure. During the year ended December 31, 2012 and 2011, $155.8 million and $226.9 million, respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value. During the years ended December 31, 2012, 2011, and 2010, Synovus recognized foreclosed real estate expense, net, of $90.7 million, $133.6 million, and $163.6 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and net realized losses resulting from sales transactions totaling $73.9 million, $113.4 million, and $137.2 million for the year ended December 31, 2012, 2011, and 2010, respectively.
At foreclosure, ORE is recorded at the lower of cost or fair value less the estimated cost to sell, which establishes a new cost basis. Subsequent to foreclosure, ORE is evaluated quarterly and reported at fair value less estimated costs to sell, not to exceed the new cost basis, by review of current appraisals, as well as the review of comparable sales and other estimates of fair value obtained principally from independent sources, changes in absorption rates or market conditions from the time of the latest appraisal received or previous re-evaluation performed, and anticipated sales values considering management's plans for disposition. Additionally, as of December 31, 2012, the ORE carrying value of $150.3 million reflects cumulative write-downs totaling approximately $168 million, or 53% of the related loans' unpaid principal balance.
It is Synovus' objective to dispose of ORE properties in a timely manner and to maximize net sale proceeds. Synovus has a centralized managed assets division with the specialized skill set to facilitate this objective. While there is not a defined timeline for their sale, these ORE properties are actively marketed through unaffiliated third parties including real estate brokers and real estate auctioneers. Sales are made on an opportunistic basis as acceptable buyers and terms are identified. In addition, Synovus also sells ORE properties in bulk asset sales to unaffiliated third parties. In some cases, Synovus is approached by potential buyers of ORE properties, or Synovus may contact independent third parties who we believe might have an interest in an ORE property.

Goodwill
Goodwill is tested for impairment on an annual basis and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is reviewed for impairment annually as of June 30th of each year and at interim periods if indicators of impairment exist. At December 31, 2012, the carrying value of goodwill was $24.4 million, consisting of goodwill associated with two financial management services reporting units; $19.9 million of the goodwill is attributable to a reporting unit that is a provider of investment advisory services. The remaining goodwill of $4.5 million is attributable to the trust services reporting unit.
Annual Impairment Test
For our annual goodwill impairment test, a third party valuation was obtained on the investment advisory services reporting unit, which accounts for approximately 82% of the recorded goodwill. The fair value of this reporting unit was determined by equally weighting the income approach (50%) and market approach (50%) to assess goodwill for potential impairment at June 30, 2012. The income approach utilized a discounted cash flow method, which is based on the expected future cash flows of the reporting unit. The market approach measures values based on what other market participants have paid for assets that can be considered reasonably similar to those being valued.
The first step (Step 1) of impairment testing requires a comparison of each reporting unit's fair value to the carrying amount to identify potential impairment. At June 30, 2012, we completed the most recent annual goodwill impairment evaluation. The result of the Step 1 process indicated that goodwill at the investment advisory services reporting unit was not impaired, as the fair value of the reporting unit exceeded the respective estimated carrying value; therefore no further testing was required. The estimated fair value of this reporting unit using a weighted approach (income and market approach evenly weighted) was $23.9 million, which exceeded the carrying value of $22.5 million by $1.4 million, or 6%. The key assumptions that drove the fair value of this reporting unit under the income approach included projected revenue growth, projected EBITDA margin, projected growth in assets under management and assets under supervision, and the discount rate. The market approach determined the fair value of this reporting unit using comparisons of the reporting unit to publicly-traded companies with similar operations. Under this method, valuation multiples were: (1) derived from operating data of the selected guideline companies; (2) evaluated and adjusted based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies; and (3) applied to the operating data of the reporting unit to arrive at an indication of value.
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
Interim Impairment Test
Synovus also obtained a third party valuation to perform an interim impairment test of the investment advisory services reporting unit as of December 31, 2012. The interim test was performed due to the loss of certain assets under management, which resulted in lower than forecasted revenues. The results of the interim impairment test of the investment advisory services reporting unit indicated that goodwill at the investment advisory services reporting unit was not impaired, as the estimated fair value of the reporting unit exceeded the respective carrying value; therefore, no further testing was required. The estimated fair value in excess of the carrying value remained consistent with the June 30, 2012 assessment. The interim evaluation included an update to all assumptions used in the estimate of fair value of the reporting unit, bringing the calculation current. The calculation reflected a higher discount rate under the income approach, combined with management's revised forecast. Management revised its forecasted revenue growth, EBITDA margin, and growth in assets under management and assets under supervision to reflect current market conditions and changes in investment strategies among its clients and an estimate of the tax amortization benefit.
Changes in the aforementioned valuation assumptions, including a lower rate of revenue growth than expected and a lower than projected EBITDA margin improvement or a lower than expected tax amortization benefit, could have a negative effect on the fair value of this reporting unit, which in turn could result in an impairment charge to goodwill in future periods. See “Part I - Item 1A - Risk Factors - We may be required to record goodwill impairment charges in the future." of this Report.

Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the relative composition of deposits for 2012 and 2011. See Table 22 for information on average deposits including average rates paid in 2012 and 2011.

Table 19 - Composition of Deposits
(dollars in thousands)	2012	%(1)	2011	%(1)
Non-interest bearing demand deposits	$5,665,527	26.9%	$5,366,868	23.9%
Interest bearing demand deposits	4,016,209	19.1	3,613,060	16.1
Money market accounts, excluding brokered deposits	6,136,538	29.1	6,542,448	29.2
Savings deposits	562,717	2.7	515,038	2.3
Time deposits, excluding brokered deposits	3,583,304	17.0	4,591,164	20.5
Brokered deposits	1,092,749	5.2	1,783,174	8.0
Total deposits	21,057,044	100.0	22,411,752	100.0
Core deposits(2)	19,964,295	94.8	20,628,578	92.0
Core deposits excluding time deposits(2)	$16,380,991	77.8%	$16,037,414	71.6%

(1) Deposits balance in each category expressed as percentage of total deposits.
(2) See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” of this Report for further information.
Total deposits at December 31, 2012 decreased $1.35 billion, or 6.0% from December 31, 2011. The decline in total deposits was driven primarily by the continued planned reduction of brokered deposits and time deposits. Synovus currently anticipates that brokered and time deposits will stabilize during 2013. Total core deposits excluding time deposits at December 31, 2012 grew $343.6 million, or 2.1% from December 31, 2011 and non-interest bearing demand deposits as a percentage of total deposits increased to 26.9% at December 31, 2012 from 23.9% at December 31, 2011. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” of this Report for further information.
Time deposits of $100,000 and greater at December 31, 2012 and 2011 were $2.86 billion and $4.14 billion, respectively, and included brokered time deposits of $892.3 million and $1.56 billion, respectively. See Table 20 for the maturity distribution of time deposits of $100,000 or more. These larger deposits represented 13.6% and 18.5% of total deposits at December 31, 2012 and 2011, respectively, and included brokered time deposits which represented 4.2% and 7.0% of total deposits at December 31, 2012 and 2011, respectively.
At December 31, 2012, brokered deposits represented 5.2% of Synovus’ total deposits compared to 8.0% at December 31, 2011.
As a result of the Dodd-Frank Act, effective as of December 31, 2010, unlimited FDIC insurance coverage for non-interest bearing demand transaction accounts was extended through December 31, 2012. This component of the Dodd-Frank Act served to extend unlimited insurance coverage which was initially established by the TAGP. Insurance coverage for non-interest bearing demand deposits declined to $250,000 per depositor after December 31, 2012. As of the filing date of this Report, the expiration of this unlimited coverage has had a very modest effect on Synovus' deposit balances. Synovus' ability to retain these deposits will depend on numerous factors, including general economic conditions and the operating performance and credit quality of Synovus. See "Part I - Item 1A. Risk Factors - Regulation of the financial services industry continues to undergo major changes, and future legislation could increase our cost of doing business or harm our competitive position" of this Report.

The following table shows maturities of time deposits of $100,000 or more at December 31, 2012.

Table 20 - Maturity Distribution of Time Deposits of $100,000 or More
(in thousands)	December 31, 2012
3 months or less	$611,899
Over 3 months through 6 months	632,705
Over 6 months through 12 months	877,567
Over 12 months	738,297
Total outstanding	$2,860,468

Visa Shares and Related Agreement
Synovus is a member of the Visa USA network and received shares of Visa Class B common stock in exchange for its membership interest in Visa USA in conjunction with the Visa IPO in 2009. Visa members have indemnification obligations with respect to the Covered Litigation. Additionally, Visa Class B shares are subject to certain restrictions until the settlement of the Covered Litigation. As of December 31, 2012, the Covered Litigation had not been settled. Visa has established a litigation escrow to fund settlement of the Covered Litigation. The litigation escrow is funded by proceeds from Visa's conversion of Class B shares.
Synovus has recorded a contingent liability representing the estimate of the Company's exposure to the settlement of the Covered Litigation, via the Visa Derivative liability. A relatively high degree of subjectivity is used in estimating the fair value of the derivative liability. Management believes that the estimate of the fair value of the Visa Derivative liability is reasonable based on current information; however, future developments in the litigation could require potentially significant changes to the estimate.
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 19 - Visa Shares and Related Agreement" of this Report for further information.

Net Interest Income
The following table summarizes the components of net interest income for the years ended December 31, 2012, 2011 and 2010, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 35% federal income tax rate.

Table 21- Net Interest Income
	Years Ended December 31,
(in thousands)	2012	2011	2010
Interest income	$1,004,140	1,141,756	1,320,581
Taxable-equivalent adjustment	3,106	3,580	4,224
Interest income, taxable-equivalent	1,007,246	1,145,336	1,324,805
Interest expense	150,023	217,602	334,248
Net interest income, taxable-equivalent	$857,223	927,734	990,557

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
Net interest income is presented in this discussion on a tax-equivalent basis so that the income from assets exempt from federal income taxes is adjusted based on a statutory marginal federal tax rate of 35% in all years (see Table above). The net interest margin is defined as taxable-equivalent net interest income divided by average total interest earning assets and provides an indication of the efficiency of the earnings from balance sheet activities. The net interest margin is affected by changes in the spread between interest earning asset yields and interest bearing liability costs (spread rate), and by the percentage of interest earning assets funded by non-interest bearing funding sources.

Net interest income for 2012 was $854.1 million, down $70.0 million, or 7.6%, from 2011. On a taxable-equivalent basis, net interest income decreased $70.5 million, or 7.6%, from 2011. During 2012, average earning assets decreased $1.96 billion, or 7.4%, primarily as a result of a decrease in net loans and balances due from the Federal Reserve Bank.
Net interest income for 2011 was $924.2 million, down $62.2 million, or 6.3%, from 2010. On a taxable-equivalent basis, net interest income decreased $62.8 million, or 6.3%, from 2010. During 2011, average earning assets decreased $3.04 billion, or 10.3%, primarily the result of a decrease in net loans.
Net Interest Margin
The net interest margin was 3.50% for 2012, a decrease of 1 basis point from 2011. The yield on earning assets decreased 22 basis points to 4.11% and the effective cost of funds decreased 21 basis points to 0.61%. The effective cost of funds includes non-interest bearing funding sources primarily consisting of demand deposits.
The primary components of the yield on interest earning assets are loan yields, yields on investment securities, and the yield on balances held with the Federal Reserve Bank. During 2012, loan yields decreased 29 basis points to 4.80%. The decrease in loan yields was due to a continued decline in market interest rates and the downward repricing of maturing fixed rate loans, partially offset by an improvement in the negative impact of non-performing loans. Yields on investment securities decreased by 127 basis points due to continued declines in bond market yields and a significant increase in prepayment activity, which resulted in a higher level of purchased premium amortization. The year-over-year yield on investment securities was also negatively impacted by a repositioning of the portfolio completed during the third quarter of 2011. A key component of this repositioning was the sale of higher coupon, more payment sensitive MBS, and the purchase of lower coupon MBS. This action was deemed to be prudent in light of continued declines in rates and the expectation of a higher level of prepayment activity. While increasing the stability of cash flows, the short-term impact of selling higher coupon MBS is negative to the overall portfolio yield. The yield on balances held at the Federal Reserve Bank remained unchanged at 0.25% while the average balance decreased by $1.27 billion to a balance of $1.37 billion in 2012. Reducing these low yielding balances positively impacts realized earning asset yields. Synovus expects to further modestly reduce the average balances held at the Federal Reserve Bank during 2013.
The primary factors contributing to the 21 basis point decrease in the effective cost of funds during 2012 were a 38 basis point decrease in the cost of time deposits and a 30 basis point decrease in the cost of money market accounts. In addition to these factors, reduced utilization of brokered deposits and a continued deposit mix shift toward lower cost transaction accounts favorably impacted the effective cost of funds. Average non-interest bearing demand deposits, which increased by $425.7 million, or 8.4%, for 2012, funded 22.5% of average total interest earning assets in 2012 as compared to 19.2% during 2011.
The net interest margin was 3.51% for 2011, up 15 basis points from 2010. The yield on earning assets decreased 16 basis points to 4.33% while the effective cost of funds decreased by 31 basis points to 0.82%.
During 2011, loan yields decreased 8 basis points to 5.09%, due primarily to a continued decline in market interest rates and the downward repricing of maturing fixed-rate loans, and partially offset by an improvement in the negative impact of non-performing loans. Average net loans decreased $2.7 billion or 11.7% to $20.1 billion in 2011. Yields on investment securities decreased by 101 basis points primarily due to the continued declines in bond market yields and the reinvestment of cash flows from older, higher yielding securities. The yield on investment securities was also negatively impacted by the repositioning of the portfolio during the third quarter of 2011. The yield on balances held at the Federal Reserve Bank remained unchanged at 0.25%, while the average balance held at the Federal Reserve Bank decreased by $0.52 billion to $2.64 billion in 2011.
The primary factors contributing to the 31 basis point decrease in the effective cost of funds were a 36 basis point decrease in the cost of time deposits and a 30 basis point decrease in the cost of money market accounts. Additional factors that contributed to the decrease in the effective cost of funds in 2011 include growth in non-interest bearing demand deposit accounts, reduced utilization of brokered time deposits, and a continued deposit mix shift toward lower cost transaction accounts.

Table 22 - Average Balances, Interest, and Yields
	2012			2011			2010
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest earning assets:
Taxable loans, net(1)(2)	$19,645,210	919,945	4.68%	$20,563,724	1,014,144	4.93%	$23,480,939	1,166,045	4.97%
Tax-exempt loans, net(1)(2)(3)	145,767	7,576	5.20	153,181	8,110	5.29	143,173	7,891	5.51
Less Allowance for loan losses	469,714	—	—	649,024	—	—	899,015	—	—
Loans, net	19,321,263	927,521	4.80	20,067,881	1,022,254	5.09	22,725,097	1,173,936	5.17
Investment securities available for sale:
Taxable investment securities	3,419,556	66,416	1.94	3,309,981	106,010	3.20	3,045,501	127,669	4.19
Tax-exempt investment securities(3)	20,451	1,319	6.45	32,177	2,167	6.73	62,999	4,410	7.00
Total investment securities	3,440,007	67,735	1.97	3,342,158	108,177	3.24	3,108,500	132,079	4.25
Trading account assets	12,632	963	7.62	17,706	925	5.22	15,664	843	5.38
Interest earning deposits with banks	20,700	76	0.37	23,712	114	0.48	18,474	15	0.08
Due from Federal Reserve Bank	1,374,634	3,451	0.25	2,639,885	6,660	0.25	3,156,763	7,986	0.25
Federal funds sold and securities purchased under resale agreements	123,732	140	0.11	149,893	118	0.08	173,268	229	0.13
FHLB and Federal Reserve Bank stock	65,379	1,159	1.77	99,028	893	0.90	129,508	1,063	0.82
Mortgage loans held for sale	146,892	6,201	4.22	121,244	6,195	5.11	171,361	8,654	5.05
Total interest earning assets	24,505,239	1,007,246	4.11%	26,461,507	1,145,336	4.33%	29,498,635	1,324,805	4.49%
Cash and due from banks	450,965			437,648			526,301
Premises and equipment, net	479,878			502,390			565,896
Other real estate	198,295			261,369			237,773
Other assets(4)	734,944			849,279			1,137,575
Total assets	$26,369,321			$28,512,193			$31,966,180
Liabilities and Equity
Interest bearing liabilities:
Interest bearing demand deposits	$3,540,734	7,467	0.21%	$3,416,021	10,296	0.30%	$3,680,419	14,036	0.38%
Money market accounts	6,834,271	26,794	0.39	6,884,462	47,489	0.69	7,389,926	73,242	0.99
Savings deposits	551,803	598	0.11	513,123	679	0.13	486,176	705	0.15
Time deposits	5,062,826	60,890	1.20	7,320,737	115,420	1.58	10,350,182	200,344	1.94
Federal funds purchased and securities sold under repurchase agreements	320,338	614	0.19	389,582	1,064	0.27	480,700	1,921	0.40
Long-term debt	1,457,020	53,660	3.68	1,731,218	42,654	2.46	1,807,021	44,000	2.43
Total interest bearing liabilities	17,766,992	150,023	0.84%	20,255,143	217,602	1.07%	24,194,424	334,248	1.38%
Non-interest bearing demand deposits	5,507,895			5,082,164			4,315,353
Other liabilities	235,307			263,184			298,200
Equity	2,859,127			2,911,702			3,158,203
Total liabilities and equity	$26,369,321			$28,512,193			$31,966,180
Net interest income/margin		857,223	3.50%		927,734	3.51%		990,557	3.36%
Less Taxable-equivalent adjustment		3,106			3,580			4,224
Net interest income, actual		854,117			924,154			986,333

(1)	Average loans are shown net of deferred fees and costs. Non-performing loans are included.

(2)	Interest income includes loan fees as follows: 2012 — $19.8 million, 2011 — $17.3 million, and 2010 — $18.4 million.

(3)	Reflects taxable-equivalent adjustments, using the statutory federal tax rate of 35%, adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.

(4)
Includes average net unrealized gains on investment securities available for sale of $66.3 million, $98.6 million, and $129.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Table 23 - Rate/Volume Analysis	2012 Compared to 2011			2011 Compared to 2010
	Change Due to(1)			Change Due to(1)
(in thousands)	Volume	Yield/Rate	Net Change	Volume	Yield/Rate	Net Change
Interest earned on:
Taxable loans, net	$(45,283)	(48,916)	(94,199)	(144,986)	(6,915)	(151,901)
Tax-exempt loans, net(2)	(392)	(142)	(534)	551	(332)	219
Taxable investment securities	3,506	(43,100)	(39,594)	11,082	(32,741)	(21,659)
Tax-exempt investment securities(2)	(789)	(59)	(848)	(2,158)	(85)	(2,243)
Trading account assets	(265)	303	38	110	(28)	82
Interest earning deposits with banks	(14)	(24)	(38)	4	95	99
Due from Federal Reserve Bank	(3,163)	(46)	(3,209)	(1,292)	(34)	(1,326)
Federal funds sold and securities purchased under resale agreements	(21)	43	22	(30)	(82)	(112)
FHLB and Federal Reserve Bank stock	(303)	569	266	(250)	80	(170)
Mortgage loans held for sale	1,311	(1,305)	6	(2,531)	72	(2,459)
Total interest income	(45,413)	(92,677)	(138,090)	(139,500)	(39,970)	(179,470)

Interest paid on:
Interest bearing demand deposits	374	(3,203)	(2,829)	(1,005)	(2,735)	(3,740)
Money market accounts	(346)	(20,349)	(20,695)	(5,004)	(20,749)	(25,753)
Savings deposits	50	(131)	(81)	40	(67)	(27)
Time deposits	(35,675)	(18,855)	(54,530)	(58,771)	(26,153)	(84,924)
Federal funds purchased and securities sold under repurchase agreements	(187)	(263)	(450)	(364)	(493)	(857)
Other borrowed funds	(6,745)	17,751	11,006	(1,842)	496	(1,346)
Total interest expense	(42,529)	(25,050)	(67,579)	(66,946)	(49,701)	(116,647)
Net interest income	$(2,884)	(67,627)	(70,511)	(72,554)	9,731	(62,823)

(1)	The change in interest due to both rate and volume has been allocated to the yield/rate component.

(2)	Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35%, in adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.

Non-interest Income
The following table shows the principal components of non-interest income.

Table 24 - Non-interest Income
	Years Ended December 31,
(in thousands)	2012	2011	2010
Service charges on deposit accounts	$78,203	78,770	105,114
Fiduciary and asset management fees	42,503	45,809	44,142
Brokerage revenue	26,913	26,006	28,184
Mortgage banking income	32,272	20,316	33,334
Bankcard fees	34,075	41,493	41,420
Investment securities gains (losses), net	39,142	75,007	(1,271)
Other fee income	21,138	19,953	21,129
Increase (decrease) in fair value of private equity investments, net	8,233	(1,118)	7,203
Other non-interest income	31,487	32,638	26,092
Total non-interest income	$313,966	338,874	305,347

Total reported non-interest income was $314.0 million in 2012, down $24.9 million or 7.4% compared to 2011. Excluding securities gains, non-interest income increased by $11.0 million or 4.2% over the prior year. The comparison was impacted by the reduction in debit card interchange revenue from implementation of the Durbin Amendment on October 1, 2011. The impact of the Durbin Amendment was a reduction in debit card interchange revenues of approximately $17.0 million in 2012 compared to a reduction of approximately $5.0 million in 2011. During 2012, Synovus implemented fee income initiatives which contributed approximately $9.0 million in additional non-interest income during the year.
Principal Components of Non-interest Income
Service charges on deposit accounts were $78.2 million in 2012, a slight decrease of 0.7% from the previous year, and $78.8 million in 2011, a decrease of 25.1% from 2010. New fee income initiatives contributed approximately $4.2 million in additional revenues during 2012. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges.
NSF fees were $37.3 million in 2012, a decrease of $2.6 million, or 6.6%, from 2011. Account analysis fees were $20.5 million in 2012, down $1.5 million, or 6.7%, compared to 2011. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $20.4 million for 2012, an increase of $3.5 million, or 20.9%, compared to 2011. All other service charges included approximately $4.2 million from new fee income initiatives.
Fiduciary and asset management fees are derived from providing estate administration, employee benefit plan administration, personal trust, corporate trust, corporate bond, investment management and financial planning services. Fiduciary and asset management fees were $42.5 million in 2012, a decrease of 7.2% from 2011 primarily due to a decline in fees from trust services. Fiduciary and asset management fees increased 3.8% in 2011 over 2010.
At December 31, 2012, the market value of AUM was approximately $8.79 billion, an increase of 2.8% from 2011, and $8.55 billion at December 31, 2011, a decrease of 4.3% from 2010. Reported assets under management include approximately $276.1 million and $273.4 million at December 31, 2012 and 2011, respectively, of assets managed for certain Synovus employee retirement plans. Assets under management consist of all assets where Synovus has investment authority. Assets under advisement were approximately $2.46 billion and $3.19 billion at December 31, 2012 and 2011, respectively. Assets under advisement consist of non-managed assets as well as non-custody assets where Synovus earns a consulting fee. Assets under advisement at December 31, 2012 decreased 22.7% from 2011. Total assets under management and advisement were $11.25 billion at December 31, 2012 compared to $11.74 billion at December 31, 2011. Many of the fiduciary and asset management fee charges are based on asset values, and changes in these values directly impact fees earned.
Brokerage revenue was $26.9 million in 2012, a 3.5% increase from 2011, and $26.0 million in 2011, a 7.7% decrease from 2010. Brokerage revenue consists primarily of brokerage commissions. Brokerage assets were $3.93 billion and $3.71 billion as of December 31, 2012 and 2011, respectively.
Mortgage banking income increased $12.0 million or 58.9% for the year ended December 31, 2012 compared to 2011. Mortgage production volume was $1.47 billion for the year ended December 31, 2012, an increase of $266 million, or 22.1%, compared to 2011. As rates continued to be at or near historical lows, mortgage origination demand was higher in 2012 due primarily to an increased appetite for refinancing loans in an improving economy.
Bankcard fees decreased $7.4 million, or 17.9%, for the year ended December 31, 2012 compared to 2011. Bankcard fees consist primarily of credit card interchange fees and debit card interchange fees. Debit card interchange fees were $11.9 million, down 47.9% for the year ended December 31, 2012, compared to 2011. The debit card interchange fees for both 2011 and 2012 were impacted by the October 1, 2011 adoption of the Durbin Amendment discussed below. Additionally, during 2012, Synovus recorded a benefit of approximately $2.3 million due to a change in the debit card rewards program. Credit card interchange fees were $20.7 million, up $1.0 million, or 5.3%, for the year ended December 31, 2012 compared to 2011 primarily due to an increase in transaction volume.
Other fee income includes fees for letters of credit, safe deposit box fees, access fees for automatic teller machine use, customer swap dealer fees, and other miscellaneous fee-related income. Other fee income increased $1.2 million, or 5.9%, for the year ended December 31, 2012 compared to 2011 and included approximately $2.2 million from new income initiatives.
Private equity investments consist primarily of earnings on equity method investments in venture capital funds, and the income in 2012 consisted mostly of unrealized gains on various investments within the fund.
The main components of other non-interest income are income from company-owned life insurance policies, insurance commissions, card sponsorship fees and other miscellaneous items.
Impact from Regulatory Reform on Fee Income
During 2010 and 2011, regulations that reduce NSF fees and debit card interchange fee income became effective. On August 1, 2010, Regulation E became effective. This regulation limits the ability of a financial institution to assess an overdraft fee for paying automated teller machine and debit card transactions that overdraw a customer’s account unless the customer affirmatively consents, or opts-in, to the institution’s payment of overdrafts for these transactions. The impact to NSF fees from this regulation for 2011 and 2010 were decreases of approximately $16 million and $5 million, respectively. Also, on January 19, 2011, Synovus implemented certain processing changes as required by regulatory guidance that resulted in a decrease in NSF fees of approximately $13.0 million for the year ended December 31, 2011 with a full year impact in 2012 of approximately $13.6 million.
On October 1, 2011, certain provisions of the Dodd-Frank Act became effective. These provisions, commonly referred to as the “Durbin Amendment,” amended the Electronic Fund Transfer Act and required the Board of Governors of the Federal Reserve System to develop rules that implement, among other things, interchange fee restrictions on debit card transactions. The full year reduction in debit card interchange fee revenue resulting from these provisions was approximately $17.0 million in 2012 with a partial year impact of $5.0 million in 2011.
As described under the section titled "Principal Components of Non-interest Income," Synovus has implemented new fee income strategies to aid in partially offsetting the impact of regulatory reform. Future additional rulemaking or further regulatory changes could impact our ability to execute new strategies to replace fee income. See "Part I - Item 1A. Risk Factors - Regulation of the financial services industry continues to undergo major changes, and future legislation could increase our cost of doing business or harm our competitive position" of this Report.

Non-interest Expense
Non-interest expense for 2012 was $816.2 million, down $87.5 million, or 9.7%, from 2011 following a decline of $105.8 million or 10.5% in 2011 from 2010. Core expenses, which exclude Visa indemnification charges, restructuring charges, other credit costs and amounts from curtailment of post-retirement defined benefit plan, declined $25.1 million, or 3.5%, from 2011 and declined $95.3 million or 11.7% in 2011 from 2010 reflecting the impact of the efficiency savings initiatives implemented beginning in 2011. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation. Synovus remains focused on improving efficiencies while also strategically investing in talent and infrastructure that will drive growth and improve the customer experience.
The following table summarizes this data for the years ended December 31, 2012, 2011 and 2010.

Table 25 - Non-interest Expense
	Years Ended December 31,
(in thousands)	2012	2011	2010
Salaries and other personnel expense	$375,872	371,148	418,629
Net occupancy and equipment expense	105,575	114,037	122,046
FDIC insurance and other regulatory fees	45,408	59,063	69,480
Foreclosed real estate expense, net	90,655	133,570	163,630
Losses (gains) on other loans held for sale, net	4,681	(2,737)	3,050
Professional fees	41,307	40,585	45,554
Data processing expense	33,440	35,757	45,478
Visa indemnification charges	6,304	6,038	—
Restructuring charges	5,412	30,665	5,538
Loss (gain) on curtailment of post-retirement defined benefit plan	—	398	(7,092)
Other operating expenses	107,583	115,241	143,263
Total non-interest expense	$816,237	903,765	1,009,576

2012 vs. 2011
Total salaries and other personnel expense was $375.9 million in 2012, up $4.7 million, or 1.3% from 2011. Headcount decreased to 4,963 at December 31, 2012, down 261, or 5.0% from 5,224 employees at December 31, 2011. The expense savings realized from the decrease in headcount and decrease in employee insurance expense were offset by higher commission expense on mortgage banking and brokerage revenue, higher incentive compensation, and annual merit increases.
Net occupancy and equipment expense declined $8.5 million, or 7.4%, during 2012 primarily due to savings realized from ongoing efficiency initiatives, including the closing of 41 branches since January 2011.
FDIC insurance costs and other regulatory fees decreased $13.7 million, or 23.1% in 2012 compared to 2011 due to the favorable impact of continuing improved performance at Synovus Bank on the assessment rate and a decline in the assessment base.
Foreclosed real estate expense continued to decline during 2012. Foreclosed real estate costs decreased $42.9 million, or 32.1% in 2012. This decline was largely a result of lower ORE inventory due to a reduction in the level of foreclosures as well as lower charges due to declines in fair value. For further discussion of foreclosed real estate, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 9 - Other Real Estate" of this Report.
During 2012, Synovus recognized Visa indemnification charges of $6.3 million compared to $6.0 million in 2011. These charges are related to Synovus' obligations as a member of the Visa USA network. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Visa Shares and Related Agreement" of this Report for further discussion of Visa indemnification charges.
Restructuring charges of $5.4 million in 2012 are comprised of $3.8 million in severance charges, $1.3 million in asset impairment charges, and $306 thousand in professional fees. For further explanation of restructuring charges, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 3 - Restructuring Charges" of this Report.
Other operating expenses decreased $7.7 million, or 6.6%, during 2012 compared to 2011 with declines in most expense categories.
Synovus has achieved substantial progress in aligning operating costs with the current size of the organization, while continuing to make investments in talent and infrastructure that enhance the customer experience. A recently completed company-wide analysis of the Company's cost structure identified new expense savings initiatives of approximately $30 million to be implemented during 2013.
2011 vs. 2010
In January 2011, Synovus announced efficiency initiatives which were expected to generate expense savings of $75 million in 2011 (or annualized expense savings of $100 million by 2012), primarily through the reduction of approximately 850 positions and from the expected closing of 39 bank branch locations. Synovus implemented these initiatives during 2011 and exceeded the 2011 targeted impact of $75 million of expense savings. These actions consisted primarily of the elimination of approximately 850 positions and the closing of 31 bank branches. The 2011 expense reductions related to these initiatives were a key driver in the total reduction of core expenses of $95.3 million in 2011. These initiatives also resulted in the restructuring charges which are further described below.
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
Foreclosed real estate costs decreased $30.1 million, or 18.4%, in 2011. The decline was the result of a reduction in the level of foreclosures, a reduction in charges related to declines in fair value subsequent to foreclosure, and a reduction in losses on the disposition of foreclosed real estate. For further discussion of foreclosed real estate, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 9 - Other Real Estate" of this Report.
Data processing expense declined $9.7 million, or 21.4%, in 2011 compared to 2010. The decline was primarily driven by renegotiated and/or terminated provider services.
Restructuring charges of $30.7 million in 2011 are comprised of $17.6 million in severance charges, $5.7 million in asset impairment charges, $3.1 million in lease termination charges, and $4.2 million in professional fees and other charges. For further discussion of restructuring charges, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 3 - Restructuring Charges" of this Report.
Other operating expenses decreased $28.0 million or 19.6% from 2010 due to decreases in credit related expenses, as well as $4.7 million, or 38.2%, decrease in advertising expenses, and decreases in most all other expense categories.

Income Tax Expense
Income tax benefit was $798.7 million for the year ended December 31, 2012 compared to income tax expense of $1.3 million for the year ended December 31, 2011. The 2012 income tax benefit was primarily due to the $802.8 million income tax benefit recognized during the three months ended December 31, 2012 upon the reversal of the deferred tax asset valuation allowance. Income tax expense in 2011 was minimal because the Company recognized reductions to the deferred tax asset valuation allowance which offset current tax expense. In 2013, the Company expects to record income tax expense at an effective tax rate of approximately 36%. The actual effective income tax rate in future periods could be affected by items that are infrequent in nature such as new legislation and changes in the deferred tax asset valuation allowance. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of this Report for additional discussion regarding deferred income taxes.
At December 31, 2012, total deferred tax assets, net of valuation allowance, were $806.4 million compared to $2.1 million at December 31, 2011. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases including operating losses and tax credit carryforwards. Net deferred tax assets (deferred tax assets net of deferred tax liabilities and valuation allowance) are reported on the consolidated balance sheet as a component of total assets.

Management assesses the valuation allowance recorded against deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence. At December 31, 2012, the Company is in a three-year cumulative loss position, which represents negative evidence. However, based on the weight of all the positive and negative evidence at December 31, 2012, management concluded that it was more likely than not that $806.4 million of the net deferred tax assets will be realized based upon future taxable income and therefore, reversed $802.8 million of the valuation allowance at December 31, 2012. The valuation allowance of $18.7 million at December 31, 2012 is related to specific state income tax credits and the benefit of specific state NOL carryforwards that have various expiration dates through the tax year 2018 and are expected to expire before they can be utilized. The reversal of the valuation allowance resulted in an income tax benefit of $802.8 million, or $0.88 per diluted common share for the year ended December 31, 2012, and an increase in tangible book value per common share of $1.02.
The deferred tax asset valuation allowance was reversed in the fourth quarter of 2012 after the achievement of operating results for the fourth quarter and full year of 2012 demonstrated the continuation of profitable operating results, excluding the impact of the pre-tax charge of approximately $157 million from the discretionary distressed assets sales completed during the fourth quarter of 2012, marking the sixth consecutive quarter of profitable operating results. The fourth quarter of 2012 results also provided further validation of the positive credit quality trending improvements marking the twelfth consecutive quarter of such improvements. The pace of credit quality improvement accelerated during the fourth quarter of 2012 after the completion of the bulk sale of distressed assets. At December 31, 2012, Synovus Bank's classified asset ratio as a percentage of Tier 1 Capital and the allowance for loan losses improved to 38.07% from 50.65% at September 30, 2012 and 62.51% at December 31, 2011. The consolidated classified asset ratio improved to 44.83% at December 31, 2012 from 58.65% and 70.27% at September 30, 2012 and December 31, 2011, respectively.
In addition, the achievement of operating results for the fourth quarter and full year of 2012 consistent with management's forecast for these periods, excluding the impact of the pre-tax charge of approximately $157 million from the discretionary sales of distressed assets in the fourth quarter 2012, provides further evidence of the Company's ability to produce reliable forecasts, and strengthens the weight of the positive evidence that forecasted future taxable income will be sufficient to realize the $806.4 million net deferred tax asset at December 31, 2012. The positive evidence related to the forecasted future taxable income assists in overcoming the weight of the negative evidence related to the significant operating losses recognized as a result of the recent financial crisis and adds to the overall weight of positive evidence that the December 31, 2012 deferred tax asset is more likely than not realizable. Prior to the fourth quarter of 2012, the Company was unable to conclude that there was sufficient evidence to support that the deferred tax asset was more likely than not realizable and to support the reversal of the deferred tax asset valuation allowance.
The Company is currently in a three-year cumulative loss position which is considered negative evidence. The three-year cumulative loss position was driven by significant credit losses experienced during the recent crisis. While there have been significant improvements in credit quality trending, problem loans remain at elevated levels.
The positive evidence at December 31, 2012 included the Company's significantly improved credit risk profile and the continued improving trends in credit quality, continued profitability in recent quarters, credit risk policy enhancements which reduce exposure to credit risk through concentration limits by loan type, exposure limits to single borrowers, among others, record of long-term positive earnings prior to the recent economic downturn, the Company's strong capital position, as well as sufficient amounts of estimated future taxable income, of the appropriate character, to support the realization of $806.4 million of the Company's net deferred tax asset at December 31, 2012. Management's confidence in the realization of projected future taxable income is based on an analysis of the Company's risk profile and recent trends in financial performance, including credit quality trends. Based upon the 2012 level of income, excluding both the impact of the pre-tax charge of approximately $157 million from the fourth quarter sales of distressed assets and the pre-tax 2012 net gain on the sales of securities, the Company would realize the $806.4 million in net deferred tax assets in 14 years, which is well within the statutory carryforward periods. The Company expects to generate higher levels of future taxable income than these levels. In determining whether management's projections of future taxable income are reliable, management considered objective evidence supporting the forecast assumptions as well as recent experience which demonstrates the Company's ability to reasonably project future results of operations. The analysis showed that credit losses will continue to be at elevated levels but will continue to trend downward, and that credit quality indicators will continue to improve. Further, while the banking environment is expected to remain challenging due to economic and other uncertainties, the Company believes that it can confidently forecast future taxable income at sufficient levels over the future period of time that the Company has available to realize its December 31, 2012 deferred tax asset.
Synovus expects to realize the $806.4 million in net deferred tax assets well in advance of the statutory carryforward period. At December 31, 2012, approximately $189.6 million of existing deferred tax assets are not related to net operating losses or credits and therefore, have no expiration date. Approximately $519.8 million of the remaining deferred tax assets relate to federal net operating losses which will expire in annual installments beginning in 2028 through 2032. Additionally, approximately $71.1 million of the deferred tax assets relate to state net operating losses which will expire in annual installments beginning in 2013 through 2032. Tax credit carryforwards at December 31, 2012 include federal alternative minimum tax credits totaling $19.1 million which have an unlimited carryforward period. Other federal and state tax credits at December 31, 2012 total $25.5 million and will expire in annual installments beginning in 2013 through 2032.
Several legislative proposals have each called for lowering the current 35% federal corporate income tax rate. If the corporate income tax rate is lowered, it would reduce the value of the deferred tax assets which would result in additional income tax expense in the period that such lower rate is enacted. Changes in future enacted income tax rates could be significant to the Company's financial position, results of operations, or cash flows. See “Part I - Item 1A. Risk Factors - While we recently reversed the valuation allowance for our deferred tax assets, we may not be able to realize these assets in the future and they may be subject to additional valuation allowances, which could adversely affect our operating results and regulatory capital ratios."
The Tax Reform Act of 1986 contains provisions that limit the utilization of NOLs if there has been an “ownership change” as defined in Section 382 of the IRC. In general, this would occur if certain ownership changes related to our common stock that is held by 5% or greater shareholders exceed 50 percent measured over a rolling three year period. If we experience such an ownership change, our utilization of NOLs to reduce future federal income tax obligations could be limited. To reduce the likelihood of such an ownership change, Synovus adopted a Rights Plan in 2010 that was ratified by Synovus shareholders in 2011. The Rights Plan will expire in April of 2013. The Board of Directors could determine to extend the term of the Rights Plan upon the expiration of its current term or adopt another Rights Plan, subject to subsequent ratification by Synovus shareholders, if it is determined that the NOLs are at risk of limitation under Section 382 or that such action is otherwise in the best interest of Synovus' shareholders.

Credit Quality
During 2012, credit quality has improved at an accelerated pace as NPAs, NPLs, net charge-offs, substandard accruing loans, and special mention loans all decreased significantly from 2011 levels.

Non-performing Assets
Total NPAs were $703.1 million at December 31, 2012, a $414.4 million or 37.1% decrease from $1.12 billion at December 31, 2011. Non-performing assets, which are at their lowest level in almost five years (since the first quarter of 2008), were primarily impacted by asset dispositions, lower NPL inflows, and net charge-offs. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate declined to 3.57% at December 31, 2012 compared to 5.50% at December 31, 2011. NPAs are expected to continue to decline in 2013.
Non-performing loans were $543.3 million at December 31, 2012, a $339.7 million or 38.5% decrease from $883.0 million at December 31, 2011. The decline in 2012 was driven by distressed loan sales (which includes some performing loans) of $734.2 million and a $307.4 million or 32.4% decrease in NPL inflows. CRE NPLs decreased by $171.6 million or 32.5% from 2011 and accounted for 50.5% of the total 2012 decrease in NPLs. Total non-performing loans as a percentage of total loans were 2.78% at December 31, 2012 compared to 4.40% at December 31, 2011. Interest income on non-accrual loans outstanding at December 31, 2012 and 2011 that would have been recorded if the loans had been current and performed in accordance with their original terms was $30.2 million and $71.3 million, respectively.
During the recent credit crisis, the residential construction and development and land acquisition portfolio experienced a higher level of NPLs and losses than any other loan category. From 2008 through 2012, this portfolio had $2.07 billion in losses, which was approximately 47% of all losses during this period of time. The exposure from this portfolio has declined significantly as the performing loans in this portfolio have decreased over 83% from a peak of $5.88 billion, or 22% of total performing loans at the end of 2007 to $970.5 million or 5% of total performing loans at the end of 2012. NPLs in this portfolio have also decreased $136.7 million or 36.6% from $373.8 million at December 31, 2011 to $237.1 million at December 31, 2012. Synovus is generally not actively seeking to originate these types of loans, and is continuing to closely monitor and reduce the remaining exposure in this portfolio.

The following table shows the composition of the residential construction and development and land acquisition portfolio by state at December 31, 2012 and 2011.

Table 26 - Composition of Residential Construction and Development and Land Acquisition Portfolio by State(1)
	December 31, 2012
(in thousands)	Non-performing Loans	Performing Loans	Total Loans
Georgia(2)	$188,699	512,064	700,763
Florida	20,165	145,517	165,682
South Carolina	10,573	146,644	157,217
Tennessee	892	21,059	21,951
Alabama	16,740	145,179	161,919
Total	$237,069	970,463	1,207,532

	December 31, 2011
(dollars in thousands)	Non-performing Loans	Performing Loans	Total Loans
Georgia(3)	214,852	716,288	931,140
Florida	59,898	161,214	221,112
South Carolina	69,805	249,768	319,573
Tennessee	3,447	23,541	26,988
Alabama	25,809	212,131	237,940
Total	373,811	1,362,942	1,736,753

(1) Loans are grouped by state based on where the loans were originated.
(2) Atlanta represents $253,794 of total residential construction and development and land acquisition loans, $222,063 of performing residential construction and development and land acquisition loans, and $31,731 of non-performing residential construction and development and land acquisition loans.
(3)Atlanta represents $397,462 of total residential construction and development and land acquisition loans, $267,454 of performing residential construction and development and land acquisition loans, and $130,008 of non-performing residential construction and development and land acquisition loans.
ORE was $150.3 million at December 31, 2012, down $54.0 million or 26.4% from $204.2 million at December 31, 2011. The decline from 2011 was driven by fewer properties being transferred into other real estate, sales, and to a lesser extent, write-downs for declines in fair value subsequent to foreclosure. ORE sales for 2012 were $184.5 million compared to $216.9 million in 2011. Residential construction and development and land acquisition ORE of $84.2 million represents 56.0% of ORE at December 31, 2012 and decreased by $32.5 million or 27.8% from $116.6 million at December 31, 2011.
The following table shows the components of NPAs by portfolio class at December 31, 2012 and 2011.

Table 27 - NPAs by Portfolio Class
	December 31,
	2012				2011
(in thousands)	NPLs(1)	Impaired Loans Held for Sale	ORE	Total NPAs(2)	NPLs(1)	Impaired Loans Held for Sale	ORE	Total NPAs(2)
Investment properties	$91,868	74	10,011	101,953	95,766	5,814	28,828	130,408
1-4 family properties	72,578	3,774	54,070	130,422	197,584	14,262	77,395	289,241
Land acquisition	191,475	3,571	41,094	236,140	234,151	5,172	48,987	288,310
Total commercial real estate	355,921	7,419	105,175	468,515	527,501	25,248	155,210	707,959
Commercial and industrial	122,961	2,036	33,967	158,964	267,600	4,908	34,547	307,055
Retail	64,451	—	11,129	75,580	87,920	—	14,475	102,395
Total	$543,333	9,455	150,271	703,059	883,021	30,156	204,232	1,117,409

(1) NPL ratio is 2.78% and 4.40% at December 31, 2012 and 2011, respectively.
(2) NPA ratio is 3.57% and 5.50% at December 31, 2012 and 2011, respectively.

NPL inflows declined $307.4 million or 32.4% from $948.8 million for 2011 to $641.4 million for 2012. For more detailed information on NPL inflows for 2012 and 2011, refer to the table below, NPL Inflows by Portfolio Class. NPL inflows are expected to continue to decline during 2013.
The following table shows NPL inflows by portfolio class for the years ended December 31, 2012 and 2011.

Table 28- NPL Inflows by Portfolio Class	Years Ended December 31,
(in thousands)	2012	2011
Investment properties	$164,441	158,048
1-4 family properties	84,174	191,277
Land acquisition	196,337	197,186
Total commercial real estate	444,952	546,511
Commercial and industrial	119,576	291,112
Retail	76,878	111,178
Total NPL inflows	$641,406	948,801

Asset Dispositions
During 2009, the Company began its asset disposition strategy, which centers around disposition of distressed assets, as a proactive measure in managing the loan portfolio. Subsequent to the implementation of the asset disposition strategy, Synovus entered into the Synovus MOU. The Synovus MOU was in alignment with the existing asset disposition strategy, including managing various asset quality and regulatory capital ratios. During 2012, Synovus continued to decrease the level of distressed assets through dispositions. In the fourth quarter of 2012, Synovus completed distressed asset sales with a carrying value of $545.5 million, which primarily consisted of a bulk sale, and resulted in pre-tax charges of approximately $157 million. During 2012, 2011 and 2010, Synovus completed sales of distressed assets with total carrying values of $918.8 million, $702.5 million, and $1.22 billion, respectively. Net charge-offs recorded during the years ended December 31, 2012, 2011 and 2010 related to this strategy were approximately $694 million. See Table 35 for further details regarding the Company's net charge-off activity.
Troubled Debt Restructurings
When borrowers are experiencing financial difficulties, the Company may, in order to assist the borrowers in repaying the principal and interest owed to the Company, make certain modifications to the borrower's loan. All loan modifications and renewals are evaluated for troubled debt restructuring (TDR) classification. In accordance with ASU 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, issued in April 2011, a TDR is defined as a modification with a borrower that is experiencing financial difficulties, and the company has granted a financial concession that it would not normally make. The market interest rate concept in ASU 2011-02 states that if a borrower does not otherwise have access to funds at a market interest rates for debt with characteristics similar to those of the restructured debt, the restructuring would be considered to be at a below-market rate, which indicates that the lender may have granted a concession. Since Synovus often increases or maintains the interest rate upon renewal of a commercial loan, including renewals of loans involving borrowers experiencing financial difficulties, the market rate concept has become a significant factor in determining if a loan is classified as a TDR. All TDR's are considered to be impaired loans, and the amount of impairment, if any, is determined in accordance with ASC 310-10-35, Accounting By Creditors for Impairment of a Loan-an amendment of FASB Statements No. 5, ASC 450-20, and No. 15, ASC 310-40.
Concessions provided by Synovus in a TDR are generally made in order to assist borrowers so that debt service is not interrupted and to mitigate the potential for loan losses. A number of factors are reviewed when a loan is renewed, refinanced, or modified, including cash flows, collateral values, guarantees, and loan structures. Concessions are primarily in the form of providing a below market interest rate given the borrower's credit risk to assist the borrower in managing cash flows, an extension of the maturity of the loan generally for less than one year, or a period of time generally less than one year with a reduction of required principal and/or interest payments (e.g., interest only for a period of time). These types of concessions may be made during the term of a loan or upon the maturity of a loan, as a loan renewal. Renewals of loans made to borrowers experiencing financial difficulties are evaluated for TDR designation by determining if concessions are being granted, including consideration of whether the renewed loan has an interest rate that is at market, given the credit risk related to the loan. Insignificant periods of reduction of principal and/or interest payments, or one time deferrals of three months or less, are generally not considered to be financial concessions. Further, it is generally Synovus' practice not to defer principal and/or interest for more than twelve months.
Since 2009, for consumer real estate borrowers experiencing financial difficulties that evidence that current monthly payments are unsustainable, Synovus has been providing through its consumer real estate home affordability program (HAP), a below market interest rate given the borrower's credit risk and/or an extension of the maturity and amortization period beyond loan policy limits for renewed loans. All consumer loans restructured or modified under HAP are TDRs. As of December 31, 2012, there were $26.4 million in accruing TDRs that were part of the HAP program.
Non-accruing TDRs may generally be returned to accrual status if there has been a period of performance, usually at least a six month sustained period of repayment performance by the borrower. Consistent with regulatory guidance, a TDR will generally no longer be reported as a TDR after a period of performance which is generally a minimum of six months and after the loan has been reported as a TDR at a year-end reporting date, and if at the time of the modification, the interest rate was at market, considering the credit risk associated with the borrower.
At December 31, 2012, troubled debt restructurings (accruing and non-accruing) were $767.8 million, a decrease of $114.6 million or 13.0% compared to December 31, 2011. Accruing TDRs were $673.4 million at December 31, 2012 compared to $668.5 million at December 31, 2011. At December 31, 2012, the allowance for loan losses allocated to these accruing TDRs was $41.4 million compared to $60.7 million at December 31, 2011. The allowance for loan losses allocated to accruing TDRs has declined due to the increased level of pass and special mention accruing TDRs. Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At December 31, 2012 and 2011, approximately 99% and 98% of accruing TDRs were current, respectively. The table below shows accruing TDRs by grade at December 31, 2012 and 2011.

Table 29 - Accruing TDRs by Risk Grade	December 31,
	2012		2011
(dollars in thousands)	Amount	%	Amount	%
Pass	$145,435	21.6%	$84,150	12.6%
Special mention	248,661	36.9	218,276	32.6
Substandard accruing	279,287	41.5	366,046	54.8
Total accruing TDRs	$673,383	100.0%	$668,472	100.0%

The following table shows accruing TDRs and the allowance for loan losses on accruing TDRs by portfolio class and the aging of accruing TDRs by portfolio class at December 31, 2012 and 2011.

Table 30 - Accruing TDRs Aging and Allowance for Loan Losses by Portfolio Class
	December 31, 2012
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$179,832	1,230	—	181,062	10,721
1-4 family properties	107,813	336	—	108,149	10,329
Land acquisition	82,234	1,557	—	83,791	5,949
Total commercial real estate	369,879	3,123	—	373,002	26,999
Commercial and industrial	231,708	3,079	—	234,787	13,018
Home equity lines	8,696	—	—	8,696	195
Consumer mortgages	47,422	1,570	—	48,992	880
Credit cards	—	—	—	—	—
Small business	2,647	686	—	3,333	184
Other retail loans	4,064	509	—	4,573	74
Total retail	62,829	2,765	—	65,594	1,333
Total accruing TDRs	$664,416	8,967	—	673,383	41,350

	December 31, 2011
(dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	204,594	2,033	—	206,627	16,786
1-4 family properties	132,441	2,333	—	134,774	15,001
Land acquisition	80,844	400	—	81,244	11,454
Total commercial real estate	417,879	4,766	—	422,645	43,241
Commercial and industrial	202,593	1,423	2,273	206,289	16,604
Home equity lines	6,503	—	238	6,741	66
Consumer mortgages	29,409	1,687	—	31,096	752
Credit cards	—	—	—	—	—
Small business	156	—	—	156	4
Other retail loans	1,415	130	—	1,545	38
Total retail	37,483	1,817	238	39,538	860
Total accruing TDRs	657,955	8,006	2,511	668,472	60,705

The following table shows non-accruing TDRs by portfolio class at December 31, 2012 and 2011.

Table 31- Non-accruing TDRs by Portfolio Class	December 31,
(dollars in thousands)	2012	2011
Investment properties	$11,812	34,307
1-4 family properties	26,084	51,615
Land acquisition	31,573	51,788
Total commercial real estate	69,469	137,710
Commercial and industrial	19,053	67,714
Home equity lines	992	1,802
Consumer mortgages	3,352	6,672
Small business	1,062	—
Other retail loans	467	25
Total retail	5,873	8,499
Total non-accruing TDRs	$94,395	213,923

See "Part II - Item 8. Financial Statements and Supplementary Data - Note 7 - Loans and Allowance for Loan Losses" of this Report for further information.
Past Due Loans
Loans past due 90 days or more, which based on a determination of collectability are accruing interest, are classified as past due loans. Synovus’ historical and current policy prohibits making additional loans to a borrower, or any related interest of a borrower, who is on nonaccrual status except under certain workout plans and if such extension of credit aids with loss mitigation. Additionally, Synovus’ historical and current policy discourages making additional loans to a borrower or any related interest of the borrower who has a loan that is past due as to principal or interest more than 90 days and remains on accruing status.
Past due loans have remained at historically low levels for the past two years. As a percentage of total loans outstanding, loans 90 days past due and still accruing interest were 0.03% and 0.07% at December 31, 2012 and 2011, respectively. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments. As a percentage of total loans outstanding, loans 30 or more days past due and still accruing interest were 0.54% and 0.74% at December 31, 2012 and 2011, respectively, with improvements in every category.
The following table shows the aging of past due loans by portfolio class at December 31, 2012 and 2011.

Table 32 - Loans Past Due by Portfolio Class
	December 31,
	2012				2011
(dollars in thousands)	30-89 Days Past Due		90+ Days Past Due		30-89 Days Past Due		90+ Days Past Due
	Amount	%	Amount	%	Amount	%	Amount	%
Investment properties	$5,436	0.12%	$798	0.02%	$10,866	0.24%	$54	—%
1-4 family properties	13,053	1.02	41	—	23,480	1.45	642	0.04
Land acquisition	3,422	0.43	298	0.04	5,299	0.48	350	0.03
Total commercial real estate	21,911	0.34	1,137	0.02	39,645	0.55	1,046	0.01
Commercial and industrial	33,526	0.37	906	0.01	49,826	0.56	5,036	0.06
Home equity lines	9,555	0.62	705	0.05	12,893	0.80	664	0.04
Consumer mortgages	21,961	1.58	1,288	0.09	23,213	1.64	5,130	0.36
Credit cards	2,450	0.93	2,413	0.92	3,113	1.14	2,474	0.91
Small business	4,935	0.96	338	0.07	3,254	1.08	147	0.05
Other retail loans	3,676	1.25	24	0.01	2,976	1.08	24	0.01
Total retail	42,577	1.06	4,768	0.12	45,449	1.17	8,439	0.22
Total loans past due	$98,014	0.50%	$6,811	0.03%	$134,920	0.67%	$14,521	0.07%

Substandard Accruing and Special Mention Loans
Substandard accruing loans are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Loans with this classification are characterized by the distinct possibility that Synovus will sustain some loss if the deficiencies are not corrected. At December 31, 2012, substandard accruing loans totaled $672.6 million compared to $1.18 billion at December 31, 2011, a decrease of $503.6 million or 42.8%.
The following table shows substandard accruing loans by portfolio class at December 31, 2012 and 2011.

Table 33 - Substandard Accruing Loans by Portfolio Class	December 31,
(dollars in thousands)	2012	2011
Investment properties	$161,616	240,175
1-4 family properties	106,166	174,665
Land acquisition	42,247	227,512
Total commercial real estate	310,029	642,352
Commercial and industrial	336,913	498,658
Home equity lines	13,927	16,088
Consumer mortgages	—	10,106
Credit cards	3,367	2,474
Small business	6,308	2,522
Other retail loans	2,042	3,964
Total retail	25,644	35,154
Total substandard accruing loans	$672,586	1,176,164

Special mention loans have potential weaknesses that deserve management's close attention but are not adversely classified and do not expose Synovus to sufficient risk to warrant an adverse classification. Special mention loans steadily declined throughout 2012. At December 31, 2012, special mention loans totaled $1.38 billion ($804.4 million of commercial real estate loans and $572.6 million of commercial and industrial loans) compared to $2.09 billion ($1.18 billion of commercial real estate loans and $909.3 billion of commercial and industrial loans) at December 31, 2011, a decrease of $712.3 million, or 34.1% from 2011. Special mention and substandard accruing loans in the residential C&D and land acquisition category declined $276.3 million, or 47.7% from $579.5 million in 2011 to $303.2 million in 2012.
The following table shows special mention loans by portfolio class at December 31, 2012 and 2011.

Table 34 - Special Mention Loans by Portfolio Class	December 31,
(in thousands)	2012	2011
Investment properties	$463,532	778,009
1-4 family properties	197,148	269,152
Land acquisition	143,685	132,799
Total commercial real estate	804,365	1,179,960
Commercial and industrial	572,591	909,255
Total special mention loans	$1,376,956	2,089,215

Potential Problem Loans
Management continuously monitors non-performing and past due loans to mitigate further deterioration regarding the condition of these loans. Potential problem loans are defined by management as certain performing loans with a well-defined weakness where there is information about possible credit problems of borrowers which causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans consist of substandard accruing loans but exclude both loans 90 days past due and still accruing interest and substandard accruing troubled debt restructurings, which are reported separately. Management’s decision to include performing loans in the category of potential problem loans indicates that management has recognized a higher degree of risk associated with these loans. In addition to accruing loans 90 days past due and accruing restructured loans, Synovus had $369.5 million of potential problem commercial loans at December 31, 2012 compared to $779.6 million at December 31, 2011. Management’s current expectation of probable losses from potential problem loans is included in the allowance for loan losses, and management cannot predict at this time whether these potential problem loans ultimately will become non-performing loans or result in losses.
Net Charge-offs
Total net charge-offs were $483.5 million, or 2.45% of average loans for 2012, a decrease of $102.4 million or 17.5%, compared to $585.8 million or 2.84% of average loans for 2011. Net charge-offs declined from 2011 levels primarily as a result of lower mark-to-market charges and decreased costs related to NPL inflows, partially offset by the impact of higher levels of dispositions. Net charge-offs in 2012 include the impact of $163.9 million in net charge-offs from distressed loan sales with a carrying value of approximately $474.4 million which were completed during the fourth quarter of 2012. These sales consisted primarily of distressed loans sold in a bulk sale. The residential construction and development (component of the 1-4 family category) and land acquisition portfolio represented $164.3 million, or 34.0% of total net charge-offs for 2012. Net charge-offs in this portfolio also decreased by $9.3 million, or 5.4%, from 2011 levels. Management currently expects that net charge-offs for the year ending December 31, 2013 will be significantly lower than 2012 levels.
The following table shows net charge-offs by portfolio class for the years ended December 31, 2012 and 2011.

Table 35 - Net Charge-offs by Portfolio Class	Years Ended December 31,
	2012		2011
(in thousands)	Amount	%(1)	Amount	%(1)
Investment properties	$83,242	1.88%	$134,049	2.80%
1-4 family properties	80,327	5.42	132,005	7.09
Land for future development	116,554	11.92	92,639	7.90
Total commercial real estate	280,123	4.06	358,693	4.59
Commercial and industrial	153,704	1.72	156,930	1.75
Retail	49,631	1.26	70,225	1.81
Total net charge-offs	$483,458	2.45%	$585,848	2.84%

(1) Net charge-off ratio as a percentage of average loans.
Provision for Loan Losses and Allowance for Loan Losses
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 7 - Loans and Allowance for Loan Losses" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of this Report for further information.
The provision for loan losses for the year ended December 31, 2012 was $320.4 million, a decrease of $98.4 million or 23.5% compared to the prior year. The decrease in the provision for loan losses from 2011 to 2012 is primarily due to continued improvement in credit quality trends during 2012, including decreased NPLs and NPL inflows, reduced levels of loans rated special mention and accruing substandard, and lower net charge-offs.
The allowance for loan losses at December 31, 2012 was $373.4 million or 1.91% of total loans, compared to $536.5 million or 2.67% of total loans at December 31, 2011. The decrease in the allowance for loan losses during 2012 was due to the continued improvement in credit quality trends during 2012. The improvements in credit quality included reduced NPL inflows and NPLs, as well as lower levels of loans rated substandard accruing and special mention.

A summary by loan category of loans charged off, recoveries of loans previously charged off, and additions to the allowance through provision for loan losses is presented in the following table:

Table 36 - Allowance for Loan Losses – Summary of Activity by Loan Category
	Years Ended December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Allowance for loan losses at beginning of year	$536,494	703,547	943,725	598,301	367,613
Loans charged off
Commercial:
Commercial, financial, and agricultural	115,245	123,314	228,570	242,843	95,186
Owner-occupied	65,854	52,820	58,691	67,347	11,803
Real estate — construction	208,130	223,026	719,032	913,032	311,716
Real estate — mortgage	108,569	161,271	294,494	153,741	28,640
Total commercial	497,798	560,431	1,300,787	1,376,963	447,345
Retail:
Real estate — mortgage	43,364	56,839	86,069	79,016	20,014
Retail loans — credit cards	9,110	13,598	18,937	20,854	13,213
Retail loans — other	6,503	8,846	12,130	15,773	5,699
Total retail	58,977	79,283	117,136	115,643	38,926
Total loans charged off	556,775	639,714	1,417,923	1,492,606	486,271
Recoveries of loans previously charged off
Commercial:
Commercial, financial, and agricultural	24,607	16,398	13,527	12,321	9,219
Owner-occupied	2,788	2,806	2,285	1,817	397
Real estate — construction	23,721	17,880	16,056	10,140	2,673
Real estate — mortgage	12,855	7,724	6,012	3,632	1,035
Total commercial	63,971	44,808	37,880	27,910	13,324
Retail:
Real estate — mortgage	6,324	5,082	3,385	1,846	1,138
Retail loans — credit cards	1,630	1,893	2,095	1,161	1,557
Retail loans — other	1,392	2,083	3,111	1,514	1,057
Total retail	9,346	9,058	8,591	4,521	3,752
Recoveries of loans previously charged off	73,317	53,866	46,471	32,431	17,076
Net loans charged off	483,458	585,848	1,371,452	1,460,175	469,195
Provision for loan losses	320,369	418,795	1,131,274	1,805,599	699,883
Allowance for loan losses at end of year	$373,405	536,494	703,547	943,725	598,301
Ratios:
Allowance for loan losses to loans, net of deferred fees and costs	1.91%	2.67	3.26	3.72	2.14
Net charge-offs as a percentage of average loans net of deferred fees and costs	2.45%	2.84	5.82	5.37	1.71
Allowance to non-performing loans excluding collateral-dependent impaired loans with no related allowance	93.58%	124.04	192.60	124.70	192.80

The following table shows the allocation of the allowance for loan losses by loan category at December 31, 2012, 2011, 2010, 2009, and 2008.

Table 37 - Allocation of Allowance for Loan Losses
	December 31,
	2012		2011		2010		2009		2008
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial
Commercial, financial, and agricultural	$83,366	27.1%	$117,450	25.3%	$154,115	24.4%	$137,031	24.1%	$126,695	24.2%
Owner-occupied	43,481	19.4	67,438	19.2	67,943	18.5	72,002	18.1	39,276	16.1
Real estate — construction	90,156	8.8	145,421	11.9	197,337	14.4	379,618	20.5	247,151	26.1
Real estate — mortgage	77,770	24.2	103,673	24.3	156,586	24.4	216,840	20.8	80,172	18.0
Total commercial	294,773	79.5	433,982	80.7	575,981	81.7	805,491	83.5	493,294	84.4

Retail
Real estate — mortgage	24,577	15.1	36,813	15.1	25,937	14.5	34,860	13.2	27,656	12.5
Retail loans — credit cards	12,278	1.3	12,870	1.3	12,990	1.3	15,751	1.2	11,430	1.0
Retail loans — other	13,777	4.1	4,831	2.9	4,551	2.5	6,701	2.2	5,766	2.2
Total retail	50,632	20.5	54,514	19.3	43,478	18.3	57,312	16.6	44,852	15.7
Deferred fees and costs, net	—	nm	—	nm	—	nm	—	(0.1)	—	(0.1)
Unallocated	28,000	—	47,998	—	84,088	—	80,922	—	60,155	—
Total allowance for loan losses	$373,405	100.0%	$536,494	100.0%	$703,547	100.0%	$943,725	100.0%	$598,301	100.0%

(1) Loan balance in each category expressed as a percentage of total loans, net of deferred fees and costs.
nm - not meaningful

Table 38 - Selected Credit Quality Metrics	December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Non-performing loans	$543,333	883,021	891,622	1,555,776	920,506
Impaired loans held for sale	9,455	30,156	127,365	36,816	3,527
Other real estate	150,271	204,232	261,305	238,807	246,121
Non-performing assets	$703,059	1,117,409	1,280,292	1,831,399	1,170,154
Loans 90 days past due and still accruing	$6,811	14,520	16,222	19,938	38,794
As a % of loans	0.03	0.07	0.08	0.08	0.14
Total past due loans and still accruing	$104,825	149,442	176,756	262,446	362,538
As a % of loans	0.54	0.74	0.82	1.03	1.3
Accruing TDRs	$673,383	668,472	464,123	213,552	1,202
Non-performing loans as a % of total loans	2.78	4.40	4.13	6.13	3.30
Non-performing assets as a % of total loans, other loans held for sale, and ORE	3.57	5.50	5.83	7.14	4.15

Capital
Series A Preferred Stock
On December 19, 2008, Synovus issued to the Treasury 967,870 shares of Synovus’ Series A Preferred Stock, having a liquidation amount per share equal to $1,000, for a total price of $967,870,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. Synovus may, at its option, with the consent of the Federal Reserve, redeem, in whole or in part, the Series A Preferred Stock at the liquidation amount per share plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting. However, if we fail to pay dividends on the Series A Preferred Stock for an aggregate of six quarterly periods, whether or not consecutive, our number of authorized directors will be increased by two and the holders of the Series A Preferred Stock shall have the right to elect two directors. A consequence of the Series A Preferred Stock purchase includes certain restrictions on executive compensation that could limit the tax deductibility of compensation that Synovus pays to executive management.
As part of its purchase of the Series A Preferred Stock, Synovus issued the Treasury a Warrant to purchase up to 15,510,737 shares of Synovus Common Stock at an initial per share exercise price of $9.36. The Warrant provides for the adjustment of the exercise price and the number of shares of Synovus Common Stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Synovus Common Stock, and upon certain issuances of Synovus Common Stock at or below a specified price relative to the initial exercise price. The Warrant expires on December 19, 2018. Pursuant to the Securities Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.
The offer and sale of the Series A Preferred Stock and the Warrant were effected without registration under the Securities Act in reliance on the exemption from registration under Section 4(2) of the Securities Act. Synovus has allocated the total proceeds received from the United States Department of the Treasury based on the relative fair values of the Series A Preferred Stock and the Warrants. This allocation resulted in the Series A Preferred Stock and the Warrant being initially recorded at amounts that are less than their respective fair values at the issuance date.
The $48.5 million discount on the Series A Preferred Stock is being accreted using a constant effective yield over the five-year period preceding the 9% perpetual dividend. Synovus records increases in the carrying amount of the preferred shares resulting from accretion of the discount by charges against additional paid-in capital.
See "Part I – Item 1. Business – Supervision, Regulation and other Factors – TARP Regulations – Capital Purchase Program" of this Report for further information.
As part of its ongoing management of capital, Synovus will continue to identify, consider, and pursue additional strategic initiatives to bolster its capital position as deemed necessary, including strategies in connection with the Company's repayment of TARP and strategies that may be required to meet the requirements of Basel III and other regulatory initiatives regarding capital.
tMEDS
On May 4, 2010, Synovus completed a public offering of 13,800,000 tMEDS with a stated value of $25.00 per unit. Each tMEDS unit consists of a prepaid Common Stock purchase contract and a junior subordinated amortizing note due May 15, 2013. The prepaid common stock purchase contracts have been recorded as additional paid-in-capital (a component of shareholders’ equity), net of issuance costs, and the junior subordinated amortizing notes have been recorded as long-term debt. Issuance costs associated with the debt component were recorded as a prepaid expense, which is being amortized on a straight-line basis over the term of the instrument to May 15, 2013. Synovus allocated the proceeds from the issuance of the tMEDS to equity and debt based on the relative fair values of the respective components of each tMEDS unit. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 13 - Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)" of this Report for an illustration of the aggregate values assigned to each component of the tMEDS offering.
Each prepaid Common Stock purchase contract will automatically settle on May 15, 2013, and Synovus will deliver not more than 9.0909 shares and not less than 7.5758 shares of its Common Stock based on the applicable market value (the average of the volume weighted average price of Synovus Common Stock for the twenty (20) consecutive trading days immediately preceding May 15, 2013).

Table 39 – Synovus Common Stock Purchase Contract
Applicable Market Value of Synovus Common Stock	Settlement Rate
Less than or equal to $2.75	9.0909
Between $2.75 and $3.30	Number of shares equal to $25, divided by the applicable market price
Greater than or equal to $3.30	7.5758

At any time prior to the third business day immediately preceding May 15, 2013, the holder may settle the purchase contract early and receive 7.5758 shares of Synovus Common Stock. Upon settlement, an amount equal to $1.00 per common share issued will be reclassified from additional paid-in capital to Common Stock. As of December 31, 2012, approximately 286,600 tMEDS units have been settled which resulted in the issuance of 2,171,222 shares of common stock. At December 31, 2012, based on the closing common stock price of $2.45 per share, Synovus would issue 122,848,968 shares of its Common Stock upon settlement or May 15, 2013. Under these assumptions, the tangible book value per common share would decrease from $2.95 at December 31, 2012 to $2.83. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation.

Capital Resources
Synovus has always placed great emphasis on maintaining a solid capital base and continues to satisfy applicable regulatory capital requirements. Management is committed to maintaining a capital level sufficient to assure shareholders, customers, and regulators that Synovus is financially sound.
The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 40 – Capital Ratios
(dollars in thousands)	December 31, 2012	December 31, 2011
Tier 1 capital
Synovus Financial Corp.	$2,832,244	2,780,774
Synovus Bank	3,173,530	2,950,329
Tier 1 common equity
Synovus Financial Corp.	1,865,662	1,824,493
Total risk-based capital
Synovus Financial Corp.	3,460,998	3,544,089
Synovus Bank	3,441,364	3,219,480
Tier 1 capital ratio
Synovus Financial Corp.	13.24%	12.94
Synovus Bank	14.88	13.87
Tier 1 common equity ratio
Synovus Financial Corp.	8.72	8.49
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	16.18	16.49
Synovus Bank	16.14	15.14
Leverage ratio
Synovus Financial Corp.	11.00	10.08
Synovus Bank	12.41	10.82
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	9.66	6.81

(1) See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” of this Report for further information.
As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. The capital measures used by the federal banking regulators include the total risk-based capital ratio, the Tier 1 risk-based capital ratio, and the leverage ratio. Synovus

Bank is a state-chartered bank under the regulations of the GA DBF. Under applicable regulations, Synovus Bank is well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure. However, even if Synovus Bank satisfies all applicable quantitative criteria to be considered well-capitalized, the regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. In June 2010, Synovus Bank entered into a memorandum of understanding with the FDIC and the GA DBF agreeing to maintain a minimum leverage ratio of 8% and a minimum total risk-based capital to risk-weighted assets ratio of 10%. Management believes that, as of December 31, 2012, Synovus and Synovus Bank meet all capital requirements to which they are subject.
As of December 31, 2012, Synovus and Synovus Bank's capital have been favorably impacted by six and seven consecutive quarters of profitability, respectively. As discussed in Note 24 "Income Taxes" in this Report, at December 31, 2012, management concluded that it was more likely than not that $806.4 million of the deferred tax assets will be realized based upon future taxable income, and as a result reversed $802.8 million of the valuation allowance. Management's confidence in the realization of projected future taxable income is based on an analysis of the Company's risk profile and recent trends in financial performance, including credit quality trends. The analysis showed that credit losses will continue to be at elevated levels but will continue to trend downward, and that credit quality indicators will continue to improve. Further, while the banking environment is expected to remain challenging due to economic and other uncertainties, the Company believes that it can confidently forecast future taxable income at sufficient levels over the future period of time that the Company has available to realize its December 31, 2012 deferred tax asset. While there are limitations on the inclusion of deferred tax assets for regulatory capital based on Tier 1 capital levels and projected future earnings, the reversal of the valuation allowance favorably impacted capital. The amount of DTA limitation will decrease over time, thus creating additional regulatory capital in future periods. As of December 31, 2012 the amount of disallowed deferred tax assets was $710.5 million. See “Part I - Item 1A. Risk Factors - While we recently reversed the valuation allowance for our deferred tax assets, we may not be able to realize these assets in the future and they may be subject to additional valuation allowances, which could adversely affect our operating results and regulatory capital ratios."
While the level of credit losses has declined significantly from the peak with all key credit quality measures continuing to improve, current levels of credit losses and non-performing assets remain elevated compared to historical levels as a result of an extended period of economic downturn impacting all segments of the United States economy. The cumulative effect of these credit losses over recent years has negatively impacted Synovus' capital position. As a result, Synovus completed a number of steps to strengthen its capital position as described below. As Synovus emerges from the financial crisis, management continuously and actively manages capital, including forecasting and stress testing in line with regulatory guidance issued in May of 2012 for both expected and more adverse economic conditions, and will pursue additional strategies designed to bolster its capital position when and as deemed necessary. If credit losses exceed management's current expectations, they could adversely impact Synovus' capital ratios.
During 2008, 2009, and 2010, Synovus completed several public offerings and other capital actions.
In December 2008, Synovus issued 967,870 shares of Series A Preferred Stock to the United States Department of the Treasury as part of the CPP, generating $967.9 million of Tier 1 Capital. During 2009 and 2010, Synovus issued an aggregate of 443,250,000 shares of Common Stock and issued 13,800,000 units of tMEDS through two public offerings. The Common Stock and tMEDS offerings increased Tier 1 common equity by approximately $1.61 billion. See "Part II - Item 8. Financial Statements and Supplementary Data - Notes 13 - Equity" and "Note 14 - Regulatory Capital" of this Report for further information regarding the 2009 and 2010 common stock offerings, tMED offering, and other actions taken to bolster capital.
In June 2012, the U.S. banking regulatory agencies released three NPRs to revise regulatory capital rules for U.S. banking organizations and align them with the Basel III capital standards. The NPRs are also designed to comply with various aspects of the Dodd-Frank Act. Two of the NPRs would apply to Synovus and have broad applicability to U.S. banking organizations regardless of size, with the exception of small bank holding companies (assets of less than $500 million). The proposed rules establish more stringent capital standards through more restrictive capital definitions, higher risk-weighted assets, additional capital buffers, and higher requirements for minimum capital ratios. However, on November 9, 2012, regulators announced that the implementation of these rules would be delayed and did not provide a specific time frame for their implementation. Synovus is currently reviewing the proposed rules and the impact these changes would have on regulatory capital.
Management currently believes, based on internal capital analyses and earnings projections, that Synovus' capital position is adequate to meet current and proposed regulatory minimum capital requirements. However, Synovus continues to actively monitor economic conditions, evolving industry capital standards, and changes in regulatory standards and requirements, and engages in regular discussions with its regulators regarding capital at both Synovus and Synovus Bank. Synovus Bank's classified assets, as a percentage of Tier 1 capital and the allowance for loan losses, declined to 38.07% at December 31, 2012, compared to 62.51% at December 31, 2011. Synovus Financial Corp.'s classified asset ratio was 44.83% at December 31, 2012. As part of its ongoing management of capital, Synovus will continue to identify, consider, and pursue additional strategic initiatives to bolster its capital position as deemed necessary, including strategies in connection with the Company's repayment of TARP and strategies that may be required to meet the requirements of Basel III and other regulatory initiatives regarding capital. Management currently expects to repay TARP no later than the fourth quarter of 2013, subject to regulatory approval.

Liquidity
Liquidity represents the extent to which Synovus has readily available sources of funding needed to meet the needs of depositors, borrowers and creditors, to support asset growth, and to otherwise sustain operations of Synovus and its subsidiaries, at a reasonable cost, on a timely basis, and without adverse consequences. ALCO monitors Synovus' economic, competitive, and regulatory environment and is responsible for measuring, monitoring, and reporting on liquidity and funding risk, interest rate risk, and market risk and has the authority to establish policies relative to these risks. ALCO, operating under liquidity and funding policies approved by the Board of Directors, actively analyzes contractual and anticipated cash flows in order to properly manage Synovus’ liquidity position.
Contractual and anticipated cash flows are analyzed under normal and stressed conditions to determine forward looking liquidity needs and sources. Synovus analyzes liquidity needs under various scenarios of market conditions and operating performance. This analysis includes stress testing and measures expected sources and uses of funds under each scenario. Emphasis is placed on maintaining numerous sources of current and potential liquidity to allow Synovus to meet its obligations to depositors, borrowers, and creditors on a timely basis.
Liquidity is generated primarily through maturities and repayments of loans by customers, maturities and sales of investment securities, deposit growth, and access to sources of funds other than deposits. Management continuously monitors and maintains appropriate levels of liquidity so as to provide adequate funding sources to meet estimated customer deposit withdrawals and future loan requests. Liquidity is also enhanced by the acquisition of new deposits. Each of the banking divisions monitors deposit flows and evaluates alternate pricing structures in an effort to retain and grow deposits. Customer confidence is a critical element in growing and retaining deposits. In this regard, Synovus’ asset quality could play a larger role in the stability of the deposit base. In the event asset quality declines significantly from its current level, the ability to grow and retain deposits could be diminished, which in turn could reduce deposits as a liquidity source.
As a result of the Dodd-Frank Act, effective as of December 31, 2010, unlimited FDIC insurance coverage for non-interest bearing demand transaction accounts was extended through December 31, 2012. This component of the Dodd-Frank Act served to extend unlimited insurance coverage which was initially established by the TAGP. Insurance coverage for non-interest bearing demand deposits declined to $250,000 per depositor after December 31, 2012. As of the filing date of this Report, the expiration of this unlimited coverage has had a very modest effect on Synovus' deposit balances. Synovus' ability to retain these deposits will depend on numerous factors, including general economic conditions and the operating performance and credit quality of Synovus. See "Part I - Item 1A. Risk Factors - Regulation of the financial services industry continues to undergo major changes, and future legislation could increase our cost of doing business or harm our competitive position" of this Report.
Synovus Bank also generates liquidity through the national deposit markets. Synovus Bank issues longer-term certificates of deposit across a broad geographic base to increase its liquidity and funding position. Access to these deposits could become more limited if Synovus Bank’s asset quality and financial performance were to significantly deteriorate. Synovus Bank has the capacity to access funding through its membership in the FHLB System. At December 31, 2012, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.
In addition to bank level liquidity management, Synovus must manage liquidity at the Parent Company for various operating needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of dividends on our Common Stock and Series A Preferred Stock, and payment of general corporate expenses. The primary source of liquidity for Synovus consists of dividends from Synovus Bank which is governed by certain rules and regulations of the GA DBF and FDIC. Dividends from Synovus Bank in 2010 were $43.9 million. During 2011 and 2012 Synovus Bank did not pay dividends to the Parent Company. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality and overall condition. Synovus may not receive dividends from Synovus Bank in 2013, which could adversely affect liquidity. See “Part I - Item 1A. Risk Factors - "Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results” of this Report. Synovus Bank is currently subject to an MOU that prohibits it from paying any cash dividends to the Parent Company without regulatory approval. Additionally, GA DBF rules and related statutes contain restrictions on payments of dividends. See “Part I - Item 1. Business - Supervision, Regulation and Other Matters - Dividends” of this Report for further information. Synovus Bank is currently required to maintain regulatory capital levels in excess of minimum well-capitalized requirements, primarily as a result of non-performing asset levels. Due to these requirements, Synovus could be required to contribute additional capital to Synovus Bank, which could adversely affect liquidity at the Parent Company.

On February 13, 2012, Synovus issued $300 million aggregate principal amount of the 2019 Senior Notes in a public offering for aggregate proceeds of $292.6 million, net of discount and debt issuance costs. Concurrent with this offering, Synovus announced a Tender Offer for any and all of its 2013 Notes, with a total principal amount outstanding of approximately $206.8 million. An aggregate principal amount of $146.1 million of the 2013 notes, representing 71% of the outstanding principal amount, were tendered in the Tender Offer. Synovus paid total consideration of approximately $146.1 million for these notes, which was funded from a portion of the net proceeds of the 2019 Senior Notes.
Synovus has historically enjoyed a solid reputation in the capital markets and in the past few years has relied on the capital and debt markets to provide needed liquidity resources, including its public offerings completed in September 2009, May 2010 and February 2012. Despite the success of these public offerings, there can be no assurance that Synovus will be able to obtain additional new borrowings or issue additional equity on favorable terms, if at all. See "Part I – Item 1A. Risk Factors - Our status as a non-investment grade issuer and any further reductions in our credit rating could increase the cost of our funding from the capital markets and impact our liquidity.” of this Report.
Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs through the near future. However, if economic conditions or other factors worsen to a greater degree than the assumptions underlying Synovus’ internal financial performance projections, regulatory capital requirements for Synovus or Synovus Bank increase as the result of regulatory directives or otherwise, or Synovus believes it is prudent to enhance current liquidity levels, then Synovus may seek additional liquidity from external sources. See "Part I – Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results." of this Report.
The following table summarizes Synovus’ contractual cash obligations at December 31, 2012.

Table 41 - Contractual Cash Obligations
	Payments Due After December 31, 2012
(in thousands)	1 Year or Less	Over 1 - 3 Years	4 - 5 Years	After 5 Years	Total
Long-term debt	$134,706	752,996	757,962	349,535	1,995,199
Capital lease obligations	438	887	671	3,222	5,218
Purchase commitments	13,125	1,802	1,802	75	16,804
Operating leases	27,907	44,892	37,417	183,753	293,969
Total contractual cash obligations	$176,176	800,577	797,852	536,585	2,311,190

Short-term Borrowings
The following table sets forth certain information regarding federal funds purchased and securities sold under repurchase agreements, the principal components of short-term borrowings.

Table 42 - Short-term Borrowings
(dollars in thousands)	2012	2011	2010
Balance at December 31,	$201,243	313,757	499,226
Weighted average interest rate at December 31,	0.16%	0.24	0.30
Maximum month end balance during the year	$398,853	452,903	543,690
Average amount outstanding during the year	320,338	389,582	480,700
Weighted average interest rate during the year	0.19%	0.27	0.40

Earning Assets and Sources of Funds
Average total assets for 2012 decreased $2.14 billion, or 7.5%, to $26.37 billion as compared to average total assets for 2011. Average earning assets decreased $1.96 billion, or 7.4%, in 2012 as compared to the prior year. Average earning assets represented 92.9% and 92.8% of average total assets for 2012 and 2011, respectively. The reduction in average earning assets resulted primarily from a $746.6 million decrease in average net loans and a $1.27 billion reduction in average interest bearing funds held at the Federal Reserve Bank. These reductions in earning assets were partially offset by a $97.8 million increase in the average investment securities available for sale portfolio. The decrease in funding sources utilized to support earning assets was driven by decreases in average deposits of $1.72 billion and average long-term debt of $274.2 million.
Average total assets for 2011 decreased $3.45 billion, or 10.8%, to $28.51 billion as compared to average total assets for 2010. Average earning assets decreased $3.04 billion, or 10.3%, in 2011 as compared to the prior year. Average earning assets represented 92.8% and 92.3% of average total assets for 2011 and 2010, respectively. The reduction in average total assets resulted from a $2.66 billion decrease in average net loans, a $516.9 million reduction in average interest bearing funds held at the Federal Reserve Bank, and a $50.1 million reduction in average mortgage loans held for sale. These reductions in average earning assets were partially offset by an increase of $233.7 million in the average investment securities available for sale portfolio. The decrease in funding sources utilized to support average earning assets was driven by decreases in average deposits of $3.01 billion, average short-term borrowings of $91.1 million, and average long-term debt of $75.8 million.
For more detailed information on the average balance sheets for the years ended December 31, 2012, 2011, and 2010, refer to Table 22 - Average Balances, Interest, and Yields.
The table below shows the maturity of selected loan categories as of December 31, 2012. Also provided are the amounts due after one year classified according to the sensitivity in interest rates. Actual repayments of loans may differ from the contractual maturities reflected therein because borrowers have the right to prepay obligations with and without prepayment penalties. Additionally, the refinancing of such loans or the potential delinquency of such loans could create differences between the contractual maturities and the actual repayment of such loans.

Table 43 - Loan Maturity and Interest Rate Sensitivity
	December 31, 2012
(in thousands)	One Year Or Less	Over One Year Through Five Years	Over Five Years	Total
Selected loan categories:
Commercial, financial, and agricultural	$1,691,677	3,022,155	584,234	5,298,066
Real estate-construction	1,008,148	715,817	17,325	1,741,290
Total	$2,699,825	3,737,972	601,559	7,039,356
Loans due after one year:
Having predetermined interest rates				1,882,924
Having floating or adjustable interest rates				2,456,607
Total				4,339,531

Recently Issued Accounting Standards
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for further information.

Non-GAAP Financial Measures
The measures entitled core deposits, core deposits excluding time deposits, tangible common equity to tangible assets ratio, tangible common equity to risk-weighted assets ratio, tangible book value per common share, pre-tax, pre-credit costs income, core expenses, non-interest income excluding investment securities (gains) losses, net and net loan growth (decline) are not measures recognized under U.S. generally accepted accounting principles (GAAP) and therefore are considered non-GAAP financial measures. The most comparable GAAP measures are total deposits, total shareholders’ equity to total assets ratio, book value per common share, income (loss) before income taxes, total non-interest expense, total non-interest income, and total loan growth (decline), respectively.
Synovus believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ capital strength and the performance of its core business. These non-GAAP financial measures should not be considered as substitutes for total deposits, total shareholders’ equity to total assets ratio, book value per common share, income (loss) before income taxes, total non-interest expense, total non-interest income, or total loan growth (decline) determined in accordance with GAAP and may not be comparable to other similarly titled measures at other companies.
The computations of core deposits, core deposits excluding time deposits, tangible common equity to tangible assets ratio, tangible common equity to risk-weighted assets ratio, tangible book value per common share, pre-tax, pre-credit costs income, core expenses, non-interest income excluding investment (gains) losses, net and net loan growth (decline) and the reconciliation of these measures to total deposits, total shareholders’ equity to total assets ratio, book value per common share, income (loss) before income taxes, total non-interest expense, total non-interest income, and total loan growth (decline) are set forth in the tables below.

Table 44 - Reconciliation of Non-GAAP Financial Measures
	December 31,
(dollars in thousands, except share data)	2012	2011	2010	2009	2008
Pre-tax, Pre-credit Costs Income
Income (loss) before income taxes	$31,477	(59,532)	(849,170)	(1,605,908)	(660,806)
Provision for loan losses	320,369	418,795	1,131,274	1,805,599	699,883
Other credit costs (1)	112,250	149,293	198,426	380,984	162,786
Total credit costs	432,619	568,088	1,329,700	2,186,583	862,669
Goodwill impairment	—	—	—	15,090	479,617
Restructuring charges	5,412	30,665	5,538	5,995	16,125
Visa indemnification charges (recoveries)	6,304	6,038	—	4,059	(17,473)
Investment securities (gains) losses, net	(39,142)	(75,007)	1,271	(14,067)	(45)
Loss (gain) on curtailment of post-retirement benefit	—	398	(7,092)	—	—
Gain on sale/redemption of Visa shares	—	—	—	(51,900)	(38,542)
Pre-tax, pre-credit costs income	$436,670	470,650	480,247	539,852	641,545

Non-interest Income Excluding Investment Securities (Gains) Losses, Net
Total non-interest income	$313,966	338,874	305,347	410,670	417,241
Investment securities (gains) losses, net	(39,142)	(75,007)	1,271	(14,067)	(45)
Non-interest income excluding investment securities (gains) losses, net	$274,824	263,867	306,618	396,603	417,196

Core Expenses
Total non-interest expense	$816,237	903,765	1,009,576	1,221,289	1,456,056
Other credit costs(1)	(112,250)	(149,293)	(198,426)	(380,984)	(162,786)
Restructuring charges	(5,412)	(30,665)	(5,538)	(5,995)	(16,125)
(Loss) gain on curtailment of post-retirement benefit	—	(398)	7,092	—	—
Visa indemnification (charges) recoveries	(6,304)	(6,038)	—	(4,059)	17,473
Goodwill impairment	—	—	—	(15,090)	(479,617)
Core expenses	$692,271	717,371	812,704	815,161	815,001

	December 31,
(dollars in thousands, except share data)	2012	2011	2010	2009	2008
Net Loan Growth (Decline)
Decline in total loans	$(538,122)	(1,505,950)	(3,798,177)	(2)	(2)
Transfers to other loans held for sale	756,268	519,308	1,091,131	(2)	(2)
Foreclosures	154,747	224,786	378,172	(2)	(2)
Charge-offs excluding transfers to other loans held for sale and loan sales	215,913	390,924	967,111	(2)	(2)
Net loan growth (decline)	$588,806	(370,932)	(1,361,763)	(2)	(2)

Core Deposits and Core Deposits Excluding Time Deposits
Total deposits	$21,057,044	22,411,752	24,500,304	27,433,533	28,617,179
Brokered deposits	(1,092,749)	(1,783,174)	(3,152,349)	(5,039,328)	(6,338,078)
Core deposits	19,964,295	20,628,578	21,347,955	22,394,205	22,279,101
Time deposits	(3,583,304)	(4,591,164)	(5,911,150)	(7,597,738)	(8,809,429)
Core deposits excluding time deposits	$16,380,991	16,037,414	15,436,805	14,796,467	13,469,672

Tangible Common Equity Ratio
Total risk-weighted assets	$21,387,935	21,486,822	22,748,532	26,781,973	32,106,501
Total assets	26,760,012	27,162,845	30,093,148	32,831,418	35,786,269
Goodwill	(24,431)	(24,431)	(24,431)	(24,431)	(39,521)
Other intangible assets, net	(5,149)	(8,525)	(12,434)	(16,649)	(21,266)
Tangible assets	$26,730,432	27,129,889	30,056,283	32,790,338	35,725,482

Total shareholders’ equity	$3,569,431	2,827,452	2,997,918	2,851,041	3,787,158
Goodwill	(24,431)	(24,431)	(24,431)	(24,431)	(39,521)
Other intangible assets, net	(5,149)	(8,525)	(12,434)	(16,649)	(21,266)
Series A Preferred Stock	(957,327)	(947,017)	(937,323)	(928,207)	(919,635)
Tangible common equity	$2,582,524	1,847,479	2,023,730	1,881,754	2,806,736
Tangible equity units	(260,084)	(260,084)	(260,122)	—	—
Tangible common equity excluding tangible equity units	$2,322,440	1,587,395	1,763,608	1,881,754	2,806,736
Common shares outstanding	786,579	785,295	785,263	489,828	330,334
Book value per common share	$2.99	2.06	2.29	3.93	8.68
Tangible book value per common share	2.95	2.02	2.25	3.84	8.50
Total shareholders’ equity to total assets ratio	13.34%	10.41	9.96	8.68	10.58
Tangible common equity to tangible assets ratio	9.66	6.81	6.73	5.74	7.86
Tangible common equity to risk-weighted assets ratio	12.07%	8.60	8.90	7.03	8.74

(1) Other credit costs consist primarily of losses on ORE, provision for losses on unfunded commitments, and charges related to other loans held for sale.
(2) The non-GAAP measure was not reported by Synovus until 2010.

Inflation
A financial institution’s assets and liabilities are primarily monetary in nature; therefore, inflation can have an important impact on the growth of total assets in the banking industry and may create a need to increase equity capital at higher than normal rates in order to maintain appropriate capital ratios. Interest rate levels are also significantly influenced by changes in the rate of inflation although they do not necessarily change at the same time or magnitude as the inflation rate. These changes could adversely impact Synovus’ financial position and profitability. Synovus attempts to mitigate the effects of inflation and changing interest rates by managing its interest rate sensitivity position through its asset/liability management practices and by periodically adjusting its pricing of services and banking products in an effort to take into consideration such costs. See "Part II - Item 7A. Market Risk and Interest Rate Sensitivity” of this Report for further information.

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

Parent Company
The Parent Company’s assets, primarily its investment in subsidiaries, are funded, for the most part, by shareholders’ equity. It also utilizes short-term and long-term debt. The Parent Company is responsible for providing the necessary funds to strengthen the capital of its subsidiaries, acquire new businesses, fund internal growth, pay corporate operating expenses, and pay dividends to its shareholders. These operations have historically been funded by dividends and fees received from subsidiaries, and borrowings from outside sources. However, as a result of the challenging economic conditions, Synovus did not receive any dividends from Synovus Bank during 2012 and 2011 and received significantly less in dividends from Synovus Bank during 2010 than in previous years. Additionally, the Parent Company was required to provide higher levels of capital infusions to subsidiaries during 2010. Thus, Synovus has taken a number of steps to strengthen its capital and liquidity positions as described below. As Synovus Bank emerges from the recent financial crisis, Synovus expects to receive dividends from Synovus Bank in future periods. However, Synovus' ability to receive dividends from Synovus Bank will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality and overall financial condition. Synovus expects that it will receive dividends from Synovus Bank during 2013. If Synovus does not receive dividends from Synovus Bank during 2013, Synovus' liquidity could be adversely affected. In particular, failure to receive dividends from Synovus Bank will impair Synovus' ability to repay TARP in full without issuing substantially more debt or equity than it otherwise anticipates will be required
During 2008, 2009, and 2010, Synovus completed several public offerings and other capital actions.
In December 2008, Synovus issued 967,870 shares of Series A Preferred Stock to the United States Department of the Treasury as part of the CPP, generating $967.9 million of Tier 1 Capital. During 2009 and 2010, Synovus issued an aggregate of 443,250,000 shares of Common Stock and issued 13,800,000 units of tMEDS through two public offerings. The Common Stock and tMEDS offerings increased Tier 1 common equity by approximately $1.61 billion. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 13 - Shareholders' Equity and Accumulated Other Comprehensive Income (Loss) and Note - 14 - Regulatory Capital" of this Report for further information regarding the 2009 and 2010 Common Stock offerings, tMED offering, and other actions taken to bolster capital.
On February 13, 2012, Synovus issued $300 million aggregate principal amount of the 2019 Senior Notes in a public offering for aggregate proceeds of $292.6 million, net of discount and debt issuance costs. Concurrent with this offering, Synovus announced a Tender Offer for any and all of its 2013 Notes, with a total principal amount outstanding of approximately $206.8 million. An aggregate principal amount of $146.1 million of the 2013 notes, representing 71% of the outstanding principal amount, were tendered in the Tender Offer. Synovus paid total consideration of approximately $146.1 million for these notes, which was funded from a portion of the net proceeds of the 2019 Senior Notes.

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

Synovus measures its sensitivity to changes in market interest rates through the utilization of simulation modeling. On at least a quarterly basis, the following twenty-four month time period is simulated to determine a baseline net interest income forecast and the sensitivity of this forecast to changes in interest rates. The baseline forecast assumes an unchanged or flat interest rate environment. These simulations include all of Synovus’ earning assets, liabilities, and derivative instruments. Forecasted balance sheet changes, primarily reflecting loan and deposit growth and mix forecasts, are included in the periods modeled. Projected rates for loans and deposits are based on management’s outlook and local market conditions.
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
Synovus’ rate sensitivity position is indicated by selected results of net interest income simulations. In these simulations, Synovus has modeled the impact of a gradual increase in short-term interest rates of 100 and 200 basis points to determine the sensitivity of net interest income for the next year. Due to short-term interest rates being at or near 0% at this time, only rising rate scenarios have been modeled. As illustrated in the table below, the net interest income sensitivity model indicates that, compared with a net interest income forecast assuming stable rates, net interest income is projected to increase by 1.6% and increase by 2.1% if interest rates increased by 100 and 200 basis points, respectively. These changes were within Synovus’ policy limit of a maximum 5% negative change.

Table 45 - Twelve Month Net Interest Income Sensitivity
Change in Short-term Interest Rates (in basis points)	Estimated Change in Net Interest Income As of December 31,
	2012	2011
+200	2.1%	2.7%
+100	1.6%	2.0%
Flat	—%	—%
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

Table 46 - Core Deposit Beta Sensitivity	As of December 31, 2012
Change in Short-term Interest Rates (in basis points)	Base Scenario	15% Increase in Average Repricing Beta
+200	2.1%	1.2%
+100	1.6%	0.9%

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
From time to time, Synovus utilizes interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges. As of December 31, 2012 and December 31, 2011, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Synovus Financial Corp.:
We have audited the accompanying consolidated balance sheets of Synovus Financial Corp. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the balance sheets of Synovus Financial Corp. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synovus Financial Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Atlanta, Georgia
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Synovus Financial Corp.:

We have audited Synovus Financial Corp.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Synovus Financial Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Synovus Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synovus Financial Corp. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Atlanta, Georgia
March 1, 2013

Synovus Financial Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2012	2011
ASSETS
Cash and cash equivalents	$614,630	510,423
Interest bearing funds with Federal Reserve Bank	1,498,390	1,567,006
Interest earning deposits with banks	23,442	13,590
Federal funds sold and securities purchased under resale agreements	113,517	158,916
Trading account assets, at fair value	11,102	16,866
Mortgage loans held for sale, at fair value	212,663	161,509
Other loans held for sale	10,690	30,156
Investment securities available for sale, at fair value	2,981,112	3,690,125
Loans, net of deferred fees and costs	19,541,690	20,079,813
Allowance for loan losses	(373,405)	(536,494)
Loans, net	19,168,285	19,543,319
Premises and equipment, net	479,546	486,923
Goodwill	24,431	24,431
Other intangible assets, net	5,149	8,525
Other real estate	150,271	204,232
Net deferred tax asset	806,406	2,138
Other assets	660,378	744,686
Total assets	$26,760,012	27,162,845
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$5,665,527	5,366,868
Interest bearing deposits, excluding brokered deposits	14,298,768	15,261,710
Brokered deposits	1,092,749	1,783,174
Total deposits	21,057,044	22,411,752
Federal funds purchased and securities sold under repurchase agreements	201,243	313,757
Long-term debt	1,726,455	1,364,727
Other liabilities	205,839	245,157
Total liabilities	23,190,581	24,335,393
Shareholders' Equity
Series A Preferred Stock – no par value. Authorized 100,000,000 shares; 967,870 issued and outstanding at December 31, 2012 and 2011	957,327	947,017
Common stock - $1.00 par value. Authorized 1,200,000,000 shares; issued 792,272,692 at December 31, 2012 and 790,988,880 at December 31, 2011; outstanding 786,579,240 at December 31, 2012 and 785,295,428 at December 31, 2011	792,273	790,989
Additional paid-in capital	2,189,874	2,241,171
Treasury stock, at cost – 5,693,452 shares at December 31, 2012 and December 31, 2011	(114,176)	(114,176)
Accumulated other comprehensive income	4,101	21,093
Accumulated deficit	(259,968)	(1,058,642)
Total shareholders’ equity	3,569,431	2,827,452
Total liabilities and shareholders' equity	$26,760,012	27,162,845

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2012	2011	2010
Interest income:
Loans, including fees	$924,639	1,019,036	1,170,941
Investment securities available for sale	68,440	108,328	131,664
Trading account assets	963	925	843
Mortgage loans held for sale	6,201	6,195	8,654
Federal Reserve Bank balances	3,451	6,660	7,986
Other earning assets	446	612	493
Total interest income	1,004,140	1,141,756	1,320,581
Interest expense:
Deposits	95,749	173,885	288,327
Federal funds purchased and securities sold under repurchase agreements	614	1,063	1,921
Long-term debt	53,660	42,654	44,000
Total interest expense	150,023	217,602	334,248
Net interest income	854,117	924,154	986,333
Provision for loan losses	320,369	418,795	1,131,274
Net interest income (expense) after provision for loan losses	533,748	505,359	(144,941)
Non-interest income:
Service charges on deposit accounts	78,203	78,770	105,114
Fiduciary and asset management fees	42,503	45,809	44,142
Brokerage revenue	26,913	26,006	28,184
Mortgage banking income	32,272	20,316	33,334
Bankcard fees	34,075	41,493	41,420
Investment securities gains (losses), net	39,142	75,007	(1,271)
Other fee income	21,138	19,953	21,129
Increase (decrease) in fair value of private equity investments, net	8,233	(1,118)	7,203
Other non-interest income	31,487	32,638	26,092
Total non-interest income	313,966	338,874	305,347
Non-interest expense:
Salaries and other personnel expense	375,872	371,148	418,629
Net occupancy and equipment expense	105,575	114,037	122,046
FDIC insurance and other regulatory fees	45,408	59,063	69,480
Foreclosed real estate expense, net	90,655	133,570	163,630
Losses (gains) on other loans held for sale, net	4,681	(2,737)	3,050
Professional fees	41,307	40,585	45,554
Data processing expense	33,440	35,757	45,478
Visa indemnification charges	6,304	6,038	—
Restructuring charges	5,412	30,665	5,538
Loss (gain) on curtailment of post-retirement defined benefit plan	—	398	(7,092)
Other operating expenses	107,583	115,241	143,263
Total non-interest expense	816,237	903,765	1,009,576
Income (loss) from continuing operations before income taxes	31,477	(59,532)	(849,170)
Income tax (benefit) expense	(798,732)	1,312	(15,151)
Income (loss) from continuing operations	830,209	(60,844)	(834,019)
Income from discontinued operations, net of income taxes	—	—	43,162
Net income (loss)	830,209	(60,844)	(790,857)
Net loss attributable to non-controlling interest	—	(220)	(179)
Net income (loss) available to controlling interest	830,209	(60,624)	(790,678)
Dividends and accretion of discount on Series A Preferred Stock	58,703	58,088	57,510
Net income (loss) available to common shareholders	$771,506	(118,712)	(848,188)
Net income (loss) per common share, basic:
Net income (loss) from continuing operations available to common shareholders	$0.98	(0.15)	(1.30)
Net income (loss) available to common shareholders	0.98	(0.15)	(1.24)

Net income (loss) per common share, diluted:
Net income (loss) from continuing operations available to common shareholders	0.85	(0.15)	(1.30)
Net income (loss) available to common shareholders	0.85	(0.15)	(1.24)
Weighted average common shares outstanding, basic	786,466	785,272	685,186
Weighted average common shares outstanding, diluted	910,102	785,272	685,186

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Comprehensive Income (Loss)

	December 31, 2012			December 31, 2011			December 31, 2010
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income (loss)	$31,477	798,732	830,209	(59,532)	(1,312)	(60,844)	(778,529)	(12,328)	(790,857)
Net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	(1,381)	532	(849)	(11,316)	4,279	(7,037)	(20,459)	7,867	(12,592)
Valuation allowance for the change in deferred taxes arising from unrealized gains/losses*	—	—	—	—	(4,279)	(4,279)	—	(7,858)	(7,858)
Net unrealized gains (losses)	(1,381)	532	(849)	(11,316)	—	(11,316)	(20,459)	9	(20,450)
Net unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	12,296	(4,730)	7,566	50,258	(19,349)	30,909	(9,991)	3,889	(6,102)
Reclassification adjustment for (gains) losses realized in net income	(39,142)	15,070	(24,072)	(75,007)	29,271	(45,736)	1,271	(494)	777
Valuation allowance for the change in deferred taxes arising from unrealized gains/losses*	—	—	—	—	(9,922)	(9,922)	—	(3,393)	(3,393)
Net unrealized gains (losses)	(26,846)	10,340	(16,506)	(24,749)	—	(24,749)	(8,720)	2	(8,718)
Amortization of post-retirement unfunded health benefit:
Amortization arising during the period	590	(227)	363	—	—	—	2,470	(950)	1,520
Other comprehensive income (loss)	(27,637)	10,645	(16,992)	(36,065)	—	(36,065)	(26,709)	(939)	(27,648)
Less: comprehensive loss attributable to non-controlling interest	—	—	—	(220)	—	(220)	(179)	—	(179)
Comprehensive income (loss)			$813,217			(96,689)			(818,326)

*In accordance with ASC 740-20-45-11(b), the deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss).
See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Changes in Shareholders' Equity

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Total
Balance at December 31, 2009	$928,207	495,514	1,604,362	(114,155)	84,806	(147,693)	20,460	2,871,501
Net loss	—	—	—	—	—	(790,678)	(179)	(790,857)
Other comprehensive loss, net of income taxes	—	—	—	—	(27,648)	—	—	(27,648)
Cash dividends declared on common stock - $0.04 per share	—	—	—	—	—	(28,452)	—	(28,452)
Cash dividends paid on preferred stock	—	—	(48,394)	—	—	—	—	(48,394)
Accretion of discount on preferred stock	9,116	—	(9,116)	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	293,250	475,864	—	—	—	—	769,114
Issuance of prepaid common stock purchase contracts	—	—	265,564	—	—	—	—	265,564
Settlement of prepaid common stock purchase contracts	—	2,156	(2,156)	—	—	—	—	—
Treasury shares purchased	—	—	—	(21)	—	—	—	(21)
Issuance (forfeitures) of non-vested stock, net	—	(9)	9	—	—	—	—	—
Restricted share unit activity	—	44	(44)	—	—	—	—	—
Share-based compensation expense	—	—	7,158	—	—	—	—	7,158
Stock options exercised	—	1	—	—	—	—	—	1
Share-based compensation tax benefit	—	—	16	—	—	—	—	16
Change in ownership at majority-owned subsidiary	—	—	—	—	—	217	6,348	6,565
Balance at December 31, 2010	937,323	790,956	2,293,263	(114,176)	57,158	(966,606)	26,629	3,024,547
Net loss	—	—	—	—	—	(60,624)	(220)	(60,844)
Other comprehensive loss, net of income taxes	—	—	—	—	(36,065)	—	—	(36,065)
Cash dividends declared on common stock - $0.04 per share	—	—	—	—	—	(31,412)	—	(31,412)
Cash dividends paid on preferred stock	—	—	(48,394)	—	—	—	—	(48,394)
Accretion of discount on preferred stock	9,694	—	(9,694)	—	—	—	—	—
Restricted share unit activity	—	19	(19)	—	—	—	—	—
Share-based compensation expense	—	—	6,029	—	—	—	—	6,029
Issuance (forfeitures) of non-vested stock, net	—	(1)	1	—	—	—	—	—
Settlement of prepaid common stock purchase contracts	—	15	(15)	—	—	—	—	—
Change in ownership at majority-owned subsidiary	—	—	—	—	—	—	(26,409)	(26,409)
Balance at December 31, 2011	$947,017	790,989	2,241,171	(114,176)	21,093	(1,058,642)	—	2,827,452
Net income	—	—	—	—	—	830,209	—	830,209
Other comprehensive loss, net of income taxes	—	—	—	—	(16,992)	—	—	(16,992)
Cash dividends declared on common stock - $0.04 per share	—	—	—	—	—	(31,462)	—	(31,462)
Cash dividends paid on preferred stock	—	—	(48,394)	—	—	—	—	(48,394)
Accretion of discount on preferred stock	10,310	—	(10,310)	—	—	—	—	—
Restricted share unit activity	—	1,284	(1,211)	—	—	(73)	—	—
Share-based compensation expense	—	—	9,333	—	—	—	—	9,333
Share-based compensation tax deficiency	$—	—	(715)	—	—	—	—	(715)
Balance at December 31, 2012	$957,327	792,273	2,189,874	(114,176)	4,101	(259,968)	—	3,569,431

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2012	2011	2010
Operating Activities
Net income (loss)	$830,209	(60,844)	(790,857)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	320,369	418,795	1,131,274
Depreciation, amortization, and accretion, net	64,401	47,626	46,421
Deferred income tax (benefit) expense	(794,678)	(357)	9,215
Decrease in interest receivable	11,854	15,629	30,248
Decrease in interest payable	(8,253)	(16,680)	(23,877)
(Increase) decrease in trading account assets	5,764	5,428	(7,924)
Originations of mortgage loans held for sale	(1,226,234)	(980,173)	(1,378,431)
Proceeds from sales of mortgage loans held for sale	1,187,880	1,055,479	1,294,169
Gain on sale of mortgage loans held for sale, net	(15,709)	(5,955)	(10,521)
Decrease (increase) in other assets	61,758	111,852	570,019
Increase in accrued salaries and benefits	5,961	2,061	3,739
Decrease in other liabilities	(35,477)	(7,169)	(21,637)
Investment securities losses (gains), net	(39,142)	(75,007)	1,271
(Gain) loss on sale of other loans held for sale, net	4,681	(2,737)	3,050
Losses on other real estate, net	73,940	113,380	137,185
Decrease (increase) in fair value of private equity investments, net	(8,233)	1,118	(7,203)
Gain on sale of merchant services business	—	—	(69,466)
Gain (loss) on other assets held for sale, net	(314)	1,571	—
Write downs of other assets held for sale	2,425	7,266	—
Loss (gain) on curtailment of post-retirement health benefit	—	398	(7,092)
Increase in accrual for Visa indemnification	6,304	6,038	—
Share-based compensation	9,333	6,029	7,158
Other, net	15,292	1,959	(5,981)
Net cash provided by operating activities	$472,131	645,707	910,760
Investing Activities
Net decrease (increase) in interest earning deposits with banks	(9,852)	2,856	(3,912)
Net decrease in federal funds sold and securities purchased under repurchase agreements	45,399	1,586	43,457
Net decrease (increase) in interest bearing funds with Federal Reserve Bank	68,616	1,536,890	(1,202,049)
Proceeds from maturities and principal collections of investment securities available for sale	1,348,188	1,098,925	1,172,764
Proceeds from sales of investment securities available for sale	1,139,558	2,002,922	20,704
Purchases of investment securities available for sale	(1,803,738)	(3,309,605)	(1,447,514)
Proceeds from sale of loans	651,074	485,159	563,201
Proceeds from sale of other real estate	135,817	171,272	251,128
Principal repayments by borrowers on other loans held for sale	4,469	44,995	12,397
Net (increase) decrease in loans	(743,151)	234,310	1,339,488
Purchases of premises and equipment	(30,485)	(15,944)	(21,281)
Proceeds from disposals of premises and equipment	3,379	4,888	2,667
Proceeds from sale of other assets held for sale	8,782	7,683	—
Proceeds from sale of merchant services business	—	—	69,466
Net cash provided by investing activities	$818,056	2,265,937	800,516
Financing Activities
Net increase (decrease) in demand and savings deposits	322,060	426,812	(62,002)
Net decrease in certificates of deposit	(1,676,768)	(2,515,364)	(2,871,227)

Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(112,514)	(185,469)	24,164
Principal repayments on long-term debt	(491,049)	(601,415)	(678,788)
Proceeds from issuance of long-term debt	860,000	165,000	740,355
Purchase of treasury shares	—	—	(21)
Dividends paid to common shareholders	(31,462)	(31,412)	(25,502)
Transfer of funds to dividend payment agent	(7,853)	—	—
Dividends paid to preferred shareholders	(48,394)	(48,394)	(48,394)
Proceeds from issuance of common stock	—	—	769,114
Proceeds from issuance of prepaid common stock purchase contracts	—	—	265,564
Net cash used in financing activities	$(1,185,980)	(2,790,242)	(1,886,737)
Increase (decrease) in cash and cash equivalents	104,207	121,402	(175,461)
Cash and cash equivalents at beginning of year	510,423	389,021	564,482
Cash and cash equivalents at end of year	$614,630	510,423	389,021
Supplemental Cash Flow Information
Cash Paid (Received) During the Period for:
Income tax refunds, net	(7,734)	(5,113)	(324,257)
Interest paid	(139,505)	(195,589)	(302,199)
Non-cash Investing Activities (at Fair Value):
(Decrease) in unrealized gains net of unrealized losses on available for sale securities	(26,846)	(24,749)	(8,718)
Decrease in unrealized gains net of unrealized losses on hedging instruments	(1,381)	(11,316)	(20,459)
Amortization of post-retirement unfunded health benefit	590	—	2,470
Mortgage loans held for sale transferred to loans at fair value	1,959	7,100	6,404
Loans and other loans held for sale foreclosed and transferred to other real estate	147,653	205,263	400,404
Loans transferred to other loans held for sale at fair value	731,906	486,697	959,261
Other loans held for sale transferred to loans at fair value	442	21,372	2,401
Other loans held for sale foreclosed and transferred to other real estate at fair value	8,142	21,669	9,685
Premises and equipment transferred to other assets held for sale at fair value	2,404	22,429	—
Write down to fair value for other loans held for sale	3,222	13,437	5,965
Impairment loss on available for sale securities	450	1,647	2,198
Accretion of discount for Series A Preferred Stock	$(10,310)	(9,694)	(9,116)

See accompanying notes to the audited consolidated financial statements.

Note 1 - Summary of Significant Accounting Policies
Business Operations
The consolidated financial statements of Synovus include the accounts of the Parent Company and its consolidated subsidiaries. Synovus provides integrated financial services, including commercial and retail banking, financial management, insurance, and mortgage services to its customers through 29 locally-branded divisions of its wholly-owned subsidiary bank, Synovus Bank, and other offices in Georgia, Alabama, South Carolina, Florida, and Tennessee.
Basis of Presentation
The accounting and reporting policies of Synovus conform to accounting principles generally accepted in the United States (GAAP) and to general practices within the banking and financial services industries. All significant intercompany accounts and transactions have been eliminated in consolidation. In preparing the consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the respective consolidated balance sheets and the reported amounts of revenues and expenses for the periods presented. Actual results could differ significantly from those estimates.
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses; the valuation of other real estate; the fair value of investment securities; the fair value of private equity investments; and the valuation of deferred tax assets. In connection with the determination of the allowance for loan losses and the valuation of certain impaired loans and other real estate, management obtains independent appraisals for significant properties and properties collateralizing impaired loans. In making this determination, management also considers other factors or recent developments, such as changes in absorption rates or market conditions at the time of valuation and anticipated sales values based on management’s plans for disposition.
The following is a description of the Company's significant accounting policies.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks. At December 31, 2012 and 2011, cash and cash equivalents included $68.4 million and $73.3 million, respectively, on deposit to meet Federal Reserve Bank requirements. At December 31, 2012 and 2011, $15.5 million of the due from banks balance is restricted as to withdrawal, including $15.0 million on deposit pursuant to a payment network arrangement.
Short-term Investments
Short-term investments consist of interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements. Interest earning deposits with banks include $14.2 million at December 31, 2012 and $10.4 million at December 31, 2011, which is pledged as collateral in connection with certain letters of credit. Federal funds sold include $110.0 million at December 31, 2012 and $141.0 million at December 31, 2011, which is pledged to collateralize certain derivative instruments in a net liability position. Federal funds sold and securities purchased under resale agreements, federal funds purchased and securities sold under repurchase agreements, generally mature in one day.
Trading Account Assets
Trading account assets, which are primarily held on a short-term basis for the purpose of selling at a profit, consist of debt and equity securities and are reported at fair value. Fair value adjustments and fees from trading account activities are included as a component of other fee income on the consolidated statements of operations. Gains and losses realized from the sale of trading account assets are determined by specific identification and are included as a component of other fee income on the trade date. Interest income on trading assets is reported as a component of interest income on the consolidated statements of operations.
Mortgage Loans Held for Sale and Mortgage Banking Income
Mortgage Loans Held for Sale
Mortgage loans held for sale are recorded at fair value. Fair value is derived from a hypothetical bulk sale valuation model used to estimate the exit price of the loan in a loan sale. The bid pricing convention is used for loan pricing for similar assets. The valuation model is based upon forward settlements of a pool of loans of identical coupon, maturity, product, and credit attributes. The inputs to the model are continuously updated with available market and historical data. As the loans are sold in the secondary market, the valuation model produces an estimate of fair value that represents the highest and best use of the loans in Synovus' principal market.
Mortgage Banking Income
Mortgage banking income consists primarily of origination, ancillary fees, and gains and losses from the sale of mortgage loans. Mortgage loans are sold servicing released, without recourse or continuing involvement, and satisfy ASC 860-10-65, Transfers and Servicing of Financial Assets, criteria for sale accounting.
Other Loans Held for Sale
Loans are transferred to other loans held for sale at fair value when Synovus makes the determination to sell specifically identified loans. The fair value of other loans held for sale is primarily determined by analyzing the net sales proceeds for similar loans sold or in certain cases, based upon the contract price or appraised value. At the time of transfer, if the fair value is less than the carrying amount, the difference is recorded as a charge-off against the allowance for loan losses. Decreases in the fair value subsequent to the transfer, as well as gains/losses realized from sale of these loans, are recognized as gains/losses on other loans held for sale, net, a component of non-interest expense on the consolidated statements of operations.
Investment Securities Available for Sale
Investment securities available for sale are carried at fair value with unrealized gains and losses, net of the related tax effect, excluded from earnings and reported as a separate component of shareholders' equity within accumulated other comprehensive income (loss) until realized.
Synovus performs a quarterly assessment of its investment securities available for sale to determine if the decline in fair value of a security below its amortized cost is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (1) the holder has an intention to sell the security; (2) it is more likely than not that the security will be required to be sold prior to recovery; or (3) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary impairment losses are reflected in earnings as a charge against investment securities gains (losses), net, to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income (loss). Synovus has no intention to sell any securities in an unrealized loss position at December 31, 2012, prior to the recovery of the unrealized loss, nor is it more likely than not that Synovus would be required to sell such securities prior to the recovery of the unrealized losses. As of December 31, 2012, Synovus believes that all impairments of investment securities are temporary in nature.
Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method and prepayment assumptions. Actual prepayment experience is reviewed periodically and the timing of the accretion and amortization is adjusted accordingly. Interest income on securities available for sale is recorded on the accrual basis. Dividend and interest income are recognized when earned. Realized gains and losses for securities are included in investment securities gains (losses), net, on the consolidated statements of operations and are derived using the specific identification method, on a trade date basis, for determining the amortized cost of securities sold.
Loans and Interest Income on Loans
Loans are reported at principal amounts outstanding less amounts charged off, net of deferred fees and expenses. Interest income and deferred fees, net of expenses on loans are recognized on a level yield basis.
Non-accrual Loans
Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest is discontinued on loans when reasonable doubt exists as to the full collection of interest or principal, or when loans become contractually past due for 90 days or more as to either interest or principal, in accordance with the terms of the loan agreement, unless they are both well-secured and in the process of collection. When a loan is placed on non-accrual status, previously accrued and uncollected interest is generally reversed as an adjustment to interest income on loans. Interest payments received on non-accrual loans are generally applied as a reduction of principal. As payments are received on non-accruing loans, interest income can be recognized on a cash basis; however, there must be an expectation of full repayment of the remaining recorded principal balance. The remaining portion of this payment is recorded as a reduction to principal. Loans are generally returned to accruing status when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest, and the borrower has sustained repayment performance under the terms of the loan agreement for a reasonable period of time (generally six months).
Impaired Loans
Impaired loans are loans for which it is probable that Synovus will not be able to collect all amounts due according to the contractual terms of the loan agreements and all loans modified in a troubled debt restructuring (TDR). Other than TDRs, impaired loans do not include smaller-balance homogeneous loans that are collectively evaluated for impairment, which consist of most retail loans and commercial loans less than $1.0 million. Impairment is measured on a discounted cash flow method based upon the loan's contractual effective interest rate, or at the loan's observable market price, or at the fair value of the collateral, less costs to sell if the loan is collateral dependent. Interest income on non-accrual impaired loans is recognized as described above under "non-accrual loans." Impaired accruing loans generally consist of those troubled debt restructurings for which management has concluded that the collectability of the loan is not in doubt.

At December 31, 2012, substantially all non-accrual impaired loans were collateral-dependent. Most of these loans were secured by real estate. For impairment measured using the estimated fair value of collateral less costs to sell, fair value is estimated using appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments, such as selling costs and anticipated sales values, taking into account management's plans for disposition, which could result in adjustments to the fair value estimates indicated in the appraisals. The assumptions used in determining the amount of the impairment are subject to significant judgment. Use of different assumptions, for example, changes in the fair value of the collateral or management's plans for disposition could have a significant impact on the amount of impairment.
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
Troubled Debt Restructurings
When borrowers are experiencing financial difficulties, the Company may, in order to assist the borrowers in repaying the principal and interest owed to the Company, make certain modifications to the borrower's loan. All loan modifications and renewals are evaluated for troubled debt restructuring (TDR) classification. In accordance with ASU 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, issued in April 2011, a TDR is defined as a modification with a borrower that is experiencing financial difficulties, and the company has granted a financial concession that it would not normally make. The market interest rate concept in ASU 2011-02 states that if a borrower does not otherwise have access to funds at a market interest rates for debt with characteristics similar to those of the restructured debt, the restructuring would be considered to be at a below-market rate, which indicates that the lender may have granted a concession. Since Synovus often increases or maintains the interest rate upon renewal of a commercial loan, including renewals of loans involving borrowers experiencing financial difficulties, the market rate concept has become a significant factor in determining if a loan is classified as a TDR. All TDR's are considered to be impaired loans, and the amount of impairment, if any, is determined in accordance with ASC 310-10-35, Accounting By Creditors for Impairment of a Loan-an amendment of FASB Statements No. 5, ASC 450-20, and No. 15, ASC 310-40.

Concessions provided by Synovus in a TDR are generally made in order to assist borrowers so that debt service is not interrupted and to mitigate the potential for loan losses. A number of factors are reviewed when a loan is renewed, refinanced, or modified, including cash flows, collateral values, guarantees, and loan structures. Concessions are primarily in the form of providing a below market interest rate given the borrower's credit risk to assist the borrower in managing cash flows, an extension of the maturity of the loan generally for less than one year, or a period of time generally less than one year with a reduction of required principal and/or interest payments (e.g., interest only for a period of time). These types of concessions may be made during the term of a loan or upon the maturity of a loan, as a loan renewal. Renewals of loans made to borrowers experiencing financial difficulties are evaluated for TDR designation by determining if concessions are being granted, including consideration of whether the renewed loan has an interest rate that is at market, given the credit risk related to the loan. Insignificant periods of reduction of principal and/or interest payments, or one time deferrals of three months or less, are generally not considered to be financial concessions. Further, it is generally Synovus' practice not to defer principal and/or interest for more than twelve months.
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

Allowance for Loan Losses
The allowance for loan losses is a significant estimate and is regularly evaluated by Synovus for accuracy and consistency between the changes in the allowance for loan losses with the credit trends and credit events in the loan portfolio. The allowance for loan losses consist of two components: the allocated and unallocated allowances. The allowance for loan losses is determined based on an analysis, which assesses the inherent risk for probable loss within the loan portfolio. Significant judgments and estimates are necessary in the determination of the allowance for loan losses. Significant judgments include, among others, loan risk ratings and classifications, the determination and measurement of impaired loans, the timing of loan charge-offs, the probability of loan defaults, the net loss exposure in the event of loan defaults, qualitative loss factors, as well as other environmental and economic considerations. In determining an adequate allowance for loan losses, management makes numerous assumptions, estimates, and assessments, which are inherently subjective. The use of different estimates or assumptions could have a significant impact on the provision for loan losses, allowance for loan losses, non-performing loans, loan charge-offs, and other credit metrics.
Commercial Loans – Allowance for Loan Losses
The allocated allowance for commercial loans is based upon quarterly analyses of impaired commercial loans to determine the amount of specific reserves (and/or loan charge-offs), if any, as well as an analysis of historical loan default experience, loan net loss experience and related qualitative factors, if appropriate, for categories of loans with similar risk attributes and further segregated by Synovus' internal loan grading system.
Impaired loans are generally evaluated on a loan by loan basis with specific reserves recorded as appropriate. Specific reserves are determined based on ASC 310-10-35, which provides for measurement of a loan's impairment based on one of three methods. If the loan is collateral dependent, then the fair value of the loan's collateral, less estimated selling costs are compared to the loan's carrying amount to determine impairment. Other methods of measuring a loan's impairment include the present value of the expected future cash flows of the loan, or if available, the observable market price of the loan. Synovus considers the pertinent facts and circumstances for each impaired loan when selecting a method to measure impairment, and quarterly evaluates each selection to ensure its continued appropriateness and evaluates the reasonableness of specific reserves, if any.
For loans that are not considered impaired, the allocated allowance for loan losses is determined based upon Expected Loss ("EL") factors, which are applied to groupings of specific loan types by loan risk ratings. The EL is determined based upon a probability of default ("PD"), which is the probability that a borrower, segregated by loan type and loan risk grade, will default, and loss given default (“LGD”), which is the estimate of the amount of net loss in the event of default. The allocated EL factors for commercial loans are also adjusted, as necessary, by qualitative factor considerations for the applicable loan categories, which include, among other considerations, the aging of portfolio default experience data used in the PD calculation, and the aging of the portfolio net loss experience data used in the LGD calculation. The groupings of the loans into loan categories are determined based upon the nature of the loan types and the level of inherent risk associated with the various loan categories. The loan groupings are further segregated based upon the individual loan risk ratings, as described below.
The risk ratings are based on the borrowers' credit risk profile, considering factors such as debt service history, current and estimated prospective cash flow information, collateral supporting the credit, source of repayment as well as other variables, as appropriate. Ratings six through nine are defined consistent with the bank regulatory classifications of special mention, substandard, doubtful, and loss, respectively. Each loan is assigned a risk rating during its initial approval process. This process begins with a loan rating recommendation from the loan officer responsible for originating the loan. The loan rating recommendation is subject to approvals from other members of management, regional credit and/or loan committees depending on the size of the loan and loan's credit attributes. Loan ratings are regularly reevaluated based upon annual scheduled credit reviews or on a more frequent basis if determined prudent by management. Additionally, an independent loan review function evaluates Synovus' risk rating process on a continuous basis.
At December 31, 2012, the PD factors are based upon loan defaults experienced through September 30, 2012, and the LGD factors are based upon net losses on defaulted loans through September 30, 2012. The impact of the one quarter lag in the data used to determine the PD and LGD factors at December 31, 2012 was assessed and it was determined that the fourth quarter 2012 default and loss given default data would not significantly impact the December 31, 2012 analysis. No qualitative adjustments to the EL factors were required at December 31, 2012 or 2011.
Retail Loans – Allowance for Loan Losses
The allocated allowance includes reserves for pools of homogeneous loans and for impaired loans, which are generally evaluated on a loan by loan basis with specific reserves recorded, as appropriate. For loans that are not considered impaired, the allocated allowance for loan losses is determined based upon EL factors which are applied to groupings of specific loan types, by loan risk rating.
For loans that are not considered impaired, the allocated allowance for loan losses is determined based upon Expected Loss ("EL") factors, which are applied to groupings of specific loan types by loan risk ratings. The EL is determined based upon a probability of default ("PD"), which is the probability that a borrower, segregated by loan type and loan risk grade, will default, and loss given default (“LGD”), which is the estimate of the amount of net loss in the event of default. The allocated EL factors for retail loans are also adjusted, as necessary, by qualitative factor considerations for the applicable loan categories, which include, among other considerations, the aging of portfolio default experience data used in the PD calculation, and the aging of the portfolio net loss experience data used in the LGD calculation. The groupings of the loans into loan categories are determined based upon the nature of the loan types and the level of inherent risk associated with the various loan categories. The loan groupings are further segregated based upon the individual loan risk ratings, as described below.
As a result of Synovus' past practice of updating retail default and loss-given default data once per year, loan default and net loan loss upon default data utilized in the PD and LGD calculations did not historically include the most recent periods' portfolio default and net loss experience; therefore, these factors required a qualitative factor adjustment to properly capture the estimated inherent risk of loss in the respective loan portfolios not identified in the PD or LGD factors because of the time lag in the data used for the PD and LGD factors.
In 2012, Synovus began updating the loan default data and net loss upon default data utilized in the calculation of the PD factors and LGD factors, respectively, at least twice a year. The use of this more current data, as well as an expanded default definition, eliminated the need for the qualitative adjustment factor included in the EL factors at December 31, 2012. At December 31, 2012, the PD factors were based upon loan defaults experienced through September 30, 2012, and the LGD factors were based upon losses on defaulted loans through September 30, 2012.
Retail Loans – Risk Ratings
Retail loans are generally assigned a risk rating on a 6-point scale at the time of origination based on credit bureau scores, with a loan grade of 1 assigned as the lowest level of risk and a loan grade of 6 as the highest level of risk. At 90-119 days past due, a loan grade of 7-substandard rating is applied and at 120 days past due, the loan is generally downgraded to grade 9-loss. The credit bureau based ratings are updated at least semi-annually and the ratings based on the past due status are updated monthly.
Unallocated Allowance for Loan Losses
The unallocated component of the allowance for loan losses is considered necessary to provide for certain environmental and economic factors that affect the inherent risk of loss in the entire loan portfolio that are not fully captured in the allocated allowance for loan losses. Unallocated qualitative factors included in the determination of the unallocated allowance for loan losses include the following:

•	effects of any changes in underwriting standards, and other changes in lending policies, procedures and practices

•	experience, ability and depth of lending management, loan review personnel and other relevant staff

•	national and local economic trends and conditions

•	underlying value of collateral dependent loans, which impacts trends in charge-offs and recoveries that are not included in the expected loss factors

•	levels and trends in delinquencies and impaired loans not included in the expected loss factors

•	effects of changes in credit concentrations

•	trends in volume and terms of loans

•	other isolated events
On a quarterly basis, management updates its analysis and consideration of these factors and determines the impact, if any, on the allowance for loan losses and the provision for loan losses for each respective period. The unallocated reserve for the year ended December 31, 2012 was $28 million, a decrease of $20 million compared to the prior year. The decrease is primarily due to further stabilization in the fair value of real estate collateral in our market area, which positively impacts the inherent risk of loss in the majority of the loan portfolio at December 31, 2012.
Premises and Equipment
Premises and equipment, including bank owned branch locations and leasehold improvements, are reported at cost, less accumulated depreciation and amortization, which are computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are depreciated over the shorter of the estimated useful life or the remainder of the lease term. Synovus reviews long-lived assets, such as premises and equipment, for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill
Goodwill represents the excess purchase price over the fair value of identifiable net assets of acquired businesses. In accordance with ASC 350-Intangibles, Goodwill and Other, goodwill is not amortized, but tested for impairment at the reporting unit (sub-segment) level on an annual basis and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Synovus reviews goodwill for impairment annually as of June 30th of each year and at interim periods if indicators of impairment exist.
Under ASU 2011-08, Testing Goodwill for Impairment, Synovus is permitted to qualitatively assess whether the fair value of a reporting unit is less than its carrying amount (Step 0). Based on the qualitative assessment, if Synovus determines that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, Synovus must perform Step 1 of the goodwill impairment test. Step 1 compares the fair value of the reporting unit to its carrying value. If the fair value is greater than the carrying value, there is no indication of impairment. Step 2 is performed when the fair value determined in Step 1 is less than the reporting unit's carrying value. Step 2 involves a process similar to business combination accounting, where fair values are assigned to all assets, liabilities, and intangibles. The result of Step 2 is the implied fair value of goodwill. If the Step 2 implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.
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
Other Real Estate
ORE consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans. In accordance with the provisions of ASC 310-10-35 regarding subsequent measurement of loans for impairment and ASC 310-40-15 regarding accounting for troubled debt restructurings by a creditor, a loan is classified as an in-substance foreclosure when Synovus has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place.
At foreclosure, ORE is recorded at the lower of cost or fair value less the estimated cost to sell, which establishes a new cost basis. Subsequent to foreclosure, ORE is evaluated quarterly and reported at fair value less estimated costs to sell, not to exceed the new cost basis, determined on the basis of current appraisals, as well as the review of comparable sales and other estimates of fair value obtained principally from independent sources, changes in absorption rates or market conditions from the time of the latest appraisal received or previous re-evaluation performed, and anticipated sales values considering management's plans for disposition.
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

Private Equity Investments
Private equity investments are recorded at fair value on the consolidated balance sheets with realized and unrealized gains and losses included in increase/(decrease) in fair value of private equity investments, net, on the consolidated statements of operations in accordance with ASC 946, Financial Services-Investment Companies. The private equity investments in which Synovus holds a limited partner interest consist of funds that invest in privately held companies. For privately held companies in the fund, the general partner estimates the fair value of the company in accordance with GAAP as clarified by ASC 820, Fair Value Measurements and Disclosures. The estimated fair value of the company is the estimated fair value as an exit price the fund would receive if it were to sell the company in the marketplace. The fair value of the fund's underlying investments is estimated through the use of valuation models, such as option pricing or a discounted cash flow model. Valuation factors such as a company's operational performance against budget or milestones, last price paid by investors, with consideration given on whether financing is provided by insiders or unrelated new investors, public market comparables, liquidity of the market, industry and economic trends, and change of management or key personnel, are used in the determination of estimated fair value.
Derivative Instruments
Synovus’ risk management policies emphasize the management of interest rate risk within acceptable guidelines. Synovus’ objective in maintaining these policies is to limit volatility in net interest income arising from changes in interest rates. Risks to be managed include both fair value and cash flow risks. Utilization of derivative financial instruments provides a valuable tool to assist in the management of these risks.
In accordance with ASC 815, Derivatives and Hedging, all derivative instruments are recorded on the consolidated balance sheets at their respective fair values, as components of other assets and other liabilities.
The accounting for changes in fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the unrealized gain or loss on the derivative instrument is recognized in earnings in the period of change, together with the offsetting unrealized loss or gain on the hedged item attributable to the risk being hedged as a component of other non-interest income on the consolidated statements of operations. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the hedged item is reported initially as a component of accumulated other comprehensive income (loss), net of the tax impact, and subsequently reclassified into earnings when the hedged transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss on the derivative instrument, are reported in earnings immediately as a component of other non-interest income on the consolidated statements of operations. If the derivative instrument is not designated as a hedge, the gain or loss on the derivative instrument is recognized in earnings as a component of other non-interest income on the consolidated statements of operations in the period of change. At December 31, 2012, Synovus does not have any derivative instruments which are measured for ineffectiveness using the short-cut method.
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
Synovus may utilize interest rate swap agreements to hedge the fair value risk of fixed-rate liabilities on the consolidated balance sheets, which consist primarily of deposit and long-term debt liabilities. Fair value risk is measured as the volatility in the value of these liabilities as interest rates change. Interest rate swaps entered into to manage this risk are designed to have the same notional value, as well as similar interest rates and interest calculation methods. These agreements entitle Synovus to receive fixed-rate interest payments and pay floating-rate interest payments based on the notional amount of the swap agreements. Swap agreements structured in this manner allow Synovus to effectively hedge the fair value risks of these fixed-rate liabilities. Ineffectiveness from fair value hedges is recognized in the consolidated statements of operations as other non-interest income. At December 31, 2012 and 2011, there were no fair value hedges outstanding, and therefore, no cumulative ineffectiveness.
Synovus is potentially exposed to cash flow risk due to its holding of loans whose interest payments are based on floating rate indexes. Synovus monitors changes in these exposures and their impact on its risk management activities and uses interest rate swap agreements to hedge the cash flow risk. These agreements entitle Synovus to receive fixed-rate interest payments and pay floating-rate interest payments. These agreements also allow Synovus to offset the variability of floating rate loan interest received with the variable interest payments paid on the interest rate swaps. The ineffectiveness from cash flow hedges is recognized in the consolidated statements of operations as other non-interest income. At December 31, 2012 and 2011, there were no cash flow hedges outstanding, and therefore, no cumulative ineffectiveness.
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
Synovus also holds derivative instruments, which consist of rate lock agreements related to expected funding of fixed-rate mortgage loans to customers (interest rate lock commitments) and forward commitments to sell mortgage-backed securities and individual fixed-rate mortgage loans. Synovus’ objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the interest rate lock commitments and the mortgage loans that are held for sale. Both the interest rate lock commitments and the forward commitments are reported at fair value, with adjustments recorded in current period earnings in mortgage banking income.
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
When using derivatives to hedge fair value and cash flow risks, Synovus exposes itself to potential credit risk from the counterparty to the hedging instrument. This credit risk is normally a small percentage of the notional amount and fluctuates as interest rates change. Synovus analyzes and approves credit risk for all potential derivative counterparties prior to execution of any derivative transaction. Synovus seeks to minimize credit risk by dealing with highly rated counterparties and by obtaining collateralization for exposures above certain predetermined limits. If significant counterparty risk is determined, Synovus adjusts the fair value of the derivative recorded asset balance to consider such risk.
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
Brokerage and Investment Banking Revenue
Brokerage revenue consists primarily of commission income, which represents the spread between buy and sell transactions processed, and net fees charged to customers on a transaction basis for buy and sell transactions processed. Commission income is recorded on a trade-date basis. Brokerage revenue also includes portfolio management fees, which represent monthly fees charged on a contractual basis to customers for the management of their investment portfolios and are recorded under the accrual method of accounting.
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
Income Taxes
Synovus is a domestic corporation that files a consolidated federal income tax return with its wholly-owned subsidiaries and files state income tax returns on a consolidated and a separate entity basis with the various taxing jurisdictions based on its taxable presence. Synovus accounts for income taxes in accordance with ASC 740, Income Taxes. The current income tax accrual or receivable is an estimate of the amounts owed to or due from taxing authorities in which Synovus conducts business. It also includes increases and decreases in the amount of taxes payable for uncertain tax positions reported in tax returns for the current and/or prior years.

Synovus uses the asset and liability method to account for future income taxes expected to be paid or received (i.e., deferred income taxes). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement (GAAP) carrying amounts of existing assets and liabilities and their respective tax bases, including operating losses and tax credit carryforwards. The deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date.
A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset will not be realized. In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carryback years, future reversals of existing temporary differences, tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. The predictability that future taxable income, exclusive of reversing temporary differences, will occur is the most subjective of these four sources. Additionally, cumulative losses in recent years is considered negative evidence, that may be difficult to overcome, to support a conclusion that future taxable income, exclusive of reversing temporary differences and carryforwards, is sufficient to realize a deferred tax asset. Judgment is a critical element in making this assessment. Changes in the valuation allowance are recorded through income tax expense.
Significant estimates used in accounting for income taxes relate to the valuation allowance for deferred tax assets, estimates of the realizability of income tax credits, utilization of net operating losses, the determination of taxable income, and the determination of temporary differences between book and tax bases.
Synovus accrues tax liabilities for uncertain income tax positions based on current assumptions regarding the expected outcome by weighing the facts and circumstances available at the reporting date. If related tax benefits of a transaction are not more likely than not of being sustained upon examination, Synovus will accrue a tax liability or reduce a deferred tax asset for the expected tax impact associated with the transaction. Events and circumstances may alter the estimates and assumptions used in the analysis of its income tax positions and, accordingly, Synovus' effective tax rate may fluctuate in the future. Synovus recognizes accrued interest and penalties related to unrecognized income tax benefits as a component of income tax expense.
Share-based Compensation
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. Synovus' share-based compensation costs associated with employee grants are recorded as a component of salaries and other personnel expense in the consolidated statements of operations. Share-based compensation costs associated with grants made to non-employee directors of Synovus are recorded as a component of other operating expenses. Share-based compensation expense for service-based awards is recognized net of estimated forfeitures for plan participants on a straight-line basis over the vesting period.
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
Management employs independent third-party pricing services to provide fair value estimates for Synovus' investment securities available for sale and trading account assets. Fair values for fixed income investment securities and certain derivative financial instruments are typically the prices supplied by either a third-party pricing service or an unrelated counterparty, which utilize quoted market prices, broker/dealer quotations for identical or similar securities, and/or inputs that are observable in the market, either directly or indirectly, for substantially similar securities. Level 1 securities are typically exchange quoted prices. Level 2 securities are typically matrix priced by a third-party pricing service to calculate the fair value. Such fair value measurements consider observable data, such as relevant broker/dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. Level 3 instruments' value is determined using pricing models, discounted cash flow models and similar techniques, and may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability. These methods of valuation may result in a significant portion of the fair value being derived from unobservable assumptions that reflect Synovus' own estimates for assumptions that market participants would use in pricing the asset or liability.
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
ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure in U.S. GAAP and IFRS. Most of the amendments of ASU 2011-04 are clarifications of the FASB's intent about the application of existing fair value measurement and disclosure requirements. Other amendments change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The new fair value measurement disclosures include additional quantitative and qualitative disclosures for Level 3 measurements, including a sensitivity analysis of fair value changes in unobservable inputs, and categorization by fair value hierarchy level for items for which the fair value is only disclosed. The adoption of this guidance impacted Synovus' consolidated financial statement disclosures, but did not affect Synovus' financial position or results of operations. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 16 - Fair Value Accounting" of this Report for further discussion of Synovus' use of the various fair value methodologies and the types of assets and liabilities in which fair value accounting is applied and related required disclosures.
ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. This ASU focuses the transferor's assessment of effective control on its contractual rights and obligations by removing the requirements to assess its ability to exercise those rights or honor those obligations. Synovus does not currently access wholesale funding markets through sales of securities with agreements to repurchase. Repurchase agreements are offered through a commercial banking sweep product as a short-term investment opportunity for customers. Such arrangements are common in the banking industry and are accounted for as borrowings at Synovus. There was no impact to Synovus' consolidated financial statements upon adoption of this standard.
ASU 2011-08, Testing Goodwill for Impairment. Under the provisions of this update to the accounting standards, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. Synovus completed its annual goodwill impairment testing effective June 30, 2012, as well as an interim testing effective December 31, 2012 for the investment advisory services unit. Synovus did not apply the qualitative assessment provisions of this ASU when performing the impairment analyses. See “Part II, Item 8. Financial Statements and Supplementary Data - Note 8 - Goodwill” in this Report for further discussion regarding these analyses.
Recently Issued Accounting Standards Updates
In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires additional disclosures about financial instruments and derivative instruments that are offset or subject to an enforceable master netting arrangement or similar agreement. This ASU is effective for the interim reporting period ending March 31, 2013, with retrospective disclosure for all comparative periods presented. At this time, Synovus does not have significant financial instruments that will be subject to the new requirements of ASU 2011-11; therefore, the ASU is not expected to have a material impact Synovus' financial position, results of operations, or cash flows.
In July 2012, the FASB issued ASU 2012-02, Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU relates to testing intangibles other than goodwill for impairment. If certain conditions are met, the ASU provides for a qualitative impairment assessment instead of a quantitative assessment. For Synovus, the ASU primarily applies to core deposit intangibles, which have a net carrying value of only $3.9 million at December 31, 2012. The ASU is not expected to have an impact on Synovus' financial position, results of operations, or cash flows.
Reclassifications
Prior years' consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.
Subsequent Events
Synovus has evaluated for consideration, or disclosure, all transactions, events, and circumstances, if any, subsequent to the date of the consolidated balance sheet and through the date the accompanying audited consolidated financial statements were issued, and has reflected, or disclosed, those items within the consolidated financial statements and related footnotes as deemed appropriate.

Note 2 - Discontinued Operations
On March 31, 2010 Synovus sold its merchant services business. Accordingly, the revenues and expenses of the merchant services business for the year ended December 31, 2010 have been reported as discontinued operations. Income from discontinued operations for the year ended December 31, 2010 includes the gain on sale of this business.
The following amounts have been segregated from continuing operations and included in income from discontinued operations, net of income taxes, in the consolidated statements of operations. There were no discontinued operations for the years ended December 31, 2012 and 2011.

(in thousands)	2010
Merchant services revenues	73,926	(1)
Merchant services expense	3,285
Merchant services income, before income taxes	70,641	(1)
Income tax expense	27,479
Income from discontinued operations, net of income taxes	43,162	(1)

(1)	Includes a pre-tax gain of $69.5 million ($42.4 million net of tax) from the sale of the merchant services business in March 2010.
Cash flows from discontinued operations were limited to revenues and expenses of discontinued operations as components of income from discontinued operations, net of income taxes. The proceeds from sale of the merchant services business are included as a component of net cash provided by the proceeds from the sale of the merchant services business within the investing section of the Consolidated Statement of Cash Flows and the gain on sale of merchant services business, included as a component of net cash provided by operating activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2010.

Note 3 - Restructuring Charges
For the years ended December 31, 2012, 2011 and 2010 total restructuring charges are as follows:

	Years Ended December 31,
(in thousands)	2012	2011	2010
Severance charges	$3,826	17,570	3,038
Lease termination charges	—	3,147	—
Asset impairment charges	1,956	6,643	—
Gain on sale of assets held for sale	(622)	(929)	—
Professional fees and other charges, net	252	4,234	2,500
Total restructuring charges	$5,412	30,665	5,538

In January 2011, Synovus announced efficiency and growth initiatives intended to streamline operations, boost productivity, reduce expenses, and increase revenue. During 2011, Synovus implemented most of the components of the initiatives, which resulted in restructuring charges of $30.7 million. During 2012, Synovus recognized restructuring charges of $5.4 million associated with these ongoing efficiency initiatives. As part of these efficiency initiatives, Synovus closed 31 branches during 2011 and 10 branches during 2012. During 2012 and 2011, Synovus transferred premises and equipment with a carrying value of $3.8 million and $17.8 million, respectively, immediately preceding the transfer to other assets held for sale, a component of other assets on the consolidated balance sheet. During 2011, Synovus recognized impairment charges of $6.6 million related to these assets and net gains of $929 thousand on the sale of these assets. During 2012, Synovus recognized impairment charges of $2.0 million related to these assets and net gains of $622 thousand on the sale of these assets. During 2012 and 2011, Synovus received proceeds of $5.8 million and $5.1 million, respectively, from sales of these assets. The carrying value of the remaining held for sale assets was $3.6 million at December 31, 2012.
During the year ended December 31, 2010, Synovus recognized approximately $5.5 million in restructuring charges related to other cost saving strategies.
The liability for restructuring activities was $728 thousand at December 31, 2012 which consists primarily of estimated severance payments and lease termination payments. Cash payments associated with this liability are expected to occur over the next six months.
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

Note 4 - Trading Account Assets
The following table summarizes trading account assets at December 31, 2012 and 2011, which are reported at fair value.

	December 31,
(in thousands)	2012	2011
Mortgage-backed securities issued by U.S. Government agencies	$2,171	33
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	4,875	4,040
All other residential mortgage-backed securities	1,159	11,748
State and municipal securities	451	10
Other investments	2,446	1,035
Total	$11,102	16,866

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
During the years ended December 31, 2012, 2011, and 2010, Synovus transferred loans with a carrying value immediately preceding the transfer totaling $999.6 million, $681.6 million, and $1.36 billion, respectively, to other loans held for sale. Charge-offs recorded upon transfer of these loans to held for sale totaled $267.6 million, $194.9 million, and $405.0 million for the years ended December 31, 2012, 2011, and 2010, respectively. These charge-offs which resulted in a new cost basis (fair value less costs to sell) of $731.9 million, $486.7 million, and $959.3 million for the loans transferred during the years ended December 31, 2012, 2011, and 2010, respectively, were based on the fair value, less estimated costs to sell, of the loans at the time of transfer.

Note 6 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at December 31, 2012 and 2011 are summarized below.

	December 31, 2012
(in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$356	—	—	356
U.S. Government agency securities	35,791	2,255	—	38,046
Securities issued by U.S. Government sponsored enterprises	289,523	3,787	—	293,310
Mortgage-backed securities issued by U.S. Government agencies	238,381	7,220	(8)	245,593
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,832,076	37,646	(2,229)	1,867,493
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	513,637	2,534	(1,682)	514,489
State and municipal securities	15,218	582	(2)	15,798
Equity securities	3,648	92	—	3,740
Other investments	3,000	—	(713)	2,287
Total	$2,931,630	54,116	(4,634)	2,981,112

	December 31, 2011
(in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$426	—	—	426
U.S. Government agency securities	37,489	3,004	—	40,493
Securities issued by U.S. Government sponsored enterprises	667,707	8,333	(619)	675,421
Mortgage-backed securities issued by U.S. Government agencies	266,682	19,071	—	285,753
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,955,988	46,275	(257)	2,002,006
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	651,379	1,646	(1,525)	651,500
State and municipal securities	24,530	808	(20)	25,318
Equity securities	4,147	—	(388)	3,759
Other investments	5,449	—	—	5,449
Total	$3,613,797	79,137	(2,809)	3,690,125

(1)
Amortized cost is adjusted for other-than-temporary impairment charges in 2012 and 2011, which have been recognized in the consolidated statements of operations in the applicable year, and were considered inconsequential.

At December 31, 2012 and 2011, investment securities with a carrying value of $2.28 billion and $2.48 billion, respectively, were pledged to secure certain deposits, securities sold under repurchase agreements, and payment network arrangements, as required by law and contractual agreements.
Synovus has reviewed investment securities that are in an unrealized loss position as of December 31, 2012 and 2011 for other-than-temporary impairment and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. Synovus does not intend to sell any of the investment securities prior to the recovery of the unrealized loss, which may not be until maturity, and it is not more likely than not that Synovus will be required to sell any of the securities in an unrealized loss position. The unrealized losses are related to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that unrealized losses represent other-than-temporary impairment. These factors include length of time that the security has been in a loss position, the extent that the fair value has been below amortized cost, and the credit standing of the issuer. As of December 31, 2012 there are 9 securities in a loss position for less than twelve months and 6 securities in a loss position for more than 12 months.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 are presented below.

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total Fair Value
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	—	—	—	—	—
U.S. Government agency securities	—	—	—	—	—	—
Securities issued by U.S. Government sponsored enterprises	—	—	—	—	—	—
Mortgage-backed securities issued by U.S. Government agencies	3,314	(8)	2	—	3,316	(8)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	286,452	(2,229)	—	—	286,452	(2,229)
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	42,036	(325)	168,906	(1,357)	210,942	(1,682)
State and municipal securities	—	—	35	(2)	35	(2)
Equity securities	—	—	—	—	—	—
Other investments	2,287	(713)	—	—	2,287	(713)
Total	$334,089	(3,275)	168,943	(1,359)	503,032	(4,634)

	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total Fair Value
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	—	—	—	—	—
U.S. Government agency securities	—	—	—	—	—	—
Securities issued by U.S. Government sponsored enterprises	349,370	(619)	—	—	349,370	(619)
Mortgage-backed securities issued by U.S. Government agencies	—	—	—	—	—	—
Mortgage-backed securities issued by U.S. Government sponsored enterprises	148,283	(257)	—	—	148,283	(257)
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	337,060	(1,521)	297	(4)	337,357	(1,525)
State and municipal securities.	32	(3)	883	(17)	915	(20)
Equity securities	2,367	(388)	—	—	2,367	(388)
Other investments	—	—	—	—	—	—
Total	$837,112	(2,788)	1,180	(21)	838,292	(2,809)

The amortized cost and fair value by contractual maturity of investment securities available for sale at December 31, 2012 are shown below. The expected life of mortgage-backed securities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been classified based on the final contractual payment date.

	Distribution of Maturities at December 31, 2012
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Amortized Cost
U.S. Treasury securities	$356	—	—	—	—	356
U.S. Government agency securities	—	1,265	32,498	2,028	—	35,791
Securities issued by U.S. Government sponsored enterprises	4,499	285,024	—	—	—	289,523
Mortgage-backed securities issued by U.S. Government agencies	3	271	1	238,106	—	238,381
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,077	9,922	1,432,263	387,814	—	1,832,076
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	—	532	513,105	—	513,637
State and municipal securities	3,273	6,436	1,965	3,544	—	15,218
Equity securities	—	—	—	—	3,648	3,648
Other investments	—	—	—	3,000	—	3,000
Total	$10,208	302,918	1,467,259	1,147,597	3,648	2,931,630
Fair Value
U.S. Treasury securities	$356	—	—	—	—	356
U.S. Government agency securities	—	1,433	34,185	2,428	—	38,046
Securities issued by U.S. Government sponsored enterprises	4,582	288,728	—	—	—	293,310
Mortgage-backed securities issued by U.S. Government agencies	3	286	1	245,303	—	245,593
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,158	10,532	1,443,976	410,827	—	1,867,493
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	—	541	513,948	—	514,489
State and municipal securities	3,308	6,661	2,051	3,778	—	15,798
Equity securities	—	—	—	—	3,740	3,740
Other investments	—	—	—	2,287	—	2,287
Total	$10,407	307,640	1,480,754	1,178,571	3,740	2,981,112

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale at December 31, 2012, 2011 and 2010 are presented below. Other-than-temporary impairment charges of $0.5 million, $1.6 million, and $2.2 million respectively, are included in gross realized losses for the years ended December 31, 2012, 2011 and 2010. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

(in thousands)	2012	2011	2010
Proceeds from sales of investment securities available for sale	$1,139,558	2,002,922	20,704
Gross realized gains	39,592	76,654	927
Gross realized losses	(450)	(1,647)	(2,198)
Investment securities gains (losses), net	$39,142	75,007	(1,271)

Note 7 – Loans and Allowance for Loan Losses
Loans outstanding, by classification, at December 31, 2012 and 2011 are summarized below.

	December 31,
(in thousands)	2012	2011
Investment properties	$4,376,118	4,557,313
1-4 family properties	1,279,105	1,618,484
Land acquisition	794,229	1,094,821
Total commercial real estate	6,449,452	7,270,618
Commercial and industrial	9,101,514	8,941,274
Home equity lines	1,542,397	1,619,585
Consumer mortgages	1,394,248	1,411,749
Credit cards	263,561	273,098
Small business	516,349	300,332
Other retail loans	294,542	275,143
Total retail	4,011,097	3,879,907
Total loans	19,562,063	20,091,799
Deferred fees and costs, net	(20,373)	(11,986)
Total loans, net of deferred fees and costs	$19,541,690	20,079,813

Total commercial real estate loans represent 33.0% and 36.2% of the total loan portfolio at December 31, 2012 and 2011, respectively.
A substantial portion of the loan portfolio is secured by real estate in markets located throughout Georgia, Alabama, Tennessee, South Carolina, and Florida. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in market conditions in these areas.

The following is a summary of current, accruing past due, and non-accrual loans by class as of December 31, 2012 and 2011.

Current, Accruing Past Due, and Non-accrual Loans
	December 31, 2012
( in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$4,278,016	5,436	798	6,234	91,868	4,376,118
1-4 family properties	1,193,433	13,053	41	13,094	72,578	1,279,105
Land acquisition	599,034	3,422	298	3,720	191,475	794,229
Total commercial real estate	6,070,483	21,911	1,137	23,048	355,921	6,449,452
Commercial and industrial	8,944,121	33,526	906	34,432	122,961	9,101,514
Home equity lines	1,515,396	9,555	705	10,260	16,741	1,542,397
Consumer mortgages	1,332,369	21,961	1,288	23,249	38,630	1,394,248
Credit cards	258,698	2,450	2,413	4,863	—	263,561
Small business	505,526	4,935	338	5,273	5,550	516,349
Other retail loans	287,312	3,676	24	3,700	3,530	294,542
Total retail	3,899,301	42,577	4,768	47,345	64,451	4,011,097
Total loans	$18,913,905	98,014	6,811	104,825	543,333	19,562,063

	December 31, 2011
( in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	4,450,627	10,866	54	10,920	95,766	4,557,313
1-4 family properties	1,396,778	23,480	642	24,122	197,584	1,618,484
Land acquisition	855,021	5,299	350	5,649	234,151	1,094,821
Total commercial real estate	6,702,426	39,645	1,046	40,691	527,501	7,270,618
Commercial and industrial	8,618,813	49,826	5,035	54,861	267,600	8,941,274
Home equity lines	1,581,469	12,893	664	13,557	24,559	1,619,585
Consumer mortgages	1,326,411	23,213	5,130	28,343	56,995	1,411,749
Credit cards	267,511	3,113	2,474	5,587	—	273,098
Small business	293,169	3,255	146	3,401	3,762	300,332
Other retail loans	269,537	2,977	25	3,002	2,604	275,143
Total retail	3,738,097	45,451	8,439	53,890	87,920	3,879,907
Total loans	19,059,336	134,922	14,520	149,442	883,021	20,091,799

Non-accrual loans as of December 31, 2012 and 2011 were $543.3 million and $883.0 million, respectively. Interest income on non-accrual loans outstanding at December 31, 2012 and 2011 that would have been recorded if the loans had been current and performed in accordance with their original terms was $30.2 million and $71.3 million, respectively. Interest income recorded on these loans for the years ended December 31, 2012 and 2011 was $7.7 million and $19.3 million, respectively.
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

Loan Portfolio Credit Exposure by Risk Grade
	December 31, 2012
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$3,659,102	463,532	253,484	—	—		4,376,118
1-4 family properties	903,213	197,148	176,672	1,953	119	(2) (3)	1,279,105
Land acquisition	416,822	143,685	227,761	5,961	—		794,229
Total commercial real estate	4,979,137	804,365	657,917	7,914	119	(2) (3)	6,449,452
Commercial and industrial	8,069,049	572,591	447,955	11,819	100	(2) (3)	9,101,514
Home equity lines	1,511,729	—	29,094	—	1,574	(2) (4)	1,542,397
Consumer mortgages	1,355,644	—	38,023	—	581	(2) (4)	1,394,248
Credit cards	260,194	—	1,776	—	1,591	(4)	263,561
Small business	504,491	—	10,563	—	1,295	(2) (4)	516,349
Other retail loans	288,944	—	5,379	—	219	(2) (4)	294,542
Total retail	3,921,002	—	84,835	—	5,260		4,011,097
Total loans	$16,969,188	1,376,956	1,190,707	19,733	5,479		19,562,063

	December 31, 2011
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	3,443,363	778,009	328,402	7,539	—		4,557,313
1-4 family properties	977,083	269,152	361,210	11,039	—		1,618,484
Land acquisition	500,359	132,799	456,010	5,653	—		1,094,821
Total commercial real estate	4,920,805	1,179,960	1,145,622	24,231	—		7,270,618
Commercial and industrial	7,265,761	909,255	754,934	11,324	—		8,941,274
Home equity lines	1,578,938	—	39,811	—	836	(2)(4)	1,619,585
Consumer mortgages	1,344,648	—	66,478	—	623	(2)(4)	1,411,749
Credit cards	270,624	—	948	—	1,526	(4)	273,098
Small business	294,048	—	5,978	—	306	(2)(4)	300,332
Other retail loans	268,575	—	6,371	—	197	(2)(4)	275,143
Total retail	3,756,833	—	119,586	—	3,488		3,879,907
Total loans	15,943,399	2,089,215	2,020,142	35,555	3,488		20,091,799

(1)	Includes $518.1 million and $844.0 million of non-accrual substandard loans at December 31, 2012 and December 31, 2011, respectively.
(2) The loans within these risk grades are on non-accrual status.
(3) Amount was fully reserved at December 31, 2012 and was charged-off during the first quarter of 2013.
(4) Represent amounts that were 120 days past due. These credits are downgraded to the loss category with an allowance for loan losses equal to the full loan amount and are charged off in the subsequent quarter.

The following table details the change in the allowance for loan losses by loan segment for the years ended December 31, 2012 and 2011.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Year Ended December 31, 2012
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses
Beginning balance	$249,094	184,888	54,514	47,998	536,494
Charge-offs	(316,699)	(181,099)	(58,977)	—	(556,775)
Recoveries	36,576	27,395	9,346	—	73,317
Provision for loan losses	198,955	95,663	45,749	(19,998)	320,369
Ending balance	167,926	126,847	50,632	28,000	373,405
Ending balance: individually evaluated for impairment	58,948	24,494	1,333	—	84,775
Loans
Ending balance: total loans	6,449,452	9,101,514	4,011,097	—	19,562,063
Ending balance: individually evaluated for impairment	$685,078	310,543	66,899	—	1,062,520

	As Of and For The Year Ended December 31, 2011
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses
Beginning balance	353,923	222,058	43,478	84,088	703,547
Charge-offs	(384,297)	(176,134)	(79,283)	—	(639,714)
Recoveries	25,604	19,204	9,058	—	53,866
Provision for loan losses	253,864	119,760	81,261	(36,090)	418,795
Ending balance	249,094	184,888	54,514	47,998	536,494
Ending balance: individually evaluated for impairment	64,447	42,596	2,441	—	109,484
Loans
Ending balance: total loans	7,270,618	8,941,274	3,879,907	—	20,091,799
Ending balance: individually evaluated for impairment	870,157	384,299	53,116	—	1,307,572

	As Of and For The Year Ended December 31, 2010
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses
Beginning balance	596,458	209,033	57,312	80,922	943,725
Charge-offs	(1,013,526)	(287,261)	(117,136)	—	(1,417,923)
Recoveries	22,068	15,812	8,591	—	46,471
Provision for loan losses	748,923	284,474	94,711	3,166	1,131,274
Ending balance	353,923	222,058	43,478	84,088	703,547
Ending balance: individually evaluated for impairment	53,966	30,222	1,051	—	85,239
Loans
Ending balance: total loans	8,380,580	9,264,811	3,950,808	—	21,596,199
Ending balance: individually evaluated for impairment	809,577	275,055	15,882	—	1,100,514

Below is a detailed summary of impaired loans (including accruing TDRs) by class as of December 31, 2012 and 2011.

Impaired Loans (including accruing TDRs)	December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$10,939	14,130	—	42,947	—
1-4 family properties	40,793	117,869	—	97,434	—
Land acquisition	59,697	125,023	—	158,015	—
Total commercial real estate	111,429	257,022	—	298,396	—
Commercial and industrial	31,181	51,433	—	68,710	—
Home equity lines	51	51	—	2,811	—
Consumer mortgages	1,247	2,263	—	3,706	—
Credit cards	—	—	—	—	—
Small business	—	—	—	—	—
Other retail loans	7	15	—	127	—
Total retail	1,305	2,329	—	6,644	—
Total	143,915	310,784	—	373,750	—
With allowance recorded
Investment properties	253,851	254,339	20,209	230,848	6,144
1-4 family properties	114,207	117,505	11,414	141,529	4,347
Land acquisition	205,591	205,601	27,325	97,173	2,018
Total commercial real estate	573,649	577,445	58,948	469,550	12,509
Commercial and industrial	279,362	289,578	24,494	299,865	8,576
Home equity lines	8,696	8,696	195	7,071	237
Consumer mortgages	48,992	48,992	880	38,204	1,300
Credit card	—	—	—	—	—
Small business	3,333	3,333	184	1,950	76
Other retail loans	4,573	4,573	74	3,251	167
Total retail	65,594	65,594	1,333	50,476	1,780
Total	918,605	932,617	84,775	819,891	22,865
Total
Investment properties	264,790	268,469	20,209	273,795	6,144
1-4 family properties	155,000	235,374	11,414	238,963	4,347
Land acquisition	265,288	330,624	27,325	255,188	2,018
Total commercial real estate	685,078	834,467	58,948	767,946	12,509
Commercial and industrial	310,543	341,011	24,494	368,575	8,576
Home equity lines	8,747	8,747	195	9,882	237
Consumer mortgages	50,239	51,255	880	41,910	1,300
Credit cards	—	—	—	—	—
Small business	3,333	3,333	184	1,950	76
Other retail loans	4,580	4,588	74	3,378	167
Total retail	66,899	67,923	1,333	57,120	1,780
Total impaired loans	$1,062,520	1,243,401	84,775	1,193,641	22,865

	December 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$59,930	96,238	—	67,324	—
1-4 family properties	118,756	274,959	—	158,763	—
Land acquisition	196,823	295,562	—	174,590	—
Total commercial real estate	375,509	666,759	—	400,677	—
Commercial and industrial	65,357	117,468	—	74,995	—
Home equity lines	3,948	5,394	—	4,450	—
Consumer mortgages	4,970	6,293	—	3,907	—
Credit cards	—	—	—	—	—
Small business	—	—	—	—	—
Other retail loans	736	738	—	68	—
Total retail	9,654	12,425	—	8,425	—
Total	450,520	796,652	—	484,097	—
With allowance recorded
Investment properties	227,045	227,510	23,384	232,717	6,773
1-4 family properties	164,756	168,315	23,499	121,107	2,859
Land acquisition	102,847	118,868	17,564	97,054	2,136
Total commercial real estate	494,648	514,693	64,447	450,878	11,768
Commercial and industrial	318,942	324,623	42,596	244,801	5,888
Home equity lines	6,995	6,995	93	2,112	17
Consumer mortgages	34,766	32,455	2,306	20,331	660
Credit cards	—	—	—	—	—
Small business	156	156	4	132	4
Other retail loans	1,545	1,545	38	6,267	27
Total retail	43,462	41,151	2,441	28,842	708
Total	857,052	880,467	109,484	724,521	18,364
Total
Investment properties	286,975	323,748	23,384	300,041	6,773
1-4 family properties	283,512	443,274	23,499	279,870	2,859
Land acquisition	299,670	414,430	17,564	271,644	2,136
Total commercial real estate	870,157	1,181,452	64,447	851,555	11,768
Commercial and industrial	384,299	442,091	42,596	319,796	5,888
Home equity lines	10,943	12,389	93	6,562	17
Consumer mortgages	39,736	38,748	2,306	24,238	660
Credit cards	—	—	—	—	—
Small business	156	156	4	132	4
Other retail loans	2,281	2,283	38	6,335	27
Total retail	53,116	53,576	2,441	37,267	704
Total impaired loans	$1,307,572	1,677,119	109,484	1,208,618	18,364

The average recorded investment in impaired loans was $999.2 million for the year ended December 31, 2010. Excluding accruing TDRs, there was no interest income recognized for the investment in impaired loans for the years ended December 31, 2012 , 2011, and 2010. Interest income recognized for accruing TDRs was $14.4 million for the year ended December 31, 2010. At December 31, 2012, 2011, and 2010, all impaired loans, other than $673.4 million, $668.5 million, and $464.1 million, respectively, of accruing TDRs, were on nonaccrual status.

Concessions provided in a TDR are primarily in the form of providing a below market interest rate given the borrower's credit risk, a period of time generally less than one year with a reduction of required principal and/or interest payments (e.g., interest only for a period of time), or extension of the maturity of the loan generally for less than one year. Insignificant periods of reduction of principal and/or interest payments, or one time deferrals of three months or less, are generally not considered to be financial concessions.
The following tables represent the post-modification balance for loans modified or renewed during the years ended December 31, 2012 and 2011, respectively that were reported as accruing or non-accruing TDRs shown by type of concession.

TDRs by Concession Type
	Year Ended December 31, 2012
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	74	$77	93,732	47,184	140,993
1-4 family properties	130	404	60,735	15,061	76,200
Land acquisition	78	—	62,585	21,394	83,979
Total commercial real estate	282	481	217,052	83,639	301,172
Commercial and industrial	186	35,058	83,997	36,465	155,520
Home equity lines	22	—	985	2,330	3,315
Consumer mortgages	326	—	10,202	21,794	31,996
Credit cards	—	—	—	—	—
Small business	40	—	1,055	3,470	4,525
Other retail loans	87	—	1,359	3,957	5,316
Total retail	475	—	13,601	31,551	45,152
Total loans	943	$35,539	314,650	151,655	501,844	(1)

(1) As a result of these loans being reported as TDRs, there were net charge-offs of approximately $16 million recorded during 2012.

TDRs by Concession Type
	Year Ended December 31, 2011
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	83	$18,575	127,578	45,774	191,927
1-4 family properties	88	—	92,942	62,312	155,254
Land acquisition	48	—	44,044	16,932	60,976
Total commercial real estate	219	18,575	264,564	125,018	408,157
Commercial and industrial	156	2,812	93,482	120,188	216,482
Home equity lines	9	—	75	352	427
Consumer mortgages	203	—	10,371	19,932	30,303
Credit cards	—	—	—	—	—
Small business	3	—	127	198	325
Other retail loans	15	—	3	744	747
Total retail	230	—	10,576	21,226	31.802
Total loans	605	$21,387	368,622	266,432	656,441	(1)

(1) As a result of these loans being reported as TDRs, there were net charge-offs of approximately $21 million recorded during 2011.

The following table presents TDRs that defaulted in the years indicated and which were modified or renewed in a TDR within 12 months of the default date:

	Troubled Debt Restructurings Entered Into That Subsequently Defaulted(1) During
	Year Ended December 31, 2012		Year Ended December 31, 2011
(in thousands, except contract data)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Investment properties	9	$8,033	11	$16,712
1-4 family properties	18	11,062	19	20,667
Land acquisition	17	31,782	31	37,070
Total commercial real estate	44	50,877	61	74,449
Commercial and industrial	19	14,314	30	38,750
Home equity lines	—	—	3	1,742
Consumer mortgages	11	3,224	12	2,492
Credit cards	—	—	—	—
Small business	4	444	—	—
Other retail loans	2	53	5	258
Total retail	17	3,721	20	4,492
Total loans	80	$68,912	111	$117,691

(1)	Defaulted is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 days past due with respect to principal and/or interest payments.
If at the time that a loan was designated as a TDR the loan was not already impaired, the measurement of impairment resulting from the TDR designation changes from a general pool-level reserve to a specific loan measurement of impairment in accordance with ASC 310-10-35, Accounting By Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5, ASC 450-20, and No. 15, ASC 310-40. Generally, the change in the allowance for loan losses resulting from such a TDR is not significant. At December 31, 2012, the allowance for loan losses allocated to accruing TDRs totaling $673.4 million was $41.4 million compared to accruing TDR's of $668.5 million with a related allowance for loan losses $60.7 million at December 31, 2011. Nonaccrual non-homogeneous loans (commercial-type impaired loans greater than $1 million) that are designated as TDRs are individually measured for the amount of impairment, if any, both before and after the TDR designation.
In the ordinary course of business, Synovus has made loans to certain executive officers and directors, including the affiliates, of Synovus and Synovus Bank. Management believes that such loans are made substantially on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unaffiliated customers. The following is a summary of loans to executive officers and directors, including their associates, of Synovus and Synovus Bank, and the activity in these loans for the year ended December 31, 2012.

(in thousands)
Balance at December 31, 2011	$55,003
New loans	90,532
Repayments	(71,400)
Loans charged-off	—
Balance at December 31, 2012	$74,135

At December 31, 2012, there were no loans to executive officers and directors that were classified as nonaccrual, greater than 90 days past due and still accruing, or potential problem loans.

Note 8 - Goodwill and Other Intangible Assets
Synovus assesses goodwill for impairment at the reporting unit level on an annual basis and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Synovus performs its annual goodwill impairment testing as of June 30th of each year. At June 30, 2012 and 2011, Synovus completed its annual goodwill impairment evaluations, and as a result of these evaluations, concluded that goodwill was not impaired. At December 31, 2012 and December 31, 2011, the goodwill is associated with two financial management services reporting units.
Synovus also completed an interim impairment test of the investment advisory services reporting unit as of December 31, 2012. The interim test was performed due to the loss of certain assets under management, which resulted in lower than forecasted revenues. The results of the interim impairment test of the investment advisory services reporting unit indicated that goodwill at the investment advisory services reporting unit was not impaired as of December 31, 2012.
The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011:

(in thousands)	2012	2011
Balance as of January 1,:
Goodwill	$519,138	519,138
Accumulated impairment losses	494,707	494,707
Goodwill, net at January 1,	24,431	24,431
Impairment losses	—	—
Balance as of December 31,:
Goodwill	519,138	519,138
Accumulated impairment losses	494,707	494,707
Goodwill, net at December 31,	$24,431	24,431

Other intangible assets as of December 31, 2012 and 2011 are presented in the following table:

	2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Other intangible assets:
Purchased trust revenues	$4,210	(3,251)	—	959
Acquired customer contracts	5,270	(5,262)	—	8
Core deposit premiums	46,331	(42,457)	—	3,874
Other	640	(332)	—	308
Total carrying value	$56,451	(51,302)	—	5,149

	2011
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Other intangible assets:
Purchased trust revenues	$4,210	(2,970)	—	1,240
Acquired customer contracts	5,270	(5,241)	—	29
Core deposit premiums	46,331	(39,433)	—	6,898
Other	640	(282)	—	358
Total carrying value	$56,451	(47,926)	—	8,525

Aggregate other intangible assets amortization expense for the years ended December 31, 2012, 2011, and 2010 was $3.4 million, $3.9 million, and $4.2 million, respectively. Aggregate estimated amortization expense over the next five years is: $1.7 million in 2013, $1.2 million in 2014, $1.0 million in 2015, $466 thousand in 2016, and $212 thousand in 2017 .

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
At foreclosure, ORE is recorded at the lower of cost or fair value less the estimated cost to sell, which establishes a new cost basis. Subsequent to foreclosure, ORE is evaluated quarterly and reported at fair value less estimated costs to sell, not to exceed the new cost basis, determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments such as changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the collateral value estimates indicated in the appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral, less costs to sell, is recorded as a charge against the allowance for loan losses. Revenue and expenses from ORE operations as well as gains or losses on sales are recorded as foreclosed real estate expense, net, a component of non-interest expense on the consolidated statements of operations. Subsequent declines in fair value are recorded on a property-by-property basis through use of a valuation allowance within other real estate on the consolidated balances sheets and valuation adjustment account in foreclosed real estate expense, net, a component of non-interest expense on the consolidated statements of operations.
The carrying value of ORE was $150.3 million and $204.2 million at December 31, 2012 and 2011, respectively. During the years ended December 31, 2012 and 2011, $155.8 million and $226.9 million, respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value. During the years ended December 31, 2012, 2011, and 2010, Synovus recognized foreclosed real estate expense, net, of $90.7 million, $133.6 million, and $163.6 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and net realized losses resulting from sales transactions totaling $73.9 million, $113.4 million, and $137.2 million for the year ended December 31, 2012, 2011, and 2010, respectively.

Note 10 - Other Assets
Significant balances included in other assets at December 31, 2012 and 2011 are presented below.

(in thousands)	2012	2011
Cash surrender value of bank owned life insurance	$271,036	262,587
Accrued interest receivable	70,138	81,992
Accounts receivable	21,371	24,130
FHLB and FRB Stock	66,168	78,100
Private equity investments	31,876	22,015
Prepaid FDIC deposit insurance assessments	34,401	76,574
Other prepaid expenses	28,576	22,454
Income tax receivables, net	813	3,704
Derivative asset positions	64,662	84,923
Other properties held for sale	9,871	17,246
Miscellaneous other assets	61,466	70,961
Total other assets	$660,378	744,686

Synovus’ investment in company-owned life insurance programs was approximately $271.0 million and $262.6 million at December 31, 2012 and December 31, 2011, respectively, which included approximately $30.9 million and $30.7 million of separate account life insurance policies covered by stable value agreements. At December 31, 2012, the fair value of the investments underlying the separate account policies was within the coverage provided by the stable value agreements.

Note 11 - Interest Bearing Deposits
A summary of interest bearing deposits at December 31, 2012 and 2011 is presented below.

(in thousands)	2012	2011
Interest bearing demand deposits	$4,016,209	3,613,060
Money market accounts, excluding brokered deposits	6,136,538	6,542,448
Savings accounts	562,717	515,038
Time deposits, excluding brokered deposits	3,583,304	4,591,164
Brokered deposits	1,092,749	1,783,174
Total interest bearing deposits	$15,391,517	17,044,884

The aggregate amount of time deposits of $100,000 or more was $2.86 billion at December 31, 2012 and $4.14 billion at December 31, 2011.
The following table presents contractual maturities of all time deposits at December 31, 2012.

(in thousands)
Maturing within one year	$3,327,915
Between 1 — 2 years	643,543
2 — 3 years	216,616
3 — 4 years	145,857
4 — 5 years	121,215
Thereafter	20,444
$4,475,590

Note 12 - Long-term Debt and Short-term Borrowings
Long-term debt at December 31, 2012 and 2011 is presented in the following table.

(in thousands)	2012	2011
Parent Company:
4.875% subordinated notes, due February 15, 2013, with semi-annual interest payments and principal to be paid at maturity	$60,612	206,750
13.00% junior subordinated amortizing notes with quarterly interest and principal payments through May 15, 2013	13,566	38,229
5.125% subordinated notes, due June 15, 2017, with semi-annual interest payments and principal to be paid at maturity	450,000	450,000
7.875% senior notes, due February 15, 2019, $300 million par value with semi-annual interest payments and principal to be paid at maturity (2)	293,554	—
LIBOR + 1.80% debentures, due April 19, 2035 with quarterly interest payments and principal to be paid at maturity (rate of 2.11% at December 31, 2012)	10,000	10,000
Hedge-related basis adjustment(1)	13,935	21,188
Total long-term debt — Parent Company	841,667	726,167
Synovus Bank:
FHLB advances with interest and principal payments due at various maturity dates through 2018 and interest rates ranging from 0.32% to 4.66% at December 31, 2012 (weighted average interest rate of 0.71% at December 31, 2012)	880,701	633,839
Other notes payable and capital leases with interest and principal payments due at various maturity dates through 2031 (weighted average interest rate of 3.89% at December 31, 2012)	4,087	4,721
Total long-term debt — Synovus Bank	884,788	638,560
Total long-term debt	$1,726,455	1,364,727

(1)	Unamortized balance of terminated interest rate swaps reflected in debt for financial reporting purposes.
(2) Balance is net of capitalized debt issuance costs and discount
The provisions of the indentures governing Synovus’ long-term debt contain certain restrictions within specified limits on mergers, sales of all or substantially all of Synovus' assets and limitations on sales and issuances of voting stock of subsidiaries and limit Synovus’ ability to pay dividends on its capital stock if there is an event of default under the applicable indenture. As of December 31, 2012, Synovus and its subsidiaries were in compliance with the covenants in these agreements.
On February 13, 2012, Synovus issued $300 million aggregate principal amount of the 2019 Senior Notes in a public offering for aggregate proceeds of $292.6 million, net of discount and debt issuance costs. Concurrent with this offering, Synovus announced a Tender Offer for any and all of its 2013 Notes, with a then total principal amount outstanding of approximately $206.8 million. An aggregate principal amount of $146.1 million of the 2013 notes, representing approximately 71% of the outstanding principal amount, were tendered in the Tender Offer. Synovus paid total consideration of approximately$146.1 million for these notes, which was funded from a portion of the net proceeds of the 2019 Senior Notes.
The FHLB advances are secured by certain loans receivable with a recorded balance of approximately $3.8 billion at both December 31, 2012 and 2011.
Contractual annual principal payments on long-term debt for the next five years and thereafter are shown on the following table.

(in thousands)	Parent Company	Subsidiary	Total
2013	$74,178	5,638	79,816
2014	—	260,394	260,394
2015	—	390,409	390,409
2016	—	225,368	225,368
2017	450,000	272	450,272
Thereafter	310,000	2,707	312,707
Total	$834,178	884,788	1,718,966

The following table sets forth certain information regarding federal funds purchased and other securities sold under repurchase agreements:

(dollars in thousands)	2012	2011	2010
Total balance at December 31,	$201,243	313,757	499,226
Weighted average interest rate at December 31,	0.16%	0.24	0.30
Maximum month end balance during the year	$398,853	452,903	543,690
Average amount outstanding during the year	320,338	389,583	480,700
Weighted average interest rate during the year	0.19%	0.27	0.40

Note 13 - Shareholders' Equity and Accumulated Other Comprehensive Income (Loss)
The following table shows the change in Preferred and Common Stock issued and common shares held as treasury shares for the three years ended December 31, 2012.

(shares in thousands)	Preferred Stock Issued	Common Stock Issued	Treasury Stock Held
Balance at December 31, 2009	968	495,514	5,686
Issuance (forfeitures) of non-vested stock, net	—	(9)	—
Restricted share unit activity	—	44	—
Stock options exercised	—	1	—
Treasury shares purchased	—	—	7
Issuance of common stock	—	293,250	—
Settlement of prepaid common stock purchase contracts	—	2,156	—
Balance at December 31, 2010	968	790,956	5,693
Issuance (forfeitures) of non-vested stock, net	—	(1)	—
Restricted share unit activity	—	19	—
Settlement of prepaid common stock purchase contracts	—	15	—
Balance at December 31, 2011	968	790,989	5,693
Restricted share unit activity	—	1,284	—
Balance at December 31, 2012	968	792,273	5,693

Series A Preferred Stock
On December 19, 2008, Synovus issued to the Treasury 967,870 shares of Synovus’ Series A Preferred Stock, having a liquidation amount per share equal to $1,000, for a total price of $967,870,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. Synovus may, at its option, with the consent of the Federal Reserve Board, redeem, in whole or in part, the Series A Preferred Stock at the liquidation amount per share plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting. However, if Synovus fails to pay dividends on the Series A Preferred Stock for an aggregate of six quarterly periods, whether or not consecutive, the number of authorized directors will be increased by two and the holders of the Series A Preferred Stock shall have the right to elect two directors. A consequence of the Series A Preferred Stock purchase includes certain restrictions on executive compensation that could limit the tax deductibility of compensation that Synovus pays to executive management.
As part of its purchase of the Series A Preferred Stock, Synovus issued the Treasury a Warrant. The Warrant provides for the adjustment of the exercise price and the number of shares of Synovus Common Stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Synovus Common Stock, and upon certain issuances of Synovus Common Stock at or below a specified price relative to the initial exercise price. The Warrant expires on December 19, 2018. Pursuant to the Securities Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.
The offer and sale of the Series A Preferred Stock and the Warrant were effected without registration under the Securities Act in reliance on the exemption from registration under Section 4(2) of the Securities Act. Synovus has allocated the total proceeds received from the United States Department of the Treasury based on the relative fair values of the Series A Preferred Stock and the Warrants. This allocation resulted in the Series A Preferred Stock and the Warrant being initially recorded at amounts that are less than their respective fair values at the issuance date.
The $48.5 million discount on the Series A Preferred Stock is being accreted using a constant effective yield over the five-year period preceding the 9% perpetual dividend. Synovus records increases in the carrying amount of the preferred shares resulting from accretion of the discount by charges against additional paid-in capital.
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
At any time prior to the third business day immediately preceding May 15, 2013, the holder may settle the purchase contract early and receive 7.5758 shares of Synovus Common Stock. Upon settlement, an amount equal to $1.00 per common share issued will be reclassified from additional paid-in capital to Common Stock. As of December 31, 2012, approximately 286,600 tMEDS units have been settled which resulted in the issuance of 2,171,222 shares of common stock.
Activity within the balances in accumulated other comprehensive income (loss) is shown in the following table for the three years ended December 31, 2012.

(in thousands)	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Accumulated other comprehensive income (loss)
2010
Beginning of year	$19,242	67,084	(1,520)	84,806
Period change, net of tax*	(20,450)	(8,718)	1,520	(27,648)
Balance at December 31, 2010	(1,208)	58,366	—	57,158
2011
Beginning of year	(1,208)	58,366	—	57,158
Period change, net of tax*	(11,316)	(24,749)	—	(36,065)
Balance at December 31, 2011	(12,524)	33,617	—	21,093
2012
Beginning of year	(12,524)	33,617	—	21,093
Period change, net of tax	(849)	(16,506)	363	(16,992)
Balance at December 31, 2012	$(13,373)	17,111	363	4,101

*In accordance with ASC 740-20-45-11(b), the deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss).

Note 14 - Regulatory Capital
Synovus is subject to regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Synovus must meet specific capital levels that involve quantitative measures of both on- and off-balance sheet items as calculated under regulatory capital guidelines. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. The capital measures used by the federal banking regulators include the total risk-based capital ratio, Tier 1 risk-based capital ratio, and the leverage ratio. Synovus Bank is a state-chartered bank under the regulations of the GA DBF. Under applicable regulations, Synovus Bank is well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure. However, even if Synovus Bank satisfies all applicable quantitative criteria to be considered well-capitalized, the regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. In June 2010, Synovus Bank entered into a memorandum of understanding with the FDIC and the GA DBF agreeing to maintain a minimum leverage ratio of 8% and a minimum total risk-based capital to risk-weighted assets ratio of 10%. Management believes that, as of December 31, 2012, Synovus and Synovus Bank meet all capital requirements to which they are subject.
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
The following table summarizes regulatory capital information at December 31, 2012 and 2011 on a consolidated basis and for Synovus’ significant subsidiary, defined as any direct subsidiary with assets or net income levels exceeding 10% of the consolidated totals.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
(dollars in thousands)	2012	2011	2012	2011	2012	2011
Synovus Financial Corp.
Tier I capital	$2,832,244	2,780,774	1,029,860	1,103,113	n/a	n/a
Total risk-based capital	3,460,998	3,544,089	1,711,035	1,718,946	n/a	n/a
Tier I risk-based capital ratio	13.24%	12.94	4.00	4.00	n/a	n/a
Total risk-based capital ratio	16.18	16.49	8.00	8.00	n/a	n/a
Leverage ratio	11.00	10.08	4.00	4.00	n/a	n/a
Synovus Bank(2)
Tier I capital	$3,173,530	2,950,329	1,023,060	1,090,674	1,279,277	1,363,343
Total risk-based capital	3,441,364	3,219,480	1,705,703	1,701,416	2,132,129	2,126,769
Tier I risk-based capital ratio	14.88%	13.87	4.00	4.00	6.00	6.00
Total risk-based capital ratio	16.14	15.14	8.00	8.00	10.00	10.00
Leverage ratio	12.41	10.82	4.00	4.00	5.00	5.00

(1) The prompt corrective action provisions are applicable at the bank level only.
(2) Synovus Bank entered into a memorandum of understanding with the FDIC and the GA DBF in June of 2010 agreeing to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulation as follows: Tier 1 capital to total average assets (leverage ratio) of 8% and total capital to risk-weighted assets (total risk-based capital ratio) of 10%.

Note 15 - Net Income (Loss) Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income (loss) per common share for the years ended December 31, 2012, 2011, and 2010.

	Year Ended December 31,
(in thousands, except per share data)	2012	2011	2010
Income (loss) from continuing operations	$830,209	(60,844)	(834,019)
Income from discontinued operations, net of income taxes	—	—	43,162
Net income (loss)	830,209	(60,844)	(790,857)
Net loss attributable to non-controlling interest	—	(220)	(179)
Net income (loss) available to controlling interest	830,209	(60,624)	(790,678)
Dividends and accretion of discount on Series A Preferred Stock	58,703	58,088	57,510
Net income (loss) available to common shareholders	$771,506	(118,712)	(848,188)
Income (loss) from continuing operations	830,209	(60,844)	(834,019)
Net loss attributable to non-controlling interest	—	(220)	(179)
Dividends and accretion of discount on Series A Preferred Stock	58,703	58,088	57,510
Net income (loss) from continuing operations available to common shareholders	$771,506	(118,712)	(891,350)
Weighted average common shares outstanding, basic	786,466	785,272	685,186
Potentially dilutive shares from assumed exercise of securities or other contracts to purchase common stock*	123,636	—	—
Weighted average common shares outstanding, diluted	910,102	785,272	685,186
Net income (loss) per common share, basic:
Net income (loss) from continuing operations available to common shareholders	$0.98	(0.15)	(1.30)
Net income (loss) available to common shareholders	$0.98	(0.15)	(1.24)
Net income (loss) per common share, diluted:
Net income (loss) from continuing operations available to common shareholders	$0.85	(0.15)	(1.30)
Net income (loss) available to common shareholders	$0.85	(0.15)	(1.24)

* Due to the net loss attributable to common shareholders for the years ended December 31, 2011 and 2010, there were no potentially dilutive shares included in the diluted net loss per common share calculations; as such shares and adjustments would have been anti-dilutive.
Basic net income (loss) per common share is computed by dividing net income (loss) by the average common shares outstanding for the period. Diluted net income per common share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of outstanding options and restricted shares is reflected in diluted net income per common share, unless the impact is anti-dilutive, by application of the treasury stock method.
For the year ended December 31, 2012, there were 33.3 million potentially dilutive shares related to Common Stock options and Warrants to purchase shares of Common Stock that were outstanding during 2012, but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive. Due to the net loss attributable to common shareholders for the years ended December 31, 2011 and 2010, there were 161.3 million and 102.7 million, respectively, of Common Stock equivalents not included in the computation of net loss per common share because the effect would have been anti-dilutive.

Note 16 - Fair Value Accounting
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
Synovus has implemented controls and processes for the determination of the fair value of financial instruments. The ultimate responsibility for the determination of fair value rests with Synovus. Synovus has established a process that has been designed to ensure there is an independent review and validation of fair values by a function independent of those entering into the transaction. This includes specific controls to ensure consistent pricing policies and procedures that incorporate verification for both market and derivative transactions. For all financial instruments where fair values are determined by reference to externally quoted prices or observable pricing inputs to models, independent price determination or validation is utilized. Where the market for a financial instrument is not active, fair value is determined using a valuation technique or pricing model. These valuation techniques and models involve a degree of estimation, the extent of which depends on each instrument's complexity and the availability of market-based data.
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
Synovus refines and modifies its valuation techniques as markets develop and as pricing for individual financial instruments become more or less readily available. While Synovus believes its valuation techniques are appropriate and consistent with other market participants, the use of different methodologies or assumptions could result in different estimates of fair value at the balance sheet date. In order to determine the fair value, where appropriate, management applies valuation adjustments to the pricing information. These adjustments reflect management's assessment of factors that market participants would consider in setting a price, to the extent that these factors have not already been included in the pricing information. Furthermore, on an ongoing basis, management assesses the appropriateness of any model used. To the extent that the price provided by internal models does not represent the fair value of the financial instrument, management makes adjustments to the model valuation to calibrate it to other available pricing sources. Where unobservable inputs are used, management may determine a range of possible valuations based upon differing stress scenarios to determine the sensitivity associated with the valuation. As a final step, management considers the need for further adjustments to the modeled price to reflect how market participants would price the financial instrument.
Fair Value Hierarchy
Synovus determines the fair value of its financial instruments based on the fair value hierarchy established under ASC 820-10, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the financial instrument's fair value measurement in its entirety. There are three levels of inputs that may be used to measure fair value. The three levels of inputs of the valuation hierarchy are defined below:

Level 1
Quoted prices (unadjusted) in active markets for identical assets and liabilities for the instrument or security to be valued. Level 1 assets include marketable equity securities as well as U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2
Observable inputs other than Level 1 quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or model-based valuation techniques for which all significant assumptions are derived principally from or corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined by using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. U.S. Government sponsored agency securities, mortgage-backed securities issued by U.S. Government sponsored enterprises and agencies, obligations of states and municipalities, collateralized mortgage obligations issued by U.S. Government sponsored enterprises, and mortgage loans held-for-sale are generally included in this category. Certain private equity investments that invest in publicly traded companies are also considered Level 2 assets.

Level 3
Unobservable inputs that are supported by little, if any, market activity for the asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow models and similar techniques, and may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability. These methods of valuation may result in a significant portion of the fair value being derived from unobservable assumptions that reflect Synovus' own estimates for assumptions that market participants would use in pricing the asset or liability. This category primarily includes collateral-dependent impaired loans, other real estate, certain equity investments, and certain private equity investments.

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
When there is limited activity or less transparency around inputs to valuation, Synovus develops valuations based on assumptions that are not readily observable in the marketplace; these securities are classified as Level 3 within the valuation hierarchy. The majority of the balance of Level 3 investment securities available for sale consists of trust preferred securities issued by financial institutions. Synovus also carries non-marketable common equity securities within this category. Synovus accounts for the non-marketable common equity securities in accordance with ASC 325-20, which requires these investments to be carried at cost. To determine the fair value of the trust preferred securities, management uses a measurement technique to reflect one that utilizes credit spreads and/or credit indices available from a third-party pricing service.  In addition, for each trust preferred security, management projects non-credit adjusted cash flows, and discounts those cash flows to net present value incorporating a relevant credit spread in the discount rate.  Other inputs to calculating fair value include potential discounts for lack of marketability.
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
Mortgage Loans Held for Sale
Synovus elected to apply the fair value option for mortgage loans originated with the intent to sell to investors. When quoted market prices are not available, fair value is derived from a hypothetical bulk sale model used to estimate the exit price of the loans in a loan sale. The bid pricing convention is used for loan pricing for similar assets. The valuation model is based upon forward settlements of a pool of loans of identical coupon, maturity, product, and credit attributes. The inputs to the model are continuously updated with available market and historical data. As the loans are sold in the secondary market and predominantly used as collateral for securitizations, the valuation model represents the highest and best use of the loans in Synovus’ principal market. Mortgage loans held for sale are classified within Level 2 of the valuation hierarchy.
Private Equity Investments
Private equity investments consist primarily of equity method investments in venture capital funds, which are primarily classified as Level 3 within the valuation hierarchy. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. Based on these factors, the ultimate realizable value of these investments could differ significantly from the value reflected in the accompanying consolidated financial statements. For ownership in publicly traded companies held in the funds, valuation is based on the closing market price at the balance sheet date, and the valuation of marketable securities that have market restrictions is discounted until the securities can be freely traded. The private equity investments in which Synovus holds a limited partner interest consist of funds that invest in privately held companies. For privately held companies in the funds, the general partner estimates the fair value of the company in accordance with GAAP as clarified by ASC 820 and guidance specific to investment companies. The estimated fair value of the company is the estimated fair value as an exit price the fund would receive if it were to sell the company in the marketplace. The fair value of the fund's underlying investments is estimated through the use of valuation models such as option pricing or a discounted cash flow model. Valuation factors, such as a company's operational performance against budget or milestones, last price paid by investors, with consideration given on whether financing is provided by insiders or unrelated new investors, public market comparables, liquidity of the market, industry and economic trends, and change of management or key personnel, are used in the determination of fair value.
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
Synovus' mortgage banking subsidiary enters into interest rate lock commitments related to expected funding of residential mortgage loans at specified times in the future. Interest rate lock commitments that relate to the origination of mortgage loans that will be held-for-sale are considered derivative instruments under applicable accounting guidance. As such, Synovus records its interest rate lock commitments and forward loan sales commitments at fair value, determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, the mortgage subsidiary enters into contractual interest rate lock commitments to extend credit, if approved, at a fixed interest rate and with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within the time frames established by the mortgage banking subsidiary. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing interest rate lock commitments to borrowers, the mortgage banking subsidiary enters into best efforts forward sales contracts with third party investors. The forward sales contracts lock in a price for the sale of loans similar to the specific interest rate lock commitments. Both the interest rate lock commitments to the borrowers and the forward sales contracts to the investors that extend through to the date the loan may close are derivatives, and accordingly, are marked to fair value through earnings. In estimating the fair value of an interest rate lock commitment, Synovus assigns a probability to the interest rate lock commitment based on an expectation that it will be exercised and the loan will be funded. The fair value of the interest rate lock commitment is derived from the fair value of related mortgage loans, which is based on observable market data and includes the expected net future cash flows related to servicing of the loans. The fair value of the interest rate lock commitment is also derived from inputs that include guarantee fees negotiated with the agencies and private investors, buy-up and buy-down values provided by the agencies and private investors, and interest rate spreads for the difference between retail and wholesale mortgage rates. Management also applies fall-out ratio assumptions for those interest rate lock commitments for which we do not close a mortgage loan. The fall-out ratio assumptions are based on the mortgage subsidiary's historical experience, conversion ratios for similar loan commitments, and market conditions. While fall-out tendencies are not exact predictions of which loans will or will not close, historical performance review of loan-level data provides the basis for determining the appropriate hedge ratios. In addition, on a periodic basis, the mortgage banking subsidiary performs analysis of actual rate lock fall-out experience to determine the sensitivity of the mortgage pipeline to interest rate changes from the date of the commitment through loan origination, and then period end, using applicable published mortgage-backed investment security prices. The expected fall-out ratios (or conversely the "pull-through" percentages) are applied to the determined fair value of the unclosed mortgage pipeline in accordance with GAAP. Changes to the fair value of interest rate lock commitments are recognized based on interest rate changes, changes in the probability that the commitment will be exercised, and the passage of time. The fair value of the forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date. These instruments are defined as Level 2 within the valuation hierarchy.
In November 2009, Synovus sold certain Visa Class B shares to another Visa USA member financial institution. The sales price was based on the Visa stock conversion ratio in effect at the time for conversion of Visa Class B shares to Visa Class A unrestricted shares at a future date. In conjunction with the sale, Synovus entered into a derivative contract with the purchaser (the Visa derivative), which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The fair value of the Visa derivative is measured using an internal model that includes the use of probability weighted scenarios for estimates of Visa’s aggregate exposure to Covered Litigation matters, with consideration of amounts funded by Visa into its escrow account for the Covered Litigation matters. The internal model also includes estimated future fees payable to the derivative counterparty. Since this estimation process requires application of judgment in developing significant unobservable inputs used to determine the possible outcomes and the probability weighting assigned to each scenario, this derivative has been classified as Level 3 within the valuation hierarchy. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 19 - Visa Shares and Related Agreement" of this Report for additional discussion on the Visa derivative and related litigation.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of December 31, 2012 and 2011, according to the valuation hierarchy included in ASC 820-10. For equity and debt securities, class was determined based on the nature and risks of the investments. Transfers between levels for the years ended December 31, 2012 and 2011 were inconsequential.

	December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	2,171	—	2,171
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	4,875	—	4,875
State and municipal securities	—	451	—	451
All other residential mortgage-backed securities	—	1,159	—	1,159
Other investments	—	2,446	—	2,446
Total trading securities	—	11,102	—	11,102
Mortgage loans held for sale	—	212,663	—	212,663
Investment securities available for sale:
U.S. Treasury securities	356	—	—	356
U.S. Government agency securities	—	38,046	—	38,046
Securities issued by U.S. Government sponsored enterprises	—	293,310	—	293,310
Mortgage-backed securities issued by U.S. Government agencies	—	245,593	—	245,593
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	1,867,493	—	1,867,493
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	514,489	—	514,489
State and municipal securities	—	15,798	—	15,798
Equity securities	2,849	—	891	3,740
Other investments(1)	—	—	2,287	2,287
Total investment securities available for sale	3,205	2,974,729	3,178	2,981,112
Private equity investments	—	1,168	30,708	31,876
Mutual funds held in Rabbi Trusts	10,001	—	—	10,001
Derivative assets:
Interest rate contracts	—	61,869	—	61,869
Mortgage derivatives	—	2,793	—	2,793
Total derivative assets	—	64,662	—	64,662
Liabilities
Trading securities	—	91	—	91
Salary stock units	1,888	—	—	1,888
Derivative liabilities:
Interest rate contracts	—	62,912	—	62,912
Mortgage derivatives	—	525	—	525
Visa Derivative	—	—	2,956	2,956
Total derivative liabilities	$—	63,437	2,956	66,393

	December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies
U.S. Treasury securities	$—	33	—	33
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	4,040	—	4,040
Other U.S. Government agencies	—	—	—	—
State and municipal securities	—	10	—	10
All other residential mortgage-backed securities	—	11,748	—	11,748
Equity, mutual funds, and other	—	1,035	—	1,035
Total trading securities	—	16,866	—	16,866
Mortgage loans held for sale	—	161,509	—	161,509
Investment securities available for sale:
U.S. Treasury securities	426	—	—	426
U.S. Government agency securities	—	40,493	—	40,493
Securities issued by U.S. Government sponsored enterprises	—	675,421	—	675,421
Mortgage-backed securities issued by U.S. Government agencies	—	285,753	—	285,753
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,002,006	—	2,002,006
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	651,500	—	651,500
State and municipal securities	—	25,318	—	25,318
Equity securities	2,366	—	1,393	3,759
Other investments(1)	—	—	5,449	5,449
Total investment securities available for sale	2,792	3,680,491	6,842	3,690,125
Private equity investments	—	597	21,418	22,015
Mutual funds held in Rabbi Trusts	10,353	—	—	10,353
Derivative assets:
Interest rate contracts	—	83,072	—	83,072
Mortgage derivatives (2)	—	—	1,851	1,851
Total derivative assets	—	83,072	1,851	84,923
Liabilities
Derivative liabilities:
Interest rate contracts	—	85,534	—	85,534
Mortgage derivatives (1)	—	1,947	—	1,947
Visa Derivative	—	—	9,093	9,093
Total derivative liabilities	$—	87,481	9,093	96,574

(1) Based on an analysis of the nature and risks of these investments, Synovus has determined that presenting these investments as a single asset class is appropriate.
(2) Mortgage derivatives consist of customer interest rate lock commitments that relate to the origination of mortgage loans and forward loan sales commitments with third party investors.

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

	Changes in Fair Value Recorded, Net
	Twelve Months Ended December 31,
(in thousands)	2012	2011	2010
Mortgage loans held for sale	$1,813	5,185	(2,492)
Mortgage loans held for sale:
Fair value	212,663	161,509	232,839
Unpaid principal balance	206,657	157,316	233,831
Fair value less aggregate unpaid principal balance	$6,006	4,193	(992)

Changes in Level 3 Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs (Level 3) in determining the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy. The table below includes a roll-forward of the amounts on the consolidated balance sheet for the year ended December 31, 2012 and 2011 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis. Transfers between fair value levels are recognized at the end of the reporting period in which the associated changes in inputs occur. During the first quarter of 2012, Synovus transferred the mortgage derivative asset, which consists of interest rate lock commitments totaling $1.9 million, from Level 3 to Level 2 within the fair value hierarchy, reflecting increased transparency of the inputs used to value these financial instruments, which are based on the mortgage banking subsidiary's historical experience, conversion ratios for similar loan commitments, market conditions and other observable inputs, instead of previously used external industry data. Additionally, during the first quarter of 2012, Synovus transferred assets totaling $501 thousand that were classified as a Level 3 equity security to other assets to more accurately reflect the financial characteristics of the financial instruments.

	2012
(in thousands)	Investment Securities Available for Sale	Private Equity Investments		Other Derivative Contracts, Net(3)
Beginning balance, January 1,	$6,842	21,418		(7,242)
Total gains (losses) realized/unrealized:
Included in earnings(1)	(450)	8,233		(6,304)
Unrealized gains (losses) included in other comprehensive income	(713)	—		—
Change from consolidated to equity method investment	—	—		—
Purchases	—	1,057	(2)	—
Sales	—	—		—
Issuances	—	—		—
Settlements	(2,000)	—		12,441
Amortization of discount/premium	—	—		—
Transfers in and/or out of Level 3	(501)	—		(1,851)
Ending balance, December 31,	$3,178	30,708		(2,956)
The amount of total net gains (losses) for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31,	$(450)	8,233		(6,304)

	2011
(in thousands)	Investment Securities Available for Sale	Private Equity Investments		Other Derivative Contracts, Net(3)
Beginning balance, January 1,	$10,622	47,357		(4,180)
Total gains (losses) realized/unrealized:
Included in earnings(1)	1,000	(1,118)		(3,062)
Unrealized gains (losses) included in other comprehensive income	(228)	—		—
Changes from consolidated to equity method investment	—	(27,291)		—
Purchases	—	2,470	(2)	—
Sales	(4,552)	—		—
Issuances	—	—		—
Settlements	—	—		—
Amortization of discount/premium	—	—		—
Transfers in and/or out of Level 3	—	—		—
Ending balance, December 31,	$6,842	21,418		(7,242)
The amount of total net gains (losses) for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31,	$1,000	(1,118)		(3,062)

(1) Included in earnings as a component of other non-interest income(expense).
(2) Represents additional capital contributed to a private equity investment fund for capital calls. There are no such calls outstanding as of December 31, 2012.
(3) Other derivative contracts include the Visa Derivative for both years presented and the mortgage derivatives for the year ended December 31, 2011.

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

	As of December 31, 2012			Fair Value Adjustments for the Year Ended December 31, 2012
(in thousands)	Level 1	Level 2	Level 3
Impaired loans(1)	$—	—	$80,299	52,916
Other loans held for sale	—	—	7,420	5,144
Other real estate	—	—	79,293	22,615
Other assets held for sale	—	—	5,804	2,425

	As of December 31, 2011			Fair Value Adjustments for the Year Ended December 31, 2011
	Level 1	Level 2	Level 3
Impaired loans(1)	$—	—	$222,404	100,129
Other loans held for sale	—	—	6,532	4,860
Other real estate	—	—	112,164	53,876
Other assets held for sale	—	—	12,633	6,162

(1) Impaired loans that are collateral-dependent.
Collateral dependent impaired loans are evaluated for impairment in accordance with the provisions of ASC 310-10-35 using the fair value of the collateral less costs to sell. For loans measured using the estimated fair value of collateral securing these loans less costs to sell, fair value is generally determined based upon appraisals performed by a certified or licensed appraiser using inputs such as absorption rates, capitalization rates, and market comparables, adjusted for estimated selling costs. Management also considers other factors or recent developments, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management's plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals. Estimated costs to sell are based on actual amounts for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Collateral dependent impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above.
Loans are transferred to other loans held for sale at fair value when Synovus makes the determination to sell specifically identified loans. The fair value of the loans is primarily determined by analyzing the underlying collateral of the loan and the anticipated market prices of similar assets less estimated costs to sell, as well as consideration of the market for loan sales versus the sale of collateral. At the time of transfer, if the fair value is less than the carrying amount, the difference is recorded as a charge-off against the allowance for loan losses. Decreases in the fair value subsequent to the transfer, as well as gains/losses realized from sale of these loans, are recognized as gains/losses on other loans held for sale, net, as a component of non-interest expense on the consolidated statements of operations.
ORE consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans. The fair value of ORE is determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. At foreclosure, ORE is recorded at the lower of cost or fair value less the estimated cost to sell, which establishes a new cost basis. Subsequent to foreclosure, ORE is evaluated quarterly and reported at fair value less estimated costs to sell, not to exceed the new cost basis, determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Subsequent to foreclosure, valuations are updated quarterly and assets are marked to the lower of fair value less estimated selling costs and current fair value, but not to exceed the cost. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the fair value estimates indicated in the appraisals. Internally adjusted valuations are considered Level 3 measurements as management uses assumptions that may not be observable in the market.

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

December 31, 2012
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(a)
Assets measured at fair value on a recurring basis

Investment Securities Available for Sale:
Equity securities	$891	Individual analysis of each investment	Multiple data points, including, but not limited to evaluation of past and projected business performance (b)	N/A

Other investments:

Trust preferred securities	2,287	Discounted cash flow analysis	Credit spread embedded in discount rate	425-650 bps (571 bps)
			Discount for lack of marketability(b)	0%-10% (0%)

Private equity investments	30,708	Individual analysis of each investee company
Multiple factors, including but not limited to, current operations, financial conditions, cash flows, evaluation of business management and financial plans, and recently executed company transactions related to the investee companies (b)
				N/A

Visa derivative liability	$2,956	Probability model	Probability-weighted potential outcomes of the Covered Litigation and fees payable to the counterparty through the estimated term of the contract	$400 thousand to $3.0 million ($3.0 million)

December 31, 2012
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(a)
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans	$80,299	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (c)	0%-12% (4%)
			Estimated selling costs	0%-10% (7%)

Other loans held for sale	7,420	Third party appraised value of collateral less estimated selling costs	Appraised value (c)	0%-12% (4%)
			Estimated selling costs	0%-10% (7%)

Other real estate	79,293	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (c)	0%-7% (2%)
			Estimated selling costs	0%-10% (7%)

Other assets held for sale	$5,804	Third party appraised value of collateral less estimated selling costs or BOV	Discount to appraised value (c)	13%-51% (29%)
			Estimated selling costs	0%-10% (7%)
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
Investment Securities Available for Sale
The significant unobservable inputs used in the fair value measurement of the corporate obligations in Level 3 assets are the credit spread embedded in the discount rate and the discount for lack of marketability. Generally, a change in one or more assumptions, and the degree or sensitivity of the change used, can have a meaningful impact on fair value. With regard to the trust preferred securities in Level 3 assets, raising the credit spread, and raising the discount for lack of marketability assumptions will result in a lower fair value measurement.
Private Equity Investments
In the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of private equity investments, significant judgment is required to value these investments. The significant unobservable inputs used in the fair value measurement of private equity investments include current operations, financial condition, and cash flows, comparables and private sales, when available; and recently executed financing transactions related to investee companies. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement.

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
Fair Value of Financial Instruments
The following table presents the carrying and fair values of financial instruments at December 31, 2012 and 2011. The fair value represents management’s best estimates based on a range of methodologies and assumptions. For financial instruments that are not recorded at fair value on the balance sheet, such as loans, interest bearing deposits (including brokered deposits), and long-term debt, the figures given in the notes should not be taken as an estimate of the amount that would be realized if all such financial instruments were to be settled immediately.
Cash and cash equivalents, interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements are repriced on a short-term basis; as such, the carrying value closely approximates fair value. Since these amounts generally relate to highly liquid assets, these are considered a Level 1 measurement.
Loans, net of deferred fees and costs, are recorded at the amount of funds advanced, less charge-offs and an estimation of credit risk represented by the allowance for loan losses. The fair value estimates for disclosure purposes differentiate loans based on their financial characteristics, such as product classification, loan category, pricing features, and remaining maturity. The fair value of loans is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as commercial, mortgage, home equity, credit card, and other consumer loans. Commercial loans are further segmented into certain collateral code groupings. The fair value of the loan portfolio is calculated by discounting estimated future cash flows using current origination rates for loans with similar terms. An incremental discount equal to the allowance for loan losses is subtracted from the present value of estimated future cash flows to reflect the estimated credit risk discount. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820-10 and generally produces a higher value than a pure exit price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally estimated using appraisals of the collateral. Collateral values are monitored and additional write-downs are recognized if it is determined that the estimated collateral values have declined further. Estimated costs to sell are based on current amounts of disposal costs for similar assets. Carrying value is considered to reflect fair value for these loans. Loans are considered a Level 3 fair value measurement.
The fair value of deposits with no stated maturity, such as non-interest bearing demand accounts, interest bearing demand deposits, money market accounts, and savings accounts, is estimated to be equal to the amount payable on demand as of that respective date. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The value of long-term relationships with depositors is not taken into account in estimating fair values. Synovus has developed long-term relationships with its customers through its deposit base and, in the opinion of management, these customer relationships add significant value to Synovus. Synovus has determined that the appropriate classification for deposits is Level 2 due to the ability to reasonably measure all inputs to valuation based on observable market variables. Short-term and long-term debt is also considered a Level 2 valuation, as management relies on market prices for bonds or debt that is similar, but not necessarily identical, to the debt being valued. Short-term debt that matures within ten days is assumed to be at fair value, and is considered a Level 1 measurement. The fair value of other short-term and long-term debt with fixed interest rates is calculated by discounting contractual cash flows using market discount rates for bonds or debt that is similar but not identical.

	December 31, 2012
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$614,630	614,630	614,630	—	—
Interest bearing funds with Federal Reserve Bank	1,498,390	1,498,390	1,498,390	—	—
Interest earning deposits with banks	23,442	23,442	23,442	—	—
Federal funds sold and securities purchased under resale agreements	113,517	113,517	113,517	—	—
Trading account assets	11,102	11,102	—	11,102	—
Mortgage loans held for sale	212,663	212,663	—	212,663	—
Impaired/other loans held for sale	10,690	10,690	—	—	10,690
Investment securities available for sale	2,981,112	2,981,112	3,205	2,974,729	3,178
Private equity investments	31,876	31,876	—	1,168	30,708
Mutual funds held in Rabbi Trusts	10,001	10,001	10,001	—	—
Loans, net of deferred fees and costs	19,541,690	19,254,199	—	—	19,254,199
Derivative assets	64,662	64,662	—	64,662	—
Financial Liabilities
Trading account liabilities	$91	91	—	91	—
Non-interest bearing deposits	5,665,527	5,665,527	—	5,665,527	—
Interest bearing deposits	15,391,517	15,415,160	—	15,415,160	—
Federal funds purchased and other short-term borrowings	201,243	201,243	—	201,243	—
Salary stock units	1,888	1,888	1,888	—	—
Long-term debt	1,726,455	1,784,223	—	1,784,223	—
Derivative liabilities	66,393	66,393	—	63,437	2,956

	December 31, 2011
(in thousands)	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	510,423	510,423
Interest bearing funds with Federal Reserve Bank	1,567,006	1,567,006
Interest earning deposits with banks	13,590	13,590
Federal funds sold and securities purchased under resale agreements	158,916	158,916
Trading account assets	16,866	16,866
Mortgage loans held for sale	161,509	161,509
Impaired/other loans held for sale	30,156	30,156
Investment securities available for sale	3,690,125	3,690,125
Private equity investments	22,015	22,015
Mutual funds held in Rabbi Trusts	10,353	10,353
Loans, net of deferred fees and costs	20,079,813	19,621,279
Derivative assets	84,923	84,923
Financial liabilities
Non-interest bearing deposits	5,366,868	5,366,868
Interest bearing deposits	17,044,884	17,092,784
Federal funds purchased and other short-term borrowings	313,757	313,757
Long-term debt	1,364,727	1,302,560
Derivative liabilities	96,574	96,574

Note 17 - Derivative Instruments
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
From time to time, Synovus utilizes interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges, as discussed below. As of December 31, 2012 and 2011, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk.
Cash Flow Hedges
Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of operations as a component of other non-interest income. As of December 31, 2012, there were no cash flow hedges outstanding, and therefore, no cumulative ineffectiveness.
Synovus expects to reclassify from accumulated other comprehensive income (loss) $(447) thousand to pre-tax income during the next year as amortization of deferred gains (losses) are recorded.
Synovus did not terminate any cash flow hedges during 2012 or 2011. The remaining unamortized deferred loss balance of all previously terminated cash flow hedges at December 31, 2012 and 2011 was $2.0 million and $630 thousand, respectively.
Fair Value Hedges
Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair value of various fixed rate liabilities due to changes in the benchmark interest rate, LIBOR. Synovus calculates effectiveness of the fair value hedges quarterly using regression analysis. As of December 31, 2012 and 2011, there were no fair value hedges outstanding, and therefore, no cumulative ineffectiveness. Ineffectiveness from fair value hedges is recognized in the consolidated statements of operations as a component of other non-interest income.
Synovus did not terminate any fair value hedges during 2012 or 2011. The remaining unamortized deferred gain balance on all previously terminated fair value hedges at December 31, 2012 and 2011 was $13.9 million and $21.2 million, respectively.
Customer Related Derivative Positions
Synovus also enters into derivative financial instruments to meet the financing and interest rate risk management needs of its customers. Upon entering into these instruments to meet customer needs, Synovus enters into offsetting positions in order to minimize the interest rate risk. These derivative financial instruments are recorded at fair value with any resulting gain or loss recorded in current period earnings. As of December 31, 2012, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.10 billion and $1.50 billion, respectively.
Visa Derivative
In conjunction with the sale of Class B shares of common stock issued by Visa to Synovus as a Visa USA member, Synovus entered into a derivative contract with the purchaser, which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The conversion ratio changes when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation, which Visa is indemnified by Visa USA members. The litigation escrow is funded by proceeds from Visa’s conversion of Class B shares. The fair value of the derivative liability is based on an estimate of Synovus’ membership proportion of Visa’s aggregate exposure to the Covered Litigation, or in effect,the future cumulative deposits to the litigation escrow for settlement of the Covered Litigation, and estimated future monthly fees payable to the derivative counterparty. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 19 - Visa Shares and Related Agreement" of this Report for further information.
Mortgage Derivatives
Synovus originates first lien residential mortgage loans for sale into the secondary market and generally does not hold the originated loans for investment purposes. Mortgage loans are sold by Synovus for conversion to securities and the servicing of these loans is generally sold to a third-party servicing aggregator, or Synovus sells the mortgage loans as whole loans to investors either individually or in bulk on a servicing released basis.
At December 31, 2012 and 2011, Synovus had agreements to fund at a locked interest rate, primarily fixed-rate mortgage loans to customers in the amount of $158.0 million and $115.5 million, respectively. The fair value of these rate lock commitments at December 31, 2012 and 2011, resulted in an unrealized net gain of $2.8 million and $1.9 million, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of operations.
At December 31, 2012 and 2011, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $231.5 million and $202.5 million, respectively. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding rate lock commitments, which guarantee a certain interest rate if the loan is ultimately funded or granted by the Bank as a mortgage loan held for sale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans at December 31, 2012 and 2011 resulted in an unrealized loss of $525 thousand and $1.9 million, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of operations.
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
Collateral Contingencies
Certain derivative instruments contain provisions that require Synovus to maintain an investment grade credit rating from each of the major credit rating agencies. When Synovus’ credit rating falls below investment grade, these provisions allow the counterparties of the derivative instrument to demand immediate and ongoing full collateralization on derivative instruments in net liability positions and, for certain counterparties, request immediate termination. As Synovus’ current rating is below investment grade, Synovus is required to post collateral, as required by each agreement, against these positions. As of December 31, 2012, collateral totaling $110.0 million, consisting of cash and short-term investments, has been pledged to the derivative counterparties to comply with collateral requirements.
The impact of derivative instruments on the consolidated balance sheets at December 31, 2012 and 2011 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
		December 31,			December 31,
(in thousands)	Location on Consolidated Balance Sheet	2012	2011	Location on Consolidated Balance Sheet	2012	2011
Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Other assets	$61,869	83,072	Other liabilities	62,912	85,534
Mortgage derivatives	Other assets	2,793	1,851	Other liabilities	525	1,947
Visa Derivative		—	—	Other liabilities	2,956	9,093
Total derivatives		$64,662	84,923		66,393	96,574

The effect of the amortization of the termination of cash flow hedges on the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 is presented below.

Location of
	Amount of Gain			Gain (Loss)	Amount of Gain
	(Loss) Recognized in			Reclassified	(Loss) Reclassified			Location of	Amount of Gain (Loss)
	OCI on Derivative			from OCI	from OCI into Income			Gain (Loss)	Recognized in Income
	Effective Portion			into	Effective Portion			Recognized	Ineffective Portion
	Twelve Months Ended			Income	Twelve Months Ended			in Income	Twelve Months Ended
	December 31,			Effective	December 31,			Ineffective	December 31,
(in thousands)	2012	2011	2010	Portion	2012	2011	2010	Portion	2012	2011	2010
Interest rate contracts	$(204)	(4,203)	(6,003)	Interest Income (Expense)	$646	7,112	14,446	Other Non-interest Income	$—	—	(14)

The effect of fair value hedges on the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 is presented below.

	Derivative				Hedged Item
	Location of	Amount of Gain (Loss)				Amount of Gain (Loss)
	Gain (Loss)	Recognized in Income on			Location of	Recognized in Income On
	Recognized	Derivative			Gain (Loss)	Hedged Item
	in Income	Twelve Months Ended			Recognized in	Twelve Months Ended
	on	December 31,			Income on	December 31,
(in thousands)	Derivative	2012	2011	2010	Hedged Item	2012	2011	2010
Derivatives Designated in Fair Value Hedging Relationships
Interest rate contracts(1)	Other Non- Interest Income	$—	—	(991)	Other Non- Interest Income	$—	—	972
Total		$—	—	(991)		$—	—	972
Derivatives Not Designated as Hedging Instruments
Interest rate contracts(2)	Other Non- Interest Income (Expense)	$1,419	(819)	(6,902)
Mortgage derivatives(3)	Mortgage Banking Income	$2,364	393	(2,565)
Total		$3,783	(426)	(9,467)
Total derivatives		$3,783	(426)	(10,458)		—	—	972

(1) Gain (loss) represents fair value adjustments recorded for fair value hedges designated in hedging relationships and related hedged items.
(2) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(3) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans to third party investors.

Note 18 – Variable Interest Entities
Synovus has a contractual ownership or other interests in certain VIEs for which the fair value of the VIE's net assets may change exclusive of the variable interests. Under ASC 810-10-65, Synovus is deemed to be the primary beneficiary and required to consolidate a VIE if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb the losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810-10-65, as amended, requires continual reconsideration of conclusions reached regarding which interest holder is a VIE's primary beneficiary.
Synovus’ involvement with VIEs is discussed below. Synovus consolidates VIEs for which it is deemed the primary beneficiary.
Consolidated Variable Interest Entities
Rabbi Trusts – Synovus has established certain rabbi trusts related to deferred compensation plans offered to its employees. Synovus contributes employee cash compensation deferrals to the trusts and directs the underlying investments made by the trusts. The assets of these trusts are available to creditors of Synovus only in the event that Synovus becomes insolvent. These trusts are considered VIEs because either there is no equity at risk in the trusts or because Synovus provided the equity interest to its employees in exchange for services rendered. Synovus is considered the primary beneficiary of the rabbi trusts as it has the ability to direct the underlying investments made by the trusts, the activities that most significantly impact the economic performance of the rabbi trusts. Synovus includes the assets of the rabbi trusts as a component of other assets and a corresponding liability for the associated benefit obligation in other liabilities in its consolidated balance sheets. At December 31, 2012, the aggregate amount of rabbi trust assets and benefit obligation was $10 million.
Non-consolidated Variable Interest Entities
Low Income Housing Tax Credit Partnerships – Synovus and its subsidiary bank, Synovus Bank, make equity investments as a limited partner in various partnerships which are engaged in the development and operation of affordable multi-family housing utilizing the LIHTC pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to earn a return on the investment and to support community reinvestment initiatives of Synovus’ subsidiary bank. The activities of these LIHTC partnerships are limited to development and operation of multi-family housing that is leased to qualifying residential tenants. These partnerships are generally located in southeastern communities where Synovus has a banking presence and are considered VIEs because Synovus, as the holder of an equity investment at risk, does not have voting or similar rights and does not participate in the management or direct the operations of the partnerships (activities which affect the success of the partnerships). Synovus provides construction lending for certain of the LIHTC partnerships in which it also has an equity investment. Synovus is at risk for the amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan but has no obligation to fund the operations or working capital of the partnerships. The general partners of these partnerships are considered the primary beneficiaries because they are charged with management responsibility which give them the power to direct the activities that most significantly impact the financial performance of the partnerships, and they are exposed to losses beyond Synovus’ equity investment. At December 31, 2012, the aggregate carrying value of Synovus’ investments in LIHTC partnerships was $10.6 million and the cumulative amount of equity investments was $28.8 million. Synovus uses the equity method of accounting for these investments which are included as a component of other assets on Synovus’ consolidated balance sheet. At December 31, 2012, Synovus had fully funded all commitments and had no further commitments to fund equity investments in LIHTC partnerships.
Historic Rehabilitation Partnerships – Synovus Bank makes equity investments as a limited partner in various partnerships which are engaged in the preservation, renovation, and rehabilitation of historic structures and the subsequent operation of those structures as commercial properties or multi-family housing. Tax credit incentives are awarded based on a percentage of certified rehabilitation costs under Section 1.48-112 of the Internal Revenue Code. The purpose of these investments is to earn a suitable return on the investment and to support community reinvestment initiatives of Synovus Bank. The activities of these historic rehabilitation partnerships are limited to preservation and rehabilitation of historic structures, and operation of those structures for leasing to commercial or residential tenants. These partnerships are generally located in southeastern communities where Synovus Bank has a banking presence and are considered VIEs because Synovus Bank, as the holder of an equity investment at risk, does not have voting or similar rights and does not participate in the management or direct the operations of the partnerships (activities which affect the success of the partnerships). Synovus Bank provides construction lending for certain of the partnerships in which it also has an equity investment. Synovus Bank is at risk for the amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan, but has no obligation to fund the operations or working capital of the partnerships. The general partners of these partnerships are considered the primary beneficiaries because they are charged with management responsibility which give them the power to direct the activities that most significantly impact the financial performance of the partnerships, and they are exposed to losses beyond Synovus’ equity investment. At December 31, 2012, the aggregate carrying value of Synovus’ investments in historic rehabilitation partnerships was $350 thousand and the cumulative amount of equity investments was $8.0 million. Synovus uses the equity method of accounting for these investments which are included as a component of other assets on Synovus’ consolidated balance sheet. At December 31, 2012, Synovus had fully funded all commitments and had no further commitment to fund equity investments in historic rehabilitation tax credit partnerships.
Certain Commercial Loans – For certain troubled commercial loans, Synovus restructures the terms of the borrower’s debt in an effort to increase the probability of receipt of amounts contractually due. A troubled debt restructuring generally requires consideration of whether the borrowing entity is a VIE as economic events have proven that the entity’s equity is not sufficient to permit it to finance its activities without additional subordinated financial support or a restructuring of the terms of its financing. As Synovus does not have the power to direct the activities that most significantly impact such troubled commercial borrowers’ operations, it is not considered the primary beneficiary, even in situations where, based on the size of the financing provided, Synovus is exposed to potentially significant benefits and losses of the borrowing entity. Synovus has no contractual requirements to provide financial support to the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt that allows for preparation of the underlying collateral for sale and the borrowing entity is considered a VIE.

Note 19 - Visa Shares and Related Agreement
Synovus is a member of the Visa USA network and received shares of Visa Class B common stock in exchange for its membership interest in Visa USA in conjunction with the public offering by the Visa IPO in 2008. Visa members have indemnification obligations with respect to the Covered Litigation. Visa Class B shares are subject to certain restrictions until March 25, 2011 or settlement of the Covered Litigation. As of December 31, 2012, all of the Covered Litigation had not been settled. Visa has established a litigation escrow to fund settlement of the Covered Litigation. The litigation escrow is funded by proceeds from Visa's conversion of Class B shares.
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
In November 2009, Synovus sold its remaining Visa Class B shares to another Visa USA member financial institution for $51.9 million and recognized a gain on sale of $51.9 million. In conjunction with the sale, Synovus entered into a derivative contract with the purchaser which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The fair value of the derivative liability of $3.0 million and $9.1 million, at December 31, 2012 and 2011, respectively, is based on an estimate of Visa's exposure to liability based upon probability-weighted potential outcomes of the Covered Litigation, and with respect to December 31, 2012 includes the present value of estimated future fees paid to the derivative counterparty, and the estimated impact of a ten bps decrease in credit interchange fees for an eight-month period beginning in mid-2013.
Synovus paid settlements of approximately $9.9 million and $888 thousand to the derivative counterparty in connection with conversion rate changes in February 2012 and August 2012, respectively. The conversion rate changed each of these times in connection with Visa's deposit of funds to the litigation escrow. For the year ended December 31, 2012, the $6.3 million indemnification charges included a $5.8 million increase in the fair value of the derivative liability and $466 thousand of fees payable to the derivative counterparty.
On July 13, 2012, Visa announced that it had signed a memorandum of understanding with the class plaintiffs in the multi-district interchange litigation, which obligated the parties to enter into a settlement agreement, and on October 19, 2012, Visa announced that a settlement agreement had been executed to resolve class plaintiff's claims. Among other things, the settlement agreement provides for settlement payments of approximately $6.6 billion, of which Visa's share will be approximately $4.4 billion, and further provides for distribution to class merchants of an amount equal to ten basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to card issuers and which effectively reduces credit interchange for that period of time. The eight month period would begin sixty days after completion of the court ordered period during which individual class members may opt out of the proposed settlement.
These announcements have been factored into the fair value determination as of December 31, 2012 using the probability model described in Note 16 - Fair Value Accounting. Management believes that the estimate of Synovus' exposure to the Visa indemnification and fees associated with the Visa Derivative is adequate based on current information, including Visa's recent announcements. However, future developments in the litigation could require potentially significant changes to Synovus' estimate.

Note 20 - Commitments and Contingencies
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

Unfunded lending commitments and letters of credit at December 31, 2012 are presented below.

(in thousands)
Letters of credit (1)	$162,839
Commitments to fund commercial real estate, construction, and land development loans	777,272
Unused credit card lines	948,239
Commitments under home equity lines of credit	849,691
Commitments to fund commercial and industrial loans	2,977,320
Other loan commitments	98,664
Total unfunded lending commitments and letters of credit	$5,814,025

(1) represents the contractual amount net of risk participations of $127 million.
Lease Commitments
Synovus and its subsidiaries have entered into long-term operating leases for various facilities and equipment. Management expects that as these leases expire they will be renewed or replaced by similar leases based on need.
At December 31, 2012, minimum rental commitments under all such non-cancelable leases for the next five years and thereafter are presented below.

(in thousands)
2013	$27,907
2014	23,860
2015	21,032
2016	19,575
2017	17,842
Thereafter	183,753
Total	$293,969

Rental expense on facilities was $32.1 million, $31.6 million, and $32.3 million for the years ended December 31, 2012, 2011, and 2010, respectively.
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
To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with loans originated from 2005 through 2008. From January 1, 2005 through December 31, 2012, Synovus Mortgage originated and sold approximately $7.11 billion of first lien GSE eligible mortgage loans and approximately $3.1 billion of first and second lien non-GSE eligible mortgage loans. The total expense pertaining to losses from repurchases of mortgage loans previously sold, including amounts accrued in accordance with ASC 450, was $6.7 million, $4.1 million, and $1.3 million for the years ended December 31, 2012, 2011, and 2010, respectively. The total accrued liability related to mortgage repurchase claims was $5.2 million and $3.3 million, at December 31, 2012 and 2011, respectively.

Mortgage Loan Foreclosure Practices
At December 31, 2012 and December 31, 2011, Synovus had $2.94 billion and $3.03 billion, respectively of home equity and consumer mortgage loans which are secured by first and second liens on residential properties. Of this amount, approximately $882 million and $890 million, respectively, consists of mortgages relating to properties in Florida and South Carolina which are states in which foreclosures proceed through the courts. To date, foreclosure activity in the home equity and consumer mortgage loan portfolio has been low. Any foreclosures on these loans are handled by designated Synovus personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Based on information currently available, management believes that it does not have significant exposure to faulty foreclosure practices.

Note 21 - Legal Proceedings
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate accrual. An event is considered to be “probable” if “the future event is likely to occur.” The actual amounts accrued by Synovus in respect of legal matters as of December 31, 2012 are not material to Synovus' consolidated financial statements. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
In addition, where Synovus determines that there is a reasonable possibility of a loss in respect of legal matters, including those legal matters described below, Synovus considers whether it is able to estimate the total reasonably possible loss or range of loss. An event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely.” An event is “remote” if “the chance of the event or future event occurring is more than slight but less than reasonably possible." In many situations, Synovus may be unable to estimate reasonably possible losses due to the preliminary nature of the legal matters, as well as a variety of other factors and uncertainties. For those legal matters where Synovus is able to estimate a range of reasonably possible losses, Synovus' management currently estimates the aggregate range of reasonably possible losses is from zero to $75 million in excess of amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to Synovus, and the actual losses could prove to be higher. As there are further developments in these legal matters, Synovus will reassess these matters, and the estimated range of reasonably possible losses may change as a result of this assessment. Based on Synovus' current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, operating results or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations and financial condition for any particular period.
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
On October 4, 2012, the parties to the Federal Shareholder Derivative Lawsuit reached an agreement in principal to settle, subject to the Court's approval, the outstanding derivative claims purportedly brought on behalf of Synovus in the Federal Shareholder Derivative Lawsuit and the State Shareholder Derivative Lawsuit. On November 14, 2012, the parties to the Federal Shareholder Derivative Lawsuit executed a Stipulation of Settlement memorializing the principal terms of their proposed settlement agreement (the “Settlement Agreement”). On January 8, 2013, the Court granted preliminary approval to the proposed Settlement Agreement. The Settlement Agreement was finally approved at a hearing held on February 26, 2013.
There are significant uncertainties involved in any potential class action and derivative litigation. Synovus may seek to mediate the Securities Class Action in order to determine whether a reasonable settlement can be reached. In the event the Securities Class Action is not settled, Synovus and the individually named defendants collectively intend to vigorously defend themselves against the Securities Class Action.
Overdraft Litigation
Posting Order Litigation
On September 21, 2010, Synovus, Synovus Bank and CB&T were named as defendants in a putative multi-state class action relating to the manner in which Synovus Bank charges overdraft fees to customers. The case, Childs et al. v. Columbus Bank and Trust et al., was filed in the Northern District of Georgia, Atlanta Division, and asserts claims for breach of contract and breach of the covenant of good faith and fair dealing, unconscionability, conversion and unjust enrichment for alleged injuries suffered by plaintiffs as a result of Synovus Bank's assessment of overdraft charges in connection with its POS/debit and automated-teller machine cards allegedly resulting from the sequence used to post payments to the plaintiffs' accounts. On October 25, 2010, the Childs case was transferred to a multi-district proceeding in the Southern District of Florida. In Re: Checking Account Overdraft Litigation, MDL No. 2036. Plaintiffs amended their complaint on October 21, 2011. The Synovus entities filed a motion to dismiss the amended complaint on November 22, 2011. On July 26, 2012, the court denied the motion as to Synovus and Synovus Bank, but granted the motion as to CB&T. Synovus and Synovus Bank filed their answer to the amended complaint on September 24, 2012. The case is currently in discovery.
On January 25, 2012, Synovus Bank was named as a defendant in another putative multi-state class action relating to the manner in which Synovus Bank charges overdraft fees to customers. The case, Green et al. v. Synovus Bank, was filed in the Middle District of Georgia, Columbus Division, and asserts claims for breach of contract and breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment and money had and received for alleged injuries suffered by plaintiffs as a result of Synovus Bank's assessment of overdraft charges in connection with its POS/debit and automated-teller machine cards allegedly resulting from the sequence used to post payments to the plaintiffs' accounts. On February 14, 2012, Synovus Bank filed a motion to dismiss the complaint. On March 8, 2012, Plaintiff filed an amended complaint to add a claim under the Georgia Fair Business Practices Act. On March 22, 2012, Synovus Bank filed a motion to dismiss the amended complaint. On April 19, 2012, the Judicial Panel on Multidistrict Litigation issued a Conditional Transfer Order conditionally transferring the case to the multi-district proceeding in the Southern District of Florida. In Re: Checking Account Overdraft Litigation, MDL No. 2036. On April 20, 2012, Synovus Bank and Plaintiffs separately filed objections to the Conditional Transfer Order. On May 4 and 5, 2012 Synovus Bank and Plaintiffs separately filed motions to vacate the Conditional Transfer Order. On August 3, 2012, the Judicial Panel on Multidistrict Litigation ordered the case transferred to the multi-district proceeding in the Southern District of Florida. In Re: Checking Account Overdraft Litigation, MDL No. 2036.
On September 5, 2012, the plaintiffs in the Childs case filed an amended complaint that added Richard Green, the named plaintiff from the Green et al. v. Synovus Bank case, as a named plaintiff in the Childs case. As a result, the parties advised the court that the Green et al. v. Synovus Bank case should be dismissed without prejudice. On November 8, 2012, the court entered an order dismissing without prejudice the Green case.
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

Note 22 - Employment Expenses and Benefit Plans
As of December 31, 2012 Synovus had three separate non-contributory retirement and benefit plans consisting of money purchase pension, profit sharing, and 401(k) plans which cover all eligible employees. Annual discretionary contributions to these plans are set each year by the Boards of Directors but cannot exceed amounts allowable as a deduction for federal income tax purposes. For the year ended December 31, 2012, Synovus will make an aggregate contribution for eligible employees to the money purchase pension plan of 3.0% of eligible compensation. Synovus made an aggregate contribution for eligible employees to the money purchase pension plan of 3.0% for the year ended December 31, 2011 and 3.0% for the year ended December 31, 2010. The expense recorded for the years ended December 31, 2012, 2011, and 2010 was approximately $7.1 million, $7.4 million, and $8.9 million, respectively. For the years ended December 31, 2012, 2011, and 2010, Synovus did not make contributions to the profit sharing and 401(k) plans.
Synovus has stock purchase plans for directors and employees whereby Synovus has historically made contributions equal to one-half of employee and director voluntary contributions, subject to certain maximum contribution limitations. The funds are used to purchase outstanding shares of Synovus Common Stock. Synovus recorded as expense $4.1 million, $4.6 million, and $6.0 million for contributions to these plans in 2012, 2011, and 2010, respectively.
Effective January 1, 2013, Synovus made changes to the above mentioned plans by providing a 100% match on the first 4% of eligible employee 401(k) contributions, reducing the stock purchase plan match from 50% to 15% for every $1 of team member investment according to the years of service schedule, and freezing the money purchase pension plan.
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
In December 2010, management amended the Synovus Retiree Medical Plan (the Retiree Medical Plan or the Plan). Under the provisions of the Retiree Medical Plan, employees who terminated employment after becoming eligible for early retirement (attaining age 50 with 15 or more years of service) could elect medical coverage for themselves and their eligible dependents. This coverage may continue until the former employee (or his spouse) reaches age 65 or cover eligible dependents in accordance with the Plan’s provision. Per the amendment, Synovus eliminated the post-retirement medical plan coverage for all employees who retired on or after March 1, 2011. Participants who were already receiving benefits under the Retiree Medical Plan will continue to receive benefits under the Plan. At December 31, 2012, the Retiree Medical Plan had 93 participants.
The amendment to the Retiree Medical Plan noted above was considered a “curtailment event” under ASC 715 because it eliminated the accrual of defined benefits for all of the future services of a significant number of active employees. At the time of the Plan amendment, Synovus estimated the number of eligible participants that would elect coverage by the specified deadline of March 31, 2011 to calculate the $7.1 million curtailment gain that was recognized during 2010. Based on the actual number of retirees who elected medical coverage for themselves and/or their eligible dependents, the actual curtailment gain was $6.7 million which resulted in an adjustment of $398 thousand to the curtailment gain that was recorded during the year ended December 31, 2011.

Note 23 - Share-based Compensation
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. At December 31, 2012, Synovus had a total of 23,855,801 shares of its authorized but unissued Common Stock reserved for future grants under the 2007 Omnibus Plan. The Plan permits grants of share-based compensation including stock options, non-vested shares, and restricted share units. The grants generally include vesting periods ranging from two to five years and contractual terms of ten years. Stock options are granted at exercise prices which equal the fair market value of a share of common stock on the grant-date. Non-vested shares and restricted share units are awarded at no cost to the recipient upon their grant. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.
During 2012, Synovus awarded an aggregate amount of 3,330,293 restricted share units to key employees and non-employee directors. The majority of the awards contain a service-based vesting period of three years with some awards vesting at the end of three years and some awards vesting one-third of the total grant amount on each anniversary of the grant-date over the three year period. The weighted average grant-date fair value of the awarded restricted share units in 2012 was $2.07 per share. During 2012, Synovus also granted 4,586,666 stock options with a weighted average exercise price of $2.05 and a service-based vesting period of three years to key employees throughout the Synovus organization. The stock options granted during 2012 vest over a three-year period, with one-third of the total grant amount vesting on each anniversary of the grant-date. During 2011, Synovus granted 3,815,942 restricted share units to key employees throughout the Synovus organization. The majority of the awards contain a service-based vesting period of two years. The weighted average grant-date fair value of the awarded restricted share units in 2011 was $2.65 per share. During 2010, Synovus granted 3,442,586 stock options with an exercise price of $2.80 to key employees across the Synovus organization. These stock options have a three year vesting schedule with one-half of the total grant vesting after two years of service and the remaining one-half vesting after three years of service. During 2010, Synovus also granted 844,205 restricted share units to senior management. In addition to a service vesting requirement, the vesting of the restricted share units made to senior management during 2012, 2011, and 2010 is contingent upon the repayment of its Series A Preferred Stock and achievement of certain profitability requirements. Due to multiple vesting requirements of certain awards, the date Synovus expects all vesting criteria to be met is reviewed quarterly to ensure expense is amortized over the appropriate time period.
Share-based Compensation Expense
Synovus’ share-based compensation costs associated with employee grants are recorded as a component of salaries and other personnel expense in the consolidated statements of operations. Share-based compensation costs associated with grants made to non-employee directors of Synovus are recorded as a component of other operating expenses. Share-based compensation expense for service-based awards is recognized net of estimated forfeitures for plan participants on a straight-line basis over the vesting period. Total share-based compensation expense was $9.4 million, $6.0 million, and $7.2 million for 2012, 2011, and 2010, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was approximately $3.6 million for 2012. No income tax benefit was recognized in the consolidated statements of operations for share-based compensation arrangements for 2011 and $128 thousand was recognized for 2010. No share-based compensation costs have been capitalized for the years ended December 31, 2012, 2011, and 2010.
As of December 31, 2012, unrecognized compensation cost related to the unvested portion of share-based compensation arrangements involving shares of Synovus stock was approximately $9.0 million.
Stock Options
The fair value of stock option grants used in measuring compensation expense was determined using the Black-Scholes option pricing model with the following weighted-average assumptions.

	2012	2011	2010
Risk-free interest rate	1.23%	NA	2.8
Expected stock price volatility	65.0	NA	63.0
Dividend yield	2.0	NA	1.4
Expected life of options	6.0 years	NA	6.25 years

The expected volatility for awards granted in 2012 and 2010 was based on Synovus’ historical stock price volatility. The expected life for stock options granted during 2012 and 2010 was calculated using the “simplified” method as prescribed by SAB No. 110. The weighted average grant-date fair value of stock options granted in 2012 and 2010 was $1.03 and $1.50, respectively.
A summary of stock option activity and changes during the years ended December 31, 2012, 2011, and 2010 is presented below.

Stock Options
	2012		2011		2010
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	17,886,318	$10.63	21,723,381	$10.81	28,167,011	$10.94
Options granted	4,586,666	2.05	—	—	3,442,586	2.80
Options exercised	—	—	—	—	(430)	2.21
Options forfeited	(174,842)	2.38	(471,386)	10.72	(150,003)	2.80
Options expired	(3,008,437)	12.36	(3,365,677)	11.75	(9,735,783)	8.48
Options outstanding at end of year	19,289,705	$8.40	17,886,318	$10.63	21,723,381	$10.81
Options exercisable at end of year	13,296,595	$10.94	14,365,773	$12.06	16,879,440	$12.14

The aggregate intrinsic value for outstanding stock options at December 31, 2012 was $1.8 million and the aggregate intrinsic value for options exercisable at December 31, 2012 was $31 thousand. As of December 31, 2012, the weighted average remaining contractual life was 4.69 years for options outstanding and 2.95 years for options exercisable.
The total grant date fair value of stock options vested during 2012, 2011, and 2010 was $2.9 million, $1.5 million, and $2.3 million, respectively. At December 31, 2012, the total unrecognized compensation cost related to non-vested stock options was approximately $3.3 million. This cost is expected to be recognized over a weighted-average remaining period of 1.54 years.
Non-vested Shares and Restricted Share Units
Compensation expense is measured based on the grant date fair value of non-vested shares and restricted share units. The fair value of non-vested shares and restricted share units is equal to the market price of Synovus’ Common Stock on the grant date. The weighted-average grant-date fair value of restricted share units granted during 2012 was $2.07. The weighted-average grant-date fair value of restricted share units granted during 2011 was $2.65 and the weighted-average grant date fair value of restricted share units granted during 2010 was $2.80. The total fair value of non-vested shares and restricted share units vested during 2012, 2011, and 2010 was $3.5 million, $356 thousand, and $5.1 million, respectively.
A summary of non-vested shares outstanding (excluding the performance-vesting shares described below) and changes during the years ended December 31, 2012, 2011, and 2010 is presented below.

Non-vested Shares	Shares	Weighted-Average Grant-date Fair Value
Outstanding at January 1, 2010	188,233	$26.75
Granted	—	—
Vested	(163,924)	28.28
Forfeited	(7,349)	25.81
Outstanding at December 31, 2010	16,960	12.41
Granted	—	—
Vested	(16,000)	12.40
Forfeited	(960)	12.50
Outstanding at December 31, 2011	—	—

A summary of restricted share units outstanding and changes during the years ended December 31, 2012, 2011, and 2010 is presented below.

Restricted Share Units	Share Units	Weighted-Average Grant-date Fair Value
Outstanding at January 1, 2010	74,815	$12.01
Granted	844,205	2.80
Dividend equivalents granted	10,082	2.60
Vested	(45,406)	12.45
Forfeited	(3,295)	12.89
Outstanding at December 31, 2010	880,401	3.05
Granted	3,815,942	2.65
Dividend equivalents granted	86,494	1.64
Vested	(25,534)	6.15
Forfeited	(229,328)	2.91
Outstanding at December 31, 2011	4,527,975	2.67
Granted	3,330,293	2.07
Dividend equivalents granted	112,616	2.19
Vested	(1,314,063)	2.70
Forfeited	(213,842)	2.49
Outstanding at December 31, 2012	6,442,979	$2.35

As of December 31, 2012, total unrecognized compensation cost related to the foregoing restricted share units was approximately $5.7 million. This cost is expected to be recognized over a weighted-average remaining period of 1.43 years.
Synovus authorized a total grant of 63,386 shares of non-vested stock to a key executive with a performance-vesting schedule (performance-vesting shares) in 2005 that fully vested during 2010. The total fair value of performance-vesting shares vested during 2010 was $269 thousand.
During 2012, Synovus also granted 770,573 salary stock units to senior management, which vested and were expensed immediately upon grant. Compensation expense is determined based on the number of salary stock units granted and the market price of Synovus' Common Stock at the grant date. The total fair value of salary stock units granted during 2012 was $1.9 million. The salary stock units are classified as liabilities and were settled in cash on February 15, 2013.
During 2012, Synovus recognized a tax deficiency of $715 thousand associated with vesting of restricted share units and expired stock options to additional paid-in capital within shareholders' equity. During 2011 and 2010, Synovus recorded a tax deficiency of $677 thousand and $3.0 million, respectively, associated with vesting of non-vested shares and restricted share units and expired stock options to the deferred tax asset valuation allowance. Synovus' future stock price will determine if a tax benefit is realized on outstanding stock options. If a tax benefit is not realized on outstanding stock options then the deferred tax asset associated with the outstanding stock options will be reduced with a corresponding tax deficiency recorded to additional paid-in capital.
The following table provides aggregate information regarding grants under all Synovus equity compensation plans through December 31, 2012.

Plan Category(1)	(a) Number of securities to be issued upon vesting of restricted share units	(b) Number of securities to be issued upon exercise of outstanding options	(c) Weighted-average exercise price of outstanding options in column (b)	(d) Number of shares remaining available for issuance excluding shares reflected in columns (a) and (b)
Shareholder approved equity compensation plans for shares of Synovus stock	6,442,979	19,103,267	$8.41	23,855,801	(2)
Non-shareholder approved equity compensation plans	—	—	—	—
Total	6,442,979	19,103,267	$8.41	23,855,801

(1) Does not include information for equity compensation plans assumed by Synovus in mergers. A total of 186,438 shares of Common Stock were issuable upon exercise of options granted under plans assumed in mergers and outstanding at December 31, 2012. The weighted average exercise price of all options granted under plans assumed in mergers and outstanding at December 31, 2012 was $7.46. Synovus cannot grant additional awards under these assumed plans.
(2) Includes 23,855,801 shares available for future grants as share awards under the 2007 Omnibus Plan.

Note 24 - Income Taxes
The components of income tax (benefit) expense from continuing operations for the years ended December 31, 2012, 2011, and 2010 are presented below:

(in thousands)	2012	2011	2010
Current
Federal	$2,831	(99)	(20,185)
State	(6,885)	1,768	(4,181)
Total current income tax (benefit) expense	(4,054)	1,669	(24,366)
Deferred
Federal	(666,242)	535	(4,834)
State	(128,436)	(892)	14,049
Total deferred income tax (benefit) expense	(794,678)	(357)	9,215
Total income tax (benefit) expense	$(798,732)	1,312	(15,151)

Income tax expense from discontinued operations for the year ended December 31, 2010 was $27.5 million.
Income tax expense (benefit) from continuing operations does not reflect the tax effects of unrealized gains (losses) on investment securities available for sale, unrealized gains (losses) on cash flow hedges, and amortization of post-retirement unfunded health benefits. This information is presented in the Consolidated Statements of Comprehensive Income (Loss).
Income tax effects for items that were charged or credited directly to shareholders' equity consisted of a decrease to shareholders' equity totaling $715 thousand and an increase to shareholders' equity of $16 thousand for the years ended December 31, 2012 and 2011, respectively, relating to share-based compensation transactions. There were no such items during 2010.

Income tax expense (benefit) as shown in the consolidated statements of operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income (loss) from continuing operations before income taxes. A reconciliation of the differences for the years ended December 31, 2012, 2011 and 2010 is shown below:

	Years Ended December 31,
(in thousands)	2012	2011	2010
Income tax expense (benefit) at statutory federal income tax rate	$11,017	(20,836)	(297,210)
Increase (decrease) in taxes resulting from:
State income tax benefit, net of federal income tax effect	(3,935)	(3,084)	(30,598)
Tax-exempt income	(2,026)	(2,316)	(2,678)
Tax credits	(1,558)	(1,461)	(1,576)
Cash surrender value of life insurance	(2,907)	(2,911)	(2,888)
Change in valuation allowance, federal and state	(802,771)	31,844	320,377
Other, net	3,448	76	(578)
Total income tax (benefit) expense	$(798,732)	1,312	(15,151)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at December 31, 2012 and 2011 are presented below.

(in thousands)	2012	2011
Deferred tax assets
Net operating loss carryforwards	$590,938	514,275
Allowance for loan losses	179,916	268,406
Tax credit carryforwards	44,563	44,170
Finance lease transactions	6,236	4,901
Net unrealized loss on cash flow hedges	774	243
Other	46,536	46,779
Total gross deferred tax assets	868,963	878,774
Less valuation allowance	(18,658)	(821,429)
Total deferred tax assets	850,305	57,345
Deferred tax liabilities
Excess tax over financial statement depreciation	(13,945)	(16,371)
Net unrealized gains on investment securities available for sale	(19,051)	(29,390)
Other	(10,903)	(9,446)
Total gross deferred tax liabilities	(43,899)	(55,207)
Net deferred tax asset	$806,406	2,138

The net reduction to the valuation allowance for the year ended December 31, 2012 was $802.8 million. Net additions to the valuation allowance during the years ended December 31, 2011, and 2010, were $31.8 million and $320.4 million, respectively.
Management assesses the valuation allowance recorded against deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence. During 2009, the Company established a valuation allowance for substantially all of its deferred tax assets, primarily due to the realization of significant losses, significant credit deterioration, and negative trending in asset quality and uncertainty regarding the amount of future taxable income that the Company could forecast. At December 31, 2011, based on the assessment of all the positive and negative evidence, management concluded that there was not sufficient evidence to conclude that it was more likely than not that Synovus would realize the benefits associated with its deferred tax assets; accordingly, the Company continued to maintain a valuation allowance for substantially all of the deferred tax assets.
At December 31, 2012, the Company continues to be in a three-year cumulative loss position, which represents significant negative evidence. However, based on the assessment of all the positive and negative evidence, management concluded that it was more likely than not that $806.4 million of the net deferred tax assets will be realized based upon future taxable income, and therefore reversed $802.8 million of the valuation allowance. The valuation allowance of $18.7 million at December 31, 2012 is related to specific state income tax credits and specific state NOL carryforwards that have various expiration dates through the tax year 2018 and 2027, respectively, and are expected to expire before they can be utilized.
The deferred tax asset valuation allowance was reversed in the fourth quarter of 2012 after the achievement of operating results for the fourth quarter and full year of 2012 demonstrated the continuation of profitable operating results, excluding the impact of the pre-tax charge of approximately $157 million from the discretionary sales of distressed assets completed during the fourth quarter of 2012, marking the sixth consecutive quarter of profitable operating results. The fourth quarter of 2012 results also provided further validation of the positive credit quality trending improvements marking the twelfth consecutive quarter of such improvements. The pace of credit quality improvement accelerated during the fourth quarter of 2012 after the completion of the bulk sale of distressed assets. At December 31, 2012, Synovus Bank's classified asset ratio as a percentage of Tier 1 Capital and the allowance for loan losses improved to 38.07% from 50.65% at September 30, 2012 and 62.51% at December 31, 2011. The consolidated classified asset ratio improved to 44.83% at December 31, 2012 from 58.65% and 70.27% at September 30, 2012 and December 31, 2011, respectively.
In addition, the achievement of operating results for the fourth quarter and full year of 2012 consistent with management's forecast for these periods, excluding the impact of the pre-tax charge of approximately $157 million from the discretionary sales of distressed assets completed in the fourth quarter of 2012, provided further evidence of the Company's ability to produce reliable forecasts, and strengthened the weight of the positive evidence provided by forecasted future taxable income. The Company's forecast of taxable income at December 31, 2012 demonstrates that there will be sufficient future taxable income to realize the $806.4 million net deferred tax asset at December 31, 2012. The positive evidence related to the forecasted future taxable income assists in overcoming the weight of the negative evidence related to the significant operating losses recognized as a result of the recent financial crisis and adds to the overall weight of positive evidence that the December 31, 2012 deferred tax asset is more likely than not realizable. Prior to the fourth quarter of 2012, the Company was unable to conclude that there was sufficient evidence to support that the deferred tax asset was more likely than not realizable and to support the reversal of the deferred tax asset valuation allowance.
The positive evidence at December 31, 2012 included the Company's significantly improved credit risk profile, the continued improving trends in credit quality, continued profitability in recent quarters, credit risk policy enhancements which reduce exposure to credit risk through concentration limits by loan type, exposure limits to single borrowers, among others, record of long-term positive earnings prior to the recent economic downturn, the Company's strong capital position, as well as sufficient amounts of estimated future taxable income, of the appropriate character, to support the realization of $806.4 million of the Company's net deferred tax asset at December 31, 2012. Management's confidence in the realization of projected future taxable income is based on an analysis of the Company's risk profile and recent trends in financial performance, including credit quality trends. In determining whether management's projections of future taxable income are reliable, management considered objective evidence supporting the forecast assumptions as well as recent experience which demonstrates the Company's ability to reasonably project future results of operations. The analysis showed that credit losses will continue to be at elevated levels but will continue to trend downward, and that credit quality indicators will continue to improve. Further, while the banking environment is expected to remain challenging due to economic and other uncertainties, the Company believes that it can confidently forecast future taxable income at sufficient levels over the future period of time that the Company has available to realize its December 31, 2012 net deferred tax asset, which is discussed further below.
    Synovus expects to realize the $806.4 million in net deferred tax assets well in advance of the statutory carryforward period. At December 31, 2012, approximately $189.6 million of existing deferred tax assets are not related to net operating losses or credits and therefore, have no expiration date. Approximately $519.8 million of the remaining deferred tax assets relate to federal net operating losses which will expire in annual installments beginning in 2028 through 2032. Additionally, approximately $71.2 million of the deferred tax assets relate to state net operating losses which will expire in annual installments beginning in 2013 through 2032. Tax credit carryforwards at December 31, 2012 include federal alternative minimum tax credits totaling $19.1 million which have an unlimited carryforward period. Other federal and state tax credits at December 31, 2012 total $25.5 million and will expire in annual installments beginning in 2013 through 2032.
Federal and state NOL and tax credit carryforwards as of December 31, 2012 are summarized in the following table.

Tax Carryforwards	As of December 31, 2012
(in thousands)	Expiration Dates	Deferred Tax Asset Balance	Valuation Allowance	Net Deferred Tax Asset Balance
Net operating losses - federal	2028-2032	$519,755	—	519,755
General business credits - federal	2028-2032	7,799	—	7,799
Net operating losses - states	2013-2017	47	—	47
Net operating losses - states	2018-2022	1,828	—	1,828
Net operating losses - states	2023-2027	5,296	(3,785)	1,511
Net operating losses - states	2028-2032	64,012	—	64,012
Other credits - states	2013-2017	17,565	(14,782)	2,783
Other credits - states	2018-2022	136	(91)	45
Alternative minimum tax credits - federal	None	$19,063	—	19,063

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management's conclusion at December 31, 2012 that it is more likely than not that the net deferred tax assets of $806.4 million will be realized is based upon management's estimate of future taxable income. Management's estimate of future taxable income is based on internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of the Company's deferred tax asset. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on Synovus' financial condition and results of operations.
Synovus is subject to income taxation in the United States and by various state jurisdictions. Synovus' federal income tax return is filed on a consolidated basis, while state income tax returns are filed on both a consolidated and separate entity basis. Currently, no years for which Synovus filed a federal income tax return are under examination by the IRS; also, there are no state tax examinations currently in progress. Synovus is no longer subject to income tax examinations from state and local income tax authorities for years before 2008. Although Synovus is unable to determine the ultimate outcome of future examinations, Synovus believes that the liability recorded for uncertain tax positions is adequate.
A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (unrecognized state income tax benefits are not adjusted for the federal income tax impact).

	Years Ended December 31,
(in thousands)	2012	2011
Balance at January 1,	$5,985	6,315
Additions based on income tax positions related to current year	227	275
Additions for income tax positions of prior years	175	—
Deductions for income tax positions of prior years	(2,774)	(605)
Statute of limitation expirations	(1,068)	—
Settlements	(1,425)	—
Balance at December 31,	$1,120	5,985

Accrued interest and penalties related to unrecognized income tax benefits are included as a component of income tax expense (benefit). Accrued interest and penalties on unrecognized income tax benefits totaled $1.5 million and $163 thousand as of January 1 and December 31, 2012, respectively. Unrecognized income tax benefits as of January 1 and December 31, 2012 that, if recognized, would affect the effective income tax rate totaled $4.8 million and $834 thousand (net of the federal benefit on state income tax issues), respectively, which includes interest and penalties of $943 thousand and $106 thousand, respectively. Synovus expects that approximately $358 thousand of uncertain income tax positions will be either settled or resolved during the next twelve months.

Note 25 - Condensed Financial Information of Synovus Financial Corp. (Parent Company only)

Condensed Balance Sheets
	December 31,
(in thousands)	2012	2011
Assets
Cash due from bank subsidiary	$360,426	278,071
Funds due from other depository institutions(1)	21,712	33,431
Investment in consolidated bank subsidiary, at equity	3,728,704	2,998,006
Net accumulated deficit in consolidated nonbank subsidiaries, at equity(2)	(208,183)	(279,962)
Notes receivable from nonbank subsidiaries	443,935	493,800
Other assets	104,848	55,103
Total assets	$4,451,442	3,578,449
Liabilities and Shareholders' Equity
Liabilities:
Long-term debt	$841,667	726,167
Other liabilities	40,344	24,830
Total liabilities	882,011	750,997
Shareholders’ equity:
Series A Preferred Stock	957,327	947,017
Common stock	792,273	790,989
Additional paid-in capital	2,189,874	2,241,171
Treasury stock	(114,176)	(114,176)
Accumulated other comprehensive income	4,101	21,093
Accumulated deficit	(259,968)	(1,058,642)
Total shareholders’ equity	3,569,431	2,827,452
Total liabilities and shareholders’ equity	$4,451,442	3,578,449

(1) Restricted as to withdrawal.
(2) Includes non-bank subsidiary formed during 2008 that has incurred credit losses, including losses on the disposition of non-performing assets.

Condensed Statements of Operations
	Years Ended December 31,
(in thousands)	2012	2011	2010
Income
Cash dividends received from bank subsidiaries	$—	—	43,874
Management and information technology fees from subsidiaries	—	—	185,279
Interest income	18,424	30,057	36,074
Other income	11,343	(141)	8,922
Total income	29,767	29,916	274,149
Expenses
Interest expense	47,975	34,767	33,809
Other expenses	16,584	14,177	224,100
Total expenses	64,559	48,944	257,909
(Loss) income before income taxes and equity in undistributed net income (loss) of subsidiaries	(34,792)	(19,028)	16,240
Allocated income tax benefit	(54,184)	(13,715)	(153,729)
Income (loss) before equity in undistributed net income (loss) of subsidiaries	19,392	(5,313)	169,969
Equity in undistributed net income (loss) of subsidiaries	810,817	(55,311)	(1,003,809)
Income (loss) from continuing operations	830,209	(60,624)	(833,840)
Income from discontinued operations, net of income taxes	—	—	43,162
Net income (loss) available to controlling interest	830,209	(60,624)	(790,678)
Dividends and accretion of discount on Series A Preferred Stock	58,703	58,088	57,510
Net income (loss) available to common shareholders	$771,506	(118,712)	(848,188)

Condensed Statements of Cash Flows
	Years Ended December 31,
(in thousands)	2012	2011	2010
Operating Activities
Net income (loss) available to controlling interest	$830,209	(60,624)	(790,678)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(810,817)	55,311	960,647
Deferred income tax benefit	(48,525)	—	(288,430)
Share-based compensation	—	—	7,158
Net increase (decrease) in other liabilities	23,367	(23,162)	(308,126)
Net (increase) decrease in other assets	(1,255)	(4,780)	412,290
Other, net	(6,337)	(6,912)	(61,934)
Net cash used in operating activities	(13,358)	(40,167)	(69,073)
Investing Activities
Net investment from (in) subsidiaries	—	10,000	(894,813)
Purchases of investment securities available for sale	—	(18,313)	—
Proceeds from sales of investment securities available for sale	—	49,551	—
Net decrease (increase) in short-term notes receivable from non-bank subsidiaries	49,865	107,944	(204,225)
Net cash provided by (used in) investing activities	49,865	149,182	(1,099,038)
Financing Activities
Dividends paid to common and preferred shareholders	(79,856)	(79,813)	(73,896)
Transfer of funds to dividend payment agent	(7,853)	—	—
Principal repayments on long-term debt	(170,801)	(21,701)	(10,425)
Purchase of treasury shares	—	—	(21)
Proceeds from issuance of long-term debt	292,639	—	70,355
Proceeds from issuance of prepaid common stock purchase contracts	—	—	265,503
Proceeds from issuance of common stock	—	—	769,176
Net cash provided (used in) by financing activities	34,129	(101,514)	1,020,692
Increase (decrease) in cash and funds due from banks	70,636	7,501	(147,419)
Cash and funds due from banks at beginning of year	311,502	304,001	451,420
Cash and funds due from banks at end of year	$382,138	311,502	304,001

For the years ended December 31, 2012, 2011, and 2010, the Parent Company received income tax refunds, net of income taxes paid, of $7.8 million, $5.1 million, and $323.2 million, respectively. For the years ended December 31, 2012, 2011, and 2010, the Parent Company paid interest of $51.3 million, $39.8 million, and $38.8 million, respectively.

Summary of Quarterly Financial Data (Unaudited)

Presented below is a summary of the unaudited consolidated quarterly financial data for the years ended December 31, 2012 and 2011.

	2012
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$240,000	247,676	253,809	262,654
Net interest income	207,456	212,345	213,356	220,959
Provision for loan losses	146,526	63,572	44,222	66,049
(Loss) income before income taxes	(72,299)	30,514	37,347	35,916
Income tax benefit	(796,339)	(211)	(2,105)	(77)
Net income (1)	724,040	30,725	39,452	35,993
Net income available to common shareholders (1)	$709,304	16,030	24,803	21,369
Basic earnings per common share:
Net income available to common shareholders	$0.90	0.02	0.03	0.03
Diluted earnings per common share:
Net income available to common shareholders	$0.78	0.02	0.03	0.02

	2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$273,303	281,970	288,052	298,432
Net interest income	227,156	228,603	230,961	237,434
Provision for loan losses	54,565	102,325	120,159	141,746
Income (loss) before income taxes	26,979	37,118	(43,764)	(79,864)
Income tax (benefit) loss	(378)	6,910	(4,764)	(456)
Net income (loss) (1)	27,357	30,208	(39,000)	(79,408)
Net income (loss) available common shareholders (1)	$12,779	15,667	(53,504)	(93,654)
Basic earnings per common share:
Net income (loss) available to common shareholders	$0.02	0.02	(0.07)	(0.12)
Diluted earnings per common share:
Net income (loss) available to common shareholders	$0.01	0.02	(0.07)	(0.12)

(1) The fourth quarter of 2012 results reflect a $796.3 million income tax benefit due primarily to the reversal of substantially all of the deferred tax asset valuation allowance. For additional discussion of the valuation allowance for deferred tax assets, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 24 - Income Taxes" of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, Synovus' disclosure controls and procedures were effective.

Synovus regularly engages in productivity and efficiency initiatives to streamline operations, reduce expenses, and increase revenue. Additionally, investment in new and updated information technology systems has enhanced information gathering and processing capabilities, and allowed management to operate in a more centralized environment for critical processing and monitoring functions. Management of Synovus is responsible for identifying, documenting, and evaluating the adequacy of the design and operation of the controls implemented during each process change described above. There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, Synovus' internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting. Management of Synovus is responsible for establishing and maintaining effective internal control over financial reporting for Synovus Financial Corp. and its subsidiaries (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). Synovus conducted an evaluation of the effectiveness of our internal control over Synovus' financial reporting as of December 31, 2012 based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2012.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in "Part II - Item 8. Financial Statements and Supplementary Data" of this Report.

/s/ Kessel D. Stelling                        /s/ Thomas J. Prescott
Kessel D. Stelling                        Thomas J. Prescott
President and Chief Executive Officer                Executive Vice President and Chief Financial Officer

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fourth fiscal quarter ended December 31, 2012 covered by this Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
NONE.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
GOVERNANCE
Information included under the following captions in our Proxy Statement is incorporated in this document by reference:

•	“PROPOSALS TO BE VOTED ON” - “PROPOSAL 1: ELECTION OF 14 DIRECTORS”;

•	“EXECUTIVE OFFICERS”;

•	“SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” - “Consideration of Director Candidates - Shareholder Candidates” and “Committees of the Board” - “Audit Committee.”
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
Because our Common Stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 8, 2012. In addition, we have filed, as exhibits to this Annual Report, the certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information pertaining to equity compensation plans is contained in "Part II - Item 8. Financial Statements and Supplementary Data - Note 21 - Legal Proceedings, Note 22 - Employment Expenses and Benefit Plans, and Note 23 - Shared-Based Compensation" of this Report and are incorporated herein by reference.
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

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
The following consolidated financial statements of Synovus and our subsidiaries and related reports of Synovus' independent registered public accounting firm are incorporated in this Item 15. by reference from Part II - Item 8. Financial Statements and Supplementary Data of this Report.
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (on consolidated financial statements)
Report of Independent Registered Public Accounting Firm (on the effectiveness of internal control over financial reporting)

Management's Report on Internal Control Over Financial Reporting is incorporated by reference from Part II - Item 9A. Controls and Procedures of this Report.
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

4.9
Senior Notes Indenture, dated as of February 13, 2012, between Synovus Financial Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated February 8, 2012 as filed with the SEC on February 13, 2012.

10.1
Letter Agreement (including Securities Purchase Agreement – Standard Terms incorporated by reference therein) dated December 19, 2008, between Synovus and the United States Department of the Treasury, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

10.2
Indemnification and Insurance Matters Agreement by and between Synovus and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.3 of Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

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

10.6	Amendment No. 2 dated February 28, 2013 to Synovus Financial Corp. 2011 Director Stock Purchase.*

10.7
Synovus Financial Corp. 2011 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Synovus' Registration Statement on Form S-8 (Registration No. 333-174265), as filed with the SEC on May 17, 2011.*

10.8
Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.*

10.9
Amended and Restated Synovus Financial Corp. Directors' Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 of Synovus' Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008.*

Exhibit Number	Description

10.10
Synovus Financial Corp. Executive Salary Contribution Death Benefit Plan, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the SEC on August 10, 2009.*

10.11
Agreement in Connection with Personal Use of Company Aircraft, incorporated by reference to Exhibit 10.7 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 7, 2006.*

10.12	Life Insurance Trusts, incorporated by reference to Exhibit 10.12 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 29, 1993.*

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

10.15	Third Amended and Restated Synovus Financial Corp. Deferred Compensation Plan.*

10.16	Synovus Financial Corp. Executive Cash Bonus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on 8-K dated April 27, 2006, as filed with the SEC on April 27, 2006.*

10.17
Form of Change of Control Agreement for executive officers, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008.*

10.18
Riverside Bank Amended and Restated Salary Continuation Agreement adopted as of June 1, 2005 by and between Riverside Bank and Kessel D. Stelling, incorporated by reference to Exhibit 10.17 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC on February 29, 2012.*

10.19
Form of Stock Option Agreement for the: (i) Synovus Financial Corp. 1994 Long-Term Incentive Plan and (ii) Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 9, 2004.*

10.20
Form of Restricted Stock Award Agreement for the Synovus 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated January 19, 2005, as filed with the SEC on January 25, 2005.*

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

10.25	Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007.*

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

10.28
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

10.30
Form of Retention Stock Option Agreement for retention stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

10.31
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

10.33
Form of Indemnification Agreement for directors and executive officers of Synovus, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated July 26, 2007, as filed with the SEC on July 26, 2007.*

10.34	Summary of Annual Base Salaries of Synovus' Named Executive Officers.*

10.35
Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.2 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2012, as filed with the SEC on May 10, 2012.*

10.36
Form of Waiver executed by Senior Executive Officers, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.*

10.37
Form of Letter Agreement executed by Senior Executive Officers, incorporated by reference to Exhibit 10.3 of Synovus' Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.*

10.38
First Amendment to the Bank of North Georgia Amended and Restated Salary Continuation Agreement dated September 10, 2007, effective as of January 1, 2005, by and between Bank of North Georgia, as successor in interest to Riverside Bank, and Kessel D. Stelling, Jr., incorporated by reference to Exhibit 10.37 of Synovus' Current Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC on February 29, 2012.*

10.39
Riverside Bank Split Dollar Agreement dated December 23, 1999, by and between Riverside Bank and Kessel D. Stelling, Jr., incorporated by reference to Exhibit 10.38 of Synovus' Current Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC on February 29, 2012.*

10.40
Form of Salary Stock Award Agreement for 2012 and 2013 salary stock unit awards to executive officers under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated March 16, 2012, as filed with the SEC on March 16, 2012.*

10.41
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2012, as filed with the SEC on May 10, 2012.*

12.1	Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated July 22, 2010, as filed with the SEC on July 26, 2010.

21.1	Subsidiaries of Synovus Financial Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2012 Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Principal Executive Officer pursuant to Section 30.15 of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.

99.2	Certification of Principal Financial Officer pursuant to Section 30.15 of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.

101	Interactive Data File

*	Indicates management contracts and compensatory plans and arrangements.
(b) Exhibits
See the response to Item 15(a)(3) above.
(c) Financial Statement Schedules
See the response to Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

Date:	March 1, 2013	By:	/s/ Kessel D. Stelling
Kessel D. Stelling
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kessel D. Stelling. and Thomas J. Prescott and each of them, his or her true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent(s), or their substitute(s), may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kessel D. Stelling	Chairman of the Board, President and Chief Executive Officer and Director	March 1, 2013
Kessel D. Stelling	(Principal Executive Officer)

/s/ Thomas J. Prescott	Executive Vice President and Chief Financial Officer	March 1, 2013
Thomas J. Prescott	(Principal Financial Officer)

/s/ Liliana C. McDaniel	Chief Accounting Officer	March 1, 2013
Liliana C. McDaniel	(Principal Accounting Officer)

/s/ Catherine A. Allen	Director	March 1, 2013
Catherine A. Allen

/s/ Frank W. Brumley	Director	March 1, 2013
Frank W. Brumley

Signature	Title	Date

/s/ Stephen T. Butler	Director	March 1, 2013
Stephen T. Butler

/s/ Elizabeth W. Camp	Director	March 1, 2013
Elizabeth W. Camp

/s/ T. Michael Goodrich	Director	March 1, 2013
T. Michael Goodrich

/s/ V. Nathaniel Hansford	Director	March 1, 2013
V. Nathaniel Hansford

/s/ Mason H. Lampton	Director	March 1, 2013
Mason H. Lampton

/s/ Jerry W. Nix	Director	March 1, 2013
Jerry W. Nix

/s/ H. Lynn Page	Director	March 1, 2013
H. Lynn Page

/s/ Joseph J. Prochaska, Jr.	Director	March 1, 2013
Joseph J. Prochaska, Jr.

/s/ J. Neal Purcell	Director	March 1, 2013
J. Neal Purcell

/s/ Melvin T. Stith	Director	March 1, 2013
Melvin T. Stith

/s/ Philip W. Tomlinson	Director	March 1, 2013
Philip W. Tomlinson

/s/ James D. Yancey	Director	March 1, 2013
James D. Yancey