Form 10-Q
period 2013-03-31
SYNOVUS FINANCIAL CORP
filed 2013-05-09
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
Commission file number 1-10312

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	April 30, 2013
Common Stock, $1.00 Par Value	793,333,949

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
ASU – Accounting Standards Update
Atlanta Fed – the Federal Reserve Bank of Atlanta
AUM – assets under management
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
Federal Reserve Board – The 7-member Board of Governors that oversees the Federal Reserve System establishes monetary policy (interest rates, credit, etc.) and monitors the economic health of the country. Its members are appointed by the President, subject to Senate confirmation, and serve 14-year terms.
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
HELOC – home equity lines of credit
IASB – International Accounting Standards Board
IFRS – International Financial Reporting Standards
IOLTA – Interest on Lawyer Trust Account
IPO – Initial Public Offering
IRC – Internal Revenue Code of 1986, as amended
IRLC – Interest rate lock commitment
IRS – Internal Revenue Service
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
SCM – State, county, and municipal
SEC – U.S. Securities and Exchange Commission
Securities Act – Securities Act of 1933, as amended
Series A Preferred Stock – Synovus' Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value
Shared Deposit – A deposit product offered by Synovus prior to the Charter Consolidation, which gave its customers the opportunity to access up to $7.5 million in FDIC insurance by spreading deposits across its 30 separately-chartered banks.
Synovus – Synovus Financial Corp.
Synovus Bank – A Georgia state-chartered bank, formerly known as Columbus Bank and Trust Company, and wholly-owned subsidiary of Synovus, through which Synovus conducts its banking operations
Synovus Bank MOU – MOU entered into by and among Synovus Bank, the FDIC and the GA DBF
Synovus' 2012 Form 10-K – Synovus' Annual Report on Form 10-K for the year ended December 31, 2012
Synovus Mortgage – Synovus Mortgage Corp., a wholly-owned subsidiary of Synovus Bank
Synovus MOU – MOU entered into by and among Synovus, the Atlanta Fed and the GA DBF
Synovus Trust Company, N. A. – a wholly-owned subsidiary of Synovus Bank

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
UCL – Unfair Competition Law
USA PATRIOT Act – Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism
VIE – variable interest entity, as defined in ASC 810-10
Visa – The Visa U.S.A., Inc. card association or its affiliates, collectively
Visa Class B shares – Class B shares of Common Stock issued by Visa which are subject to restrictions with respect to sale until all of the Covered Litigation has been settled
Visa Derivative – A derivative contract with the purchaser of Visa Class B shares which provides for settlements between the purchaser and Synovus based upon a change in the ratio for conversion of Visa Class B shares into Visa Class A shares
Visa IPO – The IPO of shares of Class A Common Stock by Visa, Inc. on March 25, 2008
Warrant – Issued to the Treasury by Synovus, a warrant to purchase up to 15,510,737 shares of Synovus Common Stock at a per share exercise price of $9.36

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$412,305	614,630
Interest bearing funds with Federal Reserve Bank	1,332,512	1,498,390
Interest earning deposits with banks	21,890	23,442
Federal funds sold and securities purchased under resale agreements	122,878	113,517
Trading account assets, at fair value	9,040	11,102
Mortgage loans held for sale, at fair value	144,232	212,663
Other loans held for sale	9,129	10,690
Investment securities available for sale, at fair value	3,049,353	2,981,112
Loans, net of deferred fees and costs	19,367,887	19,541,690
Allowance for loan losses	(351,772)	(373,405)
Loans, net	19,016,115	19,168,285
Premises and equipment, net	477,132	479,546
Goodwill	24,431	24,431
Other intangible assets, net	4,583	5,149
Other real estate	155,237	150,271
Net deferred tax asset	792,736	806,406
Other assets	641,306	660,378
Total assets	$26,212,879	26,760,012
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$5,152,276	5,665,527
Interest bearing deposits, excluding brokered deposits	14,076,285	14,298,768
Brokered deposits	1,332,632	1,092,749
Total deposits	20,561,193	21,057,044
Federal funds purchased and securities sold under repurchase agreements	238,223	201,243
Long-term debt	1,653,230	1,726,455
Other liabilities	182,127	205,839
Total liabilities	22,634,773	23,190,581
Shareholders' Equity
Series A Preferred Stock – no par value. Authorized 100,000,000 shares; 967,870 issued and outstanding at March 31, 2013 and December 31, 2012	960,005	957,327
Common stock - $1.00 par value. Authorized 1,200,000,000 shares; issued 793,319,044 at March 31, 2013 and 792,272,692 at December 31, 2012; 787,625,592 outstanding at March 31, 2013 and 786,579,240 at December 31, 2012	793,319	792,273
Additional paid-in capital	2,174,578	2,189,874
Treasury stock, at cost – 5,693,452 shares at March 31, 2013 and December 31, 2012	(114,176)	(114,176)
Accumulated other comprehensive income	2,787	4,101
Accumulated deficit	(238,407)	(259,968)
Total shareholders’ equity	3,578,106	3,569,431
Total liabilities and shareholders' equity	$26,212,879	26,760,012
See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2013	2012
Interest income:
Loans, including fees	$216,554	238,523
Investment securities available for sale	10,732	21,104
Trading account assets	154	278
Mortgage loans held for sale	1,706	1,367
Federal Reserve Bank balances	780	1,051
Other earning assets	465	331
Total interest income	$230,391	262,654
Interest expense:
Deposits	16,716	30,487
Federal funds purchased and securities sold under repurchase agreements	91	180
Long-term debt	13,770	11,028
Total interest expense	$30,577	41,695
Net interest income	199,814	220,959
Provision for loan losses	35,696	66,049
Net interest income after provision for loan losses	$164,118	154,910
Non-interest income:
Service charges on deposit accounts	19,521	18,231
Fiduciary and asset management fees	10,971	10,835
Brokerage revenue	7,594	6,647
Mortgage banking income	6,917	6,003
Bankcard fees	7,064	7,579
Investment securities gains, net	45	20,083
Other fee income	5,487	4,700
(Decrease) increase in fair value of private equity investments, net	(257)	93
Other non-interest income	7,379	9,968
Total non-interest income	$64,721	84,139
Non-interest expense:
Salaries and other personnel expense	93,917	92,622
Net occupancy and equipment expense	24,167	26,706
FDIC insurance and other regulatory fees	8,480	14,663
Foreclosed real estate expense, net	10,940	22,972
Losses on other loans held for sale, net	165	959
Professional fees	7,095	9,267
Third-party services	9,929	9,137
Visa indemnification charges	37	2,979
Restructuring charges	4,850	858
Other operating expenses	22,706	22,970
Total non-interest expense	$182,286	203,133
Income before income taxes	46,553	35,916
Income tax expense (benefit)	16,979	(77)
Net income	29,574	35,993
Dividends and accretion of discount on Series A Preferred Stock	14,776	14,624
Net income available to common shareholders	$14,798	21,369
Net income per common share, basic:
Net income available to common shareholders	$0.02	0.03
Net income per common share, diluted:
Net income available to common shareholders	$0.02	0.02
Weighted average common shares outstanding, basic	787,043	786,135
Weighted average common shares outstanding, diluted	910,835	908,986

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
	2013			2012
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$46,553	(16,979)	29,574	35,916	77	35,993
Net unrealized gains (losses) on cash flow hedges:
Net unrealized gains (losses) arising during the period	112	(43)	69	(1,135)	437	(698)
Valuation allowance for the change in deferred taxes arising from unrealized gains/losses(1)	—	—	—	—	(437)	(437)
Net unrealized gains (losses)	112	(43)	69	(1,135)	—	(1,135)
Net unrealized (losses) gains on investment securities available for sale:
Net unrealized (losses) gains arising during the period	(2,164)	833	(1,331)	(2,070)	798	(1,272)
Reclassification adjustments for (gains) losses realized in net income	(45)	16	(29)	(20,083)	7,734	(12,349)
Valuation allowance for the change in deferred taxes arising from unrealized gains/losses(1)	—	—	—	—	(8,532)	(8,532)
Net unrealized (losses) gains	(2,209)	849	(1,360)	(22,153)	—	(22,153)
Amortization of post-retirement unfunded health benefit:
Amortization arising during the period	(26)	3	(23)	—	—	—
Other comprehensive (loss)	$(2,123)	809	(1,314)	(23,288)	—	(23,288)
Comprehensive income			$28,260			12,705

(1) In accordance with ASC 740-20-45-11(b), a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss).

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Series A Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2011	$947,017	790,989	2,241,171	(114,176)	21,093	(1,058,642)	2,827,452
Net income	—	—	—	—	—	35,993	35,993
Other comprehensive loss, net of income taxes	—	—	—	—	(23,288)	—	(23,288)
Cash dividends declared on Common Stock - $0.01 per share	—	—	—	—	—	(7,866)	(7,866)
Cash dividends paid on Series A Preferred Stock	—	—	(12,098)	—	—	—	(12,098)
Accretion of discount on Series A Preferred Stock	2,519	—	(2,526)	—	—	—	(7)
Restricted share unit activity	—	1,280	(1,280)	—	—	—	—
Share-based compensation expense	—	—	1,577	—	—	—	1,577
Balance at March 31, 2012	$949,536	792,269	2,226,844	(114,176)	(2,195)	(1,030,515)	2,821,763

Balance at December 31, 2012	$957,327	792,273	2,189,874	(114,176)	4,101	(259,968)	3,569,431
Net income	—	—	—	—	—	29,574	29,574
Other comprehensive loss, net of income taxes	—	—	—	—	(1,314)	—	(1,314)
Cash dividends declared on Common Stock - $0.01 per share	—	—	—	—	—	(7,876)	(7,876)
Cash dividends paid on Series A Preferred Stock	—	—	(12,098)	—	—	—	(12,098)
Accretion of discount on Series A Preferred Stock	2,678	—	(2,678)	—	—	—	—
Restricted share unit activity	—	1,021	(2,365)	—	—	(137)	(1,481)
Stock options exercised	—	25	26	—	—	—	51
Share-based compensation expense	—	—	1,819	—	—	—	1,819
Balance at March 31, 2013	$960,005	793,319	2,174,578	(114,176)	2,787	(238,407)	3,578,106

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2013	2012
Operating Activities
Net income	$29,574	35,993
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	35,696	66,049
Depreciation, amortization, and accretion, net	17,622	11,883
Deferred income tax expense	14,403	166
Decrease in interest receivable	2,467	4,549
(Decrease) increase in interest payable	(2,109)	766
Decrease in trading account assets	2,062	468
Originations of mortgage loans held for sale	(246,090)	(247,142)
Proceeds from sales of mortgage loans held for sale	313,365	310,094
Gain on sales of mortgage loans held for sale, net	(3,946)	(2,526)
Loss (gain) on sales of premises and equipment, net	603	(2,882)
Decrease (increase) in other assets	14,888	(25,557)
(Decrease) in accrued salaries and benefits	(12,090)	(3,935)
(Decrease) increase in other liabilities	(9,477)	193,133
Investment securities gains, net	(45)	(19,633)
Losses on sales of other loans held for sale, net	165	959
Losses on other real estate, net	8,783	17,310
Decrease (increase) in fair value of private equity investments, net	257	(93)
Gains on sales of other assets held for sale, net	(27)	(169)
Write-downs on other assets held for sale	170	621
Increase in accrual for Visa indemnification	37	2,979
Share-based compensation expense	1,819	1,577
Other, net	10,656	2,509
Net cash provided by operating activities	$178,783	347,119
Investing Activities
Net decrease in interest earning deposits with banks	1,552	1,627
Net (increase) decrease in federal funds sold and securities purchased under resale agreements	(9,361)	35,240
Net decrease (increase) in interest bearing funds with Federal Reserve Bank	165,878	(213,996)
Proceeds from maturities and principal collections of investment securities available for sale	216,387	312,721
Proceeds from sales of investment securities available for sale	212,240	474,415
Purchases of investment securities available for sale	(509,037)	(819,430)
Proceeds from sales of loans	40,334	98,157
Proceeds from sales of other real estate	17,436	30,057
Principal repayments by borrowers on other loans held for sale	62	2,443
Net decrease in loans	41,739	3,690
Purchases of premises and equipment	(6,374)	(3,161)
Proceeds from disposals of premises and equipment	4	2,969
Proceeds from sales of other assets held for sale	543	3,519
Net cash provided by (used in) investing activities	$171,403	(71,749)
Financing Activities
Net (decrease) increase in demand and savings deposits	(631,934)	392,157
Net increase (decrease) in certificates of deposit	136,083	(666,207)
Net increase in federal funds purchased and securities sold under repurchase agreements	36,980	2,100
Principal repayments on long-term debt	(72,309)	(302,180)

Proceeds from issuance of long-term debt	—	293,370
Excess tax benefit from share-based payment arrangements	73	—
Dividends paid to common shareholders	(7,876)	(7,861)
Dividends paid to preferred shareholders	(12,098)	(12,098)
Stock options exercised	51	—
Restricted Stock activity	(1,481)	—
Net cash used in financing activities	$(552,511)	(300,719)
Decrease in cash and cash equivalents	(202,325)	(25,349)
Cash and cash equivalents at beginning of period	614,630	510,423
Cash and cash equivalents at end of period	$412,305	485,074
Supplemental Cash Flow Information
Cash paid (received) paid during the period for:
Income tax payments (refunds), net	$36,675	(10,399)
Interest paid	28,017	40,134
Non-cash Activities
Decrease in net unrealized gains on available for sale securities, net of income taxes	(1,360)	(22,513)
Decrease (increase) in net unrealized gains on hedging instruments, net of income taxes	69	(1,135)
Mortgage loans held for sale transferred to loans at fair value	—	1,441
Loans foreclosed and transferred to other real estate	29,789	42,264
Loans transferred to other loans held for sale at fair value	46,181	94,564
Other loans held for sale transferred to loans at fair value	1,235	—
Other loans held for sale foreclosed and transferred to other real estate at fair value	1,395	2,330
Premises and equipment transferred to other assets held for sale at fair value	36	1,945
Impairment loss on available for sale securities	—	(450)
Accretion of discount on Series A Preferred Stock	$2,678	2,526

See accompanying notes to unaudited interim consolidated financial statements.

Notes to Unaudited Interim Consolidated Financial Statements
Note 1 - Significant Accounting Policies
Business Operations
The accompanying unaudited interim consolidated financial statements of Synovus include the accounts of the Parent Company and its consolidated subsidiaries. Synovus provides integrated financial services, including commercial and retail banking, financial management, insurance, and mortgage services to its customers through locally-branded divisions of its wholly-owned subsidiary bank, Synovus Bank, in offices located throughout Georgia, Alabama, South Carolina, Florida, and Tennessee.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with GAAP. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this Report have been included. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in Synovus' 2012 Form 10-K. There have been no significant changes to the accounting policies as disclosed in Synovus' 2012 Form 10-K.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks. At March 31, 2013 and December 31, 2012, cash and cash equivalents included $76.7 million and $68.4 million, respectively, on deposit to meet Federal Reserve Bank requirements. At March 31, 2013 and December 31, 2012, $15.5 million of the due from banks balance was restricted as to withdrawal, including $15.0 million on deposit pursuant to a payment network arrangement.
Short-term Investments
Short-term investments consist of interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements. Interest earning deposits with banks include $13.3 million at March 31, 2013 and $14.2 million at December 31, 2012, which is pledged as collateral in connection with certain letters of credit. Federal funds sold include $93.9 million at March 31, 2013, and $110.0 million at December 31, 2012, which is pledged to collateralize certain derivative instruments in a net liability position. Federal funds sold and securities purchased under resale agreements, federal funds purchased and securities sold under repurchase agreements, generally mature in one day.
Recently Adopted Accounting Standards Updates
Effective January 1, 2013, Synovus adopted the provisions of the following ASUs:
ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This ASU relates to testing intangibles other than goodwill for impairment. If certain conditions are met, the ASU provides for a qualitative impairment assessment instead of a quantitative assessment. For Synovus, the ASU primarily applies to core deposit intangibles, which have a current carrying value of only $3.4 million. The ASU did not have an impact on Synovus' unaudited interim consolidated financial statements.
ASU 2011-11, Disclosures about Offsetting Assets and Liabilities and ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires additional disclosures about financial instruments and derivative instruments that are offset or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 clarifies that the disclosure requirements of ASU 2011-11 do not apply to trade receivables. The ASU also clarifies that the disclosure requirements in ASU 2011-11 apply to repurchase and reverse repurchase agreements, securities borrowing and lending agreements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement, and derivatives accounted for in accordance with ASC 815-Derivatives and Hedging. At this time, Synovus does not have any financial instruments that would be subject to the new requirements of ASU 2011-11; therefore, the ASU did not affect Synovus' unaudited interim consolidated financial statements.
ASU 2013-02, Reporting of Amount Reclassified Out of Accumulated Other Comprehensive Income. The FASB issued this ASU to improve the transparency of reporting reclassifications out of accumulated other comprehensive income by requiring entities to present in one place information about significant amounts reclassified and, in some cases, to provide cross-references to related footnote disclosures. ASU 2013-02 does not amend existing requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU 2013-02 also require that entities present either in a single footnote or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line item affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, entities would instead cross reference to the related footnote to the financial statements for additional information. Synovus adopted the provisions of ASU 2013-02 effective January 1, 2013. See "Note 7 - Other Comprehensive Income (Loss)" to the unaudited interim consolidated financial statements for the disclosures required by ASU 2013-02.
Reclassifications
Prior period's consolidated financial statements are reclassified whenever necessary to conform to the current period's presentation.
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

Note 2 - Investment Securities
The following table summarizes Synovus' investment securities available for sale as of March 31, 2013 and December 31, 2012.

	March 31, 2013
(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$357	—	—	357
U.S. Government agency securities	35,064	2,085	—	37,149
Securities issued by U.S. Government sponsored enterprises	262,515	3,306	—	265,821
Mortgage-backed securities issued by U.S. Government agencies	221,755	6,064	(126)	227,693
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,199,380	36,345	(2,817)	2,232,908
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	263,798	2,736	(998)	265,536
State and municipal securities	12,564	453	(2)	13,015
Equity securities	3,647	807	—	4,454
Other investments	3,000	—	(580)	2,420
Total investments securities available for sale	$3,002,080	51,796	(4,523)	3,049,353

	December 31, 2012
(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$356	—	—	356
U.S. Government agency securities	35,791	2,255	—	38,046
Securities issued by U.S. Government sponsored enterprises	289,523	3,787	—	293,310
Mortgage-backed securities issued by U.S. Government agencies	238,381	7,220	(8)	245,593
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,832,076	37,646	(2,229)	1,867,493
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	513,637	2,534	(1,682)	514,489
State and municipal securities	15,218	582	(2)	15,798
Equity securities	3,648	92	—	3,740
Other investments	3,000	—	(713)	2,287
Total investments securities available for sale	$2,931,630	54,116	(4,634)	2,981,112

(1) Amortized cost is adjusted for other-than-temporary impairment charges, which have been recognized in the consolidated statements of income.
At March 31, 2013 and December 31, 2012, investment securities with a fair value of $2.36 billion and $2.28 billion respectively, were pledged to secure certain deposits, securities sold under repurchase agreements, and payment network arrangements as required by law and contractual agreements.
Synovus has reviewed investment securities that are in an unrealized loss position as of March 31, 2013 and December 31, 2012 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in income. Synovus does not intend to sell any of these investment securities prior to the recovery of the unrealized loss, which may be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position.
Declines in the fair value of available for sale securities below their cost that are deemed to have OTTI are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Currently, unrealized losses on debt securities are attributable to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that unrealized losses represent OTTI. These factors include the length of time the security has been in a loss position, the extent that the fair value has been below amortized cost, and the credit standing of the issuer. As of March 31, 2013 there were 18 securities in a loss position for less than twelve months and 6 securities in a loss position for more than 12 months.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012, are presented below.

	March 31, 2013
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$—	—	—	—	—	—
U.S. Government agency securities	—	—	—	—	—	—
Securities issued by U.S. Government sponsored enterprises	—	—	—	—	—	—
Mortgage-backed securities issued by U.S. Government agencies	18,834	126	2	—	18,836	126
Mortgage-backed securities issued by U.S. Government sponsored enterprises	552,118	2,817	—	—	552,118	2,817
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	—	71,511	998	71,511	998
State and municipal securities	—	—	36	2	36	2
Equity securities	—	—	—	—	—	—
Other investments	—	—	2,420	580	2,420	580
Total	$570,952	2,943	73,969	1,580	644,921	4,523

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$—	—	—	—	—	—
U.S. Government agency securities	—	—	—	—	—	—
Securities issued by U.S. Government sponsored enterprises	—	—	—	—	—	—
Mortgage-backed securities issued by U.S. Government agencies	3,314	8	2	—	3,316	8
Mortgage-backed securities issued by U.S. Government sponsored enterprises	286,452	2,229	—	—	286,452	2,229
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	42,036	325	168,906	1,357	210,942	1,682
State and municipal securities	—	—	35	2	35	2
Equity securities	—	—	—	—	—	—
Other investments	2,287	713	—	—	2,287	713
Total	$334,089	3,275	168,943	1,359	503,032	4,634

The amortized cost and fair value by contractual maturity of investment securities available for sale at March 31, 2013 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at March 31, 2013
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Amortized Cost
U.S. Treasury securities	$357	—	—	—	—	357
U.S. Government agency securities	—	1,266	31,771	2,027	—	35,064
Securities issued by U.S. Government sponsored enterprises	2,999	259,516	—	—	—	262,515
Mortgage-backed securities issued by U.S. Government agencies	2	235	—	221,518	—	221,755
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,805	7,267	1,839,812	350,496	—	2,199,380
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	—	396	263,402	—	263,798
State and municipal securities	3,753	4,699	1,000	3,112	—	12,564
Equity securities	—	—	—	—	3,647	3,647
Other investments	—	—	—	3,000	—	3,000
Total amortized cost	$8,916	272,983	1,872,979	843,555	3,647	3,002,080
Fair Value
U.S. Treasury securities	$357	—	—	—	—	357
U.S. Government agency securities	—	1,424	33,315	2,410	—	37,149
Securities issued by U.S. Government sponsored enterprises	3,040	262,781	—	—	—	265,821
Mortgage-backed securities issued by U.S. Government agencies	2	245	1	227,445	—	227,693
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,859	7,724	1,852,579	370,746	—	2,232,908
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	—	402	265,134	—	265,536
State and municipal securities	3,794	4,865	1,035	3,321	—	13,015
Equity securities	—	—	—	—	4,454	4,454
Other investments	—	—	—	2,420	—	2,420
Total fair value	$9,052	277,039	1,887,332	871,476	4,454	3,049,353

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale during the three months ended March 31, 2013 and 2012 are presented below.

	Three Months Ended March 31,
(in thousands)	2013	2012
Proceeds from sale of investment securities available for sale	$212,240	474,415
Gross realized gains	276	20,533
Gross realized losses	(231)	(450)
Investment securities gains, net	$45	20,083

Note 3 - Restructuring Charges
For the three months ended March 31, 2013 and 2012 total restructuring charges are as follows:

	Three Months Ended March 31,
(in thousands)	2013	2012
Severance charges	$4,877	205
Asset impairment charges	—	751
Gain on sale of assets held for sale, net	(27)	(138)
Professional fees and other charges	—	40
Total restructuring charges	$4,850	858

In January 2013, Synovus announced new efficiency initiatives to reduce expenses by approximately $30 million during 2013. The implementation of these initiatives is underway and on track to be completed during 2013. During the three months ended March 31, 2013, Synovus recognized restructuring charges of $4.9 million related to these efficiency initiatives. During the three months ended March 31, 2012, Synovus recognized $858 thousand in restructuring charges related to previously announced efficiency initiatives.
The liability for restructuring activities was $4.1 million at March 31, 2013 and consists primarily of future severance payments. Cash payments associated with this liability are expected to occur over the next six months.

Note 4 - Other Loans Held for Sale
Loans are transferred to other loans held for sale at fair value when Synovus makes the determination to sell specifically identified loans. The fair value of the loans is primarily determined by analyzing the underlying collateral of the loan and the anticipated market prices of similar assets less estimated costs to sell. At the time of transfer, if the fair value is less than the carrying amount, the difference is recorded as a charge-off against the ALL. Decreases in the fair value subsequent to the transfer, as well as gains/losses realized from sale of these loans, are recognized as (gains) losses on other loans held for sale, net as a component of non-interest expense on the consolidated statements of income.
During the three months ended March 31, 2013 and 2012, Synovus transferred loans with a carrying value immediately preceding the transfer totaling $56.9 million and $123.9 million, respectively, to other loans held for sale. Charge-offs recorded upon transfer of these loans to held for sale totaled $10.7 million and $29.3 million for the three months ended March 31, 2013 and 2012, respectively. These charge-offs which resulted in a new cost basis (fair value less costs to sell) of $46.2 million and $94.6 million for the loans transferred during the three months ended March 31, 2013 and 2012, respectively, were based on the estimated fair value, less estimated costs to sell, of the loans at the time of transfer.

Note 5 – Loans and Allowance for Loan Losses
The following is a summary of current, accruing past due, and non-accrual loans by portfolio class as of March 31, 2013 and December 31, 2012.

Current, Accruing Past Due, and Non-accrual Loans
	March 31, 2013
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$4,267,306	3,794	—	3,794	91,715	4,362,815
1-4 family properties	1,158,972	9,636	65	9,701	68,722	1,237,395
Land acquisition	593,509	1,153	—	1,153	167,904	762,566
Total commercial real estate	6,019,787	14,583	65	14,648	328,341	6,362,776
Commercial and industrial	8,906,360	24,485	827	25,312	115,272	9,046,944
Home equity lines	1,478,191	10,167	146	10,313	20,003	1,508,507
Consumer mortgages	1,311,486	24,104	2,077	26,181	40,388	1,378,055
Credit cards	246,687	2,465	2,466	4,931	—	251,618
Small business	543,934	4,018	201	4,219	4,903	553,056
Other retail loans	281,437	2,709	17	2,726	4,320	288,483
Total retail loans	3,861,735	43,463	4,907	48,370	69,614	3,979,719
Total loans	$18,787,882	82,531	5,799	88,330	513,227	19,389,439	(1)

	December 31, 2012
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$4,278,016	5,436	798	6,234	91,868	4,376,118
1-4 family properties	1,193,433	13,053	41	13,094	72,578	1,279,105
Land acquisition	599,034	3,422	298	3,720	191,475	794,229
Total commercial real estate	6,070,483	21,911	1,137	23,048	355,921	6,449,452
Commercial and industrial	8,944,121	33,526	906	34,432	122,961	9,101,514
Home equity lines	1,515,396	9,555	705	10,260	16,741	1,542,397
Consumer mortgages	1,332,369	21,961	1,288	23,249	38,630	1,394,248
Credit cards	258,698	2,450	2,413	4,863	—	263,561
Small business	505,526	4,935	338	5,273	5,550	516,349
Other retail loans	287,312	3,676	24	3,700	3,530	294,542
Total retail loans	3,899,301	42,577	4,768	47,345	64,451	4,011,097
Total loans	$18,913,905	98,014	6,811	104,825	543,333	19,562,063	(2)

(1)Total excludes $21.6 million, which is net of deferred fees and costs.
(2)Total excludes $20.4 million, which is net of deferred fees and costs.
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
In the following tables, retail loans are classified as Pass except when they reach 90 days past due, or are downgraded to Substandard. Upon reaching 120 days past due, retail loans are generally downgraded to Loss and charged off, in accordance with the FFIEC Uniform Retail Credit Classification and Account Management Policy. The risk grade classifications of retail loans secured by junior liens on 1-4 family residential properties also consider available information on the payment status of the associated senior lien with other financial institutions.

Loan Portfolio Credit Exposure by Risk Grade
	March 31, 2013
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$3,685,917	422,423	253,580	895	—		4,362,815
1-4 family properties	879,451	199,104	153,153	5,687	—		1,237,395
Land acquisition	416,454	135,459	209,892	761	—		762,566
Total commercial real estate	4,981,822	756,986	616,625	7,343	—		6,362,776
Commercial and industrial	8,081,507	514,271	440,600	10,468	98	(2)(3)	9,046,944
Home equity lines	1,475,321	—	29,331	—	3,855	(2)(4)	1,508,507
Consumer mortgages	1,337,738	—	38,866	—	1,451	(2)(4)	1,378,055
Credit cards	248,191	—	1,578	—	1,849	(4)	251,618
Small business	543,115	—	9,062	—	879	(2)(4)	553,056
Other retail loans	281,380	—	6,500	—	603	(2)(4)	288,483
Total retail loans	3,885,745	—	85,337	—	8,637		3,979,719
Total loans	$16,949,074	1,271,257	1,142,562	17,811	8,735		19,389,439	(5)

	December 31, 2012
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$3,659,102	463,532	253,484	—	—		4,376,118
1-4 family properties	903,213	197,148	176,672	1,953	119	(2)(3)	1,279,105
Land acquisition	416,822	143,685	227,761	5,961	—		794,229
Total commercial real estate	4,979,137	804,365	657,917	7,914	119	(2)(3)	6,449,452
Commercial and industrial	8,069,049	572,591	447,955	11,819	100	(2)(3)	9,101,514
Home equity lines	1,511,729	—	29,094	—	1,574	(2)(4)	1,542,397
Consumer mortgages	1,355,644	—	38,023	—	581	(2)(4)	1,394,248
Credit cards	260,194	—	1,776	—	1,591	(4)	263,561
Small business	504,491	—	10,563	—	1,295	(2)(4)	516,349
Other retail loans	288,944	—	5,379	—	219	(2)(4)	294,542
Total retail loans	3,921,002	—	84,835	—	5,260		4,011,097
Total loans	$16,969,188	1,376,956	1,190,707	19,733	5,479		19,562,063	(6)

(1) Includes $486.7 million and $518.1 million of non-accrual substandard loans at March 31, 2013 and December 31, 2012, respectively.
(2) The loans within these risk grades are on non-accrual status.
(3) Amount was fully reserved and was charged-off in the subsequent quarter.
(4) Represent amounts that were 120 days past due. These credits are downgraded to the loss category with an allowance for loan losses equal to the full loan amount and are charged off in the subsequent quarter.
(5)Total excludes $21.6 million, which is net of deferred fees and costs.
(6)Total excludes $20.4 million, which is net of deferred fees and costs.

The following table details the changes in the allowance for loan losses by loan segment for the three months ended March 31, 2013 and 2012.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Three Months Ended March 31, 2013
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$167,926	126,847	50,632	28,000	373,405
Charge-offs	(36,276)	(16,890)	(13,953)	—	(67,119)
Recoveries	3,602	4,251	1,937	—	9,790
Provision for loan losses	10,739	8,550	16,407	—	35,696
Ending balance	$145,991	122,758	55,023	28,000	351,772
Ending balance: individually evaluated for impairment	$44,252	22,371	2,391	—	69,014
Ending balance: collectively evaluated for impairment	$101,739	100,387	52,632	28,000	282,758
Loans:
Ending balance: total loans(1)	$6,362,776	9,046,944	3,979,719	—	19,389,439
Ending balance: individually evaluated for impairment	$644,627	269,514	70,375	—	984,516
Ending balance: collectively evaluated for impairment	$5,718,149	8,777,430	3,909,344	—	18,404,923

	As Of and For The Three Months Ended March 31, 2012
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$249,094	184,888	54,514	47,998	536,494
Charge-offs	(52,462)	(37,426)	(15,601)	—	(105,489)
Recoveries	4,505	3,622	2,613	—	10,740
Provision for loan losses	38,837	27,116	10,094	(9,998)	66,049
Ending balance	$239,974	178,200	51,620	38,000	507,794
Ending balance: individually evaluated for impairment	$65,883	43,574	792	—	110,249
Ending balance: collectively evaluated for impairment	$174,091	134,626	50,828	38,000	397,545
Loans:
Ending balance: total loans(2)	$7,050,511	8,935,733	3,868,758	—	19,855,002
Ending balance: individually evaluated for impairment	$819,033	389,857	45,385	—	1,254,275
Ending balance: collectively evaluated for impairment	$6,231,478	8,545,876	3,823,373	—	18,600,727

(1)Total excludes $21.6 million, which is net of deferred fees and costs.
(2)Total excludes $11.3 million, which is net of deferred fees and costs.

The tables below summarize impaired loans (including accruing TDRs) as of March 31, 2013 and December 31, 2012.

Impaired Loans (including accruing TDRs)
	March 31, 2013			Three Months Ended March 31, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$22,408	26,779	—	14,764	—
1-4 family properties	33,347	97,198	—	38,204	—
Land acquisition	51,357	113,519	—	56,878	—
Total commercial real estate	107,112	237,496	—	109,846	—
Commercial and industrial	44,197	67,909	—	34,335	—
Home equity lines	50	50	—	50	—
Consumer mortgages	1,979	2,441	—	1,490	—
Credit cards	—	—	—	—	—
Small business	—	—	—	—	—
Other retail loans	6	14	—	6	—
Total retail loans	2,035	2,505	—	1,546	—
Total impaired loans with no related allowance recorded	$153,344	307,910	—	145,727	—
With allowance recorded
Investment properties	$236,028	244,567	13,952	247,763	1,457
1-4 family properties	112,184	116,253	13,781	114,938	843
Land acquisition	189,303	199,684	16,519	199,010	737
Total commercial real estate	537,515	560,504	44,252	561,711	3,037
Commercial and industrial	225,317	227,189	22,371	257,339	1,811
Home equity lines	8,689	8,689	178	8,664	78
Consumer mortgages	51,689	51,689	1,950	51,799	453
Credit cards	—	—	—	—	—
Small business	3,242	3,242	192	3,502	21
Other retail loans	4,720	4,738	71	4,851	63
Total retail loans	68,340	68,358	2,391	68,816	615
Total impaired loans with allowance recorded	$831,172	856,051	69,014	887,866	5,463
Total impaired loans
Investment properties	$258,436	271,346	13,952	262,527	1,457
1-4 family properties	145,531	213,451	13,781	153,142	843
Land acquisition	240,660	313,203	16,519	255,888	737
Total commercial real estate	644,627	798,000	44,252	671,557	3,037
Commercial and industrial	269,514	295,098	22,371	291,674	1,811
Home equity lines	8,739	8,739	178	8,714	78
Consumer mortgages	53,668	54,130	1,950	53,289	453
Credit cards	—	—	—	—	—
Small business	3,242	3,242	192	3,502	21
Other retail loans	4,726	4,752	71	4,857	63
Total retail loans	70,375	70,863	2,391	70,362	615
Total impaired loans	$984,516	1,163,961	69,014	1,033,593	5,463

Impaired Loans (including accruing TDRs)	December 31, 2012			Year Ended December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$10,939	14,130	—	42,947	—
1-4 family properties	40,793	117,869	—	97,434	—
Land acquisition	59,697	125,023	—	158,015	—
Total commercial real estate	111,429	257,022	—	298,396	—
Commercial and industrial	31,181	51,433	—	68,710	—
Home equity lines	51	51	—	2,811	—
Consumer mortgages	1,247	2,263	—	3,706	—
Credit cards	—	—	—	—	—
Small business	—	—	—	—	—
Other retail loans	7	15	—	127	—
Total retail loans	1,305	2,329	—	6,644	—
Total impaired loans with no related allowance recorded	$143,915	310,784	—	373,750	—
With allowance recorded
Investment properties	$253,851	254,339	20,209	230,848	6,144
1-4 family properties	114,207	117,505	11,414	141,529	4,347
Land acquisition	205,591	205,601	27,325	97,173	2,018
Total commercial real estate	573,649	577,445	58,948	469,550	12,509
Commercial and industrial	279,362	289,578	24,494	299,865	8,576
Home equity lines	8,696	8,696	195	7,071	237
Consumer mortgages	48,992	48,992	880	38,204	1,300
Credit cards	—	—	—	—	—
Small business	3,333	3,333	184	1,950	76
Other retail loans	4,573	4,573	74	3,251	167
Total retail loans	65,594	65,594	1,333	50,476	1,780
Total impaired loans with allowance recorded	$918,605	932,617	84,775	819,891	22,865
Total impaired loans
Investment properties	$264,790	268,469	20,209	273,795	6,144
1-4 family properties	155,000	235,374	11,414	238,963	4,347
Land acquisition	265,288	330,624	27,325	255,188	2,018
Total commercial real estate	685,078	834,467	58,948	767,946	12,509
Commercial and industrial	310,543	341,011	24,494	368,575	8,576
Home equity lines	8,747	8,747	195	9,882	237
Consumer mortgages	50,239	51,255	880	41,910	1,300
Credit cards	—	—	—	—	—
Small business	3,333	3,333	184	1,950	76
Other retail loans	4,580	4,588	74	3,378	167
Total retail loans	66,899	67,923	1,333	57,120	1,780
Total impaired loans	$1,062,520	1,243,401	84,775	1,193,641	22,865

The average recorded investment in impaired loans was $1.28 billion for the three months ended March 31, 2012. Excluding accruing TDRs, there was no interest income recognized for the investment in impaired loans for the three months ended March 31, 2012. Interest income recognized for accruing TDRs was $6.3 million for the three months ended March 31, 2012. At March 31, 2013, and 2012, all impaired loans other than $623.9 million and $651.2 million, respectively, of accruing TDRs, were on non-accrual status.

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
The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the three months ended March 31, 2013 and 2012 that were reported as accruing or non-accruing TDRs.

TDR by Concession Type
	Three Months Ended March 31, 2013
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	14	$—	15,777	2,114	17,891
1-4 family properties	37	424	6,964	4,184	11,572
Land acquisition	10	74	3,979	329	4,382
Total commercial real estate	61	498	26,720	6,627	33,845
Commercial and industrial	44	183	13,760	4,191	18,134
Home equity lines	1	—	—	80	80
Consumer mortgages	46	—	4,920	2,603	7,523
Credit cards	—	—	—	—	—
Small business	13	—	887	674	1,561
Other retail loans	24	—	372	666	1,038
Total retail loans	84	—	6,179	4,023	10,202
Total TDRs	189	$681	46,659	14,841	62,181	(1)

(1) As a result of these loans being reported as TDRs, there were net charge-offs of $53 thousand recorded during the first quarter of 2013.

TDR by Concession Type
	Three Months Ended March 31, 2012
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	14	$—	2,475	12,188	14,663
1-4 family properties	28	—	19,551	2,201	21,752
Land acquisition	17	—	2,649	11,982	14,631
Total commercial real estate	59	—	24,675	26,371	51,046
Commercial and industrial	47	—	20,657	13,286	33,943
Home equity lines	1	—	330	—	330
Consumer mortgages	20	—	440	1,868	2,308
Credit cards	—	—	—	—	—
Small business	6	—	168	648	816
Other retail loans	8	—	548	833	1,381
Total retail loans	35	—	1,486	3,349	4,835
Total TDRs	141	$—	46,818	43,006	89,824	(1)

(1) As a result of these loans being reported as TDRs, there were net charge-offs of $1.4 million recorded during the first quarter of 2012.

The following table presents TDRs that defaulted in the periods indicated and which were modified or renewed in a TDR within 12 months of the default date:

Troubled Debt Restructurings Entered Into That Subsequently Defaulted(1) During
	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
(in thousands, except contract data)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Investment properties	4	$6,314	2	$2,647
1-4 family properties	3	9,107	1	1,989
Land acquisition	2	1,287	4	15,820
Total commercial real estate	9	16,708	7	20,456
Commercial and industrial	3	1,506	4	6,116
Home equity lines	—	—	—	—
Consumer mortgages	12	806	3	564
Credit cards	—	—	—	—
Small business	2	169	—	—
Other retail loans	3	246	—	—
Total retail loans	17	1,221	3	564
Total TDRs	29	$19,435	14	$27,136

(1) Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments.
If at the time that a loan was designated as a TDR, the loan was not already impaired, the measurement of impairment resulting from the TDR designation changes from a general pool-level reserve to a specific loan measurement of impairment in accordance with ASC 310-10-35. Generally, the change in the allowance for loan losses resulting from such TDR designation is not significant. At March 31, 2013, the allowance for loan losses allocated to accruing TDRs totaling $623.9 million, was $38.9 million compared to accruing TDRs of $673.4 million with an allocated allowance for loan losses of $41.4 million at December 31, 2012. Nonaccrual non-homogeneous loans (commercial-type impaired loans greater than $1 million) that are designated as TDRs are individually measured for the amount of impairment, if any, both before and after the TDR designation.

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
At foreclosure, ORE is recorded at the lower of cost or fair value less the estimated cost to sell, which establishes a new cost basis. Subsequent to foreclosure, ORE is evaluated quarterly and reported at fair value less estimated costs to sell, not to exceed the new cost basis, determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments such as changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral, less costs to sell, is recorded as a charge against the allowance for loan losses. Revenue and expenses from ORE operations as well as gains or losses on sales are recorded as foreclosed real estate expense, net, a component of non-interest expense on the consolidated statements of income. Subsequent declines in fair value are recorded on a property-by-property basis through use of a valuation allowance within other real estate on the consolidated balances sheets and valuation adjustment account in foreclosed real estate expense, net, a component of non-interest expense on the consolidated statements of income.
The carrying value of ORE was $155.2 million and $150.3 million at March 31, 2013 and December 31, 2012, respectively. During the three months ended March 31, 2013 and 2012, $31.2 million and $44.6 million, respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value. During the three months ended March 31, 2013 and 2012, Synovus recognized foreclosed real estate expense, net, of $10.9 million and $23.0 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and net realized losses resulting from sales transactions totaling $8.8 million and $17.3 million for the three months ended March 31, 2013 and 2012, respectively.

Note 7 - Other Comprehensive Income (Loss)
The following table illustrates activity within the balances in accumulated other comprehensive income (loss) by component, and is shown for the three months ended March 31, 2013.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Amortization of post-retirement unfunded health benefit	Total
Beginning balance as of December 31, 2012	$(13,373)	17,111	363	4,101
Other comprehensive income (loss) before reclassifications	—	(1,331)	—	(1,331)
Amounts reclassified from accumulated other comprehensive income (loss)	69	(29)	(23)	17
Net current period other comprehensive income (loss)	69	(1,360)	(23)	(1,314)
Ending balance as of March 31, 2013	$(13,304)	15,751	340	2,787

In accordance with ASC 740-20-45-11(b), a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss). Thus, during the years 2010 and 2011, Synovus recorded a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income directly to other comprehensive income (loss) by applying the portfolio approach for allocation of the valuation allowance. Synovus has consistently applied the portfolio approach which treats derivative instruments, equity securities, and debt securities as a single portfolio. As of March 31, 2013, the ending balance in net unrealized gains (losses) on cash flow hedges and net unrealized gains (losses) on investment securities available for sale includes unrealized losses of $12.1 million and $13.3 million, respectively, related to the residual tax effects remaining in OCI due to the previously established deferred tax asset valuation allowance. Under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.
The following table illustrates activity within the reclassifications out of accumulated other comprehensive income (loss), for the three months ended March 31, 2013.

Reclassifications out of Accumulated Other Comprehensive Income (Loss) for the three months ended March 31, 2013
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented

Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred gains (losses)	$(112)	Interest expense
	43	Income tax (expense) benefit
	$(69)	Reclassifications, net of income taxes

Net unrealized gains (losses) on investment securities available for sale:
Realized gain on sale of securities	$45	Investment securities gains, net
	(16)	Income tax (expense) benefit
	$29	Reclassifications, net of income taxes
Amortization of post-retirement unfunded health benefit
Amortization of actuarial gains (losses)	$26	Salaries and other personnel expense
	(3)	Income tax (expense) benefit
	$23	Reclassifications, net of income taxes

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
Private Equity Investments
Private equity investments consist primarily of equity method investments in venture capital funds, which are primarily classified as Level 3 within the valuation hierarchy. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. Based on these factors, the ultimate realizable value of these investments could differ significantly from the value reflected in the accompanying unaudited interim consolidated financial statements. For ownership in publicly traded companies held in the funds, valuation is based on the closing market price at the balance sheet date, and the valuation of marketable securities that have market restrictions is discounted until the securities can be freely traded. The private equity investments in which Synovus holds a limited partner interest consist of funds that invest in privately held companies. For privately held companies in the funds, the general partner estimates the fair value of the company in accordance with GAAP as clarified by ASC 820 and guidance specific to investment companies. The estimated fair value of the company is the estimated fair value as an exit price the fund would receive if it were to sell the company in the marketplace. The fair value of the fund's underlying investments is estimated through the use of valuation models such as option pricing or a discounted cash flow model. Valuation factors, such as a company's operational performance against budget or milestones, last price paid by investors, with consideration given on whether financing is provided by insiders or unrelated new investors, public market comparables, liquidity of the market, industry and economic trends, and change of management or key personnel, are used in the determination of fair value.
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
Salary Stock Units
Salary stock units represent fully vested stock awards that have been granted to certain key employees of Synovus as a part of base salary. The salary stock units are classified as liabilities and are settled in cash, as determined by the closing Common Stock price on the date of settlement and the number of salary stock units being settled. Accordingly, salary stock units are classified as Level 1 within the fair value hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, according to the valuation hierarchy included in ASC 820-10. For equity and debt securities, class was determined based on the nature and risks of the investments.

	March 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	188	—	188
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	1,921	—	1,921
State and municipal securities	—	120	—	120
All other residential mortgage-backed securities	—	884	—	884
Other investments	—	5,927	—	5,927
Total trading securities	$—	9,040	—	9,040
Mortgage loans held for sale	—	144,232	—	144,232
Investment securities available for sale:
U.S. Treasury securities	357	—	—	357
U.S. Government agency securities	—	37,149	—	37,149
Securities issued by U.S. Government sponsored enterprises	—	265,821	—	265,821
Mortgage-backed securities issued by U.S. Government agencies	—	227,693	—	227,693
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,232,908	—	2,232,908
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	265,536	—	265,536
State and municipal securities	—	13,015	—	13,015
Equity securities	3,562	—	892	4,454
Other investments(1)	—	—	2,420	2,420
Total investment securities available for sale	$3,919	3,042,122	3,312	3,049,353
Private equity investments	—	1,291	30,451	31,742
Mutual funds held in Rabbi Trusts	10,533	—	—	10,533
Derivative assets:
Interest rate contracts	—	54,761	—	54,761
Mortgage derivatives(2)	—	2,844	—	2,844
Total derivative assets	$—	57,605	—	57,605
Liabilities
Salary stock units	355	—	—	355
Derivative liabilities:
Interest rate contracts	—	55,683	—	55,683
Mortgage derivatives(2)	—	665	—	665
Visa derivative	—	—	2,610	2,610
Total derivative liabilities	$—	56,348	2,610	58,958

	December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	2,171	—	2,171
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	4,875	—	4,875
State and municipal securities	—	451	—	451
All other residential mortgage-backed securities	—	1,159	—	1,159
Other investments	—	2,446	—	2,446
Total trading securities	$—	11,102	—	11,102
Mortgage loans held for sale	—	212,663	—	212,663
Investment securities available for sale:
U.S. Treasury securities	356	—	—	356
U.S. Government agency securities	—	38,046	—	38,046
Securities issued by U.S. Government sponsored enterprises	—	293,310	—	293,310
Mortgage-backed securities issued by U.S. Government agencies	—	245,593	—	245,593
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	1,867,493	—	1,867,493
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	514,489	—	514,489
State and municipal securities	—	15,798	—	15,798
Equity securities	2,849	—	891	3,740
Other investments(1)	—	—	2,287	2,287
Total investment securities available for sale	$3,205	2,974,729	3,178	2,981,112
Private equity investments	—	1,168	30,708	31,876
Mutual funds held in Rabbi Trusts	10,001	—	—	10,001
Derivative assets:
Interest rate contracts	—	61,869	—	61,869
Mortgage derivatives(2)	—	2,793	—	2,793
Total derivative assets	$—	64,662	—	64,662
Liabilities
Trading securities	—	91	—	91
Salary stock units	1,888	—	—	1,888
Derivative liabilities:
Interest rate contracts	—	62,912	—	62,912
Mortgage derivatives(2)	—	525	—	525
Visa derivative	—	—	2,956	2,956
Total derivative liabilities	$—	63,437	2,956	66,393

(1) Based on an analysis of the nature and risks of these investments, Synovus has determined that presenting these investments as a single asset class is appropriate.
(2) Mortgage derivatives consist of customer interest rate lock commitments that relate to the potential origination of mortgage loans, which would be classified as held for sale and forward loan sales commitments with third party investors.

Fair Value Option
The following table summarizes the difference between the fair value and the unpaid principal balance for mortgage loans held for sale measured at fair value and the changes in fair value of these loans. The table does not reflect the change in fair value attributable to the related economic hedge Synovus uses to mitigate interest rate risk associated with the financial instruments. Changes in fair value were recorded as a component of mortgage banking income and other non-interest income in the consolidated statements of income, as appropriate. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Net Gains (Losses) from Fair Value Changes	For the Three Months Ended March 31,
(in thousands)	2013	2012
Mortgage loans held for sale	$(2,759)	(2,708)

Mortgage Loans Held for Sale	As Of
(in thousands)	March 31, 2013	December 31, 2012
Fair value	$144,232	212,663
Unpaid principal balance	140,985	206,657
Fair value less aggregate unpaid principal balance	$3,247	6,006

Changes in Level 3 Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs (Level 3) in determining the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy. The table below includes a roll-forward of the amounts on the consolidated balance sheet for the three months ended March 31, 2013 and 2012 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis. Transfers between fair value levels are recognized at the end of the reporting period in which the associated changes in inputs occur. During the first quarter of 2013, Synovus did not have any material transfers between levels in the fair value hierarchy. During the first quarter of 2012, Synovus transferred the mortgage derivative asset, which consisted of interest rate lock commitments totaling $1.9 million, from Level 3 to Level 2 within the fair value hierarchy, reflecting increased transparency of the inputs used to value these financial instruments, which are based on the mortgage banking subsidiary's historical experience, conversion ratios for similar loan commitments, market conditions and other observable inputs, instead of previously used external industry data. Additionally, during the first quarter of 2012, Synovus transferred assets totaling $501 thousand that were classified as a Level 3 equity security to other assets to more accurately reflect the financial characteristics of the financial instruments.

	Three Months Ended March 31,
	2013			2012
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Contracts, Net(3)	Investment Securities Available for Sale	Private Equity Investments		Other Derivative Contracts, Net(3)
Beginning balance, January 1,	$3,178	30,708	(2,956)	6,842	21,418		(7,242)
Total gains (losses) realized/unrealized:
Included in earnings(1)	—	(257)	(37)	(450)	93		(2,979)
Unrealized gains (losses) included in other comprehensive income	134	—	—	(806)	—		—
Changes from consolidated to equity method investment	—	—	—	—	—		—
Purchases	—	—	—	—	1,057	(2)	—
Sales	—	—	—	—	—		—
Issuances	—	—	—	—	—		—
Settlements	—	—	383	—	—		10,353
Amortization of discount/premium	—	—	—	—	—		—
Transfers in and/or out of Level 3	—	—	—	(501)	—		(1,851)
Ending balance, March 31,	$3,312	30,451	(2,610)	5,085	22,568		(1,719)
The amount of total net gains (losses) for the three months included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31,	$—	(257)	(37)	(450)	93		(2,979)

(1) Included in earnings as a component of other non-interest income (expense).
(2) Represents additional capital contributed to a private equity investment fund for capital calls. There are no such calls outstanding as of March 31, 2013.
(3) Other derivative contracts include the Visa Derivative for both periods presented and the mortgage derivatives in the beginning balance for the three months ended March 31,
2012.

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

	March 31, 2013				December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Impaired loans(1)	$—	—	256,429	256,429	—	—	80,299	80,299
Other loans held for sale	—	—	4,935	4,935	—	—	7,420	7,420
Other real estate	—	—	25,327	25,327	—	—	79,293	79,293
Other assets held for sale	$—	—	409	409	—	—	5,804	5,804

(1) Represents impaired loans that are collateral-dependent.
The following table presents fair value adjustments recognized for the three months ended March 31, 2013 and 2012 for the assets measured at fair value on a non-recurring basis.

	Three Months Ended March 31,
(in thousands)	2013	2012
Impaired loans(1)	$23,594	32,807
Other loans held for sale	4,250	102
Other real estate	5,792	15,474
Other assets held for sale	$170	914

(1) Represents impaired loans that are collateral-dependent.
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
Loans are transferred to other loans held for sale at fair value when Synovus makes the determination to sell specifically identified loans. The fair value of the loans is primarily determined by analyzing the underlying collateral of the loan and the anticipated market prices of similar assets less estimated costs to sell, as well as consideration of the market for loan sales versus the sale of collateral. At the time of transfer, if the fair value is less than the carrying amount, the difference is recorded as a charge-off against the allowance for loan losses. Decreases in the fair value subsequent to the transfer, as well as gains/losses realized from sale of these loans, are recognized as gains/losses on other loans held for sale, net, as a component of non-interest expense on the consolidated statements of income.
ORE consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans. The fair value of ORE is determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. At foreclosure, ORE is recorded at the lower of cost or fair value less the estimated cost to sell, which establishes a new cost basis. Subsequent to foreclosure, ORE is evaluated quarterly and reported at fair value less estimated costs to sell, not to exceed the new cost basis, determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Subsequent to foreclosure, valuations are updated quarterly and assets are marked to the lower of fair value less estimated selling costs and current fair value, but not to exceed the cost. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in an adjustment to lower the fair value estimates indicated in the appraisals. Internally adjusted valuations are considered Level 3 measurements as management uses assumptions that may not be observable in the market.
Other assets held for sale consist of certain premises and equipment held for sale, including those related to the efficiency initiatives discussed in "Note 3 - Restructuring Charges" of this Report, herein. These assets are classified as held for sale and recorded at the lower of their amortized cost or fair value, less costs to sell, consistent with ASC 360-10. The fair value of these assets is determined primarily on the basis of appraisals or BOV, as circumstances warrant, adjusted for estimated selling costs. Both techniques engage licensed or certified professionals that use inputs such as absorption rates, capitalization rates, and market comparables; these valuations are considered Level 3 measurements since assumptions or inputs may not be observable in the market.
Quantitative Information about Level 3 Fair Value Measurements
The tables below provide an overview of the valuation techniques and significant unobservable inputs used in those techniques to measure financial instruments that are classified within Level 3 of the valuation hierarchy. The range of sensitivities that management utilized in its fair value calculations is deemed acceptable in the industry with respect to the identified financial instruments. The tables below present both the total balance as of the dates indicated for assets measured at fair value on a recurring basis and the assets measured at fair value on a non-recurring basis for which there was a fair value adjustment during the period, according to the valuation hierarchy included in ASC 820-10.

March 31, 2013
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a recurring basis

Investment Securities Available for Sale
Equity securities	$892	Individual analysis of each investment	Multiple data points, including, but not limited to evaluation of past and projected business performance (2)	N/A(4)

Other investments:

Trust preferred securities	2,420	Discounted cash flow	Credit spread embedded in discount rate	500-550 bps (524 bps)
			Discount for lack of marketability(2)	0%-10% (0%)

Private equity investments	30,451	Individual analysis of each investee company
Multiple factors, including but not limited to, current operations, financial conditions, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies (2)
				N/A

Visa derivative liability	$2,610	Probability model	Probability-weighted potential outcomes of the Covered Litigation, and fees payable to the counterparty, through the estimated term of the contract	$400 thousand to $2.6 million ($2.6 million)

March 31, 2013
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans	$256,429	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0%-9% (6%) 0%-10% (7%)

Other loans held for sale	4,935	Third party appraised value of collateral less estimated selling costs	Appraised value (3) Estimated selling costs	0%-8% (4%) 0%-10% (7%)

Other real estate	25,327	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0%-26% (13%) 0%-10% (7%)

Other assets held for sale	$409	Third party appraised value of collateral less estimated selling costs or BOV	Discount to appraised value (3) Estimated selling costs	0% - 29% (3%) 0%-10% (7%)
(1) The range represents management's best estimate of the high and low of the value that would be assigned to a particular input. The weighted average is the measure of central tendencies; it is the value that management is using or most likely to use for the asset or liability.
(2) Represents management's estimate of discount that market participants would require based on the instrument's lack of marketability.
(3) Synovus also makes adjustments to the values of the assets listed above for various reasons, including age of the appraisal, information known by management about the property, such as occupancy rates, changes to the physical conditions of the property, and other factors.
(4) The range has not been disclosed due to the wide range of possible values given the methodology used.

December 31, 2012
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a recurring basis

Investment Securities Available for Sale:
Equity securities	$891	Individual analysis of each investment	Multiple data points, including, but not limited to evaluation of past and projected business performance (2)	N/A(4)

Other investments:

Trust preferred securities	2,287	Discounted cash flow analysis	Credit spread embedded in discount rate	425-650 bps (571 bps)
			Discount for lack of marketability(2)	0%-10% (0%)

Private equity investments	30,708	Individual analysis of each investee company
Multiple factors, including but not limited to, current operations, financial conditions, cash flows, evaluation of business management and financial plans, and recently executed company transactions related to the investee companies (2)
				N/A

Visa derivative liability	$2,956	Probability model	Probability-weighted potential outcomes of the Covered Litigation and fees payable to the counterparty through the estimated term of the contract	$400 thousand to $3.0 million ($3.0 million)

December 31, 2012
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans	$80,299	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0%-12% (4%) 0%-10% (7%)

Other loans held for sale	7,420	Third party appraised value of collateral less estimated selling costs	Appraised value (3) Estimated selling costs	0%-12% (4%) 0%-10% (7%)

Other real estate	79,293	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0%-7% (2%) 0%-10% (7%)

Other assets held for sale	$5,804	Third party appraised value of collateral less estimated selling costs or BOV	Discount to appraised value (3) Estimated selling costs	13%-51% (29%) 0%-10% (7%)

(1) The range represents management's best estimate of the high and low of the value that would be assigned to a particular input. The weighted average is the measure of central tendencies; it is the value that management is using or most likely to use for the asset or liability.
(2) Represents management's estimate of discount that market participants would require based on the instrument's lack of marketability.
(3) Synovus also makes adjustments to the values of the assets listed above for various reasons, including age of the appraisal, information known by management about the property, such as occupancy rates, changes to the physical conditions of the property, and other factors.
(4) The range has not been disclosed due to the wide range of possible values given the methodology used.

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
Fair Value of Financial Instruments
The following table presents the carrying and fair values of financial instruments at March 31, 2013 and December 31, 2012. The fair value represents management’s best estimates based on a range of methodologies and assumptions. For financial instruments that are not recorded at fair value on the balance sheet, such as loans, interest bearing deposits (including brokered deposits), and long-term debt, the figures given in the notes should not be taken as an estimate of the amount that would be realized if all such financial instruments were to be settled immediately.
Cash and cash equivalents, interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements are repriced on a short-term basis; as such, the carrying value closely approximates fair value. Since these amounts generally relate to highly liquid assets, these are considered a Level 1 measurement.
Loans, net of deferred fees and costs, are recorded at the amount of funds advanced, less charge-offs and an estimation of credit risk represented by the allowance for loan losses. The fair value estimates for disclosure purposes differentiate loans based on their financial characteristics, such as product classification, loan category, pricing features, and remaining maturity. The fair value of loans is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as commercial, mortgage, home equity, credit card, and other retail loans. Commercial loans are further segmented into certain collateral code groupings. The fair value of the loan portfolio is calculated, in accordance with ASC 825-10, by discounting contractual cash flows using estimated market discount rates, which reflect the credit and interest rate risk inherent in the loan. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820-10 and generally produces a higher value than a pure exit price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally estimated using appraisals of the collateral. Collateral values are monitored and additional write-downs are recognized if it is determined that the estimated collateral values have declined further. Estimated costs to sell are based on current amounts of disposal costs for similar assets. Carrying value is considered to reflect fair value for these loans. Loans are considered a Level 3 fair value measurement.
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

The carrying and estimated fair values of financial instruments, as well as the level within the fair value hierarchy, as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013
(in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$412,305	412,305	412,305	—	—
Interest bearing funds with Federal Reserve Bank	1,332,512	1,332,512	1,332,512	—	—
Interest earning deposits with banks	21,890	21,890	21,890	—	—
Federal funds sold and securities purchased under resale agreements	122,878	122,878	122,878	—	—
Trading account assets	9,040	9,040	—	9,040	—
Mortgage loans held for sale	144,232	144,232	—	144,232	—
Impaired/other loans held for sale	9,129	9,129	—	—	9,129
Investment securities available for sale	3,049,353	3,049,353	3,919	3,042,122	3,312
Private equity investments	31,742	31,742	—	1,291	30,451
Mutual funds held in Rabbi Trusts	10,533	10,533	10,533	—	—
Loans, net of deferred fees and costs	19,367,887	19,072,196	—	—	19,072,196
Derivative assets	57,605	57,605	—	57,605	—
Financial liabilities
Non-interest bearing deposits	5,152,276	5,152,276	—	5,152,276	—
Interest bearing deposits	15,408,917	15,428,942	—	15,428,942	—
Federal funds purchased and other short-term borrowings	238,223	238,223	238,223	—	—
Salary stock units	355	355	355	—	—
Long-term debt	1,653,230	1,721,704	—	1,721,704	—
Derivative liabilities	$58,958	58,958	—	56,348	2,610

	December 31, 2012
(in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$614,630	614,630	614,630	—	—
Interest bearing funds with Federal Reserve Bank	1,498,390	1,498,390	1,498,390	—	—
Interest earning deposits with banks	23,442	23,442	23,442	—	—
Federal funds sold and securities purchased under resale agreements	113,517	113,517	113,517	—	—
Trading account assets	11,102	11,102	—	11,102	—
Mortgage loans held for sale	212,663	212,663	—	212,663	—
Impaired /other loans held for sale	10,690	10,690	—	—	10,690
Investment securities available for sale	2,981,112	2,981,112	3,205	2,974,729	3,178
Private equity investments	31,876	31,876	—	1,168	30,708
Mutual funds held in Rabbi Trusts	10,001	10,001	10,001	—	—
Loans, net	19,541,690	19,254,199	—	—	19,254,199
Derivative asset positions	64,662	64,662	—	64,662	—
Financial liabilities
Trading account liabilities	91	91	—	91	—
Non-interest bearing deposits	5,665,527	5,665,527	—	5,665,527	—
Interest bearing deposits	15,391,517	15,415,160	—	15,415,160	—
Federal funds purchased and other short-term borrowings	201,243	201,243	201,243	—	—
Salary stock units	1,888	1,888	1,888	—	—
Long-term debt	1,726,455	1,784,223	—	1,784,223	—
Derivative liability positions	$66,393	66,393	—	63,437	2,956

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
From time to time, Synovus utilizes interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges, as discussed below. As of March 31, 2013 and December 31, 2012, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk.
The Company is party to master netting arrangements with its dealer counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.
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
Cash Flow Hedges
Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of income as a component of other non-interest income. As of March 31, 2013, there were no cash flow hedges outstanding, and therefore, no cumulative ineffectiveness.
Synovus expects to reclassify from accumulated other comprehensive income $447 thousand of expense to pre-tax income during the next twelve months as amortization of deferred losses are recorded.
Synovus did not terminate any cash flow hedges during 2013 or 2012. The remaining unamortized deferred net loss balance of all previously terminated cash flow hedges at March 31, 2013 and December 31, 2012 was $(1.9) million and $(2.0) million, respectively.
Fair Value Hedges
Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair value of various fixed rate liabilities due to changes in the benchmark interest rate, LIBOR. Synovus calculates effectiveness of the fair value hedges quarterly using regression analysis. As of March 31, 2013, there were no fair value hedges outstanding, and therefore, no cumulative ineffectiveness. Ineffectiveness from fair value hedges is recognized in the consolidated statements of income as a component of other non-interest income.
Synovus did not terminate any fair value hedges during 2013 or 2012. The remaining unamortized deferred net gain balance of all previously terminated fair value hedges at March 31, 2013 and December 31, 2012 was $13.0 million and $13.9 million, respectively.
Customer Related Derivative Positions
Synovus enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. Synovus mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on Synovus' consolidated balance sheet. Fair value changes are recorded in non-interest income in Synovus' consolidated statements of income. As of March 31, 2013, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.08 billion, a decrease of $57.2 million compared to December 31, 2012.
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
Synovus enters interest rate lock commitments for residential mortgage loans which commit us to lend funds to a potential borrower at a specific interest rate and within a specified period of time. Interest rate lock commitments that relate to the origination of mortgage loans that, if originated, will be held for sale, are considered derivative financial instruments under applicable accounting guidance. Outstanding interest rate lock commitments expose Synovus to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. At March 31, 2013 and December 31, 2012, Synovus had commitments to fund at a locked interest rate, primarily fixed-rate mortgage loans to customers in the amount of $154.1 million and $158.0 million, respectively. The fair value of these commitments as of March 31, 2013 and 2012, respectively, resulted in an unrealized net gain of $2.8 million and $1.7 million, for the three months ended March 31, 2013 and 2012, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of income.
At March 31, 2013 and December 31, 2012, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $202.5 million and $231.5 million, respectively. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding rate lock commitments, which guarantee a certain interest rate if the loan is ultimately funded or granted by the Bank as a mortgage loan held for sale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days.
Collateral Contingencies
Certain derivative instruments contain provisions that require Synovus to maintain an investment grade credit rating from each of the major credit rating agencies. When Synovus’ credit rating falls below investment grade, these provisions allow the counterparties of the derivative instrument to demand immediate and ongoing full collateralization on derivative instruments in net liability positions and, for certain counterparties, request immediate termination. As Synovus’ current rating is below investment grade, Synovus is required to post collateral, as required by each agreement, against these positions. As of March 31, 2013, collateral totaling $93.9 million, consisting of cash and short-term investments, has been pledged to the derivative counterparties to comply with collateral requirements.
The impact of derivative instruments on the consolidated balance sheets at March 31, 2013 and December 31, 2012 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
(in thousands)	Location on Consolidated Balance Sheet	March 31, 2013	December 31, 2012	Location on Consolidated Balance Sheet	March 31, 2013	December 31, 2012
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$54,761	61,869	Other liabilities	$55,683	62,912
Mortgage derivatives	Other assets	2,844	2,793	Other liabilities	665	525
Visa derivative		—	—	Other liabilities	2,610	2,956
Total derivatives not designated as hedging instruments		$57,605	64,662		$58,958	66,393

The effect of the amortization of the termination of cash flow hedges on the consolidated statements of income for the three months ended March 31, 2013 and 2012 is presented below.

	Amount of Gain (Loss) Recognized in OCI Effective Portion		Location of Gain (Loss) Reclassified from OCI into Income Effective Portion	Amount of Gain (Loss) Reclassified from OCI into Income Effective Portion
	Three Months Ended March 31,			Three Months Ended March 31,
(in thousands)	2013	2012		2013	2012
Interest rate contracts	$—	(638)	Interest expense	$69	497

The effect of fair value hedges on the consolidated statements of income for the three months ended March 31, 2013 and 2012 is presented below.

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
(in thousands)		2013	2012
Derivatives not designated as hedging instruments
Interest rate contracts(1)	Other non-interest income	$121	1,112
Mortgage derivatives(2)	Mortgage banking income	(89)	1,768
Total		$32	2,880

(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(2) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans to third party investors.

Note 10 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted earnings per common share for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(in thousands, except per share data)	2013	2012
Basic Net Income Per Common Share:
Net income available to common shareholders	$14,798	21,369
Weighted average common shares outstanding	787,043	786,135
Basic net income per common share	0.02	0.03

Diluted Net Income Per Common Share:
Net income available to common shareholders	14,798	21,369
Weighted average number common shares outstanding	787,043	786,135
Potentially dilutive shares from assumed exercise of securities or other contracts to purchase Common Stock	123,792	122,851
Weighted average number diluted common shares	910,835	908,986
Diluted net income per common share	$0.02	0.02

Basic net income per common share is computed by dividing net income by the average common shares outstanding for the period. Diluted net income per common share reflects the dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted. The dilutive effect of outstanding options and restricted share units is reflected in diluted net income per common share, unless the impact is anti-dilutive, by application of the treasury stock method.
For the three months ended March 31, 2013 and 2012, there were 28.6 million and 32.9 million, respectively, potentially dilutive shares related to Common Stock options and Warrants to purchase shares of Common Stock that were outstanding during 2013 and 2012, but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive.

Note 11 - Share-based Compensation
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. At March 31, 2013, Synovus had a total of 19,539,836 shares of its authorized but unissued Common Stock reserved for future grants under the 2007 Omnibus Plan. The Plan permits grants of share-based compensation including stock options, non-vested shares, and restricted share units. The grants generally include vesting periods ranging from two to five years and contractual terms of 10 years. Stock options are granted at exercise prices which equal the fair value of a share of common stock on the grant-date. Non-vested shares and restricted share units are awarded at no cost to the recipient upon their grant. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant. On April 25, 2013, the Synovus shareholders approved the 2013 Omnibus Plan, replacing the 2007 Omnibus Plan.
Share-based Compensation Expense
Synovus’ share-based compensation costs associated with employee grants are recorded as a component of salaries and other personnel expense in the consolidated statements of income. Share-based compensation costs associated with grants made to non-employee directors of Synovus are recorded as a component of other operating expenses. Share-based compensation expense for service-based awards is recognized net of estimated forfeitures for plan participants on a straight-line basis over the vesting period. Total share-based compensation expense was $1.8 million and $1.6 million for the three months ended March 31, 2013 and 2012, respectively.
Stock Options
During the three months ended March 31, 2013, Synovus awarded 6,003,250 stock options to key employees. The awards have a service-based vesting period of three years. The weighted average grant-date fair value of the awarded stock options was $1.03 determined using the Black-Scholes option pricing model. At March 31, 2013, there were 23,525,929 options to purchase shares of Common Stock outstanding with a weighted average exercise price of $6.90.
Restricted Share Units and Salary Stock Units
During the three months ended March 31, 2013, Synovus awarded 19,306 restricted share units to key employees. The awards have a service-based vesting period of three years. The grant-date fair value of the awarded restricted share units was $2.59 per share. At March 31, 2013, including dividend equivalents granted, there were 4,894,854 restricted share units outstanding with a weighted average grant-date fair value of $2.31.
During the three months ended March 31, 2013, Synovus also granted 125,591 salary stock units to senior management, which vested and were expensed immediately upon grant. Compensation expense is initially determined based on the number of salary stock units granted and the market price of Common Stock at the grant date. Subsequent to the grant date, compensation expense is recorded for changes in Common Stock market price. The total fair value of salary stock units granted during the three months ended March 31, 2013 was $355 thousand. Additionally, Synovus recorded compensation expense of $200 thousand during the three months ended March 31, 2013 related to salary stock units granted during 2012 that were settled on February 15, 2013. The salary stock units granted during 2013 are classified as liabilities and will be settled in cash on January 15, 2014.

Note 12 - Income Taxes
The valuation allowance on deferred tax assets was $19.4 million and $18.7 million at March 31, 2013 and December 31, 2012, respectively. Management assesses the valuation allowance recorded against deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.
During 2009, the Company established a valuation allowance for substantially all of its deferred tax assets, primarily due to the realization of significant losses, significant credit deterioration and negative trending in asset quality and uncertainty regarding the amount of future taxable income that the Company could forecast. At December 31, 2012, based upon the assessment of all positive and negative evidence, management concluded that it was more likely than not that $806.4 million of the net deferred tax asset would be realized based upon future taxable income and therefore reversed $806.4 million of the valuation reserve.
At March 31, 2013, the Company continued to be in a three-year cumulative loss position, which represents negative evidence. However, based on the assessment of all the positive and negative evidence, management has concluded that it is more likely than not that $792.7 million of the net deferred tax asset will be realized based upon future taxable income. The valuation allowance of $19.4 million at March 31, 2013 is related to specific state income tax credits and specific state NOL carryforwards that have various expiration dates through the tax year 2018 and 2028, respectively, and are expected to expire before they can be utilized.
Synovus expects to realize the $792.7 million in net deferred tax assets well in advance of the statutory carryforward period. At March 31, 2013, $189.3 million of existing deferred tax assets are not related to net operating losses or credits and therefore, have no expiration date. Approximately $507 million of the remaining deferred tax assets relate to federal net operating losses which will expire in annual installments beginning in 2028 through 2032. Additionally, $69.6 million of the deferred tax assets relate to state NOLs which will expire in annual installments beginning in 2013 through 2032. Tax credit carryforwards at March 31, 2013 include federal alternative minimum tax credits totaling $19.6 million which have an unlimited carryforward period. Other federal and state tax credits at March 31, 2013 total $26.6 million and will expire in years 2013 through 2033.
The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management's conclusion at March 31, 2013 that it is more likely than not that the net deferred tax assets of $792.7 million will be realized is based upon management's estimate of future taxable income. Management's estimate of future taxable income is based on internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of the Company's deferred tax asset. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on Synovus' financial condition and results of operations.
Synovus is subject to income taxation in the United States and various state jurisdictions. Synovus' federal income tax return is filed on a consolidated basis, while state income tax returns are filed on both a consolidated and separate entity basis. Currently, no years for which Synovus filed a federal income tax return are under examination by the IRS, and there are no state tax examinations currently in progress. Synovus is no longer subject to income tax examinations from state and local income tax authorities for years before 2008. Although Synovus is unable to determine the ultimate outcome of future examinations, Synovus believes that the liability recorded for uncertain tax positions is adequate.
At March 31, 2013 and December 31, 2012, unrecognized income tax benefits totaled $934 thousand and $1.1 million, respectively.

Note 13 - Legal Proceedings
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate accrual. An event is considered to be “probable” if “the future event is likely to occur.” The actual amounts accrued by Synovus in respect of legal matters as of March 31, 2013 are not material to Synovus' unaudited interim consolidated financial statements. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
In addition, where Synovus determines that there is a reasonable possibility of a loss in respect of legal matters, including those legal matters described below, Synovus considers whether it is able to estimate the total reasonably possible loss or range of loss. An event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely.” An event is “remote” if “the chance of the event or future event occurring is more than slight but less than reasonably possible." In many situations, Synovus may be unable to estimate reasonably possible losses due to the preliminary nature of the legal matters, as well as a variety of other factors and uncertainties. For those legal matters where Synovus is able to estimate a range of reasonably possible losses, Synovus' management currently estimates the aggregate range of reasonably possible losses is from zero to $75 million in excess of amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to Synovus, and the actual losses could prove to be higher. As there are further developments in these legal matters, Synovus will reassess these matters, and the estimated range of reasonably possible losses may change as a result of this assessment. Based on Synovus' current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations and financial condition for any particular period.
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

Securities Class Action and Related Litigation
Securities Class Action
On July 7, 2009, the City of Pompano Beach General Employees' Retirement System filed suit against Synovus, and certain of Synovus' current and former officers, in the United States District Court, Northern District of Georgia (Civil Action File No. 1:09-CV-1811) (the “Securities Class Action”); and on June 11, 2010, Lead Plaintiffs, the Labourers' Pension Fund of Central and Eastern Canada and the Sheet Metal Workers' National Pension Fund, filed an amended complaint alleging that Synovus and the named individual defendants misrepresented or failed to disclose material facts that artificially inflated Synovus' stock price in violation of the federal securities laws. Lead Plaintiffs' allegations are based on purported exposure to Synovus' lending relationship with the Sea Island Company and the impact of such alleged exposure on Synovus' financial condition. Lead Plaintiffs in the Securities Class Action seek damages in an unspecified amount. On May 19, 2011, the Court ruled that the amended complaint failed to satisfy the mandatory pleading requirements of the Private Securities Litigation Reform Act. The Court also ruled that Lead Plaintiffs would be allowed the opportunity to submit a further amended complaint. Lead Plaintiffs served their second amended complaint on June 27, 2011. Defendants filed a Motion to Dismiss that complaint on July 27, 2011. On March 22, 2012, the Court granted in part and denied in part that Motion to Dismiss. On April 19, 2012, the Defendants filed a motion requesting that the Court reconsider its March 22, 2012 order. On September 26, 2012, the Court issued a written order denying the Motion for Reconsideration. Defendants filed their answer to the second amended complaint on May 21, 2012. On March 7, 2013, the Court granted Lead Plaintiffs' motion for class certification. Defendants have filed a motion for permission to appeal the class certification ruling with the 11th Circuit Court of Appeals. Discovery in this case is ongoing.
There are significant uncertainties involved in any potential class action. Synovus may seek to mediate the Securities Class Action in order to determine whether a reasonable settlement can be reached. In the event the Securities Class Action is not settled, Synovus and the individually named defendants collectively intend to vigorously defend themselves against the Securities Class Action.
Related Derivative Litigation
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
On December 21, 2009, a shareholder filed a putative derivative action purportedly on behalf of Synovus in the Superior Court of Fulton County, Georgia (the “State Shareholder Derivative Lawsuit”), against certain current and/or former directors and executive officers of Synovus. The State Shareholder Derivative Lawsuit asserts that the individual defendants violated their fiduciary duties based upon substantially the same facts as alleged in the Federal Shareholder Derivative Lawsuit described above. The plaintiff is seeking to recover damages in an unspecified amount and equitable and/or injunctive relief. On June 17, 2010, the Superior Court entered an Order staying the State Shareholder Derivative Lawsuit pending resolution of the Federal Shareholder Derivative Lawsuit. On March 12, 2013, a final order was entered dismissing the State Shareholder Derivative Lawsuit.
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
Assertion of Overdraft Fees as Interest Litigation
Synovus Bank was also named as a defendant in a putative state-wide class action in which the plaintiffs allege that overdraft fees charged to customers constitute interest and, as such, are usurious under Georgia law. The case, Griner et. al. v. Synovus Bank, et. al. was filed in Gwinnett County State Court (state of Georgia) on July 30, 2010, and asserts claims for usury, conversion and money had and received for alleged injuries suffered by the plaintiffs as a result of Synovus Bank's assessment of overdraft charges in connection with its POS/debit and automated-teller machine cards used to access customer accounts. Plaintiffs contend that such overdraft charges constitute interest and are therefore subject to Georgia usury laws. Synovus Bank contends that such overdraft charges constitute non-interest fees and charges under both federal and Georgia law and are otherwise exempt from Georgia usury limits. On September 1, 2010, Synovus Bank removed the case to the United States District Court for the Northern District of Georgia, Atlanta Division. The plaintiffs filed a motion to remand the case to state court. On July 22, 2011, the federal court entered an order granting plaintiffs' motion to remand the case to the Gwinnett County State Court. Synovus Bank subsequently filed a motion to dismiss. On February 22, 2012, the state court entered an order denying the motion to dismiss. On March 1, 2012, the state court signed and entered a certificate of immediate review thereby permitting Synovus Bank to petition the Georgia Court of Appeals for a discretionary appeal of the denial of the motion to dismiss. On March 12, 2012, Synovus Bank filed its application for interlocutory appeal with the Georgia Court of Appeals. On April 3, 2012, the Georgia Court of Appeals granted Synovus Bank's application for interlocutory appeal of the state court's order denying Synovus Bank's motion to dismiss. On April 11, 2012, Synovus Bank filed its notice of appeal. Oral arguments were heard in the case on September 19, 2012. On March 28, 2013, the Georgia Court of Appeals entered an order affirming the denial of Synovus Bank's motion to dismiss and remanding the case back to the State Court of Gwinnett County for further proceedings. On April 8, 2013, Synovus Bank filed a motion requesting that the Court of Appeals reconsider its March 28, 2013 order. On April 11, 2013, the Court of Appeals entered an order denying Synovus Bank's motion for reconsideration.  On April 19, 2013, Synovus Bank filed a notice of its intent to petition the Supreme Court of Georgia for a writ of certiorari.  On May 1, 2013, Synovus Bank filed a petition for writ of certiorari with the Supreme Court of Georgia.  The case remains pending.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

(7)
changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, including any reduction in our credit ratings;

(8)	the impact on our borrowing costs, capital costs and our liquidity due to our status as a non-investment grade issuer and any reduction in our credit ratings;

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

(11)
the risk that even though we have reversed substantially all of the deferred tax asset valuation allowance, we may be required to increase the valuation allowance in future periods, or we may not be able to realize the deferred tax assets in the future;

(12)
the risk that we could have an “ownership change” under Section 382 of the IRC, which could impair our ability to timely and fully utilize our net operating losses and built-in losses that may exist when such “ownership change” occurs;

(13)
the impact on our financial results, reputation, and business if we are unable to comply with all applicable federal and state regulations and the applicable MOUs, board resolutions, or other supervisory actions or directives and any necessary capital initiatives;

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

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I - Item 1A. Risk Factors” and other information contained in Synovus' Form 2012 10-K and our other periodic filings, including quarterly reports on Form 10-Q and current reports on Form 8-K, that we file from time to time with the SEC. All written or oral forward-looking statements that are made by or are attributable to Synovus are expressly qualified by this cautionary notice. You should not place undue reliance on any forward-looking statements since those statements speak only as of the date on which the statements are made. Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of new information or unanticipated events, except as may otherwise be required by law.

INTRODUCTION AND CORPORATE PROFILE
Synovus Financial Corp. is a diversified financial services company and a registered financial holding company headquartered in Columbus, Georgia. Synovus provides integrated financial services including commercial and retail banking, financial management, insurance, and mortgage services to its customers through locally-branded banking divisions of its wholly-owned subsidiary bank, Synovus Bank, and other offices in Georgia, Alabama, South Carolina, Florida, and Tennessee.
The following financial review summarizes the significant trends affecting Synovus’ results of operations and financial condition for the three months ended March 31, 2013 and 2012. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ 2012 Form 10-K.

Management's Discussion and Analysis of Financial Condition and Results of Operations are divided into key segments:

•	Economic Overview—Provides an overview, including our thoughts on the impact of the economy, legislative and regulatory initiatives, and recent industry developments.

•
Discussion of Results of Operations—Reviews Synovus' financial performance, as well as selected balance sheet items, items from the statements of income, and certain key ratios that illustrate Synovus' performance.

•
Credit Quality, Capital Resources and Liquidity—Discusses credit quality, market risk, and liquidity, as well as performance trends. It also includes a discussion of liquidity policies, how Synovus obtains funding, and related performance.

•	Additional Disclosures—Provides comments on additional important matters including other contingencies, critical accounting policies and non-GAAP financial measures used within this Report.
A reading of each section is important to understand fully the nature of our financial performance.

ECONOMIC OVERVIEW
For the three months ended March 31, 2013, economic growth has continued at a very modest pace with limited job growth and continued above average unemployment levels. The uncertainty surrounding the sequester impacts and the fiscal cliff, as well as the end of the Social Security tax holiday, have resulted in generally cautious hiring and spending by businesses and consumers. The Conference Board Consumer Confidence Index,® which continues to reflect volatility from the uncertainties in the national and global economies, improved to 59.7%, in March 2013, up from 46.0% in December 2012, but down as compared to 69.5% in March 2012.
U.S. home prices across the nation are expected to continue to slowly recover during 2013. The number of new foreclosures initiated in the fourth quarter of 2012 fell to the lowest level since officials began tracking them during the financial crisis. Sales of new and existing 1-4 family homes continue to be volatile from month to month; however, construction spending on the commercial sector steadily rose during the first quarter of 2013. A continuation of recent improvements in housing markets could have a beneficial impact on the broader United States economy.
During 2012, the European Central Bank rescued a number of financially distressed European countries by offering long-term financing. The use of the common currency in Europe, the Euro, has caused many questions regarding the continued use of the shared currency. European countries are currently experiencing very weak economic conditions which could negatively impact the United States economy. Synovus does not have a direct exposure to the European markets. Given the current economic uncertainties, Synovus will continue to monitor the impact of international developments on domestic economic activity and determine the most appropriate strategies to pursue.

DISCUSSION OF RESULTS OF OPERATIONS
Consolidated Financial Highlights
A summary of Synovus’ financial performance for the three months ended March 31, 2013 and 2012 is set forth in the table below.

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2013	2012	Change
Net interest income	$199,814	220,959	(9.6)%
Provision for loan losses	35,696	66,049	(46.0)
Non-interest income	64,721	84,139	(23.1)
Non-interest expense	182,286	203,133	(10.3)
Core expenses(1)	163,804	174,447	(6.1)
Income before income taxes	46,553	35,916	29.6
Pre-tax, pre-credit costs income(1)	100,686	110,568	(8.9)
Net income available to common shareholders	14,798	21,369	(30.8)
Net income per common share, basic	0.02	0.03	(30.8)
Net income per common share, diluted	$0.02	0.02	(30.9)%
Net interest margin	3.43%	3.55	(12)bps
Net charge-off ratio	1.18	1.90	(72)

	March 31, 2013	December 31, 2012	Sequential Quarter Change	March 31, 2012	Year Over Year Change
(dollars in thousands, except per share data)
Loans, net of deferred fees and costs	$19,367,887	19,541,690	(173,803)	$19,843,698	(475,811)
Total deposits	20,561,193	21,057,044	(495,851)	22,137,702	(1,576,509)
Core deposits(1)	19,228,561	19,964,295	(735,734)	20,730,993	(1,502,432)
Core deposits excluding time deposits(1)	15,746,365	16,380,991	(634,626)	16,428,701	(682,336)

Non-performing assets ratio	3.47%	3.57	(10)bps	5.26%	(179)bps
Past dues over 90 days	0.03	0.03	—	0.04	(1)

Tier 1 capital(1)	$2,866,490	2,832,244	34,246	$2,799,794	66,696
Tier 1 common equity(1)	1,896,485	1,864,917	31,568	1,840,258	56,227
Total risk-based capital	3,493,091	3,460,998	32,093	3,518,230	(25,140)
Tier 1 capital ratio(1)	13.50%	13.24	26 bps	13.19%	31 bps
Tier 1 common equity ratio(1)	8.93	8.72	21	8.67	26
Total risk-based capital ratio	16.45	16.18	27	16.57	(12)
Total shareholders’ equity to total assets ratio(1)	13.65	13.34	31	10.43	322
Tangible common equity to tangible assets ratio(1)	9.89	9.66	23	6.81	308

(1)	See reconciliation of “Non-GAAP Financial Measures” in this Report.

Results for the Three Months Ended March 31, 2013
For the three months ended March 31, 2013, net income available to common shareholders was $14.8 million, or $0.02 per diluted common share, compared to net income available to common shareholders of $709.3 million, or $0.78 per diluted common share for the three months ended December 31, 2012, and net income available to common shareholders of $21.4 million, or $0.02 per diluted common share for the three months ended March 31, 2012. The first quarter of 2013 results included restructuring charges of $4.9 million and income tax expense of $17.0 million. The fourth quarter of 2012 results included investment securities gains of $8.2 million, approximately $157 million in pre-tax charges from distressed asset dispositions, and an income tax benefit of $796.3 million primarily from the reversal of the deferred tax asset valuation allowance. The first quarter of 2012 results included securities gains of $20.1 million and an income tax benefit of $77 thousand.

All key credit quality metrics continued to improve during the first quarter of 2013. Credit costs fell to the lowest level in more than five years to $49.3 million for the first quarter of 2013, compared to $185.8 million for the fourth quarter of 2012 and $90.9 million for the first quarter of 2012. Net charge-offs of $57.3 million for the first quarter of 2013 decreased by $37.4 million, or 39.5% from the first quarter of 2012. NPL inflows were $83.9 million for the first quarter of 2013, a 39.9% decrease from $139.6 million for the first quarter of 2012. Total non-performing assets declined $25.5 million from $703.1 million at December 31, 2012 to $677.6 million at March 31, 2013, and declined $378.2 million or 35.8% from $1.06 billion at March 31, 2012. As a percentage of total loans outstanding, past due loans remained at favorable levels with total past due loans and still accruing interest of 0.46% at March 31, 2013 compared to 0.54% and 0.73% at December 31, 2012 and March 31, 2012, respectively, and loans 90 days past due and still accruing interest of 0.03% at March 31, 2013 compared to 0.03% and 0.04% at December 31, 2012 and March 31, 2012, respectively.
Pre-tax, pre-credit costs income (which excludes provision for loan losses, other credit costs, restructuring charges, Visa indemnification charges, and investment securities gains, net) was $100.7 million for the first quarter of 2013, a decrease of $7.3 million, or 6.7%, from the fourth quarter of 2012. Compared to first quarter of 2012, pre-tax, pre-credit costs income for the three months ended March 31, 2013 decreased $9.9 million, or 8.9%. As compared to the fourth quarter of 2012, the first quarter 2013 decrease in pre-tax, pre-credit costs income was driven by a $7.6 million decrease in net interest income, a $7.2 million decrease in non-interest income, excluding investment securities gains, net; and a $7.6 million decrease in core expenses. The decline from the first quarter of 2012 was driven by a $21.1 million decrease in net interest income and a $10.6 million decrease in core expenses. See reconciliation of "Non-GAAP Financial Measures" in this Report.
Loans, net of deferred fees and costs were $19.37 billion at March 31, 2013, a $173.8 million, or 3.6% annualized decrease from December 31, 2012, and a $475.8 million, or 2.4% decrease from March 31, 2012. The net sequential quarter loan decline, excluding the impact of loan sales, transfers to loans held-for-sale, charge-offs, and foreclosures, was $51.6 million for the first quarter of 2013, compared to net loan growth of $345.4 million during the fourth quarter of 2012, and a net loan decline of $25.3 million during the first quarter of 2012. See reconciliation of "Non-GAAP Financial Measures" in this Report.
Total deposits decreased by $495.9 million, to $20.56 billion, from the fourth quarter of 2012. The decline in total deposits was driven primarily by decreases in non-interest bearing demand deposits and NOW account balances due to expected reductions in clearing and SCM temporary accounts which were at elevated levels at year-end. Core deposits ended the quarter at $19.23 billion, down $735.7 million compared to December 31, 2012. Core deposits, excluding time deposits, were $15.75 billion at March 31, 2013, down $634.6 million compared to December 31, 2012. Compared to March 31, 2012, core deposits excluding time deposits decreased $682.3 million or 4.2%. See reconciliation of "Non-GAAP Financial Measures" in this Report.
Total shareholder's equity was $3.58 billion at March 31, 2013 compared to $3.57 billion at December 31, 2012. Synovus continues to actively monitor evolving industry capital standards and changes in regulatory standards and requirements. As part of its ongoing management of capital, Synovus will continue to monitor its capital position and identify, consider, and pursue additional strategies to bolster its capital position as deemed necessary.

Recent Developments
As previously disclosed, in 2009, Synovus entered into the Synovus MOU with the Atlanta Fed and the GA DBF. The Atlanta Fed and the GA DBF terminated the Synovus MOU effective as of April 22, 2013. The Synovus MOU has been replaced with a resolution adopted by Synovus' Board of Directors relating to, among other things, continued emphasis on improving asset quality and maintaining strong levels of capital and liquidity. Based upon current discussions with the GA DBF and the FDIC, Synovus currently expects that the Bank MOU will be terminated and replaced with a Synovus Bank BOD resolution in the near future.
TARP Repayment Expectations
Synovus currently expects to repay TARP during the third quarter of 2013, subject to regulatory approval. Management currently expects that the largest single repayment source will be existing cash (primarily dividends from Synovus Bank, subject to regulatory approval). Other repayment sources are expected to include a Tier 1 Capital component (a combination of common and/or preferred stock), as well as proceeds from a debt issuance.

Changes in Financial Condition
During the three months ended March 31, 2013, total assets decreased by $547.1 million to $26.21 billion, compared to December 31, 2012. The principal components of this decrease were a decrease of $202.3 million in cash and cash equivalents, a decrease of $165.9 million in interest bearing funds with the Federal Reserve Bank, a $68.4 million decrease in mortgage loans held for sale and a decrease of $173.8 million in net loans. These decreases were partially offset by an increase in investment securities available for sale of $68.2 million.

Loans
The following table compares the composition of the loan portfolio at March 31, 2013, December 31, 2012, and March 31, 2012.

(dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2013 vs. December 31, 2012 % Change(1)	March 31, 2012	March 31, 2013 vs. March 31, 2012 % Change
Investment properties	$4,362,815	4,376,118	(1.2)%	$4,446,808	(1.9)%
1-4 family properties	1,237,395	1,279,105	(13.2)	1,554,156	(20.4)
Land acquisition	762,566	794,229	(16.2)	1,049,547	(27.3)
Total commercial real estate	6,362,776	6,449,452	(5.5)	7,050,511	(9.8)
Commercial, financial and agricultural	5,221,535	5,301,134	(6.1)	5,122,095	1.9
Owner-occupied	3,825,409	3,800,380	2.7	3,813,638	0.3
Commercial and industrial	9,046,944	9,101,514	(2.4)	8,935,733	1.2
Home equity lines	1,508,507	1,542,397	(8.9)	1,595,675	(5.5)
Consumer mortgages	1,378,055	1,394,248	(4.7)	1,390,126	(0.9)
Credit cards	251,618	263,561	(18.4)	264,470	(4.9)
Small business	553,056	516,349	28.8	328,572	68.3
Other retail loans	288,483	294,542	(8.3)	289,915	(0.5)
Total retail	3,979,719	4,011,097	(3.2)	3,868,758	2.9
Total loans	19,389,439	19,562,063	(3.6)	19,855,002	(2.3)
Deferred fees and costs, net	(21,552)	(20,373)	23.5	(11,304)	90.7
Total loans, net of deferred fees and costs	$19,367,887	19,541,690	(3.6)%	$19,843,698	(2.4)%

(1) Percentage changes are annualized
At March 31, 2013, total loans outstanding were $19.37 billion, a sequential quarter decrease of $173.8 million or 3.6% annualized. The sequential quarter decrease was impacted by borrowing patterns, pricing discipline, and CRE pay-downs. Excluding the impact of charge-offs, foreclosures, and transfers to loans held for sale, total loans decreased by approximately $52 million during the first quarter of 2013, compared to a sequential quarter decline of approximately $25 million during the first quarter of 2012. Total commercial and industrial and retail loans combined remain above our target goal of 65% and represent 67.2% of total loans as of March 31, 2013, compared to 67.1% as of December 31, 2012, 64.5% as of March 31, 2012, and approximately 55% in the first quarter of 2007 when CRE loans were at a peak of approximately 45% of the loan portfolio. See reconciliation of “Non-GAAP Financial Measures” in this Report for further information on net loan growth (decline).
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at March 31, 2013 were $15.41 billion or 79.5% of the total loan portfolio compared to $15.55 billion or 79.5% at December 31, 2012 and $15.99 billion or 80.6% at March 31, 2012.
At March 31, 2013 and December 31, 2012, Synovus had 20 and 22 commercial loan relationships, respectively, with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at both March 31, 2013 and December 31, 2012 was approximately $70 million.
Commercial and Industrial Loans
Total commercial and industrial loans at March 31, 2013 were $9.05 billion, or 46.7% of the total loan portfolio compared to $9.10 billion, or 46.6% of the total loan portfolio at December 31, 2012 and $8.94 billion, or 45.0% of the total loan portfolio at March 31, 2012. This portfolio is currently concentrated on small to middle market commercial and industrial lending disbursed throughout a diverse group of industries in the Southeast, including health care, finance and insurance, manufacturing, construction, real estate leasing, and retail trade shown in the following table. The portfolio is relationship focused and, as a result, Synovus' lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. Commercial and industrial loans are primarily originated through Synovus' local market banking divisions and made to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. In accordance with Synovus' uniform lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. Approximately 93% of Synovus' commercial and industrial loans are secured by real estate, business equipment, inventory, and other types of collateral.

Commercial and Industrial Loans by Industry	March 31, 2013		December 31, 2012
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Health care and social assistance	$1,405,078	15.5%	1,357,185	14.9%
Manufacturing	808,583	8.9	767,371	8.4
Real estate other	764,247	8.4	771,487	8.5
Retail trade	661,083	7.3	664,524	7.3
Wholesale trade	577,248	6.4	567,538	6.2
Real estate leasing	546,575	6.0	578,695	6.4
Finance and insurance	503,965	5.6	529,120	5.8
Construction	448,945	5.0	485,936	5.3
Accommodation and food services	449,254	5.0	451,130	5.0
Professional, scientific, and technical services	418,416	4.6	418,756	4.6
Agriculture, forestry, fishing, and hunting	287,742	3.2	290,762	3.2
Educational services	221,716	2.5	221,775	2.4
Transportation and warehousing	192,669	2.1	205,038	2.3
Arts, entertainment, and recreation	175,553	1.9	182,190	2.0
Other services	891,833	9.9	967,193	10.6
Other industries	694,037	7.7%	642,814	7.1%
Total commercial and industrial loans	$9,046,944	100.0%	9,101,514	100.0%

(1) Loan balance in each category expressed as a percentage of total commercial and industrial loans.
Commercial and industrial lending is a key component of Synovus' growth and diversification strategy (reducing overall concentration in CRE and growing the percentage of C&I loans relative to the total loan portfolio). Synovus has actively invested in additional expertise, product offerings, and product quality to provide its commercial and industrial clients with increased and enhanced product offerings and customer service. Complementing this investment in C&I growth, Synovus' management continues to focus on streamlining and enhancing Synovus' existing product lines, especially for traditional retail, small business, and professional services customers.
The Corporate Banking Group provides lending solutions to larger corporate clients and includes specialty units such as syndications and senior housing. These units partner with Synovus' local bankers to build relationships across the five-state footprint, as well as the southeastern and southwestern United States. To date, loan syndications consist primarily of loans where Synovus is participating in the credit (versus the lead bank). Senior housing loans are typically extended to borrowers in the assisted living or skilled nursing facilities sectors. The Corporate Banking Group also originates loans and participates in loans to well-capitalized public companies and larger private companies that operate in the five-state footprint as well as other states in the Southeast. The Corporate Banking Group had total loans outstanding (net of existing loans transferred into these business lines) of $1.37 billion at March 31, 2013, and grew $158.3 million from December 31, 2012.
At March 31, 2013, $3.83 billion of total commercial and industrial loans, or 19.8% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the real estate. These loans are predominately secured by owner-occupied properties and other real estate. Other types of collateral securing these loans consist primarily of marketable equipment, marketable inventory, accounts receivable, equity and debt securities, and time deposits.
At March 31, 2013, $5.22 billion of total commercial and industrial loans, or 27.0% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, and other business assets.
Commercial Real Estate Loans
Commercial real estate loans consist of investment properties loans, 1-4 family properties loans, and land acquisition loans. Commercial real estate loans are primarily originated through Synovus' local market banking divisions. These loans are subject to the same uniform lending policies referenced above. Total commercial real estate loans, which represent 32.8% of the total loan portfolio at March 31, 2013, were $6.36 billion, a decline of $86.7 million or 5.5% annualized from December 31, 2012 primarily as a result of pay-downs, charge-offs, and loan sales.
Investment Properties Loans
Total investment properties loans as of March 31, 2013 were $4.36 billion, or 68.6% of the total commercial real estate portfolio and 22.5% of the total loan portfolio, compared to $4.38 billion or 67.9% of the total commercial real estate portfolio, and 22.4% of the total loan portfolio at December 31, 2012. Investment properties loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses, and other commercial development properties. Synovus' investment properties portfolio is well diversified with no concentration by property type, geography (other than the fact that most of these loans are in Synovus' primary market areas of Georgia, Alabama, Tennessee, South Carolina, and Florida), or tenants. These loans have been underwritten with stressed interest rates and vacancies and are generally recourse in nature with short-term maturities (three years or less) allowing for restructuring opportunities that reduce Synovus' overall risk exposure. The investment properties loans are primarily secured by the property being financed by the loans; however, these loans may also be secured by real estate or other assets beyond the property being financed. Synovus completes semi-annual reviews of all investment properties loans of $1 million or more in order to more closely monitor the performance of the portfolio.
1-4 Family Properties Loans
At March 31, 2013, 1-4 family properties loans totaled $1.24 billion, or 19.4% of the total commercial real estate portfolio and 6.4% of the total loan portfolio, compared to $1.28 billion, or 19.8% of the total commercial real estate portfolio and 6.5% of the total loan portfolio at December 31, 2012. 1-4 family properties loans include construction loans to homebuilders, commercial mortgage loans to real estate investors, and residential development loans to developers and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. Underwriting standards for these types of loans include stricter approval requirements as well as more stringent underwriting standards than current regulatory guidelines. Construction and residential development loans are generally interest-only loans and typically have maturities of three years or less, and 1-4 family rental properties generally have maturities of three to five years, with amortization periods of up to fifteen to twenty years. Although housing and real estate markets in the five southeastern states within Synovus' footprint are showing signs of stabilization, Synovus has actively worked to reduce its exposure (including its exposure in historically high loss markets such as Atlanta) to these types of loans.
Residential C&D Loans
Total residential C&D loans (consisting of 1-4 family construction loans and residential development loans) were $370.5 million at March 31, 2013, a decline of $42.8 million from December 31, 2012. Synovus is not actively seeking to originate these types of loans.
Land Acquisition Loans
Total land acquisition loans were $762.6 million at March 31, 2013, or 3.9% of the total loan portfolio, a decline of 16.2% annualized from December 31, 2012. Land acquisition loans are secured by land held for future development, typically in excess of one year. These loans have short-term maturities and are typically unamortized. Land securing these loans is substantially within the Synovus footprint, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the loan to value of the collateral and the capacity of the guarantor(s). Generally, the maximum loan-to-value at the time of origination or refinancing is aligned with regulatory requirements.
The table below presents total residential C&D and land acquisition loans at March 31, 2013 and December 31, 2012.

Total Residential C&D and Land Acquisition Loans	March 31, 2013		December 31, 2012
(dollars in thousands)	Amount	Percent	Amount	Percent
Georgia(1)	$644,822	57.9%	$700,763	58.0%
Florida	160,664	14.4	165,682	13.7
South Carolina	157,233	14.1	157,217	13.0
Tennessee	17,302	1.6	21,951	1.8
Alabama	133,019	12.0	161,919	13.4
Total Residential C&D and Land Acquisition Loans	$1,113,040	100.0%	$1,207,532	100.0%

(1) Atlanta represents $243.7 million or 21.5% at March 31, 2013 and $253.8 or 21.0% at December 31, 2012.
Retail Loans
Retail loans at March 31, 2013 totaled $3.98 billion, representing 20.5% of the total loan portfolio compared to $4.01 billion, or 20.5% of the total loan portfolio at December 31, 2012. Small business loans at March 31, 2013 totaled $553.1 million, an increase of $36.7 million or 28.8% annualized compared to December 31, 2012. The increase in small business loans is partially due to a reclassification of loans, which are now underwritten using a business credit scoring system and thus is reported as small business loans, a component of retail loans. During the three months ended March 31, 2013, approximately $16 million of these loans were reclassified from the C&I portfolio to retail small business loans. As these small business loans included as a component of commercial and industrial loans are renewed or refinanced, they will be classified as small business loans as a component of retail loans.
The retail loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, HELOCs, credit card, automobile, small business, and other retail loans. The majority of Synovus' retail loans are consumer mortgages and home equity lines secured by first and second liens on residential real estate primarily located in the markets served by Synovus in Georgia, Florida, South Carolina, Alabama, and Tennessee. Credit card loans totaled $251.6 million at March 31, 2013, including $57.3 million of commercial credit card loans. These commercial credit card loans relate to Synovus' commercial and small business customers who utilize corporate credit cards for various business activities.
Retail loans are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores (most recently measured as of December 31, 2012). Weighted-average FICO scores within the residential real estate portfolio were 757 for HELOC and 735 for consumer mortgages as of December 31, 2012. Conservative debt-to-income ratios (average debt to income ratio of loans originated) were maintained in the first quarter of 2013 at 26.6%, as compared to 27.1% in the fourth quarter of 2012. Utilization rates (total amount outstanding as a percentage of total available lines) of 60.9% and 61.7% at March 31, 2013 and December 31, 2012, respectively, and loan-to-value ratios based upon prudent guidelines were maintained to ensure consistency with Synovus' overall risk philosophy. Apart from credit card loans and unsecured loans, Synovus does not originate loans with LTV ratios greater than 100% at origination except for infrequent situations provided that certain underwriting requirements are met. Additionally, at origination, loan maturities are determined based on the borrower's ability to repay (cash flow or earning power of the borrower that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions.
Risk levels 1-6 (descending) are assigned based upon a risk score matrix. At least annually, the retail loan portfolio data is sent to a consumer credit reporting agency for a refresh of customers' credit scores. The most recent credit score refresh was completed as of December 31, 2012. Revolving lines of credit are regularly reviewed for any material change in financial circumstances, and when appropriate, the line of credit may be suspended.
Sub-prime loans are not a part of Synovus' retail lending strategy, and Synovus does not currently develop or offer specific sub-prime, alt-A, no documentation or stated income retail residential real estate loan products. Synovus estimates that, as of March 31, 2013, it has approximately $144 million of retail residential real estate loans (5.0% of the retail portfolio and 0.8% of the total loan portfolio) that could be considered sub-prime. Synovus makes retail residential real estate lending decisions based upon a number of key credit risk determinants including credit scores, bankruptcy predictor scores, loan-to-value ratios, and debt-to-income ratios. Through its mortgage banking subsidiary, Synovus previously originated Fannie Mae alt-A loans which were generally sold into the secondary market. Synovus no longer originates such loans, and as of March 31, 2013 has $1.2 million of such loans remaining on its balance sheet.
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
Synovus has applied the Interagency Supervisory Guidance on Allowance for Loan and Lease Losses Estimation Practices for Loans and Lines of Credit Secured by Junior Liens on 1-4 Family Residential Properties published January 31, 2012. The guidance states that institutions should ensure that during the ALL estimation process, sufficient information is gathered to adequately assess the probable loss incurred within junior lien portfolios, and when an institution does not own or service the associated senior lien loans, it should use reasonably available tools to determine the payment status of the senior lien loans. Semi-annually, Synovus assesses the junior liens on loans secured by 1-4 family residential properties. Approximately $1 million in junior liens was classified as loss during the second half of 2012 upon implementation of this guidance. Synovus continues to enhance the process for obtaining available information on the payment status of senior liens associated with its junior liens on loans secured by 1-4 family residential properties. During the first quarter of 2013, primarily as a result of additional information regarding the senior liens, approximately $3 million in junior liens was classified as loss.
During the third quarter of 2012, the OCC issued accounting guidance on single family residential loans discharged in Chapter 7 bankruptcy that were not reaffirmed by the borrower. The guidance requires these loans to be classified as TDRs, regardless of payment performance, and the collateral deficiency to be classified as loss. Based on this guidance, approximately $4 million in loans were classified as accruing TDRs in 2012. For the three months ended March 31, 2013, there was no impact to accruing TDRs. The impact to the ALL for the adoption of this guidance was insignificant. Loans within the scope of this guidance that are less than 90 days past due were generally classified as accruing TDR's, and loans 90 days or more past due are generally classified as non-accruing TDR's.
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

Other Real Estate
The carrying value of ORE was $155.2 million, $150.3 million, and $201.4 million at March 31, 2013, December 31, 2012, and March 31, 2012, respectively. As of March 31, 2013, the ORE carrying value reflects cumulative write-downs totaling approximately $154 million, or 50% of the related loans' unpaid principal balance. During the three months ended March 31,

2013 and 2012, $31.2 million and $44.6 million, respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value. During the three months ended March 31, 2013 and 2012, Synovus recognized foreclosed real estate expense, net, of $10.9 million and $23.0 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and net realized losses resulting from sales transactions totaling $8.8 million and $17.3 million for the three months ended March 31, 2013 and 2012, respectively.
At foreclosure, ORE is reported at the lower of cost or fair value less estimated selling costs, which establishes a new cost basis. Subsequent to foreclosure, ORE is evaluated quarterly and reported at fair value less estimated costs to sell, not to exceed the new cost basis, determined on the basis of current appraisals, comparable sales and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments such as changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management's plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral, less costs to sell, is recorded as a charge against the allowance for loan losses.
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

Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the relative composition of deposits.

Composition of Deposits
(dollars in thousands)	March 31, 2013	%(1)	December 31, 2012	%(1)	March 31, 2012	%(1)
Non-interest bearing demand deposits	$5,152,276	25.1%	$5,665,527	26.9%	$5,535,844	25.0%
Interest bearing demand deposits	3,863,174	18.8	4,016,209	19.1	3,564,409	16.1
Money market accounts, excluding brokered deposits	6,127,945	29.8	6,136,538	29.1	6,770,924	30.6
Savings deposits	602,970	2.9	562,717	2.7	557,524	2.5
Time deposits, excluding brokered deposits	3,482,196	16.9	3,583,304	17.0	4,302,292	19.4
Brokered deposits	1,332,632	6.5	1,092,749	5.2	1,406,709	6.4
Total deposits	20,561,193	100.0	21,057,044	100.0	22,137,702	100.0
Core deposits(2)	19,228,561	93.5	19,964,295	94.8	20,730,993	93.6
Core deposits excluding time deposits(2)	$15,746,365	76.6%	$16,380,991	77.8%	$16,428,701	74.2%

(1) Deposits balance in each category expressed as percentage of total deposits.
(2) See reconciliation of “Non-GAAP Financial Measures” in this Report.
Total deposits at March 31, 2013 decreased $495.9 million, or 9.6% annualized, from December 31, 2012. The decline in total deposits was driven primarily by reductions in non-interest bearing and interest bearing demand deposits due to expected reductions in clearing and SCM temporary accounts which were at elevated levels at year-end. Total core deposits excluding time deposits at March 31, 2013 declined $634.6 million, or 15.7% annualized, from December 31, 2012 and non-interest bearing demand deposits as a percentage of total deposits decreased to 25.1% at March 31, 2013 from 26.9% at December 31, 2012. See reconciliation of “Non-GAAP Financial Measures” in this Report.
Time deposits of $100,000 and greater at March 31, 2013, December 31, 2012 and March 31, 2012 were $3.06 billion, $2.86 billion, and $3.57 billion respectively, and included brokered time deposits of $1.13 billion, $892.3 million, and $1.18 billion, respectively. These larger deposits represented 14.9%, 13.6%, and 16.1% of total deposits at March 31, 2013, December 31, 2012, and March 31, 2012, respectively, and included brokered time deposits which represented 5.5%, 4.2%, and 5.3% of total deposits at March 31, 2013, December 31, 2012, and March 31, 2012, respectively.
At March 31, 2013, brokered deposits represented 6.5% of Synovus' total deposits compared to 5.2% and 6.4% of total deposits at December 31, 2012 and March 31, 2012, respectively.
As a result of the Dodd-Frank Act, effective as of December 31, 2010, unlimited FDIC insurance coverage for non-interest bearing demand transaction accounts was extended through December 31, 2012. This component of the Dodd-Frank Act served to extend unlimited insurance coverage which was initially established by the TAGP. Insurance coverage for non-interest bearing demand deposits declined to $250,000 per depositor after December 31, 2012. As of March 31, 2013, the expiration of this unlimited coverage has had a very modest effect on Synovus' deposit balances. Synovus' ability to continue to retain these deposits will depend on numerous factors, including general economic conditions and the operating performance and credit quality of Synovus. See "Part I - Item 1A. Risk Factors - Regulation of the financial services industry continues to undergo major changes, and future legislation could increase our cost of doing business or harm our competitive position" of Synovus' 2012 Form 10-K.

Net Interest Income
The following table summarizes the components of net interest income for the three months ended March 31, 2013 and 2012, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

Net Interest Income	Three Months Ended March 31,
(in thousands)	2013	2012
Interest income	$230,391	262,654
Taxable-equivalent adjustment	618	798
Interest income, taxable equivalent	231,009	263,452
Interest expense	30,577	41,695
Net interest income, taxable equivalent	$200,432	221,757

Non-interest Income
Total reported non-interest income for the three months ended March 31, 2013 was $64.7 million, down 23.1%, or $19.4 million due to net investment securities gains of $20.1 million recorded during the three months ended March 31, 2012. Excluding net investment securities gains, non-interest income increased $620 thousand or 1.0% during the three months ended March 31, 2013 compared to the same period a year ago.
The following table shows the principal components of non-interest income.

Non-interest Income	Three Months Ended March 31,
(in thousands)	2013	2012
Service charges on deposit accounts	$19,521	18,231
Fiduciary and asset management fees	10,971	10,835
Brokerage revenue	7,594	6,647
Mortgage banking income	6,917	6,003
Bankcard fees	7,064	7,579
Investment securities gains, net	45	20,083
Other fee income	5,487	4,700
(Decrease) increase in fair value of private equity investments, net	(257)	93
Other non-interest income	7,379	9,968
Total non-interest income	$64,721	84,139

Principal Components of Non-interest Income

Service charges on deposit accounts for the three months ended March 31, 2013 were $19.5 million, up $1.3 million or 7.1%, from $18.2 million for the three months ended March 31, 2012. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees for the three months ended March 31, 2013 were $8.5 million, compared to $9.2 million for the same period a year earlier, a decrease of $663 thousand, or 7.2%. Approximately one half of the decline was due to two less business days than the first quarter of 2012; the remaining decline was due to fewer NSF transactions. Account analysis fees were $5.5 million and $5.2 million for the three months ended March 31, 2013 and March 31, 2012, respectively, up $289 thousand, or 5.5%. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $5.5 million and $3.8 million for the three months ended March 31, 2013 and March 31, 2012, respectively, up $1.7 million, or 43.7%.
Fiduciary and asset management fees are derived from providing estate administration, employee benefit plan administration, personal trust, corporate trust, corporate bond, investment management and financial planning services. Fiduciary and asset management fees were $11.0 million and $10.8 million for the three months ended March 31, 2013 and March 31, 2012, respectively, up $136 thousand, or 1.3%.
Brokerage revenue was $7.6 million and $6.6 million, respectively, for the three months ended March 31, 2013 and 2012. Brokerage revenue increased $947 thousand or 14.2% for the three months ended March 31, 2013 compared to the same period in 2012 due to aggressive pursuit of cross-selling strategies and improved market conditions. Brokerage revenue consists primarily of brokerage commissions.
Mortgage banking income increased $914 thousand, or 15.2%, for the three months ended March 31, 2013, compared to the same period in 2012, due to reductions in provision for mortgage repurchases and higher realization on mortgage loans sold. Mortgage production volume was $281.8 million and $299.2 million for the three months ended March 31, 2013 and 2012, respectively.
Bankcard fees decreased $515 thousand, or 6.8%, for the three months ended March 31, 2013, compared to the same period in 2012. Bankcard fees consist primarily of credit card interchange fees and debit card interchange fees. Debit card interchange fees were $3.7 million and $3.9 million for the three months ended March 31, 2013 and 2012, respectively, down 5.6%. Credit card interchange fees were $4.9 million in both periods.
Other fee income includes fees for letters of credit, safe deposit box fees, access fees for automated teller machine use, customer swap dealer fees, and other miscellaneous fee-related income. Other fee income increased $787 thousand, or 16.7% for the three months ended March 31, 2013 compared to the same period in 2012.
The main components of other non-interest income are income from company-owned life insurance policies, insurance commissions, card sponsorship fees, and other miscellaneous items. Other non-interest income decreased $2.6 million, or 26.0% for the three months ended March 31, 2013 compared to the same period in 2012.

Non-interest Expense
Non-interest expense for the three months ended March 31, 2013 decreased by $20.8 million, or 10.3%, compared to the three months ended March 31, 2012. The decline was led by significant reductions in foreclosed real estate expense and FDIC insurance expense. Core expenses for the three months ended March 31, 2013, which exclude restructuring charges, credit costs, and Visa indemnification charges, declined $10.6 million, or 6.1%. Synovus continues to focus on increasing efficiencies while investing in new technologies and in key talent. See "Non-GAAP Financial Measures" in this Report for applicable reconciliation.

The following table summarizes the components of non-interest expense for the three months ended March 31, 2013 and 2012.

Non-interest Expense
	Three Months Ended March 31,
(in thousands)	2013	2012
Salaries and other personnel expense	$93,917	92,622
Net occupancy and equipment expense	24,167	26,706
FDIC insurance and other regulatory fees	8,480	14,663
Foreclosed real estate expense, net	10,940	22,972
Losses (gains) on other loans held for sale, net	165	959
Professional fees	7,095	9,267
Third-party services	9,929	9,137
Visa indemnification charges	37	2,979
Restructuring charges	4,850	858
Other operating expenses	22,706	22,970
Total non-interest expense	$182,286	203,133

Total employees were 4,794 at March 31, 2013, down 369 or 7.1%, from 5,163 employees at March 31, 2012. Salaries and other personnel expenses increased 1.4% from $92.6 million for the three months ended March 31, 2012 to $93.9 million at March 31, 2013 primarily due to annual merit increases and increases in employee insurance expense.
Net occupancy and equipment expense declined $2.5 million, or 9.5% during the three months ended March 31, 2013, compared to the same period in 2012, primarily due to savings realized from ongoing efficiency initiatives, including the closing of 10 branches during 2012.
FDIC insurance costs and other regulatory fees decreased $6.2 million, or 42.2% for the three months ended March 31, 2013, compared to the same period in 2012, due to a decline in the assessment rate and assessment base for Synovus Bank.
Foreclosed real estate costs decreased $12.0 million or 52.4% for the three months ended March 31, 2013, compared to the same period in 2012. The decline was largely a result of lower levels of write-downs due to declines in fair value of ORE, as well as lower ORE inventory due to a reduction in the level of foreclosures. For further discussion of foreclosed real estate, see the section captioned “Other Real Estate” of this Report.
During the three months ended March 31, 2013 and 2012, Synovus recognized Visa indemnification charges of $37 thousand and $3.0 million, respectively, which are related to Synovus' obligations as a member of the Visa USA network.
Restructuring charges of $4.9 million recognized during the three months ended March 31, 2013 primarily consist of severance charges. For further explanation of restructuring charges, see "Note 3 - Restructuring Charges" of this Report for further discussion.

Income Tax Expense
Income tax expense was $17.0 million for the three months ended March 31, 2013 compared to an income tax benefit of $77 thousand for the three months ended March 31, 2012. The income tax impact for the three months ended March 31, 2012 was minimal because the Company recognized reductions to the deferred tax asset valuation allowance, which offset current tax expense. Following the reversal of substantially all of the deferred tax asset valuation allowance during the fourth quarter of 2012, the Company expects to record income tax expense during 2013 at an effective tax rate of approximately 37%. The actual effective income tax rate in future periods could be affected by items that are infrequent in nature, such as new legislation and changes in the deferred tax asset valuation allowance.
At March 31, 2013, total deferred tax assets, net of valuation allowance, were $792.7 million compared to $806.4 million at December 31, 2012. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases, including operating losses and tax credit carryforwards. Net deferred tax assets (deferred tax assets net of deferred tax liabilities and valuation allowance) are reported on the consolidated balance sheet as a component of total assets.
Management assesses the valuation allowance recorded against deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate, is subject to considerable judgment and requires an evaluation of all positive and negative evidence. At March 31, 2013 and December 31, 2012, the Company was in a three-year cumulative loss position, which represents negative evidence. However, based on the weight of all the positive and negative evidence at March 31, 2013, management has concluded that it is more likely than not that $792.7 million of the net deferred tax assets will be realized based upon future taxable income. The valuation allowance of $19.4 million and $18.7 million at March 31, 2013 and December 31, 2012, respectively, is related to specific state income tax credits and specific state NOL carryforwards that have various expiration dates through the tax year 2018 and 2028, respectively, and are expected to expire before they can be utilized.
The three-year cumulative loss position was driven by significant credit losses experienced during the recent financial crisis. While there have been significant improvements in credit quality trending, problem loans remain at elevated levels. The banking environment is expected to remain challenging due to economic and other uncertainties. Management believes it can confidently forecast future taxable income at sufficient levels over the future period of time the Company has available to realize its deferred tax assets.
Synovus expects to realize the $792.7 million in net deferred tax assets well in advance of the statutory carryforward period. At March 31, 2013, $189.3 million of existing deferred tax assets are not related to net operating losses or credits and therefore, have no expiration date. Approximately $507 million of the remaining deferred tax assets relate to federal net operating losses, which will expire in annual installments beginning in 2028 through 2032. Additionally, $69.6 million of the deferred tax assets relate to state NOLs which will expire in annual installments beginning in 2013 through 2032. Tax credit carryforwards at March 31, 2013 include federal alternative minimum tax credits totaling $19.6 million, which have an unlimited carryforward period. Other federal and state tax credits at March 31, 2013 total $26.6 million and will expire in annual installments beginning in 2013 through 2033.
Several legislative proposals have each called for lowering the current 35% federal corporate income tax rate. If the corporate income tax rate is lowered, it would reduce the value of the deferred tax assets, resulting in additional income tax expense in the period that such lower rate is enacted. Changes in future enacted income tax rates could be significant to the Company's financial position, results of operations, or cash flows.
The Tax Reform Act of 1986 contains provisions that limit the utilization of NOL carryovers if there has been an “ownership change” as defined in Section 382 of the IRC. In general, this would occur if ownership of common stock held by one or more 5% shareholders increased by more than 50 percentage points over their lowest pre-change ownership within a three year period. If Synovus experiences such an ownership change, the utilization of pre-change NOLs to reduce future federal income tax obligations could be limited. To reduce the likelihood of such an ownership change, Synovus adopted a Rights Plan in 2010 that was ratified by Synovus shareholders in 2011. The Rights Plan, as amended on April 24, 2013, will expire on April 28, 2016.

CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus believes that the most relevant way to assess credit quality is through an analysis of key credit quality metrics. This methodology forms the basis for the summary table below and the discussion in the subsequent sections: total credit costs, non-performing assets, NPL inflows, past due loans, TDRs, net charge-offs, provision for loan losses, and allowance for loan losses.
Synovus continuously monitors the credit quality of its loan portfolio and maintains an allowance for loan losses that management believes is sufficient to absorb probable losses inherent in its loan portfolio. Credit quality measures continued to show improvement during the first quarter of 2013.

The table below includes selected credit quality metrics.

Credit Quality Metrics	As of and for the Three Months Ended,
(dollars in thousands)	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Provision for loan losses	$35,696	146,526	63,572	44,222	66,049
Other credit costs	13,595	39,236	22,046	26,119	24,849
Total credit costs	$49,291	185,762	85,618	70,341	90,898
Non-performing loans(1)	513,227	543,333	700,204	755,161	836,039
Impaired loans held for sale(2)	9,129	9,455	10,019	31,306	18,317
Other real estate	155,237	150,271	189,182	174,941	201,429
Non-performing assets(3)	$677,593	703,059	899,405	961,408	1,055,785
Non-performing loans as a % of total loans	2.65%	2.78	3.55	3.84	4.21
Non-performing assets as a % of total loans, other loans held for sale, and ORE	3.47%	3.57	4.51	4.83	5.26
NPL inflows	$83,901	262,708	114,805	124,305	139,588
Loans 90 days past due and still accruing	5,799	6,811	8,972	5,863	8,388
As a % of loans	0.03%	0.03	0.05	0.03	0.04
Total past due loans and still accruing	$88,330	104,825	108,633	91,962	144,794
As a % of loans	0.46%	0.54	0.55	0.47	0.73
Net charge-offs	$57,329	193,525	96,493	98,691	94,749
Net charge-offs/average loans	1.18%	3.94	1.97	1.99	1.90
Allowance for loan losses	$351,772	373,405	420,404	453,325	507,794
Allowance for loan losses as a % of total loans	1.82%	1.91	2.13	2.30	2.56

(1) Allowance and cumulative write-downs on non-performing loans as a percentage of unpaid principal balance was approximately 32% at both March 31, 2013 and December 31, 2012.
(2) Represent only impaired loans that have been specifically identified to be sold. Impaired loans held for sale are carried at the lower of cost or fair value, less costs to sell, based primarily on estimated sales proceeds net of selling costs.
(3) Allowance and cumulative write-downs on non-performing assets as a percentage of unpaid principal balance was 37% at March 31, 2013, compared to 39% at December 31, 2012.
Total credit costs
Total credit costs (provision for loan losses plus other credit costs which consist primarily of foreclosed real estate expense, net, provision for losses on unfunded commitments, and charges related to other loans held for sale) for the quarters ended March 31, 2013 and March 31, 2012 were $49.3 million and $90.9 million, respectively, including provision for loan losses of $35.7 million and $66.0 million, respectively, and expenses related to foreclosed real estate of $10.9 million and $23.0 million, respectively. Total credit costs were at the lowest level in over five years and declined 45.8% from the first quarter of 2012, driven by a 46.0% decrease in provision for loan losses.
Non-performing Assets
Total NPAs were $677.6 million at March 31, 2013, a $25.5 million decrease from December 31, 2012 and a $378.2 million or 35.8% from $1.06 billion at March 31, 2012. Non-performing assets, which are at their lowest levels in six years, declined for the eleventh consecutive quarter and were primarily impacted by lower NPL inflows, asset dispositions, and charge-offs. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate were 3.47% at March 31, 2013 compared to 3.57% at December 31, 2012, and 5.26% at March 31, 2012. The total specific reserves, ORE valuation allowances, and cumulative write-downs on NPAs as a percentage of unpaid principal balance related to all NPAs at March 31, 2013 was 37%, compared to 39% at December 31, 2012. Management currently believes that NPAs and NPLs will continue on an overall downward trend throughout 2013.
NPL inflows during the first quarter of 2013 were $83.9 million, the lowest level in over five years and down $55.7 million or 39.9% from the first quarter of 2012 additions of $139.6 million. NPL inflows were in line with expectations, and management currently expects NPL inflows to continue on an overall downward trend during the remainder of 2013.

NPL Inflows by Portfolio Type
	Three Months Ended
(in thousands)	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Investment properties	$12,058	79,173	34,414	36,436	14,418
1-4 family properties	20,350	17,860	19,811	19,562	26,941
Land acquisition	6,562	125,653	16,116	15,114	39,454
Total commercial real estate	38,970	222,686	70,341	71,112	80,813
Commercial and industrial	20,460	21,559	25,062	34,008	38,947
Retail	24,471	18,463	19,402	19,185	19,828
Total NPL inflows	$83,901	262,708	114,805	124,305	139,588

Past Due Loans
Loans past due 90 days or more, which based on a determination of collectability are accruing interest, are classified as past due loans. Synovus' policy prohibits making additional loans to a borrower, or any related interest of a borrower, who is on nonaccrual status except under certain workout plans and if such extension of credit aids with loss mitigation. Additionally, Synovus' policy discourages making additional loans to a borrower, or any related interest of the borrower, who has a loan that is past due as to principal or interest for more than 90 days and remains on accruing status.
As a percentage of total loans outstanding, loans 90 days past due and still accruing interest were 0.03% at both March 31, 2013 and December 31, 2012. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments.
Troubled Debt Restructurings
When borrowers are experiencing financial difficulties, Synovus may, in order to assist the borrowers in repaying the principal and interest owed to Synovus, make certain modifications to the borrower's loan. All loan modifications and renewals are evaluated for troubled debt restructuring (TDR) classification. In accordance with ASU 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, issued in April 2011, a TDR is defined as a modification with a borrower that is experiencing financial difficulties, and Synovus has granted a financial concession that it would not normally make. The market rate concept in ASU 2011-02 states that if a borrower does not otherwise have access to funds at a market interest rates for debt with characteristics similar to those of the restructured debt, the restructuring would be considered to be at a below-market rate, which indicates that the lender may have granted a concession. Since Synovus often increases or maintains the interest rate upon renewal of a commercial loan, including renewals of loans involving borrowers experiencing financial difficulties, the market rate concept has become a significant factor in determining if a loan is classified as a TDR. All TDRs are considered to be impaired loans, and the amount of impairment, if any, is determined in accordance with ASC 310-10-35, Accounting By Creditors for Impairment of a Loan-an amendment of ASC 450-20 and ASC 310-40.
Concessions provided by Synovus in a TDR are generally made in order to assist borrowers so that debt service is not interrupted and to mitigate the potential for loan losses. A number of factors are reviewed when a loan is renewed, refinanced, or modified, including cash flows, collateral values, guarantees, and loan structures. Concessions are primarily in the form of either providing a below market interest rate given the borrower's credit risk to assist the borrower in managing cash flows, or an extension of the maturity of the loan generally for less than one year, or a period of time generally less than one year with a reduction of required principal and/or interest payments (e.g., interest only for a period of time). These types of concessions may be made during the term of a loan or upon the maturity of a loan, as a loan renewal. Multiple types of concessions may be granted concurrent with the restructuring. Renewals of loans made to borrowers experiencing financial difficulties are evaluated for TDR designation by determining if concessions are being granted, including consideration of whether the renewed loan has an interest rate that is at market, given the credit risk related to the loan. Insignificant periods of reduction of principal and/or interest payments, or one time deferrals of three months or less, are generally not considered to be financial concessions. Further, it is generally Synovus' practice not to defer principal and/or interest for more than twelve months.
Since 2009, for consumer mortgage borrowers experiencing financial difficulties that evidence that current monthly payments are unsustainable, Synovus has been providing through its consumer real estate HAP, a below market interest rate given the borrower's credit risk and/or an extension of the maturity and amortization period beyond loan policy limits for renewed loans. All consumer loans restructured or modified under HAP are TDRs. As of March 31, 2013, there were $28.8 million in accruing TDRs that were part of the HAP program.
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
Accruing TDRs were $623.9 million at March 31, 2013, down 7.3% from $673.4 million at December 31, 2012. At March 31, 2013, the allowance for loan losses allocated to these accruing TDRs was $38.9 million compared to $41.4 million at December 31, 2012. Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At March 31, 2013, over 99% of accruing TDRs were current, and 58.1% or $362.5 million of accruing TDRs were graded as pass (17.2%) or special mention (40.9%) loans. At March 31, 2013, troubled debt restructurings (accruing and non-accruing) were $721.5 million, a decrease of $46.3 million or 6.0% compared to December 31, 2012.

Accruing TDRs by Risk Grade	March 31, 2013		December 31, 2012
(dollars in thousands)	Amount	%	Amount	%
Pass	$107,580	17.2%	$145,435	21.6%
Special mention	254,883	40.9	248,661	36.9
Substandard accruing	261,437	41.9	279,287	41.5
Total accruing TDRs	$623,900	100.0%	$673,383	100.0%

Accruing TDRs Aging and Allowance for Loan Losses by Portfolio Class
	March 31, 2013
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$176,340	164	—	176,504	9,361
1-4 family properties	100,354	—	—	100,354	8,862
Land acquisition	81,335	—	—	81,335	6,885
Total commercial real estate	358,029	164	—	358,193	25,108
Commercial and industrial	197,470	1,954	—	199,424	12,425
Home equity lines	8,689	—	—	8,689	178
Consumer mortgages	48,301	1,331	—	49,632	921
Credit cards	—	—	—	—	—
Small business	(202)	202	—	—	—
Other retail loans	7,908	54	—	7,962	263
Total retail	64,696	1,587	—	66,283	1,362
Total accruing TDRs	$620,195	3,705	—	623,900	38,895

	December 31, 2012
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$179,832	1,230	—	181,062	10,721
1-4 family properties	107,813	336	—	108,149	10,329
Land acquisition	82,234	1,557	—	83,791	5,949
Total commercial real estate	369,879	3,123	—	373,002	26,999
Commercial and industrial	231,708	3,079	—	234,787	13,018
Home equity lines	8,696	—	—	8,696	195
Consumer mortgages	47,422	1,570	—	48,992	880
Credit cards	—	—	—	—	—
Small business	2,647	686	—	3,333	184
Other retail loans	4,064	509	—	4,573	74
Total retail	62,829	2,765	—	65,594	1,333
Total accruing TDRs	$664,416	8,967	—	673,383	41,350

Nonaccruing TDRs by Type
(in thousands)	March 31, 2013	December 31, 2012
Investment properties	$18,678	11,812
1-4 family properties	26,093	26,084
Land acquisition	27,101	31,573
Total commercial real estate	71,872	69,469
Commercial and industrial	17,779	19,053
Home equity lines	986	992
Consumer mortgages	6,046	3,352
Small business	419	1,062
Other retail loans	495	467
Total retail	7,946	5,873
Total nonaccruing TDRs	$97,597	94,395

Potential Problem Loans
Potential problem loans are defined by management as being certain performing loans with a well-defined weakness where there is known information about possible credit problems of borrowers which causes management to have concerns about the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans consist of commercial substandard accruing loans but exclude loans 90 days past due and still accruing interest and accruing TDRs classified as substandard. Synovus had $374.3 million of potential problem commercial loans at March 31, 2013 compared to $369.5 million and $685.5 million at December 31, 2012 and March 31, 2012, respectively. At March 31, 2013, the allowance for loan losses allocated to these potential problem loans was $36.1 million compared to $36.3 million and $84.9 million at December 31, 2012 and March 31, 2012, respectively. Synovus cannot predict at this time whether these potential problem loans ultimately will become non-performing loans or result in losses.
Net Charge-offs
Net charge-offs for the three months ended March 31, 2013 were $57.3 million or 1.18% as a percentage of average loans annualized, a decrease of $37.4 million or 39.5% compared to $94.7 million or 1.90% as a percentage of average loans annualized for the three months ended March 31, 2012. The decline in net charge-offs was driven by lower impairment charge-offs on existing collateral dependent impaired loans, and lower charge-offs due to a decline in both NPL inflows and asset dispositions.
The following tables show net charge-offs by loan type for the three months ended March 31, 2013 and 2012.

Net Charge-offs by Loan Type
	Three Months Ended March 31,
(in thousands)	2013	2012
Investment properties	$12,752	17,467
1-4 family properties	3,003	16,324
Land for future development	16,918	14,166
Total commercial real estate	32,673	47,957
Commercial and industrial	12,639	33,804
Retail	12,017	12,988
Total net charge-offs	$57,329	94,749

Provision for Loan Losses and Allowance for Loan Losses
For the three months ended March 31, 2013, the provision for loan losses was $35.7 million, a decrease of $30.4 million or 46.0% compared to the three months ended March 31, 2012. This decrease in the provision for loan losses was primarily a result of the following:

•	Reduced net loan charge-offs by $37.4 million or 39.5% from $94.7 million for the three months ended March 31, 2012 to $57.3 million for the three months ended March 31, 2013;

•	Reduced NPL inflows by $55.7 million or 39.9% from $139.6 million for the three months ended March 31, 2012 to $83.9 million for the three months ended March 31, 2013;

•	Reduced loans rated special mention by $695.1 million or 35.4% from $1.97 billion at March 31, 2012 to $1.27 billion at March 31, 2013; and

•	Pass rated loans as a percentage of total loans were 87.4% at March 31, 2013 compared to 80.5% at March 31, 2012.
The allowance for loan losses at March 31, 2013 was $351.8 million or 1.82% of total loans compared to $373.4 million or 1.91% of total loans at December 31, 2012 and $507.8 million or 2.56% of total loans at March 31, 2012. The decrease in the allowance for loan losses is primarily due to continued improvement in credit quality trends, which includes reduced NPL inflows, NPLs and net charge-offs.
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
The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Capital Ratios
(dollars in thousands)	March 31, 2013	December 31, 2012
Tier 1 capital(1)
Synovus Financial Corp.	$2,866,490	2,832,244
Synovus Bank	3,241,436	3,173,530
Tier 1 common equity(1)
Synovus Financial Corp.	1,896,485	1,864,917
Total risk-based capital
Synovus Financial Corp.	3,493,091	3,460,998
Synovus Bank	$3,506,871	3,441,364
Tier 1 capital ratio(1)
Synovus Financial Corp.	13.50%	13.24
Synovus Bank	15.33	14.88
Tier 1 common equity ratio(1)
Synovus Financial Corp.	8.93	8.72
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	16.45	16.18
Synovus Bank	16.58	16.14
Leverage ratio
Synovus Financial Corp.	11.27	11.00
Synovus Bank	12.80	12.41
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	9.89%	9.66

(1) See reconciliation of “Non-GAAP Financial Measures” in this Report.
As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. The capital measures used by the federal banking regulators include the total risk-based capital ratio, the Tier 1 risk-based capital ratio, and the leverage ratio. Synovus Bank is a state-chartered bank under the regulations of the GA DBF. Under applicable regulations, Synovus Bank is well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure. However, even if Synovus Bank satisfies all applicable quantitative criteria to be considered well-capitalized, the regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. In June 2010, Synovus Bank entered into a MOU with the FDIC and the GA DBF agreeing to maintain a minimum leverage ratio of 8% and a minimum total risk-based capital to risk-weighted assets ratio of 10%. Management believes that, as of March 31, 2013, Synovus and Synovus Bank meet all capital requirements to which they are subject. See reconciliation of "Non-GAAP Financial Measures" in this Report.
As of March 31, 2013, Synovus and Synovus Bank's capital have been favorably impacted by seven and eight consecutive quarters of profitability, respectively. At March 31, 2013, based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that $792.7 million of the net deferred tax asset will be realized based upon future taxable income. While there are limitations on the inclusion of deferred tax assets for regulatory capital based on Tier 1 capital levels and projected future earnings, the recent reversal of the valuation allowance favorably impacted capital. The DTA limitation will continue to decrease over time, thus creating additional regulatory capital in future periods. As of March 31, 2013, the amount of disallowed deferred tax assets was $687.0 million, compared to $710.5 million at December 31, 2012. See “Part I - Item 1A. Risk Factors - While we recently reversed the valuation allowance for our deferred tax assets, we may not be able to realize these assets in the future and they may be subject to additional valuation allowances, which could adversely affect our operating results and regulatory capital ratios" of Synovus' 2012 Form 10-K.
While the level of credit losses has declined significantly from the peak with all key credit quality measures continuing to improve, current levels of credit losses and non-performing assets remain elevated compared to historical levels as a result of an extended period of economic downturn that impacted all segments of the United States economy. The cumulative effect of these credit losses over recent years has negatively impacted Synovus' capital position. As a result, Synovus completed a number of steps to strengthen its capital position as described below. As Synovus emerges from the financial crisis, management continuously and actively manages capital, including forecasting and stress testing in line with regulatory guidance issued in May of 2012 for both expected and more adverse economic conditions, and will pursue additional strategies designed to bolster its capital position when and as deemed necessary. If credit losses exceed management's current expectations, they could adversely impact Synovus' capital ratios.
During 2008, 2009, and 2010, Synovus completed several public offerings and other capital actions.
In December 2008, Synovus issued 967,870 shares of Series A Preferred Stock to the United States Department of the Treasury as part of the CPP, generating $967.9 million of Tier 1 Capital. During 2009 and 2010, Synovus issued an aggregate of 443,250,000 shares of Common Stock and issued 13,800,000 units of tMEDS through two public offerings. The Common Stock and tMEDS offerings increased Tier 1 common equity by $1.61 billion. On May 15, 2013, each tMED will automatically settle and Synovus will issue up to 122,848,968 shares of Common Stock plus cash in lieu of any fractional shares to holders of the tMEDS as of the settlement date. See "Part II - Item 8. Financial Statements and Supplementary Data - Notes 13 - Equity" and "Note 14 - Regulatory Capital" of Synovus' 2012 Form 10-K for further information regarding the 2009 and 2010 Common Stock offerings, tMEDS offering, and other actions taken to bolster capital.
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
Management currently believes, based on internal capital analyses and earnings projections, that Synovus' capital position is adequate to meet current and proposed regulatory minimum capital requirements. However, Synovus continues to actively monitor economic conditions, evolving industry capital standards, and changes in regulatory standards and requirements, and engages in regular discussions with its regulators regarding capital at both Synovus and Synovus Bank. Synovus Bank's classified assets, as a percentage of Tier 1 capital and the allowance for loan losses, declined to 36.68% at March 31, 2013, compared to 38.07% at December 31, 2012. Synovus Financial Corp.'s classified asset ratio was 43.45% at March 31, 2013 compared to 44.83% at December 31, 2012. As part of its ongoing management of capital, Synovus will continue to identify, consider, and pursue additional strategic initiatives to bolster its capital position as deemed necessary, including strategies in connection with the Company's repayment of TARP and strategies that may be required to meet the requirements of Basel III and other regulatory initiatives regarding capital. Management currently expects to repay TARP during the third quarter of 2013, subject to regulatory approval.

Dividends
Synovus has historically paid a quarterly cash dividend to the holders of its Common Stock. Management closely monitors trends and developments in credit quality, liquidity (including dividends from subsidiaries), financial markets and other economic trends, as well as regulatory requirements regarding the payment of dividends, all of which impact Synovus’ capital position. Management will continue to periodically review dividend levels to determine if they are appropriate in light of these factors and the restrictions on payment of dividends described below and on "Part II - Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities - Dividends" of Synovus' 2012 Form 10-K. Synovus' ability to pay dividends is partially dependent upon dividends and distributions that it receives from its bank and non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality and overall financial condition.
As previously disclosed in "Part I - Item 1A - Risk Factors - We presently are subject to, and in the future may become subject to, supervisory actions and enhanced regulation that could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our Common Stock” of Synovus' 2012 Form 10-K, Synovus has been a party to the Synovus MOU with the Atlanta Fed and the GA DBF since 2009. The Atlanta Fed and the GA DBF terminated the Synovus MOU effective as of April 22, 2013. The Synovus MOU was replaced with a resolution adopted by Synovus' Board of Directors relating to, among other things, continued emphasis on improving asset quality and maintaining strong levels of capital and liquidity. Synovus is required to inform and consult with the applicable regulatory agencies in advance of declaring or paying any future dividends, and those regulatory agencies could decide at any time that paying any dividends could be an unsafe or unsound banking practice. The Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has in some cases discouraged payment unless both asset quality and capital are very strong. In addition, pursuant to the terms of the Synovus Bank MOU, Synovus Bank cannot pay any cash dividends without the approval of the FDIC and the Georgia Commissioner.
Synovus is also subject to contractual restrictions that limit its ability to pay dividends if there is an event of default under such contract. Synovus is presently subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on business, operating flexibility, financial condition, and the value of its Common Stock. See "Part I - Item 1. Business - Supervision, Regulation and Other Factors - Dividends," "Part I - Item 1A. Risk factors - "We presently are subject to, and in the future may become subject to, supervisory actions and enhanced regulation that could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our Common Stock" and "We may be unable to pay dividends on our Common Stock” of Synovus' 2012 Form 10-K for additional information regarding dividends on Synovus stock.
Synovus declared and paid dividends of $0.01 per common share for the three months ended March 31, 2013 and 2012, respectively. In addition to dividends paid on its Common Stock, Synovus paid dividends of $12.1 million to the Treasury on its Series A Preferred Stock during both the three months ended March 31, 2013 and 2012.

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
As a result of the Dodd-Frank Act, effective as of December 31, 2010, unlimited FDIC insurance coverage for non-interest bearing demand transaction accounts was extended through December 31, 2012. This component of the Dodd-Frank Act served to extend unlimited insurance coverage which was initially established by the TAGP. Insurance coverage for non-interest bearing demand deposits declined to $250,000 per depositor after December 31, 2012. As of the filing date of this Report, the expiration of this unlimited coverage has had a very modest effect on Synovus' deposit balances. Synovus' ability to continue to retain these deposits will depend on numerous factors, including general economic conditions and the operating performance and credit quality of Synovus. See "Part I - Item 1A. Risk Factors - Regulation of the financial services industry continues to undergo major changes, and future legislation could increase our cost of doing business or harm our competitive position" of Synovus' 2012 Form 10-K.
Synovus Bank also generates liquidity through the national deposit markets. Synovus Bank issues longer-term certificates of deposit across a broad geographic base to increase its liquidity and funding position. Access to these deposits could become more limited if Synovus Bank’s asset quality and financial performance were to significantly deteriorate. Synovus Bank has the capacity to access funding through its membership in the FHLB System. At March 31, 2013, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.
In addition to bank level liquidity management, Synovus must manage liquidity at the Parent Company for various operating needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of dividends on our Common Stock and Series A Preferred Stock, and payment of general corporate expenses. The primary source of liquidity for Synovus consists of dividends from Synovus Bank which is governed by certain rules and regulations of the GA DBF and FDIC. Dividends from Synovus Bank in 2010 were $43.9 million. During 2012 and 2011, Synovus Bank did not pay dividends to the Parent Company. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality and overall condition. See “Part I - Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results” of Synovus' 2012 Form 10-K.
Synovus currently expects to repay TARP during the third quarter of 2013, subject to regulatory approval. Management currently expects that the largest single repayment source will be existing cash consisting primarily of dividends from Synovus Bank, which are also subject to regulatory approval. If Synovus does not receive dividends from Synovus Bank in the timeframe and in the amounts assumed in its TARP repayment assumptions, Synovus' ability to repay TARP could be delayed or adversely affected.
In 2009, Synovus entered into the Synovus MOU with the Atlanta Fed and the GA DBF. The Atlanta Fed and the GA DBF have terminated the Synovus MOU effective as of April 22, 2013. The Synovus MOU has been replaced with a resolution adopted by Synovus’ Board of Directors relating to, among other things, continued emphasis on improving asset quality and maintaining strong levels of capital and liquidity. In 2010, Synovus Bank entered into the Synovus Bank MOU with the GA DBF and the FDIC. Pursuant to the terms of the Synovus Bank MOU, Synovus Bank cannot pay any cash dividends without the approval of the FDIC and the Georgia Commissioner. Based upon current discussions with the GA DBF and the FDIC, Synovus currently expects that the Bank MOU will be terminated and replaced with a resolution adopted by Synovus’ Board of Directors in the near future.
On February 13, 2012, Synovus issued $300 million aggregate principal amount of the 2019 Senior Notes in a public offering for aggregate proceeds of $292.6 million, net of discount and debt issuance costs. Concurrent with this offering, Synovus announced a Tender Offer for any and all of its 2013 Notes, with a total principal amount outstanding of $206.8 million. An aggregate principal amount of $146.1 million of the 2013 Notes, representing 71% of the outstanding principal amount, were tendered in the Tender Offer. Synovus paid total consideration of $146.1 million for these notes, which was funded from a portion of the net proceeds of the 2019 Senior Notes.
Synovus has historically enjoyed a solid reputation in the capital markets and in the past few years has relied on the capital and debt markets to provide needed liquidity resources, including its public offerings completed in September 2009, May 2010 and February 2012. Despite the success of these public offerings, there can be no assurance that Synovus will be able to obtain additional new borrowings or issue additional equity on favorable terms, if at all. See "Part I – Item 1A. Risk Factors - Our status as a non-investment grade issuer and any further reductions in our credit rating could increase the cost of our funding from the capital markets and impact our liquidity” of Synovus' 2012 Form 10-K.
Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs through the near future. However, if economic conditions were to significantly deteriorate, regulatory capital requirements for Synovus or Synovus Bank increase as the result of regulatory directives or otherwise, or Synovus believes it is prudent to enhance current liquidity levels, then Synovus may seek additional liquidity from external sources.

See "Part I – Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results" of Synovus' 2012 Form 10-K.

Earning Assets and Sources of Funds
Average total assets for three months ended March 31, 2013 decreased $821.9 million, or 3.0%, to $26.21 billion as compared to $27.03 billion for the first three months of 2012. Average earning assets decreased $1.43 billion, or 5.7%, in the first three months of 2013 compared to the same period in 2012 and represented 90.4% of average total assets at March 31, 2013, as compared to 92.9% at March 31, 2012. The reduction in average earning assets resulted from a $592.9 million decrease in average taxable investment securities, a $466.3 million reduction in average interest bearing funds at the Federal Reserve Bank, and a $391.6 million net decrease in net loans outstanding. Average interest bearing liabilities decreased $1.3 billion, or 7.1%, to $17.22 billion in the first three months of 2013 compared to the same period in 2012. The decrease in funding sources utilized to support earning assets was driven by a $1.5 billion decrease in average interest bearing deposits partially offset by a $302.3 million increase in average long-term debt.
Net interest income for the three months ended March 31, 2013 was $199.8 million a decrease of $21.1 million, or 9.57%, compared to $221.0 million for the three months ended March 31, 2012.
The net interest margin for the three months ended March 31, 2013 was 3.43%, down 12 bps from 3.55%, for the three months ended March 31, 2012. Earning asset yields decreased by 27 bps compared to the three months ended March 31, 2012 while the effective cost of funds decreased by 15 bps. The primary factors negatively impacting earning asset yields were a 91 bps decrease in the yield on taxable investment securities and a 33 bps decline in loan yields. The investment yield decrease was due to significantly lower yields available for the reinvestment of maturing higher yielding securities and continued high levels of mortgage prepayment activity resulting in the acceleration of the amortization of mortgage security purchase premiums. Loan yield decreases were primarily driven by downward pricing of maturing and prepaid loans. Earning asset yields were positively impacted by the reduction in low yielding funds held at the Federal Reserve Bank. The effective cost of funds was positively impacted by the downward repricing of maturing certificates of deposit, a decrease in the effective cost of core money market and interest-bearing demand deposits, and a deposit mix shift from time deposits to lower-cost core deposits. As compared to the three months ended March 31, 2012, core certificates of deposit declined by 40 bps and core money market accounts declined by 16 bps. See reconciliation of "Non-GAAP Financial Measures" in this Report.
On a sequential quarter basis, net interest income decreased by $7.6 million and the net interest margin decreased by 2 bps to 3.43%. Yields on earning assets decreased 4 bps and the effective cost of funds decreased by 2 bps. Yields on earning assets were negatively impacted by a 4 bp decrease in loan yields and an 18 bp decrease in taxable investment security yields. Investment yields continued to be negatively impacted by high prepayment levels and lower yields available for reinvestment. The effective cost of funds was positively impacted by downward repricing of core and brokered time deposits.
Earning asset yields are expected to decline further, although modestly, due to current low market yields and the maturity and prepayment of older higher yielding assets. Funding costs could decline, although downward deposit repricing opportunities are becoming more limited. Current expectations are that the factors noted above will result in some further modest pressure on the net interest margin during the remainder of 2013.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Average Balances, Interest, and Yields	2013	2012
(dollars in thousands) (yields and rates annualized)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest Earning Assets:
Taxable investment securities (1)	$2,984,129	3,069,000	3,495,838	3,539,376	3,577,026
Yield	1.44%	1.62	1.67	2.11	2.35
Tax-exempt investment securities(1)(3)	$14,362	17,377	19,503	21,408	23,559
Yield (taxable equivalent)	6.34%	6.59	6.47	6.40	6.36
Trading account assets	$8,629	9,600	12,343	13,647	14,975
Yield	7.12%	8.15	8.27	6.93	7.47
Commercial loans(2)(3)	$15,464,065	15,692,588	15,691,881	15,941,719	16,144,615
Yield	4.46%	4.48	4.63	4.67	4.76
Consumer loans(2)	$3,997,557	3,992,986	3,940,000	3,896,941	3,866,084
Yield	4.73%	4.75	4.80	4.87	4.95
Allowance for loan losses	$(372,239)	(405,237)	(446,495)	(498,419)	(529,669)
Loans, net (2)	$19,089,383	19,280,337	19,185,386	19,340,241	19,481,030
Yield	4.61%	4.65	4.79	4.85	4.94
Mortgage loans held for sale	$179,507	208,839	175,199	90,499	112,040
Yield	3.80%	3.72	4.03	4.99	4.88
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	$1,343,652	1,366,422	1,215,743	1,668,814	1,830,295
Yield	0.24%	0.24	0.24	0.24	0.24
Federal Home Loan Bank and Federal Reserve Bank Stock (4)	$65,330	66,630	53,239	63,665	78,100
Yield	2.36%	2.03	1.87	1.85	1.43
Total interest earning assets	$23,684,992	24,018,205	24,157,251	24,737,650	25,117,025
Yield	3.95%	3.99	4.09	4.14	4.22
Interest Bearing Liabilities:
Interest bearing demand deposits	$3,839,707	3,872,025	3,344,561	3,404,540	3,540,327
Rate	0.18%	0.18	0.19	0.22	0.25
Money Market accounts	$6,135,649	6,251,374	6,751,607	6,769,037	6,755,769
Rate	0.33%	0.33	0.33	0.42	0.49
Savings deposits	$581,792	558,726	557,086	557,149	534,118
Rate	0.11%	0.10	0.10	0.11	0.12
Time deposits under $100,000	$1,581,092	1,648,554	1,763,864	1,868,348	1,967,084
Rate	0.69%	0.74	0.85	0.97	1.08
Time deposits over $100,000	$1,958,870	2,015,582	2,176,488	2,336,496	2,480,044
Rate	0.93%	0.99	1.11	1.23	1.33
Brokered money market accounts	$202,734	180,216	186,336	222,916	223,113
Rate	0.32%	0.34	0.33	0.33	0.28
Brokered time deposits	$1,013,461	800,434	820,908	1,036,521	1,346,868
Rate	0.99%	1.42	1.83	1.94	1.89
Total interest bearing deposits	$15,313,305	15,326,911	15,600,850	16,195,007	16,847,323
Rate	0.44%	0.47	0.54	0.64	0.73
Federal funds purchased and other short-term liabilities	$214,661	266,431	350,183	368,984	296,018
Rate	0.17%	0.17	0.17	0.18	0.24
Long-term debt	$1,688,580	1,740,588	1,372,741	1,326,239	1,386,324

Rate	3.26%	3.31	4.09	4.34	3.19
Total interest bearing liabilities	$17,216,546	17,333,930	17,323,774	17,890,230	18,529,665
Rate	0.72%	0.75	0.81	0.91	0.90
Non-interest bearing demand deposits	$5,232,587	5,466,312	5,560,827	5,606,352	5,397,964
Effective cost of funds	0.52%	0.54	0.58	0.66	0.67
Net interest margin	3.43%	3.45	3.51	3.48	3.55
Taxable equivalent adjustment	$618	766	761	780	798

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

Net Interest Income and Rate/Volume Analysis
The following tables set forth the major components of net interest income and the related annualized yields and rates for the three months ended March 31, 2013 and 2012, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Net Interest Income and Rate/Volume Analysis
	Three Months Ended March 31,						2013 Compared to 2012
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2013	2012	2013	2012	2013	2012	Volume	Rate
Assets
Interest earning assets:
Taxable investment securities	$2,984,129	3,577,026	$10,583	20,858	1.44%	2.35%	$(3,436)	(6,839)	$(10,275)
Tax-exempt investment securities(2)	14,362	23,559	228	375	6.34	6.36	(144)	(3)	(147)
Total investment securities	2,998,491	3,600,585	10,811	21,233	1.46	2.38	(3,580)	(6,842)	(10,422)
Trading account assets	8,629	14,975	154	278	7.12	7.43	(116)	(8)	(124)
Taxable loans, net(1)	19,338,467	19,864,578	215,598	237,282	4.52	4.74	(6,227)	(15,457)	(21,684)
Tax-exempt loans, net(1)(2)	123,155	146,121	1,541	1,912	5.08	5.26	(298)	(73)	(371)
Allowance for loan losses	(372,239)	(529,669)
Loans, net	19,089,383	19,481,030	217,139	239,194	4.61	4.94	(6,525)	(15,530)	(22,055)
Mortgage loans held for sale	179,507	112,040	1,706	1,367	3.80	4.88	812	(474)	338
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	1,343,652	1,830,295	814	1,102	0.24	0.24	(288)	—	(288)
Federal Home Loan Bank and Federal Reserve Bank stock	65,330	78,100	385	278	2.36	1.43	(45)	152	107
Total interest earning assets	$23,684,992	25,117,025	$231,009	263,452	3.95%	4.22	$(9,742)	(22,702)	$(32,444)
Cash and due from banks	458,103	456,652
Premises and equipment, net	479,365	485,971
Other real estate	150,303	213,592
Other assets(3)	1,441,489	762,879
Total assets	$26,214,252	27,036,119

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$3,839,707	3,540,327	$1,729	2,209	0.18%	0.25	$184	(664)	$(480)
Money market accounts	6,338,383	6,978,882	5,179	8,344	0.33	0.48	(758)	(2,407)	(3,165)
Savings deposits	581,792	534,118	151	155	0.11	0.12	14	(19)	(5)
Time deposits	4,553,423	5,793,997	9,657	19,779	0.86	1.37	(4,191)	(5,931)	(10,122)
Federal funds purchased and securities sold under repurchase agreements	214,661	296,017	91	180	0.17	0.24	(48)	(41)	(89)
Long-term debt	1,688,580	1,386,324	13,770	11,028	3.26	3.19	2,377	366	2,743
Total interest-bearing liabilities	$17,216,546	18,529,665	$30,577	41,695	0.72%	0.90	$(2,422)	(8,696)	$(11,118)
Non-interest bearing deposits	5,232,587	5,397,964
Other liabilities	192,462	250,836
Shareholders' equity	3,572,657	2,857,654
Total liabilities and equity	$26,214,252	27,036,119
Net interest income/margin			200,432	221,757	3.43%	3.55%
Taxable equivalent adjustment			618	798
Net interest income, actual			$199,814	220,959			$(7,320)	(14,006)	$(21,326)

(1) Average loans are shown net of unearned income. Non-performing loans are included. Interest income includes fees as follows: 2013 - $5.8 million, 2012 - $4.5 million.
(2) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35% in adjusting interest on tax-exempt loans and investment securities to a taxable-
equivalent basis.
(3) Includes average net unrealized gains (losses) on investment securities available for sale of $41.5 million and $73.8 million for the three months ended March 31, 2013 and
2012, respectively.

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
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0% to 0.25% and the current prime rate of 3.25%. Due to the targeted federal funds rate being at or near 0% at this time, only rising rate scenarios have been modeled. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points to determine the sensitivity of net interest income for the next twelve months. Synovus continues to maintain a modestly asset sensitive position which would be expected to benefit net interest income in a rising interest rate environment. The following table represents the estimated sensitivity of net interest income to these changes in short term interest rates at March 31, 2013, with comparable information for December 31, 2012.

	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)

Change in Short-term Interest Rates (in basis points)	March 31, 2013	December 31, 2012
+200	1.6%	2.1%
+100	1.3%	1.6%
Flat	—%	—%

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

	As of March 31, 2013
Change in Short-term Interest Rates (in basis points)	Base Scenario	15% Increase in Average Repricing Beta
+200	1.6%	0.8%
+100	1.3%	0.6%

While all of the above estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions and their impact on loan and deposit pricing would be expected to have a significant impact on the realized level of net interest income. Actual realized balance sheet growth and mix would also impact the realized level of net interest income.

ADDITIONAL DISCLOSURES
Other Contingencies
Repurchase Obligations for Mortgage Loans Originated for Sale
Financial institutions have experienced a dramatic increase in the number of repurchase demands they received, including from government sponsored enterprises, mortgage insurers, and other purchasers of residential mortgage-backed securitizations, generally due to findings of underwriting deficiencies in the mortgage origination process and in the packaging of mortgages by certain mortgage lenders. Also, foreclosure practices of financial institutions nationwide came under scrutiny due to the discovery of questionable residential foreclosure procedures of certain large financial institutions. The current focus in foreclosure practices of financial institutions nationwide led Synovus to evaluate its foreclosure process related to home equity and consumer mortgage loans within its loan portfolio. Based on information currently available, management believes that it does not have significant exposure to contingent losses that may arise relating to the representations and warranties that it has made in connection with its mortgage loan sales. See "Part I-Item 1A - Risk Factors- We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition" of Synovus’ 2012 Form 10-K.
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
To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with loans originated from 2005 through 2008. From January 1, 2005 through March 31, 2013, Synovus Mortgage originated and sold approximately $7.4 billion of first lien GSE eligible mortgage loans and approximately $3.2 billion of first and second lien non-GSE eligible mortgage loans. The total expense pertaining to losses from repurchases of mortgage loans previously sold, including amounts accrued in accordance with ASC 450, was $96 thousand and $910 thousand for the three months ended March 31, 2013 and 2012, respectively. The total accrued liability related to mortgage repurchase claims was $4.6 million and $5.2 million, at March 31, 2013 and December 31, 2012, respectively. Synovus Mortgage sold approximately 25% of its loans originated in the 2005 through 2008 period to certain financial institutions who have settled litigation with the GSE who purchased, held and securitized the mortgages. This settlement ultimately limits Synovus' exposure to repurchases and make whole requests during the origination years 2005 through 2008.  Synovus' exposure is further reduced by the limited third party originations during the 2005 through 2008 periods, the origination of loans primarily within Synovus' five state footprint, and the fact that less than 11% of Synovus Mortgage's loan originations were low or no documentation loans.
Mortgage Loan Foreclosure Practices
At March 31, 2013 and December 31, 2012, Synovus had $2.89 billion and $2.94 billion, respectively of home equity and consumer mortgage loans which are secured by first and second liens on residential properties. Of the amounts at March 31, 2013, $453.3 million and $454.6 million, respectively, consist of mortgages relating to properties in Florida and South Carolina, which are states where foreclosures proceed through the courts. Of the amounts at December 31, 2012, $419.3 million and $462.7 million, respectively, consist of mortgages relating to properties in Florida and South Carolina, which are states where foreclosures proceed through the courts. To date, foreclosure activity in the home equity and consumer mortgage loan portfolio has been low. Any foreclosures on these loans are handled by designated Synovus personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Based on information currently available, management believes that it does not have significant exposure related to our foreclosure practices. See "Part I-Item 1A - Risk Factors- We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition" in Synovus’ 2012 Form 10-K.
Recently Issued Accounting Standards
See Note 1 of the notes to the unaudited interim consolidated financial statements for a discussion of recently issued accounting standards updates.

Critical Accounting Policies
The accounting and financial reporting policies of Synovus conform to GAAP and to general practices within the banking and financial services industries. Synovus has identified certain of its accounting policies as “critical accounting policies.” In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Director's Audit Committee, including the development, selection, and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ unaudited interim consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are applied in the application of these policies. All accounting policies described in "Note 1 - Summary of Significant Accounting Policies" in Synovus' 2012 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. Synovus made no significant changes in its critical accounting policies from those disclosed in Synovus' 2012 Form 10-K.

Non-GAAP Financial Measures
The measures entitled pre-tax, pre-credit costs income; non-interest income excluding investment securities gains, net; core expenses; net sequential quarter loan (decline) growth; core deposits and core deposits excluding time deposits; the tangible common equity to tangible assets ratio, and the Tier 1 common equity ratio are not measures recognized under U.S. GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures are income (loss) before income taxes; total non-interest income; total non-interest expense; sequential quarter total loan (decline) growth; total deposits, the ratio of total shareholders’ equity to total assets, the ratio of total common shareholders’ equity to risk-weighted assets, and the ratio of Tier 1 capital to risk-weighted assets, respectively.
Management uses these non-GAAP financial measures to assess the performance of Synovus’ core business and the strength of its capital position. Synovus believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist investors in evaluating Synovus’ operating results, financial strength and capital position. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures at other companies. Pre-tax, pre-credit costs income is a measure used by management to evaluate core operating results exclusive of credit costs as well as certain non-core revenues and expenses such as investment securities gains and restructuring charges. Non-interest income excluding investment securities gains, net is a measure used by management to evaluate non-interest income exclusive of net investment securities gains. Core expenses are measures used by management to gage the success of expense management initiatives focused on reducing recurring controllable operating costs. Net sequential quarter loan (decline) growth is a measure used by management to evaluate organic loan growth. Core deposits and core deposits excluding time deposits are measures used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. The tangible common equity to tangible assets ratio and the Tier 1 common equity ratio are used by management and investment analysts to assess the strength of Synovus’ capital position. The computations of these measures are set forth in the tables below.

Reconciliation of Non-GAAP Financial Measures	Three Months Ended
(in thousands, except per share data)	March 31, 2013	December 31, 2012	March 31, 2012
Pre-tax, Pre-credit Costs Income
Income (loss) before income taxes	$46,553	(72,299)	35,916
Add: Provision for loan losses	35,696	146,526	66,049
Add: Other credit costs (1)	13,595	39,236	24,849
Add: Restructuring charges	4,850	1,969	858
Add: Visa indemnification charges	37	757	2,979
Less: Investment securities gains, net	(45)	(8,233)	(20,083)
Pre-tax, pre-credit costs income	$100,686	107,956	110,568

Non-interest Income Excluding Investment Securities Gains, Net
Total non-interest income	$64,721	80,117	84,139
Less: Investment securities gains, net	(45)	(8,233)	(20,083)
Non-interest income excluding investment securities gains, net	$64,676	71,884	64,056

Core Expenses
Total non-interest expense	$182,286	213,346	203,133
Less: Other credit costs(1)	(13,595)	(39,236)	(24,849)
Less: Restructuring charges	(4,850)	(1,969)	(858)
Less: Visa indemnification charges	(37)	(757)	(2,979)
Core expenses	$163,804	171,384	174,447

Reconciliation of Non-GAAP Financial Measures
(in thousands, except per share data)	March 31, 2013	December 31, 2012	March 31, 2012
Net Sequential Quarter Loan (Decline) Growth
Sequential quarter decline in total loans	$(173,803)	(190,175)	(236,115)
Add: Transfers to other loans held for sale	45,997	479,016	97,199
Add: Foreclosures	29,576	33,572	48,127
Add: Charge-offs excluding transfers to other loans held for sale and loan sales	46,636	22,940	65,498
Net sequential quarter loan (decline) growth	$(51,594)	345,353	(25,291)

Core Deposits and Core Deposits Excluding Time Deposits
Total deposits	$20,561,193	21,057,044	22,137,702
Less: Brokered deposits	(1,332,632)	(1,092,749)	(1,406,709)
Core deposits	19,228,561	19,964,295	20,730,993
Less: Time deposits	(3,482,196)	(3,583,304)	(4,302,292)
Core deposits excluding time deposits	$15,746,365	16,380,991	16,428,701

Tangible Common Equity Ratios
Total assets	$26,212,879	26,760,012	27,064,792
Less: Goodwill	(24,431)	(24,431)	(24,431)
Less: Other intangible assets, net	(4,583)	(5,149)	(7,589)
Tangible Assets	$26,183,865	26,730,432	27,032,772
Total shareholders' equity	3,578,106	3,569,431	2,821,763
Less: Goodwill	(24,431)	(24,431)	(24,431)
Less: Other intangible assets, net	(4,583)	(5,149)	(7,589)
Less: Series A Preferred Stock, no par value	(960,005)	(957,327)	(949,536)
Tangible common equity	$2,589,087	2,582,524	1,840,207
Less: tMeds	(260,083)	(260,083)	(260,083)
Tangible common equity excluding tMeds	$2,329,004	2,322,441	1,580,124
Total shareholders' equity to total assets ratio	13.65%	13.34	10.43
Tangible common equity to tangible assets ratio	9.89	9.66	6.81

Tier 1 Common Equity Ratio
Total Shareholders' Equity	$3,578,106	3,569,431	2,821,763
Less: Accumulated other comprehensive (income) loss	(2,787)	(4,101)	2,195
Less: Goodwill	(24,431)	(24,431)	(24,431)
Less: Other intangible assets, net	(4,583)	(5,149)	(7,589)
Less: Disallowed deferred tax assets (2)	(687,007)	(710,488)	—
Other items	7,192	6,982	7,856
Tier 1 Capital	$2,866,490	$2,832,244	$2,799,794
Less: Qualifying trust preferred securities	(10,000)	(10,000)	(10,000)
Less: Series A Preferred Stock, no par value	(960,005)	(957,327)	(949,536)
Tier 1 Common Equity	$1,896,485	$1,864,917	1,840,258
Total Risk Weighted Assets	21,235,128	21,387,935	21,230,198
Tier 1 Capital Ratio	13.50%	13.24	13.19
Tier 1 Common Equity Ratio	8.93	8.72	8.67

(1) Other credit costs consist primarily of foreclosed real estate expense, net, provision for losses on unfunded commitments, and charges related to other loans held for sale.
(2) Only one year of projected future taxable income may be applied in calculating deferred tax assets for regulatory capital purposes.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, Synovus' disclosure controls and procedures were effective.
Synovus regularly engages in productivity and efficiency initiatives to streamline operations, reduce expenses, and increase revenue. Additionally, investment in new and updated information technology systems has enhanced information gathering and processing capabilities; and allowed management to operate in a more centralized environment for critical processing and monitoring functions. Management of Synovus is responsible for identifying, documenting, and evaluating the adequacy of the design and operation of the controls implemented during each process change described above. There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, Synovus' internal controls over financial reporting.

PART II. – OTHER INFORMATION
ITEM 1. – LEGAL PROCEEDINGS
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
Based on our current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, operating results or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations and financial condition for any particular period. For additional information, see "Part I - Item 1. Financial Statements - Note 13 - Legal Proceedings" of this Report, which Note is incorporated herein by this reference.
ITEM 1A. – RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” in Part I-Item 1A of Synovus’ 2012 Form 10-K which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
There were no material changes during the period covered by this Report to the risk factors previously disclosed in Synovus’ 2012 10-K.
ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 4. – MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6. – EXHIBITS

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

4.2
Amendment No. 1, dated as of September 6, 2011 to Shareholder Rights Plan between Synovus Financial Corp. and American Stock Transfer & Trust Company, LLC; incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated September 6, 2011, as filed with the SEC on September 6, 2011.

4.3
Amendment No. 2, dated April 24, 2013, to Shareholder Rights Plan dated as of April 26, 2010 (as amended) by and between Synovus Financial Corp. and American Stock Transfer and Trust Company, LLC, incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated April 24, 2013, as filed with the SEC on April 24, 2013.

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

SYNOVUS FINANCIAL CORP.

May 9, 2013	By:	/s/ Thomas J. Prescott
Date		Thomas J. Prescott
Executive Vice President and Chief Financial Officer