Form 10-Q
period 2013-06-30
SYNOVUS FINANCIAL CORP
filed 2013-08-07
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
Commission file number 1-10312

______________________________
SYNOVUS FINANCIAL CORP.
(Exact name of registrant as specified in its charter)
______________________________

Georgia	58-1134883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Bay Avenue Suite 500, Columbus, Georgia	31901
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (706) 649-2311
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 Par Value Series B Participating Cumulative Preferred Stock Purchase Rights Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C	New York Stock Exchange New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE
______________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒  NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☒  NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	July 31, 2013
Common Stock, $1.00 Par Value	978,277,412

SYNOVUS FINANCIAL CORP.
INDEX OF DEFINED TERMS
2013 Notes – Synovus' 4.875% subordinated notes due February 15, 2013
2017 Notes - Synovus' outstanding 5.125% subordinated notes due February 15, 2017
2019 Senior Notes – Synovus' outstanding 7.875% senior notes due February 15, 2019
ALCO – Synovus' Asset Liability Management Committee
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
CAMELS Rating System – A term defined by bank supervisory authorities, referring to Capital, Assets, Management, Earnings, Liquidity, and Sensitivity to Market Risk
CCC – central clearing counterparty
CEO – Chief Executive Officer
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

i

DIF – Deposit Insurance Fund
Dodd-Frank Act – The Dodd-Frank Wall Street Reform and Consumer Protection Act
DRR – designated reserve ratio
DTA – deferred tax asset
EBITDA – earnings before interest, income taxes, depreciation and amortization
EESA – Emergency Economic Stabilization Act of 2008
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
SBA – Small Business Administration
SCM – State, county, and municipal
SEC – U.S. Securities and Exchange Commission
Securities Act – Securities Act of 1933, as amended
Series A Preferred Stock – Synovus' Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value
Series C Preferred Stock – Synovus' Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, $25 liquidation preference
Shared Deposit – A deposit product offered by Synovus prior to the Charter Consolidation, which gave its customers the opportunity to access up to $7.5 million in FDIC insurance by spreading deposits across its 30 separately-chartered banks.
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
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$428,487	614,630
Interest bearing funds with Federal Reserve Bank	1,459,251	1,498,390
Interest earning deposits with banks	22,065	23,442
Federal funds sold and securities purchased under resale agreements	88,636	113,517
Trading account assets, at fair value	23,069	11,102
Mortgage loans held for sale, at fair value	112,761	212,663
Other loans held for sale	12,083	10,690
Investment securities available for sale, at fair value	3,077,706	2,981,112
Loans, net of deferred fees and costs	19,608,283	19,541,690
Allowance for loan losses	(334,880)	(373,405)
Loans, net	$19,273,403	19,168,285
Premises and equipment, net	477,948	479,546
Goodwill	24,431	24,431
Other intangible assets, net	4,156	5,149
Other real estate	139,653	150,271
Deferred tax asset, net	789,525	806,406
Other assets	630,000	660,378
Total assets	$26,563,174	26,760,012
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$5,203,437	5,665,527
Interest bearing deposits, excluding brokered deposits	14,169,203	14,298,768
Brokered deposits	1,338,063	1,092,749
Total deposits	20,710,703	21,057,044
Federal funds purchased, securities sold under repurchase agreements, and other short-term liabilities	222,933	201,243
Long-term debt	1,885,689	1,726,455
Other liabilities	175,645	205,839
Total liabilities	$22,994,970	23,190,581
Shareholders' Equity
Series A Preferred Stock – no par value. Authorized 100,000,000 shares; 967,870 issued and outstanding	$962,725	957,327
Common stock - $1.00 par value. Authorized 1,200,000,000 shares; 916,207,848 issued at June 30, 2013 and 792,272,692 issued at December 31, 2012; 910,514,396 outstanding at June 30, 2013 and 786,579,240 outstanding at December 31, 2012	916,208	792,273
Additional paid-in capital	2,038,483	2,189,874
Treasury stock, at cost – 5,693,452 shares	(114,176)	(114,176)
Accumulated other comprehensive (loss) income	(33,060)	4,101
Accumulated deficit	(201,976)	(259,968)
Total shareholders’ equity	3,568,204	3,569,431
Total liabilities and shareholders' equity	$26,563,174	26,760,012
See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Interest income:
Loans, including fees	$432,210	470,805	215,656	232,283
Investment securities available for sale	23,718	39,900	12,986	18,795
Trading account assets	278	515	124	236
Mortgage loans held for sale	3,118	2,496	1,411	1,129
Federal Reserve Bank balances	1,684	2,009	904	958
Other earning assets	895	739	432	408
Total interest income	$461,903	516,464	231,513	253,809
Interest expense:
Deposits	32,610	56,385	15,894	25,898
Federal funds purchased, securities sold under repurchase agreements, and other short-term liabilities	170	350	80	170
Long-term debt	27,232	25,413	13,462	14,385
Total interest expense	$60,012	82,148	29,436	40,453
Net interest income	401,891	434,316	202,077	213,356
Provision for loan losses	48,773	110,271	13,077	44,222
Net interest income after provision for loan losses	$353,118	324,045	189,000	169,134
Non-interest income:
Service charges on deposit accounts	38,716	36,915	19,195	18,684
Fiduciary and asset management fees	22,083	21,627	11,111	10,792
Brokerage revenue	14,595	12,942	7,002	6,295
Mortgage banking income	14,255	13,986	7,338	7,983
Bankcard fees	14,902	16,072	7,838	8,493
Investment securities gains, net	1,448	24,253	1,403	4,170
Other fee income	11,262	9,651	5,775	4,951
(Decrease) increase in fair value of private equity investments, net	(1,140)	7,372	(883)	7,279
Other non-interest income	13,692	17,798	6,313	7,830
Total non-interest income	$129,813	160,616	65,092	76,477
Non-interest expense:
Salaries and other personnel expense	183,396	187,795	89,479	95,173
Net occupancy and equipment expense	50,550	52,865	26,383	26,159
FDIC insurance and other regulatory fees	16,420	27,966	7,941	13,302
Foreclosed real estate expense, net	18,441	43,680	7,502	20,708
Losses (gains) on other loans held for sale, net	79	(99)	(86)	(1,058)
Professional fees	17,511	19,196	10,416	9,929
Third-party services	20,295	19,037	10,366	9,900
Visa indemnification charges	801	4,713	764	1,734
Restructuring charges	6,607	2,252	1,758	1,393
Other operating expenses	49,372	53,994	26,663	31,024
Total non-interest expense	$363,472	411,399	181,186	208,264
Income before income taxes	119,459	73,262	72,906	37,347
Income tax expense (benefit)	44,350	(2,182)	27,371	(2,105)
Net income	75,109	75,444	45,535	39,452
Dividends and accretion of discount on Series A Preferred Stock	29,594	29,272	14,818	14,649
Net income available to common shareholders	$45,515	46,172	30,717	24,803
Net income per common share, basic	$0.06	0.06	0.04	0.03
Net income per common share, diluted	$0.05	0.05	0.03	0.03
Weighted average common shares outstanding, basic	819,245	786,355	851,093	786,576
Weighted average common shares outstanding, diluted	910,886	909,542	910,937	909,761

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Six Months Ended June 30,
	2013			2012
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$119,459	(44,350)	75,109	73,262	2,182	75,444
Net unrealized gains (losses) on cash flow hedges:
Reclassification adjustment for losses (gains) realized in net income	224	(88)	136	(1,218)	474	(744)
Net unrealized gains (losses) arising during the period	—	—	—	(337)	134	(203)
Valuation allowance for the change in deferred taxes arising from unrealized gains/losses(1)	—	—	—	—	(608)	(608)
Net unrealized gains (losses)	224	(88)	136	(1,555)	—	(1,555)
Net unrealized (losses) gains on investment securities available for sale:
Reclassification adjustment for (gains) losses realized in net income	(1,448)	557	(891)	(24,253)	9,338	(14,915)
Net unrealized (losses) gains arising during the period	(60,014)	23,105	(36,909)	11,076	(4,263)	6,813
Valuation allowance for the change in deferred taxes arising from unrealized gains/losses(1)	—	—	—	—	(5,075)	(5,075)
Net unrealized (losses) gains	(61,462)	23,662	(37,800)	(13,177)	—	(13,177)
Post-retirement unfunded health benefit:
Reclassification adjustment for (gains) losses realized in net income	(26)	10	(16)	(36)	14	(22)
Amortization arising during the period	830	(311)	519	678	(261)	417
Valuation allowance for the change in deferred taxes arising from amortization(1)	—	—	—	—	247	247
Net unrealized gains	804	(301)	503	642	—	642
Other comprehensive (loss)	$(60,434)	23,273	(37,161)	(14,090)	—	(14,090)
Comprehensive income			$37,948			61,354

	Three Months Ended June 30,
	2013			2012
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$72,906	(27,371)	45,535	37,347	2,105	39,452
Net unrealized gains (losses) on cash flow hedges:
Reclassification adjustment for losses (gains) realized in net income	112	(45)	67	(405)	156	(249)
Net unrealized losses arising during the period	—	—	—	(15)	15	—
Valuation allowance for the change in deferred taxes arising from unrealized gains/losses(1)	—	—	—	—	(171)	(171)
Net unrealized gains (losses)	112	(45)	67	(420)	—	(420)
Net unrealized (losses) gains on investment securities available for sale:
Reclassification adjustment for (gains) losses realized in net income	(1,403)	541	(862)	(4,170)	1,605	(2,565)
Net unrealized (losses) gains arising during the period	(57,850)	22,272	(35,578)	13,146	(5,062)	8,084
Valuation allowance for the change in deferred taxes arising from unrealized gains/losses(1)	—	—	—	—	3,457	3,457
Net unrealized (losses) gains	(59,253)	22,813	(36,440)	8,976	—	8,976
Post-retirement unfunded health benefit:
Reclassification adjustments for losses (gains) realized in net income	—	7	7	(36)	14	(22)
Amortization arising during the period	844	(325)	519	678	(261)	417
Valuation allowance for the change in deferred taxes arising from amortization(1)	—	—	—	—	247	247
Net unrealized gains	844	(318)	526	642	—	642
Other comprehensive (loss) income	$(58,297)	22,450	(35,847)	9,198	—	9,198
Comprehensive income			$9,688			48,650

(1) In accordance with ASC 740-20-45-11(b), a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss).
See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Series A Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2011	$947,017	790,989	2,241,171	(114,176)	21,093	(1,058,642)	2,827,452
Net income	—	—	—	—	—	75,444	75,444
Other comprehensive loss, net of income taxes	—	—	—	—	(14,090)	—	(14,090)
Cash dividends declared on Common Stock - $0.01 per share	—	—	—	—	—	(15,730)	(15,730)
Cash dividends paid on Series A Preferred Stock	—	—	(24,197)	—	—	—	(24,197)
Accretion of discount on Series A Preferred Stock	5,076	—	(5,076)	—	—	—	—
Restricted share unit activity	—	1,280	(1,207)	—	—	(73)	—
Share-based compensation expense	—	—	4,510	—	—	—	4,510
Balance at June 30, 2012	$952,093	792,269	2,215,201	(114,176)	7,003	(999,001)	2,853,389

Balance at December 31, 2012	$957,327	792,273	2,189,874	(114,176)	4,101	(259,968)	3,569,431
Net income	—	—	—	—	—	75,109	75,109
Other comprehensive loss, net of income taxes	—	—	—	—	(37,161)	—	(37,161)
Cash dividends declared on Common Stock - $0.01 per share	—	—	—	—	—	(16,981)	(16,981)
Cash dividends paid on Series A Preferred Stock	—	—	(24,197)	—	—	—	(24,197)
Accretion of discount on Series A Preferred Stock	5,398	—	(5,398)	—	—	—	—
Settlement of prepaid common stock purchase contracts	—	122,848	(122,848)	—	—	—	—
Restricted share unit activity	—	1,022	(2,366)	—	—	(137)	(1,481)
Stock options exercised	—	65	69	—	—	—	134
Share-based compensation expense	—	—	3,350	—	—	—	3,350
Balance at June 30, 2013	$962,725	916,208	2,038,484	(114,176)	(33,060)	(201,977)	3,568,204

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2013	2012
Operating Activities
Net income	$75,109	75,444
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	48,773	110,271
Depreciation, amortization, and accretion, net	32,520	28,234
Deferred income tax expense	40,456	153
Decrease in interest receivable	4,476	8,006
Decrease in interest payable	(2,880)	(2,511)
(Increase) decrease in trading account assets	(11,967)	4,535
Originations of mortgage loans held for sale	(539,942)	(512,192)
Proceeds from sales of mortgage loans held for sale	621,951	552,708
Gain on sales of mortgage loans held for sale, net	(8,031)	(2,526)
Gain on sales of premises and equipment, net	(7)	—
Decrease in other assets	42,439	48,000
Decrease in accrued salaries and benefits	(15,480)	(4,544)
Decrease in other liabilities	(12,562)	(15,235)
Investment securities (gains), net	(1,448)	(24,253)
Losses (gains) on sales of other loans held for sale, net	79	(99)
Losses and write-downs on other real estate, net	14,314	33,859
Decrease (increase) in fair value of private equity investments, net	1,140	(7,372)
(Gains) on sales of other assets held for sale, net	(25)	(164)
Write-downs on other assets held for sale	170	1,228
Increase in accrual for Visa indemnification	801	4,713
Share-based compensation expense	3,350	4,510
Other, net	1,549	2,295
Net cash provided by operating activities	$294,785	305,060
Investing Activities
Net cash received in acquisition	56,328	—
Net decrease (increase) in interest earning deposits with banks	3,428	(2,413)
Net decrease in federal funds sold and securities purchased under resale agreements	24,881	40,818
Net decrease in interest bearing funds with Federal Reserve Bank	49,813	265,762
Proceeds from maturities and principal collections of investment securities available for sale	392,737	584,914
Proceeds from sales of investment securities available for sale	347,386	733,621
Purchases of investment securities available for sale	(925,603)	(1,202,234)
Proceeds from sales of loans	74,885	177,510
Proceeds from sales of other real estate	49,535	70,496
Principal repayments by borrowers on other loans held for sale	334	4,133
Net (increase) in loans	(276,715)	(53,111)
Purchases of premises and equipment, net of disposals	(15,798)	(9,263)
Proceeds from disposals of premises and equipment	21	3,005
Proceeds from sales of other assets held for sale	918	1,740
Net cash (used in) provided by investing activities	$(217,850)	614,978
Financing Activities
Net (decrease) increase in demand and savings deposits	(416,596)	280,925
Net (increase) decrease in certificates of deposit	13,428	(1,127,612)
Net increase in Federal funds purchased, securities sold under repurchase agreements, and other short-term liabilities	21,690	37,416
Principal repayments on long-term debt	(150,807)	(351,331)

Proceeds from issuance of long-term debt	311,732	293,370
Dividends paid to common shareholders	(16,981)	(15,730)
Dividends paid to preferred shareholders	(24,197)	(24,197)
Stock options exercised	134	—
Restricted stock activity	(1,481)	—
Net cash used in financing activities	$(263,078)	(907,159)
(Decrease) increase in cash and cash equivalents	(186,143)	12,879
Cash and cash equivalents at beginning of period	614,630	510,423
Cash and cash equivalents at end of period	$428,487	523,302
Supplemental Cash Flow Information
Cash paid (received) paid during the period for:
Income tax payments (refunds), net	$1,437	(8,339)
Interest paid	56,214	78,235
Non-cash Activities
Decrease in net unrealized gains on available for sale securities, net of income taxes	(37,800)	(13,177)
Decrease (increase) in net unrealized gains on hedging instruments, net of income taxes	136	(1,555)
Mortgage loans held for sale transferred to loans at fair value	14,471	1,542
Loans foreclosed and transferred to other real estate	51,835	71,928
Loans transferred to other loans held for sale at fair value	87,189	189,029
Other loans held for sale transferred to loans at fair value	1,235	—
Other loans held for sale foreclosed and transferred to other real estate at fair value	1,395	3,136
Premises and equipment transferred to other assets held for sale at fair value	202	2,402
Accretion of discount on Series A Preferred Stock	5,398	5,076
Amortization of post-retirement unfunded health benefit, net of income taxes	503	642
Settlement of prepaid common stock purchase contracts	122,848	—
Securities sold during the period but settled after period end	(15,899)	(2,636)

Acquisition:
Fair value of non-cash assets acquired	536	—
Fair value of liabilities assumed	56,864	—

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
In addition to our banking operations, we also provide various other financial services to our customers through the following direct and indirect wholly-owned non-bank subsidiaries, including: Synovus Securities, Inc., headquartered in Columbus, Georgia, which specializes in professional portfolio management for fixed-income securities, investment banking, the execution of securities transactions as a broker/dealer and the provision of individual investment advice on equity and other securities; Synovus Trust Company, N.A., headquartered in Columbus, Georgia, which provides trust services; Synovus Mortgage Corp., headquartered in Birmingham, Alabama, which offers mortgage services; and GLOBALT, Inc., headquartered in Atlanta, Georgia, which provides asset management and financial planning services.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks. At June 30, 2013 and December 31, 2012, cash and cash equivalents included $100.3 million and $68.4 million, respectively, on deposit to meet Federal Reserve Bank requirements. At June 30, 2013 and December 31, 2012, $15.4 million and $15.5 million, respectively, of the due from banks balance was restricted as to withdrawal, including $15.0 million at those dates on deposit pursuant to a payment network arrangement.
Short-term Investments
Short-term investments consist of interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and Federal funds sold and securities purchased under resale agreements. Interest earning deposits with banks include $12.7 million at June 30, 2013 and $14.2 million at December 31, 2012, which is pledged as collateral in connection with certain letters of credit. Federal funds sold include $84.6 million at June 30, 2013, and $110.0 million at December 31, 2012, which is pledged to collateralize certain derivative instruments. Federal funds sold and securities purchased under resale agreements, and Federal funds purchased and securities sold under repurchase agreements, generally mature in one day.
Recently Adopted Accounting Standards Updates
During 2013, Synovus adopted the provisions of the following ASUs:
ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This ASU relates to testing intangibles other than goodwill for impairment, and was adopted on January 1, 2013. If certain conditions are met, the ASU provides for a qualitative impairment assessment instead of a quantitative assessment. For Synovus, the ASU primarily applies to core deposit intangibles, which have a current carrying value of only $3.0 million. The ASU did not have an impact on Synovus' unaudited interim consolidated financial statements.
ASU 2011-11, Disclosures about Offsetting Assets and Liabilities and ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires additional disclosures about financial instruments and derivative instruments that are offset or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 clarifies that the disclosure requirements of ASU 2011-11 do not apply to trade receivables. The ASU also clarifies that the disclosure requirements in ASU 2011-11 apply to repurchase and reverse repurchase agreements, securities borrowing and lending agreements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement, and derivatives accounted for in accordance with ASC 815-Derivatives and Hedging. At this time and January 1, 2013, the date of adoption, Synovus does not have any financial instruments that would be subject to the new requirements of ASU 2011-11; therefore, the ASU did not affect Synovus' unaudited interim consolidated financial statements.
ASU 2013-02, Reporting of Amount Reclassified Out of Accumulated Other Comprehensive Income. The FASB issued this ASU to improve the transparency of reporting reclassifications out of accumulated other comprehensive income by requiring entities to present in one place information about significant amounts reclassified and, in some cases, to provide cross-references to related footnote disclosures. ASU 2013-02 does not amend existing requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU 2013-02 also require that entities present either in a single footnote or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line item affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, entities would instead cross reference to the related footnote to the financial statements for additional information. Synovus adopted the provisions of ASU 2013-02 effective January 1, 2013. See "Note 9 - Other Comprehensive Income" to the unaudited interim consolidated financial statements for the disclosures required by ASU 2013-02.
ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under FASB Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The final guidance, issued on July 17, 2013, is effective immediately. Synovus will consider the provisions of this new guidance when developing new hedging strategies.
Reclassifications
Prior periods' consolidated financial statements are reclassified whenever necessary to conform to the current periods' presentation.
Subsequent Events
Synovus has evaluated for consideration, or disclosure, all transactions, events, and circumstances, subsequent to the date of the consolidated balance sheet and through the date the accompanying unaudited interim consolidated financial statements were issued, and has reflected, or disclosed, those items deemed appropriate within the unaudited interim consolidated financial statements and related footnotes, including Note 16 - Subsequent Events.
Note 2 - Acquisition
On May 10, 2013, Synovus Bank entered into a purchase and assumption agreement with the FDIC, as receiver of Sunrise Bank, an affiliate of Capitol Bancorp Limited, to assume $56.8 million in deposits, including all uninsured deposits.  As part of this transaction, Synovus Bank also acquired $0.5 million in loans. Other assets and liabilities acquired in connection with this transaction were insignificant. Sunrise Bank operated in three locations, including Valdosta, Jeffersonville, and Atlanta, Georgia. Acquisitions are accounted for under the acquisition method of accounting in accordance with FASB ASC 805, "Business Combinations". Both the purchased assets and assumed liabilities are recorded at their respective acquisition date fair values.

Note 3 - Investment Securities
The following table summarizes Synovus' investment securities available for sale as of June 30, 2013 and December 31, 2012.

	June 30, 2013
(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$357	—	—	357
U.S. Government agency securities	35,049	1,476	(229)	36,296
Securities issued by U.S. Government sponsored enterprises	186,489	1,598	—	188,087
Mortgage-backed securities issued by U.S. Government agencies	209,001	2,963	(2,403)	209,561
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,319,412	13,576	(27,637)	2,305,351
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	321,971	1,147	(3,603)	319,515
State and municipal securities	10,761	265	(2)	11,024
Equity securities	3,648	1,305	—	4,953
Other investments	3,000	—	(438)	2,562
Total investments securities available for sale	$3,089,688	22,330	(34,312)	3,077,706

	December 31, 2012
(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$356	—	—	356
U.S. Government agency securities	35,791	2,255	—	38,046
Securities issued by U.S. Government sponsored enterprises	289,523	3,787	—	293,310
Mortgage-backed securities issued by U.S. Government agencies	238,381	7,220	(8)	245,593
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,832,076	37,646	(2,229)	1,867,493
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	513,637	2,534	(1,682)	514,489
State and municipal securities	15,218	582	(2)	15,798
Equity securities	3,648	92	—	3,740
Other investments	3,000	—	(713)	2,287
Total investments securities available for sale	$2,931,630	54,116	(4,634)	2,981,112

(1) Amortized cost is adjusted for other-than-temporary impairment charges, which have been recognized in the consolidated statements of income.
At June 30, 2013 and December 31, 2012, investment securities with a fair value of $2.31 billion and $2.28 billion respectively, were pledged to secure certain deposits, securities sold under repurchase agreements, and payment network arrangements as required by law and contractual agreements.
Synovus has reviewed investment securities that are in an unrealized loss position as of June 30, 2013 and December 31, 2012 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in income. Synovus does not intend to sell any of these investment securities prior to the recovery of the unrealized loss, which may be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position.
Declines in the fair value of available for sale securities below their cost that are deemed to have OTTI are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Currently, unrealized losses on debt securities are attributable to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that unrealized losses represent OTTI. These factors include the length of time the security has been in a loss position, the extent that the fair value is below amortized cost, and the credit standing of the issuer. As of June 30, 2013 there were 79 securities in a loss position for less than twelve months and 6 securities in a loss position for more than 12 months.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012, are presented below.

	June 30, 2013
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$—	—	—	—	—	—
U.S. Government agency securities	14,301	229	—	—	14,301	229
Securities issued by U.S. Government sponsored enterprises	—	—	—	—	—	—
Mortgage-backed securities issued by U.S. Government agencies	123,112	2,134	6,251	269	129,363	2,403
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,736,306	27,637	—	—	1,736,306	27,637
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	137,351	3,603	—	—	137,351	3,603
State and municipal securities	—	—	37	2	37	2
Equity securities	—	—	—	—	—	—
Other investments	—	—	2,562	438	2,562	438
Total	$2,011,070	33,603	8,850	709	2,019,920	34,312

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$—	—	—	—	—	—
U.S. Government agency securities	—	—	—	—	—	—
Securities issued by U.S. Government sponsored enterprises	—	—	—	—	—	—
Mortgage-backed securities issued by U.S. Government agencies	3,314	8	2	—	3,316	8
Mortgage-backed securities issued by U.S. Government sponsored enterprises	286,452	2,229	—	—	286,452	2,229
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	42,036	325	168,906	1,357	210,942	1,682
State and municipal securities	—	—	35	2	35	2
Equity securities	—	—	—	—	—	—
Other investments	2,287	713	—	—	2,287	713
Total	$334,089	3,275	168,943	1,359	503,032	4,634

The amortized cost and fair value by contractual maturity of investment securities available for sale at June 30, 2013 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at June 30, 2013
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Amortized Cost
U.S. Treasury securities	$357	—	—	—	—	357
U.S. Government agency securities	—	1,266	31,757	2,026	—	35,049
Securities issued by U.S. Government sponsored enterprises	2,000	184,489	—	—	—	186,489
Mortgage-backed securities issued by U.S. Government agencies	1	190	287	208,523	—	209,001
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,751	4,982	1,926,494	386,185	—	2,319,412
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	—	264	321,707	—	321,971
State and municipal securities	3,436	3,899	403	3,023	—	10,761
Equity securities	—	—	—	—	3,648	3,648
Other investments	—	—	—	3,000	—	3,000
Total amortized cost	$7,545	194,826	1,959,205	924,464	3,648	3,089,688
Fair Value
U.S. Treasury securities	$357	—	—	—	—	357
U.S. Government agency securities	—	1,392	32,624	2,280	—	36,296
Securities issued by U.S. Government sponsored enterprises	2,015	186,072	—	—	—	188,087
Mortgage-backed securities issued by U.S. Government agencies	1	197	298	209,065	—	209,561
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,819	5,256	1,904,668	393,608	—	2,305,351
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	—	267	319,248	—	319,515
State and municipal securities	3,468	3,965	430	3,161	—	11,024
Equity securities	—	—	—	—	4,953	4,953
Other investments	—	—	—	2,562	—	2,562
Total fair value	$7,660	196,882	1,938,287	929,924	4,953	3,077,706

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale during the six and three months ended June 30, 2013 and 2012 are presented below.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Proceeds from sale and maturity of investment securities available for sale	$347,386	733,621	135,146	258,846
Gross realized gains	2,036	24,703	1,760	4,170
Gross realized losses	(588)	(450)	(357)	—
Investment securities gains, net	$1,448	24,253	1,403	4,170

Note 4 - Restructuring Charges
For the six and three months ended June 30, 2013 and 2012 total restructuring charges are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Severance charges	$6,610	1,032	1,737	826
Asset impairment charges	—	1,228	—	477
(Gain) loss on sale of assets held for sale, net	(25)	(164)	2	(26)
Professional fees and other charges	22	156	19	116
Total restructuring charges	$6,607	2,252	1,758	1,393

In January 2013, Synovus announced new efficiency initiatives to reduce expenses by approximately $30 million during 2013. The implementation of these initiatives is underway and on track to be completed during 2013. During the six and three months ended June 30, 2013, Synovus recognized restructuring charges of $6.6 million and $1.8 million, respectively, related to these efficiency initiatives. During the six and three months ended June 30, 2012, Synovus recognized $2.3 million and $1.4 million, respectively, in restructuring charges related to previously announced efficiency initiatives.
The liability for restructuring activities was $3.1 million at June 30, 2013 and consists primarily of future severance payments. Cash payments associated with this liability are expected to occur over the next six months.
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
During the six months ended June 30, 2013 and 2012, Synovus transferred loans with a carrying value immediately preceding the transfer totaling $112.2 million and $264.0 million, respectively, to other loans held for sale. Charge-offs recorded upon transfer of these loans to held for sale totaled $25.0 million and $74.9 million for the six months ended June 30, 2013 and 2012, respectively. These charge-offs which resulted in a new cost basis (fair value less costs to sell) of $87.2 million and $189.1 million for the loans transferred during the six months ended June 30, 2013 and 2012, respectively, were based on the estimated fair value, less estimated costs to sell, of the loans at the time of transfer.

Note 6 - Loans and Allowance for Loan Losses
The following is a summary of current, accruing past due, and non-accrual loans by portfolio class as of June 30, 2013 and December 31, 2012.

Current, Accruing Past Due, and Non-accrual Loans
	June 30, 2013
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$4,290,084	8,071	—	8,071	94,368	4,392,523
1-4 family properties	1,136,964	6,089	246	6,335	54,188	1,197,487
Land acquisition	591,534	4,583	—	4,583	156,202	752,319
Total commercial real estate	6,018,582	18,743	246	18,989	304,758	6,342,329
Commercial and industrial	9,093,843	21,727	1,148	22,875	114,781	9,231,499
Home equity lines	1,482,730	6,156	272	6,428	18,580	1,507,738
Consumer mortgages	1,390,307	21,409	1,058	22,467	38,438	1,451,212
Credit cards	248,185	1,784	1,819	3,603	—	251,788
Small business	559,959	3,834	46	3,880	5,042	568,881
Other retail loans	274,302	2,429	7	2,436	1,865	278,603
Total retail loans	3,955,483	35,612	3,202	38,814	63,925	4,058,222
Total loans	$19,067,908	76,082	4,596	80,678	483,464	19,632,050	(1)

	December 31, 2012
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$4,278,016	5,436	798	6,234	91,868	4,376,118
1-4 family properties	1,193,433	13,053	41	13,094	72,578	1,279,105
Land acquisition	599,034	3,422	298	3,720	191,475	794,229
Total commercial real estate	6,070,483	21,911	1,137	23,048	355,921	6,449,452
Commercial and industrial	8,944,121	33,526	906	34,432	122,961	9,101,514
Home equity lines	1,515,396	9,555	705	10,260	16,741	1,542,397
Consumer mortgages	1,348,506	22,502	1,288	23,790	39,265	1,411,561
Credit cards	258,698	2,450	2,413	4,863	—	263,561
Small business	505,526	4,935	338	5,273	5,550	516,349
Other retail loans	271,175	3,135	24	3,159	2,895	277,229
Total retail loans	3,899,301	42,577	4,768	47,345	64,451	4,011,097
Total loans	$18,913,905	98,014	6,811	104,825	543,333	19,562,063	(2)

(1)Total before net deferred fees and costs of $23.8 million.
(2)Total before net deferred fees and costs of $20.4 million.
The credit quality of the loan portfolio is summarized no less frequently than quarterly using the standard asset classification system utilized by the federal banking agencies. These classifications are divided into three groups – Not Criticized (Pass), Special Mention, and Classified or Adverse rating (Substandard, Doubtful, and Loss) and are defined as follows:
Pass - loans which are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell in a timely manner, of any underlying collateral.
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
Loss - loans which are considered by management to be uncollectible and of such little value that their continuance on the institution's books as an asset, without establishment of a specific valuation allowance or charge-off is not warranted.
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

Loan Portfolio Credit Exposure by Risk Grade
	June 30, 2013
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$3,866,906	296,474	226,339	2,804	—		4,392,523
1-4 family properties	881,870	173,155	129,788	12,674	—		1,197,487
Land acquisition	425,078	130,534	193,281	3,426	—		752,319
Total commercial real estate	5,173,854	600,163	549,408	18,904	—		6,342,329
Commercial and industrial	8,343,695	443,765	424,333	19,611	95	(2)(3)	9,231,499
Home equity lines	1,477,367	—	26,746	—	3,625	(2)(4)	1,507,738
Consumer mortgages	1,415,981	—	33,431	—	1,800	(2)(4)	1,451,212
Credit cards	249,969	—	656	—	1,163	(4)	251,788
Small business	559,000	—	9,011	—	870	(2)(4)	568,881
Other retail loans	275,348	—	3,157	—	98	(2)(4)	278,603
Total retail loans	3,977,665	—	73,001	—	7,556		4,058,222
Total loans	$17,495,214	1,043,928	1,046,742	38,515	7,651		19,632,050	(5)

	December 31, 2012
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$3,659,102	463,532	253,484	—	—		4,376,118
1-4 family properties	903,213	197,148	176,672	1,953	119	(2)(3)	1,279,105
Land acquisition	416,822	143,685	227,761	5,961	—		794,229
Total commercial real estate	4,979,137	804,365	657,917	7,914	119	(2)(3)	6,449,452
Commercial and industrial	8,069,049	572,591	447,955	11,819	100	(2)(3)	9,101,514
Home equity lines	1,511,729	—	29,094	—	1,574	(2)(4)	1,542,397
Consumer mortgages	1,372,957	—	38,023	—	581	(2)(4)	1,411,561
Credit cards	260,194	—	1,776	—	1,591	(4)	263,561
Small business	504,503	—	10,563	—	1,283	(2)(4)	516,349
Other retail loans	271,619	—	5,379	—	231	(2)(4)	277,229
Total retail loans	3,921,002	—	84,835	—	5,260		4,011,097
Total loans	$16,969,188	1,376,956	1,190,707	19,733	5,479		19,562,063	(6)

(1) Includes $437.3 million and $518.1 million of non-accrual Substandard loans at June 30, 2013 and December 31, 2012, respectively.
(2) The loans within these risk grades are on non-accrual status.
(3) Amount was fully reserved and was charged-off in the subsequent quarter.
(4) Represent amounts that were 120 days past due. These credits are downgraded to the Loss category with an allowance for loan losses equal to the full loan amount and are charged off in the subsequent quarter.
(5)Total before net deferred fees and costs of $23.8 million.
(6)Total before net deferred fees and costs of $20.4 million.

The following table details the changes in the allowance for loan losses by loan segment for the six months ended June 30, 2013 and 2012.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Six Months Ended June 30, 2013
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$167,926	126,847	50,632	28,000	373,405
Charge-offs	(64,351)	(27,364)	(23,320)	—	(115,035)
Recoveries	9,095	14,802	3,840	—	27,737
Provision for loan losses	25,659	9,593	18,521	(5,000)	48,773
Ending balance	$138,329	123,878	49,673	23,000	334,880
Ending balance: individually evaluated for impairment	$47,039	27,552	1,420	—	76,011
Ending balance: collectively evaluated for impairment	$91,290	96,326	48,253	23,000	258,869
Loans:
Ending balance: total loans(1)	$6,342,329	9,231,499	4,058,222	—	19,632,050
Ending balance: individually evaluated for impairment	$624,402	280,717	62,333	—	967,452
Ending balance: collectively evaluated for impairment	$5,717,927	8,950,782	3,995,889	—	18,664,598

	As Of and For The Six Months Ended June 30, 2012
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$249,094	184,888	54,514	47,998	536,494
Charge-offs	(112,919)	(75,240)	(27,819)	—	(215,978)
Recoveries	10,611	7,551	4,376	—	22,538
Provision for loan losses	63,422	36,026	20,821	(9,998)	110,271
Ending balance	$210,208	153,225	51,892	38,000	453,325
Ending balance: individually evaluated for impairment	$57,474	36,623	852	—	94,949
Ending balance: collectively evaluated for impairment	$152,734	116,602	51,040	38,000	358,376
Loans:
Ending balance: total loans(2)	$6,884,277	8,884,633	3,924,535	—	19,693,445
Ending balance: individually evaluated for impairment	$791,924	365,487	60,083	—	1,217,494
Ending balance: collectively evaluated for impairment	$6,092,353	8,519,146	3,864,452	—	18,475,951

(1)Total before net deferred fees and costs of $23.8 million.
(2)Total before net deferred fees and costs of $13.3 million.

The following table details the changes in the allowance for loan losses by loan segment for the six months ended June 30, 2013 and 2012.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Three Months Ended June 30, 2013
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$145,991	122,758	55,023	28,000	351,772
Charge-offs	(28,075)	(10,474)	(9,367)	—	(47,916)
Recoveries	5,493	10,551	1,903	—	17,947
Provision for loan losses	14,920	1,043	2,114	(5,000)	13,077
Ending balance	$138,329	123,878	49,673	23,000	334,880
Ending balance: individually evaluated for impairment	$47,039	27,552	1,420	—	76,011
Ending balance: collectively evaluated for impairment	$91,290	96,326	48,253	23,000	258,869
Loans:
Ending balance: total loans(1)	$6,342,329	9,231,499	4,058,222	—	19,632,050
Ending balance: individually evaluated for impairment	$624,402	280,717	62,333	—	967,452
Ending balance: collectively evaluated for impairment	$5,717,927	8,950,782	3,995,889	—	18,664,598

	As Of and For The Three Months Ended June 30, 2012
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$239,974	178,200	51,620	38,000	507,794
Charge-offs	(60,457)	(37,814)	(12,218)	—	(110,489)
Recoveries	6,106	3,929	1,763	—	11,798
Provision for loan losses	24,585	8,910	10,727	—	44,222
Ending balance	$210,208	153,225	51,892	38,000	453,325
Ending balance: individually evaluated for impairment	$57,474	36,623	852	—	94,949
Ending balance: collectively evaluated for impairment	$152,734	116,602	51,040	38,000	358,376
Loans:
Ending balance: total loans(2)	$6,884,277	8,884,633	3,924,535	—	19,693,445
Ending balance: individually evaluated for impairment	$791,924	365,487	60,083	—	1,217,494
Ending balance: collectively evaluated for impairment	$6,092,353	8,519,146	3,864,452	—	18,475,951

(1)Total before net deferred fees and costs of $23.8 million.
(2)Total before net deferred fees and costs of $13.3 million.

The tables below summarize impaired loans (including accruing TDRs) as of June 30, 2013 and December 31, 2012.

Impaired Loans (including accruing TDRs)
	June 30, 2013			Six Months Ended June 30, 2013		Three Months Ended June 30, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$23,905	29,533	—	18,707	—	22,649	—
1-4 family properties	17,827	40,947	—	32,385	—	26,567	—
Land acquisition	36,253	89,284	—	49,123	—	41,369	—
Total commercial real estate	77,985	159,764	—	100,215	—	90,585	—
Commercial and industrial	39,275	56,385	—	37,772	—	41,209	—
Home equity lines	49	49	—	50	—	49	—
Consumer mortgages	1,197	2,751	—	1,765	—	2,040	—
Credit cards	—	—	—	—	—	—	—
Small business	—	—	—	—	—	—	—
Other retail loans	2	10	—	6	—	5	—
Total retail loans	1,248	2,810	—	1,821	—	2,094	—
Total impaired loans with no related allowance recorded	$118,508	218,959	—	139,808	—	133,888	—
With allowance recorded
Investment properties	$230,156	238,709	13,214	246,900	2,748	246,037	1,291
1-4 family properties	118,672	127,324	14,837	116,563	1,664	118,187	821
Land acquisition	197,589	216,552	18,988	195,019	1,494	191,029	757
Total commercial real estate	546,417	582,585	47,039	558,482	5,906	555,253	2,869
Commercial and industrial	241,442	246,916	27,552	248,149	3,670	238,959	1,859
Home equity lines	2,972	2,972	185	6,525	112	4,387	34
Consumer mortgages	50,043	50,043	947	52,042	945	51,227	492
Credit cards	—	—	—	—	—	—	—
Small business	3,842	3,842	223	3,494	58	3,486	37
Other retail loans	4,228	4,228	65	3,905	128	3,886	65
Total retail loans	61,085	61,085	1,420	65,966	1,243	62,986	628
Total impaired loans with allowance recorded	$848,944	890,586	76,011	872,597	10,819	857,198	5,356
Total impaired loans
Investment properties	$254,061	268,242	13,214	265,607	2,748	268,686	1,291
1-4 family properties	136,499	168,271	14,837	148,948	1,664	144,754	821
Land acquisition	233,842	305,836	18,988	244,142	1,494	232,398	757
Total commercial real estate	624,402	742,349	47,039	658,697	5,906	645,838	2,869
Commercial and industrial	280,717	303,301	27,552	285,921	3,670	280,168	1,859
Home equity lines	3,021	3,021	185	6,575	112	4,436	34
Consumer mortgages	51,240	52,794	947	53,807	945	53,267	492
Credit cards	—	—	—	—	—	—	—
Small business	3,842	3,842	223	3,494	58	3,486	37
Other retail loans	4,230	4,238	65	3,911	128	3,891	65
Total retail loans	62,333	63,895	1,420	67,787	1,243	65,080	628
Total impaired loans	$967,452	1,109,545	76,011	1,012,405	10,819	991,086	5,356

Impaired Loans (including accruing TDRs)
	December 31, 2012			Year Ended December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$10,939	14,130	—	42,947	—
1-4 family properties	40,793	117,869	—	97,434	—
Land acquisition	59,697	125,023	—	158,015	—
Total commercial real estate	111,429	257,022	—	298,396	—
Commercial and industrial	31,181	51,433	—	68,710	—
Home equity lines	51	51	—	2,811	—
Consumer mortgages	1,247	2,263	—	3,706	—
Credit cards	—	—	—	—	—
Small business	—	—	—	—	—
Other retail loans	7	15	—	127	—
Total retail loans	1,305	2,329	—	6,644	—
Total impaired loans with no related allowance recorded	$143,915	310,784	—	373,750	—
With allowance recorded
Investment properties	$253,851	254,339	20,209	230,848	6,144
1-4 family properties	114,207	117,505	11,414	141,529	4,347
Land acquisition	205,591	205,601	27,325	97,173	2,018
Total commercial real estate	573,649	577,445	58,948	469,550	12,509
Commercial and industrial	279,362	289,578	24,494	299,865	8,576
Home equity lines	8,696	8,696	195	7,071	237
Consumer mortgages	50,261	50,261	880	38,912	1,300
Credit cards	—	—	—	—	—
Small business	3,333	3,333	184	1,950	76
Other retail loans	3,304	3,304	74	2,543	167
Total retail loans	65,594	65,594	1,333	50,476	1,780
Total impaired loans with allowance recorded	$918,605	932,617	84,775	819,891	22,865
Total impaired loans
Investment properties	$264,790	268,469	20,209	273,795	6,144
1-4 family properties	155,000	235,374	11,414	238,963	4,347
Land acquisition	265,288	330,624	27,325	255,188	2,018
Total commercial real estate	685,078	834,467	58,948	767,946	12,509
Commercial and industrial	310,543	341,011	24,494	368,575	8,576
Home equity lines	8,747	8,747	195	9,882	237
Consumer mortgages	51,508	52,524	880	42,618	1,300
Credit cards	—	—	—	—	—
Small business	3,333	3,333	184	1,950	76
Other retail loans	3,311	3,319	74	2,670	167
Total retail loans	66,899	67,923	1,333	57,120	1,780
Total impaired loans	$1,062,520	1,243,401	84,775	1,193,641	22,865

The average recorded investment in impaired loans was $1.01 billion and $991.1 million for the six and three months ended June 30, 2013, respectively. Excluding accruing TDRs, there was no interest income recognized for the investment in impaired loans for the six months ended June 30, 2013. Interest income recognized for accruing TDRs was $10.8 million for the six months ended June 30, 2013. At June 30, 2013, and 2012, all impaired loans other than $635.1 million and $687.4 million, respectively, of accruing TDRs, were on non-accrual status.

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
The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the six and three months ended June 30, 2013 and 2012, respectively, that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Six Months Ended June 30, 2013
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	31	$—	47,152	4,372	51,524
1-4 family properties	58	424	24,031	6,496	30,951
Land acquisition	16	74	5,332	7,231	12,637
Total commercial real estate	105	498	76,515	18,099	95,112
Commercial and industrial	84	183	33,527	23,325	57,035
Home equity lines	1	—	—	80	80
Consumer mortgages	84	—	7,124	3,038	10,162
Credit cards	—	—	—	—	—
Small business	24	—	917	1,608	2,525
Other retail loans	38	—	460	1,028	1,488
Total retail loans	147	—	8,501	5,754	14,255
Total TDRs	336	$681	118,543	47,178	166,402	(1)

	Three Months Ended June 30, 2013
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	17	$—	31,375	2,258	33,633
1-4 family properties	21	—	17,067	2,312	19,379
Land acquisition	6	—	1,353	6,902	8,255
Total commercial real estate	44	—	49,795	11,472	61,267
Commercial and industrial	40	—	19,767	19,134	38,901
Home equity lines	—	—	—	—	—
Consumer mortgages	38	—	2,204	435	2,639
Credit cards	—	—	—	—	—
Small business	11	—	30	934	964
Other retail loans	14	—	88	362	450
Total retail loans	63	—	2,322	1,731	4,053
Total TDRs	147	$—	71,884	32,337	104,221	(2)

(1) Net charge-offs of $53 thousand were recorded during the six months ended June 30, 2013 upon restructuring these loans.
(2) No charge-offs were recorded during the three months ended June 30, 2013 upon restructuring of these loans.

TDRs by Concession Type
	Six Months Ended June 30, 2012
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	40	$—	41,259	43,833	85,092
1-4 family properties	60	—	35,698	3,797	39,495
Land acquisition	38	—	22,056	15,273	37,329
Total commercial real estate	138	—	99,013	62,903	161,916
Commercial and industrial	106	—	50,336	22,342	72,678
Home equity lines	3	—	330	34	364
Consumer mortgages	198	—	5,920	14,630	20,550
Credit cards	—	—		—	—
Small business	14	—	319	1,046	1,365
Other retail loans	36	—	492	1,901	2,393
Total retail loans	251	—	7,061	17,611	24,672
Total TDRs	495	$—	156,410	102,856	259,266	(1)

	Three Months Ended June 30, 2012
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	26	$—	38,784	31,645	70,429
1-4 family properties	32	—	16,147	1,596	17,743
Land acquisition	21	—	19,407	3,291	22,698
Total commercial real estate	79	—	74,338	36,532	110,870
Commercial and industrial	59	—	29,679	9,056	38,735
Home equity lines	2	—	—	34	34
Consumer mortgages	174	—	4,932	12,262	17,194
Credit cards	—	—		—	—
Small business	8	—	151	398	549
Other retail loans	32	—	492	1,568	2,060
Total retail loans	216	—	5,575	14,262	19,837
Total TDRs	354	$—	109,592	59,850	169,442	(2)

(1) Net charge-offs of approximately $2 million were recorded during the six months ended June 30, 2012 upon restructuring of these loans.
(2) Net charge-offs of $519 thousand were recorded during the three months ended June 30, 2012 upon restructuring of these loans.

The following table presents TDRs that defaulted in the periods indicated and which were modified or renewed in a TDR within 12 months of the default date:

Troubled Debt Restructurings Entered Into That Subsequently Defaulted(1) During
	Six Months Ended June 30, 2013		Three Months Ended June 30, 2013
(in thousands, except contract data)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Investment properties	2	$4,519	—	$—
1-4 family properties	8	10,754	6	1,809
Land acquisition	1	126	1	125
Total commercial real estate	11	15,399	7	1,934
Commercial and industrial	4	1,313	2	187
Home equity lines	—	—	—	—
Consumer mortgages	13	978	3	420
Credit cards	—	—	—	—
Small business	1	20	1	20
Other retail loans	1	195	—	—
Total retail loans	15	1,193	4	440
Total TDRs	30	$17,905	13	$2,561

(1) Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments.

Troubled Debt Restructurings Entered Into That Subsequently Defaulted(1) During
	Six Months Ended June 30, 2012(2)		Three Months Ended June 30, 2012(2)
(in thousands, except contract data)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Investment properties	3	$3,552	2	$1,519
1-4 family properties	5	2,703	4	714
Land acquisition	5	4,652	4	4,125
Total commercial real estate	13	10,907	10	6,358
Commercial and industrial	9	5,443	8	4,980
Home equity lines	—	—	—	—
Consumer mortgages	3	1,479	1	1,009
Credit cards	—	—	—	—
Small business	—	—	—	—
Other retail loans	—	—	—	—
Total retail loans	3	1,479	1	1,009
Total TDRs	25	$17,829	19	$12,347

(1) Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments.
(2) Amounts related to loans modified or renewed into TDRs within 12 months of the default date that subsequently defaulted during the six and three months ended June 30, 2012 were previously disclosed as 39 contracts with recorded investment totaling $48.9 million and 25 contracts with recorded investment totaling $21.7 million, respectively. These amounts were revised in the table above due to a re-evaluation of the defaulted status of certain loans during these periods.
If, at the time a loan was designated as a TDR, the loan was not already impaired, the measurement of impairment that resulted from the TDR designation changes from a general pool-level reserve to a specific loan measurement of impairment in accordance with ASC 310-10-35. Generally, the change in the allowance for loan losses resulting from such TDR designation is not significant. At June 30, 2013, the allowance for loan losses allocated to accruing TDRs totaling $635.1 million was $39.3 million compared to accruing TDRs of $673.4 million with an allocated allowance for loan losses of $41.4 million at December 31, 2012. Non-accrual, non-homogeneous loans (commercial-type impaired loans greater than $1 million) that are designated as TDRs, are individually measured for the amount of impairment, if any, both before and after the TDR designation.

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
The carrying value of ORE was $139.7 million and $150.3 million at June 30, 2013 and December 31, 2012, respectively. During the six months ended June 30, 2013 and 2012, $53.2 million and $75.1 million, respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value. During the six months ended June 30, 2013 and 2012, Synovus recognized foreclosed real estate expense, net, of $18.4 million and $43.7 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and net realized losses resulting from sales transactions totaling $14.3 million and $33.9 million for the six months ended June 30, 2013 and 2012, respectively, and $5.5 million and $16.5 million for the three months ended June 30, 2013 and 2012, respectively.
Note 8 - Goodwill
Goodwill is tested for impairment on an annual basis and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is reviewed for impairment annually as of June 30th and at interim periods if indicators of impairment exist. At June 30, 2013, the carrying value of goodwill was $24.4 million, consisting of goodwill associated with two financial management services reporting units; $19.9 million of the goodwill is attributable to a reporting unit that is a provider of investment advisory services. The remaining goodwill of $4.5 million is attributable to the trust services reporting unit.
For our annual goodwill impairment test, a third party valuation was obtained on the investment advisory services reporting unit, which accounts for approximately 82% of the recorded goodwill. The fair value of this reporting unit was determined by equally weighting the income approach (50%) and market approach (50%), plus a tax amortization benefit component, to assess goodwill for potential impairment at June 30, 2013. The income approach utilized a discounted cash flow method, which is based on the expected future cash flows of the reporting unit. The market approach measures values based on what other market participants have paid for assets that can be considered reasonably similar to those being valued. The first step (Step 1) of impairment testing requires a comparison of each reporting unit's fair value to the carrying amount to identify potential impairment. The result of the Step 1 process indicated that goodwill at the investment advisory services reporting unit was not impaired, as the fair value of the reporting unit exceeded the respective estimated carrying value; therefore, no further testing was required. The estimated fair value of this reporting unit using a weighted approach (income and market approach evenly weighted), plus a tax amortization component, was $28.7 million, which exceeded the carrying value of $22.9 million by $5.8 million, or 25%. The key assumptions that drove the fair value of this reporting unit under the income approach included projected revenue growth, projected EBITDA margin, projected growth in assets under management and assets under supervision, and the discount rate. The market approach determined the fair value of this reporting unit using comparisons of the reporting unit to publicly-traded companies with similar operations. Under this method, valuation multiples were: (1) derived from operating data of the selected guideline companies; (2) evaluated and adjusted based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies; and (3) applied to the operating data of the reporting unit to arrive at an indication of value.
Changes in the aforementioned assumptions, including a lower rate of revenue growth than expected, a lower than projected EBITDA margin improvement, and lower market multiples could have a negative effect on the fair value of this reporting unit, which in turn could result in an impairment charge to goodwill in future periods.

Note 9 - Other Comprehensive Income
The following table illustrates activity within the balances in accumulated other comprehensive income (loss) by component, and is shown for the six and three months ended June 30, 2013.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Amortization of post-retirement unfunded health benefit	Total
Beginning balance as of December 31, 2012	$(13,373)	17,111	363	4,101
Other comprehensive income (loss) before reclassifications	—	(36,909)	519	(36,390)
Amounts reclassified from accumulated other comprehensive income (loss)	136	(891)	(16)	(771)
Net current period other comprehensive income (loss)	136	(37,800)	503	(37,161)
Ending balance as of June 30, 2013	$(13,237)	(20,689)	866	(33,060)

Beginning balance as of April 1, 2013	$(13,304)	15,751	340	2,787
Other comprehensive income (loss) before reclassifications	—	(35,578)	519	(35,059)
Amounts reclassified from accumulated other comprehensive income (loss)	67	(862)	7	(788)
Net current period other comprehensive income (loss)	67	(36,440)	526	(35,847)
Ending balance as of June 30, 2013	$(13,237)	(20,689)	866	(33,060)

In accordance with ASC 740-20-45-11(b), a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss). Thus, during the years 2010 and 2011, Synovus recorded a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income directly to other comprehensive income (loss) by applying the portfolio approach for allocation of the valuation allowance. Synovus has consistently applied the portfolio approach which treats derivative instruments, equity securities, and debt securities as a single portfolio. As of June 30, 2013, the ending balance in net unrealized gains (losses) on cash flow hedges and net unrealized gains (losses) on investment securities available for sale includes unrealized losses of $12.1 million and $13.3 million, respectively, related to the residual tax effects remaining in OCI due to the previously established deferred tax asset valuation allowance. Under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.
The following table illustrates activity within the reclassifications out of accumulated other comprehensive income (loss), for the six and three months ended June 30, 2013, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
For the Six Months Ended June 30, 2013
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred gains (losses)	$(224)	Interest expense
	88	Income tax benefit
	$(136)	Reclassifications, net of income taxes
Net unrealized gains (losses) on investment securities available for sale:
Realized gain on sale of securities	$1,448	Investment securities gains, net
	(557)	Income tax expense
	$891	Reclassifications, net of income taxes
Amortization of post-retirement unfunded health benefit:
Amortization of actuarial gains (losses)	$26	Salaries and other personnel expense
	(10)	Income tax expense
	$16	Reclassifications, net of income taxes

For the Three Months Ended June 30, 2013
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred gains (losses)	$(112)	Interest expense
	45	Income tax benefit
	$(67)	Reclassifications, net of income taxes
Net unrealized gains (losses) on investment securities available for sale:
Realized gain on sale of securities	$1,403	Investment securities gains, net
	(541)	Income tax expense
	$862	Reclassifications, net of income taxes
Amortization of post-retirement unfunded health benefit:
Amortization of actuarial gains (losses)	$—	Salaries and other personnel expense
	(7)	Income tax expense
	$(7)	Reclassifications, net of income taxes

Note 10 - Fair Value Accounting
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
Salary Stock Units
Salary stock units represent fully vested stock awards that have been granted to certain key employees of Synovus. The salary stock units are classified as liabilities and are settled in cash, as determined by the closing Common Stock price on the date of settlement and the number of salary stock units being settled. Accordingly, salary stock units are classified as Level 1 within the fair value hierarchy.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, according to the valuation hierarchy included in ASC 820-10. For equity and debt securities, class was determined based on the nature and risks of the investments.

	June 30, 2013
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	15,454	—	15,454
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	3,072	—	3,072
State and municipal securities	—	75	—	75
All other residential mortgage-backed securities	—	825	—	825
Other investments	—	3,643	—	3,643
Total trading securities	$—	23,069	—	23,069
Mortgage loans held for sale	—	112,761	—	112,761
Investment securities available for sale:
U.S. Treasury securities	357	—	—	357
U.S. Government agency securities	—	36,296	—	36,296
Securities issued by U.S. Government sponsored enterprises	—	188,087	—	188,087
Mortgage-backed securities issued by U.S. Government agencies	—	209,561	—	209,561
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,305,351	—	2,305,351
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	319,515	—	319,515
State and municipal securities	—	11,024	—	11,024
Equity securities	4,061	—	892	4,953
Other investments(1)	—	—	2,562	2,562
Total investment securities available for sale	$4,418	3,069,834	3,454	3,077,706
Private equity investments	—	1,345	29,568	30,913
Mutual funds held in Rabbi Trusts	10,460	—	—	10,460
Derivative assets:
Interest rate contracts	—	44,790	—	44,790
Mortgage derivatives(2)	—	7,210	—	7,210
Total derivative assets	$—	52,000	—	52,000
Liabilities
Trading account liabilities	—	15,847	—	15,847
Salary stock units	793	—	—	793
Derivative liabilities:
Interest rate contracts	—	45,991	—	45,991
Mortgage derivatives(2)	—	—	—	—
Visa derivative	—	—	2,977	2,977
Total derivative liabilities	$—	45,991	2,977	48,968

	December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	2,171	—	2,171
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	4,875	—	4,875
State and municipal securities	—	451	—	451
All other residential mortgage-backed securities	—	1,159	—	1,159
Other investments	—	2,446	—	2,446
Total trading securities	$—	11,102	—	11,102
Mortgage loans held for sale	—	212,663	—	212,663
Investment securities available for sale:
U.S. Treasury securities	356	—	—	356
U.S. Government agency securities	—	38,046	—	38,046
Securities issued by U.S. Government sponsored enterprises	—	293,310	—	293,310
Mortgage-backed securities issued by U.S. Government agencies	—	245,593	—	245,593
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	1,867,493	—	1,867,493
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	514,489	—	514,489
State and municipal securities	—	15,798	—	15,798
Equity securities	2,849	—	891	3,740
Other investments(1)	—	—	2,287	2,287
Total investment securities available for sale	$3,205	2,974,729	3,178	2,981,112
Private equity investments	—	1,168	30,708	31,876
Mutual funds held in Rabbi Trusts	10,001	—	—	10,001
Derivative assets:
Interest rate contracts	—	61,869	—	61,869
Mortgage derivatives(2)	—	2,793	—	2,793
Total derivative assets	$—	64,662	—	64,662
Liabilities
Trading account liabilities	—	91	—	91
Salary stock units	1,888	—	—	1,888
Derivative liabilities:
Interest rate contracts	—	62,912	—	62,912
Mortgage derivatives(2)	—	525	—	525
Visa derivative	—	—	2,956	2,956
Total derivative liabilities	$—	63,437	2,956	66,393

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

Net Gains (Losses) from Fair Value Changes
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Mortgage loans held for sale	$(7,930)	(192)	(5,171)	2,516

Mortgage Loans Held for Sale
(in thousands)	As of June 30, 2013	As of December 31, 2012
Fair value	$112,761	212,663
Unpaid principal balance	114,685	206,657
Fair value less aggregate unpaid principal balance	$(1,924)	6,006

Changes in Level 3 Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs (Level 3) in determining the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy. The table below includes a roll-forward of the amounts on the consolidated balance sheet for the six months ended June 30, 2013 and 2012 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis. Transfers between fair value levels are recognized at the end of the reporting period in which the associated changes in inputs occur. During the first half of 2013, Synovus did not have any material transfers between levels in the fair value hierarchy.

	Six Months Ended June 30,
	2013			2012
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Contracts, Net	Investment Securities Available for Sale	Private Equity Investments		Other Derivative Contracts, Net
Beginning balance, January 1,	$3,178	30,708	(2,956)	6,842	21,418		(7,242)
Total gains (losses) realized/unrealized:
Included in earnings(1)	—	(1,140)	(801)	(450)	7,372		(4,713)
Unrealized gains (losses) included in other comprehensive income	276	—	—	(788)	—		—
Purchases	—	—	—	—	1,057	(2)	—
Sales	—	—	—	—	—		—
Issuances	—	—	—	—	—		—
Settlements	—	—	780	—	—		10,756
Amortization of discount/premium	—	—	—	—	—		—
Transfers in and/or out of Level 3	—	—	—	(501)	—		(1,851)
Ending balance, June 30,	$3,454	29,568	(2,977)	5,103	29,847		(3,050)
The amount of total net gains (losses) for the six months included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30,	$—	(1,140)	(801)	(450)	7,372		(4,713)

	Three Months Ended June 30,
	2013			2012
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Contracts, Net	Investment Securities Available for Sale	Private Equity Investments		Other Derivative Contracts, Net
Beginning balance, April 1,	$3,312	30,451	(2,610)	5,085	22,568		(1,719)
Total gains (losses) realized/unrealized:
Included in earnings(1)	—	(883)	(764)	—	7,279		(1,734)
Unrealized gains (losses) included in other comprehensive income	142	—	—	18	—		—
Purchases	—	—	—	—	—		—
Sales	—	—	—	—	—		—
Issuances	—	—	—	—	—		—
Settlements	—	—	397	—	—		403
Amortization of discount/premium	—	—	—	—	—		—
Transfers in and/or out of Level 3	—	—	—	—	—		—
Ending balance, June 30,	$3,454	29,568	(2,977)	5,103	29,847		(3,050)
The amount of total net gains (losses) for the three months included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30,	$—	(883)	(764)	—	7,279		(1,734)

(1) Included in earnings as a component of other non-interest income (expense).
(2) Represents additional capital contributed to a private equity investment fund for capital calls. There are no such calls outstanding as of June 30, 2013.

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

	June 30, 2013				December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Impaired loans(1)	$—	—	233,530	233,530	—	—	80,299	80,299
Other loans held for sale	—	—	7,594	7,594	—	—	7,420	7,420
Other real estate	—	—	20,583	20,583	—	—	79,293	79,293
Other assets held for sale	$—	—	409	409	—	—	5,804	5,804

(1) Represents impaired loans that are collateral-dependent.
The following table presents fair value adjustments recognized for the six and three months ended June 30, 2013 and 2012 for the assets measured at fair value on a non-recurring basis.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Impaired loans(1)	$30,152	62,506	10,184	29,699
Other loans held for sale	3,546	1,288	3,315	1,183
Other real estate	4,513	19,925	363	7,580
Other assets held for sale	$170	1,345	—	431

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

Other assets held for sale consist of certain premises and equipment held for sale, including those related to the efficiency initiatives discussed in "Note 4 - Restructuring Charges" of this Report. These assets are classified as held for sale and recorded at the lower of their amortized cost or fair value, less costs to sell, consistent with ASC 360-10. The fair value of these assets is determined primarily on the basis of appraisals or BOV, as circumstances warrant, adjusted for estimated selling costs. Both techniques engage licensed or certified professionals that use inputs such as absorption rates, capitalization rates, and market comparables; these valuations are considered Level 3 measurements since assumptions or inputs may not be observable in the market.
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

June 30, 2013
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a recurring basis

Investment Securities Available for Sale
Equity securities	$892	Individual analysis of each investment	Multiple data points, including, but not limited to evaluation of past and projected business performance (2)	N/A(4)

Other investments:

Trust preferred securities	2,562	Discounted cash flow	Credit spread embedded in discount rate	425-525 bps (463 bps)
			Discount for lack of marketability(2)	0%-10% (0%)

Private equity investments	29,568	Individual analysis of each investee company
Multiple factors, including but not limited to, current operations, financial conditions, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies (2)
				N/A(4)

Visa derivative liability	$2,977	Probability model	Probability-weighted potential outcomes of the Covered Litigation, and fees payable to the counterparty, through the estimated term of the contract	$400 thousand to $3.0 million ($3.0 million)

June 30, 2013
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans	$233,530	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0% - 53% (22%) 0% - 10% (7%)

Other loans held for sale	7,594	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0% - 1% (1%) 0% - 10% (7%)

Other real estate	20,583	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0% - 8% (8%) 0% - 10% (7%)

Other assets held for sale	$409	Third party appraised value of collateral less estimated selling costs or BOV	Discount to appraised value (3) Estimated selling costs	0% - 29% (3%) 0% - 10% (7%)
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
				N/A(4)

Visa derivative liability	$2,956	Probability model	Probability-weighted potential outcomes of the Covered Litigation and fees payable to the counterparty through the estimated term of the contract	$400 thousand to $3.0 million ($3.0 million)

December 31, 2012
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans	$80,299	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0%-12% (4%) 0%-10% (7%)

Other loans held for sale	7,420	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0%-12% (4%) 0%-10% (7%)

Other real estate	79,293	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0%-7% (2%) 0%-10% (7%)

Other assets held for sale	$5,804	Third party appraised value of collateral less estimated selling costs or BOV	Discount to appraised value (3) Estimated selling costs	13%-51% (29%) 0%-10% (7%)

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
Fair Value of Financial Instruments
The following table presents the carrying and fair values of financial instruments at June 30, 2013 and December 31, 2012. The fair value represents management’s best estimates based on a range of methodologies and assumptions. For financial instruments that are not recorded at fair value on the balance sheet, such as loans, interest bearing deposits (including brokered deposits), and long-term debt, the figures given in the notes should not be taken as an estimate of the amount that would be realized if all such financial instruments were to be settled immediately.
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
The carrying and estimated fair values of financial instruments, as well as the level within the fair value hierarchy, as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013
(in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$428,487	428,487	428,487	—	—
Interest bearing funds with Federal Reserve Bank	1,459,251	1,459,251	1,459,251	—	—
Interest earning deposits with banks	22,065	22,065	22,065	—	—
Federal funds sold and securities purchased under resale agreements	88,636	88,636	88,636	—	—
Trading account assets	23,069	23,069	—	23,069	—
Mortgage loans held for sale	112,761	112,761	—	112,761	—
Other loans held for sale	12,083	12,083	—	—	12,083
Investment securities available for sale	3,077,706	3,077,706	4,418	3,069,834	3,454
Private equity investments	30,913	30,913	—	1,345	29,568
Mutual funds held in Rabbi Trusts	10,460	10,460	10,460	—	—
Loans, net of deferred fees and costs	19,608,283	19,312,409	—	—	19,312,409
Derivative assets	52,000	52,000	—	52,000	—
Financial liabilities
Trading account liabilities	15,847	15,847	—	15,847	—
Non-interest bearing deposits	5,203,437	5,203,437	—	5,203,437	—
Interest bearing deposits	15,507,266	15,517,284	—	15,517,284	—
Federal funds purchased, other short-term borrowings and other short-term liabilities	222,933	222,933	222,933	—	—
Salary stock units	793	793	793	—	—
Long-term debt	1,885,689	1,937,232	—	1,937,232	—
Derivative liabilities	$48,968	48,968	—	45,991	2,977

	December 31, 2012
(in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$614,630	614,630	614,630	—	—
Interest bearing funds with Federal Reserve Bank	1,498,390	1,498,390	1,498,390	—	—
Interest earning deposits with banks	23,442	23,442	23,442	—	—
Federal funds sold and securities purchased under resale agreements	113,517	113,517	113,517	—	—
Trading account assets	11,102	11,102	—	11,102	—
Mortgage loans held for sale	212,663	212,663	—	212,663	—
Other loans held for sale	10,690	10,690	—	—	10,690
Investment securities available for sale	2,981,112	2,981,112	3,205	2,974,729	3,178
Private equity investments	31,876	31,876	—	1,168	30,708
Mutual funds held in Rabbi Trusts	10,001	10,001	10,001	—	—
Loans, net	19,541,690	19,254,199	—	—	19,254,199
Derivative assets	64,662	64,662	—	64,662	—
Financial liabilities
Trading account liabilities	91	91	—	91	—
Non-interest bearing deposits	5,665,527	5,665,527	—	5,665,527	—
Interest bearing deposits	15,391,517	15,415,160	—	15,415,160	—
Federal funds purchased other short-term borrowings, and other short-term liabilities	201,243	201,243	201,243	—	—
Salary stock units	1,888	1,888	1,888	—	—
Long-term debt	1,726,455	1,784,223	—	1,784,223	—
Derivative liabilities	$66,393	66,393	—	63,437	2,956

Note 11 - Derivative Instruments
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
From time to time, Synovus utilizes interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges, as discussed below. As of June 30, 2013 and December 31, 2012, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk.
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
Cash Flow Hedges
Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of income as a component of other non-interest income. As of June 30, 2013, there were no cash flow hedges outstanding, and therefore, no cumulative ineffectiveness.
Synovus expects to reclassify from accumulated other comprehensive income $447 thousand of interest expense during the next twelve months as amortization of deferred losses are recorded.
Synovus did not terminate any cash flow hedges during 2013 or 2012. The remaining unamortized deferred net loss balance of all previously terminated cash flow hedges at June 30, 2013 and December 31, 2012 was $(1.8) million and $(2.0) million, respectively.
Fair Value Hedges
Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair value of various fixed rate liabilities due to changes in the benchmark interest rate, LIBOR. Synovus calculates effectiveness of the fair value hedges quarterly using regression analysis. As of June 30, 2013, there were no fair value hedges outstanding, and therefore, no cumulative ineffectiveness. Ineffectiveness from fair value hedges is recognized in the consolidated statements of income as a component of other non-interest income.
Synovus did not terminate any fair value hedges during 2013 or 2012. The remaining unamortized deferred net gain balance of all previously terminated fair value hedges at June 30, 2013 and December 31, 2012 was $12.2 million and $13.9 million, respectively.
Customer Related Derivative Positions
Synovus enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. Synovus mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on Synovus' consolidated balance sheet. Fair value changes are recorded in non-interest income in Synovus' consolidated statements of income. As of June 30, 2013, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.13 billion, a decrease of $2.8 million compared to December 31, 2012.
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
At June 30, 2013 and December 31, 2012, Synovus had commitments to fund at a locked interest rate, primarily fixed-rate mortgage loans to customers in the amount of $133.5 million and $158.0 million, respectively. The fair value of these commitments as of June 30, 2013 and 2012, respectively, resulted in a (loss) gain of $(2.5) million and $2.0 million, for the six months ended June 30, 2013 and 2012, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of income.
At June 30, 2013 and December 31, 2012, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $200.5 million and $231.5 million, respectively. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding rate lock commitments, which guarantee a certain interest rate if the loan is ultimately funded or granted by Synovus as a mortgage loan held for sale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans resulted in a gain (loss) of $7.4 million and $(0.1) million, for the six months ended June 30, 2013 and 2012, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of income.
Collateral Contingencies
Certain derivative instruments contain provisions that require Synovus to maintain an investment grade credit rating from each of the major credit rating agencies. When Synovus’ credit rating falls below investment grade, these provisions allow the counterparties of the derivative instrument to demand immediate and ongoing full collateralization on derivative instruments in net liability positions and, for certain counterparties, request immediate termination. As Synovus’ current rating is below investment grade, Synovus is required to post collateral, as required by each agreement, against these positions. Additionally, as of June 10, 2013, the CCC became mandatory for certain trades as required under the Dodd-Frank Act. These derivative transactions also carry collateral requirements, both at the inception of the trade, and as the value of each derivative position changes. As trades are migrated to the CCC, dealer counterparty exposure will be reduced, and higher notional amounts of Synovus' derivative instruments will be housed at the CCC, a highly regulated and well-capitalized entity. As of June 30, 2013, collateral totaling $84.6 million consisting of Federal funds sold was pledged to the derivative counterparties, including $734 thousand with the CCC, to comply with collateral requirements.

The impact of derivative instruments on the consolidated balance sheets at June 30, 2013 and December 31, 2012 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
(in thousands)	Location on Consolidated Balance Sheet	June 30, 2013	December 31, 2012	Location on Consolidated Balance Sheet	June 30, 2013	December 31, 2012
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$44,790	61,869	Other liabilities	$45,991	62,912
Mortgage derivatives	Other assets	7,210	2,793	Other liabilities	—	525
Visa derivative		—	—	Other liabilities	2,977	2,956
Total derivatives not designated as hedging instruments		$52,000	64,662		$48,968	66,393

The pre-tax effect of the amortization of the termination of cash flow hedges on the consolidated statements of income for the six months ended June 30, 2013 and 2012 are presented below.

	Amount of Gain (Loss) Recognized in OCI Effective Portion		Location of Gain (Loss) Reclassified from OCI into Income Effective Portion	Amount of Gain (Loss) Reclassified from OCI into Income Effective Portion
	Six Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2013	2012		2013	2012
Interest rate contracts	$—	(337)	Interest expense	224	(1,218)

The pre-tax effect of the amortization of the termination of cash flow hedges on the consolidated statements of income for the three months ended June 30, 2013 and 2012 are presented below.

	Amount of Gain (Loss) Recognized in OCI Effective Portion		Location of Gain (Loss) Reclassified from OCI into Income Effective Portion	Amount of Gain (Loss) Reclassified from OCI into Income Effective Portion
	Three Months Ended June 30,			Three Months Ended June 30,
(in thousands)	2013	2012		2013	2012
Interest rate contracts	$—	(15)	Interest expense	112	(405)

The pre-tax effect of fair value hedges on the consolidated statements of income for the six months ended June 30, 2013 and 2012 is presented below.

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
(in thousands)		Six Months Ended June 30,
Derivatives not designated as hedging instruments		2013	2012
Interest rate contracts(1)	Other non-interest income	$(158)	1,172
Mortgage derivatives(2)	Mortgage banking income	4,942	1,888
Total		$4,784	3,060

(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(2) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans to third party investors.

The pre-tax effect of fair value hedges on the consolidated statements of income for the three months ended June 30, 2013 and 2012 is presented below.

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
(in thousands)		Three Months Ended June 30,
Derivatives not designated as hedging instruments		2013	2012
Interest rate contracts(1)	Other non-interest income	$(279)	47
Mortgage derivatives(2)	Mortgage banking income	5,030	119
Total		$4,751	166

(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(2) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans to third party investors.
Note 12- Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted earnings per common share for the six and three months ended June 30, 2013 and 2012.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Basic Net Income Per Common Share:
Net income available to common shareholders	$45,515	46,172	30,717	24,803
Weighted average common shares outstanding	819,245	786,355	851,093	786,576
Basic net income per common share	$0.06	0.06	0.04	0.03

Diluted Net Income Per Common Share:
Net income available to common shareholders	$45,515	46,172	30,717	24,803
Weighted average number common shares outstanding	819,245	786,355	851,093	786,576
Potentially dilutive shares from assumed exercise of securities or other contracts to purchase Common Stock	91,641	123,187	59,844	123,185
Weighted average number diluted common shares	910,886	909,542	910,937	909,761
Diluted net income per common share	$0.05	0.05	0.03	0.03

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
During 2010, 13,800,000 units of tMEDS were issued through a public offering. On May 15, 2013, each remaining tMED automatically settled, and Synovus issued 122.8 million shares of Common Stock. As a result, these shares are no longer potentially dilutive shares from assumed exercise of these contracts to purchase Common Stock.
As of June 30, 2013 and 2012, there were 28.5 million and 35.0 million, respectively, potentially dilutive shares related to Common Stock options and Warrants to purchase shares of Common Stock that were outstanding during 2013 and 2012, but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive.

Note 13 - Share-based Compensation
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. On April 25, 2013, the Synovus shareholders approved the 2013 Omnibus Plan, replacing the 2007 Omnibus Plan. At June 30, 2013, Synovus had a total of 57,387,344 shares of its authorized but unissued Common Stock reserved for future grants under the 2013 Omnibus Plan. The Plan permits grants of share-based compensation including stock options, non-vested shares, and restricted share units. The grants generally include vesting periods ranging from two to five years and contractual terms of 10 years. Stock options are granted at exercise prices which equal the fair value of a share of common stock on the grant-date. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.
Share-based Compensation Expense
Share-based compensation costs associated with employee grants are recorded as a component of salaries and other personnel expense in the consolidated statements of income. Share-based compensation costs associated with grants made to non-employee directors of Synovus are recorded as a component of other operating expenses. Share-based compensation expense for service-based awards is recognized net of estimated forfeitures for plan participants on a straight-line basis over the vesting period. Total share-based compensation expense was $3.4 million and $1.6 million for the six and three months ended June 30, 2013 and $4.6 million and $2.9 million for the six and three months ended June 30, 2012, respectively.
Stock Options
During the six months ended June 30, 2013, Synovus awarded 6,003,250 stock options to key employees. The awards have a service-based vesting period of three years. The weighted average grant-date fair value of the awarded stock options was $1.03 determined using the Black-Scholes option pricing model. At June 30, 2013, there were 23,337,277 options to purchase shares of Common Stock outstanding with a weighted average exercise price of $6.91.
Restricted Share Units and Salary Stock Units
During the six months ended June 30, 2013, Synovus awarded 1,418,464 restricted share units to key employees and non-employee directors. The awards have a service-based vesting period of three years. The weighted average grant-date fair value of the awarded restricted share units was $2.78 per share. At June 30, 2013, including dividend equivalents granted, there were 6,235,743 restricted share units outstanding with a weighted average grant-date fair value of $2.42.
During the six months ended June 30, 2013, Synovus also granted 271,575 salary stock units to senior management, which vested and were expensed immediately upon grant. Compensation expense is initially determined based on the number of salary stock units granted and the market price of Common Stock at the grant date. Subsequent to the grant date, compensation expense is recorded for changes in Common Stock market price. The total fair value of salary stock units granted during the six months ended June 30, 2013 was $793 thousand. Additionally, Synovus recorded compensation expense of $200 thousand during the three months ended March 31, 2013 related to salary stock units granted during 2012 that were settled on February 15, 2013. The salary stock units granted during 2013 are classified as liabilities and will be settled in cash on January 15, 2014.

Note 14 - Income Taxes
During 2009, Synovus established a valuation allowance for substantially all of its deferred tax assets, primarily due to the realization of significant losses, significant credit deterioration and negative trending in asset quality and uncertainty regarding the amount of future taxable income that the Company could forecast. At December 31, 2012, based upon the assessment of all positive and negative evidence, management concluded that it was more likely than not that $806.4 million of the net deferred tax asset would be realized based upon future taxable income and therefore reversed $806.4 million of the valuation allowance.
The valuation allowance for deferred tax assets was $20.1 million and $18.7 million at June 30, 2013 and December 31, 2012, respectively. The valuation allowance at June 30, 2013 is related to specific state income tax credits and specific state NOL carryforwards that have various expiration dates through the tax year 2018 and 2028, respectively, and are expected to expire before they can be utilized.  Management assesses the valuation allowance for deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.
At June 30, 2013, Synovus is in a three-year cumulative loss position (defined as a pre-tax loss for the three year period ended June 30, 2013; and amounting to $249.0 million), which represents negative evidence. Management currently forecasts that it will likely no longer be in a three-year cumulative loss position at September 30, 2013.  Based on the assessment of all the positive and negative evidence at June 30, 2013, management has concluded that it is more likely than not that $789.5 million of the net deferred tax asset will be realized based upon future taxable income.
Synovus expects to realize the $789.5 million in net deferred tax assets well in advance of the statutory carryforward period. At June 30, 2013, $209.3 million of existing deferred tax assets are not related to net operating losses or credits and therefore, have no expiration dates. Approximately $485.5 million of the remaining deferred tax assets relate to federal net operating losses which expire in years beginning in 2028 through 2032. Additionally, $67.0 million of the deferred tax assets relate to state NOLs which will expire in installments annually beginning in 2013 through 2032. Tax credit carryforwards at June 30, 2013 include federal alternative minimum tax credits totaling $20.3 million which have an unlimited carryforward period. Other federal and state tax credits at June 30, 2013 total $27.5 million and will expire in years 2013 through 2033.
The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management's conclusion at June 30, 2013 that it is more likely than not that the net deferred tax assets of $789.5 million will be realized is based upon management's estimate of future taxable income. Management's estimate of future taxable income is based on internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, the valuation allowance may need to be increased. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on Synovus' financial condition or results of operations.
Synovus is subject to income taxation in the United States and various state jurisdictions.  Synovus' federal income tax return is filed on a consolidated basis, while state income tax returns are filed on both a consolidated and separate entity basis. Currently, no years for which Synovus filed a Federal income tax return are under examination by the IRS, and there are no state tax examinations currently in progress. Synovus is no longer subject to income tax examinations by the IRS for years before 2009, and excluding certain limited exceptions, Synovus is no longer subject to income tax examinations by state and local income tax authorities for years before 2008. Although Synovus is unable to determine the ultimate outcome of future examinations, Synovus believes that the liability recorded for uncertain tax positions is adequate.
At June 30, 2013 and December 31, 2012, unrecognized income tax benefits totaled $1.2 million and $1.1 million, respectively.
Note 15 - Legal Proceedings
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate accrual. An event is considered to be “probable” if “the future event is likely to occur.” The actual amounts accrued by Synovus in respect of legal matters as of June 30, 2013 are not material to Synovus' unaudited interim consolidated financial statements. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
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
On January 25, 2012, Synovus Bank was named as a defendant in another putative multi-state class action relating to the manner in which Synovus Bank charges overdraft fees to customers. The case, Green et al. v. Synovus Bank, was filed in the Middle District of Georgia, Columbus Division. On August 3, 2012, the Judicial Panel on Multidistrict Litigation ordered the case transferred to the multi-district proceeding in the Southern District of Florida. In Re: Checking Account Overdraft Litigation, MDL No. 2036.On September 5, 2012, the plaintiffs in the Childs case filed an amended complaint that added Richard Green, the named plaintiff from the Green et al. v. Synovus Bank case, as a named plaintiff in the Childs case. As a result, the parties advised the court that the Green et al. v. Synovus Bank case should be dismissed without prejudice. On November 8, 2012, the court entered an order dismissing without prejudice the Green case.

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

Note 16 - Subsequent Events
Common Stock and Preferred Stock Offerings
On July 24, 2013, Synovus completed a public offering of 59,870,550 shares of its Common Stock at $3.09 per share. The offering generated net proceeds of approximately $175 million.
On July 25, 2013, Synovus completed a public offering of $130 million of Series C Preferred Stock (5.2 million shares, no par value, with a liquidation preference of $25 per share).  The offering generated net proceeds of approximately $125 million. From the date of issuance to, but excluding, August 1, 2018, the rate for declared dividends is 7.875% per annum.  From and including August 1, 2018, the dividend rate will change to a floating rate equal to three-month LIBOR plus a spread of 6.39% per annum.
Redemption of TARP Preferred Stock
On July 26, 2013, Synovus redeemed all 967,870 shares of its Series A Preferred Stock issued to the U.S. Treasury under the CPP established under TARP. Over two-thirds of the TARP redemption was funded by internally available funds. The balance of the redemption was funded by net proceeds from the equity offerings completed in July 2013, described above.
In connection with the redemption of the Series A Preferred Stock, Synovus accelerated the accretion of the remaining issuance discount on the Series A Preferred Stock, which will result in a $5.1 million reduction in net income available to common shareholders for the three months ending September 30, 2013.
The U.S. Treasury continues to hold the Warrants, which expire on December 19, 2018. Synovus will evaluate the potential repurchase of these Warrants directly from the U.S. Treasury or through participation in a subsequent auction process, which may or may not be successful.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Report, the words “Synovus,” “the Company,” “we,” “us,” and “our” refer to Synovus Financial Corp. together with Synovus Bank and Synovus' other wholly-owned subsidiaries, except where the context requires otherwise.
FORWARD-LOOKING STATEMENTS
Certain statements made or incorporated by reference in this Report which are not statements of historical fact; including those under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Report, constitute forward-looking statements within the meaning of, and subject to the protections of, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements include statements with respect to Synovus' beliefs, plans, objectives, goals, targets, expectations, anticipations, assumptions, estimates, intentions and future performance and involve known and unknown risks, many of which are beyond Synovus' control and which may cause Synovus' actual results, performance or achievements or the commercial banking industry or economy generally, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.
All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus' use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus' future business and financial performance and/or the performance of the commercial banking industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus' management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to:

(1)	the risk that we may not realize the expected benefits from our efficiency and growth initiatives, which will negatively affect our future profitability;

(2)
the risks that if economic conditions worsen or regulatory capital rules are modified, or the results of mandated “stress testing” do not satisfy certain criteria, we may be required to undertake additional strategic initiatives to improve our capital position;

(3)
changes in the interest rate environment and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;

(4)
changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, including any reduction in our credit ratings;

(5)	deterioration in credit quality may result in increased non-performing assets and credit losses, which could adversely impact our capital, financial condition, and results of operations;

(6)	the risk that our allowance for loan losses may prove to be inadequate or may be negatively affected by credit risk exposures;

(7)
declines in the values of residential and commercial real estate may result in write-downs of assets and realized losses on disposition of non-performing assets, which may increase credit losses and negatively affect our financial results;

(8)	the impact on our borrowing costs, capital costs and our liquidity due to our status as a non-investment grade issuer and any reduction in our credit ratings;

(9)
restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations or dividend payments on our common stock and preferred stock and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;

(10)	future availability and cost of additional capital and liquidity on favorable terms, if at all;

(11)	the risk that for deferred tax assets, we may be required to increase the valuation allowance in future periods, or we may not be able to realize the deferred tax assets in the future;

(12)
the risk that we could have an “ownership change” under Section 382 of the Internal Revenue Code, which could impair our ability to timely and fully utilize our net operating losses and built-in losses that may exist when such “ownership change” occurs;

(13)
the impact on our financial results, reputation, and business if we are unable to comply with all applicable federal and state regulations, board resolutions adopted at the request of our regulators, or other supervisory actions or directives and any necessary capital initiatives;

(14)
the impact of The Dodd-Frank Wall Street Reform and Consumer Protection Act and other recent and proposed changes in governmental policy, laws and regulations, including proposed and recently enacted changes in the regulation of banks and financial institutions, or the interpretation or application thereof, including restrictions, increased capital requirements, limitations and/or penalties arising from banking, securities and insurance laws, enhanced regulations and examinations and restrictions on compensation;

(15)	the risk that we may be unable to pay dividends on our common stock and preferred stock;

(16)	the risk that we may be required to make substantial expenditures to keep pace with the rapid technological changes in the financial services market;

(17)	the risk that our enterprise risk management framework may not identify or address risks adequately, which may result in unexpected losses;

(18)
risks related to a failure in or breach of our operational or security systems of our infrastructure, or those of our third party vendors and other service providers, including as a result of cyber-attacks, which could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs or cause losses;

(19)
risks related to our reliance on third parties to provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and risks related to disruptions in service or financial difficulties of a third party vendor;

(20)	the costs and effects of litigation, investigations, claims, inquiries or similar matters, or adverse facts and developments related thereto;

(21)	risks related to the loss of customers to alternatives to bank deposits, which could affect our income and force us to rely on relatively more expensive sources of funding;

(22)
risks related to recent and proposed changes in the mortgage banking industry, including the impact of the “ability to pay” and “qualified mortgage” rules on our loan origination process and foreclosure proceedings;

(23)	the effects of any damages to Synovus' reputation resulting from developments related to any of the items identified above;

(24)	the volatility of our stock price; and

(25)
other factors and other information contained in this Report, other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in “Part I-Item 1A. Risk Factors” of Synovus' 2012 Form 10-K.

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I-Item 1A. Risk Factors” and other information contained in Synovus' 2012 Form 10-K and our other periodic filings, including quarterly reports on Form 10-Q and current reports on Form 8-K, that we file from time to time with the SEC. All written or oral forward-looking statements that are made by or are attributable to Synovus are expressly qualified by this cautionary notice. You should not place undue reliance on any forward-looking statements since those statements speak only as of the date on which the statements are made. Synovus undertakes no obligation to update any forward-looking information and statements, whether written or oral, to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of new information or unanticipated events, except as may otherwise be required by law. All forward-looking statements attributable to Synovus are expressly qualified by these cautionary statements.
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
The following financial review summarizes the significant trends affecting Synovus’ results of operations and financial condition for the six and three months ended June 30, 2013 and 2012, respectively. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ 2012 Form 10-K.
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
ECONOMIC OVERVIEW
Economic metrics for the second quarter of 2013 point towards continued modest improvement in the national economy despite somewhat conflicting indicators. Employment has continued to grow overall as gains in non-manufacturing and small business employment have mitigated losses in the manufacturing and government sectors. While unemployment rates increased in 28 states month over month in June of 2013, the national average remained stable throughout the quarter, ending with a rate of 7.6%. The Conference Board Consumer Confidence Index,® while continuing to reflect volatility from the uncertainties in the national and global economies, improved to 81.4% in June 2013, which is the index's highest level since January of 2008. Motor vehicle sales, retail sales, and consumer credit totals increased throughout the quarter, indicating a willingness to spend by the American public. Despite healthy consumption metrics and generally improving employment conditions, GDP for the second quarter was 1.7%, slightly less than market expectations but better than the revised first quarter rate of 1.1%. Reduced government spending and economic softness in global markets continue to weigh down United States GDP growth.
Housing metrics surged in the first half of the second quarter as price indexes hit post-recession highs and mortgage rates continued to trade at historical lows. However, indications by the Federal Reserve that the cessation of quantitative easing could be accomplished by June of 2014 sent a shockwave through the market; rapidly escalating bond yields, which drove mortgage rates up as high as 125 bps, caused annualized housing sales and starts to reverse course and trend downward by the end of the quarter. Subsequent indications from the Federal Reserve that the quantitative easing (QE) termination program may take longer than one year calmed markets and brought rates down, but the quarterly increase in mortgage rates still averaged approximately 75 bps.
Commercial real estate continued its recovery as asset values pushed higher, particularly in the multifamily and industrial/warehouse sectors where cap rates are at or near historical lows. Premium pricing for major metro market properties has pushed investors seeking adequate yields towards secondary markets and major transportation hubs.
European countries are currently experiencing weak economic conditions, and ambivalence over appropriate austerity measures and central bank policies do not bode well for imminent improvement. China is hampered by lower European and American consumption and has fallen short of internal growth expectations. Although Synovus does not have direct exposure to global markets, Synovus will continue to monitor the impact of international developments on domestic economic activity and will determine the most appropriate strategies to pursue.

DISCUSSION OF RESULTS OF OPERATIONS
Consolidated Financial Highlights
A summary of Synovus’ financial performance for the six months ended June 30, 2013 and 2012 is set forth in the table below.

	Six Months Ended June 30,			Three Months Ended June 30,
(dollars in thousands, except per share data)	2013	2012	Change	2013	2012	Change
Net interest income	$401,891	434,316	(7.5)%	202,077	213,356	(5.3)%
Provision for loan losses	48,773	110,271	(55.8)	13,077	44,222	(70.4)
Non-interest income	129,813	160,616	(19.2)	65,092	76,477	(14.9)
Non-interest expense	363,472	411,399	(11.6)	181,186	208,264	(13.0)
Adjusted non-interest expense(1)	331,582	353,466	(6.2)	167,777	179,018	(6.3)
Income before income taxes	119,459	73,262	63.1	72,906	37,347	95.2
Pre-tax, pre-credit costs income(1)	198,674	217,213	(8.5)	97,989	106,645	(8.1)
Net income available to common shareholders	45,515	46,172	(1.4)	30,717	24,803	23.8
Net income per common share, basic	0.06	0.06	(5.4)	0.04	0.03	14.5
Net income per common share, diluted	$0.05	0.05	(1.6)	0.03	0.03	23.7
Net interest margin	3.41%	3.52	(11) bps	3.39%	3.48	(9) bps
Net charge-off ratio	0.90	1.94	(104) bps	0.61	1.99	(138) bps

	June 30, 2013	March 31, 2013	Sequential Quarter Change	June 30, 2012	Year Over Year Change
(dollars in thousands, except per share data)
Loans, net of deferred fees and costs	$19,608,283	19,367,887	240,396	$19,680,127	(71,844)
Total deposits	20,710,703	20,561,193	149,510	21,565,065	(854,362)
Core deposits(1)	19,372,640	19,228,561	144,079	20,416,173	(1,043,533)
Core deposits excluding time deposits(1)	15,995,424	15,746,365	249,059	16,318,339	(322,915)

Non-performing assets ratio	3.21%	3.47	(26) bps	4.83%	(162) bps
Past dues over 90 days	0.02	0.03	(1) bp	0.03	(1) bp

Tier 1 capital(1)	$2,904,985	2,866,490	38,495	$2,822,487	82,498
Tier 1 common equity(1)	1,932,260	1,896,485	35,775	1,860,394	71,866
Total risk-based capital	3,445,161	3,493,091	(47,930)	3,449,214	(4,053)
Tier 1 capital ratio(1)	13.49%	13.50	(1) bp	13.35%	14 bps
Tier 1 common equity ratio(1)	8.97	8.93	4 bps	8.80	17 bps
Total risk-based capital ratio	15.99	16.45	(46) bps	16.31	(32) bps
Total shareholders’ equity to total assets ratio(1)	13.43	13.65	(22) bps	10.85	258 bps
Tangible common equity to tangible assets ratio(1)	9.71	9.89	(18) bps	7.12	259 bps

(1)	See reconciliation of “Non-GAAP Financial Measures” in this Report.
Results for the Six and Three Months Ended June 30, 2013
For the six months ended June 30, 2013, net income available to common shareholders was $45.5 million, or $0.05 per diluted common share, compared to net income available to common shareholders of $46.2 million, or $0.05 per diluted common share for the six months ended June 30, 2012.   For the three months ended June 30, 2013, net income available to common shareholders was $30.7 million, or $0.03 per diluted common share, compared to $24.8 million and $0.03 per diluted common share for the same period a year earlier. Net income available to common shareholders for the six months ended June 30, 2013 includes $44.4 million in income tax expense, while net income available to common shareholders for the same period one year earlier includes an income tax benefit of $2.2 million. Income before taxes for the six months ended June 30, 2013 was $119.5 million, a $46.2 million, or 63.1%, increase over the six months ended June 30, 2012.

Overall improvement for the six months ended June 30, 2013 is due to an $88.0 million decrease in total credit costs and a $21.9 million decrease in adjusted non- interest expense, partially offset by a $32.4 million decrease in net-interest income and a $30.2 million decrease in non-interest income.  All key credit quality metrics continued to improve during the second quarter of 2013. Credit costs continued to decline and totaled $24.0 million for the second quarter of 2013, compared to $49.3 million for the first quarter of 2013 and $70.3 million for the second quarter of 2012. Net charge-offs for the second quarter of 2013 totaled $30.0 million or 0.61% of average loans, annualized, down from $57.3 million or 1.18% of average loans, annualized, for the first quarter of 2013.  The year-to-date net charge-off ratio is 0.90%, the lowest level since the first quarter of 2008. NPL inflows were $66.9 million for the second quarter of 2013, down from $83.9 million in the first quarter of 2013, and down 46.2% from the second quarter of 2012. Total non-performing assets declined $42.4 million from $677.6 million at March 31, 2013 to $635.2 million at June 30, 2013, and declined $326.2 million or 33.9% from June 30, 2012. As a percentage of total loans outstanding, past due loans remained at favorable levels with total past due loans and still accruing interest of 0.41% at June 30, 2013 compared to 0.46% and 0.47% at March 31, 2013 and June 30, 2012, respectively, and loans 90 days past due and still accruing interest were 0.02% at June 30, 2013, compared to 0.03% at March 31, 2013 and 0.03% at June 30, 2012.
Pre-tax, pre-credit costs income (which excludes provision for loan losses, other credit costs, restructuring charges, Visa indemnification charges, and investment securities gains, net) was $198.7 million for the six months ended June 30, 2013, and $98.0 million for second quarter of 2013, a $2.7 million, or 2.8%, decrease from the first quarter of 2013. As compared to the first quarter of 2013, the second quarter 2013 decrease in pre-tax, pre-credit costs income was primarily driven by a $1.0 million decrease in non-interest income and a $4.0 million increase in adjusted non-interest expense (primarily due to higher professional fees), and partially offset by a $2.3 million increase in net interest income, due primarily to loan growth and one extra calendar day in the quarter. The $8.7 million decline from the second quarter of 2012 was driven by an $11.3 million decrease in net interest income and an $8.0 million decrease in non-interest income, partially offset by a $10.6 million decrease in adjusted non-interest expense. See reconciliation of "Non-GAAP Financial Measures" in this Report.
The net interest margin declined 4 bps to 3.39% in the second quarter of 2013 compared to 3.43% for the first quarter of 2013, and declined 9 bps from 3.48% in the second quarter of 2012. The sequential quarter decline was primarily due to higher levels of liquidity. Earning asset yields decreased by 26 bps compared to the six months ended June 30, 2012 while the effective cost of funds decreased by 15 bps. The primary factors negatively impacting earning asset yields were a 44 bps decrease in the yield on taxable investment securities and a 33 bps decline in loan yields. The investment yield decrease was due to significantly lower yields available for the reinvestment of maturing higher yielding securities. Loan yield decreases were primarily driven by downward pricing of maturing and prepaid loans. Earning asset yields were positively impacted by the reduction in low yielding funds held at the Federal Reserve Bank. The effective cost of funds was positively impacted by the downward repricing of maturing certificates of deposit and a decrease in the effective cost of core money market deposits. As compared to the six months ended June 30, 2012, core certificates of deposit declined by 37 bps and core money market deposits declined by 12 bps. See reconciliation of core deposits in the "Non-GAAP Financial Measures" in this Report.
At June 30, 2013, total loans outstanding were $19.61 billion, a sequential quarter increase of $240.4 million or 5.0% annualized from the first quarter of 2013. Commercial and industrial loans grew by $184.6 million from the first quarter of 2013, or 8.2% annualized. Additionally, retail loans grew by $78.5 million from the first quarter of 2013, or 7.9% annualized.
Total deposits increased by $149.5 million to $20.71 billion from the first quarter of 2013. The increase in total deposits was driven by increases in non-interest bearing demand deposits and NOW account balances. June 30, 2013 balances include $36.1 million in deposits assumed from Sunrise Bank. Core deposits ended the quarter at $19.37 billion, up $144.1 million compared to first quarter of 2013. Core deposits, excluding time deposits, were $16.00 billion at June 30, 2013, down $385.6 million compared to December 31, 2012. Compared to June 30, 2012, core deposits excluding time deposits decreased $322.9 million or 2.0%. See reconciliation of "Non-GAAP Financial Measures" in this Report.
Total shareholders' equity was $3.57 billion at June 30, 2013, unchanged from December 31, 2012.
Recent Developments
As previously disclosed, in 2009, Synovus entered into the Synovus MOU with the Atlanta Fed and the GA DBF. The Atlanta Fed and the GA DBF terminated the Synovus MOU effective as of April 22, 2013. The Synovus MOU has been replaced with a resolution adopted by Synovus' Board of Directors relating to, among other things, continued emphasis on improving asset quality and maintaining strong levels of capital and liquidity. The Bank's Supervisory Authorities have also terminated the Synovus Bank MOU effective as of May 29, 2013. The Synovus Bank MOU was also replaced with a resolution adopted by Synovus Bank's Board of Directors relating to, among other things, continued emphasis on improving asset quality and maintaining strong levels of capital and liquidity.
Common Stock and Preferred Stock Offerings
On July 24, 2013, Synovus completed a public offering of 59,870,550 shares of its Common Stock at $3.09 per share. The offering generated net proceeds of approximately $175 million.

On July 25, 2013, Synovus completed a public offering of $130 million of Series C Preferred Stock (5.2 million shares, no par value, with a liquidation preference of $25 per share).  The offering generated net proceeds of approximately $125 million. From the date of issuance to, but excluding, August 1, 2018, the rate for declared dividends is 7.875% per annum.  From and including August 1, 2018, the dividend rate will change to a floating rate equal to three-month LIBOR plus a spread of 6.39% per annum.
Redemption of TARP Preferred Stock
On July 26, 2013, Synovus redeemed all 967,870 shares of its Series A Preferred Stock issued to the U.S. Treasury under the CPP established under TARP. Over two-thirds of the TARP redemption was funded by internally available funds. The balance of the redemption was funded by net proceeds from the equity offerings completed in July 2013, described above.
In connection with the redemption of the Series A Preferred Stock, Synovus accelerated the accretion of the remaining issuance discount on the Series A Preferred Stock, which will result in a $5.1 million reduction in net income available to common shareholders for the three months ending September 30, 2013.
The current cost of the Series A Preferred Stock (including dividends paid to the Treasury on a quarterly basis, and related accretion) was approximately $59 million per year. The elimination of this cost, net of the costs of the transactions described above to assist in facilitating the redemption of the Series A Preferred Stock is expected to result in a net annualized increase to diluted EPS of $0.04 (based on annualized second quarter 2013 actual results).
The U.S. Treasury continues to hold Warrants, which expire on December 19, 2018. Synovus will evaluate the potential repurchase of these Warrants directly from the U.S. Treasury or through participation in a subsequent auction process, which may or may not be successful.
Changes in Financial Condition
During the six months ended June 30, 2013, total assets decreased by $196.8 million, or 1%, to $26.56 billion as compared to December 31, 2012. The principal components of this decrease were a decrease of $186.1 million in cash and cash equivalents, a decrease of $99.9 million in mortgage loans held for sale, at fair value and a $39.1 million decrease in interest bearing funds with the Federal Reserve Bank. These decreases were partially offset by a $96.6 million increase in investment securities available for sale and a $66.6 million increase in loans, net of deferred fees and costs.

Loans
The following table compares the composition of the loan portfolio at June 30, 2013, December 31, 2012, and June 30, 2012.

(dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2013 vs. December 31, 2012 % Change(1)	June 30, 2012	June 30, 2013 vs. June 30, 2012 % Change
Investment properties	$4,392,523	4,376,118	0.8%	$4,416,610	(0.5)%
1-4 family properties	1,197,487	1,279,105	(12.9)	1,483,824	(19.3)
Land acquisition	752,319	794,229	(10.6)	983,843	(23.5)
Total commercial real estate	6,342,329	6,449,452	(3.3)	6,884,277	(7.9)
Commercial, financial and agricultural	5,397,786	5,301,134	3.7	5,045,144	7.0
Owner-occupied	3,833,713	3,800,380	1.8	3,839,489	(0.2)
Commercial and industrial	9,231,499	9,101,514	2.9	8,884,633	3.9
Home equity lines	1,507,738	1,542,397	(4.5)	1,603,905	(6.0)
Consumer mortgages	1,451,212	1,411,561	5.7	1,400,714	3.6
Credit cards	251,788	263,561	(9.0)	262,402	(4.0)
Small business	568,881	516,349	20.5	383,520	48.3
Other retail loans	278,603	277,229	1.0	273,994	1.7
Total retail	4,058,222	4,011,097	2.4	3,924,535	3.4
Total loans	19,632,050	19,562,063	0.7	19,693,445	(0.3)
Deferred fees and costs, net	(23,767)	(20,373)	33.6	(13,318)	78.5
Total loans, net of deferred fees and costs	$19,608,283	19,541,690	0.7%	$19,680,127	(0.4)%

(1) Percentage changes are annualized.
At June 30, 2013, total loans outstanding were $19.61 billion, a sequential quarter increase of $240.4 million or 5.0% annualized. The sequential quarter growth was broad-based across many categories within the C&I and retail portfolio. Total commercial and industrial and retail loans grew sequentially $184.6 million or 8.2% annualized and $78.5 million or 7.9% annualized, respectively.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at June 30, 2013 were $15.57 billion or 79.3% of the total loan portfolio compared to $15.55 billion, or 79.5%, at December 31, 2012 and $15.77 billion, or 80.1%, at June 30, 2012.
At June 30, 2013 and December 31, 2012, Synovus had 20 and 22 commercial loan relationships, respectively, with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at June 30, 2013 and December 31, 2012 was approximately $69 million and $70 million, respectively.
Commercial and Industrial Loans
Total commercial and industrial loans at June 30, 2013 were $9.23 billion, or 47.0% of the total loan portfolio compared to $9.10 billion, or 46.6% of the total loan portfolio at December 31, 2012 and $8.88 billion, or 45.1% of the total loan portfolio at June 30, 2012. This portfolio is currently concentrated on small to middle market commercial and industrial lending disbursed throughout a diverse group of industries in the Southeast, including health care, finance and insurance, manufacturing, construction, real estate leasing, and retail trade shown in the following table. The portfolio is relationship focused and, as a result, Synovus' lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. Commercial and industrial loans are primarily originated through Synovus' local market banking divisions and made to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. In accordance with Synovus' uniform lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. Approximately 92% of Synovus' commercial and industrial loans are secured by real estate, business equipment, inventory, and other types of collateral.

Commercial and Industrial Loans by Industry	June 30, 2013		December 31, 2012
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Health care and social assistance	$1,507,398	16.3%	1,357,185	14.9%
Manufacturing	814,857	8.8	767,371	8.4
Real estate other	768,950	8.3	771,487	8.5
Retail trade	677,494	7.3	664,524	7.3
Wholesale trade	616,809	6.7	567,538	6.2
Real estate leasing	538,064	5.8	578,695	6.4
Finance and insurance	525,771	5.7	529,120	5.8
Accommodation and food services	449,296	4.9	451,130	5.0
Construction	444,021	4.8	485,936	5.3
Professional, scientific, and technical services	414,132	4.5	418,756	4.6
Agriculture, forestry, fishing, and hunting	289,738	3.1	290,762	3.2
Educational services	228,159	2.5	221,775	2.4
Transportation and warehousing	189,820	2.1	205,038	2.3
Arts, entertainment, and recreation	165,936	1.8	182,190	2.0
Other services	884,613	9.6	967,193	10.6
Other industries	716,441	7.8	642,814	7.1
Total commercial and industrial loans	$9,231,499	100.0%	9,101,514	100.0%

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
At June 30, 2013, $3.83 billion of total commercial and industrial loans, or 19.5% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the real estate. These loans are predominately secured by owner-occupied properties and other real estate. Other types of collateral securing these loans consist primarily of marketable equipment, marketable inventory, accounts receivable, equity and debt securities, and time deposits.
At June 30, 2013, $5.40 billion of total commercial and industrial loans, or 27.5% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, and other business assets.
Commercial Real Estate Loans
Commercial real estate loans consist of investment properties loans, 1-4 family properties loans, and land acquisition loans. Commercial real estate loans are primarily originated through Synovus' local market banking divisions. These loans are subject to the same uniform lending policies referenced above. Total commercial real estate loans, which represent 32.3% of the total loan portfolio at June 30, 2013, were $6.34 billion, a decline of $107.1 million or 3.3% annualized from December 31, 2012 primarily as a result of pay-downs, charge-offs, and loan sales.

Investment Properties Loans
Total investment properties loans as of June 30, 2013 were $4.39 billion, or 69.3% of the total commercial real estate portfolio and 22.4% of the total loan portfolio, compared to $4.38 billion or 67.9% of the total commercial real estate portfolio, and 22.4% of the total loan portfolio at December 31, 2012. Investment properties loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses, and other commercial development properties. Synovus' investment properties portfolio is well diversified with no concentration by property type, geography (other than the fact that most of these loans are in Synovus' primary market areas of Georgia, Alabama, Tennessee, South Carolina, and Florida), or tenants. These loans have been underwritten with stressed interest rates and vacancies and are generally recourse in nature with short-term maturities (three years or less) allowing for restructuring opportunities that reduce Synovus' overall risk exposure. The investment properties loans are primarily secured by the property being financed by the loans; however, these loans may also be secured by real estate or other assets beyond the property being financed.
1-4 Family Properties Loans
At June 30, 2013, 1-4 family properties loans totaled $1.20 billion, or 18.9% of the total commercial real estate portfolio and 6.1% of the total loan portfolio, compared to $1.28 billion, or 19.8% of the total commercial real estate portfolio and 6.5% of the total loan portfolio at December 31, 2012. 1-4 family properties loans include construction loans to homebuilders, commercial mortgage loans to real estate investors, and residential development loans to developers and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. Underwriting standards for these types of loans include stricter approval requirements as well as more stringent underwriting standards than current regulatory guidelines. Construction and residential development loans are generally interest-only loans and typically have maturities of three years or less, and 1-4 family rental properties generally have maturities of three to five years, with amortization periods of up to fifteen to twenty years. Although housing and real estate markets in the five southeastern states within Synovus' footprint are showing signs of stabilization, Synovus has actively worked to reduce its exposure to these types of loans.
Residential C&D Loans
Total residential C&D loans (consisting of 1-4 family construction loans and residential development loans) were $340.4 million at June 30, 2013, a decline of $72.9 million or 35.6% annualized from December 31, 2012.
Land Acquisition Loans
Total land acquisition loans were $752.3 million at June 30, 2013, or 3.8% of the total loan portfolio, a decline of 10.6% annualized from December 31, 2012. Land acquisition loans are secured by land held for future development, typically in excess of one year. These loans have short-term maturities and are typically unamortized. Land securing these loans is substantially within the Synovus footprint, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the loan to value of the collateral and the capacity of the guarantor(s). Generally, the maximum loan-to-value at the time of origination or refinancing is aligned with regulatory requirements. Synovus has actively worked to reduce its exposure to these types of loans.
Retail Loans
Retail loans at June 30, 2013 totaled $4.06 billion, representing 20.7% of the total loan portfolio compared to $4.01 billion, or 20.5% of the total loan portfolio at December 31, 2012 and $3.92 billion or 19.9% of the total loan portfolio at June 30, 2012. Small business loans at June 30, 2013 totaled $568.9 million, an increase of $52.5 million or 20.5% annualized compared to December 31, 2012. The increase in small business loans is partially due to a reclassification of loans, which are now underwritten using a business credit scoring system and thus are reported as small business loans, a component of retail loans. During the six months ended June 30, 2013, approximately $29 million of these loans were reclassified from the C&I portfolio to retail small business loans. As these small business loans included as a component of commercial and industrial loans are renewed or refinanced, they will be classified as small business loans as a component of retail loans.
The retail loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, HELOCs, credit card, automobile, small business, and other retail loans. The majority of Synovus' retail loans are consumer mortgages and home equity lines secured by first and second liens on residential real estate primarily located in the markets served by Synovus in Georgia, Florida, South Carolina, Alabama, and Tennessee. Credit card loans totaled $251.8 million at June 30, 2013, including $56.3 million of commercial credit card loans. These commercial credit card loans relate to Synovus' commercial and small business customers who utilize corporate credit cards for various business activities.
Retail loans are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores (most recently measured as of December 31, 2012). As of December 31, 2012, weighted-average FICO scores within the residential real estate portfolio were 757 for HELOC and 735 for consumer mortgages. Conservative debt-to-income ratios (average debt to income ratio of loans originated) were maintained in the second quarter of 2013 at 27.2%, as compared to 27.1% in the fourth quarter of 2012. Utilization rates (total amount outstanding as a percentage of total available lines) of 60.8% and 61.7% at June 30, 2013 and December 31, 2012, respectively, and loan-to-value ratios based upon prudent guidelines were maintained to ensure consistency with Synovus' overall risk philosophy. Apart from credit card loans and unsecured loans, Synovus does not originate loans with LTV ratios greater than 100% at origination except for infrequent situations provided that certain underwriting requirements are met. Additionally, at origination, loan maturities are determined based on the borrower's ability to repay (cash flow or earning power of the borrower that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions.
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
Higher-risk consumer loans as defined by the FDIC are consumer loans (excluding consumer loans defined as nontraditional mortgage loans) where, as of origination or, if the loan has been refinanced, as of refinance, the probability of default within two years is greater than 20%, as determined using a defined historical stress period. These loans are not a part of Synovus' retail lending strategy, and Synovus does not currently develop or offer specific higher-risk consumer loans, alt-A, no documentation or stated income retail residential real estate loan products. Synovus estimates that, as of June 30, 2013, it has approximately $167 million of higher-risk consumer loans (4.4% of the retail portfolio and 0.9% of the total loan portfolio). Included in this amount is approximately $24 million of accruing TDRs. Synovus makes retail lending decisions based upon a number of key credit risk determinants including credit scores, bankruptcy predictor scores, loan-to-value ratios, and debt-to-income ratios. Prior to 2009, Synovus Mortgage originated Fannie Mae alt-A loans which were generally sold into the secondary market. Synovus Mortgage no longer originates such loans, and as of June 30, 2013 Synovus has $1.2 million of such loans remaining on its balance sheet.
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
Other Real Estate
The carrying value of ORE was $139.7 million, $150.3 million, and $174.9 million at June 30, 2013, December 31, 2012, and June 30, 2012, respectively. As of June 30, 2013, the ORE carrying value reflects cumulative write-downs totaling approximately $143.5 million, or 51% of the related loans' unpaid principal balance. During the six months ended June 30, 2013 and 2012, $53.2 million and $75.1 million, respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value. During the six months ended June 30, 2013 and 2012, Synovus recognized foreclosed real estate expense, net, of $18.4 million and $43.7 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and net realized losses resulting from sales transactions totaling $14.3 million and $33.9 million for the six months ended June 30, 2013 and 2012, respectively.
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
Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the relative composition of deposits.

Composition of Deposits
(dollars in thousands)	June 30, 2013	%(1)	December 31, 2012	%(1)	June 30, 2012	%(1)
Non-interest bearing demand deposits	$5,203,437	25.1%	$5,665,527	26.9%	$5,607,680	26.0%
Interest bearing demand deposits	4,069,102	19.7	4,016,209	19.1	3,379,220	15.7
Money market accounts, excluding brokered deposits	6,114,998	29.5	6,136,538	29.1	6,777,229	31.4
Savings deposits	607,887	2.9	562,717	2.7	554,210	2.6
Time deposits, excluding brokered deposits	3,377,216	16.3	3,583,304	17.0	4,097,834	19.0
Brokered deposits	1,338,063	6.5	1,092,749	5.2	1,148,892	5.3
Total deposits	$20,710,703	100.0	$21,057,044	100.0	$21,565,065	100.0
Core deposits(2)	$19,372,640	93.5	$19,964,295	94.8	$20,416,173	94.7
Core deposits excluding time deposits(2)	$15,995,424	77.2%	$16,380,991	77.8%	$16,318,339	75.7%

(1) Deposits balance in each category expressed as percentage of total deposits.
(2) See reconciliation of “Non-GAAP Financial Measures” in this Report.
Total deposits at June 30, 2013 decreased $346.3 million, or 3.3% annualized, from December 31, 2012. The decline in total deposits was driven by reductions in non-interest bearing demand deposits due to expected reductions in clearing and SCM temporary accounts which were at elevated levels at year-end. Total core deposits excluding time deposits at June 30, 2013 declined $385.6 million, or 4.7% annualized, from December 31, 2012 and non-interest bearing demand deposits as a percentage of total deposits decreased to 25.1% at June 30, 2013 from 26.9% at December 31, 2012. See reconciliation of “Non-GAAP Financial Measures” in this Report. Total deposits at June 30, 2013 include $36.1 million in deposits from Synovus Bank's assumption of deposits related to the FDIC's assisted transaction with Sunrise Bank on May 10, 2013.
Time deposits of $100,000 and greater at June 30, 2013, December 31, 2012 and June 30, 2012 were $3.00 billion, $2.86 billion, and $3.20 billion respectively, and included brokered time deposits of $1.14 billion, $892.3 million, and $926.2 million, respectively. These larger deposits represented 14.5%, 13.6%, and 14.8% of total deposits at June 30, 2013, December 31, 2012, and June 30, 2012, respectively, and included brokered time deposits which represented 5.5%, 4.2%, and 4.3% of total deposits at June 30, 2013, December 31, 2012, and June 30, 2012, respectively.
At June 30, 2013, brokered deposits represented 6.5% of Synovus' total deposits compared to 5.2% and 5.3% of total deposits at December 31, 2012 and June 30, 2012, respectively.
Net Interest Income
The following table summarizes the components of net interest income for the six and three months ended June 30, 2013 and 2012, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

Net Interest Income	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Interest income	$461,903	516,464	231,513	253,809
Taxable-equivalent adjustment	1,175	1,578	557	780
Interest income, taxable equivalent	463,078	518,042	232,070	254,589
Interest expense	60,012	82,148	29,436	40,453
Net interest income, taxable equivalent	$403,066	435,894	202,634	214,136

Non-interest Income
Total reported non-interest income for the six and three months ended June 30, 2013 was $129.8 million and $65.1 million, respectively, down from the same periods a year ago by, 19.2% or $30.8 million, and 14.9% or $11.4 million, respectively. The decline was due to higher levels of investment securities gains and private equity investment gains realized during 2012. Excluding net investment securities gains and private equity investment gains/(losses), non-interest income increased $514 thousand or 0.4% and decreased $456 thousand or 0.7%, respectively for the six and three months ended June 30, 2013 compared to the same periods a year ago.
The following table shows the principal components of non-interest income.

Non-interest Income	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Service charges on deposit accounts	$38,716	36,915	19,195	18,684
Fiduciary and asset management fees	22,083	21,627	11,111	10,792
Brokerage revenue	14,595	12,942	7,002	6,295
Mortgage banking income	14,255	13,986	7,338	7,983
Bankcard fees	14,902	16,072	7,838	8,493
Investment securities gains, net	1,448	24,253	1,403	4,170
Other fee income	11,262	9,651	5,775	4,951
(Decrease) increase in fair value of private equity investments, net	(1,140)	7,372	(883)	7,279
Other non-interest income	13,692	17,798	6,313	7,830
Total non-interest income	$129,813	160,616	65,092	76,477

Principal Components of Non-interest Income

Service charges on deposit accounts for the six and three months ended June 30, 2013 were $38.7 million and $19.2 million, up $1.8 million or 4.9%, and $511 thousand or 2.7%, respectively, from $36.9 million and $18.7 million for the six and three months ended June 30, 2012, respectively. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees for the six and three months ended June 30, 2013 were $16.7 million and $8.1 million, compared to $18.3 million and $9.1 million, respectively, for the same periods a year earlier, a decrease of $1.6 million and $974 thousand, or 8.9% and 10.7%, respectively. Account analysis fees were $11.1 million and $5.6 million, respectively for the six and three months ended June 30, 2013, up $1.1 million, or 10.6%, and $773.5 thousand, or 16.0%, respectively, compared to the same periods in 2012. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $10.9 million and $5.5 million for the six and three months ended June 30, 2013, respectively, up $2.4 million, or 27.8% and $711 thousand, or 15.0%, respectively compared to the same periods in 2012.
Fiduciary and asset management fees are derived from providing estate administration, employee benefit plan administration, personal trust, corporate trust, corporate bond, investment management and financial planning services. Fiduciary and asset management fees were $22.1 million and $11.1 million for the six and three months ended June 30, 2013. Fiduciary and asset management fees increased $456 thousand or 2.1% and $319 thousand or 3.0% for the six and three months ended June 30, 2013, respectively, compared to the same periods in 2012.
Brokerage revenue was $14.6 million and $7.0 million for the six and three months ended June 30, 2013. Brokerage revenue increased $1.7 million or 12.8% and $707 thousand or 11.2% for the six and three months ended June 30, 2013, respectively, compared to the same periods in 2012 due to aggressive pursuit of cross-selling strategies and improved market conditions. Brokerage revenue consists primarily of brokerage commissions.
Mortgage banking income increased $269 thousand, or 1.9% for the six months ended June 30, 2013, when compared to the same period in 2012, and decreased $645 thousand, or 8.1% for the three months ended June 30, 2013 compared to the same period in 2012. The decline for the three months ended June 30, 2013 was primarily due to a decrease in secondary gains associated with a declining locked pipeline during the rising interest rate environment. Synovus expects a decline in mortgage revenues in the second half of 2013, primarily due to lower refinancing volume.
Bankcard fees decreased $1.2 million, or 7.3%, and $655 thousand, or 7.7%, for the six and three months ended June 30, 2013, respectively, compared to the same periods in 2012, primarily due to a decline in transaction volume. Bankcard fees consist primarily of credit card interchange fees and debit card interchange fees. Debit card interchange fees were $6.2 million, down 11.2% and $3.3 million, down 10.4% for the six and three months ended June 30, 2013, respectively, compared to the same periods in 2012. Credit card interchange fees were $10.2 million, down 0.5%, and $5.2 million, down 1.4% for the six and three months ended June 30, 2013, respectively, compared to the same periods in 2012.
Other fee income includes fees for letters of credit, safe deposit box fees, access fees for automated teller machine use, customer swap dealer fees, and other miscellaneous fee-related income. Other fee income increased $1.6 million, or 16.7% and increased $824 thousand, or 16.6% for the six and three months ended June 30, 2013 compared to the same periods in 2012.
The main components of other non-interest income are income from company-owned life insurance policies, insurance commissions, card sponsorship fees, and other miscellaneous items. Other non-interest income decreased $4.1 million, or 23.1% and $1.5 million, or 19.4% for the six and three months ended June 30, 2013 compared to the same periods in 2012.
Non-interest Expense
Non-interest expense for the six and three months ended June 30, 2013 decreased by $47.9 million, or 11.6%, and $27.1 million, or 13.0%, respectively, compared to the same periods in 2012. The decline was led by significant reductions in foreclosed real estate expense and FDIC insurance expense. Adjusted non-interest expense for the six and three months ended June 30, 2013, which excludes restructuring charges, credit costs, and Visa indemnification charges, declined $21.9 million, or 6.2% and declined $11.2 million, or 6.3%, respectively from the same periods in 2012. Synovus continues to focus on increasing efficiencies while investing in new technologies and in key talent. See "Non-GAAP Financial Measures" in this Report for applicable reconciliation.

The following table summarizes the components of non-interest expense for the six and three months ended June 30, 2013 and 2012.

Non-interest Expense
	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Salaries and other personnel expense	$183,396	187,795	89,479	95,173
Net occupancy and equipment expense	50,550	52,865	26,383	26,159
FDIC insurance and other regulatory fees	16,420	27,966	7,941	13,302
Foreclosed real estate expense, net	18,441	43,680	7,502	20,708
Losses (gains) on other loans held for sale, net	79	(99)	(86)	(1,058)
Professional fees	17,511	19,196	10,416	9,929
Third-party services	20,295	19,037	10,366	9,900
Visa indemnification charges	801	4,713	764	1,734
Restructuring charges	6,607	2,252	1,758	1,393
Other operating expenses	49,372	53,994	26,663	31,024
Total non-interest expense	$363,472	411,399	181,186	208,264

Total employees were 4,753 at June 30, 2013, down 398, or 7.7%, from 5,151 employees at June 30, 2012. Salaries and other personnel expenses decreased $4.4 million, or 2.3% and decreased $5.7 million, or 6.0% for the six and three months ended June 30, 2013, respectively, compared to the same periods in 2012 primarily due to the decrease in headcount, but partially offset by increases in employee insurance costs.
Net occupancy and equipment expense declined $2.3 million, or 4.4% and increased $224 thousand, or 0.9% during the six and three months ended June 30, 2013, respectively, compared to the same periods in 2012, reflecting savings realized from ongoing efficiency initiatives.
FDIC insurance costs and other regulatory fees decreased $11.5 million, or 41.3% and $5.4 million, or 40.3% for the six and three months ended June 30, 2013, respectively, compared to the same periods in 2012, primarily due to a decline in the assessment rate for Synovus Bank.
Foreclosed real estate costs decreased $25.2 million or 57.8% and declined $13.2 million, or 63.8% for the six and three months ended June 30, 2013, respectively, compared to the same periods in 2012. The decline was largely a result of lower levels of write-downs due to declines in fair value of ORE, as well as lower ORE inventory due to a reduction in the level of foreclosures. For further discussion of foreclosed real estate, see the section captioned “Other Real Estate” of this Report.
During the six and three months ended June 30, 2013, Synovus recognized Visa indemnification charges of $801 thousand and $763 thousand, respectively, which are related to Synovus' obligations as a member of the Visa USA network.
Restructuring charges of $6.6 million and $1.8 million recognized during the six and three months ended June 30, 2013, respectively, primarily consist of severance charges. For further explanation of restructuring charges, see "Note 4 - Restructuring Charges" of this Report for further discussion.

Income Tax Expense
Income tax expense was $44.3 million and $27.3 million for the six and three months ended June 30, 2013 compared to an income tax benefit of $2.2 million and $2.1 million for the six and three months ended June 30, 2012. The income tax impact for the six and three months ended June 30, 2012 was minimal because the Company recognized reductions to the deferred tax asset valuation allowance, which offset current tax expense. Following the reversal of substantially all of the deferred tax asset valuation allowance during the fourth quarter of 2012, the Company expects to record income tax expense during 2013 at an effective tax rate of approximately 37%. The actual effective income tax rate in future periods could be affected by items that are infrequent in nature, such as new legislation and changes in the deferred tax asset valuation allowance.
At June 30, 2013, the net deferred tax asset, net of valuation allowance, was $789.5 million compared to $806.4 million at December 31, 2012. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases, including operating losses and tax credit carryforwards.
Management assesses the valuation allowance recorded against deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence. At June 30, 2013, Synovus is in a three-year cumulative loss position (defined as a pre-tax loss for the three year period ended June 30, 2013; and amounting to $249.0 million), which represents negative evidence. Management currently forecasts that it will likely no longer be in a three-year cumulative loss position at September 30, 2013. Based on the assessment of all the positive and negative evidence at June 30, 2013, management has concluded that it is more likely than not that $789.5 million of the net deferred tax asset will be realized based upon future taxable income.  If actual results differ significantly from the current estimates of future taxable income, the valuation allowance may need to be increased. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on Synovus' financial condition or results of operations.
Synovus expects to realize the $789.5 million net deferred tax asset well in advance of the statutory carryforward period. At June 30, 2013, $209.3 million of existing deferred tax assets are not related to net operating losses or credits and therefore, have no expiration date. Approximately $485.5 million of the remaining deferred tax assets relate to federal net operating losses, which will expire in installments annually beginning in 2028 through 2032. Additionally, $67 million of the deferred tax assets relate to state NOLs which expire in years beginning in 2013 through 2032. Tax credit carryforwards at June 30, 2013 include federal alternative minimum tax credits totaling $20.3 million, which have an unlimited carryforward period. Other federal and state tax credits at June 30, 2013 total $27.5 million and will expire in annual installments beginning in 2013 through 2033.
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
CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus continuously monitors the credit quality of its loan portfolio and maintains an allowance for loan losses that management believes is sufficient to absorb probable losses inherent in its loan portfolio. Credit quality measures continued to show strong improvement during the second quarter of 2013.
The table below includes selected credit quality metrics.

Credit Quality Metrics	As of and for the Three Months Ended,
(dollars in thousands)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Provision for loan losses	$13,077	35,696	146,526	63,572	44,222
Other credit costs	10,887	13,595	39,236	22,046	26,119
Total credit costs	$23,964	49,291	185,762	85,618	70,341
Non-performing loans	483,464	513,227	543,333	700,204	755,161
Impaired loans held for sale(1)	12,083	9,129	9,455	10,019	31,306
Other real estate	139,653	155,237	150,271	189,182	174,941
Non-performing assets	$635,200	677,593	703,059	899,405	961,408
Non-performing loans as a % of total loans	2.47%	2.65%	2.78	3.55	3.84
Non-performing assets as a % of total loans, other loans held for sale, and ORE	3.21%	3.47	3.57	4.51	4.83
NPL inflows	$66,860	83,901	262,708	114,805	124,305
Loans 90 days past due and still accruing	4,595	5,799	6,811	8,972	5,863
As a % of total loans	0.02%	0.03	0.03	0.05	0.03
Total past due loans and still accruing	$80,678	88,330	104,825	108,633	91,962
As a % of total loans	0.41%	0.46	0.54	0.55	0.47
Net charge-offs	$29,969	57,329	193,525	96,493	98,691
Net charge-offs/average loans	0.61%	1.18	3.94	1.97	1.99
Allowance for loan losses	$334,880	351,772	373,405	420,404	453,325
Allowance for loan losses as a % of total loans	1.71%	1.82	1.91	2.13	2.30

(1) Represent only impaired loans that have been specifically identified to be sold. Impaired loans held for sale are carried at the lower of cost or fair value, less costs to sell, based primarily on estimated sales proceeds net of selling costs.

Total credit costs
Total credit costs (provision for loan losses plus other credit costs which consist primarily of foreclosed real estate expense, net, provision for losses on unfunded commitments, and charges related to other loans held for sale) for the quarters ended June 30, 2013 and June 30, 2012 were $24.0 million and $70.3 million, respectively, including provision for loan losses of $13.1 million and $44.2 million, respectively, and expenses related to foreclosed real estate of $7.5 million and $20.7 million, respectively. Total credit costs improved 51.4% on a sequential quarter basis and declined 65.9% from the second quarter of 2012, driven by a 70.4% decrease in provision for loan losses.
Non-performing Assets
Total NPAs were $635.2 million at June 30, 2013, a $42.4 million decrease from March 31, 2013 and a $326.2 million or 33.9% decrease from $961.4 million at June 30, 2012. The year-over-year and sequential quarter declines in non-performing assets were primarily driven by asset dispositions and lower NPL inflows. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate were 3.21% at June 30, 2013 compared to 3.47% at March 31, 2013, and 4.83% at June 30, 2012. Management currently expects that NPAs and NPLs will continue on an overall downward trend.
During the recent credit crisis, the residential construction and development and land acquisition portfolio experienced a higher level of NPLs and losses than any other loan category. From 2008 through June 2013, this portfolio had $2.10 billion in losses, which was approximately 47% of all losses during this period of time. The exposure from this portfolio has declined significantly as the performing loans in this portfolio have decreased over 84% from a peak of $5.88 billion, or 22% of total performing loans at the end of 2007 to $910.0 million or 5% of total performing loans at June 30, 2013. NPLs in this portfolio have also decreased $623.5 million or 77.3% from a peak of $806.2 million at September 30, 2009 to $182.8 million at June 30, 2013. Synovus is generally not actively seeking to originate these types of loans, and is continuing to closely monitor and reduce the remaining exposure in this portfolio.
The table below presents the composition of total residential C&D and land acquisition loans by state at June 30, 2013 and December 31, 2012.

Composition of Residential C&D and Land Acquisition Loans by State(1)
	June 30, 2013
(dollars in thousands)	Non-performing Loans	Performing Loans	Total Loans
Georgia(2)	$144,849	$492,978	$637,827
Florida	22,550	137,235	159,785
South Carolina	7,716	148,414	156,130
Tennessee	2,356	14,959	17,315
Alabama	5,305	116,381	121,686
Total Residential C&D and Land Acquisition Loans	$182,776	$909,967	$1,092,743

	December 31, 2012
(dollars in thousands)	Non-performing Loans	Performing Loans	Total Loans
Georgia(3)	$188,699	$512,064	$700,763
Florida	20,165	148,993	169,158
South Carolina	10,573	146,644	157,217
Tennessee	892	21,059	21,951
Alabama	16,740	141,703	158,443
Total Residential C&D and Land Acquisition Loans	$237,069	$970,463	$1,207,532

(1) Loans are grouped based on where the loans were originated.
(2) Atlanta represents $237.7 million of total residential construction and development and land acquisition loans, $212.0 million of performing residential construction and development and land acquisition loans, and $25.7 million of non-performing residential construction and development and land acquisition loans.
(3) Atlanta represents $253.8 million of total residential construction and development and land acquisition loans, $222.1 million of performing residential construction and development and land acquisition loans, and $31.7 million of non-performing residential construction and development and land acquisition loans.
NPL inflows during the second quarter of 2013 were $66.9 million, down $57.4 million or 46.2% from the second quarter of 2012 additions of $124.3 million. Management currently expects NPL inflows to continue on an overall downward trend.

NPL Inflows by Portfolio Type
	Three Months Ended
(in thousands)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Investment properties	$13,180	12,058	79,173	34,414	36,436
1-4 family properties	17,522	20,350	17,860	19,811	19,562
Land acquisition	6,532	6,562	125,653	16,116	15,114
Total commercial real estate	37,234	38,970	222,686	70,341	71,112
Commercial and industrial	15,053	20,460	21,559	25,062	34,008
Retail	14,573	24,471	18,463	19,402	19,185
Total NPL inflows	$66,860	83,901	262,708	114,805	124,305

Past Due Loans
Loans past due 90 days or more, which based on a determination of collectability are accruing interest, are classified as past due loans. Synovus' policy prohibits making additional loans to a borrower, or any related interest of a borrower, who is on non-accrual status except under certain workout plans and if such extension of credit aids with loss mitigation. Additionally, Synovus' policy discourages making additional loans to a borrower, or any related interest of the borrower, who has a loan that is past due as to principal or interest for more than 90 days and remains on accruing status.
As a percentage of total loans outstanding, loans 90 days past due and still accruing interest continue to be at very low levels and were 0.02% and 0.03% at June 30, 2013 and March 31, 2013, respectively. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments.
Troubled Debt Restructurings
When borrowers are experiencing financial difficulties, Synovus may, in order to assist the borrowers in repaying the principal and interest owed to Synovus, make certain modifications to the borrower's loan. All loan modifications and renewals are evaluated for troubled debt restructuring (TDR) classification. In accordance with ASU 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, issued in April 2011, a TDR is defined as a modification with a borrower that is experiencing financial difficulties when Synovus has granted a financial concession that it would not normally make. The market rate concept in ASU 2011-02 states that if a borrower does not otherwise have access to funds at a market interest rates for debt with characteristics similar to those of the restructured debt, the restructuring would be considered to be at a below-market rate, which indicates that the lender may have granted a concession. Since Synovus often increases or maintains the interest rate upon renewal of a commercial loan, including renewals of loans involving borrowers experiencing financial difficulties, the market rate concept has become a significant factor in determining if a loan is classified as a TDR. All TDRs are considered to be impaired loans, and the amount of impairment, if any, is determined in accordance with ASC 310-10-35, Accounting By Creditors for Impairment of a Loan-an amendment of ASC 450-20 and ASC 310-40.
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
Since 2009, for consumer mortgage borrowers experiencing financial difficulties that evidence that current monthly payments are unsustainable, Synovus has been providing through its consumer real estate HAP, a below market interest rate given the borrower's credit risk and/or an extension of the maturity and amortization period beyond loan policy limits for renewed loans. All consumer loans restructured or modified under HAP are TDRs. As of June 30, 2013, there were $30.5 million in accruing TDRs that were part of the HAP program.
Non-accruing TDRs may generally be returned to accrual status if the loan is amortizing and there has been a period of performance, usually at least a six month sustained period of repayment performance (principal and interest) by the borrower. Consistent with regulatory guidance, a TDR will generally no longer be reported as a TDR after a period of performance and after the loan has been reported as a TDR at a year-end reporting date, and if at the time of the modification, the interest rate was at market, considering the credit risk associated with the borrower.
Accruing TDRs were $635.1 million at June 30, 2013, compared to $623.9 million at March 31, 2013 and $687.4 million at June 30, 2012. At June 30, 2013, the allowance for loan losses allocated to these accruing TDRs was $39.3 million compared to $38.9 million at March 31, 2013 and $41.4 million at December 31, 2012. Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At June 30, 2013, 99% of accruing TDRs were current, and 57.4% or $364.4 million of accruing TDRs were graded as Pass (18.1%) or Special Mention (39.3%) loans. At June 30, 2013, troubled debt restructurings (accruing and non-accruing) were $705.1 million, a decrease of $16.4 million compared to March 31, 2013.

Accruing TDRs by Risk Grade	June 30, 2013		December 31, 2012
(dollars in thousands)	Amount	%	Amount	%
Pass	$114,721	18.1%	$145,435	21.6%
Special Mention	249,632	39.3	248,661	36.9
Substandard accruing	270,772	42.6	279,287	41.5
Total accruing TDRs	$635,125	100.0%	$673,383	100.0%

Accruing TDRs Aging and Allowance for Loan Losses by Portfolio Class
	June 30, 2013
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$167,450	2,995	—	170,445	8,003
1-4 family properties	104,612	870	—	105,482	9,136
Land acquisition	87,503	—	—	87,503	7,044
Total commercial real estate	359,565	3,865	—	363,430	24,183
Commercial and industrial	209,664	947	—	210,611	13,656
Home equity lines	2,972	—	—	2,972	185
Consumer mortgages	48,743	1,146	153	50,042	947
Credit cards	—	—	—	—	—
Small business	3,842	—	—	3,842	223
Other retail loans	3,794	434	—	4,228	65
Total retail	59,351	1,580	153	61,084	1,420
Total accruing TDRs	$628,580	6,392	153	635,125	39,259

	December 31, 2012
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$179,832	1,230	—	181,062	10,721
1-4 family properties	107,813	336	—	108,149	10,329
Land acquisition	82,234	1,557	—	83,791	5,949
Total commercial real estate	369,879	3,123	—	373,002	26,999
Commercial and industrial	231,708	3,079	—	234,787	13,018
Home equity lines	8,696	—	—	8,696	195
Consumer mortgages	48,492	1,769	—	50,261	880
Credit cards	—	—	—	—	—
Small business	2,647	686	—	3,333	184
Other retail loans	2,994	310	—	3,304	74
Total retail	62,829	2,765	—	65,594	1,333
Total accruing TDRs	$664,416	8,967	—	673,383	41,350

Non-accruing TDRs by Type
(in thousands)	June 30, 2013	December 31, 2012
Investment properties	$15,271	11,812
1-4 family properties	18,302	26,084
Land acquisition	13,029	31,573
Total commercial real estate	46,602	69,469
Commercial and industrial	18,001	19,053
Home equity lines	978	992
Consumer mortgages	3,762	3,436
Small business	434	1,062
Other retail loans	212	383
Total retail	5,386	5,873
Total non-accruing TDRs	$69,989	94,395

Potential Problem Loans
Potential problem loans are defined by management as being certain performing loans with a well-defined weakness where there is known information about possible credit problems of borrowers which causes management to have concerns about the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans consist of commercial Substandard accruing loans but exclude loans 90 days past due and still accruing interest and accruing TDRs classified as Substandard. Synovus had $325.8 million of potential problem commercial loans at June 30, 2013 compared to $374.3 million and $669.2 million at March 31, 2013 and June 30, 2012, respectively. At June 30, 2013, the allowance for loan losses allocated to these potential problem loans was $30.8 million compared to $36.1 million and $81.2 million at March 31, 2013 and June 30, 2012, respectively. Synovus cannot predict at this time whether these potential problem loans ultimately will become non-performing loans or result in losses.
Net Charge-offs
The year-to-date annualized net charge-off ratio is now below 1% which is the lowest level since the first quarter of 2008. Net charge-offs for the six months ended June 30, 2013 were $87.3 million, or 0.90% as a percentage of average loans annualized, a decrease of $106.1 million or 54.9% compared to $193.4 million or 1.94% as a percentage of average loans annualized for the six months ended June 30, 2012. The decline in net charge-offs was driven by a decline in NPL inflows, better realization rates on loan dispositions, lower impairment charge-offs on existing collateral dependent impaired loans, and a larger volume of recoveries. Net charge-offs for the three months ended June 30, 2013 were $30.0 million or 0.61% as a percentage of average loans annualized, a decrease of $68.7 million or 69.6% compared to $98.7 million or 1.99% as a percentage of average loans annualized for the three months ended June 30, 2012. Management generally expects the year-to-date annualized net charge-off ratio to be below 1% for the second half of 2013.
The following tables show net charge-offs by loan type for the six months ended June 30, 2013 and 2012.

Net Charge-offs by Loan Type
	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Investment properties	$22,773	30,409	10,020	12,942
1-4 family properties	10,207	31,612	7,204	15,288
Land for future development	22,276	40,287	5,358	26,121
Total commercial real estate	55,256	102,308	22,582	54,351
Commercial and industrial	12,562	67,689	(77)	33,885
Retail	19,480	23,443	7,464	10,455
Total net charge-offs	$87,298	193,440	29,969	98,691

Provision for Loan Losses and Allowance for Loan Losses
For the six months ended June 30, 2013, the provision for loan losses was $48.8 million, a decrease of $61.5 million or 55.8% compared to the six months ended June 30, 2012. For the three months ended June 30, 2013, the provision for loan losses was $13.1 million, a decrease of $31.1 million or 70.4% compared to the three months ended June 30, 2012.The decrease in the provision for loan losses for the six and three months ended June 30, 2013 was primarily a result of continued improvement in credit quality trends, including:

•	Reduced net loan charge-offs by $106.1 million or 54.9% from $193.4 million for the six months ended June 30, 2012 to $87.3 million for the six months ended June 30, 2013;

•	Reduced NPL inflows by $57.4 million or 46.2% from $124.3 million for the six months ended June 30, 2012 to $66.9 million for the six months ended June 30, 2013;

•	Reduced loans rated Special Mention by $608.0 million or 36.8% from $1.65 billion at June 30, 2012 to $1.04 billion at June 30, 2013;

•	Reduced loans rated Substandard accruing by $458.0 million or 42.9% from $1.07 billion at June 30, 2012 to $609.4 million at June 30, 2013; and

•	Pass rated loans as a percentage of total loans were 89.1% at June 30, 2013 compared to 82.3% at June 30, 2012.
The allowance for loan losses at June 30, 2013 was $334.9 million or 1.71% of total loans compared to $373.4 million or 1.91% of total loans at December 31, 2012 and $453.3 million or 2.30% of total loans at June 30, 2012. The decrease in the allowance for loan losses is primarily due to continued improvement in credit quality trends, which includes reduced NPL inflows, NPLs and net charge-offs, as well as improved risk grade migration trends and stabilizing fair values of collateral.
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
The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Capital Ratios
(dollars in thousands)	June 30, 2013	December 31, 2012
Tier 1 capital(1)
Synovus Financial Corp.	$2,904,985	2,832,244
Synovus Bank	3,314,609	3,173,530
Tier 1 common equity(1)
Synovus Financial Corp.	1,932,260	1,864,917
Total risk-based capital
Synovus Financial Corp.	3,445,161	3,460,998
Synovus Bank	$3,583,787	3,441,364
Tier 1 capital ratio(1)
Synovus Financial Corp.	13.49%	13.24
Synovus Bank	15.44	14.88
Tier 1 common equity ratio(1)
Synovus Financial Corp.	8.97	8.72
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	15.99	16.18
Synovus Bank	16.70	16.14
Leverage ratio
Synovus Financial Corp.	11.33	11.00
Synovus Bank	12.99	12.41
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	9.71%	9.66

(1) See reconciliation of “Non-GAAP Financial Measures” in this Report.
As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. The capital measures used by the federal banking regulators include the total risk-based capital ratio, the Tier 1 risk-based capital ratio, and the leverage ratio. Synovus Bank is a state-chartered bank under the regulations of the GA DBF. Under applicable regulations, Synovus Bank is well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure. However, even if Synovus Bank satisfies all applicable quantitative criteria to be considered well-capitalized, the regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. Management believes that, as of June 30, 2013, Synovus and Synovus Bank meet all capital requirements to which they are subject. See reconciliation of "Non-GAAP Financial Measures" in this Report.
There are limitations on the inclusion of deferred tax assets for regulatory capital based on Tier 1 capital levels and projected future earnings. As of June 30, 2013, total disallowed deferred tax assets were $675.0 million or 3.13% of risk weighted assets, compared to $710.5 million or 3.32% of risk weighted assets at December 31, 2012. The DTA limitation will continue to decrease over time, thus creating additional regulatory capital in future periods. See “Part I - Item 1A. Risk Factors - While we recently reversed the valuation allowance for our deferred tax assets, we may not be able to realize these assets in the future and they may be subject to additional valuation allowances, which could adversely affect our operating results and regulatory capital ratios" of Synovus' 2012 Form 10-K.
While the level of credit losses has declined significantly from the peak, with all key credit quality measures continuing to improve during the first six months of 2013, current levels of credit losses and non-performing assets remain elevated compared to historical levels as a result of an extended period of economic downturn that impacted all segments of the United States economy. The cumulative effect of these credit losses over recent years has negatively impacted Synovus' capital position. As Synovus emerges from the recent financial crisis, management continuously and actively manages capital, including forecasting and stress testing in line with regulatory guidance issued in May of 2012, for both expected and more adverse economic conditions, and will pursue additional strategies designed to bolster its capital position when and as deemed necessary. If credit losses exceed management's current expectations, they could adversely impact Synovus' capital ratios.
As previously disclosed, in 2009, Synovus entered into the Synovus MOU with the Atlanta Fed and the GA DBF. The Atlanta Fed and the GA DBF terminated the Synovus MOU effective as of April 22, 2013, and replaced it with a resolution adopted by Synovus' Board of Directors relating to, among other things, continued emphasis on improving asset quality and maintaining strong levels of capital and liquidity. As previously disclosed, in 2009, Synovus Bank entered into the Synovus Bank MOU. The FDIC and the GA DBF terminated the Synovus Bank MOU effective as of May 29, 2013, and replaced it with a resolution adopted by Synovus Bank’s Board of Directors relating to, among other things, continued emphasis on improving asset quality and maintaining strong levels of capital and liquidity.
On July 2, 2013, the Federal Reserve released final United States Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The FDIC and OCC subsequently approved the final rule on July 9, 2013. The rule applies to all banking organizations that are currently subject to regulatory capital requirements as well as certain savings and loan holding companies.  The rule strengthens the definition of regulatory capital, increases risk-based capital requirements, and makes selected changes to the calculation of risk-weighted assets. The rule becomes effective January 1, 2015, for most banking organizations, subject to a transition period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. Based on preliminary estimates, Synovus does not anticipate a significant impact to regulatory capital or regulatory capital ratios from the final rule.
Management currently believes, based on internal capital analyses and earnings projections, that Synovus' capital position including the following capital actions described below is adequate to meet current and future regulatory minimum capital requirements. However, Synovus continues to actively monitor economic conditions, evolving industry capital standards, and changes in regulatory standards and requirements, and engages in regular discussions with its regulators regarding capital at both Synovus and Synovus Bank.
Common Stock and Preferred Stock Offerings
On July 24, 2013, Synovus completed a public offering of 59,870,550 shares of its Common Stock at $3.09 per share. The offering generated net proceeds of approximately $175 million.
On July 25, 2013, Synovus completed a public offering of $130 million of Series C Preferred Stock (5.2 million shares, no par value, with a liquidation preference of $25 per share).  The offering generated net proceeds of approximately $125 million. From the date of issuance to, but excluding, August 1, 2018, the rate for declared dividends is 7.875% per annum.  From and including August 1, 2018, the dividend rate will change to a floating rate equal to three-month LIBOR plus a spread of 6.39% per annum.
Redemption of TARP Preferred Stock
On July 26, 2013, Synovus redeemed all 967,870 shares of its Series A Preferred Stock issued to the U.S. Treasury under the CPP established under TARP. Over two-thirds of the TARP redemption was funded by internally available funds. The balance of the redemption was funded by net proceeds from the equity offerings completed in July 2013, described above.
In connection with the redemption of the Series A Preferred Stock, Synovus accelerated the accretion of the remaining issuance discount on the Series A Preferred Stock, which will result in a $5.1 million reduction in net income available to common shareholders for the three months ending September 30, 2013.
The U.S. Treasury continues to hold the Warrants, which expire on December 19, 2018. Synovus will evaluate the potential repurchase of these Warrants directly from the U.S. Treasury or through participation in a subsequent auction process, which may or may not be successful.
Dividends
Synovus has historically paid a quarterly cash dividend to the holders of its Common Stock. Management closely monitors trends and developments in credit quality, liquidity (including dividends from subsidiaries), financial markets and other economic trends, as well as regulatory requirements regarding the payment of dividends, all of which impact Synovus' capital position. Management will continue to periodically review dividend levels to determine if they are appropriate in light of these factors. Synovus' ability to pay dividends on its capital stock, including the Common Stock and the Series C Preferred Stock, is partially dependent upon dividends and distributions that it receives from its bank and non- banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities, as further discussed below in the section titled "Liquidity." On July 19, 2013, Synovus received an upstream dividend of $680.0 million from Synovus Bank, which Synovus utilized to redeem its $967.9 million of Series A Preferred Stock on July 26, 2013. Synovus' ability to receive dividends from

Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality and overall financial condition.
    As previously disclosed, in 2009, Synovus entered into the Synovus MOU with the Atlanta Fed and the GA DBF. The Atlanta Fed and the GA DBF terminated the Synovus MOU effective as of April 22, 2013. The Synovus MOU has been replaced with a resolution adopted by Synovus' Board of Directors relating to, among other things, continued emphasis on improving asset quality and maintaining strong levels of capital and liquidity. Synovus is required to inform and consult with the applicable regulatory agencies in advance of declaring or paying any future dividends on its capital stock, including the Common Stock and the Series C Preferred Stock. The Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has in some cases discouraged payment unless both asset quality and capital are very strong.
Synovus declared and paid dividends of $0.02 per common share for each of the six months ended June 30, 2013 and 2012. In addition to dividends paid on its Common Stock, Synovus paid dividends of $24.2 million to the Treasury on its Series A Preferred Stock during both the six months ended June 30, 2013 and 2012.
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
Liquidity is generated primarily through maturities and repayments of loans by customers, maturities and sales of investment securities, deposit growth, and access to sources of funds other than deposits. Management continuously monitors and maintains appropriate levels of liquidity so as to provide adequate funding sources to meet estimated customer deposit withdrawals and future loan requests. Liquidity is also enhanced by the acquisition of new deposits. Each of the banking divisions monitors deposit flows and evaluates local market conditions in an effort to retain and grow deposits. Customer confidence is a critical element in growing and retaining deposits. In this regard, Synovus’ asset quality could play a larger role in the stability of the deposit base. In the event asset quality declines significantly from its current level, the ability to grow and retain deposits could be diminished, which in turn could reduce deposits as a liquidity source.
Synovus Bank also generates liquidity through the national deposit markets. Synovus Bank issues longer-term certificates of deposit across a broad geographic base to increase its liquidity and funding position. Access to these deposits could become more limited if Synovus Bank’s asset quality and financial performance were to significantly deteriorate. Synovus Bank has the capacity to access funding through its membership in the FHLB System. At June 30, 2013, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.
In addition to bank level liquidity management, Synovus must manage liquidity at the Parent Company for various operating needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of dividends on our Common Stock and Preferred Stock, and payment of general corporate expenses. The primary source of liquidity for Synovus consists of dividends from Synovus Bank which is governed by certain rules and regulations of the GA DBF and FDIC. Dividends from Synovus Bank in 2010 were $43.9 million. During 2012 and 2011, Synovus Bank did not pay dividends to the Parent Company. On July 19, 2013, the Parent Company received a $680.0 million dividend from Synovus Bank, which Synovus utilized to redeem its $967.9 million of Series A Preferred Stock on July 26, 2013. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality and overall condition. See “Part I - Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results” of Synovus' 2012 Form 10-K.
In 2009, Synovus entered into the Synovus MOU with the Atlanta Fed and the GA DBF. The Atlanta Fed and the GA DBF have terminated the Synovus MOU effective as of April 22, 2013, and replaced it with a resolution adopted by Synovus’ Board of Directors relating to, among other things, continued emphasis on improving asset quality and maintaining strong levels of capital and liquidity. In 2010, Synovus Bank entered into the Synovus Bank MOU with the GA DBF and the FDIC. Pursuant to the terms of the Synovus Bank MOU, Synovus Bank cannot pay any cash dividends without the approval of the FDIC and the Georgia Commissioner. The FDIC and the GA DBF terminated the Synovus Bank MOU effective as of May 29, 2013, and replaced it with a resolution adopted by Synovus Bank’s Board of Directors relating to, among other things, continued emphasis on improving asset quality and maintaining strong levels of capital and liquidity.
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
Synovus has historically enjoyed a solid reputation in the capital markets and in the past few years has accessed the capital and debt markets to provide needed liquidity resources, including its public offerings completed in September 2009, May 2010 and February 2012. Also refer to Note 16 - Subsequent Events for a description of public offerings completed in the third quarter of 2013. Despite the success of these public offerings, there can be no assurance that Synovus will be able to obtain additional new borrowings or issue additional equity on favorable terms, if at all. See "Part I – Item 1A. Risk Factors - Our status as a non-investment grade issuer and any further reductions in our credit rating could increase the cost of our funding from the capital markets and impact our liquidity” of Synovus' 2012 Form 10-K.
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
Earning Assets and Sources of Funds
Average total assets for six months ended June 30, 2013 decreased $500.7 million, or 1.9%, to $26.32 billion as compared to $26.82 billion for the first six months of 2012. Average earning assets decreased $1.10 billion, or 4.4%, in the first six months of 2013 compared to the same period in 2012 and represented 90.6% of average total assets at June 30, 2013, as compared to 93.0% at June 30, 2012. The reduction in average earning assets resulted from a $548.9 million decrease in average taxable investment securities, a $285.3 million reduction in average interest bearing funds at the Federal Reserve Bank, and a $275.9 million net decrease in average loans, net. Average interest bearing liabilities decreased $946.9 million, or 5.2%, to $17.26 billion for the first six months of 2013 compared to the same period in 2012. The decrease in funding sources utilized to support earning assets was driven by a $1.19 billion decrease in average interest bearing deposits and a $122.2 million decrease in average federal funds purchased and securities sold under agreements to repurchase. These reductions were partially offset by a $369.3 million increase in average long-term debt.
Net interest income for the six months ended June 30, 2013 was $401.9 million, a decrease of $32.4 million, or 7.47%, compared to $434.3 million for the six months ended June 30, 2012.
The net interest margin for the six months ended June 30, 2013 was 3.41%, down 11 bps from 3.52%, for the six months ended June 30, 2012. Earning asset yields decreased by 26 bps compared to the six months ended June 30, 2012 while the effective cost of funds decreased by 15 bps. The primary factors negatively impacting earning asset yields were a 44 bps decrease in the yield on taxable investment securities and a 33 bps decline in loan yields. The investment yield decrease was due to significantly lower yields available for the reinvestment of maturing higher yielding securities. Loan yield decreases were primarily driven by downward pricing of maturing and prepaid loans. Earning asset yields were positively impacted by the reduction in low yielding funds held at the Federal Reserve Bank. The effective cost of funds was positively impacted by the downward repricing of maturing certificates of deposit and a decrease in the effective cost of core money market deposits. As compared to the six months ended June 30, 2012, core certificates of deposit declined by 37 bps and core money market deposits declined by 12 bps. See reconciliation of core deposits in the "Non-GAAP Financial Measures" in this Report.
On a sequential quarter basis, net interest income decreased by $2.2 million and the net interest margin decreased by 4 bps to 3.39%. Yields on earning assets decreased 7 bps and the effective cost of funds decreased by 3 bps. Yields on earning assets were negatively impacted by a 9 bps decrease in loan yields which was partially offset by a 28 bps increase in taxable investment security yields. Earning asset yields were also negatively affected by a higher average balance of low-yielding funds held at the Federal Reserve Bank. Investment yields were positively impacted by a lower level of mortgage security prepayments and a decrease in purchased premium amortization. The effective cost of funds was positively impacted by downward repricing of core and brokered time deposits.

Current expectations are for the net interest margin to remain stable for the second half of 2013. This expectation is based on a reduction in low-yielding funds held at the Federal Reserve offsetting further modest declines in loan yields.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Average Balances, Interest, and Yields	2013		2012
(dollars in thousands) (yields and rates annualized)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Interest Earning Assets:
Taxable investment securities (1)	$3,034,152	2,984,129	3,069,000	3,495,838	3,539,376
Yield	1.70%	1.42	1.62	1.67	2.10
Tax-exempt investment securities(1)(3)	$11,435	14,362	17,377	19,503	21,408
Yield (taxable equivalent) (3)	6.47%	6.34	6.59	6.47	6.40
Trading account assets	$7,847	8,629	9,600	12,343	13,647
Yield	6.34%	7.12	8.04	8.27	6.93
Commercial loans(2)(3)	$15,515,117	15,464,065	15,692,588	15,691,881	15,941,719
Yield	4.36%	4.46	4.48	4.63	4.67
Consumer loans(2)	$4,015,589	3,997,557	3,992,986	3,940,000	3,896,941
Yield	4.68%	4.73	4.77	4.80	4.87
Allowance for loan losses	$(351,075)	(372,239)	(405,237)	(446,495)	(498,419)
Loans, net (2)	$19,179,631	19,089,383	19,280,337	19,185,386	19,340,241
Yield	4.52%	4.54	4.65	4.79	4.85
Mortgage loans held for sale	$129,742	179,507	208,839	175,199	90,499
Yield	4.35%	3.80	3.72	4.03	4.99
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	$1,550,113	1,343,652	1,366,422	1,215,743	1,668,814
Yield	0.24%	0.24	0.24	0.24	0.24
Federal Home Loan Bank and Federal Reserve Bank Stock (4)	$65,014	65,330	66,630	53,239	63,665
Yield	2.35%	2.36	2.03	1.87	1.85
Total interest earning assets	$23,977,934	23,684,992	24,018,205	24,157,251	24,737,650
Yield	3.88%	3.95	3.99	4.09	4.14
Interest Bearing Liabilities:
Interest bearing demand deposits	$3,895,675	3,839,707	3,872,025	3,344,561	3,404,540
Rate	0.18%	0.18	0.18	0.19	0.22
Money Market accounts	$6,072,155	6,135,649	6,251,374	6,751,607	6,769,037
Rate	0.33%	0.33	0.33	0.33	0.42
Savings deposits	$609,832	581,792	558,726	557,086	557,149
Rate	0.11%	0.11	0.10	0.10	0.11
Time deposits under $100,000	$1,537,639	1,581,092	1,648,554	1,763,864	1,868,348
Rate	0.64%	0.69	0.74	0.85	0.97
Time deposits over $100,000	$1,891,623	1,958,870	2,015,582	2,176,488	2,336,496
Rate	0.88%	0.93	0.99	1.11	1.23
Brokered money market accounts	$202,532	202,734	180,216	186,336	222,916
Rate	0.31%	0.32	0.34	0.33	0.33
Brokered time deposits	$1,131,444	1,013,461	800,434	820,908	1,036,521
Rate	0.77%	0.99	1.42	1.83	1.94
Total interest bearing deposits	$15,340,900	15,313,305	15,326,911	15,600,850	16,195,007
Rate	0.42%	0.44	0.47	0.54	0.64
Federal funds purchased and other short-term liabilities	$206,046	214,661	266,431	350,183	368,984
Rate	0.15%	0.17	0.17	0.17	0.18
Long-term debt	$1,762,173	1,688,580	1,740,588	1,372,741	1,326,239
Rate	3.06%	3.26	3.31	4.09	4.34
Total interest bearing liabilities	$17,309,119	17,216,546	17,333,930	17,323,774	17,890,230
Rate	0.68%	0.72	0.75	0.81	0.91
Non-interest bearing demand deposits	$5,327,795	5,232,587	5,466,312	5,560,827	5,606,352

Effective cost of funds	0.49%	0.52	0.54	0.58	0.66
Net interest margin	3.39%	3.43	3.45	3.51	3.48
Taxable equivalent adjustment (3)	$557	618	766	761	780

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

Net Interest Income and Rate/Volume Analysis
The following tables set forth the major components of net interest income and the related annualized yields and rates for the six months ended June 30, 2013 and 2012, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Net Interest Income and Rate/Volume Analysis
	Six Months Ended June 30,						2013 Compared to 2012
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2013	2012	2013	2012	2013	2012	Volume	Rate
Assets
Interest earning assets:
Taxable investment securities	$3,009,278	3,558,201	$23,448	39,428	1.56%	2.22%	$(6,043)	(9,937)	$(15,980)
Tax-exempt investment securities(2)	12,891	22,484	413	717	6.40	6.38	(303)	(1)	(304)
Total investment securities	3,022,169	3,580,685	23,861	40,145	1.58	2.24	(6,346)	(9,938)	(16,284)
Trading account assets	8,236	14,311	278	515	6.75	7.19	(217)	(20)	(237)
Taxable loans, net(1)	19,378,274	19,779,413	430,359	468,400	4.48	4.76	(9,469)	(28,572)	(38,041)
Tax-exempt loans, net(1)(2)	118,081	145,266	2,949	3,805	5.04	5.27	(711)	(145)	(856)
Allowance for loan losses	(361,599)	(514,044)
Loans, net	19,134,756	19,410,635	433,308	472,205	4.57	4.90	(10,180)	(28,717)	(38,897)
Mortgage loans held for sale	154,487	101,270	3,118	2,496	4.04	4.93	1,301	(680)	621
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	1,447,452	1,749,556	1,746	2,109	0.24	0.24	(360)	(3)	(363)
Federal Home Loan Bank and Federal Reserve Bank stock	65,171	70,882	767	572	2.35	1.62	(46)	241	195
Total interest earning assets	$23,832,271	24,927,339	$463,078	518,042	3.92%	4.18%	$(15,848)	(39,117)	$(54,965)
Cash and due from banks	443,021	451,879
Premises and equipment, net	478,636	482,697
Other real estate	151,776	207,062
Other assets(3)	1,409,387	746,791
Total assets	$26,315,091	26,815,768

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$3,867,846	3,472,433	$3,515	4,099	0.18%	0.24%	$471	(1,055)	$(584)
Money market accounts	6,306,359	6,985,418	10,342	15,599	0.33	0.45	(1,515)	(3,742)	(5,257)
Savings deposits	595,889	545,633	312	307	0.11	0.11	27	(22)	5
Time deposits	4,557,085	5,517,681	18,441	36,380	0.82	1.33	(6,335)	(11,604)	(17,939)
Federal funds purchased and securities sold under repurchase agreements	210,330	332,501	170	350	0.16	0.21	(127)	(53)	(180)
Long-term debt	1,725,580	1,356,282	27,232	25,413	3.16	3.75	6,868	(5,048)	1,820
Total interest-bearing liabilities	$17,263,089	18,209,948	$60,012	82,148	0.70	0.91	$(611)	(21,524)	$(22,135)
Non-interest bearing deposits	5,280,454	5,502,158
Other liabilities	194,746	247,638
Shareholders' equity	3,576,803	2,856,024
Total liabilities and equity	$26,315,092	26,815,768
Net interest income/margin			403,066	435,894	3.41%	3.52%
Taxable equivalent adjustment			1,175	1,578
Net interest income, actual			$401,891	434,316			$(15,237)	(17,593)	$(32,830)

(1) Average loans are shown net of unearned income. Non-performing loans are included. Interest income includes fees as follows: 2013 - $11.7 million, 2012 - $8.9 million.
(2) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35% in adjusting interest on tax-exempt loans and investment securities to a taxable-
equivalent basis.
(3) Includes average net unrealized gains (losses) on investment securities available for sale of $40.2 million and $68.1 million for the six months ended June 30, 2013 and
2012, respectively.

The following tables set forth the major components of net interest income and the related annualized yields and rates for the three months ended June 30, 2013 and 2012, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Net Interest Income and Rate/Volume Analysis
	Three Months Ended June 30,						2013 Compared to 2012
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2013	2012	2013	2012	2013	2012	Volume	Rate
Assets
Interest earning assets:
Taxable investment securities	$3,034,152	3,539,376	$12,865	18,570	1.70%	2.10%	$(2,645)	(3,060)	$(5,705)
Tax-exempt investment securities(2)	11,435	21,408	185	343	6.47	6.40	(159)	1	(158)
Total investment securities	3,045,587	3,560,784	13,050	18,913	1.71	2.12	(2,804)	(3,059)	(5,863)
Trading account assets	7,847	13,647	124	236	6.34	6.93	(100)	(12)	(112)
Taxable loans, net(1)	19,417,645	19,694,249	214,761	231,118	4.44	4.71	(3,248)	(13,109)	(16,357)
Tax-exempt loans, net(1)(2)	113,061	144,411	1,407	1,893	4.99	5.27	(412)	(74)	(486)
Allowance for loan losses	(351,075)	(498,419)
Loans, net	19,179,631	19,340,241	216,168	233,011	4.52	4.85	(3,660)	(13,183)	(16,843)
Mortgage loans held for sale	129,742	90,499	1,411	1,129	4.35	4.99	488	(207)	281
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	1,550,113	1,668,814	933	1,006	0.24	0.24	(71)	(2)	(73)
Federal Home Loan Bank and Federal Reserve Bank stock	65,014	63,665	383	294	2.35	1.85	6	83	89
Total interest earning assets	$23,977,934	24,737,650	$232,069	254,589	3.88%	4.14%	$(6,141)	(16,380)	$(22,521)
Cash and due from banks	428,104	447,106
Premises and equipment, net	477,916	479,423
Other real estate	153,232	200,533
Other assets(3)	1,377,637	730,704
Total assets	$26,414,823	26,595,416

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$3,895,675	3,404,540	$1,786	1,890	0.18%	0.22%	$269	(373)	$(104)
Money market accounts	6,274,687	6,991,953	5,163	7,255	0.33	0.42	(751)	(1,341)	(2,092)
Savings deposits	609,832	557,149	160	151	0.11	0.11	14	(5)	9
Time deposits	4,560,706	5,241,365	8,784	16,601	0.77	1.27	(2,155)	(5,662)	(7,817)
Federal funds purchased and securities sold under repurchase agreements	206,046	368,984	80	170	0.15	0.18	(73)	(17)	(90)
Long-term debt	1,762,173	1,326,239	13,462	14,386	3.06	4.34	4,717	(5,641)	(924)
Total interest-bearing liabilities	$17,309,119	17,890,230	$29,435	40,453	0.68	0.91	$2,021	(13,039)	$(11,018)
Non-interest bearing deposits	5,327,795	5,606,352
Other liabilities	197,006	244,438
Shareholders' equity	3,580,903	2,854,396
Total liabilities and equity	$26,414,823	26,595,416
Net interest income/margin			202,634	214,136	3.39%	3.48%
Taxable equivalent adjustment			557	780
Net interest income, actual			$202,077	213,356			$(8,162)	(3,341)	$(11,503)

(1) Average loans are shown net of unearned income. Non-performing loans are included. Interest income includes fees as follows: 2013 - $5.9 million, 2012 - $4.4 million.
(2) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35% in adjusting interest on tax-exempt loans and investment securities to a taxable-
equivalent basis.
(3) Includes average net unrealized gains (losses) on investment securities available for sale of $38.7 million and $62.3 million for the three months ended June 30, 2013 and
2012, respectively.

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
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0% to 0.25% and the current prime rate of 3.25%. Due to the targeted federal funds rate being at or near 0% at this time, only rising rate scenarios have been modeled. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points to determine the sensitivity of net interest income for the next twelve months. Synovus continues to maintain a modestly asset sensitive position which would be expected to benefit net interest income in a rising interest rate environment. The following table represents the estimated sensitivity of net interest income to these changes in short term interest rates at June 30, 2013, with comparable information for December 31, 2012.

	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)

Change in Short-term Interest Rates (in basis points)	June 30, 2013	December 31, 2012
+200	3.4%	2.1%
+100	2.3%	1.6%
Flat	—%	—%

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

	As of June 30, 2013
Change in Short-term Interest Rates (in basis points)	Base Scenario	15% Increase in Average Repricing Beta
+200	3.4%	2.2%
+100	2.3%	1.6%

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
To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with loans originated from 2005 through 2008. From January 1, 2005 through June 30, 2013, Synovus Mortgage originated and sold approximately $3.28 billion of first lien GSE eligible mortgage loans and approximately $7.56 billion of first and second lien non-GSE eligible mortgage loans. The total expense pertaining to losses from repurchases of mortgage loans previously sold, including amounts accrued in accordance with ASC 450, was $388 thousand and $3.5 million for the six months ended June 30, 2013 and 2012, respectively. The total accrued liability related to mortgage repurchase claims was $3.9 million and $5.2 million, at June 30, 2013 and December 31, 2012, respectively. Management reviews the adequacy of the mortgage repurchase reserve on at least a quarterly basis. During each review, management considers a number of factors including previous claims experience, estimated probable losses associated with loans subject to repurchase, as well as estimates regarding future claims volume. Synovus Mortgage sold approximately 25% of its loans originated in the 2005 through 2008 period to certain financial institutions who have settled litigation with the GSE who purchased, held and securitized the mortgages. This settlement ultimately limits Synovus' exposure to repurchases and make whole requests during the origination years 2005 through 2008.  Synovus' exposure is further reduced by the limited third party originations during the 2005 through 2008 periods, the origination of loans primarily within Synovus' five state footprint, and the fact that less than 11% of Synovus Mortgage's loan originations were low or no documentation loans. See "Part I-Item 1A - Risk Factors- We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition" in Synovus’ 2012 Form 10-K.
Mortgage Loan Foreclosure Practices
At June 30, 2013 and December 31, 2012, Synovus had $2.96 billion and $2.95 billion, respectively of home equity and consumer mortgage loans which are secured by first and second liens on residential properties. Of the amounts at June 30, 2013, $467.3 million and $460.9 million, respectively, consist of mortgages relating to properties in Florida and South Carolina, which are states where foreclosures proceed through the courts. Of the amounts at December 31, 2012, $454.1 million and $468.3 million, respectively, consist of mortgages relating to properties in Florida and South Carolina, which are states where foreclosures proceed through the courts. Also, foreclosure practices of financial institutions nationwide came under scrutiny due to the discovery of questionable residential foreclosure procedures of certain large financial institutions. The current focus in foreclosure practices of financial institutions nationwide led Synovus to evaluate its foreclosure process related to home equity and consumer mortgage loans within its loan portfolio. To date, foreclosure activity in the home equity and consumer mortgage loan portfolio has been low. Any foreclosures on these loans are handled by designated Synovus personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Based on information currently available, management believes that it does not have significant exposure related to our foreclosure practices.
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
Non-GAAP Financial Measures
The measures entitled pre-tax, pre-credit costs income; adjusted non-interest expense; core deposits and core deposits excluding time deposits; the tangible common equity to tangible assets ratio, and the Tier 1 common equity ratio are not measures recognized under U.S. GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures are income (loss) before income taxes; total non-interest expense; total deposits, the ratio of total shareholders’ equity to total assets, and the ratio of Tier 1 capital to risk-weighted assets, respectively.
Management uses these non-GAAP financial measures to assess the performance of Synovus’ core business and the strength of its capital position. Synovus believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist investors in evaluating Synovus’ operating results, financial strength and capital position. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures at other companies. Pre-tax, pre-credit costs income is a measure used by management to evaluate core operating results exclusive of credit costs as well as certain adjusted revenues and expenses such as investment securities gains, net and restructuring charges. Adjusted non-interest expense is a measure used by management to gauge the success of expense management initiatives focused on reducing recurring controllable operating costs. Core deposits and core deposits excluding time deposits are measures used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. The tangible common equity to tangible assets ratio and the Tier 1 common equity ratio are used by management and investment analysts to assess the strength of Synovus’ capital position. The computations of these measures are set forth in the tables below.

Reconciliation of Non-GAAP Financial Measures	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Pre-tax, Pre-credit Costs Income
Income before income taxes	$119,459	73,262	72,906	37,347
Add: Provision for loan losses	48,773	110,271	13,077	44,222
Add: Other credit costs (1)	24,482	50,968	10,887	26,119
Add: Restructuring charges	6,607	2,252	1,758	1,393
Add: Visa indemnification charges	801	4,713	764	1,734
Less: Investment securities gains, net	(1,448)	(24,253)	(1,403)	(4,170)
Pre-tax, pre-credit costs income	$198,674	217,213	97,989	106,645

Adjusted Non-interest Expense
Total non-interest expense	$363,472	411,399	181,186	208,264
Less: Other credit costs(1)	(24,482)	(50,968)	(10,887)	(26,119)
Less: Restructuring charges	(6,607)	(2,252)	(1,758)	(1,393)
Less: Visa indemnification charges	(801)	(4,713)	(764)	(1,734)
Adjusted non-interest expense	$331,582	353,466	167,777	179,018

Reconciliation of Non-GAAP Financial Measures
(in thousands, except per share data)	June 30, 2013	December 31, 2012	June 30, 2012
Core Deposits and Core Deposits Excluding Time Deposits
Total deposits	$20,710,703	21,057,044	21,565,065
Less: Brokered deposits	(1,338,063)	(1,092,749)	(1,148,892)
Core deposits	19,372,640	19,964,295	20,416,173
Less: Time deposits	(3,377,216)	(3,583,304)	(4,097,834)
Core deposits excluding time deposits	$15,995,424	16,380,991	16,318,339

Tangible Common Equity to Tangible Assets Ratio
Total assets	$26,563,174	26,760,012	26,294,110
Less: Goodwill	(24,431)	(24,431)	(24,431)
Less: Other intangible assets, net	(4,156)	(5,149)	(6,693)
Tangible Assets	$26,534,587	26,730,432	26,262,986
Total shareholders' equity	3,568,204	3,569,431	2,853,389
Less: Goodwill	(24,431)	(24,431)	(24,431)
Less: Other intangible assets, net	(4,156)	(5,149)	(6,693)
Less: Series A Preferred Stock, no par value	(962,725)	(957,327)	(952,093)
Tangible common equity	$2,576,892	2,582,524	1,870,172
Less: tMEDS	—	(260,083)	(260,083)
Tangible common equity excluding tMEDS	$2,576,892	2,322,441	1,610,089
Total shareholders' equity to total assets ratio	13.43%	13.34	10.85
Tangible common equity to tangible assets ratio	9.71%	9.66	7.12

Tier 1 Common Equity Ratio
Total Shareholders' Equity	3,568,204	3,569,431	2,853,389
Less: Accumulated other comprehensive loss (income)	33,060	(4,101)	(7,003)
Less: Goodwill	(24,431)	(24,431)	(24,431)
Less: Other intangible assets, net	(4,156)	(5,149)	(6,693)
Less: Disallowed deferred tax assets (2)	(674,996)	(710,488)	—
Other items	7,304	6,982	7,225
Tier 1 Capital	$2,904,985	2,832,244	2,822,487
Less: Qualifying trust preferred securities	(10,000)	(10,000)	(10,000)
Less: Series A Preferred Stock, no par value	(962,725)	(957,327)	(952,093)
Tier 1 Common Equity	$1,932,260	1,864,917	1,860,394
Total Risk Weighted Assets	21,542,287	21,387,935	21,146,174
Tier 1 Capital Ratio	13.49%	13.24	13.35
Tier 1 Common Equity Ratio	8.97%	8.72	8.80

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

ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, Synovus' disclosure controls and procedures were effective.
Synovus regularly engages in productivity and efficiency initiatives to streamline operations, reduce expenses, and increase revenue. Additionally, investment in new and updated information technology systems has enhanced information gathering and processing capabilities; and allowed management to operate in a more centralized environment for critical processing and monitoring functions. Management of Synovus is responsible for identifying, documenting, and evaluating the adequacy of the design and operation of the controls implemented during each process change described above. There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, Synovus' internal controls over financial reporting.

PART II. – OTHER INFORMATION
ITEM 1. – LEGAL PROCEEDINGS
Synovus and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Synovus and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries and investigations. In the wake of the recent financial credit crisis that began in 2007, Synovus, like many other financial institutions, has become the target of numerous legal actions and other proceedings asserting claims for damages and related relief for losses resulting from this recent financial crisis. These actions include claims and counterclaims asserted by individual borrowers related to their loans and allegations of violations of state and federal laws and regulations relating to banking practices, including several purported putative class action matters. In addition to actual damages if Synovus does not prevail in any asserted legal action, credit-related litigation could result in additional write-downs or charge-offs of assets, which would adversely affect Synovus' results of operations during the period in which the write-down or charge-off occurred.
Based on our current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, operating results or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations and financial condition for any particular period. For additional information, see "Part I - Item 1. Financial Statements - Note 15 - Legal Proceedings" of this Report, which Note is incorporated herein by this reference.
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

3.2
Articles of Amendment to the Amended and Restated Articles of Incorporation of Synovus with respect to the Series C Preferred Stock, incorporated by reference to Exhibit 3.1 to Synovus' Current Report on Form 8-K dated July 25, 2013, as filed with the SEC on July 25, 2013.

3.3	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.1 of Synovus' Current Report on Form 8-K dated November 8, 2010, as filed with the SEC on November 9, 2010.

4.1
Shareholder Rights Plan, dated as of April 26, 2010, between Synovus Financial Corp. and Mellon Investor Services LLC, as Rights Agent, which includes the Form of Articles of Amendment to the Articles of Incorporation of Synovus Financial Corp. (Series B Participating Cumulative Preferred Stock) as Exhibit A, the Summary of Terms of the Rights Agreement as Exhibit B and the Form of Right Certificate as Exhibit C, incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated April 26, 2010, as filed with the SEC on April 26, 2010.

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

10.1
Form of TARP Restricted Stock Unit Agreement for the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.1 to Synovus' Current Report on Form 8-K dated June 18, 2013, as filed with the SEC on June 20, 2013.

10.2
Form of Restricted Stock Unit Agreement for the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.2 to Synovus' Current Report on Form 8-K dated June 18, 2013, as filed with the SEC on June 20, 2013.

10.3
Form of Stock Option Agreement for the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.3 to Synovus' Current Report on Form 8-K dated June 18, 2013, as filed with the SEC on June 20, 2013.

10.4
Form of Director Restricted Stock Unit Agreement for the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.1 to Synovus' Current Report on Form 8-K dated June 18, 2013, as filed with the SEC on June 20, 2013.

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

SYNOVUS FINANCIAL CORP.

August 7, 2013	By:	/s/ Thomas J. Prescott
Date		Thomas J. Prescott
Executive Vice President and Chief Financial Officer