Form 10-Q
period 2013-09-30
SYNOVUS FINANCIAL CORP
filed 2013-11-06
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
Commission file number 1-10312

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	October 31, 2013
Common Stock, $1.00 Par Value	972,255,413

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
CCC – central clearing counterparty
CMO – Collateralized Mortgage Obligation
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
DRR – dual risk rating
DTA – deferred tax asset
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

i

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
LIBOR – London Interbank Offered Rate
LTV – loan-to-collateral value ratio
MBS – mortgage-backed securities
MOU – Memorandum of Understanding
MSA – Metropolitan Statistical Area
nm – not meaningful
NOL – net operating loss
NPA – non-performing assets
NPL – non-performing loans
NSF – non-sufficient funds
OCI – other comprehensive income
ORE – other real estate
OTTI – other-than-temporary impairment
Parent Company – Synovus Financial Corp.
POS – point-of-sale
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

ii

TARP – Troubled Assets Relief Program
TBA – to-be-announced securities with respect to mortgage-related securities to be delivered in the future (MBSs and CMOs)
TDR – troubled debt restructuring (as defined in ASC 310-40)
Tender Offer – Offer by Synovus to purchase, for cash, all of its outstanding 2013 Notes, which commenced on February 7, 2012 and expired on March 6, 2012
Treasury – United States Department of the Treasury
tMEDS – tangible equity units, each composed of a prepaid common stock purchase contract and a junior subordinated amortizing note
Visa – The Visa U.S.A., Inc. card association or its affiliates, collectively
Visa Class B shares – Class B shares of Common Stock issued by Visa which are subject to restrictions with respect to sale until all of the Covered Litigation has been settled
Visa Derivative – A derivative contract with the purchaser of Visa Class B shares which provides for settlements between the purchaser and Synovus based upon a change in the ratio for conversion of Visa Class B shares into Visa Class A shares
Warrant – A warrant issued to the Treasury by Synovus to purchase up to 15,510,737 shares of Synovus Common Stock at a per share exercise price of $9.36 expiring on December 19, 2018

iii

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$514,694	614,630
Interest bearing funds with Federal Reserve Bank	966,435	1,498,390
Interest earning deposits with banks	14,060	23,442
Federal funds sold and securities purchased under resale agreements	80,177	113,517
Trading account assets, at fair value	17,363	11,102
Mortgage loans held for sale, at fair value	61,232	212,663
Other loans held for sale	9,351	10,690
Investment securities available for sale, at fair value	3,151,344	2,981,112
Loans, net of deferred fees and costs	19,711,610	19,541,690
Allowance for loan losses	(318,612)	(373,405)
Loans, net	$19,392,998	19,168,285
Premises and equipment, net	476,088	479,546
Goodwill	24,431	24,431
Other intangible assets, net	3,783	5,149
Other real estate	126,640	150,271
Deferred tax asset, net	763,050	806,406
Other assets	616,714	660,378
Total assets	$26,218,360	26,760,012
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$5,358,659	5,665,527
Interest bearing deposits, excluding brokered deposits	14,339,997	14,298,768
Brokered deposits	1,275,200	1,092,749
Total deposits	20,973,856	21,057,044
Federal funds purchased, securities sold under repurchase agreements, and other short-term liabilities	194,613	201,243
Long-term debt	1,885,057	1,726,455
Other liabilities	232,974	205,839
Total liabilities	$23,286,500	23,190,581
Shareholders' Equity
Series A Preferred Stock – no par value. Authorized 100,000,000 shares; 967,870 issued and outstanding at December 31, 2012	$—	957,327
Series C Preferred Stock – no par value. 5,200,000 shares outstanding at September 30, 2013	125,400	—
Common stock - $1.00 par value. Authorized 1,200,000,000 shares; 977,923,690 issued at September 30, 2013 and 792,272,692 issued at December 31, 2012; 972,230,238 outstanding at September 30, 2013 and 786,579,240 outstanding at December 31, 2012	977,924	792,273
Additional paid-in capital	2,138,593	2,189,874
Treasury stock, at cost – 5,693,452 shares	(114,176)	(114,176)
Accumulated other comprehensive (loss) income	(29,514)	4,101
Accumulated deficit	(166,367)	(259,968)
Total shareholders’ equity	2,931,860	3,569,431
Total liabilities and shareholders' equity	$26,218,360	26,760,012
See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Interest income:
Loans, including fees	$650,192	700,620	217,982	229,814
Investment securities available for sale	37,302	54,690	13,584	14,791
Trading account assets	433	770	155	255
Mortgage loans held for sale	3,987	4,260	869	1,764
Federal Reserve Bank balances	2,498	2,697	814	688
Other earning assets	1,343	1,103	448	364
Total interest income	$695,755	764,140	233,852	247,676
Interest expense:
Deposits	48,964	77,529	16,354	21,144
Federal funds purchased, securities sold under repurchase agreements, and other short-term liabilities	242	505	72	155
Long-term debt	40,688	39,445	13,456	14,032
Total interest expense	$89,894	117,479	29,882	35,331
Net interest income	605,861	646,661	203,970	212,345
Provision for loan losses	55,534	173,843	6,761	63,572
Net interest income after provision for loan losses	$550,327	472,818	197,209	148,773
Non-interest income:
Service charges on deposit accounts	58,142	57,319	19,426	20,404
Fiduciary and asset management fees	32,471	31,966	10,389	10,340
Brokerage revenue	21,231	19,786	6,636	6,844
Mortgage banking income	19,569	23,247	5,314	9,261
Bankcard fees	22,662	23,938	7,760	7,866
Investment securities gains, net	2,571	30,909	1,124	6,656
Other fee income	16,461	14,927	5,199	5,276
(Decrease) increase in fair value of private equity investments, net	(856)	6,428	284	(944)
Other non-interest income	21,139	25,329	7,446	7,530
Total non-interest income	$193,390	233,849	63,578	73,233
Non-interest expense:
Salaries and other personnel expense	276,190	280,972	92,794	93,177
Net occupancy and equipment expense	77,025	79,512	26,475	26,647
FDIC insurance and other regulatory fees	24,059	37,171	7,639	9,205
Foreclosed real estate expense, net	28,800	55,677	10,359	11,997
Losses on other loans held for sale, net	487	4,005	408	4,104
Professional fees	28,922	29,270	11,410	10,074
Third-party services	30,446	28,466	10,151	9,429
Visa indemnification charges	801	5,546	—	833
Restructuring charges	7,295	3,444	687	1,192
Other operating expenses	76,774	78,827	27,405	24,834
Total non-interest expense	$550,799	602,890	187,328	191,492
Income before income taxes	192,918	103,777	73,459	30,514
Income tax expense (benefit)	72,114	(2,393)	27,765	(211)
Net income	120,804	106,170	45,694	30,725
Dividends and accretion of discount on Series A Preferred Stock	38,100	43,968	8,506	14,695
Net income available to common shareholders	$82,704	62,202	37,188	16,030
Net income per common share, basic	0.10	0.08	0.04	0.02
Net income per common share, diluted	$0.09	0.07	0.04	0.02
Weighted average common shares outstanding, basic	865,565	786,429	956,694	786,576
Weighted average common shares outstanding, diluted	927,329	909,717	959,680	910,396

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Nine Months Ended September 30,
	2013			2012
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$192,918	(72,114)	120,804	103,777	2,393	106,170
Net unrealized gains (losses) on cash flow hedges:
Reclassification adjustment for losses (gains) realized in net income	336	(131)	205	(1,155)	441	(714)
Net unrealized losses arising during the period	—	—	—	(337)	134	(203)
Valuation allowance for the change in deferred taxes arising from unrealized gains/losses(1)	—	—	—	—	(575)	(575)
Net unrealized gains (losses)	336	(131)	205	(1,492)	—	(1,492)
Net unrealized (losses) gains on investment securities available for sale:
Reclassification adjustment for gains realized in net income	(2,571)	990	(1,581)	(30,909)	11,900	(19,009)
Net unrealized (losses) gains arising during the period	(53,166)	20,468	(32,698)	26,848	(10,333)	16,515
Valuation allowance for the change in deferred taxes arising from unrealized gains/losses(1)	—	—	—	—	(1,567)	(1,567)
Net unrealized losses	(55,737)	21,458	(34,279)	(4,061)	—	(4,061)
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	(98)	38	(60)	(62)	24	(38)
Amortization arising during the period	830	(311)	519	678	(261)	417
Valuation allowance for the change in deferred taxes arising from amortization(1)	—	—	—	—	237	237
Net unrealized gains	732	(273)	459	616	—	616
Other comprehensive loss	$(54,669)	21,054	(33,615)	(4,937)	—	(4,937)
Comprehensive income			$87,189			101,233

	Three Months Ended September 30,
	2013			2012
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount		Tax (Expense) Benefit	Net of Tax Amount
Net income	$73,459	(27,765)	45,694	30,514		211	30,725
Net unrealized gains (losses) on cash flow hedges:
Reclassification adjustment for losses realized in net income	112	(43)	69	63		(33)	30
Net unrealized losses arising during the period	—	—	—	—	—	—	—
Valuation allowance for the change in deferred taxes arising from unrealized gains/losses(1)	—	—	—	—		33	33
Net unrealized gains	112	(43)	69	63		—	63
Net unrealized (losses) gains on investment securities available for sale:
Reclassification adjustment for gains realized in net income	(1,124)	433	(691)	(6,656)		2,563	(4,093)
Net unrealized gains arising during the period	6,849	(2,637)	4,212	15,772		(6,069)	9,703
Valuation allowance for the change in deferred taxes arising from unrealized gains/losses(1)	—	—	—	—		3,506	3,506
Net unrealized gains	5,725	(2,204)	3,521	9,116		—	9,116
Post-retirement unfunded health benefit:
Reclassification adjustments for gains realized in net income	(72)	28	(44)	(26)		10	(16)
Amortization arising during the period	—	—	—	—		—	—
Valuation allowance for the change in deferred taxes arising from amortization(1)	—	—	—	—		(10)	(10)
Net unrealized gains	(72)	28	(44)	(26)		—	(26)
Other comprehensive income	$5,765	(2,219)	3,546	9,153		—	9,153
Comprehensive income			$49,240				39,878

(1) In accordance with ASC 740-20-45-11(b), a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss).
See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Series A Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2011	$947,017	—	790,989	2,241,171	(114,176)	21,093	(1,058,642)	2,827,452
Net income	—	—	—	—	—	—	106,170	106,170
Other comprehensive loss, net of income taxes	—	—	—	—	—	(4,937)	—	(4,937)
Cash dividends declared on Common Stock - $0.03 per share	—	—	—	—	—	—	(23,597)	(23,597)
Cash dividends paid on Series A Preferred Stock	—	—	—	(36,295)	—	—	—	(36,295)
Accretion of discount on Series A Preferred Stock	7,673	—	—	(7,673)	—	—	—	—
Restricted share unit activity	—	—	1,280	(1,207)	—	—	(73)	—
Share-based compensation expense	—	—	—	6,907	—	—	—	6,907
Balance at September 30, 2012	$954,690	—	792,269	2,202,903	(114,176)	16,156	(976,142)	2,875,700

Balance at December 31, 2012	$957,327	—	792,273	2,189,874	(114,176)	4,101	(259,968)	3,569,431
Net income	—	—	—	—	—	—	120,804	120,804
Other comprehensive loss, net of income taxes	—	—	—	—	—	(33,615)	—	(33,615)
Cash dividends declared on Common Stock - $0.03 per share	—	—	—	—	—	—	(26,703)	(26,703)
Cash dividends paid on Series A Preferred Stock	—	—	—	(33,741)	—	—	—	(33,741)
Accretion of discount on Series A Preferred Stock	10,543	—	—	(10,543)	—	—	—	—
Redemption of Series A Preferred Stock	(967,870)	—	—	—	—	—	—	(967,870)
Issuance of Series C Preferred Stock, net of issuance costs	—	125,400	—	—	—	—	—	125,400
Settlement of prepaid Common Stock purchase contracts	—	—	122,848	(122,848)	—	—	—	—
Issuance of Common Stock, net of issuance costs	—	—	59,871	114,893	—	—	—	174,764
Restricted share unit activity	—	—	2,603	(5,644)	—	—	(500)	(3,541)
Stock options exercised	—	—	329	460	—	—	—	789
Share-based compensation tax benefit	—	—	—	371	—	—	—	371
Share-based compensation expense	—	—	—	5,771	—	—	—	5,771
Balance at September 30, 2013	$—	125,400	977,924	2,138,593	(114,176)	(29,514)	(166,367)	2,931,860

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2013	2012
Operating Activities
Net income	$120,804	106,170
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	55,534	173,843
Depreciation, amortization, and accretion, net	46,513	46,940
Deferred income tax expense	64,101	153
Decrease in interest receivable	8,229	9,029
Decrease in interest payable	(3,207)	(8,406)
(Increase) decrease in trading account assets	(6,261)	10,913
Originations of mortgage loans held for sale	(749,437)	(892,573)
Proceeds from sales of mortgage loans held for sale	893,348	819,635
Gain on sales of mortgage loans held for sale, net	(10,789)	(10,809)
Decrease (increase) in other assets	38,663	(116,519)
(Decrease) increase in accrued salaries and benefits	(4,584)	5,697
Decrease in other liabilities	(468)	(25,928)
Investment securities gains, net	(2,571)	(30,909)
Losses on sales of other loans held for sale, net	487	4,005
Losses and write-downs on other real estate, net	22,714	42,695
Decrease (increase) in fair value of private equity investments, net	856	(6,428)
Increase in accrual for Visa indemnification	801	5,546
Share-based compensation expense	5,771	6,907
Other, net	457	1,002
Net cash provided by operating activities	$480,961	140,963
Investing Activities
Net cash received in acquisition	56,328	—
Net decrease (increase) in interest earning deposits with banks	9,382	(13,625)
Net decrease in federal funds sold and securities purchased under resale agreements	33,340	42,598
Net decrease in interest bearing funds with Federal Reserve Bank	531,955	751,850
Proceeds from maturities and principal collections of investment securities available for sale	584,810	1,063,512
Proceeds from sales of investment securities available for sale	403,792	909,485
Purchases of investment securities available for sale	(1,197,122)	(1,510,566)
Proceeds from sales of loans	75,359	176,241
Proceeds from sales of other real estate	77,168	94,463
Principal repayments by borrowers on other loans held for sale	3,966	4,466
Net increase in loans	(423,252)	(231,243)
Purchases of premises and equipment	(24,971)	(17,405)
Proceeds from disposals of premises and equipment	3,172	3,179
Proceeds from sales of other assets held for sale	1,085	6,732
Net cash provided by investing activities	$135,012	1,279,687
Financing Activities
Net (decrease) increase in demand and savings deposits	(281,267)	73,630
Net increase (decrease) in certificates of deposit	141,252	(1,638,551)
Net increase in Federal funds purchased, securities sold under repurchase agreements, and other short-term liabilities	(6,630)	(147,893)
Principal repayments on long-term debt	(301,431)	(364,339)
Proceeds from issuance of long-term debt	462,500	660,000
Dividends paid to common shareholders	(26,703)	(23,597)
Dividends paid to preferred shareholders	(33,741)	(36,295)

Stock options exercised	789	—
Proceeds from issuance of Series C Preferred Stock	125,400	—
Redemption of Series A Preferred Stock	(967,870)	—
Proceeds from issuance of common stock	174,764	—
Excess tax benefit from share-based compensation	569	—
Restricted stock activity	(3,541)	—
Net cash used in financing activities	$(715,909)	(1,477,045)
Decrease in cash and cash equivalents	(99,936)	(56,395)
Cash and cash equivalents at beginning of period	614,630	510,423
Cash and cash equivalents at end of period	$514,694	454,028
Supplemental Cash Flow Information
Cash paid (received) paid during the period for:
Income tax payments (refunds), net	$1,669	(7,804)
Interest paid	85,332	107,201
Non-cash Activities
Decrease in net unrealized gains on available for sale securities, net of income taxes	(34,279)	(4,061)
Decrease (increase) in net unrealized losses on hedging instruments, net of income taxes	205	(1,492)
Mortgage loans held for sale transferred to loans at fair value	14,471	1,542
Loans foreclosed and transferred to other real estate	72,854	113,966
Loans transferred to other loans held for sale at fair value	117,806	256,232
Other loans held for sale transferred to loans at fair value	1,235	8,142
Other loans held for sale foreclosed and transferred to other real estate at fair value	3,246	58
Premises and equipment transferred to other assets held for sale at fair value	490	2,402
Accretion of discount on Series A Preferred Stock	10,543	7,673
Amortization of post-retirement unfunded health benefit, net of income taxes	459	616
Settlement of prepaid common stock purchase contracts	122,848	—
Securities purchased (sold) during the period but settled after period-end	35,160	(178,267)

Acquisition:
Fair value of non-cash assets acquired	536	—
Fair value of liabilities assumed	56,864	—

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
In addition to our banking operations, we also provide various other financial services to our customers through the following direct and indirect wholly-owned non-bank subsidiaries, including: Synovus Securities, Inc., headquartered in Columbus, Georgia, which specializes in professional portfolio management for fixed-income securities, investment banking, the execution of securities transactions as a broker/dealer and the provision of individual investment advice on equity and other securities; Synovus Trust Company, N.A., headquartered in Columbus, Georgia, which provides trust, asset management and financial planning services; and Synovus Mortgage Corp., headquartered in Birmingham, Alabama, which offers mortgage services.
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
Allowance for Loan Losses - Commercial Loans
During the three months ended September 30, 2013, Synovus began implementation of a Dual Risk Rating (DRR) methodology for certain components of its commercial loan portfolio.  The DRR includes sixteen probabilities of default grade categories and nine grade categories for estimating losses given an event of default.  The result is an expected loss (EL) rate established for each borrower.  The DRR results were utilized to determine the allowance for loan losses for selected components of the loan portfolio effective September 30, 2013, as it is considered to be a more refined estimate of loss. The DRR was primarily applied to commercial and industrial loans with outstanding balances greater than $1.0 million and total relationships above $2.5 million, which comprises approximately $2.4 billion of the total loan portfolio at September 30, 2013.  The remaining commercial loan portfolio continues to have the single rating system applied and during 2014, the scope of DRR will expand to include C&I loans from $500 thousand to $1.0 million with total relationships above $2.5 million and Income Producing Real Estate (IPRE) loans initially above $2.5 million, with no relationship threshold, and expanding to include loans above $1.0 million later in the year.  Implementation of the DRR methodology during the three months ended September 30, 2013 resulted in a reduction to the total allowance for loan losses of approximately $2.5 million, which was not significant and was due to the more refined estimates of losses, as well as positive migration due to updated financial data resulting from improvements in the economy, which was not related to the DRR implementation. The initial phase of IPRE will be implemented during the first quarter of 2014 and will consist of loans above $2.5 million, which comprises approximately $2.0 billion of the total loan portfolio at September 30, 2013. Based on information currently available, the impact to the total allowance for loan losses from the IPRE implementation during the first quarter of 2014 is not expected to be material.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks. At September 30, 2013 and December 31, 2012, cash and cash equivalents included $94.4 million and $68.4 million, respectively, on deposit to meet Federal Reserve Bank requirements. At September 30, 2013 and December 31, 2012, $15.4 million and $15.5 million, respectively, of the due from banks balance was restricted as to withdrawal, including $15.0 million at those dates on deposit pursuant to a payment network arrangement.
Short-term Investments
Short-term investments consist of interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and Federal funds sold and securities purchased under resale agreements. Interest earning deposits with banks include $12.1 million at September 30, 2013 and $14.2 million at December 31, 2012, which is pledged as collateral in connection with certain letters of credit. Federal funds sold include $76.6 million at September 30, 2013, and $110.0 million at December 31, 2012, which are pledged to collateralize certain derivative instruments. Federal funds sold and securities purchased under resale agreements, and Federal funds purchased and securities sold under repurchase agreements, generally mature in one day.
Recently Adopted Accounting Standards Updates
During 2013, Synovus adopted the provisions of the following ASUs:
ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This ASU relates to testing intangibles other than goodwill for impairment, and was adopted on January 1, 2013. If certain conditions are met, the ASU provides for a qualitative impairment assessment instead of a quantitative assessment. For Synovus, the ASU primarily applies to core deposit intangibles, which have a carrying value of $2.8 million at September 30, 2013. The ASU did not have an impact on Synovus' unaudited interim consolidated financial statements.
ASU 2011-11, Disclosures about Offsetting Assets and Liabilities and ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires additional disclosures about financial instruments and derivative instruments that are offset or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 clarifies that the disclosure requirements of ASU 2011-11 do not apply to trade receivables. The ASU also clarifies that the disclosure requirements in ASU 2011-11 apply to repurchase and reverse repurchase agreements, securities borrowing and lending agreements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement, and derivatives accounted for in accordance with ASC 815-Derivatives and Hedging. Synovus adopted the provisions of ASU 2013-02 effective January 1, 2013 and does not have financial instruments that are subject to the new requirements of ASU 2011-11; therefore, the clarifying ASU did not affect Synovus' unaudited interim consolidated financial statements.
ASU 2013-02, Reporting of Amount Reclassified Out of Accumulated Other Comprehensive Income. The FASB issued this ASU to improve the transparency of reporting reclassifications out of accumulated other comprehensive income by requiring entities to present in one place information about significant amounts reclassified and, in some cases, to provide cross-references to related footnote disclosures. ASU 2013-02 does not amend existing requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU 2013-02 also require that entities present either in a single footnote or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line item affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, entities would instead cross reference to the related footnote to the financial statements for additional information. Synovus adopted the provisions of ASU 2013-02 effective January 1, 2013. See "Note 8 - Other Comprehensive Income" to the unaudited interim consolidated financial statements for the disclosures required by ASU 2013-02.
ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under FASB Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The final guidance, issued on July 17, 2013, was effective immediately. Synovus will consider the provisions of this new guidance when developing new hedging strategies.
Reclassifications
Prior periods' consolidated financial statements are reclassified whenever necessary to conform to the current periods' presentation.

Subsequent Events
Synovus has evaluated for consideration, or disclosure, all transactions, events, and circumstances, subsequent to the date of the consolidated balance sheet and through the date the accompanying unaudited interim consolidated financial statements were issued, and has reflected, or disclosed, those items deemed appropriate within the unaudited interim consolidated financial statements.
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
Note 3 - Investment Securities
The following table summarizes Synovus' investment securities available for sale as of September 30, 2013 and December 31, 2012.

	September 30, 2013
(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$17,357	—	—	17,357
U.S. Government agency securities	33,493	1,293	(175)	34,611
Securities issued by U.S. Government sponsored enterprises	112,559	1,566	—	114,125
Mortgage-backed securities issued by U.S. Government agencies	208,223	2,948	(2,260)	208,911
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,400,366	16,813	(22,855)	2,394,324
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	367,057	593	(5,971)	361,679
State and municipal securities	9,357	226	(2)	9,581
Equity securities	4,120	1,987	—	6,107
Other investments	5,067	—	(418)	4,649
Total investment securities available for sale	$3,157,599	25,426	(31,681)	3,151,344

	December 31, 2012
(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$356	—	—	356
U.S. Government agency securities	35,791	2,255	—	38,046
Securities issued by U.S. Government sponsored enterprises	289,523	3,787	—	293,310
Mortgage-backed securities issued by U.S. Government agencies	238,381	7,220	(8)	245,593
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,832,076	37,646	(2,229)	1,867,493
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	513,637	2,534	(1,682)	514,489
State and municipal securities	15,218	582	(2)	15,798
Equity securities	3,648	92	—	3,740
Other investments	3,000	—	(713)	2,287
Total investment securities available for sale	$2,931,630	54,116	(4,634)	2,981,112

(1) Amortized cost is adjusted for other-than-temporary impairment charges, which have been recognized in the consolidated statements of income.
At September 30, 2013 and December 31, 2012, investment securities with a fair value of $2.30 billion and $2.28 billion respectively, were pledged to secure certain deposits, securities sold under repurchase agreements, and payment network arrangements as required by law and contractual agreements.

Synovus has reviewed investment securities that are in an unrealized loss position as of September 30, 2013 and December 31, 2012 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in income. Synovus does not intend to sell any of these investment securities prior to the recovery of the unrealized loss, which may be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position.
Declines in the fair value of available for sale securities below their cost that are deemed to have OTTI are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Currently, unrealized losses on debt securities are attributable to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that unrealized losses represent OTTI. These factors include the length of time the security has been in a loss position, the extent that the fair value is below amortized cost, and the credit standing of the issuer. As of September 30, 2013 there were 66 securities in a loss position for less than twelve months and 3 securities in a loss position for more than 12 months.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012, are presented below.

	September 30, 2013
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$—	—	—	—	—	—
U.S. Government agency securities	14,905	175	—	—	14,905	175
Securities issued by U.S. Government sponsored enterprises	—	—	—	—	—	—
Mortgage-backed securities issued by U.S. Government agencies	123,551	2,260	—	—	123,551	2,260
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,393,981	22,855	—	—	1,393,981	22,855
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	231,994	5,971	—	—	231,994	5,971
State and municipal securities	—	—	39	2	39	2
Equity securities	—	—	—	—	—	—
Other investments	1,962	105	2,687	313	4,649	418
Total	$1,766,393	31,366	2,726	315	1,769,119	31,681

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$—	—	—	—	—	—
U.S. Government agency securities	—	—	—	—	—	—
Securities issued by U.S. Government sponsored enterprises	—	—	—	—	—	—
Mortgage-backed securities issued by U.S. Government agencies	3,314	8	2	—	3,316	8
Mortgage-backed securities issued by U.S. Government sponsored enterprises	286,452	2,229	—	—	286,452	2,229
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	42,036	325	168,906	1,357	210,942	1,682
State and municipal securities	—	—	35	2	35	2
Equity securities	—	—	—	—	—	—
Other investments	2,287	713	—	—	2,287	713
Total	$334,089	3,275	168,943	1,359	503,032	4,634

The amortized cost and fair value by contractual maturity of investment securities available for sale at September 30, 2013 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at September 30, 2013
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Amortized Cost
U.S. Treasury securities	$17,357	—	—	—	—	17,357
U.S. Government agency securities	114	9,157	24,222	—	—	33,493
Securities issued by U.S. Government sponsored enterprises	30,148	82,411	—	—	—	112,559
Mortgage-backed securities issued by U.S. Government agencies	56	105	693	207,369	—	208,223
Mortgage-backed securities issued by U.S. Government sponsored enterprises	889	4,732	2,003,593	391,152	—	2,400,366
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	153	366,904	—	367,057
State and municipal securities	2,309	3,893	289	2,866	—	9,357
Equity securities	—	—	—	—	4,120	4,120
Other investments	—	—	—	3,000	2,067	5,067
Total amortized cost	$50,873	100,298	2,028,950	971,291	6,187	3,157,599
Fair Value
U.S. Treasury securities	$17,357	—	—	—	—	17,357
U.S. Government agency securities	115	9,475	25,021	—	—	34,611
Securities issued by U.S. Government sponsored enterprises	30,876	83,249	—	—	—	114,125
Mortgage-backed securities issued by U.S. Government agencies	57	110	717	208,027	—	208,911
Mortgage-backed securities issued by U.S. Government sponsored enterprises	942	5,044	1,989,871	398,467	—	2,394,324
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	154	361,525	—	361,679
State and municipal securities	2,330	3,945	314	2,992	—	9,581
Equity securities	—	—	—	—	6,107	6,107
Other investments	—	—	—	2,687	1,962	4,649
Total fair value	$51,677	101,823	2,016,077	973,698	8,069	3,151,344

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale during the nine and three months ended September 30, 2013 and 2012 are presented below.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Proceeds from sales of investment securities available for sale	$403,792	909,485	56,406	176,780
Gross realized gains	3,185	31,359	1,150	6,656
Gross realized losses	(614)	(450)	(26)	—
Investment securities gains, net	$2,571	30,909	1,124	6,656

Note 4 - Restructuring Charges
For the nine and three months ended September 30, 2013 and 2012 total restructuring charges are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Severance charges	$7,311	2,488	701	1,456
Asset impairment charges	—	1,231	—	3
Gain on sale of assets held for sale, net	(55)	(452)	(30)	(288)
Professional fees and other charges	39	177	16	21
Total restructuring charges	$7,295	3,444	687	1,192

In January 2013, Synovus announced new efficiency initiatives to reduce expenses by approximately $30 million during 2013. The implementation of these initiatives is underway and on track to be completed during 2013. During the nine and three months ended September 30, 2013, Synovus recognized restructuring charges of $7.3 million and $687 thousand, respectively, related to these efficiency initiatives. During the nine and three months ended September 30, 2012, Synovus recognized $3.4 million and $1.2 million, respectively, in restructuring charges related to previously announced efficiency initiatives.
The liability for restructuring activities was $1.8 million at September 30, 2013 and consists primarily of future severance payments. Cash payments associated with this liability are expected to occur over the next three months.
Note 5 - Other Loans Held for Sale
Loans are transferred to other loans held for sale at fair value when Synovus makes the determination to sell specifically identified loans. The fair value of the loans is primarily determined by analyzing the underlying collateral of the loan and the anticipated market prices of similar assets less estimated costs to sell. At the time of transfer, if the fair value is less than the carrying amount, the difference is recorded as a charge-off against the ALL. Decreases in the fair value subsequent to the transfer, as well as gains/losses realized from sale of these loans, are recognized as (gains) losses on other loans held for sale, net as a component of non-interest expense on the consolidated statements of income. During the nine months ended September 30, 2013 and 2012, Synovus sold loans with carrying values of $117.8 million and $256.2 million, respectively.

Note 6 - Loans and Allowance for Loan Losses
Small business loans were previously reported as a component of retail loans. Effective September 30, 2013, small business loans are reported as a component of C&I loans. All prior periods presented have been reclassified to conform to the current presentation. As a result of reclassifying small business loans to C&I loans, there are now three loan classes within C&I loans.
The following is a summary of current, accruing past due, and non-accrual loans by portfolio class as of September 30, 2013 and December 31, 2012.

Current, Accruing Past Due, and Non-accrual Loans
	September 30, 2013
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$4,356,447	4,999	83	5,082	79,584	4,441,113
1-4 family properties	1,120,944	5,706	795	6,501	46,800	1,174,245
Land acquisition	575,439	1,785	—	1,785	152,911	730,135
Total commercial real estate	6,052,830	12,490	878	13,368	279,295	6,345,493
Commercial, financial and agricultural	5,335,434	14,012	1,071	15,083	64,907	5,415,424
Owner-occupied	3,754,611	15,347	132	15,479	41,559	3,811,649
Small business	579,360	6,143	399	6,542	5,475	591,377
Total commercial and industrial	9,669,405	35,502	1,602	37,104	111,941	9,818,450
Home equity lines	1,524,665	5,512	409	5,921	18,996	1,549,582
Consumer mortgages	1,426,542	17,124	293	17,417	38,902	1,482,861
Credit cards	250,581	1,690	1,534	3,224	—	253,805
Other retail	282,804	1,850	22	1,872	1,745	286,421
Total retail	3,484,592	26,176	2,258	28,434	59,643	3,572,669
Total loans	$19,206,827	74,168	4,738	78,906	450,879	19,736,612	(1)

	December 31, 2012
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$4,278,016	5,436	798	6,234	91,868	4,376,118
1-4 family properties	1,193,433	13,053	41	13,094	72,578	1,279,105
Land acquisition	599,034	3,422	298	3,720	191,475	794,229
Total commercial real estate	6,070,483	21,911	1,137	23,048	355,921	6,449,452
Commercial, financial and agricultural	5,204,972	15,742	845	16,587	79,575	5,301,134
Owner-occupied	3,739,149	17,784	61	17,845	43,386	3,800,380
Small business	505,526	4,935	338	5,273	5,550	516,349
Total commercial and industrial	9,449,647	38,461	1,244	39,705	128,511	9,617,863
Home equity lines	1,515,396	9,555	705	10,260	16,741	1,542,397
Consumer mortgages	1,348,506	22,502	1,288	23,790	39,265	1,411,561
Credit cards	258,698	2,450	2,413	4,863	—	263,561
Other retail	271,175	3,135	24	3,159	2,895	277,229
Total retail	3,393,775	37,642	4,430	42,072	58,901	3,494,748
Total loans	$18,913,905	98,014	6,811	104,825	543,333	19,562,063	(2)

(1)Total before net deferred fees and costs of $25.0 million.
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

In the following tables, retail loans and small business loans are classified as Pass except when they reach 90 days past due, or are downgraded to Substandard. Upon reaching 120 days past due, retail loans and small business loans are generally downgraded to Loss and charged off, in accordance with the FFIEC Uniform Retail Credit Classification and Account Management Policy. The risk grade classifications of retail loans secured by junior liens on 1-4 family residential properties also consider available information on the payment status of the associated senior lien with other financial institutions.

Loan Portfolio Credit Exposure by Risk Grade
	September 30, 2013
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$3,947,495	284,162	207,720	1,736	—		4,441,113
1-4 family properties	875,055	155,426	134,307	9,457	—		1,174,245
Land acquisition	416,598	122,005	188,851	2,681	—		730,135
Total commercial real estate	5,239,148	561,593	530,878	13,874	—		6,345,493
Commercial, financial and agricultural	4,909,574	264,771	227,454	13,532	93	(2)(3)	5,415,424
Owner-occupied	3,437,988	191,353	180,144	2,164	—		3,811,649
Small business	580,394	—	10,130	—	853	(2)(4)	591,377
Total commercial and industrial	8,927,956	456,124	417,728	15,696	946		9,818,450
Home equity lines	1,520,034	—	26,008	—	3,540	(2)(4)	1,549,582
Consumer mortgages	1,450,122	—	30,632	—	2,107	(2)(4)	1,482,861
Credit cards	252,270	—	657	—	878	(4)	253,805
Other retail	283,096	—	3,131	—	194	(2)(4)	286,421
Total retail	3,505,522	—	60,428	—	6,719		3,572,669
Total loans	$17,672,626	1,017,717	1,009,034	29,570	7,665		19,736,612	(5)

	December 31, 2012
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$3,659,102	463,532	253,484	—	—		4,376,118
1-4 family properties	903,213	197,148	176,672	1,953	119	(2)(3)	1,279,105
Land acquisition	416,822	143,685	227,761	5,961	—		794,229
Total commercial real estate	4,979,137	804,365	657,917	7,914	119	(2)(3)	6,449,452
Commercial, financial and agricultural	4,729,473	311,475	249,122	10,964	100	(2)(3)	5,301,134
Owner-occupied	3,339,576	261,116	198,833	855	—		3,800,380
Small business	504,503	—	10,563	—	1,283	(2)(4)	516,349
Total commercial and industrial	8,573,552	572,591	458,518	11,819	1,383		9,617,863
Home equity lines	1,511,729	—	29,094	—	1,574	(2)(4)	1,542,397
Consumer mortgages	1,372,957	—	38,023	—	581	(2)(4)	1,411,561
Credit cards	260,194	—	1,776	—	1,591	(4)	263,561
Other retail	271,619	—	5,379	—	231	(2)(4)	277,229
Total retail	3,416,499	—	74,272	—	3,977		3,494,748
Total loans	$16,969,188	1,376,956	1,190,707	19,733	5,479		19,562,063	(6)

(1) Includes $413.6 million and $518.1 million of non-accrual Substandard loans at September 30, 2013 and December 31, 2012, respectively.
(2) The loans within these risk grades are on non-accrual status.
(3) Amount was fully reserved and was charged-off in the subsequent quarter.
(4) Represent amounts that were 120 days past due. These credits are downgraded to the Loss category with an allowance for loan losses equal to the full loan amount and are charged off in the subsequent quarter.
(5)Total before net deferred fees and costs of $25.0 million.
(6)Total before net deferred fees and costs of $20.4 million.

The following table details the changes in the allowance for loan losses by loan segment for the nine months ended September 30, 2013 and 2012.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Nine Months Ended September 30, 2013
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$167,926	138,495	38,984	28,000	373,405
Charge-offs	(73,825)	(44,104)	(27,359)	—	(145,288)
Recoveries	11,861	17,266	5,834	—	34,961
Provision for loan losses	31,181	7,502	21,851	(5,000)	55,534
Ending balance	$137,143	119,159	39,310	23,000	318,612
Ending balance: individually evaluated for impairment	50,737	25,194	2,120	—	78,051
Ending balance: collectively evaluated for impairment	$86,406	93,965	37,190	23,000	240,561
Loans:
Ending balance: total loans(1)	$6,345,493	9,818,450	3,572,669	—	19,736,612
Ending balance: individually evaluated for impairment	568,222	260,670	53,061	—	881,953
Ending balance: collectively evaluated for impairment	$5,777,271	9,557,780	3,519,608	—	18,854,659

	As Of and For The Nine Months Ended September 30, 2012
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$249,094	187,409	51,993	47,998	536,494
Charge-offs	(169,557)	(118,571)	(38,880)	—	(327,008)
Recoveries	16,513	14,221	6,341	—	37,075
Provision for loan losses	104,463	60,999	28,379	(19,998)	173,843
Ending balance	$200,513	144,058	47,833	28,000	420,404
Ending balance: individually evaluated for impairment	55,400	32,086	707	—	88,193
Ending balance: collectively evaluated for impairment	$145,113	111,972	47,126	28,000	332,211
Loans:
Ending balance: total loans(2)	$6,739,134	9,485,908	3,523,876	—	19,748,918
Ending balance: individually evaluated for impairment	745,510	393,733	60,244	—	1,199,487
Ending balance: collectively evaluated for impairment	$5,993,624	9,092,175	3,463,632	—	18,549,431

(1)Total before net deferred fees and costs of $25.0 million.
(2)Total before net deferred fees and costs of $17.1 million.

The following table details the changes in the allowance for loan losses by loan segment for the three months ended September 30, 2013 and 2012.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Three Months Ended September 30, 2013
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$138,329	133,190	40,361	23,000	334,880
Charge-offs	(9,474)	(13,871)	(6,908)	—	(30,253)
Recoveries	2,766	2,152	2,306	—	7,224
Provision for loan losses	5,522	(2,312)	3,551	—	6,761
Ending balance	$137,143	119,159	39,310	23,000	318,612
Ending balance: individually evaluated for impairment	50,737	25,194	2,120	—	78,051
Ending balance: collectively evaluated for impairment	$86,406	93,965	37,190	23,000	240,561
Loans:
Ending balance: total loans(1)	$6,345,493	9,818,450	3,572,669	—	19,736,612
Ending balance: individually evaluated for impairment	568,222	260,670	53,061	—	881,953
Ending balance: collectively evaluated for impairment	$5,777,271	9,557,780	3,519,608	—	18,854,659

	As Of and For The Three Months Ended September 30, 2012
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$210,208	156,828	48,289	38,000	453,325
Charge-offs	(56,638)	(41,979)	(12,413)	—	(111,030)
Recoveries	5,902	6,502	2,133	—	14,537
Provision for loan losses	41,041	22,707	9,824	(10,000)	63,572
Ending balance	$200,513	144,058	47,833	28,000	420,404
Ending balance: individually evaluated for impairment	55,400	32,086	707	—	88,193
Ending balance: collectively evaluated for impairment	$145,113	111,972	47,126	28,000	332,211
Loans:
Ending balance: total loans(2)	$6,739,134	9,485,908	3,523,876	—	19,748,918
Ending balance: individually evaluated for impairment	745,510	393,733	60,244	—	1,199,487
Ending balance: collectively evaluated for impairment	$5,993,624	9,092,175	3,463,632	—	18,549,431

(1)Total before net deferred fees and costs of $25.0 million.
(2)Total before net deferred fees and costs of $17.1 million.

The tables below summarize impaired loans (including accruing TDRs) as of September 30, 2013 and December 31, 2012.

Impaired Loans (including accruing TDRs)
	September 30, 2013			Nine Months Ended September 30, 2013		Three Months Ended September 30, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$15,151	16,868	—	19,136	—	19,994	—
1-4 family properties	16,018	37,381	—	27,250	—	16,980	—
Land acquisition	33,903	83,679	—	43,792	—	33,129	—
Total commercial real estate	65,072	137,928	—	90,178	—	70,103	—
Commercial, financial and agricultural	13,197	22,440	—	16,076	—	14,769	—
Owner-occupied	24,502	32,546	—	21,776	—	23,243	—
Small business	—	—	—	—	—	—	—
Total commercial and industrial	37,699	54,986	—	37,852	—	38,012	—
Home equity lines	—	—	—	44	—	32	—
Consumer mortgages	1,196	2,751	—	1,575	—	1,196	—
Credit cards	—	—	—	—	—	—	—
Other retail	2	9	—	4	—	2	—
Total retail	1,198	2,760	—	1,623	—	1,230	—
Total impaired loans with no related allowance recorded	$103,969	195,674	—	129,653	—	109,345	—
With allowance recorded
Investment properties	$207,455	214,640	11,751	242,511	3,918	236,685	1,170
1-4 family properties	111,856	112,639	12,906	115,765	2,581	114,907	917
Land acquisition	183,839	203,094	26,080	192,070	2,220	188,283	726
Total commercial real estate	503,150	530,373	50,737	550,346	8,719	539,875	2,813
Commercial, financial and agricultural	118,025	119,481	17,255	131,033	2,675	120,859	913
Owner-occupied	100,341	101,081	7,649	110,868	2,765	110,892	857
Small business	4,605	4,605	290	3,621	102	3,740	44
Total commercial and industrial	222,971	225,167	25,194	245,522	5,542	235,491	1,814
Home equity lines	2,772	2,772	167	6,492	144	4,320	32
Consumer mortgages	38,203	38,203	1,868	49,731	1,457	46,595	512
Credit cards	—	—	—	—	—	—	—
Other retail	10,888	10,888	85	4,993	194	6,106	66
Total retail	51,863	51,863	2,120	61,216	1,795	57,021	610
Total impaired loans with allowance recorded	$777,984	807,403	78,051	857,084	16,056	832,387	5,237
Total impaired loans
Investment properties	$222,606	231,508	11,751	261,647	3,918	256,679	1,170
1-4 family properties	127,874	150,020	12,906	143,015	2,581	131,887	917
Land acquisition	217,742	286,773	26,080	235,862	2,220	221,412	726
Total commercial real estate	568,222	668,301	50,737	640,524	8,719	609,978	2,813
Commercial, financial and agricultural	131,222	141,921	17,255	147,109	2,675	135,628	913
Owner-occupied	124,843	133,627	7,649	132,644	2,765	134,135	857
Small business	4,605	4,605	290	3,621	102	3,740	44
Total commercial and industrial	260,670	280,153	25,194	283,374	5,542	273,503	1,814
Home equity lines	2,772	2,772	167	6,536	144	4,352	32
Consumer mortgages	39,399	40,954	1,868	51,306	1,457	47,791	512
Credit cards	—	—	—	—	—	—	—
Other retail	10,890	10,897	85	4,997	194	6,108	66
Total retail	53,061	54,623	2,120	62,839	1,795	58,251	610
Total impaired loans	$881,953	1,003,077	78,051	986,737	16,056	941,732	5,237

Impaired Loans (including accruing TDRs)
	December 31, 2012			Year Ended December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$10,939	14,130	—	42,947	—
1-4 family properties	40,793	117,869	—	97,434	—
Land acquisition	59,697	125,023	—	158,015	—
Total commercial real estate	111,429	257,022	—	298,396	—
Commercial, financial and agricultural	18,618	34,753	—	40,947	—
Owner-occupied	12,563	16,680	—	27,763	—
Small business	—	—	—	—	—
Total commercial and industrial	31,181	51,433	—	68,710	—
Home equity lines	51	51	—	2,811	—
Consumer mortgages	1,247	2,263	—	3,706	—
Credit cards	—	—	—	—	—
Other retail	7	15	—	127	—
Total retail	1,305	2,329	—	6,644	—
Total impaired loans with no related allowance recorded	$143,915	310,784	—	373,750	—
With allowance recorded
Investment properties	$253,851	254,339	20,209	230,848	6,144
1-4 family properties	114,207	117,505	11,414	141,529	4,347
Land acquisition	205,591	205,601	27,325	97,173	2,018
Total commercial real estate	573,649	577,445	58,948	469,550	12,509
Commercial, financial and agricultural	161,711	163,472	17,186	164,905	3,974
Owner-occupied	117,651	126,106	7,308	134,960	4,602
Small business	3,333	3,333	184	1,950	76
Total commercial and industrial	282,695	292,911	24,678	301,815	8,652
Home equity lines	8,696	8,696	195	7,071	237
Consumer mortgages	50,261	50,261	880	38,912	1,300
Credit cards	—	—	—	—	—
Other retail	3,304	3,304	74	2,543	167
Total retail	62,261	62,261	1,149	48,526	1,704
Total impaired loans with allowance recorded	$918,605	932,617	84,775	819,891	22,865
Total impaired loans
Investment properties	$264,790	268,469	20,209	273,795	6,144
1-4 family properties	155,000	235,374	11,414	238,963	4,347
Land acquisition	265,288	330,624	27,325	255,188	2,018
Total commercial real estate	685,078	834,467	58,948	767,946	12,509
Commercial, financial and agricultural	180,329	198,225	17,186	205,852	3,974
Owner-occupied	130,214	142,786	7,308	162,723	4,602
Small business	3,333	3,333	184	1,950	76
Total commercial and industrial	313,876	344,344	24,678	370,525	8,652
Home equity lines	8,747	8,747	195	9,882	237
Consumer mortgages	51,508	52,524	880	42,618	1,300
Credit cards	—	—	—	—	—
Other retail	3,311	3,319	74	2,670	167
Total retail	63,566	64,590	1,149	55,170	1,704
Total impaired loans	$1,062,520	1,243,401	84,775	1,193,641	22,865

The average recorded investment in impaired loans was $986.7 million and $941.7 million for the nine and three months ended September 30, 2013, respectively. Excluding accruing TDRs, there was no interest income recognized for the investment in impaired loans for the nine months ended September 30, 2013. Interest income recognized for accruing TDRs was $16.1 million for the nine months ended September 30, 2013. At September 30, 2013, and 2012, all impaired loans other than $574.2 million and $698.8 million, respectively, of accruing TDRs, were on non-accrual status.
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
The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the nine and three months ended September 30, 2013 and 2012, respectively, that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Nine Months Ended September 30, 2013
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	44	$—	121,263	4,372	125,635
1-4 family properties	99	424	28,863	8,629	37,916
Land acquisition	26	74	113,627	9,763	123,464
Total commercial real estate	169	498	263,753	22,764	287,015
Commercial, financial and agricultural	64	183	20,946	11,067	32,196
Owner-occupied	36	—	21,116	21,818	42,934
Small business	36	—	1,109	2,725	3,834
Total commercial and industrial	136	183	43,171	35,610	78,964
Home equity lines	1	—	—	80	80
Consumer mortgages	123	—	10,230	4,004	14,234
Credit cards	—	—	—	—	—
Other retail	56	—	879	1,424	2,303
Total retail	180	—	11,109	5,508	16,617
Total TDRs	485	$681	318,033	63,882	382,596	(1)

	Three Months Ended September 30, 2013
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	13	$—	74,111	—	74,111
1-4 family properties	41	—	4,832	2,133	6,965
Land acquisition	10	—	108,295	2,532	110,827
Total commercial real estate	64	—	187,238	4,665	191,903
Commercial, financial and agricultural	9	—	3,039	2,078	5,117
Owner-occupied	7	—	5,496	7,482	12,978
Small business	12	—	192	1,117	1,309
Total commercial and industrial	28	—	8,727	10,677	19,404
Home equity lines	—	—	—	—	—
Consumer mortgages	39	—	3,106	966	4,072
Credit cards	—	—	—	—	—
Other retail	18	—	419	396	815
Total retail	57	—	3,525	1,362	4,887
Total TDRs	149	$—	199,490	16,704	216,194	(2)

(1) Net charge-offs of $199 thousand were recorded during the nine months ended September 30, 2013 upon restructuring of these loans.
(2) Net charge-offs of $146 thousand were recorded during the three months ended September 30, 2013 upon restructuring of these loans.

TDRs by Concession Type
	Nine Months Ended September 30, 2012
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	60	$77	63,727	46,044	109,848
1-4 family properties	113	404	55,301	12,063	67,768
Land acquisition	67	—	35,560	20,074	55,634
Total commercial real estate	240	481	154,588	78,181	233,250
Commercial, financial and agricultural	101	35,058	41,803	24,485	101,346
Owner-occupied	51	—	29,572	6,201	35,773
Small business	28	—	802	2,201	3,003
Total commercial and industrial	180	35,058	72,177	32,887	140,122
Home equity lines	3	—	330	34	364
Consumer mortgages	260	—	6,674	20,285	26,959
Credit cards	—	—	—	—	—
Other retail	52	—	566	2,524	3,090
Total retail	315	—	7,570	22,843	30,413
Total TDRs	735	$35,539	234,335	133,911	403,785	(1)

	Three Months Ended September 30, 2012
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	20	$77	22,468	2,211	24,756
1-4 family properties	53	404	19,603	8,266	28,273
Land acquisition	29	—	13,504	4,801	18,305
Total commercial real estate	102	481	55,575	15,278	71,334
Commercial, financial and agricultural	30	35,058	12,149	5,636	52,843
Owner-occupied	16	—	8,890	2,708	11,598
Small business	14	—	483	1,155	1,638
Total commercial and industrial	60	35,058	21,522	9,499	66,079
Home equity lines	—	—	—	—	—
Consumer mortgages	62	—	754	5,655	6,409
Credit cards	—	—	—	—	—
Other retail	16	—	74	623	697
Total retail	78	—	828	6,278	7,106
Total TDRs	240	$35,539	77,925	31,055	144,519	(2)

(1) Net charge-offs of approximately $16 million were recorded during the nine months ended September 30, 2012 upon restructuring of these loans.
(2) Net charge-offs of approximately $14 million were recorded during the three months ended September 30, 2012 upon restructuring of these loans.

The following table presents TDRs that defaulted in the periods indicated and which were modified or renewed in a TDR within 12 months of the default date.

Troubled Debt Restructurings Entered Into That Subsequently Defaulted(1) During
	Nine Months Ended September 30, 2013		Three Months Ended September 30, 2013
(in thousands, except contract data)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Investment properties	2	$4,519	—	$—
1-4 family properties	9	12,374	1	1,620
Land acquisition	1	126	—	—
Total commercial real estate	12	17,019	1	1,620
Commercial, financial and agricultural	2	389	—	—
Owner-occupied	2	924	—	—
Small business	1	20	—	—
Total commercial and industrial	5	1,333	—	—
Home equity lines	1	98	1	98
Consumer mortgages	15	1,195	2	217
Credit cards	—	—	—	—
Other retail	1	195	—	—
Total retail	17	1,488	3	315
Total TDRs	34	$19,840	4	$1,935

(1) Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments.

Troubled Debt Restructurings Entered Into That Subsequently Defaulted(1) During
	Nine Months Ended September 30, 2012(2)		Three Months Ended September 30, 2012(2)
(in thousands, except contract data)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Investment properties	8	$7,418	5	$3,866
1-4 family properties	12	8,098	7	5,395
Land acquisition	10	9,925	5	5,273
Total commercial real estate	30	25,441	17	14,534
Commercial, financial and agricultural	6	2,973	0	—
Owner-occupied	7	4,968	4	2,498
Small business	3	322	3	322
Total commercial and industrial	16	8,263	7	2,820
Home equity lines	—	—	—	—
Consumer mortgages	9	2,788	6	1,309
Credit cards	—	—	—	—
Other retail	2	53	2	53
Total retail	11	2,841	8	1,362
Total TDRs	57	$36,545	32	$18,716

(1) Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments.
(2) Amounts related to loans modified or renewed into TDRs within 12 months of the default date that subsequently defaulted during the nine and three months ended September 30, 2012 were previously disclosed as 57 contracts with recorded investment totaling $60.1 million and 18 contracts with recorded investment totaling $11.2 million, respectively. These amounts were revised in the table above due to a re-evaluation of the defaulted status of certain loans during these periods.
If, at the time a loan was designated as a TDR, the loan was not already impaired, the measurement of impairment that resulted from the TDR designation changes from a general pool-level reserve to a specific loan measurement of impairment in accordance with ASC 310-10-35. Generally, the change in the allowance for loan losses resulting from such TDR designation is not significant. At September 30, 2013, the allowance for loan losses allocated to accruing TDRs totaling $574.2 million was $37.4 million compared to accruing TDRs of $673.4 million with an allocated allowance for loan losses of $41.4 million at December 31, 2012. Non-accrual, non-homogeneous loans (commercial-type impaired loans greater than $1 million) that are designated as TDRs, are individually measured for the amount of impairment, if any, both before and after the TDR designation.

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
The carrying value of ORE was $126.6 million and $150.3 million at September 30, 2013 and December 31, 2012, respectively. During the nine months ended September 30, 2013 and 2012, $76.1 million and $122.1 million, respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value. During the nine months ended September 30, 2013 and 2012, Synovus recognized foreclosed real estate expense, net, of $28.8 million and $55.7 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and net realized losses resulting from sales transactions totaling $22.7 million and $42.7 million for the nine months ended September 30, 2013 and 2012, respectively, and $8.4 million and $8.8 million for the three months ended September 30, 2013 and 2012, respectively.

Note 8 - Other Comprehensive Income
The following table illustrates activity within the balances in accumulated other comprehensive income (loss) by component, and is shown for the nine and three months ended September 30, 2013 and 2012.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Amortization of post-retirement unfunded health benefit	Total
Beginning balance as of December 31, 2012	$(13,373)	17,111	363	4,101
Other comprehensive income (loss) before reclassifications	—	(32,698)	519	(32,179)
Amounts reclassified from accumulated other comprehensive income (loss)	205	(1,581)	(60)	(1,436)
Net current period other comprehensive income (loss)	205	(34,279)	459	(33,615)
Ending balance as of September 30, 2013	$(13,168)	(17,168)	822	(29,514)

Beginning balance as of July 1, 2013	$(13,237)	(20,689)	866	(33,060)
Other comprehensive income (loss) before reclassifications	—	4,212	—	4,212
Amounts reclassified from accumulated other comprehensive income (loss)	69	(691)	(44)	(666)
Net current period other comprehensive income (loss)	69	3,521	(44)	3,546
Ending balance as of September 30, 2013	$(13,168)	(17,168)	822	(29,514)

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Amortization of post-retirement unfunded health benefit	Total
Beginning balance as of December 31, 2011	$(12,524)	33,617	—	21,093
Other comprehensive income (loss) before reclassifications	(778)	14,948	654	14,824
Amounts reclassified from accumulated other comprehensive income (loss)	(714)	(19,009)	(38)	(19,761)
Net current period other comprehensive income (loss)	(1,492)	(4,061)	616	(4,937)
Ending balance as of September 30, 2012	$(14,016)	29,556	616	16,156

Beginning balance as of July 1, 2012	$(14,079)	20,440	642	7,003
Other comprehensive income (loss) before reclassifications	33	(4,093)	(10)	(4,070)
Amounts reclassified from accumulated other comprehensive income (loss)	30	13,209	(16)	13,223
Net current period other comprehensive income (loss)	63	9,116	(26)	9,153
Ending balance as of September 30, 2012	$(14,016)	29,556	616	16,156

In accordance with ASC 740-20-45-11(b), a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss). Thus, during the years 2010 and 2011, Synovus recorded a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income directly to other comprehensive income (loss) by applying the portfolio approach for allocation of the valuation allowance. Synovus has consistently applied the portfolio approach which treats derivative instruments, equity securities, and debt securities as a single portfolio. As of September 30, 2013, the ending balance in net unrealized gains (losses) on cash flow hedges and net unrealized gains (losses) on investment securities available for sale includes unrealized losses of $12.1 million and $13.3 million, respectively, related to the residual tax effects remaining in OCI due to the previously established deferred tax asset valuation allowance. Under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.
The following table illustrates activity within the reclassifications out of accumulated other comprehensive income (loss), for the nine and three months ended September 30, 2013.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2013
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred gains (losses)	$(336)	Interest expense
	131	Income tax (expense) benefit
	$(205)	Reclassifications, net of income taxes
Net unrealized gains (losses) on investment securities available for sale:
Realized gain on sale of securities	$2,571	Investment securities gains, net
	(990)	Income tax (expense) benefit
	$1,581	Reclassifications, net of income taxes
Amortization of post-retirement unfunded health benefit:
Amortization of actuarial gains (losses)	$98	Salaries and other personnel expense
	(38)	Income tax (expense) benefit
	$60	Reclassifications, net of income taxes

For the Three Months Ended September 30, 2013
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred gains (losses)	$(112)	Interest expense
	43	Income tax (expense) benefit
	$(69)	Reclassifications, net of income taxes
Net unrealized gains (losses) on investment securities available for sale:
Realized gain on sale of securities	$1,124	Investment securities gains, net
	(433)	Income tax (expense) benefit
	$691	Reclassifications, net of income taxes
Amortization of post-retirement unfunded health benefit:
Amortization of actuarial gains (losses)	$72	Salaries and other personnel expense
	(28)	Income tax (expense) benefit
	$44	Reclassifications, net of income taxes

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
Trading Account Assets and Investment Securities Available-for-Sale
The fair values of trading securities and investment securities available for sale are primarily based on actively traded markets where prices are based on either quoted market prices or observed transactions. Management employs independent third-party pricing services to provide fair value estimates for Synovus' investment securities available for sale and trading securities. Fair values for fixed income investment securities are typically determined based upon quoted market prices, broker/dealer quotations for identical or similar securities, and/or inputs that are observable in the market, either directly or indirectly, for substantially similar securities. Level 1 securities are typically exchange quoted prices and include financial instruments such as U.S. Treasury securities, equity securities, and mutual fund investments. Level 2 securities are typically matrix priced by the third-party pricing service to calculate the fair value. Such fair value measurements consider observable data such as relevant broker/dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. The types of securities classified as Level 2 within the valuation hierarchy primarily consist of collateralized mortgage obligations, mortgage-backed securities, debt securities of U.S. Government-sponsored enterprises and agencies, corporate debt, and state and municipal securities.
When there is limited activity or less transparency around inputs to valuation, Synovus develops valuations based on assumptions that are not readily observable in the marketplace; these securities are classified as Level 3 within the valuation hierarchy. The majority of the balance of Level 3 investment securities available for sale consists primarily of trust preferred securities issued by financial institutions. Synovus also carries non-marketable common equity securities within this category. Synovus accounts for the non-marketable common equity securities in accordance with ASC 325-20, which requires these investments to be carried at cost. To determine the fair value of the trust preferred securities, management uses a measurement technique to reflect one that utilizes credit spreads and/or credit indices available from a third-party pricing service.  In addition, for each trust preferred security, management projects non-credit adjusted cash flows, and discounts those cash flows to net present value incorporating a relevant credit spread in the discount rate.  Other inputs to calculating fair value include potential discounts for lack of marketability.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, according to the valuation hierarchy included in ASC 820-10. For equity and debt securities, class was determined based on the nature and risks of the investments.

	September 30, 2013
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	11,031	—	11,031
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	2,689	—	2,689
State and municipal securities	—	385	—	385
All other residential mortgage-backed securities	—	1,001	—	1,001
Other investments	—	2,257	—	2,257
Total trading securities	$—	17,363	—	17,363
Mortgage loans held for sale	—	61,232	—	61,232
Investment securities available for sale:
U.S. Treasury securities	17,357	—	—	17,357
U.S. Government agency securities	—	34,611	—	34,611
Securities issued by U.S. Government sponsored enterprises	—	114,125	—	114,125
Mortgage-backed securities issued by U.S. Government agencies	—	208,911	—	208,911
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,394,324	—	2,394,324
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	361,679	—	361,679
State and municipal securities	—	9,581	—	9,581
Equity securities	5,215	—	892	6,107
Other investments(1)	1,962	—	2,687	4,649
Total investment securities available for sale	$24,534	3,123,231	3,579	3,151,344
Private equity investments	—	1,564	29,852	31,416
Mutual funds held in Rabbi Trusts	10,636	—	—	10,636
Derivative assets:
Interest rate contracts	—	41,365	—	41,365
Mortgage derivatives(2)	—	2,111	—	2,111
Total derivative assets	$—	43,476	—	43,476
Liabilities
Trading account liabilities	—	13,497	—	13,497
Salary stock units	1,237	—	—	1,237
Derivative liabilities:
Interest rate contracts	—	42,345	—	42,345
Mortgage derivatives(2)	—	1,707	—	1,707
Visa derivative	—	—	2,505	2,505
Total derivative liabilities	$—	44,052	2,505	46,557

	December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	2,171	—	2,171
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	4,875	—	4,875
State and municipal securities	—	451	—	451
All other residential mortgage-backed securities	—	1,159	—	1,159
Other investments	—	2,446	—	2,446
Total trading securities	$—	11,102	—	11,102
Mortgage loans held for sale	—	212,663	—	212,663
Investment securities available for sale:
U.S. Treasury securities	356	—	—	356
U.S. Government agency securities	—	38,046	—	38,046
Securities issued by U.S. Government sponsored enterprises	—	293,310	—	293,310
Mortgage-backed securities issued by U.S. Government agencies	—	245,593	—	245,593
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	1,867,493	—	1,867,493
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	514,489	—	514,489
State and municipal securities	—	15,798	—	15,798
Equity securities	2,849	—	891	3,740
Other investments(1)	—	—	2,287	2,287
Total investment securities available for sale	$3,205	2,974,729	3,178	2,981,112
Private equity investments	—	1,168	30,708	31,876
Mutual funds held in Rabbi Trusts	10,001	—	—	10,001
Derivative assets:
Interest rate contracts	—	61,869	—	61,869
Mortgage derivatives(2)	—	2,793	—	2,793
Total derivative assets	$—	64,662	—	64,662
Liabilities
Trading account liabilities	—	91	—	91
Salary stock units	1,888	—	—	1,888
Derivative liabilities:
Interest rate contracts	—	62,912	—	62,912
Mortgage derivatives(2)	—	525	—	525
Visa derivative	—	—	2,956	2,956
Total derivative liabilities	$—	63,437	2,956	66,393

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

Net Gains (Losses) from Fair Value Changes
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Mortgage loans held for sale	$(3,838)	4,079	4,092	4,271

Mortgage Loans Held for Sale
(in thousands)	As of September 30, 2013	As of December 31, 2012
Fair value	$61,232	212,663
Unpaid principal balance	59,064	206,657
Fair value less aggregate unpaid principal balance	$2,168	6,006

Changes in Level 3 Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs (Level 3) in determining the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy. The table below includes a roll-forward of the amounts on the consolidated balance sheet for the nine months ended September 30, 2013 and 2012 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis. Transfers between fair value levels are recognized at the end of the reporting period in which the associated changes in inputs occur. During the first nine months of 2013, Synovus did not have any material transfers between levels in the fair value hierarchy.

	Nine Months Ended September 30,
	2013			2012
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Contracts, Net	Investment Securities Available for Sale	Private Equity Investments		Other Derivative Contracts, Net
Beginning balance, January 1,	$3,178	30,708	(2,956)	6,842	21,418		(7,242)
Total gains (losses) realized/unrealized:
Included in earnings(1)	—	(856)	(801)	(450)	6,428		(5,546)
Unrealized gains (losses) included in other comprehensive income	401	—	—	(710)	—		—
Purchases	—	—	—	—	1,057	(2)	—
Sales	—	—	—	—	—		—
Issuances	—	—	—	—	—		—
Settlements	—	—	1,252	(1,000)	—		12,044
Amortization of discount/premium	—	—	—	—	—		—
Transfers in and/or out of Level 3	—	—	—	(501)	—		(1,851)
Ending balance, September 30,	$3,579	29,852	(2,505)	4,181	28,903		(2,595)
The amount of total net gains (losses) for the nine months included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30,	$—	(856)	(801)	(450)	6,428		(5,546)

	Three Months Ended September 30,
	2013			2012
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Contracts, Net	Investment Securities Available for Sale	Private Equity Investments		Other Derivative Contracts, Net
Beginning balance, July 1,	$3,454	29,568	(2,977)	5,103	29,847		(3,050)
Total gains (losses) realized/unrealized:
Included in earnings(1)	—	284	—	—	(944)		(833)
Unrealized gains (losses) included in other comprehensive income	125	—	—	78	—		—
Purchases	—	—	—	—	—		—
Sales	—	—	—	—	—		—
Issuances	—	—	—	—	—		—
Settlements	—	—	472	(1,000)	—		1,288
Amortization of discount/premium	—	—	—	—	—		—
Transfers in and/or out of Level 3	—	—	—	—	—		—
Ending balance, September 30,	$3,579	29,852	(2,505)	4,181	28,903		(2,595)
The amount of total net gains (losses) for the three months included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30,	$—	284	—	—	(944)		(833)

(1) Included in earnings as a component of other non-interest income (expense).
(2) Represents additional capital contributed to a private equity investment fund for capital calls. There are no such calls outstanding as of September 30, 2013.

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

	September 30, 2013				December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Impaired loans(1)	$—	—	252,381	252,381	—	—	80,299	80,299
Other loans held for sale	—	—	4,425	4,425	—	—	7,420	7,420
Other real estate	—	—	17,279	17,279	—	—	79,293	79,293
Other assets held for sale	$—	—	990	990	—	—	5,804	5,804

(1) Represents impaired loans that are collateral-dependent.
The following table presents fair value adjustments recognized for the nine and three months ended September 30, 2013 and 2012 for the assets measured at fair value on a non-recurring basis.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Impaired loans(1)	$27,624	89,522	4,630	38,273
Other loans held for sale	2,844	1,660	2,833	372
Other real estate	5,919	25,560	402	5,635
Other assets held for sale	$246	1,405	76	60

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

September 30, 2013
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a recurring basis

Investment Securities Available for Sale
Equity securities	$892	Individual analysis of each investment	Multiple data points, including, but not limited to evaluation of past and projected business performance	N/A(4)

Other investments:

Trust preferred securities	2,687	Discounted cash flow	Credit spread embedded in discount rate	400-450 bps (429 bps)
			Discount for lack of liquidity(2)	0%-10% (0%)

Private equity investments	29,852	Individual analysis of each investee company
Multiple factors, including but not limited to, current operations, financial conditions, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies (2)
				N/A(4)

Visa derivative liability	$2,505	Probability model	Probability-weighted potential outcomes of the Covered Litigation, and fees payable to the counterparty, through the estimated term of the contract	$400 thousand to $2.5 million ($2.5 million)

September 30, 2013
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans	$252,381	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0% - 59% (21%) 0% - 10% (7%)

Other loans held for sale	4,425	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0% - 5% (2.5%) 0% - 10% (7%)

Other real estate	17,279	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	2.5% - 5.0% (3.5%) 0% - 10% (7%)

Other assets held for sale	$990	Third party appraised value of collateral less estimated selling costs or BOV	Discount to appraised value (3) Estimated selling costs	7.5% - 29% (18%) 0% - 10% (7%)
(1) The range represents management's best estimate of the high and low of the value that would be assigned to a particular input. The weighted average is the measure of central tendencies; it is the value that management is using for the asset or liability.
(2) Represents management's estimate of discount that market participants would require based on the instrument's lack of liquidity.
(3) Synovus also makes adjustments to the values of the assets listed above for various reasons, including age of the appraisal, information known by management about the property, such as occupancy rates, changes to the physical conditions of the property, and other factors.
(4) The range has not been disclosed due to the wide range of possible values given the methodology used.

December 31, 2012
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a recurring basis

Investment Securities Available for Sale:
Equity securities	$891	Individual analysis of each investment	Multiple data points, including, but not limited to evaluation of past and projected business performance	N/A(4)

Other investments:

Trust preferred securities	2,287	Discounted cash flow analysis	Credit spread embedded in discount rate	425-650 bps (571 bps)
			Discount for lack of liquidity(2)	0%-10% (0%)

Private equity investments	30,708	Individual analysis of each investee company
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

(1) The range represents management's best estimate of the high and low of the value that would be assigned to a particular input. The weighted average is the measure of central tendencies; it is the value that management is using for the asset or liability.
(2) Represents management's estimate of discount that market participants would require based on the instrument's lack of liquidity.
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
Investment Securities Available for Sale
The significant unobservable inputs used in the fair value measurement of the corporate obligations in Level 3 assets are the credit spread embedded in the discount rate and the discount for lack of liquidity. Generally, a change in one or more assumptions, and the degree or sensitivity of the change used, can have a meaningful impact on fair value. With regard to the trust preferred securities in Level 3 assets, raising the credit spread, and raising the discount for lack of liquidity assumptions will result in a lower fair value measurement.
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
Fair Value of Financial Instruments
The following table presents the carrying and fair values of financial instruments at September 30, 2013 and December 31, 2012. The fair value represents management’s best estimates based on a range of methodologies and assumptions. For financial instruments that are not recorded at fair value on the balance sheet, such as loans, interest bearing deposits (including brokered deposits), and long-term debt, the figures given in the notes should not be taken as an estimate of the amount that would be realized if all such financial instruments were to be settled immediately.
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
The carrying and estimated fair values of financial instruments, as well as the level within the fair value hierarchy, as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013
(in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$514,694	514,694	514,694	—	—
Interest bearing funds with Federal Reserve Bank	966,435	966,435	966,435	—	—
Interest earning deposits with banks	14,060	14,060	14,060	—	—
Federal funds sold and securities purchased under resale agreements	80,177	80,177	80,177	—	—
Trading account assets	17,363	17,363	—	17,363	—
Mortgage loans held for sale	61,232	61,232	—	61,232	—
Other loans held for sale	9,351	9,351	—	—	9,351
Investment securities available for sale	3,151,344	3,151,344	24,534	3,123,231	3,579
Private equity investments	31,416	31,416	—	1,564	29,852
Mutual funds held in Rabbi Trusts	10,636	10,636	10,636	—	—
Loans, net of deferred fees and costs	19,711,610	19,474,694	—	—	19,474,694
Derivative assets	43,476	43,476	—	43,476	—
Financial liabilities
Trading account liabilities	13,497	13,497	—	13,497	—
Non-interest bearing deposits	5,358,659	5,358,659	—	5,358,659	—
Interest bearing deposits	15,615,197	15,623,902	—	15,623,902	—
Federal funds purchased, other short-term borrowings and other short-term liabilities	194,613	194,613	194,613	—	—
Salary stock units	1,237	1,237	1,237	—	—
Long-term debt	1,885,057	1,953,558	—	1,953,558	—
Derivative liabilities	$46,557	46,557	—	44,052	2,505

	December 31, 2012
(in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$614,630	614,630	614,630	—	—
Interest bearing funds with Federal Reserve Bank	1,498,390	1,498,390	1,498,390	—	—
Interest earning deposits with banks	23,442	23,442	23,442	—	—
Federal funds sold and securities purchased under resale agreements	113,517	113,517	113,517	—	—
Trading account assets	11,102	11,102	—	11,102	—
Mortgage loans held for sale	212,663	212,663	—	212,663	—
Other loans held for sale	10,690	10,690	—	—	10,690
Investment securities available for sale	2,981,112	2,981,112	3,205	2,974,729	3,178
Private equity investments	31,876	31,876	—	1,168	30,708
Mutual funds held in Rabbi Trusts	10,001	10,001	10,001	—	—
Loans, net	19,541,690	19,254,199	—	—	19,254,199
Derivative assets	64,662	64,662	—	64,662	—
Financial liabilities
Trading account liabilities	91	91	—	91	—
Non-interest bearing deposits	5,665,527	5,665,527	—	5,665,527	—
Interest bearing deposits	15,391,517	15,415,160	—	15,415,160	—
Federal funds purchased other short-term borrowings, and other short-term liabilities	201,243	201,243	201,243	—	—
Salary stock units	1,888	1,888	1,888	—	—
Long-term debt	1,726,455	1,784,223	—	1,784,223	—
Derivative liabilities	$66,393	66,393	—	63,437	2,956

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
From time to time, Synovus utilizes interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges, as discussed below. As of September 30, 2013 and December 31, 2012, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk.
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
Cash Flow Hedges
Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of income as a component of other non-interest income. As of September 30, 2013, there were no cash flow hedges outstanding, and therefore, no cumulative ineffectiveness.
Synovus expects to reclassify from accumulated other comprehensive income $447 thousand of interest expense during the next twelve months as amortization of deferred losses are recorded.
Synovus did not terminate any cash flow hedges during 2013 or 2012. The remaining unamortized deferred net loss balance of all previously terminated cash flow hedges at September 30, 2013 and December 31, 2012 was $(1.7) million and $(2.0) million, respectively.
Fair Value Hedges
Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair value of various fixed rate liabilities due to changes in the benchmark interest rate, LIBOR. Synovus calculates effectiveness of the fair value hedges quarterly using regression analysis. As of September 30, 2013, there were no fair value hedges outstanding, and therefore, no cumulative ineffectiveness. Ineffectiveness from fair value hedges is recognized in the consolidated statements of income as a component of other non-interest income.
Synovus did not terminate any fair value hedges during 2013 or 2012. The remaining unamortized deferred net gain balance of all previously terminated fair value hedges at September 30, 2013 and December 31, 2012 was $11.5 million and $13.9 million, respectively.
Customer Related Derivative Positions
Synovus enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. Synovus mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on Synovus' consolidated balance sheet. Fair value changes are recorded in non-interest income in Synovus' consolidated statements of income. As of September 30, 2013, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.11 billion, a decrease of $32.7 million compared to December 31, 2012.
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
At September 30, 2013 and December 31, 2012, Synovus had commitments to fund at a locked interest rate, primarily fixed-rate mortgage loans to customers in the amount of $89.9 million and $158.0 million, respectively. The fair value of these commitments resulted in a gain (loss) of $(0.7) million and $2.8 million for the nine months ended September 30, 2013 and 2012, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of income.
At September 30, 2013 and December 31, 2012, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $93.0 million and $231.5 million, respectively. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding rate lock commitments, which guarantee a certain interest rate if the loan is ultimately funded or granted by Synovus as a mortgage loan held for sale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans resulted in a loss of $(1.2) million and $(2.0) million for the nine months ended September 30, 2013 and 2012, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of income.
Collateral Contingencies
Certain derivative instruments contain provisions that require Synovus to maintain an investment grade credit rating from each of the major credit rating agencies. When Synovus’ credit rating falls below investment grade, these provisions allow the counterparties of the derivative instrument to demand immediate and ongoing full collateralization on derivative instruments in net liability positions and, for certain counterparties, request immediate termination. As Synovus’ current rating is below investment grade, Synovus is required to post collateral, as required by each agreement, against these positions. Additionally, as of June 10, 2013, the CCC became mandatory for certain trades as required under the Dodd-Frank Act. These derivative transactions also carry collateral requirements, both at the inception of the trade, and as the value of each derivative position changes. As trades are migrated to the CCC, dealer counterparty exposure will be reduced, and higher notional amounts of Synovus' derivative instruments will be housed at the CCC, a highly regulated and well-capitalized entity. As of September 30, 2013, collateral totaling $76.6 million consisting of Federal funds sold was pledged to the derivative counterparties, including $1.2 million with the CCC, to comply with collateral requirements.

The impact of derivative instruments on the consolidated balance sheets at September 30, 2013 and December 31, 2012 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
(in thousands)	Location on Consolidated Balance Sheet	September 30, 2013	December 31, 2012	Location on Consolidated Balance Sheet	September 30, 2013	December 31, 2012
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$41,365	61,869	Other liabilities	$42,345	62,912
Mortgage derivatives	Other assets	2,111	2,793	Other liabilities	1,707	525
Visa derivative		—	—	Other liabilities	2,505	2,956
Total derivatives not designated as hedging instruments		$43,476	64,662		$46,557	66,393

The pre-tax effect of the amortization of the termination of cash flow hedges on the consolidated statements of income for the nine months ended September 30, 2013 and 2012 are presented below.

	Gain (Loss) Recognized in OCI Effective Portion		Location of Gain (Loss) Reclassified from OCI into Income Effective Portion	Gain (Loss) Reclassified from OCI into Income Effective Portion
	Nine Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2013	2012		2013	2012
Interest rate contracts	$—	(337)	Interest expense	336	(1,155)

The pre-tax effect of the amortization of the termination of cash flow hedges on the consolidated statements of income for the three months ended September 30, 2013 and 2012 are presented below.

	Gain (Loss) Recognized in OCI Effective Portion		Location of Gain (Loss) Reclassified from OCI into Income Effective Portion	Gain (Loss) Reclassified from OCI into Income Effective Portion
	Three Months Ended September 30,			Three Months Ended September 30,
(in thousands)	2013	2012		2013	2012
Interest rate contracts	$—	—	Interest expense	112	63

The pre-tax effect of fair value hedges on the consolidated statements of income for the nine months ended September 30, 2013 and 2012 is presented below.

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
(in thousands)		Nine Months Ended September 30,
Derivatives not designated as hedging instruments		2013	2012
Interest rate contracts(1)	Other non-interest income	$63	1,223
Mortgage derivatives(2)	Mortgage banking income	(1,865)	819
Total		$(1,802)	2,042

(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(2) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans to third party investors.

The pre-tax effect of fair value hedges on the consolidated statements of income for the three months ended September 30, 2013 and 2012 is presented below.

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
(in thousands)		Three Months Ended September 30,
Derivatives not designated as hedging instruments		2013	2012
Interest rate contracts(1)	Other non-interest income	$221	51
Mortgage derivatives(2)	Mortgage banking income	(6,806)	(1,068)
Total		$(6,585)	(1,017)

(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(2) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans to third party investors.
Note 11- Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted earnings per common share for the nine and three months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Basic Net Income Per Common Share:
Net income available to common shareholders	$82,704	62,202	37,188	16,030
Weighted average common shares outstanding	865,565	786,429	956,694	786,576
Basic net income per common share	$0.10	0.08	0.04	0.02

Diluted Net Income Per Common Share:
Net income available to common shareholders	$82,704	62,202	37,188	16,030
Weighted average common shares outstanding	865,565	786,429	956,694	786,576
Potentially dilutive shares from assumed exercise of securities or other contracts to purchase Common Stock	61,764	123,288	2,986	123,820
Weighted average diluted common shares	927,329	909,717	959,680	910,396
Diluted net income per common share	$0.09	0.07	0.04	0.02

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
As of September 30, 2013 and 2012, there were 25.4 million and 30.4 million, respectively, potentially dilutive shares related to Common Stock options and Warrants to purchase shares of Common Stock that were outstanding during 2013 and 2012, but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive.

Note 12 - Share-based Compensation
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. On April 25, 2013, the Synovus shareholders approved the 2013 Omnibus Plan, replacing the 2007 Omnibus Plan. At September 30, 2013, Synovus had a total of 57,606,144 shares of its authorized but unissued Common Stock reserved for future grants under the 2013 Omnibus Plan. The Plan permits grants of share-based compensation including stock options, non-vested shares, and restricted share units. The grants generally include vesting periods ranging from two to five years and contractual terms of 10 years. Stock options are granted at exercise prices which equal the fair value of a share of common stock on the grant-date. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.
Share-based Compensation Expense
Share-based compensation costs associated with employee grants are recorded as a component of salaries and other personnel expense in the consolidated statements of income. Share-based compensation costs associated with grants made to non-employee directors of Synovus are recorded as a component of other operating expenses. Share-based compensation expense for service-based awards is recognized net of estimated forfeitures for plan participants on a straight-line basis over the vesting period. Total share-based compensation expense was $5.8 million and $2.3 million for the nine and three months ended September 30, 2013 and $7.0 million and $2.4 million for the nine and three months ended September 30, 2012, respectively.
Stock Options
During the nine months ended September 30, 2013, Synovus awarded 6,003,250 stock options to key employees. The awards have a service-based vesting period of three years. The weighted average grant-date fair value of the awarded stock options was $1.03 determined using the Black-Scholes option pricing model. At September 30, 2013, there were 22,835,167 options to purchase shares of Common Stock outstanding with a weighted average exercise price of $6.96.
Restricted Share Units and Salary Stock Units
During the nine months ended September 30, 2013, Synovus awarded 1,443,843 restricted share units to key employees and non-employee directors. The awards have a service-based vesting period of three years. The weighted average grant-date fair value of the awarded restricted share units was $2.79 per share. At September 30, 2013, including dividend equivalents granted, there were 4,044,545 restricted share units outstanding with a weighted average grant-date fair value of $2.33.
During the nine months ended September 30, 2013, Synovus also granted 374,708 salary stock units to senior management, which vested and were expensed immediately upon grant. Compensation expense is initially determined based on the number of salary stock units granted and the market price of Common Stock at the grant date. Subsequent to the grant date, compensation expense is recorded for changes in Common Stock market price. The total fair value of salary stock units granted during the nine months ended September 30, 2013 was $1.2 million. Additionally, Synovus recorded compensation expense of $200 thousand during the three months ended March 31, 2013 related to salary stock units granted during 2012 that were settled on February 15, 2013. The salary stock units granted during 2013 are classified as liabilities and will be settled in cash on January 15, 2014.

Note 13 - Income Taxes
The valuation allowance for deferred tax assets was $20.9 million and $18.7 million at September 30, 2013 and December 31, 2012, respectively.  The $2.2 million increase in the valuation allowance from December 31, 2012 to September 30, 2013 is related to certain state income tax credits and state NOL carryforwards that have various expiration dates through the tax year 2018 and 2028, respectively, and are expected to expire before they can be utilized.  Management assesses the need for a valuation allowance for deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.  Based on the assessment of all of the positive and negative evidence at September 30, 2013, management has concluded that it is more likely than not that $763.1 million of the net deferred tax asset will be realized based upon future taxable income.
Synovus expects to realize substantially all of the $763.1 million in net deferred tax assets well in advance of the statutory carryforward period. At September 30, 2013, $201.0 million of existing deferred tax assets are not related to net operating losses or credits and therefore, have no expiration dates. Approximately $467.5 million of the remaining deferred tax assets relate to federal net operating losses which expire in years beginning in 2028 through 2032. Additionally, $66.2 million of the deferred tax assets relate to state NOLs which will expire in installments annually through the tax year 2032. Tax credit carryforwards at September 30, 2013 include federal alternative minimum tax credits totaling $20.5 million, which have an unlimited carryforward period. Other federal and state tax credits at September 30, 2013 total $28.7 million and have expiration dates through the tax year 2033.
The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management's conclusion at September 30, 2013 that it is more likely than not that the net deferred tax assets of $763.1 million will be realized is based upon management's estimate of future taxable income. Management's estimate of future taxable income is based on internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, the valuation allowance may need to be increased. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on Synovus' financial condition or results of operations.
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
At September 30, 2013 and December 31, 2012, unrecognized income tax benefits totaled $1.5 million and $1.1 million, respectively.
Note 14 - Legal Proceedings
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate accrual. An event is considered to be “probable” if “the future event is likely to occur.” The actual amounts accrued by Synovus in respect of legal matters as of September 30, 2013 are not material to Synovus' unaudited interim consolidated financial statements. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
In addition, where Synovus determines that there is a reasonable possibility of a loss in respect of legal matters, including those legal matters described below, Synovus considers whether it is able to estimate the total reasonably possible loss or range of loss. An event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely.” An event is “remote” if “the chance of the event or future event occurring is more than slight but less than reasonably possible." In many situations, Synovus may be unable to estimate reasonably possible losses due to the preliminary nature of the legal matters, as well as a variety of other factors and uncertainties. For those legal matters where Synovus is able to estimate a range of reasonably possible losses, management currently estimates the aggregate range of reasonably possible losses is from zero to $60 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to Synovus, and the actual losses could prove to be higher. As there are further developments in these legal matters, Synovus will reassess these matters, and the estimated range of reasonably possible losses may change as a result of this assessment. Based on Synovus' current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations for any particular period.

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
Securities Class Action
On July 7, 2009, the City of Pompano Beach General Employees' Retirement System filed suit against Synovus, and certain of Synovus' current and former officers, in the United States District Court, Northern District of Georgia (Civil Action File No. 1:09-CV-1811) (the “Securities Class Action”); and on June 11, 2010, Lead Plaintiffs, the Labourers' Pension Fund of Central and Eastern Canada and the Sheet Metal Workers' National Pension Fund, filed an amended complaint alleging that Synovus and the named individual defendants misrepresented or failed to disclose material facts that artificially inflated Synovus' stock price in violation of the federal securities laws. Lead Plaintiffs' allegations are based on purported exposure to Synovus' lending relationship with the Sea Island Company and the impact of such alleged exposure on Synovus' financial condition. Lead Plaintiffs in the Securities Class Action seek damages in an unspecified amount. On May 19, 2011, the Court ruled that the amended complaint failed to satisfy the mandatory pleading requirements of the Private Securities Litigation Reform Act. The Court also ruled that Lead Plaintiffs would be allowed the opportunity to submit a further amended complaint. Lead Plaintiffs served their second amended complaint on June 27, 2011. Defendants filed a Motion to Dismiss that complaint on July 27, 2011. On March 22, 2012, the Court granted in part and denied in part that Motion to Dismiss. On April 19, 2012, the Defendants filed a motion requesting that the Court reconsider its March 22, 2012 order. On September 26, 2012, the Court issued a written order denying the Motion for Reconsideration. Defendants filed their answer to the second amended complaint on May 21, 2012. On March 7, 2013, the Court granted Lead Plaintiffs' motion for class certification. On May 23, 2013, the 11th Circuit Court of Appeals granted Defendants permission to appeal the District Court’s certification of the class. On October 4, 2013, the Lead Plaintiffs and the Defendants reached a settlement-in-principle to settle the Securities Class Action. Under the settlement-in-principle, the Defendants shall cause to be paid $11.8 million (the “Settlement Payment”) in exchange for broad releases, dismissal with prejudice of the Securities Class Action and other material and customary terms and conditions.  Synovus expects that, subject to execution of an appropriate release of the Defendants’ insurance carriers and other customary acknowledgments by the Defendants, the Settlement Payment will be fully covered by insurance. There can be no assurance that the settlement-in-principle will be approved by the District Court. In the event the settlement-in-principle of the Securities Class Action is not approved by the District Court and finally settled, Synovus and the individually named defendants collectively intend to vigorously defend themselves against the Securities Class Action.
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
Assertion of Overdraft Fees as Interest Litigation
Synovus Bank was also named as a defendant in a putative state-wide class action in which the plaintiffs allege that overdraft fees charged to customers constitute interest and, as such, are usurious under Georgia law. The case, Griner et. al. v. Synovus Bank, et. al. was filed in Gwinnett County State Court (state of Georgia) on July 30, 2010, and asserts claims for usury, conversion and money had and received for alleged injuries suffered by the plaintiffs as a result of Synovus Bank's assessment of overdraft charges in connection with its POS/debit and automated-teller machine cards used to access customer accounts. Plaintiffs contend that such overdraft charges constitute interest and are therefore subject to Georgia usury laws. Synovus Bank contends that such overdraft charges constitute non-interest fees and charges under both federal and Georgia law and are otherwise exempt from Georgia usury limits. On September 1, 2010, Synovus Bank removed the case to the United States District Court for the Northern District of Georgia, Atlanta Division. The plaintiffs filed a motion to remand the case to state court. On July 22, 2011, the federal court entered an order granting plaintiffs' motion to remand the case to the Gwinnett County State Court. Synovus Bank subsequently filed a motion to dismiss. On February 22, 2012, the state court entered an order denying the motion to dismiss. On March 1, 2012, the state court signed and entered a certificate of immediate review thereby permitting Synovus Bank to petition the Georgia Court of Appeals for a discretionary appeal of the denial of the motion to dismiss. On March 12, 2012, Synovus Bank filed its application for interlocutory appeal with the Georgia Court of Appeals. On April 3, 2012, the Georgia Court of Appeals granted Synovus Bank's application for interlocutory appeal of the state court's order denying Synovus Bank's motion to dismiss. On April 11, 2012, Synovus Bank filed its notice of appeal. Oral arguments were heard in the case on September 19, 2012. On March 28, 2013, the Georgia Court of Appeals entered an order affirming the denial of Synovus Bank's motion to dismiss and remanding the case back to the State Court of Gwinnett County for further proceedings. On April 8, 2013, Synovus Bank filed a motion requesting that the Court of Appeals reconsider its March 28, 2013 order. On April 11, 2013, the Court of Appeals entered an order denying Synovus Bank's motion for reconsideration.  On April 19, 2013, Synovus Bank filed a notice of its intent to petition the Supreme Court of Georgia for a writ of certiorari.  On May 1, 2013, Synovus Bank filed a petition for writ of certiorari with the Supreme Court of Georgia.  On October 7, 2013, the Supreme Court of Georgia accepted certiorari and vacated the March 28, 2013 order of the Georgia Court of Appeals instanter with direction that the Court of Appeals remand the case to the trial court for further consideration in light of the effect, if any, of the July 3, 2013 Declaratory Order issued by the Georgia Department of Banking and Finance, which declares that to provide parity with national banks, overdraft fees imposed by state-chartered banks in connection with deposit accounts are not subject to Georgia’s usury laws. The trial court has scheduled a November 21, 2013 hearing for consideration of this issue.
Note 15 - Pending Branch Sales
On September 5, 2013, Synovus Bank signed a definitive agreement with IBERIABANK (“IBERIABANK”) pursuant to which IBERIABANK will acquire certain assets, including selected loans, and assume substantially all of the deposits associated with the Memphis, Tennessee, operations of Trust One Bank, a division of Synovus Bank.  The transaction is expected to close in January 2014.  Completion of the transaction is subject to satisfaction of customary closing conditions, including receipt of all regulatory approvals. At September 30, 2013, the Trust One Bank division had approximately $127 million in loans and approximately $202 million in deposits in five branches serving the Memphis market.

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
The following financial review summarizes the significant trends affecting Synovus’ results of operations and financial condition for the nine and three months ended September 30, 2013 and 2012, respectively. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ 2012 Form 10-K.
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
ECONOMIC OVERVIEW
The nation’s economy began the third quarter acclimating to the June announcement by the Federal Reserve that its Quantitative Easing program could be tapered downwards towards eventual termination by mid-2014. The widely held expectation that initial tapering would be implemented at the September 18th Federal Reserve meeting was proved incorrect as action was deferred due to a fragile economic recovery, the potential risks of a government shutdown, and partisan debate over the national debt ceiling issues and the Affordable Care Act, each of which poses significant risk for a recovery that has yet to find sustained, vigorous growth. The Federal Reserve has stated that the commencement of the tapering process would be preceded by clear evidence of a sustained recovery.  Given the market events that were imminent at the end of the third quarter of 2013 (such as the government shutdown, which ran through the first half of October), statistics used by the Federal Reserve to make such a judgment are expected to be distorted, skewed, or unavailable in the fourth quarter of 2013. Due to this condition, consensus has developed that the Federal Reserve will defer the implementation of tapering until 2014.
Unemployment continued to decline, dropping to 7.3% at the end of the third quarter from 7.6% at the end of the second quarter; concerns that the downward movement may be due more to a decline in the labor force than actual organic job growth have muted the impact of the quarter’s progress. Within the Synovus footprint, most Metropolitan Statistical Areas (MSAs) showed declining unemployment, some mainly due to organic job growth (e.g., Tampa-St. Petersburg-Clearwater, Florida MSA) and others due to labor force reductions (e.g., Columbus, Georgia MSA). Within the Synovus footprint MSAs, the lowest unemployment rate for the third quarter of 2013 was 5.1% in the Crestview-Fort Walton-Destin, Florida MSA, while the highest MSA unemployment rate was 12.9% in the Dalton, Georgia MSA.
The Conference Board Consumer Confidence Index third quarter peak was 81.8 in August, before declining to 79.7 at quarter-end due to the then-imminent government shutdown and concern over the lack of resolution of the national debt ceiling issue. Consumer spending also peaked in August, as measured by several polls, and then dropped at higher-than-seasonal rates in September. This trend held in automobile sales (5.1% decline from August to September), National Federation of Independent Businesses Small Business Optimism Index (94.1 in August vs. 93.9 in September), and various other measures of economic health. Due to the United States government shutdown, some datasets for September remained unreleased at quarter-end, although consensus opinion points towards the same trend. It is likely that in Synovus markets where U.S. government employment is indicative of regional economic conditions, early fourth quarter consumption reductions could occur, with a minor recovery in losses as affected U.S. government employees are given back-pay.
After the late surge in mortgage rates at the end of the second quarter, homebuyers and refinancing home owners found some relief with the postponement of tapering in mid-September as rates dropped accordingly; the average 30-year mortgage rate at the end of the quarter was 4.62%, historically very low, yet roughly 100 bps over 2013 troughs. The pace of permitting in residential construction (including multi-family) slowed dramatically in the third quarter as evidenced by declines in permit volume in many MSAs within the Synovus footprint. Median home sale prices within the Synovus footprint generally increased year-over-year during the quarter, where Atlanta, for example, led the Synovus MSAs with a 39% year-over-year increase. Only two markets logged year-over-year median home sale price declines; these are Huntsville, Alabama and Columbus, Georgia, both with a 5% decrease. It should be noted, however, that during the most recent economic recession, both the Huntsville and Columbus markets saw only minimal housing market declines, when compared to those declines experienced in other Synovus footprint areas (e.g., in Atlanta, Georgia).
Commercial real estate continued its recovery as asset values pushed higher, particularly in the multi-family and industrial/warehouse sectors where capitalization rates are at or near historical lows and rents have generally exceeded pre-recession levels. Premium pricing for major metro market properties has pushed investors seeking adequate yields towards secondary markets and major inland transportation hubs. There is some general concern in the office sector, specifically the medical subsector where the impact of the Affordable Care Act is unclear. Expense control by hospitals and the consolidation of independent physician practices could result in an oversupply of vacant medical office space.
European nations continue to experience weak economic conditions, and as a result the Central Bank has kept key interest rates low in hopes of positively impacting below-normal lending levels. After experiencing lower first and second quarter international consumption rates, China had increased factory production and retail sales during the third quarter. Additionally, during the third quarter, the prospect of military intervention in Syria over chemical weapon attacks created uncertainties; however, a non-aggressive settlement was achieved and oil prices subsided. At this time, Synovus does not have direct exposure to global markets, but it will continue to monitor the impact of international developments on domestic economic activity and will determine the most appropriate strategies to pursue.

DISCUSSION OF RESULTS OF OPERATIONS
Consolidated Financial Highlights
A summary of Synovus’ financial performance for the nine months ended September 30, 2013 and 2012 is set forth in the table below.

	Nine Months Ended September 30,			Three Months Ended September 30,
(dollars in thousands, except per share data)	2013	2012	Change	2013	2012	Change
Net interest income	$605,861	646,661	(6.3)%	203,970	212,345	(3.9)%
Provision for loan losses	55,534	173,843	(68.1)	6,761	63,572	(89.4)
Non-interest income	193,390	233,849	(17.3)	63,578	73,233	(13.2)
Non-interest expense	550,799	602,890	(8.6)	187,328	191,492	(2.2)
Adjusted non-interest expense(1)	502,618	520,886	(3.5)	171,038	167,421	2.2
Income before income taxes	192,918	103,777	85.9	73,459	30,514	140.7
Pre-tax, pre-credit costs income(1)	294,062	328,715	(10.5)	95,386	111,501	(14.5)
Net income available to common shareholders	82,704	62,202	33.0	37,188	16,030	132.0
Net income per common share, basic	0.10	0.08	19.4	0.04	0.02	90.7
Net income per common share, diluted	$0.09	0.07	27.4	0.04	0.02	120.1
Net interest margin	3.41%	3.51	(10) bps	3.40%	3.51	(11) bps
Net charge-off ratio	0.75	1.95	(120) bps	0.47	1.97	(150) bps

	September 30, 2013	June 30, 2013	Sequential Quarter Change	September 30, 2012	Year Over Year Change
(dollars in thousands, except per share data)
Loans, net of deferred fees and costs	$19,711,610	19,608,283	103,327	$19,731,865	(20,255)
Total deposits	20,973,856	20,710,703	263,153	20,846,830	127,026
Core deposits(1)	19,698,656	19,372,640	326,016	19,926,871	(228,215)
Core deposits excluding time deposits(1)	16,128,904	15,995,424	133,480	16,155,754	(26,850)

Non-performing assets ratio	2.96%	3.21	(25) bps	4.51%	(155) bps
Past due loans over 90 days	0.02	0.02	—	0.05	(3) bp

Tier 1 capital(1)	$2,292,758	2,904,985	(612,227)	$2,835,950	(543,192)
Tier 1 common equity(1)	2,157,358	1,932,260	225,098	1,871,260	286,098
Total risk-based capital	2,835,108	3,445,161	(610,053)	3,465,950	(630,842)
Tier 1 capital ratio(1)	10.55%	13.49	(294) bp	13.23%	(268) bps
Tier 1 common equity ratio(1)	9.93	8.97	96 bps	8.73	120 bps
Total risk-based capital ratio	13.04	15.99	(295) bps	16.16	(312) bps
Total shareholders’ equity to total assets ratio(1)	11.18	13.43	(225) bps	11.16	2 bps
Tangible common equity to tangible assets ratio(1)	10.61	9.71	90 bps	7.35	326 bps

(1)	See reconciliation of “Non-GAAP Financial Measures” in this Report.
Results for the Nine and Three Months Ended September 30, 2013
For the nine months ended September 30, 2013, net income available to common shareholders was $82.7 million, or $0.09 per diluted common share, compared to net income available to common shareholders of $62.2 million, or $0.07 per diluted common share for the nine months ended September 30, 2012.  For the three months ended September 30, 2013, net income available to common shareholders was $37.2 million, or $0.04 per diluted common share, compared to $16.0 million and $0.02 per diluted common share for the same period a year ago. Net income available to common shareholders for the nine months ended September 30, 2013 includes $72.1 million in income tax expense, while net income available to common shareholders for the same period a year ago includes an income tax benefit of $2.4 million. For 2013, earnings are subject to income tax expense at an effective rate of approximately 37% following the reversal of substantially all of the deferred tax asset valuation allowance during the three months ended December 31, 2012. Income before taxes for the nine months ended September 30, 2013 was $192.9 million, an $89.1 million, or 85.9%, increase over the nine months ended September 30, 2012.

Overall improvement for the nine months ended September 30, 2013 compared to the same period one year ago is due to a $151.2 million decrease in total credit costs and an $18.3 million decrease in adjusted non-interest expense, partially offset by a $40.8 million decrease in net interest income and a $40.5 million decrease in non-interest income.  All key credit quality metrics continued to improve during the three months ended September 30, 2013. Credit costs continued to decline and totaled $22.4 million for the three months ended September 30, 2013, compared to $24.0 million for the three months ended June 30, 2013 and $85.6 million for the three months ended September 30, 2012. Net charge-offs for the three months ended September 30, 2013 totaled $23.0 million or 0.47% of average loans annualized, down from $30.0 million or 0.61% of average loans annualized for the three months ended June 30, 2013.  The annualized net charge-off ratio for the nine months ended September 30, 2013 is 0.75%, the lowest level since the first quarter of 2008. NPL inflows were $47.4 million for the three months ended September 30, 2013, down from $66.9 million for the three months ended June 30, 2013, and down 58.7% from $114.8 million for the three months ended September 30, 2012. Total non-performing assets declined $48.3 million from $635.2 million at June 30, 2013 to $586.9 million at September 30, 2013, and declined $312.5 million or 34.7% from September 30, 2012. As a percentage of total loans outstanding, past due loans remained at favorable levels with total loans past due and still accruing interest of 0.40% at September 30, 2013 compared to 0.41% and 0.55% at June 30, 2013 and September 30, 2012, respectively, and loans 90 days past due and still accruing interest were 0.02% at September 30, 2013 compared to 0.02% at June 30, 2013 and 0.05% at September 30, 2012.
Pre-tax, pre-credit costs income (which excludes provision for loan losses, other credit costs, restructuring charges, Visa indemnification charges, and investment securities gains, net) decreased 10.5% to $294.1 million for the nine months ended September 30, 2013, compared to $328.7 million for nine months ended September 30, 2012, and declined 14.5% to $95.4 million for the three months ended September 30, 2013, compared to $111.5 million for the three months ended September 30, 2012. As compared to the three months ended June 30, 2013, pre-tax, pre-credit costs income decreased 2.7% to $95.4 million during the three months ended September 30, 2013. The decrease in pre-tax, pre-credit costs income was primarily driven by a $1.5 million decrease in non-interest income (primarily due to a $2.0 million decrease in mortgage banking income) and a $3.3 million increase in adjusted non-interest expense (primarily due to higher employment expenses), and was partially offset by a $1.9 million increase in net interest income (due primarily to one additional calendar day in the quarter). The $16.1 million decline from the three months ended September 30, 2012 was driven by an $8.4 million decrease in net interest income, a $4.1 million decrease in adjusted non-interest income, and a $3.6 million increase in adjusted non-interest expense. See reconciliation of "Non-GAAP Financial Measures" in this Report.
The net interest margin for the nine months ended September 30, 2013 was 3.41%, down 10 bps from 3.51%, for the nine months ended September 30, 2012. Earning asset yields decreased by 24 bps compared to the nine months ended September 30, 2012 while the effective cost of funds decreased by 14 bps. The primary factors negatively impacting earning asset yields were a 41 bps decrease in the yield on taxable investment securities and a 32 bps decline in loan yields. The investment yield decrease was due to lower yields available for the reinvestment of maturing higher yielding securities and a higher level of purchased premium amortization. Loan yield decreases were primarily driven by downward pricing of maturing and prepaid loans. A reduction in low yielding funds held at the Federal Reserve Bank had a modest positive impact on earning asset yields. The effective cost of funds was positively impacted by the downward repricing of maturing certificates of deposit and a decrease in the effective cost of core money market deposits and long term debt. As compared to the nine months ended September 30, 2012, core certificates of deposit declined by 33 bps, core money market deposits declined by 8 bps, and the cost of long term debt declined by 81 bps. See reconciliation of core deposits in the "Non-GAAP Financial Measures" in this Report.
At September 30, 2013, total loans outstanding were $19.71 billion, a sequential quarter increase of $103.3 million, or 2.1% annualized. The growth was led by retail loans which grew $83.3 million, or 9.5% annualized. Additionally, commercial and industrial loans grew by $18.1 million, and commercial real estate loans grew by $3.2 million.
At September 30, 2013, total deposits were $20.97 billion, a sequential quarter increase of $263.2 million, or 5.0% annualized. The increase in total deposits was driven by increases in non-interest bearing demand deposits and time deposit account balances. Core deposits ended the quarter at $19.70 billion, up $326.0 million or 6.7% annualized compared to June 30, 2013. Total deposits decreased $83.2 million from $21.06 billion at December 31, 2012 due to a decrease in non-interest bearing demand deposit balances. Core deposits decreased $265.6 million from $19.96 billion at December 31, 2012. See reconciliation of "Non-GAAP Financial Measures" in this Report.
Total shareholders' equity was $2.93 billion at September 30, 2013, compared to $3.57 billion at December 31, 2012. The quarterly change reflects the July 2013 exit from TARP through the redemption of $967.9 million of the Company's Series A preferred stock issued to the U.S. Treasury through the Capital Purchase Program. Additionally, the September 30, 2013 balances reflect the Common Stock and Series C Preferred Stock offerings (approximately $300 million in net proceeds) completed during the third quarter in connection with the TARP redemption.

TARP Redemption and Third Quarter 2013 Capital Transactions
Common Stock and Series C Preferred Stock Offerings
On July 24, 2013, Synovus completed a public offering of 59,870,550 shares of its Common Stock at $3.09 per share. The offering generated net proceeds of $174.8 million.
On July 25, 2013, Synovus completed a public offering of $130 million of non-cumulative Series C Preferred Stock (5.2 million shares, no par value, with a liquidation preference of $25 per share).  The offering generated net proceeds of $125.4 million. From the date of issuance to, but excluding, August 1, 2018, the rate for declared dividends is 7.875% per annum.  From and including August 1, 2018, the dividend rate will change to a floating rate equal to three-month LIBOR plus a spread of 6.39% per annum.
Redemption of TARP Preferred Stock
On July 26, 2013, Synovus redeemed all 967,870 shares of its Series A Preferred Stock issued to the U.S. Treasury under the CPP established under TARP. Over two-thirds of the $967.9 million TARP redemption was funded by internally available funds. The balance of the redemption was funded by net proceeds from the equity offerings completed in July 2013, described above.
In connection with the redemption of the Series A Preferred Stock, Synovus accelerated the accretion of the remaining issuance discount on the Series A Preferred Stock, which resulted in a $5.1 million reduction in net income available to common shareholders for the three months ended September 30, 2013.
The cost of the Series A Preferred Stock (consisting of dividends paid to the Treasury on a quarterly basis, and related accretion) was approximately $59 million per year. The elimination of this cost, net of the impact of the transactions described above which funded the redemption of the Series A Preferred Stock, is expected to result in a net annualized increase to diluted EPS of $0.04 (based on annualized second quarter 2013 actual results).
The U.S. Treasury continues to hold Warrants, which expire on December 19, 2018. Synovus will continue to evaluate the potential repurchase of these Warrants directly from the U.S. Treasury or through participation in a subsequent auction process, which may or may not be successful.
Changes in Financial Condition
During the nine months ended September 30, 2013, total assets decreased $541.7 million from $26.76 billion at December 31, 2012 to $26.22 billion. The principal components of this decrease were a decrease of $99.9 million in cash and cash equivalents, a decrease of $151.4 million in mortgage loans held for sale, at fair value, and a $532.0 million decrease in interest bearing funds with the Federal Reserve Bank which was primarily due to the use of these funds for TARP. These decreases were partially offset by a $170.2 million increase in investment securities available for sale and a $169.9 million increase in loans, net of deferred fees and costs.

Loans
The following table compares the composition of the loan portfolio at September 30, 2013, December 31, 2012, and September 30, 2012.

(dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2013 vs. December 31, 2012 % Change(1)	September 30, 2012	September 30, 2013 vs. September 30, 2012 % Change
Investment properties	$4,441,113	4,376,118	2.0%	$4,402,464	0.9%
1-4 family properties	1,174,245	1,279,105	(11.0)	1,427,250	(17.7)
Land acquisition	730,135	794,229	(10.8)	909,420	(19.7)
Total commercial real estate	6,345,493	6,449,452	(2.2)	6,739,134	(5.8)
Commercial, financial and agricultural	5,415,424	5,301,134	2.9	5,163,546	4.9
Owner-occupied	3,811,649	3,800,380	0.4	3,877,578	(1.7)
Small business	591,377	516,349	19.4	444,784	33.0
Total commercial and industrial	9,818,450	9,617,863	2.8	9,485,908	3.5
Home equity lines	1,549,582	1,542,397	0.6	1,572,986	(1.5)
Consumer mortgages	1,482,861	1,411,561	6.8	1,416,820	4.7
Credit cards	253,805	263,561	(4.9)	257,922	(1.6)
Other retail	286,421	277,229	4.4	276,148	3.7
Total retail	3,572,669	3,494,748	3.0	3,523,876	1.4
Total loans	19,736,612	19,562,063	1.2	19,748,918	(0.1)
Deferred fees and costs, net	(25,002)	(20,373)	nm	(17,053)	nm
Total loans, net of deferred fees and costs	$19,711,610	19,541,690	1.2%	$19,731,865	(0.1)%

(1) Percentage changes are annualized.
At September 30, 2013, total loans outstanding were $19.71 billion, a sequential quarter increase of $103.3 million or 2.1% on an annualized basis. Retail loans provided $83.3 million of the $103.3 million in net growth for the quarter, increasing 9.5% on an annualized basis.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at September 30, 2013 were $16.16 billion or 81.9% of the total loan portfolio compared to $16.07 billion, or 82.2%, at December 31, 2012 and $16.23 billion, or 82.2%, at September 30, 2012.
At both September 30, 2013 and December 31, 2012, Synovus had 22 commercial loan relationships with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at September 30, 2013 and December 31, 2012 was approximately $67 million and $70 million, respectively.
Commercial and Industrial Loans
Total C&I loans at September 30, 2013 were $9.82 billion, or 49.8% of the total loan portfolio compared to $9.62 billion, or 49.2% of the total loan portfolio at December 31, 2012 and $9.49 billion, or 48.1% of the total loan portfolio at September 30, 2012. C&I loans grew $200.6 million or 2.8% annualized from December 31, 2012 with growth in commercial, financial, and agricultural and small business outpacing owner-occupied growth. Loans in the health care and social assistance industry, which consist primarily of senior housing loans and are reported within commercial, financial, and agricultural loans, have grown approximately $142 million or 14.1% annualized since December 31, 2012. The C&I portfolio is currently concentrated on small to middle market commercial and industrial lending disbursed throughout a diverse group of industries in the Southeast, including health care and social assistance, finance and insurance, manufacturing, construction, real estate leasing, wholesale trade, and retail trade as shown in the following table. The portfolio is relationship focused and, as a result, Synovus' lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. C&I loans are primarily originated through Synovus' local market banking divisions and made to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. In accordance with Synovus' uniform lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. Approximately 92% of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral.

Commercial and Industrial Loans by Industry	September 30, 2013		December 31, 2012
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Health care and social assistance	$1,499,639	15.3%	1,357,185	14.1%
Manufacturing	816,055	8.3%	767,371	8.0%
Real estate other	810,191	8.3%	771,487	8.0%
Retail trade	704,756	7.2%	664,524	6.9%
Wholesale trade	602,777	6.1%	567,538	5.9%
Small business	591,377	6.0%	516,349	5.4%
Finance and insurance	513,096	5.2%	529,120	5.5%
Real estate leasing	493,807	5.0%	578,695	6.0%
Construction	434,407	4.4%	485,936	5.1%
Accommodation and food services	429,765	4.4%	451,130	4.7%
Professional, scientific, and technical services	396,089	4.0%	418,756	4.3%
Agriculture, forestry, fishing, and hunting	286,962	2.9%	290,762	3.0%
Educational services	220,757	2.3%	221,775	2.3%
Transportation and warehousing	195,679	2.0%	205,038	2.1%
Arts, entertainment, and recreation	160,875	1.6%	182,190	1.9%
Other services	882,271	9.0%	967,193	10.1%
Other industries	779,947	8.0%	642,814	6.7%
Total commercial and industrial loans	$9,818,450	100.0%	$9,617,863	100.0%

(1) Loan balance in each category expressed as a percentage of total commercial and industrial loans.
C&I lending is a key component of Synovus' growth and diversification strategy (reducing overall concentration in CRE and growing the percentage of C&I loans relative to the total loan portfolio). Synovus has actively invested in additional expertise, product offerings, and product quality to provide its C&I clients with increased and enhanced product offerings and customer service. Complementing this investment in C&I growth, management continues to focus on streamlining and enhancing Synovus' existing product lines, especially for traditional retail, small business, and professional services customers.
The Corporate Banking Group provides lending solutions to larger corporate clients and includes specialty units such as syndications and senior housing. These units partner with Synovus' local bankers to build relationships across the five-state footprint, as well as the southeastern and southwestern United States. To date, loan syndications consist primarily of loans where Synovus is participating in the credit (versus being the lead bank). Senior housing loans are typically extended to borrowers in the assisted living or skilled nursing facilities sectors. The Corporate Banking Group also originates loans and participates in loans to well-capitalized public companies and larger private companies that operate in the five-state footprint as well as other states in the Southeast.
The Equipment Financing Group was formed in 2013 and is expected to drive revenue growth with small, middle, and large commercial banking customers. The formation of this group further strengthens the equipment financing line of business and signals Synovus' continued commitment to offer a broad range of expertise, products, and services to commercial customers.
At September 30, 2013, $3.81 billion of total C&I loans, or 19.3% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the real estate. These loans are predominately secured by owner-occupied properties and other real estate. Other types of collateral securing these loans consist primarily of marketable equipment, marketable inventory, accounts receivable, equity and debt securities, and time deposits.
At September 30, 2013, $5.42 billion of total C&I loans, or 27.5% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, and other business assets.
Small business loans were previously reported as a component of retail loans. Effective September 30, 2013, small business loans are reported as a component of C&I loans. All prior periods presented have been reclassified to conform to the current presentation. At September 30, 2013, $591.4 million of total C&I loans, or 3.0% of the total loan portfolio, represented loans originated for the purpose of financing small business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business.

Commercial Real Estate Loans
CRE loans consist of investment properties loans, 1-4 family properties loans, and land acquisition loans. CRE loans are primarily originated through Synovus' local market banking divisions. These loans are subject to the same uniform lending policies referenced above. Total CRE loans, which represent 32.1% of the total loan portfolio at September 30, 2013, were $6.34 billion, a decline of $104.0 million or 2.2% annualized from December 31, 2012 primarily as a result of charge-offs and loan sales as continued de-risking in residential C&D and land acquisition loans offset growth in other categories.
Investment Properties Loans
Total investment properties loans as of September 30, 2013 were $4.44 billion, or 70.0% of the total CRE portfolio and 22.5% of the total loan portfolio, an increase of $64.0 million or 2.0% annualized from $4.38 billion or 67.9% of the total CRE portfolio, and 22.4% of the total loan portfolio at December 31, 2012. Investment properties loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses, and other commercial development properties. Synovus' investment properties portfolio is well diversified with no concentration by property type, geography (other than the fact that most of these loans are in Synovus' primary market areas of Georgia, Alabama, Tennessee, South Carolina, and Florida), or tenants. These loans have been underwritten with stressed interest rates and vacancies and are generally recourse in nature with short-term maturities (three years or less) allowing for restructuring opportunities that reduce Synovus' overall risk exposure. The investment properties loans are primarily secured by the property being financed by the loans; however, these loans may also be secured by real estate or other assets beyond the property being financed.
1-4 Family Properties Loans
At September 30, 2013, 1-4 family properties loans totaled $1.17 billion, or 18.5% of the total CRE portfolio and 5.9% of the total loan portfolio, compared to $1.28 billion, or 19.8% of the total CRE portfolio and 6.5% of the total loan portfolio at December 31, 2012. 1-4 family properties loans include construction loans to homebuilders, commercial mortgage loans to real estate investors, and residential development loans to developers and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. Underwriting standards for these types of loans include stricter approval requirements as well as more stringent underwriting standards than current regulatory guidelines. Construction and residential development loans are generally interest-only loans and typically have maturities of three years or less, and 1-4 family rental properties generally have maturities of three to five years, with amortization periods of up to fifteen to twenty years. Although housing and real estate markets in the five southeastern states within Synovus' footprint are showing signs of stabilization, Synovus has actively worked to reduce its exposure to these types of loans.
Residential C&D Loans
Total residential C&D loans (consisting of 1-4 family construction loans and residential development loans) were $321.2 million at September 30, 2013, a decline of $92.1 million or 29.8% annualized from December 31, 2012 primarily driven by pay-downs, asset dispositions and charge-offs.
Land Acquisition Loans
Total land acquisition loans were $730.1 million at September 30, 2013, or 3.7% of the total loan portfolio, a decline of $64.1 million or 10.8% annualized from December 31, 2012. Land acquisition loans are secured by land held for future development, typically in excess of one year. These loans have short-term maturities and are typically unamortized. Land securing these loans is substantially within the Synovus footprint, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the loan to value of the collateral and the capacity of the guarantor(s). Generally, the maximum loan-to-value at the time of origination or refinancing is aligned with regulatory requirements. Synovus has actively worked to reduce its exposure to these types of loans.
Retail Loans
Retail loans at September 30, 2013 totaled $3.57 billion, representing 18.1% of the total loan portfolio compared to $3.49 billion, or 17.8% of the total loan portfolio at December 31, 2012 and $3.52 billion or 17.8% of the total loan portfolio at September 30, 2012.
The retail loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, HELOCs, credit card, automobile, and other retail loans. The majority of Synovus' retail loans are consumer mortgages and home equity lines secured by first and second liens on residential real estate primarily located in the markets served by Synovus in Georgia, Florida, South Carolina, Alabama, and Tennessee. Credit card loans totaled $253.8 million at September 30, 2013, including $57.5 million of commercial credit card loans. The commercial credit card loans relate to Synovus' commercial and small business customers who utilize corporate credit cards for various business activities.

Retail loans are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores (most recently measured as of June 30, 2013). As of June 30, 2013, weighted-average FICO scores within the residential real estate portfolio were 760 for HELOC and 734 for consumer mortgages. Conservative debt-to-income ratios (average debt to income ratio of loans originated) were maintained in the third quarter of 2013 at 28.3%, as compared to 27.1% in the fourth quarter of 2012. Utilization rates (total amount outstanding as a percentage of total available lines) of 61.3% and 61.7% at September 30, 2013 and December 31, 2012, respectively, and loan-to-value ratios based upon prudent guidelines were maintained to ensure consistency with Synovus' overall risk philosophy. Apart from credit card loans and unsecured loans, Synovus does not originate loans with LTV ratios greater than 100% at origination except for infrequent situations provided that certain underwriting requirements are met. Additionally, at origination, loan maturities are determined based on the borrower's ability to repay (cash flow or earning power of the borrower that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions.
Risk levels 1-6 (descending) are assigned based upon a risk score matrix. At least annually, the retail loan portfolio data is sent to a consumer credit reporting agency for a refresh of customers' credit scores. The most recent credit score refresh was completed as of June 30, 2013. Revolving lines of credit are regularly reviewed for any material change in financial circumstances, and when appropriate, the line of credit may be suspended.
Higher-risk consumer loans as defined by the FDIC are consumer loans (excluding consumer loans defined as nontraditional mortgage loans) where, as of the origination date or, if the loan has been refinanced, as of the refinance date, the probability of default within two years is greater than 20%, as determined using a defined historical stress period. These loans are not a part of Synovus' retail lending strategy, and Synovus does not currently develop or offer specific higher-risk consumer loans, alt-A, no documentation or stated income retail residential real estate loan products. Synovus estimates that, as of September 30, 2013, it has approximately $157 million of higher-risk consumer loans (4.4% of the retail portfolio and 0.8% of the total loan portfolio). Included in this amount is approximately $23 million of accruing TDRs. Synovus makes retail lending decisions based upon a number of key credit risk determinants including credit scores, bankruptcy predictor scores, loan-to-value ratios, and debt-to-income ratios. Prior to 2009, Synovus Mortgage originated Fannie Mae alt-A loans which were generally sold into the secondary market. Synovus Mortgage no longer originates such loans, and as of September 30, 2013 the balance of such loans remaining on the balance sheet is not material.
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
Other Real Estate
The carrying value of ORE was $126.6 million, $150.3 million, and $189.2 million at September 30, 2013, December 31, 2012, and September 30, 2012, respectively. As of September 30, 2013, the ORE carrying value reflects cumulative write-downs totaling approximately $112 million, or 47% of the related loans' unpaid principal balance. During the nine months ended September 30, 2013 and 2012, $76.1 million and $122.1 million, respectively, of loans and other loans held for sale were foreclosed and transferred to ORE at fair value. During the nine months ended September 30, 2013 and 2012, Synovus recognized foreclosed real estate expense, net, of $28.8 million and $55.7 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and net realized losses resulting from sales transactions totaling $22.7 million and $42.7 million for the nine months ended September 30, 2013 and 2012, respectively.
At foreclosure, ORE is reported at the lower of cost or fair value less estimated selling costs, which establishes a new cost basis. Subsequent to foreclosure, ORE is evaluated quarterly and reported at fair value less estimated selling costs, not to exceed the new cost basis, determined on the basis of current appraisals, comparable sales and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments such as changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management's plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral, less costs to sell, is recorded as a charge against the allowance for loan losses.
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

Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the relative composition of deposits.

Composition of Deposits
(dollars in thousands)	September 30, 2013	%(1)	December 31, 2012	%(1)	September 30, 2012	%(1)
Non-interest bearing demand deposits	$5,358,659	25.5%	$5,665,527	26.9%	$5,503,288	26.4%
Interest bearing demand deposits	4,038,710	19.3	4,016,209	19.1	3,442,746	16.5
Money market accounts, excluding brokered deposits	6,124,544	29.2	6,136,538	29.1	6,650,919	31.9
Savings deposits	606,991	2.9	562,717	2.7	558,801	2.7
Time deposits, excluding brokered deposits	3,569,752	17.0	3,583,304	17.0	3,771,117	18.1
Brokered deposits	1,275,200	6.1	1,092,749	5.2	919,959	4.4
Total deposits	$20,973,856	100.0	$21,057,044	100.0	$20,846,830	100.0
Core deposits(2)	$19,698,656	93.9	$19,964,295	94.8	$19,926,871	95.6
Core deposits excluding time deposits(2)	$16,128,904	76.9%	$16,380,991	77.8%	$16,155,754	77.5%

(1) Deposits balance in each category expressed as percentage of total deposits.
(2) See reconciliation of “Non-GAAP Financial Measures” in this Report.
Total deposits at September 30, 2013 increased $263.2 million, or 5.0% annualized, from June 30, 2013. Compared to December 31, 2012, total deposits declined $83.2 million, or 0.5% annualized and compared to September 30, 2012, total deposits increased $127.0 million or 0.6%. The year-to-date decline in total deposits was driven by reductions in non-interest bearing demand deposits due to expected reductions in clearing and SCM temporary accounts which were at elevated levels at year-end. Non-interest bearing demand deposits as a percentage of total deposits was 25.5% at September 30, 2013, compared to 26.9% at December 31, 2012 and 26.4% at September 30, 2012.
Time deposits of $100,000 and greater at September 30, 2013, December 31, 2012 and September 30, 2012 were $3.13 billion, $2.86 billion, and $2.82 billion respectively, and included brokered time deposits of $1.07 billion, $892.3 million, and $742.7 million, respectively. These larger deposits represented 14.9%, 13.6%, and 13.5% of total deposits at September 30, 2013, December 31, 2012, and September 30, 2012, respectively, and included brokered time deposits which represented 5.1%, 4.2%, and 3.6% of total deposits at September 30, 2013, December 31, 2012, and September 30, 2012, respectively. See reconciliation of “Non-GAAP Financial Measures” in this Report.
At September 30, 2013, total brokered deposits represented 6.1% of Synovus' total deposits compared to 5.2% and 4.4% of total deposits at December 31, 2012 and September 30, 2012, respectively.
Net Interest Income
The following table summarizes the components of net interest income for the nine and three months ended September 30, 2013 and 2012, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

Net Interest Income	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Interest income	$695,755	764,140	233,852	247,676
Taxable-equivalent adjustment	1,703	2,340	529	761
Interest income, taxable equivalent	697,458	766,480	234,381	248,437
Interest expense	89,894	117,479	29,882	35,331
Net interest income, taxable equivalent	$607,564	649,001	204,499	213,106

Non-interest Income
Total reported non-interest income for the nine and three months ended September 30, 2013 was $193.4 million and $63.6 million, respectively, down from the same periods a year ago by, 17.3% or $40.5 million, and 13.2% or $9.7 million, respectively. The decline was due to higher levels of investment securities gains and private equity investment gains realized during 2012, and a current year decrease in mortgage banking income. Excluding net investment securities gains and private equity investment gains/(losses), non-interest income decreased $4.8 million or 2.5% and decreased $5.4 million or 7.9%, respectively for the nine and three months ended September 30, 2013 compared to the same periods a year ago.
The following table shows the principal components of non-interest income.

Non-interest Income	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Service charges on deposit accounts	$58,142	57,319	19,426	20,404
Fiduciary and asset management fees	32,471	31,966	10,389	10,340
Brokerage revenue	21,231	19,786	6,636	6,844
Mortgage banking income	19,569	23,247	5,314	9,261
Bankcard fees	22,662	23,938	7,760	7,866
Investment securities gains, net	2,571	30,909	1,124	6,656
Other fee income	16,461	14,927	5,199	5,276
(Decrease) increase in fair value of private equity investments, net	(856)	6,428	284	(944)
Other non-interest income	21,139	25,329	7,446	7,530
Total non-interest income	$193,390	233,849	63,578	73,233

Principal Components of Non-interest Income
Service charges on deposit accounts for the nine and three months ended September 30, 2013 were $58.1 million and $19.4 million, up $823 thousand or 1.4%, and down $978 thousand or 4.8%, respectively, from $57.3 million and $20.4 million for the nine and three months ended September 30, 2012, respectively. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees for the nine and three months ended September 30, 2013 were $25.3 million and $8.6 million, compared to $27.9 million and $9.6 million, respectively, for the same periods a year earlier, a decrease of $2.6 million and $950 thousand, or 9.3% and 9.9%, respectively, due to lower opt-in rates under Regulation E (Regulation E limits the ability of a financial institution to assess an overdraft fee for paying automated teller machine and debit card transactions that overdraw a customer's account unless the customer affirmatively consents, or opts-in, to the institution's payment of overdrafts for these transactions) and from a decline in the number of accounts following product changes implemented in June of 2012. Account analysis fees were $16.8 million and $5.6 million, respectively, for the nine and three months ended September 30, 2013, up $1.5 million, or 10.1%, and $472 thousand, or 9.1%, respectively, compared to the same periods in 2012 due to service charge increases implemented on January 1, 2013, reductions in discounted/waived fees, and reductions in earnings credit rates. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $16.1 million and $5.2 million for the nine and three months ended September 30, 2013, respectively, up $1.9 million, or 13.2% and down $500 thousand, or 8.8%, respectively, compared to the same periods in 2012. The year-over year increase in all other service charges is primarily due to product changes implemented in June of 2012.
Fiduciary and asset management fees are derived from providing estate administration, employee benefit plan administration, personal trust, corporate trust, corporate bond, investment management and financial planning services. Fiduciary and asset management fees were $32.5 million and $10.4 million for the nine and three months ended September 30, 2013. Fiduciary and asset management fees increased $505 thousand or 1.6% and $49 thousand or 0.5% for the nine and three months ended September 30, 2013, respectively, compared to the same periods in 2012.
Brokerage revenue, which consists primarily of brokerage commissions, was $21.2 million and $6.6 million for the nine and three months ended September 30, 2013. Brokerage revenue increased $1.4 million or 7.3%, but decreased $208 thousand or 3.0%, for the nine and three months ended September 30, 2013, respectively, compared to the same periods in 2012. The year-to-date increase in brokerage revenue is largely due to cross-selling strategies and improved market conditions.
Mortgage banking income decreased $3.7 million, or 15.8% for the nine months ended September 30, 2013, when compared to the same period in 2012, and decreased $3.9 million, or 42.6% for the three months ended September 30, 2013 compared to the same period in 2012. The decline for the three months ended September 30, 2013 was primarily due to a decrease in mortgage production with refinancing volume down significantly as well as lower revenue per loan due to new purchase market competitive pressures. Mortgage banking income is expected to decline modestly from third quarter levels during the fourth quarter of 2013.
Bankcard fees decreased $1.3 million, or 5.3%, and $106 thousand, or 1.3%, for the nine and three months ended September 30, 2013, respectively, compared to the same periods in 2012, primarily due to a decline in transaction volume. Bankcard fees consist primarily of credit card interchange fees and debit card interchange fees. Debit card interchange fees were $9.7 million, down 8.0% and $3.5 million, down 1.9% for the nine and three months ended September 30, 2013, respectively, compared to the same periods in 2012. Credit card interchange fees were $15.4 million, up 0.1%, and $5.3 million, up 1.3% for the nine and three months ended September 30, 2013, respectively, compared to the same periods in 2012.
Other fee income includes fees for letters of credit, safe deposit box fees, access fees for automated teller machine use, customer swap dealer fees, and other miscellaneous fee-related income. Other fee income increased $1.5 million, or 10.3% and decreased $77 thousand, or 1.5%, for the nine and three months ended September 30, 2013, respectively, compared to the same periods in 2012.
The main components of other non-interest income are income from company-owned life insurance policies, insurance commissions, card sponsorship fees, and other miscellaneous items. Other non-interest income decreased $4.2 million, or 16.5% and $84 thousand, or 1.1%, for the nine and three months ended September 30, 2013, respectively, compared to the same periods in 2012. Other non-interest income for the prior year included $3.9 million for interest income on tax refunds received during the first quarter of 2012.
Non-interest Expense
Non-interest expense for the nine and three months ended September 30, 2013 decreased by $52.1 million, or 8.6%, and $4.2 million, or 2.2%, respectively, compared to the same periods in 2012. The decline was led by significant reductions in foreclosed real estate expense and FDIC insurance expense. Adjusted non-interest expense for the nine and three months ended September 30, 2013, which excludes restructuring charges, credit costs, and Visa indemnification charges, declined $18.3 million, or 3.5% for the nine months ended September 30, 2013 and increased $3.6 million, or 2.2%, for the three months ended September 30, 2013 compared to the same periods in 2012. The prior year quarter included the benefit of a $1.7 million litigation expense reserve reversal while the current year quarter included higher levels of advertising and professional fees. Synovus continues to focus on increasing efficiencies while investing in new technologies and in key talent. See "Non-GAAP Financial Measures" in this Report for applicable reconciliation.
The following table summarizes the components of non-interest expense for the nine and three months ended September 30, 2013 and 2012.

Non-interest Expense
	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Salaries and other personnel expense	$276,190	280,972	92,794	93,177
Net occupancy and equipment expense	77,025	79,512	26,475	26,647
FDIC insurance and other regulatory fees	24,059	37,171	7,639	9,205
Foreclosed real estate expense, net	28,800	55,677	10,359	11,997
Losses on other loans held for sale, net	487	4,005	408	4,104
Professional fees	28,922	29,270	11,410	10,074
Third-party services	30,446	28,466	10,151	9,429
Visa indemnification charges	801	5,546	—	833
Restructuring charges	7,295	3,444	687	1,192
Other operating expenses	76,774	78,827	27,405	24,834
Total non-interest expense	$550,799	602,890	187,328	191,492

Total employees were 4,725 at September 30, 2013, down 312, or 6.2%, from 5,037 employees at September 30, 2012. Salaries and other personnel expenses decreased $4.8 million, or 1.7% and decreased $383 thousand, or 0.4% for the nine and three months ended September 30, 2013, respectively, compared to the same periods in 2012, primarily due to the decrease in headcount, but partially offset by increases in employee insurance costs.
Net occupancy and equipment expense declined $2.5 million, or 3.1% and $172 thousand, or 0.6% during the nine and three months ended September 30, 2013, respectively, compared to the same periods in 2012, reflecting savings realized from ongoing efficiency initiatives.

FDIC insurance costs and other regulatory fees decreased $13.1 million, or 35.3% and $1.6 million, or 17.0% for the nine and three months ended September 30, 2013, respectively, compared to the same periods in 2012, primarily due to a decline in the assessment rate for Synovus Bank. While the FDIC deposit assessment rate for Synovus Bank will continue to trend well below the average assessment rate for 2012, the assessment rate will increase in the fourth quarter of 2013 compared to average 2013 rates primarily due to the phase-out from the earnings component measure of the deferred tax asset recapture of $637.5 million recorded in the fourth quarter of 2012.
Foreclosed real estate costs decreased $26.9 million or 48.3% and declined $1.6 million, or 13.7% for the nine and three months ended September 30, 2013, respectively, compared to the same periods in 2012. The decline was largely a result of lower levels of write-downs due to declines in fair value of ORE, as well as lower ORE inventory due to a reduction in the level of foreclosures. For further discussion of foreclosed real estate, see the section captioned “Other Real Estate” of this Report.
Professional fees for the nine and three months ended September 30, 2013 were $28.9 million and $11.4 million, respectively, compared to $29.3 million and $10.1 million for the nine and three months ended September 30, 2012, respectively. The elevated professional fees relate primarily to increased legal fees incurred in connection with credit workouts and problem loan activity as well as legal matters that are disclosed in "Note 14 - Legal Proceedings" of this Report.
Restructuring charges of $7.3 million and $687 thousand recognized during the nine and three months ended September 30, 2013, respectively, primarily consist of severance charges. For further explanation of restructuring charges, see "Note 4 - Restructuring Charges" of this Report.
Other operating expenses declined $2.1 million for the nine months ended September 30, 2013, compared to the same period in 2012. For the three months ended September 30, 2013, other operating expenses were up $2.6 million, or 10.4% from the same period in 2012 due to the benefit of a $1.7 million litigation expense reserve reversal in the prior year and higher levels of advertising costs during the current quarter.
Income Tax Expense
Income tax expense was $72.1 million and $27.8 million for the nine and three months ended September 30, 2013 compared to an income tax benefit of $2.4 million and $0.2 million for the nine and three months ended September 30, 2012, respectively. The income tax impact for the nine and three months ended September 30, 2012 was minimal because the Company recognized reductions to the deferred tax asset valuation allowance, which offset current tax expense. Following the reversal of substantially all of the deferred tax asset valuation allowance during the fourth quarter of 2012, the Company expects to record income tax expense during 2013 at an effective tax rate of approximately 37%. The actual effective income tax rate in future periods could be affected by items that are infrequent in nature, such as new legislation and changes in the deferred tax asset valuation allowance.
At September 30, 2013, the net deferred tax asset, net of valuation allowance, was $763.1 million compared to $806.4 million at December 31, 2012. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases, including operating losses and tax credit carryforwards.
Management assesses the valuation allowance recorded against deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence. Based on the assessment of all the positive and negative evidence at September 30, 2013, management has concluded that it is more likely than not that $763.1 million of the net deferred tax asset will be realized based upon future taxable income.  If actual results differ significantly from the current estimates of future taxable income, the valuation allowance may need to be increased. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on Synovus' financial condition or results of operations.
Synovus expects to realize the $763.1 million net deferred tax asset well in advance of the statutory carryforward period. At September 30, 2013, $201.0 million of existing deferred tax assets are not related to net operating losses or credits and therefore, have no expiration date. Approximately $467.5 million of the remaining deferred tax assets relate to federal net operating losses, which will expire in installments annually beginning in 2028 through 2032. Additionally, $66.2 million of the deferred tax assets relate to state NOLs which expire in installments through the tax year 2032. Tax credit carryforwards at September 30, 2013 include federal alternative minimum tax credits totaling $20.5 million, which have an unlimited carryforward period. Other federal and state tax credits at September 30, 2013 total $28.7 million and have expiration dates through the tax year 2033.
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

CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus continuously monitors the credit quality of its loan portfolio and maintains an allowance for loan losses that management believes is sufficient to absorb probable losses inherent in its loan portfolio. All credit quality measures continued to show improvement during the third quarter of 2013.
The table below includes selected credit quality metrics.

Credit Quality Metrics	As of and for the Three Months Ended,
(dollars in thousands)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Provision for loan losses	$6,761	13,077	35,696	146,526	63,572
Other credit costs	15,603	10,887	13,595	39,236	22,046
Total credit costs	$22,364	23,964	49,291	185,762	85,618
Non-performing loans	450,879	483,464	513,227	543,333	700,204
Impaired loans held for sale(1)	9,351	12,083	9,129	9,455	10,019
Other real estate	126,640	139,653	155,237	150,271	189,182
Non-performing assets	$586,870	635,200	677,593	703,059	899,405
Non-performing loans as a % of total loans	2.29%	2.47	2.65	2.78	3.55
Non-performing assets as a % of total loans, other loans held for sale, and ORE	2.96%	3.21	3.47	3.57	4.51
NPL inflows	$47,446	66,860	83,901	262,708	114,805
Loans 90 days past due and still accruing	4,738	4,595	5,799	6,811	8,972
As a % of total loans	0.02%	0.02	0.03	0.03	0.05
Total past due loans and still accruing	$78,906	80,678	88,330	104,825	108,633
As a % of total loans	0.40%	0.41	0.46	0.54	0.55
Net charge-offs	$23,029	29,969	57,329	193,525	96,493
Net charge-offs/average loans	0.47%	0.61	1.18	3.94	1.97
Allowance for loan losses	$318,612	334,880	351,772	373,405	420,404
Allowance for loan losses as a % of total loans	1.62%	1.71	1.82	1.91	2.13

(1) Represent only impaired loans that have been specifically identified to be sold. Impaired loans held for sale are carried at the lower of cost or fair value, less costs to sell, based primarily on estimated sales proceeds net of selling costs.
Total credit costs
Total credit costs (provision for loan losses plus other credit costs which consist primarily of foreclosed real estate expense, net, provision for losses on unfunded commitments, and charges related to other loans held for sale) for the quarters ended September 30, 2013 and September 30, 2012 were $22.4 million and $85.6 million, respectively, including provision for loan losses of $6.8 million and $63.6 million, respectively, and expenses related to foreclosed real estate of $10.4 million and $12.0 million, respectively. Total credit costs improved 9.2% on a sequential quarter basis and improved 73.9% from the third quarter of 2012, driven by an 89.4% decrease in provision for loan losses. Synovus currently expects that credit costs in the fourth quarter of 2013 will be similar to the second and third quarters of 2013 levels, which would result in a meaningful decline in credit costs compared to the first half of the year.
Non-performing Assets
Total NPAs were $586.9 million at September 30, 2013, a $48.3 million decrease from June 30, 2013 and a $312.5 million or 34.7% decrease from $899.4 million at September 30, 2012. The year-over-year and sequential quarter declines in non-performing assets were primarily driven by asset dispositions and lower NPL inflows. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate were 2.96% at September 30, 2013 compared to 3.21% at June 30, 2013, and 4.51% at September 30, 2012. Synovus currently expects that NPAs and NPLs will continue on an overall downward trend.
During the recent credit crisis, the residential construction and development and land acquisition portfolio experienced a higher level of NPLs and losses than any other loan category. From 2008 through September 2013, this portfolio had $2.11 billion in losses, which was approximately 47% of all losses during this period of time. The exposure from this portfolio has declined significantly as the performing loans in this portfolio have decreased 85.1% from a peak of $5.88 billion, or 22.2% of total performing loans at the end of 2007 to $877.4 million or 4.6% of total performing loans at September 30, 2013. NPLs in this portfolio have also decreased $632.3 million or 78.4% from a peak of $806.2 million at September 30, 2009 to $173.9 million at September 30, 2013. Synovus is generally not actively seeking to originate these types of loans, and is continuing to closely monitor and reduce the remaining exposure in this portfolio.
The table below presents the composition of total residential C&D and land acquisition loans by state at September 30, 2013 and December 31, 2012.

Composition of Residential C&D and Land Acquisition Loans by State(1)
	September 30, 2013
(dollars in thousands)	Non-performing Loans	Performing Loans	Total Loans
Georgia(2)	$140,671	468,369	609,040
Florida	17,945	130,580	148,525
South Carolina	5,659	143,950	149,609
Tennessee	2,501	12,992	15,493
Alabama	7,115	121,538	128,653
Total Residential C&D and Land Acquisition Loans	$173,891	877,429	1,051,320

	December 31, 2012
(dollars in thousands)	Non-performing Loans	Performing Loans	Total Loans
Georgia(3)	$188,699	512,064	700,763
Florida	20,165	148,993	169,158
South Carolina	10,573	146,644	157,217
Tennessee	892	21,059	21,951
Alabama	16,740	141,703	158,443
Total Residential C&D and Land Acquisition Loans	$237,069	970,463	1,207,532

(1) Loans are grouped based on where the loans were originated.
(2) Atlanta represents $229.0 million of total residential construction and development and land acquisition loans, $205.5 million of performing residential construction and development and land acquisition loans, and $23.5 million of non-performing residential construction and development and land acquisition loans.
(3) Atlanta represents $253.8 million of total residential construction and development and land acquisition loans, $222.1 million of performing residential construction and development and land acquisition loans, and $31.7 million of non-performing residential construction and development and land acquisition loans.
NPL inflows during the third quarter of 2013 were $47.4 million, down $67.4 million or 58.7% from the third quarter of 2012 additions of $114.8 million.

NPL Inflows by Portfolio Type
	Three Months Ended
(in thousands)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Investment properties	$6,734	13,180	12,058	79,174	34,414
1-4 family properties	6,416	17,522	20,350	17,858	19,811
Land acquisition	3,451	6,532	6,562	125,653	16,116
Total commercial real estate	16,601	37,234	38,970	222,685	70,341
Commercial, financial and agricultural	8,534	10,876	13,943	16,025	15,153
Owner-occupied	8,817	4,177	6,517	8,833	9,909
Small business	1,625	1,163	1,879	2,087	1,300
Total commercial and industrial	18,976	16,216	22,339	26,945	26,362
Home equity	3,724	4,633	7,904	5,255	3,785
Consumer mortgage	7,518	8,007	12,563	6,486	13,385
Credit cards	—	—	—	—	—
Other retail	627	770	2,125	1,336	932
Total retail	11,869	13,410	22,592	13,077	18,102
Total NPL inflows	$47,446	66,860	83,901	262,707	114,805

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
As a percentage of total loans outstanding, loans 90 days past due and still accruing interest continue to be at very low levels and were 0.02% at both September 30, 2013 and June 30, 2013. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments.
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
Since 2009, for consumer mortgage borrowers experiencing financial difficulties that evidence that current monthly payments are unsustainable, Synovus has been providing through its consumer real estate HAP, a below market interest rate given the borrower's credit risk and/or an extension of the maturity and amortization period beyond loan policy limits for renewed loans. All consumer loans restructured or modified under HAP are TDRs. As of September 30, 2013, there were $31.3 million in accruing TDRs that were part of the HAP program.
Accruing TDRs were $574.2 million at September 30, 2013, compared to $635.1 million at June 30, 2013 and $698.8 million at September 30, 2012. At September 30, 2013, the allowance for loan losses allocated to these accruing TDRs was $37.4 million compared to $39.3 million at June 30, 2013 and $41.4 million at December 31, 2012. Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At September 30, 2013, 98.4% of accruing TDRs were current, and 49.8% or $285.8 million of accruing TDRs were graded as Pass (17.9%) or Special Mention (31.9%) loans.

Accruing TDRs by Risk Grade	September 30, 2013		December 31, 2012
(dollars in thousands)	Amount	%	Amount	%
Pass	$102,933	17.9%	$145,435	21.6%
Special Mention	182,860	31.9	248,661	36.9
Substandard accruing	288,442	50.2	279,287	41.5
Total accruing TDRs	$574,235	100.0%	$673,383	100.0%

Accruing TDRs Aging and Allowance for Loan Losses by Portfolio Class
	September 30, 2013
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$150,510	1,394	—	151,904	7,569
1-4 family properties	101,334	1,398	—	102,732	8,946
Land acquisition	74,778	—	—	74,778	6,414
Total commercial real estate	326,622	2,792	—	329,414	22,929
Commercial, financial and agricultural	92,435	1,483	—	93,918	6,283
Owner-occupied	92,233	2,428	—	94,661	5,826
Small business	3,984	621	—	4,605	290
Commercial and industrial	188,652	4,532	—	193,184	12,399
Home equity lines	42,652	—	—	42,652	1,844
Consumer mortgages	993	1,752	26	2,771	167
Credit cards	—	—	—	—	—
Other retail loans	6,117	97	—	6,214	85
Total retail	49,762	1,849	26	51,637	2,096
Total accruing TDRs	$565,036	9,173	26	574,235	37,424

	December 31, 2012
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$179,832	1,230	—	181,062	10,721
1-4 family properties	107,813	336	—	108,149	10,329
Land acquisition	82,234	1,557	—	83,791	5,949
Total commercial real estate	369,879	3,123	—	373,002	26,999
Commercial, financial and agricultural	135,557	2,006	—	137,563	5,636
Owner-occupied	96,151	1,073	—	97,224	7,382
Small business	2,647	686	—	3,333	184
Commercial and industrial	234,355	3,765	—	238,120	13,202
Home equity lines	8,696	—	—	8,696	195
Consumer mortgages	48,492	1,769	—	50,261	880
Credit cards	—	—	—	—	—
Other retail loans	2,994	310	—	3,304	74
Total retail	60,182	2,079	—	62,261	1,149
Total accruing TDRs	$664,416	8,967	—	673,383	41,350

Non-accruing TDRs may generally be returned to accrual status if there has been sustained repayment performance for a reasonable period, usually a minimum of six months. Consistent with regulatory guidance, a TDR will generally no longer be reported as a TDR after a period of performance and after the loan has been reported as a TDR at a year-end reporting date, and if at the time of the modification, the interest rate was at market, considering the credit risk associated with the borrower. Non-accruing TDRs were $225.8 million at September 30, 2013 compared to $94.4 million at December 31, 2012. The increase from December 31, 2012 is primarily due to the restructuring of one larger credit relationship, which was previously reported as an impaired non-accruing relationship, during the third quarter of 2013.

Non-accruing TDRs by Type
(in thousands)	September 30, 2013	December 31, 2012
Investment properties	$64,689	11,812
1-4 family properties	14,603	26,084
Land acquisition	120,072	31,573
Total commercial real estate	199,364	69,469
Commercial, financial and agricultural	13,452	16,453
Owner-occupied	7,439	2,600
Small business	446	1,062
Commercial and industrial	21,337	20,115
Home equity lines	1,069	992
Consumer mortgages	3,985	3,436
Credit cards	—	—
Other retail loans	14	383
Total retail	5,068	4,811
Total non-accruing TDRs	$225,769	94,395

Potential Problem Loans
Potential problem loans are defined by management as being certain performing loans with a well-defined weakness where there is known information about possible credit problems of borrowers which causes management to have concerns about the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans consist of commercial Substandard accruing loans but exclude loans 90 days past due and still accruing interest and accruing TDRs classified as Substandard. Synovus had $301.6 million of potential problem commercial loans at September 30, 2013 compared to $325.8 million and $597.5 million at June 30, 2013 and September 30, 2012, respectively. At September 30, 2013, the allowance for loan losses allocated to these potential problem loans was $26.7 million compared to $30.8 million and $73.6 million at June 30, 2013 and September 30, 2012, respectively. Synovus cannot predict at this time whether these potential problem loans ultimately will become non-performing loans or result in losses.
Net Charge-offs
The year-to-date annualized net charge-off ratio is now below 1% which is the lowest level since the first quarter of 2008. Net charge-offs for the nine months ended September 30, 2013 were $110.3 million, or 0.75% as a percentage of average loans annualized, a decrease of $179.6 million or 61.9% compared to $289.9 million or 1.95% as a percentage of average loans annualized for the nine months ended September 30, 2012. The decline in net charge-offs was driven by a decline in NPL inflows, better realization rates on loan dispositions, and lower impairment charge-offs on existing collateral dependent impaired loans. Net charge-offs for the three months ended September 30, 2013 were $23.0 million or 0.47% as a percentage of average loans annualized, a decrease of $73.4 million or 76.1% compared to $96.5 million or 1.97% as a percentage of average loans annualized for the three months ended September 30, 2012. Synovus currently expects the annualized net charge-off ratio for 2013 to be below 1%.

The following tables show net charge-offs by loan type for the nine and three months ended September 30, 2013 and 2012.

Net Charge-offs by Loan Type
	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Investment properties	$26,416	40,346	3,643	9,937
1-4 family properties	13,393	42,700	3,186	11,088
Land for future development	22,155	69,998	(121)	29,711
Total commercial real estate	61,964	153,044	6,708	50,736
Commercial, financial and agricultural	12,074	66,530	4,930	26,415
Owner-occupied	11,472	35,849	6,054	8,275
Small business	3,292	1,971	735	787
Commercial and industrial	26,838	104,350	11,719	35,477
Home equity lines	6,432	14,329	1,368	5,796
Consumer mortgages	7,877	11,344	1,242	2,470
Credit cards	4,895	5,540	1,416	1,717
Other retail loans	2,321	1,326	576	297
Retail	21,525	32,539	4,602	10,280
Total net charge-offs	$110,327	289,933	23,029	96,493

Provision for Loan Losses and Allowance for Loan Losses
For the nine months ended September 30, 2013, the provision for loan losses was $55.5 million, a decrease of $118.3 million or 68.1% compared to the nine months ended September 30, 2012. For the three months ended September 30, 2013, the provision for loan losses was $6.8 million, a decrease of $56.8 million or 89.4% compared to the three months ended September 30, 2012.The decrease in the provision for loan losses for the nine and three months ended September 30, 2013 was primarily a result of continued improvement in credit quality trends, including:

•	Reduced net loan charge-offs by $179.6 million or 61.9% from $289.9 million for the nine months ended September 30, 2012 to $110.3 million for the nine months ended September 30, 2013;

•	Reduced NPL inflows by $180.5 million or 47.7% from $378.7 million for the nine months ended September 30, 2012 to $198.2 million for the nine months ended September 30, 2013;

•	Reduced loans rated Special Mention by $476.0 million or 31.9% from $1.49 billion at September 30, 2012 to $1.02 billion at September 30, 2013;

•	Reduced loans rated Substandard accruing by $369.4 million or 38.3% from $964.8 million at September 30, 2012 to $595.4 million at September 30, 2013; and

•	Pass rated loans as a percentage of total loans were 89.5% at September 30, 2013 compared to 84.0% at September 30, 2012.
The allowance for loan losses at September 30, 2013 was $318.6 million or 1.62% of total loans compared to $373.4 million or 1.91% of total loans at December 31, 2012 and $420.4 million or 2.13% of total loans at September 30, 2012. The decrease in the allowance for loan losses is primarily due to continued improvement in credit quality trends, which includes reduced NPL inflows, NPLs and net charge-offs, as well as improved risk grade migration trends and stabilizing fair values of collateral.
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
The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Capital Ratios
(dollars in thousands)	September 30, 2013	December 31, 2012
Tier 1 capital
Synovus Financial Corp.	$2,292,758	2,832,244
Synovus Bank	2,726,783	3,173,530
Tier 1 common equity(1)
Synovus Financial Corp.	2,157,358	1,864,917
Total risk-based capital
Synovus Financial Corp.	2,835,108	3,460,998
Synovus Bank	$2,998,121	3,441,364
Tier 1 capital ratio
Synovus Financial Corp.	10.55%	13.24
Synovus Bank	12.59	14.88
Tier 1 common equity ratio(1)
Synovus Financial Corp.	9.93	8.72
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	13.04	16.18
Synovus Bank	13.84	16.14
Leverage ratio
Synovus Financial Corp.	8.96	11.00
Synovus Bank	10.71	12.41
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	10.61%	9.66

(1) See reconciliation of “Non-GAAP Financial Measures” in this Report.
As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. The capital measures used by the federal banking regulators include the total risk-based capital ratio, the Tier 1 risk-based capital ratio, and the leverage ratio. Synovus Bank is a state-chartered bank under the regulations of the GA DBF. Under applicable regulations, Synovus Bank is well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure. However, even if Synovus Bank satisfies all applicable quantitative criteria to be considered well-capitalized, the regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. Management believes that, as of September 30, 2013, Synovus and Synovus Bank meet all capital requirements to which they are subject. See reconciliation of "Non-GAAP Financial Measures" in this Report.
On July 26, 2013, Synovus redeemed all 967,870 shares of its Series A Preferred Stock issued to the U.S. Treasury under the CPP established under TARP. Over two-thirds of the TARP redemption was funded by internally available funds from an upstream dividend of $680 million from Synovus Bank. The balance of the redemption was funded by net proceeds from equity offerings completed in July 2013, described below. In connection with the redemption of the Series A Preferred Stock, Synovus accelerated the accretion of the remaining issuance discount on the Series A Preferred Stock, which resulted in a $5.1 million reduction in net income available to common shareholders for the three months ended September 30, 2013. The U.S. Treasury continues to hold the Warrants, which expire on December 19, 2018. Synovus will continue to evaluate the potential repurchase of these Warrants directly from the U.S. Treasury or through participation in a subsequent auction process, which may or may not be successful.

    On July 24, 2013, Synovus completed a public offering of 59,870,550 shares of its Common Stock at $3.09 per share. The offering generated net proceeds of $174.8 million.

On July 25, 2013, Synovus completed a public offering of $130 million of Series C Preferred Stock (5.2 million shares, no par value, non-cumulative, with a liquidation preference of $25 per share).  The offering generated net proceeds of $125.4 million. From the date of issuance to, but excluding, August 1, 2018, the rate for declared dividends is 7.875% per annum.  From and including August 1, 2018, the dividend rate will change to a floating rate equal to the three-month LIBOR plus a spread of 6.39% per annum.
There are limitations on the inclusion of deferred tax assets for regulatory capital based on Tier 1 capital levels and projected future earnings. As of September 30, 2013, total disallowed deferred tax assets were $647.8 million or 2.98% of risk weighted assets, compared to $710.5 million or 3.32% of risk weighted assets at December 31, 2012. The DTA limitation will continue to decrease over time, thus creating additional regulatory capital in future periods. See “Part I - Item 1A. Risk Factors - While we recently reversed the valuation allowance for our deferred tax assets, we may not be able to realize these assets in the future and they may be subject to additional valuation allowances, which could adversely affect our operating results and regulatory capital ratios" of Synovus' 2012 Form 10-K.
As previously disclosed, in 2009, Synovus entered into the Synovus MOU with the Atlanta Fed and the GA DBF. The Atlanta Fed and the GA DBF terminated the Synovus MOU effective as of April 22, 2013, and replaced it with a resolution adopted by Synovus' Board of Directors relating to, among other things, continued emphasis on improving asset quality and maintaining strong levels of capital and liquidity. As previously disclosed, in 2010, Synovus Bank entered into the Synovus Bank MOU. The FDIC and the GA DBF terminated the Synovus Bank MOU effective as of May 29, 2013, and replaced it with a resolution adopted by Synovus Bank’s Board of Directors relating to, among other things, continued emphasis on improving asset quality and maintaining strong levels of capital and liquidity.
On July 2, 2013, the Federal Reserve released final United States Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The FDIC and OCC subsequently approved the final rule on July 9, 2013. The rule applies to all banking organizations that are currently subject to regulatory capital requirements as well as certain savings and loan holding companies.  The rule strengthens the definition of regulatory capital, increases risk-based capital requirements, and makes selected changes to the calculation of risk-weighted assets. The rule becomes effective January 1, 2015, for most banking organizations, subject to a transition period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. Based on management's interpretation of the regulation, Synovus' estimated Tier 1 common equity ratio under Basel III as of September 30, 2013 is 9.72%. See reconciliation of "Non-GAAP Financial Measures" in this Report.
Management currently believes, based on internal capital analyses and earnings projections, that Synovus' capital position is adequate to meet current and future regulatory minimum capital requirements. However, Synovus continues to actively monitor economic conditions, evolving industry capital standards, and changes in regulatory standards and requirements, and engages in regular discussions with its regulators regarding capital at both Synovus and Synovus Bank.
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
    Under the terms of the Board resolution described above under "Capital Resources," Synovus is required to inform and consult with the applicable regulatory agencies in advance of declaring or paying any future dividends on its capital stock, including the Common Stock and the Series C Preferred Stock. The Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has in some cases discouraged payment unless both asset quality and capital are very strong.
Synovus declared and paid dividends of $0.03 per common share for each of the nine months ended September 30, 2013 and 2012. In addition to dividends paid on its Common Stock, Synovus paid dividends of $33.7 million and $9.5 million to the Treasury on its Series A Preferred Stock during the nine and three months ended September 30, 2013, respectively. Synovus paid dividends of $36.3 million and $12.1 million to the Treasury on its Series A Preferred Stock during the nine and three months ended September 30, 2012, respectively. On July 26, 2013, Synovus redeemed all 967,870 shares of its Series A Preferred Stock issued to the U.S.

Treasury under the CPP established under TARP. On July 25, 2013 Synovus completed a public offering of $130 million of Series C Preferred Stock (5.2 million shares, no par value, non-cumulative, with a liquidation preference of $25 per share). Synovus recorded the first dividend payment on the Series C Preferred Stock following the declaration date of October 2, 2013.
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
Synovus Bank also generates liquidity through the national deposit markets. Synovus Bank issues longer-term certificates of deposit across a broad geographic base to diversify its sources of funding and liquidity. Access to these deposits could become more limited if Synovus Bank’s asset quality and financial performance were to significantly deteriorate. Synovus Bank has the capacity to access funding through its membership in the FHLB System. At September 30, 2013, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.
In addition to bank level liquidity management, Synovus must manage liquidity at the Parent Company for various operating needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of dividends on our Common Stock and Preferred Stock, and payment of general corporate expenses. The primary source of liquidity for Synovus consists of dividends from Synovus Bank which is governed by certain rules and regulations of the GA DBF and FDIC. Dividends from Synovus Bank in 2010 were $43.9 million. During 2012 and 2011, Synovus Bank did not pay dividends to the Parent Company. On July 19, 2013, the Parent Company received a $680.0 million dividend from Synovus Bank, which Synovus utilized along with the net proceeds from its July Common Stock and Series C Preferred Stock offerings to redeem its $967.9 million of Series A Preferred Stock on July 26, 2013. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality and overall condition. See “Part I - Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results” of Synovus' 2012 Form 10-K.
As previously disclosed, in 2009, Synovus entered into the Synovus MOU with the Atlanta Fed and the GA DBF. The Atlanta Fed and the GA DBF terminated the Synovus MOU effective as of April 22, 2013, and replaced it with a resolution adopted by Synovus' Board of Directors relating to, among other things, continued emphasis on improving asset quality and maintaining strong levels of capital and liquidity. As previously disclosed, in 2010, Synovus Bank entered into the Synovus Bank MOU. The FDIC and the GA DBF terminated the Synovus Bank MOU effective as of May 29, 2013, and replaced it with a resolution adopted by Synovus Bank’s Board of Directors relating to, among other things, continued emphasis on improving asset quality and maintaining strong levels of capital and liquidity.
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
Synovus has historically enjoyed a solid reputation in the capital markets and in the past few years has accessed the capital markets to provide needed liquidity resources, including its public offerings completed in 2009, 2010, 2012 and the third quarter of 2013. Despite the success of these public offerings, there can be no assurance that Synovus will be able to obtain additional new borrowings or issue additional equity on favorable terms, if at all. See "Part I – Item 1A. Risk Factors - Our status as a non-investment grade issuer and any further reductions in our credit rating could increase the cost of our funding from the capital markets and impact our liquidity” of Synovus' 2012 Form 10-K.
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
Earning Assets and Sources of Funds
Average total assets for the nine months ended September 30, 2013 decreased $242.1 million, or 0.9%, to $26.30 billion as compared to $26.54 billion for the first nine months of 2012. Average earning assets decreased $818.3 million, or 3.3%, in the first nine months of 2013 compared to the same period in 2012 and represented 90.7% of average total assets at September 30, 2013, as compared to 93.0% at September 30, 2012. The reduction in average earning assets resulted from a $509.9 million decrease in average taxable investment securities, a $155.5 million net decrease in average loans, net, and a $125.4 million reduction in interest bearing funds at the Federal Reserve Bank. Average interest bearing liabilities decreased $517.8 million, or 2.9%, to $17.39 billion for the first nine months of 2013 compared to the same period in 2012. The decrease in funding sources utilized to support earning assets was driven by an $802.4 million decrease in average interest bearing deposits and a $133.0 million decrease in average federal funds purchased and securities sold under agreements to repurchase. These reductions were partially offset by a $417.6 million increase in average long-term debt.
Net interest income for the nine months ended September 30, 2013 was $605.9 million, a decrease of $40.8 million, or 6.31%, compared to $646.7 million for the nine months ended September 30, 2012.
The net interest margin for the nine months ended September 30, 2013 was 3.41%, down 10 bps from 3.51%, for the nine months ended September 30, 2012. Earning asset yields decreased by 24 bps compared to the nine months ended September 30, 2012 while the effective cost of funds decreased by 14 bps. The primary factors negatively impacting earning asset yields were a 41 bps decrease in the yield on taxable investment securities and a 32 bps decline in loan yields. The investment yield decrease was due to lower yields available for the reinvestment of maturing higher yielding securities and a higher level of purchased premium amortization. Loan yield decreases were primarily driven by downward pricing of maturing and prepaid loans. A reduction in low yielding funds held at the Federal Reserve Bank had a modest positive impact on earning asset yields. The effective cost of funds was positively impacted by the downward repricing of maturing certificates of deposit and a decrease in the effective cost of core money market deposits and long term debt. As compared to the nine months ended September 30, 2012, core certificates of deposit declined by 33 bps, core money market deposits declined by 8 bps, and the cost of long term debt declined by 81 bps. See reconciliation of core deposits in the "Non-GAAP Financial Measures" in this Report.
On a sequential quarter basis, net interest income increased by $1.9 million and the net interest margin increased by 1 bp to 3.40%. Yields on earning assets increased 1 bp and the effective cost of funds was unchanged. Yields on earning assets were positively impacted by a 6 bps increase in taxable investment security yields which was partially offset by a 2 bps decrease in loan yields. Investment yields were positively impacted by higher reinvestment rates and a decrease in purchased premium amortization. Loan yield decreases were primarily driven by downward pricing of maturing and prepaid loans.
Current expectations are for slight downward pressure on the net interest margin during the fourth quarter of 2013. This expectation is primarily due to a projected modest decline in realized loan yields.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Average Balances, Interest, and Yields	2013			2012
(dollars in thousands) (yields and rates annualized)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Interest Earning Assets:
Taxable investment securities (1)	$3,062,976	3,034,152	2,984,129	3,069,000	3,495,838
Yield	1.76%	1.70	1.42	1.62	1.67
Tax-exempt investment securities(1)(3)	$9,835	11,435	14,362	17,377	19,503
Yield (taxable equivalent) (3)	6.26%	6.47	6.34	6.59	6.47
Trading account assets	$13,806	7,847	8,629	9,600	12,343
Yield	4.50%	6.34	7.12	8.04	8.27
Commercial loans(2)(3)	$16,067,424	16,075,832	15,999,999	16,171,318	16,102,353
Yield	4.37%	4.39	4.48	4.50	4.65
Consumer loans(2)	$3,528,057	3,454,874	3,461,622	3,514,257	3,529,528
Yield	4.61%	4.62	4.68	4.70	4.72
Allowance for loan losses	$(328,084)	(351,075)	(372,239)	(405,237)	(446,495)
Loans, net (2)	$19,267,397	19,179,631	19,089,382	19,280,338	19,185,386
Yield	4.50%	4.52	4.54	4.65	4.79
Mortgage loans held for sale	$85,493	129,742	179,507	208,839	175,199
Yield	4.07%	4.35	3.80	3.72	4.03
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	$1,375,920	1,550,113	1,343,652	1,366,422	1,215,743
Yield	0.24%	0.24	0.24	0.24	0.24
Federal Home Loan Bank and Federal Reserve Bank Stock (4)	$70,741	65,014	65,330	66,630	53,239
Yield	2.30%	2.35	2.36	2.03	1.87
Total interest earning assets	$23,886,168	23,977,934	23,684,991	24,018,206	24,157,251
Yield	3.89%	3.88	3.95	3.99	4.09
Interest Bearing Liabilities:
Interest bearing demand deposits	$3,933,902	3,895,675	3,839,707	3,872,025	3,344,561
Rate	0.23%	0.18	0.18	0.18	0.19
Money Market accounts	$6,148,289	6,072,155	6,135,649	6,251,374	6,751,607
Rate	0.33%	0.33	0.33	0.33	0.33
Savings deposits	$607,144	609,832	581,792	558,726	557,086
Rate	0.11%	0.11	0.11	0.10	0.10
Time deposits under $100,000	$1,526,974	1,537,639	1,581,092	1,648,554	1,763,864
Rate	0.62%	0.64	0.69	0.74	0.85
Time deposits over $100,000	$2,022,719	1,891,623	1,958,870	2,015,582	2,176,488
Rate	0.84%	0.88	0.93	0.99	1.11
Brokered money market accounts	$202,802	202,532	202,734	180,216	186,336
Rate	0.27%	0.31	0.32	0.34	0.33
Brokered time deposits	$1,130,491	1,131,444	1,013,461	800,434	820,908
Rate	0.70%	0.77	0.99	1.42	1.83
Total interest bearing deposits	$15,572,321	15,340,900	15,313,305	15,326,911	15,600,850
Rate	0.42%	0.42	0.44	0.47	0.54
Federal funds purchased and other short-term liabilities	$195,717	206,046	214,661	266,431	350,183
Rate	0.14%	0.15	0.17	0.17	0.17
Long-term debt	$1,885,385	1,762,173	1,688,580	1,740,588	1,372,741
Rate	2.85%	3.06	3.26	3.31	4.09
Total interest bearing liabilities	$17,653,423	17,309,119	17,216,546	17,333,930	17,323,774
Rate	0.67%	0.68	0.72	0.75	0.81
Non-interest bearing demand deposits	$5,306,447	5,327,795	5,232,587	5,466,312	5,560,827

Effective cost of funds	0.49%	0.49	0.52	0.54	0.58
Net interest margin	3.40%	3.39	3.43	3.45	3.51
Taxable equivalent adjustment (3)	$529	557	618	766	761

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

Net Interest Income and Rate/Volume Analysis
The following tables set forth the major components of net interest income and the related annualized yields and rates for the nine months ended September 30, 2013 and 2012, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Net Interest Income and Rate/Volume Analysis
	Nine Months Ended September 30,						2013 Compared to 2012
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2013	2012	2013	2012	2013	2012	Volume	Rate
Assets
Interest earning assets:
Taxable investment securities	$3,027,374	3,537,261	$36,931	54,012	1.63%	2.04%	$(7,780)	(9,301)	$(17,081)
Tax-exempt investment securities(2)	11,861	21,483	567	1,033	6.37	6.41	(461)	(5)	(466)
Total investment securities	3,039,235	3,558,744	37,498	55,045	1.65	2.06	(8,241)	(9,306)	(17,547)
Trading account assets	10,113	13,650	433	770	5.71	7.52	(199)	(138)	(337)
Taxable loans, net(1)	19,414,763	19,681,670	647,483	697,070	4.46	4.73	(9,443)	(40,144)	(49,587)
Tax-exempt loans, net(1)(2)	114,997	144,697	4,307	5,670	5.01	5.23	(1,162)	(201)	(1,363)
Allowance for loan losses	(350,304)	(491,363)
Loans, net	19,179,456	19,335,004	651,790	702,740	4.54	4.86	(10,605)	(40,345)	(50,950)
Mortgage loans held for sale	131,236	126,093	3,987	4,260	4.05	4.51	174	(448)	(274)
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	1,423,348	1,570,319	2,576	2,844	0.24	0.24	(264)	(3)	(267)
Federal Home Loan Bank and Federal Reserve Bank stock	67,048	64,958	1,174	821	2.33	1.69	26	327	353
Total interest earning assets	$23,850,436	24,668,768	$697,458	766,480	3.91%	4.15%	$(19,109)	(49,913)	$(69,022)
Cash and due from banks	435,440	447,469
Premises and equipment, net	478,543	480,593
Other real estate	148,671	201,709
Other assets(3)	1,382,171	738,809
Total assets	$26,295,261	26,537,348

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$3,890,106	3,429,498	$5,784	5,723	0.20%	0.22%	$758	(697)	$61
Money market accounts	6,321,433	6,969,477	15,580	21,393	0.33	0.41	(1,987)	(3,826)	(5,813)
Savings deposits	599,682	549,479	473	451	0.11	0.11	41	(19)	22
Time deposits	4,598,569	5,263,700	27,127	49,961	0.79	1.27	(6,318)	(16,516)	(22,834)
Federal funds purchased and securities sold under repurchase agreements	205,405	338,438	242	505	0.16	0.20	(199)	(64)	(263)
Long-term debt	1,779,434	1,361,808	40,688	39,446	3.05	3.86	12,057	(10,815)	1,242
Total interest-bearing liabilities	$17,394,629	17,912,400	$89,894	117,479	0.69	0.88	$4,352	(31,937)	$(27,585)
Non-interest bearing deposits	5,289,213	5,521,857
Other liabilities	198,829	239,019
Shareholders' equity	3,412,590	2,864,072
Total liabilities and equity	$26,295,261	26,537,348
Net interest income/margin			607,564	649,001	3.41%	3.51%	$(23,461)	(17,976)	$(41,437)
Taxable equivalent adjustment			1,703	2,340
Net interest income, actual			$605,861	646,661

(1) Average loans are shown net of unearned income. Non-performing loans are included. Interest income includes fees as follows: 2013 - $18.4 million, 2012 - $14.1 million.
(2) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35% in adjusting interest on tax-exempt loans and investment securities to a taxable-
equivalent basis.
(3) Includes average net unrealized gains (losses) on investment securities available for sale of $17.8 million and $68.0 million for the nine months ended September 30, 2013 and
2012, respectively.

The following tables set forth the major components of net interest income and the related annualized yields and rates for the three months ended September 30, 2013 and 2012, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Net Interest Income and Rate/Volume Analysis
	Three Months Ended September 30,						2013 Compared to 2012
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2013	2012	2013	2012	2013	2012	Volume	Rate
Assets
Interest earning assets:
Taxable investment securities	$3,062,976	3,495,838	$13,483	14,584	1.76%	1.67%	$(1,822)	721	$(1,101)
Tax-exempt investment securities(2)	9,835	19,503	154	316	6.26	6.47	(158)	(4)	(162)
Total investment securities	3,072,811	3,515,341	13,637	14,900	1.78	1.70	(1,980)	717	(1,263)
Trading account assets	13,806	12,343	155	255	4.50	8.27	30	(130)	(100)
Taxable loans, net(1)	19,486,551	19,488,309	217,124	228,670	4.42	4.66	(21)	(11,525)	(11,546)
Tax-exempt loans, net(1)(2)	108,930	143,572	1,359	1,865	4.95	5.17	(451)	(55)	(506)
Allowance for loan losses	(328,084)	(446,495)
Loans, net	19,267,397	19,185,386	218,483	230,535	4.50	4.79	(472)	(11,580)	(12,052)
Mortgage loans held for sale	85,493	175,199	869	1,763	4.07	4.03	(911)	17	(894)
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	1,375,920	1,215,743	830	735	0.24	0.24	97	(2)	95
Federal Home Loan Bank and Federal Reserve Bank stock	70,741	53,239	407	249	2.30	1.87	82	76	158
Total interest earning assets	$23,886,168	24,157,251	$234,381	248,437	3.89%	4.09%	$(3,154)	(10,902)	$(14,056)
Cash and due from banks	420,527	438,745
Premises and equipment, net	478,359	476,432
Other real estate	142,562	191,118
Other assets(3)	1,328,637	723,017
Total assets	$26,256,253	25,986,563

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$3,933,902	3,344,561	$2,269	1,624	0.23%	0.19%	$282	363	$645
Money market accounts	6,351,090	6,937,943	5,238	5,794	0.33	0.33	(488)	(68)	(556)
Savings deposits	607,144	557,086	161	145	0.11	0.10	13	3	16
Time deposits	4,680,185	4,761,260	8,686	13,581	0.74	1.13	(231)	(4,664)	(4,895)
Federal funds purchased and securities sold under repurchase agreements	195,717	350,183	72	155	0.14	0.17	(66)	(17)	(83)
Long-term debt	1,885,385	1,372,741	13,456	14,032	2.85	4.09	5,285	(5,861)	(576)
Total interest-bearing liabilities	$17,653,423	17,323,774	$29,882	35,331	0.67	0.81	$4,795	(10,244)	$(5,449)
Non-interest bearing deposits	5,306,447	5,560,827
Other liabilities	206,863	221,968
Shareholders' equity	3,089,520	2,879,994
Total liabilities and equity	$26,256,253	25,986,563
Net interest income/margin			204,499	213,106	3.40%	3.51%	$(7,949)	(658)	$(8,607)
Taxable equivalent adjustment			529	761
Net interest income, actual			$203,970	212,345

(1) Average loans are shown net of unearned income. Non-performing loans are included. Interest income includes fees as follows: 2013 - $6.7 million, 2012 - $5.2 million.
(2) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35% in adjusting interest on tax-exempt loans and investment securities to a taxable-
equivalent basis.
(3) Includes average net unrealized gains (losses) on investment securities available for sale of ($26.2) million and $67.7 million for the three months ended September 30, 2013 and
2012, respectively.

Market Risk Analysis
Interest rate risk is the primary market risk to which Synovus is potentially exposed. Synovus measures its sensitivity to changes in market interest rates through the use of a simulation model. Synovus uses this simulation model to determine a baseline net interest income forecast and the sensitivity of this forecast to changes in interest rates. These simulations include all of Synovus’ earning assets and liabilities. Forecasted balance sheet changes, primarily reflecting loan and deposit growth and mix forecasts, are included in the periods modeled. Anticipated deposit mix changes in each interest rate scenario are also included in the periods modeled. Projected rates for loans and deposits are based on management's outlook and local market conditions.
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0% to 0.25% and the current prime rate of 3.25%. Due to the targeted federal funds rate being at or near 0% at this time, only rising rate scenarios have been modeled. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points to determine the sensitivity of net interest income for the next twelve months. Synovus continues to maintain a modestly asset sensitive position which would be expected to benefit net interest income in a rising interest rate environment. The following table represents the estimated sensitivity of net interest income to these changes in short term interest rates at September 30, 2013, with comparable information for December 31, 2012.

	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)

Change in Short-term Interest Rates (in basis points)	September 30, 2013	December 31, 2012
+200	3.9%	2.1%
+100	2.6%	1.6%
Flat	—%	—%

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

	As of September 30, 2013
Change in Short-term Interest Rates (in basis points)	Base Scenario	15% Increase in Average Repricing Beta
+200	3.9%	2.7%
+100	2.6%	1.9%

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
To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with loans originated from 2005 through 2008. From January 1, 2005 through September 30, 2013, Synovus Mortgage originated and sold approximately $3.4 billion of first lien GSE eligible mortgage loans and approximately $7.7 billion of first and second lien non-GSE eligible mortgage loans. The total expense pertaining to losses from repurchases of mortgage loans previously sold, including amounts accrued in accordance with ASC 450, was $768 thousand and $6.1 million for the nine months ended September 30, 2013 and 2012, respectively. The total accrued liability related to mortgage repurchase claims was $4.0 million and $5.2 million, at September 30, 2013 and December 31, 2012, respectively. Management reviews the adequacy of the mortgage repurchase reserve on at least a quarterly basis. During each review, management considers a number of factors including previous claims experience, estimated probable losses associated with loans subject to repurchase, as well as estimates regarding future claims volume. Synovus Mortgage sold approximately 30% of its loans originated in the 2005 through 2008 period to certain financial institutions who have settled litigation with the GSE who purchased, held and securitized the mortgages. This settlement ultimately limits Synovus' exposure to repurchases and make whole requests during the origination years 2005 through 2008.  Synovus' exposure is further reduced by the limited third party originations during the 2005 through 2008 periods, the origination of loans primarily within Synovus' five state footprint, and the fact that less than 11% of Synovus Mortgage's loan originations were low or no documentation loans. See "Part I-Item 1A - Risk Factors- We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition" in Synovus’ 2012 Form 10-K.
Mortgage Loan Foreclosure Practices
At September 30, 2013 and December 31, 2012, Synovus had $3.03 billion and $2.95 billion, respectively of home equity and consumer mortgage loans which are secured by first and second liens on residential properties. Of the amounts at September 30, 2013, $483.0 million and $474.4 million, respectively, consist of mortgages relating to properties in Florida and South Carolina, which are states where foreclosures proceed through the courts. Of the amounts at December 31, 2012, $454.1 million and $468.3 million, respectively, consist of mortgages relating to properties in Florida and South Carolina, which are states where foreclosures proceed through the courts. Also, foreclosure practices of financial institutions nationwide came under scrutiny due to the discovery of questionable residential foreclosure procedures of certain large financial institutions. The current focus in foreclosure practices of financial institutions nationwide led Synovus to evaluate its foreclosure process related to home equity and consumer mortgage loans within its loan portfolio. To date, foreclosure activity in the home equity and consumer mortgage loan portfolio has been low. Any foreclosures on these loans are handled by designated Synovus personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Based on information currently available, management believes that it does not have significant exposure related to our foreclosure practices.
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

During the three months ended September 30, 2013, Synovus began implementation of a Dual Risk Rating (DRR) methodology for certain components of its commercial loan portfolio. These changes are described in Note 1 to the unaudited interim consolidated financial statements. There have been no other significant changes to Synovus’ critical accounting policies from those disclosed in Synovus’ 2012 Form 10-K.
Non-GAAP Financial Measures
The measures entitled pre-tax, pre-credit costs income; adjusted non-interest income; adjusted non-interest expense; core deposits and core deposits excluding time deposits; the tangible common equity to tangible assets ratio, the Tier 1 common equity ratio, and the estimated Tier 1 common equity ratio under final Basel III rules are not measures recognized under U.S. GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures are income (loss) before income taxes; total non-interest income; total non-interest expense; total deposits, the ratio of total shareholders’ equity to total assets, and the ratio of Tier 1 capital to risk-weighted assets, respectively.
Management uses these non-GAAP financial measures to assess the performance of Synovus’ core business and the strength of its capital position. Synovus believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist investors in evaluating Synovus’ operating results, financial strength and capital position. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures at other companies. Pre-tax, pre-credit costs income is a measure used by management to evaluate core operating results exclusive of credit costs as well as certain adjusted revenues and expenses such as investment securities gains, net and restructuring charges. Adjusted non-interest income is a measure used by management to evaluate non-interest income exclusive of net investment securities gains. Adjusted non-interest expense is a measure used by management to gauge the success of expense management initiatives focused on reducing recurring controllable operating costs. Core deposits and core deposits excluding time deposits are measures used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. The tangible common equity to tangible assets ratio, the Tier 1 common equity ratio, and the estimated Tier 1 common equity ratio under final Basel III rules are used by management and investment analysts to assess the strength of Synovus’ capital position. The computations of these measures are set forth in the tables below.

Reconciliation of Non-GAAP Financial Measures	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Pre-tax, Pre-credit Costs Income
Income before income taxes	$192,918	103,777	73,459	30,514
Add: Provision for loan losses	55,534	173,843	6,761	63,572
Add: Other credit costs (1)	40,085	73,014	15,603	22,046
Add: Restructuring charges	7,295	3,444	687	1,192
Add: Visa indemnification charges	801	5,546	—	833
Less: Investment securities gains, net	(2,571)	(30,909)	(1,124)	(6,656)
Pre-tax, pre-credit costs income	$294,062	328,715	95,386	111,501

Adjusted Non-interest Income
Total non-interest income	$193,390	233,849	63,578	73,233
Less: Investment securities gains, net	(2,571)	(30,909)	(1,124)	(6,656)
Adjusted non-interest income	$190,819	202,940	62,454	66,577

Adjusted Non-interest Expense
Total non-interest expense	$550,799	602,890	187,328	191,492
Less: Other credit costs(1)	(40,085)	(73,014)	(15,603)	(22,046)
Less: Restructuring charges	(7,295)	(3,444)	(687)	(1,192)
Less: Visa indemnification charges	(801)	(5,546)	—	(833)
Adjusted non-interest expense	$502,618	$520,886	$171,038	$167,421

Reconciliation of Non-GAAP Financial Measures
(in thousands, except per share data)	September 30, 2013	December 31, 2012	September 30, 2012
Core Deposits and Core Deposits Excluding Time Deposits
Total deposits	$20,973,856	21,057,044	20,846,830
Less: Brokered deposits	(1,275,200)	(1,092,749)	(919,959)
Core deposits	19,698,656	19,964,295	19,926,871
Less: Time deposits	(3,569,752)	(3,583,304)	(3,771,117)
Core deposits excluding time deposits	$16,128,904	16,380,991	16,155,754

Tangible Common Equity to Tangible Assets Ratio
Total assets	$26,218,360	26,760,012	25,764,644
Less: Goodwill	(24,431)	(24,431)	(24,431)
Less: Other intangible assets, net	(3,783)	(5,149)	(5,895)
Tangible Assets	$26,190,146	26,730,432	25,734,318
Total shareholders' equity	2,931,860	3,569,431	2,875,700
Less: Goodwill	(24,431)	(24,431)	(24,431)
Less: Other intangible assets, net	(3,783)	(5,149)	(5,895)
Less: Series C Preferred Stock, no par value	(125,400)	—	—
Less: Series A Preferred Stock, no par value	—	(957,327)	(954,690)
Tangible common equity	$2,778,246	2,582,524	1,890,684
Less: tMEDS	—	(260,083)	(260,083)
Tangible common equity excluding tMEDS	$2,778,246	2,322,441	1,630,601
Total shareholders' equity to total assets ratio	11.18%	13.34	11.16
Tangible common equity to tangible assets ratio	10.61%	9.66	7.35

Tier 1 Common Equity Ratio
Total shareholders' equity	$2,931,860	3,569,431	2,875,700
Less: Accumulated other comprehensive loss (income)	29,514	(4,101)	(16,156)
Less: Goodwill	(24,431)	(24,431)	(24,431)
Less: Other intangible assets, net	(3,783)	(5,149)	(5,895)
Less: Disallowed deferred tax assets (2)	(647,828)	(710,488)	—
Other items	7,426	6,982	6,732
Tier 1 capital	$2,292,758	2,832,244	2,835,950
Less: Qualifying trust preferred securities	(10,000)	(10,000)	(10,000)
Less: Series C Preferred Stock, no par value	(125,400)	—	—
Less: Series A Preferred Stock, no par value	—	(957,327)	(954,690)
Tier 1 common equity	2,157,358	1,864,917	1,871,260
Total risk-weighted assets	$21,735,362	21,387,935	21,443,178
Tier 1 capital ratio	10.55%	13.24	13.23
Tier 1 common equity ratio	9.93%	8.72	8.73

Estimated Tier 1 Common Equity Ratio Under Basel III Rules
Tier 1 common equity (Basel I)	$2,157,358
Add: Adjustment related to capital components	50,000
Estimated Tier 1 common equity under final Basel III rules without AOCI	2,207,358
Estimated risk-weighted assets under final Basel III rules	$22,713,616
Estimated Tier 1 common equity ratio under Basel III rules	9.72%

(1) Other credit costs consist primarily of foreclosed real estate expense, net.
(2) Only one year of projected future taxable income may be applied in calculating deferred tax assets for regulatory capital purposes.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, Synovus' disclosure controls and procedures were effective.
Synovus regularly engages in productivity and efficiency initiatives to streamline operations, reduce expenses, and increase revenue. Additionally, investment in new and updated information technology systems has enhanced information gathering and processing capabilities; and allowed management to operate in a more centralized environment for critical processing and monitoring functions. Management of Synovus is responsible for identifying, documenting, and evaluating the adequacy of the design and operation of the controls implemented during each process change described above. There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, Synovus' internal controls over financial reporting.

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
Based on our current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, operating results or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations for any particular period. For additional information, see "Part I - Item 1. Financial Statements - Note 14 - Legal Proceedings" of this Report, which Note is incorporated herein by this reference.
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
ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. – MINE SAFETY DISCLOSURES
None.
ITEM 5. – OTHER INFORMATION
None.

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

SYNOVUS FINANCIAL CORP.

November 6, 2013	By:	/s/ Thomas J. Prescott
Date		Thomas J. Prescott
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)